Form 10-Q
period 2010-03-31
Hyatt Hotels Corp
filed 2010-05-06
CIK 1468174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 001-34521

HYATT HOTELS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1480589
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

71 South Wacker Drive, 12th Floor, Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)

(312) 750-1234

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of April 30, 2010, there were 43,874,530 shares of the registrant’s Class A common stock, $0.01 par value, outstanding and 130,005,588 shares of the registrant’s Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions of dollars, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
REVENUES:
Owned and leased hotels	$451	$416
Management and franchise fees	57	54
Other revenues	11	16
Other revenues from managed properties	322	303

Total revenues	841	789

DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	364	342
Depreciation and amortization	70	65
Other direct costs	(5)	5
Selling, general, and administrative	69	53
Other costs from managed properties	322	303

Direct and selling, general, and administrative expenses	820	768
Net gains (losses) and interest income from marketable securities held to fund operating programs	7	(5)
Equity losses from unconsolidated hospitality ventures	(8)	(2)
Interest expense	(12)	(16)
Other income, net	16	27

INCOME BEFORE INCOME TAXES	24	25

PROVISION FOR INCOME TAXES	(17)	(12)

INCOME FROM CONTINUING OPERATIONS	7	13

DISCONTINUED OPERATIONS:

Loss from discontinued operations, net of income tax benefit of $1 and $- in 2010 and 2009, respectively	(2)	(1)

NET INCOME	5	12

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	2

NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$5	$14

EARNINGS PER SHARE - Basic
Income from continuing operations	$0.04	$0.10

Net income attributable to Hyatt Hotels Corporation	$0.03	$0.11

EARNINGS PER SHARE - Diluted
Income from continuing operations	$0.04	$0.10

Net income attributable to Hyatt Hotels Corporation	$0.03	$0.11

See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions of dollars, except share and per share amounts)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,308	$1,327
Restricted cash	125	11
Inventories	130	133
Other current assets	599	538

Total current assets	2,162	2,009

Investments	222	223

Property and equipment, net	3,454	3,585

Notes receivable, net of allowances	378	385

Intangibles, net	262	284

Other assets	676	669

TOTAL ASSETS	$7,154	$7,155

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	196	196
Other current liabilities	284	299

Total current liabilities	480	495

Long-term debt	838	840

Other long-term liabilities	787	780

Total liabilities	2,105	2,115
Commitments and contingencies (see Note 9)

EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of March 31, 2010 and December 31, 2009	-	-
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 43,874,530 outstanding and 43,941,608 issued at March 31, 2010, Class B common stock, $0.01 par value per share, 462,000,000 shares authorized, 130,005,588 shares issued and outstanding at March 31, 2010 and Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 43,869,597 outstanding and 43,936,675 issued at December 31, 2009, Class B common stock, $0.01 par value per share, 462,000,000 shares authorized, 130,005,588 shares issued and outstanding at December 31, 2009	2	2
Additional paid-in capital	3,732	3,731
Retained earnings	1,343	1,338
Treasury stock at cost, 67,078 shares at March 31, 2010 and December 31, 2009	(2)	(2)
Accumulated other comprehensive loss	(49)	(53)

Total stockholders’ equity	5,026	5,016

Noncontrolling interests in consolidated subsidiaries	23	24

Total equity	5,049	5,040

TOTAL LIABILITIES AND EQUITY	$7,154	$7,155

See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions of dollars)

(Unaudited)

	Three months ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5	$12
Loss from discontinued operations	2	1

Income from continuing operations	7	13

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70	65
Deferred income taxes	9	-
Equity losses from unconsolidated hospitality ventures, including distributions received	12	3
Income from cost method investments	-	(21)
Foreign currency (gains) losses	1	(7)
Net unrealized (gains) losses from other marketable securities	(11)	3
Working capital changes and other	(28)	(20)

Net cash provided by operating activities of continuing operations	60	36

CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions to investments and purchases of marketable securities	(56)	(34)
Distributions from investments	2	22
Proceeds from sale of real estate	113	-
Real estate sale proceeds held in escrow as restricted cash	(113)	-
Acquisitions, net of cash acquired	-	(109)
Capital expenditures	(37)	(58)
Other investing activities	2	(2)

Net cash used in investing activities of continuing operations	(89)	(181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver	-	115
Payments on revolver	-	(30)
Repayments of long-term debt	(2)	(3)
Other debt payments	(1)	(10)

Net cash provided by (used in) financing activities of continuing operations	(3)	72

CASH PROVIDED BY DISCONTINUED OPERATIONS:
Net cash provided by operating activities of discontinued operations	1	-

Net cash provided by discontinued operations	1	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	12	9

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19)	(64)

CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	1,327	428

CASH AND CASH EQUIVALENTS—END OF PERIOD	$1,308	$364

LESS CASH AND CASH EQUIVALENTS DISCONTINUED OPERATIONS	-	-

CASH AND CASH EQUIVALENTS CONTINUING OPERATIONS—END OF PERIOD	$1,308	$364

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$22	$18

Cash paid during the period for income taxes	$9	$4

See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in millions of dollars, unless otherwise indicated)

1.	ORGANIZATION

Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (“Hyatt Hotels Corporation”), provide hospitality services on a worldwide basis through the management, franchising and ownership of hospitality related businesses. As of March 31, 2010, we operate or franchise 227 full-service hotels consisting of 98,485 rooms, in 45 countries throughout the world. We hold ownership interests in certain of these hotels. As of March 31, 2010, we operate or franchise 182 select-service hotels with 23,268 rooms in the United States and Canada. We hold ownership interests in certain of these hotels. We operate timeshare, fractional and other forms of residential or vacation properties, most of which we also develop.

As used in these Notes and throughout this Quarterly Report on Form 10-Q, the terms “Company,” “HHC,” “we,” “us,” or “our” mean Hyatt Hotels Corporation and its consolidated subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete financial statements. As a result, this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”).

We have eliminated all intercompany transactions in our condensed consolidated financial statements. We do not consolidate the financial statements of any company in which we have an ownership interest of 50% or less unless we control that company.

Management believes that the accompanying condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS

Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-02 (“ASU 2010-02”), Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification. The update clarifies the scope of transactions subject to the guidance to (a) a subsidiary or group of assets that is a business or nonprofit activity, (b) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (c) an exchange of a group of assets that constitute a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). The deconsolidation provisions and gain/loss guidance do not apply to transactions that are in substance the sale or partial sale of real estate. The update also requires additional disclosures when a subsidiary is deconsolidated. ASU 2010-02 became effective for financial statements issued for interim or annual reporting periods ending on or after December 15, 2009. The adoption of ASU 2010-02 did not have an impact on our condensed consolidated financial statements.

In January 2010, the FASB released Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value

Measurement. The update requires the Company to (a) disclose transfers in and out of Levels One and Two, in addition to transfers in and out of Level Three and (b) separately disclose purchases, sales, issuances, and settlements of our Level Three securities. Additionally, ASU 2010-06 clarifies the information we currently disclose regarding our valuation techniques, inputs used in those valuation models, and at what level of detail fair value disclosures should be provided. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation of the Level Three activity, which is effective for interim and annual periods beginning after December 15, 2010. We have adopted ASU 2010-06 as of January 1, 2010 (with the exception of disaggregation of Level Three activity) with no material impact on our condensed consolidated financial statements. See Note 3 for discussion of fair value.

In June 2009, the FASB amended Accounting Standards Update 2009-17 (“ASU 2009-17”). The amendment changes the consolidation rules related to a variable interest entity (“VIE”). ASU 2009-17 expands the primary beneficiary analysis to incorporate a qualitative review of which entity controls and directs the activities of the VIE. The amendments also modify the rules regarding the frequency of ongoing reassessments of whether a company is the primary beneficiary. Under the revised guidance, companies are required to perform ongoing reassessments as opposed to only when certain triggering events occur, as was previously required. The amendments are effective for the first annual reporting period that begins after November 15, 2009 and for interim periods therein. We have adopted ASU 2009-17 as of January 1, 2010 with no material impact on our condensed consolidated financial statements.

Future Adoption of Accounting Standards

In January 2010, the FASB released Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurement. The update requires the Company to separately disclose purchases, sales, issuances, and settlements of our Level Three securities. The disaggregation of the Level Three activity for ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2010. ASU 2010-06 related to disclosure of Level 3 activity on a gross basis is not expected to materially impact our current fair value disclosures.

3.	FAIR VALUE MEASUREMENT

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

As of March 31, 2010 and December 31, 2009, we had the following financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities included in other current and long-term assets
Mutual funds	$202	$202	$-	$-
Equity securities	42	33	9
U.S. government obligations	79	-	79	-
U.S. government agencies	52	-	52	-
Corporate debt securities	90	-	90	-
Mortgage-backed securities	23	-	21	2
Asset-backed securities	18	-	18	-
Other	3	-	3	-
Interest bearing money market funds recorded in cash and cash equivalents	1,124	1,124	-	-
Derivative instruments
Interest rate swaps	-	-	-	-
Foreign currency forward contracts	13	-	13	-

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities included in other current and long-term assets
Mutual funds	$194	$194	$-	$-
Equity securities	23	23	-	-
U.S. government obligations	83	-	83	-
U.S. government agencies	56	-	56	-
Corporate debt securities	87	-	87	-
Mortgage-backed securities	23	-	21	2
Asset-backed securities	18	-	18	-
Other	3	-	3	-
Interest bearing money market funds recorded in cash and cash equivalents	1,140	1,140	-	-
Derivative instruments
Interest rate swaps	(1)	-	(1)	-
Foreign currency forward contracts	6	-	6	-

Our portfolio of marketable securities consists of various types of U.S. Treasury securities, mutual funds, common stock, preferred stock, and fixed income securities, including government and corporate bonds. The fair value of our mutual funds was classified as Level One as these funds trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The remaining securities, except for certain mortgage-backed securities, were classified as Level Two due to the use and weighting of multiple market inputs being considered in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities.

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

Our derivative instruments are foreign currency exchange rate instruments and interest rate swaps. The instruments are valued using an income approach with factors such as interest rates and yield curves, which represent market observable inputs and are generally classified as Level Two. Credit valuation adjustments may be made to ensure that derivatives are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality and our nonperformance risk. As of March 31, 2010, the credit valuation adjustments were not material. See Note 6 for further details on our derivative instruments.

Due to limited observability of market data and limited activity during the quarter ended March 31, 2010, we classified the fair value of certain of our mortgage-backed securities as Level Three. However, these securities are held within an investment-grade portfolio with many of these securities having a credit rating of AAA/Aaa.

During the three months ended March 31, 2010, there were no transfers between levels of the fair value hierarchy. Our policy is to recognize transfers in and transfers out as of the end of each quarterly reporting period. The following table summarizes the changes in fair value of our Level Three securities for the three months ended March 31, 2010:

Level 3
Beginning Balance—January 1, 2010	$2

Transfers into (out of) Level	-
Purchases, issuances and settlements	-
Total gains (losses) (realized or unrealized)	-

Ending Balance—March 31, 2010	$2

The amount of total gains (losses) for the period included in net gains (losses) and interest income from marketable securities held to fund operating programs due to the change in unrealized gains or losses relating to assets still held at the reporting date:	$-

During the three months ended March 31, 2009, we had no securities that were classified as Level Three.

The carrying amounts and fair values of our other financial instruments are as follows:

	Asset (Liability)
	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes receivable	$387	$392	$395	$402
Long-term debt, excluding capital lease obligations	(626)	(626)	(625)	(614)

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

4.	ACQUISITIONS, DISPOSITIONS, AND DISCONTINUED OPERATIONS

We continually assess strategic acquisitions to complement our current business. Assets acquired and liabilities assumed in business combinations are recorded on our condensed consolidated balance sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by us have been included in the condensed consolidated statements of income since their respective dates of acquisition. In certain circumstances, the purchase price allocations are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive final information, including appraisals and other analyses. There were no contingent payments, options, or commitments specified in any of the following acquisition agreements except as otherwise disclosed below.

Acquisitions and Dispositions

Hyatt Regency Boston—On February 17, 2009, one of our subsidiaries acquired the assets of the Hyatt Regency Boston, a 498-room hotel, for a total purchase price of $110 million. The assets acquired included cash of $1 million, resulting in a net purchase price of $109 million.

On March 18, 2010, we sold the Hyatt Regency Boston for net proceeds of $113 million to Chesapeake Lodging Trust, an entity in which we own a 4.9% interest, resulting in a pretax gain of $6 million. The hotel continues to be operated as a Hyatt-branded hotel and we will continue to manage the hotel under a long-term management contract. The gain on sale has been deferred and is being recognized in management and franchise fees over the term of the management contract, within our North American management and franchising segment. Accordingly, the operations of the hotel prior to the sale have not been classified as part of discontinued operations for the periods presented, but remain within our owned and leased hotels segment.

In conjunction with the sale, we entered into a like-kind exchange agreement with an intermediary. Pursuant to the like-kind exchange agreement, the proceeds from the initial sale of the Hyatt Regency Boston were placed into an escrow account administered by the intermediary. Therefore, we have classified $113 million as restricted cash on our condensed consolidated balance sheet. Pursuant to the like-kind exchange agreement, the cash remains restricted for a maximum of 180 days from the date of execution pending consummation of the exchange transaction.

Discontinued Operations—The operating results, assets, and liabilities of the following businesses have been reported separately as discontinued operations in the condensed consolidated balance sheets and condensed consolidated statements of income. Upon disposition, we will not have any continuing involvement in these operations.

Amerisuites Orlando—During the first quarter of 2010, the Company committed to a plan to sell the Amerisuites Orlando property. As a result, the Company classified the assets and liabilities of this property as held for sale at March 31, 2010 and December 31, 2009. The assets classified as assets held for sale include $3 million and $7 million of property and equipment, net as of March 31, 2010 and December 31, 2009, respectively. Revenues from this property for the three months ended March 31, 2010 and 2009, respectively, were immaterial. Based on a valuation of the property and other factors relating to the intended sale, the Company determined the fair value of the property was below the book value of the assets. As such, a pre-tax impairment loss of approximately $4 million has been recorded as part of the loss from discontinued operations for the three months ended March 31, 2010.

Residences—As of March 31, 2010, the Company committed to sell an apartment building located adjacent to the Park Hyatt Washington D.C., and has classified the assets as held for sale at March 31, 2010. The assets classified as assets held for sale include $13 million of property and equipment, net as of March 31, 2010 and December 31, 2009. Revenues from this property for the three months ended March 31, 2010 and 2009 were immaterial.

5.	GOODWILL AND INTANGIBLE ASSETS

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

Goodwill was $113 million at March 31, 2010 and December 31, 2009. During the three months ended March 31, 2010 and 2009, no impairment charges were recorded to goodwill.

Definite lived intangible assets primarily include acquired management and franchise contracts, contract acquisition costs, and acquired lease rights. Franchise contracts are amortized on a straight-line basis over their contract terms, which are typically 20 years. Contract acquisition costs are generally amortized on a straight-line basis over the life of the management contracts, which range from approximately 10 to 40 years. Acquired lease rights are amortized on a straight-line basis over the lease term. Definite lived intangibles are tested for impairment whenever indicators of impairment arise. During the three months ended March 31, 2010 and 2009, no impairment charges were recorded.

The following is a summary of intangible assets at March 31, 2010 and December 31, 2009:

	March 31, 2010	Weighted Average Useful Lives	December 31, 2009
Contract acquisition costs	$145	19	$146
Acquired lease rights	127	114	147
Franchise intangibles	50	22	51
Brand intangibles	11	7	11
Other	5	7	4

	338		359
Accumulated amortization	(76)		(75)

Intangibles, net	$262		$284

Amortization expense relating to intangible assets for the three months ended March 31, 2010 and 2009 was $3 million and $4 million, respectively.

6.	DERIVATIVE INSTRUMENTS

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

Interest Rate Swap Agreements—In the normal course of business, we are exposed to the impact of interest rate changes due to our borrowing activities. Our objective is to manage the risk of interest rate changes on the results of operations, cash flows, and the market value of our debt by creating an appropriate balance between our fixed and floating-rate debt. Interest rate derivative transactions, including interest rate swaps, are entered into under a hedging strategy designed to maintain a level of exposure to interest rates which the Company deems acceptable.

On November 30, 2007, we assumed debt as part of our purchase of the remaining interest in the Great Eastern Hotel Holding Company. The debt included a primary loan and a subordinated loan, totaling GBP 109 million ($177 million), both maturing on March 13, 2011. As part of the acquisition, the Company also assumed an interest rate swap that converted the variable rate exposure to a fixed rate. The swap was designated as a cash flow hedge in November 2008 and was highly effective in offsetting fluctuations in GBP LIBOR rates until the related debt was paid off in full in September 2009. Changes in the fair value relating to the effective portion of the swap were recorded in other comprehensive loss and the corresponding fair value payables were included in other long-term liabilities in our condensed consolidated balance sheet. In connection with the payoff of the related debt, the Company settled the interest rate swap.

In December 2009, we entered into three $25 million interest rate swap contracts, each of which expires on August 15, 2015 and effectively converts a total of $75 million of the $250 million of senior unsecured notes issued on August 10, 2009 with a maturity date of August 15, 2015 (“2015 Notes”) to floating rate debt based on three-month LIBOR plus a fixed rate component. In February 2010, we entered into another interest rate swap contract, which also expires on August 15, 2015 and effectively converts an additional $25 million of the 2015 Notes, for a total of $100 million, to floating rate debt based on three-month LIBOR plus a fixed rate component. The fixed rate component of each swap varies by contract, ranging from 2.68% to 2.9675%. The fixed to floating interest rate swaps were designated as a fair value hedge as their objective is to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as hedges at inception and at March 31, 2010 and December 31, 2009 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes. At March 31, 2010, the fixed to floating interest rate swaps were recorded within other assets and other long-term liabilities for immaterial amounts, respectively, offset by an immaterial fair value adjustment to long-term debt. At December 31, 2009, the fixed to floating interest rate swaps were recorded within other long-term liabilities for $1 million, offset by a fair value adjustment to long-term debt of $1 million.

We had two other interest rate swaps that were not designated as hedges, and therefore were marked-to-market each period through earnings. These derivatives were held as economic hedges to convert variable interest rate exposures to fixed rates. The balance sheet classification for the fair value of these interest rate swaps was to other current assets for unrealized gains and to other long-term liabilities for unrealized losses. In connection with the payoff of our Euro denominated loans in August 2009, we settled one of these swaps for $2 million. As a result of the settlement, we recognized an immaterial loss in other income, net. The other outstanding interest rate swap agreement was for a notional amount less than $1 million and matured during the three month period ended March 31, 2010.

Foreign Currency Exchange Rate Instruments—We transact business in various foreign currencies and utilize foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Our strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany loans and other intercompany transactions. Our foreign currency forward contracts generally settle within 12 months. We do not use these forward contracts for trading purposes. We do not designate these forward contracts as hedging instruments. Accordingly, we record the fair value of these contracts as of the end of our reporting period to our condensed consolidated balance sheet with changes in fair value recorded in our condensed consolidated statement of income. The balance sheet classification for the fair values of these forward contracts is to other current assets for unrealized gains and to accounts payable for unrealized losses. The statement of income classification for the fair values of these forward contracts is to other income, net, for both realized and unrealized gains and losses.

The net U.S. dollar equivalent of the notional amount of the outstanding Pound Sterling, Euro, Korean Won, and Swiss Franc forward contracts at March 31, 2010 is (in US dollars) $165 million, $86 million, $49 million, and $(14) million, respectively, with terms of less than one year.

The effects of derivative instruments on our condensed consolidated financial statements were as follows as of March 31, 2010, December 31, 2009 and for the three months ended March 31, 2010:

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2010	December 31, 2009	Balance Sheet Location	March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$-	$-	Other long-term liabilities	$-	$1

Total derivatives designated as hedging instruments under ASC 815		$-	$-		$-	$1

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Other current assets	$13	$8	Accounts payable	$-	$2

Total derivatives not designated as hedging instruments under ASC 815		$13	$8		$-	$2

Total derivatives		$13	$8		$-	$3

Effect of Derivative Instruments on Income and Other Comprehensive Loss

	Location of Gain (Loss)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Fair value hedges:
Interest rate swaps
Gains (losses) on derivatives	Other income, net*	$-	$-
Gains (losses) on borrowings	Other income, net*	$-	$-

	Location of Gain (Loss)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Cash flow hedges:
Interest rate swaps

Amount of gain (loss) recognized in accumulated other comprehensive loss on derivative (effective portion)	Accumulated other comprehensive loss	$-	$(1)
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income (effective portion)	Interest expense	$-	$-
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Other income, net**	$-	$-

	Location of Gain (Loss)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Derivatives not designated as hedges:
Foreign currency forward contracts	Other income, net	$12	$17

*	For the three months ended March 31, 2010, there was an immaterial loss recognized in income related to the ineffective portion of these hedges. No amounts were excluded from the assessment of hedge effectiveness for the three months ended March 31, 2010.

**	For the three months ended March 31, 2009, there was an immaterial loss recognized in income related to the ineffective portion of these hedges. No amounts were excluded from the assessment of hedge effectiveness for the three months ended March 31, 2009.

7.	EMPLOYEE BENEFIT PLANS

Defined Benefit Plans—We sponsor a frozen supplemental executive retirement plan consisting of an unfunded defined benefit plans for certain former executives. For the three months ended March 31, 2010 and 2009, there were nominal amounts of net periodic pension cost recognized on this unfunded plan.

Defined Contribution Plans—We provide retirement benefits to certain qualified employees under the Retirement Savings Plan (a tax qualified plan), the Field Retirement Plan (a non-qualified plan), and other related plans. We record expenses related to the Retirement Savings Plan based on a percentage of qualified employee contributions on stipulated amounts; a substantial portion of these contributions are included in the “Other revenues from managed properties” and “Other costs from managed properties” lines in the condensed consolidated statements of income as the costs of these programs are largely related to employees located at lodging properties managed by us and are therefore paid for by the property owners. For the three months ended March 31, 2010 and 2009, costs related to these defined contribution plans were $8 million and $8 million, respectively.

Deferred Compensation Plans—We provide nonqualified deferred compensation plans for certain employees. These plans are funded through contributions to rabbi trusts. Contributions and investment elections are determined by the employees. The Company also provides contributions according to a preapproved formula. A portion of these contributions relate to hotel property level employees, which are reimbursable to us and are included in the other revenues and costs from managed properties lines in the condensed consolidated statements of income. For the three months ended March 31, 2010 and 2009, our contribution expense related to these compensation plans was $2 million and $1 million, respectively. As of March 31, 2010 and December 31, 2009, the plans are fully funded in rabbi trusts. The assets of the plans are invested in mutual funds, which are recorded in other assets in the condensed consolidated balance sheets. The related deferred compensation liability is recorded in other long-term liabilities.

Deferred Incentive Compensation Plans—The deferred incentive compensation plans consist of funded and unfunded defined contribution plans for certain executives. Awards were frozen starting in 2010 and vest over time. For the three months ended March 31, 2010 and 2009 there were immaterial costs and $1 million, respectively, related to these compensation plans.

8.	INCOME TAXES

The effective income tax rate from continuing operations for the three month period ended March 31, 2010 and 2009 was 70.4% and 50.2% respectively. For the three months ended March 31, 2010, the effective tax rate differed from the U.S statutory federal income tax rate of 35% primarily due to an increase in unrecognized tax benefits of $4 million (including $3 million of interest and penalties), an adjustment to deferred taxes of $2 million due to an international tax rate change, and other adjustments to deferred taxes of $2 million. For the three months ended March 31, 2009, the effective tax rate differed from the U.S statutory federal income tax rate of 35% primarily due to a lower percentage of our income being earned outside the U.S. and adjustments to deferred taxes of $4 million. For 2010 we calculated the effective tax rate based on the year-to-date financials (“cut-off method”) because we believe this method more accurately presents the effective tax rate for this period.

Total unrecognized tax benefits at March 31, 2010 and December 31, 2009 were $84 million and $83 million respectively, of which $50 million and $49 million respectively, would impact the effective tax rate if recognized.

It is reasonably possible that a reduction of up to $14 million of unrecognized tax benefits, accrued interest, and penalties could occur within twelve months resulting from the expected resolution of audit examinations and the expiration of certain tax statutes for taxable years ended through 2005.

9.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we enter into various guarantees, commitments, surety bonds, and letter of credit agreements, which are discussed below:

Guarantees and Commitments—As of March 31, 2010, we are committed, under certain conditions, to loan or invest up to $74 million in various business ventures.

Certain of our hotel lease or management agreements contain performance tests that stipulate certain minimum levels of operating performance. These performance test clauses provide us the option to fund a shortfall in profit performance. If we choose not to fund the shortfall the hotel owner has the option to terminate the management contract. As of March 31, 2010, $1 million was accrued in other current liabilities related to these performance test clauses.

Additionally, we guarantee certain of our hotel owners certain levels of hotel profitability based on various metrics. We have management agreements where we are required to make payments based on specified thresholds and have recorded a $2 million charge under one of these agreements in the quarter ended March 31, 2010. The remaining maximum potential payments related to these agreements are $45 million. There was $9 million recorded as an accrual as of March 31, 2010, related to these guarantees.

We have entered into various loan, lease, completion, and repayment guarantees related to investments held in hotel operations. Under certain of these agreements, the maximum exposure as of March 31, 2010 is $17 million.

Surety Bonds—Surety bonds issued on our behalf totaled $21 million at March 31, 2010, and primarily relate to workers’ compensation, taxes, licenses, and utilities related to our lodging operations.

Letters of Credit—Letters of credit outstanding on our behalf as of March 31, 2010, totaled $86 million, the majority of which relate to our ongoing operations. Of the $86 million letters of credit outstanding, $76 million reduces the available capacity under the revolving credit facility.

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

We are subject from time to time to various claims and contingencies related to lawsuits, taxes, and environmental matters, as well as commitments under contractual obligations. Many of these claims are covered under current insurance programs, subject to deductibles. For those matters not covered by insurance we recognize liabilities associated with commitments and contingencies when a loss is probable and reasonably estimable. Although the ultimate liability for these matters cannot be determined at this point, based on information currently available we do not expect that the ultimate resolution of such claims and litigation will have a material adverse effect on our condensed consolidated financial statements.

10.	EQUITY

Stockholders’ Equity and Noncontrolling Interest—The following table details the equity activity for the three months ended March 31, 2010 and 2009, respectively.

	Stockholders’ equity	Noncontrolling interests in consolidated subsidiaries	Total equity
Balance at January 1, 2010	$5,016	$24	$5,040
Net income (loss)	5	-	5
Other comprehensive income (loss)	4	-	4
Purchase of shares in noncontrolling interests	(3)	(1)	(4)
Attribution of share based payments	4	-	4

Balance at March 31, 2010	$5,026	$23	$5,049

Balance at January 1, 2009	$3,564	$28	$3,592
Net income (loss)	14	(2)	12
Other comprehensive income (loss)	(19)	-	(19)
Attribution of share based payments	4	-	4

Balance at March 31, 2009	$3,563	$26	$3,589

Comprehensive Income (Loss)—Comprehensive income (loss) primarily relates to reported earnings (losses), foreign currency translation, changes in unrecognized pension cost and changes in the value of the effective portion of cash flow hedges.

Comprehensive income (loss) consists of the following:

	Three Months Ended
	March 31, 2010	March 31, 2009
Net Income	$5	$12
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	4	(18)
Unrealized losses on derivative instruments	-	(1)

Total comprehensive income (loss)	$9	$(7)
Comprehensive loss attibutable to noncontrolling interests	-	2

Comprehensive income (loss) attributable to Hyatt Hotels Corporation	$9	$(5)

11.	STOCK-BASED COMPENSATION

As part of our long-term incentive plan, we award Stock Appreciation Rights (“SARs”) and Restricted Stock Units (“RSUs”) to certain executives.

Stock Appreciation Rights—Each vested SAR gives the holder the right to the difference between the value of one share of our Class A common stock at the exercise date and the value of one share of our Class A common stock at the grant date. Vested SARs can be exercised over their life, during the “exercise window” period as determined by the plan. All SARs have a 10-year contractual term. The SARs are settled in shares of our Class A common stock. The Company is accounting for these SARs as equity instruments. We recognized $3 million and $2 million of total compensation expense for the three months ended March 31, 2010 and 2009, respectively.

During the three months ended March 31, 2010, the Company granted 386,834 SARs to employees with a weighted average grant date fair value of $15.93. The fair value of each SAR was estimated based on the date of grant using the Black-Scholes-Merton option-valuation model.

Restricted Stock Units—We recognized $1 million and $1 million of total compensation expense for the three months ended March 31, 2010 and 2009, respectively.

Each vested RSU will be settled with a single share of our Class A common stock. The value of the RSUs was based on a valuation of our Class A common stock as of the grant date. We record compensation expense earned for RSUs on a straight-line basis from the date of grant. During the three months ended March 31, 2010, the Company granted 102,252 RSUs to employees with a weighted average grant date fair value of $33.12.

Our total unearned compensation for our stock-based compensation programs as of March 31, 2010 was $20 million for SARs and $16 million for RSUs, which will be recorded to compensation expense over the next eleven years.

12.	RELATED-PARTY TRANSACTIONS

In addition to those included elsewhere in the notes to the condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:

Investments—We are an investor in certain real estate partnerships that are managed by an affiliate. While the carrying value of these cost method investments at March 31, 2010 and December 31, 2009 is zero, we received distributions from the sale of underlying investments during the three months ended March 31, 2010 and 2009 of $0 and $21 million, respectively. The distributions are included in other income, net in our condensed consolidated statements of income.

Leases—Our corporate headquarters have been located at the Hyatt Center in Chicago, Illinois since 2005. A related party owns the Hyatt Center and a subsidiary of Hyatt Hotels Corporation has signed a master lease for a portion of this building and has entered into sublease agreements with certain related parties. The gross future operating lease payments for the entire term of this lease, ending January 31, 2020, is $105 million. Future sublease income for this space from related parties is $42 million. We recorded, in selling, general and administrative expenses, $2 million and $2 million in the three months ended March 31, 2010 and 2009, respectively, for rent, taxes and our share of operating expenses and shared facility costs under the lease. As of March 31, 2010 and December 31, 2009, we had recorded prepaid rent of $1 million and $1 million, respectively.

Legal Services—A member of the Pritzker family is a partner in a law firm that provided services to us throughout the three months ended March 31, 2010 and 2009. We incurred legal fees with this firm of $2 million and $1 million, for the three months ended March 31, 2010 and 2009, respectively. Legal fees when expensed are included in selling, general and administrative expenses. As of March 31, 2010 and December 31, 2009, we had $2 million and immaterial amounts, respectively, due to the law firm.

Equity Method Investments—We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We recorded fees of $8 million and $7 million for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and December 31, 2009, we had receivables due from these properties of $3 million and $4 million, respectively. In addition, in some cases we provide loans or guarantees (see Note 9) to these entities. Our ownership interest in these equity method investments generally varies from 8 to 50 percent.

13.	SEGMENT INFORMATION

Our operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker to assess performance and make decisions regarding the allocation of resources. Our chief operating decision maker is the Chief Executive Officer. We define our reportable segments as follows:

Owned and Leased Hotels—This segment derives its earnings from owned and leased hotel properties located predominantly in North America but also from certain international locations and for purposes of segment Adjusted EBITDA, includes our pro rata share of the Adjusted EBITDA of our unconsolidated hospitality ventures, based on our ownership percentage of each venture.

North American Management and Franchising—This segment derives its earnings from hotel management services and licensing of certain of our brands to franchisees located in the U.S., Canada and the Caribbean. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners and franchisees with no added margin and includes in costs and expenses these reimbursed costs. These costs relate primarily to payroll costs at managed properties where the Company is the employer. These revenues and costs are recorded on the lines “Other revenues from managed properties” and “Other costs from managed properties”, respectively. The intersegment revenues relate to management fees that are collected from the Company’s owned hotels, which are eliminated in consolidation.

International Management and Franchising—This segment derives its earnings from hotel management services and licensing of certain of our brands to franchisees located in countries outside of the U.S., Canada and the Caribbean. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners and franchisees with no added margin and includes in costs and expenses these reimbursed costs. These costs relate primarily to reservations, marketing and IT costs. These revenues and costs are recorded on the lines “Other revenues from managed properties” and “Other costs from managed properties”, respectively. The intersegment revenues relate to management fees that are collected from the Company’s owned hotels, which are eliminated in consolidation.

Prior to January 1, 2010, all of our Park Hyatt and Andaz branded hotels were managed by and reported within our international management and franchising segment, regardless of the property’s location. Effective January 1, 2010, our Park Hyatt and Andaz branded hotels are now managed and reported geographically by the respective North American or international management and franchising segment consistent with our other brands. As a result of this change we are reporting the operating results for the Park Hyatt and Andaz branded hotels located in North America in the North American management and franchising segment for the three months ended March 31, 2010 and have reclassified the results for the three months ended March 31, 2009 to be comparable to the current year presentation. For the three months ended March 31, 2010 and 2009, $2 million and $2 million of revenues, respectively, were reported in the North American management and franchising segment that would have been previously reported in the international management and franchising segment. For the three months ended March 31, 2010 and 2009, $2 million and $2 million of Adjusted EBITDA, respectively, was reported in the North America management and franchising segment that would have been previously reported in the international management and franchising segment.

If the aforementioned change in segments for the North American Park Hyatt and Andaz branded hotels was in effect at December 31, 2009 our North American management and franchising revenues would have increased by $5 million, $6 million and $13 million, for the years ended December 31, 2009, 2008 and 2007, respectively, while our international management and franchising revenues would have decreased by these same amounts. Additionally, our North American management and franchising Adjusted EBITDA would have increased by $4 million, $6 million and $13 million for the years ended December 31, 2009, 2008 and 2007, respectively, while our international management and franchising Adjusted EBITDA would have decreased by these same amounts. The table below presents our results as if the segment change had been in effect for the noted periods.

	Years Ended December 31,
(in millions)	2009	2008	2007
North American Management and Franchising
Revenues	$1,387	$1,481	$1,453
Intersegment Revenues (a)	63	87	69
Adjusted EBITDA	121	168	177
Total Assets	312	292

International Management and Franchising
Revenues	176	219	213
Intersegment Revenues (a)	17	20	17
Adjusted EBITDA	62	96	97
Total Assets	168	164

(a)	Intersegment revenues are included in the segment revenue totals and eliminated in Eliminations

Our chief operating decision maker evaluates performance based on each segment’s Adjusted EBITDA. We define Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation before interest expense; other income, net; provision for income taxes; depreciation and amortization; net gains on sales of real estate; asset impairments; charges resulting from the termination of our supplemental executive defined benefit plans; discontinued operations, net of tax; equity losses from unconsolidated hospitality ventures; net loss from noncontrolling interests; and to which we add our pro-rata share of unconsolidated hospitality ventures Adjusted EBITDA.

The table below shows summarized consolidated financial information by segment. Included within Corporate and other are unallocated corporate expenses and revenues and expenses on our vacation ownership properties.

	Three Months Ended
(in millions)	March 31, 2010	March 31, 2009
North American Management and Franchising
Revenues	$347	$330
Intersegment Revenues (a)	16	15
Adjusted EBITDA	31	30
Depreciation and Amortization	3	3

International Management and Franchising
Revenues	48	40
Intersegment Revenues (a)	4	2
Adjusted EBITDA	14	12
Depreciation and Amortization	-	-

Owned and Leased Hotels
Revenues	451	416
Adjusted EBITDA	82	65
Depreciation and Amortization	65	60

Corporate and other
Revenues	15	20
Adjusted EBITDA (b)	(15)	(16)
Depreciation and Amortization	2	2

Eliminations (a)
Revenues	(20)	(17)
Adjusted EBITDA	-	-
Depreciation and Amortization	-	-

TOTAL
Revenues	$841	$789
Adjusted EBITDA	112	91
Depreciation and Amortization	70	65

(a)	Intersegment revenues are included in the segment revenue totals and eliminated in Eliminations

(b)	Includes a favorable settlement of approximately $8 million for a construction dispute at one of our vacation ownership properties

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31, 2010	March 31, 2009
Adjusted EBITDA	$112	$91
Equity losses from unconsolidated hospitality ventures	(8)	(2)
Other income, net	16	27
Discontinued operations, net of tax	(2)	(1)
Net loss attributable to noncontrolling interests	-	2
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(14)	(10)

EBITDA	104	107
Depreciation and amortization	(70)	(65)
Interest expense	(12)	(16)
Provision for income taxes	(17)	(12)

Net income attributable to Hyatt Hotels Corporation	$5	$14

14.	EARNINGS PER SHARE

The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, are as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009
Numerator:
Income from continuing operations	$7	$13
Loss from discontinued operations	(2)	(1)

Net income	$5	$12
Net loss attributable to noncontrolling interests	-	2

Net income attributable to Hyatt Hotels Corporation	$5	$14

Denominator:
Basic weighted average shares outstanding:	173,963,792	128,086,698
Share-based compensation and subscription receivable	40,178	93,495

Diluted weighted average shares outstanding	174,003,970	128,180,193

Basic Earnings Per Share:
Income from continuing operations	$0.04	$0.10
Loss from discontinued operations	(0.01)	(0.01)

Net income	$0.03	$0.09
Net loss attributable to noncontrolling interests	-	0.02

Net income attributable to Hyatt Hotels Corporation	$0.03	$0.11

Diluted Earnings Per Share:
Income from continuing operations	$0.04	$0.10
Loss from discontinued operations	(0.01)	(0.01)

Net income	$0.03	$0.09
Net loss attributable to noncontrolling interests	-	0.02

Net income attributable to Hyatt Hotels Corporation	$0.03	$0.11

The computations of diluted net income per share for the three months ended March 31, 2010 and 2009 do not include approximately 93,700 and 0 of shares of Class A common stock assumed to be issued as stock-settled SARs and approximately 555,600 and 492,000 of RSUs, respectively, because the SARs and RSUs are anti-dilutive.

15.	OTHER INCOME, NET

Other income, net includes interest income on interest-bearing cash and cash equivalents, gains (losses) on other marketable securities, income from cost method investments and foreign currency gains (losses), including gains (losses) on foreign currency exchange rate instruments (see Note 6). The table below provides a reconciliation of the components in other income, net for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended
	March 31, 2010	March 31, 2009
Interest income on interest-bearing cash and cash equivalents	$5	$5
Gains (losses) on other marketable securities	11	(3)
Income from cost method investments	-	21
Foreign currency gains (losses)	(1)	7
Other	1	(3)

Other income, net	$16	$27

16.	SUBSEQUENT EVENTS

On April 9, 2010, the Company closed on the sale of the residences in Washington D.C. (see Note 4) for approximately $23 million to an unrelated third party. The transaction will result in a pretax gain of approximately $9 million upon sale as we will have no continuing involvement with the property.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company’s plans, strategies, financial performance, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K, the depth and duration of the current economic downturn, levels of spending in the business, travel and leisure industries as well as consumer confidence; declines in occupancy and average daily rate; hostilities, including future terrorist attacks, or fear of hostilities that affect travel; travel-related accidents; natural disasters, such as earthquakes, tsunamis, tornados, hurricanes or floods; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through internet travel intermediaries; changes in the tastes and preferences of our customers; relationships with associates and labor unions and changes in labor law; financial condition of, and our relationships with, third-party property owners, franchisees and hospitality venture partners; risk associated with potential acquisitions and dispositions and the introduction of new brand concepts; changes in federal, state, local or foreign tax law; increases in interest rates and operating costs; fluctuations in currency exchange rates; lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access the capital markets; changes in the competitive environment in our industry and the markets where we operate; outcomes of legal proceedings; and violation of regulations or laws related to our franchising business. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q.

Executive Overview

We are a global hospitality company engaged in the management, franchising, ownership and development of Hyatt-branded hotels, resorts and residential and vacation ownership properties around the world. As of March 31, 2010, our worldwide property portfolio consisted of 434 properties (124,052 rooms and units), including:

•	167 managed properties (64,468 rooms), all of which we operate under management agreements with third-party property owners;

•	114 franchised properties (17,224 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	96 owned properties (including 3 consolidated hospitality ventures) (25,464 rooms) and 6 leased properties (2,851 rooms), all of which we manage;

•	26 managed properties owned or leased by unconsolidated hospitality ventures (11,746 rooms);

•	15 vacation ownership properties (962 units), all of which we manage; and

•	10 residential properties (1,337 units), all of which we manage and some of which we own.

Our operating results for the first quarter of 2010, as measured by Adjusted EBITDA, show improvement over the first quarter of 2009 after facing a period during which the global travel and tourism industry faced one of the most difficult operating environments in a number of decades due to a very significant decline in demand. Throughout this particularly challenging time, we have continued to focus on the engagement of our associates, who have worked hard to deliver even higher levels of guest service and customer satisfaction which has, in turn, resulted in improved market share in many critical markets around the world and in select service properties across our portfolio. While the strength, pace and durability of a global economic recovery remain uncertain and our hotels continue to face rate pressure, we have seen improvements in demand as evidenced by increased occupancy levels and some recent stabilization of rates in certain markets.

Performance at our comparable owned and leased properties as well as our international properties improved during the first quarter of 2010 compared to the first quarter of 2009 driven primarily by significant increases in occupancy levels. Our international operations experienced improvement in reported revenue per available room (RevPAR) in all regions, with the Europe, Africa, Middle East region and the Asia Pacific region showing the most significant growth. Comparable North American full service hotel RevPAR declined for the three month period ended March 31, 2010 compared to the same period in the prior year, driven by lower rates for large group business which more than offset increases in transient business. Our North America select service hotels had substantial occupancy improvements compared to the prior year, but at reduced rates.

Our consolidated revenues increased by 7% (or 5% excluding the effects of currency) for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 and included improvements in management and franchising fees, particularly within our international management and franchising segment. Adjusted EBITDA also improved 23% during the first quarter of 2010 compared to the first quarter of 2009 primarily driven by the improved revenues along with a favorable settlement of approximately $8 million related to a construction dispute at one of our vacation ownership properties. See “-Non-GAAP Measure Reconciliation,” below, for an explanation of how we use Adjusted EBITDA, why we present it and material limitations on its usefulness.

Over the course of the last year, we have solidified a strong capital base which positions us well for growth through future business cycles. We believe that this is particularly important given the cyclical nature of the industry in which we operate. During 2009 we enhanced our liquidity, maintained a strong credit rating and completed an initial public offering of our Class A common stock. Given the recent downturn in the economy and the typical lag in the recovery of average room rates we believe that this is an opportune time to commit capital to some significant renovations in certain of our owned hotels and have begun these renovations in 2010. We believe our balance sheet continues to be strong with cash and cash equivalents of $1.3 billion at March 31, 2010, including investments in highly-rated money market funds and similar investments. At March 31, 2010, we had available credit facilities with banks for various corporate purposes. The amount of unused credit facilities as of March 31, 2010 was approximately $1.4 billion.

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

•	North American management and franchising, which consists of our management and franchising of properties located in the United States, Canada and the Caribbean.

•	International management and franchising, which consists of our management and franchising of properties located outside of the United States, Canada and the Caribbean.

In addition to our three reportable segments, our Corporate and other segment includes the results of our vacation ownership business and unallocated corporate expenses.

Results of Operations

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

Consolidated Results

	Three Months Ended March 31,
(In millions, except percentages)	2010	2009	Better / (Worse)
REVENUES:
Total revenues	$841	$789	$52	7%

DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	364	342	(22)	(6)%
Depreciation and amortization	70	65	(5)	(8)%
Other direct costs	(5)	5	10	200%
Selling, general, and administrative	69	53	(16)	(30)%
Other costs from managed properties	322	303	(19)	(6)%

Direct and selling, general, and administrative expenses	820	768	(52)	(7)%

Net gains (losses) and interest income from marketable securities held to fund operating programs	7	(5)	12	240%
Equity losses from unconsolidated hospitality ventures	(8)	(2)	(6)	(300)%
Interest expense	(12)	(16)	4	25%
Other income, net	16	27	(11)	(41)%

INCOME BEFORE INCOME TAXES	24	25	(1)	(4)%

PROVISION FOR INCOME TAXES	(17)	(12)	(5)	(42)%

INCOME FROM CONTINUING OPERATIONS	7	13	(6)	(46)%

DISCONTINUED OPERATIONS	(2)	(1)	(1)	(100)%

NET INCOME	5	12	(7)	(58)%

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	2	(2)	(100)%

NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$5	$14	$(9)	(64)%

Revenues.    Consolidated revenues for the three months ended March 31, 2010 increased $52 million, or 7%, compared to the three months ended March 31, 2009, including $11 million in net favorable currency effects and a $19 million increase in other revenues from managed properties. The increase in other revenues from managed properties was due to higher cost reimbursements to us by managed properties, which have increased in-line with higher revenues. Included in other revenues from managed properties is an increase of $6 million in benefits costs resulting from improved performance of the underlying assets for benefit programs funded through rabbi trusts. These expenses are offset in other costs from managed properties, thus having no net impact to our earnings. Excluding this amount, other revenues from managed properties increased $13 million, or 4%, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Comparable owned and leased hotel revenue increased $35 million over the same period, which includes net favorable currency effects of $9 million. We also experienced a $3 million increase in management and franchise fee revenues, driven entirely by increased base management fees and franchise fees. Included in consolidated management fees for the three months ended March 31, 2010 were base management fees of $30 million, a 3% increase from the three months ended March 31, 2009, and incentive management fees of $20 million which were flat when compared to the same period ended March 31, 2009. This increase in hotel revenue and management fees was primarily driven by an increase in demand which was reflected in higher occupancy levels, particularly from smaller short-term group business and increased transient corporate and leisure travel. Offsetting the increased revenues were corporate and other revenues, which represent the revenues of our vacation ownership business. These revenues decreased $5 million, or 25%, as a result of a decrease in revenue recognized for sales contracts written in prior periods. The table below provides a breakdown of revenues by segment for the three months ended March 31, 2010 and 2009. For further discussion of segment revenues for the periods presented, please refer to “—Segment Results,” below.

	Revenues
	Three Months Ended March 31,
(in millions, except percentages)	2010	2009	Variance
Owned and leased hotels	$451	$416	$35	8.4%
North American management and franchising	347	330	17	5.2%
International management and franchising	48	40	8	20.0%
Corporate and other	15	20	(5)	(25.0)%
Eliminations	(20)	(17)	(3)	(17.6)%

Consolidated revenues	$841	$789	$52	6.6%

Owned and leased hotels expense.    Expenses for owned and leased hotels increased by $22 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase was driven primarily by $19 million of additional expense at comparable owned and leased hotels primarily attributable to higher compensation-related costs and other variable operating expenses, as costs increased due to greater hotel occupancy. Non-comparable owned and leased hotels drove $1 million of increased expenses, due primarily to the February 2009 acquisition of our Hyatt Regency Boston property, which was subsequently sold in the first quarter of 2010. Additionally, expenses recognized with respect to our employee benefit programs funded through rabbi trusts increased $2 million as a result of improved performance of the underlying invested assets. These expenses are fully offset by corresponding net gains (losses) and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.

Depreciation and amortization expense.    Depreciation and amortization expense increased by $5 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This increase was primarily driven by $4 million of accelerated depreciation on assets at properties undergoing renovations.

Other direct costs.    Other direct costs represent costs associated with our vacation ownership operations. These costs improved by $10 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. During the first three months of 2010, we were awarded a favorable settlement of approximately $8 million related to a construction dispute at one of our vacation ownership properties. This settlement more than offset our costs of goods sold in the current quarter resulting in negative direct costs for the period. Additionally, expenses decreased $2 million in the current period as compared to the same period last year due to the continued decline in demand for vacation ownership properties.

Selling, general and administrative expenses.    Selling, general and administrative costs increased by $16 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Included in selling, general and administrative expenses is an increase of $9 million in benefits costs resulting from improved performance of the underlying assets for benefit programs funded through rabbi trusts. These expenses are offset in net gains (losses) and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings. Excluding this amount, selling, general and administrative costs increased $7 million, or 12%, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This increase was primarily driven by increased bad debt expense of $3 million and increased professional fee expenses of $3 million.

Net gains (losses) and interest income from marketable securities held to fund operating programs.    Marketable securities held to fund our benefit programs funded through rabbi trusts resulted in a net gain of $5 million in the three months ended March 31, 2010, compared to the net loss of $6 million in the three months ended March 31, 2009 due to improved performance of the underlying securities. The gains and losses on securities held in the rabbi trusts are offset by expenses in our owned and leased hotels expense and in selling, general and administrative expenses for our managed and franchised hotels, having no net impact on our earnings. Of the $11 million change in the underlying securities, $9 million was offset in selling, general and administrative expenses and $2 million was offset in owned and leased hotel expenses. Marketable securities held to fund our Gold Passport program generated a net gain of $2 million in the three months ended March 31, 2010, compared to a $1 million net gain for the three months ended March 31, 2009. The gains and losses on securities held to fund our Gold Passport program are offset by corresponding changes to our owned and leased hotel revenues, thus having no net impact on our earnings.

Equity losses from unconsolidated hospitality ventures.    Equity losses from unconsolidated hospitality ventures were $8 million in the three months ended March 31, 2010, compared to $2 million for the three months ended March 31, 2009. There was a $6 million decline attributable to lower earnings generated by the underlying hotels, of which $3 million related to losses in 2010 on hotels newly opened in 2009.

Interest expense.    Interest expense decreased $4 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. There was a $9 million reduction in interest expense relating to the repayment of $600 million of senior subordinated notes in May 2009. Additionally, in 2009 we repaid two hotel loans resulting in a $3 million reduction in interest expense. This reduction was partially offset by an $8 million increase in interest expense related to the issuance of the senior notes in August 2009.

Other income, net.    Other income, net decreased by $11 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Cash distributions from cost method investments decreased $21 million as last year included a $21 million distribution from a non-hospitality related real estate venture. Foreign currency gains (losses) decreased $8 million as last year included gains from unhedged currency exposures, which were hedged in the current year. These declines were partially offset by improvement in gains (losses) on other marketable securities of $14 million. The table below provides a breakdown of other income, net for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(in millions except percentages)	2010	2009	Better / (Worse)
Interest income on interest-bearing cash and cash equivalents	$5	$5	$-	-
Gains (losses) on other marketable securities	11	(3)	14	466.7%
Income from cost method investments	-	21	(21)	(100.0)%
Foreign currency gains (losses)	(1)	7	(8)	(114.3)%
Other (1)	1	(3)	4	133.3%

Other income, net	$16	$27	$(11)	(40.7)%

(1)	Includes gains (losses) on asset retirements for each period presented.

Provision for income taxes.    The effective income tax rate for continuing operations for the three months ended March 31, 2010 and 2009 was 70.4% and 50.2% respectively.

For the three months ended March 31, 2010, the effective tax rate differed from the U.S statutory federal income tax rate of 35% primarily due to an increase in unrecognized tax benefits of $4 million (including $3 million of interest and penalties), an adjustment to deferred taxes of $2 million due to an international tax rate change, and other adjustments to deferred taxes of $2 million.

For the three months ended March 31, 2009, the effective tax rate differed from the U.S statutory federal income tax rate of 35% primarily due to a lower percentage of our income being earned outside the U.S. and other charges of $4 million.

Our effective income tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items.

Discontinued operations.    During the three months ended March 31, 2010, we determined that the results relating to one hotel and one residential property should be reclassified from continuing operations to discontinued operations as they are both held for sale as of the March 31, 2010. We have recognized $2 million of a net loss for the three months ended March 31, 2010 related to the two properties’ operating results. The loss was primarily driven by an impairment charge related to one of the properties, as we determined that the carrying amount of the assets exceeded fair value and were not fully recoverable.

Segment Results

We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA, as described in Note 13 to our Condensed Consolidated Financial Statements. The segment results presented below are presented before intersegment eliminations.

Owned and Leased Hotels.    Revenues increased $35 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Included in this increase was $9 million of net favorable currency effects. Comparable owned and leased hotel revenues accounted for the entire increase and were driven by RevPAR gains of 10% primarily due to strength at our international owned hotels and improved performance at two hotels that were affected by significant renovations completed in 2009, as well as some positive impact from the Olympics held in Vancouver during the first quarter of 2010. The improvements in RevPAR were driven by increased occupancy for both group and transient business. The increase in group business was primarily at our owned resort locations and helped drive higher food and beverage revenues as compared to last year. However, rates were down compared to the prior year due to reliance on smaller group business and the continued competition for transient travelers.

	Three Months Ended March 31,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2010	2009	Variance	2010	2009	Change in Occ % pts	2010	2009	Variance
Full Service	$118	$107	11.1%	64.9%	58.1%	6.8%	$183	$183	(0.4)%
Select Service	62	60	2.9%	69.0%	59.0%	10.0%	90	102	(12.0)%
Total Owned and Leased Hotels	$104	$95	9.8%	65.9%	58.3%	7.6%	$158	$163	(2.8)%

						Three Months Ended March 31,
(in millions except percentages)						2010	2009	Variance
Segment Revenues						$451	$416	$35	8.4%

Segment Adjusted EBITDA						$82	$65	$17	26.2%

Adjusted EBITDA increased by $17 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, which included $1 million in favorable currency effects. Comparable owned and leased hotel performance improved $14 million primarily due to the aforementioned revenue growth partially offset by increased operating costs as a result of higher occupancy. Additionally, Adjusted EBITDA increased $3 million primarily due to improved operating performance at our unconsolidated hospitality ventures.

North American management and franchising.    North American management and franchising revenues increased by $17 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Other revenues from managed properties drove the entire increase, due to increased cost reimbursements from our managed properties, which grew due to higher occupancy. Management and franchise fees were flat when compared to last year, with increases in franchise fee revenues offset by decreased incentive fees. Our full service hotels continued to experience rate pressure in the first three months of 2010 due to competition for transient business. We also experienced a decline in overall group business revenues, as large group business continued to be replaced by smaller groups and increased transient corporate and leisure travelers. During the first quarter of 2010, we began to see occupancy improvement from the corporate transient segment, which coupled with leisure demand drove occupancy growth at our hotels. RevPAR at our select service hotels in the three months ended March 31, 2010 increased by 3% compared to the three months ended March 31, 2009 driven by significant occupancy improvement.

	Three Months Ended March 31,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2010	2009	Variance	2010	2009	Change in Occ % pts	2010	2009	Variance
North American Full Service	$101	$103	(2.2)%	64.3%	60.6%	3.7%	$157	$170	(7.9)%
North American Select Service	62	61	2.6%	66.6%	57.9%	8.7%	93	105	(10.7)%

						Three Months Ended March 31,
(in millions except percentages)						2010	2009	Variance
Segment Revenues
Management, Franchise and Other Fees						$45	$45	$-	-
Other Revenues from Managed Properties						302	285	17	6.0%

Total Segment Revenues						$347	$330	$17	5.2%

Segment Adjusted EBITDA						$31	$30	$1	3.3%

Adjusted EBITDA increased by $1 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due primarily to decreased professional fees.

International management and franchising.    International management and franchising revenues increased by $8 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, and included $2 million in net favorable currency impact. The $6 million increase in fees was driven by a 19% increase (or 10% increase, excluding the favorable currency impact) in RevPAR for our comparable systemwide international full service hotels, resulting from occupancy growth, with particularly strong RevPAR results from our hotels in Asia.

	Three Months Ended March 31,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2010	2009	Variance	2010	2009	Change in Occ % pts	2010	2009	Variance
International Full Service	$134	$113	18.7%	63.1%	55.1%	8.0%	$213	$205	3.6%

						Three Months Ended March 31,
(in millions except percentages)						2010	2009	Variance
Segment Revenues
Management, Franchise and Other Fees						$32	$26	$6	23.1%
Other Revenues from Managed Properties						16	14	2	14.3%

Total Segment Revenues						$48	$40	$8	20.0%

Segment Adjusted EBITDA						$14	$12	$2	16.7%

Adjusted EBITDA increased by $2 million, which included $1 million in favorable currency effects in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to increased management and franchise fees of $6 million. These increased fees were partially offset by an increase in bad debt expense of $3 million for the three months ended March 31, 2010 as compared to the same period in 2009.

Corporate and other.    Corporate and other includes unallocated corporate expenses and the results of our vacation ownership business. Revenues declined by $5 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due to a decrease in revenue recognized for sales contracts written in prior periods.

	Three Months Ended March 31,
(in millions except percentages)	2010	2009	Variance
Corporate and other Revenues	$15	$20	$(5)	(25.0)%

Corporate and other Adjusted EBITDA	$(15)	$(16)	$1	6.3%

Adjusted EBITDA improved $1 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Vacation ownership improved $7 million due to a decline in expenses of $12 million driven by a favorable settlement of approximately $8 million related to a construction dispute at one of our vacation ownership properties. The impact of the settlement more than offset the $5 million decline in vacation ownership revenues. Corporate declined $6 million primarily due to increased professional fees of $3 million and increased compensation and related benefits expense of $1 million.

Eliminations.    Eliminations of $20 million and $17 million for the three months ended March 31, 2010 and 2009, respectively, primarily represent fees charged by our management and franchising segments to our owned and leased hotels for managing their operations.

Non-GAAP Measure Reconciliation

We use the term Adjusted EBITDA throughout this quarterly report. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define consolidated Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro-rata share of unconsolidated hospitality ventures Adjusted EBITDA based on our ownership percentage of each venture, adjusted to exclude the following items:

•	equity losses from unconsolidated hospitality ventures;

•	gains on sales of real estate;

•	asset impairments;

•	other income, net;

•	a 2008 charge resulting from the termination of our supplemental executive defined benefit plans;

•	discontinued operations, net of tax;

•	net loss attributable to noncontrolling interests;

•	depreciation and amortization;

•	interest expense; and

•	provision for income taxes.

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

Adjusted EBITDA is not a substitute for net income attributable to Hyatt Hotels Corporation, income from continuing operations, cash flows from operating activities or any other measure prescribed by GAAP. There are limitations to using non-GAAP measures such as Adjusted EBITDA. Although we believe that Adjusted EBITDA can make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, Adjusted EBITDA should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. Our management compensates for these limitations by reference to our GAAP results and using Adjusted EBITDA supplementally. See our condensed consolidated statements of income and condensed consolidated statements of cash flows in our condensed consolidated financial statements included elsewhere in this quarterly report.

The following table sets forth Adjusted EBITDA by segment for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
(in millions, except percentages)	2010	2009	Variance
Owned and leased hotels	$82	$65	$17	26.2%
North American management and franchising	31	30	1	3.3%
International management and franchising	14	12	2	16.7%
Corporate and other	(15)	(16)	1	6.3%

Consolidated Adjusted EBITDA	$112	$91	$21	23.1%

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(in millions)	2010	2009
Adjusted EBITDA	$112	$91
Equity losses from unconsolidated hospitality ventures	(8)	(2)
Other income, net	16	27
Discontinued operations, net of tax	(2)	(1)
Net loss attributable to noncontrolling interests	-	2
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(14)	(10)

EBITDA	104	107
Depreciation and amortization	(70)	(65)
Interest expense	(12)	(16)
Provision for income taxes	(17)	(12)

Net income attributable to Hyatt Hotels Corporation	$5	$14

Liquidity and Capital Resources

Overview

We finance our business primarily with existing cash, cash generated from our operations and net proceeds from dispositions. When appropriate, we also borrow cash under our revolving credit facility or from other third party sources, and may also raise funds by issuing debt or equity securities as necessary. We maintain a cash investment policy that emphasizes preservation of capital. Starting in 2008, the global credit and economic crisis had a significant impact on the operations of, and the capital available to, the lodging industry. In response, we implemented the following initiatives:

•	In May 2009, we repurchased and cancelled our senior subordinated notes;

•	In May 2009, we sold shares of common stock to the holders of the senior subordinated notes in settlement of their obligations under an equity subscription agreement;

•	In May 2009, we raised additional equity capital from our existing stockholders;

•	In July 2009, we extended the maturity of our revolving credit facility and increased borrowing capacity to $1.5 billion;

•	In August 2009, we issued $500 million aggregate principal amount of senior unsecured notes and repaid $249 million of outstanding secured debt and settled certain related swap agreements; and

•

In November 2009, in connection with our initial public offering, we sold shares of our Class A common stock for aggregate net proceeds of approximately $127 million pursuant to the underwriters’ exercise of their option to purchase additional shares.

Accordingly, the economic crisis has not had a material impact on the balance of our cash and cash equivalents or our access to liquidity. We believe that our cash position and cash from operations, together with borrowing capacity under our revolving credit facility, will be adequate to meet all of our funding requirements and capital deployment objectives in the foreseeable future.

Sources and Uses of Cash

At March 31, 2010, we had cash and cash equivalents of $1.3 billion, compared to cash and cash equivalents of $1.3 billion at December 31, 2009. Additionally, we had investments in short-term certificates of deposit of $121 million and $81 million included in other current assets as of March 31, 2010 and December 31, 2009, respectively. As previously noted, we also hold $113 million in proceeds from the sale of the Hyatt Regency Boston in an escrow account managed by an intermediary of the like-kind exchange agreement. This invested capital is earmarked for future investment to help achieve our growth strategy.

	Three Months Ended March 31,
(in millions)	2010	2009
Cash provided by (used in):
Operating activities	$60	$36
Investing activities	(89)	(181)
Financing activities	(3)	72
Cash provided by discontinued operations	1	-
Effects of changes in exchange rate on cash and cash equivalents	12	9

Net change in cash and cash equivalents	$(19)	$(64)

Cash Flows from Operating Activities

Cash flows provided by operating activities totaled $60 million in the three months ended March 31, 2010, compared to $36 million in the same period last year. Cash flow increased due to an increase in distributions received from unconsolidated hospitality ventures, increased cash generated from our owned and leased hotels operations and a cash settlement received in 2010 related to a construction dispute at one of our vacation ownership properties. Additionally, cash spent on hotel inventory and rent decreased in the current period as compared to last year, positively impacting cash from operations. These increases in cash were partially offset by an increase in cash paid for compensation and related expenses.

Cash Flows from Investing Activities

Cash flows used in investing activities totaled $89 million in the three months ended March 31, 2010, compared to $181 million in the same period last year. In the three months ended March 31, 2010, we contributed $56 million to marketable securities, short-term investments and unconsolidated hospitality ventures, compared to $34 million in the same period last year. Also, our investing activities in the first quarter of 2010 included a reduction of $20 million in distributions of capital from unconsolidated entities. During the three months ended March 31, 2009, we invested $109 million, net of cash received, for the acquisition of our Hyatt Regency Boston property. This property was sold during the first quarter of 2010 and the proceeds are held by an intermediary in an escrow account.

Cash Flows from Financing Activities

Cash flows used in financing activities totaled $3 million in the three months ended March 31, 2010, compared to cash provided by financing activities of $72 million during the three months ended March 31, 2009. During the three months ended March 31, 2010 we had no drawings on our revolving credit facility, while during the same period ended March 31, 2009, we had $85 million of net drawings on our revolving credit facility.

The following is a summary of our debt to capital ratios:

(in millions, except percentages)	March 31, 2010	December 31, 2009
Consolidated debt (1)	$851	$852
Stockholders’ equity	5,026	5,016

Total capital	5,877	5,868

Total debt to total capital	14.5%	14.5%

Consolidated debt (1)	851	852
Less: Cash and cash equivalents	1,308	1,327

Net consolidated debt (cash)	(457)	(475)

Net debt to total capital	(7.8)%	(8.1)%

(1)	Excludes approximately $519 million of our share of unconsolidated hospitality venture indebtedness as of March 31, 2010, substantially all of which is non-recourse to us.

Capital Expenditures

We routinely make capital expenditures to enhance our business. We divide our capital expenditures into maintenance, enhancements to existing properties and investment in new facilities.

During the three months ended March 31, 2010, we had total capital expenditures of $37 million, which included $15 million related to a new property in New York. During the comparable period in 2009, our total capital expenditures were $58 million, which included $20 million related to the aforementioned new property. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations.

Revolving Credit Facility

Under the terms of our five-year $1.5 billion unsecured revolving credit facility, $370 million of credit availability matures on June 29, 2010, with the remaining availability maturing on June 29, 2012. The revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper back-up and permitted investments and acquisitions. The overall availability will decrease by $370 million on June 29, 2010 with the maturity of the credit availability of certain of the lenders. At that time, we have the option to increase our facility by an aggregate amount not to exceed $370 million, subject to certain conditions, including, without limitation, our ability to secure commitments from one or more new lenders to provide such increase.

The average daily borrowings under the revolving credit facility were $0 and $88 million for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and December 31, 2009, we had no borrowings outstanding under our revolving credit facility. We did, however, have $76 million and $79 million in outstanding undrawn letters of credit that are issued under our revolving credit facility (and reduce the availability thereunder by the corresponding amount) as of March 31, 2010 and December 31, 2009, respectively.

Letters of Credit

We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $86 million in letters of credit outstanding at March 31, 2010 and $91 million in letters of credit outstanding at December 31, 2009. We had letters of credit issued directly with financial institutions of $10 million and $12 million at March 31, 2010 and at December 31, 2009, respectively.

Covenants

We are in compliance with all applicable loan and credit facility covenants as of March 31, 2010.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2009 Form 10-K. Since the date of our 2009 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At March 31, 2010, we were a party to hedging transactions including the use of derivative financial instruments, as discussed below.

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

As of March 31, 2010, we had entered into four $25 million interest swap contracts, each of which expires on August 15, 2015 and effectively converts a total of $100 million of the $250 million senior unsecured notes issued on August 10, 2009 with a maturity date of August 15, 2015 (“2015 Notes”) to floating rate debt based on three-month LIBOR plus a fixed rate component. The fixed rate component of each swap varies by contract, with a range from 2.68% to 2.9675%. The fixed to floating interest rate swaps were designated as a fair value hedge as their objective is to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as hedges at inception and at March 31, 2010 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes. At March 31, 2010, the fixed to floating interest rate swaps were recorded within other assets and other long-term liabilities for immaterial amounts, respectively, offset by an immaterial fair value adjustment to long-term debt. See Note 6 to the accompanying condensed consolidated financial statements for a description of changes related to our interest rate risk since December 31, 2009.

A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $1 million and $1 million, respectively.

Foreign Currency Exposures and Exchange Rate Instruments

We conduct business in various foreign currencies and use foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. These foreign currency exposures typically arise from intercompany loans and other intercompany transactions. The net U.S. dollar equivalent of the notional amount of the forward contracts as of March 31, 2010 was $286 million, all of which expire within the next twelve months. We intend to offset the gains and losses related to our intercompany loans and transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect to net income attributable to Hyatt Hotels Corporation. We expect to continue this practice relating to our intercompany loans and transactions, and may also begin to manage the risks associated with other transactional and translational foreign currency volatility within our business.

ITEM 4T.     Controls and Procedures

Disclosure Controls and Procedures.    The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this quarterly report, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.    There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Item 1A.	Risk Factors.

At March 31, 2010, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

On November 4, 2009, a registration statement on Form S-1 (File No. 333-161068) relating to our initial public offering of our Class A common stock was declared effective by the SEC. An aggregate of 43,700,000 shares of our Class A common stock (including 5,700,000 shares of Class A common stock subject to the underwriters’ option to purchase additional shares) were registered under the registration statement, of which selling stockholders identified in the registration statement sold 38,000,000 shares and we sold 5,700,000 shares in connection with the underwriters’ exercise of their option to purchase additional shares, at an initial public offering price of $25.00 per share.

There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus dated November 4, 2009 filed by us with the SEC pursuant to Rule 424(b) and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed by us with SEC on February 25, 2010.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

10.1	Amended and Restated Hyatt Corporation Deferred Compensation Plan, effective May 3, 2010 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-165384) filed with the SEC on March 10, 2010)

10.2	First Amendment to the Amended and Restated Hyatt Corporation Deferred Compensation Plan, effective May 3, 2010

10.3	Amendment to Hyatt International Hotels Restricted Deferred Incentive Compensation Plan

10.4	Amendment to Hyatt International Corporation Restricted Deferred Incentive Compensation Plan II, Hyatt Hotels Amended and Restated Deferred Incentive Plan and Hyatt International Hotels Retirement Plan

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyatt Hotels Corporation

Date: May 6, 2010	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal accounting and financial officer of the registrant.

Date: May 6, 2010	By:	/s/ Harmit J. Singh
Harmit J. Singh
Chief Financial Officer
(Principal Accounting and Financial Officer)