Form 10-Q
period 2010-06-30
Hyatt Hotels Corp
filed 2010-08-05
CIK 1468174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, there were 43,917,118 shares of the registrant’s Class A common stock, $0.01 par value, outstanding and 130,005,588 shares of the registrant’s Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In millions of dollars, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
REVENUES:
Owned and leased hotels	$483	$459	$934	$875
Management and franchise fees	64	55	121	109
Other revenues	12	13	23	29
Other revenues from managed properties	330	320	652	623

Total revenues	889	847	1,730	1,636
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	374	366	738	708
Depreciation and amortization	66	65	136	130
Other direct costs	2	3	(3)	8
Selling, general, and administrative	58	69	127	122
Other costs from managed properties	330	320	652	623

Direct and selling, general, and administrative expenses	830	823	1,650	1,591
Net gains (losses) and interest income from marketable securities held to fund operating programs	(8)	13	(1)	8
Equity losses from unconsolidated hospitality ventures	(11)	(11)	(19)	(13)
Interest expense	(12)	(11)	(24)	(27)
Asset impairments	(3)	(5)	(3)	(5)
Other income (loss), net	(6)	(83)	10	(56)

INCOME (LOSS) BEFORE INCOME TAXES	19	(73)	43	(48)
(PROVISION) BENEFIT FOR INCOME TAXES	-	25	(17)	13

INCOME (LOSS) FROM CONTINUING OPERATIONS	19	(48)	26	(35)
DISCONTINUED OPERATIONS:

Loss from discontinued operations, net of income tax benefit of $1 and $1 for the three months ended and $2 and $1 for the six months ended June 30, 2010 and 2009, respectively	(1)	(2)	(3)	(3)
Gain on sale of discontinued operations, net of income tax expense of $3 and $- for the three months ended and $3 and $- for the six months ended June 30, 2010 and 2009, respectively	6	-	6	-

NET INCOME (LOSS)	24	(50)	29	(38)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1	-	1	2

NET INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$25	$(50)	$30	$(36)

EARNINGS PER SHARE - Basic
Income (loss) from continuing operations	$0.11	$(0.33)	$0.15	$(0.26)
Net income (loss) attributable to Hyatt Hotels Corporation	$0.14	$(0.34)	$0.17	$(0.27)

EARNINGS PER SHARE - Diluted
Income (loss) from continuing operations	$0.11	$(0.33)	$0.15	$(0.26)
Net income (loss) attributable to Hyatt Hotels Corporation	$0.14	$(0.34)	$0.17	$(0.27)

See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions of dollars, except share and per share amounts)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,179	$1,327
Restricted cash	36	11
Short-term investments	444	104
Receivables, net of allowances of $15 and $12 at June 30, 2010 and December 31, 2009, respectively	232	226
Inventories	129	133
Prepaids and other assets	81	80
Prepaid income taxes	83	85
Deferred tax assets	23	23
Assets held for sale	4	20

Total current assets	2,211	2,009
Investments	208	223
Property and equipment, net	3,414	3,585
Notes receivable, net of allowances	375	385
Goodwill	113	113
Intangibles, net	279	284
Deferred tax assets	76	74
Other assets	494	482

TOTAL ASSETS	$7,170	$7,155

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$59	$12
Accounts payable	204	196
Accrued expenses	204	183
Accrued income taxes	6	5
Accrued compensation and benefits	90	99

Total current liabilities	563	495
Long-term debt	794	840
Other long-term liabilities	752	780

Total liabilities	2,109	2,115
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of June 30, 2010 and December 31, 2009	-	-
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 43,906,904 outstanding and 43,943,177 issued at June 30, 2010, Class B common stock, $0.01 par value per share, 462,000,000 shares authorized, 130,005,588 shares issued and outstanding at June 30, 2010 and Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 43,869,597 outstanding and 43,936,675 issued at December 31, 2009, Class B common stock, $0.01 par value per share, 462,000,000 shares authorized, 130,005,588 shares issued and outstanding at December 31, 2009	2	2
Additional paid-in capital	3,739	3,731
Retained earnings	1,368	1,338
Treasury stock at cost, 36,273 shares at June 30, 2010 and 67,078 shares at December 31, 2009	(1)	(2)
Accumulated other comprehensive loss	(69)	(53)

Total stockholders’ equity	5,039	5,016

Noncontrolling interests in consolidated subsidiaries	22	24

Total equity	5,061	5,040

TOTAL LIABILITIES AND EQUITY	$7,170	$7,155

See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions of dollars)

(Unaudited)

	Six Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$29	$(38)
Gain on sale of discontinued operations	(6)	-
Loss from discontinued operations	3	3

Income (loss) from continuing operations	26	(35)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	136	130
Deferred income taxes	-	(9)
Asset impairments	3	5
Equity losses from unconsolidated hospitality ventures, net of distributions received	26	19
Income from cost method investments	-	(22)
Foreign currency (gains) losses	2	(7)
Net unrealized gains from other marketable securities	(2)	(2)
Working capital changes and other	(7)	(18)

Net cash provided by operating activities of continuing operations	184	61

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(419)	-
Proceeds from short-term investments	81	-
Contributions to investments	(17)	(39)
Return of investment	2	24
Proceeds from notes receivable	4	14
Proceeds from sale of real estate	113	-
Acquisitions, net of cash acquired	-	(109)
Capital expenditures	(90)	(104)
Other investing activities	(22)	-

Net cash used in investing activities of continuing operations	(348)	(214)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver	-	675
Payments on revolver	-	(705)
Repurchase of senior subordinated notes	-	(600)
Other debt payments	(5)	(26)
Purchase of shares in noncontrolling interests	(1)	-
Issuance of common stock, net of related costs of $4	-	1,355
Issuance of treasury shares	1	-

Net cash provided by (used in) financing activities of continuing operations	(5)	699

CASH PROVIDED BY DISCONTINUED OPERATIONS:
Net cash provided by operating activities of discontinued operations	-	-
Proceeds from sale of discontinued operations	22	-
Sale proceeds held in escrow as restricted cash	(22)	-

Net cash provided by investing activities of discontinued operations	-	-

Net cash provided by discontinued operations	-	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	21	(6)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(148)	540

CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	1,327	428

CASH AND CASH EQUIVALENTS—END OF PERIOD	$1,179	$968

LESS CASH AND CASH EQUIVALENTS DISCONTINUED OPERATIONS	-	-

CASH AND CASH EQUIVALENTS CONTINUING OPERATIONS—END OF PERIOD	$1,179	$968

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$29	$33

Cash paid during the period for income taxes	$23	$12

See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in millions of dollars, unless otherwise indicated)

1.	ORGANIZATION

Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (“Hyatt Hotels Corporation”), provide hospitality services on a worldwide basis through the management, franchising and ownership of hospitality related businesses. As of June 30, 2010, we operate or franchise 230 full-service hotels consisting of 99,441 rooms, in 45 countries throughout the world. We hold ownership interests in certain of these hotels. As of June 30, 2010, we operate or franchise 191 select-service hotels with 24,392 rooms in the United States and Canada. We hold ownership interests in certain of these hotels. We operate timeshare, fractional and other forms of residential or vacation properties, most of which we also develop.

As used in these Notes and throughout this Quarterly Report on Form 10-Q, the terms “Company,” “HHC,” “we,” “us,” or “our” mean Hyatt Hotels Corporation and its consolidated subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. As a result, this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”).

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

Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-02 (“ASU 2010-02”), Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification. The update provides clarification that the guidance is applicable to (a) a subsidiary or group of assets that is a business or nonprofit activity, (b) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (c) an exchange of a group of assets that constitute a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). The deconsolidation provisions and gain/loss guidance do not apply to transactions that are in substance the sale or partial sale of real estate. The update also requires additional disclosures when a subsidiary is deconsolidated. ASU 2010-02 became effective for financial statements issued for interim or annual reporting periods ending on or after December 15, 2009. The adoption of ASU 2010-02 did not have an impact on our condensed consolidated financial statements.

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

Future Adoption of Accounting Standards

In January 2010, the FASB released Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurement. The update requires the Company to separately disclose purchases, sales, issuances, and settlements of our Level Three securities. The disaggregation of the Level Three activity for ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2010. ASU 2010-06 related to disclosure of Level Three activity on a gross basis is not expected to materially impact our current fair value disclosures.

In July 2010, the FASB released Accounting Standards Update No. 2010-20 (“ASU 2010-20”), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The update requires companies to enhance disclosure about the credit quality of financing receivables and the allowance for credit losses, including credit quality indicators, past due information and modifications of financing receivables. ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010 and will be applied prospectively. We are evaluating the impact to our current disclosures.

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

We have various financial instruments that are measured at fair value including certain marketable securities and derivative instruments. We currently do not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis.

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

As of June 30, 2010 and December 31, 2009, we had the following financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	$208	$208	$-	$-
Equity securities	32	25	7	-
U.S. government obligations	78	-	78	-
U.S. government agencies	91	-	91	-
Corporate debt securities	298	-	298	-
Mortgage-backed securities	21	-	19	2
Asset-backed securities	15	-	15	-
Other	3	-	3	-
Interest bearing money market funds recorded in cash and cash equivalents	959	959	-	-
Derivative instruments
Interest rate swaps	4	-	4	-
Foreign currency forward contracts	14	-	14	-

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	$194	$194	$-	$-
Equity securities	23	23	-	-
U.S. government obligations	83	-	83	-
U.S. government agencies	56	-	56	-
Corporate debt securities	87	-	87	-
Mortgage-backed securities	23	-	21	2
Asset-backed securities	18	-	18	-
Other	3	-	3	-
Interest bearing money market funds recorded in cash and cash equivalents	1,140	1,140	-	-
Derivative instruments
Interest rate swaps	(1)	-	(1)	-
Foreign currency forward contracts	6	-	6	-

Our portfolio of marketable securities consists of various types of U.S. Treasury securities, mutual funds, common stock and fixed income securities, including government and corporate bonds. The fair value of our mutual funds and certain equity securities were classified as Level One as these funds trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The remaining securities, except for certain mortgage-backed securities, were classified as Level Two due to the use and weighting of multiple market inputs being considered in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities.

Included in our portfolio of marketable securities are investments in debt and equity securities classified as available for sale. At June 30, 2010 these were as follows:

	June 30, 2010
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate debt securities	$207	$-	$-	$207
U.S. government agencies	41	-	-	41
Equity securities	9	-	(2)	7

Total	$257	$-	$(2)	$255

Gross realized gains and losses on available for sale securities were insignificant for the three and six months ended June 30, 2010 and 2009. At December 31, 2009, we had no investments in debt or equity securities that were classified as available for sale.

The table below summarizes available for sale fixed maturity securities by contractual maturity at June 30, 2010. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life. Although a portion of our available for sale fixed maturity securities mature after one year, we have chosen to classify the entire portfolio as current. The portfolio’s primary objective is to maximize return, but it also is intended to provide liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. Therefore, since these securities represent funds available for current operations, the entire investment portfolio is classified as current assets.

	June 30, 2010
Contractual Maturity	Cost or Amortized Cost	Fair Value
Due in one year or less	$108	$108
Due after one year through two years	140	140

Total	$248	$248

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

Our derivative instruments are foreign currency exchange rate instruments and interest rate swaps. The instruments are valued using an income approach with factors such as interest rates and yield curves, which represent market observable inputs and are generally classified as Level Two. Credit valuation adjustments may be made to ensure that derivatives are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality and our nonperformance risk. As of June 30, 2010, the credit valuation adjustments were insignificant. See Note 6 for further details on our derivative instruments.

Due to limited observability of market data and limited activity during the six months ended June 30, 2010 and 2009, we classified the fair value of certain of our mortgage-backed securities as Level Three. However, these securities are held within an investment-grade portfolio with many of these securities having a credit rating of AAA/Aaa.

During the six months ended June 30, 2010, there were no transfers between levels of the fair value hierarchy. Our policy is to recognize transfers in and transfers out as of the end of each quarterly reporting period. The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3) - Mortgage Backed Securities
	2010	2009
Balance at January 1,	$2	$-

Transfers into (out of) Level Three	-	-
Purchases, issuances and settlements	-	-
Total gains (losses) (realized or unrealized)	-	-

Balance at March 31,	$2	$-

Transfers into (out of) Level Three	-	5
Purchases, issuances and settlements	-	-
Total gains (losses) (realized or unrealized)	-	-

Balance at June 30,	$2	$5

The amount of total gains (losses) included in net gains (losses) and interest income from marketable securities held to fund operating programs due to the change in unrealized gains or losses relating to assets still held at the reporting date for the three and six months ended June 30, 2010 and 2009 were insignificant.

The carrying amounts and fair values of our other financial instruments are as follows:

	Asset (Liability)
	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes receivable	$384	$383	$395	$402
Debt, excluding capital lease obligations	(628)	(631)	(625)	(614)

We estimated the fair value of notes receivables using discounted cash flow analyses based on current market inputs for similar types of arrangements. The primary sensitivity in these calculations is based on the selection of appropriate interest and discount rates. Fluctuations in these assumptions will result in different estimates of fair value.

We estimated the fair value of our senior unsecured notes based on observable market data. We estimated the fair value of our mortgages, notes payable and other long-term debt instruments using discounted cash flow analyses based on current market inputs for similar types of arrangements. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value.

During the second quarter of 2010 one of our subsidiaries did not have sufficient cash flow to meet interest payment requirements under its mortgage loan. The assets and operations of the Hyatt Regency Princeton secure this mortgage loan and the debt service requirements are not guaranteed by HHC. When hotel cash flow became insufficient to service the loan, HHC notified the lender that it would not provide assistance as the appraised value of the hotel was less than the outstanding mortgage loan. After discussions, HHC and the lender agreed in principal to effect a deed in lieu of foreclosure transaction. We expect to complete transfer of ownership of the hotel to the lender within less than one year. As a result, we reclassified $45 million in long-term debt to current maturities.

4.	ACQUISITIONS, DISPOSITIONS, AND DISCONTINUED OPERATIONS

Assets acquired and liabilities assumed in business combinations are recorded on our condensed consolidated balance sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by us have been included in the condensed consolidated statements of income (loss) since their respective dates of acquisition. In certain circumstances, the purchase price allocations are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive final information, including appraisals and other analyses. There were no contingent payments, options, or commitments specified in any of the following acquisition agreements except as otherwise disclosed below.

Acquisitions and Dispositions

Hyatt Regency Boston—On February 17, 2009, one of our subsidiaries acquired the assets of the Hyatt Regency Boston, a 498-room hotel, for a total purchase price of $110 million. The assets acquired included cash of $1 million, resulting in a net purchase price of $109 million.

On March 18, 2010, we sold the Hyatt Regency Boston for net proceeds of $113 million to Chesapeake Lodging Trust, an entity in which we own a 4.9% interest, resulting in a pre-tax gain of $6 million. The hotel continues to be operated as a Hyatt-branded hotel and we will continue to manage the hotel under a long-term management contract. The gain on sale has been deferred and is being recognized in management and franchise fees over the term of the management contract, within our North American management and franchising segment. Accordingly, the operations of the hotel prior to the sale have not been classified as part of discontinued operations for the periods presented, but remain within our owned and leased hotels segment.

In conjunction with the sale, we entered into a like-kind exchange agreement with an intermediary. Pursuant to the like-kind exchange agreement, the proceeds from the initial sale of the Hyatt Regency Boston were placed into an escrow account administered by the intermediary and the net proceeds of $113 million were classified as restricted cash on our condensed consolidated balance sheet. The cash was released from the like-kind exchange restriction in the second quarter of 2010 when we determined that we would not consummate a like-kind exchange transaction within the permitted time period.

Discontinued Operations—The operating results, assets, and liabilities of the following businesses have been reported separately as discontinued operations in the condensed consolidated balance sheets and condensed consolidated statements of income (loss). Upon disposition, we will not have any continuing involvement in these operations.

Amerisuites Orlando—During the first quarter of 2010, we committed to a plan to sell the Amerisuites Orlando property. As a result, the Company has classified the assets and liabilities of this property as held for sale at June 30, 2010 and December 31, 2009. The assets classified as assets held for sale include $4 million and $7 million of property and equipment, net as of June 30, 2010 and December 31, 2009, respectively. Revenues from this property for the three months ended June 30, 2010 and 2009 were insignificant. Revenues from this property for the six months ended June 30, 2010 and 2009 were $1 million. Based on a valuation of the property and other factors relating to the intended sale, the Company determined the fair value of the property was below the book value of the assets. As such, a pre-tax impairment loss of approximately $4 million was recorded as part of the loss from discontinued operations during the first quarter of 2010. In the second quarter of 2009, we incurred a pre-tax impairment loss of approximately $3 million that was recorded as part of the loss from discontinued operations during the three and six months ended June 30, 2009.

Residences—During the first quarter of 2010, we committed to a plan to sell an apartment building located adjacent to the Park Hyatt Washington D.C. (“the Residences”). As a result, we classified the assets and liabilities of this property as held for sale in the first quarter of 2010. During the second quarter of 2010, we closed on the sale of the Residences to an unrelated third party for net proceeds of $22 million. The assets classified as assets held for sale included $13 million of property and equipment, net as of December 31, 2009. The transaction resulted in a pre-tax gain of $9 million upon sale as we will have no continuing involvement with the property. Revenues from this property for the three and six months ended June 30, 2010 and 2009 were insignificant.

In conjunction with the sale, we entered into a like-kind exchange agreement with an intermediary. Pursuant to the like-kind exchange agreement, the proceeds from the initial sale of the Residences were placed into an escrow account administered by the intermediary. Therefore, we have classified the net proceeds of $22 million as restricted cash on our condensed consolidated balance sheet. Pursuant to the like-kind exchange agreement, the cash remains restricted for a maximum of 180 days from the date of execution pending consummation of the exchange transaction.

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

Goodwill was $113 million at June 30, 2010 and December 31, 2009. During the three and six months ended June 30, 2010 and 2009, no impairment charges were recorded to goodwill.

Definite lived intangible assets primarily include acquired management and franchise contracts, contract acquisition costs, and acquired lease rights. Franchise contracts are amortized on a straight-line basis over their contract terms, which are typically 20 years. Contract acquisition costs are generally amortized on a straight-line basis over the life of the management contracts, which range from approximately 10 to 40 years. Acquired lease rights are amortized on a straight-line basis over the lease term. Definite lived intangibles are tested for impairment whenever indicators of impairment arise. Impairment charges related to intangible assets with definite lives during the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Definite lived intangible impairment charges	$-	$5	$-	$5

The charge recorded in 2009 related to the full amount of an intangible asset relating to a management agreement covering certain select service hotels in our North American management and franchising segment. The impairment charge represents the difference between the fair value and the carrying value of the intangible asset. The fair value was estimated by utilizing discounted projected cash flows.

The following is a summary of intangible assets at June 30, 2010 and December 31, 2009:

	June 30, 2010	Weighted Average Useful Lives	December 31, 2009
Contract acquisition costs	$165	21	$146
Acquired lease rights	127	114	147
Franchise intangibles	50	22	51
Brand intangibles	11	7	11
Other	6	7	4

	359		359
Accumulated amortization	(80)		(75)

Intangibles, net	$279		$284

Amortization expense relating to intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Amortization Expense	$4	$3	$7	$7

6.	DERIVATIVE INSTRUMENTS

It is our policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we have a policy of only entering into contracts with selected major financial institutions based upon their credit rating and other factors. Our derivative instruments do not contain credit-risk related contingent features.

All derivatives are recognized on the balance sheet at fair value. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in accumulated other comprehensive income (loss) on the balance sheet until they are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged liability that is attributable to the hedged risk, are recorded in current earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged on the statement of cash flows. Cash flows from undesignated derivative financial instruments are included in the operating category on the statements of cash flows.

Interest Rate Swap Agreements—In the normal course of business, we are exposed to the impact of interest rate changes due to our borrowing activities. Our objective is to manage the risk of interest rate changes on the results of operations, cash flows, and the market value of our debt by creating an appropriate balance between our fixed and floating rate debt. Interest rate derivative transactions, including interest rate swaps, are entered into under a hedging strategy designed to maintain a level of exposure to interest rates which the Company deems acceptable.

In December 2009, we entered into three $25 million interest rate swap contracts, each of which expires on August 15, 2015 and effectively converts a total of $75 million of the $250 million of senior unsecured notes issued on August 10, 2009 with a maturity date of August 15, 2015 (“2015 Notes”) to floating rate debt based on three-month LIBOR plus a fixed rate component. In February 2010, we entered into another interest rate swap contract, which also expires on August 15, 2015 and effectively converts an additional $25 million of the 2015 Notes, for a total of $100 million, to floating rate debt based on three-month LIBOR plus a fixed rate component. The fixed rate component of each swap varies by contract, ranging from 2.68% to 2.9675%. The fixed to floating interest rate swaps were designated as a fair value hedge as their objective is to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as hedges at inception and at June 30, 2010 and December 31, 2009 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes. At June 30, 2010, the fixed to floating interest rate swaps were recorded within other assets at a value of $4 million, offset by a fair value adjustment to long-term debt of $4 million. At December 31, 2009, the fixed to floating interest rate swaps were recorded within other long-term liabilities at a value of $1 million, offset by a fair value adjustment to long-term debt of $1 million.

On November 30, 2007, we assumed debt as part of our purchase of the remaining interest in the Great Eastern Hotel Holding Company. The debt included a primary loan and a subordinated loan, totaling GBP 109 million ($177 million), both maturing on March 13, 2011. As part of the acquisition, the Company also assumed an interest rate swap that converted the variable rate exposure to a fixed rate. The swap was designated as a cash flow hedge in November 2008 and was highly effective in offsetting fluctuations in GBP LIBOR rates until the related debt was paid off in full in September 2009. Changes in the fair value relating to the effective portion of the swap were recorded in accumulated other comprehensive loss and the corresponding fair value payables were included in other long-term liabilities in our condensed consolidated balance sheet. In connection with the payoff of the related debt, the Company settled the interest rate swap.

We had two other interest rate swaps that were not designated as hedges, and therefore were marked-to-market each period through earnings. These derivatives were held as economic hedges to convert variable interest rate exposures to fixed rates. The balance sheet classification for the fair value of these interest rate swaps was to other assets for unrealized gains and to other long-term liabilities for unrealized losses. In connection with the payoff of our Euro denominated loans in August 2009, we settled one of these swaps for $2 million. As a result of the settlement, we recognized an insignificant loss in other income (loss), net. The other outstanding interest rate swap agreement was for a notional amount less than $1 million and matured during the three month period ended March 31, 2010.

Foreign Currency Exchange Rate Instruments—We transact business in various foreign currencies and utilize foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Our strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany loans and other intercompany transactions. Our foreign currency forward contracts generally settle within 12 months. We do not use these forward contracts for trading purposes. We do not designate these forward contracts as hedging instruments. Accordingly, we record the fair value of these contracts as of the end of our reporting period to our condensed consolidated balance sheet with changes in fair value recorded in our condensed consolidated statement of income (loss). The balance sheet classification for the fair values of these forward contracts is to other current assets for unrealized gains and to accounts payable for unrealized losses. The change in fair value of these forward contracts is recorded in the condensed consolidated statement of income (loss) within other income (loss), net, for both realized and unrealized gains and losses.

The net U.S. dollar equivalent of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany loans, with terms of less than one year, is as follows (in US dollars):

June 30, 2010
Pound Sterling	$161
Euro	82
Korean Won	45
Swiss Franc	(12)

The effects of derivative instruments on our condensed consolidated financial statements were as follows as of June 30, 2010, December 31, 2009 and for the three and six months ended June 30, 2010 and 2009:

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2010	December 31, 2009	Balance Sheet Location	June 30, 2010	December 31, 2009
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$4	$—	Other long-term liabilities	$—	$1
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Prepaids and other assets	14	8	Accounts payable	—	2

Total derivatives		$18	$8		$—	$3

Effect of Derivative Instruments on Income and Accumulated Other Comprehensive Income (Loss)

	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
Fair value hedges:
Interest rate swaps
Gains (losses) on derivatives	Other income (loss), net*	$5	$—	$5	$—
Gains (losses) on borrowings	Other income (loss), net*	(5)	—	(5)	—

	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
Cash flow hedges:
Interest rate swaps
Amount of gain (loss) recognized in accumulated other comprehensive loss on derivative (effective portion)	Accumulated other comprehensive loss	$—	$1	$—	$—
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income (effective portion)	Interest expense	—	1	—	1
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Other income (loss), net**	—	—	—	—

	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
Derivatives not designated as hedges:
Foreign currency forward contracts	Other income (loss), net	$10	$(17)	$22	$—

*	For the three and six months ended June 30, 2010, there was an insignificant loss recognized in income related to the ineffective portion of these hedges. No amounts were excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2010.
**	For the three and six months ended June 30, 2009, there was an insignificant loss recognized in income related to the ineffective portion of these hedges. No amounts were excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2009.

7.	EMPLOYEE BENEFIT PLANS

Defined Benefit Plans—We sponsor a frozen supplemental executive retirement plan consisting of an unfunded defined benefit plans for certain former executives. Refer to the table below for costs related to these plans.

Defined Contribution Plans—We provide retirement benefits to certain qualified employees under the Retirement Savings Plan (a qualified plan), the Field Retirement Plan (a nonqualified plan), and other related plans. We record expenses related to the Retirement Savings Plan based on a percentage of qualified employee contributions on stipulated amounts; a substantial portion of these contributions are included in the “Other revenues from managed properties” and “Other costs from managed properties” lines in the condensed consolidated statements of income (loss) as the costs of these programs are largely related to employees located at lodging properties managed by us and are therefore paid for by the property owners. Refer to the table below for costs related to these plans.

Deferred Compensation Plans—We provide nonqualified deferred compensation plans for certain employees. These plans are funded through contributions to rabbi trusts. Contributions and investment elections are determined by the employees. The Company also provides contributions according to a preapproved formula. A portion of these contributions relate to hotel property level employees, which are reimbursable to us and are included in the other revenues and costs from managed properties lines in the condensed consolidated statements of income (loss). As of June 30, 2010 and December 31, 2009, the plans are fully funded in rabbi trusts. The assets of the plans are primarily invested in mutual funds, which are recorded in other assets in the condensed consolidated balance sheets. The related deferred compensation liability is recorded in other long-term liabilities. Refer to the table below for costs related to these plans.

Deferred Incentive Compensation Plans—The deferred incentive compensation plans consist of funded and unfunded defined contribution plans for certain executives. Awards were frozen starting in 2010 and vest over time. During the second quarter of 2010 the liabilities of the plans related to active employees were transferred to the Company’s non-qualified deferred compensation plans. Refer to the table below for costs related to these plans.

The costs incurred for our employee benefit plans for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Defined benefit plans	$1	$1	$1	$1
Defined contribution plans	5	8	13	16
Deferred compensation plans	-	-	2	1
Deferred incentive compensation plans	1	-	1	1

8.	INCOME TAXES

The effective tax rate from continuing operations for the three months ended June 30, 2010 and 2009 was 0.4% and 34.4%, respectively. The effective tax rate from continuing operations for the six months ended June 30, 2010 and 2009 was 39.1% and 26.4%, respectively.

For the three months ended June 30, 2010, the effective tax rate differed from the U.S statutory federal income tax rate of 35% primarily due to an increase in deferred tax assets of $7 million for the release of a valuation allowance against certain foreign net operating losses. For the six months ended June 30, 2010, the effective tax rate differed from the U.S statutory federal income tax rate of 35% primarily due to an increase in unrecognized tax benefits of $4 million (including $3 million of interest and penalties), an adjustment to deferred taxes of $2 million due to an international tax rate change and other adjustments to deferred taxes of $2 million. These items were offset by an increase in deferred tax assets of $7 million for the release of a valuation allowance against certain foreign net operating losses.

For the three months ended June 30, 2009, the effective tax rate differed from the U.S statutory federal income tax rate of 35% primarily due to an increase in unrecognized tax benefits of $6 million (mainly interest and penalties). For the six months ended June 30, 2009, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to an increase in unrecognized tax benefits of $6 million (mainly interest and penalties) and adjustments to deferred taxes of $3 million.

For 2010 we calculated the effective tax rates based on the year-to-date financials (“cut-off method”) because we believe this method more accurately presents the effective tax rates for the three and six month periods ended June 30, 2010.

Total unrecognized tax benefits at June 30, 2010 and December 31, 2009 were $86 million and $83 million respectively, of which $50 million and $49 million respectively, would impact the effective tax rate if recognized. It is reasonably possible that a reduction of up to $15 million of unrecognized tax benefits, accrued interest, and penalties may occur within twelve months resulting from the resolution of audit examinations and the expiration of certain tax statutes for taxable years ended through 2005.

9.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we enter into various guarantees, commitments, surety bonds, and letter of credit agreements, which are discussed below:

Guarantees and Commitments—As of June 30, 2010, we are committed, under certain conditions, to loan or invest up to $77 million in various business ventures.

Certain of our hotel lease or management agreements contain performance tests that stipulate certain minimum levels of operating performance. These performance test clauses provide us the option to fund a shortfall in profit performance. If we choose not to fund the shortfall the hotel owner has the option to terminate the management contract. As of June 30, 2010, $1 million was accrued in accrued expenses related to these performance test clauses.

Additionally, we guarantee certain of our hotel owners certain levels of hotel profitability based on various metrics. We have management agreements where we are required to make payments based on specified thresholds and have recorded a $1 million and $3 million charge under one of these agreements in the three and six months ended June 30, 2010, respectively. The remaining maximum potential payments related to these agreements are $42 million. There was $8 million recorded as an accrual as of June 30, 2010, related to these guarantees.

We have entered into various loan, lease, completion, and repayment guarantees related to investments held in hotel operations. The maximum exposure under these agreements as of June 30, 2010 is $22 million. For certain repayment guarantees related to our joint venture properties, the Company has agreements with its partners that require each partner to pay a pro-rata portion of the guarantee based on each partner’s ownership percentage. Assuming the successful enforcement of these agreements, our maximum exposure under the various agreements described above as of June 30, 2010 would be limited to $18 million.

Surety Bonds—Surety bonds issued on our behalf totaled $21 million at June 30, 2010, and primarily relate to workers’ compensation, taxes, licenses, and utilities related to our lodging operations.

Letters of Credit—Letters of credit outstanding on our behalf as of June 30, 2010, totaled $90 million, the majority of which relate to our ongoing operations. Of the $90 million letters of credit outstanding, $80 million reduces the available capacity under the revolving credit facility.

Capital Expenditures—As part of our ongoing business operations, significant expenditures are required to complete renovation projects that have been approved.

Other —We act as general partner in various partnerships owning hotel facilities that are subject to mortgage indebtedness. These mortgage agreements generally limit the lender’s recourse to security interests in assets financed and/or other assets of the partnership and/or the general partner(s) thereof.

We are subject from time to time to various claims and contingencies related to lawsuits, taxes, and environmental matters, as well as commitments under contractual obligations including environmental indemnity and guarantees of recourse obligations given in connection with mortgage and mezzanine loans. Many of these claims are covered under current insurance programs, subject to deductibles. For those matters not covered by insurance we recognize liabilities associated with such commitments and contingencies when a loss is probable and reasonably estimable. Although the ultimate liability for these matters cannot be determined at this point, based on information currently available we do not expect that the ultimate resolution of such claims and litigation will have a material adverse effect on our condensed consolidated financial statements.

10.	EQUITY

Stockholders’ Equity and Noncontrolling Interest—The following table details the equity activity for the six months ended June 30, 2010 and 2009, respectively.

	Stockholders’ equity	Noncontrolling interests in consolidated subsidiaries	Total equity
Balance at January 1, 2010	$5,016	$24	$5,040
Net income (loss)	30	(1)	29
Other comprehensive loss	(16)	-	(16)
Purchase of shares in noncontrolling interests	(3)	(1)	(4)
Shares issued from treasury	1	-	1
Issuance of common stock shares to directors	1	-	1
Attribution of share based payments	10	-	10

Balance at June 30, 2010	$5,039	$22	$5,061

Balance at January 1, 2009	$3,564	$28	$3,592
Net income (loss)	(36)	(2)	(38)
Other comprehensive loss	(4)	-	(4)
Issuance of common stock	1,342	-	1,342
Attribution of share based payments	8	-	8

Balance at June 30, 2009	$4,874	$26	$4,900

Comprehensive Income (Loss)—Comprehensive income (loss) primarily relates to reported earnings (losses), foreign currency translation, changes in the fair value of available for sale securities, changes in unrecognized pension cost and changes in the value of the effective portion of cash flow hedges.

Comprehensive income (loss) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Income (Loss)	$24	$(50)	$29	$(38)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(19)	14	(15)	(4)
Unrealized losses on available for sale securities	(1)	-	(1)	-
Unrealized losses on derivative instruments	-	1	-	-

Total comprehensive income (loss)	$4	$(35)	$13	$(42)
Comprehensive loss attributable to noncontrolling interests	1	-	1	2

Comprehensive income (loss) attributable to Hyatt Hotels Corporation	$5	$(35)	$14	$(40)

Senior Subordinated Notes and Stock Purchase Forward Agreement—On May 13 and May 18, 2009, HHC repurchased and cancelled certain outstanding senior subordinated notes for $600 million plus $88 million in make whole interest and early settlement premiums. Other income (loss), net for the three and six months ended June 30, 2009 includes these costs plus the write off of $5 million in deferred financing costs associated with these notes. In connection with the repurchase of the notes by HHC, the purchasers and HHC agreed to early settle their rights and obligations under a related stock purchase forward agreement (“Subscription Agreement”). Such settlement included a purchase of our Common Stock by the purchasers on the terms of the Subscription Agreement. Accordingly, the purchasers purchased 10,853,142 shares of our Common Stock for $600 million, at a purchase price per share of $55.28. As part of this transaction the Company recognized $13 million of transaction costs as a reduction of additional paid in capital. In addition, the Company received the remaining $11 million due to us under the Subscription Agreement.

Preferred Stock—On May 14, 2009, a third party investor elected to convert its 100,000 shares of Convertible Preferred Stock to 8,140,671 shares of HHC Common Stock.

Common Stock—On May 14, 2009, the Company sold 29,195,199 shares of HHC Common Stock at $26 per share in exchange for $755 million in cash, net of $4 million in transaction costs through a private placement to certain of our existing investors and their affiliates.

Treasury Stock—During the second quarter of 2010, certain participants in the Deferred Compensation Plan had a one-time option to use their designated assets to purchase HHC Common Stock. The stock issued out of treasury stock included 30,805 shares for a total amount of $1 million.

11.	STOCK-BASED COMPENSATION

As part of our long-term incentive plan, we award Stock Appreciation Rights (“SARs”) and Restricted Stock Units (“RSUs”) to certain employees. Compensation expense related to these plans for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock appreciation rights	$3	$3	$6	$5
Restricted stock units	2	2	3	3

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

During the six months ended June 30, 2010, the Company granted 725,160 SARs to employees with a weighted average grant date fair value of $17.75. The fair value of each SAR was estimated based on the date of grant using the Black-Scholes-Merton option-valuation model.

Restricted Stock Units—Each vested stock-settled RSU will be settled with a single share of our Class A common stock. The value of the stock-settled RSUs was based on the closing stock price of our Class A common stock as of the grant date. We record compensation expense earned for RSUs on a straight-line basis from the date of grant. In certain situations we also grant cash-settled RSUs which are recorded as a liability instrument. The liability and related expense for granted cash-settled RSU’s are immaterial as of, and for the period ended, June 30, 2010. During the six months ended June 30, 2010, the Company granted a total of 568,475 RSUs to employees with a weighted average grant date fair value for stock-settled RSUs of $39.35.

Our total unearned compensation for our stock-based compensation programs as of June 30, 2010 was $23 million for SARs and $31 million for stock-settled RSUs, which will be recorded as compensation expense over a ten year period.

12.	RELATED-PARTY TRANSACTIONS

In addition to those included elsewhere in the notes to the condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:

Investments—We are an investor in certain real estate partnerships that are managed by an affiliate. The carrying value of these cost method investments at June 30, 2010 and December 31, 2009 is zero and we received no distributions from these partnerships during the three and six months ended June 30, 2010. We received distributions from the sale of underlying investments during the three and six months ended June 30, 2009 of $0 and $21 million, respectively. The distributions are included in other income (loss), net in our condensed consolidated statements of income (loss).

Leases—Our corporate headquarters have been located at the Hyatt Center in Chicago, Illinois since 2005. A related party owns the Hyatt Center and a subsidiary of Hyatt Hotels Corporation has signed a master lease for a portion of this building and has entered into sublease agreements with certain related parties. The gross future operating lease payments for the entire term of this lease, ending January 31, 2020, is $103 million. Future sublease income for this space from related parties is $41 million. We recorded, in selling, general and administrative expenses, $3 million and $3 million during the three months ended June 30, 2010 and 2009, respectively, for rent, taxes and our share of operating expenses and shared facility costs under the lease. We recorded, in selling, general and administrative expenses, $5 million and $5 million during the six months ended June 30, 2010 and 2009, respectively, for rent, taxes and our share of operating expenses and shared facility costs under the lease. As of June 30, 2010 and December 31, 2009, we had recorded prepaid rent of $1 million and $1 million, respectively.

Legal Services—A member of the Pritzker family is a partner in a law firm that provided services to us throughout the six months ended June 30, 2010 and 2009. We incurred legal fees with this firm of $1 million and $1 million for the three months ended June 30, 2010 and 2009, respectively. We incurred legal fees with this firm of $3 million and $2 million, for the six months ended June 30, 2010 and 2009, respectively. Legal fees when expensed are included in selling, general and administrative expenses. As of June 30, 2010 and December 31, 2009, we had $1 million and insignificant amounts, respectively, due to the law firm.

Other Services—A member of our board of directors who was appointed in 2009 is a partner in a firm from which affiliates of the firm own hotels from which we received management and franchise fees of $1 million and $1 million during the three months ended June 30, 2010 and 2009, respectively, and $3 million and $1 million during the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010 and December 31, 2009, we had insignificant receivables due from these properties.

Equity Method Investments—We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We recorded fees of $9 million and $8 million for the three months ended June 30, 2010 and 2009, respectively. We recorded fees of $17 million and $15 million for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010 and December 31, 2009, we had receivables due from these properties of $3 million and $4 million, respectively. In addition, in some cases we provide loans or guarantees (see Note 9) to these entities. Our ownership interest in these equity method investments generally varies from 8 to 50 percent.

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

Prior to January 1, 2010, all of our Park Hyatt and Andaz branded hotels were managed by and reported within our international management and franchising segment, regardless of the property’s location. Effective January 1, 2010, our Park Hyatt and Andaz branded hotels are now managed and reported geographically by the respective North American or international management and franchising segment consistent with our other brands. As a result of this change we are reporting the operating results for the Park Hyatt and Andaz branded hotels located in North America in the North American management and franchising segment for the three and six months ended June 30, 2010 and have reclassified the results for the three and six months ended June 30, 2009 to be comparable to the current year presentation. The following table summarizes the revenue and Adjusted EBITDA that has been added to (subtracted from) the North America management and franchising segment and the international management and franchising segment, respectively, for the three and six months ended June 30, 2010 and 2009 due to the geographic alignment of the Park Hyatt and Andaz branded hotels.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
North American Management and Franchising
Revenues	$1	$-	$3	$2
Intersegment Revenues (a)	-	-	1	-
Adjusted EBITDA	1	-	3	2

International Management and Franchising
Revenues	(1)	-	(3)	(2)
Intersegment Revenues (a)	-	-	(1)	-
Adjusted EBITDA	(1)	-	(3)	(2)

(a) Intersegment revenues are included in the segment revenue totals and eliminated in Eliminations

Our chief operating decision maker evaluates performance based on each segment’s Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) attributable to Hyatt Hotels Corporation before interest expense; other income (loss), net; (provision) benefit for income taxes; depreciation and amortization; net gains on sales of real estate; asset impairments; discontinued operations, net of tax; equity losses from unconsolidated hospitality ventures; net loss from noncontrolling interests; and to which we add our pro-rata share of unconsolidated hospitality ventures Adjusted EBITDA.

The table below shows summari zed consolidated financial information by segment. Included within Corporate and other are unallocated corporate expenses and revenues and expenses on our vacation ownership properties.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
North American Management and Franchising
Revenues	$361	$352	$708	$682
Intersegment Revenues (a)	17	16	33	31
Adjusted EBITDA	41	35	72	65
Depreciation and Amortization	2	2	5	5

International Management and Franchising
Revenues	50	40	98	80
Intersegment Revenues (a)	5	5	9	7
Adjusted EBITDA	18	12	32	24
Depreciation and Amortization	1	1	1	1

Owned and Leased Hotels
Revenues	483	459	934	875
Adjusted EBITDA	103	92	185	157
Depreciation and Amortization	61	59	126	119

Corporate and other
Revenues	17	17	32	37
Adjusted EBITDA (b)	(27)	(19)	(42)	(35)
Depreciation and Amortization	2	3	4	5

Eliminations (a)
Revenues	(22)	(21)	(42)	(38)
Adjusted EBITDA	-	-	-	-
Depreciation and Amortization	-	-	-	-

TOTAL
Revenues	$889	$847	$1,730	$1,636
Adjusted EBITDA	135	120	247	211
Depreciation and Amortization	66	65	136	130

(a)	Intersegment revenues are included in the segment revenue totals and eliminated in Eliminations.

(b)	The six months ended June 30, 2010 includes a favorable settlement in the first quarter of 2010 of approximately $8 million for a construction dispute at one of our vacation ownership properties.

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income (loss) attributable to Hyatt Hotels Corporation for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Adjusted EBITDA	$135	$120	$247	$211
Equity losses from unconsolidated hospitality ventures (a)	(11)	(11)	(19)	(13)
Asset impairments (b)	(3)	(5)	(3)	(5)
Other income (loss), net	(6)	(83)	10	(56)
Discontinued operations, net of tax	5	(2)	3	(3)
Net loss attributable to noncontrolling interests	1	-	1	2
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(18)	(18)	(32)	(28)

EBITDA	103	1	207	108
Depreciation and amortization	(66)	(65)	(136)	(130)
Interest expense	(12)	(11)	(24)	(27)
(Provision) benefit for income taxes	-	25	(17)	13

Net income (loss) attributable to Hyatt Hotels Corporation	$25	$(50)	$30	$(36)

(a)	The three and six months ended June 30, 2010 and 2009 include $9 million and $10 million in impairment charges in equity losses from unconsolidated hospitality ventures, respectively. The charges incurred in 2010 relate to a vacation ownership property, while the 2009 charges related to interests in a hospitality venture property and vacation ownership property.
(b)	The three and six months ended June 30, 2010 and 2009 include a $3 million and $5 million charge to asset impairments in the condensed consolidated statements of income (loss), respectively. The 2010 charge reflects the impairment of property and equipment in our owned and leased hotel segment and the 2009 charge relates to a definite lived intangible in our North American management and franchising segment.

14.	EARNINGS PER SHARE

The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Income (Loss) from continuing operations	$19	$(48)	$26	$(35)
Income (loss) from discontinued operations	5	(2)	3	(3)

Net income (loss)	$24	$(50)	$29	$(38)
Net loss attributable to noncontrolling interests	$1	$-	$1	$2

Net income (loss) attributable to Hyatt Hotels Corporation	$25	$(50)	$30	$(36)

Denominator:
Basic weighted average shares outstanding:	174,118,518	145,602,119	174,040,620	132,836,818
Share-based compensation	139,439	-	63,203	-

Diluted weighted average shares outstanding	174,257,957	145,602,119	174,103,823	132,836,818

Basic Earnings Per Share:
Income from continuing operations	$0.11	$(0.33)	$0.15	$(0.26)
Income (loss) from discontinued operations	0.03	(0.01)	0.02	(0.03)

Net income (loss)	$0.14	$(0.34)	$0.17	$(0.29)
Net loss attributable to noncontrolling interests	$-	$-	$-	$0.02

Net income (loss) attributable to Hyatt Hotels Corporation	$0.14	$(0.34)	$0.17	$(0.27)

Diluted Earnings Per Share:
Income (loss) from continuing operations	$0.11	$(0.33)	$0.15	$(0.26)
Income (loss) from discontinued operations	0.03	(0.01)	0.02	(0.03)

Net income (loss)	$0.14	$(0.34)	$0.17	$(0.29)
Net loss attributable to noncontrolling interests	$-	$-	$-	$0.02

Net income (loss) attributable to Hyatt Hotels Corporation	$0.14	$(0.34)	$0.17	$(0.27)

The computations of diluted net income per share for the three and six months ended June 30, 2010 do not include approximately 219,500 and 145,900 of shares of Class A common stock assumed to be issued as stock-settled SARs and approximately 756,400 and 832,700 of RSUs, respectively, because the SARs and RSUs are anti-dilutive. The computations of diluted net income per share for the three and six months ended June 30, 2009 do not include approximately 0 and 362,000 of shares of Class A common stock assumed to be issued as stock-settled SARs and approximately 967,000 and 967,000 of RSUs, respectively, because the SARs and RSUs are anti-dilutive.

15.	OTHER INCOME (LOSS), NET

Other income (loss), net includes interest income on interest-bearing cash and cash equivalents, gains (losses) on other marketable securities, income from cost method investments, foreign currency gains (losses), including gains (losses) on foreign currency exchange rate instruments (see Note 6) and costs related to the repurchase of $600 million of 5.84% senior subordinated notes due 2013 and early settlement of the Subscription Agreement in May 2009 (see Note 10). The table below provides a reconciliation of the components in other income (loss), net for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income on interest-bearing cash and cash equivalents	$5	$5	$10	$10
Gains (losses) on other marketable securities	(9)	5	2	2
Income from cost method investments (1)	-	1	-	22
Foreign currency gains (losses)	(1)	-	(2)	7
Debt settlement costs (2)	-	(93)	-	(93)
Other (3)	(1)	(1)	-	(4)

Other income (loss), net	$(6)	$(83)	$10	$(56)

(1)	Income from cost method investments for the six months ended June 30, 2009 included $22 million in cash distributions from certain non—hospitality real estate partnerships. We do not expect material distributions from these investments in the future.
(2)	Amount relates to costs associated with the repurchase of senior subordinated notes and early settlement of a subscription agreement. The costs include $88 million of make—whole interest payments and early settlement premiums and a $5 million write–off of deferred financing costs.
(3)	Includes gains (losses) on asset retirements for each period presented.

16.	SUBSEQUENT EVENTS

On July 2, 2010, the Company entered into an agreement with an independent third party to invest $60 million to acquire a preferred equity interest in the entity that owns the Hyatt Regency New Orleans.

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

Executive Overview

We are a global hospitality company engaged in the management, franchising, ownership and development of Hyatt-branded hotels, resorts and residential and vacation ownership properties around the world. As of June 30, 2010, our worldwide property portfolio consisted of 445 properties (126,047 rooms and units), including:

•	170 managed properties (65,543 rooms), all of which we operate under management agreements with third-party property owners;

•	124 franchised properties (18,563 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	96 owned properties (including 4 consolidated hospitality ventures) (25,529 rooms) and 6 leased properties (2,851 rooms), all of which we manage;

•	25 managed properties owned or leased by unconsolidated hospitality ventures (11,347 rooms);

•	15 vacation ownership properties (962 units), all of which we manage; and

•	9 residential properties (1,252 units), all of which we manage and some of which we own.

Our operating results for the second quarter of 2010 reflected improvements in both revenues and Adjusted EBITDA over the second quarter of 2009 as we continue to experience increased demand following a very difficult economic environment in 2009. We continue to focus on the engagement of our associates, who continue to consistently deliver high levels of guest service and customer satisfaction which has translated into strong operating results and improved market share in many markets around the world.

Our consolidated revenues increased by 5% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and included improvements in management and franchising fees, with particularly strong increases coming from our international management and franchising segment. Adjusted EBITDA also improved 13% during the second quarter of 2010 compared to the second quarter of 2009 primarily driven by the improved revenues. See “Non-GAAP Measure Reconciliation,” below, for an explanation of how we use Adjusted EBITDA, why we present it and material limitations on its usefulness.

Each of our three operating segments experienced increased revenue per available room (RevPAR) levels and contributed to the improved performance in our consolidated revenues and Adjusted EBITDA. Performance in our owned and leased segment improved during the second quarter of 2010 driven primarily by increases in occupancy levels at our comparable owned and leased properties in both North American and international locations. Our North American management and franchising business showed improvement over 2009 driven by comparable full service hotel RevPAR increases coming from improved occupancy levels. Although rates at our North America full service properties were still below last year’s levels in the second quarter of 2010, we have begun to see some recent improvement in rates in selected areas driven by group business, which has begun to return to our hotels, combined with transient demand. Our international management and franchising business experienced improved RevPAR in all regions, with the Asia Pacific and Latin American regions showing the most significant growth. The international RevPAR growth was supported by increases in both occupancy and ADR as we’ve begun to see some strengthening of rates in certain international markets.

We believe that we have a strong capital base which positions us well for growth through future business cycles. We believe that this is particularly important given the cyclical nature of the industry in which we operate. During 2009, we enhanced our liquidity, maintained a strong credit rating and completed an initial public offering of our Class A common stock. Given the recent downturn in the economy and the typical lag in the recovery of average room rates we believe that this is an opportune time to commit capital to some significant renovations in certain of our owned hotels and have begun these renovations in 2010. We believe our balance sheet continues to be strong with cash and cash equivalents, including investments in highly-rated money market funds and similar investments, of $1.2 billion and short-term investments of $0.4 billion at June 30, 2010. At June 30, 2010, we had available credit facilities with banks for various corporate purposes. The amount of unused credit facilities as of June 30, 2010 was approximately $1.1 billion.

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

Results of Operations

Three and Six Months Ended June 30, 2010 Compared with Three and Six Months Ended June 30, 2009

Consolidated Results

	Three Months Ended June 30,
(In millions, except percentages)	2010	2009	Better / (Worse)
REVENUES:
Total revenues	889	847	$42	5%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	374	366	(8)	(2)%
Depreciation and amortization	66	65	(1)	(2)%
Other direct costs	2	3	1	33%
Selling, general, and administrative	58	69	11	16%
Other costs from managed properties	330	320	(10)	(3)%

Direct and selling, general, and administrative expenses	830	823	(7)	(1)%

Net gains (losses) and interest income from marketable securities held to fund operating programs	(8)	13	(21)	(162)%
Equity losses from unconsolidated hospitality ventures	(11)	(11)	-	0%
Interest expense	(12)	(11)	(1)	(9)%
Asset impairments	(3)	(5)	2	40%
Other income (loss), net	(6)	(83)	77	93%

INCOME (LOSS) BEFORE INCOME TAXES	19	(73)	92	126%
(PROVISION) BENEFIT FOR INCOME TAXES	-	25	(25)	(100)%

INCOME (LOSS) FROM CONTINUING OPERATIONS	19	(48)	67	140%
DISCONTINUED OPERATIONS	5	(2)	7	350%

NET INCOME (LOSS)	24	(50)	74	148%
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1	-	1	100%

NET INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$25	$(50)	$75	150%

	Six Months Ended June 30,
(In millions, except percentages)	2010	2009	Better / (Worse)
REVENUES:
Total revenues	$1,730	$1,636	$94	6%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	738	708	(30)	(4)%
Depreciation and amortization	136	130	(6)	(5)%
Other direct costs	(3)	8	11	138%
Selling, general, and administrative	127	122	(5)	(4)%
Other costs from managed properties	652	623	(29)	(5)%

Direct and selling, general, and administrative expenses	1,650	1,591	(59)	(4)%

Net gains (losses) and interest income from marketable securities held to fund operating programs	(1)	8	(9)	(113)%
Equity losses from unconsolidated hospitality ventures	(19)	(13)	(6)	(46)%
Interest expense	(24)	(27)	3	11%
Asset impairments	(3)	(5)	2	40%
Other income (loss), net	10	(56)	66	118%

INCOME (LOSS) BEFORE INCOME TAXES	43	(48)	91	190%
(PROVISION) BENEFIT FOR INCOME TAXES	(17)	13	(30)	(231)%

INCOME (LOSS) FROM CONTINUING OPERATIONS	26	(35)	61	174%
DISCONTINUED OPERATIONS	3	(3)	6	200%

NET INCOME (LOSS)	29	(38)	67	176%
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1	2	(1)	(50)%

NET INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$30	$(36)	$66	183%

Revenues. Consolidated revenues for the three months ended June 30, 2010 increased $42 million, or 5%, compared to the three months ended June 30, 2009, including $3 million in net favorable currency effects and a $10 million increase in other revenues from managed properties. Consolidated revenues for the six months ended June 30, 2010 increased $94 million, or 6%, compared to the six months ended June 30, 2009, including $15 million in net favorable currency effects and a $29 million increase in other revenues from managed properties. The increase in other revenues from managed properties was due to higher cost reimbursements to us by managed properties, which have increased in-line with higher revenues. Included in other revenues from managed properties is a decrease of $18 million and $12 million in benefits costs resulting from declining performance of the underlying assets for benefit programs funded through rabbi trusts for the three and six months ended June 30, 2010, respectively. These expenses are offset in other costs from managed properties, thus having no net impact to our earnings. Excluding this amount, other revenues from managed properties increased $28 million, or 9%, in the three months ended June 30, 2010 and $41 million, or 7%, in the six months ended June 30, 2010 compared to the three and six months ended June 30, 2009.

Comparable owned and leased hotel revenue increased $32 million and $67 million for the three and six month periods, which includes net favorable currency effects of $2 million and $12 million, respectively. We also experienced a $9 million and $12 million increase in management and franchise fee revenues for the three and six months ended June 30, 2010, respectively. Included in consolidated management fees for the three and six months ended June 30, 2010 were base management fees of $34 million and $64 million, a 17% and 10% increase from the three and six months ended June 30, 2009, respectively. For the three and six months ended June 30, 2010, incentive management fees were $23 million and $43 million, a 15% and 8% increase from the three and six months ended June 30, 2009, respectively. These increases in hotel revenue and base management fees were primarily driven by an increase in demand which was reflected in higher occupancy levels, particularly from smaller short-term group business and increased transient corporate and leisure travel. Incentive management fees increased due to higher hotel operating profits at comparable hotels, fees generated at hotels opened in 2010 and improved performance at hotels opened in 2009. Corporate and other revenues, which represent the revenues of our vacation ownership business, were flat for the three months ended June 30, 2010, and decreased $5 million, or 14%, for the six months ended June 30, 2010, as a result of a decrease in revenue recognized for sales contracts written in prior periods. The table below provides a breakdown of revenues by segment for the three and six months ended June 30, 2010 and 2009. For further discussion of segment revenues for the periods presented, please refer to “Segment Results,” below.

	Three Months Ended June 30,
(in millions, except percentages)	2010	2009	Variance
Owned and leased hotels	$483	$459	$24	5.2%
North American management and franchising	361	352	9	2.6%
International management and franchising	50	40	10	25.0%
Corporate and other	17	17	-	-%
Eliminations	(22)	(21)	(1)	(4.8)%

Consolidated revenues	$889	$847	$42	5.0%

	Six Months Ended June 30,
(in millions, except percentages)	2010	2009	Variance
Owned and leased hotels	$934	$875	$59	6.7%
North American management and franchising	708	682	26	3.8%
International management and franchising	98	80	18	22.5%
Corporate and other	32	37	(5)	(13.5)%
Eliminations	(42)	(38)	(4)	(10.5)%

Consolidated revenues	$1,730	$1,636	$94	5.7%

Owned and leased hotels expense. Expenses for owned and leased hotels increased by $8 million in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Expenses for owned and leased hotels increased by $30 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Expenses recognized with respect to our employee benefit programs funded through rabbi trusts decreased $7 million and $5 million in the three and six month periods, respectively, driven by declining performance of the underlying invested assets during the second quarter of 2010. These expenses are fully offset by corresponding net gains (losses) and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings. Excluding these amounts, owned and leased hotel expenses increased $15 million and $35 million in the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009, respectively. The increase in both periods was driven primarily by comparable owned and leased hotels, which had additional expense of $19 million and $38 million for the three and six month periods, respectively, primarily attributable to higher compensation-related costs and other variable operating expenses, as variable costs increased due to greater hotel occupancy. Partially offsetting these increases were non-comparable owned and leased hotels which represented $4 million and $3 million of decreased expenses for the three and six months ended June 30, 2010, due primarily to the February 2009 acquisition of our Hyatt Regency Boston property, which was subsequently sold in the first quarter of 2010.

Depreciation and amortization expense. Depreciation and amortization expense increased by $1 million and $6 million in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, respectively. This was primarily due to increases in depreciation on assets at properties undergoing renovations of $2 million for the three months ended June 30, 2010 and $6 million for the six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009, respectively.

Other direct costs. Other direct costs represent costs associated with our vacation ownership operations. These costs decreased by $1 million and $11 million in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, respectively. During the first three months of 2010, we were awarded a favorable settlement of approximately $8 million related to a construction dispute at one of our vacation ownership properties. Additionally, expenses decreased $1 million and $3 million for the three and six month periods as compared to the same periods last year due to a reduction in recognized sales of vacation ownership properties.

Selling, general and administrative expenses. Selling, general and administrative costs decreased by $11 million and increased by $5 million in the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009, respectively. Included in selling, general and administrative expenses is a decrease of $14 million and $5 million in benefits costs resulting from declining performance of the underlying assets for benefit programs funded through rabbi trusts as of the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009, respectively. These expenses are offset in net gains (losses) and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings. Excluding these amounts, selling, general and administrative costs increased $3 million, or 5%, and $10 million, or 8%, in the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively. Expenses for the three month period ending June 30, 2010 increased $3 million due to increased compensation and related costs of $3 million, professional fees of $2 million and travel and entertainment expenses of $1 million, partially offset by a reduction in bad debt expense of $3 million. The six month period increased $10 million due to increased professional fees of $5 million, compensation and related costs of $3 million and travel and entertainment expenses of $2 million.

Net gains (losses) and interest income from marketable securities held to fund operating programs. Marketable securities held to fund our benefit programs funded through rabbi trusts resulted in a net loss of $9 million and $4 million in the three and six months ended June 30, 2010, compared to a net gain of $12 million and $6 million in the three and six months ended June 30, 2009 due to decreased performance of the underlying securities. The gains and losses on securities held in the rabbi trusts are offset by expenses in our owned and leased hotels expense and in selling, general and administrative expenses for our managed and franchised hotels, having no net impact on our earnings. Of the $21 million change in the underlying securities in the three month period, $14 million was offset in selling, general and administrative expenses and $7 million was offset in owned and leased hotel expenses. Of the $10 million change in the underlying securities in the six month period, $5 million was offset in selling, general and administrative expenses and $5 million was offset in owned and leased hotel expenses. Marketable securities held to fund our Gold Passport program generated a net gain of $1 million and $3 million in the three and six months ended June 30, 2010, compared to a $1 million and $2 million net gain for the three and six months ended June 30, 2009, respectively. The gains and losses on securities held to fund our Gold Passport program are offset by corresponding changes to our owned and leased hotel revenues, thus having no net impact on our earnings.

Equity losses from unconsolidated hospitality ventures. Equity losses from unconsolidated hospitality ventures were $11 million in the three months ended June 30, 2010 and 2009. Equity losses from unconsolidated hospitality ventures were $19 million in the six months ended June 30, 2010, compared to $13 million for the six months ended June 30, 2009. During the second quarter of 2010, we recorded an impairment charge of $9 million related to an interest in a vacation ownership property. During the second quarter of 2009, we recorded impairment charges of $10 million, of which $7 million related to an interest in a hospitality venture and $3 million related to an interest in a vacation ownership venture. Additionally, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, there was a $7 million decline attributable to lower net income generated by the underlying hotels, of which $3 million related to losses in 2010 on hotels newly opened in 2009.

Interest expense. Interest expense increased $1 million in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and decreased $3 million in the six months ended June 30, 2010 compared to the same period in 2009. There was a $4 million and a $13 million reduction in interest expense relating to the repayment of $600 million of senior subordinated notes in May 2009 for the three and six month periods, respectively. Additionally, in 2009 we repaid two hotel loans resulting in a $3 million and $6 million reduction in interest expense for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, respectively. These reductions were partially offset by a $7 million and $15 million increase in interest expense for the three and six months ended June 30, 2010, respectively related to the issuance of the senior notes in August 2009.

Asset impairments. Asset impairments for the three and six months ended June 30, 2010 and 2009 were $3 million and $5 million, respectively. In conjunction with our regular assessment of impairment indicators we recognized a 2010 charge for the impairment of property and equipment in our owned and leased hotel segment. The 2009 charge related to a definite lived intangible in our North American management and franchising segment.

Other income (loss), net. Other income (loss), net improved $77 million in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The three months ended June 30, 2009 included debt settlement costs of $93 million. This improvement in the current period was partially offset by increased losses on our marketable securities of $14 million. The table below provides a breakdown of other income (loss), net for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
(in millions except percentages)	2010	2009	Better / (Worse)
Interest income on interest-bearing cash and cash equivalents	$5	$5	$-	-
Gains (losses) on other marketable securities	(9)	5	(14)	(280.0)%
Income from cost method investments	-	1	(1)	(100.0)%
Foreign currency losses	(1)	-	(1)	(100.0)%
Debt settlement costs (1)	-	(93)	93	100.0%
Other (2)	(1)	(1)	-	-

Other income (loss), net	$(6)	$(83)	$77	92.8%

(1)	Amount relates to costs associated with the repurchase of senior subordinated notes and early settlement of a subscription agreement. The costs include $88 million of make—whole interest payments and early settlement premiums and a $5 million write-off of deferred financing costs.

(2)	Includes gains (losses) on asset retirements for each period presented.

Other income (loss), net improved by $66 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, largely due to debt settlement costs of $93 million incurred last year. Cash distributions from cost method investments decreased $22 million as last year included a $21 million distribution from a non-hospitality related real estate venture. Foreign currency losses decreased $9 million as last year included gains from unhedged currency exposures, which were hedged in the current year. The table below provides a breakdown of other income (loss), net for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
(in millions except percentages)	2010	2009	Better / (Worse)
Interest income on interest-bearing cash and cash equivalents	$10	$10	$-	-
Gains on other marketable securities	2	2	-	-
Income from cost method investments (1)	-	22	(22)	(100.0)%
Foreign currency gains (losses)	(2)	7	(9)	(128.6)%
Debt settlement costs (2)	-	(93)	93	100.0%
Other (3)	-	(4)	4	100.0%

Other income (loss), net	$10	$(56)	$66	117.9%

(1)	Income from cost method investments for the six months ended June 30, 2009 included $22 million in cash distributions from certain non—hospitality real estate partnerships. We do not expect material distributions from these investments in the future.
(2)	Amount relates to costs associated with the repurchase of senior subordinated notes and early settlement of a subscription agreement. The costs include $88 million of make—whole interest payments and early settlement premiums and a $5 million write–off of deferred financing costs.

(3)	Includes gains (losses) on asset retirements for each period presented.

Provision for income taxes. The effective tax rate from continuing operations for the three months ended June 30, 2010 and 2009 was 0.4% and 34.4%, respectively, and was 39.1% and 26.4%, respectively, for the six months ended June 30, 2010 and 2009.

For the three months ended June 30, 2010, the effective tax rate differed from the U.S statutory federal income tax rate of 35% primarily due to an increase in deferred tax assets of $7 million for the release of a valuation allowance against certain foreign net operating losses. For the six months ended June 30, 2010, the effective tax rate differed from the U.S statutory federal income tax rate of 35% primarily due to an increase in unrecognized tax benefits of $4 million (including $3 million of interest and penalties), an adjustment to deferred taxes of $2 million due to an international tax rate change and other adjustments to deferred taxes of $2 million. These items were offset by an increase in deferred tax assets of $7 million for the release of a valuation allowance against certain foreign net operating losses.

For the three months ended June 30, 2009, the effective tax rate differed from the U.S statutory federal income tax rate of 35% primarily due to an increase in unrecognized tax benefits of $6 million (mainly interest and penalties). For the six months ended June 30, 2009, the effective tax rate differed from the U.S statutory federal income tax rate of 35% primarily due to an increase in unrecognized tax benefits of $6 million (mainly interest and penalties) and adjustments to deferred taxes of $3 million.

Our effective income tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items.

Discontinued operations. During the first quarter of 2010, we committed to a plan to sell a hotel and a residential property and classified the related assets as held for sale. Subsequent to these sales, we would have no continuing involvement with the operations, as such we classified the results from operations as discontinued operations. The residential property was sold without continuing operations in the second quarter of 2010 and the hotel was held for sale as of June 30, 2010. We have recognized $1 million and $2 million of a net loss from operations for the three months ended June 30, 2010 and 2009, respectively. We have recognized $3 million of a net loss from operations for both the six months ended June 30, 2010 and 2009, which was primarily driven by impairment charges in both periods related to the hotel, as we determined that the carrying amount of the assets exceeded fair value. Offsetting the operating losses, we also recognized $6 million of a gain on sale, net of taxes for the residential property during the second quarter of 2010.

Segment Results

We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA, as described in Note 13 to our Condensed Consolidated Financial Statements. The segment results presented below are presented before intersegment eliminations.

Owned and Leased Hotels. Revenues increased $24 million in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, which included $2 million of net favorable currency effects. Revenues increased $59 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, which included $12 million of net favorable currency effects. Comparable owned and leased hotel revenues increased $32 million and $67 million in the three months and six months ended June 30, 2010 versus the comparable periods in 2009. The comparable revenue increases were driven by RevPAR gains of 10% in both periods. The improvements in RevPAR were driven by increased occupancy for both group and transient business. The increase in group business helped drive higher food and beverage revenues as compared to last year, however, rates were down compared to the prior year. For the three months ended June 30, 2010 compared to the three months ended June 30, 2009, the increase in comparable revenues was largely driven by overall increased business performance, in addition to improved performance at two hotels that were affected by significant renovations completed in 2009. For the six months ended June 30, 2010 compared to the six months ended June 30, 2009, the comparable revenue increase was also largely driven by the overall increased business performance, as well as significant strength at our international owned hotels. The six months ended June 30, 2010 were also favorably impacted by the Olympics held in Vancouver during the first quarter of 2010. These increases were partially offset by a decline of $8 million in revenues from non-comparable hotels for the three months and six months ended June 30, 2010 versus the comparable periods in 2009, due primarily to the sale of our Boston hotel in the first quarter of 2010.

	Three Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2010	2009	Variance	2010	2009	Change in Occ % pts	2010	2009	Variance
Full Service	$128	$116	9.8%	73.1%	66.5%	6.6%	$175	$175	(0.2)%
Select Service	71	65	8.6%	78.7%	69.4%	9.3%	90	94	(4.3)%
Total Owned and Leased Hotels	$113	$103	9.6%	74.5%	67.2%	7.3%	$152	$154	(1.2)%

						Three Months Ended June 30,
(in millions except percentages)						2010	2009	Variance
Segment Revenues						$483	$459	$24	5.2%

Segment Adjusted EBITDA						$103	$92	$11	12.0%

	Six Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2010	2009	Variance	2010	2009	Change in Occ % pts	2010	2009	Variance
Full Service	$123	$112	10.4%	69.0%	62.3%	6.7%	$178	$179	(0.3)%
Select Service	66	63	5.9%	73.9%	64.2%	9.7%	90	98	(8.0)%
Total Owned and Leased Hotels	$109	$99	9.7%	70.2%	62.8%	7.4%	$155	$158	(1.9)%

						Six Months Ended June 30,
(in millions except percentages)						2010	2009	Variance
Segment Revenues						$934	$875	$59	6.7%

Segment Adjusted EBITDA						$185	$157	$28	17.8%

Adjusted EBITDA increased by $11 million in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, which included $1 million in favorable currency effects. Adjusted EBITDA increased by $28 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, which included $2 million in favorable currency effects. Comparable owned and leased hotel performance improved $15 million and $30 million for the three and six months ended June 30, 2010 when compared to the three and six months ended June 30, 2009, primarily due to the aforementioned revenue growth partially offset by increased operating costs as higher occupancy drove increases in related variable costs. Additionally, our pro rata share of unconsolidated hospitality ventures Adjusted EBITDA was flat for the three months ended June 30, 2010 and increased $4 million during the six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009, primarily due to improved operating performance at our unconsolidated hospitality ventures.

North American management and franchising. North American management and franchising revenues increased by $9 million and $26 million in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, respectively. Other revenues from managed properties increased $5 million and $22 million for the three and six months ended June 30, 2010, versus the comparable periods in 2009 due to increased cost reimbursements from our managed properties, which grew as higher occupancy increased hotel variable costs. Management and franchise fees increased $4 million in both the three and six months ended June 30, 2010, when compared to the same periods in 2009. Increases in base management fee revenues and franchise fee revenues were partially offset by decreased incentive fees in both the three and six month periods. Our full service hotel occupancy grew by 550 basis points driven by increases in transient occupancy and even larger increases in group occupancy. RevPAR at our select service hotels in the three and six months ended June 30, 2010 increased by 8% and 5% compared to the three and six months ended June 30, 2009 driven by significant occupancy improvement as we continue to grow market share.

	Three Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2010	2009	Variance	2010	2009	Change in Occ % pts	2010	2009	Variance
North American Full Service	$116	$109	6.8%	73.5%	68.0%	5.5%	$158	$160	(1.1)%
North American Select Service	70	65	7.8%	75.4%	66.8%	8.6%	93	97	(4.6)%

						Three Months Ended June 30,
(in millions except percentages)						2010	2009	Variance
Segment Revenues
Management, Franchise and Other Fees						$52	$48	$4	8.3%
Other Revenues from Managed Properties						309	304	5	1.6%

Total Segment Revenues						$361	$352	$9	2.6%

Segment Adjusted EBITDA						$41	$35	$6	17.1%

	Six Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2010	2009	Variance	2010	2009	Change in Occ % pts	2010	2009	Variance
North American Full Service	$109	$106	2.5%	68.9%	64.3%	4.6%	$158	$165	(4.4)%
North American Select Service	66	63	5.3%	71.0%	62.4%	8.6%	93	101	(7.5)%

						Six Months Ended June 30,
(in millions except percentages)						2010	2009	Variance
Segment Revenues
Management, Franchise and Other Fees						$97	$93	$4	4.3%
Other Revenues from Managed Properties						611	589	22	3.7%

Total Segment Revenues						$708	$682	$26	3.8%

Segment Adjusted EBITDA						$72	$65	$7	10.8%

Adjusted EBITDA increased by $6 million and $7 million in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, respectively. These increases were due primarily to increased management and franchise fees of $4 million and decreased bad debt and professional fee expenses of $2 million in both comparable periods.

International management and franchising. International management and franchising revenues increased by $10 million and $18 million in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, and included $1 million and $3 million in net favorable currency impact. For the three months ended June 30, 2010, the $6 million increase in fees was driven by a 21% increase (or 18% increase, excluding the favorable currency impact) in RevPAR for our comparable systemwide international full service hotels, resulting from occupancy and rate growth, with particularly strong RevPAR results from our hotels in Asia. For the six months ended June 30, 2010, the $12 million increase in fees was driven by a 20% increase (or 14% increase, excluding the favorable currency impact) in RevPAR for our comparable systemwide international full service hotels, resulting from occupancy and rate growth, with particularly strong RevPAR results from our hotels in Asia.

	Three Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2010	2009	Variance	2010	2009	Change in Occ % pts	2010	2009	Variance
International Full Service	$139	$115	21.4%	65.1%	56.7%	8.4%	$214	$202	5.7%

						Three Months Ended June 30,
(in millions except percentages)						2010	2009	Variance
Segment Revenues
Management, Franchise and Other Fees						$34	$28	$6	21.4%
Other Revenues from Managed Properties						16	12	4	33.3%

Total Segment Revenues						$50	$40	$10	25.0%

Segment Adjusted EBITDA						$18	$12	$6	50.0%

	Six Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2010	2009	Variance	2010	2009	Change in Occ % pts	2010	2009	Variance
International Full Service	$137	$114	20.1%	64.1%	55.9%	8.2%	$213	$204	4.7%

						Six Months Ended June 30,
(in millions except percentages)						2010	2009	Variance
Segment Revenues
Management, Franchise and Other Fees						$66	$54	$12	22.2%
Other Revenues from Managed Properties						32	26	6	23.1%

Total Segment Revenues						$98	$80	$18	22.5%

Segment Adjusted EBITDA						$32	$24	$8	33.3%

Adjusted EBITDA increased by $6 million and $8 million, which included $0 and $1 million in favorable currency effects in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, primarily due to increased management and franchise fees of $6 million and $12 million, respectively. For the six months ended June 30, 2010, the increased fees were partially offset by an increase in bad debt expense of $2 million recognized in the first quarter of 2010.

Corporate and other. Corporate and other includes unallocated corporate expenses and the results of our vacation ownership business. Revenues were flat and declined by $5 million in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 due to a decrease in revenue recognized during the first quarter for sales contracts written in prior periods.

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions except percentages)	2010	2009	Variance		2010	2009	Variance
Corporate and other Revenues	$17	$17	$-	0.0%	$32	$37	$(5)	(13.5)%

Corporate and other Adjusted EBITDA	$(27)	$(19)	$(8)	(42.1)%	$(42)	$(35)	$(7)	(20.0)%

Adjusted EBITDA declined $8 million and $7 million in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, respectively. The decline for the three month period was driven by unallocated corporate expenses, primarily increased professional fees of $3 million and increased compensation and related benefits expense of $2 million for the three months ended June 30, 2010. For the six months ended June 30, 2010 vacation ownership improved $5 million due to a decline in expenses of $10 million driven primarily by a favorable settlement of approximately $8 million related to a construction dispute at one of our vacation ownership properties. More than offsetting this improvement was a decline in Adjusted EBITDA of $13 million primarily due to increased professional fees of $6 million and increased compensation and related benefits expense of $3 million for the six months ended June 30, 2010.

Eliminations. Eliminations of $22 million and $21 million for the three months ended June 30, 2010 and 2009, respectively and eliminations of $42 million and $38 million for the six months ended June 30, 2010 and 2009, respectively, primarily represent fees charged by our management and franchising segments to our owned and leased hotels for managing their operations.

Non-GAAP Measure Reconciliation

We use the term Adjusted EBITDA throughout this quarterly report. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define consolidated Adjusted EBITDA as net income (loss) attributable to Hyatt Hotels Corporation plus our pro-rata share of unconsolidated hospitality ventures Adjusted EBITDA based on our ownership percentage of each venture, adjusted to exclude the following items:

•	equity losses from unconsolidated hospitality ventures;

•	gains on sales of real estate;

•	asset impairments;

•	other income (loss), net;

•	a 2008 charge resulting from the termination of our supplemental executive defined benefit plans;

•	discontinued operations, net of tax;

•	net loss attributable to noncontrolling interests;

•	depreciation and amortization;

•	interest expense; and

•	(provision) benefit for income taxes.

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

Adjusted EBITDA is not a substitute for net income (loss) attributable to Hyatt Hotels Corporation, income (loss) from continuing operations, cash flows from operating activities or any other measure prescribed by GAAP. There are limitations to using non-GAAP measures such as Adjusted EBITDA. Although we believe that Adjusted EBITDA can make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, Adjusted EBITDA should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. Our management compensates for these limitations by reference to our GAAP results and using Adjusted EBITDA supplementally. See our condensed consolidated statements of income (loss) and condensed consolidated statements of cash flows in our condensed consolidated financial statements included elsewhere in this quarterly report.

The following tables sets forth Adjusted EBITDA by segment for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
(in millions, except percentages)	2010	2009	Variance
Owned and leased hotels	$103	$92	$11	12.0%
North American management and franchising	41	35	6	17.1%
International management and franchising	18	12	6	50.0%
Corporate and other	(27)	(19)	(8)	(42.1)%

Consolidated Adjusted EBITDA	$135	$120	$15	12.5%

	Six Months Ended June 30,
(in millions, except percentages)	2010	2009	Variance
Owned and leased hotels	$185	$157	$28	17.8%
North American management and franchising	72	65	7	10.8%
International management and franchising	32	24	8	33.3%
Corporate and other	(42)	(35)	(7)	(20.0)%

Consolidated Adjusted EBITDA	$247	$211	$36	17.1%

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income (loss) attributable to Hyatt Hotels Corporation for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Adjusted EBITDA	$135	$120	$247	$211
Equity losses from unconsolidated hospitality ventures	(11)	(11)	(19)	(13)
Asset impairments	(3)	(5)	(3)	(5)
Other income (loss), net	(6)	(83)	10	(56)
Discontinued operations, net of tax	5	(2)	3	(3)
Net loss attributable to noncontrolling interests	1	-	1	2
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(18)	(18)	(32)	(28)

EBITDA	103	1	207	108
Depreciation and amortization	(66)	(65)	(136)	(130)
Interest expense	(12)	(11)	(24)	(27)
(Provision) benefit for income taxes	-	25	(17)	13

Net income (loss) attributable to Hyatt Hotels Corporation	$25	$(50)	$30	$(36)

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

Sources and Uses of Cash

At June 30, 2010, we had cash and cash equivalents of $1.2 billion, compared to cash and cash equivalents of $1.3 billion at December 31, 2009. Additionally, we had short-term investments in certificates of deposit and other marketable securities of $444 million and $104 million as of June 30, 2010 and December 31, 2009, respectively.

During the first quarter of 2010 we established an investment account for purposes of investing our cash resources. Beginning in the second quarter of 2010, we began transferring cash and cash equivalent balances to the account for investment in highly liquid and transparent commercial paper, corporate notes and bonds, U.S. treasuries and U.S. agencies, and money market funds.

We classify these investments as short-term investments based on their nature and their availability for use in current operations. We believe the overall credit quality of our portfolio is strong, with our fixed income portfolio invested in securities with a weighted-average credit rating of AA -.

	Six Months Ended June 30,
(in millions)	2010	2009
Cash provided by (used in):
Operating activities	$184	$61
Investing activities	(348)	(214)
Financing activities	(5)	699
Cash provided by discontinued operations	-	-
Effects of changes in exchange rate on cash and cash equivalents	21	(6)

Net change in cash and cash equivalents	$(148)	$540

Cash Flows from Operating Activities

Cash flows provided by operating activities totaled $184 million in the six months ended June 30, 2010, compared to $61 million in the same period last year. Cash flow increased significantly in 2010 as compared to 2009 due to the early settlement of a Subscription Agreement in 2009 (of which $77 million was a use of cash), increased cash generated by operating performance across all segments and a cash settlement received in 2010 for a Timeshare construction project. These increases to cash were partially offset by the Company’s funding of its deferred compensation plans from its deferred incentive compensation plans in the second quarter of 2010.

Cash Flows from Investing Activities

Cash flows used in investing activities totaled $348 million in the six months ended June 30, 2010, compared to $214 million in the same period last year. In the six months ended June 30, 2010, we invested $248 million in marketable securities, $90 million in short-term investments, $9 million in equity securities and $8 million in unconsolidated hospitality ventures, compared to $39 million to unconsolidated hospitality ventures in the same period last year. Also, our investing activities in the first six months of 2010 included a reduction of $22 million in returns of investments. During the six months ended June 30, 2009 we invested $109 million, net of cash received, for the acquisition of our Hyatt Regency Boston property. This property was subsequently sold during the first quarter of 2010, resulting in $113 million of proceeds from sale of real estate in the six months ended June 30, 2010.

Cash Flows from Financing Activities

Cash flows used in financing activities totaled $5 million in the six months ended June 30, 2010, compared to cash provided by financing activities of $699 million during the six months ended June 30, 2009. During the six months ended June 30, 2010 we had no drawings on our revolving credit facility, while during the same period ended June 30, 2009, we had an average daily borrowing of $82 million on our revolving credit facility.

The following is a summary of our debt to capital ratios:

(in millions, except percentages)	June 30, 2010	December 31, 2009
Consolidated debt (1)	$853	$852
Stockholders’ equity	5,039	5,016

Total capital	5,892	5,868

Total debt to total capital	14.5%	14.5%

Consolidated debt (1)	853	852
Less: Cash and cash equivalents and short-term investments	1,623	1,431

Net consolidated debt (cash)	(770)	(579)

Net debt to total capital	-13.1%	-9.9%

(1)	Excludes approximately $526 million of our share of unconsolidated hospitality venture indebtedness as of June 30, 2010, substantially all of which is non-recourse to us.

Capital Expenditures

We routinely make capital expenditures to enhance our business. We divide our capital expenditures into maintenance, enhancements to existing properties and investment in new facilities.

During the six months ended June 30, 2010, we had total capital expenditures of $90 million, which included $33 million related to a new property in New York. During the comparable period in 2009, our total capital expenditures were $104 million, which included $31 million related to the aforementioned new property. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations.

Revolving Credit Facility

Under the terms of our five-year $1.5 billion unsecured revolving credit facility, $370 million of credit availability matured on June 29, 2010, with the remaining availability of $1,130 million maturing on June 29, 2012. The revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper back-up and permitted investments and acquisitions. We have the option to increase our facility by an aggregate amount not to exceed $370 million, subject to certain conditions, including, without limitation, our ability to secure commitments from one or more new lenders to provide such increase.

The average daily borrowings under the revolving credit facility were $0 and $82 million for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010 and December 31, 2009, we had no borrowings outstanding under our revolving credit facility. We did, however, have $80 million and $79 million in outstanding undrawn letters of credit that are issued under our revolving credit facility (and reduce the availability thereunder by the corresponding amount) as of June 30, 2010 and December 31, 2009, respectively.

Letters of Credit

We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $90 million in letters of credit outstanding at June 30, 2010 and $91 million in letters of credit outstanding at December 31, 2009. We had letters of credit issued directly with financial institutions of $10 million and $12 million at June 30, 2010 and at December 31, 2009, respectively.

Covenants

We are in compliance with all applicable loan and credit facility covenants as of June 30, 2010.

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

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At June 30, 2010, we were a party to hedging transactions including the use of derivative financial instruments, as discussed below.

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

As of June 30, 2010, we had entered into four $25 million interest swap contracts, each of which expires on August 15, 2015 and effectively converts a total of $100 million of the $250 million senior unsecured notes issued on August 10, 2009 with a maturity date of August 15, 2015 (“2015 Notes”) to floating rate debt based on three-month LIBOR plus a fixed rate component. The fixed rate component of each swap varies by contract, with a range from 2.68% to 2.9675%. The fixed to floating interest rate swaps were designated as a fair value hedge as their objective is to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as hedges at inception and at June 30, 2010 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes. At June 30, 2010, the fixed to floating interest rate swaps were recorded within other assets for $4 million, offset by a fair value adjustment to long-term debt of $4 million. See Note 6 to the accompanying condensed consolidated financial statements for a description of changes related to our interest rate risk since December 31, 2009.

A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $1 million and $1 million, respectively.

Foreign Currency Exposures and Exchange Rate Instruments

We conduct business in various foreign currencies and use foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. These foreign currency exposures typically arise from intercompany loans and other intercompany transactions. The net U.S. dollar equivalent of the notional amount of the forward contracts as of June 30, 2010 was $276 million, all of which expire within the next twelve months. We intend to offset the gains and losses related to our intercompany loans and transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect to net income (loss) attributable to Hyatt Hotels Corporation. We expect to continue this practice relating to our intercompany loans and transactions, and may also begin to manage the risks associated with other transactional and translational foreign currency volatility within our business.

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

At June 30, 2010, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

10.1	Hyatt Hotels Corporation Amended and Restated Summary of Non-Employee Director Compensation (June 2010) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on June 11, 2010)

10.2	Hyatt Hotels Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-34521) filed with the Securities and Exchange Commission on April 21, 2010)

10.3	Employment Letter, dated as of May 3, 2007, between Hyatt Corporation and Stephen Haggerty

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyatt Hotels Corporation

Date: August 5, 2010	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal accounting and financial officer of the registrant.

Date: August 5, 2010	By:	/s/ Harmit J. Singh
Harmit J. Singh
Chief Financial Officer
(Principal Accounting and Financial Officer)