Form 10-Q
period 2010-09-30
Hyatt Hotels Corp
filed 2010-11-03
CIK 1468174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 29, 2010, there were 44,478,728 shares of the registrant’s Class A common stock, $0.01 par value, outstanding and 129,466,000 shares of the registrant’s Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In millions of dollars, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
REVENUES:
Owned and leased hotels	$455	$438	$1,389	$1,313
Management and franchise fees	61	49	182	158
Other revenues	11	10	34	39
Other revenues from managed properties	352	309	1,004	932

Total revenues	879	806	2,609	2,442
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	376	367	1,114	1,075
Depreciation and amortization	68	68	204	198
Other direct costs	3	1	-	9
Selling, general, and administrative	68	66	195	188
Other costs from managed properties	352	309	1,004	932

Direct and selling, general, and administrative expenses	867	811	2,517	2,402
Net gains and interest income from marketable securities held to fund operating programs	13	14	12	22
Equity earnings (losses) from unconsolidated hospitality ventures	(4)	2	(23)	(11)
Interest expense	(16)	(15)	(40)	(42)
Asset impairments	(11)	-	(14)	(5)
Other income (loss), net	52	12	62	(44)

INCOME (LOSS) BEFORE INCOME TAXES	46	8	89	(40)
(PROVISION) BENEFIT FOR INCOME TAXES	(17)	(2)	(34)	11

INCOME (LOSS) FROM CONTINUING OPERATIONS	29	6	55	(29)
DISCONTINUED OPERATIONS:

Loss from discontinued operations, net of income tax benefit of $- and $1 for the three months ended and $2 and $2 for the nine months ended September 30, 2010 and 2009, respectively	-	-	(3)	(3)

Gain on sale of discontinued operations, net of income tax expense of $1 and $- for the three months ended and $4 and $- for the nine months ended September 30, 2010 and 2009, respectively	1	-	7	-

NET INCOME (LOSS)	30	6	59	(32)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	(1)	1	1

NET INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$30	$5	$60	$(31)

EARNINGS PER SHARE - Basic
Income (loss) from continuing operations	$0.17	$0.04	$0.32	$(0.20)
Net income (loss) attributable to Hyatt Hotels Corporation	$0.17	$0.03	$0.34	$(0.21)

EARNINGS PER SHARE - Diluted
Income (loss) from continuing operations	$0.17	$0.04	$0.32	$(0.20)
Net income (loss) attributable to Hyatt Hotels Corporation	$0.17	$0.03	$0.34	$(0.21)

See accompanying notes to condensed consolidated financial statements

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions of dollars, except share and per share amounts)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,006	$1,327
Restricted cash	52	11
Short-term investments	604	104
Receivables, net of allowances of $15 and $12 at September 30, 2010 and December 31, 2009, respectively	231	226
Inventories	128	133
Prepaids and other assets	56	80
Prepaid income taxes	82	85
Deferred tax assets	23	23
Assets held for sale	18	-
Assets of discontinued operations	-	20

Total current assets	2,200	2,009
Investments	260	223
Property and equipment, net	3,407	3,585
Notes receivable, net of allowances	372	385
Goodwill	113	113
Intangibles, net	282	284
Deferred tax assets	80	74
Other assets	518	482

TOTAL ASSETS	$7,232	$7,155

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$92	$12
Accounts payable	225	196
Accrued expenses	197	183
Accrued income taxes	10	5
Accrued compensation and benefits	97	99

Total current liabilities	621	495
Long-term debt	716	840
Other long-term liabilities	768	780

Total liabilities	2,105	2,115
Commitments and Contingencies (see Note 10)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of September 30, 2010 and December 31, 2009	-	-
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 44,462,592 outstanding and 44,498,865 issued at September 30, 2010, Class B common stock, $0.01 par value per share, 461,460,412 shares authorized, 129,466,000 shares issued and outstanding at September 30, 2010 and Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 43,869,597 outstanding and 43,936,675 issued at December 31, 2009, Class B common stock, $0.01 par value per share, 462,000,000 shares authorized, 130,005,588 shares issued and outstanding at December 31, 2009	2	2
Additional paid-in capital	3,745	3,731
Retained earnings	1,398	1,338
Treasury stock at cost, 36,273 shares at September 30, 2010 and 67,078 shares at December 31, 2009	(1)	(2)
Accumulated other comprehensive loss	(39)	(53)

Total stockholders’ equity	5,105	5,016

Noncontrolling interests in consolidated subsidiaries	22	24

Total equity	5,127	5,040

TOTAL LIABILITIES AND EQUITY	$7,232	$7,155

See accompanying notes to condensed consolidated financial statements

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions of dollars)

(Unaudited)

	Nine Months Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$59	$(32)
Gain on sale of discontinued operations	(7)	-
Loss from discontinued operations	3	3

Income (loss) from continuing operations	55	(29)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	204	198
Deferred income taxes	5	71
Asset impairments	14	5
Equity losses from unconsolidated hospitality ventures, net of distributions received	35	22
Income from cost method investments	-	(22)
Gain on sale of real estate	(6)	-
Foreign currency (gains) losses	3	(6)
Gain on extinguishment of debt	(35)	-
Net unrealized gains from other marketable securities	(12)	(11)
Other	24	39
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, net	1	46
Prepaid income taxes	-	(37)
Accounts payable	(2)	(38)
Other, net	14	(17)

Net cash provided by operating activities of continuing operations	300	221

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(1,673)	-
Proceeds from marketable securities and short-term investments	1,184	-
Contributions to investments	(82)	(41)
Proceeds from sale of real estate	128	-
Acquisitions, net of cash acquired	-	(109)
Capital expenditures	(150)	(154)
Other investing activities	(23)	25

Net cash used in investing activities of continuing operations	(616)	(279)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	-	498
Proceeds from revolver	-	675
Payments on revolver	-	(705)
Repurchase of senior subordinated notes	-	(600)
Debt payments	(8)	(277)
Issuance of common stock, net of related costs of $4	-	1,355
Other financing activities	-	(13)

Net cash (used in) provided by financing activities of continuing operations	(8)	933

CASH PROVIDED BY DISCONTINUED OPERATIONS:
Proceeds from sale of discontinued operations	27	-
Sale proceeds held in escrow as restricted cash	(22)	-

Net cash provided by investing activities of discontinued operations	5	-

Net cash provided by discontinued operations	5	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2)	(6)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(321)	869

CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	1,327	428

CASH AND CASH EQUIVALENTS—END OF PERIOD	$1,006	$1,297

LESS CASH AND CASH EQUIVALENTS DISCONTINUED OPERATIONS	-	-

CASH AND CASH EQUIVALENTS CONTINUING OPERATIONS—END OF PERIOD	$1,006	$1,297

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$50	$46

Cash paid during the period for income taxes	$44	$37

Transfer of timeshare inventory to fixed assets	$-	$47

See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in millions of dollars, unless otherwise indicated)

1.	ORGANIZATION

Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (“Hyatt Hotels Corporation”), provide hospitality services on a worldwide basis through the management, franchising and ownership of hospitality related businesses. As of September 30, 2010, we operate or franchise 231 full-service hotels consisting of 99,614 rooms, in 45 countries throughout the world. We hold ownership interests in certain of these hotels. As of September 30, 2010, we operate or franchise 192 select-service hotels with 24,529 rooms in the United States and Canada. We hold ownership interests in certain of these hotels. We operate timeshare, fractional and other forms of residential or vacation properties, most of which we also develop.

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

In January 2010, the FASB released Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurement. The update requires the Company to (a) disclose transfers in and out of Levels One and Two, in addition to transfers in and out of Level Three and (b) separately disclose purchases, sales, issuances, and settlements of our Level Three securities. Additionally, ASU 2010-06 clarifies the information we currently disclose regarding our valuation techniques, inputs used in those valuation models, and at what level of detail fair value disclosures should be provided. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation of the Level Three activity, which is effective for interim and annual periods beginning after December 15, 2010. We have adopted ASU 2010-06 as of January 1, 2010 (with the exception of disaggregation of Level Three activity) with no material impact on our condensed consolidated financial statements. See Note 4 for discussion of fair value.

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

3.	EQUITY AND COST METHOD INVESTMENTS

In July 2010, we entered into an agreement with an independent third party to acquire an interest in a hospitality venture that owns the Hyatt Regency New Orleans. We contributed cash of $60 million for a preferred equity interest in this venture, which plans to complete the renovation and reopening of the hotel in late 2011. The hotel was closed in September 2005 due to damage from Hurricane Katrina.

During the three months ended September 30, 2010 and 2009, respectively, we recorded impairment charges of $6 million and $0 in equity earnings (losses) from unconsolidated hospitality ventures. For the nine months ended September 30, 2010 and 2009, respectively, we recorded impairment charges of $15 million and $10 million in equity earnings (losses) from unconsolidated hospitality ventures. The charges incurred in 2010 related to interests in a hospitality venture property and a vacation ownership property. The charges incurred in 2009 related to interests in a vacation ownership property and a hospitality venture property.

4.	FAIR VALUE MEASUREMENT

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

As of September 30, 2010 and December 31, 2009, we had the following financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	$225	$225	$-	$-
Equity securities	43	35	8	-
U.S. government obligations	97	-	97	-
U.S. government agencies	72	-	72	-
Corporate debt securities	452	-	452	-
Mortgage-backed securities	18	-	16	2
Asset-backed securities	14	-	14	-
Other	1	-	1	-
Interest bearing money market funds recorded in cash and cash equivalents	551	551	-	-
Derivative instruments
Interest rate swaps	7	-	7	-
Foreign currency forward contracts	(8)	-	(8)	-

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	$194	$194	$-	$-
Equity securities	23	23	-	-
U.S. government obligations	83	-	83	-
U.S. government agencies	56	-	56	-
Corporate debt securities	87	-	87	-
Mortgage-backed securities	23	-	21	2
Asset-backed securities	18	-	18	-
Other	3	-	3	-
Interest bearing money market funds recorded in cash and cash equivalents	1,140	1,140	-	-
Derivative instruments
Interest rate swaps	(1)	-	(1)	-
Foreign currency forward contracts	6	-	6	-

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

Included in our portfolio of marketable securities are investments in debt and equity securities classified as available for sale. At September 30, 2010 these were as follows:

	September 30, 2010
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate debt securities	$358	$1	$-	$359
U.S. government agencies	39	-	-	39
Equity securities	9	-	(1)	8

Total	$406	$1	$(1)	$406

Gross realized gains and losses on available for sale securities were insignificant for the three and nine months ended September 30, 2010 and 2009. At December 31, 2009, we had no investments in debt or equity securities that were classified as available for sale.

The table below summarizes available for sale fixed maturity securities by contractual maturity at September 30, 2010. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life. Although a portion of our available for sale fixed maturity securities mature after one year, we have chosen to classify the entire portfolio as current. The portfolio’s primary objective is to maximize return, but it also is intended to provide liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. Therefore, since these securities represent funds available for current operations, the entire investment portfolio is classified as current assets.

	September 30, 2010
Contractual Maturity	Cost or Amortized Cost	Fair Value
Due in one year or less	$198	$198
Due after one year through two years	199	200

Total	$397	$398

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

Our derivative instruments are foreign currency exchange rate instruments and interest rate swaps. The instruments are valued using an income approach with factors such as interest rates and yield curves, which represent market observable inputs and are classified as Level Two. Credit valuation adjustments may be made to ensure that derivatives are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality and our nonperformance risk. As of September 30, 2010, the credit valuation adjustments were insignificant. See Note 7 for further details on our derivative instruments.

Due to limited observability of market data and limited activity during the nine months ended September 30, 2010 and 2009, we classified the fair value of certain of our mortgage-backed securities as Level Three. However, these securities are held within an investment-grade portfolio with many of these securities having a credit rating of AAA/Aaa.

During the nine months ended September 30, 2010, there were no transfers between levels of the fair value hierarchy. Our policy is to recognize transfers in and transfers out as of the end of each quarterly reporting period. The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3) - Mortgage Backed Securities
	2010	2009
Balance at January 1,	$2	$-

Transfers into (out of) Level Three	-	-
Purchases, issuances and settlements	-	-
Total gains (losses) (realized or unrealized)	-	-

Balance at March 31,	$2	$-

Transfers into (out of) Level Three	-	5
Purchases, issuances and settlements	-	-
Total gains (losses) (realized or unrealized)	-	-

Balance at June 30,	$2	$5

Transfers into (out of) Level Three	-	-
Purchases, issuances and settlements	-	-
Total gains (losses) (realized or unrealized)	-	1

Balance at September 30,	$2	$6

The amount of total gains (losses) included in net gains and interest income from marketable securities held to fund operating programs due to the change in unrealized gains or losses relating to assets still held at the reporting date for the three and nine months ended September 30, 2010 were insignificant. For the three and nine months ended September 30, 2009 they were $1 million.

The carrying amounts and fair values of our other financial instruments are as follows:

	Asset (Liability)
	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes receivable	$381	$384	$395	$402
Debt, excluding capital lease obligations	(595)	(643)	(637)	(624)

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

As of September 30, 2010, we intend to exercise prepayment options on a 9.26% Twenty Five Year Mortgage and a 10.07% Fixed Rate Mortgage. As a result, we expect to pay the debt balances within less than one year and have reclassified $80 million in long-term debt to current maturities. Additionally, during the third quarter of 2010, HHC executed a deed in lieu of foreclosure transaction for the Hyatt Regency Princeton which resulted in extinguishment of $45 million of secured mortgage debt and a $35 million pre-tax gain on the settlement. See Note 5 for more information on the Hyatt Regency Princeton transaction.

5.	ACQUISITIONS, DISPOSITIONS, AND DISCONTINUED OPERATIONS

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

Acquisitions and Dispositions

Hyatt Regency Princeton—During the second quarter of 2010 a venture did not have sufficient cash flow to meet interest payment requirements under its mortgage loan. The assets and operations of the Hyatt Regency Princeton secured this mortgage loan and the debt service requirements were not guaranteed by HHC. When hotel cash flow became insufficient to service the loan, HHC notified the lender that it would not provide assistance as the estimated value of the hotel was less than the outstanding mortgage loan. In the third quarter of 2010, the ownership interest in the Hyatt Regency Princeton transferred to the lender through a deed in lieu of foreclosure transaction. A pre-tax gain of $35 million was realized on extinguishment of the $45 million secured mortgage debt. The hotel continues to be operated as a Hyatt-branded hotel; however, the lender has the option to terminate Hyatt as the manager within one year after the ownership transfer. If the lender does not exercise the termination option within one year, our management agreement will terminate in 2021. The pre-tax gain of $35 million has been recognized in other income (loss), net on our condensed consolidated statements of income (loss). The operations of the hotel prior to the transfer remain within our owned and leased segment.

Hyatt Regency Greenville—In September 2010, we sold the Hyatt Regency Greenville for $15 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of $6 million, which has been recognized in other income (loss), net on our condensed consolidated statements of income (loss). The Company entered into a long-term franchise agreement with the purchaser of the hotel. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.

In conjunction with the sale of the Hyatt Regency Greenville, we entered into a like-kind exchange agreement with an intermediary. Pursuant to the like-kind exchange agreement, the proceeds from the initial sale of the Hyatt Regency Greenville were placed into an escrow account administered by the intermediary. Therefore, we have classified the net proceeds of $15 million as restricted cash on our condensed consolidated balance sheet. Pursuant to the like-kind exchange agreement, the cash remains restricted for a maximum of 180 days from the date of execution pending consummation of the exchange transaction.

Hyatt Regency Boston—In February 2009, one of our subsidiaries acquired the assets of the Hyatt Regency Boston, a 498-room hotel, for a total purchase price of $110 million. The assets acquired included cash of $1 million, resulting in a net purchase price of $109 million.

In March 2010, we sold the Hyatt Regency Boston for net proceeds of $113 million to Chesapeake Lodging Trust, an entity in which we own a 4.9% interest, resulting in a pre-tax gain of $6 million. The hotel continues to be operated as a Hyatt-branded hotel and we will continue to manage the hotel under a long-term management contract. The gain on sale has been deferred and is being recognized in management and franchise fees over the term of the management contract, within our North American management and franchising segment. Accordingly, the operations of the hotel prior to the sale remain within our owned and leased hotels segment.

Assets Held For Sale

During the third quarter of 2010, we committed to a plan to sell a Company owned airplane. We believe the sale of the asset is probable and the transfer of the asset is expected to occur within one year. Based on the valuation of the equipment, the Company determined the fair value was below the book value of the asset. As such, the Company recorded a pre-tax impairment loss of $10 million as part of asset impairments on the condensed consolidated statements of income (loss) during the third quarter of 2010. This charge was recorded within Corporate and other. The Company classified the value of the airplane as assets held for sale in the amount of $18 million at September 30, 2010.

Discontinued Operations—The operating results, assets, and liabilities of the following businesses have been reported separately as discontinued operations in the condensed consolidated balance sheets and condensed consolidated statements of income (loss). Upon disposition, we will not have any continuing involvement in these operations.

Amerisuites Orlando—During the first quarter of 2010, we committed to a plan to sell the Amerisuites Orlando property. As a result, we classified the assets and liabilities of this property as held for sale in the first quarter of 2010. The assets classified as assets held for sale included $7 million of property and equipment, net as of December 31, 2009. Based on a valuation of the property, the Company determined the fair value of the property was below the book value of the assets. As such, a pre-tax impairment loss of approximately $4 million was recorded as part of the loss from discontinued operations during the first quarter of 2010. In the second quarter of 2009, we incurred a pre-tax impairment loss of approximately $3 million that was recorded as part of the loss from discontinued operations.

During the third quarter of 2010, we closed on the sale of the Amerisuites Orlando to an unrelated third party for net proceeds of $5 million. The transaction resulted in a pre-tax gain of $2 million upon sale as we will have no continuing involvement with the property. Revenues from this property for the three months ended September 30, 2010 and 2009 were insignificant. Revenues from this property for the nine months ended September 30, 2010 and 2009 were $1 million.

Residences—During the first quarter of 2010, we committed to a plan to sell an apartment building located adjacent to the Park Hyatt Washington D.C. (“the Residences”). As a result, we classified the assets and liabilities of this property as held for sale in the first quarter of 2010. During the second quarter of 2010, we closed on the sale of the Residences to an unrelated third party for net proceeds of $22 million. The assets classified as assets held for sale included $13 million of property and equipment, net as of December 31, 2009. The transaction resulted in a pre-tax gain of $9 million upon sale as we will have no continuing involvement with the property. Revenues from this property for the three and nine months ended September 30, 2010 and 2009 were insignificant.

In conjunction with the sale of the Residences, we entered into a like-kind exchange agreement with an intermediary. Pursuant to the like-kind exchange agreement, the proceeds from the initial sale of the Residences were placed into an escrow account administered by the intermediary. Therefore, we have classified the net proceeds of $22 million as restricted cash on our condensed consolidated balance sheet. Pursuant to the like-kind exchange agreement, the cash remains restricted for a maximum of 180 days from the date of execution pending consummation of the exchange transaction.

6.	GOODWILL AND INTANGIBLE ASSETS

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

Goodwill was $113 million at September 30, 2010 and December 31, 2009. During the three and nine months ended September 30, 2010 and 2009, no impairment charges were recorded to goodwill.

Definite lived intangible assets primarily include acquired management and franchise contracts, contract acquisition costs, and acquired lease rights. Franchise contracts are amortized on a straight-line basis over their contract terms, which are typically 20 years. Contract acquisition costs are generally amortized on a straight-line basis over the life of the management contracts, which range from approximately 10 to 40 years. Acquired lease rights are amortized on a straight-line basis over the lease term. Definite lived intangibles are tested for impairment whenever indicators of impairment arise. Impairment charges related to intangible assets with definite lives during the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Definite lived intangible impairment charges	$-	$-	$-	$5

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

The following is a summary of intangible assets at September 30, 2010 and December 31, 2009:

	September 30, 2010	Weighted Average Useful Lives	December 31, 2009
Contract acquisition costs	$148	23	$146
Acquired lease rights	133	114	147
Franchise intangibles	50	22	51
Brand intangibles	11	7	11
Other	6	8	4

	348		359
Accumulated amortization	(66)		(75)

Intangibles, net	$282		$284

Amortization expense relating to intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Amortization Expense	$4	$3	$11	$10

7.	DERIVATIVE INSTRUMENTS

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

All derivatives are recognized on the balance sheet at fair value. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in accumulated other comprehensive income (loss) on the balance sheet until they are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged liability that is attributable to the hedged risk are recorded in current earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged on the condensed consolidated statements of cash flows. Cash flows from undesignated derivative financial instruments are included in the investing category on the condensed consolidated statements of cash flows.

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

In December 2009, we entered into three $25 million interest rate swap contracts, each of which expires on August 15, 2015 and effectively converts a total of $75 million of the $250 million of senior unsecured notes issued on August 10, 2009 with a maturity date of August 15, 2015 (“2015 Notes”) to floating rate debt based on three-month LIBOR plus a fixed rate component. In February 2010, we entered into another interest rate swap contract, which also expires on August 15, 2015 and effectively converts an additional $25 million of the 2015 Notes, for a total of $100 million, to floating rate debt based on three-month LIBOR plus a fixed rate component. The fixed rate component of each swap varies by contract, ranging from 2.68% to 2.9675%. The fixed to floating interest rate swaps were designated as a fair value hedge as their objective is to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as hedges at inception and at September 30, 2010 and December 31, 2009 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes. At September 30, 2010, the fixed to floating interest rate swaps were recorded within other assets at a value of $7 million, offset by a fair value adjustment to long-term debt of $7 million. At December 31, 2009, the fixed to floating interest rate swaps were recorded within other long-term liabilities at a value of $1 million, offset by a fair value adjustment to long-term debt of $1 million.

On November 30, 2007, we assumed debt as part of our purchase of the remaining interest in the Great Eastern Hotel Holding Company. The debt included a primary loan and a subordinated loan, totaling GBP 109 million ($177 million), both maturing on March 13, 2011. As part of the acquisition, the Company also assumed an interest rate swap that converted the variable rate exposure to a fixed rate. The swap was designated as a cash flow hedge in November 2008 and was highly effective in offsetting fluctuations in GBP LIBOR rates until the related debt was paid off in full in September 2009. Changes in the fair value relating to the effective portion of the swap were recorded in accumulated other comprehensive income (loss) and the corresponding fair value payables were included in other long-term liabilities in our condensed consolidated balance sheet. In connection with the payoff of the related debt, the Company settled the interest rate swap.

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

Foreign Currency Exchange Rate Instruments—We transact business in various foreign currencies and utilize foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Our strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany loans and other intercompany transactions. Our foreign currency forward contracts generally settle within 12 months. We do not use these forward contracts for trading purposes. We do not designate these forward contracts as hedging instruments. Accordingly, we record the fair value of these contracts as of the end of our reporting period to our condensed consolidated balance sheet with changes in fair value recorded in our condensed consolidated statements of income (loss). The balance sheet classification for the fair values of these forward contracts is to prepaids and other assets for unrealized gains and to accounts payable for unrealized losses. The change in fair value of these forward contracts is recorded in the condensed consolidated statements of income (loss) within other income (loss), net, for both realized and unrealized gains and losses.

The net U.S. dollar equivalent of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany loans, with terms of less than one year, is as follows (in US dollars):

September 30, 2010
Pound Sterling	$166
Euro.	77
Korean Won	44
Australian Dollar	1
Swiss Franc	(18)

The effects of derivative instruments on our condensed consolidated financial statements were as follows as of September 30, 2010, December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009:

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2010	December 31, 2009	Balance Sheet Location	September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$7	$—	Other long- term liabilities	$—	$1
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Prepaids and other assets	3	8	Accounts payable	11	2

Total derivatives		$10	$8		$11	$3

Effect of Derivative Instruments on Income and Accumulated Other Comprehensive Income (Loss)

	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Fair value hedges:
Interest rate swaps
Gains (losses) on derivatives	Other income (loss), net*	$3	$—	$8	$—
Gains (losses) on borrowings	Other income (loss), net*	(3)	—	(8)	—

	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Cash flow hedges:
Interest rate swaps
Amount of gain (loss) recognized in accumulated other comprehensive loss on derivative (effective portion)	Accumulated other comprehensive loss	$—	$—	$—	$—
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income (effective portion)	Interest expense	—	2	—	3
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Other income (loss), net**	—	—	—	—

	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Derivatives not designated as hedges:
Foreign currency forward contracts	Other income (loss), net	$(19)	$4	$3	$4

*	For the three and nine months ended September 30, 2010 there was an insignificant and $1 million loss, respectively, recognized in income related to the ineffective portion of these hedges. No amounts were excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2010.
**	For the three and nine months ended September 30, 2009, there was an insignificant gain recognized in income related to the ineffective portion of these hedges. No amounts were excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2009.

8.	EMPLOYEE BENEFIT PLANS

Defined Benefit Plan—We sponsor a frozen unfunded supplemental defined benefit executive retirement plan for certain former executives. Refer to the table below for costs related to this plan.

Defined Contribution Plans—We provide retirement benefits to certain qualified employees under the Retirement Savings Plan (a qualified plan), the Field Retirement Plan (a nonqualified plan), and other similar plans. We record expenses related to the Retirement Savings Plan based on a percentage of qualified employee contributions on stipulated amounts; a substantial portion of these contributions are included in the “Other revenues from managed properties” and “Other costs from managed properties” lines in the condensed consolidated statements of income (loss) as the costs of these programs are largely related to employees located at lodging properties managed by us and are therefore paid for by the property owners. Refer to the table below for costs related to these plans.

Deferred Compensation Plans—Historically, we have provided nonqualified deferred compensation for certain employees through several different plans. These plans were funded through contributions to rabbi trusts. In 2010 these plans were consolidated in the one non-qualified deferred compensation plan. Contributions and investment elections are determined by the employees. The Company also provides contributions according to a preapproved formula. A portion of these contributions relate to hotel property level employees, which are reimbursable to us and are included in the other revenues and costs from managed properties lines in the condensed consolidated statements of income (loss). As of September 30, 2010 and December 31, 2009, the plans are fully funded in rabbi trusts. The assets of the plans are primarily invested in mutual funds, which are recorded in other assets in the condensed consolidated balance sheets. The related deferred compensation liability is recorded in other long-term liabilities. Refer to the table below for costs related to these plans.

Deferred Incentive Compensation Plans—The deferred incentive compensation plans consist of funded and unfunded defined contribution plans for certain executives. Awards were frozen starting in 2010 and vest over time. During the second quarter of 2010 the liabilities of the plans related to active employees were transferred to the Company’s non-qualified deferred compensation plan. Refer to the table below for costs related to these plans.

The costs incurred for our employee benefit plans for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Defined benefit plan	$-	$-	$1	$1
Defined contribution plans	8	8	24	24
Deferred compensation plans	1	1	3	2
Deferred incentive compensation plans	-	1	1	2

9.	INCOME TAXES

The effective tax rate from continuing operations for the three months ended September 30, 2010 and 2009 was 36.3% and 13.8%, respectively, and was 37.7% and 28.7%, respectively, for the nine months ended September 30, 2010 and 2009.

For the three months ended September 30, 2010, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to an increase of $2 million in state taxes related to a gain on the extinguishment of debt offset by earnings from foreign jurisdictions that are taxed at lower rates. For the nine months ended September 30, 2010, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to an increase of $2 million in state taxes related to a gain on the extinguishment of debt and an increase of $7 million in uncertain tax positions (including $5 million of interest and penalties). The resulting increase in tax was largely offset by earnings from foreign jurisdictions, that are taxed at lower rates and a benefit of $7 million due to a release of a valuation allowance related to certain foreign net operating losses.

For the three months ended September 30, 2009, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily from the benefits from U.S. operating losses and foreign earnings taxed at lower rates. For the nine months ended September 30, 2009, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to benefits from operating losses at our U.S. operations, which included costs associated with the repurchase of senior subordinated notes and early settlement of a subscription agreement recognized during 2009. The resulting tax benefit was partially offset by taxes recorded against income earned by our foreign-based operations, plus $7 million of tax expense for unrecognized tax benefits and a charge of $3 million to write down certain U.S. deferred tax assets.

For 2010 we calculated the effective tax rates based on the year-to-date financials (“cut-off method”) because we believe this method more accurately presents the effective tax rates for the three and nine month periods ended September 30, 2010.

Total unrecognized tax benefits at September 30, 2010 and December 31, 2009 were $87 million and $83 million, respectively, of which $51 million and $49 million, respectively, would affect the effective tax rate if recognized. It is reasonably possible that a reduction of up to $17 million of unrecognized tax benefits, accrued interest, and penalties could occur within twelve months resulting from the resolution of audit examinations and the expiration of certain tax statutes for taxable years ended through 2005.

10.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we enter into various guarantees, commitments, surety bonds, and letter of credit agreements, which are discussed below:

Guarantees and Commitments—As of September 30, 2010, we are committed, under certain conditions, to loan or invest up to $318 million, net of any related letters of credit, in various business ventures.

Included in the $318 million in commitments is our share of a recently formed hospitality venture’s commitment to purchase a hotel within a to-be constructed building in New York City for a total purchase price of $375 million. The hospitality venture will be funded upon the purchase of the hotel and our share of the purchase price commitment is 66.67%. In accordance with the purchase agreement, we have agreed to fund a letter of credit as security towards this future purchase obligation. As of September 30, 2010, the letter of credit is valued at $5 million. The agreement stipulates that subsequent increases in the value of the letter of credit to $10 million and $50 million as well as the purchase of the completed property are each contingent upon the completion of certain contractual milestones. The $5 million funded letter of credit is included as part of our total letters of credit outstanding at September 30, 2010 and therefore netted against our future commitments amount disclosed above. For further discussion see the “Letters of Credit” section of this footnote listed below.

Certain of our hotel lease or management agreements contain performance tests that stipulate certain minimum levels of operating performance. These performance test clauses provide us the option to fund a shortfall in profit performance. If we choose not to fund the shortfall the hotel owner has the option to terminate the management contract. As of September 30, 2010, an insignificant amount was recorded in accrued expenses related to these performance test clauses.

Additionally, from time to time we may guarantee certain of our hotel owners certain levels of hotel profitability based on various metrics. We have management agreements where we are required to make payments based on specified thresholds and have recorded a $1 million and $4 million charge under one of these agreements in the three and nine months ended September 30, 2010, respectively. The remaining maximum potential payments related to these agreements are $40 million. There was $7 million recorded as an accrual as of September 30, 2010 related to these guarantees.

We have entered into various loan, lease, completion, and repayment guarantees related to investments held in hotel operations. The maximum exposure under these agreements as of September 30, 2010 is $24 million. For certain repayment guarantees related to our joint venture properties, the Company has agreements with its partners that require each partner to pay a pro-rata portion of the guarantee based on each partner’s ownership percentage. Assuming the successful enforcement of these agreements, our maximum exposure under the various agreements described above as of September 30, 2010 would be $20 million.

Surety Bonds—Surety bonds issued on our behalf totaled $21 million at September 30, 2010, and primarily relate to workers’ compensation, taxes, licenses, and utilities related to our lodging operations.

Letters of Credit—Letters of credit outstanding on our behalf as of September 30, 2010, totaled $90 million, the majority of which relate to our ongoing operations. Of the $90 million letters of credit outstanding, $81 million reduces the available capacity under our revolving credit facility.

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

11.	EQUITY

Stockholders’ Equity and Noncontrolling Interest—The following table details the equity activity for the nine months ended September 30, 2010 and 2009, respectively.

	Stockholders’ equity	Noncontrolling interests in consolidated subsidiaries	Total equity
Balance at January 1, 2010	$5,016	$24	$5,040
Net income (loss)	60	(1)	59
Other comprehensive income	14	-	14
Purchase of shares in noncontrolling interests	(3)	(1)	(4)
Shares issued from treasury	1	-	1
Issuance of common stock shares to directors	1	-	1
Attribution of share based payments	16	-	16

Balance at September 30, 2010	$5,105	$22	$5,127

Balance at January 1, 2009	$3,564	$28	$3,592
Net income (loss)	(31)	(1)	(32)
Other comprehensive income	14	-	14
Distributions to noncontrolling interests	-	(1)	(1)
Issuance of common stock	1,342	-	1,342
Issuance of common stock shares to directors	1	-	1
Attribution of share based payments	12	-	12

Balance at September 30, 2009	$4,902	$26	$4,928

Comprehensive Income (Loss)—Comprehensive income (loss) primarily relates to reported earnings (losses), foreign currency translation, changes in the fair value of available for sale securities and changes in the value of the effective portion of cash flow hedges.

Comprehensive income (loss) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Income (loss)	$30	$6	$59	$(32)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	29	16	14	12
Unrealized losses on available for sale securities	1	-	-	-
Unrealized losses on derivative instruments	-	2	-	2

Total comprehensive income (loss)	$60	$24	$73	$(18)
Comprehensive loss (income) attributable to noncontrolling interests	-	(1)	1	1

Comprehensive income (loss) attributable to Hyatt Hotels Corporation	$60	$23	$74	$(17)

Senior Subordinated Notes and Stock Purchase Forward Agreement—On May 13 and May 18, 2009, HHC repurchased and cancelled certain outstanding 5.84% senior subordinated notes due 2013 for $600 million plus $88 million in make whole interest and early settlement premiums. Other income (loss), net for the nine months ended September 30, 2009 includes these costs plus the write off of $5 million in deferred financing costs associated with these notes. In connection with the repurchase of the notes by HHC, the purchasers and HHC agreed to early settle their rights and obligations under a related stock purchase forward agreement (“Subscription Agreement”). Such settlement included a purchase of our common stock by the purchasers on the terms of the Subscription Agreement. Accordingly, the purchasers purchased 10,853,142 shares of our common stock for $600 million, at a purchase price per share of $55.28. As part of this transaction the Company recognized $13 million of transaction costs as a reduction of additional paid in capital. In addition, the Company received the remaining $11 million due to us under the Subscription Agreement.

Preferred Stock—On May 14, 2009, a third party investor elected to convert its 100,000 shares of Series A convertible preferred stock to 8,140,671 shares our HHC common stock.

Common Stock—On May 14, 2009, the Company sold 29,195,199 shares of common stock at $26 per share in exchange for $755 million in cash, net of $4 million in transaction costs through a private placement to certain of our existing investors and their affiliates.

Treasury Stock—During the second quarter of 2010, certain participants in the Deferred Compensation Plan had a one-time option to use their designated assets to purchase shares of our Class A common stock. The Class A common stock issued out of treasury stock included 30,805 shares for an aggregate purchase price of $1 million.

12.	STOCK-BASED COMPENSATION

As part of our long-term incentive plan, we award Stock Appreciation Rights (“SARs”) and Restricted Stock Units (“RSUs”) to certain employees. Compensation expense related to these plans for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock appreciation rights	$3	$1	$9	$6
Restricted stock units	2	2	6	5

Stock Appreciation Rights—Each vested SAR gives the holder the right to the difference between the value of one share of our Class A common stock at the exercise date and the value of one share of our Class A common stock at the grant date. Vested SARs can be exercised over their life as determined by the plan. All SARs have a 10-year contractual term. The SARs are settled in shares of our Class A common stock. The Company is accounting for these SARs as equity instruments.

During the nine months ended September 30, 2010, the Company granted 725,160 SARs to employees with a weighted average grant date fair value of $17.75. The fair value of each SAR was estimated based on the date of grant using the Black-Scholes-Merton option-valuation model.

Restricted Stock Units—Each vested stock-settled RSU will be settled with a single share of our Class A common stock. The value of the stock-settled RSUs was based on the closing stock price of our Class A common stock as of the grant date. We record compensation expense earned for RSUs on a straight-line basis from the date of grant. In certain situations we also grant cash-settled RSUs which are recorded as a liability instrument. The liability and related expense for granted cash-settled RSU’s are immaterial as of, and for the period ended, September 30, 2010. During the nine months ended September 30, 2010, the Company granted a total of 589,182 RSUs to employees with a weighted average grant date fair value for stock-settled RSUs of $39.37.

Our total unearned compensation for our stock-based compensation programs as of September 30, 2010 was $20 million for SARs and $29 million for stock-settled RSUs, which will be recorded as compensation expense over a ten year period.

13.	RELATED-PARTY TRANSACTIONS

In addition to those included elsewhere in the notes to the condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:

Investments—We are an investor in certain real estate partnerships that are managed by an affiliate. The carrying value of these cost method investments at September 30, 2010 and December 31, 2009 is zero and we received no distributions from these partnerships during the three and nine months ended September 30, 2010. We received distributions from the sale of underlying investments during the three and nine months ended September 30, 2009 of $0 and $21 million, respectively. The distributions are included in other income (loss), net in our condensed consolidated statements of income (loss).

Leases—Our corporate headquarters have been located at the Hyatt Center in Chicago, Illinois since 2005. A related party owns the Hyatt Center and a subsidiary of Hyatt Hotels Corporation has signed a master lease for a portion of this building and has entered into sublease agreements with certain related parties. The gross future operating lease payments for the entire term of this lease, ending January 31, 2020, is $100 million. Future sublease income for this space from related parties is $40 million. We recorded, in selling, general and administrative expenses, $2 million and $2 million during the three months ended September 30, 2010 and 2009, respectively, for rent, taxes and our share of operating expenses and shared facility costs under the lease. We recorded, in selling, general and administrative expenses, $7 million and $7 million during the nine months ended September 30, 2010 and 2009, respectively, for rent, taxes and our share of operating expenses and shared facility costs under the lease. As of September 30, 2010 and December 31, 2009, we had recorded prepaid rent of $1 million and $1 million, respectively.

Legal Services—A partner in a law firm that provided services to us throughout the nine months ended September 30, 2010 and 2009 is the brother-in-law of our Executive Chairman. We incurred legal fees with this firm of $1 million and $5 million for the three months ended September 30, 2010 and 2009, respectively. We incurred legal fees with this firm of $4 million and $7 million, for the nine months ended September 30, 2010 and 2009, respectively. Legal fees when expensed are included in selling, general and administrative expenses. As of September 30, 2010 and December 31, 2009, we had $1 million and insignificant amounts, respectively, due to the law firm.

Gaming—We have a Casino Facilities Agreement to provide certain sales, marketing and other general and administrative services with HCC Corporation (HCC), a related party, in relation to the Hyatt Regency Lake Tahoe Resort, Spa and Casino. In exchange for such services, HCC pays us fees based on the type of services being provided and for complimentary goods and services provided to casino customers. We received $1 million and $0 for the three months ended September 30, 2010 and 2009, respectively, and $2 million and $2 million for the nine months ended September 30, 2010 and 2009, respectively, under this agreement.

Other Services—A member of our board of directors who was appointed in 2009 is a partner in a firm and affiliates of such firm own hotels from which we received management and franchise fees of $1 million and $2 million during the three months ended September 30, 2010 and 2009, respectively, and $4 million and $3 million during the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010 and December 31, 2009, we had insignificant receivables due from these properties.

Equity Method Investments—We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We recorded fees of $9 million and $7 million for the three months ended September 30, 2010 and 2009, respectively. We recorded fees of $26 million and $22 million for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010 and December 31, 2009, we had receivables due from these properties of $3 million and $4 million, respectively. In addition, in some cases we provide loans or guarantees (see Note 10) to these entities. Our ownership interest in these equity method investments generally varies from 8 to 50 percent.

14.	SEGMENT INFORMATION

Our operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker to assess performance and make decisions regarding the allocation of resources. Our chief operating decision maker is our President and Chief Executive Officer. We define our reportable segments as follows:

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

International Management and Franchising—This segment derives its earnings from hotel management services and licensing of certain of our brands to franchisees located in countries outside of the U.S., Canada and the Caribbean. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners and franchisees with no added margin and includes in costs and expenses these reimbursed costs. These costs relate primarily to reservation, marketing and IT costs. These revenues and costs are recorded on the lines “Other revenues from managed properties” and “Other costs from managed properties”, respectively. The intersegment revenues relate to management fees that are collected from the Company’s owned hotels, which are eliminated in consolidation.

Prior to January 1, 2010, all of our Park Hyatt and Andaz branded hotels were managed by and reported within our international management and franchising segment, regardless of the property’s location. Effective January 1, 2010, our Park Hyatt and Andaz branded hotels are now managed and reported geographically by the respective North American or international management and franchising segment consistent with our other brands. As a result of this change we are reporting the operating results for the Park Hyatt and Andaz branded hotels located in North America in the North American management and franchising segment for the three and nine months ended September 30, 2010 and have reclassified the results for the three and nine months ended September 30, 2009 to be comparable to the current year presentation. The following table summarizes the revenue and Adjusted EBITDA that has been added to (subtracted from) the North America management and franchising segment and the international management and franchising segment, respectively, for the three and nine months ended September 30, 2010 and 2009 due to the geographic alignment of the Park Hyatt and Andaz branded hotels.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
North American Management and Franchising
Revenues	$1	$1	$4	$3
Intersegment Revenues (a)	1	1	2	1
Adjusted EBITDA	1	1	4	3

International Management and Franchising
Revenues	(1)	(1)	(4)	(3)
Intersegment Revenues (a)	(1)	(1)	(2)	(1)
Adjusted EBITDA	(1)	(1)	(4)	(3)

(a) Intersegment revenues are included in the segment revenue totals and eliminated in Eliminations

Our chief operating decision maker evaluates performance based on each segment’s Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) attributable to Hyatt Hotels Corporation plus our pro-rata share of unconsolidated hospitality ventures Adjusted EBITDA before equity earnings (losses) from unconsolidated hospitality ventures; asset impairments; other income (loss), net; discontinued operations, net of tax; net loss (income) attributable to noncontrolling interests; depreciation and amortization; interest expense; and (provision) benefit for income taxes.

The table below shows summarized consolidated financial information by segment. Included within Corporate and other are unallocated corporate expenses and revenues and expenses related to our vacation ownership properties.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
North American Management and Franchising
Revenues	$378	$332	$1,086	$1,014
Intersegment Revenues (a)	15	15	48	46
Adjusted EBITDA	37	28	109	94
Depreciation and Amortization	3	3	8	8

International Management and Franchising
Revenues	48	41	146	121
Intersegment Revenues (a)	3	5	12	12
Adjusted EBITDA	17	13	49	36
Depreciation and Amortization	1	-	2	1

Owned and Leased Hotels
Revenues	455	438	1,389	1,313
Adjusted EBITDA	84	72	269	229
Depreciation and Amortization	63	63	189	182

Corporate and other
Revenues	16	15	48	52
Adjusted EBITDA (b)	(27)	(21)	(69)	(56)
Depreciation and Amortization	1	2	5	7

Eliminations (a)
Revenues	(18)	(20)	(60)	(58)
Adjusted EBITDA	-	-	-	-
Depreciation and Amortization	-	-	-	-

TOTAL
Revenues	$879	$806	$2,609	$2,442
Adjusted EBITDA	111	92	358	303
Depreciation and Amortization	68	68	204	198

(a)	Intersegment revenues are included in the segment revenue totals and eliminated in Eliminations.

(b)	The nine months ended September 30, 2010 includes a favorable settlement in the first quarter of 2010 of approximately $8 million for a construction dispute at one of our vacation ownership properties.

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income (loss) attributable to Hyatt Hotels Corporation for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Adjusted EBITDA	$111	$92	$358	$303
Equity earnings (losses) from unconsolidated hospitality ventures	(4)	2	(23)	(11)
Asset impairments (a)	(11)	-	(14)	(5)
Other income (loss), net	52	12	62	(44)
Discontinued operations, net of tax	1	-	4	(3)
Net loss (income) attributable to noncontrolling interests	-	(1)	1	1
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(18)	(15)	(50)	(43)

EBITDA	131	90	338	198
Depreciation and amortization	(68)	(68)	(204)	(198)
Interest expense	(16)	(15)	(40)	(42)
(Provision) benefit for income taxes	(17)	(2)	(34)	11

Net income (loss) attributable to Hyatt Hotels Corporation	$30	$5	$60	$(31)

(a)	The three and nine months ended September 30, 2010 include a $11 million and $14 million charge to asset impairments in the condensed consolidated statements of income (loss), respectively, related to an impairment of a Company owned airplane for $10 million in our Corporate and other results and an impairment of property and equipment in our owned and leased hotel segment for $3 million. The three and nine months ended September 30, 2009, include a $0 and $5 million charge to asset impairments in the condensed consolidated statements of income (loss), respectively, related to a definite lived intangible in our North American management and franchising segment.

15.	EARNINGS PER SHARE

The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Income (loss) from continuing operations	$29	$6	$55	$(29)
Income (loss) from discontinued operations	1	-	4	(3)

Net income (loss)	$30	$6	$59	$(32)
Net loss (income) attributable to noncontrolling interests	$-	$(1)	$1	$1

Net income (loss) attributable to Hyatt Hotels Corporation	$30	$5	$60	$(31)

Denominator:
Basic weighted average shares outstanding:	174,149,795	168,184,196	174,070,604	144,748,927
Share-based compensation	80,675	10,286	221,117	-

Diluted weighted average shares outstanding	174,230,470	168,194,482	174,291,721	144,748,927

Basic Earnings Per Share:
Income from continuing operations	$0.17	$0.04	$0.32	$(0.20)
Income (loss) from discontinued operations	-	-	0.02	(0.02)

Net income (loss)	$0.17	$0.04	$0.34	$(0.22)
Net loss (income) attributable to noncontrolling interests	$-	$(0.01)	$-	$0.01

Net income (loss) attributable to Hyatt Hotels Corporation	$0.17	$0.03	$0.34	$(0.21)

Diluted Earnings Per Share:
Income (loss) from continuing operations	$0.17	$0.04	$0.32	$(0.20)
Income (loss) from discontinued operations	-	-	0.02	(0.02)

Net income (loss)	$0.17	$0.04	$0.34	$(0.22)
Net loss (income) attributable to noncontrolling interests	$-	$(0.01)	$-	$0.01

Net income (loss) attributable to Hyatt Hotels Corporation	$0.17	$0.03	$0.34	$(0.21)

The computations of diluted net income per share for the three and nine months ended September 30, 2010 do not include approximately 172,400 and 145,000 shares of Class A common stock assumed to be issued upon settlement of stock-settled SARs and approximately 824,900 and 690,000 RSUs, respectively, because the SARs and RSUs are anti-dilutive. The computations of diluted net income per share for the three and nine months ended September 30, 2009 do not include approximately 234,702 and 147,000 shares of Class A common stock assumed to be issued upon settlement of stock-settled SARs and approximately 411,000 and 481,000 RSUs, respectively, because the SARs and RSUs are anti-dilutive.

16.	OTHER INCOME (LOSS), NET

Other income (loss), net includes interest income, gains on other marketable securities, income from cost method investments, foreign currency gains (losses), including gains (losses) on foreign currency exchange rate instruments (see Note 7), costs related to the repurchase of $600 million of 5.84% senior subordinated notes due 2013 and early settlement of the Subscription Agreement in May 2009 (see Note 11), provisions on hotel loans, gain on extinguishment of debt (see Note 4) and gain on sale of real estate (see Note 5). The table below provides a reconciliation of the components in other income (loss), net for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income	$5	$5	$15	$15
Gains on other marketable securities	10	8	12	11
Income from cost method investments (1)	-	-	-	22
Foreign currency gains (losses)	(1)	(1)	(3)	6
Debt settlement costs (2)	-	-	-	(93)
Provisions on hotel loans (3)	(2)	-	(2)	-
Gain on extinguishment of debt (4)	35	-	35	-
Gain on sale of real estate (5)	6	-	6	-
Other (6)	(1)	-	(1)	(5)

Other income (loss), net	$52	$12	$62	$(44)

(1)	Income from cost method investments for the nine months ended September 30, 2009 included $22 million in cash distributions from certain non—hospitality real estate partnerships.
(2)	Amount relates to costs associated with the repurchase of senior subordinated notes and early settlement of a subscription agreement. The costs include $88 million of make-whole interest payments and early settlement premiums and a $5 million write–off of deferred financing costs.
(3)	In the third quarter of 2010 we recorded $2 million in provisions related to certain hotel developer loans based on our assessment of their collectability.
(4)	During 2010, we extinguished $45 million of mortgage debt for a majority owned property as a result of executing a deed in lieu of foreclosure transaction with the lender. The deed was transferred to the lender on September 30, 2010 and at that time a gain on extinguishment of debt of $35 million was recorded. See Note 4 for further detail.
(5)	Represents a $6 million gain on the sale of the Hyatt Regency Greenville in the third quarter 2010.
(6)	Includes gains (losses) on asset retirements for each period presented.

17.	SUBSEQUENT EVENTS

On October 1, 2010, the Company entered into an agreement with an independent third party to invest an estimated $90 million in order to own, develop, and operate a hotel property in the State of Hawaii.

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

Executive Overview

We are a global hospitality company engaged in the management, franchising, ownership and development of Hyatt-branded hotels, resorts and residential and vacation ownership properties around the world. As of September 30, 2010, our worldwide property portfolio consisted of 447 properties (126,357 rooms and units), including:

•	173 managed properties (67,117 rooms), all of which we operate under management agreements with third-party property owners;

•	127 franchised properties (19,156 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	94 owned properties (including 3 consolidated hospitality ventures) (24,905 rooms) and 6 leased properties (2,851 rooms), all of which we manage;

•	23 managed properties owned or leased by unconsolidated hospitality ventures (10,114 rooms);

•	15 vacation ownership properties (962 units), all of which we manage; and

•	9 residential properties (1,252 units), all of which we manage and some of which we own.

Our operating results for the third quarter of 2010 continue to reflect improvements in both revenues and Adjusted EBITDA over the third quarter of 2009 as we continued to see increased demand. Occupancy levels have increased throughout the year and rates in certain international markets have grown throughout 2010. During the third quarter of 2010, our North American properties experienced overall improvement in average daily rates. We believe the engagement of our associates, and their consistent delivery of high levels of guest service and customer satisfaction are reflected in strong operating results and improved market share in many markets around the world.

Our consolidated revenues increased by 9% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 driven by strength in management and franchising fees globally combined with improvements in our owned and leased hotels. Adjusted EBITDA also improved 21% during the third quarter of 2010 compared to the third quarter of 2009 primarily driven by the improved revenues. See “Non-GAAP Measure Reconciliation,” below, for an explanation of how we use Adjusted EBITDA, why we present it and material limitations on its usefulness.

Each of our three operating segments experienced increased revenue per available room (RevPAR) levels and contributed to the improved performance in our consolidated revenues and Adjusted EBITDA. Performance in our owned and leased segment improved during the third quarter of 2010 driven primarily by increases in occupancy levels as well as rate growth at our comparable owned and leased properties in both North American and international locations. Our North American management and franchising business showed improvement over 2009 driven primarily by comparable full service hotel RevPAR increases coming from greater group occupancy levels. Additionally, in the third quarter of 2010, rates at our North America full service properties increased year over year. Our international management and franchising business experienced improved RevPAR in all regions, with the Asia Pacific and Latin American regions showing the most significant growth. The international RevPAR growth was supported by increases in both occupancy and ADR as the third quarter continued to see a positive trend in rates within many international markets.

We believe that we have a strong capital base which positions us well for growth through future business cycles. We believe that this is particularly important given the cyclical nature of the industry in which we operate. Given the current economic conditions and the lag in the recovery of average room rates we believe that this is an opportune time to commit capital to some significant renovations in certain of our owned hotels and have begun these renovations in 2010. We expect that displacement related to these renovations, by way of a reduction in daily room inventory, will negatively impact our owned and leased segment results for the remainder of 2010 and through much of 2011.

We continue to maintain a high level of liquidity in our balance sheet with over $1.6 billion in cash and cash equivalents, including investments in highly-rated money market funds and short-term investments at September 30, 2010. At September 30, 2010, we had available credit facilities with banks for various corporate purposes. The amount of unused credit facilities as of September 30, 2010 was approximately $1.0 billion.

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

Results of Operations

Three and Nine Months Ended September 30, 2010 Compared with Three and Nine Months Ended September 30, 2009

Consolidated Results

	Three Months Ended September 30,
(In millions, except percentages)	2010	2009	Better / (Worse)
REVENUES:
Total revenues	$879	$806	$73	9%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	376	367	(9)	(2)%
Depreciation and amortization	68	68	-	0%
Other direct costs	3	1	(2)	(200)%
Selling, general, and administrative	68	66	(2)	(3)%
Other costs from managed properties	352	309	(43)	(14)%

Direct and selling, general, and administrative expenses	867	811	(56)	(7)%

Net gains (losses) and interest income from marketable securities held to fund operating programs	13	14	(1)	(7)%
Equity earnings (losses) from unconsolidated hospitality ventures	(4)	2	(6)	(300)%
Interest expense	(16)	(15)	(1)	(7)%
Asset impairments	(11)	-	(11)	(100)%
Other income (loss), net	52	12	40	333%

INCOME (LOSS) BEFORE INCOME TAXES	46	8	38	475%
(PROVISION) BENEFIT FOR INCOME TAXES	(17)	(2)	(15)	(750)%

INCOME (LOSS) FROM CONTINUING OPERATIONS	29	6	23	383%
DISCONTINUED OPERATIONS	1	-	1	100%

NET INCOME (LOSS)	30	6	24	400%
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	(1)	1	100%

NET INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$30	$5	$25	500%

	Nine Months Ended September 30,
(In millions, except percentages)	2010	2009	Better / (Worse)
REVENUES:
Total revenues	$2,609	$2,442	$167	7%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	1,114	1,075	(39)	(4)%
Depreciation and amortization	204	198	(6)	(3)%
Other direct costs	-	9	9	100%
Selling, general, and administrative	195	188	(7)	(4)%
Other costs from managed properties	1,004	932	(72)	(8)%

Direct and selling, general, and administrative expenses	2,517	2,402	(115)	(5)%

Net gains (losses) and interest income from marketable securities held to fund operating programs	12	22	(10)	(45)%
Equity earnings (losses) from unconsolidated hospitality ventures	(23)	(11)	(12)	(109)%
Interest expense	(40)	(42)	2	5%
Asset impairments	(14)	(5)	(9)	(180)%
Other income (loss), net	62	(44)	106	241%

INCOME (LOSS) BEFORE INCOME TAXES	89	(40)	129	323%
(PROVISION) BENEFIT FOR INCOME TAXES	(34)	11	(45)	(409)%

INCOME (LOSS) FROM CONTINUING OPERATIONS	55	(29)	84	290%
DISCONTINUED OPERATIONS	4	(3)	7	233%

NET INCOME (LOSS)	59	(32)	91	284%
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1	1	-	0%

NET INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$60	$(31)	$91	294%

Revenues. Consolidated revenues for the three months ended September 30, 2010 increased $73 million, or 9%, compared to the three months ended September 30, 2009, including $1 million in net unfavorable currency effects and a $43 million increase in other revenues from managed properties. Consolidated revenues for the nine months ended September 30, 2010 increased $167 million, or 7%, compared to the nine months ended September 30, 2009, including $14 million in net favorable currency effects and a $72 million increase in other revenues from managed properties.

The increase in other revenues from managed properties was due to higher cost reimbursements to us from managed properties, in-line with higher revenues. Benefit programs funded through rabbi trusts insignificantly impacted other revenues from managed properties for the three months ended September 30, 2010 when compared to the three months ended September 30, 2009. For the nine months ended September 30, 2010 other revenues from managed properties included a decrease of $11 million in benefits costs resulting from declining performance of the underlying assets for benefit programs funded through rabbi trusts, when compared to the nine months ended September 30, 2009. These expenses are offset in other costs from managed properties, thus having no net impact to our earnings. Excluding this amount, other revenues from managed properties increased $83 million, or 9%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Comparable owned and leased hotel revenue increased $24 million and $92 million for the three and nine month periods, respectively, which includes net unfavorable currency effects of $1 million and net favorable currency effects of $11 million, respectively. Non-comparable owned and leased hotel revenue decreased $7 million and $16 million for the three and nine month periods, respectively. This was primarily due to the sale of the Hyatt Regency Boston in the first quarter of 2010. The impact of this sale has been partially offset in the third quarter of 2010 by the opening of the Andaz Fifth Avenue in July 2010. We also experienced a $12 million and $24 million increase in management and franchise fee revenues for the three and nine months ended September 30, 2010, respectively. Included in consolidated management fees for the three and nine months ended September 30, 2010 were base management fees of $33 million and $97 million, a 14% and 12% increase from the three and nine months ended September 30, 2009, respectively. For the three and nine months ended September 30, 2010, incentive management fees were $19 million and $62 million, a 36% and 15% increase from the three and nine months ended September 30, 2009, respectively. These increases in hotel revenue and management fees were primarily driven by an increase in demand which was reflected in higher occupancy levels, particularly from group business in North America and higher transient demand in international markets. Incentive management fees increased due to higher hotel operating profits at comparable hotels, fees generated at hotels opened in 2010 and improved performance at hotels opened in 2009. Corporate and other revenues, which represent the revenues of our vacation ownership business, increased $1 million for the three months ended September 30, 2010, and decreased $4 million, or 8%, for the nine months ended September 30, 2010, primarily as a result of a decrease in revenue recognized for sales contracts written in prior periods. The table below provides a breakdown of revenues by segment for the three and nine months ended September 30, 2010 and 2009. For further discussion of segment revenues for the periods presented, please refer to “Segment Results,” below.

	Three Months Ended September 30,
(in millions, except percentages)	2010	2009	Variance
Owned and leased hotels	$455	$438	$17	3.9%
North American management and franchising	378	332	46	13.9%
International management and franchising	48	41	7	17.1%
Corporate and other	16	15	1	6.7%
Eliminations	(18)	(20)	2	10.0%

Consolidated revenues	$879	$806	$73	9.1%

	Nine Months Ended September 30,
(in millions, except percentages)	2010	2009	Variance
Owned and leased hotels	$1,389	$1,313	$76	5.8%
North American management and franchising	1,086	1,014	72	7.1%
International management and franchising	146	121	25	20.7%
Corporate and other	48	52	(4)	(7.7)%
Eliminations	(60)	(58)	(2)	(3.4)%

Consolidated revenues	$2,609	$2,442	$167	6.8%

Owned and leased hotels expense. Expenses for owned and leased hotels increased by $9 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Expenses for owned and leased hotels increased by $39 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Expenses recognized with respect to our employee benefit programs funded through rabbi trusts decreased $1 million and $6 million in the three and nine month periods, respectively, driven by the performance of the underlying invested assets during the three and nine months ended September 30, 2010 as compared to the same periods in 2009. These expenses are fully offset by corresponding net gains (losses) and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings. Excluding these amounts, owned and leased hotel expenses increased $10 million and $45 million in the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009, respectively. The increase in both periods was driven primarily by comparable owned and leased hotels, which had additional expense of $14 million and $51 million for the three and nine month periods, respectively, primarily attributable to higher salary and related costs, incentive compensation, food costs and other variable operating expenses, generally due to greater hotel occupancy. Partially offsetting these increases were non-comparable owned and leased hotels which represented $4 million and $6 million of decreased expenses for the three and nine months ended September 30, 2010, respectively. This was due primarily to the February 2009 acquisition of our Hyatt Regency Boston property, which was subsequently sold in the first quarter of 2010. The impact of this sale has been partially offset in the third quarter by the opening of the Andaz Fifth Avenue in July 2010.

Depreciation and amortization expense. Depreciation and amortization expense was flat and increased $6 million in the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, respectively. For the three months ended September 30, 2010 compared to the same period in 2009, depreciation expense decreased $2 million as the 2009 period included accelerated depreciation related to a significant renovation at one of our owned hotels, which was completed in 2009. This was offset entirely by $2 million of increased depreciation for a property that opened in the third quarter of 2010. During the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, depreciation on assets at properties undergoing renovations increased by $3 million, and depreciation at a property opened in the third quarter 2010 increased by $2 million.

Other direct costs. Other direct costs represent costs associated with our vacation ownership operations. These costs increased by $2 million and decreased by $9 million in the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, respectively. During the first three months of 2010, we were awarded a favorable settlement of approximately $8 million related to a construction dispute at one of our vacation ownership properties. Additionally, expenses decreased $1 million for the nine month period as compared to the same period last year due to a reduction in recognized sales of vacation ownership properties.

Selling, general and administrative expenses. Selling, general and administrative costs increased by $2 million and $7 million in the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009, respectively. Included in selling, general and administrative expenses is the financial performance of the securities held in rabbi trusts to fund certain benefit programs. The financial performance of these securities resulted in decreases in cost of an insignificant amount and $5 million for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009, respectively. These expenses are offset in net gains (losses) and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings. Excluding these amounts, selling, general and administrative costs increased $2 million, or 4%, and $12 million, or 7%, in the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, respectively. Expenses for the three month period ending September 30, 2010 increased $2 million primarily due to increased compensation and related costs of $3 million. The nine month period increased $12 million primarily due to increased compensation and related costs of $6 million, travel and entertainment expenses of $4 million and professional fees of $2 million.

Net gains (losses) and interest income from marketable securities held to fund operating programs. Marketable securities held to fund our benefit programs funded through rabbi trusts resulted in a net gain of $11 million and $7 million in the three and nine months ended September 30, 2010, compared to a net gain of $12 million and $18 million in the three and nine months ended September 30, 2009, respectively, due to decreased performance of the underlying securities. The gains and losses on securities held in the rabbi trusts are offset by expenses in our owned and leased hotels expense and in selling, general and administrative expenses, having no net impact on our earnings. Of the $1 million change in the underlying securities in the three month period, an insignificant amount was offset in selling, general and administrative expenses and $1 million was offset in owned and leased hotel expenses. Of the $11 million change in the underlying securities in the nine month period, $5 million was offset in selling, general and administrative expenses and $6 million was offset in owned and leased hotel expenses. Marketable securities held to fund our Gold Passport program generated a net gain of $2 million and $5 million in the three and nine months ended September 30, 2010, compared to a $2 million and $4 million net gain for the three and nine months ended September 30, 2009, respectively. The gains and losses on securities held to fund our Gold Passport program are offset by corresponding changes to our owned and leased hotel revenues, thus having no net impact on our earnings.

Equity earnings (losses) from unconsolidated hospitality ventures. Our unconsolidated hospitality ventures generated a loss of $4 million and a gain of $2 million in the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, the ventures generated losses of $23 million and $11 million, respectively. During the third quarter of 2010, we recorded an impairment charge of $6 million related to an interest in a hotel property. During the nine months ended September 30, 2010, impairment charges totaled $15 million and included $9 million related to an interest in a vacation ownership property. For the nine months ended September 30, 2009, impairment charges totaled $10 million, of which $7 million related to an interest in a separate hospitality venture and $3 million related to an interest in a vacation ownership venture. Additionally, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, there was a decline of $4 million related to losses in 2010 on hotels newly opened in 2009.

Interest expense. Interest expense increased $1 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and decreased $2 million in the nine months ended September 30, 2010 compared to the same period in 2009. There was a $0 and a $13 million reduction in interest expense relating to the repayment of $600 million of senior subordinated notes in May 2009 for the three and nine month periods, respectively. Additionally, in 2009 we repaid two hotel loans resulting in a $6 million and $12 million reduction in interest expense for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, respectively. These reductions were partially offset by a $3 million and $18 million increase in interest expense for the three and nine months ended September 30, 2010, respectively, related to the issuance of the senior notes in August 2009. We had increased interest expense of $1 million and $5 million for the three and nine month periods, respectively, due to increased facility fees related to the amendment of our credit facility.

Asset impairments. Asset impairments for the three months ended September 30, 2010 and 2009 were $11 million and zero, respectively. Asset impairments for the nine months ended September 30, 2010 and 2009 were $14 million and $5 million, respectively. In connection with a planned sale of a Company owned airplane we recognized a $10 million impairment charge based on an estimate of net realizable value. During the second quarter of 2010 we recorded $3 million for the impairment of property and equipment in our owned and leased hotel segment. The 2009 charge of $5 million related to a definite lived intangible asset in our North American management and franchising segment.

Other income (loss), net. Other income (loss), net improved $40 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The improvement in the current period was primarily driven by the gain we recognized on extinguishment of debt in 2010. The table below provides a breakdown of other income (loss), net for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
(in millions except percentages)	2010	2009	Better / (Worse)
Interest income	$5	$5	$-	-%
Gains on other marketable securities	10	8	2	25.0%
Foreign currency losses	(1)	(1)	-	-%
Provisions on hotel loans (1)	(2)	-	(2)	(100.0)%
Gain on extinguishment of debt (2)	35	-	35	100.0%
Gain on sale of real estate (3)	6	-	6	100.0%
Other (4)	(1)	-	(1)	(100.0)%

Other income (loss), net	$52	$12	$40	333.3%

(1)	In the third quarter of 2010 we recorded $2 million in provisions related to certain hotel developer loans based on our assessment of their collectability.

(2)	During 2010, we extinguished $45 million of mortgage debt for a majority owned property as a result of executing a deed in lieu of foreclosure transaction with the lender. The deed was transferred to the lender on September 30, 2010 and at that time a gain on extinguishment of debt of $35 million was recorded. See Note 4 for further detail.

(3)	Represents a $6 million gain on the sale of the Hyatt Regency Greenville in the third quarter 2010.

(4)	Includes gains (losses) on asset retirements for each period presented.

Other income (loss), net improved by $106 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, largely due to debt settlement costs of $93 million incurred last year, as well as a $35 million gain recognized on extinguishment of debt in 2010. Cash distributions from cost method investments decreased $22 million as last year included a $21 million distribution from a non-hospitality related real estate venture. Foreign currency losses increased $9 million as last year included gains from unhedged currency exposures, which were hedged in the current year. The table below provides a breakdown of other income (loss), net for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
(in millions except percentages)	2010	2009	Better / (Worse)
Interest income	$15	$15	$-	-%
Gains on other marketable securities	12	11	1	9.1%
Income from cost method investments (1)	-	22	(22)	(100.0)%
Foreign currency gains (losses)	(3)	6	(9)	(150.0)%
Debt settlement costs (2)	-	(93)	93	100.0%
Provisions on hotel loans (3)	(2)	-	(2)	(100.0)%
Gain on extinguishment of debt (4)	35	-	35	100.0%
Gain on sale of real estate (5)	6	-	6	100.0%
Other (6)	(1)	(5)	4	80.0%

Other income (loss), net	$62	$(44)	$106	240.9%

(1)	Income from cost method investments for the nine months ended September 30, 2009 included $22 million in cash distributions from certain non—hospitality real estate partnerships.

(2)	Amount relates to costs associated with the repurchase of senior subordinated notes and early settlement of a subscription agreement. The costs include $88 million of make-whole interest payments and early settlement premiums and a $5 million write–off of deferred financing costs.

(3)	In the third quarter of 2010 we recorded $2 million in provisions related to certain hotel developer loans based on our assessment of their collectability.

(4)	During 2010, we extinguished $45 million of mortgage debt for a majority owned property as a result of executing a deed in lieu of foreclosure transaction with the lender. The deed was transferred to the lender on September 30, 2010 and at that time a gain on extinguishment of debt of $35 million was recorded. See Note 4 for further detail.

(5)	Represents a $6 million gain on the sale of the Hyatt Regency Greenville in the third quarter 2010.

(6)	Includes gains (losses) on asset retirements for each period presented.

Provision for income taxes. The effective tax rate from continuing operations for the three months ended September 30, 2010 and 2009 was 36.3% and 13.8%, respectively, and was 37.7% and 28.7%, respectively, for the nine months ended September 30, 2010 and 2009.

For the three months ended September 30, 2010, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to an increase of $2 million in state taxes related to a gain on the extinguishment of debt offset by earnings from foreign jurisdictions that are taxed at lower rates. For the nine months ended September 30, 2010, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to an increase of $2 million in state taxes related to a gain on the extinguishment of debt and an increase of $7 million in uncertain tax positions (including $5 million of interest and penalties). The resulting increase in tax was largely offset by earnings from foreign jurisdictions, that are taxed at lower rates and a benefit of $7 million due do a release of valuation allowance related to certain foreign net operating losses.

For the three months ended September 30, 2009, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily from the benefits from U.S. operating losses and foreign earnings taxed at lower rates. For the nine months ended September 30, 2009, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to benefits from operating losses at our U.S. operations, which included costs associated with the repurchase of senior subordinated notes and early settlement of a subscription agreement recognized during 2009. The resulting tax benefit was partially offset by taxes recorded against income earned by our foreign-based operations, plus $7 million of tax expense for unrecognized tax benefits and a charge of $3 million to write down certain U.S. deferred tax assets.

Our effective income tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items.

Discontinued operations. During the nine months ended September 30, 2010, we sold a residential property for a gain of $6 million, net of taxes. During the three months ended September 30, 2010 we sold a non-Hyatt branded hotel for a gain of $1 million, net of taxes. We have recognized an insignificant net loss from operations for the three months ended September 30, 2010 and 2009, respectively. We have recognized $3 million of a net loss from operations for both the nine months ended September 30, 2010 and 2009, which was primarily driven by impairment charges in both periods related to the hotel. We have no continuing involvement in either property.

Segment Results

We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA, as described in Note 14 to our condensed consolidated financial statements. The segment results presented below are presented before intersegment eliminations.

Owned and Leased Hotels. Revenues increased $17 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, which included $1 million of net unfavorable currency effects. Revenues increased $76 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, which included $11 million of net favorable currency effects. Comparable owned and leased hotel revenues increased $24 million and $92 million in the three months and nine months ended September 30, 2010, respectively, versus the comparable periods in 2009. The comparable revenue increases were driven by RevPAR gains of 6.9% for the three months ended September 30, 2010 and 8.8% for the nine months ended September 30, 2010. The improvements in RevPAR were driven primarily by increased occupancy for group business. There were higher food and beverage revenues in 2010 associated with the increase in group business, as compared to last year. Transient occupancy declined for the third quarter of 2010 versus the comparable period in 2009, however, transient rates increased.

For the three months ended September 30, 2010 compared to the three months ended September 30, 2009, the increase in comparable revenues was largely driven by overall increased business performance, in addition to improved performance at a hotel that was affected by significant renovations completed in 2009. For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, the comparable revenue increase was also largely driven by the overall increased business performance, as well as significant strength at our international owned hotels. The nine months ended September 30, 2010 were also favorably impacted by improved performance at a hotel that was affected by significant renovations completed in 2009, as well as the Olympics held in Vancouver during the first quarter of 2010. These increases were partially offset by a decline of $7 million and $16 million in revenues from non-comparable hotels for the three months and nine months ended September 30, 2010, respectively, versus the comparable periods in 2009, due primarily to the sale of the Hyatt Regency Boston hotel in the first quarter of 2010. This impact was lessened in the third quarter of 2010 due to the opening of our Andaz Fifth Avenue property in July 2010.

	Three Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2010	2009	Variance	2010	2009	Change in Occ % pts	2010	2009	Variance
Full Service	$125	$117	6.6%	73.2%	69.9%	3.3%	$171	$168	1.8%
Select Service	71	65	8.4%	79.6%	72.2%	7.5%	89	91	(1.8)%
Total Owned and Leased Hotels	$111	$104	6.9%	74.8%	70.5%	4.4%	$149	$148	0.7%

						Three Months Ended September 30,
(in millions except percentages)						2010	2009	Variance
Segment Revenues						$455	$438	$17	3.9%

Segment Adjusted EBITDA						$84	$72	$12	16.7%

	Nine Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2010	2009	Variance	2010	2009	Change in Occ % pts	2010	2009	Variance
Full Service	$124	$114	9.1%	70.5%	64.9%	5.6%	$176	$176	0.5%
Select Service	68	64	6.8%	75.8%	66.9%	8.9%	89	95	(5.8)%
Total Owned and Leased Hotels	$110	$101	8.8%	71.9%	65.4%	6.4%	$153	$155	(1.0)%

						Nine Months Ended September 30,
(in millions except percentages)						2010	2009	Variance
Segment Revenues						$1,389	$1,313	$76	5.8%

Segment Adjusted EBITDA						$269	$229	$40	17.5%

Adjusted EBITDA increased by $12 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, which included an insignificant favorable currency effect. Adjusted EBITDA increased by $40 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, which included $2 million in favorable currency effects. Comparable owned and leased hotel performance improved $11 million and $42 million for the three and nine months ended September 30, 2010, respectively, compared to the three and nine months ended September 30, 2009, primarily due to the aforementioned revenue growth partially offset by increased operating costs from incentive compensation and other variable costs related to higher occupancy. Additionally, our pro rata share of unconsolidated hospitality ventures Adjusted EBITDA increased $3 million for the three months ended September 30, 2010 and increased $7 million for the nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009, primarily due to improved operating performance. Adjusted EBITDA for non-comparable hotels decreased $2 million and $9 million for the three and nine months ended September 30, 2010, respectively, compared to the three and nine months ended September 30, 2009, primarily due to the sale of the Hyatt Regency Boston hotel in the first quarter of 2010.

North American management and franchising. North American management and franchising revenues increased by $46 million and $72 million in the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, respectively. Other revenues from managed properties increased $40 million and $62 million for the three and nine months ended September 30, 2010, respectively, versus the comparable periods in 2009 due to increased cost reimbursements from our managed properties, which grew as higher occupancy increased hotel variable costs. Management and franchise fees increased $6 million and $10 million in the three and nine months ended September 30, 2010, when compared to the same periods in 2009. Our full service hotel occupancy grew by 3.6% and 4.3% points, respectively, primarily driven by increases in group demand and year over year rate improvement for transient guests. RevPAR at our select service hotels in the three and nine months ended September 30, 2010 increased by 9.1% and 6.6%, respectively, compared to the three and nine months ended September 30, 2009 driven by significant occupancy improvement as we continue to grow market share. Additionally, we also experienced growth in fees for newly opened full service and select service hotels.

	Three Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2010	2009	Variance	2010	2009	Change in Occ % pts	2010	2009	Variance
North American Full Service	$112	$104	7.5%	73.6%	70.1%	3.6%	$152	$149	2.3%
North American Select Service	70	64	9.1%	75.7%	70.5%	5.2%	92	91	1.6%

						Three Months Ended September 30,
(in millions except percentages)						2010	2009	Variance
Segment Revenues
Management, Franchise and Other Fees						$48	$42	$6	14.3%
Other Revenues from Managed Properties						330	290	40	13.8%

Total Segment Revenues						$378	$332	$46	13.9%

Segment Adjusted EBITDA						$37	$28	$9	32.1%

	Nine Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2010	2009	Variance	2010	2009	Change in Occ % pts	2010	2009	Variance
North American Full Service	$110	$105	4.1%	70.5%	66.3%	4.3%	$156	$159	(2.2)%
North American Select Service	67	63	6.6%	72.6%	65.1%	7.5%	93	97	(4.4)%

						Nine Months Ended September 30,
(in millions except percentages)						2010	2009	Variance
Segment Revenues
Management, Franchise and Other Fees						$145	$135	$10	7.4%
Other Revenues from Managed Properties						941	879	62	7.1%

Total Segment Revenues						$1,086	$1,014	$72	7.1%

Segment Adjusted EBITDA						$109	$94	$15	16.0%

Adjusted EBITDA increased by $9 million and $15 million in the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, respectively. These increases were due primarily to increased management and franchise fees of $6 million and decreased professional fee expenses of $2 million in three months ended September 30, 2010. The nine months ended September 30, 2010 were also favorably impacted by increased management and franchise fees of $10 million, decreased professional fee expenses of $3 million and decreased bad debt expenses of $2 million.

International management and franchising. International management and franchising revenues increased by $7 million and $25 million, which included an insignificant amount and $3 million in net favorable currency impacts in the three and nine months ended September 30, 2010, respectively, when compared to the three and nine months ended September 30, 2009. For the three months ended September 30, 2010, the $4 million increase in fees was driven by a 17.3% increase (or 15.1% increase, excluding the favorable currency impact) in RevPAR for our comparable systemwide international full service hotels, resulting from occupancy and rate growth, with particularly strong RevPAR results from our hotels in Asia Pacific. For the nine months ended September 30, 2010, the $16 million increase in fees was driven by a 19.1% increase (or 14.0% increase, excluding the favorable currency impact) in RevPAR for our comparable systemwide international full service hotels. The increase resulted from occupancy and rate growth, with particularly strong RevPAR results from our hotels in Asia, especially in China.

	Three Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2010	2009	Variance	2010	2009	Change in Occ % pts	2010	2009	Variance
International Full Service	$137	$116	17.3%	64.9%	58.9%	6.0%	$210	$197	6.5%

						Three Months Ended September 30,
(in millions except percentages)						2010	2009	Variance
Segment Revenues
Management, Franchise and Other Fees						$31	$27	$4	14.8%
Other Revenues from Managed Properties						17	14	3	21.4%

Total Segment Revenues						$48	$41	$7	17.1%

Segment Adjusted EBITDA						$17	$13	$4	30.8%

	Nine Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2010	2009	Variance	2010	2009	Change in Occ % pts	2010	2009	Variance
International Full Service	$137	$115	19.1%	64.4%	56.9%	7.5%	$212	$202	5.3%

						Nine Months Ended September 30,
(in millions except percentages)						2010	2009	Variance
Segment Revenues
Management, Franchise and Other Fees						$97	$81	$16	19.8%
Other Revenues from Managed Properties						49	40	9	22.5%

Total Segment Revenues						$146	$121	$25	20.7%

Segment Adjusted EBITDA						$49	$36	$13	36.1%

Adjusted EBITDA increased by $4 million and $13 million, which included an insignificant amount and $2 million in net favorable currency effects in the three and nine months ended September 30, 2010, respectively, when compared to the three and nine months ended September 30, 2009. The increases were primarily due to increased management and franchise fees of $4 million and $16 million, respectively. For the nine months ended September 30, 2010, the increased fees were partially offset by an increase in bad debt expense of $2 million recognized in the first quarter of 2010.

Corporate and other. Corporate and other includes unallocated corporate expenses and the results of our vacation ownership business. Revenues increased $1 million and declined by $4 million in the three and nine months ended September 30, 2010, respectively, when compared to the three and nine months ended September 30, 2009 due primarily to a decrease in revenue recognized during the first quarter for sales contracts written in prior periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions except percentages)	2010	2009	Variance		2010	2009	Variance
Corporate and other Revenues	$16	$15	$1	6.7%	$48	$52	$(4)	(7.7)%

Corporate and other Adjusted EBITDA	$(27)	$(21)	$(6)	(28.6)%	$(69)	$(56)	$(13)	(23.2)%

Adjusted EBITDA declined $6 million and $13 million in the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, respectively. The decline for the three month period was driven by unallocated corporate expenses, primarily increased compensation and related benefits expense of $3 million and increased travel and entertainment expenses of $1 million for the three months ended September 30, 2010. For the nine months ended September 30, 2010 vacation ownership Adjusted EBITDA improved $4 million due to a decline in expenses of $9 million driven primarily by a favorable settlement of approximately $8 million related to a construction dispute at one of our vacation ownership properties. More than offsetting this improvement was a decline in Adjusted EBITDA of $18 million for unallocated corporate expenses, primarily due to increased professional fees of $6 million, increased compensation and related benefits expense of $6 million, and increased travel and entertainment expenses of $2 million for the nine months ended September 30, 2010.

Eliminations. Eliminations of $18 million and $20 million for the three months ended September 30, 2010 and 2009, respectively, and eliminations of $60 million and $58 million for the nine months ended September 30, 2010 and 2009, respectively, primarily represent fees charged by our management and franchising segments to our owned and leased hotels for managing their operations.

Non-GAAP Measure Reconciliation

We use the term Adjusted EBITDA throughout this quarterly report. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define consolidated Adjusted EBITDA as net income (loss) attributable to Hyatt Hotels Corporation plus our pro-rata share of unconsolidated hospitality ventures Adjusted EBITDA based on our ownership percentage of each venture, adjusted to exclude the following items:

•	equity earnings (losses) from unconsolidated hospitality ventures;

•	asset impairments;

•	other income (loss), net;

•	discontinued operations, net of tax;

•	net loss (income) attributable to noncontrolling interests;

•	depreciation and amortization;

•	interest expense; and

•	(provision) benefit for income taxes.

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

The following tables sets forth Adjusted EBITDA by segment for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
(in millions, except percentages)	2010	2009	Variance
Owned and leased hotels	$84	$72	$12	16.7%
North American management and franchising	37	28	9	32.1%
International management and franchising	17	13	4	30.8%
Corporate and other	(27)	(21)	(6)	(28.6)%

Consolidated Adjusted EBITDA	$111	$92	$19	20.7%

	Nine Months Ended September 30,
(in millions, except percentages)	2010	2009	Variance
Owned and leased hotels	$269	$229	$40	17.5%
North American management and franchising	109	94	15	16.0%
International management and franchising	49	36	13	36.1%
Corporate and other	(69)	(56)	(13)	(23.2)%

Consolidated Adjusted EBITDA	$358	$303	$55	18.2%

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income (loss) attributable to Hyatt Hotels Corporation for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Adjusted EBITDA	$111	$92	$358	$303
Equity earnings (losses) from unconsolidated hospitality ventures	(4)	2	(23)	(11)
Asset impairments	(11)	-	(14)	(5)
Other income (loss), net	52	12	62	(44)
Discontinued operations, net of tax	1	-	4	(3)
Net loss (income) attributable to noncontrolling interests	-	(1)	1	1
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(18)	(15)	(50)	(43)

EBITDA	131	90	338	198
Depreciation and amortization	(68)	(68)	(204)	(198)
Interest expense	(16)	(15)	(40)	(42)
(Provision) benefit for income taxes	(17)	(2)	(34)	11

Net income (loss) attributable to Hyatt Hotels Corporation	$30	$5	$60	$(31)

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

We may from time to time seek to retire or purchase our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Sources and Uses of Cash

At September 30, 2010, we had cash and cash equivalents of $1.0 billion, compared to cash and cash equivalents of $1.3 billion at December 31, 2009. Additionally, we had short-term investments in certificates of deposit and other marketable securities of $604 million and $104 million as of September 30, 2010 and December 31, 2009, respectively.

During the first quarter of 2010 we established an investment account for purposes of investing our cash resources. Beginning in the second quarter of 2010, we began transferring cash and cash equivalent balances to the account for investment in highly liquid and transparent commercial paper, corporate notes and bonds, U.S. treasuries and U.S. agencies, and money market funds.

We classify these investments as short-term investments based on their nature and their availability for use in current operations. We believe the overall credit quality of our portfolio is strong, with our fixed income portfolio invested in securities with a weighted-average credit rating of Aa3/AA -.

	Nine Months Ended September 30,
(in millions)	2010	2009
Cash provided by (used in):
Operating activities	$300	$221
Investing activities	(616)	(279)
Financing activities	(8)	933
Cash provided by discontinued operations	5	-
Effects of changes in exchange rate on cash and cash equivalents	(2)	(6)

Net change in cash and cash equivalents	$(321)	$869

Cash Flows from Operating Activities

Cash flows provided by operating activities totaled $300 million in the nine months ended September 30, 2010, compared to $221 million in the same period last year. Cash flow increased significantly in 2010 compared to 2009, as 2010 was positively impacted by increased cash generated by operating performance across all segments, while 2009 was negatively impacted by the early settlement of a Subscription Agreement in 2009 (of which $77 million was a use of cash). These increases to cash were partially offset by an increase in taxes paid in 2010 compared to 2009, and the Company’s funding of its deferred compensation plans from its deferred incentive compensation plans in the second quarter of 2010.

Cash Flows from Investing Activities

Cash flows used in investing activities totaled $616 million in the nine months ended September 30, 2010, compared to $279 million in the same period last year. For the nine months ended September 30, 2010, our net investment activity was as follows: we invested $399 million in marketable securities, $90 million in short-term investments, $14 million in equity securities and $68 million in unconsolidated hospitality ventures, compared to investments of $41 million in unconsolidated hospitality ventures in the same period last year. Additionally, our investing activities in the first nine months of 2010 included a reduction of $22 million in returns of investments. During the nine months ended September 30, 2010, we sold the Hyatt Regency Greenville, resulting in $15 million net proceeds from sale of real estate. During the nine months ended September 30, 2009 we invested $109 million, net of cash received, for the acquisition of our Hyatt Regency Boston property. This property was subsequently sold during the first quarter of 2010, resulting in $113 million of proceeds from sale of real estate in the nine months ended September 30, 2010.

Cash Flows from Financing Activities

Cash flows used in financing activities totaled $8 million in the nine months ended September 30, 2010, compared to cash flows provided by financing activities of $933 million during the nine months ended September 30, 2009. For the nine months ended September 30, 2010 the activity was primarily related to repayments on debt obligations. In 2009, we repurchased $600 million in outstanding senior subordinated notes from investors and paid down the net balance of $30 million outstanding on our revolving credit facility as well as $23 million in capital lease obligations. In connection with the settlement of a subscription agreement in May 2009, we sold 10.9 million shares of common stock to existing investors for a purchase price of $600 million. In addition, we issued additional shares of common stock to investors in exchange for cash of $755 million, net of transaction costs of $4 million. In August 2009, we issued senior unsecured notes with aggregate principal amount of $500 million issued at a discount of $498 million, which was used to repay $249 million of secured debt.

The following is a summary of our debt to capital ratios:

(in millions, except percentages)	September 30, 2010	December 31, 2009
Consolidated debt (1)	$808	$852
Stockholders’ equity	5,105	5,016

Total capital	5,913	5,868

Total debt to total capital	13.7%	14.5%

Consolidated debt (1)	808	852
Less: Cash and cash equivalents and short-term investments	1,610	1,431

Net consolidated debt (cash)	(802)	(579)

Net debt to total capital	-13.6%	-9.9%

(1)	Excludes approximately $516 million of our share of unconsolidated hospitality venture indebtedness as of September 30, 2010, substantially all of which is non-recourse to us.

Capital Expenditures

We routinely make capital expenditures to enhance our business. We divide our capital expenditures into maintenance, enhancements to existing properties and investment in new facilities.

During the nine months ended September 30, 2010, we had total capital expenditures of $150 million, which included $39 million related to a new property in New York. During the comparable period in 2009, our total capital expenditures were $154 million, which included $48 million related to the aforementioned new property. Due to a combination of our normal timing of capital expenditures combined with significant enhancements that began in the second half of 2010 at five of our owned properties, we expect fourth quarter 2010 capital expenditure levels to be proportionately higher than each of the first three quarters of 2010. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations and other factors.

Revolving Credit Facility

Under the terms of our five-year $1.5 billion unsecured revolving credit facility, $370 million of credit availability matured June 29, 2010, with the remaining availability of $1,130 million maturing June 29, 2012. The revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper back-up and permitted investments and acquisitions. We have the option to increase our facility by an aggregate amount not to exceed $370 million, subject to certain conditions, including, without limitation, our ability to secure commitments from one or more new lenders to provide such increase.

The average daily borrowings under the revolving credit facility were $0 and $55 million for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010 and December 31, 2009, we had no borrowings outstanding under our revolving credit facility. We did, however, have $81 million and $79 million in outstanding undrawn letters of credit that are issued under our revolving credit facility (and reduce the availability thereunder by the corresponding amount) as of September 30, 2010 and December 31, 2009, respectively.

Letters of Credit

We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $90 million in letters of credit outstanding at September 30, 2010 and $91 million in letters of credit outstanding at December 31, 2009. We had letters of credit issued directly with financial institutions of $9 million and $12 million at September 30, 2010 and at December 31, 2009, respectively.

Covenants

As of September 30, 2010, we are in compliance with all of the financial covenants required under both our Revolving Credit Facility and our senior unsecured notes.

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

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At September 30, 2010, we were a party to hedging transactions including the use of derivative financial instruments, as discussed below.

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

As of September 30, 2010, we had entered into four $25 million interest swap contracts, each of which expires on August 15, 2015 and effectively converts a total of $100 million of the $250 million senior unsecured notes issued on August 10, 2009 with a maturity date of August 15, 2015 (“2015 Notes”) to floating rate debt based on three-month LIBOR plus a fixed rate component. The fixed rate component of each swap varies by contract, with a range from 2.68% to 2.9675%. The fixed to floating interest rate swaps were designated as a fair value hedge as their objective is to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as hedges at inception and at September 30, 2010 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes. At September 30, 2010, the fixed to floating interest rate swaps were recorded within other assets for $7 million, offset by a fair value adjustment to long-term debt of $7 million. See Note 7 to the accompanying condensed consolidated financial statements for a description of changes related to our interest rate risk since December 31, 2009.

A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $1 million and $1 million, respectively.

Foreign Currency Exposures and Exchange Rate Instruments

We conduct business in various foreign currencies and use foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. These foreign currency exposures typically arise from intercompany loans and other intercompany transactions. The net U.S. dollar equivalent of the notional amount of the forward contracts as of September 30, 2010 was $270 million, all of which expire within the next twelve months. We intend to offset the gains and losses related to our intercompany loans and transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect to net income (loss) attributable to Hyatt Hotels Corporation. We expect to continue this practice relating to our intercompany loans and transactions, and may also begin to manage the risks associated with other transactional and translational foreign currency volatility within our business.

ITEM 4T.	Controls and Procedures.

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

Other than as stated below, at September 30, 2010, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Risks Related to Corporate Governance and Stockholder Matters

A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well.

Future sales of Class A common stock issuable upon conversion of Class B common stock in the public market, or the perception in the market that the holders of a large number of shares of Class B common stock intend to sell shares, could reduce the market price of our Class A common stock. As of September 30, 2010, we had 44,462,592 shares of Class A common stock outstanding and 129,466,000 shares of Class B common stock outstanding.

Of the outstanding shares, 44,437,511 shares of Class A common stock are freely tradable in the public market without restriction or further registration under the Securities Act, unless these shares are held by any of our “affiliates,” as that term is defined in Rule 144 under the Securities Act. The remaining 25,081 outstanding shares of Class A common stock and 129,466,000 outstanding shares of Class B common stock are “restricted securities,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Restricted securities may be sold in the public market only if they are registered under the Securities Act or they qualify for an exemption from registration under Rule 144 or Rule 701 under the Securities Act.

Substantially all of these restricted securities are subject to contractual lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement, Amended and Restated Foreign Global Hyatt Agreement, Amended and Restated Agreement Relating to Stock or the 2007 Stockholders’ Agreement as described in Part I, Item 1, “Business-Stockholder Agreements” of our Annual Report on Form 10-K for the year ended December 31, 2009. These additional restrictions may be amended, waived or terminated by the parties to those lock-up agreements in accordance with the terms of those agreements without our consent and without notice or, with respect to the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement, the 25% limitation on sales of our common stock may, with respect to each 12 month period, be increased to a higher percentage or waived entirely by the unanimous affirmative vote of our independent directors (excluding for such purposes any Pritzker). All shares of Class A common stock, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, will be eligible for resale in compliance with Rule 144 or Rule 701 to the extent the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement, Amended and Restated Foreign Global Hyatt Agreement, Amended and Restated Agreement Relating to Stock or 2007 Stockholders’ Agreement, as applicable, are waived or terminated with respect to such shares.

Assuming the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement, Amended and Restated Foreign Global Hyatt Agreement, Amended and Restated Agreement Relating to Stock and the 2007 Stockholders’ Agreement are not amended, waived or terminated and assuming the parties to these agreements sell the maximum amount permitted to be sold during the first time period that such shares are eligible to be sold, and subject to the provisions of Rule 144 and/or Rule 701 under the Securities Act, these restricted securities will be available for sale in the public market as follows:

Number of Shares	Time Period
7,204,303	Between now and November 4, 2010.
27,645,840	After 12 months and up to 24 months from November 4, 2009.
25,862,195	After 24 months and up to 36 months from November 4, 2009.
21,432,729	After 36 months and up to 42 months (3 1/2 years) from November 4, 2009.
10,217,835	After 42 months (3 1/2 years) and up to 48 months from November 4, 2009.
7,244,865	After 48 months and up to 54 months (4 1/2 years) from November 4, 2009.
9,827,704	After 54 months (4 1/2 years) and up to 60 months from November 4, 2009.
6,400,368	After 60 months and up to 66 months (5 1/2 years) from November 4, 2009.
9,243,858	After 66 months (5 1/2 years) and up to 72 months from November 4, 2009.
4,961,921	After 72 months from November 4, 2009.

In addition, 9,227,437 shares of our Class A common stock are reserved for issuance under our LTIP, and an additional 36,273 shares of our Class A common stock are held in treasury and available for awards under our LTIP. Together, these 9,263,710 shares of Class A common stock will become eligible for sale in the public market once those shares are issued or awarded under our LTIP, subject to provisions of various award agreements and Rule 144, as applicable.

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

The other information presented below is being filed as a result of the retrospective presentation and disclosure requirements for discontinued operations and segment disclosures. The Company will be required to reflect these changes in presentation and disclosure for all periods presented in future filings with the SEC. The summarized information below includes changes to the Company’s results from continuing operations for the years ended December 31, 2009, 2008 and 2007 due to our decision to sell the Amerisuites Orlando and the Residences during 2010. As we have no continuing involvement in these properties, their operating results were reclassified to discontinued operations. Refer to Note 5 of Part I, Item 1, “Financial Statements” for further detail on these transactions. Additionally, effective January 1, 2010 we have revised our presentation of the Company’s North American management and franchising and international management and franchising segments to reflect the movement of our North American Park Hyatt and Andaz branded hotels that were previously managed by and reported within our international management and franchising segment, regardless of the property’s location. The segment financial data for 2009, 2008 and 2007 has been adjusted to reflect this change. Both of these items were first reported in our Form 10-Q for the quarterly period ended March 31, 2010.

This information is intended to assist investors in making comparisons of the Company’s historical financial information with future financial information. The reported financial information below has been revised to conform to the current presentation.

Discontinued Operations

The tables below summarize our total revenues and our income (loss) from continuing operations as originally reported in our Form 10-K for the fiscal year ended December 31, 2009 adjusted to reflect the revised presentation of our operating results due to the Company’s decision to classify the Amerisuites Orlando and the Residences as discontinued operations.

	Years Ended December 31,
(in millions)	2009	2008	2007
Total revenues, as reported	$3,332	$3,837	$3,738
Revenues from discontinued operations	(2)	(2)	(3)

Total revenues, as adjusted	$3,330	$3,835	$3,735

Income (loss) from continuing operations, as reported	$(45)	$114	$266
Income (loss) from discontinued operations	(2)	(1)	-

Income (loss) from continuing operations, as adjusted	$(43)	$115	$266

Segment Realignment

Prior to January 1, 2010, all of our Park Hyatt and Andaz branded hotels were managed by and reported within our international management and franchising segment, regardless of the property’s location. Effective January 1, 2010, our Park Hyatt and Andaz branded hotels are now managed and reported geographically by the respective North American or international management and franchising segment consistent with our other brands. As a result of this change, we are reporting the fiscal year 2009, 2008 and 2007 operating results for the Park Hyatt and Andaz branded hotels located in North America in the North American management and franchising segment.

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

	Years Ended December 31,
(in millions)	2009	2008	2007
North American Management and Franchising
Revenues	$1,387	$1,481	$1,453
Intersegment Revenues (a)	63	87	69
Adjusted EBITDA	121	168	177
Total Assets	312	292

International Management and Franchising
Revenues	176	219	213
Intersegment Revenues (a)	17	20	17
Adjusted EBITDA	62	96	97
Total Assets	168	164

(a) Intersegment revenues are included in the segment revenue totals and eliminated in Eliminations

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

10.1	Form of Restricted Stock Unit Award Agreement under Long-Term Incentive Plan

10.2	Amendment to Hyatt Hotels Corporation Non-Employee Director Restricted Stock Unit Award Agreements

10.3	Amendment to Hyatt Hotels Corporation Restricted Stock Unit Award Agreements

10.4 10.5

Second Amendment to Hyatt Hotels Corporation Special Restricted Stock Unit Award Agreements

Second Amendment to Hyatt Hotels Corporation Special Restricted Stock Unit Award Agreement (with Mark S. Hoplamazian)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyatt Hotels Corporation

Date: November 3, 2010	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal accounting and financial officer of the registrant.

Date: November 3, 2010	By:	/s/ Harmit J. Singh
Harmit J. Singh
Chief Financial Officer
(Principal Accounting and Financial Officer)