Form 10-K
period 2010-12-31
Hyatt Hotels Corp
filed 2011-02-17
CIK 1468174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2010, the aggregate market value of the registrant’s Class A common stock, $0.01 par value, held by non-affiliates of the registrant was approximately $1,619.9 million (based upon the closing sale price of the Class A common stock on that date on The New York Stock Exchange). The market value of the registrant’s Class B common stock is not included in the above value as there is no active market for such stock.

As of January 31, 2011, there were 44,502,196 shares of the registrant’s Class A common stock, $0.01 par value, outstanding and 129,466,000 shares of the registrant’s Class B common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be held on June 15, 2011.

HYATT HOTELS CORPORATION

FISCAL YEAR ENDED DECEMBER 31, 2010

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

•	the rate and the pace of economic recovery following the economic downturn;

•	levels of spending in business and leisure segments as well as consumer confidence;

•	declines in occupancy and average daily rate;

•	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;

•	travel-related accidents;

•	natural or man-made disasters such as earthquakes, tsunamis, tornados, hurricanes, floods and oil spills;

•	the seasonal and cyclical nature of the real estate and hospitality businesses;

•	changes in distribution arrangements, such as through internet travel intermediaries;

•	changes in the tastes and preferences of our customers;

•	relationships with associates and labor unions and changes in labor law;

•	financial condition of, and our relationships with, third-party property owners, franchisees and hospitality venture partners;

•	risk associated with potential acquisitions and dispositions and the introduction of new brand concepts;

•	changes in federal, state, local or foreign tax law;

•	increases in interest rates and operating costs;

•	fluctuations in currency exchange rates;

•	lack of acceptance of new brands or innovation;

•	general volatility of the capital markets and our ability to access the capital markets;

•	changes in the competitive environment in our industry and the markets where we operate;

•	outcomes of legal proceedings; and

•	violations of regulations or laws related to our franchising business.

These factors are not necessarily all of the important factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Terms Used in this Annual Report

Unless otherwise specified or the context otherwise requires, references in this annual report to “we,” “our,” “us,” “Hyatt,” “HHC,” and the “Company” refer to Hyatt Hotels Corporation and its consolidated subsidiaries.

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

As used in this annual report, the term “properties” refers to hotels that we manage, franchise, own or lease and our residential and vacation ownership units that we develop, sell and manage. “Hyatt-branded” refers to properties operated under our brands, including Park Hyatt, Andaz (our newest full service brand), Grand Hyatt, Hyatt Regency, Hyatt, Hyatt Place and Hyatt Summerfield Suites. Residential ownership units refers to residential units that we manage, provide services to or license our trademarks with respect to (such as serviced apartments and Hyatt-branded residential units), some of which we own, that are part of mixed-use projects and are often adjacent to a Hyatt-branded full service hotel. Vacation ownership units refers to the fractional and timeshare units that we develop, sell or manage that are part of the Hyatt Vacation Club, which is in the process of changing its name to Hyatt Residence Club. Hospitality ventures refer to entities in which we own less than a 100% equity interest.

As used in this annual report, the term “associates” refers to the more than 85,000 individuals working at our corporate and regional offices and our managed, franchised and owned properties. Of these 85,000 associates, we directly employ approximately 45,000. The remaining associates are employed by certain third-party owners and franchisees of our hotels.

Hyatt®, Park Hyatt®, Andaz®, Grand Hyatt®, Hyatt Regency®, Hyatt Place®, Hyatt Summerfield Suites®, Hyatt Vacation Club®, Hyatt Residence Club™, Hyatt Gold Passport®, Hyatt Resorts™ and related trademarks, logos, trade names and service marks appearing in this annual report are the property of Hyatt Corporation, a wholly owned subsidiary of Hyatt Hotels Corporation. All other trademarks, trade names or service marks appearing in this annual report are the property of their respective owners.

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

Overview

Hyatt Hotels Corporation is a global hospitality company with widely recognized, industry leading brands and a tradition of innovation developed over our more than fifty-year history. Our mission is to provide authentic hospitality by making a difference in the lives of the people we touch every day. We focus on this mission in pursuit of our goal of becoming the most preferred brand in each customer segment that we serve for our associates, guests and owners. We support our mission and goal by adhering to a set of core values that characterize our culture. We believe that our mission, goal and values, together with the strength of our brands, strong capital and asset base and opportunities for expansion, provide us with a platform for long-term value creation.

We manage, franchise, own and develop Hyatt-branded hotels, resorts and residential and vacation ownership properties around the world. As of December 31, 2010, our worldwide portfolio consisted of 453 Hyatt-branded properties (127,507 rooms and units), including:

•	177 managed properties (68,239 rooms), all of which we operate under management agreements with third-party property owners;

•	132 franchised properties (20,249 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	90 owned properties (including 3 consolidated hospitality ventures) (23,637 rooms) and 6 leased properties (2,851 rooms), all of which we manage;

•	24 managed properties owned or leased by unconsolidated hospitality ventures (10,330 rooms);

•	15 vacation ownership properties (962 units), all of which we manage; and

•	9 residential properties (1,239 units), all of which we manage and some of which we own.

Our full service hotels and resorts operate under five world-recognized brands, Park Hyatt, Andaz, Grand Hyatt, Hyatt Regency and Hyatt. Our two select service brands are Hyatt Place and Hyatt Summerfield Suites (an extended stay brand). We develop, sell or manage vacation ownership properties in select locations as part of the Hyatt Vacation Club, which is in the process of changing its name to Hyatt Residence Club. We also manage, provide services to or license our trademarks with respect to residential ownership units that are often adjacent to a Hyatt-branded full service hotel. We consult with third parties in the design and development of such mixed-use projects based on our expertise as a manager and owner of vacation ownership properties, residential properties and hotels.

Our associates, whom we also refer to as members of the Hyatt family, are more than 85,000 individuals working at our corporate and regional offices and our managed, franchised and owned properties in 45 countries around the world. Substantially all of our hotel general managers are trained professionals in the hospitality industry with extensive hospitality experience in their local markets and host countries. The general managers of our managed properties are empowered to manage their properties on an independent basis based on their market knowledge, management experience and understanding of our brands. Our associates and hotel general managers are supported by our divisional management teams located in cities around the world and our executive management team, headquartered in Chicago.

We primarily derive our revenues from hotel operations, management and franchise fees, other revenues from managed properties and sales of vacation ownership properties. For the years ended December 31, 2010 and 2009, revenues totaled $3.5 billion and $3.3 billion, respectively, net income (loss) attributable to Hyatt Hotels Corporation totaled $66 million and $(43) million, respectively, and Adjusted EBITDA totaled $476 million and $406 million, respectively. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Business Metrics Evaluated by Management – Adjusted EBITDA” for our definition of Adjusted EBITDA, why we present it and for a reconciliation of our consolidated Adjusted EBITDA to net income (loss) attributable to Hyatt Hotels Corporation for the periods presented. For the years ended December 31, 2010 and 2009, 79.4% and 80.4% of our revenues were derived from operations in the United States, respectively. As of December 31, 2010, 74.3% of our long-lived assets were located in the United States. As of December 31, 2010, we had total debt of $771 million, cash and cash equivalents of $1.1 billion and short-term investments of $524 million. As of December 31, 2010, we had available borrowing capacity of $1.1 billion under our revolving credit facility. These sources provide us with significant liquidity and resources for future growth.

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

Our mission, goal and values are interdependent, and we refer to this interdependence as the “Hyatt value chain.” The Hyatt value chain begins with our associates. We believe that our efforts to engage our associates in planning for how we can better serve our fellow associates, guests and owners contributes to their commitment to genuine service, which is the first step to achieving high levels of guest satisfaction. In our view, motivating our associates to become personally involved in serving and demonstrating loyalty to our guests is central to fulfilling our mission. We rely upon the management teams at each of our managed properties to lead by example and we provide them with the appropriate autonomy to make operational decisions in the best interest of the hotel and brand. We believe the managers of our franchised properties are experienced operators with high standards and have demonstrated commitment to our values and our approach to guest service that is designed to enhance guest satisfaction. High levels of guest satisfaction lead to increased guest preference for our brands, which we believe results in a strengthened revenue base over the long term. We also believe that engaged associates will enhance efficient operation of our properties, resulting in improved financial results for our property owners. Sustained adherence to these principles is a basis for our brand reputation and is one of the principal factors behind the decisions by our diverse group of hotel owners and developers to invest in Hyatt-branded properties around the world. We work with existing and prospective hotel owners and developers to increase our presence around the world, which we expect will lead to new channels for professional growth for our associates, guest satisfaction and brand preference and completing the Hyatt value chain.

Our Competitive Strengths

We have significant competitive strengths that support our goal of being the most preferred brand for our associates, guests and owners.

•

World Class Brands.    We believe that our widely recognized, industry leading brands provide us with a competitive advantage in attracting and driving preference for our associates, guests and owners. We have consistently received top rankings, awards and accolades for service and guest experience from independent publications and surveys, including Condé Nast Traveler, Travel and Leisure, Mobil and AAA. As an example, 59 properties across our Park Hyatt, Grand Hyatt, Hyatt Regency and Hyatt Vacation Club brands received the AAA four diamond lodging award in 2010. Our brand recognition and strength is key to our ability to drive preference for our brands among our associates, guests and owners.

•

Global Platform with Compelling Growth Potential.    Our existing global presence is widely distributed and we operate in 21 of the 25 most populous urban centers around the globe based on demographic research. We believe that our existing hotels around the world provide us with a strong platform from which to selectively pursue new growth opportunities in markets where we are under-represented. We have a long history of executing on growth opportunities. Our dedicated global development executives in offices around the world apply their experience, judgment and knowledge to ensure that new Hyatt branded hotels enhance preference for our brands. An important aspect of our compelling growth potential is our strong brand presence in higher growth markets around the world such as India, China, Russia, the Middle East and Brazil. The combination of our existing presence and brands, experienced development team, established third-party relationships and significant access to capital provides us with a strong foundation for future growth and long-term value creation.

•

Deep Culture and Experienced Management Teams.    Hyatt has a strong culture rooted in values that have supported our past and form the foundation for our future. The members of the Hyatt family are united by shared values, a common mission and a common goal. The associates at our properties are led by an experienced group of general managers. For example, the general managers at our full service owned and managed hotels have an average tenure of more than 22 years at Hyatt. Regional and divisional management teams located around the world support our hotel general managers by providing corporate resources, mentorship and coaching, owner support and other assistance necessary to help them achieve their goals. Senior operating management has an average of 29 years of experience in the industry. Our experienced executive management team sets overall policies for our company, supports our regional and divisional teams and our associates around the world, provides strategic direction and leads our growth initiatives worldwide.

•

Strong Capital Base and Disciplined Financial Approach.    Our approach is to maintain appropriate levels of financial leverage and liquidity through industry cycles and economic downturns. As of December 31, 2010, we had cash and cash equivalents of $1.1 billion, short-term investments of $524 million and available borrowing capacity of $1.1 billion. We have no significant debt maturities through 2013. We believe that as a result of our balance sheet strength, we are uniquely positioned to take advantage of strategic opportunities to develop or acquire properties and brands. We adhere to a formal investment process in evaluating such opportunities with input from various groups within our global organization.

•

Diverse Exposure to Hotel Management, Franchising and Ownership.    We believe that our experience as a multi-brand manager, franchisor and owner of hotels makes us one of the best positioned lodging companies in the world. Our mix of managed, franchised and owned hotels provides a broad and diverse base of revenues, profits and cash flows and gives us flexibility to evaluate growth opportunities across these three lines of business.

•

High Quality Owned Hotels Located in Desirable Markets.    As of December 31, 2010, we own and operate a high quality portfolio of 90 owned properties and 24 managed properties owned or leased by unconsolidated hospitality ventures, consisting of luxury and upper-upscale full service and select service hotels in key markets. Our owned full service hotels are located primarily in key markets, including major business centers and leisure destinations, with strong growth potential, such as Chicago, London, New York, Paris, San Francisco, Seoul and Zurich. Our hospitality ventures include 50% ownership interests in properties in Mumbai and São Paulo. A number of these hotels are unique assets with high recognition and a strong position in their local markets. All of our owned select service hotels were renovated in 2007 and 2006 and are typically located near business districts, airports or attractions. As a significant owner of hotel assets, we believe we are well-positioned for a recovery of demand as we expect earnings growth from owned properties to outpace growth in revenues due to the fixed cost structure of these assets. This benefit can be achieved either through increased earnings from our owned assets or through value realized from selected asset sales.

•

A Track Record of Innovation.    Successful innovation has been a hallmark of Hyatt since its founding. More than forty years ago, we opened the Hyatt Regency Atlanta, which was the first ever large-scale atrium lobby hotel. This was both an architectural icon as well as a highly functional hotel property that provided us an entry into the large-scale convention market. We also have a long track record of creative approaches to food and beverage outlets at our hotels throughout the world, which have led to highly profitable venues that create demand for our hotel properties, particularly in Asian markets. In addition, we successfully introduced new service models to the industry. We launched our Hyatt Place brand in 2006 and our Andaz brand in 2007, each of which features a unique internally developed service model that eliminates a number of de-personalized aspects of the hotel experience.

Our Business Strategy

Our goal is to be the most preferred brand in each customer segment that we serve for our associates, guests and owners. In order to achieve this goal, we enhance brand preference by understanding who our customers are and by focusing on what they need and want and how we can deliver value to them. This understanding and focus informs our strategy for improving the performance of our existing hotels and expanding the presence of the Hyatt brand in markets worldwide.

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

o

Increase Share of Hotel Stays.    We intend to expand Hyatt’s share of hotel stays by continuously striving to provide genuine guest service and delivering value to our guests. Our existing customer base is diverse with different needs and preferences. We aim to provide differentiated service and product offerings targeted at each customer segment within each of our brands, such as meeting planners and convention guests, leisure guests and business travelers, in order to satisfy our customers’ specific needs. To provide our customers with the level of service and authentic hospitality that our customers have come to expect, we are committed to maintaining and renovating our properties over time, and have recently begun broad-scope renovation projects at five of our owned properties. Our Hyatt Gold Passport guest loyalty program is designed to attract new guests and to demonstrate our loyalty to our best guests. In the year ended December 31, 2010, new membership enrollment in our Hyatt Gold Passport program has increased by 13.6% compared to new members enrolled during the same period last year. Gold Passport members represented 25.1% of total room nights for 2010. Hyatt Gold Passport was recently honored with the Colloquy Award for Loyalty Innovation in Travel/Hospitality and with three awards from the Frequent Traveler Awards. In September 2010, we and Chase Card Services launched the Hyatt Card, a co-branded Visa® credit card. The Hyatt Card offers additional benefits to our guests by rewarding them with, among other benefits, two free nights at any Hyatt hotel when they first use their card and Hyatt Gold Passport points for hotel stays and other card purchases, and is another way to deepen our relationships with our guests and welcome new travelers to Hyatt hotels.

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

o

Enhance Operational Efficiency.    We strive to align our staffing levels and expenses with demand without compromising our commitment to authentic hospitality and high levels of guest satisfaction. During periods of declining demand for hospitality products and services we make significant changes in operations, including staff reductions at many of our hotels, outsourcing of certain services, renegotiation of contracts to improve pricing and modification of certain product standards to reduce costs without significantly impacting quality. As demand improves, we remain focused on actively managing expenses. We continue to incentivize and assist our hotel general managers as they proactively manage both the customer experience and the operating costs at each of their properties.

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

o

Increase Market Presence.    We will focus our expansion efforts on under-penetrated markets where we already have an established presence and locations where our guests are traveling but where we do not have a presence. We will expand our presence by increasing the number of hotels under Hyatt brand affiliation, primarily by entering into new management and franchising agreements. We believe our extensive focus on the different customer groups that we serve and our understanding of how we can serve them in new locations will facilitate our growth. We have made significant progress in expanding our presence in 2010 through development of new hotels and conversion of existing hotels. In New York City, the opening of our two Andaz properties in 2010 and contract signings for new properties will expand our presence to six hotels. In 2010, we announced five conversions of existing hotels in North America to four different Hyatt brands. We continue to grow our presence in India and in 2010 announced development plans to expand into 15 new Indian markets over the next five years. In China, we recently announced that we have entered into long-term management agreements for 11 new Hyatt-branded hotels in emerging cities and resort destinations, giving us a total of 22 properties under development in China across all of our full service brands.

o

Expand our Select Service Presence.    We intend to establish and expand Hyatt Place and Hyatt Summerfield Suites worldwide, which we believe will support our overall growth and enhance the performance of all of our brands. We intend to grow our select service presence through construction of new franchised properties by third-party developers, conversion and renovation of existing non-Hyatt properties, and, in certain cases participation in the development of properties that would be managed by us. To pursue this strategy, we have a dedicated select service development team. We believe that the opportunity for properties that provide a select offering of services at a lower price point than full service hotel alternatives is particularly compelling in certain emerging markets, such as Brazil, India, China and the Middle East where there is a large and growing middle class along with a meaningful number of local business travelers. During the year ended December 31, 2010, we opened 16 new Hyatt Place hotels and 4 new Hyatt Summerfield Suites hotels in North America, most of which were franchised properties. We also announced 15 Hyatt Place hotels under development in India and Panama.

o

Increase Focus on Franchising.    We intend to increase our franchised hotel presence, primarily in North America, for our select service brands and our Hyatt and Hyatt Regency brands. By increasing our focus on franchising, we believe that we will gain access to capital from developers and property owners that specifically target franchising business opportunities. To pursue this strategy, we have established an internal team dedicated to supporting our franchise owners and to driving the expansion of our franchised hotel presence. We plan to expand existing relationships and develop new relationships with franchisees who demonstrate an ability to provide excellent customer service while maintaining our brand standards. In 2010, the number of our franchised hotels has increased from 109 to 132. Four of these hotels were previously managed by us.

o

Utilize our Capital and Asset Base for Targeted Growth.    The combination of our significant liquidity and strong capital position coupled with our large, high quality asset base provides a unique platform to support our growth strategy. We intend to use our liquidity and strong capital base along with selected asset dispositions to redeploy capital to opportunities that will allow us to strengthen our management presence in key markets worldwide. In order to maximize long-term shareholder value we intend to selectively dispose of hotel properties and use the proceeds to expand our presence in markets as described above under “—Increase Market Presence” and “—Expand our Select Service Presence.” The form of our capital deployment will vary depending on the opportunity. We will assess and balance liquidity, value and strategic importance as we seek to expand our presence through investment. We also will continue to commit capital to fund the renovation of certain assets in our existing owned portfolio. While we may selectively dispose of hotel properties, given our focus and expertise as an owner, we expect to maintain significant ownership of hotel properties over time. During 2010, we invested capital to facilitate the redevelopment of the Hyatt Regency New Orleans and to purchase two parcels of land for hotel developments in Latin America. We committed to invest capital for the acquisition and redevelopment of a resort in Hawaii and the development of a Park Hyatt in New York. We also sold six properties during 2010 as we continue to execute our strategy of asset recycling. We sold these properties, but continue to manage or franchise each one for owners who have committed to invest in the property to improve the assets.

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

Description of Our Brands

Brand	Segment	Customer Base	December 31, 2010 % of our Total Rooms/Units	December 31, 2010 Rooms/Units		Selected Competitors	Key Locations
				North America	Intl
	Full Service/ Luxury	Individual business and leisure travelers; small meetings	4%	1,279	3,770	Four Seasons, Ritz-Carlton, Peninsula, St. Regis, Mandarin Oriental	Buenos Aires, Paris, Shanghai, Sydney, Washington D.C.

	Full Service/ Upper Upscale	Individual business and leisure travelers; small meetings	<1%	829	267	W, Mondrian, The Standard	New York, London, Los Angeles, San Diego

	Full Service/ Upper Upscale	Individual business and leisure travelers; large and small meetings, social events	17%	8,237	13,331	Mandarin Oriental, Shangri-La, InterContinental, Fairmont	Beijing, Berlin, Dubai, Hong Kong, New York, Tokyo

	Full Service/ Upper Upscale	Conventions, business and leisure travelers; large and small meetings, social events; associations	53%	48,976	18,139	Marriott, Sheraton, Hilton, Renaissance, Westin	Boston, Delhi, London, Los Angeles, San Francisco

	Full Service/ Upper Upscale	Business and leisure travelers; small meetings	4%	5,462	0	Marriott, Hilton, InterContinental, Westin, independent and boutique hotels	Seattle, Suburban Los Angeles, San Francisco, Key West

	Select Service/ Upscale	Individual business and leisure travelers; small meetings	16%	20,434	0	Courtyard by Marriott, Hilton Garden Inn	Atlanta, Dallas, Houston, Miami, Phoenix

	Select Service/ Extended Stay	Extended stay guests; individual business and leisure travelers; families, small meetings/trainings	4%	4,582	0	Residence Inn by Marriott, Homewood Suites	Austin, Boston, Dallas, Miami, San Francisco,

	Vacation Ownership/ Branded Residential	Owners of vacation units, repeat Hyatt business and leisure guests	2%	962	1,239	Hilton Vacation Club, Marriott Vacation Club, Starwood Vacation Ownership	Aspen, Beaver Creek, Carmel, Key West, Siesta Key Dubai, Fukuoka, Mumbai

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

Hyatt Regency

Hyatt Regency offers a full range of services and facilities tailored to serve the needs of meeting planners, business travelers and leisure guests. Properties generally range in size from 200 to over 2,000 rooms and are conveniently located in urban, suburban, airport, convention and resort destinations around the world. Hyatt Regency convention hotels feature spacious meeting and conference facilities designed to provide a productive environment. Hyatt Regency hotels in resort locations cater to couples seeking a getaway, families enjoying a vacation together and corporate groups seeking a relaxed atmosphere in which to conduct business and meetings.

Hyatt

Hyatt hotels are smaller-sized properties conveniently located in proximity to diverse business and leisure areas. With hotels typically ranging from 150 to 350 rooms, Hyatt hotels offer guests the opportunity to experience our signature service and hospitality in a vibrant environment. Customers include individual business and leisure travelers, and Hyatt hotels can accommodate smaller scale business meetings and social gatherings.

Hyatt Place

Hyatt Place is designed for the busy lifestyle of today’s multi-tasking business traveler and features a selected range of services aimed at providing casual hospitality in a well-designed, high-tech and contemporary environment. Property sizes typically range from 125 to 200 rooms and are located in urban, airport and suburban areas. Signature features of Hyatt Place include The Gallery, which offers a coffee and wine bar, a 24 hours per day, seven days per week guest kitchen with freshly prepared snacks and entrees, and daily complimentary continental breakfast. Hyatt Place guests are business travelers as well as families. Hyatt Place properties are also well suited to serve small corporate meetings.

Hyatt Summerfield Suites

Hyatt Summerfield Suites is an extended-stay, residential-style hotel that aims to provide individual and family travelers with the feel of a modern condominium. The all-suite properties, typically 125 to 200 rooms, offer comforts of home such as fully equipped kitchens, flat panel HDTVs and free high-speed internet access. The public space features facilities such as a pool, a fitness center and a business center. A full breakfast every morning and an evening social on weekday evenings are complimentary to guests. Hyatt Summerfield Suites are located in urban, airport and suburban locations and can accommodate small corporate meetings and corporate clients seeking to place their employees on extended assignment.

Hyatt Residence Club

Hyatt Residence Club, which is changing its name from Hyatt Vacation Club, provides members with vacation ownership opportunities in regionally inspired and designed residential-style properties with the quality of the Hyatt brand. Members pre-purchase time at a Hyatt Residence Club property and have the flexibility of usage, exchange and rental. Hyatt Residence Club members can choose to occupy their vacation home, to exchange time among 15 Hyatt Residence Clubs, to trade their time for Gold Passport points or to travel within the Hyatt system. Alternatively, members can exchange their time for time at properties participating within Interval International’s program, a third-party company with over 2,500 resorts in its exchange network worldwide.

Residential Ownership Units

Residential ownership units consist of serviced apartments and Hyatt-branded residential units in, adjacent to, or near, certain of our Hyatt-branded full service hotels. These units are designed consistent with the brand standards of the Hyatt hotel with which they are associated or near which they are operated. Units typically feature a kitchenette and sitting area, and residents are provided with or can request various Hyatt hotel services.

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

•	Hyatt Earth—Our global sustainability program with measurable results that promotes a culture of environmental awareness and rewards initiatives with positive environmental impact.

•	Hyatt Community—A philanthropic program that awards grants to nonprofit groups that support youth development and education or improve the environment in which the Hyatt family lives and works.

•	F.O.R.C.E.—A volunteer program that allows Hyatt associates worldwide to participate in local community outreach and volunteer efforts on paid company time.

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

Terms and Renewals

The average remaining term of our management agreements with third party owners and unconsolidated hospitality ventures for full service hotels (other than those in development) is approximately 13 years, assuming no renewal options are exercised by either party. The average remaining term of our management agreements with third-party owners and unconsolidated hospitality ventures for select service hotels (other than those in development) is approximately 20 years, assuming no renewal options are exercised by either party.

Certain of our management agreements allow for extensions of the contract term by mutual agreement, or at the discretion of one of the parties. Including exercise of extension options that are in Hyatt’s sole discretion and assuming in certain cases that specific performance tests have been met, the average remaining term of our management agreements is approximately 20 years for our full service hotels located in the United States, Canada and the Caribbean, approximately 17 years for our full service hotels located throughout the rest of the world and approximately 46 years for our select service hotels. Twenty-two select service hotels are governed under the same management agreement, which has a remaining base term of approximately 20 years. Hyatt may elect to extend the term of this agreement for two additional fifteen-year terms.

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

Fees

In general, our franchisees pay us an initial application fee and ongoing royalty fees, the amount of which depends on whether the franchised property is a select or full service hotel. We franchise full service hotels under the Hyatt and Hyatt Regency brands. We franchise select service hotels under our Hyatt Place and Hyatt Summerfield Suites brands. Application fees are typically $60,000 for our Hyatt Place hotels, $50,000 for our Hyatt Summerfield Suites hotels and the greater of $100,000 or $300 per guest room for our full service hotels. Select service franchisees pay continuing royalty fees calculated as a percentage of gross room revenues which typically are 3% in the first year of operations, 4% in the second year and 5% through the remainder of the term. Our full service franchisees typically pay us royalty fees calculated as 6% of gross room revenues and 3% of gross food and beverage revenues, although in some circumstances we have negotiated other fee arrangements.

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

Terms and Renewals

The standard term of our franchise agreements is 20 years, with one 10 year renewal option exercisable by the franchisee, assuming the franchisee has complied with franchise agreement requirements and standards. We have the right to terminate franchise agreements upon specified events of default, including non-payment of fees and non-compliance with brand standards. In the event of early termination for any reason, our franchise agreements set forth liquidated damages that our franchisees must pay to us upon termination. The bankruptcy of a franchisee or lender foreclosure could result in the termination of the franchise agreement. The average remaining base term of our franchise agreements for our select service and full service hotels (other than those in development) is approximately 17 years.

Business Segment, Revenues and Geographical Information

For information regarding our three reportable business segments, revenues and geographical information, see Note 20 to our consolidated financial statements included in this annual report.

Sales, Marketing and Reservations

Sales

Our global sales organization is focused on growing market share with key accounts, identifying new business opportunities and maximizing our local customer base.

Our worldwide customers consist of: major corporations; national, state and regional associations; specialty market accounts (social, government, military, educational, religious and fraternal); travel organizations; and a broad and diverse group of individual consumers. Our worldwide sales force targets multiple brands to key customer accounts within these groups. No one customer is material to our business. Our global team consists of over 100 associates focused on group business, business and leisure traveler accounts and travel agencies. We also deploy approximately 25 associates to target the acquisition of new business with the goal of establishing new worldwide accounts.

We also have regional sales offices throughout the world, including in New York, Chicago, Los Angeles, Washington D.C., London, Hong Kong, Mainz, Mumbai, Shanghai, Beijing, Tokyo, Mexico City, Cairo, Singapore, Saudi Arabia and Melbourne.

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

Hyatt seeks to maximize revenues in each hotel through a team of revenue management professionals. The goal of revenue management is to secure the right customers, on the right date, at the right price. Business opportunities are reviewed and agreed upon by the hotel’s revenue management team.

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

Hyatt Gold Passport members earn points based on their spending at our hotels or in connection with spending on the Hyatt Card. Hyatt Gold Passport points can be redeemed at all hotels across our brands and can also be converted into airline miles with more than 30 participating airlines.

The Hyatt Gold Passport program is funded through a contribution from eligible revenues generated from Hyatt Gold Passport members. These funds are applied to reimburse hotels for room nights where guests redeem Hyatt Gold Passport points and to pay for administrative expenses and marketing initiatives to support the program.

As of December 31, 2010, the Hyatt Gold Passport program had over 10 million members, and during 2010, Hyatt Gold Passport members represented 25.1% of total room nights. We expect our Hyatt Gold Passport program to continue to have a positive impact on our brands.

Competition

There is intense competition in all areas of the hospitality industry in which we operate. Competition exists for hotel guests, management agreements and franchise agreements and sales of vacation ownership properties and branded residential properties. Our principal competitors are other operators of full service, select service and extended stay properties, including other major hospitality chains with well established and recognized brands. We also compete against small chains and independent and local owners and operators.

We compete for guests based primarily on brand name recognition and reputation, location, customer satisfaction, room rates, quality of service, amenities, quality of accommodations, security and the ability to earn and redeem loyalty program points.

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

The universe of branded lodging operators with a global reach and depth of product and offerings similar to us is limited. We believe that our strong customer base, prominent brand recognition, strategic property locations and global development team will enable us to compete effectively. For additional information, see Part I, Item 1A, “Risk Factors—Risks Related to Our Business—Because we operate in a highly competitive industry, our revenues, profits or market share could be harmed if we are unable to compete effectively.”

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

Cyclicality

The hospitality industry is cyclical and generally follows, on a lagged basis, the general economy. There is a history of increases and decreases in demand for hotel rooms, in occupancy levels and in rates realized by owners of hotels through economic cycles. Variability of results through some of the cycles in the past has been more severe due to changes in the supply of hotel rooms in given markets or in given categories of hotels. The combination of changes in economic conditions and in the supply of hotel rooms can result in significant volatility in results for owners and managers of hotel properties. The costs of running a hotel tend to be more fixed than variable. Because of this, in an environment of declining revenues the rate of decline in earnings will be higher than the rate of decline in revenues. Conversely, in an environment of increasing demand and room rates, the rate of increase in earnings is typically higher than the rate of increase in revenues. The vacation ownership business is also cyclical. The demand for vacation ownership units is affected by the availability and cost of financing for purchases of vacation ownership units as well as general economic conditions and the relative health of the housing market.

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

We manage and own hotels with casino gaming operations as part of or adjacent to the hotels. However, with the exception of the Hyatt Regency Aruba, third parties manage and operate the casinos. We do hold and maintain the casino gaming license and manage the casino located at the Hyatt Regency Aruba. As a result, our business operations at the Hyatt Regency Aruba are subject to the licensing and regulatory control of the Departamento pa Asuntonan di Casino (D.A.C.), the regulatory agency responsible for gaming licenses and operations in Aruba. The gaming operations at the Hyatt Regency Aruba are also regulated by the Nevada Gaming Commission and the Nevada State Gaming Control Board because a provider of services at the Hyatt Regency Aruba also operates casinos in Nevada.

Employees

As of December 31, 2010, we had approximately 45,000 employees at our corporate offices, divisional offices, owned and managed hotels and residential and vacation ownership properties. Approximately 25% of those employees were either represented by a labor union or had terms of employment that were determined under a labor agreement. Some of our more than 85,000 associates are employed by certain third-party owners and franchisees of our hotels and are not included in the 45,000 figure above because we do not directly employ them. We believe relations with our employees and associates are good.

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

We are also subject to various requirements, including those contained in environmental permits required for our operations, governing air emissions, effluent discharges, the use, management and disposal of hazardous substances and wastes and health and safety. From time to time, we may be required to manage, abate or remove mold, lead or asbestos-containing materials at our properties. We believe that our properties and operations are in compliance, in all material respects, with all foreign, federal, state and local environmental laws and ordinances. However, additional operating costs and capital expenditures could be incurred if additional or more stringent requirements are enacted in the future.

Insurance

We maintain insurance coverage for general liability, property, workers’ compensation and other risks with respect to our business. Our general liability insurance provides coverage for any claim, including terrorism, resulting from our operations, goods and services and automobiles. All owned hotels are covered by Hyatt’s insurance program. Hotels managed by Hyatt are permitted to participate in Hyatt’s insurance programs by mutual agreement with our hotel owners. Our management agreements require managed hotels that do not participate in our property insurance program, and our franchise agreements require that all franchised hotels, be insured at coverage levels generally consistent with the coverage levels under our insurance programs, including liability, property coverage, business interruption coverage and workers’ compensation insurance. We are typically covered under these insurance policies to the extent necessary and reasonable. We believe our insurance policies are adequate for foreseeable losses and on terms and conditions that are reasonable and customary with solvent insurance carriers.

Stockholder Agreements

The following is a summary of the provisions of the Amended and Restated Global Hyatt Agreement, Amended and Restated Foreign Global Hyatt Agreement, Amended and Restated Agreement Relating to Stock and 2007 Stockholders’ Agreement. The following descriptions of these agreements do not purport to be complete and are subject to, and qualified in their entirety by, the Amended and Restated Global Hyatt Agreement, Amended and Restated Foreign Global Hyatt Agreement, Amended and Restated Agreement Relating to Stock and 2007 Stockholders’ Agreement, copies of which have been filed with the SEC and are incorporated by reference herein. For additional information regarding these agreements, please also refer to Part I, Item 1A, “Risk Factors – Risks Related to Share Ownership and Stockholder Matters.”

Amended and Restated Global Hyatt Agreement

Mr. Thomas J. Pritzker, Mr. Marshall E. Eisenberg and Mr. Karl J. Breyer, solely in their capacity as co-trustees of the U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker, our executive chairman, and Ms. Penny Pritzker, one of our directors, have entered into the Amended and Restated Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. Pritzker family business interests own, directly or indirectly, 104,365,554 shares, or 60%, of our total outstanding common stock and control approximately 77.9% of our total voting power. Specifically, such parties have agreed that until the later to occur of (i) January 1, 2015 and (ii) the date upon which more than 75% of the Company’s fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote all of their voting securities consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.

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

All shares of our common stock owned by each beneficiary group (including trusts only to the extent of the then current benefit of members of such beneficiary group) are freely pledgeable to an institutional lender and such institutional lender will not be subject to the sale restrictions described above upon default and foreclosure. Pursuant to the terms of the Amended and Restated Global Hyatt Agreement, the co-trustees of the Pritzker family U.S. situs trusts agreed that it is in the best interests of the adult beneficiaries of such trusts to distribute Hyatt stock from such trusts in consultation with the adult beneficiaries as soon as practicable following November 4, 2009, the date of effectiveness of the registration statement relating to our initial public offering of our Class A common stock. The distribution of Hyatt stock from the Pritzker family U.S. situs trusts occurred on August 17, 2010. In connection with such distribution, the trustees of the recipient personal trusts became party to the Amended and Restated Global Hyatt Agreement.

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

Amended and Restated Foreign Global Hyatt Agreement

The adult beneficiaries of the non-U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, including Mr. Thomas J. Pritzker and Ms. Penny Pritzker, have entered into the Amended and Restated Foreign Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. The adult beneficiaries have informed CIBC Trust Company (Bahamas) Limited, in its capacity as trustee of such non-U.S. situs trusts, of their agreement and expressed their desire that the trustee act in accordance with the provisions of the Amended and Restated Foreign Global Hyatt Agreement. CIBC, as trustee, has joined the Amended and Restated Foreign Global Hyatt Agreement. Pritzker family business interests own, directly or indirectly, 104,365,554 shares, or 60%, of our total outstanding common stock and control approximately 77.9% of our total voting power. Specifically, such parties have agreed that until the later to occur of (i) January 1, 2015 and (ii) the date upon which more than 75% of the Company’s fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of any Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote (or cause to be voted) all of the voting securities held directly or indirectly by them consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.

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

All shares of our common stock owned directly or indirectly by each beneficiary group (including trusts only to the extent of the then current benefit of members of such beneficiary group) are freely pledgeable to an institutional lender and such institutional lender will not be subject to the sale restrictions described above upon default and foreclosure. Pursuant to the terms of the Foreign Amended and Restated Global Hyatt Agreement, the adult beneficiaries agreed that it is in their best interests for, and informed CIBC Trust Company (Bahamas) Limited, as trustee of the Pritzker family non-U.S. situs trusts, and the directors if IHE, INC. and its subsidiaries that it is the adult beneficiaries’ desire that CIBC and the directors of IHE, INC. and its subsidiaries distribute Hyatt stock from IHE, INC. and such non-U.S. situs trusts in consultation with the adult beneficiaries as soon as practicable following November 4, 2009, the date of effectiveness of the registration statement relating to our initial public offering of our Class A common stock, subject to the 180-day lock-up period agreed to with the underwriters. The distribution of Hyatt stock from the Pritzker family non-U.S. situs trusts and IHE, INC. occurred on August 17, 2010. In connection with such distribution, the trustees of the recipient personal trusts became party to the Amended and Restated Foreign Global Hyatt Agreement.

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

Amended and Restated Agreement Relating to Stock

In addition to the Amended and Restated Global Hyatt Agreement, Mr. Thomas J. Pritzker, Mr. Marshall E. Eisenberg and Mr. Karl J. Breyer, solely in their capacity as co-trustees of U.S. situs trusts for the benefit of Mr. Thomas J. Pritzker, Ms. Penny Pritzker and Ms. Gigi Pritzker Pucker and their lineal descendants, that own, directly or indirectly, shares of our common stock and Mr. Thomas J. Pritzker, Ms. Penny Pritzker and Ms. Gigi Pritzker Pucker and their respective adult lineal descendants have entered into an Amended and Restated Agreement Relating to Stock whereby such parties have agreed to further restrict their ability to transfer an aggregate of 32,882,585 shares of our common stock. Subject to limited permitted transfers described in the agreement, and subject to the terms of the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement described above, the parties have agreed that each stockholder party to the Amended and Restated Agreement Relating to Stock may transfer up to one-third of its common stock held as of August 28, 2007 (or deemed to be held as of such date) to unaffiliated third parties during each 365-day period beginning on the dates that are three and one-half, four and one-half and five and one-half years following November 10, 2009, the closing date of our initial public offering; provided that such transfers are accomplished by way of a broad distribution sale. In addition, subject to the terms of the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, each of such stockholders may transfer up to one-third of its common stock held as of August 28, 2007 (or deemed to be held as of such date) to unaffiliated third parties (1) at any time following the end of the first calendar year during which the “existing stockholders” (as described below) owned less than 25% of our common stock at any time during such year or (2) at any time following both (a) August 28, 2007 and (b) December 23, 2010, the first date on which the applicable market value of our Class A common stock exceeded 165% of the gross price per share at which the Class A common stock was first traded in connection with our initial public offering; provided that such transfers are accomplished by way of an underwritten public offering or in an otherwise broad distribution sale. The term “existing stockholders” is defined in the agreement to mean (i) members of the Pritzker family who are lineal descendants of Nicholas J. Pritzker, deceased, and their spouses, (ii) trusts for the benefit of such persons, or (iii) affiliates of any such persons listed in clauses (i) and (ii). In addition, no stockholder party to the Amended and Restated Agreement Relating to Stock may transfer (1) the legal or beneficial ownership of any common stock held by such stockholder unless such acquiring person’s ownership of common stock is not reasonably likely to jeopardize any licensing from a governmental authority, (2) any common stock to a competitor of ours engaged in one or more of the hospitality, lodging or gaming industries, (3) any common stock to an aggregator (i.e., a person who is required to file a Schedule 13D (or successor form) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosing an intent other than for investment) or (4) any common stock that would cause a stockholder to violate any provision of the Amended and Restated Agreement Relating to Stock. Such restrictions are qualified by the “actual knowledge” of the transferring stockholder in the case of transfers pursuant to an underwritten public offering or a broad distribution sale.

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

2007 Stockholders’ Agreement

In connection with the issuance and sale of 100,000 shares of our Series A Convertible Preferred Stock to GS Sunray Holdings, L.L.C. (“GSSH”) and GS Sunray Holdings Parallel, L.L.C. (“GSSHP” and collectively, the “Goldman Sachs Funds”), affiliates of Goldman Sachs & Co., and the execution of a Subscription Agreement in August 2007, we entered into the 2007 Stockholders’ Agreement with Madrone, the Goldman Sachs Funds and an additional investor that provides for certain rights and obligations of these stockholders, including the following:

Transfer Restrictions

Other than with respect to the 6,118,275 shares of common stock received by such stockholders in the May 2009 private placement transaction (which, upon the filing of our Amended and Restated Certificate of Incorporation on November 4, 2009, were reclassified into an equal number of shares of Class B common stock), these stockholders are restricted from transferring any shares of our common stock held by them, except to us, their affiliates (with the prior written consent of our board of directors), in limited amounts over specified time periods as described below and as otherwise permitted pursuant to the terms of the agreement. Subject to the rights of first refusal and “drag along” rights described below and provided that such transfers are accomplished by way of a broad distribution sale, following the consummation of our initial public offering on November 10, 2009, each stockholder party to the 2007 Stockholders’ Agreement may transfer up to one-third of its common stock acquired under the Subscription Agreement or upon conversion of Series A Convertible Preferred Stock to unaffiliated third parties during each 365-day period beginning on the three and one-half, four and one-half and five and one-half year anniversaries of November 10, 2009, the closing date of our initial public offering. In addition, subject to the rights of first refusal and “drag along” rights described below, each of such stockholders may transfer up to one-third of its common stock acquired under the Subscription Agreement or upon conversion of Series A Convertible Preferred Stock to unaffiliated third parties (1) at any time following the end of the first calendar year during which the “existing stockholders” (as described below) owned less than 25% of our common stock at any time during such year or (2) at any time following both (a) May 13, 2011, the second anniversary of the issuance of common stock to the relevant stockholders under the Subscription Agreement or the issuance of common stock upon conversion of the Series A Convertible Preferred Stock and (b) December 23, 2010, the first date on which the applicable market value exceeds 165% of the gross price per share at which the Class A common stock was first traded in connection with our initial public offering; provided that such transfers are accomplished by way of an underwritten public offering or in an otherwise broad distribution sale. The term “existing stockholders” is defined in the agreement to mean (i) members of the Pritzker family who are lineal descendants of Nicholas J. Pritzker, deceased, and their spouses, (ii) trusts for the benefit of such persons and/or (iii) affiliates of any such persons listed in clauses (i) and (ii). Subject to the rights of first refusal and “drag along” rights described below, the transfer restrictions set forth in the 2007 Stockholders’ Agreement expire at 11:59 p.m. (Central time) on the day after the date that is five and one-half years following November 10, 2009, the closing date of our initial public offering.

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

Preemptive Rights

Each stockholder party to the 2007 Stockholders’ Agreement has the right to purchase such stockholder’s pro rata share of any new shares of common stock, or any other equity securities, that we may propose to sell and issue on comparable terms by making an election within the time periods specified in the 2007 Stockholders’ Agreement, subject to certain excluded securities issuances described in the 2007 Stockholders’ Agreement, including shares issued pursuant to equity compensation plans adopted by our board of directors and the issuance of shares of our common stock in a public offering. If not all stockholders elect to purchase their full preemptive allocation of new securities, then we will notify the fully-participating stockholder of such an offer them the right to purchase the unsubscribed new securities.

Voting Agreement

Until the later of (1) December 31, 2013 and (2) the date that Mr. Thomas J. Pritzker is no longer our chairman, each stockholder party to the 2007 Stockholders’ Agreement has agreed to vote all of their shares of common stock consistent with the recommendations of a majority of our board of directors with respect to all matters. The stockholders party to the 2007 Stockholders’ Agreement own in the aggregate 25,112,086 shares of Class B common stock, or approximately 14.4% of the outstanding shares of our common stock and approximately 18.8% of the total voting power of our outstanding common stock.

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

In addition to the other information set forth in this annual report, you should consider carefully the risks and uncertainties described below, which could materially adversely affect our business, financial condition, results of operations and cash flows.

Risks Related to the Hospitality Industry

The hospitality industry is cyclical, and macroeconomic and other factors beyond our control can adversely affect and reduce demand for our hospitality products and services.

The hospitality industry is cyclical. For example, the last two completed business cycles in the hospitality industry, which we define as the period starting with the first calendar year of negative revenue per available room (RevPAR) growth and ending with the last calendar year of positive RevPAR growth, took place from 1991 to 2000 and 2001 to 2007. During the declining stages of these two business cycles, RevPAR growth was negative for one calendar year (1991) and two calendar years (2001 and 2002), respectively.

Macroeconomic and other factors beyond our control can reduce demand for hospitality products and services, including demand for rooms at properties that we manage, franchise, own and develop and for sales of vacation ownership properties. These factors include:

•	changes and volatility in general economic conditions, including the severity and duration of any downturn in the U.S. or global economy and financial markets;

•	war, terrorist activities (such as the terrorist attacks in Jakarta, Indonesia and Mumbai, India) or threats and heightened travel security measures instituted in response to these events;

•	outbreaks of pandemic or contagious diseases, such as avian flu, severe acute respiratory syndrome (SARS) and H1N1 (swine) flu;

•	natural or man-made disasters, such as earthquakes, tsunamis, tornados, hurricanes, floods and oil spills;

•	changes in the desirability of particular locations or travel patterns of customers;

•	decreased corporate budgets and spending and cancellations, deferrals or renegotiations of group business (e.g., industry conventions);

•	low consumer confidence and high levels of unemployment;

•	depressed housing prices;

•	the financial condition of the airline, automotive and other transportation-related industries and its impact on travel;

•	decreased airline capacities and routes;

•	travel-related accidents;

•	oil prices and travel costs;

•	statements, actions or interventions by governmental officials related to travel and corporate travel-related activities and the resulting negative public perception of such travel and activities;

•	domestic and international political and geo-political conditions;

•	cyclical over-building in the hotel and vacation ownership industries; and

•	organized labor activities, which could cause a diversion of business from hotels involved in labor negotiations and loss of group business.

These factors can adversely affect, and from time to time have adversely affected, individual properties, particular regions or our business as a whole. In particular, lower consumer demand resulting from the economic downturn resulted in a decline in RevPAR for the fourth quarter of 2008 and some of the most significant RevPAR declines we have experienced in recent history during 2009. Our RevPAR declines in the current business cycle have been more severe compared to those of the last two business cycles, and have had a greater negative impact on our profitability. See “—A worsening of global economic conditions could cause our revenues and profitability to decline” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal Factors Affecting Our Results of Operations—Revenues.” How we manage any one or more of these factors, or any crisis, could limit or reduce the demand, or the rates our properties are able to charge for rooms or services or the prices at which we are able to sell our vacation ownership properties, which could adversely affect our business, results of operations and financial condition.

A worsening of global economic conditions could cause our revenues and profitability to decline.

Consumer demand for our products and services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence and high unemployment or adverse political conditions can lower the revenues and profitability of our owned properties and the amount of management and franchising fee revenues we are able to generate from our managed and franchised properties. Declines in hotel profitability during an economic downturn directly impact the incentive portion of our management fees, which is based on hotel profit measures. Outside of the United States, our fees are often more dependent on hotel profitability measures, either through a single management fee that is based on a profitability measure, or because our two-tier fee structure is more heavily weighted toward the incentive fee than the base fee. Because RevPAR is a measure of achieved average daily rate (ADR) and occupancy, declines in ADR and occupancy relating to declines in consumer demand will lower RevPAR. For additional information regarding RevPAR and ADR, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics Evaluated by Management.” Our vacation ownership business is also linked to cycles in the general economy and consumer discretionary spending. As a result, changes in consumer demand and general business cycles can subject and have subjected our revenues to significant volatility.

The recent global economic downturn led to a significant decline in demand for hospitality products and services, lower occupancy levels and significantly reduced room rates, all of which has lowered our revenues and negatively affected our profitability. For example, our revenues decreased by $505 million driven by an 18.7% decline in RevPAR at comparable systemwide properties in the year ended December 31, 2009, compared to the year ended December 31, 2008. See Part II, Item 7, “Management’s Discussion and Analysis of Results of Operations—Principal Factors Affecting Our Results of Operations—Revenues.”

Generally, the recovery of demand for hospitality products and services lags an improvement in economic conditions. While our 2010 results reflect an increase in RevPAR levels at comparable systemwide properties, they have not increased at the same rate at which they declined. We cannot predict the rate and pace of any such recovery and any such recovery may impact different regions of the world on varying bases. Additionally, if an extended period of economic weakness were to continue, it would likely have an adverse impact on our revenues and negatively affect our profitability.

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

Competition for Guests

We compete for guests based primarily on brand name recognition and reputation, location, customer satisfaction, room rates, quality of service, amenities, quality of accommodations, security and the ability to earn and redeem loyalty program points. Some of our competitors are larger than we are based on the number of properties they manage, franchise or own or based on the number of rooms or geographic locations where they operate. Some of our competitors also have significantly more members participating in their guest loyalty programs which may enable them to attract more customers and more effectively retain such guests. Our competitors may also have greater financial and marketing resources than we do, which could allow them to improve their properties and expand and improve their marketing efforts in ways that could affect our ability to compete for guests effectively. In addition, industry consolidation may exacerbate these risks.

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

If our management or franchise agreements terminate prematurely or we elect to make cure payments due to failures to meet performance tests, at the request of third parties or upon the occurrence of other stated events, our revenues could decrease and our costs could increase.

Our management and franchise agreements may terminate prematurely in certain cases. Some of our management agreements provide early termination rights to owners of the hotels we manage upon the occurrence of a stated event, such as the sale of the hotel or our failure to meet a specified performance test.

Generally, termination rights under performance tests are based upon the property’s individual performance, its performance when compared to a specified set of competitive hotels branded by other hotel operators, or both. Some agreements require a failure of one test, and other agreements require a failure of more than one test, before termination rights are triggered. These termination rights are usually triggered if we do not meet the performance tests over multiple years. Generally, we have the option to cure performance failures by making an agreed upon cure payment. However, our cure rights may be limited in some cases and the failure to meet the performance tests may result in the termination of our management agreement. In the past we have (1) failed performance tests, received notices of termination and elected to make cure payments and (2) failed performance tests and negotiated an alternative resolution. When any termination notice is received, we evaluate all relevant facts and circumstances at the time in deciding whether to cure or allow termination.

In addition, some of our management agreements give third-party property owners the right to terminate upon payment of a termination fee to us after a certain period of time or upon sale of the property or another stated event. Our franchise agreements typically require franchisees to pay a fee to us before terminating. In addition, if an owner files for bankruptcy, our management and franchise agreements may be terminable under applicable law. If a management or franchise agreement terminates, we could lose the revenues we derive from that agreement or incur costs related to ending our relationship with the third party and exiting the property.

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

We generally seek to resolve any disagreements with our third-party property owners or franchisees amicably. Formal dispute resolution occurs through arbitration, if provided under the applicable management or franchise agreement, or through litigation. We cannot predict the outcome of any such arbitration or litigation, the effect of any adverse judgment of a court or arbitrator against us or the amount of any settlement that we may enter into with any third party.

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

The negative impact on profitability and cash flow generation from a decline in revenues is more pronounced in owned properties because we, as the owner, bear the risk of their high fixed-cost structure. The need to maintain and renovate owned properties can present challenges, especially when cash generated from operations has declined. The effectiveness of any cost-cutting efforts is limited by the fixed-cost nature of our business. As a result, we may not be able to offset revenue reductions through cost cutting, which could further reduce our margins. During times of economic distress, declining demand and declining earnings often result in declining asset values.

In an unfavorable market, we may not be able to sell properties in the short term. Accordingly, we may not be able to adjust our portfolio promptly in response to economic or other conditions. In addition, because our strategy to use proceeds from sales of real property to support our growth depends in part on our ability to sell selected properties, any inability to do so could impair our growth strategy.

Economic and other conditions may adversely impact the valuation of our assets resulting in impairment charges that could have a material adverse impact on our results of operations and earnings.

We hold significant amounts of goodwill, intangible assets, long-lived assets and equity method investments. On a regular basis, we evaluate our assets for impairment based on various triggers, including actual operating losses and trends of expected demand and profitability, as described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” These evaluations have, in the past, resulted in impairment charges for certain of these assets based on the specific facts and circumstances surrounding those assets. Our operating results for the year ended December 31, 2010 included $69 million of impairment charges related primarily to our interests in unconsolidated hospitality ventures, vacation ownership properties and certain owned hotels. We may incur additional impairment charges, which could be material and negatively affect our results of operations and earnings.

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

For these and other reasons, it could be more difficult for us to sell our interest in any hospitality venture or to pursue the venture’s activities, which could reduce our ability to address any problems we may have with those properties or respond to market conditions in the future and could lead to impairments of such ventures. As a result, our investments in hospitality ventures could lead to impasses with our partners or situations that could harm the hospitality venture, which could reduce our revenues, increase our costs and lower our profits.

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

We intend to consider strategic and complementary acquisitions of and investments in other businesses, properties, brands or other assets. Furthermore, we may pursue these opportunities in alliance with existing or prospective owners of managed or franchised properties. In many cases, we will be competing for these opportunities with third parties that may have substantially greater financial resources than we do. Acquisitions or investments in businesses, properties, brands or assets as well as these alliances are subject to risks that could affect our business, including risks related to:

•	issuing shares of stock that could dilute the interests of our existing stockholders;

•	spending cash and incurring debt;

•	assuming contingent liabilities;

•	contributing properties or related assets to hospitality ventures that could result in recognition of losses; or

•	creating additional expenses.

We cannot assure you that we will be able to identify opportunities or complete transactions on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such acquisitions, investments or alliances. There may be high barriers to entry in many key markets and scarcity of available development and investment opportunities. Similarly, we cannot assure you that we will be able to obtain financing for acquisitions or investments on attractive terms or at all, or that the ability to obtain financing will not be restricted by the terms of our revolving credit facility or other indebtedness we may incur.

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

Divestment of some of our properties or assets may yield returns below our investment criteria. In some circumstances, sales of properties or other assets may result in losses.

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

We regularly review our business to identify properties or other assets that we believe are in markets or of a property type that may not benefit us as much as other markets or property types. One of our strategies is to selectively dispose of hotel properties and use sale proceeds to fund our growth in markets that will enhance and expand our brand presence. We cannot assure you that we will be able to consummate any such sales on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such sales. Dispositions of real estate assets are particularly difficult in the current economic environment, as financing alternatives are limited for potential buyers. The current economic environment and recent credit crisis have adversely affected the real estate market and caused a reduction in sales of hotel properties. Our inability to sell assets, or to sell such assets at attractive prices, could have an adverse impact on our ability to realize proceeds for reinvestment and hinder our ability to expand our business. In addition, even if we are successful in consummating sales of selected properties, such dispositions may yield returns below our investment criteria and result in losses, which could negatively affect operating results for the period in which such sales occur. Moreover, from time to time, we may market and evaluate the potential sale of non-strategic assets without committing to the consummation of such sale for various reasons, including a lack of acceptable purchasers, undesirable market conditions or other factors. Our affirmative decision not to proceed with any such sale transaction may be perceived as an inability to execute our strategy.

Timing, budgeting and other risks could delay our efforts to develop, redevelop or renovate the properties that we own, or vacation ownership developments that we undertake, or make these activities more expensive, which could reduce our profits or impair our ability to compete effectively.

We must maintain and renovate the properties that we own in order to remain competitive, maintain the value and brand standards of our properties and comply with applicable laws and regulations. We also undertake vacation ownership developments which may span multiple phases and often take years to complete. These efforts are subject to a number of risks, including:

•	construction delays or cost overruns (including labor and materials) that may increase project costs;

•	obtaining zoning, occupancy and other required permits or authorizations;

•	changes in economic conditions that may result in weakened or lack of demand or negative project returns;

•	governmental restrictions on the size or kind of development;

•	force majeure events, including earthquakes, tornados, hurricanes, floods or tsunamis; and

•	design defects that could increase costs.

Developing new properties typically involves lengthy development periods during which significant amounts of capital must be funded before the properties can begin to operate. If the cost of funding these developments or renovations exceeds budgeted amounts, profits could be reduced. Further, due to the lengthy development cycle, adverse economic conditions may alter or impede our development plans, thereby resulting in incremental costs to us or potential impairment charges. Moreover, during the early stages of operations, charges related to interest expense and depreciation may substantially detract from, or even outweigh, the profitability of certain new property investments.

Similarly, the timing of capital improvements can affect property performance, including occupancy and average daily rate, particularly if we need to close a significant number of rooms or other facilities, such as ballrooms, meeting spaces or restaurants. For example, we recently began broad-scope renovation projects at five owned properties. The displacement caused by these renovations negatively impacted owned and leased segment results for the fourth quarter of 2010 and we expect that the displacement caused by these renovations will continue to negatively impact owned and leased segment results through the third quarter of 2011. The impact will vary from quarter to quarter, depending on the particular phase underway at each of the five projects. Moreover, the investments that we make may fail to improve the performance of the properties in the manner that we expect.

If we are not able to begin operating properties under development or renovation as scheduled, or if renovation investments adversely affect or fail to improve performance, our ability to compete effectively could be diminished and our revenues could be reduced.

If we or our third-party property owners, including our hospitality venture partners, are unable to repay or refinance loans secured by the mortgaged properties, our revenues, profits and capital resources could be reduced and our business could be harmed.

Many of the properties that our third-party property owners and our hospitality venture partners own, and a limited number of the properties that we own, are pledged as collateral for mortgage loans entered into when such properties were purchased or refinanced. If we, our third-party property owners or our hospitality venture partners are unable to repay or refinance maturing indebtedness on favorable terms or at all, the lenders could declare a default, accelerate the related debt and repossess the property. In the current economic environment, a number of property owners are experiencing financial difficulties and the properties they own are vulnerable to financial stress. Debt defaults could lead third-party property owners or our hospitality venture partners to sell the property on unfavorable terms or, in the case of secured debt, to convey the mortgaged property to the lender. For example, during the second quarter of 2010, the consolidated venture that owned the Hyatt Regency Princeton did not have sufficient cash flow to meet debt service requirements under its mortgage loan. The assets and operations of the Hyatt Regency Princeton secured this mortgage. In September 2010, the ownership interest in the Hyatt Regency Princeton was transferred to its lender through a deed in lieu of foreclosure transaction. While we continue to manage the property, the lender has the option to terminate the management agreement within one year of such transfer. Any similar sales or repossessions could, in certain cases, result in the termination of our management agreements or eliminate any anticipated income and cash flows from, and, if applicable, our invested capital in, such property, which could harm our business.

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

The availability of capital or the conditions under which we or our third-party owners, franchisees or development partners can obtain capital can have a significant impact on the overall level, cost and pace of future development and therefore the ability to grow our revenues. The credit markets have experienced significant disruption severely reducing liquidity and credit availability. Such disruptions may diminish the ability and desire of existing and potential development partners to access capital necessary to develop properties. Our ability to access additional capital could also be limited by the terms of our revolving credit facility, which restricts our ability to incur debt under certain circumstances. Additionally, if one or more of the financial institutions that support our revolving credit facility fails, we may not be able to find a replacement, which would reduce the availability of funds that we can borrow under the facility.

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

In connection with the acquisition of the AmeriSuites brand in 2005, we assumed obligations under a management agreement with a third-party owner of multiple properties to make payments based on specified thresholds for those properties. As a result of the removal of rooms from inventory during renovation of the subject properties upon conversion to the Hyatt Place brand and due to the decline in demand for lodging products and services as a result of the economic downturn, we are obligated to make payments in certain circumstances under this agreement up to a maximum of $50 million (of which $24 million has been paid over the life of the agreement through December 31, 2010). These payments could lower our profits and reduce our cash flows.

If we become liable for losses related to loans we have provided or guaranteed to third parties, our profits could be reduced.

When we enter into management or franchise agreements with third parties, including hospitality ventures, from time to time we make loans for hotel development expenditures. In certain circumstances we may also provide senior secured financing or subordinated forms of financing (also referred to as mezzanine financing) to third-party owners. For example, in 2008, we made a $278 million loan to an unconsolidated hospitality venture in order to finance its purchase of the Hyatt Regency Waikiki Beach Resort and Spa.

We could suffer losses if third-party property owners or franchisees default on loans that we provide. In 2008 we wrote off a $61 million mezzanine loan that was fully reserved for in 2007.

To secure financing for four of our unconsolidated hospitality ventures, we have provided to third-party lenders financial guarantees related to the timely repayment of all or a portion of the associated debt. The guarantees are limited to our share of the underlying obligation. As of December 31, 2010 our maximum contingent liability was $22 million.

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

If we are unable to decrease these costs significantly or rapidly when demand for our hotels and other properties decreases, the decline in our revenues can have a particularly adverse impact on our net cash flows and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth, such as the recent economic recession. Economic downturns generally affect the results derived from owned property more significantly than those derived by managers and franchisors given the greater exposure that the owners have to the properties’ performance. During the recent economic downturn, our revenues declined at a greater rate than our costs. For example, during the year ended December 31, 2009, our consolidated revenues declined by 13.2% while our direct and selling, general and administrative expenses declined by 5.4%, compared to the same period in 2008. During the year ended December 31, 2009, the revenues of our owned and leased hotels declined by 16.7%, while corresponding owned and leased hotel expenses declined by 7.7%, compared to the same period in 2008. Where cost-cutting efforts are insufficient to offset declines in revenues, we could experience a material decline in margins and potentially negative cash flows.

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

If the volume of sales made through third-party internet travel intermediaries increases significantly, consumer loyalty to our brand could decrease and our revenues could fall.

We expect to derive most of our business from traditional channels of distribution and our website. However, consumers now use internet travel intermediaries regularly. Some of these intermediaries are attempting to increase the importance of price and general indicators of quality (such as “four-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservation system rather than to our brands. If the volume of sales made through internet travel intermediaries increases significantly and consumers develop stronger loyalties to these intermediaries rather than to our brands, our business and revenues could be harmed.

If we are not able to develop new initiatives, including new brands, successfully, our business and profitability could be harmed.

We often develop and launch new initiatives, including new brands or marketing programs, which can be a time-consuming and expensive process. For example, we launched our Andaz brand in 2007. Since then, we have invested capital and resources in owned real estate, property development, brand development and brand promotion. If such initiatives are not well received by our associates, guests and owners, they may not have the intended effect. We may not be able to recover the costs incurred in developing Andaz or other initiatives or to realize their intended or projected benefits, which could lower our profits.

Labor shortages could restrict our ability to operate our properties or grow our business or result in increased labor costs that could reduce our profits.

Our success depends in large part on our ability to attract, retain, train, manage and engage our associates. Our properties are staffed 24 hours a day, seven days a week by thousands of associates around the world. If we and our franchisees are unable to attract, retain, train and engage skilled associates, our ability to manage and staff our properties adequately could be impaired, which could reduce customer satisfaction. Staffing shortages could also hinder our ability to grow and expand our business. Because payroll costs are a major component of the operating expenses at our properties, a shortage of skilled labor could also require higher wages that would increase our labor costs, which could reduce our profits and the profits of our third-party owners.

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

We and our third-party property owners and franchisees may also become subject to additional collective bargaining agreements in the future. Proposed legislation in Congress known as the Employee Free Choice Act could increase the likelihood of a union obtaining recognition by increasing the use of card check authorization and avoiding a secret ballot election. This legislation could also give third-party arbitrators the ability to impose collective bargaining agreement terms on us or our third-party property owners and franchisees, and our associates, if we, our third-party property owners or franchisees and a labor union are unable to agree upon a collective bargaining agreement. If this legislation or similar laws are passed, more of our associates or other field personnel could be subject to increased organizational efforts, which could potentially lead to disruptions or require more of our management’s time to address unionization issues. These or similar agreements, legislation or changes in regulations could disrupt our operations, hinder our ability to cross-train and cross-promote our associates due to prescribed work rules and job classifications, reduce our profitability, or interfere with the ability of our management to focus on executing our business strategies.

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

We currently manage, franchise or own hotels and resorts in 45 countries located on six continents around the world. Our operations outside the United States represented approximately 20% of our revenues for the year ended December 31, 2010. We expect that revenues from our international operations will continue to account for an increasing portion of our total revenues.

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

We provide secured financing to some of the purchasers of our vacation ownership properties in respect of which we are subject to the risk of purchaser default. If a purchaser defaults under the financing we provide, we could be forced to write off the loan and reclaim ownership of the property. If the property has declined in value, we may incur impairment charges or losses as a result. In addition, we may be unable to resell the property in a timely manner or at the same price. As of December 31, 2010, we had $45 million of mortgage receivables, net of allowances associated with these activities. In addition, if a purchaser of a vacation ownership property defaults on the related loan during the early part of the amortization period, we may not have recovered the marketing, selling and general and administrative costs associated with the sale of such vacation ownership property. If we are unable to recover any of the principal amount of the loan from a defaulting purchaser, or if our allowances for losses from such defaults are inadequate, the profits we derive from our vacation ownership business could be reduced.

Private resales of our vacation ownership interests could lower the demand or prices for our vacation ownership properties, which could reduce our revenues and our profits.

We develop, sell or manage vacation ownership properties in select locations as part of the Hyatt Vacation Club, which is in the process of changing its name to Hyatt Residence Club. Private resales by owners of these vacation ownership interests in the secondary market could reduce demand or prices for new vacation ownership interests, particularly if the owners sell their interests at a significant discount. Lower demand or prices for our vacation ownership interests could reduce our revenues and our profits.

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

Our franchising and vacation ownership businesses and our operations outside the United States are also subject to laws and regulations affecting those businesses.

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

If we, or our hospitality ventures, fail to comply with these laws and regulations, we could be exposed to claims for damages, financial penalties, reputational harm, incarceration of our employees or restrictions on our operation or ownership of hotels and other properties, including the termination of our management, franchise and ownership rights. These restrictions could increase our costs of operations, reduce our profits or cause us to forgo development opportunities that would otherwise support our growth.

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

The reputation and perception of our brands is critical to our success in the hospitality industry. If our trademarks or intellectual property are copied or used without authorization, the value of our brands, their reputation, our competitive advantages and our goodwill could be harmed. We regularly apply to register our trademarks in the United States and other countries. However, we cannot assure you that those trademark registrations will be granted or that the steps we take to protect our trademarks or intellectual property in the United States and other countries will be adequate to prevent others, including third parties or former employees, from copying or using our trademarks or intellectual property without authorization. Our intellectual property is also vulnerable to unauthorized use in some countries outside the United States, where we may not be adequately protected by local law.

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

Adverse judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profits or limit our ability to operate our business.

In the normal course of our business, we are often involved in various legal proceedings. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, there could be a material adverse effect on our financial condition and results of operations. Additionally, we could become the subject of future claims by third parties, including current or former third-party property owners, guests who use our properties, our employees, our investors or regulators. Any significant adverse judgments or settlements would reduce our profits and could limit our ability to operate our business.

Information technology system failures, delays in the operation of our information technology systems or system enhancement failures could reduce our revenues and profits and harm the reputation of our brands and our business.

Our success depends on the efficient and uninterrupted operation of our information technology systems. For example, we depend on our central reservation system, which allows bookings by hotels directly, via telephone through our call centers, by travel agents, online through our website www.hyatt.com, and through our online reservations partners. In addition, we depend on information technology to run our day-to-day operations, including, among others, hotel services and amenities such as guest check-in and check-out, housekeeping and room service and systems for tracking and reporting our financial results and the financial results of our hotels.

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

We are required to collect and retain large volumes of internal and customer data, including credit card numbers and other personally identifiable information as our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our customers expect that we will adequately protect their personal information, and the regulations applicable to security and privacy are increasingly demanding, both in the United States and in other jurisdictions where we operate. A theft, loss, fraudulent or unlawful use of customer, employee or company data could harm our reputation or result in remedial and other costs, fines or lawsuits.

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

The Internal Revenue Service (IRS) has completed its examinations of the originally filed consolidated federal income tax returns of Hyatt Hotels Corporation, Hyatt Corporation, AIC and H Group for the taxable years ended December 31, 2003, 2004 and 2005. Based on these examinations (and on examination adjustments for the taxable year ended January 31, 2001), we could be liable for up to $42 million of additional taxes and penalties (plus accrued interest). We and our affiliates have filed protests with the IRS Appeals Office contesting these proposed tax liabilities. Our consolidated federal income tax returns for the taxable years ended December 31, 2006, 2007 and 2008 (and the amended return for the taxable year ended December 31, 2005) are currently under examination, and we are also subject to ongoing tax audits and disputes in various state, local and foreign jurisdictions. We believe we have established adequate reserves for potential tax liabilities, but the final amount of taxes assessed and paid could exceed the amount of such reserves, which could reduce our profits.

Changes in federal, state, local or foreign tax law, interpretations of existing tax law or agreements with tax authorities could affect our profitability and financial condition by increasing our tax costs.

We are subject to taxation at the federal, state or provincial and local levels in the United States and various other countries and jurisdictions. Our future tax rates could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time the U.S. federal, state, local and foreign governments make substantive changes to tax rules and the application thereof, which could result in materially higher corporate taxes than would be incurred under existing tax law or interpretation and could adversely impact profitability. The current U.S. administration has put forth several revenue raising proposals, some of which target tax provisions that benefit us, including proposals to limit the ability of U.S. companies to continue to defer U.S. taxes on foreign income. State and local tax authorities have also increased their efforts to increase revenues through changes in tax law and audits. The State of Illinois, for example, recently increased its corporate income tax rate. Such changes and proposals, if enacted, could increase our future effective income tax rates.

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

The interest rate of borrowings and the facility fee under our revolving credit facility are determined by a pricing grid which is dependent on our credit ratings by Standard & Poor’s Rating Group and Moody’s Investors Service, Inc. Lower ratings result in a higher cost of funds. Therefore, if these independent rating agencies were to downgrade our credit ratings or if we no longer have a credit rating from either agency, the cost of our borrowing and the amount of the facility fee under our revolving credit facility will increase as specified in the pricing grid. Additionally, any future downgrade of our credit ratings by the rating agencies could reduce or limit our access to capital and increase our cost of capital. We and a number of our competitors have had either a rating or outlook downgrade by the rating agencies as a result of the recent economic downturn and decreased demand for hospitality products and services. Given the cyclical nature of the hospitality industry and its dependence on the underlying health of the economy, we could be subject to frequent changes in our credit rating. As the economic recovery is expected to be slow in the near term there is a continuing risk of our credit ratings being revised downward.

We have a large amount of cash and cash equivalents and short-term investments and are exposed to counterparty risk with respect to these deposits.

All of our cash that is not required to fund our daily operating activities is invested in interest bearing investments with a greater focus placed on capital preservation than on investment return. The majority of our cash balances are held on deposit with high quality financial institutions that hold long-term ratings of at least A or A2 from Standard & Poor’s Rating Group or Moody’s Investor Service, Inc., respectively, and in AAA-rated money market funds. As such, we are exposed to counterparty risk on our $1.1 billion of cash and cash equivalents as of December 31, 2010. During 2010 we established an investment account for purposes of investing a portion of our cash resources. In 2010, we began transferring cash and cash equivalent balances to the account for investment in corporate notes and bonds and U.S. treasuries and agencies. As such, we are exposed to counterparty risk on our $524 million of short-term investments as of December 31, 2010.

As a result of becoming a public company, we have incurred and will continue to incur increased costs and become subject to additional regulations and requirements, which could lower our profits or make it more difficult to run our business.

As a newly public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act of 2002 and related rules implemented by the SEC and the New York Stock Exchange, and expect to incur costs associated with the Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted on July 21, 2010. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Risks Related to Share Ownership and Stockholder Matters

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

In addition to the risks described in this section, several factors that could cause the price of our Class A common stock in the public market to fluctuate significantly include, among others, the following:

•	quarterly variations in our operating results compared to market expectations;

•	announcements of acquisitions of or investments in other businesses and properties or dispositions;

•	announcements of new services or products or significant price reductions by us or our competitors;

•	size of the public float;

•

future conversions to and sales of our Class A common stock by current holders of Class B common stock in the public market, or the perception in the market that the holders of a large number of shares of Class B common stock intend to sell shares;

•	stock price performance of our competitors;

•	fluctuations in stock market prices and volumes;

•	default on our indebtedness or foreclosure of our properties;

•	changes in senior management or key personnel;

•	changes in financial estimates by securities analysts;

•	negative earnings or other announcements by us or other hospitality companies;

•	downgrades in our credit ratings or the credit ratings of our competitors;

•	issuances or repurchases of equity or debt securities; and

•	global economic, legal and regulatory factors unrelated to our performance.

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

Our Class B common stock is entitled to ten votes per share and our Class A common stock is entitled to one vote per share. Pritzker family business interests beneficially own, in the aggregate, 104,365,554 shares, or approximately 80.6%, of our Class B common stock, representing approximately 60.0% of the outstanding shares of our common stock and approximately 77.9% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests will be able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and any other significant transaction. While the voting agreements are in effect, they may provide our board of directors with the effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. This concentrated control will limit your ability to influence corporate matters, and the interests of Pritzker family business interests may not coincide with our interests or your interests. As a result, we may take actions that you do not believe to be in our interests or your interests and that could depress our stock price. See also “ —Voting agreements entered into with or among our major stockholders, including Pritzker family business interests, will result in a substantial number of our shares being voted consistent with the recommendation of our board of directors, and may limit your ability to influence the election of directors and other matters submitted to stockholders for approval.”

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

In the past, disputes have arisen between and among certain Pritzker family members, and between and among beneficiaries of the Pritzker family trusts and the trustees of such trusts, with respect to, among other things, the ownership, operation, governance, and management of certain Pritzker family business interests. In connection with certain of these disputes, claims were alleged, and in certain cases, proceedings were initiated, against certain Pritzker family members, including Thomas J. Pritzker, our executive chairman, and other

Pritzker family members, some of whom have been or are our directors, and against the trustees, including Thomas J. Pritzker in his capacity as a co-trustee of the Pritzker family U.S. situs trusts. Such past allegations related to, among others, trust management and administration, and violations of certain trustee duties, including fiduciary duties. Some of these disputes led to significant negative publicity for the Pritzker family. These disputes have been resolved with no admissions or finding of any misconduct.

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

In connection with these disputes, the Global Hyatt Agreement and the Foreign Global Hyatt Agreement were amended and restated in three important respects, as described under Part I, Item 1, “Business—Stockholder Agreements.” First, the agreements were amended and restated to measure the duration of the voting and lock-up restrictions under the Global Hyatt Agreement and Foreign Global Hyatt Agreement on the percentage of outstanding shares, not voting power of shares, of our stock owned by Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of any Pritzker family members and spouses). Second, the agreements were amended and restated to permit Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of any Pritzker family members and spouses) to sell up to 25% of their aggregate holdings of our common stock, measured as of November 4, 2009 (the date of effectiveness of our registration statement on Form S-1 (File No. 333-161068) relating to our initial public offering of our Class A common stock), during each 12-month period following the date of effectiveness of such registration statement (without carry-overs), rather than 20% measured on a similar basis (though shares sold in the initial public offering counted toward the first 12-month period’s limit). Additionally, the prohibition on selling shares to any aggregator (i.e., a person who is required to file a Schedule 13D under the Exchange Act, disclosing an intent other than for investment) was removed. Third, the amended and restated agreements provided for the distribution of Hyatt stock from U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of any Pritzker family members and spouses in consultation with the adult beneficiaries of such trusts as soon as practicable following November 4, 2009, the date of effectiveness of the registration statement relating to our initial public offering of our Class A common stock, subject to the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement. The distribution of Hyatt stock from the Pritzker family U.S. and non-U.S. situs trusts occurred on August 17, 2010. In connection with such distribution, the trustees of the recipient personal trusts became party to the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, as applicable.

As a result of such changes to the agreements, Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of any Pritzker family members and spouses), other than those who are party to the Agreement Relating to Stock, may now sell up to 100% of their common stock over a shorter period of time. See Part I, Item 1, “Business—Stockholder Agreements” and “—A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well.” As part of these discussions, we agreed to provide, in the 2009 Registration Rights Agreement, for a shelf registration in order to facilitate sales of common stock by domestic and foreign Pritzker stockholders.

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

Pritzker family business interests have entered into a voting agreement with respect to all shares of common stock beneficially owned by Pritzker family business interests. During the term of the voting agreement, which expires on the later to occur of January 1, 2015, and the date upon which more than 75% of the Company’s fully diluted shares of common stock is owned by non-Pritzker family business interests, Pritzker family business interests have agreed to vote their shares of our common stock consistent with the recommendation of our board of directors with respect to all matters (assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker)) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). In addition, other existing stockholders, including entities affiliated with Goldman Sachs & Co. and Madrone GHC, beneficially own, in the aggregate, approximately 19.4% of our outstanding Class B common stock, representing approximately 14.4% of the outstanding shares of our common stock and approximately 18.8% of the total voting power of our outstanding common stock. These entities have entered into a voting agreement with us, with respect to the shares of Class B common stock that they beneficially own, and have agreed to vote their shares of Class B common stock consistent with the recommendation of our board of directors, without any separate requirement that our independent directors agree with the recommendation. These voting agreements expire on the later to occur of December 31, 2013 and the date that Thomas J. Pritzker is no longer chairman of our board of directors. See Part I, Item 1, “Business—Stockholder Agreements.”

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

Future sales of Class A common stock issuable upon conversion of Class B common stock in the public market, or the perception in the market that the holders of a large number of shares of Class B common stock intend to sell shares, could reduce the market price of our Class A common stock. As of January 31, 2011 we had 44,502,196 shares of Class A common stock outstanding and 129,466,000 shares of Class B common stock outstanding.

Of the outstanding shares, 44,437,511 shares of Class A common stock are freely tradable in the public market without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”) unless these shares are held by any of our “affiliates,” as that term is defined in Rule 144 under the Securities Act. The remaining 25,081 outstanding shares of Class A common stock and 129,466,000 outstanding shares of Class B common stock are deemed “restricted securities,” as that term is defined in Rule 144 under the Securities Act. Restricted securities may be sold in the public market only if they are registered under the Securities Act or they qualify for an exemption from registration under Rule 144 or Rule 701 under the Securities Act.

Substantially all of these restricted securities are subject to contractual lock-up and certain other restrictions contained in the Amended and Restated Global Hyatt Agreement, Amended and Restated Foreign Global Hyatt Agreement, Amended and Restated Agreement Relating to Stock or the 2007 Stockholders’ Agreement as described in Part I, Item 1, “Business—Stockholder Agreements.” These additional restrictions may be amended, waived or terminated by the parties to those lock-up agreements in accordance with the terms of those agreements without our consent and without notice or, with respect to the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement, the 25% limitation on sales of our common stock may, with respect to each 12 month period, be increased to a higher percentage or waived entirely by the unanimous affirmative vote of our independent directors (excluding for such purposes any Pritzker). All shares of Class A common stock, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, will be eligible for resale in compliance with Rule 144 or Rule 701 to the extent the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement, Amended and Restated Foreign Global Hyatt Agreement, Amended and Restated Agreement Relating to Stock or 2007 Stockholders’ Agreement, as applicable, are waived or terminated with respect to such shares.

Assuming the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement, Amended and Restated Foreign Global Hyatt Agreement, Amended and Restated Agreement Relating to Stock and the 2007 Stockholders’ Agreement are not amended, waived or terminated and assuming the parties to these agreements sell the maximum amount permitted to be sold during the first time period that such shares are eligible to be sold, and subject to any applicable restrictions contained in such agreements (such as requirements that any such sales be made by way of an underwritten public offering or in an otherwise broad distribution sale and rights of first refusal) and the provisions of Rule 144 and/or Rule 701 under the Securities Act, these restricted securities will be available for sale in the public market as follows:

Number of Shares	Time Period
7,204,303	At any time.
27,636,937	After 12 months and up to 24 months from November 4, 2009.
2,851,522	After December 23, 2010 and up to 24 months from November 4, 2009*.
6,331,270	After May 13, 2011**.
26,744,926	After 24 months and up to 36 months from November 4, 2009.
22,232,509	After 36 months and up to 42 months (3 1/2 years) from November 4, 2009.
9,661,522	After 42 months (3 1/2 years) and up to 48 months from November 4, 2009.
8,058,515	After 48 months and up to 54 months (4 1/2 years) from November 4, 2009.
7,938,307	After 54 months (4 1/2 years) and up to 60 months from November 4, 2009.
6,419,886	After 60 months and up to 66 months (5 1/2 years) from November 4, 2009.
4,961,921	After 72 months from November 4, 2009.

*

On December 23, 2010, the “applicable market value” (as defined in the Amended and Restated Agreement Relating to Stock) of our Class A common stock exceeded 165% of the gross price per share at which the Class A common stock was first traded in connection with our initial public offering. Under the terms of the Amended and Restated Agreement Relating to Stock, following such date, each stockholder party to the agreement may transfer up to one-third of its common stock held as of August 28, 2007 (or deemed to be held as of such date) to unaffiliated third parties; provided that such transfers are accomplished by way of an underwritten public offering or in an otherwise broad distribution sale. Such stockholders’ shares continue to remain, however, subject to the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement. See Part I, Item 1, “Business – Stockholder Agreements – Amended and Restated Global Hyatt Agreement,” “—Amended and Restated Foreign Global Hyatt Agreement” and “—Amended and Restated Agreement Relating to Stock.”

**	Under the terms of the 2007 Stockholders’ Agreement, subject to the rights of first refusal and “drag along” rights and other restrictions contained in such agreement, each stockholder party to the agreement may transfer up to one-third of its common stock acquired under the Subscription Agreement or upon conversion of Series A Convertible Preferred Stock to unaffiliated third parties at any time following both (a) December 23, 2010, the first date on which the “applicable market value” exceeded 165% of the gross price per share at which the Class A common stock was first traded in connection with our initial public offering and (b) May 13, 2011; provided that such transfers are accomplished by way of an underwritten public offering or in an otherwise broad distribution sale. See Part I, Item 1, “Business – Stockholder Agreements – 2007 Stockholders’ Agreement.”

In addition, as of December 31, 2010, 9,246,977 shares of our Class A common stock are reserved for issuance under the Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (the “LTIP”). These shares of Class A common stock will become eligible for sale in the public market once those shares are issued or awarded under our LTIP, subject to provisions of various award agreements and Rule 144, as applicable. In addition, 968,865 shares of our Class A common stock are reserved for issuance under the Hyatt Hotels Corporation Employee Stock Purchase Plan (the “ESPP”), 1,169,195 shares of our Class A common stock remain available for issuance pursuant to the Amended and Restated Hyatt Corporation Deferred Compensation Plan (the “DCP”) and 300,000 shares of Class A common stock remain available for issuance pursuant to the Hyatt International Hotels Retirement Plan (commonly known as the Field Retirement Plan) (the “FRP”).

If any of these holders causes a large number of securities to be sold in the public market, the sales could reduce the trading price of our Class A common stock. These sales also could impede our ability to raise future capital. See also “—If holders of shares of our Class B common stock convert their shares of Class B common stock into shares of Class A common stock and exercise their registration rights, a significant number of shares of our Class A common stock could be sold into the market, which could reduce the trading price of our Class A common stock and impede our ability to raise future capital.”

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

Holders of 129,466,000 shares of our Class B common stock (or 74.4% of our total outstanding shares of common stock), including Pritzker family business interests and entities affiliated with Goldman Sachs and Madrone GHC, have rights, subject to certain conditions, to require us to file registration statements registering sales of shares of Class A common stock acquired upon conversion of such Class B common stock or to include sales of such shares of Class A common stock in registration statements that we may file for ourselves or other stockholders. In order to exercise such registration rights, the holder must be permitted to sell shares of its common stock under applicable lock-up restrictions. See Part I, Item 1, “Business—Stockholder Agreements” for additional information with respect to these lock-up provisions. Subject to compliance with applicable lock-up agreements, shares of Class A common stock sold under these registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of Class A common stock issuable upon conversion of shares of Class B common stock are sold in the public market, such sales could reduce the trading price of our Class A common stock. These sales also could impede our ability to raise future capital. Additionally, we will bear all expenses in connection with any such registrations (other than underwriting discounts).

Certain Pritzker family stockholders have exercised their rights to require the Company to register an aggregate of 12,833,046 shares of Class A common stock issuable upon conversion of such stockholders’ shares of Class B common stock on a shelf registration statement on Form S-3 pursuant to Rule 415 of the Securities Act. The 12,833,046 shares requested to be registered are eligible to be sold under the applicable lock-up provisions contained in the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement. Under the registration rights agreement and applicable lock-up restrictions, the other stockholders party to the agreements are entitled to “piggyback” registration rights and may elect to include up to an aggregate of 24,294,275 shares of their Class A common stock acquired upon conversion of shares of Class B common stock on such registration statement. To date, holders of 16,702,887 of these shares, including trustees of trusts for the benefit of Thomas J. Pritzker and Penny Pritzker and their respective lineal descendants, entities affiliated with Goldman, Sachs & Co. and entities affiliated with Madrone Capital, LLC, have elected not to exercise their piggyback registration rights. We cannot assure you whether stockholders holding the remaining 7,591,388 eligible shares will elect to exercise their piggyback registration rights and register all or a portion of their shares of Class A common stock eligible to be registered and sold under applicable lock-up agreements on such shelf registration statement. In accordance with the terms of the Registration Rights Agreement, dated as of October 12, 2009, the Company intends to file a shelf registration statement with the SEC as soon as practicable to register the 12,833,046 shares of Class A common stock plus any additional shares required to be registered pursuant to exercised piggyback registration rights. The filing of such shelf registration statement, the sale of shares registered under the registration statement in the public market, or the perception that such sales may occur could reduce the trading price of our Class A common stock or impede our ability to raise future capital.

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

•

Voting agreements entered into with or among our major stockholders require these stockholders to vote their shares consistent with the recommendation of our board of directors, assuming in certain instances that a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, all of such minimum of three independent directors (excluding for such purposes any Pritzker) agree with the recommendation. While the voting agreements are in effect, they may provide our board of directors with effective control over matters requiring stockholder approval.

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

We do not currently pay dividends on our Class A common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our Class A common stock appreciates.

We have never declared or paid cash dividends on our common stock. In addition, we must comply with the covenants in our revolving credit facility if we want to pay cash dividends. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments and such other factors as our board of directors deems relevant.

Non-U.S. holders who own more than 5% of our Class A common stock or substantial amounts of our Class B common stock may be subject to U.S. federal income tax on gain realized on the disposition of such stock.

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

If we were or were to become a USRPHC, a non-U.S. holder may be subject to U.S. federal income tax on gain realized on the disposition of our Class B common stock if on the date such non-U.S. holder actually or constructively acquired Class B common stock, and on any date on which such non-U.S. holder makes subsequent acquisitions of Class B common stock, the aggregate fair market of its Class B common stock is greater than 5% of the fair market value of our Class A common stock on such date. Certain dispositions of substantial amounts of Class B common stock by non-U.S. holders may also be subject to withholding under section 1445(a) of the Code.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table sets forth a description of each owned or leased Hyatt-branded hotel property as of December 31, 2010.

Property	Location	Rooms	Ownership (1)
Full Service
United States, Canada and the Caribbean:
Andaz 5th Avenue	New York, NY	184	100%
Andaz West Hollywood (2)(3)	West Hollywood, CA	238	0%
Grand Hyatt New York (4)	New York, NY	1311	100%
Grand Hyatt San Antonio (4)	San Antonio, TX	1003	30%
Grand Hyatt San Francisco	San Francisco, CA	685	100%
Grand Hyatt Seattle	Seattle, WA	425	50%
Hotel Mar Monte, Managed by Hyatt	Santa Barbara, CA	197	99%
Hyatt at Fisherman's Wharf	San Francisco, CA	313	100%
Hyatt at Olive 8	Seattle, WA	346	50%
Hyatt at The Bellevue	Philadelphia, PA	172	50%
Hyatt Key West Resort and Spa	Key West, FL	118	100%
Hyatt on Capitol Square (2)	Columbus, OH	400	0%
Hyatt Regency Aruba Resort and Casino (4)	Palm Beach, Aruba, Dutch Carribean	357	100%
Hyatt Regency Atlanta	Atlanta, GA	1260	100%
Hyatt Regency Baltimore (4)	Baltimore, MD	488	100%
Hyatt Regency Cleveland at The Arcade (5)	Cleveland, OH	293	50%
Hyatt Regency Coconut Point Resort and Spa	Bonita Springs, FL	454	100%
Hyatt Regency Columbus (4)	Columbus, OH	633	24%
Hyatt Regency Crown Center (2)	Kansas City, MO	733	0%
Hyatt Regency Crystal City at Reagan National Airport	Arlington, VA	686	50%
Hyatt Regency Denver Tech Center	Denver, CO	451	100%
Hyatt Regency DFW (4)	DFW Airport, TX	811	50%
Hyatt Regency Grand Cypress (2)(3)	Orlando, FL	815	0%
Hyatt Regency Greenwich	Old Greenwich, CT	373	100%
Hyatt Regency Huntington Beach Resort and Spa (4)	Huntington Beach, CA	517	40%
Hyatt Regency Indianapolis	Indianapolis, IN	497	100%
Hyatt Regency Jersey City on the Hudson	Jersey City, NJ	351	50%
Hyatt Regency Lake Tahoe Resort, Spa and Casino	Incline Village, NV	422	100%
Hyatt Regency Long Beach (4)	Long Beach, CA	528	100%
Hyatt Regency Lost Pines Resort and Spa	Lost Pines, TX	491	8%
Hyatt Regency Louisville (4)	Louisville, KY	393	96%
Hyatt Regency Miami (4)	Miami, FL	612	100%
Hyatt Regency Minneapolis	Minneapolis, MN	533	100%
Hyatt Regency Monterey Hotel & Spa on Del Monte Golf Course (4)	Monterey, CA	550	100%
Hyatt Regency O'Hare	Rosemont, IL	1096	100%
Hyatt Regency San Antonio	San Antonio, TX	632	100%
Hyatt Regency San Francisco (2)	San Francisco, CA	802	0%
Hyatt Regency Santa Clara (4)	Santa Clara, CA	501	100%

Property	Location	Rooms	Ownership (1)
Hyatt Regency Scottsdale Resort and Spa at Grainey Ranch	Scottsdale, AZ	493	100%
Hyatt Regency Vancouver	Vancouver, British Columbia, Canada	644	100%
Hyatt Regency Waikiki Beach Resort and Spa (4)	Honolulu, HI	1229	10%
Park Hyatt Chicago	Chicago, IL	198	100%
Park Hyatt Toronto	Toronto, Ontario, Canada	346	100%
Park Hyatt Washington	Washington, DC	216	100%
Europe, Africa and the Middle East:
Andaz Liverpool Street (4)	London, England	267	100%
Grand Hyatt Berlin (2)(7)	Berlin, Germany	342	0%
Hyatt Regency Baku	Baku, Azerbaijan	182	100%
Hyatt Regency Bishkek (4)	Bishkek, Kyrgyz Republic	178	89%
Hyatt Regency Cologne (2)	Cologne, Germany	306	0%
Hyatt Regency Mainz (2)	Mainz, Germany	268	0%
Park Hyatt Baku	Baku, Azerbaijan	159	100%
Park Hyatt Hamburg (2)(6)	Hamburg, Germany	252	50%
Park Hyatt Jeddah (4)	Jeddah, Saudia Arabia	142	8%
Park Hyatt Milan	Milan, Italy	108	30%
Park Hyatt Zurich (4)	Zurich, Switzerland	142	100%
Park Hyatt Paris-Vendome	Paris, France	162	100%
Asia Pacific:
Bali Hyatt	Bali, Indonesia	386	10%
Grand Hyatt Bali	Bali, Indonesia	648	10%
Grand Hyatt Mumbai	Mumbai, India	547	50%
Grand Hyatt Seoul	Seoul, South Korea	601	100%
Hyatt Regency Kyoto	Kyoto, Japan	189	20%
Latin America:
Grand Hyatt Sao Paulo	Sao Paulo, Brazil	466	50%
Park Hyatt Mendoza, Hotel Casino and Spa	Mendoza, Argentina	186	50%
Select Service
Hyatt Place Dallas/Arlington	Arlington, TX	127	100%
Hyatt Place Fort Worth/Cityview	Fort Worth, TX	127	100%
Hyatt Place Fort Worth/Hurst	Hurst, TX	127	100%
Hyatt Place Dallas/Plano	Plano, TX	127	100%
Hyatt Place San Antonio-Northwest/Medical Center	San Antonio, TX	126	100%
Hyatt Place Birmingham/Inverness	Birmingham, AL	126	100%
Hyatt Place Sacramento/Rancho Cordova	Rancho Cordova, CA	127	100%
Hyatt Place Denver Airport	Aurora, CO	126	100%
Hyatt Place Denver-South/Park Meadows	Lone Tree, CO	127	100%
Hyatt Place Denver Tech Center	Englewood, CO	126	100%
Hyatt Place Orlando/Convention Center	Orlando, FL	149	100%
Hyatt Place Orlando/Universal	Orlando, FL	151	100%
Hyatt Place Tampa/Busch Gardens	Tampa, FL	126	100%
Hyatt Place Atlanta/Perimeter Center	Atlanta, GA	150	100%
Hyatt Place Atlanta/Buckhead (2)(3)	Atlanta, GA	171	100%

Property	Location	Rooms	Ownership (1)
Hyatt Place Atlanta/Norcross/Peachtree	Norcross, GA	126	100%
Hyatt Place Atlanta/Alpharetta/Windward Parkway	Alpharetta, GA	127	100%
Hyatt Place Cincinnati Airport/Florence	Florence, KY	127	100%
Hyatt Place Louisville-East	Louisville, KY	121	100%
Hyatt Place Baltimore/Owings Mills	Owings Mills, MD	123	100%
Hyatt Place Detroit/Auburn Hills	Auburn Hills, MI	127	100%
Hyatt Place Detroit/Livonia	Livonia, MI	127	100%
Hyatt Place Minneapolis/Eden Prairie	Eden Prairie, MN	126	100%
Hyatt Place Charlotte Airport/Tyvola Road	Charlotte, NC	127	100%
Hyatt Place Greensboro	Greensboro, NC	124	100%
Hyatt Place Raleigh-North	Raleigh, NC	127	100%
Hyatt Place Fair Lawn/Paramus	Fair Lawn, NJ	143	100%
Hyatt Place Princeton	Princeton, NJ	122	100%
Hyatt Place Secaucus/Meadowlands (4)	Seacaucus, NJ	159	100%
Hyatt Place Cincinnati-Northeast	Mason, OH	127	100%
Hyatt Place Cleveland/Independence	Independence, OH	127	100%
Hyatt Place Houston/Sugar Land	Sugar Land, TX	214	50%
Hyatt Place Oaklahoma City Airport	Oaklahoma City, OK	126	100%
Hyatt Place Pittsburgh/Cranberry	Cranberry Township, PA	127	100%
Hyatt Place Pittsburgh Airport	Pittsburgh, PA	127	100%
Hyatt Place Columbia/Harbison	Irmo, SC	127	100%
Hyatt Place Nashville/Brentwood	Brentwood, TN	124	100%
Hyatt Place Memphis Primacy Parkway	Memphis, TN	126	100%
Hyatt Place Nashville/Opryland	Nashville, TN	123	100%
Hyatt Place Richmond/Arboretum	Richmond, VA	127	100%
Hyatt Place Lakeland Center (4)	Lakeland, FL	127	100%
Hyatt Place Fremont/Silicon Valley	Fremont, CA	151	100%
Hyatt Place Phoenix-North	Phoenix, AZ	127	100%
Hyatt Place Scottsdale/Old Town	Scottsdale, AZ	127	100%
Hyatt Place Mystic	Mystic, CT	79	100%
Hyatt Place Boise/Towne Square	Boise, ID	127	100%
Hyatt Place Chicago/Hoffman Estates	Hoffman Estates, IL	126	100%
Hyatt Place Chicago/Itasca	Itasca, IL	126	100%
Hyatt Place Chicago/Lombard/Oak Brook	Lombard, IL	151	100%
Hyatt Place Albuquerque Airport	Albuquerque, NM	127	100%
Hyatt Place Coconut Point	Estero, FL	108	50%
Hyatt Place Phoenix/Gilbert	Gilbert, AZ	127	50%
Hyatt Summerfield Suites Denver Tech Center	Englewood, CO	135	100%
Hyatt Summerfield Suites Miami Airport	Miami, FL	156	100%
Hyatt Summerfield Suites Boston/Waltham	Waltham, MA	135	100%
Hyatt Summerfield Suites Parsippany/Whippany	Whippany, NJ	135	100%
Hyatt Summerfield Suites Morristown	Morristown, NJ	132	100%

(1)	Unless otherwise indicated, ownership percentages include both the property and underlying land.
(2)	Property is accounted for as a capital or an operating lease.
(3)	Hotel is included in our portfolio of 90 owned hotels.

(4)	Our ownership interest in the property is subject to a third-party ground lease on the land.
(5)	A foreclosure action was initiated by the mortgage lender on this property in April 2009. The proceedings are pending.
(6)	We own a 50% interest in the entity that is the operating lessee.
(7)	We own an 100% interest in the entity that is the operating lessee.

Below is a summary of our Hyatt managed, franchised and owned and leased hotels and residential and vacation ownership properties by segment for all periods presented.

	December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
North America Management and Franchising
Full Service Hotels
Managed	114	60,016	110	59,225	110	58,921	109	56,830
Franchised	16	4,767	11	3,401	10	3,212	7	2,425

Full Service Managed and Franchised	130	64,783	121	62,626	120	62,133	116	59,255
Select Service Hotels
Managed	81	10,522	80	10,285	94	12,064	99	12,651
Franchised	114	14,494	96	12,218	65	8,014	48	5,885

Select Service Managed and Franchised	195	25,016	176	22,503	159	20,078	147	18,536

International Management and Franchising
Managed	102	34,519	100	33,914	96	32,631	95	32,337
Franchised	2	988	2	988	2	992	2	992

Managed and Franchised	104	35,507	102	34,902	98	33,623	97	33,329

Total Managed and Franchised	429	125,306	399	120,031	377	115,834	360	111,120
Vacation Ownership Properties	15	962	15	962	14	918	13	885
Residences	9	1,239	10	1,324	8	1,225	8	1,225

Grand Total Portfolio	453	127,507	424	122,317	399	117,977	381	113,230

Included in the summary above, are the following owned and leased properties:

	December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
Owned and Leased
Full Service Owned and Leased	42	19,447	47	21,447	46	20,967	45	20,724
Select Service Owned and Leased	54	7,041	55	7,169	55	7,169	55	7,169

Total Owned and Leased	96	26,488	102	28,616	101	28,136	100	27,893

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

Item 4.	(Removed and Reserved).

Executive Officers of the Registrant.

The following chart names each of the Company’s executive officers and their ages and positions as of February 16, 2011. Also included below is biographical information relating to each of the Company’s executive officers. Each of the executive officers is elected by and serves at the pleasure of the board of directors.

Name	Age	Position
Thomas J. Pritzker	60	Executive Chairman of the Board
Mark S. Hoplamazian	47	President, Chief Executive Officer and Director
Harmit J. Singh	47	Executive Vice President, Chief Financial Officer
Stephen G. Haggerty	43	Executive Vice President, Global Head of Real Estate and Development
Rakesh Sarna	53	Executive Vice President, Chief Operating Officer—International
H. Charles Floyd	51	Executive Vice President, Chief Operating Officer—North America
Rena Hozore Reiss	51	Executive Vice President, General Counsel and Secretary
Robert W. K. Webb	54	Senior Vice President, Chief Human Resources Officer
John Wallis	58	Senior Vice President, Global Head of Marketing and Brand Strategy

Thomas J. Pritzker has been a member of our board of directors since August 2004 and our Executive Chairman since August 2004. Mr. Pritzker served as our Chief Executive Officer from August 2004 to December 2006. Mr. Pritzker was appointed President of Hyatt Corporation in 1980 and served as Chairman and Chief Executive Officer of Hyatt Corporation from 1999 to December 2006. Mr. Pritzker is Chairman and Chief Executive Officer of The Pritzker Organization, LLC, the principal financial and investment advisor to various Pritzker family business interests. Mr. Pritzker is Chairman of Marmon Holdings, Inc. and also serves as a Director of Royal Caribbean Cruises Ltd. Mr. Pritzker is a Director and Vice President of The Pritzker Foundation, a charitable foundation; Director and President of the Pritzker Family Philanthropic Fund, a charitable organization; and Chairman and President of The Hyatt Foundation, a charitable foundation which established The Pritzker Architecture Prize. Mr. Pritzker is a first cousin of Ms. Penny Pritzker, who is also a member of our board of directors.

Mark S. Hoplamazian has been a member of our board of directors since November 2006. He has served as our President and Chief Executive Officer since December 2006, as interim President from July 2006 to December 2006 and Vice President from August 2004 to December 2004. From August 2009 to December 2010, Mr. Hoplamazian was a Vice President of The Pritzker Organization, LLC (TPO), the principal financial and investment advisor to various Pritzker family business interests. From April 2004 to August 2009, Mr. Hoplamazian served as President and Director of TPO and has served in various capacities with TPO and its predecessors since its formation in 1997, including managing its merchant banking and investment activities. Mr. Hoplamazian currently serves on the Board of Trustees of The Latin School of Chicago. He is a member of the Discovery Class of the Henry Crown Fellowship at the Aspen Institute.

Harmit J. Singh has served as our Chief Financial Officer since August 2008. Mr. Singh leads our finance, accounting, treasury, strategic financial planning and analysis, tax, risk, investor relations and information technology functions worldwide. Mr. Singh has over 26 years of financial experience in the travel, financial services, restaurant and hospitality industries. He joined Hyatt after spending 14 years at Yum! Brands, Inc., a restaurant company. Mr. Singh most recently served as Senior Vice President and Chief Financial Officer for Yum!, International from December 2005 to July 2008. Prior to this position, Mr. Singh served in several senior financial roles, including Senior Vice President and Chief Financial Officer for Pizza Hut—United States, Vice President Finance—Yum!, International, Chief Financial Officer—India and Chief Financial Officer—Asia. Prior to joining Yum! in 1994, Mr. Singh worked in various financial capacities for American Express India, a worldwide travel, financial and network services company. Mr. Singh serves on the board of directors and is also the Audit Committee Chair of Avendra, LLC.

Stephen G. Haggerty has served as our Global Head of Real Estate and Development since August 2007 and our Executive Vice President—Real Estate and Development from June 2007 to August 2007. Mr. Haggerty has responsibility for our global development team, our global feasibility and development finance team, our corporate transactions group, and our global asset management team that oversees all of our owned hotel properties and development of hotels and vacation ownership properties in which we have ownership. Prior to joining us, Mr. Haggerty spent 13 years serving in several positions of increasing responsibility with Marriott International, Inc., a lodging company, most recently in London as Senior Vice President, International Project Finance and Asset Management for Europe, Africa and the Middle East from 2005 to 2007. Prior to this position, from 2003 to 2005, Mr. Haggerty served as Marriott’s Senior Vice President of Global Asset Management and Development Finance and previously lived in Asia for nine years holding a variety of roles relating to development at Marriott.

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

H. Charles Floyd has served as our Chief Operating Officer—North America since January 2006. Mr. Floyd has been with us since 1981. Mr. Floyd is responsible for management of our full service hotels and resorts as well as Hyatt Place and Summerfield Suites brands in the United States, Canada and the Caribbean. In addition, he oversees Hyatt Residential Group, Inc. (formerly known as Hyatt Vacation Ownership, Inc. (HVOI)) and the Franchise Owner Relations Group, which supports both full service and select service and extended stay franchisees. He also oversees various corporate functions for North America, including sales, human resources, product and design, rooms, food and beverage and engineering. Prior to assuming his current position, Mr. Floyd served in a number of senior positions at Hyatt, including Executive Vice President—North America Operations and Senior Vice President of Sales, as well as various managing director and general manager roles at Hyatt.

Rena Hozore Reiss has served as our Executive Vice President, General Counsel and Secretary since August 2010. Ms. Reiss joined Hyatt after spending 10 years at Marriott International, Inc. where she most recently served as Senior Vice President and Associate General Counsel, overseeing a legal team responsible for supporting the company’s development activities in the Americas. From 2000 to 2007, Ms. Reiss held a series of increasingly responsible positions at Marriott, including serving as Senior Counsel and Vice President and Assistant General Counsel. Prior to entering the hospitality industry, Ms. Reiss practiced law at Thomson Muraro Razook & Hart in Miami, Florida, served as an Associate General Counsel for the Miami Herald Publishing Company, and was a Partner with Counts & Kanne, Chartered in Washington, DC.

Robert W. K. Webb has served as our Chief Human Resources Officer since August 2007. Prior to joining Hyatt, Mr. Webb served as Head of Global Service Delivery for Citi Employee Services at Citigroup Inc., a global financial services company. During his 19-year tenure at Citigroup and two predecessor companies, Mr. Webb served as Chief Administrative Officer for a global business unit and held several senior human resources roles in North America and international operations. Mr. Webb serves as a Director of Chicago Children’s Museum and is a member of the Advisory Board of the School of Hospitality at Boston University and the Hospitality Program at DePaul University.

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

Market Information

Our Class A common stock began trading publicly on the New York Stock Exchange under the symbol “H” on November 5, 2009. Prior to that time, there was no public market for our Class A common stock. As of January 31, 2011, our Class A common stock was held by approximately 26 stockholders of record and there were 44,502,196 shares of Class A common stock outstanding. This stockholder figure does not include a substantially greater number of “street name” holders or beneficial holders of our Class A common stock whose shares are held of record by banks, brokers and other financial institutions. The following table sets forth, for the period indicated, the high and low sale prices of our Class A common stock as reported by the New York Stock Exchange since our initial public offering.

Fiscal Year end December 31, 2009	High	Low
Fourth Quarter (beginning November 5, 2009)	$30.70	$27.75

Fiscal Year end December 31, 2010
First Quarter	$40.00	$28.16
Second Quarter	$43.88	$36.00
Third Quarter	$40.55	$34.19
Fourth Quarter	$46.25	$36.84

On February 15, 2011, the closing stock price of our Class A common stock was $49.20.

There is no established public trading market for our Class B common stock. As of January 31, 2011, our Class B common stock was held by 478 shareholders and there were 129,466,000 shares of Class B common stock outstanding.

Dividends

We have never declared or paid cash dividends on our common stock. In addition, we must comply with the covenants in our revolving credit facility if we want to pay cash dividends. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, capital requirements, restrictions contained in current or future financing instruments and such other factors as our board of directors deems relevant.

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

	11/5/2009	12/31/2009	12/31/2010
Hyatt Hotels Corporation	100.0	106.5	159.2
S&P 500	100.0	104.9	117.3
Russell 1000 Hotel	100.0	109.3	171.2

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

During the fourth quarter of 2010 we used approximately $32 million of the proceeds to pay off a 10.07% fixed rate mortgage loan with a maturity of September 30, 2011. We intend to use the remaining portion of the net proceeds for the acquisition of, or investment in, new properties or businesses that complement our business. Pending the full application of the net proceeds as described above, we have invested unused proceeds in short-term, investment grade, interest-bearing securities. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus dated November 4, 2009 filed by us with the SEC pursuant to Rule 424(b).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

We derived the selected consolidated statements of income (loss) data for the years ended December 31, 2010, 2009 and 2008 and the selected consolidated balance sheet data as of December 31, 2010 and 2009 from our audited consolidated financial statements included in this annual report. We derived the selected consolidated statements of income (loss) data for the years ended December 31, 2007 and 2006 and the selected consolidated balance sheet data as of December 31, 2008, 2007 and 2006 from our audited consolidated financial statements which are not included in this annual report. Our historical results are not necessarily indicative of the results expected for any future period.

You should read the selected historical financial data together with the consolidated financial statements and related notes appearing in this annual report, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this annual report.

(in millions, except per share data)	Year Ended December 31,
	2010	2009	2008	2007	2006
Consolidated statements of income (loss) data:
Owned and leased hotel revenues	$1,859	$1,780	$2,137	$2,036	$1,856
Management and franchise fee revenues	255	223	290	315	294
Other revenues	45	49	83	103	110
Other revenues from managed properties (1)	1,368	1,278	1,325	1,281	1,207

Total revenues	3,527	3,330	3,835	3,735	3,467

Direct and selling, general, and administrative expenses	3,419	3,281	3,470	3,350	3,115
Income (loss) from continuing operations	51	(43)	115	266	331
Net loss (income) attributable to noncontrolling interests	11	3	(2)	(1)	(14)
Net income (loss) attributable to Hyatt Hotels Corporation	66	(43)	168	270	315

Income (loss) from continuing operations per common share, basic and diluted (2)	$0.29	$(0.28)	$0.90	$1.98	$2.41

(in millions)	As of December 31,
	2010	2009	2008	2007	2006
Consolidated balance sheet data:
Cash and cash equivalents	$1,110	$1,327	$428	$409	$801
Total current assets	2,165	2,009	1,081	1,089	1,527
Property and equipment, net	3,453	3,585	3,471	3,494	2,743
Intangibles, net	280	284	256	359	154
Total assets	7,243	7,155	6,119	6,248	5,522

Total current liabilities	596	495	653	697	1,001
Long-term debt	714	840	1,209	1,288	173
Other long-term liabilities	802	780	665	794	588
Total liabilities	2,112	2,115	2,527	2,779	1,762
Total stockholders’ equity	5,118	5,016	3,564	3,434	3,731

Total liabilities and equity	$7,243	$7,155	$6,119	$6,248	$5,522

(1)	Represents revenues that we receive from third-party property owners who reimburse us for costs that we incur on their behalf, with no added margin. These costs relate primarily to payroll at managed properties where we are the employer. As a result, these revenues have no effect on our profit, although they do increase our total revenues and the corresponding costs increase our total expenses. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal Factors Affecting Our Results of Operations—Revenues.”
(2)	All per share amounts reflect a one-for-two reverse split of our common stock effected on October 14, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 6, “Selected Financial Data” and our consolidated financial statements included in this annual report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in “Disclosure Regarding Forward-Looking Statements” and Item I, Part 1A, “Risk Factors” included elsewhere in this annual report.

Overview

We are a global hospitality company engaged in the management, franchising, ownership and development of Hyatt-branded hotels, resorts and residential and vacation ownership properties around the world. As of December 31, 2010, our worldwide portfolio consisted of 453 Hyatt-branded properties (127,507 rooms and units), including:

•	177 managed properties (68,239 rooms), all of which we operate under management agreements with third-party property owners;

•	132 franchised properties (20,249 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	90 owned properties (including 3 consolidated hospitality ventures) (23,637 rooms) and 6 leased properties (2,851 rooms), all of which we manage;

•	24 managed properties owned or leased by unconsolidated hospitality ventures (10,330 rooms);

•	15 vacation ownership properties (962 units), all of which we manage; and

•	9 residential properties (1,239 units), all of which we manage and some of which we own.

Our full service hotels and resorts operate under five world-recognized brands, Park Hyatt, Andaz (our newest full service brand) Grand Hyatt, Hyatt Regency and Hyatt. In addition, we own, operate and franchise hotels under two select service brands, Hyatt Place and Hyatt Summerfield Suites. Our select service hotels provide guests with many of the amenities available at full service hotels but on a smaller scale. Compared to our full service hotels, our select service hotels have limited food and beverage outlets and do not offer comprehensive business or banquet facilities but rather are suited to serve smaller business meetings. We develop, sell or manage vacation ownership properties in select locations as part of the Hyatt Vacation Club, which is in the process of changing its name to Hyatt Residence Club. We also manage, provide services to or license our trademarks with respect to residential ownership units that are often adjacent to a Hyatt-branded full service hotel. We consult with third parties in the design and development of such mixed-use projects based on our expertise as a manager and owner of vacation ownership properties, residential properties and hotels.

We have adopted a business model that entails both ownership of properties and management and franchising of third-party owned properties in order to pursue more diversified revenue and income streams that balance both the advantages and risks associated with these lines of business. Our expertise and experience in each of these areas gives us the flexibility to evaluate growth opportunities across these lines of business. Growth in the number of management and franchise agreements and earnings there from typically results in higher overall returns on invested capital because the capital investment under a typical management or franchise agreement is not significant. The capital required to build and maintain hotels that we manage for third-party owners, or franchise, is typically provided by the owner of the respective property with minimal capital required by us as the manager or franchisor. During periods of increasing demand we do not share fully in the incremental profits of hotel operations for hotels that we manage for third-party owners as our fee arrangements generally include a base amount calculated using the revenue from the subject hotel and an incentive fee that is, typically, a percentage of hotel profits that is usually less than 20%, with the actual level depending on the structure and terms of the management agreement. We do not share in the benefits of increases in profits from franchised properties because franchisees pay us an initial application fee and ongoing royalty fees that are calculated as a percentage of gross room revenues with no fees based on profits. Disputes or disruptions may arise with third-party owners of hotels we manage or franchise and these disputes can result in termination of the relevant agreement. With respect to property ownership, we believe that ownership of selected hotels in key markets enhances our ability to control our brand presence in these markets. Ownership of hotels allows us to capture the full benefit of increases in operating profits during periods of increasing demand and room rates. The cost structure of a typical hotel is more fixed than variable, so as demand and room rates increase over time, the pace of increase in operating profits typically is higher than the pace of increase of revenues. Hotel ownership is, however, more capital intensive than managing hotels for third-party owners, as we are responsible for the costs and all capital expenditures for our owned hotels. The profits realized in our owned and leased hotel segment are generally more significantly affected by economic downturns and declines in revenues than the results of our management and franchising segments. This is because we absorb the full impact of declining profits in our owned and leased hotels whereas our management and franchise fees do not have the same level of downside exposure to declining hotel profitability. See also “—Principal Factors Affecting Our Results of Operations—Factors Affecting Our Costs and Expenses—Fixed nature of expenses” and Part I, Item 1A, “Risk Factors—Risks Related to Our Business—We are exposed to the risks resulting from significant investments in owned and leased real estate, which could increase our costs, reduce our profits, limit our ability to respond to market conditions or restrict our growth strategy.”

For the years ended December 31, 2010, 2009 and 2008, 79.4%, 80.4%, and 79.9% of our revenues were derived from operations in the United States, respectively. As of December 31, 2010 and 2009, 74.3% and 76.6% of our long-lived assets were located in the United States, respectively.

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

In addition to our three reportable segments, Corporate and other includes the results of our vacation ownership business and unallocated corporate expenses.

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

Adjusted EBITDA

We use the term Adjusted EBITDA throughout this annual report. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define consolidated Adjusted EBITDA as net income (loss) attributable to Hyatt Hotels Corporation plus our pro-rata share of unconsolidated hospitality ventures Adjusted EBITDA based on our ownership percentage of each venture, adjusted to exclude the following items:

•	equity earnings (losses) from unconsolidated hospitality ventures;

•	gains on sales of real estate;

•	asset impairments;

•	a 2008 charge resulting from the termination of our supplemental executive defined benefit plans;

•	other income (loss), net;

•	discontinued operations and changes in accounting principles, net of tax;

•	net loss (income) attributable to noncontrolling interests;

•	depreciation and amortization;

•	interest expense; and

•	(provision) benefit for income taxes.

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

Adjusted EBITDA is not a substitute for net income (loss) attributable to Hyatt Hotels Corporation, income (loss) from continuing operations, cash flows from operating activities or any other measure prescribed by GAAP. There are limitations to using non-GAAP measures such as Adjusted EBITDA. Although we believe that Adjusted EBITDA can make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, Adjusted EBITDA should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. Our management compensates for these limitations by reference to our GAAP results and using Adjusted EBITDA supplementally. See our consolidated statements of income (loss) and consolidated statements of cash flows in our consolidated financial statements included in this annual report.

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

Revenues from room rentals and ancillary revenues are primarily derived from three categories of customers: transient, group and contract. Transient guests are individual travelers who are traveling for business or leisure. Our group guests are traveling for group events that reserve a minimum of 10 rooms for meetings or social functions sponsored by associations, corporate, social, military, educational, religious or other organizations. Group business usually includes a block of room accommodations as well as other ancillary services, such as catering and banquet services. Our contract guests are traveling under a contract negotiated for a block of rooms for more than 30 days in duration at agreed-upon rates. Airline crews are typical generators of contract demand for our hotels.

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

Intersegment eliminations.    We evaluate our reportable segments with intersegment revenues and expenses included in their results. These intersegment revenues and expenses represent management fees earned by our North American and international management and franchising segments for managing our owned and leased hotels. As presented throughout this annual report, the individual segment results for the management and franchising businesses include the intersegment fee revenues and our owned and leased hotels include the intersegment fee expenses. Both the intersegment fee revenues and expenses are eliminated in consolidation.

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

During the second half of 2008 and all of 2009, the global economic recession and its negative effect on demand by transient business and leisure travelers and associations and other group customers depressed demand throughout the hospitality industry. These conditions resulted in a decline in RevPAR for the fourth quarter of 2008 and some of the most significant RevPAR declines we have experienced in recent history throughout 2009. This reduced demand resulted in decreases in occupancy levels and ADR.

In 2010, we started experiencing signs of recovery. Each of our three operating segments experienced increased RevPAR levels and contributed to improved performance in our consolidated revenues and Adjusted EBITDA. In North America, the recovery of group business helped drive our revenue growth in 2010 as compared to 2009. Our international management and franchising business experienced significant RevPAR improvement in all regions, with Asia Pacific showing the most significant growth. Additionally, in the second half of 2010, our North America properties experienced overall improvement in ADR. In 2011, we expect group business and ADR to continue the recovery that began in 2010. While our results reflect signs of improvement, they are based on RevPAR that is still well below our pre-recession levels.

Competition.    The global lodging industry is highly competitive. During periods of decreased demand for hospitality products and services, as experienced in the recent economic recession, competition in the industry becomes increasingly fierce. While we generally try to maintain rates under such circumstances whenever possible, the overall reduction in business travel during the recent recession placed significant pressure on occupancy levels at our properties as well as those of our competitors. Accordingly, in 2009 and to a lesser extent in 2010 we increased the number of promotional offers and expanded individual hotels’ use of internet distribution channels, which offer different customer price points, in an effort to expose more customers to our products and services and to attract guests. Internet distribution channels are online sites that sell hospitality related products and services of multiple brands. While occupancy levels have increased to pre-recession levels, room rates are still less than pre-recession highs. We believe that our brand strength and ability to manage our operations in an efficient manner will help us to compete successfully within the global hospitality industry.

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

Fixed nature of expenses.    Many of the expenses associated with managing, franchising, owning and developing hotels and residential and vacation ownership properties are relatively fixed. These expenses include personnel costs, rent, property taxes, insurance and utilities. If we are unable to decrease these costs significantly or rapidly when demand for our hotels and other properties decreases, the resulting decline in our revenues can have a particularly adverse effect on our net cash flow, margins and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth. Economic downturns generally affect the results of our owned and leased hotel segment more significantly than the results of our management and franchising segments due to the high fixed costs associated with operating an owned or leased property. The effectiveness of any cost-cutting efforts is limited by the fixed-cost nature of our business. As a result, we may not always be able to offset reductions in revenue through cost cutting. Employees at some of our owned hotels are parties to collective bargaining agreements that may also limit our ability to make timely staffing or labor changes in response to declining revenues. In addition, efforts to reduce costs, or to defer or cancel capital improvements, could adversely affect the economic value of our properties and brands. We intend to manage our cost structure at levels appropriate for the degree of demand and revenue generated at our hotels.

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

Demand for vacation ownership properties.    The recent economic downturn severely reduced consumer demand for vacation ownership properties. A significant portion of our costs to support our vacation ownership business relates to direct sales and marketing of these properties. Accordingly, we have significantly reduced these costs as a response to lower demand. During 2010, we received an $8 million favorable settlement with respect to a construction dispute at one of our vacation ownership properties, which was recorded as a reduction to our direct costs. Our vacation ownership business recorded a total of $45 million in impairment charges in 2010, which included a $30 million charge in asset impairments due to a change in management’s plans for future development of two multi-phase vacation ownership properties, which had multi-phase development. In one of these vacation ownership properties, our ownership interest is less than 100%. As a result, $9 million of this impairment charge is attributable to our partner and is reflected in net loss (income) attributable to noncontrolling interests. As a result, the net total impairment charge attributable to Hyatt Hotels Corporation is $21 million. Additionally, we recorded impairment charges for our interests in vacation ownership properties of $15 million in equity losses from unconsolidated hospitality ventures.

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

Acquisitions, investments, divestitures and significant renovations

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

In 2010, we entered into the following transactions:

•

formed a hospitality venture to purchase a hotel within a to-be constructed building in New York City for a total purchase price of $375 million. The hospitality venture will be funded upon the purchase of the hotel and our share of the purchase price commitment is 66.67%;

•

committed to invest in a joint venture in order to develop, own and operate a hotel property in the State of Hawaii. Contingent upon the amount of debt financing placed on the project, the maximum commitment under the agreement at December 31, 2010 is $123 million;

•	acquired two parcels of land in Latin America for a net purchase price of $85 million with the purpose of developing these properties into new hotels;

•

entered into an agreement with a third party to acquire an interest in a hospitality venture that owns the Hyatt Regency New Orleans. We contributed cash of $60 million for a preferred equity interest in this venture, which plans to complete the renovation and reopening of the Hyatt Regency New Orleans in late 2011, which has been closed since September 2005 due to damage from Hurricane Katrina; and

•

sold six Hyatt-branded hotels, consisting of: (1) Grand Hyatt Tampa Bay, for $56 million, net of closing costs, (2) Hyatt Lisle, Hyatt Deerfield and Hyatt Rosemont, for a combined net sale price of $49 million, (3) Hyatt Regency Greenville, for a sale price of $15 million, net of closing costs, and (4) Hyatt Regency Boston, for net proceeds of $113 million. Additionally, the ownership interest in the Hyatt Regency Princeton was transferred to the lender through a deed in lieu of foreclosure transaction. A pre-tax gain of $35 million was realized on extinguishment of the $45 million secured mortgage debt on this property.

In the year ended December 31, 2009, we acquired the Hyatt Regency Boston property for a purchase price of $110 million.

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

Results of Operations

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Consolidated Results

(In millions, except percentages)	Year Ended December 31,
	2010	2009	Better / (Worse)
REVENUES:
Total revenues	$3,527	$3,330	$197	6%

DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	1,493	1,460	(33)	(2)%
Depreciation and amortization	279	269	(10)	(4)%
Other direct costs	3	13	10	77%
Selling, general, and administrative	276	261	(15)	(6)%
Other costs from managed properties	1,368	1,278	(90)	(7)%

Direct and selling, general, and administrative expenses	3,419	3,281	(138)	(4)%

Net gains and interest income from marketable securities held to fund operating programs	21	29	(8)	(28)%
Equity losses from unconsolidated hospitality ventures	(40)	(13)	(27)	(208)%
Interest expense	(54)	(56)	2	4%
Gains on sales of real estate	26	—	26	100%
Asset impairments	(44)	(12)	(32)	(267)%
Other income (loss), net	71	(48)	119	248%

INCOME (LOSS) BEFORE INCOME TAXES	88	(51)	139	273%

(PROVISION) BENEFIT FOR INCOME TAXES	(37)	8	(45)	(563)%

INCOME (LOSS) FROM CONTINUING OPERATIONS	51	(43)	94	219%

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	4	(3)	7	233%

NET INCOME (LOSS)	55	(46)	101	220%

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	11	3	8	267%

NET INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$66	$(43)	$109	253%

Revenues.    Consolidated revenues in the year ended December 31, 2010 increased $197 million, or 6%, compared to the year ended December 31, 2009, including $14 million in net favorable currency effects and a $90 million increase in other revenues from managed properties. The increase in other revenues from managed properties was due to higher costs reimbursed by managed properties, driven by higher occupancy levels and revenues. Included in other revenues from managed properties is a decrease of $7 million in benefits costs resulting from decreased performance of the underlying assets for benefit programs funded through rabbi trusts. These expenses are offset in other costs from managed properties, thus having no net impact to our earnings. Excluding this amount, other revenues from managed properties increased $97 million, or 8%, in the year ended December 31, 2010 compared to the year ended December 31, 2009. Comparable owned and leased hotel revenue increased $107 million over the same period, which includes net favorable currency effects of $10 million. Non-comparable owned and leased hotel revenue decreased $28 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. This decrease reflected the sales of six hotels in 2010, with the largest impact attributable to the Hyatt Regency Boston in the first quarter of 2010 partially offset by increases in revenues for a hotel opened in 2010. The remaining increase in revenues related primarily to increased management and franchise fees of $32 million in our management and franchising segments. Included in consolidated management fees for the year ended December 31, 2010 were base management fees of $132 million, a 12% increase from 2009, and incentive management fees of $93 million, an 18% increase from 2009. These increases in hotel revenue and management fees were primarily driven by an increase in demand which was reflected in higher occupancy levels particularly from group business in North America and higher transient demand in international markets. Incentive management fees increased due to higher hotel operating profits at comparable hotels, fees generated at hotels opened in 2010 and improved performance at hotels opened in 2009. Corporate and other revenues represent the revenues of our vacation ownership business, which decreased $5 million or 7.5% as a result of a decrease in revenue recognized for sales contracts written in prior periods. The table below provides a breakdown of revenues by segment for the years ended December 31, 2010 and 2009. For further discussion of segment revenues for the periods presented, please refer to “—Segment Results.”

(in millions, except percentages)	Year Ended December 31,
	2010	2009	Better / (Worse)
Owned and leased hotels	$1,859	$1,780	$79	4.4%
North American management and franchising	1,476	1,387	89	6.4%
International management and franchising	210	176	34	19.3%
Corporate and other	62	67	(5)	(7.5)%
Eliminations	(80)	(80)	—	—%

Consolidated revenues	$3,527	$3,330	$197	5.9%

Owned and leased hotels expense.    Expenses for owned and leased hotels increased by $33 million in the year ended December 31, 2010 compared to the year ended December 31, 2009. Expenses recognized with respect to our employee benefit programs funded through rabbi trusts decreased $5 million driven by the performance of the underlying invested assets during the year ended December 31, 2010 as compared to the year ended December 31, 2009. These expenses are fully offset by corresponding net gains and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings. Excluding this impact, owned and leased hotel expenses increased $38 million in the year ended December 31, 2010 as compared to December 31, 2009. The increase was driven primarily by our comparable owned and leased hotels, which had additional expense of $55 million for the period, primarily attributable to higher compensation and related costs, food costs and other variable operating expenses. The increased costs were largely as a result of increased hotel occupancy in 2010 as compared to 2009 as a result of improved economic and industry conditions. Partially offsetting these increases were non-comparable owned and leased hotels which represented $17 million of decreased expenses, due primarily to the sale of the Hyatt Regency Boston property in the first quarter of 2010 and five other properties later in the year, partially offset by increased expenses for a hotel that opened in 2010.

Depreciation and amortization expense.    Depreciation and amortization expense increased by $10 million in the year ended December 31, 2010 compared to the year ended December 31, 2009. Comparable owned and leased hotels depreciation expense increased $7 million compared to the prior period reflecting depreciation associated with renovated assets. We also recorded $3 million in increased accelerated depreciation at properties undergoing renovations in the year ended December 31, 2010 when compared to the year ended December 31, 2009. Additionally, we experienced a $1 million increase from non-comparable owned and leased hotels, as the expense from the six hotels sold in 2010 largely offset the increased depreciation for the hotel we opened in 2010.

Other direct costs.    Other direct costs represent costs associated with our vacation ownership operations. These costs decreased by $10 million in the year ended December 31, 2010 compared to the year ended December 31, 2009. During the first quarter of 2010, we received a favorable settlement of approximately $8 million related to a construction dispute at one of our vacation ownership properties.

Selling, general and administrative expenses.    Selling, general and administrative costs increased by $15 million in the year ended December 31, 2010 compared to the year ended December 31, 2009. Included in selling, general and administrative expenses is a decrease of $4 million in benefits costs resulting from reduced performance gains for the underlying assets for benefit programs funded through rabbi trusts. These expenses are offset in net gains and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings. Excluding this amount, selling, general and administrative costs increased $19 million, or 8%, in the year ended December 31, 2010 compared to the year ended December 31, 2009. This increase was due to higher compensation and related costs of $15 million, primarily driven by incentive compensation, and increased travel and entertainment costs of $5 million as a result of increased business development activities.

Net gains and interest income from marketable securities held to fund operating programs.    Marketable securities held to fund our benefit programs funded through rabbi trusts resulted in a net gain of $16 million in the year ended December 31, 2010, compared to the net gain of $25 million in the year ended December 31, 2009 due to reduced performance gains in the underlying securities. The gains and losses on securities held in the rabbi trusts are offset by expenses in our owned and leased hotels expense and in selling, general and administrative expenses for our managed and franchised hotels, having no net impact on our earnings. Of the $9 million reduction in returns in the underlying securities, $4 million was offset in selling, general and administrative expenses and $5 million was offset in owned and leased hotel expenses. Marketable securities held to fund our Gold Passport program generated a net gain of $5 million in the year ended December 31, 2010, compared to a net gain of $4 million for the year ended December 31, 2009. The gains and losses on securities held to fund our Gold Passport program are offset by corresponding changes to our owned and leased hotel revenues, thus having no net impact on our earnings.

Equity losses from unconsolidated hospitality ventures.    Equity losses from unconsolidated hospitality ventures were $40 million in the year ended December 31, 2010, compared to $13 million for the year ended December 31, 2009. In 2010, we recorded impairment charges of $31 million, which included impairment of interests in hospitality venture properties of $16 million and vacation ownership properties of $15 million. In 2009, we also recorded impairment charges of $14 million, which included impairment of interests in hospitality venture properties of $11 million and a vacation ownership property of $3 million. There was a $5 million decline attributable to lower earnings generated by the underlying hotels, of which the majority was related to newly opened hotels. Additionally, we had a $4 million reduction in foreign currency gains on one of our unconsolidated hospitality ventures.

Interest expense.    Interest expense decreased by $2 million in the year ended December 31, 2010 compared to the year ended December 31, 2009. There was a $13 million reduction in interest expense relating to the repayment of $600 million of senior subordinated notes in May 2009. There was also a $12 million reduction in interest expense due to the repayment of two hotel loans during 2009. This reduction was partially offset by an $18 million increase in interest expense in 2010 related to the issuance of the senior notes in August 2009, as well as a $4 million increase in 2010 for facility fees related to our amended revolving credit facility. For further information on these transactions refer to Note 10 of the consolidated financial statements included in this annual report.

Gains on sales of real estate.    During 2010, we sold the Hyatt Regency Greenville, Hyatt Lisle, Hyatt Deerfield, and Hyatt Rosemont for a combined $64 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of $26 million. We entered into long-term franchise agreements for each of these properties, and therefore recognized the full gain on sale of real estate in our consolidated statements of income (loss).

Asset impairments.    Asset impairments, which are recorded, as necessary, based on our regular evaluation of assets for impairment, were $44 million and $12 million for the years ended December 31, 2010 and 2009, respectively. The $44 million in impairment charges in 2010 included:

•

an impairment charge of $30 million due to a change in management’s plans for future development of two multi-phase vacation ownership properties. In one of these vacation ownership properties, our ownership interest is less than 100%. As a result, $9 million of this impairment charge is attributable to our partner and is reflected in net loss (income) attributable to noncontrolling interests. As a result the net total impairment charge attributable to Hyatt Hotels Corporation is $21 million;

•	a $10 million impairment charge based on an estimate of net realizable value in connection with a planned sale of a Company owned airplane; and

•	a $3 million impairment of property and equipment in our owned and leased hotel segment.

The $12 million impairment charge in 2009 included a $7 million charge related to goodwill impairment on a hotel. Additionally, we had a $5 million charge for the full impairment of an intangible asset relating to a management agreement covering certain select service hotels in our North American management and franchising segment.

Other income (loss), net.    Other income (loss), net, improved by $119 million in the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily due to $93 million of debt settlement costs in 2009, combined with a $35 million gain recognized on extinguishment of debt in 2010. Further information on these transactions is discussed in “—Liquidity and Capital Resources.” Additionally, we experienced an increase of $9 million in gains on other marketable securities and an increase of $8 million related to reduced provisions on hotel loans. These improvements were partially offset by the decrease in cash distributions from cost method investments of $22 million and decreased foreign currency gains (losses) of $8 million. The table below provides a breakdown of other income (loss), net for the years ended December 31, 2010 and 2009:

(in millions except percentages)	Year Ended December 31,
	2010	2009	Better / (Worse)
Interest income	$21	$21	$—	—%
Gains on other marketable securities	19	10	9	90.0%
Income from cost method investments (1)	—	22	(22)	(100.0)%
Foreign currency gains (losses)	(3)	5	(8)	(160.0)%
Debt settlement costs (2)	—	(93)	93	100.0%
Provisions on hotel loans (3)	(1)	(9)	8	88.9%
Gain on extinguishment of debt (4)	35	—	35	100.0%
Other (5)	—	(4)	4	100.0%

Other income (loss), net	$71	$(48)	$119	247.9%

(1)	Income from cost method investments for the year ended December 31, 2009 included $22 million in cash distributions from certain non—hospitality real estate partnerships.
(2)	Amount relates to costs associated with the repurchase of senior subordinated notes and early settlement of a subscription agreement. The costs include $88 million of make-whole interest payments and early settlement premiums and a $5 million write-off of deferred financing costs.
(3)	In 2010 we recorded $2 million in provisions related to certain hotel developer loans based on our assessment of their collectability. Additionally, during 2010, we received $1 million of a recovery on an amount previously reserved.
(4)	During 2010, we extinguished $45 million of mortgage debt for a majority owned property, as a result of executing a deed in lieu of foreclosure transaction with the lender. The deed was transferred to the lender on September 30, 2010 and at that time a gain on extinguishment of debt of $35 million was recorded. See Note 8 to our consolidated financial statements included in this annual report for further detail.
(5)	Includes gains (losses) on asset retirements for each period presented.

(Provision) benefit for income taxes.    Income taxes for the years ended December 31, 2010 and 2009 was a provision of $37 million and a benefit of $8 million, respectively, which resulted in effective income tax rates of 42.0% for 2010 and 16.6 % for 2009.

The effective tax rate for 2010 of 42.0% differed from the U.S statutory federal income tax rate of 35% due to the mix of U.S. operating losses with earnings from our foreign-based operations. The tax benefit from U.S. losses and losses in certain foreign jurisdictions were offset by taxes against income earned by our foreign-based operations, an increase in unrecognized tax benefits totaling $11 million and an increase in nondeductible deferred compensation of $6 million.

The effective tax rate for 2009 of 16.6% differed from the U.S. statutory federal income tax rate of 35% primarily due to the mix of U.S. operating losses with earnings from our foreign-based operations. The tax benefit from U.S. losses and losses in certain foreign jurisdictions were partially offset by taxes against income earned by our foreign-based operations, an increase in unrecognized tax benefits totaling $11 million and valuation allowances primarily related to foreign losses of $31 million.

Discontinued operations.    During 2010, we sold a residential property for a gain of $6 million, net of taxes. We also sold a non-Hyatt branded hotel for a gain of $1 million, net of taxes. We have recognized $3 million of a net loss from discontinued operations for both the years ended December 31, 2010 and 2009, respectively, which was primarily driven by impairment charges in both periods related to the non-Hyatt branded hotel. We have no continuing involvement with either property.

Net loss attributable to noncontrolling interests.    Net loss attributable to noncontrolling interests increased by $8 million compared to 2009, primarily due to the portion of an impairment charge attributable to the noncontrolling interest in one of our consolidated vacation ownership properties, which is included in Corporate and other.

Segment Results

We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA, as described in Note 20 to our consolidated financial statements included in this annual report. See “—Key Business Metrics Evaluated by Management” for a discussion of our definition of Adjusted EBITDA, how we use it, why we present it and material limitations on its usefulness. The segment results presented below are presented before intersegment eliminations.

Owned and Leased Hotels.    Revenues increased by $79 million in the year ended December 31, 2010 compared to the year ended December 31, 2009. Included in this increase was $10 million of net favorable currency effects. Comparable owned and leased hotel revenues increased $107 million, and were driven by a RevPAR increase of 7.8%. The improvements in RevPAR were driven primarily by increased transient and group occupancy for the full year 2010 as compared to 2009. Group occupancy continued to trend higher over the course of 2010, which resulted in increased room revenue and food and beverage revenues as compared to last year. Transient rates at our full service hotels trended higher over the course of 2010 and finished the year slightly up versus last year. Significant renovations across our owned portfolio reduced our RevPAR by approximately 400 basis points and increased group occupancy reduced available transient room supply over the course of the year. We continue to see improvements across our portfolio, despite having five owned hotels undergoing large renovations, which have impacted their occupancy and average daily rates. Non-comparable owned and leased hotel revenues decreased $28 million primarily due to the sale of the Hyatt Regency Boston and five other properties during 2010, partially offset by a new hotel that opened in 2010.

	Year Ended December 31,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2010	2009	Better / (Worse)	2010	2009	Change in Occ % pts	2010	2009	Better / (Worse)
Full Service	$128	$118	7.8%	69.2%	65.2%	4.0%	$184	$181	1.6%
Select Service	67	62	7.6%	75.3%	67.1%	8.2%	89	93	(4.1)%
Total Owned and Leased Hotels	$111	$103	7.8%	70.9%	65.7%	5.2%	$157	$157	0.0%

	Year Ended December 31,
(in millions except percentages)	2010	2009	Better / (Worse)
Segment Revenues	$1,859	$1,780	$79	4.4%
Segment Adjusted EBITDA	$356	$302	$54	17.9%

Adjusted EBITDA increased by $54 million in the year ended December 31, 2010 compared to the year ended December 31, 2009, including $3 million in favorable currency effects. Comparable owned and leased hotel performance increased by $53 million primarily due to revenue growth partially offset by increased operating costs from incentive compensation and other variable costs related to higher occupancy. Additionally, Adjusted EBITDA increased $9 million due to improved operating performance at our unconsolidated hospitality ventures. These improvements are partially offset by decreases at our non-comparable owned and leased hotels of $8 million, which is largely due to the sale of the Hyatt Regency Boston.

North American management and franchising.    North American management and franchising revenues increased by $89 million in the year ended December 31, 2010 compared to the year ended December 31, 2009. Other revenues from managed properties increased $77 million for the year ended December 31, 2010 compared to the year ended December 31, 2009 due to increased cost reimbursements from our managed properties, which grew as higher occupancy increased variable costs. Management and franchise fees increased $12 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. Improvements in base fees were primarily driven by the effects of a 4.1% increase in comparable systemwide North American full service RevPAR. The increase in base fees was partially offset by declines in incentive fees largely due to significant renovations at full service properties, which reduced the profitability at these hotels. Franchise and other fees increased due to improved profitability across our select service portfolio combined with an increase in the number of franchised hotels in 2010 as compared to 2009. RevPAR at our select service hotels in the year ended December 31, 2010 increased by 7.3% compared to the year ended December 31, 2009.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR			Occupancy			ADR
	2010	2009	Better / (Worse)	2010	2009	Change in Occ % pts	2010	2009	Better / (Worse)
North American Full Service	$108	$104	4.1%	69.0%	65.6%	3.4%	$156	$158	(1.0)%
North American Select Service	66	62	7.3%	71.9%	64.8%	7.1%	92	96	(3.3)%

	Year Ended December 31,
(in millions except percentages)	2010	2009	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$193	$181	$12	6.6%
Other Revenues from Managed Properties	1,283	1,206	77	6.4%

Total Segment Revenues	$1,476	$1,387	$89	6.4%

Segment Adjusted EBITDA	$145	$121	$24	19.8%

Adjusted EBITDA improved by $24 million in the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily due to a $12 million increase in management and franchise fees. The remaining improvement is due to a decline in professional fees of $5 million, reduced marketing support for the select service brands of $4 million and a decrease in bad debt expenses of $2 million.

International management and franchising.    International management and franchising revenues increased by $34 million in the year ended December 31, 2010 compared to the year ended December 31, 2009 and included $4 million in net favorable currency impact. The $20 million increase in fees was driven by comparable systemwide international full service hotels due to a 16.9% increase (or 12.6% increase, excluding the favorable currency impact) in RevPAR during the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase resulted from occupancy and rate growth with particularly strong RevPAR results from our hotels in Asia, especially China.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR			Occupancy			ADR
	2010	2009	Better / (Worse)	2010	2009	Change in Occ % pts	2010	2009	Better / (Worse)
International Full Service	$143	$122	16.9%	65.6%	59.2%	6.4%	$218	$206	5.6%

	Year Ended December 31,
(in millions except percentages)	2010	2009	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$142	$122	$20	16.4%
Other Revenues from Managed Properties	68	54	14	25.9%

Total Segment Revenues	$210	$176	$34	19.3%

Segment Adjusted EBITDA	$76	$62	$14	22.6%

Adjusted EBITDA increased by $14 million in the year ended December 31, 2010 compared to the year ended December 31, 2009 largely due to increased management and franchise fees of $20 million, including $2 million in favorable currency impact. These fee increases were partially offset by a $3 million increase in compensation and related costs and a $3 million increase in bad debt expenses.

Corporate and other.    Corporate and other includes unallocated corporate expenses and the results of our vacation ownership business. Revenues declined by $5 million in the year ended December 31, 2010 compared to the year ended December 31, 2009 due to decreases in demand for vacation ownership units as a result of weakened economic conditions.

(in millions except percentages)	Year Ended December 31,
	2010	2009	Better / (Worse)
Corporate and other Revenues	$62	$67	$(5)	(7.5)%
Corporate and other Adjusted EBITDA	$(101)	$(79)	$(22)	(27.8)%

Adjusted EBITDA declined $22 million in the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in corporate expenses was due to higher compensation and related expenses of $11 million and increased professional fees and travel and entertainment costs of $7 million and $3 million, respectively, associated with increased business development activity and transaction costs. Lower vacation ownership revenues were entirely offset by reduced vacation ownership expenses, which included a favorable $8 million settlement for a construction dispute at one of our vacation ownership properties that was recorded as a reduction to our direct costs.

Eliminations.    Eliminations of $80 million and $80 million for the year ended December 31, 2010 and 2009, respectively, primarily represent fees charged by our management and franchising segments to our owned and leased hotels for managing their operations.

Non-GAAP Measure Reconciliation

The following table sets forth Adjusted EBITDA by segment for the years ended December 31, 2010 and 2009. For a discussion of our definition of Adjusted EBITDA, how we use it, why we present it and material limitations on its usefulness, see “—Key Business Metrics Evaluated by Management.”

(in millions, except percentages)	Year Ended December 31,
	2010	2009	Better / (Worse)
Owned and leased hotels	$356	$302	$54	17.9%
North American management and franchising	145	121	24	19.8%
International management and franchising	76	62	14	22.6%
Corporate and other	(101)	(79)	(22)	(27.8)%

Consolidated Adjusted EBITDA	$476	$406	$70	17.2%

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income (loss) attributable to Hyatt Hotels Corporation in the years ended December 31, 2010 and 2009:

(in millions)	Year Ended December 31,
	2010	2009
Adjusted EBITDA	$476	$406
Equity losses from unconsolidated hospitality ventures	(40)	(13)
Gains on sales of real estate	26	—
Asset impairments	(44)	(12)
Other income (loss), net	71	(48)
Discontinued operations, net of tax	4	(3)
Net loss attributable to noncontrolling interests	11	3
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(68)	(59)

EBITDA	436	274
Depreciation and amortization	(279)	(269)
Interest expense	(54)	(56)
(Provision) benefit for income taxes	(37)	8

Net income (loss) attributable to Hyatt Hotels Corporation	$66	$(43)

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Consolidated Results

(In millions, except percentages)	Year Ended December 31,
	2009	2008	Better / (Worse)
REVENUES:
Total revenues	$3,330	$3,835	$(505)	(13)%

DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	1,460	1,581	121	8%
Depreciation and amortization	269	248	(21)	(8)%
Other direct costs	13	26	13	50%
Selling, general, and administrative	261	290	29	10%
Other costs from managed properties	1,278	1,325	47	4%

Direct and selling, general, and administrative expenses	3,281	3,470	189	5%
Net gains (losses) and interest income from marketable securities held to fund operating programs	29	(36)	65	181%
Equity earnings (losses) from unconsolidated hospitality ventures	(13)	14	(27)	(193)%
Interest expense	(56)	(75)	19	25%
Asset impairments	(12)	(86)	74	86%
Other income (loss), net	(48)	23	(71)	(309)%

INCOME (LOSS) BEFORE INCOME TAXES	(51)	205	(256)	(125)%
(PROVISION) BENEFIT FOR INCOME TAXES	8	(90)	98	109%

INCOME (LOSS) FROM CONTINUING OPERATIONS	(43)	115	(158)	(137)%
DISCONTINUED OPERATIONS	(3)	55	(58)	(105)%

NET INCOME (LOSS)	(46)	170	(216)	(127)%
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3	(2)	5	250%

NET INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$(43)	$168	$(211)	(126)%

Revenues.    Consolidated revenues in the year ended December 31, 2009 decreased $505 million, or 13%, compared to the year ended December 31, 2008, including $45 million in net unfavorable currency effects and a $47 million decrease in other revenues from managed properties. The decrease in other revenues from managed properties was due to lower costs reimbursed by managed properties reflecting cost reductions implemented during 2009. Included in other revenues from managed properties was an increase of $49 million in benefits costs resulting from improved performance of the underlying assets for benefit programs funded through rabbi trusts. These expenses were offset in other costs from managed properties, thus having no net impact to our earnings. Excluding this amount, other revenues from managed properties decreased $96 million, or 7%, in the year ended December 31, 2009 compared to the year ended December 31, 2008. Comparable owned and leased hotel revenue decreased $390 million over the same period, which includes net unfavorable currency effects of $35 million. The remaining decrease in revenues related primarily to reduced management fees in our management and franchising segments. Revenues for our owned and leased hotels and our management and franchising segments were negatively affected by widespread weakness in hotel results driven by sharply reduced demand. Included in consolidated management fees for the year ended December 31, 2009 were base management fees of $118 million, a 16% decrease from 2008, and incentive management fees of $79 million, a 37% decrease from 2008. This decrease in hotel revenue and management fees was primarily driven by a decline in demand which was reflected in lower ADR resulting from greater promotional pricing, and lower occupancy levels particularly from group business. While the decline in base management fees generally followed the decline in hotel revenues, the incentive fees were more negatively affected due to the greater declines in hotel profitability. Hotel profitability levels declined due to the impact of significantly reduced revenue levels and certain fixed costs associated with hotel operations. Corporate and other revenues represent the revenues of our vacation ownership business, which decreased $38 million or 36% as a result of the significant impact of the economic recession on sales of vacation ownership intervals. The table below provides a breakdown of revenues by segment for the years ended December 31, 2009 and 2008. For further discussion of segment revenues for the periods presented, please refer to “—Segment Results.”

(in millions, except percentages)	Year Ended December 31,
	2009	2008	Better / (Worse)
Owned and leased hotels	$1,780	$2,137	$(357)	(16.7)%
North American management and franchising	1,387	1,481	(94)	(6.3)%
International management and franchising	176	219	(43)	(19.6)%
Corporate and other	67	105	(38)	(36.2)%
Eliminations	(80)	(107)	27	25.2%

Consolidated revenues	$3,330	$3,835	$(505)	(13.2)%

Owned and leased hotels expense.    Expenses for owned and leased hotels decreased by $121 million in the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease was driven primarily by $168 million of cost reductions at comparable owned and leased hotels primarily attributable to reductions in compensation-related costs and other variable operating expenses, as we reduced our costs in response to declining hotel revenues. The reduced compensation-related costs largely arose from the reductions in hotel staffing levels. Non-comparable owned and leased hotels drove $24 million of increased expenses, due primarily to our 2009 acquisition of the Hyatt Regency Boston property and the opening of a re-branded hotel. Additionally, expenses recognized with respect to our employee benefit programs funded through rabbi trusts increased $23 million as a result of improved performance of the underlying invested assets. These expenses were fully offset by corresponding net gains (losses) and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.

Depreciation and amortization expense.    Depreciation and amortization expense increased by $21 million in the year ended December 31, 2009 compared to the year ended December 31, 2008. This increase was driven by $12 million of accelerated depreciation on assets at properties undergoing renovations and by increased depreciation of $7 million related to our acquisition of the Hyatt Regency Boston property in 2009 and the opening of a re-branded hotel.

Other direct costs.    Other direct costs represent costs associated with our vacation ownership operations. These costs decreased by $13 million in the year ended December 31, 2009 compared to the year ended December 31, 2008, due to reduced sales of vacation ownership interests, which slowed significantly due to reductions in demand.

Selling, general and administrative expenses.    Selling, general and administrative costs decreased by $29 million in the year ended December 31, 2009 compared to the year ended December 31, 2008. Included in selling, general and administrative expenses was an increase of $40 million in benefits costs resulting from improved performance of the underlying assets for benefit programs funded through rabbi trusts. These expenses were offset by net gains (losses) and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings. Excluding this amount, selling, general and administrative costs decreased $69 million, or 22%, in the year ended December 31, 2009 compared to the year ended December 31, 2008. The 2008 expenses included a $20 million charge resulting from the termination of our supplemental executive defined plans. Through our 2009 cost reduction initiatives, we decreased marketing costs, primarily for our vacation ownership business by $19 million, reduced compensation and related expenses by $11 million and travel and entertainment expenses by $6 million. Additionally, we achieved cost reductions of $7 million in 2009 as a result of the termination of our supplemental executive defined benefit plan in the fourth quarter of 2008. Bad debt expense also decreased $12 million in 2009. During 2009, we had $10 million of increased expenses under contractual performance obligations, primarily at our select service hotels.

Net gains (losses) and interest income from marketable securities held to fund operating programs.    Marketable securities held to fund our benefit programs funded through rabbi trusts resulted in a net gain of $25 million in the year ended December 31, 2009, compared to the net loss of $38 million in the year ended December 31, 2008 due to improved performance of the underlying securities. The gains and losses on securities held in the rabbi trusts were offset by expenses in our owned and leased hotels expense and in selling, general and administrative expenses for our managed and franchised hotels, having no net impact on our earnings. Of the $63 million change in the underlying securities, $40 million was offset in selling, general and administrative expenses and $23 million was offset in owned and leased hotel expenses. Marketable securities held to fund our Gold Passport program generated a net gain of $4 million in the year ended December 31, 2009, compared to a net gain of $2 million for the year ended December 31, 2008. The gains and losses on securities held to fund our Gold Passport program were offset by corresponding changes to our owned and leased hotel revenues, thus having no net impact on our earnings.

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

Interest expense.    Interest expense decreased by $19 million in the year ended December 31, 2009 compared to the year ended December 31, 2008. There was a $23 million reduction in interest expense relating to the repayment of $600 million of senior subordinated notes in May of 2009. There was also a $13 million reduction in interest expense due to the repayment of two hotel loans during 2009. This reduction was partially offset by a $12 million increase in interest expense related to the issuance of the senior notes in August 2009, as well as a $4 million increase primarily related to amendment fees on our revolving credit facility. For further information on these transactions refer to Note 10 of our consolidated financial statements included in this annual report.

Asset impairments.    Asset impairments, which are recorded, as necessary, based on our regular evaluation of assets for impairment, were $12 million and $86 for the years ended December 31, 2009 and 2008, respectively. The $12 million in impairment charges in 2009 included a $7 million charge related to goodwill impairment on a hotel. Additionally, we had a $5 million charge for the full impairment of an intangible asset relating to a management agreement covering certain select service hotels in our North American management and franchising segment. The 2008 asset impairments of $86 million related to goodwill impairments for two hotels, one being a $79 million impairment charge for our Andaz Liverpool Street property.

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

(in millions except percentages)	Year Ended December 31,
	2009	2008	Better /(Worse)
Interest income	$21	$23	$(2)	(8.7)%
Gains (losses) on other marketable securities	10	(37)	47	127.0%
Income from cost method investments (1)	22	64	(42)	(65.6)%
Foreign currency gains (losses)	5	(23)	28	121.7%
Debt settlement costs (2)	(93)	—	(93)	(100.0)%
Provisions on hotel loans (3)	(9)	—	(9)	(100.0)%
Other (4)	(4)	(4)	—	—%

Other income (loss), net	$(48)	$23	$(71)	(308.7)%

(1)	Income from cost method investments for the year ended December 31, 2009 included $22 million in cash distributions related to non-hospitality real estate investment companies. The year ended December 31, 2008 included $62 million in cash distributions from indirect investments in certain life sciences technology companies. We do not expect material distributions from these investments in the future. See Note 3 to our consolidated financial statements included in this annual report.
(2)	Amount relates to costs associated with the repurchase of senior subordinated notes and early settlement of a subscription agreement as described in “—Liquidity and Capital Resources.” The costs include $88 million of make whole interest payments and early settlement premiums and a $5 million write-off of deferred financing costs.
(3)	During 2009 we recorded $9 million in loan loss provisions related to certain hotel loans provided to owners or developers of hotels that we manage or franchise based on our assessment of their collectability.
(4)	Includes gains (losses) on asset retirements for each period presented.

(Provision) benefit for income taxes.    Income taxes for the years ended December 31, 2009 and 2008 were a benefit of $8 million and a provision of $90 million, respectively, which resulted in effective income tax rates of 16.6% for 2009 and 44.0% for 2008.

The effective tax rate for 2009 of 16.6% differed from the U.S statutory federal income tax rate of 35% primarily due to the mix of U.S. operating losses with earnings from our foreign-based operations. The tax benefit from U.S. losses and losses in certain foreign jurisdictions were partially offset by taxes against income earned by our foreign-based operations, an increase in unrecognized tax benefits totaling $11 million and valuation allowances primarily related to foreign losses of $31 million.

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

Discontinued operations.    During 2009, we incurred a $3 million charge related to the impairment of property and equipment in one of our owned hotels that was subsequently sold in 2010. During 2008, we sold US Franchise Systems, Inc., which franchised Microtel Inns & Suites and Hawthorn Suites, and recorded a pretax gain on sale of $78 million in discontinued operations and $1 million in earnings from discontinued operations. Additionally, we sold a hotel property and recorded a pretax gain of $4 million during 2008. Income tax expense related to these transactions was $28 million, resulting in a net gain of $55 million.

Net loss (income) attributable to noncontrolling interests.    Net loss (income) attributable to noncontrolling interests increased by $5 million compared to 2008, primarily due to operating losses generated at hotels, which are partially owned by noncontrolling partners.

Segment Results

We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA, as described in Note 20 to our consolidated financial statements included in this annual report. See “—Key Business Metrics Evaluated by Management” for a discussion of our definition of Adjusted EBITDA, how we use it, why we present it and material limitations on its usefulness. The segment results presented below are presented before intersegment eliminations.

Owned and Leased Hotels.    Revenues decreased by $357 million in the year ended December 31, 2009 compared to the year ended December 31, 2008. Included in this decrease was $35 million of net unfavorable currency effects. Comparable owned and leased hotel revenues decreased $390 million, and were driven by a RevPAR decline of 18% largely due to reductions in occupancy and ADR across both group and transient business, as well as significant declines in food and beverage revenues. The decline in transient revenues was driven by lower rates as hotels have increased promotions to attract guests. The group revenue decline was primarily a result of significant decreases in occupancy from earlier cancellations and, more recently, the replacement of traditional larger corporate groups with smaller groups. Food and beverage revenues were down significantly as a result of both lower occupancy and reduced spending by guests compared to 2008. Traditional corporate travel, which drives higher room rates and banquet spend, was largely replaced by transient leisure travelers and smaller groups who spent less on food and other hotel services. Non-comparable owned and leased hotel revenues increased $33 million primarily due to our acquisition of the Hyatt Regency Boston property during the first quarter of 2009.

(Comparable Owned and Leased Hotels)	Year Ended December 31,
	RevPAR			Occupancy			ADR
	2009	2008	Better/ (Worse)	2009	2008	Change in Occ % pts	2009	2008	Better/ (Worse)
Full Service	$114	$140	(18.8)%	65.0%	69.6%	(4.7)%	$176	$202	(12.9)%
Select Service	62	75	(16.5)%	67.1%	69.6%	(2.6)%	93	107	(13.3)%
Total Owned and Leased Hotels	$101	$124	(18.4)%	65.5%	69.6%	(4.1)%	$154	$178	(13.3)%

(in millions except percentages)	Year Ended December 31,
	2009	2008	Better / (Worse)
Segment Revenues	$1,780	$2,137	$(357)	(16.7)%
Segment Adjusted EBITDA	$302	$522	$(220)	(42.1)%

Adjusted EBITDA declined by $220 million in the year ended December 31, 2009 compared to the year ended December 31, 2008, including $10 million in unfavorable currency effects. Comparable owned and leased hotel performance decreased by $197 million primarily due to revenue deterioration partially offset by cost-saving initiatives resulting in reductions in staffing and other hotel costs. Additionally, Adjusted EBITDA decreased $31 million due to declining operating performance at our unconsolidated hospitality ventures. These declines are partially offset by increases at our non-comparable owned and leased hotels of $8 million, which is largely due to our acquisition of the Hyatt Regency Boston property.

North American management and franchising.    North American management and franchising revenues decreased by $94 million in the year ended December 31, 2009 compared to the year ended December 31, 2008. Other revenues from managed properties declined $40 million due to reduced property level staffing and other program costs reimbursed by managed properties. Management and franchise fees declined $54 million with declines in both base and incentive fees driven primarily by the effects of an 18% decrease in comparable systemwide North American full service RevPAR. Our full service hotels experienced significant rate pressure during 2009 due largely to competition for transient business. Promotions and limited time offers were effective in bringing late 2009 transient occupancy back to 2008 levels. However, as a result of these promotions, our ADR significantly declined. We also experienced a significant decline in group business, largely reflected in lower occupancy. Although the pace of cancellations declined in the second half of 2009, and the rate of decline in near term bookings slowed, the impact of the previously high level of cancellations significantly impacted our 2009 results. Starting in late 2008 and into 2009, we implemented cost reduction initiatives throughout our system with property and corporate level programs to mitigate the impact of the economic downturn and revenue decline at both our full and select service hotels. As a result, hotel-level operating costs declined by 11.4% in the year ended December 31, 2009 compared to the year ended December 31, 2008. RevPAR at our select service hotels in the year ended December 31, 2009 declined by 13% compared to 2008.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR			Occupancy			ADR
	2009	2008	Better/ (Worse)	2009	2008	Change in Occ % pts	2009	2008	Better/ (Worse)
North American Full Service	$105	$127	(17.6)%	66.4%	71.3%	(4.9)%	$158	$179	(11.6)%
North American Select Service	63	73	(12.5)%	66.4%	67.0%	(0.6)%	96	108	(11.8)%

	Year Ended December 31,
(in millions except percentages)	2009	2008	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$181	$235	$(54)	(23.0)%
Other Revenues from Managed Properties	1,206	1,246	(40)	(3.2)%

Total Segment Revenues	$1,387	$1,481	$(94)	(6.3)%
Segment Adjusted EBITDA	$121	$168	$(47)	(28.0)%

Adjusted EBITDA declined by $47 million in the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily due to a $54 million reduction in management and franchise fees. For the year ended December 31, 2009, expenses under contractual performance obligations increased by $8 million as a result of the weakness in hotel performance. Additionally, sales and marketing spend increased $3 million and professional fees increased $2 million. These increases were largely offset by a $16 million decrease in bad debt expense. In addition, our cost saving initiatives resulted in reduced compensation and related expenses of $7 million and travel and entertainment costs of $2 million.

International management and franchising.    International management and franchising revenues decreased by $43 million in the year ended December 31, 2009 compared to the year ended December 31, 2008, and included $10 million in net unfavorable currency impact. The $39 million decrease in fees was driven by comparable systemwide international full service hotels due to a 22% decrease in RevPAR during the year ended December 31, 2009 compared to the year ended December 31, 2008, resulting from both ADR and occupancy declines. As a result of the economic downturn and related reduction in revenues, we took steps to effectively manage costs, including reducing hotel staffing levels.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR			Occupancy			ADR
	2009	2008	Better / (Worse)	2009	2008	Change in Occ % pts	2009	2008	Better / (Worse)
International Full Service	$123	$158	(22.1)%	59.7%	64.4%	(4.6)%	$208	$245	(16.0)%

	Year Ended December 31,
(in millions except percentages)	2009	2008	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$122	$161	$(39)	(24.2)%
Other Revenues from Managed Properties	54	58	(4)	(6.9)%

Total Segment Revenues	$176	$219	$(43)	(19.6)%
Segment Adjusted EBITDA	$62	$96	$(34)	(35.4)%

Adjusted EBITDA declined by $34 million in the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily due to reduced management and franchise fees of $39 million, including $10 million in unfavorable currency impact. Additionally, increases in severance costs in 2009 combined with a reduction in bad debt recoveries in 2009 as compared to 2008 led to increased expenses of $4 million. These fee declines and cost increases were partially offset by a $7 million decrease in compensation expense as a result of the termination of our supplemental executive defined benefit plan in the fourth quarter of 2008. Our cost savings initiatives reduced travel and entertainment by $2 million and compensation and related expenses by $1 million.

Corporate and other.    Corporate and other includes unallocated corporate expenses and the results of our vacation ownership business. Revenues declined by $38 million in the year ended December 31, 2009 compared to the year ended December 31, 2008 due to significant decreases in demand for vacation ownership units as a result of continued weak economic conditions.

(in millions except percentages)	Year Ended December 31,
	2009	2008	Better / (Worse)
Corporate and other Revenues	$67	$105	$(38)	(36.2)%
Corporate and other Adjusted EBITDA	$(79)	$(99)	$20	20.2%

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

(in millions, except percentages)	Year Ended December 31,
	2009	2008	Better /(Worse)
Owned and leased hotels	$302	$522	$(220)	(42.1)%
North American management and franchising	121	168	(47)	(28.0)%
International management and franchising	62	96	(34)	(35.4)%
Corporate and other	(79)	(99)	20	20.2%

Consolidated Adjusted EBITDA	$406	$687	$(281)	(40.9)%

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income (loss) attributable to Hyatt Hotels Corporation in the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
(in millions)
Adjusted EBITDA	$406	$687
Equity earnings (losses) from unconsolidated hospitality ventures	(13)	14
Asset impairments	(12)	(86)
Other income (loss), net	(48)	23
Charge resulting from the termination of our supplemental executive defined benefit plans	—	(20)
Discontinued operations, net of tax	(3)	55
Net (loss) income attributable to noncontrolling interests	3	(2)
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(59)	(90)

EBITDA	274	581
Depreciation and amortization	(269)	(248)
Interest expense	(56)	(75)
(Provision) benefit for income taxes	8	(90)

Net income (loss) attributable to Hyatt Hotels Corporation	$(43)	$168

Inflation

We do not believe that inflation had a material effect on our business in 2010, 2009 or 2008.

Liquidity and Capital Resources

Overview

We finance our business primarily with existing cash and cash generated from our operations. As part of our business strategy we also recycle capital by using net proceeds from dispositions to support our acquisitions and new investment opportunities. When appropriate, we also borrow cash under our revolving credit facility or from other third party sources, and may also raise funds by issuing debt or equity securities as necessary. We maintain a cash investment policy that emphasizes preservation of capital. We believe that our cash position and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives in the foreseeable future.

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

Recent Transactions Affecting Our Liquidity and Capital Resources

In 2010, we established an investment program for the purpose of investing our excess available cash. This program includes investment in highly liquid and transparent commercial paper, corporate notes and bonds, U.S. treasuries and U.S. agencies, which allows for the investments to be readily liquidated without any significant costs. In November 2009, the Company completed an initial public offering in which the selling stockholders sold 38 million shares of Class A common stock and the Company sold 5.7 million shares of Class A common stock pursuant to the underwriters’ full exercise of their overallotment option. All shares were sold at an initial public offering price of $25.00 per share. The net proceeds to the Company were approximately $127 million, after deducting the underwriters’ discount of $7 million and other offering expenses of $8 million. The Company did not receive any proceeds from the sales of shares by the selling stockholders.

In August 2009, we issued $500 million aggregate principal amount of senior unsecured notes. See “—Senior Notes.” We used a portion of the net proceeds from the sale of the senior notes to repay $249 million of certain outstanding secured debt and settle $13 million of certain related swap agreements.

In July 2009, we amended our revolving credit facility to extend its maturity and to increase borrowing capacity to $1.5 billion. Under the terms of the amended facility, $370 million of credit availability matured on June 29, 2010, with the remaining availability maturing on June 29, 2012. For a detailed discussion of the revolving credit facility, see “—Revolving Credit Facility.”

In May 2009, we repurchased and cancelled $600 million aggregate principal amount of senior subordinated notes from three third-party investors for an aggregate purchase price of $688 million, consisting of a $600 million repayment of principal and $88 million in make-whole interest and early settlement premiums. We also settled obligations of those third-party investors to subscribe for shares of our common stock and received $11 million for the balance due under a subscription agreement. In the settlement, we sold 10.9 million shares of our common stock to the investors for a purchase price of $600 million.

In May 2009, we issued and sold 29.2 million shares of our common stock for an aggregate purchase price of $759 million to our existing investors (including certain third-party investors) and their affiliates, including affiliates of the holders of our senior subordinated notes referred to above and certain of our non-employee directors.

Sources and Uses of Cash

At December 31, 2010, we had cash and cash equivalents of $1.1 billion, compared to cash and cash equivalents of $1.3 billion at December 31, 2009 and $428 million at December 31, 2008.

	Year Ended December 31,
(in millions)	2010	2009	2008
Cash provided by (used in):
Operating activities	$450	$276	$287
Investing activities	(663)	(427)	(423)
Financing activities	(39)	1,056	(20)
Cash provided by discontinued operations	27	—	143
Effects of changes in exchange rate on cash and cash equivalents	8	(6)	25

Net change in cash and cash equivalents	$(217)	$899	$12

Cash Flows from Operating Activities

Cash flows provided by operating activities totaled $450 million in the year ended December 31, 2010, compared to $276 million in the year ended December 31, 2009. Cash flow increased significantly in 2010 compared to 2009, as 2010 was positively impacted by increased cash generated by operating performance across all segments, while 2009 was negatively impacted by the early settlement of the subscription agreement described above under “Recent Transactions Affecting Our Liquidity and Capital Resources.” (of which $77 million was a use of cash) and the economic recession. These increases were partially offset by the Company’s funding of its deferred compensation plans in the second quarter of 2010.

In 2009, cash flows provided by operating activities totaled $276 million, compared to $287 million in 2008. Cash flow generation decreased slightly due to the loss from continuing operations, which included the costs related to the repurchase of senior subordinated notes and early settlement of the subscription agreement described above, of which $77 million was a use of cash, as noted above. Offsetting these decreases was a significant reduction in cash paid for taxes due to a substantial payment made in 2008 related to a distribution from indirect investments in certain life science technology companies, as well as the effect on income tax expense due to the shift from an income position in 2008 to a loss position in 2009. Additionally, cash used for compensation related expenses reduced significantly in 2009 compared to 2008 primarily due to cost containment measures and a large deferred compensation payment made in 2008.

Cash Flows from Investing Activities

Cash flows used in investing activities totaled $663 million in the year ended December 31, 2010, compared to $427 million in the year ended December 31, 2009. During 2010, we invested $398 million, net of proceeds, related to the purchases of marketable securities and short-term investments, compared to $81 million in 2009. For the years ended December 31, 2010 and 2009, capital expenditures were $310 million and $216 million, respectively, (see “Capital Expenditures” below). During 2010, we contributed $84 million to unconsolidated hospitality ventures, which included $60 million related to our interest in Hyatt Regency New Orleans. Partially offsetting this use of cash in 2010, we received $136 million in proceeds from the sale of real estate, which is net of $97 million in restricted cash as we determine if a like-kind exchange transaction will be executed. Included in the $136 net proceeds from the sale of real estate is $113 million related to the sale of the Hyatt Regency Boston property, which was acquired in 2009 for $109 million, net of cash received.

Cash flows used in investing activities totaled $427 million in the year ended December 31, 2009, compared to $423 million in the year ended December 31, 2008. During 2009, we invested $109 million, net of cash received, related to our acquisition of the Hyatt Regency Boston property, while our investing activities in 2008 included $31 million to acquire the remaining interest in our Andaz Liverpool Street property. In the year ended December 31, 2009, we contributed $132 million to marketable securities, short-term investments and unconsolidated hospitality ventures, compared to $87 million in the same period last year. The increase was due to the investment in an unconsolidated hospitality venture in Texas that owns a convention hotel. Also, our investing activities in 2009 included a reduction of $185 million of distributions of capital from unconsolidated entities. The majority of the decrease relates to the fact that 2008 benefited from the distributions from indirect investments in certain life science technology companies of $184 million. During 2008, we executed a $278 million senior loan to a joint venture that acquired the Hyatt Regency Waikiki property.

Cash Flows from Financing Activities

Cash flows used in financing activities totaled $39 million in the year ended December 31, 2010, compared to $1.1 billion of cash provided by financing activities during the year ended December 31, 2009. The 2010 activity was driven by the repayment of long-term debt of $39 million, which primarily related to $31 million used to pay off a 10.07% fixed rate mortgage. In 2009, we repurchased $600 million in outstanding senior subordinated notes from investors and paid down the net balance of $30 million outstanding on our revolving credit facility as well as $23 million in capital lease obligations. In connection with the settlement of the subscription agreement in May 2009 described above, we sold 10.9 million shares of common stock to existing investors for a purchase price of $600 million. In addition, we issued additional shares of common stock to investors in exchange for cash of $755 million, net of transaction costs of $4 million. On August 10, 2009, we issued $250 million of senior unsecured notes with a coupon rate of 5.750% due August 15, 2015, at a discount price of 99.460% (the “2015 Notes”), and $250 million of senior notes with a coupon rate of 6.875% due August 15, 2019, at a discount price of 99.864% (the “2019 Notes” and together with the 2015 Notes, the “Senior Notes”). The proceeds were used to repay $249 million of secured debt and settle $13 million of swap agreements. Additionally, we raised $127 million from our issuance of Class A common stock in our initial public offering in November 2009. The combination of these 2010 and 2009 transactions caused our total debt to total capital ratio to decrease by 1.4%, and net debt to total capital ratio to decrease by 4.8%, as set forth in the following table:

The following is a summary of our debt to capital ratios as of December 31, 2010 and December 31, 2009:

(in millions, except percentages)	December 31, 2010	December 31, 2009
Consolidated debt (1)	$771	$852
Stockholders’ equity	5,118	5,016

Total capital	5,889	5,868
Total debt to total capital	13.1%	14.5%
Consolidated debt (1)	771	852
Less: Cash and cash equivalents and short-term investments	1,634	1,431

Net consolidated debt (cash and short-term investments)	(863)	(579)
Net debt to total capital	-14.7%	-9.9%

(1)	Excludes approximately $512 million and $517 million of our share of unconsolidated hospitality venture indebtedness as of December 31, 2010 and 2009, respectively, substantially all of which is non-recourse to us.

In 2008, cash flows used in financing activities totaled $20 million. This activity was primarily related to repayments of long-term debt of $13 million and other debt payments of $11 million.

Cash Flows from Discontinued Operations

Cash flows provided by discontinued operations totaled $27 million in the year ended December 31, 2010, compared to $0 during the year ended December 31, 2009 and $143 million for the year ended December 31, 2008. In 2010, we sold an apartment building located adjacent to the Park Hyatt Washington D.C. for $22 million in net proceeds, as well as the Amerisuites Orlando for $5 million in net proceeds. In 2008, we completed the sale of US Franchise Systems, Inc., which owned the Microtel and Hawthorne Suites brands resulting in $131 million of gross proceeds. We have no continuing involvement in any of these properties.

Capital Expenditures

We routinely make capital expenditures to enhance our business. We divide our capital expenditures into maintenance, enhancements to existing properties and investment in new facilities.

During the year ended December 31, 2010, we made total capital expenditures of $310 million, which included $61 million for two parcels of land in Latin America that we intend to use for future hotel development and $46 million related to a recently opened property in New York. During 2009, our total capital expenditures were $216 million, which included $69 million related to the same property in New York. Our total capital expenditures during 2008 were $258 million, which included $28 million related to the aforementioned property in New York.

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

If a change of control triggering event occurs, as defined in the indenture, we will be required to offer to purchase the senior notes at a price equal to 101% of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase. We may also redeem some or all of the Senior Notes at any time prior to their maturity at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption plus a make-whole amount.

We are in compliance with all applicable covenants as of December 31, 2010.

Revolving Credit Facility

In July 2009, we amended our five-year $1.0 billion unsecured revolving credit facility which was originally established in June 2005. The amended facility was completed with Wells Fargo Bank, National Association, as administrative agent and a lender, and various other lenders. The amendment increased our borrowing capacity under the revolving credit facility to $1.5 billion for all lenders. Under the terms of the amended facility, $370 million of credit availability matured on June 29, 2010, with the remaining availability maturing on June 29, 2012. The revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper back-up and permitted investments and acquisitions. The revolving credit facility also contains (1) a $50 million sublimit for swingline loans, (2) a $300 million sublimit for letters of credit and (3) a $250 million sublimit for multi-currency loans that allows us to borrow (in addition to U.S. dollars) in Euros, JPY and GBP.

The average daily borrowings under the revolving credit facility were $0, $41 million and $20 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, we had no borrowings outstanding under our revolving credit facility. We do, however, have $71 million and $79 million in outstanding undrawn letters of credit that are issued under our revolving credit facility (and reduce the availability thereunder) as of December 31, 2010 and 2009, respectively. As of December 31, 2010, we had available borrowing capacity of $1.1 billion under our revolving credit facility, net of outstanding undrawn letters of credit.

All of our borrowings under our revolving credit facility are guaranteed by substantially all of our material domestic subsidiaries, as defined in the revolving credit facility. All guarantees are guarantees of payment and performance and not of collection.

Borrowings under our revolving credit facility that mature on June 29, 2012 bear interest, at our option, at either one-, two-, three- or six-month LIBOR plus a margin ranging from 1.70% to 3.50% per annum or the alternative base rate referenced above plus a margin ranging from 0.70% to 2.50% per annum, in each case depending on our credit rating by Standard & Poor’s Ratings Group, a division of McGraw Hill, Inc. (S&P), and Moody’s Investors Service, Inc. (Moody’s). Borrowings under our swingline subfacility will bear interest at a rate equal to the alternative base rate referenced above plus the applicable margin for alternative base rate loans. We are also required to pay letter of credit fees with respect to each letter of credit equal to the applicable margin for LIBOR on the face amount of each letter of credit. In addition, we must pay a fronting fee to the issuer of the letter of credit of 0.10% per annum on the face amount of the letter of credit.

The revolving credit facility also provides for a facility fee ranging from 0.30% to 1.00% of total availability (depending on our credit rating by S&P and Moody’s) for revolving loans maturing on June 29, 2012. The facility fee is charged regardless of the level of borrowings. In addition, if the calculation of LIBOR falls below 1.00% in the case of LIBOR-based borrowings (including alternative base rate borrowings based on the one-month LIBOR), we must pay a utilization fee to lenders whose loans mature on June 29, 2012 on applicable loans at a rate equal to 1.0% minus LIBOR in the case of LIBOR-based borrowings and 1.0% minus one-month LIBOR in the case of alternative base rate borrowings (where the alternative base rate is based on the one-month LIBOR).

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

We are in compliance with all applicable covenants as of December 31, 2010.

Letters of Credit

We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $79 million in letters of credit outstanding at December 31, 2010 and $91 million in letters of credit outstanding at December 31, 2009. We had $71 million in letters of credit issued under the revolving credit facility as of December 31, 2010 and $79 million in letters of credit issued under the revolving credit facility as of December 31, 2009. We had letters of credit issued directly with financial institutions of $8 million and $12 million at December 31, 2010 and 2009, respectively.

We had letters of credit outstanding in the amount of $110 million at December 31, 2008. Letters of credit issued under the revolving credit facility totaled $89 million as of December 31, 2008. The letters of credit issued directly with banks totaled $21 million at December 31, 2008.

Other Indebtedness and Future Debt Maturities

We entered into a thirty-year capital lease for the Hyatt Regency Grand Cypress in 2007. The lease agreement included a commitment to spend $30 million on improvements to the property within the first five years, which has been satisfied. The aggregate amount outstanding under this lease was $197 million as of December 31, 2010. The aggregate amount of annual payments under the lease totals $14 million, and we have options to buy out the property in the eighth year of the lease for $200 million, in the tenth year of the lease for $220 million and in the fifteenth year of the lease for $255 million. Separately, the lease agreement includes an option, at our discretion, to purchase the land adjacent to the hotel for $10 million at any time through the fifteenth lease year, which would reduce the option price of the hotel and land accordingly. On August 28, 2007, we exercised this option and purchased the adjacent land thereby reducing each of our option prices noted above by $10 million.

After excluding the $197 million lease obligation described above and $503 million of senior unsecured notes, all other third-party indebtedness as of December 31, 2010 totaled $71 million, consisting primarily of a property-specific secured indebtedness on Hyatt Regency San Antonio ($53 million), which allows for early payment in 2011. The interest rate on this mortgage is fixed at 9.26%.

At December 31, 2010, $57 million of our outstanding debt will mature in the following twelve months. We believe that we will have adequate liquidity to meet requirements for scheduled maturities.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2010:

(dollars in millions)		Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter
Debt (1)	$783	$86	$30	$31	$32	$284	$320
Capital lease obligations (1)	263	16	16	16	196	1	18
Operating lease obligations	502	31	30	31	31	25	354
Purchase obligations	86	86	—	—	—	—	—
Other long-term liabilities (2)	738	156	301	11	8	3	259

Total contractual obligations	$2,372	$375	$377	$89	$267	$313	$951

(1)	Includes principal as well as interest payments. Assumes forward estimates of LIBOR rates and constant foreign exchange rates as of December 31, 2010 for floating rate debt and international debt.
(2)	Primarily consists of deferred compensation plan liabilities and obligations to fund contract acquisition costs, loans to hotel owners or other investments. Excludes $141 million in long-term tax positions due to the uncertainty related to the timing of the reversal of those positions.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at December 31, 2010 included purchase obligations of $86 million, letters of credit of $79 million and surety bonds of $21 million. These amounts are more fully discussed in “—Sources and Uses of Cash—Revolving Credit Facility and —Letters of Credit”, “—Contractual Obligations” and Note 16 to our consolidated financial statements included in this annual report.

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

We believe that of our significant accounting policies, which are described in Note 2 to our consolidated financial statements included in this annual report, the following accounting policies are critical due to the fact that they involve a higher degree of judgment and estimates about the effect of matters that are inherently uncertain. As a result, these accounting policies could materially affect our financial position and results of operations. While we have used our best estimates based on the facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period. In addition, changes in the accounting estimates that we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of the board of directors.

Goodwill

We review the carrying value of all our goodwill by comparing the carrying value of our reporting units to their fair values in a two-step process. We define a reporting unit at the individual property or business level. We are required to perform this comparison at least annually or at an interim date if indicators of impairment exist. When determining fair value in step one, we utilize internally developed discounted future cash flow models, third-party appraisals and, if appropriate, current estimated net sales proceeds from pending offers. Under the discounted cash flow approach we utilize various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates based on the weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows, the weighted-average cost of capital and the terminal value growth rate assumptions. The weighted-average cost of capital takes into account the relative weights of each component of our consolidated capital structure (equity and long-term debt). Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources and are developed as part of our routine, long-term planning process. We then compare the estimated fair value to our carrying value. If the carrying value is in excess of the fair value, we must perform step two in order to determine our implied fair value of goodwill to measure if any impairment charge is necessary. The determination of our implied fair value of goodwill requires the allocation of the reporting unit’s estimated fair value to the individual assets and liabilities of the reporting unit as if we had completed a business combination. We perform the allocation based on our knowledge of the reporting unit, the market in which they operate, and our overall knowledge of the hospitality industry. Changes in our allocation approach could result in different measures of implied fair value and impact the final impairment charge, if any.

Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. We had $102 million and $113 million of goodwill as of December 31, 2010, and 2009, respectively. An adverse change to our fair value estimates could result in an impairment charge, which could be material to our earnings. The Company has six reporting units on which we have a goodwill balance as of December 31, 2010. A 10% change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates used in our calculations of the fair values of the reporting units would result in up to a $2 million impairment charge against the $14 million goodwill balance of one of our reporting units as of December 31, 2010. The Company will continue to monitor the impact of the current economic environment on the goodwill of our reporting units to ensure no further declines in value would result in impairment charges.

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

Changes in economic and operating conditions impacting these judgments could result in impairments to our long-lived assets in future periods, which could be material to our earnings. We had $3.7 billion and $3.9 billion of long-lived assets and definite-lived intangibles as of December 31, 2010 and 2009, respectively.

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

Changes in economic and operating conditions impacting these judgments could result in impairments to our unconsolidated hospitality ventures in future periods. We had investments of $175 million and $213 million of unconsolidated hospitality ventures accounted for under the equity method as of December 31, 2010 and 2009, respectively.

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

Stock Compensation

Overview

In February 2006, we adopted the LTIP as a means of attracting, retaining and incentivizing qualified executives, key employees and nonemployee directors to increase our value and continue our efforts to build and sustain growth. As of December 31, 2010, we have authorized 9,375,000 shares of Class A common stock to be issued under the LTIP.

We are required to determine the fair value of the underlying common stock in order to determine the fair value of stock appreciation rights (SARs) and restricted stock units (RSUs) granted under the LTIP. Prior to November 5, 2009, the date our Class A common stock commenced trading on the New York Stock Exchange, the stock value was determined by the compensation committee of our board of directors according to the LTIP based on either an independent valuation or using the price paid for a share of common stock between a willing buyer and willing seller, excluding transactions between us and Pritzker family business interests. The compensation committee determined our per share price to be as follows for each of our award grants between January 1, 2008 and November 5, 2009:

Grant Date	Common Stock Fair Value
May 2, 2008	$58.18	(1)
September 11, 2008	58.18	(2)
May 11, 2009	26.00	(3)
October 1, 2009	29.10	(4)

(1)	In accordance with the LTIP, we determined the fair value of our common stock as of December 31, 2007 based on an independent valuation performed contemporaneously with the grant date. The valuation was reviewed and approved by the compensation committee.
(2)	In September 2008, approximately four months following the May grant, we made a single grant in connection with the hiring of a new executive. We continued to use the $58.18 per share value for our September 2008 grant of RSUs, as the total shares granted were immaterial and we did not have an updated valuation or an external transaction on which to base an updated share value, as stipulated by our LTIP.
(3)	In May 2009, we sold additional shares of our common stock to existing stockholders, including third-party stockholders, at $26.00 per share. The price paid per share was between a willing buyer and seller. As a result, and in accordance with the LTIP, the compensation committee used the $26.00 per share value as the basis for our May 11, 2009 grant. The difference between the $26.00 per share value at May 11, 2009 and the $58.18 per share value at September 11, 2008 was caused by a combination of factors, but was primarily driven by the decline in our operating performance resulting from the ongoing economic recession and the other financial and economic disruptions that occurred over this period, which adversely affected demand and equity valuations in the hospitality industry.
(4)	In accordance with the LTIP, we determined the fair value of our common stock based on an independent valuation performed contemporaneously with the grant date. The valuation was prepared in July 2009 as of June 30, 2009 and was reviewed and approved by the compensation committee.

The following table summarizes by grant date the awards granted since January 1, 2008 under our LTIP, as well as the fair value at the date of grant.

Grant Date	Award Type	Number Granted	Fair Value
May 2008	SARs	284,637	$26.00
May 2008	RSUs	206,007	58.18
September 2008	RSUs	20,335	58.18
May 2009	SARs	492,210	14.40
May 2009	RSUs	276,722	26.00
October 2009	SARs	61,121	13.60
October 2009	RSUs	28,565	29.10
December 2009	RSUs	7,500	30.09
March 2010	RSUs	102,252	33.12
March 2010	SARs	386,834	15.93
May 2010	RSUs	466,223	40.96
May 2010	SARs	338,326	19.84
September 2010	RSUs	20,707	39.84

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

For SARs grants, we use an estimated forfeiture rate of 0% because only a small group of executives has historically received these awards and we have limited historical data on which to base these estimates. Beginning in 2010, as the group of employees receiving RSUs expanded, we applied a 5% forfeiture rate to awards received by this larger group of employees. We monitor the forfeiture activity to ensure that the current estimate continues to be appropriate. Any changes to this estimate will impact the amount of compensation expense we recognize with respect to any future grants.

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

Dividend yield.    We have never declared or paid any cash dividends. Consequently, we use an expected dividend yield of zero.

Generally, the expected volatility and expected term assumptions are the main drivers of value under the BSM option-pricing model. Consequently, changes in these assumptions can have a significant impact on the resulting fair value. A 10% change in the expected volatility or the expected term assumption would result in an immaterial change to our overall compensation expense.

The fair value of our SARs granted since January 2008 was estimated using the BSM option pricing model with the following assumptions:

	May 11, 2010 Grant	March 2, 2010 Grant	October 1, 2009 Grant	May 11, 2009 Grant	May 2, 2008 Grant
Expected Volatility	46.27%	45.67%	44.75%	56.50%	40.00%
Expected Life in Years	6.251	6.251	6.167	6.196	6.208
Risk-free Interest Rate	2.689%	2.752%	2.562%	2.417%	3.36%
Annual Dividend Yield	0%	0%	0%	0%	0%

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

Our total unearned compensation under our LTIP program was $18 million and $16 million as of December 31, 2010 and 2009, respectively, for SARs and $25 million and $14 million as of December 31, 2010 and 2009, respectively, for RSUs. We will record these amounts to compensation expense over the next ten years.

Recent Accounting Pronouncements

In December 2010, the FASB released Accounting Standards Update 2010-28 (“ASU 2010-28”), Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The update requires a company to perform Step 2 of the goodwill impairment test if the carrying value of the reporting unit is zero or negative and adverse qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors to consider are consistent with the existing guidance and examples in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The requirements in ASU 2010-28 are effective for public companies in the first annual period beginning after December 15, 2010. ASU 2010-28 is not expected to materially impact our consolidated financial statements.

In December 2010, the FASB released Accounting Standards Update 2010-29 (“ASU 2010-29”), Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that when a public company completes a business combination(s), the company should disclose revenue and earnings of the combined entity as though the business combination(s) occurred as of the beginning of the comparable prior annual reporting period. The update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. The requirements in ASU 2010-29 are effective for business combinations that occur on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We will apply the provisions of ASU 2010-29 on a prospective basis.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At December 31, 2010, we were a party to hedging transactions including the use of derivative financial instruments, as discussed below.

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

The majority of our debt has a fixed rate requirement. On August 10, 2009, we issued the 2015 Notes in the amount of $250 million. Interest on these notes is payable semi-annually on February 15 and August 15, and such interest payments commenced on February 15, 2010. We may redeem all or a portion of the 2015 Notes at any time at our option at 100% of the principal amount of the 2015 Notes redeemed together with accrued and unpaid interest, plus a make-whole amount, if any. The amount of any make-whole payment depends, in part, on the yield of U.S. Treasury securities with a comparable maturity to the 2015 Notes at the date of redemption. In December 2009, we entered into three $25 million interest rate swap contracts, each of which expires on August 15, 2015 and effectively converts a total of $75 million of the 2015 Notes to floating rate debt based on three-month LIBOR plus a fixed rate component. In February 2010, we entered into another interest rate swap contract, which also expires on August 15, 2015 and effectively converts an additional $25 million of the 2015 Notes, for a total of $100 million, to floating rate debt based on three-month LIBOR plus a fixed rate component. The fixed rate component of each swap varies by contract, with a range from 2.68% to 2.9675%. The fixed to floating interest rate swaps were designated as a fair value hedge as their objective is to protect the senior unsecured notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as fair value hedges at inception and at December 31, 2010 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes. At December 31, 2010, the fixed to floating interest rate swaps were recorded within other assets for $4 million, offset by a fair value adjustment to long-term debt of $4 million.

With the addition of the $100 million of interest rate swaps, our fixed percentage of total debt is roughly 87%. This percentage relates purely to our gross debt balance and does not include the effect of our floating rate cash investments. We will continue to evaluate our fixed debt as a percentage of total debt and it is possible that this percentage will decrease in the future. The fair value of the $100 million of interest rate swap contracts was $4 million at December 31, 2010. These hedges were deemed to be highly effective in offsetting fluctuations in the fair value of the 2015 Notes and as such, the impact to our consolidated statements of income (loss) was insignificant. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $1 million and $1 million, respectively.

Foreign Currency Exposures and Exchange Rate Instruments

We conduct business in various foreign currencies and use foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. These foreign currency exposures typically arise from intercompany loans and other intercompany transactions. The U.S. dollar equivalent of the notional amount of the forward contracts as of December 31, 2010 and 2009 was $176 million and $476 million, respectively, all of which expire within the next twelve months. We intend to offset the gains and losses related to our intercompany loans and transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect to net income (loss) attributable to Hyatt Hotels Corporation. We expect to continue this practice relating to our intercompany loans and transactions, and may also begin to manage the risks associated with other transactional and translational foreign currency volatility within our business.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data required by Item 8 are contained in Item 15 of this annual report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting is included in Part IV, Item 15 of this annual report.

Attestation Report of the Registered Public Accounting Firm.

The Attestation Report of the Registered Public Accounting Firm is included in Part IV, Item 15 of this annual report.

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

The information required by this Item 10 is incorporated by reference to the information set forth in the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2010 pursuant to Regulation 14A under the Exchange Act in connection with our 2011 annual meeting of stockholders. Information required by this Item 10 appears under the captions: “CORPORATE GOVERNANCE – ELECTION OF DIRECTORS,” “CORPORATE GOVERNANCE – OUR BOARD OF DIRECTORS,” “CORPORATE GOVERNANCE,” “CORPORATE GOVERNANCE – COMMITTEES OF THE BOARD OF DIRECTORS – Nominating and Corporate Governance Committee,” “STOCK – SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “CORPORATE GOVERNANCE – COMMITTEES OF THE BOARD OF DIRECTORS – Audit Committee” in the definitive proxy statement. See Part I, “Executive Officers of the Registrant” of this annual report for information regarding executive officers of the Company.

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

The information required by this Item 11 is incorporated by reference to the information set forth in the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2010 pursuant to Regulation 14A under the Exchange Act in connection with our 2011 annual meeting of stockholders.

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

The information required by this Item 12 is incorporated by reference to the information set forth in the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2010 pursuant to Regulation 14A under the Exchange Act in connection with our 2011 Annual Meeting of Stockholders.

Information related to this Item 12 appears under the caption: “STOCK – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the definitive proxy statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2010 about Class A common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	3,876,422	(1)	$45.75	(2)	6,354,419	(3)
Equity Compensation Plans Not Approved by Security Holders	0		$0		1,469,195	(4)

Total	3,876,422		$45.75		7,823,614

(1)	Includes (a) SARs to purchase 2,779,506 shares of Class A common stock issued under the LTIP with a weighted average exercise price of $45.75 (calculated on a one-for-one basis), (b) 1,081,917 shares of Class A common stock to be issued upon the vesting of RSUs issued under the LTIP for which no exercise price will be paid and (c) 14,999 shares of Class A common stock issued pursuant to the ESPP in connection with the October 2010 to December 2010 purchase period (which shares were issued in 2011).
(2)	The calculation of weighted average exercise price includes only outstanding SARs.
(3)	Includes (a) 5,385,554 shares of Class A common stock that remain available for issuance under the LTIP and (b) 968,865 shares of Class A common stock that remain available for issuance pursuant to the ESPP.
(4)	Includes (a) 1,169,195 shares of Class A common stock that remain available for issuance pursuant to the DCP and (b) 300,000 shares of Class A common stock that remain available for issuance pursuant to the FRP.

The DCP and the FRP are non-qualified defined contribution plans. The DCP provides eligible participants employed in the United States with the opportunity to defer any or all compensation, to receive employer matching contributions and to receive discretionary employer contributions. Compensation deferred under the DCP as well as matching and discretionary credits, if any, are credited to a participant’s account under the DCP and are held in a rabbi trust, on behalf of the participants. A participant may direct the investment of funds in such participant’s account in certain investment funds. In 2010, certain participants were offered a one-time election to have up to 15% of certain fully vested and nonforfeitable accounts invested in Class A common stock (with the account balances being calculated as of June 1, 2010). In connection with such elections, 30,805 shares of Class A common stock were issued to the trustee of the DCP. The number of shares of Class A common stock to be allocated to each electing participant’s account was determined by dividing the dollar amount of such participant’s elected percentage of their account balances by the closing price of Class A common stock on June 2, 2010. The shares of Class A common stock held in such accounts are held in the trust on behalf of the participant until distributed upon termination of employment. Participants’ accounts under the DCP generally are distributed in cash. However, the portion of the participant’s account invested in Class A common stock will be distributed in shares of Class A common stock. The material terms of the FRP are the same as the material terms of the DCP; however, the FRP includes an employer contribution schedule based on age and years of service. Participants in the FRP are employees located outside of the United States. Participants in the FRP have not been given an election to invest their accounts in Class A common stock due to international securities law considerations. However, the board of directors has reserved 300,000 shares of Class A common stock for issuance under the FRP in the event that participants in FRP are given such an election in the future.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to the information set forth in the Company’s definitive proxy statement, to be filed with SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2010 pursuant to Regulation 14A under the Exchange Act in connection with our 2011 Annual Meeting of Stockholders.

Information related to this Item 13 appears under the captions: “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” and “CORPORATE GOVERNANCE – DIRECTOR INDEPENDENCE” in the definitive proxy statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference to the information set forth in the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2010 pursuant to Regulation 14A under the Exchange Act in connection with our 2011 Annual Meeting of Stockholders.

Information related to this Item 14 appears under the caption “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the definitive proxy statement.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this annual report.

(a)	Financial Statements

The following consolidated financial statements are included in this annual report on the pages indicated:

(c)	Exhibits

The Exhibit Index follows Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2010, 2009 and 2008 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYATT HOTELS CORPORATION

By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer

Date: February 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Mark S. Hoplamazian Mark S. Hoplamazian	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2011

/s/ Harmit J. Singh Harmit J. Singh	Executive Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)	February 17, 2011

/s/ Thomas J. Pritzker Thomas J. Pritzker	Executive Chairman of the Board	February 17, 2011

/s/ Bernard W. Aronson Bernard W. Aronson	Director	February 17, 2011

/s/ Richard A. Friedman Richard A. Friedman	Director	February 17, 2011

/s/ Susan D. Kronick Susan D. Kronick	Director	February 17, 2011

/s/ Mackey J. McDonald Mackey J. McDonald	Director	February 17, 2011

/s/ John D. Nichols John D. Nichols	Director	February 17, 2011

/s/ Gregory B. Penner Gregory B. Penner	Director	February 17, 2011

/s/ Penny Pritzker Penny Pritzker	Director	February 17, 2011

/s/ Michael A. Rocca Michael A. Rocca	Director	February 17, 2011

/s/ Byron D. Trott Byron D. Trott	Director	February 17, 2011

/s/ Richard C. Tuttle Richard C. Tuttle	Director	February 17, 2011

MANAGEMENT’S REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Hyatt Hotels Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Hyatt Hotels Corporation’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Hyatt Hotels Corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Hyatt Hotels Corporation are being made only in accordance with authorizations of Hyatt Hotels Corporation’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets of Hyatt Hotels Corporation that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Hyatt Hotels Corporation’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management determined that Hyatt Hotels Corporation maintained effective internal control over financial reporting as of December 31, 2010.

Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Hyatt Hotels Corporation’s internal control over financial reporting as of December 31, 2010. That report is included in Item 15 of this Annual Report on Form 10-K.

/s/ Mark S. Hoplamazian	/s/ Harmit J. Singh
Mark S. Hoplamazian President & Chief Executive Officer	Harmit J. Singh Executive Vice President, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hyatt Hotels Corporation

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Hyatt Hotels Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hyatt Hotels Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Chicago, Illinois

February 17, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hyatt Hotels Corporation

Chicago, Illinois

We have audited the internal control over financial reporting of Hyatt Hotels Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 17, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

Chicago, Illinois

February 17, 2011

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the Years Ended December 31, 2010, 2009, and 2008

(In millions of dollars, except per share amounts)

	2010	2009	2008
REVENUES:
Owned and leased hotels	$1,859	$1,780	$2,137
Management and franchise fees	255	223	290
Other revenues	45	49	83
Other revenues from managed properties	1,368	1,278	1,325

Total revenues	3,527	3,330	3,835

DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	1,493	1,460	1,581
Depreciation and amortization	279	269	248
Other direct costs	3	13	26
Selling, general, and administrative	276	261	290
Other costs from managed properties	1,368	1,278	1,325

Direct and selling, general, and administrative expenses	3,419	3,281	3,470

Net gains (losses) and interest income from marketable securities held to fund operating programs	21	29	(36)
Equity earnings (losses) from unconsolidated hospitality ventures	(40)	(13)	14
Interest expense	(54)	(56)	(75)
Gains on sales of real estate	26	—	—
Asset impairments	(44)	(12)	(86)
Other income (loss), net	71	(48)	23

INCOME (LOSS) BEFORE INCOME TAXES	88	(51)	205

(PROVISION) BENEFIT FOR INCOME TAXES	(37)	8	(90)

INCOME (LOSS) FROM CONTINUING OPERATIONS	51	(43)	115

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of income tax benefit of $2, $2 and $0 in 2010, 2009, and 2008, respectively	(3)	(3)	—
Gains on sales of discontinued operations, net of income tax expense of $4, $0, and $28 in 2010, 2009, and 2008, respectively	7	—	55

NET INCOME (LOSS)	55	(46)	170

NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	11	3	(2)

NET INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$66	$(43)	$168

EARNINGS PER SHARE—Basic
Income (loss) from continuing operations	$0.29	$(0.28)	$0.90
Income (loss) from discontinued operations	$0.03	$(0.02)	$0.43

Net income (loss) attributable to Hyatt Hotels Corporation	$0.38	$(0.28)	$1.31

EARNINGS PER SHARE—Diluted
Income (loss) from continuing operations	$0.29	$(0.28)	$0.90
Income (loss) from discontinued operations	$0.03	$(0.02)	$0.43

Net income (loss) attributable to Hyatt Hotels Corporation	$0.38	$(0.28)	$1.31

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2010 and 2009

(In millions of dollars, except share and per share amounts)

	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,110	$1,327
Restricted cash	106	11
Short-term investments	524	104
Receivables, net of allowances of $15 and $12 at December 31, 2010 and 2009, respectively	199	226
Inventories	100	133
Prepaids and other assets	73	80
Prepaid income taxes	6	85
Deferred tax assets	29	23
Assets held for sale	18	—
Assets of discontinued operations	—	20

Total current assets	2,165	2,009
Investments	245	223
Property and equipment, net	3,453	3,585
Financing receivable, net of allowances	375	385
Goodwill	102	113
Intangibles, net	280	284
Deferred tax assets	62	74
Other assets	561	482

TOTAL ASSETS	$7,243	$7,155

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$57	$12
Accounts payable	145	196
Accrued expenses and other current liabilities	286	188
Accrued compensation and benefits	108	99

Total current liabilities	596	495
Long-term debt	714	840
Other long-term liabilities	802	780

Total liabilities	2,112	2,115
Commitments and contingencies (see Note 16)

EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of December 31, 2010 and 2009	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 44,487,197 outstanding and 44,523,470 issued at December 31, 2010, Class B common stock, $0.01 par value per share, 461,460,412 shares authorized, 129,466,000 shares issued and outstanding at December 31, 2010 and Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 43,869,597 outstanding and 43,936,675 issued at December 31, 2009, Class B common stock, $0.01 par value per share, 462,000,000 shares authorized, 130,005,588 shares issued and outstanding at December 31, 2009	2	2
Additional paid-in capital	3,751	3,731
Retained earnings	1,404	1,338
Treasury Stock at cost, 36,273 shares at December 31, 2010 and 67,078 shares at December 31, 2009	(1)	(2)
Accumulated other comprehensive loss	(38)	(53)

Total stockholders’ equity	5,118	5,016

Noncontrolling interests in consolidated subsidiaries	13	24

Total equity	5,131	5,040

TOTAL LIABILITIES AND EQUITY	$7,243	$7,155

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2010, 2009, and 2008

(In millions of dollars)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$55	$(46)	$170
Gain on sale of discontinued operations	(7)	—	(55)
Loss from discontinued operations	3	3	—

Income (loss) from continuing operations	51	(43)	115

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	279	269	248
Deferred income taxes	(8)	73	6
Asset impairments	44	12	86
Provisions on hotel loans	1	9	—
Equity (earnings) losses from unconsolidated hospitality ventures, including distributions received	54	28	(5)
Income from cost method investments	—	(22)	(64)
Gain on sales of real estate	(26)	—	—
Foreign currency (gains) losses	3	(5)	23
Gain on extinguishment of debt	(35)	—	—
Net realized losses from other marketable securities	—	—	14
Net unrealized (gains) losses from other marketable securities	(19)	(10)	23
Other	36	47	20
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, net	22	57	4
Inventories	4	(10)	(21)
Prepaid income taxes	76	(66)	(15)
Accounts payable, accrued expenses and other current liabilities	11	(46)	(105)
Accrued compensation and benefits	11	4	(31)
Other, net	(54)	(21)	(11)

Net cash provided by operating activities of continuing operations	450	276	287

(Continued)

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2010, 2009, and 2008

(In millions of dollars)

	2010	2009	2008
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	$(1,741)	$(402)	$(58)
Proceeds from marketable securities and short-term investments	1,343	321	8
Contributions to investments	(84)	(51)	(29)
Acquisitions, net of cash acquired	—	(109)	(28)
Capital expenditures	(310)	(216)	(258)
Contract acquisition costs	(32)	(10)	(8)
Proceeds from sales of real estate	233	—	—
Real estate sale proceeds transferred to escrow as restricted cash	(210)	—	—
Real estate sale proceeds transferred from escrow to cash and cash equivalents	113	—	—
Decrease in restricted cash—investing	(1)	9	3
Other investing activities	26	31	(53)

Net cash used in investing activities of continuing operations	(663)	(427)	(423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	498	—
Proceeds from revolver	—	675	175
Payments on revolver	—	(705)	(145)
Repurchase of senior subordinated notes	—	(600)	—
Repayments of long-term debt	(39)	(257)	(13)
Purchase of noncontrolling interests	—	—	(7)
Costs related to issuance of debt, stock and amendment of revolver	—	(18)	—
Issuance of common stock, net of related costs of $4	—	1,355	—
Issuance of Class A common stock in IPO, net of underwriter fees of $7 and other issuance costs of $8	—	127	—
Other financing activities	—	(19)	(30)

Net cash provided by (used in) financing activities of continuing operations	(39)	1,056	(20)

CASH PROVIDED BY DISCONTINUED OPERATIONS:
Net cash provided by operating activities of discontinued operations	—	—	4
Proceeds from the sale of discontinued operations	27	—	139
Sale proceeds transferred to escrow as restricted cash	(22)	—	—
Sale proceeds transferred from escrow to cash and cash equivalents	22	—	—

Net cash provided by investing activities of discontinued operations	27	—	139

Net cash provided by discontinued operations	27	—	143

EFFECT OF EXCHANGE RATE CHANGES ON CASH	8	(6)	25

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(217)	899	12

CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	1,327	428	416

CASH AND CASH EQUIVALENTS—END OF PERIOD	$1,110	$1,327	$428

LESS CASH AND CASH EQUIVALENTS DISCONTINUED OPERATIONS	—	—	—

CASH AND CASH EQUIVALENTS CONTINUING OPERATIONS—END OF PERIOD	$1,110	$1,327	$428

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$57	$50	$62

Cash paid during the period for income taxes	$63	$60	$198

Non-cash investing activities are as follows:
Transfer of timeshare inventory to fixed assets (see Note 2)	$—	$47	$—

Acquisitions of treasury stock (see Note 17)	$—	$2	$—

Purchase of land (see Note 6)	$24	$—	$—

Capital lease	$—	$—	$1

(Concluded)

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

(In millions of dollars)

	Total	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries
BALANCE—January 1, 2008	$3,469	$1	$3,325	$1,213	$(1,101)	$(4)	$35

Net income	170	—	—	168	—	—	2
Foreign currency translation adjustments, net of income tax of $(13)	(68)	—	—	—	—	(68)	—
Unrecognized pension cost, net of income tax of $8	14	—	—	—	—	14	—
Unrealized loss on hedge activity, net of income tax of $(1)	(2)	—	—	—	—	(2)	—

Comprehensive Income	114
Capital contribution	5	—	5	—	—	—	—
Retirement of treasury stock	—	—	(1,101)	—	1,101	—	—
Distributions to noncontrolling interests	(2)	—	—	—	—	—	(2)
Purchase of subsidiary shares from noncontrolling interests	(7)	—	—	—	—	—	(7)
Attribution of share based payments	13	—	13	—	—	—	—

BALANCE—December 31, 2008	$3,592	$1	$2,242	$1,381	$—	$(60)	$28
Net loss	(46)	—	—	(43)	—	—	(3)
Foreign currency translation adjustments, net of income tax of $(17)	6	—	—	—	—	6	—
Unrecognized pension cost, net of income tax of $1	(1)	—	—	—	—	(1)	—
Hedge losses reclassified to earnings, net of income tax of $(1)	2	—	—	—	—	2	—

Comprehensive loss	(39)
Issuance of common stock through rights offering, net of related costs of $4 (See Note 17)	755	1	754	—	—	—	—
Issuance of common stock through Subscription Agreement, net of related costs of $13 (See Note 17)	587	—	587	—	—	—	—
Issuance of Class A common stock in IPO, net of underwriter fees of $7 and other issuance costs of $8 (See Note 17)	127	—	127	—	—	—	—
Distributions to noncontrolling interests	(1)	—	—	—	—	—	(1)
Directors compensation	2	—	2	—	—	—	—
Issuance of Class A common stock to employees, net of withholding taxes	—	—	2	—	(2)	—	—
Attribution of share based payments	17	—	17	—	—	—	—

BALANCE—December 31, 2009	$5,040	$2	$3,731	$1,338	$(2)	$(53)	$24
Net income (loss)	55	—	—	66	—	—	(11)
Foreign currency translation adjustments, net of income tax of $(1)	15	—	—	—	—	15	—

Comprehensive income	70
Distributions to noncontrolling interests	(1)	—	—	—	—	—	(1)
Purchase of shares in noncontrolling interests	(2)	—	(3)	—	—	—	1
Directors compensation	1	—	1	—	—	—	—
Employee stock plan issuance	1	—	1	—	—	—	—
Shares issued from treasury	1	—	—	—	1	—	—
Attribution of share based payments	21	—	21	—	—	—	—

BALANCE—December 31, 2010	$5,131	$2	$3,751	$1,404	$(1)	$(38)	$13

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in millions, unless otherwise indicated)

1.	ORGANIZATION

Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (“Hyatt Hotels Corporation”), provide hospitality services on a worldwide basis through the management, franchising and ownership of hospitality related businesses. We operate or franchise 234 full-service, Hyatt-branded hotels, consisting of 100,290 rooms, in 45 countries throughout the world. We hold ownership interests in certain of these hotels. We operate or franchise 195 select-service, Hyatt-branded hotels with 25,016 rooms in the United States and Canada. We hold ownership interests in certain of these hotels. We develop, operate, manage, license or provide services to Hyatt-branded timeshare, fractional and other forms of residential or vacation properties.

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

–

Realized gains from the sale of hotel real estate assets where we maintain substantial continuing involvement in the form of a long-term management contract are deferred and recognized as management fee revenue over the term of the underlying management contract.

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

Restricted Cash—We had restricted cash of $106 million and $11 million at December 31, 2010 and 2009, respectively. Of these amounts, $97 million and $0 related to like-kind exchange agreements under which proceeds from sales were placed into an escrow account administered by an intermediary (see Note 8). The remaining $9 million and $11 million in 2010 and 2009, respectively, relates to secured real estate taxes, property insurance, escrow deposits on purchases of our vacation ownership intervals, security deposits, property and equipment reserves, and long-term loans. These amounts are invested in interest-bearing accounts.

Investments—We consolidate entities under our control, including entities where we are deemed to be the primary beneficiary as a result of qualitative and/or quantitative characteristics. The primary beneficiary is the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. Investments in unconsolidated affiliates over which we exercise significant influence, but do not control, including joint ventures, are accounted for by the equity method. In addition, our limited partnership investments in which we hold more than a minimal investment are accounted for under the equity method of accounting. Investments in unconsolidated affiliates over which we are not able to exercise significant influence are accounted for under the cost method.

Marketable Securities—Our investments in marketable securities are principally included within short-term investments and other assets in the consolidated balance sheets and are classified as either trading or available-for-sale (see Note 4). Marketable securities are recorded at fair value based on listed market prices or dealer price quotations where available.

Our marketable securities consist of various types of U.S. Treasury securities and agencies, mutual funds, common stock and fixed income securities, including government and corporate bonds. Realized and unrealized gains and losses on trading securities are reflected in the consolidated statements of income (loss) in other income (loss), net. Available-for-sale securities with unrealized gains and losses are reported as part of accumulated other comprehensive loss on the consolidated balance sheets. Realized gains and losses on available-for-sale securities are recognized in other income (loss), net based on the cost of the securities using specific identification. Available-for-sale securities are assessed for impairment quarterly. To determine if an impairment is other-than-temporary, we consider the duration and severity of the loss position, the strength of the underlying collateral, the term to maturity, credit rating and our intent to sell. For debt securities that are deemed other-than-temporarily impaired and there is no intent to sell, impairments are separated into the amount related to the credit loss, which is recorded in our consolidated statements of income (loss) and the amount related to all other factors, which is recorded in accumulated other comprehensive loss. For debt securities that are deemed other-than-temporarily impaired and there is intent to sell, impairments in their entirety are recorded in our consolidated statements of income (loss).

Other Income (Loss), Net—Other income (loss), net includes interest income, gains (losses) on other marketable securities (see Note 4), income from cost method investments (see Note 3), foreign currency gains (losses) including gains (losses) on foreign currency exchange rate instruments (see Note 12), costs related to the repurchase of $600 million of 5.84% senior subordinated notes due 2013 and early settlement of a stock subscription agreement (the “Subscription Agreement”) (see Notes 10 and 17), provisions on hotel loans (see Note 7), and gain on extinguishment of debt (see Notes 8 and 10)) The table below provides a reconciliation of the components in other income (loss), net for the years ended December 31, 2010, 2009 and 2008, respectively:

	For the years ended December 31,
	2010	2009	2008
Interest income	$21	$21	$23
Gains (losses) on other marketable securities	19	10	(37)
Income from cost method investments	—	22	64
Foreign currency gains (losses)	(3)	5	(23)
Debt settlement costs	—	(93)	—
Provisions on hotel loans	(1)	(9)	—
Gain on extinguishment of debt	35	—	—
Other	—	(4)	(4)

Other income (loss), net	$71	$(48)	$23

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

Financing Receivables—We define financing receivables as financing arrangements that represent a contractual right to receive money either on demand or on fixed or determinable dates and that are recognized as an asset on our consolidated balance sheets. We record all financing receivables at amortized cost in current and long-term receivables. We recognize interest income as earned and provide an allowance for cancellations and defaults. We have divided our financing receivables into three portfolio segments based on the level at which we develop and document a systematic methodology to determine the allowance for credit losses. Based on their initial measurement, risk characteristics and our method for monitoring and assessing credit risk, we have determined the class of financing receivables to correspond to our identified portfolio segments as follows:

•	Secured Financing to Hotel Owners

–

These financing receivables are senior, secured mortgage loans and are collateralized by underlying hotel properties currently in operation. We individually assess all loans in this portfolio for impairment. We determine a loan to be impaired if it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the individual loan agreement. This assessment is based on an analysis of several factors including current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio including loan performance, individual market factors, hotel performance, and the collateral of the underlying hotel. We measure loan impairment based on either the present value of expected future cash flows discounted at the loan’s effective interest rate or estimated the fair value of the collateral. The measurement method used is based on which would be most appropriate given the nature of the loan, the underlying collateral, and the facts and circumstances of the individual loan. For impaired loans, we establish a specific loan loss reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. The loan loss reserve is maintained at a level deemed adequate by management based on a periodic analysis of the individual loans.

–

We determine our secured financing to hotel owners to be past due based on the contractual terms of the individual mortgage loans. We do not recognize interest income on secured financing to hotel owners if the loan has been determined to be non-performing. We only resume interest recognition on these loans when the loan becomes current. We write off secured financing to hotel owners when we determine that the loans are uncollectible and when all commercially reasonable means of recovering the loan balances have been exhausted.

•	Vacation Ownership Mortgage Receivables

–

These financing receivables are comprised of various mortgage loans related to our financing of vacation ownership interval sales. We record an estimate of uncollectibility as a reduction of sales revenue at the time revenue is recognized on a vacation ownership interval sale. We evaluate this portfolio collectively as we hold a large group of smaller-balance homogenous vacation ownership mortgage receivables and use a technique referred to as static pool analysis, which tracks uncollectibles over the entire life of those mortgage receivables. We use the static pool analysis as the basis for determining our general reserve requirements on our vacation ownership mortgage receivables. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio including defaults, aging and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio.

–

We determine our vacation ownership mortgage receivables to be past due based on the contractual terms of the individual mortgage loans. We do not recognize interest income and write-off vacation ownership mortgage receivables that are over 120 days past due, the date on which we determine the mortgage receivables to be uncollectible.

•	Unsecured Financing to Hotel Owners

–

These financing receivables are primarily made up of individual loans and other types of unsecured financing arrangements provided to hotel owners. We individually assess all financing receivables in this portfolio for collectability and impairment. We determine a loan to be impaired if it is probable that we will be unable to collect all amounts due according to the contractual terms of the individual loan agreement based on an analysis of several factors including current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio including capital structure, individual hotel performance, and individual financing arrangement. We measure loan impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For impaired loans, we establish a specific impairment reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows. The impairment reserve is maintained at a level deemed adequate by management based on a periodic analysis of the individual loans.

–

We determine our unsecured financing to hotel owners to be past due based on the contractual terms of the individual financing agreements. We do not recognize interest income on unsecured financing to hotel owners for notes that are greater than 90 days past due and only resume interest recognition if the financing receivable becomes current. We write off unsecured financing to hotel owners when we determine that the receivables are uncollectible and when all commercially reasonable means of recovering the receivable balances have been exhausted.

Inventories—Inventories are comprised principally of unsold vacation ownership intervals of $85 million and $118 million at December 31, 2010 and 2009, respectively, and food and beverage inventories at our owned and leased hotels. Vacation ownership inventory is carried at the lower of cost or market, based on relative sales value or net realizable value. Food and beverage inventories are generally valued at the lower of cost (first-in, first-out) or market. Vacation ownership interval products inventory, which has an operating cycle that exceeds 12 months, is classified as a current asset consistent with recognized industry practice. During the fourth quarter of 2010, management changed its plans for future development at two multi-phase vacation ownership properties, resulting in an impairment charge of $30 million recorded to asset impairments. In one of these vacation ownership properties, our ownership interest is less than 100%. As a result, $9 million of this impairment charge is attributable to our partner and is reflected in net loss (income) attributable to noncontrolling interests. As a result the net total impairment charge attributable to Hyatt Hotels Corporation of $21 million. During the year ending December 31, 2009, we reclassified $47 million in vacation ownership inventory to property and equipment as we have changed our intended use with respect to certain of our vacation ownership units.

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

Long-Lived Assets and Definite-Lived Intangibles—We evaluate the carrying value of our long-lived assets and definite-lived intangibles for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets when events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, appraisals, and, if appropriate, current estimated net sales proceeds from pending offers. We evaluate the carrying value of our long-lived assets and definite-lived intangibles based on our plans, at the time, for such assets and such qualitative factors as future development in the surrounding area and status of expected local competition. Changes to our plans, including a decision to dispose of or change the intended use of an asset, can have a material impact on the carrying value of the asset.

Goodwill—We evaluate goodwill for impairment on an annual basis during the fourth quarter of each year using balances as of the end of September and at an interim date if indications of impairment exist. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount with an impairment being recognized only where the fair value is less than carrying value. See Note 9 for additional information about goodwill.

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

The carrying values of cash equivalents, accounts receivable, notes receivable – current, accounts payable and current maturities of long-term debt approximate fair value due to the short-term nature of these items and their close proximity to maturity.

For additional information about fair value, see Note 5. The fair value of marketable securities is discussed in Note 4; the fair value of notes receivable is discussed in Note 7; and the fair value of long-term debt is discussed in Note 10.

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

The Fund is financed by payments from the properties and returns on marketable securities. The Fund invests amounts received from the properties in marketable securities (see Note 4). As of December 31, 2010 and

2009, total assets of the Fund were $279 million and $293 million, respectively, including $53 million and $50 million of current assets, respectively. Marketable securities held by the Fund and included in other noncurrent assets were $226 million and $243 million as of December 31, 2010 and 2009, respectively (see Note 4). As of December 31, 2010 and 2009, total liabilities of the Fund were $279 million and $293 million, respectively, including $53 million and $50 million of current liabilities, respectively. The non-current liabilities of the Fund are included in other long-term liabilities (see Note 14).

Recently Issued Accounting Pronouncements

Adopted Accounting Standards

In July 2010, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2010-20 (“ASU 2010-20”), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The update requires companies to enhance disclosure about the credit quality of financing receivables and the allowance for credit losses, including credit quality indicators, non-accrual and past due information, impaired loans, and modifications of financing receivables. ASU 2010-20 became effective for financial statements issued for interim or annual reporting periods ending on or after December 15, 2010. The adoption of ASU 2010-20 as of December 31, 2010 did not have a material impact on our consolidated financial statements. See Note 7 for the required financing receivable disclosures.

In January 2011, the FASB released Accounting Standards Update No. 2011-01 (“ASU No. 2011-01”), Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which deferred the disclosure requirements surrounding troubled debt restructurings. Currently, this additional guidance is anticipated to be effective for reporting periods ending June 15, 2011 and is not expected to have a material impact on our current financing receivable disclosures.

In January 2010, the FASB issued Accounting Standards Update No. 2010-02 (“ASU 2010-02”), Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification. The update provides clarification that the guidance is applicable to (a) a subsidiary or group of assets that is a business or nonprofit activity, (b) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (c) an exchange of a group of assets that constitute a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or joint venture). The deconsolidation provisions and gain/loss guidance do not apply to transactions that are in substance the sale or partial sale of real estate. The update also requires additional disclosures when a subsidiary is deconsolidated. ASU 2010-02 became effective for financial statements issued for interim or annual reporting periods ending on or after December 15, 2009. The adoption of ASU 2010-02 did not have a material impact on our consolidated financial statements.

In January 2010, the FASB released Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurement. The update requires the Company to (a) disclose significant transfers in and out of Levels One and Two, in addition to transfers in and out of Level Three and (b) separately disclose purchases, sales, issuances, and settlements of our Level Three securities. Additionally, ASU 2010-06 clarifies the information we currently disclose regarding our valuation techniques, inputs used in those valuation models, and the level of detail at which fair value disclosures should be provided. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation of the Level Three activity, which is effective for interim and annual periods beginning after December 15, 2010. We have adopted ASU 2010-06 as of January 1, 2010 (with the exception of disaggregation of Level Three activity) with no material impact on our consolidated financial statements. See Note 5 for discussion of fair value.

In June 2009, the FASB amended Accounting Standards Update 2009-17 (“ASU 2009-17”). The amendment changes the consolidation rules related to a variable interest entity (“VIE”). ASU 2009-17 expands the primary beneficiary analysis to incorporate a qualitative review of which entity controls and directs the activities of the VIE. The amendments also modify the rules regarding the frequency of ongoing reassessments of whether a company is the primary beneficiary. Under the revised guidance, companies are required to perform ongoing reassessments as opposed to only when certain triggering events occur, as was previously required. The amendments were effective for the first annual reporting period beginning after November 15, 2009 and for interim periods therein. We adopted ASU 2009-17 as of January 1, 2010 with no material impact on our consolidated financial statements.

Future Adoption of Accounting Standards

In December 2010, the FASB released Accounting Standards Update 2010-28 (“ASU 2010-28”), Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The update requires a company to perform Step 2 of the goodwill impairment test if the carrying value of the reporting unit is zero or negative and adverse qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors to consider are consistent with the existing guidance and examples in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The requirements in ASU 2010-28 are effective for public companies in the first annual period beginning after December 15, 2010. ASU 2010-28 is not expected to materially impact to our consolidated financial statements.

In December 2010, the FASB released Accounting Standards Update 2010-29 (“ASU 2010-29”), Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that when a public company completes a business combination(s), the company should disclose revenue and earnings of the combined entity as though the business combination(s) occurred as of the beginning of the comparable prior annual reporting period. The update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. The requirements in ASU 2010-29 are effective for business combinations that occur on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We will apply the provisions of ASU 2010-29 on a prospective basis.

3.	EQUITY AND COST METHOD INVESTMENTS

We have investments that are recorded under both the equity and cost methods. Those investments categorized as hospitality ventures are primarily recorded under the equity method. These investments are considered to be an integral part of our business and are strategically and operationally important to our overall results. Our equity and cost method investment balances recorded at December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Equity method investments	$175	$213
Cost method investments	70	10

Total investments	$245	$223

Our income (loss) from equity method investments included in the consolidated statements of income (loss) for the years ended December 31, 2010, 2009, and 2008, were $(40) million, $(13) million, and $14 million, respectively. Income from cost method investments included in our consolidated statements of income (loss) for the years ended December 31, 2010, 2009, and 2008 were $0, $22 million, and $64 million, respectively, and are included in other income (loss), net.

The carrying value and ownership percentages of our unconsolidated investments in hotel and vacation properties accounted for under the equity method as of December 31, 2010 and 2009 are as follows:

	Ownership Interests	Our Investment
		December 31, 2010	December 31, 2009
Juniper Hotels Private Ltd	50.0%	$44	$40
Hotel Investments, LP	30.0%	25	28
Nuevo Plaza Hotel Mendoza Limited	50.0%	17	17
Hedreen Hotel, LLC	50.0%	17	17
Sao Paulo Investment Company Inc.	50.0%	12	9
Hedreen Hotel Two, LLC	50.0%	9	22
Grand Aspen Holdings, LLC & Top of Mill Investors, LLC	25.8%	7	7
PCH Beach Resort, LLC	40.0%	6	7
SHCP Hotel, LLC/SHCP Operating Entity, LLC	50.0%	6	6
Sugar Land/HP, LLC	50.0%	5	4
Other		27	56

Total		$175	$213

The following tables present summarized financial information for all unconsolidated ventures in which we hold an investment that is accounted for under the equity method.

	For the Year Ended December 31,
	2010	2009	2008
Total revenues	$846	$707	$572
Gross operating profit	264	234	212

Income (loss) from continuing operations	(10)	(49)	47
Net income (loss)	$(10)	$(49)	$47

	As of December 31,
	2010	2009
Current Assets	$370	$281
Noncurrent Assets	1,974	1,891

Total Assets	$2,344	$2,172

Current Liabilities	$212	$208
Noncurrent Liabilities	1,688	1,651

Total Liabilities	$1,900	$1,859

In July 2010, we entered into an agreement with an independent third party to acquire an interest in a hospitality venture that owns the Hyatt Regency New Orleans. We contributed cash of $60 million for a preferred equity interest in this venture, which plans to complete the renovation and reopening of the hotel in late 2011. The hotel was closed in September 2005 due to damage from Hurricane Katrina. This investment is being accounted for under the cost method.

In 2007, we entered into contract negotiations for the purchase of an equity interest in a hospitality venture, which would ultimately acquire a hotel property in Waikiki, Hawaii. In connection with these negotiations, in July 2008, we paid $7 million for a 9.99% equity interest in the acquired hotel property in Waikiki, Hawaii. The hotel acquisition was financed from the equity interests in the venture, a third party mezzanine loan, as well as a senior loan from us for $278 million, which has been recorded as a note receivable (see Note 7) on our consolidated balance sheets. The senior loan matured in July 2010, at which time the joint venture exercised a one-year option to extend the maturity to July 2011. Pursuant to an option in the loan, the joint venture has two remaining one-year options to extend through 2013. The senior loan earns interest at a 30-day London InterBank Offered Rate (“LIBOR”) plus 3.8%.

During 2010, 2009 and 2008 we recorded $31 million, $14 million and $19 million in total impairment charges in equity earnings (losses) from unconsolidated hospitality ventures. In connection with the economic downturn and certain other factors, we identified certain indicators in 2010 and 2009 relative to our hospitality venture investments and as a result, reassessed the expected future cash flows of these ventures. In connection with these assessments, we determined that we had an other than temporary impairment of two of our hospitality ventures during 2010 and two of our hospitality ventures during 2009. We recorded $16 million and $11 million of impairment charges in 2010 and 2009, respectively, relating to these hospitality venture properties due to the carrying amount of the assets exceeding the fair value as calculated using discounted operating cash flows and a determination that the decline was other than temporary. In 2010, 2009 and 2008, we reviewed our vacation ownership projects held through equity method investments for potential impairment. These reviews were prompted by the economic downturn, the related tightening of mortgage financing availability, and the resulting decrease in the pace of sales contracts written for our vacation ownership projects. We estimated the current fair value of these investments based on discounted future cash flow projections, which reflected decreases in annual sales pace and/or price. Based on the resulting fair value estimates, we recorded $15 million in impairment charges for two vacation ownership equity method investments in 2010, $3 million in impairment charges for one vacation ownership equity method investment in 2009 and $19 million in impairment charges for three vacation ownership equity method investments in 2008. These impairment charges are included in equity earnings (losses) from unconsolidated hospitality ventures.

We have interests in certain non-hospitality related real estate investment companies from which we received $0, $21 million and $0 during 2010, 2009 and 2008, respectively, which are included in other income (loss), net in our consolidated statements of income (loss).

During the years ended December 31, 2010, 2009 and 2008, we recorded $0, $1 million and $62 million, respectively, of preferred returns and other returns of capital, which are included in other income (loss), net in our consolidated statements of income (loss), related to distributions from three privately held investment entities, which invest in life science technology companies and are managed by an affiliate. On January 24, 2008, we received distributions of $184 million from these investments, representing all of the preferred returns and return of capital of $122 million. We do not expect material distributions from these investments in the future.

4.	MARKETABLE SECURITIES

We hold marketable securities to fund certain operating programs and for investment purposes. Marketable securities held to fund operating programs are recorded in other assets and prepaids and other assets. Marketable securities held for investment purposes are recorded in short-term investments.

Marketable Securities Held to Fund Operating Programs—At December 31, 2010 and 2009, total marketable securities held for the Gold Passport Fund (See Note 2) and certain deferred compensation plans (see Note 13), carried at fair value and included in the consolidated balance sheets were as follows:

	December 31, 2010	December 31, 2009
Marketable securities held by the Gold Passport Fund	$247	$270
Marketable securities held to fund deferred compensation plans	244	192
Other marketable securities held for operating programs	—	2

Total marketable securities	$491	$464
Less current portion of marketable securities held for operating programs included in prepaids and other assets	(22)	(28)

Marketable securities included in other assets	$469	$436

Included in net gains (losses) and interest income from marketable securities held to fund operating programs in the consolidated statements of income (loss) are $5 million, $4 million and $2 million of realized and unrealized (losses) gains and interest income, net related to marketable securities held by the Gold Passport Fund for the years ended December 31, 2010, 2009, and 2008, respectively. Also included are $16 million, $25 million, and $(38) million of net realized and unrealized gains (losses) related to marketable securities held to fund deferred compensation plans for the years ended December 31, 2010, 2009, and 2008, respectively.

Marketable Securities Held for Investment Purposes—In 2010 we began transferring cash and cash equivalent balances to investments in highly liquid and transparent commercial paper, corporate notes and bonds and U.S. treasuries and agencies. At December 31, 2010 and 2009, total marketable securities held for investment purposes, carried at fair value and included in the consolidated balance sheets were as follows:

	December 31, 2010	December 31, 2009
Available for sale investments	$403	$—
Time deposits	80	81
Other marketable securities	41	23

Total short-term investments	$524	$104

Gains (losses) on other marketable securities of $19 million, $10 million and $(37) million for the years ended December 31, 2010, 2009 and 2008, respectively are included in other income (loss), net (see Note 2).

Included in our portfolio of marketable securities are investments in debt and equity securities classified as available for sale. At December 31, 2010 these were as follows:

	December 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate debt securities	$366	$2	$(2)	$366
U.S. government agencies	28	—	—	28
Equity securities	9	—	—	9

Total	$403	$2	$(2)	$403

Gross realized gains and losses on available for sale securities were insignificant for the years ended December 31, 2010, 2009 and 2008. At December 31, 2009, we had no investments in debt or equity securities that were classified as available for sale.

The table below summarizes available for sale fixed maturity securities by contractual maturity at December 31, 2010. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life. Although a portion of our available for sale fixed maturity securities mature after one year, we have chosen to classify the entire portfolio as current. The portfolio’s primary objective is to maximize return, but it also is intended to provide liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. Therefore, since these securities represent funds available for current operations, the entire investment portfolio is classified as current assets.

	December 31, 2010
Contractual Maturity	Cost or Amortized Cost	Fair Value
Due in one year or less	$222	$222
Due in one to two years	172	172

Total	$394	$394

5.	FAIR VALUE MEASUREMENT

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Accounting Principles Generally Accepted in the United States of America (“GAAP”) establishes a valuation hierarchy for prioritizing the inputs and the hierarchy places greater emphasis on the use of observable market inputs and less emphasis on unobservable inputs. When determining fair value, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of the hierarchy are as follows:

Level One—Fair values based on unadjusted quoted prices in active markets for identical assets and liabilities;

Level Two—Fair values based on quoted market prices for similar assets and liabilities in active markets, quoted prices in inactive markets for identical assets and liabilities, and inputs other than quoted market prices that are observable for the asset or liability;

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

As of December 31, 2010 and 2009, we had the following financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	$244	$244	$—	$—
Equity securities	50	41	9	—
U.S. government obligations	101	—	101	—
U.S. government agencies	61	—	61	—
Corporate debt securities	451	—	451	—
Mortgage-backed securities	16	—	14	2
Asset-backed securities	11	—	11	—
Other	1	—	1	—
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	699	699	—	—
Commercial paper	3	—	3	—
Derivative instruments
Interest rate swaps	4	—	4	—
Foreign currency forward contracts	(4)	—	(4)	—

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	$194	$194	$—	$—
Equity securities	23	23	—	—
U.S. government obligations	83	—	83	—
U.S. government agencies	56	—	56	—
Corporate debt securities	87	—	87	—
Mortgage-backed securities	23	—	21	2
Asset-backed securities	18	—	18	—
Other	3	—	3	—
Interest bearing money market funds recorded in cash and cash equivalents	1,140	1,140	—	—
Derivative instruments
Interest rate swaps	(1)	—	(1)	—
Foreign currency forward contracts	6	—	6	—

Our portfolio of marketable securities consists of various types of U.S. Treasury securities, mutual funds, common stock, and fixed income securities, including government and corporate bonds. The fair value of our mutual funds and certain equity securities were classified as level one as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The remaining securities, except for certain mortgage backed securities, were classified as Level Two due to the use and weighting of multiple market inputs being considered in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities. See Note 4 for further details on our marketable securities.

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

Our derivative instruments are foreign currency exchange rate instruments and interest rate swaps. The instruments are valued using an income approach with factors such as interest rates and yield curves, which represent market observable inputs and are generally classified as Level Two. Credit valuation adjustments may be made to ensure that derivatives are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality and our nonperformance risk. As of December 31, 2010, the credit valuation adjustments were insignificant. See Note 12 for further details on our derivative instruments.

Due to limited observability of market data and limited activity during the years ended December 31, 2010 and 2009, we classified the fair value of certain of our mortgage-backed securities as Level Three. However, these securities are held within an investment-grade portfolio with many of these securities having a credit rating of AAA/Aaa.

During the year ended December 31, 2010, there were no transfers between levels of the fair value hierarchy. Our policy is to recognize transfers in and transfers out as of the end of each quarterly reporting period. The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level Three) - Mortgage Backed Securities
	2010	2009
Balance at January 1,	$2	$—
Transfers into (out of) Level Three	—	2
Purchases, issuances and settlements	—	(1)
Total gains (losses) (realized or unrealized)	—	1

Balance at December 31,	$2	$2

The amount of total gains (losses) included in net gains (losses) and interest income from marketable securities held to fund operating programs due to the change in unrealized gains or losses relating to assets still held at the reporting date for years ended December 31, 2010 and 2009 were insignificant and $1 million, respectively.

6.	PROPERTY AND EQUIPMENT

Property and equipment at cost as of December 31, 2010 and 2009, consist of the following:

	December 31, 2010	December 31, 2009
Land	$621	$557
Buildings	3,365	3,310
Leasehold improvements	261	263
Furniture, equipment and computers	1,106	1,123
Construction in progress	84	246

	5,437	5,499
Less accumulated depreciation	(1,984)	(1,914)

Total	$3,453	$3,585

Depreciation expense from continuing operations was $265 million, $254 million, and $233 million for the years ended December 31, 2010, 2009, and 2008, respectively. The net book value of capital leased assets at December 31, 2010 and 2009, is $193 million and $201 million, respectively, which is net of accumulated depreciation of $25 million and $31 million, respectively. During the fourth quarter of 2010, we acquired two parcels of land for a net purchase price of $85 million in Latin America for future hotel developments. During 2009, we transferred $30 million in capital lease assets to buildings and furniture, equipment and computers after satisfying our commitment to spend $30 million on improvements to the Hyatt Regency Grand Cypress and placing those assets into service (see Note 11). Interest capitalized as a cost of property and equipment totaled $10 million, $13 million and $16 million for the years ended December 31, 2010, 2009, and 2008, respectively, and is recorded net in interest expense. The year ended December 31, 2010 includes a $14 million charge to asset impairments in the consolidated statements of income (loss), related to an impairment of a Company owned airplane for $10 million recorded in Corporate and other and two impairments of property and equipment recorded in our owned and leased hotel segment and Corporate and other for $3 million and $1 million, respectively.

7.	FINANCING RECEIVABLES

The three portfolio segments of financing receivables and their balances at December 31, 2010 and 2009 are recorded in notes receivable and are as follows:

	December 31, 2010	December 31, 2009
Secured financing to hotel owners	$326	$324
Vacation ownership mortgage receivables at various interest rates with varying payments through 2018 (see below)	55	65
Unsecured financing to hotel owners	87	80

	468	469
Less allowance for losses	(82)	(74)
Less current portion included in receivables	(11)	(10)

Total long-term financing receivables	$375	$385

Secured Financing to Hotel Owners—These financing receivables are senior, secured mortgage loans and are collateralized by underlying hotel properties currently in operation. These loans consist primarily of a $278 million mortgage loan receivable to an unconsolidated hospitality venture, which is accounted for under the equity method (see Note 3), and was formed to acquire ownership of a hotel property in Waikiki, Hawaii. This mortgage receivable has interest set at 30-day LIBOR+3.75% due monthly and a stated maturity date of July

2011 with two, one-year options to extend through 2013. We currently expect that the loan will be extended beyond 2011 and have classified it as long-term. Secured financing to hotel owners also includes financing provided to certain franchisees for the renovations and conversion of certain franchised hotels. These franchisee loans accrue interest at fixed rates ranging between 5.5% and 7.5%. Secured financing to hotel owners held by us as of December 31, 2010, are scheduled to mature as follows:

Year Ending December 31,	Amount
2011	$1
2012	17
2013	278
2014	—
2015	30
Thereafter	—

Total secured financing to hotel owners	326

Less allowance	(4)

Net secured financing to hotel owners	$322

Vacation Ownership Mortgages Receivables—These financing receivables are comprised of various mortgage loans related to our financing of vacation ownership interval sales. As of December 31, 2010, the weighted-average interest rate on vacation ownership mortgages receivable was 14.1%. Vacation ownership mortgage receivables held by us as of December 31, 2010, are scheduled to mature as follows:

Year Ending December 31,	Amount
2011	$7
2012	7
2013	8
2014	8
2015	8
Thereafter	17

Total vacation ownership mortgage receivables	55

Less allowance	(10)

Net vacation ownership mortgages receivable	$45

Unsecured Financing to Hotel Owners—These financing receivables are primarily made up of individual unsecured loans and other types of financing arrangements provided to hotel owners. These financing receivables have stated maturities and interest rates. The repayment terms vary and may be dependent on the future cash flows of the hotel.

Analysis of Financing Receivables—The following table includes our aged analysis of past due financing receivables by portfolio segment, the gross balance of financing receivables on non-accrual status and the allowance for credit losses and the related investment balance as of December 31, 2010, based on impairment method:

Analysis of Financing Receivables
As of December 31, 2010
	Total Past Due	Current	Total Financing Receivable	Receivables on Non-Accrual Status	Related Allowance for Credit Losses
Secured financing to hotel owners	$—	$326	$326	$41	$(4)
Vacation ownership mortgage receivables	3	52	55	—	(10)
Unsecured financing to hotel owners	13	74	87	69	(68)

Total	$16	$452	$468	$110	$(82)

Credit Monitoring—On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity. We determine financing receivables to be past-due based on the contractual terms of each individual financing receivable agreement. Of our total past due amounts, $1 million and $13 million of our vacation ownership mortgage receivables and our unsecured financing to hotel owners, respectively, are greater than 90 days past due. We are accruing interest on $1 million and $0 of investments in vacation ownership mortgage receivables and unsecured financing to hotel owners, respectively, that are greater than 90 days past due.

We assess credit quality indicators based on whether financing receivables are performing or non-performing. We consider receivables non-performing if interest or principal is greater than 90 days past due for secured financing to hotel owners and unsecured financing to hotel owners or 120 days past due for vacation ownership mortgage receivables. Receivables not meeting these criteria are considered to be performing. If we consider a financing receivable to be non-performing or impaired, we will place the financing receivable on non-accrual status. We will recognize interest income when received for non-accruing finance receivables. Accrual of interest income is resumed when the receivable becomes contractually current and collection doubts are removed.

Allowance for Credit Losses—We individually assess all loans and other financing arrangements in the secured financing to hotel owners portfolio and in the unsecured financing to hotel owners portfolio for impairment. We assess the vacation ownership mortgage receivables portfolio for impairment on a collective basis.

For the year ended December 31, 2010, we recorded provisions of $2 million, $2 million, and $7 million for our secured financing hotel owners, vacation ownership mortgage receivables and unsecured financing to hotel owners, respectively. For the year ended December 31, 2009, we recorded provisions of $2 million, $5 million and $16 million for our secured financing to hotel owners, vacation ownership mortgage receivables and unsecured financing to hotel owners, respectively. For the year ended December 31, 2008, we recorded provisions of $0, $9 million and $11 million for our secured financing to hotel owners, vacation ownership mortgage receivables and unsecured financing to hotel owners, respectively.

Our unsecured financing to hotel owners consists primarily of receivables due on future contractual maturity dates. The payments under these contractual agreements are contingent upon future cash flows of the underlying hospitality properties. Although the majority of these payments are not past due, these receivables have been placed on non-accrual status and we have provided allowances for these owner receivables based on estimates of the future cash flows available for payment of these receivables. We consider the provisions on all of our portfolio segments to be adequate based on the economic environment and our assessment of the future collectability of the outstanding loans.

Impaired Loans—To determine whether an impairment has occurred, we evaluate the collectability of both interest and principal. A financing receivable is considered to be impaired when the Company determines that it is probable that it will not be able to collect all amounts due under the contractual terms. We do not record interest income for impaired receivables unless cash is received, in which case the payment is recorded to other income (loss), net in the accompanying consolidated statement of income (loss).

An analysis of impaired loans at December 31, 2010, all of which had a related allowance recorded against them, was as follows:

Impaired Loans
For the Year Ended December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Secured financing to hotel owners	$41	$40	$(4)	$40	$2
Unsecured financing to hotel owners	47	43	(42)	45	—

Fair Value—We estimated the fair value of financing receivables to approximate $392 million and $402 million as of December 31, 2010 and December 31, 2009, respectively. We estimated the fair value of financing receivables using discounted cash flow analyses based on current market assumptions for similar types of arrangements. The primary sensitivity in these calculations is based on the selection of appropriate interest and discount rates. Fluctuations in these assumptions will result in different estimates of fair value.

8.	ACQUISITIONS, DISPOSITIONS, AND DISCONTINUED OPERATIONS

We continually assess strategic acquisitions and dispositions to complement our business strategy. Assets acquired and liabilities assumed in business combinations are recorded on our consolidated balance sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by us have been included in the consolidated statements of income (loss) since their respective dates of acquisition. In certain circumstances, the purchase price allocations are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive final information, including appraisals and other analyses. There were no contingent payments, options, or commitments specified in any of the following acquisition agreements except as otherwise disclosed below.

Acquisitions and Dispositions

Hyatt Lisle, Hyatt Deerfield, and Hyatt Rosemont—During the fourth quarter of 2010, we sold the Hyatt Lisle, Hyatt Deerfield, and Hyatt Rosemont for a combined $49 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of $20 million which has been recognized in gain on sales of real estate on our consolidated statements of income (loss). The Company entered into long-term franchise agreements for each of the hotels with the purchaser. The operating results and financial positions of these hotels prior to the sale remain within our owned and leased hotels segment. The proceeds from the sales of Hyatt Lisle and Hyatt Rosemont were classified into cash and cash equivalents as we did not enter into a like-kind exchange agreement related to these two hotels. In conjunction with the sale of Hyatt Deerfield, we entered into a like-kind exchange agreement. See “Like-Kind Exchange Agreements,” below, for further detail.

Grand Hyatt Tampa Bay—In November 2010, we sold the Grand Hyatt Tampa Bay for $56 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of $14 million. The Company entered into a long-term management agreement with the purchaser of the hotel. The gain on sale has been deferred and is being recognized in management and franchise fees over the term of the management contract, within our North American management and franchising segment. The operations of the hotel prior to the sale remain within our owned and leased hotels segment.

Hyatt Regency Princeton—During 2010 a consolidated venture did not have sufficient cash flow to meet interest payment requirements under its mortgage loan. The assets and operations of the Hyatt Regency Princeton secured this mortgage loan and the debt service requirements were not guaranteed by HHC. When hotel cash flow became insufficient to service the loan, we notified the lender that it would not provide assistance as the estimated value of the hotel was less than the outstanding mortgage loan. In 2010, the ownership interest in the Hyatt Regency Princeton transferred to the lender through a deed in lieu of foreclosure transaction. A pre-tax gain of $35 million was realized on extinguishment of the $45 million secured mortgage debt. The hotel continues to be operated as a Hyatt-branded hotel; however, the lender has the option to terminate Hyatt as the manager within one year after the ownership transfer. If the lender does not exercise the termination option within one year, our management agreement will terminate in 2021. The pre-tax gain on extinguishment of debt for $35 million has been recognized in other income (loss), net on our consolidated statements of income (loss). The operations of the hotel prior to the transfer remain within our owned and leased segment. See Note 10 for additional information.

Hyatt Regency Greenville—In September 2010, we sold the Hyatt Regency Greenville for $15 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of $6 million, which has been recognized in gain on sales of real estate on our consolidated statements of income (loss). The Company entered into a long-term franchise agreement with the purchaser of the hotel. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.

Hyatt Regency Boston—In February 2009, one of our subsidiaries acquired the assets of the Hyatt Regency Boston for a total purchase price of $110 million. The assets acquired included cash of $1 million, resulting in a net purchase price of $109 million. Revenues included in our owned and leased hotel revenues for the period from the date of acquisition to December 31, 2009 were $30 million.

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

The Great Eastern Hotel Holding Company—We previously held a 50% interest in the Great Eastern Hotel Holding Company (“GEHHC”). GEHHC, through its wholly owned subsidiary, owned the Great Eastern Hotel in London, which was converted to the Andaz Liverpool Street hotel. On November 30, 2007, the Company purchased the remaining 50% interest in this hotel. The total purchase price of our interest at November 30, 2007 was $135 million, which included our prior 50% ownership interest. As a result of the acquisition of GEHHC, the Company also assumed a 50% ownership interest in the Great Eastern Hotel Properties Limited (“GEHP”). On February 6, 2008, the Great Eastern Hotel Company purchased the remaining 50% interest in the GEHP for GBP 16 million ($31 million), which included the settlement of shareholder loans and noncontrolling interest. Both companies’ results are recorded in the owned and leased hotels segment. Goodwill assumed through the acquisition of GEHHC was fully impaired as of December 31, 2008.

Like-Kind Exchange Agreements

In conjunction with the sales of Hyatt Deerfield, Grand Hyatt Tampa Bay and Hyatt Regency Greenville, we entered into like-kind exchange agreements with an intermediary. Pursuant to the like-kind exchange agreement, the proceeds from the initial sale of each hotel were placed into an escrow account administered by an intermediary. Therefore, we have classified the net proceeds from the sales of Hyatt Deerfield, Grand Hyatt Tampa Bay and Hyatt Regency Greenville of $26 million, $56 million and $15 million, respectively, as restricted cash on our consolidated balance sheet. Pursuant to the like-kind exchange agreement, the cash remains restricted for a maximum of 180 days from the date of execution pending consummation of the exchange transaction.

Assets Held For Sale

During 2010, we committed to a plan to sell a Company owned airplane. We believe the sale of the asset is probable and the transfer of the asset is expected to occur within one year. Based on the valuation of the equipment, the Company determined the fair value was below the book value of the asset. As such, the Company recorded a pre-tax impairment loss of $10 million as part of asset impairments on the consolidated statements of income (loss) during 2010. This charge was recorded within Corporate and other. The Company classified the value of the airplane as assets held for sale in the amount of $18 million at December 31, 2010.

Discontinued Operations—The operating results, assets, and liabilities of the following businesses have been reported separately as discontinued operations in the consolidated balance sheets and consolidated statements of income (loss). We do not have any significant continuing involvement in these operations.

2010 Transactions:

Amerisuites Orlando—During 2010, we committed to a plan to sell the Amerisuites Orlando property. As a result, we classified the assets and liabilities of this property as held for sale in 2010. Based on a valuation of the property, the Company determined the fair value of the property was below the book value of the assets. As such, a pre-tax impairment loss of approximately $4 million was recorded as part of the loss from discontinued operations during 2010. In 2009, we incurred a pre-tax impairment loss of approximately $3 million that was recorded as part of the loss from discontinued operations.

During 2010, we closed on the sale of the Amerisuites Orlando to an unrelated third party for net proceeds of $5 million. The transaction resulted in a pre-tax gain of $2 million upon sale as we will have no continuing involvement with the property.

Residences—During 2010, we committed to a plan to sell an apartment building located adjacent to the Park Hyatt Washington D.C. (the “Residences”). As a result, we classified the assets and liabilities of this property as held for sale in 2010. During 2010, we closed on the sale of the Residences to an unrelated third party for net proceeds of $22 million. The transaction resulted in a pre-tax gain of $9 million upon sale as we will have no continuing involvement with the property.

2008 Transactions:

Hawthorne Suites—On August 18, 2008, we sold the property known as Hawthorne Suites Orlando for $8 million to an unrelated third party, resulting in a pre-tax gain of $4 million.

US Franchise Systems—On July 18, 2008, we sold U.S. Franchise Systems, Inc. (“USFS”), our wholly owned subsidiary, to an unaffiliated third party for $131 million. We recorded a pre-tax gain of $78 million from the sale.

Revenues for all discontinued operations for the years ended December 31, 2010, 2009 and 2008 were $1 million, $2 million and $16 million, respectively.

As a result of certain of the above-mentioned dispositions, we have agreed to provide indemnifications to third-party purchasers for certain liabilities incurred prior to sale and for breach of certain representations and warranties made during the sales process, such as representations of valid title, authority, and environmental issues that may not be limited by a contractual monetary amount. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire. The assets related to discontinued operations at December 31, 2010 and 2009 were $0 and $20 million, respectively. The liabilities related to discontinued operations were insignificant at December 31, 2010 and 2009.

9.	GOODWILL AND INTANGIBLE ASSETS

We review the carrying value of all our goodwill by comparing the carrying value of our reporting units to their fair values in a two-step process. We define a reporting unit at the individual property or business level. We are required to perform this comparison at least annually or at an interim date if indications of impairment exist. When determining fair value in step one, we utilize internally developed discounted future cash flow models, third party appraisals and, if appropriate, current estimated net sales proceeds from pending offers. Under the discounted cash flow approach we utilize various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates based on the weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flow, the weighted-average cost of capital and the terminal value growth rate assumptions. The weighted-average cost of capital takes into account the relative weights of each component of our capital structure (equity and long-term debt) and is determined at the reporting unit level. Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-term planning process. We then compare the estimated fair value to our carrying value. If the carrying value is in excess of the fair value, we must determine our implied fair value of goodwill to measure if any impairment charge is necessary. The determination of our implied fair value of goodwill requires the allocation of the reporting unit’s estimated fair value to the individual assets and liabilities of the reporting unit as if we had completed a business combination. We perform the allocation based on our knowledge of the reporting unit, the market in which they operate, and our overall knowledge of the hospitality industry.

The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009:

	Owned and Leased Hotels	Management and Franchising - North America	Management and Franchising - International	Other	Total
Balance as of January 1, 2009
Goodwill	$169	$33	$—	$4	$206
Accumulated impairment losses	(86)	—	—	—	(86)

Goodwill, net	83	33	—	4	120

Activity during the year
Impairment losses	(7)	—	—	—	(7)

Balance as of December 31, 2009
Goodwill	169	33	—	4	206
Accumulated impairment losses	(93)	—	—	—	(93)

Goodwill, net	$76	$33	$—	$4	$113

Activity during the year
Goodwill disposed	(11)	—	—	—	(11)

Balance as of December 31, 2010
Goodwill	158	33	—	4	195
Accumulated impairment losses	(93)	—	—	—	(93)

Goodwill, net	$65	$33	$—	$4	$102

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

The following is a summary of intangible assets at December 31, 2010 and 2009:

	December 31, 2010	Weighted Average Useful Lives	December 31, 2009
Contract acquisition costs	$150	23	$146
Acquired lease rights	130	114	147
Franchise intangibles	50	20	51
Brand intangibles	11	7	11
Other	8	14	4

	349		359
Accumulated amortization	(69)		(75)

Intangibles, net	$280		$284

Amortization expense relating to intangible assets for the years ended December 31, 2010, 2009, and 2008 was as follows:

	Years Ended December 31,
	2010	2009	2008
Amortization Expense	$14	$15	$15

We estimate amortization expense for definite lived intangibles for the years 2011 through 2015 to be:

Years Ending December 31,
2011	$12
2012	12
2013	11
2014	11
2015	10

During the fourth quarters of 2010, 2009 and 2008, we performed our annual impairment review of goodwill. Definite lived intangibles are tested for impairment whenever events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. During the years ended December 31, 2010, 2009 and 2008, we recorded the following impairment charges, which are included in asset impairments on the consolidated statements of income (loss).

	Years Ended December 31,
	2010	2009	2008
Goodwill impairment charges	$—	$7	$86
Definite lived intangible asset impairment charges	—	5	—

The goodwill impairment charge recognized in 2009 related to one hotel. The 2008 goodwill impairment charges related to the Great Eastern Hotel Holding Company’s British Pounds 53 million ($79 million) of goodwill and one other hotel. It was determined that the forecasted future earnings and cash flows of these hotels no longer supported the carrying value of goodwill because of forecasted deterioration in revenues from these hotels. The goodwill impairment charges recorded in 2009 and 2008 related to certain hotels in our owned and leased hotels segment. The $5 million definite lived intangible asset impairment charge recorded in 2009 related to the full amount of an intangible asset relating to a management agreement covering certain select service hotels in our North American management and franchising segment. During the year ended December 31, 2009, we determined events or circumstances indicated that the carrying amount of the respective definite lived intangible asset described above may not be recoverable. After comparing the projected undiscounted cash flows derived from the respective management agreement to the carrying value of the intangible asset we determined that an impairment existed. The impairment charge represents the difference between the fair value and the carrying value of the intangible asset. The fair value was estimated by utilizing discounted projected cash flows.

10.	DEBT

Debt as of December 31, 2010 and 2009 consists of the following:

	December 31, 2010	December 31, 2009
$250 million senior unsecured notes maturing in 2015—5.75%	$253	$248

$250 million senior unsecured notes maturing in 2019—6.875%	250	249

9.26% twenty-five year mortgage	53	57

Fixed rate mortgage—6.0%, collateralized by related land, buildings and improvements, and other related assets, payable in interest only installments, maturing through 2011	—	45

Fixed rate mortgage—10.07%, collateralized by related land, buildings and improvements, and other related assets, payable in monthly, principal and and interest installments, maturing through 2011	—	33

Revolving credit facility	—	—

Other (various, maturing through 2015)	2	5

Long-term debt before capital lease obligations	558	637
Capital lease obligations	213	215

Total long-term debt	771	852

Less current maturities	(57)	(12)

Total long-term debt, net of current maturities	$714	$840

Under existing agreements, maturities of debt for the next five years and thereafter are as follows:

2011	57
2012	3
2013	3
2014	191
2015	255
Thereafter	262

Total	$771

Senior Unsecured Notes—On August 10, 2009, we issued $250 million of senior unsecured notes with a coupon rate of 5.75% due August 15, 2015, at a discount price of 99.46% (the “2015 Notes”), and $250 million of senior notes with a coupon rate of 6.875% due August 15, 2019, at a discount price of 99.864% (the “2019 Notes” and together with the 2015 Notes, the “Senior Notes”). We received proceeds of approximately $498 million on the settlement date of August 14, 2009. The proceeds were used to reduce outstanding hotel loans and for general purposes. Interest on the Senior Notes is payable semi-annually on February 15 and August 15, and commenced February 15, 2010. We may redeem all or a portion of the Senior Notes at any time at 100% of the principal amount of the Senior Notes redeemed together with the accrued and unpaid interest, plus a make-whole amount, if any. The amount of any make-whole payment depends, in part, on the yield of U.S. Treasury securities with a comparable maturity to the Senior Notes at the date of redemption. In December 2009, the Company entered into three $25 million interest rate swap contracts, each of which expires on August 15, 2015 and effectively converts a total of $75 million of the 2015 Notes to floating rate debt based on three-month LIBOR plus a fixed rate component. In February 2010, we entered into another interest rate swap contract, which also expires on August 15, 2015 and effectively converts an additional $25 million of the 2015 Notes, for a total of $100 million to floating rate debt based on three-month LIBOR plus a fixed rate component. At December 31, 2010, the fixed to floating interest rate swaps were recorded within other assets for $4 million, with an offset by a fair value adjustment to the 2015 Notes of $4 million. At December 31, 2009, the fixed to floating interest rate swaps were recorded within other long-term liabilities for $1 million, with an offset by a fair value adjustment to the 2015 Notes of $1 million. See Note 12 for additional information related to the interest rate swaps.

9.26% Twenty Five Year Mortgage—As of December 31, 2010, we intend to exercise the prepayment option on our 9.26% Twenty Five Year Mortgage with an original maturity date of 2021. As a result, we expect to pay the debt balance within less than one year and therefore, $53 million in long-term debt is recorded to current maturities.

Fixed Rate Mortgage 6.0%—During 2010, a consolidated venture did not have sufficient cash flow to meet interest payment requirements under its mortgage loan. The assets and operations of the Hyatt Regency Princeton secured this mortgage loan and the debt service requirements were not guaranteed by HHC. When hotel cash flow became insufficient to service the loan, HHC notified the lender that it would not provide assistance as the estimated value of the hotel was less than the outstanding mortgage loan. The ownership interest in the Hyatt Regency Princeton transferred to the lender in a deed in lieu of foreclosure transaction in 2010. This resulted in extinguishment of $45 million of secured mortgage debt and a $35 million pre-tax gain on the settlement. See Note 8 for more information on the Hyatt Regency Princeton transaction.

Fixed Rate Mortgage 10.07%—In November 2010, we exercised the prepayment option on a 10.07% fixed rate mortgage with an outstanding balance of $31 million. The loan had a maturity date of September 30, 2011. As part of the payoff, we incurred a prepayment penalty of $1 million, resulting in a total cash payment of $32 million.

Revolving Credit Facility—On June 29, 2005, we entered into a five-year, $1 billion revolving credit facility with a group of banks, which was set to expire on June 29, 2010. In July 2009, we extended the maturity and increased the borrowing availability under this revolving credit facility to $1.5 billion. Under the terms of the extension, $370 million of credit availability matured on June 29, 2010, with the remaining availability maturing on June 29, 2012. Interest rates on outstanding borrowings are either LIBOR-based or based on an alternate base rate, with margins in each case based on our credit rating, and includes a facility fee. As of December 31, 2010, the applicable rate for a 30-day borrowing would have been LIBOR (subject to a floor of 1%) plus 2.5%, or 3.5%, inclusive of the facility fee. There was an outstanding balance of $0 on this credit facility at December 31, 2010 and 2009. At December 31, 2010 and 2009, we had entered into various letter of credit agreements for $71 million and $79 million, respectively, which reduced our available capacity under this revolving credit facility. The available line of credit on our revolving credit facility at December 31, 2010 was $1.1 billion.

The Company also has a total of $8 million and $12 million of letters of credit issued through additional banks as of December 31, 2010 and 2009, respectively.

5.84% Senior Subordinated Notes—On August 28, 2007, we issued $500 million of 5.84% senior subordinated notes due 2013 (the “2013 Notes”) to an independent third party, combined with the Subscription Agreement that required the purchaser to acquire a variable number of shares of our common stock at a future date, as specified in the Subscription Agreement, for $500 million in cash. On October 25, 2007, we issued $100 million of additional 2013 Notes to an independent third party, and that independent third party joined the Subscription Agreement, agreeing to acquire a variable number of shares of our common stock at a future date, as specified in the Subscription Agreement, for $100 million in cash. The purchasers’ obligations under the Subscription Agreements were secured by a pledge of the 2013 Notes to us.

On May 13 and May 18, 2009, we repurchased and cancelled the outstanding 2013 Notes for $600 million plus $88 million in make whole interest and early settlement premiums. Other income (loss), net includes these costs plus the write off of $5 million in deferred financing costs associated with these 2013 Notes. In addition, we received $11 million due to us under the Subscription Agreement. See Note 17 for more information related to this transaction.

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

We are in compliance with all covenants at December 31, 2010.

Fair Value—We estimated the fair value of long-term debt excluding capital lease obligations at approximately $596 million and $624 million as of December 31, 2010 and 2009, respectively. We estimated the fair value of our senior unsecured notes based on observable market data. We estimated the fair value of our mortgages, notes payable and other long-term debt instruments using discounted cash flow analysis based on current market inputs for similar types of arrangements. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value.

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

The future minimum lease payments due in each of the next five years and thereafter are as follows:

Years Ending December 31,	Operating Leases	Capital Leases
2011	$31	$16
2012	30	16
2013	31	16
2014	31	196
2015	25	1
Thereafter	354	18

Total minimum lease payments	$502	$263

Less amount representing interest		(50)

Present value of minimum lease payments		$213

Hyatt Regency Grand Cypress—On April 9, 2007, we signed a 30-year lease agreement with the owners of the Hyatt Regency Grand Cypress to lease the hotel, including the land, as well as a parcel of land adjacent to the hotel. This lease agreement includes an option, at our discretion, to purchase the hotel, including the land, and the adjacent parcel of land for $200 million in the eighth lease year or in the tenth lease year for $220 million or in the fifteenth lease year for $255 million. Separately, the lease agreement includes an option, at our discretion, to purchase the land adjacent to the hotel for $10 million at any time through the fifteenth lease year, which would reduce the option price of the hotel and land accordingly. On August 28, 2007, we exercised this option and purchased the adjacent land thereby reducing each of our option prices noted above by $10 million. This lease qualifies as a capital lease, and accordingly, we have consolidated the operating results of the hotel as of April 9, 2007. The leased assets are included in property and equipment, net, in the amount of $179 million. The lease agreement included a commitment to spend $30 million on improvements to the property within the first five years, which has been satisfied. Total minimum lease payments were calculated over the seven years of the lease term assuming that we will exercise the option to purchase the hotel and land in the eighth year. We are responsible for all operating costs related to the property, including insurance, maintenance, and taxes.

Hyatt Center—We leased our corporate office space at the Hyatt Center in Chicago, Illinois, from a related party until December 20, 2010, when the building was sold to a third party. Under our master lease for Hyatt Center, we have entered into sublease agreements with certain related parties. The total minimum rentals to be received in the future under these non-cancelable operating subleases as of December 31, 2010, are $19 million through 2020.

A summary of rent expense from continuing operations for all operating leases is as follows:

	2010	2009	2008
Minimum rentals	$25	$29	$23
Contingent rentals	33	29	56

Total	$58	$58	$79

The Company leases retail space at its owned hotel locations under operating leases. The future minimum lease receipts scheduled to be received in each of the next five years and thereafter are as follows:

Years Ending December 31,	Amount
2011	$23
2012	20
2013	19
2014	11
2015	7
Thereafter	22

Total minimum lease receipts	$102

12.	DERIVATIVE INSTRUMENTS

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

All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered, we designate the derivative as one of the following: a hedge of a forecasted transaction or the variability of cash flows to be paid (cash flow hedge), a hedge of the fair value of a recognized asset or liability (fair value hedge), or an undesignated hedge instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income on the consolidated balance sheets until they are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged on the statement of cash flows. Cash flows from undesignated derivative financial instruments are included in the investing category on the statements of cash flows.

At the designation date, we formally document all relationships between hedging activities, including the risk management objective and strategy for undertaking various hedge transactions. This process includes matching all derivatives that are designated as cash flow hedges to specific forecasted transactions and linking all derivatives designated as fair value hedges to specific assets and liabilities on the consolidated balance sheets.

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

In December 2009, we entered into three $25 million interest rate swap contracts, each of which expires on August 15, 2015 and effectively converted a total of $75 million of the $250 million of senior unsecured notes issued on August 10, 2009 with a maturity date of August 15, 2015 to floating rate debt based on three-month LIBOR plus a fixed rate component. In February 2010, we entered into another interest rate swap contract, which also expires on August 15, 2015 and effectively converts an additional $25 million of the 2015 Notes, for a total of $100 million, to floating rate debt based on three-month LIBOR plus a fixed rate component. The fixed rate component of each swap varies by contract, ranging from 2.68% to 2.9675%. The fixed to floating interest rate swaps were designated as a fair value hedge as their objective is to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as fair value hedges at inception and at December 31, 2010 and 2009 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes. At December 31, 2010, the fixed to floating interest rate swaps were recorded within other assets at a value of $4 million, offset by a fair value adjustment to long-term debt of $4 million. At December 31, 2009, the fixed to floating interest rate swaps were recorded within other long-term liabilities at a value of $1 million, offset by a fair value adjustment to long-term debt of $1 million.

On November 30, 2007, we assumed debt as part of our purchase of the remaining interest in the Great Eastern Hotel Holding Company. The debt included a primary loan and a subordinated loan, totaling GBP 109 million ($177 million), both maturing on March 13, 2011. As part of the acquisition, the Company also assumed an interest rate swap that converted this variable rate exposure to a fixed rate. The swap was designated as a cash flow hedge in November 2008 and was highly effective in offsetting fluctuations in GBP LIBOR rates until the related debt was paid off in full in September 2009. Changes in the fair value relating to the effective portion of the swap were recorded in accumulated other comprehensive loss and the corresponding fair value payables were included in other long-term liabilities in our consolidated balance sheets. In connection with the payoff of the related debt, the Company settled the interest rate swap. As a result of this settlement, we immediately reclassified a loss of $3 million ($2 million, net of tax) from accumulated other comprehensive loss to interest expense on the consolidated statements of income (loss) as the original forecasted transaction will not occur. Prior to the hedge designation date, the swap was marked to market through earnings.

We had two other interest rate swaps that were not designated as hedges, and therefore were marked-to-market each period through earnings. These derivatives were held as economic hedges to convert variable interest rate exposures to fixed rates. The balance sheet classification for the fair value of these interest rate swaps was to other assets for unrealized gains and to other long-term liabilities for unrealized losses. In connection with the payoff of our Euro denominated loans in August 2009, we settled one of these swaps for $2 million. As a result of the settlement, we recognized an insignificant loss in other income (loss), net. The other outstanding interest rate swap agreement was for a notional amount less than $1 million and matured during the year ended December 31, 2010.

Foreign Currency Exchange Rate Instruments—We transact business in various foreign currencies and utilize foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Our strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany loans and other intercompany transactions. Our foreign currency forward contracts generally settle within 12 months. We do not use these forward contracts for trading purposes. We do not designate these forward contracts as hedging instruments. Accordingly, we record the fair value of these contracts as of the end of our reporting period to our consolidated balance sheets with changes in fair value recorded in our consolidated statements of income (loss) within other income (loss), net for both realized and unrealized gains and losses. The balance sheet classification for the fair values of these forward contracts is to prepaids and other assets for unrealized gains and to accrued expenses for unrealized losses.

The U.S. dollar equivalent of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany loans, with terms of less than one year, is as follows (in US dollars):

	December 31, 2010	December 31, 2009
Pound Sterling	$66	$170
Swiss Franc	47	164
Korean Won	43	49
Euro	19	90
Australian Dollar	1	—
Japanese Yen	—	3

Total Notional Amount of Forward Contracts	$176	$476

Certain energy contracts at our hotel facilities include derivatives. However, we qualify for and have elected the normal purchases or sales exemption for these derivatives.

The effects of derivative instruments on our consolidated financial statements were as follows as of December 31, 2010 and 2009 and for the years ended December 31, 2010 and 2009:

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31, 2010	December 31, 2009	Balance Sheet Location	December 31, 2010	December 31, 2009
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$4	$—	Other long-term liabilities	$—	$1
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Prepaids and other assets	—	8	Accrued expenses	4	2

Total derivatives		$4	$8		$4	$3

Effect of Derivative Instruments on Income and Other Comprehensive Income (Loss)

		Years Ended December 31,
	Location of Gain (Loss)	2010	2009
Fair value hedges:
Interest rate swaps
Gains (losses) on derivatives	Other income (loss), net*	$5	$—
Gains (losses) on borrowings	Other income (loss), net*	(5)	—

		Years Ended December 31,
	Location of Gain (Loss)	2010	2009
Cash flow hedges:
Interest rate swaps
Amount of gain (loss) recognized in accumulated other comprehensive loss on derivative (effective portion)	Accumulated other comprehensive loss	$—	$—
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income (effective portion)	Interest expense	—	3
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Other income (loss), net**	—	—

		Years Ended December 31,
	Location of Gain (Loss)	2010	2009
Derivatives not designated as hedges:
Foreign currency forward contracts	Other income (loss), net	$5	$4

*	For the year ended December 31, 2010 there was an insignificant loss recognized in income related to the ineffective portion of these hedges. No amounts were excluded from the assessment of hedge effectiveness for the year ended December 31, 2010.
**	For the year ended December 31, 2009 there was an insignificant gain recognized in income related to the ineffective portion of these hedges. No amounts were excluded from the assessment of hedge effectiveness for the year ended December 31, 2009.

13.	EMPLOYEE BENEFIT PLANS

Defined Benefit Plans—We sponsor supplemental executive retirement plans consisting of funded and unfunded defined benefit plans for certain executives. Retirement benefits are based primarily on the employees’ salary, as defined, and are payable upon achievement of certain service requirements as defined by the plans.

On October 31, 2008, we merged our foreign funded and domestic unfunded defined benefit plans for active participants into our deferred compensation plans, either the Amended and Restated Hyatt Corporation Deferred Compensation Plan (“DCP”) or the Hyatt International Hotels Retirement Plan (commonly known as the Field Retirement Plan) (“FRP”). The merger was effected by contributing an amount based on the value of each active participant’s benefits based on services rendered to-date. As a result, for the year ended December 31, 2008, we recorded a net settlement charge of $21 million to selling, general and administrative expenses.

The following tables show the change in benefit obligation and the change in fair value of plan assets and the impact of the plan merger as of December 31, 2010 and 2009 (the measurement dates), for the unfunded U.S. plan:

	2010	2009
Change in benefit obligation:
Benefit obligation—beginning of year	$18	$17
Interest cost	1	1
Actuarial (gains) loss	1	1
Benefits paid	(1)	(1)

Benefit obligation—end of year	$19	$18

Change in plan assets:
Fair value of plan assets—beginning of year	$—	$—
Actual return on plan assets	—	—
Benefits paid	—	—
Employer contributions	—	—

Fair value of plan assets—end of year	$—	$—

Funded status at end of year	$(19)	$(18)

Accumulated benefit obligation	$19	$18

Amounts recognized in the consolidated balance sheets as of December 31, 2010 and 2009:

	2010	2009
Accrued current benefit liability	$(1)	$(1)
Accrued long-term benefit liability	(18)	(17)

Funded status	$(19)	$(18)

Amounts recognized in accumulated other comprehensive loss of the domestic unfunded defined benefit plan at December 31, 2010 and 2009, consist entirely of unrecognized net losses of $7 million and $6 million, respectively.

There are estimated to be immaterial amounts of unrecognized net losses that will be amortized into net periodic benefit cost over the next fiscal year.

The net periodic pension cost for the unfunded U.S. plan and the funded foreign plan for the three years ended December 31, 2010, 2009, and 2008, is as follows:

	Unfunded US Plan			Funded Foreign Plan
	2010	2009	2008	2010	2009	2008
Service cost	$—	$—	$1	$—	$—	$—
Interest cost	—	1	2	—	—	2
Expected return on plan assets	—	—	—	—	—	—
Amortization of transition obligation	—	—	—	—	—	—

Amortization of prior service cost	—	—	—	—	—	—
Amortization of net loss	—	—	—	—	—	1
Reduction in benefit obligation	—	—	—	—	—	—
Special termination benefits	—	—	—	—	—	—

Net periodic pension cost	$—	$1	$3	$—	$—	$3

Settlement losses	$—	$—	$—	$—	$—	$5
Curtailment (gain)	—	—	(4)	—	—	(19)
Settlement loss related to plan merger	—	—	5	—	—	39

Net pension cost	$—	$1	$4	$—	$—	$28

Other comprehensive loss (gain)—net of income tax	$—	$1	$2	$—	$—	$(16)

The weighted average assumptions used in the measurement of our benefit obligation as of December 31, 2010 and 2009 (the measurement dates), for the unfunded U.S. plan are as follows:

	2010	2009
Discount rate	5.10%	5.60%

The weighted average assumptions used in the measurement of our net cost as of December 31, 2010 and 2009 (the measurement dates), for the unfunded U.S. plan are as follows:

	2010	2009	2008
Discount rate	5.60%	6.25%	6.35%
Rate of compensation increase	—	—	6.25%

As of December 31, 2010, the benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter, are disclosed below. The expected benefits are estimated based on the same assumptions used to measure our benefit obligation at the end of the year and include benefits attributable to estimated future employee service as follows:

Year Ending December 31,
2011	$2
2012	2
2013	1
2014	1
2015	1
2016—2020	6

Total	$13

Defined Contribution Plans—We provide retirement benefits to certain qualified employees under the Retirement Savings Plan (a qualified plan under Internal Revenue Code Section 401(k)), the Field Retirement Plan (a nonqualified plan), and other similar plans. We record expenses related to the Retirement Savings Plan based on a percentage of qualified employee contributions on stipulated amounts; a substantial portion of these contributions are included in the “Other revenues from managed properties” and “Other costs from managed properties” lines in the consolidated statements of income (loss) as the costs of these programs are largely related to employees located at lodging properties managed by us and are therefore paid for by the property owners. Refer to the table below for costs related to these plans.

Deferred Compensation Plans—Historically, we have provided nonqualified deferred compensation for certain employees through several different plans. These plans were funded through contributions to rabbi trusts. In 2010 these plans were consolidated into the one DCP. Contributions and investment elections are determined by the employees. The Company also provides contributions according to a preapproved formula. A portion of these contributions relate to hotel property level employees, which are reimbursable to us and are included in the “Other revenues from managed properties” and “Other costs from managed properties” lines in the consolidated statements of income (loss). As of December 31, 2010 and 2009, the plans are fully funded in rabbi trusts. The assets of the plans are primarily invested in mutual funds, which are recorded in other assets in the consolidated balance sheets (see Note 4). The related deferred compensation liability is recorded in other long-term liabilities (see Note 14). Refer to the table below for costs related to these plans.

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

	Years Ended December 31,
	2010	2009	2008
Defined benefit plan	$—	$1	$32
Defined contribution plans	32	28	30
Deferred compensation plans	4	4	4
Deferred incentive compensation plans	1	2	4

Employee Stock Purchase Program—On June 9, 2010 the Company’s stockholders approved the Hyatt Hotels Corporation Employee Stock Purchase Program (“ESPP”), which is designed to qualify under Section 423 of the Internal Revenue Code. The ESPP provides eligible employees with the opportunity to purchase shares of the Company’s common stock on a quarterly basis through payroll deductions at a price equal to 95% of the fair market value on the last trading day of each quarter. Enrollment occurs prior to the commencement of the quarter with elections being deducted from payroll during the quarter and the actual purchase of stock is completed subsequent to the quarter close. There are 1,000,000 shares reserved for issuance under the ESPP which has been deemed to be non-compensatory. Approximately 16,000 shares were issued under the ESPP during 2010.

14.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2010 and 2009, consist of the following:

	December 31, 2010	December 31, 2009
Deferred compensation plans (see Note 13)	$244	$192
Hyatt Gold Passport Fund (see Note 2 and 4)	226	243
Other accrued income taxes (see Note 15)	141	128
Deferred gains on sale of hotel properties	45	30
Deferred income taxes (see Note 15)	20	30
Defined benefit plans (see Note 13)	18	17
Deferred incentive compensation plans (see Note 13)	9	34
Other	99	106

Total	$802	$780

15.	INCOME TAXES

Our tax provision includes federal, state, local, and foreign income taxes payable. The domestic and foreign components of income (loss) before income taxes for the three years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
U.S. income (loss) before tax	$(38)	$(148)	$200
Foreign income before tax	126	97	5

Income (loss) before income taxes	$88	$(51)	$205

The provision (benefit) for income taxes from continuing operations for the three years ended December 31, 2010, 2009 and 2008 is comprised of the following:

	2010	2009	2008
Current:
Federal	$2	$(120)	$46
State	(1)	2	6
Foreign	44	37	32

Total Current	$45	$(81)	$84

Deferred:
Federal	$3	$82	$11
State	6	(3)	1
Foreign	(17)	(6)	(6)

Total Deferred	$(8)	$73	$6

Total	$37	$(8)	$90

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate from continuing operations reported in the financial statements:

	2010	2009	2008
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal tax benefit	2.0	3.8	0.6
Foreign and U.S. tax effects attributable to foreign operations	(6.6)	65.0	(4.2)
Tax contingencies	12.2	(20.7)	0.8
Change in valuation allowances	(4.0)	(59.2)	(0.4)
Nondeductible asset impairments	—	—	13.4
General business credits	(2.7)	3.9	(1.3)
Equity based compensation	7.0	—	—
Other	(0.9)	(11.2)	0.1

Effective income tax rate	42.0%	16.6%	44.0%

For years 2010 and 2009, the mix of U.S. operating losses with earnings from our foreign-based operations impacted the effective tax rate. The other significant items affecting the tax rate in 2010 relate to an increase in tax contingencies of $11 million and charges for nondeductible equity based compensation of $6 million. This was partially offset by a reduction in our valuation allowances totaling $4 million.

For 2009, the benefits from net operating losses in foreign jurisdictions were offset by increases in valuation allowances. In addition, tax contingencies increased by $11 million during the year. The Other amount includes approximately $4 million related to changes in deferred taxes. The effective income tax rate was also restated from 18.2 percent to 16.6 percent to reflect the impact of discontinued operations.

For 2008, the change in valuation allowance primarily consists of a decrease in valuation allowance related to the settlement of an issue with the Internal Revenue Service (“IRS”) for $14 million partially offset by an increase in valuation allowance for foreign net operating losses of $9 million incurred in 2008. The other significant items affecting the tax rate in 2008 relate to the impairment of goodwill that is not deductible for tax purposes and a tax benefit resulting from a change in estimate from previously filed state returns.

The components of net deferred tax asset from continuing operations at December 31, 2010 and 2009 is comprised of the following:

	2010	2009
Employee benefits	$129	$127
Foreign and state net operating losses	108	107
Nonconsolidated investments	64	42
Allowance for uncollectible assets	28	31
Intangibles	21	25
Future deductions pursuant to IRS settlement	18	22
Interest and state benefits	21	20
Unrealized investment losses	2	4
Other	60	52
Valuation allowance	(96)	(100)

Total deferred tax asset	$355	$330

Deferred tax liabilities related to:
Installment sales	$(17)	$(23)
Property and equipment	(195)	(182)
Nonconsolidated investments	(25)	(24)
Unrealized investment gains	(5)	—
Prepaid expenses	(11)	(9)
Other	(31)	(25)

Total deferred tax liability	$(284)	$(263)

Net deferred tax asset	$71	$67

Recognized in the balance sheet as:
Deferred tax assets—current	$29	$23
Deferred tax assets—noncurrent	62	74
Deferred tax liabilities—noncurrent	(20)	(30)

Total	$71	$67

Deferred tax assets related to nonconsolidated joint venture investments increased primarily due to impairments of $23 million that were recorded against certain holdings. This was offset by an increase of $8 million in deferred tax liabilities related to property and equipment from hotel asset sales during the year.

As of December 31, 2010, we have determined that undistributed net earnings of $203 million of certain foreign subsidiaries would be indefinitely reinvested in operations outside the United States. These earnings could become subject to additional taxes if remitted as dividends, loaned to a U.S. affiliate, or if we sold our interest in the affiliates; the resulting U.S. income tax liabilities could be offset, in whole or in part, by credits allowable for taxes paid to foreign jurisdictions. The actual tax costs would depend on the income tax laws and circumstances at the time of the realization events; determination of the potential net liability is not practicable due to the complexities of the hypothetical calculation. We continue to provide deferred taxes, as required, on the undistributed earnings of foreign subsidiaries and unconsolidated affiliates that are not indefinitely reinvested in operations outside the United States.

As of December 31, 2010, we have $108 million of future tax benefits related to state and foreign net operating losses. Some of these operating losses will begin to expire in 2011 and continue through 2030; however, a number of these operating losses have no expiration date and may be carried forward indefinitely.

A valuation allowance of $89 million has been established for the net operating loss benefits, as we believe it is more likely than not that we will be unable to utilize these operating loss carry forwards. A valuation allowance has also been established against other foreign assets that are not expected to be realized. We evaluated all available evidence about future taxable income and other possible sources of realization of deferred tax assets to determine whether a valuation allowance is necessary to reduce our deferred tax assets to an amount that represents our best estimate of the amount of deferred tax assets that will be realized.

Total unrecognized tax benefits as of December 31, 2010, 2009 and 2008 were $89 million, $83 million, and $87 million respectively, of which $50 million, $49 million, and $62 million respectively, would impact the effective tax rate if recognized. It is reasonably possible that a reduction of up to $16 million of unrecognized tax benefits could occur within twelve months resulting from the resolution of audit examinations and the expiration of certain tax statutes of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008
Unrecognized tax benefits—beginning balance	$83	$87	$86
Total increases—current period tax positions	5	5	3
Total increases—prior period tax positions	4	5	13
Settlements	(3)	(14)	(15)
Lapse of statute of limitations	—	—	—

Unrecognized tax benefits—ending balance	$89	$83	$87

During 2010, we paid $3 million to settle certain state and foreign tax issues and related interest and penalties related to tax years 2003 through 2009.

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

In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total gross accrued interest and penalties were $75 million, $65 million and $58 million as of December 31, 2010, 2009 and 2008, respectively, of which $10 million, $16 million and $8 million was recognized as a component of income tax expense during the year ended December 31, 2010, 2009 and 2008, respectively.

Our 2008, 2007, 2006 and 2005 federal income tax returns are currently under IRS examination. The statute of limitations for the following federal income tax returns are still open: the Former Parent for the taxable years ended January 31, 2001 and 2003, and December 31, 2003 and 2004; Hyatt Corporation for the short-period ended December 31, 2004; AIC Holding Co. for the taxable years ended December 31, 2003 and 2004 and us for the taxable year ended December 31, 2004. We have protested certain adjustments proposed by the IRS related to those taxable years, and the issues are currently under review by the Appeals Office.

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

During 2010, we made deposits totaling $3 million for tax to the State of Illinois under its Tax Amnesty program for tax related issues that are currently in Appeals regarding the 2003, 2004 and 2005 years. This amount includes $2 million paid by the Former Parent for the Company’s share of tax that would be due under a tax separation agreement for years 2003 and 2004. We also recorded tax receivables totaling $20 million for tax and accrued interest due from the IRS for claims that accelerate certain costs that were previously capitalized in the 2008 tax year.

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

In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:

Guarantees and Commitments—As of December 31, 2010, we are committed, under certain conditions, to loan or invest up to $466 million, net of any related letters of credit, in various business ventures.

Included in the $466 million in commitments is our share of a recently formed hospitality venture’s commitment to purchase a hotel within a to-be constructed building in New York City for a total purchase price of $375 million. The hospitality venture will be funded upon the purchase of the hotel and our share of the purchase price commitment is 66.67%. In accordance with the purchase agreement, we have agreed to fund a letter of credit as security towards this future purchase obligation. As of December 31, 2010, the letter of credit is valued at $5 million. The agreement stipulates that subsequent increases in the value of the letter of credit to $10 million and $50 million as well as the purchase of the completed property are each contingent upon the completion of certain contractual milestones. The $5 million funded letter of credit is included as part of our total letters of credit outstanding at December 31, 2010 and therefore netted against our future commitments amount disclosed above. For further discussion see the “Letters of Credit” section of this footnote listed below.

Also included in the $466 million listed above is our commitment to invest in a joint venture in order to develop, own and operate a hotel property in the State of Hawaii. Contingent upon the amount of debt financing placed within the joint venture, the maximum remaining commitment under the agreement at December 31, 2010 is $123 million.

Certain of our hotel lease or management agreements contain performance tests that stipulate certain minimum levels of operating performance. These performance test clauses provide us the option to fund a shortfall in profit performance. If we choose not to fund the shortfall the hotel owner has the option to terminate the management contract. As of December 31, 2010, an insignificant amount was recorded in accrued expenses related to these performance test clauses.

Additionally, from time to time we may guarantee certain of our hotel owners certain levels of hotel profitability based on various metrics. We have management agreements where we are required to make payments based on specified thresholds. During 2010, we recorded a $6 million charge under one of these agreements. Under a separate agreement, we had $6 million accrued as of December 31, 2010. The remaining maximum potential payments related to these agreements are $38 million.

We have entered into various loan, lease, completion, and repayment guarantees related to investments held in hotel operations. The maximum exposure under these agreements as of December 31, 2010 is $22 million. For certain repayment guarantees related to our joint venture properties, the Company has agreements with its partners that require each partner to pay a pro-rata portion of the guarantee based on each partner’s ownership percentage. Assuming the successful enforcement of these agreements, our maximum exposure under the various agreements described above as of December 31, 2010 would be $18 million.

Surety Bonds—Surety bonds issued on our behalf totaled $21 million at December 31, 2010, and primarily relate to workers’ compensation, taxes, licenses, and utilities related to our lodging operations.

Letters of Credit—Letters of credit outstanding on our behalf as of December 31, 2010, totaled $79 million, the majority of which relate to our ongoing operations. Of the $79 million letters of credit outstanding, $71 million reduces the available capacity under the revolving credit facility (see Note 10).

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

We are subject from time to time to various claims and contingencies related to lawsuits, taxes, and environmental matters, as well as commitments under contractual obligations. Many of these claims are covered under the current insurance programs, subject to deductibles. For those matters not covered by insurance we reasonably recognize a liability associated with such commitments and contingencies when a loss is probable and reasonably estimable. Although the ultimate liability for these matters cannot be determined at this point, based on information currently available we do not expect that the ultimate resolution of such claims and litigation will have a material adverse effect on our consolidated financial statements.

17.	STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Comprehensive Loss—Comprehensive loss primarily relates to reported earnings (losses), foreign currency translation, changes in unrecognized pension cost and changes in the value of the effective portion of cash flow hedges.

The following table summarizes components of accumulated other comprehensive loss at December 31, 2010, 2009, and 2008:

	December 31,	December 31,	December 31,
	2010	2009	2008
Foreign currency translation adjustments, net of income taxes of $(10) million, $(9) million, and $8 million in 2010, 2009 and 2008, respectively	$(33)	$(48)	$(54)
Unrecognized pension cost, net of income taxes of $3 million, $3 million and $2 million in 2010, 2009 and 2008, respectively	(5)	(5)	(4)
Unrealized loss on hedge activity net of income taxes of $-, $- and $1 million in 2010, 2009 and 2008, respectively	—	—	(2)

Total accumulated other comprehensive loss	$(38)	$(53)	$(60)

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

At December 31, 2010, Pritzker family business interests beneficially owned, in the aggregate, approximately 80.6% of our Class B common stock, representing approximately 60% of the outstanding shares of our common stock and approximately 77.9% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests are able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors and other significant corporate transactions. While the voting agreements are in effect, they may provide our board of directors with effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. Pursuant to the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, the Pritzker family business interests have agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock. Pursuant to the Amended and Restated Agreement Relating to Stock, certain Pritzker family business interests have agreed to further restrict their ability to transfer shares of our common stock. In addition, other stockholders, including entities affiliated with Goldman, Sachs & Co. and Madrone GHC, LLC, beneficially own, in the aggregate, approximately 19.4% of our outstanding Class B common stock, representing approximately 14.4% of the outstanding shares of our common stock and approximately 18.8% of the total voting power of our outstanding common stock. Pursuant to the 2007 Stockholders’ Agreement, these entities have also agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock.

On May 14, 2009, the Company sold 29,195,199 shares of HHC common stock at $26 per share in exchange for $755 million in cash, net of $4 million in transaction costs through a private placement to certain of our existing investors and their affiliates.

Treasury Stock—During 2010, certain participants in the Deferred Compensation Plan had a one-time option to use their designated assets to purchase shares of our Class A common stock. As a result, 30,805 shares of Class A common stock issued out of treasury stock shares for an aggregate purchase price of $1 million.

During December 2009, we withheld 67,078 shares of common stock for a total of $2 million from employees to satisfy statutory minimum tax-withholding requirements in connection with the vesting of restricted stock and the issuance of stock to employees. See Note 18.

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

Senior Subordinated Notes and Stock Subscription Agreement—On August 28, 2007, we issued $500 million of 5.84% senior subordinated notes due 2013 (“2013 Notes”) to an independent third party. At the same time, we entered into a stock subscription agreement (the “Subscription Agreement”) with that independent third party, which required such third party to acquire a variable number of shares of the Company’s common stock at a future date, as specified in the Subscription Agreement, for a total of $500 million in cash. This independent third party also received a seat on our board of directors. On October 25, 2007, we issued $100 million of additional 2013 Notes to, and executed an amendment to the Subscription Agreement with, a second independent third party that required such independent third party to acquire a variable number of shares of our common stock at a future date, as specified in the Subscription Agreement, for a total of $100 million in cash. On May 13 and May 18, 2009, HHC repurchased and cancelled the outstanding 2013 Notes for $600 million plus $88 million in make whole interest and early settlement premiums. Other income (loss), net includes these costs plus the write off of $5 million in deferred financing costs associated with these 2013 Notes.

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

Preferred Stock—On August 28, 2007, we issued 100,000 shares of newly designated stock (“Convertible Preferred Stock”) for $500 million to an independent third party investor. The Convertible Preferred Stock was convertible into approximately 8,140,671 shares of our common stock. The holder of the stock also received a seat on our board of directors. Conversion was at the option of the holder. The Convertible Preferred Stock participated in dividends and distributions equivalent to our common stock on an if-converted basis. In addition, the Convertible Preferred Stock also participated in any liquidation, dissolution, or winding up on an equivalent basis as the common stock. The Convertible Preferred Stock was non-voting. The Convertible Preferred Stock could have been sold or transferred only in accordance with the terms of the Stockholders’ Agreement. Pursuant to the Stockholders’ Agreement, the Company had the right but not the obligation to acquire the stock from any selling stockholder. In addition, the holder of the Convertible Preferred Stock could have requested that we register for issuance any of its common stock, subject to certain limitations. On May 14, 2009, the investor elected to convert its 100,000 shares of Series A Convertible Preferred Stock to 8,140,671 shares of our HHC common stock.

18.	STOCK-BASED COMPENSATION

As part of our Long-Term Incentive Plan, we award Stock Appreciation Rights (“SARs”) and Restricted Stock Units (“RSUs”) to certain employees. Compensation expense and unearned compensation figures within this note exclude amounts related to employees of our managed hotels as this expense has been and will continue to be reimbursed by our third party hotel owners. Compensation expense related to these plans for the years ended December 31, 2010, 2009, and 2008 was as follows:

	Years Ended December 31,
	2010	2009	2008
Stock appreciation rights	$11	$9	$8
Restricted stock units	8	7	4

The income tax benefit related to these plans for the years ended December 31, 2010, 2009, and 2008 was as follows:

	Years Ended December 31,
	2010	2009	2008
Stock appreciation rights	$4	$4	$3
Restricted stock units	3	3	1

Stock Appreciation Rights—Each vested SAR gives the holder the right to the difference between the value of one share of our Class A common stock at the exercise date and the value of one share of our Class A common stock at the grant date. Vested SARs can be exercised over their life as determined by the plan. All SARs have a 10-year contractual term. The SARs are settled in shares of our Class A common stock and are accounted for as equity instruments.

The following table sets forth a summary of the SAR activity in 2010, 2009 and 2008:

Grant Date	SARs Granted	Per SAR Value	Vesting Period	Vesting Start Month
May 2010	338,326	$19.84	25% annually	May 2011
March 2010	386,834	15.93	25% annually	March 2011
October 2009	61,121	13.60	25% annually	August 2010
May 2009	492,210	14.40	25% annually	April 2010
May 2008	284,637	26.00	25% annually	April 2009

The weighted average grant date fair value for the awards granted in 2010, 2009, and 2008 was $17.75, $14.31, and $26.00, respectively.

The fair value of each SAR was estimated based on the date of grant using the Black-Scholes-Merton option-valuation model with the following weighted-average assumptions:

	2010	2009	2008
Exercise Price	$36.78	$26.34	$58.18
Expected Life in Years	6.251	6.193	6.208
Risk-free Interest Rate	2.72%	2.44%	3.36%
Expected Volatility	45.95%	55.20%	40.00%
Annual Dividend Yield	0%	0%	0%

We used an estimated forfeiture rate of 0% because only a small group of executives received these grants and we have limited historical data on which to base these estimates. We record the compensation expense earned for SARs on a straight-line basis from the date of grant. The exercise price of these SARs was the fair value of our common stock at the grant date, based on a valuation of the Company, or the closing share price on the date of grant for all 2010 grants. Due to a lack of historical exercise information the expected life was estimated based on the midpoint between the vesting period and the contractual life of each SAR, per guidance from the SEC’s Staff Accounting Bulletin No. 107 and No. 110. The risk-free interest rate was based on U.S. Treasury instruments with similar expected life. The expected volatility was estimated using the average implied volatility of exchange-traded options of our major publicly traded competitors. As of the fourth quarter of 2009, the Company changed its methodology for calculating expected volatility from using the average implied volatility to using the average historical volatility of our peer group over a time period consistent with our expected term assumption.

A summary of employee SAR activity as of December 31, 2010, and changes during 2010 are presented below:

	SAR Units	Weighted Average Exercise Price (in whole dollars)	Weighted Average Contractual Term
Outstanding at December 31, 2009:	1,863,887	$48.83	8.06
Granted	725,160	36.78	9.26
Exercised	15,547	26.00	8.37
Forfeited or cancelled	19,350	33.32	8.59

Outstanding at December 31, 2010:	2,554,150	$45.25	7.67
Exercisable as of December 31, 2010:	1,237,500	$54.90	6.56

The total intrinsic value of SARs outstanding at December 31, 2010 was $17 million and the total intrinsic value for exercisable SARs was $2 million as of December 31, 2010.

Restricted Stock Units—Vested RSUs will be settled with a single share of our Class A common stock with the exception of an insignificant portion of the May 2010 award which will be settled in cash. The value of the RSUs was based on the closing stock price of our Class A common as of the grant date.

The following table sets forth a summary of the employee RSU activity in 2010, 2009 and 2008:

Grant Date	RSUs	Value	Total Value (in millions)	Vesting Period
September 2010	20,707	$39.84	$1	4 years
May 2010	466,223	$40.96	$19	4 years
March 2010	102,252	$33.12	$3	4 years
December 2009	7,500	$30.09	$—	4 years
October 2009	28,565	$29.10	$1	4 years
May 2009	160,378	$26.00	$4	Immediately to 11 years
May 2009	116,344	$26.00	$3	4 years
September 2008	20,335	$58.18	$1	4 years & 10 years
May 2008	206,007	$58.18	$12	4 years

During the years ended December 31, 2010 and 2008, 5,003 RSUs from the May 2009 grant and 14,147 RSUs from the May 2008 grant, respectively were forfeited. The Company reversed compensation expense associated with the unvested, forfeited awards.

We record compensation expense earned for RSUs on a straight-line basis from the date of grant using an expected forfeiture rate of 5%. In certain situations we also grant cash-settled RSUs which are recorded as a liability instrument. The liability and related expense for granted cash-settled RSU’s are insignificant as of and for the period ended December 31, 2010.

A summary of the status of the non-vested employee restricted stock unit awards outstanding under the plan as of December 31, 2010 is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value (in whole dollars)
Nonvested at December 31, 2009:	482,293	$38.69
Granted	589,182	39.56
Vested	96,937	43.50
Forfeited or cancelled	5,003	40.96

Nonvested at December 31, 2010:	969,535	$38.71

As of December 31, 2010 the total intrinsic value of RSUs that vested in 2010 is $4 million. The total intrinsic value of nonvested RSUs as of December 31, 2010 was $44 million.

Our total unearned compensation for our stock-based compensation programs as of December 31, 2010 was $18 million for SARs and $25 million for RSUs, which will be recorded to compensation expense over the next ten years as follows:

	2011	2012	2013	2014	2015+	Total
SARs	$7	$6	$4	$1	$—	$18
RSUs	9	7	6	2	1	25

Total	$16	$13	$10	$3	$1	$43

Other—In December 2009, we issued 65,494 shares of Series A common stock to certain employees. The shares are fully vested and no future service is required. As a result of the issuance, we recorded $2 million of compensation expense. The shares issued are net of 28,006 shares withheld to meet minimum statutory tax withholding requirements. Additionally, in December 2009 we issued 65,928 shares of series A common stock related to the vesting of RSUs. The shares issued are net of 39,072 shares withheld to meet the statutory tax withholding requirements. See Note 17.

19.	RELATED-PARTY TRANSACTIONS

In addition to those included elsewhere in the notes to the consolidated financial statements, related-party transactions entered into by us are summarized as follows:

Investments —We are an investor in certain real estate partnerships that are managed by an affiliate. Generally, we are entitled to a preferred return on these investments, and we retain a small residual ownership interest after our preferred capital balance is repaid. While the carrying value of these cost method investments at December 31, 2010 and 2009 is zero, we received distributions from the sale of underlying investments during the years ended December 31, 2010, 2009, and 2008 of $0, $21 million and $0, respectively. The distributions are included in other income (loss), net in our consolidated statements of income (loss).

In addition, we own a 5% limited partnership interest and limited liability company interests in three privately held investment entities, which invest in life science technology companies and are managed by an affiliate. While the carrying value of these cost method investments at December 31, 2010 and 2009 is zero, we received distributions during the years ended December 31, 2010, 2009, and 2008 of $0, $1 million, and $184 million, respectively, of which $122 million represented a return of capital in 2008. The distribution in 2008 was a result of the sale of one of the underlying investments. These distributions are included in other income (loss), net in our consolidated statements of income (loss).

Leases —Our corporate headquarters have been located at the Hyatt Center in Chicago, Illinois since 2005. The Hyatt Center was owned by a related party until December 20, 2010, when it was sold to a third party. A subsidiary of Hyatt Hotels Corporation holds a master lease for a portion of this building and has entered into sublease agreements with certain related parties. The gross future operating lease payments for the entire term of this lease, ending February 29, 2020, is $101 million. Future sublease income for this space from related parties is $19 million. We recorded, in selling, general and administrative expenses, $9 million, $9 million and $11 million in 2010, 2009, and 2008, respectively, for rent, taxes and our share of operating expenses and shared facility costs under the lease. As of December 31, 2010 and 2009, the Company had recorded prepaid rent of $1 million and $1 million, respectively.

Property and Equipment—Through June 2009, a related party provided services for the operation and maintenance of our aircraft. We are charged for the cost of operating the aircraft. Subsequent to June 2009, we entered into an agreement with an unrelated third party to provide the operation and maintenance of our aircraft. However, the flight crew continues to be employed by a related party. Additionally, we have a timesharing agreement with certain affiliates whereby the participating entities have use of a shared aircraft pool. Under the timeshare agreements, we are charged for its use of other aircrafts subject to the timeshare agreement and charges out the use of its aircraft by the participating entities. We recorded expenses of $0, $2 million, and $4 million for the years ended December 31, 2010, 2009, and 2008, respectively, associated with these aircraft operating and maintenance services, which are included in selling, general and administrative expenses. As of December 31, 2010 and December 31, 2009, we had insignificant payables due to the related party service provider.

Legal Services—A partner in a law firm that provided services to us throughout years 2010, 2009, and 2008 is the brother-in-law of our Executive Chairman. We incurred legal fees with this firm of $4 million, $9 million, and $6 million, for the years ended December 31, 2010, 2009, and 2008, respectively. Legal fees when expensed are included in selling, general and administrative expenses. As of December 31, 2010 and 2009, we had insignificant amounts, respectively, due to the law firm.

Gaming—We have a Gaming Space Lease Agreement with HCC Corporation (“HCC”), a related party, in relation to the Hyatt Regency Lake Tahoe Resort, Spa and Casino. In 2010, 2009, and 2008, we received $1 million, $1 million, and $4 million, respectively, under this lease.

Also related to the Hyatt Regency Lake Tahoe Resort, Spa and Casino, we have a Casino Facilities Agreement to provide certain sales, marketing, and other general and administrative services. In exchange for such services, HCC pays us fees based on the type of services being provided and for complimentary goods and services provided to casino customers. We received $3 million, $3 million, and $3 million for the years ended December 31, 2010, 2009, and 2008, respectively, under this agreement.

Other Services—A member of our board of directors who was appointed in 2007 is a partner in a firm from which the Company receives financial advisory services. During the years ended December 31, 2010, 2009, and 2008, the Company paid $0, $0 and $2 million, respectively in advisory fees to this firm. We also engaged this firm as lead underwriter associated with our initial public offering. Under this arrangement, the firm earned fees in 2009, along with other underwriters, of $49 million and $7 million from the selling stockholders and us, respectively. At December 31, 2010 and December 31, 2009, no amounts were owed to the firm. Additionally, affiliates of the financial advisory firm own hotels from which we received management and franchise fees of $6 million, $4 million, and $2 million during the years ended December 31, 2010, 2009, and 2008, respectively. As of December 31, 2010 and 2009, we had insignificant receivables due from these properties.

Equity Method Investments—We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We recorded fees of $33 million, $29 million, and $36 million for the years ended December 31, 2010, 2009, and 2008, respectively, related to these properties. As of December 31, 2010 and 2009, we had receivables due from these properties of $8 million and $4 million, respectively. In addition, in some cases we provide loans (see Note 7) or guarantees (see Note 16) to these entities. Our ownership interest in these equity method investments generally varies from 8 to 50 percent. See Note 3 for further details regarding our investments.

We have various cost sharing and advisory service agreements in place with businesses associated with Pritzker family business interests. We paid and received $0 and $1 million for the year ended December 31, 2010, respectively, and $1 million and $1 million, for the year ended December 31, 2009, respectively, related to these services.

20.	SEGMENT AND GEOGRAPHIC INFORMATION

Our operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker to assess performance and make decisions regarding the allocation of resources. Our chief operating decision maker is our Chief Executive Officer. We define our reportable segments as follows:

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

Prior to January 1, 2010, all of our Park Hyatt and Andaz branded hotels were managed by and reported within our international management and franchising segment, regardless of the property’s location. Effective January 1, 2010, our Park Hyatt and Andaz branded hotels are now managed and reported geographically by the respective North American or international management and franchising segment consistent with our other brands. As a result of this change we are reporting the operating results for the Park Hyatt and Andaz branded hotels located in North America in the North American management and franchising segment for the year ended December 31, 2010 and have reclassified the results for the years ended December 31, 2009 and 2008 to be comparable to the current year presentation.

Our chief operating decision maker evaluates performance based on each segment’s adjusted EBITDA. We define Adjusted EBITDA as net income (loss) attributable to Hyatt Hotels Corporation plus our pro-rata share of unconsolidated hospitality ventures Adjusted EBITDA before equity earnings (losses) from unconsolidated hospitality ventures; gains on sale of real estate; asset impairments; charge resulting from the termination of our supplemental executive defined benefit plans; other income (loss), net; discontinued operations, net of tax; net loss (income) attributable to noncontrolling interests; depreciation and amortization; interest expense; and (provision) benefit for income taxes.

The table below shows summarized consolidated financial information by segment. Included within Corporate and other are unallocated corporate expenses and revenues and expenses related to our vacation ownership properties.

(in millions)	2010	2009	2008
North American Management and Franchising
Revenues	$1,476	$1,387	$1,481
Intersegment Revenues (a)	64	63	87
Adjusted EBITDA	145	121	168
Depreciation and Amortization	11	11	17
Capital Expenditures	1	1	4

International Management and Franchising
Revenues	210	176	219
Intersegment Revenues (a)	16	17	20
Adjusted EBITDA	76	62	96
Depreciation and Amortization	2	2	2
Capital Expenditures	1	1	2

Owned and Leased Hotels
Revenues	1,859	1,780	2,137
Adjusted EBITDA	356	302	522
Depreciation and Amortization	258	247	225
Capital Expenditures	304	213	250

Corporate and other
Revenues	62	67	105
Adjusted EBITDA (b)	(101)	(79)	(99)
Depreciation and Amortization	8	9	4
Capital Expenditures	4	1	2

Eliminations (a)
Revenues	(80)	(80)	(107)
Adjusted EBITDA	—	—	—
Depreciation and Amortization	—	—	—
Capital Expenditures	—	—	—

TOTAL
Revenues	$3,527	$3,330	$3,835
Adjusted EBITDA	476	406	687
Depreciation and Amortization	279	269	248
Capital Expenditures	310	216	258

(a)	Intersegment revenues are included in the segment revenue totals and eliminated in Eliminations.
(b)	The year ended December 31, 2010 includes a favorable settlement in the first quarter of 2010 of approximately $8 million for a construction dispute at one of our vacation ownership properties.

The table below shows summarized consolidated balance sheet information by segment:

Total Assets

	December 31, 2010	December 31, 2009
North American Management and Franchising	$307	$312
International Management and Franchising	167	168
Owned and Leased Hotels	4,219	4,260
Corporate and other	2,550	2,415

TOTAL	$7,243	$7,155

The following table presents revenues and long-lived assets by geographical region:

	2010	2009	2008
Revenues:
United States	$2,802	$2,676	$3,063
All Foreign	725	654	772

Total	$3,527	$3,330	$3,835

	December 31, 2010	December 31, 2009
Long-Lived Assets
United States	$2,848	$3,049
All Foreign	987	933

Total	$3,835	$3,982

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income (loss) attributable to Hyatt Hotels Corporation for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008
Adjusted EBITDA	$476	$406	687
Equity earnings (losses) from unconsolidated hospitality ventures	(40)	(13)	14
Gains on sales of real estate	26	—	—
Asset impairments	(44)	(12)	(86)
Charge resulting from the termination of our supplemental executive defined benefit plans	—	—	(20)
Other income (loss), net	71	(48)	23
Discontinued operations, net of tax	4	(3)	55
Net loss (income) attributable to noncontrolling interests	11	3	(2)
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(68)	(59)	(90)

EBITDA	436	274	581
Depreciation and amortization	(279)	(269)	(248)
Interest expense	(54)	(56)	(75)
(Provision) benefit for income taxes	(37)	8	(90)

Net income (loss) attributable to Hyatt Hotels Corporation	$66	$(43)	$168

21.	EARNINGS PER SHARE

The calculation of basic and diluted earnings per share including a reconciliation of the numerator and denominator are as follows:

	Years Ended December 31,
	2010	2009	2008
Numerator:
Income (loss) from continuing operations	$51	$(43)	$115
Loss from discontinued operations	(3)	(3)	—
Gain on sale of discontinued operations	7	—	55

Net income (loss)	$55	$(46)	$170

Net loss (income) attributable to noncontrolling interests	$11	$3	$(2)

Net income (loss) attributable to Hyatt Hotels Corporation	$66	$(43)	$168

Denominator:
Basic weighted average shares outstanding:	174,115,200	151,486,490	128,037,015
Share-based compensation	239,002	—	24,132

Diluted weighted average shares outstanding	174,354,202	151,486,490	128,061,147

Basic Earnings Per Share:
Income from continuing operations	$0.29	$(0.28)	$0.90
Loss from discontinued operations	(0.01)	(0.02)	—
Gain on sale of discontinued operations	0.04	—	0.43

Net income (loss)	$0.32	$(0.30)	$1.33

Net loss (income) attributable to noncontrolling interests	0.06	0.02	(0.02)

Net income (loss) attributable to Hyatt Hotels Corporation	$0.38	$(0.28)	$1.31

Diluted Earnings Per Share:
Income (loss) from continuing operations	$0.29	$(0.28)	$0.90
Income (loss) from discontinued operations	(0.01)	(0.02)	—
Gain on sale of discontinued operations	0.04	—	0.43

Net income (loss)	$0.32	$(0.30)	$1.33

Net loss (income) attributable to noncontrolling interests	0.06	0.02	(0.02)

Net income (loss) attributable to Hyatt Hotels Corporation	$0.38	$(0.28)	$1.31

The computations of diluted net income (loss) per share for the years ended December 31, 2010, 2009, and 2008 do not include approximately 59,055, 138,000, and 27,500 of shares of Class A common stock assumed to be issued upon settlement of stock-settled SARs and approximately 676,548, 482,500, and 246,000 RSUs, respectively, because the SARs and RSUs are anti-dilutive. In 2008, the shares pursuant to the Subscription Agreement were anti-dilutive. The effect of their inclusion would have been anti-dilutive to earnings per share.

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

	For the three months ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Consolidated statements of income data:
Owned and leased hotel revenues	$470	$455	$483	$451	$468	$438	$459	$416
Management and franchise fee revenues	73	61	64	57	65	49	55	54
Other revenues	11	11	12	11	10	10	13	16
Other revenues from managed properties (1)	364	352	330	322	346	309	320	303

Total revenues	918	879	889	841	889	806	847	789

Direct and selling, general, and administrative expenses	902	867	830	820	879	811	823	768
Income (loss) from continuing operations	(4)	29	19	7	(14)	6	(48)	13
Net income (loss) attributable to Hyatt Hotels Corporation (2)	6	30	25	5	(12)	5	(50)	14

Income (loss) from continuing operations per common share, basic (3)	$(0.02)	$0.17	$0.11	$0.04	$(0.08)	$0.04	$(0.33)	$0.10

Income (loss) from continuing operations per common share, diluted (3)	$(0.02)	$0.17	$0.11	$0.04	$(0.08)	$0.04	$(0.33)	$0.10

(1)	Represents revenues that we receive from third-party property owners who reimburse us for costs that we incur on their behalf, with no added margin. These costs relate primarily to payroll at managed properties where we are the employer. As a result, these revenues have no effect on our profit, although they do increase our total revenues and the corresponding costs increase our total expenses. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal Factors Affecting Our Results of Operations—Revenues.”
(2)	Net income (loss) attributable to Hyatt Hotels Corporation in the fourth quarter of 2010 includes $21 million in asset impairments, net of the amount attributable to a noncontrolling partner at one property and $16 million of impairments recorded in equity earnings (losses) from unconsolidated hospitality ventures. These amounts were partially offset by $20 million in gains on sales of real estate.
(3)	All per share amounts reflect a one-for-two reverse split of our common stock affected on October 14, 2009.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In millions)

	Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Revenues, Costs and Expenses	Additions Charged to Other Accounts	Deductions		Balance at End of Period
Year Ended December 31, 2010:
Trade receivables—allowance for doubtful accounts	$12	$6	$—	$(3)		$15
Notes receivable—allowance for losses	74	11	3A	(6)		82
Deferred tax asset—valuation allowance	100	—	—	(4)		96

Year Ended December 31, 2009:
Trade receivables—allowance for doubtful accounts	24	4	—	(16)		12
Notes receivable—allowance for losses	54	23	4A	(7)		74
Deferred tax asset—valuation allowance	69	31	—	—		100

Year Ended December 31, 2008:
Trade receivables—allowance for doubtful accounts	21	18	—	(15)		24
Notes receivable—allowance for losses	109	20	—	(75	)B	54
Deferred tax asset—valuation allowance	70	13	—	(14	)C	69

A—This amount represents currency translation on foreign currency denominated notes receivable.

B—The year ended December 31, 2008 included a $61 million write-off of a development loan, the related expense was recorded in the year ended December 31, 2007.

C—Amount includes a release of $14 million related to an IRS settlement.

SCHII-1

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on November 2, 2009)

3.2	Certificate of Retirement of 38,000,000 Shares of Class B Common Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 17, 2009)

3.3	Certificate of Retirement of 38,000,000 Shares of Class B Common Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 16, 2010)

3.4	Amended and Restated Bylaws of Hyatt Hotels (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 1, 2009)

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 1, 2009)

4.2	Registration Rights Agreement, dated as of August 28, 2007, as amended, by and among Global Hyatt Corporation, Madrone GHC, LLC, Lake GHC, LLC, Shimoda GHC, LLC, GS Sunray Holdings, L.L.C., GS Sunray Holdings Subco I, L.L.C., GS Sunray Holdings Subco II, L.L.C., GS Sunray Holdings Parallel, L.L.C., GS Sunray Holdings Parallel Subco, L.L.C., Mori Building Capital Investment LLC and others party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

4.3	Joinder Agreement to Registration Rights Agreement, dated as of January 26, 2010, by and among Hyatt Hotels Corporation and Mori Building Co., Ltd. (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-34521) filed with the Securities and Exchange Commission on February 25, 2010)

4.4	Indenture, dated as of August 14, 2009, as amended, between Hyatt Hotels Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

4.5	First Supplemental Indenture, dated as of August 14, 2009, between Hyatt Hotels Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

4.6	Registration Rights Agreement, dated as of October 12, 2009, by and among Hyatt Hotels Corporation and Thomas J. Pritzker, Marshall E. Eisenberg and Karl J. Breyer, solely in their capacity as co-trustees (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 15, 2009)

10.1	2007 Stockholders’ Agreement, dated as of August 28, 2007, as amended, by and among Hyatt Hotels Corporation, Madrone GHC, LLC, Lake GHC, LLC, Shimoda GHC, LLC, GS Sunray Holdings, L.L.C., GS Sunray Holdings Subco I, L.L.C., GS Sunray Holdings Subco II, L.L.C., GS Sunray Holdings Parallel, L.L.C., GS Sunray Holdings Parallel Subco, L.L.C., Mori Building Capital Investment LLC and others party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

Exhibit Number	Exhibit Description
10.2	Joinder Agreement to 2007 Stockholders’ Agreement, dated as of January 26, 2010, by and among Hyatt Hotels Corporation and Mori Building Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-34521) filed with the SEC on February 25, 2010)

+10.3	Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan, dated as of March 11, 2008, as amended by Amendments No. 1, 2, 3, and 4 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on November 2, 2009)

+10.4	Amendment No. 5 to Amended and Restated Global Hyatt Corporation Long-Term Incentive Plan, dated December 17, 2010

+10.5	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.6	Amendment to Hyatt Hotels Corporation Non-Employee Director Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on November 3, 2010)

+10.7	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.8	Form of Special Cash Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.9	Form of 2008 Special Restricted Stock Unit Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.10	Form of Special Restricted Stock Unit Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.11	Form of 2008 Restricted Stock Unit Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.12	Form of 2009 Restricted Stock Unit Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.13	Amendment to Hyatt Hotels Corporation Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on November 3, 2010)

+10.14	Form of Restricted Stock Unit Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on November 3, 2010)

+10.15	Second Amendment to Hyatt Hotels Corporation Special Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on November 3, 2010)

Exhibit Number	Exhibit Description
+10.16	Second Amendment to Hyatt Hotels Corporation Special Restricted Stock Unit Award Agreement (with Mark S. Hoplamazian) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on November 3, 2010)

+10.17	Amendment to Hyatt Hotels Corporation 2008 and 2009 Restricted Stock Unit Award Agreements, dated December 17, 2010

+10.18	Restricted Stock Unit Agreement, dated as of December 18, 2006, between Global Hyatt Corporation and Mark S. Hoplamazian (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.19	Form of 2006 Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.20	Form of 2007 Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.21	Form of 2008 Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.22	Form of 2009 Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.23	Form of Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-34521) filed with the Securities and Exchange Commission on February 25, 2010)

+10.24	Amended and Restated Hyatt Hotels Corporation Deferred Compensation Plan for Directors, dated as of December 10, 2009 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-34521) filed with the Securities and Exchange Commission on February 25, 2010)

+10.25	First Amendment to the Hyatt Hotels Corporation Deferred Compensation Plan for Directors, dated December 17, 2010

+10.26	Hyatt Hotels Corporation Amended and Restated Summary of Non-Employee Director Compensation (June 2010) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on June 11, 2010

+10.27	Employment Letter, dated as of July 30, 2009, between Hyatt Hotels Corporation and Mark S. Hoplamazian (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.28	Employment Letter, dated as of June 9, 2008, between Hyatt Corporation and Harmit J. Singh (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.29	Employment Letter, dated as of July 30, 2009, between Hyatt Corporation and Thomas J. Pritzker (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

Exhibit Number	Exhibit Description
+10.30	Employment Letter, dated as of May 3, 2007, between Hyatt Corporation and Stephen Haggerty (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on August 5, 2010)

+10.31	Hyatt Hotels Corporation Executive Officer Change in Control Plan and Summary Plan Description (incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

+10.32	First Amendment to the Hyatt Hotels Corporation Executive Change in Control Plan, dated December 17, 2010

+10.33	Hyatt Hotels Corporation Corporate Office Severance Plan and Summary Plan Description (incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

+10.34	First Amendment to the Hyatt Hotels Corporation Corporate Office Severance Plan, dated December 17, 2010

+10.35	Hyatt Hotels Corporation Executive Incentive Plan (incorporated by reference to Exhibit 10.49 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

+10.36	Hyatt Corporation Restricted Deferred Incentive Compensation Plan, dated as of December 18, 2006 (incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on November 2, 2009)

+10.37	Hyatt Corporation Restricted Deferred Incentive Compensation Plan II, dated as of December 18, 2006 (incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on November 2, 2009)

+10.38	Hyatt International Hotels Restricted Deferred Incentive Compensation Plan (incorporated by reference to Exhibit 10.52 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on November 2, 2009)

+10.39	Amendment to Hyatt International Hotels Restricted Deferred Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on May 6, 2010)

+10.40	Hyatt International Corporation Restricted Deferred Incentive Compensation Plan II, dated as of January 1, 2004 (incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on November 2, 2009)

+10.41	Hyatt Hotels Amended and Restated Deferred Incentive Plan, dated as of October 28, 2009 (incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on November 2, 2009)

+10.42	Hyatt International Hotels Retirement Plan (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on November 2, 2009)

+10.43	Amendment to Hyatt International Corporation Restricted Deferred Incentive Compensation Plan II, Hyatt Hotels Amended and Restated Deferred Incentive Plan and Hyatt International Hotels Retirement Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on May 6, 2010)

Exhibit Number	Exhibit Description
+10.44	Hyatt International Corporation U.S. Retirement Plan Nonqualified Deferred Compensation Plan Adoption Agreement, dated as of December 31, 2004 (incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on November 2, 2009)

+10.45	Amended and Restated Hyatt Corporation Deferred Compensation Plan, effective May 3, 2010 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-165384) filed with the Securities and Exchange Commission on March 10, 2010)

+10.46	First Amendment to the Amended and Restated Hyatt Corporation Deferred Compensation Plan, effective May 3, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on May 6, 2010)

+10.47	Hyatt Hotels Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-34521) filed with the Securities and Exchange Commission on April 21, 2010)

10.48	Amended and Restated Office Lease, dated as of June 15, 2004, as amended, between Hyatt Corporation and FrankMon LLC (as of December 20, 2010, FrankMon LLC transferred ownership interest to 71 South Wacker Drive LLC) (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.49	Sublease Agreement, dated as of June 15, 2004, as amended, between Hyatt Corporation and Pritzker Realty Group, L.P. (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.50	Sublease Agreement, dated as of June 15, 2004, as amended, between Hyatt Corporation and The Pritzker Organization, L.L.C. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.51	Sublease Agreement, dated as of June 15, 2004, as amended, between Hyatt Corporation and H Group Holding, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.52	Sublease Agreement, dated as of June 15, 2004, as amended, between Hyatt Corporation and CC-Development Group, Inc. (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.53	Allocation of Certain Office Costs Relating to Thomas J. Pritzker, dated as of December 8, 2006, between Global Hyatt Corporation and The Pritzker Organization, L.L.C. (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.54	Omnibus Office Services Agreement, dated as of August 3, 2006, between Global Hyatt Corporation, Pritzker Realty Group, L.P., CC-Development Group, H Group Holding, Inc., The Pritzker Organization, L.L.C., Pritzker Family Office, L.L.C. and Pritzker Realty Group, L.P. and others party thereto (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

Exhibit Number	Exhibit Description
10.55	Time Sharing Agreement, dated as of October 2, 2006, among Rosemont Project Management, L.L.C., Marmon Holdings, Inc., Global Hyatt Corporation, Pritzker Realty Group, L.P., CC-Development Group, Inc., The Pritzker Organization, L.L.C., U.S. Financial Advisors, Inc., Diversified Financial Management Corp., TransUnion Corp., H Group Holding, Inc., International Financial Advisors, Inc., Marshall E. Eisenberg, Thomas J. Pritzker and Karl J. Breyer, as co-trustees (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.56	Time Sharing Agreement, dated as of January 1, 2008, between Rosemont Project Management, L.L.C. and Thomas J. Pritzker (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.57	Aircraft Administrative and Flight Services Agreement, dated as of March 18, 2008, between Rosemont Project Management, L.L.C. and The Marmon Group LLC (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.58	Time Sharing Agreement, dated as of July 1, 2009 among Navigator Investments, L.L.C. and Global Hyatt Corporation (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.59	Amended and Restated Gaming Space Lease Agreement, dated as of December 21, 2009, between Hyatt Equities, L.L.C. and HCC Corporation (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-34521) filed with the Securities and Exchange Commission on February 25, 2010)

10.60	Casino Facilities Agreement, dated as of June 30, 2004, between Hyatt Corporation and HCC Corporation (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

10.61	Master (Permanent) Non-Gaming Services Agreement, dated as of July 19, 2002, between Hyatt Corporation and Falls Management Company (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

10.62	Consulting Agreement, dated as of September 1, 1997, as amended, between Hyatt Aruba, N.V. and Hyatt Gaming Management, Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

10.63	Hotel Management Agreement, dated as of July 1, 2000, between HDG Associates and Pritzker Realty Group, L.P. (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

10.64	License Agreement, dated as of December 31, 2008, between Hyatt Corporation and CC-Development Group, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.65	Letter regarding employee benefit administration dated as of February 12, 2008, by Hyatt Gaming Management, Inc. (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

Exhibit Number	Exhibit Description
10.66	Employee Benefits and Other Employment Matters Allocation and Separation Agreement, dated as of July 1, 2004, among Hyatt Corporation, Hyatt Gaming Management, Inc., H Group Holding, Inc., HCC Corporation and Grand Victoria Casino & Resort, L.P. (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.67	Letter regarding indemnification of Hyatt Corporation by SMG, dated as of June 14, 2007 (incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.68	Letter regarding indemnification of Hyatt Corporation by Aramark Corporation, dated as of June 14, 2007 (incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.69	Tax Separation Agreement, dated as of June 30, 2004, as amended, among H Group Holding, Inc., Hyatt Corporation, CC-Development Group, Inc. and each of their respective direct and indirect Subsidiaries (incorporated by reference to Exhibit 10.42 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 1, 2009)

10.70	Second Amended and Restated Limited Liability Company Agreement of W2007 Waikiki Holdings, L.L.C., dated as of October 9, 2009 (incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 15, 2009)

10.71	Senior Loan Agreement, dated as of July 16, 2008, between W2007 WKH Senior Borrower, LLC and SDI, Inc. (incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 15, 2009)

10.72	Credit Agreement, dated as of June 29, 2005, as amended, among Hyatt Hotels Corporation, certain Material Domestic Subsidiaries of Hyatt Hotels Corporation from time to time party thereto, the lenders party thereto, Wachovia Bank, National Association, as administrative agent, The Royal Bank of Scotland plc, as syndication agent, and JPMorgan Chase Bank, N.A, Bank of America, N.A, Deutsche Bank AG New York Branch and BNP Paribas, as co-documentation agents, as amended by the First Amendment to Credit Agreement, dated as of July 10, 2009, between Hyatt Hotels Corporation, the Subsidiaries of Hyatt Hotels Corporation party thereto, the lenders party thereto, Wachovia Bank, National Association, as the prior issuing lender and as the administrative agent prior to the effectiveness of the amendment, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.73	Form of Franchise Agreement with Hyatt Place Franchising, L.L.C., as amended (incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 1, 2009)

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Global Hyatt Agreement, dated as of October 1, 2009, by and among Thomas J. Pritzker, Marshall E. Eisenberg and Karl J. Breyer, solely in their capacity as co-trustees, and each signatory thereto (incorporated by reference to Exhibit 2 to the Schedule 13D (File No. 005-85070) filed by Thomas J. Pritzker, Marshall E. Eisenberg and Karl J. Breyer, solely in their capacity as co-trustees of the U.S. Situs Trusts, with the Securities and Exchange Commission on August 26, 2010)

99.2	Amended and Restated Foreign Global Hyatt Agreement, dated as of October 1, 2009, by and among each signatory thereto (incorporated by reference to Exhibit 1 to the Schedule 13D (File No. 005-85070) filed by CIBC Trust Company (Bahamas) Limited, solely as trustee of the Non-U.S. Situs Trusts, with the Securities and Exchange Commission August 26, 2010)

99.3	Amended and Restated Agreement Relating to Stock, dated as of October 26, 2009 (incorporated by reference to Exhibit 3 to the Schedule 13D (File No. 005-85070) filed by Thomas J. Pritzker, Marshall E. Eisenberg and Karl J. Breyer, solely in their capacity as co-trustees of the U.S. Situs Trusts, with the Securities and Exchange Commission on August 26, 2010)

+	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this annual report.