Form 10-Q
period 2011-03-31
Hyatt Hotels Corp
filed 2011-05-03
CIK 1468174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☒	Accelerated filer	☐

Non-accelerated filer ☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2011, there were 44,539,406 shares of the registrant’s Class A common stock, $0.01 par value, outstanding and 129,466,000 shares of the registrant’s Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions of dollars, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
REVENUES:
Owned and leased hotels	$432	$451
Management and franchise fees	70	57
Other revenues	14	11
Other revenues from managed properties	359	322

Total revenues	875	841

DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	354	364
Depreciation and amortization	71	70
Other direct costs	4	(5)
Selling, general, and administrative	70	69
Other costs from managed properties	359	322

Direct and selling, general, and administrative expenses	858	820
Net gains and interest income from marketable securities held to fund operating programs	6	7
Equity earnings (losses) from unconsolidated hospitality ventures	3	(8)
Interest expense	(13)	(12)
Other income, net	3	16

INCOME BEFORE INCOME TAXES	16	24
PROVISION FOR INCOME TAXES	(6)	(17)

INCOME FROM CONTINUING OPERATIONS	10	7
DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of income tax benefit of $- and $1 in 2011 and 2010, respectively	-	(2)

NET INCOME	10	5
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-

NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$10	$5

EARNINGS PER SHARE - Basic
Income from continuing operations	$0.06	$0.04

Loss from discontinued operations	$-	$(0.01)

Net income attributable to Hyatt Hotels Corporation	$0.06	$0.03

EARNINGS PER SHARE - Diluted
Income from continuing operations	$0.06	$0.04

Loss from discontinued operations	$-	$(0.01)

Net income attributable to Hyatt Hotels Corporation	$0.06	$0.03

See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions of dollars, except share and per share amounts)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,136	$1,110
Restricted cash	95	106
Short-term investments	527	524
Receivables, net of allowances of $15 and $15 at March 31, 2011 and December 31, 2010, respectively	215	199
Inventories	99	100
Prepaids and other assets	64	73
Prepaid income taxes	20	6
Deferred tax assets	29	29
Assets held for sale	-	18

Total current assets	2,185	2,165
Investments	248	245
Property and equipment, net	3,453	3,453
Financing receivables, net of allowances	366	375
Goodwill	102	102
Intangibles, net	285	280
Deferred tax assets	63	62
Other assets	576	561

TOTAL ASSETS	$7,278	$7,243

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$56	$57
Accounts payable	113	145
Accrued expenses and other current liabilities	311	286
Accrued compensation and benefits	87	108

Total current liabilities	567	596
Long-term debt	712	714
Other long-term liabilities	830	802

Total liabilities	2,109	2,112
Commitments and contingencies (see Note 11)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of March 31, 2011 and December 31, 2010	-	-
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 44,521,335 outstanding and 44,557,608 issued at March 31, 2011, Class B common stock, $0.01 par value per share, 461,460,412 shares authorized, 129,466,000 shares issued and outstanding at March 31, 2011 and Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 44,487,197 outstanding and 44,523,470 issued at December 31, 2010, Class B common stock, $0.01 par value per share, 461,460,412 shares authorized, 129,466,000 shares issued and outstanding at December 31, 2010	2	2
Additional paid-in capital	3,756	3,751
Retained earnings	1,414	1,404
Treasury stock at cost, 36,273 shares at March 31, 2011 and December 31, 2010	(1)	(1)
Accumulated other comprehensive loss	(15)	(38)

Total stockholders’ equity	5,156	5,118

Noncontrolling interests in consolidated subsidiaries	13	13

Total equity	5,169	5,131

TOTAL LIABILITIES AND EQUITY	$7,278	$7,243

See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions of dollars)

(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10	$5
Loss from discontinued operations	-	2

Income from continuing operations	10	7

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71	70
Deferred income taxes	(5)	9
Equity (earnings) losses from unconsolidated hospitality ventures, including distributions received	3	12
Foreign currency losses	1	1
Net unrealized (gains) losses from other marketable securities	1	(11)
Working capital changes and other	(40)	(28)

Net cash provided by operating activities of continuing operations	41	60

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(89)	(40)
Proceeds from marketable securities and short-term investments	82	-
Contributions to investments	(9)	(16)
Capital expenditures	(46)	(37)
Proceeds from sales of real estate	-	113
Real estate sale proceeds transferred to escrow as restricted cash	-	(113)
Proceeds from sale of assets held for sale	18	-
Real estate sale proceeds transferred from escrow to cash and cash equivalents	15	-
Other investing activities	(10)	4

Net cash used in investing activities of continuing operations	(39)	(89)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	25	-
Repayments of long-term debt	(1)	(2)
Other financing activities	-	(1)

Net cash provided by (used in) financing activities of continuing operations	24	(3)

CASH PROVIDED BY DISCONTINUED OPERATIONS:
Net cash provided by operating activities of discontinued operations	-	1

Net cash provided by discontinued operations	-	1

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	12

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26	(19)

CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	1,110	1,327

CASH AND CASH EQUIVALENTS—END OF PERIOD	$1,136	$1,308

LESS CASH AND CASH EQUIVALENTS DISCONTINUED OPERATIONS	-	-

CASH AND CASH EQUIVALENTS CONTINUING OPERATIONS—END OF PERIOD	$1,136	$1,308

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$19	$22

Cash paid during the period for income taxes	$17	$9

Non-cash investing activities are as follows:
Equity contribution of property and equipment, net (see Note 6)	$10	$-

Equity contribution of long-term debt (see Note 6)	$25	$-

See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in millions of dollars, unless otherwise indicated)

1.	ORGANIZATION

Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (“Hyatt Hotels Corporation”), provide hospitality services on a worldwide basis through the management, franchising and ownership of hospitality related businesses. As of March 31, 2011, we operate or franchise 232 full-service hotels consisting of 99,341 rooms, in 43 countries throughout the world. We hold ownership interests in certain of these hotels. As of March 31, 2011, we operate or franchise 196 select-service hotels with 25,111 rooms in the United States. We hold ownership interests in certain of these hotels. We develop, operate, manage, license or provide services to Hyatt-branded timeshare, fractional and other forms of residential or vacation properties.

As used in these Notes and throughout this Quarterly Report on Form 10-Q, the terms “Company,” “HHC,” “we,” “us,” or “our” mean Hyatt Hotels Corporation and its consolidated subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. As a result, this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Form 10-K”).

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

Adopted Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2010-28 (“ASU 2010-28”), Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The update requires a company to perform Step 2 of the goodwill impairment test if the carrying value of the reporting unit is zero or negative and adverse qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors to consider are consistent with the existing guidance and examples in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The requirements in ASU 2010-28 became effective for public companies in the first annual period beginning after December 15, 2010. The adoption of ASU 2010-28 on January 1, 2011 did not materially impact our condensed consolidated financial statements.

In December 2010, the FASB released Accounting Standards Update No. 2010-29 (“ASU 2010-29”), Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business

Combinations. ASU 2010-29 specifies that when a public company completes a business combination(s), the company should disclose revenue and earnings of the combined entity as though the business combination(s) occurred as of the beginning of the comparable prior annual reporting period. The update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. The requirements in ASU 2010-29 became effective for business combinations that occur on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 on January 1, 2011 did not materially impact our condensed consolidated financial statements.

In January 2010, the FASB released Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurement. The update required the Company to (a) disclose significant transfers in and out of Levels One and Two, in addition to transfers in and out of Level Three and (b) separately disclose purchases, sales, issuances, and settlements of our Level Three securities. Additionally, ASU 2010-06 clarifies the information we currently disclose regarding our valuation techniques, inputs used in those valuation models, and the level of detail at which fair value disclosures should be provided. We adopted the Level One and Two disclosure requirements of ASU 2010-06 as of January 1, 2010 with no material impact on our condensed consolidated financial statements. As of January 1, 2011, we adopted the disclosure requirements related to Level Three activity on a gross basis, with no material impact on our fair value disclosures. See Note 4 for a discussion of fair value.

Future Adoption of Accounting Standards

In January 2011, the FASB released Accounting Standards Update No. 2011-01 (“ASU 2011-01”), Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which deferred the disclosure requirements surrounding troubled debt restructurings. These disclosures are effective for reporting periods ending on or after June 15, 2011. We do not expect the disclosures related to troubled debt restructurings will have a material impact on our current financing receivable disclosures.

In April 2011, the FASB released Accounting Standards Update No. 2011-02 (“ASU 2011-02”), Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 clarifies the guidance for determining whether a restructuring constitutes a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must conclude that 1) the restructuring constitutes a concession and 2) the debtor is experiencing financial difficulties. ASU 2011-02 also requires companies to disclose the troubled debt restructuring disclosures that were deferred by ASU 2011-01. The guidance in ASU 2011-02 is effective for public companies in the first reporting period ending on or after June 15, 2011, but the amendment must be applied retrospectively to the beginning of the annual period of adoption. ASU 2011-02 is not expected to materially impact our condensed consolidated financial statements.

3.	EQUITY AND COST METHOD INVESTMENTS

We have investments that are recorded under both the equity and cost methods. These investments are considered to be an integral part of our business and are strategically and operationally important to our overall results. Our equity and cost method investment balances recorded at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Equity method investments	$178	$175
Cost method investments	70	70

Total investments	$248	$245

Income from cost method investments included in our condensed consolidated statements of income for the three months ended March 31, 2011 and 2010 was insignificant.

The following table presents summarized financial information for all unconsolidated ventures in which we hold an investment that is accounted for under the equity method.

	For the Three Months Ended March 31,
	2011	2010
Total revenues	$239	$205
Gross operating profit	76	62
Income (loss) from continuing operations	11	(16)
Net income (loss)	$11	$(16)

4.	FAIR VALUE MEASUREMENT

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

As of March 31, 2011 and December 31, 2010, we had the following financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	$257	$257	$-	$-
Equity securities	48	40	8	-
U.S. government obligations	97	-	97	-
U.S. government agencies	65	-	65	-
Corporate debt securities	451	-	451	-
Mortgage-backed securities	19	-	17	2
Asset-backed securities	10	-	10	-
Other	3	-	3	-
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	678	678	-	-
Derivative instruments
Interest rate swaps	3	-	3	-
Foreign currency forward contracts	(3)	-	(3)	-

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	$244	$244	$-	$-
Equity securities	50	41	9	-
U.S. government obligations	101	-	101	-
U.S. government agencies	61	-	61	-
Corporate debt securities	451	-	451	-
Mortgage-backed securities	16	-	14	2
Asset-backed securities	11	-	11	-
Other	1	-	1	-
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	699	699	-	-
Commercial paper	3	-	3	-
Derivative instruments
Interest rate swaps	4	-	4	-
Foreign currency forward contracts	(4)	-	(4)	-

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

Included in our portfolio of marketable securities are investments in debt and equity securities classified as available for sale. At March 31, 2011 and December 31, 2010 these were as follows:

	March 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate debt securities	$367	$3	$(2)	$368
U.S. government agencies	32	-	-	32
Equity securities	9	-	(1)	8

Total	$408	$3	$(3)	$408

	December 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate debt securities	$366	$2	$(2)	$366
U.S. government agencies	28	-	-	28
Equity securities	9	-	-	9

Total	$403	$2	$(2)	$403

Gross realized gains and losses on available for sale securities were insignificant for the three months ended March 31, 2011 and 2010.

The table below summarizes available for sale fixed maturity securities by contractual maturity at March 31, 2011. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life. Although a portion of our available for sale fixed maturity securities mature after one year, we have chosen to classify the entire portfolio as current. The portfolio’s primary objective is to maximize return, but it also is intended to provide liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. Therefore, since these securities represent funds available for current operations, the entire investment portfolio is classified as current assets.

	March 31, 2011
Contractual Maturity	Cost or Amortized Cost	Fair Value
Due in one year or less	$247	$248
Due in one to two years	152	152

Total	$399	$400

We invest a portion of our cash balance into short-term interest bearing money market funds that have a dollar-weighted average portfolio maturity of sixty days or less. Consequently, the balances are recorded in cash and cash equivalents. The funds are held with open-ended registered investment companies and the fair value of the funds is classified as Level One as we are able to obtain market available pricing information on an ongoing basis.

Our derivative instruments are foreign currency exchange rate instruments and interest rate swaps. The instruments are valued using an income approach with factors such as interest rates and yield curves, which represent market observable inputs and are generally classified as Level Two. Credit valuation adjustments may be made to ensure that derivatives are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality and our nonperformance risk. As of March 31, 2011 and December 31, 2010, the credit valuation adjustments were not material. See Note 8 for further details on our derivative instruments.

Due to limited observability of market data and limited activity during the quarters ended March 31, 2011 and 2010, we classified the fair value of certain of our mortgage-backed securities as Level Three. However, these securities are held within an investment-grade portfolio with many of these securities having a credit rating of AAA/Aaa.

During the three months ended March 31, 2011 and 2010, there were no transfers between levels of the fair value hierarchy. Our policy is to recognize transfers in and transfers out as of the end of each quarterly reporting period. The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3) - Mortgage Backed Securities
	2011	2010
Balance at January 1,	$2	$2
Transfers into (out of) Level Three	-	-
Purchases	-	-
Issuances	-	-
Settlements	-	-
Total gains (losses) (realized or unrealized)	-	-

Balance at March 31,	$2	$2

The amount of total gains (losses) included in net gains and interest income from marketable securities held to fund operating programs due to the change in unrealized gains or losses relating to assets still held at the reporting date for the three months ended March 31, 2011 and 2010 were insignificant.

The carrying amounts and fair values of our other financial instruments are as follows:

	Asset (Liability)
	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financing receivables	$383	$385	$386	$392
Debt, excluding capital lease obligations	(556)	(583)	(558)	(596)

We estimated the fair value of financing receivables using discounted cash flow analyses based on current market inputs for similar types of arrangements. The primary sensitivity in these calculations is based on the selection of appropriate interest and discount rates. Fluctuations in these assumptions will result in different estimates of fair value. For further information on financing receivables see Note 5.

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

5.	FINANCING RECEIVABLES

We define financing receivables as financing arrangements that represent a contractual right to receive money either on demand or on fixed or determinable dates and that are recognized as an asset on our condensed consolidated balance sheets. We record all financing receivables at amortized cost in current and long-term receivables. We recognize interest income as earned and provide an allowance for cancellations and defaults. We have divided our financing receivables into three portfolio segments based on the level at which we develop and document a systematic methodology to determine the allowance for credit losses. Based on their initial measurement, risk characteristics and our method for monitoring and assessing credit risk, we have determined the class of financing receivables to correspond to our identified portfolio segments. The three portfolio segments of financing receivables and their balances at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Secured financing to hotel owners	$325	$326
Vacation ownership mortgage receivables at various interest rates with varying payments through 2018	53	55
Unsecured financing to hotel owners	88	87

	466	468
Less allowance for losses	(83)	(82)
Less current portion included in receivables	(17)	(11)

Total long-term financing receivables	$366	$375

Secured Financing to Hotel Owners—These financing receivables are senior, secured mortgage loans and are collateralized by underlying hotel properties currently in operation. These loans consist primarily of a $278 million mortgage loan receivable to an unconsolidated hospitality venture, which is accounted for under the equity method, and was formed to acquire ownership of a hotel property in Waikiki, Hawaii. This mortgage receivable has interest set at 30-day LIBOR+3.75% due monthly and a stated maturity date of July 2011 with two, one-year options to extend through 2013. We currently expect that the loan will be extended beyond 2011 and have classified it as long-term. Secured financing to hotel owners also includes financing provided to certain franchisees for the renovations and conversion of certain franchised hotels. These franchisee loans accrue interest at fixed rates ranging between 5.5% and 7.5%. Secured financing to hotel owners held by us as of March 31, 2011 are scheduled to mature as follows:

Year Ending December 31,	Amount
2011	$1
2012	17
2013	278
2014	-
2015	29
2016	-
Thereafter	-

Total secured financing to hotel owners	325
Less allowance	(3)

Net secured financing to hotel owners	$322

Vacation Ownership Mortgage Receivables—These financing receivables are comprised of various mortgage loans related to our financing of vacation ownership interval sales. As of March 31, 2011, the weighted-average interest rate on vacation ownership mortgage receivables was 14.0%. Vacation ownership mortgage receivables held by us as of March 31, 2011 are scheduled to mature as follows:

Year Ending December 31,	Amount
2011	$5
2012	7
2013	8
2014	8
2015	8
2016	7
Thereafter	10

Total vacation ownership mortgage receivables	53
Less allowance	(10)

Net vacation ownership mortgage receivables	$43

Unsecured Financing to Hotel Owners—These financing receivables are primarily made up of individual unsecured loans and other types of financing arrangements provided to hotel owners. These financing receivables have stated maturities and interest rates. The repayment terms vary and may be dependent on the future cash flows of the hotel.

Analysis of Financing Receivables—The following table includes our aged analysis of past due financing receivables by portfolio segment, the gross balance of financing receivables on non-accrual status and the allowance for credit losses and the related investment balance as of March 31, 2011 and December 31, 2010, based on impairment method:

Analysis of Financing Receivables
As of March 31, 2011
	Total Past Due	Current	Total Financing Receivable	Receivables on Non-Accrual Status	Related Allowance for Credit Losses	Recorded Investment >90 Days and Accruing
Secured financing to hotel owners	$-	$325	$325	$40	$(3)	$-
Vacation ownership mortgage receivables	3	50	53	-	(10)	1
Unsecured financing to hotel owners	12	76	88	70	(70)	-

Total	$15	$451	$466	$110	$(83)	$1

Analysis of Financing Receivables
As of December 31, 2010
	Total Past Due	Current	Total Financing Receivable	Receivables on Non-Accrual Status	Related Allowance for Credit Losses	Recorded Investment >90 Days and Accruing
Secured financing to hotel owners	$-	$326	$326	$41	$(4)	$-
Vacation ownership mortgage receivables	3	52	55	-	(10)	1
Unsecured financing to hotel owners	13	74	87	69	(68)	-

Total	$16	$452	$468	$110	$(82)	$1

Credit Monitoring—On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity. We determine financing receivables to be past-due based on the contractual terms of each individual financing receivable agreement. Of our total past due amounts at March 31, 2011, $1 million and $12 million of our vacation ownership mortgage receivables and our unsecured financing to hotel owners, respectively, are greater than 90 days past due. Of our total past due amounts at December 31, 2010, $1 million and $13 million of our vacation ownership mortgage receivables and our unsecured financing to hotel owners, respectively, are greater than 90 days past due.

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

The following table summarizes the activity in our financing receivables reserve for the three month period ended March 31, 2011:

Allowance for Credit Losses
For the Three Months Ended March 31, 2011
	Beginning Balance January 1, 2011	Provisions	Other Additions	Write-offs	Recoveries	Ending Balance March 31, 2011
Secured financing to hotel owners	$4	$-	$-	$(1)	$-	$3
Vacation ownership mortgage receivables	10	1	-	(1)	-	10
Unsecured financing to hotel owners	68	1	1	-	-	70

Total	$82	$2	$1	$(2)	$-	$83

Amounts included in other additions represent currency translation on foreign currency denominated financing receivables.

For the three months ended March 31, 2010, we recorded insignificant provisions for our secured financing to hotel owners and vacation ownership mortgage receivables and $3 million in provisions for our unsecured financing to hotel owners.

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

Impaired Loans—To determine whether an impairment has occurred, we evaluate the collectability of both interest and principal. A financing receivable is considered to be impaired when the Company determines that it is probable that it will not be able to collect all amounts due under the contractual terms. We do not record interest income for impaired receivables unless cash is received, in which case the payment is recorded to other income, net in the accompanying condensed consolidated statements of income.

An analysis of impaired loans at March 31, 2011 and December 31, 2010, all of which had a related allowance recorded against them, was as follows:

Impaired Loans
For the Three Months Ended March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Secured financing to hotel owners	$40	$40	$(3)	$40	$1
Unsecured financing to hotel owners	48	44	(43)	48	-

For the Year Ended December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Secured financing to hotel owners	$41	$40	$(4)	$40	$2
Unsecured financing to hotel owners	47	43	(42)	45	-

6.	ACQUISITIONS, DISPOSITIONS, AND DISCONTINUED OPERATIONS

We continually assess strategic acquisitions and dispositions to complement our current business.

Dispositions

Hyatt Regency Minneapolis—During the first quarter of 2011, we entered into an agreement with third parties to form a new joint venture, the purpose of which was to own and operate the Hyatt Regency Minneapolis. We contributed a fee simple interest in the Hyatt Regency Minneapolis to the joint venture as part of our equity interest subject to a $25 million loan to the newly formed joint venture. The loan was obtained during the quarter and the proceeds from the loan were retained by HHC. HHC has guaranteed the repayment of the loan (see Note 11). In conjunction with our contribution, we entered into a long-term management contract with the joint venture. The terms of the joint venture provide for capital contributions by the non-HHC partners that will be used to complete a full renovation of the Hyatt Regency Minneapolis.

Hyatt Regency Greenville—In September 2010, we sold the Hyatt Regency Greenville for $15 million, net of closing costs. In conjunction with the sale we entered into a like-kind exchange agreement with an intermediary. Pursuant to the like-kind exchange agreement, the proceeds from the sale of the hotel were placed into an escrow account administered by the intermediary. During the three months ended March 31, 2011, we released the $15 million of restricted cash related to the sale, as a like-kind exchange agreement was not consummated within applicable time periods.

Hyatt Regency Boston—In March 2010, we sold the Hyatt Regency Boston for net proceeds of $113 million to Chesapeake Lodging Trust, an entity in which we own a 4.9% interest, resulting in a pretax gain of $6 million. The hotel continues to be operated as a Hyatt-branded hotel and we will continue to manage the hotel under a long-term management contract. The gain on sale was deferred and is being recognized in management and franchise fees over the term of the management contract, within our North American management and franchising segment. The operations of the hotel prior to the sale remain within our owned and leased hotels segment. In conjunction with the sale we entered into a like-kind exchange agreement with an intermediary. Pursuant to the like-kind exchange agreement, the proceeds from the sale of the hotel were placed into an escrow account administered by an intermediary as of March 31, 2010. During 2010, we released the $113 million of restricted cash related to the sale, as a like-kind exchange agreement was not consummated within applicable time periods.

Discontinued Operations—The operating results, assets, and liabilities of the following business have been reported separately as discontinued operations in the condensed consolidated balance sheets and condensed consolidated statements of income. Upon disposition, we will not have any continuing involvement in these operations.

Amerisuites Orlando—During 2010, we committed to a plan to sell the Amerisuites Orlando property. As a result, we classified the assets and liabilities of this property as held for sale in 2010. Based on a valuation of the property, the Company determined the fair value of the property was below the book value of the assets. As such, a pre-tax impairment loss of approximately $4 million was recorded as part of the loss from discontinued operations during the first quarter of 2010. The property was subsequently sold during the third quarter of 2010.

Assets Held for Sale

During 2010, we committed to a plan to sell a Company owned airplane. As a result, we classified the value of the airplane as assets held for sale in the amount of $18 million at December 31, 2010. During the first quarter of 2011, we closed on the sale of the airplane to a third party for net proceeds of $18 million. The transaction resulted in a marginal pre-tax gain upon sale.

7.	GOODWILL AND INTANGIBLE ASSETS

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

Goodwill was $102 million at March 31, 2011 and December 31, 2010. During the three months ended March 31, 2011 and 2010, no impairment charges were recorded related to goodwill.

Definite lived intangible assets primarily include acquired management and franchise contracts, contract acquisition costs, and acquired lease rights. Franchise contracts are amortized on a straight-line basis over their contract terms, which are typically 20 years. Contract acquisition costs are generally amortized on a straight-line basis over the life of the management contracts, which range from approximately 5 to 40 years. Acquired lease rights are amortized on a straight-line basis over the lease term. Definite lived intangibles are tested for impairment whenever events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. There were no impairment charges related to intangible assets with definite lives during the three months ended March 31, 2011 and 2010.

The following is a summary of intangible assets at March 31, 2011 and December 31, 2010:

	March 31, 2011	Weighted Average Useful Lives	December 31, 2010
Contract acquisition costs	$155	23	$150
Acquired lease rights	135	114	130
Franchise intangibles	50	20	50
Brand intangibles	11	7	11
Other	7	14	8

	358		349
Accumulated amortization	(73)		(69)

Intangibles, net	$285		$280

Amortization expense relating to intangible assets for the three months ended March 31, 2011 and 2010 was $3 million and $3 million, respectively.

8.	DERIVATIVE INSTRUMENTS

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

All derivatives are recognized on the balance sheet at fair value. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in accumulated other comprehensive income on the balance sheet until they are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged on the statement of cash flows. Cash flows from undesignated derivative financial instruments are included in the investing category on the statement of cash flows.

Interest Rate Swap Agreements—In the normal course of business, we are exposed to the impact of interest rate changes due to our borrowing activities. Our objective is to manage the risk of interest rate changes on the results of operations, cash flows, and the market value of our debt by creating an appropriate balance between our fixed and floating-rate debt. Interest rate derivative transactions, including interest rate swaps, are entered to maintain a level of exposure to interest rates which the Company deems acceptable.

As of March 31, 2011 and 2010, we held four $25 million interest rate swap contracts, each of which expires on August 15, 2015 and effectively converted a total of $100 million of the $250 million of senior unsecured notes issued on August 10, 2009 with a maturity date of August 15, 2015 (“2015 Notes”) to floating rate debt based on three-month LIBOR plus a fixed rate component. The fixed rate component of each swap varies by contract, ranging from 2.68% to 2.9675%. The fixed to floating interest rate swaps were designated as a fair value hedge as their objective is to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as fair value hedges at inception and at March 31, 2011 and December 31, 2010 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes. At March 31, 2011, the fixed to floating interest rate swaps were recorded within other assets at a value of $3 million, offset by a fair value adjustment to long-term debt of $3 million. At December 31, 2010, the fixed to floating interest rate swaps were recorded within other assets at a value of $4 million, offset by a fair value adjustment to long-term debt of $4 million.

We had one other interest rate swap that was not designated as a hedge, and therefore was marked-to-market each period through earnings. This derivative was held as an economic hedge to convert a variable interest rate exposure to a fixed rate. The balance sheet classification for the fair value of the interest rate swap was to other assets for unrealized gains and to other long-term liabilities for unrealized losses. The outstanding interest rate swap agreement was for a notional amount less than $1 million and matured during the three months ended March 31, 2010.

Foreign Currency Exchange Rate Instruments—We transact business in various foreign currencies and utilize foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Our strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany loans and other intercompany transactions. Our foreign currency forward contracts generally settle within 12 months. We do not use these forward contracts for trading purposes. We do not designate these forward contracts as hedging instruments. Accordingly, we record the fair value of these contracts as of the end of our reporting period to our condensed consolidated balance sheets with changes in fair value recorded in our condensed consolidated statements of income within other income, net for both realized and unrealized gains and losses. The balance sheet classification for the fair values of these forward contracts is to prepaids and other assets for unrealized gains and to accrued expenses and other current liabilities for unrealized losses.

The U.S. dollar equivalent of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany loans, with terms of less than one year, is as follows (in US dollars):

	March 31, 2011	December 31, 2010
Pound Sterling	$67	$66
Swiss Franc	47	47
Korean Won	43	43
Euro	-	19
Australian Dollar	1	1

Total notional amount of forward contracts	$158	$176

Certain energy contracts at our hotel facilities include derivatives. However, we qualify for and have elected the normal purchases or sales exemption for these derivatives.

The effects of derivative instruments on our condensed consolidated financial statements were as follows as of March 31, 2011, December 31, 2010 and for the three months ended March 31, 2011 and 2010:

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2011	December 31, 2010	Balance Sheet Location	March 31, 2011	December 31, 2010
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$3	$4	Other long-term liabilities	$-	$-

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Prepaids and other assets	-	-	Accrued expenses and other current liabilities	3	4

Total derivatives		$3	$4		$3	$4

Effect of Derivative Instruments on Income

	Location of Gain (Loss)	Three Months Ended March 31,
		2011	2010
Fair value hedges:
Interest rate swaps
Losses on derivatives	Other income, net*	$(1)	$-
Gains on borrowings	Other income, net*	1	-

	Location of Gain (Loss)	Three Months Ended March 31,
		2011	2010
Derivatives not designated as hedges:
Foreign currency forward contracts	Other income, net	$(2)	$12

*	For the three months ended March 31, 2011 and 2010, there was an insignificant gain and an insignificant loss, respectively, recognized in income related to the ineffective portion of these hedges. No amounts were excluded from the assessment of hedge effectiveness for the three months ended March 31, 2011 and 2010.

9.	EMPLOYEE BENEFIT PLANS

Defined Benefit Plans—We sponsor a frozen unfunded supplemental defined benefit executive retirement plan for certain former executives. Refer to the table below for costs related to this plan.

Defined Contribution Plans—We provide retirement benefits to certain qualified employees under the Retirement Savings Plan (a qualified plan under Internal Revenue Code Section 401(k)), the Field Retirement Plan (a nonqualified plan), and other similar plans. We record expenses related to the Retirement Savings Plan based on a percentage of qualified employee contributions on stipulated amounts; a substantial portion of these contributions are included in the other revenues from managed properties and other costs from managed properties lines in the condensed consolidated statements of income as the costs of these programs are largely related to employees located at lodging properties managed by us and are therefore paid for by the property owners. Refer to the table below for costs related to these plans.

Deferred Compensation Plans—Historically, we have provided nonqualified deferred compensation for certain employees through several different plans. These plans were funded through contributions to rabbi trusts. In 2010 these plans were consolidated into the Amended and Restated Hyatt Corporation Deferred Compensation Plan. Contributions and investment elections are determined by the employees. The Company also provides contributions according to a preapproved formula. A portion of these contributions relate to hotel property level employees, which are reimbursable to us and are included in the other revenues from managed properties and other costs from managed properties lines in the condensed consolidated statements of income. As of March 31, 2011 and December 31, 2010, the plans are fully funded in rabbi trusts. The assets of the plans are primarily invested in mutual funds, which are recorded in other assets in the condensed consolidated balance sheets. The related deferred compensation liability is recorded in other long-term liabilities. Refer to the table below for costs related to these plans.

The costs incurred for our employee benefit plans for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
Defined benefit plan	$-	$-
Defined contribution plans	9	8
Deferred compensation plans	3	2

10.	INCOME TAXES

The effective income tax rate from continuing operations for the three months ended March 31, 2011 and 2010 was 37.8% and 70.4%, respectively. For the three months ended March 31, 2011, the effective tax rate exceeds the U.S. statutory federal income tax rate of 35% due primarily to tax contingencies of $2 million (including $1 million of interest and penalties), partially offset by foreign earnings subject to tax at rates below the U.S. rate. For the 2010 period, the effective tax rate differed from U.S. statutory federal income tax rate of 35% primarily due to an increase in unrecognized tax benefits of $4 million (including $3 million of interest and penalties), an adjustment to deferred taxes of $2 million due to an international tax rate change, and other adjustments to deferred taxes of $2 million.

For 2011, the provision for income taxes has been calculated using an estimated annual effective tax rate as prescribed under GAAP. For 2010 we calculated the effective tax rate based on the year-to-date financials (“cut-off method”) because we believed this method more accurately presented the effective tax rate for that period.

Total unrecognized tax benefits at March 31, 2011 and December 31, 2010 were $88 million and $89 million, respectively, of which $52 million and $50 million, respectively, would impact the effective tax rate if recognized.

11.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we enter into various guarantees, commitments, surety bonds, and letter of credit agreements, which are discussed below:

Guarantees and Commitments—As of March 31, 2011, we are committed, under certain conditions, to loan or invest up to $543 million in various business ventures.

Included in the $543 million in commitments is our share of a recently formed hospitality venture’s commitment to purchase a hotel within a to-be constructed building in New York City for a total purchase price of $375 million. The hospitality venture will be funded upon the purchase of the hotel and our share of the purchase price commitment is 66.67%. In accordance with the purchase agreement, we have agreed to fund a letter of credit as security towards this future purchase obligation. As of March 31, 2011, the letter of credit is valued at $5 million. The agreement stipulates that subsequent increases in the value of the letter of credit to $10 million and $50 million as well as the purchase of the completed property are each contingent upon the completion of certain contractual milestones. The $5 million funded letter of credit is included as part of our total letters of credit outstanding at March 31, 2011 and therefore netted against our future commitments amount disclosed above. For further discussion see the “Letters of Credit” section of this Note below.

Also included in the $543 million above is our commitment to invest in a joint venture in order to develop, own and operate a hotel property in the State of Hawaii. While our final investment is contingent upon the amount of debt financing placed by the joint venture, the maximum remaining commitment under the joint venture agreement at March 31, 2011 is $122 million.

Certain of our hotel lease or management agreements contain performance tests that stipulate certain minimum levels of operating performance. These performance test clauses provide us the option to fund a shortfall in profit performance. If we choose not to fund the shortfall the hotel owner has the option to terminate the lease or management contract. As of March 31, 2011, an insignificant amount was recorded in accrued expenses related to these performance test clauses.

Additionally, from time to time we may guarantee certain of our hotel owners certain levels of hotel profitability based on various metrics. We have management agreements where we are required to make payments based on specified thresholds and have recorded a $1 million charge under one of these agreements in the three months ended March 31, 2011. Under a separate agreement, we had $5 million accrued as of March 31, 2011. The remaining maximum potential payments related to these agreements are $35 million.

We have entered into various loan, lease completion and repayment guarantees related to investments held in hotel operations. The maximum exposure under these agreements as of March 31, 2011 is $47 million. For a certain repayment guarantee related to one joint venture property, the Company has agreements with its partners that require each partner to pay a pro-rata portion of the guarantee based on each partner’s ownership percentage. Assuming successful enforcement of these agreements with respect to this particular joint venture, our maximum exposure under the various agreements described above as of March 31, 2011 would be $43 million. As of March 31, 2011, the maximum exposure includes $25 million of a loan repayment agreement guarantee related to our contribution of Hyatt Regency Minneapolis to a newly formed joint venture (see Note 6).

Surety Bonds—Surety bonds issued on our behalf totaled $22 million at March 31, 2011, and primarily relate to workers’ compensation, taxes, licenses, and utilities related to our lodging operations.

Letters of Credit—Letters of credit outstanding on our behalf as of March 31, 2011, totaled $79 million, the majority of which relate to our ongoing operations. Of the $79 million letters of credit outstanding, $72 million reduces the available capacity under the revolving credit facility.

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

12.	EQUITY

Stockholders’ Equity and Noncontrolling Interest—The following table details the equity activity for the three months ended March 31, 2011 and 2010, respectively.

	Stockholders’ equity	Noncontrolling interests in consolidated subsidiaries	Total equity
Balance at January 1, 2011	$5,118	$13	$5,131
Net income	10	-	10
Other comprehensive income	23	-	23
Attribution of share based payments	5	-	5

Balance at March 31, 2011	$5,156	$13	$5,169

Balance at January 1, 2010	$5,016	$24	$5,040
Net income	5	-	5
Other comprehensive income	4	-	4
Purchase of shares in noncontrolling interests	(3)	(1)	(4)
Attribution of share based payments	4	-	4

Balance at March 31, 2010	$5,026	$23	$5,049

Comprehensive Income—Comprehensive income primarily relates to reported earnings (losses) and foreign currency translation.

Comprehensive income consists of the following:

	Three Months Ended March 31,
	2011	2010
Net Income	$10	$5
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	23	4

Total comprehensive income	$33	$9
Comprehensive loss attributable to noncontrolling interests	-	-

Comprehensive income attributable to Hyatt Hotels Corporation	$33	$9

13.	STOCK-BASED COMPENSATION

As part of our long-term incentive plan, we award Stock Appreciation Rights (“SARs”), Restricted Stock Units (“RSUs”) and Performance Share Units (“PSUs”) to certain employees. Compensation expense and unearned compensation figures within this note exclude amounts related to employees of our managed hotels as this expense has been and will continue to be reimbursed by our third party hotel owners and is recorded on the lines other revenues from managed properties and other costs from managed properties. Compensation expense related to these awards for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
	2011	2010
Stock appreciation rights	$2	$3
Restricted stock units	2	1
Performance share units	-	-

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

During the three months ended March 31, 2011, the Company granted 359,062 SARs to employees with a weighted average grant date fair value of $19.08. The fair value of each SAR was estimated based on the date of grant using the Black-Scholes-Merton option-valuation model.

Restricted Stock Units—The Company grants both RSUs that may be settled in stock and RSUs that may be settled in cash. Each vested stock-settled RSU will be settled with a single share of our Class A common stock. The value of the stock-settled RSUs was based on the closing stock price of our Class A common stock as of the grant date. We record compensation expense earned for RSUs on a straight-line basis from the date of grant. In certain situations we also grant cash-settled RSUs which are recorded as a liability instrument. The liability and related expense for cash-settled RSUs are insignificant as of, and for the period ended, March 31, 2011. During the three months ended March 31, 2011, the Company granted a total of 484,685 RSUs (an insignificant portion of which are cash-settled RSUs) to employees which, with respect to stock-settled RSUs, had a weighted average grant date fair value of $41.74.

Performance Share Units—In March 2011 the Compensation Committee of our Board of Directors granted to certain senior executives PSUs, which are restricted stock units that vest based on satisfaction of certain performance targets. The number of PSUs that will ultimately vest and be paid out in Class A common stock will range from 0 to 200 percent of the target amount stated in each executive’s award agreement based upon the performance of the Company relative to the applicable performance target. The target number of PSUs granted total 99,660 with a weighted average grant date fair value of $41.74. The performance period is a three year period beginning January 1, 2011 ending December 31, 2013. The PSUs will vest at the end of the performance period only if the performance target is met and there is no interim performance metric.

Our total unearned compensation for our stock-based compensation programs as of March 31, 2011 was $22 million for SARs, $42 million for RSUs and $4 million for PSUs, which will be recorded to compensation expense over the next eleven years.

14.	RELATED-PARTY TRANSACTIONS

In addition to those included elsewhere in the notes to the condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:

Leases—Our corporate headquarters have been located at the Hyatt Center in Chicago, Illinois since 2005. The Hyatt Center was owned by a related party until December 20, 2010, when it was sold to a third party. We recorded, in selling, general and administrative expenses, $2 million during the three months ended March 31, 2010 for rent, taxes and our share of operating expenses and shared facility costs under the lease while the building was owned by a related party. A subsidiary of Hyatt Hotels Corporation holds a master lease for a portion of the Hyatt Center and has entered into sublease agreements with certain related parties. Future sublease income for this space from related parties is $18 million.

Legal Services—A partner in a law firm that provided services to us throughout the three months ended March 31, 2011 and 2010 is the brother-in-law of our Executive Chairman. We incurred legal fees with this firm of $1 million and $2 million, for the three months ended March 31, 2011 and 2010, respectively. Legal fees, when expensed, are included in selling, general and administrative expenses. As of March 31, 2011 and December 31, 2010, we had $1 million and insignificant amounts, respectively, due to the law firm.

Equity Method Investments—We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We recorded fees of $8 million and $8 million for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, we had receivables due from these properties of $10 million and $8 million, respectively. In addition, in some cases we provide loans or guarantees (see Note 11) to these entities. Our ownership interest in these equity method investments generally varies from 8 to 50 percent.

15.	SEGMENT INFORMATION

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

North American Management and Franchising—This segment derives its earnings from services provided including hotel management and licensing of our family of brands to franchisees located in the U.S., Canada and the Caribbean. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners and franchisees with no added margin and includes in costs and expenses these reimbursed costs. These costs relate primarily to payroll costs at managed properties where the Company is the employer. These revenues and costs are recorded on the lines other revenues from managed properties and other costs from managed properties, respectively. The intersegment revenues relate to management fees that are collected from the Company’s owned hotels, which are eliminated in consolidation.

International Management and Franchising—This segment derives its earnings from services provided including hotel management and licensing of our family of brands to franchisees located in countries outside of the U.S., Canada and the Caribbean. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners and franchisees with no added margin and includes in costs and expenses these reimbursed costs. These costs relate primarily to reservations, marketing and IT costs. These revenues and costs are recorded on the lines other revenues from managed properties and other costs from managed properties, respectively. The intersegment revenues relate to management fees that are collected from the Company’s owned hotels, which are eliminated in consolidation.

Our chief operating decision maker evaluates performance based on each segment’s Adjusted EBITDA. We define Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro-rata share of unconsolidated hospitality ventures Adjusted EBITDA before equity earnings (losses) from unconsolidated hospitality ventures; gains on sale of real estate; asset impairments; other income, net; discontinued operations, net of tax; net loss attributable to noncontrolling interests; depreciation and amortization; interest expense; and provision for income taxes.

The table below shows summarized consolidated financial information by segment. Included within Corporate and other are unallocated corporate expenses and revenues and expenses on our vacation ownership properties.

	Three Months Ended March 31,
(in millions)	2011	2010
North American Management and Franchising
Revenues	$392	$347
Intersegment Revenues (a)	14	16
Adjusted EBITDA	40	31
Depreciation and Amortization	3	3

International Management and Franchising
Revenues	51	48
Intersegment Revenues (a)	4	4
Adjusted EBITDA	20	14
Depreciation and Amortization	-	-

Owned and Leased Hotels
Revenues	432	451
Adjusted EBITDA	75	82
Depreciation and Amortization	66	65

Corporate and other
Revenues	18	15
Adjusted EBITDA (b)	(26)	(15)
Depreciation and Amortization	2	2

Eliminations (a)
Revenues	(18)	(20)
Adjusted EBITDA	-	-
Depreciation and Amortization	-	-

TOTAL
Revenues	$875	$841
Adjusted EBITDA	109	112
Depreciation and Amortization	71	70

(a)	Intersegment revenues are included in the segment revenue totals and eliminated in Eliminations.

(b)	The three months ended March 31, 2010 includes a favorable settlement of approximately $8 million for a construction dispute at one of our vacation ownership properties.

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010

Adjusted EBITDA	$109	$112
Equity earnings (losses) from unconsolidated hospitality ventures	3	(8)
Other income, net	3	16
Discontinued operations, net of tax	-	(2)
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(15)	(14)

EBITDA	100	104
Depreciation and amortization	(71)	(70)
Interest expense	(13)	(12)
Provision for income taxes	(6)	(17)

Net income attributable to Hyatt Hotels Corporation	$10	$5

16.	EARNINGS PER SHARE

The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, are as follows:

	Three Months Ended March 31,
	2011	2010
Numerator:
Income from continuing operations	$10	$7
Loss from discontinued operations	-	(2)

Net income	$10	$5
Net loss attributable to noncontrolling interests	$-	$-

Net income attributable to Hyatt Hotels Corporation	$10	$5

Denominator:
Basic weighted average shares outstanding:	174,228,122	173,963,792
Share-based compensation	274,957	40,178

Diluted weighted average shares outstanding	174,503,079	174,003,970

Basic Earnings Per Share:
Income from continuing operations	$0.06	$0.04
Loss from discontinued operations	-	(0.01)

Net income	$0.06	$0.03
Net loss attributable to noncontrolling interests	$-	$-

Net income attributable to Hyatt Hotels Corporation	$0.06	$0.03

Diluted Earnings Per Share:
Income from continuing operations	$0.06	$0.04
Loss from discontinued operations	-	(0.01)

Net income	$0.06	$0.03
Net loss attributable to noncontrolling interests	$-	$-

Net income attributable to Hyatt Hotels Corporation	$0.06	$0.03

The computations of diluted net income per share for the three months ended March 31, 2011 and 2010 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs, RSUs and PSUs because they are anti-dilutive.

	Three Months Ended March 31,
	2011	2010
Stock-settled SARs	103,000	93,700
RSUs	92,000	555,600
PSUs	15,000	-

17.	OTHER INCOME, NET

Other income, net includes interest income, gains (losses) on other marketable securities and foreign currency losses; including gains (losses) on foreign currency exchange rate instruments (see Note 8). The table below provides a reconciliation of the components in other income, net for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010
Interest income	$5	$5
Gains (losses) on other marketable securities	(1)	11
Foreign currency losses	(1)	(1)
Other	-	1

Other income, net	$3	$16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company’s plans, strategies, financial performance, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K, the rate and the pace of economic recovery following the economic downturn, levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; hostilities, including future terrorist attacks, or fear of hostilities that affect travel; travel-related accidents; natural or man-made disasters such as earthquakes, tsunamis, tornados, hurricanes, floods and oil spills; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through internet travel intermediaries; changes in the tastes and preferences of our customers; relationships with associates and labor unions and changes in labor law; financial condition of, and our relationships with, third-party property owners, franchisees and hospitality venture partners; risk associated with potential acquisitions and dispositions and the introduction of new brand concepts; changes in federal, state, local or foreign tax law; increases in interest rates and operating costs; fluctuations in currency exchange rates; lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access the capital markets; changes in the competitive environment in our industry and the markets where we operate; outcomes of legal proceedings; and violation of regulations or laws related to our franchising business. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q.

Executive Overview

We are a global hospitality company engaged in the management, franchising, ownership and development of Hyatt-branded hotels, resorts and residential and vacation ownership properties around the world. As of March 31, 2011, our worldwide property portfolio consisted of 451 properties (126,645 rooms and units), including:

•	174 managed properties (66,844 rooms), all of which we operate under management agreements with third-party property owners;

•	134 franchised properties (20,793 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	89 owned properties (including 3 consolidated hospitality ventures) (23,104 rooms) and 6 leased properties (2,851 rooms), all of which we manage;

•	25 managed properties owned or leased by unconsolidated hospitality ventures (10,860 rooms);

•	15 vacation ownership properties (963 units), all of which we manage; and

•	8 residential properties (1,230 units), all of which we manage and some of which we own.

Our operating results for the first quarter of 2011 reflect improved reported revenue per available room (“RevPAR”) levels driven by a combination of occupancy and average daily rate improvement which translated into higher fees for our management and franchising segments. Our owned and leased segment shows declines in both revenues and Adjusted EBITDA driven by the combined impact of (1) major renovations occurring at a number of our owned properties and (2) the sale or transfer of eight hotels during 2010 and the first quarter of 2011. This quarter was also marked by significant world events including political and military unrest in the Middle East and an earthquake and related tsunami in Japan. While certain of our hotels were negatively affected, the impact was not significant to our quarterly results. While the aftermath of these events is still unfolding, we do not currently believe that the impact to future periods will be significant to our consolidated results.

While performance at our comparable owned and leased properties and comparable North America full service properties was significantly impacted by the previously discussed large scale renovations, our average daily rates and occupancy in North America for both group and transient business continue to improve. The increased occupancy at our North American full service properties is also leading to improved banquet and outlet revenues. Our international operations experienced improvement in RevPAR in all regions, with Asia Pacific and Latin America showing the most significant growth.

Our consolidated revenues increased by $34 million or 4.0% (3.6% excluding the effects of currency) for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010. In addition to a $37 million increase in other revenues from managed properties and a small increase in other revenues, our management and franchise fees increased $13 million driven by improved base and incentive fees. These increases were partially offset by a decrease in owned and leased hotels revenue of $19 million, which was driven by a $28 million decrease due to the sale or transfer of the eight aforementioned hotels and a $13 million decrease relating to a number of hotels undergoing large scale renovations. These decreases were partially offset by increases in other comparable owned and leased hotels not undergoing significant renovation and the operations of a newly opened hotel.

Our consolidated Adjusted EBITDA for the first quarter of 2011, compared to the first quarter of 2010, decreased by $3 million. The asset sales and transfer as well as the renovations decreased Adjusted EBITDA by approximately $3 million and approximately $10 million, respectively. In addition, the first quarter of 2010 included a favorable settlement of approximately $8 million for a construction dispute at one of our vacation ownership properties. Partially offsetting these decreases is a $15 million increase from our management and franchising segments driven primarily by increased fees combined with overall reduced selling, general and administrative costs. See “-Non-GAAP Measure Reconciliation,” below, for an explanation of how we use Adjusted EBITDA, why we present it and material limitations on its usefulness.

We presently expect transient and group demand to continue to have a positive impact on RevPAR levels during 2011. Thus far, we have realized average daily rate increases and anticipate that we will see continued improvement in this area as RevPAR levels remain well below pre-recession levels. We do, however, believe that our previously discussed renovation activity will continue to have a negative impact on the second and third quarter of 2011 due to continued displacement by way of a reduction in daily room inventory at certain of our owned hotels. We expect that results later in the year and beyond will benefit from the completion of a large portion of these renovations in the third and fourth quarter of 2011.

We maintain a high level of liquidity in our balance sheet with over $1.6 billion in cash and cash equivalents, investments in highly-rated money market funds and short-term investments at March 31, 2011. At March 31, 2011, we had available credit facilities with banks for various corporate purposes. The amount of unused credit facilities as of March 31, 2011 was approximately $1.1 billion.

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

In addition to our three reportable segments, Corporate and other includes the results of our vacation ownership business, the results of our co-branded credit card launched in 2010 and unallocated corporate expenses.

Results of Operations

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Consolidated Results

	Three Months Ended March 31,
(In millions, except percentages)	2011	2010	Better / (Worse)
REVENUES:
Total revenues	$875	$841	$34	4%

DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	354	364	10	3%
Depreciation and amortization	71	70	(1)	(1)%
Other direct costs	4	(5)	(9)	(180)%
Selling, general, and administrative	70	69	(1)	(1)%
Other costs from managed properties	359	322	(37)	(11)%

Direct and selling, general, and administrative expenses	858	820	(38)	(5)%

Net gains and interest income from marketable securities held to fund operating programs	6	7	(1)	(14)%
Equity earnings (losses) from unconsolidated hospitality ventures	3	(8)	11	138%
Interest expense	(13)	(12)	(1)	(8)%
Other income, net	3	16	(13)	(81)%

INCOME BEFORE INCOME TAXES	16	24	(8)	(33)%

PROVISION FOR INCOME TAXES	(6)	(17)	11	65%

INCOME FROM CONTINUING OPERATIONS	10	7	3	43%

LOSS FROM DISCONTINUED OPERATIONS	-	(2)	2	100%

NET INCOME	10	5	5	100%

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-	-	0%

NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$10	$5	$5	100%

Revenues.    Consolidated revenues for the three months ended March 31, 2011 increased $34 million, or 4%, compared to the three months ended March 31, 2010, including $4 million in net favorable currency effects and a $37 million increase in other revenues from managed properties. The increase in other revenues from managed properties was due to higher cost reimbursements to us by managed properties, primarily due to new managed hotel openings in 2010 and owned hotels that were sold and converted to management agreements in 2010 and 2011. Included in other revenues from managed properties is an increase of $1 million in benefits costs resulting from improved performance of the underlying assets for benefit programs funded through rabbi trusts. These expenses are offset in other costs from managed properties, thus having no net impact to our earnings. Excluding this amount, other revenues from managed properties increased $36 million, or 11%, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Comparable owned and leased hotel revenue increased $3 million over the same period, driven by net favorable currency effects of $3 million. Noncomparable owned and leased hotel revenue decreased $22 million in the three months ended March 31, 2011, compared to the three months ended March 31, 2010 primarily due to a $28 million decrease from the sale or transfer of eight hotels during 2010 and the first quarter of 2011. We also experienced a $13 million increase in management and franchise fee revenues, primarily driven by increased base and incentive management fees, of which approximately $1 million was attributable to hotels sold and converted to management and franchise agreements. Included in consolidated management fees for the three months ended March 31, 2011 were base management fees of $35 million, a 17% increase from the three months ended March 31, 2010, and incentive management fees of $26 million, a 30% increase when compared to the same period ended March 31, 2010. The increase in management fees was driven by an increase in demand which was reflected in higher occupancy levels, as well as growth in average daily rates, particularly from continued recovery in group business and further improvement in transient corporate and leisure travel. Corporate and other revenues, which include the revenues of our vacation ownership business and our co-branded credit card, increased $3 million during the three months ended March 31, 2011 when compared to the same period ended March 31, 2010. The table below provides a breakdown of revenues by segment for the three months ended March 31, 2011 and 2010. For further discussion of segment revenues for the periods presented, please refer to “—Segment Results,” below.

	Three Months Ended March 31,
(in millions, except percentages)	2011	2010	Better / (Worse)
Owned and leased hotels	$432	$451	$(19)	(4.2)%
North American management and franchising	392	347	45	13.0%
International management and franchising	51	48	3	6.3%
Corporate and other	18	15	3	20.0%
Eliminations	(18)	(20)	2	10.0%

Consolidated revenues	$875	$841	$34	4.0%

Owned and leased hotels expense.    Expenses for owned and leased hotels decreased by $10 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease was driven primarily by $19 million of reduced expense from noncomparable owned and leased hotels. The eight properties sold or transferred during 2010 and the first quarter of 2011 reduced expenses by $24 million. Partially offsetting this decrease was $5 million of increased expense at a hotel opened in 2010. Comparable owned and leased hotels expense increased by $8 million, largely attributable to higher compensation and related costs. Additionally, expenses recognized with respect to our employee benefit programs funded through rabbi trusts increased $1 million as a result of improved performance of the underlying invested assets. These expenses are fully offset by corresponding net gains and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.

Depreciation and amortization expense.    Depreciation and amortization expense increased by $1 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This increase was primarily driven by increased depreciation at comparable owned and leased hotels, as new assets are being placed in service at hotels under renovation. The decrease in depreciation for assets sold or transferred was largely offset by an increase in depreciation for a hotel opened in 2010.

Other direct costs.    Other direct costs primarily represent costs associated with our vacation ownership operations. These costs increased by $9 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. During the first three months of 2010, we were awarded a favorable settlement of approximately $8 million related to a construction dispute at one of our vacation ownership properties. This settlement more than offset our costs of goods sold in the quarter resulting in negative direct costs for the period ended March 31, 2010.

Selling, general and administrative expenses.    Selling, general and administrative costs increased by $1 million, or 1%, in the three months ended March 31, 2011 compared to the three months ended

March 31, 2010. The increase was primarily driven by increased compensation and related expenses of $5 million and increased travel and entertainment expenses of $1 million. These increases were partially offset by reduced bad debt expense of $5 million. Included in selling, general and administrative expenses is an insignificant increase in benefits costs resulting from improved performance of the underlying assets for benefit programs funded through rabbi trusts.

Net gains and interest income from marketable securities held to fund operating programs.    Marketable securities held to fund our benefit programs funded through rabbi trusts resulted in a net gain of $6 million in the three months ended March 31, 2011, compared to the net gain of $5 million in the three months ended March 31, 2010 due to improved performance of the underlying securities. The gains on securities held in the rabbi trusts are offset by expenses in our owned and leased hotels expense and in selling, general and administrative expenses for our corporate staff and personnel supporting our business segments, having no net impact on our earnings. Of the $1 million change in the underlying securities, an insignificant amount was offset in selling, general and administrative expenses and $1 million was offset in owned and leased hotel expenses. Marketable securities held to fund our Gold Passport program generated an insignificant net gain in the three months ended March 31, 2011, compared to a $2 million net gain for the three months ended March 31, 2010. The gains and losses on securities held to fund our Gold Passport program are offset by corresponding changes to our owned and leased hotel revenues, thus having no net impact on our earnings.

Equity earnings (losses) from unconsolidated hospitality ventures.    Equity earnings from unconsolidated hospitality ventures were $3 million in the three months ended March 31, 2011 compared to equity losses of $8 million for the three months ended March 31, 2010. The increase was primarily due to $4 million of higher earnings generated by the underlying hotels and vacation ownership properties and $3 million in distributions.

Interest expense.    Interest expense increased $1 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. In the three months ended March 31, 2011, interest expense increased by $3 million due to reduced interest capitalization on construction projects when compared to the three months ended March 31, 2010. In 2010, we repaid one hotel loan and extinguished debt related to the Hyatt Regency Princeton in a deed in lieu of foreclosure transaction, which resulted in a decrease of $2 million in interest expense during the three months ended March 31, 2011 compared to the same period in 2010.

Other income, net.    Other income, net decreased by $13 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to declines in gains (losses) on other marketable securities of $12 million. The table below provides a breakdown of other income, net for the three months ended March 31, 2011 and 2010:

(in millions except percentages)	Three Months Ended March 31,
	2011	2010	Better / (Worse)
Interest income	$5	$5	$-	-%
Gains (losses) on other marketable securities	(1)	11	(12)	(109.1)%
Foreign currency losses	(1)	(1)	-	-%
Other (1)	-	1	(1)	(100.0)%

Other income, net	$3	$16	$(13)	(81.3)%

(1)	Includes gains (losses) on asset retirements for each period presented.

Provision for income taxes.    The effective income tax rate from continuing operations for the three months ended March 31, 2011 and 2010 was 37.8% and 70.4%, respectively. For the first quarter ended March 31, 2011, the effective tax rate exceeds the U.S. statutory federal income tax rate of 35% due primarily to tax contingencies of $2 million (including $1 million of interest and penalties), partially offset by foreign earnings subject to tax at rates below the U.S. rate. For the 2010 period, the effective tax rate differed from U.S. statutory federal income tax rate of 35% primarily due to an increase in unrecognized tax benefits of $4 million (including $3 million of interest and penalties), an adjustment to deferred taxes of $2 million due to an international tax rate change, and other adjustments to deferred taxes of $2 million.

Discontinued operations.    During the three months ended March 31, 2011, we had no impact from discontinued operations. During the three months ended March 31, 2010, we classified the results relating to one hotel and one residential property as discontinued operations as they were both held for sale as of the March 31, 2010. We recognized $2 million of a net loss for the three months ended March 31, 2010 related to the operating results of these two properties. The loss was primarily driven by an impairment charge related to one of the properties, as we determined that the carrying amount of the assets exceeded fair value and were not fully recoverable.

Segment Results

We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA, as described in Note 15 to our Condensed Consolidated Financial Statements. The segment results presented below are presented before intersegment eliminations.

Owned and Leased Hotels.    Revenues decreased $19 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Noncomparable owned and leased hotels revenue decreased by $22 million during the first quarter of 2011, primarily driven by hotels sold or transferred during 2010 and the first quarter of 2011. Comparable owned and leased hotel revenues increased $3 million, which included $3 million of favorable currency effects during the first quarter of 2011. Excluding a number of North American hotels under major renovation, worldwide comparable hotel revenues increased $16 million in the first quarter of 2011 as several hotels experienced strong group business and improved transient occupancy. Offsetting these increases were the North American properties undergoing significant renovations, which had revenue declines of $13 million. Additionally, revenues at our Vancouver hotel declined $3 million in the three months ended March 31, 2011, as compared to March 31, 2010 due to the positive impact of last year’s winter Olympics on 2010 results.

	Three Months Ended March 31,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2011	2010	Better / (Worse)	2011	2010	Change in Occ % pts	2011	2010	Better / (Worse)
Full Service	$125	$125	0.5%	64.5%	65.3%	(0.8)%	$194	$191	1.6%
Select Service	68	62	10.1%	71.5%	69.0%	2.5%	96	90	6.3%
Total Owned and Leased Hotels	$110	$108	2.0%	66.4%	66.3%	0.1%	$165	$162	1.8%

						Three Months Ended December 31,
(in millions except percentages)						2011	2010	Better / (Worse)
Segment Revenues						$432	$451	$(19)	(4.2)%
Segment Adjusted EBITDA						$75	$82	$(7)	(8.5)%

Adjusted EBITDA decreased by $7 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, which included $1 million in net favorable currency effects. Comparable owned and leased hotel performance declined $6 million, largely due to the impact of the major renovations at a number of the owned and leased hotels. Additionally, Adjusted EBITDA decreased $3 million due to the hotels sold or transferred during 2010 and the first quarter of 2011. These decreases were partially offset by improved EBITDA performance at our joint venture hotels.

North American management and franchising.    North American segment revenues increased by $45 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Other revenues from managed properties drove a significant portion of the increase, due to increased cost reimbursements from our managed properties, as a result of higher occupancy. Management and franchise fees increased $6 million compared to the first three months of 2010, primarily due to increased base management fees of $3 million and increased franchise fees of $2 million. Our full service hotels experienced improvements in occupancy and average daily rates for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 from both group and transient business. The first quarter of 2011 also benefited from the impact of the Easter holiday moving from March 2010 to April 2011 as our hotels typically have reduced business in the week leading up to the holiday. RevPAR at our select service hotels in the three months ended March 31, 2011 increased by 11.6% compared to the three months ended March 31, 2010 driven by average daily rates and occupancy improvement.

	Three Months Ended March 31,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2011	2010	Better / (Worse)	2011	2010	Change in Occ % pts	2011	2010	Better / (Worse)
North American Full Service	$109	$101	8.1%	66.5%	64.1%	2.4%	$163	$157	4.1%
North American Select Service	69	61	11.6%	70.0%	65.0%	5.0%	98	94	3.7%

						Three Months Ended March 31,
(in millions except percentages)						2011	2010	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees						$51	$45	$6	13.3%
Other Revenues from Managed Properties						341	302	39	12.9%

Total Segment Revenues						$392	$347	$45	13.0%
Segment Adjusted EBITDA						$40	$31	$9	29.0%

Adjusted EBITDA increased by $9 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due primarily to increased management and franchise fees of $6 million. Additionally, bad debt expense decreased $2 million and expenses under contractual performance obligations decreased $1 million due to better hotel performance for the three months ended March 31, 2011 when compared to the same period in 2010.

International management and franchising.    International segment revenues increased by $3 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 and included $1 million in net favorable currency impact. The $5 million increase in management and franchising fees was primarily driven by an 11% increase (or 7% increase, excluding the favorable currency impact) in RevPAR for our comparable systemwide international full service hotels. This RevPAR improvement was primarily the result of increased average daily rates, with particularly strong results from our hotels in Asia. Of the $5 million increase in fees, $4 million was incentive fees, a portion of which related to a one-time termination fee of $1 million which was received during the three months ended March 31, 2011.

	Three Months Ended March 31,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2011	2010	Better / (Worse)	2011	2010	Change in Occ % pts	2011	2010	Better / (Worse)
International Full Service	$147	$133	11.0%	64.1%	62.3%	1.8%	$230	$213	7.8%

						Three Months Ended March 31,
(in millions except percentages)						2011	2010	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees						$37	$32	$5	15.6%
Other Revenues from Managed Properties						14	16	(2)	(12.5)%

Total Segment Revenues						$51	$48	$3	6.3%

Segment Adjusted EBITDA						$20	$14	$6	42.9%

Adjusted EBITDA increased by $6 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, which included insignificant net unfavorable currency effects. The increase is primarily due to increased management and franchise fees of $5 million. Additionally, there was a decrease in bad debt expense of $3 million, which was partially offset by increased compensation and related expenses of $2 million for the three months ended March 31, 2011 as compared to the same period in 2010.

Corporate and other.    Corporate and other includes unallocated corporate expenses, the results of our vacation ownership business and the results of our co-branded credit card launched in 2010.

	Three Months Ended March 31,
(in millions except percentages)	2011	2010	Better / (Worse)
Corporate and other Revenues	$18	$15	$3	20.0%

Corporate and other Adjusted EBITDA	$(26)	$(15)	$(11)	(73.3)%

Adjusted EBITDA decreased $11 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This decrease was primarily due to a $9 million increase in expenses as last year included a favorable settlement of approximately $8 million, related to a construction dispute at one of our vacation ownership properties. The remaining decline was primarily due to increased compensation and related benefits expense of $3 million.

Eliminations.    Eliminations of $18 million and $20 million for the three months ended March 31, 2011 and 2010, respectively, primarily represent fees charged by our management and franchising segments to our owned and leased hotels for managing their operations.

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

The following table sets forth Adjusted EBITDA by segment for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
(in millions, except percentages)	2011	2010	Variance
Owned and leased hotels	$75	$82	$(7)	(8.5)%
North American management and franchising	40	31	9	29.0%
International management and franchising	20	14	6	42.9%
Corporate and other	(26)	(15)	(11)	(73.3)%

Consolidated Adjusted EBITDA	$109	$112	$(3)	(2.7)%

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(in millions)	2011	2010
Adjusted EBITDA	$109	$112
Equity earnings (losses) from unconsolidated hospitality ventures	3	(8)
Other income, net	3	16
Discontinued operations, net of tax	-	(2)
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(15)	(14)

EBITDA	100	104
Depreciation and amortization	(71)	(70)
Interest expense	(13)	(12)
Provision for income taxes	(6)	(17)

Net income attributable to Hyatt Hotels Corporation	$10	$5

Liquidity and Capital Resources

Overview

We finance our business primarily with existing cash and cash generated from our operations. As part of our business strategy we also recycle capital by using net proceeds from dispositions to support our acquisitions and new investment opportunities. When appropriate, we also borrow cash under our revolving credit facility or from other third party sources, and may also raise funds by issuing debt or equity securities as necessary. We maintain a cash investment policy that emphasizes preservation of capital. We believe that our cash position and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives in the near future.

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

Sources and Uses of Cash

In 2010, we established an investment program for the purpose of investing a portion of our excess available cash. This program, which consists of investment maturities of up to two years, allows for investment in highly liquid and transparent commercial paper, corporate notes and bonds, U.S. treasuries and U.S. agencies. These investments can be readily liquidated without any significant costs.

At March 31, 2011 and December 31, 2010, we had cash and cash equivalents of $1.1 billion. Additionally, we had short-term investments in certificates of deposit and other marketable securities of $527 million and $524 million as of March 31, 2011 and December 31, 2010, respectively.

	Three Months Ended March 31,
(in millions)	2011	2010
Cash provided by (used in):
Operating activities	$41	$60
Investing activities	(39)	(89)
Financing activities	24	(3)
Cash provided by discontinued operations	-	1
Effects of changes in exchange rate on cash and cash equivalents	-	12

Net change in cash and cash equivalents	$26	$(19)

Cash Flows from Operating Activities

Cash flows provided by operating activities totaled $41 million in the three months ended March 31, 2011, compared to $60 million in the same period last year. Cash flow from operations decreased due to an increase in cash paid for taxes in 2011 and a favorable cash settlement received in 2010 for a timeshare construction project.

Cash Flows from Investing Activities

Cash flows used in investing activities totaled $39 million in the three months ended March 31, 2011 compared to $89 million in the same period last year. In the three months ended March 31, 2011, we contributed $16 million to marketable securities, short-term investments and unconsolidated hospitality ventures compared to $56 million in the same period last year. During the three months ended March 31, 2011, we sold a Company owned airplane for $18 million, net of closing costs. Additionally, during the three months ended March 31, 2011, we released $15 million of restricted cash related to the sale of Hyatt Regency Greenville as a like-kind exchange agreement was not consummated within applicable time periods. During the three months ended March 31, 2010, we sold the Hyatt Regency Boston property for $113 million, net of cash received; at March 31, 2010 the proceeds were held by an intermediary in an escrow account.

Cash Flows from Financing Activities

Cash flows provided by financing activities totaled $24 million in the three months ended March 31, 2011, compared to cash used in financing activities of $3 million during the three months ended March 31, 2010. During the three months ended March 31, 2011, we assigned a $25 million loan to a newly formed joint venture formed for the purpose of owning and operating the Hyatt Regency Minneapolis. The loan was obtained during the quarter and the proceeds from the loan were retained by the Company. During the three months ended March 31, 2011 and 2010 we had no drawings on our revolving credit facility.

The following is a summary of our debt to capital ratios:

(in millions, except percentages)	March 31, 2011	December 31, 2010
Consolidated debt (1)	$768	$771
Stockholders’ equity	5,156	5,118

Total capital	5,924	5,889
Total debt to total capital	13.0%	13.1%
Consolidated debt (1)	768	771
Less: Cash and cash equivalents and short-term investments	1,663	1,634

Net consolidated debt (cash and short-term investments)	(895)	(863)
Net debt to total capital	-15.1%	-14.7%

(1)	Excludes approximately $530 million and $512 million of our share of unconsolidated hospitality venture indebtedness as of March 31, 2011 and December 31, 2010, respectively, substantially all of which is non-recourse to us.

Capital Expenditures

We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance, enhancements to existing properties and investment in new facilities.

During the three months ended March 31, 2011, we had total capital expenditures of $46 million, which included $34 million for enhancements to existing properties, $9 million for maintenance and $3 million for investment in new facilities. During the comparable period in 2010, our total capital expenditures were $37 million, which included $15 million of capital expenditures related to a property in New York that opened in July 2010. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations.

Senior Unsecured Notes

On August 10, 2009, we issued $500 million aggregate principal amount of senior unsecured notes. The table below sets forth the principal, maturity and interest rate of the senior unsecured notes. Interest on the senior unsecured notes is payable semi-annually.

Description	Principal Amount
5.750% senior unsecured notes due 2015	$250,000,000
6.875% senior unsecured notes due 2019	$250,000,000

We are in compliance with all applicable covenants as of March 31, 2011.

Revolving Credit Facility

Under the terms of our $1.5 billion unsecured revolving credit facility, $370 million of credit availability matured on June 29, 2010, with the remaining availability of $1,130 million maturing on June 29, 2012. The revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper back-up and permitted investments and acquisitions. We have the option to increase our facility by an aggregate amount not to exceed $370 million, subject to certain conditions, including, without limitation, our ability to secure commitments from one or more new lenders to provide such increase. The average daily borrowings under the revolving credit facility were $0 for the three months ended March 31, 2011 and 2010. As of March 31,

2011 and December 31, 2010, we had no borrowings outstanding under our revolving credit facility. We did, however, have $72 million and $71 million in outstanding undrawn letters of credit that are issued under our revolving credit facility (and reduce the availability thereunder by the corresponding amount) as of March 31, 2011 and December 31, 2010, respectively.

We are in compliance with all applicable covenants as of March 31, 2011.

Letters of Credit

We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $79 million in letters of credit outstanding at March 31, 2011 and December 31, 2010, respectively. We had letters of credit issued directly with financial institutions of $7 million and $8 million at March 31, 2011 and December 31, 2010, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2010 Form 10-K. Since the date of our 2010 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At March 31, 2011, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.

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

As of March 31, 2011, we had entered into four $25 million interest swap contracts, each of which expires on August 15, 2015 and effectively converted a total of $100 million of our 2015 Notes to floating rate debt based on three-month LIBOR plus a fixed rate component. The fixed rate component of each swap varies by contract, with a range from 2.68% to 2.9675%. The fixed to floating interest rate swaps were designated as a fair value hedge as their objective is to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as fair value hedges at inception and at March 31, 2011 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes. At March 31, 2011, the fixed to floating interest rate swaps were recorded within other assets at a value of $3 million, offset by a fair value adjustment to long-term debt of $3 million. See Note 8 to the accompanying condensed consolidated financial statements for further information on our interest rate risk.

A hypothetical 10% increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $1 million and $1 million, respectively.

Foreign Currency Exposures and Exchange Rate Instruments

We conduct business in various foreign currencies and use foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. These foreign currency exposures typically arise from intercompany loans and other intercompany transactions. The U.S. dollar equivalent of the notional amount of the forward contracts as of March 31, 2011 and December 31, 2010 was $158 million and $176 million, respectively, all of which expire within the next twelve months. We intend to offset the gains and losses related to our intercompany loans and transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect to net income attributable to Hyatt Hotels Corporation. We expect to continue this practice relating to our intercompany loans and transactions, and may also begin to manage the risks associated with other transactional and translational foreign currency volatility within our business. See Note 8 to the accompanying condensed consolidated financial statements for further information on our foreign currency exposures and exchange rate risk.

ITEM 4.	Controls and Procedures.

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

At March 31, 2011, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

As previously disclosed, during the fourth quarter of 2010 we used approximately $32 million of the proceeds to pay off a 10.07% fixed rate mortgage loan with a maturity of September 30, 2011. We intend to use the remaining portion of the net proceeds for general corporate purposes or for the acquisition of, or investment in, new properties or businesses that complement our business. Pending the full application of the net proceeds as described above, we have invested unused proceeds in short-term, investment grade, interest-bearing securities. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus dated November 4, 2009 filed by us with the SEC pursuant to Rule 424(b) and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed by us with the SEC on February 17, 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

10.1	Hyatt Hotels Corporation Amended and Restated Summary of Non-Employee Director Compensation (January 2011)

10.2	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 21, 2011)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	To be filed within 30 days in accordance with Rule 405(a)(2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyatt Hotels Corporation

Date: May 3, 2011	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial and accounting officer of the registrant.

Date: May 3, 2011	By:	/s/ Harmit J. Singh
Harmit J. Singh
Chief Financial Officer
(Principal Financial and Accounting Officer)