Form 10-Q
period 2011-06-30
Hyatt Hotels Corp
filed 2011-08-02
CIK 1468174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 28, 2011, there were 44,651,851 shares of the registrant’s Class A common stock, $0.01 par value, outstanding and 120,478,305 shares of the registrant’s Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions of dollars, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
REVENUES:
Owned and leased hotels	$484	$483	$916	$934
Management and franchise fees	75	64	145	121
Other revenues	17	12	31	23
Other revenues from managed properties	360	330	719	652

Total revenues	936	889	1,811	1,730

DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	372	374	726	738
Depreciation and amortization	72	66	143	136
Other direct costs	6	2	10	(3)
Selling, general, and administrative	71	58	141	127
Other costs from managed properties	360	330	719	652

Direct and selling, general, and administrative expenses	881	830	1,739	1,650
Net gains (losses) and interest income from marketable securities held to fund operating programs	2	(8)	8	(1)
Equity earnings (losses) from unconsolidated hospitality ventures	2	(11)	5	(19)
Interest expense	(14)	(12)	(27)	(24)
Asset impairments	(1)	(3)	(1)	(3)
Other income (loss), net	(9)	(6)	(6)	10

INCOME BEFORE INCOME TAXES	35	19	51	43
(PROVISION) BENEFIT FOR INCOME TAXES	1	-	(5)	(17)

INCOME FROM CONTINUING OPERATIONS	36	19	46	26
DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of income tax benefit of $0 and $1 for the three months ended and $0 and $2 for the six months ended June 30, 2011 and 2010 respectively	-	(1)	-	(3)
Gains on sales of discontinued operations, net of income tax expense of $0 and $3 for the three months ended and $0 and $3 for the six months ended June 30, 2011 and 2010, respectively	-	6	-	6

NET INCOME	36	24	46	29
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1	1	1	1

NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$37	$25	$47	$30

EARNINGS PER SHARE - Basic
Income from continuing operations	$0.21	$0.11	$0.27	$0.15
Gain from discontinued operations	$-	$0.03	$-	$0.02
Net income attributable to Hyatt Hotels Corporation	$0.22	$0.14	$0.28	$0.17

EARNINGS PER SHARE - Diluted
Income from continuing operations	$0.21	$0.11	$0.27	$0.15
Gain from discontinued operations	$-	$0.03	$-	$0.02
Net income attributable to Hyatt Hotels Corporation	$0.22	$0.14	$0.28	$0.17

See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions of dollars, except share and per share amounts)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$876	$1,110
Restricted cash	47	106
Short-term investments	521	524
Receivables, net of allowances of $12 and $15 at June 30, 2011 and December 31, 2010, respectively	233	199
Inventories	96	100
Prepaids and other assets	68	73
Prepaid income taxes	27	6
Deferred tax assets	30	29
Assets held for sale	-	18

Total current assets	1,898	2,165
Investments	278	245
Property and equipment, net	3,451	3,453
Financing receivables, net of allowances	355	375
Goodwill	102	102
Intangibles, net	282	280
Deferred tax assets	48	62
Other assets	583	561

TOTAL ASSETS	$6,997	$7,243

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$55	$57
Accounts payable	146	145
Accrued expenses and other current liabilities	329	286
Accrued compensation and benefits	97	108

Total current liabilities	627	596
Long-term debt	714	714
Other long-term liabilities	822	802

Total liabilities	2,163	2,112
Commitments and contingencies (see Note 11)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of June 30, 2011 and December 31, 2010	-	-
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 44,624,962 outstanding and 44,661,235 issued at June 30, 2011, Class B common stock, $0.01 par value per share, 452,472,717 shares authorized, 120,478,305 shares issued and outstanding at June 30, 2011 and Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 44,487,197 outstanding and 44,523,470 issued at December 31, 2010, Class B common stock, $0.01 par value per share, 461,460,412 shares authorized, 129,466,000 shares issued and outstanding at December 31, 2010	2	2
Additional paid-in capital	3,368	3,751
Retained earnings	1,451	1,404
Treasury stock at cost, 36,273 shares at June 30, 2011 and December 31, 2010	(1)	(1)
Accumulated other comprehensive income (loss)	2	(38)

Total stockholders’ equity	4,822	5,118

Noncontrolling interests in consolidated subsidiaries	12	13

Total equity	4,834	5,131

TOTAL LIABILITIES AND EQUITY	$6,997	$7,243

See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions of dollars)

(Unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46	$29
Gain on sale of discontinued operations	-	(6)
Loss from discontinued operations	-	3

Income from continuing operations	46	26

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143	136
Deferred income taxes	(6)	-
Asset impairments	1	3
Equity (earnings) losses from unconsolidated hospitality ventures, including distributions received	3	26
Loss on sales of real estate	2	-
Foreign currency losses	4	2
Net unrealized (gains) losses from other marketable securities	7	(2)
Working capital changes and other	10	(7)

Net cash provided by operating activities of continuing operations	210	184

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(160)	(419)
Proceeds from marketable securities and short-term investments	151	81
Contributions to investments	(19)	(17)
Acquisitions, net of cash acquired	(77)	-
Capital expenditures	(118)	(90)
Contract acquisition costs	(6)	(22)
Proceeds from sales of real estate	90	113
Real estate sale proceeds transferred to escrow as restricted cash	(35)	(113)
Proceeds from sale of assets held for sale	18	-
Real estate sale proceeds transferred from escrow to cash and cash equivalents	97	113
Other investing activities	(11)	6

Net cash used in investing activities of continuing operations	(70)	(348)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt	25	-
Repayments of long-term debt	(3)	(4)
Repurchase of Class B common stock	(396)	-
Issuance of treasury shares	-	1
Other financing activities	-	(2)

Net cash used in financing activities of continuing operations	(374)	(5)

CASH PROVIDED BY DISCONTINUED OPERATIONS:
Net cash provided by operating activities of discontinued operations	-	-

Proceeds from the sale of discontinued operations	-	22
Sale proceeds held in escrow as restricted cash	-	(22)

Net cash provided by investing activities of discontinued operations	-	-

Net cash provided by discontinued operations	-	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	21

NET DECREASE IN CASH AND CASH EQUIVALENTS	(234)	(148)

CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	1,110	1,327

CASH AND CASH EQUIVALENTS—END OF PERIOD	$876	$1,179

LESS CASH AND CASH EQUIVALENTS DISCONTINUED OPERATIONS	-	-

CASH AND CASH EQUIVALENTS CONTINUING OPERATIONS—END OF PERIOD	$876	$1,179

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$24	$29

Cash paid during the period for income taxes	$22	$23

Non-cash investing activities are as follows:
Equity contribution of property and equipment, net (see Note 6)	$10	$-

Equity contribution of long-term debt (see Note 6)	$25	$-

Contribution to investment (see Note 3)	$20	$-

See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in millions of dollars, unless otherwise indicated)

1.	ORGANIZATION

Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (“Hyatt Hotels Corporation”), provide hospitality services on a worldwide basis through the management, franchising and ownership of hospitality related businesses. As of June 30, 2011, we operate or franchise 234 full-service hotels consisting of 99,600 rooms, in 44 countries throughout the world. We hold ownership interests in certain of these hotels. As of June 30, 2011, we operate or franchise 199 select-service hotels with 25,681 rooms in the United States. We hold ownership interests in certain of these hotels. We develop, operate, manage, license or provide services to Hyatt-branded timeshare, fractional and other forms of residential or vacation properties.

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

Future Adoption of Accounting Standards

In January 2011, the FASB released Accounting Standards Update No. 2011-01 (“ASU 2011-01”), Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which deferred the disclosure requirements surrounding troubled debt restructurings. These disclosures are effective for the first reporting period beginning on or after June 15, 2011. We do not expect the disclosures related to troubled debt restructurings will have a material impact on our current financing receivable disclosures.

In April 2011, the FASB released Accounting Standards Update No. 2011-02 (“ASU 2011-02”), Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 clarifies the guidance for determining whether a restructuring constitutes a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must conclude that (1) the restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties. ASU 2011-02 also requires companies to disclose the troubled debt restructuring disclosures that were deferred by ASU 2011-01. The guidance in ASU 2011-02 is effective for public companies in the first reporting period beginning on or after June 15, 2011, but the amendment must be applied retrospectively to the beginning of the annual period of adoption. ASU 2011-02 is not expected to materially impact our condensed consolidated financial statements.

In May 2011, the FASB released Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amendments in ASU 2011-04 clarify the FASB’s intent about the application of existing fair value measurement requirements and change some requirements for measuring or disclosing information about fair value measurements. The provisions of ASU 2011-04 are effective for public companies in the first reporting period beginning after December 15, 2011. ASU 2011-04 is not expected to materially impact our condensed consolidated financial statements.

In June 2011, the FASB released Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires companies to present total comprehensive income, the components of net income, and the components of other comprehensive income in either a continuous statement or in two separate but consecutive statements. The amendments of ASU 2011-05 eliminate the option for companies to present the components of other comprehensive income within the statement of changes of stockholders’ equity. The provisions of ASU 2011-05 are effective for public companies in fiscal years beginning after December 15, 2011. When adopted, ASU 2011-05 will change our presentation of comprehensive income within our condensed consolidated financial statements.

3.	EQUITY AND COST METHOD INVESTMENTS

We have investments that are recorded under both the equity and cost methods. These investments are considered to be an integral part of our business and are strategically and operationally important to our overall results. Our equity and cost method investment balances recorded at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Equity method investments	$205	$175
Cost method investments	73	70

Total investments	$278	$245

During the second quarter of 2011, we contributed $20 million to a newly formed joint venture with Noble Investment Group (“Noble”) in return for a 40% ownership interest in the venture (see Note 6). In addition, the Company and Noble agreed to invest in the strategic new development of Hyatt Place and Hyatt Summerfield Suites hotels in the United States. Under that agreement, we are required to contribute up to a maximum of 40% of the equity necessary to fund up to $80 million of such new development (see Note 11).

The three and six months ended June 30, 2010 includes $9 million in impairment charges in equity earnings (losses) from unconsolidated hospitality ventures related to a vacation ownership property.

Income from cost method investments included in our condensed consolidated statements of income for the three and six months ended June 30, 2011 and 2010 was insignificant.

The following table presents summarized financial information for all unconsolidated ventures in which we hold an investment that is accounted for under the equity method.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Total revenues	$229	$204	$468	$409
Gross operating profit	71	67	147	129
Income (loss) from continuing operations	12	(6)	23	(22)
Net income (loss)	$12	$(6)	$23	$(22)

4.	FAIR VALUE MEASUREMENT

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

Level Three—Fair values based on inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. Valuation techniques could include the use of discounted cash flow models and similar techniques.

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

As of June 30, 2011 and December 31, 2010, we had the following financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	$257	$257	$-	$-
Equity securities	42	34	8	-
U.S. government obligations	104	-	104	-
U.S. government agencies	56	-	56	-
Corporate debt securities	459	-	459	-
Mortgage-backed securities	22	-	20	2
Asset-backed securities	9	-	9	-
Other	2	-	2	-
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	389	389	-	-
Derivative instruments
Interest rate swaps	5	-	5	-
Interest rate locks	4	-	4	-
Foreign currency forward contracts	(1)	-	(1)	-

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	$244	$244	$-	$-
Equity securities	50	41	9	-
U.S. government obligations	101	-	101	-
U.S. government agencies	61	-	61	-
Corporate debt securities	451	-	451	-
Mortgage-backed securities	16	-	14	2
Asset-backed securities	11	-	11	-
Other	1	-	1	-
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	699	699	-	-
Commercial paper	3	-	3	-
Derivative instruments
Interest rate swaps	4	-	4	-
Foreign currency forward contracts	(4)	-	(4)	-

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

Included in our portfolio of marketable securities are investments in debt and equity securities classified as available for sale. At June 30, 2011 and December 31, 2010 these were as follows:

	June 30, 2011
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate debt securities	$380	$3	$(3)	$380
U.S. government agencies	19	-	-	19
Equity securities	9	-	(1)	8

Total	$408	$3	$(4)	$407

	December 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate debt securities	$366	$2	$(2)	$366
U.S. government agencies	28	-	-	28
Equity securities	9	-	-	9

Total	$403	$2	$(2)	$403

Gross realized gains and losses on available for sale securities were insignificant for the three and six months ended June 30, 2011 and 2010.

The table below summarizes available for sale fixed maturity securities by contractual maturity at June 30, 2011. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life. Although a portion of our available for sale fixed maturity securities mature after one year, we have chosen to classify the entire portfolio as current. The portfolio’s primary objective is to maximize return, but it also is intended to provide liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. Therefore, since these securities represent funds available for current operations, the entire investment portfolio is classified as current assets.

	June 30, 2011
Contractual Maturity	Cost or Amortized Cost	Fair Value
Due in one year or less	$248	$249
Due in one to two years	151	150

Total	$399	$399

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

Our derivative instruments are foreign currency exchange rate instruments, interest rate swaps and interest rate lock instruments. The instruments are valued using an income approach with factors such as interest rates and yield curves, which represent market observable inputs and are generally classified as Level Two. Credit valuation adjustments may be made to ensure that derivatives are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality and our nonperformance risk. As of June 30, 2011 and December 31, 2010, the credit valuation adjustments were not material. See Note 8 for further details on our derivative instruments.

Due to limited observability of market data and limited activity during the six months ended June 30, 2011 and 2010, we classified the fair value of certain of our mortgage-backed securities as Level Three. However, these securities are held within an investment-grade portfolio with many of these securities having a credit rating of AAA/Aaa.

During the three and six months ended June 30, 2011 and 2010, there were no transfers between levels of the fair value hierarchy. Our policy is to recognize transfers in and transfers out as of the end of each quarterly reporting period. As of January 1, 2011 and 2010, the balance of our Level Three mortgage backed securities was $2 million. During the three and six months ended June 30, 2011 and 2010, there were insignificant purchases, issuances, settlements and gains or losses (realized or unrealized) related to our Level Three mortgage backed securities. As of June 30, 2011 and 2010, the balance of our Level Three mortgage backed securities was $2 million.

The amount of total gains or losses included in net gains (losses) and interest income from marketable securities held to fund operating programs due to the change in unrealized gains or losses relating to assets still held at the reporting date for the three and six months ended June 30, 2011 and 2010 were insignificant.

The carrying amounts and fair values of our other financial instruments are as follows:

	Asset (Liability)
	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financing receivables	$381	$383	$386	$392
Debt, excluding capital lease obligations	(558)	(604)	(558)	(596)

We estimated the fair value of financing receivables using discounted cash flow analysis based on current market inputs for similar types of arrangements. The primary sensitivity in these calculations is based on the selection of appropriate interest and discount rates. Fluctuations in these assumptions will result in different estimates of fair value. For further information on financing receivables see Note 5.

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

We define financing receivables as financing arrangements that represent a contractual right to receive money either on demand or on fixed or determinable dates and that are recognized as an asset on our condensed consolidated balance sheets. We record all financing receivables at amortized cost in current and long-term receivables. We recognize interest income as earned and provide an allowance for cancellations and defaults. We have divided our financing receivables into three portfolio segments based on the level at which we develop and document a systematic methodology to determine the allowance for credit losses. Based on their initial measurement, risk characteristics and our method for monitoring and assessing credit risk, we have determined the class of financing receivables to correspond to our identified portfolio segments. The three portfolio segments of financing receivables and their balances at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Secured financing to hotel owners	$325	$326
Vacation ownership mortgage receivables at various interest rates with varying payments through 2018	51	55
Unsecured financing to hotel owners	89	87

	465	468
Less allowance for losses	(84)	(82)
Less current portion included in receivables	(26)	(11)

Total long-term financing receivables	$355	$375

Secured Financing to Hotel Owners—These financing receivables are senior, secured mortgage loans and are collateralized by underlying hotel properties currently in operation. These loans consist primarily of a $278 million mortgage loan receivable to an unconsolidated hospitality venture, which is accounted for under the equity method, and was formed to acquire ownership of a hotel property in Waikiki, Hawaii. This mortgage receivable has interest set at 30-day LIBOR+3.75% due monthly and a stated maturity date of July 2012 with one, one-year option to extend through 2013. We currently expect that the loan will be extended beyond 2012 and have classified it as long-term. Secured financing to hotel owners also includes financing provided to certain franchisees for the renovations and conversion of certain franchised hotels. These franchisee loans accrue interest at fixed rates ranging between 5.5% and 7.5%. Secured financing to hotel owners held by us as of June 30, 2011 are scheduled to mature as follows:

Year Ending December 31,	Amount
2011	$1
2012	17
2013	278
2014	-
2015	29
2016	-
Thereafter	-

Total secured financing to hotel owners	325
Less allowance	(3)

Net secured financing to hotel owners	$322

Vacation Ownership Mortgage Receivables—These financing receivables are comprised of various mortgage loans related to our financing of vacation ownership interval sales. As of June 30, 2011, the weighted-average interest rate on vacation ownership mortgage receivables was 14.0%. Vacation ownership mortgage receivables held by us as of June 30, 2011 are scheduled to mature as follows:

Year Ending December 31,	Amount
2011	$3
2012	7
2013	8
2014	8
2015	8
2016	7
Thereafter	10

Total vacation ownership mortgage receivables	51
Less allowance	(9)

Net vacation ownership mortgage receivables	$42

Unsecured Financing to Hotel Owners—These financing receivables are primarily made up of individual unsecured loans and other types of financing arrangements provided to hotel owners. These financing receivables have stated maturities and interest rates. The repayment terms vary and may be dependent on the future cash flows of the hotel.

Analysis of Financing Receivables—The following table includes our aged analysis of past due financing receivables by portfolio segment, the gross balance of financing receivables on non-accrual status and the allowance for credit losses and the related investment balance as of June 30, 2011 and December 31, 2010, based on impairment method:

Analysis of Financing Receivables
As of June 30, 2011
	Total Past Due	Current	Total Financing Receivable	Receivables on Non-Accrual Status	Related Allowance for Credit Losses	Recorded Investment >90 Days and Accruing
Secured financing to hotel owners	$-	$325	$325	$40	$(3)	$-
Vacation ownership mortgage receivables	3	48	51	-	(9)	-
Unsecured financing to hotel owners	9	80	89	77	(72)	-

Total	$12	$453	$465	$117	$(84)	$-

Analysis of Financing Receivables
As of December 31, 2010
	Total Past Due	Current	Total Financing Receivable	Receivables on Non-Accrual Status	Related Allowance for Credit Losses	Recorded Investment >90 Days and Accruing
Secured financing to hotel owners	$-	$326	$326	$41	$(4)	$-
Vacation ownership mortgage receivables	3	52	55	-	(10)	1
Unsecured financing to hotel owners	13	74	87	69	(68)	-

Total	$16	$452	$468	$110	$(82)	$1

Credit Monitoring—On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity. We determine financing receivables to be past-due based on the contractual terms of each individual financing receivable agreement. Of our total past due amounts at June 30, 2011, an insignificant amount and $9 million of our vacation ownership mortgage receivables and our unsecured financing to hotel owners, respectively, are greater than 90 days past due. Of our total past due amounts at December 31, 2010, $1 million and $13 million of our vacation ownership mortgage receivables and our unsecured financing to hotel owners, respectively, are greater than 90 days past due.

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

The following table summarizes the activity in our financing receivables reserve for the three and six months ended June 30, 2011:

Allowance for Credit Losses
For the Three Months Ended June 30, 2011
	Beginning Balance March 31, 2011	Provisions	Other Additions	Write-offs	Recoveries	Ending Balance June 30, 2011
Secured financing to hotel owners	$3	$-	$-	$-	$-	$3
Vacation ownership mortgage receivables	10	-	-	(1)	-	9
Unsecured financing to hotel owners	70	2	-	-	-	72

Total	$83	$2	$-	$(1)	$-	$84

Allowance for Credit Losses
For the Six Months Ended June 30, 2011
	Beginning Balance January 1, 2011	Provisions	Other Additions	Write-offs	Recoveries	Ending Balance June 30, 2011
Secured financing to hotel owners	$4	$-	$-	$(1)	$-	$3
Vacation ownership mortgage receivables	10	1	-	(2)	-	9
Unsecured financing to hotel owners	68	3	1	-	-	72

Total	$82	$4	$1	$(3)	$-	$84

Amounts included in other additions represent currency translation on foreign currency denominated financing receivables.

For the three months ended June 30, 2010, we recorded insignificant provisions for our secured financing to hotel owners and unsecured financing to hotel owners and $1 million in provisions for our vacation ownership mortgage receivables. For the six months ended June 30, 2010, we recorded insignificant provisions for our secured financing to hotel owners and $1 million and $3 million in provisions for our vacation ownership mortgage receivables and unsecured financing to hotel owners, respectively.

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

Impaired Loans—To determine whether an impairment has occurred, we evaluate the collectability of both interest and principal. A financing receivable is considered to be impaired when the Company determines that it is probable that it will not be able to collect all amounts due under the contractual terms. We do not record interest income for impaired receivables unless cash is received, in which case the payment is recorded to other income (loss), net in the accompanying condensed consolidated statements of income.

An analysis of impaired loans at June 30, 2011 and December 31, 2010, all of which had a related allowance recorded against them, was as follows:

Impaired Loans
For the Six Months Ended June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Secured financing to hotel owners	$40	$40	$(3)	$40	$1
Unsecured financing to hotel owners	49	45	(44)	48	-

Impaired Loans
For the Year Ended December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Secured financing to hotel owners	$41	$40	$(4)	$40	$2
Unsecured financing to hotel owners	47	43	(42)	45	-

6.	ACQUISITIONS, DISPOSITIONS, AND DISCONTINUED OPERATIONS

We continually assess strategic acquisitions and dispositions to complement our current business.

Acquisitions

Woodfin Suites— During the second quarter of 2011, we acquired three Woodfin Suites properties in California for a total purchase price of approximately $77 million. We began managing these properties during the second quarter and have rebranded them as Hyatt Summerfield Suites.

The results of the Woodfin Suites properties have been included in the condensed consolidated financial statements from the date we acquired them. The following table presents information for the Woodfin Suites properties that is included in our condensed consolidated statements of income:

Woodfin Suites’ operations included in Hyatt’s 2011 results
Revenues	$2
Income from continuing operations	-

The following unaudited pro forma consolidated results of operations for 2011 and 2010 assume that the acquisition of the Woodfin Suites properties was completed as of January 1, 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$4	$4	$9	$8
Income from continuing operations	1	1	2	2

Dispositions

Hyatt Place and Hyatt Summerfield Suites—During the second quarter of 2011, we sold six Hyatt Place and two Hyatt Summerfield Suites properties to a newly formed joint venture with Noble, in which the Company holds a 40% ownership interest. The properties were sold for a combined sale price of $110 million or $90 million, net of our $20 million contribution to the new joint venture (see Note 3). The sale resulted in a pretax loss of $2 million, which has been recognized in other income (loss), net on our condensed consolidated statements of income. In conjunction with the sale, we entered into a long-term franchise agreement for each property with the joint venture. The six Hyatt Place and two Hyatt Summerfield Suites hotels continue to be operated as Hyatt-branded hotels. The operating results and financial positions of these hotels prior to the sale remain within our owned and leased hotels segment.

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

Hyatt Regency Boston—During the first quarter of 2010, we sold the Hyatt Regency Boston for net proceeds of $113 million to Chesapeake Lodging Trust, an entity in which we own a 4.9% interest, resulting in a pretax gain of $6 million. The hotel continues to be operated as a Hyatt-branded hotel and we will continue to manage the hotel under a long-term management contract. The gain on sale was deferred and is being recognized in management and franchise fees over the term of the management contract within our North American management and franchising segment. The operations of the hotel prior to the sale remain within our owned and leased hotels segment.

Like-Kind Exchange Agreements

In conjunction with the sale of three of the Hyatt Place properties in the second quarter of 2011, we entered into a like-kind exchange agreement with an intermediary. Pursuant to the like-kind exchange agreement, the proceeds from the sales of these three hotels were placed into an escrow account administered by the intermediary. Therefore, we have classified the net proceeds of $35 million as restricted cash on our condensed consolidated balance sheet. Pursuant to the like-kind exchange agreement, the cash remains restricted for a maximum of 180 days from the date of execution pending consummation of the exchange transaction.

During the second half of 2010, we sold the Hyatt Deerfield, Grand Hyatt Tampa Bay and Hyatt Regency Greenville, and in conjunction with the sales we entered into like-kind exchange agreements with an intermediary. Pursuant to the like-kind exchange agreements, the proceeds from the sale of each hotel were placed into an escrow account administered by the intermediary. During the six months ended June 30, 2011, we released the net proceeds from the sales of Grand Hyatt Tampa Bay and Hyatt Regency Greenville of $56 million and $15 million, respectively, from restricted cash on our condensed consolidated balance sheet, as a like-kind exchange agreement was not consummated within applicable time periods. The net proceeds of $26 million from the sale of Hyatt Deerfield were utilized in a like-kind exchange agreement to acquire one of the Woodfin Suites properties.

Assets Held for Sale

During the fourth quarter of 2010, we committed to a plan to sell a Company owned airplane. As a result, we classified the value of the airplane as assets held for sale in the amount of $18 million at December 31, 2010. During the first quarter of 2011, we closed on the sale of the airplane to a third party for net proceeds of $18 million. The transaction resulted in a small pre-tax gain upon sale.

Discontinued Operations—The operating results, assets, and liabilities of the following business have been reported separately as discontinued operations in the condensed consolidated balance sheets and condensed consolidated statements of income. Upon disposition, we will not have any continuing involvement in these operations.

Amerisuites Orlando—During the first quarter of 2010, we committed to a plan to sell the Amerisuites Orlando property. As a result, we classified the assets and liabilities of this property as held for sale in 2010. Based on a valuation of the property, the Company determined the fair value of the property was below the book value of the assets. As such, a pre-tax impairment loss of approximately $4 million was recorded as part of the loss from discontinued operations during the first quarter of 2010. Revenues from this property for the three months ended and six months ended June 30, 2010 were insignificant and $1 million, respectively. The property was subsequently sold during the third quarter of 2010.

Residences—During the first quarter of 2010, we committed to a plan to sell an apartment building located adjacent to the Park Hyatt Washington D.C. (the “Residences”). As a result, we classified the assets and liabilities of this property as held for sale in 2010. During the second quarter of 2010, we closed on the sale of the Residences to an unrelated third party for net proceeds of $22 million. The transaction resulted in a pre-tax gain of $9 million upon sale as we will have no continuing involvement with the property. Revenues from this property for the three and six months ended June 30, 2010 were insignificant.

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

Goodwill was $102 million at June 30, 2011 and December 31, 2010. During the three and six months ended June 30, 2011 and 2010, no impairment charges were recorded related to goodwill.

Definite lived intangible assets primarily include acquired management and franchise contracts, contract acquisition costs, and acquired lease rights. Franchise contracts are amortized on a straight-line basis over their contract terms, which are typically 20 years. Contract acquisition costs are generally amortized on a straight-line basis over the life of the management contracts, which range from approximately 5 to 40 years. Acquired lease rights are amortized on a straight-line basis over the lease term. Definite lived intangibles are tested for impairment whenever events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. There were no impairment charges related to intangible assets with definite lives during the three and six months ended June 30, 2011 and 2010.

The following is a summary of intangible assets at June 30, 2011 and December 31, 2010:

	June 30, 2011	Weighted Average Useful Lives	December 31, 2010
Contract acquisition costs	$156	23	$150
Acquired lease rights	135	114	130
Franchise intangibles	50	20	50
Brand intangibles	11	6	11
Other	7	14	8

	359		349
Accumulated amortization	(77)		(69)

Intangibles, net	$282		$280

Amortization expense relating to intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Amortization expense	$5	$4	$8	$7

8.	DERIVATIVE INSTRUMENTS

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

As of June 30, 2011 and 2010, we held four $25 million interest rate swap contracts, each of which expires on August 15, 2015 and effectively converted a total of $100 million of the $250 million of senior unsecured notes issued on August 10, 2009 with a maturity date of August 15, 2015 (the “2015 Notes”) to floating rate debt based on three-month LIBOR plus a fixed rate component. The fixed rate component of each swap varies by contract, ranging from 2.68% to 2.9675%. The fixed to floating interest rate swaps were designated as a fair value hedge as their objective is to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as fair value hedges at inception and at June 30, 2011 and December 31, 2010 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes. At June 30, 2011, the fixed to floating interest rate swaps were recorded within other assets at a value of $5 million, offset by a fair value adjustment to long-term debt of $5 million. At December 31, 2010, the fixed to floating interest rate swaps were recorded within other assets at a value of $4 million, offset by a fair value adjustment to long-term debt of $4 million.

Interest Rate Lock—During the three months ended June 30, 2011, we entered into treasury-lock derivative instruments with $250 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with long-term debt we may issue in the future, as changes in the benchmark interest rate would result in variability in cash flows related to such debt. These derivative instruments were designated as cash flow hedges at inception and at June 30, 2011 were highly effective in offsetting fluctuations in the benchmark interest rate. Changes in the fair value relating to the effective portion of the lock are recorded in accumulated other comprehensive income (loss) and the corresponding fair value was included in prepaids and other assets.

Foreign Currency Exchange Rate Instruments—We transact business in various foreign currencies and utilize foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Our strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany loans and other intercompany transactions. Our foreign currency forward contracts generally settle within 12 months. We do not use these forward contracts for trading purposes. We do not designate these forward contracts as hedging instruments. Accordingly, we record the fair value of these contracts as of the end of our reporting period to our condensed consolidated balance sheets with changes in fair value recorded in our condensed consolidated statements of income within other income (loss), net for both realized and unrealized gains and losses. The balance sheet classification for the fair values of these forward contracts is to prepaids and other assets for unrealized gains and to accrued expenses and other current liabilities for unrealized losses.

The U.S. dollar equivalent of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany loans, with terms of less than one year, is as follows (in U.S. dollars):

	June 30, 2011	December 31, 2010
Pound Sterling	$63	$66
Swiss Franc	32	47
Korean Won	36	43
Euro	-	19
Canadian Dollar	9	-
Australian Dollar	1	1

Total notional amount of forward contracts	$141	$176

Certain energy contracts at our hotel facilities include derivatives. However, we qualify for and have elected the normal purchases or sales exemption for these derivatives.

The effects of derivative instruments on our condensed consolidated financial statements were as follows as of June 30, 2011, December 31, 2010 and for the three and six months ended June 30, 2011 and 2010:

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2011	December 31, 2010	Balance Sheet Location	June 30, 2011	December 31, 2010
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$5	$4	Other long-term liabilities	$-	$-
Interest rate locks	Prepaids and other assets	4	-	Accrued expenses and other current liabilities	-	-
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Prepaids and other assets	-	-	Accrued expenses and other current liabilities	1	4

Total derivatives		$9	$4		$1	$4

Effect of Derivative Instruments on Income

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Gain (Loss)	2011	2010	2011	2010
Fair value hedges:
Interest rate swaps
Gains on derivatives	Other income (loss), net*	$2	$5	$1	$5
Losses on borrowings	Other income (loss), net*	(2)	(5)	(1)	(5)

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Gain (Loss)	2011	2010	2011	2010
Cash flow hedges:
Interest rate locks
Amount of gain (loss) recognized in accumulated other comprehensive income (loss) on derivative (effective portion)	Accumulated other comprehensive loss	$4	$-	$4	$-
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion)	Interest expense	-	-	-	-
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Other income (loss), net**	-	-	-	-

	Location of Gain (Loss)	Three Months Ended March 31,		Six Months Ended June 30,
		2011	2010	2011	2010
Derivatives not designated as hedges:
Foreign currency forward contracts	Other income (loss), net	$(6)	$10	$(8)	$22

*	For the three and six months ended June 30, 2011 and 2010, there was an insignificant loss recognized in income related to the ineffective portion of these hedges. No amounts were excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2011 and 2010.

**	For the three and six months ended June 30, 2011, there was an insignificant gain recognized in income related to the ineffective portion of these hedges. No amounts were excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2011.

9.	EMPLOYEE BENEFIT PLANS

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

Deferred Compensation Plans—Historically, we have provided nonqualified deferred compensation for certain employees through several different plans. These plans were funded through contributions to rabbi trusts. In 2010 these plans were consolidated into the Amended and Restated Hyatt Corporation Deferred Compensation Plan. Contributions and investment elections are determined by the employees. The Company also provides contributions according to a preapproved formula. A portion of these contributions relate to hotel property level employees, which are reimbursable to us and are included in the other revenues from managed properties and other costs from managed properties lines in the condensed consolidated statements of income. As of June 30, 2011 and December 31, 2010, the plans are fully funded in rabbi trusts. The assets of the plans are primarily invested in mutual funds, which are recorded in other assets in the condensed consolidated balance sheets. The related deferred compensation liability is recorded in other long-term liabilities. Refer to the table below for costs related to these plans.

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

The costs incurred for our employee benefit plans for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Defined benefit plan	$1	$1	$1	$1
Defined contribution plans	8	5	17	13
Deferred compensation plans	-	-	3	2
Deferred incentive compensation plans	1	1	1	1

10.	INCOME TAXES

The effective income tax rate from continuing operations for the three months ended June 30, 2011 and 2010 was -2.7% and 0.4% respectively. The effective income tax rate from continuing operations for the six months ended June 30, 2011 and 2010 was 9.2% and 39.1% respectively.

For the three months ended June 30, 2011, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to an increase in deferred tax assets of $12 million related to the release of a valuation allowance against certain foreign net operating losses. In addition, the reduced effective tax rate is due to foreign operations taxed at rates below the U.S. rate. For the six months ended June 30, 2011, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to an increase in deferred tax assets of $12 million related to the release of a valuation allowance against certain foreign net operating losses, and certain other adjustments to foreign deferred taxes of $2 million. In addition, the reduced effective tax rate is due to foreign operations taxed at rates below the U.S. rate. These items were partially offset by unrecognized tax benefits of $4 million (including $3 million of interest and penalties).

For the three months ended June 30, 2010, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to a net increase in deferred tax assets of $7 million related to the release of a valuation allowance against certain foreign net operating losses. For the six months ended June 30, 2010, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to a net increase in unrecognized tax benefits of $4 million (including $3 million of interest and penalties), an adjustment to deferred taxes of $2 million due to an international tax rate change and other adjustments to deferred taxes of $2 million. These items were offset by an increase in deferred tax assets of $7 million related to the release of a valuation allowance against certain foreign net operating losses.

For 2011, the tax on ordinary income has been calculated using an estimated annual effective tax rate. For 2010 we calculated the effective tax rate based on the year-to-date financials (“cut-off method”) because we believed this method more accurately presented the effective tax rate for that period.

Total unrecognized tax benefits at June 30, 2011 and December 31, 2010 were $87 million and $89 million respectively, of which $51 million and $50 million respectively, would impact the effective tax rate if recognized.

11.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we enter into various guarantees, commitments, surety bonds, and letter of credit agreements, which are discussed below:

Guarantees and Commitments—As of June 30, 2011, we are committed, under certain conditions, to loan or invest up to $581 million in various business ventures.

Included in the $581 million in commitments is our share of a hospitality venture’s commitment to purchase a hotel within a to-be constructed building in New York City for a total purchase price of $375 million. The hospitality venture will be funded upon the purchase of the hotel and our share of the purchase price commitment is 66.67%. In accordance with the purchase agreement, we have agreed to fund a letter of credit as security towards this future purchase obligation. As of June 30, 2011, the letter of credit is valued at $5 million. The agreement stipulates that subsequent increases in the value of the letter of credit to $10 million and $50 million as well as the purchase of the completed property are each contingent upon the completion of certain contractual milestones. The $5 million funded letter of credit is included as part of our total letters of credit outstanding at June 30, 2011 and therefore netted against our future commitments amount disclosed above. For further discussion see the “Letters of Credit” section of this Note below.

Also included in the $581 million above is our commitment to invest in a joint venture in order to develop, own and operate a hotel property in the State of Hawaii. While our final investment is contingent upon the amount of debt financing placed by the joint venture, the maximum remaining commitment under the joint venture agreement at June 30, 2011 is $119 million. Further included in the $581 million is our commitment to invest $32 million in a newly formed joint venture to develop Hyatt Place and Hyatt Summerfield Suites hotels (see Note 3).

Certain of our hotel lease or management agreements contain performance tests that stipulate certain minimum levels of operating performance. These performance test clauses provide us the option to fund a shortfall in profit performance. If we choose not to fund the shortfall the hotel owner has the option to terminate the lease or management contract. As of June 30, 2011, an insignificant amount was recorded in accrued expenses and other current liabilities related to these performance test clauses.

Additionally, from time to time we may guarantee certain of our hotel owners certain levels of hotel profitability based on various metrics. We have management agreements where we are required to make payments based on specified thresholds and have recorded an insignificant amount and $1 million charge under one of these agreements in the three and six months ended June 30, 2011, respectively. Under a separate agreement, we had $4 million accrued as of June 30, 2011. The remaining maximum potential payments related to these agreements are $34 million.

We have entered into various loan, lease completion and repayment guarantees related to investments held in hotel operations. The maximum exposure under these agreements as of June 30, 2011 is $45 million. For a certain repayment guarantee related to one joint venture property, the Company has agreements with its partners that require each partner to pay a pro-rata portion of the guarantee based on each partner’s ownership percentage. Assuming successful enforcement of these agreements with respect to this particular joint venture, our maximum exposure under the various agreements described above as of June 30, 2011 would be $41 million. As of June 30, 2011, the maximum exposure includes $25 million of a loan repayment agreement guarantee related to our contribution of Hyatt Regency Minneapolis to a newly formed joint venture (see Note 6).

Surety Bonds—Surety bonds issued on our behalf totaled $22 million at June 30, 2011, and primarily relate to workers’ compensation, taxes, licenses, and utilities related to our lodging operations.

Letters of Credit—Letters of credit outstanding on our behalf as of June 30, 2011, totaled $79 million, the majority of which relate to our ongoing operations. Of the $79 million letters of credit outstanding, $65 million reduces the available capacity under the revolving credit facility.

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

In conjunction with financing obtained for our unconsolidated hospitality ventures, we may provide standard indemnifications to the lender for loss, liability or damage occurring as a result of our actions or actions of the other joint venture owners.

We are subject from time to time to various claims and contingencies related to lawsuits, taxes, and environmental matters, as well as commitments under contractual obligations. Many of these claims are covered under current insurance programs, subject to deductibles. For those matters not covered by insurance we recognize liabilities associated with such commitments and contingencies when a loss is probable and reasonably estimable. Although the ultimate liability for these matters cannot be determined at this point, based on information currently available we do not expect that the ultimate resolution of such claims and litigation will have a material effect on our condensed consolidated financial statements.

12.	EQUITY

Stockholders’ Equity and Noncontrolling Interest—The following table details the equity activity for the six months ended June 30, 2011 and 2010, respectively.

	Stockholders’ equity	Noncontrolling interests in consolidated subsidiaries	Total equity
Balance at January 1, 2011	$5,118	$13	$5,131
Net income (loss)	47	(1)	46
Other comprehensive income	40	-	40
Purchase of company stock	(396)	-	(396)
Issuance of common stock shares to directors	1	-	1
Issuance of common stock through Employee
Stock Purchase Plan	1	-	1
Attribution of share based payments	11	-	11

Balance at June 30, 2011	$4,822	$12	$4,834

Balance at January 1, 2010	$5,016	$24	$5,040
Net income (loss)	30	(1)	29
Other comprehensive income	(16)	-	(16)
Purchase of shares in noncontrolling interests	(3)	(1)	(4)
Shares issued from treasury	1	-	1
Issuance of common stock shares to directors	1	-	1
Attribution of share based payments	10	-	10

Balance at June 30, 2010	$5,039	$22	$5,061

Comprehensive Income—Comprehensive income primarily relates to reported earnings (losses) and foreign currency translation.

Comprehensive income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Income	$36	$24	$46	$29
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	15	(19)	38	(15)
Unrealized gains on derivative instruments	2	-	2	-
Unrealized losses on available for sale securities	-	(1)	-	(1)

Total comprehensive income	$53	$4	$86	$13
Comprehensive loss attributable to noncontrolling interests	1	1	1	1

Comprehensive income attributable to Hyatt Hotels Corporation	$54	$5	$87	$14

Share Repurchase—During the second quarter of 2011, we repurchased 8,987,695 shares of Class B common stock for $44.03 per share, the closing price of the Company’s Class A common stock on May 13, 2011, for an aggregate purchase price of approximately $396 million. This represented approximately 5.2% of the Company’s total shares of common stock outstanding prior to the repurchase. The shares of Class B common stock were repurchased from trusts for the benefit of certain Pritzker family members in a privately-negotiated transaction and were retired, thereby reducing the total number of shares outstanding and reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.

Treasury Stock – During the second quarter of 2010, certain participants in the Deferred Compensation Plan had a one-time option to use their designated assets to purchase HHC Common Stock. The stock issued out of treasury stock included 30,805 shares for a total amount of $1 million.

13.	STOCK-BASED COMPENSATION

As part of our long-term incentive plan, we award Stock Appreciation Rights (“SARs”), Restricted Stock Units (“RSUs”) and Performance Share Units (“PSUs”) to certain employees. Compensation expense and unearned compensation figures within this note exclude amounts related to employees of our managed hotels as this expense has been and will continue to be reimbursed by our third party hotel owners and is recorded on the lines other revenues from managed properties and other costs from managed properties. Compensation expense related to these awards for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock appreciation rights	$2	$3	$4	$6
Restricted stock units	3	2	6	3
Performance share units	-	-	1	-

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

During the six months ended June 30, 2011, the Company granted 359,062 SARs to employees with a weighted average grant date fair value of $19.08. The fair value of each SAR was estimated based on the date of grant using the Black-Scholes-Merton option-valuation model.

Restricted Stock Units—The Company grants both RSUs that may be settled in stock and RSUs that may be settled in cash. Each vested stock-settled RSU will be settled with a single share of our Class A common stock. The value of the stock-settled RSUs was based on the closing stock price of our Class A common stock as of the grant date. We record compensation expense earned for RSUs on a straight-line basis from the date of grant. In certain situations we also grant cash-settled RSUs which are recorded as a liability instrument. The liability and related expense for cash-settled RSUs are insignificant as of, and for the three and six months ended, June 30, 2011. During the six months ended June 30, 2011, the Company granted a total of 498,809 RSUs (an insignificant portion of which are cash-settled RSUs) to employees which, with respect to stock-settled RSUs, had a weighted average grant date fair value of $41.66.

Performance Share Units—In March 2011 the Compensation Committee of our Board of Directors granted to certain executive officers PSUs, which are restricted stock units that vest based on satisfaction of certain performance targets. The number of PSUs that will ultimately vest and be paid out in Class A common stock will range from 0 to 200 percent of the target amount stated in each executive’s award agreement based upon the performance of the Company relative to the applicable performance target. The target number of PSUs granted total 99,660 with a weighted average grant date fair value of $41.74. The performance period is a three year period beginning January 1, 2011 and ending December 31, 2013. The PSUs will vest at the end of the performance period only if the performance target is met; there is no interim performance metric.

Our total unearned compensation for our stock-based compensation programs as of June 30, 2011 was $20 million for SARs, $36 million for RSUs and $3 million for PSUs, which will be recorded to compensation expense over the next ten years.

14.	RELATED-PARTY TRANSACTIONS

In addition to those included elsewhere in the notes to the condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:

Leases—Our corporate headquarters have been located at the Hyatt Center in Chicago, Illinois since 2005. The Hyatt Center was owned by a related party until December 20, 2010, when it was sold to an unrelated third party. We recorded, in selling, general and administrative expenses, $3 million and $5 million during the three and six months ended June 30, 2010 for rent, taxes and our share of operating expenses and shared facility costs under the lease while the building was owned by a related party. A subsidiary of Hyatt Hotels Corporation holds a master lease for a portion of the Hyatt Center and entered into sublease agreements with certain related parties. Two of these sublease agreements, entered into at the same time as our master lease and at the same rate as our master lease, end in December 2011. As of June 30, 2011, we have tentatively agreed to a new sublease agreement with a related party. The new sublease agreement contemplates sublease income paid to Hyatt that represents market rates and is approximately $5 million less than the rental payments that we are required to make under the master lease. As a result, we recognized a $5 million loss on the transaction, which is recorded in other income (loss), net on the condensed consolidated statements of income. Future sublease income for this space from related parties is $17 million.

Legal Services—A partner in a law firm that provided services to us throughout the six months ended June 30, 2011 and 2010 is the brother-in-law of our Executive Chairman. We incurred legal fees with this firm of $1 million, for each of the three months ended June 30, 2011 and 2010, respectively. We incurred legal fees with this firm of $2 million and $3 million, for the six months ended June 30, 2011 and 2010, respectively. Legal fees, when expensed, are included in selling, general and administrative expenses. As of June 30, 2011 and December 31, 2010, we had $1 million and insignificant amounts, respectively, due to the law firm.

Other Services—A member of our board of directors who was appointed in 2009 is a partner in a firm whose affiliates own hotels from which we received management and franchise fees of $1 million and $1 million during the three months ended June 30, 2011 and 2010, respectively, and $3 million and $3 million during the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and December 31, 2010 we had $1 million and insignificant receivables, respectively, due from these properties.

Equity Method Investments—We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We recorded fees of $10 million and $9 million for the three months ended June 30, 2011 and 2010, respectively. We recorded fees of $18 million and $17 million for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and December 31, 2010, we had receivables due from these properties of $10 million and $8 million, respectively. In addition, in some cases we provide loans or guarantees (see Note 11) to these entities. Our ownership interest in these equity method investments generally varies from 8 to 50 percent.

Share Repurchase—During the second quarter of 2011, we repurchased 8,987,695 shares of Class B common stock for $44.03 per share, the closing price of the Company’s Class A common stock on May 13, 2011, for an aggregate purchase price of approximately $396 million. This represented approximately 5.2% of the Company’s total shares of common stock outstanding prior to the repurchase. The shares of Class B common stock were repurchased from trusts for the benefit of certain Pritzker family members in a privately-negotiated transaction and were retired, thereby reducing the total number of shares outstanding and reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.

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

The table below shows summarized consolidated financial information by segment. Included within Corporate and other are unallocated corporate expenses, revenues and expenses on our vacation ownership properties, and the results of our co-branded credit card launched in 2010.

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
North American Management and Franchising
Revenues	$397	$361	$789	$708
Intersegment Revenues (a)	15	17	29	33
Adjusted EBITDA	44	41	84	72
Depreciation and Amortization	3	2	6	5

International Management and Franchising
Revenues	54	50	105	98
Intersegment Revenues (a)	5	5	9	9
Adjusted EBITDA	22	18	42	32
Depreciation and Amortization	1	1	1	1

Owned and Leased Hotels
Revenues	484	483	916	934
Adjusted EBITDA	114	103	189	185
Depreciation and Amortization	66	61	132	126

Corporate and other
Revenues	21	17	39	32
Adjusted EBITDA (b)	(29)	(27)	(55)	(42)
Depreciation and Amortization	2	2	4	4

Eliminations (a)
Revenues	(20)	(22)	(38)	(42)
Adjusted EBITDA	-	-	-	-
Depreciation and Amortization	-	-	-	-

TOTAL
Revenues	$936	$889	$1,811	$1,730
Adjusted EBITDA	151	135	260	247
Depreciation and Amortization	72	66	143	136

(a)	Intersegment revenues are included in the segment revenue totals and eliminated in Eliminations.

(b)	The six months ended June 30, 2010 includes a favorable settlement of approximately $8 million for a construction dispute at one of our vacation ownership properties.

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Adjusted EBITDA	$151	$135	$260	$247
Equity earnings (losses) from unconsolidated hospitality ventures	2	(11)	5	(19)
Asset impairments	(1)	(3)	(1)	(3)
Other income (loss), net	(9)	(6)	(6)	10
Discontinued operations, net of tax	-	5	-	3
Net loss attributable to noncontrolling interests	1	1	1	1
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(22)	(18)	(37)	(32)

EBITDA	122	103	222	207
Depreciation and amortization	(72)	(66)	(143)	(136)
Interest expense	(14)	(12)	(27)	(24)
(Provision) benefit for income taxes	1	-	(5)	(17)

Net income attributable to Hyatt Hotels Corporation	$37	$25	$47	$30

16.	EARNINGS PER SHARE

The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Income from continuing operations	$36	$19	$46	$26
Gain from discontinued operations	-	5	-	3

Net income	$36	$24	$46	$29
Net loss attributable to noncontrolling interests	$1	$1	$1	$1

Net income attributable to Hyatt Hotels Corporation	$37	$25	$47	$30

Denominator:
Basic weighted average shares outstanding:	169,907,013	174,118,518	172,056,525	174,040,620
Share-based compensation	231,715	139,439	272,713	63,203

Diluted weighted average shares outstanding	170,138,728	174,257,957	172,329,238	174,103,823

Basic Earnings Per Share:
Income from continuing operations	$0.21	$0.11	$0.27	$0.15
Gain from discontinued operations	-	0.03	-	0.02

Net income	$0.21	$0.14	$0.27	$0.17
Net loss attributable to noncontrolling interests	$0.01	$0.00	$0.01	$0.00

Net income attributable to Hyatt Hotels Corporation	$0.22	$0.14	$0.28	$0.17

Diluted Earnings Per Share:
Income from continuing operations	$0.21	$0.11	$0.27	$0.15
Gain from discontinued operations	-	0.03	-	0.02

Net income	$0.21	$0.14	$0.27	$0.17
Net loss attributable to noncontrolling interests	$0.01	$0.00	$0.01	$0.00

Net income attributable to Hyatt Hotels Corporation	$0.22	$0.14	$0.28	$0.17

The computations of diluted net income per share for the three and six months ended June 30, 2011 and 2010 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs, RSUs and PSUs because they are anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock-settled SARs	273,320	219,500	150,400	145,900
RSUs	49,000	756,400	4,440	832,700
PSUs	-	-	-	-

17.	OTHER INCOME (LOSS), NET

Other income (loss), net includes interest income, gains (losses) on other marketable securities and foreign currency losses; including gains (losses) on foreign currency exchange rate instruments (see Note 8). The table below provides a reconciliation of the components in other income, net for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income	$6	$5	$11	$10
Gains (losses) on other marketable securities	(6)	(9)	(7)	2
Foreign currency losses	(3)	(1)	(4)	(2)
Loss on sale of real estate	(2)	-	(2)	-
Other	(4)	(1)	(4)	-

Other income (loss), net	$(9)	$(6)	$(6)	$10

18.	SUBSEQUENT EVENT

On July 13, 2011, Hyatt Corporation, a subsidiary of the Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with LodgeWorks, L.P. and its private equity partners (collectively, “LodgeWorks”) pursuant to which we agreed to acquire twenty-four (24) hotels located throughout the United States operating under the Hotel Sierra®, Avia®, Hyatt Place® and Hyatt Summerfield Suites® brand names. In addition to the 24 hotels, Hyatt Corporation also agreed to acquire certain additional assets including LodgeWorks’ rights under certain hotel management and license agreements and certain assets related to the operation of the purchased hotels, including all rights to the service marks Avia and Hotel Sierra. The aggregate purchase price for these assets is approximately $802 million in cash. The contemplated transaction is pursuant to the terms and subject to the conditions set forth in the Purchase Agreement.

We expect the purchase of all relevant assets to close during the third quarter of 2011, although the purchases of certain assets may close at later dates. The consummation of the transactions contemplated by the Purchase Agreement are subject to the satisfaction of certain customary closing conditions. In addition, we may terminate the Purchase Agreement in our sole discretion at any time within 75 days of the execution of the Purchase Agreement. As a result, there can be no assurance that any of the transactions contemplated by the Purchase Agreement will close, or if they do, when such closings will occur.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company’s plans, strategies, financial performance, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the U.S. Securities and Exchange Commission, including under Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, the rate and the pace of economic recovery following the recent economic downturn, levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; hostilities, including future terrorist attacks, or fear of hostilities that affect travel; travel-related accidents; natural or man-made disasters such as earthquakes, tsunamis, tornados, hurricanes, floods and oil spills; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through internet travel intermediaries; changes in the tastes and preferences of our customers; relationships with associates and labor unions and changes in labor law; financial condition of, and our relationships with, third-party property owners, franchisees and hospitality venture partners; risk associated with potential acquisitions and dispositions and the introduction of new brand concepts; changes in federal, state, local or foreign tax law; increases in interest rates and operating costs; fluctuations in currency exchange rates; lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access the capital markets; changes in the competitive environment in our industry and the markets where we operate; outcomes of legal proceedings; and violation of regulations or laws related to our franchising business. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q.

Executive Overview

We are a global hospitality company engaged in the management, franchising, ownership and development of Hyatt-branded hotels, resorts and residential and vacation ownership properties around the world. As of June 30, 2011, our worldwide property portfolio consisted of 456 properties (127,474 rooms and units), including:

•	175 managed properties (66,899 rooms), all of which we operate under management agreements with third-party property owners;

•	134 franchised properties (20,799 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	84 owned properties (including 2 consolidated hospitality ventures) (22,558 rooms) and 6 leased properties (2,851 rooms), all of which we manage and account for as operating leases;

•	26 managed properties and 8 franchised properties owned or leased by unconsolidated hospitality ventures (12,174 rooms);

•	15 vacation ownership properties (963 units), all of which we manage; and

•	8 residential properties (1,230 units), all of which we manage and some of which we own.

Our operating results for the second quarter of 2011 reflect improved revenue per available room (“RevPAR”) levels driven by a combination of occupancy and average daily rate improvement which translated into higher fees for our management and franchising segments. Our owned and leased segment showed improvement in Adjusted EBITDA based on a slight increase in revenues despite the combined impact of large-scale renovations occurring at a number of our owned properties and the sale or transfer of 16 hotels during 2010 and the first half of 2011. Average daily rates in North America for both group and transient business continued to improve. During the second quarter of 2011, group occupancy was relatively flat compared to the same quarter last year, while transient occupancy increased. Despite the lack of group occupancy growth at our North American full service properties we had improvement in banquet and outlet revenues. Our international operations experienced improvement in RevPAR on a constant currency basis in all regions, with Southwest Asia and Latin America showing the most significant growth. Europe, Africa and the Middle East and Asia Pacific grew slightly in the second quarter of 2011 over the same quarter last year, but were limited by political unrest in the Middle East and the impact of the natural disaster in Japan combined with strong results last year in part due to the World Expo in China and the World Cup in South Africa.

Our consolidated revenues increased by $47 million, or 5.3% (3.7% excluding the effects of currency), for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010. In addition to a $30 million increase in other revenues from managed properties, our management and franchise fees increased $11 million driven by improved base, incentive and franchise fees. We also experienced a $5 million increase in our other revenues compared to the quarter ended June 30, 2010 related to the operating results of our vacation ownership business, as well as the results from the launch of our co-branded credit card. We experienced a small overall increase in owned and leased hotels revenue of $1 million despite a $37 million reduction due to the sale or transfer of the 16 aforementioned hotels and an estimated $14 million decrease relating to the hotels undergoing large scale renovations. The positive results were driven by increases at other comparable owned and leased hotels not under renovation, the operations of a newly opened hotel in 2010 and three new hotels purchased in the second quarter of 2011.

Our consolidated Adjusted EBITDA for the second quarter of 2011, compared to the second quarter of 2010, increased by $16 million despite the impact of the asset sales and transfer as well as the significant renovations which we estimate negatively impacted Adjusted EBITDA by approximately $7 million and $4 million, respectively. These reductions in Adjusted EBITDA were more than offset by increased performance at our comparable owned and leased hotels, as well as at the owned properties that became part of the owned and leased segment in 2010 and in the second quarter of 2011. Additionally, Adjusted EBITDA increased in our management and franchising segments $7 million in the second quarter of 2011 as compared to the second quarter of 2010 due to management and franchise fees. See “—Non-GAAP Measure Reconciliation,” below, for an explanation of how we use Adjusted EBITDA, why we present it and material limitations on its usefulness.

While group occupancy growth in North America may be moderate in the short-term, average daily rates for our group business have grown. Transient demand across the world has strengthened on a year-to-date basis in 2011 and future strength is dependent on a stable-to-strengthening economic environment. Thus far, we have realized average daily rate increases and anticipate that we will see continued improvement in this area if the economic environment is stable or stronger. We believe that our previously discussed renovation activity will have a minimal negative impact on the third quarter of 2011, but expect that results in the fourth quarter and beyond will benefit from the completion of a large portion of these renovations in the third and fourth quarter of 2011.

As of June 30, 2011, we had approximately $1.4 billion in cash and cash equivalents, investments in highly-rated money market funds and short-term investments. At June 30, 2011, we had available credit facilities with banks for various corporate purposes. The amount of unused credit facilities as of June 30, 2011 was approximately $1.1 billion.

During the second quarter of 2011, we entered into the following transactions:

•	repurchased and retired 8,987,695 shares of our Class B common stock for a total of $396 million;

•

acquired three Woodfin Suites properties in California for a total purchase price of approximately $77 million. We began managing these properties during the second quarter and have rebranded them as Hyatt Summerfield Suites; and

•

sold six Hyatt Place and two Hyatt Summerfield Suites properties to a new joint venture that an affiliate of the Company formed with a third party. The properties were sold for a combined sale price of $110 million. In conjunction with the sale, we entered into a long-term franchise agreement for each property with the joint venture.

Additionally, on July 13, 2011, we entered into an asset purchase agreement with LodgeWorks, L.P. and its private equity partners to acquire 24 hotels and certain additional assets for approximately $802 million in cash (see Note 18).

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

Results of Operations

Three and Six Months Ended June 30, 2011 Compared with Three and Six Months Ended June 30, 2010

Consolidated Results

	Three Months Ended June 30,
(In millions, except percentages)	2011	2010	Better / (Worse)
REVENUES:
Total revenues	$936	$889	$47	5%

DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	372	374	2	1%
Depreciation and amortization	72	66	(6)	(9)%
Other direct costs	6	2	(4)	(200)%
Selling, general, and administrative	71	58	(13)	(22)%
Other costs from managed properties	360	330	(30)	(9)%

Direct and selling, general, and administrative expenses	881	830	(51)	(6)%

Net gains (losses) and interest income from marketable securities held to fund operating programs	2	(8)	10	125%
Equity earnings (losses) from unconsolidated hospitality ventures	2	(11)	13	118%
Interest expense	(14)	(12)	(2)	(17)%
Asset impairments	(1)	(3)	2	67%
Other income (loss), net	(9)	(6)	(3)	(50)%

INCOME BEFORE INCOME TAXES	35	19	16	84%

(PROVISION) BENEFIT FOR INCOME TAXES	1	-	1	100%

INCOME FROM CONTINUING OPERATIONS	36	19	17	89%

GAIN FROM DISCONTINUED OPERATIONS	-	5	(5)	(100)%

NET INCOME	36	24	12	50%

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1	1	-	0%

NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$37	$25	$12	48%

	Six Months Ended June 30,
(In millions, except percentages)	2011	2010	Better / (Worse)
REVENUES:
Total revenues	$1,811	$1,730	$81	5%

DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	726	738	12	2%
Depreciation and amortization	143	136	(7)	(5)%
Other direct costs	10	(3)	(13)	(433)%
Selling, general, and administrative	141	127	(14)	(11)%
Other costs from managed properties	719	652	(67)	(10)%

Direct and selling, general, and administrative expenses	1,739	1,650	(89)	(5)%

Net gains (losses) and interest income from marketable securities held to fund operating programs	8	(1)	9	900%
Equity earnings (losses) from unconsolidated hospitality ventures	5	(19)	24	126%
Interest expense	(27)	(24)	(3)	(13)%
Asset impairments	(1)	(3)	2	67%
Other income (loss), net	(6)	10	(16)	(160)%

INCOME BEFORE INCOME TAXES	51	43	8	19%

(PROVISION) BENEFIT FOR INCOME TAXES	(5)	(17)	12	71%

INCOME FROM CONTINUING OPERATIONS	46	26	20	77%

GAIN FROM DISCONTINUED OPERATIONS	-	3	(3)	(100)%

NET INCOME	46	29	17	59%

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1	1	-	0%

NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$47	$30	$17	57%

Revenues.    Consolidated revenues for the three months ended June 30, 2011 increased $47 million, or 5%, compared to the three months ended June 30, 2010, including $15 million in net favorable currency effects and a $30 million increase in other revenues from managed properties. Consolidated revenues for the six months ended June 30, 2011 increased $81 million, or 5%, compared to the six months ended June 30, 2010, including $19 million in net favorable currency effects and a $67 million increase in other revenues from managed properties.

The increase in other revenues from managed properties was due to higher cost reimbursements to us by managed properties, primarily due to new managed hotel openings in 2010 and owned hotels that were sold and converted to management agreements in 2010 and 2011. Included in other revenues from managed properties is an increase of $8 million and $10 million in benefits costs resulting from improved performance of the underlying assets for benefit programs funded through rabbi trusts for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. These expenses are offset in other costs from managed properties, thus having no net impact to our earnings. Excluding this amount, other revenues from managed properties increased $22 million, or 7%, and $57 million, or 9%, in the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively.

Comparable owned and leased hotel revenue increased $29 million and $31 million for the three and six month periods, respectively, which includes net favorable currency effects of $12 million and

$15 million, respectively. Noncomparable owned and leased hotel revenue decreased $28 million and $49 million in the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010. These decreases were primarily due to the sale or transfer of 16 hotels during 2010 and the first half of 2011.

We also experienced an $11 million and $24 million increase in management and franchise fee revenues for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. Included in consolidated management fees for the three and six months ended June 30, 2011 were base management fees of $38 million and $73 million, a 12% and 14% increase from the three and six months ended June 30, 2010, respectively. For the three and six months ended June 30, 2011, incentive management fees were $26 million and $52 million, a 13% and 21% increase compared to the same periods ended June 30, 2010, respectively.

Corporate and other revenues, which includes the revenues of our vacation ownership business and our co-branded credit card, increased $4 million and $7 million during the three and six months ended June 30, 2011 compared to the same periods ended June 30, 2010, respectively. The tables below provide a breakdown of revenues by segment for the three and six months ended June 30, 2011 and 2010.

For further discussion of segment revenues for the periods presented, please refer to “—Segment Results” below.

	Three Months Ended June 30,
(in millions, except percentages)	2011	2010	Better / (Worse)
Owned and leased hotels	$484	$483	$1	0.2%
North American management and franchising	397	361	36	10.0%
International management and franchising	54	50	4	8.0%
Corporate and other	21	17	4	23.5%
Eliminations	(20)	(22)	2	9.1%

Consolidated revenues	$936	$889	$47	5.3%

	Six Months Ended June 30,
(in millions, except percentages)	2011	2010	Better / (Worse)
Owned and leased hotels	$916	$934	$(18)	(1.9)%
North American management and franchising	789	708	81	11.4%
International management and franchising	105	98	7	7.1%
Corporate and other	39	32	7	21.9%
Eliminations	(38)	(42)	4	9.5%

Consolidated revenues	$1,811	$1,730	$81	4.7%

Owned and leased hotels expense.    Expenses for owned and leased hotels decreased by $2 million and $12 million in the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010. The decrease was driven primarily by $24 million and $42 million of reduced expense from noncomparable owned and leased hotels for the three and six months ended June 30, 2011 compared to the same periods in 2010. The 16 properties sold or transferred during 2010 and the first half of 2011 reduced expenses by $29 million and $53 million, respectively. Partially offsetting this decrease was $5 million and $11 million of increased expense at recently opened hotels for the three and six months ended June 30, 2011, respectively. Comparable owned and leased hotels expense increased by $19 million and $26 million in the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, largely attributable to higher compensation and related costs. Additionally, expenses recognized with respect to our employee benefit programs funded through rabbi trusts increased $3 million and $4 million as a result of improving performance of the underlying invested assets in the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010. These expenses are fully offset by corresponding net gains (losses) and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.

Depreciation and amortization expense.    Depreciation and amortization expense increased by $6 million and $7 million in the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010. This increase was primarily driven by increased depreciation at comparable owned and leased hotels, as new assets are being placed in service at hotels under renovation. Depreciation expense for noncomparable hotels was flat in both periods as decreases for assets sold or transferred were largely offset by an increase in depreciation for a hotel opened in 2010 and three properties purchased in 2011.

Other direct costs.    Other direct costs primarily represent costs associated with our vacation ownership operations. These costs increased by $1 million and $9 million in the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. During the first three months of 2010, we were awarded a favorable settlement of approximately $8 million related to a construction dispute at one of our vacation ownership properties. This settlement more than offset our costs of goods sold in the six months ended June 30, 2010, resulting in negative direct costs for the 2010 period.

Also included in other direct costs, are costs associated with our co-branded credit card, which increased $3 million and $4 million in the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively, as the program began in the third quarter of 2010.

Selling, general and administrative expenses.    Selling, general and administrative costs increased by $13 million and $14 million, or 22% and 11%, in the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. Included in selling, general and administrative expenses is the financial performance of the securities held in rabbi trusts to fund certain benefit programs. The financial performance of these securities resulted in increases in costs of $7 million for both the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. These expenses are offset in net gains (losses) and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.

Excluding the rabbi trust amounts, selling, general and administrative costs increased $6 million, or 9%, and $7 million, or 5%, in the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010, respectively. The increases were primarily driven by increased compensation and related expenses of $6 million and $12 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, respectively. Additionally, during the six months ended June 30, 2011 compared to the six months ended June 30, 2010, we experienced increased sales and marketing expenses of $2 million. These increases were partially offset by reduced bad debt expense of $2 million and $7 million for the three and six months ended June 30, 2011 compared to the same periods in 2010. The reduction in bad debt expense was driven by a recovery of $3 million combined with overall lower provisions in the current year.

Net gains (losses) and interest income from marketable securities held to fund operating programs.    Marketable securities held to fund our benefit programs funded through rabbi trusts resulted in a net gain of $1 million and $7 million in the three and six months ended June 30, 2011, compared to the net loss of $9 million and $4 million in the three and six months ended June 30, 2010, respectively, due to improved performance of the underlying securities. The gains on securities held in the rabbi trusts are offset by expenses in our owned and leased hotels expense and in selling, general and administrative expenses for our corporate staff and personnel supporting our business segments, having no net impact on our earnings. Of the $10 million change in the underlying securities in the three months ended June 30, 2011 over the three months ended June 30, 2010, $7 million was offset in selling, general and administrative expenses and $3 million was offset in owned and leased hotel expenses. Of the $11 million change in the underlying securities in the six months ended June 30, 2011 over the six months ended June 30, 2010, $7 million was offset in selling, general and administrative expenses and $4 million was offset in owned and leased hotel expenses. Marketable securities held to fund our Gold Passport program and related to our owned and leased hotels generated a net gain of $1 million in the three and six months ended June 30, 2011, compared to a $1 million and $3 million net gain for the three and six months ended June 30, 2010. The gains and losses on securities held to fund our Gold Passport program and related to our owned and leased hotels are offset by corresponding changes to our owned and leased hotel revenues, thus having no net impact on our earnings.

Equity earnings (losses) from unconsolidated hospitality ventures.    Equity earnings from unconsolidated hospitality ventures were $2 million and $5 million in the three and six months ended June 30, 2011 compared to equity losses of $11 million and $19 million for the three and six months ended June 30, 2010, respectively. During the second quarter of 2010, we recorded an impairment charge of $9 million related to an interest in a vacation ownership property. The remaining increase was primarily due to $2 million and $12 million of higher earnings generated by the underlying hotels and vacation ownership properties and distributions for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively.

Interest expense.    Interest expense increased $2 million and $3 million in the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. In the three and six months ended June 30, 2011, interest expense increased by $3 million and $6 million due to reduced interest capitalization on construction projects compared to the three and six months ended June 30, 2010, respectively. In 2010, we repaid one hotel loan and extinguished debt related to the Hyatt Regency Princeton in a deed in lieu of foreclosure transaction, which resulted in a decrease of $2 million and $3 million in interest expense during the three and six months ended June 30, 2011 compared to the same periods in 2010, respectively.

Asset impairments.    Asset impairments for the three and six months ended June 30, 2011 and 2010 were $1 million and $3 million, respectively. In conjunction with our regular assessment of impairment indicators we recognized a 2011 and 2010 charge for the impairment of property and equipment in our owned and leased hotel segment.

Other income (loss), net.    Other income (loss), net decreased by $3 million and $16 million in the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. The three and six month periods were negatively impacted by losses from a sublease agreement tentatively agreed to with a related party and the sale of eight properties in the second quarter of 2011. These losses were partially offset in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 due to better performance in other marketable securities. The six month period ended June 30, 2011 compared to the six months ended June 30, 2010 was negatively impacted by performance in other marketable securities. The tables below provides a breakdown of other income (loss), net for the three and six months ended June 30, 2011 and 2010:

(in millions except percentages)	Three Months Ended June 30,
	2011	2010	Better / (Worse)
Interest income	$6	$5	$1
Gains (losses) on other marketable securities	(6)	(9)	3
Foreign currency losses	(3)	(1)	(2)
Loss on sale of real estate (1)	(2)	-	(2)
Other (2)	(4)	(1)	(3)

Other income (loss), net	$(9)	$(6)	$(3)

(1)	Represents the loss on sale of eight properties in the second quarter of 2011.

(2)	Includes loss from a sublease agreement tentatively agreed to with a related party in 2011 and gains (losses) on asset retirements for each period presented.

(in millions except percentages)	Six Months Ended June 30,
	2011	2010	Better / (Worse)
Interest income	$11	$10	$1
Gains (losses) on other marketable securities	(7)	2	(9)
Foreign currency losses	(4)	(2)	(2)
Loss on sale of real estate (1)	(2)	-	(2)
Other (2)	(4)	-	(4)

Other income (loss), net	$(6)	$10	$(16)

(1)	Represents the loss on sale of eight properties in the second quarter of 2011.

(2)	Includes loss from a sublease agreement tentatively agreed to with a related party in 2011 and gains (losses) on asset retirements for each period presented.

Provision for income taxes.    For the three months ended June 30, 2011, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to an increase in deferred tax assets of $12 million related to the release of a valuation allowance against certain foreign net operating losses. In addition, the reduced effective tax rate is due to foreign operations taxed at rates below the U.S. rate. For the six months ended June 30, 2011, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to an increase in deferred tax assets of $12 million related to the release of a valuation allowance against certain foreign net operating losses, and certain other adjustments to foreign deferred taxes of $2 million. In addition, the reduced effective tax rate is due to foreign operations taxed at rates below the U.S. rate. These items were partially offset by unrecognized tax benefits of $4 million (including $3 million of interest and penalties).

For the three months ended June 30, 2010, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to a net increase in deferred tax assets of $7 million related to the release of a valuation allowance against certain foreign net operating losses. For the six months ended June 30, 2010, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to a net increase in unrecognized tax benefits of $4 million (including $3 million of interest and penalties), an adjustment to deferred taxes of $2 million due to an international tax rate change and other adjustments to deferred taxes of $2 million. These items were offset by an increase in deferred tax assets of $7 million related to the release of a valuation allowance against certain foreign net operating losses.

Discontinued operations.    During the three and six months ended June 30, 2010, we classified the results relating to one hotel and one residential property as discontinued operations as the residential property was sold without continuing involvement in the second quarter of 2010 and the hotel was held for sale as of June 30, 2010 and we did not intend to have continuing involvement upon completion of the sale. We recognized $1 million and $3 million of a net loss for the three and six months ended June 30, 2010 for the operations of these two properties, respectively. The six month loss was primarily driven by an impairment charge related to one of the properties, as we determined that the carrying amount of the assets exceeded fair value and were not fully recoverable. During the three and six months ended June 30, 2010, we recognized a $6 million gain, net of taxes for the sales of the residential property.

Segment Results

We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA, as described in Note 15 to our Condensed Consolidated Financial Statements. The segment results presented below are presented before intersegment eliminations.

Owned and Leased Hotels.    Revenues increased $1 million in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, which included $12 million in net favorable currency impact. Revenues decreased $18 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, which included $15 million of net favorable currency impact. Noncomparable owned and leased hotels revenue decreased by $28 million and $49 million during the three and six months ended June 30, 2011 compared to the same periods in 2010, primarily driven by hotels sold or transferred during 2010 and the first half of 2011. During the three and six months ended June 30, 2011, we removed nine and ten properties from the comparable owned and leased hotel results and moved them to noncomparable owned and leased hotel results, respectively. These results were partially offset by increased revenue for a noncomparable hotel opened in 2010, and three hotels purchased in the second quarter of 2011. Comparable owned and leased hotel revenues increased $29 million and $31 million for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010. Excluding a number of North American hotels under major renovation, worldwide comparable hotel revenues increased $43 million and $58 million for the three and six months ended June 30, 2011 compared to the same periods in the prior year, as several of our owned hotels experienced strong group business and improved transient occupancy. Offsetting these increases were the North American properties undergoing significant renovations, which had revenue declines of $14 million and $27 million for the three and six months ended June 30, 2011, respectively.

	Three Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2011	2010	Better / (Worse)	2011	2010	Change in Occ % pts	2011	2010	Better / (Worse)
Full Service	$143	$135	5.2%	73.4%	73.2%	0.2%	$194	$185	4.9%
Select Service	75	69	9.5%	81.4%	78.3%	3.1%	92	88	5.3%
Total Owned and Leased Hotels	$126	$119	5.9%	75.4%	74.4%	1.0%	$167	$160	4.6%

	Three Months Ended June 30,
(in millions except percentages)	2011	2010	Better / (Worse)
Segment Revenues	$484	$483	$1	0.2%
Segment Adjusted EBITDA	$114	$103	$11	10.7%

	Six Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2011	2010	Better / (Worse)	2011	2010	Change in Occ % pts	2011	2010	Better / (Worse)
Full Service	$135	$131	2.9%	69.0%	69.3%	(0.3)%	$195	$189	3.4%
Select Service	71	64	10.1%	76.3%	73.5%	2.8%	93	88	6.0%
Total Owned and Leased Hotels	$119	$115	3.9%	70.8%	70.3%	0.5%	$168	$163	3.2%

						Six Months Ended June 30,
(in millions except percentages)						2011	2010	Better / (Worse)
Segment Revenues						$916	$934	$(18)	(1.9)%
Segment Adjusted EBITDA						$189	$185	$4	2.2%

Adjusted EBITDA increased by $11 million and $4 million in the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, which included $3 million and $4 million in net favorable currency effects, respectively. Comparable owned and leased hotel performance improved $10 million and $5 million for the three and six months ended June 30, 2011 compared to the same periods in 2010, primarily due to the increased demand. We also experienced improvements of $4 million and $5 million in our Adjusted EBITDA at our joint venture hotels due to newly formed joint venture hotels and performance at existing joint venture properties in the three and six months ended June 30, 2011, respectively. These increases were partially offset by decreases at noncomparable hotels of $3 million and $6 million for the three and six months ended June 30, 2011, respectively, due to the hotels sold or transferred during 2010 and the first half of 2011.

North American management and franchising.    North American segment revenues increased by $36 million in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Other revenues from managed properties drove a significant portion of the increase, due to new managed hotel openings in 2010 and owned hotels that were sold and converted to management agreements in 2010 and 2011. Management and franchise fees increased $4 million compared to the three months ended June 30, 2010, primarily due to increased franchise fees of $3 million and increased base management fees of $2 million. Management and franchise fees increased $10 million compared to the six months ended June 30, 2010, primarily due to increased franchise fees of $5 million and increased base management fees of $5 million, respectively. Franchise fees have increased for both the three and six month periods primarily due to newly converted hotels and improved performance at existing hotels. Base management fee increases for both the three and six month periods have been primarily driven by hotel revenue increases and new properties. Our full service hotels experienced improvements in occupancy and average daily rates for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 from transient business. Group occupancy was largely flat in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, but we had increases in average daily rates. RevPAR at our select service hotels in the three and six months ended June 30, 2011 increased by 9.6% and 10.5% compared to the three and six months ended June 30, 2010 driven by average daily rates and occupancy improvement. During the three and six months ended June 30, 2011 we removed one property from the comparable North America full service systemwide hotels, respectively. During the three and six months ended June 30, 2011 we removed no properties from the comparable North America select service systemwide hotels.

	Three Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2011	2010	Better / (Worse)	2011	2010	Change in Occ % pts	2011	2010	Better / (Worse)
North American Full Service	$123	$117	5.0%	75.2%	73.4%	1.8%	$163	$159	2.5%
North American Select Service	75	69	9.6%	78.3%	73.7%	4.6%	96	93	3.2%

	Three Months Ended June 30,
(in millions except percentages)	2011	2010	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$56	$52	$4	7.7%
Other Revenues from Managed Properties	341	309	32	10.4%

Total Segment Revenues	$397	$361	$36	10.0%
Segment Adjusted EBITDA	$44	$41	$3	7.3%

	Six Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2011	2010	Better / (Worse)	2011	2010	Change in Occ % pts	2011	2010	Better / (Worse)
North American Full Service	$116	$109	6.4%	70.9%	68.7%	2.2%	$163	$158	3.2%
North American Select Service	72	65	10.5%	74.1%	69.4%	4.7%	97	94	3.5%

	Six Months Ended June 30,
(in millions except percentages)	2011	2010	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$107	$97	$10	10.3%
Other Revenues from Managed Properties	682	611	71	11.6%

Total Segment Revenues	$789	$708	$81	11.4%
Segment Adjusted EBITDA	$84	$72	$12	16.7%

Adjusted EBITDA increased by $3 million in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 due primarily to increased management and franchise fees of $4 million. Adjusted EBITDA increased by $12 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 due primarily to increased management and franchise fees of $10 million. Additionally, expenses under contractual performance obligations decreased $2 million due to better hotel performance for the six months ended June 30, 2011 compared to the same period in 2010.

International management and franchising. International segment revenues increased by $4 million in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, which was primarily driven by $3 million in net favorable currency impact. International segment revenues increased by $7 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 and included $4 million in net favorable currency impact. The $5 million and $10 million increases in management and franchising fees for the three and six months ended June 30, 2011, were primarily driven by a 10% increase (or 3% increase, excluding the favorable currency impact) and a 11% increase (or 5%, excluding the favorable currency impact) in RevPAR for our comparable systemwide international full service hotels, respectively. This RevPAR improvement was primarily the result of increased average daily rates. We have seen strong results across most regions, but international results continue to be negatively impacted by Japan due to the natural disaster and the Middle East due to political unrest. Additionally, RevPAR in China has declined this year compared to last year due to the positive impact of last year’s World Expo. Of the $5 million increase in fees during the three months ended June 30, 2011, $2 million was in base fees and $2 million was in incentive fees. Of the $10 million increase in fees during the six months ended June 30, 2011, $3 million was in base fees and $6 million was in incentive fees. During the three and six months ended June 30, 2011 we removed zero and four properties from the comparable international full service systemwide hotels, respectively.

	Three Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2011	2010	Better / (Worse)	2011	2010	Change in Occ % pts	2011	2010	Better / (Worse)
International Full Service	$152	$139	9.9%	64.7%	64.8%	(0.1)%	$236	$214	10.2%

	Three Months Ended June 30,
(in millions except percentages)	2011	2010	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$39	$34	$5	14.7%
Other Revenues from Managed Properties	15	16	(1)	(6.3)%

Total Segment Revenues	$54	$50	$4	8.0%
Segment Adjusted EBITDA	$22	$18	$4	22.2%

	Six Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2011	2010	Better / (Worse)	2011	2010	Change in Occ % pts	2011	2010	Better / (Worse)
International Full Service	$149	$135	10.5%	64.4%	63.5%	0.9%	$232	$212	9.0%

	Six Months Ended June 30,
(in millions except percentages)	2011	2010	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$76	$66	$10	15.2%
Other Revenues from Managed Properties	29	32	(3)	(9.4)%

Total Segment Revenues	$105	$98	$7	7.1%
Segment Adjusted EBITDA	$42	$32	$10	31.3%

Adjusted EBITDA increased by $4 million and $10 million in the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, which included $1 million in net favorable currency effects in both periods. The increase is primarily due to increased management and franchise fees of $5 million and $10 million in the three and six month periods ended June 30, 2011, respectively. During the three and six months ended June 30, 2011 compared to the same periods in 2010, there was a decrease in bad debt expense of $3 million and $6 million, respectively, primarily due to the recovery of an amount expensed last year as uncollectible. This was partially offset by increased compensation and related expenses of $3 million and $5 million for the three and six months ended June 30, 2011 compared to the same period in 2010, respectively.

Corporate and other.    Corporate and other includes unallocated corporate expenses, the results of our vacation ownership business and the results of our co-branded credit card launched in 2010. Revenues increased $4 million and $7 million for the three and six month periods ended June 30, 2011 compared to the same periods in 2010, respectively. Revenues for the co-branded credit card of $3 million and $5 million for the three and six months ended June 30, 2011, respectively, are primarily driving these increases as the program began during the third quarter of 2010.

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions except percentages)	2011	2010	Better / (Worse)		2011	2010	Better / (Worse)
Corporate and other Revenues	$21	$17	$4	23.5%	$39	$32	$7	21.9%
Corporate and other Adjusted EBITDA	$(29)	$(27)	$(2)	(7.4)%	$(55)	$(42)	$(13)	(31.0)%

Adjusted EBITDA decreased $2 million in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily due to increased compensation and related benefits of $3 million. The decrease in the six months ended June 30, 2011 compared to the same period in 2010 was primarily due to a favorable settlement of approximately $8 million related to a construction dispute at one of our vacation ownership properties in the first quarter of 2010. The remaining decline was primarily due to increased compensation and related benefits expense of $5 million.

Eliminations.    Eliminations of $20 million and $22 million for the three months ended June 30, 2011 and 2010, respectively, and eliminations of $38 million and $42 million for the six months ended June 30, 2011 and 2010, respectively, primarily represent fees charged by our management and franchising segments to our owned and leased hotels for managing their operations.

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

The following table sets forth Adjusted EBITDA by segment for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
(in millions, except percentages)	2011	2010	Better / (Worse)
Owned and leased hotels	$114	$103	$11	10.7%
North American management and franchising	44	41	3	7.3%
International management and franchising	22	18	4	22.2%
Corporate and other	(29)	(27)	(2)	(7.4)%

Consolidated Adjusted EBITDA	$151	$135	$16	11.9%

	Six Months Ended June 30,
(in millions, except percentages)	2011	2010	Better / (Worse)
Owned and leased hotels	$189	$185	$4	2.2%
North American management and franchising	84	72	12	16.7%
International management and franchising	42	32	10	31.3%
Corporate and other	(55)	(42)	(13)	(31.0)%

Consolidated Adjusted EBITDA	$260	$247	$13	5.3%

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three and six months ended June 30, 2011 and 2010:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Adjusted EBITDA	$151	$135	$260	$247
Equity earnings (losses) from unconsolidated hospitality ventures	2	(11)	5	(19)
Asset impairments	(1)	(3)	(1)	(3)
Other income (loss), net	(9)	(6)	(6)	10
Discontinued operations, net of tax	-	5	-	3
Net loss attributable to noncontrolling interests	1	1	1	1
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(22)	(18)	(37)	(32)

EBITDA	122	103	222	207
Depreciation and amortization	(72)	(66)	(143)	(136)
Interest expense	(14)	(12)	(27)	(24)
(Provision) benefit for income taxes	1	-	(5)	(17)

Net income attributable to Hyatt Hotels Corporation	$37	$25	$47	$30

Liquidity and Capital Resources

Overview

We finance our business primarily with existing cash and cash generated from our operations. As part of our business strategy we also recycle capital by using net proceeds from dispositions to support acquisitions and new investment opportunities. When appropriate, we also borrow cash under our revolving credit facility or from other third party sources, and may also raise funds by issuing debt or equity securities as necessary. We maintain a cash investment policy that emphasizes preservation of capital. We believe that our cash position and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives in the near future.

During the three months ended June 30, 2011 we repurchased 8,987,695 shares of our outstanding Class B common stock for approximately $396 million. We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

On July 13, 2011, we entered into an asset purchase agreement with LodgeWorks, L.P. and its private equity partners to acquire 24 hotels and certain additional assets for approximately $802 million in cash (see Note 18).

Sources and Uses of Cash

In 2010, we established an investment program for the purpose of investing a portion of our available cash. This program, which consists of investment maturities of up to two years, allows for investment in highly liquid and transparent commercial paper, corporate notes and bonds, U.S. treasuries and U.S. agencies. These investments can be readily liquidated without any significant costs.

At June 30, 2011 and December 31, 2010, we had cash and cash equivalents of $0.9 billion and $1.1 billion, respectively. Additionally, we had short-term investments in certificates of deposit and other marketable securities of $521 million and $524 million as of June 30, 2011 and December 31, 2010, respectively.

(in millions)	Six Months Ended June 30,
	2011	2010
Cash provided by (used in):
Operating activities	$210	$184
Investing activities	(70)	(348)
Financing activities	(374)	(5)
Cash provided by discontinued operations	-	-
Effects of changes in exchange rate on cash and cash equivalents	-	21

Net change in cash and cash equivalents	$(234)	$(148)

Cash Flows from Operating Activities

Cash flows provided by operating activities totaled $210 million in the six months ended June 30, 2011, compared to $184 million in the same period last year. Cash flow from operations increased due to increased cash generated by operating performance across all segments and the Company’s funding of its deferred compensation plans in the second quarter of 2010. These increases to cash were partially offset by a decrease in cash for tax refunds in 2011 and a favorable cash settlement received in 2010 for a timeshare construction project.

Cash Flows from Investing Activities

Cash flows used in investing activities totaled $70 million in the six months ended June 30, 2011 compared to $348 million in the same period last year. In the six months ended June 30, 2011, we contributed $28 million to marketable securities, short-term investments and unconsolidated hospitality ventures compared to $355 million in the same period last year. During the second quarter of 2011, we acquired three properties in California for a total purchase price of approximately $77 million. During the first half of 2011, we entered into an agreement with a third party to sell eight properties for a combined sales price of $110 million ($90 million, net of $20 million contributed to a new joint venture) and we also sold a Company owned airplane for $18 million, net of closing costs. Of the proceeds received during the six months ended June 30, 2011, $35 million are held in restricted cash, which could be used to execute a like-kind exchange transaction. Additionally during the six months ended June 30, 2011, we released $97 million of restricted cash related to the sales of three properties in 2010 as like-kind exchange agreements were not consummated with applicable time periods. During the six months ended June 30, 2010, we sold the Hyatt Regency Boston property for $113 million, net of cash received.

Cash Flows from Financing Activities

Cash flows used in financing activities totaled $374 million in the six months ended June 30, 2011, compared to $5 million during the six months ended June 30, 2010. During the six months ended June 30, 2011, we repurchased 8,987,695 shares of Class B common stock for approximately $396 million. Additionally, during the six months ended June 30, 2011, we received $25 million from a loan that we assigned to a newly formed joint venture formed for the purpose of owning and operating the Hyatt Regency Minneapolis. The loan was obtained during the first quarter of 2011 and the proceeds from the loan were retained by the Company. During the six months ended June 30, 2011 and 2010 we had no drawings on our revolving credit facility.

The following is a summary of our debt to capital ratios:

	June 30,	December 31,
(in millions, except percentages)	2011	2010
Consolidated debt (1)	$769	$771
Stockholders’ equity	4,822	5,118

Total capital	5,591	5,889
Total debt to total capital	13.8%	13.1%
Consolidated debt (1)	769	771
Less: Cash and cash equivalents and short-term investments	1,397	1,634

Net consolidated debt (cash and short-term investments)	(628)	(863)
Net debt to total capital	(11.2)%	(14.7)%

(1)	Excludes approximately $559 million and $512 million of our share of unconsolidated hospitality venture indebtedness as of June 30, 2011 and December 31, 2010, respectively, substantially all of which is non-recourse to us.

Capital Expenditures

We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance, enhancements to existing properties and investment in new facilities.

During the six months ended June 30, 2011, we had total capital expenditures of $118 million, which included $86 million for enhancements to existing properties, $27 million for maintenance and $5 million for investment in new facilities. During the comparable period in 2010, our total capital expenditures were $90 million, which included $33 million of capital expenditures related to a property in New York that opened in July 2010. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations.

Senior Unsecured Notes

On August 10, 2009, we issued $500 million aggregate principal amount of senior unsecured notes. The table below sets forth the principal, maturity and interest rate of the senior unsecured notes. Interest on the senior unsecured notes is payable semi-annually.

Principal
Description	Amount
5.750% senior unsecured notes due 2015	$250,000,000
6.875% senior unsecured notes due 2019	$250,000,000

We are in compliance with all applicable covenants as of June 30, 2011.

Revolving Credit Facility

Under the terms of our $1.5 billion unsecured revolving credit facility, $370 million of credit availability matured on June 29, 2010, with the remaining availability of $1,130 million maturing on June 29, 2012. The revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper back-up and permitted investments and acquisitions. We have the option to increase our facility by an aggregate amount not to exceed $370 million, subject to certain conditions, including, without limitation, our ability to secure commitments from one or more new lenders to provide such increase. The average daily borrowings under the revolving credit facility were $0 for the six months ended June 30, 2011 and 2010. As of June 30, 2011 and December 31, 2010, we had no borrowings outstanding under our revolving credit facility. We did, however, have $65 million and $71 million in outstanding undrawn letters of credit that are issued under our revolving credit facility (which reduces the availability thereunder by the corresponding amount) as of June 30, 2011 and December 31, 2010, respectively.

We have launched a renewal process for our revolving credit facility as it currently matures in June 2012. We expect to complete the renewal process during 2011 at a borrowing capacity no less than our current facility.

We are in compliance with all applicable covenants as of June 30, 2011.

Letters of Credit

We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $79 million in letters of credit outstanding at June 30, 2011 and December 31, 2010, respectively. We had letters of credit issued directly with financial institutions of $14 million and $8 million at June 30, 2011 and December 31, 2010, respectively. These letters of credit had weighted average fees of 246 basis points at June 30, 2011. The range of maturity on these letters of credit was 3 months to 12 months as of June 30, 2011.

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

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At June 30, 2011, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.

Interest Rate Risk

In the normal course of business, we are exposed to the impact of interest rate changes due to our borrowing activities. Our objective is to manage the risk of interest rate changes on the results of operations, cash flows, and the market value of our debt by creating an appropriate balance between our fixed and floating-rate debt. Interest rate derivative transactions, including interest rate swaps and interest rate locks, are entered into to maintain a level of exposure to interest rate variability that the Company deems acceptable.

During the three months ended June 30, 2011, we entered into treasury-lock derivative instruments with $250 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with long-term debt we may issue in the future, as changes in the benchmark interest rate will result in variability in cash flows related to such debt. These derivative instruments were designated as cash flow hedges at inception and at June 30, 2011 were highly effective in offsetting fluctuations in the benchmark interest rate. Changes in the fair value relating to the effective portion of the swap are recorded in accumulated other comprehensive income (loss) and the corresponding fair value was included in prepaids and other assets.

As of June 30, 2011, we had entered into four $25 million interest swap contracts, each of which expires on August 15, 2015 and effectively converted a total of $100 million of our 2015 Notes to floating rate debt based on three-month LIBOR plus a fixed rate component. The fixed rate component of each swap varies by contract, with a range from 2.68% to 2.9675%. The fixed to floating interest rate swaps were designated as a fair value hedge as their objective is to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as fair value hedges at inception and at June 30, 2011 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes. At June 30, 2011, the fixed to floating interest rate swaps were recorded within other assets at a value of $5 million, offset by a fair value adjustment to long-term debt of $5 million. See Note 8 to the accompanying condensed consolidated financial statements for further information on our interest rate risk.

A hypothetical 10% increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $1 million and $1 million, respectively. A hypothetical 10% increase or decrease in average market interest rates would increase or decrease the fair value of our interest rate lock contracts by $7 million and $7 million, respectively.

Foreign Currency Exposures and Exchange Rate Instruments

We conduct business in various foreign currencies and use foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. These foreign currency exposures typically arise from intercompany loans and other intercompany transactions. The U.S. dollar equivalent of the notional amount of the forward contracts as of June 30, 2011 and December 31, 2010 was $141 million and $176 million, respectively, all of which expire within the next twelve months. We intend to offset the gains and losses related to our intercompany loans and transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect to net income attributable to Hyatt Hotels Corporation. We expect to continue this practice relating to our intercompany loans and transactions, and may also begin to manage the risks associated with other transactional and translational foreign currency volatility within our business. See Note 8 to the accompanying condensed consolidated financial statements for further information on our foreign currency exposures and exchange rate risk.

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

Other than as stated below, at June 30, 2011, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Risks Related to Corporate Governance and Stockholder Matters

A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well.

Future sales of Class A common stock issuable upon conversion of Class B common stock in the public market, or the perception in the market that the holders of a large number of shares of Class B common stock intend to sell shares, could reduce the market price of our Class A common stock. As of July 28, 2011 we had 44,651,851 shares of Class A common stock outstanding and 120,478,305 shares of Class B common stock outstanding.

Of the outstanding shares, 44,607,769 shares of Class A common stock are freely tradable in the public market without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”) unless these shares are held by any of our “affiliates,” as that term is defined in Rule 144 under the Securities Act. The remaining 44,082 outstanding shares of Class A common stock and 120,478,305 outstanding shares of Class B common stock are deemed “restricted securities,” as that term is defined in Rule 144 under the Securities Act. Restricted securities may be sold in the public market only if they are registered under the Securities Act or they qualify for an exemption from registration under Rule 144 or Rule 701 under the Securities Act.

Substantially all of these restricted securities are subject to contractual lock-up and certain other restrictions contained in the Amended and Restated Global Hyatt Agreement, Amended and Restated Foreign Global Hyatt Agreement, Amended and Restated Agreement Relating to Stock or the 2007 Stockholders’ Agreement as described in Part I, Item 1, “Business—Stockholder Agreements” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. These additional restrictions may be amended, waived or terminated by the parties to those lock-up agreements in accordance with the terms of those agreements without our consent and without notice or, with respect to the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement, the 25% limitation on sales of our common stock may, with respect to each 12 month period, be increased to a higher percentage or waived entirely by the unanimous affirmative vote of our independent directors (excluding for such purposes any Pritzker). All shares of Class A common stock, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, will be eligible for resale in compliance with Rule 144 or Rule 701 to the extent the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement, Amended and Restated

Foreign Global Hyatt Agreement, Amended and Restated Agreement Relating to Stock or 2007 Stockholders’ Agreement, as applicable, are waived or terminated with respect to such shares.

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

Number of Shares	Time Period
7,204,303	At any time.
27,636,937	After 12 months and up to 24 months from November 4, 2009*.
2,851,522	After December 23, 2010 and up to 24 months from November 4, 2009**.
6,331,270	After May 13, 2011***.
26,744,926	After 24 months and up to 36 months from November 4, 2009.
22,232,509	After 36 months and up to 42 months (3 1/2 years) from November 4, 2009.
9,661,522	After 42 months (3 1/2 years) and up to 48 months from November 4, 2009.
8,058,515	After 48 months and up to 54 months (4 1/2 years) from November 4, 2009.
7,938,307	After 54 months (4 1/2 years) and up to 60 months from November 4, 2009.
6,419,886	After 60 months and up to 66 months (5 1/2 years) from November 4, 2009.
4,961,921	After 72 months from November 4, 2009.

*	Of these shares, 8,987,695 were repurchased by the Company in May 2011 in a privately negotiated transaction from certain Pritzker family stockholders. The details of the transaction were previously disclosed in our Current Reports on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011 and May 18, 2011. As a result of the repurchase, 18,649,242 shares remain available for sale in the public market during the period after 12 months and up to 24 months from November 4, 2009.

**	On December 23, 2010, the “applicable market value” (as defined in the Amended and Restated Agreement Relating to Stock) of our Class A common stock exceeded 165% of the gross price per share at which the Class A common stock was first traded in connection with our initial public offering. Under the terms of the Amended and Restated Agreement Relating to Stock, following such date, each stockholder party to the agreement may transfer up to one-third of its common stock held as of August 28, 2007 (or deemed to be held as of such date) to unaffiliated third parties; provided that such transfers are accomplished by way of an underwritten public offering or in an otherwise broad distribution sale. Such stockholders’ shares continue to remain, however, subject to the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement. See Part I, Item 1, “Business – Stockholder Agreements – Amended and Restated Global Hyatt Agreement,” “—Amended and Restated Foreign Global Hyatt Agreement” and “—Amended and Restated Agreement Relating to Stock” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

***

Under the terms of the 2007 Stockholders’ Agreement, subject to the rights of first refusal and “drag along” rights and other restrictions contained in such agreement, each stockholder party to the agreement may transfer up to one-third of its common stock acquired under the Subscription Agreement or upon conversion of Series A Convertible Preferred Stock to unaffiliated third parties at any time following both (a) December 23, 2010, the first date on which the “applicable market value” exceeded 165% of the gross price per share at which the Class A common stock was first traded in connection with our initial public offering and (b) May 13, 2011; provided that such transfers are accomplished by way of an underwritten public offering or in an otherwise broad distribution sale. See Part I, Item 1, “Business – Stockholder Agreements – 2007 Stockholders’ Agreement” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

In addition, as of June 30, 2010, 9,142,283 shares of our Class A common stock are reserved for issuance under the Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (the “LTIP”). These shares of Class A common stock will become eligible for sale in the public market once those shares are issued or awarded under our LTIP, subject to provisions of various award agreements and Rule 144, as applicable. In addition, 933,696 shares of our Class A common stock are reserved for issuance under the Hyatt Hotels Corporation Employee Stock Purchase Plan (the “ESPP”), 1,169,195 shares of our Class A common stock remain available for issuance pursuant to the Amended and Restated Hyatt Corporation Deferred Compensation Plan (the “DCP”) and 300,000 shares of Class A common stock remain available for issuance pursuant to the Hyatt International Hotels Retirement Plan (commonly known as the Field Retirement Plan) (the “FRP”).

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

Holders of 120,478,305 shares of our Class B common stock (or 73.2% of our total outstanding shares of common stock as of June 30, 2011), including Pritzker family business interests and entities affiliated with Goldman, Sachs & Co. and entities affiliated with Madrone Capital, LLC, have rights, subject to certain conditions, to require us to file registration statements registering sales of shares of Class A common stock acquired upon conversion of such Class B common stock or to include sales of such shares of Class A common stock in registration statements that we may file for ourselves or for other stockholders. In order to exercise such registration rights, the holder must be permitted to sell shares of its common stock under applicable lock-up restrictions. See “—A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well” and Part I, Item 1, “Business—Stockholder Agreements” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for additional information with respect to these lock-up provisions. Subject to compliance with applicable lock-up agreements, shares of Class A common stock sold under the registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of Class A common stock issuable upon conversion of shares of Class B common stock are sold in the public market, such sales could reduce the trading price of our Class A common stock. These sales also could impede our ability to raise future capital. Additionally, we will bear all expenses in connection with any such registrations (other than underwriting discounts).

During the first quarter of 2011, certain Pritzker family stockholders exercised their rights to require the Company to register an aggregate of 19,442,309 shares of Class A common stock issuable upon conversion of such stockholders’ shares of Class B common stock on a shelf registration statement on Form S-3 pursuant to Rule 415 of the Securities Act. In accordance with the terms of the Registration Rights Agreement, dated as of October 12, 2009, on February 25, 2011, the Company filed an automatic effective shelf registration statement with the SEC to register the resale of such 19,442,309 shares. In connection with such registration, all other holders of registration rights, including trustees of trusts for the benefit of Thomas J. Pritzker and Penny Pritzker and their respective lineal descendants, entities affiliated with Goldman, Sachs & Co. and entities affiliated with Madrone Capital, LLC, elected not to exercise their piggyback registration rights.

Subsequent to the filing of the shelf registration statement, in May 2011, the Company repurchased an aggregate of 8,987,695 shares of Class B common stock from certain Pritzker family stockholders in private negotiated transactions at a price of $44.03 per share, which represented the closing stock price of the Class A common stock on May 13, 2011, for an aggregate purchase price of $395,728,211. After giving effect to the repurchase transaction, 10,454,614 of the 19,442,309 shares registered for resale on the shelf registration statement continue to be eligible to be sold during the 12 month period commencing November 5, 2010 through November 4, 2011 under the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement. The shares repurchased by the Company represent the full 25% permitted to be sold by the Anthony N. Pritzker and the Jay Robert Pritzker “beneficiary groups” during the 12 month period commencing November 5, 2010 through November 4, 2011 under the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement. As a result, the 3,337,945 shares previously registered for resale by trustees of Anthony N. Pritzker family and the 3,265,110 shares previously registered by the trustee of the Jay Robert Pritzker family trusts on the shelf registration statement are not eligible to be sold until the next 12 month period commences on November 5, 2011. Following the repurchase transaction, the James N. Pritzker beneficiary group is permitted to sell an additional 737, 373 shares during the 12 month period commencing November 5, 2010 through November 4, 2011 under the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement. Accordingly, 2,384,640 of the 3,122,013 shares registered by trustees of the James N. Pritzker family trusts may not be sold until the next 12 month period commences on November 5, 2011. Additional shares may be registered on the shelf registration statement in the future in accordance with the registration rights agreements. See “—A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well” for additional information with respect to the lock-up provisions.

The sale of shares registered under the registration statement in the public market, or the perception that such sales may occur could reduce the trading price of our Class A common stock or impede our ability to raise future capital.

We may not be able to complete or integrate successfully the acquisition of hotels and other assets from LodgeWorks, L.P. and its private equity partners.

On July 13, 2011, through our subsidiary Hyatt Corporation, we entered into an asset purchase agreement with LodgeWorks, L.P. and its private equity partners (“LodgeWorks”) pursuant to which we agreed to acquire 24 hotels and certain additional assets from LodgeWorks for approximately $802 million in cash.

We have the right to terminate the asset purchase agreement, in our sole discretion, during a 75-day inspection period commencing on July 13, 2011. We expect the purchase of all relevant assets to close during the third quarter of 2011, although the purchases of certain assets may close at later dates, subject to certain conditions. The completion of the acquisition is also subject to the satisfaction of certain customary closing conditions.

We cannot assure you that we will complete this transaction or that we will actually realize any anticipated benefits from this acquisition. The success of this acquisition will depend, in part, on our ability to integrate the acquired assets with our existing operations, and we cannot assure you that we will not experience difficulty with such integration. In addition, the consummation and the integration of this acquisition could demand significant time and attention from our management that would otherwise be available for our regular business operations, which could harm our business.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 to April 30, 2011	-	-	-	-
May 1, 2011 to May 31, 2011	8,987,695	$44.03	-	-
June 1, 2011 to June 30, 2011	-	-	-	-

Total	8,987,695	$44.03	-	-

(1)

On May 18, 2011, in a privately negotiated transaction, the Company purchased 8,987,695 shares of Class B common stock from (i) Lewis M. Linn and CIBC Trust Company (Bahamas) Limited, in their capacity as trustees of certain trusts for the benefit of Anthony N. Pritzker and certain of his lineal descendents, (ii) Lewis M. Linn, in his capacity as trustee of certain trusts for the benefit of Anthony N. Pritzker and certain of his lineal descendents, (iii) Thomas J. Muenster, in his capacity as trustee of certain trusts for the benefit of Jay Robert Pritzker and certain of his lineal descendents, (iv) Charles E. Dobrusin and Harry B. Rosenberg, in their capacity as trustees of certain trusts for the benefit of James N. Pritzker and certain of his lineal descendents, (v) Mary Parthe, in her capacity as trustee of certain trusts for the benefit of Tal Pritzker and (vi) J.P. Morgan Trust Company (Bahamas) Limited, in its capacity as trustee of certain trusts for the benefit of James N. Pritzker and certain of his lineal descendents, at a price of $44.03 per share, which represented the closing stock price of the Class A common stock on May 13, 2011, for an aggregate purchase price of $395,728,211. The shares of Class B common stock repurchased represented approximately 5.2% of the Company’s total shares of common stock outstanding prior to the repurchase.

Upon repurchase, the 8,987,695 shares of Class B common stock automatically converted into 8,987,695 shares of the Company’s Class A common stock and were retired in accordance with the Company’s Certificate of Incorporation. All 8,987,695 shares of Class A common stock into which the shares of Class B Common Stock converted were also retired, and resumed the status of authorized but unissued shares.

None of the 8,987,695 shares of Class B common stock repurchased by the Company in May 2011 were purchased through a publicly announced plan or program. The details of the transaction were previously disclosed in the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on May 16, 2011 and May 18, 2011.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on November 2, 2009)

3.2	Certificate of Retirement of 38,000,000 Shares of Class B Common Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 17, 2009)

3.3	Certificate of Retirement of 539,588 Shares of Class B Common Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 16, 2010)

3.4	Certificate of Retirement of 8,987,695 Shares of Class B Common Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 18, 2011)

Exhibit Number	Exhibit Description

10.1	Purchase and Sale Agreement, dated as of May 15, 2011, between Hyatt Hotels Corporation and Lewis M. Linn and CIBC Trust Company (Bahamas) Limited, in their capacity as trustees of certain trusts for the benefit of Anthony N. Pritzker and certain of his lineal descendants (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 16, 2011)

10.2	Purchase and Sale Agreement, dated as of May 15, 2011, between Hyatt Hotels Corporation and Lewis M. Linn, in his capacity as trustee of certain trusts for the benefit of Anthony N. Pritzker and certain of his lineal descendants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 16, 2011)

10.3	Purchase and Sale Agreement, dated as of May 15, 2011, between Hyatt Hotels Corporation and Thomas J. Muenster, in his capacity as trustee of certain trusts for the benefit of Jay Robert Pritzker and certain of his lineal descendants (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 16, 2011)

10.4	Purchase and Sale Agreement, dated as of May 15, 2011, between Hyatt Hotels Corporation and Charles E. Dobrusin and Harry B. Rosenberg, in their capacity as trustees of certain trusts for the benefit of James N. Pritzker and certain of his lineal descendants (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 16, 2011)

10.5	Purchase and Sale Agreement, dated as of May 15, 2011, between Hyatt Hotels Corporation and Mary Parthe, in her capacity as trustee of certain trusts for the benefit of Tal Pritzker (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 16, 2011)

10.6	Purchase and Sale Agreement, dated as of May 15, 2011, between Hyatt Hotels Corporation and J.P. Morgan Trust Company (Bahamas) Limited, in its capacity as trustee of certain trusts for the benefit of James N. Pritzker and certain of his lineal descendants (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 16, 2011)

10.7	Hyatt Hotels Corporation Amended and Restated Summary of Non-Employee Director Compensation (June 2011)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyatt Hotels Corporation

Date: August 2, 2011	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial and accounting officer of the registrant.

Date: August 2, 2011	By:	/s/ Harmit J. Singh
Harmit J. Singh
Chief Financial Officer
(Principal Financial and Accounting Officer)