Form 10-Q
period 2011-09-30
Hyatt Hotels Corp
filed 2011-11-02
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-34521

HYATT HOTELS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1480589
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

71 South Wacker Drive 12th Floor, Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2011, there were 44,680,334 shares of the registrant’s Class A common stock, $0.01 par value, outstanding and 120,478,305 shares of the registrant’s Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.
HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
REVENUES:
Owned and leased hotels	$470	$455	$1,386	$1,389
Management and franchise fees	66	61	211	182
Other revenues	18	11	49	34
Other revenues from managed properties	343	352	1,062	1,004
Total revenues	897	879	2,708	2,609
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	360	376	1,086	1,114
Depreciation and amortization	75	68	218	204
Other direct costs	8	3	18	—
Selling, general, and administrative	58	68	199	195
Other costs from managed properties	343	352	1,062	1,004
Direct and selling, general, and administrative expenses	844	867	2,583	2,517
Net gains (losses) and interest income from marketable securities held to fund operating programs	(15)	13	(7)	12
Equity earnings (losses) from unconsolidated hospitality ventures	1	(4)	6	(23)
Interest expense	(15)	(16)	(42)	(40)
Asset impairments	(1)	(11)	(2)	(14)
Other income (loss), net	(15)	52	(21)	62
INCOME BEFORE INCOME TAXES	8	46	59	89
(PROVISION) BENEFIT FOR INCOME TAXES	5	(17)	—	(34)
INCOME FROM CONTINUING OPERATIONS	13	29	59	55
DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of income tax benefit of $0 and $0 for the three months ended and $0 and $2 for the nine months ended September 30, 2011 and 2010, respectively	—	—	—	(3)
Gains on sales of discontinued operations, net of income tax expense of $0 and $1 for the three months ended and $0 and $4 for the nine months ended September 30, 2011 and 2010, respectively	—	1	—	7
NET INCOME	13	30	59	59
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1	—	2	1
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$14	$30	$61	$60
EARNINGS PER SHARE - Basic
Income from continuing operations	$0.08	$0.17	$0.35	$0.32
Income from discontinued operations	$—	$—	$—	$0.02
Net income attributable to Hyatt Hotels Corporation	$0.08	$0.17	$0.36	$0.34
EARNINGS PER SHARE - Diluted
Income from continuing operations	$0.08	$0.17	$0.35	$0.32
Income from discontinued operations	$—	$—	$—	$0.02
Net income attributable to Hyatt Hotels Corporation	$0.08	$0.17	$0.36	$0.34
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except per share amounts)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$690	$1,110
Restricted cash	60	106
Short-term investments	506	524
Receivables, net of allowances of $11 and $15 at September 30, 2011 and December 31, 2010, respectively	218	199
Inventories	93	100
Prepaids and other assets	68	73
Prepaid income taxes	14	6
Deferred tax assets	39	29
Assets held for sale	—	18
Total current assets	1,688	2,165
Investments	278	245
Property and equipment, net	3,990	3,453
Financing receivables, net of allowances	354	375
Goodwill	102	102
Intangibles, net	356	280
Deferred tax assets	55	62
Other assets	564	561
TOTAL ASSETS	$7,387	$7,243
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$4	$57
Accounts payable	135	145
Accrued expenses and other current liabilities	318	286
Accrued compensation and benefits	109	108
Total current liabilities	566	596
Long-term debt	1,221	714
Other long-term liabilities	813	802
Total liabilities	2,600	2,112
Commitments and contingencies (see Note 12)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of September 30, 2011 and December 31, 2010	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 44,658,087 outstanding and 44,694,360 issued at September 30, 2011, Class B common stock, $0.01 par value per share, 452,472,717 shares authorized, 120,478,305 shares issued and outstanding at September 30, 2011 and Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 44,487,197 outstanding and 44,523,470 issued at December 31, 2010, Class B common stock, $0.01 par value per share, 461,460,412 shares authorized, 129,466,000 shares issued and outstanding at December 31, 2010	2	2
Additional paid-in capital	3,374	3,751
Retained earnings	1,465	1,404
Treasury stock at cost, 36,273 shares at September 30, 2011 and December 31, 2010	(1)	(1)
Accumulated other comprehensive loss	(64)	(38)
Total stockholders’ equity	4,776	5,118
Noncontrolling interests in consolidated subsidiaries	11	13
Total equity	4,787	5,131
TOTAL LIABILITIES AND EQUITY	$7,387	$7,243
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars, except per share amounts)
(Unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59	$59
Gain on sale of discontinued operations	—	(7)
Loss from discontinued operations	—	3
Income from continuing operations	59	55
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	218	204
Deferred income taxes	(13)	5
Asset impairments	2	14
Provisions on hotel loans	4	2
Equity losses from unconsolidated hospitality ventures, including distributions received	9	35
Foreign currency losses	4	3
(Gain) loss on sales of real estate	2	(6)
Gain on extinguishment of debt	—	(35)
Net unrealized (gains) losses from other marketable securities	19	(12)
Working capital changes and other	34	35
Net cash provided by operating activities of continuing operations	338	300
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(241)	(1,673)
Proceeds from marketable securities and short-term investments	231	1,184
Contributions to investments	(31)	(82)
Acquisitions	(688)	—
Capital expenditures	(216)	(150)
Proceeds from sales of real estate	90	128
Real estate sale proceeds transferred to escrow as restricted cash	(35)	(128)
Proceeds from sale of assets held for sale	18	—
Real estate sale proceeds transferred from escrow to cash and cash equivalents	132	113
Increase in restricted cash - investing	(55)	(5)
Other investing activities	(10)	(3)
Net cash used in investing activities of continuing operations	(805)	(616)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of issuance costs	519	—
Repayments of long-term debt	(54)	(6)
Repurchase of Class B common stock	(396)	—
Other financing activities	(13)	(2)
Net cash provided by (used in) financing activities of continuing operations	56	(8)
CASH PROVIDED BY DISCONTINUED OPERATIONS:
Net cash provided by operating activities of discontinued operations	—	—
Proceeds from the sale of discontinued operations	—	27
Sale proceeds held in escrow as restricted cash	—	(22)
Net cash provided by investing activities of discontinued operations	—	5
Net cash provided by discontinued operations	—	5
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(9)	(2)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(420)	(321)
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	1,110	1,327
CASH AND CASH EQUIVALENTS—END OF PERIOD	$690	$1,006
LESS CASH AND CASH EQUIVALENTS DISCONTINUED OPERATIONS	—	—
CASH AND CASH EQUIVALENTS CONTINUING OPERATIONS—END OF PERIOD	$690	$1,006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$45	$50
Cash paid during the period for income taxes	$35	$44
Non-cash investing activities are as follows:
Equity contribution of property and equipment, net (see Note 6)	$10	$—
Equity contribution of long-term debt (see Note 6)	$25	$—
Contribution to investment (see Note 3)	$20	$—
Acquired capital leases (see Note 6)	$7	$—

See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)

1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (“Hyatt Hotels Corporation”), provide hospitality services on a worldwide basis through the management, franchising and ownership of hospitality related businesses. As of September 30, 2011, we operate or franchise 241 full-service hotels consisting of 100,824 rooms, in 45 countries throughout the world. We hold ownership interests in certain of these hotels. As of September 30, 2011, we operate or franchise 214 select-service hotels with 27,840 rooms in the United States. We hold ownership interests in certain of these hotels. We develop, operate, manage, license or provide services to Hyatt-branded timeshare, fractional and other forms of residential or vacation properties.
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

2.    RECENTLY ISSUED ACCOUNTING STANDARDS
Adopted Accounting Standards

In January 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-01 (“ASU 2011-01”), Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which deferred the disclosure requirements surrounding troubled debt restructurings. These disclosures became effective for the first reporting period beginning on or after June 15, 2011. The adoption of the disclosure requirements in ASU 2010-20 did not materially impact our condensed consolidated financial statements.

In April 2011, the FASB released Accounting Standards Update No. 2011-02 (“ASU 2011-02”), Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 clarifies the guidance for determining whether a restructuring constitutes a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must conclude that (1) the restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties. ASU 2011-02 also requires companies to disclose the troubled debt restructuring disclosures that were deferred by ASU 2011-01. The guidance in ASU 2011-02 became effective for public companies in the first reporting period beginning on or after June 15, 2011, but the amendment must be applied retrospectively to the beginning of the annual period of adoption. The adoption of ASU 2011-02 did not materially impact our condensed consolidated financial statements.

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
In December 2010, the FASB released Accounting Standards Update No. 2010-29 (“ASU 2010-29”), Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that when a public company completes a business combination(s), the company should disclose revenue and earnings of the combined entity as though the business combination(s) occurred as of the beginning of the comparable prior annual reporting period. The update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. The requirements in ASU 2010-29 became effective for business combinations that occur on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 on January 1, 2011 did not materially impact our condensed consolidated financial statements. See Note 6 for a discussion of business combinations.
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
In September 2011, the FASB released Accounting Standards Update No. 2011-08 (“ASU 2011-08”), Intangibles-Goodwill and Other (Topic 350): Testing for Goodwill Impairment. ASU 2011-08 gives companies the option to perform a qualitative assessment before calculating the fair value of the reporting unit. Under the guidance in ASU 2011-08, if this option is selected, a company is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The provisions of ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption is permitted. We have elected not to early adopt the provisions of ASU 2011-08, but when adopted, we do not expect ASU 2011-08 to materially impact our condensed consolidated financial statements.

3.    EQUITY AND COST METHOD INVESTMENTS
We have investments that are recorded under both the equity and cost methods. These investments are considered to be an integral part of our business and are strategically and operationally important to our overall results. Our equity and cost method investment balances recorded at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Equity method investments	$205	$175
Cost method investments	73	70
Total investments	$278	$245
During the second quarter of 2011, we contributed $20 million to a newly formed joint venture with Noble Investment Group (“Noble”) in return for a 40% ownership interest in the venture (see Note 6). In addition, the Company and Noble agreed to invest in the strategic new development of select service hotels in the United States. Under that agreement, we are required to contribute up to a maximum of 40% of the equity necessary to fund up to $80 million (i.e. $32 million) of such new development (see Note 12).
In July 2010, we entered into an agreement with an independent third party to acquire an interest in a hospitality venture that owns the Hyatt Regency New Orleans. We contributed cash of $60 million for a preferred equity interest in this venture. The venture completed the renovation and reopening of the hotel in October 2011. The hotel was closed in September 2005 due to damage from Hurricane Katrina.
The three and nine months ended September 30, 2010 included $6 million and $15 million, respectively, in impairment charges in equity earnings (losses) from unconsolidated hospitality ventures. The charges incurred related to interests in a hospitality venture property and a vacation ownership property.
Income from cost method investments included in our condensed consolidated statements of income for the three and nine months ended September 30, 2011 and 2010 was insignificant.
The following table presents summarized financial information for all unconsolidated ventures in which we hold an investment that is accounted for under the equity method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenues	$244	$218	$712	$627
Gross operating profit	83	74	230	203
Income (loss) from continuing operations	16	6	39	(16)
Net income (loss)	$16	$6	$39	$(16)

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
As of September 30, 2011 and December 31, 2010, we had the following financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	$225	$225	$—	$—
Equity securities	28	28	—	—
U.S. government obligations	101	—	101	—
U.S. government agencies	84	—	84	—
Corporate debt securities	442	—	442	—
Mortgage-backed securities	24	—	22	2
Asset-backed securities	8	—	8	—
Other	1	—	1	—
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	186	186	—	—
Derivative instruments
Interest rate swaps	7	—	7	—
Foreign currency forward contracts	(1)	—	(1)	—

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	$244	$244	$—	$—
Equity securities	50	41	9	—
U.S. government obligations	101	—	101	—
U.S. government agencies	61	—	61	—
Corporate debt securities	451	—	451	—
Mortgage-backed securities	16	—	14	2
Asset-backed securities	11	—	11	—
Other	1	—	1	—
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	699	699	—	—
Commercial paper	3	—	3	—
Derivative instruments
Interest rate swaps	4	—	4	—
Foreign currency forward contracts	(4)	—	(4)	—
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
Included in our portfolio of marketable securities are investments in debt and equity securities classified as available for sale. At September 30, 2011 and December 31, 2010 these were as follows:

	September 30, 2011
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate debt securities	$361	$3	$(4)	$360
U.S. government agencies	38	—	—	38
Equity securities	9	—	(3)	6
Total	$408	$3	$(7)	$404

	December 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate debt securities	$366	$2	$(2)	$366
U.S. government agencies	28	—	—	28
Equity securities	9	—	—	9
Total	$403	$2	$(2)	$403

Gross realized gains and losses on available for sale securities were insignificant for the three and nine months ended September 30, 2011 and 2010.

The table below summarizes available for sale fixed maturity securities by contractual maturity at September 30, 2011. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life. Although a portion of our available for sale fixed maturity securities mature after one year, we have chosen to classify the entire portfolio as current. The portfolio’s objectives are to preserve capital, provide liquidity to satisfy operating requirements, working capital purposes and strategic initiatives and capture a market rate of return. Therefore, since these securities represent funds available for current operations, the entire investment portfolio is classified as current assets.

	September 30, 2011
Contractual Maturity	Cost or Amortized Cost	Fair Value
Due in one year or less	$214	$214
Due in one to two years	185	184
Total	$399	$398
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
Our derivative instruments are foreign currency exchange rate instruments, interest rate swaps and interest rate lock instruments. The instruments are valued using an income approach with factors such as interest rates and yield curves, which represent market observable inputs and are generally classified as Level Two. Credit valuation adjustments may be made to ensure that derivatives are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality and our nonperformance risk. As of September 30, 2011 and December 31, 2010, the credit valuation adjustments were not significant. See Note 9 for further details on our derivative instruments.
Due to limited observability of market data and limited activity during the nine months ended September 30, 2011 and 2010, we classified the fair value of certain of our mortgage-backed securities as Level Three. However, these securities are held within an investment-grade portfolio with many of these securities having a credit rating of AAA/Aaa.
During the three and nine months ended September 30, 2011, we transferred an equity security from Level Two to Level One and there were no transfers in and out of Level Three of the fair value hierarchy. During the three and nine months ended September 30, 2010, there were no transfers between levels of the fair value hierarchy. Our policy is to recognize transfers in and transfers out as of the end of each quarterly reporting period. As of January 1, 2011 and 2010, the balance of our Level Three mortgage backed securities was $2 million. During the three and nine months ended September 30, 2011 and 2010, there were insignificant purchases, issuances, settlements and gains or losses (realized or unrealized) related to our Level Three mortgage backed securities. As of September 30, 2011 and 2010, the balance of our Level Three mortgage backed securities was $2 million.
The amount of total gains or losses included in net gains (losses) and interest income from marketable securities held to fund operating programs due to the change in unrealized gains or losses relating to assets still held at the reporting date for the three and nine months ended September 30, 2011 and 2010 were insignificant.

The carrying amounts and fair values of our other financial instruments are as follows:

	Asset (Liability)
	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financing receivables	$371	$366	$386	$392
Debt, excluding capital lease obligations	(1,007)	(1,069)	(558)	(596)

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
We estimated the fair value of our senior notes based upon observable market data. We estimated the fair value of our mortgages, notes payable and other long-term debt instruments using discounted cash flow analysis based on current market inputs for similar types of arrangements. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value.

5.    FINANCING RECEIVABLES
We define financing receivables as financing arrangements that represent a contractual right to receive money either on demand or on fixed or determinable dates and that are recognized as an asset on our condensed consolidated balance sheets. We record all financing receivables at amortized cost in current and long-term receivables. We recognize interest income as earned and provide an allowance for cancellations and defaults. We have divided our financing receivables into three portfolio segments based on the level at which we develop and document a systematic methodology to determine the allowance for credit losses. Based on their initial measurement, risk characteristics and our method for monitoring and assessing credit risk, we have determined the class of financing receivables to correspond to our identified portfolio segments. The three portfolio segments of financing receivables and their balances at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Secured financing to hotel owners	$319	$326
Vacation ownership mortgage receivables at various interest rates with varying payments through 2018	51	55
Unsecured financing to hotel owners	89	87
	459	468
Less allowance for losses	(88)	(82)
Less current portion included in receivables, net	(17)	(11)
Total long-term financing receivables	$354	$375
Secured Financing to Hotel Owners—These financing receivables are senior, secured mortgage loans and are collateralized by underlying hotel properties currently in operation. These loans consist primarily of a $278 million mortgage loan receivable to an unconsolidated hospitality venture, which is accounted for under the equity method, and was formed to acquire ownership of a hotel property in Waikiki, Hawaii. This mortgage receivable has interest set at 30-day LIBOR+3.75% due monthly and a stated maturity date of July 2012 with one, one-year option to extend through 2013. We currently expect that the loan will be extended beyond 2012 and have classified it as long-term. Secured financing to hotel owners also includes financing provided to certain franchisees for the renovations and conversion of certain franchised hotels. These franchisee loans accrue interest at fixed rates ranging between 5.5% and 6.0%.

Secured financing to hotel owners held by us as of September 30, 2011 are scheduled to mature as follows:

Year Ending December 31,	Amount
2011	$—
2012	11
2013	278
2014	—
2015	30
2016	—
Thereafter	—
Total secured financing to hotel owners	319
Less allowance	(7)
Net secured financing to hotel owners	$312

Vacation Ownership Mortgage Receivables—These financing receivables are comprised of various mortgage loans related to our financing of vacation ownership interval sales. As of September 30, 2011, the weighted-average interest rate on vacation ownership mortgage receivables was 14.0%. Vacation ownership mortgage receivables held by us as of September 30, 2011 are scheduled to mature as follows:

Year Ending December 31,	Amount
2011	$2
2012	7
2013	8
2014	8
2015	8
2016	7
Thereafter	11
Total vacation ownership mortgage receivables	51
Less allowance	(9)
Net vacation ownership mortgage receivables	$42

Unsecured Financing to Hotel Owners—These financing receivables are primarily made up of individual unsecured loans and other types of financing arrangements provided to hotel owners. These financing receivables have stated maturities and interest rates. The repayment terms vary and may be dependent on the future cash flows of the hotel.
Analysis of Financing Receivables—The following table includes our aged analysis of past due financing receivables by portfolio segment, the gross balance of financing receivables on non-accrual status and the allowance for credit losses and the related investment balance as of September 30, 2011 and December 31, 2010, based on impairment method:

Analysis of Financing Receivables
September 30, 2011
	Total Past Due	Current	Total Financing Receivable	Receivables on Non-Accrual Status	Related Allowance for Credit Losses	Recorded Investment >90 Days and Accruing
Secured financing to hotel owners	$—	$319	$319	$41	$(7)	$—
Vacation ownership mortgage receivables	2	49	51	—	(9)	—
Unsecured financing to hotel owners	9	80	89	78	(72)	—
Total	$11	$448	$459	$119	$(88)	$—

Analysis of Financing Receivables
December 31, 2010
	Total Past Due	Current	Total Financing Receivable	Receivables on Non-Accrual Status	Related Allowance for Credit Losses	Recorded Investment >90 Days and Accruing
Secured financing to hotel owners	$—	$326	$326	$41	$(4)	$—
Vacation ownership mortgage receivables	3	52	55	—	(10)	1
Unsecured financing to hotel owners	13	74	87	69	(68)	—
Total	$16	$452	$468	$110	$(82)	$1
Credit Monitoring—On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity. We determine financing receivables to be past-due based on the contractual terms of each individual financing receivable agreement. The following table summarizes the financing receivables greater than 90 days past due as of September 30, 2011 and December 31, 2010:

Financing Receivables Greater Than 90 Days Past Due
	September 30, 2011	December 31, 2010
Secured financing to hotel owners	—	—
Vacation ownership mortgage receivables	—	1
Unsecured financing to hotel owners	9	13
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
The following table summarizes the activity in our financing receivables reserve for the three and nine months ended September 30, 2011:

Allowance for Credit Losses
For the Three Months Ended September 30, 2011
	Beginning Balance June 30, 2011	Provisions	Other Adjustments	Write-offs	Recoveries	Ending Balance September 30, 2011
Secured financing to hotel owners	$3	$4	$—	$—	$—	$7
Vacation ownership mortgage receivables	9	2	—	(2)	—	9
Unsecured financing to hotel owners	72	2	(2)	—	—	72
Total	$84	$8	$(2)	$(2)	$—	$88

Allowance for Credit Losses
For the Nine Months Ended September 30, 2011
	Beginning Balance January 1, 2011	Provisions	Other Adjustments	Write-offs	Recoveries	Ending Balance September 30, 2011
Secured financing to hotel owners	$4	$4	$—	$(1)	$—	$7
Vacation ownership mortgage receivables	10	3	—	(4)	—	9
Unsecured financing to hotel owners	68	5	(1)	—	—	72
Total	$82	$12	$(1)	$(5)	$—	$88
Amounts included in other adjustments represent currency translation on foreign currency denominated financing receivables.
The following table summarizes the provisions recorded for our financing receivables for the three and nine months ended September 30, 2010:

Provisions
	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2010
Secured financing to hotel owners	3	3
Vacation ownership mortgage receivables	1	2
Unsecured financing to hotel owners	2	5
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
Impaired Loans—To determine whether an impairment has occurred, we evaluate the collectability of both interest and principal. A financing receivable is considered to be impaired when the Company determines that it is probable that we will not be able to collect all amounts due under the contractual terms. We do not record interest income for impaired receivables unless cash is received, in which case the payment is recorded to other income (loss), net in the accompanying condensed consolidated statements of income. During the three months ended September 30, 2011, we established an allowance of $4 million for loans to hotel owners that we deemed to be impaired, which was recognized within other income (loss), net in the accompanying condensed consolidated statements of income.
An analysis of impaired loans at September 30, 2011 and December 31, 2010, all of which had a related allowance recorded against them, was as follows:

Impaired Loans
September 30, 2011
	Gross Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Secured financing to hotel owners	$41	$40	$(7)	$40
Unsecured financing to hotel owners	49	45	(45)	50

Impaired Loans
December 31, 2010
	Gross Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Secured financing to hotel owners	$41	$40	$(4)	$40
Unsecured financing to hotel owners	47	43	(42)	45
Interest income recognized within other income (loss), net on our condensed consolidated statements of income on the related loans for the three and nine months ended September 30, 2011 was as follows:

Interest Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Secured financing to hotel owners	$1	$1	$2	$2
Unsecured financing to hotel owners	—	—	—	—

6.    ACQUISITIONS, DISPOSITIONS, AND DISCONTINUED OPERATIONS
We continually assess strategic acquisitions and dispositions to complement our current business.
Acquisitions
LodgeWorks—During the third quarter of 2011, we acquired from LodgeWorks, L.P. and its private equity partners (collectively, "LodgeWorks"), 19 hotels, management rights to an additional four hotels, and other assets for a purchase price of approximately $632 million, with an additional hotel acquisition closing during the fourth quarter of 2011 for a purchase price of approximately $29 million, resulting in an aggregate purchase of 20 hotels, four management agreements, and other assets at a price of approximately $661 million. The acquired hotels are located throughout the United States operating under the Hotel Sierra, Avia, Hyatt Place, and Hyatt Summerfield Suites brand names. Of the four hotels for which we acquired management rights, we had two joining our portfolio in the third quarter, one joining in the fourth quarter and one is expected to join our portfolio in the first half of 2012.

In conjunction with the acquisition, we entered into a holdback escrow agreement with LodgeWorks. Pursuant to the holdback escrow agreement, we withheld approximately $19 million from the purchase price and placed it into an escrow account, which was classified as restricted cash on our condensed consolidated balance sheet. The funds in the escrow account will be released, less any indemnity claims, to LodgeWorks upon the hotels meeting certain profitability measures per the holdback escrow agreement after a minimum of 18 months following the acquisition close date. Because we expect the hotels to meet the profitability measures, we have recorded a corresponding long-term liability on our condensed consolidated balance sheet. The hotels have through calendar year 2018 to meet the profitability measures set forth in the holdback escrow agreement. If the measures are not met at that time, the funds will be returned to us.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in our acquisition of the LodgeWorks properties (in millions):

Property and equipment	$565
Franchise and management intangibles	73
Acquired lease rights	3
Total assets	641
Capital lease obligations	7
Other long-term liabilities	2
Total liabilities	9
Total net assets acquired	$632
The acquired intangibles will be amortized over a weighted average useful life of 31 years.

Woodfin Suites— During the second quarter of 2011, we acquired three Woodfin Suites properties in California for a total purchase price of approximately $77 million, all of which was determined to be property and equipment. We began managing these properties during the second quarter and have rebranded them as Hyatt Summerfield Suites.
Supplemental Information for our Acquisitions— The results of the LodgeWorks properties and Woodfin Suites properties since their respective acquisition dates have been included in our condensed consolidated financial statements.  The following table presents the results of these properties since their acquisition dates on a stand-alone basis:

	Lodgeworks and Woodfin Suites' operations included in Hyatt's 2011 results
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Revenues	$14	$16
Income from continuing operations	1	1
The following table presents our revenues and income from continuing operations on a pro forma basis as if we had completed the LodgeWorks and Woodfin Suites transactions as of January 1, 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Pro forma revenues	915	905	2,778	2,676
Pro forma income from continuing operations	19	30	67	48

The above 2011 pro forma income from continuing operations for the three and nine months ended September 30, 2011 excludes $4 million and $4 million, respectively, of transaction costs incurred to acquire hotels and other assets from LodgeWorks that were recorded to other income (loss), net on our condensed consolidated statements of income. The nine months ended September 30, 2010 pro forma income from continuing operations was adjusted to include these charges.
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
Hyatt Regency Minneapolis—During the first quarter of 2011, we entered into an agreement with third parties to form a new joint venture, the purpose of which was to own and operate the Hyatt Regency Minneapolis. We contributed a fee simple interest in the Hyatt Regency Minneapolis to the joint venture as part of our equity interest subject to a $25 million loan to the newly formed joint venture. HHC has guaranteed the repayment of the loan (see Note 12). In conjunction with our contribution, we entered into a long-term management contract with the joint venture. The terms of the joint venture provide for capital contributions by the non-HHC partners that will be used to complete a full renovation of the Hyatt Regency Minneapolis.
Hyatt Regency Princeton—During 2010, a consolidated venture did not have sufficient cash flow to meet interest payment requirements under its mortgage loan. The assets and operations of the Hyatt Regency Princeton secured this mortgage loan and the debt service requirements were not guaranteed by HHC. When hotel cash flow became insufficient to service the loan, HHC notified the lender that it would not provide assistance as the estimated value of the hotel was less than the outstanding mortgage loan. In the third quarter of 2010, the ownership interest in the Hyatt Regency Princeton transferred to the lender through a deed in lieu of foreclosure transaction. A pre-tax gain of $35 million was realized on extinguishment of the $45 million secured mortgage debt.

The hotel continues to be operated as a Hyatt-branded hotel. The pre-tax gain on extinguishment of debt for $35 million has been recognized in other income (loss), net on our condensed consolidated statements of income. The operations of the hotel prior to the transfer remain within our owned and leased segment.

Hyatt Regency Greenville—In the third quarter of 2010, we sold the Hyatt Regency Greenville for $15 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of $6 million, which has been recognized in other income (loss), net on our condensed consolidated statements of income. The Company entered into a long-term franchise agreement with the purchaser of the hotel. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.

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
Like-Kind Exchange Agreements
In conjunction with the sale of three of the Hyatt Place properties in the second quarter of 2011, we entered into a like-kind exchange agreement with an intermediary. Pursuant to the like-kind exchange agreement, the proceeds from the sales of these three hotels were placed into an escrow account administered by the intermediary. Therefore, we classified the net proceeds of $35 million as restricted cash on our condensed consolidated balance sheet as of June 30, 2011. During the third quarter of 2011, these net proceeds were utilized in a like-kind exchange agreement to acquire one of the LodgeWorks properties and were thus released from restricted cash on our condensed consolidated balance sheet.
During the second half of 2010, we sold the Hyatt Deerfield, Grand Hyatt Tampa Bay and Hyatt Regency Greenville, and in conjunction with the sales we entered into like-kind exchange agreements with an intermediary. Pursuant to the like-kind exchange agreements, the proceeds from the sale of each hotel were placed into an escrow account administered by the intermediary. During the nine months ended September 30, 2011, we released the net proceeds from the sales of Grand Hyatt Tampa Bay and Hyatt Regency Greenville of $56 million and $15 million, respectively, from restricted cash on our condensed consolidated balance sheet, as a like-kind exchange agreement was not consummated within applicable time periods. The net proceeds of $26 million from the sale of Hyatt Deerfield were utilized in a like-kind exchange agreement to acquire one of the Woodfin Suites properties.
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
Amerisuites Orlando—During the first quarter of 2010, we committed to a plan to sell the Amerisuites Orlando property. As a result, we classified the assets and liabilities of this property as held for sale in 2010. Based on a valuation of the property, the Company determined the fair value of the property was below the book value of the assets. As such, a pre-tax impairment loss of approximately $4 million was recorded as part of the loss from discontinued operations during the first quarter of 2010. Revenues from this property for the three and nine months ended September 30, 2010 were insignificant and $1 million, respectively.
During the third quarter of 2010, we sold the Amerisuites Orlando property to an unrelated third party for net proceeds of $5 million. The transaction resulted in a pre-tax gain of $2 million upon sale as we will have no continuing involvement with the property.

Residences—During the first quarter of 2010, we committed to a plan to sell an apartment building located adjacent to the Park Hyatt Washington D.C. (the “Residences”). As a result, we classified the assets and liabilities of this property as held for sale in 2010. During the second quarter of 2010, we closed on the sale of the Residences to an unrelated third party for net proceeds of $22 million. The transaction resulted in a pre-tax gain of $9 million upon sale as we will have no continuing involvement with the property. Revenues from this property for the three and nine months ended September 30, 2010 were insignificant.

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
Goodwill was $102 million at September 30, 2011 and December 31, 2010. During the three and nine months ended September 30, 2011 and 2010, no impairment charges were recorded related to goodwill.
Definite lived intangible assets primarily include contract acquisition costs, acquired lease rights, acquired franchise contracts, and acquired management contracts. Contract acquisition costs are generally amortized on a straight-line basis over the life of the management contracts, which range from approximately 5 to 40 years. Acquired lease rights are amortized on a straight-line basis over the lease term. Franchise and management contracts related to our specific intangible assets are amortized on a straight-line basis over their contract terms, which are typically 20 to 30 years. Definite lived intangibles are tested for impairment whenever events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. There were no impairment charges related to intangible assets with definite lives during the three and nine months ended September 30, 2011 and 2010.
The following is a summary of intangible assets at September 30, 2011 and December 31, 2010:

	September 30, 2011	Weighted Average Useful Lives	December 31, 2010
Contract acquisition costs	$160	23	$150
Acquired lease rights	135	112	130
Franchise and management intangibles	123	26	50
Brand intangibles	11	6	11
Other	7	14	8
	436		349
Accumulated amortization	(80)		(69)
Intangibles, net	$356		$280
Amortization expense relating to intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Amortization expense	$4	$4	$12	$11

8.	DEBT
Senior Notes - In August 2011, we issued and sold $250 million of 3.875% senior notes due August 15, 2016, at a public offering price of 99.571% (the “2016 Notes”), and $250 million of 5.375% senior notes due August 15, 2021, at a public offering price of 99.846% (the “2021 Notes”).
We received net proceeds of approximately $494 million from the sale of the 2016 Notes and the 2021 Notes, after deducting underwriters' discounts and offering expenses payable by the Company of approximately $4 million, which we intend to use for general corporate purposes. Interest on the 2016 Notes and 2021 Notes is payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2012.
9.26% Twenty-Five Year Mortgage - In September 2011, we exercised the prepayment option on our 9.26% Twenty-Five Year Mortgage, secured by one of our wholly owned hotels, and paid the outstanding balance of $51 million. The loan had an original maturity date of 2021, and no penalties were incurred upon exercise of our prepayment option.
Revolving Credit Facility - We entered into an Amended and Restated Credit Agreement in September 2011 with a syndicate of lenders that amended and restated our prior revolving credit facility to increase the borrowing availability under the facility from $1.1 billion to $1.5 billion and extend the facility's expiration from June 29, 2012 to September 9, 2016. Interest rates on outstanding borrowings are either LIBOR-based or based on an alternate base rate, with margins in each case based on our credit rating or, in certain circumstances, our credit rating and leverage ratio, and includes a facility fee. As of September 30, 2011, the applicable rate for a 30-day borrowing would have been LIBOR plus 1.375%, or 1.614%, inclusive of the facility fee. There was no outstanding balance on this credit facility at September 30, 2011 or the prior facility as of December 31, 2010.

9.    DERIVATIVE INSTRUMENTS
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
All derivatives are recognized on the balance sheet at fair value. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in accumulated other comprehensive loss on the balance sheet until they are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged on the statement of cash flows. Cash flows from undesignated derivative financial instruments are included in the investing category on the statement of cash flows.
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
During the third quarter of 2011, we entered into two $25 million interest rate swap contacts. As of September 30, 2011, we held six $25 million interest rate swap contracts, each of which expires on August 15, 2015 and effectively converted a total of $150 million of the $250 million of senior notes issued in August 2009 with a maturity date of August 15, 2015 (the “2015 Notes”) to floating rate debt based on three-month LIBOR plus a fixed rate component. As of December 31, 2010, we held four $25 million interest rate swap contracts, each of which expires on August 15, 2015 and effectively converted a total of $100 million of the $250 million 2015 Notes to floating rate debt based on three-month LIBOR plus a fixed rate component. The fixed rate component of each swap varies by contract, ranging from 2.68% to 4.77%. The fixed to floating interest rate swaps were designated as a fair value hedge as their objective is to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as fair value hedges at inception and at September 30, 2011 and December 31, 2010 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes. At September 30, 2011, the fixed to floating interest rate swaps were recorded within other assets at a value of $7 million, offset by a fair value adjustment to long-term debt of $7 million. At December 31, 2010, the fixed to floating interest rate swaps were recorded within other assets at a value of $4 million, offset by a fair value adjustment to long-term debt of $4 million.
Interest Rate Lock—During the three months ended June 30, 2011, we entered into treasury-lock derivative instruments with $250 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the 2021 Notes we issued in August 2011 (see Note 8), as changes in the benchmark interest rate would result in variability in cash flows related to such debt. These derivative instruments were designated as cash flow hedges at inception and were highly effective in offsetting fluctuations in the benchmark interest rate. Changes in the fair value relating to the effective portion of the lock were recorded in accumulated other comprehensive loss and the corresponding fair value was included in prepaids and other assets.
During the three months ended September 30, 2011, we settled the treasury-lock derivative instruments. The $14 million loss on the settlement was recorded to accumulated other comprehensive loss and will be amortized over the remaining life of the 2021 Notes. For the three and nine months ended September 30, 2011, the amount of amortization was insignificant.
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
The U.S. dollar equivalent of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany loans, with terms of less than one year, is as follows (in U.S. dollars):

	September 30, 2011	December 31, 2010
Pound Sterling	$54	$66
Swiss Franc	33	47
Korean Won	33	43
Euro	—	19
Canadian Dollar	30	—
Australian Dollar	1	1
Total notional amount of forward contracts	$151	$176
Certain energy contracts at our hotel facilities include derivatives. However, we qualify for and have elected the normal purchases or sales exemption for these derivatives.

The effects of derivative instruments on our condensed consolidated financial statements were as follows as of September 30, 2011, December 31, 2010 and for the three and nine month periods ended September 30, 2011 and 2010:
Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2011	December 31, 2010	Balance Sheet Location	September 30, 2011	December 31, 2010
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$7	$4	Other long-term liabilities	$—	$—
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Prepaids and other assets	—	—	Accrued expenses and other current liabilities	1	4
Total derivatives		$7	$4		$1	$4

Effect of Derivative Instruments on Income

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain (Loss)	2011	2010	2011	2010
Fair value hedges:
Interest rate swaps
Gains on derivatives	Other income (loss), net*	$2	$3	$3	$8
Losses on borrowings	Other income (loss), net*	(2)	(3)	(3)	(8)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain (Loss)	2011	2010	2011	2010
Cash flow hedges:
Interest rate locks
Amount of gain (loss) recognized in accumulated other comprehensive loss on derivative (effective portion)	Accumulated other comprehensive loss	$(18)	$—	$(14)	$—
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income (effective portion)	Interest expense	—	—	—	—
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Other income (loss), net**	—	—	—	—

	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
Derivatives not designated as hedges:
Foreign currency forward contracts	Other income (loss), net	$3	$(19)	$(5)	$3

*
For the three and nine months ended September 30, 2011, there was an insignificant loss recognized in income related to the ineffective portion of these hedges. For the three and nine months ended September 30, 2010, there was an insignificant and $1 million loss, respectively, recognized in income related to the ineffective portion of these hedges. No incremental amounts were excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2011 and 2010.

**
For the nine months ended September 30, 2011, there was an insignificant gain recognized in income related to the ineffective portion of these hedges. No amounts were excluded from the assessment of hedge effectiveness for the nine months ended September 30, 2011.

10.    EMPLOYEE BENEFIT PLANS
Defined Benefit Plans—We sponsor a frozen unfunded supplemental defined benefit executive retirement plan for certain former executives. Refer to the table below for costs related to this plan.
Defined Contribution Plans—We provide retirement benefits to certain qualified employees under the Retirement Savings Plan (a qualified plan under Internal Revenue Code Section 401(k)), the Field Retirement Plan (a nonqualified plan), and other similar plans. We record expenses related to the Retirement Savings Plan based on a percentage of qualified employee contributions on stipulated amounts; a substantial portion of these contributions are included in the other revenues from managed properties and other costs from managed properties lines in the condensed consolidated statements of income as the costs of these programs are largely related to employees located at lodging properties managed by us and are, therefore, paid for by the property owners. Refer to the table below for costs related to these plans.
Deferred Compensation Plans—Historically, we have provided nonqualified deferred compensation for certain employees through several different plans. These plans were funded through contributions to rabbi trusts. In 2010 these plans were consolidated into the Amended and Restated Hyatt Corporation Deferred Compensation Plan. Contributions and investment elections are determined by the employees.

The Company also provides contributions according to a preapproved formula. A portion of these contributions relate to hotel property level employees, which are reimbursable to us and are included in the other revenues from managed properties and other costs from managed properties lines in the condensed consolidated statements of income. As of September 30, 2011 and December 31, 2010, the plans are fully funded in rabbi trusts. The assets of the plans are primarily invested in mutual funds, which are recorded in other assets in the condensed consolidated balance sheets. The related deferred compensation liability is recorded in other long-term liabilities. Refer to the table below for costs related to these plans.
The costs incurred for our employee benefit plans for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Defined benefit plan	$—	$—	$1	$1
Defined contribution plans	9	8	26	24
Deferred compensation plans	2	1	6	4

11.    INCOME TAXES

An income tax benefit of $5 million with an effective tax rate of (63.7)% was recorded for the three months ended September 30, 2011, and negligible income tax expense with an effective tax rate of (0.1)% was recorded for the first nine months of 2011.
For the three months ended September 30, 2011, the effective tax rate differed from the U.S. federal statutory rate of 35% primarily due to a net benefit of $3 million as the result of net decreases to our uncertain tax positions (inclusive of interest and penalties), a benefit of $2 million from a reduction in statutory tax rates enacted by foreign jurisdictions during the quarter, and a benefit from the earnings of foreign jurisdictions that are taxed at lower rates. For the nine months ended September 30, 2011, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to a $12 million benefit related to the release of a valuation allowance against certain foreign net operating losses, a benefit of $2 million from a reduction in statutory tax rates enacted by foreign jurisdictions during the first nine months, and a benefit from the earnings of foreign jurisdictions that are taxed at lower rates.
For the three months ended September 30, 2010, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to an increase of $2 million in state taxes related to a gain on the extinguishment of debt offset by earnings from foreign jurisdictions taxed at rates below the U.S. rate. For the nine months ended September 30, 2010, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to an increase of $2 million in state taxes related to a gain on the extinguishment of debt and an increase of $7 million in unrecognized tax benefits (inclusive of interest and penalties). The resulting increase in tax was largely offset by earnings from foreign jurisdictions that are taxed at lower rates and an increase in deferred tax assets of $7 million related to the release of a valuation allowance against certain foreign net operating losses.
Total unrecognized tax benefits at September 30, 2011 and December 31, 2010 were $83 million and $89 million respectively, of which $46 million and $50 million respectively, would impact the effective tax rate if recognized. Total gross accrued interest and penalties at September 30, 2011 and December 31, 2010 were $65 million and $75 million respectively. The reduction to unrecognized tax benefits, interest and penalties was primarily the result of settlements and a lapse of statute of limitations in a foreign jurisdiction during the quarter.
It is reasonably possible that a reduction of up to $5 million of unrecognized tax benefits could occur within twelve months resulting from the resolution of audit examinations and the expiration of certain tax statutes of limitations.
For 2011, the tax on ordinary income has been calculated using an estimated annual effective tax rate. For 2010 we calculated the effective tax rate based on the year-to-date financials (“cut-off method”) because we believed this method more accurately presented the effective tax rate for that period.

12.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various guarantees, commitments, surety bonds, and letter of credit agreements, which are discussed below:
Guarantees and Commitments—As of September 30, 2011, we are committed, under certain conditions, to loan or invest up to $693 million in various business ventures.
Included in the $693 million in commitments is our share of a hospitality venture’s commitment to purchase a hotel within a to-be constructed building in New York City for a total purchase price of $375 million. The hospitality venture will be funded upon the purchase of the hotel, and our share of the purchase price commitment is 66.67% (i.e. $250 million). In accordance with the purchase agreement, we have agreed to fund a letter of credit as security towards this future purchase obligation. As of September 30, 2011, the letter of credit is valued at $5 million. The agreement stipulates that subsequent increases in the value of the letter of credit to $10 million and $50 million, as well as the purchase of the completed property, are each contingent upon the completion of certain contractual milestones. The $5 million funded letter of credit is included as part of our total letters of credit outstanding at September 30, 2011 and therefore netted against our future commitments amount described above. For further discussion see the “Letters of Credit” section of this Note below.
Also included in the $693 million is our commitment to develop, own and operate a hotel property in the State of Hawaii through a joint venture formed in 2010. While our final investment is contingent upon the amount of debt financing incurred by the joint venture, the maximum remaining commitment under the joint venture agreement at September 30, 2011 is $147 million. Further included in the $693 million is our commitment to invest $32 million in a newly-formed joint venture to develop select service hotels (see Note 3).
Also included in the $693 million is our commitment to purchase one additional hotel from LodgeWorks, for a purchase price of approximately $29 million due to the delayed closing of this property occurring in the fourth quarter of 2011(see Note 6).
Certain of our hotel lease or management agreements contain performance tests that stipulate certain minimum levels of operating performance. These performance test clauses provide us the option to fund a shortfall in profit performance. If we choose not to fund the shortfall, the hotel owner has the option to terminate the lease or management contract. As of September 30, 2011, there were no amounts recorded in accrued expenses and other current liabilities related to these performance test clauses.
Additionally, from time to time we may guarantee certain of our hotel owners certain levels of hotel profitability based on various metrics. We have management agreements where we are required to make payments based on specified thresholds and have recorded a $1 million and $2 million charge under one of these agreements in the three and nine months ended September 30, 2011, respectively. Under a separate agreement, we had $3 million accrued as of September 30, 2011. The remaining maximum potential payments related to these agreements are $32 million.
We have entered into various loan, lease completion and repayment guarantees related to investments held in hotel operations. The maximum exposure under these agreements as of September 30, 2011 is $56 million. With respect to a repayment guarantee related to one joint venture property, the Company has agreements with its partners that require each partner to pay a pro-rata portion of the guarantee based on each partner’s ownership percentage. Assuming successful enforcement of these agreements with respect to this particular joint venture, our maximum exposure under the various agreements described above as of September 30, 2011 would be $52 million. As of September 30, 2011, the maximum exposure includes $25 million of a loan repayment agreement guarantee related to our contribution of Hyatt Regency Minneapolis to a newly formed joint venture (see Note 6).
Surety Bonds—Surety bonds issued on our behalf totaled $25 million at September 30, 2011, and primarily relate to workers’ compensation, taxes, licenses, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf as of September 30, 2011, totaled $78 million, the majority of which relate to our ongoing operations. Of the $78 million letters of credit outstanding, $58 million reduces the available capacity under the revolving credit facility.
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
We are subject from time to time to various claims and contingencies related to lawsuits, taxes, and environmental matters, as well as commitments under contractual obligations. Many of these claims are covered under current insurance programs, subject to deductibles. For those matters not covered by insurance we recognize liabilities associated with such commitments and contingencies when a loss is probable and reasonably estimable. Although the liability for these matters cannot be determined at this point, based on information currently available we do not expect that the ultimate resolution of such claims and litigation will have a material effect on our condensed consolidated financial statements.

13.    EQUITY
Stockholders’ Equity and Noncontrolling Interest—The following table details the equity activity for the nine months ended September 30, 2011 and 2010, respectively.

	Stockholders’ equity	Noncontrolling interests in consolidated subsidiaries	Total equity
Balance at January 1, 2011	$5,118	$13	$5,131
Net income (loss)	61	(2)	59
Other comprehensive income (loss)	(26)	—	(26)
Purchase of company stock	(396)	—	(396)
Issuance of common stock shares to directors	1	—	1
Issuance of common stock through Employee
Stock Purchase Plan	2	—	2
Share based payment activity	16	—	16
Balance at September 30, 2011	$4,776	$11	$4,787

Balance at January 1, 2010	$5,016	$24	$5,040
Net income (loss)	60	(1)	59
Other comprehensive income (loss)	14	—	14
Purchase of shares in noncontrolling interests	(3)	(1)	(4)
Shares issued from treasury	1	—	1
Issuance of common stock shares to directors	1	—	1
Share based payment activity	16	—	16
Balance at September 30, 2010	$5,105	$22	$5,127

Comprehensive Income (Loss) —Comprehensive income (loss) primarily relates to reported earnings (losses), foreign currency translation, unrealized gains (losses) on derivative instruments and unrealized gains (losses) on available for sale securities.
Comprehensive income (loss) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Income	$13	$30	$59	$59
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(53)	29	(15)	14
Unrealized losses on derivative instruments	(11)	—	(9)	—
Unrealized gains (losses) on available for sale securities	(2)	1	(2)	—
Total comprehensive income (loss)	$(53)	$60	$33	$73
Comprehensive loss attributable to noncontrolling interests	1	—	2	1
Comprehensive income (loss) attributable to Hyatt Hotels Corporation	$(52)	$60	$35	$74
Share Repurchase—During the second quarter of 2011, we repurchased 8,987,695 shares of Class B common stock for $44.03 per share, the closing price of the Company’s Class A common stock on May 13, 2011, for an aggregate purchase price of approximately $396 million. The shares repurchased represented approximately 5.2% of the Company’s total shares of common stock outstanding prior to the repurchase. The shares of Class B common stock were repurchased from trusts for the benefit of certain Pritzker family members in privately-negotiated transactions and were retired, thereby reducing the total number of shares outstanding and reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.
Treasury Stock – During the second quarter of 2010, certain participants in the Deferred Compensation Plan had a one-time option to use their designated assets to purchase shares of our Class A common stock. The Class A common stock issued out of treasury stock included 30,805 shares for a total amount of $1 million.

14.    STOCK-BASED COMPENSATION
As part of our long-term incentive plan, we award Stock Appreciation Rights (“SARs”), Restricted Stock Units (“RSUs”) and Performance Share Units (“PSUs”) to certain employees. Compensation expense and unearned compensation figures within this note exclude amounts related to employees of our managed hotels as this expense has been and will continue to be reimbursed by our third party hotel owners and is recorded on the lines other revenues from managed properties and other costs from managed properties. Compensation expense related to these awards for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock appreciation rights	$2	$3	$6	$9
Restricted stock units	4	2	10	6
Performance share units	—	—	1	—
Stock Appreciation Rights—Each vested SAR gives the holder the right to the difference between the value of one share of our Class A common stock at the exercise date and the value of one share of our Class A common stock at the grant date. Vested SARs can be exercised over their life as determined by the plan. All SARs have a 10-year contractual term and are settled in shares of our Class A common stock. The Company is accounting for these SARs as equity instruments.
During the nine months ended September 30, 2011, the Company granted 359,062 SARs to employees with a weighted average grant date fair value of $19.08. The fair value of each SAR was estimated on the date of grant using the Black-Scholes-Merton option-valuation model.

Restricted Stock Units—The Company grants both RSUs that may be settled in stock and RSUs that may be settled in cash. Each vested stock-settled RSU will be settled with a single share of our Class A common stock. The value of the stock-settled RSUs was based on the closing stock price of our Class A common stock as of the grant date. We record compensation expense earned for RSUs on a straight-line basis from the date of grant. In certain situations we also grant cash-settled RSUs which are recorded as a liability instrument. The liability and related expense for cash-settled RSUs are insignificant as of, and for the three and nine months ended, September 30, 2011. During the nine months ended September 30, 2011, the Company granted a total of 509,302 RSUs (an insignificant portion of which are cash-settled RSUs) to employees which, with respect to stock-settled RSUs, had a weighted average grant date fair value of $41.49.
Performance Share Units—In March 2011, the Compensation Committee of our Board of Directors granted to certain executive officers PSUs, which are restricted stock units that vest based on satisfaction of certain performance targets. The number of PSUs that will ultimately vest and be paid out in Class A common stock will range from 0 to 200 percent of the target amount stated in each executive officer’s award agreement based upon the performance of the Company relative to the applicable performance target. The target number of PSUs granted to all executive officers total 99,660 with a weighted average grant date fair value of $41.74. The performance period is a three year period beginning January 1, 2011 and ending December 31, 2013. The PSUs will vest at the end of the performance period only if the performance target is met; there is no interim performance metric.
Our total unearned compensation for our stock-based compensation programs as of September 30, 2011 was $18 million for SARs, $33 million for RSUs and $3 million for PSUs, which will be recorded to compensation expense primarily over the next four years with certain awards extending to ten years.

15.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the notes to the condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Leases—Our corporate headquarters have been located at the Hyatt Center in Chicago, Illinois since 2005. The Hyatt Center was owned by a related party until December 20, 2010, when it was sold to an unrelated third party. We recorded, in selling, general and administrative expenses, $2 million and $7 million during the three and nine months ended September 30, 2010, respectively, for rent, taxes and our share of operating expenses and shared facility costs under the lease while the building was owned by a related party. A subsidiary of the Company holds a master lease for a portion of the Hyatt Center and has entered into sublease agreements with certain related parties. Two of these sublease agreements, entered into at the same time as our master lease and at the same rate as our master lease, end in December 2011. As of September 30, 2011, we have tentatively agreed to amend one of these sublease agreements to extend the term of the agreement and expand the amount of space covered by the agreement. Currently, the amended sublease agreement contemplates sublease income paid to Hyatt that represents market rates and is approximately $5 million less than the rental payments that we are required to make under the master lease. As a result, during the second quarter of 2011 we recognized a $5 million loss on the transaction, which is recorded in other income (loss), net on the condensed consolidated statements of income. Future sublease income for this space from related parties is $16 million.
Legal Services—A partner in a law firm that provided services to us throughout the nine months ended September 30, 2011 and 2010 is the brother-in-law of our Executive Chairman. We incurred legal fees with this firm of insignificant amounts and $1 million for the three months ended September 30, 2011 and 2010, respectively. We incurred legal fees with this firm of $2 million and $4 million, for the nine months ended September 30, 2011 and 2010, respectively. Legal fees, when expensed, are included in selling, general and administrative expenses. As of September 30, 2011 and December 31, 2010, we had insignificant amounts, respectively, due to the law firm.
Gaming—We had a Gaming Space Lease Agreement with HCC Corporation ("HCC"), a related party, whereby it leased approximately 20,990 square feet of space at the Hyatt Regency Lake Tahoe Resort, Spa and Casino, where it operated a casino. In connection with the Gaming Space Lease Agreement, we also provided certain sales, marketing and other general and administrative services to HCC under a Casino Facilities Agreement. In exchange for such services, HCC paid us fees based on the type of services being provided and for complimentary goods and services provided to casino customers. We received $1 million and $1 million for the three months ended September 30, 2011 and 2010, respectively, and $2 million and $2 million for the nine months ended September 30, 2011 and 2010, respectively, under this agreement. During the third quarter of 2011, the relevant related party agreements terminated. The new agreements for the casino are with an unrelated third party.

Other Services—A member of our board of directors who was appointed in 2009 is a partner in a firm whose affiliates own hotels from which we received management and franchise fees of $1 million and $1 million during the three months ended September 30, 2011 and 2010, respectively, and $4 million and $4 million during the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010 we had $1 million and insignificant receivables, respectively, due from these properties.
Equity Method Investments—We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We recorded fees of $9 million and $9 million for the three months ended September 30, 2011 and 2010, respectively. We recorded fees of $27 million and $26 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010, we had receivables due from these properties of $9 million and $8 million, respectively. In addition, in some cases we provide loans or guarantees (see Note 12) to these entities. Our ownership interest in these equity method investments generally varies from 8 to 50 percent.
Share Repurchase—During the second quarter of 2011, we repurchased 8,987,695 shares of Class B common stock for $44.03 per share, the closing price of the Company’s Class A common stock on May 13, 2011, for an aggregate purchase price of approximately $396 million. The shares repurchased represented approximately 5.2% of the Company’s total shares of common stock outstanding prior to the repurchase. The shares of Class B common stock were repurchased from trusts for the benefit of certain Pritzker family members in privately-negotiated transactions and were retired, thereby reducing the total number of shares outstanding and reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.

16.    SEGMENT INFORMATION
Our operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker to assess performance and make decisions regarding the allocation of resources. Our chief operating decision maker is the Chief Executive Officer. We define our reportable segments as follows:
Owned and Leased Hotels—This segment derives its earnings from owned and leased hotel properties located predominantly in North America but also from certain international locations and, for purposes of segment Adjusted EBITDA, includes our pro rata share of the Adjusted EBITDA of our unconsolidated hospitality ventures, based on our ownership percentage of each venture.
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
International Management and Franchising—This segment derives its earnings from services provided, including hotel management and licensing of our family of brands, to franchisees located in countries outside of the U.S., Canada and the Caribbean. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners and franchisees with no added margin and includes in costs and expenses these reimbursed costs. These costs relate primarily to reservations, marketing and IT costs. These revenues and costs are recorded on the lines other revenues from managed properties and other costs from managed properties, respectively. The intersegment revenues relate to management fees that are collected from the Company’s owned hotels, which are eliminated in consolidation.
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

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
North American Management and Franchising
Revenues	$375	$378	$1,164	$1,086
Intersegment Revenues (a)	16	15	45	48
Adjusted EBITDA	40	37	124	109
Depreciation and Amortization	3	3	9	8
International Management and Franchising
Revenues	50	48	155	146
Intersegment Revenues (a)	4	3	13	12
Adjusted EBITDA	17	17	59	49
Depreciation and Amortization	1	1	2	2
Owned and Leased Hotels (c)
Revenues	470	455	1,386	1,389
Adjusted EBITDA	106	84	295	269
Depreciation and Amortization	70	63	202	189
Corporate and other
Revenues	22	16	61	48
Adjusted EBITDA (b)	(28)	(27)	(83)	(69)
Depreciation and Amortization	1	1	5	5
Eliminations (a)
Revenues	(20)	(18)	(58)	(60)
Adjusted EBITDA	—	—	—	—
Depreciation and Amortization	—	—	—	—
TOTAL
Revenues	$897	$879	$2,708	$2,609
Adjusted EBITDA	135	111	395	358
Depreciation and Amortization	75	68	218	204

(a)	Intersegment revenues are included in the segment revenue totals and eliminated in Eliminations.

(b)	The nine months ended September 30, 2010 includes a favorable settlement of approximately $8 million for a construction dispute at one of our vacation ownership properties.

(c)
During the nine months ended September 30, 2011, we acquired $632 million of net assets from LodgeWorks. Excluding liabilities of $9 million and intangibles of $76 million, we acquired assets totaling $565 million within our Owned and Leased segment, resulting in a total increase of $597 million of assets within this segment. Assets within the Owned and Leased segment at September 30, 2011, equaled $4,816 million.

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Adjusted EBITDA	$135	$111	$395	$358
Equity earnings (losses) from unconsolidated hospitality ventures	1	(4)	6	(23)
Asset impairments (a)	(1)	(11)	(2)	(14)
Other income (loss), net	(15)	52	(21)	62
Discontinued operations, net of tax	—	1	—	4
Net loss attributable to noncontrolling interests	1	—	2	1
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(22)	(18)	(59)	(50)
EBITDA	99	131	321	338
Depreciation and amortization	(75)	(68)	(218)	(204)
Interest expense	(15)	(16)	(42)	(40)
(Provision) benefit for income taxes	5	(17)	—	(34)
Net income attributable to Hyatt Hotels Corporation	$14	$30	$61	$60

(a)
The three and nine months ended September 30, 2011 include a $1 million charge to asset impairments in the condensed consolidated statements of income related to an impairment of inventory at a vacation ownership property in our corporate and other results. The three and nine months ended September 30, 2010 include $11 million and $14 million, respectively, of asset impairment charges in the condensed consolidated statements of income related to an impairment of a Company owned airplane for $10 million in our corporate and other results and an impairment of property and equipment in our owned and leased hotel segment for $3 million.

17.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Income from continuing operations	$13	$29	$59	$55
Income from discontinued operations	—	1	—	4
Net income	$13	$30	$59	$59
Net loss attributable to noncontrolling interests	$1	$—	$2	$1
Net income attributable to Hyatt Hotels Corporation	$14	$30	$61	$60
Denominator:
Basic weighted average shares outstanding:	165,499,634	174,149,795	169,855,919	174,070,604
Share-based compensation	144,710	80,675	423,106	221,117
Diluted weighted average shares outstanding	165,644,344	174,230,470	170,279,025	174,291,721
Basic Earnings Per Share:
Income from continuing operations	$0.08	$0.17	$0.35	$0.32
Income from discontinued operations	—	—	—	0.02
Net income	$0.08	$0.17	$0.35	$0.34
Net loss attributable to noncontrolling interests	$—	$—	$0.01	$—
Net income attributable to Hyatt Hotels Corporation	$0.08	$0.17	$0.36	$0.34
Diluted Earnings Per Share:
Income from continuing operations	$0.08	$0.17	$0.35	$0.32
Income from discontinued operations	—	—	—	0.02
Net income	$0.08	$0.17	$0.35	$0.34
Net loss attributable to noncontrolling interests	$—	$—	$0.01	$—
Net income attributable to Hyatt Hotels Corporation	$0.08	$0.17	$0.36	$0.34
The computations of diluted net income per share for the three and nine months ended September 30, 2011 and 2010 does not include the following shares of Class A common stock assumed to be issued as stock-settled SARs, RSUs and PSUs because they are anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-settled SARs	95,000	172,400	156,000	145,000
RSUs	33,000	824,900	4,000	690,000
PSUs	—	—	—	—

18.    OTHER INCOME (LOSS), NET
Other income (loss), net includes interest income, gains (losses) on other marketable securities, foreign currency losses, including gains (losses) on foreign currency exchange rate instruments (see Note 9), provisions on hotel loans, gain on extinguishment of debt (see Note 6), gains (losses) on sale of real estate (see Note 6) and transaction costs incurred to acquire hotels and other assets from LodgeWorks (see Note 6).
The table below provides a reconciliation of the components in other income (loss), net for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income	$6	$5	$17	$15
Gains (losses) on other marketable securities	(12)	10	(19)	12
Foreign currency losses	—	(1)	(4)	(3)
Provisions on hotel loans	(4)	(2)	(4)	(2)
Gain on extinguishment of debt	—	35	—	35
Gain (loss) on sale of real estate	—	6	(2)	6
Transaction costs related to LodgeWorks	(4)	—	(4)	—
Other	(1)	(1)	(5)	(1)
Other income (loss), net	$(15)	$52	$(21)	$62

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, financial performance, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, general economic uncertainty in key global markets, the rate and the pace of economic recovery following economic downturns, levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; hostilities, including future terrorist attacks, or fear of hostilities that affect travel; travel-related accidents; natural or man-made disasters such as earthquakes, tsunamis, tornados, hurricanes, floods and oil spills; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through internet travel intermediaries; changes in the tastes and preferences of our customers; relationships with associates and labor unions and changes in labor law; financial condition of, and our relationships with, third-party property owners, franchisees and hospitality venture partners; risk associated with potential acquisitions and dispositions and the introduction of new brand concepts; changes in federal, state, local or foreign tax law; increases in interest rates and operating costs; fluctuations in currency exchange rates; lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access the capital markets; changes in the competitive environment in our industry and the markets where we operate; outcomes of legal proceedings; and violation of regulations or laws related to our franchising business. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q.
Executive Overview
We are a global hospitality company engaged in the management, franchising, ownership and development of Hyatt-branded hotels, resorts and residential and vacation ownership properties around the world. As of September 30, 2011, our worldwide property portfolio consisted of 478 properties (130,857 rooms and units), including:

•	180 managed properties (68,005 rooms), all of which we operate under management agreements with third-party property owners;

•	134 franchised properties (20,927 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	103 owned properties (including 2 consolidated hospitality ventures) (25,335 rooms) and 5 leased properties (2,451 rooms), all of which we manage and account for as operating leases;

•	25 managed properties and 8 franchised properties owned or leased by unconsolidated hospitality ventures (11,946 rooms);

•	15 vacation ownership properties (963 units), all of which we manage; and

•	8 residential properties (1,230 units), all of which we manage and some of which we own.
Our operating results for the third quarter of 2011 reflect improved revenue and Adjusted EBITDA compared to the third quarter of 2010, driven by increased revenue per available room (“RevPAR”) levels at our comparable hotels and the completion of the acquisition of assets from LodgeWorks.

Our RevPAR increases were due to a combination of increased average daily rates and increased demand reflected in higher occupancy rates. Our owned and leased segment showed improvement in Adjusted EBITDA, despite the sale or transfer of 16 hotels since June 30, 2010. Partially offsetting the impact of the sale or transfer of the 16 hotels was the acquisition of three select service hotels during the second quarter of 2011 and an additional 14 select service hotels and five full service hotels in the third quarter of 2011. Average daily rates in North America for both group and transient business continued to improve in the third quarter of 2011, however, transient occupancy was the primary driver of the improved results for the quarter. The increased demand resulted in higher food and beverage revenues compared to the same quarter of 2010. Our international operations experienced improvement in RevPAR on a constant currency basis in all regions, with Latin America showing the most significant growth. Europe, Africa and the Middle East was relatively flat compared to the third quarter of 2010 due primarily to the continuing effects of political unrest in Egypt and Amman experienced in the first quarter of 2011. Asia Pacific was also flat in the third quarter of 2011 compared to the third quarter of 2010 as strength in most of China, including Hong Kong, was largely offset by declines in Shanghai due to comparisons with the 2010 World Expo and weakness in Japan as it slowly recovers from the March 2011 natural disasters.
Our consolidated revenues increased by $18 million, or 2.0% (0.8% excluding the effects of currency), for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010. Owned and leased hotels revenue for the quarter ended September 30, 2011 increased by $15 million compared to the quarter ended September 30, 2010, despite a $39 million reduction attributed to the sale or transfer of 17 hotels and an estimated $2 million decrease relating to the hotels undergoing large scale renovations. The positive results were driven by increases at other comparable owned and leased hotels not under renovation, the operations of a newly opened hotel and 22 newly acquired hotels purchased in the second and third quarters of 2011. Our management and franchise fees for the quarter ended September 30, 2011 increased $5 million as compared to the quarter ended September 30, 2010 driven by improved base management and franchise fees. We also experienced a $7 million increase in our other revenues for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010 related to the operating results of our vacation ownership business, as well as the results from our co-branded credit card. Additionally, we experienced a $9 million decrease in other revenues from managed properties for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010, largely due to the unrealized losses on assets held in rabbi trusts to fund our benefit programs.
Our consolidated Adjusted EBITDA for the third quarter of 2011, compared to the third quarter of 2010, increased by $24 million, driven largely by increased performance at our comparable owned and leased hotels. The negative impact of the asset sales and transferred hotel was offset by the owned properties that were added to the owned and leased segment in the second and third quarters of 2011. Additionally, Adjusted EBITDA increased in our management and franchising segments by $3 million in the third quarter of 2011 as compared to the third quarter of 2010 due to increased management and franchise fees. See “—Non-GAAP Measure Reconciliation,” below, for an explanation of how we use Adjusted EBITDA, why we present it and material limitations on its usefulness.
Our third quarter 2011 results were minimally impacted by our significant renovation activity, and we expect that results will benefit from the completion of these renovations over the long term. Transient demand has continued to grow in 2011 and average daily rates have improved for both transient and group business. While our levels of business activity and results to date have reflected this continued strengthening of demand, we are mindful of the uncertainty surrounding global economic conditions and the limited visibility regarding future industry demand that is created by this uncertainty. As a result, we continue to exercise prudent management with a focus on cost-control and staying nimble in our ability to react to changes in demand levels.
During the third quarter of 2011, we announced the evolution of our extended-stay brand into a distinctive new hotel concept - Hyatt House. We intend to rebrand our Hyatt Summerfield Suites and Hotel Sierra properties to Hyatt House over the course of the next year. Additionally, we recently announced our introduction of the Hyatt Place and Hyatt House brands in China with the signing of three management agreements in Shanghai. We believe that the growth of our select service brands, reflected by both this global expansion and the recent acquisition of assets from LodgeWorks, is key to enhancing our worldwide customer preference.
As of September 30, 2011, we had approximately $1.2 billion in cash and cash equivalents, investments in highly-rated money market funds and short-term investments. At September 30, 2011, we had available credit facilities with banks for various corporate purposes. The amount of undrawn borrowing availability as of September 30, 2011 was approximately $1.4 billion.

During the third quarter of 2011, we entered into the following transactions:

•
we acquired from LodgeWorks 19 hotels, management rights to an additional four hotels, and related assets for a purchase price of approximately $632 million, with an additional hotel acquisition closing during the fourth quarter of 2011 for a purchase price of approximately $29 million, resulting in an aggregate purchase of 20 hotels, 4 management agreements, and related assets for approximately $661 million (see Note 6);

•	we issued and sold the 2016 Notes and the 2021 Notes (see Note 8); and

•	we amended and restated our credit agreement with a syndicate of lenders that provides for a $1.5 billion senior unsecured revolving credit facility that matures in September 2016 (see Note 8).
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

Results of Operations
Three and Nine Months Ended September 30, 2011 Compared with Three and Nine Months Ended September 30, 2010

Consolidated Results

	Three Months Ended September 30,
(In millions, except percentages)	2011	2010	Better / (Worse)
REVENUES:
Total revenues	$897	$879	$18	2%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	360	376	16	4%
Depreciation and amortization	75	68	(7)	(10)%
Other direct costs	8	3	(5)	(167)%
Selling, general, and administrative	58	68	10	15%
Other costs from managed properties	343	352	9	3%
Direct and selling, general, and administrative expenses	844	867	23	3%
Net gains (losses) and interest income from marketable securities held to fund operating programs	(15)	13	(28)	(215)%
Equity earnings (losses) from unconsolidated hospitality ventures	1	(4)	5	125%
Interest expense	(15)	(16)	1	6%
Asset impairments	(1)	(11)	10	91%
Other income (loss), net	(15)	52	(67)	(129)%
INCOME BEFORE INCOME TAXES	8	46	(38)	(83)%
(PROVISION) BENEFIT FOR INCOME TAXES	5	(17)	22	129%
INCOME FROM CONTINUING OPERATIONS	13	29	(16)	(55)%
INCOME FROM DISCONTINUED OPERATIONS	—	1	(1)	(100)%
NET INCOME	13	30	(17)	(57)%
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1	—	1	100%
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$14	$30	$(16)	(53)%

	Nine Months Ended September 30,
(In millions, except percentages)	2011	2010	Better / (Worse)
REVENUES:
Total revenues	$2,708	$2,609	$99	4%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	1,086	1,114	28	3%
Depreciation and amortization	218	204	(14)	(7)%
Other direct costs	18	—	(18)	(100)%
Selling, general, and administrative	199	195	(4)	(2)%
Other costs from managed properties	1,062	1,004	(58)	(6)%
Direct and selling, general, and administrative expenses	2,583	2,517	(66)	(3)%
Net gains (losses) and interest income from marketable securities held to fund operating programs	(7)	12	(19)	(158)%
Equity earnings (losses) from unconsolidated hospitality ventures	6	(23)	29	126%
Interest expense	(42)	(40)	(2)	(5)%
Asset impairments	(2)	(14)	12	86%
Other income (loss), net	(21)	62	(83)	(134)%
INCOME BEFORE INCOME TAXES	59	89	(30)	(34)%
(PROVISION) BENEFIT FOR INCOME TAXES	—	(34)	34	100%
INCOME FROM CONTINUING OPERATIONS	59	55	4	7%
INCOME FROM DISCONTINUED OPERATIONS	—	4	(4)	(100)%
NET INCOME	59	59	—	—%
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2	1	1	100%
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$61	$60	$1	2%
Revenues.    Consolidated revenues for the three months ended September 30, 2011 increased $18 million, or 2%, compared to the three months ended September 30, 2010, including $11 million in net favorable currency effects and a $9 million decrease in other revenues from managed properties. Consolidated revenues for the nine months ended September 30, 2011 increased $99 million, or 4%, compared to the nine months ended September 30, 2010, including $30 million in net favorable currency effects and a $58 million increase in other revenues from managed properties.
Included in other revenues from managed properties is a decrease of $24 million and $15 million in losses resulting from a decline in the underlying assets for our benefit programs funded through rabbi trusts for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively. These losses are offset in other costs from managed properties, thus having no net impact to our earnings. Excluding this amount, other revenues from managed properties increased $15 million, or 4%, and $73 million, or 7%, in the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively. The increase in other revenues from managed properties was due to higher cost reimbursements to us by managed properties, primarily due to new managed hotel openings in 2010 and owned hotels that were sold and converted to management agreements in 2010 and 2011.
Comparable owned and leased hotel revenue increased $35 million and $67 million for the three and nine month periods, respectively, which includes net favorable currency effects of $9 million and $24 million, respectively. Noncomparable owned and leased hotel revenue decreased $20 million and $70 million in the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010. These decreases were due to the sale or transfer of 17 hotels during 2010 and the nine months ended September 30, 2011, which more than offset the revenue increases from the acquisition of the three Woodfin properties and the 19 LodgeWorks properties.

We also experienced a $5 million and $29 million increase in management and franchise fee revenues for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively. Included in consolidated management fees for the three and nine months ended September 30, 2011 were base management fees of $36 million and $109 million, a 9% and 12% increase from the three and nine months ended September 30, 2010, respectively. For the three and nine months ended September 30, 2011, incentive management fees were $18 million and $70 million, a 5% decrease and 13% increase compared to the same periods ended September 30, 2010, respectively.
Corporate and other revenues, which includes the revenues of our vacation ownership business and our co-branded credit card, increased $6 million and $13 million during the three and nine months ended September 30, 2011 compared to the same periods ended September 30, 2010, respectively. The tables below provide a breakdown of revenues by segment for the three and nine months ended September 30, 2011 and 2010.
For further discussion of segment revenues for the periods presented, please refer to “—Segment Results” below.

	Three Months Ended September 30,
(in millions, except percentages)	2011	2010	Better / (Worse)
Owned and leased hotels	$470	$455	$15	3%
North American management and franchising	375	378	(3)	(1)%
International management and franchising	50	48	2	4%
Corporate and other	22	16	6	38%
Eliminations	(20)	(18)	(2)	(11)%
Consolidated revenues	$897	$879	$18	2%

	Nine Months Ended September 30,
(in millions, except percentages)	2011	2010	Better / (Worse)
Owned and leased hotels	$1,386	$1,389	$(3)	—%
North American management and franchising	1,164	1,086	78	7%
International management and franchising	155	146	9	6%
Corporate and other	61	48	13	27%
Eliminations	(58)	(60)	2	3%
Consolidated revenues	$2,708	$2,609	$99	4%
Owned and leased hotels expense.    Expenses for owned and leased hotels decreased by $16 million and $28 million in the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010. The decrease was driven primarily by $20 million and $63 million of reduced expense from noncomparable owned and leased hotels for the three and nine months ended September 30, 2011 compared to the same periods in 2010. The 17 properties sold or transferred during 2010 and the nine months ended September 30, 2011 reduced expenses by $31 million and $84 million, respectively. Partially offsetting these decreases were $11 million and $21 million of increased expense at recently opened or acquired hotels for the three and nine months ended September 30, 2011, respectively. Comparable owned and leased hotels expense increased by $13 million and $40 million in the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, largely attributable to higher compensation and related costs. Additionally, expenses recognized with respect to our employee benefit programs funded through rabbi trusts decreased $9 million and $5 million in the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010. These expenses are fully offset by corresponding net gains (losses) and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.
Depreciation and amortization expense.    Depreciation and amortization expense increased by $7 million and $14 million in the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010. This increase was primarily driven by increased depreciation at comparable owned and leased hotels, as new assets are being placed in service at hotels under renovation. Depreciation expense for noncomparable hotels increased by $1 million in the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Depreciation expense for noncomparable hotels in the nine months ended September 30, 2011 was flat compared to the nine months ended September 30, 2010 as decreases for assets sold or transferred were largely offset by an increase in depreciation for a hotel opened in 2010 and 22 properties purchased in the nine months ended 2011.
Other direct costs.    Other direct costs represent costs associated with our vacation ownership operations and our co-branded credit card. These costs increased by $5 million and $18 million in the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively. Direct costs of our vacation ownership operations increased $1 million and $10 million for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively. During the first three months of 2010, we were awarded a favorable settlement of approximately $8 million related to a construction dispute at one of our vacation ownership properties. This settlement almost entirely offset our vacation ownership costs of goods sold in the nine months ended September 30, 2010. Costs associated with our co-branded credit card increased $4 million and $8 million in the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively, as the card was launched in the third quarter of 2010.
Selling, general and administrative expenses.    Selling, general and administrative expenses decreased by $10 million, or 15% in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Selling, general and administrative costs increased by $4 million, or 2%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Included in selling, general and administrative expenses is the financial performance of the investment securities held in rabbi trusts to fund certain benefit programs. The financial performance of these investments resulted in decreases in costs of $19 million and $12 million for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively. These expenses are offset in net gains (losses) and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.
Excluding the rabbi trust amounts, selling, general and administrative costs increased $9 million, or 15%, in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The most significant driver of the increase for the three month comparative period was compensation and related expenses of $4 million, which was due to wage inflation and additional headcount to support our growth. Additionally, bad debt expense increased $1 million, sales and marketing expenses increased $1 million and other miscellaneous expenses increased $3 million for the three months ended September 30, 2011 as compared to the same period last year. Excluding the rabbi trust amounts, selling, general and administrative costs increased $16 million, or 8%, in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in the nine month comparative period was primarily driven by increased compensation and related expenses of $16 million due to wage inflation and additional headcount to support our growth. This increase was partially offset by reduced bad debt expense of $6 million. The reduction in bad debt expense was driven by recoveries of $3 million combined with overall lower provisions in the current nine month period as compared to the same period last year. Additionally, during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, sales and marketing expenses increased $3 million and other miscellaneous expenses increased $3 million.
Net gains (losses) and interest income from marketable securities held to fund operating programs. Marketable securities held to fund our benefit programs funded through rabbi trusts resulted in a net loss of $17 million and $10 million in the three and nine months ended September 30, 2011, respectively, compared to the net gain of $11 million and $7 million in the three and nine months ended September 30, 2010, respectively. The decline in 2011 as compared to 2010 was due to poorer performance of the underlying securities given market performance. The gains or losses on securities held in the rabbi trusts are offset to our owned and leased hotels expense and selling, general and administrative expenses for our corporate staff and personnel supporting our business segments, having no net impact on our earnings. Of the $28 million change in the underlying securities in the three months ended September 30, 2011 over the three months ended September 30, 2010, $19 million was offset in selling, general and administrative expenses and $9 million was offset in owned and leased hotel expenses. Of the $17 million change in the underlying securities in the nine months ended September 30, 2011 over the nine months ended September 30, 2010, $12 million was offset in selling, general and administrative expenses and $5 million was offset in owned and leased hotel expenses. Marketable securities held to fund our Gold Passport program and related to our owned and leased hotels generated a net gain of $2 million and $3 million in the three and nine months ended September 30, 2011, compared to a $2 million and $5 million net gain for the three and nine months ended September 30, 2010, respectively. The gains and losses on securities held to fund our Gold Passport program and related to our owned and leased hotels are offset by corresponding changes to our owned and leased hotel revenues, thus having no net impact on our earnings.

Equity earnings (losses) from unconsolidated hospitality ventures.    Equity earnings from unconsolidated hospitality ventures were $1 million and $6 million in the three and nine months ended September 30, 2011 compared to equity losses of $4 million and $23 million for the three and nine months ended September 30, 2010, respectively. During the third quarter of 2010, we recorded an impairment charge of $6 million related to an interest in a hospitality venture. During the nine months ended September 30, 2010, impairment charges totaled $15 million and included $9 million related to an interest in a vacation ownership property. The remaining increase for the nine months ended September 30, 2011 was primarily due to $14 million of higher earnings generated by the underlying hotels and vacation ownership properties and distributions for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.
Interest expense.    Interest expense decreased $1 million in the three months ended September 30, 2011 compared to the three months ended September 30, 2010.   Interest expense increased $2 million in the the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  The issuance of the 2016 Notes and the 2021 Notes (see Note 8) resulted in a $4 million increase in interest expense for the three and nine months ended September 30, 2011, compared to the same periods in 2010, respectively. During the nine months ended September 30, 2011, we recorded a $3 million reduction in interest expense related to capitalized interest on construction projects as compared to a $9 million reduction in interest expense recorded for the nine months ended September 30, 2010. In 2010, we repaid one hotel loan and extinguished debt related to the Hyatt Regency Princeton in a deed in lieu of foreclosure transaction, which resulted in a decrease of $3 million and $6 million in interest expense during the three and nine months ended September 30, 2011 compared to the same periods in 2010, respectively.
Asset impairments.    Asset impairments were $1 million and $2 million for the three and nine months ended September 30, 2011, respectively, due to an impairment of inventory related to our vacation ownership business. Asset impairments for the three and nine months ended September 30, 2010 were $11 million and $14 million, respectively. During 2010, in connection with a planned sale of a Company owned airplane, we recognized a $10 million impairment charge based on an estimate of net realizable value. Also during 2010, we recorded $3 million for the impairment of property and equipment in our owned and leased hotel segment.
Other income (loss), net.    Other income (loss), net decreased by $67 million and $83 million in the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively. The three and nine month periods were both negatively impacted by a gain on extinguishment of debt recorded in the three months ended September 30, 2010 with no comparable gain in 2011. Additionally, the three and nine month periods ended September 30, 2011 were negatively impacted by performance in other marketable securities. Further, the three and nine month periods ended September 30, 2011 were also negatively impacted by transaction costs incurred for the LodgeWorks transaction.

The tables below provides a breakdown of other income (loss), net for the three and nine months ended September 30, 2011 and 2010:

(in millions except percentages)	Three Months Ended September 30,
	2011	2010	Better / (Worse)
Interest income	$6	$5	$1
Gains (losses) on other marketable securities	(12)	10	(22)
Foreign currency losses	—	(1)	1
Provisions on hotel loans (1)	(4)	(2)	(2)
Gain on extinguishment of debt (2)	—	35	(35)
Gain (loss) on sale of real estate (3)	—	6	(6)
Transaction costs related to LodgeWorks (4)	(4)	—	(4)
Other (5)	(1)	(1)	—
Other income (loss), net	$(15)	$52	$(67)

(1)	In the third quarter of 2011 and 2010, we recorded $4 million and $2 million, respectively, in provisions related to certain hotel developer loans based on our assessment of their collectability.

(2)
During 2010, we extinguished $45 million of mortgage debt for a majority owned property as a result of executing a deed in lieu of foreclosure transaction with the lender. The deed was transferred to the lender on September 30, 2010, and, at that time a gain on extinguishment of debt of $35 million was recorded. See Note 6 for further detail.

(3)	In the third quarter of 2010, we recorded a $6 million gain on the sale of Hyatt Regency Greenville.

(4)	Amount represents transaction costs incurred to acquire hotels and other assets from LodgeWorks. See Note 6 for further detail.

(5)	Includes gains (losses) on asset retirements for each period presented.

(in millions except percentages)	Nine Months Ended September 30,
	2011	2010	Better / (Worse)
Interest income	$17	$15	$2
Gains (losses) on other marketable securities	(19)	12	(31)
Foreign currency losses	(4)	(3)	(1)
Provisions on hotel loans (1)	(4)	(2)	(2)
Gain on extinguishment of debt (2)	—	35	(35)
Gain (loss) on sale of real estate (3)	(2)	6	(8)
Transaction costs related to LodgeWorks (4)	(4)	—	(4)
Other (5)	(5)	(1)	(4)
Other income (loss), net	$(21)	$62	$(83)

(1)	In the third quarter of 2011 and 2010, we recorded $4 million and $2 million, respectively, in provisions related to certain hotel developer loans based on our assessment of their collectability.

(2)
During 2010, we extinguished $45 million of mortgage debt for a majority owned property as a result of executing a deed in lieu of foreclosure transaction with the lender. The deed was transferred to the lender on September 30, 2010 and at that time a gain on extinguishment of debt of $35 million was recorded. See Note 6 for further detail.

(3)	In the second quarter of 2011, we incurred a $2 million loss on the sale of eight properties. In the third quarter of 2010, we recorded a $6 million gain on the sale of Hyatt Regency Greenville.

(4)	Amount represents transaction costs incurred to acquire hotels and other assets from LodgeWorks. See Note 6 for further detail.

(5)	Includes loss from a sublease agreement tentatively agreed to with a related party in 2011 and gains (losses) on asset retirements for each period presented.

(Provision) benefit for income taxes.    During the third quarter of 2011 we recorded an income tax benefit of $5 million with an effective tax rate of (63.7%). This rate differed from the U.S. statutory rate of 35% due to a change in the mix of domestic and foreign earnings as well as $4 million in discrete items recorded during the quarter. These discrete items primarily included a $3 million tax benefit resulting from a net reduction in the level of our unrecognized tax benefits and a $2 million benefit from a reduction in statutory tax rates in foreign jurisdictions.
For the nine months ended September 30, 2011, our income tax expense was negligible with an effective tax rate of (0.1%). This rate differed from the U.S. statutory rate of 35% due to a change in the mix of domestic and foreign earnings and discrete items recorded during the nine months ended September 30, 2011. These discrete items that primarily consist of the item listed above as well as a $12 million benefit related to the release of a valuation allowance against certain foreign net operating losses.
For the three months ended September 30, 2010, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to an increase of $2 million in state taxes related to a gain on the extinguishment of debt offset by earnings from foreign jurisdictions taxed at rates below the U.S. rate. For the nine months ended September 30, 2010, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to an increase of $2 million in state taxes related to a gain on the extinguishment of debt and an increase of $7 million in unrecognized tax benefits (inclusive of interest and penalties). The resulting increase in tax was largely offset by earnings from foreign jurisdictions that are taxed at lower rates and an increase in deferred tax assets of $7 million related to the release of a valuation allowance against certain foreign net operating losses.
Our effective tax rates, as reported on a quarterly basis, may experience continued volatility driven by a combination of factors similar to those experienced during the third quarter of 2011. Those factors may include changes in forecasted and reported earnings, the proportion of foreign earnings taxed at lower rates, the recognition of certain discrete items which may result from changes in statutory tax rates, audit settlements with various taxing jurisdictions, changes in tax reserves or the recognition of certain tax planning strategies which may be identified from time to time.
Discontinued operations.    During the three months ended September 30, 2010, we sold a non-Hyatt branded hotel for a gain of $1 million, net of taxes. During the nine months ended September 30, 2010, we sold a residential property for a gain of $6 million, net of taxes. We have recognized $3 million of a net loss from operations for the nine months ended September 30, 2010, which was primarily driven by impairment charges related to the non-Hyatt branded hotel. We have no continuing involvement in either property.
Segment Results
We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA, as described in Note 16. The segment results presented below are presented before intersegment eliminations.
Owned and Leased Hotels.    Revenues increased $15 million in the three months ended September 30, 2011 compared to the three months ended September 30, 2010, which included $9 million in net favorable currency impact. Revenues decreased $3 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, which included $24 million of net favorable currency impact. Comparable owned and leased hotel revenues increased $35 million and $67 million for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively. Excluding a number of North American hotels under major renovation, worldwide comparable hotel revenues increased $37 million and $93 million for the three and nine months ended September 30, 2011 compared to the same periods in the prior year, as several of our owned hotels experienced strong transient demand. Offsetting these increases were the North American properties undergoing significant renovations, which had revenue declines of $2 million and $26 million for the three and nine months ended September 30, 2011, respectively. Noncomparable owned and leased hotels revenue decreased by $20 million and $70 million during the three and nine months ended September 30, 2011 compared to the same periods in 2010, primarily driven by hotels sold or transferred during 2010 and the first nine months of 2011. During the three and nine months ended September 30, 2011, we removed zero and ten properties from the comparable owned and leased hotel results and moved them to noncomparable owned and leased hotel results, respectively. The negative impact of the sold and transferred hotels was partially offset by increased revenue for a noncomparable hotel opened in 2010 and 22 hotels purchased during the second and third quarter of 2011.

	Three Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2011	2010	Better / (Worse)	2011	2010	Change in Occ % pts	2011	2010	Better / (Worse)
Full Service	$144	$132	9.0%	76.0%	73.2%	2.8%	$189	$181	4.9%
Select Service	76	69	10.5%	82.6%	79.0%	3.6%	92	87	5.8%
Total Owned and Leased Hotels	$127	$117	9.2%	77.6%	74.6%	3.0%	$164	$156	5.0%
						Three Months Ended September 30,
(in millions except percentages)						2011	2010	Better / (Worse)
Segment Revenues						$470	$455	$15	3.3%
Segment Adjusted EBITDA						$106	$84	$22	26.2%

	Nine Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2011	2010	Better / (Worse)	2011	2010	Change in Occ % pts	2011	2010	Better / (Worse)
Full Service	$138	$131	5.0%	71.4%	70.6%	0.8%	$193	$186	3.9%
Select Service	73	66	10.2%	78.4%	75.4%	3.0%	93	87	5.9%
Total Owned and Leased Hotels	$122	$115	5.7%	73.1%	71.8%	1.3%	$167	$161	3.8%
						Nine Months Ended September 30,
(in millions except percentages)						2011	2010	Better / (Worse)
Segment Revenues						$1,386	$1,389	$(3)	(0.2)%
Segment Adjusted EBITDA						$295	$269	$26	9.7%
Adjusted EBITDA increased by $22 million and $26 million in the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, which included $2 million and $6 million in net favorable currency effects, respectively. Our owned and leased results were driven by performance at our comparable owned and leased properties, which improved $18 million and $23 million, respectively, for the three and nine months ended September 30, 2011 compared to the same periods in 2010, due to increased demand and increased average rates. Additionally, we had improvements of $4 million and $9 million in our Adjusted EBITDA at our joint venture hotels due to newly formed joint ventures and performance at existing joint venture properties in the three and nine months ended September 30, 2011, respectively. Included in the joint venture improvements are $2 million and $3 million as of the three and nine months ended September 30, 2011, respectively, related to joint ventures we entered into due to dispositions of previously wholly owned properties. Noncomparable hotels were flat for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, as increases from the new hotels were offset by the decreases for sold or transferred hotels. For the nine months ended September 30, 2011, the increase in comparable and joint venture hotels Adjusted EBITDA was partially offset by decreases at noncomparable hotels of $6 million due to the hotels sold or transferred during 2010 and the first nine months of 2011.
North American management and franchising.    North American segment revenues decreased by $3 million in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Other revenues from managed properties decreased $7 million during the period. While new hotel openings and newly converted properties increased our revenues from cost reimbursements at managed properties, this increase was more than offset by net losses related to investments held for our benefit programs funded through rabbi trusts. Management and franchise fees increased $4 million compared to the three months ended September 30, 2010, primarily due to increased base fees. North American segment revenues increased $78 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to increased revenues from managed properties of $64 million. The increase in cost reimbursements from managed properties was driven by increases in hotel payroll expense, partially due to newly converted hotels. Base management fees and franchise fees increased $8 million and $7 million, respectively. Franchise fees have increased for both the three and nine month periods primarily due to newly converted hotels and improved performance at existing hotels. Base management fee increases for both the three and nine month periods have been primarily driven by comparable hotel revenue increases and newly converted properties. Our full service hotels experienced improvements in transient room nights sold and average daily rates for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010.

Group room nights sold were down slightly in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, but we had increases in average daily rates. RevPAR at our select service hotels in the three and nine months ended September 30, 2011 increased by 9% and 10% compared to the three and nine months ended September 30, 2010, respectively, driven by a mix of average daily rates and occupancy improvement. During the three and nine months ended September 30, 2011 we removed one property and two properties from the comparable North America full service systemwide hotels, respectively. During the three and nine months ended September 30, 2011 we did not remove any properties from the comparable North America select service systemwide hotels.

	Three Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2011	2010	Better / (Worse)	2011	2010	Change in Occ % pts	2011	2010	Better / (Worse)
North American Full Service	$121	$113	7.1%	76.3%	73.7%	2.6%	$159	$153	3.5%
North American Select Service	75	69	8.8%	78.1%	74.0%	4.1%	96	93	3.1%

	Three Months Ended September 30,
(in millions except percentages)	2011	2010	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$52	$48	$4	8.3%
Other Revenues from Managed Properties	323	330	(7)	(2.1)%
Total Segment Revenues	$375	$378	$(3)	(0.8)%
Segment Adjusted EBITDA	$40	$37	$3	8.1%

	Nine Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2011	2010	Better / (Worse)	2011	2010	Change in Occ % pts	2011	2010	Better / (Worse)
North American Full Service	$118	$110	6.7%	72.7%	70.4%	2.3%	$162	$157	3.3%
North American Select Service	73	66	10.0%	75.5%	70.9%	4.6%	97	93	3.4%

	Nine Months Ended September 30,
(in millions except percentages)	2011	2010	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$159	$145	$14	9.7%
Other Revenues from Managed Properties	1,005	941	64	6.8%
Total Segment Revenues	$1,164	$1,086	$78	7.2%
Segment Adjusted EBITDA	$124	$109	$15	13.8%
Adjusted EBITDA increased by $3 million in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due primarily to increased management and franchise fees of $4 million. Adjusted EBITDA increased by $15 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to increased management and franchise fees of $14 million. Additionally, expenses under contractual performance obligations decreased $2 million due to better hotel performance for the nine months ended September 30, 2011 compared to the same period in 2010. These improvements were partially offset by increased payroll and related costs of $2 million for the nine months ended September 30, 2011 compared to the same period in 2010.
International management and franchising. International segment revenues increased by $2 million in the three months ended September 30, 2011 compared to the three months ended September 30, 2010, which was primarily driven by $2 million in net favorable currency impact. International segment revenues increased by $9 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 and included $6 million in net favorable currency impact. Management and franchise fees increased $3 million and $13 million for the three and nine months ended September 30, 2011, respectively, due primarily to a 10% increase (or 3% increase, excluding the favorable currency impact) and a 10% increase (or 4% increase, excluding the favorable currency impact) in RevPAR for our comparable systemwide international full service hotels, respectively. This RevPAR improvement was primarily the result of increased average daily rates. We continue to see strong results across most regions, particularly within Latin America and in parts of Southwest Asia. Asia Pacific was flat in the third quarter of 2011 compared to the third quarter of 2010 as strength in parts of China was offset by last year’s World Expo in Shanghai and Japan's slow recovery from the natural disaster that occurred in March 2011. Egypt and Amman also experienced difficulty due to the continuing impact of political unrest in the first quarter of 2011. Management and franchise fees increased $3 million during the three months ended September 30, 2011, of which $1 million was in base fees, $1 million was in incentive fees and $1 million was in other fees. Of the $13 million increase in fees during the nine months ended September 30, 2011, $6 million was in incentive fees, $4 million was in base fees and $3 million was in other fees. During the three and nine months ended September 30, 2011, we removed zero and four properties from the comparable international full service systemwide hotels, respectively.

	Three Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2011	2010	Better / (Worse)	2011	2010	Change in Occ % pts	2011	2010	Better / (Worse)
International Full Service	$148	$135	9.6%	65.1%	64.5%	0.6%	$227	$209	8.6%

	Three Months Ended September 30,
(in millions except percentages)	2011	2010	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$34	$31	$3	9.7%
Other Revenues from Managed Properties	16	17	(1)	(5.9)%
Total Segment Revenues	$50	$48	$2	4.2%
Segment Adjusted EBITDA	$17	$17	$—	—%

	Nine Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2011	2010	Better / (Worse)	2011	2010	Change in Occ % pts	2011	2010	Better / (Worse)
International Full Service	$149	$135	10.2%	64.6%	63.8%	0.8%	$230	$211	8.9%

	Nine Months Ended September 30,
(in millions except percentages)	2011	2010	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$110	$97	$13	13.4%
Other Revenues from Managed Properties	45	49	(4)	(8.2)%
Total Segment Revenues	$155	$146	$9	6.2%
Segment Adjusted EBITDA	$59	$49	$10	20.4%
Adjusted EBITDA was flat for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, which included $1 million of net favorable currency effects. Increased management and franchise fees were more than offset by increased expenses, primarily compensation and related expenses which increased $2 million for the three months ended September 30, 2011 compared to the same period in 2010. Adjusted EBITDA increased by $10 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, which included $2 million in net favorable currency effects. Adjusted EBITDA benefited during the nine month period ended September 30, 2011 due to a decrease in bad debt expense of $6 million, primarily due to the recovery of an amount expensed last year as uncollectible. The remaining increase in Adjusted EBITDA was driven by improved management and franchise fees of $13 million in the nine month period ended September 30, 2011 compared to the same period in 2010. Partially offsetting these improvements were increased compensation and related expenses of $7 million and increased professional fees of $1 million for the nine months ended September 30, 2011 compared to the same period in 2010.

Corporate and other.    Corporate and other includes unallocated corporate expenses, the results of our vacation ownership business and the results of our co-branded credit card launched in 2010. Revenues increased $6 million and $13 million for the three and nine month periods ended September 30, 2011 compared to the same periods in 2010, respectively. Revenues for the co-branded credit card of $3 million and $8 million for the three and nine months ended September 30, 2011, respectively, drove a portion of the increases as the program began during the third quarter of 2010. Revenues for our vacation ownership business increased $3 million and $5 million for the three and nine months ended September 30, 2011, respectively, due to increased contract sales.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions except percentages)	2011	2010	Better / (Worse)		2011	2010	Better / (Worse)
Corporate and other Revenues	$22	$16	$6	37.5%	$61	$48	$13	27.1%
Corporate and other Adjusted EBITDA	$(28)	$(27)	$(1)	(3.7)%	$(83)	$(69)	$(14)	(20.3)%
Adjusted EBITDA decreased $1 million in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increased revenues of $6 million were more than offset by a $4 million increase in direct costs related to our vacation ownership business and our co-branded credit card, as well as $2 million of increased selling and administrative costs related to our unallocated corporate expenses. The increase in selling and administrative costs was primarily due to increased corporate compensation and related benefits of $2 million. Adjusted EBITDA decreased in the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to a favorable settlement of approximately $8 million related to a construction dispute at one of our vacation ownership properties in the first quarter of 2010. The remaining decline was primarily due to increased unallocated corporate compensation and related benefits expense of $7 million, increased direct costs of our co-branded credit card of $8 million, and increased sales and marketing expenses related to our vacation ownership business of $2 million. Partially offsetting these expense increases was the $13 million in increased revenues for the nine months ended September 30, 2011 compared to the same period in 2010.
Eliminations.    Eliminations of $20 million and $18 million for the three months ended September 30, 2011 and 2010, respectively, and eliminations of $58 million and $60 million for the nine months ended September 30, 2011 and 2010, respectively, primarily represent fees charged by our management and franchising segments to our owned and leased hotels for managing their operations.
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
The following table sets forth Adjusted EBITDA by segment for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
(in millions, except percentages)	2011	2010	Better / (Worse)
Owned and leased hotels	$106	$84	$22	26.2%
North American management and franchising	40	37	3	8.1%
International management and franchising	17	17	—	—%
Corporate and other	(28)	(27)	(1)	(3.7)%
Consolidated Adjusted EBITDA	$135	$111	$24	21.6%

	Nine Months Ended September 30,
(in millions, except percentages)	2011	2010	Better / (Worse)
Owned and leased hotels	$295	$269	$26	9.7%
North American management and franchising	124	109	15	13.8%
International management and franchising	59	49	10	20.4%
Corporate and other	(83)	(69)	(14)	20.3%
Consolidated Adjusted EBITDA	$395	$358	$37	10.3%

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three and nine months ended September 30, 2011 and 2010:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Adjusted EBITDA	$135	$111	$395	$358
Equity earnings (losses) from unconsolidated hospitality ventures	1	(4)	6	(23)
Asset impairments	(1)	(11)	(2)	(14)
Other income (loss), net	(15)	52	(21)	62
Discontinued operations, net of tax	—	1	—	4
Net loss attributable to noncontrolling interests	1	—	2	1
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(22)	(18)	(59)	(50)
EBITDA	99	131	321	338
Depreciation and amortization	(75)	(68)	(218)	(204)
Interest expense	(15)	(16)	(42)	(40)
(Provision) benefit for income taxes	5	(17)	—	(34)
Net income attributable to Hyatt Hotels Corporation	$14	$30	$61	$60

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
During the third quarter of 2011, we acquired 19 hotels and other assets from LodgeWorks for a purchase price of approximately $632 million, of which approximately $611 million was paid in cash during the period, with an additional hotel acquisition closing during the fourth quarter of 2011, for a purchase price of approximately $29 million, resulting in an aggregate purchase of 20 hotels and other assets at a price of approximately $661 million (see Note 6).
During the third quarter of 2011, we issued and sold $250 million of 3.875% senior notes due August 15, 2016, at a public offering price of 99.571%, and $250 million of 5.375% senior notes due August 15, 2021, at a public offering price of 99.846% (see Note 8).
Additionally, during the third quarter of 2011, we entered into an amended and restated credit agreement with a syndicate of lenders that provides for a $1.5 billion senior unsecured revolving credit facility that matures in September 2016. This restated our existing $1.1 billion facility which was scheduled to mature in June 2012 (see Note 8).
During the nine months ended September 30, 2011, we repurchased 8,987,695 shares of our outstanding Class B common stock for approximately $396 million (see Note 13). We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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
At September 30, 2011 and December 31, 2010, we had cash and cash equivalents of $0.7 billion and $1.1 billion, respectively. Additionally, we had short-term investments in certificates of deposit and other marketable securities of $506 million and $524 million as of September 30, 2011 and December 31, 2010, respectively.

(in millions)	Nine Months Ended September 30,
	2011	2010
Cash provided by (used in):
Operating activities	$338	$300
Investing activities	(805)	(616)
Financing activities	56	(8)
Cash provided by discontinued operations	—	5
Effects of changes in exchange rate on cash and cash equivalents	(9)	(2)
Net change in cash and cash equivalents	$(420)	$(321)
Cash Flows from Operating Activities
Cash flows provided by operating activities totaled $338 million in the nine months ended September 30, 2011, compared to $300 million in the same period last year. Cash flow from operations increased in the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010, as 2011 was positively impacted by a reduction in cash paid for income taxes of $9 million, a decrease in cash paid for interest of $5 million and an increase in tax refunds received of $3 million, while 2010 was negatively impacted by the Company’s funding of its deferred compensation plans of $20 million. These increases were partially offset by a favorable cash settlement of $8 million received in 2010 for a timeshare construction project and $4 million in cash paid for transaction costs related to the LodgeWorks transaction in the third quarter of 2011. The remaining increase in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was due to cash generated by operating performance across all our segments.
Cash Flows from Investing Activities
Cash flows used in investing activities totaled $805 million in the nine months ended September 30, 2011 compared to $616 million in the same period last year. During the third quarter of 2011, we acquired 19 properties and other assets from LodgeWorks, with an additional hotel acquisition closing during the fourth quarter, for a total purchase price of approximately $632 million, of which approximately $611 million was paid during the quarter. During the nine months ended September 30, 2011, we acquired three properties in California for a total purchase price of approximately $77 million. In the nine months ended September 30, 2011, we invested a total of $41 million in marketable securities, short-term investments and unconsolidated hospitality ventures. During the nine months ended September 30, 2011, we entered into an agreement with a third party to sell eight properties for a combined sales price of $110 million ($90 million, net of $20 million contributed to a new joint venture) and we also sold a Company owned airplane for $18 million, net of closing costs. During the nine months ended September 30, 2010 we invested $571 million in marketable securities, short-term investments, unconsolidated hospitality ventures and equity securities. During the nine months ended September 30, 2010, we sold the Hyatt Regency Boston property for $113 million, net of cash retained, and we sold the Hyatt Regency Greenville for $15 million in net proceeds.
Cash Flows from Financing Activities
Cash flows provided by financing activities totaled $56 million in the nine months ended September 30, 2011, compared to cash flows used in financing activities of $8 million during the nine months ended September 30, 2010. In August 2011, we issued $500 million of senior notes, which resulted in $494 million in net proceeds, after deducting underwriters' discounts and offering expenses payable by the Company of approximately $4 million. During the nine months ended September 30, 2011, we repurchased 8,987,695 shares of Class B common stock for approximately $396 million. Additionally, during the nine months ended September 30, 2011, we received $25 million from a loan that we assigned to a newly formed joint venture formed for the purpose of owning and operating the Hyatt Regency Minneapolis. The loan was obtained during the first quarter of 2011 and the proceeds from the loan were retained by the Company. During the nine months ended September 30, 2011 and 2010, we had $54 million and $6 million in debt repayments, respectively. During the nine months ended September 30, 2011 and 2010 we had no drawings on our revolving credit facility.
The following is a summary of our debt to capital ratios:

(in millions, except percentages)	September 30, 2011	December 31, 2010
Consolidated debt (1)	$1,225	$771
Stockholders’ equity	4,776	5,118
Total capital	6,001	5,889
Total debt to total capital	20.4%	13.1%
Consolidated debt (1)	1,225	771
Less: Cash and cash equivalents and short-term investments	1,196	1,634
Net consolidated debt (cash and short-term investments)	29	(863)
Net debt to total capital	0.5%	(14.7)%

(1)
Excludes approximately $548 million and $512 million of our share of unconsolidated hospitality venture indebtedness as of September 30, 2011 and December 31, 2010, respectively, substantially all of which is non-recourse to us.

Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance, enhancements to existing properties and investment in new facilities.
During the nine months ended September 30, 2011, we had total capital expenditures of $216 million, which included $158 million for enhancements to existing properties, $49 million for maintenance and $9 million for investment in new facilities. During the comparable period in 2010, our total capital expenditures were $150 million, which included $39 million of capital expenditures related to a property in New York that opened in July 2010. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations.
Senior Notes
In August 2009 we issued $500 million aggregate principal amount of senior notes. In August 2011, we issued an additional $500 million aggregate principal amount of senior notes. The table below sets forth the principal, maturity and interest rate of the senior notes. Interest on the senior notes is payable semi-annually.

Description	Principal Amount
5.750% senior notes due 2015	$250,000,000
3.875% senior notes due 2016	$250,000,000
6.875% senior notes due 2019	$250,000,000
5.375% senior notes due 2021	$250,000,000
We are in compliance with all applicable covenants under the indenture governing our senior notes as of September 30, 2011.
Revolving Credit Facility
In September 2011, we entered into an Amended and Restated Credit Agreement with a syndicate of lenders that amended and restated our prior revolving credit facility to increase the borrowing availability under the facility from $1.1 billion to $1.5 billion and extend the facility's expiration from June 29, 2012 to September 9, 2016. The revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper back-up and permitted investments and acquisitions. The average daily borrowings under the revolving credit facility were $0 for the nine months ended September 30, 2011 and 2010. There was no outstanding balance on this credit facility at September 30, 2011 or the prior facility as of December 31, 2010.

We did, however, have $58 million and $71 million in outstanding undrawn letters of credit that are issued under our revolving credit facility (which reduces the availability thereunder by the corresponding amount) as of September 30, 2011 and December 31, 2010, respectively.
We are in compliance with all applicable covenants as of September 30, 2011.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $78 million and $79 million in letters of credit outstanding at September 30, 2011 and December 31, 2010, respectively. We had letters of credit issued directly with financial institutions of $20 million and $8 million at September 30, 2011 and December 31, 2010, respectively. These letters of credit had weighted average fees of 138 basis points at September 30, 2011. The range of maturity on these letters of credit was up to 9 months as of September 30, 2011.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At September 30, 2011, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
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
During the three months ended June 30, 2011, we entered into treasury-lock derivative instruments with $250 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the 2021 Notes (see Note 9), as changes in the benchmark interest rate would result in variability in cash flows related to such debt. These derivative instruments were designated as cash flow hedges at inception and were highly effective in offsetting fluctuations in the benchmark interest rate. Changes in the fair value relating to the effective portion of the lock were recorded in accumulated other comprehensive loss and the corresponding fair value was included in prepaids and other assets. During the three months ended September 30, 2011 we settled the treasury-lock derivative instruments. The $14 million loss on the settlement was recorded to accumulated other comprehensive loss and will be amortized over the remaining life of the 2021 Notes. For the three and nine months ended September 30, 2011, the amount of amortization was insignificant.
During the third quarter of 2011, we entered into two $25 million interest rate swap contacts. As of September 30, 2011, we held six $25 million interest rate swap contracts, each of which expires on August 15, 2015 and effectively converted a total of $150 million of the $250 million of senior notes issued on August 10, 2009 with a maturity date of August 15, 2015 to floating rate debt based on three-month LIBOR plus a fixed rate component. As of September 30, 2010, we held four of the aforementioned $25 million interest rate swap contracts. The fixed rate component of each swap varies by contract, ranging from 2.68% to 4.77% as of September 30, 2011. The fixed to floating interest rate swaps were designated as a fair value hedge as their objective is to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as fair value hedges at inception and at September 30, 2011 and December 31, 2010 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes. At September 30, 2011, the fixed to floating interest rate swaps were recorded within other assets at a value of $7 million, offset by a fair value adjustment to long-term debt of $7 million. See Note 9 to the accompanying condensed consolidated financial statements for further information on our interest rate risk.
A hypothetical 10% increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $1 million and $1 million, respectively.
Foreign Currency Exposures and Exchange Rate Instruments
We conduct business in various foreign currencies and use foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. These foreign currency exposures typically arise from intercompany loans and other intercompany transactions. The U.S. dollar equivalent of the notional amount of the forward contracts as of September 30, 2011 and December 31, 2010 was $151 million and $176 million, respectively, all of which expire within the next twelve months. We intend to offset the gains and losses related to our intercompany loans and transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect to net income attributable to Hyatt Hotels Corporation. We expect to continue this practice relating to our intercompany loans and transactions, and may also begin to manage the risks associated with other transactional and translational foreign currency volatility within our business. See Note 9 to the accompanying condensed consolidated financial statements for further information on our foreign currency exposures and exchange rate risk.

Item 4.    Controls and Procedures.
Disclosure Controls and Procedures. The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this quarterly report, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting. There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

We are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, workers' compensation and other employee claims, intellectual property claims and claims related to our management of certain hotel properties. Most occurrences involving liability, claims of negligence and employees are covered by insurance with solvent insurance carriers. For those matters not covered by insurance, which includes commercial matters, we recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A. Risk Factors.

At September 30, 2011, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and to Item 1A. to Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

On November 4, 2009, a registration statement on Form S-1 (File No. 333-161068) relating to our initial public offering of our Class A common stock was declared effective by the SEC. An aggregate of 43,700,000 shares of our Class A common stock (including 5,700,000 shares of Class A common stock subject to the underwriters' option to purchase additional shares) were registered under the registration statement, of which selling stockholders identified in the registration statement sold 38,000,000 shares and we sold 5,700,000 in connection with the underwriters' exercise of their option to purchase additional shares, at an initial public offering price of $25.00 per share.

As previously disclosed, during the fourth quarter of 2010 we used approximately $32 million of the proceeds to pay off a 10.07% fixed rate mortgage loan with a maturity of September 30, 2011. During the third quarter of 2011, we applied the remaining $95 million of proceeds to our acquisition of hotels and related assets from LodgeWorks, L.P. and its private equity partners.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    (Removed and Reserved).

Item 5.     Other Information.

None.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

4.1
Second Supplemental Indenture, dated as of August 4, 2011, between the Company and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File No. 333-176038) filed with the Securities and Exchange Commission on August 4, 2011)

4.2
Third Supplemental Indenture, dated as of August 9, 2011, between the Company and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 9, 2011)

4.3
Form of 3.875% Senior Notes due 2016 (included as part of Exhibit 4.2 above) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 9, 2011)

4.4
Form of 5.375% Senior Notes due 2021 (included as part of Exhibit 4.2 above) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 9, 2011)

10.1
Amended and Restated Asset Purchase Agreement, dated as of August 23, 2011, between LodgeWorks, L.P., Sierra Suites Franchise, L.P., the other seller parties thereto, and Hyatt Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 24, 2011)

10.2
Amended and Restated Credit Agreement, dated as of September 9, 2011, among Hyatt Hotels Corporation, as Borrower, certain subsidiaries of Hyatt, as Guarantors, various Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Book Runners, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Deutsche Bank Securities, Inc., as Co-Lead Arrangers, and JPMorgan Chase Bank, N.A., Deutsche Bank Securities, Inc. and Suntrust Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 9, 2011)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Hyatt Hotels Corporation

Date:	November 2, 2011	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial and accounting officer of the registrant.

Date:	November 2, 2011	By:	/s/ Harmit J. Singh
Harmit J. Singh
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)