Form 10-K
period 2011-12-31
Hyatt Hotels Corp
filed 2012-02-16
CIK 1468174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2011, the aggregate market value of the registrant’s Class A common stock, $0.01 par value, held by non-affiliates of the registrant was approximately $1,809.9 million (based upon the closing sale price of the Class A common stock on that date on The New York Stock Exchange). The market value of the registrant’s Class B common stock is not included in the above value as there is no active market for such stock.

As of January 31, 2012, there were 45,567,303 shares of the registrant’s Class A common stock, $0.01 par value, outstanding and 119,614,584 shares of the registrant’s Class B common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be held on June 13, 2012.

HYATT HOTELS CORPORATION

FISCAL YEAR ENDED DECEMBER 31, 2011

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

•	general economic uncertainty in key global markets;

•	the rate and the pace of economic recovery following economic downturns;

•	levels of spending in business and leisure segments as well as consumer confidence;

•	declines in occupancy and average daily rate;

•	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;

•	travel-related accidents;

•	natural or man-made disasters such as earthquakes, tsunamis, tornados, hurricanes, floods, oil spills and nuclear incidents;

•	the seasonal and cyclical nature of the real estate and hospitality businesses;

•	changes in distribution arrangements, such as through internet travel intermediaries;

•	changes in the tastes and preferences of our customers;

•	relationships with associates and labor unions and changes in labor laws;

•	financial condition of, and our relationships with, third-party property owners, franchisees and hospitality venture partners;

•	risks associated with potential acquisitions and dispositions;

•	changes in federal, state, local or foreign tax law;

•	increases in interest rates and operating costs;

•	foreign exchange rate fluctuations or currency restructurings;

•	lack of acceptance of new brands or innovation;

•	general volatility of the capital markets and our ability to access the capital markets;

•	changes in the competitive environment in our industry and the markets where we operate;

•	outcomes of legal proceedings; and

•	violations of regulations or laws related to our franchising business.

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

As used in this annual report, the term “properties” refers to hotels that we manage, franchise, own or lease and our residential and vacation ownership units that we develop, sell and/or manage. “Hyatt-branded” refers to properties operated under our brands, including Park Hyatt, Andaz, Hyatt, Grand Hyatt, Hyatt Regency, Hyatt Place and Hyatt House. A change of brand identity from Hyatt Summerfield Suites to Hyatt House is underway at this time. Residential ownership units refers to residential units that we manage, provide services to or license our trademarks with respect to (such as serviced apartments and Hyatt-branded residential units), some of which we own, that are part of mixed-use projects, which are often adjacent to a Hyatt-branded full service hotel. Vacation ownership units refers to the fractional and timeshare units that we develop, sell or manage that are part of the Hyatt Residence Club, which is changing its name from Hyatt Vacation Club. Hospitality ventures refer to entities in which we own less than a 100% equity interest.

As used in this annual report, the term “associates” refers to the more than 90,000 individuals working at our corporate and regional offices and our managed, franchised and owned properties. We directly employ approximately 50,000 of these 90,000 associates. The remaining associates are employed by third-party owners and franchisees of our hotels.

Hyatt®, Park Hyatt®, Andaz®, Grand Hyatt®, Hyatt Regency®, Hyatt Place®, Hyatt House™, Hyatt Summerfield Suites®, Hyatt Residence Club™, Hyatt Vacation Club®, Hyatt Gold Passport®, Hyatt Resorts™ and related trademarks, logos, trade names and service marks appearing in this annual report are the property of Hyatt Corporation, a wholly owned subsidiary of Hyatt Hotels Corporation. All other trademarks, trade names or service marks appearing in this annual report are the property of their respective owners.

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

Prior to June 30, 2004, Hyatt Corporation, which primarily consisted of the North American hotel management and franchise companies, was owned by HG, Inc. (“HG”). H Group Holding, Inc. (“H Group”), which is owned by Pritzker family business interests, owns HG. In addition to owning Hyatt Corporation, HG owned various other North American hospitality related businesses (primarily consisting of hotel properties and the vacation ownership business) and on June 30, 2004 contributed these hospitality related businesses to Hyatt Corporation. Following such contribution, the stock of Hyatt Corporation was distributed to the Pritzker family business interests that owned H Group. We refer to this transaction as the “June 2004 Transaction.”

Following the June 2004 Transaction, substantially all of the hospitality assets owned by Pritzker family business interests, including Hyatt Corporation and Hyatt International Corporation, were consolidated under a single entity. On August 4, 2004, Global Hyatt, Inc. was incorporated in Delaware and subsequently changed its name to Global Hyatt Corporation. On December 31, 2004, pursuant to a Master Contribution Agreement, the stock of Hyatt Corporation and the stock of AIC Holding Co. (“AIC”), the owner of Hyatt International Corporation and other international hospitality related assets and operations, as well as hospitality related assets and operations held by certain other entities owned by Pritzker family business interests, were contributed to Global Hyatt Corporation by their respective owners in exchange for shares of Global Hyatt Corporation common stock. As a result of this transaction, Hyatt Corporation, AIC and Hyatt International Corporation became wholly-owned subsidiaries of Global Hyatt Corporation. The contribution was reflected as a transaction between entities under common control as of January 1, 2004. On June 30, 2009, Global Hyatt Corporation changed its name to Hyatt Hotels Corporation.

On November 10, 2009, we completed an initial public offering of 43,700,000 shares of our Class A common stock, of which selling stockholders sold 38,000,000 shares and we sold 5,700,000 shares in connection with the underwriters’ exercise of their option to purchase additional shares. In connection with the offering, our Class A common stock began trading publicly on the New York Stock Exchange under the symbol “H” on November 5, 2009.

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

We manage, franchise, own and develop Hyatt-branded hotels, resorts and residential and vacation ownership properties around the world. As of December 31, 2011, our worldwide portfolio consisted of 483 properties (132,727 rooms and units). See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” for a categorized breakdown of our portfolio.

Our full service hotels and resorts operate under five established brands, Park Hyatt, Andaz, Hyatt, Grand Hyatt and Hyatt Regency. Our two select service brands are Hyatt Place and Hyatt House, an extended stay brand (the change of brand identity from Hyatt Summerfield Suites to Hyatt House is underway at this time). We develop, sell or manage vacation ownership properties in select locations as part of the Hyatt Residence Club (which is changing its name from Hyatt Vacation Club). We also manage, provide services to or license our trademarks with respect to residential ownership units that are often adjacent to a Hyatt-branded full service hotel. We consult with third parties in the design and development of such mixed-use projects based on our expertise as a manager and owner of vacation ownership properties, residential properties and hotels.

Our associates, to whom we refer as members of the Hyatt family, are more than 90,000 individuals working at our corporate and regional offices and our managed, franchised and owned properties in 45 countries around the world. Substantially all of our hotel general managers are trained professionals in the hospitality industry with extensive hospitality experience in their local markets and host countries. The general managers of our managed properties are empowered to manage their properties on an independent basis based on their market knowledge, management experience and understanding of our brands. Our associates and hotel general managers are supported by our divisional management teams located in cities around the world and our executive management team, headquartered in Chicago.

We primarily derive our revenues from hotel operations, management and franchise fees, other revenues from managed properties and sales of vacation ownership properties. For the years ended December 31, 2011 and 2010, revenues totaled $3.7 billion and $3.5 billion, respectively, net income attributable to Hyatt Hotels Corporation totaled $113 million and $66 million, respectively, and Adjusted EBITDA totaled $538 million and $476 million, respectively. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics Evaluated by Management—Adjusted EBITDA” for our definition of Adjusted EBITDA, why we present it, and for a reconciliation of our consolidated Adjusted EBITDA to net income (loss) attributable to Hyatt Hotels Corporation for the periods presented. For the years ended December 31, 2011 and 2010, 78.7% and 79.4% of our revenues, respectively, were derived from operations in the United States. As of December 31, 2011, 78.8% of our long-lived assets were located in the United States. As of December 31, 2011, we had total debt of $1.2 billion, cash and cash equivalents of $534 million and short-term investments of $588 million. As of December 31, 2011, we had available borrowing capacity of $1.4 billion under our revolving credit facility. These sources provide us with significant liquidity and resources for future growth.

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

Our mission, goal and values are interdependent, and we refer to this interdependence as the “Hyatt value chain.” The Hyatt value chain begins with our associates. We believe that our efforts to engage our associates in planning for how we can better serve our fellow associates, guests and owners contributes to their commitment to genuine service, which is the first step to achieving high levels of guest satisfaction. In our view, motivating our associates to become personally involved in serving and demonstrating loyalty to our guests is central to fulfilling our mission. We rely upon the management teams at each of our managed properties to lead by example and we provide them with the appropriate autonomy to make operational decisions in the best interest of the hotel and brand. We believe the managers of our franchised properties are experienced operators with high standards and have demonstrated commitment to our values and our approach to guest service that is designed to enhance guest satisfaction. High levels of guest satisfaction lead to increased guest preference for our brands, which we believe results in a strengthened revenue base over the long term. We also believe that engaged associates will enhance efficient operation of our properties, resulting in improved financial results for our property owners. Sustained adherence to these principles is a basis for our brand reputation and is one of the principal factors behind the decisions by our diverse group of hotel owners and developers to invest in Hyatt-branded properties around the world. We work with existing and prospective hotel owners and developers to increase our presence around the world, which we expect will lead to new channels for professional growth for our associates, guest satisfaction and brand preference.

Our Competitive Strengths

We have significant competitive strengths that support our goal of being the most preferred brand for our associates, guests and owners.

•

World Class Brands.    We believe that our widely recognized, industry leading brands provide us with a competitive advantage in attracting and driving preference for our associates, guests and owners. We have consistently received top rankings, awards and accolades for service and guest experience from independent publications and surveys, including Condé Nast Traveler, Travel and Leisure, Mobil and AAA (with whom more than 60 of our hotels hold four diamond status). Our brand recognition and strength is key to our ability to drive preference for our brands among our associates, guests and owners.

•

Global Platform with Compelling Growth Potential.    Our existing global presence is widely distributed and we operate in 19 of the 25 most populous urban centers around the globe. We believe that our existing hotels provide us with a strong platform from which to selectively pursue new growth opportunities in markets where we are under-represented. Our dedicated global development executives in offices around the world apply their experience, judgment and knowledge to ensure that new Hyatt branded hotels enhance preference for our brands. An important aspect of our compelling growth potential is our strong brand presence in higher growth markets such as India, China, Russia, the Middle East and Brazil. The combination of our existing presence and brands, experienced development team, established third-party relationships and significant access to capital provides us with a strong foundation for future growth and long-term value creation.

•

Deep Culture and Experienced Management Teams.    Hyatt has a strong culture rooted in values that have supported our past success and form the foundation for our future. The members of the Hyatt family are united by shared values, a common mission and a common goal. The associates at our properties are led by an experienced group of general managers. For example, the general managers at our full service owned and managed hotels have an average tenure of more than 21 years at Hyatt. Regional and divisional management teams located around the world support our hotel general managers by providing corporate resources, mentorship and coaching, owner support and other assistance necessary to help them achieve their goals. Senior operating management has an average of 30 years of experience in the industry. Our experienced executive management team sets overall policies for our company, supports our regional and divisional teams and our associates around the world, provides strategic direction and leads our global growth initiatives.

•

Strong Capital Base and Disciplined Financial Approach.    Our approach is to maintain appropriate levels of financial leverage and liquidity through industry cycles and economic downturns. As of December 31, 2011, we had cash and cash equivalents and short-term investments of $1.1 billion and available borrowing capacity of $1.4 billion. We believe that as a result of our balance sheet strength, we are uniquely positioned to take advantage of strategic opportunities to develop or acquire properties and brands. We adhere to a formal investment process in evaluating such opportunities with input from various groups within our global organization.

•

Diverse Exposure to Hotel Management, Franchising, Ownership and Development.    We believe that our experience as a multi-brand manager, franchisor, owner and developer of hotels makes us one of the best positioned hospitality companies in the world. Our mix of managed, franchised and owned hotels provides a broad and diverse base of revenues, profits and cash flows and gives us flexibility to evaluate growth opportunities across these three lines of business.

•

High Quality Owned Hotels Located in Desirable Markets.    As of December 31, 2011, we own and operate a high quality portfolio of 104 owned properties and 34 managed or franchised properties that are owned or leased by unconsolidated hospitality ventures, consisting of luxury and upper-upscale full service and select service hotels in key markets. Our owned full service hotels are located primarily in key markets, including major business centers and leisure destinations with strong growth potential, such as Chicago, London, New York, Paris, San Francisco, Seoul and Zurich. Our hospitality ventures include 50% ownership interests in properties in Mumbai and São Paulo. A number of our owned hotels and hospitality venture properties are unique assets with high name recognition and a strong position in their local markets. The acquisition of 20 owned hotels from LodgeWorks, L.P. and its private equity partners (collectively, “LodgeWorks”) in 2011 further expanded Hyatt full service and select service brands into new markets in the United States. As a significant owner of hotel assets, we believe we are well-positioned for a strengthening of demand as we expect earnings growth from owned properties to outpace growth in revenues at those properties due to the relatively high fixed cost structure of operating hotels. This benefit can be achieved through increased earnings from our owned assets and through value realized from selected asset sales.

•

A Track Record of Innovation.    Successful innovation has been a hallmark of Hyatt since its founding. More than forty years ago, we opened the Hyatt Regency Atlanta, which was the first ever large-scale atrium lobby hotel. This was both an architectural icon as well as a highly functional hotel property that provided us an entry into the large-scale convention market. We have recently added a dedicated innovation function with representation at the highest level of our organization to ensure we continue to use what we know about our guests to create the best guest experience for each of our brands. We also have a long track record of creative approaches to food and beverage at our hotels throughout the world, which have led to highly profitable venues that create demand for our hotel properties, particularly in Asian markets. In addition, we successfully introduced new service models to the industry. We launched our Hyatt Place brand in 2006 and our Andaz brand in 2007, each of which features a unique internally developed service model that eliminates a number of de-personalized aspects of the hotel experience. In 2011, we launched Hyatt House, a revitalized extended stay concept that was designed based on insights gained from guests who frequently utilize hotels in the extended stay segment.

Our Business Strategy

Our goal is to be the most preferred brand in each customer segment that we serve for our associates, guests and owners. In order to achieve this goal, we apply what we know about what our customers need and want and we deliver experiences that are valuable to them. This understanding and focus informs our strategies for improving the performance of our existing hotels and expanding the presence of the Hyatt brand in markets worldwide.

•	Focus on Improvement in the Performance of Existing Hotels

A key component of our strategy is to maximize revenues and manage costs at existing hotel properties. We strive to enhance revenues by focusing on increasing our share of hotel stays by our existing guests and increasing the number of new guests we serve on a regular basis, with the ultimate goal of establishing and increasing guest loyalty to our brands. We manage costs by setting performance goals for our hotel management teams that are tied to compensation, and granting our general managers operational autonomy. We support these cost management efforts by assisting our general managers with tools and analytics provided by our regional and corporate offices and by compensating our hotel management teams based on property performance.

o

Emphasize Associate Engagement.    Our brands are defined, in large part, by the authentic hospitality that our associates deliver to our guests. We believe that while a great product is necessary for success, a service model that promotes genuine service for our guests and that is focused on their particular needs is the key to a sustainable long-term advantage. Therefore, we strive to involve our associates in deciding how we serve our guests and identifying what we can do to improve guest satisfaction. We rely on our hotel general managers to lead by example and foster associate engagement. We believe that associate engagement results in higher levels of customer satisfaction and improves the performance of our properties. To assist in this process, we aim to ensure that talented management teams are in place worldwide and reward those teams that achieve higher levels of employee engagement, guest satisfaction and hotel financial performance.

o

Increase Share of Hotel Stays.    We intend to expand Hyatt’s share of hotel stays by continuously striving to provide genuine guest service and delivering value to our guests. Our existing customer base is diverse with different needs and preferences. We aim to provide differentiated service and product offerings targeted at each customer segment within each of our brands, such as meeting planners and convention guests, leisure guests and business travelers, in order to satisfy our customers’ specific needs. To provide our customers with the level of service and authentic hospitality that our customers have come to expect, we are committed to maintaining and renovating our properties over time. Our Hyatt Gold Passport guest loyalty program is designed to attract new guests and to demonstrate our loyalty to our best guests. In the year ended December 31, 2011, new membership enrollment in our Hyatt Gold Passport program increased by 66.4% compared to new members enrolled during 2010. Gold Passport members represented 30.3% of total room nights for 2011. In the last two years, Hyatt Gold Passport has been honored with the Colloquy Award for Loyalty Innovation in Travel/Hospitality and with five awards from The Frequent Traveler Awards, including Best Hotel Elite Program (The Americas and Middle East/Asia/Oceania), and the Loyalty Leadership Award. In September 2010, we and Chase Card Services launched the Hyatt Card, a co-branded Visa® credit card. The Hyatt Card offers additional benefits to our guests by rewarding them with, among other benefits, two free nights at any Hyatt hotel and Hyatt Gold Passport points for hotel stays and other card purchases, and is another way to deepen our relationships with our guests and welcome new travelers to Hyatt hotels.

o

Enhance Operational Efficiency.    We strive to align our staffing levels and expenses with demand without compromising our commitment to providing authentic hospitality and achieving high levels of guest satisfaction. During periods of declining demand for hospitality products and services we adjust staffing, arrangements with third party service providers, vendor terms and arrangements and certain standards in order to reduce costs without significantly impacting quality. As demand improves, we remain focused on actively managing expenses. We incentivize and assist our hotel general managers as they proactively manage both the guest experience and the operating costs at their properties.

•	Expanding Our Presence in Attractive Markets

We intend to drive brand preference by expanding the presence of our brands in attractive markets worldwide. We believe that the scale of our presence around the world is small relative to the recognition of our brands and our excellent reputation for service and, therefore, we have a unique opportunity to grow. We believe that our mission, goal and values, together with the strength of our brands, the excellence of our people, our strong capital and asset base, and opportunities for expansion provide us with a platform for long-term value creation.

o

Increase Market Presence.    We focus our expansion efforts on under-penetrated markets where we already have an established presence and locations where our guests are traveling but where we do not have a presence. We intend to expand our presence by increasing the number of hotels under Hyatt brand affiliation, primarily by entering into new management and franchising agreements. We believe our intense focus on each customer group that we serve and our understanding of how we can serve them in new locations will result in good growth. We have made significant progress in expanding our presence through development of new hotels and conversion of existing hotels over the past few years. In New York City for example, we opened two Andaz properties in 2010 and we opened Hyatt 48Lex in 2011. With these three new hotels, the newly renovated Grand Hyatt New York and contract signings for additional properties in New York City, we expect to double our presence in New York City by 2014 (with each property either newly built in the last two years or freshly renovated). Expansion in emerging markets like China and India is central to our international growth strategy as penetration into new secondary cities and resort destinations provides the Company with the opportunity to drive preference for our brands. As of December 31, 2011, there were approximately 50 Hyatt hotels open or under development in China in key markets such as Beijing, Hong Kong, Macau, Shanghai and Shenzhen. Continued expansion in India during 2011 brought the total number of Hyatt hotels under development there to over 50 properties.

o

Expand our Select Service Presence.    We intend to establish and expand Hyatt Place and Hyatt House, which we believe will support our overall growth and enhance the performance of all of our brands. We intend to grow our select service presence through construction of new franchised properties by third-party developers, conversion and renovation of existing non-Hyatt properties, and, in certain cases participation in the development of properties that would be managed by us. During 2011, we announced the acquisition of three Woodfin Suites hotels in California that will be rebranded as Hyatt House hotels. Additionally, with the exception of one property that has been rebranded a Hyatt hotel, all of the Hotel Sierra properties acquired from LodgeWorks will be rebranded as Hyatt House hotels. These acquisitions have allowed us to expand our extended stay presence significantly in 2011. We have a dedicated select service development team, which as part of the LodgeWorks transaction added key associates to provide added strength to future development. We believe that the opportunity for properties that provide a select offering of services at a lower price point than full service hotel alternatives is particularly compelling in certain emerging markets, such as Brazil, India, China and the Middle East, where there is a large and growing middle class along with a meaningful number of local business travelers. We have announced new management agreements for 30 select service properties currently under development in China, Costa Rica, India, Panama and Saudi Arabia.

o

Increase Focus on Franchising.    We intend to increase our franchised hotel presence, primarily in North America, for our select service brands and our Hyatt and Hyatt Regency brands. By increasing our focus on franchising, we believe that we will gain access to capital from developers and property owners that specifically target franchising business opportunities. We have established an internal team dedicated to supporting our franchise owners and to driving the expansion of our franchised hotel presence. We plan to expand existing relationships and develop new relationships with franchisees who demonstrate an ability to provide excellent customer service and maintain our brand standards.

o

Utilize our Capital and Asset Base for Targeted Growth.    The combination of our significant liquidity and strong capital position coupled with our large, high quality asset base provides a unique platform to support our growth strategy. We intend to use our liquidity and strong capital base along with the proceeds from selected asset dispositions to redeploy capital to opportunities that will allow us to strengthen our presence in key markets worldwide. In order to maximize long-term shareholder value we intend to selectively recycle hotel properties and use the proceeds to expand our presence in markets as described above under “—Increase Market Presence” and “—Expand our Select Service Presence.” The form of our capital deployment will vary depending on the opportunity, and we will assess and balance liquidity, value and strategic importance in each instance. We also will continue to commit capital to fund the renovation of certain assets in our existing owned portfolio. While we will selectively dispose of hotel properties, we expect to maintain significant ownership of hotel properties over time given our focus and expertise as an owner. During 2011, we acquired three Woodfin Suites properties and 20 hotels and branding and management rights to an additional four hotels from LodgeWorks. In addition to these acquisitions, we continued to invest capital for development in 2011, which saw the re-opening of the Hyatt Regency New Orleans, continued funding for the redevelopment of a resort in Hawaii and an increase in our commitment in connection with the development of the Park Hyatt New York. We also sold nine properties to newly formed hospitality ventures in which we have an ownership interest. We continue to manage or franchise each of these nine properties.

o

Pursue Strategic Acquisitions and Alliances.    We expect to continue to evaluate potential acquisitions of other brands or hospitality management or franchising companies as a part of our efforts to expand our presence. These acquisitions may include hotel real estate. We expect to focus on acquisitions that complement our ability to serve our existing customer base and enhance customer preference by providing a greater selection of locations, properties and services. Furthermore, we may pursue these opportunities in alliance with existing or prospective owners of managed or franchised properties to strengthen our brand presence.

Description of Our Brands

Brand	Segment	Customer Base	December 31, 2011 % of our Total Rooms/Units	December 31, 2011 Rooms/Units		Selected Competitors	Key Locations
				North America	Int’l
	Full Service/ Luxury	Individual business and leisure travelers; small meetings	4%	1,279	4,120	Four Seasons, Ritz-Carlton, Peninsula, St. Regis, Mandarin Oriental	Buenos Aires, Dubai, Paris, Shanghai, Sydney, Washington D.C.

	Full Service/ Upper Upscale	Individual business and leisure travelers; small meetings	1%	834	574	W, Mondrian, The Standard	New York, London, Los Angeles, San Diego, Shanghai

	Full Service/ Upper Upscale	Business and leisure travelers; small meetings	4%	5,821	189	Marriott, Hilton, InterContinental, Westin, independent and boutique hotels	Abu Dhabi, New York, San Francisco, Seattle, Key West

	Full Service/ Upper Upscale	Individual business and leisure travelers; large and small meetings, social events	16%	8,201	12,900	Mandarin Oriental, Shangri-La, InterContinental, Fairmont	Beijing, Berlin, Dubai, Hong Kong, New York, Tokyo

	Full Service/ Upper Upscale	Conventions, business and leisure travelers; large and small meetings, social events; associations	52%	49,897	18,691	Marriott, Sheraton, Hilton, Renaissance, Westin	Boston, Delhi, London, Los Angeles, San Francisco

	Select Service/ Upscale	Individual business and leisure travelers; small meetings	15%	20,573	—	Courtyard by Marriott, Hilton Garden Inn	Atlanta, Dallas, Houston, Miami, Phoenix

	Select Service/ Extended Stay	Extended stay guests; individual business and leisure travelers; families; small meetings/trainings	6%	7,455	—	Residence Inn by Marriott, Homewood Suites	Austin, Boston, Dallas, Miami, San Francisco

	Vacation Ownership/ Branded Residential	Owners of vacation units, repeat Hyatt business and leisure guests	2%	963	1,230	Hilton Vacation Club, Marriott Vacation Club, Starwood Vacation Ownership	Aspen, Beaver Creek, Carmel, Dubai, Fukuoka, Key West, Mumbai

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

Andaz

Andaz is a hotel where our guests experience a vibrant yet relaxed atmosphere geared towards today’s individual business and leisure travelers. Each hotel is designed to reflect the unique cultural scene and spirit of the surrounding neighborhood. The hotels also feature a unique service model that focuses on the individual guest experience. For example, each hotel allows guests to check-in to the hotel more efficiently through innovative techniques that include the use by our associates of a hand-held device for check-in. In addition, a laptop is available in the lobby area, known as the Andaz Lounge, that allows guests to check themselves into the hotel. During the check-in process and throughout a guest’s stay, complimentary beverages remain available in the Lounge. We have also simplified pricing for our guests as the room rate includes internet access, local phone calls and non-alcoholic beverages and snacks in the room.

Hyatt

Hyatt hotels are smaller-sized properties conveniently located in proximity to diverse business and leisure areas. With hotels typically ranging from 150 to 350 rooms, Hyatt hotels offer guests the opportunity to experience our hospitality in a vibrant environment. Customers include individual business and leisure travelers, and Hyatt hotels can accommodate smaller scale business meetings and social gatherings.

Grand Hyatt

Grand Hyatt features large-scale, distinctive hotels in major gateway cities and resort destinations. With presence around the world and critical mass in Asia, Grand Hyatt hotels provide sophisticated global business and leisure travelers with upscale accommodations. Signature elements of Grand Hyatt include dramatic architecture, innovative dining options, state of the art technology, spa and fitness centers, and comprehensive business and meeting facilities appropriate for corporate meetings and social gatherings of all sizes.

Hyatt Regency

Hyatt Regency offers a full range of services and facilities tailored to serve the needs of meeting planners, business travelers and leisure guests. Properties generally range in size from 180 to over 2,000 rooms and are conveniently located in urban, suburban, airport, convention and resort destinations around the world. Hyatt Regency convention hotels feature spacious meeting and conference facilities designed to provide a productive environment. Hyatt Regency hotels in resort locations cater to couples seeking a getaway, families enjoying a vacation together and corporate groups seeking a functional and relaxed atmosphere in which to conduct business and meetings.

Hyatt Place

Hyatt Place is designed for the busy lifestyle of today’s multi-tasking business traveler and features a selected range of services aimed at providing casual hospitality in a well-designed, high-tech and contemporary environment. Properties typically comprise 125 to 200 rooms and are located in urban, airport and suburban areas. Signature features of Hyatt Place include The Gallery, which offers a coffee and wine bar, a 24 hours per day, seven days per week guest kitchen with freshly prepared snacks and entrees, and daily complimentary continental breakfast. Hyatt Place guests are business travelers as well as families. Hyatt Place properties are also well suited to serve small corporate meetings.

Hyatt House

Hyatt House (which is in the process of changing its brand identity from Hyatt Summerfield Suites and Hotel Sierra) is an extended-stay, residential-style hotel that aims to provide individual and family travelers with the feel of a modern condominium. The all-suite properties, with 125 to 200 rooms, offer comforts of home such as separate living and sleeping areas, fully equipped kitchens, flat panel HDTVs and free high-speed internet access. The comfortable public space features inviting places such as an indoor or outdoor pool, backyard fire pit and outdoor social area, fitness center, business center, 24 hour guest market and outdoor seating. A full hot breakfast every morning and, at most properties, an evening social on weekday evenings are complimentary to guests. Hyatt House locations are typically urban, airport and suburban markets and the hotels can accommodate small corporate meetings and corporate clients seeking to place their employees on extended assignment.

Hyatt Residence Club

Hyatt Residence Club, which is changing its name from Hyatt Vacation Club, provides members with vacation ownership opportunities in regionally inspired and designed residential-style properties with the quality of the Hyatt brand. Members pre-purchase time at a Hyatt Residence Club property and have the flexibility of usage, exchange and rental. Hyatt Residence Club members can choose to occupy their vacation home, to exchange time among 15 Hyatt Residence Club locations, to trade their time for Hyatt Gold Passport points or to travel within the Hyatt system. Alternatively, members can exchange their time for time at properties participating within Interval International’s program, a third-party company with over 2,600 resorts in its exchange network worldwide.

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

Our Commitment to Corporate Responsibility

Hyatt’s global corporate responsibility platform, Hyatt Thrive, is designed to help make our communities places where our associates are proud to work, our guests want to visit, our neighbors want to live and hotel owners want to invest. It reflects our belief that no one better understands a community’s most pressing issues—and their solutions—than those who live and work there. Harnessing the power of our more than 90,000 associates at over 480 properties around the world, Hyatt Thrive brings together teams of passionate people to focus on positive local efforts that create a significant global impact.

Hyatt Thrive focuses on four key pillars that we believe are essential to a thriving community:

•	Environmental Sustainability;

•	Economic Development & Investment;

•	Education & Personal Advancement; and

•	Health & Wellness.

We achieve our goals through two programs, Hyatt Earth and Hyatt Community. Hyatt Earth drives environmental stewardship across our hotels, while Hyatt Community strengthens our community impact through volunteerism, philanthropy and disaster relief.

Management Agreements

We manage hotels and residential properties worldwide pursuant to management agreements.

Fees

Our management agreements typically provide for a two-tiered fee structure that compensates us both for the volume of business we generate for the property as well as for the profitability of hotel operations. In these two-tier fee structures, our base compensation is a base fee that is usually an agreed upon percentage of gross revenues from hotel operations. In addition, we are incentivized to improve hotel profitability through an incentive fee that is typically calculated as a percentage of a hotel profitability measure, such as gross operating profit, adjusted profit or the amount by which gross operating profit or adjusted profit exceeds a specified threshold. Outside of the United States our fees are often more dependent on hotel profitability measures either through a single management fee structure where the entire fee is based on a profitability measure, or because our two-tier fee structure is more heavily weighted toward the incentive fee than the base fee.

Terms and Renewals

The average remaining term of our management agreements with third party owners and unconsolidated hospitality ventures for full service hotels (other than those in development) is approximately 12 years, assuming no renewal options are exercised by either party. The average remaining term of our management agreements with third-party owners and unconsolidated hospitality ventures for select service hotels (other than those in development) is approximately 19 years, assuming no renewal options are exercised by either party.

Certain of our management agreements allow for extensions of the contract term by mutual agreement, or at the discretion of one of the parties. Including exercise of extension options that are in Hyatt’s sole discretion and assuming in certain cases that financial performance tests have been met, the average remaining term of our management agreements is approximately 20 years for our full service hotels located in the United States, Canada and the Caribbean, approximately 17 years for our full service hotels located throughout the rest of the world, and approximately 43 years for our select service hotels. Twenty-two select service hotels are governed under the same management agreement, which has a remaining initial term of approximately 19 years. Hyatt may elect to extend the term of this agreement for two additional fifteen-year terms.

Some of our management agreements grant early termination rights to owners of the hotels we manage upon the occurrence of a stated event, such as the sale of the hotel or our failure to meet a specified performance test. Generally, termination rights under performance tests are based upon the property’s individual performance or its performance when compared to a specified set of competitive hotels branded by other hotel operators, or both. These termination rights are usually triggered if we do not meet the performance tests over multiple years. We generally have the option to cure performance failures by paying an amount equal to the shortfall, but in some cases our cure rights may be limited and the result of our failure to meet a performance test may be the termination of our management agreement.

Many of our management agreements are subordinated to mortgages or other secured indebtedness of the owners. In North America, most lenders have agreed to recognize our right to continue to manage the hotels under the terms set forth in the management agreements if the lenders take possession of the hotel property through foreclosure or similar means.

Franchise Agreements

Pursuant to franchise agreements in the United States, we grant our franchisees the limited right to use our name, marks and system in the operation of franchised Hyatt, Hyatt Regency, Hyatt Place and Hyatt House (f/k/a Hyatt Summerfield Suites) hotels. We do not participate in the management of our franchised hotels; however, franchisees are required to operate franchised hotels consistent with our brand standards. We approve the plans for, and the location of, franchised hotels and review the operation of these hotels to ensure that our standards are maintained. We provide support with respect to certain aspects of hotel operations for the benefit of our franchise owners and operators through our Franchise and Owner Relations Group.

Fees

In general, our franchisees pay us an initial application fee and ongoing royalty fees, the amount of which depends on whether the franchised property is a select or full service hotel. We franchise full service hotels under the Hyatt and Hyatt Regency brands. We franchise select service hotels under our Hyatt Place and Hyatt House (f/k/a Hyatt Summerfield Suites) brands. Application fees are typically $60,000 for our Hyatt Place hotels, $50,000 for our Hyatt House (f/k/a Hyatt Summerfield Suites) hotels and the greater of $100,000 or $300 per guest room for our full service hotels. Select service franchisees pay continuing royalty fees calculated as a percentage of gross room revenues which typically are 3% in the first year of operations, 4% in the second year and 5% through the remainder of the term. Our full service franchisees typically pay us royalty fees calculated as 6% of gross room revenues and 3% of gross food and beverage revenues, although in some circumstances we have negotiated other fee arrangements.

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

Our worldwide customers consist of: major corporations; national, state and regional associations; specialty market accounts (social, government, military, educational, religious and fraternal); travel organizations; and a broad and diverse group of individual consumers. Our worldwide sales force targets multiple brands to key customer accounts within these groups. No one customer is material to our business. Our global team consists of over 90 associates focused on group business, business and leisure traveler accounts and travel agencies. We also deploy approximately 20 associates to target the acquisition of new business with the goal of establishing new worldwide accounts.

We have worldwide sales offices around the globe, including in New York, Chicago, Los Angeles, Washington D.C., London, Moscow, Hong Kong, Mainz, Mumbai, Dubai, Shanghai, Beijing, Tokyo, Mexico City, Cairo, Singapore, Saudi Arabia and Melbourne.

Our associates in the North American worldwide sales force and in the North American full service hotels use Envision, our proprietary sales tool, to manage the group rooms forecast, maintain an inventory of definite and tentative group rooms booked each day, streamline the process of checking guest room availability and rate quotes, and determine meeting room availability.

In conjunction with our worldwide sales force, each hotel has an in-house team of sales associates. The in-house sales associates are focused on local and regional business opportunities, as well as securing the business generated from our worldwide accounts.

Hyatt seeks to maximize revenues in each hotel through a team of revenue management professionals. The goal of revenue management is to secure the right customers, on the right date, at the right price. Business opportunities are reviewed and agreed upon by the hotel’s management team.

Marketing

Our marketing strategy is designed to maintain and build brand value and awareness while meeting the specific business needs of hotel operations. Building and differentiating each of our brands is critical to increasing Hyatt’s brand preference. We are focused on targeting the distinct guest segments that each of our brands serves and supporting the needs of the hotels by thorough analysis and application of data and analytics. Hyatt Gold Passport and Hyatt.com are the key components of our marketing strategy. Hyatt Gold Passport is a service and loyalty program with a focus on driving guest satisfaction, recognition and differential services for our most loyal guests. Hyatt.com is our primary online distribution channel providing customers with an efficient source of information about our hotels and an effective booking experience.

Reservations

We have a central reservation system that provides a comprehensive view of inventory, while allowing for local management of rates based on demand. Through this system, we are able to allow bookings by hotels directly, via telephone through our call centers, by travel agents, and online through Hyatt.com.

We have eight call centers that service our global guest base 24 hours per day, seven days per week and provide reservation services in 20 languages. While we continue to provide full reservations services via telephone through our call centers, we have also invested significant amounts in internet booking capabilities on Hyatt.com and through online booking partners.

In addition, some of the hotel rooms at hotels and resorts we manage or franchise are booked through internet travel intermediaries, partners, online travel service providers or the recently established RoomKey.com. We also engage third-party intermediaries who collect fees by charging our hotels and resorts a commission on room revenues, including travel agencies and meeting and event management companies.

Hyatt Gold Passport

We operate a guest loyalty program, Hyatt Gold Passport. This program generates substantial repeat guest business by rewarding frequent stays with points toward free hotel nights and other rewards.

Hyatt Gold Passport members earn points based on their spending at our properties or in connection with spending on the Hyatt Card. Hyatt Gold Passport points can be redeemed at all properties across our brands and can also be converted into airline miles with more than 30 participating airlines.

The Hyatt Gold Passport program is funded through a contribution from eligible revenues generated from Hyatt Gold Passport members. These funds are applied to reimburse hotels for room nights where guests redeem Hyatt Gold Passport points and to pay for administrative expenses and marketing initiatives to support the program.

As of December 31, 2011, the Hyatt Gold Passport program had over 12 million members, and during 2011, Hyatt Gold Passport members represented 30.3% of total room nights.

Competition

There is intense competition in all areas of the hospitality industry in which we operate. Competition exists for hotel guests, management agreements and franchise agreements and sales of vacation ownership properties and branded residential properties. Our principal competitors are other operators of full service, select service and extended stay properties, including other major hospitality chains with well-established and recognized brands. We also compete against small chains and independent and local owners and operators.

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

The universe of branded lodging operators with a global reach and depth of product and offerings similar to us is limited. We believe that our strong customer base, prominent brand recognition, strategic property locations and global development team will enable us to compete effectively. For additional information, see Part I, Item 1A, “Risk Factors-Risks Related to Our Business-Because we operate in a highly competitive industry, our revenues, profits or market share could be harmed if we are unable to compete effectively.”

Seasonality

The hospitality industry is seasonal in nature. The periods during which our lodging properties experience higher revenues vary from property to property, depending principally upon location and the customer base served. Based upon historical results, our North American properties typically generate the highest revenues in the second quarter and our international properties generally generate the highest revenues during the fourth quarter of each year. We generally expect our revenues to be lower in the first quarter of each year than in each of the three subsequent quarters.

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

Government Regulation

We are subject to numerous foreign, federal, state and local government laws and regulations, including those relating to the preparation and sale of food and beverages, building and zoning requirements, data privacy and general business license and permit requirements, in the various jurisdictions in which we manage, franchise and own hotels. Our ability to develop new hotel properties and to remodel, refurbish or add to existing properties is also dependent on obtaining permits from local authorities. We are also subject to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions, hiring and firing, non-discrimination for disabilities and other individual characteristics, work permits and benefit offerings. Federal, state and provincial laws and regulations require certain registration, disclosure statements, compliance with specific standards of conduct and other practices with respect to the franchising of hotels. Additionally, the vacation ownership properties we operate are subject to local, state and federal requirements regarding the licensing of sales agents, compliance of marketing materials and numerous other requirements regarding the sale and management of vacation ownership properties. Compliance with these various laws and regulations can affect the revenues and profits of properties managed, franchised or owned and of our vacation ownership business and could adversely affect our operations. We believe that our businesses are conducted in substantial compliance with applicable laws and regulations.

We manage and own hotels with casino gaming operations as part of or adjacent to the hotels. However, with the exception of the Hyatt Regency Aruba Resort and Casino, third parties manage and operate the casinos. We hold and maintain the casino gaming license and manage the casino located at the Hyatt Regency Aruba Resort and Casino and employ third party compliance consultants and service providers. As a result, our business operations at the Hyatt Regency Aruba Resort and Casino are subject to the licensing and regulatory control of the Departamento pa Asuntonan di Casino (D.A.C.), the regulatory agency responsible for gaming licenses and operations in Aruba. The gaming operations at the Hyatt Regency Aruba Resort and Casino have been regulated by the Nevada Gaming Commission and the Nevada State Gaming Control Board because a former provider of services at the Hyatt Regency Aruba Resort and Casino, whose agreement with us terminated in the third quarter of 2011, also operates casinos in Nevada.

Employees

As of December 31, 2011, we had approximately 50,000 employees at our corporate offices, divisional offices, owned and managed hotels and residential and vacation ownership properties. Approximately 25% of those employees were either represented by a labor union or had terms of employment that were determined under a labor agreement. Some of our more than 90,000 associates are employed by certain third-party owners and franchisees of our hotels and are not included in the 50,000 figure above because we do not directly employ them. We believe relations with our employees and associates are good.

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

Insurance

Our owned, managed and franchised hotels are insured under different insurance programs depending on participation in our insurance programs or participation in our owner or franchisee insurance programs. Hotels owned by the Company have insurance coverage that we maintain under our insurance programs for liability, property, workers compensation and other risks with respect to our business. Our liability insurance provides coverage for most claims, including terrorism, resulting from our operations, goods and services and automobiles. Our property insurance provides coverage for all risks to our properties including fire, windstorm, flood, earthquake and terrorism. Property insurance also includes business interruption coverage. Our workers compensation insurance provides coverage for employee injuries in the course and scope of employment. Hotels managed by the Company are permitted to participate in our insurance programs by mutual agreement with our hotel owners. The majority of our managed hotels participate in our insurance programs. Our management agreements require managed hotels that do not participate in our insurance programs to be insured at coverage levels generally consistent with the coverage levels under our insurance programs, including liability, property, business interruption, workers compensation and other insurance. We are typically covered under these insurance policies to the extent necessary and reasonable. Our franchise agreements require our franchisees to maintain liability, property, business interruption, workers compensation and other insurance at our franchised hotels. We are typically covered under these insurance policies to the extent necessary and reasonable. We believe our insurance policies and those maintained by others related to our managed and franchised hotels that do not participate in our insurance programs are adequate for foreseeable losses and on terms and conditions that are reasonable and customary with solvent insurance carriers.

Stockholder Agreements

The following is a summary of the provisions of the Amended and Restated Global Hyatt Agreement, the Amended and Restated Foreign Global Hyatt Agreement and the Global Hyatt Corporation 2007 Stockholders’ Agreement (the “2007 Stockholders’ Agreement”). The following descriptions of these agreements do not purport to be complete and are subject to, and qualified in their entirety by, the Amended and Restated Global Hyatt Agreement, Amended and Restated Foreign Global Hyatt Agreement and 2007 Stockholders’ Agreement, copies of which have been filed with the Securities and Exchange Commission (“SEC”) and are incorporated by reference herein. For additional information regarding these agreements, please also refer to Part I, Item 1A, “Risk Factors—Risks Related to Share Ownership and Stockholder Matters.”

On February 14, 2012, the Amended and Restated Agreement Relating to Stock previously entered into by the trustees of the U.S. situs trusts for the benefit of Mr. Thomas J. Pritzker, Ms. Penny Pritzker and Ms. Gigi Pritzker Pucker and their lineal descendants, that own, directly or indirectly, shares of our common stock, and Mr. Thomas J. Pritzker, Ms. Penny Pritzker and Ms. Gigi Pritzker Pucker and their respective adult lineal descendants, was terminated. As a result of the termination of this agreement, the trustees of such trusts and Mr. Thomas J. Pritzker, Ms. Penny Pritzker and Ms. Gigi Pritzker Pucker and their respective adult lineal descendants are no longer subject to the additional restrictions on their ability to transfer shares of our common stock held by them provided for in the Amended and Restated Agreement Relating to Stock, and remain subject to the restrictions contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement. For additional information, please refer to Part II, Item 9B, “Other Information.”

Amended and Restated Global Hyatt Agreement

The trustees of the U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker, our executive chairman, and Ms. Penny Pritzker, one of our directors, have entered into the Amended and Restated Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. Pritzker family business interests own, directly or indirectly, 94,514,138 shares, or 57.2%, of our total outstanding common stock and control approximately 76.1% of our total voting power. Specifically, such parties have agreed that until the later to occur of (i) January 1, 2015 and (ii) the date upon which more than 75% of the Company’s fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote all of their voting securities consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.

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

The Amended and Restated Global Hyatt Agreement may be amended, modified, supplemented or restated by the written agreement of Mr. Thomas J. Pritzker, Mr. Marshall E. Eisenberg and Mr. Karl J. Breyer, solely in their capacity as co-trustees of the Pritzker family U.S. situs trusts, 75% of the adult beneficiaries named below and a majority of the other adult beneficiaries party to the agreement. Each of Thomas J. Pritzker, Nicholas J. Pritzker, James N. Pritzker, John A. Pritzker, Linda Pritzker, Karen L. Pritzker, Penny Pritzker, Daniel F. Pritzker, Anthony N. Pritzker, Gigi Pritzker Pucker and Jay Robert Pritzker, and their respective lineal descendants and current spouse, if relevant, make up a “beneficiary group.”

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

Amended and Restated Foreign Global Hyatt Agreement

The trustees of the non-U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker and Ms. Penny Pritzker, have entered into the Amended and Restated Foreign Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. Pritzker family business interests own, directly or indirectly, 94,514,138 shares, or 57.2%, of our total outstanding common stock and control approximately 76.1% of our total voting power. Specifically, such parties have agreed that until the later to occur of (i) January 1, 2015 and (ii) the date upon which more than 75% of the Company’s fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of any Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote (or cause to be voted) all of the voting securities held directly or indirectly by them consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.

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

2007 Stockholders’ Agreement

In connection with the issuance and sale of 100,000 shares of our Series A Convertible Preferred Stock to GS Sunray Holdings, L.L.C. (“GSSH”) and GS Sunray Holdings Parallel, L.L.C. (“GSSHP” and collectively with GSSH, the “Goldman Sachs Funds”), affiliates of Goldman Sachs & Co., and the execution of a Subscription Agreement in August 2007, we entered into the 2007 Stockholders’ Agreement with Madrone GHC, LLC and affiliates (collectively, “Madrone”), the Goldman Sachs Funds and an additional investor that provides for certain rights and obligations of these stockholders, including the following:

Transfer Restrictions

Other than with respect to the 6,118,275 shares of common stock received by such stockholders in the May 2009 private placement transaction (which, upon the filing of our Amended and Restated Certificate of Incorporation on November 4, 2009, were reclassified into an equal number of shares of Class B common stock), these stockholders are restricted from transferring any shares of our common stock held by them, except to us, or with the prior written consent of our board of directors, their affiliates, in limited amounts over specified time periods as described below and as otherwise permitted pursuant to the terms of the agreement. Subject to the rights of first refusal and “drag along” rights described below and provided that such transfers are accomplished by way of a broad distribution sale, following the consummation of our initial public offering on November 10, 2009, each stockholder party to the 2007 Stockholders’ Agreement may transfer up to one-third of its common stock acquired under the Subscription Agreement or upon conversion of Series A Convertible Preferred Stock to unaffiliated third parties during each 365-day period beginning on the three and one-half, four and one-half and five and one-half year anniversaries of November 10, 2009, the closing date of our initial public offering. In addition, subject to the rights of first refusal and “drag along” rights described below, each of such stockholders may transfer up to one-third of its common stock acquired under the Subscription Agreement or upon conversion of Series A Convertible Preferred Stock to unaffiliated third parties (1) at any time following the end of the first calendar year during which the “existing stockholders” (as described below) owned less than 25% of our common stock at any time during such year or (2) at any time following both (a) May 13, 2011, the second anniversary of the issuance of common stock to the relevant stockholders under the Subscription Agreement or the issuance of common stock upon conversion of the Series A Convertible Preferred Stock and (b) the first date on which the applicable market value exceeds 165% of the gross price per share at which the Class A common stock was first traded in connection with our initial public offering; provided that such transfers are accomplished by way of an underwritten public offering or in an otherwise broad distribution sale. The applicable market value of the common stock exceeded 165% on December 23, 2010 and, as a result, one-third of the shares held by each of such stockholders were “early released” under the terms of the transfer restrictions and became eligible to be sold after May 13, 2011 as described above. The term “existing stockholders” is defined in the agreement to mean (i) members of the Pritzker family who are lineal descendants of Nicholas J. Pritzker, deceased, and their spouses, (ii) trusts for the benefit of such persons, and/or (iii) affiliates of any such persons listed in clauses (i) and (ii). Subject to the rights of first refusal and “drag along” rights described below, the transfer restrictions set forth in the 2007 Stockholders’ Agreement expire at 11:59 p.m. (Central time) on May 11, 2015, which is the day after the date that is the five and one-half year anniversary of November 10, 2009 (the closing date of our initial public offering).

Notwithstanding the foregoing, and subject to the rights of first refusal and “drag along” rights described below, in the event that any “initial holder” (as described below) transfers all or any portion of the shares of common stock held by such initial holder as of August 28, 2007 (other than pursuant to certain permitted transfers), each stockholder party to the 2007 Stockholders’ Agreement may transfer up to a pro rata portion of such stockholder’s common stock; provided, however, that in any 365-day period or calendar year in which such stockholder is permitted to transfer shares of common stock pursuant to the terms described in the preceding paragraph, such stockholder’s right to transfer a pro rata portion of its common stock shall apply only to the extent that the aggregate number of shares of common stock held by initial holders as of August 28, 2007 held at the commencement of such 365-day period or calendar year by initial holders and transferred by initial holders in such 365-day period or calendar year, as a percentage of the aggregate number of shares of common stock held by the initial holders as of August 28, 2007 at the commencement of such 365-day period or calendar year, exceeds the maximum percentage of such stockholder’s shares of common stock that such stockholder is permitted to sell in such 365-day period or calendar year (as described in the preceding paragraph), with the result that only such excess number of shares of common stock held by the initial holders as of August 28, 2007 and transferred by the initial holders will be taken into account in determining such stockholder’s pro rata portion eligible for transfer. The rights described in this paragraph expire at 11:59 p.m. (Central time) on May 11, 2015, which is the day after the date that is the five and one-half year anniversary of November 10, 2009 (the closing date of our initial public offering). The term “initial holder” is defined in the agreement to mean (i) any of Mr. Thomas J. Pritzker, Ms. Penny Pritzker and/or Ms. Gigi Pritzker Pucker or (ii) trusts for the benefit of these individuals and/or for the benefit of their respective spouses and/or lineal descendants.

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

Right of First Refusal

In the event that the number of shares of common stock proposed to be transferred by a stockholder party to the 2007 Stockholders’ Agreement and its affiliates together with any shares of common stock then proposed to be transferred by the other stockholders party to the 2007 Stockholders’ Agreement and their affiliates exceeds 2% of the then outstanding shares of common stock, then prior to consummating the sale of common stock to a third-party purchaser, such stockholder or stockholders shall offer to transfer the common stock to us at the applicable market value (as defined in the 2007 Stockholders’ Agreement). If we do not accept the offer within a specified period of time, such stockholder or stockholders may transfer the shares of common stock to the third-party purchaser as long as such transfer occurs within the time periods specified in the 2007 Stockholders’ Agreement and on terms and conditions no more favorable in the aggregate than those offered to us.

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

Preemptive Rights

Each stockholder party to the 2007 Stockholders’ Agreement has the right to purchase such stockholder’s pro rata share of any new shares of common stock, or any other equity securities, that we may propose to sell and issue on comparable terms by making an election within the time periods specified in the 2007 Stockholders’

Agreement, subject to certain excluded securities issuances described in the 2007 Stockholders’ Agreement, including shares issued pursuant to equity compensation plans adopted by our board of directors and the issuance of shares of our common stock in a public offering. If not all stockholders elect to purchase their full preemptive allocation of new securities, then we will notify the fully-participating stockholders and offer them the right to purchase the unsubscribed new securities.

Voting Agreement

Until the later of (1) December 31, 2013 and (2) the date that Mr. Thomas J. Pritzker is no longer our chairman, each stockholder party to the 2007 Stockholders’ Agreement has agreed to vote all of their shares of common stock consistent with the recommendations of a majority of our board of directors with respect to all matters. The stockholders party to the 2007 Stockholders’ Agreement own in the aggregate 25,112,086 shares of Class B common stock, or approximately 15.2% of the outstanding shares of our common stock and approximately 20.2% of the total voting power of our outstanding common stock.

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

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

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

The declining stage of the current business cycle began in the fourth quarter of 2008 and continued until the second quarter of 2010. Our RevPAR declines in the current business cycle were more severe than those of the last two business cycles, and have had a greater negative impact on our profitability. See “-A worsening of global economic conditions could cause our revenues and profitability to decline” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal Factors Affecting Our Results of Operations—Revenue.”

Macroeconomic and other factors beyond our control can reduce demand for hospitality products and services, including demand for rooms at properties that we manage, franchise, own and develop and for sales of vacation ownership properties. These factors include:

•	changes and volatility in general economic conditions, including the severity and duration of any downturn in the U.S., Europe or global economy and financial markets;

•

war, civil unrest (Cairo, Egypt), terrorist activities (such as the terrorist attacks in Jakarta, Indonesia and Mumbai, India) or threats and heightened travel security measures instituted in response to these events;

•	outbreaks of pandemic or contagious diseases, such as avian flu, severe acute respiratory syndrome (SARS) and H1N1 (swine) flu;

•	natural or man-made disasters, such as earthquakes, tsunamis, tornados, hurricanes, floods, oil spills and nuclear incidents;

•	changes in the desirability of particular locations or travel patterns of customers;

•	decreased corporate budgets and spending and cancellations, deferrals or renegotiations of group business (e.g., industry conventions);

•	low consumer confidence and high levels of unemployment;

•	depressed housing prices;

•	the financial condition of the airline, automotive and other transportation-related industries and its impact on travel;

•	decreased airline capacities and routes;

•	travel-related accidents;

•	oil prices and travel costs;

•	statements, actions or interventions by governmental officials related to travel and corporate travel-related activities, and the resulting negative public perception of such travel and activities;

•	domestic and international political and geo-political conditions;

•	cyclical over-building in the hotel and vacation ownership industries; and

•	organized labor activities, which could cause a diversion of business from hotels involved in labor negotiations and loss of group business.

These factors can adversely affect, and from time to time have adversely affected, individual properties, particular regions or our business as a whole. How we manage any one or more of these factors, or any crisis, could limit or reduce demand, or the rates our properties are able to charge for rooms or services or the prices at which we are able to sell our vacation ownership properties, which could adversely affect our business, results of operations and financial condition.

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

Global economic downturns have historically led to a significant decline in demand for hospitality products and services, lower occupancy levels and significantly reduced room rates, all of which has lowered our revenues and negatively affected our profitability. For example, our revenues decreased by $505 million driven by an 18.7% decline in RevPAR at comparable systemwide properties in the year ended December 31, 2009, compared to the year ended December 31, 2008. See Part II, Item 7, “Management’s Discussion and Analysis of Results of Operations—Principal Factors Affecting Our Results of Operations—Revenues.” The global economic downturn and the general uncertainty over the duration of such conditions in key global markets could continue to have a negative impact on the hospitality industry. Imminent improvements in demand for hospitality products and services in key global markets may not occur, and our future financial results and growth could be further harmed or constrained if recovery stalls or conditions worsen.

While our 2011 and 2010 results reflect an increase in RevPAR levels at comparable systemwide properties, they have not increased at the same rate at which they declined. Uncertainty regarding the rate and pace of further recovery and the impact any such recovery may have on different regions of the world makes it difficult to predict further increases in RevPAR levels. Additionally, if economic weakness were to return to any of these regions of the world, it could have an adverse impact on our revenues and negatively affect our profitability.

We are subject to the business, financial and operating risks inherent to the hospitality industry, any of which could reduce our profits and limit our opportunities for growth.

Our business is subject to a number of business, financial and operating risks inherent to the hospitality industry, including:

•	changes in taxes and governmental regulations that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;

•	the costs and administrative burdens associated with complying with applicable laws and regulations;

•	the costs or desirability of complying with local practices and customs;

•	the availability and cost of capital necessary for us and potential hotel owners to fund investments, capital expenditures and service debt obligations;

•	delays in or cancellations of planned or future development projects;

•	foreign exchange rate fluctuations or restructurings;

•	changes in operating costs, including, but not limited to, energy, food, workers’ compensation, benefits, insurance and unanticipated costs resulting from force majeure events;

•	significant increases in cost for healthcare coverage for employees and potential government regulation in respect of health coverage;

•	shortages of labor or labor disruptions;

•	shortages of desirable locations for development;

•

the financial condition of third-party property owners, franchisees, developers and hospitality venture partners, which may impact our ability to recover payments owed to us or such third parties’ ability to fund operational costs, perform under management, franchise, development and hospitality venture agreements or satisfy other contractual commitments and obligations that may impact us;

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

The segments of the hospitality industry in which we operate are subject to intense competition. Our principal competitors are other operators of full service and select service properties, including other major hospitality chains with well-established and recognized brands. We also compete against smaller hotel chains and independent and local hotel owners and operators. If we are unable to compete successfully, our revenues or profits may decline or our ability to maintain or increase our market share may be diminished.

Competition for Guests

We compete for guests based primarily on brand name recognition and reputation, location, customer satisfaction, room rates, quality of service, amenities, quality of accommodations, security and the ability to earn and redeem loyalty program points. Some of our competitors are larger than we are based on the number of properties or rooms they manage, franchise or own or based on the number of geographic locations where they operate. Some of our competitors also have significantly more members participating in their guest loyalty programs which may enable them to attract more customers and more effectively retain such guests. Our competitors may also have greater financial and marketing resources than we do, which could allow them to improve their properties and expand and improve their marketing efforts in ways that could affect our ability to compete for guests effectively. In addition, industry consolidation may exacerbate these risks.

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

We believe that our ability to compete for management and franchise agreements primarily depends on the success of the properties that we currently manage or franchise. The terms of any new management or franchise agreements that we obtain also depend on the terms that our competitors offer for those agreements. In addition, if the availability of suitable locations for new properties decreases, planning or other local regulations change or the availability or affordability of financing is limited, the supply of suitable properties for us to manage or franchise could be diminished. We may also be required to agree to limitations on the expansion of one or more of our brands in certain geographic areas in order to obtain a management or franchise agreement for a property under development. We may be prohibited from managing, franchising or owning properties in areas where opportunities exist due to these restrictions. If the properties that we manage or franchise perform less successfully than those of our competitors, if we are unable to offer terms as favorable as those offered by our competitors or if the availability of suitable properties is limited, our ability to compete effectively for new management or franchise agreements could be reduced.

Competition for Sales of Vacation Ownership Properties

We compete for sales of our vacation ownership properties based principally on location, quality of accommodations, price, financing terms, quality of service, terms of property use, opportunity to exchange into time at other vacation properties and brand name recognition and reputation. In addition to competing with other hotel and resort properties, our vacation ownership properties compete with national and independent vacation ownership club operators as well as with owners reselling their interests in these properties. Our ability to attract and retain qualified purchasers of our vacation ownership properties depends on our success in distinguishing the quality and value of our vacation ownership products and services from those offered by others. If we are unable to do so, our ability to compete effectively for sales of vacation ownership properties could be adversely affected.

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

Third-party property owners or franchisees may be unable to access capital or unwilling to spend available capital when necessary, even if required by the terms of our management or franchise agreements. If our third-party property owners or franchisees fail to make investments necessary to maintain or improve the properties we manage or franchise, our brand preference and reputation could suffer. Moreover, third party owners or franchisees may be unwilling or unable to incur the cost of complying with brand standards for new and existing brands as such brands may evolve from time to time. As a result, we may be forced to absorb such costs to ensure that brand standards come to market in a timely fashion. In addition, if third-party property owners or franchisees breach the terms of our agreements with them, we may elect to exercise our termination rights, which would eliminate our revenues from these properties and cause us to incur expenses related to terminating these relationships. These risks become more pronounced during economic downturns.

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

Generally, termination rights under performance tests are based upon the property’s individual performance, its performance when compared to a specified set of competitive hotels branded by other hotel operators, or both. Some agreements require a failure of one test, and other agreements require a failure of more than one test, before termination rights are triggered. These termination rights are usually triggered if we do not meet the performance tests over multiple years. Generally, we have the option to cure performance failures by making an agreed upon cure payment. However, our cure rights may be limited in some cases and the failure to meet the performance tests may result in the termination of our management agreement. In the past we have (1) failed performance tests, received notices of termination and elected to make cure payments and (2) failed performance tests and negotiated an alternative resolution. When any termination notice is received, we evaluate all relevant facts and circumstances at the time in deciding whether to cure.

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

Our management and franchise agreements require us and third-party property owners or franchisees to comply with operational and performance conditions that are subject to interpretation and could result in disagreements. Additionally, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties such as us, which means, among other things, that property owners may assert the right to terminate management agreements even where the agreements do not expressly provide for termination. In the event of any such termination, we may need to negotiate or enforce our right to damages that may not equal expected profitability over the term of the agreement.

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

Our proportion of owned properties, as compared to the number of properties that we manage or franchise for third-party owners, is larger than that of some of our competitors. Real estate ownership and leasing is subject to risks not applicable to managed or franchised properties, including:

•	governmental regulations relating to real estate ownership;

•	real estate, insurance, zoning, tax, environmental and eminent domain laws;

•	the ongoing need for owner funded capital improvements and expenditures to maintain or upgrade properties;

•	risks associated with mortgage debt, including the possibility of default, fluctuating interest rate levels and the availability of replacement financing;

•	fluctuations in real estate values or potential impairments in the value of our assets; and

•	the relative illiquidity of real estate compared to some other assets.

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

We hold significant amounts of goodwill, intangible assets, long-lived assets and equity method investments. On a regular basis, we evaluate our assets for impairment based on various triggers, including actual operating losses and trends of expected demand and profitability, as described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” These evaluations have, in the past, resulted in impairment charges for certain of these assets based on the specific facts and circumstances surrounding those assets. Our operating results for the years ended December 31, 2011 and 2010 included $6 million and $69 million, respectively, of total net impairment charges attributable to Hyatt Hotels Corporation, related primarily to our interests in unconsolidated hospitality ventures, vacation ownership properties and certain owned hotels. We may incur additional impairment charges, which could be material and negatively affect our results of operations and earnings.

We have a limited ability to manage third-party risks associated with our hospitality venture investments, which could reduce our revenues, increase our costs, lower our profits and increase our liabilities.

We participate in hospitality ventures with third parties. In the future, we may also buy and develop properties in hospitality ventures with the sellers of the properties, affiliates of the sellers, developers or other third parties. Our hospitality venture partners may have shared or majority control over the operations of our hospitality ventures. As a result, our investments in hospitality ventures involve risks that are different from the risks involved in investing in real estate independently. These risks include the possibility that our hospitality ventures or our partners:

•	go bankrupt or otherwise are unable to meet their capital contribution obligations;

•	have economic or business interests or goals that are or become inconsistent with our business interests or goals;

•	are in a position to take action contrary to our instructions, our requests, our policies, our objectives or applicable laws;

•	subject the property to liabilities exceeding those contemplated;

•	take actions that reduce our return on investment; or

•	take actions that harm our reputation or restrict our ability to run our business.

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

In addition, in conjunction with financing obtained for our unconsolidated hospitality ventures, we may provide standard indemnifications to lenders for loss, liability or damage occurring as a result of our actions or actions of the other hospitality venture owners.

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

We intend to consider strategic and complementary acquisitions of and investments in other businesses, properties, brands or other assets. Furthermore, we may pursue these opportunities in alliance with existing or prospective owners of managed or franchised properties. In many cases, we will be competing for these opportunities with third parties that may have substantially greater financial resources than we do. Acquisitions or investments in businesses, properties, brands or assets, as well as these alliances, are subject to risks that could affect our business, including risks related to:

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

In 2011, we acquired from LodgeWorks 20 hotels, branding and management rights to an additional four hotels and other assets. We cannot assure you that we will be able to successfully integrate the acquired assets with our existing operations or that we will actually realize any anticipated benefits from this acquisition.

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

We regularly review our business to identify properties or other assets that we believe are in markets or of a property type that may not benefit us as much as other markets or property types. One of our strategies is to selectively dispose of hotel properties and use sale proceeds to fund our growth in markets that will enhance and expand our brand presence. We cannot assure you that we will be able to consummate any such sales on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such sales. Dispositions of real estate assets are particularly difficult in the current economic environment, as financing alternatives are limited for potential buyers. The current economic environment and the credit crisis adversely affected the real estate market and caused a reduction in sales of hotel properties. Our inability to sell assets, or to sell such assets at attractive prices, could have an adverse impact on our ability to realize proceeds for reinvestment and hinder our ability to expand our business. In addition, even if we are successful in consummating sales of selected properties, such dispositions may yield returns below our investment criteria and result in losses, which could negatively affect operating results for the period in which such sales occur. Moreover, from time to time, we may market and evaluate the potential sale of non-strategic assets without committing to the consummation of such sale for various reasons, including a lack of acceptable purchasers, undesirable market conditions or other factors. Our affirmative decision not to proceed with any such sale transaction may be perceived as an inability to execute our strategy.

Timing, budgeting and other risks could delay our efforts to develop, redevelop or renovate the properties that we own, or vacation ownership developments that we undertake, or make these activities more expensive, which could reduce our profits or impair our ability to compete effectively.

We must maintain and renovate the properties that we own in order to remain competitive, maintain the value and brand standards of our properties and comply with applicable laws and regulations. We also selectively undertake ground-up construction of properties and vacation ownership developments which may span multiple phases and often take years to complete. Often these projects include joint venture partners. These efforts are subject to a number of risks, including:

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

Similarly, the timing of capital improvements can affect property performance, including occupancy and average daily rate, particularly if we need to close a significant number of rooms or other facilities, such as ballrooms, meeting spaces or restaurants. For example, we recently completed broad-scope renovation projects at five owned properties. The displacement caused by these renovations negatively impacted owned and leased segment results for the third and fourth quarter of 2010, and the first, second and third quarters of 2011. Moreover, the investments that we make may fail to improve the performance of the properties in the manner that we expect.

If we are not able to begin operating properties under development or renovation as scheduled, or if renovation investments adversely affect or fail to improve performance, our ability to compete effectively could be diminished and our revenues could be reduced.

If our third-party property owners, including our hospitality venture partners, are unable to repay or refinance loans secured by the mortgaged properties, our revenues, profits and capital resources could be reduced and our business could be harmed.

Many of the properties that our third-party property owners and our hospitality venture partners own are pledged as collateral for mortgage loans entered into when such properties were purchased or refinanced. If our third-party property owners or our hospitality venture partners are unable to repay or refinance maturing indebtedness on favorable terms or at all, the lenders could declare a default, accelerate the related debt and repossess the property. In the current economic environment, a number of property owners are experiencing financial difficulties and the properties they own are vulnerable to financial stress. Debt defaults could lead third-party property owners or our hospitality venture partners to sell the property on unfavorable terms or, in the case of secured debt, to convey the mortgaged property to the lender. For example, during the second quarter of 2010, the consolidated venture that owned the Hyatt Regency Princeton did not have sufficient cash flow to meet debt service requirements under its mortgage loan. The assets and operations of the Hyatt Regency Princeton secured this mortgage. In September 2010, the ownership interest in the Hyatt Regency Princeton was transferred to its lender through a deed in lieu of foreclosure transaction. The hotel continues to be operated as a Hyatt-branded hotel. Any similar sales or repossessions could, in certain cases, result in the termination of our management agreements or eliminate any anticipated income and cash flows from, and, if applicable, our invested capital in, such property, which could harm our business.

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

The availability of capital or the conditions under which we or our third-party owners, franchisees or development partners can obtain capital can have a significant impact on the overall level, cost and pace of future development and therefore the ability to grow our revenues. The most recent economic downturn caused credit markets to experience significant disruption severely reducing liquidity and credit availability. Such disruptions may diminish the ability and desire of existing and potential development partners to access capital necessary to develop properties. Our ability to access additional capital could also be limited by the terms of our revolving credit facility, which restricts our ability to incur debt under certain circumstances. Additionally, if one or more of the financial institutions that support our revolving credit facility fails, we may not be able to find a replacement, which would reduce the availability of funds that we can borrow under the facility.

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

In connection with the acquisition of the AmeriSuites brand in 2005, we assumed obligations under a management agreement with a third-party owner of multiple properties to make payments based on specified thresholds for those properties. As a result of the removal of rooms from inventory during renovation of the subject properties upon conversion to the Hyatt Place brand and due to the decline in demand for lodging products and services as a result of the economic downturn, we are obligated to make payments in certain circumstances under this agreement up to a maximum of $50 million (of which $29 million has been paid over the life of the agreement through December 31, 2011). These payments could lower our profits and reduce our cash flows.

If we become liable for losses related to loans we have provided or guaranteed to third parties, our profits could be reduced.

At times, we make loans for hotel development expenditures when we enter into management or franchise agreements with third parties, including hospitality ventures. In certain circumstances we may also provide senior secured financing or subordinated forms of financing (also referred to as mezzanine financing) to third-party owners. For example, in 2008, we made a $278 million loan to an unconsolidated hospitality venture in order to finance its purchase of the Hyatt Regency Waikiki Beach Resort and Spa.

We could suffer losses if third-party property owners or franchisees default on loans that we provide. In 2008 we wrote off a $61 million mezzanine loan that was fully reserved for in 2007.

To secure financing for six of our unconsolidated hospitality ventures, we have provided to third-party lenders financial guarantees related to the timely repayment of all or a portion of the associated debt. The guarantees are limited to our share of the underlying obligation. As of December 31, 2011, our maximum contingent liability was $56 million.

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

If we are unable to decrease these costs significantly or rapidly when demand for our hotels and other properties decreases, the decline in our revenues could have a particularly adverse impact on our net cash flows and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth, such as the recent economic recession. Economic downturns generally affect the results derived from owned property more significantly than those derived by managers and franchisors given the greater exposure that the owners have to the properties’ performance. During the recent economic downturn, our revenues declined at a greater rate than our costs. For example, during the year ended December 31, 2009, our consolidated revenues declined by 13.2% while our direct and selling, general and administrative expenses declined by 5.4%, compared to the same period in 2008. During the year ended December 31, 2009, the revenues of our owned and leased hotels declined by 16.7%, while corresponding owned and leased hotel expenses declined by 7.7%, compared to the same period in 2008. Where cost-cutting efforts are insufficient to offset declines in revenues, we could experience a material decline in margins and potentially negative cash flows.

If we are unable to establish and maintain key distribution arrangements for our properties, the demand for our rooms and our revenues could fall.

Some of the rooms at hotels and resorts that we manage, franchise or own are booked through third-party internet travel intermediaries and online travel service providers. We also engage third-party intermediaries, including travel agencies and meeting and event management companies, who collect fees by charging our hotels and resorts a commission on room revenues. A failure by our distributors to attract or retain their customer bases could lower demand for hotel rooms and, in turn, reduce our revenues.

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

We expect to derive most of our business from traditional channels of distribution and our website. However, consumers now use internet travel intermediaries regularly. Some of these intermediaries are attempting to increase the importance of generic quality indicators (such as “four-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservation system rather than to our brands. If the volume of sales made through internet travel intermediaries increases significantly and consumers develop stronger loyalties to these intermediaries rather than to our brands, our business and revenues could be harmed.

In addition, we have recently co-founded Hotel JV Services, LLC, which does business as RoomKey.com, a third party website offering a metasearch engine for hotel rooms that allows customers to book rooms directly with a wide variety of suppliers. We cannot assure you that this venture will either positively impact our business or effectively compete with third party internet travel intermediaries.

If we are not able to develop new initiatives, including new brands, successfully, our business and profitability could be harmed.

We often develop and launch new initiatives, including new brands or marketing programs, which can be a time-consuming and expensive process. For example, in 2007 we launched our Andaz brand, and in 2011 we began rebranding our Hyatt Summerfield Suites extended stay brand to Hyatt House. We have invested capital and resources in owned real estate, property development, brand development and brand promotion. If such initiatives are not well received by our associates, guests and owners, they may not have the intended effect. We may not be able to recover the costs incurred in developing Andaz, launching Hyatt House or other initiatives or to realize their intended or projected benefits, which could lower our profits.

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

Negotiations of collective bargaining agreements, attempts by labor organizations to organize additional groups of our associates or changes in labor laws could disrupt our operations, increase our labor costs or interfere with the ability of our management to focus on executing our business strategies.

Certain of our properties are subject to collective bargaining agreements, similar agreements or regulations enforced by governmental authorities. If relationships with our associates, other field personnel or the unions that represent them become adverse, the properties we manage, franchise or own could experience labor disruptions such as strikes, lockouts and public demonstrations. Labor disruptions, which are generally more likely when collective bargaining agreements are being renegotiated, could harm our relationship with our associates or cause us to lose guests. Further, adverse publicity in the marketplace related to union messaging could further harm our reputation and reduce customer demand for our services. Labor regulation could lead to higher wage and benefit costs, changes in work rules that raise operating expenses, legal costs, and limitations on our ability or the ability of our third-party property owners and franchisees to take cost saving measures during economic downturns. We do not have the ability to control the negotiations of collective bargaining agreements covering unionized labor employed by third-party property owners and franchisees.

We and our third-party property owners and franchisees may also become subject to additional collective bargaining agreements in the future. Potential changes in the federal regulatory scheme could make it easier for unions to organize groups of our associates. If such changes take effect, more of our associates or other field personnel could be subject to increased organizational efforts, which could potentially lead to disruptions or require more of our management’s time to address unionization issues. These or similar agreements, legislation or changes in regulations could disrupt our operations, hinder our ability to cross-train and cross-promote our associates due to prescribed work rules and job classifications, reduce our profitability, or interfere with the ability of our management to focus on executing our business strategies.

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

We currently manage, franchise or own hotels and resorts in 45 countries around the world. Our operations outside the United States represented approximately 21% of our revenues for the year ended December 31, 2011. We expect that revenues from our international operations will continue to account for an increasing portion of our total revenues.

As a result, we are subject to the risks of doing business outside the United States, including:

•	the laws, regulations and policies of foreign governments relating to investments and operations, as well as U.S. laws affecting the activities of U.S. companies abroad;

•	limitations/penalties on the repatriation of non-U.S. earnings;

•

import and export licensing requirements and regulations, as well as unforeseen changes in regulatory requirements, including imposition of tariffs or embargoes, export regulations and controls and other trade restrictions;

•	political and economic instability;

•	the difficulty of managing an organization doing business in many jurisdictions;

•	potential negative consequences from changes in taxation policies and currency exchange rate fluctuations or currency restructurings;

•	uncertainties as to local laws and enforcement of contract and intellectual property rights and occasional requirements for onerous contract clauses; and

•	rapid changes in government, economic and political policies, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation.

While these factors and the impact of these factors are difficult to predict, any one or more of them could lower our revenues, increase our costs, reduce our profits or disrupt our business.

Exchange rate fluctuations or currency restructurings could result in significant foreign currency gains and losses or lead to costs and risks related to exchange rate hedging activities.

Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates or currency restructurings that could have a negative impact on our financial results. We translate the value of foreign currency-denominated amounts into U.S. dollars, and we report our consolidated financial results of operations in U.S. dollars. Because the value of the U.S. dollar fluctuates relative to other currencies, revenues that we generate or expenses that we incur in other currencies could significantly increase or decrease our revenues or expenses as reported in U.S. dollars. Our exposure to foreign currency exchange rate fluctuations or currency restructurings will continue to grow if the relative contribution of our operations outside the United States increases.

We enter into foreign exchange agreements with financial institutions to reduce our exposure to fluctuations in currency exchange rates, referred to as hedging activities. However, these hedging activities may not eliminate foreign currency risk entirely and involve costs and risks of their own, such as ongoing management time and expertise and external costs related to executing hedging activities.

If purchasers default on the loans we provide to finance their purchases of our vacation ownership properties, the revenues and profits we derive from our vacation ownership business could be reduced.

We provide secured financing to some of the purchasers of our vacation ownership properties in respect of which we are subject to the risk of purchaser default. If a purchaser defaults under the financing we provide, we could be forced to write off the loan and reclaim ownership of the property. If the property has declined in value, we may incur impairment charges or losses as a result. In addition, we may be unable to resell the property in a timely manner or at the same price. As of December 31, 2011, we had $42 million of mortgage receivables, net of allowances associated with these activities. In addition, if a purchaser of a vacation ownership property defaults on the related loan during the early part of the amortization period, we may not have recovered the marketing, selling and general and administrative costs associated with the sale of such vacation ownership property. If we are unable to recover any of the principal amount of the loan from a defaulting purchaser, or if our allowances for losses from such defaults are inadequate, the profits we derive from our vacation ownership business could be reduced.

Private resales of our vacation ownership interests could lower the demand or prices for our vacation ownership properties, which could reduce our revenues and our profits.

We develop, sell or manage vacation ownership properties in select locations as part of the Hyatt Residence Club, which is changing its name from Hyatt Vacation Club. Private resales by owners of these vacation ownership interests in the secondary market could reduce demand or prices for new vacation ownership interests, particularly if the owners sell their interests at a significant discount. Lower demand or prices for our vacation ownership interests could reduce our revenues and our profits.

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

Franchising

Our franchising business is subject to various state laws, as well as to regulations enacted by the Federal Trade Commission (“FTC”). A number of states require franchisors to register with the state or to make extensive disclosures to potential franchisees in connection with offers and sales in those states. The FTC also regulates the manner and substance of our disclosures to prospective franchisees. In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of those agreements.

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

International Operations

Our business operations in countries outside the United States are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”) as well as trade sanctions administered by the Office of Foreign Assets Control (“OFAC”) and the Commerce Department. The FCPA is intended to prohibit bribery of foreign officials or parties and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC and the Commerce Department administer and enforce economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals.

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

If the insurance that we carry, our owners carry or our franchisees carry does not sufficiently cover damage or other potential losses or liabilities involving properties that we own, manage or franchise, our profits could be reduced.

We carry, our owners carry and our franchisees carry insurance from solvent insurance carriers that we believe is adequate for foreseeable losses and with terms and conditions that are reasonable and customary. Nevertheless, market forces beyond our control could limit the scope of the insurance coverage that we, our owners or our franchisees can obtain or restrict our ability, our owners’ ability or our franchisees’ ability to buy insurance coverage at reasonable rates. In the event of a substantial loss, the insurance coverage that we carry, our owners carry or our franchisees carry may not be sufficient to pay the full value of our financial obligations, our liabilities or the replacement cost of any lost investment or property loss. Because certain types of losses are significantly uncertain, they can be uninsurable or too expensive to insure. In some cases, these factors could result in certain losses being completely uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenues, profits, management fees or incentive income from the property, we could remain obligated for performance guarantees in favor of third-party property owners or for their debt or other financial obligations, suffer an uninsured or underinsured property loss and we may not have sufficient insurance to cover awards of damages resulting from our liabilities. If the insurance that we carry, our owners carry or our franchisees carry does not sufficiently cover damages or other losses or liabilities, our profits could be adversely affected.

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

In the normal course of our business, we are often involved in various legal proceedings. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, there could be a material adverse effect on our financial condition and results of operations. Additionally, we could become the subject of future claims by third parties, including current or former third-party property owners, guests who use our properties, our employees, our investors or regulators. Any significant adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. Further, we may incur costs related to claims for which we have appropriate third party indemnity, but such third parties fail to fulfill their contractual obligations.

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

Cyber risk and the failure to maintain the integrity of internal or customer data could result in faulty business decisions, harm to our reputation or subject us to costs, fines or lawsuits.

We are required to collect and retain large volumes of internal and customer data, including credit card numbers and other personally identifiable information and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our customers expect that we will adequately protect their personal information, and the regulations applicable to security and privacy are increasingly demanding, both in the United States and in other jurisdictions where we operate. We have developed and maintain controls to prevent, and we have a process to identify and mitigate, the theft, loss, fraudulent or unlawful use of customer, employee or company data. We also have what we believe to be adequate and collectible insurance in the event of the theft, loss, fraudulent or unlawful use of customer, employee or company data. A penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of customer, employee or company data which could harm our reputation or result in remedial and other costs, fines or lawsuits and which could be in excess of any available insurance that we have procured.

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

The Internal Revenue Service (the “IRS”) has completed its examinations of the originally filed consolidated federal income tax returns of Hyatt Hotels Corporation, Hyatt Corporation, AIC and H Group for

the taxable years ended December 31, 2003, 2004 and 2005. Based on these examinations, we could be liable for up to $32 million of additional taxes and penalties (plus accrued interest). We and our affiliates have filed protests with the IRS Appeals Office contesting these proposed tax liabilities. Our consolidated federal income tax returns for the taxable years ended December 31, 2006, 2007 and 2008 (and the amended return for the taxable year ended December 31, 2005) are currently under examination, and we are also subject to ongoing tax audits and disputes in various state, local and foreign jurisdictions. We believe we have established adequate reserves for potential tax liabilities, but the final amount of taxes assessed and paid could exceed the amount of such reserves, which could reduce our profits.

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

The terms of our revolving credit facility and the indenture governing our senior notes contain covenants that place restrictions on us and certain of our subsidiaries. The covenants under our revolving credit facility restrict, among other things, our ability to:

•	incur additional debt, due to a requirement that we satisfy a maximum leverage ratio test and a maximum secured funded debt ratio test;

•	engage in other business activities or engage in certain transactions with affiliates;

•	change our fiscal year or change our organizational documents; and

•	make certain restricted payments.

Similarly, the covenants under our revolving credit facility and the indenture governing our senior notes restrict, among other things, our ability to:

•	create any liens on certain assets to secure debt;

•	enter into certain sale and leaseback transactions; or

•	enter into mergers or consolidations, transfer all or substantially all of our assets or dissolve, liquidate or wind up our affairs.

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

Interest rates on outstanding borrowings under our revolving credit facility are either LIBOR-based or based on an alternate base rate, with margins in each case based on our credit rating or, in certain circumstances, our credit rating and leverage ratio. To the extent we borrow under the revolving credit facility, any increase in the interest rate applicable to such borrowings will reduce our cash flows available for other corporate purposes, including investments in our portfolio. Further, rising interest rates could limit our ability to refinance existing debt when it matures and increase interest costs on any debt that is refinanced. We may from time to time enter into agreements such as interest rate swaps or other interest rate hedging contracts. While these agreements may lessen the impact of rising interest rates, they also expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to dispose of assets as part of our business strategy.

Rating agency downgrades may increase our cost of capital.

The interest rate on borrowings and the facility fee under our revolving credit facility are determined by a pricing grid, which is dependent in part on our credit ratings by Standard & Poor’s Rating Group, a division of McGraw Hill, Inc. (“S&P”), and Moody’s Investors Service, Inc. (“Moody’s”). Lower ratings result in a higher cost of funds. Therefore, subject to any adjustments to the interest rate based on our leverage ratio, if these independent rating agencies were to downgrade our credit ratings or if we no longer have a credit rating from either agency, the cost of our borrowing and the amount of the facility fee under our revolving credit facility will increase as specified in the pricing grid. Additionally, any future downgrade of our credit ratings by the rating agencies could reduce or limit our access to capital and increase our cost of capital. We and a number of our competitors have had either a rating or outlook downgrade by the rating agencies as a result of the recent economic downturn and decreased demand for hospitality products and services. Given the cyclical nature of the hospitality industry and its dependence on the underlying health of the economy, we could be subject to frequent changes in our credit rating. As the economic recovery is expected to be slow in the near term, there is a continuing risk of our credit ratings being revised downward.

We have a large amount of cash and cash equivalents and short-term investments and are exposed to counterparty risk with respect to these deposits.

All of our cash that is not required to fund our daily operating activities is invested in interest bearing investments with a greater focus placed on capital preservation than on investment return. The majority of our cash balances are held on deposit with high quality financial institutions that hold long-term ratings of at least BBB or Baa from S&P or Moody’s, respectively, and in AAA-rated money market funds. As such, we are exposed to counterparty risk on our $534 million of cash and cash equivalents as of December 31, 2011. During 2010 we established an investment account for purposes of investing a portion of our cash resources. In 2010 and continuing in 2011, we began transferring cash and cash equivalent balances to the account for investment in corporate notes and bonds and U.S. treasuries and agencies. As such, we are exposed to counterparty risk on our $588 million of short-term investments as of December 31, 2011.

As a result of becoming a public company, we have incurred and will continue to incur increased costs and become subject to additional regulations and requirements, which could lower our profits or make it more difficult to run our business.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act of 2002 and related rules implemented by the SEC and the New York Stock Exchange, and the Dodd-Frank Wall Street Reform and Consumer Protection Act. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Risks Related to Share Ownership and Stockholder Matters

Our stock price is likely to be volatile, and you may not be able to resell shares of your Class A common stock at or above the price you paid.

The stock market in general, and hospitality companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the underlying businesses. Given that we are a relatively new public company, these fluctuations may be even more pronounced in the trading market for our stock. In addition, in the past few years the financial services industry experienced a period of significant disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, which led to increased volatility in securities prices and a significant level of intervention from the U.S. and other governments in securities markets. These broad market and industry factors may seriously harm the market price of our Class A common stock, regardless of our actual operating performance.

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

Our Class B common stock is entitled to ten votes per share and our Class A common stock is entitled to one vote per share. Pritzker family business interests beneficially own, in the aggregate, 94,514,138 shares, or approximately 79.0%, of our Class B common stock, representing approximately 57.2% of the outstanding shares of our common stock and approximately 76.1% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests will be able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and any other significant transaction. While the voting agreements are in effect, they may provide our board of directors with the effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. This concentrated control will limit your ability to influence corporate matters, and the interests of Pritzker family business interests may not coincide with our interests or your interests. As a result, we may take actions that you do not believe to be in our interests or your interests and that could depress our stock price. See also “—Voting agreements entered into with or among our major stockholders, including Pritzker family business interests, will result in a substantial number of our shares being voted consistent with the recommendation of our board of directors, and may limit your ability to influence the election of directors and other matters submitted to stockholders for approval.”

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

As a result of such changes to the agreements, Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of any Pritzker family members and spouses) may now sell up to 100% of their common stock over a shorter period of time. See Part I, Item 1, “Business—Stockholder Agreements” and “—A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well.” As part of these discussions, we agreed to provide, in the 2009 Registration Rights Agreement, for a shelf registration in order to facilitate sales of common stock by domestic and foreign Pritzker stockholders.

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

Pritzker family business interests, which beneficially own, directly or indirectly, 94,514,138 shares, or 57.2% of our total outstanding common stock and control approximately 76.1% of our total voting power, have entered into a voting agreement with respect to all shares of common stock beneficially owned by Pritzker family business interests. During the term of the voting agreement, which expires on the later to occur of January 1, 2015, and the date upon which more than 75% of the Company’s fully diluted shares of common stock is owned by non-Pritzker family business interests, Pritzker family business interests have agreed to vote their shares of our common stock consistent with the recommendation of our board of directors with respect to all matters (assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker)) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). In addition, other existing stockholders, including entities affiliated with Goldman, Sachs & Co. and Madrone GHC, beneficially own, in the aggregate, approximately 21.0% of our outstanding Class B common stock, representing approximately 15.2% of the outstanding shares of our common stock and approximately 20.2% of the total voting power of our outstanding common stock. These entities have entered into a voting agreement with us, with respect to the shares of Class B common stock that they beneficially own, and have agreed to vote their shares of Class B common stock consistent with the recommendation of our board of directors, without any separate requirement that our independent directors agree with the recommendation. These voting agreements expire on the later to occur of December 31, 2013 and the date that Thomas J. Pritzker is no longer chairman of our board of directors. See Part I, Item 1, “Business—Stockholder Agreements.”

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

Future sales in the public market of Class A common stock issuable upon conversion of Class B common stock, or the perception in the market that the holders of a large number of shares of Class B common stock intend to sell shares, could reduce the market price of our Class A common stock. As of January 31, 2012, we had 45,567,303 shares of Class A common stock outstanding and 119,614,584 shares of Class B common stock outstanding.

Of the outstanding shares, 45,523,221 shares of Class A common stock are freely tradable in the public market without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”) unless these shares are held by any of our “affiliates,” as that term is defined in Rule 144 under the Securities Act (“Rule 144”). The remaining 44,082 outstanding shares of Class A common stock and

119,614,584 outstanding shares of Class B common stock are deemed “restricted securities,” as that term is defined in Rule 144. Restricted securities may be sold in the public market only if they are registered under the Securities Act or they qualify for an exemption from registration under Rule 144 or Rule 701 under the Securities Act (“Rule 701”).

Substantially all of these restricted securities, together with 11,640 shares of Class A common stock previously registered, are subject to contractual lock-up and certain other restrictions contained in the Amended and Restated Global Hyatt Agreement, the Amended and Restated Foreign Global Hyatt Agreement, or the 2007 Stockholders’ Agreement as described in Part I, Item 1, “Business—Stockholder Agreements.” These contractual restrictions may be amended, waived or terminated by the parties to those agreements in accordance with the terms of such agreements without our consent and without notice; with respect to the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement, the 25% limitation on sales of our common stock may, with respect to each 12 month period, be increased to a higher percentage or waived entirely by the unanimous affirmative vote of our independent directors (excluding for such purposes any Pritzker). All shares of Class A common stock, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, will be eligible for resale in compliance with Rule 144 or Rule 701 to the extent the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement, the Amended and Restated Foreign Global Hyatt Agreement, or the 2007 Stockholders’ Agreement, as applicable, are waived or terminated with respect to such shares.

Assuming the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement, the Amended and Restated Foreign Global Hyatt Agreement, and the 2007 Stockholders’ Agreement are not amended, waived or terminated and that there are no transfers of shares amongst Pritzker family stockholders, and further assuming the parties to these agreements sell the maximum amount permitted to be sold during the first time period that such shares are eligible to be sold as set forth below, and subject to any applicable restrictions contained in such agreements (such as rights of first refusal and requirements that any such sales be made by way of an underwritten public offering or in an otherwise broad distribution sale) and the provisions of Rule 144 and/or Rule 701 under the Securities Act, these restricted securities will be available for sale in the public market as follows:

Time Period	Number of Shares*
During the 12 month period from November 5, 2011 through November 4, 2012	41,927,708	(1)
During the 12 month period from November 5, 2012 through November 4, 2013	27,281,277	(2)
Anytime after May 10, 2013	6,331,270	(3)
During the 12 month period from November 5, 2013 through November 4, 2014	16,458,589	(2)
Anytime after May 10, 2014	6,331,271	(4)
During the 12 month period from November 5, 2014 through November 4, 2015	7,513,369	(2)
During the 12 month period from November 5, 2015 through November 4, 2016	6,419,886	(2)
During the 12 month period from November 5, 2016 through November 4, 2017	5,345,272	(2)
During the 12 month period from November 5, 2017 through November 4, 2018	2,061,664	(2)

*	The foregoing numbers are based on information as of January 31, 2012, and assume that the maximum number of shares permitted to be sold during the period from November 5, 2011 through November 4, 2012 are, in fact, sold during such period, and further assume that, for each subsequent period, the maximum number of shares permitted to be sold during each such period are, in fact, sold. To the extent any shares are not sold during the first time period that such shares are eligible to be sold, the number of shares that may be sold in subsequent time periods may change.

(1)	Includes (a) 6,682,944 shares that are eligible to be sold at any time, (b) 6,331,270 shares that were “early released” on May 13, 2011 under the 2007 Stockholders’ Agreement, provided that such shares are sold in an underwritten public offering or in an otherwise broad distribution sale and subject to the rights of first refusal, “drag along” rights and other restrictions contained in the 2007 Stockholders’ Agreement, and (c) 28,913,494 shares eligible to be sold under the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement.

(2)	Represents shares eligible to be sold by Pritzker family stockholders under the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement.
(3)	Represents one-third of the shares eligible to be sold under the 2007 Stockholders’ Agreement upon the three and one-half year anniversary of November 10, 2009 (the closing date of our initial public offering), provided that such shares are sold in an underwritten public offering or in an otherwise broad distribution sale and subject to the rights of first refusal, “drag along” rights and other restrictions contained in the 2007 Stockholders’ Agreement.
(4)	Represents one-third of the shares eligible to be sold under the 2007 Stockholders’ Agreement upon the four and one-half year anniversary of November 10, 2009 (the closing date of our initial public offering), provided that such shares are sold in an underwritten public offering or in an otherwise broad distribution sale and subject to the rights of first refusal, “drag along” rights and other restrictions contained in the 2007 Stockholders’ Agreement.

In addition, as of December 31, 2011, 9,122,652 shares of our Class A common stock were reserved for issuance under the Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (the “LTIP”). These shares of Class A common stock will become eligible for sale in the public market once those shares are issued or awarded under our LTIP, subject to provisions of various award agreements and Rule 144, as applicable. In addition, 894,025 shares of our Class A common stock were reserved for issuance under the Hyatt Hotels Corporation Employee Stock Purchase Plan (the “ESPP”), 1,169,287 shares of our Class A common stock remained available for issuance pursuant to the Amended and Restated Hyatt Corporation Deferred Compensation Plan (the “DCP”) and 300,000 shares of Class A common stock remained available for issuance pursuant to the Hyatt International Hotels Retirement Plan (commonly known as the Field Retirement Plan) (the “FRP”).

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

Holders of 119,614,584 shares of our Class B common stock (or 72.4% of our total outstanding shares of common stock as of January 31, 2012), including Pritzker family business interests and entities affiliated with Goldman, Sachs & Co. and entities affiliated with Madrone Capital, LLC, have rights, subject to certain conditions, to require us to file registration statements registering sales of shares of Class A common stock acquired upon conversion of such Class B common stock or to include sales of such shares of Class A common stock in registration statements that we may file for ourselves or for other stockholders. In order to exercise such registration rights, the holder must be permitted to sell shares of its common stock under applicable lock-up restrictions. See “—A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well” and Part I, Item 1, “Business—Stockholder Agreements” for additional information with respect to these lock-up provisions. Subject to compliance with applicable lock-up agreements, shares of Class A common stock sold under the registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of Class A common stock issuable upon conversion of shares of

Class B common stock are sold in the public market, such sales could reduce the trading price of our Class A common stock. These sales also could impede our ability to raise future capital. Additionally, we will bear all expenses in connection with any such registrations (other than underwriting discounts).

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

Subsequent to the filing of the February 2011 shelf registration statement, in January 2012, trusts for the benefit of Nicholas J. Pritzker sold into the public market pursuant to Rule 144 an aggregate of 863,721 shares of Class A common stock issuable upon conversion of Class B common stock. After giving effect to this sale transaction, as of the date of this filing, 18,578,588 shares of the 19,442,309 shares originally registered for resale on the shelf registration statement continue to be eligible to be sold pursuant to the shelf registration statement during the 12 month period commencing November 5, 2011 through November 4, 2012 under the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement. Additional shares may be registered on the shelf registration statement in the future as such shares are eligible to be sold in accordance with the registration rights agreements and lock-up restrictions. See “—A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well” for additional information with respect to the lock-up provisions.

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

Because we have significant U.S. real estate holdings, we may be a “United States real property holding corporation” (“USRPHC”) for U.S. federal income tax purposes, but we have made no determination to that effect. There can be no assurance that we do not currently constitute or will not become a USRPHC. As a result, a “non-U.S. holder” may be subject to U.S. federal income tax on gain realized on a disposition of our Class A common stock if such non-U.S. holder has owned, actually or constructively (through certain family members, related entities and options), more than 5% of our Class A common stock at any time during the shorter of (a) the five-year period ending on the date of disposition and (b) the non-U.S. holder’s holding period in such stock.

If we were or were to become a USRPHC, a non-U.S. holder may be subject to U.S. federal income tax on gain realized on the disposition of our Class B common stock. Such tax would apply if on the date such non-U.S. holder actually or constructively acquired Class B common stock, and on any date on which such non-U.S. holder acquires additional Class B common stock, the aggregate fair market of the Class B common stock it actually and constructively owns is greater than 5% of the fair market value of our Class A common stock on such date. Certain dispositions of substantial amounts of Class B common stock by non-U.S. holders may also be subject to withholding under section 1445 of the Internal Revenue Code.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table sets forth a description of each owned or leased Hyatt-branded hotel property as of December 31, 2011.

Property	Location	Rooms	Ownership (1)
Full Service
United States, Canada and the Caribbean:
Andaz 5th Avenue	New York, NY	184	100%
Andaz West Hollywood (2)(4)	West Hollywood, CA	238	—%
AVIA Long Beach (5)	Long Beach, CA	70	100%
AVIA Napa (5)	Napa, CA	141	100%
AVIA Savannah (5)	Savannah, GA	138	100%
AVIA The Woodlands (5)	The Woodlands, TX	151	100%
Grand Hyatt New York (6)	New York, NY	1,301	100%
Grand Hyatt San Antonio (6)(10)	San Antonio, TX	1,003	30%
Grand Hyatt San Francisco	San Francisco, CA	659	100%
Grand Hyatt Seattle (10)	Seattle, WA	425	50%
Hyatt Santa Barbara	Santa Barbara, CA	197	99%
Hyatt at Fisherman’s Wharf	San Francisco, CA	313	100%
Hyatt at Olive 8 (10)	Seattle, WA	346	50%
Hyatt at The Bellevue (10)	Philadelphia, PA	172	50%
Hyatt Key West Resort and Spa	Key West, FL	118	100%
Hyatt on Main, Green Bay	Green Bay, WI	241	100%
Hyatt Regency Aruba Resort and Casino (6)	Palm Beach, Aruba, Dutch Carribean	357	100%
Hyatt Regency Atlanta	Atlanta, GA	1,260	100%
Hyatt Regency Baltimore (6)	Baltimore, MD	488	100%
Hyatt Regency Cleveland at The Arcade (10)(11)	Cleveland, OH	293	50%
Hyatt Regency Coconut Point Resort and Spa	Bonita Springs, FL	454	100%
Hyatt Regency Columbus (6)(10)	Columbus, OH	633	24%
Hyatt Regency Crystal City at Reagan National Airport (10)	Arlington, VA	686	50%
Hyatt Regency Denver Tech Center	Denver, CO	451	100%
Hyatt Regency DFW (6)(10)	DFW Airport, TX	811	50%
Hyatt Regency Grand Cypress (2)(4)	Orlando, FL	815	—%
Hyatt Regency Greenwich	Old Greenwich, CT	373	100%
Hyatt Regency Huntington Beach Resort and Spa (6)(10)	Huntington Beach, CA	517	40%
Hyatt Regency Indianapolis	Indianapolis, IN	497	100%
Hyatt Regency Jersey City on the Hudson (10)	Jersey City, NJ	351	50%
Hyatt Regency Lake Tahoe Resort, Spa and Casino	Incline Village, NV	422	100%
Hyatt Regency Long Beach (6)	Long Beach, CA	528	100%
Hyatt Regency Lost Pines Resort and Spa (10)	Lost Pines, TX	491	8%
Hyatt Regency Louisville (6)	Louisville, KY	393	100%
Hyatt Regency Miami (6)	Miami, FL	612	100%
Hyatt Regency Minneapolis (10)	Minneapolis, MN	533	67%
Hyatt Regency Monterey Hotel and Spa on Del Monte Golf Course (6)	Monterey, CA	550	100%
Hyatt Regency New Orleans (9)(10)	New Orleans, LA	1,193	—%
Hyatt Regency O’Hare	Rosemont, IL	1,096	100%
Hyatt Regency San Antonio	San Antonio, TX	629	100%

Property	Location	Rooms	Ownership (1)
Hyatt Regency San Francisco (3)	San Francisco, CA	802	—%
Hyatt Regency Santa Clara (6)	Santa Clara, CA	501	100%
Hyatt Regency Scottsdale Resort and Spa at Gainey Ranch	Scottsdale, AZ	493	100%
Hyatt Regency Vancouver	Vancouver, British Columbia, Canada	644	100%
Hyatt Regency Waikiki Beach Resort and Spa (6)(10)	Honolulu, HI	1,229	10%
Park Hyatt Chicago	Chicago, IL	198	100%
Park Hyatt Toronto	Toronto, Ontario, Canada	346	100%
Park Hyatt Washington	Washington, DC	216	100%
Europe, Africa and the Middle East:
Andaz Liverpool Street (6)	London, England	267	100%
Grand Hyatt Berlin (3)(8)	Berlin, Germany	342	—%
Hyatt Regency Baku	Baku, Azerbaijan	182	100%
Hyatt Regency Bishkek (6)	Bishkek, Kyrgyz Republic	178	89%
Hyatt Regency Cologne (3)	Cologne, Germany	306	—%
Hyatt Regency Mainz (3)	Mainz, Germany	268	—%
Park Hyatt Baku	Baku, Azerbaijan	159	100%
Park Hyatt Hamburg (3)(7)(10)	Hamburg, Germany	252	50%
Park Hyatt Milan (10)	Milan, Italy	108	30%
Park Hyatt Zurich (6)	Zurich, Switzerland	142	100%
Park Hyatt Paris-Vendome	Paris, France	158	100%
Asia Pacific:
Bali Hyatt (10)	Bali, Indonesia	383	10%
Grand Hyatt Bali (10)	Bali, Indonesia	648	10%
Hyatt Regency Kyoto (10)	Kyoto, Japan	189	20%
Grand Hyatt Seoul	Seoul, South Korea	601	100%
Southwest Asia:
Grand Hyatt Mumbai (10)	Mumbai, India	547	50%
Park Hyatt Jeddah - Marina, Club & Spa (6)(10)	Jeddah, Saudia Arabia	142	8%
Latin America:
Grand Hyatt Sao Paulo (10)	Sao Paulo, Brazil	466	50%
Park Hyatt Mendoza, Hotel Casino and Spa (10)	Mendoza, Argentina	186	50%
Select Service
Hyatt Place Dallas/Arlington	Arlington, TX	127	100%
Hyatt Place Fort Worth/Cityview (10)	Fort Worth, TX	127	40%
Hyatt Place Fort Worth/Hurst (10)	Hurst, TX	127	40%
Hyatt Place Dallas/Plano	Plano, TX	127	100%
Hyatt Place San Antonio-Northwest/Medical Center	San Antonio, TX	126	100%
Hyatt Place Birmingham/Inverness	Birmingham, AL	126	100%
Hyatt Place Sacramento/Rancho Cordova	Rancho Cordova, CA	127	100%
Hyatt Place Denver Airport	Aurora, CO	126	100%
Hyatt Place Denver-South/Park Meadows	Lone Tree, CO	127	100%
Hyatt Place Denver Tech Center	Englewood, CO	126	100%
Hyatt Place Orlando/Convention Center	Orlando, FL	149	100%
Hyatt Place Orlando/Universal	Orlando, FL	151	100%
Hyatt Place Tampa/Busch Gardens	Tampa, FL	126	100%
Hyatt Place Atlanta/Perimeter Center (10)	Atlanta, GA	150	40%

Property	Location	Rooms	Ownership (1)
Hyatt Place Atlanta/Buckhead (2)(4)	Atlanta, GA	171	100%
Hyatt Place Atlanta/Norcross/Peachtree	Norcross, GA	126	100%
Hyatt Place Atlanta/Alpharetta/Windward Parkway	Alpharetta, GA	127	100%
Hyatt Place Cincinnati Airport/Florence	Florence, KY	127	100%
Hyatt Place Louisville-East	Louisville, KY	121	100%
Hyatt Place Baltimore/Owings Mills	Owings Mills, MD	123	100%
Hyatt Place Detroit/Auburn Hills	Auburn Hills, MI	127	100%
Hyatt Place Detroit/Livonia	Livonia, MI	127	100%
Hyatt Place Minneapolis/Eden Prairie (10)	Eden Prairie, MN	126	40%
Hyatt Place Charlotte Airport/Tyvola Road	Charlotte, NC	127	100%
Hyatt Place Greensboro	Greensboro, NC	124	100%
Hyatt Place Raleigh-North	Raleigh, NC	127	100%
Hyatt Place Fair Lawn/Paramus (10)	Fair Lawn, NJ	143	40%
Hyatt Place Princeton (10)	Princeton, NJ	122	40%
Hyatt Place Secaucus/Meadowlands (6)	Seacaucus, NJ	159	100%
Hyatt Place Cincinnati-Northeast	Mason, OH	127	100%
Hyatt Place Cleveland/Independence	Independence, OH	127	100%
Hyatt Place Houston/Sugar Land (10)	Sugar Land, TX	214	50%
Hyatt Place Oklahoma City Airport	Oaklahoma City, OK	126	100%
Hyatt Place Pittsburgh/Cranberry	Cranberry Township, PA	127	100%
Hyatt Place Pittsburgh Airport	Pittsburgh, PA	127	100%
Hyatt Place Columbia/Harbison	Irmo, SC	127	100%
Hyatt Place Nashville/Brentwood	Brentwood, TN	124	100%
Hyatt Place Memphis/Primacy Parkway	Memphis, TN	126	100%
Hyatt Place Nashville/Opryland	Nashville, TN	123	100%
Hyatt Place Richmond/Arboretum	Richmond, VA	127	100%
Hyatt Place Lakeland Center (6)	Lakeland, FL	127	100%
Hyatt Place Fremont/Silicon Valley	Fremont, CA	151	100%
Hyatt Place Phoenix-North	Phoenix, AZ	127	100%
Hyatt Place Scottsdale/Old Town	Scottsdale, AZ	127	100%
Hyatt Place Mystic	Mystic, CT	79	100%
Hyatt Place Boise/Towne Square	Boise, ID	127	100%
Hyatt Place Chicago/Hoffman Estates	Hoffman Estates, IL	126	100%
Hyatt Place Chicago/Itasca	Itasca, IL	126	100%
Hyatt Place Chicago/Lombard/Oak Brook	Lombard, IL	151	100%
Hyatt Place Albuquerque Airport	Albuquerque, NM	127	100%
Hyatt Place Coconut Point (10)	Estero, FL	108	50%
Hyatt Place Phoenix/Gilbert (10)	Gilbert, AZ	127	50%
Hyatt Place Madison/Downtown	Madison, WI	151	100%
Hyatt House Denver Tech Center	Englewood, CO	135	100%
Hyatt House Miami Airport (10)	Miami, FL	156	40%
Hyatt House Boston/Waltham (10)	Waltham, MA	135	40%
Hyatt House Parsippany/Whippany	Whippany, NJ	135	100%
Hyatt House Morristown	Morristown, NJ	132	100%
Hyatt House Boston/Burlington	Burlington, MA	150	100%
Hyatt House Branchburg	Branchburg, NJ	139	100%
Hyatt House Charlotte/Center City	Charlotte, NC	163	100%
Hyatt House Cypress/Anaheim	Anaheim, CA	142	100%
Hyatt House Emeryville/San Francisco Bay Area	Emeryville, CA	234	100%
Hyatt House Fishkill/Poughkeepsie	Fishkill, NJ	135	100%

Property	Location	Rooms	Ownership (1)
Hyatt House Parsippany-East	Parsippany, NJ	140	100%
Hyatt House Philadelphia/Plymouth Meeting	East Norriton, PA	131	100%
Hyatt House Raleigh Durham Airport	Morrisville, NC	141	100%
Hyatt House Richmond—West	Richmond, VA	134	100%
Hyatt House Sacramento/Rancho Cordova	Rancho Cordova, CA	158	100%
Hyatt House San Diego/Sorrento Mesa	San Diego, CA	194	100%
Hyatt House San Jose/Silicon Valley	San Jose, CA	164	100%
Hyatt House San Ramon	San Ramon, CA	142	100%
Hyatt House Santa Clara/San Jose Airport	Santa Clara, CA	150	100%
Hyatt House Shelton	Shelton, CT	127	100%
Hyatt House Sterling/Dulles Airport-North	Sterling, VA	162	100%

(1)	Unless otherwise indicated, ownership percentages include both the property and underlying land.
(2)	Property is accounted for as a capital lease.
(3)	Property is accounted for as an operating lease.
(4)	Hotel is included in our portfolio of 104 owned hotels.
(5)	This property is in the process of changing its brand identity to another of the Company’s full service brands.
(6)	Our ownership interest in the property is subject to a third-party ground lease on the land.
(7)	We own a 50% interest in the entity that is the operating lessee.
(8)	We own an 100% interest in the entity that is the operating lessee.
(9)	We have a preferred equity interest in this property.
(10)	This property is owned by an entity that is a non-consolidated joint venture.
(11)	A foreclosure action was initiated by the mortgage lender on this property in April 2009. As of December 31, 2011, a foreclosure sale was pending.

Below is a summary of our Hyatt managed, franchised and owned and leased hotels and residential and vacation ownership properties by segment for all periods presented.

	December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
North America Management and Franchising
Full Service Hotels
Managed	115	59,986	114	60,016	110	59,225	110	58,921
Franchised	20	6,046	16	4,767	11	3,401	10	3,212

Full Service Managed and Franchised	135	66,032	130	64,783	121	62,626	120	62,133
Select Service Hotels
Managed	95	12,781	81	10,522	80	10,285	94	12,064
Franchised	120	15,247	114	14,494	96	12,218	65	8,014

Select Service Managed and Franchised	215	28,028	195	25,016	176	22,503	159	20,078

International Management and Franchising
Managed	108	35,486	102	34,519	100	33,914	96	32,631
Franchised	2	988	2	988	2	988	2	992

Managed and Franchised	110	36,474	104	35,507	102	34,902	98	33,623

Total Managed and Franchised	460	130,534	429	125,306	399	120,031	377	115,834
Vacation Ownership Properties	15	963	15	962	15	962	14	918
Residences	8	1,230	9	1,239	10	1,324	8	1,225

Grand Total Portfolio	483	132,727	453	127,507	424	122,317	399	117,977

Included in the summary above, are the following owned and leased properties:

	December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
Owned and Leased
Full Service Owned and Leased North America	34	15,875	32	16,840	37	18,835	36	18,355
International	10	2,603	10	2,607	10	2,612	10	2,612
Select Service Owned and Leased	64	8,712	54	7,041	55	7,169	55	7,169

Total Owned and Leased	108	27,190	96	26,488	102	28,616	101	28,136

Corporate Headquarters and Divisional Offices

Our corporate headquarters are located at 71 South Wacker Drive, 12th Floor, Chicago, Illinois. These offices consist of approximately 198,414 square feet (net of subleased space). The lease for this property initially expires on February 29, 2020, with an option to renew and increase the rentable square feet. We also lease 74,067 square feet of office space at 200 West Monroe Street, Chicago, Illinois. The lease for this property initially expires on March 31, 2016 with an option to renew and increase the rentable square feet.

In addition to our corporate headquarters, we lease space for our divisional offices, service centers and sales offices in multiple locations, including Beijing and Hong Kong, People’s Republic of China; Dubai, United Arab Emirates; Gurgaon (NCR) and Mumbai, India; London, United Kingdom; Mainz, Germany; Marion, Illinois; Melbourne, Australia; Mexico City, Mexico; New York, New York; Washington, D.C.; Moore, Oklahoma; Omaha, Nebraska; St. Petersburg, Florida; Tokyo, Japan; and Zurich, Switzerland.

We believe that our existing office properties are in good condition and are sufficient and suitable for the conduct of our business. In the event we need to expand our operations, we believe that suitable space will be available on commercially reasonable terms.

Item 3.	Legal Proceedings.

We are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, workers’ compensation and other employee claims, intellectual property claims and claims related to our management of certain hotel properties. Most occurrences involving liability, claims of negligence and employees are covered by insurance with solvent insurance carriers. For those matters not covered by insurance, which includes commercial matters, we recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material effect on our consolidated financial position, results of operations or liquidity.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Executive Officers of the Registrant.

The following chart names each of the Company’s executive officers and their ages and positions as of February 15, 2012. Also included below is biographical information relating to each of the Company’s executive officers. Each of the executive officers is elected by and serves at the pleasure of the board of directors.

Name	Age	Position
Thomas J. Pritzker	61	Executive Chairman of the Board
Mark S. Hoplamazian	48	President, Chief Executive Officer and Director
Harmit J. Singh	48	Executive Vice President, Chief Financial Officer
Stephen G. Haggerty	44	Executive Vice President, Global Head of Real Estate and Development
Rakesh Sarna	54	Executive Vice President, Chief Operating Officer—International
H. Charles Floyd	52	Executive Vice President, Chief Operating Officer—North America
Rena Hozore Reiss	52	Executive Vice President, General Counsel and Secretary
Robert W. K. Webb	55	Executive Vice President, Chief Human Resources Officer
John Wallis	59	Executive Vice President, Global Head of Marketing and Brand Strategy

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

Mark S. Hoplamazian has been a member of our board of directors since November 2006. He has served as our President and Chief Executive Officer since December 2006, as interim President from July 2006 to December 2006 and Vice President from August 2004 to December 2004. From April 2004 to August 2009, Mr. Hoplamazian served as President and Director of The Pritzker Organization, LLC (TPO), the principal financial and investment advisor to various Pritzker family business interests. Mr. Hoplamazian served in various capacities with TPO and its predecessors since its formation in 1997, including managing its merchant banking and investment activities. From August 2009 to December 2010, Mr. Hoplamazian was a Vice President of TPO. Mr. Hoplamazian is the current Chairman of the National Advisory Council on Minority Business Enterprise. He serves on the Advisory Board of Facing History and Ourselves, the Council on the University of Chicago Booth School of Business, the Board of Directors of New Schools for Chicago, the Executive Committee of the Board of Directors of World Business Chicago, and the Henry Crown Fellowship Program Board of Overseers. Mr. Hoplamazian is a member of the World Travel & Tourism Council, and the Commercial Club of Chicago, and is member of the Discovery Class of the Henry Crown Fellowship.

Harmit J. Singh has served as our Chief Financial Officer since August 2008. Mr. Singh leads our finance, accounting, treasury, strategic financial planning and analysis, tax, risk, investor relations and information technology functions worldwide. Mr. Singh has over 27 years of financial experience in the travel, financial services, restaurant and hospitality industries. He joined Hyatt after spending 14 years at Yum! Brands, Inc., a restaurant company. Mr. Singh most recently served as Senior Vice President and Chief Financial Officer for Yum!, International from December 2005 to July 2008. Prior to this position, Mr. Singh served in several senior financial roles, including Senior Vice President and Chief Financial Officer for Pizza Hut-United States, Vice President Finance-Yum!, International, Chief Financial Officer-India and Chief Financial Officer-Asia. Prior to joining Yum! in 1994, Mr. Singh worked in various financial capacities for American Express India, a worldwide travel, financial and network services company. Mr. Singh serves on the board of directors and is also the Audit Committee Chair of Avendra, LLC. Mr. Singh is also the Director and Treasurer of ACE Foundation, a not-for-profit organization, and a member of the board and treasurer of 100 E. Huron Condominium Association.

Stephen G. Haggerty has served as our Global Head of Real Estate and Development since August 2007 and our Executive Vice President-Real Estate and Development from June 2007 to August 2007. Mr. Haggerty has responsibility for our global development team, our global feasibility and development finance team, our corporate transactions group, and our global asset management team that oversees all of our owned hotel properties and development of hotels and vacation ownership properties in which we have ownership. Prior to joining us, Mr. Haggerty spent 13 years serving in several positions of increasing responsibility with Marriott International, Inc., a lodging company, most recently in London as Senior Vice President, International Project Finance and Asset Management for Europe, Africa and the Middle East from 2005 to 2007. Prior to this position, from 2003 to 2005, Mr. Haggerty served as Marriott’s Senior Vice President of Global Asset Management and Development Finance and previously lived in Asia for nine years holding a variety of roles relating to development at Marriott.

Rakesh Sarna has served as our Chief Operating Officer-International since August 2007. Mr. Sarna has been with us since 1979. Mr. Sarna is responsible for management of our full service hotels and resorts outside of the United States, Canada and the Caribbean. He also oversees the operations of our Divisional offices in Zurich, Switzerland, Hong Kong, Dubai, UAE and Mexico City and oversees various corporate functions in Chicago, IL. Since June 2007, Mr. Sarna has served as the Chief Operating Officer for Hyatt International Corporation. From September 2006 to June 2007, he served as Senior Vice President for Hyatt International Corporation. Prior to that, from April 2001 to September 2006, Mr. Sarna served as our Vice President of Operations for Europe, Africa and the Middle East, and from September 1999 to April 2001 as Director of Operations for Europe, Africa and the Middle East. Prior to that, from January 1997 to September 1999, he served as regional director for South Asia. Mr. Sarna joined Hyatt in 1979 and has held a variety of senior management food and beverage positions and served as General Manager for Hyatt Regency Belgrade, Park Hyatt UN Plaza, New York and Hyatt Regency Macau.

H. Charles Floyd has served as our Chief Operating Officer-North America since January 2006. Mr. Floyd has been with us since 1981. Mr. Floyd is responsible for management of our full service hotels and resorts as well as the Hyatt Place and the Hyatt House brands in the United States, Canada and the Caribbean. In addition, he oversees Hyatt Residential Group, Inc. (formerly known as Hyatt Vacation Ownership, Inc. (“HVOI”)) and the Franchise Owner Relations Group, which supports both full service and select service and extended stay franchisees. He also oversees various corporate functions for North America, including sales, human resources, product and design, rooms, food and beverage and engineering. Prior to assuming his current position, Mr. Floyd served in a number of senior positions at Hyatt, including Executive Vice President-North America Operations and Senior Vice President of Sales, as well as various managing director and general manager roles at Hyatt.

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

Robert W. K. Webb has served as our Chief Human Resources Officer since August 2007. Prior to joining Hyatt, Mr. Webb served as Head of Global Service Delivery for Citi Employee Services at Citigroup Inc., a global financial services company. During his 19-year tenure at Citigroup and two predecessor companies, Mr. Webb served as Chief Administrative Officer for a global business unit and held several senior human resources roles in North America and international operations. Mr. Webb serves as a Director of Chicago Children’s Memorial Medical Center/Children’s Memorial Hospital and The Chicago Children’s Museum. Additionally, Mr. Webb is a member of the Advisory Board of the School of Hospitality at Boston University and the Hospitality Program at DePaul University, and serves on the Health Care Committee of the Human Resources Policy Association in Washington D.C. Mr. Webb is a member of the Governing Council of the International Tourism Partnership and a board member of BSR, a global leader providing consulting services and conducting research in areas that include human rights, economic development, governance, and environmental sustainability.

John Wallis has served as our Global Head of Marketing and Brand Strategy since November 2008. Mr. Wallis’ career with Hyatt began in 1981. Prior to his current role, Mr. Wallis served as Senior Vice President, Product and Brand Development since August 2007. From 2004 through 2007, Mr. Wallis served as our Senior Vice President, Global Asset Management, where he was responsible for the management of more than 40 Hyatt-owned properties across North America, Latin America, Europe and Asia. He has also served in a variety of other management positions, including Senior Vice President-Global Asset Management, Senior Vice President-Product and Brand Development, Senior Vice President of Marketing and Sales, and Vice President of Marketing for Hyatt International Corporation, General Manager and Regional Vice President-Gulf States for Hyatt Regency Dubai, Executive Assistant Manager Food and Beverage for Hyatt Regency Kuwait, Hyatt Regency Fiji and Hyatt Kingsgate Sydney and various other food and beverage management positions.

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

Market Information

Our Class A common stock began trading publicly on the New York Stock Exchange under the symbol “H” on November 5, 2009. Prior to that time, there was no public market for our Class A common stock. As of January 31, 2012, our Class A common stock was held by approximately 26 stockholders of record and there were 45,567,303 shares of Class A common stock outstanding. This stockholder figure does not include a substantially greater number of “street name” holders or beneficial holders of our Class A common stock whose shares are held of record by banks, brokers and other financial institutions. The following table sets forth, for the period indicated, the high and low sale prices of our Class A common stock as reported by the New York Stock Exchange since our initial public offering.

Fiscal Year end December 31, 2010	High	Low
First Quarter	$40.00	$28.16
Second Quarter	$43.88	$36.00
Third Quarter	$40.55	$34.19
Fourth Quarter	$46.25	$36.84

Fiscal Year end December 31, 2011
First Quarter	$50.00	$41.14
Second Quarter	$45.72	$38.52
Third Quarter	$43.43	$29.81
Fourth Quarter	$39.24	$29.18

On February 14, 2012, the closing stock price of our Class A common stock was $43.31.

There is no established public trading market for our Class B common stock. As of January 31, 2012, our Class B common stock was held by 235 shareholders and there were 119,614,584 shares of Class B common stock outstanding.

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

	11/5/2009	12/31/2009	12/31/2010	12/30/2011
Hyatt Hotels Corporation	100.0	106.5	159.2	134.4
S&P 500	100.0	104.9	117.3	123.3
Russell 1000 Hotel	100.0	109.3	171.2	161.0

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

We derived the selected consolidated statements of income (loss) data for the years ended December 31, 2011, 2010 and 2009 and the selected consolidated balance sheet data as of December 31, 2011 and December 31, 2010 from our audited consolidated financial statements included in this annual report. We derived the selected consolidated statements of income (loss) data for the years ended December 31, 2008 and 2007 and the selected consolidated balance sheet data as of December 31, 2009, 2008 and 2007 from our previously audited consolidated financial statements which are not included in this annual report. Our historical results are not necessarily indicative of the results expected for any future period.

You should read the selected historical financial data together with the consolidated financial statements and related notes appearing in this annual report, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this annual report.

(in millions, except per share data)	Year Ended December 31,
	2011	2010	2009	2008	2007
Consolidated statements of income (loss) data:
Owned and leased hotel revenues	$1,879	$1,859	$1,780	$2,137	$2,036
Management and franchise fee revenues	288	255	223	290	315
Other revenues	66	45	49	83	103
Other revenues from managed properties (1)	1,465	1,368	1,278	1,325	1,281

Total revenues	3,698	3,527	3,330	3,835	3,735

Direct and selling, general, and administrative expenses	3,545	3,419	3,281	3,470	3,350
Income (loss) from continuing operations	111	51	(43)	115	266
Net loss (income) attributable to noncontrolling interests	2	11	3	(2)	(1)
Net income (loss) attributable to Hyatt Hotels Corporation	113	66	(43)	168	270

Income (loss) from continuing operations per common share, basic and diluted (2)	$0.66	$0.29	$(0.28)	$0.90	$1.98

(in millions)	As of December 31,
	2011	2010	2009	2008	2007
Consolidated balance sheet data:
Cash and cash equivalents	$534	$1,110	$1,327	$428	$409
Total current assets	1,591	2,165	2,009	1,081	1,089
Property and equipment, net	4,043	3,453	3,585	3,471	3,494
Intangibles, net	359	280	284	256	359
Total assets	7,507	7,243	7,155	6,119	6,248

Total current liabilities	568	596	495	653	697
Long-term debt	1,221	714	840	1,209	1,288
Other long-term liabilities	890	802	780	665	794
Total liabilities	2,679	2,112	2,115	2,527	2,779
Total stockholders’ equity	4,818	5,118	5,016	3,564	3,434

Total liabilities and equity	$7,507	$7,243	$7,155	$6,119	$6,248

(1)	Represents revenues that we receive from third-party property owners who reimburse us for costs that we incur on their behalf, with no added margin. These costs relate primarily to payroll at managed properties where we are the employer. As a result, these revenues have no effect on our profit, although they do increase our total revenues and the corresponding costs increase our total expenses. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal Factors Affecting Our Results of Operations—Revenues.”
(2)	All per share amounts reflect a one-for-two reverse split of our common stock effected on October 14, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 6, “Selected Financial Data” and our consolidated financial statements included in this annual report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in “Disclosure Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” included elsewhere in this annual report.

Overview

We are a global hospitality company engaged in the management, franchising, ownership and development of Hyatt-branded hotels, resorts and residential and vacation ownership properties around the world. As of December 31, 2011, our worldwide portfolio consisted of 483 Hyatt-branded properties (132,727 rooms and units), including:

•	184 managed properties (69,010 rooms), all of which we operate under management agreements with third-party property owners;

•	134 franchised properties (21,195 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	104 owned properties (including 2 consolidated hospitality ventures) (25,472 rooms) and 4 leased properties (1,718 rooms), all of which we manage;

•	26 managed properties and 8 franchised properties owned or leased by unconsolidated hospitality ventures (13,139 rooms);

•	15 vacation ownership properties (963 units), all of which we manage; and

•	8 residential properties (1,230 units), all of which we manage and some of which we own.

We have a business model that involves both ownership of properties and management and franchising of third-party owned properties. This allows us to pursue more diversified revenue and income streams that balance both the advantages and risks associated with these lines of business. Our expertise and experience in each of these areas gives us the flexibility to evaluate growth opportunities across these lines of business. Growth in the number of management and franchise agreements and earnings therefrom typically results in higher overall returns on invested capital because the capital investment under a typical management or franchise agreement is not significant. The capital required to build and maintain hotels that we manage for third-party owners, or franchise, is typically provided by the owner of the respective property with minimal capital required by us as the manager or franchisor. During periods of increasing demand we do not share fully in the incremental profits of hotel operations for hotels that we manage for third-party owners as our fee arrangements generally include a base amount calculated using the revenue from the subject hotel and an incentive fee that is, typically, a percentage of hotel profits that is usually less than 20%, with the actual level depending on the structure and terms of the management agreement. We do not share in the benefits of increases in profits from franchised properties because franchisees pay us an initial application fee and ongoing royalty fees that are calculated as a percentage of gross room revenues with no fees based on profits. Disputes or disruptions may arise with third-party owners of hotels we manage or franchise and these disputes can result in termination of the relevant agreement. With respect to property ownership, we believe that ownership of selected hotels in key markets enhances our ability to control our brand presence in these markets. Ownership of hotels allows us to capture the full benefit of increases in operating profits during periods of increasing demand and room rates. The cost structure of a typical hotel is more fixed than variable, so as demand and room rates increase over time, the pace of increase in operating profits typically is higher than the pace of increase of revenues. Hotel ownership is, however, more capital intensive than managing hotels for third-party owners, as we are responsible for the costs and all capital expenditures for our owned hotels. The profits realized in our owned and leased hotel segment are generally more significantly affected by economic downturns and declines in revenues than the results of our management and franchising segments. This is because we absorb the full impact of declining profits in our owned and leased hotels whereas our management and franchise fees do not have the same level of downside exposure to declining hotel profitability. See also “—Principal Factors Affecting Our Results of Operations—Factors Affecting Our Costs and Expenses—Fixed nature of expenses” and Part I, Item 1A, “Risk Factors—Risks Related to Our Business—We are exposed to the risks resulting from significant investments in owned and leased real estate, which could increase our costs, reduce our profits, limit our ability to respond to market conditions or restrict our growth strategy.”

For the years ended December 31, 2011, 2010 and 2009, 78.7%, 79.4%, and 80.4% of our revenues were derived from operations in the United States, respectively. As of December 31, 2011 and 2010, 78.8% and 74.3% of our long-lived assets were located in the United States, respectively.

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

In addition to our three reportable segments, Corporate and other includes the results of our vacation ownership business, the results of our co-branded credit card launched in 2010, and unallocated corporate expenses.

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

Adjusted EBITDA

We use the term Adjusted EBITDA throughout this annual report. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define consolidated Adjusted EBITDA as net income (loss) attributable to Hyatt Hotels Corporation plus our pro-rata share of unconsolidated hospitality ventures Adjusted EBITDA based on our ownership percentage of each venture, adjusted to exclude the following items:

•	equity earnings (losses) from unconsolidated hospitality ventures;

•	gains (losses) on sales of real estate;

•	asset impairments;

•	other income (loss), net;

•	discontinued operations, net of tax;

•	net loss attributable to noncontrolling interests;

•	depreciation and amortization;

•	interest expense; and

•	(provision) benefit for income taxes.

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

We believe Adjusted EBITDA is useful to investors because it provides investors the same information that we use internally for purposes of assessing our operating performance and making selected compensation decisions.

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

RevPAR changes that are driven predominantly by changes in occupancy have different implications for overall revenue levels and incremental profitability than do changes that are driven predominately by changes in average room rates. For example, increases in occupancy at a hotel would lead to increases in room revenues and additional variable operating costs (including housekeeping services, utilities and room amenity costs), and could also result in increased ancillary revenues (including food and beverage). In contrast, changes in average room rates typically have a greater impact on margins and profitability as there is no substantial effect on variable costs.

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

Intersegment eliminations.    We evaluate our reportable segments with intersegment revenues and expenses included in their results. These intersegment revenues and expenses represent management fees earned by our North America and international management and franchising segments for managing our owned and leased hotels. As presented throughout this annual report, the individual segment results for the management and franchising businesses include the intersegment fee revenues and our owned and leased hotels include the intersegment fee expenses. Both the intersegment fee revenues and expenses are eliminated in consolidation.

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

During 2009, the global economic recession and its negative effect on demand by transient business and leisure travelers and associations and other group customers depressed demand throughout the hospitality industry. These conditions resulted in some of the most significant RevPAR declines we have experienced in recent history throughout 2009. This reduced demand resulted in decreases in occupancy levels and ADR.

In 2010, we started experiencing signs of recovery, which continued throughout 2011. Each of the three operating segments experienced increased RevPAR in 2011 as compared to 2010 and this contributed to improved performance in our consolidated revenues and Adjusted EBITDA. Overall improvement in ADR helped drive the RevPAR increases seen in each operating segment. In North America, further recovery of transient business at our full service hotels helped drive our revenue growth in 2011 as compared to 2010. Our international management and franchising business experienced significant RevPAR improvement driven by ADR improvement in all regions. While our North America full service and international results reflect signs of improvement, they are based on RevPAR that is still below our pre-recession levels.

Competition.    The global lodging industry is highly competitive. During periods of decreased demand for hospitality products and services, as experienced in the recent economic recession, competition in the industry becomes increasingly fierce. While we generally try to maintain rates under such circumstances whenever possible, the overall reduction in business travel during the recession placed significant pressure on occupancy levels at our properties as well as those of our competitors. Accordingly, in 2009 and to a lesser extent in 2010 we increased the number of promotional offers and expanded individual hotels’ use of internet distribution channels, which offer different customer price points, in an effort to expose more customers to our products and services and to attract guests. Internet distribution channels are online sites that sell hospitality related products and services of multiple brands. While RevPAR levels have increased throughout 2011 and 2010, they still remain lower than pre-recession highs across the majority of our portfolio. We believe that our brand strength and ability to manage our operations in an efficient manner will help us to compete successfully within the global hospitality industry.

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

Demand for vacation ownership properties.    The economic downturn severely reduced consumer demand for vacation ownership properties. A significant portion of our costs to support our vacation ownership business relates to direct sales and marketing at these properties. Accordingly, we reduced and continue to monitor these costs so they correspond to current levels of demand. Our vacation ownership business recorded total impairment charges of $6 million in 2011 and $45 million in 2010. The 2011 impairment charge was primarily a result of a change in management’s assumptions regarding future sales volume and pricing of unsold vacation ownership intervals. The 2010 impairment charge was due to a change in management’s plans for future development of multi-phase vacation ownership properties. We may be required to take additional impairment charges in the future if demand levels fall further.

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

Acquisitions, investments, divestitures and significant renovations

We periodically acquire, divest ourselves of or undertake significant renovations in hotel properties. The results of operations derived from these properties do not, therefore, meet the definition of “comparable hotels” as defined in “—Key Business Metrics Evaluated by Management.” The results of operations from these properties, however, may have a material effect on changes in our results from period to period and are, therefore, discussed separately in our discussion on results of operations when material.

In 2011, we entered into the following transactions:

•	acquired from LodgeWorks 20 hotels, branding and management rights to an additional four hotels, and other assets for a total purchase price of approximately $661 million;

•

sold six Hyatt Place and two Hyatt Summerfield Suites properties to a new joint venture that an affiliate of the Company formed with a third party. The properties were sold for a combined sale price of $110 million, or $90 million net of our $20 million contribution to the new joint venture. In conjunction with the sale, we entered into a long-term franchise agreement for each property with the joint venture; and

•

acquired three Woodfin Suites properties in California for a total purchase price of approximately $77 million. We began managing these properties during 2011 and rebranded them as Hyatt Summerfield Suites (the change of brand identity from Hyatt Summerfield Suites to Hyatt House is underway at this time).

In 2010, we entered into the following transactions:

•

formed a hospitality venture to purchase a hotel within a to-be constructed building in New York City for a total purchase price of $375 million. The hospitality venture will be funded upon the purchase of the hotel and our share of the purchase price commitment is 66.67%;

•

committed to invest in a joint venture in order to develop, own and operate a hotel property in the State of Hawaii. Contingent upon the amount of debt financing placed on the project, the maximum commitment under the agreement at December 31, 2010 was $123 million;

•	acquired two parcels of land in Latin America for a net purchase price of $85 million with the purpose of developing these properties into new hotels;

•

entered into an agreement with a third party to acquire an interest in a hospitality venture that owns the Hyatt Regency New Orleans. We contributed cash of $60 million for a preferred equity interest in this venture. The renovation was completed and the hotel reopened in late 2011, after having been closed since September 2005 due to damage from Hurricane Katrina; and

•

sold six Hyatt-branded hotels, consisting of: (1) Grand Hyatt Tampa Bay, for $56 million, net of closing costs, (2) Hyatt Lisle, Hyatt Deerfield and Hyatt Rosemont, for a combined net sale price of $49 million, (3) Hyatt Regency Greenville, for a sale price of $15 million, net of closing costs, and (4) Hyatt Regency Boston, for net proceeds of $113 million. Additionally, the ownership interest in the Hyatt Regency Princeton was transferred to the lender through a deed in lieu of foreclosure transaction.

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

Results of Operations

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Consolidated Results

(In millions, except percentages)	Year Ended December 31,
	2011	2010	Better / (Worse)
REVENUES:
Total revenues	$3,698	$3,527	$171	5%

DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	1,468	1,493	25	2%
Depreciation and amortization	305	279	(26)	(9)%
Other direct costs	24	3	(21)	(700)%
Selling, general, and administrative	283	276	(7)	(3)%
Other costs from managed properties	1,465	1,368	(97)	(7)%

Direct and selling, general, and administrative expenses	3,545	3,419	(126)	(4)%

Net gains and interest income from marketable securities held to fund operating programs	2	21	(19)	(90)%
Equity earnings (losses) from unconsolidated hospitality ventures	4	(40)	44	110%
Interest expense	(57)	(54)	(3)	(6)%
Gains (losses) on sales of real estate	(2)	26	(28)	(108)%
Asset impairments	(6)	(44)	38	86%
Other income (loss), net	(11)	71	(82)	(115)%

INCOME BEFORE INCOME TAXES	83	88	(5)	(6)%

(PROVISION) BENEFIT FOR INCOME TAXES	28	(37)	65	176%

INCOME FROM CONTINUING OPERATIONS	111	51	60	118%

INCOME FROM DISCONTINUED OPERATIONS	—	4	(4)	(100)%

NET INCOME	111	55	56	102%

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2	11	(9)	(82)%

NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$113	$66	$47	71%

Revenues. Consolidated revenues in the year ended December 31, 2011 increased $171 million, or 5%, compared to the year ended December 31, 2010, including $31 million in net favorable currency effects and a $97 million increase in other revenues from managed properties.

Other revenues from managed properties includes a decrease of $15 million due to losses from a decline in the value of underlying assets of our benefit programs funded through rabbi trusts. These losses are offset in other costs from managed properties, thus having no net impact to our earnings. Excluding this amount, other revenues from managed properties increased $112 million, or 8.3%, in the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in other revenues from managed properties was due to higher cost reimbursements to us by managed properties, primarily due to new managed hotel openings during 2010 and 2011, and owned hotels that were sold or converted to management agreements during 2010 and 2011, and an increase in hours worked in 2011 as a result of higher occupancy at our North America hotels.

Owned and leased hotel revenues increased $20 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Comparable owned and leased hotel revenue increased $86 million over the same period, which includes net favorable currency effects of $25 million. Noncomparable owned and leased hotel revenue decreased $66 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. The noncomparable decrease was due to the sale or transfer of 18 hotels during 2010 and 2011, which more than offset the revenue increases from the acquisition of three Woodfin properties and 20 LodgeWorks properties and the revenues from a noncomparable hotel opened in 2010.

The remaining increase in revenues related primarily to increased management and franchise fees of $33 million. Included in consolidated management fees for the year ended December 31, 2011 were base management fees of $147 million, an 11% increase from 2010, and incentive management fees of $98 million, a 5% increase from 2010. These increases in hotel revenue and fees were primarily driven by an increase in transient demand in North America and rate growth in international markets.

Corporate and other revenues, which includes the revenues of our vacation ownership business and the results of our co-branded credit card, increased $20 million from 2010. The table below provides a breakdown of revenues by segment for the years ended December 31, 2011 and 2010.

For further discussion of segment revenues for the periods presented, please refer to “—Segment Results.”

(in millions, except percentages)	Year Ended December 31,
	2011	2010	Better / (Worse)
Owned and leased hotels	$1,879	$1,859	$20	1.1%
North American management and franchising	1,605	1,476	129	8.7%
International management and franchising	215	210	5	2.4%
Corporate and other	82	62	20	32.3%
Eliminations	(83)	(80)	(3)	(3.8)%

Consolidated revenues	$3,698	$3,527	$171	4.8%

Owned and leased hotels expense.    Expenses for owned and leased hotels decreased by $25 million in the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease was driven by $67 million of lower expense from noncomparable owned and leased hotels for the year ended December 31, 2011 compared to the year ended December 31, 2010. The 18 properties sold or transferred during 2010 and 2011 reduced expenses by $108 million. Partially offsetting this decrease was $41 million of increased expenses at both a hotel opened in 2010 and multiple hotels acquired in 2011. Comparable owned and leased hotels expense increased by $48 million largely attributable to higher compensation and related expenses. Additionally, expenses recognized with respect to our employee benefit programs funded through rabbi trusts decreased $6 million driven by the performance of the underlying invested assets during the year ended December 31, 2011 as compared to the year ended December 31, 2010. These expenses are fully offset by corresponding net gains and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.

Depreciation and amortization expense.    Depreciation and amortization expense increased by $26 million in the year ended December 31, 2011 compared to the year ended December 31, 2010. Comparable hotels depreciation expense increased $13 million in 2011 as compared to 2010 due to assets placed in service at hotels under renovation. Noncomparable hotels depreciation expense increased $11 million in 2011 as compared to 2010 due to both a hotel opening in 2010 and the purchase of 23 properties in 2011.

Other direct costs.    Other direct costs represent costs associated with our vacation ownership operations and our co-branded credit card. These costs increased by $21 million in the year ended December 31, 2011 compared to the year ended December 31, 2010. Direct costs of our vacation ownership operations increased $12 million in the year ended December 31, 2011 compared to the year ended December 31, 2010. During 2010, we received a favorable settlement of approximately $8 million related to a construction dispute at one of our vacation ownership properties. This settlement offset the majority of our vacation ownership other direct costs in the year ended December 31, 2010. In addition to the settlement, increased direct sales and marketing costs drove the remaining $4 million increase for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Costs associated with our co-branded credit card increased $9 million in the year ended December 31, 2011 compared to the year ended December 31, 2010, as the card was launched in the third quarter of 2010.

Selling, general and administrative expenses.    Selling, general and administrative costs increased by $7 million in the year ended December 31, 2011 compared to the year ended December 31, 2010. Included in selling, general and administrative expenses is the financial performance of the investment securities held in rabbi trusts to fund certain benefit programs. The financial performance of these investments resulted in a decrease in costs of $12 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. These expenses are offset in net gains and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.

Excluding the rabbi trust amounts, selling, general and administrative costs increased $19 million, or 7%, in the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase was driven by increased compensation and related expenses of $19 million due to wage inflation and additional headcount to support our growth. Additionally, during the year ended December 31, 2011 compared to the year ended December 31, 2010, sales and marketing expenses increased $5 million and other miscellaneous expenses increased $5 million. These increases were largely offset by reduced bad debt expense of $10 million. The reduction in bad debt expense was driven by recoveries of $5 million combined with overall lower provisions in the current period as compared to last year.

Net gains and interest income from marketable securities held to fund operating programs.    Net gains and interest income from marketable securities held to fund operating programs resulted in a net gain of $2 million for the year ended December 31, 2011 and a net gain of $21 million for the year ended December 31, 2010. Marketable securities held to fund our benefit programs funded through rabbi trusts resulted in a net loss of $2 million in the year ended December 31, 2011 compared to the net gain of $16 million in the year ended December 31, 2010 due to poor performance of the underlying securities as a result of market conditions. The gains or losses on securities held in the rabbi trusts offset our owned and leased hotels expense for our hotel staff and selling, general and administrative expenses for our corporate staff and personnel supporting our business segments, having no net impact on our earnings. Of the $18 million change in the underlying securities, $12 million was offset in selling, general and administrative expenses and $6 million was offset in owned and leased hotel expenses. Marketable securities held to fund our Hyatt Gold Passport program and related to our owned and leased hotels, generated a net gain of $4 million in the year ended December 31, 2011 compared to a net gain of $5 million for the year ended December 31, 2010. The gains and losses on securities held to fund our Hyatt Gold Passport program and related to our owned and leased hotels, are offset by corresponding changes to our owned and leased hotel revenues, thus having no net impact on our earnings.

Equity earnings (losses) from unconsolidated hospitality ventures.    Equity earnings from unconsolidated hospitality ventures were $4 million in the year ended December 31, 2011 compared to equity losses of $40 million for the year ended December 31, 2010. During 2011, we recorded an impairment charge of $1 million related to our interest in vacation ownership property. In 2010, we recorded impairment charges of $31 million, which included impairment of interests in hospitality venture properties of $16 million and vacation ownership properties of $15 million. The remaining increase for the year ended December 31, 2011 was primarily due to $13 million of distributions from hospitality venture properties and higher earnings generated by vacation ownership properties for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Interest expense.    Interest expense increased by $3 million in the year ended December 31, 2011 compared to the year ended December 31, 2010. The issuance of $500 million aggregate principal amount of senior unsecured notes in August 2011 resulted in a $10 million increase in interest expense for the year ended December 31, 2011 compared to the year ended December 31, 2010. During the year ended December 31, 2011, we recorded a $4 million reduction in interest expense related to capitalized interest on construction projects as compared to a $10 million reduction in interest expense recorded for the year ended December 31, 2010. In 2010, we repaid one hotel loan and extinguished debt related to the Hyatt Regency Princeton in a deed in lieu of foreclosure transaction, which resulted in a decrease of $7 million in interest expense during the year ended December 31, 2011 compared to the year ended December 31, 2010. During the year ended December 31, 2011, we reversed $4 million of interest expense, which had been expensed in prior years, related to interest on value added tax penalties that were waived in the current year. For further information on these transactions refer to Note 10 of the consolidated financial statements included in this annual report.

Gains (losses) on sales of real estate.    During 2011, we sold six Hyatt Place and two Hyatt Summerfield Suites properties to a new joint venture that an affiliate of the Company formed with a third party. The properties were sold for a combined sale price of $110 million, or $90 million net of our $20 million contribution to the new joint venture, resulting in a pre-tax loss of $2 million. During 2010, we sold the Hyatt Regency Greenville, Hyatt Lisle, Hyatt Deerfield, and Hyatt Rosemont for a combined $64 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of $26 million. We entered into long-term franchise agreements for each of these properties sold during the course of 2011 and 2010, and therefore recognized the full gain or loss on sale of real estate in our consolidated statements of income (loss) in the period of sale.

Asset impairments.    Asset impairments, which are recorded, as necessary, based on our regular evaluation of assets for impairment, were $6 million and $44 million for the years ended December 31, 2011 and 2010, respectively. The $6 million impairment charge in 2011 was primarily due to an impairment of inventory related to our vacation ownership business related to change in management’s assumptions regarding future sales volume and pricing of unsold vacation ownership intervals. In three of these vacation ownership properties, our ownership interest is less than 100%. As a result, $1 million of this impairment charge is attributable to our partners and reflected in net loss attributable to noncontrolling interest, resulting in a net total impairment charge attributable to Hyatt Hotels Corporation of $5 million.

The $44 million in impairment charges in 2010 included:

•

an impairment charge of $30 million due to a change in management’s plans for future development of two multi-phase vacation ownership properties. In one of these vacation ownership properties, our ownership interest is less than 100%. As a result, $9 million of this impairment charge is attributable to our partner and is reflected in net loss attributable to noncontrolling interests. As a result the net total impairment charge attributable to Hyatt Hotels Corporation is $21 million;

•	a $10 million impairment charge based on an estimate of net realizable value in connection with a planned sale of a Company owned airplane; and

•	a $3 million impairment of property and equipment in our owned and leased hotel segment.

Other income (loss), net.    Other income (loss), net, decreased by $82 million in the year ended December 31, 2011 compared to the year ended December 31, 2010. For the year ended December 31, 2011, interest income was more than offset by losses on other marketable securities, losses from sublease agreements and transaction costs associated with the purchase of hotels and other assets from LodgeWorks. The year ended December 31, 2010 included a gain on extinguishment of debt, interest income and gains on other marketable securities. The table below provides a breakdown of other income (loss), net for the years ended December 31, 2011 and 2010:

(in millions except percentages)	Year Ended December 31,
	2011	2010	Better / (Worse)
Interest income	$23	$21	$2
Gains (losses) on other marketable securities	(13)	19	(32)
Foreign currency losses	(5)	(3)	(2)
Provisions on hotel loans	(4)	(1)	(3)
Gain on extinguishment of debt (1)	—	35	(35)
Transaction costs (2)	(5)	—	(5)
Other (3)	(7)	—	(7)

Other income (loss), net	$(11)	$71	$(82)

(1)	During 2010, we extinguished $45 million of mortgage debt for a majority owned property, as a result of executing a deed in lieu of foreclosure transaction with the lender. The deed was transferred to the lender on September 30, 2010 and at that time a gain on extinguishment of debt of $35 million was recorded. See Note 8 to our consolidated financial statements included in this annual report for further detail.
(2)	Amount represents transaction costs incurred primarily to acquire hotels and other assets from LodgeWorks. See Note 8 to our consolidated financial statements included in this annual report for further detail.
(3)	Includes losses from two sublease agreements recorded in 2011, one of which was agreed to with a related party.

(Provision) benefit for income taxes.    Income taxes for the years ended December 31, 2011 and 2010 was a benefit of $28 million and a provision of $37 million respectively, which resulted in effective income tax rates of (33.9)% for 2011 and 42.0% for 2010.

The effective tax rate for 2011 of (33.9)% differed from the U.S. statutory federal income tax rate of 35% primarily due to a benefit of $30 million related to foreign tax credits generated by a deemed distribution from foreign subsidiaries, a benefit of $17 million related to a settlement of a tax issue in a foreign jurisdiction and the release of a valuation allowance of $13 million against certain foreign net operating losses. In addition, the effective tax rate was further reduced by taxes at rates below the U.S. rate at our foreign-based operations. These items are offset by $13 million of net increases to our domestic uncertain tax positions (inclusive of interest and penalties).

The effective tax rate for 2010 of 42.0% differed from the U.S. statutory federal income tax rate of 35% due to the mix of U.S. operating losses with earnings from our foreign-based operations. The tax benefit of U.S. losses and losses in certain foreign jurisdictions were offset by taxes against income earned by our foreign-based operations, an increase in unrecognized tax benefits totaling $11 million and an increase in nondeductible deferred compensation of $6 million.

Discontinued operations.    There was no activity from discontinued operations in 2011. During 2010, we sold a residential property for a gain of $6 million, net of taxes. We also sold a non-Hyatt branded hotel for a gain of $1 million, net of taxes. We recognized $3 million of a net loss from discontinued operations for the year ended December 31, 2010, which was primarily driven by impairment charges related to the non-Hyatt branded hotel. We have no continuing involvement with either property.

Net loss attributable to noncontrolling interests.    Net loss attributable to noncontrolling interests decreased by $9 million in 2011 compared to 2010, primarily due to the 2010 portion of an impairment charge attributable to the noncontrolling interest in one of our consolidated vacation ownership properties, which is included in Corporate and other.

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

Owned and Leased Hotels.    Revenues increased by $20 million in the year ended December 31, 2011 compared to the year ended December 31, 2010, which included $25 million in net favorable currency impact. Worldwide comparable hotel revenues increased $111 million in 2011 as compared to 2010 after excluding the North America hotels under significant renovation. Revenue growth at our comparable full service owned hotels was primarily due to strong transient demand, which also yielded higher average daily rates. Offsetting this increase were the comparable North American hotels undergoing significant renovations, which had revenue declines of $25 million for 2011 as compared to 2010. Further, non-comparable owned and leased hotel revenues decreased $66 million primarily driven by hotels sold or transferred during 2010 and 2011. During the year ended December 31, 2011, we removed eleven properties from the comparable owned and leased hotel results and moved them to noncomparable owned and leased hotel results. The negative impact of the sold and transferred hotels was partially offset by increased revenues for a noncomparable hotel opened in 2010 and 23 hotels purchased during 2011.

	Year Ended December 31,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2011	2010	Better / (Worse)	2011	2010	Change in Occ % pts	2011	2010	Better / (Worse)
Full Service	$140	$133	5.5%	70.9%	69.5%	1.4%	$197	$191	3.3%
Select Service	71	65	8.4%	77.0%	74.8%	2.2%	92	87	5.4%
Total Owned and Leased Hotels	122	116	5.9%	72.5%	70.8%	1.7%	169	163	3.5%

	Year Ended December 31,
(in millions except percentages)	2011	2010	Better / (Worse)
Segment Revenues	$1,879	$1,859	$20	1.1%
Segment Adjusted EBITDA	$400	$356	$44	12.4%

Adjusted EBITDA increased by $44 million, which included $6 million in favorable currency effects, in the year ended December 31, 2011 compared to the year ended December 31, 2010. Our owned and leased results were driven by performance at our comparable owned and leased properties, which improved $34 million for the year ended December 31, 2011 compared to the same period in 2010, due to increased demand and increased average daily rates, partially offset by higher compensation and related expenses. Additionally, we had improvements of $10 million in our Adjusted EBITDA at our joint venture hotels due to newly formed joint ventures and improved performance at existing joint venture properties. Included in the joint venture improvements are $5 million for the year ended December 31, 2011 related to joint ventures we entered into in conjunction with dispositions of previously wholly owned properties. Noncomparable hotels were flat for the year ended December 31, 2011 compared to the same period in 2010, as increases from a hotel opened in 2010 and newly purchased hotels were offset by the decreases for sold or transferred hotels.

North American management and franchising.    North American management and franchising revenues increased by $129 million in the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to increased revenues from managed properties of $106 million. The increase in costs reimbursements from managed properties was primarily driven by increases in hotel payroll expense, partially due to newly converted hotels. Management and franchise fees increased $23 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. The primary drivers of the fee increase were base management fees and franchise fees, which increased $11 million and $9 million, respectively. Franchise fees have increased primarily due to newly converted hotels and improved performance at existing hotels. Base management fee increases have been primarily driven by comparable hotel revenue increases and newly converted hotels. Our full service hotels RevPAR improvement was primarily driven by growth in transient occupancy and rate. Group business had modest rate increases, while occupancy was approximately flat for the year ended December 31, 2011 compared to the year ended December 31, 2010. The RevPAR increase at our comparable select service properties for the year ended December 31, 2011 as compared to 2010 was driven by both occupancy and rate growth. During the year ended December 31, 2011 we removed three properties from the comparable North America full service systemwide hotels. During the year ended December 31, 2011 we removed one property from the comparable North America select service systemwide hotels.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR			Occupancy			ADR
	2011	2010	Better / (Worse)	2011	2010	Change in Occ % pts	2011	2010	Better / (Worse)
North American Full Service	$116	$109	6.7%	71.5%	69.1%	2.4%	$162	$158	3.0%
North American Select Service	71	65	8.8%	74.1%	70.4%	3.7%	96	93	3.4%

	Year Ended December 31,
(in millions except percentages)	2011	2010	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$216	$193	$23	11.9%
Other Revenues from Managed Properties	1,389	1,283	106	8.3%

Total Segment Revenues	$1,605	$1,476	$129	8.7%

Segment Adjusted EBITDA	$167	$145	$22	15.2%

Adjusted EBITDA improved by $22 million in the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to a $23 million increase in management and franchise fees. Additionally, expenses under contractual performance obligations decreased $2 million due to better hotel performance for the year ended December 31, 2011 as compared to 2010. These improvements were partially offset by increased compensation and related expenses of $3 million for the year ended December 31, 2011 compared to the same period in 2010.

International management and franchising.    International management and franchising revenues increased by $5 million in the year ended December 31, 2011 compared to the year ended December 31, 2010, which was primarily driven by $6 million in net favorable currency impact. Management and franchise fees increased $13 million for the year ended December 31, 2011 due primarily to a 8.1% increase (or 3.9% increase, excluding the favorable currency impact) in RevPAR for our comparable systemwide international full service hotels. This RevPAR improvement was primarily the result of increased average daily rates. Excluding the favorable currency impact, RevPAR grew in each of our regions except for Europe and the Middle East which was approximately flat for 2011 as compared to 2010. The Asia Pacific results were driven by strength in China (excluding Shanghai), Hong Kong, Macau and Southeast Asia, partially offset by last year’s World Expo in Shanghai and Japan’s slow recovery from the natural disaster that occurred in March 2011. Latin America and parts of Southwest Asia also showed strong results in 2011 as compared to 2010. Within Europe, Africa and the Middle East, Egypt and Amman continued to be impacted negatively by the political unrest experienced in the first quarter of 2011. Of the $13 million increase in fees during the year ended December 31, 2011, $5 million was in incentive fees, $4 million was in base fees, and $4 million was in other fees. During the year ended December 31, 2011, five properties were removed from the comparable international full service systemwide hotels.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR			Occupancy			ADR
	2011	2010	Better / (Worse)	2011	2010	Change in Occ % pts	2011	2010	Better / (Worse)
International Full Service	$153	$141	8.1%	65.6%	65.2%	0.4%	$233	$217	7.4%

	Year Ended December 31,
(in millions except percentages)	2011	2010	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$155	$142	$13	9.2%
Other Revenues from Managed Properties	60	68	(8)	(11.8)%

Total Segment Revenues	$215	$210	$5	2.4%

Segment Adjusted EBITDA	$87	$76	$11	14.5%

Adjusted EBITDA increased by $11 million in the year ended December 31, 2011 compared to the year ended December 31, 2010, which included $1 million in net favorable currency effects. The increase in Adjusted EBITDA was partially driven by improved management and franchise fees of $13 million in the year ended December 31, 2011 compared to the same period in 2010. Additionally, Adjusted EBITDA benefited during the year ended December 31, 2011 due to a decrease in bad debt expense of $8 million, primarily from recoveries of amounts expensed in prior years as uncollectible. Partially offsetting these improvements was increased compensation and related expenses of $9 million during the year ended December 31, 2011 as compared to the same period in 2010.

Corporate and other.    Corporate and other includes unallocated corporate expenses, the results of our vacation ownership business, and the results of our co-branded credit card launched in 2010. Revenues increased by $20 million in the year ended December 31, 2011 compared to the year ended December 31, 2010, which was driven by increased revenues for our co-branded credit card of $11 million, as the program began during the third quarter of 2010 and grew throughout 2011. Revenues for our vacation ownership business increased $9 million due to increased contract sales.

(in millions except percentages)	Year Ended December 31,
	2011	2010	Better / (Worse)
Corporate and other Revenues	$82	$62	$20	32.3%
Corporate and other Adjusted EBITDA	$(116)	$(101)	$(15)	(14.9)%

Adjusted EBITDA decreased $15 million in the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to an increase in selling, general, and administrative expenses of $14 million. This increase was primarily due to unallocated corporate compensation and related expenses of $8 million, increased sales and marketing expenses related to our vacation ownership business of $3 million, and other unallocated miscellaneous expenses increases of $3 million. The $20 million increase in revenues was mostly offset by the $21 million increase in other directs costs related to our co-branded credit card and vacation ownership business for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Eliminations.    Eliminations of $83 million and $80 million for the year ended December 31, 2011 and 2010, respectively, primarily represent fees charged by our management and franchising segments to our owned and leased hotels for managing their operations.

Non-GAAP Measure Reconciliation

The following table sets forth Adjusted EBITDA by segment for the years ended December 31, 2011 and 2010. For a discussion of our definition of Adjusted EBITDA, how we use it, why we present it and material limitations on its usefulness, see “—Key Business Metrics Evaluated by Management.”

(in millions, except percentages)	Year Ended December 31,
	2011	2010	Better / (Worse)
Owned and leased hotels	$400	$356	$44	12.4%
North American management and franchising	167	145	22	15.2%
International management and franchising	87	76	11	14.5%
Corporate and other	(116)	(101)	(15)	(14.9)%

Consolidated Adjusted EBITDA	$538	$476	$62	13.0%

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation in the years ended December 31, 2011 and 2010:

(in millions)	Year Ended December 31,
	2011	2010
Adjusted EBITDA	$538	$476
Equity earnings (losses) from unconsolidated hospitality ventures	4	(40)
Gains (losses) on sales of real estate	(2)	26
Asset impairments	(6)	(44)
Other income (loss), net	(11)	71
Discontinued operations, net of tax	—	4
Net loss attributable to noncontrolling interests	2	11
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(78)	(68)

EBITDA	447	436
Depreciation and amortization	(305)	(279)
Interest expense	(57)	(54)
(Provision) benefit for income taxes	28	(37)

Net income attributable to Hyatt Hotels Corporation	$113	$66

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Consolidated Results

(In millions, except percentages)	Year Ended December 31,
	2010	2009	Better / (Worse)
REVENUES:
Total revenues	$3,527	$3,330	$197	6%

DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	1,493	1,460	(33)	(2)%
Depreciation and amortization	279	269	(10)	(4)%
Other direct costs	3	13	10	77%
Selling, general, and administrative	276	261	(15)	(6)%
Other costs from managed properties	1,368	1,278	(90)	(7)%

Direct and selling, general, and administrative expenses	3,419	3,281	(138)	(4)%
Net gains and interest income from marketable securities held to fund operating programs	21	29	(8)	(28)%
Equity losses from unconsolidated hospitality ventures	(40)	(13)	(27)	(208)%
Interest expense	(54)	(56)	2	4%
Gain on sale of real estate	26	—	26	100%
Asset impairments	(44)	(12)	(32)	(267)%
Other income (loss), net	71	(48)	119	248%

INCOME (LOSS) BEFORE INCOME TAXES	88	(51)	139	273%
(PROVISION) BENEFIT FOR INCOME TAXES	(37)	8	(45)	(563)%

INCOME (LOSS) FROM CONTINUING OPERATIONS	51	(43)	94	219%
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	4	(3)	7	233%

NET INCOME (LOSS)	55	(46)	101	220%
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	11	3	8	267%

NET INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$66	$(43)	$109	253%

Revenues.    Consolidated revenues in the year ended December 31, 2010 increased $197 million, or 6%, compared to the year ended December 31, 2009, including $14 million in net favorable currency effects and a $90 million increase in other revenues from managed properties. The increase in other revenues from managed properties was due to higher costs reimbursed by managed properties, driven by higher occupancy levels and revenues. Included in other revenues from managed properties is a decrease of $7 million in benefits costs resulting from decreased performance of the underlying assets for benefit programs funded through rabbi trusts. These expenses are offset in other costs from managed properties, thus having no net impact to our earnings. Excluding this amount, other revenues from managed properties increased $97 million, or 8%, in the year ended December 31, 2010 compared to the year ended December 31, 2009. Comparable owned and leased hotel revenue increased $107 million over the same period, which includes net favorable currency effects of $10 million. Non-comparable owned and leased hotel revenue decreased $28 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. This decrease reflected the sale of six hotels in 2010, with the largest impact attributable to the Hyatt Regency Boston in the first quarter of 2010 partially offset by increases in revenues for a hotel opened in 2010. The remaining increase in revenues related primarily to increased management and franchise fees of $32 million in our management and franchising segments. Included in consolidated management fees for the year ended December 31, 2010 were base management fees of $132 million, a 12% increase from 2009, and incentive management fees of $93 million, an 18% increase from 2009. These increases in hotel revenue and management fees were primarily driven by an increase in demand which was reflected in higher occupancy levels particularly from group business in North America and higher transient demand in international markets. Incentive management fees increased due to higher hotel operating profits at comparable hotels, fees generated at hotels opened in 2010 and improved performance at hotels opened in 2009. Corporate and other revenues represent the revenues of our vacation ownership business, which decreased $5 million or 7.5% as a result of a decrease in revenue recognized for sales contracts written in prior periods. The table below provides a breakdown of revenues by segment for the years ended December 31, 2010 and 2009. For further discussion of segment revenues for the periods presented, please refer to “—Segment Results.”

(in millions, except percentages)	Year Ended December 31,
	2010	2009	Better / (Worse)
Owned and leased hotels	$1,859	$1,780	$79	4.4%
North American management and franchising	1,476	1,387	89	6.4%
International management and franchising	210	176	34	19.3%
Corporate and other	62	67	(5)	(7.5)%
Eliminations	(80)	(80)	—	—

Consolidated revenues	$3,527	$3,330	$197	5.9%

Owned and leased hotels expense.    Expenses for owned and leased hotels increased by $33 million in the year ended December 31, 2010 compared to the year ended December 31, 2009. Expenses recognized with respect to our employee benefit programs funded through rabbi trusts decreased $5 million driven by the performance of the underlying invested assets during the year ended December 31, 2010 as compared to the year ended December 31, 2009. These expenses are fully offset by corresponding net gains and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings. Excluding this impact, owned and leased hotel expenses increased $38 million in the year ended December 31, 2010 as compared to December 31, 2009. The increase was driven primarily by our comparable owned and leased hotels, which had additional expense of $55 million for the period, primarily attributable to higher compensation and related costs, food costs and other variable operating expenses. The increased costs were largely a result of increased hotel occupancy in 2010 as compared to 2009 as a result of improved economic and industry conditions. Partially offsetting these increases were non-comparable owned and leased hotels which represented $17 million of decreased expenses, due primarily to the sale of the Hyatt Regency Boston property in the first quarter of 2010 and five other properties later in the year, partially offset by increased expenses for a hotel that opened in 2010.

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

Interest expense.    Interest expense decreased by $2 million in the year ended December 31, 2010 compared to the year ended December 31, 2009. There was a $13 million reduction in interest expense relating to the repayment of $600 million of senior subordinated notes in May 2009. There was also a $12 million reduction in interest expense due to the repayment of two hotel loans during 2009. This reduction was partially offset by an $18 million increase in interest expense in 2010 related to the issuance of $250 million of 5.750% senior notes due 2015 (the “2015 Notes”) and $250 million of 6.875% senior notes due 2019 (the “2019 Notes”) in August 2009, as well as a $4 million increase in 2010 for facility fees related to our amended revolving credit facility. For further information on these transactions refer to Note 10 of the consolidated financial statements included in this annual report.

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

(in millions except percentages)	Year Ended December 31,
	2010	2009	Better / (Worse)
Interest income	$21	$21	$—	—
Gains on other marketable securities	19	10	9	90.0%
Income from cost method investments (1)	—	22	(22)	(100.0)%
Foreign currency gains (losses)	(3)	5	(8)	(160.0)%
Debt settlement costs (2)	—	(93)	93	100.0%
Provisions on hotel loans (3)	(1)	(9)	8	88.9%
Gain on extinguishment of debt (4)	35	—	35	100.0%
Other (5)	—	(4)	4	100.0%

Other income (loss), net	$71	$(48)	$119	247.9%

(1)	Income from cost method investments for the year ended December 31, 2009 included $22 million in cash distributions from certain non—hospitality real estate partnerships.
(2)	Amount relates to costs associated with the repurchase of senior subordinated notes and early settlement of a subscription agreement. The costs include $88 million of make-whole interest payments and early settlement premiums and a $5 million write-off of deferred financing costs.
(3)	In 2010 we recorded $2 million in provisions related to certain hotel developer loans based on our assessment of their collectability. Additionally, during 2010, we received $1 million of a recovery on an amount previously reserved.
(4)	During 2010, we extinguished $45 million of mortgage debt for a majority owned property, as a result of executing a deed in lieu of foreclosure transaction with the lender. The deed was transferred to the lender on September 30, 2010 and at that time a gain on extinguishment of debt of $35 million was recorded. See Note 8 to our consolidated financial statements included in this annual report for further detail.
(5)	Includes gains (losses) on asset retirements for each period presented.

(Provision) benefit for income taxes.    Income taxes for the years ended December 31, 2010 and 2009 were a provision of $37 million and a benefit of $8 million, respectively, which resulted in effective income tax rates of 42.0% for 2010 and 16.6 % for 2009.

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

Owned and Leased Hotels.    Revenues increased by $79 million in the year ended December 31, 2010 compared to the year ended December 31, 2009. Included in this increase was $10 million of net favorable currency effects. Comparable owned and leased hotel revenues increased $107 million, and were driven by a RevPAR increase of 7.8%. The improvements in RevPAR were driven primarily by increased transient and group occupancy for the full year 2010 as compared to 2009. Group occupancy continued to trend higher over the course of 2010, which resulted in increased room revenue and food and beverage revenues as compared to last year. Transient rates at our full service hotels trended higher over the course of 2010 and finished the year slightly up versus last year. Significant renovations across our owned portfolio reduced our RevPAR by approximately 400 basis points and increased group occupancy reduced available transient room supply over the course of the year. We continue to see improvements across our portfolio, despite having five owned hotels undergoing large renovations, which have impacted their occupancy and average daily rates. Non-comparable owned and leased hotel revenues decreased $28 million primarily due to the sale of the Hyatt Regency Boston and five other properties during 2010, partially offset by a new hotel that opened in 2010. During the year ended December 31, 2010, we removed six properties from the comparable owned and leased hotel results and moved them to non-comparable owned and leased hotel results.

	Year Ended December 31,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2010	2009	Better / (Worse)	2010	2009	Change in Occ % pts	2010	2009	Better / (Worse)
Full Service	$128	$118	7.8%	69.2%	65.2%	4.0%	$184	$181	1.6%
Select Service	67	62	7.6%	75.3%	67.1%	8.2%	89	93	(4.1)%
Total Owned and Leased Hotels	$111	$103	7.8%	70.9%	65.7%	5.2%	$157	$157	—%

	Year Ended December 31,
(in millions except percentages)	2010	2009	Better / (Worse)
Segment Revenues	$1,859	$1,780	$79	4.4%
Segment Adjusted EBITDA	$356	$302	$54	17.9%

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

North American management and franchising.    North American management and franchising revenues increased by $89 million in the year ended December 31, 2010 compared to the year ended December 31, 2009. Other revenues from managed properties increased $77 million for the year ended December 31, 2010 compared to the year ended December 31, 2009 due to increased cost reimbursements from our managed properties, which grew as higher occupancy increased variable costs. Management and franchise fees increased $12 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. Improvements in base fees were primarily driven by the effects of a 4.1% increase in comparable systemwide North American full service RevPAR. The increase in base fees was partially offset by declines in incentive fees largely due to significant renovations at full service properties, which reduced the profitability at these hotels. Franchise and other fees increased due to improved profitability across our select service portfolio combined with an increase in the number of franchised hotels in 2010 as compared to 2009. RevPAR at our select service hotels in the year ended December 31, 2010 increased by 7.3% compared to the year ended December 31, 2009. During the year ended December 31, 2010, we did not remove any properties from the comparable North America full service systemwide hotels nor did we remove any properties from the the comparable North America select service systemwide hotels.

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

International management and franchising.    International management and franchising revenues increased by $34 million in the year ended December 31, 2010 compared to the year ended December 31, 2009 and included $4 million in net favorable currency impact. The $20 million increase in fees was driven by comparable systemwide international full service hotels due to a 16.9% increase (or 12.6% increase, excluding the favorable currency impact) in RevPAR during the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase resulted from occupancy and rate growth with particularly strong RevPAR results from our hotels in Asia, especially China. During the year ended December 31, 2010 we did not remove any properties from the comparable international full service systemwide hotels.

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

Inflation

We do not believe that inflation had a material effect on our business in 2011, 2010 or 2009.

Liquidity and Capital Resources

Overview

We finance our business primarily with existing cash, short-term investments and cash generated from our operations. As part of our business strategy we also recycle capital by using net proceeds from dispositions to support our acquisitions and new investment opportunities. When appropriate, we also borrow cash under our revolving credit facility or from other third party sources, and may also raise funds by issuing debt or equity securities as necessary. We maintain a cash investment policy that emphasizes preservation of capital. We had cash and cash equivalents and short-term investments of $1,122 million and $1,634 million at December 31, 2011 and 2010, respectively. We believe that our cash position, short-term investments and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives in the foreseeable future.

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

Recent Transactions Affecting Our Liquidity and Capital Resources

During 2011, we acquired hotels and other assets from LodgeWorks, resulting in an aggregate purchase of 20 hotels, branding and management rights to an additional four hotels and other assets for a price of approximately $661 million.

In August 2011, we issued $250 million of 3.875% senior notes due 2016 (the “2016 Notes”) and $250 million of 5.375% senior notes due 2021 (the “2021 Notes”). See “—Senior Notes.” We intend to use the proceeds for general corporate purposes.

In September 2011, we entered into an Amended and Restated Credit Agreement with a syndicate of lenders that provides for a $1.5 billion senior unsecured revolving credit facility that matures in September 2016. This restated our existing $1.1 billion facility which was scheduled to mature in June 2012. For a detailed discussion of the revolving credit facility, see “—Revolving Credit Facility.”

In May 2011, we repurchased 8,987,695 shares of our outstanding Class B common stock for approximately $396 million.

In 2010, we established an investment program for the purpose of investing our excess available cash. This program includes investment in highly liquid and transparent commercial paper, corporate notes and bonds, U.S. treasuries and U.S. agencies, which allows for the investments to be readily liquidated without any significant costs.

Sources and Uses of Cash

At December 31, 2011, we had cash and cash equivalents of $534 million compared to cash and cash equivalents of $1,110 million at December 31, 2010 and $1,327 million at December 31, 2009.

	Year Ended December 31,
(in millions)	2011	2010	2009
Cash provided by (used in):
Operating activities	$393	$450	$276
Investing activities	(1,015)	(663)	(427)
Financing activities	56	(39)	1,056
Cash provided by discontinued operations	—	27	—
Effects of changes in exchange rate on cash and cash equivalents	(10)	8	(6)

Net change in cash and cash equivalents	$(576)	$(217)	$899

As of December 31, 2011, we have determined that undistributed net earnings of $252 million of certain foreign subsidiaries would be indefinitely reinvested in operations outside the United States. These earnings could become subject to additional taxes if remitted as dividends, loaned to a U.S. affiliate, or if we sold our interest in the affiliates; the resulting U.S. income tax liabilities could be offset, in whole or in part, by credits allowable for taxes paid to foreign jurisdictions.

Cash Flows from Operating Activities

Cash flows provided by operating activities totaled $393 million in the year ended December 31, 2011 compared to $450 million in the year ended December 31, 2010. Cash flow from operations was positively impacted in 2011 by increased cash generated by operating performance across all segments but the increase was more than offset by a significant tax refund received in the fourth quarter of 2010.

Cash flows provided by operating activities totaled $450 million in the year ended December 31, 2010 compared to $276 million in the year ended December 31, 2009. Cash flow increased significantly in 2010 compared to 2009, as 2010 was positively impacted by increased cash generated by operating performance across all segments, while 2009 was negatively impacted by the early settlement of the subscription agreement described in Note 10 to our consolidated financial statements (of which $77 million was a use of cash) and the economic recession. These increases were partially offset by the Company’s funding of its deferred compensation plans in the second quarter of 2010.

Cash Flows from Investing Activities

Cash flows used in investing activities totaled $1,015 million in the year ended December 31, 2011 compared to cash used in investing activities of $663 million in the year ended December 31, 2010. During 2011, we acquired 20 hotels, branding and management rights to an additional four hotels and other assets from LodgeWorks for a total purchase price of approximately $661 million, of which approximately $639 million was paid during the year and approximately $20 million was placed into an escrow account pursuant to a holdback agreement. The amount in escrow is classified as restricted cash on our consolidated balance sheet. During the year ended December 31, 2011, we acquired three properties in California for a total purchase price of approximately $77 million. In the year ended December 31, 2011, we invested a total of $130 million in marketable securities, short-term investments and unconsolidated hospitality ventures, compared to $482 million in 2010. For the years ended December 31, 2011 and 2010, capital expenditures were $331 million and $310 million, respectively, (see “Capital Expenditures” below). During the year ended December 31, 2011, we entered into an agreement with a third party to sell eight properties for a combined sales price of $110 million ($90 million, net of $20 million contributed to a new joint venture) and we also sold a Company owned airplane for $18 million, net of closing costs. During the year ended December 31, 2010, we received $136 million in proceeds from the sale of real estate, which is net of $97 million in restricted cash for a potential like-kind exchange transaction. The $97 million in restricted cash as of December 31, 2010 was transferred from escrow to cash and cash equivalents during 2011.

Cash flows used in investing activities totaled $427 million in the year ended December 31, 2009. During 2009, we invested a total of $132 million in marketable securities, short-term investments and unconsolidated hospitality ventures. For the year ended December 31, 2009, capital expenditures were $216 million, (see “Capital Expenditures” below). Included in the $136 million net proceeds from the sale of real estate in 2010 is $113 million related to the sale of the Hyatt Regency Boston property, which was acquired in 2009 for $109 million, net of cash received.

Cash Flows from Financing Activities

Cash flows provided by financing activities totaled $56 million in the year ended December 31, 2011 compared to cash used in financing activities of $39 million in the year ended December 31, 2010. In August 2011, we issued $250 million of 2016 Notes and $250 million of 2021 Notes, which resulted in $494 million in net proceeds, after deducting discounts and offering expenses payable by the Company of approximately $4 million. During the year ended December 31, 2011, we repurchased 8,987,695 shares of Class B common stock for approximately $396 million. Additionally, during the year ended December 31, 2011, we received $25 million from a loan that we assigned to a newly formed joint venture formed for the purpose of owning and operating the Hyatt Regency Minneapolis. The loan was obtained during the first quarter of 2011 and the proceeds from the loan were retained by the Company. During the year ended December 31, 2011, we had $54 million in debt repayments, which primarily related to $53 million used to pay off a 9.26% fixed rate mortgage. During the year ended December 31, 2010, we had repayments of long-term debt of $39 million, which primarily related to $31 million used to pay off a 10.07% fixed rate mortgage. During the years ended December 31, 2011 and 2010, we had no drawings on our revolving credit facility.

The following is a summary of our debt to capital ratios as of December 31, 2011 and December 31, 2010:

(in millions, except percentages)	December 31, 2011	December 31, 2010
Consolidated debt (1)	$1,225	$771
Stockholders’ equity	4,818	5,118

Total capital	6,043	5,889
Total debt to total capital	20.3%	13.1%
Consolidated debt (1)	1,225	771
Less: Cash and cash equivalents and short-term investments	1,122	1,634

Net consolidated debt (cash and short-term investments)	103	(863)
Net debt to total capital	1.7%	(14.7)%

(1)	Excludes approximately $543 million and $512 million of our share of unconsolidated hospitality venture indebtedness as of December 31, 2011 and 2010, respectively, substantially all of which is non-recourse to us.

Cash flows used in financing activities totaled $39 million in the year ended December 31, 2010 compared to $1,056 million of cash provided by financing activities during the year ended December 31, 2009. In 2009, we repurchased $600 million in outstanding senior subordinated notes from investors and paid down the net balance of $30 million outstanding on our revolving credit facility as well as $23 million in capital lease obligations. In connection with the settlement of the subscription agreement in May 2009, we sold 10.9 million shares of common stock to existing investors for a purchase price of $600 million. In addition, we issued additional shares of common stock to investors in exchange for cash of $755 million, net of transaction costs of $4 million. On August 10, 2009, we issued $250 million of 2015 Notes and $250 million of 2019 Notes. The proceeds were used to repay $249 million of secured debt and settle $13 million of swap agreements. Additionally, we raised $127 million from our issuance of Class A common stock in our initial public offering in November 2009.

Cash Flows from Discontinued Operations

Cash flows provided by discontinued operations were $27 million during the year ended December 31, 2010. In 2010, we sold an apartment building located adjacent to the Park Hyatt Washington D.C. for $22 million in net proceeds, as well as the Amerisuites Orlando for $5 million in net proceeds. We have no continuing involvement in these properties. In 2011 and 2009 there were no cash flows provided by discontinued operations.

Capital Expenditures

We routinely make capital expenditures to enhance our business. We divide our capital expenditures into maintenance, enhancements to existing properties and investment in new facilities.

During the year ended December 31, 2011, we made total capital expenditures of $331 million, which included $226 million for enhancements to existing properties, $92 million for maintenance, and $13 million for investment in new facilities. During the year ended December 31, 2010, we made total capital expenditures of $310 million, which included $61 million for two parcels of land in Latin America that we intend to use for future hotel development and $46 million related to a recently opened property in New York. During 2009, our total capital expenditures were $216 million, which included $69 million related to the same property in New York.

Senior Notes

The following table sets forth the principal, maturity and interest rate of our senior unsecured notes described below (collectively, the “Senior Notes”). Interest on the Senior Notes is payable semi-annually.

Description	Principal Amount
5.750% senior notes due 2015	$250,000,000
3.875% senior notes due 2016	$250,000,000
6.875% senior notes due 2019	$250,000,000
5.375% senior notes due 2021	$250,000,000
Total	$1,000,000,000

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

If a change of control triggering event occurs, as defined in the indenture governing the Senior Notes, we will be required to offer to purchase the Senior Notes at a price equal to 101% of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase. We may also redeem some or all of the Senior Notes at any time prior to their maturity at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption plus a make-whole amount.

We are in compliance with all applicable covenants under the indenture governing our Senior Notes as of December 31, 2011.

Revolving Credit Facility

In September 2011, we entered into an Amended and Restated Credit Agreement with a syndicate of lenders that amended and restated our prior revolving credit facility to increase the borrowing availability under the facility from $1.1 billion to $1.5 billion and extend the facility’s expiration from June 29, 2012 to September 9, 2016. The revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper back-up and permitted investments and acquisitions.

The average daily borrowings under the revolving credit facility were $0, $0, and $41 million for the years ended December 31, 2011, 2010 and 2009, respectively. There was no outstanding balance on this credit facility at December 31, 2011 or the prior facility as of December 31, 2010. We do, however, have $99 million and $71 million in outstanding undrawn letters of credit that are issued under our revolving credit facility (and reduce the availability thereunder) as of December 31, 2011 and 2010, respectively. As of December 31, 2011, we had available borrowing capacity of $1.4 billion under our revolving credit facility, net of outstanding undrawn letters of credit.

All of our borrowings under our revolving credit facility are guaranteed by substantially all of our material domestic subsidiaries, as defined in the revolving credit facility. All guarantees are guarantees of payment and performance and not of collection.

Interest rates on outstanding borrowings are either LIBOR-based or based on an alternate base rate, with margins in each case based on our credit rating or, in certain circumstances, our credit rating and leverage ratio. As of December 31, 2011, the interest rate for a one month LIBOR borrowing would have been 1.670%, or LIBOR, of 0.295%, plus 1.375%.

Borrowings under our revolving credit facility bear interest, at our option, at either one-, two-, three- or six-month LIBOR plus a margin ranging from 0.675% to 1.975% per annum (plus any mandatory costs, if applicable) or the alternative base rate plus a margin ranging from 0.000% to 0.975% per annum, in each case depending on our credit rating by either S&P or Moody’s or, in certain circumstances, our credit rating and leverage ratio. Borrowings under our swingline subfacility will bear interest at a per annum rate equal to the alternate base rate plus the applicable percentage for revolving loans that are alternate base rate loans. We are also required to pay letter of credit fees with respect to each letter of credit equal to the applicable margin for LIBOR on the face amount of each letter of credit. In addition, we must pay a fronting fee to the issuer of each letter of credit of 0.10% per annum on the face amount of such letter of credit.

The revolving credit facility also provides for a facility fee ranging from 0.125% to 0.275% of the total commitment of the lenders under the revolving credit facility (depending on our credit rating by either S&P or Moody’s or, in certain circumstances our credit rating and leverage ratio). The facility fee is charged regardless of the level of borrowings.

In the event we no longer have a credit rating from either S&P or Moody’s or our rating falls below BBB-/Baa3, with respect to borrowings under our revolving credit facility (a) such borrowings will bear interest at either LIBOR plus 1.725% or 1.975% per annum or the alternative base rate referenced above plus 0.725% or 0.975% per annum, in each case, depending on our leverage ratio and (b) the facility fee will be 0.275%.

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

Our revolving credit facility also requires us to meet the following financial covenants at all times, each measured quarterly:

•

a leverage ratio based upon the ratio of (1) Consolidated Adjusted Funded Debt (as defined in the revolving credit facility) to (2) Consolidated EBITDA (as defined in the revolving credit facility) not to exceed 4.5 to 1.0 (subject to certain exceptions);

•

a secured funded debt ratio based upon the ratio of (1) the aggregate principal amount of any funded debt secured by a lien that is owed by us or our subsidiaries, excluding certain debt assumed in connection with an acquisition, in an amount not to exceed $250,000,000, for a period of one year following such acquisition, to (2) the book value of all of our and our subsidiaries’ property and equipment (without giving effect to depreciation and amortization) of less than or equal to 0.30 to 1.00.

We were in compliance with all applicable covenants as of December 31, 2011.

Letters of Credit

We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had a total of $120 million and $79 million in letters of credit outstanding at December 31, 2011 and 2010, respectively. Included in those totals are $99 million and $71 million in letters of credit issued under the revolving credit facility as of December 31, 2011 and 2010, respectively. Also included in those totals are letters of credit issued directly with financial institutions of $21 million and $8 million at December 31, 2011 and 2010, respectively. The letters of credit issued directly with financial institutions had weighted average fees of 138 basis points at December 31, 2011. The range of maturity on these letters of credit was up to one year as of December 31, 2011.

Other Indebtedness and Future Debt Maturities

We entered into a thirty-year capital lease for the Hyatt Regency Grand Cypress in 2007. The lease agreement included a commitment to spend $30 million on improvements to the property within the first five years, which has been satisfied. The aggregate amount obligated under this lease was $195 million as of December 31, 2011. The aggregate amount of annual payments under the lease totals $14 million. This lease agreement includes options, at our discretion, to purchase the hotel, including the land, and the adjacent parcel of land. We exercised our option to purchase the adjacent piece of land on August 28, 2007 and the option remains to purchase the hotel, including land, for $190 million in the eighth lease year or in the tenth lease year for $210 million or in the fifteenth lease year for $245 million.

After excluding the $195 million lease obligation described above and $1,006 million of Senior Notes, all other third-party indebtedness as of December 31, 2011 totaled $24 million.

As of December 31, 2011, $4 million of our outstanding debt will mature in the following twelve months. We believe that we will have adequate liquidity to meet requirements for scheduled maturities.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011:

(dollars in millions)		Payments Due by Period
	Total	2012	2013	2014	2015	2016	Thereafter
Debt (1)	$1,373	$53	$52	$53	$306	$290	$619
Capital lease obligations (1)	263	16	16	197	2	2	30
Operating lease obligations	523	31	33	35	29	28	367
Purchase obligations	56	56	—	—	—	—	—
Other long-term liabilities (2)	885	290	258	45	20	2	270

Total contractual obligations	$3,100	$446	$359	$330	$357	$322	$1,286

(1)	Includes principal as well as interest payments. Assumes forward estimates of LIBOR rates and constant foreign exchange rates as of December 31, 2011 for floating rate debt and international debt.
(2)	Primarily consists of deferred compensation plan liabilities and obligations to fund contract acquisition costs, loans to hotel owners or other investments. Excludes $198 million in long-term tax positions due to the uncertainty related to the timing of the reversal of those positions.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at December 31, 2011 included purchase obligations of $56 million, letters of credit of $120 million and surety bonds of $25 million. These amounts are more fully discussed in “—Sources and Uses of Cash—Revolving Credit Facility and—Letters of Credit”, “—Contractual Obligations” and Note 16 to our consolidated financial statements included in this annual report.

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

Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. We had $102 million of goodwill as of December 31, 2011 and 2010. An adverse change to our fair value estimates could result in an impairment charge, which could be material to our earnings. The Company has six reporting units on which we have a goodwill balance as of December 31, 2011. A 10% change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates used in our calculations of the fair values of the reporting units would result in an impairment charge of the entire $14 million goodwill balance of one of our reporting units as of December 31, 2011. The Company will continue to monitor the impact of the current economic environment on the goodwill of our reporting units.

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

Changes in economic and operating conditions impacting these judgments could result in impairments to our long-lived assets in future periods, which could be material to our earnings. We had $4.4 billion and $3.7 billion of long-lived assets and definite-lived intangibles as of December 31, 2011 and 2010, respectively.

Unconsolidated Hospitality Ventures

We record a loss in the value of an unconsolidated hospitality venture that is determined to be an “other than temporary” decline in our consolidated statements of income as an impairment loss. We evaluate the carrying value of our unconsolidated hospitality ventures for impairment by comparing the estimated fair value of the venture to the book value when there is an indication that a loss in value has occurred. If the fair value is less than the book value of the unconsolidated hospitality venture, we use our judgment to determine if the decline in value is temporary or other than temporary. The factors we consider when making this determination include, but are not limited to:

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

As part of the process detailed above we use judgment to determine:

•

whether or not there is an indication that a loss in value has occurred. The final determination of whether a loss in value has occurred is based on our knowledge of the hospitality industry, historical experience, location of the underlying venture property, market conditions and venture-specific information available at the time of the assessment. We realize, however, that the results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis;

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

Changes in economic and operating conditions impacting these judgments could result in impairments to our unconsolidated hospitality ventures in future periods. We had investments of $207 million and $175 million of unconsolidated hospitality ventures accounted for under the equity method as of December 31, 2011 and 2010, respectively.

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws or interpretations thereof). In addition, we are subject to examination of our income tax returns by the IRS and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements. See “Risk Factors—Risks Related to Our Business—We may be liable for proposed tax liabilities and the final amount of taxes paid may exceed the amount of applicable reserves, which could reduce our profits.”

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

Stock Compensation

Overview

In February 2006, we adopted the LTIP as a means of attracting, retaining and incentivizing qualified executives, key employees and nonemployee directors to increase our value and continue our efforts to build and sustain growth. As of December 31, 2011, we had authorized 9,375,000 shares of Class A common stock to be issued under the LTIP.

We are required to determine the fair value of the underlying common stock in order to determine the fair value of stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and performance share units (“PSUs”) granted under the LTIP. Prior to November 5, 2009, the date our Class A common stock commenced trading on the New York Stock Exchange, the stock value was determined by the compensation committee of our board of directors according to the LTIP based on either an independent valuation or using the price paid for a share of common stock between a willing buyer and willing seller, excluding transactions between us and Pritzker family business interests. The compensation committee determined our per share price to be as follows for each of our award grants between January 1, 2008 and November 5, 2009:

Grant Date	Common Stock Fair Value
May 2, 2008	$58.18	(1)
September 11, 2008	58.18	(2)
May 11, 2009	26.00	(3)
October 1, 2009	29.10	(4)

(1)	In accordance with the LTIP, we determined the fair value of our common stock as of December 31, 2007 based on an independent valuation performed contemporaneously with the grant date. The valuation was reviewed and approved by the compensation committee.
(2)	In September 2008, approximately four months following the May grant, we made a single grant in connection with the hiring of a new executive. We continued to use the $58.18 per share value for our September 2008 grant of RSUs, as the total shares granted were immaterial and we did not have an updated valuation or an external transaction on which to base an updated share value, as stipulated by our LTIP.
(3)	In May 2009, we sold additional shares of our common stock to existing stockholders, including third-party stockholders, at $26.00 per share. The price paid per share was between a willing buyer and seller. As a result, and in accordance with the LTIP, the compensation committee used the $26.00 per share value as the basis for our May 11, 2009 grant. The difference between the $26.00 per share value at May 11, 2009 and the $58.18 per share value at September 11, 2008 was caused by a combination of factors, but was primarily driven by the decline in our operating performance resulting from the ongoing economic recession and the other financial and economic disruptions that occurred over this period, which adversely affected demand and equity valuations in the hospitality industry.
(4)	In accordance with the LTIP, we determined the fair value of our common stock based on an independent valuation performed contemporaneously with the grant date. The valuation was prepared in July 2009 as of June 30, 2009 and was reviewed and approved by the compensation committee.

The following table summarizes by grant date the awards granted since January 1, 2008 under our LTIP, as well as the fair value at the date of grant.

Grant Date	Award Type	Number Granted	Fair Value
May 2008	SARs	284,637	$26.00
May 2008	RSUs	206,007	58.18
September 2008	RSUs	20,335	58.18
May 2009	SARs	492,210	14.40
May 2009	RSUs	276,722	26.00
October 2009	SARs	61,121	13.60
October 2009	RSUs	28,565	29.10
December 2009	RSUs	7,500	30.09
March 2010	RSUs	102,252	33.12
March 2010	SARs	386,834	15.93
May 2010	RSUs	466,223	40.96
May 2010	SARs	338,326	19.84
September 2010	RSUs	20,707	39.84
March 2011	SARs	359,062	19.08
March 2011	RSUs	484,685	41.74
March 2011	PSUs	99,660	41.74
June 2011	RSUs	14,124	38.92
September 2011	RSUs	10,493	33.35

The majority of the awards are determined to be classified as equity awards with the fair value being determined on the grant date. We have an insignificant portion of the awards which are expected to be settled in cash and therefore are classified as liabilities. We recognize stock-based compensation expense over the requisite service period of the individual grantee, which generally equals the vesting period. We currently have issued service condition awards and performance-based awards. We have elected to use the straight-line method of expense attribution for the service condition awards. The performance-based awards were first granted in 2011 and vest based on satisfaction of certain performance targets. The number of PSUs that will ultimately vest and be paid out in Class A common stock will range from 0% to 200% of the target amount stated in each executive officer’s award agreement based upon the performance of the Company relative to the applicable performance target. We use the best available estimate of the future achievement of the performance targets and are currently expensing the awards at target over the three year performance period. The PSUs will vest at the end of the performance period only if the performance target is met; there is no interim performance metric. We will continue to access the achievement of the performance targets and may adjust the amount of stock-based compensation expense we recognize related to the performance-based awards.

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

Generally, the expected volatility and expected term assumptions are the main drivers of value under the BSM option-pricing model. Consequently, changes in these assumptions can have a significant impact on the resulting fair value. Due to the limited scope of these awards, a 10% change in the expected volatility or the expected term assumption would result in an immaterial change to our overall compensation expense.

The fair value of our SARs granted since January 2008 was estimated using the BSM option pricing model with the following assumptions:

	March 16, 2011 Grant	May 11, 2010 Grant	March 2, 2010 Grant	October 1, 2009 Grant	May 11, 2009 Grant	May 2, 2008 Grant
Expected Volatility	43.39%	46.27%	45.67%	44.75%	56.50%	40.00%
Expected Life in Years	6.251	6.251	6.251	6.167	6.196	6.208
Risk-free Interest Rate	2.43%	2.69%	2.75%	2.56%	2.42%	3.36%
Annual Dividend Yield	—%	—%	—%	—%	—%	—%

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

We expanded the pool of recipients of stock-based compensation in 2010 and 2011. We expect our non-cash compensation expense to increase over the next two years as this expanded pool of recipients is expected to receive future awards which will have overlapping vesting periods.

Our total unearned compensation under our LTIP program was $16 million and $18 million as of December 31, 2011 and 2010, respectively, for SARs, $30 million and $25 million as of December 31, 2011 and 2010, respectively, for RSUs, and $3 million and $0 as of December 31, 2011 and 2010, respectively, for PSUs. We will record these amounts to compensation expense primarily over the next four years with certain awards extending over the next ten years.

Recent Accounting Pronouncements

Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2011-04 clarify the FASB’s intent about the application of existing fair value measurement requirements and change some requirements for measuring or disclosing information about fair value measurements. The provisions of ASU 2011-04 are effective for public companies in the first reporting period beginning after December 15, 2011. When adopted, ASU 2011-04 is not expected to materially impact our consolidated financial statements.

In June 2011, the FASB released Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires companies to present total comprehensive income, the components of net income, and the components of other comprehensive income in either a continuous statement or in two separate but consecutive statements. The amendments of ASU 2011-05 eliminate the option for companies to present the components of other comprehensive income within the statement of changes of stockholders’ equity. The provisions of ASU 2011-05 are effective for public companies in fiscal years beginning after December 15, 2011. When adopted, ASU 2011-05 will change our presentation of comprehensive income within our consolidated financial statements.

In September 2011, the FASB released Accounting Standards Update No. 2011-08 (“ASU 2011-08”), Intangibles-Goodwill and Other (Topic 350): Testing for Goodwill Impairment. ASU 2011-08 gives companies the option to perform a qualitative assessment before calculating the fair value of the reporting unit. Under the guidance in ASU 2011-08, if this option is selected, a company is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The provisions of ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption is permitted. We have elected not to early adopt the provisions of ASU 2011-08, but when adopted, we do not expect ASU 2011-08 to materially impact our consolidated financial statements.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-10 (“ASU 2011-10”), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. When adopted, ASU 2011-10 is not expected to materially impact our consolidated financial statements.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-11 (“ASU 2011-11”), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires companies to provide new disclosures about offsetting and related arrangements for financial instruments and derivatives. The provisions of ASU 2011-11 are effective for annual reporting periods beginning on or after January 1, 2013, and are required to be applied retrospectively. When adopted, ASU 2011-11 is not expected to materially impact our consolidated financial statements.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-12 (“ASU 2011-12”), Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of ASU 2011-12 are effective for public companies in fiscal years beginning after December 15, 2011. When adopted, ASU 2011-12 is not expected to materially impact our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At December 31, 2011, we were a party to hedging transactions including the use of derivative financial instruments, as discussed below.

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

In December 2009, we entered into three $25 million interest rate swap contracts, each of which expires on August 15, 2015, and effectively converts a total of $75 million of the debt outstanding under our 2015 Notes to floating rate debt based on three-month LIBOR plus a fixed rate component. In February 2010, we entered into one additional interest rate swap contract, which also expires on August 15, 2015 and effectively converts an additional $25 million of the 2015 Notes, for a total of $100 million, to floating rate debt based on three-month LIBOR plus a fixed rate component. During 2011, we entered into four additional interest rate swap contracts, each of which expires on August 15, 2015 and, combined, effectively converts an additional $100 million of the 2015 Notes, for a total of $200 million, to floating rate debt based on three-month LIBOR plus a fixed rate component. The fixed rate component of each swap varies by contract, ranging from 2.68% to 4.77%. The fixed to floating interest rate swaps were designated as a fair value hedge as their objective is to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as fair value hedges at inception and at December 31, 2011 and 2010 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes. At December 31, 2011, the fixed to floating interest rate swaps were recorded within other assets at a value of $7 million, offset by a fair value adjustment to long-term debt of $8 million. At December 31, 2010, the fixed to floating interest rate swaps were recorded within other long-term liabilities at a value of $4 million, offset by a fair value adjustment to long-term debt of $4 million.

With the addition of the $200 million of interest rate swaps, our fixed percentage of total debt is roughly 84%. This percentage relates purely to our gross debt balance and does not include the effect of our floating rate cash investments. We will continue to evaluate our fixed debt as a percentage of total debt and it is possible that this percentage will decrease in the future. The fair value of the $200 million of interest rate swap contracts was $7 million at December 31, 2011. These hedges were deemed to be highly effective in offsetting fluctuations in the fair value of the 2015 Notes and as such, the impact to our consolidated statements of income (loss) was insignificant. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $1 million and $1 million, respectively.

During 2011, we entered into treasury-lock derivative instruments with $250 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the 2021 Notes (see Note 12), as changes in the benchmark interest rate would result in variability in cash flows related to such debt. These derivative instruments were designated as cash flow hedges at inception and were highly effective in offsetting fluctuations in the benchmark interest rate. Changes in the fair value relating to the effective portion of the lock were recorded in accumulated other comprehensive loss and the corresponding fair value was included in prepaids and other assets. We settled the treasury-lock derivative instruments at the inception of the loan agreement in August 2011. The $14 million loss on the settlement was recorded to accumulated other comprehensive loss and will be amortized over the remaining life of the 2021 Notes. As a result, for the year ended December 31, 2011, we recorded $1 million in incremental interest expense.

Foreign Currency Exposures and Exchange Rate Instruments

We conduct business in various foreign currencies and use foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. These foreign currency exposures typically arise from intercompany loans and other intercompany transactions. The U.S. dollar equivalent of the notional amount of the forward contracts as of December 31, 2011 and 2010 was $245 million and $176 million, respectively, all of which expire within the next twelve months. We intend to offset the gains and losses related to our intercompany loans and transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect to net income (loss) attributable to Hyatt Hotels Corporation. We expect to continue this practice relating to our intercompany loans and transactions, and may also begin to manage the risks associated with other transactional and translational foreign currency volatility within our business.

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

Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting is included in Part IV, Item 15 of this annual report.

Attestation Report of Independent Registered Public Accounting Firm.

The Attestation Report of Independent Registered Public Accounting Firm is included in Part IV, Item 15 of this annual report.

Changes in Internal Control

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

On February 14, 2012, the Company filed a Certificate of Retirement with the Secretary of State of the State of Delaware to retire 863,721 shares of Class B common stock. All 863,721 shares of Class B Common Stock were converted into shares of Class A common stock in connection with the sale of such shares pursuant to Rule 144 by certain Pritzker family stockholders. The Company’s Amended and Restated Certificate of Incorporation requires that any shares of Class B Common Stock that are converted into shares of Class A Common Stock be retired and may not be reissued.

Effective upon filing, the Certificate of Retirement amended the Amended and Restated Certificate of Incorporation of the Company to reduce the total authorized number of shares of capital stock of the Company by 863,721 shares. The total number of authorized shares of the Company is now 1,461,608,996 shares, consisting of 1,000,000,000 shares designated Class A Common Stock, 451,608,996 shares designated Class B Common Stock, and 10,000,000 shares designated Preferred Stock, $0.01 par value per share. A copy of the Certificate of Retirement is attached as Exhibit 3.5 hereto.

On February 14, 2012, the parties to the Amended and Restated Agreement Relating to Stock, dated as of October 26, 2009 (the “Agreement Relating to Stock”), entered into that certain Termination Agreement (Amended and Restated Agreement Relating to Stock) pursuant to which such parties terminated the Agreement Relating to Stock effective as of such date. As a result of the termination of such agreement, Mr. Thomas J. Pritzker, Ms. Penny Pritzker, Ms. Gigi Pritzker Pucker and their respective adult lineal descendants, and the trustees of U.S. situs and non-U.S. situs trusts for the benefit of Mr. Thomas J. Pritzker, Ms. Penny Pritzker and Ms. Gigi Pritzker Pucker and their lineal descendants that own shares of our common stock and are party to such agreement, are no longer subject to the additional restrictions on their ability to transfer shares of our common stock held by them contained in the Agreement Relating to Stock and remain subject only to the restrictions contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement. For additional information regarding these agreements, please also refer to Part I, Item 1, “Business—Stockholder Agreements—Amended and Restated Global Hyatt Agreement” and “—Amended and Restated Foreign Global Hyatt Agreement” and Part I, Item 1A, “Risk Factors—Risks Related to Share Ownership and Stockholder Matters.”

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference to the information set forth in the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2011 pursuant to Regulation 14A under the Exchange Act in connection with our 2012 annual meeting of stockholders.

Information required by this Item 10 appears under the captions: “CORPORATE GOVERNANCE—PROPOSAL 1—ELECTION OF DIRECTORS,” “CORPORATE GOVERNANCE—OUR BOARD OF DIRECTORS,” “CORPORATE GOVERNANCE,” “CORPORATE GOVERNANCE—COMMITTEES OF THE BOARD OF DIRECTORS—Nominating and Corporate Governance Committee,” “STOCK—SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “CORPORATE GOVERNANCE—COMMITTEES OF THE BOARD OF DIRECTORS—Audit Committee” in the definitive proxy statement. See Part I, “Executive Officers of the Registrant” of this annual report for information regarding executive officers of the Company.

Code of Business Conduct and Ethics

The Company has adopted the Hyatt Hotels Corporation Code of Business Conduct and Ethics (the “Code of Ethics”), which is applicable to all of the Hyatt directors, officers and associates, including the Company’s President and Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller and other senior financial officers performing similar functions. The Code of Ethics is posted on the Company’s website at http://www.hyatt.com. The Company will furnish a copy of the Code of Ethics to any person, without charge, upon written request directed to: Senior Vice President—Investor Relations, Hyatt Hotels Corporation, 71 South Wacker Drive, Chicago, Illinois 60606. In the event that the Company amends or waives any of the provisions of the Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller and other senior financial officers performing similar functions, the Company intends to disclose the subsequent information on its website.

Item 11.	Executive Compensation.

The information required by this Item 11 is incorporated by reference to the information set forth in the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2011 pursuant to Regulation 14A under the Exchange Act in connection with our 2012 annual meeting of stockholders.

Information related to this Item 11 appears under the captions: “EXECUTIVE COMPENSATION,” “CORPORATE GOVERNANCE—COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “CORPORATE GOVERNANCE—COMPENSATION OF DIRECTORS,” “CORPORATE GOVERNANCE—COMPENSATION COMMITTEE REPORT” and “CORPORATE GOVERNANCE—COMMITTEES OF THE BOARD OF DIRECTORS—Compensation Committee—Compensation Risk Considerations” in the definitive proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to the information set forth in the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2011 pursuant to Regulation 14A under the Exchange Act in connection with our 2012 Annual Meeting of Stockholders.

Information related to this Item 12 appears under the caption: “STOCK—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the definitive proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to the information set forth in the Company’s definitive proxy statement, to be filed with SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2011 pursuant to Regulation 14A under the Exchange Act in connection with our 2012 Annual Meeting of Stockholders.

Information related to this Item 13 appears under the captions: “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” and “CORPORATE GOVERNANCE—DIRECTOR INDEPENDENCE” in the definitive proxy statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference to the information set forth in the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2011 pursuant to Regulation 14A under the Exchange Act in connection with our 2012 Annual Meeting of Stockholders.

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

The Exhibit Index follows Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2011, 2010 and 2009 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYATT HOTELS CORPORATION

By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer

Date: February 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Mark S. Hoplamazian Mark S. Hoplamazian	President, Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2012

/s/ Harmit J. Singh Harmit J. Singh	Executive Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)	February 16, 2012

/s/ Thomas J. Pritzker Thomas J. Pritzker	Executive Chairman of the Board	February 16, 2012

/s/ Bernard W. Aronson Bernard W. Aronson	Director	February 16, 2012

/s/ Richard A. Friedman Richard A. Friedman	Director	February 16, 2012

/s/ Susan D. Kronick Susan D. Kronick	Director	February 16, 2012

/s/ Mackey J. McDonald Mackey J. McDonald	Director	February 16, 2012

/s/ Gregory B. Penner Gregory B. Penner	Director	February 16, 2012

/s/ Penny Pritzker Penny Pritzker	Director	February 16, 2012

/s/ Michael A. Rocca Michael A. Rocca	Director	February 16, 2012

/s/ Byron D. Trott Byron D. Trott	Director	February 16, 2012

/s/ Richard C. Tuttle Richard C. Tuttle	Director	February 16, 2012

/s/ James H. Wooten, Jr. James H. Wooten, Jr.	Director	February 16, 2012

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

Management assessed the effectiveness of Hyatt Hotels Corporation’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management determined that Hyatt Hotels Corporation maintained effective internal control over financial reporting as of December 31, 2011.

Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Hyatt Hotels Corporation’s internal control over financial reporting as of December 31, 2011. That report is included in Item 15 of this Annual Report on Form 10-K.

/s/ Mark S. Hoplamazian	/s/ Harmit J. Singh
Mark S. Hoplamazian President & Chief Executive Officer	Harmit J. Singh Executive Vice President, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hyatt Hotels Corporation

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Hyatt Hotels Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hyatt Hotels Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Chicago, Illinois

February 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hyatt Hotels Corporation

Chicago, Illinois

We have audited the internal control over financial reporting of Hyatt Hotels Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011 of the Company and our report dated February 16, 2012 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/    DELOITTE & TOUCHE LLP

Chicago, Illinois

February 16, 2012

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the Years Ended December 31, 2011, 2010, and 2009

(In millions of dollars, except per share amounts)

	2011	2010	2009
REVENUES:
Owned and leased hotels	$1,879	$1,859	$1,780
Management and franchise fees	288	255	223
Other revenues	66	45	49
Other revenues from managed properties	1,465	1,368	1,278

Total revenues	3,698	3,527	3,330

DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	1,468	1,493	1,460
Depreciation and amortization	305	279	269
Other direct costs	24	3	13
Selling, general, and administrative	283	276	261
Other costs from managed properties	1,465	1,368	1,278

Direct and selling, general, and administrative expenses	3,545	3,419	3,281

Net gains and interest income from marketable securities held to fund operating programs	2	21	29
Equity earnings (losses) from unconsolidated hospitality ventures	4	(40)	(13)
Interest expense	(57)	(54)	(56)
Gains (losses) on sales of real estate	(2)	26	—
Asset impairments	(6)	(44)	(12)
Other income (loss), net	(11)	71	(48)

INCOME (LOSS) BEFORE INCOME TAXES	83	88	(51)

(PROVISION) BENEFIT FOR INCOME TAXES	28	(37)	8

INCOME (LOSS) FROM CONTINUING OPERATIONS	111	51	(43)

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of income tax benefit of $0, $2, and $2 in 2011, 2010, and 2009, respectively	—	(3)	(3)
Gains on sales of discontinued operations, net of income tax expense of $0, $4, and $0 in 2011, 2010, and 2009, respectively	—	7	—

NET INCOME (LOSS)	111	55	(46)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2	11	3

NET INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$113	$66	$(43)

EARNINGS PER SHARE—Basic
Income (loss) from continuing operations	$0.66	$0.29	$(0.28)
Income (loss) from discontinued operations	$—	$0.03	$(0.02)

Net income (loss) attributable to Hyatt Hotels Corporation	$0.67	$0.38	$(0.28)

EARNINGS PER SHARE—Diluted
Income (loss) from continuing operations	$0.66	$0.29	$(0.28)
Income (loss) from discontinued operations	$—	$0.03	$(0.02)

Net income (loss) attributable to Hyatt Hotels Corporation	$0.67	$0.38	$(0.28)

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and 2010

(In millions of dollars, except share and per share amounts)

	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$534	$1,110
Restricted cash	27	106
Short-term investments	588	524
Receivables, net of allowances of $10 and $15 at December 31, 2011 and December 31, 2010, respectively	225	199
Inventories	87	100
Prepaids and other assets	78	73
Prepaid income taxes	29	6
Deferred tax assets	23	29
Assets held for sale	—	18

Total current assets	1,591	2,165
Investments	280	245
Property and equipment, net	4,043	3,453
Financing receivable, net of allowances	360	375
Goodwill	102	102
Intangibles, net	359	280
Deferred tax assets	197	62
Other assets	575	561

TOTAL ASSETS	$7,507	$7,243

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$4	$57
Accounts payable	144	145
Accrued expenses and other current liabilities	306	286
Accrued compensation and benefits	114	108

Total current liabilities	568	596
Long-term debt	1,221	714
Other long-term liabilities	890	802

Total liabilities	2,679	2,112
Commitments and contingencies (see Note 16)

EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of December 31, 2011 and 2010	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 44,683,934 outstanding and 44,720,207 issued at December 31, 2011, Class B common stock, $0.01 par value per share, 452,472,717 shares authorized, 120,478,305 shares issued and outstanding at December 31, 2011 and Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 44,487,197 outstanding and 44,523,470 issued at December 31, 2010, Class B common stock, $0.01 par value per share, 461,460,412 shares authorized, 129,466,000 shares issued and outstanding at December 31, 2010	2	2
Additional paid-in capital	3,380	3,751
Retained earnings	1,517	1,404
Treasury stock at cost, 36,273 shares at December 31, 2011 and 2010	(1)	(1)
Accumulated other comprehensive loss	(80)	(38)

Total stockholders’ equity	4,818	5,118

Noncontrolling interests in consolidated subsidiaries	10	13

Total equity	4,828	5,131

TOTAL LIABILITIES AND EQUITY	$7,507	$7,243

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011, 2010, and 2009

(In millions of dollars)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$111	$55	$(46)
Gain on sale of discontinued operations	—	(7)	—
Loss from discontinued operations	—	3	3

Income (loss) from continuing operations	111	51	(43)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	305	279	269
Deferred income taxes	(137)	(8)	73
Asset impairments	6	44	12
Provisions on hotel loans	4	1	9
Equity (earnings) losses from unconsolidated hospitality ventures, including distributions received	17	54	28
Income (loss) from cost method investments	—	—	(22)
(Gain) loss on sales of real estate	2	(26)	—
Foreign currency losses (gains)	5	3	(5)
Gain on extinguishment of debt	—	(35)	—
Net unrealized losses (gains) from other marketable securities	13	(19)	(10)
Other	32	36	47
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, net	(17)	22	57
Inventories	7	4	(10)
Prepaid income taxes	(6)	76	(66)
Accounts payable, accrued expenses and other current liabilities	10	11	(46)
Accrued compensation and benefits	5	11	4
Other long-term liabilities	62	(11)	10
Other, net	(26)	(43)	(31)

Net cash provided by operating activities of continuing operations	393	450	276

(Continued)

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011, 2010, and 2009

(In millions of dollars)

	2011	2010	2009
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	$(503)	$(1,741)	$(402)
Proceeds from marketable securities and short-term investments	417	1,343	321
Contributions to investments	(44)	(84)	(51)
Acquisitions, net of cash acquired	(716)	—	(109)
Capital expenditures	(331)	(310)	(216)
Proceeds from sales of real estate	90	233	—
Real estate sale proceeds transferred to escrow as restricted cash	(35)	(210)	—
Proceeds from sale of assets held for sale	18	—	—
Real estate sale proceeds transferred from escrow to cash and cash equivalents	132	113	—
(Increase) Decrease in restricted cash—investing	(25)	(1)	9
Other investing activities	(18)	(6)	21

Net cash used in investing activities of continuing operations	(1,015)	(663)	(427)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of issuance costs of $4, $0, and $3, respectively	519	—	495
Proceeds from revolver	—	—	675
Payments on revolver	—	—	(705)
Repurchase of senior subordinated notes	—	—	(600)
Repayments of long-term debt	(54)	(39)	(257)
Repurchase of Class B common stock	(396)	—	—
Issuance of common stock, net of related costs of $4	—	—	1,355
Issuance of Class A common stock in IPO, net of underwriter fees of $7 and other issuance costs of $8	—	—	127
Other financing activities	(13)	—	(34)

Net cash provided by (used in) financing activities of continuing operations	56	(39)	1,056

CASH PROVIDED BY DISCONTINUED OPERATIONS:
Proceeds from the sale of discontinued operations	—	27	—
Sale proceeds transferred to escrow as restricted cash	—	(22)	—
Sale proceeds transferred from escrow to cash and cash equivalents	—	22	—

Net cash provided by investing activities of discontinued operations	—	27	—

Net cash provided by discontinued operations	—	27	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(10)	8	(6)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(576)	(217)	899

CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	1,110	1,327	428

CASH AND CASH EQUIVALENTS—END OF PERIOD	$534	$1,110	$1,327

LESS CASH AND CASH EQUIVALENTS DISCONTINUED OPERATIONS	—	—	—

CASH AND CASH EQUIVALENTS CONTINUING OPERATIONS—END OF PERIOD	$534	$1,110	$1,327

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$49	$57	$50

Cash paid during the period for income taxes	$60	$63	$60

Non-cash investing activities are as follows:
Transfer of timeshare inventory to fixed assets	$—	$—	$47

Acquisitions of treasury stock (see Note 17)	$—	$—	$2

Purchase of land (see Note 6)	$—	$24	$—

Equity contribution of property and equipment, net (see Note 6)	$10	$—	$—

Equity contribution of long-term debt (see Note 8)	$25	$—	$—

Contribution to investment (see Note 3)	$20	$—	$—

Acquired capital leases (see Note 8)	$7	$—	$—

(Concluded)

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2011, 2010, and 2009

(In millions of dollars)

	Total	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries
BALANCE—January 1, 2009	$3,592	$1	$2,242	$1,381	$—	$(60)	$28

Net loss	(46)	—	—	(43)	—	—	(3)
Foreign currency translation adjustments, net of income tax of $(17)	6	—	—	—	—	6	—
Unrecognized pension cost, net of income tax of $1	(1)	—	—	—	—	(1)	—
Hedge losses reclassified to earnings, net of income tax of $(1)	2	—	—	—	—	2	—

Comprehensive loss	(39)
Issuance of common stock through rights offering, net of related costs of $4 (See Note 17)	755	1	754	—	—	—	—
Issuance of common stock through Subscription Agreement, net of related costs of $13 (See Note 17)	587	—	587	—	—	—	—
Issuance of Class A common stock in IPO, net of underwriter fees of $7 and other issuance costs of $8 (See Note 17)	127	—	127	—	—	—	—
Distributions to noncontrolling interests	(1)	—	—	—	—	—	(1)
Directors compensation	2	—	2	—	—	—	—
Issuance of Class A common stock to employees, net of withholding taxes	—	—	2	—	(2)	—	—
Share based payment activity	17	—	17	—	—	—	—

BALANCE—December 31, 2009	$5,040	$2	$3,731	$1,338	$(2)	$(53)	$24
Net income (loss)	55	—	—	66	—	—	(11)
Foreign currency translation adjustments, net of income tax of $(1)	15	—	—	—	—	15	—

Comprehensive income	70
Distributions to noncontrolling interests	(1)	—	—	—	—	—	(1)
Purchase of shares in noncontrolling interests	(2)	—	(3)	—	—	—	1
Directors compensation	1	—	1	—	—	—	—
Employee stock plan issuance	1	—	1	—	—	—	—
Shares issued from treasury	1	—	—	—	1	—	—
Share based payment activity	21	—	21	—	—	—	—

BALANCE—December 31, 2010	$5,131	$2	$3,751	$1,404	$(1)	$(38)	$13
Net income (loss)	111	—	—	113		—	(2)
Foreign currency translation adjustments, net of income tax of $1	(31)	—	—	—	—	(31)	—
Unrealized loss on available for sale securities, net of income tax of $1	(2)	—	—	—	—	(2)	—
Unrecognized pension cost, net of income tax of $1	(1)	—	—	—	—	(1)	—
Unrealized loss on derivative activity, net of income tax of $5	(8)	—	—	—	—	(8)	—

Comprehensive income	69
Distributions to noncontrolling interests	(1)		—	—	—	—	(1)
Purchase of company stock	(396)	—	(396)	—	—	—	—
Directors compensation	1	—	1	—	—	—	—
Employee stock plan issuance	3	—	3	—	—	—	—
Share based payment activity	21	—	21	—	—	—	—

BALANCE—December 31, 2011	$4,828	$2	$3,380	$1,517	$(1)	$(80)	$10

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in millions, unless otherwise indicated)

1.	ORGANIZATION

Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (“Hyatt Hotels Corporation”), provide hospitality services on a worldwide basis through the management, franchising and ownership of hospitality related businesses. We operate or franchise 245 full service, Hyatt-branded hotels, consisting of 102,506 rooms, in 45 countries throughout the world. We hold ownership interests in certain of these hotels. We operate or franchise 215 select service, Hyatt-branded hotels with 28,028 rooms in the United States. We hold ownership interests in certain of these hotels. We develop, operate, manage, license or provide services to Hyatt-branded timeshare, fractional and other forms of residential or vacation properties.

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

–

Other revenues also include revenues from our co-branded credit card launched in 2010. We recognize revenue from our co-branded credit card upon: (1) the sale of points to our third-party partner; and (2) the fulfillment or expiration of a card member’s activation offer. We receive incentive fees from our third-party partner upon activation of each credit card, which we defer until the associated compensated nights awarded on member activation are redeemed or expired.

•

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

Restricted Cash—We had restricted cash of $27 million and $106 million at December 31, 2011 and 2010, respectively. The 2011 balance relates primarily to a holdback escrow agreement of $20 million we entered into in conjunction with the acquisition of hotels and other assets from LodgeWorks, L.P. and its private equity partners (collectively, “LodgeWorks”) (see Note 8). The 2010 balance relates primarily to like-kind exchange agreements of $97 million under which proceeds from sales were placed into an escrow account administered by an intermediary (see Note 8). The remaining $7 million and $9 million in 2011 and 2010, respectively, relates to secured real estate taxes, property insurance, escrow deposits on purchases of our vacation ownership intervals, security deposits, software contract deposits, property and equipment reserves, and long-term loans. These amounts are invested in interest-bearing accounts.

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

We assess investments in unconsolidated affiliates for impairment quarterly. When there is indication that a loss in value has occurred, we evaluate the carrying value compared to the estimated fair value of the investment. Fair value is based upon internally developed discounted cash flow models, third-party appraisals, and if appropriate, current estimated net sales proceeds from pending offers. If the estimated fair value is less than carrying value, we use our judgment to determine if the decline in value is other-than-temporary. In determining this, we consider factors including, but not limited to, the length of time and extent of the decline, loss of values as a percentage of the cost, financial condition and near-term financial projections, our intent and ability to recover the lost value and current economic conditions. For investments that are deemed other-than-temporary, impairments are charged to earnings.

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

Derivative Instruments—Derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. As a result of the use of derivative instruments, we are exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit rating and other factors. Our derivative instruments do not contain credit-risk related contingent features.

All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered, we designate the derivative as one of the following: a hedge of a forecasted transaction or the variability of cash flows to be paid (cash flow hedge), a hedge of the fair value of a recognized asset or liability (fair value hedge), or an undesignated hedge instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in accumulated other comprehensive loss on the consolidated balance sheets until they are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged on the consolidated statements of cash flows. Cash flows from undesignated derivative financial instruments are included in the investing category on the consolidated statements of cash flows.

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

Other Income (Loss), Net—Other income (loss), net includes interest income, gains (losses) on other marketable securities (see Note 4), income from cost method investments (see Note 3), foreign currency gains (losses) including gains (losses) on foreign currency exchange rate instruments (see Note 12), costs related to the repurchase of $600 million of 5.84% senior subordinated notes due 2013 and early settlement of a stock subscription agreement (see Notes 10 and 17), provisions on hotel loans (see Note 7), gain on extinguishment of debt (see Notes 8 and 10), and transaction costs incurred to acquire hotels and other assets (see Note 8). The table below provides a reconciliation of the components in other income (loss), net for the years ended December 31, 2011, 2010 and 2009, respectively:

	For the years ended December 31,
	2011	2010	2009
Interest income	$23	$21	$21
Gains (losses) on other marketable securities	(13)	19	10
Income from cost method investments	—	—	22
Foreign currency gains (losses)	(5)	(3)	5
Debt settlement costs	—	—	(93)
Provisions on hotel loans	(4)	(1)	(9)
Gain on extinguishment of debt	—	35	—
Transaction costs	(5)	—	—
Other	(7)	—	(4)

Other income (loss), net	$(11)	$71	$(48)

Foreign Currency—The functional currency of our consolidated and nonconsolidated entities located outside the United States of America is generally the local currency. The assets and liabilities of these entities are translated into U.S. dollars at year-end exchange rates, and the related gains and losses, net of applicable deferred income taxes, are reflected in stockholders’ equity. Gains and losses from foreign currency transactions are included in earnings. Income and expense accounts are translated at the average exchange rate for the period. Gains and losses from foreign exchange rate changes related to intercompany receivables and payables of a long-term nature are generally included in other comprehensive loss. Gains and losses from foreign exchange rate movement related to intercompany receivables and payables that are not of a long-term nature are reported currently in income.

Financing Receivables—We define financing receivables as financing arrangements that represent a contractual right to receive money either on demand or on fixed or determinable dates and that are recognized as an asset on our consolidated balance sheets. We record all financing receivables at amortized cost in current and long-term receivables. We recognize interest income as earned and provide an allowance for cancellations and defaults. We have divided our financing receivables into three portfolio segments based on the level at which we develop and document a systematic methodology to determine the allowance for credit losses. Based on their initial measurement, risk characteristics and our method for monitoring and assessing credit risk, we have determined the class of financing receivables to correspond to our identified portfolio segments, which are as follows:

•	Secured Financing to Hotel Owners

–

These financing receivables are senior, secured mortgage loans and are collateralized by underlying hotel properties currently in operation. We determine our secured financing to hotel owners to be non-performing if either interest or principal is greater than 90 days past due based on the contractual terms of the individual mortgage loans.

–

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

–

If we consider secured financing to hotel owners to be non-performing or impaired, we place the financing receivable on non-accrual status. We will recognize interest income when received for non-accruing finance receivables. Accrual of interest income is resumed when the receivable becomes contractually current and collection doubts are removed. We write off secured financing to hotel owners when we determine that the loans are uncollectible and when all commercially reasonable means of recovering the loan balances have been exhausted.

•	Vacation Ownership Mortgage Receivables

–

These financing receivables are comprised of various mortgage loans related to our financing of vacation ownership interval sales. We record an estimate of uncollectibility as a reduction of sales revenue at the time revenue is recognized on a vacation ownership interval sale. We evaluate this portfolio collectively as we hold a large group of smaller-balance homogenous vacation ownership mortgage receivables and use a technique referred to as static pool analysis, which tracks uncollectibles over the entire life of those mortgage receivables. We use static pool analysis as the basis for determining our general reserve requirements on our vacation ownership mortgage receivables. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio including defaults, aging and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio.

–

We determine our vacation ownership mortgage receivables to be non-performing if either interest or principal is greater than 120 days past due based on the contractual terms of the individual mortgage loans. We do not recognize interest income and write-off vacation ownership mortgage receivables that are over 120 days past due, the date on which we determine the mortgage receivables to be uncollectible.

•	Unsecured Financing to Hotel Owners

–

These financing receivables are primarily made up of individual loans and other types of unsecured financing arrangements provided to hotel owners. These financing receivables have stated maturities and interest rates. The repayment terms vary and may be dependent upon future cash flows of the hotel. We determine our unsecured financing to hotel owners to be non-performing if interest or principal is greater than 90 days past due or if estimates of future cash flows available for repayment of these receivables indicate that there is a collectibility risk. We do not recognize interest income on non-performing financing arrangements and only resume interest recognition if the financing receivable becomes current.

–

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

Inventories—Inventories are comprised principally of unsold vacation ownership intervals of $68 million and $85 million at December 31, 2011 and 2010, respectively, and food and beverage inventories at our owned and leased hotels. Vacation ownership inventory is carried at the lower of cost or market, based on relative sales value or net realizable value. Food and beverage inventories are generally valued at the lower of cost (first-in, first-out) or market. Vacation ownership interval products inventory, which has an operating cycle that exceeds 12 months, is classified as a current asset consistent with recognized industry practice. During 2011 and 2010, management changed its plans for future development of multi-phase vacation ownership properties. These changes resulted in impairment charges of $5 million and $30 million during 2011 and 2010, respectively, recorded to asset impairments. In certain of these vacation ownership properties in 2011 and 2010, respectively, our ownership interest is less than 100%. As a result, $1 million and $9 million of these impairment charges during 2011 and 2010, respectively, is attributable to our partners and is reflected in net loss attributable to noncontrolling interests. As a result, the net total impairment charge attributable to Hyatt Hotels Corporation is $4 million and $21 million during 2011 and 2010, respectively.

Property and Equipment—Property and equipment are stated at cost, including interest incurred during development and construction periods. Depreciation and amortization are provided over the estimated useful lives of the assets, primarily on the straight-line method. All repair and maintenance costs are expensed as incurred.

Useful lives assigned to property and equipment are as follows:

Buildings and improvements	15-50 years
Leasehold improvements	The shorter of the lease term or useful life of asset
Furniture and equipment	2-21 years
Computers	3-6 years

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

Acquisitions—Assets acquired and liabilities assumed in business combinations are recorded on our consolidated balance sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by us have been included in the consolidated statements of income (loss) since their respective dates of acquisition. In certain circumstances, the purchase price allocations are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive final information, including appraisals and other analyses. There were no contingent payments, options, or commitments specified in any of the following acquisition agreements except as otherwise disclosed in Note 8.

Goodwill—As required, we evaluate goodwill for impairment on an annual basis, and do so during the fourth quarter of each year using balances as of the end of September and at an interim date if indications of impairment exist. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount in a two-step process with an impairment being recognized only where the fair value is less than carrying value. We define a reporting unit at the individual property or business level. When determining fair value in step one, we utilize internally developed discounted future cash flow models, third party appraisals and, if appropriate, current estimated net sales proceeds from pending offers. Under the discounted cash flow approach we utilize various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates based on the weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flow, the weighted-average cost of capital and the terminal value growth rate assumptions. The weighted-average cost of capital takes into account the relative weights of each component of our capital structure (equity and long-term debt) and is determined at the reporting unit level. Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-term planning process. We then compare the estimated fair value to our carrying value. If the carrying value is in excess of the fair value, we must determine our implied fair value of goodwill to measure if any impairment charge is necessary. The determination of our implied fair value of goodwill requires the allocation of the reporting unit’s estimated fair value to the individual assets and liabilities of the reporting unit as if we had completed a business combination. We perform the allocation based on our knowledge of the reporting unit, the market in which they operate, and our overall knowledge of the hospitality industry. See Note 9 for additional information about goodwill.

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

The carrying values of cash equivalents, accounts receivable, financing receivable – current, accounts payable and current maturities of long-term debt approximate fair value due to the short-term nature of these items and their close proximity to maturity. For additional information about fair value, see Note 5. The fair value of marketable securities is discussed in Note 4; the fair value of financing receivable is discussed in Note 7; and the fair value of long-term debt is discussed in Note 10.

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

The Fund is financed by payments from the properties and returns on marketable securities. The Fund invests amounts received from the properties in marketable securities (see Note 4). As of December 31, 2011 and 2010, total assets of the Fund were $297 million and $279 million, respectively, including $52 million and $53 million of current assets, respectively. Marketable securities held by the Fund and included in other noncurrent assets were $245 million and $226 million as of December 31, 2011 and 2010, respectively (see Note 4). As of December 31, 2011 and 2010, total liabilities of the Fund were $297 million and $279 million, respectively, including $60 million and $53 million of current liabilities, respectively. The non-current liabilities of the Fund are included in other long-term liabilities (see Note 14).

Recently Issued Accounting Pronouncements

Adopted Accounting Standards

In January 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-01 (“ASU 2011-01”), Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which deferred the disclosure requirements surrounding troubled debt restructurings. These disclosures became effective for the first reporting period beginning on or after June 15, 2011. The adoption of the disclosure requirements in ASU 2010-20 did not materially impact our consolidated financial statements.

In April 2011, the FASB released Accounting Standards Update No. 2011-02 (“ASU 2011-02”), Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 clarifies the guidance for determining whether a restructuring constitutes a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must conclude that (1) the restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties. ASU 2011-02 also requires companies to disclose the troubled debt restructuring disclosures that were deferred by ASU 2011-01. The guidance in ASU 2011-02 became effective for public companies in the first reporting period beginning on or after June 15, 2011, but the amendment must be applied retrospectively to the beginning of the annual period of adoption. The adoption of ASU 2011-02 did not materially impact our consolidated financial statements.

In December 2010, the FASB released Accounting Standards Update No. 2010-28 (“ASU 2010-28”), Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The update requires a company to perform Step 2 of the goodwill impairment test if the carrying value of the reporting unit is zero or negative and adverse qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors to consider are consistent with the existing guidance and examples in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The requirements in ASU 2010-28 became effective for public companies in the first annual period beginning after December 15, 2010. The adoption of ASU 2010-28 on January 1, 2011 did not materially impact our consolidated financial statements.

In December 2010, the FASB released Accounting Standards Update No. 2010-29 (“ASU 2010-29”), Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that when a public company completes a business combination(s), the company should disclose revenue and earnings of the combined entity as though the business combination(s) occurred as of the beginning of the comparable prior annual reporting period. The update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. The requirements in ASU 2010-29 became effective for business combinations that occur on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 on January 1, 2011 did not materially impact our consolidated financial statements. See Note 8 for a discussion of business combinations.

In January 2010, the FASB released Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurement. The update require a company to (a) disclose significant transfers in and out of Levels One and Two, in addition to transfers in and out of Level Three and (b) separately disclose purchases, sales, issuances, and settlements of Level Three securities. Additionally, ASU 2010-06 clarifies the information we currently disclose regarding our valuation techniques, inputs used in those valuation models, and the level of detail at which fair value disclosures should be provided. We adopted the Level One and Two disclosure requirements of ASU 2010-06 as of January 1, 2010 with no material impact on our consolidated financial statements. As of January 1, 2011, we adopted the disclosure requirements related to Level Three activity on a gross basis, with no material impact on our fair value disclosures. See Note 5 for a discussion of fair value measurement.

Future Adoption of Accounting Standards

Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2011-04 clarify the FASB’s intent about the application of existing fair value measurement requirements and change some requirements for measuring or disclosing information about fair value measurements. The provisions of ASU 2011-04 are effective for public companies in the first reporting period beginning after December 15, 2011. When adopted, ASU 2011-04 is not expected to materially impact our consolidated financial statements.

In June 2011, the FASB released Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires companies to present total comprehensive income, the components of net income, and the components of other comprehensive income in either a continuous statement or in two separate but consecutive statements. The amendments of ASU 2011-05 eliminate the option for companies to present the components of other comprehensive income within the statement of changes of stockholders’ equity. The provisions of ASU 2011-05 are effective for public companies in fiscal years beginning after December 15, 2011. When adopted, ASU 2011-05 will change our presentation of comprehensive income (loss) within our consolidated financial statements.

In September 2011, the FASB released Accounting Standards Update No. 2011-08 (“ASU 2011-08”), Intangibles-Goodwill and Other (Topic 350): Testing for Goodwill Impairment. ASU 2011-08 gives companies the option to perform a qualitative assessment before calculating the fair value of the reporting unit. Under the guidance in ASU 2011-08, if this option is selected, a company is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The provisions of ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption is permitted. We have elected not to early adopt the provisions of ASU 2011-08, but when adopted, we do not expect ASU 2011-08 to materially impact our consolidated financial statements.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-10 (“ASU 2011-10”), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU

2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. When adopted, ASU 2011-10 is not expected to materially impact our consolidated financial statements.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-11 (“ASU 2011-11”), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires companies to provide new disclosures about offsetting and related arrangements for financial instruments and derivatives. The provisions of ASU 2011-11 are effective for annual reporting periods beginning on or after January 1, 2013, and are required to be applied retrospectively. When adopted, ASU 2011-11 is not expected to materially impact our consolidated financial statements.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-12 (“ASU 2011-12”), Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of ASU 2011-12 are effective for public companies in fiscal years beginning after December 15, 2011. When adopted, ASU 2011-12 is not expected to materially impact our consolidated financial statements.

3.	EQUITY AND COST METHOD INVESTMENTS

We have investments that are recorded under both the equity and cost methods. These investments are considered to be an integral part of our business and are strategically and operationally important to our overall results. Our equity and cost method investment balances recorded at December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Equity method investments	$207	$175
Cost method investments	73	70

Total investments	$280	$245

Of our $280 million total investment balance as of December 31, 2011, $273 million was recorded in our Owned and Leased Hotels segment. Of our $245 million total investment balance as of December 31, 2010, $236 million was recorded in our Owned and Leased Hotels segment.

Our income (loss) from equity method investments included in the consolidated statements of income (loss) for the years ended December 31, 2011, 2010, and 2009, were $4 million, $(40) million, and $(13) million, respectively. We recorded insignificant income from our cost method investments for the years ended December 31, 2011 and 2010 and $22 million for the year ended December 31, 2009 within other income (loss), net in our consolidated statements of income (loss).

We have interests in certain non-hospitality related real estate investment companies from which we received insignificant income for the years ended December 31, 2011 and 2010, and $21 million for the year ended December 31, 2009 which is included in other income (loss), net in our consolidated statements of income (loss).

The carrying value and ownership percentages of our unconsolidated investments in hotel and vacation properties accounted for under the equity method as of December 31, 2011 and 2010 are as follows:

	Ownership Interests	Our Investment
		December 31, 2011	December 31, 2010
Juniper Hotels Private Limited	50.0%	$41	$44
Hotel Investments, L.P.	29.9%	22	25
Wailea Hotel & Beach Resort, L.L.C.	28.1%	20	2
Noble Select JV	40.0%	18	—
Hedreen Hotel, LLC	49.9%	17	17
Nuevo Plaza Hotel Mendoza Limited	50.0%	15	17
Sao Paulo Investment Company Inc.	50.0%	13	12
Hedreen Hotel Two, LLC	49.9%	8	9
ADHP LLC	50.0%	7	—
Grand Aspen Holdings, LLC & Top of Mill Investors, LLC	25.8%	6	7
Other		40	42

Total		$207	$175

The following tables present summarized financial information for all unconsolidated ventures in which we hold an investment that is accounted for under the equity method.

	Years Ended December 31,
	2011	2010	2009
Total revenues	$986	$846	$707
Gross operating profit	317	264	234

Income (loss) from continuing operations	22	(10)	(49)
Net income (loss)	$22	$(10)	$(49)

	As of December 31,
	2011	2010
Current Assets	$367	$370
Noncurrent Assets	2,229	1,974

Total Assets	$2,596	$2,344

Current Liabilities	$301	$212
Noncurrent Liabilities	1,802	1,688

Total Liabilities	$2,103	$1,900

During 2011, we contributed $20 million to a newly formed joint venture with Noble Investment Group (“Noble”) in return for a 40% ownership interest in the venture (see Note 8). In addition, the Company and Noble agreed to invest in the strategic new development of select service hotels in the United States. Under that agreement, we are required to contribute up to a maximum of 40% of the equity necessary to fund up to $80 million (i.e. $32 million) of such new development (see Note 16).

In 2010, we entered into an agreement with an independent third party to acquire an interest in a hospitality venture that owns the Hyatt Regency New Orleans, which was closed in September 2005 due to damage from Hurricane Katrina. We contributed cash of $60 million for a preferred equity interest in this venture. The venture completed the renovation and the hotel was reopened during 2011. This investment is being accounted for under the cost method.

During 2011, 2010 and 2009 we recorded $1 million, $31 million and $14 million in total impairment charges in equity earnings (losses) from unconsolidated hospitality ventures. The impairment charge in 2011 relates to one property in our vacation ownership business that is accounted for as an equity method investment. We identified indicators in 2010 and 2009 relative to certain of our hospitality venture investments. Based on our assessments of these investments, we recorded $16 million and $11 million of impairment charges in 2010 and 2009, respectively, relating to two of these hospitality venture properties due to the carrying amount of the assets exceeding the fair value as calculated using discounted operating cash flows and a determination that the decline was other than temporary. Based on fair value estimates of our vacation ownership projects held through equity method investments, which reflected decreases in annual sales pace and/or price, we recorded $15 million in impairment charges for two vacation ownership equity method investments in 2010 and $3 million in impairment charges for one vacation ownership equity method investment in 2009.

4.	MARKETABLE SECURITIES

We hold marketable securities to fund certain operating programs and for investment purposes. Marketable securities held to fund operating programs are recorded in other assets and prepaids and other assets. Marketable securities held for investment purposes are recorded in short-term investments.

Marketable Securities Held to Fund Operating Programs—At December 31, 2011 and 2010, total marketable securities held for the Hyatt Gold Passport Fund (See Note 2) and certain deferred compensation plans (see Note 13), carried at fair value and included in the consolidated balance sheets were as follows:

	December 31, 2011	December 31, 2010
Marketable securities held by the Hyatt Gold Passport Fund	$267	$247
Marketable securities held to fund deferred compensation plans	242	244

Total marketable securities	$509	$491
Less current portion of marketable securities held for operating programs included in prepaids and other assets	(22)	(22)

Marketable securities included in other assets	$487	$469

Included in net gains and interest income from marketable securities held to fund operating programs in the consolidated statements of income (loss) are $4 million, $5 million and $4 million of realized and unrealized gains and interest income, net related to marketable securities held by the Hyatt Gold Passport Fund for the years ended December 31, 2011, 2010 and 2009, respectively. Also included are $(2) million, $16 million, and $25 million of net realized and unrealized gains (losses) related to marketable securities held to fund deferred compensation plans for the years ended December 31, 2011, 2010 and 2009, respectively.

Marketable Securities Held for Investment Purposes—In 2010 we began transferring cash and cash equivalent balances to investments in highly liquid and transparent commercial paper, corporate notes and bonds and U.S. treasuries and agencies. At December 31, 2011 and 2010, total marketable securities held for investment purposes, carried at fair value and included in the consolidated balance sheets were as follows:

	December 31, 2011	December 31, 2010
Available-for-sale investments	$506	$403
Time deposits	54	80
Other marketable securities	28	41

Total short-term investments	$588	$524

Gains (losses) on other marketable securities of $(13) million, $19 million and $10 million for the years ended December 31, 2011, 2010 and 2009, respectively are included in other income (loss), net (see Note 2).

Included in our portfolio of marketable securities are investments in debt and equity securities classified as available-for-sale. At December 31, 2011, these were as follows:

	December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate debt securities	$406	$5	$(5)	$406
U.S. government agencies and municipalities	93	—	—	93
Equity securities	9	—	(2)	7

Total	$508	$5	$(7)	$506

Gross realized gains and losses on available-for-sale securities were insignificant for the years ended December 31, 2011, 2010 and 2009.

The table below summarizes available-for-sale fixed maturity securities by contractual maturity at December 31, 2011. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life. Although a portion of our available-for-sale fixed maturity securities mature after one year, we have chosen to classify the entire portfolio as current. The portfolio’s primary objective is to maximize return, but it also is intended to provide liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. Therefore, since these securities represent funds available for current operations, the entire investment portfolio is classified as current assets.

	December 31, 2011
Contractual Maturity	Cost or Amortized Cost	Fair Value
Due in one year or less	$237	$237
Due in one to two years	262	262

Total	$499	$499

5.	FAIR VALUE MEASUREMENT

We have various financial instruments that are measured at fair value including certain marketable securities and derivatives instruments. We currently do not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis.

As of December 31, 2011 and 2010, we had the following financial assets and liabilities measured at fair value on a recurring basis (refer to Note 2 for definitions of fair value and the three levels of the fair value hierarchy):

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	$242	$242	$—	$—
Equity securities	35	35	—	—
U.S. government obligations	102	—	102	—
U.S. government agencies	132	—	132	—
Corporate debt securities	487	—	487	—
Mortgage-backed securities	23	—	21	2
Asset-backed securities	7	—	7	—
Municipal and provincial notes and bonds	14	—	14	—
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	60	60	—	—
Derivative instruments
Interest rate swaps	7	—	7	—
Foreign currency forward contracts	(1)	—	(1)	—

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	$244	$244	$—	$—
Equity securities	50	41	9	—
U.S. government obligations	101	—	101	—
U.S. government agencies	61	—	61	—
Corporate debt securities	451	—	451	—
Mortgage-backed securities	16	—	14	2
Asset-backed securities	11	—	11	—
Municipal and provincial notes and bonds	1	—	1	—
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	699	699	—	—
Commercial paper	3	—	3	—
Derivative instruments
Interest rate swaps	4	—	4	—
Foreign currency forward contracts	(4)	—	(4)	—

Our portfolio of marketable securities consists of various types of U.S. Treasury securities, mutual funds, common stock, and fixed income securities, including government agencies, municipal, provincial and corporate bonds. The fair value of our mutual funds and certain equity securities were classified as level one as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The remaining securities, except for certain mortgage backed securities, were classified as Level Two due to the use and weighting of multiple market inputs being considered in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities. See Note 4 for further details on our marketable securities.

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

Our derivative instruments are foreign currency exchange rate instruments and interest rate swaps. The instruments are valued using an income approach with factors such as interest rates and yield curves, which represent market observable inputs and are generally classified as Level Two. Credit valuation adjustments may be made to ensure that derivatives are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality and our nonperformance risk. As of December 31, 2011 and 2010, the credit valuation adjustments were insignificant. See Note 12 for further details on our derivative instruments.

Due to limited observability of market data and limited activity during the years ended December 31, 2011 and 2010, we classified the fair value of certain of our mortgage-backed securities as Level Three.

During the year ended December 31, 2011, we requested that common shares we received as part of a private placement transaction be registered for resale. As a result of this registration, we transferred a $6 million equity security from Level Two to Level One in the fair value hierarchy. There were no transfers in and out of Level Three of the fair value hierarchy during the year ended December 31, 2011. During the year ended December 31, 2010, there were no transfers between levels of the fair value hierarchy. Our policy is to recognize transfers in and transfers out as of the end of each quarterly reporting period. As of January 1, 2011 and 2010, the balance of our Level Three mortgage backed securities was $2 million. During the years ended December 31, 2011 and 2010, there were insignificant purchases, issuances, settlements and gains or losses (realized or unrealized) related to our Level Three mortgage backed securities. As of December 31, 2011 and 2010, the balance of our Level Three mortgage backed securities was $2 million.

The amount of total gains (losses) included in net gains and interest income from marketable securities held to fund operating programs due to the change in unrealized gains or losses relating to assets still held at the reporting date for the years ended December 31, 2011 and 2010 were insignificant.

6.	PROPERTY AND EQUIPMENT

Property and equipment at cost as of December 31, 2011 and 2010, consist of the following:

	December 31, 2011	December 31, 2010
Land	$666	$621
Buildings	3,878	3,365
Leasehold improvements	240	261
Furniture, equipment and computers	1,243	1,106
Construction in progress	56	84

	6,083	5,437
Less accumulated depreciation	(2,040)	(1,984)

Total	$4,043	$3,453

Depreciation expense from continuing operations was $288 million, $265 million, and $254 million for the years ended December 31, 2011, 2010 and 2009, respectively. The net book value of capital leased assets at December 31, 2011 and 2010, is $191 million and $193 million, respectively, which is net of accumulated depreciation of $38 million and $25 million, respectively. During 2011, we acquired property and equipment of $594 million in the acquisition of properties and other assets from LodgeWorks. During 2010, we acquired two parcels of land in Latin America for future hotel developments for a net purchase price of $85 million. Interest capitalized as a cost of property and equipment totaled $4 million, $10 million and $13 million for the years ended December 31, 2011, 2010 and 2009, respectively, and is recorded net in interest expense. The year ended December 31, 2010 includes a $14 million charge to asset impairments in the consolidated statements of income (loss), related to an impairment of a Company owned airplane for $10 million recorded in Corporate and other and two impairments of property and equipment recorded in our owned and leased hotel segment and Corporate and other for $3 million and $1 million, respectively.

7.	FINANCING RECEIVABLES

The three portfolio segments of financing receivables and their balances at December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Secured financing to hotel owners	$319	$326
Vacation ownership mortgage receivables at various interest rates with varying payments through 2022 (see below)	50	55
Unsecured financing to hotel owners	91	87

	460	468
Less allowance for losses	(90)	(82)
Less current portion included in receivables	(10)	(11)

Total long-term financing receivables	$360	$375

Secured Financing to Hotel Owners—These financing receivables are senior, secured mortgage loans and are collateralized by underlying hotel properties currently in operation. These loans consist primarily of a $278 million mortgage loan receivable to an unconsolidated hospitality venture, which is accounted for under the equity method, and was formed to acquire ownership of a hotel property in Waikiki, Hawaii. This mortgage receivable has interest set at 30-day LIBOR+3.75% due monthly and a stated maturity date of July 2012 with a one-year option to extend through 2013. We currently expect that the loan will be extended beyond 2012 and have classified it as long-term. Secured financing to hotel owners also includes financing provided to certain franchisees for the renovations and conversion of certain franchised hotels. These franchisee loans accrue interest at fixed rates ranging between 5.5% and 6.0%. Secured financing to hotel owners held by us as of December 31, 2011, are scheduled to mature as follows:

Year Ending December 31,	Amount
2012	$1
2013	289
2014	—
2015	29
2016	—
Thereafter	—

Total secured financing to hotel owners	319

Less allowance	(7)

Net secured financing to hotel owners	$312

Vacation Ownership Mortgages Receivables—These financing receivables are comprised of various mortgage loans related to our financing of vacation ownership interval sales. As of December 31, 2011, the weighted-average interest rate on vacation ownership mortgages receivable was 14.0%. Vacation ownership mortgage receivables held by us as of December 31, 2011, are scheduled to mature as follows:

Year Ending December 31,	Amount
2012	$7
2013	7
2014	8
2015	8
2016	7
Thereafter	13

Total vacation ownership mortgage receivables	50

Less allowance	(8)

Net vacation ownership mortgages receivable	$42

Unsecured Financing to Hotel Owners—These financing receivables are primarily made up of individual unsecured loans and other types of financing arrangements provided to hotel owners. These financing receivables have stated maturities and interest rates. The repayment terms vary and may be dependent on the future cash flows of the hotel.

Analysis of Financing Receivables—The following table includes our aged analysis of past due financing receivables by portfolio segment, the gross balance of financing receivables on non-accrual status and the allowance for credit losses and the related investment balance as of December 31, 2011 and 2010, based on impairment method:

Analysis of Financing Receivables
December 31, 2011
	Total Past Due	Current	Total Financing Receivable	Receivables on Non-Accrual Status	Related Allowance for Credit Losses	Recorded Investment >90 Days and Accruing
Secured financing to hotel owners	$—	$319	$319	$41	$(7)	$—
Vacation ownership mortgage receivables	3	47	50	—	(8)	—
Unsecured financing to hotel owners	6	85	91	76	(75)	—

Total	$9	$451	$460	$117	$(90)	$—

Analysis of Financing Receivables
December 31, 2010
	Total Past Due	Current	Total Financing Receivable	Receivables on Non-Accrual Status	Related Allowance for Credit Losses	Recorded Investment >90 Days and Accruing
Secured financing to hotel owners	$—	$326	$326	$41	$(4)	$—
Vacation ownership mortgage receivables	3	52	55	—	(10)	1
Unsecured financing to hotel owners	13	74	87	69	(68)	—

Total	$16	$452	$468	$110	$(82)	$1

Credit Monitoring—On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity. We determine financing receivables to be past-due based on the contractual terms of each individual financing receivable agreement. We consider receivables non-performing if interest or principal is greater than 90 days past due for secured financing to hotel owners and unsecured financing to hotel owners or 120 days past due for vacation ownership mortgage receivables. The following table summarizes the financing receivables considered to be non-performing as of December 31, 2011 and 2010:

Non-Performing Financing Receivables

	December 31, 2011	December 31, 2010
Secured financing to hotel owners	—	—
Vacation ownership mortgage receivables	—	1
Unsecured financing to hotel owners	6	13

Allowance for Credit Losses—The following table summarizes the activity in our financing receivables reserve for the year ended December 31, 2011:

Allowance for Credit Losses
For the Year Ended December 31, 2011

	Beginning Balance January 1, 2011	Provisions	Write-offs	Recoveries	Ending Balance December 31, 2011
Secured financing to hotel owners	$4	$4	$(1)	$—	$7
Vacation ownership mortgage receivables	10	4	(6)	—	8
Unsecured financing to hotel owners	68	8	—	(1)	75

Total	$82	$16	$(7)	$(1)	$90

The following table summarizes the provisions recorded for our financing receivables for the years ended December 31, 2011, 2010, and 2009:

Provisions

	Years Ended December 31,
	2011	2010	2009
Secured financing to hotel owners	4	2	2
Vacation ownership mortgage receivables	4	2	5
Unsecured financing to hotel owners	8	7	16

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

Impaired Loans—During the year ended December 31, 2011, we established an allowance of $4 million for loans to hotel owners that we deemed to be impaired, which was recognized within other income (loss), net in the accompanying consolidated statements of income (loss).

An analysis of impaired loans at December 31, 2011 and 2010, all of which had a related allowance recorded against them, was as follows:

Impaired Loans
December 31, 2011
	Gross Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Secured financing to hotel owners	$41	$40	$(7)	$40
Unsecured financing to hotel owners	51	46	(46)	51

Impaired Loans
December 31, 2010
	Gross Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Secured financing to hotel owners	$41	$40	$(4)	$40
Unsecured financing to hotel owners	47	43	(42)	45

Interest income recognized within other income (loss), net on our consolidated statements of income (loss) on the related loans for the year ended December 31, 2011 and 2010 was as follows:

Interest Income
	Years Ended December 31,
	2011	2010
Secured financing to hotel owners	$2	$2
Unsecured financing to hotel owners	1	—

Fair Value—We estimated the fair value of financing receivables to approximate $368 million and $392 million as of December 31, 2011 and December 31, 2010, respectively. We estimated the fair value of financing receivables using discounted cash flow analysis based on current market assumptions for similar types of arrangements. The primary sensitivity in these calculations is based on the selection of appropriate interest and discount rates. Fluctuations in these assumptions will result in different estimates of fair value.

8.	ACQUISITIONS, DISPOSITIONS, AND DISCONTINUED OPERATIONS

Acquisitions

LodgeWorks—During 2011, we acquired 20 hotels from LodgeWorks, branding and management rights to an additional four hotels, and other assets for a purchase price of approximately $661 million. The acquired hotels are located throughout the United States operating under the Hotel Sierra, Avia, Hyatt Place, and Hyatt Summerfield Suites brand names (the change of brand identity from Hotel Sierra, Avia and Hyatt Summerfield Suites to other Hyatt brands is underway at this time). Of the four hotels for which we acquired management rights, three joined our portfolio in 2011 and one is expected to join our portfolio in the first half of 2012.

In conjunction with the acquisition, we entered into a holdback escrow agreement with LodgeWorks. Pursuant to the holdback escrow agreement, we withheld approximately $20 million from the purchase price and placed it into an escrow account, which is classified as restricted cash on our consolidated balance sheet. The funds in the escrow account will be released, less any indemnity claims, to LodgeWorks upon the hotels meeting certain profitability measures per the holdback escrow agreement after a minimum of 18 months following the acquisition close date. Because we expect the hotels to meet the profitability measures, we have recorded a corresponding long-term liability on our consolidated balance sheet. The hotels have through calendar year 2018 to meet the profitability measures set forth in the holdback escrow agreement. If the measures are not met at that time, the funds will be returned to us.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in our acquisition of the LodgeWorks properties (in millions):

Property and equipment	$594
Franchise and management intangibles	73
Acquired lease rights	3

Total assets	670
Capital lease obligations	7
Other long-term liabilities	2

Total liabilities	9

Total net assets acquired	$661

The acquired intangibles will be amortized over a weighted average useful life of 31 years.

Woodfin Suites—During 2011, we acquired three Woodfin Suites properties in California for a total purchase price of approximately $77 million, all of which was determined to be property and equipment. We began managing these properties during the second quarter and rebranded them as Hyatt Summerfield Suites (the change of brand identity from Hyatt Summerfield Suites to Hyatt House is underway at this time).

Supplemental Information for our Acquisitions—The results of the LodgeWorks properties and Woodfin Suites properties since their respective acquisition dates have been included in our consolidated financial statements. The following table presents the results of these properties since their acquisition dates on a stand-alone basis:

LodgeWorks and Woodfin Suites’ operations included in Hyatt’s 2011 results
For the Year Ended December 31, 2011
Revenues	47
Income (loss) from continuing operations	(4)

The following table presents our revenues and income from continuing operations on a pro forma basis as if we had completed the LodgeWorks and Woodfin Suites transactions as of January 1, 2010:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Pro forma revenues	3,773	3,623
Pro forma income from continuing operations	107	27

The above 2011 pro forma income from continuing operations for the year ended December 31, 2011 excludes $4 million of transaction costs incurred to acquire hotels and other assets from LodgeWorks that were recorded to other income (loss), net on our consolidated statements of income (loss). Pro forma income from continuing operations was adjusted to include these charges for the year ended December 31, 2010.

Dispositions

Hyatt Place and Hyatt Summerfield Suites—During 2011, we sold six Hyatt Place and two Hyatt Summerfield Suites properties to a newly formed joint venture with Noble, in which the Company holds a 40% ownership interest. The properties were sold for a combined sale price of $110 million or $90 million, net of our $20 million contribution to the new joint venture (see Note 3). The sale resulted in a pretax loss of $2 million, which has been recognized in gains (losses) on sales of real estate on our consolidated statements of income (loss). In conjunction with the sale, we entered into a long-term franchise agreement for each property with the joint venture. The six Hyatt Place and two Hyatt Summerfield Suites hotels continue to be operated as Hyatt-branded hotels. The operating results and financial positions of these hotels prior to the sale remain within our owned and leased hotels segment.

Hyatt Regency Minneapolis—During 2011, we entered into an agreement with third parties to form a new joint venture, the purpose of which was to own and operate the Hyatt Regency Minneapolis. We contributed a fee simple interest in the Hyatt Regency Minneapolis to the joint venture as part of our equity interest subject to a $25 million loan to the newly formed joint venture. HHC has guaranteed the repayment of the loan (see Note 16). In conjunction with our contribution, we entered into a long-term management contract with the joint venture. The terms of the joint venture provide for capital contributions by the non-HHC partners that will be used to complete a full renovation of the Hyatt Regency Minneapolis.

Hyatt Lisle, Hyatt Deerfield, and Hyatt Rosemont—During 2010, we sold the Hyatt Lisle, Hyatt Deerfield, and Hyatt Rosemont for a combined $49 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of $20 million which was recognized in gains (losses) on sales of real estate on our consolidated statements of income (loss). The Company entered into long-term franchise agreements for each of the hotels with the purchaser. The operating results and financial positions of these hotels prior to the sale remain within our owned and leased hotels segment. The proceeds from the sales of Hyatt Lisle and Hyatt Rosemont were classified into cash and cash equivalents as we did not enter into a like-kind exchange agreement related to these two hotels. In conjunction with the sale of Hyatt Deerfield, we entered into a like-kind exchange agreement. See “Like-Kind Exchange Agreements,” below, for further detail.

Grand Hyatt Tampa Bay—During 2010, we sold the Grand Hyatt Tampa Bay for $56 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of $14 million. The Company entered into a long-term management agreement with the purchaser of the hotel. The gain on sale has been deferred and is being recognized in management and franchise fees over the term of the management contract, within our North American management and franchising segment. The operations of the hotel prior to the sale remain within our owned and leased hotels segment.

Hyatt Regency Princeton—During 2010, a consolidated venture did not have sufficient cash flow to meet interest payment requirements under its mortgage loan. The assets and operations of the Hyatt Regency Princeton secured this mortgage loan and the debt service requirements were not guaranteed by HHC. When hotel cash flow became insufficient to service the loan, HHC notified the lender that it would not provide assistance as the estimated value of the hotel was less than the outstanding mortgage loan. In 2010, the ownership interest in the Hyatt Regency Princeton transferred to the lender through a deed in lieu of foreclosure transaction. A pre-tax gain of $35 million was realized on extinguishment of the $45 million secured mortgage debt. The hotel continues to be operated as a Hyatt-branded hotel. The pre-tax gain on extinguishment of debt for $35 million was recognized in other income (loss), net on our consolidated statements of income (loss). The operations of the hotel prior to the transfer remain within our owned and leased segment. See Note 10 for additional information.

Hyatt Regency Greenville—During 2010, we sold the Hyatt Regency Greenville for $15 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of $6 million, which was recognized in gains (losses) on sales of real estate on our consolidated statements of income (loss). The Company entered into a long-term franchise agreement with the purchaser of the hotel. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.

Hyatt Regency Boston—During 2010, we sold the Hyatt Regency Boston for net proceeds of $113 million, which was acquired in 2009 for $109 million, net of cash received, to Chesapeake Lodging Trust, an entity in which we own a 4.9% interest, resulting in a pre-tax gain of $6 million. The hotel continues to be operated as a Hyatt-branded hotel and we will continue to manage the hotel under a long-term management contract. The gain on sale was deferred and is being recognized in management and franchise fees over the term of the management contract within our North American management and franchising segment. The operations of the hotel prior to the sale remain within our owned and leased hotels segment.

Like-Kind Exchange Agreements

In conjunction with the sale of three of the Hyatt Place properties in 2011, we entered into a like-kind exchange agreement with an intermediary. Pursuant to the like-kind exchange agreement, the proceeds from the sales of these three hotels were placed into an escrow account administered by the intermediary. Therefore, we classified the net proceeds of $35 million as restricted cash on our consolidated balance sheet as of June 30, 2011. During the second half of 2011, these net proceeds were utilized in a like-kind exchange agreement to acquire one of the LodgeWorks properties and were thus released from restricted cash on our consolidated balance sheet.

In conjunction with the sales of the Hyatt Deerfield, Grand Hyatt Tampa Bay and Hyatt Regency Greenville, we entered into like-kind exchange agreements with an intermediary. Pursuant to the like-kind exchange agreements, the proceeds from the sale of each hotel were placed into an escrow account administered by the intermediary. During the year ended December 31, 2011, we released the net proceeds from the sales of Grand Hyatt Tampa Bay and Hyatt Regency Greenville of $56 million and $15 million, respectively, from restricted cash on our consolidated balance sheet, as a like-kind exchange agreement was not consummated within applicable time periods. The net proceeds of $26 million from the sale of Hyatt Deerfield were utilized in a like-kind exchange agreement to acquire one of the Woodfin Suites properties.

Assets Held For Sale

During 2010, we committed to a plan to sell a Company owned airplane. As a result, we classified the value of the airplane as assets held for sale in the amount of $18 million at December 31, 2010. During 2011, we closed on the sale of the airplane to a third party for net proceeds of $18 million. The transaction resulted in a small pre-tax gain upon sale.

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

During 2010, we sold the Amerisuites Orlando property to an unrelated third party for net proceeds of $5 million. The transaction resulted in a pre-tax gain of $2 million upon sale as we have had no continuing involvement with the property.

Residences—During 2010, we sold an apartment building located adjacent to the Park Hyatt Washington D.C. to an unrelated third party for net proceeds of $22 million. The transaction resulted in a pre-tax gain of $9 million upon sale as we have no continuing involvement with the property.

Revenues for all discontinued operations for the years ended December 31, 2011, 2010, and 2009 were $0, $1 million, and $2 million, respectively.

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

9.	GOODWILL AND INTANGIBLE ASSETS

The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010:

	Owned and Leased Hotels	Management and Franchising - North America	Management and Franchising - International	Other	Total
Balance as of January 1, 2010
Goodwill	$169	$33	$—	$4	$206
Accumulated impairment losses	(93)	—	—	—	(93)

Goodwill, net	76	33	—	4	113

Activity during the year
Goodwill disposed	(11)	—	—	—	(11)

Balance as of December 31, 2010
Goodwill	158	33	—	4	195
Accumulated impairment losses	(93)	—	—	—	(93)

Goodwill, net	$65	$33	$—	$4	$102

No Activity during the year

Balance as of December 31, 2011
Goodwill	158	33	—	4	195
Accumulated impairment losses	(93)	—	—	—	(93)

Goodwill, net	$65	$33	$—	$4	$102

Definite lived intangible assets primarily include contract acquisition costs, acquired lease rights, and acquired franchise and management intangibles. Contract acquisition costs and franchise and management intangibles are generally amortized on a straight-line basis over their contract terms, which range from approximately 5 to 40 years and 20 to 30 years, respectively. Acquired lease rights are amortized on a straight-line basis over the lease term.

The following is a summary of intangible assets at December 31, 2011 and 2010:

	December 31, 2011	Weighted Average Useful Lives	December 31, 2010
Contract acquisition costs	$167	23	$150
Acquired lease rights	133	112	130
Franchise and management intangibles	115	26	50
Brand intangibles	—	—	11
Other	7	14	8

	422		349
Accumulated amortization	(63)		(69)

Intangibles, net	$359		$280

Amortization expense relating to intangible assets for the years ended December 31, 2011, 2010, and 2009 was as follows:

	Years Ended December 31,
	2011	2010	2009
Amortization Expense	$17	$14	$15

We estimate amortization expense for definite lived intangibles for the years 2012 through 2016 to be:

Years Ending December 31,
2012	$15
2013	15
2014	15
2015	14
2016	14

During the fourth quarters of 2011, 2010 and 2009, we performed our annual impairment review of goodwill. Definite lived intangibles are tested for impairment whenever events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. During the years ended December 31, 2011, 2010 and 2009, we recorded the following impairment charges, which are included in asset impairments on the consolidated statements of income (loss).

	Years Ended December 31,
	2011	2010	2009
Goodwill impairment charges	$—	$—	$7
Definite lived intangible asset impairment charges	—	—	5

The goodwill impairment charge recognized in 2009 related to one hotel in our owned and leased hotels segment. The $5 million definite lived intangible asset impairment charge recorded in 2009 related to the full amount of an intangible asset relating to a management agreement covering certain select service hotels in our North American management and franchising segment.

10.	DEBT

Debt as of December 31, 2011 and 2010 consists of the following:

	December 31, 2011	December 31, 2010
$250 million senior unsecured notes maturing in 2015—5.750%	$257	$253

$250 million senior unsecured notes maturing in 2016—3.875%	249	—

$250 million senior unsecured notes maturing in 2019—6.875%	250	250

$250 million senior unsecured notes maturing in 2021—5.375%	250	—

9.26% twenty-five year mortgage	—	53

Revolving credit facility	—	—

Other (various, maturing through 2015)	2	2

Long-term debt before capital lease obligations	1,008	558

Capital lease obligations	217	213

Total long-term debt	1,225	771

Less current maturities	(4)	(57)

Total long-term debt, net of current maturities	$1,221	$714

Under existing agreements, maturities of debt for the next five years and thereafter are as follows:

2012	$4
2013	3
2014	191
2015	259
2016	250
Thereafter	518

Total	$1,225

Senior Notes—As of December 31, 2011, we had four series of senior unsecured notes, together the “Senior Notes.” Interest on the Senior Notes is payable semi-annually. We may redeem all or a portion of the Senior Notes at any time at 100% of the principal amount of the Senior Notes redeemed together with the accrued and unpaid interest, plus a make-whole amount, if any. The amount of any make-whole payment depends, in part, on the yield of U.S. Treasury securities with a comparable maturity to the Senior Notes at the date of redemption. A summary of the terms of the Senior Notes, by year of issuance, is as follows:

•

In 2009, we issued $250 million of 5.750% senior notes due 2015, at an issue price price of 99.460% (the “2015 Notes”), and $250 million of 6.875% senior notes due 2019, at an issue price of 99.864% (the “2019 Notes”). We received net proceeds of approximately $495 million from the sale of the 2015 Notes and the 2019 Notes after deducting discounts and offering expenses payable by the Company of approximately $3 million. The proceeds were used to reduce outstanding hotel loans and for general purposes.

•

In 2011, we issued $250 million of 3.875% senior notes due 2016, at an issue price of 99.571% (the “2016 Notes”), and $250 million of 5.375% senior notes due 2021, at an issue price of 99.846% (the “2021 Notes” and together with the 2015 Notes, the 2016 Notes, and the 2019 Notes, the “Senior Notes.”) We received net proceeds of approximately $494 million from the sale of the 2016 Notes and the 2021 Notes, after deducting discounts and offering expenses payable by the Company of approximately $4 million, which we intend to use for general corporate purposes.

During 2009, 2010 and 2011 we entered into a total of eight interest rate swap contracts related to our 2015 Notes. As a result of these contracts, as of December 31, 2011, we have effectively converted $200 million of the 2015 Notes to floating rate debt based on three-month LIBOR plus a fixed rate component. At December 31, 2011, the fixed to floating interest rate swaps were recorded within other assets for $7 million, with an offset by a fair value adjustment to the 2015 Notes of $8 million. At December 31, 2010, the fixed to floating interest rate swaps were recorded within other assets for $4 million, with an offset by a fair value adjustment to the 2015 Notes of $4 million. See Note 12 for additional information related to the interest rate swaps.

9.26% Twenty Five Year Mortgage—During 2011, we exercised the prepayment option on our 9.26% Twenty-Five Year Mortgage, secured by one of our wholly owned hotels, and paid the entire outstanding balance at December 31, 2010 of $53 million. The loan had an original maturity date of 2021, and no penalties were incurred upon exercise of our prepayment option.

Revolving Credit Facility—During 2011, we entered into an Amended and Restated Credit Agreement with a syndicate of lenders that amended and restated our prior revolving credit facility to increase the borrowing availability under the facility from $1.1 billion to $1.5 billion and extend the facility’s expiration from June 29, 2012 to September 9, 2016. Interest rates on outstanding borrowings are either LIBOR-based or based on an alternate base rate, with margins in each case based on our credit rating or, in certain circumstances, our credit rating and leverage ratio. As of December 31, 2011, the interest rate for a one month LIBOR borrowing would have been 1.670%, or LIBOR, of 0.295%, plus 1.375%. There was no outstanding balance on this credit facility at December 31, 2011 or on the predecessor facility at December 31, 2010. At December 31, 2011 and 2010, we had entered into various letter of credit agreements for $99 million and $71 million, respectively, which reduced our available capacity under these revolving credit facilities. The available line of credit on our revolving credit facility at December 31, 2011 was $1.4 billion.

The Company also has a total of $21 million and $8 million of letters of credit issued through additional banks as of December 31, 2011 and 2010, respectively.

Debt Covenants—The revolving credit facility contains financial covenants requiring that certain financial measures be met such as not exceeding a maximum ratio of debt to earnings before interest, tax, depreciation and amortization (EBITDA), or adherence to a maximum secured debt to gross property and equipment ratio. We are in compliance with all covenants at December 31, 2011.

Gain on Extinguishment of Debt—During 2010, a consolidated venture did not have sufficient cash flow to meet interest payment requirements under its mortgage loan. The assets and operations of the Hyatt Regency Princeton secured this mortgage loan and the debt service requirements were not guaranteed by HHC. When hotel cash flow became insufficient to service the loan, HHC notified the lender that it would not provide assistance as the estimated value of the hotel was less than the outstanding mortgage loan. The ownership interest in the Hyatt Regency Princeton transferred to the lender in a deed in lieu of foreclosure transaction in 2010. This resulted in extinguishment of $45 million of secured mortgage debt and a $35 million pre-tax gain on the settlement. See Note 8 for more information on the Hyatt Regency Princeton transaction.

Debt Settlement Costs—On August 28, 2007, we issued $500 million of 5.84% senior subordinated notes due 2013 (the “2013 Notes”) to an independent third party. At the same time, we entered into a stock subscription agreement with this independent third party (the “Subscription Agreement”), that required the third party to acquire a variable number of shares of our common stock at a future date, as specified in the Subscription Agreement, for $500 million in cash. On October 25, 2007, we issued $100 million of additional 2013 Notes to a second independent third party, and that independent third party joined the Subscription Agreement, agreeing to acquire a variable number of shares of our common stock at a future date, as specified in the Subscription Agreement, for $100 million in cash. The purchasers’ obligations under the Subscription Agreements were secured by a pledge of the 2013 Notes to us.

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

Fair Value—We estimated the fair value of long-term debt excluding capital lease obligations at approximately $1,059 million and $596 million as of December 31, 2011 and 2010, respectively. We estimated the fair value of our Senior Notes based on observable market data. We estimated the fair value of our mortgages, notes payable and other long-term debt instruments using discounted cash flow analysis based on current market inputs for similar types of arrangements. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value.

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

The future minimum lease payments due in each of the next five years and thereafter are as follows:

Years Ending December 31,	Operating Leases	Capital Leases
2012	$31	$16
2013	33	16
2014	35	197
2015	29	2
2016	28	2
Thereafter	367	30

Total minimum lease payments	$523	$263

Less amount representing interest		(46)

Present value of minimum lease payments		$217

Hyatt Regency Grand Cypress—On April 9, 2007, we signed a 30-year lease agreement with the owners of the Hyatt Regency Grand Cypress to lease the hotel, including the land, as well as a parcel of land adjacent to the hotel. This lease agreement includes options, at our discretion, to purchase the hotel, including the land, and the adjacent parcel of land. We exercised our option to purchase the adjacent piece of land on August 28, 2007 and the option remains to purchase the hotel, including land, for $190 million in the eighth lease year or in the tenth lease year for $210 million or in the fifteenth lease year for $245 million. This lease qualifies as a capital lease, and accordingly, we have consolidated the operating results of the hotel as of April 9, 2007. The leased assets are included in property and equipment, net, in the amount of $172 million. Total minimum lease payments were calculated over the next seven years of the lease term assuming that we will exercise the option to purchase the hotel and land in the eighth year. We are responsible for all operating costs related to the property, including insurance, maintenance, and taxes.

Corporate Office Space—During the year ended December 31, 2011, we recorded a $7 million loss related to two sublease agreements based on terms of our existing master leases, which was recognized within other income (loss), net in the accompanying consolidated statements of income (loss). Of the $7 million charge, $5 million is attributable to leased space at the Hyatt Center which is sublet to a related party. We continue to have sublease agreements with certain related parties at the Hyatt Center and total minimum rentals to be received in the future under these non-cancelable operating subleases as of December 31, 2011 are $28 million through 2020. The Hyatt Center was also owned by a related party until December 20, 2010, when the building was sold to a third party. See Note 19 for further discussion on related party lease agreements.

A summary of rent expense from continuing operations for all operating leases is as follows:

	2011	2010	2009
Minimum rentals	$26	$25	$29
Contingent rentals	33	33	29

Total	$59	$58	$58

The Company leases retail space at its owned hotel locations under operating leases. The future minimum lease receipts scheduled to be received in each of the next five years and thereafter are as follows:

Years Ending December 31,	Amount
2012	$32
2013	24
2014	15
2015	12
2016	9
Thereafter	24

Total minimum lease receipts	$116

12.	DERIVATIVE INSTRUMENTS

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

During 2011, we entered into four $25 million interest rate swap contacts. As of December 31, 2011, we held a total of eight $25 million interest rate swap contracts, each of which expires on August 15, 2015. Taken together, these swap contracts effectively convert $200 million of our 2015 Notes to floating rate debt based on three-month LIBOR plus a fixed rate component.

The fixed rate component of each swap varies by contract, ranging from 2.68% to 4.77%. The fixed to floating interest rate swaps were designated as a fair value hedge as their objective is to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as fair value hedges at inception and at December 31, 2011 and 2010 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes. At December 31, 2011, the fixed to floating interest rate swaps were recorded within other assets at a value of $7 million, offset by a fair value adjustment to long-term debt of $8 million. The $1 million difference between the other asset value and fair market adjustment to long-term debt consists of the ineffective portion of the swap life-to-date. At December 31, 2010, the fixed to floating interest rate swaps were recorded within other long-term liabilities at a value of $4 million, offset by a fair value adjustment to long-term debt of $4 million.

Interest Rate Lock—During 2011, we entered into treasury-lock derivative instruments with $250 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the 2021 Notes we issued in August 2011 (see Note 10), as changes in the benchmark interest rate would result in variability in cash flows related to such debt. These derivative instruments were designated as cash flow hedges at inception and were highly effective in offsetting fluctuations in the benchmark interest rate. Changes in the fair value relating to the effective portion of the lock were recorded in accumulated other comprehensive loss and the corresponding fair value was included in prepaids and other assets. We settled the treasury-lock derivative instruments at the inception of the loan agreement for the 2021 Notes in August 2011. The $14 million loss on the settlement was recorded to accumulated other comprehensive loss and will be amortized over the remaining life of the 2021 Notes. As a result, for the year ended December 31, 2011, we recorded $1 million in incremental interest expense.

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

The U.S. dollar equivalent of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany loans, with terms of less than one year, is as follows (in U.S. dollars):

	December 31, 2011	December 31, 2010
Pound Sterling	$126	$66
Swiss Franc	59	47
Korean Won	33	43
Canadian Dollar	27	—
Euro	—	19
Australian Dollar	—	1

Total Notional Amount of Forward Contracts	$245	$176

Certain energy contracts at our hotel facilities include derivatives. However, we qualify for and have elected the normal purchases or sales exemption for these derivatives.

The effects of derivative instruments on our consolidated financial statements were as follows as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009:

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31, 2011	December 31, 2010	Balance Sheet Location	December 31, 2011	December 31, 2010
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$7	$4	Other long-term liabilities	$—	$—
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Prepaids and other assets	—	—	Accrued expenses and other current liabilities	1	4

Total derivatives		$7	$4		$1	$4

Effect of Derivative Instruments on Income and Other Comprehensive Loss

		Years Ended December 31,
	Location of Gain (Loss)	2011	2010	2009
Fair value hedges:
Interest rate swaps
Gains (losses) on derivatives	Other income (loss), net*	$3	$5	$—
Gains (losses) on borrowings	Other income (loss), net*	(3)	(5)	—

		Years Ended December 31,
	Location of Gain (Loss)	2011	2010	2009
Cash flow hedges:
Interest rate locks
Amount of loss recognized in accumulated other comprehensive loss on derivative (effective portion)	Accumulated other comprehensive loss	$(14)	$—	$—
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income (effective portion)	Interest expense	(1)	—	3
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Other income (loss), net**	—	—	—

		Years Ended December 31,
	Location of Gain (Loss)	2011	2010	2009
Derivatives not designated as hedges:
Foreign currency forward contracts	Other income (loss), net	$6	$5	$4

*	For the years ended December 31, 2011 and 2010, there were insignificant losses recognized in income related to the ineffective portion of these hedges. No amounts were excluded from the assessment of hedge effectiveness for the years ended December 31, 2011 and 2010.
**	For the years ended December 31, 2011 and 2009, there were insignificant gains recognized in income related to the ineffective portion of these hedges. No amounts were excluded from the assessment of hedge effectiveness for the years ended December 31, 2011 and 2009.

13.	EMPLOYEE BENEFIT PLANS

Defined Benefit Plans—We sponsor supplemental executive retirement plans consisting of funded and unfunded defined benefit plans for certain former executives. Retirement benefits are based primarily on the former employees’ salary, as defined, and are payable upon satisfaction of certain service and age requirements as defined by the plans.

The following tables show the change in benefit obligation and the change in fair value of plan assets as of December 31, 2011 and 2010 (the measurement dates), for the unfunded U.S. plan:

	2011	2010
Change in benefit obligation:
Benefit obligation—beginning of year	$19	$18
Interest cost	1	1
Actuarial loss	2	1
Benefits paid	(1)	(1)

Benefit obligation—end of year	$21	$19

Change in plan assets:
Fair value of plan assets—beginning of year	$—	$—
Actual return on plan assets	—	—
Benefits paid	—	—
Employer contributions	—	—

Fair value of plan assets—end of year	$—	$—

Funded status at end of year	$(21)	$(19)

Accumulated benefit obligation	$21	$19

Amounts recognized in the consolidated balance sheets as of December 31, 2011 and 2010:

	2011	2010
Accrued current benefit liability	$(1)	$(1)
Accrued long-term benefit liability	(20)	(18)

Funded status	$(21)	$(19)

Amounts recognized in accumulated other comprehensive loss of the unfunded U.S. defined benefit plan at December 31, 2011 and 2010, consist entirely of unrecognized net losses of $10 million and $7 million, respectively.

There are estimated to be insignificant amounts of unrecognized net losses that will be amortized into net periodic benefit cost over the next fiscal year.

The net periodic pension cost for the unfunded U.S. plan for the three years ended December 31, 2011, 2010, and 2009 was $1 million, insignificant, and $1 million, respectively, and consisted entirely of interest cost.

The weighted average assumptions used in the measurement of our benefit obligation as of December 31, 2011 and 2010 (the measurement dates), for the unfunded U.S. plan are as follows:

	2011	2010
Discount rate	4.10%	5.10%

The weighted average assumptions used in the measurement of our net cost as of December 31, 2011, 2010, and 2009 (the measurement dates), for the unfunded U.S. plan are as follows:

	2011	2010	2009
Discount rate	5.10%	5.60%	6.25%
Rate of compensation increase	—%	—%	—%

As of December 31, 2011, the benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter, are disclosed below. The expected benefits are estimated based on the same assumptions used to measure our benefit obligation at the end of the year and include benefits attributable to estimated future employee service as follows:

Year Ending December 31,
2012	$1
2013	1
2014	1
2015	1
2016	1
2017—2021	8

Total	$13

Defined Contribution Plans—We provide retirement benefits to certain qualified employees under the Retirement Savings Plan (a qualified plan under Internal Revenue Code Section 401(k)), the Field Retirement Plan (a nonqualified plan), and other similar plans. We record expenses related to the Retirement Savings Plan based on a percentage of qualified employee contributions on stipulated amounts; a substantial portion of these contributions are included in the other revenues from managed properties and other costs from managed properties lines in the consolidated statements of income (loss) as the costs of these programs are largely related to employees located at lodging properties managed by us and are therefore paid for by the property owners. Refer to the table below for costs related to these plans.

Deferred Compensation Plans—Historically, we provided nonqualified deferred compensation for certain employees through several different plans. In 2010, these plans were consolidated into the one Amended and Restated Hyatt Corporation Deferred Compensation Plan (“DCP”). Contributions and investment elections are determined by the employees. The Company also provides contributions according to preapproved formulas. A portion of these contributions relate to hotel property level employees, which are reimbursable to us and are included in the other revenues from managed properties and other costs from managed properties lines in the consolidated statements of income (loss). As of December 31, 2011 and 2010, the DCP is fully funded in a rabbi trust. The assets of the DCP are primarily invested in mutual funds, which are recorded in other assets in the consolidated balance sheets (see Note 4). The related deferred compensation liability is recorded in other long-term liabilities (see Note 14). Refer to the table below for costs related to the DCP.

	Years Ended December 31,
	2011	2010	2009
Defined benefit plan	$1	$—	$1
Defined contribution plans	35	32	28
Deferred compensation plans	7	5	6

Employee Stock Purchase Program—In 2010, the Company’s stockholders approved the Hyatt Hotels Corporation Employee Stock Purchase Program (“ESPP”), which is designed to qualify under Section 423 of the Internal Revenue Code. The ESPP provides eligible employees with the opportunity to purchase shares of the Company’s common stock on a quarterly basis through payroll deductions at a price equal to 95% of the fair market value on the last trading day of each quarter. Enrollment occurs prior to the commencement of the quarter with elections being deducted from payroll during the quarter and the actual purchase of stock is completed subsequent to the quarter close. There are 1,000,000 shares reserved for issuance under the ESPP which has been deemed to be non-compensatory. Approximately 72,000 shares and 16,000 shares were issued under the ESPP during 2011 and 2010, respectively.

14.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2011 and 2010, consist of the following:

	December 31, 2011	December 31, 2010
Deferred compensation plans (see Note 13)	$242	$244
Hyatt Gold Passport Fund (see Note 2)	237	226
Other accrued income taxes (see Note 15)	198	141
Deferred gains on sale of hotel properties	57	45
Defined benefit plans (see Note 13)	20	18
Purchase price holdback (see Note 8)	20	—
Deferred incentive compensation plans	8	9
Deferred income taxes (see Note 15)	5	20
Other	103	99

Total	$890	$802

15.	INCOME TAXES

Our tax provision includes federal, state, local, and foreign income taxes payable. The domestic and foreign components of income (loss) before income taxes for the three years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
U.S. loss before tax	$(33)	$(38)	$(148)
Foreign income before tax	116	126	97

Income (loss) before income taxes	$83	$88	$(51)

The provision (benefit) for income taxes from continuing operations for the three years ended December 31, 2011, 2010 and 2009 is comprised of the following:

	2011	2010	2009
Current:
Federal	$73	$2	$(120)
State	26	(1)	2
Foreign	10	44	37

Total Current	$109	$45	$(81)

Deferred:
Federal	$(98)	$3	$82
State	(30)	6	(3)
Foreign	(9)	(17)	(6)

Total Deferred	$(137)	$(8)	$73

Total	$(28)	$37	$(8)

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate from continuing operations reported in the financial statements:

	2011	2010	2009
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal tax benefit	(2.1)	2.0	3.8
Foreign and U.S. tax effects attributable to foreign operations	(46.7)	(6.6)	65.0
Tax contingencies	(5.1)	12.2	(20.7)
Change in valuation allowances	(15.8)	(4.0)	(59.2)
General business credits	(0.9)	(2.7)	3.9
Equity based compensation	1.4	7.0	—
Other	0.3	(0.9)	(11.2)

Effective income tax rate	(33.9)%	42.0%	16.6%

For 2011, significant items affecting the tax rate include a benefit of $30 million related to foreign tax credits generated by a deemed distribution from foreign subsidiaries, a benefit of $17 million related to the settlement of a tax issue in a foreign jurisdiction, which is offset by $13 million of net increases to our uncertain tax positions (inclusive of interest and penalties). Additional benefits include the impact of foreign operations taxed at rates below the U.S. rate and the release of a valuation allowance of $13 million against certain foreign net operating losses.

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

The components of net deferred tax asset from continuing operations at December 31, 2011 and 2010 is comprised of the following:

	2011	2010
Employee benefits	$155	$129
Foreign and state net operating losses and credit carryforwards	146	108
Nonconsolidated investments	58	64
Allowance for uncollectible assets	30	28
Intangibles	25	21
Future deductions pursuant to IRS settlement	—	18
Interest and state benefits	24	21
Unrealized investment losses	11	2
Other	41	60
Valuation allowance	(83)	(96)

Total deferred tax asset	$407	$355

Deferred tax liabilities related to:
Installment sales	$(10)	$(17)
Property and equipment	(130)	(195)
Nonconsolidated investments	(41)	(25)
Unrealized investment gains	(1)	(5)
Prepaid expenses	(12)	(11)
Other	—	(31)

Total deferred tax liability	$(194)	$(284)

Net deferred tax asset	$213	$71

Recognized in the balance sheet as:
Deferred tax assets—current	$23	$29
Deferred tax assets—noncurrent	197	62
Deferred tax liabilities—current	(2)	—
Deferred tax liabilities—noncurrent	(5)	(20)

Total	$213	$71

Net deferred tax assets increased during 2011 by $142 million. This increase is primarily due to a change in tax treatment related to certain hotel renovation costs of $90 million, the carryforward of foreign tax credits and business tax credits generated during the current year in the amount of $37 million, an increase to deferred deductions related to employee deferred benefits in the amount of $26 million as well as the release of a valuation allowance for $13 million against certain foreign net operating losses.

For 2010, deferred tax assets related to nonconsolidated joint venture investments increased primarily due to impairments of $23 million that were recorded against certain holdings. This was offset by an increase of $8 million in deferred tax liabilities related to property and equipment from hotel asset sales during the year.

As of December 31, 2011, we have determined that undistributed net earnings of $252 million of certain foreign subsidiaries are indefinitely reinvested in operations outside the United States. These earnings could become subject to additional taxes if remitted as dividends, loaned to a U.S. affiliate, or if we sold our interest in the affiliates; the resulting U.S. income tax liabilities could be offset, in whole or in part, -by credits allowable for taxes paid to foreign jurisdictions. The actual tax costs would depend on the income tax laws and circumstances at the time of the realization events; determination of the potential net liability is not practicable due to the complexities of the hypothetical calculation. We continue to provide deferred taxes, as required, on the undistributed earnings of foreign subsidiaries and unconsolidated affiliates that are not indefinitely reinvested in operations outside the United States.

As of December 31, 2011, we have $106 million of future tax benefits related to state and foreign net operating losses and $2 million of benefits related to state credits. Some of these operating losses will begin to expire in 2012 and continue through 2031; however, a number of these operating losses, as well as the state credits, have no expiration date and may be carried forward indefinitely. During the year we added $30 million of foreign tax credits that will expire in 2021 and $7 million of general business credits that will expire in 2031.

A valuation allowance of $77 million has been established for certain net operating loss benefits, as we believe it is more likely than not that we will be unable to utilize these operating loss carry forwards. A valuation allowance of $6 million has also been established against other foreign assets that are not expected to be realized.

Total unrecognized tax benefits as of December 31, 2011 and 2010 were $175 million and $89 million, respectively, of which $49 million and $50 million, respectively, would impact the effective tax rate if recognized. It is reasonably possible that a reduction of up to $33 million of unrecognized tax benefits could occur within twelve months resulting from the resolution of audit examinations and the expiration of certain tax statutes of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
Unrecognized tax benefits—beginning balance	$89	$83
Total increases—current period tax positions	34	5
Total increases—prior period tax positions	66	4
Settlements	(11)	(3)
Lapse of statute of limitations	(3)	—

Unrecognized tax benefits—ending balance	$175	$89

Increases to current and prior period tax positions in the amount of $90 million are primarily due to a change in our treatment for expensing certain renovation costs as the result of ongoing negotiations with the IRS and temporary regulations issued by the U.S. Treasury Department in the fourth quarter of 2011.

During 2011 we paid $8 million tax and penalties to settle certain tax issues with foreign taxing authorities, as well as $10 million tax and interest to H Group Holding, Inc. (the “Former Parent”) in accordance with a tax separation agreement to settle tax issues and related interest due from IRS and state examinations that covered the 2001 tax year.

During 2010, we paid $3 million to settle certain state and foreign tax issues and related interest and penalties related to tax years 2003 through 2009.

In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total gross accrued interest and penalties were $60 million, $75 million and $65 million as of December 31, 2011, 2010 and 2009, respectively. The amount of interest and penalties recognized as a component of income tax expense during 2011 was a benefit of $12 million, comprised of a benefit of $17 million as the result of the settlement of audits in foreign jurisdictions offset by $5 million interest expense recognized on other uncertain tax positions during the year. For the years ended December 31, 2010 and 2009, $10 million and $16 million, respectively, was recognized as a component of income tax expense.

Our 2008, 2007, 2006 and 2005 federal income tax returns are currently under IRS examination. The statute of limitations for the following federal income tax returns are still open: the Former Parent for the taxable years ended January 31, 2001 and 2003, and December 31, 2003 and 2004; Hyatt Corporation for the short-period ended December 31, 2004; AIC Holding Co. for the taxable years ended December 31, 2003 and 2004, and HHC for the taxable year ended December 31, 2004. We have protested certain adjustments proposed by the IRS related to these taxable years. For years prior to 2005, these adjustments are currently under review by the Appeals Office.

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

During 2010, we made deposits totaling $3 million for tax to the State of Illinois under its Tax Amnesty program for tax related issues that are currently in Appeals regarding the 2003, 2004 and 2005 years. This amount includes $2 million paid by the Former Parent for the Company’s share of tax that would be due under a tax separation agreement for years 2003 and 2004. We also recorded tax receivables totaling $20 million for tax and accrued interest due from the IRS for claims to deduct certain costs that were previously capitalized in the 2008 tax year.

16.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:

Guarantees and Commitments—As of December 31, 2011, we are committed, under certain conditions, to loan or invest up to $614 million, net of any related letters of credit, in various business ventures.

Included in the $614 million in commitments is our share of a hospitality venture’s commitment to purchase a hotel within a to-be constructed building in New York City for a total purchase price of $375 million. The hospitality venture will be funded upon the purchase of the hotel and our share of the purchase price commitment is 66.67% (or approximately $250 million). In accordance with the purchase agreement, we have agreed to fund a $50 million letter of credit as security towards this future purchase obligation. The agreement stipulates the purchase of the completed property is contingent upon the completion of certain contractual milestones. The $50 million funded letter of credit is included as part of our total letters of credit outstanding at December 31, 2011 and therefore netted against our future commitments amount disclosed above. For further discussion see the “Letters of Credit” section of this footnote listed below.

Also included in the $614 million listed above is our commitment to develop, own and operate a hotel property in the State of Hawaii through a joint venture formed in 2010. While our final investment is contingent upon the amount of debt financing incurred by the joint venture, the maximum remaining commitment under the joint venture agreement at December 31, 2011 is $139 million. In addition to this commitment, the $614 million includes a commitment to invest $32 million in a newly-formed joint venture to develop select service hotels (see Note 3).

Certain of our hotel lease or management agreements contain performance tests that stipulate certain minimum levels of operating performance. These performance test clauses typically provide us the option to fund a shortfall in profit performance. If we choose not to fund the shortfall the hotel owner has the option to terminate the management contract. As of December 31, 2011, there were no amounts recorded in accrued expenses and other current liabilities related to these performance test clauses.

Additionally, from time to time, we may guarantee certain of our hotel owners certain levels of hotel profitability based on various metrics. We have management agreements where we are required to make payments based on specified thresholds. During 2011, we recorded a $4 million charge under one of these agreements. Under a separate agreement, we had $3 million accrued as of December 31, 2011. The remaining maximum potential payments related to these agreements are $30 million.

We have entered into various loan, lease, completion, and repayment guarantees related to investments held in hotel operations. The maximum exposure under these agreements as of December 31, 2011 is $56 million. With respect to a repayment guarantee related to one joint venture property, the Company has agreements with its partners that require each partner to pay a pro-rata portion of the guarantee based on each partner’s ownership percentage. Assuming successful enforcement of these agreements with respect to this particular joint venture, our maximum exposure under the various agreements described above as of December 31, 2011 would be $52 million. As of December 31, 2011, the maximum exposure includes $25 million of a loan repayment guarantee related to our contribution of Hyatt Regency Minneapolis to a newly formed joint venture (see Note 8).

Surety Bonds—Surety bonds issued on our behalf totaled $25 million at December 31, 2011 and primarily relate to workers’ compensation, taxes, licenses, and utilities related to our lodging operations.

Letters of Credit—Letters of credit outstanding on our behalf as of December 31, 2011 totaled $120 million, the majority of which relate to our ongoing operations. Of the $120 million letters of credit outstanding, $99 million reduces the available capacity under the revolving credit facility (see Note 10).

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

We are subject, from time to time, to various claims and contingencies related to lawsuits, taxes, and environmental matters, as well as commitments under contractual obligations. Many of these claims are covered under the current insurance programs, subject to deductibles. For those matters not covered by insurance, we reasonably recognize a liability associated with such commitments and contingencies when a loss is probable and reasonably estimable. Although the ultimate liability for these matters cannot be determined at this point, based on information currently available, we do not expect that the ultimate resolution of such claims and litigation will have a material effect on our consolidated financial statements.

17.	STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Comprehensive Loss—Comprehensive loss primarily relates to reported earnings (losses), foreign currency translation, unrealized losses on available for sale securities, changes in unrecognized pension cost, and unrealized losses on derivative instruments.

The following table summarizes components of accumulated other comprehensive loss at December 31, 2011, 2010, and 2009:

	December 31, 2011	December 31, 2010	December 31, 2009
Foreign currency translation adjustments, net of income taxes of $(9) million, $(10) million, and $(9) million in 2011, 2010 and 2009, respectively	$(64)	$(33)	$(48)
Unrealized loss on available for sale securities, net of income taxes of $1, $- and $- in 2011, 2010 and 2009, respectively	(2)	—	—
Unrecognized pension cost, net of income taxes of $4 million, $3 million and $3 million in 2011, 2010 and 2009, respectively	(6)	(5)	(5)
Unrealized loss on derivative instruments, net of income taxes of $5, $-, and $- in 2011, 2010 and 2009, respectively	(8)	—	—

Total accumulated other comprehensive loss	(80)	(38)	(53)

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

At December 31, 2011, Pritzker family business interests beneficially owned, in the aggregate, approximately 79.2% of our Class B common stock, representing approximately 57.7% of the outstanding shares of our common stock and approximately 76.3% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests are able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors and other significant corporate transactions. While the voting agreements are in effect, they may provide our board of directors with effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. Pursuant to the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, the Pritzker family business interests have agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock. In addition, other stockholders, including entities affiliated with Goldman, Sachs & Co. and Madrone GHC, LLC, beneficially own, in the aggregate, approximately 20.8% of our outstanding Class B common stock, representing approximately 15.2% of the outstanding shares of our common stock and approximately 20.1% of the total voting power of our outstanding common stock. Pursuant to the 2007 Stockholders’ Agreement, these entities have also agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock.

On May 14, 2009, the Company sold 29,195,199 shares of HHC common stock at $26 per share in exchange for $755 million in cash, net of $4 million in transaction costs through a private placement to certain of our existing investors and their affiliates.

Share Repurchase—During 2011, we repurchased 8,987,695 shares of Class B common stock for $44.03 per share, the closing price of the Company’s Class A common stock on May 13, 2011, for an aggregate purchase price of approximately $396 million. The shares repurchased represented approximately 5.2% of the Company’s total shares of common stock outstanding prior to the repurchase. The shares of Class B common stock were repurchased from trusts for the benefit of certain Pritzker family members in privately-negotiated transactions and were retired, thereby reducing the total number of shares outstanding and reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.

Treasury Stock—During 2010, certain participants in the Deferred Compensation Plan had a one-time option to use their designated assets to purchase shares of our Class A common stock. As a result, 30,805 shares of Class A common stock issued out of treasury stock shares for an aggregate purchase price of $1 million.

During December 2009, we withheld 67,078 shares of common stock for a total of $2 million from employees to satisfy statutory minimum tax-withholding requirements in connection with the vesting of restricted stock and the issuance of stock to employees (see Note 18).

Senior Subordinated Notes and Stock Subscription Agreement—On August 28, 2007, we issued the 2013 Notes to an independent third party. At the same time, we entered into a Subscription Agreement with this independent third party that required the third party to acquire a variable number of shares of the Company’s common stock at a future date, as specified in the Subscription Agreement, for a total of $500 million in cash. This independent third party also received a seat on our board of directors. On October 25, 2007, we issued $100 million of additional 2013 Notes to, and executed an amendment to the Subscription Agreement with, a second independent third party that required such independent third party to acquire a variable number of shares of our common stock at a future date, as specified in the Subscription Agreement, for a total of $100 million in cash. On May 13 and May 18, 2009, HHC repurchased and cancelled the outstanding 2013 Notes for $600 million plus $88 million in make whole interest and early settlement premiums. Other income (loss), net includes these costs plus the write off of $5 million in deferred financing costs associated with these 2013 Notes.

Under the Subscription Agreement, the purchasers were required to pay us a subscription fee of 0.84% per year of the purchase price through the settlement date, as defined below. The fair value of the subscription receivable of $18 million was recorded as additional paid-in-capital at the date the Subscription Agreement was executed. The purchase of shares of our common stock under the Subscription Agreement was mandatory on September 1, 2011, or earlier in the event of a change of control of the Company or an initial public offering of the Company’s common stock (the “Settlement Date”). The purchase of the shares of our common stock was to have been settled in cash in exchange for a variable number of our common stock based upon the fair value per share of our common stock on the Settlement Date. If the fair value per share of our common stock on the Settlement Date was less than or equal to $55.28, the purchasers would be obligated to purchase shares of common stock from the Company at a price of $55.28 per share. The purchasers’ obligations under the Subscription Agreements were secured by a pledge of the 2013 Notes to us. In connection with the repurchase of the 2013 Notes, on May 13 and May 18, 2009, the purchasers and we agreed to early settle their rights and obligations under the Subscription Agreement. Such settlement included a purchase of our common stock by the purchasers on the terms of the Subscription Agreement. Accordingly, the purchasers purchased 10,853,142 shares of common stock for $600 million, for a purchase price per share of $55.28. As part of this transaction the Company recognized $13 million of transaction costs as a reduction of additional paid in capital. These costs have been deferred from the date of the original Subscription Agreement. In addition, we received the remaining $11 million due to us under the Subscription Agreement.

18.	STOCK-BASED COMPENSATION

As part of our Long-Term Incentive Plan, we award Stock Appreciation Rights (“SARs”), Restricted Stock Units (“RSUs”) and Performance Share Units (“PSUs”) to certain employees. Compensation expense and unearned compensation figures within this note exclude amounts related to employees of our managed hotels as this expense has been and will continue to be reimbursed by our third party hotel owners and is recorded on the lines other revenues from managed properties and other costs from managed properties. Compensation expense related to these awards for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Years Ended December 31,
	2011	2010	2009
Stock appreciation rights	$9	$11	$9
Restricted stock units	12	8	7
Performance share units	1	—	—

The income tax benefit related to these plans for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Years Ended December 31,
	2011	2010	2009
Stock appreciation rights	$3	$4	$4
Restricted stock units	4	3	3
Performance share units	—	—	—

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

The following table sets forth a summary of the SAR activity in 2011, 2010, and 2009:

Grant Date	SARs Granted	Per SAR Value	Vesting Period	Vesting Start Month
March 2011	359,062	19.08	25% annually	March 2012
May 2010	338,326	19.84	25% annually	May 2011
March 2010	386,834	15.93	25% annually	March 2011
October 2009	61,121	13.60	25% annually	August 2010
May 2009	492,210	14.40	25% annually	April 2010

The weighted average grant date fair value for the awards granted in 2011, 2010, and 2009 was $19.08, $17.75, and $14.31, respectively.

The fair value of each SAR was estimated based on the date of grant using the Black-Scholes-Merton option-valuation model with the following weighted-average assumptions:

	2011	2010	2009
Exercise Price	$41.74	$36.78	$26.34
Expected Life in Years	6.251	6.251	6.193
Risk-free Interest Rate	2.43%	2.72%	2.44%
Expected Volatility	43.39%	45.95%	55.20%
Annual Dividend Yield	0%	0%	0%

We used an estimated forfeiture rate of 0% because only a small group of executives received these grants and we have limited historical data on which to base these estimates. We record the compensation expense earned for SARs on a straight-line basis from the date of grant. The exercise price of these SARs was the fair value of our common stock at the grant date, based on a valuation of the Company, or the closing share price on the date of grant for all 2011 and 2010 grants. Due to a lack of historical exercise information the expected life was estimated based on the midpoint between the vesting period and the contractual life of each SAR, per guidance from the SEC’s Staff Accounting Bulletin No. 107 and No. 110. The risk-free interest rate was based on U.S. Treasury instruments with similar expected life. The expected volatility was estimated using the average implied volatility of exchange-traded options of our major publicly traded competitors. As of the fourth quarter of 2009, the Company changed its methodology for calculating expected volatility from using the average implied volatility to using the average historical volatility of our peer group over a time period consistent with our expected term assumption.

A summary of employee SAR activity as of December 31, 2011, and changes during 2011, are presented below:

	SAR Units	Weighted Average Exercise Price (in whole dollars)	Weighted Average Contractual Term
Outstanding at December 31, 2010:	2,554,150	$45.25	7.67
Granted	359,062	41.74	9.21
Exercised	—	—	—
Forfeited or canceled	2,500	58.18	6.34

Outstanding at December 31, 2011:	2,910,712	$45.17	6.97
Exercisable as of December 31, 2011:	1,679,603	$51.12	6.03

The total intrinsic value of SARs outstanding at December 31, 2011 was $8 million and the total intrinsic value for exercisable SARs was $3 million as of December 31, 2011.

Restricted Stock Units—Vested RSUs will be settled with a single share of our Class A common stock with the exception of insignificant portions of the March 2011, June 2011, and May 2010 awards which will be settled in cash. The value of the RSUs was based upon the fair value of our common stock at the grant date, based upon a valuation of the Company, or the closing stock price of our Class A common for the December 2009 award and all 2010 and 2011 awards. Awards issued prior to our November 2009 IPO are deferred in nature and will be settled once all tranches of the award have fully vested or otherwise as provided in the relevant agreements, while all awards issued in December 2009 and later will be settled as each individual tranche vests under the relevant agreements.

The following table sets forth a summary of the employee RSU activity in 2011, 2010, and 2009:

Grant Date	RSUs	Value	Total Value (in millions)	Vesting Period
September 2011	10,493	$33.35	$—	4 years
June 2011	14,124	$38.92	$1	2 to 4 years
March 2011	484,685	$41.74	$20	4 years
September 2010	20,707	$39.84	$1	4 years
May 2010	466,223	$40.96	$19	4 years
March 2010	102,252	$33.12	$3	4 years
December 2009	7,500	$30.09	$—	4 years
October 2009	28,565	$29.10	$1	4 years
May 2009	160,378	$26.00	$4	Immediately to 11 years
May 2009	116,344	$26.00	$3	4 years

During the year ended December 31, 2011, 6,943 RSUs from the March 2011 grant, 4,236 RSUs from the September 2010 grant, and 6,284 RSUs from the May 2009 grant were forfeited. During the year ended December 31, 2010, 5,003 RSUs from the May 2009 grant were forfeited. The Company reversed compensation expense associated with the unvested, forfeited awards.

We record compensation expense earned for RSUs on a straight-line basis from the date of grant using an expected forfeiture rate of 5%. In certain situations we also grant cash-settled RSUs which are recorded as a liability instrument. The liability and related expense for granted cash-settled RSUs are insignificant as of and for the period ended December 31, 2011.

A summary of the status of the non-vested employee restricted stock unit awards outstanding under the plan as of December 31, 2011 is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value (in whole dollars)
Nonvested at December 31, 2010:	969,535	$38.71
Granted	509,302	41.49
Vested	242,238	41.04
Forfeited or canceled	17,463	41.00

Nonvested at December 31, 2011:	1,219,136	$39.37

As of December 31, 2011, the total intrinsic value of deferred RSUs that vested in 2011 is $4 million. The total intrinsic value of nonvested RSUs as of December 31, 2011 was $46 million.

Performance Share Units—During 2011, the compensation committee of our board of directors granted to certain executive officers PSUs, which are restricted stock units that vest based on satisfaction of certain performance targets. The number of PSUs that will ultimately vest and be paid out in Class A common stock will range from 0 to 200 percent of the target amount stated in each executive officer’s award agreement based upon the performance of the Company relative to the applicable performance target. The target number of PSUs granted to all executive officers total 99,660 with a weighted average grant date fair value of $41.74. The performance period is a three year period beginning January 1, 2011 and ending December 31, 2013. The PSUs will vest at the end of the performance period only if the performance target is met; there is no interim performance metric.

As of December 31, 2011 the total intrinsic value of nonvested PSU was $4 million.

Our total unearned compensation for our stock-based compensation programs as of December 31, 2011 was $16 million for SARs, $30 million for RSUs and $3 million for PSUs, which will be recorded to compensation expense primarily over the next four years with certain awards extending to ten years as follows:

	2012	2013	2014	2015	2016+	Total
SARs	$7	$5	$3	$1	$—	$16
RSUs	11	10	7	1	1	30
PSUs	1	2	—	—	—	3

Total	$19	$17	$10	$2	$1	$49

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

In addition to those included elsewhere in the notes to the consolidated financial statements, related-party transactions entered into by us are summarized as follows:

Investments—We are an investor in certain real estate partnerships that are managed by an affiliate. Generally, we are entitled to a preferred return on these investments, and we retain a small residual ownership interest after our preferred capital balance is repaid. While the carrying value of these cost method investments at December 31, 2011 and 2010 is zero, we received distributions from the sale of underlying investments during the years ended December 31, 2011, 2010, and 2009 of $0, $0, and $21 million, respectively. The distributions are included in other income (loss), net in our consolidated statements of income (loss).

In addition, we own a 5% limited partnership interest and limited liability company interests in three privately held investment entities, which invest in life science technology companies and are managed by an affiliate. The carrying value of these cost method investments at December 31, 2011 and 2010 is zero. We received distributions during the years ended December 31, 2011, 2010, and 2009 of $0, $0, and $1 million, respectively. The distributions are included in other income (loss), net in our consolidated statements of income (loss).

Leases—Our corporate headquarters have been located at the Hyatt Center in Chicago, Illinois since 2005. The Hyatt Center was owned by a related party until December 20, 2010, when it was sold to an unrelated third party. We recorded, in selling, general and administrative expenses, $9 million and $9 million in 2010 and 2009, respectively, for rent, taxes and our share of operating expenses and shared facility costs under the lease while the building was owned by a related party. A subsidiary of the Company holds a master lease for a portion of the Hyatt Center and has entered into sublease agreements with certain related parties. We amended one of these sublease agreements to extend the term of the agreement and expand the amount of space covered by the agreement. The amended sublease agreement includes sublease income paid to Hyatt that represents market rates, and is less than the rental payments that we are required to make under the master lease. As a result, during the 2011, we recognized a $5 million loss on the transaction, which is recorded in other income (loss), net on the consolidated statements of income (loss). Future sublease income for this space from related parties is $19 million.

Property and Equipment—Through June 2009, a related party provided services for the operation and maintenance of our aircraft. We were charged for the cost of operating the aircraft. Subsequent to June 2009, we entered into an agreement with an unrelated third party to provide the operation and maintenance of our aircraft. However, the flight crew continues to be employed by a related party. Additionally, we had a timesharing agreement with certain affiliates whereby the participating entities had use of a shared aircraft pool. Under the timeshare agreements, we were charged for its use of other aircrafts subject to the timeshare agreement and charges out the use of its aircraft by the participating entities. We recorded expenses of $0, $0, and $2 million for the years ended December 31, 2011, 2010, and 2009, respectively, associated with these aircraft operating and maintenance services, which are included in selling, general and administrative expenses. As of December 31, 2011 and 2010, we had $0 and insignificant payables, respectively, due to the related party service provider. During 2011, the relevant related party agreements terminated.

Legal Services—A partner in a law firm that provided services to us throughout 2011, 2010, and 2009 is the brother-in-law of our Executive Chairman. We incurred legal fees with this firm of $2 million, $4 million, and $9 million, for the years ended December 31, 2011, 2010, and 2009, respectively. Legal fees when expensed are included in selling, general and administrative expenses. As of December 31, 2011 and 2010, we had insignificant amounts due to the law firm.

Gaming—We had a Gaming Space Lease Agreement with HCC Corporation (“HCC”), a related party, whereby it leased approximately 20,990 square feet of space at the Hyatt Regency Lake Tahoe Resort, Spa and Casino, where it operated a casino. In connection with the Gaming Space Lease Agreement, we also provided certain sales, marketing and other general and administrative services to HCC under a Casino Facilities Agreement. In exchange for such services, HCC paid us fees based on the type of services being provided and for complimentary goods and services provided to casino customers. We received $2 million, $3 million, and $3 million for the years ended December 31, 2011, 2010, and 2009, respectively, under this agreement. During 2011, the relevant related party agreements terminated. The new agreements for the casino are with an unrelated third party.

Other Services—A member of our board of directors who was appointed in 2007 is a partner in a firm from which the Company receives financial advisory services. We engaged this firm as lead underwriter associated with our initial public offering. Under this arrangement, the firm earned fees in 2009, along with other underwriters, of $49 million and $7 million from the selling stockholders and us, respectively. At December 31, 2011 and December 31, 2010, no amounts were owed to the firm. Additionally, affiliates of the financial advisory firm own hotels from which we received management and franchise fees of $6 million, $6 million, and $4 million during the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011 and 2010, we had $1 million and insignificant receivables, respectively, due from these properties.

Equity Method Investments—We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We recorded fees of $36 million, $33 million, and $29 million for the years ended December 31, 2011, 2010, and 2009, respectively, related to these properties. As of December 31, 2011 and 2010, we had receivables due from these properties of $7 million and $8 million, respectively. In addition, in some cases we provide loans (see Note 7) or guarantees (see Note 16) to these entities. Our ownership interest in these equity method investments generally varies from 8% to 50%. See Note 3 for further details regarding our investments.

Share Repurchase—During 2011, we repurchased 8,987,695 shares of Class B common stock for $44.03 per share, the closing price of the Company’s Class A common stock on May 13, 2011, for an aggregate purchase price of approximately $396 million. The shares repurchased represented approximately 5.2% of the Company’s total shares of common stock outstanding prior to the repurchase. The shares of Class B common stock were repurchased from trusts held for the benefit of certain Pritzker family members in privately-negotiated transactions and were retired, thereby reducing the total number of shares outstanding and reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.

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

•

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

•

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

Our chief operating decision maker evaluates performance based on each segment’s Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) attributable to Hyatt Hotels Corporation plus our pro-rata share of unconsolidated hospitality ventures Adjusted EBITDA before equity earnings (losses) from unconsolidated hospitality ventures; gains (losses) on sales of real estate; asset impairments; other income (loss), net; discontinued operations, net of tax; net loss attributable to noncontrolling interests; depreciation and amortization; interest expense; and (provision) benefit for income taxes.

The table below shows summarized consolidated financial information by segment. Included within Corporate and other are unallocated corporate expenses, revenues and expenses on our vacation ownership properties, and the results of our co-branded credit card launched in 2010.

(in millions)	2011	2010	2009
North American Management and Franchising
Revenues	$1,605	$1,476	$1,387
Intersegment Revenues (a)	64	64	63
Adjusted EBITDA	167	145	121
Depreciation and Amortization	13	11	11
Capital Expenditures	—	1	1

International Management and Franchising
Revenues	215	210	176
Intersegment Revenues (a)	19	16	17
Adjusted EBITDA	87	76	62
Depreciation and Amortization	3	2	2
Capital Expenditures	3	1	1

Owned and Leased Hotels
Revenues	1,879	1,859	1,780
Adjusted EBITDA	400	356	302
Depreciation and Amortization	282	258	247
Capital Expenditures	321	304	213

Corporate and other
Revenues	82	62	67
Adjusted EBITDA (b)	(116)	(101)	(79)
Depreciation and Amortization	7	8	9
Capital Expenditures	7	4	1

Eliminations (a)
Revenues	(83)	(80)	(80)
Adjusted EBITDA	—	—	—
Depreciation and Amortization	—	—	—
Capital Expenditures	—	—	—

TOTAL
Revenues	$3,698	$3,527	$3,330
Adjusted EBITDA	538	476	406
Depreciation and Amortization	305	279	269
Capital Expenditures	331	310	216

(a)	Intersegment revenues are included in the segment revenue totals and eliminated in Eliminations.
(b)	The year ended December 31, 2010 includes a favorable settlement during 2010 of approximately $8 million for a construction dispute at one of our vacation ownership properties.

The table below shows summarized consolidated balance sheet information by segment:

Total Assets

	December 31, 2011	December 31, 2010
North American Management and Franchising	$374	$307
International Management and Franchising	201	167
Owned and Leased Hotels (a)	4,825	4,219
Corporate and other	2,107	2,550

TOTAL	$7,507	$7,243

(a)	During 2011, we acquired $661 million of net assets from LodgeWorks. Excluding liabilities of $9 million and franchise and management intangibles of $73 million, we acquired assets totaling $597 million within our Owned and Leased segment.

The following table presents revenues and long-lived assets by geographical region:

	2011	2010	2009
Revenues:
United States	$2,911	$2,802	$2,676
All Foreign	787	725	654

Total	$3,698	$3,527	$3,330

	December 31, 2011	December 31, 2010
Long-Lived Assets:
United States	$3,548	$2,848
All Foreign	956	987

Total	$4,504	$3,835

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income (loss) attributable to Hyatt Hotels Corporation for the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009
Adjusted EBITDA	$538	$476	406
Equity earnings (losses) from unconsolidated hospitality ventures	4	(40)	(13)
Gains (losses) on sales of real estate	(2)	26	—
Asset impairments	(6)	(44)	(12)
Other income (loss), net	(11)	71	(48)
Discontinued operations, net of tax	—	4	(3)
Net loss attributable to noncontrolling interests	2	11	3
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(78)	(68)	(59)

EBITDA	447	436	274
Depreciation and amortization	(305)	(279)	(269)
Interest expense	(57)	(54)	(56)
(Provision) benefit for income taxes	28	(37)	8

Net income (loss) attributable to Hyatt Hotels Corporation	$113	$66	$(43)

21.	EARNINGS PER SHARE

The calculation of basic and diluted earnings per share including a reconciliation of the numerator and denominator are as follows:

	Years Ended December 31,
	2011	2010	2009
Numerator:
Income (loss) from continuing operations	$111	$51	$(43)
Income (loss) from discontinued operations	—	4	(3)
Net income (loss)	$111	$55	$(46)
Net loss attributable to noncontrolling interests	$2	$11	$3

Net income (loss) attributable to Hyatt Hotels Corporation	$113	$66	$(43)

Denominator:
Basic weighted average shares outstanding:	168,761,751	174,115,200	151,486,490
Share-based compensation	478,696	239,002	—

Diluted weighted average shares outstanding	169,240,447	174,354,202	151,486,490

Basic Earnings Per Share:
Income (loss) from continuing operations	$0.66	$0.29	$(0.28)
Income (loss) from discontinued operations	—	0.03	(0.02)
Net income (loss)	$0.66	$0.32	$(0.30)
Net loss attributable to noncontrolling interests	0.01	0.06	0.02

Net income (loss) attributable to Hyatt Hotels Corporation	$0.67	$0.38	$(0.28)

Diluted Earnings Per Share:
Income (loss) from continuing operations	$0.66	$0.29	$(0.28)
Income (loss) from discontinued operations	—	0.03	(0.02)
Net income (loss)	$0.66	$0.32	$(0.30)
Net loss attributable to noncontrolling interests	0.01	0.06	0.02

Net income (loss) attributable to Hyatt Hotels Corporation	$0.67	$0.38	$(0.28)

The computations of diluted net income (loss) per share for the years ended December 31, 2011, 2010 and 2009 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs, RSUs, and PSUs because they are anti-dilutive.

	Years Ended December 31,
	2011	2010	2009
Stock-settled SARs	48,900	59,100	138,000
RSUs	1,400	676,500	482,500
PSUs	—	—	—

22.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

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

	For the three months ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Consolidated statements of income data:
Owned and leased hotel revenues	$493	$470	$484	$432	$470	$455	$483	$451
Management and franchise fee revenues	77	66	75	70	73	61	64	57
Other revenues	17	18	17	14	11	11	12	11
Other revenues from managed properties (1)	403	343	360	359	364	352	330	322

Total revenues	990	897	936	875	918	879	889	841

Direct and selling, general, and administrative expenses	962	844	881	858	902	867	830	820
Income (loss) from continuing operations	52	13	36	10	(4)	29	19	7
Net income attributable to Hyatt Hotels Corporation (2), (3)	52	14	37	10	6	30	25	5

Income (loss) from continuing operations per common share, basic	$0.31	$0.08	$0.21	$0.06	$(0.02)	$0.17	$0.11	$0.04

Income (loss) from continuing operations per common share, diluted	$0.31	$0.08	$0.21	$0.06	$(0.02)	$0.17	$0.11	$0.04

(1)	Represents revenues that we receive from third-party property owners who reimburse us for costs that we incur on their behalf, with no added margin. These costs relate primarily to payroll at managed properties where we are the employer. As a result, these revenues have no effect on our profit, although they do increase our total revenues and the corresponding costs increase our total expenses. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal Factors Affecting Our Results of Operations—Revenues.”
(2)	Net income attributable to Hyatt Hotels Corporation in the fourth quarter of 2011 includes a $28 million benefit for income taxes primarily due to foreign tax credits generated by a deemed distribution from foreign subsidiaries and a settlement of tax issues in foreign jurisdictions.
(3)	Net income attributable to Hyatt Hotels Corporation in the fourth quarter of 2010 includes $21 million in asset impairments, net of the amount attributable to a noncontrolling partner at one property and $16 million of impairments recorded in equity earnings (losses) from unconsolidated hospitality ventures. These amounts were partially offset by $20 million in gains on sales of real estate.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2011, 2010, and 2009

(In millions)

	Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Revenues, Costs and Expenses	Additions Charged to Other Accounts		Deductions		Balance at End of Period
Year Ended December 31, 2011:
Trade receivables—allowance for doubtful accounts	$15	$4	$—		$(9)		$10
Notes receivable—allowance for losses	82	16	—		(8)		90
Deferred tax asset—valuation allowance	96	—	—		(13	)A	83

Year Ended December 31, 2010:
Trade receivables—allowance for doubtful accounts	12	6	—		(3)		15
Notes receivable—allowance for losses	74	11	3	B	(6)		82
Deferred tax asset—valuation allowance	100	—	—		(4)		96

Year Ended December 31, 2009:
Trade receivables—allowance for doubtful accounts	24	4	—		(16)		12
Notes receivable—allowance for losses	54	23	4	B	(7)		74
Deferred tax asset—valuation allowance	69	31	—		—		100

A—This amount represents the release of certain foreign net operating losses.

B—This amount represents currency translation on foreign currency denominated notes receivable.

SCHII-1

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on November 2, 2009)

3.2	Certificate of Retirement of 38,000,000 Shares of Class B Common Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 17, 2009)

3.3	Certificate of Retirement of 539,588 Shares of Class B Common Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 16, 2010)

3.4	Certificate of Retirement of 8,987,695 Shares of Class B Common Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 18, 2011)

3.5	Certificate of Retirement of 863,721 Shares of Class B Common Stock

3.6	Amended and Restated Bylaws of Hyatt Hotels (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 1, 2009)

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 1, 2009)

4.2	Registration Rights Agreement, dated as of August 28, 2007, as amended, by and among Global Hyatt Corporation, Madrone GHC, LLC, Lake GHC, LLC, Shimoda GHC, LLC, GS Sunray Holdings, L.L.C., GS Sunray Holdings Subco I, L.L.C., GS Sunray Holdings Subco II, L.L.C., GS Sunray Holdings Parallel, L.L.C., GS Sunray Holdings Parallel Subco, L.L.C., Mori Building Capital Investment LLC and others party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

4.3	Joinder Agreement to Registration Rights Agreement, dated as of January 26, 2010, by and among Hyatt Hotels Corporation and Mori Building Co., Ltd. (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-34521) filed with the Securities and Exchange Commission on February 25, 2010)

4.4	Indenture, dated as of August 14, 2009, as amended, between Hyatt Hotels Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

4.5	First Supplemental Indenture, dated as of August 14, 2009, between Hyatt Hotels Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

4.6	Second Supplemental Indenture, dated as of August 4, 2011, between the Company and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333-176038) filed with the Securities and Exchange Commission on August 4, 2011)

Exhibit Number	Exhibit Description
4.7	Third Supplemental Indenture, dated as of August 9, 2011, between the Company and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 9, 2011)

4.8	Form of 3.875% Senior Notes due 2016 (included as part of Exhibit 4.7 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 9, 2011)

4.9	Form of 5.375% Senior Notes due 2021 (included as part of Exhibit 4.7 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 9, 2011)

4.10	Registration Rights Agreement, dated as of October 12, 2009, by and among Hyatt Hotels Corporation and Thomas J. Pritzker, Marshall E. Eisenberg and Karl J. Breyer, solely in their capacity as co-trustees (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 15, 2009)

10.1	2007 Stockholders’ Agreement, dated as of August 28, 2007, as amended, by and among Hyatt Hotels Corporation, Madrone GHC, LLC, Lake GHC, LLC, Shimoda GHC, LLC, GS Sunray Holdings, L.L.C., GS Sunray Holdings Subco I, L.L.C., GS Sunray Holdings Subco II, L.L.C., GS Sunray Holdings Parallel, L.L.C., GS Sunray Holdings Parallel Subco, L.L.C., Mori Building Capital Investment LLC and others party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.2	Joinder Agreement to 2007 Stockholders’ Agreement, dated as of January 26, 2010, by and among Hyatt Hotels Corporation and Mori Building Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-34521) filed with the SEC on February 25, 2010)

+10.3	Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan, dated as of March 11, 2008, as amended by Amendments No. 1, 2, 3, and 4 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on November 2, 2009)

+10.4	Amendment No. 5 to Amended and Restated Global Hyatt Corporation Long-Term Incentive Plan, dated December 17, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34521) filed with the SEC on February 17, 2011)

+10.5	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.6	Amendment to Hyatt Hotels Corporation Non-Employee Director Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on November 3, 2010)

+10.7	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.8	Form of Special Cash Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

Exhibit Number	Exhibit Description
+10.9	Form of 2008 Special Restricted Stock Unit Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.10	Form of Special Restricted Stock Unit Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.11	Form of 2008 Restricted Stock Unit Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.12	Form of 2009 Restricted Stock Unit Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.13	Amendment to Hyatt Hotels Corporation Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on November 3, 2010)

+10.14	Form of Restricted Stock Unit Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on November 3, 2010)

+10.15	Second Amendment to Hyatt Hotels Corporation Special Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on November 3, 2010)

+10.16	Second Amendment to Hyatt Hotels Corporation Special Restricted Stock Unit Award Agreement (with Mark S. Hoplamazian) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on November 3, 2010)

+10.17	Amendment to Hyatt Hotels Corporation 2008 and 2009 Restricted Stock Unit Award Agreements, dated December 17, 2010 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34521) filed with the SEC on February 17, 2011)

+10.18	Restricted Stock Unit Agreement, dated as of December 18, 2006, between Global Hyatt Corporation and Mark S. Hoplamazian (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.19	Form of 2006 Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.20	Form of 2007 Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.21	Form of 2008 Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

Exhibit Number	Exhibit Description
+10.22	Form of 2009 Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.23	Form of Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-34521) filed with the Securities and Exchange Commission on February 25, 2010)

+10.24	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 21, 2011)

+10.25	Amended and Restated Hyatt Hotels Corporation Deferred Compensation Plan for Directors, dated as of December 10, 2009 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-34521) filed with the Securities and Exchange Commission on February 25, 2010)

+10.26	First Amendment to the Hyatt Hotels Corporation Deferred Compensation Plan for Directors, dated December 17, 2010 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34521) filed with the SEC on February 17, 2011)

+10.27	Hyatt Hotels Corporation Amended and Restated Summary of Non-Employee Director Compensation (June 2011) (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34521) filed with the Securities and Exchange Commission on August 2, 2011)

+10.28	Employment Letter, dated as of July 30, 2009, between Hyatt Hotels Corporation and Mark S. Hoplamazian (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.29	Employment Letter, dated as of June 9, 2008, between Hyatt Corporation and Harmit J. Singh (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.30	Employment Letter, dated as of July 30, 2009, between Hyatt Corporation and Thomas J. Pritzker (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.31	Employment Letter, dated as of May 3, 2007, between Hyatt Corporation and Stephen Haggerty (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on August 5, 2010)

+10.32	Hyatt Hotels Corporation Executive Officer Change in Control Plan and Summary Plan Description (incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

+10.33	First Amendment to the Hyatt Hotels Corporation Executive Change in Control Plan, dated December 17, 2010 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on February 17, 2011)

+10.34	Hyatt Hotels Corporation Corporate Office Severance Plan and Summary Plan Description (incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

Exhibit Number	Exhibit Description
+10.35	First Amendment to the Hyatt Hotels Corporation Corporate Office Severance Plan, dated December 17, 2010 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on February 17, 2011)

+10.36	Hyatt Hotels Corporation Executive Incentive Plan (incorporated by reference to Exhibit 10.49 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

+10.37	Hyatt International Hotels Retirement Plan (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on November 2, 2009)

+10.38	Amendment to Hyatt International Corporation Restricted Deferred Incentive Compensation Plan II, Hyatt Hotels Amended and Restated Deferred Incentive Plan and Hyatt International Hotels Retirement Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on May 6, 2010)

+10.39	Amended and Restated Hyatt Corporation Deferred Compensation Plan, effective May 3, 2010 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-165384) filed with the Securities and Exchange Commission on March 10, 2010)

+10.40	First Amendment to the Amended and Restated Hyatt Corporation Deferred Compensation Plan, effective May 3, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on May 6, 2010)

+10.41	Second Amendment to the Amended and Restated Hyatt Corporation Deferred Compensation Plan, effective September 30, 2010

+10.42	Hyatt Hotels Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-34521) filed with the Securities and Exchange Commission on April 21, 2010)

10.43	Amended and Restated Office Lease, dated as of June 15, 2004, as amended, between Hyatt Corporation and FrankMon LLC (as of December 20, 2010, FrankMon LLC transferred ownership interest to 71 South Wacker Drive LLC) (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.44	Sublease Agreement, dated as of June 15, 2004, as amended, between Hyatt Corporation and Pritzker Realty Group, L.P. (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.45	Sublease Agreement, dated as of June 15, 2004, as amended, between Hyatt Corporation and The Pritzker Organization, L.L.C. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.46	Fifth Amendment to Sublease, dated as of November 2, 2011, between Hyatt Corporation and The Pritzker Organization, L.L.C.

10.47	Sublease Agreement, dated as of June 15, 2004, as amended, between Hyatt Corporation and H Group Holding, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

Exhibit Number	Exhibit Description
10.48	Sublease Agreement, dated as of June 15, 2004, as amended, between Hyatt Corporation and CC-Development Group, Inc. (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.49	Agreement Regarding Allocation of Certain Office Costs Relating to Thomas J. Pritzker in his role as Executive Chairman of Hyatt Hotels Corporation, dated as of February 14, 2012, between Hyatt Corporation and The Pritzker Organization, L.L.C.

10.50	Omnibus Office Services Agreement, dated as of August 3, 2006, between Global Hyatt Corporation, Pritzker Realty Group, L.P., CC-Development Group, H Group Holding, Inc., The Pritzker Organization, L.L.C., Pritzker Family Office, L.L.C. and Pritzker Realty Group, L.P. and others party thereto (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.51	Time Sharing Agreement, dated as of October 2, 2006, among Rosemont Project Management, L.L.C., Marmon Holdings, Inc., Global Hyatt Corporation, Pritzker Realty Group, L.P., CC-Development Group, Inc., The Pritzker Organization, L.L.C., U.S. Financial Advisors, Inc., Diversified Financial Management Corp., TransUnion Corp., H Group Holding, Inc., International Financial Advisors, Inc., Marshall E. Eisenberg, Thomas J. Pritzker and Karl J. Breyer, as co-trustees (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.52	Time Sharing Agreement, dated as of January 1, 2008, between Rosemont Project Management, L.L.C. and Thomas J. Pritzker (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.53	Aircraft Administrative and Flight Services Agreement, dated as of March 18, 2008, between Rosemont Project Management, L.L.C. and The Marmon Group LLC (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.54	Time Sharing Agreement, dated as of July 1, 2009 among Navigator Investments, L.L.C. and Global Hyatt Corporation (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.55	Amended and Restated Gaming Space Lease Agreement, dated as of December 21, 2009, between Hyatt Equities, L.L.C. and HCC Corporation (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-34521) filed with the Securities and Exchange Commission on February 25, 2010)

10.56	Casino Facilities Agreement, dated as of June 30, 2004, between Hyatt Corporation and HCC Corporation (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

10.57	Master (Permanent) Non-Gaming Services Agreement, dated as of July 19, 2002, between Hyatt Corporation and Falls Management Company (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

10.58	Consulting Agreement, dated as of September 1, 1997, as amended, between Hyatt Aruba, N.V. and Hyatt Gaming Management, Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

Exhibit Number	Exhibit Description
10.59	Letter regarding Termination of Omnibus Office Services Agreement, dated as of January 11, 2012, by Pritzker Realty Group, L.P.

10.60	License Agreement, dated as of December 31, 2008, between Hyatt Corporation and CC-Development Group, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.61	Letter regarding employee benefit administration dated as of February 12, 2008, by Hyatt Gaming Management, Inc. (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.62	Employee Benefits and Other Employment Matters Allocation and Separation Agreement, dated as of July 1, 2004, among Hyatt Corporation, Hyatt Gaming Management, Inc., H Group Holding, Inc., HCC Corporation and Grand Victoria Casino & Resort, L.P. (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.63	Letter regarding indemnification of Hyatt Corporation by SMG, dated as of June 14, 2007 (incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.64	Letter regarding indemnification of Hyatt Corporation by Aramark Corporation, dated as of June 14, 2007 (incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.65	Tax Separation Agreement, dated as of June 30, 2004, as amended, among H Group Holding, Inc., Hyatt Corporation, CC-Development Group, Inc. and each of their respective direct and indirect Subsidiaries (incorporated by reference to Exhibit 10.42 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 1, 2009)

10.66	Second Amended and Restated Limited Liability Company Agreement of W2007 Waikiki Holdings, L.L.C., dated as of October 9, 2009 (incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 15, 2009)

10.67	Senior Loan Agreement, dated as of July 16, 2008, between W2007 WKH Senior Borrower, LLC and SDI, Inc. (incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 15, 2009)

10.68	Amended and Restated Credit Agreement, dated as of September 9, 2011, among Hyatt Hotels Corporation, as Borrower, certain subsidiaries of Hyatt, as Guarantors, various Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Book Runners, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Deutsche Bank Securities, Inc., as Co-Lead Arrangers, and JPMorgan Chase Bank, N.A., Deutsche Bank Securities, Inc. and Suntrust Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 9, 2011)

10.69	Joinder Agreement and First Amendment to Credit Agreement, dated as of January 13, 2012, by and among Hyatt Hotels Corporation (“HHC”), Hotel Investors I, Inc., certain subsidiaries of HHC and Wells Fargo Bank, National Association

Exhibit Number	Exhibit Description
10.70	Form of Franchise Agreement with Hyatt Place Franchising, L.L.C., as amended (incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.71	Purchase and Sale Agreement, dated as of May 15, 2011, between Hyatt Hotels Corporation and Lewis M. Linn and CIBC Trust Company (Bahamas) Limited, in their capacity as trustees of certain trusts for the benefit of Anthony N. Pritzker and certain of his lineal descendants (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 16, 2011)

10.72	Purchase and Sale Agreement, dated as of May 15, 2011, between Hyatt Hotels Corporation and Lewis M. Linn, in his capacity as trustee of certain trusts for the benefit of Anthony N. Pritzker and certain of his lineal descendants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 16, 2011)

10.73	Purchase and Sale Agreement, dated as of May 15, 2011, between Hyatt Hotels Corporation and Thomas J. Muenster, in his capacity as trustee of certain trusts for the benefit of Jay Robert Pritzker and certain of his lineal descendants (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 16, 2011)

10.74	Purchase and Sale Agreement, dated as of May 15, 2011, between Hyatt Hotels Corporation and Charles E. Dobrusin and Harry B. Rosenberg, in their capacity as trustees of certain trusts for the benefit of James N. Pritzker and certain of his lineal descendants (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 16, 2011)

10.75	Purchase and Sale Agreement, dated as of May 15, 2011, between Hyatt Hotels Corporation and Mary Parthe, in her capacity as trustee of certain trusts for the benefit of Tal Pritzker (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 16, 2011)

10.76	Purchase and Sale Agreement, dated as of May 15, 2011, between Hyatt Hotels Corporation and J.P. Morgan Trust Company (Bahamas) Limited, in its capacity as trustee of certain trusts for the benefit of James N. Pritzker and certain of his lineal descendants (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 16, 2011)

10.77	Amended and Restated Asset Purchase Agreement, dated as of August 23, 2011, between LodgeWorks, L.P., Sierra Suites Franchise, L.P., the other seller parties thereto, and Hyatt Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 24, 2011)

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

14.1	Code of Business Conduct and Ethics

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Global Hyatt Agreement, dated as of October 1, 2009, by and among Thomas J. Pritzker, Marshall E. Eisenberg and Karl J. Breyer, solely in their capacity as co-trustees, and each signatory thereto

99.2	Amended and Restated Foreign Global Hyatt Agreement, dated as of October 1, 2009, by and among each signatory thereto

99.3	Amended and Restated Agreement Relating to Stock, dated as of October 26, 2009, by and among each signatory thereto

99.4	Termination Agreement (Amended and Restated Agreement Relating to Stock), dated as of February 14, 2012, by and among each signatory thereto

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this annual report.