Form 10-Q
period 2012-03-31
Hyatt Hotels Corp
filed 2012-05-03
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2012, there were 45,905,217 shares of the registrant’s Class A common stock, $0.01 par value, outstanding and 119,614,584 shares of the registrant’s Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.
HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
REVENUES:
Owned and leased hotels	$473	$432
Management and franchise fees	79	70
Other revenues	17	14
Other revenues from managed properties	389	359
Total revenues	958	875
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	377	354
Depreciation and amortization	86	71
Other direct costs	6	4
Selling, general, and administrative	93	70
Other costs from managed properties	389	359
Direct and selling, general, and administrative expenses	951	858
Net gains and interest income from marketable securities held to fund operating programs	14	6
Equity earnings (losses) from unconsolidated hospitality ventures	(1)	3
Interest expense	(18)	(13)
Other income, net	12	3
INCOME BEFORE INCOME TAXES	14	16
PROVISION FOR INCOME TAXES	(4)	(6)
NET INCOME	10	10
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$10	$10
EARNINGS PER SHARE - Basic
Net income	$0.06	$0.06
Net income attributable to Hyatt Hotels Corporation	$0.06	$0.06
EARNINGS PER SHARE - Diluted
Net income	$0.06	$0.06
Net income attributable to Hyatt Hotels Corporation	$0.06	$0.06
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Net income	$10	$10
Other comprehensive income, net of taxes:
Foreign currency translation adjustments (net of income tax of $- and $2 million in 2012 and 2011, respectively)	18	23
Unrealized gains on available for sale securities (net of income tax of $1 and $- in 2012 and 2011, respectively)	2	—
Other comprehensive income	20	23
COMPREHENSIVE INCOME	30	33
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$30	$33

See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except per share amounts)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$542	$534
Restricted cash	38	27
Short-term investments	509	588
Receivables, net of allowances of $9 and $10 at March 31, 2012 and December 31, 2011, respectively	267	225
Inventories	86	87
Prepaids and other assets	82	78
Prepaid income taxes	34	29
Deferred tax assets	23	23
Total current assets	1,581	1,591
Investments	300	280
Property and equipment, net	4,040	4,043
Financing receivables, net of allowances	361	360
Goodwill	102	102
Intangibles, net	364	359
Deferred tax assets	240	197
Other assets	574	575
TOTAL ASSETS	$7,562	$7,507
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$4	$4
Accounts payable	130	144
Accrued expenses and other current liabilities	315	306
Accrued compensation and benefits	99	114
Total current liabilities	548	568
Long-term debt	1,220	1,221
Other long-term liabilities	930	890
Total liabilities	2,698	2,679
Commitments and contingencies (see Note 11)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of March 31, 2012 and December 31, 2011	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 45,873,635 outstanding and 45,909,908 issued at March 31, 2012, Class B common stock, $0.01 par value per share, 452,472,717 shares authorized, 119,614,584 shares issued and outstanding at March 31, 2012 and Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 44,683,934 outstanding and 44,720,207 issued at December 31, 2011, Class B common stock, $0.01 par value per share, 452,472,717 shares authorized, 120,478,305 shares issued and outstanding at December 31, 2011	2	2
Additional paid-in capital	3,386	3,380
Retained earnings	1,527	1,517
Treasury stock at cost, 36,273 shares at March 31, 2012 and December 31, 2011	(1)	(1)
Accumulated other comprehensive loss	(60)	(80)
Total stockholders’ equity	4,854	4,818
Noncontrolling interests in consolidated subsidiaries	10	10
Total equity	4,864	4,828
TOTAL LIABILITIES AND EQUITY	$7,562	$7,507
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10	$10
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86	71
Deferred income taxes	4	(5)
Equity losses from unconsolidated hospitality ventures, including distributions received	5	3
Foreign currency losses	—	1
Net unrealized (gains) losses from other marketable securities	(8)	1
Working capital changes and other	(36)	(40)
Net cash provided by operating activities	61	41
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(19)	(89)
Proceeds from the sale of marketable securities and short-term investments	110	82
Contributions to investments	(22)	(9)
Capital expenditures	(95)	(46)
Proceeds from sale of assets held for sale	—	18
Real estate sale proceeds transferred from escrow to cash and cash equivalents	—	15
Increase in restricted cash - investing	(10)	(3)
Other investing activities	(13)	(7)
Net cash used in investing activities	(49)	(39)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	25
Repayments of long-term debt	—	(1)
Net cash provided by financing activities	—	24
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4)	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	8	26
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	534	1,110
CASH AND CASH EQUIVALENTS—END OF PERIOD	$542	$1,136
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$30	$19
Cash paid during the period for income taxes	$8	$17
Non-cash investing activities are as follows:
Equity contribution of property and equipment, net (see Note 6)	$—	$10
Equity contribution of long-term debt (see Note 6)	$—	$25
Change in accrued capital expenditures	$(34)	$11

See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)

1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (“Hyatt Hotels Corporation”) provide hospitality services on a worldwide basis through the management, franchising and ownership of hospitality related businesses. As of March 31, 2012, we operate or franchise 247 full service hotels consisting of 102,932 rooms, in 45 countries throughout the world. We hold ownership interests in certain of these hotels. As of March 31, 2012, we operate or franchise 218 select service hotels with 28,564 rooms in the United States. We hold ownership interests in certain of these hotels. We develop, operate, manage, license or provide services to Hyatt-branded timeshare, fractional and other forms of residential or vacation properties.
As used in these Notes and throughout this Quarterly Report on Form 10-Q, the terms “Company,” “HHC,” “we,” “us,” or “our” mean Hyatt Hotels Corporation and its consolidated subsidiaries.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. As a result, this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”).
We have eliminated all intercompany transactions in our condensed consolidated financial statements. We consolidate entities for which we either have a controlling financial interest or are considered to be the primary beneficiary.
Management believes that the accompanying condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods.

2.    RECENTLY ISSUED ACCOUNTING STANDARDS
Adopted Accounting Standards
Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2011-04 clarify the intent of the Financial Accounting Standards Board ("FASB") with regard to the application of existing fair value measurement requirements and change some requirements for measuring or disclosing information about fair value measurements. The provisions of ASU 2011-04 became effective for public companies in the first reporting period beginning after December 15, 2011. The adoption of ASU 2011-04 enhanced the disclosure of the fair value of certain financial assets and liabilities that are not required to be recorded at fair value within our financial statements. See Note 4 for discussion of fair value.
In June 2011, the FASB released Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires companies to present total comprehensive income, the components of net income, and the components of other comprehensive income in either a continuous statement or in two separate but consecutive statements. The amendments of ASU 2011-05 eliminate the option for companies to present the components of other comprehensive income within the statement of changes of stockholders' equity. The provisions of ASU 2011-05 became effective for public companies in fiscal years beginning after December 15, 2011. The adoption of ASU 2011-05 changed our presentation of comprehensive income within our condensed consolidated financial statements.
In September 2011, the FASB released Accounting Standards Update No. 2011-08 (“ASU 2011-08”), Intangibles-Goodwill and Other (Topic 350): Testing for Goodwill Impairment. ASU 2011-08 gives companies the option to perform a qualitative assessment before calculating the fair value of the reporting unit. Under the guidance in ASU 2011-08, if this option is selected, a company is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The provisions of ASU 2011-08 became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption was permitted. We adopted ASU 2011-08 during the quarter ended March 31, 2012, but since our annual goodwill impairment test is not performed until the fourth quarter we did not apply its provisions during the quarter ended March 31, 2012. We do not expect ASU 2011-08 to materially impact our condensed consolidated financial statements.
In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-12 (“ASU 2011-12”), Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of ASU 2011-12 became effective for public companies in fiscal years beginning after December 15, 2011. The adoption of ASU 2011-12 did not materially impact our condensed consolidated financial statements.
Future Adoption of Accounting Standards
In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-10 (“ASU 2011-10”), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. When adopted, ASU 2011-10 is not expected to materially impact our condensed consolidated financial statements.
In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-11 (“ASU 2011-11”), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires companies to provide new disclosures about offsetting and related arrangements for financial instruments and derivatives. The provisions of ASU 2011-11 are effective for annual reporting periods beginning on or after January 1, 2013, and are required to be applied retrospectively. When adopted, ASU 2011-11 is not expected to materially impact our condensed consolidated financial statements.

3.    EQUITY AND COST METHOD INVESTMENTS
We have investments that are recorded under both the equity and cost methods. These investments are considered to be an integral part of our business and are strategically and operationally important to our overall results. Our equity and cost method investment balances recorded at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Equity method investments	$227	$207
Cost method investments	73	73
Total investments	$300	$280
Income from cost method investments included in our condensed consolidated statements of income for the three months ended March 31, 2012 and 2011 was insignificant.
The following table presents summarized financial information for all unconsolidated ventures in which we hold an investment that is accounted for under the equity method.

	Three Months Ended March 31,
	2012	2011
Total revenues	$243	$239
Gross operating profit	71	76
Income (loss) from continuing operations	(2)	11
Net income (loss)	(2)	11

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2012 and December 31, 2011, we had the following financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	$270	$270	$—	$—
Equity securities	43	43	—	—
U.S. government obligations	97	—	97	—
U.S. government agencies	105	—	105	—
Corporate debt securities	430	—	430	—
Mortgage-backed securities	21	—	21	—
Asset-backed securities	8	—	8	—
Municipal and provincial notes and bonds	14	—	14	—
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	161	161	—	—
Derivative instruments
Interest rate swaps	7	—	7	—
Foreign currency forward contracts	(2)	—	(2)	—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	$242	$242	$—	$—
Equity securities	35	35	—	—
U.S. government obligations	102	—	102	—
U.S. government agencies	132	—	132	—
Corporate debt securities	487	—	487	—
Mortgage-backed securities	23	—	21	2
Asset-backed securities	7	—	7	—
Municipal and provincial notes and bonds	14	—	14	—
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	60	60	—	—
Derivative instruments
Interest rate swaps	7	—	7	—
Foreign currency forward contracts	(1)	—	(1)	—
During the three months ended March 31, 2012 and 2011, there were no transfers between levels of the fair value hierarchy. Our policy is to recognize transfers in and transfers out as of the end of each quarterly reporting period.

Marketable Securities
Our portfolio of marketable securities consists of various types of U.S. Treasury securities, mutual funds, common stock, and fixed income securities, including government agencies, municipal, provincial and corporate bonds. The fair value of our mutual funds and certain equity securities were classified as Level One as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The remaining securities, except for certain mortgage-backed securities at December 31, 2011, were classified as Level Two due to the use and weighting of multiple market inputs being considered in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities.
Included in our portfolio of marketable securities are investments in debt and equity securities classified as available for sale. At March 31, 2012 and December 31, 2011 these were as follows:

	March 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate debt securities	$343	$6	$(6)	$343
U.S. government agencies and municipalities	67	—	—	67
Equity securities	9	—	—	9
Total	$419	$6	$(6)	$419

	December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate debt securities	$406	$5	$(5)	$406
U.S. government agencies and municipalities	93	—	—	93
Equity securities	9	—	(2)	7
Total	$508	$5	$(7)	$506

Gross realized gains and losses on available for sale securities were insignificant for the three months ended March 31, 2012 and 2011.
The table below summarizes available for sale fixed maturity securities by contractual maturity at March 31, 2012. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life. Although a portion of our available for sale fixed maturity securities mature after one year, we have chosen to classify the entire portfolio as current. The portfolio’s objectives are to preserve capital, provide liquidity to satisfy operating requirements, working capital purposes and strategic initiatives and capture a market rate of return. Therefore, since these securities represent funds available for current operations, the entire investment portfolio is classified as current assets.

	March 31, 2012
Contractual Maturity	Cost or Amortized Cost	Fair Value
Due in one year or less	$233	$233
Due in one to two years	177	177
Total	$410	$410
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

The amount of total gains or losses included in net gains and interest income from marketable securities held to fund operating programs due to the change in unrealized gains or losses relating to assets still held at the reporting date for the three months ended March 31, 2012 and 2011 were insignificant.
Derivative Instruments
Our derivative instruments are foreign currency exchange rate instruments and interest rate swaps. The instruments are valued using an income approach with factors such as interest rates and yield curves, which represent market observable inputs and are generally classified as Level Two. Credit valuation adjustments may be made to ensure that derivatives are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality and our nonperformance risk. As of March 31, 2012 and December 31, 2011, the credit valuation adjustments were insignificant. See Note 8 for further details on our derivative instruments.
Mortgage Backed Securities
During the three months ended March 31, 2012, we sold mortgage backed securities that had been classified as Level 3 at December 31, 2011. The following table provides a reconciliation of the beginning and ending balances for the mortgage backed securities measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3) - Mortgage Backed Securities
	2012	2011
Balance at January 1,	$2	$2
Transfers into (out of) Level Three	—	—
Settlements	(2)	—
Total gains (losses) (realized or unrealized)	—	—
Balance at March 31,	$—	$2

Other Financial Instruments
We estimated the fair value of financing receivables using discounted cash flow analysis based on current market assumptions for similar types of arrangements. Based upon the availability of market data, we have classified our financing receivables as Level Three. The primary sensitivity in these calculations is based on the selection of appropriate interest and discount rates. Fluctuations in these assumptions will result in different estimates of fair value. For further information on financing receivables see Note 5.
We estimated the fair value of debt, excluding capital leases, which consists of our Senior Notes. Our Senior notes are classified as Level Two due to the use and weighting of multiple market inputs in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities.

The carrying amounts and fair values of our other financial instruments are as follows:

	Asset (Liability)
	March 31, 2012
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables
Secured financing to hotel owners	$312	$315	$—	$—	$315
Vacation ownership mortgage receivable	41	42	—	—	42
Unsecured financing to hotel owners	18	18	—	—	18
Debt, excluding capital lease obligations	(1,008)	(1,117)	—	(1,117)	—

	Asset (Liability)
	December 31, 2011
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables
Secured financing to hotel owners	$312	$311	$—	$—	$311
Vacation ownership mortgage receivable	42	42	—	—	42
Unsecured financing to hotel owners	16	15	—	—	15
Debt, excluding capital lease obligations	(1,008)	(1,059)	—	(1,059)	—

5.    FINANCING RECEIVABLES
We define financing receivables as financing arrangements that represent a contractual right to receive money either on demand or on fixed or determinable dates and that are recognized as an asset on our condensed consolidated balance sheets. We record all financing receivables at amortized cost in current and long-term receivables. We recognize interest income as earned and provide an allowance for cancellations and defaults. We have divided our financing receivables into three portfolio segments based on the level at which we develop and document a systematic methodology to determine the allowance for credit losses. Based on their initial measurement, risk characteristics and our method for monitoring and assessing credit risk, we have determined the class of financing receivables to correspond to our identified portfolio segments. The three portfolio segments of financing receivables and their balances at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Secured financing to hotel owners	$319	$319
Vacation ownership mortgage receivables at various interest rates with varying payments through 2022	49	50
Unsecured financing to hotel owners	93	91
	461	460
Less allowance for losses	(90)	(90)
Less current portion included in receivables, net	(10)	(10)
Total long-term financing receivables	$361	$360
Secured Financing to Hotel Owners—These financing receivables are senior, secured mortgage loans and are collateralized by underlying hotel properties currently in operation. These loans consist primarily of a $278 million mortgage loan receivable to an unconsolidated hospitality venture which was formed to acquire ownership of a hotel property in Waikiki, Hawaii, and which is accounted for under the equity method. This mortgage receivable has interest set at 30-day LIBOR+3.75% due monthly and a stated maturity date of July 2012 with a one-year option to extend through 2013. We currently expect that the loan will be extended beyond 2012 and have classified it as long-term. Secured financing to hotel owners also includes financing provided to certain franchisees for the renovations and conversion of certain franchised hotels. These franchisee loans accrue interest at fixed rates ranging between 5.5% and 6.0%. Secured financing to hotel owners held by us as of March 31, 2012 is scheduled to mature as follows:

Year Ending December 31,	Amount
2012	$1
2013	289
2014	—
2015	29
2016	—
2017	—
Thereafter	—
Total secured financing to hotel owners	319
Less allowance	(7)
Net secured financing to hotel owners	$312

Vacation Ownership Mortgage Receivables—These financing receivables are comprised of various mortgage loans related to our financing of vacation ownership interval sales. As of March 31, 2012, the weighted-average interest rate on vacation ownership mortgage receivables was 14.0%. Vacation ownership mortgage receivables held by us as of March 31, 2012 are scheduled to mature as follows:

Year Ending December 31,	Amount
2012	$5
2013	7
2014	8
2015	8
2016	7
2017	5
Thereafter	9
Total vacation ownership mortgage receivables	49
Less allowance	(8)
Net vacation ownership mortgage receivables	$41

Unsecured Financing to Hotel Owners—These financing receivables are primarily made up of individual unsecured loans and other types of financing arrangements provided to hotel owners. These financing receivables have stated maturities and interest rates. The repayment terms vary and may be dependent on the future cash flows of the hotel.
Analysis of Financing Receivables—The following table includes our aged analysis of past due financing receivables by portfolio segment, the gross balance of financing receivables on non-accrual status and the allowance for credit losses and the related investment balance as of March 31, 2012 and December 31, 2011, based on impairment method:

Analysis of Financing Receivables
March 31, 2012
	Total Past Due	Current	Total Financing Receivable	Receivables on Non-Accrual Status	Related Allowance for Credit Losses	Recorded Investment >90 Days and Accruing
Secured financing to hotel owners	$—	$319	$319	$41	$(7)	$—
Vacation ownership mortgage receivables	3	46	49	—	(8)	—
Unsecured financing to hotel owners	3	90	93	76	(75)	—
Total	$6	$455	$461	$117	$(90)	$—

Analysis of Financing Receivables
December 31, 2011
	Total Past Due	Current	Total Financing Receivable	Receivables on Non-Accrual Status	Related Allowance for Credit Losses	Recorded Investment >90 Days and Accruing
Secured financing to hotel owners	$—	$319	$319	$41	$(7)	$—
Vacation ownership mortgage receivables	3	47	50	—	(8)	—
Unsecured financing to hotel owners	6	85	91	76	(75)	—
Total	$9	$451	$460	$117	$(90)	$—
Credit Monitoring—On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity. We determine financing receivables to be past-due based on the contractual terms of each individual financing receivable agreement. We consider receivables non-performing if interest or principal is greater than 90 days past due for secured financing to hotel owners and unsecured financing to hotel owners or 120 days past due for vacation ownership mortgage receivables. Receivables not meeting these criteria are considered to be performing. If we consider a financing receivable to be non-performing or impaired, we will place the financing receivable on non-accrual status. We will recognize interest income when received for non-accruing financing receivables. Accrual of interest income is resumed when the receivable becomes contractually current and collection doubts are removed. The following table summarizes the financing receivables considered to be non-performing as of March 31, 2012 and December 31, 2011:

Non-Performing Financing Receivables
	March 31, 2012	December 31, 2011
Secured financing to hotel owners	$—	$—
Vacation ownership mortgage receivables	—	—
Unsecured financing to hotel owners	3	6
Allowance for Credit Losses—We individually assess all loans and other financing arrangements in the secured financing to hotel owners portfolio and in the unsecured financing to hotel owners portfolio for impairment. We assess the vacation ownership mortgage receivables portfolio for impairment on a collective basis.
The following tables summarize the activity in our financing receivables reserve for the three months ended March 31, 2012 and 2011:

Allowance for Credit Losses
For the Three Months Ended March 31, 2012
	Beginning Balance January 1, 2012	Provisions	Other Adjustments	Write-offs	Recoveries	Ending Balance March 31, 2012
Secured financing to hotel owners	$7	$—	$—	$—	$—	$7
Vacation ownership mortgage receivables	8	1	—	(1)	—	8
Unsecured financing to hotel owners	75	3	—	(3)	—	75
Total	$90	$4	$—	$(4)	$—	$90

Allowance for Credit Losses
For the Three Months Ended March 31, 2011
	Beginning Balance January 1, 2011	Provisions	Other Adjustments	Write-offs	Recoveries	Ending Balance March 31, 2011
Secured financing to hotel owners	$4	$—	$—	$(1)	$—	$3
Vacation ownership mortgage receivables	10	1	—	(1)	—	10
Unsecured financing to hotel owners	68	1	1	—	—	70
Total	$82	$2	$1	$(2)	$—	$83

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
Impaired Loans—To determine whether an impairment has occurred, we evaluate the collectability of both interest and principal. A financing receivable is considered to be impaired when the Company determines that it is probable that we will not be able to collect all amounts due under the contractual terms. We do not record interest income for impaired receivables unless cash is received, in which case the payment is recorded to other income, net in the accompanying condensed consolidated statements of income. During the three months ended March 31, 2012 and 2011, we did not record any impairment charges for loans to hotel owners.

An analysis of impaired loans at March 31, 2012 and December 31, 2011, all of which had a related allowance recorded against them, was as follows:

Impaired Loans
March 31, 2012
	Gross Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Secured financing to hotel owners	$40	$40	$(7)	$40
Unsecured financing to hotel owners	50	45	(46)	49

Impaired Loans
December 31, 2011
	Gross Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Secured financing to hotel owners	$41	$40	$(7)	$40
Unsecured financing to hotel owners	51	46	(46)	51
Interest income recognized within other income (loss), net on our condensed consolidated statements of income on the related impaired loans for the three months ended March 31, 2012 and 2011 was as follows:

Interest Income
	Three Months Ended March 31,
	2012	2011
Secured financing to hotel owners	$1	$1
Unsecured financing to hotel owners	—	—

6.    ACQUISITIONS, DISPOSITIONS, AND DISCONTINUED OPERATIONS
We continually assess strategic acquisitions and dispositions to complement our current business.
Acquisitions
Mexico Hotel—During the first quarter of 2012, a subsidiary of HHC entered into a Stock Purchase Agreement (the "Purchase Agreement") to acquire all of the outstanding shares of capital stock of a company that owns a full service hotel in Mexico City, Mexico. The initial purchase price for the shares is approximately $190 million. The contemplated transaction will be pursuant to the terms and subject to the conditions set forth in the Purchase Agreement. We expect the transaction to close during the second quarter of 2012. The consummation of the transaction contemplated by the Purchase Agreement is subject to the satisfaction of certain customary closing conditions.
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
Like-Kind Exchange Agreements
During the three months ended March 31, 2011, we released $15 million of restricted cash related to the sale of the Hyatt Regency Greenville in 2010. In conjunction with the sale we had entered into a like-kind-exchange agreement, but we were not able to consummate a transaction within applicable time periods.

Assets Held for Sale
During the first quarter of 2011, we closed on the sale of a Company owned airplane to a third party for net proceeds of $18 million. The value of the airplane had been classified as assets held for sale as of December 31, 2010. The transaction resulted in a small pre-tax gain upon sale.

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
Goodwill was $102 million at March 31, 2012 and December 31, 2011. During the three months ended March 31, 2012 and 2011, no impairment charges were recorded related to goodwill.

Definite lived intangible assets primarily include contract acquisition costs, acquired lease rights, and acquired franchise and management intangibles. Contract acquisition costs and franchise and management intangibles are generally amortized on a straight-line basis over their contract terms, which range from approximately 5 to 40 years and 10 to 30 years, respectively. Acquired lease rights are amortized on a straight-line basis over the lease term. Definite lived intangibles are tested for impairment whenever events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. There were no impairment charges related to intangible assets with definite lives during the three months ended March 31, 2012 and 2011.
The following is a summary of intangible assets at March 31, 2012 and December 31, 2011:

	March 31, 2012	Weighted Average Useful Lives	December 31, 2011
Contract acquisition costs	$172	23	$167
Acquired lease rights	138	112	133
Franchise and management intangibles	115	25	115
Other	7	13	7
	432		422
Accumulated amortization	(68)		(63)
Intangibles, net	$364		$359
Amortization expense relating to intangible assets was as follows:

	Three Months Ended March 31,
	2012	2011
Amortization expense	$5	$3

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
As of March 31, 2012 and December 31, 2011, we held a total of eight $25 million interest rate swap contracts, each of which expires on August 15, 2015. Taken together these swap contracts effectively convert a total of $200 million of the $250 million of senior notes issued in August 2009 with a maturity date of August 15, 2015 (the “2015 Notes”) to floating rate debt based on three-month LIBOR plus a fixed rate component. The fixed rate component of each swap varies by contract, ranging from 2.68% to 4.77%. The interest rate swaps were designated as a fair value hedge as their objective is to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as fair value hedges at inception and at March 31, 2012 and December 31, 2011 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes. At March 31, 2012 and December 31, 2011, the fixed to floating interest rate swaps were recorded within other assets at a value of $7 million, offset by a fair value adjustment to long-term debt of $8 million. The $1 million difference between the other asset value and fair market value adjustment to long-term debt consists of the ineffective portion of the swap life-to-date.
Interest Rate Lock—During 2011, we entered into treasury-lock derivative instruments with $250 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the senior notes issued in August 2011 with a maturity date of August 15, 2021 (the “2021 Notes”). We settled the treasury-lock derivative instruments at the inception of the loan agreement for the 2021 Notes in August 2011. The $14 million loss on the settlement was recorded to accumulated other comprehensive loss and will be amortized over the remaining life of the 2021 Notes. For the three months ended March 31, 2012, the amount of incremental interest expense was insignificant.
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
The U.S. dollar equivalent of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany loans, with terms of less than one year, is as follows (in U.S. dollars):

	March 31, 2012	December 31, 2011
Pound Sterling	$152	$126
Swiss Franc	50	59
Korean Won	33	33
Canadian Dollar	26	27
Australian Dollar	4	—
Total notional amount of forward contracts	$265	$245

Certain energy contracts at our hotel properties include derivatives. However, we qualify for and have elected the normal purchases or sales exemption for these derivatives.
The effects of derivative instruments on our condensed consolidated financial statements were as follows as of March 31, 2012, December 31, 2011 and for the three month periods ended March 31, 2012 and 2011:
Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2012	December 31, 2011	Balance Sheet Location	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$7	$7	Other long-term liabilities	$—	$—
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Prepaids and other assets	—	—	Accrued expenses and other current liabilities	2	1
Total derivatives		$7	$7		$2	$1
Effect of Derivative Instruments on Income

		Three Months Ended March 31,
	Location of Gain (Loss)	2012	2011
Fair value hedges:
Interest rate swaps
Gains (losses) on derivatives	Other income, net*	$—	$(1)
Gains (losses) on borrowings	Other income, net*	—	1

		Three Months Ended March 31,
	Location of Gain (Loss)	2012	2011
Derivatives not designated as hedges:
Foreign currency forward contracts	Other income, net	$(6)	$(2)

*
For the three months ended March 31, 2012, there was an insignificant loss recognized in income related to the ineffective portion of these hedges. For the three months ended March 31, 2011, there was an insignificant gain recognized in income related to the ineffective portion of these hedges. No incremental amounts were excluded from the assessment of hedge effectiveness for the three months ended March 31, 2012 and 2011.

9.    EMPLOYEE BENEFIT PLANS
Defined Benefit Plans—We sponsor a frozen unfunded supplemental defined benefit executive retirement plan for certain former executives. There were insignificant costs incurred for this plan for the three months ended March 31, 2012 and 2011.
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
Deferred Compensation Plans—Historically, we have provided nonqualified deferred compensation for certain employees through several different plans. In 2010, these plans were consolidated into a single Amended and Restated Hyatt Corporation Deferred Compensation Plan ("DCP"). Contributions and investment elections are determined by the employees. The Company also provides contributions according to preapproved formulas. A portion of these contributions relate to hotel property level employees, which are reimbursable to us and are included in the other revenues from managed properties and other costs from managed properties lines in the condensed consolidated statements of income. As of March 31, 2012 and December 31, 2011, the DCP is fully funded in a rabbi trust. The assets of the DCP are primarily invested in mutual funds, which are recorded in other assets in the condensed consolidated balance sheets. The related deferred compensation liability is recorded in other long-term liabilities. Refer to the table below for costs related to the DCP.
The costs incurred for our employee benefit plans for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Defined contribution plans	$9	$9
Deferred compensation plans	4	3

10.    INCOME TAXES

The effective income tax rates for the three months ended March 31, 2012 and 2011 were 32.8% and 37.8%, respectively. For the three months ended March 31, 2012, the effective tax rate is lower than the U.S. statutory federal income tax rate of 35% primarily due to the release of $5 million in reserves for interest related to our treatment for expensing certain renovation costs in prior years. The rate was further reduced by foreign earnings subject to tax at rates below the U.S. rate. These benefits are partially offset by an increase of approximately $4 million (including $2 million of interest and penalties) for uncertain tax positions in foreign jurisdictions. For the three months ended March 31, 2011, the effective tax rate exceeded the U.S. statutory federal income tax rate of 35% due primarily to tax contingencies of $2 million (including $1 million of interest and penalties), partially offset by foreign earnings subject to tax at rates below the U.S. statutory rate.

Total unrecognized tax benefits at March 31, 2012 and December 31, 2011 were $175 million and $175 million, respectively, of which $51 million and $49 million, respectively, would impact the effective tax rate if recognized.

11.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:
Guarantees and Commitments—As of March 31, 2012, we are committed, under certain conditions, to lend or invest up to $759 million, net of any related letters of credit, in various business ventures.
Included in the $759 million in commitments are the following:

•
Our share of a hospitality venture’s commitment to purchase a hotel within a to-be constructed building in New York City for a total purchase price of $375 million. The hospitality venture will be funded upon the purchase of the hotel, and our share of the purchase price commitment is 66.67% (or approximately $250 million). In accordance with the purchase agreement, we have agreed to fund a $50 million letter of credit as security towards this future purchase obligation. The agreement stipulates that the purchase of the completed property is contingent upon the completion of certain contractual milestones. The $50 million funded letter of credit is included as part of our total letters of credit outstanding at March 31, 2012, and therefore netted against our future commitments amount disclosed above. For further discussion see the “Letters of Credit” section of this footnote below.

•	Our commitment to acquire all of the outstanding shares of capital stock of a company that owns a full service hotel in Mexico City, Mexico, for approximately $190 million (see Note 6).

•
Our commitment to develop, own and operate a hotel property in the State of Hawaii through a joint venture formed in 2010. The maximum remaining commitment under the joint venture agreement at March 31, 2012, is $97 million.

Certain of our hotel lease or management agreements contain performance tests that stipulate certain minimum levels of operating performance. These performance test clauses give us the option to fund any shortfall in profit performance. If we choose not to fund the shortfall, the hotel owner has the option to terminate the lease or management contract. As of March 31, 2012, there were no amounts recorded in accrued expenses and other current liabilities related to these performance test clauses.
Additionally, from time to time we may guarantee certain of our hotel owners certain levels of hotel profitability based on various metrics. We have management agreements where we are required to make payments based on specified thresholds and we have recorded a $2 million charge under one of these agreements in the three months ended March 31, 2012. Under a separate agreement, we had $2 million accrued as of March 31, 2012. The remaining maximum potential payments related to these agreements are $28 million.
We have entered into various loan, lease completion and repayment guarantees related to investments held in hotel operations. The maximum exposure under these agreements as of March 31, 2012, is $61 million. With respect to a repayment guarantee related to one joint venture property, the Company has an agreement with its partners that require each partner to pay a pro-rata portion of the guarantee based on each partner’s ownership percentage. Assuming successful enforcement of this agreement with respect to this joint venture, our maximum exposure under all of the various agreements described above as of March 31, 2012, would be $57 million. As of March 31, 2012, the maximum exposure includes $25 million of a loan repayment agreement guarantee related to our contribution of our interest in Hyatt Regency Minneapolis to a newly formed joint venture (see Note 6).
Surety Bonds—Surety bonds issued on our behalf totaled $25 million at March 31, 2012, and primarily relate to workers’ compensation, taxes, licenses, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf as of March 31, 2012, totaled $120 million, the majority of which relate to our ongoing operations. Of the $120 million letters of credit outstanding, $99 million reduces the available capacity under the revolving credit facility.
Capital Expenditures—As part of our ongoing business operations, significant expenditures are required to complete renovation projects that have been approved.
Other —We act as general partner of various partnerships owning hotel properties that are subject to mortgage indebtedness. These mortgage agreements generally limit the lender’s recourse to security interests in assets financed and/or other assets of the partnership and/or the general partner(s) thereof.
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

12.    EQUITY
Stockholders’ Equity and Noncontrolling Interest—The following table details the equity activity for the three months ended March 31, 2012 and 2011, respectively.

	Stockholders’ equity	Noncontrolling interests in consolidated subsidiaries	Total equity
Balance at January 1, 2012	$4,818	$10	$4,828
Net income	10	—	10
Other comprehensive income	20	—	20
Share based payment activity	6	—	6
Balance at March 31, 2012	$4,854	$10	$4,864

Balance at January 1, 2011	$5,118	$13	$5,131
Net income	10	—	10
Other comprehensive income	23	—	23
Share based payment activity	5	—	5
Balance at March 31, 2011	$5,156	$13	$5,169

Accumulated Other Comprehensive Income—The following table details the accumulated other comprehensive income activity for the three months ended March 31, 2012 and 2011, respectively.

	Balance at January 1, 2012	Current period other comprehensive income	Balance at March 31, 2012
Foreign currency translation adjustments	$(64)	$18	$(46)
Unrealized gain (loss) on AFS securities	(2)	2	—
Unrecognized pension cost	(6)	—	(6)
Unrealized loss on derivative instruments	(8)	—	(8)
Accumulated Other Comprehensive Loss	$(80)	$20	$(60)

	Balance at January 1, 2011	Current period other comprehensive income	Balance at March 31, 2011
Foreign currency translation adjustments	$(33)	$23	$(10)
Unrealized loss on AFS securities	—	—	—
Unrecognized pension cost	(5)	—	(5)
Unrealized loss on derivative instruments	—	—	—
Accumulated Other Comprehensive Loss	$(38)	$23	$(15)

13.    STOCK-BASED COMPENSATION
As part of our long-term incentive plan, we award Stock Appreciation Rights (“SARs”), Restricted Stock Units (“RSUs”), Performance Share Units (“PSUs”), and Performance Vested Restricted Stock ("PSSs") to certain employees. Compensation expense and unearned compensation figures within this note exclude amounts related to employees of our managed hotels as this expense has been and will continue to be reimbursed by our third party hotel owners and is recorded on the lines other revenues from managed properties and other costs from managed properties. Compensation expense related to these awards for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
Stock appreciation rights	$2	$2
Restricted stock units	3	2
Performance share units and Performance vested restricted stock	1	—
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
During the three months ended March 31, 2012, the Company granted 405,877 SARs to employees with a weighted average grant date fair value of $17.29. The fair value of each SAR was estimated on the date of grant using the Black-Scholes-Merton option-valuation model.
Restricted Stock Units—The Company grants both RSUs that may be settled in stock and RSUs that may be settled in cash. Each vested stock-settled RSU will be settled with a single share of our Class A common stock. The value of the stock-settled RSUs was based on the closing stock price of our Class A common stock as of the grant date. We record compensation expense earned for RSUs on a straight-line basis from the date of grant. In certain situations we also grant cash-settled RSUs which are recorded as a liability instrument. The liability and related expense for cash-settled RSUs are insignificant as of, and for the three months ended, March 31, 2012. During the three months ended March 31, 2012, the Company granted a total of 444,059 RSUs (an insignificant portion of which are cash-settled RSUs) to employees which, with respect to stock-settled RSUs, had a weighted average grant date fair value of $41.29.
Performance Share Units and Performance Vested Restricted Stock—The Company has granted to certain executive officers both PSUs, which are restricted stock units, and PSSs, which are performance vested restricted stock. The number of PSUs that will ultimately vest and be paid out in Class A common stock and the number of PSSs that will ultimately vest with no further restrictions on transfer depends upon the performance of the Company at the end of the applicable three year performance period relative to the applicable performance target. During the three months ended March 31, 2012, the Company granted to its executive officers a total of 209,569 PSSs, which vest in full if the maximum performance metric is achieved. At the end of the performance period, the PSSs that did not vest will be forfeited. The PSSs had a weighted average grant date fair value of $41.29. The performance period is a three year period beginning January 1, 2012 and ending December 31, 2014. The PSSs will vest at the end of the performance period only if the performance threshold is met; there is no interim performance metric.
Our total unearned compensation for our stock-based compensation programs as of March 31, 2012 was $21 million for SARs, $42 million for RSUs and $4 million for PSUs and PSSs, which will be recorded to compensation expense primarily over the next four years with respect to SARs and RSUs and over the next three years with respect to PSUs and PSSs. The amortization for certain RSU awards extends to nine years.

14.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the notes to the condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Leases—Our corporate headquarters has been located at the Hyatt Center in Chicago, Illinois, since 2005. A subsidiary of the Company holds a master lease for a portion of the Hyatt Center and has entered into sublease agreements with certain related parties. During the first quarter of 2012, one of these sublease agreements was amended to reduce the related party's occupied space. As a result, we received a payment of $4 million, representing the discounted future sublease payments, less furniture and fixtures acquired as part of the amendment. Future sublease income from sublease agreements with related parties under our master lease is $11 million.
Legal Services—A partner in a law firm that provided services to us throughout the three months ended March 31, 2012 and 2011 is the brother-in-law of our Executive Chairman. We incurred legal fees with this firm of $1 million for the three months ended March 31, 2012 and 2011, respectively. Legal fees, when expensed, are included in selling, general and administrative expenses. As of March 31, 2012, and December 31, 2011, we had insignificant amounts, respectively, due to the law firm.
Other Services—A member of our board of directors who was appointed in 2009 is a partner in a firm whose affiliates own hotels from which we recorded management and franchise fees of $2 million and $1 million during the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, and December 31, 2011, we had $1 million, due from these properties.
Equity Method Investments—We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We recorded fees of $10 million and $8 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, and December 31, 2011, we had receivables due from these properties of $11 million and $7 million, respectively. In addition, in some cases we provide loans or guarantees (see Note 11) to these entities. Our ownership interest in these equity method investments generally varies from 8 to 50 percent.

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
North American Management and Franchising—This segment derives its earnings from services provided, including hotel management and licensing of our family of brands to franchisees located in the U.S., Canada and the Caribbean. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners and franchisees with no added margin, and include in costs and expenses these reimbursed costs. These costs relate primarily to payroll costs at managed properties where the Company is the employer. These revenues and costs are recorded on the lines other revenues from managed properties and other costs from managed properties, respectively. The intersegment revenues relate to management fees that are collected from the Company’s owned hotels, which are eliminated in consolidation.
International Management and Franchising—This segment derives its earnings from services provided, including hotel management and licensing of our family of brands to franchisees located in countries outside of the U.S., Canada and the Caribbean. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners and franchisees with no added margin, and include in costs and expenses these reimbursed costs. These costs relate primarily to reservations, marketing and IT costs. These revenues and costs are recorded on the lines other revenues from managed properties and other costs from managed properties, respectively. The intersegment revenues relate to management fees that are collected from the Company’s owned hotels, which are eliminated in consolidation.
Our chief operating decision maker evaluates performance based on each segment’s Adjusted EBITDA. We define Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro-rata share of unconsolidated hospitality ventures' Adjusted EBITDA before equity earnings (losses) from unconsolidated hospitality ventures; other income, net; depreciation and amortization; interest expense; and provision for income taxes.

The table below shows summarized consolidated financial information by segment. Included within Corporate and other are unallocated corporate expenses, revenues and expenses on our vacation ownership properties, and the results of our co-branded credit card.

(in millions)	Three Months Ended March 31,
	2012	2011
North American Management and Franchising
Revenues	$431	$392
Intersegment Revenues (a)	18	14
Adjusted EBITDA	46	40
Depreciation and Amortization	4	3
International Management and Franchising
Revenues	55	51
Intersegment Revenues (a)	4	4
Adjusted EBITDA	20	20
Depreciation and Amortization	—	—
Owned and Leased Hotels
Revenues	473	432
Adjusted EBITDA	93	75
Depreciation and Amortization	80	66
Corporate and other
Revenues	21	18
Adjusted EBITDA	(34)	(26)
Depreciation and Amortization	2	2
Eliminations (a)
Revenues	(22)	(18)
Adjusted EBITDA	—	—
Depreciation and Amortization	—	—
TOTAL
Revenues	$958	$875
Adjusted EBITDA	125	109
Depreciation and Amortization	86	71

(a)	Intersegment revenues are included in the segment revenue totals and eliminated in Eliminations.
The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Adjusted EBITDA	$125	$109
Equity earnings (losses) from unconsolidated hospitality ventures	(1)	3
Other income, net	12	3
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(18)	(15)
EBITDA	118	100
Depreciation and amortization	(86)	(71)
Interest expense	(18)	(13)
Provision for income taxes	(4)	(6)
Net income attributable to Hyatt Hotels Corporation	$10	$10

16.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, are as follows:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income	$10	$10
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Hyatt Hotels Corporation	$10	$10
Denominator:
Basic weighted average shares outstanding:	165,525,076	174,228,122
Share-based compensation	491,375	274,957
Diluted weighted average shares outstanding	166,016,451	174,503,079
Basic Earnings Per Share:
Net income	$0.06	$0.06
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Hyatt Hotels Corporation	$0.06	$0.06
Diluted Earnings Per Share:
Net income	$0.06	$0.06
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Hyatt Hotels Corporation	$0.06	$0.06
The computations of diluted net income per share for the three months ended March 31, 2012 and 2011 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs, RSUs, PSUs and PSSs because they are anti-dilutive.

	Three Months Ended March 31,
	2012	2011
Stock-settled SARs	195,000	103,000
RSUs	143,000	92,000
PSUs and PSSs	—	15,000

17.    OTHER INCOME, NET
Other income, net includes interest income, gains (losses) on other marketable securities and foreign currency losses, including gains (losses) on foreign currency exchange rate instruments (see Note 8). The table below provides a reconciliation of the components in other income, net for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011
Interest income	$5	$5
Gains (losses) on other marketable securities	8	(1)
Foreign currency losses	—	(1)
Other	(1)	—
Other income, net	$12	$3

18. SUBSEQUENT EVENT

The Company recently announced that it will realign its corporate and regional operations to enhance organizational effectiveness and adaptability.  The organizational changes are expected to be completed by the end of September 2012.  Further detail on the reorganization can be found in our Current Report on Form 8-K filed with the SEC on May 3, 2012.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, financial performance, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K; general economic uncertainty in key global markets; the rate and the pace of economic recovery following economic downturns; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; our ability to successfully execute and implement our organizational realignment and the costs associated with such organizational realignment; loss of key personnel, including as a result of our organizational realignment; hostilities, including future terrorist attacks, or fear of hostilities that affect travel; travel-related accidents; natural or man-made disasters such as earthquakes, tsunamis, tornados, hurricanes, floods, oil spills and nuclear incidents; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through internet travel intermediaries; changes in the tastes and preferences of our customers; relationships with associates and labor unions and changes in labor laws; financial condition of, and our relationships with, third-party property owners, franchisees and hospitality venture partners; risks associated with potential acquisitions and dispositions; changes in federal, state, local or foreign tax law; increases in interest rates and operating costs; foreign exchange rate fluctuations or currency restructurings; lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access the capital markets; changes in the competitive environment in our industry and the markets where we operate; outcomes of legal proceedings; and violation of regulations or laws related to our franchising business. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q.
Executive Overview
We are a global hospitality company engaged in the management, franchising, ownership and development of Hyatt-branded hotels, resorts and residential and vacation ownership properties around the world. As of March 31, 2012, our worldwide property portfolio consisted of 488 properties (133,689 rooms and units), including:

•	185 managed properties (69,191 rooms), all of which we operate under management agreements with third-party property owners;

•	138 franchised properties (22,061 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	104 owned properties (including 2 consolidated hospitality ventures) (25,479 rooms) and 4 leased properties (1,718 rooms), all of which we manage and account for as operating leases;

•	26 managed properties and 8 franchised properties owned or leased by unconsolidated hospitality ventures (13,047 rooms);

•	15 vacation ownership properties (963 units), all of which we manage; and

•	8 residential properties (1,230 units), all of which we manage and some of which we own.
During the quarter ended March 31, 2012, we announced several new hotel openings, management agreements and development projects. In March 2012, we announced the opening of the Park Hyatt Hyderabad in India, our first urban Park Hyatt hotel in India, a new management agreement for the first Hyatt branded hotel in

Cambodia, plans for the first Hyatt Place hotel in Puerto Rico, and the signing of management agreements for a Hyatt Regency and Hyatt Place at Zurich International Airport. These developments, along with activity in Thailand, South Korea and Russia demonstrate our commitment to growing our brand and expanding our global footprint by reaching new markets and developing iconic properties throughout the world.
Highlights of our financial performance during the first quarter include increased RevPAR within each of our reportable segments, and revenue growth across our comparable hotels due in part to benefits realized from the completion of renovations at certain full service hotels. The RevPAR increases were due to a combination of increased average daily rates and increased demand reflected in higher occupancy. Rate increases primarily drove RevPAR growth within our international full service and North American select service businesses whereas higher occupancy was the primary driver within our owned and leased and North American full service businesses. Approximately a quarter of the increase in RevPAR within our comparable North American full service business was related to full service hotels that were under renovation last year. Our owned and leased select service RevPAR grew primarily due to improvements in rates, as bathroom renovations at our select service properties limited occupancy growth. Our international business experienced improvement in RevPAR on a constant currency basis in all regions, with Asia Pacific and Latin America showing the most significant growth.
Our consolidated revenues increased by $83 million, or 9.5% (9.7% excluding the effects of currency), for the quarter ended March 31, 2012, compared to the quarter ended March 31, 2011. Owned and leased hotels revenue for the quarter ended March 31, 2012, increased by $41 million compared to the quarter ended March 31, 2011, due to the completion of renovations at certain full service hotels and the acquisition of 23 properties. These increases were partially offset by nine properties sold subject to management or franchise agreements and two other properties that left the chain. Our management and franchise fees for the quarter ended March 31, 2012, increased $9 million as compared to the quarter ended March 31, 2011, driven by improved base management and franchise fees. We also experienced a $3 million increase in other revenues for the quarter ended March 31, 2012, compared to the quarter ended March 31, 2011, related to the operating results of our vacation ownership business and our co-branded credit card. Additionally, we had a $30 million increase in other revenues from managed properties for the quarter ended March 31, 2012, compared to the quarter ended March 31, 2011 driven primarily by new properties.
Our consolidated Adjusted EBITDA for the first quarter of 2012, compared to the first quarter of 2011, increased by $16 million, driven largely by increased performance at our comparable owned and leased hotels and the previously mentioned acquired hotels. These increases in revenue were partially offset by increases in selling, general and administrative costs. Selling, general and administrative costs were increased in the three months ended March 31, 2012 compared to the same period in 2011, primarily incurred to support our global expansion plans, bad debt expense and legal fees. See “—Non-GAAP Measure Reconciliation,” below, for an explanation of how we use Adjusted EBITDA, why we present it and material limitations on its usefulness.
Adjusted EBITDA within our Owned and Leased segment showed improvement following the completion of renovations at certain full service hotels, the acquisition of 23 hotels, and overall increases in transient and group demand. The increased demand also resulted in higher food and beverage revenues when compared to the same quarter of 2011. Stronger group and transient demand primarily drove results in North America management and franchising. North America transient demand has continued to grow in 2012 and average daily rates have improved for both transient and group business. Corporate travel remains one of our strongest demand generators among the transient segment, while group business has shown solid improvement recently with increases in in-the-year-for-the-year bookings.
As of March 31, 2012, we had approximately $1,051 million in cash and cash equivalents, investments in highly-rated money market funds and short-term investments. At March 31, 2012, we had available credit facilities with banks for various corporate purposes. The amount of undrawn borrowing availability as of March 31, 2012 was approximately $1.4 billion.

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
In addition to our three reportable segments, Corporate and other includes the results of our vacation ownership business, the results of our co-branded credit card and unallocated corporate expenses.

Results of Operations
Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Consolidated Results

	Three Months Ended March 31,
(In millions, except percentages)	2012	2011	Better / (Worse)
REVENUES:
Total revenues	$958	$875	$83	9%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	377	354	(23)	(6)%
Depreciation and amortization	86	71	(15)	(21)%
Other direct costs	6	4	(2)	(50)%
Selling, general, and administrative	93	70	(23)	(33)%
Other costs from managed properties	389	359	(30)	(8)%
Direct and selling, general, and administrative expenses	951	858	(93)	(11)%
Net gains and interest income from marketable securities held to fund operating programs	14	6	8	133%
Equity earnings (losses) from unconsolidated hospitality ventures	(1)	3	(4)	(133)%
Interest expense	(18)	(13)	(5)	(38)%
Other income, net	12	3	9	300%
INCOME BEFORE INCOME TAXES	14	16	(2)	(13)%
PROVISION FOR INCOME TAXES	(4)	(6)	2	33%
NET INCOME	10	10	—	—%
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—%
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$10	$10	$—	—%
Revenues.    Consolidated revenues for the three months ended March 31, 2012, increased $83 million, or 9%, compared to the three months ended March 31, 2011, including $2 million in net unfavorable currency effects, a $31 million increase in comparable owned and leased hotel revenue and a $30 million increase in other revenues from managed properties.
Comparable owned and leased hotel revenue increased $31 million for the three month period, which includes net unfavorable currency effects of $2 million, driven by increased revenues from the North American hotels that were under significant renovation in the prior year. Noncomparable owned and leased hotel revenue increased $10 million in the three months ended March 31, 2012, compared to the three months ended March 31, 2011. These increases were due to the acquisition of 23 properties primarily in the second and third quarters of 2011, partially offset by the sale of 11 hotels during 2011.
Other revenues from managed properties includes an increase of $6 million in gains resulting from an increase in the underlying assets for our benefit programs funded through rabbi trusts for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. These gains are offset in other costs from managed properties, thus having no net impact to our earnings. Excluding this amount, other revenues from managed properties increased $24 million, or 7%, in the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The increase in other revenues from managed properties was due to higher cost reimbursements paid to us by our managed properties, with increases driven primarily by new managed hotel openings in 2011 and an owned hotel that was converted to a management agreement in 2011.

We also experienced a $9 million increase in management and franchise fee revenues for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. Included in consolidated management fees for the three months ended March 31, 2012 were base management fees of $38 million, a 12% increase from the three months ended March 31, 2011, and incentive fees of $26 million, a 4% increase from the three months ended March 31, 2011. The increase in hotel revenue and fees were primarily driven by increases in occupancy, led by transient occupancy in North America, and modest rate increases.
Corporate and other revenues, which includes the revenues of our vacation ownership business and our co-branded credit card, increased $3 million during the three months ended March 31, 2012, compared to the same period ended March 31, 2011. The tables below provide a breakdown of revenues by segment for the three months ended March 31, 2012 and 2011.
For further discussion of segment revenues for the periods presented, please refer to “—Segment Results” below.

	Three Months Ended March 31,
(in millions, except percentages)	2012	2011	Better / (Worse)
Owned and leased hotels	$473	$432	$41	9.5%
North American management and franchising	431	392	39	9.9%
International management and franchising	55	51	4	7.8%
Corporate and other	21	18	3	16.7%
Eliminations	(22)	(18)	(4)	(22.2)%
Consolidated revenues	$958	$875	$83	9.5%
Owned and leased hotels expense.    Expenses for owned and leased hotels increased by $23 million in the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The increase was driven by a $20 million increase in comparable owned and leased hotels expense for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, largely attributable to higher compensation and related costs. Additionally, expenses recognized with respect to our employee benefit programs funded through rabbi trusts increased $2 million in the three months ended March 31, 2012, compared to the three months ended March 31, 2011. These expenses are fully offset by corresponding net gains and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings. Noncomparable owned and leased hotels expense increased $1 million in the three months ended March 31, 2012, compared to the same period in 2011 as increases from the 23 hotels purchased in 2011 were mostly offset by reduced expenses from properties sold in 2011.
Depreciation and amortization expense.    Depreciation and amortization expense increased by $15 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was driven by noncomparable hotels depreciation expense which increased $12 million in the three months ended March 31, 2012 compared to the same period in 2011 due to the purchase of 23 properties in 2011. Comparable hotels depreciation expense increased $2 million in the three months ended March 31, 2012 compared to the same period in 2011, largely due to renovation activity.
Other direct costs.    Other direct costs, which represent costs associated with our vacation ownership operations and our co-branded credit card, increased by $3 million, primarily due to costs associated with our co-branded credit card in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.
Selling, general and administrative expenses.    Selling, general and administrative expenses increased by $23 million, or 33% in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Included in selling, general and administrative expenses is the financial performance of the investment securities held in rabbi trusts to fund certain benefit programs. The financial performance of these investments resulted in increases in costs of $6 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. These expenses are offset in net gains and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.
Excluding the rabbi trust amounts, selling, general and administrative costs increased $17 million, or 26%, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The most significant driver of the increase for the three month comparative period was compensation and related expenses of $8 million, which was due in part to additional development resources and related staff added over the course of 2011 to support the ongoing growth of our business. Additionally, sales and marketing expenses increased $3 million primarily due to rebranding for Hyatt House, professional fees increased $2 million related primarily to legal fees associated with the termination of a management agreement, bad debt expense increased $1 million, and other miscellaneous expenses increased $3 million for the three months ended March 31, 2012 as compared to the same period last year.
Net gains and interest income from marketable securities held to fund operating programs. Marketable securities held to fund our benefit programs funded through rabbi trusts resulted in a net gain of $14 million in the three months ended March 31, 2012 compared to a net gain of $6 million in the three months ended March 31, 2011. The increase in 2012 as compared to 2011 was due to improved performance of the underlying securities as a result of market performance. The gains or losses on securities held in the rabbi trusts are offset to our owned and leased hotels expense for our hotel staff and selling, general and administrative expenses for our corporate staff and personnel supporting our business segments, having no net impact on our earnings. Of the $8 million change in the underlying securities, $6 million was offset in selling, general and administrative expenses and $2 million was offset in owned and leased hotel expenses. Marketable securities held to fund our Gold Passport program and related to our owned and leased hotels generated an insignificant net gain in the three months ended March 31, 2012, and in the three months ended March 31, 2011. The gains and losses on securities held to fund our Gold Passport program and related to our owned and leased hotels are offset by corresponding changes to our owned and leased hotel revenues, thus having no net impact on our earnings.
Equity earnings (losses) from unconsolidated hospitality ventures.    Equity losses from unconsolidated hospitality ventures were $1 million in the three months ended March 31, 2012 compared to equity earnings of $3 million for the three months ended March 31, 2011. The decline was primarily due to $4 million of lower distributions and lower net income generated by hospitality ventures for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.
Interest expense.    Interest expense increased $5 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due primarily to the issuance of $500 million aggregate principal amount of senior unsecured notes in August 2011 which resulted in a $6 million increase in interest expense for the three months ended March 31, 2012, compared to the same period in 2011.
Other income, net.    Other income, net, increased by $9 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to increases in gains (losses) on other marketable securities of $9 million. The table below provides a breakdown of other income, net, for the three months ended March 31, 2012 and 2011:

(in millions except percentages)	Three Months Ended March 31,
	2012	2011	Better / (Worse)
Interest income	$5	$5	$—
Gains (losses) on other marketable securities	8	(1)	9
Foreign currency losses	—	(1)	1
Other (1)	(1)	—	(1)
Other income, net	$12	$3	$9

(1)	Includes gains (losses) on asset retirements for each period presented.

Provision for income taxes.    We recorded income tax rates of 32.8% and 37.8% for the first quarter of 2012 and 2011, respectively. For the quarter ended March 31, 2012, the effective tax rate is lower than the U.S. statutory federal income tax rate of 35% primarily due to the release of $5 million in reserves for interest related to our treatment for expensing certain renovation costs in prior years. The interest was initially accrued during the fourth quarter of 2011 in response to the issuance of temporary IRS Treasury Regulations which addressed the capitalization of tangible property. During the first quarter of 2012, the IRS issued transitional guidance related to these temporary regulations that resulted in our release of the accrued interest. Our rate was further reduced by foreign earnings subject to tax at rates below the U.S. rate. These benefits are partially offset by an increase of approximately $4 million (including $2 million of interest and penalties) for uncertain tax positions in foreign jurisdictions. For the three months ended March 31, 2011, the effective tax rate exceeded the U.S. statutory federal income tax rate of 35% due primarily to tax contingencies of $2 million (including $1 million of interest and penalties), partially offset by foreign earnings subject to tax at rates below the U.S. rate.

Total unrecognized tax benefits at March 31, 2012, and December 31, 2011, were $175 million and $175 million, respectively, of which $51 million and $49 million, respectively, would impact the effective tax rate if recognized.

Segment Results
We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA, as described in Note 15. The segment results presented below are presented before intersegment eliminations.
Owned and Leased Hotels.    Revenues increased $41 million in the three months ended March 31, 2012, compared to the three months ended March 31, 2011, which included $2 million in net unfavorable currency impact. Worldwide comparable hotel revenues increased $31 million in the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, which included revenue increases of $18 million from the North American hotels which were under significant renovation in 2011. Revenue growth at our comparable full service owned hotels was primarily due to strong transient demand and increases in group occupancy in the three months ended March 31, 2012, as compared to the same period in 2011. The increased occupancy also drove strong banquet revenues and higher volume in food and beverage outlets in North America. Non-comparable owned and leased hotel revenues increased $10 million, largely driven by 23 hotels purchased primarily during the second and third quarter of 2011, partially offset by a decrease in revenues from the 11 hotels that were sold or otherwise left the chain throughout 2011. During the three months ended March 31, 2012, no properties were removed from the comparable owned and leased hotel results.

	Three Months Ended March 31,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2012	2011	Better / (Worse)	2012	2011	Change in Occ % pts	2012	2011	Better / (Worse)
Full Service	$142	$131	9.0%	70.4%	65.2%	5.2%	$202	$200	0.8%
Select Service	69	67	4.3%	72.1%	71.2%	0.9%	96	93	3.1%
Total Owned and Leased Hotels	$124	$114	8.3%	70.9%	66.7%	4.2%	$175	$172	1.9%

	Three Months Ended March 31,
(in millions except percentages)	2012	2011	Better / (Worse)
Segment Revenues	$473	$432	$41	9.5%
Segment Adjusted EBITDA	$93	$75	$18	24.0%

Adjusted EBITDA increased by $18 million in the three months ended March 31, 2012, compared to the three months ended March 31, 2011, which included $1 million in net unfavorable currency effects. Our owned and leased results were driven by performance at our comparable owned and leased properties, which improved $9 million for the three months ended March 31, 2012, compared to the same period in 2011, due primarily to increased demand, partially offset by higher compensation and related expenses. Noncomparable hotels improved $6 million due to the 23 hotels purchased in 2011, partially offset by the decreases from sold hotels. Additionally, we had improvements of $3 million in Adjusted EBITDA at our joint venture hotels due to improved performance at the underlying hotel properties in the three months ended March 31, 2012.
North American management and franchising.    North American segment revenues increased by $39 million in the three months ended March 31, 2012, compared to the three months ended March 31, 2011. Other revenues from managed properties increased $28 million during the period. The increase in other revenues from managed properties was driven by higher cost reimbursements for increased hotel payroll expense, partially due to hotel openings and newly converted hotels. Management and franchise fees increased $11 million compared to the three months ended March 31, 2011, primarily due to increased base fees of $6 million, increased incentive fees of $2 million, and increased franchise fees and other revenues of $3 million. Base management fee increases for the three month period have been primarily driven by RevPAR improvement of 8.1% at our comparable systemwide North America full service hotels. Our full service hotels comparable RevPAR improvement was primarily driven by growth in transient occupancy and rate as corporate travel remains strong. Group occupancy also increased in the three months ended March 31, 2012 as compared to the same period in 2011, while group rates reflected in realized group revenue for the quarter were approximately flat. The RevPAR increase at our comparable select service properties for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was driven primarily by rate growth, with some improvements in occupancy which were partially offset by the impact of bathroom renovations. During the three months ended March 31, 2012, no properties were removed from the comparable North America full service systemwide hotels, nor were any properties removed from the comparable North America select service systemwide hotels.

	Three Months Ended March 31,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2012	2011	Better / (Worse)	2012	2011	Change in Occ % pts	2012	2011	Better / (Worse)
North American Full Service	$118	$110	8.1%	69.7%	66.3%	3.4%	$170	$165	2.7%
North American Select Service	72	67	7.2%	71.0%	68.6%	2.4%	102	98	3.5%

	Three Months Ended March 31,
(in millions except percentages)	2012	2011	Better / (Worse)
Segment Revenues
Management and Franchise Fees	$62	$51	$11	21.6%
Other Revenues from Managed Properties	369	341	28	8.2%
Total Segment Revenues	$431	$392	$39	9.9%
Segment Adjusted EBITDA	$46	$40	$6	15.0%
Adjusted EBITDA increased by $6 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due primarily to increased management and franchise fees of $11 million. These improvements were partially offset by increased bad debt expense of $2 million. Further, sales and marketing costs related to rebranding for Hyatt House, travel and entertainment expenses, and expenses under contractual performance obligations drove an additional $3 million increase in expenses for the three months ended March 31, 2012 compared to the same period in 2011.
International management and franchising. International segment revenues increased by $4 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, which included an insignificant currency impact. Management and franchise fees increased $2 million in the three months ended March 31, 2012 compared to the same period in 2011. Included in management and franchise fees was a $1 million increase in termination fees in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Comparable systemwide international management and franchise fees increased 5.2% in the three months ended March 31, 2012 compared to the same period in 2011, due primarily to a 5.7% increase (or 6.5% increase, excluding the unfavorable currency impact) in RevPAR for our comparable systemwide international full service hotels. This RevPAR improvement was primarily driven by an increase in average rates, with particularly strong results continuing from the Asia Pacific and Latin America regions. During the three months ended March 31, 2012, we removed one property from the comparable international full service systemwide hotels.

	Three Months Ended March 31,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2012	2011	Better / (Worse)	2012	2011	Change in Occ % pts	2012	2011	Better / (Worse)
International Full Service	$153	$145	5.7%	65.2%	63.9%	1.3%	$235	$227	3.6%

	Three Months Ended March 31,
(in millions except percentages)	2012	2011	Better / (Worse)
Segment Revenues
Management and Franchise Fees	$39	$37	$2	5.4%
Other Revenues from Managed Properties	16	14	2	14.3%
Total Segment Revenues	$55	$51	$4	7.8%
Segment Adjusted EBITDA	$20	$20	$—	—%

Adjusted EBITDA was flat for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, which included an insignificant currency effect. Increased management and franchise fees were offset by increased expenses, primarily related to legal fees associated with the previously mentioned termination fee increase and increased compensation and related expenses.
Corporate and other.    Corporate and other includes unallocated corporate expenses, the results of our vacation ownership business and the results of our co-branded credit card. Revenues increased $3 million for the three month period ended March 31, 2012 compared to the same period in 2011. The increase is primarily driven by our vacation ownership business, which increased $2 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, due to increased contract sales.

	Three Months Ended March 31,
(in millions except percentages)	2012	2011	Better / (Worse)
Corporate and other Revenues	$21	$18	$3	16.7%
Corporate and other Adjusted EBITDA	$(34)	$(26)	$(8)	(30.8)%
Adjusted EBITDA decreased $8 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to an increase in selling, general, and administrative expenses for our unallocated corporate expenses of $8 million. This increase in unallocated corporate expenses was mostly due to compensation and related expense increases of $5 million and other unallocated miscellaneous expenses increases of $2 million. The $3 million increase in revenues was offset by a $3 million increase in other direct costs and sales and marketing expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.
Eliminations.    Eliminations of $22 million and $18 million for the three months ended March 31, 2012 and 2011, respectively, primarily represent fees charged by our management and franchising segments to our owned and leased hotels for managing their operations.
Non-GAAP Measure Reconciliation
We use the term Adjusted EBITDA throughout this quarterly report. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define consolidated Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro-rata share of unconsolidated hospitality ventures Adjusted EBITDA based on our ownership percentage of each venture, adjusted to exclude the following items:

•	equity earnings (losses) from unconsolidated hospitality ventures;

•	other income, net;

•	depreciation and amortization;

•	interest expense; and

•	provision for income taxes.
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
Adjusted EBITDA is not a substitute for net income attributable to Hyatt Hotels Corporation, net income, cash flows from operating activities or any other measure prescribed by GAAP. There are limitations to using non-GAAP measures such as Adjusted EBITDA. Although we believe that Adjusted EBITDA can make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, Adjusted EBITDA should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. Our management compensates for these limitations by reference to our GAAP results and using Adjusted EBITDA supplementally. See our condensed consolidated statements of income and condensed consolidated statements of cash flows in our condensed consolidated financial statements included elsewhere in this quarterly report.
The following table sets forth Adjusted EBITDA by segment for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(in millions, except percentages)	2012	2011	Better / (Worse)
Owned and leased hotels	$93	$75	$18	24.0%
North American management and franchising	46	40	6	15.0%
International management and franchising	20	20	—	—%
Corporate and other	(34)	(26)	(8)	(30.8)%
Consolidated Adjusted EBITDA	$125	$109	$16	14.7%

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three months ended March 31, 2012 and 2011:

(in millions)	Three Months Ended March 31,
	2012	2011
Adjusted EBITDA	$125	$109
Equity earnings (losses) from unconsolidated hospitality ventures	(1)	3
Other income, net	12	3
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(18)	(15)
EBITDA	118	100
Depreciation and amortization	(86)	(71)
Interest expense	(18)	(13)
Provision for income taxes	(4)	(6)
Net income attributable to Hyatt Hotels Corporation	$10	$10

Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments and cash generated from our operations. As part of our business strategy, we also recycle capital by using net proceeds from dispositions to support acquisitions and new investment opportunities. When appropriate, we also borrow cash under our revolving credit facility or from other third party sources, and may also raise funds by issuing debt or equity securities as necessary. We maintain a cash investment policy that emphasizes preservation of capital. At March 31, 2012 and December 31, 2011, we had cash and cash equivalents and short-term investments of $1,051 million and $1,122 million, respectively. We believe that our cash position, short-term investments and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives in the foreseeable future.
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
Sources and Uses of Cash
At March 31, 2012 and December 31, 2011, we had cash and cash equivalents of $542 million and $534 million, respectively. Additionally, we had short-term investments in certificates of deposit and other marketable securities of $509 million and $588 million as of March 31, 2012 and December 31, 2011, respectively.

(in millions)	Three Months Ended March 31,
	2012	2011
Cash provided by (used in):
Operating activities	$61	$41
Investing activities	(49)	(39)
Financing activities	—	24
Effects of changes in exchange rate on cash and cash equivalents	(4)	—
Net change in cash and cash equivalents	$8	$26
Cash Flows from Operating Activities
Cash flows provided by operating activities totaled $61 million in the three months ended March 31, 2012, compared to $41 million in the same period last year. Cash flow from operations increased in the three months ended March 31, 2012 when compared to the three months ended March 31, 2011 due to cash generated by operating performance across all our segments.
Cash Flows from Investing Activities
Cash flows used in investing activities totaled $49 million in the three months ended March 31, 2012 compared to $39 million in the same period last year. For the three months ended March 31, 2012 and 2011, capital expenditures were $95 million and $46 million, respectively, (see "Capital Expenditures" below). In the three months ended March 31, 2012, we invested a total of $22 million in unconsolidated hospitality ventures, which included $21 million related to our commitment to the development of a property in Hawaii. During the comparable period in 2011, we invested $9 million in unconsolidated hospitality ventures, which included $1 million related to the same property in Hawaii. Additionally, during the three months ended March 31, 2012, we used $20 million related to development of new hotels, of which $14 million is held in restricted cash at March 31, 2012. During the three months ended March 31, 2012, we had a total of $91 million in net proceeds from maturities of available-for-sale securities compared to $7 million of net purchases of marketable securities and short-term investments in the same period last year. During the three months ended March 31, 2011, we sold a Company airplane for $18 million, net of closing costs. Additionally, during the three months ended March 31, 2011, we released $15 million of restricted cash related to the sale of Hyatt Regency Greenville as a like-kind exchange agreement was not consummated within applicable time periods.
Cash Flows from Financing Activities
During the three months ended March 31, 2012, there were insignificant cash flows provided by financing activities compared to cash flows provided by financing activities of $24 million in the same period last year. During the three months ended March 31, 2011, we assigned a $25 million loan to a newly formed joint venture formed for the purpose of owning and operating the Hyatt Regency Minneapolis. The loan was obtained during the quarter and the proceeds from the loan were retained by the Company. During the three months ended March 31, 2012 and 2011 we had no drawings on our revolving credit facility.

The following is a summary of our debt to capital ratios:

(in millions, except percentages)	March 31, 2012	December 31, 2011
Consolidated debt (1)	$1,224	$1,225
Stockholders’ equity	4,854	4,818
Total capital	6,078	6,043
Total debt to total capital	20.1%	20.3%
Consolidated debt (1)	1,224	1,225
Less: Cash and cash equivalents and short-term investments	1,051	1,122
Net consolidated debt (cash and short-term investments)	173	103
Net debt to total capital	2.8%	1.7%

(1)
Excludes approximately $545 million and $543 million of our share of unconsolidated hospitality venture indebtedness as of March 31, 2012 and December 31, 2011, respectively, substantially all of which is non-recourse to us.

Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance, enhancements to existing properties and investment in new properties.
During the three months ended March 31, 2012, we had total capital expenditures of $95 million, which included $52 million for enhancements to existing properties, $23 million for maintenance and $20 million for investment in new properties. Included in the $20 million for investment in new properties is $18 million related to the final payment for a parcel of land in Latin America which we acquired in 2010 that we intend to use for future hotel development. During the comparable period in 2011, our total capital expenditures were $46 million, which included $34 million for enhancements to existing properties, $9 million for maintenance and $3 million for investment in new properties. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations.
Senior Notes
The following table below sets forth the principal, maturity and interest rates of our senior unsecured notes (collectively, the "Senior Notes"). Interest on the Senior Notes is payable semi-annually.

Description	Principal Amount
5.750% senior notes due 2015	$250,000,000
3.875% senior notes due 2016	250,000,000
6.875% senior notes due 2019	250,000,000
5.375% senior notes due 2021	250,000,000
Total	$1,000,000,000
We are in compliance with all applicable covenants under the indenture governing our Senior Notes as of March 31, 2012.
Revolving Credit Facility
In September 2011, we entered into an Amended and Restated Credit Agreement with a syndicate of lenders that amended and restated our prior revolving credit facility to increase the borrowing availability under the facility from $1.1 billion to $1.5 billion and extend the facility's expiration from June 29, 2012 to September 9, 2016. The revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper back-up and permitted investments and acquisitions. The average daily borrowings under the revolving credit facility were $0 for the three months ended March 31, 2012 and 2011. There was no outstanding balance on this credit facility at March 31, 2012 or December 31, 2011.
We did, however, have $99 million in outstanding undrawn letters of credit that are issued under our revolving credit facility (which reduces the availability thereunder by the corresponding amount) as of March 31, 2012 and December 31, 2011.

We are in compliance with all applicable covenants as of March 31, 2012.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $120 million in letters of credit outstanding at March 31, 2012 and December 31, 2011. We had letters of credit issued directly with financial institutions of $21 million at March 31, 2012 and December 31, 2011. These letters of credit had weighted average fees of 138 basis points at March 31, 2012. The range of maturity on these letters of credit was up to one year as of March 31, 2012.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2011 Form 10-K. Since the date of our 2011 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At March 31, 2012, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
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
During 2011, we entered into treasury-lock derivative instruments with $250 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the 2021 Notes we issued in August 2011 (see Note 8). We settled the treasury-lock derivative instruments at the inception of the loan agreement for the 2021 Notes in August 2011. The $14 million loss on the settlement was recorded to accumulated other comprehensive loss and will be amortized over the remaining life of the 2021 Notes. For the three months ended March 31, 2012, the amount of incremental interest expense was insignificant.
As of March 31, 2012 and December 31, 2011, we held eight $25 million interest rate swap contracts, each of which expires on August 15, 2015. These swap contracts effectively converted $200 million of the $250 million of senior unsecured notes issued in August 2009 with a maturity date of August 15, 2015 (the “2015 Notes”) to floating rate debt based on three-month LIBOR plus a fixed rate component. The fixed rate component of each swap varies by contract, ranging from 2.68% to 4.77%. The fixed to floating interest rate swaps were designated as a fair value hedge as their objective is to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as fair value hedges at inception and at March 31, 2012 and December 31, 2011 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes. At March 31, 2012 and December 31, 2011, the fixed to floating interest rate swaps were recorded within other assets at a value of $7 million, offset by a fair value adjustment to long-term debt of $8 million. The $1 million difference between the other asset value and fair market value adjustment to long-term debt consists of the ineffective portion of the swap life-to-date. See Note 8 to the accompanying condensed consolidated financial statements for further information on our interest rate risk.
A hypothetical 10% increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by $1 million and $1 million, respectively.
Foreign Currency Exposures and Exchange Rate Instruments
We conduct business in various foreign currencies and use foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. These foreign currency exposures typically arise from intercompany loans and other intercompany transactions. The U.S. dollar equivalent of the notional amount of the forward contracts as of March 31, 2012 and December 31, 2011 was $265 million and $245 million, respectively, all of which expire within the next twelve months. We intend to offset the gains and losses related to our intercompany loans and transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income attributable to Hyatt Hotels Corporation. We expect to continue this practice relating to our intercompany loans and transactions, and may also begin to manage the risks associated with other transactional and translational foreign currency volatility within our business. See Note 8 to the accompanying condensed consolidated financial statements for further information on our foreign currency exposures and exchange rate risk.

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

Item 1A. Risk Factors.

At March 31, 2012, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5.     Other Information.

None.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

10.1	First Amendment to the Hyatt Hotels Corporation Employee Stock Purchase Plan, dated March 19, 2012

10.2	Third Amendment to Sublease, dated as of February 22, 2012, between Hyatt Corporation and CC-Development Group, Inc.

10.3
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A (File No. 001-34521) filed with the Securities and Exchange Commission on April 13, 2012)

10.4	Fourth Amendment to Sublease, dated as of March 20, 2012, between Hyatt Corporation and H Group Holding, Inc.

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

Hyatt Hotels Corporation

Date:	May 3, 2012	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial and accounting officer of the registrant.

Date:	May 3, 2012	By:	/s/ Harmit J. Singh
Harmit J. Singh
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)