Form 10-Q
period 2012-06-30
Hyatt Hotels Corp
filed 2012-08-01
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 27, 2012, there were 46,121,321 shares of the registrant’s Class A common stock, $0.01 par value, outstanding and 119,614,584 shares of the registrant’s Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.
HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
REVENUES:
Owned and leased hotels	$528	$484	$1,001	$916
Management and franchise fees	80	75	159	145
Other revenues	20	17	37	31
Other revenues from managed properties	386	360	775	719
Total revenues	1,014	936	1,972	1,811
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	389	372	766	726
Depreciation and amortization	89	72	175	143
Other direct costs	7	6	13	10
Selling, general, and administrative	70	71	163	141
Other costs from managed properties	386	360	775	719
Direct and selling, general, and administrative expenses	941	881	1,892	1,739
Net gains (losses) and interest income from marketable securities held to fund operating programs	(4)	2	10	8
Equity earnings (losses) from unconsolidated hospitality ventures	—	2	(1)	5
Interest expense	(17)	(14)	(35)	(27)
Asset impairments	—	(1)	—	(1)
Other income (loss), net	5	(9)	17	(6)
INCOME BEFORE INCOME TAXES	57	35	71	51
(PROVISION) BENEFIT FOR INCOME TAXES	(18)	1	(22)	(5)
NET INCOME	39	36	49	46
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	1	—	1
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$39	$37	$49	$47
EARNINGS PER SHARE - Basic
Net income	$0.24	$0.21	$0.30	$0.27
Net income attributable to Hyatt Hotels Corporation	$0.24	$0.22	$0.30	$0.28
EARNINGS PER SHARE - Diluted
Net income	$0.24	$0.21	$0.30	$0.27
Net income attributable to Hyatt Hotels Corporation	$0.24	$0.22	$0.30	$0.28
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$39	$36	$49	$46
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of income tax of $1 and $1 for the three months ended and $1 and $3 for the six months ended June 30, 2012 and 2011, respectively	(23)	15	(5)	38
Unrealized (losses) gains on available for sale securities, net of income tax of $- and $- for the three months ended and $1 and $- for the six months ended June 30, 2012 and 2011, respectively	(1)	—	1	—
Unrealized gain on derivative activity, net of income tax of $- and $1 for the three months ended and $- and $1 for the six months ended June 30, 2012 and 2011, respectively	—	2	—	2
Other comprehensive income (loss)	(24)	17	(4)	40
COMPREHENSIVE INCOME	15	53	45	86
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	1	—	1
COMPREHENSIVE INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$15	$54	$45	$87

See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except per share amounts)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$404	$534
Restricted cash	43	27
Short-term investments	502	588
Receivables, net of allowances of $9 and $10 at June 30, 2012 and December 31, 2011, respectively	280	225
Inventories	85	87
Prepaids and other assets	78	78
Prepaid income taxes	30	29
Deferred tax assets	18	23
Total current assets	1,440	1,591
Investments	317	280
Property and equipment, net	4,184	4,043
Financing receivables, net of allowances	410	360
Goodwill	132	102
Intangibles, net	376	359
Deferred tax assets	244	197
Other assets	578	575
TOTAL ASSETS	$7,681	$7,507
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$4	$4
Accounts payable	116	144
Accrued expenses and other current liabilities	378	306
Accrued compensation and benefits	113	114
Total current liabilities	611	568
Long-term debt	1,220	1,221
Other long-term liabilities	967	890
Total liabilities	2,798	2,679
Commitments and contingencies (see Note 11)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of June 30, 2012 and December 31, 2011	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 46,101,596 outstanding and 46,137,869 issued at June 30, 2012, Class B common stock, $0.01 par value per share, 452,472,717 shares authorized, 119,614,584 shares issued and outstanding at June 30, 2012 and Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 44,683,934 outstanding and 44,720,207 issued at December 31, 2011, Class B common stock, $0.01 par value per share, 452,472,717 shares authorized, 120,478,305 shares issued and outstanding at December 31, 2011	2	2
Additional paid-in capital	3,390	3,380
Retained earnings	1,566	1,517
Treasury stock at cost, 36,273 shares at June 30, 2012 and December 31, 2011	(1)	(1)
Accumulated other comprehensive loss	(84)	(80)
Total stockholders’ equity	4,873	4,818
Noncontrolling interests in consolidated subsidiaries	10	10
Total equity	4,883	4,828
TOTAL LIABILITIES AND EQUITY	$7,681	$7,507
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49	$46
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175	143
Deferred income taxes	5	(6)
Asset impairments	—	1
Equity losses from unconsolidated hospitality ventures, including distributions received	9	3
Foreign currency losses	2	4
Loss on sale of real estate	—	2
Realized gains from other marketable securities	(7)	—
Net unrealized (gains) losses from other marketable securities	(10)	7
Working capital changes and other	8	10
Net cash provided by operating activities	231	210
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(123)	(160)
Proceeds from the sale of marketable securities and short-term investments	231	151
Contributions to investments	(41)	(19)
Acquisitions, net of cash acquired	(179)	(77)
Capital expenditures	(157)	(118)
Issuance of notes receivable	(52)	—
Proceeds from sales of real estate	—	90
Real estate sale proceeds transferred to escrow as restricted cash	—	(35)
Proceeds from sale of assets held for sale	—	18
Real estate sale proceeds transferred from escrow to cash and cash equivalents	—	97
Increase in restricted cash - investing	(14)	(1)
Other investing activities	(18)	(16)
Net cash used in investing activities	(353)	(70)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	25
Repurchase of Class B common stock	—	(396)
Other financing activities	(3)	(3)
Net cash used in financing activities	(3)	(374)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5)	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(130)	(234)
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	534	1,110
CASH AND CASH EQUIVALENTS—END OF PERIOD	$404	$876
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$34	$24
Cash paid during the period for income taxes	$21	$22
Non-cash investing activities are as follows:
Equity contribution of property and equipment, net (see Note 6)	$—	$10
Equity contribution of long-term debt (see Note 6)	$—	$25
Change in accrued capital expenditures	$(38)	$23
Contribution to investment (see Note 3)	$—	$20
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)

1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (“Hyatt Hotels Corporation”) provide hospitality services on a worldwide basis through the management, franchising and ownership of hospitality related businesses. As of June 30, 2012, we operated or franchised 249 full service hotels consisting of 104,006 rooms, in 45 countries throughout the world. We hold ownership interests in certain of these hotels. As of June 30, 2012, we operated or franchised 220 select service hotels with 29,128 rooms in the United States. We hold ownership interests in certain of these hotels. We develop, operate, manage, license or provide services to Hyatt-branded timeshare, fractional and other forms of residential or vacation properties.
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
Management believes that the accompanying condensed consolidated financial statements reflect all adjustments, which are all of a normal recurring nature, considered necessary for a fair presentation of the interim periods.

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

In June 2011, the FASB released Accounting Standards Update No. 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires companies to present total comprehensive income, the components of net income, and the components of other comprehensive income in either a continuous statement or in two separate but consecutive statements. The amendments of ASU 2011-05 eliminate the option for companies to present the components of other comprehensive income within the statement of changes of stockholders' equity. The provisions of ASU 2011-05 became effective for public companies in fiscal years beginning after December 15, 2011. The adoption of ASU 2011-05 changed our presentation of comprehensive income.

In September 2011, the FASB released Accounting Standards Update No. 2011-08 (“ASU 2011-08”), Intangibles-Goodwill and Other (Topic 350): Testing for Goodwill Impairment. ASU 2011-08 gives companies the option to perform a qualitative assessment before calculating the fair value of the reporting unit. Under the guidance in ASU 2011-08, if this option is selected, a company is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The provisions of ASU 2011-08 became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption was permitted. We adopted ASU 2011-08 during the quarter ended March 31, 2012, but since our annual goodwill impairment test is not performed until the fourth quarter we did not apply its provisions during the six months ended June 30, 2012. We do not expect ASU 2011-08 to materially impact our condensed consolidated financial statements.

In December 2011, the FASB released Accounting Standards Update No. 2011-12 (“ASU 2011-12”), Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of ASU 2011-12 became effective for public companies in fiscal years beginning after December 15, 2011. The adoption of ASU 2011-12 did not materially impact our condensed consolidated financial statements.

Future Adoption of Accounting Standards

In December 2011, the FASB released Accounting Standards Update No. 2011-10 (“ASU 2011-10”), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 become effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. The adoption of ASU 2011-10 is not expected to materially impact our condensed consolidated financial statements.

In December 2011, the FASB released Accounting Standards Update No. 2011-11 (“ASU 2011-11”), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires companies to provide new disclosures about offsetting and related arrangements for financial instruments and derivatives. The provisions of ASU 2011-11 are effective for annual reporting periods beginning on or after January 1, 2013, and are required to be applied retrospectively. When adopted, ASU 2011-11 is not expected to materially impact our condensed consolidated financial statements.

3.    EQUITY AND COST METHOD INVESTMENTS
We have investments that are recorded under both the equity and cost methods. These investments are considered to be an integral part of our business and are strategically and operationally important to our overall results. Our equity and cost method investment balances recorded at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Equity method investments	$244	$207
Cost method investments	73	73
Total investments	$317	$280

During the six months ended June 30, 2012, we invested $37 million in a joint venture, which is classified as an equity method investment, to develop, own and operate a hotel property in the State of Hawaii.

During the second quarter of 2011, we contributed $20 million to a newly formed joint venture with Noble Investment Group ("Noble") in return for a 40% ownership interest in the venture (see Note 6). In addition, the Company and Noble agreed to invest in the strategic new development of select service hotels in the United States. Under that agreement, we are required to contribute up to a maximum of 40% of the equity necessary to fund up to $80 million (i.e. $32 million) of such new development.
The three and six months ended June 30, 2012 includes $1 million in impairment charges in equity earnings (losses) from unconsolidated hospitality ventures related to a vacation ownership property.

Income from cost method investments included in our condensed consolidated statements of income for the three and six months ended June 30, 2012 and 2011 was insignificant.
The following table presents summarized financial information for all unconsolidated ventures in which we hold an investment that is accounted for under the equity method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total revenues	$251	$229	$494	$468
Gross operating profit	82	71	153	147
Income from continuing operations	5	12	3	23
Net income	5	12	3	23

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2012 and December 31, 2011, we had the following financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	$259	$259	$—	$—
Equity securities	28	28	—	—
U.S. government obligations	105	—	105	—
U.S. government agencies	99	—	99	—
Corporate debt securities	479	—	479	—
Mortgage-backed securities	20	—	20	—
Asset-backed securities	8	—	8	—
Municipal and provincial notes and bonds	14	—	14	—
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	103	103	—	—
Derivative instruments
Interest rate swaps	6	—	6	—
Foreign currency forward contracts	(1)	—	(1)	—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	$242	$242	$—	$—
Equity securities	35	35	—	—
U.S. government obligations	102	—	102	—
U.S. government agencies	132	—	132	—
Corporate debt securities	487	—	487	—
Mortgage-backed securities	23	—	21	2
Asset-backed securities	7	—	7	—
Municipal and provincial notes and bonds	14	—	14	—
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	60	60	—	—
Derivative instruments
Interest rate swaps	7	—	7	—
Foreign currency forward contracts	(1)	—	(1)	—
During the three and six months ended June 30, 2012 and 2011, there were no transfers between levels of the fair value hierarchy. Our policy is to recognize transfers in and transfers out as of the end of each quarterly reporting period.

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
Included in our portfolio of marketable securities are investments in debt and equity securities classified as available for sale. At June 30, 2012 and December 31, 2011 these were as follows:

	June 30, 2012
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate debt securities	$383	$6	$(6)	$383
U.S. government agencies and municipalities	61	—	—	61
Equity securities	9	—	(1)	8
Total	$453	$6	$(7)	$452

	December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate debt securities	$406	$5	$(5)	$406
U.S. government agencies and municipalities	93	—	—	93
Equity securities	9	—	(2)	7
Total	$508	$5	$(7)	$506

Gross realized gains and losses on available for sale securities were insignificant for the three and six months ended June 30, 2012 and 2011.
The table below summarizes available for sale fixed maturity securities by contractual maturity at June 30, 2012. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life. Although a portion of our available for sale fixed maturity securities mature after one year, we have chosen to classify the entire portfolio as current. The portfolio’s objectives are to preserve capital, provide liquidity to satisfy operating requirements, working capital purposes and strategic initiatives and capture a market rate of return. Therefore, since these securities represent funds available for current operations, the entire investment portfolio is classified as current assets.

	June 30, 2012
Contractual Maturity	Cost or Amortized Cost	Fair Value
Due in one year or less	$269	$269
Due in one to two years	175	175
Total	$444	$444
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

The amount of total gains or losses included in net gains (losses) and interest income from marketable securities held to fund operating programs due to the change in unrealized gains or losses relating to assets still held at the reporting date for the three and six months ended June 30, 2012 and 2011 were insignificant.
Derivative Instruments
Our derivative instruments are foreign currency exchange rate instruments and interest rate swaps. The instruments are valued using an income approach with factors such as interest rates and yield curves, which represent market observable inputs and are generally classified as Level Two. Credit valuation adjustments may be made to ensure that derivatives are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality and our nonperformance risk. As of June 30, 2012 and December 31, 2011, the credit valuation adjustments were insignificant. See Note 8 for further details on our derivative instruments.
Mortgage Backed Securities
During the six months ended June 30, 2012, we sold mortgage backed securities that had been classified as Level 3 at December 31, 2011. The following table provides a reconciliation of the beginning and ending balances for the mortgage backed securities measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3) - Mortgage Backed Securities
	2012	2011
Balance at January 1,	$2	$2
Transfers into (out of) Level Three	—	—
Settlements	(2)	—
Total gains (losses) (realized or unrealized)	—	—
Balance at March 31,	$—	$2
Transfers into (out of) Level Three	—	—
Settlements	—	—
Total gains (losses) (realized or unrealized)	—	—
Balance at June 30,	$—	$2

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

The carrying amounts and fair values of our other financial instruments are as follows:

	Asset (Liability)
	June 30, 2012
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables
Secured financing to hotel owners	$312	$311	$—	$—	$311
Vacation ownership mortgage receivable	41	42	—	—	42
Unsecured financing to hotel owners	68	68	—	—	68
Debt, excluding capital lease obligations	(1,008)	(1,122)	—	(1,122)	—

	Asset (Liability)
	December 31, 2011
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables
Secured financing to hotel owners	$312	$311	$—	$—	$311
Vacation ownership mortgage receivable	42	42	—	—	42
Unsecured financing to hotel owners	16	15	—	—	15
Debt, excluding capital lease obligations	(1,008)	(1,059)	—	(1,059)	—

5.    FINANCING RECEIVABLES
We have divided our financing receivables, which includes loans and other financing arrangements, into three portfolio segments based on their initial measurement, risk characteristics and our method for monitoring or assessing credit risk. These portfolio segments correspond directly with our assessed class of receivables and are as follows:

•
Secured Financing to Hotel Owners—These financing receivables are senior secured mortgage loans and are collateralized by underlying hotel properties currently in operation. These loans consist primarily of a $278 million mortgage loan receivable to an unconsolidated hospitality venture which was formed to acquire ownership of a hotel property in Waikiki, Hawaii, and which is accounted for under the equity method. This mortgage receivable has interest set at 30-day LIBOR+3.75% due monthly and a stated maturity date of July 2013. Secured financing to hotel owners also includes financing provided to certain franchisees for the renovations and conversion of certain franchised hotels. These franchisee loans accrue interest at fixed rates ranging between 5.5% and 6.0%.

•
Vacation Ownership Mortgage Receivables—These financing receivables are comprised of various mortgage loans related to our financing of vacation ownership interval sales. As of June 30, 2012, the weighted-average interest rate on vacation ownership mortgage receivables was 13.9%.

•
Unsecured Financing to Hotel Owners—These financing receivables are primarily made up of individual unsecured loans and other types of financing arrangements provided to hotel owners. During the quarter ended June 30, 2012, we entered into a loan agreement to provide a $50 million mezzanine loan for the construction of a hotel that we will manage. Under the loan agreement, interest accrues at the greater of one-month LIBOR plus 5.0%, or 6.5%. Our other financing receivables have stated maturities and interest rates, however, the expected repayment terms may be dependent on the future cash flows of the hotel and, therefore, are not considered loans as the repayment date is not fixed or determinable. Because these arrangements are not considered loans, we do not include them in our impaired loans analysis. Since these receivables may come due earlier than the stated maturity date, the expected maturity dates have been excluded from the maturities table below.

The three portfolio segments of financing receivables and their balances at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Secured financing to hotel owners	$319	$319
Vacation ownership mortgage receivables at various interest rates with varying payments through 2022	49	50
Unsecured financing to hotel owners	144	91
	512	460
Less allowance for losses	(91)	(90)
Less current portion included in receivables, net	(11)	(10)
Total long-term financing receivables	$410	$360
Financing receivables held by us as of June 30, 2012 are scheduled to mature as follows:

Year Ending December 31,	Secured Financing to Hotel Owners	Vacation Ownership Mortgage Receivables
2012	$1	$3
2013	278	7
2014	—	8
2015	40	8
2016	—	7
2017	—	5
Thereafter	—	11
Total	319	49
Less allowance	(7)	(8)
Net financing receivables	$312	$41

Allowance for Losses and Impairments
We individually assess all loans in the secured financing to hotel owners portfolio and in the unsecured financing to hotel owners portfolio for impairment. We assess the vacation ownership mortgage receivables portfolio, which consists entirely of loans, for impairment on an aggregate basis. We do not assess, for impairment, our other financing arrangements included in unsecured financing to hotel owners. However, we do regularly evaluate our reserves for these other financing arrangements and record provisions in the financing receivables allowance as necessary. Impairment charges for loans within all three portfolios and reserves related to our other financing arrangements are recorded as provisions in the financing receivables allowance. We consider the provisions on all of our portfolio segments to be adequate based on the economic environment and our assessment of the future collectability of the outstanding loans.
The following tables summarize the activity in our financing receivables allowance for the three and six months ended June 30, 2012 and 2011:

	Secured Financing	Vacation Ownership	Unsecured Financing	Total
Allowance at January 1, 2012	$7	$8	$75	$90
Provisions	—	1	3	4
Write-offs	—	(1)	(3)	(4)
Recoveries	—	—	—	—
Allowance at March 31, 2012	$7	$8	$75	$90
Provisions	—	2	3	5
Write-offs	—	(2)	—	(2)
Recoveries	—	—	(2)	(2)
Allowance at June 30, 2012	$7	$8	$76	$91

	Secured Financing	Vacation Ownership	Unsecured Financing	Total
Allowance at January 1, 2011	$4	$10	$68	$82
Provisions	—	1	1	2
Other Adjustments	—	—	1	1
Write-offs	(1)	(1)	—	(2)
Recoveries	—	—	—	—
Allowance at March 31, 2011	$3	$10	$70	$83
Provisions	—	—	2	2
Other Adjustments	—	—	—	—
Write-offs	—	(1)	—	(1)
Recoveries	—	—	—	—
Allowance at June 30, 2011	$3	$9	$72	$84
Note: Amounts included in other adjustments represent currency translation on foreign currency denominated financing receivables.
We routinely evaluate loans within financing receivables for impairment. To determine whether an impairment has occurred, we evaluate the collectability of both interest and principal. A loan is considered to be impaired when the Company determines that it is probable that we will not be able to collect all amounts due under the contractual terms. We do not record interest income for impaired loans unless cash is received, in which case the payment is recorded to other income (loss), net in the accompanying condensed consolidated statements of income. During the three and six months ended June 30, 2012, we recorded impairment charges of $2 million and $3 million, respectively, for loans. There were no impairment charges recorded during the three and six months ended June 30, 2011.

An analysis of our loans included in secured financing to hotel owners and unsecured financing to hotel owners had the following impaired amounts at June 30, 2012 and December 31, 2011, all of which had a related allowance recorded against them:

Impaired Loans
June 30, 2012
	Gross Loan Balance (Principal and Interest)	Unpaid Principal Balance	Related Allowance	Average Recorded Loan Balance
Secured financing to hotel owners	$40	$40	$(7)	$40
Unsecured financing to hotel owners	51	46	(47)	50

Impaired Loans
December 31, 2011
	Gross Loan Balance (Principal and Interest)	Unpaid Principal Balance	Related Allowance	Average Recorded Loan Balance
Secured financing to hotel owners	$41	$40	$(7)	$40
Unsecured financing to hotel owners	51	46	(46)	51
Interest income recognized on these impaired loans within other income (loss), net on our condensed consolidated statements of income for the three and six months ended June 30, 2012 and 2011 was as follows:

Interest Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Secured financing to hotel owners	$—	$—	$1	$1
Unsecured financing to hotel owners	—	—	—	—
Credit Monitoring
On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity. We categorize our financing receivables as follows:

•	Past-due Receivables—We determine financing receivables to be past-due based on the contractual terms of each individual financing receivable agreement.

•
Non-Performing Receivables—Receivables are determined to be non-performing based upon the following criteria: (1) if interest or principal is greater than 90 days past due for secured financing to hotel owners and unsecured financing to hotel owners; (2) 120 days past due for vacation ownership mortgage receivables; (3) if an impairment charge has been recorded for a loan or a provision established for our other financing arrangements. For the three and six months ended June 30, 2012 and 2011, no interest income was accrued for secured financing to hotel owners and unsecured financing to hotel owners greater than 90 days past due and for vacation ownership receivables greater than 120 days past due. For the three and six months ended June 30, 2012 and 2011, insignificant interest income was accrued for vacation ownership receivables greater than 90 days and less than 120 days.

If a financing receivable is non-performing, we place the financing receivable on non-accrual status. We only recognize interest income when received for financing receivables on non-accrual status. Accrual of interest income is resumed when the receivable becomes contractually current and collection doubts are removed.
The following tables summarize our aged analysis of past-due financing receivables by portfolio segment, the gross balance of financing receivables greater than 90 days past-due and the gross balance of financing receivables on non-accrual status as of June 30, 2012 and December 31, 2011:

Analysis of Financing Receivables
June 30, 2012
	Receivables Past Due	Greater than 90 Days Past Due	Receivables on Non-Accrual Status
Secured financing to hotel owners	$—	$—	$41
Vacation ownership mortgage receivables	2	—	—
Unsecured financing to hotel owners *	3	3	77
Total	$5	$3	$118

Analysis of Financing Receivables
December 31, 2011
	Receivables Past Due	Greater than 90 Days Past Due	Receivables on Non-Accrual Status
Secured financing to hotel owners	$—	$—	$41
Vacation ownership mortgage receivables	3	—	—
Unsecured financing to hotel owners *	6	6	76
Total	$9	$6	$117
* Certain of these receivables have been placed on non-accrual status and we have recorded allowances for these receivables based on estimates of the future cash flows available for payment of these financing receivables. However, a majority of these payments are not past due.

6.    ACQUISITIONS, DISPOSITIONS, AND DISCONTINUED OPERATIONS
We continually assess strategic acquisitions and dispositions to complement our current business.
Acquisitions
Hyatt Regency Mexico City—During the second quarter of 2012, we acquired all of the outstanding shares of capital stock of a company that owned a full service hotel in Mexico City, Mexico in order to expand our presence in the region. The total purchase price was approximately $201 million. As part of the purchase, we acquired cash and cash equivalents of $11 million, resulting in a net purchase price of $190 million. We began managing this property during the second quarter and have rebranded it as Hyatt Regency Mexico City.
In conjunction with the acquisition, we entered into a holdback escrow agreement. Pursuant to the holdback escrow agreement, we withheld $11 million from the purchase price and placed it into an escrow account, which was classified as restricted cash on our condensed consolidated balance sheet. The funds in the escrow account will be released to the seller, less any indemnity claims, upon satisfaction of the terms pursuant to the holdback escrow agreement within the nine months following the close of the transaction. Because we expect the terms of the holdback escrow agreement to be satisfied, we have recorded a corresponding liability on our condensed consolidated balance sheet.
The following table summarizes the preliminary estimated fair value of the identifiable assets acquired and liabilities assumed in our owned and leased hotels segment for the acquisition (in millions):

Cash and cash equivalents	$11
Other current assets	3
Land, property, and equipment	190
Intangibles	12
Total assets	216
Current liabilities	3
Other long-term liabilities	42
Total liabilities	45
Total net assets acquired	$171

The acquisition created goodwill of Mexican Peso ("MXP") 410 million, or $30 million at the date of acquisition, which is not deductible for tax purposes and is recorded within our owned and leased segment. The definite lived intangibles, which are substantially comprised of management intangibles, will be amortized over a weighted average useful life of 17 years. Within the other long-term liabilities is a $41 million deferred tax liability, the majority of which relates to property and equipment.
Supplemental Information for our Acquisitions—The results of the Hyatt Regency Mexico City since the acquisition date have been included in our condensed consolidated financial statements.  The following table presents the results of this property since the acquisition date on a stand-alone basis:

Hyatt Regency Mexico City's operations included in 2012 results
Revenues	$5
Income from continuing operations	1
The following table presents our revenues and income from continuing operations on a pro forma basis as if we had completed the acquisition and rebranding of the Hyatt Regency Mexico City as of January 1, 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Pro forma revenues	$1,020	$948	$1,990	$1,833
Pro forma income from continuing operations	41	39	53	48
The above 2012 pro forma income from continuing operations for the three and six months ended June 30, 2012 excludes $1 million, respectively, of transaction costs incurred to acquire a company that owned the hotel and other assets that were recorded to other income (loss), net on our condensed consolidated statements of income. The six months ended June 30, 2011 pro forma income from continuing operations was adjusted to include these charges.
Woodfin Suites—During the second quarter of 2011, we acquired three Woodfin Suites properties in California for a total purchase price of approximately $77 million. We began managing these properties during the second quarter of 2011 and have rebranded them as Hyatt Summerfield Suites.
Dispositions
Hyatt Place and Hyatt Summerfield Suites—During the second quarter of 2011, we sold six Hyatt Place and two Hyatt Summerfield Suites properties to a newly formed joint venture with an affiliate of Noble Investment Group, LLC, in which the Company holds a 40% ownership interest. The properties were sold for a combined sale price of $110 million, or $90 million net of our $20 million contribution to the new joint venture. The sale resulted in a pretax loss of $2 million, which has been recognized in other income (loss), net on our condensed consolidated statements of income. In conjunction with the sale, we entered into a long-term franchise agreement with the joint venture for each property. The six Hyatt Place and two Hyatt Summerfield Suites hotels continue to be operated as Hyatt-branded hotels. The operating results and financial positions of these hotels prior to the sale remain within our owned and leased hotels segment.
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

Like-Kind Exchange Agreements
In conjunction with the sale of three Hyatt Place properties in the second quarter of 2011, we entered into a like-kind exchange agreement with an intermediary. Pursuant to the like-kind exchange agreement, the proceeds from the sales of these three hotels were placed into an escrow account administered by the intermediary. Therefore, we classified the net proceeds of $35 million as restricted cash on our condensed consolidated balance sheet as of June 30, 2011 which was subsequently utilized during the third quarter of 2011 as part of the purchase of hotels and other assets from LodgeWorks, L.P. and its private equity partners.
During the six months ended June 30, 2011, we released the net proceeds from the 2010 sales of Grand Hyatt Tampa Bay and Hyatt Regency Greenville of $56 million and $15 million, respectively, from restricted cash on our condensed consolidated balance sheet, as a like-kind exchange agreement was not consummated within applicable time periods. The net proceeds of $26 million from the sale of Hyatt Deerfield were utilized in a like-kind exchange agreement to acquire one of the Woodfin Suites properties.
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
Goodwill was $132 million at June 30, 2012 and $102 million at December 31, 2011. The increase in goodwill is due to the acquisition of the Hyatt Regency Mexico City which created goodwill of MXP 410 million, or $30 million (see Note 6). During the three and six months ended June 30, 2012 and 2011, no impairment charges were recorded related to goodwill.

Definite lived intangible assets primarily include contract acquisition costs, acquired lease rights, and acquired franchise and management intangibles. Contract acquisition costs and franchise and management intangibles are generally amortized on a straight-line basis over their contract terms, which range from approximately 5 to 40 years and 10 to 30 years, respectively. Acquired lease rights are amortized on a straight-line basis over the lease term. Definite lived intangibles are tested for impairment whenever events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. There were no impairment charges related to intangible assets with definite lives during the three and six months ended June 30, 2012 and 2011.
The following is a summary of intangible assets at June 30, 2012 and December 31, 2011:

	June 30, 2012	Weighted Average Useful Lives (in years)	December 31, 2011
Contract acquisition costs	$181	23	$167
Acquired lease rights	135	112	133
Franchise and management intangibles	125	25	115
Other	9	10	7
	450		422
Accumulated amortization	(74)		(63)
Intangibles, net	$376		$359

Amortization expense relating to intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amortization expense	$7	$5	$12	$8

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
As of June 30, 2012 and December 31, 2011, we held a total of seven and eight $25 million interest rate swap contracts, respectively, each of which expires on August 15, 2015. Taken together, these swap contracts effectively convert a total of $175 million and $200 million, as of June 30, 2012 and December 31, 2011, respectively, of the $250 million of senior notes issued in August 2009 with a maturity date of August 15, 2015 (the “2015 Notes”) to floating rate debt based on three-month LIBOR plus a fixed rate component. The fixed rate component of each swap varies by contract, ranging from 2.68% to 4.77%. The interest rate swaps were designated as a fair value hedge as their objective is to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as fair value hedges at inception and at June 30, 2012 and December 31, 2011 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes. At June 30, 2012 and December 31, 2011, the fixed to floating interest rate swaps were recorded within other assets at a value of $6 million and $7 million, respectively, offset by a fair value adjustment to long-term debt of $9 million and $8 million, respectively. At June 30, 2012 and December 31, 2011, the difference between the other asset value and fair market value adjustment to long-term debt includes the ineffective portion of the swap life-to-date in the amount of $1 million and $1 million, respectively. During the three months ended June 30, 2012, we terminated a $25 million interest rate swap contract. Upon termination the Company received a cash payment of $2 million to settle the fair value of the swap, this amount is included within the carrying value of long-term debt at June 30, 2012 and will be amortized to interest expense over the remaining term of the 2015 Note.
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
We settled the treasury-lock derivative instruments at the inception of the loan agreement for the 2021 Notes in August 2011. The $14 million loss on the settlement was recorded to accumulated other comprehensive loss and will be amortized over the remaining life of the 2021 Notes. For the three and six months ended June 30, 2012, the amount of incremental interest expense was insignificant and $1 million, respectively.
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
The U.S. dollar equivalent of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany loans, with terms of less than one year, is as follows (in U.S. dollars):

	June 30, 2012	December 31, 2011
Pound Sterling	$152	$126
Swiss Franc	46	59
Korean Won	33	33
Canadian Dollar	27	27
Total notional amount of forward contracts	$258	$245
Certain energy contracts at our hotel properties include derivatives. However, we qualify for and have elected the normal purchases or sales exemption for these derivatives.
The effects of derivative instruments on our condensed consolidated financial statements were as follows as of June 30, 2012, December 31, 2011 and for the three and six month periods ended June 30, 2012 and 2011:
Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30, 2012	December 31, 2011	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$6	$7	Other long-term liabilities	$—	$—
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Prepaids and other assets	—	—	Accrued expenses and other current liabilities	1	1
Total derivatives		$6	$7		$1	$1

Effect of Derivative Instruments on Income

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Gain (Loss)	2012	2011	2012	2011
Fair value hedges:
Interest rate swaps
Gains (losses) on derivatives	Other income (loss), net*	$1	$2	$1	$1
Gains (losses) on borrowings	Other income (loss), net*	(1)	(2)	(1)	(1)

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Gain (Loss)	2012	2011	2012	2011
Cash flow hedges:
Interest rate locks
Amount of gain (loss) recognized in accumulated other comprehensive income (loss) on derivative (effective portion)	Accumulated other comprehensive loss	$—	$4	$—	$4
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion)	Interest expense	—	—	—	—
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Other income (loss), net**	—	—	—	—

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Gain (Loss)	2012	2011	2012	2011
Derivatives not designated as hedges:
Foreign currency forward contracts	Other income (loss), net	$4	$(6)	$(2)	$(8)

*
For the three and six months ended June 30, 2012 and 2011, there was an insignificant loss recognized in income related to the ineffective portion of these hedges. No amounts were excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2012 and 2011.

**
For the three and six months ended June 30, 2011, there was an insignificant gain recognized in income related to the ineffective portion of these hedges. No incremental amounts were excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2011.

9.    EMPLOYEE BENEFIT PLANS

Descriptions of our employee benefit plans and the related costs incurred for the three and six months ended June 30, 2012 and 2011 are provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Defined benefit plan	$1	$1	$1	$1
Defined contribution plans	9	8	18	17
Deferred compensation plan	1	1	5	4

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
Deferred Compensation Plan—We provide a deferred compensation plan in which contributions and investment elections are determined by the employees. The Company also provides contributions according to preapproved formulas. A portion of these contributions relate to hotel property level employees, which are reimbursable to us and are included in the other revenues from managed properties and other costs from managed properties lines in the condensed consolidated statements of income. As of June 30, 2012 and December 31, 2011, the plan is fully funded in a rabbi trust. The assets of the plan are primarily invested in mutual funds, which are recorded in other assets in the condensed consolidated balance sheets. The related deferred compensation liability is recorded in other long-term liabilities.

10.    INCOME TAXES

The effective income tax rates for the three months ended June 30, 2012 and 2011 were 30.3% and (2.7)%, respectively. The effective income tax rates from continuing operations for the six months ended June 30, 2012 and 2011 were 30.8% and 9.2%, respectively.

For the three months ended June 30, 2012, the effective tax rate is lower than the U.S. statutory federal income tax rate of 35% primarily due to foreign earnings subject to tax at rates below the U.S. rate and the recognition of foreign tax credits of $10 million. These benefits are partially offset by a provision of approximately $7 million resulting from a reduction in the deferred tax assets of certain non-consolidated investments. For the six months ended June 30, 2012, the effective tax rate is lower than the U.S. statutory federal income tax rate of 35% primarily due to the recognition of foreign tax credits of $10 million and a release of $5 million in reserves for interest related to our treatment for expensing certain renovation costs in prior years. The rate was further reduced by foreign earnings subject to tax at rates below the U.S. rate. These benefits are partially offset by the $7 million provision described above as well as a provision of approximately $4 million (including $2 million of interest and penalties) for uncertain tax positions in foreign jurisdictions.

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

Total unrecognized tax benefits at June 30, 2012 and December 31, 2011 were $175 million, of which $49 million would impact the effective tax rate if recognized. It is reasonably possible that a reduction of up to $46 million of unrecognized tax benefits could occur within twelve months resulting from the resolution of audit examinations and the expiration of certain tax statutes of limitations.

11.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:
Guarantees and Commitments—As of June 30, 2012, we are committed, under certain conditions, to lend or invest up to $536 million, net of any related letters of credit, in various business ventures.
Included in the $536 million in commitments are the following:

•
Our share of a hospitality venture’s commitment to purchase a hotel within a to-be constructed building in New York City for a total purchase price of $375 million. The hospitality venture will be funded upon the purchase of the hotel, and our share of the purchase price commitment is 66.67% (or approximately $250 million). In accordance with the purchase agreement, we have agreed to fund a $50 million letter of credit as security towards this future purchase obligation. The agreement stipulates that the purchase of the completed property is contingent upon the completion of certain contractual milestones. The $50 million funded letter of credit is included as part of our total letters of credit outstanding at June 30, 2012, and therefore netted against our future commitments amount disclosed above. For further discussion, see the “Letters of Credit” section of this footnote below.

•
Our commitment to develop, own and operate a hotel property in the State of Hawaii through a joint venture formed in 2010. The expected remaining commitment under the joint venture agreement at June 30, 2012, is $81 million.

Certain of our hotel lease or management agreements contain performance tests that stipulate certain minimum levels of operating performance. These performance test clauses give us the option to fund any shortfall in profit performance. If we choose not to fund the shortfall, the hotel owner has the option to terminate the lease or management contract. As of June 30, 2012, there were no amounts recorded in accrued expenses and other current liabilities related to these performance test clauses.
Additionally, from time to time we may guarantee certain of our hotel owners certain levels of hotel profitability based on various metrics. We have management agreements where we are required to make payments based on specified thresholds and we have recorded $0 and a $2 million charge under one of these agreements in the three and six months ended June 30, 2012, respectively. Under a separate agreement, we had $2 million accrued as of June 30, 2012. The remaining maximum potential payments related to these agreements are $27 million.
We have entered into various loan, lease completion and repayment guarantees related to investments held in hotel operations. The maximum exposure under these agreements as of June 30, 2012, is $109 million. With respect to repayment guarantees related to two joint venture properties, the Company has agreements with its respective partners that require each partner to pay a pro-rata portion of the guarantee based on each partner’s ownership percentage. Assuming successful enforcement of these agreements with respect to these two joint ventures, our maximum exposure under all of the various agreements described above as of June 30, 2012, would be $81 million. As of June 30, 2012, the maximum exposure includes $25 million of a loan repayment agreement guarantee related to our contribution of our interest in Hyatt Regency Minneapolis to a newly formed joint venture (see Note 6).
Surety Bonds—Surety bonds issued on our behalf totaled $24 million at June 30, 2012, and primarily relate to workers’ compensation, taxes, licenses, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf as of June 30, 2012, totaled $120 million, the majority of which relate to our ongoing operations. Of the $120 million letters of credit outstanding, $99 million reduces the available capacity under the revolving credit facility.

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
We are subject from time to time to various claims and contingencies related to lawsuits, taxes, and environmental matters, as well as commitments under contractual obligations. Many of these claims are covered under current insurance programs, subject to deductibles. We recognize a liability associated with such commitments and contingencies when a loss is probable and reasonably estimable. Although the liability for these matters cannot be determined at this point, based on information currently available, we do not expect that the ultimate resolution of such claims and litigation will have a material effect on our condensed consolidated financial statements.

12.    EQUITY
Stockholders’ Equity and Noncontrolling Interests—The following table details the equity activity for the six months ended June 30, 2012 and 2011, respectively.

	Stockholders’ equity	Noncontrolling interests in consolidated subsidiaries	Total equity
Balance at January 1, 2012	$4,818	$10	$4,828
Net income (loss)	49	—	49
Other comprehensive income (loss)	(4)	—	(4)
Issuance of common stock shares to directors	1	—	1
Share based payment activity	9	—	9
Balance at June 30, 2012	$4,873	$10	$4,883

Balance at January 1, 2011	$5,118	$13	$5,131
Net income (loss)	47	(1)	46
Other comprehensive income (loss)	40	—	40
Purchase of company stock	(396)	—	(396)
Issuance of common stock shares to directors	1	—	1
Share based payment activity	12	—	12
Balance at June 30, 2011	$4,822	$12	$4,834

Accumulated Other Comprehensive Income (Loss)—The following table details the accumulated other comprehensive income activity for the six months ended June 30, 2012 and 2011, respectively.

	Balance at January 1, 2012	Current period other comprehensive income (loss)	Balance at June 30, 2012
Foreign currency translation adjustments	$(64)	$(5)	$(69)
Unrealized gain (loss) on AFS securities	(2)	1	(1)
Unrecognized pension cost	(6)	—	(6)
Unrealized gain (loss) on derivative instruments	(8)	—	(8)
Accumulated Other Comprehensive Income (Loss)	$(80)	$(4)	$(84)

	Balance at January 1, 2011	Current period other comprehensive income (loss)	Balance at June 30, 2011
Foreign currency translation adjustments	$(33)	$38	$5
Unrealized gain (loss) on AFS securities	—	—	—
Unrecognized pension cost	(5)	—	(5)
Unrealized gain (loss) on derivative instruments	—	2	2
Accumulated Other Comprehensive Income (Loss)	$(38)	$40	$2

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

13.    STOCK-BASED COMPENSATION
As part of our long-term incentive plan, we award Stock Appreciation Rights (“SARs”), Restricted Stock Units (“RSUs”), Performance Share Units (“PSUs”), and Performance Vested Restricted Stock ("PSSs") to certain employees. Compensation expense and unearned compensation figures within this note exclude amounts related to employees of our managed hotels as this expense has been and will continue to be reimbursed by our third party hotel owners and is recorded on the lines other revenues from managed properties and other costs from managed properties. Compensation expense related to these awards for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock appreciation rights	$2	$2	$4	$4
Restricted stock units	3	3	6	6
Performance share units and Performance vested restricted stock	—	—	1	1
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
During the six months ended June 30, 2012, the Company granted 405,877 SARs to employees with a weighted average grant date fair value of $17.29. The fair value of each SAR was estimated on the date of grant using the Black-Scholes-Merton option-valuation model.
Restricted Stock Units—The Company grants both RSUs that may be settled in stock and RSUs that may be settled in cash. Each vested stock-settled RSU will be settled with a single share of our Class A common stock. The value of the stock-settled RSUs was based on the closing stock price of our Class A common stock as of the grant date. We record compensation expense earned for RSUs on a straight-line basis from the date of grant. In certain situations we also grant cash-settled RSUs which are recorded as a liability instrument. The liability and related expense for cash-settled RSUs are insignificant as of, and for the three and six months ended June 30, 2012. During the six months ended June 30, 2012, the Company granted a total of 463,846 RSUs (an insignificant portion of which are cash-settled RSUs) to employees which, with respect to stock-settled RSUs, had a weighted average grant date fair value of $41.06.
Performance Share Units and Performance Vested Restricted Stock—The Company has granted to certain executive officers both PSUs, which are restricted stock units, and PSSs, which are performance vested restricted stock. The number of PSUs that will ultimately vest and be paid out in Class A common stock and the number of PSSs that will ultimately vest with no further restrictions on transfer depends upon the performance of the Company at the end of the applicable three year performance period relative to the applicable performance target. During the six months ended June 30, 2012, the Company granted to its executive officers a total of 209,569 PSSs, which vest in full if the maximum performance metric is achieved. At the end of the performance period, the PSSs that did not vest will be forfeited. The PSSs had a weighted average grant date fair value of $41.29. The performance period is three years beginning January 1, 2012 and ending December 31, 2014. The PSSs will vest at the end of the performance period only if the performance threshold is met; there is no interim performance metric.
Our total unearned compensation for our stock-based compensation programs as of June 30, 2012 was $17 million for SARs, $37 million for RSUs and $3 million for PSUs and PSSs, which will be recorded to compensation expense primarily over the next four years with respect to SARs and RSUs and over the next three years with respect to PSUs and PSSs. The amortization for certain RSU awards extends to nine years.

14.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the notes to the condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Leases—Our corporate headquarters has been located at the Hyatt Center in Chicago, Illinois, since 2005. A subsidiary of the Company holds a master lease for a portion of the Hyatt Center and has entered into sublease agreements with certain related parties. During the first quarter of 2012, one of these sublease agreements was amended to reduce the related party's occupied space. As a result, we received a payment of $4 million, representing the discounted future sublease payments, less furniture and fixtures acquired as part of the amendment. During the second quarter of 2011, we agreed to a new sublease agreement with a related party which resulted in a $5 million loss on the transaction, which is recorded in other income (loss), net on the condensed consolidated statements of income. Future sublease income from sublease agreements with related parties under our master lease is $11 million.
Legal Services—A partner in a law firm that provided services to us throughout the six months ended June 30, 2012 and 2011 is the brother-in-law of our Executive Chairman. We incurred insignificant and $1 million in legal fees with this firm for the three months ended June 30, 2012 and 2011, respectively. We incurred legal fees with this firm of $1 million and $2 million for the six months ended June 30, 2012 and 2011, respectively. Legal fees, when expensed, are included in selling, general and administrative expenses. As of June 30, 2012, and December 31, 2011, we had insignificant amounts, respectively, due to the law firm.
Other Services—A member of our board of directors, who was appointed in 2009, is a partner in a firm whose affiliates own hotels from which we recorded management and franchise fees of $1 million and $1 million during the three months ended June 30, 2012 and 2011, respectively, and $3 million and $3 million during the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, and December 31, 2011, we had $1 million, respectively, due from these properties.
Equity Method Investments—We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We recorded fees of $9 million and $10 million for the three months ended June 30, 2012 and 2011, respectively. We recorded fees of $19 million and $18 million for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, and December 31, 2011, we had receivables due from these properties of $13 million and $7 million, respectively. In addition, in some cases we provide loans or guarantees (see Note 11) to these entities. Our ownership interest in these equity method investments generally varies from 8 to 50 percent.

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

15.    SEGMENT INFORMATION
Our operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker to assess performance and make decisions regarding the allocation of resources. Our chief operating decision maker is the Chief Executive Officer. The Company announced on May 2, 2012, that it intends to realign its corporate and regional operations to enhance organizational effectiveness and adaptability. The organizational changes are expected to be completed by the fourth quarter of 2012. The Company's chief operating decision maker will continue to assess performance and make decisions regarding the allocation of resources on the basis of our historical operating segments until such time as the realignment is effective. Accordingly, we continue to define our reportable segments as follows:
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

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
North American Management and Franchising
Revenues	$433	$397	$864	$789
Intersegment Revenues (a)	22	15	40	29
Adjusted EBITDA	54	44	100	84
Depreciation and Amortization	5	3	9	6
International Management and Franchising
Revenues	55	54	110	105
Intersegment Revenues (a)	4	5	8	9
Adjusted EBITDA	24	22	44	42
Depreciation and Amortization	1	1	1	1
Owned and Leased Hotels (b)
Revenues	528	484	1,001	916
Adjusted EBITDA	132	114	225	189
Depreciation and Amortization	81	66	161	132
Corporate and other
Revenues	24	21	45	39
Adjusted EBITDA	(30)	(29)	(64)	(55)
Depreciation and Amortization	2	2	4	4
Eliminations (a)
Revenues	(26)	(20)	(48)	(38)
Adjusted EBITDA	—	—	—	—
Depreciation and Amortization	—	—	—	—
TOTAL
Revenues	$1,014	$936	$1,972	$1,811
Adjusted EBITDA	180	151	305	260
Depreciation and Amortization	89	72	175	143

(a)	Intersegment revenues are included in the segment revenue totals and eliminated in Eliminations.

(b)
Assets within the Owned and Leased segment at June 30, 2012, equaled $5,012 million compared to $4,825 million at December 31, 2011. The increase in assets is primarily due to the acquisition of a company that owned a full service hotel in Mexico City, Mexico which we rebranded as the Hyatt Regency Mexico City. Refer to Note 6 for further details.

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Adjusted EBITDA	$180	$151	$305	$260
Equity earnings (losses) from unconsolidated hospitality ventures	—	2	(1)	5
Asset impairments	—	(1)	—	(1)
Other income (loss), net	5	(9)	17	(6)
Net loss attributable to noncontrolling interests	—	1	—	1
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(22)	(22)	(40)	(37)
EBITDA	163	122	281	222
Depreciation and amortization	(89)	(72)	(175)	(143)
Interest expense	(17)	(14)	(35)	(27)
(Provision) benefit for income taxes	(18)	1	(22)	(5)
Net income attributable to Hyatt Hotels Corporation	$39	$37	$49	$47

16.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income	$39	$36	$49	$46
Net loss attributable to noncontrolling interests	—	1	—	1
Net income attributable to Hyatt Hotels Corporation	$39	$37	$49	$47
Denominator:
Basic weighted average shares outstanding:	165,854,130	169,907,013	165,737,068	172,056,525
Share-based compensation	116,442	231,715	265,757	272,713
Diluted weighted average shares outstanding	165,970,572	170,138,728	166,002,825	172,329,238
Basic Earnings Per Share:
Net income	$0.24	$0.21	$0.30	$0.27
Net loss attributable to noncontrolling interests	—	0.01	—	0.01
Net income attributable to Hyatt Hotels Corporation	$0.24	$0.22	$0.30	$0.28
Diluted Earnings Per Share:
Net income	$0.24	$0.21	$0.30	$0.27
Net loss attributable to noncontrolling interests	—	0.01	—	0.01
Net income attributable to Hyatt Hotels Corporation	$0.24	$0.22	$0.30	$0.28
The computations of diluted net income per share for the three and six months ended June 30, 2012 and 2011 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs, because they are anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock-settled SARs	37,400	273,320	32,100	150,400
RSUs	27,300	49,000	16,300	4,440

17.    OTHER INCOME (LOSS), NET
Other income (loss), net includes interest income, gains (losses) on other marketable securities, foreign currency losses, including gains (losses) on foreign currency exchange rate instruments (see Note 8), loss on sale of real estate, costs incurred as part of our Company's realignment (which include employee separation costs, consulting fees, and legal fees), and transaction costs incurred to acquire the Hyatt Regency Mexico City (see Note 6). The table below provides a reconciliation of the components in other income (loss), net for the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income	$6	$6	$11	$11
Gains (losses) on other marketable securities	9	(6)	17	(7)
Foreign currency losses	(2)	(3)	(2)	(4)
Loss on sale of real estate	—	(2)	—	(2)
Realignment costs	(7)	—	(7)	—
Transaction costs	(1)	—	(1)	—
Other	—	(4)	(1)	(4)
Other income (loss), net	$5	$(9)	$17	$(6)

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
Executive Overview
We are a global hospitality company engaged in the management, franchising, ownership and development of Hyatt-branded hotels, resorts and residential and vacation ownership properties around the world. As of June 30, 2012, our worldwide property portfolio consisted of 492 properties (135,327 rooms and units), including:

•	184 managed properties (68,838 rooms), all of which we operate under management agreements with third-party property owners;

•	142 franchised properties (23,296 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	105 owned properties (including 2 consolidated hospitality ventures) (26,235 rooms) and 4 leased properties (1,718 rooms), all of which we manage and account for as operating leases;

•	26 managed properties and 8 franchised properties owned or leased by unconsolidated hospitality ventures (13,047 rooms);

•	15 vacation ownership properties (963 units), all of which we manage; and

•	8 residential properties (1,230 units), all of which we manage and some of which we own.

During the quarter ended June 30, 2012 we announced the purchase of a full-service hotel in the Polanco area of Mexico City which has been rebranded as Hyatt Regency Mexico City. The introduction of the Hyatt Regency Mexico City marks the first step in our expansion plans in Mexico and throughout Latin America which include plans for new Hyatt-branded hotels in Mexico, Chile and Colombia.
Additionally, in the quarter ended June 30, 2012 we announced two new Hyatt Regency hotels in India and the Hyatt Regency Riyadh in the Kingdom of Saudi Arabia. These developments, along with our development activity in the first quarter of 2012, are further examples of our commitment to expanding our brands globally.
Our financial performance for the second quarter of 2012 included an increase in our consolidated revenues of $78 million, or 8.3% (9.2% excluding the effects of currency), compared to the quarter ended June 30, 2011. Owned and leased hotels revenue for the quarter ended June 30, 2012, increased by $44 million compared to the quarter ended June 30, 2011, which includes net unfavorable currency impacts of $7 million. The increase in revenue was primarily due to the completion of renovations at certain full service hotels and the acquisition of 24 properties, the majority of which were acquired during the second half of 2011 and none of which were in our portfolio for the full quarter ended June 30, 2011. These increases were partially offset by the loss of revenue from 11 properties that were sold or otherwise left the chain throughout 2011. Our management and franchise fees for the quarter ended June 30, 2012, increased $5 million, and includes net unfavorable foreign currency impacts of $2 million, as compared to the quarter ended June 30, 2011. Fee increases were driven by improved base management and franchise fees. We also experienced a $3 million increase in other revenues for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011, related to the operating results of our vacation ownership business and our co-branded credit card. Additionally, we had a $26 million increase in other revenues from managed properties for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011 driven primarily by the addition of new properties under management.
Our consolidated Adjusted EBITDA for the second quarter of 2012, compared to the second quarter of 2011, increased by $29 million, including $4 million of net unfavorable foreign currency impacts. The Adjusted EBITDA improvement was driven largely by increased performance at our owned and leased hotels of $18 million, which includes net unfavorable currency impacts of $2 million, and increased performance within our North America management and franchising business of $10 million. Growth within our comparable owned and leased segment was driven by the hotels that completed renovations as noted above. Growth within our North America management and franchising business was driven by continuing positive trends in demand, primarily from transient business, as we began to reach historic highs in occupancy at our North America full service properties at the end of the second quarter. As a result of the strong demand, average daily rates also grew in the period, accounting for just over half of our RevPAR growth. Our international management and franchise business had Adjusted EBITDA growth of $2 million, which included $2 million of net unfavorable foreign currency impacts. Our international business had RevPAR growth of 3.8% (8.5% excluding the effects of currency). Asia Pacific and Latin America continue to be our strongest performing regions. Asia Pacific has benefited from a rebound in Japan as well as continued strength in Hong Kong, Macau and Australia. Excluding the impact of foreign currency, Latin America has had significant RevPAR increases over last year across the majority of our properties in the region. These increases were partially offset by increases in selling, general and administrative costs, which, excluding the impact of Rabbi Trust, increased 6% in the three months ended June 30, 2012 compared to the same period in 2011, primarily due to increased sales and marketing costs. See “—Non-GAAP Measure Reconciliation,” below, for an explanation of how we use Adjusted EBITDA, why we present it and material limitations on its usefulness.
As of June 30, 2012, we had approximately $906 million in cash and cash equivalents, investments in highly-rated money market funds and short-term investments. At June 30, 2012, we had available credit facilities with banks for various corporate purposes. The amount of undrawn borrowing availability as of June 30, 2012 was approximately $1.4 billion.
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
In addition to our three reportable segments, Corporate and other includes the results of our vacation ownership business, the results of our co-branded credit card and unallocated corporate expenses. The Company announced on May 2, 2012, that it intends to realign its corporate and regional operations to enhance organizational effectiveness and adaptability. The organizational changes are expected to be completed by the fourth quarter of 2012. The Company's chief operating decision maker will continue to assess performance and make decisions regarding the allocation of resources on the basis of our historical operating segments until such time as the realignment is effective.

Results of Operations
Three and Six Months Ended June 30, 2012 Compared with Three and Six Months Ended June 30, 2011

Consolidated Results

	Three Months Ended June 30,
(In millions, except percentages)	2012	2011	Better / (Worse)
REVENUES:
Total revenues	$1,014	$936	$78	8%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	389	372	(17)	(5)%
Depreciation and amortization	89	72	(17)	(24)%
Other direct costs	7	6	(1)	(17)%
Selling, general, and administrative	70	71	1	1%
Other costs from managed properties	386	360	(26)	(7)%
Direct and selling, general, and administrative expenses	941	881	(60)	(7)%
Net gains (losses) and interest income from marketable securities held to fund operating programs	(4)	2	(6)	(300)%
Equity earnings from unconsolidated hospitality ventures	—	2	(2)	(100)%
Interest expense	(17)	(14)	(3)	(21)%
Asset impairments	—	(1)	1	100%
Other income (loss), net	5	(9)	14	(156)%
INCOME BEFORE INCOME TAXES	57	35	22	63%
(PROVISION) BENEFIT FOR INCOME TAXES	(18)	1	(19)	1,900%
NET INCOME	39	36	3	8%
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	1	(1)	(100)%
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$39	$37	$2	5%

	Six Months Ended June 30,
(In millions, except percentages)	2012	2011	Better / (Worse)
REVENUES:
Total revenues	$1,972	$1,811	$161	9%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	766	726	(40)	(6)%
Depreciation and amortization	175	143	(32)	(22)%
Other direct costs	13	10	(3)	(30)%
Selling, general, and administrative	163	141	(22)	(16)%
Other costs from managed properties	775	719	(56)	(8)%
Direct and selling, general, and administrative expenses	1,892	1,739	(153)	(9)%
Net gains and interest income from marketable securities held to fund operating programs	10	8	2	25%
Equity earnings (losses) from unconsolidated hospitality ventures	(1)	5	(6)	(120)%
Interest expense	(35)	(27)	(8)	(30)%
Asset impairments	—	(1)	1	100%
Other income (loss), net	17	(6)	23	(383)%
INCOME BEFORE INCOME TAXES	71	51	20	39%
PROVISION FOR INCOME TAXES	(22)	(5)	(17)	(340)%
NET INCOME	49	46	3	7%
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	1	(1)	(100)%
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$49	$47	$2	4%
Revenues.    Consolidated revenues for the three months ended June 30, 2012, increased $78 million, or 8%, compared to the three months ended June 30, 2011, including net unfavorable foreign currency impacts of $9 million, and a $26 million increase in other revenues from managed properties. Consolidated revenues for the six months ended June 30, 2012 increased $161 million, or 9%, compared to the six months ended June 30, 2011, including net unfavorable foreign currency impacts of $10 million, and a $56 million increase in other revenues from managed properties.
Other revenues from managed properties includes a decrease of $5 million and an increase of $1 million resulting from changes in the underlying assets for our benefit programs funded through rabbi trusts for the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011. These gains are offset in other costs from managed properties, thus having no net impact to our earnings. Excluding this amount, other revenues from managed properties increased $31 million, or 9%, in the three months ended June 30, 2012, compared to the three months ended June 30, 2011 and $55 million, or 8%, in the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The increase in other revenues from managed properties was due to higher cost reimbursements paid to us by our managed properties, with increases driven primarily by new managed hotel openings in 2011 and an owned hotel that was converted to a management agreement in 2011.
Comparable owned and leased hotel revenue increased $21 million and $52 million for the three and six month periods, respectively, which includes net unfavorable foreign currency impacts of $7 million and $8 million. The increase was driven by increased revenues from the North American hotels that were under significant renovation in the prior year. Noncomparable owned and leased hotel revenue increased $23 million and $33 million in the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011. These increases were due to the acquisition of 23 properties primarily in the second and third quarters of 2011 and one property in 2012, partially offset by the sale of 11 hotels during 2011.
We also experienced a $5 million and $14 million increase in management and franchise fee revenues for the three and six month periods ending June 30, 2012, which includes net unfavorable currency effects of $2 million in both periods when compared to the three and six months ended June 30, 2011. Included in consolidated management fees for the three months and six months ended June 30, 2012 were base management fees of $40 million and $78 million, an 8% and 10% increase from the three and six months ended June 30, 2011, respectively. Incentive management fees were $26 million and $52 million, which were flat compared to the three month period ended June 30, 2011, and 2% greater compared to the six months ended June 30, 2011, respectively. The increase in hotel revenue and fees were primarily driven by increases in occupancy and rate, led by increases in North America transient demand and rates.
Corporate and other revenues, which includes the revenues of our vacation ownership business and our co-branded credit card, increased $3 million and $6 million during the three and six months ended June 30, 2012, compared to the same period ended June 30, 2011. The tables below provide a breakdown of revenues by segment for the three and six months ended June 30, 2012 and 2011.
For further discussion of segment revenues for the periods presented, please refer to “—Segment Results” below.

	Three Months Ended June 30,
(in millions, except percentages)	2012	2011	Better / (Worse)
Owned and leased hotels	$528	$484	$44	9.1%
North American management and franchising	433	397	36	9.1%
International management and franchising	55	54	1	1.9%
Corporate and other	24	21	3	14.3%
Eliminations	(26)	(20)	(6)	(30.0)%
Consolidated revenues	$1,014	$936	$78	8.3%

	Six Months Ended June 30,
(in millions, except percentages)	2012	2011	Better / (Worse)
Owned and leased hotels	$1,001	$916	$85	9.3%
North American management and franchising	864	789	75	9.5%
International management and franchising	110	105	5	4.8%
Corporate and other	45	39	6	15.4%
Eliminations	(48)	(38)	(10)	(26.3)%
Consolidated revenues	$1,972	$1,811	$161	8.9%
Owned and leased hotels expense.    Expenses for owned and leased hotels increased by $17 million and $40 million in the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011. The increase was driven by a $10 million and $30 million increase in comparable owned and leased hotels expense for the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011, largely attributable to higher compensation and related costs, which were partially driven by the newly renovated hotels. Additionally, expenses recognized with respect to our employee benefit programs funded through rabbi trusts decreased $1 million in the three months ended June 30, 2012 and increased $1 million in the six months ended June 30, 2012, compared to the respective periods in 2011. These expenses are fully offset by corresponding net gains (losses) and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings. Noncomparable owned and leased hotels expense increased $8 million and $9 million in the three and six months ended June 30, 2012, compared to the same periods in 2011, as increases from the 23 hotels purchased in 2011 and the one hotel purchased in 2012 were partially offset by reduced expenses from the 11 properties which were sold or otherwise left the chain in 2011.
Depreciation and amortization expense.    Depreciation and amortization expense increased by $17 million and $32 million in the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. The increase was driven by noncomparable hotel depreciation and amortization expense which increased $14 million and $26 million in the three and six months ended June 30, 2012, respectively, compared to the same period in 2011 due to the purchase of 23 properties previously described. Comparable hotels depreciation and amortization expense increased $3 million and $6 million in the three and six months ended June 30, 2012, respectively, compared to the same period in 2011, due to renovation activity and accelerated amortization of an intangible asset.

Other direct costs.    Other direct costs, which represent costs associated with our vacation ownership operations and our co-branded credit card, increased by $1 million in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to vacation ownership costs. Other direct costs increased $3 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to costs associated with our co-branded credit card.
Selling, general and administrative expenses.    Selling, general and administrative expenses decreased by $1 million, or 1%, and increased $22 million, or 16%, in the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011, respectively. Included in selling, general and administrative expenses is the financial performance of the investment securities held in rabbi trusts to fund certain benefit programs. The financial performance of these investments resulted in a decrease in costs of $5 million and an increase in costs of $1 million for the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011. These expenses are offset in net gains (losses) and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.
Excluding the rabbi trust amounts, selling, general and administrative costs increased $4 million, or 6%, and $21 million, or 15%, in the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011, respectively. During the three months ended June 30, 2012, sales and marketing expense increased $2 million and our benefit from the recovery of bad debt was $2 million lower than in the prior year. The most significant driver of the increase for the six month comparative period was compensation and related expenses of $7 million, which was due in part to additional development resources and related staff added over the course of 2011 to support the ongoing growth of our business. Sales and marketing expenses increased $5 million due to the relaunch of the Hyatt House brand, marketing programs for our select service brands and an increase in sales and marketing related to our vacation ownership properties. Compared to the six months ended June 30, 2011, our bad debt expense was $3 million greater this year as the expense was flat in the current year and a $3 million benefit in the comparative prior year period. Other miscellaneous expenses increased $3 million, partially due to franchise taxes.
Net gains (losses) and interest income from marketable securities held to fund operating programs. Marketable securities held to fund our benefit programs funded through rabbi trusts resulted in a net loss of $5 million and in a net gain of $9 million in the three and six months ended June 30, 2012, respectively, compared to a net gain of $1 million and $7 million in the three and six months ended June 30, 2011, respectively. These changes are driven by the market performance of the underlying securities. The gains or losses on securities held in the rabbi trusts are offset to our owned and leased hotels expense for our hotel staff and selling, general and administrative expenses for our corporate staff and personnel supporting our business segments, having no net impact on our earnings. Of the $6 million change in the underlying securities in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, $5 million was offset in selling, general and administrative expenses and $1 million was offset in owned and leased hotel expenses. Of the $2 million change in the underlying securities in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, $1 million was offset in selling, general and administrative expenses and $1 million was offset in owned and leased hotel expenses.
Marketable securities held to fund our Gold Passport program and related to our owned and leased hotels generated a net gain of $1 million in the three and six months ended June 30, 2012, respectively, compared to a net gain of $1 million in the three and six months ended June 30, 2011, respectively. The gains and losses on securities held to fund our Gold Passport program and related to our owned and leased hotels are offset by corresponding changes to our owned and leased hotel revenues, thus having no net impact on our earnings.
Equity earnings (losses) from unconsolidated hospitality ventures.    Equity losses from unconsolidated hospitality ventures were insignificant and $1 million in the three and six months ended June 30, 2012 compared to equity earnings of $2 million and $5 million for the three and six months ended June 30, 2011. During the second quarter of 2012, we recorded an impairment charge of $1 million related to our interest in a vacation ownership property. The remaining decreases were primarily due to $1 million and $5 million of lower distributions and lower net income generated by vacation ownership properties and hospitality ventures for the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2012.
Interest expense.    Interest expense increased $3 million and $8 million in the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011, respectively, due primarily to the issuance of $500 million aggregate principal amount of senior unsecured notes in August 2011 which resulted in a $6 million and $12 million increase in interest expense for the three and six months ended June 30, 2012, compared to the same periods in 2011, respectively. These increases were partially offset by a reduction in fees related to the amendment of our revolving credit facility and the repayment of a loan in 2011.
Asset impairments.  In conjunction with our regular assessment of impairment indicators, during the three months ended June 30, 2012, we identified property, plant and equipment for which a 10% change in certain estimates used in our undiscounted cash flow calculation could result in an impairment charge of approximately $26 million. In conjunction with that same assessment, we recognized a $1 million charge recorded in asset impairments in the three and six months ended June 30, 2011, respectively, for the impairment of property and equipment in our owned and leased hotel segment.
Other income (loss), net.    Other income (loss), net, increased by $14 million and $23 million in the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011, primarily due to better performance on other marketable securities of $15 million and $24 million, respectively. The table below provides a breakdown of other income (loss), net, for the three and six months ended June 30, 2012 and 2011:

(in millions except percentages)	Three Months Ended June 30,
	2012	2011	Better / (Worse)
Interest income	$6	$6	$—
Gains (losses) on other marketable securities	9	(6)	15
Foreign currency losses	(2)	(3)	1
Loss on sale of real estate (1)	—	(2)	2
Realignment costs (2)	(7)	—	(7)
Transaction costs (3)	(1)	—	(1)
Other (4)	—	(4)	4
Other income (loss), net	$5	$(9)	$14

(in millions except percentages)	Six Months Ended June 30,
	2012	2011	Better / (Worse)
Interest income	$11	$11	$—
Gains (losses) on other marketable securities	17	(7)	24
Foreign currency losses	(2)	(4)	2
Loss on sale of real estate (1)	—	(2)	2
Realignment costs (2)	(7)	—	(7)
Transaction costs (3)	(1)	—	(1)
Other (4)	(1)	(4)	3
Other income (loss), net	$17	$(6)	$23

(1)	Represents the loss on the sale of eight properties in the second quarter of 2011.

(2)	Represents costs incurred as part of the realignment of corporate and regional operations and includes employee separation costs, consulting fees, and legal fees.

(3)	Amount represents transaction costs incurred to acquire the Hyatt Regency Mexico City. See Note 6 for further details.

(4)	Includes loss from a sublease agreement agreed to with a related party in 2011 and gains (losses) on asset retirements for each period presented. See Note 14 for further details.

Provision for income taxes. We recorded income tax rates of 30.3% and (2.7%) for the three months ended June 30, 2012 and 2011, respectively. We recorded income tax rates of 30.8% and 9.2% for the six months ended June 30, 2012 and 2011, respectively.

For the three months ended June 30, 2012, the effective tax rate is lower than the U.S. statutory federal income tax rate of 35% primarily due to foreign earnings that are taxed at rates below the U.S. rate as well as a benefit from foreign tax credits of $10 million offset by an adjustment to the deferred tax assets of certain non-consolidated investments in the amount of $7 million. For the six months ended June 30, 2012, the effective tax rate is lower than the U.S. statutory federal income tax rate of 35% primarily due to a benefit from foreign tax credits of

$10 million and a release of $5 million in reserves for interest related to our treatment for expensing certain renovation costs in prior years. The interest was initially accrued during the fourth quarter of 2011 in response to the issuance of temporary IRS Treasury Regulations which addressed the capitalization of tangible property. During the first quarter of 2012, the IRS issued transitional guidance related to these temporary regulations that resulted in our release of the accrued interest. Our rate was further reduced by foreign earnings subject to tax at rates below the U.S. rate. These benefits are partially offset by the $7 million provision described above and approximately $4 million (including $2 million of interest and penalties) for uncertain tax positions in foreign jurisdictions.

For the three months ended June 30, 2011, the effective tax rate exceeded the U.S. statutory federal income tax rate of 35% primarily due to an increase in deferred tax assets of $12 million related to the release of a valuation allowance against certain foreign net operating losses. In addition, the reduced effective tax rate is due to foreign operations taxed at rates below the U.S. rate. For the six months ended June 30, 2011, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to an increase in deferred tax assets of $12 million related to the release of a valuation allowance against certain foreign net operating losses, and certain other adjustments to foreign deferred taxes of $2 million. In addition, the reduced effective tax rate is due to foreign operations taxed at rates below the U.S. rate. These items were partially offset by unrecognized benefits of $4 million (including $3 million of interest and penalties).

Segment Results
We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA, as described in Note 15. The segment results presented below are presented before intersegment eliminations.
Owned and Leased Hotels.    Revenues increased $44 million in the three months ended June 30, 2012, compared to the three months ended June 30, 2011, which included $7 million in net unfavorable currency impact. Revenues increased $85 million in the six months ended June 30, 2012, compared to the six months ended June 30, 2011, which included $8 million in net unfavorable currency impact. Worldwide comparable hotel revenues increased $21 million and $52 million in the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011, which included revenue increases of $23 million and $42 million, respectively, from the North American hotels which were under significant renovation in 2011. These increases were partially offset by our comparable international hotel revenue which was negatively impacted by foreign currency of $7 million and $8 million in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. Revenue growth at our comparable full service owned hotels was driven primarily by increased transient and group occupancy in the three and six months ended June 30, 2012, as compared to the same period in 2011. Non-comparable owned and leased hotel revenues increased $23 million and $33 million in the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011, largely driven by 23 hotels purchased primarily during the second and third quarter of 2011 and one hotel purchased in the second quarter of 2012, partially offset by a decrease in revenues from the 11 hotels that were sold or otherwise left the chain throughout 2011. During the three and six months ended June 30, 2012, no properties were removed from the comparable owned and leased hotel results.

	Three Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2012	2011	Better / (Worse)	2012	2011	Change in Occ % pts	2012	2011	Better / (Worse)
Full Service	$159	$147	8.0%	79.1%	73.8%	5.3%	$201	$199	0.7%
Select Service	79	75	5.4%	80.0%	81.4%	(1.4%)	99	92	7.1%
Total Owned and Leased Hotels	$139	$129	7.6%	79.3%	75.7%	3.6%	$175	$170	2.6%

	Three Months Ended June 30,
(in millions except percentages)	2012	2011	Better / (Worse)
Segment Revenues	$528	$484	$44	9.1%
Segment Adjusted EBITDA	$132	$114	$18	15.8%

	Six Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2012	2011	Better / (Worse)	2012	2011	Change in Occ % pts	2012	2011	Better / (Worse)
Full Service	$151	$139	8.4%	74.8%	69.5%	5.3%	$201	$200	0.8%
Select Service	74	71	4.8%	76.1%	76.3%	(0.2%)	98	93	5.2%
Total Owned and Leased Hotels	$131	$122	7.9%	75.1%	71.2%	3.9%	$175	$171	2.3%

	Six Months Ended June 30,
(in millions except percentages)	2012	2011	Better / (Worse)
Segment Revenues	$1,001	$916	$85	9.3%
Segment Adjusted EBITDA	$225	$189	$36	19.0%

Adjusted EBITDA increased by $18 million and $36 million in the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011, which included $2 million and $3 million in net unfavorable currency effects, respectively. Noncomparable hotels improved $13 million and $19 million for the three and six month ended June 30, 2012, respectively, due to 23 hotels purchased in 2011 and one hotel purchased in 2012, partially offset by decreases from sold hotels. Our comparable owned and leased properties also improved $5 million and $14 million for the three and six months ended June 30, 2012, respectively, compared to the same period in 2011, due primarily to increased demand, especially at our properties that were under significant renovation last year, partially offset by higher compensation and related expenses. Additionally, we had improvements of $3 million in Adjusted EBITDA in the six months ended June 30, 2012 at our joint venture hotels due to improved performance at the underlying hotel properties.
North American management and franchising.    North American segment revenues increased by $36 million and $75 million in the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011. Other revenues from managed properties increased $26 million and $54 million in the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011.
The increase in other revenues from managed properties was driven by higher cost reimbursements from increased hotel payroll expense, partially due to hotel openings and newly converted hotels. Management and franchise fees increased $10 million compared to the three months ended June 30, 2011, due to increased base fees of $5 million, increased incentive fees of $3 million, and increased franchise fees and other revenues of $2 million. Management and franchise fees increased $21 million compared to the six months ended June 30, 2011, due to increased base fees of $11 million, increased incentive fees of $6 million, and increased franchise fees and other revenues of $4 million. Of the $10 million and $21 million improvement in total North America management and franchise fees, comparable systemwide North America management and franchise fees increased $7 million and $14 million, respectively, in the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011.
Our full service hotels comparable RevPAR improvement was primarily driven by the continuing growth in transient rate and occupancy. Group occupancy and rates also increased in the three months and six months ended June 30, 2012 as compared to the same periods in 2011 as short term in-the-year-for-the-year bookings were strong. RevPAR at our select service hotels in the three and six months ended June 30, 2012 increased by 6.4% and 6.7% compared to the three and six months ended June 30, 2012, respectively, driven primarily by rate growth. During the three and six months ended June 30, 2012, no properties were removed from the comparable North America full service systemwide hotels, nor were any properties removed from the comparable North America select service systemwide hotels.

	Three Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2012	2011	Better / (Worse)	2012	2011	Change in Occ % pts	2012	2011	Better / (Worse)
North American Full Service	$133	$123	8.7%	77.5%	74.6%	2.9%	$172	$164	4.8%
North American Select Service	80	75	6.4%	78.3%	77.6%	0.7%	102	97	5.4%

	Three Months Ended June 30,
(in millions except percentages)	2012	2011	Better / (Worse)
Segment Revenues
Management and Franchise Fees	$66	$56	$10	17.9%
Other Revenues from Managed Properties	367	341	26	7.6%
Total Segment Revenues	$433	$397	$36	9.1%
Segment Adjusted EBITDA	$54	$44	$10	22.7%

	Six Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2012	2011	Better / (Worse)	2012	2011	Change in Occ % pts	2012	2011	Better / (Worse)
North American Full Service	$126	$116	8.4%	73.6%	70.5%	3.1%	$171	$165	3.8%
North American Select Service	76	71	6.7%	74.7%	73.1%	1.6%	102	98	4.5%

	Six Months Ended June 30,
(in millions except percentages)	2012	2011	Better / (Worse)
Segment Revenues
Management and Franchise Fees	$128	$107	$21	19.6%
Other Revenues from Managed Properties	736	682	54	7.9%
Total Segment Revenues	$864	$789	$75	9.5%
Segment Adjusted EBITDA	$100	$84	$16	19.0%
Adjusted EBITDA increased by $10 million in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due primarily to increased management and franchise fees of $10 million. Selling, general, and administrative costs were relatively flat in the three months ended June 30, 2012 compared to the same period in 2011. Adjusted EBITDA increased by $16 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due primarily to increased management and franchise fees of $21 million. These improvements were partially offset by increased bad debt expense of $3 million and increased sales and marketing costs of $2 million due to the relaunch of the Hyatt House brand and other marketing programs for our select service brands for the six months ended June 30, 2012 compared to the same period in 2011.
International management and franchising. International segment revenues increased by $1 million in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, which included $2 million in net unfavorable currency impact.  International segment revenues increased by $5 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, which included $2 million in net unfavorable currency impact.
Management and franchise fees increased by $1 million and $3 million in the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011, respectively. Both comparative periods included $2 million in net unfavorable foreign currency effects. The six months ended June 30, 2012 included a $1 million increase in base management fees, a $1 million increase in incentive fees, and a $1 million increase in termination fees compared to the six months ended June 30, 2011. Of the $1 million and $3 million increase in total management and franchise fees, comparable systemwide international management and franchise fees were flat and increased $2 million, which includes $2 million in net unfavorable currency impact in both the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011.
Comparable systemwide international full service RevPar increased 3.8% (or 8.5% excluding the unfavorable currency impact) and increased 4.7% (or 7.5% excluding the unfavorable currency impact) in the three and six months ended June 30, 2012 compared to the three and six months end June 30, 2011, respectively. This RevPAR improvement was primarily driven by an increase in average daily rates on a constant currency basis and occupancy, with particularly strong results continuing from the Asia Pacific and Latin America regions. Each of our four operating regions showed RevPAR growth on a constant currency basis for the three and six months ended June 30, 2012 when compared to the same periods last year. Excluding the effect of unfavorable currency, average daily rates increased in the comparative periods across all regions, with the exception of Europe, Africa and the Middle East, where rates were relatively flat when compared to last year. During the three and six months ended June 30, 2012, we removed zero and one property from the comparable international full service systemwide hotels, respectively.

	Three Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2012	2011	Better / (Worse)	2012	2011	Change in Occ % pts	2012	2011	Better / (Worse)
International Full Service	$158	$152	3.8%	67.0%	64.5%	2.5%	$236	$236	(0.1%)

	Three Months Ended June 30,
(in millions except percentages)	2012	2011	Better / (Worse)
Segment Revenues
Management and Franchise Fees	$40	$39	$1	2.6%
Other Revenues from Managed Properties	15	15	—	—%
Total Segment Revenues	$55	$54	$1	1.9%
Segment Adjusted EBITDA	$24	$22	$2	9.1%

	Six Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2012	2011	Better / (Worse)	2012	2011	Change in Occ % pts	2012	2011	Better / (Worse)
International Full Service	$156	$149	4.7%	66.1%	64.2%	1.9%	$235	$232	1.7%

	Six Months Ended June 30,
(in millions except percentages)	2012	2011	Better / (Worse)
Segment Revenues
Management and Franchise Fees	$79	$76	$3	3.9%
Other Revenues from Managed Properties	31	29	2	6.9%
Total Segment Revenues	$110	$105	$5	4.8%
Segment Adjusted EBITDA	$44	$42	$2	4.8%
Adjusted EBITDA increased $2 million in both the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011, which included $2 million and $2 million in net unfavorable currency impact, respectively. The increase in EBITDA for the three months ended June 30, 2012 compared to the same period in 2011, was primarily driven by increased management and franchise fees. During the six months ended June 30, 2012 compared to the same period in 2011, increased management and franchise fees of $3 million drove the $2 million increase in adjusted EBITDA, partially offset by increased expenses, primarily related to legal fees associated with the previously mentioned termination fee increase.
Corporate and other.    Corporate and other includes unallocated corporate expenses, the results of our vacation ownership business and the results of our co-branded credit card. Revenues increased $3 million and $6 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The increase is primarily driven by our vacation ownership business, which increased $2 million and $4 million for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011, respectively, due to increased contract sales. The remaining increases in the comparative periods are driven by our co-branded credit card.

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions except percentages)	2012	2011	Better / (Worse)		2012	2011	Better / (Worse)
Corporate and other Revenues	$24	$21	$3	14.3%	$45	$39	$6	15.4%
Corporate and other Adjusted EBITDA	$(30)	$(29)	$(1)	(3.4)%	$(64)	$(55)	$(9)	16.4%
Adjusted EBITDA decreased $1 million in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to a $4 million increase in selling, general, and administrative expenses for our unallocated corporate expenses and vacation ownership business, mostly driven by a $2 million increase in sales and marketing expenses. The increases in our selling, general and administrative expenses were partially offset by revenue increases for our vacation ownership business.
Adjusted EBITDA decreased $9 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to an increase in selling, general, and administrative expenses for our unallocated corporate expenses and vacation ownership business of $13 million. This increase in selling, general, and administrative expenses was primarily due to increased compensation and related expense increases for our unallocated corporate personnel of $6 million, sales and marketing expense increases of $3 million and other unallocated miscellaneous expenses increases of $3 million, partially due to franchise taxes, during the six months ended June 30, 2012. Additionally, other direct costs increased $3 million in the six months ended June 30, 2012 as compared to the same the period in 2011, related primarily to a $2 million increase in costs for our co-branded credit card. These increases in our expenses were partially offset by a $6 million increase in revenues for our vacation ownership business and co-branded credit card.
Eliminations.    Eliminations of $26 million and $20 million for the three months ended June 30, 2012 and 2011, respectively, and eliminations of $48 million and $38 million for the six months ended June 30, 2012 and 2011, respectively, primarily represent fees charged by our management and franchising segments to our owned and leased hotels for managing their operations.
Non-GAAP Measure Reconciliation
We use the term Adjusted EBITDA throughout this quarterly report. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define consolidated Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro-rata share of unconsolidated hospitality ventures Adjusted EBITDA based on our ownership percentage of each venture, adjusted to exclude the following items:

•	equity earnings (losses) from unconsolidated hospitality ventures;

•	asset impairments;

•	other income (loss), net;

•	net loss attributable to noncontrolling interests;

•	depreciation and amortization;

•	interest expense; and

•	provision (benefit) for income taxes.
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
The following table sets forth Adjusted EBITDA by segment for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
(in millions, except percentages)	2012	2011	Better / (Worse)
Owned and leased hotels	$132	$114	$18	15.8%
North American management and franchising	54	44	10	22.7%
International management and franchising	24	22	2	9.1%
Corporate and other	(30)	(29)	(1)	(3.4)%
Consolidated Adjusted EBITDA	$180	$151	$29	19.2%

	Six Months Ended June 30,
(in millions, except percentages)	2012	2011	Better / (Worse)
Owned and leased hotels	$225	$189	$36	19.0%
North American management and franchising	100	84	16	19.0%
International management and franchising	44	42	2	4.8%
Corporate and other	(64)	(55)	(9)	(16.4)%
Consolidated Adjusted EBITDA	$305	$260	$45	17.3%

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three and six months ended June 30, 2012 and 2011:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Adjusted EBITDA	$180	$151	$305	$260
Equity earnings (losses) from unconsolidated hospitality ventures	—	2	(1)	5
Asset impairments	—	(1)	—	(1)
Other income (loss), net	5	(9)	17	(6)
Net loss attributable to noncontrolling interests	—	1	—	1
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(22)	(22)	(40)	(37)
EBITDA	163	122	281	222
Depreciation and amortization	(89)	(72)	(175)	(143)
Interest expense	(17)	(14)	(35)	(27)
Provision (benefit) for income taxes	(18)	1	(22)	(5)
Net income attributable to Hyatt Hotels Corporation	$39	$37	$49	$47

Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments and cash generated from our operations. As part of our business strategy, we also recycle capital by using net proceeds from dispositions to support acquisitions and new investment opportunities. When appropriate, we also borrow cash under our revolving credit facility or from other third party sources, and may also raise funds by issuing debt or equity securities as necessary. We maintain a cash investment policy that emphasizes preservation of capital. At June 30, 2012 and December 31, 2011, we had cash and cash equivalents and short-term investments of $906 million and $1,122 million, respectively. We believe that our cash position, short-term investments and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives in the foreseeable future.
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
On August 1, 2012, the Company announced that the Board of Directors has authorized the repurchase of up to $200 million of the Company's common stock.  These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion.  The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock, and the program may be suspended or discontinued at any time.  The Company intends to pay for any shares repurchased with cash from its balance sheet.
Sources and Uses of Cash
At June 30, 2012 and December 31, 2011, we had cash and cash equivalents of $404 million and $534 million, respectively. Additionally, we had short-term investments in certificates of deposit and other marketable securities of $502 million and $588 million as of June 30, 2012 and December 31, 2011, respectively.

(in millions)	Six Months Ended June 30,
	2012	2011
Cash provided by (used in):
Operating activities	$231	$210
Investing activities	(353)	(70)
Financing activities	(3)	(374)
Effects of changes in exchange rate on cash and cash equivalents	(5)	—
Net change in cash and cash equivalents	$(130)	$(234)
Cash Flows from Operating Activities
Cash flows provided by operating activities totaled $231 million in the six months ended June 30, 2012, compared to $210 million in the same period last year. Cash flow from operations increased in the six months ended June 30, 2012 when compared to the six months ended June 30, 2011 due to cash generated from operations across all our segments.
Cash Flows from Investing Activities
Cash flows used in investing activities totaled $353 million in the six months ended June 30, 2012 compared to $70 million used in the same period last year. For the six months ended June 30, 2012 and 2011, capital expenditures were $157 million and $118 million, respectively (see "Capital Expenditures" below).
During the second quarter of 2012, we acquired the common stock of an entity that owned a full service hotel in Mexico City, Mexico, for a net purchase price of $190 million, of which $11 million is held in restricted cash at June 30, 2012. In the six months ended June 30, 2012, we invested a total of $41 million in unconsolidated hospitality ventures, which included $37 million related to our commitment to the development of a property in Hawaii. During the second quarter of 2012, we executed a $50 million note related to the development of a property in New York City. During the first half of 2012, we had a total of $108 million in net proceeds from maturities of available-for-sale securities and sales of equity securities owned by Hyatt.
During the first half of 2011, we entered into an agreement with a third party to sell eight properties for a combined sales price of $110 million ($90 million, net of $20 million contributed to a new joint venture), and we sold a Company owned airplane for $18 million, net of closing costs. Of the proceeds received during the six months ended June 30, 2011, $35 million were held in restricted cash as of June 30, 2011 and were subsequently released during the third quarter of 2011. In 2011, we invested $19 million in unconsolidated hospitality ventures, which included $5 million related to the aforementioned property in Hawaii. During the second quarter of 2011, we acquired three properties in California for a total purchase price of approximately $77 million. Additionally during the six months ended June 30, 2011, we released $97 million of restricted cash related to the sales of three properties in 2010 as like-kind exchange agreements were not consummated within applicable time periods. During the first half of 2011, we had a total of $9 million in net purchases of marketable securities and short-term investments.
Cash Flows from Financing Activities
During the six months ended June 30, 2012, there were insignificant cash flows used in financing activities compared to cash flows used in financing activities of $374 million in the same period last year. During the six months ended June 30, 2011, we repurchased 8,987,695 shares of class B common stock for approximately $396 million. Additionally, during the six months ended June 30, 2011, we assigned a $25 million loan to a newly formed joint venture formed for the purpose of owning and operating the Hyatt Regency Minneapolis. The loan was obtained during the quarter and the proceeds from the loan were retained by the Company. During the three and six ended June 30, 2012 and 2011 we had no drawings on our revolving credit facility.
The following is a summary of our debt to capital ratios:

(in millions, except percentages)	June 30, 2012	December 31, 2011
Consolidated debt (1)	$1,224	$1,225
Stockholders’ equity	4,873	4,818
Total capital	6,097	6,043
Total debt to total capital	20.1%	20.3%
Consolidated debt (1)	1,224	1,225
Less: Cash and cash equivalents and short-term investments	906	1,122
Net consolidated debt (cash and short-term investments)	318	103
Net debt to total capital	5.2%	1.7%

(1)
Excludes approximately $549 million and $543 million of our share of unconsolidated hospitality venture indebtedness as of June 30, 2012 and December 31, 2011, respectively, substantially all of which is non-recourse to us.

Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance, enhancements to existing properties and investment in new properties.
During the six months ended June 30, 2012, we had total capital expenditures of $157 million, which included $84 million for enhancements to existing properties, $43 million for maintenance and $30 million for investment in new properties. Included in the $30 million for investment in new properties is $18 million related to the final payment for a parcel of land in Latin America which we acquired in 2010 and that we intend to use for future hotel development. During the comparable period in 2011, our total capital expenditures were $118 million, which included $86 million for enhancements to existing properties, $27 million for maintenance and $5 million for investment in new properties. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations.
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
We are in compliance with all applicable covenants under the indenture governing our Senior Notes as of June 30, 2012.
Revolving Credit Facility

In September 2011, we entered into an Amended and Restated Credit Agreement with a syndicate of lenders that amended and restated our prior revolving credit facility to increase the borrowing availability under the facility from $1.1 billion to $1.5 billion and extend the facility's expiration from June 29, 2012 to September 9, 2016. The revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper back-up and permitted investments and acquisitions. The average daily borrowings under the revolving credit facility were $0 for the six months ended June 30, 2012 and 2011. There was no outstanding balance on this credit facility at June 30, 2012 or December 31, 2011.
We did, however, have $99 million in outstanding undrawn letters of credit that are issued under our revolving credit facility (which reduces the availability thereunder by the corresponding amount) as of June 30, 2012 and December 31, 2011.
We are in compliance with all applicable covenants as of June 30, 2012.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $120 million in letters of credit outstanding at June 30, 2012 and December 31, 2011. We had letters of credit issued directly with financial institutions of $21 million at June 30, 2012 and December 31, 2011. These letters of credit had weighted average fees of 138 basis points at June 30, 2012. The range of maturity on these letters of credit was up to one year as of June 30, 2012.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At June 30, 2012, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
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
During the three months ended June 30, 2011, we entered into treasury-lock derivative instruments with $250 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the 2021 Notes we issued in August 2011 (see Note 8). We settled the treasury-lock derivative instruments at the inception of the loan agreement for the 2021 Notes in August 2011. The $14 million loss on the settlement was recorded to accumulated other comprehensive loss and will be amortized over the remaining life of the 2021 Notes. For the three and six months ended June 30, 2012, the amount of incremental interest expense was insignificant.
As of June 30, 2012 and December 31, 2011, we held a total of seven $25 million interest rate swap contracts, and eight $25 million interest rate swap contracts, respectively, each of which expires on August 15, 2015. Taken together these swap contracts effectively convert a total of $175 million and $200 million, as of June 30, 2012 and December 31, 2011, respectively, of the $250 million of senior notes issued in August 2009 with a maturity date of August 15, 2015 (the “2015 Notes”) to floating rate debt based on three-month LIBOR plus a fixed rate component. The fixed rate component of each swap varies by contract, ranging from 2.68% to 4.77%. The interest rate swaps were designated as a fair value hedge as their objective is to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as fair value hedges at inception and at June 30, 2012 and December 31, 2011 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes. At June 30, 2012 and December 31, 2011, the fixed to floating interest rate swaps were recorded within other assets at a value of $6 million and $7 million, respectively, offset by a fair value adjustment to long-term debt of $9 million, and $8 million, respectively. At June 30, 2012 and December 31, 2011, the difference between the other asset value and fair market value adjustment to long-term debt includes the ineffective portion of the swap life-to-date in the amount of $1 million and $1 million, respectively. During the three months ended June 30, 2012, we unwound one $25 million interest rate swap contract. During the three months ended June 30, 2012, we terminated a $25 million interest rate swap contract. Upon termination the Company received a cash payment of $2 million to settle the fair value of the swap, this amount is included within the carrying value of long-term debt at June 30, 2012 and will be amortized to interest expense over the remaining term of the 2015 Note. See Note 8 to the accompanying condensed consolidated financial statements for further information on our interest rate risk.
A hypothetical 10% increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by an insignificant amount.
Foreign Currency Exposures and Exchange Rate Instruments
We conduct business in various foreign currencies and use foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. These foreign currency exposures typically arise from intercompany loans and other intercompany transactions. The U.S. dollar equivalent of the notional amount of the forward contracts as of June 30, 2012 and December 31, 2011 was $258 million and $245 million, respectively, all of which expire within the next twelve months. We intend to offset the gains and losses related to our intercompany loans and transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income attributable to Hyatt Hotels Corporation. We expect to continue this practice relating to our intercompany loans and transactions, and may also begin to manage the risks associated with other transactional and translational foreign currency volatility within our business. See Note 8 to the accompanying condensed consolidated financial statements for further information on our foreign currency exposures and exchange rate risk.

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

Item 1A. Risk Factors.

At June 30, 2012, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5.     Other Information.

None.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

10.1	Sixth Amendment to Sublease, dated as of June 12, 2012, between Hyatt Corporation and The Pritzker Organization, L.L.C.

10.2
Transition Agreement, dated as of May 1, 2012, between Hyatt Hotels Corporation and Harmit J. Singh (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 3, 2012)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Hyatt Hotels Corporation

Date:	August 1, 2012	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial and accounting officer of the registrant.

Date:	August 1, 2012	By:	/s/ Harmit J. Singh
Harmit J. Singh
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)