Form 10-Q
period 2012-09-30
Hyatt Hotels Corp
filed 2012-10-31
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 26, 2012, there were 45,387,810 shares of the registrant’s Class A common stock, $0.01 par value, outstanding and 118,614,584 shares of the registrant’s Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.
HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
REVENUES:
Owned and leased hotels	$503	$470	$1,504	$1,386
Management and franchise fees	68	66	227	211
Other revenues	22	18	59	49
Other revenues from managed properties	384	343	1,159	1,062
Total revenues	977	897	2,949	2,708
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	382	360	1,148	1,086
Depreciation and amortization	88	75	263	218
Other direct costs	8	8	21	18
Selling, general, and administrative	75	58	238	199
Other costs from managed properties	384	343	1,159	1,062
Direct and selling, general, and administrative expenses	937	844	2,829	2,583
Net gains (losses) and interest income from marketable securities held to fund operating programs	8	(15)	18	(7)
Equity earnings (losses) from unconsolidated hospitality ventures	(5)	1	(6)	6
Interest expense	(18)	(15)	(53)	(42)
Asset impairments	—	(1)	—	(2)
Other income (loss), net	(5)	(15)	12	(21)
INCOME BEFORE INCOME TAXES	20	8	91	59
(PROVISION) BENEFIT FOR INCOME TAXES	3	5	(19)	—
NET INCOME	23	13	72	59
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	1	—	2
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$23	$14	$72	$61
EARNINGS PER SHARE - Basic
Net income	$0.14	$0.08	$0.44	$0.35
Net income attributable to Hyatt Hotels Corporation	$0.14	$0.08	$0.44	$0.36
EARNINGS PER SHARE - Diluted
Net income	$0.14	$0.08	$0.44	$0.35
Net income attributable to Hyatt Hotels Corporation	$0.14	$0.08	$0.44	$0.36
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income	$23	$13	$72	$59
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of income tax of $(3) and $- for the three months ended and $(2) and $3 for the nine months ended September 30, 2012 and 2011, respectively	28	(53)	23	(15)
Unrealized gains (losses) on available for sale securities, net of income tax of $- and $(2) for the three months ended and $1 and $(2) for the nine months ended September 30, 2012 and 2011, respectively	1	(2)	2	(2)
Unrealized gain on derivative activity, net of income tax of $- and $(6) for the three months ended and $- and $(5) for the nine months ended September 30, 2012 and 2011, respectively	—	(11)	—	(9)
Other comprehensive income (loss)	29	(66)	25	(26)
COMPREHENSIVE INCOME (LOSS)	52	(53)	97	33
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	1	—	2
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$52	$(52)	$97	$35

See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except per share amounts)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$446	$534
Restricted cash	49	27
Short-term investments	542	588
Receivables, net of allowances of $9 and $10 at September 30, 2012 and December 31, 2011, respectively	542	225
Inventories	82	87
Prepaids and other assets	63	78
Prepaid income taxes	24	29
Deferred tax assets	54	23
Assets held for sale	74	—
Total current assets	1,876	1,591
Investments	298	280
Property and equipment, net	4,109	4,043
Financing receivables, net of allowances	132	360
Goodwill	134	102
Intangibles, net	378	359
Deferred tax assets	216	197
Other assets	593	575
TOTAL ASSETS	$7,736	$7,507
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$4	$4
Accounts payable	113	144
Accrued expenses and other current liabilities	362	306
Accrued compensation and benefits	131	114
Liabilities held for sale	3	—
Total current liabilities	613	568
Long-term debt	1,219	1,221
Other long-term liabilities	999	890
Total liabilities	2,831	2,679
Commitments and contingencies (see Note 12)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of September 30, 2012 and December 31, 2011	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 46,233,680 outstanding and 46,269,953 issued at September 30, 2012, Class B common stock, $0.01 par value per share, 451,472,717 shares authorized, 118,614,584 shares issued and outstanding at September 30, 2012 and Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 44,683,934 outstanding and 44,720,207 issued at December 31, 2011, Class B common stock, $0.01 par value per share, 452,472,717 shares authorized, 120,478,305 shares issued and outstanding at December 31, 2011	2	2
Additional paid-in capital	3,360	3,380
Retained earnings	1,589	1,517
Treasury stock at cost, 36,273 shares at September 30, 2012 and December 31, 2011	(1)	(1)
Accumulated other comprehensive loss	(55)	(80)
Total stockholders’ equity	4,895	4,818
Noncontrolling interests in consolidated subsidiaries	10	10
Total equity	4,905	4,828
TOTAL LIABILITIES AND EQUITY	$7,736	$7,507
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72	$59
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	263	218
Deferred income taxes	(18)	(13)
Asset impairments	—	2
Provisions on hotel loans	—	4
Equity losses from unconsolidated hospitality ventures, including distributions received	21	9
Foreign currency losses	3	4
Loss on sale of real estate	—	2
Realized gains from other marketable securities	(9)	—
Net unrealized (gains) losses from other marketable securities	(8)	19
Working capital changes and other	42	34
Net cash provided by operating activities	366	338
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(283)	(241)
Proceeds from marketable securities and short-term investments	351	231
Contributions to investments	(52)	(31)
Proceeds from sale of investments	52	—
Acquisitions, net of cash acquired	(180)	(688)
Capital expenditures	(210)	(216)
Issuance of notes receivable	(53)	(2)
Proceeds from sales of real estate	—	90
Real estate sale proceeds transferred to escrow as restricted cash	—	(35)
Proceeds from sale of assets held for sale	—	18
Real estate sale proceeds transferred from escrow to cash and cash equivalents	—	132
Increase in restricted cash - investing	(19)	(55)
Other investing activities	(25)	(8)
Net cash used in investing activities	(419)	(805)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of issuance costs	—	519
Repayments of long-term debt	—	(54)
Repurchase of common stock	(33)	(396)
Other financing activities	3	(13)
Net cash provided by (used in) financing activities	(30)	56
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5)	(9)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(88)	(420)
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	534	1,110
CASH AND CASH EQUIVALENTS—END OF PERIOD	$446	$690
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$64	$45
Cash paid during the period for income taxes	$37	$35
Non-cash investing activities are as follows:
Equity contribution of property and equipment, net	$—	$10
Equity contribution of long-term debt	$—	$25
Change in accrued capital expenditures	$(35)	$16
Contribution to investment (see Note 3)	$—	$20
Acquired capital leases	$—	$7

See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)

1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (“Hyatt Hotels Corporation”) provide hospitality services on a worldwide basis through the management, franchising and ownership of hospitality related businesses. As of September 30, 2012, we operated or franchised 250 full service hotels consisting of 104,239 rooms, in 45 countries throughout the world. We hold ownership interests in certain of these hotels. As of September 30, 2012, we operated or franchised 223 select service hotels with 29,560 rooms in the United States. We hold ownership interests in certain of these hotels. We develop, operate, manage, license or provide services to Hyatt-branded timeshare, fractional and other forms of residential or vacation properties.
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

In September 2011, the FASB released Accounting Standards Update No. 2011-08 (“ASU 2011-08”), Intangibles-Goodwill and Other (Topic 350): Testing for Goodwill Impairment. ASU 2011-08 gives companies the option to perform a qualitative assessment before calculating the fair value of the reporting unit. Under the guidance in ASU 2011-08, if this option is selected, a company is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The provisions of ASU 2011-08 became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption was permitted. We adopted ASU 2011-08 during the quarter ended March 31, 2012, but since our annual goodwill impairment test is not performed until the fourth quarter we did not apply its provisions during the nine months ended September 30, 2012. We do not expect ASU 2011-08 to materially impact our condensed consolidated financial statements.

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

In July 2012, the FASB released Accounting Standards Update No. 2012-02 (“ASU 2012-02”), Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 gives companies the option to perform a qualitative assessment before calculating the fair value of the indefinite-lived intangible asset. Under the guidance in ASU 2012-02, if this option is selected, a company is not required to calculate the fair value of the indefinite-lived intangible unless the entity determines it is more likely than not that its fair value is less than its carrying amount. The provisions of ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, but early adoption is permitted. We have elected not to early adopt the provisions of ASU 2012-02, but when adopted, we do not expect ASU 2012-02 to materially impact our condensed consolidated financial statements.

3.    EQUITY AND COST METHOD INVESTMENTS
We have investments that are recorded under both the equity and cost methods of accounting. These investments are considered to be an integral part of our business and are strategically and operationally important to our overall results. Our equity and cost method investment balances recorded at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Equity method investments	$225	$207
Cost method investments	73	73
Total investments	$298	$280

During the three months ended September 30, 2012, we sold our interest in two joint ventures classified as equity method investments, which were included in our owned and leased segment, to a third party for $52 million. Each venture owns a hotel that we currently manage. At the time of the sale we signed agreements with the third party purchaser to extend our existing management agreements for the hotels owned by the ventures by ten years. A $28 million pre-tax gain on the sale will be deferred and amortized over the life of the extended management agreements. During the nine months ended September 30, 2012, we invested $45 million in a joint venture, which is classified as an equity method investment, to develop, own and operate a hotel property in the State of Hawaii.

During the nine months ended September 30, 2011, we contributed $20 million to a newly formed joint venture with Noble Investment Group ("Noble") in return for a 40% ownership interest in the venture (see Note 6). In addition, the Company and Noble agreed to invest in the strategic new development of select service hotels in the United States. Under that agreement, we are required to contribute up to a maximum of 40% of the equity necessary to fund up to $80 million (i.e. $32 million) of such new development.
During the three months ended September 30, 2012 there were no impairments related to our equity method investments. During the nine months ended September 30, 2012 we recorded $1 million in impairment charges in equity earnings (losses) from unconsolidated hospitality ventures related to a vacation ownership property.
Income from cost method investments included in our condensed consolidated statements of income for the three and nine months ended September 30, 2012 and 2011 was insignificant.
The following table presents summarized financial information for all unconsolidated ventures in which we hold an investment that is accounted for under the equity method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenues	$268	$244	$762	$712
Gross operating profit	93	83	246	230
Income from continuing operations	11	16	14	39
Net income	11	16	14	39

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2012 and December 31, 2011, we had the following financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	$271	$271	$—	$—
Equity securities	9	9	—	—
U.S. government obligations	108	—	108	—
U.S. government agencies	80	—	80	—
Corporate debt securities	559	—	559	—
Mortgage-backed securities	21	—	21	—
Asset-backed securities	10	—	10	—
Municipal and provincial notes and bonds	14	—	14	—
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	89	89	—	—
Derivative instruments
Interest rate swaps	2	—	2	—
Foreign currency forward contracts	(4)	—	(4)	—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	$242	$242	$—	$—
Equity securities	35	35	—	—
U.S. government obligations	102	—	102	—
U.S. government agencies	132	—	132	—
Corporate debt securities	487	—	487	—
Mortgage-backed securities	23	—	21	2
Asset-backed securities	7	—	7	—
Municipal and provincial notes and bonds	14	—	14	—
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	60	60	—	—
Derivative instruments
Interest rate swaps	7	—	7	—
Foreign currency forward contracts	(1)	—	(1)	—
During the three and nine months ended September 30, 2012, there were no transfers between levels of the fair value hierarchy. During the three and nine months ended September 30, 2011, we transferred an equity security from Level Two to Level One and there were no transfers in and out of Level Three of the fair value hierarchy. Our policy is to recognize transfers in and transfers out as of the end of each quarterly reporting period.
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
Included in our portfolio of marketable securities are investments in debt and equity securities classified as available for sale. At September 30, 2012 and December 31, 2011 these were as follows:

	September 30, 2012
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate debt securities	$462	$7	$(7)	$462
U.S. government agencies and municipalities	41	—	—	41
Equity securities	9	—	—	9
Total	$512	$7	$(7)	$512

	December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate debt securities	$406	$5	$(5)	$406
U.S. government agencies and municipalities	93	—	—	93
Equity securities	9	—	(2)	7
Total	$508	$5	$(7)	$506

Gross realized gains and losses on available for sale securities were insignificant for the three and nine months ended September 30, 2012 and 2011.
The table below summarizes available for sale fixed maturity securities by contractual maturity at September 30, 2012. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life. Although a portion of our available for sale fixed maturity securities mature after one year, we have chosen to classify the entire portfolio as current. The portfolio’s objectives are to preserve capital, provide liquidity to satisfy operating requirements, working capital purposes and strategic initiatives and capture a market rate of return. Therefore, since these securities represent funds available for current operations, the entire investment portfolio is classified as current assets.

	September 30, 2012
Contractual Maturity	Cost or Amortized Cost	Fair Value
Due in one year or less	$300	$300
Due in one to two years	203	203
Total	$503	$503
The impact to net income from total gains or losses included in net gains (losses) and interest income from marketable securities held to fund operating programs due to the change in unrealized gains or losses relating to assets still held at the reporting date for the three and nine months ended September 30, 2012 and 2011 were insignificant.
Derivative Instruments
Our derivative instruments are foreign currency exchange rate instruments and interest rate swaps. The instruments are valued using an income approach with factors such as interest rates and yield curves, which represent market observable inputs and are generally classified as Level Two. Credit valuation adjustments may be made to ensure that derivatives are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality and our nonperformance risk. As of September 30, 2012 and December 31, 2011, the credit valuation adjustments were insignificant. See Note 9 for further details on our derivative instruments.
Mortgage Backed Securities
During the nine months ended September 30, 2012, we sold mortgage backed securities that had been classified as Level 3 at December 31, 2011. The following table provides a reconciliation of the beginning and ending balances for the mortgage backed securities measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3) - Mortgage Backed Securities
	2012	2011
Balance at January 1,	$2	$2
Transfers into (out of) Level Three	—	—
Settlements	(2)	—
Total gains (losses) (realized or unrealized)	—	—
Balance at June 30,	$—	$2
Transfers into (out of) Level Three	—	—
Settlements	—	—
Total gains (losses) (realized or unrealized)	—	—
Balance at September 30,	$—	$2

Other Financial Instruments
We estimated the fair value of financing receivables using discounted cash flow analysis based on current market assumptions for similar types of arrangements. Based upon the availability of market data, we have classified our financing receivables as Level Three. The primary sensitivity in these calculations is based on the selection of appropriate interest and discount rates. Fluctuations in these assumptions will result in different estimates of fair value. For further information on financing receivables, see Note 5.
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

The carrying amounts and fair values of our other financial instruments are as follows:

	Asset (Liability)
	September 30, 2012
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables
Secured financing to hotel owners	$312	$315	$—	$—	$315
Vacation ownership mortgage receivable	40	41	—	—	41
Unsecured financing to hotel owners	69	69	—	—	69
Debt, excluding capital lease obligations	(1,008)	(1,127)	—	(1,127)	—

	Asset (Liability)
	December 31, 2011
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables
Secured financing to hotel owners	$312	$311	$—	$—	$311
Vacation ownership mortgage receivable	42	42	—	—	42
Unsecured financing to hotel owners	16	15	—	—	15
Debt, excluding capital lease obligations	(1,008)	(1,059)	—	(1,059)	—

5.    FINANCING RECEIVABLES
We have divided our financing receivables, which include loans and other financing arrangements, into three portfolio segments based on their initial measurement, risk characteristics and our method for monitoring or assessing credit risk. These portfolio segments correspond directly with our assessed class of receivables and are as follows:

•
Secured Financing to Hotel Owners—These financing receivables are senior secured mortgage loans and are collateralized by hotel properties currently in operation. These loans consist primarily of a $278 million mortgage loan receivable to an unconsolidated hospitality venture which was formed to acquire ownership of a hotel property in Waikiki, Hawaii, and which is accounted for under the equity method. This mortgage receivable has interest set at one-month LIBOR+3.75% due monthly and a stated maturity date of July 2013 and was therefore reclassified from a long-term to a current receivable during the three months ended September 30, 2012. Secured financing to hotel owners also includes financing provided to certain franchisees for the renovation and conversion of certain franchised hotels. These franchisee loans accrue interest at fixed rates ranging between 5.0% and 5.5%.

•
Vacation Ownership Mortgage Receivables—These financing receivables are comprised of various mortgage loans related to our financing of vacation ownership interval sales. As of September 30, 2012, the weighted-average interest rate on vacation ownership mortgage receivables was 14.0%.

•
Unsecured Financing to Hotel Owners—These financing receivables are primarily made up of individual unsecured loans and other types of financing arrangements provided to hotel owners. During the nine months ended September 30, 2012, we entered into a loan agreement to provide a $50 million mezzanine loan for the construction of a hotel that we will manage. Under the loan agreement, interest accrues at the greater of one-month LIBOR plus 5.0%, or 6.5%. Our other financing receivables have stated maturities and interest rates. However, the expected repayment terms may be dependent on the future cash flows of the hotels and these instruments, therefore, are not considered loans as the repayment dates are not fixed or determinable. Because these arrangements are not considered loans, we do not include them in our impaired loans analysis. Since these receivables may come due earlier than the stated maturity date, the expected maturity dates have been excluded from the maturities table below.
The three portfolio segments of financing receivables and their balances at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Secured financing to hotel owners	$319	$319
Vacation ownership mortgage receivables at various interest rates with varying payments through 2022	48	50
Unsecured financing to hotel owners	147	91
	514	460
Less allowance for losses	(93)	(90)
Less current portion included in receivables, net	(289)	(10)
Total long-term financing receivables	$132	$360
Financing receivables held by us as of September 30, 2012 are scheduled to mature as follows:

Year Ending December 31,	Secured Financing to Hotel Owners	Vacation Ownership Mortgage Receivables
2012	$1	$2
2013	279	7
2014	1	8
2015	38	7
2016	—	7
2017	—	5
Thereafter	—	12
Total	319	48
Less allowance	(7)	(8)
Net financing receivables	$312	$40
Allowance for Losses and Impairments
We individually assess all loans in the secured financing to hotel owners portfolio and the unsecured financing to hotel owners portfolio for impairment. We assess the vacation ownership mortgage receivables portfolio, which consists entirely of loans, for impairment on an aggregate basis. We do not assess, for impairment, our other financing arrangements included in unsecured financing to hotel owners. However, we do regularly evaluate our reserves for these other financing arrangements and record provisions in the financing receivables allowance as necessary. Impairment charges for loans within all three portfolios and reserves related to our other financing arrangements are recorded as provisions in the financing receivables allowance. We consider the provisions on all of our portfolio segments to be adequate based on the economic environment and our assessment of the future collectability of the outstanding loans.

The following tables summarize the activity in our financing receivables allowance for the nine months ended September 30, 2012 and 2011:

	Secured Financing	Vacation Ownership	Unsecured Financing	Total
Allowance at January 1, 2012	$7	$8	$75	$90
Provisions	—	3	6	9
Write-offs	—	(3)	(3)	(6)
Recoveries	—	—	(2)	(2)
Allowance at June 30, 2012	$7	$8	$76	$91
Provisions	—	1	2	3
Write-offs	—	(1)	—	(1)
Recoveries	—	—	—	—
Allowance at September 30, 2012	$7	$8	$78	$93

	Secured Financing	Vacation Ownership	Unsecured Financing	Total
Allowance at January 1, 2011	$4	$10	$68	$82
Provisions	—	1	3	4
Other Adjustments	—	—	1	1
Write-offs	(1)	(2)	—	(3)
Recoveries	—	—	—	—
Allowance at June 30, 2011	$3	$9	$72	$84
Provisions	4	2	2	8
Other Adjustments	—	—	(2)	(2)
Write-offs	—	(2)	—	(2)
Recoveries	—	—	—	—
Allowance at September 30, 2011	$7	$9	$72	$88
Note: Amounts included in other adjustments represent currency translation on foreign currency denominated financing receivables.
We routinely evaluate loans within financing receivables for impairment. To determine whether an impairment has occurred, we evaluate the collectability of both interest and principal. A loan is considered to be impaired when the Company determines that it is probable that we will not be able to collect all amounts due under the contractual terms. We do not record interest income for impaired loans unless cash is received, in which case the payment is recorded to other income (loss), net in the accompanying condensed consolidated statements of income. During the three months ended September 30, 2012, we recorded insignificant impairment charges for loans. During the nine months ended September 30, 2012, we recorded impairment charges of $3 million for loans. During the three months ended September 30, 2011, we established an allowance of $4 million for loans to hotel owners that we deemed to be impaired, which was recognized within other income (loss), net in the accompanying condensed consolidated statements of income. The gross value of our impaired loans and related reserve does increase, outside of impairments recognized, due to the accrual and related reserve of interest income on these loans.

An analysis of our loans included in secured financing to hotel owners and unsecured financing to hotel owners had the following impaired amounts at September 30, 2012 and December 31, 2011, all of which had a related allowance recorded against them:

Impaired Loans
September 30, 2012
	Gross Loan Balance (Principal and Interest)	Unpaid Principal Balance	Related Allowance	Average Recorded Loan Balance
Secured financing to hotel owners	$40	$40	$(7)	$40
Unsecured financing to hotel owners	53	46	(49)	50

Impaired Loans
December 31, 2011
	Gross Loan Balance (Principal and Interest)	Unpaid Principal Balance	Related Allowance	Average Recorded Loan Balance
Secured financing to hotel owners	$41	$40	$(7)	$40
Unsecured financing to hotel owners	51	46	(46)	51
Interest income recognized on these impaired loans within other income (loss), net on our condensed consolidated statements of income for the three and nine months ended September 30, 2012 and 2011 was as follows:

Interest Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Secured financing to hotel owners	$1	$1	$2	$2
Unsecured financing to hotel owners	—	—	—	—
Credit Monitoring
On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity. We categorize our financing receivables as follows:

•	Past-due Receivables—We determine financing receivables to be past-due based on the contractual terms of each individual financing receivable agreement.

•
Non-Performing Receivables—Receivables are determined to be non-performing based upon the following criteria: (1) if interest or principal is greater than 90 days past due for secured financing to hotel owners and unsecured financing to hotel owners; (2) 120 days past due for vacation ownership mortgage receivables; (3) if an impairment charge has been recorded for a loan or a provision established for our other financing arrangements. For the three and nine months ended September 30, 2012 and 2011, no interest income was accrued for secured financing to hotel owners and unsecured financing to hotel owners greater than 90 days past due and for vacation ownership receivables greater than 120 days past due. For the three and nine months ended September 30, 2012 and 2011, insignificant interest income was accrued for vacation ownership receivables greater than 90 days and less than 120 days.

If a financing receivable is non-performing, we place the financing receivable on non-accrual status. We only recognize interest income when received for financing receivables on non-accrual status. Accrual of interest income is resumed when the receivable becomes contractually current and collection doubts are removed.

The following tables summarize our aged analysis of past-due financing receivables by portfolio segment, the gross balance of financing receivables greater than 90 days past-due and the gross balance of financing receivables on non-accrual status as of September 30, 2012 and December 31, 2011:

Analysis of Financing Receivables
September 30, 2012
	Receivables Past Due	Greater than 90 Days Past Due	Receivables on Non-Accrual Status
Secured financing to hotel owners	$—	$—	$40
Vacation ownership mortgage receivables	2	—	—
Unsecured financing to hotel owners *	3	3	80
Total	$5	$3	$120

Analysis of Financing Receivables
December 31, 2011
	Receivables Past Due	Greater than 90 Days Past Due	Receivables on Non-Accrual Status
Secured financing to hotel owners	$—	$—	$41
Vacation ownership mortgage receivables	3	—	—
Unsecured financing to hotel owners *	6	6	76
Total	$9	$6	$117
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
Acquisitions
Hyatt Regency Mexico City—During the nine months ended September 30, 2012, we acquired all of the outstanding shares of capital stock of a company that owned a full service hotel in Mexico City, Mexico in order to expand our presence in the region. The total purchase price was approximately $202 million. As part of the purchase, we acquired cash and cash equivalents of $12 million, resulting in a net purchase price of $190 million. We began managing this property during the nine months ended September 30, 2012 and have rebranded it as Hyatt Regency Mexico City.
In conjunction with the acquisition, we entered into a holdback escrow agreement. Pursuant to the holdback escrow agreement, we withheld $11 million from the purchase price and placed it into an escrow account, which was classified as restricted cash on our condensed consolidated balance sheet. During the three months ended September 30, 2012 we released $1 million from escrow to the seller. The remaining funds in the escrow account will be released to the seller, less any indemnity claims, upon satisfaction of the release terms of the holdback escrow agreement within the nine months following the close of the transaction. Because we expect the terms of the holdback escrow agreement to be satisfied, we have recorded a corresponding liability in accrued expenses and other current liabilities on our condensed consolidated balance sheet.

The following table summarizes the preliminary estimated fair value of the identifiable assets acquired and liabilities assumed in our owned and leased hotels segment for the acquisition (in millions):

Cash and cash equivalents	$12
Other current assets	4
Land, property, and equipment	190
Intangibles	12
Total assets	218
Current liabilities	4
Other long-term liabilities	42
Total liabilities	46
Total net assets acquired	$172
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
The results of the Hyatt Regency Mexico City since the acquisition date have been included in our condensed consolidated financial statements.  The following table presents the results of this property since the acquisition date on a stand-alone basis (in millions):

	Hyatt Regency Mexico City's operations included in 2012 results
	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Revenues	$11	$16
Income from continuing operations	—	1
The following table presents our revenues and income from continuing operations on a pro forma basis as if we had completed the acquisition and rebranding of the Hyatt Regency Mexico City as of January 1, 2011 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Pro forma revenues	$977	$908	$2,967	$2,741
Pro forma income from continuing operations	23	13	74	61
The above 2012 pro forma income from continuing operations for the three and nine months ended September 30, 2012 excludes $1 million of transaction costs that were recorded to other income (loss), net on our condensed consolidated statements of income. The nine months ended September 30, 2011 pro forma income from continuing operations was adjusted to include these charges.
LodgeWorks—During the nine months ended September 30, 2011, we acquired from LodgeWorks, L.P. and its private equity partners (collectively, "LodgeWorks"), 19 hotels, management rights to an additional four hotels, and other assets for a purchase price of approximately $632 million. We acquired an additional hotel during the fourth quarter of 2011 for a purchase price of approximately $29 million. Together, these acquisitions resulted in an aggregate purchase of 20 hotels, four management agreements, and other assets at a purchase price of approximately $661 million. Of the four hotels for which we acquired management rights, three joined our portfolio in 2011 and one joined our portfolio in 2012. The number of assets within our owned and leased hotels segment increased as a result of this acquisition.
In conjunction with the acquisition, we entered into a holdback escrow agreement with LodgeWorks. Pursuant to the holdback escrow agreement, we withheld approximately $19 million from the purchase price which we placed into an escrow account, and which was classified as restricted cash on our condensed consolidated balance sheet. The funds in the escrow account will be released, less any indemnity claims, to LodgeWorks upon the hotels meeting certain profitability measures set forth in the holdback escrow agreement after a minimum of 18 months following the acquisition close date. Because we expect the hotels to meet the profitability measures within the next 12 months, we have recorded a liability in accrued expenses and other current liabilities on our condensed consolidated balance sheet. The hotels have until the end of calendar year 2018 to meet the profitability measures set forth in the holdback escrow agreement. If the measures are not met at that time, the funds will be returned to us.
Woodfin Suites—During the nine months ended September 30, 2011, we acquired three Woodfin Suites properties in California for a total purchase price of approximately $77 million and rebranded them as Hyatt Summerfield Suites and, subsequently, as Hyatt House hotels.
Dispositions
Hyatt Place and Hyatt Summerfield Suites—During the nine months ended September 30, 2011, we sold six Hyatt Place and two Hyatt Summerfield Suites properties to a newly formed joint venture with an affiliate of Noble Investment Group, LLC, in which the Company holds a 40% ownership interest. The properties were sold for a combined sale price of $110 million, or $90 million net of our $20 million contribution to the new joint venture. The sale resulted in a pretax loss of $2 million, which has been recognized in other income (loss), net on our condensed consolidated statements of income. In conjunction with the sale, we entered into a long-term franchise agreement with the joint venture for each property. The six Hyatt Place and two Hyatt Summerfield Suites hotels continue to be operated as Hyatt-branded hotels and the two Hyatt Summerfield Suites hotels were subsequently rebranded as Hyatt House properties. The operating results and financial positions of these hotels prior to the sale remain within our owned and leased hotels segment.
Hyatt Regency Minneapolis—During the nine months ended September 30, 2011, we entered into an agreement with third parties to form a new joint venture, the purpose of which was to own and operate the Hyatt Regency Minneapolis. We contributed a fee simple interest in the Hyatt Regency Minneapolis to the joint venture as part of our equity interest, subject to a $25 million loan to the newly formed joint venture. HHC has guaranteed the repayment of the loan (see Note 12). In conjunction with our contribution, we entered into a long-term management contract with the joint venture. The terms of the joint venture provide for capital contributions by the non-HHC partners that will be used to complete a full renovation of the Hyatt Regency Minneapolis.
Like-Kind Exchange Agreements
In conjunction with the sale of three Hyatt Place properties during the nine months ended September 30, 2011, we entered into a like-kind exchange agreement with an intermediary. Pursuant to the like-kind exchange agreement, the proceeds from the sales of these three hotels were placed into an escrow account administered by the intermediary. Therefore, we classified the net proceeds of $35 million as restricted cash on our condensed consolidated balance sheet as of June 30, 2011 which was subsequently utilized during the third quarter of 2011 as part of the purchase of hotels and other assets from LodgeWorks, L.P. and its private equity partners.
During the nine months ended September 30, 2011, we released the net proceeds from the 2010 sales of Grand Hyatt Tampa Bay and Hyatt Regency Greenville of $56 million and $15 million, respectively, from restricted cash on our condensed consolidated balance sheet, as a like-kind exchange agreement was not consummated within applicable time periods. The net proceeds of $26 million from the sale of Hyatt Deerfield were utilized in a like-kind exchange agreement to acquire one of the Woodfin Suites properties.

Assets Held for Sale
During the third quarter of 2012, we committed to a plan to sell seven Hyatt Place properties and one Hyatt House property to a third party and classified the value of this portfolio as assets held for sale in the amount of $74 million, and liabilities held for sale in the amount of $3 million at September 30, 2012. The sale transaction was completed in October 2012. Details of the assets and liabilities held-for-sale are as follows:

Assets and Liabilities Held for Sale at September 30, 2012
Assets held-for-sale:
Property and Equipment, net	$70
Receivables	2
Intangibles, net	2
Total assets held-for sale:	$74

Liabilities held-for-sale:
Accrued expenses and other current liabilities	$3
Total liabilities held-for-sale:	$3

During the nine months ended September 30, 2011, we closed on the sale of a Company owned airplane to a third party for net proceeds of $18 million. The transaction resulted in a small pre-tax gain upon sale.

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
Goodwill was $134 million at September 30, 2012 and $102 million at December 31, 2011. The increase in goodwill is due to the acquisition of the Hyatt Regency Mexico City which created goodwill of MXP 410 million, or $30 million at the date of the acquisition. Using exchange rates as of September 30, 2012 the goodwill related to the Mexico City acquisition was $32 million (see Note 6). During the three and nine months ended September 30, 2012 and 2011, no impairment charges were recorded related to goodwill.

Definite lived intangible assets primarily include contract acquisition costs, acquired lease rights, and acquired franchise and management intangibles. Contract acquisition costs and franchise and management intangibles are generally amortized on a straight-line basis over their contract terms, which range from approximately 5 to 40 years and 10 to 30 years, respectively. Acquired lease rights are amortized on a straight-line basis over the lease term. Definite lived intangibles are tested for impairment whenever events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. During the three months ended September 30, 2012, we classified $2 million of franchise and management intangible assets as held for sale (see Note 6). There were no impairment charges related to intangible assets with definite lives during the three and nine months ended September 30, 2012 and 2011.

The following is a summary of intangible assets at September 30, 2012 and December 31, 2011:

	September 30, 2012	Weighted Average Useful Lives in Years	December 31, 2011
Contract acquisition costs	$188	23	$167
Acquired lease rights	139	112	133
Franchise and management intangibles	122	25	115
Other	9	10	7
	458		422
Accumulated amortization	(80)		(63)
Intangibles, net	$378		$359
Amortization expense relating to intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization expense	$7	$4	$19	$12

8.    DEBT
Long-term debt, net of current maturities, at September 30, 2012 and December 31, 2011 was $1,219 million and $1,221 million, respectively.
Senior Notes - During the three months ended September 30, 2011, we issued and sold $250 million of 3.875% senior notes due August 15, 2016, at a public offering price of 99.571% (the “2016 Notes”), and $250 million of 5.375% senior notes due August 15, 2021, at a public offering price of 99.846% (the “2021 Notes”).
We received net proceeds of approximately $494 million from the sale of the 2016 Notes and the 2021 Notes, after deducting underwriters' discounts and offering expenses payable by the Company of approximately $4 million, which we used for general corporate purposes. Interest on the 2016 Notes and 2021 Notes is payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2012.
9.26% Twenty-Five Year Mortgage - During the nine months ended September 30, 2011, we exercised the prepayment option on our 9.26% Twenty-Five Year Mortgage, secured by one of our wholly owned hotels, and paid the outstanding balance of $53 million. The loan had an original maturity date of 2021, and no penalties were incurred upon exercise of our prepayment option.
Revolving Credit Facility - During the three months ended September 30, 2011, we entered into an Amended and Restated Credit Agreement with a syndicate of lenders that amended and restated our prior revolving credit facility to increase the borrowing availability under the facility from $1.1 billion to $1.5 billion and extend the facility's expiration from June 29, 2012 to September 9, 2016. Interest rates on outstanding borrowings are either LIBOR-based or based on an alternate base rate, with margins in each case based on our credit rating or, in certain circumstances, our credit rating and leverage ratio, and includes a facility fee. As of September 30, 2012, the applicable rate for a one-month borrowing would have been LIBOR plus 1.375%, or 1.589%, inclusive of the facility fee. There was no outstanding balance on this credit facility at September 30, 2012 or December 31, 2011. We did, however, have $99 million in outstanding undrawn letters of credit that are issued under our revolving credit facility (which reduces the availability thereunder by the corresponding amount) as of September 30, 2012 and December 31, 2011.

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
As of September 30, 2012 and December 31, 2011, we held a total of four and eight $25 million interest rate swap contracts, respectively, each of which expires on August 15, 2015. Taken together, these swap contracts effectively convert a total of $100 million and $200 million, as of September 30, 2012 and December 31, 2011, respectively, of the $250 million of senior notes issued in August 2009 with a maturity date of August 15, 2015 (the “2015 Notes”) to floating rate debt based on three-month LIBOR plus a fixed rate component. The fixed rate component of the four remaining swaps varies by contract, ranging from 4.5675% to 4.77%. The interest rate swaps were designated as a fair value hedge as their objective is to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as fair value hedges at inception and at September 30, 2012 and December 31, 2011 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes. At September 30, 2012 and December 31, 2011, the fixed to floating interest rate swaps were recorded within other assets at a value of $2 million and $7 million, respectively, offset by a fair value adjustment to long-term debt of $2 million and $8 million, respectively. At September 30, 2012 and December 31, 2011, the difference between the other asset value and fair market value adjustment to long-term debt includes the ineffective portion of the swap life-to-date in an insignificant amount and $1 million, respectively.
During the three and nine months ended September 30, 2012, we terminated three and four $25 million interest rate swap contracts, respectively, for which we received cash payments of $6 million and $8 million, respectively, to settle the fair value of the swaps. The cash payments received during the three and nine months ended September 30, 2012 included $1 million of accrued interest. These amounts are included within the carrying value of long-term debt at September 30, 2012. The cash received from the terminations will be amortized as a benefit to interest expense over the remaining term of the 2015 Notes.
Interest Rate Lock—During the nine months ended September 30, 2011, we entered into treasury-lock derivative instruments with $250 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the senior notes issued in August 2011 (see Note 8), as changes in the benchmark interest rate would result in variability in cash flows related to such debt. These derivative instruments were designated as cash flow hedges at inception and were highly effective in offsetting fluctuations in the benchmark interest rate. Changes in the fair value relating to the effective portion of the lock were recorded in accumulated other comprehensive loss and the corresponding fair value was included in prepaids and other assets.
During the three months ended September 30, 2011, we settled the treasury-lock derivative instruments. The $14 million loss on the settlement was recorded to accumulated other comprehensive loss and will be amortized to interest expense over the remaining life of the 2021 Notes. For the three and nine months ended September 30, 2012, the amount of incremental interest expense was insignificant and $1 million, respectively. For the three and nine months ended September 30, 2011, the amount of incremental interest expense was insignificant.
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
The U.S. dollar equivalent of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany loans, with terms of less than one year, is as follows (in U.S. dollars):

	September 30, 2012	December 31, 2011
Pound Sterling	$155	$126
Swiss Franc	45	59
Korean Won	31	33
Canadian Dollar	29	27
Total notional amount of forward contracts	$260	$245
Certain energy contracts at our hotel properties include derivatives. However, we qualify for and have elected the normal purchases or sales exemption for these derivatives.
The effects of derivative instruments on our condensed consolidated financial statements were as follows as of September 30, 2012, December 31, 2011 and for the three and nine month periods ended September 30, 2012 and 2011:
Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2012	December 31, 2011	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$2	$7	Other long-term liabilities	$—	$—
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Prepaids and other assets	—	—	Accrued expenses and other current liabilities	4	1
Total derivatives		$2	$7		$4	$1

Effect of Derivative Instruments on Income

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain (Loss)	2012	2011	2012	2011
Fair value hedges:
Interest rate swaps
Gains on derivatives	Other income (loss), net*	$—	$2	$1	$3
Losses on borrowings	Other income (loss), net*	—	(2)	(1)	(3)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain (Loss)	2012	2011	2012	2011
Cash flow hedges:
Interest rate locks
Amount of gain (loss) recognized in accumulated other comprehensive income (loss) on derivative (effective portion)	Accumulated other comprehensive loss	$—	$(18)	$—	$(14)
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion)	Interest expense	—	—	—	—
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Other income (loss), net**	—	—	—	—

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain (Loss)	2012	2011	2012	2011
Derivatives not designated as hedges:
Foreign currency forward contracts	Other income (loss), net	$(7)	$3	$(9)	$(5)

*
For the three and nine months ended September 30, 2012 and 2011, there was an insignificant loss recognized in income related to the ineffective portion of these hedges. No amounts were excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2012 and 2011.

**
For the nine months ended September 30, 2011, there was an insignificant gain recognized in income related to the ineffective portion of these hedges. No amounts were excluded from the assessment of hedge effectiveness for the nine months ended September 30, 2011.

10.    EMPLOYEE BENEFIT PLANS
Descriptions of our employee benefit plans and the related costs incurred for the three and nine months ended September 30, 2012 and 2011 are provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Defined benefit plan	$—	$—	$1	$1
Defined contribution plans	8	9	26	26
Deferred compensation plan	1	2	6	6

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
Deferred Compensation Plan—We provide a deferred compensation plan in which contributions and investment elections are determined by the employees. The Company also provides contributions according to preapproved formulas. A portion of these contributions relate to hotel property level employees, which are reimbursable to us and are included in the other revenues from managed properties and other costs from managed properties lines in the condensed consolidated statements of income. As of September 30, 2012 and December 31, 2011, the plan is fully funded in a rabbi trust. The assets of the plan are primarily invested in mutual funds, which are recorded in other assets in the condensed consolidated balance sheets. The related deferred compensation liability is recorded in other long-term liabilities.

11.    INCOME TAXES

The effective income tax rates for the three months ended September 30, 2012 and 2011 were a benefit of 17.0% and 63.7%, respectively. The effective income tax rates for the nine months ended September 30, 2012 and 2011 were a provision of 20.7% and a benefit of 0.1%, respectively.

For the three months ended September 30, 2012, the effective tax rate is lower than the U.S. statutory federal income tax rate of 35% primarily due to the recognition of foreign tax credits of $8 million and a benefit of $3 million from a reduction in statutory tax rates enacted by foreign jurisdictions during the quarter. In addition, a benefit of $2 million was realized due to the release of tax reserves related to issues that were resolved with our ongoing U.S. federal tax audit of prior years.

For the nine months ended September 30, 2012, the effective tax rate is lower than the U.S. statutory federal income tax rate of 35% primarily due to the recognition of foreign tax credits of $17 million, a release of $5 million in reserves for interest related to our treatment for expensing certain renovation costs in prior years and a benefit of $3 million from a reduction in statutory tax rates enacted by foreign jurisdictions during the quarter. The rate was further reduced by a benefit of $2 million that was realized due to the release of tax reserves related to issues that were resolved with our U.S. federal tax audit of prior years. These benefits are partially offset by a provision of approximately $7 million resulting from a reduction in the deferred tax assets of certain non-consolidated investments as well as a provision of approximately $7 million (including $2 million of interest and penalties) for uncertain tax positions in foreign jurisdictions.

For the three months ended September 30, 2011, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to net benefit of $3 million resulting from decreases in our uncertain tax positions (inclusive of interest and penalties), a benefit of $2 million from a reduction in statutory tax rates enacted by foreign jurisdictions during the quarter, and a benefit from the earnings of foreign jurisdictions that are taxed at lower rates. For the nine months ended September 30, 2011, the effective tax rate differed from the U.S.

statutory federal income tax rate of 35% primarily due to a $12 million benefit related to the release of a valuation allowance against certain foreign net operating losses, a benefit of $2 million from a reduction in statutory tax rates enacted by foreign jurisdictions during the first nine months, and a benefit from the earnings of foreign jurisdictions that are taxed at lower rates.

Total unrecognized tax benefits were $163 million and $175 million at September 30, 2012 and December 31, 2011 respectively, of which $48 million, would impact the effective tax rate if recognized. It is reasonably possible that a reduction of up to $53 million of unrecognized tax benefits could occur within twelve months resulting from the resolution of audit examinations and the expiration of certain tax statutes of limitations.

12.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:
Guarantees and Commitments—As of September 30, 2012, we are committed, under certain conditions, to lend or invest up to $521 million, net of any related letters of credit, in various business ventures.
Included in the $521 million in commitments are the following:

•
Our share of a hospitality venture’s commitment to purchase a hotel within a to-be completed building in New York City for a total purchase price of $375 million. The hospitality venture will be funded upon the purchase of the hotel, and our share of the purchase price commitment is 66.67% (or approximately $250 million). In accordance with the purchase agreement, we have agreed to fund a $50 million letter of credit as security towards this future purchase obligation. The agreement stipulates that the purchase of the completed property is contingent upon the completion of certain contractual milestones. The $50 million funded letter of credit is included as part of our total letters of credit outstanding at September 30, 2012, and therefore netted against our future commitments amount disclosed above. For further discussion, see the “Letters of Credit” section of this footnote below.

•
Our commitment to develop, own and operate a hotel property in the State of Hawaii through a joint venture formed in 2010. The expected remaining commitment under the joint venture agreement at September 30, 2012, is $72 million.

Certain of our hotel lease or management agreements contain performance tests that stipulate certain minimum levels of operating performance. These performance test clauses give us the option to fund any shortfall in profit performance. If we choose not to fund the shortfall, the hotel owner has the option to terminate the lease or management contract. As of September 30, 2012, there were no amounts recorded in accrued expenses and other current liabilities related to these performance test clauses.
Additionally, from time to time we may guarantee hotel owners certain levels of hotel profitability based on various metrics. Certain of our management agreements require us to make payments if specified thresholds are not achieved and we have recorded a $1 million and a $3 million charge under one of these agreements in the three and nine months ended September 30, 2012, respectively. Under a separate agreement, we had $2 million accrued as of September 30, 2012. The remaining maximum potential payments related to these agreements are $26 million.
We have entered into various loan, lease completion and repayment guarantees related to investments held in hotel operations. The maximum exposure under these agreements as of September 30, 2012 is $109 million. With respect to repayment guarantees related to two joint venture properties, the Company has agreements with its respective partners that require each partner to pay a pro-rata portion of the guarantee based on each partner’s ownership percentage. Assuming successful enforcement of these agreements with respect to these two joint ventures, our maximum exposure under our various loan, lease completion and repayment guarantees as of September 30, 2012, would be $81 million. As of September 30, 2012, the maximum exposure includes $25 million of a loan repayment agreement guarantee related to our contribution of our interest in Hyatt Regency Minneapolis to a newly formed joint venture (see Note 6).
Surety Bonds—Surety bonds issued on our behalf totaled $24 million at September 30, 2012, and primarily relate to workers’ compensation, taxes, licenses, and utilities related to our lodging operations.

Letters of Credit—Letters of credit outstanding on our behalf as of September 30, 2012 totaled $120 million, the majority of which relate to our ongoing operations. Of the $120 million letters of credit outstanding, $99 million reduces the available capacity under the revolving credit facility.
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

13.    EQUITY
Stockholders’ Equity and Noncontrolling Interests—The following table details the equity activity for the nine months ended September 30, 2012 and 2011, respectively.

	Stockholders’ equity	Noncontrolling interests in consolidated subsidiaries	Total equity
Balance at January 1, 2012	$4,818	$10	$4,828
Net income	72	—	72
Other comprehensive income	25	—	25
Repurchase of common stock	(35)	—	(35)
Issuance of common stock shares to directors	1	—	1
Issuance of common stock through employee stock purchase plan	2	—	2
Share based payment activity	12	—	12
Balance at September 30, 2012	$4,895	$10	$4,905

Balance at January 1, 2011	$5,118	$13	$5,131
Net income (loss)	61	(2)	59
Other comprehensive loss	(26)	—	(26)
Repurchase of common stock	(396)	—	(396)
Issuance of common stock shares to directors	1	—	1
Issuance of common stock through employee stock purchase plan	2	—	2
Share based payment activity	16	—	16
Balance at September 30, 2011	$4,776	$11	$4,787

Accumulated Other Comprehensive Loss—The following table details the accumulated other comprehensive loss activity for the nine months ended September 30, 2012 and 2011, respectively.

	Balance at January 1, 2012	Current period other comprehensive income (loss)	Balance at September 30, 2012
Foreign currency translation adjustments	$(64)	$23	$(41)
Unrealized gain (loss) on AFS securities	(2)	2	—
Unrecognized pension cost	(6)	—	(6)
Unrealized loss on derivative instruments	(8)	—	(8)
Accumulated Other Comprehensive Loss	$(80)	$25	$(55)

	Balance at January 1, 2011	Current period other comprehensive income (loss)	Balance at September 30, 2011
Foreign currency translation adjustments	$(33)	$(15)	$(48)
Unrealized loss on AFS securities	—	(2)	(2)
Unrecognized pension cost	(5)	—	(5)
Unrealized loss on derivative instruments	—	(9)	(9)
Accumulated Other Comprehensive Loss	$(38)	$(26)	$(64)
2012 Share Repurchase—During the three months ended September 30, 2012 the Company announced that the Board of Directors authorized the repurchase of up to $200 million of the Company's common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion. During the three months ended September 30, 2012, the Company repurchased 911,244 shares of Class A common stock at an average price of $38.78 per share, for an aggregate purchase price of $35 million, excluding related expenses. The $35 million of share repurchases was settled in cash during the quarter with the exception of $2 million that was recorded as accrued expenses at September 30, 2012 as the share settlement occurred prior to period end but the related cash payment was not settled until October. The shares repurchased represented less than 1% of the Company's total shares of common stock outstanding prior to the repurchase. The shares of Class A common stock were repurchased on the open market, retired, and returned to authorized and unissued status.
2011 Share Repurchase—During the nine months ended September 30, 2011, we repurchased 8,987,695 shares of Class B common stock for $44.03 per share, the closing price of the Company’s Class A common stock on May 13, 2011, for an aggregate purchase price of approximately $396 million. The shares repurchased represented approximately 5.2% of the Company’s total shares of common stock outstanding prior to the repurchase. The shares of Class B common stock were repurchased from trusts for the benefit of certain Pritzker family members in privately-negotiated transactions and were retired, thereby reducing the total number of shares outstanding and reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.

14.    STOCK-BASED COMPENSATION
As part of our long-term incentive plan, we award Stock Appreciation Rights (“SARs”), Restricted Stock Units (“RSUs”), Performance Share Units (“PSUs”), and Performance Vested Restricted Stock ("PSSs") to certain employees. Compensation expense and unearned compensation figures within this note exclude amounts related to employees of our managed hotels as this expense has been and will continue to be reimbursed by our third party hotel owners and is recorded on the lines other revenues from managed properties and other costs from managed properties. Compensation expense related to these awards for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock appreciation rights	$2	$2	$6	$6
Restricted stock units	4	4	10	10
Performance share units and Performance vested restricted stock	—	—	1	1
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
During the nine months ended September 30, 2012, the Company granted 405,877 SARs to employees with a weighted average grant date fair value of $17.29. The fair value of each SAR was estimated on the date of grant using the Black-Scholes-Merton option-valuation model.
Restricted Stock Units—The Company grants both RSUs that may be settled in stock and RSUs that may be settled in cash. Each vested stock-settled RSU will be settled with a single share of our Class A common stock. The value of the stock-settled RSUs was based on the closing stock price of our Class A common stock as of the grant date. We record compensation expense earned for RSUs on a straight-line basis from the date of grant. In certain situations we also grant cash-settled RSUs which are recorded as a liability instrument. The liability and related expense for cash-settled RSUs are insignificant as of, and for the three and nine months ended September 30, 2012. During the nine months ended September 30, 2012, the Company granted a total of 463,846 RSUs (an insignificant portion of which are cash-settled RSUs) to employees which, with respect to stock-settled RSUs, had a weighted average grant date fair value of $41.06.
Performance Share Units and Performance Vested Restricted Stock—The Company has granted to certain executive officers both PSUs, which are restricted stock units, and PSSs, which are performance vested restricted stock. The number of PSUs that will ultimately vest and be paid out in Class A common stock and the number of PSSs that will ultimately vest with no further restrictions on transfer depends upon the performance of the Company at the end of the applicable three year performance period relative to the applicable performance target. During the nine months ended September 30, 2012, the Company granted to its executive officers a total of 209,569 PSSs, which vest in full if the maximum performance metric is achieved. At the end of the performance period, the PSSs that did not vest will be forfeited. The PSSs had a weighted average grant date fair value of $41.29. The performance period is three years beginning January 1, 2012 and ending December 31, 2014. The PSSs will vest at the end of the performance period only if the performance threshold is met; there is no interim performance metric.
Our total unearned compensation for our stock-based compensation programs as of September 30, 2012 was $15 million for SARs, $33 million for RSUs and $3 million for PSUs and PSSs, which will be recorded to compensation expense primarily over the next four years with respect to SARs and RSUs and over the next three years with respect to PSUs and PSSs. The amortization for certain RSU awards extends to nine years.

15.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the notes to the condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Leases—Our corporate headquarters has been located at the Hyatt Center in Chicago, Illinois, since 2005. A subsidiary of the Company holds a master lease for a portion of the Hyatt Center and has entered into sublease agreements with certain related parties. During the nine months ended September 30, 2012, one of these sublease agreements was amended to reduce the related party's occupied space. As a result, we received a payment of $4 million, representing the discounted future sublease payments, less furniture and fixtures acquired. During the nine months ended September 30, 2011, we agreed to a new sublease agreement with a related party which resulted in a $5 million loss on the transaction, which is recorded in other income (loss), net on the condensed consolidated statements of income. Future sublease income from sublease agreements with related parties under our master lease is $12 million.

Legal Services—A partner in a law firm that provided services to us throughout the nine months ended September 30, 2012 and 2011 is the brother-in-law of our Executive Chairman. We incurred $1 million and insignificant amounts in legal fees with this firm for the three months ended September 30, 2012 and 2011, respectively. We incurred legal fees with this firm of $2 million for both nine month periods ended September 30, 2012 and 2011. Legal fees, when expensed, are included in selling, general and administrative expenses. As of September 30, 2012, and December 31, 2011, we had insignificant amounts due to the law firm.
Gaming—We had a Gaming Space Lease Agreement with HCC Corporation ("HCC"), a related party, whereby it leased approximately 20,990 square feet of space at the Hyatt Regency Lake Tahoe Resort, Spa and Casino, where it operated a casino. In connection with the Gaming Space Lease Agreement, we also provided certain sales, marketing and other general and administrative services to HCC under a Casino Facilities Agreement. In exchange for such services, HCC paid us fees based on the type of services being provided and for complimentary goods and services provided to casino customers. We received $1 million for the three months ended September 30, 2011 and $2 million for the nine months ended September 30, 2011 under this agreement. During the third quarter of 2011, the relevant related party agreements terminated. The new agreements for the casino are with an unrelated third party.
Other Services—A member of our board of directors is a partner in a firm whose affiliates own hotels from which we recorded management and franchise fees of $2 million and $1 million during the three months ended September 30, 2012 and 2011, respectively, and $5 million and $4 million during the nine months ended September 30, 2012 and 2011, respectively. As of both September 30, 2012 and December 31, 2011, we had $1 million due from these properties.
Equity Method Investments—We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We recorded fees of $9 million for both three month periods ended September 30, 2012 and 2011. We recorded fees of $28 million and $27 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and December 31, 2011, we had receivables due from these properties of $11 million and $7 million, respectively. In addition, in some cases we provide loans or guarantees (see Note 12) to these entities. Our ownership interest in these equity method investments generally varies from 8 to 50 percent.
Share Repurchase—During the nine months ended September 30, 2011, we repurchased 8,987,695 shares of Class B common stock for $44.03 per share, the closing price of the Company’s Class A common stock on May 13, 2011, for an aggregate purchase price of approximately $396 million. The shares repurchased represented approximately 5.2% of the Company’s total shares of common stock outstanding prior to the repurchase. The shares of Class B common stock were repurchased from trusts for the benefit of certain Pritzker family members in privately-negotiated transactions and were retired, thereby reducing the total number of shares outstanding and reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.

16.    SEGMENT INFORMATION
Our operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker to assess performance and make decisions regarding the allocation of resources. Our chief operating decision maker is the Chief Executive Officer. The Company announced on May 2, 2012 the intent to realign its corporate and regional operations to enhance organizational effectiveness and adaptability. The organizational changes are expected to be effective during the fourth quarter of 2012. The Company's chief operating decision maker continued to assess performance and make decisions regarding the allocation of resources on the basis of our historical operating segments through the period ended September 30, 2012. Accordingly, we continue to define our reportable segments as follows:
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

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
North American Management and Franchising
Revenues	$422	$375	$1,286	$1,164
Intersegment Revenues (a)	18	16	58	45
Adjusted EBITDA	48	40	148	124
Depreciation and Amortization	6	3	15	9
International Management and Franchising
Revenues	51	50	161	155
Intersegment Revenues (a)	6	4	14	13
Adjusted EBITDA	19	17	63	59
Depreciation and Amortization	1	1	2	2
Owned and Leased Hotels (b)
Revenues	503	470	1,504	1,386
Adjusted EBITDA	115	106	340	295
Depreciation and Amortization	80	70	241	202
Corporate and other
Revenues	25	22	70	61
Adjusted EBITDA	(28)	(28)	(92)	(83)
Depreciation and Amortization	1	1	5	5
Eliminations (a)
Revenues	(24)	(20)	(72)	(58)
Adjusted EBITDA	—	—	—	—
Depreciation and Amortization	—	—	—	—
TOTAL
Revenues	$977	$897	$2,949	$2,708
Adjusted EBITDA	154	135	459	395
Depreciation and Amortization	88	75	263	218

(a)	Intersegment revenues are included in the segment revenue totals and eliminated in Eliminations.

(b)
Assets within the Owned and Leased segment at September 30, 2012, equaled $4,995 million compared to $4,825 million at December 31, 2011. The increase in assets is primarily due to the acquisition of a company that owned a full service hotel in Mexico City, Mexico which we rebranded as the Hyatt Regency Mexico City. Refer to Note 6 for further details.

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Adjusted EBITDA	$154	$135	$459	$395
Equity earnings (losses) from unconsolidated hospitality ventures	(5)	1	(6)	6
Asset impairments (a)	—	(1)	—	(2)
Other income (loss), net (see Note 18)	(5)	(15)	12	(21)
Net loss attributable to noncontrolling interests	—	1	—	2
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(18)	(22)	(58)	(59)
EBITDA	126	99	407	321
Depreciation and amortization	(88)	(75)	(263)	(218)
Interest expense	(18)	(15)	(53)	(42)
(Provision) benefit for income taxes	3	5	(19)	—
Net income attributable to Hyatt Hotels Corporation	$23	$14	$72	$61

(a)
The three and nine months ended September 30, 2011 include a $1 million charge to asset impairments in the condensed consolidated statements of income related to an impairment of inventory at a vacation ownership property in our corporate and other results.

17.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$23	$13	$72	$59
Net loss attributable to noncontrolling interests	—	1	—	2
Net income attributable to Hyatt Hotels Corporation	$23	$14	$72	$61
Denominator:
Basic weighted average shares outstanding:	165,486,594	165,499,634	165,554,820	169,855,919
Share-based compensation	267,283	144,710	410,888	423,106
Diluted weighted average shares outstanding	165,753,877	165,644,344	165,965,708	170,279,025
Basic Earnings Per Share:
Net income	$0.14	$0.08	$0.44	$0.35
Net loss attributable to noncontrolling interests	—	—	—	0.01
Net income attributable to Hyatt Hotels Corporation	$0.14	$0.08	$0.44	$0.36
Diluted Earnings Per Share:
Net income	$0.14	$0.08	$0.44	$0.35
Net loss attributable to noncontrolling interests	—	—	—	0.01
Net income attributable to Hyatt Hotels Corporation	$0.14	$0.08	$0.44	$0.36
The computations of diluted net income per share for the three and nine months ended September 30, 2012 and 2011 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock-settled SARs	15,000	95,000	10,000	156,000
RSUs	—	33,000	10,400	4,000

18.    OTHER INCOME (LOSS), NET
Other income (loss), net includes interest income, gains (losses) on other marketable securities, foreign currency losses, including gains (losses) on foreign currency exchange rate instruments (see Note 9), provisions on hotel loans (see Note 5), loss on sale of real estate, costs incurred as part of our Company's realignment (which include employee separation costs, consulting fees, and legal fees), and transaction costs incurred primarily to acquire the Hyatt Regency Mexico City in the current period and hotels and other assets from LodgeWorks in the prior period (see Note 6). The table below provides a reconciliation of the components in other income (loss), net for the three and nine months ended September 30, 2012 and 2011, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income	$6	$6	$17	$17
Gains (losses) on other marketable securities	—	(12)	17	(19)
Foreign currency losses	(1)	—	(3)	(4)
Provisions on hotel loans	—	(4)	—	(4)
Loss on sale of real estate	—	—	—	(2)
Realignment costs	(12)	—	(19)	—
Transaction costs	—	(4)	(1)	(4)
Other	2	(1)	1	(5)
Other income (loss), net	$(5)	$(15)	$12	$(21)

19. SUBSEQUENT EVENT

The Company sold seven Hyatt Place properties and one Hyatt House property to a third party in October 2012 for approximately $87 million. The assets and liabilities related to these hotels were classified as held-for-sale at September 30, 2012. The actual assets and liabilities sold may vary from those held-for-sale at September 30, 2012 due to normal operating activity between September 30, 2012 and the date of sale. A subsidiary of the Company will operate each of these hotels under a management agreement.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, financial performance, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K; general economic uncertainty in key global markets; the rate and the pace of economic recovery following economic downturns; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; limited visibility with respect to short and medium-term group bookings; the impact of hotel renovations; our ability to successfully execute and implement our organizational realignment and the costs associated with such organizational realignment; our ability to successfully execute and implement our common stock repurchase program; loss of key personnel, including as a result of our organizational realignment; hostilities, including future terrorist attacks, or fear of hostilities that affect travel; travel-related accidents; natural or man-made disasters such as earthquakes, tsunamis, tornados, hurricanes, floods, oil spills and nuclear incidents; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through internet travel intermediaries; changes in the tastes and preferences of our customers; relationships with associates and labor unions and changes in labor laws; financial condition of, and our relationships with, third-party property owners, franchisees and hospitality venture partners; risks associated with potential acquisitions and dispositions; changes in federal, state, local or foreign tax law; increases in interest rates and operating costs; foreign exchange rate fluctuations or currency restructurings; lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access the capital markets; changes in the competitive environment in our industry and the markets where we operate; outcomes of legal proceedings; and violation of regulations or laws related to our franchising business. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q.
Executive Overview
We are a global hospitality company engaged in the management, franchising, ownership and development of Hyatt-branded hotels, resorts and residential and vacation ownership properties around the world. As of September 30, 2012, our worldwide property portfolio consisted of 496 properties (135,992 rooms and units), including:

•	187 managed properties (69,841 rooms), all of which we operate under management agreements with third-party property owners;

•	145 franchised properties (23,728 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	105 owned properties (including 2 consolidated hospitality ventures) (26,236 rooms) and 4 leased properties (1,718 rooms), all of which we manage and account for as operating leases;

•	24 managed properties and 8 franchised properties owned or leased by unconsolidated hospitality ventures (12,276 rooms);

•	15 vacation ownership properties (963 units), all of which we manage; and

•	8 residential properties (1,230 units), all of which we manage and some of which we own.

During the quarter ended September 30, 2012 we announced transactions that highlight two of our key areas of focus, namely, expanding our presence and recycling our capital. We continued to expand our international footprint by announcing the opening of the Grand Hyatt Kuala Lumpur and the Hyatt Regency Chongqing in southwest China. During the third quarter, we also announced plans for three hotels in India and two hotels in the Caribbean. Additionally, we entered into two sale transactions in the third quarter. The first was the sale of our interests in two joint ventures, each of which owns a full-service hotel in the U.S. The second was the sale of eight select service properties to a third party. These select service properties were classified as held-for-sale at September 30, 2012 and were sold in October 2012. As part of these transactions, we retained long-term management agreements to continue operating each of these hotels.
Our financial performance for the third quarter of 2012 included an increase in our consolidated revenues of $80 million, or 8.9% (10.1% excluding the effects of currency), compared to the quarter ended September 30, 2011. Owned and leased hotels revenue for the quarter ended September 30, 2012, increased by $33 million compared to the quarter ended September 30, 2011, which includes a net unfavorable currency impact of $10 million. The increase in revenue was primarily due to the completion of renovations at certain wholly-owned full service hotels and the acquisition of 23 hotels purchased primarily during the second and third quarters of 2011 and one hotel purchased in the second quarter of 2012, partially offset by a decrease in revenues from hotels removed from our owned and leased portfolio during 2011. Our management and franchise fees for the quarter ended September 30, 2012, increased $2 million, and include a net unfavorable foreign currency impact of $2 million, as compared to the quarter ended September 30, 2011. Fee increases were driven by improved base management and franchise fees. We also experienced a $4 million increase in other revenues for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, related to the operating results of our vacation ownership business and our co-branded credit card. Additionally, we had a $41 million increase in other revenues from managed properties for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011.
Our consolidated Adjusted EBITDA for the third quarter of 2012, compared to the third quarter of 2011, increased by $19 million, including $3 million of net unfavorable foreign currency impacts. The Adjusted EBITDA improvement was driven largely by a $9 million increase for our owned and leased hotels, which includes net unfavorable currency impacts of $2 million, and improved performance within our North America management and franchising business of $8 million. Growth within our North America management and franchising business was driven by transient business, and increased rates in our full service and select service portfolios. Growth within our owned and leased segment was driven by hotels acquired in 2011 and 2012 and results from key owned hotels that were renovated in 2011. Increased average daily rates primarily from transient business drove RevPAR growth of 6.3% within our owned and leased portfolio on a constant dollar basis. Growth within both our North America management and franchising business as well as our owned and leased segment was offset by declines in group demand during the quarter due to unfavorable timing of certain holidays compared to the timing of such holidays during the prior year. Our international management and franchise business had Adjusted EBITDA growth of $2 million, which included $1 million of net unfavorable foreign currency impacts. Our international business had RevPAR growth of 0.8% (5.2% excluding the effects of currency). On a constant dollar basis, international RevPAR growth was driven by increased average daily rates across the regions. Asia Pacific and Latin America continue to be our strongest performing regions. Asia Pacific has benefited from a rebound in Japan as well as continued strength in Hong Kong, Macau and Australia, partially offset by certain cities in China. Europe, Africa, and Middle East also had a significant increase in RevPAR on a constant currency basis in the three months ended September 30, 2012 compared to the same period in 2011, driven by the Olympic Games in the United Kingdom. Selling, General and Administrative expenses, excluding the impact of the rabbi trust, for the quarter ended September 30, 2012 were relatively flat compared to the prior year quarter. See “—Non-GAAP Measure Reconciliation,” below, for an explanation of how we use Adjusted EBITDA, why we present it and material limitations on its usefulness.
In our North American business, we are beginning to see some positive trends in long-term group business. Short-term bookings, however, showed some weakness in the third quarter of 2012 and we continue to have a limited degree of short and medium-term visibility that we expect may continue into the fourth quarter of 2012 and beyond. We expect our international results will continue to show variability by market, based primarily on the Eurozone crisis, the decline in the rate of growth of China and economic concerns in India. Additionally, several of our larger managed hotels in Asia Pacific will be under renovation in 2013.
As of September 30, 2012, we had approximately $988 million in cash and cash equivalents, investments in highly-rated money market funds and short-term investments. At September 30, 2012, we had available credit facilities with banks for various corporate purposes. The amount of undrawn borrowing availability as of September 30, 2012 was approximately $1.4 billion.

The Company announced on May 2, 2012, its intent to realign its corporate and regional operations to enhance organizational effectiveness and adaptability. During the third quarter, the Company recognized $12 million in costs associated with our realignment. The organizational changes are expected to be completed in the fourth quarter of 2012. For the period through September 30, 2012, the Company's chief operating decision maker continued to assess performance and make decisions regarding the allocation of resources on the basis of our historical operating segments.
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

Results of Operations
Three and Nine Months Ended September 30, 2012 Compared with Three and Nine Months Ended September 30, 2011

Consolidated Results

	Three Months Ended September 30,
(In millions, except percentages)	2012	2011	Better / (Worse)
REVENUES:
Total revenues	$977	$897	$80	9%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	382	360	(22)	(6)%
Depreciation and amortization	88	75	(13)	(17)%
Other direct costs	8	8	—	—%
Selling, general, and administrative	75	58	(17)	(29)%
Other costs from managed properties	384	343	(41)	(12)%
Direct and selling, general, and administrative expenses	937	844	(93)	(11)%
Net gains (losses) and interest income from marketable securities held to fund operating programs	8	(15)	23	153%
Equity earnings (losses) from unconsolidated hospitality ventures	(5)	1	(6)	(600)%
Interest expense	(18)	(15)	(3)	(20)%
Asset impairments	—	(1)	1	100%
Other income (loss), net	(5)	(15)	10	67%
INCOME BEFORE INCOME TAXES	20	8	12	150%
BENEFIT FOR INCOME TAXES	3	5	(2)	(40)%
NET INCOME	23	13	10	77%
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	1	(1)	(100)%
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$23	$14	$9	64%

	Nine Months Ended September 30,
(In millions, except percentages)	2012	2011	Better / (Worse)
REVENUES:
Total revenues	$2,949	$2,708	$241	9%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	1,148	1,086	(62)	(6)%
Depreciation and amortization	263	218	(45)	(21)%
Other direct costs	21	18	(3)	(17)%
Selling, general, and administrative	238	199	(39)	(20)%
Other costs from managed properties	1,159	1,062	(97)	(9)%
Direct and selling, general, and administrative expenses	2,829	2,583	(246)	(10)%
Net gains (losses) and interest income from marketable securities held to fund operating programs	18	(7)	25	357%
Equity earnings (losses) from unconsolidated hospitality ventures	(6)	6	(12)	(200)%
Interest expense	(53)	(42)	(11)	(26)%
Asset impairments	—	(2)	2	100%
Other income (loss), net	12	(21)	33	157%
INCOME BEFORE INCOME TAXES	91	59	32	54%
PROVISION FOR INCOME TAXES	(19)	—	(19)	(100)%
NET INCOME	72	59	13	22%
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	2	(2)	(100)%
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$72	$61	$11	18%
Revenues.    Consolidated revenues for the three months ended September 30, 2012, increased $80 million, or 9%, compared to the three months ended September 30, 2011, including net unfavorable foreign currency impacts of $12 million, and a $41 million increase in other revenues from managed properties. Consolidated revenues for the nine months ended September 30, 2012 increased $241 million, or 9%, compared to the nine months ended September 30, 2011, including net unfavorable foreign currency impacts of $22 million, and a $97 million increase in other revenues from managed properties.
Other revenues from managed properties includes an increase of $21 million and $22 million resulting from changes in the underlying assets for our benefit programs funded through rabbi trusts for the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011. These gains are offset in other costs from managed properties, thus having no net impact to our earnings. Excluding these amounts, other revenues from managed properties increased $20 million, or 6%, in the three months ended September 30, 2012, compared to the three months ended September 30, 2011 and $75 million, or 7%, in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. This increase in other revenues from managed properties was due to a higher volume of reimbursements paid to us by our managed properties, which were driven primarily by new managed hotel openings in 2011 in our North American management and franchising segment and an owned hotel that was converted to a management agreement in 2011.
Comparable owned and leased hotel revenue increased $8 million and $60 million for the three and nine month periods, respectively, which includes net unfavorable foreign currency impacts of $10 million and $18 million, respectively. The increase was primarily driven by increased revenues from the North American hotels that were under significant renovation in the prior year. Noncomparable owned and leased hotel revenue increased $25 million and $58 million in the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011. These increases were due primarily to the acquisition of 23 properties in the second and third quarters of 2011 and one property in 2012, partially offset by hotels that were sold or otherwise left the chain throughout 2011.

We also experienced a $2 million and $16 million increase in management and franchise fee revenues for the three and nine month periods ending September 30, 2012, which includes net unfavorable currency impacts of $2 million and $4 million, respectively, when compared to the three and nine months ended September 30, 2011. Included in consolidated management fees for the three months and nine months ended September 30, 2012 were base management fees of $37 million and $115 million, respectively, and a 3% and 8% increase from the three and nine months ended September 30, 2011, respectively. Incentive management fees were $18 million and $70 million for the three months and nine months ended September 30, 2012, respectively, which were flat compared to the three month period ended September 30, 2011, and 1% greater compared to the nine months ended September 30, 2011. The increase in hotel revenue and fees was primarily driven by increases in average daily rate, as North America transient rates continue to increase compared to prior year with occupancy near historically high levels.
Corporate and other revenues, which includes the revenues of our vacation ownership business and our co-branded credit card, increased $3 million and $9 million during the three and nine months ended September 30, 2012, respectively, compared to the same periods ended September 30, 2011. The tables below provide a breakdown of revenues by segment for the three and nine months ended September 30, 2012 and 2011.
For further discussion of segment revenues for the periods presented, please refer to “—Segment Results” below.

	Three Months Ended September 30,
(in millions, except percentages)	2012	2011	Better / (Worse)
Owned and leased hotels	$503	$470	$33	7.0%
North American management and franchising	422	375	47	12.5%
International management and franchising	51	50	1	2.0%
Corporate and other	25	22	3	13.6%
Eliminations	(24)	(20)	(4)	(20.0)%
Consolidated revenues	$977	$897	$80	8.9%

	Nine Months Ended September 30,
(in millions, except percentages)	2012	2011	Better / (Worse)
Owned and leased hotels	$1,504	$1,386	$118	8.5%
North American management and franchising	1,286	1,164	122	10.5%
International management and franchising	161	155	6	3.9%
Corporate and other	70	61	9	14.8%
Eliminations	(72)	(58)	(14)	(24.1)%
Consolidated revenues	$2,949	$2,708	$241	8.9%
Owned and leased hotels expense.    Expenses for owned and leased hotels increased by $22 million and $62 million in the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011. The increase was driven by a $5 million and $35 million increase in comparable owned and leased hotels expense for the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011, largely attributable to higher compensation and related costs. Additionally, expenses recognized with respect to our employee benefit programs funded through rabbi trusts increased $7 million and $8 million in the three and nine months ended September 30, 2012, compared to the respective periods in 2011. In each reporting period, changes in these expenses are fully offset to the account net gains (losses) and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings. Noncomparable owned and leased hotels expense increased $10 million and $19 million in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, as increases in expenses attributable to the 23 hotels purchased in 2011 and the one hotel purchased in 2012 were partially offset by reduced expenses attributable to the 11 properties which were sold or otherwise left the chain in 2011.
Depreciation and amortization expense.    Depreciation and amortization expense increased by $13 million and $45 million in the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011. The increase was driven by noncomparable hotel depreciation and amortization expense which increased $12 million and $38 million in the three and nine months ended

September 30, 2012, respectively, compared to the same periods in 2011, primarily due to the purchase of 23 properties previously described. Comparable hotels depreciation and amortization expense increased $1 million and $7 million in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, due primarily to accelerated amortization of an intangible asset.
Other direct costs.    Other direct costs, which represent costs associated with our vacation ownership operations and our co-branded credit card, were approximately flat in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Other direct costs increased $3 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to vacation ownership cost of sales.
Selling, general and administrative expenses.    Selling, general and administrative expenses increased by $17 million, or 29%, and $39 million, or 20%, in the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011, respectively. Included in selling, general and administrative expenses is the financial performance of the investment securities held in rabbi trusts to fund certain benefit programs. The financial performance of these investments resulted in an increase in costs of $17 million and $18 million for the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011, respectively. These expenses are offset in net gains (losses) and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.
Excluding the rabbi trust amounts, selling, general and administrative costs were approximately flat and increased $21 million, or 10%, in the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011, respectively. During the three months ended September 30, 2012 compared to the three months ended September 30, 2011, increases in legal fees and corporate rent expense were offset by decreases in sales and marketing expenses and reduced travel and entertainment expenses. The most significant driver of the increase for the nine month comparative period was compensation and related expenses of $7 million, which was due in part to additional development resources and related staff added over the course of 2011 to support the ongoing growth of our business. Sales and marketing expenses increased $4 million due primarily to our vacation ownership business and professional fees increased $2 million primarily due to legal fees. Compared to the nine months ended September 30, 2011, our bad debt expense was $2 million greater this year as the expense was $1 million in the current year and a $1 million benefit in the comparative prior year period. Other miscellaneous expenses increased $4 million primarily due to franchise taxes and corporate rent expense.
Net gains (losses) and interest income from marketable securities held to fund operating programs. Marketable securities held to fund our benefit programs funded through rabbi trusts resulted in a net gain of $7 million and $16 million in the three and nine months ended September 30, 2012, respectively, compared to a net loss of $17 million and $10 million in the three and nine months ended September 30, 2011, respectively. These changes are driven by the market performance of the underlying securities. The gains or losses on securities held in the rabbi trusts are offset to our owned and leased hotels expense for our hotel staff and selling, general and administrative expenses for our corporate staff and personnel supporting our business segments, having no net impact on our earnings. Of the $24 million change in the underlying securities in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, $17 million was offset in selling, general and administrative expenses and $7 million was offset in owned and leased hotel expenses. Of the $26 million change in the underlying securities in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, $18 million was offset in selling, general and administrative expenses and $8 million was offset in owned and leased hotel expenses.
Marketable securities held to fund our Gold Passport program and related to our owned and leased hotels generated a net gain of $1 million and $2 million in the three and nine months ended September 30, 2012, respectively, compared to a net gain of $2 million and $3 million in the three and nine months ended September 30, 2011, respectively. The gains and losses on securities held to fund our Gold Passport program and related to our owned and leased hotels are offset by corresponding changes to our owned and leased hotel revenues, thus having no net impact on our earnings.
Equity earnings (losses) from unconsolidated hospitality ventures.    Equity losses from unconsolidated hospitality ventures were $5 million and $6 million in the three and nine months ended September 30, 2012 compared to equity earnings of $1 million and $6 million for the three and nine months ended September 30, 2011. The $6 million decrease for the three months ended September 30, 2012 compared to the same period in 2011 was primarily driven by $4 million of non-capitalizable costs associated with the development of hotels at our hospitality ventures. The $12 million decrease for the nine months ended September 30, 2012 compared to the same period in 2011 was also driven by the aforementioned $4 million in non-capitalizable costs and $4 million in lower net income generated by vacation ownership properties and hospitality ventures. Further driving the decline for the nine month comparative period was $2 million in unfavorable currency impacts related to one hospitality venture. In addition, during the nine months ended September 30, 2012, we recorded an impairment charge of $1 million related to our interest in a vacation ownership property.
Interest expense.    Interest expense increased $3 million and $11 million in the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011, respectively, due primarily to the issuance of the 2016 Notes and 2021 Notes which resulted in a $3 million and $15 million increase in interest expense for the three and nine months ended September 30, 2012, compared to the same periods in 2011, respectively. The increase during the nine months ended September 30, 2012 was partially offset by a reduction in fees related to the amendment of our revolving credit facility and the repayment of a loan in 2011.
Asset impairments.  In conjunction with our regular assessment of impairment indicators, we identified property and equipment for which a 10% change in certain estimates used in our undiscounted cash flow calculation could result in an impairment charge of approximately $25 million. In the three and nine months ended September 30, 2011, we recognized a $1 million and $2 million charge, respectively, recorded in asset impairments, due to an impairment of inventory related to our vacation ownership business.
Other income (loss), net.    Other income (loss), net, increased by $10 million and increased $33 million in the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011, respectively, primarily due to the favorable impact of our other marketable securities of $12 million and $36 million, respectively, partially offset by realignment costs. The table below provides a breakdown of other income (loss), net, for the three and nine months ended September 30, 2012 and 2011:

(in millions except percentages)	Three Months Ended September 30,
	2012	2011	Better / (Worse)
Interest income	$6	$6	$—
Losses on other marketable securities	—	(12)	12
Foreign currency losses	(1)	—	(1)
Provisions on hotel loans (1)	—	(4)	4
Realignment costs (2)	(12)	—	(12)
Transaction costs (3)	—	(4)	4
Other (4)	2	(1)	3
Other income (loss), net	$(5)	$(15)	$10

(1)	In the third quarter of 2011, we recorded provisions related to certain hotel developer loans based on our assessment of their collectability.

(2)	Represents costs incurred as part of the realignment of corporate and regional operations and includes employee separation costs, consulting fees, and legal fees.

(3)	Amount represents transaction costs incurred to acquire hotels and other assets from LodgeWorks. See Note 6 for further details.

(4)	Includes a gain from a sublease agreement in 2012 and includes gains (losses) on asset retirements for each period presented.

(in millions except percentages)	Nine Months Ended September 30,
	2012	2011	Better / (Worse)
Interest income	$17	$17	$—
Gains (losses) on other marketable securities	17	(19)	36
Foreign currency losses	(3)	(4)	1
Provisions on hotel loans (1)	—	(4)	4
Loss on sale of real estate (2)	—	(2)	2
Realignment costs (3)	(19)	—	(19)
Transaction costs (4)	(1)	(4)	3
Other (5)	1	(5)	6
Other income (loss), net	$12	$(21)	$33

(1)	In the third quarter of 2011, we recorded provisions related to certain hotel developer loans based on our assessment of their collectability.

(2)	Represents the loss on the sale of eight properties in 2011.

(3)	Represents costs incurred as part of the realignment of corporate and regional operations and includes employee separation costs, consulting fees, and legal fees.

(4)
Current year amount represents transaction costs incurred to acquire the Hyatt Regency Mexico City, while prior year amount represents transaction costs incurred to acquire hotels and other assets from LodgeWorks. See Note 6 for further details.

(5)
Includes a gain from a sublease agreement in 2012, a loss from a sublease agreement agreed to with a related party in 2011 and gains (losses) on asset retirements for each period presented. See Note 15 for further details.

(Provision) benefit for income taxes. We recorded income tax benefits of 17.0% and 63.7% for the three months ended September 30, 2012 and 2011, respectively. We recorded an income tax provision of 20.7% and a benefit of 0.1% for the nine months ended September 30, 2012 and 2011, respectively.

For the three months ended September 30, 2012, the effective tax rate is lower than the U.S. statutory federal income tax rate of 35% primarily due to benefits from foreign tax credits of $8 million and from the reduction in statutory tax rates enacted by foreign jurisdictions during the quarter of $3 million. These benefits are offset by an adjustment to the deferred tax assets of certain non-consolidated investments in the amount of $7 million. The rate was further reduced by foreign earnings that are taxed at statutory rates below the U.S. rate. For the nine months ended September 30, 2012, the effective tax rate is lower than the U.S. statutory federal income tax rate of 35% primarily due to a benefit from foreign tax credits of $17 million and a release of $5 million in reserves for interest related to our treatment for expensing certain renovation costs in prior years. The interest was initially accrued during the fourth quarter of 2011 in response to the issuance of temporary IRS Treasury Regulations addressing the capitalization of tangible property. During the first quarter of 2012, the IRS issued transitional guidance related to these temporary regulations that resulted in our release of the accrued interest. Our rate was further reduced by foreign earnings subject to tax at rates below the U.S. rate. These benefits are partially offset by a provision of approximately $7 million resulting from a reduction in our deferred tax assets related to certain non-consolidated investments and by approximately $7 million (including $2 million of interest and penalties) for uncertain tax positions in foreign jurisdictions.

For the three months ended September 30, 2011, the effective tax rate was lower than the U.S. statutory federal income tax rate of 35% primarily due a change in the mix of domestic and foreign earnings as well as $4 million in discrete items recorded during the quarter. These discrete items primarily include a $3 million tax benefit resulting from a net reduction in our unrecognized tax benefits and a $2 million benefit from a reduction in statutory tax rates in foreign jurisdictions. For the nine months ended September 30, 2011, the effective tax rate differed from the U.S. statutory rate of 35% due to a change in the mix of domestic and foreign earnings and discrete items recorded during the nine months ended September 30, 2011. These discrete items that primarily consisted of the items recorded during the three months ended September 30, 2011 (listed above), as well as $12 million benefit related to the release of a valuation allowance against certain foreign net operating losses.

Segment Results

We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA, as described in Note 16. The segment results presented below are presented before intersegment eliminations.
Owned and Leased Hotels.    Revenues increased $33 million in the three months ended September 30, 2012, compared to the three months ended September 30, 2011, which included $10 million in net unfavorable currency impacts. Revenues increased $118 million in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, which included $18 million in net unfavorable currency impacts. Worldwide comparable hotel revenues increased $8 million and $60 million in the three and nine months ended September 30, 2012, respectively, as compared to the three and nine months ended September 30, 2011, of which $10 million and $52 million, respectively, was from the North American hotels that were under significant renovation in 2011. These increases were partially offset by our comparable international hotel revenue which was negatively impacted by foreign currency of $10 million and $18 million in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. For the three months ended September 30, 2012, revenue growth at our comparable full service owned hotels was driven primarily by transient rate growth as compared to the same period in 2011, partially offset by an unfavorable demand impact from the timing of certain holidays in the third quarter. For the nine months ended September 30, 2012, revenue growth at our comparable full service owned hotels was driven primarily by increased occupancy and rate from both transient and group travelers compared to the same period in 2011. Non-comparable owned and leased hotel revenues increased $25 million and $58 million in the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011, largely driven by 23 hotels purchased primarily during the second and third quarter of 2011 and one hotel purchased in the second quarter of 2012, partially offset by a decrease in revenues from the 11 hotels that were sold or otherwise left the chain throughout 2011. During the three and nine months ended September 30, 2012, no properties were removed from the comparable owned and leased hotel results.

	Three Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2012	2011	Better / (Worse)	2012	2011	Change in Occ % pts	2012	2011	Better / (Worse)
Full Service	$156	$149	4.5%	77.4%	76.4%	1.0%	$201	$195	3.3%
Select Service	80	76	5.1%	81.6%	82.6%	(1.0)%	98	92	6.4%
Total Owned and Leased Hotels	$137	$131	4.6%	78.4%	78.0%	0.4%	$174	$167	4.0%

	Three Months Ended September 30,
(in millions except percentages)	2012	2011	Better / (Worse)
Segment Revenues	$503	$470	$33	7.0%
Segment Adjusted EBITDA	$115	$106	$9	8.5%

	Nine Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2012	2011	Better / (Worse)	2012	2011	Change in Occ % pts	2012	2011	Better / (Worse)
Full Service	$152	$142	7.1%	75.6%	71.8%	3.8%	$201	$198	1.7%
Select Service	76	73	4.9%	77.9%	78.4%	(0.5)%	98	93	5.6%
Total Owned and Leased Hotels	$133	$125	6.7%	76.2%	73.5%	2.7%	$175	$170	2.9%

	Nine Months Ended September 30,
(in millions except percentages)	2012	2011	Better / (Worse)
Segment Revenues	$1,504	$1,386	$118	8.5%
Segment Adjusted EBITDA	$340	$295	$45	15.3%

Adjusted EBITDA increased by $9 million and $45 million in the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011, which included $2 million and $5 million in net unfavorable currency impacts, respectively. Noncomparable hotels improved $11 million and

$30 million for the three and nine months ended September 30, 2012, respectively, primarily due to 23 hotels purchased in 2011 and one hotel purchased in 2012. Our comparable owned and leased properties also improved $2 million and $16 million for the three and nine months ended September 30, 2012, respectively, compared to the same period in 2011, due primarily to increased demand and rates at our full service hotels, especially at our properties that were under significant renovation in 2011, partially offset by higher compensation and related expenses. Adjusted EBITDA in the three and nine month periods ended September 30, 2011, respectively, included a $3 million benefit from a property tax refund at one of our domestic properties. Additionally, Adjusted EBITDA at our joint venture hotels decreased $4 million and $1 million in the three and nine months ended September 30, 2012, respectively, partially due to unfavorable currency and the sale of two joint ventures in the third quarter.
North American management and franchising.    North American segment revenues increased by $47 million and $122 million in the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011. Other revenues from managed properties increased $42 million and $96 million in the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011.
The increase in other revenues from managed properties was driven by higher cost reimbursements from increased hotel payroll expense, partially due to hotel openings and newly converted hotels. Management and franchise fees increased $5 million compared to the three months ended September 30, 2011, due primarily to increased base fees of $3 million and increased franchise fees and other revenues of $2 million. Management and franchise fees increased $26 million compared to the nine months ended September 30, 2011, due to increased base fees of $14 million, increased incentive fees of $6 million, and increased franchise fees and other revenues of $6 million. Of the $5 million and $26 million improvement in total North American management and franchise fees, comparable systemwide North American management and franchise fees increased $3 million and $17 million, respectively, in the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011. The comparable systemwide North American management and franchise fees were negatively impacted by significant renovations at some of our large managed hotels during the three months ended September 30, 2012.
Our full service hotels comparable RevPAR improvement in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily driven by transient rate growth, as occupancy has slightly declined in the quarter from historic highs due to unfavorable timing of certain holidays in the third quarter when compared to the same period in 2011. Our full service hotels comparable RevPAR improvement in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily driven by the continuing growth in transient rate and occupancy, as well as smaller increases in group occupancy and rates. RevPAR at our select service hotels in the three and nine months ended September 30, 2012 increased by 6.0% and 6.5%, respectively, compared to the three and nine months ended September 30, 2011, respectively, driven primarily by rate growth. During the three and nine months ended September 30, 2012, one property was removed from the comparable North American full service systemwide hotels and no properties were removed from the comparable North American select service systemwide hotels.

	Three Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2012	2011	Better / (Worse)	2012	2011	Change in Occ % pts	2012	2011	Better / (Worse)
North American Full Service	$127	$122	4.2%	75.7%	76.2%	(0.5)%	$168	$160	4.9%
North American Select Service	80	75	6.0%	78.2%	77.8%	0.4%	102	97	5.5%

	Three Months Ended September 30,
(in millions except percentages)	2012	2011	Better / (Worse)
Segment Revenues
Management and Franchise Fees	$57	$52	$5	9.6%
Other Revenues from Managed Properties	365	323	42	13.0%
Total Segment Revenues	$422	$375	$47	12.5%
Segment Adjusted EBITDA	$48	$40	$8	20.0%

	Nine Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2012	2011	Better / (Worse)	2012	2011	Change in Occ % pts	2012	2011	Better / (Worse)
North American Full Service	$127	$118	6.9%	74.4%	72.5%	1.9%	$170	$163	4.2%
North American Select Service	77	73	6.5%	75.8%	74.7%	1.1%	102	97	4.9%

	Nine Months Ended September 30,
(in millions except percentages)	2012	2011	Better / (Worse)
Segment Revenues
Management and Franchise Fees	$185	$159	$26	16.4%
Other Revenues from Managed Properties	1,101	1,005	96	9.6%
Total Segment Revenues	$1,286	$1,164	$122	10.5%
Segment Adjusted EBITDA	$148	$124	$24	19.4%
Adjusted EBITDA increased by $8 million in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due primarily to increased management and franchise fees of $5 million. Adjusted EBITDA also benefited from a decrease in selling, general, and administrative costs primarily due to a $2 million decrease in sales and marketing expense in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Adjusted EBITDA increased by $24 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due primarily to increased management and franchise fees of $26 million. These improvements were partially offset by increased selling, general, and administrative costs driven primarily by increased bad debt expense of $2 million for the nine months ended September 30, 2012 compared to the same period in 2011.
International management and franchising. International segment revenues increased by $1 million and $6 million in the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011, respectively, which included $2 million and $4 million in net unfavorable currency impacts, respectively.
Management and franchise fees increased by $1 million and $4 million in the three and nine months ended September 30, 2012, or $3 million and $8 million excluding the unfavorable currency impacts, compared to the three and nine months ended September 30, 2011, respectively. The three months ended September 30, 2012 included a $1 million increase in incentive fees compared to the three months ended September 30, 2011, while the nine months ended September 30, 2012 included a $2 million increase in base management fees and a $2 million increase in incentive fees compared to the nine months ended September 30, 2011. Of the $1 million and $4 million increase in total management and franchise fees, comparable systemwide international management and franchise fees were flat and increased $2 million, which includes $1 million and $3 million in net unfavorable currency impacts in the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011, respectively.
Comparable systemwide international full service RevPar increased 0.8% (or 5.2% excluding the unfavorable currency impacts) and increased 3.4% (or 6.8% excluding the unfavorable currency impacts) in the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011, respectively. This RevPAR improvement was primarily driven by an increase in average daily rates on a constant currency basis from the Asia Pacific and Latin America regions. Europe, Africa, and Middle East also had a significant increase in RevPAR on a constant currency basis in the three months ended September 30, 2012 compared to the same period in 2011 driven primarily by the Olympic Games in the United Kingdom. Each of our four operating areas showed RevPAR growth on a constant currency basis for the three and nine months ended September 30, 2012 when compared to the same periods last year. Excluding the effect of unfavorable currency impacts, average daily rates increased in the comparative periods across our four international operating areas. There were no properties removed from the comparable international full service hotels portfolio during the three months ended September 30, 2012. During the nine months ended September 30, 2012, we removed one property from the comparable international full service systemwide hotels portfolio.

	Three Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2012	2011	Better / (Worse)	2012	2011	Change in Occ % pts	2012	2011	Better / (Worse)
International Full Service	$148	$147	0.8%	65.0%	64.8%	0.2%	$228	$227	0.4%

	Three Months Ended September 30,
(in millions except percentages)	2012	2011	Better / (Worse)
Segment Revenues
Management and Franchise Fees	$35	$34	$1	2.9%
Other Revenues from Managed Properties	16	16	—	—%
Total Segment Revenues	$51	$50	$1	2.0%
Segment Adjusted EBITDA	$19	$17	$2	11.8%

	Nine Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2012	2011	Better / (Worse)	2012	2011	Change in Occ % pts	2012	2011	Better / (Worse)
International Full Service	$153	$148	3.4%	65.7%	64.4%	1.3%	$233	$230	1.3%

	Nine Months Ended September 30,
(in millions except percentages)	2012	2011	Better / (Worse)
Segment Revenues
Management and Franchise Fees	$114	$110	$4	3.6%
Other Revenues from Managed Properties	47	45	2	4.4%
Total Segment Revenues	$161	$155	$6	3.9%
Segment Adjusted EBITDA	$63	$59	$4	6.8%
Adjusted EBITDA increased $2 million and $4 million in the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011, which included $1 million and $3 million in net unfavorable currency impacts, respectively. The increase in EBITDA for the three months ended September 30, 2012 compared to the same period in 2011, was primarily driven by $1 million in increased management and franchise fees and decreased compensation and related expenses of $1 million. During the nine months ended September 30, 2012 compared to the same period in 2011, increased management and franchise fees drove the $4 million increase in Adjusted EBITDA.
Corporate and other.    Corporate and other includes unallocated corporate expenses, the results of our vacation ownership business and the results of our co-branded credit card. Revenues increased $3 million and $9 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The increase is primarily driven by our vacation ownership business, which achieved increased revenues of $2 million and $6 million for the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011, respectively, due to increased contract sales. The remaining increases of $1 million and $3 million in the three and nine month comparative periods, respectively, are driven by our co-branded credit card.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions except percentages)	2012	2011	Better / (Worse)		2012	2011	Better / (Worse)
Corporate and other Revenues	$25	$22	$3	13.6%	$70	$61	$9	14.8%
Corporate and other Adjusted EBITDA	$(28)	$(28)	$—	—%	$(92)	$(83)	$(9)	(10.8)%
Adjusted EBITDA was approximately flat in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, as increases in revenue for our vacation ownership business and our co-branded credit card were offset by a $3 million increase in selling, general, and administrative expenses for our unallocated corporate expenses and vacation ownership business. This increase in selling, general, and administrative expenses was driven by a $1 million increase in sales and marketing expenses for our vacation ownership business, a $1 million increase in compensation and related benefits for our unallocated corporate personnel, and a $1 million increase in corporate rent expense in the three months ended September 30, 2012 compared to the same period in 2011.
Adjusted EBITDA decreased $9 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 as the previously mentioned revenue increases were offset by an increase in selling, general, and administrative expenses for our unallocated corporate expenses and vacation ownership business of $16 million. This increase in selling, general, and administrative expenses was primarily due to compensation and related expense increases for our unallocated corporate personnel of $7 million, sales and marketing expense increases of $4 million primarily for our vacation ownership business and other unallocated miscellaneous expense increases of $4 million, primarily due to franchise taxes and corporate rent expense, during the nine months ended September 30, 2012. Additionally, other direct costs increased $3 million in the nine months ended September 30, 2012 as compared to the same the period in 2011, related primarily to a $2 million increase in direct costs for our vacation ownership business.
Eliminations.    Eliminations of $24 million and $20 million for the three months ended September 30, 2012 and 2011, respectively, and eliminations of $72 million and $58 million for the nine months ended September 30, 2012 and 2011, respectively, primarily represent fees charged by our management and franchising segments to our owned and leased hotels for managing their operations.
Non-GAAP Measure Reconciliation
We use the term Adjusted EBITDA throughout this quarterly report. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define consolidated Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro-rata share of unconsolidated hospitality ventures Adjusted EBITDA using our ownership percentage of each venture, adjusted to exclude the following items:

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
The following table sets forth Adjusted EBITDA by segment for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
(in millions, except percentages)	2012	2011	Better / (Worse)
Owned and leased hotels	$115	$106	$9	8.5%
North American management and franchising	48	40	8	20.0%
International management and franchising	19	17	2	11.8%
Corporate and other	(28)	(28)	—	—%
Consolidated Adjusted EBITDA	$154	$135	$19	14.1%

	Nine Months Ended September 30,
(in millions, except percentages)	2012	2011	Better / (Worse)
Owned and leased hotels	$340	$295	$45	15.3%
North American management and franchising	148	124	24	19.4%
International management and franchising	63	59	4	6.8%
Corporate and other	(92)	(83)	(9)	(10.8)%
Consolidated Adjusted EBITDA	$459	$395	$64	16.2%

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three and nine months ended September 30, 2012 and 2011:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Adjusted EBITDA	$154	$135	$459	$395
Equity earnings (losses) from unconsolidated hospitality ventures	(5)	1	(6)	6
Asset impairments	—	(1)	—	(2)
Other income (loss), net	(5)	(15)	12	(21)
Net loss attributable to noncontrolling interests	—	1	—	2
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(18)	(22)	(58)	(59)
EBITDA	126	99	407	321
Depreciation and amortization	(88)	(75)	(263)	(218)
Interest expense	(18)	(15)	(53)	(42)
(Provision) benefit for income taxes	3	5	(19)	—
Net income attributable to Hyatt Hotels Corporation	$23	$14	$72	$61

Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments and cash generated from our operations. As part of our business strategy, we also recycle capital by using net proceeds from dispositions to support acquisitions and new investment opportunities. When appropriate, we also borrow cash under our revolving credit facility or from other third party sources, and may also raise funds by issuing debt or equity securities as necessary. We maintain a cash investment policy that emphasizes preservation of capital. At September 30, 2012 and December 31, 2011, we had cash and cash equivalents and short-term investments of $988 million and

$1,122 million, respectively. We believe that our cash position, short-term investments and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives in the foreseeable future.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan. On August 1, 2012, the Company announced that the Board of Directors authorized the repurchase of up to $200 million of the Company's common stock. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. Refer to Note 13 for further details of our repurchase plan.
Sources and Uses of Cash
At September 30, 2012 and December 31, 2011, we had cash and cash equivalents of $446 million and $534 million, respectively. Additionally, we had short-term investments in certificates of deposit and other marketable securities of $542 million and $588 million as of September 30, 2012 and December 31, 2011, respectively.

(in millions)	Nine Months Ended September 30,
	2012	2011
Cash provided by (used in):
Operating activities	$366	$338
Investing activities	(419)	(805)
Financing activities	(30)	56
Effects of changes in exchange rate on cash and cash equivalents	(5)	(9)
Net decrease in cash and cash equivalents	$(88)	$(420)
Cash Flows from Operating Activities
Cash flows provided by operating activities totaled $366 million in the nine months ended September 30, 2012, compared to $338 million in the same period last year. Cash flow from operations increased in the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011 due to cash generated from operations.
Cash Flows from Investing Activities
Cash flows used in investing activities totaled $419 million in the nine months ended September 30, 2012 compared to $805 million used in the same period last year. For the nine months ended September 30, 2012 and 2011, capital expenditures were $210 million and $216 million, respectively (see "Capital Expenditures" below).
During the nine months ended September 30, 2012, we acquired the common stock of an entity that owned a full service hotel in Mexico City, Mexico, for a net purchase price of $190 million, of which $10 million is held in restricted cash at September 30, 2012. In the nine months ended September 30, 2012, we invested a total of $52 million in unconsolidated hospitality ventures, which included $45 million related to our commitment to the development of a property in Hawaii. During the nine months ended September 30, 2012, we executed a $50 million note related to the development of a property in New York City. During the third quarter of 2012, we sold our interest in two equity method investments, which own and operate hotels, to a third party for $52 million and, additionally, a $51 million reduction in our proportionate share of debt of these unconsolidated joint ventures. Additionally, during the first nine months of 2012, we had a total of $68 million in net proceeds from maturities of available-for-sale securities and sales of equity securities.
During the third quarter of 2011, we acquired 19 properties and other assets from LodgeWorks, with an additional hotel acquisition closing during the fourth quarter of 2011, for a total purchase price of approximately $632 million, of which approximately $611 million was paid during the quarter. During the nine months ended September 30, 2011, we acquired three properties in California for a total purchase price of approximately $77 million. In the nine months ended September 30, 2011, we invested a total of $41 million in marketable securities, short-term investments and unconsolidated hospitality ventures. During the nine months ended September 30, 2011, we entered into an agreement with a third party to sell eight properties for a combined sales price of $110 million ($90 million, net of $20 million contributed to a new joint venture) and we also sold a Company owned airplane for $18 million, net of closing costs.

Cash Flows from Financing Activities
Cash flows used in financing activities were $30 million for the nine months ended September 30, 2012 compared to cash flows provided by financing initiatives of $56 million in the same period last year. The change is driven by our issuance of senior notes in 2011, offset by significantly higher common stock repurchase activity in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2012. In the third quarter of 2011, we issued $500 million of senior notes, which resulted in $494 million in net proceeds, after deducting underwriters' discounts and offering expenses payable by the Company of approximately $4 million. The Company entered into share repurchase transactions in both the nine month periods ended September 30, 2012 and 2011, with 8,987,695 shares of Class B common stock totaling $396 million purchased in 2011 and 911,244 shares of Class A common stock totaling $35 million purchased in 2012, with $33 million of the $35 million paid during the period. Additionally, during the nine months ended September 30, 2011, we received $25 million from a loan that we assigned to a newly formed joint venture formed for the purpose of owning and operating the Hyatt Regency Minneapolis. The loan was obtained during the first quarter of 2011 and the proceeds from the loan were retained by the Company. During the nine months ended September 30, 2011, we had $54 million in debt repayments. During the three and nine months ended September 30, 2012 and 2011 we had no drawings on our revolving credit facility.
The following is a summary of our debt to capital ratios:

(in millions, except percentages)	September 30, 2012	December 31, 2011
Consolidated debt (1)	$1,223	$1,225
Stockholders’ equity	4,895	4,818
Total capital	6,118	6,043
Total debt to total capital	20.0%	20.3%
Consolidated debt (1)	1,223	1,225
Less: Cash and cash equivalents and short-term investments	988	1,122
Net consolidated debt (cash and short-term investments)	235	103
Net debt to total capital	3.8%	1.7%

(1)
Excludes approximately $567 million and $543 million of our share of unconsolidated hospitality venture indebtedness as of September 30, 2012 and December 31, 2011, respectively, substantially all of which is non-recourse to us.

Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance, enhancements to existing properties and investment in new properties.
During the nine months ended September 30, 2012, we had total capital expenditures of $210 million, which included $114 million for enhancements to existing properties, $64 million for maintenance and $32 million for investment in new properties. Included in the $32 million for investment in new properties is $18 million related to the final payment for a parcel of land in Latin America that we acquired in 2010 and that we intend to use for future hotel development. During the comparable period in 2011, our total capital expenditures were $216 million, which included $158 million for enhancements to existing properties, $49 million for maintenance and $9 million for investment in new properties. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations.
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
We are in compliance with all applicable covenants under the indenture governing our Senior Notes as of September 30, 2012.
Revolving Credit Facility
In September 2011, we entered into an Amended and Restated Credit Agreement with a syndicate of lenders that amended and restated our prior revolving credit facility to increase the borrowing availability under the facility from $1.1 billion to $1.5 billion and extend the facility's expiration from June 29, 2012 to September 9, 2016. The revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper back-up and permitted investments and acquisitions. The average daily borrowings under the revolving credit facility were $0 for the nine months ended September 30, 2012 and 2011, respectively. There was no outstanding balance on this credit facility at September 30, 2012 or December 31, 2011.
We did, however, have $99 million in outstanding undrawn letters of credit that are issued under our revolving credit facility (which reduces the availability thereunder by the corresponding amount) as of September 30, 2012 and December 31, 2011.
We are in compliance with all applicable covenants as of September 30, 2012.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $120 million in letters of credit outstanding at September 30, 2012 and December 31, 2011. We had letters of credit issued directly with financial institutions of $21 million at September 30, 2012 and December 31, 2011. These letters of credit had weighted average fees of 129 basis points at September 30, 2012. The range of maturity on these letters of credit was up to nine months as of September 30, 2012.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At September 30, 2012, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
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
During the three months ended June 30, 2011, we entered into treasury-lock derivative instruments with $250 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the 2021 Notes we issued in August 2011 (see Note 9). We settled the treasury-lock derivative instruments at the inception of the loan agreement for the 2021 Notes in August 2011. The $14 million loss on the settlement was recorded to accumulated other comprehensive loss and will be amortized over the remaining life of the 2021 Notes. For the three and nine months ended September 30, 2012, the amount of incremental interest expense was insignificant and $1 million, respectively.
As of September 30, 2012 and December 31, 2011, we held a total of four and eight $25 million interest rate swap contracts, respectively, each of which expires on August 15, 2015. Taken together, these swap contracts effectively convert a total of $100 million and $200 million, as of September 30, 2012 and December 31, 2011, respectively, of the $250 million of senior notes issued in August 2009 with a maturity date of August 15, 2015 (the “2015 Notes”) to floating rate debt based on three-month LIBOR plus a fixed rate component. The fixed rate component of each swap varies by contract, ranging from 4.5675% to 4.77%. The interest rate swaps were designated as a fair value hedge as their objective is to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as fair value hedges at inception and at September 30, 2012 and December 31, 2011 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes. At September 30, 2012 and December 31, 2011, the fixed to floating interest rate swaps were recorded within other assets at a value of $2 million and $7 million, respectively, offset by a fair value adjustment to long-term debt of $2 million and $8 million, respectively. At September 30, 2012 and December 31, 2011, the difference between the other asset value and fair market value adjustment to long-term debt includes the ineffective portion of the swap life-to-date in an insignificant amount and $1 million, respectively.
During the three and nine months ended September 30, 2012, we terminated three and four $25 million interest rate swap contracts, respectively, for which we received cash payments of $6 million and $8 million, respectively, to settle the fair value of the swaps. The cash payments received during the three and nine months ended September 30, 2012 included $1 million of accrued interest. These amounts are included within the carrying value of long-term debt at September 30, 2012. The cash received from the terminations will be amortized as a benefit to interest expense over the remaining term of the 2015 Notes. See Note 9 to the accompanying condensed consolidated financial statements for further information on our interest rate risk.
A hypothetical 10% increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by an insignificant amount.
Foreign Currency Exposures and Exchange Rate Instruments
We conduct business in various foreign currencies and use foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. These foreign currency exposures typically arise from intercompany loans and other intercompany transactions. The U.S. dollar equivalent of the notional amount of the forward contracts as of September 30, 2012 and December 31, 2011 was $260 million and $245 million, respectively, all of which expire within the next twelve months. We intend to offset the gains and losses related to our intercompany loans and transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income attributable to Hyatt Hotels Corporation. We expect to continue this practice relating to our intercompany loans and transactions, and may also begin to manage the risks associated with other transactional and translational foreign currency volatility within our business. See Note 9 to the accompanying condensed consolidated financial statements for further information on our foreign currency exposures and exchange rate risk.

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

            In September 2012 a putative class action was filed against the Company, several other hotel companies and several online travel companies in federal district court in Connecticut seeking an unspecified amount of damages and equitable relief for an alleged violation of the federal antitrust laws. The online travel companies and the other hotel companies have also been named in other actions, and a motion for consolidation is before the Judicial Panel on Multi-District Litigation. The Company disputes the allegations and will defend its interests vigorously.  We currently do not believe the ultimate outcome of this litigation will have a material effect on our consolidated financial position, results of operation or liquidity.

Item 1A. Risk Factors.

At September 30, 2012, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company's purchases of shares of Class A common stock during the quarter ended September 30, 2012:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number(or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Program
July 1 to July 31, 2012	—	$—	—	$—
August 1 to August 31, 2012	472,608	37.84	472,608	$182,118,815
September 1 to September 30, 2012	438,636	39.80	438,636	$164,661,889
Total	911,244	$38.78	911,244

(1) On August 1, 2012, we announced the approval of a share repurchase program pursuant to which we are authorized to purchase up to $200 million shares of Class A common stock (the “Repurchase Program”) in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. The Repurchase Program does not have an expiration date, and it is the only such program that currently exists.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5.     Other Information.

None.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

3.1
Amended and Restated Certificate of Incorporation of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on November 2, 2009)

3.2
Certificate of Retirement of 38,000,000 Shares of Class B Common Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 17, 2009)

3.3
Certificate of Retirement of 539,588 Shares of Class B Common Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 16, 2010)

3.4
Certificate of Retirement of 8,987,695 Shares of Class B Common Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 18, 2011)

3.5
Certificate of Retirement of 1,000,000 Shares of Class B Common Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 28, 2012)

10.1
Employment Letter, dated as of July 31, 2012, between Hyatt Hotels Corporation and Gebhard F. Rainer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 1, 2012)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Hyatt Hotels Corporation

Date:	October 31, 2012	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial and accounting officer of the registrant.

Date:	October 31, 2012	By:	/s/ Gebhard F. Rainer
Gebhard F. Rainer
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)