Form 10-Q/A
period 2012-09-30
Hyatt Hotels Corp
filed 2012-11-01
CIK 1468174

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

EXPLANATORY NOTE

On October 31, 2012, the Company filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “10-Q”) with the Securities and Exchange Commission. The certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed as exhibits 32.1 and 32.2 to the 10-Q referred to the incorrect quarterly period. The Company hereby files this Amendment No. 1 on Form 10-Q/A, which includes the new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, to correct this error. This amendment speaks as of the date of the original report and does not update or modify the disclosures therein in any way other than as described above.

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

Hyatt Hotels Corporation

Date:	November 1, 2012	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial and accounting officer of the registrant.

Date:	November 1, 2012	By:	/s/ Gebhard F. Rainer
Gebhard F. Rainer
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)