Form 10-K
period 2012-12-31
Hyatt Hotels Corp
filed 2013-02-13
CIK 1468174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2012, the aggregate market value of the registrant’s Class A common stock, $0.01 par value, held by non-affiliates of the registrant was approximately $1,684.4 million (based upon the closing sale price of the Class A common stock on June 29, 2012 on The New York Stock Exchange). The market value of the registrant’s Class B common stock is not included in the above value as there is no active market for such stock.

As of January 31, 2013, there were 46,637,780 shares of the registrant’s Class A common stock, $0.01 par value, outstanding and 115,434,342 shares of the registrant’s Class B common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be held on June 10, 2013.

HYATT HOTELS CORPORATION

FISCAL YEAR ENDED DECEMBER 31, 2012

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

•	general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth;

•	levels of spending in business and leisure segments as well as consumer confidence;

•	declines in occupancy and average daily rate;

•	limited visibility with respect to short and medium-term group bookings;

•	loss of key personnel;

•	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;

•	travel-related accidents;

•	natural or man-made disasters such as earthquakes, tsunamis, tornados, hurricanes, floods, oil spills and nuclear incidents;

•	our ability to successfully achieve certain levels of operating profit at hotels that have performance guarantees with our third-party owners;

•	our ability to successfully execute and implement our organizational realignment and the costs associated with such organizational realignment;

•	the impact of hotel renovations;

•	our ability to successfully execute and implement our common stock repurchase program;

•	the seasonal and cyclical nature of the real estate and hospitality businesses;

•	changes in distribution arrangements, such as through internet travel intermediaries;

•	changes in the tastes and preferences of our customers;

•	relationships with associates and labor unions and changes in labor laws;

•	financial condition of, and our relationships with, third-party property owners, franchisees and hospitality venture partners;

•	risks associated with potential acquisitions and dispositions;

•	changes in federal, state, local or foreign tax law;

•	increases in interest rates and operating costs;

•	foreign exchange rate fluctuations or currency restructurings;

•	lack of acceptance of new brands or innovation;

•	general volatility of the capital markets and our ability to access the capital markets;

•	changes in the competitive environment in our industry and the markets where we operate;

•	outcomes of legal proceedings; and

•	violations of regulations or laws related to our franchising business.

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

As used in this annual report, the term “properties” refers to hotels that we manage, franchise, own or lease and our residential and vacation ownership units that we develop, sell and/or manage. “Hyatt-branded” refers to properties operated under our brands, including Park Hyatt, Andaz, Hyatt, Grand Hyatt, Hyatt Regency, Hyatt Place and Hyatt House. Residential ownership units refers to residential units that we manage, provide services to or license our trademarks with respect to (such as serviced apartments and Hyatt-branded residential units), some of which we own, that are part of mixed-use projects, which are often adjacent to a Hyatt-branded full service hotel. Vacation ownership units refers to the fractional and timeshare units that we develop, sell or manage that are part of the Hyatt Residence Club. Hospitality ventures refer to entities in which we own less than a 100% equity interest.

As used in this annual report, the term “associates” refers to the more than 95,000 individuals working at our corporate and regional offices and our managed, franchised and owned properties. We directly employ approximately 45,000 of these 95,000 associates. The remaining associates are employed by third-party owners and franchisees of our hotels.

Hyatt®, Park Hyatt®, Andaz®, Grand Hyatt®, Hyatt Regency®, Hyatt Place®, Hyatt House™, Hyatt Residence Club™, Hyatt Vacation Club®, Hyatt Gold Passport®, Hyatt Resorts™ and related trademarks, logos, trade names and service marks appearing in this annual report are the property of Hyatt Corporation, a wholly owned subsidiary of Hyatt Hotels Corporation. All other trademarks, trade names or service marks appearing in this annual report are the property of their respective owners.

Part I

Item 1.	Business.

Our History

Hyatt was founded by Jay Pritzker in 1957 when he purchased the Hyatt House motel adjacent to the Los Angeles International Airport. In 2004 substantially all of the hospitality assets owned by Pritzker family business interests, including Hyatt Corporation and Hyatt International Corporation, were consolidated under a single entity whose name was subsequently changed to Global Hyatt Corporation. On June 30, 2009, Global Hyatt Corporation changed its name to Hyatt Hotels Corporation. Hyatt Hotels Corporation is a global hospitality company with widely recognized, industry leading brands. We completed our initial public offering of our Class A common stock on November 10, 2009.

Corporate Realignment

On October 1, 2012 we implemented a realignment of our corporate and regional operations to enhance organizational effectiveness and adaptability. The changes are designed to facilitate rapid innovation and further advance Hyatt toward its goal of becoming the preferred hospitality brand for our associates, guests and owners. The organizational evolution is designed to position Hyatt to adapt quickly and effectively to guest and hotel owner needs during the expansion and growth we anticipate across all of our brands in multiple markets over the next several years.

As part of the realignment, we established three operating segments: Americas management and franchising; Southeast Asia, as well as China, Australia, South Korea and Japan (“ASPAC”) management and franchising; and Europe, Africa, the Middle East and Southwest Asia (“EAME/SW Asia”) management. The operating segments, together with our owned and leased hotels, form our four reportable segments. The results of our vacation ownership business, Hyatt co-branded credit card and unallocated corporate overhead continue to be reported within corporate and other. See Note 20 to our consolidated financial statements included in this annual report for additional information on our segments. Additionally, as part of our realignment, we created two new groups. The Real Estate and Capital Strategy Group, whose costs are included as part of corporate and other and the Global Operations Center (“GOC”), whose costs are allocated to our management and franchising businesses. Below is a brief description of these new groups.

Real Estate and Capital Strategy Group

The Real Estate and Capital Strategy Group is responsible for implementing Hyatt’s overall capital strategy, managing its hotel asset base and providing support to Hyatt’s development professionals around the world. The principal areas of responsibility for the group are as follows: (1) managing new hotel development and owned hotel capital expenditure projects, (2) developing and executing a strategy for the recycling of our hotel real estate assets, (3) providing support to our development teams, particularly for transactions involving capital and (4) initiating and executing multi-property or merger and acquisition transactions consistent with our growth strategy.

Global Operations Center

The role of the GOC is to add value by working to unify Hyatt and enable transformation to ensure that we optimize our structure and resources. The GOC exists for two primary purposes. The first is to align the process and philosophy around how we, as one Hyatt, define our brands, design and operate our hotels, manage and develop our talent and deliver innovative guest experiences. The second is to drive a forward thinking culture that is focused on the creation of new hospitality experiences, concepts, partnerships, customers and leaders whose influence will define the future landscape of what we call today, authentic hospitality. In addition, the GOC oversees Hyatt’s information technology resources, worldwide sales organization and call centers.

Overview

Hyatt Hotels Corporation is a global hospitality company with widely recognized, industry leading brands and a tradition of innovation developed over our more than fifty-year history. We manage, franchise, own and develop Hyatt-branded hotels, resorts and residential and vacation ownership properties around the world. As of December 31, 2012, our worldwide portfolio consisted of 500 properties (135,144 rooms and units). See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” for a categorized breakdown of our portfolio.

Our full service hotels and resorts operate under five established brands, Park Hyatt, Andaz, Hyatt, Grand Hyatt and Hyatt Regency. Our two select service brands are Hyatt Place and Hyatt House, an extended stay brand. We develop, sell or manage vacation ownership properties in select locations as part of the Hyatt Residence Club. We also manage, provide services to or license our trademarks with respect to residential ownership units that are often adjacent to a Hyatt-branded full service hotel. We consult with third parties in the design and development of such mixed-use projects based on our expertise as a manager and owner of vacation ownership properties, residential properties and hotels.

Our associates, to whom we refer as members of the Hyatt family, are more than 95,000 individuals working at our corporate and regional offices and our managed, franchised and owned properties in 46 countries around the world. Substantially all of our hotel general managers are trained professionals in the hospitality industry with extensive hospitality experience in their local markets and host countries. The general managers of our managed properties are empowered to operate their properties on an independent basis using their market knowledge, management experience and understanding of our brands. Our associates and hotel general managers are supported by our regional management teams located in cities around the world and our executive management team, headquartered in Chicago.

We primarily derive our revenues from hotel operations, management and franchise fees, other revenues from managed properties and sales of vacation ownership properties. For the years ended December 31, 2012 and 2011, revenues totaled $3.9 billion and $3.7 billion, respectively, net income attributable to Hyatt Hotels Corporation totaled $88 million and $113 million, respectively, and Adjusted EBITDA totaled $606 million and $538 million, respectively. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics Evaluated by Management—Adjusted EBITDA” for our definition of Adjusted EBITDA, why we present it, and for a reconciliation of our consolidated Adjusted EBITDA to net income attributable to Hyatt Hotels Corporation for the periods presented. For the years ended December 31, 2012 and 2011, 79.5% and 78.7% of our revenues, respectively, were derived from operations in the United States. As of December 31, 2012, 72.9% of our long-lived assets were located in the United States. As of December 31, 2012, we had total debt of $1.2 billion, cash and cash equivalents of $413 million and short-term investments of $514 million. As of December 31, 2012, we had available borrowing capacity of $1.4 billion under our revolving credit facility. These sources provide us with significant liquidity and resources for future growth.

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

Our mission, goal and values are interdependent, and we refer to this interdependence as the “Hyatt value chain.” The Hyatt value chain begins with our associates. We believe that our efforts to engage our associates in planning for how we can better serve our fellow associates, guests and owners contributes to their commitment to genuine service, which is the first step to achieving high levels of guest satisfaction. In our view, motivating our associates to become personally involved in serving and demonstrating loyalty to our guests is central to fulfilling our mission. We rely upon the management teams at each of our managed properties to lead by example and we provide them with the appropriate autonomy to make operational decisions in the best interest of the hotel and brand. We believe the managers of our franchised properties are experienced operators with high standards and have demonstrated commitment to our values and our approach to guest service that is designed to enhance guest satisfaction. High levels of guest satisfaction lead to increased guest preference for our brands, which we believe results in a strengthened revenue base over the long term. We also believe that engaged associates will enhance efficient operation of our properties, resulting in improved financial results for our property owners. Sustained adherence to these principles is a basis for our brand reputation and is one of the principal factors behind the decisions by our diverse group of hotel owners and developers to invest in Hyatt-branded properties around the world. We work with existing and prospective hotel owners and developers to increase our presence around the world, which we expect will lead to guest satisfaction, brand preference, and new channels for professional growth for our associates.

Our Competitive Strengths

We have significant competitive strengths that support our goal of being the most preferred brand for our associates, guests and owners.

World Class Brands.    We believe that our widely recognized, industry leading brands provide us with a competitive advantage in attracting and driving preference for our associates, guests and owners. We have consistently received top rankings, awards and accolades for service and guest experience from independent publications and surveys, including Condé Nast Traveler, Travel and Leisure, Mobil and AAA (with whom more than 65 of our hotels hold four diamond status). Our brand recognition and strength is key to our ability to drive preference for our brands among our associates, guests and owners.

Global Platform with Compelling Growth Potential.    Our existing global presence is widely distributed and we operate in 20 of the 25 most populous urban centers around the globe. We believe that our existing hotels provide us with a strong platform from which to selectively pursue new growth opportunities in markets where we are under-represented. Our dedicated global development executives in offices around the world apply their experience, judgment and knowledge to ensure that new Hyatt branded hotels enhance preference for our brands. An important aspect of our compelling growth potential is our strong brand presence in higher growth markets such as India, China, Russia, the Middle East and Brazil. The combination of our existing presence and brands, experienced development team, established third-party relationships and significant access to capital provides us with a strong foundation for future growth and long-term value creation.

Deep Culture and Experienced Management Teams.    Hyatt has a strong culture rooted in values that have supported our past success and form the foundation for our future. The members of the Hyatt family are united by shared values, a common mission and a common goal. The associates at our properties are led by an experienced group of general managers. For example, the general managers at our full service owned and managed hotels have an average tenure of more than 22 years at Hyatt. Regional management teams located around the world support our hotel general managers by providing corporate resources, mentorship and coaching, owner support and other assistance necessary to help them achieve their goals. Senior operating management has an average of over 30 years of experience in the industry. Our experienced executive management team sets overall policies for our company, supports our regional teams and our associates around the world, provides strategic direction and leads our global growth initiatives.

Strong Capital Base and Disciplined Financial Approach.    Our approach is to maintain appropriate levels of financial leverage and liquidity through industry cycles and economic downturns. As of

December 31, 2012, we had cash and cash equivalents and short-term investments of $927 million and available borrowing capacity of $1.4 billion. We believe that as a result of our balance sheet strength, we are uniquely positioned to take advantage of strategic opportunities to develop or acquire properties and brands. We adhere to a formal investment process in evaluating such opportunities with input from various groups within our global organization.

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

High Quality Owned Hotels Located in Desirable Markets.    As of December 31, 2012, we operate a high quality portfolio of 95 owned properties and 32 managed or franchised properties that are owned or leased by unconsolidated hospitality ventures, consisting of luxury and upper-upscale full service and select service hotels in key markets. Our owned full service hotels are located primarily in key markets, including major business centers and leisure destinations with strong growth potential, such as Chicago, London, New York, Paris, San Francisco, Seoul and Zurich. Our hospitality ventures include 50% ownership interests in properties in Mumbai and São Paulo. A number of our owned hotels and hospitality venture properties are unique assets with high name recognition and a strong position in their local markets. In 2012, a Hyatt subsidiary acquired a full service hotel in Mexico City, giving us an asset in one of the world’s most populous cities. The acquisition of 20 owned hotels from LodgeWorks, L.P. and its private equity partners (collectively, “LodgeWorks”) in 2011 further expanded Hyatt full service and select service brands into new markets in the United States. As a significant owner of hotel assets, we believe we are well-positioned for a strengthening of demand as we expect earnings growth from owned properties to outpace growth in revenues at those properties due to the relatively high fixed cost structure of operating hotels. This benefit can be achieved through increased earnings from our owned assets and through value realized from selected asset sales.

A Track Record of Innovation.    Successful innovation has been a hallmark of Hyatt since its founding. Hyatt has a long history of commitment to impactful architectural design in both the large-scale convention market and smaller leisure spaces. Our dedicated innovation function, with representation at the highest level of our organization, ensures we continuously probe deeper and uncover new opportunities for enhancing the guest experience in each of our brands. For example, in 2012, this team led extensive research and testing in multiple hotels and brands around the world to explore enhancements to our functional design, guest experience, meetings, Hyatt Gold Passport and more. In addition, we have been successful in the introduction of new service models to the industry. We launched our Hyatt Place brand in 2006 and our Andaz brand in 2007, each of which features a unique internally developed service model that eliminates a number of de-personalized aspects of the hotel experience. In 2011, we launched Hyatt House, a revitalized extended stay concept that was designed based on insights gained from guests who frequently utilize extended stay hotels. We also have a long track record of creative approaches to food and beverage at our hotels throughout the world, which have led to highly profitable venues that create demand for our hotel properties, particularly in Asian markets. In 2012, we introduced Food Thoughtfully Sourced, Carefully Served, an industry-leading, global effort and new philosophy to provide healthy, sustainable and responsible food and beverage options for guests and associates. To further demonstrate our dedication to Food Thoughtfully Sourced, Carefully Served, we joined forces with Partnership For a Healthier America, and have committed to continuously enhancing the nutritional profile of food menus at full-service managed Hyatt properties across the U.S. and Canada over the next 10 years.

Our Business Strategy

Our goal is to be the most preferred brand in each customer segment that we serve for our associates, guests and owners. In order to achieve this goal, we apply what we know about what our customers need and want and we deliver experiences that we believe are valuable to them. This understanding and focus informs our strategies for improving the performance of our existing hotels and expanding the presence of the Hyatt brand in markets worldwide.

Brand Definition and Differentiation

In support of our goal to be the most preferred brand in each segment we serve, our brand strategy has focused on defining and differentiating Hyatt’s brand portfolio. As we explore how guest experiences and authentic hospitality may manifest differently from brand to brand, our objective is to differentiate our brands both from competitors and from other brands within the Hyatt portfolio. Because visual identity is a key component of differentiation, we launched new logos and visual identities for Grand Hyatt, Hyatt, Hyatt Regency and Hyatt House in 2012. Each brand identity was developed to create a distinct look and reflect the unique experiences and attributes that distinguish the brands. The launch of the new visual identities included a full refresh of advertising and marketing collateral, in-hotel collateral materials and building signage and constitutes a first step toward differentiating our brands while keeping each strongly linked to our trusted Hyatt master brand. Conversion to the new brand identities will continue through early 2014.

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

¡

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

¡

Increase Share of Hotel Stays.    We intend to expand Hyatt’s share of hotel stays by continuously striving to provide genuine guest service and delivering value to our guests. Our existing customer base is diverse with different needs and preferences. We aim to provide differentiated service and product offerings targeted at each customer segment within each of our brands, such as meeting planners and convention guests, leisure guests and business travelers, in order to satisfy our customers’ specific needs. To provide our customers with the level of service and authentic hospitality that they have come to expect, we are committed to maintaining and renovating our properties over time. Our Hyatt Gold Passport guest loyalty program is designed to attract new guests and to demonstrate our loyalty to our best guests. In the year ended December 31, 2012, new membership enrollment in our Hyatt Gold Passport program increased by 16.3%, bringing our total enrollment to over 14 million members. Stays by Hyatt Gold Passport members represent 33.5% of total room nights during 2012. In 2012, Hyatt Gold Passport won a Freddie Award for the best elite travel program in the Middle East and Asia / Oceania. The Hyatt Card, a co-branded Visa® credit card originally launched in 2010 by Hyatt and Chase Card Services, continued to attract new card members in 2012. Additionally, card benefits were enhanced to include double points on certain spend categories and the advancement of qualifying nights and stays toward Hyatt Gold Passport Diamond status based on meeting certain spend thresholds.

¡

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

¡

Increase Market Presence.    We focus our expansion efforts on under-penetrated markets where we already have an established presence and locations where our guests are traveling but where we do not have a presence. We intend to expand our presence by increasing the number of hotels under Hyatt brand affiliation, primarily by entering into new management and franchising agreements. We believe our intense focus on each customer group that we serve and our understanding of how we can serve them in new locations will result in good growth. We have made significant progress in expanding our presence through development of new hotels and conversion of existing hotels over the past few years. In New York City for example, we opened two Andaz properties in 2010 and we opened Hyatt 48Lex in 2011. With these three new hotels, the newly renovated Grand Hyatt New York and contract signings for additional properties in New York City, including the Park Hyatt New York, we expect to double our properties in New York City from 2012 to 2014 (with each property either newly built or freshly renovated in recent years). In 2012, a Hyatt subsidiary acquired the 756-room Hotel Nikko Mexico and rebranded the hotel Hyatt Regency Mexico City. As a result of this acquisition and rebranding, the Hyatt Regency brand is establishing a strong presence in Mexico City with a business and leisure hotel located in Polanco, Mexico City’s most desirable area. Expansion in emerging markets like China and India is central to our international growth strategy as penetration into growing cities and resort destinations provides the Company with the opportunity to drive preference for our brands as we serve a broader base of guests in these high growth markets. As of December 31, 2012, there were approximately 50 Hyatt hotels open or under development in China in key markets such as Beijing, Hong Kong, Macau, Shanghai and Shenzhen. In India, the total number of Hyatt hotels under development was approximately 50 properties as of December 31, 2012. In addition to China and India, we have also announced further expansion plans into other key foreign markets including Chile, Colombia, Austria, Russia, Netherlands and Abu Dhabi.

¡

Expand our Select Service Presence.    We intend to expand Hyatt Place and Hyatt House, which we believe will support our overall growth and enhance the performance of all of our brands. We intend to grow our select service presence through construction of new franchised properties by third-party developers, conversion and renovation of existing non-Hyatt properties, and in certain cases, participation in the development of properties that would be managed by us. During 2011, we announced the acquisition of three Woodfin Suites hotels in California that were rebranded as Hyatt House hotels. Additionally, with the exception of one property that has been rebranded a Hyatt hotel, all of the Hotel Sierra properties acquired from LodgeWorks were rebranded as Hyatt House hotels. These acquisitions allowed us to expand our extended stay presence significantly in 2011. We have a dedicated select service development team, which as part of the LodgeWorks transaction added key associates to provide added strength to future development. We believe that the opportunity for properties that provide a select offering of services at a lower price point than full service hotel alternatives is particularly compelling in certain markets, such as India, China and the Middle East, where there is a large and growing middle class along with a meaningful number of local business travelers. In 2012, we opened the first Hyatt Place hotels outside of the United States. Hyatt Place San Jose/Pinares was not only the first Hyatt Place to open outside of the United States, but was also the first Hyatt branded hotel to open in Costa Rica. Our first Hyatt Place in India, Hyatt Place Hampi in Karnataka, followed the Hyatt Place San Jose/Pinares as the second Hyatt Place hotel to open outside the United States. In addition to these hotels, we have announced new management agreements for 30 select service properties currently under development in China, India, Thailand, Morocco, Panama and Saudi Arabia.

¡

Increase Focus on Franchising.    We intend to increase our franchised hotel presence, primarily in the United States, for our select service brands and our Hyatt and Hyatt Regency brands. By increasing our focus on franchising, we believe that we will gain access to capital from developers and property owners that specifically target franchise business opportunities. We have an internal team dedicated to supporting our franchise owners and to driving the expansion of our franchised hotel presence. We plan to expand existing relationships and develop new relationships with franchisees who demonstrate an ability to provide excellent customer service and maintain our brand standards.

¡

Utilize our Capital and Asset Base for Targeted Growth.    The combination of our significant liquidity and strong capital position coupled with our large, high quality asset base provides a unique platform to support our growth strategy. As part of our organizational realignment in 2012, we formed a Real Estate and Capital Strategy group in order to bring a comprehensive approach to our efforts to recycle hotel real estate assets and to manage capital deployment in furtherance of our expansion plans as described above under “-Increase Market Presence” and “-Expand our Select Service Presence.” This group will oversee all investments made by the Company in hotel properties on a global basis and pursue new investment models to allow third party developers to derive more value from their commitment to build Hyatt-branded hotels. All capital deployment will be done with an objective to maximize long-term shareholder value and we will assess and balance liquidity, value and strategic importance in each instance. We also will continue to commit capital to fund the renovation of certain assets in our existing owned portfolio. While we will selectively dispose of hotel properties, we expect to maintain significant ownership of hotel properties over time given our focus and expertise as an owner. During 2012, a Hyatt subsidiary acquired the Hotel Nikko Mexico, which we subsequently rebranded the Hyatt Regency Mexico City. We believe the introduction of the Hyatt Regency Mexico City marks an important step in expanding the presence of Hyatt-branded hotels in Mexico and throughout Latin America. During 2011, we acquired three Woodfin Suites properties and 20 hotels, along with branding, management and franchising rights to an additional four hotels, from LodgeWorks. In addition to these acquisitions, we continued to invest capital for development. Throughout 2011 and 2012, we continued funding the redevelopment of a resort in Hawaii. During 2011, we increased our commitment in connection with the development of the Park Hyatt New York. In 2012, we sold ten properties, including two full service and eight select service properties. In 2011, we sold nine properties to newly formed hospitality ventures in which we have an ownership interest. We continue to manage or franchise all of these properties.

¡

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

Description of Our Brands

Brand	Segment	Customer Base	December 31, 2012 Rooms/Units (1)				Selected Competitors	Key Locations
			% of our Total	Americas Region	ASPAC Region	EAME/SW Asia Region
	Full Service/ Luxury	Individual business and leisure travelers; small meetings	5%	1,630	1,887	2,497	Four Seasons, Ritz-Carlton, Peninsula, St. Regis, Mandarin Oriental	Buenos Aires, Dubai, Paris, Shanghai, Sydney, Washington D.C.

	Full Service/ Upper Upscale	Individual business and leisure travelers; small meetings	1%	1,127	307	389	W, Mondrian, The Standard	Amsterdam, London, Los Angeles, New York, Shanghai

	Full Service/ Upper Upscale	Business and leisure travelers; small meetings	5%	6,000	759	189	Marriott, Hilton, InterContinental, Westin, independent and boutique hotels	Abu Dhabi, New York, San Francisco, Seattle, Key West

	Full Service/ Upper Upscale	Individual business and leisure travelers; large and small meetings, social events	16%	8,982	9,457	3,076	Mandarin Oriental, Shangri-La, InterContinental, Fairmont	Beijing, Berlin, Dubai, Hong Kong, New York, Tokyo

	Full Service/ Upper Upscale	Conventions, business and leisure travelers; large and small meetings, social events; associations	49%	50,300	8,594	7,947	Marriott, Sheraton, Hilton, Renaissance, Westin	Boston, Delhi, London, Los Angeles, San Francisco

	Select Service/ Upscale	Individual business and leisure travelers; small meetings	16%	22,220	—	115	Courtyard by Marriott, Hilton Garden Inn	Atlanta, Dallas, Houston, Miami, Phoenix

	Select Service/ Extended Stay	Extended stay guests; individual business and leisure travelers; families; small meetings/trainings	6%	7,603	—	—	Residence Inn by Marriott, Homewood Suites	Austin, Boston, Dallas, Miami, San Francisco

	Vacation Ownership/ Branded Residential	Owners of vacation units, repeat Hyatt business and leisure guests	2%	963	128	974	Hilton Vacation Club, Marriott Vacation Club, Starwood Vacation Ownership	Aspen, Beaver Creek, Carmel, Dubai, Fukuoka, Key West, Mumbai

(1)	Room/Unit counts include owned, leased, managed, franchised, vacation ownership, branded residential and joint ventures.

Park Hyatt

Park Hyatt provides discerning, affluent individual business and leisure guests with elegant and luxurious accommodations. Guests of Park Hyatt receive gracious and highly attentive personal service in an intimate and contemporary environment. Located in many of the world’s premier destinations, each Park Hyatt is custom designed to combine sophistication with distinctive regional character. Park Hyatt features well-appointed guestrooms, meeting and special event spaces for smaller groups, critically acclaimed art programs and signature restaurants featuring award-winning chefs.

Andaz

Each Andaz is a boutique-inspired hotel where our guests experience a vibrant yet uncomplicated atmosphere geared towards today’s individual business and leisure travelers. Our Andaz hotels feature a unique and innovative service model that breaks down traditional hotel barriers with signature elements, including Andaz lounges, which are open, communal settings replacing the traditional lobby, Andaz Studios, which are creative and inspiring spaces for small meetings and gatherings, and Andaz Hosts, who assist guests with everything from check-in to recommending and making restaurant reservations. Room rates include minibar snacks and non-alcoholic drinks, local telephone calls and Wi-Fi.

Hyatt

Hyatt hotels are smaller-sized properties conveniently located in diverse business and leisure areas. With hotels typically ranging from 150 to 350 rooms, Hyatt hotels offer guests the opportunity to experience our hospitality in a vibrant environment. Customers include individual business and leisure travelers, and Hyatt hotels can accommodate smaller scale business meetings and social gatherings.

Grand Hyatt

Grand Hyatt features large-scale, distinctive hotels in major gateway cities and resort destinations. With presence around the world and critical mass in Asia, Grand Hyatt hotels provide sophisticated global business and leisure travelers with upscale accommodations, extraordinary restaurants, bars, spas and fitness centers, as well as comprehensive business and meeting facilities. Signature elements of Grand Hyatt include dramatic architecture, state of the art technology, and facilities for an array of business or social gatherings of all sizes.

Hyatt Regency

Hyatt Regency offers a full range of services and facilities tailored to serve the needs of meeting planners, business travelers and leisure guests. Properties range in size from 180 to over 2,000 rooms and are conveniently located in urban, suburban, airport, convention and resort destinations around the world. Hyatt Regency convention hotels feature spacious meeting and conference facilities designed to provide a productive environment allowing guests to convene and connect. Hyatt Regency hotels in resort locations cater to couples seeking a getaway, families enjoying a vacation together and corporate groups seeking a functional and relaxed atmosphere in which to conduct business and meetings.

Hyatt Place

Hyatt Place combines style and innovation to create a casual simple hotel experience for today’s multi-tasking traveler. Modern spacious guestrooms feature a Cozy Corner sofa sleeper, the Hyatt Grand BedTM and 42” HDTV with plug and play capability. Guests stay connected with free Wi-Fi and enjoy the A.M. Kitchen SkilletTM , a complimentary hot breakfast. Hyatt Place hotels also feature the new Gallery Menu, Fresh 24/7, specialty coffees, premium beer, wine and spirits. Properties typically have 125 to 200 rooms and are located in urban, airport and suburban areas. Hyatt Place caters to business travelers as well as leisure guests and families. Hyatt Place properties are also well suited to serve small meetings and events.

Hyatt House

Hyatt House was designed to provide a residential atmosphere with spaces and services to keep routines rolling while guests are away from home. Residentially inspired studio, one- and two- bedroom suites feature contemporary full kitchens and separate living and sleeping areas with flat panel HDTVs. Guests stay connected with free Wi-Fi and enjoy the complimentary hot breakfast and Evening Social, a social hour, Monday through Thursday. Some locations feature an H BAR with a Sip+Savor Menu and full bar. The all-suite properties typically have 125 to 200 rooms and are located in urban, airport and suburban areas. Hyatt House caters to extended stay business and leisure travelers as well as families. Hyatt House properties are also well suited to serve small meetings and events.

Hyatt Residence Club

Hyatt Residence Club provides members with vacation ownership opportunities in regionally inspired and designed residential-style properties with the quality of the Hyatt brand. Members pre-purchase time at a Hyatt Residence Club property and have the flexibility of usage, exchange and rental. Hyatt Residence Club members can choose to occupy their vacation home, to exchange time among 15 Hyatt Residence Club locations, to trade their time for Hyatt Gold Passport points or to travel within the Hyatt system. Alternatively, members can exchange their time for time at properties participating within Interval International’s program, a third-party company with over 2,700 resorts in its exchange network worldwide.

Residential Ownership Units

Residential ownership units refer to residential units that we manage, provide services to or license our trademarks with respect to, such as serviced apartments and Hyatt-branded residential units, some of which we own. Many locations are near or adjacent to Hyatt-branded full service hotels, while others are in unique leisure locations. Studio units feature kitchenettes, while one, two and three bedroom units contain fully equipped kitchens, dining areas and living rooms. Residents in some locations are able to utilize various nearby Hyatt hotel services.

Our Commitment to Corporate Responsibility

Hyatt’s global corporate responsibility platform, Hyatt Thrive, is designed to help make our communities places where our associates want to work, our guests want to visit, our neighbors want to live and hotel owners want to invest. It reflects our belief that no one better understands a community’s most pressing issues—and their solutions—than those who live and work there. Harnessing the power of our more than 95,000 associates at over 500 properties around the world, Hyatt Thrive brings together teams of passionate people to focus on positive local efforts that create a significant global impact.

Hyatt Thrive focuses on four key pillars that we believe are essential to a thriving community:

•	Environmental Sustainability

•	Economic Development & Investment

•	Education & Personal Advancement and

•	Health & Wellness

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

Certain management agreements allow for extensions of the contract term by mutual agreement, or at the discretion of one of the parties. Including exercise of extension options that are in Hyatt’s sole discretion and assuming in certain cases that financial performance tests have been met, the average remaining term of our management agreements is approximately 21 years for our full service hotels located in the United States, Canada and the Caribbean, approximately 23 years for our full service hotels located throughout the rest of the world, and approximately 44 years for our select service hotels. Twenty-two select service hotels are governed under the same management agreement, which has a remaining initial term of approximately18 years. Hyatt may elect to extend the term of this agreement for two additional fifteen-year terms.

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

Many of our management agreements are subordinated to mortgages or other secured indebtedness of the owners. In the United States, most lenders have agreed to recognize our right to continue to manage the hotels under the terms set forth in the management agreements if the lenders take possession of the hotel property through foreclosure or similar means.

Franchise Agreements

Pursuant to franchise agreements in the United States, we grant our franchisees the limited right to use our name, marks and system in the operation of franchised Hyatt, Hyatt Regency, Hyatt Place and Hyatt House hotels. We do not participate in the management of our franchised hotels; however, franchisees are required to operate franchised hotels consistent with our brand standards. We approve the plans for, and the location of, franchised hotels and review the operation of these hotels to ensure that our standards are maintained. We provide support with respect to certain aspects of hotel operations for the benefit of our franchise owners and operators through our Franchise and Owner Relations Group.

Fees

In general, our franchisees pay us an initial application fee and ongoing royalty fees, the amount of which depends on whether the franchised property is a select or full service hotel. We franchise full service hotels under the Hyatt and Hyatt Regency brands. We franchise select service hotels under our Hyatt Place and Hyatt House brands. Application fees are typically $60,000 for our Hyatt Place hotels, $60,000 for our Hyatt House hotels and the greater of $100,000 or $300 per guest room for our full service hotels. Select service franchisees pay continuing franchise fees calculated as a percentage of gross room revenues which typically are 3% in the first year of operations, 4% in the second year and 5% through the remainder of the term. Our full service franchisees typically pay us franchise fees calculated as 6% of gross room revenues and 3% of gross food and beverage revenues, although in some circumstances we have negotiated other fee arrangements.

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

Business Segment, Revenues and Geographical Information

For information regarding our four reportable business segments, revenues and geographical information, see Note 20 to our consolidated financial statements included in this annual report. Our corporate realignment has caused the composition of our reportable segments to change. We have recast our segment information for earlier periods.

Sales, Marketing and Reservations

Sales

We deploy a global sales team as well as regional sales teams in our Americas, ASPAC and EAME/SW Asia segments. The global team is responsible for our largest and most significant accounts doing business in all three regions. The regional teams are responsible for large accounts that typically do business within one region but at multiple hotels within the region. The global and regional sales teams coordinate efforts with the individual hotel sales teams. The in-house sales associates are focused on local and regional business opportunities, as well as securing the business generated from our key global and regional accounts.

Our global sales organization is focused on growing market share with key accounts, identifying new business opportunities and maximizing our local customer base. Our key accounts consist of: major corporations; national, state and regional associations; specialty market accounts (social, government, military, educational, religious and fraternal); travel organizations; and a broad and diverse group of individual consumers. Our global and regional sales teams target multiple brands to key customer accounts within these groups. No one customer is material to our business. Our global and regional teams consist of over 190 associates focused on group business, business and leisure traveler accounts and travel agencies.

We have global and regional sales offices around the world, including in New York, Chicago, Los Angeles, Washington D.C., London, Moscow, Hong Kong, Mainz, Mumbai, Delhi, Dubai, Shanghai, Beijing, Tokyo, Mexico City, Cairo, Singapore, Saudi Arabia and Melbourne.

Our associates in the Americas regional sales force and in full service hotels in the Americas use Envision, our proprietary sales tool, to manage the group rooms forecast, maintain an inventory of definite and tentative group rooms booked each day, streamline the process of checking guest room availability and rate quotes, and determine meeting room availability. We also deploy approximately 15 associates in the Americas region to target the acquisition of new business with the goal of establishing new worldwide accounts.

We seek to maximize revenues in each hotel through a team of revenue management professionals. The goal of revenue management is to secure the right customers, on the right date, at the right price. Business opportunities are reviewed and agreed upon by the hotel’s management team.

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

We have nine call centers that service our global guest base 24 hours per day, seven days per week and provide reservation services in 20 languages. While we continue to provide full reservations services via telephone through our call centers, we have also invested significant amounts in internet booking capabilities on Hyatt.com and through online booking partners.

In addition, some of the rooms at hotels and resorts we manage or franchise are booked through internet travel intermediaries, partners or online travel service providers. We also engage third-party intermediaries who collect fees by charging our hotels and resorts a commission on room revenues, including travel agencies and meeting and event management companies.

Hyatt Gold Passport

We operate a guest loyalty program, Hyatt Gold Passport, that generates substantial repeat guest business by rewarding frequent stays with points toward free hotel nights and other rewards.

Hyatt Gold Passport members earn points based on their spending at our properties or in connection with spending on the Hyatt Card. Hyatt Gold Passport points can be redeemed at all properties across our brands and can also be converted into airline miles with approximately 30 participating airlines.

The Hyatt Gold Passport program is funded through a contribution from eligible revenues generated from Hyatt Gold Passport members. These funds are applied to reimburse hotels for room nights where guests redeem Hyatt Gold Passport points and to pay for administrative expenses and marketing initiatives to support the program.

As of December 31, 2012, the Hyatt Gold Passport program had over 14 million members, and during 2012, Hyatt Gold Passport members represented 33.5% of total room nights.

Competition

There is intense competition in all areas of the hospitality industry. Competition exists for hotel guests, management agreements and franchise agreements and sales of vacation ownership properties and branded residential properties. Our principal competitors are other operators of full service, select service and extended stay properties, including other major hospitality chains with well-established and recognized brands. We also compete against small chains and independent and local owners and operators.

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

The number of branded lodging operators with a global reach and depth of product and offerings similar to us is limited. We believe that our strong customer base, prominent brand recognition, strategic property locations and global development team will enable us to compete effectively. For additional information, see Part I, Item 1A, “Risk Factors—Risks Related to Our Business-Because we operate in a highly competitive industry, our revenues, profits or market share could be harmed if we are unable to compete effectively.”

Seasonality

The hospitality industry is seasonal in nature. The periods during which our lodging properties experience higher revenues vary from property to property, depending principally upon location and the customer base served. Based upon historical results, our properties in the Americas typically generate the highest revenues in the second quarter and the lowest in the first quarter. In both ASPAC and in EAME/SW Asia, the highest revenues typically are generated in the fourth quarter with the next highest revenues generated in the second quarter.

Cyclicality

The hospitality industry is cyclical and generally follows, on a lagged basis, the overall economy. There is a history of increases and decreases in demand for hotel rooms, in occupancy levels and in rates realized by owners of hotels through economic cycles. Variability of results through some of the cycles in the past has been more severe due to changes in the supply of hotel rooms in given markets or in given categories of hotels. The combination of changes in economic conditions and in the supply of hotel rooms can result in significant volatility in results for owners and managers of hotel properties. The costs of running a hotel tend to be more fixed than variable. Because of this, in an environment of declining revenues the rate of decline in earnings will be higher than the rate of decline in revenues. Conversely, in an environment of increasing demand and room rates, the rate of increase in earnings is typically higher than the rate of increase in revenues. The vacation ownership business is also cyclical. The demand for vacation ownership units is affected by the availability and cost of financing for purchases of vacation ownership units as well as general economic conditions and the relative health of the housing market.

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

In 2012, Hyatt engaged in certain activities that are subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHR Act”) and Section 13(r) of the Exchange Act and which are disclosed in Exhibit 99.3 to this annual report. Hyatt will be required to separately file, concurrently with this annual report, a notice that such activities have been disclosed in this annual report, which notice must also contain the information required by Section 13(r) of the Exchange Act.

Employees

As of December 31, 2012, we had approximately 45,000 employees at our corporate offices, regional offices, owned and managed hotels and residential and vacation ownership properties. Approximately 24% of those employees were either represented by a labor union or had terms of employment that were determined under a labor agreement. Some of our more than 95,000 associates are employed by certain third-party owners and franchisees of our hotels and are not included in the 45,000 figure above because we do not directly employ them. We believe relations with our employees and associates are good.

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

Amended and Restated Global Hyatt Agreement

The trustees of the U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker, our executive chairman, and Ms. Penny Pritzker, one of our directors, have entered into the Amended and Restated Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. As of January 31, 2013, Pritzker family business interests own, directly or indirectly, 90,333,896 shares, or 55.7%, of our total outstanding common stock and control approximately 75.2% of our total voting power. Specifically, such parties have agreed that until the later to occur of (i) January 1, 2015 and (ii) the date upon which more than 75% of the Company’s fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote all of their voting securities consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.

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

The Amended and Restated Global Hyatt Agreement may be amended, modified, supplemented or restated by the written agreement of the successors to Mr. Thomas J. Pritzker, Mr. Marshall E. Eisenberg and Mr. Karl J. Breyer, solely in their capacity as co-trustees of the Pritzker family U.S. situs trusts, 75% of the adult beneficiaries named below and a majority of the other adult beneficiaries party to the agreement. Each of Thomas J. Pritzker, Nicholas J. Pritzker, James N. Pritzker, John A. Pritzker, Linda Pritzker, Karen L. Pritzker, Penny Pritzker, Daniel F. Pritzker, Anthony N. Pritzker, Gigi Pritzker Pucker and Jay Robert Pritzker, and their respective lineal descendants and current spouse, if relevant, make up a “beneficiary group.”

Disputes that relate to the subject matter of the Amended and Restated Global Hyatt Agreement are subject to arbitration pursuant to the terms of the agreement. The exclusive requirement to arbitrate under the Amended and Restated Global Hyatt Agreement shall not apply with respect to the manner in which Hyatt’s operations are conducted to the extent the parties (in their capacities as stockholders) and non-Pritzker public stockholders are affected comparably; provided, however, that a party may participate in and benefit from any shareholder litigation initiated by a non-party to the agreement. A party to the agreement may not solicit others to initiate or be a named plaintiff in such litigation (i) unless two thirds of the independent directors (excluding for such purposes any Pritzker) of a board of directors having at least three independent directors (excluding for such purposes any Pritzker) do not vote in favor of the matter that is the subject of the litigation or (ii) in the case of affiliated transactions reviewed by our board of directors, unless at least one independent director (excluding for such purposes any Pritzker) did not approve the transaction.

Amended and Restated Foreign Global Hyatt Agreement

The trustees of the non-U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker and Ms. Penny Pritzker, have entered into the Amended and Restated Foreign Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. As of January 31, 2013, Pritzker family business interests own, directly or indirectly, 90,333,896 shares, or 55.7%, of our total outstanding common stock and control approximately 75.2% of our total voting power. Specifically, such parties have agreed that until the later to occur of (i) January 1, 2015 and (ii) the date upon which more than 75% of the Company’s fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of any Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote (or cause to be voted) all of the voting securities held directly or indirectly by them consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.

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

Disputes that relate to the subject matter of the Amended and Restated Foreign Global Hyatt Agreement are subject to arbitration pursuant to the terms of the agreement. The exclusive requirement to arbitrate under the Amended and Restated Foreign Global Hyatt Agreement shall not apply with respect to the manner in which Hyatt’s operations are conducted to the extent the parties (in their capacities as stockholders) and non-Pritzker public stockholders are affected comparably; provided, however, that a party may participate in and benefit from any shareholder litigation initiated by a non-party to the agreement. A party to the agreement may not solicit others to initiate or be a named plaintiff in such litigation (i) unless two thirds of the independent directors (excluding for such purposes any Pritzker) of a board of directors having at least three independent directors (excluding for such purposes any Pritzker) do not vote in favor of the matter that is the subject of the litigation or (ii) in the case of affiliated transactions reviewed by our board of directors, unless at least one independent director (excluding for such purposes any Pritzker) did not approve the transaction.

2007 Stockholders’ Agreement

In connection with the issuance and sale of 100,000 shares of our Series A Convertible Preferred Stock to GS Sunray Holdings, L.L.C. (“GSSH”) and GS Sunray Holdings Parallel, L.L.C. (“GSSHP” and collectively with GSSH, the “Goldman Sachs Funds”), affiliates of Goldman, Sachs & Co., and the execution of a Subscription Agreement in August 2007, we entered into the 2007 Stockholders’ Agreement with Madrone GHC, LLC and affiliates (collectively, “Madrone”), the Goldman Sachs Funds and an additional investor that provides for certain rights and obligations of these stockholders, including the following:

Transfer Restrictions

Other than with respect to the 6,118,275 shares of common stock received by such stockholders in the May 2009 private placement transaction (which, upon the filing of our Amended and Restated Certificate of Incorporation on November 4, 2009, were reclassified into an equal number of shares of Class B common stock), these stockholders are restricted from transferring any shares of our common stock held by them, except to us, or with the prior written consent of our board of directors, their affiliates, in limited amounts over specified time periods as described below and as otherwise permitted pursuant to the terms of the agreement. Subject to the rights of first refusal and “drag along” rights described below and provided that such transfers are accomplished by way of a broad distribution sale, following the consummation of our initial public offering on November 10, 2009, each stockholder party to the 2007 Stockholders’ Agreement may transfer up to one-third of its common stock acquired under the Subscription Agreement or upon conversion of Series A Convertible Preferred Stock to unaffiliated third parties during each 365-day period beginning on the three and one-half, four and one-half and five and one-half year anniversaries of November 10, 2009, the closing date of our initial public offering. In addition, subject to the rights of first refusal and “drag along” rights described below, each of such stockholders may transfer up to one-third of its common stock acquired under the Subscription Agreement or upon conversion of Series A Convertible Preferred Stock to unaffiliated third parties (1) at any time following the end of the first calendar year during which the “existing stockholders” (as described below) owned less than 25% of our common stock at any time during such year or (2) at any time following both (a) May 13, 2011, the second anniversary of the issuance of common stock to the relevant stockholders under the Subscription Agreement or the issuance of common stock upon conversion of the Series A Convertible Preferred Stock and (b) the first date on which the applicable market value exceeds 165% of the gross price per share at which the Class A common stock was first traded in connection with our initial public offering; provided that such transfers are accomplished by way of an underwritten public offering or in an otherwise broad distribution sale. The applicable market value of the common stock exceeded 165% on December 23, 2010 and, as a result, the shares held by each of such stockholders that would have been released on the five and one-half year anniversary of Nov. 10, 2009 were “early released” under the terms of the transfer restrictions and became eligible to be sold after May 13, 2011 as described above. The remaining shares subject to the transfer restrictions set forth in the 2007 Stockholders’ Agreement will become eligible to be sold on the three and one-half and four and one-half year anniversaries of Nov. 10, 2009 as set forth under Part I, Item 1A, “Risk Factors—Risks Related to Share Ownership and Stockholder Matters”. The term “existing stockholders” is defined in the agreement to mean (i) members of the Pritzker family who are lineal descendants of Nicholas J. Pritzker, deceased, and their spouses, (ii) trusts for the benefit of such persons, and/or (iii) affiliates of any such persons listed in clauses (i) and (ii). Subject to the rights of first refusal and “drag along” rights described below, the transfer restrictions set forth in the 2007 Stockholders’ Agreement expire at 11:59 p.m. (Central time) on May 11, 2015, which is the day after the date that is the five and one-half year anniversary of November 10, 2009 (the closing date of our initial public offering).

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

Voting Agreement

Until the later of (1) December 31, 2013 and (2) the date that Mr. Thomas J. Pritzker is no longer our chairman, each stockholder party to the 2007 Stockholders’ Agreement has agreed to vote all of their shares of common stock consistent with the recommendations of a majority of our board of directors with respect to all matters. The stockholders party to the 2007 Stockholders’ Agreement own in the aggregate 25,112,086 shares of Class B common stock, or approximately 15.5% of the outstanding shares of our common stock and approximately 20.9% of the total voting power of our outstanding common stock.

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

Risks Related to the Hospitality Industry

We are subject to macroeconomic and other factors beyond our control as well as the business, financial, operating and other risks of the hospitality industry, all of which may adversely affect our financial results and growth.

Macroeconomic and other factors beyond our control as well as the business, financial, operating and other risks of the hospitality industry can adversely affect demand for hospitality products and services. This includes demand for rooms at properties that we manage, franchise, own and develop and sales of vacation ownership properties. These factors include:

•	changes and volatility in general economic conditions, including the severity and duration of any downturn in the U.S., Europe or global economy and financial markets;

•	war, civil unrest, terrorist activities or threats and heightened travel security measures instituted in response to these events;

•	outbreaks of pandemic or contagious diseases;

•	climate change and resource scarcity, such as water and energy scarcity;

•	natural or man-made disasters, such as earthquakes, tsunamis, tornados, hurricanes, floods, oil spills and nuclear incidents;

•	changes in the desirability of particular locations or travel patterns of customers;

•	decreased corporate budgets and spending and cancellations, deferrals or renegotiations of group business;

•	low consumer confidence, high levels of unemployment and depressed housing prices;

•	the financial condition of the airline, automotive and other transportation-related industries and its impact on travel;

•	decreased airline capacities and routes;

•	travel-related accidents;

•	oil prices and travel costs;

•	statements, actions or interventions by governmental officials related to travel and corporate travel-related activities, and the resulting negative public perception of such travel and activities;

•	domestic and international political and geo-political conditions;

•	changes in taxes and governmental regulations that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;

•	the costs and administrative burdens associated with compliance with applicable laws and regulations;

•	changes in operating costs, including, but not limited to, energy, food, workers’ compensation, benefits, insurance and unanticipated costs resulting from force majeure events;

•	significant increases in cost for healthcare coverage for employees and potential government regulation with respect to health coverage;

•	the lack of availability, or increase in the cost, of capital for us or our existing and potential owners;

•	cyclical over-building in the hotel and vacation ownership industries; and

•

organized labor activities, which could cause a diversion of business from hotels involved in labor negotiations and loss of group business for our hotels generally as a result of certain labor tactics.

These factors, and the reputational repercussions of these factors, can adversely affect, and from time to time have adversely affected, individual properties, particular regions or our business as a whole. How we manage any one or more of these factors, or any crisis, could limit or reduce demand, or the rates our properties are able to charge for rooms or services or the prices at which we are able to sell our vacation ownership properties, which could adversely affect our financial results and growth. These factors can also increase our costs or affect our ability to develop new properties or maintain and operate our existing properties.

The hospitality industry is cyclical and a worsening of global economic conditions or low levels of economic growth could adversely affect our revenues and profitability as well as cause a decline in or limitation of our future growth.

Consumer demand for our products and services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence and high unemployment or adverse political conditions can lower the revenues and profitability of our owned properties and the amount of management and franchising fee revenues we are able to generate from our managed and franchised properties. In addition, expenses associated with managing, franchising or owning hotels and residential and vacation ownership properties are relatively fixed. These costs include personnel costs, interest, rent, property taxes, insurance and utilities, all of which may increase at a greater rate than our revenues and/or may not be able to be reduced at the same rate as declining revenues. Where cost-cutting efforts are insufficient to offset declines in revenues, we could experience a material decline in margins and reduced or negative cash flows. If we are unable to decrease these costs significantly or rapidly when demand for our hotels and other properties decreases, the decline in our revenues could have a particularly adverse impact on our net cash flows and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth, such as the recent economic recession. Economic downturns generally affect the results derived from owned properties more significantly than those derived from managed and franchised properties given the greater exposure that the owners have to the properties’ performance. Our vacation ownership business is also linked to cycles in the general economy and consumer discretionary spending. As a result, changes in consumer demand and general business cycles can subject and have subjected our revenues to significant volatility.

Uncertainty regarding the rate and pace of recovery from the recent economic downturn and the impact any such recovery may have on different regions of the world makes it difficult to predict future profitability levels. Additionally, if further economic weakness were to affect any particular regions of the world, it could have an adverse impact on our revenues and negatively affect our profitability.

Because we derive a portion of our revenues from operations outside the United States, the risks of doing business internationally could lower our revenues, increase our costs, reduce our profits or disrupt our business.

We currently manage, franchise or own hotels and resorts in 46 countries around the world. Our operations outside the United States represented approximately 20% of our revenues for the year ended December 31, 2012. We expect that revenues from our international operations will continue to account for an increasing portion of our total revenues.

As a result, we are subject to the risks of doing business outside the United States, including:

•

the laws, regulations and policies of foreign governments relating to investments and operations, the costs or desirability of complying with local practices and customs, and the impact of various anti-corruption and other laws affecting the activities of U.S. companies abroad;

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

While these factors and the impact of these factors are difficult to predict, any one or more of them could lower our revenues, increase our costs, reduce our profits or disrupt our business. In addition, conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates, currency devaluations or restructurings that could have a negative impact on our financial results. Our exposure to foreign currency exchange rate fluctuations or currency restructurings will continue to grow if the relative contribution of our operations outside the United States increases.

We occasionally enter into foreign exchange hedging agreements with financial institutions to reduce certain of our exposures to fluctuations in currency exchange rates. However, these hedging agreements may not eliminate foreign currency risk entirely and involve costs and risks of their own, such as ongoing management time and expertise and external costs related to executing hedging agreements.

Risks Related to Our Business

Because we operate in a highly competitive industry, our revenues, profits or market share could be harmed if we are unable to compete effectively.

The segments of the hospitality industry in which we operate are subject to intense competition. Our principal competitors are other operators of full service and select service properties, including other major hospitality chains with well-established and recognized brands. Some of these major hospitality chains are larger than we are based on the number of properties or rooms they manage, franchise or own or based on the number of geographic locations in which they operate. Some of our competitors also have significantly more members participating in their guest loyalty programs which may enable them to attract more customers and more effectively retain such guests. Our competitors may also have greater financial and marketing resources than we do, which could allow them to improve their properties and expand and improve their marketing efforts in ways that could adversely affect our ability to compete for guests effectively. In addition to these larger competitors, we also compete against smaller hotel chains and independent and local hotel owners and operators.

Competition for Guests

We compete for guests based primarily on brand name recognition and reputation, location, customer satisfaction, room rates, quality of service, amenities, quality of accommodations, security and the ability to earn and redeem loyalty program points. In addition to competing with other hotel and resort properties, our vacation ownership properties compete with global, national and independent vacation ownership club operators as well as with owners reselling their interests in these properties.

Competition for Management and Franchise Agreements

We compete for management agreements based primarily on the value and quality of our management services, our brand name recognition and reputation, our ability and willingness to invest our capital in third-party owned or hospitality venture projects, the level of our management fees, the terms of our management agreements (including as compared to the terms our competitors offer), and the economic advantages to the property owner of retaining our management services and using our brand name. We compete for franchise agreements based primarily on brand name recognition and reputation, the room rate that can be realized and royalty fees charged. Other competitive factors for management and franchise agreements are relationships with property owners and investors, availability and affordability of financing, marketing support, reservation and e-commerce system capacity and efficiency, limitations on the expansion of one or more of our brands in certain geographic areas due to restrictions previously agreed to in order to secure management and franchise opportunities, and the ability to make investments that may be necessary to obtain management and franchise agreements.

Competition for Sales of Vacation Ownership Properties

We compete for sales of our vacation ownership properties based principally on location, quality of accommodations, price, financing terms, quality of service, terms of property use, opportunity to exchange into time at other vacation properties and brand name recognition and reputation. In addition to competing with other hotel and resort properties, our vacation ownership properties compete with national and independent vacation ownership club operators as well as with owners reselling their interests in these properties, which could reduce demand or prices for new vacation ownership properties. Our ability to attract and retain qualified purchasers of our vacation ownership properties depends on our success in distinguishing the quality and value of our vacation ownership products and services from those offered by others. If we are unable to do so, our ability to compete effectively for sales of vacation ownership properties could be adversely affected.

Adverse incidents at or adverse publicity concerning our hotels could harm our brands and reputation as well as reduce our revenues and lower our profits.

Our brands and our reputation are among our most important assets. Our ability to attract and retain guests depends, in part, upon the external perceptions of Hyatt, the quality of our hotels and services and our corporate and management integrity. An incident involving the potential safety or security of our associates or our guests, or adverse publicity regarding safety or security at our competitors’ properties or in respect of our third party vendors or owners and the industry, and any media coverage resulting therefrom, may harm our brands and reputation, cause a loss of consumer confidence in Hyatt and the industry, and negatively impact our results of operations. The considerable expansion in the use of social media over recent years has compounded the potential scope of the negative publicity that could be generated by such incidents. Adverse incidents have occurred in the past and may occur in the future.

If we are unable to maintain good relationships with third-party property owners and franchisees and/or if we terminate agreements with defaulting third-party property owners and franchisees, our revenues could decrease and we may be unable to maintain or expand our presence.

We earn fees for managing and franchising hotels and other properties. The viability of our management and franchising business depends on our ability to establish and maintain good relationships with third-party property owners and franchisees. Third-party developers, property owners and franchisees are focused on maximizing the value of their investment and working with a management company or franchisor that can help them be successful. The effectiveness of our management, the value of our brands and the rapport that we maintain with our third-party property owners and franchisees impact renewals of existing agreements and are also important factors for existing or new third-party property owners or franchisees considering doing business with us. Our relationships with these third parties generate additional property development opportunities that support our growth. In addition, if third-party property owners or franchisees breach the terms of our agreements with them, we may elect to exercise our termination rights, which would eliminate our revenues from these properties and cause us to incur expenses related to terminating these relationships. These risks become more pronounced during economic downturns.

Contractual and other disagreements with third-party property owners or franchisees could make us liable to them or result in litigation costs or other expenses, which could lower our profits.

Our management and franchise agreements require us and third-party property owners or franchisees to comply with operational and performance conditions that are subject to interpretation and could result in disagreements. Additionally, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties like us, which means, among other things, that property owners may assert the right to terminate management agreements even where the agreements do not expressly provide for termination. In the event of any such termination, we may need to negotiate or enforce our right to damages that may not equal expected profitability over the term of the agreement.

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

Generally, termination rights under performance tests are based upon the property’s individual performance, its performance when compared to a specified set of competitive hotels branded by other hotel operators, or both. Some agreements require a failure of one test, and other agreements require a failure of more than one test, before termination rights are triggered. These termination rights are usually triggered if we do not meet the performance tests over multiple years. Generally, we have the option to cure performance failures by making an agreed upon cure payment. However, our cure rights may be limited in some cases and the failure to meet the performance tests may result in the termination of our management agreement. In the past we have (1) failed performance tests, received notices of termination and elected to make cure payments and (2) failed performance tests and negotiated an alternative resolution. When any termination notice is received, we evaluate all relevant facts and circumstances at the time in deciding whether to cure. See Part IV, Item 15, “Exhibits and Financial

Statement Schedules—Note 16 to the Consolidated Financial Statements” for more information related to performance test payments. In addition, some of our management agreements give third-party property owners the right to terminate upon payment of a termination fee to us after a certain period of time or upon sale of the property or another stated event. Our franchise agreements typically require franchisees to pay a fee to us before terminating. In addition, if an owner files for bankruptcy, our management and franchise agreements may be terminable under applicable law. If a management or franchise agreement terminates, we could lose the revenues we derive from that agreement or incur costs related to ending our relationship with the third party and exiting the property.

Certain of our contractual arrangements with third party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels.

The terms of certain guarantees to hotel owners may require us to fund shortfalls if the hotels do not attain specified levels of operating profit. This guaranteed funding to hotel owners may not be recoverable to us and could lower our profits and reduce our cash flows. In 2012 the Company entered into an agreement with a third party in which we committed to enter into management agreements for four hotels in France subject to the purchase of these hotels by a third party. In connection with the management of the hotels we also agreed to enter into a performance guarantee for the first seven years of the management agreements. In January 2013, the third party acquired the hotels and we entered into the management agreements and related performance guarantee. We expect to begin managing the hotel properties in the second quarter of 2013. In connection with the inception of the performance guarantee we will recognize a liability for the fair value of our guarantee obligation within other long term liabilities on our consolidated balance sheets, with an offsetting intangible asset. The fair value of the guarantee liability and offsetting intangible asset is estimated to be approximately €90 million or $122 million as of February 1, 2013. The performance guarantee does not have an annual cap and the maximum total commitment under the performance guarantees is €377 million or $511 million as of February 1, 2013. To the extent we have to fund this performance guarantee, or other performance guarantees we have entered into, it may adversely affect our financial performance and results of operations may be adversely affected.

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

•

risks associated with the possibility that cost increases will outpace revenue increases and that in the event of an economic slowdown, the high proportion of fixed costs will make it difficult to reduce costs to the extent required to offset declining revenues;

•	fluctuations in real estate values or potential impairments in the value of our assets; and

•	the relative illiquidity of real estate compared to some other assets.

Economic and other conditions may adversely impact the valuation of our assets resulting in impairment charges that could have a material adverse impact on our results of operations and earnings.

We hold significant amounts of goodwill, intangible assets, long-lived assets and equity method investments. On a regular basis, we evaluate our assets for impairment based on various triggers, including actual operating losses and trends of expected demand and profitability, as described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” During times of economic distress, declining demand and declining earnings often result in declining asset values. As a result, we have incurred and we may in the future incur impairment charges, which could be material and negatively affect our results of operations and earnings.

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

If our hospitality ventures fail to provide accurate and/or timely information that is required to be included in our financial statements, we may be unable to accurately report our financial results.

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

Although our hospitality ventures may generate positive cash flow, in some cases these hospitality ventures may be unable to distribute that cash to the hospitality venture partners. Additionally, in some cases our hospitality venture partners control distributions, and may choose to leave capital in the hospitality venture rather than distribute it. Because our ability to generate liquidity from our hospitality ventures depends on the hospitality ventures’ ability to distribute capital to us, tax considerations or decisions of our hospitality venture partners could reduce our return on these investments. We include our pro rata share of Adjusted EBITDA attributable to our unconsolidated hospitality ventures in our owned and leased hotels segment Adjusted EBITDA and our consolidated Adjusted EBITDA regardless of whether the cash flow of those ventures is, or can be, distributed to us.

We may seek to expand through acquisitions of and investments in other businesses and properties, or through alliances, and we may also seek to divest some of our properties and other assets; these acquisition and disposition activities may be unsuccessful or divert our management’s attention.

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

We cannot assure you that we will be able to identify opportunities or complete transactions on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such acquisitions, investments or alliances. There may be high barriers to entry in many key markets and scarcity of available development and investment opportunities in desirable locations. Similarly, we cannot assure you that we will be able to obtain financing for acquisitions or investments on attractive terms or at all, or that the ability to obtain financing will not be restricted by the terms of our revolving credit facility or other indebtedness we may incur.

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

Additionally, we regularly review our business to identify properties or other assets that we believe are in markets or of a property type that may not benefit us as much as other markets or property types. One of our strategies is to selectively dispose of hotel properties and use sale proceeds to fund our growth in markets and with properties that will enhance and expand our brand presence. We cannot assure you that we will be able to consummate any such sales on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such sales. Dispositions of real estate assets can be particularly difficult in a challenging economic environment, as financing alternatives are often limited for potential buyers. The recent economic recession and the credit crisis adversely affected the real estate market and caused a contraction in the hotel transaction market. Our inability to sell assets, or to sell such assets at attractive prices, could have an adverse impact on our ability to realize proceeds for reinvestment and hinder our ability to expand our business. In addition, even if we are successful in consummating sales of selected properties, such dispositions may result in losses.

In addition, any such acquisitions, investments, dispositions or alliances could demand significant attention from our management that would otherwise be available for our regular business operations, which could harm our business.

Timing, budgeting and other risks could result in delays or cancellations of our efforts to develop, redevelop or renovate the properties that we own, or vacation ownership developments that we undertake, or make these activities more expensive, which could reduce our profits or impair our ability to compete effectively.

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

Developing new properties typically involves lengthy development periods during which significant amounts of capital must be funded before the properties can begin to operate. If the cost of funding these developments or renovations exceeds budgeted amounts, and/or the time period for development is longer than initially anticipated, our profits could be reduced. Further, due to the lengthy development cycle, adverse economic conditions may alter or impede our development plans, thereby resulting in incremental costs to us or potential impairment charges. Moreover, during the early stages of operations, charges related to interest expense and depreciation may substantially detract from, or even outweigh, the profitability of certain new property investments.

Similarly, the timing of capital improvements can affect, and historically has affected, property performance, including occupancy and average daily rate, particularly if we need to close a significant number of rooms or other facilities, such as ballrooms, meeting spaces or restaurants. Moreover, the investments that we make may fail to improve the performance of the properties in the manner that we expect.

If our third-party property owners, including our hospitality venture partners, are unable to repay or refinance loans secured by the mortgaged properties, our revenues, profits and capital resources could be reduced and our business could be harmed.

Many of the properties that our third-party property owners and our hospitality venture partners own are pledged as collateral for mortgage loans entered into when such properties were purchased or refinanced. If our third-party property owners or our hospitality venture partners are unable to repay or refinance maturing indebtedness on favorable terms or at all, the lenders could declare a default, accelerate the related debt and repossess the property. Any sales or repossessions could, in certain cases, result in the termination of our management agreements and eliminate anticipated income and cash flows, which could negatively affect our results of operations.

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

At times, we make loans for hotel development expenditures when we enter into management or franchise agreements with third parties, including hospitality ventures. In certain circumstances we may also provide senior secured financing or subordinated forms of financing (also referred to as mezzanine financing) to third-party owners. For example, in 2008, we made a $278 million loan to an unconsolidated hospitality venture in order to finance its purchase of the Hyatt Regency Waikiki Beach Resort and Spa. We could suffer losses if third-party property owners or franchisees default on loans that we provide. Additionally, from time to time we will provide third-party lenders financial guarantees related to the timely repayment of all or a portion of the associated debt of certain of our unconsolidated hospitality ventures. The guarantees may be for the full amount of the debt or may be limited to our share of the debt. In cases where the guarantee covers the full amount of the debt, we typically obtain reimbursement agreements from our partner(s) with the intent to limit our exposure to our share of the debt. See Part IV, Item 15, “Exhibits and Financial Statement Schedules—Note 7 to the Consolidated Financial Statements” for more information related to our loans and other financing arrangements.

If purchasers default on the loans we provide to finance their purchases of our vacation ownership properties, the revenues and profits we derive from our vacation ownership business could be reduced.

We provide secured financing to some of the purchasers of our vacation ownership properties in respect of which we are subject to the risk of purchaser default. If a purchaser defaults under the financing we provide, we could be forced to write off the loan and reclaim ownership of the property. If the property has declined in value, we may incur impairment charges as a result, which may reduce our profits. In addition, we may be unable to resell the property in a timely manner or at the same price. In addition, if a purchaser of a vacation ownership property defaults on the related loan during the early part of the amortization period, we may not have recovered the marketing, selling and general and administrative costs associated with the sale of such vacation ownership property.

Our debt service obligations may adversely affect our cash flow and reduce our operational flexibility.

The terms of the indenture governing our senior notes and those of our revolving credit facility subject us to the following:

•	a risk that cash flow from operations will be insufficient to meet required payments of principal and interest;

•

restrictive covenants, including covenants related to certain financial ratios. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further information related to restrictions under our financial covenants, and

•

interest rate risk. To the extent we borrow under the revolving credit facility, any increase in the interest rate applicable to such borrowings will reduce our cash flows available for other corporate purposes, including investments in our portfolio. Further, rising interest rates could limit our ability to refinance existing debt when it matures and increase interest costs on any debt that is refinanced.

Although we anticipate that we will be able to repay or refinance our existing indebtedness when it matures, there can be no assurance that we will be able to do so, or that the terms of such refinancing will be favorable.

A substantial decrease in operating cash flow, consolidated EBITDA (as defined in our revolving credit facility) or a substantial increase in our expenses may make it difficult for us to meet our existing debt service requirements and restrictive covenants. As a result, we could be forced to sell assets and/or modify our operations. Our existing leverage may also impair our ability to obtain additional financing for acquisitions, working capital, capital expenditures or other purposes, if necessary, or require us to accept terms otherwise unfavorable to us.

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

In addition, we recently co-founded Hotel JV Services, LLC, which does business as RoomKey.com, a third party website offering a metasearch engine for hotel rooms that allows customers to book rooms directly with a wide variety of suppliers. We cannot assure you that this venture will either positively impact our business or effectively compete with third party internet travel intermediaries.

If we or our third party owners are not able to maintain our current brand standards or develop new initiatives, including new brands, successfully, our business and profitability could be harmed.

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

In addition, we are continually developing and launching new initiatives, including new brands or marketing programs, which can be a time-consuming and expensive process. For example, in 2007 we launched our Andaz brand, and in 2012 we completed the renaming of our Hyatt Summerfield Suites extended stay brand to Hyatt House. We have invested capital and resources in owned real estate, property development, brand development and brand promotion. If such initiatives are not well received by our associates, guests and owners, they may not have the intended effect. We may not be able to recover the costs incurred in developing Andaz, launching Hyatt House or other initiatives or to realize their intended or projected benefits, which could lower our profits.

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

The failure to successfully execute our organizational realignment could limit our growth and harm our business; in addition, implementing our organizational realignment could be costly.

Effective October 1, 2012 we realigned our corporate and regional operations to enhance organizational effectiveness and adaptability. As part of the realignment, we established three operating segments that are supported by a newly formed Global Operations Center. Our future success will depend on our ability to successfully execute this organizational realignment. Implementing this organizational realignment will require significant commitments of management resources and capital investments. As a result, we may not be able to recover the costs incurred in implementing this realignment, which could adversely impact our business.

The loss of our senior executives or key field personnel, such as our general managers, could significantly harm our business.

Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our senior executives. We have entered into employment letter agreements with certain of our senior executives. However, we cannot guarantee that these individuals will remain with us. Finding suitable replacements for our senior executives could be difficult. We currently do not have a life insurance policy or key person insurance policy with respect to any of our senior executives. Losing the services of one or more of these senior executives, including as a result of our organizational realignment, could adversely affect our strategic relationships, including relationships with our third-party property owners, franchisees, hospitality venture partners and vendors, and limit our ability to execute our business strategies.

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

International Operations

Our business operations in countries outside the United States are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”) as well as trade sanctions administered by the Office of Foreign Assets Control (“OFAC”) and the Commerce Department. The FCPA is intended to prohibit bribery of foreign officials or parties and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC and the Commerce Department administer and enforce economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. Some of our business operations are also subject to the laws and regulations of non-U.S. jurisdictions, including the U.K. Bribery Act and anti-corruption legislation in the countries in which we conduct operations.

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

The Iran Threat Reduction and Syria Human Rights Act of 2012 could result in investigations by the U.S. Government against our Company and could harm our reputation and brands.

President Obama signed the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHR Act”) on August 10, 2012, expanding sanctions against Iran and Syria. In addition, the ITRSHR Act instituted disclosure requirements in annual and quarterly reports for public companies engaged in, or affiliated with an entity engaged in, specified activities under the ITRSHR Act. A company subject to Section 219 of the ITRSHR Act must make detailed disclosures about certain activities knowingly conducted by it or any of its affiliates. In 2012, Hyatt engaged in certain activities that are subject to disclosure pursuant to Section 219 of the ITRSHR

Act and Section 13(r) of the Exchange Act and which are disclosed in Exhibit 99.3 to this annual report. Hyatt will be required to separately file, concurrently with this annual report, a notice that such activities have been disclosed in this annual report, which notice must also contain the information required by Section 13(r) of the Exchange Act. The SEC is required to post this notice of disclosure on its website and send the report to the President and certain Congressional committees. The President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed on the Company. We believe that the disclosed activities were exempt from U.S. sanctions pursuant to the International Emergency Economic Powers Act to the extent they were subject to U.S. jurisdiction. Disclosure of such activity, even if they are not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and brands and have a negative impact on our results of operations.

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

We, our owners and our franchisees carry insurance from solvent insurance carriers that we believe is adequate for foreseeable losses and with terms and conditions that are reasonable and customary. Nevertheless, market forces beyond our control could limit the scope of the insurance coverage that we, our owners or our franchisees can obtain or restrict our ability, our owners’ ability or our franchisees’ ability to buy insurance coverage at reasonable rates. In the event of a substantial loss, the insurance coverage that we carry, our owners carry or our franchisees carry may not be sufficient to pay the full value of our financial obligations, our liabilities or the replacement cost of any lost investment or property loss. In addition, there are other risks that may fall outside of the general coverage limits of our policies, may be uninsurable, or with respect to which the cost of insurance is too expensive to justify. In some cases, these factors could result in certain losses being completely uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenues, profits, management fees or incentive income from the property, we could remain obligated for performance guarantees in favor of third-party property owners or for their debt or other financial obligations, suffer an uninsured or underinsured property loss and we may not have sufficient insurance to cover awards of damages resulting from our liabilities. If the insurance that we carry, our owners carry or our franchisees carry does not sufficiently cover damages or other losses or liabilities, our profits could be adversely affected.

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

Monitoring the unauthorized use of our intellectual property is difficult. We may need to resort to litigation to enforce our intellectual property rights. Litigation of this type could be costly, force us to divert our resources, lead to counterclaims or other claims against us or otherwise harm our business.

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

We are required to collect and retain large volumes of internal and customer data, including credit card numbers and other personally identifiable information and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. We store and process such internal and customer data both at onsite facilities and at third-party owned facilities including for example, in a third-party hosted cloud environment. The integrity and protection of our customer, employee and company data is critical to our business. Our customers expect that we will adequately protect their personal information, and the regulations applicable to security and privacy are increasingly demanding, both in the United States and in other jurisdictions where we operate. We have developed and maintain controls to prevent, and we have a process to identify and mitigate, the theft, loss, fraudulent or unlawful use of customer, employee or company data. We also have what we believe to be adequate and collectible insurance in the event of the theft, loss, fraudulent or unlawful use of customer, employee or company data. A penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of customer, employee or company data which could harm our reputation or result in remedial and other costs, fines or lawsuits and which could be in excess of any available insurance that we have procured.

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

Changes in federal, state, local or foreign tax law, interpretations of existing tax law or agreements or disputes with tax authorities could affect our profitability and financial condition by increasing our tax costs.

We are subject to taxation at the federal, state or provincial and local levels in the United States and various other countries and jurisdictions. Our future tax rates could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time the U.S. federal, state, local and foreign governments make substantive changes to tax rules and the application thereof, which could result in materially higher corporate taxes than would be incurred under existing tax law or interpretation and could adversely impact profitability. State and local tax authorities have also increased their efforts to increase revenues through changes in tax law and audits. Such changes and proposals, if enacted, could increase our future effective income tax rates. We are subject to on-going and periodic audits by the Internal Revenue Service and various state, local and foreign tax authorities and currently are engaged in disputes with certain of such tax authorities. We believe we have established adequate reserves for potential tax liabilities, but the final amount of taxes assessed and paid could exceed the amount of such reserves, which could reduce our profits.

We are a party to certain agreements with foreign tax authorities that reduce or defer the amount of tax we pay. The expiration of such agreements, or changes in circumstances or in interpretation of such agreements, could increase our tax costs.

We are exposed to counterparty and credit risk and fluctuations in the market values of our investment portfolio.

All of our cash that is not required to fund our daily operating activities is invested in interest bearing investments with a greater focus placed on capital preservation than on investment return. The majority of our cash balances are held on deposit with high quality financial institutions that hold long-term ratings of at least BBB or Baa from S&P or Moody’s, respectively, and in AAA-rated money market funds. As such, we are exposed to counterparty risk on our cash and cash equivalent balances at December 31, 2012. We also have established an investment account for purposes of investing a portion of our cash resources. Although we have not recognized any significant losses to date on these investments, any significant declines in their market values could materially adversely affect our financial condition and operating results. Credit ratings and pricing of these investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk or other factors. As a result, the value and liquidity of our investments could decline and result in a significant impairment, which could materially adversely affect our financial condition and operating results.

Risks Related to Share Ownership and Other Stockholder Matters

As a public company, we incur significant costs which may adversely affect our operating results and financial condition.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We invest in resources to comply with evolving laws and regulations, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers.

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

•	stock price performance of our competitors;

•	fluctuations in stock market prices and volumes;

•	default on our indebtedness or foreclosure of our properties;

•	changes in senior management or key personnel;

•	changes in financial estimates by securities analysts;

•	negative earnings or other announcements by us or other hospitality companies;

•	downgrades in our credit ratings or the credit ratings of our competitors;

•	issuances or repurchases of equity or debt securities;

•	a decision to pay or not to pay dividends; and

•	global economic, legal and regulatory factors unrelated to our performance.

Volatility in the market price of our Class A common stock may prevent investors from being able to sell their Class A common stock at or above the price at which they purchased the stock. As a result, investors may suffer a loss on their investment.

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

Our Class B common stock is entitled to ten votes per share and our Class A common stock is entitled to one vote per share. As of January 31, 2013, Pritzker family business interests beneficially own, in the aggregate, 90,333,896 shares, or approximately 78.2%, of our Class B common stock, representing approximately 55.7% of the outstanding shares of our common stock and approximately 75.2% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests will be able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and any other significant transaction. While the voting agreements are in effect, they may provide our board of directors with the effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. This concentrated control will limit your ability to influence corporate matters, and the interests of Pritzker family business interests may not coincide with our interests or your interests. As a result, we may take actions that you do not believe to be in our interests or your interests and that could depress our stock price. See also “—Voting agreements entered into with or among our major stockholders, including Pritzker family business interests, will result in a substantial number of our shares being voted consistent with the recommendation of our board of directors, and may limit your ability to influence the election of directors and other matters submitted to stockholders for approval.”

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

Pritzker family business interests, which beneficially own as of January 31, 2013, directly or indirectly, 90,333,896 shares, or 55.7% of our total outstanding common stock and control approximately 75.2% of our total voting power, have entered into a voting agreement with respect to all shares of common stock beneficially owned by Pritzker family business interests. During the term of the voting agreement, which expires on the later to occur of January 1, 2015, and the date upon which more than 75% of the Company’s fully diluted shares of common stock is owned by non-Pritzker family business interests, Pritzker family business interests have agreed to vote their shares of our common stock consistent with the recommendation of our board of directors with respect to all matters (assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker)) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). In addition, other existing stockholders, including entities affiliated with Goldman, Sachs & Co. and Madrone GHC, beneficially own, in the aggregate, approximately 21.8% of our outstanding Class B common stock, representing approximately 15.5% of the outstanding shares of our common stock and approximately 20.9% of the total voting power of our outstanding common stock. These entities have entered into a voting agreement with us, with respect to the shares of Class B common stock that they beneficially own, and have agreed to vote their shares of Class B common stock consistent with the recommendation of our board of directors, without any separate requirement that our independent directors agree with the recommendation. These voting agreements expire on the later to occur of December 31, 2013 and the date that Thomas J. Pritzker is no longer chairman of our board of directors. See Part I, Item 1, “Business—Stockholder Agreements.”

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

Future sales in the public market of Class A common stock issuable upon conversion of Class B common stock, or the perception in the market that the holders of a large number of shares of Class B common stock intend to sell shares, could reduce the market price of our Class A common stock. As of January 31, 2013, we had 46,637,780 shares of Class A common stock outstanding and 115,434,342 shares of Class B common stock outstanding.

Of the outstanding shares, 46,612,699 shares of Class A common stock are freely tradable in the public market without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”) unless these shares are held by any of our “affiliates,” as that term is defined in Rule 144 under the Securities Act (“Rule 144”). The remaining 25,081 outstanding shares of Class A common stock and 115,434,342 outstanding shares of Class B common stock are deemed “restricted securities,” as that term is defined in Rule 144. Restricted securities may be sold in the public market only if they are registered under the Securities Act or they qualify for an exemption from registration under Rule 144 or Rule 701 under the Securities Act (“Rule 701”).

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

Time Period	Number of Shares*
During the 12 month period from November 5, 2012 through November 4, 2013	38,968,351	(1)
Any time after May 10, 2013	6,331,270	(2)
During the 12 month period from November 5, 2013 through November 4, 2014	24,905,978	(3)
Any time after May 10, 2014	6,331,271	(4)
During the 12 month period from November 5, 2014 through November 4, 2015	15,481,670	(3)
During the 12 month period from November 5, 2015 through November 4, 2016	7,773,664	(3)
During the 12 month period from November 5, 2016 through November 4, 2017	6,419,886	(3)
During the 12 month period from November 5, 2017 through November 4, 2018	6,271,290	(3)
During the 12 month period from November 5, 2018 through November 4, 2019	2,987,683	(3)

*	The foregoing numbers are based on information as of January 31, 2013, and assume that the maximum number of shares permitted to be sold during the period from November 5, 2012 through November 4, 2013 are, in fact, sold during such period, and further assume that, for each subsequent period, the maximum number of shares permitted to be sold during each such period are, in fact, sold. To the extent any shares are not sold during the first time period that such shares are eligible to be sold, the number of shares that may be sold in subsequent time periods may change.
(1)	Includes (a) 6,143,356 shares that are eligible to be sold at any time, (b) 6,331,270 shares that were “early released” on May 13, 2011 under the 2007 Stockholders’ Agreement, provided that such shares are sold in an underwritten public offering or in an otherwise broad distribution sale and subject to the rights of first refusal, “drag along” rights and other restrictions contained in the 2007 Stockholders’ Agreement, and (c) 26,493,725 shares eligible to be sold under the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement.
(2)	Represents one-third of the shares eligible to be sold under the 2007 Stockholders’ Agreement upon the three and one-half year anniversary of November 10, 2009 (the closing date of our initial public offering), provided that such shares are sold in an underwritten public offering or in an otherwise broad distribution sale and subject to the rights of first refusal, “drag along” rights and other restrictions contained in the 2007 Stockholders’ Agreement.
(3)	Represents shares eligible to be sold by Pritzker family stockholders under the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement.
(4)	Represents one-third of the shares eligible to be sold under the 2007 Stockholders’ Agreement upon the four and one-half year anniversary of November 10, 2009 (the closing date of our initial public offering), provided that such shares are sold in an underwritten public offering or in an otherwise broad distribution sale and subject to the rights of first refusal, “drag along” rights and other restrictions contained in the 2007 Stockholders’ Agreement.

In addition, as of December 31, 2012, 8,577,607 shares of our Class A common stock were reserved for issuance under the Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (the “LTIP”). These shares of Class A common stock will become eligible for sale in the public market once those shares are issued or awarded under our LTIP, subject to provisions of various award agreements and Rule 144, as applicable. In addition, 819,988 shares of our Class A common stock were reserved for issuance under the Hyatt Hotels Corporation Employee Stock Purchase Plan (the “ESPP”), 1,169,287 shares of our Class A common stock remained available for issuance pursuant to the Amended and Restated Hyatt Corporation Deferred Compensation Plan (the “DCP”) and 300,000 shares of Class A common stock remained available for issuance pursuant to the Hyatt International Hotels Retirement Plan (commonly known as the Field Retirement Plan) (the “FRP”).

If any of these holders causes a large number of securities to be sold in the public market, the sales could reduce the trading price of our Class A common stock. These sales also could impede our ability to raise future capital. See also “-If holders of shares of our Class B common stock convert their shares of Class B common stock into shares of Class A common stock and exercise their registration rights, a significant number of shares of our Class A common stock could be sold into the market, which could reduce the trading price of our Class A common stock and impede our ability to raise future capital.”

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

Holders of 115,434,342 shares of our Class B common stock (or 71.2% of our total outstanding shares of common stock as of January 31, 2013), including Pritzker family business interests and entities affiliated with Goldman, Sachs & Co. and entities affiliated with Madrone Capital, LLC, have rights, subject to certain conditions, to require us to file registration statements registering sales of shares of Class A common stock acquired upon conversion of such Class B common stock or to include sales of such shares of Class A common stock in registration statements that we may file for ourselves or for other stockholders. In order to exercise such registration rights, the holder must be permitted to sell shares of its common stock under applicable lock-up restrictions. See “-A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well” and Part I, Item 1, “Business—Stockholder Agreements” for additional information with respect to these lock-up provisions. Subject to compliance with applicable lock-up agreements, shares of Class A common stock sold under the registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of Class A common stock issuable upon conversion of shares of Class B common stock are sold in the public market, such sales could reduce the trading price of our Class A common stock. These sales also could impede our ability to raise future capital. Additionally, we will bear all expenses in connection with any such registrations (other than underwriting discounts).

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

Subsequent to the filing of the February 2011 shelf registration statement, in December 2012, trusts for the benefit of Nicholas J. Pritzker sold into the public market pursuant to Rule 144 an aggregate of 3,180,242 shares of Class A common stock issuable upon conversion of Class B common stock. After giving effect to this sale transaction, as of the date of this filing, 16,262,067 shares of the 19,442,309 shares originally registered for resale on the shelf registration statement continue to be eligible to be sold pursuant to the shelf registration statement during the 12 month period commencing November 5, 2012 through November 4, 2013 under the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement. Additional shares may be registered on the shelf registration statement in the future as such shares are eligible to be sold in accordance with the registration rights agreements and lock-up restrictions. See “-A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well” for additional information with respect to the lock-up provisions.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table sets forth a description of each owned or leased Hyatt-branded hotel property as of December 31, 2012.

Hotel Property	Location	Rooms	Ownership (1)
Full Service
Americas:
Andaz 5th Avenue	New York, NY	184	100%
Andaz Napa	Napa, CA	141	100%
Andaz Savannah	Savannah, GA	151	100%
Andaz West Hollywood (2)	West Hollywood, CA	239	—
Grand Hyatt New York (4)	New York, NY	1,305	100%
Grand Hyatt San Antonio (4)(8)	San Antonio, TX	1,003	30%
Grand Hyatt San Francisco	San Francisco, CA	660	100%
Grand Hyatt Sao Paulo (8)	Sao Paulo, Brazil	466	50%
Hyatt Key West Resort and Spa	Key West, FL	118	100%
Hyatt Market Street, The Woodlands	The Woodlands, TX	70	100%
Hyatt Santa Barbara	Santa Barbara, CA	196	99%
Hyatt at Fisherman’s Wharf	San Francisco, CA	313	100%
Hyatt at The Bellevue (8)	Philadelphia, PA	172	50%
Hyatt on Main, Green Bay	Green Bay, WI	241	100%
Hyatt The Pike Long Beach (4)	Long Beach, CA	138	100%
Hyatt Regency Aruba Resort and Casino (4)	Palm Beach, Aruba, Dutch Caribbean	357	100%
Hyatt Regency Atlanta	Atlanta, GA	1,260	100%
Hyatt Regency Baltimore (4)	Baltimore, MD	488	100%
Hyatt Regency Coconut Point Resort and Spa	Bonita Springs, FL	454	100%
Hyatt Regency Columbus (4)(8)	Columbus, OH	633	24%
Hyatt Regency Crystal City at Reagan National Airport (8)	Arlington, VA	686	50%
Hyatt Regency Denver Tech Center	Denver, CO	451	100%
Hyatt Regency DFW (4)(8)	DFW Airport, TX	811	50%
Hyatt Regency Grand Cypress (2)	Orlando, FL	815	—
Hyatt Regency Greenwich	Old Greenwich, CT	373	100%
Hyatt Regency Huntington Beach Resort and Spa (4)(8)	Huntington Beach, CA	517	40%
Hyatt Regency Indianapolis	Indianapolis, IN	499	100%
Hyatt Regency Jersey City on the Hudson (8)	Jersey City, NJ	351	50%
Hyatt Regency Lake Tahoe Resort, Spa and Casino	Incline Village, NV	422	100%
Hyatt Regency Long Beach (4)	Long Beach, CA	528	100%
Hyatt Regency Lost Pines Resort and Spa (8)	Lost Pines, TX	491	8%
Hyatt Regency Louisville	Louisville, KY	393	100%
Hyatt Regency Mexico City	Mexico City, Mexico	755	100%
Hyatt Regency Miami (4)	Miami, FL	612	100%
Hyatt Regency Minneapolis (8)	Minneapolis, MN	533	51%
Hyatt Regency Monterey Hotel and Spa on Del Monte Golf Course (4)	Monterey, CA	550	100%
Hyatt Regency New Orleans (7)	New Orleans, LA	1,193	—
Hyatt Regency O’Hare	Rosemont, IL	1,096	100%
Hyatt Regency San Antonio	San Antonio, TX	629	100%
Hyatt Regency San Francisco (3)	San Francisco, CA	802	—

Hotel Property	Location	Rooms	Ownership (1)
Hyatt Regency Santa Clara (4)	Santa Clara, CA	501	100%
Hyatt Regency Scottsdale Resort and Spa at Gainey Ranch	Scottsdale, AZ	493	100%
Hyatt Regency Vancouver	Vancouver, British Columbia, Canada	644	100%
Hyatt Regency Waikiki Beach Resort and Spa (4)(8)	Honolulu, HI	1,230	8%
Park Hyatt Chicago	Chicago, IL	198	100%
Park Hyatt Mendoza, Hotel Casino and Spa (8)	Mendoza, Argentina	186	50%
Park Hyatt Toronto	Toronto, Ontario, Canada	346	100%
Park Hyatt Washington	Washington, DC	216	100%
EAME/SW Asia:
Andaz Amsterdam Prinsengracht (3)	Amsterdam, Netherlands	122	—
Andaz Liverpool Street (4)	London, England	267	100%
Grand Hyatt Berlin (3)(6)	Berlin, Germany	342	—
Grand Hyatt Mumbai (8)	Mumbai, India	547	50%
Hyatt Regency Baku	Baku, Azerbaijan	182	100%
Hyatt Regency Birmingham	Birmingham, England	319	100%
Hyatt Regency Bishkek (4)	Bishkek, Kyrgyz Republic	178	98%
Hyatt Regency Cologne (3)(6)	Cologne, Germany	306	—
Hyatt Regency Mainz (3)(6)	Mainz, Germany	268	—
Park Hyatt Baku	Baku, Azerbaijan	159	100%
Park Hyatt Hamburg (3)(5)	Hamburg, Germany	252	—
Park Hyatt Jeddah - Marina, Club & Spa (4)(8)	Jeddah, Saudia Arabia	142	8%
Park Hyatt Milan (8)	Milan, Italy	106	30%
Park Hyatt Paris-Vendome	Paris, France	156	100%
Park Hyatt Zurich (4)	Zurich, Switzerland	142	100%
ASPAC:
Bali Hyatt (8)	Bali, Indonesia	383	10%
Grand Hyatt Bali (8)	Bali, Indonesia	636	10%
Grand Hyatt Seoul	Seoul, South Korea	601	100%
Hyatt Regency Kyoto (8)	Kyoto, Japan	189	20%
Park Hyatt Ningbo Resort & Spa (8)	Ningbo, China	214	10%
Select Service:
Hyatt Place Fort Worth/Cityview (8)	Fort Worth, TX	127	40%
Hyatt Place Fort Worth/Hurst (8)	Hurst, TX	127	40%
Hyatt Place Dallas/Plano	Plano, TX	127	100%
Hyatt Place San Antonio-Northwest/Medical Center	San Antonio, TX	126	100%
Hyatt Place Birmingham/Inverness	Birmingham, AL	126	100%
Hyatt Place Sacramento/Rancho Cordova	Rancho Cordova, CA	127	100%
Hyatt Place Denver Airport	Aurora, CO	126	100%
Hyatt Place Orlando/Convention Center	Orlando, FL	149	100%
Hyatt Place Orlando/Universal	Orlando, FL	151	100%
Hyatt Place Tampa/Busch Gardens	Tampa, FL	126	100%
Hyatt Place Atlanta/Perimeter Center (8)	Atlanta, GA	150	40%
Hyatt Place Atlanta/Buckhead (2)	Atlanta, GA	171	100%
Hyatt Place Atlanta/Norcross/Peachtree	Norcross, GA	126	100%
Hyatt Place Atlanta/Alpharetta/Windward Parkway	Alpharetta, GA	127	100%

Hotel Property	Location	Rooms	Ownership (1)
Hyatt Place Cincinnati Airport/Florence	Florence, KY	127	100%
Hyatt Place Louisville-East	Louisville, KY	121	100%
Hyatt Place Detroit/Auburn Hills	Auburn Hills, MI	127	100%
Hyatt Place Detroit/Livonia	Livonia, MI	127	100%
Hyatt Place Minneapolis/Eden Prairie (8)	Eden Prairie, MN	126	40%
Hyatt Place Charlotte Airport/Tyvola Road	Charlotte, NC	127	100%
Hyatt Place Greensboro	Greensboro, NC	124	100%
Hyatt Place Raleigh-North	Raleigh, NC	127	100%
Hyatt Place Fair Lawn/Paramus (8)	Fair Lawn, NJ	143	40%
Hyatt Place Princeton (8)	Princeton, NJ	122	40%
Hyatt Place Secaucus/Meadowlands (4)	Secaucus, NJ	159	100%
Hyatt Place Cincinnati-Northeast	Mason, OH	127	100%
Hyatt Place Cleveland/Independence	Independence, OH	127	100%
Hyatt Place Houston/Sugar Land (8)	Sugar Land, TX	214	50%
Hyatt Place Oklahoma City Airport	Oklahoma City, OK	126	100%
Hyatt Place Pittsburgh/Cranberry	Cranberry Township, PA	127	100%
Hyatt Place Pittsburgh Airport	Pittsburgh, PA	127	100%
Hyatt Place Columbia/Harbison	Irmo, SC	127	100%
Hyatt Place Nashville/Brentwood	Brentwood, TN	124	100%
Hyatt Place Memphis/Primacy Parkway	Memphis, TN	126	100%
Hyatt Place Nashville/Opryland	Nashville, TN	123	100%
Hyatt Place Richmond/Arboretum	Richmond, VA	127	100%
Hyatt Place Lakeland Center (4)	Lakeland, FL	127	100%
Hyatt Place Fremont/Silicon Valley	Fremont, CA	151	100%
Hyatt Place Mystic	Mystic, CT	79	100%
Hyatt Place Boise/Towne Square	Boise, ID	127	100%
Hyatt Place Chicago/Hoffman Estates	Hoffman Estates, IL	126	100%
Hyatt Place Chicago/Itasca	Itasca, IL	126	100%
Hyatt Place Albuquerque Airport	Albuquerque, NM	127	100%
Hyatt Place Coconut Point (8)	Estero, FL	108	50%
Hyatt Place Phoenix/Gilbert (8)	Gilbert, AZ	127	50%
Hyatt Place Madison/Downtown	Madison, WI	151	100%
Hyatt House Miami Airport (8)	Miami, FL	156	40%
Hyatt House Boston/Waltham (8)	Waltham, MA	135	40%
Hyatt House Parsippany/Whippany	Whippany, NJ	135	100%
Hyatt House Morristown	Morristown, NJ	132	100%
Hyatt House Boston/Burlington	Burlington, MA	150	100%
Hyatt House Branchburg	Branchburg, NJ	139	100%
Hyatt House Charlotte/Center City	Charlotte, NC	163	100%
Hyatt House Cypress/Anaheim	Anaheim, CA	142	100%
Hyatt House Emeryville/San Francisco Bay Area	Emeryville, CA	234	100%
Hyatt House Fishkill/Poughkeepsie	Fishkill, NJ	135	100%
Hyatt House Parsippany-East	Parsippany, NJ	140	100%
Hyatt House Philadelphia/Plymouth Meeting	East Norriton, PA	131	100%
Hyatt House Raleigh Durham Airport	Morrisville, NC	141	100%
Hyatt House Richmond—West	Richmond, VA	134	100%
Hyatt House Sacramento/Rancho Cordova	Rancho Cordova, CA	158	100%
Hyatt House San Diego/Sorrento Mesa	San Diego, CA	194	100%
Hyatt House San Jose/Silicon Valley	San Jose, CA	164	100%
Hyatt House San Ramon	San Ramon, CA	142	100%
Hyatt House Santa Clara/San Jose Airport	Santa Clara, CA	150	100%
Hyatt House Shelton	Shelton, CT	127	100%
Hyatt House Sterling/Dulles Airport-North	Sterling, VA	162	100%

(1)	Unless otherwise indicated, ownership percentages include both the property and underlying land.
(2)	Property is accounted for as a capital lease.
(3)	Property is accounted for as an operating lease.
(4)	Our ownership interest in the property is subject to a third-party ground lease on the land.
(5)	We own a 50% interest in the entity that is the operating lessee and it is a non-consolidated joint venture.
(6)	We own an 100% interest in the entity that is the operating lessee.
(7)	We have a preferred equity interest in this property and it is treated as a cost method investment.
(8)	This property is owned by an entity that is a non-consolidated joint venture.

Below is a summary of our Hyatt managed, franchised and owned and leased hotels and residential and vacation ownership properties by segment for all periods presented.

	December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009
	Properties	Rooms/ Units	Properties	Rooms/ Units	Properties	Rooms/ Units	Properties	Rooms/ Units
Americas Management and Franchising
Full Service Hotels
Managed	119	60,524	122	61,904	121	61,934	117	61,143
Franchised	24	7,515	20	6,046	16	4,767	11	3,401

Full Service Managed and Franchised	143	68,039	142	67,950	137	66,701	128	64,544
Select Service Hotels
Managed	97	13,049	95	12,781	81	10,522	80	10,285
Franchised	128	16,774	120	15,247	114	14,494	96	12,218

Select Service Managed and Franchised	225	29,823	215	28,028	195	25,016	176	22,503

ASPAC Management and Franchising
Managed	51	20,016	51	19,993	49	19,376	49	19,288
Franchised	2	988	2	988	2	988	2	988

Managed and Franchised	53	21,004	53	20,981	51	20,364	51	20,276

EAME/SW Asia Management
Full Service Hotels
Managed	53	14,098	50	13,575	46	13,225	44	12,708
Select Service Hotels
Managed	1	115	—	—	—	—	—	—

Total Managed and Franchised	475	133,079	460	130,534	429	125,306	399	120,031
Vacation Ownership Properties	15	963	15	963	15	962	15	962
Residences	10	1,102	8	1,230	9	1,239	10	1,324

Grand Total Portfolio	500	135,144	483	132,727	453	127,507	424	122,317

Included in the summary above, are the following owned and leased hotels:

	December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
Owned and Leased Hotels
Full Service owned and leased
United States	31	14,536	31	14,528	29	15,493	34	17,488
International	16	5,144	13	3,950	13	3,954	13	3,959
Select Service owned and leased	56	7,669	64	8,712	54	7,041	55	7,169

Total owned and leased hotels	103	27,349	108	27,190	96	26,488	102	28,616

Corporate Headquarters and Regional Offices

Our corporate headquarters are located at 71 South Wacker Drive, 12th Floor, Chicago, Illinois. These offices consist of approximately 225,854 square feet (net of subleased space). The lease for this property initially expires on February 29, 2020, with an option to renew and increase the rentable square feet. We also lease 74,067 square feet of office space at 200 West Monroe Street, Chicago, Illinois. The lease for this property initially expires on March 31, 2016 with an option to renew and increase the rentable square feet.

In addition to our corporate headquarters, we lease space for our regional offices, service centers and sales offices in multiple locations, including Beijing, Hong Kong, Shanghai and Shenzhen, People’s Republic of China; Dubai, United Arab Emirates; Gurgaon (NCR) and Mumbai, India; London, United Kingdom; Mainz, Germany; Marion, Illinois; Melbourne, Australia; Mexico City, Mexico; New York, New York; Paris, France; Opfikon, Switzerland; Singapore, Singapore; Omaha, Nebraska; Moore, Oklahoma; St. Petersburg, Florida; Tokyo, Japan; and Washington, D.C.

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

Not Applicable.

Executive Officers of the Registrant.

The following chart names each of the Company’s executive officers and their ages and positions as of February 13, 2013. Also included below is biographical information relating to each of the Company’s executive officers. Each of the executive officers is elected by and serves at the pleasure of the board of directors.

Name	Age	Position
Thomas J. Pritzker	62	Executive Chairman of the Board
Mark S. Hoplamazian	49	President, Chief Executive Officer and Director
Gebhard F. Rainer	51	Executive Vice President, Chief Financial Officer
Stephen G. Haggerty	45	Executive Vice President, Global Head of Real Estate and Capital Strategy
Rakesh Sarna	55	Executive Vice President, Group President—Americas
H. Charles Floyd	53	Executive Vice President, Group President—Global Operations Center
Larry Tchou	66	Executive Vice President, Group President—ASPAC
Peter Fulton	55	Executive Vice President, Group President—EAME/SW Asia
Rena Hozore Reiss	53	Executive Vice President, General Counsel and Secretary
Robert W. K. Webb	56	Executive Vice President, Chief Human Resources Officer
John Wallis	60	Executive Vice President, Global Head of Marketing and Brand Strategy

Thomas J. Pritzker has been a member of our board of directors since August 2004 and our Executive Chairman since August 2004. Mr. Pritzker served as our Chief Executive Officer from August 2004 to December 2006. Mr. Pritzker was appointed President of Hyatt Corporation in 1980 and served as Chairman and Chief Executive Officer of Hyatt Corporation from 1999 to December 2006. Mr. Pritzker is Chairman and Chief Executive Officer of The Pritzker Organization, LLC, the principal financial and investment advisor to various Pritzker family business interests. Mr. Pritzker is Chairman of Marmon Holdings, Inc. and also serves as a Director of Royal Caribbean Cruises Ltd. He served as a Director of TransUnion Corp., a credit reporting service company until June 2010. Mr. Pritzker is a Director and Vice President of The Pritzker Foundation, a charitable foundation; Director and President of the Pritzker Family Philanthropic Fund, a charitable organization; and Chairman and President of The Hyatt Foundation, a charitable foundation which established The Pritzker Architecture Prize. Mr. Pritzker is a first cousin of Ms. Penny Pritzker, who is also a member of our board of directors.

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

Gebhard F. Rainer was appointed as our Executive Vice President, Chief Financial Officer in August 2012. Most recently, Mr. Rainer served as Managing Director for Hyatt International Europe, Africa and Middle East (EAME) LLC from January 2007 to August 2012 overseeing all aspects of Hyatt’s business in the region. Mr. Rainer joined Hyatt as a Director of Finance in Saudi Arabia, and then assumed responsibilities in project management and asset management, as well as senior roles in finance, in various locations throughout Eastern Europe. In 1994, Mr. Rainer was appointed Hyatt’s Director of Finance for EAME with responsibility for 25 hotels and the regional IT function, including setting up Hyatt’s first Shared Services Center in Mainz, Germany. In 1999, he was appointed to the position of Vice President—Hotel Finance & Technology for Hyatt International Corporation, based in Chicago, with responsibility for all international operations. Mr. Rainer has more than 30 years of experience in the hotel industry, and has extensive international experience, having lived in the Caribbean, the Middle East, Eastern Europe, Western Europe, and the United States. Mr. Rainer is also a director of Avendra, LLC.

Stephen G. Haggerty was appointed Executive Vice President, Global Head of Real Estate and Capital Strategy in October 2012. In this role, Mr. Haggerty is responsible for implementing our overall capital strategy, managing our hotel asset base and providing support to our development professionals around the world. Prior to assuming his current role, Mr. Haggerty served as our Global Head of Real Estate and Development from August 2007 and our Executive Vice President-Real Estate and Development from June 2007 to August 2007. In this role, Mr. Haggerty was responsible for our global development team, our global feasibility and development finance team, our corporate transactions group, and our global asset management team that oversees all of our owned hotel properties and development of hotels and vacation ownership properties in which we have ownership. Before joining us, Mr. Haggerty spent 13 years serving in several positions of increasing responsibility with Marriott International, Inc., a lodging company, most recently in London as Senior Vice President, International Project Finance and Asset Management for Europe, Africa and the Middle East from 2005 to 2007. Prior to this position, from 2003 to 2005, Mr. Haggerty served as Marriott’s Senior Vice President of Global Asset Management and Development Finance and previously lived in Asia for nine years holding a variety of roles relating to development at Marriott.

Rakesh Sarna was appointed Executive Vice President, Group President—Americas for Hyatt Hotels Corporation in October 2012. Mr. Sarna is responsible for overseeing hotels in the United States, Canada, the Caribbean, and Central and South America. Mr. Sarna has been with us since 1979. Prior to his current role, Mr. Sarna served as our Chief Operating Officer-International from August 2007. In this role, Mr. Sarna was responsible for management of our full service hotels and resorts outside of the United States, Canada and the Caribbean. He also oversaw the operations of our regional offices in Zurich, Switzerland, Hong Kong, Dubai, UAE and Mexico City and various corporate functions in Chicago, Ill. From September 2006 to June 2007, he served as Senior Vice President for Hyatt International Corporation. Prior to that, from April 2001 to September 2006, Mr. Sarna served as our Vice President of Operations for Europe, Africa and the Middle East, and from September 1999 to April 2001 as Director of Operations for Europe, Africa and the Middle East. Prior to that, from January 1997 to September 1999, he served as regional director for South Asia. Mr. Sarna joined Hyatt in 1979 and has held a variety of senior management food and beverage positions and served as General Manager for Hyatt Regency Belgrade, Park Hyatt UN Plaza, New York and Hyatt Regency Macau.

H. Charles Floyd was appointed Executive Vice President, Group President—Global Operations Center in October 2012. In this role, Mr. Floyd is responsible for ensuring operating efficiency in the roll-out of new innovations and unifying the Company’s global operations, in addition to overseeing our information technology resources and our worldwide sales organization and call centers. Mr. Floyd has been with us since 1981. Prior to assuming his current role, Mr. Floyd served as our Chief Operating Officer—North America from January 2006. In this role he was responsible for management of our full service hotels and resorts as well as the Hyatt Place and the Hyatt House brands in the United States, Canada and the Caribbean. In addition, he oversaw Hyatt Residential Group, Inc. (formerly known as Hyatt Vacation Ownership, Inc.) and the Franchise Owner Relations Group, which supports both full service and select service and extended stay franchisees. He also oversaw various corporate functions for North America, including sales, human resources, product and design, rooms, food and beverage and engineering. Since joining Hyatt, Mr. Floyd served in a number of senior positions, including Executive Vice President—North America Operations and Senior Vice President of Sales, as well as various managing director and general manager roles.

Larry Tchou was appointed Executive Vice President, Group President—ASPAC for Hyatt Hotels Corporation in October 2012. Mr. Tchou is responsible for overseeing hotels in China, Japan, Korea, Australia, Southeast Asia and the Pacific Rim. Prior to his current role, Mr. Tchou was the Managing Director—Asia

Pacific from September 2007 to October 2012 and he was the Senior Vice President for Asia Pacific from January 1982 to September 2007. Mr. Tchou joined Hyatt in 1970 as Rooms Division Manager of Hyatt Regency Hong Kong. He was named Executive Assistant Manager in 1971 and Manager in 1974. He was later appointed as General Manager in 1977 and at the same time, he was also given responsibility for the Company’s operations and development in Korea, Japan, Taiwan, and Macau.

Peter Fulton was appointed Executive Vice President, Group President—EAME/SW Asia for Hyatt Hotels Corporation in October 2012. Mr. Fulton is responsible for overseeing hotels in Europe, Africa, the Middle East and Southwest Asia. In 1983, Mr. Fulton embarked on his career with Hyatt International as Food & Beverage Manager at Hyatt Regency in Auckland. For the next nine years, he filled senior food and beverage positions at Hyatt properties in Dubai, Canberra and Macau before receiving his first appointment as Manager at Hyatt Regency Acapulco. In 1994, Mr. Fulton was appointed General Manager of the same hotel. Three years later, Mr. Fulton was appointed General Manager at Hyatt Regency Delhi, where he remained before assuming the position of General Manager of Grand Hyatt Dubai. From 2001 until February 2008, Mr. Fulton oversaw Grand Hyatt Dubai, the largest 5-star hotel in the region, which opened in March 2003. From February 2008 until October 2012, Mr. Fulton was the Managing Director South West Asia. Prior to Hyatt, Mr. Fulton has worked for Travelodge in Christchurch and Auckland, New Zealand; Claridges Hotel in London; and Le Beau Rivage Palace Hotel in Lausanne, Switzerland.

Rena Hozore Reiss has served as our Executive Vice President, General Counsel and Secretary since August 2010. Ms. Reiss joined Hyatt after spending 10 years at Marriott International, Inc. where she most recently served as Senior Vice President and Associate General Counsel, overseeing a legal team responsible for supporting that company’s development activities in the Americas. From 2000 to 2007, Ms. Reiss held a series of increasingly responsible positions at Marriott, including serving as Senior Counsel and Vice President and Assistant General Counsel. Prior to entering the hospitality industry, Ms. Reiss practiced law at Thomson Muraro Razook & Hart in Miami, Florida, served as an Associate General Counsel for the Miami Herald Publishing Company, and was a Partner with Counts & Kanne, Chartered in Washington, DC.

Robert W. K. Webb has served as our Executive Vice President, Chief Human Resources Officer since August 2007. Prior to joining Hyatt, Mr. Webb served as Head of Global Service Delivery for Citi Employee Services at Citigroup Inc., a global financial services company. During his 19-year tenure at Citigroup and two predecessor companies, Mr. Webb served as Chief Administrative Officer for a global business unit and held several senior human resources roles in North America and international operations. Mr. Webb serves as a Director of Children’s Hospital of Chicago Medical Center/Ann & Robert H. Lurie Children’s Hospital of Chicago and The Chicago Children’s Museum. Additionally, Mr. Webb is a member of the Advisory Board of the School of Hospitality at Boston University and the Hospitality Program at DePaul University, and serves on the Health Care Committee of the Human Resources Policy Association in Washington D.C. Mr. Webb is a member of the Governing Council of the International Tourism Partnership and a board member of BSR, a global leader providing consulting services and conducting research in areas that include human rights, economic development, governance, and environmental sustainability. He also services as a Director of the Chamber of Commerce for the State of Illinois.

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

Market Information

Our Class A common stock began trading publicly on the New York Stock Exchange under the symbol “H” on November 5, 2009. Prior to that time, there was no public market for our Class A common stock. As of January 31, 2013, our Class A common stock was held by approximately 28 shareholders of record and there were 46,637,780 shares of Class A common stock outstanding. This stockholder figure does not include a substantially greater number of “street name” holders or beneficial holders of our Class A common stock whose shares are held of record by banks, brokers and other financial institutions. The following table sets forth, for the period indicated, the high and low sale prices of our Class A common stock as reported by the New York Stock Exchange for the two most recent fiscal years.

Fiscal Year end December 31, 2011	High	Low
First Quarter	$50.00	$41.14
Second Quarter	$45.72	$38.52
Third Quarter	$43.43	$29.81
Fourth Quarter	$39.24	$29.18

Fiscal Year end December 31, 2012
First Quarter	$44.49	$36.95
Second Quarter	$44.14	$34.89
Third Quarter	$41.86	$33.48
Fourth Quarter	$40.35	$33.73

On February 11, 2013, the closing stock price of our Class A common stock was $41.59.

There is no established public trading market for our Class B common stock. As of January 31, 2013, our Class B common stock was held by 200 shareholders and there were 115,434,342 shares of Class B common stock outstanding.

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

	11/5/2009	12/31/2009	12/31/2010	12/30/2011	12/31/2012
Hyatt Hotels Corporation	100.0	106.5	159.2	134.4	137.8
S&P 500	100.0	104.9	117.3	123.3	143.0
Russell 1000 Hotel	100.0	109.3	171.2	161.0	200.1

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s purchases of shares of Class A common stock during the quarter ended December 31, 2012:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Program
October 1 to October 31, 2012	892,468	$38.84	892,468	$130,000,001
November 1 to November 30, 2012	1,450,019	34.77	1,450,019	$79,580,355
December 1 to December 31, 2012	436,551	36.43	436,551	$63,677,875

Total	2,779,038	$36.34	2,779,038

(1)	On August 1, 2012, we announced the approval of a share repurchase program pursuant to which we are authorized to purchase up to $200 million of common stock (the “Repurchase Program”) in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. The Repurchase Program does not have an expiration date, and it is the only such program that currently exists.

Item 6.	Selected Financial Data

We derived the selected consolidated statements of income data for the years ended December 31, 2012, 2011 and 2010 and the selected consolidated balance sheet data as of December 31, 2012 and December 31, 2011 from our audited consolidated financial statements included in this annual report. We derived the selected consolidated statements of income data for the years ended December 31, 2009 and 2008 and the selected consolidated balance sheet data as of December 31, 2010, 2009 and 2008 from our previously audited consolidated financial statements which are not included in this annual report. Our historical results are not necessarily indicative of the results expected for any future period.

You should read the selected historical financial data together with the consolidated financial statements and related notes appearing in this annual report, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this annual report.

(in millions, except per share data)	Year Ended December 31,
	2012	2011	2010	2009	2008
Consolidated statements of income data:
Owned and leased hotel revenues	$2,021	$1,879	$1,859	$2,137	$2,036
Management and franchise fee revenues	307	288	255	290	315
Other revenues	78	66	45	83	103
Other revenues from managed properties (1)	1,543	1,465	1,368	1,325	1,281

Total revenues	3,949	3,698	3,527	3,835	3,735

Direct and selling, general, and administrative expenses	3,790	3,545	3,419	3,470	3,350
Income from continuing operations	87	111	51	115	266
Net loss (income) attributable to noncontrolling interests	1	2	11	(2)	(1)
Net income attributable to Hyatt Hotels Corporation	88	113	66	168	270

Income from continuing operations per common share, basic and diluted (2)	$0.53	$0.66	$0.29	$0.90	$1.98

(in millions)	As of December 31,
	2012	2011	2010	2009	2008
Consolidated balance sheet data:
Cash and cash equivalents	$413	$534	$1,327	$428	$409
Total current assets	1,758	1,591	2,009	1,081	1,089
Property and equipment, net	4,139	4,043	3,585	3,471	3,494
Intangibles, net	388	359	284	256	359
Total assets	7,640	7,507	7,155	6,119	6,248

Total current liabilities	618	568	495	653	697
Long-term debt	1,229	1,221	840	1,209	1,288
Other long-term liabilities	962	890	780	665	794
Total liabilities	2,809	2,679	2,115	2,527	2,779
Total stockholders’ equity	4,821	4,818	5,016	3,564	3,434

Total liabilities and equity	$7,640	$7,507	$7,155	$6,119	$6,248

(1)	Represents revenues that we receive from third-party property owners who reimburse us for costs that we incur on their behalf, with no added margin. These costs relate primarily to payroll at managed properties where we are the employer. As a result, these revenues have no effect on our profit, although they do increase our total revenues and the corresponding costs increase our total expenses. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal Factors Affecting Our Results of Operations—Revenues.”
(2)	All per share amounts reflect a one-for-two reverse split of our common stock effected on October 14, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a global hospitality company engaged in the management, franchising, ownership and development of Hyatt-branded hotels, resorts and residential and vacation ownership properties around the world. As of December 31, 2012, our worldwide portfolio consisted of 500 Hyatt-branded properties (135,144 rooms and units), including:

•	194 managed properties (69,263 rooms), all of which we operate under management agreements with third-party property owners;

•	146 franchised properties (24,191 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	95 owned properties (including 2 consolidated hospitality ventures) (24,284 rooms), 3 capital leased properties (1,225 rooms) and 5 operating leased properties (1,840 rooms), all of which we manage;

•	24 managed properties and 8 franchised properties owned or leased by unconsolidated hospitality ventures (12,276 rooms);

•	15 vacation ownership properties (963 units), all of which we manage; and

•	10 residential properties (1,102 units), all of which we manage and some of which we own.

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

For the years ended December 31, 2012, 2011 and 2010, 79.5%, 78.7%, and 79.4% of our revenues were derived from operations in the United States, respectively. As of December 31, 2012 and 2011, 72.9% and 78.8% of our long-lived assets were located in the United States, respectively.

Effective October 1, 2012, we realigned our corporate and regional operations in order to enhance organizational effectiveness and adaptability. As a result of these changes our chief operating decision maker, who is our President and Chief Executive Officer, has changed how he will assess performance and make decisions regarding the allocation of resources. Further, we evaluated our operating segments and have changed from three reportable segments to four reportable segments, which are consolidated and reported in U.S. dollars and described below:

•

Owned and leased hotels, which consists of our owned and leased full service and select service hotels and, for purposes of segment Adjusted EBITDA, our pro rata share of the Adjusted EBITDA of our unconsolidated hospitality ventures, based on our ownership percentage of each venture.

•	Americas management and franchising, which consists of our management and franchising of properties located in the United States, Latin America, Canada and the Caribbean.

•	ASPAC management and franchising, which consists of our management and franchising of properties located in Southeast Asia, as well as China, Australia, South Korea and Japan.

•	EAME/SW Asia management, which consists of our management of properties located primarily in Europe, Africa, the Middle East and India as well as countries along the Persian Gulf and the Arabian Sea.

As part of our realignment, costs incurred in our global development efforts, which were previously aggregated in corporate and other have been allocated to the operating and reporting segment to which they relate. The results of our vacation ownership business, Hyatt co-branded credit card and unallocated corporate overhead continue to be reported within corporate and other. See Note 20 for further discussion of our segment structure.

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

Adjusted EBITDA is not a substitute for net income attributable to Hyatt Hotels Corporation, income from continuing operations, cash flows from operating activities or any other measure prescribed by GAAP. There are limitations to using non-GAAP measures such as Adjusted EBITDA. Although we believe that Adjusted EBITDA can make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, Adjusted EBITDA should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. Our management compensates for these limitations by reference to our GAAP results and using Adjusted EBITDA supplementally. See our consolidated statements of income and consolidated statements of cash flows in our consolidated financial statements included in this annual report.

For a reconciliation of consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to its most directly comparable GAAP measure, net income attributable to Hyatt Hotels Corporation, see “—Results of Operations.”

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

Comparable Hotels

“Comparable systemwide hotels” represents all properties we manage or franchise (including owned and leased properties) and that are operated for the entirety of the periods being compared and that have not sustained substantial damage, business interruption or undergone large scale renovations during the periods being compared or for which comparable results are not available. We may use variations of comparable systemwide hotels to specifically refer to comparable systemwide Americas full service or select service hotels for those properties that we manage or franchise within the Americas management and franchising segment, comparable systemwide ASPAC full service hotels for those properties that we manage or franchise within the ASPAC management and franchising segment, or comparable systemwide EAME/SW Asia full service hotels for those properties that we manage within the EAME/SW Asia management segment. “Comparable operated hotels” is defined the same as “Comparable systemwide hotels” with the exception that it is limited to only those hotels we manage or operate and excludes hotels we franchise. “Comparable owned and leased hotels” represents all properties we own or lease and that are operated and consolidated for the entirety of the periods being compared and have not sustained substantial damage, business interruption or undergone large scale renovations during the periods being compared or for which comparable results are not available. Comparable systemwide hotels and comparable owned and leased hotels are commonly used as a basis of measurement in the industry. “Non-comparable systemwide hotels” or “Non-comparable owned and leased hotels” represent all hotels that do not meet the respective definition of “comparable” as defined above.

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

Other revenues from managed properties.    Represents revenues related primarily to payroll costs at managed properties where we are the employer and are fully reimbursed by the third-party property owner based on the costs incurred, with no added margin. As a result, these revenues have no effect on our profit, although they do increase our total revenues and the corresponding costs increase our total expenses. We record these revenues in “Other revenues from managed properties” and the corresponding costs in “Other costs from managed properties” in our consolidated statements of income.

Intersegment eliminations.    We evaluate our reportable segments with intersegment revenues and expenses included in their results. These intersegment revenues and expenses represent management fees earned by our management and franchising segments for managing our owned and leased hotels. As presented throughout this annual report, the individual segment results for the management and franchising businesses include the intersegment fee revenues and our owned and leased hotels include the intersegment fee expenses. Both the intersegment fee revenues and expenses are eliminated in consolidation.

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

In 2010 and continuing in 2011 and 2012, we started experiencing signs of recovery following the global economic recession in 2009, which resulted in some of the most significant RevPAR declines we have experienced in recent history. Each of the four operating segments experienced increased RevPAR in 2012 as compared to 2011 and this contributed to improved performance in our consolidated revenues and Adjusted EBITDA. Overall improvement in ADR helped drive the RevPAR increases seen in each operating segment.

In the Americas segment, further recovery of transient business at our full service hotels helped drive our revenue growth in 2012 as compared to 2011. In 2012, we also began to see some positive trends in group business. However, groups continue to be cautious with their discretionary spending while at our properties, specifically related to food and beverage items. The most significant improvements have come from long term group business. While short term bookings continued to show some weakness for much of 2012 with limited visibility, we finished the year strong with bookings for 2013 and expect to see further improvements in group business going forward. Our owned and leased hotels segment, which is made up primarily of hotels located in the Americas, has benefited and should continue to benefit from these trends. However, our owned and leased properties have been impacted by expense pressure, specifically related to insurance costs and real estate taxes, which may continue into 2013.

The ASPAC segment continued to perform well as both average daily rates and occupancy increased in 2012 compared to 2011. This segment benefited from a rebound in Japan after the tsunami in 2011 as well as continued strength in Hong Kong, Macau and Australia, partially offset by weakness in certain cities in China. We expect ASPAC results will continue to show growth, but variabilities exist that may negatively impact 2013 results, such as the rate of growth in China and renovations of several of our larger managed hotels in ASPAC scheduled for 2013.

In EAME/SW Asia, RevPAR grew on a constant currency basis. While certain areas showed strong results, the Eurozone crisis and economic concerns in India hurt our 2012 results. Although these concerns remain in 2013, we believe the current environment also presents us with unique opportunities to expand our presence in these regions so that we are better positioned as these regions recover.

Competition.    The global lodging industry is highly competitive. During periods of decreased demand for hospitality products and services, competition in the industry becomes increasingly fierce. While we generally try to maintain rates under such circumstances whenever possible, the overall reduction in business travel during the recent recession placed significant pressure on occupancy levels at our properties as well as those of our competitors. While RevPAR levels have increased each year since 2009 and occupancy has largely returned to pre-recession levels, average daily rate still remains lower than pre-recession highs across the majority of our portfolio. We believe that our brand strength and ability to manage our operations in an efficient manner will help us to compete successfully within the global hospitality industry.

Agreements with third-party owners and franchisees and relationships with developers.    We depend on our long-term management and franchise agreements with third-party owners and franchisees for a significant portion of our management and franchising fee revenues. The success and sustainability of our management and franchising business depends on our ability to perform under our management and franchising agreements and maintain good relationships with third-party owners and franchisees. Our relationships with these third-parties also generate new relationships with developers and opportunities for property development that can support our growth. We believe that we have good relationships with our third-party owners, franchisees and developers in all of our segments and are committed to the continued growth and development of these relationships. These relationships exist with a diverse group of owners, franchisees and developers and are not heavily concentrated with any particular third-party.

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

Depreciation and amortization expense.    These are non-cash expenses that primarily consist of depreciation of fixed assets such as buildings, furniture, fixtures and equipment at our consolidated owned and leased hotels. Amortization expense primarily consists of amortization of management agreement acquisition costs and acquired franchise and management intangibles, which are amortized over their estimated useful lives.

Selling, general and administrative expenses.    Selling, general and administrative expenses consist primarily of compensation expense, including deferred compensation plans for certain employees that are funded through contributions to rabbi trusts, for our corporate staff and personnel supporting our business segments (including regional offices that support our management and franchising segments), professional fees (including consulting, audit and legal fees), travel and entertainment expenses, sales and marketing expenses, bad debt expenses and office administrative and related expenses.

Other costs from managed properties.    Represents costs related primarily to payroll expenses at managed properties where we are the employer. These costs are reimbursed to us with no added margin. As a result, these costs have no effect on our profit, although they do increase our total expenses and the corresponding reimbursements increase our total revenues. We record these costs in “Other costs from managed properties” and the corresponding revenues in “Other revenues from managed properties” in our consolidated statements of income.

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

Demand for vacation ownership properties.    The recent economic downturn severely reduced consumer demand for vacation ownership properties. A significant portion of our costs to support our vacation ownership business relates to direct sales and marketing at these properties. Accordingly, we reduced and continue to monitor these costs so they correspond to current levels of demand. We recorded total impairment charges of $1 million in 2012, $6 million in 2011 and $45 million in 2010 related to our vacation ownership business. The 2011 impairment charge was primarily a result of a change in management’s assumptions regarding future sales volume and pricing of unsold vacation ownership intervals. The 2010 impairment charge was due to a change in management’s plans for future development of multi-phase vacation ownership properties. We may be required to take additional impairment charges in the future if demand levels fall or fail to improve at specific properties.

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

Acquisitions, investments, divestitures and significant renovations

We periodically acquire, divest or undertake large scale renovations of hotel properties. The results of operations derived from these properties do not, therefore, meet the definition of “comparable hotels” as defined in “—Key Business Metrics Evaluated by Management.” The results of operations from these properties, however, may have a material effect on our results from period to period and are, therefore, discussed separately in our discussion on results of operations when material.

In 2012, we entered into the following key transactions:

•

acquired all of the outstanding shares of capital stock of a company that owned a full service hotel in Mexico City, Mexico in order to expand our presence in the region. The total purchase price was approximately $202 million. As part of the purchase, we acquired cash and cash equivalents of $12 million, resulting in a net purchase price of $190 million. We began managing this property during the year ended December 31, 2012 and have rebranded it as Hyatt Regency Mexico City;

•	acquired the Hyatt Regency Birmingham in the United Kingdom, previously managed by us, for a net purchase price of approximately $43 million;

•

sold seven Hyatt Place and one Hyatt House property for an aggregate amount of approximately $87 million, net of closing costs. In conjunction with the sale, we entered into a long-term management agreement for each property with the third-party purchaser of the hotels. As of December 31, 2012, we had committed to a plan to sell an additional three Hyatt Place properties to the same third party; and

•

sold our interest in two joint ventures classified as equity method investments, which were included in our owned and leased segment, to a third party for an aggregate amount of $52 million. Each venture owns a hotel that we currently manage. At the time of the sale we signed agreements with the third party purchaser to extend our existing management agreements for the hotels owned by the ventures by ten years.

In 2011, we entered into the following key transactions:

•	acquired from LodgeWorks 20 hotels, branding, management and franchising rights to an additional four hotels, and other assets for a total purchase price of approximately $661 million;

•	acquired three Woodfin Suites properties in California for a total purchase price of approximately $77 million. We rebranded them as Hyatt Summerfield Suites, and subsequently as Hyatt House; and

•

sold six Hyatt Place and two Hyatt Summerfield Suites properties to a new joint venture that a subsidiary of the Company formed with a third party. The properties were sold for a combined sale price of $110 million, or $90 million net of our $20 million contribution to the new joint venture. In conjunction with the sale, we entered into a long-term franchise agreement for each property with the joint venture.

In 2010, we entered into the following key transactions:

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

Results of Operations

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Consolidated Results

(In millions, except percentages)	Year Ended December 31,
	2012	2011	Better / (Worse)
REVENUES:
Total revenues	$3,949	$3,698	$251	7%

DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	1,549	1,468	(81)	(6)%
Depreciation and amortization	353	305	(48)	(16)%
Other direct costs	29	24	(5)	(21)%
Selling, general, and administrative	316	283	(33)	(12)%
Other costs from managed properties	1,543	1,465	(78)	(5)%

Direct and selling, general, and administrative expenses	3,790	3,545	(245)	(7)%

Net gains and interest income from marketable securities held to fund operating programs	21	2	19	950%
Equity earnings (losses) from unconsolidated hospitality ventures	(22)	4	(26)	(650)%
Interest expense	(70)	(57)	(13)	(23)%
Losses on sales of real estate	—	(2)	2	100%
Asset impairments	—	(6)	6	100%
Other income (loss), net	7	(11)	18	164%

INCOME BEFORE INCOME TAXES	95	83	12	14%

(PROVISION) BENEFIT FOR INCOME TAXES	(8)	28	(36)	(129)%

NET INCOME	87	111	(24)	(22)%

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1	2	(1)	(50)%

NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$88	$113	$(25)	(22)%

Revenues.    Consolidated revenues in the year ended December 31, 2012 increased $251 million, or 7%, compared to the year ended December 31, 2011, including $21 million in net unfavorable currency effects and a $78 million increase in other revenues from managed properties.

Other revenues from managed properties includes an increase of $15 million resulting from changes in the value of the underlying assets for our benefit programs funded through rabbi trusts for the year ended December 31, 2012 compared to the year ended December 31, 2011. These gains are offset in other costs from managed properties, thus having no net impact to our earnings. Excluding this amount, other revenues from managed properties increased $63 million, or 4%, in the year ended December 31, 2012 compared to the year ended December 31, 2011. This increase in other revenues from managed properties was due to a higher volume of reimbursements paid to us by our managed properties, which were driven primarily by an increase in payroll costs partially related to new managed hotel openings in 2011 in our Americas management and franchising segment and an owned hotel that was converted to a management agreement in 2011.

Owned and leased hotel revenues increased $142 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Comparable owned and leased hotel revenue increased $73 million over the same period, which includes net unfavorable currency effects of $18 million. The increase was primarily driven by increased revenues from the hotels in the United States that were under significant renovation in the prior year. Noncomparable owned and leased hotel revenue increased $69 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The noncomparable increase was due primarily to a full year of contribution from the acquisition of 23 properties during 2011, two properties acquired in 2012 and the opening of one leased property in 2012, partially offset by 11 hotels that were sold or otherwise left the chain during 2011 and eight hotels sold in 2012.

We also experienced a $19 million increase in management and franchise fee revenues for the year ended December 31, 2012 compared to the same period in 2011, which includes net unfavorable currency impacts of $3 million. Included in consolidated management fees for the year ended December 31, 2012 were base management fees of $154 million, a 7% increase from 2011, and incentive management fees of $97 million, which were flat compared to 2011. The increase in hotel revenue and fees was primarily driven by increases in average daily rate, as Americas transient rates increased compared to the prior year and occupancy was near historically high levels.

Other revenues, which includes the revenues of our vacation ownership business and the results of our co-branded credit card, increased $12 million from 2011. The table below provides a breakdown of revenues by segment for the years ended December 31, 2012 and 2011.

For further discussion of segment revenues for the periods presented, please refer to “—Segment Results.”

(in millions, except percentages)	Year Ended December 31,
	2012	2011	Better / (Worse)
Owned and leased hotels	$2,021	$1,879	$142	7.6%
Americas management and franchising	1,712	1,615	97	6.0%
ASPAC management and franchising	129	113	16	14.2%
EAME/SW Asia management	92	92	—	—
Corporate and other	93	82	11	13.4%
Eliminations	(98)	(83)	(15)	(18.1)%

Consolidated revenues	$3,949	$3,698	$251	6.8%

Owned and leased hotels expense.    Expenses for owned and leased hotels increased by $81 million in the year ended December 31, 2012 compared to the year ended December 31, 2011. Comparable owned and leased hotels expense increased $51 million for the year ended December 31, 2012 compared to the year ended December 31, 2011, largely attributable to higher compensation and related costs. Noncomparable owned and leased hotels expense increased $24 million in the year ended December 31, 2012 as compared to the year ended December 31, 2011 as increases in expenses attributable to a full year of contribution from the 23 hotels purchased in 2011, two hotels purchased in 2012, and one leased hotel opened in 2012 were partially offset by reduced expenses attributable to the 11 properties which were sold or otherwise left the chain in 2011 and eight properties sold in 2012. Additionally, expenses recognized with respect to our employee benefit programs funded through rabbi trusts increased $6 million driven by the performance of the underlying invested assets during the year ended December 31, 2012 as compared to the year ended December 31, 2011. Changes in these expenses are fully offset to the account net gains and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.

Depreciation and amortization expense.    Depreciation and amortization expense increased by $48 million in the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase was driven by depreciation and amortization at our noncomparable hotels which increased $41 million in 2012 as compared to 2011 primarily due to our acquisitions in the latter half of 2011. Comparable hotels depreciation and amortization expense increased $7 million in 2012 as compared to 2011 due primarily to accelerated amortization of an intangible asset.

Other direct costs.    Other direct costs, which represent costs associated with our vacation ownership operations and our co-branded credit card, increased by $5 million in the year ended December 31, 2012 compared to the year ended December 31, 2011. Direct costs of our vacation ownership operations increased $3 million and direct costs of our co-branded credit card increased $2 million primarily due to growth of the program in the year ended December 31, 2012 compared to the year ended December 31, 2011.

Selling, general and administrative expenses.    Selling, general and administrative costs increased by $33 million or 12% in the year ended December 31, 2012 compared to the year ended December 31, 2011. Included in selling, general and administrative expenses is the financial performance of the investment securities held in rabbi trusts to fund certain benefit programs. The financial performance of these investments resulted in an increase in costs of $14 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. These expenses are offset in net gains and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.

Excluding the rabbi trust amounts, selling, general and administrative costs increased $19 million, or 7%, in the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase was driven by bad debt expense that was $6 million greater in 2012 as we had $2 million in higher expenses and a $4 million benefit in the comparative prior year period, primarily from greater recoveries in the prior year. During the year ended December 31, 2012 compared to the year ended December 31, 2011, compensation and related expenses increased $3 million due primarily to additional development resources and related staff added over the course of 2011 for which we have a full year of expense in 2012. Additionally, professional fees increased $3 million primarily due to legal fees, and sales and marketing expenses increased $2 million due primarily to our vacation ownership business. The remaining increase of $5 million is due primarily to franchise taxes and business and occupation taxes.

Net gains and interest income from marketable securities held to fund operating programs.    Net gains and interest income from marketable securities held to fund operating programs includes securities held to fund our benefit programs funded through rabbi trusts and securities held to fund our Hyatt Gold Passport program. These securities in total generated a net gain of $21 million for the year ended December 31, 2012 and a net gain of $2 million for the year ended December 31, 2011. Marketable securities held to fund our benefit programs funded through rabbi trusts resulted in a net gain of $18 million in the year ended December 31, 2012 compared to the net loss of $2 million in the year ended December 31, 2011. This change was driven by the market performance of the underlying securities. The gains or losses on securities held in the rabbi trusts offset our owned and leased hotels expense for our hotel staff and selling, general and administrative expenses for our corporate staff and personnel supporting our business segments, having no net impact on our earnings. Of the $20 million change in the underlying securities, $14 million was offset in selling, general and administrative expenses and $6 million was offset in owned and leased hotel expenses. Marketable securities held to fund our Hyatt Gold Passport program and related to our owned and leased hotels, generated a net gain of $3 million in the year ended December 31, 2012 compared to a net gain of $4 million for the year ended December 31, 2011. The gains and losses on securities held to fund our Hyatt Gold Passport program and related to our owned and leased hotels are offset by corresponding changes to our owned and leased hotel revenues, thus having no net impact on our earnings.

Equity earnings (losses) from unconsolidated hospitality ventures.    Equity earnings (losses) from unconsolidated hospitality ventures was a $22 million loss in the year ended December 31, 2012 compared to equity earnings of $4 million for the year ended December 31, 2011. During 2012 we recorded impairment charges of $19 million related to our interest in two hospitality ventures and one vacation ownership property and during 2011 we recorded an impairment charge of $1 million related to our interest in a vacation ownership property. Further, during 2012 we had $4 million of non-capitalizable costs associated with the development of hotels at our hospitality ventures. The remaining decrease is due primarily to lower distributions generated from hospitality ventures and lower net income generated by vacation ownership properties.

Interest expense.    Interest expense increased by $13 million in the year ended December 31, 2012 compared to the year ended December 31, 2011. The issuance of $500 million aggregate principal amount of senior unsecured notes in August 2011 resulted in a $15 million increase in interest expense for the year ended December 31, 2012 compared to the year ended December 31, 2011. Additionally, in the year ended December 31, 2011 we reversed $4 million of interest expense, which had been expensed in years prior to 2011, related to interest on value added tax penalties that were waived during the year ended December 31, 2011. These increases during the year ended December 31, 2012 compared to the year ended December 31, 2011 were partially offset by a $4 million reduction in fees related to the amendment of our revolving credit facility and a $2 million reduction related to the repayment of a loan in 2011. For further information on these transactions refer to Note 10 of the consolidated financial statements included in this annual report.

Asset impairments.    Asset impairments are recorded as necessary, based on our regular evaluation of assets for impairment. There were no impairments in the year ended December 31, 2012 recorded in asset impairments in our consolidated statements of income compared to $6 million recorded in asset impairments for the year ended December 31, 2011. The $6 million impairment charge in 2011 was primarily due to an impairment of inventory for our vacation ownership business related to a change in management’s assumptions regarding future sales volume and pricing of unsold vacation ownership intervals. In three of these vacation ownership properties, our ownership interest was less than 100%. As a result, $1 million of this impairment charge was attributable to our partners and reflected in net loss attributable to noncontrolling interest, resulting in a net total impairment charge attributable to Hyatt Hotels Corporation of $5 million in the year ended December 31, 2011.

Other income (loss), net.    Other income (loss), net, increased by $18 million in the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to the favorable impact of our other marketable securities of $30 million, partially offset by realignment costs. The table below provides a breakdown of other income (loss), net for the years ended December 31, 2012 and December 31, 2011, respectively:

(in millions except percentages)	Year Ended December 31,
	2012	2011	Better / (Worse)
Interest income	$23	$23	$—
Gains (losses) on other marketable securities (1)	17	(13)	30
Impairment of held-to-maturity investment (2)	(4)	—	(4)
Foreign currency losses	(3)	(5)	2
Provisions on hotel loans (3)	(4)	(4)	—
Realignment costs (4)	(21)	—	(21)
Transaction costs (5)	(2)	(5)	3
Other (6)	1	(7)	8

Other income (loss), net	$7	$(11)	$18

(1)	Represents gains (losses) on investments in trading securities not used to fund operating programs.
(2)	The year ended December 31, 2012 includes a $4 million impairment of a held-to-maturity investment that was recorded in other assets in our consolidated balance sheet.
(3)	During 2012 we recorded a provision related to a pre-opening loan. During 2011 we recorded provisions related to certain hotel developer loans based on our assessment of their collectability. See Note 7 to our consolidated financial statements included in this annual report for further detail.
(4)	Represents costs incurred as part of the realignment of corporate and regional operations and includes employee separation costs, relocation costs, consulting fees, and legal fees.
(5)	Transaction costs incurred during the year ended December 31, 2012 represents transaction costs incurred primarily to acquire the Hyatt Regency Mexico City and the Hyatt Regency Birmingham, while prior year amount represents transaction costs incurred to acquire hotels and other assets from LodgeWorks. See Note 8 to our consolidated financial statements included in this annual report for further detail.
(6)

Includes a gain from a sublease agreement in 2012, losses from two sublease agreements recorded in 2011, one of which was agreed to with a related party, and gains (losses) on asset retirements for each period presented. See Note 11 and Note 19 to our consolidated financial statements included in this annual report for further detail on the sublease agreements.

(Provision) benefit for income taxes.    Income taxes for the years ended December 31, 2012 and 2011 was a provision of $8 million and a benefit of $28 million respectively, which resulted in effective income tax rates of 8.3% and (33.9%), respectively.

The effective tax rate for 2012 of 8.3% differed from the U.S. statutory federal income tax rate of 35% primarily due to benefits relating to foreign tax credits of $26 million, settlement of state tax matters of $6 million, interest expense on the treatment for expensing certain renovation costs in prior years of $6 million, and $3 million for reductions in foreign statutory tax rates. These benefits are partially offset by $7 million resulting from a reduction in the deferred tax assets of certain non-consolidated investments and approximately $8 million (including $3 million in interest and penalties) for uncertain tax positions in foreign jurisdictions

The effective tax rate for 2011 of (33.9)% differed from the U.S. statutory federal income tax rate of 35% primarily due to a benefit of $30 million related to foreign tax credits generated by a deemed distribution from foreign subsidiaries, a benefit of $17 million related to a settlement of a tax issue in a foreign jurisdiction and the release of a valuation allowance of $13 million against certain foreign net operating losses. In addition, the effective rate was further reduced by taxes at rates below U.S. rate at our foreign-based operations. These items are offset by $13 million of net increases to our domestic uncertain positions (inclusive of interest and penalties).

Net loss attributable to noncontrolling interests.    Net loss attributable to noncontrolling interests decreased by $1 million in 2012 compared to 2011, primarily due to the 2011 portion of an impairment charge attributable to the noncontrolling interest in three of our consolidated vacation ownership properties, which is included in Corporate and other.

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

During 2012, we completed a realignment of our organization in order to enhance organizational effectiveness and adaptability. As a result of these changes, we reevaluated our operating segments and have changed from three reportable segments to four reportable segments. The segment results presented here have been recast to show our full year 2012, 2011, and 2010 results as if our new operating structure had existed in those periods.

Owned and Leased Hotels.    Revenues increased by $142 million in the year ended December 31, 2012 compared to the year ended December 31, 2011, which included $18 million in net unfavorable currency impact. Worldwide comparable hotel revenues increased $73 million in 2012 as compared to 2011, $62 million of which was from hotels in the United States that were under significant renovation in 2011. These increases were partially offset by our revenues from comparable hotels outside of the United States which were negatively impacted by foreign currency effects of $18 million in the year ended December 31, 2012, compared to the same period in 2011. For the year ended December 31, 2012, revenue growth at our comparable full service owned hotels was driven primarily by increased occupancy and average daily rate, primarily from transient travelers in the United States compared to the same period in 2011. Non-comparable owned and leased hotel revenues increased $69 million in the year ended December 31, 2012, compared to the year ended December 31, 2011, largely driven by a full year contribution by the 23 hotels purchased during the second and third quarters of 2011 and two hotels purchased and one leased hotel that opened during 2012. These increases were partially offset by a decrease in revenues from the 11 hotels that were sold or otherwise left the chain during 2011 and eight hotels that were sold in the fourth quarter of 2012. During the year ended December 31, 2012, we removed eight properties from the comparable owned and leased hotel results and moved them to noncomparable owned and leased hotel results.

	Year Ended December 31,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2012	2011	Better / (Worse)	2012	2011	Change in Occ % pts	2012	2011	Better / (Worse)
Full Service	$152	$142	7.1%	74.5%	71.1%	3.4%	$204	$199	2.1%
Select Service	75	71	6.6%	77.6%	77.5%	0.1%	97	91	6.5%
Total Owned and Leased Hotels	135	126	7.0%	75.2%	72.5%	2.7%	180	174	3.2%

	Year Ended December 31,
(in millions except percentages)	2012	2011	Better / (Worse)
Segment Revenues	$2,021	$1,879	$142	7.6%
Segment Adjusted EBITDA	$442	$400	$42	10.5%

Adjusted EBITDA increased by $42 million, which included $6 million in net unfavorable currency effects, in the year ended December 31, 2012 compared to the year ended December 31, 2011. Noncomparable hotels improved $34 million for the year ended December 31, 2012 primarily due to a full year of contribution from the 23 hotels purchased in 2011 and two hotels purchased in 2012. Our comparable owned and leased properties also improved $13 million for the year ended December 31, 2012, compared to the same period in 2011, due primarily to increased demand and average daily rates at our full service hotels, in particular at our properties that were under significant renovation in 2011, partially offset by higher compensation and related expenses. Additionally, Adjusted EBITDA at our joint venture hotels decreased $5 million in the year ended December 31, 2012, primarily due to unfavorable currency effects and the sale of our ownership interest in two hotels in 2012.

Americas management and franchising.    Americas management and franchising revenues increased by $97 million in the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to increased other revenues from managed properties of $64 million. The increase in cost reimbursements from managed properties was primarily driven by increases in hotel payroll expense, partially due to hotel openings and newly converted hotels. Management and franchise fees increased $33 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 due to increased base fees of $17 million, increased franchise fees and other revenues of $9 million, and increased incentive fees of $7 million. Of the $33 million improvement in total Americas management and franchise fees, comparable systemwide Americas management and franchise fees increased $19 million in the year ended December 31, 2012 compared to the year ended December 31, 2011.

Our full service hotels comparable RevPAR improvement of 6.5% in the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily driven by the growth in transient rate. We also experienced slight growth in occupancy across both transient and group business, as well as moderate increases in group rate. RevPAR at our select service hotels in the year ended December 31, 2012 increased by 7.0% compared to the year ended December 31, 2011 driven primarily by average daily rate growth. During the year ended December 31, 2012, we removed two properties from the comparable Americas full service systemwide hotels and no properties were removed from the comparable Americas select service systemwide hotels.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR			Occupancy			ADR
	2012	2011	Better / (Worse)	2012	2011	Change in Occ % pts	2012	2011	Better / (Worse)
Americas Full Service	$125	$118	6.5%	72.9%	71.3%	1.6%	$172	$165	4.2%
Americas Select Service	76	71	7.0%	74.8%	73.4%	1.4%	102	97	5.0%

Americas management and franchising	Year Ended December 31,
(in millions except percentages)	2012	2011	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$256	$223	$33	14.8%
Other Revenues from Managed Properties	1,456	1,392	64	4.6%

Total Segment Revenues	$1,712	$1,615	$97	6.0%
Segment Adjusted EBITDA	$199	$167	$32	19.2%

Adjusted EBITDA improved by $32 million in the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to a $33 million increase in management and franchise fees. Adjusted EBITDA also benefited from a $3 million decrease in sales and marketing expense in the year ended December 31, 2012 as compared to 2011. These improvements were partially offset by increased bad debt expense of $3 million for the year ended December 31, 2012 compared to the same period in 2011.

ASPAC management and franchising.    ASPAC management and franchising revenues increased by $16 million in the year ended December 31, 2012 compared to the year ended December 31, 2011, which included an insignificant amount in net favorable currency impact. Management and franchise fees increased $5 million for the year ended December 31, 2012, which included a $3 million increase in incentives fees, a $1 million increase in base management fees, and a $1 million increase in franchise and other revenues. Of the $5 million increase in total management and franchise fees, comparable systemwide ASPAC increased $4 million, which includes an insignificant net unfavorable currency impact in the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in comparable fees is due primarily to a 6.7% increase (or 6.9% increase, excluding the unfavorable currency impact) in RevPAR for our comparable systemwide ASPAC full service hotels. This RevPAR improvement was primarily the result of increased average daily rates across all areas in the region except certain parts of China. Further, particular areas such as Japan, Australia, Hong Kong, and Macau, had strong fee increases. During the year ended December 31, 2012, we removed two properties from the comparable ASPAC full service systemwide hotels.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR			Occupancy			ADR
	2012	2011	Better / (Worse)	2012	2011	Change in Occ % pts	2012	2011	Better / (Worse)
ASPAC Full Service	$165	$154	6.7%	69.6%	68.2%	1.4%	$237	$226	4.6%

ASPAC management and franchising	Year Ended December 31,
(in millions except percentages)	2012	2011	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$86	$81	$5	6.2%
Other Revenues from Managed Properties	43	32	11	34.4%

Total Segment Revenues	$129	$113	$16	14.2%
Segment Adjusted EBITDA	$46	$40	$6	15.0%

Adjusted EBITDA increased by $6 million in the year ended December 31, 2012 compared to the year ended December 31, 2011, which included insignificant net unfavorable currency effects. The increase in Adjusted EBITDA for the year ended December 31, 2012 compared to 2011 was primarily driven by $5 million in increased management and franchise fees and decreased compensation and related expenses of $2 million. Partially offsetting these improvements was an increase in bad debt expense of $1 million during the year ended December 31, 2012 as compared to the same period in 2011.

EAME/SW Asia management.    EAME/SW Asia management revenues were flat in the year ended December 31, 2012 compared to the year ended December 31, 2011, which included $3 million in net unfavorable currency impact. Management and other fees decreased $4 million (or $1 million excluding the unfavorable currency impacts) for the year ended December 31, 2012, which was driven primarily by activity at our comparable hotels. The $4 million decrease in management and other fees includes a $3 million decrease in incentive fees and a $1 million decrease in other fees. Comparable systemwide EAME/SW Asia full service RevPAR decreased 2.9% (or 2.5% increase, excluding the unfavorable currency impacts). Both average daily rate on a constant currency basis and occupancy improved in the year ended December 31, 2012 compared to 2011. On a constant currency basis, the region had strong results in the United Kingdom due to the Olympic Games as well as in France, Germany, and Turkey. These gains were partially offset by negative pressure from economic and political volatility in parts of Europe, the Middle East, and India. There were no properties removed from the comparable EAME/SW Asia full service hotels portfolio during the year ended December 31, 2012.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR			Occupancy			ADR
	2012	2011	Better / (Worse)	2012	2011	Change in Occ % pts	2012	2011	Better / (Worse)
EAME/SW Asia Full Service	$149	$154	(2.9)%	61.9%	60.8%	1.1%	$241	$253	(4.5)%

EAME/SW Asia management	Year Ended December 31,
(in millions except percentages)	2012	2011	Better / (Worse)
Segment Revenues
Management and Other Fees	$63	$67	$(4)	(6.0)%
Other Revenues from Managed Properties	29	25	4	16.0%

Total Segment Revenues	$92	$92	$—	—
Segment Adjusted EBITDA	$26	$34	$(8)	(23.5)%

Adjusted EBITDA decreased by $8 million in the year ended December 31, 2012 compared to the year ended December 31, 2011, which included $2 million in net unfavorable currency effects. The decrease in Adjusted EBITDA was partially driven by a decrease in management and other fees of $4 million in the year ended December 31, 2012 compared to the same period in 2011. Additionally, Adjusted EBITDA declined during the year ended December 31, 2012 due to bad debt expense that was $3 million greater this year as we had a $1 million benefit in the current year and a $4 million benefit in the comparative prior year period, primarily from greater recoveries in the prior year. Additionally, legal fees increased $1 million in the year end December 31, 2012 as compared to the same period in 2011.

Corporate and other.    Corporate and other includes unallocated corporate expenses, the results of our vacation ownership business, and the results of our co-branded credit card. Revenues increased by $11 million in the year ended December 31, 2012 compared to the year ended December 31, 2011, which was primarily driven by increased revenues for our vacation ownership business of $8 million due to increased contract sales. The remaining increase of $3 million in the year ended December 31, 2012 compared to 2011 was driven by growth of our co-branded credit card program.

(in millions except percentages)	Year Ended December 31,
	2012	2011	Better / (Worse)
Corporate and other Revenues	$93	$82	$11	13.4%
Corporate and other Adjusted EBITDA	$(107)	$(103)	$(4)	(3.9)%

Adjusted EBITDA decreased $4 million in the year ended December 31, 2012 compared to the year ended December 31, 2011 as the previously mentioned revenue increases were offset by an increase in selling, general, and administrative expenses for our unallocated corporate and other expenses of $11 million. This increase in selling, general, and administrative expenses was primarily due to compensation and related expense increases for our unallocated corporate personnel of $5 million and sales and marketing expense increases of $5 million primarily for our vacation ownership business. Additionally, other direct costs increased $5 million in the year ended December 31, 2012 as compared to the same the period in 2011, related to an increase in direct costs for our vacation ownership business of $3 million and for our co-branded credit card of $2 million, respectively.

Eliminations.    Eliminations of $98 million and $83 million for the year ended December 31, 2012 and 2011, respectively, primarily represent fees charged by our management and franchising segments to our owned and leased hotels for managing their operations.

Non-GAAP Measure Reconciliation

The following table sets forth Adjusted EBITDA by segment for the years ended December 31, 2012 and 2011. For a discussion of our definition of Adjusted EBITDA, how we use it, why we present it and material limitations on its usefulness, see “—Key Business Metrics Evaluated by Management.”

(in millions, except percentages)	Year Ended December 31,
	2012	2011	Better / (Worse)
Owned and leased hotels	$442	$400	$42	10.5%
Americas management and franchising	199	167	32	19.2%
ASPAC management and franchising	46	40	6	15.0%
EAME/SW Asia management	26	34	(8)	(23.5)%
Corporate and other	(107)	(103)	(4)	(3.9)%

Consolidated Adjusted EBITDA	$606	$538	$68	12.6%

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation in the years ended December 31, 2012 and 2011:

(in millions)	Year Ended December 31,
	2012	2011
Adjusted EBITDA	$606	$538
Equity earnings (losses) from unconsolidated hospitality ventures	(22)	4
Losses on sales of real estate	—	(2)
Asset impairments	—	(6)
Other income (loss), net	7	(11)
Net loss attributable to noncontrolling interests	1	2
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(73)	(78)

EBITDA	519	447
Depreciation and amortization	(353)	(305)
Interest expense	(70)	(57)
(Provision) benefit for income taxes	(8)	28

Net income attributable to Hyatt Hotels Corporation	$88	$113

Results of Operations

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Consolidated Results

(In millions, except percentages)	Year Ended December 31,
	2011	2010	Better / (Worse)
REVENUES:
Total revenues	$3,698	$3,527	$171	5%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	1,468	1,493	25	2%
Depreciation and amortization	305	279	(26)	(9)%
Other direct costs	24	3	(21)	(700)%
Selling, general, and administrative	283	276	(7)	(3)%
Other costs from managed properties	1,465	1,368	(97)	(7)%

Direct and selling, general, and administrative expenses	3,545	3,419	(126)	(4)%
Net gains and interest income from marketable securities held to fund operating programs	2	21	(19)	(90)%
Equity earnings (losses) from unconsolidated hospitality ventures	4	(40)	44	110%
Interest expense	(57)	(54)	(3)	(6)%
Gains (losses) on sales of real estate	(2)	26	(28)	(108)%
Asset impairments	(6)	(44)	38	86%
Other income (loss), net	(11)	71	(82)	(115)%

INCOME BEFORE INCOME TAXES	83	88	(5)	(6)%
(PROVISION) BENEFIT FOR INCOME TAXES	28	(37)	65	176%

INCOME FROM CONTINUING OPERATIONS	111	51	60	118%
INCOME FROM DISCONTINUED OPERATIONS	—	4	(4)	(100)%

NET INCOME	111	55	56	102%
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2	11	(9)	(82)%

NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$113	$66	$47	71%

Revenues.    Consolidated revenues in the year ended December 31, 2011 increased $171 million, or 5%, compared to the year ended December 31, 2010, including $31 million in net favorable currency effects and a $97 million increase in other revenues from managed properties.

Other revenues from managed properties includes a decrease of $15 million due to losses from a decline in the value of underlying assets of our benefit programs funded through rabbi trusts. These losses are offset in other costs from managed properties, thus having no net impact to our earnings. Excluding this amount, other revenues from managed properties increased $112 million, or 8.3%, in the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in other revenues from managed properties was due to higher cost reimbursements to us by managed properties, primarily due to new managed hotel openings during 2010 and 2011, and owned hotels that were sold or converted to management agreements during 2010 and 2011, and an increase in hours worked in 2011 as a result of higher occupancy at our United States hotels.

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

The remaining increase in revenues related primarily to increased management and franchise fees of $33 million. Included in consolidated management fees for the year ended December 31, 2011 were base management fees of $147 million, an 11% increase from 2010, and incentive management fees of $98 million, a 5% increase from 2010. These increases in hotel revenue and fees were primarily driven by an increase in transient demand in the Americas and average daily rate growth in the ASPAC and EAME/SW Asia markets.

Corporate and other revenues, which includes the revenues of our vacation ownership business and the results of our co-branded credit card, increased $20 million from 2010. The table below provides a breakdown of revenues by segment for the years ended December 31, 2011 and 2010.

For further discussion of segment revenues for the periods presented, please refer to “—Segment Results.”

(in millions, except percentages)	Year Ended December 31,
	2011	2010	Better / (Worse)
Owned and leased hotels	$1,879	$1,859	$20	1.1%
Americas management and franchising	1,615	1,484	131	8.8%
ASPAC management and franchising	113	111	2	1.8%
EAME/SW Asia management	92	91	1	1.1%
Corporate and other	82	62	20	32.3%
Eliminations	(83)	(80)	(3)	(3.8)%

Consolidated revenues	$3,698	$3,527	$171	4.8%

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

Other direct costs.    Other direct costs, which represent costs associated with our vacation ownership operations and our co-branded credit card, increased by $21 million in the year ended December 31, 2011 compared to the year ended December 31, 2010. Direct costs of our vacation ownership operations increased $12 million in the year ended December 31, 2011 compared to the year ended December 31, 2010. During 2010, we received a favorable settlement of approximately $8 million related to a construction dispute at one of our vacation ownership properties. This settlement offset the majority of our vacation ownership other direct costs in the year ended December 31, 2010. In addition to the settlement, increased direct sales and marketing costs drove the remaining $4 million increase for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Costs associated with our co-branded credit card increased $9 million in the year ended December 31, 2011 compared to the year ended December 31, 2010, as the card was launched in the third quarter of 2010.

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

Net gains and interest income from marketable securities held to fund operating programs.    Net gains and interest income from marketable securities held to fund operating programs resulted in a net gain of $2 million for the year ended December 31, 2011 and a net gain of $21 million for the year ended December 31, 2010. Marketable securities held to fund our benefit programs funded through rabbi trusts resulted in a net loss of $2 million in the year ended December 31, 2011 compared to the net gain of $16 million in the year ended December 31, 2010 due to poor performance of the underlying securities as a result of market conditions. The gains or losses on securities held in the rabbi trusts offset our owned and leased hotels expense for our hotel staff and selling, general and administrative expenses for our corporate staff and personnel supporting our business segments, having no net impact on our earnings. Of the $18 million change in the underlying securities, $12 million was offset in selling, general and administrative expenses and $6 million was offset in owned and leased hotel expenses. Marketable securities held to fund our Hyatt Gold Passport program and related to our owned and leased hotels generated a net gain of $4 million in the year ended December 31, 2011 compared to a net gain of $5 million for the year ended December 31, 2010. The gains and losses on securities held to fund our Hyatt Gold Passport program and related to our owned and leased hotels are offset by corresponding changes to our owned and leased hotel revenues, thus having no net impact on our earnings.

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

Gains (losses) on sales of real estate.    During 2011, we sold six Hyatt Place and two Hyatt Summerfield Suites properties to a new joint venture that a subsidiary of the Company formed with a third party. The properties were sold for a combined sale price of $110 million, or $90 million net of our $20 million contribution to the new joint venture, resulting in a pre-tax loss of $2 million. During 2010, we sold the Hyatt Regency Greenville, Hyatt Lisle, Hyatt Deerfield, and Hyatt Rosemont to an unrelated third party for a combined $64 million, net of closing costs, resulting in a pre-tax gain of $26 million. We entered into long-term franchise agreements for each of these properties sold during the course of 2011 and 2010, and therefore recognized the full gain or loss on sale of real estate in our consolidated statements of income in the period of sale.

Asset impairments.    Asset impairments, which are recorded, as necessary, based on our regular evaluation of assets for impairment, were $6 million and $44 million for the years ended December 31, 2011 and 2010, respectively. The $6 million impairment charge in 2011 was primarily due to an impairment of inventory related to our vacation ownership business related to a change in management’s assumptions regarding future sales volume and pricing of unsold vacation ownership intervals. In three of these vacation ownership properties, our ownership interest is less than 100%. As a result, $1 million of this impairment charge is attributable to our partners and reflected in net loss attributable to noncontrolling interest, resulting in a net total impairment charge attributable to Hyatt Hotels Corporation of $5 million.

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

During 2012, the Company completed a realignment of its organization in order to enhance organizational effectiveness and adaptability. As a result of these changes, the Company reevaluated its operating segments and has changed from three reportable segments to four reportable segments. The segment results presented here have been recast to show our full year 2011 and 2010 results as if our new operating structure had existed in those periods.

Owned and Leased Hotels.    Revenues increased by $20 million in the year ended December 31, 2011 compared to the year ended December 31, 2010, which included $25 million in net favorable currency impact. Worldwide comparable hotel revenues increased $111 million in 2011 as compared to 2010 after excluding the United States hotels under significant renovation. Revenue growth at our comparable full service owned hotels was primarily due to strong transient demand, which also yielded higher average daily rates. Offsetting this increase were the comparable United States hotels undergoing significant renovations, which had revenue declines of $25 million for 2011 as compared to 2010. Further, non-comparable owned and leased hotel revenues decreased $66 million primarily driven by hotels sold or transferred during 2010 and 2011. During the year ended December 31, 2011, we removed eleven properties from the comparable owned and leased hotel results and moved them to noncomparable owned and leased hotel results. The negative impact of the sold and transferred hotels was partially offset by increased revenues for a noncomparable hotel opened in 2010 and 23 hotels purchased during 2011.

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

Adjusted EBITDA increased by $44 million, which included $6 million in favorable currency effects, in the year ended December 31, 2011 compared to the year ended December 31, 2010. Our owned and leased results were driven by performance at our comparable owned and leased properties, which improved $34 million for the year ended December 31, 2011 compared to the same period in 2010, due to increased demand and increased average daily rates, partially offset by higher compensation and related expenses. Additionally, we had improvements of $10 million in our Adjusted EBITDA at our joint venture hotels due to newly formed joint ventures and improved performance at existing joint venture properties. Included in the joint venture improvements are $5 million for the year ended December 31, 2011 related to joint ventures we entered into in conjunction with dispositions of previously wholly owned properties. Noncomparable hotels were flat for the year ended December 31, 2011 compared to the same period in 2010, as increases from a hotel opened in 2010 and newly purchased hotels were offset by decreases for sold or transferred hotels.

Americas management and franchising.    Americas management and franchising revenues increased by $131 million in the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to increased revenues from managed properties of $107 million. The increase in costs reimbursements from managed properties was primarily driven by increases in hotel payroll expense, partially due to newly converted hotels. Management and franchise fees increased $24 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. The primary drivers of the fee increase were base management fees and franchise fees and other fees, which increased $11 million and $10 million, respectively. Franchise fees and other fees have increased primarily due to newly converted hotels and improved performance at existing franchised hotels. Base management fee increases have been primarily driven by comparable hotel revenue increases and newly converted hotels. Our full service hotels RevPAR improvement was primarily driven by growth in transient occupancy and rate. Group business had modest rate increases, while occupancy was approximately flat for the year ended December 31, 2011 compared to the year ended December 31, 2010. The RevPAR increase at our comparable select service properties for the year ended December 31, 2011 as compared to 2010 was driven by both occupancy and rate growth. During the year ended December 31, 2011 we removed three properties from the comparable Americas full service systemwide hotels. During the year ended December 31, 2011 we removed one property from the comparable Americas select service systemwide hotels.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR			Occupancy			ADR
	2011	2010	Better / (Worse)	2011	2010	Change in Occ % pts	2011	2010	Better / (Worse)
Americas Full Service	$116	$109	7.1%	71.4%	68.9%	2.5%	$163	$158	3.3%
Americas Select Service	71	65	8.8%	74.1%	70.4%	3.7%	96	93	3.4%

Americas management and franchising	Year Ended December 31,
(in millions except percentages)	2011	2010	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$223	$199	$24	12.1%
Other Revenues from Managed Properties	1,392	1,285	107	8.3%

Total Segment Revenues	$1,615	$1,484	$131	8.8%

Segment Adjusted EBITDA	$167	$145	$22	15.2%

Adjusted EBITDA improved by $22 million in the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to a $24 million increase in management and franchise fees. Additionally, expenses under contractual performance obligations decreased $2 million due to better hotel performance for the year ended December 31, 2011 as compared to 2010. These improvements were partially offset by increased compensation and related expenses of $4 million for the year ended December 31, 2011 compared to the same period in 2010.

ASPAC management and franchising.    ASPAC management and franchising revenues increased by $2 million in the year ended December 31, 2011 compared to the year ended December 31, 2010, which was primarily driven by $4 million in net favorable currency impact. Management and franchise fees increased $10 million for the year ended December 31, 2011 due primarily to a 9.8% increase (or 3.9% increase, excluding the favorable currency impact) in RevPAR for our comparable systemwide international full service hotels. This RevPAR improvement was primarily the result of increased average daily rates. Further, results were driven by strength in China (excluding Shanghai), Hong Kong, Macau and Southeast Asia, partially offset by difficult comparisons as a result of the 2010 World Expo in Shanghai and Japan’s slow recovery from the natural disaster that occurred in March 2011. Of the $10 million increase in fees during the year ended December 31, 2011, $4 million was in franchise and other fees, $3 million was in base fees, and $3 million was in incentive fees. During the year ended December 31, 2011, three properties were removed from the comparable ASPAC full service systemwide hotels.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR			Occupancy			ADR
	2011	2010	Better / (Worse)	2011	2010	Change in Occ % pts	2011	2010	Better / (Worse)
ASPAC Full Service	$153	$140	9.8%	67.8%	66.8%	1.0%	$226	$209	8.1%

ASPAC management and franchising	Year Ended December 31,
(in millions except percentages)	2011	2010	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$81	$71	$10	14.1%
Other Revenues from Managed Properties	32	40	(8)	(20.0)%

Total Segment Revenues	$113	$111	$2	1.8%

Segment Adjusted EBITDA	$40	$35	$5	14.3%

Adjusted EBITDA increased by $5 million in the year ended December 31, 2011 compared to the year ended December 31, 2010, which included $3 million in net favorable currency effects. The increase in Adjusted EBITDA was primarily driven by improved management and franchise fees of $10 million in the year ended December 31, 2011 compared to the same period in 2010, partially offset by increased compensation and related expenses of $4 million.

EAME/SW Asia management.    EAME/SW Asia management revenues increased by $1 million in the year ended December 31, 2011 compared to the year ended December 31, 2010, which was primarily driven by $1 million in net favorable currency impact. Management and other fees increased $2 million for the year ended December 31, 2011 due primarily to a 4.0% increase (or 2.1% increase, excluding the favorable currency impact) in RevPAR for our comparable systemwide EAME/SW Asia full service hotels. This RevPAR improvement was primarily the result of increased average daily rates. Excluding the favorable currency impact, RevPAR grew in SW Asia and was approximately flat in EAME for 2011 as compared to 2010. Within EAME, Egypt and Amman continued to be impacted negatively by the political unrest experienced in the first quarter of 2011. Of the $2 million increase in fees during the year ended December 31, 2011, $1 million was in base fees, and $1 million was in other fees. During the year ended December 31, 2011, two properties were removed from the comparable EAME/SW Asia full service systemwide hotels.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR			Occupancy			ADR
	2011	2010	Better / (Worse)	2011	2010	Change in Occ % pts	2011	2010	Better / (Worse)
EAME/SW Asia Full Service	$157	$151	4.0%	61.6%	62.9%	(1.3)%	$254	$239	6.2%

EAME/SW Asia management	Year Ended December 31,
(in millions except percentages)	2011	2010	Better / (Worse)
Segment Revenues
Management and Other Fees	$67	$65	$2	3.1%
Other Revenues from Managed Properties	25	26	(1)	(3.8)%

Total Segment Revenues	$92	$91	$1	1.1%

Segment Adjusted EBITDA	$34	$31	$3	9.7%

Adjusted EBITDA increased by $3 million in the year ended December 31, 2011 compared to the year ended December 31, 2010, which included $2 million in net unfavorable currency effects. The increase in Adjusted EBITDA was partially driven by improved management and other fees of $2 million in the year ended December 31, 2011 compared to the same period in 2010. Additionally, Adjusted EBITDA benefited during the year ended December 31, 2011 due to a decrease in bad debt expense of $7 million, primarily from recoveries of amounts expensed in prior years as uncollectible. Partially offsetting these improvements was increased compensation and related expenses of $6 million during the year ended December 31, 2011 as compared to the same period in 2010.

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

(in millions except percentages)	Year Ended December 31,
	2011	2010	Better / (Worse)
Corporate and other Revenues	$82	$62	$20	32.3%
Corporate and other Adjusted EBITDA	$(103)	$(91)	$(12)	(13.2)%

Adjusted EBITDA decreased $12 million in the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to an increase in selling, general, and administrative expenses of $12 million. This increase was primarily due to unallocated corporate compensation and related expenses of $7 million, increased sales and marketing expenses related to our vacation ownership business of $3 million, and other unallocated miscellaneous expenses increases of $4 million, partially offset by decreased travel and entertainment expenses of $2 million. The $20 million increase in revenues was mostly offset by the $21 million increase in other directs costs related to our co-branded credit card and vacation ownership business for the year ended December 31, 2011 compared to the year ended December 31, 2010.

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

(in millions, except percentages)	Year Ended December 31,
	2011	2010	Better / (Worse)
Owned and leased hotels	$400	$356	$44	12.4%
Americas management and franchising	167	145	22	15.2%
ASPAC management and franchising	40	35	5	14.3%
EAME/SW Asia management	34	31	3	9.7%
Corporate and other	(103)	(91)	(12)	(13.2)%

Consolidated Adjusted EBITDA	$538	$476	$62	13.0%

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

Inflation

We do not believe that inflation had a material effect on our business in 2012, 2011 or 2010.

Liquidity and Capital Resources

Overview

We finance our business primarily with existing cash, short-term investments and cash generated from our operations. As part of our business strategy we also recycle capital by using net proceeds from dispositions to support our acquisitions and new investment opportunities. When appropriate, we also borrow cash under our revolving credit facility or from other third party sources, and may also raise funds by issuing debt or equity securities as necessary. We maintain a cash investment policy that emphasizes preservation of capital. We had cash and cash equivalents and short-term investments of $927 million and $1,122 million at December 31, 2012 and 2011, respectively. We believe that our cash position, short-term investments and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives in the foreseeable future.

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

Recent Transactions Affecting Our Liquidity and Capital Resources

During 2012, we acquired all of the outstanding shares of capital stock of a company that owned a full service hotel in Mexico City, Mexico. The total purchase price was approximately $202 million and as part of the purchase, we acquired cash and cash equivalents of $12 million, resulting in a net purchase price of $190 million, of which $10 million is held in restricted cash at December 31, 2012.

In August 2012 our Board of Directors approved a share repurchase of up to $200 million of the Company’s common stock. In accordance with the authorization, in 2012 the Company repurchased 3,690,282 shares of Class A common stock at a weighted average price of $36.94 per share, for an aggregate purchase price of $136 million, excluding related expenses.

During 2012 we sold seven Hyatt Place properties and one Hyatt House property for a combined $87 million, net of closing costs, and sold our interest in two joint ventures for $52 million. Both of these transactions support our ongoing strategy to recycle capital.

During 2011, we acquired hotels and other assets from LodgeWorks, resulting in an aggregate purchase of 20 hotels, branding, management and franchising rights to an additional four hotels, and other assets for a price of approximately $661 million.

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

In 2010, we established a new investment program for the purpose of investing our excess available cash. This program includes investment in highly liquid and transparent commercial paper, corporate notes and bonds, U.S. treasuries and U.S. agencies, which allows for the investments to be readily liquidated without any significant costs.

Additionally, in January 2013, a third party acquired four hotels in France and we entered into management agreements and a related performance guarantee with the third party. The performance guarantee does not have an annual cap and the maximum total commitment under the performance guarantee is €377 million or $511 million as of February 1, 2013. Our current expectation is that the likelihood of a significant payment under the performance guarantee in 2013 is low. See Note 23 to our consolidated financial statements included in this annual report for further information.

Sources and Uses of Cash

At December 31, 2012, we had cash and cash equivalents of $413 million compared to cash and cash equivalents of $534 million at December 31, 2011 and $1,110 million at December 31, 2010.

	Year Ended December 31,
(in millions)	2012	2011	2010
Cash provided by (used in):
Operating activities	$499	$393	$450
Investing activities	(489)	(1,015)	(663)
Financing activities	(124)	56	(39)
Cash provided by discontinued operations	—	—	27
Effects of changes in exchange rate on cash and cash equivalents	(7)	(10)	8

Net change in cash and cash equivalents	$(121)	$(576)	$(217)

As of December 31, 2012, we have determined that undistributed net earnings of $279 million of certain foreign subsidiaries would be indefinitely reinvested in operations outside the United States. These earnings could become subject to additional taxes if remitted as dividends, loaned to a U.S. affiliate, or if we sold our interest in the affiliates; the resulting U.S. income tax liabilities could be offset, in whole or in part, by credits allowable for taxes paid to foreign jurisdictions.

Cash Flows from Operating Activities

Cash flows provided by operating activities totaled $499 million in the year ended December 31, 2012 compared to $393 million in the year ended December 31, 2011. Cash flow from operations was positively impacted in 2012 by increased cash generated by operating performance across all segments, while 2011 was negatively impacted by an increase in deferred income taxes.

Cash flows provided by operating activities totaled $393 million in the year ended December 31, 2011 compared to $450 million in the year ended December 31, 2010. Cash flow from operations was positively impacted in 2011 by increased cash generated by operating performance across all segments but the increase, however, cash flows provided by operating activities in 2010 were higher than in 2011 due to a significant tax refund received in the fourth quarter of 2010.

Cash Flows from Investing Activities

Cash flows used in investing activities totaled $489 million in the year ended December 31, 2012 compared to cash used in investing activities of $1,015 million in the year ended December 31, 2011. During 2012, we acquired the common stock of an entity that owned a full service hotel in Mexico City, Mexico, for a net purchase price of $190 million, of which $10 million is held in restricted cash. Additionally, during the year ended December 31, 2012, we acquired a hotel in the United Kingdom for a net purchase price of approximately $43 million. During 2012, we sold seven Hyatt Place properties and one Hyatt House property for a combined $87 million, net of closing costs, to an unrelated third party. During 2012, we sold our interest in two equity method investments to a third party for $52 million. For the years ended December 31, 2012 and 2011, capital expenditures were $301 million and $331 million, respectively (see “Capital Expenditures” below).

Cash flows used in investing activities totaled $1,015 million in the year ended December 31, 2011 compared to cash used in investing activities of $663 million in the year ended December 31, 2010. During 2011, we acquired 20 hotels, branding and management rights to an additional four hotels and other assets from LodgeWorks for a total purchase price of approximately $661 million, of which approximately $639 million was paid during the year and approximately $20 million was placed into an escrow account pursuant to a holdback agreement. The amount in escrow was classified as restricted cash on our consolidated balance sheet as of December 31, 2011 and was released and paid to LodgeWorks during the year ended December 31, 2012. During the year ended December 31, 2011 we acquired three properties in California for a total purchase price of approximately $77 million. In the year ended December 31, 2011, we invested a total of $130 million in marketable securities, short-term investments and unconsolidated hospitality ventures, compared to $482 million in 2010. For the years ended December 31, 2011 and 2010, capital expenditures were $331 million and $310 million, respectively (see “Capital Expenditures” below). During the year ended December 31, 2011, we entered into an agreement with a third party to sell eight properties for a combined sales price of $110 million ($90 million, net of $20 million contributed to a new joint venture) and we also sold a Company owned airplane for $18 million, net of closing costs. During the year ended December 31, 2010, we received $136 million in proceeds from the sale of real estate, which is net of $97 million in restricted cash for a potential like-kind exchange transaction. The $97 million in restricted cash as of December 31, 2010 was transferred from escrow to cash and cash equivalents during 2011.

Cash Flows from Financing Activities

Cash flows used by financing activities totaled $124 million in the year ended December 31, 2012 compared to cash provided by financing activities of $56 million in the year ended December 31, 2011. During 2012, the Company announced that our Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company’s sole discretion. During 2012, the Company repurchased 3,690,282 shares of Class A common stock at a weighted average price of $36.94 per share, for an aggregate purchase price of $136 million, excluding related expenses which were insignificant. The $136 million of share repurchases were settled in cash during the year. The shares repurchased represented approximately 2% of the Company’s total shares of common stock outstanding prior to the repurchase. The shares of Class A common stock were repurchased on the open market, retired, and returned to authorized and unissued status. The cash outflows related to the share repurchase were partially offset by a $10 million loan related to the renovation of a newly purchased select service property.

In August 2011, we issued $250 million of 2016 Notes and $250 million of 2021 Notes, which resulted in $494 million in net proceeds, after deducting discounts and offering expenses payable by the Company of approximately $4 million. During the year ended December 31, 2011, we repurchased 8,987,695 shares of Class B common stock for approximately $396 million. Additionally, during the year ended December 31, 2011, we received $25 million from a loan that we assigned to a newly formed joint venture formed for the purpose of owning and operating the Hyatt Regency Minneapolis. The loan was obtained during the first quarter of 2011 and the proceeds from the loan were retained by the Company. During the year ended December 31, 2011, we had $54 million in debt repayments, which primarily related to $53 million used to pay off a 9.26% fixed rate mortgage. During the year ended December 31, 2010, we had repayments of long-term debt of $39 million, which primarily related to $31 million used to pay off a 10.07% fixed rate mortgage. During the years ended December 31, 2012 and 2011, we had no drawings on our revolving credit facility.

The following is a summary of our debt to capital ratios as of December 31, 2012 and December 31, 2011:

	December 31,
(in millions, except percentages)	2012	2011
Consolidated debt (1)	$1,233	$1,225
Stockholders’ equity	4,821	4,818

Total capital	6,054	6,043
Total debt to total capital	20.4%	20.3%
Consolidated debt (1)	1,233	1,225
Less: Cash and cash equivalents and short-term investments	927	1,122

Net consolidated debt (cash and short-term investments)	306	103
Net debt to total capital	5.1%	1.7%

(1)	Excludes approximately $568 million and $543 million of our share of unconsolidated hospitality venture indebtedness as of December 31, 2012 and 2011, respectively, substantially all of which is non-recourse to us.

Cash Flows from Discontinued Operations

Cash flows provided by discontinued operations were $27 million during the year ended December 31, 2010. In 2010, we sold an apartment building located adjacent to the Park Hyatt Washington D.C. for $22 million in net proceeds, as well as the Amerisuites Orlando for $5 million in net proceeds. We have no continuing involvement in these properties. In 2012 and 2011 there were no cash flows provided by discontinued operations.

Capital Expenditures

We routinely make capital expenditures to enhance our business. We divide our capital expenditures into maintenance, enhancements to existing properties and investment in new facilities.

During the year ended December 31, 2012, we made total capital expenditures of $301 million, which included $153 million for enhancements to existing properties, $106 million for maintenance, and $42 million for investment in new facilities. During the year ended December 31, 2011, we made total capital expenditures of $331 million, which included $226 million for enhancements to existing properties, $92 million for maintenance, and $13 million for investment in new facilities.

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

We are in compliance with all applicable covenants under the indenture governing our Senior Notes as of December 31, 2012.

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

There were no borrowings under the revolving credit facility for the years ended December 31, 2012, 2011 and 2010, respectively. There was no outstanding balance on this credit facility at December 31, 2012 or December 31, 2011 or the prior facility as of December 31, 2010. We do, however, have $105 million and $99 million in outstanding undrawn letters of credit that are issued under our revolving credit facility (and reduce the availability thereunder) as of December 31, 2012 and 2011, respectively. As of December 31, 2012, we had available borrowing capacity of $1.4 billion under our revolving credit facility, net of outstanding undrawn letters of credit.

All of our borrowings under our revolving credit facility are guaranteed by substantially all of our material domestic subsidiaries, as defined in the revolving credit facility. All guarantees are guarantees of payment and performance and not of collection. As of January 2012, Hotel Investors I, Inc. was added as an additional borrower under our revolving credit facility.

Interest rates on outstanding borrowings are either LIBOR-based or based on an alternate base rate, with margins in each case based on our credit rating or, in certain circumstances, our credit rating and leverage ratio. As of December 31, 2012, the interest rate for a one month LIBOR borrowing would have been 1.584%, or LIBOR, of 0.209%, plus 1.375%.

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

Our revolving credit facility also requires us to meet Leverage Ratio and Secured Funded Debt Ratio financial covenants in each case measured quarterly as defined in our revolving credit facility.

We were in compliance with all applicable covenants as of December 31, 2012.

Letters of Credit

We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had a total of $120 million in letters of credit outstanding at December 31, 2012 and 2011. Included in those totals are $105 million and $99 million in letters of credit issued under the revolving credit facility as of December 31, 2012 and 2011, respectively. Also included in those totals are letters of credit issued directly with financial institutions of $15 million and $21 million at December 31, 2012 and 2011, respectively. The letters of credit issued directly with financial institutions had weighted average fees of 129 basis points at December 31, 2012. The range of maturity on these letters of credit was up to one year as of December 31, 2012.

Other Indebtedness and Future Debt Maturities

We entered into a thirty-year capital lease for the Hyatt Regency Grand Cypress in 2007. The lease agreement included a commitment to spend $30 million on improvements to the property within the first five years, which has been satisfied. The aggregate amount obligated under this lease was $193 million as of December 31, 2012. The aggregate amount of annual payments under the lease totals $14 million. This lease agreement includes options, at our discretion, to purchase the hotel, including the land, and the adjacent parcel of land. We exercised our option to purchase the adjacent piece of land on August 28, 2007 and the option remains to purchase the hotel, including land, for $190 million in the eighth lease year, $210 million in the tenth lease year, or $245 million in the fifteenth lease year.

After excluding the $193 million lease obligation described above and $1,006 million of Senior Notes, all other third-party indebtedness as of December 31, 2012 totaled $34 million.

As of December 31, 2012, $4 million of our outstanding debt will mature in the following twelve months. We believe that we will have adequate liquidity to meet requirements for scheduled maturities.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012:

(dollars in millions)		Payments Due by Period
	Total	2013	2014	2015	2016	2017	Thereafter
Debt (1)	$1,334	$55	$65	$305	$290	$31	$588
Capital lease obligations (1)	249	16	197	2	3	3	28
Operating lease obligations	483	39	40	34	29	27	314
Purchase obligations	36	36	—	—	—	—	—
Other long-term liabilities (2)	862	397	63	58	4	2	338

Total contractual obligations	$2,964	$543	$365	$399	$326	$63	$1,268

(1)	Includes principal as well as interest payments. Assumes forward estimates of LIBOR rates and constant foreign exchange rates as of December 31, 2012 for floating rate debt and international debt.
(2)	Primarily consists of deferred compensation plan liabilities and obligations to fund contract acquisition costs, loans to hotel owners or other investments. Excludes $91 million in long-term tax positions due to the uncertainty related to the timing of the reversal of those positions.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at December 31, 2012 included purchase obligations of $36 million, letters of credit of $120 million and surety bonds of $24 million. These amounts are more fully discussed in “—Sources and Uses of Cash—Revolving Credit Facility and —Letters of Credit”, “—Contractual Obligations” and Note 16 to our consolidated financial statements included in this annual report.

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

Goodwill

We review the carrying value of all our goodwill by comparing the carrying value of our reporting units to their fair values. We define a reporting unit at the individual property or business level. We are required to perform this comparison at least annually or at an interim date if indicators of impairment exist. In any given year we can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If we cannot determine qualitatively that the fair value is in excess of the carrying value, or we decide to bypass the qualitative assessment, we proceed to the two-step process. When determining fair value, we utilize internally developed discounted future cash flow models, third-party appraisals and, if appropriate, current estimated net sales proceeds from pending offers. Under the discounted cash flow approach we utilize various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates based on the weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows, the weighted-average cost of capital and the terminal value growth rate assumptions. The weighted-average cost of capital takes into account the relative weights of each component of our consolidated capital structure (equity and long-term debt). Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources and are developed as part of our routine, long-term planning process. We then compare the estimated fair value to our carrying value. If the carrying value is in excess of the fair value, we must perform step two in order to determine our implied fair value of goodwill to measure if any impairment charge is necessary. The determination of our implied fair value of goodwill requires the allocation of the reporting unit’s estimated fair value to the individual assets and liabilities of the reporting unit as if we had completed a business combination. We perform the allocation based on our knowledge of the reporting unit, the market in which they operate, and our overall knowledge of the hospitality industry. Changes in our allocation approach could result in different measures of implied fair value and impact the final impairment charge, if any.

Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. We had $133 million and $102 million of goodwill as of December 31, 2012 and December 31, 2011, respectively. An adverse change to our fair value estimates could result in an impairment charge, which could be material to our earnings. The Company has seven reporting units on which we have a goodwill balance as of December 31, 2012. A 10% change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates used in our calculations of the fair values of the reporting units would result in an impairment charge of the entire $14 million goodwill balance of one of our reporting units as of December 31, 2012. The Company will continue to monitor the impact of the current economic environment on the goodwill of our reporting units.

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

Changes in economic and operating conditions impacting these judgments could result in impairments to our long-lived assets in future periods, which could be material to our earnings. We had $4,527 million and $4,402 million of long-lived assets and definite-lived intangibles as of December 31, 2012 and 2011, respectively.

In conjunction with our regular assessment of impairment indicators, we identified property and equipment for which a 10% change in certain estimates used in our undiscounted cash flow calculation could result in an impairment charge of approximately $24 million.

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

Changes in economic and operating conditions impacting these judgments could result in impairments to our unconsolidated hospitality ventures in future periods. We had investments of $222 million and $207 million of unconsolidated hospitality ventures accounted for under the equity method as of December 31, 2012 and 2011, respectively.

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

Stock Compensation

Overview

We utilize our Long-Term Incentive Plan (“LTIP”) as a means of attracting, retaining and incentivizing qualified executives, key employees and nonemployee directors to increase our value and continue our efforts to build and sustain growth. As of December 31, 2012, we had authorized 9,375,000 shares of Class A common stock to be issued under the LTIP. As part of our LTIP, we award Stock Appreciation Rights (“SARs”), Restricted Stock Units (“RSUs”), Performance Share Units (“PSUs”) and Performance Vested Restricted Stock (“PSSs”).

The following table summarizes by grant date the awards granted since January 1, 2010 under our LTIP, as well as the fair value at the date of grant.

Grant Date	Award Type	Number Granted	Fair Value
March 2010	RSUs	102,252	$33.12
March 2010	SARs	386,834	15.93
May 2010	RSUs	466,223	40.96
May 2010	SARs	338,326	19.84
September 2010	RSUs	20,707	39.84
March 2011	SARs	359,062	19.08
March 2011	RSUs	484,685	41.74
March 2011	PSUs	99,660	41.74
June 2011	RSUs	14,124	38.92
September 2011	RSUs	10,493	33.35
March 2012	SARs	405,877	17.29
March 2012	RSUs	444,059	41.29
March 2012	PSSs	209,569	41.29
June 2012	RSUs	19,787	35.87
October 2012	RSUs	2,580	38.75
December 2012	RSUs	40,694	36.86

The majority of the awards are determined to be classified as equity awards with the fair value being determined on the grant date. We have an insignificant portion of the awards which are expected to be settled in cash and therefore are classified as liabilities. We recognize stock-based compensation expense over the requisite service period of the individual grantee, which generally equals the vesting period. We currently have issued service condition awards and performance-based awards. We have elected to use the straight-line method of expense attribution for the service condition awards. The performance-based awards were first granted in 2011 and vest based on satisfaction of certain performance targets. The number of PSSs and PSUs that will ultimately vest and be paid out in Class A common stock will range from 0% to 200% of the target amount stated in each executive officer’s award agreement based upon the performance of the Company relative to the applicable performance target. We use the best available estimate of the future achievement of the performance targets and are currently expensing the PSS awards at target and the PSUs awards at 25% of the target, each over the respective three year performance period. The PSSs and PSUs will vest at the end of the performance period only if a minimum performance target is met; there is no interim performance metric. We will continue to assess the achievement of the performance targets and may adjust the amount of stock-based compensation expense we recognize related to the performance-based awards.

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

Expected volatility.    Because there is limited trading history for our common stock, we do not have sufficient information available on which to base a reasonable and supportable estimate of the expected volatility of our share price. Consequently, prior to November 5, 2009 (the date our Class A common stock commenced trading on the New York Stock Exchange) the expected price volatility for our Class A common stock was estimated using the average implied volatility of exchange-traded options of our major publicly traded competitors. We evaluated the five-day trailing average implied volatility of exchange-traded options with a minimum term of two years. Using the five-day average, we applied linear interpolation to determine the implied volatility for an option with a strike price equal to the underlying stock’s current trading level. As of the fourth quarter of 2009, the Company changed its methodology for calculating expected volatility. For the October 2009 grant and forward, we are using an average historical volatility of our peer group over a time period consistent with our expected term assumption. Our peer group was determined based upon companies in our industry with similar business models and is consistent with those used to benchmark our executive compensation. During 2012, we began incorporating our limited trading history with our peer group’s history to obtain our expected volatility of our share price. As we continue to gain more trading history of our common stock, we will continue to phase out our peer group’s historical volatility.

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

Generally, the expected volatility and expected term assumptions are the main drivers of value under the BSM option-pricing model. Consequently, changes in these assumptions can have a significant impact on the resulting fair value. Due to the limited scope of these awards, a 10% change in the expected volatility or the expected term assumption would result in an immaterial change to the grant date fair value.

The fair value of our SARs granted since January 2010 was estimated using the BSM option pricing model with the following assumptions:

	March 16, 2012 Grant	March 16, 2011 Grant	May 11, 2010 Grant	March 2, 2010 Grant
Expected Volatility	40.84%	43.39%	46.27%	45.67%
Expected Life in Years	6.251	6.251	6.251	6.251
Risk-free Interest Rate	1.49%	2.43%	2.69%	2.75%
Annual Dividend Yield	—	—	—	—

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

Our total unearned compensation under our LTIP program was $13 million and $16 million as of December 31, 2012 and 2011, respectively, for SARs, $31 million and $30 million as of December 31, 2012 and 2011, respectively, for RSUs, and $3 million and $3 million as of December 31, 2012 and 2011, respectively, for PSUs and PSSs. We will record these amounts to compensation expense primarily over the next four years with respect to SARs and RSUs, with a limited portion of RSU awards extending over the next nine years, and over the next two years with respect to PSUs and PSSs.

Recent Accounting Pronouncements

Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2011-04 clarify the intent of the Financial Accounting Standards Board (“FASB”) with regard to the application of existing fair value measurement requirements and change some requirements for measuring or disclosing information about fair value measurements. The provisions of ASU 2011-04 became effective for public companies in the first reporting period beginning after December 15, 2011. The adoption of ASU 2011-04 enhanced the disclosure of the fair value of certain financial assets and liabilities that are not required to be recorded at fair value within our financial statements. See Note 5 for discussion of fair value.

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

In September 2011, the FASB released Accounting Standards Update No. 2011-08 (“ASU 2011-08”), Intangibles-Goodwill and Other (Topic 350): Testing for Goodwill Impairment. ASU 2011-08 gives companies the option to perform a qualitative assessment before calculating the fair value of the reporting unit. Under the guidance in ASU 2011-08, if this option is selected, a company is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The provisions of ASU 2011-08 became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption was permitted. We adopted ASU 2011-08 during the quarter ended March 31, 2012 and applied its provisions during our annual goodwill impairment test. See Note 9 for discussion of goodwill. ASU 2011-08 did not materially impact our consolidated financial statements.

In December 2011, the FASB released Accounting Standards Update No. 2011-12 (“ASU 2011-12”), Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of ASU 2011-12 became effective for public companies in fiscal years beginning after December 15, 2011. The adoption of ASU 2011-12 did not materially impact our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At December 31, 2012, we were a party to hedging transactions including the use of derivative financial instruments, as discussed below.

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

As of December 31, 2012 and December 31, 2011 we held a total of four and eight $25 million interest rate swap contracts, respectively, each of which expires on August 15, 2015. Taken together, these swap contracts effectively convert a total of $100 million and $200 million, as of December 31, 2012 and December 31, 2011, respectively, of the $250 million of senior notes issued in August 2009 with a maturity date of August 15, 2015 (the “2015 Notes”) to floating rate debt based on three-month LIBOR plus a fixed rate component. The fixed rate component of the four remaining swaps varies by contract, ranging from 4.5675% to 4.77%. The interest rate swaps were designated as a fair value hedge as their objective is to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as fair value hedges at inception and at December 31, 2012 and December 31, 2011 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes. At December 31, 2012 and December 31, 2011, the fixed to floating interest rate swaps were recorded within other assets at a value of $1 million and $7 million, respectively, offset by a fair value adjustment to long-term debt of $1 million and $8 million, respectively. At December 31, 2012 and December 31, 2011, the difference between the other asset value and fair market value adjustment to long-term debt includes the ineffective portion of the swap life-to-date in an insignificant amount and $1 million, respectively.

During the year ended December 31, 2012, we terminated four $25 million interest rate swap contracts, for which we received cash payments of $8 million to settle the fair value of the swaps. The cash payments received during the year ended December 31, 2012 included $1 million of accrued interest. These amounts are included within the carrying value of long-term debt at December 31, 2012. The cash received from the terminations will be amortized as a benefit to interest expense over the remaining term of the 2015 Notes.

Our fixed percentage of total debt is roughly 92%. This percentage relates purely to our gross debt balance and does not include the effect of our floating rate cash investments. We will continue to evaluate our fixed debt as a percentage of total debt and it is possible that this percentage will change in the future. The fair value of the $100 million of interest rate swap contracts was $1 million at December 31, 2012. These hedges were deemed to be highly effective in offsetting fluctuations in the fair value of the 2015 Notes and as such, the impact to our consolidated statements of income was insignificant. A hypothetical 10 percent increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by an insignificant amount.

During 2011, we entered into treasury-lock derivative instruments with $250 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the 2021 Notes we issued in August 2011 (see Note 10), as changes in the benchmark interest rate would result in variability in cash flows related to such debt. These derivative instruments were designated as cash flow hedges at inception and were highly effective in offsetting fluctuations in the benchmark interest rate. Changes in the fair value relating to the effective portion of the lock were recorded in accumulated other comprehensive loss and the corresponding fair value was included in prepaids and other assets. We settled the treasury- lock derivative instruments at the date of issuance of the 2021 Notes in August 2011. The $14 million loss on the settlement was recorded to accumulated other comprehensive loss and will be amortized over the remaining life of the 2021 Notes. As a result, for the years ended December 31, 2012 and December 31, 2011, we recorded $1 million and $1 million, respectively, in incremental interest expense.

Foreign Currency Exposures and Exchange Rate Instruments

We conduct business in various foreign currencies and use foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. These foreign currency exposures typically arise from intercompany loans and other intercompany transactions. The U.S. dollar equivalent of the notional amount of the forward contracts as of December 31, 2012 and 2011 was $254 million and $245 million, respectively, all of which expire within the next twelve months. We intend to offset the gains and losses related to our intercompany loans and transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect to net income (loss) attributable to Hyatt Hotels Corporation. We expect to continue this practice relating to our intercompany loans and transactions, and may also begin to manage the risks associated with other transactional and translational foreign currency volatility within our business.

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

On February 12, 2013, the Company filed a Certificate of Retirement with the Secretary of State of the State of Delaware to retire 1,556,713 shares of Class B common stock. All 1,556,713 shares of Class B Common Stock were converted into shares of Class A common stock in connection with the sale of such shares pursuant to Rule 144 by certain Pritzker family stockholders. The Company’s Amended and Restated Certificate of Incorporation requires that any shares of Class B Common Stock that are converted into shares of Class A Common Stock be retired and may not be reissued.

Effective upon filing, the Certificate of Retirement amended the Amended and Restated Certificate of Incorporation of the Company to reduce the total authorized number of shares of capital stock of the Company by1,556,713 shares. The total number of authorized shares of the Company is now 1,457,428,754 shares, consisting of 1,000,000,000 shares designated Class A Common Stock, 447,428,754 shares designated Class B Common Stock, and 10,000,000 shares designated Preferred Stock, $0.01 par value per share. A copy of the Certificate of Retirement is attached as Exhibit 3.8 hereto.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference to the information set forth in the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2012 pursuant to Regulation 14A under the Exchange Act in connection with our 2013 annual meeting of stockholders.

Information required by this Item 10 appears under the captions: “CORPORATE GOVERNANCE—PROPOSAL 1- ELECTION OF DIRECTORS,” “CORPORATE GOVERNANCE—OUR BOARD OF DIRECTORS,” “CORPORATE GOVERNANCE,” “CORPORATE GOVERNANCE—COMMITTEES OF THE BOARD OF DIRECTORS—Nominating and Corporate Governance Committee,” “STOCK—SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “CORPORATE GOVERNANCE—COMMITTEES OF THE BOARD OF DIRECTORS—Audit Committee” in the definitive proxy statement. See Part I, “Executive Officers of the Registrant” of this annual report for information regarding executive officers of the Company.

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

The information required by this Item 11 is incorporated by reference to the information set forth in the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2012 pursuant to Regulation 14A under the Exchange Act in connection with our 2013 annual meeting of stockholders.

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

The information required by this Item 12 is incorporated by reference to the information set forth in the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2012 pursuant to Regulation 14A under the Exchange Act in connection with our 2013 Annual Meeting of Stockholders.

Information related to this Item 12 appears under the caption: “STOCK—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the definitive proxy statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2012 about Class A common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	4,905,916	(1)	$45.20	(2)	4,501,438	(3)
Equity Compensation Plans Not Approved by Security Holders	—		—		1,469,287	(4)

Total	4,905,916		$45.20		5,970,725

(1)	Includes (a) SARs to purchase 3,392,218 shares of Class A common stock issued under the LTIP with a weighted average exercise price of $45.30 (calculated on a one-for-one basis), (b) 1,495,573 shares of Class A common stock to be issued upon the vesting of RSUs issued under the LTIP for which no exercise price will be paid (assuming maximum payout of PSS and PSU awards) and (c) 18,125 shares of Class A common stock issued pursuant to the ESPP in connection with the October 2012 to December 2012 purchase period (which shares were issued in 2013).
(2)	The calculation of weighted average exercise price includes only outstanding SARs.
(3)	Includes (a) 3,681,450 shares of Class A common stock that remain available for issuance under the LTIP and (b) 819,988 shares of Class A common stock that remain available for issuance pursuant to the ESPP.
(4)	Includes (a) 1,169,287 shares of Class A common stock that remain available for issuance pursuant to the DCP and (b) 300,000 shares of Class A common stock that remain available for issuance pursuant to the FRP.

The DCP and the FRP are non-qualified defined contribution plans. The DCP provides eligible participants employed in the United States with the opportunity to defer any or all compensation, to receive employer matching contributions and to receive discretionary employer contributions. Compensation deferred under the DCP as well as matching and discretionary credits, if any, are credited to a participant’s account under the DCP and are held in a rabbi trust, on behalf of the participants. A participant may direct the investment of funds in such participant’s account in certain investment funds. In 2010, certain participants were offered a one-time election to have up to 15% of certain fully vested and nonforfeitable accounts invested in Class A common stock (with the account balances being calculated as of June 1, 2010). In connection with such elections, 30,805 shares of Class A common stock were issued to the trustee of the DCP. The number of shares of Class A common stock to be allocated to each electing participant’s account was determined by dividing the dollar amount of such participant’s elected percentage of their account balances by the closing price of Class A common stock on June 2, 2010. The shares of Class A common stock held in such accounts are held in the trust on behalf of the participant until distributed upon termination of employment. Participants’ accounts under the DCP generally are distributed in cash. However, the portion of the participant’s account invested in Class A common stock will be distributed in shares of Class A common stock. The material terms of the FRP are the same as the material terms of the DCP; however, the FRP includes an employer contribution schedule based on age and years of service. Participants in the FRP are employees located outside of the United States. Participants in the FRP have not been given an election to invest their accounts in Class A common stock due to international securities law considerations. However, the board of directors has reserved 300,000 shares of Class A common stock for issuance under the FRP in the event that participants in the FRP are given such an election in the future.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to the information set forth in the Company’s definitive proxy statement, to be filed with SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2012 pursuant to Regulation 14A under the Exchange Act in connection with our 2013 Annual Meeting of Stockholders.

Information related to this Item 13 appears under the captions: “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” and “CORPORATE GOVERNANCE—DIRECTOR INDEPENDENCE” in the definitive proxy statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference to the information set forth in the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2012 pursuant to Regulation 14A under the Exchange Act in connection with our 2013 Annual Meeting of Stockholders.

Information related to this Item 14 appears under the caption “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the definitive proxy statement.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this annual report.

(a)	Financial Statements

The following consolidated financial statements are included in this annual report on the pages indicated:

(b)	Financial Statement Schedule

The following financial statement schedule is included in this annual report on the page indicated:

Page
Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2012, 2011 and 2010	SCHII-1

(c)	Exhibits

The Exhibit Index follows Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2012, 2011 and 2010 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYATT HOTELS CORPORATION

By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer

Date: February 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Mark S. Hoplamazian Mark S. Hoplamazian	President, Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2013

/s/ Gebhard F. Rainer Gebhard F. Rainer	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 13, 2013

/s/ Bradley O’Bryan Bradley O’Bryan	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 13, 2013

/s/ Thomas J. Pritzker Thomas J. Pritzker	Executive Chairman of the Board	February 13, 2013

/s/ Bernard W. Aronson Bernard W. Aronson	Director	February 13, 2013

/s/ Richard A. Friedman Richard A. Friedman	Director	February 13, 2013

/s/ Susan D. Kronick Susan D. Kronick	Director	February 13, 2013

/s/ Mackey J. McDonald Mackey J. McDonald	Director	February 13, 2013

/s/ Gregory B. Penner Gregory B. Penner	Director	February 13, 2013

/s/ Penny Pritzker Penny Pritzker	Director	February 13, 2013

/s/ Michael A. Rocca Michael A. Rocca	Director	February 13, 2013

/s/ Byron D. Trott Byron D. Trott	Director	February 13, 2013

/s/ Richard C. Tuttle Richard C. Tuttle	Director	February 13, 2013

/s/ James H. Wooten, Jr. James H. Wooten, Jr.	Director	February 13, 2013

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

Management assessed the effectiveness of Hyatt Hotels Corporation’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management determined that Hyatt Hotels Corporation maintained effective internal control over financial reporting as of December 31, 2012.

Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Hyatt Hotels Corporation’s internal control over financial reporting as of December 31, 2012. That report is included in Item 15 of this Annual Report on Form 10-K.

/s/ Mark S. Hoplamazian	/s/ Gebhard F. Rainer
Mark S. Hoplamazian President & Chief Executive Officer	Gebhard F. Rainer Executive Vice President, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hyatt Hotels Corporation

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Hyatt Hotels Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hyatt Hotels Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

Chicago, Illinois

February 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hyatt Hotels Corporation

Chicago, Illinois

We have audited the internal control over financial reporting of Hyatt Hotels Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 13, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    Deloitte & Touche LLP

Chicago, Illinois

February 13, 2013

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2012, 2011, and 2010

(In millions of dollars, except per share amounts)

	2012	2011	2010
REVENUES:
Owned and leased hotels	$2,021	$1,879	$1,859
Management and franchise fees	307	288	255
Other revenues	78	66	45
Other revenues from managed properties	1,543	1,465	1,368

Total revenues	3,949	3,698	3,527

DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	1,549	1,468	1,493
Depreciation and amortization	353	305	279
Other direct costs	29	24	3
Selling, general, and administrative	316	283	276
Other costs from managed properties	1,543	1,465	1,368

Direct and selling, general, and administrative expenses	3,790	3,545	3,419

Net gains and interest income from marketable securities held to fund operating programs	21	2	21
Equity earnings (losses) from unconsolidated hospitality ventures	(22)	4	(40)
Interest expense	(70)	(57)	(54)
Gains (losses) on sales of real estate	—	(2)	26
Asset impairments	—	(6)	(44)
Other income (loss), net	7	(11)	71

INCOME BEFORE INCOME TAXES	95	83	88

(PROVISION) BENEFIT FOR INCOME TAXES	(8)	28	(37)

INCOME FROM CONTINUING OPERATIONS	87	111	51

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of income tax benefit of $0, $0, and $2 in 2012, 2011, and 2010, respectively	—	—	(3)
Gains on sales of discontinued operations, net of income tax expense of $0, $0, and $4 in 2012, 2011, and 2010, respectively	—	—	7

NET INCOME	87	111	55

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1	2	11

NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$88	$113	$66

EARNINGS PER SHARE—Basic
Income from continuing operations	$0.53	$0.66	$0.29
Income from discontinued operations	$—	$—	$0.03

Net income attributable to Hyatt Hotels Corporation	$0.53	$0.67	$0.38

EARNINGS PER SHARE—Diluted
Income from continuing operations	$0.53	$0.66	$0.29
Income from discontinued operations	$—	$—	$0.03

Net income attributable to Hyatt Hotels Corporation	$0.53	$0.67	$0.38

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2012, 2011, and 2010

(In millions of dollars)

	2012	2011	2010
Net income	$87	$111	$55
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (benefit) expense of $(3), $(1), and $1 for the years ended December 31, 2012, 2011, and 2010, respectively	29	(31)	15
Unrealized gains (losses) on available for sale securities, net of tax (benefit) expense of $1, $(1), and $- for the years ended December 31, 2012, 2011, and 2010, respectively	2	(2)	—
Unrecognized pension cost, net of tax (benefit) expense of $-, $(1), and $- for the years ended December 31, 2012, 2011, and 2010, respectively	—	(1)	—
Unrealized gains (losses) on derivative activity, net of tax (benefit) expense of $-, $(5), and $- for the years ended December 31, 2012, 2011, and 2010, respectively	1	(8)	—

Other comprehensive income (loss)	32	(42)	15

COMPREHENSIVE INCOME	119	69	70
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1	2	11

COMPREHENSIVE INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$120	$71	$81

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2012 and 2011

(In millions of dollars, except share and per share amounts)

	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$413	$534
Restricted cash	72	27
Short-term investments	514	588
Receivables, net of allowances of $11 and $10 at December 31, 2012 and December 31, 2011, respectively	531	225
Inventories	80	87
Prepaids and other assets	83	78
Prepaid income taxes	12	29
Deferred tax assets	19	23
Assets held for sale	34	—

Total current assets	1,758	1,591
Investments	293	280
Property and equipment, net	4,139	4,043
Financing receivables, net of allowances	126	360
Goodwill	133	102
Intangibles, net	388	359
Deferred tax assets	183	197
Other assets	620	575

TOTAL ASSETS	$7,640	$7,507

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$4	$4
Accounts payable	138	144
Accrued expenses and other current liabilities	338	306
Accrued compensation and benefits	137	114
Liabilities held for sale	1	—

Total current liabilities	618	568
Long-term debt	1,229	1,221
Other long-term liabilities	962	890

Total liabilities	2,809	2,679
Commitments and contingencies (see Note 16)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of December 31, 2012 and 2011	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 46,631,778 outstanding and 46,668,051 issued at December 31, 2012, Class B common stock, $0.01 par value per share, 448,985,467 shares authorized, 115,434,342 shares issued and outstanding at December 31, 2012 and Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 44,683,934 outstanding and 44,720,207 issued at December 31, 2011, Class B common stock, $0.01 par value per share, 452,472,717 shares authorized, 120,478,305 shares issued and outstanding at December 31, 2011	2	2
Additional paid-in capital	3,263	3,380
Retained earnings	1,605	1,517
Treasury stock at cost, 36,273 shares at December 31, 2012 and 2011	(1)	(1)
Accumulated other comprehensive loss	(48)	(80)

Total stockholders’ equity	4,821	4,818

Noncontrolling interests in consolidated subsidiaries	10	10

Total equity	4,831	4,828

TOTAL LIABILITIES AND EQUITY	$7,640	$7,507

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012, 2011, and 2010

(In millions of dollars)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$87	$111	$55
Gain on sale of discontinued operations	—	—	(7)
Loss from discontinued operations	—	—	3

Income from continuing operations	87	111	51

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	353	305	279
Deferred income taxes	65	(137)	(8)
Asset impairments	—	6	44
Provisions on hotel loans	4	4	1
Equity losses from unconsolidated hospitality ventures, net of distributions received	44	17	54
Income from cost method investments	(1)	—	—
(Gain) loss on sales of real estate	—	2	(26)
Foreign currency losses	3	5	3
Gain on extinguishment of debt	—	—	(35)
Net realized gains from other marketable securities	(17)	—	—
Net unrealized losses (gains) from other marketable securities	—	13	(19)
Other	28	32	36
Increase (decrease) in cash attributable to changes in assets and liabilities:
Receivables, net	(33)	(17)	22
Inventories	8	7	4
Prepaid income taxes	8	(6)	76
Accounts payable, accrued expenses and other current liabilities	81	10	11
Accrued compensation and benefits	22	5	11
Other long-term liabilities	(118)	62	(11)
Other, net	(35)	(26)	(43)

Net cash provided by operating activities of continuing operations	499	393	450

(Continued)

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012, 2011, and 2010

(In millions of dollars)

	2012	2011	2010
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	$(370)	$(503)	$(1,741)
Proceeds from marketable securities and short-term investments	467	417	1,343
Contributions to investments	(90)	(44)	(84)
Proceeds from sale of investments	52	—	—
Acquisitions, net of cash acquired	(233)	(716)	—
Capital expenditures	(301)	(331)	(310)
Issuance of notes receivable	(67)	(3)	(4)
Proceeds from sales of real estate	87	90	233
Real estate sale proceeds transferred to escrow as restricted cash	(44)	(35)	(210)
Proceeds from sale of assets held for sale	—	18	—
Real estate sale proceeds transferred from escrow to cash and cash equivalents	—	132	113
(Increase) decrease in restricted cash—investing	1	(25)	(1)
Other investing activities	9	(15)	(2)

Net cash used in investing activities of continuing operations	(489)	(1,015)	(663)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of issuance costs of $0, $4, and $0, respectively	10	519	—
Repayments of long-term debt	—	(54)	(39)
Repurchase of common stock	(136)	(396)	—
Other financing activities	2	(13)	—

Net cash provided by (used in) financing activities of continuing operations	(124)	56	(39)

CASH PROVIDED BY DISCONTINUED OPERATIONS:
Proceeds from the sale of discontinued operations	—	—	27
Sale proceeds transferred to escrow as restricted cash	—	—	(22)
Sale proceeds transferred from escrow to cash and cash equivalents	—	—	22

Net cash provided by investing activities of discontinued operations	—	—	27

Net cash provided by discontinued operations	—	—	27

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7)	(10)	8

NET DECREASE IN CASH AND CASH EQUIVALENTS	(121)	(576)	(217)

CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	534	1,110	1,327

CASH AND CASH EQUIVALENTS—END OF PERIOD	$413	$534	$1,110

LESS CASH AND CASH EQUIVALENTS DISCONTINUED OPERATIONS	—	—	—

CASH AND CASH EQUIVALENTS CONTINUING OPERATIONS—END OF PERIOD	$413	$534	$1,110

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$68	$49	$57

Cash paid during the period for income taxes	$50	$60	$63

Non-cash investing activities are as follows:
Purchase of land	$—	$—	$24

Equity contribution of property and equipment, net	$—	$10	$—

Equity contribution of long-term debt (see Note 8)	$—	$25	$—

Contribution to investment (see Note 3)	$—	$20	$—

Change in accrued capital expenditures	$(40)	$19	$4

Acquired capital leases	$—	$7	$—

(Concluded)

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2012, 2011, and 2010

(In millions of dollars)

	Total	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries
BALANCE—January 1, 2010	$5,040	$2	$3,731	$1,338	$(2)	$(53)	$24

Total comprehensive income	70	—	—	66	—	15	(11)
Distributions to noncontrolling interests	(1)	—	—	—	—	—	(1)
Purchase of shares in noncontrolling interests	(2)	—	(3)	—	—	—	1
Directors compensation	1	—	1	—	—	—	—
Employee stock plan issuance	1	—	1	—	—	—	—
Shares issued from treasury	1	—	—	—	1	—	—
Share based payment activity	21	—	21	—	—	—	—

BALANCE—December 31, 2010	$5,131	$2	$3,751	$1,404	$(1)	$(38)	$13
Total comprehensive income	69	—	—	113	—	(42)	(2)
Distributions to noncontrolling interests	(1)	—	—	—	—	—	(1)
Repurchase of common stock	(396)	—	(396)	—	—	—	—
Directors compensation	1	—	1	—	—	—	—
Employee stock plan issuance	3	—	3	—	—	—	—
Share based payment activity	21	—	21	—	—	—	—

BALANCE—December 31, 2011	$4,828	$2	$3,380	$1,517	$(1)	$(80)	$10
Total comprehensive income	119	—	—	88	—	32	(1)
Purchases of shares in noncontrolling interests	(2)	—	(3)	—	—	—	1
Repurchase of common stock	(136)	—	(136)	—	—	—	—
Directors compensation	1	—	1	—	—	—	—
Employee stock plan issuance	3	—	3	—	—	—	—
Share based payment activity	18	—	18	—	—	—	—

BALANCE—December 31, 2012	$4,831	$2	$3,263	$1,605	$(1)	$(48)	$10

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in millions, unless otherwise indicated)

1.	ORGANIZATION

Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (“Hyatt Hotels Corporation”), provide hospitality services on a worldwide basis through the management, franchising and ownership of hospitality related businesses. We operate or franchise 249 full service, Hyatt-branded hotels, consisting of 103,141 rooms throughout the world. We hold ownership interests in certain of these hotels. We operate or franchise 226 select service, Hyatt-branded hotels with 29,938 rooms, of which 224 hotels are located in the United States. We operate these hotels in 46 countries around the world. We hold ownership interests in certain of these hotels. We develop, operate, manage, license or provide services to Hyatt-branded timeshare, fractional and other forms of residential or vacation properties.

Effective October 1, 2012 we realigned our corporate and regional operations. Our realignment changed our operating and reportable segments such that our historical North American management and franchising segment has been combined with operations in Latin America to form the Americas operating and reporting segment. The remaining components of our former International management and franchising segment have been broken out to form two new reportable segments, Southeast Asia, as well as China, Australia, South Korea and Japan (“ASPAC”) and Europe, Africa, the Middle East and Southwest Asia (“EAME/SW Asia”). These operating segments, together with our owned and leased hotels form our four reportable segments. As part of our realignment, costs incurred in our global development efforts, which were previously aggregated in corporate and other have been allocated to the operating and reporting segment to which they relate. The results of our vacation ownership business, Hyatt co-branded credit card and unallocated corporate overhead continue to be reported within corporate and other. These operating and reporting changes did not change the legal holding structure of Hyatt Hotels Corporation, Hyatt Corporation or Hyatt International Corporation. See Note 20 for a discussion of our four reporting segments, which reflects historical financial data on a recast basis as if our realignment had been effective at the beginning of the earliest comparative period.

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

Revenue Recognition—Our revenues are primarily derived from the following sources and are generally recognized when services have been rendered:

•

Owned and leased hotel revenues are derived from room rentals and services provided at our owned, leased, and consolidated hospitality venture properties and are recorded when rooms are occupied and services have been rendered. Sales and occupancy taxes are recorded on a net basis in the consolidated statements of income.

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

–

Franchise fees are generally based on a percentage of hotel rooms’ revenues and are recognized as the fees are earned and become due from the franchisee and when all material services or conditions relating to the sale have been substantially performed or satisfied by the franchisor.

•	Other revenues

–

Other revenues primarily include revenues from our vacation ownership business. We recognize vacation ownership revenue when a minimum of 10% of the purchase price for the interval has been received, the period of cancellation with refund has expired, and receivables are deemed collectible. For sales that do not qualify for full revenue recognition, as the project has progressed beyond the preliminary stages, but has not yet reached completion, all revenue and associated direct expenses are initially deferred and recognized in earnings through the percentage-of-completion method.

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

Restricted Cash—We had restricted cash of $72 million and $27 million at December 31, 2012 and 2011, respectively. The 2012 balance relates primarily to a like-kind exchange agreement under which $44 million in proceeds from sales were placed into an escrow account administered by an intermediary (see Note 8), a holdback escrow agreement of $10 million entered into in conjunction with the acquisition of a full service hotel in Mexico City, Mexico (see Note 8), and proceeds from $10 million drawn on a loan which will be used for completion of a property improvement plan and conversion of a non-Hyatt branded property to a Hyatt Place (see Note 10). The 2011 balance relates primarily to a holdback escrow agreement of $20 million we entered into in conjunction with the acquisition of hotels and other assets from LodgeWorks, L.P. and its private equity partners (collectively, “LodgeWorks”) which was paid to LodgeWorks and therefore released from restricted cash in 2012 (see Note 8). The remaining $8 million and $7 million in 2012 and 2011, respectively, relates to secured real estate taxes, property insurance, escrow deposits on purchases of our vacation ownership intervals, escrow deposits on construction projects, security deposits, software contract deposits, property and equipment reserves, and long-term loans. These amounts are invested in interest-bearing accounts.

Investments—We consolidate entities under our control, including entities where we are deemed to be the primary beneficiary as a result of qualitative and/or quantitative characteristics. The primary beneficiary is the party who has the power to direct the activities of a variable interest entity (“VIE”) that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. Investments in unconsolidated affiliates over which we exercise significant influence, but do not control, including joint ventures, are accounted for by the equity method. In addition, our limited partnership investments in which we hold more than a minimal investment are accounted for under the equity method of accounting. Investments in unconsolidated affiliates over which we are not able to exercise significant influence are accounted for under the cost method.

We assess investments in unconsolidated affiliates for impairment quarterly. When there is indication that a loss in value has occurred, we evaluate the carrying value compared to the estimated fair value of the investment. Fair value is based upon internally developed discounted cash flow models, third-party appraisals, and if appropriate, current estimated net sales proceeds from pending offers. If the estimated fair value is less than carrying value, we use our judgment to determine if the decline in value is other-than-temporary. In determining this, we consider factors including, but not limited to, the length of time and extent of the decline, loss of values as a percentage of the cost, financial condition and near-term financial projections, our intent and ability to recover the lost value and current economic conditions. Impairments that are deemed other-than-temporary are charged to equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income.

Marketable Securities—Our investments in marketable securities are principally included within short-term investments and other assets in the consolidated balance sheets and are classified as either trading or available-for-sale (see Note 4). Marketable securities are recorded at fair value based on listed market prices or dealer price quotations where available.

Our marketable securities consist of various types of U.S. Treasury securities and agencies, mutual funds, common stock and fixed income securities, including government agencies, municipal, provincial, and corporate bonds. Realized and unrealized gains and losses on trading securities are reflected in the consolidated statements of income in other income (loss), net. Available-for-sale securities with unrealized gains and losses are reported as part of accumulated other comprehensive loss on the consolidated balance sheets. Realized gains and losses on available-for-sale securities are recognized in other income (loss), net based on the cost of the securities using specific identification. Available-for-sale securities are assessed for impairment quarterly. To determine if an impairment is other-than-temporary, we consider the duration and severity of the loss position, the strength of the underlying collateral, the term to maturity, credit rating and our intent to sell. For debt securities that are deemed other-than-temporarily impaired and there is no intent to sell, impairments are separated into the amount related to the credit loss, which is recorded in our consolidated statements of income and the amount related to all other factors, which is recorded in accumulated other comprehensive loss. For debt securities that are deemed other-than-temporarily impaired and there is intent to sell, impairments in their entirety are recorded in our consolidated statements of income.

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

Foreign Currency—The functional currency of our consolidated and nonconsolidated entities located outside the United States of America is generally the local currency. The assets and liabilities of these entities are translated into U.S. dollars at year-end exchange rates, and the related gains and losses, net of applicable deferred income taxes, are reflected in stockholders’ equity. Gains and losses from foreign currency transactions are included in earnings. Income and expense accounts are translated at the average exchange rate for the period. Gains and losses from foreign exchange rate changes related to intercompany receivables and payables of a long-term nature are generally included in other comprehensive income (loss). Gains and losses from foreign exchange rate movement related to intercompany receivables and payables that are not of a long-term nature are reported currently in income.

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

–

These financing receivables are comprised of various mortgage loans related to our financing of vacation ownership interval sales. We record an estimate of uncollectibility as a reduction of sales revenue at the time revenue is recognized on a vacation ownership interval sale. We evaluate this portfolio collectively as we hold a large group of homogeneous, smaller-balance, vacation ownership mortgage receivables and use a technique referred to as static pool analysis, which tracks uncollectibles over the entire life of those mortgage receivables. We use static pool analysis as the basis for determining our general reserve requirements on our vacation ownership mortgage receivables. The adequacy of the related allowance is determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio including defaults, aging and historical write-offs of these receivables. The allowance is maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio.

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

–

These financing receivables are primarily made up of individual loans and other types of unsecured financing arrangements provided to hotel owners. These financing receivables have stated maturities and interest rates, however, the repayment terms vary and may be dependent upon future cash flows of the hotel. We determine our unsecured financing to hotel owners to be non-performing if interest or principal is greater than 90 days past due or if estimates of future cash flows available for repayment of these receivables indicate that there is a collectibility risk. We do not recognize interest income on non-performing financing arrangements and only resume interest recognition if the financing receivable becomes current.

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

Inventories—Inventories are comprised principally of unsold vacation ownership intervals of $66 million and $68 million at December 31, 2012 and 2011, respectively, and food and beverage inventories at our owned and leased hotels. Vacation ownership inventory is carried at the lower of cost or market, based on relative sales value or net realizable value. Food and beverage inventories are generally valued at the lower of cost (first-in, first-out) or market. Vacation ownership interval inventory, which has an operating cycle that exceeds 12 months, is classified as a current asset consistent with recognized industry practice. Based on management’s assessment, no impairment charges were recorded in 2012 related to vacation ownership inventory. During 2011 and 2010, management changed its plans for future development of multi-phase vacation ownership properties. These changes resulted in impairment charges of $5 million and $30 million during 2011 and 2010, respectively, recorded to asset impairments. In certain of these vacation ownership properties, our ownership interest is less than 100%. As a result, $1 million and $9 million of these impairment charges during 2011 and 2010, respectively, is attributable to our partners and is reflected in net loss attributable to noncontrolling interests. As a result, the net impairment charge attributable to Hyatt Hotels Corporation is $4 million and $21 million during 2011 and 2010, respectively.

Property and Equipment—Property and equipment are stated at cost, including interest incurred during development and construction periods. Depreciation and amortization are recognized over the estimated useful lives of the assets, primarily on the straight-line method. All repair and maintenance costs are expensed as incurred.

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

Acquisitions—Assets acquired and liabilities assumed in business combinations are recorded on our consolidated balance sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by us have been included in the consolidated statements of income since their respective dates of acquisition. In certain circumstances, the purchase price allocations are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive final information, including appraisals and other analyses. There were no contingent payments, preliminary estimates, options, or commitments specified except as otherwise disclosed in Note 8.

Guarantees—We enter into performance guarantees related to certain hotels that we manage or debt repayment guarantees with respect to certain hotels in which we hold an equity investment. We record a liability for the fair value of these performance and debt repayment guarantees at their inception date. The offset depends on the circumstances in which the guarantee was issued. We amortize the liability for the fair value of a guarantee into income over the term of the guarantee using a systematic and rational, risk-based approach. Performance guarantees are amortized into income in other income (loss), net in the consolidated income statement and debt guarantees that relate to our equity method investments are amortized into income in equity earnings (losses) from unconsolidated hospitality ventures in the consolidated income statement. On a quarterly basis, we evaluate the likelihood of funding a guarantee. To the extent we determine an obligation to fund under a guarantee is both probable and estimable, we will record a separate contingent liability. The expense related to the separate contingent liability is recognized in other income (loss), net in the period that we determine funding is probable.

Goodwill—As required, we evaluate goodwill for impairment on an annual basis, and do so during the fourth quarter of each year using balances as of October 1 and at an interim date if indications of impairment exist. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount. This is done either by performing a qualitative assessment or proceeding to the two-step process, with an impairment being recognized only where the fair value is less than carrying value. We define a reporting unit at the individual property or business level. In any given year we can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or we elect to bypass the qualitative assessment, we proceed to the two-step process. When determining fair value, we utilize internally developed discounted future cash flow models, third party appraisals and, if appropriate, current estimated net sales proceeds from pending offers. Under the discounted cash flow approach we utilize various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates based on the weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flow, the weighted-average cost of capital and the terminal value growth rate assumptions. The weighted-average cost of capital takes into account the relative weights of each component of our capital structure (equity and long-term debt) and is determined at the reporting unit level. Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-term planning process. We then compare the estimated fair value to our carrying value. If the carrying value is in excess of the fair value, we must determine our implied fair value of goodwill to measure if any impairment charge is necessary. The determination of our implied fair value of goodwill requires the allocation of the reporting unit’s estimated fair value to the individual assets and liabilities of the reporting unit as if we had completed a business combination. We perform the allocation based on our knowledge of the reporting unit, the market in which they operate, and our overall knowledge of the hospitality industry. See Note 9 for additional information about goodwill.

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

The carrying values of cash equivalents, accounts receivable, financing receivable—current, accounts payable and current maturities of long-term debt approximate fair value due to the short-term nature of these items and their close proximity to maturity. For additional information about fair value, see Note 5. The fair value of marketable securities is discussed in Note 4; the fair value of financing receivable is discussed in Note 7; and the fair value of long-term debt is discussed in Note 10.

Hyatt Gold Passport Fund—The Hyatt Gold Passport Program (the “Program”) is our loyalty program. We operate the Program for the benefit of Hyatt branded properties, whether owned, operated, managed, or franchised by us. The Program is operated through the Hyatt Gold Passport Fund, which is an entity that is owned collectively by the owners of Hyatt branded properties, whether owned, operated, managed or franchised by us. The Hyatt Gold Passport Fund (the “Fund”) has been established to provide for the payment of operating expenses and redemptions of member awards associated with the Program. The Fund is maintained and managed by us on behalf of and for the benefit of Hyatt branded properties. We have evaluated our investment in the Fund and have determined that the Fund qualifies as a VIE and, as a result of the Company being the primary beneficiary, we have consolidated the Fund.

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

The Fund is financed by payments from the properties and returns on marketable securities. The Fund invests amounts received from the properties in marketable securities (see Note 4). As of December 31, 2012 and 2011, total assets of the Fund were $345 million and $297 million, respectively, including $78 million and $52 million of current assets, respectively. Marketable securities held by the Fund and included in other noncurrent assets were $267 million and $245 million as of December 31, 2012 and 2011, respectively (see Note 4). As of December 31, 2012 and 2011, total liabilities of the Fund were $345 million and $297 million, respectively, including $78 million and $60 million of current liabilities, respectively. The non-current liabilities of the Fund are included in other long-term liabilities (see Note 14).

Recently Issued Accounting Pronouncements

Adopted Accounting Standards

Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2011-04 clarify the intent of the Financial Accounting Standards Board (“FASB”) with regard to the application of existing fair value measurement requirements and change some requirements for measuring or disclosing information about fair value measurements. The provisions of ASU 2011-04 became effective for public companies in the first reporting period beginning after December 15, 2011. The adoption of ASU 2011-04 enhanced the disclosure of the fair value of certain financial assets and liabilities that are not required to be recorded at fair value within our financial statements. See Note 5 for discussion of fair value.

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

In September 2011, the FASB released Accounting Standards Update No. 2011-08 (“ASU 2011-08”), Intangibles-Goodwill and Other (Topic 350): Testing for Goodwill Impairment. ASU 2011-08 gives companies the option to perform a qualitative assessment before calculating the fair value of the reporting unit. Under the guidance in ASU 2011-08, if this option is selected, a company is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The provisions of ASU 2011-08 became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption was permitted. We adopted ASU 2011-08 during the quarter ended March 31, 2012 and applied its provisions during our annual goodwill impairment test. See Note 9 for discussion of goodwill. ASU 2011-08 did not materially impact our consolidated financial statements.

In December 2011, the FASB released Accounting Standards Update No. 2011-12 (“ASU 2011-12”), Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of ASU 2011-12 became effective for public companies in fiscal years beginning after December 15, 2011. The adoption of ASU 2011-12 did not materially impact our consolidated financial statements.

Future Adoption of Accounting Standards

In December 2011, the FASB released Accounting Standards Update No. 2011-10 (“ASU 2011-10”), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 become effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. The adoption of ASU 2011-10 is not expected to materially impact our consolidated financial statements.

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

In July 2012, the FASB released Accounting Standards Update No. 2012-02 (“ASU 2012-02”), Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 gives companies the option to perform a qualitative assessment before calculating the fair value of the indefinite-lived intangible asset. Under the guidance in ASU 2012-02, if this option is selected, a company is not required to calculate the fair value of the indefinite-lived intangible unless the entity determines it is more likely than not that its fair value is less than its carrying amount. The provisions of ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, but early adoption is permitted. We have elected not to early adopt the provisions of ASU 2012-02 and do not expect ASU 2012-02 to materially impact our consolidated financial statements.

3.	EQUITY AND COST METHOD INVESTMENTS

We have investments that are recorded under both the equity and cost methods. These investments are considered to be an integral part of our business and are strategically and operationally important to our overall results. Our equity and cost method investment balances recorded at December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Equity method investments	$222	$207
Cost method investments	71	73

Total investments	$293	$280

Of our $293 million total investment balance as of December 31, 2012, $272 million was recorded in our owned and leased hotels segment. Of our $280 million total investment balance as of December 31, 2011, $273 million was recorded in our owned and leased hotels segment.

Our income (loss) from equity method investments included in the consolidated statements of income for the years ended December 31, 2012, 2011, and 2010, were $(22) million, $4 million, and $(40) million, respectively. We recorded $1 million in income from our cost method investments for the year ended December 31, 2012. We recorded insignificant income from our cost method investments for the years ended December 31, 2011 and December 31, 2010. Gains or losses from cost method investments are recorded within other income (loss), net in our consolidated statements of income.

The carrying value and ownership percentages of our unconsolidated investments in hotel and vacation properties accounted for under the equity method as of December 31, 2012 and 2011 are as follows:

	Ownership Interests	Our Investment
		December 31, 2012	December 31, 2011
Wailea Hotel & Beach Resort, L.L.C.	50.1%	$83	$20
Juniper Hotels Private Limited	50.0%	40	41
Noble Select JV	40.0%	17	18
Maui Timeshare Ventures, LLC	33.3%	16	—
Nuevo Plaza Hotel Mendoza Limited	50.0%	15	15
ADHP LLC	50.0%	6	7
Hotel Investments, L.P.	30.0%	5	22
Coast Beach, LLC	40.0%	5	5
Select Hotels Group, LLC	50.0%	4	5
Grand Aspen Holdings, LLC & Top of Mill Investors, LLC	25.8%	4	6
Other		27	68

Total		$222	$207

The following tables present summarized financial information for all unconsolidated ventures in which we hold an investment that is accounted for under the equity method.

	Years Ended December 31,
	2012	2011	2010
Total revenues	$979	$986	$846
Gross operating profit	313	317	264

Income (loss) from continuing operations	12	22	(10)
Net income (loss)	$12	$22	$(10)

	December 31,
	2012	2011
Current Assets	$419	$367
Noncurrent Assets	2,171	2,229

Total Assets	$2,590	$2,596

Current Liabilities	$700	$301
Noncurrent Liabilities	1,434	1,802

Total Liabilities	$2,134	$2,103

During 2012, we sold our interest in two joint ventures classified as equity method investments, which were included in our owned and leased segment, to a third party for $52 million. Each venture owns a hotel that we currently manage. At the time of the sale we signed agreements with the third party purchaser to extend by ten years our existing management agreements for the hotels owned by the ventures. A $28 million pre-tax gain on the sale was deferred and is being amortized over the life of the extended management agreements into management and franchise fees within the Americas management and franchise segment. The operations of the hotel prior to the sale are included in Adjusted EBITDA within our owned and leased segment.

During 2012, we increased our investment in a joint venture by $63 million, which is classified as an equity method investment, to develop, own and operate a hotel property in the State of Hawaii.

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

During 2012, 2011 and 2010 we recorded $19 million, $1 million and $31 million in total impairment charges in equity earnings (losses) from unconsolidated hospitality ventures, respectively. The impairment charges in 2012 relates to three properties, two of which are hospitality ventures, for which we recorded total impairment charges of $18 million and the third relates to a vacation ownership business for which we recorded an impairment charge of $1 million. The three investments impaired in 2012 are accounted for as equity method investments. The impairment charge in 2011 relates to one property in our vacation ownership business that is accounted for as an equity method investment. The impairment charge in 2010 relates to two hospitality ventures, for which we recorded $16 million of impairment charges and two vacation ownership properties for which we recorded $15 million in impairment charges; all four of the impaired investments in 2010 are accounted for as equity method investments. Impairment charges recognized were the result of our impairment review process, and impairments were recognized when the carrying amount of our assets was determined to exceed the fair value as calculated using discounted operating cash flows and a determination was made that the decline was other than temporary.

4.	MARKETABLE SECURITIES

We hold marketable securities to fund certain operating programs and for investment purposes. Marketable securities held to fund operating programs are recorded in other assets and prepaids and other assets. Marketable securities held for investment purposes are recorded in short-term investments.

Marketable Securities Held to Fund Operating Programs—At December 31, 2012 and 2011, total marketable securities held for the Hyatt Gold Passport Fund (See Note 2) and certain deferred compensation plans (see Note 13), carried at fair value and included in the consolidated balance sheets were as follows:

	December 31, 2012	December 31, 2011
Marketable securities held by the Hyatt Gold Passport Fund	$292	$267
Marketable securities held to fund deferred compensation plans	275	242

Total marketable securities	$567	$509
Less current portion of marketable securities held for operating programs included in prepaids and other assets	(25)	(22)

Marketable securities included in other assets	$542	$487

Included in net gains and interest income from marketable securities held to fund operating programs in the consolidated statements of income are $3 million, $4 million and $5 million of realized and unrealized gains and interest income, net related to marketable securities held by the Hyatt Gold Passport Fund for the years ended December 31, 2012, 2011 and 2010, respectively. Also included are $18 million, $(2) million, and $16 million of net realized and unrealized gains (losses) related to marketable securities held to fund deferred compensation plans for the years ended December 31, 2012, 2011 and 2010, respectively.

Marketable Securities Held for Investment Purposes—We periodically transfer cash and cash equivalent balances to investments in highly liquid and transparent commercial paper, corporate notes and bonds and U.S.

treasuries and agencies. At December 31, 2012 and 2011, total marketable securities held for investment purposes, carried at fair value and included in the consolidated balance sheets were as follows:

	December 31, 2012	December 31, 2011
Available-for-sale investments	$484	$506
Time deposits	30	54
Other marketable securities	—	28

Total short-term investments	$514	$588

Gains (losses) on marketable securities held for investment purposes of $17 million, $(13) million and $19 million for the years ended December 31, 2012, 2011 and 2010, respectively are included in other income (loss), net (see Note 2).

Included in our portfolio of marketable securities are investments in debt and equity securities classified as available-for-sale. At December 31, 2012 and 2011, these were as follows:

	December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate debt securities	$443	$8	$(8)	$443
U.S. government agencies and municipalities	31	—	—	31
Equity securities	9	1	—	10

Total	$483	$9	$(8)	$484

	December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate debt securities	$406	$5	$(5)	$406
U.S. government agencies and municipalities	93	—	—	93
Equity securities	9	—	(2)	7

Total	$508	$5	$(7)	$506

Gross realized gains and losses on available-for-sale securities were insignificant for the years ended December 31, 2012, 2011 and 2010.

The table below summarizes available-for-sale fixed maturity securities by contractual maturity at December 31, 2012. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life. Although a portion of our available-for-sale fixed maturity securities mature after one year, we have chosen to classify the entire portfolio as current. The portfolio’s primary objective is to maximize return, but it also is intended to provide liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. Therefore, since these securities represent funds available for current operations, the entire investment portfolio is classified as current assets.

	December 31, 2012
Contractual Maturity	Cost or Amortized Cost	Fair Value
Due in one year or less	$286	$286
Due in one to two years	188	188

Total	$474	$474

5.	FAIR VALUE MEASUREMENT

We have various financial instruments that are measured at fair value including certain marketable securities and derivative instruments. We currently do not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2012 and 2011, we had the following financial assets and liabilities measured at fair value on a recurring basis (refer to Note 2 for definitions of fair value and the three levels of the fair value hierarchy):

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	$275	$275	$—	$—
Equity securities	10	10	—	—
U.S. government obligations	111	—	111	—
U.S. government agencies	68	—	68	—
Corporate debt securities	540	—	540	—
Mortgage-backed securities	22	—	22	—
Asset-backed securities	10	—	10	—
Municipal and provincial notes and bonds	15	—	15	—
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	117	117	—	—
Derivative instruments
Interest rate swaps	1	—	1	—
Foreign currency forward contracts	(1)	—	(1)	—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	$242	$242	$—	$—
Equity securities	35	35	—	—
U.S. government obligations	102	—	102	—
U.S. government agencies	132	—	132	—
Corporate debt securities	487	—	487	—
Mortgage-backed securities	23	—	21	2
Asset-backed securities	7	—	7	—
Municipal and provincial notes and bonds	14	—	14	—
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	60	60	—	—
Derivative instruments
Interest rate swaps	7	—	7	—
Foreign currency forward contracts	(1)	—	(1)	—

During the year ended December 31, 2012, there were no transfers between levels of the fair value hierarchy. During the year ended December 31, 2011, we requested that common shares we received as part of a private placement transaction be registered for resale. As a result of this registration, in 2011, we transferred a $6 million equity security from Level Two to Level One in the fair value hierarchy. There were no transfers in and out of Level Three of the fair value hierarchy during the year ended December 31, 2011. Our policy is to recognize transfers in and transfers out as of the end of each quarterly reporting period.

Marketable Securities

Our portfolio of marketable securities consists of various types of U.S. Treasury securities, mutual funds, common stock, and fixed income securities, including government agencies, municipal, provincial and corporate bonds. The fair value of our mutual funds and certain equity securities were classified as Level One as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The remaining securities, except for certain mortgage backed securities at December 31, 2011, were classified as Level Two due to the use and weighting of multiple market inputs being considered in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities. See Note 4 for further details on our marketable securities.

The impact to net income from total gains or losses included in net gains and interest income from marketable securities held to fund operating programs due to the change in unrealized gains or losses relating to assets still held at the reporting date for the years ended December 31, 2012, 2011 and 2010 was insignificant.

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

Derivative Instruments

Our derivative instruments are foreign currency exchange rate instruments and interest rate swaps. The instruments are valued using an income approach with factors such as interest rates and yield curves, which represent market observable inputs and are generally classified as Level Two. Credit valuation adjustments may be made to ensure that derivatives are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality and our nonperformance risk. As of December 31, 2012 and 2011, the credit valuation adjustments were insignificant. See Note 12 for further details on our derivative instruments.

Mortgage Backed Securities

Due to limited observability of market data and limited activity during the years ended December 31, 2012 and 2011, we classified the fair value of certain of our mortgage-backed securities as Level Three. During the year ended December 31, 2012, we sold mortgage backed securities that had been classified as Level Three at December 31, 2011. The following table provides a reconciliation of the beginning and ending balances for the mortgage backed securities measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)— Mortgage Backed Securities
	2012	2011
Balance at January 1,	$2	$2
Transfers into (out of) Level Three	—	—
Settlements	(2)	—
Total gains (losses) (realized or unrealized)	—	—

Balance at December 31,	$—	$2

6.	PROPERTY AND EQUIPMENT

Property and equipment at cost as of December 31, 2012 and 2011, consists of the following:

	December 31, 2012	December 31, 2011
Land	$688	$666
Buildings	4,062	3,878
Leasehold improvements	248	240
Furniture, equipment and computers	1,288	1,243
Construction in progress	65	56

	6,351	6,083
Less accumulated depreciation	(2,212)	(2,040)

Total	$4,139	$4,043

Depreciation expense from continuing operations was $327 million, $288 million, and $265 million for the years ended December 31, 2012, 2011 and 2010, respectively. The net book value of capital leased assets at December 31, 2012 and 2011, is $185 million and $191 million, respectively, which is net of accumulated depreciation of $46 million and $38 million, respectively.

During 2012, we acquired property and equipment of $190 million in the acquisition of all of the outstanding shares of capital stock of a company that owned a full-service hotel in Mexico City and property and equipment of $38 million in the acquisition of Hyatt Regency Birmingham. During 2012, we sold seven Hyatt Place properties and one Hyatt House property which had property and equipment of $70 million. Additionally, during the fourth quarter of 2012, we committed to sell three Hyatt Place properties to a third party and classified the $34 million value of this portfolio as assets held for sale at December 31, 2012. Refer to Note 8 for further details on assets held for sale and the acquisitions and dispositions in 2012. During 2011, we acquired property and equipment of $594 million in the acquisition of properties and other assets from LodgeWorks.

Interest capitalized as a cost of property and equipment totaled $4 million, $4 million and $10 million for the years ended December 31, 2012, 2011 and 2010, respectively, and is recorded net in interest expense. The year ended December 31, 2010 includes a $14 million charge to asset impairments in the consolidated statements of income, related to an impairment of a Company owned airplane for $10 million recorded in Corporate and other and two impairments of property and equipment recorded in our owned and leased hotel segment and Corporate and other for $3 million and $1 million, respectively.

7.	FINANCING RECEIVABLES

We have divided our financing receivables, which include loans and other financing arrangements, into three portfolio segments based on their initial measurement, risk characteristics and our method for monitoring or assessing credit risk. These portfolio segments correspond directly with our assessed class of receivables and are as follows:

•

Secured Financing to Hotel Owners—These financing receivables are senior, secured mortgage loans and are collateralized by underlying hotel properties currently in operation. These loans consist primarily of a $277 million mortgage loan receivable to an unconsolidated hospitality venture, which is accounted for under the equity method, and was formed to acquire ownership of a hotel property in Waikiki, Hawaii. This mortgage receivable has interest set at 30-day LIBOR+3.75% due monthly and a stated maturity date of July 2013 and was therefore reclassified from a long-term to a current receivable during the year ended December 31, 2012. Secured financing to hotel owners also includes financing provided to certain franchisees for the renovations and conversion of certain franchised hotels. These franchisee loans accrue interest at fixed rates ranging between 5.0% and 5.5%.

•

Vacation Ownership Mortgages Receivables—These financing receivables are comprised of various mortgage loans related to our financing of vacation ownership interval sales. As of December 31, 2012, the weighted-average interest rate on vacation ownership mortgages receivable was 14.0%.

•

Unsecured Financing to Hotel Owners—These financing receivables are primarily made up of individual unsecured loans and other types of financing arrangements provided to hotel owners. During 2012, we entered into a loan agreement to provide a $50 million mezzanine loan for the construction of a hotel that we will manage. Under the loan agreement, interest accrues at the greater of one-month LIBOR plus 5.0%, or 6.5%. Our other financing receivables have stated maturities and interest rates. However, the expected repayment terms may be dependent on the future cash flows of the hotels and these instruments, therefore, are not considered loans as the repayment dates are not fixed or determinable. Because these arrangements are not considered loans, we do not include them in our impaired loans analysis. Since these receivables may come due earlier than the stated maturity date, the expected maturity dates have been excluded from the maturities table below.

The three portfolio segments of financing receivables and their balances at December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Secured financing to hotel owners	$317	$319
Vacation ownership mortgage receivables at various interest rates with varying payments through 2022 (see below)	48	50
Unsecured financing to hotel owners	147	91

	512	460
Less allowance for losses	(99)	(90)
Less current portion included in receivables	(287)	(10)

Total long-term financing receivables	$126	$360

Financing receivables held by us as of December 31, 2012 are scheduled to mature as follows:

Year Ending December 31,	Secured Financing to Hotel Owners	Vacation Mortgage Receivables
2013	$278	$7
2014	1	8
2015	38	7
2016	—	7
2017	—	6
Thereafter	—	13

Total	317	48
Less allowance	(7)	(9)

Net financing receivables	$310	$39

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

The following tables summarize the activity in our financing receivables allowance for the years ended December 31, 2012 and 2011:

	Secured Financing	Vacation Ownership	Unsecured Financing	Total
Allowance at January 1, 2012	$7	$8	$75	$90
Provision	—	6	13	19
Write-offs	—	(5)	(3)	(8)
Recoveries	—	—	(2)	(2)

Allowance December 31, 2012	$7	$9	$83	$99

	Secured Financing	Vacation Ownership	Unsecured Financing	Total
Allowance at January 1, 2011	$4	$10	$68	$82
Provisions	4	4	8	16
Write-offs	(1)	(6)	—	(7)
Recoveries	—	—	(1)	(1)

Allowance at December 31, 2011	$7	$8	$75	$90

During the year ended December 31, 2010 we recorded provisions of $2 million, $2 million and $7 million for receivables within our secured financing to hotel owners, vacation ownership mortgage receivables and unsecured financing to hotel owners portfolio segments, respectively.

We routinely evaluate loans within financing receivables for impairment. To determine whether an impairment has occurred, we evaluate the collectability of both interest and principal. A loan is considered to be impaired when the Company determines that it is probable that we will not be able to collect all amounts due under the contractual terms. We do not record interest income for impaired loans unless cash is received, in which case the payment is recorded to other income (loss), net in the accompanying consolidated statements of income. During the year ended December 31, 2012, we recorded an allowance of $10 million for loans and wrote off a fully impaired loan of $3 million. During the year ended December 31, 2011, we established an allowance of $4 million for loans to hotel owners that we deemed to be impaired, which was recognized within other income (loss), net in the accompanying consolidated statements of income. The gross value of our impaired loans and related reserve does increase, outside of impairments recognized, due to the accrual and related reserve of interest income on these loans.

An analysis of our loans included in secured financing to hotel owners and unsecured financing to hotel owners had the following impaired amounts at December 31, 2012 and 2011, all of which had a related allowance recorded against them:

Impaired Loans
December 31, 2012
	Gross Loan Balance (Principal and Interest)	Unpaid Principal Balance	Related Allowance	Average Recorded Loan Balance
Secured financing to hotel owners	$40	$39	$(7)	$40
Unsecured financing to hotel owners	53	40	(53)	51

Impaired Loans
December 31, 2011
	Gross Loan Balance (Principal and Interest)	Unpaid Principal Balance	Related Allowance	Average Recorded Loan Balance
Secured financing to hotel owners	$41	$40	$(7)	$40
Unsecured financing to hotel owners	51	46	(46)	51

Interest income recognized on these impaired loans within other income (loss), net on our consolidated statements of income for the years ended December 31, 2012 and 2011 was as follows:

Interest Income
	Years Ended December 31,
	2012	2011	2010
Secured financing to hotel owners	$2	$2	$2
Unsecured financing to hotel owners	2	1	—

Credit Monitoring

On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity.

•	Past-due Receivables—We determine financing receivables to be past-due based on the contractual terms of each individual financing receivable agreement.

•

Non-Performing Receivables—Receivables are determined to be non-performing based upon the following criteria: (1) if interest or principal is more than 90 days past due for secured financing to hotel owners and unsecured financing to hotel owners; (2) if interest or principal is more than 120 days past due for vacation ownership mortgage receivables; or (3) if an impairment charge has been recorded for a loan or a provision established for our other financing arrangements. For the years ended December 31, 2012 and 2011, no interest income was accrued for secured financing to hotel owners and unsecured financing to hotel owners more than 90 days past due or for vacation ownership receivables more than 120 days past due. For the years ended December 31, 2012 and 2011, insignificant interest income was accrued for vacation ownership receivables past due more than 90 days but less than 120 days.

If a financing receivable is non-performing, we place the financing receivable on non-accrual status. We only recognize interest income when received for financing receivables on non-accrual status. Accrual of interest income is resumed when the receivable becomes contractually current and collection doubts are removed.

The following tables summarize our aged analysis of past-due financing receivables by portfolio segment, the gross balance of financing receivables greater than 90 days past-due and the gross balance of financing receivables on non-accrual status as of December 31, 2012 and December 31, 2011:

Analysis of Financing Receivables
December 31, 2012
	Receivables Past Due	Greater than 90 Days Past Due	Receivables on Non-Accrual Status
Secured financing to hotel owners	$—	$—	$40
Vacation ownership mortgage receivables	2	—	—
Unsecured financing to hotel owners*	3	3	81

Total	$5	$3	$121

Analysis of Financing Receivables
December 31, 2011
	Receivables Past Due	Greater than 90 Days Past Due	Receivables on Non-Accrual Status
Secured financing to hotel owners	$—	$—	$41
Vacation ownership mortgage receivables	3	—	—
Unsecured financing to hotel owners*	6	6	76

Total	$9	$6	$117

*	Certain of these receivables have been placed on non-accrual status and we have recorded allowances for these receivables based on estimates of future cash flows available for payment of these financing receivables. However, a majority of these payments are not past due.

Fair Value—We estimated the fair value of financing receivables to approximate $417 million and $368 million as of December 31, 2012 and December 31, 2011, respectively. We estimated the fair value of financing receivables using discounted cash flow analysis based on current market assumptions for similar types of arrangements. Based upon the availability of market data, we have classified our financing receivables as Level Three. The primary sensitivity in these calculations is based on the selection of appropriate interest and discount rates. Fluctuations in these assumptions will result in different estimates of fair value.

Asset (Liability)
December 31, 2012
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables
Secured financing to hotel owners	$310	$314	$—	$—	$314
Vacation ownership mortgage receivable	39	39	—	—	39
Unsecured financing to hotel owners	64	64	—	—	64

Asset (Liability)
December 31, 2011
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables
Secured financing to hotel owners	$312	$311	$—	$—	$311
Vacation ownership mortgage receivable	42	42	—	—	42
Unsecured financing to hotel owners	16	15	—	—	15

8.	ACQUISITIONS, DISPOSITIONS, AND DISCONTINUED OPERATIONS

We continually assess and execute strategic acquisitions and dispositions to complement our current business.

Acquisitions

Hyatt Regency Birmingham—During the year ended December 31, 2012, we acquired the Hyatt Regency Birmingham in the United Kingdom for a total purchase price of approximately $44 million. As part of the purchase, we acquired cash and cash equivalents of $1 million, resulting in a net purchase price of $43 million. Of the total purchase price of $44 million, $38 million was property and equipment and the remaining assets acquired relate to working capital. The preliminary fair value asset allocation determined that the purchase price approximates the fair value of the property and equipment acquired and there will be no goodwill.

Hyatt Regency Mexico City—During the year ended December 31, 2012, we acquired all of the outstanding shares of capital stock of a company that owned a full service hotel in Mexico City, Mexico in order to expand our presence in the region. The total purchase price was approximately $202 million. As part of the purchase, we acquired cash and cash equivalents of $12 million, resulting in a net purchase price of $190 million. We began managing this property during the year ended December 31, 2012 and have rebranded it as Hyatt Regency Mexico City.

In conjunction with the acquisition, we entered into a holdback escrow agreement. Pursuant to the holdback escrow agreement, we withheld $11 million from the purchase price and placed it into an escrow account, which was classified as restricted cash on our consolidated balance sheet. During the year ended December 31, 2012 we released $1 million from escrow to the seller. The remaining funds in the escrow account will be released to the seller, less any indemnity claims, upon satisfaction of the release terms of the holdback escrow agreement within the year following the close of the transaction. Because we expect the terms of the holdback escrow agreement to be satisfied, we have recorded a corresponding liability in accrued expenses and other current liabilities on our consolidated balance sheet.

The following table summarizes the preliminary estimated fair value of the identifiable assets acquired and liabilities assumed in our owned and leased hotels segment for the acquisition (in millions):

Cash and cash equivalents	$12
Other current assets	4
Land, property, and equipment	190
Intangibles	12

Total assets	218
Current liabilities	4
Other long-term liabilities	41

Total liabilities	45

Total net assets acquired	$173

Based on management’s purchase accounting allocation, which was revised during the year ended December 31, 2012, the acquisition created goodwill of Mexican Peso (“MXP”) 404 million at the date of acquisition, which is not deductible for tax purposes and is recorded within our owned and leased segment. Including the effect of currency, the acquired goodwill totaled $31 million at December 31, 2012. The definite lived intangibles, which are substantially comprised of management intangibles, will be amortized over a weighted average useful life of 17 years. The other long-term liabilities consist of a $41 million deferred tax liability, the majority of which relates to property and equipment.

The results of the Hyatt Regency Mexico City since the acquisition date have been included in our consolidated financial statements. The following table presents the results of this property since the acquisition date on a stand-alone basis (in millions):

Hyatt Regency Mexico City’s operations included in 2012 results	Year Ended December 31, 2012
Revenues	$29
Income from continuing operations	3

The following table presents our revenues and income from continuing operations on a pro forma basis as if we had completed the acquisition and rebranding of the Hyatt Regency Mexico City as of January 1, 2011 (in millions):

	Years Ended December 31,
	2012	2011
Pro forma revenues	$3,967	$3,743
Pro forma income from continuing operations	89	113

The above 2012 pro forma income from continuing operations for the year ended December 31, 2012 excludes $1 million of transaction costs that were recorded to other income (loss), net on our consolidated statements of income. The year ended December 31, 2011 pro forma income from continuing operations was adjusted to include these charges.

LodgeWorks—During 2011, we acquired 20 hotels from LodgeWorks, branding, management and franchising rights to an additional four hotels, and other assets for a purchase price of approximately $661 million. Of the four hotels for which we acquired management rights, three joined our portfolio in 2011 and one joined our portfolio in the first half of 2012. The number of assets within our owned and leased hotels segment increased as a result of this acquisition.

In conjunction with the acquisition, we entered into a holdback escrow agreement with LodgeWorks. Pursuant to the holdback escrow agreement, we withheld approximately $20 million from the purchase price and placed it into an escrow account, which was classified as restricted cash on our consolidated balance sheet as of December 31, 2011. During 2012, the funds in the escrow account were released to LodgeWorks. As the 18-month escrow term had not yet been satisfied at December 31, 2012, the Company obtained a letter of credit from LodgeWorks in the amount of the unearned portion of the holdback. Upon completion of the 18-month escrow term and assuming the hotels meet certain profitability measures detailed in the holdback escrow agreement, we expect to release the letter of credit.

Woodfin Suites—During 2011, we acquired three Woodfin Suites properties in California for a total purchase price of approximately $77 million and rebranded them as Hyatt Summerfield Suites and, subsequently, as Hyatt House hotels.

Dispositions

Hyatt Place and Hyatt House 2012—During 2012, we sold seven Hyatt Place properties and one Hyatt House property for a combined $87 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of $14 million. The Company entered into long-term management agreements for each hotel with the purchaser of the hotels. The gain on sale has been deferred and is being recognized in management and franchise fees over the term of the management contracts, within our Americas management and franchising segment. The operations of the hotels prior to the sale remain within our owned and leased hotels segment. The proceeds from the sales of four of these hotels were classified into cash and cash equivalents as we did not enter into a like-kind exchange agreement related to these four hotels. In conjunction with the sale of the other four properties we entered into a like-kind exchange agreement. See “Like-Kind Exchange Agreements,” below, for further detail.

Hyatt Place and Hyatt Summerfield Suites 2011—During 2011, we sold six Hyatt Place and two Hyatt Summerfield Suites properties to a newly formed joint venture with Noble, in which the Company holds a 40% ownership interest. The properties were sold for a combined sale price of $110 million or $90 million, net of our $20 million contribution to the new joint venture (see Note 3). The sale resulted in a pre-tax loss of $2 million, which has been recognized in gains (losses) on sales of real estate on our consolidated statements of income. In conjunction with the sale, we entered into a long-term franchise agreement with the joint venture for each property. The six Hyatt Place and two Hyatt Summerfield Suites hotels continue to be operated as Hyatt-branded hotels and the two Hyatt Summerfield Suites hotels were subsequently rebranded as Hyatt House properties. The operating results and financial positions of these hotels prior to the sale remain within our owned and leased hotels segment.

Hyatt Regency Minneapolis—During 2011, we entered into an agreement with third parties to form a new joint venture, the purpose of which was to own and operate the Hyatt Regency Minneapolis. We contributed a fee simple interest in the Hyatt Regency Minneapolis to the joint venture as part of our equity interest subject to a $25 million loan to the newly formed joint venture. HHC has guaranteed the repayment of the loan (see Note 16). In conjunction with our contribution, we entered into a long-term management contract with the joint venture. The terms of the joint venture provided for capital contributions by the non-HHC partners that were used to complete a full renovation of the Hyatt Regency Minneapolis.

Hyatt Lisle, Hyatt Deerfield, and Hyatt Rosemont—During 2010, we sold the Hyatt Lisle, Hyatt Deerfield, and Hyatt Rosemont for a combined $49 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of $20 million which was recognized in gains (losses) on sales of real estate on our consolidated statements of income. The Company entered into long-term franchise agreements for each of the hotels with the purchaser. The operating results and financial positions of these hotels prior to the sale remain within our owned and leased hotels segment. The proceeds from the sales of Hyatt Lisle and Hyatt Rosemont were classified into cash and cash equivalents as we did not enter into a like-kind exchange agreement related to these two hotels. In conjunction with the sale of Hyatt Deerfield, we entered into a like-kind exchange agreement. See “Like-Kind Exchange Agreements,” below, for further detail.

Grand Hyatt Tampa Bay—During 2010, we sold the Grand Hyatt Tampa Bay for $56 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of $14 million. The Company entered into a long-term management agreement with the purchaser of the hotel. The gain on sale has been deferred and is being recognized in management and franchise fees over the term of the management contract, within our Americas management and franchising segment. The operations of the hotel prior to the sale remain within our owned and leased hotels segment.

Hyatt Regency Princeton—During 2010, a consolidated venture did not have sufficient cash flow to meet interest payment requirements under its mortgage loan. The assets and operations of the Hyatt Regency Princeton secured this mortgage loan and the debt service requirements were not guaranteed by HHC. When hotel cash flow became insufficient to service the loan, HHC notified the lender that it would not provide assistance as the estimated value of the hotel was less than the outstanding mortgage loan. In 2010, the ownership interest in the Hyatt Regency Princeton transferred to the lender through a deed in lieu of foreclosure transaction. A pre-tax gain of $35 million was realized on extinguishment of the $45 million secured mortgage debt. The hotel continues to be operated as a Hyatt-branded hotel. The pre-tax gain on extinguishment of debt for $35 million was recognized in other income (loss), net on our consolidated statements of income. The operations of the hotel prior to the transfer remain within our owned and leased segment.

Hyatt Regency Greenville—During 2010, we sold the Hyatt Regency Greenville for $15 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of $6 million, which was recognized in gains (losses) on sales of real estate on our consolidated statements of income. The Company entered into a long-term franchise agreement with the purchaser of the hotel. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.

Hyatt Regency Boston—During 2010, we sold the Hyatt Regency Boston, which had been acquired in 2009 for $109 million, net of cash received, for net proceeds of $113 million, which was acquired in 2009 to Chesapeake Lodging Trust, an entity in which, at the time of sale, we owned a 4.9% interest, resulting in a pre-tax gain of $6 million. The hotel continues to be operated as a Hyatt-branded hotel and we will continue to manage the hotel under a long-term management contract. The gain on sale was deferred and is being recognized in management and franchise fees over the term of the management contract within our Americas management and franchising segment. The operations of the hotel prior to the sale remain within our owned and leased hotels segment.

Like-Kind Exchange Agreements

In conjunction with the sale of four of the Hyatt Place properties in 2012, we entered into a like-kind exchange agreement with an intermediary. Pursuant to the like-kind exchange agreement, the proceeds from the sale of these four hotels were placed into an escrow account administered by the intermediary. Therefore, we classified the net proceeds of $44 million as restricted cash on our consolidated balance sheet as of December 31, 2012. Pursuant to the like-kind exchange agreement, the cash remains restricted for a maximum of 180 days from the date of execution pending consummation of the exchange transaction.

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

Assets Held For Sale

During the fourth quarter of 2012, we committed to a plan to sell three Hyatt Place properties to a third party and classified the value of this portfolio as assets held for sale in the amount of $34 million, of which $33 million relates to property and equipment, net, and liabilities held for sale in the amount of $1 million at December 31, 2012 which is included in our owned and leased hotels segment. The sale transaction was completed in January 2013.

During 2011, we closed on the sale of a Company owned airplane to a third party for net proceeds of $18 million. The transaction resulted in a small pre-tax gain upon sale.

Discontinued Operations—The operating results, assets, and liabilities of the following businesses have been reported separately as discontinued operations in the consolidated balance sheets and consolidated statements of income. We do not have any significant continuing involvement in these operations.

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

Revenues for all discontinued operations for the years ended December 31, 2012, 2011, and 2010 were $0, $0, and $1 million, respectively.

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

9.	GOODWILL AND INTANGIBLE ASSETS

The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011:

	Owned and Leased Hotels	Americas Management and Franchising	Other	Total*
Balance as of January 1, 2011
Goodwill	$158	$33	$4	$195
Accumulated impairment losses	(93)	—	—	(93)

Goodwill, net	65	33	4	102

No activity during the year

Balance as of December 31, 2011
Goodwill	158	33	4	195
Accumulated impairment losses	(93)	—	—	(93)

Goodwill, net	$65	$33	$4	$102

Activity during the year
Goodwill acquired	29	—	—	29
Foreign exchange**	2	—	—	2

Balance as of December 31, 2012
Goodwill	189	33	4	226
Accumulated impairment losses	(93)	—	—	(93)

Goodwill, net	$96	$33	$4	$133

*	The ASPAC management and franchising and EAME/SW Asia management segments contained no goodwill balances as of December 31, 2012 and 2011, respectively.
**	Foreign exchange translation adjustments related to the acquisition of Hyatt Regency Mexico City (see Note 8).

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

The following is a summary of intangible assets at December 31, 2012 and 2011:

	December 31, 2012	Weighted Average Useful Lives	December 31, 2011
Contract acquisition costs	$203	23	$167
Acquired lease rights	139	112	133
Franchise and management intangibles	122	25	115
Other	10	11	7

	474		422
Accumulated amortization	(86)		(63)

Intangibles, net	$388		$359

Amortization expense relating to intangible assets for the years ended December 31, 2012, 2011, and 2010 was as follows:

	Years Ended December 31,
	2012	2011	2010
Amortization Expense	$26	$17	$14

Amortization expense of $7 million was recognized in 2012 related to the accelerated amortization of an intangible asset.

We estimate amortization expense for definite lived intangibles for the years 2013 through 2017 to be:

Years Ending December 31,
2013	$19
2014	18
2015	16
2016	15
2017	15

During the fourth quarters of 2012, 2011 and 2010, we performed our annual impairment review of goodwill. Definite lived intangibles are tested for impairment whenever events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. During the years ended December 31, 2012, 2011 and 2010, we recorded no goodwill impairment charges and no definite lived intangible asset impairment charges within the consolidated statements of income.

10.	DEBT

Debt as of December 31, 2012 and 2011 consists of the following:

	December 31, 2012	December 31, 2011
$250 million senior unsecured notes maturing in 2015—5.750%	$257	$257

$250 million senior unsecured notes maturing in 2016—3.875%	249	249

$250 million senior unsecured notes maturing in 2019—6.875%	250	250

$250 million senior unsecured notes maturing in 2021—5.375%	250	250

6.0% construction loan maturing in March 2014	10	—

Revolving credit facility	—	—

Floating Average Rate construction loan	—	—

Other (various, maturing through 2015)	1	2

Long-term debt before capital lease obligations	1,017	1,008

Capital lease obligations	216	217

Total long-term debt	1,233	1,225

Less current maturities	(4)	(4)

Total long-term debt, net of current maturities	$1,229	$1,221

Under existing agreements, maturities of debt for the next five years and thereafter are as follows:

2013	$4
2014	201
2015	259
2016	251
2017	1
Thereafter	517

Total	$1,233

Senior Notes—As of December 31, 2012, we had four series of senior unsecured notes, as further defined below, the “Senior Notes”). Interest on the Senior Notes is payable semi-annually. We may redeem all or a portion of the Senior Notes at any time at 100% of the principal amount of the Senior Notes redeemed together with the accrued and unpaid interest, plus a make-whole amount, if any. The amount of any make-whole payment depends, in part, on the yield of U.S. Treasury securities with a comparable maturity to the Senior Notes at the date of redemption. A summary of the terms of the Senior Notes, by year of issuance, is as follows:

•

In 2009, we issued $250 million of 5.750% senior notes due 2015, at an issue price of 99.460% (the “2015 Notes”), and $250 million of 6.875% senior notes due 2019, at an issue price of 99.864% (the “2019 Notes”). We received net proceeds of approximately $495 million from the sale of the 2015 Notes and the 2019 Notes after deducting discounts and offering expenses payable by the Company of approximately $3 million. The proceeds were used to reduce outstanding hotel loans and for general purposes.

•

In 2011, we issued $250 million of 3.875% senior notes due 2016, at an issue price of 99.571% (the “2016 Notes”), and $250 million of 5.375% senior notes due 2021, at an issue price of 99.846% (the “2021 Notes” and together with the 2015 Notes, the 2016 Notes, and the 2019 Notes, the “Senior Notes”). We received net proceeds of approximately $494 million from the sale of the 2016 Notes and the 2021 Notes, after deducting discounts and offering expenses payable by the Company of approximately $4 million, which we intend to use for general corporate purposes.

As of December 31, 2012 and 2011 we held a total of four and eight interest rate swap contracts, respectively, related to our 2015 Notes. As a result of these contracts, as of December 31, 2012 and 2011, we had effectively converted $100 million and $200 million, respectively, of the 2015 Notes to floating rate debt based on three-month LIBOR plus a fixed rate component. At December 31, 2012, the fixed to floating interest rate swaps were recorded within other assets for $1 million, with an offset by a fair value adjustment to the 2015 Notes of $1 million. At December 31, 2011, the fixed to floating interest rate swaps were recorded within other assets for $7 million, with an offset by a fair value adjustment to the 2015 Notes of $8 million.

During 2012, we terminated four $25 million interest rate swap contracts, respectively, for which we received cash payments of $8 million, to settle the fair value of the swaps. The cash payments received during the year included $1 million of accrued interest. These amounts are included within the carrying value of long-term debt at December 31, 2012. The cash received from the terminations will be amortized as a benefit to interest expense over the remaining term of the 2015 Notes. See Note 12 for additional information related to the interest rate swaps.

6.0% Construction Loan Maturing in 2014—During the year ended December 31, 2012, we entered into a $20 million loan agreement with a third party. At December 31, 2012, we had drawn $10 million on the loan. The proceeds from the loan will be used for completion of a property improvement plan and conversion of a non-Hyatt branded property to a Hyatt Place and as a result have been recorded in restricted cash on our consolidated balance sheet. The debt has a stated interest rate of 6.0% and a maturity date of 2014.

Revolving Credit Facility—During 2011, we entered into an Amended and Restated Credit Agreement with a syndicate of lenders that amended and restated our prior revolving credit facility to increase the borrowing availability under the facility from $1.1 billion to $1.5 billion and extend the facility’s expiration from June 29, 2012 to September 9, 2016. Interest rates on outstanding borrowings are either LIBOR-based or based on an alternate base rate, with margins in each case based on our credit rating or, in certain circumstances, our credit rating and leverage ratio. As of December 31, 2012, the interest rate for a one month LIBOR borrowing would have been 1.584%, or LIBOR, of 0.209%, plus 1.375%. There was no outstanding balance on this credit facility at December 31, 2012 or at December 31, 2011. At December 31, 2012 and 2011, we had entered into various letter of credit agreements for $105 million and $99 million, respectively, which reduced our available capacity under the revolving credit facility. The available line of credit on our revolving credit facility at December 31, 2012 was $1.4 billion.

Floating Average Rate Construction Loan—During 2012 we obtained a construction loan which we anticipate using in the development of a hotel in Brazil. Once drawn upon, the term of this loan shall be up to 18 years and the interest shall be at a floating average rate estimated at 7.5%. As of December 31, 2012 no borrowings had been made against this line of credit.

The Company also has a total of $15 million and $21 million of letters of credit issued through additional banks as of December 31, 2012 and 2011, respectively.

Debt Covenants—The revolving credit facility contains financial covenants requiring that certain financial measures be met such as not exceeding a maximum ratio of debt to earnings before interest, tax, depreciation and amortization (EBITDA), or adherence to a maximum secured debt to gross property and equipment ratio. We are in compliance with all covenants at December 31, 2012.

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

Fair Value—We estimated the fair value of debt, excluding capital leases, which consists of our Senior Notes and other long-term debt. Our Senior Notes are classified as Level Two due to the use and weighting of multiple market inputs in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities. We estimated the fair value of our other long-term debt instruments using discounted cash flow analysis based on current market inputs for similar types of arrangements. Based upon the availability of market data, we have classified our other long-term debt as Level Three. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value.

Asset (Liability)
December 31, 2012
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Debt, excluding capital lease obligations	$(1,017)	$(1,137)	$—	$(1,126)	$(11)

Asset (Liability)
December 31, 2011
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Debt, excluding capital lease obligations	$(1,008)	$(1,059)	$—	$(1,059)	$—

11.	LEASES

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

The future minimum lease payments due in each of the next five years and thereafter are as follows:

Years Ending December 31,	Operating Leases	Capital Leases
2013	$39	$17
2014	40	197
2015	34	2
2016	29	2
2017	27	3
Thereafter	314	28

Total minimum lease payments	$483	$249

Less amount representing interest		33

Present value of minimum lease payments		$216

Hyatt Regency Grand Cypress—On April 9, 2007, we signed a 30-year lease agreement with the owners of the Hyatt Regency Grand Cypress to lease the hotel, including the land, as well as a parcel of land adjacent to the hotel. This lease agreement includes options, at our discretion, to purchase the hotel, including the land, and the adjacent parcel of land. We exercised our option to purchase the adjacent piece of land on August 28, 2007 and the option remains to purchase the hotel, including land, for $190 million in the eighth lease year or in the tenth lease year for $210 million or in the fifteenth lease year for $245 million. Total minimum lease payments were calculated over the next three years of the lease term assuming that we will exercise the option to purchase the hotel and land in the eighth year. This lease qualifies as a capital lease, and accordingly, we have consolidated the operating results of the hotel as of April 9, 2007. The leased assets are included in property and equipment, net, in the amount of $165 million. We are responsible for all operating costs related to the property, including insurance, maintenance, and taxes.

Corporate Office Space—During the years ended December 31, 2012 and 2011, we recorded a $2 million gain and $7 million loss, respectively, related to sublease agreements based on terms of our existing master leases, which was recognized within other income (loss), net in the accompanying consolidated statements of income. Of the $7 million charge in 2011, $5 million is attributable to leased space at the Hyatt Center which is sublet to a related party. We continue to have sublease agreements with certain related parties at the Hyatt Center and total minimum rentals to be received in the future under these non-cancelable operating subleases as of December 31, 2012 are $11 million through 2020. The Hyatt Center was also owned by a related party until December 20, 2010, when the building was sold to a third party. See Note 19 for further discussion on related party lease agreements.

A summary of rent expense from continuing operations for all operating leases is as follows:

	2012	2011	2010
Minimum rentals	$26	$26	$25
Contingent rentals	36	33	33

Total	$62	$59	$58

The Company leases retail space at its owned hotel locations under operating leases. The future minimum lease receipts scheduled to be received in each of the next five years and thereafter are as follows:

Years Ending December 31,	Amount
2013	$26
2014	15
2015	11
2016	9
2017	7
Thereafter	17

Total minimum lease receipts	$85

12.	DERIVATIVE INSTRUMENTS

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

As of December 31, 2012 and December 31, 2011 we held a total of four and eight $25 million interest rate swap contracts, respectively, each of which expires on August 15, 2015. Taken together, these swap contracts effectively convert a total of $100 million and $200 million, as of December 31, 2012 and December 31, 2011, respectively, of the $250 million of senior notes issued in August 2009 with a maturity date of August 15, 2015 (the “2015 Notes”) to floating rate debt based on three-month LIBOR plus a fixed rate component. The fixed rate component of the four remaining swaps varies by contract, ranging from 4.5675% to 4.77%. The interest rate swaps were designated as a fair value hedge as their objective is to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as fair value hedges at inception and at December 31, 2012 and December 31, 2011 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes.

At December 31, 2012, the fixed to floating interest rate swaps were recorded within other assets at a value of $1 million offset by a fair value adjustment to long-term debt of $1 million. At December 31, 2012, the difference between the other asset value and fair market value adjustment to long-term debt including the ineffective portion of the swap life-to-date was insignificant. At December 31, 2011, the fixed to floating interest rate swaps were recorded within other assets at a value of $7 million, offset by a fair value adjustment to long-term debt of $8 million. At December 31, 2011, the difference between the other asset value and fair market value adjustment to long-term debt includes the ineffective portion of the swap life-to-date of $1 million.

During the year ended December 31, 2012, we terminated four $25 million interest rate swap contracts, for which we received cash payments of $8 million to settle the fair value of the swaps. The cash payments received during the year ended December 31, 2012 included $1 million of accrued interest. These amounts are included within the carrying value of long-term debt at December 31, 2012. The cash received from the terminations will be amortized as a benefit to interest expense over the remaining term of the 2015 Notes.

Interest Rate Lock—During 2011, we entered into treasury-lock derivative instruments with $250 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the 2021 Notes we issued in August 2011 (see Note 10), as changes in the benchmark interest rate would result in variability in cash flows related to such debt. These derivative instruments were designated as cash flow hedges at inception and were highly effective in offsetting fluctuations in the benchmark interest rate. Changes in the fair value relating to the effective portion of the lock were recorded in accumulated other comprehensive loss and the corresponding fair value was included in prepaids and other assets. We settled the treasury-lock derivative instruments at the date of issuance of the 2021 Notes in August 2011. The $14 million loss on the settlement was recorded to accumulated other comprehensive loss and will be amortized over the remaining life of the 2021 Notes. As a result, for the years ended December 31, 2012 and December 31, 2011, we recorded $1 million and $1 million, respectively, in incremental interest expense.

Foreign Currency Exchange Rate Instruments—We transact business in various foreign currencies and utilize foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Our strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany loans and other intercompany transactions. Our foreign currency forward contracts generally settle within 12 months. We do not use these forward contracts for trading purposes. We do not designate these forward contracts as hedging instruments. Accordingly, we record the fair value of these contracts as of the end of our reporting period to our consolidated balance sheets with changes in fair value recorded in our consolidated statements of income within other income (loss), net for both realized and unrealized gains and losses. The balance sheet classification for the fair values of these forward contracts is to prepaids and other assets for unrealized gains and to accrued expenses and other current liabilities for unrealized losses.

The U.S. dollar equivalent of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany loans, with terms of less than one year, is as follows (in U.S. dollars):

	December 31, 2012	December 31, 2011
Pound Sterling	$161	$126
Swiss Franc	32	59
Korean Won	31	33
Canadian Dollar	30	27

Total Notional Amount of Forward Contracts	$254	$245

Certain energy contracts at our hotel facilities include derivatives. However, we qualify for and have elected the normal purchases or sales exemption for these derivatives.

The effects of derivative instruments on our consolidated financial statements were as follows as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010:

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31, 2012	December 31, 2011	Balance Sheet Location	December 31, 2012	December 31, 2011
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$1	$7	Other long-term liabilities	$—	$—
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Prepaids and other assets	—	—	Accrued expenses and other current liabilities	1	1

Total derivatives		$1	$7		$1	$1

Effect of Derivative Instruments on Income and Other Comprehensive Loss

		Years Ended December 31,
	Location of Gain (Loss)	2012	2011	2010
Fair value hedges:
Interest rate swaps
Gains on derivatives	Other income (loss), net*	$1	$3	$5
Losses on borrowings	Other income (loss), net*	(1)	(3)	(5)

		Years Ended December 31,
	Location of Gain (Loss)	2012	2011	2010
Cash flow hedges:
Interest rate locks
Amount of loss recognized in accumulated other comprehensive loss on derivative (effective portion)	Accumulated other comprehensive loss	$—	$(14)	$—
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income (effective portion)	Interest expense	(1)	(1)	—
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Other income (loss), net**	—	—	—

		Years Ended December 31,
	Location of Gain (Loss)	2012	2011	2010
Derivatives not designated as hedges:
Foreign currency forward contracts	Other income (loss), net	$(12)	$6	$5

*	For the years ended December 31, 2012, 2011 and 2010, there were insignificant losses recognized in income related to the ineffective portion of these hedges. No amounts were excluded from the assessment of hedge effectiveness for the years ended December 31, 2012, 2011 and 2010.
**	For the year ended December 31, 2011, there was an insignificant gain recognized in income related to the ineffective portion of these hedges. No amounts were excluded from the assessment of hedge effectiveness for the year ended December 31, 2011.

13.	EMPLOYEE BENEFIT PLANS

Defined Benefit Plans—We sponsor supplemental executive retirement plans consisting of funded and unfunded defined benefit plans for certain former executives. Retirement benefits are based primarily on the former employees’ salary, as defined, and are payable upon satisfaction of certain service and age requirements as defined by the plans.

The following tables show the change in benefit obligation and the change in fair value of plan assets as of December 31, 2012 and 2011 (the measurement dates), for the unfunded U.S. plan:

	2012	2011
Change in benefit obligation:
Benefit obligation—beginning of year	$21	$19
Interest cost	1	1
Actuarial loss	—	2
Benefits paid	(1)	(1)

Benefit obligation—end of year	$21	$21

Change in plan assets:
Fair value of plan assets—beginning of year	$—	$—
Actual return on plan assets	—	—
Benefits paid	—	—
Employer contributions	—	—

Fair value of plan assets—end of year	$—	$—

Funded status at end of year	$(21)	$(21)

Accumulated benefit obligation	$21	$21

Amounts recognized in the consolidated balance sheets as of December 31, 2012 and 2011:

	2012	2011
Accrued current benefit liability	$(1)	$(1)
Accrued long-term benefit liability	(20)	(20)

Funded status	$(21)	$(21)

Amounts recognized in accumulated other comprehensive loss of the unfunded U.S. defined benefit plan at December 31, 2012 and 2011, consist entirely of unrecognized net losses of $9 million and $10 million, respectively.

There are estimated to be insignificant amounts of unrecognized net losses that will be amortized into net periodic benefit cost over the next fiscal year.

The net periodic pension cost for the unfunded U.S. plan for the three years ended December 31, 2012, 2011, and 2010 was $1 million, $1 million, and insignificant, respectively, and consisted entirely of interest cost.

The weighted average assumptions used in the measurement of our benefit obligation as of December 31, 2012 and 2011 (the measurement dates), for the unfunded U.S. plan are as follows:

	2012	2011
Discount rate	3.50%	4.10%

The weighted average assumptions used in the measurement of our net cost as of December 31, 2012, 2011, and 2010 (the measurement dates), for the unfunded U.S. plan are as follows:

	2012	2011	2010
Discount rate	4.10%	5.10%	5.60%
Rate of compensation increase	—	—	—

As of December 31, 2012, the benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter, are disclosed below. The expected benefits are estimated based on the same assumptions used to measure our benefit obligation at the end of the year and include benefits attributable to estimated future employee service as follows:

Year Ending December 31,
2013	$1
2014	1
2015	1
2016	1
2017	1
2018—2022	7

Total	$12

Defined Contribution Plans—We provide retirement benefits to certain qualified employees under the Retirement Savings Plan (a qualified plan under Internal Revenue Code Section 401(k)), the Field Retirement Plan (a nonqualified plan), and other similar plans. We record expenses related to the Retirement Savings Plan based on a percentage of qualified employee contributions on stipulated amounts; a substantial portion of these contributions are included in the other revenues from managed properties and other costs from managed properties lines in the consolidated statements of income as the costs of these programs are largely related to employees located at lodging properties managed by us and are therefore paid for by the property owners. Refer to the table below for costs related to these plans.

Deferred Compensation Plans—Historically, we provided nonqualified deferred compensation for certain employees through several different plans. In 2010, these plans were consolidated into the one Amended and Restated Hyatt Corporation Deferred Compensation Plan (“DCP”). Contributions and investment elections are determined by the employees. The Company also provides contributions according to preapproved formulas. A portion of these contributions relate to hotel property level employees, which are reimbursable to us and are included in the other revenues from managed properties and other costs from managed properties lines in the consolidated statements of income. As of December 31, 2012 and 2011, the DCP is fully funded in a rabbi trust. The assets of the DCP are primarily invested in mutual funds, which are recorded in other assets in the consolidated balance sheets (see Note 4). The related deferred compensation liability is recorded in other long-term liabilities (see Note 14). Refer to the table below for costs related to the DCP.

	Years Ended December 31,
	2012	2011	2010
Defined benefit plan	$1	$1	$—
Defined contribution plans	34	35	32
Deferred compensation plans	7	7	5

Employee Stock Purchase Program—In 2010, the Company’s stockholders approved the Hyatt Hotels Corporation Employee Stock Purchase Program (“ESPP”), which is designed to qualify under Section 423 of the Internal Revenue Code. The ESPP provides eligible employees with the opportunity to purchase shares of the Company’s common stock on a quarterly basis through payroll deductions at a price equal to 95% of the fair market value on the last trading day of each quarter. Enrollment occurs prior to the commencement of the quarter with elections being deducted from payroll during the quarter and the actual purchase of stock is completed subsequent to the quarter close. At the inception of the plan there were 1,000,000 shares reserved for issuance under the ESPP which has been deemed to be non-compensatory. Approximately 73,000 shares and 72,000 shares were issued under the ESPP during 2012 and 2011, respectively.

14.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2012 and 2011, consist of the following:

	December 31, 2012	December 31, 2011
Deferred compensation plans (see Note 13)	$275	$242
Hyatt Gold Passport Fund (see Note 2)	267	237
Other accrued income taxes (see Note 15)	91	198
Deferred gains on sale of hotel properties	93	57
Defined benefit plans (see Note 13)	20	20
Purchase price holdback (see Note 8)	—	20
Deferred incentive compensation plans	5	8
Deferred income taxes (see Note 15)	80	5
Other	131	103

Total	$962	$890

15.	INCOME TAXES

Our tax provision includes federal, state, local, and foreign income taxes payable. The domestic and foreign components of income (loss) before income taxes for the three years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
U.S. income (loss) before tax	$18	$(33)	$(38)
Foreign income before tax	77	116	126

Income before income taxes	$95	$83	$88

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2012, 2011 and 2010 is comprised of the following:

	2012	2011	2010
Current:
Federal	$(76)	$73	$2
State	(17)	26	(1)
Foreign	36	10	44

Total Current	$(57)	$109	$45

Deferred:
Federal	$52	$(98)	$3
State	15	(30)	6
Foreign	(2)	(9)	(17)

Total Deferred	$65	$(137)	$(8)

Total	$8	$(28)	$37

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate from continuing operations reported in the financial statements:

	2012	2011	2010
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal tax benefit	(0.3)	(2.1)	2.0
Foreign and U.S. tax effects attributable to foreign operations	(27.4)	(46.7)	(6.6)
Tax contingencies	(10.3)	(5.1)	12.2
Change in valuation allowances	(66.3)	(15.8)	(4.0)
Write-off deferred tax assets	75.4	—	—
General business credits	(2.5)	(0.9)	(2.7)
Equity based compensation	2.0	1.4	7.0
Other	2.7	0.3	(0.9)

Effective income tax rate	8.3%	(33.9)%	42.0%

Significant items that affect the 2012 tax rate included a benefit of $26 million related to the recognition of foreign tax credits, a benefit of $6 million in reserves for interest related to our treatment for expensing certain renovation costs in prior years and a benefit of $3 million from a reduction in statutory tax rates enacted by foreign jurisdictions during the year. Additional benefits include $6 million (including $4 million interest) resulting from the settlement of state tax matters as well a benefit of $6 million (including $3 million interest and penalties) related to the favorable settlement our U.S. federal tax audit. These benefits are partially offset by a provision of $7 million resulting from a reduction in the deferred tax assets related to certain non-consolidated investments and a provision of $8 million (including $3 million interest and penalties) for uncertain tax positions in foreign jurisdictions. In addition a deferred tax asset of $64 million related to foreign net operating losses and a corresponding full valuation allowance was eliminated due to the restructuring of a foreign subsidiary.

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

For 2010, the mix of U.S. operating losses with earnings from our foreign-based operations impacted the effective tax rate. The other significant items affecting the tax rate in 2010 relate to an increase in tax contingencies of $11 million and charges for nondeductible equity based compensation of $6 million. This was partially offset by a reduction in our valuation allowances totaling $4 million .

The components of net deferred tax asset from continuing operations at December 31, 2012 and 2011 is comprised of the following:

	2012	2011
Employee benefits	$171	$155
Foreign and state net operating losses and credit carryforwards	100	146
Nonconsolidated investments	53	58
Allowance for uncollectible assets	37	30
Intangibles	55	25
Interest and state benefits	18	24
Unrealized investment losses	7	11
Other	53	41
Valuation allowance	(22)	(83)

Total deferred tax asset	$472	$407

Deferred tax liabilities related to:
Installment sales	$(10)	$(10)
Property and equipment	(259)	(130)
Nonconsolidated investments	(57)	(41)
Unrealized investment gains	(3)	(1)
Prepaid expenses	(12)	(12)
Other	(12)	—

Total deferred tax liability	$(353)	$(194)

Net deferred tax asset	$119	$213

Recognized in the balance sheet as:
Deferred tax assets—current	$19	$23
Deferred tax assets—noncurrent	183	197
Deferred tax liabilities—current	(3)	(2)
Deferred tax liabilities—noncurrent	(80)	(5)

Total	$119	$213

Net deferred tax assets decreased during 2012 by $94 million. This decrease is primarily related to our treatment of expensing certain hotel renovation costs of $71 million, and a write off deferred tax assets related to our nonconsolidated investments for $7 million. In addition, we recorded deferred tax liabilities of $43 million related to the purchase of a foreign entity. These decreases are partially offset by the increase in the carryforward of foreign tax credits and business tax credits generated during the current year in the amount of $19 million.

As of December 31, 2012, we have determined that undistributed net earnings of $279 million of certain foreign subsidiaries are indefinitely reinvested in operations outside the United States. These earnings could become subject to additional taxes if remitted as dividends, loaned to a U.S. affiliate, or if we sold our interest in the affiliates; the resulting U.S. income tax liabilities could be offset, in whole or in part, by credits allowable for taxes paid to foreign jurisdictions. The actual tax costs would depend on the income tax laws and circumstances at the time of the realization events; determination of the potential net liability is not practicable due to the complexities of the hypothetical calculation. We continue to provide deferred taxes, as required, on the undistributed earnings of foreign subsidiaries and unconsolidated affiliates that are not indefinitely reinvested in operations outside the United States.

As of December 31, 2012, we have $42 million of future tax benefits related to state and foreign net operating losses and $58 million of benefits related to federal and state credits. Some of these operating losses will begin to expire in 2013 and continue through 2032; however, a number of these operating losses, and some state credits, have no expiration date and may be carried forward indefinitely. During the year we added $24 million of foreign tax credits that will expire in 2021.

A valuation allowance of $15 million is recorded for certain net operating loss benefits and credits, as we believe it is more likely than not that we will be unable to utilize these tax carry forwards. A valuation allowance of $6 million is also recorded against other foreign assets that are not expected to be realized.

Total unrecognized tax benefits as of December 31, 2012 and 2011 were $75 million and $175 million, respectively, of which $42 million and $49 million, respectively, would impact the effective tax rate if recognized. It is reasonably possible that a reduction of up to $34 million of unrecognized tax benefits could occur within twelve months resulting from the resolution of audit examinations and the expiration of certain tax statutes of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011
Unrecognized tax benefits—beginning balance	$175	$89
Total increases—current period tax positions	4	34
Total increases/(decreases)—prior period tax positions	(96)	66
Settlements	(4)	(11)
Lapse of statute of limitations	(4)	(3)

Unrecognized tax benefits—ending balance	$75	$175

Decreases to current and prior period tax positions in the amount of $92 million are primarily due to the treatment for expensing certain renovation costs as the result of IRS guidance issued in 2012 related to the tangible property regulations.

During 2012 we paid $2 million tax and penalties to settle certain tax issues with foreign taxing authorities as well as $2 million tax and interest to settle certain federal and state tax issues related to tax years 2003 through 2009.

During 2011, we paid $8 million tax and penalties to settle certain tax issues with foreign taxing authorities, as well as $10 million tax and interest to H Group Holding, Inc. (the “Former Parent”) in accordance with a tax separation agreement to settle tax issues and related interest due to the result of IRS and state examinations that covered the 2001 tax year.

In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total gross accrued interest and penalties were $46 million, $60 million and $75 million as of December 31, 2012, 2011 and 2010, respectively. The amount of interest and penalties recognized as a component of income tax expense in 2012 was a benefit of $4 million. This amount is comprised of the following: a benefit of $6 million resulting from the change in transitional guidance related to temporary regulations issued by the IRS, as mentioned above and a benefit of $3 million resulting from the settlement of state tax matters. These benefits are offset by a provision of $5 million interest expense related to reserves recorded by our foreign subsidiaries.

The amount of interest and penalties recognized as a component of income tax expense during 2011 was a benefit of $12 million, comprised of a benefit of $17 million as the result of the settlement of audits in foreign jurisdictions offset by $5 million of interest expense recognized on other uncertain tax positions during the year. For the year ended December 31, 2010, $10 million was recognized as a component of income tax expense.

Our 2009, 2010, and 2011 federal income tax returns are currently under IRS examination. The federal statute of limitations for Hyatt Hotels Corporation is still open for the years ended December 31, 2005 through 2011. We have protested certain adjustments proposed by the IRS related to these tax years 2005 through 2008, these adjustments are currently under review by the IRS Appeals Office.

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

In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:

Commitments—As of December 31, 2012, we are committed, under certain conditions, to loan or invest up to $560 million, net of any related letters of credit, in various business ventures.

Included in the $560 million in commitments are the following:

•

Our share of a hospitality venture’s commitment to purchase a hotel within a to-be constructed building in New York City for a total purchase price of $375 million. The hospitality venture will be funded upon the purchase of the hotel and our share of the purchase price commitment is 66.67% (or approximately $250 million). In accordance with the purchase agreement, we have agreed to fund a $50 million letter of credit as security towards this future purchase obligation. The agreement stipulates the purchase of the completed property is contingent upon the completion of certain contractual milestones. The $50 million funded letter of credit is included as part of our total letters of credit outstanding at December 31, 2012 and therefore netted against our future commitments amount disclosed above. For further discussion see the “Letters of Credit” section of this footnote listed below.

•

Our commitment to develop, own and operate a hotel property in the State of Hawaii through a joint venture formed in 2010. The maximum remaining commitment under the joint venture agreement at December 31, 2012 is $58 million.

Performance Guarantees—Certain of our contractual arrangements with third party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. During 2012, we recorded a $4 million charge under one of these agreements. Under a separate agreement, we had $1 million accrued as of December 31, 2012. The remaining maximum potential payments related to these agreements are $24 million.

Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. As of December 31, 2012, there were no amounts recorded in accrued expenses and other current liabilities related to these performance test clauses.

Debt Guarantees—We have entered into various debt guarantees related to our investments in certain properties. The maximum exposure under these agreements as of December 31, 2012 is $294 million. As of December 31, 2012, we had a $6 million liability representing the carrying value of these guarantees. Included within the $294 million in debt guarantees are the following:

•	$110 million of a loan repayment guarantee related to a vacation ownership joint venture in the state of Hawaii.

•	$75 million of a loan repayment guarantee related to a joint venture that owns a hotel property in Brazil.

•	$48 million of a loan repayment guarantee related to a joint venture that is developing and will own a hotel property in the State of Hawaii.

•	$25 million of a loan repayment guarantee related to our contribution of Hyatt Regency Minneapolis to a newly formed joint venture (see Note 8).

With respect to repayment guarantees related to certain joint venture properties, the Company has agreements with its respective partners that require each partner to pay a pro-rata portion of the guarantee amount based on each partner’s ownership percentage. Assuming successful enforcement of these agreements our maximum exposure under the various debt guarantees as of December 31, 2012 would be $154 million.

Surety Bonds—Surety bonds issued on our behalf totaled $24 million at December 31, 2012 and primarily relate to workers’ compensation, taxes, licenses, and utilities related to our lodging operations.

Letters of Credit—Letters of credit outstanding on our behalf as of December 31, 2012 totaled $120 million, the majority of which relate to our ongoing operations. Of the $120 million letters of credit outstanding, $105 million reduces the available capacity under the revolving credit facility (see Note 10).

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

Stockholders’ Equity—As of December 31, 2012 and December 31, 2011, total stockholders’ equity was $4,821 million and $4,818 million, respectively.

Accumulated Other Comprehensive Loss—The following table details the accumulated other comprehensive loss activity for the years ended December 31, 2012 and 2011, respectively.

	Balance at January 1, 2012	Current period other comprehensive income (loss)	Balance at December 31, 2012
Foreign currency translation adjustments	$(64)	$29	$(35)
Unrealized gain (loss) on AFS securities	(2)	2	—
Unrecognized pension cost	(6)	—	(6)
Unrealized gain (loss) on derivative instruments	(8)	1	(7)

Accumulated Other Comprehensive Loss	$(80)	$32	$(48)

	Balance at January 1, 2011	Current period other comprehensive income (loss)	Balance at December 31, 2011
Foreign currency translation adjustments	$(33)	$(31)	$(64)
Unrealized loss on AFS securities	—	(2)	(2)
Unrecognized pension cost	(5)	(1)	(6)
Unrealized loss on derivative instruments	—	(8)	(8)

Accumulated Other Comprehensive Loss	$(38)	$(42)	$(80)

Common Stock—At December 31, 2012, Pritzker family business interests beneficially owned, in the aggregate, approximately 78.3% of our Class B common stock, representing approximately 57.7% of the outstanding shares of our common stock and approximately 75.2% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests are able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors and other significant corporate transactions. While the voting agreements are in effect, they may provide our board of directors with effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. Pursuant to the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, the Pritzker family business interests have agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock. In addition, other stockholders, including entities affiliated with Goldman, Sachs & Co. and Madrone GHC, LLC, beneficially own, in the aggregate, approximately 21.8% of our outstanding Class B common stock, representing approximately 15.5% of the outstanding shares of our common stock and approximately 20.9% of the total voting power of our outstanding common stock. Pursuant to the 2007 Stockholders’ Agreement, these entities have also agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock.

Share Repurchase— During 2012, the Company announced that the Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company’s sole discretion. During 2012, the Company repurchased 3,690,282 shares of Class A common stock at a weighted-average price of $36.94 per share, for an aggregate purchase price of $136 million, excluding related expenses which were insignificant. The $136 million of share repurchases was settled in cash during the year. The shares repurchased represented approximately 2% of the Company’s total shares of common stock outstanding prior to the repurchase. The shares of Class A common stock were repurchased on the open market, retired, and returned to authorized and unissued status.

During 2011, we repurchased 8,987,695 shares of Class B common stock for $44.03 per share, the closing price of the Company’s Class A common stock on May 13, 2011, for an aggregate purchase price of approximately $396 million. The shares repurchased represented approximately 5.2% of the Company’s total shares of common stock outstanding prior to the repurchase. The shares of Class B common stock were repurchased from trusts for the benefit of certain Pritzker family members in privately-negotiated transactions and were retired, thereby reducing the total number of shares outstanding and reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.

18.	STOCK-BASED COMPENSATION

As part of our Long-Term Incentive Plan, we award Stock Appreciation Rights (“SARs”), Restricted Stock Units (“RSUs”), Performance Share Units (“PSUs”), and Performance Vested Restricted Stock (“PSSs”) to

certain employees. Compensation expense and unearned compensation figures within this note exclude amounts related to employees of our managed hotels as this expense has been and will continue to be reimbursed by our third party hotel owners and is recorded on the lines other revenues from managed properties and other costs from managed properties. Compensation expense related to these awards for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Years Ended December 31,
	2012	2011	2010
Stock appreciation rights	$8	$9	$11
Restricted stock units	14	12	8
Performance share units and Performance vested restricted stock	1	1	—

The expected income tax benefit to be realized at the time of vest related to these plans for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Years Ended December 31,
	2012	2011	2010
Stock appreciation rights	$3	$3	$4
Restricted stock units	5	4	3
Performance share units and Performance vested restricted stock	—	—	—

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

The following table sets forth a summary of the SAR grants in 2012, 2011, and 2010:

Grant Date	SARs Granted	Per SAR Value	Vesting Period	Vesting Start Month
March 2012	405,877	$17.29	25% annually	March 2013
March 2011	359,062	19.08	25% annually	March 2012
May 2010	338,326	19.84	25% annually	May 2011
March 2010	386,834	15.93	25% annually	March 2011

The weighted average grant date fair value for the awards granted in 2012, 2011, and 2010 was $17.29, $19.08, and $17.75, respectively.

The fair value of each SAR was estimated based on the date of grant using the Black-Scholes-Merton option-valuation model with the following weighted-average assumptions:

	2012	2011	2010
Exercise Price	$41.29	$41.74	$36.78
Expected Life in Years	6.251	6.251	6.251
Risk-free Interest Rate	1.49%	2.43%	2.72%
Expected Volatility	40.84%	43.39%	45.95%
Annual Dividend Yield	0%	0%	0%

As of December 31, 2012 we used an estimated forfeiture rate of 0% because only a small group of executives received these grants and we have limited historical data on which to base these estimates. We record the compensation expense earned for SARs on a straight-line basis from the date of grant. The exercise price of these SARs was the fair value of our common stock at the grant date, based on a valuation of the Company prior to the IPO, or the closing share price on the date of grant for all 2011 and 2010 grants. Due to a lack of historical exercise information the expected life was estimated based on the midpoint between the vesting period and the contractual life of each SAR, per guidance from the SEC’s Staff Accounting Bulletin No. 107 and No. 110. The risk-free interest rate was based on U.S. Treasury instruments with similar expected life. The expected volatility was estimated using the average implied volatility of exchange-traded options of our major publicly traded competitors. As of the fourth quarter of 2009, the Company changed its methodology for calculating expected volatility from using the average implied volatility to using the average historical volatility of our peer group over a time period consistent with our expected term assumption. During 2012, we began incorporating our limited trading history with our peer group’s history to obtain the expected volatility of our share price.

A summary of employee SAR activity as of December 31, 2012, and changes during 2012, are presented below:

	SAR Units	Weighted Average Exercise Price (in whole dollars)	Weighted Average Contractual Term
Outstanding at December 31, 2011:	2,910,712	$45.17	6.97
Granted	405,877	41.29	9.21
Exercised	67,343	28.45	6.66
Forfeited or canceled	82,384	38.53	8.08

Outstanding at December 31, 2012:	3,166,862	$45.20	6.31
Exercisable as of December 31, 2012:	2,080,183	$48.82	5.40

The total intrinsic value of SARs outstanding at December 31, 2012 was $8 million and the total intrinsic value for exercisable SARs was $5 million as of December 31, 2012.

Restricted Stock Units—Vested RSUs will be settled with a single share of our Class A common stock with the exception of insignificant portions of the March 2012, March 2011, June 2011, and May 2010 awards which will be settled in cash. The value of the RSUs was based upon the fair value of our common stock at the grant date, based upon a valuation of the Company, or the closing stock price of our Class A common stock for the December 2009 award and all 2010, 2011, and 2012 awards. Awards issued prior to our November 2009 IPO are deferred in nature and will be settled once all tranches of the award have fully vested or otherwise as provided in the relevant agreements, while all awards issued in December 2009 and later will be settled as each individual tranche vests under the relevant agreements.

The following table sets forth a summary of the employee RSU grants in 2012, 2011, and 2010:

Grant Date	RSUs	Value	Total Value (in millions)	Vesting Period
December 2012	40,694	$36.86	$1	4 years
October 2012	2,580	38.75	$—	4 years
June 2012	19,787	35.87	$1	4 years
March 2012	444,059	41.29	$18	4 years
September 2011	10,493	33.35	$—	4 years
June 2011	14,124	38.92	$1	2 to 4 years
March 2011	484,685	41.74	$20	4 years
September 2010	20,707	39.84	$1	4 years
May 2010	466,223	40.96	$19	4 years
March 2010	102,252	33.12	$3	4 years

We record compensation expense earned for RSUs on a straight-line basis from the date of grant using an expected forfeiture rate of 5%. In certain situations we also grant cash-settled RSUs which are recorded as a liability instrument. The liability and related expense for granted cash-settled RSUs are insignificant as of and for the period ended December 31, 2012.

A summary of the status of the non-vested employee restricted stock unit awards outstanding under the plan as of December 31, 2012 is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value (in whole dollars)
Nonvested at December 31, 2011:	1,219,136	$39.37
Granted	507,120	40.71
Vested	402,661	42.20
Forfeited or canceled	119,413	38.67

Nonvested at December 31, 2012:	1,204,182	$39.10

As of December 31, 2012, the total intrinsic value of deferred RSUs that vested in 2012 but were not paid out is $5 million. The total intrinsic value of nonvested RSUs as of December 31, 2012 was $46 million.

Performance Share Units and Performance Vested Restricted Stock—The Company has granted to certain executive officers both PSUs, which are restricted stock units, and PSSs, which are performance vested restricted stock. The number of PSUs that will ultimately vest and be paid out in Class A common stock and the number of PSSs that will ultimately vest with no further restrictions on transfer depends upon the performance of the Company at the end of the applicable three year performance period relative to the applicable performance target. During the year ended December 31, 2012, the Company granted to its executive officers a total of 209,569 PSSs, which vest in full if the maximum performance metric is achieved. At the end of the performance period, the PSSs that do not vest will be forfeited. The PSSs had a weighted average grant date fair value of $41.29. The performance period is three years beginning January 1, 2012 and ending December 31, 2014. During the year ended December 31, 2011, the Company granted to its executive officers a target number of PSUs of 99,660 with a weighted average grant date fair value of $41.74. The performance period is a three year period beginning January 1, 2011 and ending December 31, 2013. The PSUs and PSSs will vest at the end of the performance period only if the performance threshold is met; there is no interim performance metric.

During the year ended December 31, 2012, 24,218 PSSs from the March 2012 grant and 11,978 PSUs from the March 2011 grant were forfeited. As of December 31, 2012 the total intrinsic value of nonvested PSUs and PSSs if target performance is achieved was $7 million.

Our total unearned compensation for our stock-based compensation programs as of December 31, 2012 was $13 million for SARs, $31 million for RSUs and $3 million for PSUs and PSSs combined, which will be recorded to compensation expense primarily over the next 4 years with respect to SARs and RSUs, with a limited portion of the RSU awards extending to 9 years, and over the next 2 years with respect to PSUs and PSSs as follows:

	2013	2014	2015	2016	2017+	Total
SARs	$7	$4	$2	$—	$—	$13
RSUs	13	10	6	2	—	31
PSUs and PSSs	2	1	—	—	—	3

Total	$22	$15	$8	$2	$—	$47

19.	RELATED-PARTY TRANSACTIONS

In addition to those included elsewhere in the notes to the consolidated financial statements, related-party transactions entered into by us are summarized as follows:

Investments —We are an investor in certain real estate partnerships that are managed by an affiliate. Generally, we are entitled to a preferred return on these investments, and we retain a small residual ownership interest after our preferred capital balance is repaid. The carrying value of these cost method investments at December 31, 2012 and 2011 is zero and we received $1 million in distributions during the year ended December 31, 2012 and no distributions during the years ended December 31, 2011 and 2010.

In addition, we own a 5% limited partnership interest and limited liability company interests in three privately held investment entities, which invest in life science technology companies and are managed by an affiliate. The carrying value of these cost method investments at December 31, 2012 and 2011 is zero. We received insignificant distributions during the years ended December 31, 2012, 2011, and 2010. The distributions are included in other income (loss), net in our consolidated statements of income.

Leases —Our corporate headquarters have been located at the Hyatt Center in Chicago, Illinois since 2005. The Hyatt Center was owned by a related party until December 20, 2010, when it was sold to an unrelated third party. We recorded, in selling, general and administrative expenses, $9 million in 2010 for rent, taxes and our share of operating expenses and shared facility costs under the lease while the building was owned by a related party. A subsidiary of the Company holds a master lease for a portion of the Hyatt Center and has entered into sublease agreements with certain related parties. During 2012, one of these sublease agreements was amended to reduce the related party’s occupied space; as a result, we received a payment of $4 million, representing the discounted future sublease payments, less furniture and fixtures acquired. During 2011, we agreed to a new sublease agreement with a related party. The new sublease agreement includes sublease income paid to Hyatt that represents market rates, and is less than the rental payments that we are required to make under the master lease, resulting in a $5 million loss on the transaction, which is recorded in other income (loss), net on the consolidated statements of income. Future sublease income for this space from related parties is $11 million.

Legal Services—A partner in a law firm that provided services to us throughout 2012, 2011, and 2010 is the brother-in-law of our Executive Chairman. We incurred legal fees with this firm of $2 million, $2 million, and $4 million, for the years ended December 31, 2012, 2011, and 2010, respectively. Legal fees when expensed are included in selling, general and administrative expenses. As of December 31, 2012 and 2011, we had insignificant amounts due to the law firm.

Gaming—We had a Gaming Space Lease Agreement with HCC Corporation (“HCC”), a related party, whereby it leased approximately 20,990 square feet of space at the Hyatt Regency Lake Tahoe Resort, Spa and Casino, where it operated a casino. In connection with the Gaming Space Lease Agreement, we also provided certain sales, marketing and other general and administrative services to HCC under a Casino Facilities Agreement. In exchange for such services, HCC paid us fees based on the type of services being provided and for complimentary goods and services provided to casino customers. During 2011, the relevant related party agreements terminated. The new agreements for the casino are with an unrelated third party. We received $2 million and $3 million for the years ended December 31, 2011 and 2010, respectively, under the related party agreement.

Other Services—A member of our board of directors is a partner in a firm whose affiliates own hotels from which we recorded management and franchise fees of $7 million, $6 million, and $6 million during the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012 and 2011, we had $1 million in receivables due from these properties.

Equity Method Investments—We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We recorded fees of $37 million, $36 million, and $33 million for the years ended December 31, 2012, 2011, and 2010, respectively, related to these properties. As of both December 31, 2012 and 2011, we had receivables due from these properties of $7 million. In addition, in some cases we provide loans (see Note 7) or guarantees (see Note 16) to these entities.

Our ownership interest in these equity method investments generally varies from 8% to 50%. See Note 3 for further details regarding these investments.

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

Our operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker to assess performance and make decisions regarding the allocation of resources. Our chief operating decision maker is our Chief Executive Officer. Effective October 1, 2012, we realigned our corporate and regional operations to enhance organizational effectiveness and adaptability. The realignment established three new operating segments. The three operating segments are (1) the Americas management and franchising; (2) ASPAC management and franchising; and (3) EAME/SW Asia management. These operating segments, together with our owned and leased hotels, form our reportable segments. Our unallocated corporate overhead, the results of our vacation ownership business and the results of our Hyatt co-branded credit card continue to be reported within corporate and other. We define our reportable segments as follows:

•

Owned and Leased Hotels—This segment derives its earnings from owned and leased hotel properties located predominantly in the United States but also in certain international locations and for purposes of segment Adjusted EBITDA, includes our pro rata share of the Adjusted EBITDA of our unconsolidated hospitality ventures, based on our ownership percentage of each venture.

•

Americas Management and Franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our family of brands to franchisees located in the U.S., Latin America, Canada and the Caribbean. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners and franchisees with no added margin and includes in costs and expenses these reimbursed costs. These costs relate primarily to payroll costs at managed properties where the Company is the employer. These revenues and costs are recorded on the lines other revenues from managed properties and other costs from managed properties, respectively. The intersegment revenues relate to management fees that are collected from the Company’s owned hotels, which are eliminated in consolidation.

•

ASPAC Management and Franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our family of brands to franchisees located in Southeast Asia, as well as China, Australia, South Korea and Japan. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners and franchisees with no added margin and includes in costs and expenses these reimbursed costs. These costs relate primarily to reservations, marketing and IT costs. These revenues and costs are recorded on the lines other revenues from managed properties and other costs from managed properties, respectively. The intersegment revenues relate to management fees that are collected from the Company’s owned hotels, which are eliminated in consolidation.

•

EAME/SW Asia Management—This segment derives its earnings primarily from hotel management of our family of brands located primarily in Europe and the Middle East as well as countries along the Persian Gulf, the Arabian Sea, and India. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners with no added margin and includes in costs and expenses these reimbursed costs. These costs relate primarily to reservations, marketing and IT costs. These revenues and costs are recorded on the lines other revenues from managed properties and other costs from managed properties, respectively. The intersegment revenues relate to management fees that are collected from the Company’s owned hotels, which are eliminated in consolidation.

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

(in millions)	2012	2011	2010
Americas Management and Franchising
Revenues	$1,712	$1,615	$1,484
Intersegment Revenues (a)	81	64	64
Adjusted EBITDA	199	167	145
Depreciation and Amortization	20	13	11
Capital Expenditures	2	—	1

ASPAC Management and Franchising
Revenues	129	113	111
Intersegment Revenues (a)	3	4	3
Adjusted EBITDA	46	40	35
Depreciation and Amortization	1	1	1
Capital Expenditures	1	1	—

EAME/SW Asia Management
Revenues	92	92	91
Intersegment Revenues (a)	14	15	13
Adjusted EBITDA	26	34	31
Depreciation and Amortization	2	2	1
Capital Expenditures	—	2	1

Owned and Leased Hotels
Revenues	2,021	1,879	1,859
Adjusted EBITDA	442	400	356
Depreciation and Amortization	323	282	258
Capital Expenditures	283	321	304

Corporate and other
Revenues	93	82	62
Adjusted EBITDA (b)	(107)	(103)	(91)
Depreciation and Amortization	7	7	8
Capital Expenditures	15	7	4

Eliminations (a)
Revenues	(98)	(83)	(80)
Adjusted EBITDA	—	—	—
Depreciation and Amortization	—	—	—
Capital Expenditures	—	—	—

TOTAL
Revenues	$3,949	$3,698	$3,527
Adjusted EBITDA	606	538	476
Depreciation and Amortization	353	305	279
Capital Expenditures	301	331	310

(a)	Intersegment revenues are included in the segment revenue totals and eliminated in Eliminations.
(b)	The year ended December 31, 2010 includes a favorable settlement of approximately $8 million for a construction dispute at one of our vacation ownership properties.

The table below shows summarized consolidated balance sheet information by segment:

Total Assets

	December 31, 2012	December 31, 2011
Americas Management and Franchising	$470	$392
ASPAC Management and Franchising	95	96
EAME/SW Asia Management	63	53
Owned and Leased Hotels	4,952	4,825
Corporate and other	2,060	2,141

TOTAL	$7,640	$7,507

The following table presents revenues and long-lived assets by geographical region:

	2012	2011	2010
Revenues:
United States	$3,140	$2,911	$2,802
All Foreign	809	787	725

Total	$3,949	$3,698	$3,527

	December 31, 2012	December 31, 2011
Long-Lived Assets:
United States	$3,395	$3,548
All Foreign	1,265	956

Total	$4,660	$4,504

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
Adjusted EBITDA	$606	$538	476
Equity earnings (losses) from unconsolidated hospitality ventures	(22)	4	(40)
Gains (losses) on sales of real estate	—	(2)	26
Asset impairments	—	(6)	(44)
Other income (loss), net	7	(11)	71
Discontinued operations, net of tax	—	—	4
Net loss attributable to noncontrolling interests	1	2	11
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(73)	(78)	(68)

EBITDA	519	447	436
Depreciation and amortization	(353)	(305)	(279)
Interest expense	(70)	(57)	(54)
(Provision) benefit for income taxes	(8)	28	(37)

Net income attributable to Hyatt Hotels Corporation	$88	$113	$66

21.	EARNINGS PER SHARE

The calculation of basic and diluted earnings per share including a reconciliation of the numerator and denominator are as follows:

	Years Ended December 31,
	2012	2011	2010
Numerator:
Income from continuing operations	$87	$111	$51
Income from discontinued operations	—	—	4
Net income	$87	$111	$55
Net loss attributable to noncontrolling interests	$1	$2	$11

Net income attributable to Hyatt Hotels Corporation	$88	$113	$66

Denominator:
Basic weighted average shares outstanding:	165,017,485	168,761,751	174,115,200
Share-based compensation	359,843	478,696	239,002

Diluted weighted average shares outstanding	165,377,328	169,240,447	174,354,202

Basic Earnings Per Share:
Income from continuing operations	$0.53	$0.66	$0.29
Income from discontinued operations	—	—	0.03
Net income	$0.53	$0.66	$0.32
Net loss attributable to noncontrolling interests	—	0.01	0.06

Net income attributable to Hyatt Hotels Corporation	$0.53	$0.67	$0.38

Diluted Earnings Per Share:
Income from continuing operations	$0.53	$0.66	$0.29
Income from discontinued operations	—	—	0.03
Net income	$0.53	$0.66	$0.32
Net loss attributable to noncontrolling interests	—	0.01	0.06

Net income attributable to Hyatt Hotels Corporation	$0.53	$0.67	$0.38

The computations of diluted net income per share for the years ended December 31, 2012, 2011 and 2010 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs, and RSUs because they are anti-dilutive.

	Years Ended December 31,
	2012	2011	2010
Stock-settled SARs	13,200	48,900	59,100
RSUs	3,300	1,400	676,500

22.	OTHER INCOME (LOSS), NET

Other income (loss), net includes interest income, gains (losses) on other marketable securities (see Note 4), foreign currency gains (losses) on foreign currency exchange rate instruments (see Note 12), impairment of held-to-maturity investment, provisions on hotel loans (see Note 7), costs incurred as part of our Company’s realignment (which include employee separation costs, consulting fees, and legal fees), gain on extinguishment of debt (see Notes 8 and 10), and transaction costs incurred to acquire hotels and other assets (see Note 8). The impairment of our held-to-maturity investment represents the entire balance related to a credit loss, as we do not expect to recover any amount based on cash flow projections. The table below provides a reconciliation of the components in other income (loss), net, for the years ended December 31, 2012, 2011 and 2010, respectively:

	For the years ended December 31,
	2012	2011	2010
Interest income	$23	$23	$21
Gains (losses) on other marketable securities	17	(13)	19
Impairment of held-to-maturity investment	(4)	—	—
Foreign currency losses	(3)	(5)	(3)
Provisions on hotel loans	(4)	(4)	(1)
Realignment costs	(21)	—	—
Gain on extinguishment of debt	—	—	35
Transaction costs	(2)	(5)	—
Other	1	(7)	—

Other income (loss), net	$7	$(11)	$71

23.	SUBSEQUENT EVENT

In 2012, the Company entered into an agreement with a third party in which we committed to enter into management agreements for four hotels in France subject to the purchase of these hotels by the third party. In connection with the management of the hotels, we also agreed to enter into a performance guarantee for the first seven years of the management agreements. In January 2013, the third party acquired the hotels and we entered into the management agreements and related performance guarantee. We expect to begin managing the hotel properties in the second quarter of 2013. In connection with the inception of the performance guarantee we will recognize a liability for the fair value of our guarantee obligation within other long term liabilities on our consolidated balance sheets, with an offsetting intangible asset. The fair value of the guarantee liability and offsetting intangible asset is estimated to be approximately €90 million or $122 million as of February 1, 2013. The performance guarantee does not have an annual cap and the maximum total commitment under the performance guarantees is €377 million or $511 million as of February 1, 2013.

24.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

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

	For the three months ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Consolidated statements of income data:
Owned and leased hotel revenues	$517	$503	$528	$473	$493	$470	$484	$432
Management and franchise fee revenues	80	68	80	79	77	66	75	70
Other revenues	19	22	20	17	17	18	17	14
Other revenues from managed properties (1)	384	384	386	389	403	343	360	359

Total revenues	1,000	977	1,014	958	990	897	936	875

Direct and selling, general, and administrative expenses	961	937	941	951	962	844	881	858
Income from continuing operations	15	23	39	10	52	13	36	10
Net income attributable to Hyatt Hotels Corporation (2) (3)	16	23	39	10	52	14	37	10

Income from continuing operations per common share, basic	$0.09	$0.14	$0.24	$0.06	$0.31	$0.08	$0.21	$0.06
Income from continuing operations per common share, diluted	$0.09	$0.14	$0.24	$0.06	$0.31	$0.08	$0.21	$0.06

(1)	Represents revenues that we receive from third-party property owners who reimburse us for costs that we incur on their behalf, with no added margin. These costs relate primarily to payroll at managed properties where we are the employer. As a result, these revenues have no effect on our profit, although they do increase our total revenues and the corresponding costs increase our total expenses. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal Factors Affecting Our Results of Operations—Revenues.”
(2)	Net income attributable to Hyatt Hotels Corporation in the fourth quarter of 2012 includes impairment charges of $22 million, of which $18 million is recorded in equity earnings (losses) from unconsolidated hospitality ventures and relates to our interest in two hospitality ventures, and $4 million is recorded in other income (loss), net and relates to a held-to-maturity investment.
(3)	Net income attributable to Hyatt Hotels Corporation in the fourth quarter of 2011 includes a $28 million benefit for income taxes primarily due to foreign tax credits generated by a deemed distribution from foreign subsidiaries and a settlement of tax issues in foreign jurisdictions.

HYATT HOTELS CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2012, 2011, and 2010

(In millions)

	Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Revenues, Costs and Expenses	Additions Charged to Other Accounts		Deductions		Balance at End of Period
Year Ended December 31, 2012:
Trade receivables—allowance for doubtful accounts	$10	$5	$—		$(4)		$11
Notes receivable—allowance for losses	90	19	—		(10)		99
Deferred tax asset—valuation allowance	83	1	—		(62	)A	22

Year Ended December 31, 2011:
Trade receivables—allowance for doubtful accounts	15	4	—		(9)		10
Notes receivable—allowance for losses	82	16	—		(8)		90
Deferred tax asset—valuation allowance	96	—	—		(13	)A	83

Year Ended December 31, 2010:
Trade receivables—allowance for doubtful accounts	12	6	—		(3)		15
Notes receivable—allowance for losses	74	11	3	B	(6)		82
Deferred tax asset—valuation allowance	100	—	—		(4)		96

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

(File No. 333-161068) filed with the Securities and Exchange Commission on November 2, 2009)

3.2	Certificate of Retirement of 38,000,000 Shares of Class B Common Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 17, 2009)

3.3	Certificate of Retirement of 539,588 Shares of Class B Common Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 16, 2010)

3.4	Certificate of Retirement of 8,987,695 Shares of Class B Common Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 18, 2011)

3.5	Certificate of Retirement of 863,721 Shares of Class B Common Stock (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 001-34521) filed with the Securities and Exchange Commission on February, 16, 2012)

3.6	Certificate of Retirement of 1,000,000 Shares of Class B Common Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 28, 2012)

3.7	Certificate of Retirement of 1,623,529 Shares of Class B Common Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 18, 2012)

3.8	Certificate of Retirement of 1,556,713 Shares of Class B Common Stock

3.9	Amended and Restated Bylaws of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 1, 2009)

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 1, 2009)

4.2	Registration Rights Agreement, dated as of August 28, 2007, as amended, by and among Global Hyatt Corporation, Madrone GHC, LLC, Lake GHC, LLC, Shimoda GHC, LLC, GS Sunray Holdings, L.L.C., GS Sunray Holdings Subco I, L.L.C., GS Sunray Holdings Subco II, L.L.C.,
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

Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on November 3, 2010)

+10.7	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.8	Form of Special Cash Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.9	Form of 2008 Special Restricted Stock Unit Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.10	Form of Special Restricted Stock Unit Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.11	Form of 2008 Restricted Stock Unit Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.12	Form of 2009 Restricted Stock Unit Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.13	Amendment to Hyatt Hotels Corporation Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on November 3, 2010)

+10.14	Form of Restricted Stock Unit Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on November 3, 2010)

+10.15	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 001-34521) filed with the Securities and Exchange Commission on April 13, 2012)

+10.16	Second Amendment to Hyatt Hotels Corporation Special Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on November 3, 2010)

+10.17	Second Amendment to Hyatt Hotels Corporation Special Restricted Stock Unit Award Agreement (with Mark S. Hoplamazian) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on November 3, 2010)

+10.18	Amendment to Hyatt Hotels Corporation 2008 and 2009 Restricted Stock Unit Award Agreements, dated December 17, 2010 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34521) filed with the SEC on February 17, 2011)

Exhibit Number	Exhibit Description
+10.19	Restricted Stock Unit Agreement, dated as of December 18, 2006, between Global Hyatt Corporation and Mark S. Hoplamazian (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.20	Form of 2006 Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.21	Form of 2007 Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.22	Form of 2008 Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.23	Form of 2009 Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.24	Form of Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-34521) filed with the Securities and Exchange Commission on February 25, 2010)

+10.25	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 21, 2011)

+10.26	Amended and Restated Hyatt Hotels Corporation Deferred Compensation Plan for Directors, dated as of December 10, 2009 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-34521) filed with the Securities and Exchange Commission on February 25, 2010)

+10.27	First Amendment to the Hyatt Hotels Corporation Deferred Compensation Plan for Directors, dated December 17, 2010 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34521) filed with the SEC on February 17, 2011)

+10.28	Hyatt Hotels Corporation Amended and Restated Summary of Non-Employee Director Compensation (June 2011) (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34521) filed with the Securities and Exchange Commission on August 2, 2011)

+10.29	Employment Letter, dated as of December 12, 2012, between Hyatt Hotels Corporation and Mark S. Hoplamazian (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 14, 2012)

+10.30	Employment Letter, dated as of July 31, 2012, between Hyatt Hotels Corporation and Gebhard F. Rainer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 1, 2012

+10.31	Employment Letter, dated as of December 12, 2012, between Hyatt Hotels Corporation and Thomas J. Pritzker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 14, 2012)

Exhibit Number	Exhibit Description
+10.32	Employment Letter, dated as of May 3, 2007, between Hyatt Hotels Corporation and Stephen Haggerty (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on August 5, 2010)

+10.33	Letter Agreement, dated as of December 28, 2012, between Hyatt Hotels Corporation and Stephen Haggerty

+10.34	Transition Agreement, dated as of May 1, 2012, between Hyatt Hotels Corporation and Harmit J. Singh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 3, 2012)

+10.35	Hyatt Hotels Corporation Executive Officer Change in Control Plan and Summary Plan Description (incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

+10.36	First Amendment to the Hyatt Hotels Corporation Executive Change in Control Plan, dated December 17, 2010 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on February 17, 2011)

+10.37	Hyatt Hotels Corporation Corporate Office Severance Plan and Summary Plan Description (incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

+10.38	First Amendment to the Hyatt Hotels Corporation Corporate Office Severance Plan, dated December 17, 2010 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on February 17, 2011)

+10.39	Hyatt Hotels Corporation Executive Incentive Plan (incorporated by reference to Exhibit 10.49 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

+10.40	Hyatt International Hotels Retirement Plan (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on November 2, 2009)

+10.41	Amendment to Hyatt International Corporation Restricted Deferred Incentive Compensation Plan II, Hyatt Hotels Amended and Restated Deferred Incentive Plan and Hyatt International Hotels Retirement Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on May 6, 2010)

+10.42	Amended and Restated Hyatt Corporation Deferred Compensation Plan, effective May 3, 2010 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-165384) filed with the Securities and Exchange Commission on March 10, 2010)

+10.43	First Amendment to the Amended and Restated Hyatt Corporation Deferred Compensation Plan, effective May 3, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on May 6, 2010)

+10.44	Second Amendment to the Amended and Restated Hyatt Corporation Deferred Compensation Plan, effective September 30, 2010 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 001-34521) filed with the Securities and Exchange Commission on February, 16, 2012)

Exhibit Number	Exhibit Description
+10.45	Hyatt Hotels Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-34521) filed with the Securities and Exchange Commission on April 21, 2010)

+10.46	First Amendment to the Hyatt Hotels Corporation Employee Stock Purchase Plan, dated March 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-34521) filed with the Securities and Exchange Commission on May 3, 2012)

10.47	Amended and Restated Office Lease, dated as of June 15, 2004, as amended, between Hyatt Corporation and FrankMon LLC (as of December 20, 2010, FrankMon LLC transferred ownership interest to 71 South Wacker Drive LLC) (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.48	Sublease Agreement, dated as of June 15, 2004, as amended, between Hyatt Corporation and Pritzker Realty Group, L.P. (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.49	Sublease Agreement, dated as of June 15, 2004, as amended, between Hyatt Corporation and The Pritzker Organization, L.L.C. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.50	Fifth Amendment to Sublease, dated as of November 2, 2011, between Hyatt Corporation and The Pritzker Organization, L.L.C. (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 001-34521) filed with the Securities and Exchange Commission on February 16, 2012)

10.51	Sixth Amendment to Sublease, dated as of June 12, 2012, between Hyatt Corporation and The Pritzker Organization, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-34521) filed with the Securities and Exchange Commission on August 1, 2012)

10.52	Sublease Agreement, dated as of June 15, 2004, as amended, between Hyatt Corporation and H Group Holding, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.53	Fourth Amendment to Sublease, dated as of March 20, 2012, between Hyatt Corporation and H Group Holding, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-34521) filed with the Securities and Exchange Commission on May 3, 2012)

10.54	Sublease Termination Agreement, dated as of December 31, 2012, between Hyatt Corporation and H Group

10.55	Sublease Agreement, dated as of June 15, 2004, as amended, between Hyatt Corporation and CC-Development Group, Inc. (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.56	Third Amendment to Sublease, dated as of February 22, 2012, between Hyatt Corporation and CC-Development Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-34521) filed with the Securities and Exchange Commission on May 3, 2012)

Exhibit Number	Exhibit Description
10.57	Agreement Regarding Allocation of Certain Office Costs Relating to Thomas J. Pritzker in his role as Executive Chairman of Hyatt Hotels Corporation, dated as of February 14, 2012, between Hyatt Corporation and The Pritzker Organization, L.L.C. (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 001-34521) filed with the Securities and Exchange Commission on February, 16, 2012)

10.58	Omnibus Office Services Agreement, dated as of August 3, 2006, between Global Hyatt Corporation, Pritzker Realty Group, L.P., CC-Development Group, H Group Holding, Inc., The Pritzker Organization, L.L.C., Pritzker Family Office, L.L.C. and Pritzker Realty Group, L.P. and others party thereto (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.59	Time Sharing Agreement, dated as of July 1, 2009 among Navigator Investments, L.L.C. and Global Hyatt Corporation (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.60	Amended and Restated Gaming Space Lease Agreement, dated as of December 21, 2009, between Hyatt Equities, L.L.C. and HCC Corporation (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-34521) filed with the Securities and Exchange Commission on February 25, 2010)

10.61	Casino Facilities Agreement, dated as of June 30, 2004, between Hyatt Corporation and HCC Corporation (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

10.62	Master (Permanent) Non-Gaming Services Agreement, dated as of July 19, 2002, between Hyatt Corporation and Falls Management Company (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

10.63	Consulting Agreement, dated as of September 1, 1997, as amended, between Hyatt Aruba, N.V. and Hyatt Gaming Management, Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

10.64	Letter regarding Termination of Omnibus Office Services Agreement, dated as of January 12, 2012, by Pritzker Realty Group, L.P. (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 001-34521) filed with the Securities and Exchange Commission on February 16, 2012)

10.65	Letter regarding employee benefit administration dated as of February 12, 2008, by Hyatt Gaming Management, Inc. (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.66	Employee Benefits and Other Employment Matters Allocation and Separation Agreement, dated as of July 1, 2004, among Hyatt Corporation, Hyatt Gaming Management, Inc., H Group Holding, Inc., HCC Corporation and Grand Victoria Casino & Resort, L.P. (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.67	Letter regarding indemnification of Hyatt Corporation by SMG, dated as of June 14, 2007 (incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

Exhibit Number	Exhibit Description
10.68	Letter regarding indemnification of Hyatt Corporation by Aramark Corporation, dated as of June 14, 2007 (incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.69	Tax Separation Agreement, dated as of June 30, 2004, as amended, among H Group Holding, Inc., Hyatt Corporation, CC-Development Group, Inc. and each of their respective direct and indirect Subsidiaries (incorporated by reference to Exhibit 10.42 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 1, 2009)

10.70	Second Amended and Restated Limited Liability Company Agreement of W2007 Waikiki Holdings, L.L.C., dated as of October 9, 2009 (incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 15, 2009)

10.71	Senior Loan Agreement, dated as of July 16, 2008, between W2007 WKH Senior Borrower, LLC and SDI, Inc. (incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 15, 2009)

10.72	Amended and Restated Credit Agreement, dated as of September 9, 2011, among Hyatt Hotels Corporation, as Borrower, certain subsidiaries of Hyatt, as Guarantors, various Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Book Runners, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Deutsche Bank Securities, Inc., as Co-Lead Arrangers, and JPMorgan Chase Bank, N.A., Deutsche Bank Securities, Inc. and Suntrust Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 9, 2011)

10.73	Joinder Agreement and First Amendment to Credit Agreement, dated as of January 13, 2012, by and among Hyatt Hotels Corporation (“HHC”), Hotel Investors I, Inc., certain subsidiaries of HHC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 001-34521) filed with the Securities and Exchange Commission on February 16, 2012)

10.74

Form of Franchise Agreement with Hyatt Place Franchising, L.L.C., as amended (incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-1

(File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.75	Purchase and Sale Agreement, dated as of May 15, 2011, between Hyatt Hotels Corporation and Lewis M. Linn and CIBC Trust Company (Bahamas) Limited, in their capacity as trustees of certain trusts for the benefit of Anthony N. Pritzker and certain of his lineal descendants (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 16, 2011)

10.76	Purchase and Sale Agreement, dated as of May 15, 2011, between Hyatt Hotels Corporation and Lewis M. Linn, in his capacity as trustee of certain trusts for the benefit of Anthony N. Pritzker and certain of his lineal descendants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 16, 2011)

Exhibit Number	Exhibit Description
10.77	Purchase and Sale Agreement, dated as of May 15, 2011, between Hyatt Hotels Corporation and Thomas J. Muenster, in his capacity as trustee of certain trusts for the benefit of Jay Robert Pritzker and certain of his lineal descendants (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 16, 2011)

10.78	Purchase and Sale Agreement, dated as of May 15, 2011, between Hyatt Hotels Corporation and Charles E. Dobrusin and Harry B. Rosenberg, in their capacity as trustees of certain trusts for the benefit of James N. Pritzker and certain of his lineal descendants (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 16, 2011)

10.79	Purchase and Sale Agreement, dated as of May 15, 2011, between Hyatt Hotels Corporation and Mary Parthe, in her capacity as trustee of certain trusts for the benefit of Tal Pritzker (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 16, 2011)

10.80	Purchase and Sale Agreement, dated as of May 15, 2011, between Hyatt Hotels Corporation and J.P. Morgan Trust Company (Bahamas) Limited, in its capacity as trustee of certain trusts for the benefit of James N. Pritzker and certain of his lineal descendants (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 16, 2011)

10.81	Amended and Restated Asset Purchase Agreement, dated as of August 23, 2011, between LodgeWorks, L.P., Sierra Suites Franchise, L.P., the other seller parties thereto, and Hyatt Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 24, 2011)

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

14.1	Code of Business Conduct and Ethics

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Global Hyatt Agreement, dated as of October 1, 2009, by and among Thomas J. Pritzker, Marshall E. Eisenberg and Karl J. Breyer, solely in their capacity as co-trustees, and each signatory thereto

99.2	Amended and Restated Foreign Global Hyatt Agreement, dated as of October 1, 2009, by and among each signatory thereto

99.3	Disclosure required pursuant to Section 13(r) of the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

Exhibit Number	Exhibit Description
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this annual report.