Form 10-K/A
period 2012-12-31
Hyatt Hotels Corp
filed 2013-04-18
CIK 1468174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K/A incorporates by reference portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be held on June 10, 2013.

Explanatory Note

This Form 10-K/A is being filed to correct an administrative error in the table included under Item 6, “Selected Financial Data” in the Annual Report on Form 10-K of Hyatt Hotels Corporation (the “Company”) for the year ended December 31, 2012 (the “Form 10-K”) related to the selected financial data for the consolidated statements of income (loss) data for the years 2008 and 2009 and for the consolidated balance sheet data for the years 2008, 2009 and 2010. Specifically, the columns in the consolidated statements of income (loss) data table for the years ended December 31, 2009 and 2008 inadvertently presented the data for 2008 and 2007, respectively, and the columns in the consolidated balance sheet data table for the periods as of December 31, 2010, 2009 and 2008 inadvertently presented the data for 2009, 2008 and 2007, respectively. These amounts previously were reported correctly in all prior Annual Reports on Form 10-K of the Company for 2009 through 2011, where applicable.

No changes have been made to any other amounts previously reported under Item 6 or to any other financial information included in the original Form 10-K. Except as identified in the immediately preceding paragraph, no other items included in the original Form 10-K have been amended. Additionally, this Amendment on Form 10-K/A is presented as of the date of the original Form 10-K and does not purport otherwise to update the original Form 10-K or to discuss any developments subsequent to the filing of the original Form 10-K.

Item 6 of the Form 10-K is amended to read in its entirety as follows:

Item 6. Selected Financial Data

We derived the selected consolidated statements of income data for the years ended December 31, 2012, 2011 and 2010 and the selected consolidated balance sheet data as of December 31, 2012 and December 31, 2011 from our audited consolidated financial statements included in this annual report. We derived the selected consolidated statements of income (loss) data for the years ended December 31, 2009 and 2008 and the selected consolidated balance sheet data as of December 31, 2010, 2009 and 2008 from our previously audited consolidated financial statements which are not included in this annual report. Our historical results are not necessarily indicative of the results expected for any future period.

You should read the selected historical financial data together with the consolidated financial statements and related notes appearing in this annual report, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this annual report.

	Year Ended December 31,
(in millions, except per share data)	2012	2011	2010	2009	2008
Consolidated statements of income (loss) data:
Owned and leased hotel revenues	$2,021	$1,879	$1,859	$1,780	$2,137
Management and franchise fee revenues	307	288	255	223	290
Other revenues	78	66	45	49	83
Other revenues from managed properties (1)	1,543	1,465	1,368	1,278	1,325

Total revenues	3,949	3,698	3,527	3,330	3,835

Direct and selling, general, and administrative expenses	3,790	3,545	3,419	3,281	3,470
Income (loss) from continuing operations	87	111	51	(43)	115
Net loss (income) attributable to noncontrolling interests	1	2	11	3	(2)
Net income (loss) attributable to Hyatt Hotels Corporation	88	113	66	(43)	168

Income (loss) from continuing operations per common share, basic and diluted (2)	$0.53	$0.66	$0.29	$(0.28)	$0.90

	As of December 31,
(in millions)	2012	2011	2010	2009	2008
Consolidated balance sheet data:
Cash and cash equivalents	$413	$534	$1,110	$1,327	$428
Total current assets	1,758	1,591	2,165	2,009	1,081
Property and equipment, net	4,139	4,043	3,453	3,585	3,471
Intangibles, net	388	359	280	284	256
Total assets	7,640	7,507	7,243	7,155	6,119

Total current liabilities	618	568	596	495	653
Long-term debt	1,229	1,221	714	840	1,209
Other long-term liabilities	962	890	802	780	665
Total liabilities	2,809	2,679	2,112	2,115	2,527
Total stockholders’ equity	4,821	4,818	5,118	5,016	3,564

Total liabilities and equity	$7,640	$7,507	$7,243	$7,155	$6,119

(1)	Represents revenues that we receive from third-party property owners who reimburse us for costs that we incur on their behalf, with no added margin. These costs relate primarily to payroll at managed properties where we are the employer. As a result, these revenues have no effect on our profit, although they do increase our total revenues and the corresponding costs increase our total expenses. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal Factors Affecting Our Results of Operations—Revenues.”
(2)	All per share amounts reflect a one-for-two reverse split of our common stock effected on October 14, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYATT HOTELS CORPORATION

By:	/s/ Mark S. Hoplamazian

Mark S. Hoplamazian
President and Chief Executive Officer

Date: April 17, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002