Form 10-Q
period 2013-03-31
Hyatt Hotels Corp
filed 2013-05-01
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 26, 2013, there were 46,014,352 shares of the registrant’s Class A common stock, $0.01 par value, outstanding and 115,434,342 shares of the registrant’s Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.
HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
REVENUES:
Owned and leased hotels	$492	$473
Management and franchise fees	75	79
Other revenues	20	17
Other revenues from managed properties	388	389
Total revenues	975	958
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	391	377
Depreciation and amortization	88	86
Other direct costs	7	6
Selling, general, and administrative	84	93
Other costs from managed properties	388	389
Direct and selling, general, and administrative expenses	958	951
Net gains and interest income from marketable securities held to fund operating programs	10	14
Equity losses from unconsolidated hospitality ventures	(1)	(1)
Interest expense	(17)	(18)
Asset impairments	(8)	—
Other income, net	2	12
INCOME BEFORE INCOME TAXES	3	14
(PROVISION) BENEFIT FOR INCOME TAXES	5	(4)
NET INCOME	8	10
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$8	$10
EARNINGS PER SHARE - Basic
Net income	$0.05	$0.06
Net income attributable to Hyatt Hotels Corporation	$0.05	$0.06
EARNINGS PER SHARE - Diluted
Net income	$0.05	$0.06
Net income attributable to Hyatt Hotels Corporation	$0.05	$0.06
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Net income	$8	$10
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of income tax of $- in 2013 and 2012	(2)	18
Unrealized gains on available for sale securities, net of income tax of $- and $1 in 2013 and 2012, respectively	—	2
Other comprehensive income (loss)	(2)	20
COMPREHENSIVE INCOME	6	30
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$6	$30
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except per share amounts)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$330	$413
Restricted cash	94	72
Short-term investments	457	514
Receivables, net of allowances of $12 and $11 at March 31, 2013 and December 31, 2012, respectively	572	531
Inventories	77	80
Prepaids and other assets	76	83
Prepaid income taxes	26	12
Deferred tax assets	60	19
Assets held for sale	4	34
Total current assets	1,696	1,758
Investments	332	293
Property and equipment, net	4,148	4,139
Financing receivables, net of allowances	125	126
Goodwill	144	133
Intangibles, net	499	388
Deferred tax assets	137	183
Other assets	641	620
TOTAL ASSETS	$7,722	$7,640
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$14	$4
Accounts payable	119	138
Accrued expenses and other current liabilities	337	338
Accrued compensation and benefits	113	137
Liabilities held for sale	—	1
Total current liabilities	583	618
Long-term debt	1,228	1,229
Other long-term liabilities	1,097	962
Total liabilities	2,908	2,809
Commitments and contingencies (see Note 11)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of March 31, 2013 and December 31, 2012	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 46,366,169 outstanding and 46,402,442 issued at March 31, 2013, Class B common stock, $0.01 par value per share, 447,428,754 shares authorized, 115,434,342 shares issued and outstanding at March 31, 2013 and Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 46,631,778 outstanding and 46,668,051 issued at December 31, 2012, Class B common stock, $0.01 par value per share, 448,985,467 shares authorized 115,434,342 shares issued and outstanding at December 31, 2012	2	2
Additional paid-in capital	3,240	3,263
Retained earnings	1,613	1,605
Treasury stock at cost, 36,273 shares at March 31, 2013 and December 31, 2012	(1)	(1)
Accumulated other comprehensive loss	(50)	(48)
Total stockholders’ equity	4,804	4,821
Noncontrolling interests in consolidated subsidiaries	10	10
Total equity	4,814	4,831
TOTAL LIABILITIES AND EQUITY	$7,722	$7,640
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8	$10
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88	86
Deferred income taxes	(2)	4
Asset impairments	8	—
Equity losses from unconsolidated hospitality ventures, including distributions received	7	5
Foreign currency losses	2	—
Net unrealized gains from other marketable securities	—	(8)
Working capital changes and other	(84)	(36)
Net cash provided by operating activities	27	61
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(31)	(19)
Proceeds from marketable securities and short-term investments	77	110
Contributions to investments	(36)	(22)
Acquisitions, net of cash acquired	(85)	—
Capital expenditures	(43)	(95)
Proceeds from sale of assets held for sale	36	—
Proceeds from sale of assets held for sale transferred to escrow as restricted cash	(23)	—
Increase in restricted cash - investing	(8)	(10)
Other investing activities	10	(13)
Net cash used in investing activities	(103)	(49)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	11	—
Repurchase of common stock	(27)	—
Other financing activities	(2)	—
Net cash used in financing activities	(18)	—
EFFECT OF EXCHANGE RATE CHANGES ON CASH	11	(4)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(83)	8
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	413	534
CASH AND CASH EQUIVALENTS—END OF PERIOD	$330	$542
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$30	$30
Cash paid during the period for income taxes	$18	$8
Non-cash investing activities are as follows:
Non-cash contract acquisition costs (see Note 7)	$115	$—
Change in accrued capital expenditures	$2	$(34)

See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)

1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries ("Hyatt Hotels Corporation") provide hospitality services on a worldwide basis through the management, franchising and ownership of hospitality related businesses. As of March 31, 2013, we operated or franchised 254 full service, Hyatt-branded hotels, consisting of 104,463 rooms throughout the world. We hold ownership interests in certain of these hotels. As of March 31, 2013, we operated or franchised 229 select service, Hyatt-branded hotels with 30,523 rooms, of which 227 hotels are located in the United States. We operate these hotels in 46 countries throughout the world. We hold ownership interests in certain of these hotels. We develop, operate, manage, license or provide services to Hyatt-branded timeshare, fractional and other forms of residential or vacation properties.
As used in these Notes and throughout this Quarterly Report on Form 10-Q, the terms "Company," "HHC," "we," "us," or "our" mean Hyatt Hotels Corporation and its consolidated subsidiaries.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. As a result, this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the "2012 Form 10-K").
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

2.    RECENTLY ISSUED ACCOUNTING STANDARDS
Adopted Accounting Standards
In December 2011, the Financial Accounting Standards Board ("FASB") released Accounting Standards Update No. 2011-10 ("ASU 2011-10"), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sales (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. The adoption of ASU 2011-10 did not materially impact our condensed consolidated financial statements.
In December 2011, the FASB released Accounting Standards Update No. 2011-11 ("ASU 2011-11"), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and in January 2013 the FASB released Accounting Standards Update No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires companies to provide new disclosures about offsetting and related arrangements for financial instruments and derivatives. ASU 2013-01 clarified the scope of ASU 2011-11. The provisions of ASU 2011-11 and ASU 2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and are required to be applied retrospectively. The adoption of ASU 2011-11 and ASU 2013-01 did not materially impact our condensed consolidated financial statements.
In July 2012, the FASB released Accounting Standards Update No. 2012-02 ("ASU 2012-02"), Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 gives companies the option to perform a qualitative assessment before calculating the fair value of the indefinite-lived intangible asset. Under the guidance in ASU 2012-02, if this option is selected, a company is not required to calculate the fair value of the indefinite-lived intangible unless the entity determines it is more likely than not that its fair value is less than its carrying amount. The provisions of ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, but early adoption was permitted. The adoption of ASU 2012-02 did not materially impact our condensed consolidated financial statements.
In February 2013, the FASB released Accounting Standards Update No. 2013-02 ("ASU 2013-02"), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. The provisions of ASU 2013-02 are effective for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 resulted in additional disclosure within our equity footnote.

Future Adoption of Accounting Standards

In February 2013, the FASB released Accounting Standards Update No. 2013-04 ("ASU 2013-04"), Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The provisions of ASU 2013-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. When adopted, ASU 2013-04 is not expected to materially impact our condensed consolidated financial statements.

In March 2013, the FASB released Accounting Standards Update No. 2013-05 ("ASU 2013-05"), Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force). ASU 2013-05 requires that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. The provisions of ASU 2013-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. When adopted, ASU 2013-05 is not expected to materially impact our condensed consolidated financial statements.

3.    EQUITY AND COST METHOD INVESTMENTS
We have investments that are recorded under both the equity and cost methods of accounting. These investments are considered to be an integral part of our business and are strategically and operationally important to our overall results. Our equity and cost method investment balances recorded at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Equity method investments	$261	$222
Cost method investments	71	71
Total investments	$332	$293

During the three months ended March 31, 2013, we increased our investment in a hospitality venture by $22 million, which is classified as an equity method investment, to develop, own and operate a hotel property in the state of Hawaii.
Income from cost method investments included in our condensed consolidated statements of income for the three months ended March 31, 2013 and 2012 was insignificant.

The following table presents summarized financial information for all unconsolidated ventures in which we hold an investment that is accounted for under the equity method.

	Three Months Ended March 31,
	2013	2012
Total revenues	$226	$243
Gross operating profit	74	71
Income (loss) from continuing operations	3	(2)
Net income (loss)	3	(2)

4.    FAIR VALUE MEASUREMENT
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). GAAP establishes a valuation hierarchy for prioritizing the inputs that places greater emphasis on the use of observable market inputs and less emphasis on unobservable inputs. When determining fair value, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of the hierarchy are as follows:
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2013 and December 31, 2012, we had the following financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	$95	$95	$—	$—
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	291	291	—	—
Equity securities	10	10	—	—
U.S. government obligations	116	—	116	—
U.S. government agencies	54	—	54	—
Corporate debt securities	500	—	500	—
Mortgage-backed securities	23	—	23	—
Asset-backed securities	12	—	12	—
Municipal and provincial notes and bonds	14	—	14	—
Derivative instruments
Interest rate swaps	1	—	1	—
Foreign currency forward contracts	—	—	—	—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	$117	$117	$—	$—
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	275	275	—	—
Equity securities	10	10	—	—
U.S. government obligations	111	—	111	—
U.S. government agencies	68	—	68	—
Corporate debt securities	540	—	540	—
Mortgage-backed securities	22	—	22	—
Asset-backed securities	10	—	10	—
Municipal and provincial notes and bonds	15	—	15	—
Derivative instruments
Interest rate swaps	1	—	1	—
Foreign currency forward contracts	(1)	—	(1)	—
During the three months ended March 31, 2013 and March 31, 2012, there were no transfers between levels of the fair value hierarchy. Our policy is to recognize transfers in and transfers out as of the end of each quarterly reporting period.

Marketable Securities
Our portfolio of marketable securities consists of various types of U.S. Treasury securities, mutual funds, common stock, and fixed income securities, including government agencies, municipal, provincial and corporate bonds. The fair value of our mutual funds and certain equity securities were classified as Level One as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The remaining securities were classified as Level Two due to the use and weighting of multiple market inputs being considered in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities.
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
Included in our portfolio of marketable securities are investments in debt and equity securities classified as available for sale. At March 31, 2013 and December 31, 2012 these were as follows:

	March 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate debt securities	$400	$8	$(8)	$400
U.S. government agencies and municipalities	17	—	—	17
Equity securities	9	1	—	10
Total	$426	$9	$(8)	$427

	December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate debt securities	$443	$8	$(8)	$443
U.S. government agencies and municipalities	31	—	—	31
Equity securities	9	1	—	10
Total	$483	$9	$(8)	$484

Gross realized gains and losses on available for sale securities were insignificant for the three months ended March 31, 2013 and 2012.
The table below summarizes available for sale fixed maturity securities by contractual maturity at March 31, 2013. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life. Although a portion of our available for sale fixed maturity securities mature after one year, we have chosen to classify the entire portfolio as current. The portfolio's objectives are to preserve capital, provide liquidity to satisfy operating requirements, working capital purposes and strategic initiatives and capture a market rate of return. Therefore, since these securities represent funds available for current operations, the entire investment portfolio is classified as current assets.

	March 31, 2013
Contractual Maturity	Cost or Amortized Cost	Fair Value
Due in one year or less	$272	$272
Due in one to two years	145	145
Total	$417	$417

The impact to net income from total gains or losses included in net gains and interest income from marketable securities held to fund operating programs due to the change in unrealized gains or losses relating to assets still held at the reporting date for the three months ended March 31, 2013 and 2012 were insignificant.
Derivative Instruments
Our derivative instruments are foreign currency exchange rate instruments and interest rate swaps. The instruments are valued using an income approach with factors such as interest rates and yield curves, which represent market observable inputs and are generally classified as Level Two. Credit valuation adjustments may be made to ensure that derivatives are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality and our nonperformance risk. As of March 31, 2013 and December 31, 2012, the credit valuation adjustments were insignificant. See Note 9 for further details on our derivative instruments.
Mortgage Backed Securities
During the three months ended March 31, 2012, we sold mortgage backed securities that had been classified as Level 3 at December 31, 2011. We had no transfers between levels of the fair value hierarchy in 2013. The following table provides a reconciliation of the beginning and ending balances for the mortgage backed securities measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3) - Mortgage Backed Securities
	2013	2012
Balance at January 1,	$—	$2
Transfers into (out of) Level Three	—	—
Settlements	—	(2)
Total gains (losses) (realized or unrealized)	—	—
Balance at March 31,	$—	$—

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
We estimated the fair value of debt, excluding capital leases, which consists primarily of our $250 million of 5.750% senior notes due 2015 (the "2015 Notes"), $250 million of 3.875% senior notes due 2016 (the "2016 Notes"), $250 million of 6.875% senior notes due 2019 (the "2019 Notes"), and $250 million of 5.375% senior notes due 2021 (the "2021 Notes" which, together with the 2015 Notes, the 2016 Notes and the 2019 Notes are collectively our "Senior Notes"), and construction loans. Our Senior Notes are classified as Level Two due to the use and weighting of multiple market inputs in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities. Construction loans have been classified as Level Three, as we subjectively determine the risk rating which impacts the discount rate.

The carrying amounts and fair values of our other financial instruments are as follows:

	Asset (Liability)
	March 31, 2013
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables
Secured financing to hotel owners	$310	$315	$—	$—	$315
Vacation ownership mortgage receivable	38	39	—	—	39
Unsecured financing to hotel owners	64	63	—	—	63
Debt, excluding capital lease obligations	(1,028)	(1,140)	—	(1,118)	(22)

	Asset (Liability)
	December 31, 2012
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables
Secured financing to hotel owners	$310	$314	$—	$—	$314
Vacation ownership mortgage receivable	39	39	—	—	39
Unsecured financing to hotel owners	64	64	—	—	64
Debt, excluding capital lease obligations	(1,017)	(1,137)	—	(1,126)	(11)

5.    FINANCING RECEIVABLES
We have divided our financing receivables, which include loans and other financing arrangements, into three portfolio segments based on their initial measurement, risk characteristics and our method for monitoring or assessing credit risk. These portfolio segments correspond directly with our assessed class of receivables and are as follows:

•
Secured Financing to Hotel Owners—These financing receivables are senior secured mortgage loans and are collateralized by hotel properties currently in operation. These loans consist primarily of a $277 million mortgage loan receivable to an unconsolidated hospitality venture which was formed to acquire ownership of a hotel property in Waikiki, Hawaii. This mortgage receivable has interest set at 30-day LIBOR+3.75% due monthly and a stated maturity date of July 2013. As a result, it is classified as a current receivable. Secured financing to hotel owners also includes financing provided to certain franchisees for the renovation and conversion of certain franchised hotels. These franchisee loans accrue interest at fixed rates ranging between 5.0% and 5.5%.

•
Vacation Ownership Mortgage Receivables—These financing receivables are comprised of various mortgage loans related to our financing of vacation ownership interval sales. As of March 31, 2013, the weighted-average interest rate on vacation ownership mortgage receivables was 14.0%.

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

The three portfolio segments of financing receivables and their balances at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Secured financing to hotel owners	$317	$317
Vacation ownership mortgage receivables at various interest rates with varying payments through 2022	46	48
Unsecured financing to hotel owners	149	147
	512	512
Less allowance for losses	(100)	(99)
Less current portion included in receivables, net	(287)	(287)
Total long-term financing receivables, net	$125	$126
Financing receivables held by us as of March 31, 2013 are scheduled to mature as follows:

Year Ending December 31,	Secured Financing to Hotel Owners	Vacation Ownership Mortgage Receivables
2013	$278	$7
2014	1	8
2015	38	7
2016	—	6
2017	—	5
2018	—	4
Thereafter	—	9
Total	317	46
Less allowance	(7)	(8)
Net financing receivables	$310	$38
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

The following tables summarize the activity in our financing receivables allowance for the three months ended March 31, 2013 and 2012:

	Secured Financing	Vacation Ownership	Unsecured Financing	Total
Allowance at January 1, 2013	$7	$9	$83	$99
Provisions	—	—	2	2
Write-offs	—	(1)	—	(1)
Recoveries	—	—	—	—
Allowance at March 31, 2013	$7	$8	$85	$100

	Secured Financing	Vacation Ownership	Unsecured Financing	Total
Allowance at January 1, 2012	$7	$8	$75	$90
Provisions	—	1	3	4
Write-offs	—	(1)	(3)	(4)
Recoveries	—	—	—	—
Allowance at March 31, 2012	$7	$8	$75	$90

We routinely evaluate loans within financing receivables for impairment. To determine whether an impairment has occurred, we evaluate the collectability of both interest and principal. A loan is considered to be impaired when the Company determines that it is probable that we will not be able to collect all amounts due under the contractual terms. We do not record interest income for impaired loans unless cash is received, in which case the payment is recorded to other income, net in the accompanying condensed consolidated statements of income. During the three months ended March 31, 2013 and 2012, we did not record any impairment charges for loans to hotel owners. The gross value of our impaired loans and related reserve does increase, outside of impairments recognized, due to the accrual and related reserve of interest income on these loans.

An analysis of our loans included in secured financing to hotel owners and unsecured financing to hotel owners had the following impaired amounts at March 31, 2013 and December 31, 2012, all of which had a related allowance recorded against them:

Impaired Loans
March 31, 2013
	Gross Loan Balance (Principal and Interest)	Unpaid Principal Balance	Related Allowance	Average Recorded Loan Balance
Secured financing to hotel owners	$40	$40	$(7)	$40
Unsecured financing to hotel owners	54	40	(54)	54

Impaired Loans
December 31, 2012
	Gross Loan Balance (Principal and Interest)	Unpaid Principal Balance	Related Allowance	Average Recorded Loan Balance
Secured financing to hotel owners	$40	$39	$(7)	$40
Unsecured financing to hotel owners	53	40	(53)	51
Interest income recognized on these impaired loans within other income, net on our condensed consolidated statements of income for the three months ended March 31, 2013 and 2012 was as follows:

Interest Income
	Three Months Ended March 31,
	2013	2012
Secured financing to hotel owners	$—	$1
Unsecured financing to hotel owners	—	—
Credit Monitoring
On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity.

•	Past-due Receivables—We determine financing receivables to be past-due based on the contractual terms of each individual financing receivable agreement.

•
Non-Performing Receivables—Receivables are determined to be non-performing based upon the following criteria: (1) if interest or principal is more than 90 days past due for secured financing to hotel owners and unsecured financing to hotel owners; (2) if interest or principal is more than 120 days past due for vacation ownership mortgage receivables; or (3) if an impairment charge has been recorded for a loan or a provision established for our other financing arrangements. For the three months ended March 31, 2013 and 2012, no interest income was accrued for secured financing to hotel owners and unsecured financing to hotel owners more than 90 days past due or for vacation ownership receivables more than 120 days past due. For the three months ended March 31, 2013 and 2012, insignificant interest income was accrued for vacation ownership receivables past due more than 90 days but less than 120 days.

If a financing receivable is non-performing, we place the financing receivable on non-accrual status. We only recognize interest income when received for financing receivables on non-accrual status. Accrual of interest income is resumed when the receivable becomes contractually current and collection doubts are removed.

The following tables summarize our aged analysis of past-due financing receivables by portfolio segment, the gross balance of financing receivables greater than 90 days past-due and the gross balance of financing receivables on non-accrual status as of March 31, 2013 and December 31, 2012:

Analysis of Financing Receivables
March 31, 2013
	Receivables Past Due	Greater than 90 Days Past Due	Receivables on Non-Accrual Status
Secured financing to hotel owners	$—	$—	$40
Vacation ownership mortgage receivables	2	—	—
Unsecured financing to hotel owners *	3	3	83
Total	$5	$3	$123

Analysis of Financing Receivables
December 31, 2012
	Receivables Past Due	Greater than 90 Days Past Due	Receivables on Non-Accrual Status
Secured financing to hotel owners	$—	$—	$40
Vacation ownership mortgage receivables	2	—	—
Unsecured financing to hotel owners *	3	3	81
Total	$5	$3	$121
* Certain of these receivables have been placed on non-accrual status and we have recorded allowances for these receivables based on estimates of the future cash flows available for payment of these financing receivables. However, a majority of these payments are not past due.

6.    ACQUISITIONS AND DISPOSITIONS
We continually assess strategic acquisitions and dispositions to complement our current business.
Acquisitions
The Driskill—During the first quarter of 2013, we acquired The Driskill hotel in Austin, Texas ("The Driskill") for a purchase price of approximately $85 million. The Driskill has a long-standing presence in a market which we view as a key location for our guests. Due to the iconic nature of the hotel and its membership in the Historic Hotels of America and Associated Luxury Hotels International, we have chosen to retain The Driskill name. Of the total $85 million purchase price, significant assets acquired include $65 million of property and equipment, a $7 million indefinite-lived brand intangible, a $2 million management intangible and $2 million of other assets. Additionally, the acquisition created $9 million of goodwill which is deductible for tax purposes and was recognized within our owned and leased segment. These amounts are based on a preliminary estimated fair value asset allocation. As of March 31, 2013 our valuation of property and intangibles acquired was ongoing and therefore our purchase price allocation, including the amount of goodwill recognized, may change.
Dispositions
Hyatt Place—During the first quarter of 2013, we sold three Hyatt Place properties for a combined $36 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of approximately $2 million. The value of these properties had been classified as assets and liabilities held for sale as of December 31, 2012. The Company retained long-term management agreements for each hotel with the purchaser of the hotels. The gain on sale has been deferred and is being recognized in management and franchise fees over the term of the management contracts, within our Americas management and franchising segment. The operations of the hotels prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements", below, as proceeds from two of the three properties sold have been held as restricted for use in a potential like-kind exchange.

Like-Kind Exchange Agreements
In conjunction with the first quarter 2013 sale of two of the three Hyatt Place properties discussed above, we entered into a like-kind exchange agreement with an intermediary. Pursuant to the like-kind exchange agreement, the proceeds from the sales of these two hotels were placed into an escrow account administered by an intermediary. Accordingly, we classified the net proceeds of $23 million related to these two properties as restricted cash on our condensed consolidated balance sheet as of March 31, 2013.
Assets Held for Sale
During the first quarter of 2013, we reclassified $4 million of Company-owned artwork as held for sale.

7.    GOODWILL AND INTANGIBLE ASSETS
We review the carrying value of our goodwill and indefinite lived brand intangible by comparing the carrying value of our brand intangible, and our goodwill at the reporting unit level, to their respective fair values during our annual impairment test in the fourth quarter or more often as needed, by performing either a qualitative assessment or a two-step process. We define a reporting unit at the individual property or business level. When determining fair value in step one, we utilize internally developed discounted future cash flow models, third party appraisals and, if appropriate, current estimated net sales proceeds from pending offers. We then compare the estimated fair value to our carrying value. If the carrying value of our indefinite lived brand intangible is in excess of the fair value, an impairment charge is recognized in an amount equal to the excess. If the carrying value is in excess of the fair value, we must determine our implied fair value of goodwill to measure if any impairment charge is necessary.
Goodwill was $144 million at March 31, 2013 and $133 million at December 31, 2012. During the three months ended March 31, 2013, we recognized $9 million of goodwill in conjunction with the acquisition of The Driskill (see Note 6). The remaining increase in goodwill was driven by fluctuations in foreign currency on the goodwill recognized in conjunction with the Hyatt Regency Mexico City acquisition. During the three months ended March 31, 2013 and 2012, no impairment charges were recorded related to goodwill. During the three months ended March 31, 2013, we acquired an indefinite-lived brand intangible of $7 million in conjunction with the acquisition of The Driskill (see Note 6).

Definite lived intangible assets primarily include contract acquisition costs, acquired lease rights, and acquired franchise and management intangibles. Contract acquisition costs and franchise and management intangibles are generally amortized on a straight-line basis over their contract terms, which range from approximately 5 to 40 years and 20 to 30 years, respectively. Acquired lease rights are amortized on a straight-line basis over the lease term. Definite lived intangibles are tested for impairment whenever events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. During the three months ended March 31, 2013, we entered into 30 year management agreements for four hotels in France. In conjunction with the management agreements, we also entered into a seven year performance guarantee. At inception of the agreement, we recorded the fair value of this performance guarantee. Using exchange rates at March 31, 2013 the guarantee is $115 million with an offsetting contract acquisition cost intangible of $115 million. The intangible will amortize into expense over the 30 year term of the management agreements beginning in the second quarter in conjunction with the conversion of the hotels to Hyatt management. For more information on the performance guarantee liability, see Note 11. There were no impairment charges related to intangible assets with definite lives during the three months ended March 31, 2013 and 2012.

The following is a summary of intangible assets at March 31, 2013 and December 31, 2012:

	March 31, 2013	Weighted Average Useful Lives in Years	December 31, 2012
Contract acquisition costs	$317	26	$203
Acquired lease rights	132	112	139
Franchise and management intangibles	125	25	122
Brand Intangible	7	—	—
Other	8	14	10
	589		474
Accumulated amortization	(90)		(86)
Intangibles, net	$499		$388
Amortization expense relating to intangible assets was as follows:

	Three Months Ended March 31,
	2013	2012
Amortization expense	$6	$5

8.    DEBT
Long-term debt, net of current maturities, at March 31, 2013 and December 31, 2012 was $1,228 million and $1,229 million, respectively. Refer to Note 18 for subsequent events related to our long-term debt.
Floating Average Rate Construction Loan - During 2012, we obtained a construction loan in order to develop a hotel in Brazil. The term of this loan is up to 18 years and the interest is at a floating average rate estimated at 7.5%. As of March 31, 2013, we have borrowed $11 million against this construction loan of which $10 million has not yet been utilized in construction and is therefore held in restricted cash.

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
All derivatives are recognized on the balance sheet at fair value. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in accumulated other comprehensive loss on the condensed consolidated balance sheet until they are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged on the statement of cash flows. Cash flows from undesignated derivative financial instruments are included in the investing category on the condensed consolidated statement of cash flows. We do not offset any derivative assets or liabilities in the balance sheet and none of our derivatives are subject to master netting arrangements.
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

As of March 31, 2013 and December 31, 2012, we held a total of four $25 million interest rate swap contracts, each of which expires on August 15, 2015. Taken together, these swap contracts effectively convert a total of $100 million of the $250 million of our 2015 Notes to floating rate debt based on three-month LIBOR plus a fixed rate component. The fixed rate component of the four swaps varies by contract, ranging from 4.5675% to 4.77%. The interest rate swaps were designated as a fair value hedge as their objective is to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as fair value hedges at inception and at March 31, 2013 and December 31, 2012 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes.
At March 31, 2013 and December 31, 2012, the fixed to floating interest rate swaps were recorded within other assets at a value of $1 million and $1 million, respectively, offset by a fair value adjustment to long-term debt of $1 million and $1 million, respectively. At March 31, 2013 and December 31, 2012, the difference between the other asset value and fair market value adjustment to long-term debt includes the ineffective portion of the swap life-to-date which was insignificant.
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
The U.S. dollar equivalent of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany loans, with terms of less than one year, is as follows (in U.S. dollars):

	March 31, 2013	December 31, 2012
Pound Sterling	$152	$161
Korean Won	37	31
Swiss Franc	29	32
Canadian Dollar	4	30
Total notional amount of forward contracts	$222	$254
Certain energy contracts at our hotel facilities include derivatives. However, we qualify for and have elected the normal purchases or sales exemption for these derivatives.

The effects of derivative instruments on our condensed consolidated financial statements were as follows as of March 31, 2013, December 31, 2012 and for the three months ended March 31, 2013 and 2012:
Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31, 2013	December 31, 2012	Balance Sheet Location	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$1	$1	Other long-term liabilities	$—	$—
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Prepaids and other assets	—	—	Accrued expenses and other current liabilities	—	1
Total derivatives		$1	$1		$—	$1

Effect of Derivative Instruments on Income

		Three Months Ended March 31,
	Location of Gain (Loss)	2013	2012
Fair value hedges:
Interest rate swaps
Gains (losses) on derivatives	Other income, net*	$—	$—
Gains (losses) on borrowings	Other income, net*	—	—

		Three Months Ended March 31,
	Location of Gain (Loss)	2013	2012
Derivatives not designated as hedges:
Foreign currency forward contracts	Other income, net	$11	$(6)

*
For the three months ended March 31, 2013, there was an insignificant gain recognized in income related to the ineffective portion of these hedges. For the three months ended March 31, 2012, there was an insignificant loss recognized in income related to the ineffective portion of these hedges. No amounts were excluded from the assessment of hedge effectiveness for the three months ended March 31, 2013 and 2012.

10.    INCOME TAXES

An income tax benefit of $5 million, resulting in a negative 214.8% effective tax rate, was recorded for the three months ended March 31, 2013 and an income tax expense of $4 million, resulting in a 32.8% effective tax rate, was recorded for the three months ended March 31, 2012. For the three months ended March 31, 2013, the effective tax rate differs from the U.S. statutory federal income tax rate of 35% primarily due to a $4 million benefit for an adjustment to certain deferred tax assets that should have been recorded in prior periods and a benefit of $2 million (including interest) related to the settlement of our tax audits.
For the three months ended March 31, 2012 the effective tax rate is lower than the U.S. statutory federal income tax rate of 35% primarily due to the release of $5 million in reserves for interest related to our treatment for expensing certain renovation costs in prior years. The rate was further reduced by foreign earnings subject to tax at rates below the U.S. rate. These benefits are partially offset by an increase of approximately $4 million (including $2 million of interest and penalties) for uncertain tax positions in foreign jurisdictions.
Total unrecognized tax benefits were $53 million and $75 million at March 31, 2013 and December 31, 2012, respectively, of which $28 million and $42 million, respectively, would impact the effective tax rate if recognized. It is reasonably possible that a reduction of up to $6 million of unrecognized tax benefits could occur within twelve months resulting from the resolution of audit examinations and the expiration of certain statutes of limitations.
11.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:
Commitments—As of March 31, 2013, we are committed, under certain conditions, to lend or invest up to $536 million, net of any related letters of credit, in various business ventures.
Significant items included in the $536 million in commitments are the following:

•
Our share of a hospitality venture’s commitment to purchase a hotel within a to-be completed building in New York City for a total purchase price of $375 million. The hospitality venture will be funded upon the purchase of the hotel, and our share of the purchase price commitment is 66.67% (or approximately $250 million). In accordance with the purchase agreement, we have agreed to fund a $50 million letter of credit as security towards this future purchase obligation. The agreement stipulates that the purchase of the completed property is contingent upon the completion of certain contractual milestones. The $50 million funded letter of credit is included as part of our total letters of credit outstanding at March 31, 2013, and therefore netted against our future commitments amount disclosed above. For further discussion, see the "Letters of Credit" section of this footnote below.

•
Our commitment to develop, own and operate a hotel property in the state of Hawaii through a hospitality venture formed in 2010. The expected remaining commitment under the hospitality venture agreement at March 31, 2013 is $36 million. The hotel is expected to open in the second half of 2013.

Performance Guarantees—Certain of our contractual arrangements with third party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. During the three months ended March 31, 2013, we recorded a $1 million charge under one of these agreements. Under separate agreements, we had $115 million accrued as of March 31, 2013. The remaining maximum potential payments related to these agreements are $505 million.
Included within the remaining maximum potential performance guarantees of $505 million is a performance guarantee agreement which we entered into during the three months ended March 31, 2013 related to management agreements with four hotels in France. In connection with the inception of the performance guarantee we recognized a liability for the fair value of our guarantee obligation within other long term liabilities on our condensed consolidated balance sheets in the amount of Euro 90 million, or $115 million, with an offsetting contract acquisition cost intangible asset as of March 31, 2013. The performance guarantee does not have an annual cap and the maximum total commitment under the performance guarantee is Euro 377 million, or $483 million, as of March 31, 2013. The performance guarantee liability will be amortized using a systematic and rational, risk-based approach over the seven year term of the performance guarantee. The amortization of the liability will be recorded as income to other income, net on the condensed consolidated statements of income beginning in the second quarter in conjunction with the conversion of the hotels to Hyatt management.
Additionally, we entered into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. As of March 31, 2013, there were no amounts recorded in accrued expenses and other current liabilities related to these performance test clauses.
Debt Repayment Guarantees—We have entered into various repayment debt guarantees related to our hospitality venture investments in certain properties. The maximum exposure under these agreements as of March 31, 2013 is $288 million. As of March 31, 2013, we had a $10 million liability representing the carrying value of these guarantees. Included within the $288 million in debt guarantees are the following:

Property Description	Maximum Guarantee Amount	Amount Accrued at March 31, 2013
Vacation ownership development	$110	$1
Hotel property in Brazil	75	3
Hawaii hotel development	48	1
Hotel property in Minnesota	25	5
Other	30	—
Total Debt Repayment Guarantees	$288	$10
With respect to debt repayment guarantees related to certain hospitality venture properties, the Company has agreements with its respective partners that require each partner to pay a pro-rata portion of the guarantee amount based on each partner’s ownership percentage. Assuming successful enforcement of these agreements, our maximum exposure under our various debt repayment guarantees as of March 31, 2013, would be $153 million.
Surety Bonds—Surety bonds issued on our behalf totaled $23 million at March 31, 2013, and primarily relate to workers’ compensation, taxes, licenses, and utilities related to our lodging operations.

Letters of Credit—Letters of credit outstanding on our behalf as of March 31, 2013 totaled $113 million, the majority of which relate to our ongoing operations. Of the $113 million letters of credit outstanding, $100 million reduces the available capacity under our revolving credit facility.
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

12.    EQUITY
Stockholders’ Equity and Noncontrolling Interests—The following table details the equity activity for the three months ended March 31, 2013 and 2012, respectively.

	Stockholders’ equity	Noncontrolling interests in consolidated subsidiaries	Total equity
Balance at January 1, 2013	$4,821	$10	$4,831
Net income	8	—	8
Other comprehensive loss	(2)	—	(2)
Repurchase of common stock	(27)	—	(27)
Share based payment activity	4	—	4
Balance at March 31, 2013	$4,804	$10	$4,814

Balance at January 1, 2012	$4,818	$10	$4,828
Net income	10	—	10
Other comprehensive income	20	—	20
Share based payment activity	6	—	6
Balance at March 31, 2012	$4,854	$10	$4,864

Accumulated Other Comprehensive Loss—The following table details the accumulated other comprehensive loss activity for the three months ended March 31, 2013 and 2012, respectively.

	Balance at January 1, 2013	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss (a)	Balance at March 31, 2013
Foreign currency translation adjustments	$(35)	$(4)	$2	$(37)
Unrealized gain (loss) on AFS securities	—	—		—
Unrecognized pension cost	(6)	—		(6)
Unrealized loss on derivative instruments	(7)	—		(7)
Accumulated Other Comprehensive Loss	$(48)	$(4)	$2	$(50)
(a) Foreign currency translation adjustments, net of $- of tax, reclassified from accumulated other comprehensive loss were recognized within equity losses from unconsolidated hospitality ventures on the condensed consolidated statements of income.

	Balance at January 1, 2012	Current period other comprehensive income (loss)		Balance at March 31, 2012
Foreign currency translation adjustments	$(64)	$18		$(46)
Unrealized gain (loss) on AFS securities	(2)	2		—
Unrecognized pension cost	(6)	—		(6)
Unrealized loss on derivative instruments	(8)	—		(8)
Accumulated Other Comprehensive Loss	$(80)	$20		$(60)
2012 Share Repurchase—During the year ended December 31, 2012 we announced that the Board of Directors authorized the repurchase of up to $200 million of the Company's common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion. During the three months ended March 31, 2013, the Company repurchased 664,951 shares of Class A common stock at a weighted average price of $41.32 per share, for an aggregate purchase price of $27 million, excluding related expenses, which were insignificant. The $27 million of share repurchases was settled in cash during the quarter. The shares repurchased represented less than 1% of the Company's total shares of common stock outstanding prior to the repurchase. The shares of Class A common stock were repurchased on the open market, retired, and returned to authorized and unissued status. As of March 31, 2013 we had $36 million remaining under the 2012 share repurchase plan. See Note 18 for subsequent events related to our 2013 share repurchase plan.

13.    STOCK-BASED COMPENSATION
As part of our long-term incentive plan, we award Stock Appreciation Rights ("SARs"), Restricted Stock Units ("RSUs"), Performance Share Units ("PSUs"), and Performance Vested Restricted Stock ("PSSs") to certain employees. Compensation expense and unearned compensation figures within this note exclude amounts related to employees of our managed hotels as this expense has been and will continue to be reimbursed by our third party hotel owners and is recorded on the lines other revenues from managed properties and other costs from managed properties in our condensed consolidated statements of income. Expenses related to these awards for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
Stock appreciation rights	$2	$2
Restricted stock units	4	3
Performance share units and Performance vested restricted stock	1	1

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
During the three months ended March 31, 2013, the Company granted 526,917 SARs to employees with a weighted average grant date fair value of $17.98. The fair value of each SAR was estimated on the date of grant using the Black-Scholes-Merton option-valuation model.
Restricted Stock Units—The Company grants both RSUs that may be settled in stock and RSUs that may be settled in cash. Each vested stock-settled RSU will be settled with a single share of our Class A common stock. The value of the stock-settled RSUs was based on the closing stock price of our Class A common stock as of the grant date. We record compensation expense earned for RSUs on a straight-line basis from the date of grant. In certain situations we also grant cash-settled RSUs which are recorded as a liability instrument. The liability and related expense for cash-settled RSUs are insignificant as of, and for the three months ended March 31, 2013. During the three months ended March 31, 2013, the Company granted a total of 453,356 RSUs (an insignificant portion of which are cash-settled RSUs) to employees which, with respect to stock-settled RSUs, had a weighted average grant date fair value of $43.44.
Performance Share Units and Performance Vested Restricted Stock—The Company has granted to certain executive officers both PSUs, which are performance stock units, and PSSs, which are performance vested restricted stock. The number of PSUs that will ultimately vest and be paid out in Class A common stock and the number of PSSs that will ultimately vest, with no further restrictions, on transfer depends upon the performance of the Company at the end of the applicable three year performance period relative to the applicable performance target. During the three months ended March 31, 2013, the Company granted to its executive officers a total of 218,686 PSSs, which vest in full if the maximum performance metric is achieved. At the end of the performance period, the PSSs that do not vest will be forfeited. The PSSs had a weighted average grant date fair value of $43.44. The performance period is three years beginning January 1, 2013 and ending December 31, 2015. The PSSs will vest at the end of the performance period only if the performance threshold is met; there is no interim performance metric.
Our total unearned compensation for our stock-based compensation programs as of March 31, 2013 was $20 million for SARs, $44 million for RSUs and $7 million for PSUs and PSSs, which will be recorded to compensation expense primarily over the next four years with respect to SARs and RSUs and over the next three years with respect to PSUs and PSSs. The amortization for certain RSU awards extends to eight years.

14.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the notes to the condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Leases—Our corporate headquarters has been located at the Hyatt Center in Chicago, Illinois, since 2005. A subsidiary of the Company holds a master lease for a portion of the Hyatt Center and has entered into sublease agreements with certain related parties. During the first quarter of 2012, one of these sublease agreements was amended to reduce the related party's occupied space. As a result, we received a payment of $4 million in 2012, representing the discounted future sublease payments, less furniture and fixtures acquired. Future sublease income from sublease agreements with related parties under our master lease is $10 million.
Legal Services—A partner in a law firm that provided services to us throughout the three months ended March 31, 2013 and 2012 is the brother-in-law of our Executive Chairman. We incurred $1 million in legal fees with this firm for the three months ended March 31, 2013 and 2012, respectively. Legal fees, when expensed, are included in selling, general and administrative expenses. As of March 31, 2013, and December 31, 2012, we had $1 million and insignificant amounts due to the law firm, respectively.
Other Services—A member of our board of directors is a partner in a firm whose affiliates own hotels from which we recorded management and franchise fees of $2 million during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, we had $1 million in receivables due from these properties.

Equity Method Investments—We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We recorded fees of $8 million and $10 million for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, we had receivables due from these properties of $8 million and $7 million, respectively. In addition, in some cases we provide loans (see Note 5) or guarantees (see Note 11) to these entities. Our ownership interest in these equity method investments generally varies from 8% to 60%.

15.    SEGMENT INFORMATION
Our operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker to assess performance and make decisions regarding the allocation of resources. Our chief operating decision maker is the Chief Executive Officer. Our results for the three months ended March 31, 2013 reflect the segment structure of our organization following our realignment, which was effective during the fourth quarter of 2012. Segment results presented here for the three months ended March 31, 2012, have been recast to show our results as if our new operating structure had existed in this period.
Following the realignment our three operating segments are (1) the Americas management and franchising; (2) ASPAC management and franchising; and (3) EAME/SW Asia management. These operating segments, together with our owned and leased hotels, form our reportable segments. Our unallocated corporate overhead, the results of our vacation ownership business, and the results of our Hyatt co-branded credit card continue to be reported within corporate and other. We define our reportable segments as follows:
Owned and Leased Hotels—This segment derives its earnings from owned and leased hotel properties located predominantly in the United States but also in certain international locations and for purposes of segment Adjusted EBITDA, includes our pro rata share of the Adjusted EBITDA of our unconsolidated hospitality ventures, based on our ownership percentage of each venture.
Americas Management and Franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our family of brands to franchisees located in the U.S., Latin America, Canada and the Caribbean. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners and franchisees with no added margin. These costs relate primarily to payroll costs at managed properties where the Company is the employer. These revenues and costs are recorded on the lines other revenues from managed properties and other costs from managed properties, respectively. The intersegment revenues relate to management fees that are collected from the Company’s owned hotels, which are eliminated in consolidation.
ASPAC Management and Franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our family of brands to franchisees located in Southeast Asia, as well as China, Australia, South Korea and Japan. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners and franchisees with no added margin. These costs relate primarily to reservations, marketing and IT costs. These revenues and costs are recorded on the lines other revenues from managed properties and other costs from managed properties, respectively. The intersegment revenues relate to management fees that are collected from the Company’s owned hotels, which are eliminated in consolidation.
EAME/SW Asia Management—This segment derives its earnings primarily from hotel management of our family of brands located primarily in Europe, Africa and the Middle East as well as countries along the Persian Gulf, the Arabian Sea, and India. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners with no added margin. These costs relate primarily to reservations, marketing and IT costs. These revenues and costs are recorded on the lines other revenues from managed properties and other costs from managed properties, respectively. The intersegment revenues relate to management fees that are collected from the Company’s owned hotels, which are eliminated in consolidation.
Our chief operating decision maker evaluates performance based on each segment’s Adjusted EBITDA. We define Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro-rata share of unconsolidated hospitality ventures' Adjusted EBITDA before equity losses from unconsolidated hospitality ventures; asset impairments; other income, net; depreciation and amortization; interest expense; and (provision) benefit for income taxes.

The table below shows summarized consolidated financial information by segment. Included within corporate and other are unallocated corporate expenses, revenues and expenses on our vacation ownership properties, and the results of our co-branded credit card.

(in millions)	Three Months Ended March 31,
	2013	2012
Owned and Leased Hotels (a)
Revenues	$492	473
Adjusted EBITDA	95	93
Depreciation and Amortization	81	80
Americas Management and Franchising
Revenues	422	434
Intersegment Revenues (b)	19	18
Adjusted EBITDA	48	46
Depreciation and Amortization	5	4
ASPAC Management and Franchising
Revenues	35	31
Intersegment Revenues (b)	1	1
Adjusted EBITDA	9	11
Depreciation and Amortization	—	—
EAME/SW Asia Management
Revenues	25	21
Intersegment Revenues (b)	3	3
Adjusted EBITDA	8	6
Depreciation and Amortization	—	—
Corporate and other
Revenues	24	21
Adjusted EBITDA	(29)	(31)
Depreciation and Amortization	2	2
Eliminations (b)
Revenues	(23)	(22)
Adjusted EBITDA	—	—
Depreciation and Amortization	—	—
TOTAL
Revenues	$975	$958
Adjusted EBITDA	131	125
Depreciation and Amortization	88	86

(a)
In conjunction with our regular assessment of impairment indicators, we identified property and equipment whose carrying value exceeded its fair value and as a result recorded an $8 million impairment charge to asset impairments in the condensed consolidated statements of income in the three months ended March 31, 2013.

(b)	Intersegment revenues are included in the segment revenue totals and eliminated in Eliminations.

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Adjusted EBITDA	$131	$125
Equity losses from unconsolidated hospitality ventures	(1)	(1)
Asset impairments	(8)	—
Other income, net (see Note 17)	2	12
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(16)	(18)
EBITDA	108	118
Depreciation and amortization	(88)	(86)
Interest expense	(17)	(18)
(Provision) benefit for income taxes	5	(4)
Net income attributable to Hyatt Hotels Corporation	$8	$10

16.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, are as follows:

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income	$8	$10
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Hyatt Hotels Corporation	$8	$10
Denominator:
Basic weighted average shares outstanding:	161,931,525	165,525,076
Share-based compensation	606,352	491,375
Diluted weighted average shares outstanding	162,537,877	166,016,451
Basic Earnings Per Share:
Net income	$0.05	$0.06
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Hyatt Hotels Corporation	$0.05	$0.06
Diluted Earnings Per Share:
Net income	$0.05	$0.06
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Hyatt Hotels Corporation	$0.05	$0.06
The computations of diluted net income per share for the three months ended March 31, 2013 and 2012 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Three Months Ended March 31,
	2013	2012
Stock-settled SARs	47,000	195,000
RSUs	4,000	143,000

17.    OTHER INCOME, NET
Other income, net includes interest income, gains on other marketable securities, and foreign currency losses on foreign currency exchange rate instruments (see Note 9). The table below provides a reconciliation of the components in other income, net for the three months ended March 31, 2013 and 2012, respectively.

	Three Months Ended March 31,
	2013	2012
Interest income	$5	$5
Gains on other marketable securities	—	8
Foreign currency losses	(2)	—
Other	(1)	(1)
Other income, net	$2	$12

18. SUBSEQUENT EVENT

On April 15, 2013, we announced that we will redeem all of our $250 million outstanding aggregate principal amount of our 2015 Notes on May 10, 2013. In accordance with the terms of the 2015 Notes, the redemption price is expected to be approximately $281 million.
On April 25, 2013, we announced that we commenced a cash tender offer to purchase any and all of our $250 million outstanding aggregate principal amount of 2019 Notes in accordance with the terms and subject to the conditions set forth in the Offer to Purchase, dated April 25, 2013. The terms and conditions of the Offer to Purchase are included in Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on April 25, 2013. Holders who validly tender any of their 2019 Notes at or prior to 5:00 p.m., New York City time, on May 3, 2013 will be eligible to receive an early tender premium as described in the Offer to Purchase.

On May 1, 2013, we announced that the Board of Directors authorized the repurchase of up to an additional $200 million of the Company's common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, financial performance, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K; general economic uncertainty in key global markets; the rate and the pace of economic recovery following economic downturns; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; limited visibility with respect to short and medium-term group bookings; our ability to successfully achieve certain levels of operating profit at hotels that have performance guarantees with our third party owners; the impact of hotel renovations; our ability to successfully execute and implement our organizational realignment; our ability to successfully execute and implement our common stock repurchase program; loss of key personnel, including as a result of our organizational realignment; hostilities, including future terrorist attacks, or fear of hostilities that affect travel; travel-related accidents; natural or man-made disasters such as earthquakes, tsunamis, tornados, hurricanes, floods, oil spills and nuclear incidents; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through internet travel intermediaries; changes in the tastes and preferences of our customers; relationships with associates and labor unions and changes in labor laws; financial condition of, and our relationships with, third-party property owners, franchisees and hospitality venture partners; if our third-party owners, franchisees or development partners are unable to access capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions; changes in federal, state, local or foreign tax law; increases in interest rates and operating costs; foreign exchange rate fluctuations or currency restructurings; lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access the capital markets; changes in the competitive environment in our industry and the markets where we operate; outcomes of legal proceedings; and violation of regulations or laws related to our franchising business. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q.
Executive Overview
We are a global hospitality company engaged in the management, franchising, ownership and development of Hyatt-branded hotels, resorts and residential and vacation ownership properties around the world. As of March 31, 2013, our worldwide property portfolio consisted of 508 properties (137,051 rooms and units), including:

•	198 managed properties (70,440 rooms), all of which we operate under management agreements with third-party property owners;

•	152 franchised properties (25,060 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	93 owned properties (including 2 consolidated hospitality ventures) (24,043 rooms), 3 capital leased properties (1,225 rooms), and 5 operating leased properties (1,840 rooms), all of which we manage;

•	23 managed properties and 9 franchised properties owned or leased by unconsolidated hospitality ventures (12,378 rooms);

•	15 vacation ownership properties (963 units), all of which we manage; and

•	10 residential properties (1,102 units), all of which we manage and some of which we own.

Our results for the quarter ended March 31, 2013 reflect the segment structure of our organization following our realignment, which was effective during the fourth quarter of 2012. Segment results discussed here for the three months ended March 31, 2012, have been recast to discuss our results as if our new operating structure had existed in that period. Further, we evaluated our operating segments and have changed from three reportable segments to four reportable segments, which are consolidated and reported in U.S. dollars and described below:

•
Owned and leased hotels, which consists of our owned and leased full service and select service hotels and, for purposes of segment Adjusted EBITDA, our pro rata share of the Adjusted EBITDA of our unconsolidated hospitality ventures, based on our ownership percentage of each venture;

•	Americas management and franchising, which consists of our management and franchising of properties located in the United States, Latin America, Canada and the Caribbean;

•	ASPAC management and franchising, which consists of our management and franchising of properties located in the Southeast Asia, as well as China, Australia, South Korea, and Japan; and

•
EAME/SW Asia management, which consists of our management of properties located primarily in Europe, Africa, the Middle East, and India, as well as countries along the Persian Gulf and the Arabian Sea.

As a part of our realignment, costs incurred in our global development efforts, which were previously aggregated in corporate and other have been allocated to the operating and reporting segment to which they relate. The results of our vacation ownership business, Hyatt co-branded credit card, and unallocated corporate overhead continue to be reported within corporate and other. See Note 15 for further discussion of our segment structure.

During the quarter ended March 31, 2013, we announced transactions that show our continuing focus on recycling capital. We announced the purchase of The Driskill hotel, a historic full service property in Austin, Texas, which deepens our presence in one of the fastest growing markets in the United States. Further, in the first quarter, we sold three select service properties to a third party. These select service properties were classified as held for sale at December 31, 2012 and were sold in January 2013. As part of this transaction, we retained long-term management agreements to continue operating each of these hotels.
Additionally, we announced several transactions outside the United States that continue to expand our presence globally. We entered into management agreements for four hotels in key markets in France. These hotels are expected to convert to Hyatt brands in the second quarter and will add more than 1,700 rooms to our existing hotel portfolio in France. We also announced the opening of Hyatt Regency Qingdao in China, Park Hyatt Busan in South Korea, and the debut of our fifth brand in India, with the official rebranding of two hotels to the Hyatt brand in the first quarter and three more hotels in early April. Finally, we announced the formation of a hospitality venture to develop and own two select-service hotels in Panama City, Panama and a management agreement for a new Park Hyatt in Mallorca, an island off the coast of Spain.
Our financial performance for the first quarter of 2013 included an increase in our consolidated revenues of $17 million, or 1.8%, compared to the quarter ended March 31, 2012. Owned and leased hotels revenue for the quarter ended March 31, 2013, increased by $19 million compared to the quarter ended March 31, 2012, which includes a net favorable currency impact of $1 million. The increase in revenue was primarily due to the acquisition of three full service hotels and the opening of one full service leased hotel in 2012 and 2013 combined with the results of our comparable full service and select service hotels in the United States. These increases were partially offset by a decrease in revenues at our comparable international hotels and decreases relating to 11 select service hotels sold in the fourth quarter of 2012 and first quarter of 2013. Our management and franchise fees for the quarter ended March 31, 2013, decreased $4 million as compared to the quarter ended March 31, 2012. Fee decreases were driven by a decline in management and other fees, partially offset by an increase in franchise fees. The decline in management and other fees is in part due to approximately $3 million of fees related to the termination of certain management contracts and contract amendment fees in the first quarter of 2012. We also experienced a $3 million increase in other revenues for the quarter ended March 31, 2013, compared to the quarter ended March 31, 2012, related primarily to the operating results of our vacation ownership business.
Our consolidated Adjusted EBITDA for the first quarter of 2013, compared to the first quarter of 2012, increased by $6 million. Owned and leased hotels, Americas management and franchising, EAME/SW Asia management, and corporate and other segments each increased Adjusted EBITDA by $2 million, while APSAC management and franchising segment had a decline in Adjusted EBITDA of $2 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. See "—Non-GAAP Measure Reconciliation" below, for an explanation of how we use Adjusted EBITDA, why we present it and material limitations on its usefulness.
RevPAR growth within our Americas management and franchising business and owned and leased hotel portfolio was driven by transient business, and increased rates in our full service and select service portfolios. This growth was offset by declines in group demand during the quarter due to timing of the Easter holiday, which occurred in the first quarter this year and in the second quarter last year. Additionally, our Americas management and franchising business RevPAR growth was offset by the negative impact of renovations at certain managed hotels.
Our ASPAC management and franchising business had a decline in RevPAR of 2.6% (0.4% excluding the effects of currency) driven by occupancy and rate decline in China. Business in China suffered during the quarter due to a reduction in corporate travel and government austerity measures which especially impacted group business. Additionally, several key managed hotels are undergoing major renovations during 2013 which resulted in revenue displacement and therefore impacted management fees in the first quarter. We expect that these renovations will continue to impact management fees in varying degrees throughout 2013 and into 2014.
Our EAME/SW Asia business had RevPAR growth of 4.6% (6.2% excluding the effects of currency). The Middle East region also benefited from strong group business in the three months ended March 31, 2013. This was partially offset by RevPAR declines in certain markets within the Commonwealth of Independent States, largely due to increased competitor supply in these markets.
Selling, General and Administrative expenses, excluding the impact of the rabbi trust, for the quarter ended March 31, 2013 decreased $6 million compared to the prior year quarter due to reductions in sales and marketing and compensation and related costs.
As of March 31, 2013, we had approximately $787 million in cash and cash equivalents, investments in highly-rated money market funds and short-term investments. At March 31, 2013, we had available credit facilities with banks for various corporate purposes. The amount of undrawn borrowing availability as of March 31, 2013 was approximately $1.4 billion.

Results of Operations
Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

Consolidated Results

	Three Months Ended March 31,
(In millions, except percentages)	2013	2012	Better / (Worse)
REVENUES:
Total revenues	$975	$958	$17	2%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	391	377	(14)	(4)%
Depreciation and amortization	88	86	(2)	(2)%
Other direct costs	7	6	(1)	(17)%
Selling, general, and administrative	84	93	9	10%
Other costs from managed properties	388	389	1	—%
Direct and selling, general, and administrative expenses	958	951	(7)	(1)%
Net gains and interest income from marketable securities held to fund operating programs	10	14	(4)	(29)%
Equity losses from unconsolidated hospitality ventures	(1)	(1)	—	—%
Interest expense	(17)	(18)	1	6%
Asset impairments	(8)	—	(8)	(100)%
Other income, net	2	12	(10)	(83)%
INCOME BEFORE INCOME TAXES	3	14	(11)	(79)%
(PROVISION) BENEFIT FOR INCOME TAXES	5	(4)	9	225%
NET INCOME	8	10	(2)	(20)%
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—%
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$8	$10	$(2)	(20)%

Revenues.    Consolidated revenues for the three months ended March 31, 2013 increased $17 million, or 2%, compared to the three months ended March 31, 2012.
Other revenues from managed properties decreased $1 million and included a decrease of $4 million resulting from changes in the value of the underlying assets for our benefit programs funded through rabbi trusts for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. These gains are offset in other costs from managed properties, thus having no net impact to our earnings. Excluding this amount, other revenues from managed properties increased $3 million, or 1%, in the three months ended March 31, 2013, compared to the three months ended March 31, 2012.
Owned and leased hotel revenues increased $19 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Comparable owned and leased hotel revenue increased $8 million over the same period, which includes net favorable currency effects of $1 million. The increase was primarily driven by increased revenues from full service and select service hotels in the United States. Non-comparable owned and leased hotel revenue increased $11 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The non-comparable increase was due primarily to two full service hotels purchased and one full service leased hotel that opened during 2012, and one hotel purchased in 2013. These increases were partially offset by a decrease in revenues from 11 select service hotels that were sold in the fourth quarter of 2012 and first quarter of 2013.

We experienced a $4 million decrease in management and franchise fee revenues for the three months ended March 31, 2013 compared to the same period in 2012, which includes net unfavorable currency effects of $1 million. Included in consolidated management and franchise fee revenues for the three months ended March 31, 2013 were base management fees of $37 million, a 3% decrease from the three months ended March 31, 2012 and incentive management fees of $25 million, a 4% decrease from the three months ended March 31, 2012. The decrease in fees was the result of certain non-comparable termination fees realized in the first quarter of 2012, three managed full service properties leaving the system since the first quarter of 2012, and renovations at several large managed hotels during the first quarter of 2013.
Other revenues, which includes the revenues of our vacation ownership business and our co-branded credit card, increased $3 million during the three months ended March 31, 2013 compared to the same period ended March 31, 2012.
The tables below provide a breakdown of revenues by segment for the three months ended March 31, 2013 and 2012. For further discussion of segment revenues for the periods presented, please refer to "—Segment Results" below.

	Three Months Ended March 31,
(in millions, except percentages)	2013	2012	Better / (Worse)
Owned and leased hotels	$492	$473	$19	4.0%
Americas management and franchising	422	434	(12)	(2.8)%
ASPAC management and franchising	35	31	4	12.9%
EAME/SW Asia management	25	21	4	19.0%
Corporate and other	24	21	3	14.3%
Eliminations	(23)	(22)	(1)	(4.5)%
Consolidated revenues	$975	$958	$17	1.8%
Owned and leased hotels expense.    Expenses for owned and leased hotels increased by $14 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Comparable owned and leased hotels expense increased $6 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, largely attributable to higher compensation and related costs. Non-comparable owned and leased hotels expense increased $9 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to increases in expenses attributable to two full service hotels purchased in 2012, one full service leased hotel opened in 2012, and one full service hotel purchased in 2013. These expense increases were partially offset by reduced expenses attributable to 11 select service properties which were sold in 2012 and during the first quarter of 2013. Additionally, expenses recognized with respect to our employee benefit programs funded through rabbi trusts decreased $1 million driven by the performance of the underlying invested assets during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Changes in these expenses are fully offset to the account net gains and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.
Depreciation and amortization expense.    Depreciation and amortization expense increased by $2 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was driven by depreciation and amortization at our comparable hotels which increased $2 million in the three months ended March 31, 2013 compared to the same period in 2012, due primarily to accelerated amortization of an intangible asset and renovation activity. Non-comparable hotels depreciation and amortization expense was flat in the three months ended March 31, 2013 compared to the same period in 2012 as increases from our full service hotel acquisitions in 2012 and 2013 were offset by decreases from 11 select service hotels that were sold.
Other direct costs.    Other direct costs, which represent costs associated with our vacation ownership operations and our co-branded credit card increased $1 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Direct costs of our vacation ownership operations increased $2 million which were partially offset by a decrease in direct costs of our co-branded credit card of $1 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.
Selling, general and administrative expenses.    Selling, general and administrative expenses decreased by $9 million, or 10%, in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Included in selling, general and administrative expenses is the financial performance of the investment securities held in rabbi trusts to fund certain benefit programs. The financial performance of these investments resulted in a decrease in costs of $3 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. These expenses are offset in net gains and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.
Excluding the rabbi trust amounts, selling, general and administrative costs decreased $6 million, or 7%, in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. During the three months ended March 31, 2013 compared to the three months ended March 31, 2012, sales and marketing expenses decreased $3 million partially due to costs incurred in the prior year related to the rebranding for Hyatt House. Additionally, compensation and related expenses decreased $2 million due primarily to reduced headcount as a result of the realignment of our corporate and regional operations effective in the fourth quarter of 2012.
Net gains and interest income from marketable securities held to fund operating programs. Net gains and interest income from marketable securities held to fund operating programs includes securities held to fund our benefit programs funded through rabbi trusts and securities held to fund our Hyatt Gold Passport program. These securities in total generated a net gain of $10 million for the three months ended March 31, 2013 and a net gain of $14 million for the three months ended March 31, 2012. Marketable securities held to fund our benefit programs funded through rabbi trusts resulted in a net gain of $10 million in the three months ended March 31, 2013 compared to a net gain of $14 million in the three months ended March 31, 2012. This change was driven by the market performance of the underlying securities. The gains or losses on securities held in the rabbi trusts offset our owned and leased hotels expense for our hotel staff and selling, general and administrative expenses for our corporate staff and personnel supporting our business segments, having no net impact on our earnings. Of the $4 million change in the underlying securities, $3 million was offset in selling, general and administrative expenses and $1 million was offset in owned and leased hotel expenses. Marketable securities held to fund our Hyatt Gold Passport program and related to our owned and leased hotels, generated an insignificant net gain in both the three months ended March 31, 2013, and 2012. The gains and losses on securities held to fund our Hyatt Gold Passport program are related to our owned and leased hotels and are offset by corresponding changes to our owned and leased hotel revenues, thus having no net impact on our earnings.
Equity losses from unconsolidated hospitality ventures.    Equity losses from unconsolidated hospitality ventures were $1 million in both the three months ended March 31, 2013 and 2012. During the three months ended March 31, 2013 compared to the three months ended March 31, 2012, greater distributions were generated from hospitality ventures which were partially offset by lower net income generated from hospitality ventures. Additionally, in the three months ended March 31, 2013, we reclassified a foreign currency translation loss of $2 million from accumulated other comprehensive loss to equity losses from unconsolidated hospitality ventures as part of the sale of our interest in a foreign hospitality venture.
Interest expense.  Interest expense decreased $1 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Interest expense on our underlying debt instruments was flat year over year, however, in 2013 the development of a hotel property in the State of Hawaii through a hospitality venture resulted in $1 million of capitalized interest, which was offset to interest expense.
Asset impairments.  Asset impairments, which are recorded, as necessary, based on our regular evaluation of impairment indicators, were $8 million and $0 for the three months ended March 31, 2013 and 2012, respectively. The $8 million impairment charge in the current period relates to property and equipment within our owned and leased segment. Additionally, in conjunction with this regular assessment of impairment indicators, we identified property and equipment for which a 10% change in certain assumptions used in our undiscounted cash flow calculation could result in an impairment charge of approximately $20 million. We also identified that a 10% change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates used in our calculations of the fair values of the goodwill reporting units could result in an impairment charge of the entire $14 million goodwill balance of one of our reporting units as of March 31, 2013. The Company will continue to monitor the impact of the current economic environment on the goodwill of our reporting units.

Other income, net.    Other income, net, decreased by $10 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to $8 million of unrealized gains in the three months ended March 31, 2012 relating to a security sold in the second half of 2012. The table below provides a breakdown of other income, net, for the three months ended March 31, 2013 and 2012:

(in millions except percentages)	Three Months Ended March 31,
	2013	2012	Better / (Worse)
Interest income	$5	$5	$—
Gains on other marketable securities	—	8	(8)
Foreign currency losses	(2)	—	(2)
Other (1)	(1)	(1)	—
Other income, net	$2	$12	$(10)

(1)	Includes gains (losses) on asset retirements for each period presented.

(Provision) benefit for income taxes. An income tax benefit of $5 million, resulting in a negative 214.8% effective tax rate, was recorded for the three months ended March 31, 2013 and an income tax expense of $4 million, resulting in a 32.8% effective tax rate, was recorded for the three months ended March 31, 2012. For the three months ended March 31, 2013, the effective tax rate differs from the U.S. statutory federal income tax rate of 35% primarily due to a $4 million benefit for an adjustment to certain deferred tax assets that should have been recorded in prior periods and a benefit of $2 million (including interest) related to the settlement of our tax audits.

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
Our results for the quarter ended March 31, 2013 reflect the segment structure of our organization following our realignment, which was effective during the fourth quarter of 2012. Segment results presented here for the three months ended March 31, 2012, have been recast to show our results as if our new operating structure had existed in this period.
Owned and Leased Hotels.  Revenues increased $19 million in the three months ended March 31, 2013, compared to the three months ended March 31, 2012, which included $1 million in net favorable currency impacts. Worldwide comparable owned and leased hotel revenues increased $8 million in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, of which $5 million was from full service hotels and $3 million was from select service hotels. The worldwide full service increase was driven by our comparable hotels in the United States and was partially offset by our comparable international hotels. For the three months ended March 31, 2013, revenue growth at our comparable full service and select service owned hotels was driven primarily by increased average daily rate, largely from transient travelers in the United States compared to the same period in 2012. Non-comparable owned and leased hotel revenues increased $11 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was largely driven by the purchase of two full service hotels and the opening of one full service leased hotel during 2012 and the purchase of one full service hotel in 2013. These increases were partially offset by a decrease in revenues from the 11 select service hotels that were sold in the fourth quarter of 2012 and first quarter of 2013. During the three months ended March 31, 2013, we removed the three select service properties we sold from the comparable owned and leased hotel results and moved them to the non-comparable owned and leased hotel results.

	Three Months Ended March 31,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2013	2012	Better / (Worse)	2013	2012	Change in Occ % pts	2013	2012	Better / (Worse)
Full Service	$146	$141	4.0%	70.1%	70.2%	(0.1)%	$209	$200	4.2%
Select Service	79	74	6.8%	73.1%	71.8%	1.3%	109	104	4.9%
Total Owned and Leased Hotels	$128	$122	4.5%	70.9%	70.7%	0.2%	$180	$173	4.1%

	Three Months Ended March 31,
(in millions except percentages)	2013	2012	Better / (Worse)
Segment Revenues	$492	$473	$19	4.0%
Segment Adjusted EBITDA	$95	$93	$2	2.2%

Adjusted EBITDA increased by $2 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, which included an insignificant amount of net unfavorable currency effects. Non-comparable hotels improved $2 million for the three months ended March 31, 2013, primarily due to the purchase of two full service hotels in 2012 and one full service hotel in 2013, partially offset by decreases from the aforementioned 11 sold select service hotels. Our comparable owned and leased properties also improved $2 million for the three months ended March 31, 2013 compared to the same period in 2012, due primarily to increased rates at our full and select service hotels in the United States, partially offset by higher compensation and related expenses. Additionally, Adjusted EBITDA at our hospitality venture hotels decreased $2 million in the three months ended March 31, 2013, primarily due to the sale of two hospitality venture hotels in the third quarter of 2012 and weaker performance in certain international markets.
Americas management and franchising.    Americas management and franchising segment revenues decreased by $12 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, due to decreased other revenues from managed properties of $12 million. The decrease in cost reimbursements from managed properties was primarily driven by hotels that left the chain mostly in the latter half of 2012. Management and franchise fees were flat in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to increased franchise fees of $2 million, offset by decreased management fees of $1 million, partially due to hotels under renovation, and decreased other revenues of $1 million related to contract amendments and termination fees received. The comparable systemwide Americas management fees were negatively impacted by the shift in timing of the Easter holiday from the second quarter in 2012 to the first quarter in 2013. Non-comparable management fees were flat as fees from acquired hotels were offset by fees from hotels that left the system.
Our full service hotels comparable RevPAR improvement of 2.6% in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily driven by transient rate growth, as occupancy slightly declined in the quarter due to timing of the Easter holiday in the first quarter of 2013 when compared to the same period in 2012. Comparable RevPAR at our select service hotels in the three months ended March 31, 2013 increased by 6.4% compared to the three months ended March 31, 2013 driven by average daily rate growth as well as occupancy growth. During the three months ended March 31, 2013, we removed two properties that left the chain in late 2012 and one property that is undergoing significant renovation from the comparable Americas full service systemwide hotels. We did not remove any properties from the comparable Americas select service systemwide hotels.

	Three Months Ended March 31,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2013	2012	Better / (Worse)	2013	2012	Change in Occ % pts	2013	2012	Better / (Worse)
Americas Full Service	$124	$121	2.6%	69.6%	70.3%	(0.7)%	$178	$172	3.6%
Americas Select Service	78	74	6.4%	72.6%	70.9%	1.7%	108	104	3.9%

Americas management and franchising	Three Months Ended March 31,
(in millions except percentages)	2013	2012	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$64	$64	$—	—%
Other Revenues from Managed Properties	358	370	(12)	(3.2)%
Total Segment Revenues	$422	$434	$(12)	(2.8)%
Segment Adjusted EBITDA	$48	$46	$2	4.3%
Adjusted EBITDA increased by $2 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due primarily to decreased selling, general, and administrative costs which resulted from favorable cost comparisons related to the rebranding of Hyatt House in the first quarter of 2012.
ASPAC management and franchising.  ASPAC management and franchising segment revenues increased by $4 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, which included an insignificant amount in net unfavorable currency impact. Management and franchise fees decreased $3 million for the three months ended March 31, 2013, driven by $2 million of non-comparable termination fees in 2012 and a $1 million decrease in comparable management fees. The comparable ASPAC management fee decrease of $1 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was due primarily to a 2.6% decrease (or 0.4% decrease, excluding the unfavorable currency impact) in RevPAR for our comparable systemwide ASPAC full service hotels. This decline in RevPAR was primarily the result of decreases in occupancy and average daily rates across most of China and South Korea. The decline in RevPAR at our hotels was driven by a reduction in corporate travel due to certain austerity measures implemented by the Chinese government, renovations at several of our large managed properties in the region, and additions to supply in some markets. During the three months ended March 31, 2013, we removed two properties from the comparable ASPAC full service systemwide hotels due to the properties undergoing significant renovation.

	Three Months Ended March 31,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2013	2012	Better / (Worse)	2013	2012	Change in Occ % pts	2013	2012	Better / (Worse)
ASPAC Full Service	$147	$151	(2.6)%	64.6%	63.9%	0.7%	$228	$236	(3.6)%

ASPAC management and franchising	Three Months Ended March 31,
(in millions except percentages)	2013	2012	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$19	$22	$(3)	(13.6)%
Other Revenues from Managed Properties	16	9	7	77.8%
Total Segment Revenues	$35	$31	$4	12.9%
Segment Adjusted EBITDA	$9	$11	$(2)	(18.2)%
Adjusted EBITDA decreased $2 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, which included insignificant net unfavorable currency effects. The decrease in Adjusted EBITDA for the three months ended March 31, 2013 compared to the same period in 2012, was primarily driven by decreased management and franchise fees of $3 million, partially offset by decreased legal fees of $1 million related to the previously mentioned management agreement termination in the first quarter of 2012.
EAME/SW Asia management. EAME/SW Asia management segment revenues increased by $4 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, which included an insignificant amount in net unfavorable currency impact. Management and other fees were flat for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, as base fees increased in line with RevPAR but were offset by a decrease in incentive and other fees. Comparable systemwide EAME/SW Asia full service RevPAR increased 4.6% (or 6.2% excluding the unfavorable currency impacts) in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. All regions within EAME/SW Asia experienced improvement in occupancy in the three months ended March 31, 2013 compared to the same period in 2012. However, most of the region also experienced declines in average daily rate on a constant currency basis for the comparative period. There were no properties removed from the comparable EAME/SW Asia full service hotels portfolio during the three months ended March 31, 2013.

	Three Months Ended March 31,
EAME/SW Asia management	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2013	2012	Better / (Worse)	2013	2012	Change in Occ % pts	2013	2012	Better / (Worse)
EAME/SW Asia Full Service	$151	$145	4.6%	63.5%	59.1%	4.4%	$238	$244	(2.5)%

	Three Months Ended March 31,
(in millions except percentages)	2013	2012	Better / (Worse)
Segment Revenues
Management and Other Fees	$15	$15	$—	—%
Other Revenues from Managed Properties	10	6	4	66.7%
Total Segment Revenues	$25	$21	$4	19.0%
Segment Adjusted EBITDA	$8	$6	$2	33.3%
Adjusted EBITDA increased $2 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, which included insignificant net unfavorable currency effects. During the three months ended March 31, 2013, decreased compensation and related expenses of $2 million drove the increase in Adjusted EBITDA compared to the same period in 2012 as management and other fees were flat for the comparative period.
Corporate and other.    Corporate and other includes unallocated corporate expenses, the results of our vacation ownership business and the results of our co-branded credit card. Revenues increased $3 million for the three months ended March 31, 2013 compared to the same period in 2012, which was primarily driven by increased revenues for our vacation ownership business of $3 million.

	Three Months Ended March 31,
(in millions except percentages)	2013	2012	Better / (Worse)
Corporate and other Revenues	$24	$21	$3	14.3%
Corporate and other Adjusted EBITDA	$(29)	$(31)	$2	6.5%
Adjusted EBITDA increased $2 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 driven by the previously mentioned vacation ownership revenue increase of $3 million, partially offset by a $1 million increase in other direct costs. Direct costs for our vacation ownership business increased $2 million, which were partially offset by a decrease in direct costs of $1 million for our co-branded credit card. Selling, general, and administrative expenses for our unallocated corporate expenses and vacation ownership business were flat for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.
Eliminations.    Eliminations of $23 million and $22 million for the three months ended March 31, 2013 and 2012, respectively, primarily represent fees charged by our management and franchising segments to our owned and leased hotels for managing their operations.

Non-GAAP Measure Reconciliation
We use the term Adjusted EBITDA throughout this quarterly report. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define consolidated Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro-rata share of unconsolidated hospitality ventures Adjusted EBITDA using our ownership percentage of each venture, adjusted to exclude the following items:

•	equity losses from unconsolidated hospitality ventures;

•	asset impairments;

•	other income, net;

•	depreciation and amortization;

•	interest expense; and

•	(provision) benefit for income taxes.
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
The following table sets forth Adjusted EBITDA by segment for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
(in millions, except percentages)	2013	2012	Better / (Worse)
Owned and leased hotels	$95	$93	$2	2.2%
Americas management and franchising	48	46	2	4.3%
ASPAC management and franchising	9	11	(2)	(18.2)%
EAME/SW Asia management	8	6	2	33.3%
Corporate and other	(29)	(31)	2	6.5%
Consolidated Adjusted EBITDA	$131	$125	$6	4.8%

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three months ended March 31, 2013 and 2012:

(in millions)	Three Months Ended March 31,
	2013	2012
Adjusted EBITDA	$131	$125
Equity losses from unconsolidated hospitality ventures	(1)	(1)
Asset impairments	(8)	—
Other income, net	2	12
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(16)	(18)
EBITDA	108	118
Depreciation and amortization	(88)	(86)
Interest expense	(17)	(18)
(Provision) benefit for income taxes	5	(4)
Net income attributable to Hyatt Hotels Corporation	$8	$10

Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments and cash generated from our operations. As part of our business strategy, we also recycle capital by using net proceeds from dispositions to support acquisitions and new investment opportunities. When appropriate, we will borrow cash under our revolving credit facility or from other third party sources, and may also raise funds by issuing debt or equity securities as necessary. We maintain a cash investment policy that emphasizes preservation of capital. At March 31, 2013 and December 31, 2012, we had cash and cash equivalents and short-term investments of $787 million and $927 million, respectively. We believe that our cash position, short-term investments and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives in the foreseeable future.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan. During the three months ended March 31, 2013, we continued to make purchases of our common stock under our previously approved repurchase program. During the three months ended March 31, 2013, we repurchased $27 million of the Company's Class A common stock. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. See Note 18 for further details of our 2013 repurchase plan which was announced on May 1, 2013 and provides authorization for the Company to repurchase an additional $200 million of common stock.
During the three months ended March 31, 2013, a third party acquired four hotels in France and we entered into management agreements and a related performance guarantee with the third party. The performance guarantee does not have an annual cap and the maximum total commitment under the performance guarantee is Euro 377 million, or $483 million, as of March 31, 2013. Our current expectation is that the likelihood of a significant payment under the performance guarantee in 2013 is low. We will become subject to the guarantee during the second quarter of 2013 with the conversion of the hotels to Hyatt management. See Note 11 to our condensed consolidated financial statements for further information.
On April 15, 2013, we announced that the redemption of our outstanding 2015 Notes will occur on May 10, 2013, of which an aggregate principal amount of $250 million is currently outstanding. In accordance with the terms of the 2015 Notes, the redemption price is expected to be approximately $281 million. On April 25, 2013 we announced that we have commenced a cash tender offer to repurchase any and all of our outstanding 2019 Notes. The terms and conditions on the Offer to Purchase are included in Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on April 25, 2013. Holders who validly tender any of their 2019 Notes at or prior to 5:00 p.m., New York City time, on May 3, 2013 will be eligible to receive an early tender premium as described in the Offer to Purchase. The Company's obligation to accept for purchase and pay the applicable consideration for validly tendered 2019 Notes is subject to, and conditioned upon certain conditions described in the Offer to Purchase, including, among others, the Company having received net proceeds from new indebtedness, on terms satisfactory to the Company in its sole discretion, sufficient to purchase all 2019 Notes validly tendered. See Note 18 for subsequent events related to our liquidity and capital resources.

Sources and Uses of Cash
At March 31, 2013 and December 31, 2012, we had cash and cash equivalents of $330 million and $413 million, respectively. Additionally, we had short-term investments in certificates of deposit and other marketable securities of $457 million and $514 million as of March 31, 2013 and December 31, 2012, respectively.

(in millions)	Three Months Ended March 31,
	2013	2012
Cash provided by (used in):
Operating activities	$27	$61
Investing activities	(103)	(49)
Financing activities	(18)	—
Effects of changes in exchange rate on cash and cash equivalents	11	(4)
Net increase (decrease) in cash and cash equivalents	$(83)	$8
Cash Flows from Operating Activities
Cash flows provided by operating activities totaled $27 million in the three months ended March 31, 2013, compared to $61 million in the same period last year. Cash flow from operations decreased in the three months ended March 31, 2013 when compared to the three months ended March 31, 2012 due primarily to greater working capital outflows in the current year compared to the prior year as a result of current year declines in compensation and benefits and other expenses.
Cash Flows from Investing Activities
Cash flows used in investing activities totaled $103 million in the three months ended March 31, 2013 compared to $49 million used in the same period last year. The increase in cash used in investing activities is due to acquisition activity during the three months ended March 31, 2013 and lower net proceeds from the maturity of securities compared to the three months ended March 31, 2012; specific activity in each period is as follows:
2013 Activity:

•	For the three months ended March 31, 2013, capital expenditures were $43 million (see "Capital Expenditures" below).

•	During the three months ended March 31, 2013, we acquired The Driskill in Austin, Texas for a purchase price of $85 million.

•
In the three months ended March 31, 2013, we sold three Hyatt Place properties for a combined $36 million, net of closing costs. We entered into a like-kind exchange agreement with an intermediary and have placed proceeds from the sales of two of the three properties, in the amount of $23 million, into restricted cash.

•
In the three months ended March 31, 2013, we invested a total of $36 million in unconsolidated hospitality ventures, which included $22 million related to our commitment to the development of a property in the state of Hawaii.

•	During the first three months of 2013, we had a total of $46 million in net proceeds from marketable securities and short-term investments.
2012 Activity:

•	For the three months ended March 31, 2012, capital expenditures were $95 million (see "Capital Expenditures" below).

•
During the first quarter of 2012, we invested a total of $22 million in unconsolidated hospitality ventures, which included $21 million related to our commitment to the development of a property in the state of Hawaii.

•	During the three months ended March 31, 2012, we had a total of $91 million in net proceeds from marketable securities and short-term investments.

Cash Flows from Financing Activities
Cash flows used in financing activities were $18 million for the three months ended March 31, 2013 compared to insignificant cash flows used in financing activities in the same period last year.
During the three months ended March 31, 2013, the Company repurchased 664,951 shares of Class A common stock for an aggregate purchase price of $27 million. During the three months ended March 31, 2013 and 2012 we had no drawings on our revolving credit facility, but we drew $11M on a construction loan for the development of a hotel in Brazil during the three months ended March 31, 2013.
The following is a summary of our debt to capital ratios:

(in millions, except percentages)	March 31, 2013	December 31, 2012
Consolidated debt (1)	$1,242	$1,233
Stockholders’ equity	4,804	4,821
Total capital	6,046	6,054
Total debt to total capital	20.5%	20.4%
Consolidated debt (1)	1,242	1,233
Less: Cash and cash equivalents and short-term investments	787	927
Net consolidated debt (cash and short-term investments)	455	306
Net debt to total capital	7.5%	5.1%

(1)
Excludes approximately $573 million and $568 million of our share of unconsolidated hospitality venture indebtedness as of March 31, 2013 and December 31, 2012, respectively, substantially all of which is non-recourse to us.

Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance, enhancements to existing properties and investment in new properties.
During the three months ended March 31, 2013, we had total capital expenditures of $43 million, which included $20 million for enhancements to existing properties, $14 million for maintenance and $9 million for investment in new properties. During the comparable period in 2012, our total capital expenditures were $95 million, which included $52 million for enhancements to existing properties, $23 million for maintenance and $20 million for investment in new properties. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations.
Senior Notes
The following table below sets forth the principal, maturity and interest rates of our Senior Notes. Interest on the Senior Notes is payable semi-annually.

Description	Principal Amount
2015 Notes	$250,000,000
2016 Notes	250,000,000
2019 Notes	250,000,000
2021 Notes	250,000,000
Total	$1,000,000,000
We are in compliance with all applicable covenants under the indenture governing our Senior Notes as of March 31, 2013. See Note 18 for a discussion of our redemption of our 2015 Notes and our tender offer to repurchase any and all of our 2019 Notes.

Revolving Credit Facility
We draw down upon our credit facility to provide financing for working capital and general corporate purposes, including commercial paper back-up and permitted investments and acquisitions. The borrowing availability under our revolving credit facility is $1.5 billion and the facility's expiration is September 9, 2016. There were no borrowings under the revolving credit facility during the three months ended March 31, 2013 and 2012, respectively. There was no outstanding balance on this credit facility at March 31, 2013 or December 31, 2012.
We did, however, have $100 million and $105 million in outstanding undrawn letters of credit that are issued under our revolving credit facility (which reduces the availability thereunder by the corresponding amount) as of March 31, 2013 and December 31, 2012, respectively.
We are in compliance with all applicable covenants as of March 31, 2013.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $113 million and $120 million in letters of credit outstanding at March 31, 2013 and December 31, 2012, respectively. We had letters of credit issued directly with financial institutions of $13 million and $15 million at March 31, 2013 and December 31, 2012. These letters of credit had weighted average fees of 129 basis points at March 31, 2013. The range of maturity on these letters of credit was up to one year as of March 31, 2013.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2012 Form 10-K. Since the date of our 2012 Form 10-K we have entered into a Euro 377 million or $483 million performance guarantee, as a result we are including here our policy for accounting for guarantees, which was initially included in our 2012 Form 10-K.
Guarantees
We enter into performance guarantees related to certain hotels that we manage or debt repayment guarantees with respect to certain hotels in which we hold an equity investment.  We record a liability for the fair value of these performance and debt repayment guarantees at their inception date. The offset depends on the circumstances in which the guarantee was issued.  We amortize the liability for the fair value of a guarantee into income over the term of the guarantee using a systematic and rational, risk-based approach. Performance guarantees are amortized into income in other income, net in the condensed consolidated income statement and debt guarantees that relate to our equity method investments are amortized into income in equity losses from unconsolidated hospitality ventures in the condensed consolidated income statement. On a quarterly basis, we evaluate the likelihood of funding a guarantee. To the extent we determine an obligation to fund under a guarantee is both probable and estimable, we will record a separate contingent liability. The expense related to the separate contingent liability is recognized in other income, net in the period that we determine funding is probable.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At March 31, 2013, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
Interest Rate Risk
In the normal course of business, we are exposed to the impact of interest rate changes due to our borrowing activities. Our objective is to manage the risk of interest rate changes on the results of operations, cash flows, and the market value of our debt by creating an appropriate balance between our fixed and floating-rate debt. Interest rate derivative transactions, including interest rate swaps, are entered into to maintain a level of exposure to interest rate variability that the Company deems acceptable.
As of March 31, 2013 and December 31, 2012, we held a total of four $25 million interest rate swap contracts, each of which expires on August 15, 2015. Taken together, these swap contracts effectively convert a total of $100 million of the $250 million of the 2015 Notes to floating rate debt based on three-month LIBOR plus a fixed rate component. The fixed rate component of the four swaps varies by contract, ranging from 4.5675% to 4.77%. The interest rate swaps were designated as a fair value hedge as their objective is to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as fair value hedges at inception and at March 31, 2013 and December 31, 2012 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes.
At March 31, 2013 and December 31, 2012, the fixed to floating interest rate swaps were recorded within other assets at a value of $1 million and $1 million, respectively, offset by a fair value adjustment to long-term debt of $1 million and $1 million, respectively. At March 31, 2013 and December 31, 2012, the difference between the other asset value and fair market value adjustment to long-term debt includes the ineffective portion of the swap life-to-date in insignificant amounts. See Note 9 to the accompanying condensed consolidated financial statements for further information on our interest rate risk.
A hypothetical 10% increase or decrease in average market interest rates would decrease or increase the fair value of our interest rate swap contracts by an insignificant amount.
Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. These foreign currency exposures typically arise from intercompany loans and other intercompany transactions. The U.S. dollar equivalent of the notional amount of the forward contracts as of March 31, 2013 and December 31, 2012 was $222 million and $254 million, respectively, all of which expire within the next twelve months. We intend to offset the gains and losses related to our intercompany loans and transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income attributable to Hyatt Hotels Corporation. We expect to continue this practice relating to our intercompany loans and transactions, and may also begin to manage the risks associated with other transactional and translational foreign currency volatility within our business. See Note 9 to the accompanying condensed consolidated financial statements for further information on our foreign currency exposures and exchange rate risk.

ITEM 4.     Controls and Procedures.
Disclosure Controls and Procedures.     The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission ("SEC") rules and forms. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this quarterly report, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting.     There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.
We are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, workers' compensation and other employee claims, intellectual property claims and claims related to our management of certain hotel properties. Most occurrences involving liability, claims of negligence and employees are covered by insurance with solvent insurance carriers. We recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material effect on our consolidated financial position, results of operations or liquidity. The disclosure below includes updates to certain legal proceedings included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. In addition, please see the legal proceedings disclosed in response to Item 3 to Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
In September 2012 a putative class action was filed against the Company, several other hotel companies and several online travel companies in federal district court in Connecticut seeking an unspecified amount of damages and equitable relief for an alleged violation of the federal antitrust laws. The online travel companies and the other hotel companies have also been named in other actions, and these cases and the case naming the Company have been consolidated by the Judicial Panel on Multi-District Litigation in the U.S. District Court, Northern District of Texas. The Company disputes the allegations and will defend its interests vigorously. We currently do not believe the ultimate outcome of this litigation will have a material effect on our consolidated financial position, results of operation or liquidity.

Item 1A. Risk Factors.

At March 31, 2013, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company's purchases of shares of Class A common stock during the quarter ended March 31, 2013:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number(or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Program
January 1 to January 31, 2013	12,123	$37.95	12,123	$63,217,836
February 1 to February 28, 2013	216,560	40.84	216,560	$54,372,611
March 1 to March 31, 2013	436,268	41.65	436,268	$36,203,082
Total	664,951	$41.32	664,951

(1) On August 1, 2012, we announced the approval of a share repurchase program pursuant to which we are authorized to purchase up to $200 million shares of Class A common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. The 2012 repurchase program does not have an expiration date. See Note 18 for a discussion of our 2013 share repurchase plan.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5.     Other Information.

None.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

3.1
Amended and Restated Certificate of Incorporation of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on November 2, 2009)

3.2
Certificate of Retirement of 38,000,000 Shares of Class B Common Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 17, 2009)

3.3
Certificate of Retirement of 539,588 Shares of Class B Common Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 16, 2010)

3.4
Certificate of Retirement of 8,987,695 Shares of Class B Common Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 18, 2011)

3.5
Certificate of Retirement of 863,721 Shares of Class B Common Stock (incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 001-34521) filed with the Securities and Exchange Commission on February 16, 2012)

3.6
Certificate of Retirement of 1,000,000 Shares of Class B Common Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 28, 2012)

3.7
Certificate of Retirement of 1,623,529 Shares of Class B Common Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 18, 2012)

3.8
Certificate of Retirement of 1,556,713 Shares of Class B Common Stock (incorporated by reference to Exhibit 3.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-34521) filed with the Securities and Exchange Commission on February 13, 2013)

10.1	Hyatt Hotels Corporation Second Amended and Restated Summary of Non-Employee Director Compensation (January 2013)

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

Hyatt Hotels Corporation

Date:	May 1, 2013	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Date:	May 1, 2013	By:	/s/ Gebhard F. Rainer
Gebhard F. Rainer
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)