Form 10-Q
period 2013-06-30
Hyatt Hotels Corp
filed 2013-07-31
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 26, 2013, there were 44,088,521 shares of the registrant’s Class A common stock, $0.01 par value, outstanding and 112,527,463 shares of the registrant’s Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.
HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
REVENUES:
Owned and leased hotels	$572	$528	$1,064	$1,001
Management and franchise fees	96	80	171	159
Other revenues	21	20	41	37
Other revenues from managed properties	403	386	791	775
Total revenues	1,092	1,014	2,067	1,972
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	413	389	804	766
Depreciation and amortization	85	89	173	175
Other direct costs	8	7	15	13
Selling, general, and administrative	75	70	159	163
Other costs from managed properties	403	386	791	775
Direct and selling, general, and administrative expenses	984	941	1,942	1,892
Net gains (losses) and interest income from marketable securities held to fund operating programs	—	(4)	10	10
Equity losses from unconsolidated hospitality ventures	(5)	—	(6)	(1)
Interest expense	(16)	(17)	(33)	(35)
Asset impairments	(3)	—	(11)	—
Gains on sales of real estate	99	—	99	—
Other income (loss), net	(16)	5	(14)	17
INCOME BEFORE INCOME TAXES	167	57	170	71
PROVISION FOR INCOME TAXES	(55)	(18)	(50)	(22)
NET INCOME	112	39	120	49
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$112	$39	$120	$49
EARNINGS PER SHARE - Basic
Net income	$0.70	$0.24	$0.75	$0.30
Net income attributable to Hyatt Hotels Corporation	$0.70	$0.24	$0.75	$0.30
EARNINGS PER SHARE - Diluted
Net income	$0.70	$0.24	$0.75	$0.30
Net income attributable to Hyatt Hotels Corporation	$0.70	$0.24	$0.75	$0.30
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income	$112	$39	$120	$49
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of income tax of $- and $1 for the three months ended and $- and $1 for the six months ended June 30, 2013 and 2012, respectively	(24)	(23)	(26)	(5)
Unrealized (losses) gains on available for sale securities, net of income tax of $- and $- for the three months ended and $- and $1 for the six months ended June 30, 2013 and 2012, respectively	—	(1)	—	1
Other comprehensive loss	(24)	(24)	(26)	(4)
COMPREHENSIVE INCOME	88	15	94	45
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$88	$15	$94	$45
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except per share amounts)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$718	$413
Restricted cash	151	72
Short-term investments	87	514
Receivables, net of allowances of $12 and $11 at June 30, 2013 and December 31, 2012, respectively	606	531
Inventories	74	80
Prepaids and other assets	85	83
Prepaid income taxes	22	12
Deferred tax assets	1	19
Assets held for sale	95	34
Total current assets	1,839	1,758
Investments	348	293
Property and equipment, net	3,942	4,139
Financing receivables, net of allowances	125	126
Goodwill	133	133
Intangibles, net	512	388
Deferred tax assets	170	183
Other assets	638	620
TOTAL ASSETS	$7,707	$7,640
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$14	$4
Accounts payable	110	138
Accrued expenses and other current liabilities	386	338
Accrued compensation and benefits	120	137
Liabilities held for sale	4	1
Total current liabilities	634	618
Long-term debt	1,265	1,229
Other long-term liabilities	1,094	962
Total liabilities	2,993	2,809
Commitments and contingencies (see Note 11)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of June 30, 2013 and December 31, 2012	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 44,670,413 outstanding and 44,706,686 issued at June 30, 2013, Class B common stock, $0.01 par value per share, 444,521,875 shares authorized, 112,527,463 shares issued and outstanding at June 30, 2013 and Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 46,631,778 outstanding and 46,668,051 issued at December 31, 2012, Class B common stock, $0.01 par value per share, 448,985,467 shares authorized 115,434,342 shares issued and outstanding at December 31, 2012	2	2
Additional paid-in capital	3,052	3,263
Retained earnings	1,725	1,605
Treasury stock at cost, 36,273 shares at June 30, 2013 and December 31, 2012	(1)	(1)
Accumulated other comprehensive loss	(74)	(48)
Total stockholders’ equity	4,704	4,821
Noncontrolling interests in consolidated subsidiaries	10	10
Total equity	4,714	4,831
TOTAL LIABILITIES AND EQUITY	$7,707	$7,640
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$120	$49
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173	175
Deferred income taxes	41	5
Asset impairments	11	—
Equity losses from unconsolidated hospitality ventures and distributions received	17	9
Foreign currency losses	3	2
Gains on sales of real estate	(99)	—
Realized gains from other marketable securities	—	(7)
Net unrealized gains from other marketable securities	—	(10)
Working capital changes and other	(104)	8
Net cash provided by operating activities	162	231
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(51)	(123)
Proceeds from marketable securities and short-term investments	484	231
Contributions to investments	(58)	(41)
Acquisitions, net of cash acquired	(85)	(179)
Capital expenditures	(92)	(157)
Issuance of notes receivable	—	(52)
Proceeds from sales of real estate and assets held for sale	208	—
Sales proceeds transferred to escrow as restricted cash	(135)	—
Real estate sale proceeds transferred from escrow to cash and cash equivalents	44	—
(Increase) Decrease in restricted cash - investing	3	(14)
Other investing activities	(6)	(18)
Net cash provided by (used in) investing activities	312	(353)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs of $3 million	356	—
Repayments of long-term debt	(304)	—
Repurchase of common stock	(223)	—
Other financing activities	(4)	(3)
Net cash used in financing activities	(175)	(3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	6	(5)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	305	(130)
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	413	534
CASH AND CASH EQUIVALENTS—END OF PERIOD	$718	$404
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$38	$34
Cash paid during the period for income taxes	$35	$21
Non-cash operating activities are as follows:
Non-cash performance guarantee (see Note 11)	$117	$—
Non-cash investing activities are as follows:
Non-cash contract acquisition costs (see Note 7)	$117	$—
Change in accrued capital expenditures	$(4)	$(38)

See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)

1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries ("Hyatt Hotels Corporation") provide hospitality services on a worldwide basis through the management, franchising and ownership of hospitality related businesses. As of June 30, 2013, we operated or franchised 265 full service, Hyatt-branded hotels, consisting of 108,434 rooms throughout the world. We hold ownership interests in certain of these hotels. As of June 30, 2013, we operated or franchised 234 select service, Hyatt-branded hotels with 31,279 rooms, of which 232 hotels are located in the United States. We operate these hotels in 46 countries throughout the world. We hold ownership interests in certain of these hotels. We develop, operate, manage, license or provide services to Hyatt-branded timeshare, fractional and other forms of residential or vacation properties.
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

In February 2013, the FASB released Accounting Standards Update No. 2013-02 ("ASU 2013-02"), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. The provisions of ASU 2013-02 are effective for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 resulted in additional disclosure within our equity footnote, see Note 12.

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

3.    EQUITY AND COST METHOD INVESTMENTS
We have investments that are recorded under both the equity and cost methods of accounting. These investments are considered to be an integral part of our business and are strategically and operationally important to our overall results. Our equity and cost method investment balances recorded at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Equity method investments	$277	$222
Cost method investments	71	71
Total investments	$348	$293

During the six months ended June 30, 2013, we increased our investment in a hospitality venture by $40 million, which is classified as an equity method investment, to develop, own and operate a hotel property in the state of Hawaii.
Income from cost method investments included in other income (loss), net in our condensed consolidated statements of income for the three and six months ended June 30, 2013 represents a $4 million preferred return. The three and six months ended June 30, 2012 included insignificant income from cost method investments.

The following table presents summarized financial information for all unconsolidated ventures in which we hold an investment that is accounted for under the equity method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenues	$249	$251	$475	$494
Gross operating profit	84	82	158	153
Income (loss) from continuing operations	(7)	5	(4)	3
Net income (loss)	(7)	5	(4)	3

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2013 and December 31, 2012, we had the following financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	$141	$141	$—	$—
Commercial paper	192	—	192	—
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	293	293	—	—
Equity securities	10	10	—	—
U.S. government obligations	112	—	112	—
U.S. government agencies	50	—	50	—
Corporate debt securities	145	—	145	—
Mortgage-backed securities	22	—	22	—
Asset-backed securities	14	—	14	—
Municipal and provincial notes and bonds	9	—	9	—
Derivative instruments
Foreign currency forward contracts	1	—	1	—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	$117	$117	$—	$—
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	275	275	—	—
Equity securities	10	10	—	—
U.S. government obligations	111	—	111	—
U.S. government agencies	68	—	68	—
Corporate debt securities	540	—	540	—
Mortgage-backed securities	22	—	22	—
Asset-backed securities	10	—	10	—
Municipal and provincial notes and bonds	15	—	15	—
Derivative instruments
Interest rate swaps	1	—	1	—
Foreign currency forward contracts	(1)	—	(1)	—
During the three and six months ended June 30, 2013 and June 30, 2012, there were no transfers between levels of the fair value hierarchy. Our policy is to recognize transfers in and transfers out as of the end of each quarterly reporting period.

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
We invest a portion of our cash balance into short-term interest bearing money market funds and commercial paper that have a maturity of less than ninety days. Consequently, the balances are recorded in cash and cash equivalents. The funds are held with open-ended registered investment companies and the fair value of the funds is classified as Level One as we are able to obtain market available pricing information on an ongoing basis. The commercial paper is classified as Level Two as we are able to obtain market prices for similar assets in active markets, quoted prices in inactive markets for identical assets and inputs other than quoted market prices that are observable for the asset.
Included in our portfolio of marketable securities are investments in debt and equity securities classified as available for sale. At June 30, 2013 and December 31, 2012 these were as follows:

	June 30, 2013
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate debt securities	$40	$8	$(8)	$40
U.S. government agencies and municipalities	7	—	—	7
Equity securities	9	1	—	10
Total	$56	$9	$(8)	$57

	December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate debt securities	$443	$8	$(8)	$443
U.S. government agencies and municipalities	31	—	—	31
Equity securities	9	1	—	10
Total	$483	$9	$(8)	$484

Gross realized gains and losses on available for sale securities were insignificant for the three and six months ended June 30, 2013 and 2012.

The table below summarizes available for sale fixed maturity securities by contractual maturity at June 30, 2013. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid with or without call or prepayment penalties. Securities not due at a single date are allocated based on weighted average life. Although a portion of our available for sale fixed maturity securities mature after one year, we have chosen to classify the entire portfolio as current. The portfolio's objectives are to preserve capital, provide liquidity to satisfy operating requirements, working capital purposes and strategic initiatives and capture a market rate of return. Therefore, since these securities represent funds available for current operations, the entire investment portfolio is classified as current assets.

	June 30, 2013
Contractual Maturity	Cost or Amortized Cost	Fair Value
Due in one year or less	$43	$43
Due in one to two years	4	4
Total	$47	$47
The impact to net income from total gains or losses included in net gains and interest income from marketable securities held to fund operating programs due to the change in unrealized gains or losses relating to assets still held at the reporting date for the three and six months ended June 30, 2013 and 2012 was insignificant.
Derivative Instruments
Our derivative instruments are foreign currency exchange rate instruments and interest rate swaps. The instruments are valued using an income approach with factors such as interest rates and yield curves, which represent market observable inputs and are generally classified as Level Two. Credit valuation adjustments may be made to ensure that derivatives are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality and our nonperformance risk. During the three months ended June 30, 2013, we redeemed all of our 2015 Notes and settled the related outstanding interest rate swaps, see Note 8 for further details on our debt settlement. As of December 31, 2012, the credit valuation adjustments were insignificant. See Note 9 for further details on our derivative instruments.
Mortgage Backed Securities
As of January 1, 2012, the balance of our Level Three mortgage backed securities was $2 million. During the six months ended June 30, 2012 we sold these securities for $2 million. There were no other significant purchases, issuances, settlements or gains or losses (realized or unrealized) related to our Level Three mortgage backed securities in the three and six months ended June 30, 2012. During the three and six months ended June 30, 2013, there were no purchases, issuances, settlements or gains or losses (realized or unrealized) related to our Level Three mortgage backed securities. As of June 30, 2013 and December 31, 2012, we had no Level Three mortgage backed securities.

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
We estimated the fair value of debt, excluding capital leases, which, as of June 30, 2013, consisted primarily of $250 million of 3.875% senior notes due 2016 (the "2016 Notes"), $196 million of 6.875% senior notes due 2019 (the "2019 Notes"), $250 million of 5.375% senior notes due 2021 (the "2021 Notes"), and $350 million of 3.375% senior notes due 2023 (the "2023 Notes" which, together with the 2016 Notes, the 2019 Notes, and the 2021 Notes are collectively referred to as the "Senior Notes"), and construction loans. As of December 31, 2012 the fair value of our debt included our $250 million of 5.750% senior notes due in 2015 (the "2015 Notes") which were redeemed in the quarter ended June 30, 2013, our 2016 Notes, our 2019 Notes, a portion of which were tendered during the quarter ended June 30, 2013, our 2021 Notes and our construction loans. Our Senior Notes are classified as Level Two due to the use and weighting of multiple market inputs in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities. Our construction loans have been classified as Level Three, as we subjectively determine the risk rating which impacts the discount rate.
The carrying amounts and fair values of our other financial instruments are as follows:

	Asset (Liability)
	June 30, 2013
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables
Secured financing to hotel owners	$310	$315	$—	$—	$315
Vacation ownership mortgage receivable	38	38	—	—	38
Unsecured financing to hotel owners	63	63	—	—	63
Debt, excluding capital lease obligations	(1,065)	(1,113)	—	(1,091)	(22)

	Asset (Liability)
	December 31, 2012
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables
Secured financing to hotel owners	$310	$314	$—	$—	$314
Vacation ownership mortgage receivable	39	39	—	—	39
Unsecured financing to hotel owners	64	64	—	—	64
Debt, excluding capital lease obligations	(1,017)	(1,137)	—	(1,126)	(11)

5.    FINANCING RECEIVABLES
We have divided our financing receivables, which include loans and other financing arrangements, into three portfolio segments based on their initial measurement, risk characteristics and our method for monitoring or assessing credit risk. These portfolio segments correspond directly with our assessed class of receivables and are as follows:

•
Secured Financing to Hotel Owners—These financing receivables are senior secured mortgage loans and are collateralized by hotel properties currently in operation. These loans consist primarily of a $277 million mortgage loan receivable to an unconsolidated hospitality venture which was formed to acquire ownership of a hotel property in Waikiki, Hawaii. This mortgage receivable has interest set at 30-day LIBOR +3.75% due monthly and a stated maturity date of July 2013. As a result, it is classified as a current receivable. This receivable was settled timely in July 2013. Secured financing to hotel owners also includes financing provided to certain franchisees for the renovation and conversion of certain franchised hotels. These franchisee loans accrue interest at fixed rates ranging between 5.0% and 5.5%.

•
Vacation Ownership Mortgage Receivables—These financing receivables are comprised of various mortgage loans related to our financing of vacation ownership interval sales. As of June 30, 2013, the weighted-average interest rate on vacation ownership mortgage receivables was 14.0%.

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

The three portfolio segments of financing receivables and their balances at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Secured financing to hotel owners	$317	$317
Vacation ownership mortgage receivables at various interest rates with varying payments through 2022	45	48
Unsecured financing to hotel owners	145	147
	507	512
Less allowance for losses	(96)	(99)
Less current portion included in receivables, net	(286)	(287)
Total long-term financing receivables, net	$125	$126
Financing receivables held by us as of June 30, 2013 are scheduled to mature as follows:

Year Ending December 31,	Secured Financing to Hotel Owners	Vacation Ownership Mortgage Receivables
2013	$278	$4
2014	1	8
2015	38	7
2016	—	6
2017	—	5
2018	—	4
Thereafter	—	11
Total	317	45
Less allowance	(7)	(7)
Net financing receivables	$310	$38
Allowance for Losses and Impairments
We individually assess all loans in the secured financing to hotel owners portfolio and the unsecured financing to hotel owners portfolio for impairment. We assess the vacation ownership mortgage receivables portfolio, which consists entirely of loans, for impairment on an aggregate basis. In addition to loans, we include other types of financing arrangements in unsecured financing to hotel owners which we do not assess individually for impairment. However, we do regularly evaluate our reserves for these other financing arrangements and record provisions in the financing receivables allowance as necessary. Impairment charges for loans within all three portfolios and reserves related to our other financing arrangements are recorded as provisions in the financing receivables allowance. We consider the provisions on all of our portfolio segments to be adequate based on the economic environment and our assessment of the future collectability of the outstanding loans.

The following tables summarize the activity in our financing receivables allowance for the three and six months ended June 30, 2013 and 2012:

	Secured Financing	Vacation Ownership	Unsecured Financing	Total
Allowance at January 1, 2013	$7	$9	$83	$99
Provisions	—	—	2	2
Write-offs	—	(1)	—	(1)
Recoveries	—	—	—	—
Other Adjustments	—	—	—	—
Allowance at March 31, 2013	$7	$8	$85	$100
Provisions	—	—	—	—
Write-offs	—	(1)	(2)	(3)
Recoveries	—	—	—	—
Other Adjustments	—	—	(1)	(1)
Allowance at June 30, 2013	$7	$7	$82	$96

	Secured Financing	Vacation Ownership	Unsecured Financing	Total
Allowance at January 1, 2012	$7	$8	$75	$90
Provisions	—	1	3	4
Write-offs	—	(1)	(3)	(4)
Recoveries	—	—	—	—
Other Adjustments	—	—	—	—
Allowance at March 31, 2012	$7	$8	$75	$90
Provisions	—	2	3	5
Write-offs	—	(2)	—	(2)
Recoveries	—	—	(2)	(2)
Other Adjustments	—	—	—	—
Allowance at June 30, 2012	$7	$8	$76	$91
Note: Amounts included in other adjustments represent currency translation on foreign currency denominated financing receivables.
We routinely evaluate loans within financing receivables for impairment. To determine whether an impairment has occurred, we evaluate the collectability of both interest and principal. A loan is considered to be impaired when the Company determines that it is probable that we will not be able to collect all amounts due under the contractual terms. We do not recognize interest income for impaired loans unless cash is received, in which case the payment is recorded to other income (loss), net in the accompanying condensed consolidated statements of income. During the three and six months ended June 30, 2013, we did not record any impairment charges for loans to hotel owners. During the three and six months ended June 30, 2012, we recorded impairment charges of $2 million and $3 million respectively, for loans to hotel owners. The gross value of our impaired loans and related reserve does increase, outside of impairments recognized, due to the accrual and related reserve of interest income on these loans.

An analysis of our loans included in secured financing to hotel owners and unsecured financing to hotel owners had the following impaired amounts at June 30, 2013 and December 31, 2012, all of which had a related allowance recorded against them:

Impaired Loans
June 30, 2013
	Gross Loan Balance (Principal and Interest)	Unpaid Principal Balance	Related Allowance	Average Recorded Loan Balance
Secured financing to hotel owners	$40	$40	$(7)	$40
Unsecured financing to hotel owners	52	38	(52)	53

Impaired Loans
December 31, 2012
	Gross Loan Balance (Principal and Interest)	Unpaid Principal Balance	Related Allowance	Average Recorded Loan Balance
Secured financing to hotel owners	$40	$39	$(7)	$40
Unsecured financing to hotel owners	53	40	(53)	51
Interest income recognized on these impaired loans within other income (loss), net on our condensed consolidated statements of income for the three and six months ended June 30, 2013 and 2012 was as follows:

Interest Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Secured financing to hotel owners	$1	$—	$1	$1
Unsecured financing to hotel owners	—	—	—	—
Credit Monitoring
On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity.

•	Past-due Receivables—We determine financing receivables to be past-due based on the contractual terms of each individual financing receivable agreement.

•
Non-Performing Receivables—Receivables are determined to be non-performing based upon the following criteria: (1) if interest or principal is more than 90 days past due for secured financing to hotel owners and unsecured financing to hotel owners; (2) if interest or principal is more than 120 days past due for vacation ownership mortgage receivables; or (3) if an impairment charge has been recorded for a loan or a provision established for our other financing arrangements. For the three and six months ended June 30, 2013 and 2012, no interest income was accrued for secured financing to hotel owners and unsecured financing to hotel owners more than 90 days past due or for vacation ownership receivables more than 120 days past due. For the three and six months ended June 30, 2013 and 2012, insignificant interest income was accrued for vacation ownership receivables past due more than 90 days but less than 120 days.

If a financing receivable is non-performing, we place the financing receivable on non-accrual status. We only recognize interest income when cash is received for financing receivables on non-accrual status. Accrual of interest income is resumed when the receivable becomes contractually current and collection doubts are removed.

The following tables summarize our aged analysis of past-due financing receivables by portfolio segment, the gross balance of financing receivables greater than 90 days past-due and the gross balance of financing receivables on non-accrual status as of June 30, 2013 and December 31, 2012:

Analysis of Financing Receivables
June 30, 2013
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
Acquisitions
The Driskill—During the six months ended June 30, 2013, we acquired The Driskill hotel in Austin, Texas ("The Driskill") for a purchase price of approximately $85 million. The Driskill has a long-standing presence in a market which we view as a key location for our guests. Due to the iconic nature of the hotel and its membership in the Historic Hotels of America and Associated Luxury Hotels International, we have chosen to retain The Driskill name. Of the total $85 million purchase price, significant assets acquired consist of $72 million of property and equipment, a $7 million indefinite-lived brand intangible, a $5 million management intangible and $1 million of other assets which have been included primarily in our owned and leased hotel segment.
Hyatt Regency Mexico City—During the six months ended June 30, 2012, we acquired all of the outstanding shares of capital stock of a company that owned a full service hotel in Mexico City, Mexico in order to expand our presence in the region. The total purchase price was approximately $202 million. As part of the purchase, we acquired cash and cash equivalents of $12 million, resulting in a net purchase price of $190 million. We began managing this property during the second quarter of 2012 as the Hyatt Regency Mexico City.
In conjunction with the acquisition, we entered into a holdback escrow agreement. Pursuant to the holdback escrow agreement, we withheld $11 million from the purchase price and placed it into an escrow account, which was classified as restricted cash on our condensed consolidated balance sheet. As of June 30, 2013, the funds in the escrow account had been released to the seller.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed for Hyatt Regency Mexico City as of the acquisition date, primarily in our owned and leased hotels segment (in millions):

Cash and cash equivalents	$12
Other current assets	4
Land, property, and equipment	190
Intangibles	12
Goodwill	29
Total assets	247
Current liabilities	4
Other long-term liabilities	41
Total liabilities	45
Total net assets acquired	$202

The acquisition created goodwill of Mexican Peso 404 million, or $29 million as of the date of acquisition, which is not deductible for tax purposes and is recorded within our owned and leased segment. The definite lived intangibles, which are substantially comprised of management intangibles, are being amortized over a weighted average useful life of 17 years. The other long-term liabilities acquired consist primarily of a $41 million deferred tax liability, the majority of which relates to property and equipment.
Dispositions
Hyatt Place—During the six months ended June 30, 2013, we sold three Hyatt Place properties for a combined $36 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of approximately $2 million. These properties had been classified as assets and liabilities held for sale as of December 31, 2012. The Company retained long-term management agreements for each hotel with the purchaser of the hotels. The gain on sale has been deferred and is being recognized in management and franchise fees over the term of the management contracts, within our Americas management and franchising segment. The operations of the hotels prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements", below, as proceeds from two of the three properties sold have been held as restricted for use in a potential like-kind exchange.
Hyatt Fisherman's Wharf—During the three months ended June 30, 2013, we sold Hyatt Fisherman's Wharf for $100 million, net of closing costs, to an unrelated third party, and entered into a long-term franchise agreement with the owner of the property. The sale resulted in a pre-tax gain of $55 million, which has been recognized in gains on sales of real estate on our condensed consolidated statements of income during the three and six months ended June 30, 2013. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sale of Hyatt Fisherman's Wharf have been held as restricted for use in a potential like-kind exchange.
Hyatt Santa Barbara—During the three months ended June 30, 2013, we sold Hyatt Santa Barbara for $60 million, net of closing costs, to an unrelated third party, and entered into a long-term franchise agreement with the owner of the property. The sale resulted in a pre-tax gain of $44 million, which has been recognized in gains on sales of real estate on our condensed consolidated statements of income during the three and six months ended June 30, 2013. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Artwork - During the three months ended March 31, 2013, we committed to a plan to sell artwork. As a result, we classified the value of the artwork as assets held for sale in the amount of $4 million as of March 31, 2013. During the three months ended June 30, 2013, we closed on the sale of the artwork to an unrelated third party and recognized a pre-tax gain of $29 million which was recognized in other income (loss), net on our condensed consolidated statements of income. As of June 30, 2013 a portion of the proceeds had been received and the remaining proceeds have been recognized within accounts receivable and are expected to be received in the third quarter of 2013. See "Like-Kind Exchange Agreements" below, as proceeds from the sale of artwork have been held as restricted for use in a potential like-kind exchange.
Like-Kind Exchange Agreements
In conjunction with the second quarter 2013 sale of Hyatt Fisherman's Wharf, we entered into a like-kind exchange agreement with an intermediary. Pursuant to the like-kind exchange agreement, the proceeds from the sale of this hotel were placed into an escrow account administered by an intermediary. Accordingly, we classified net proceeds of $100 million related to this property as restricted cash on our condensed consolidated balance sheets as of June 30, 2013.
In conjunction with the first quarter 2013 sale of two of the three Hyatt Place properties discussed above, we entered into a like-kind exchange agreement with an intermediary. Pursuant to the like-kind exchange agreement, the proceeds from the sales of these two hotels were placed into an escrow account administered by an intermediary. Accordingly, we classified the net proceeds of $23 million related to these two properties as restricted cash on our condensed consolidated balance sheets as of June 30, 2013.
During the six months ended June 30, 2013, we released the net proceeds from the 2012 sales of four Hyatt Place properties of $44 million from restricted cash on our condensed consolidated balance sheets, as a like-kind exchange agreement was not consummated within allowable time periods.
In conjunction with the second quarter sale of artwork, we placed proceeds received into restricted cash pursuant to a like-kind exchange agreement administered by an intermediary. We intend to use a portion of the proceeds to fund future artwork purchases and we anticipate receiving the remainder of the proceeds in the third quarter of 2013.
Assets Held for Sale
During the second quarter of 2013, we committed to a plan to sell a full service hotel and classified the related assets and liabilities within our owned and leased hotels segment as held for sale at June 30, 2013. Assets held for sale related to this full service hotel were $95 million, of which $91 million related to property and equipment, net. Liabilities held for sale were $4 million. As this property is classified as held for sale, we are required to record the value at the lower of cost or market. We determined that in order to record this property at the lower of cost or market, as determined by a best estimate of expected sales price, it was necessary to record a $3 million impairment charge. The charge was recorded to asset impairments, and was based on the aforementioned best estimate of the sales price, net of closing costs.

7.    GOODWILL AND INTANGIBLE ASSETS
We review the carrying value of our goodwill and indefinite lived brand intangible by performing either a qualitative assessment or a two-step process. Under step one, we compare the carrying value of our brand intangible, and our goodwill at the reporting unit level, to their respective fair values during our annual impairment test in the fourth quarter or more often as needed. We define a reporting unit at the individual property or business level. When determining fair value in step one, we utilize internally developed discounted future cash flow models, third party appraisals and, if appropriate, current estimated net sales proceeds from pending offers. We then compare the estimated fair value to our carrying value. If the carrying value of our indefinite lived brand intangible is in excess of the fair value, an impairment charge is recognized in an amount equal to the excess. If the carrying value of our goodwill is in excess of the fair value, we must determine our implied fair value of goodwill to evaluate if any impairment charge is necessary. During the three and six months ended June 30, 2013 and 2012, no impairment charges were recorded related to goodwill or our indefinite lived intangible asset.
Goodwill was $133 million at June 30, 2013 and December 31, 2012. During the three months ended March 31, 2013, we preliminarily recognized $9 million of goodwill in conjunction with the acquisition of The Driskill (see Note 6). Our final valuation resulted in higher value attributed to the assets acquired and therefore we determined the acquisition did not result in goodwill. As part of The Driskill acquisition, we acquired an indefinite-lived brand intangible of $7 million, see Note 6.

Definite lived intangible assets primarily include contract acquisition costs, acquired lease rights, and acquired franchise and management intangibles. Contract acquisition costs and franchise and management intangibles are generally amortized on a straight-line basis over their contract terms, which range from approximately 5 to 40 years and 20 to 30 years, respectively. Acquired lease rights are amortized on a straight-line basis over the lease term. Definite lived intangibles are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. During the six months ended June 30, 2013, we entered into 30 year management agreements for four hotels in France. Using exchange rates at June 30, 2013, the value of the contract acquisition cost at inception was $117 million. The intangible is being amortized into expense on a straight-line basis over the 30 year term of the management agreements, which began in the second quarter of 2013 in conjunction with the conversion of the hotels to Hyatt management. There were no impairment charges related to intangible assets with definite lives during the three and six months ended June 30, 2013 and 2012.
The following is a summary of intangible assets at June 30, 2013 and December 31, 2012:

	June 30, 2013	Weighted Average Useful Lives in Years	December 31, 2012
Contract acquisition costs	$333	26	$203
Acquired lease rights	132	112	139
Franchise and management intangibles	128	25	122
Brand Intangible	7	—	—
Other	7	14	10
	607		474
Accumulated amortization	(95)		(86)
Intangibles, net	$512		$388
Amortization expense relating to intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amortization expense	$6	$7	$12	$12

8.    DEBT
Long-term debt, net of current maturities, at June 30, 2013 and December 31, 2012 was $1,265 million and $1,229 million, respectively.
Senior Notes—During the three months ended June 30, 2013, we issued and sold $350 million 3.375% Senior Notes due July 15, 2023 at a public offering price of 99.498%. We received net proceeds of $345 million from the sale of the 2023 Notes, after deducting underwriters' discounts and offering expenses. We used the net proceeds to pay the redemption price (as defined below) in connection with the redemption of the 2015 Notes and to repurchase the 2019 Notes tendered in the cash tender offer, with any remaining proceeds intended to be used for general corporate purposes. Interest on the 2023 Notes is payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2014. See Note 9 for the interest rate lock associated with the 2023 Notes.
Debt Redemption—During the three months ended June 30, 2013, we redeemed all of our outstanding 2015 Notes, of which an aggregate principal amount of $250 million was outstanding. The redemption price, which was calculated in accordance with the terms of the 2015 Notes and included principal plus a make-whole premium, was $278 million. See Note 9 for the settlement of the interest rate swaps associated with the 2015 Notes.
After the issuance of our 2015 Notes, we entered into eight $25 million interest rate swap contracts. During the year ended December 31, 2012, we terminated four of the eight interest rate swap contracts, for which we received cash payments of $8 million to settle the fair value of the swaps. The cash received from the termination of the four swaps was being amortized from the settlement date as a benefit to interest expense over the remaining term of the 2015 Notes. During the three months ended June 30, 2013 we settled the remaining four outstanding interest rate swap agreements. At the time the 2015 Notes were redeemed, we recognized a gain of $7 million, which included the remaining unamortized benefit from the settlement of the initial four swaps during 2012 of $5 million and a gain on the remaining four swaps of $2 million that were terminated in 2013 in anticipation of the 2015

Note redemption. The gain is included within debt settlement costs in other income (loss), net on the condensed consolidated statements of income. See Note 9 for the settlement of the interest rate swaps associated with the 2015 Notes.
Tender Offer—During the three months ended June 30, 2013, we completed a cash tender offer (the "cash tender offer") for any and all of our 2019 Notes, of which an aggregate principal amount of $250 million was outstanding. We purchased $54 million aggregate principal amount of 2019 Notes in the cash tender offer at a purchase price of $66 million, which included premiums payable in connection with the cash tender offer. Following the cash tender offer, $196 million aggregate principal amount of 2019 Notes remains outstanding.
Floating Average Rate Construction Loan—During the year ended December 31, 2012, we obtained a construction loan in order to develop a hotel in Brazil. The term of this loan is up to 18 years and the interest is at a floating average rate estimated at 7.5%. As of June 30, 2013, we had borrowed $11 million against this construction loan of which $4 million has not yet been utilized in construction and is therefore held in restricted cash.

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
As of December 31, 2012, we held a total of four $25 million interest rate swap contracts, each of which were set to expire on August 15, 2015. Taken together, these swap contracts effectively converted a total of $100 million of the $250 million of our 2015 Notes to floating rate debt based on three-month LIBOR plus a fixed rate component. The fixed rate component of the four swaps varied by contract, ranging from 4.5675% to 4.77%. The interest rate swaps were designated as fair value hedges, as their objective was to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as fair value hedges at inception and at December 31, 2012 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes prior to their redemption during the three month period ended June 30, 2013. The swaps were settled in anticipation of the redemption of the 2015 Notes. We received $2 million of cash payments to settle the fair value of the swaps during the three and six months ended June 30, 2013 which included an insignificant amount of accrued interest. The cash received offset premiums paid at the time of the settlement of the 2015 Notes. See Note 8 for a discussion of the settlement of our 2015 Notes.
At December 31, 2012, the fixed to floating interest rate swaps were recorded within other assets at a value of $1 million offset by a fair value adjustment to long-term debt of $1 million. At December 31, 2012, the difference between the other asset value and fair market value adjustment to long-term debt includes the ineffective portion of the swap life-to-date which was insignificant.
Interest Rate Lock—During the three months ended June 30, 2013, we entered into treasury-lock derivative instruments with $175 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the 2023 Notes issued during the three months ending June 30, 2013, see Note 8, as changes in the benchmark interest rate would result in variability in cash flows related to such debt. These derivative instruments were designated as cash flow hedges at inception and were highly effective in offsetting fluctuations in the benchmark interest rate.
During the three months ended June 30, 2013, we settled the aforementioned treasury-lock derivative instruments at the date of issuance of the 2023 Notes. The $1 million loss on the settlement was recorded to accumulated other comprehensive loss and will be amortized to interest expense over the life of the 2023 Notes. For the three and six months ended June 30, 2013, the amount of incremental interest expense was insignificant.
Foreign Currency Exchange Rate Instruments—We transact business in various foreign currencies and utilize foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Our strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany loans and other intercompany transactions. Our foreign currency forward contracts generally settle within 12 months. We do not use these forward contracts for trading purposes. We do not designate these forward contracts as hedging instruments. Accordingly, we record the fair value of these contracts as of the end of our reporting period to our condensed consolidated balance sheets with changes in fair value recorded in our condensed consolidated statements of income within other income (loss), net for both realized and unrealized gains and losses. The balance sheet classification for the fair values of these forward contracts is to prepaids and other assets for unrealized gains and to accrued expenses and other current liabilities for unrealized losses. At June 30, 2013, the foreign currency forward contracts were recorded within prepaids and other assets at a value of $1 million while contracts recorded within accrued expenses and other current liabilities were insignificant. At December 31, 2012, the foreign currency forward contracts were recorded within accrued expenses and other current liabilities at a value of $1 million while contracts recorded within prepaids and other assets were insignificant.
The U.S. dollar equivalent of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany loans, with terms of less than one year, is as follows (in U.S. dollars):

	June 30, 2013	December 31, 2012
Pound Sterling	$156	$161
Korean Won	34	31
Swiss Franc	29	32
Canadian Dollar	—	30
Total notional amount of forward contracts	$219	$254
Certain energy contracts at our hotel facilities include derivatives. However, we qualify for and have elected the normal purchases or sales exemption for these derivatives.

The effects of derivative instruments on our condensed consolidated financial statements were as follows for the three and six months ended June 30, 2013 and 2012:
Effect of Derivative Instruments on Income

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Gain (Loss)	2013	2012	2013	2012
Fair value hedges:
Interest rate swaps
Gains on derivatives	Other income (loss), net*	$—	$1	$—	$1
Losses on borrowings	Other income (loss), net*	—	(1)	—	(1)

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Gain (Loss)	2013	2012	2013	2012
Derivatives not designated as hedges:
Foreign currency forward contracts	Other income (loss), net	$—	$4	$11	$(2)

*
For the three and six months ended June 30, 2013, there was an insignificant gain recognized in income related to the ineffective portion of these hedges. For the three and six months ended June 30, 2012, there was an insignificant loss recognized in income related to the ineffective portion of these hedges. No amounts were excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2013 and 2012.

10.    INCOME TAXES

The effective income tax rates for the three months ended June 30, 2013 and 2012 were 33.2% and 30.3% respectively. The effective income tax rates for the six months ended June 30, 2013 and 2012 were 29.7% and 30.8% respectively.
For the three months ended June 30, 2013, the effective tax rate differs from the U.S. statutory federal income tax rate of 35% primarily due to a benefit of $4 million (including $2 million of interest and penalties) related to the expiration of statutes of limitations in certain foreign locations and a benefit of $2 million with respect to foreign currency fluctuations on uncertain tax positions. For the six months ended June 30, 2013, the effective tax rate differs from the U.S. statutory federal income tax rate of 35% primarily due to a $4 million benefit for an adjustment to certain deferred tax assets that should have been recorded in prior periods, a benefit of $3 million (including $1 million interest) related to the settlement of tax audits, a benefit of $4 million (including $2 million of interest and penalties) related to the expiration of statutes of limitations in certain foreign locations, and a benefit of $2 million with respect to foreign currency fluctuations related to uncertain tax positions.
For the three months ended June 30, 2012, the effective tax rate was lower than the U.S. statutory federal income tax rate of 35% primarily due to foreign earnings subject to tax at rates below the U.S. rate and the recognition of foreign tax credits of $10 million. These benefits are partially offset by a provision of approximately $7 million resulting from a reduction in the deferred tax assets of certain non-consolidated investments. For the six months ended June 30, 2012, the effective tax rate was lower than the U.S. statutory federal income tax rate of 35% primarily due to the recognition of foreign tax credits of $10 million and a release of $5 million in reserves for interest related to our treatment for expensing certain renovation costs in prior years. The rate was further reduced by foreign earnings subject to tax at rates below the U.S. rate. These benefits are partially offset by the $7 million provision described above as well as a provision of approximately $4 million (including $2 million of interest and penalties) for uncertain tax positions in foreign jurisdictions.
Total unrecognized tax benefits were $51 million and $75 million at June 30, 2013 and December 31, 2012, respectively, of which $27 million and $42 million, respectively, would impact the effective tax rate if recognized. It is reasonably possible that a reduction of up to $6 million of unrecognized tax benefits could occur within twelve months resulting from the resolution of tax audits and the expiration of certain statutes of limitations.

11.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:
Commitments—As of June 30, 2013, we are committed, under certain conditions, to lend or invest up to $490 million, net of any related letters of credit, in various business ventures.
Significant items included in the $490 million in commitments are the following:

•
Our share of a hospitality venture’s commitment to purchase a hotel within a to-be completed building in New York City for a total purchase price of $375 million. The hospitality venture will be funded upon the purchase of the hotel, and our share of the purchase price commitment is 66.67% (or approximately $250 million). In accordance with the purchase agreement, we have agreed to fund a $50 million letter of credit as security towards this future purchase obligation. The agreement stipulates that the purchase of the completed property is contingent upon the completion of certain contractual milestones. The $50 million funded letter of credit is included as part of our total letters of credit outstanding at June 30, 2013, and therefore netted against our future commitments amount disclosed above. For further discussion, see the "Letters of Credit" section of this footnote.

•
Our commitment to develop, own and operate a hotel property in the state of Hawaii through a hospitality venture formed in 2010. The expected remaining commitment under the hospitality venture agreement at June 30, 2013 is $18 million. The hotel is expected to open in the second half of 2013.

Performance Guarantees—Certain of our contractual arrangements with third party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. During the three and six months ended June 30, 2013, we recorded an insignificant and $1 million charge related to these agreements, respectively. Under these agreements, we had $115 million, net of amortization and currency translation, recorded as of June 30, 2013. The remaining maximum potential payments related to these agreements are $512 million.
Included within the remaining maximum potential performance guarantees of $512 million is a performance guarantee agreement which we entered into during the six months ended June 30, 2013 related to management agreements for four hotels in France. In connection with the inception of the performance guarantee we recognized a liability for the fair value of our guarantee obligation within other long term liabilities on our condensed consolidated balance sheets in the amount of Euro 90 million, or $117 million using exchange rates as of June 30, 2013. The performance guarantee does not have an annual cap and the maximum total commitment under the performance guarantee is Euro 377 million, or $490 million, as of June 30, 2013. The performance guarantee liability is being amortized using a systematic and rational, risk-based approach over the seven year term of the performance guarantee. During the three and six months ended June 30, 2013, we amortized $1 million of this liability as income to other income (loss), net on the condensed consolidated statements of income.
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. As of June 30, 2013, there were no amounts recorded in accrued expenses and other current liabilities related to these performance test clauses.

Debt Repayment Guarantees—We have entered into various debt repayment guarantees related to our hospitality venture investments in certain properties. The maximum exposure under these agreements as of June 30, 2013 was $291 million. As of June 30, 2013, we had a $10 million liability representing the carrying value of these guarantees. Included within the $291 million in debt repayment guarantees are the following:

Property Description	Maximum Guarantee Amount	Amount Recorded at June 30, 2013
Vacation ownership development	$110	$1
Hotel property in Brazil	75	3
Hawaii hotel development	48	1
Hotel property in Minnesota	25	5
Other	33	—
Total Debt Repayment Guarantees	$291	$10
With respect to debt repayment guarantees related to certain hospitality venture properties, the Company has agreements with its respective partners that require each partner to pay a pro-rata portion of the guarantee amount based on each partner’s ownership percentage. Assuming successful enforcement of these agreements, our maximum exposure under our various debt repayment guarantees as of June 30, 2013, would be $155 million.
Surety Bonds—Surety bonds issued on our behalf totaled $23 million at June 30, 2013, and primarily relate to workers’ compensation, taxes, licenses, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf as of June 30, 2013 totaled $114 million, the majority of which relate to our ongoing operations. Of the $114 million letters of credit outstanding, $101 million reduces the available capacity under our revolving credit facility.
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

12.    EQUITY
Stockholders’ Equity and Noncontrolling Interests—The following table details the equity activity for the six months ended June 30, 2013 and 2012, respectively.

	Stockholders’ equity	Noncontrolling interests in consolidated subsidiaries	Total equity
Balance at January 1, 2013	$4,821	$10	$4,831
Net income	120	—	120
Other comprehensive loss	(26)	—	(26)
Repurchase of common stock	(223)	—	(223)
Directors compensation	1	—	1
Employee stock plan issuance	1	—	1
Share based payment activity	10	—	10
Balance at June 30, 2013	$4,704	$10	$4,714

Balance at January 1, 2012	$4,818	$10	$4,828
Net income	49	—	49
Other comprehensive loss	(4)	—	(4)
Directors compensation	1	—	1
Share based payment activity	9	—	9
Balance at June 30, 2012	$4,873	$10	$4,883

Accumulated Other Comprehensive Loss—The following table details the accumulated other comprehensive loss activity for the six months ended June 30, 2013 and 2012, respectively.

	Balance at January 1, 2013	Current period other comprehensive loss before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss (a)	Balance at June 30, 2013
Foreign currency translation adjustments	$(35)	$(28)	$2	$(61)
Unrealized gain (loss) on AFS securities	—	—		—
Unrecognized pension cost	(6)	—		(6)
Unrealized loss on derivative instruments	(7)	—		(7)
Accumulated Other Comprehensive Loss	$(48)	$(28)	$2	$(74)
(a) Foreign currency translation adjustments, net of an insignificant tax impact, reclassified from accumulated other comprehensive loss were recognized within equity losses from unconsolidated hospitality ventures on the condensed consolidated statements of income.

	Balance at January 1, 2012	Current period other comprehensive income (loss)		Balance at June 30, 2012
Foreign currency translation adjustments	$(64)	$(5)		$(69)
Unrealized gain (loss) on AFS securities	(2)	1		(1)
Unrecognized pension cost	(6)	—		(6)
Unrealized loss on derivative instruments	(8)	—		(8)
Accumulated Other Comprehensive Loss	$(80)	$(4)		$(84)

Share Repurchase—During the six months ended June 30, 2013, we announced that the Board of Directors authorized the repurchase of up to an additional $200 million of the Company's common stock, in addition to the authorization to repurchase $200 million of the Company's common stock in 2012. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion. During the six months ended June 30, 2013, the Company repurchased 5,433,587 shares of common stock at a weighted average price of $41.13 per share, for an aggregate purchase price of $223 million, excluding related expenses, which were insignificant. The shares repurchased represented approximately 3% of the Company's total shares of common stock outstanding as of December 31, 2012. The shares of Class A common stock that were repurchased on the open market were retired and returned to authorized and unissued status while the shares of Class B common stock that were repurchased were retired and the total number of authorized Class B shares was reduced by the number of shares repurchased. As of June 30, 2013 we had $40 million remaining under the current share repurchase authorization.

13.    STOCK-BASED COMPENSATION
As part of our long-term incentive plan, we award Stock Appreciation Rights ("SARs"), Restricted Stock Units ("RSUs"), Performance Share Units ("PSUs"), and Performance Vested Restricted Stock ("PSSs") to certain employees. Compensation expense and unearned compensation figures within this note exclude amounts related to employees of our managed hotels as this expense has been and will continue to be reimbursed by our third party hotel owners and is recorded in other revenues from managed properties and other costs from managed properties in our condensed consolidated statements of income. Expenses for awards that are not reimbursed to us by our third party hotel owners for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock appreciation rights	$2	$2	$4	$4
Restricted stock units	4	3	8	6
Performance share units and Performance vested restricted stock	—	—	1	1
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
During the six months ended June 30, 2013, the Company granted 526,917 SARs to employees with a weighted average grant date fair value of $17.98. The fair value of each SAR was estimated on the date of grant using the Black-Scholes-Merton option-valuation model.
Restricted Stock Units—The Company grants both RSUs that may be settled in stock and RSUs that may be settled in cash. Each vested stock-settled RSU will be settled with a single share of our Class A common stock. The value of the stock-settled RSUs was based on the closing stock price of our Class A common stock as of the grant date. We record compensation expense earned for RSUs on a straight-line basis from the date of grant. In certain situations we also grant cash-settled RSUs which are recorded as a liability instrument. The liability and related expense for cash-settled RSUs are insignificant as of, and for the three and six months ended June 30, 2013. During the six months ended June 30, 2013, the Company granted a total of 455,328 RSUs (an insignificant portion of which are cash-settled RSUs) to employees which, with respect to stock-settled RSUs, had a weighted average grant date fair value of $43.43.
Performance Share Units and Performance Vested Restricted Stock—The Company has granted to certain executive officers both PSUs, which are performance stock units, and PSSs, which are performance vested restricted stock. The number of PSUs that will ultimately vest and be paid out in Class A common stock and the number of PSSs that will ultimately vest, with no further restrictions, on transfer depends upon the performance of the Company at the end of the applicable three year performance period relative to the applicable performance target. During the six months ended June 30, 2013, the Company granted to its executive officers a total of 218,686 PSSs, which vest in full if the maximum performance metric is achieved. At the end of the performance period, the PSSs that do not vest will be forfeited. The PSSs had a weighted average grant date fair value of $43.44. The performance period is three years beginning January 1, 2013 and ending December 31, 2015. The PSSs will vest at the end of the performance period only if the performance threshold is met; there is no interim performance metric.
Our total unearned compensation for our stock-based compensation programs as of June 30, 2013 was $18 million for SARs, $39 million for RSUs and $6 million for PSUs and PSSs, which will be recorded to compensation expense primarily over the next four years with respect to SARs and RSUs and over the next three years with respect to PSUs and PSSs. The amortization for certain RSU awards extends to seven years.

14.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the notes to the condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Leases—Our corporate headquarters has been located at the Hyatt Center in Chicago, Illinois, since 2005. A subsidiary of the Company holds a master lease for a portion of the Hyatt Center and has entered into sublease agreements with certain related parties. During the six months ended June 30, 2012, one of these sublease agreements was amended to reduce the related party's occupied space. As a result, we received a payment of $4 million in 2012, representing the discounted future sublease payments, less furniture and fixtures acquired. Future sublease income from sublease agreements with related parties under our master lease is $10 million.
Legal Services—A partner in a law firm that provided services to us throughout the six months ended June 30, 2013 and 2012 is the brother-in-law of our Executive Chairman. We incurred insignificant legal fees with this firm for the three months ended June 30, 2013 and 2012, respectively. We incurred $1 million in legal fees with this firm in each six month period ended June 30, 2013 and 2012. Legal fees, when expensed, are included in selling, general and administrative expenses. As of June 30, 2013, and December 31, 2012, we had $1 million and insignificant amounts due to the law firm, respectively.
Other Services—A member of our board of directors is a partner in a firm whose affiliates own hotels from which we recorded management and franchise fees of $2 million and $1 million during the three months ended June 30, 2013 and 2012, respectively, and $4 million and $3 million during the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012, we had $1 million in receivables due from these properties.
Equity Method Investments—We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We recorded fees of $8 million and $9 million for the three months ended June 30, 2013 and 2012, respectively. We recorded fees of $16 million and $19 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012, we had receivables due from these properties of $11 million and $7 million, respectively. In addition, in some cases we provide loans (see Note 5) or guarantees (see Note 11) to these entities. Our ownership interest in these equity method investments generally varies from 8% to 65%.
Share Repurchase—During 2013, we repurchased 2,906,879 shares of Class B common stock at a weighted average price of $41.36 per a share, for an aggregate purchase price of approximately $120 million. The shares repurchased represented approximately 2% of the Company's total shares of common stock outstanding prior to the repurchase. The shares of Class B common stock were repurchased from trusts held for the benefit of certain Pritzker family members in privately-negotiated transactions and were retired, thereby reducing the total number of shares outstanding and reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.

15.    SEGMENT INFORMATION
Our operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker to assess performance and make decisions regarding the allocation of resources. Our chief operating decision maker is the Chief Executive Officer. Our results for the three and six months ended June 30, 2013 reflect the segment structure of our organization following our realignment, which was effective during the fourth quarter of 2012. Segment results presented here for the three and six months ended June 30, 2012 have been recast to show our results as if our new operating structure had existed in this period.

Following the realignment, our four operating segments, which comprise our reportable segments and are defined below, are (1) owned and leased hotels; (2) Americas management and franchising; (3) ASPAC management and franchising; and (4) EAME/SW Asia management. Our unallocated corporate overhead, the results of our vacation ownership business, and the results of our Hyatt co-branded credit card continue to be reported within corporate and other. We define our reportable segments as follows:
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
Our chief operating decision maker evaluates performance and makes decisions regarding the allocation of resources based on each segment’s Adjusted EBITDA. We define Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro-rata share of unconsolidated hospitality ventures' Adjusted EBITDA before equity losses from unconsolidated hospitality ventures; asset impairments; other income (loss), net; gains on sales of real estate; depreciation and amortization; interest expense; and provision for income taxes.

The table below shows summarized consolidated financial information by segment. Included within corporate and other are unallocated corporate expenses, revenues and expenses on our vacation ownership properties, and the results of our co-branded credit card.

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Owned and Leased Hotels (a)
Revenues	$572	$528	$1,064	$1,001
Adjusted EBITDA	145	132	240	225
Depreciation and Amortization	77	81	158	161
Americas Management and Franchising
Revenues	443	436	865	870
Intersegment Revenues (b)	24	22	43	40
Adjusted EBITDA	62	54	110	100
Depreciation and Amortization	4	6	9	10
ASPAC Management and Franchising
Revenues	40	29	75	60
Intersegment Revenues (b)	—	—	1	1
Adjusted EBITDA	14	11	23	22
Depreciation and Amortization	—	—	—	—
EAME/SW Asia Management
Revenues	40	23	65	44
Intersegment Revenues (b)	5	4	8	7
Adjusted EBITDA	20	8	28	14
Depreciation and Amortization	2	1	2	1
Corporate and other
Revenues	26	24	50	45
Adjusted EBITDA	(29)	(25)	(58)	(56)
Depreciation and Amortization	2	1	4	3
Eliminations (b)
Revenues	(29)	(26)	(52)	(48)
Adjusted EBITDA	—	—	—	—
Depreciation and Amortization	—	—	—	—
TOTAL
Revenues	$1,092	$1,014	$2,067	$1,972
Adjusted EBITDA	212	180	343	305
Depreciation and Amortization	85	89	173	175

(a)
During the second quarter of 2013, we classified a property as held for sale. We conducted an analysis to determine if our carrying value is greater than fair value based on expected sales price. As a result of this assessment we recorded a $3 million impairment charge to asset impairments in the condensed consolidated statements of income in the three and six months ended June 30, 2013. In conjunction with our regular assessment of impairment indicators in the first quarter of 2013, we identified property and equipment whose carrying value exceeded its fair value and as a result recorded an $8 million impairment charge to asset impairments in the condensed consolidated statements of income in the six months ended June 30, 2013.

(b)	Intersegment revenues are included in the segment revenue totals and eliminated in Eliminations.

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Adjusted EBITDA	$212	$180	$343	$305
Equity losses from unconsolidated hospitality ventures	(5)	—	(6)	(1)
Asset impairments	(3)	—	(11)	—
Gains on sales of real estate	99	—	99	—
Other income (loss), net (see Note 17)	(16)	5	(14)	17
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(19)	(22)	(35)	(40)
EBITDA	268	163	376	281
Depreciation and amortization	(85)	(89)	(173)	(175)
Interest expense	(16)	(17)	(33)	(35)
Provision for income taxes	(55)	(18)	(50)	(22)
Net income attributable to Hyatt Hotels Corporation	$112	$39	$120	$49

16.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$112	$39	$120	$49
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$112	$39	$120	$49
Denominator:
Basic weighted average shares outstanding:	159,816,592	165,854,130	160,855,515	165,737,068
Share-based compensation	396,792	116,442	475,280	265,757
Diluted weighted average shares outstanding	160,213,384	165,970,572	161,330,795	166,002,825
Basic Earnings Per Share:
Net income	$0.70	$0.24	$0.75	$0.30
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$0.70	$0.24	$0.75	$0.30
Diluted Earnings Per Share:
Net income	$0.70	$0.24	$0.75	$0.30
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$0.70	$0.24	$0.75	$0.30
The computations of diluted net income per share for the three and six months ended June 30, 2013 and 2012 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock-settled SARs	36,100	37,400	41,200	32,100
RSUs	5,400	27,300	5,100	16,300

17.    OTHER INCOME (LOSS), NET
Other income (loss), net includes interest income, cost method investment income (see Note 3), debt settlement costs (see Note 8), charitable contribution to Hyatt Thrive Foundation, gain on sale of artwork (see Note 6), gains on other marketable securities, foreign currency losses on foreign currency exchange rate instruments (see Note 9), realignment costs, and transaction costs. The table below provides the components of other income (loss), net for the three and six months ended June 30, 2013 and 2012, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income	$5	$6	$10	$11
Cost method investment income	4	—	4	—
Debt settlement costs	(35)	—	(35)	—
Charitable Contribution to Hyatt Thrive Foundation	(20)	—	(20)	—
Gain on sale of artwork	29	—	29	—
Gains on other marketable securities	—	9	—	17
Foreign currency losses	(1)	(2)	(3)	(2)
Realignment costs	—	(7)	—	(7)
Transaction costs	—	(1)	—	(1)
Other	2	—	1	(1)
Other income (loss), net	$(16)	$5	$(14)	$17

18. SUBSEQUENT EVENT

In July 2013, we announced that a wholly owned subsidiary of the Company plans to enter into the all-inclusive resort business in partnership with Playa Hotels & Resorts B.V. ("Playa"). We expect to invest a total of $325 million during the second half of 2013. The details of the transaction were previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2013.

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
Executive Overview
We are a global hospitality company engaged in the management, franchising, ownership and development of Hyatt-branded hotels, resorts and residential and vacation ownership properties around the world. As of June 30, 2013, our worldwide property portfolio consisted of 524 properties (141,778 rooms and units), including:

•	207 managed properties (73,909 rooms), all of which we operate under management agreements with third-party property owners;

•	160 franchised properties (26,683 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	91 owned properties (including 1 consolidated hospitality venture) (23,534 rooms), 3 capital leased properties (1,225 rooms), and 5 operating leased properties (1,840 rooms), all of which we manage;

•	23 managed properties and 10 franchised properties owned or leased by unconsolidated hospitality ventures (12,522 rooms);

•	15 vacation ownership properties (963 units), all of which we manage; and

•	10 residential properties (1,102 units), all of which we manage and some of which we own.

Our results for the three and six months ended June 30, 2013 reflect the segment structure of our organization following our realignment, which became effective during the fourth quarter of 2012. Segment results discussed here for the three and six months ended June 30, 2012, have been recast to discuss our results as if our new operating structure had existed in those periods. Further, we evaluated our operating segments and have changed from three reportable segments to four reportable segments, which are consolidated and reported in U.S. dollars and described below:

•
Owned and leased hotels, which consists of our owned and leased full service and select service hotels and, for purposes of segment Adjusted EBITDA, our pro rata share of the Adjusted EBITDA of our unconsolidated hospitality ventures, based on our ownership percentage of each venture;

•	Americas management and franchising, which consists of our management and franchising of properties located in the United States, Latin America, Canada and the Caribbean;

•	ASPAC management and franchising, which consists of our management and franchising of properties located in Southeast Asia, as well as China, Australia, South Korea, and Japan; and

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

During the three months ended June 30, 2013, we announced a number of transactions that are consistent with and a demonstration of our strategy to recycle the capital invested in our owned and joint-venture hotels. We sold two hotels, Hyatt Fisherman's Wharf and Hyatt Santa Barbara, for a total of $160 million, net of closing costs. As part of these transactions, we entered into long-term franchise agreements to maintain our presence in these markets. At June 30, 2013, we had classified one other full service hotel as held for sale in anticipation of the property being sold, subject to our continued management of the hotel. In the second quarter of 2013, we continued to expand our global footprint, with the conversion of four hotels in France and the remaining three hotels, of our previously announced total of five, in India to Hyatt brands. We also announced future plans for the Grand Hyatt Changsha, China, a Hyatt Regency in Uzbekistan, a Hyatt Regency in Amsterdam and the first Hyatt Place hotels in South Korea. Finally, in July 2013, we announced plans to enter into the all-inclusive resort business in partnership with Playa. We expect to invest a total of $325 million in Playa during the second half of 2013. The hotel portfolio will include 13 resorts totaling approximately 5,800 rooms across the Dominican Republic, Mexico and Jamaica. In connection with the investment, Playa will enter into franchise agreements for six of the 13 resorts, which will operate under Hyatt brands after the completion of significant renovations.

Our financial performance for the quarter ended June 30, 2013 included an increase in our consolidated revenues of $78 million, or 8%, compared to the quarter ended June 30, 2012. Owned and leased hotels revenue for the quarter ended June 30, 2013, increased by $44 million compared to the quarter ended June 30, 2012, which includes a net favorable currency impact of $1 million. The increase in owned and leased hotels revenue was primarily due to our comparable full service and select service hotels, which had revenue increases of $35 million. Increases in comparable revenues were primarily driven by transient rate growth, increased revenues from food and beverage and group business, which benefited from the timing of Easter which was in the first quarter of 2013 and the second quarter of 2012. Our noncomparable owned and leased hotels accounted for a $9 million increase in revenues as acquisitions and new hotel openings were partially offset by dispositions. Our management and franchise fees for the quarter ended June 30, 2013, increased $16 million as compared to the quarter ended June 30, 2012. Fee increases reflected significant incentive fees within EAME/SW Asia, related specifically to newly converted hotels which are seasonally stronger in the second quarter as well as franchise fees from new and converted hotels in the Americas.
Our consolidated Adjusted EBITDA for the second quarter of 2013, compared to the second quarter of 2012, increased by $32 million. The increase in Adjusted EBITDA for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was driven primarily by our owned and leased hotels and our

EAME/SW Asia management segment which had Adjusted EBITDA increases of $13 million and $12 million, respectively. Americas management and franchising and ASPAC management and franchising had increases of $8 million and $3 million, respectively, while corporate and other had a decline in Adjusted EBITDA of $4 million. See "—Non-GAAP Measure Reconciliation" below, for an explanation of how we use Adjusted EBITDA, why we present it and material limitations on its usefulness.
Comparable full service RevPAR within our Americas management and franchising business increased 5.5% (5.6% excluding the effects of currency) for the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012 driven by transient demand and rate at our full service hotels. Group revenue increased due primarily to the timing of the Easter holiday which was in the first quarter of 2013 compared to the second quarter of 2012.
Our ASPAC management and franchising business had a decline in comparable RevPAR of 3.5% (0.7% excluding the effects of currency) for the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012 driven by occupancy and rate declines in China. Our performance in China was negatively impacted by displacement due to renovations as well as weak market conditions in China. We expect that these renovations will continue to impact management fees in varying degrees throughout 2013 and into 2014.
Our EAME/SW Asia management business had comparable RevPAR growth of 5.3% (6.1% excluding the effects of currency) for the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012. The Middle East region benefited from strong group business in the three months ended June 30, 2013. This was partially offset by RevPAR declines in certain markets within the Commonwealth of Independent States, largely due to increased competitor supply.
Selling, General and Administrative expenses, excluding the impact of the rabbi trust, for the quarter ended June 30, 2013 increased $1 million compared to the prior year quarter primarily due to increases in professional fees.
As of June 30, 2013, we had approximately $805 million in cash and cash equivalents, investments in highly-rated money market funds and short-term investments. At June 30, 2013, we had available credit facilities with banks for various corporate purposes. The amount of undrawn borrowing availability as of June 30, 2013 was approximately $1.4 billion.

Results of Operations
Three and Six Months Ended June 30, 2013 Compared with Three and Six Months Ended June 30, 2012

Consolidated Results

	Three Months Ended June 30,
(In millions, except percentages)	2013	2012	Better / (Worse)
REVENUES:
Total revenues	$1,092	$1,014	$78	8%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	413	389	(24)	(6)%
Depreciation and amortization	85	89	4	4%
Other direct costs	8	7	(1)	(14)%
Selling, general, and administrative	75	70	(5)	(7)%
Other costs from managed properties	403	386	(17)	(4)%
Direct and selling, general, and administrative expenses	984	941	(43)	(5)%
Net gains (losses) and interest income from marketable securities held to fund operating programs	—	(4)	4	100%
Equity losses from unconsolidated hospitality ventures	(5)	—	(5)	(100)%
Interest expense	(16)	(17)	1	6%
Asset impairments	(3)	—	(3)	(100)%
Gains on sales of real estate	99	—	99	100%
Other income (loss), net	(16)	5	(21)	(420)%
INCOME BEFORE INCOME TAXES	167	57	110	193%
PROVISION FOR INCOME TAXES	(55)	(18)	(37)	(206)%
NET INCOME	112	39	73	187%
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—%
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$112	$39	$73	187%

	Six Months Ended June 30,
(In millions, except percentages)	2013	2012	Better / (Worse)
REVENUES:
Total revenues	$2,067	$1,972	$95	5%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	804	766	(38)	(5)%
Depreciation and amortization	173	175	2	1%
Other direct costs	15	13	(2)	(15)%
Selling, general, and administrative	159	163	4	2%
Other costs from managed properties	791	775	(16)	(2)%
Direct and selling, general, and administrative expenses	1,942	1,892	(50)	(3)%
Net gains (losses) and interest income from marketable securities held to fund operating programs	10	10	—	—%
Equity losses from unconsolidated hospitality ventures	(6)	(1)	(5)	(500)%
Interest expense	(33)	(35)	2	6%
Asset impairments	(11)	—	(11)	(100)%
Gains on sales of real estate	99	—	99	100%
Other income (loss), net	(14)	17	(31)	(182)%
INCOME BEFORE INCOME TAXES	170	71	99	139%
PROVISION FOR INCOME TAXES	(50)	(22)	(28)	(127)%
NET INCOME	120	49	71	145%
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—%
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$120	$49	$71	145%
Revenues.    Consolidated revenues for the three months ended June 30, 2013, increased $78 million, or 8%, compared to the three months ended June 30, 2012, which included $1 million net favorable foreign currency impacts, and a $17 million increase in other revenues from managed properties. Consolidated revenues for the six months ended June 30, 2013 increased $95 million, or 5%, compared to the six months ended June 30, 2012, including net favorable foreign currency impacts of $1 million, and a $16 million increase in other revenues from managed properties.
Other revenues from managed properties includes an increase of $5 million and $1 million resulting from changes in the underlying assets for our benefit programs funded through rabbi trusts for the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012. These gains are offset in other costs from managed properties, thus having no net impact to our earnings. Excluding these amounts, other revenues from managed properties increased $12 million, or 3%, in the three months ended June 30, 2013, compared to the three months ended June 30, 2012 and $15 million, or 2%, in the six months ended June 30, 2013, compared to the six months ended June 30, 2012. This increase in other revenues from managed properties was due to a higher volume of reimbursements paid to us by our managed properties, which were driven primarily by new and converted managed hotels in 2012 and 2013.
Owned and leased hotel revenues increased $44 million and $63 million for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012. Comparable owned and leased hotel revenue increased $35 million and $43 million for the three and six month periods, respectively, which includes net favorable foreign currency impacts of $1 million and $2 million, respectively. The second quarter increase was primarily driven by comparable hotels in the United States, which benefited from increased rates, specifically related to transient business, growth in food and beverage and from the timing of the Easter holiday, which was in the first quarter in 2013 and the second quarter of 2012. Non-comparable owned and leased hotel revenue increased $9 million and $20 million in the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012. These increases were due primarily to hotels purchased or opened in 2013 and 2012, which were partially offset by sold hotels.

We also generated a $16 million and $12 million increase in management and franchise fees for the three and six month periods ending June 30, 2013, which includes net $1 million unfavorable currency impact, respectively, when compared to the three and six months ended June 30, 2012. Included in consolidated management fees for the three and six months ended June 30, 2013 were base management fees of $43 million and $80 million, respectively, an 8% and 3% increase from the three and six months ended June 30, 2012. Incentive management fees were $35 million and $60 million for the three and six months ended June 30, 2013, respectively, a 35% and 15% increase compared to the three and six months ended June 30, 2012, respectively. The increase in hotel revenue and fees was primarily driven by increases in base and incentive fees from newly converted hotels in EAME/SW Asia in the second quarter as well as increased franchise fees in the Americas driven by new and converted hotels.
Other revenues, which includes our vacation ownership business and our co-branded credit card, increased $1 million and $4 million during the three and six months ended June 30, 2013, respectively, compared to the same periods ended June 30, 2012. The tables below provide a breakdown of revenues by segment for the three and six months ended June 30, 2013 and 2012.
For further discussion of segment revenues for the periods presented, please refer to “—Segment Results” below.

	Three Months Ended June 30,
(in millions, except percentages)	2013	2012	Better / (Worse)
Owned and leased hotels	$572	$528	$44	8%
Americas management and franchising	443	436	7	2%
ASPAC management and franchising	40	29	11	38%
EAME/SW Asia management	40	23	17	74%
Corporate and other	26	24	2	8%
Eliminations	(29)	(26)	(3)	(12)%
Consolidated revenues	$1,092	$1,014	$78	8%

	Six Months Ended June 30,
(in millions, except percentages)	2013	2012	Better / (Worse)
Owned and leased hotels	$1,064	$1,001	$63	6%
Americas management and franchising	865	870	(5)	(1)%
ASPAC management and franchising	75	60	15	25%
EAME/SW Asia management	65	44	21	48%
Corporate and other	50	45	5	11%
Eliminations	(52)	(48)	(4)	(8)%
Consolidated revenues	$2,067	$1,972	$95	5%
Owned and leased hotels expense.    Expenses for owned and leased hotels increased by $24 million and $38 million in the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012. The increase was driven by a $14 million and $19 million increase in comparable owned and leased hotels expense for the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012, largely attributable to higher compensation and related costs, real estate taxes and rent expense. Non-comparable owned and leased hotels expense increased $8 million and $18 million in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to hotels that were purchased or opened in 2013 and 2012, partially offset by sold hotels. Additionally, expenses recognized with respect to our employee benefit programs funded through rabbi trusts increased $2 million and $1 million in the three and six months ended June 30, 2013, compared to the respective periods in 2012. In each reporting period, changes in these expenses are fully offset to the account net gains (losses) and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.
Depreciation and amortization expense.    Depreciation and amortization expense decreased by $4 million, or 4%, and $2 million, or 1%, in the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012.

Other direct costs.    Other direct costs, which represent costs associated with our vacation ownership operations and our co-branded credit card, increased $1 million in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Other direct costs increased $2 million in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to vacation ownership cost of sales.
Selling, general and administrative expenses.   Selling, general and administrative expenses increased by $5 million, or 7%, and decreased $4 million, or 2%, in the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012, respectively. Included in selling, general and administrative expenses is the financial performance of the investment securities held in rabbi trusts to fund certain benefit programs. The financial performance of these investments resulted in an increase in costs of $4 million and $1 million for the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012, respectively. These expenses are offset in net gains (losses) and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.
Excluding the rabbi trust amounts, selling, general and administrative costs increased $1 million, or 1%, and decreased $5 million, or 3%, in the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012, respectively. During the three months ended June 30, 2013 compared to the three months ended June 30, 2012, the $1 million increase in costs was driven by legal and development fees partially offset by reduced sales and marketing expenses due to the costs incurred last year for the rebranding of Hyatt House and a reduction in corporate technology expenses. During the six months ended June 30, 2013 compared to the six months ended June 30, 2012, the $5 million decrease in expenses was driven primarily by costs incurred last year that did not recur this year, including expenses incurred in connection with the rebranding of Hyatt House and a reduction in corporate technology expenses. These decreases were partially offset by increased professional fees.
Net gains (losses) and interest income from marketable securities held to fund operating programs.    Net gains (losses) and interest income from marketable securities held to fund operating programs includes securities held to fund our benefit programs funded through rabbi trusts and securities held to fund our Hyatt Gold Passport program. These securities were flat and generated a net gain of $10 million for the three and six months ended June 30, 2013, respectively, and a net loss of $4 million and a net gain of $10 million for the three and six months ended June 30, 2012, respectively. Marketable securities held to fund our benefit programs funded through rabbi trusts resulted in a net gain of $1 million and $11 million in the three and six months ended June 30, 2013, respectively, compared to a net loss of $5 million and a net gain of $9 million in the three and six months ended June 30, 2012, respectively. These changes are driven by the market performance of the underlying securities. The gains or losses on securities held in the rabbi trusts are offset by our owned and leased hotels expense for our hotel staff and selling, general and administrative expenses for our corporate staff and personnel supporting our business segments, having no net impact on our earnings. Of the $6 million change in the underlying securities in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, $4 million was offset in selling, general and administrative expenses and $2 million was offset in owned and leased hotel expenses. Of the $2 million change in the underlying securities in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, $1 million was offset in selling, general and administrative expenses and $1 million was offset in owned and leased hotel expenses.
Marketable securities held to fund our Gold Passport program and related to our owned and leased hotels generated a net loss of $1 million in the three and six months ended June 30, 2013, respectively, compared to a net gain of $1 million in the three and six months ended June 30, 2012, respectively. The gains and losses on securities held to fund our Gold Passport program and related to our owned and leased hotels are offset by corresponding changes to our owned and leased hotel revenues, thus having no net impact on our earnings.
Equity losses from unconsolidated hospitality ventures.    Equity losses from unconsolidated hospitality ventures were $5 million and $6 million in the three and six months ended June 30, 2013, respectively. Equity losses from unconsolidated hospitality ventures were insignificant for the three months ended June 30, 2012 and $1 million for the six months ended June 30, 2012. The $5 million decrease for the three and six months ended June 30, 2013 compared to the same periods in 2012 was driven by lower net income generated from the ventures and increased hotel pre-opening costs. Additionally, in the six months ended June 30, 2013 we reclassified a foreign currency translation loss of $2 million from accumulated other comprehensive loss to equity losses from unconsolidated hospitality ventures as part of the sale of our interest in a foreign hospitality venture.

Interest expense.    Interest expense decreased $1 million and $2 million in the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012, respectively, due to interest expense incurred that was capitalized in relation to construction in progress, partially offset by an increase in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due interest expense incurred on our construction loans.
Asset impairments.  Asset impairments, which are recorded as necessary based on our regular evaluation of impairment indicators, were $3 million and $11 million for the three and six months ended June 30, 2013, respectively. There were no impairment charges recognized during the three and six months ended June 30, 2012. The impairment charges in both the three and six months ended June 30, 2013 related to property and equipment within our owned and leased segment. In addition, we identified that a 10% change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates used in our calculations of the fair values of the goodwill reporting units could result in an impairment charge of up to the entire $14 million goodwill balance of one of our reporting units as of June 30, 2013. The Company will continue to monitor the impact of the current economic environment on the goodwill of our reporting units.
Other income (loss), net.    Other income (loss), net, decreased by $21 million and $31 million in the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012, respectively, primarily due to costs incurred in connection with the settlement of our 2015 Notes and the tender of our 2019 Notes as well as a charitable contribution to Hyatt Thrive Foundation, partially offset by a gain on sale of artwork, in the three and six months ended June 30, 2013. The table below provides a breakdown of other income (loss), net, for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(in millions except percentages)	2013	2012	Better / (Worse)
Interest income	$5	$6	$(1)
Cost method investment income	4	—	4
Debt settlement costs (1)	(35)	—	(35)
Charitable contribution to Hyatt Thrive Foundation (2)	(20)	—	(20)
Gain on sale of artwork	29	—	29
Gains on other marketable securities	—	9	(9)
Foreign currency losses	(1)	(2)	1
Realignment costs (3)	—	(7)	7
Transaction costs (4)	—	(1)	1
Other	2	—	2
Other income (loss), net	$(16)	$5	$(21)

(1)
Debt settlement costs primarily represent $40 million in premiums partially offset by a $7 million gain related to the unamortized benefit from the settlement of the interest rate swaps on our 2015 Notes and other non-cash charges.

(2)
During the three months ended June 30, 2013, we committed to fund $20 million to a charitable foundation that we recently formed with the intent that the foundation will fund charitable activities over time.

(3)	Represents costs incurred as part of the realignment of corporate and regional operations and includes employee separation costs, consulting fees, and legal fees.

(4)	Costs incurred in 2012 represent transaction costs incurred to acquire the Hyatt Regency Mexico City. See Note 6 for further details.

	Six Months Ended June 30,
(in millions except percentages)	2013	2012	Better / (Worse)
Interest income	$10	$11	$(1)
Cost method investment income	4	—	4
Debt settlement costs (1)	(35)	—	(35)
Charitable contribution to Hyatt Thrive Foundation (2)	(20)	—	(20)
Gain on sale of artwork	29	—	29
Gains on other marketable securities	—	17	(17)
Foreign currency losses	(3)	(2)	(1)
Realignment costs (3)	—	(7)	7
Transaction costs (4)	—	(1)	1
Other	1	(1)	2
Other income (loss), net	$(14)	$17	$(31)

(1)
Debt settlement costs primarily represent $40 million in premiums partially offset by a $7 million gain related to the unamortized benefit from the settlement of the interest rate swaps on the 2015 Notes and other non-cash charges.

(2)
During the six months ended June 30, 2013, we committed to fund $20 million to a charitable foundation that we recently formed with the intent that the foundation will fund charitable activities over time.

(3)	Represents costs incurred as part of the realignment of corporate and regional operations and includes employee separation costs, consulting fees, and legal fees.

(4)	Costs incurred in 2012 represent transaction costs incurred to acquire the Hyatt Regency Mexico City. See Note 6 for further details.

Provision for income taxes. Our effective income tax rates were 33.2% and 30.3% for the three months ended June 30, 2013 and 2012, respectively. Our effective income tax rates were 29.7% and 30.8% for the six months ended June 30, 2013 and 2012, respectively.

For the three months ended June 30, 2013, our effective tax rate was lower than the U.S. statutory federal income tax rate of 35% primarily due to a $4 million benefit (including $2 million interest and penalties) related to the release of reserves for the lapsing of statutes of limitations in certain foreign locations and a benefit of $2 million with respect to foreign currency fluctuations related to uncertain tax positions. For the six months ended June 30, 2013, our effective tax rate was lower than the U.S. statutory federal income tax rate of 35% primarily due to a $4 million benefit for the adjustment to certain deferred tax assets that should have been recorded in prior periods, a benefit of $3 million (including $1 million interest) related to the settlement of tax audits, a benefit of $4 million (including $2 million interest and penalties) related to the expiration of statutes of limitations in certain foreign locations, and a benefit of $2 million with respect to foreign currency fluctuations related to uncertain tax positions.
For the three months ended June 30, 2012, our effective tax rate was lower than the U.S. statutory federal income tax rate of 35% primarily due to foreign earnings that are taxed at rates below the U.S. rate as well as a benefit from foreign tax credits of $10 million partially offset by an adjustment to the deferred tax assets of certain non-consolidated investments in the amount of $7 million. For the six months ended June 30, 2012, the effective tax rate is lower than the U.S. statutory federal income tax rate of 35% primarily due to a benefit from foreign tax credits of $10 million and a release of $5 million in reserves for interest related to our treatment for expensing certain renovation costs in prior years. The interest was initially accrued during the fourth quarter of 2011 in response to the issuance of temporary IRS Treasury Regulations which addressed the capitalization of tangible property. During the first quarter of 2012, the IRS issued transitional guidance related to these temporary regulations that resulted in our release of the accrued interest. Our rate was further reduced by foreign earnings subject to tax at rates below the U.S. rate. These benefits are partially offset by the $7 million provision described above and approximately $4 million (including $2 million of interest and penalties) for uncertain tax positions in foreign jurisdictions.
Segment Results
We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA, as described in Note 15. The segment results presented below are presented before intersegment eliminations.

Our results for the three and six months ended June 30, 2013 reflect the segment structure of our organization following our realignment, which was effective during the fourth quarter of 2012. Segment results presented here for the three and six months ended June 30, 2012, have been recast to show our results as if our new operating structure had existed in these periods.
Owned and Leased Hotels.  Revenues increased $44 million in the three months ended June 30, 2013, compared to the three months ended June 30, 2012, which included $1 million in net favorable currency impacts. Revenues increased $63 million in the six months ended June 30, 2013, compared to the six months ended June 30, 2012, which included $2 million in net favorable currency impacts.
Worldwide comparable hotel revenues increased $35 million and $43 million in the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012. For the three and six months ended June 30, 2013, $30 million and $35 million was from full service hotels, and $5 million and $8 million was from select service hotels, respectively. For the three and six months ended June 30, 2013, revenue growth at our comparable full service and select service owned hotels was driven by increased average daily rate, largely from transient travelers in the United States and food and beverage growth, largely from banquets, compared to the same periods in 2012. The three months ended June 30, 2013 also benefited from the timing of Easter, which was in the first quarter this year and the second quarter last year. These factors contributed to outsized performance in certain of our owned hotels.
Non-comparable owned and leased hotel revenues increased $9 million and $20 million in the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012. The increase was largely driven by the purchase of two full service hotels and the opening of one full service leased hotel during 2012 and the purchase of one full service hotel in 2013. These increases were partially offset by decreases from eight select service hotels sold in the fourth quarter of 2012, three select service hotels sold in the first quarter of 2013 and two full service hotels sold in the second quarter of 2013. During the three months ended June 30, 2013 we removed the two full service properties we sold from the comparable owned and leased hotel results and during the six months ended June 30, 2013, we removed the two full service and three select service properties that we sold from the comparable owned and leased hotel results and moved them to the non-comparable owned and leased hotel results.

	Three Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2013	2012	Better / (Worse)	2013	2012	Change in Occ % pts	2013	2012	Better / (Worse)
Full Service	$168	$157	7.0%	78.7%	78.5%	0.2%	$214	$200	6.9%
Select Service	94	88	7.6%	82.8%	80.9%	1.9%	114	108	5.2%
Total Owned and Leased Hotels	$147	$137	7.1%	79.8%	79.2%	0.6%	$184	$173	6.3%

	Three Months Ended June 30,
(in millions except percentages)	2013	2012	Better / (Worse)
Segment Revenues	$572	$528	$44	8.3%
Segment Adjusted EBITDA	$145	$132	$13	9.8%

	Six Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2013	2012	Better / (Worse)	2013	2012	Change in Occ % pts	2013	2012	Better / (Worse)
Full Service	$158	$149	5.6%	74.3%	74.3%	—%	$212	$201	5.6%
Select Service	87	81	7.3%	78.0%	76.4%	1.6%	112	106	5.1%
Total Owned and Leased Hotels	$137	$130	5.9%	75.3%	74.9%	0.4%	$182	$173	5.3%

	Six Months Ended June 30,
(in millions except percentages)	2013	2012	Better / (Worse)
Segment Revenues	$1,064	$1,001	$63	6.3%
Segment Adjusted EBITDA	$240	$225	$15	6.7%

Adjusted EBITDA increased by $13 million and $15 million in the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012, which included insignificant currency impacts. Adjusted EBITDA at our comparable owned and leased properties improved $16 million and $18 million for the three and six months ended June 30, 2013, respectively, compared to the same period in 2012, due primarily to increased average daily rates at our full service and select service hotels in the United States, partially offset by higher compensation and related expenses, real estate taxes, and higher rent expense. Non-comparable hotels were flat and improved $2 million for the three and six months ended June 30, 2013, respectively, compared to the same period in 2012, primarily due to the purchase of two full service hotels in 2012 and one full service hotel in 2013, partially offset by decreases from the aforementioned sold hotels. Adjusted EBITDA at our joint venture hotels decreased $3 million and $5 million in the three and six months ended June 30, 2013, respectively, primarily due to the sale of two hospitality venture hotels in the third quarter of 2012 and weaker performance in certain international markets.
Americas management and franchising.    Americas segment revenues increased by $7 million and decreased by $5 million in the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012. Other revenues from managed properties increased by $1 million and decreased by $11 million in the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012.
Management and franchise fees increased $6 million in both the three and six months ended June 30, 2013 due to a $4 million and $2 million increase in management fees as compared to the three and six months ended June 30, 2012, respectively. Franchise fees increased $2 million and $4 million in the three and six month periods ended June 30, 2013, respectively, compared to the three and six month period ended June 30, 2012. Management fees increased $4 million in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due to increased average daily rates and demand from transient business at our full service hotels. Government related sequestration resulted in declines in group business in certain markets, although, overall group business improved in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, due primarily to the timing of the Easter holiday. Increased fees during the three months ended June 30, 2013 were offset by fee decreases in the first quarter and certain contract amendment fees received in the first quarter of 2012 that did not recur in the six months ended June 30, 2013. The increase in franchise fees is due partially to new and converted hotels.
Our full service hotels comparable RevPAR improvement of 5.5% and 4.2% in the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012, was primarily driven by transient rate growth, as well as an increase in group business in the three months ended June 30, 2013 as a result of the timing of the Easter holiday occurring in the first quarter of 2013 compared to the second quarter of 2012. Comparable RevPAR at our select service hotels in the three and six months ended June 30, 2013 increased by 6.0% and 6.2% compared to the three and six months ended June 30, 2013, respectively, driven by average daily rate growth as well as occupancy growth.
During the three months ended June 30, 2013, no properties left the comparable full service systemwide hotels. During the six months ended June 30, 2013, we removed two properties that left the chain in late 2012 and one property that was undergoing significant renovation from the comparable Americas full service systemwide hotels. We did not remove any properties from the comparable Americas select service systemwide hotels.

	Three Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2013	2012	Better / (Worse)	2013	2012	Change in Occ % pts	2013	2012	Better / (Worse)
Americas Full Service	$142	$135	5.5%	78.2%	77.5%	0.7%	$181	$174	4.5%
Americas Select Service	87	82	6.0%	80.1%	78.6%	1.5%	109	105	4.1%

	Three Months Ended June 30,
(in millions except percentages)	2013	2012	Better / (Worse)
Segment Revenues
Management and Franchise Fees	$75	$69	$6	8.7%
Other Revenues from Managed Properties	368	367	1	0.3%
Total Segment Revenues	$443	$436	$7	1.6%
Segment Adjusted EBITDA	$62	$54	$8	14.8%

	Six Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2013	2012	Better / (Worse)	2013	2012	Change in Occ % pts	2013	2012	Better / (Worse)
Americas Full Service	$133	$128	4.2%	73.9%	73.9%	—%	$180	$173	4.1%
Americas Select Service	83	78	6.2%	76.4%	74.8%	1.6%	108	104	4.0%

	Six Months Ended June 30,
(in millions except percentages)	2013	2012	Better / (Worse)
Segment Revenues
Management and Franchise Fees	$139	$133	$6	4.5%
Other Revenues from Managed Properties	726	737	(11)	(1.5)%
Total Segment Revenues	$865	$870	$(5)	(0.6)%
Segment Adjusted EBITDA	$110	$100	$10	10.0%
Adjusted EBITDA increased by $8 million and $10 million in the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012, respectively, due primarily to increased fees as well as decreased selling, general, and administrative costs of $1 million and $4 million in the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012. Decreases in selling, general and administrative costs were due to favorable cost comparisons related to the rebranding of Hyatt House in 2012 and lower bad debt expense in the current year. These decreases in selling, general and administrative expenses were partially offset by increased professional fees.
ASPAC management and franchising. ASPAC management and franchising segment revenues increased by $11 million and $15 million in the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012, respectively, which included $1 million and $1 million in net unfavorable currency impacts, respectively.
Management and franchise fees increased $1 million in the three months ended June 30, 2013 and decreased $2 million in the six months ended June 30, 2013 compared to the three and six month periods ended June 30, 2012, respectively. The increase in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was driven by $2 million of licensing fees. The decrease of $2 million for the six months ended June 30, 2013 compared to the prior year is the result of decreased management fees. RevPAR decreased 3.5% (or 0.7% excluding the unfavorable currency impact) and 3.1% (or 0.5% excluding the unfavorable currency impact) in the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012, respectively. The decline in management fees at our hotels was driven by a reduction in group business and food and beverage sales at our hotels in China. Our performance in China continues to be negatively impacted by government austerity measures, slower economic activity and increased supply in certain markets. Additionally, renovations at several of our large managed properties in the region continue to negatively impact our management fees. During the three months ended June 30, 2013, no properties left the comparable full service systemwide ASPAC hotels. During the six months ended June 30, 2013, we removed two properties from the comparable set of ASPAC full service systemwide hotels due to significant renovations at those properties.

	Three Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2013	2012	Better / (Worse)	2013	2012	Change in Occ % pts	2013	2012	Better / (Worse)
ASPAC Full Service	$154	$159	(3.5)%	67.3%	67.1%	0.2%	$228	$237	(3.9)%

	Three Months Ended June 30,
(in millions except percentages)	2013	2012	Better / (Worse)
Segment Revenues
Management and Franchise Fees	$22	$21	$1	4.8%
Other Revenues from Managed Properties	18	8	10	125.0%
Total Segment Revenues	$40	$29	$11	37.9%
Segment Adjusted EBITDA	$14	$11	$3	27.3%

	Six Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2013	2012	Better / (Worse)	2013	2012	Change in Occ % pts	2013	2012	Better / (Worse)
ASPAC Full Service	$150	$155	(3.1)%	66.0%	65.5%	0.5%	$228	$237	(3.8)%

	Six Months Ended June 30,
(in millions except percentages)	2013	2012	Better / (Worse)
Segment Revenues
Management and Franchise Fees	$41	$43	$(2)	(4.7)%
Other Revenues from Managed Properties	34	17	17	100.0%
Total Segment Revenues	$75	$60	$15	25.0%
Segment Adjusted EBITDA	$23	$22	$1	4.5%
Adjusted EBITDA increased $3 million and $1 million in the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012, which included insignificant currency impacts.
The increase in EBITDA for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, was partially driven by increased management and franchise fees of $1 million and partially driven by reduced selling, general and administrative costs of $2 million, most notably due to lower payroll costs and increased bad debt recovery in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase in EBITDA for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was due to lower payroll costs, increased bad debt recovery and lower legal fees, which in the aggregate decreased selling, general and administrative costs by $3 million, offset by reduced management and franchise fees of $2 million.
EAME/SW Asia management. EAME/SW Asia management segment revenues increased by $17 million and $21 million in the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012, respectively, which included insignificant currency impacts in each period.
Management and franchise fees increased by $12 million in both the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012, respectively. The three and six months ended June 30, 2013 benefited from an increase in incentive fees of $10 million, primarily from newly converted hotels, which are seasonally stronger in the second quarter. The remaining increase in both the three and six month periods was driven by base fees, also primarily from the newly converted hotels. RevPAR increases in the three and six months ended June 30, 2013 were driven by occupancy growth.

	Three Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2013	2012	Better / (Worse)	2013	2012	Change in Occ % pts	2013	2012	Better / (Worse)
EAME/SW Asia Full Service	$153	$145	5.3%	66.5%	61.1%	5.4%	$230	$237	(3.2)%

	Three Months Ended June 30,
(in millions except percentages)	2013	2012	Better / (Worse)
Segment Revenues
Management and Franchise Fees	$28	$16	$12	75.0%
Other Revenues from Managed Properties	12	7	5	71.4%
Total Segment Revenues	$40	$23	$17	73.9%
Segment Adjusted EBITDA	$20	$8	$12	150.0%

	Six Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2013	2012	Better / (Worse)	2013	2012	Change in Occ % pts	2013	2012	Better / (Worse)
EAME/SW Asia Full Service	$152	$145	4.9%	65.0%	60.1%	4.9%	$234	$241	(2.9)%

	Six Months Ended June 30,
(in millions except percentages)	2013	2012	Better / (Worse)
Segment Revenues
Management and Franchise Fees	$43	$31	$12	38.7%
Other Revenues from Managed Properties	22	13	9	69.2%
Total Segment Revenues	$65	$44	$21	47.7%
Segment Adjusted EBITDA	$28	$14	$14	100.0%
Adjusted EBITDA increased $12 million and $14 million in the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012, which included insignificant currency impacts. The increase in EBITDA for the three months ended June 30, 2013 compared to the same period in 2012 was primarily driven by management fees. Selling, general and administrative costs for the three months ended June 30, 2013 compared to June 30, 2012 were flat as reduced payroll costs were offset by lower bad debt recoveries in 2013 compared to the prior year. The increase in EBITDA for the six months ended June 30, 2013 compared to the same period in 2012 was largely driven by increases in management fees as well as decreases in payroll costs.
Corporate and other.    Corporate and other includes unallocated corporate expenses, the results of our vacation ownership business and the results of our co-branded credit card. Revenues increased $2 million and $5 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The increased revenues of $2 million for the three months ended June 30, 2013 was primarily due to other revenues from our vacation ownership business and increased revenues related to our co-branded credit card. The $5 million increase in revenues for the six months ended June 30, 2013 was due to improved vacation ownership contract sales realized in the first three months of 2013.

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions except percentages)	2013	2012	Better / (Worse)		2013	2012	Better / (Worse)
Corporate and other Revenues	$26	$24	$2	8.3%	$50	$45	$5	11.1%
Corporate and other Adjusted EBITDA	$(29)	$(25)	$(4)	(16.0)%	$(58)	$(56)	$(2)	(3.6)%
Adjusted EBITDA decreased $4 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, as the $2 million increase in revenue for our vacation ownership business and our co-branded credit card was more than offset by a $4 million increase in selling, general, and administrative expenses for our unallocated corporate costs and $1 million increase in other direct costs. This increase in selling, general, and administrative expenses was driven by a $3 million increase in compensation and related benefits for our unallocated corporate personnel, and a $3 million increase in professional fees in the three months ended June 30, 2013 as compared to the same period in 2012. These costs were partially offset by a decrease in franchise taxes paid in the current year.
Adjusted EBITDA decreased $2 million in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 as the previously mentioned $5 million revenue increase was offset by an increase in selling, general, and administrative expenses for our unallocated corporate expenses and vacation ownership business of $4 million. This increase in selling, general, and administrative expenses was primarily due to increased professional fees of $3 million and compensation and related expense increases for our unallocated corporate personnel of $2 million, partially offset by a decrease in franchise taxes paid in the current year. Additionally, other direct costs for our vacation ownership business increased $2 million in the six months ended June 30, 2013 as compared to the same period in 2012.
Eliminations.    Eliminations of $29 million and $52 million for the three and six months ended June 30, 2013, respectively, and eliminations of $26 million and $48 million for the three and six months ended June 30, 2012, respectively, primarily represent fees charged by our management and franchising segments to our owned and leased hotels for managing their operations.
Non-GAAP Measure Reconciliation
We use the term Adjusted EBITDA throughout this quarterly report. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define consolidated Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro-rata share of unconsolidated hospitality ventures Adjusted EBITDA using our ownership percentage of each venture, adjusted to exclude the following items:

•	equity losses from unconsolidated hospitality ventures;

•	asset impairments;

•	gains on sales of real estate

•	other income (loss), net;

•	depreciation and amortization;

•	interest expense; and

•	provision for income taxes.
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
The following table sets forth Adjusted EBITDA by segment for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
(in millions, except percentages)	2013	2012	Better / (Worse)
Owned and leased hotels	$145	$132	$13	9.8%
Americas management and franchising	62	54	8	14.8%
ASPAC management and franchising	14	11	3	27.3%
EAME/SW Asia management	20	8	12	150.0%
Corporate and other	(29)	(25)	(4)	(16.0)%
Consolidated Adjusted EBITDA	$212	$180	$32	17.8%

	Six Months Ended June 30,
(in millions, except percentages)	2013	2012	Better / (Worse)
Owned and leased hotels	$240	$225	$15	6.7%
Americas management and franchising	110	100	10	10.0%
ASPAC management and franchising	23	22	1	4.5%
EAME/SW Asia management	28	14	14	100.0%
Corporate and other	(58)	(56)	(2)	(3.6)%
Consolidated Adjusted EBITDA	$343	$305	$38	12.5%

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three and six months ended June 30, 2013 and 2012:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Adjusted EBITDA	$212	$180	$343	$305
Equity losses from unconsolidated hospitality ventures	(5)	—	(6)	(1)
Asset impairments	(3)	—	(11)	—
Gains on sales of real estate	99	—	99	—
Other income (loss), net	(16)	5	(14)	17
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(19)	(22)	(35)	(40)
EBITDA	268	163	376	281
Depreciation and amortization	(85)	(89)	(173)	(175)
Interest expense	(16)	(17)	(33)	(35)
Provision for income taxes	(55)	(18)	(50)	(22)
Net income attributable to Hyatt Hotels Corporation	$112	$39	$120	$49

Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments and cash generated from our operations. As part of our business strategy, we also recycle capital by using net proceeds from dispositions to support acquisitions and new investment opportunities. When appropriate, we will borrow cash under our revolving credit facility or from other third party sources, and may also raise funds by issuing debt or equity securities as necessary. We maintain a cash investment policy that emphasizes preservation of capital. At June 30, 2013 and

December 31, 2012, we had cash and cash equivalents and short-term investments of $805 million and $927 million, respectively. We believe that our cash position, short-term investments and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives in the foreseeable future.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan. During the three and six months ended June 30, 2013, we continued to make purchases of our common stock under our previously approved repurchase program. During the three and six months ended June 30, 2013, we repurchased $196 million and $223 million of the Company's common stock. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. See Note 12 for further details of our 2013 repurchase plan which was announced on May 1, 2013 and provides authorization for the Company to repurchase an additional $200 million of common stock.
During the six months ended June 30, 2013, we entered into management agreements and a related performance guarantee with a third party that acquired four hotels in France. The performance guarantee does not have an annual cap and the maximum total commitment under the performance guarantee at inception is Euro 377 million, or $490 million, as of June 30, 2013. Our current expectation is that the likelihood of a significant payment under the performance guarantee in 2013 is low. We became subject to the guarantee during the second quarter of 2013 with the conversion of the hotels to Hyatt management. See Note 11 to our condensed consolidated financial statements for further information.
During the three months ended June 30, 2013, we redeemed our outstanding 2015 Notes which had an aggregate principal amount of $250 million outstanding. In accordance with the terms of the 2015 Notes, the redemption price was $278 million. During the three months ended June 30, 2013, we also completed a cash tender offer to repurchase any and all of our outstanding 2019 Notes. Prior to the repurchase we had an aggregate principal amount of $250 million outstanding of which $54 million was repurchased. An early tender premium of $12 million was paid in relation to this purchase making the total cash outflow related to the tender offer $66 million. The remaining $196 million of the 2019 Notes remains on our balance sheet subject to the original terms of the note agreement.
In July 2013, we announced that a wholly owned Hyatt subsidiary plans to enter into the all-inclusive resort business in partnership with Playa Hotels & Resorts B.V. Hyatt expects to invest a total of $325 million during the second half of 2013. The details of the transaction were previously disclosed in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2013.

Sources and Uses of Cash
At June 30, 2013 and December 31, 2012, we had cash and cash equivalents of $718 million and $413 million, respectively. Additionally, we had short-term investments in certificates of deposit and other marketable securities of $87 million and $514 million as of June 30, 2013 and December 31, 2012, respectively.

(in millions)	Six Months Ended June 30,
	2013	2012
Cash provided by (used in):
Operating activities	$162	$231
Investing activities	312	(353)
Financing activities	(175)	(3)
Effects of changes in exchange rate on cash and cash equivalents	6	(5)
Net increase (decrease) in cash and cash equivalents	$305	$(130)
Cash Flows from Operating Activities
Cash flows provided by operating activities totaled $162 million in the six months ended June 30, 2013, compared to $231 million in the same period last year. Cash flow from operations decreased in the six months ended June 30, 2013 when compared to the six months ended June 30, 2012 as the increase in net income did not generate an operating cash flow increase. The increases in net income were primarily driven by investing activities, including the gains on sales of real estate and artwork. Additionally, changes in working capital had a negative impact to operating cash flows due to timing of certain receivables and payables.
Cash Flows from Investing Activities
Cash flows provided by investing activities totaled $312 million in the six months ended June 30, 2013 compared to cash flows used for investing activities of $353 million in the same period last year. The increase in cash provided by investing activities is due to dispositions during the six months ended June 30, 2013 and higher net proceeds from the maturity of securities compared to the six months ended June 30, 2012; specific activity in each period is as follows:
2013 Activity:

•	During the first six months of 2013, we had a total of $433 million in net proceeds from marketable securities and short-term investments.

•
During the second quarter of 2013, we sold two Hyatt branded properties for $160 million, net of closing costs, of which $100 million is classified as restricted cash in anticipation of a like-kind exchange agreement.

•
During the three months ended June 30, 2013, we released $44 million from restricted cash in conjunction with the sale of four Hyatt Place properties in 2012, as a like-kind exchange was not executed within the allowable time frame.

•	In the six months ended June 30, 2013, we sold three Hyatt Place properties for a combined $36 million, net of closing costs.

•	For the six months ended June 30, 2013, capital expenditures were $92 million (see "Capital Expenditures" below).

•	During the six months ended June 30, 2013, we acquired The Driskill in Austin, Texas for a purchase price of $85 million.

•
In the six months ended June 30, 2013, we invested a total of $58 million in unconsolidated hospitality ventures, which included $40 million related to our commitment to the development of a property in Hawaii.

2012 Activity:

•
During the three months ended June 30, 2012, we acquired a full service hotel in Mexico City, Mexico for a net purchase price of $190 million, of which $11 million was held in restricted cash at June 30, 2012.

•	For the six months ended June 30, 2012, capital expenditures were $157 million (see "Capital Expenditures" below).

•
During the three months ended June 30, 2012, we invested a total of $41 million in unconsolidated hospitality ventures, which included $37 million related to our commitment to the development of a property in the state of Hawaii.

•	During the three months ended June 30, 2012, we executed a $50 million note related to the development of a property in New York City.

•	During the first half of 2012, we had a total of $108 million in net proceeds from maturities of available-for-sale securities and sales of equity securities owned by Hyatt.

Cash Flows from Financing Activities
Cash flows used for financing activities were $175 million for the six months ended June 30, 2013 compared to $3 million of cash flows used in financing activities in the same period last year.
During the second quarter of 2013, we redeemed all of our outstanding 2015 Notes for an aggregate redemption price of $278 million. In addition, we completed a tender offer on our 2019 Notes, of which $66 million in aggregate was paid. In conjunction with the aforementioned debt redemption and tender offer, we issued and sold $350 million of 2023 Notes and received proceeds of $345 million.
During the six months ended June 30, 2013, the Company repurchased 5,433,587 shares of common stock for an aggregate purchase price of $223 million. During the six months ended June 30, 2013 and 2012 we had no drawings on our revolving credit facility, but we drew $11 million on a construction loan for the development of a hotel in Brazil during the six months ended June 30, 2013.
The following is a summary of our debt to capital ratios:

(in millions, except percentages)	June 30, 2013	December 31, 2012
Consolidated debt (1)	$1,279	$1,233
Stockholders’ equity	4,704	4,821
Total capital	5,983	6,054
Total debt to total capital	21.4%	20.4%
Consolidated debt (1)	1,279	1,233
Less: Cash and cash equivalents and short-term investments	805	927
Net consolidated debt (cash and short-term investments)	474	306
Net debt to total capital	7.9%	5.1%

(1)
Excludes approximately $607 million and $568 million of our share of unconsolidated hospitality venture indebtedness as of June 30, 2013 and December 31, 2012, respectively, substantially all of which is non-recourse to us.

Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance, enhancements to existing properties and investment in new properties.
During the six months ended June 30, 2013, we had total capital expenditures of $92 million, which includes $31 million for maintenance, $36 million for enhancements to existing properties and $25 million for investment in new properties. During the comparable period in 2012, our total capital expenditures were $157 million, which included $84 million for enhancements to existing properties, $43 million for maintenance and $30 million for investment in new properties. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations.
Senior Notes
The following table below sets forth the principal of our Senior Notes. Interest on the Senior Notes is payable semi-annually.

Description	Principal Amount (in millions)
2016 Notes	$250
2019 Notes	196
2021 Notes	250
2023 Notes	350
Total	$1,046
We are in compliance with all applicable covenants under the indenture governing our Senior Notes as of June 30, 2013. See Notes 8 for further discussion on our Senior Notes.

Revolving Credit Facility
We draw upon our credit facility to provide financing for working capital and general corporate purposes, including commercial paper back-up and permitted investments and acquisitions. The borrowing availability under our revolving credit facility is $1.5 billion and the facility's expiration is September 9, 2016. There were no borrowings under the revolving credit facility during the six months ended June 30, 2013 and 2012, respectively. There was no outstanding balance on this credit facility at June 30, 2013 or December 31, 2012.
We did, however, have $101 million and $105 million in outstanding undrawn letters of credit that are issued under our revolving credit facility (which reduces the availability thereunder by the corresponding amount) as of June 30, 2013 and December 31, 2012, respectively.
We are in compliance with all applicable covenants as of June 30, 2013.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $114 million and $120 million in letters of credit outstanding at June 30, 2013 and December 31, 2012, respectively. We had letters of credit issued directly with financial institutions of $13 million and $15 million at June 30, 2013 and December 31, 2012. These letters of credit had weighted average fees of 129 basis points at June 30, 2013. The range of maturity on these letters of credit was up to one year as of June 30, 2013.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2012 Form 10-K. Since the date of our 2012 Form 10-K, we have entered into a Euro 377 million or $490 million (using exchange rates as of June 30, 2013) performance guarantee, and as a result, we are including here our policy for accounting for guarantees, which was initially included in our 2012 Form 10-K.
Guarantees
We enter into performance guarantees related to certain hotels that we manage or debt repayment guarantees with respect to certain hotels in which we hold an equity investment.  We record a liability for the fair value of these performance and debt repayment guarantees at their inception date. The offset depends on the circumstances in which the guarantee was issued.  We amortize the liability for the fair value of a guarantee into income over the term of the guarantee using a systematic and rational, risk-based approach. Performance guarantees are amortized into income in other income (loss), net in the condensed consolidated income statement and debt repayment guarantees that relate to our equity method investments are amortized into income in equity losses from unconsolidated hospitality ventures in the condensed consolidated income statement. On a quarterly basis, we evaluate the likelihood of funding a guarantee. To the extent we determine an obligation to fund under a guarantee is both probable and estimable, we will record a separate contingent liability. The expense related to the separate contingent liability is recognized in other income (loss), net in the period that we determine funding is probable.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At June 30, 2013, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
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
After the issuance of our 2015 Notes, we entered into eight $25 million interest rate swap contracts, each of which were set to expire on August 15, 2015. Taken together, these eight interest rate swap contracts effectively converted a total of $200 million of the $250 million 2015 Notes to floating rate debt based on three-month LIBOR plus a fixed rate component. During the year ended December 31, 2012, we terminated four of the eight $25 million interest rate swap contracts, for which we received cash payments of $8 million to settle the fair value of the swaps. The cash received from the termination of the four swaps was being amortized from the settlement date as a benefit to interest expense over the remaining term of the 2015 Notes.
As of December 31, 2012, we still held a total of four $25 million interest rate swap contracts, each of which were set to expire on August 15, 2015. Taken together, these four swap contracts effectively converted a total of $100 million of the $250 million of our 2015 Notes to floating rate debt based on three-month LIBOR plus a fixed rate component. The fixed rate component of the four swaps varied by contract, ranging from 4.5675% to 4.77%. The interest rate swaps were designated as a fair value hedge as their objective was to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as fair value hedges at inception and at December 31, 2012 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes prior to their redemption during the three month period ending June 30, 2013.
At December 31, 2012, the fixed to floating interest rate swaps were recorded within other assets at a value of $1 million offset by a fair value adjustment to long-term debt of $1 million. At December 31, 2012, the difference between the other asset value and fair market value adjustment to long-term debt includes the ineffective portion of the swap life-to-date which was insignificant.
During the three months ended June 30, 2013, we redeemed all of our 2015 Notes (see Note 8) and settled the remaining four outstanding swap agreements. At the time the 2015 Notes were redeemed, we recognized a gain of $7 million, which included the remaining unamortized benefit from the settlement of the initial four swaps during 2012 of $5 million and a gain on the remaining four swaps of $2 million that were terminated in 2013 in anticipation of the redemption of the 2015 Notes. The gain is included within debt settlement costs in other income (loss), net on the condensed consolidated statements of income.
Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. These foreign currency exposures typically arise from intercompany loans and other intercompany transactions. The U.S. dollar equivalent of the notional amount of the forward contracts as of June 30, 2013 and December 31, 2012 was $219 million and $254 million, respectively, all of which expire within the next twelve months. We intend to offset the gains and losses related to our intercompany loans and transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income attributable to Hyatt Hotels Corporation. We expect to continue this practice relating to our intercompany loans and transactions, and may also begin to manage the risks associated with other transactional and translational foreign currency volatility within our business. See Note 9 to the accompanying condensed consolidated financial statements for further information on our foreign currency exposures and exchange rate risk.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.
We are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, workers' compensation and other employee claims, intellectual property claims and claims related to our management of certain hotel properties. Most occurrences involving liability, claims of negligence and employees are covered by insurance with solvent insurance carriers. We recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material effect on our consolidated financial position, results of operations or liquidity. In addition, please see the legal proceedings disclosed in response to Item 3 to Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and Item I to Part 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Item 1A. Risk Factors.

At June 30, 2013, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company's purchases of shares of Class A and Class B common stock during the quarter ended June 30, 2013:

	Total Number of Shares Purchased (1) (2)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number(or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Program
April 1 to April 30, 2013	422,094	$41.76	422,094	$18,575,268
May 1 to May 31, 2013	1,967,135	41.36	1,967,135	$137,221,654
June 1 to June 30, 2013	2,379,407	40.77	2,379,407	$40,215,824
Total	4,768,636	$41.10	4,768,636

(1)
On August 1, 2012, we announced the approval of a share repurchase program pursuant to which we were authorized to purchase up to $200 million shares of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. On May 1, 2013, we announced the approval of an expansion of the share repurchase program pursuant to which we are authorized to purchase up to an additional $200 million shares of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. The 2012 and 2013 repurchase programs do not have an expiration date. As of June 30, 2013, the Company had approximately $40 million remaining under its current share repurchase authorizations.

(2) On May 10, 2013, in a privately negotiated transaction, the Company purchased an aggregate of 1,498,019 shares of Class B common stock at a price of $41.47 per share, which represents the Volume Weighted Average Price (“VWA Price”) for the Class A common stock for the three (3) trading-day period ending May 9, 2013 as reported by Bloomberg, for an aggregate purchase price of approximately $62 million. The shares of Class B Common Stock to be repurchased represent approximately 0.93% of the Company's total shares of common stock outstanding prior to the repurchase. On May 29, 2013, in a privately negotiated transaction, the Company purchased 295,072 shares of Class B common stock at a price of $41.04 per share, which represents the VWA Price for the Class A common stock for the three (3) trading-day period ending May 28, 2013 as reported by Bloomberg, for an aggregate purchase price of approximately $12 million. The shares of Class B Common Stock to be repurchased represent approximately 0.18% of the Company's total shares of common stock outstanding prior to the repurchase. On June 13, 2013, in a privately negotiated transaction, the Company purchased 1,113,788 shares of Class B common stock at a price of $41.30 per share, which represents the VWA Price for the Class A common stock for the three (3) trading-day period ending June 12, 2013 as reported by Bloomberg, for an aggregate purchase price of approximately $46 million. The shares of Class B Common Stock to be repurchased represent approximately 0.70% of the Company's total shares of common stock outstanding prior to the repurchase.

Upon repurchase, the 2,906,879 shares of Class B common stock repurchased automatically converted into 2,906,879 shares of the Company's Class A common stock and were retired in accordance with the Company's Certificate of Incorporation. All 2,906,879 shares of Class A common stock into which the shares of Class B Common Stock converted were also retired, and resumed the status of authorized but unissued shares. All of the 2,906,879 shares of Class B common stock repurchased by the Company in May and June of 2013 were purchased through the repurchase programs referenced in footnote 1 above. The details of the transactions were previously disclosed in the Company's Current Reports on Form 8-K filed with the Securities and Exchange Commission on May 10, 2013, May 30, 2013 and June 13, 2013.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5.     Other Information.

None.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Hyatt Hotels Corporation

4.1
Fourth Supplemental Indenture, dated May 10, 2013, between Hyatt Hotels Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 10, 2013)

4.2
Fifth Supplemental Indenture, dated May 10, 2013 between Hyatt Hotels Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 10, 2013)

4.3
Form of 3.375% Senior Notes due 2023 (included as part of  Exhibit 4.2 above ) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 10, 2013)

10.1	Hyatt Hotels Corporation Third Amended and Restated Summary of Non-Employee Director Compensation (Effective June 11, 2013)

10.2
Second Amended and Restated Hyatt Hotels Corporation Long Term Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement or Schedule 14A (File No. 001-34521) filed with the Securities and Exchange Commission on April 22, 2013)

10.3
Amended and Restated Hyatt Hotels Corporation Executive Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A (File No. 001-34521) filed with the Securities and Exchange Commission on April 22, 2013)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Hyatt Hotels Corporation

Date:	July 31, 2013	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Date:	July 31, 2013	By:	/s/ Gebhard F. Rainer
Gebhard F. Rainer
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)