Form 10-Q
period 2013-09-30
Hyatt Hotels Corp
filed 2013-10-30
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 25, 2013, there were 44,035,369 shares of the registrant’s Class A common stock, $0.01 par value, outstanding and 112,527,463 shares of the registrant’s Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.
HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
REVENUES:
Owned and leased hotels	$521	$503	$1,585	$1,504
Management and franchise fees	77	68	248	227
Other revenues	22	22	63	59
Other revenues from managed properties	406	384	1,197	1,159
Total revenues	1,026	977	3,093	2,949
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	399	382	1,203	1,148
Depreciation and amortization	81	88	254	263
Other direct costs	10	8	25	21
Selling, general, and administrative	77	75	236	238
Other costs from managed properties	406	384	1,197	1,159
Direct and selling, general, and administrative expenses	973	937	2,915	2,829
Net gains and interest income from marketable securities held to fund operating programs	12	8	22	18
Equity earnings (losses) from unconsolidated hospitality ventures	16	(5)	10	(6)
Interest expense	(15)	(18)	(48)	(53)
Asset impairments	—	—	(11)	—
Gains on sales of real estate	26	—	125	—
Other income (loss), net	2	(5)	(12)	12
INCOME BEFORE INCOME TAXES	94	20	264	91
(PROVISION) BENEFIT FOR INCOME TAXES	(39)	3	(89)	(19)
NET INCOME	55	23	175	72
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$55	$23	$175	$72
EARNINGS PER SHARE - Basic
Net income	$0.35	$0.14	$1.10	$0.44
Net income attributable to Hyatt Hotels Corporation	$0.35	$0.14	$1.10	$0.44
EARNINGS PER SHARE - Diluted
Net income	$0.35	$0.14	$1.10	$0.44
Net income attributable to Hyatt Hotels Corporation	$0.35	$0.14	$1.10	$0.44
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income	$55	$23	$175	$72
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of income tax of $- and $(3) for the three months ended and $- and $(2) for the nine months ended September 30, 2013 and 2012, respectively	16	28	(10)	23
Unrealized gains on available for sale securities, net of income tax of $- and $- for the three months ended and $- and $1 for the nine months ended September 30, 2013 and 2012, respectively	—	1	—	2
Other comprehensive income (loss)	16	29	(10)	25
COMPREHENSIVE INCOME	71	52	165	97
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$71	$52	$165	$97
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except per share amounts)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$774	$413
Restricted cash	434	72
Short-term investments	38	514
Receivables, net of allowances of $12 and $11 at September 30, 2013 and December 31, 2012, respectively	290	531
Inventories	71	80
Prepaids and other assets	113	83
Prepaid income taxes	19	12
Deferred tax assets	17	19
Assets held for sale	—	34
Total current assets	1,756	1,758
Investments	473	283
Property and equipment, net	3,827	4,139
Financing receivables, net of allowances	125	126
Goodwill	133	133
Intangibles, net	529	388
Deferred tax assets	142	183
Other assets	884	620
TOTAL ASSETS	$7,869	$7,630
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$23	$4
Accounts payable	117	138
Accrued expenses and other current liabilities	411	338
Accrued compensation and benefits	128	137
Liabilities held for sale	—	1
Total current liabilities	679	618
Long-term debt	1,283	1,229
Other long-term liabilities	1,154	962
Total liabilities	3,116	2,809
Commitments and contingencies (see Note 11)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of September 30, 2013 and December 31, 2012	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 44,018,779 outstanding and 44,055,052 issued at September 30, 2013, Class B common stock, $0.01 par value per share, 444,521,875 shares authorized, 112,527,463 shares issued and outstanding at September 30, 2013 and Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 46,631,778 outstanding and 46,668,051 issued at December 31, 2012, Class B common stock, $0.01 par value per share, 448,985,467 shares authorized 115,434,342 shares issued and outstanding at December 31, 2012	2	2
Additional paid-in capital	3,030	3,263
Retained earnings	1,789	1,614
Treasury stock at cost, 36,273 shares at September 30, 2013 and December 31, 2012	(1)	(1)
Accumulated other comprehensive loss	(77)	(67)
Total stockholders’ equity	4,743	4,811
Noncontrolling interests in consolidated subsidiaries	10	10
Total equity	4,753	4,821
TOTAL LIABILITIES AND EQUITY	$7,869	$7,630
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$175	$72
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254	263
Deferred income taxes	41	(18)
Asset impairments	11	—
Equity losses from unconsolidated hospitality ventures and distributions received	23	21
Income from cost method investments	(4)	—
Foreign currency losses	4	3
Gains on sales of real estate	(125)	—
Realized gains from other marketable securities	(1)	(9)
Net unrealized gains from other marketable securities	—	(8)
Working capital changes and other	(22)	42
Net cash provided by operating activities	356	366
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(246)	(283)
Proceeds from marketable securities and short-term investments	683	351
Contributions to investments	(416)	(52)
Proceeds from sale of investments	—	52
Acquisitions, net of cash acquired	(85)	(180)
Capital expenditures	(150)	(210)
Issuance of financing receivable	—	(53)
Proceeds from financing receivables	278	2
Proceeds from sales of real estate and assets held for sale	495	—
Sales proceeds transferred to escrow as restricted cash	(422)	—
Sales proceeds transferred from escrow to cash and cash equivalents	71	—
Increase in restricted cash - investing	(19)	(19)
Other investing activities	(11)	(27)
Net cash provided by (used in) investing activities	178	(419)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs of $3 million	388	—
Repayments of long-term debt	(304)	—
Repurchase of common stock	(252)	(33)
Other financing activities	(5)	3
Net cash used in financing activities	(173)	(30)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	(5)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	361	(88)
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	413	534
CASH AND CASH EQUIVALENTS—END OF PERIOD	$774	$446
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$61	$64
Cash paid during the period for income taxes	$67	$37
Non-cash operating activities are as follows:
Non-cash performance guarantee (see Note 11)	$126	$—
Non-cash investing activities are as follows:
Non-cash contract acquisition costs (see Note 7)	$126	$—
Change in accrued capital expenditures	$(4)	$(35)

See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)

1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries ("Hyatt Hotels Corporation") provide hospitality services on a worldwide basis through the management, franchising and ownership of hospitality related businesses. As of September 30, 2013, we operated or franchised 270 full service, Hyatt-branded hotels, consisting of 109,550 rooms throughout the world. We hold ownership interests in certain of these hotels. As of September 30, 2013, we operated or franchised 240 select service, Hyatt-branded hotels with 32,042 rooms, of which 238 hotels are located in the United States. We operate these hotels in 47 countries throughout the world. We hold ownership interests in certain of these hotels. We develop, operate, manage, license or provide services to Hyatt-branded timeshare, fractional and other forms of residential or vacation properties.
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

In December 2011, the FASB released Accounting Standards Update No. 2011-11 ("ASU 2011-11"), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and in January 2013 the FASB released Accounting Standards Update No. 2013-01 (“ASU 2013-01”), Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires companies to provide new disclosures about offsetting and related arrangements for financial instruments and derivatives. ASU 2013-01 clarified the scope of ASU 2011-11. The provisions of ASU 2011-11 and ASU 2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and are required to be applied retrospectively. The adoption of ASU 2011-11 and ASU 2013-01 did not materially impact our condensed consolidated financial statements.

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

In July 2013, the FASB released Accounting Standards Update No. 2013-11 ("ASU 2013-11"), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The provisions of ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. When adopted, ASU 2013-11 is not expected to materially impact our condensed consolidated financial statements.

3.    EQUITY AND COST METHOD INVESTMENTS
We have investments that are recorded under both the equity and cost methods of accounting. These investments are considered to be an integral part of our business and are strategically and operationally important to our overall results. Our equity and cost method investment balances recorded at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Equity method investments	$402	$212
Cost method investments	71	71
Total investments	$473	$283

During the third quarter of 2013, a wholly owned Hyatt subsidiary invested $325 million in Playa Hotels & Resorts B.V. ("Playa"), a company that has been formed to own, operate and develop all-inclusive resorts. Playa's current portfolio consists of 13 all-inclusive resorts totaling approximately 5,800 rooms across the Dominican Republic, Mexico and Jamaica. In connection with our investment, Hyatt has entered into franchise agreements for six of the 13 all-inclusive resorts, or approximately 2,800 rooms, which will operate as Hyatt-branded resorts. Under an agreement with Hyatt, Playa will have certain exclusive rights to operate Hyatt-branded all-inclusive resorts in five Latin American and Caribbean countries through 2018. Playa issued Hyatt $100 million in common shares and $225 million in preferred shares. Our investment in common shares gives us an ownership interest of 21.8%, which has been classified as an equity method investment. The $225 million preferred shares have been classified as an available for sale debt security and recorded in other assets on the condensed consolidated balance sheets. See Note 4 for further discussion of our preferred investment.
During the nine months ended September 30, 2013, we invested an additional $66 million in an equity method hospitality venture that was established to develop, own and operate a hotel property in the state of Hawaii. The hotel opened during the third quarter of 2013.
During the three months ended September 30, 2013, a joint venture in which we held an interest and classified as an equity method investment, sold the hotel it owned and dissolved the venture. The venture was included in our owned and leased hotel segment. As a result of this transaction, we received a $5 million distribution, which was recorded as a deferred gain and will be amortized over the remaining life of our management agreement for the hotel.
During the three months ended September 30, 2012, we sold our interest in two joint ventures classified as equity method investments, which were included in our owned and leased segment, to a third party for $52 million. Each venture owns a hotel that we currently manage. At the time of the sale we signed agreements with the third party purchaser to extend our existing management agreements for the hotels owned by the ventures by ten years. A $28 million pre-tax gain on the sale was deferred and will be amortized over the life of the extended management agreements.
Income from cost method investments included in other income (loss), net in our condensed consolidated statements of income for the three and nine months ended September 30, 2013 represents an insignificant and $4 million preferred return, respectively. The three and nine months ended September 30, 2012 included insignificant income from cost method investments.
During the nine months ended September 30, 2012, we recorded $1 million in impairment charges in equity earnings (losses) from unconsolidated hospitality ventures related to a vacation ownership property.
The following table presents summarized financial information for all unconsolidated ventures in which we hold an investment that is accounted for under the equity method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenues	$246	$268	$721	$762
Gross operating profit	78	93	236	246
Income from continuing operations	28	11	24	14
Net income	28	11	24	14

Subsequent to the issuance of the Company's condensed consolidated financial statements for the period ended June 30, 2013, the Company identified an error in the underlying accounting for foreign currency translation for a joint venture in which the Company has an ownership interest. The error impacts the Company's share of equity in earnings of this equity method investment. As of December 31, 2012, the cumulative impact to equity from these errors was a decrease of $10 million, which included an increase of $9 million to beginning retained earnings and a decrease of $19 million to accumulated other comprehensive loss. The cumulative impact of these errors to investments as of December 31, 2012 was a decrease of $10 million. Additionally, equity earnings (losses) from unconsolidated hospitality ventures was understated by an insignificant amount for each of the three and nine months ended September 30, 2012. The Company expects to likewise correct previously presented historical financial statements to be included in future filings, including the annual financial statements to be included in the Company's Annual Report on Form 10-K for the year ending December 31, 2013.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2013 and December 31, 2012, we had the following financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	$67	$67	$—	$—
Marketable securities included in short-term investments, prepaids and other assets, and other assets
Mutual funds	314	314	—	—
Equity securities	8	8	—	—
U.S. government obligations	120	—	120	—
U.S. government agencies	48	—	48	—
Corporate debt securities	109	—	109	—
Mortgage-backed securities	20	—	20	—
Asset-backed securities	17	—	17	—
Municipal and provincial notes and bonds	3	—	3	—
Preferred shares	225	—	—	225
Derivative instruments
Foreign currency forward contracts	(7)	—	(7)	—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	$117	$117	$—	$—
Marketable securities included in short-term investments, prepaids and other assets, and other assets
Mutual funds	275	275	—	—
Equity securities	10	10	—	—
U.S. government obligations	111	—	111	—
U.S. government agencies	68	—	68	—
Corporate debt securities	540	—	540	—
Mortgage-backed securities	22	—	22	—
Asset-backed securities	10	—	10	—
Municipal and provincial notes and bonds	15	—	15	—
Derivative instruments
Interest rate swaps	1	—	1	—
Foreign currency forward contracts	(1)	—	(1)	—
During the three and nine months ended September 30, 2013 and September 30, 2012, there were no transfers between levels of the fair value hierarchy. Our policy is to recognize transfers in and transfers out as of the end of each quarterly reporting period.

Marketable Securities and Other Investments
Our portfolio of marketable securities and other investments consists of various types of mutual funds, equity securities, preferred shares and fixed income securities, including U.S. Treasury securities, government agencies, municipal, provincial and corporate bonds. The fair value of our mutual funds and equity securities were classified as Level One as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The remaining securities, other than our investment in preferred shares, were classified as Level Two due to the use and weighting of multiple market inputs being considered in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities. Our investment in preferred shares were classified as Level Three due to the unobservable market data related to the investment.
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
The impact to net income from total gains or losses included in net gains (losses) and interest income from marketable securities held to fund operating programs due to the change in unrealized gains or losses relating to assets still held at the reporting date for the three and nine months ended September 30, 2013 and 2012 was insignificant.
During the three months ended September 30, 2013, we invested $225 million in Playa for preferred shares. See Note 3 for further detail regarding this transaction. Hyatt has the option to convert its preferred shares into shares of common stock at any time through the later of the second anniversary of our investment or an initial public offering by Playa. The preferred investment is redeemable at Hyatt's option beginning in August 2021 or upon Playa's initial public offering or any equity issuance by Playa. In the event of an initial public offering or other equity issuance, Hyatt has the option to redeem up to $125 million of preferred shares. As a result, we have classified the preferred investment as an available for sale debt security and recorded the $225 million investment in other assets on the condensed consolidated balance sheets. Investments in debt securities that are classified as available for sale shall be measured subsequently at fair value in the statement of financial position. We believe that as of September 30, 2013, the cost of our investment approximated its fair value.
Included in our portfolio of marketable securities and other investments are investments in debt and equity securities classified as available for sale. At September 30, 2013 and December 31, 2012 these were as follows:

	September 30, 2013
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Equity securities	$7	$1	$—	$8
Preferred shares	225	—	—	225
Total	$232	$1	$—	$233

	December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate debt securities	$443	$8	$(8)	$443
U.S. government agencies and municipalities	31	—	—	31
Equity securities	9	1	—	10
Total	$483	$9	$(8)	$484

Gross realized gains and losses on available for sale securities were $1 million and insignificant for the three months ended September 30, 2013 and 2012, respectively, and $1 million and insignificant for the nine months ended September 30, 2013 and 2012, respectively.

Derivative Instruments
Our derivative instruments are foreign currency exchange rate instruments and interest rate swaps. The instruments are valued using an income approach with factors such as interest rates and yield curves, which represent market observable inputs and are generally classified as Level Two. Credit valuation adjustments may be made to ensure that derivatives are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality and our nonperformance risk. During the nine months ended September 30, 2013, we redeemed all of our 2015 Notes and settled the related outstanding interest rate swaps, see Note 8 for further details on our debt settlement. As of December 31, 2012, the credit valuation adjustments were insignificant. See Note 9 for further details on our derivative instruments.
Mortgage Backed Securities
As of January 1, 2012, the balance of our Level Three mortgage backed securities was $2 million. During the nine months ended September 30, 2012 we sold these securities for $2 million. There were no other significant purchases, issuances, settlements or gains or losses (realized or unrealized) related to our Level Three mortgage backed securities in the three and nine months ended September 30, 2012. During the three and nine months ended September 30, 2013, there were no purchases, issuances, settlements or gains or losses (realized or unrealized) related to Level Three mortgage backed securities. As of September 30, 2013 and December 31, 2012, we had no Level Three mortgage backed securities.

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
We estimated the fair value of debt, excluding capital leases, which, as of September 30, 2013, consisted primarily of $250 million of 3.875% senior notes due 2016 (the "2016 Notes"), $196 million of 6.875% senior notes due 2019 (the "2019 Notes"), $250 million of 5.375% senior notes due 2021 (the "2021 Notes"), and $350 million of 3.375% senior notes due 2023 (the "2023 Notes" which, together with the 2016 Notes, the 2019 Notes, and the 2021 Notes are collectively referred to as the "Senior Notes"), and construction loans. As of December 31, 2012 the fair value of our debt included our $250 million of 5.750% senior notes due in 2015 (the "2015 Notes") which were redeemed in the nine months ended September 30, 2013, our 2016 Notes, our 2019 Notes, a portion of which were tendered during the nine months ended September 30, 2013, our 2021 Notes and our construction loans. Our Senior Notes are classified as Level Two due to the use and weighting of multiple market inputs in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities. Our construction loans have been classified as Level Three, as we subjectively determine the risk rating which impacts the discount rate.

The carrying amounts and fair values of our other financial instruments are as follows:

	Asset (Liability)
	September 30, 2013
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables
Secured financing to hotel owners	$32	$38	$—	$—	$38
Vacation ownership mortgage receivable	37	38	—	—	38
Unsecured financing to hotel owners	64	63	—	—	63
Debt, excluding capital lease obligations	(1,097)	(1,147)	—	(1,093)	(54)

	Asset (Liability)
	December 31, 2012
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables
Secured financing to hotel owners	$310	$314	$—	$—	$314
Vacation ownership mortgage receivable	39	39	—	—	39
Unsecured financing to hotel owners	64	64	—	—	64
Debt, excluding capital lease obligations	(1,017)	(1,137)	—	(1,126)	(11)

5.    FINANCING RECEIVABLES
We have divided our financing receivables, which include loans and other financing arrangements, into three portfolio segments based on their initial measurement, risk characteristics and our method for monitoring or assessing credit risk. These portfolio segments correspond directly with our assessed class of receivables and are as follows:

•
Secured Financing to Hotel Owners—These financing receivables are senior secured mortgage loans and are collateralized by hotel properties currently in operation. These loans at September 30, 2013 and December 31, 2012 include financing provided to certain franchisees for the renovation and conversion of certain franchised hotels. These franchisee loans accrue interest at fixed rates ranging between 5.0% and 5.5%. Secured financing to hotel owners at December 31, 2012 consisted primarily of a $277 million mortgage loan receivable to an unconsolidated hospitality venture which was formed to acquire ownership of a hotel property in Waikiki, Hawaii. This mortgage receivable had interest set at 30-day LIBOR +3.75% due monthly and a stated maturity date of July 2013. This receivable was repaid in full, including payment of all accrued, but unpaid interest in the third quarter of 2013.

•
Vacation Ownership Mortgage Receivables—These financing receivables are comprised of various mortgage loans related to our financing of vacation ownership interval sales. As of September 30, 2013, the weighted-average interest rate on vacation ownership mortgage receivables was 14.0%.

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
The three portfolio segments of financing receivables and their balances at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Secured financing to hotel owners	$39	$317
Vacation ownership mortgage receivables at various interest rates with varying payments through 2023	45	48
Unsecured financing to hotel owners	147	147
	231	512
Less allowance for losses	(98)	(99)
Less current portion included in receivables, net	(8)	(287)
Total long-term financing receivables, net	$125	$126
Financing receivables held by us as of September 30, 2013 are scheduled to mature as follows:

Year Ending December 31,	Secured Financing to Hotel Owners	Vacation Ownership Mortgage Receivables
2013	$—	$2
2014	1	7
2015	38	7
2016	—	7
2017	—	5
2018	—	4
Thereafter	—	13
Total	39	45
Less allowance	(7)	(8)
Net financing receivables	$32	$37
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

The following tables summarize the activity in our financing receivables allowance for the three and nine months ended September 30, 2013 and 2012:

	Secured Financing	Vacation Ownership	Unsecured Financing	Total
Allowance at January 1, 2013	$7	$9	$83	$99
Provisions	—	—	2	2
Write-offs	—	(2)	(2)	(4)
Recoveries	—	—	—	—
Other Adjustments	—	—	(1)	(1)
Allowance at June 30, 2013	$7	$7	$82	$96
Provisions	—	1	1	2
Write-offs	—	—	—	—
Recoveries	—	—	—	—
Other Adjustments	—	—	—	—
Allowance at September 30, 2013	$7	$8	$83	$98

	Secured Financing	Vacation Ownership	Unsecured Financing	Total
Allowance at January 1, 2012	$7	$8	$75	$90
Provisions	—	3	6	9
Write-offs	—	(3)	(3)	(6)
Recoveries	—	—	(2)	(2)
Other Adjustments	—	—	—	—
Allowance at June 30, 2012	$7	$8	$76	$91
Provisions	—	1	2	3
Write-offs	—	(1)	—	(1)
Recoveries	—	—	—	—
Other Adjustments	—	—	—	—
Allowance at September 30, 2012	$7	$8	$78	$93
We routinely evaluate loans within financing receivables for impairment. To determine whether an impairment has occurred, we evaluate the collectability of both interest and principal. A loan is considered to be impaired when the Company determines that it is probable that we will not be able to collect all amounts due under the contractual terms. We do not recognize interest income for impaired loans unless cash is received, in which case the payment is recorded to other income (loss), net in the accompanying condensed consolidated statements of income. During the three and nine months ended September 30, 2013, we did not record any impairment charges for loans to hotel owners. During the three and nine months ended September 30, 2012, we recorded insignificant and $3 million of impairment charges for loans, respectively. The gross value of our impaired loans and related reserve does increase, outside of impairments recognized, due to the accrual and related reserve of interest income on these loans.

An analysis of our loans included in secured financing to hotel owners and unsecured financing to hotel owners had the following impaired amounts at September 30, 2013 and December 31, 2012, all of which had a related allowance recorded against them:

Impaired Loans
September 30, 2013
	Gross Loan Balance (Principal and Interest)	Unpaid Principal Balance	Related Allowance	Average Recorded Loan Balance
Secured financing to hotel owners	$40	$39	$(7)	$40
Unsecured financing to hotel owners	53	39	(53)	54

Impaired Loans
December 31, 2012
	Gross Loan Balance (Principal and Interest)	Unpaid Principal Balance	Related Allowance	Average Recorded Loan Balance
Secured financing to hotel owners	$40	$39	$(7)	$40
Unsecured financing to hotel owners	53	40	(53)	51
Interest income recognized on these impaired loans within other income (loss), net on our condensed consolidated statements of income for the three and nine months ended September 30, 2013 and 2012 was as follows:

Interest Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Secured financing to hotel owners	$1	$1	$2	$2
Unsecured financing to hotel owners	—	—	—	—
Credit Monitoring
On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity.

•	Past-due Receivables—We determine financing receivables to be past-due based on the contractual terms of each individual financing receivable agreement.

•
Non-Performing Receivables—Receivables are determined to be non-performing based upon the following criteria: (1) if interest or principal is more than 90 days past due for secured financing to hotel owners and unsecured financing to hotel owners; (2) if interest or principal is more than 120 days past due for vacation ownership mortgage receivables; or (3) if an impairment charge has been recorded for a loan or a provision established for our other financing arrangements. For the three and nine months ended September 30, 2013 and 2012, no interest income was accrued for secured financing to hotel owners and unsecured financing to hotel owners more than 90 days past due or for vacation ownership receivables more than 120 days past due. For the three and nine months ended September 30, 2013 and 2012, insignificant interest income was accrued for vacation ownership receivables past due more than 90 days but less than 120 days.

If a financing receivable is non-performing, we place the financing receivable on non-accrual status. We only recognize interest income when cash is received for financing receivables on non-accrual status. Accrual of interest income is resumed when the receivable becomes contractually current and collection doubts are removed.

The following tables summarize our aged analysis of past-due financing receivables by portfolio segment, the gross balance of financing receivables greater than 90 days past-due and the gross balance of financing receivables on non-accrual status as of September 30, 2013 and December 31, 2012:

Analysis of Financing Receivables
September 30, 2013
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
Acquisitions
The Driskill—During the nine months ended September 30, 2013, we acquired The Driskill hotel in Austin, Texas ("The Driskill") for a purchase price of approximately $85 million. The Driskill has a long-standing presence in a market which we view as a key location for our guests. Due to the iconic nature of the hotel and its membership in the Historic Hotels of America and Associated Luxury Hotels International, we have chosen to retain The Driskill name. Of the total $85 million purchase price, significant assets acquired consist of $72 million of property and equipment, a $7 million indefinite-lived brand intangible, a $5 million management intangible and $1 million of other assets which have been included primarily in our owned and leased hotel segment.
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
In conjunction with the acquisition, we entered into a holdback escrow agreement. Pursuant to the holdback escrow agreement, we withheld $11 million from the purchase price and placed it into an escrow account, which was classified as restricted cash on our condensed consolidated balance sheet. During the nine months ended September 30, 2012, we released $1 million from escrow to the seller. As of September 30, 2013, the remaining funds in the escrow account had been released to the seller.

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
Dispositions
Andaz Napa—During the three months ended September 30, 2013, we sold Andaz Napa for $71 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of $27 million. The Company entered into a long-term management agreement with the purchaser of the hotel. The gain on sale has been deferred and is being recognized in management and franchise fees over the term of the management contract, within our Americas management and franchising segment. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sale of Andaz Napa have been held as restricted for use in a potential like-kind exchange. As part of the closing conditions for Andaz Napa, an affiliate of the purchaser and Hyatt entered into a purchase and sale agreement for the Andaz Savannah.
Andaz Savannah—During the three months ended September 30, 2013, we sold Andaz Savannah for $42 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of $4 million. The Company entered into a long-term management agreement with the purchaser of the hotel. The gain on sale has been deferred and is being recognized in management and franchise fees over the term of the management contract, within our Americas management and franchising segment. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sale of Andaz Savannah have been held as restricted for use in a potential like-kind exchange.
Hyatt Regency Denver Tech—During the three months ended September 30, 2013, we sold Hyatt Regency Denver Tech for $59 million, net of closing costs, to an unrelated third party, and entered into a long-term franchise agreement with the purchaser of the hotel. The sale resulted in a pre-tax gain of $26 million, which has been recognized in gains on sales of real estate on our condensed consolidated statements of income during the three and nine months ended September 30, 2013. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sale of Hyatt Regency Denver Tech have been held as restricted for use in a potential like-kind exchange.
Hyatt Regency Santa Clara—During the three months ended September 30, 2013, we sold Hyatt Regency Santa Clara for $91 million, net of closing costs, to an unrelated third party, and entered into a long-term management agreement with the purchaser of the property. As part of the sale agreement, we have the potential for an additional earn-out of up to $7 million based on the hotel's performance in 2013. If achieved, this contingent payment will be received during the first quarter of 2014. At that time, the gain would be deferred and recognized in management and franchise fees over the term of the management contract. This property had been classified as assets and liabilities held for sale as of June 30, 2013. The sale resulted in an insignificant loss, which has been recognized in gains on sales of real estate on our condensed consolidated statements of income during the three months ended September 30, 2013. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sale of Hyatt Regency Santa Clara have been held as restricted for use in a potential like-kind exchange.
Hyatt Fisherman's Wharf—During the nine months ended September 30, 2013, we sold Hyatt Fisherman's Wharf for $100 million, net of closing costs, to an unrelated third party, and entered into a long-term franchise agreement with the owner of the property. The sale resulted in a pre-tax gain of $55 million, which has been recognized in gains on sales of real estate on our condensed consolidated statements of income during the nine months ended September 30, 2013. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sale of Hyatt Fisherman's Wharf have been held as restricted for use in a potential like-kind exchange.
Hyatt Santa Barbara—During the nine months ended September 30, 2013, we sold Hyatt Santa Barbara for $60 million, net of closing costs, to an unrelated third party, and entered into a long-term franchise agreement with the owner of the property. The sale resulted in a pre-tax gain of $44 million, which has been recognized in gains on sales of real estate on our condensed consolidated statements of income during the nine months ended September 30, 2013. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Hyatt Place—During the nine months ended September 30, 2013, we sold three Hyatt Place properties for a combined $36 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of approximately $2 million. These properties had been classified as assets and liabilities held for sale as of December 31, 2012. The Company retained long-term management agreements for each hotel with the purchaser of the hotels. The gain on sale has been deferred and is being recognized in management and franchise fees over the term of the management contracts, within our Americas management and franchising segment. The operations of the hotels prior to the sale remain within our owned and leased hotels segment.
Artwork - During the nine months ended September 30, 2013, we sold artwork to an unrelated third party and recognized a pre-tax gain of $29 million which was recognized in other income (loss), net on our condensed consolidated statements of income. See "Like-Kind Exchange Agreements" below, as proceeds from the sale of artwork have been held as restricted for use in a potential like-kind exchange.
Like-Kind Exchange Agreements
In conjunction with the 2013 sales of Andaz Savannah, Andaz Napa, Hyatt Regency Denver Tech, Hyatt Regency Santa Clara and Hyatt Fisherman's Wharf we entered into like-kind exchange agreements with an intermediary. Pursuant to the like-kind exchange agreements, the proceeds from the sales of these hotels were placed into an escrow account administered by an intermediary. Accordingly, we classified combined net proceeds of $363 million related to these properties as restricted cash on our condensed consolidated balance sheets as of September 30, 2013.
During the nine months ended September 30, 2013, we released the net proceeds from the first quarter 2013 sales of two of the three Hyatt Place properties discussed above of $23 million and the 2012 sales of four Hyatt Place properties of $44 million from restricted cash on our condensed consolidated balance sheets, as like-kind exchange agreements were not consummated within allowable time periods.
In conjunction with the second quarter 2013 sale of artwork, we placed proceeds received into restricted cash pursuant to a like-kind exchange agreement administered by an intermediary. We intend to use a portion of the proceeds to fund future artwork purchases.

7.    GOODWILL AND INTANGIBLE ASSETS
We review the carrying value of our goodwill and indefinite lived brand intangible by performing either a qualitative assessment or a two-step process. Under step one, we compare the carrying value of our brand intangible, and our goodwill at the reporting unit level, to their respective fair values during our annual impairment test in the fourth quarter or more often as needed. We define a reporting unit at the individual property or business level. When determining fair value in step one, we utilize internally developed discounted future cash flow models, third party appraisals and, if appropriate, current estimated net sales proceeds from pending offers. We then compare the estimated fair value to our carrying value. If the carrying value of our indefinite lived brand intangible is in excess of the fair value, an impairment charge is recognized in an amount equal to the excess. If the carrying value of our goodwill is in excess of the fair value, we must determine our implied fair value of goodwill to evaluate if any impairment charge is necessary. During the three and nine months ended September 30, 2013 and 2012, no impairment charges were recorded related to goodwill or our indefinite lived intangible asset. Goodwill was $133 million at September 30, 2013 and December 31, 2012. At September 30, 2013, our indefinite-lived brand intangible acquired as part of the 2013 acquisition of The Driskill was $7 million, see Note 6.

Definite lived intangible assets primarily include contract acquisition costs, acquired lease rights, and acquired franchise and management intangibles. Contract acquisition costs and franchise and management intangibles are generally amortized on a straight-line basis over their contract terms, which range from approximately 5 to 40 years and 20 to 30 years, respectively. Acquired lease rights are amortized on a straight-line basis over the lease term. Definite lived intangibles are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. During the nine months ended September 30, 2013, we entered into 30 year management agreements for four hotels in France. Using exchange rates at September 30, 2013, the value of the contract acquisition cost at inception was $121 million. The intangible is being amortized into expense on a straight-line basis over the 30 year term of the management agreements, which began in the second quarter of 2013 in conjunction with the conversion of the hotels to Hyatt management. There were no impairment charges related to intangible assets with definite lives during the three and nine months ended September 30, 2013 and 2012.
The following is a summary of intangible assets at September 30, 2013 and December 31, 2012:

	September 30, 2013	Weighted Average Useful Lives in Years	December 31, 2012
Contract acquisition costs	$349	26	$203
Acquired lease rights	140	112	139
Franchise and management intangibles	128	25	122
Brand Intangible	7	—	—
Other	7	14	10
	631		474
Accumulated amortization	(102)		(86)
Intangibles, net	$529		$388
Amortization expense relating to intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amortization expense	$6	$7	$18	$19

8.    DEBT
Long-term debt, net of current maturities, at September 30, 2013 and December 31, 2012 was $1,283 million and $1,229 million, respectively.
Senior Notes—During the nine months ended September 30, 2013, we issued and sold $350 million 3.375% Senior Notes due July 15, 2023 at a public offering price of 99.498%. We received net proceeds of $345 million from the sale of the 2023 Notes, after deducting underwriters' discounts and offering expenses. We used the net proceeds to pay the redemption price (as defined below) in connection with the redemption of the 2015 Notes and to repurchase the 2019 Notes tendered in the cash tender offer, with any remaining proceeds intended to be used for general corporate purposes. Interest on the 2023 Notes is payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2014. See Note 9 for the interest rate lock associated with the 2023 Notes.
Debt Redemption—During the nine months ended September 30, 2013, we redeemed all of our outstanding 2015 Notes, of which an aggregate principal amount of $250 million was outstanding. The redemption price, which was calculated in accordance with the terms of the 2015 Notes and included principal plus a make-whole premium, was $278 million.
After the issuance of our 2015 Notes, we entered into eight $25 million interest rate swap contracts. During the year ended December 31, 2012, we terminated four of the eight interest rate swap contracts, for which we received cash payments of $8 million to settle the fair value of the swaps. The cash received from the termination of the four swaps was being amortized from the settlement date as a benefit to interest expense over the remaining term of the 2015 Notes. During the nine months ended September 30, 2013, we settled the remaining four outstanding interest rate swap agreements. At the time the 2015 Notes were redeemed, we recognized a gain of $7 million, which included the remaining unamortized benefit from the settlement of the initial four swaps during 2012 of $5 million and a gain on the remaining four swaps of $2 million that were terminated in 2013 in anticipation of the 2015 Note redemption. The gain is included within debt settlement costs in other income (loss), net on the condensed consolidated statements of income. See Note 9 for the settlement of the interest rate swaps associated with the 2015 Notes.
Tender Offer—During the nine months ended September 30, 2013, we completed a cash tender offer (the "cash tender offer") for any and all of our 2019 Notes, of which an aggregate principal amount of $250 million was outstanding. We purchased $54 million aggregate principal amount of 2019 Notes in the cash tender offer at a purchase price of $66 million, which included premiums payable in connection with the cash tender offer. Following the cash tender offer, $196 million aggregate principal amount of 2019 Notes remains outstanding.
Floating Average Rate Construction Loan—During the year ended December 31, 2012, we obtained a construction loan in order to develop a hotel in Brazil. The term of this loan is up to 18 years and the interest is at a floating average rate estimated at 7.5%. As of September 30, 2013, we had borrowed Brazilian Real ("BRL") 74 million, or $33 million, against this construction loan of which BRL 50 million, or $22 million, has not yet been utilized in construction and is therefore held in restricted cash.

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
All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered, we designate the derivative as one of the following: a hedge of a forecasted transaction or the variability of cash flows to be paid (cash flow hedge), a hedge of the fair value of a recognized asset or liability (fair value hedge), or an undesignated hedge instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in accumulated other comprehensive loss on the condensed consolidated balance sheet until they are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged on the statement of cash flows. Cash flows from undesignated derivative financial instruments are included in the investing category on the condensed consolidated statement of cash flows. We do not offset any derivative assets or liabilities in the balance sheet and none of our derivatives are subject to master netting arrangements.
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
As of December 31, 2012, we held a total of four $25 million interest rate swap contracts, each of which was set to expire on August 15, 2015. Taken together, these swap contracts effectively converted a total of $100 million of the $250 million of our 2015 Notes to floating rate debt based on three-month LIBOR plus a fixed rate component. The fixed rate component of the four swaps varied by contract, ranging from 4.5675% to 4.77%. The interest rate swaps were designated as fair value hedges, as their objective was to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as fair value hedges at inception and at December 31, 2012 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes prior to their redemption during the nine months ended September 30, 2013. The swaps were settled in anticipation of the redemption of the 2015 Notes. We received $2 million of cash payments to settle the fair value of the swaps during the nine months ended September 30, 2013, which included an insignificant amount of accrued interest. The cash received offset premiums paid at the time of the settlement of the 2015 Notes. See Note 8 for a discussion of the settlement of our 2015 Notes.
At December 31, 2012, the fixed to floating interest rate swaps were recorded within other assets at a value of $1 million offset by a fair value adjustment to long-term debt of $1 million. At December 31, 2012, the difference between the other asset value and fair market value adjustment to long-term debt includes the ineffective portion of the swap life-to-date which was insignificant.
Interest Rate Lock—During the nine months ended September 30, 2013, we entered into treasury-lock derivative instruments with $175 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the 2023 Notes issued during the nine months ending September 30, 2013 as changes in the benchmark interest rate would result in variability in cash flows related to such debt. These derivative instruments were designated as cash flow hedges at inception and were highly effective in offsetting fluctuations in the benchmark interest rate. See Note 8 for a discussion of our 2023 Notes.
During the nine months ended September 30, 2013, we settled the aforementioned treasury-lock derivative instruments at the date of issuance of the 2023 Notes. The $1 million loss on the settlement was recorded to accumulated other comprehensive loss and will be amortized to interest expense over the life of the 2023 Notes. For the nine months ended September 30, 2013, the amount of incremental interest expense was insignificant.
Foreign Currency Exchange Rate Instruments—We transact business in various foreign currencies and utilize foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Our strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany loans and other intercompany transactions. Our foreign currency forward contracts generally settle within 12 months. We do not use these forward contracts for trading purposes. We do not designate these forward contracts as hedging instruments. Accordingly, we record the fair value of these contracts as of the end of our reporting period to our condensed consolidated balance sheets with changes in fair value recorded in our condensed consolidated statements of income within other income (loss), net for both realized and unrealized gains and losses. The balance sheet classification for the fair values of these forward contracts is to prepaids and other assets for unrealized gains and to accrued expenses and other current liabilities for unrealized losses. At September 30, 2013, the foreign currency forward contracts were recorded within accrued expenses and other current liabilities at a value of $7 million while contracts recorded within prepaids and other assets were insignificant. At December 31, 2012, the foreign currency forward contracts were recorded within accrued expenses and other current liabilities at a value of $1 million while contracts recorded within prepaids and other assets were insignificant.
The U.S. dollar equivalent of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany loans, with terms of less than one year, is as follows (in U.S. dollars):

	September 30, 2013	December 31, 2012
Pound Sterling	$158	$161
Korean Won	31	31
Swiss Franc	25	32
Canadian Dollar	3	30
Total notional amount of forward contracts	$217	$254

Certain energy contracts at our hotel facilities include derivatives. However, we qualify for and have elected the normal purchases or sales exemption for these derivatives.
The effects of derivative instruments on our condensed consolidated financial statements were as follows for the three and nine months ended September 30, 2013 and 2012:
Effect of Derivative Instruments on Income

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain (Loss)	2013	2012	2013	2012
Fair value hedges:
Interest rate swaps
Gains on derivatives	Other income (loss), net*	$—	$—	$—	$1
Losses on borrowings	Other income (loss), net*	—	—	—	(1)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain (Loss)	2013	2012	2013	2012
Derivatives not designated as hedges:
Foreign currency forward contracts	Other income (loss), net	$(12)	$(7)	$(1)	$(9)

*
For the nine months ended September 30, 2013, there was an insignificant gain recognized in income related to the ineffective portion of these hedges. For the three and nine months ended September 30, 2012, there was an insignificant loss recognized in income related to the ineffective portion of these hedges. No amounts were excluded from the assessment of hedge effectiveness for the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012.

10.    INCOME TAXES

The effective income tax rates for the three months ended September 30, 2013 and 2012 were a provision of 41.3% and a benefit of 17.0%, respectively. The effective income tax rates for the nine months ended September 30, 2013 and 2012 were a provision of 33.8% and 20.7%, respectively.
For the three months ended September 30, 2013, the effective tax rate differs from the U.S. statutory federal income tax rate of 35% primarily due to a shift in our earnings mix to locations with higher tax rates, partially offset by a benefit of $3 million related to the reduction in statutory tax rates enacted by foreign jurisdictions during the quarter.
For the nine months ended September 30, 2013, the effective tax rate differs from the U.S. statutory federal income tax rate of 35% primarily due the impact of a shift in our earnings mix to locations with higher tax rates. This increase is offset by a $4 million benefit for an adjustment to the opening balance of certain deferred tax assets, a benefit of $3 million (including $1 million interest) related to the settlement of tax audits, a benefit of $4 million (including $2 million of interest and penalties) related to the expiration of statutes of limitations in certain foreign locations, a benefit of $3 million related to the reduction in statutory tax rates enacted by foreign jurisdictions during the third quarter, and a benefit of $2 million with respect to foreign currency fluctuations related to uncertain tax positions.
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
For the nine months ended September 30, 2012, the effective tax rate is lower than the U.S. statutory federal income tax rate of 35% primarily due to the recognition of foreign tax credits of $17 million, a release of $5 million in reserves for interest related to our treatment for expensing certain renovation costs in prior years and a benefit of $3 million from a reduction in statutory tax rates enacted by foreign jurisdictions during the third quarter.

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
Total unrecognized tax benefits were $52 million and $75 million at September 30, 2013 and December 31, 2012, respectively, of which $27 million and $42 million, respectively, would impact the effective tax rate if recognized. It is reasonably possible that a reduction of up to $5 million of unrecognized tax benefits could occur within twelve months from the resolution of tax audits and the expiration of certain statutes of limitations.

11.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:
Commitments—As of September 30, 2013, we are committed, under certain conditions, to lend or invest up to $444 million, net of any related letters of credit, in various business ventures.
Included in the $444 million in commitments is our share of a hospitality venture’s commitment to purchase a hotel within a to-be completed building in New York City for a total purchase price of $375 million. The hospitality venture will be funded upon the purchase of the hotel, and our share of the purchase price commitment is 66.67% (or approximately $250 million). In accordance with the purchase agreement, we have agreed to fund a $50 million letter of credit as security towards this future purchase obligation. The agreement stipulates that the purchase of the completed property is contingent upon the completion of certain contractual milestones. The $50 million funded letter of credit is included as part of our total letters of credit outstanding at September 30, 2013, and therefore netted against our future commitments amount disclosed above. For further discussion, see the "Letters of Credit" section of this footnote.
Performance Guarantees—Certain of our contractual arrangements with third party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels.
During the three and nine months ended September 30, 2013, we recorded a $2 million and $3 million charge related to these agreements, respectively. Under these agreements, we had recorded a guarantee liability of $124 million, net of amortization and using exchange rates as of September 30, 2013. The remaining maximum potential payments related to these agreements are $541 million. Included within the remaining maximum potential performance guarantees of $541 million are the following:

Property Description	Maximum Guarantee Amount (local currency)	Maximum Guarantee Amount (USD at September 30, 2013)	Initial Liability Recorded (local currency)	Liability Recorded at September 30, 2013
Four hotels in France*	Euro 377	$509	Euro 90	$118
A hotel in Thailand	Thai baht 360	11	Thai baht 157	5
Select service hotels in the U.S.		15		1
Other		6		—
Total		$541		$124
*Our performance guarantee for the four hotels in France does not have an annual cap.
In connection with the inception of a performance guarantee, we recognize a liability for the fair value of our guarantee obligation within other long-term liabilities on our condensed consolidated balance sheets with an offset to contract acquisition cost intangible assets. Upon commencement of the guarantee period, we amortize the guarantee liability using a systematic and rational risk-based approach over the term of the respective performance guarantee. During the three and nine months ended September 30, 2013, we amortized $2 million and $3 million, respectively, of these liabilities as income to other income (loss), net on the condensed consolidated statements of income.
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. As of September 30, 2013, there were no amounts recorded in accrued expenses and other current liabilities related to these performance test clauses.
Debt Repayment Guarantees—We have entered into various debt repayment guarantees related to our hospitality venture investments in certain properties. The maximum exposure under these agreements as of September 30, 2013 was $272 million. As of September 30, 2013, we had a $9 million liability representing the carrying value of these guarantees. Included within the $272 million in debt repayment guarantees are the following:

Property Description	Maximum Guarantee Amount	Amount Recorded at September 30, 2013
Vacation ownership development	$110	$1
Hotel property in Brazil	75	3
Hawaii hotel development	30	1
Hotel property in Minnesota	25	4
Other	32	—
Total Debt Repayment Guarantees	$272	$9
With respect to debt repayment guarantees related to certain hospitality venture properties, the Company has agreements with its respective partners that require each partner to pay a pro-rata portion of the guarantee amount based on each partner’s ownership percentage. Assuming successful enforcement of these agreements, our maximum exposure under our various debt repayment guarantees as of September 30, 2013, would be $146 million.
Surety Bonds—Surety bonds issued on our behalf totaled $24 million at September 30, 2013, and primarily relate to workers’ compensation, taxes, licenses, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf as of September 30, 2013 totaled $114 million, the majority of which relate to our ongoing operations. Of the $114 million letters of credit outstanding, $101 million reduces the available capacity under our revolving credit facility.
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

12.    EQUITY
Stockholders’ Equity and Noncontrolling Interests—The following table details the equity activity for the nine months ended September 30, 2013 and 2012, respectively.

	Stockholders’ equity	Noncontrolling interests in consolidated subsidiaries	Total equity
Balance at January 1, 2013	$4,811	$10	$4,821
Net income	175	—	175
Other comprehensive loss	(10)	—	(10)
Repurchase of common stock	(252)	—	(252)
Directors compensation	2	—	2
Employee stock plan issuance	2	—	2
Share based payment activity	15	—	15
Balance at September 30, 2013	$4,743	$10	$4,753

Balance at January 1, 2012	$4,808	$10	$4,818
Net income	72	—	72
Other comprehensive loss	25	—	25
Repurchase of common stock	(35)	—	(35)
Directors compensation	1	—	1
Employee stock plan issuance	2	—	2
Share based payment activity	12	—	12
Balance at September 30, 2012	$4,885	$10	$4,895

Accumulated Other Comprehensive Loss—The following table details the accumulated other comprehensive loss activity for the three and nine months ended September 30, 2013 and 2012, respectively.

	Balance at July 1, 2013	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss	Balance at September 30, 2013
Foreign currency translation adjustments	$(80)	$16	$—	$(64)
Unrealized gain (loss) on AFS securities	—	—		—
Unrecognized pension cost	(6)	—		(6)
Unrealized loss on derivative instruments	(7)	—		(7)
Accumulated Other Comprehensive Loss	$(93)	$16	$—	$(77)

	Balance at January 1, 2013	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss (a)	Balance at September 30, 2013
Foreign currency translation adjustments	$(54)	$(12)	$2	$(64)
Unrealized gain (loss) on AFS securities	—	—		—
Unrecognized pension cost	(6)	—		(6)
Unrealized loss on derivative instruments	(7)	—		(7)
Accumulated Other Comprehensive Loss	$(67)	$(12)	$2	$(77)
(a) Foreign currency translation adjustments, net of an insignificant tax impact, reclassified from accumulated other comprehensive loss were recognized within equity earnings (losses) from unconsolidated hospitality ventures on the condensed consolidated statements of income.

	Balance at July 1, 2012	Current period other comprehensive income (loss)		Balance at September 30, 2012
Foreign currency translation adjustments	$(88)	$28		$(60)
Unrealized gain (loss) on AFS securities	(1)	1		—
Unrecognized pension cost	(6)	—		(6)
Unrealized loss on derivative instruments	(8)	—		(8)
Accumulated Other Comprehensive Loss	$(103)	$29		$(74)

	Balance at January 1, 2012	Current period other comprehensive income (loss)		Balance at September 30, 2012
Foreign currency translation adjustments	$(83)	$23		$(60)
Unrealized gain (loss) on AFS securities	(2)	2		—
Unrecognized pension cost	(6)	—		(6)
Unrealized loss on derivative instruments	(8)	—		(8)
Accumulated Other Comprehensive Loss	$(99)	$25		$(74)

2013 Share Repurchase—During the nine months ended September 30, 2013, we announced that the Board of Directors authorized the repurchase of up to an additional $200 million of the Company's common stock, in addition to the authorization to repurchase $200 million of the Company's common stock in 2012. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion. During the nine months ended September 30, 2013, the Company repurchased 6,136,089 shares of common stock at a weighted average price of $41.14 per share, for an aggregate purchase price of $252 million, excluding related expenses, which were insignificant. The shares repurchased represented approximately 4% of the Company's total shares of common stock outstanding as of December 31, 2012. The shares of Class A common stock that were repurchased on the open market were retired and returned to authorized and unissued status while the shares of Class B common stock that were repurchased were retired and the total number of authorized Class B shares was reduced by the number of shares repurchased. As of September 30, 2013 we had $11 million remaining under the current share repurchase authorization. See Note 18 to our condensed consolidated financial statements for further information regarding our New Share Repurchase Plan.
2012 Share Repurchase—During the nine months ended September 30, 2012, we announced that the Board of Directors authorized the repurchase of up to $200 million of the Company's common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion. During the nine months ended September 30, 2012, the Company repurchased 911,244 shares of Class A common stock at an average price of $38.78 per share, for an aggregate purchase price of $35 million, excluding related expenses, which were insignificant. The $35 million of share repurchases were settled in cash during the quarter with the exception of $2 million that was recorded as accrued expenses at September 30, 2012 as the share settlement occurred prior to period end but the related cash payment was not settled until October. The shares repurchased represented less than 1% of the Company's total shares of common stock outstanding prior to the repurchase. The shares of Class A common stock were repurchased on the open market, retired, and returned to authorized and unissued status.

13.    STOCK-BASED COMPENSATION
As part of our long-term incentive plan, we award Stock Appreciation Rights ("SARs"), Restricted Stock Units ("RSUs"), Performance Share Units ("PSUs"), and Performance Vested Restricted Stock ("PSSs") to certain employees. Compensation expense and unearned compensation figures within this note exclude amounts related to employees of our third party owned, Hyatt managed hotels as this expense has been and will continue to be reimbursed by our third party hotel owners and is recorded in other revenues from managed properties and other costs from managed properties in our condensed consolidated statements of income. Expenses for awards that are not reimbursed to us by our third party hotel owners for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock appreciation rights	$2	$2	$6	$6
Restricted stock units	4	4	12	10
Performance share units and Performance vested restricted stock	1	—	2	1
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
During the nine months ended September 30, 2013, the Company granted 526,917 SARs to employees with a weighted average grant date fair value of $17.98. The fair value of each SAR was estimated on the date of grant using the Black-Scholes-Merton option-valuation model.
Restricted Stock Units—The Company grants both RSUs that may be settled in stock and RSUs that may be settled in cash. Each vested stock-settled RSU will be settled with a single share of our Class A common stock. The value of the stock-settled RSUs was based on the closing stock price of our Class A common stock as of the grant date. We record compensation expense earned for RSUs on a straight-line basis from the date of grant. In certain situations we also grant cash-settled RSUs which are recorded as a liability instrument. The liability and related expense for cash-settled RSUs are insignificant as of, and for the three and nine months ended September 30, 2013. During the nine months ended September 30, 2013, the Company granted a total of 468,410 RSUs (an insignificant portion of which are cash-settled RSUs) to employees which, with respect to stock-settled RSUs, had a weighted average grant date fair value of $43.50.
Performance Share Units and Performance Vested Restricted Stock—The Company has granted to certain executive officers both PSUs, which are performance stock units, and PSSs, which are performance vested restricted stock. The number of PSUs that will ultimately vest and be paid out in Class A common stock and the number of PSSs that will ultimately vest with no further restrictions on transfer depends upon the performance of the Company at the end of the applicable three year performance period relative to the applicable performance target. During the nine months ended September 30, 2013, the Company granted to its executive officers a total of 218,686 PSSs, which vest in full if the maximum performance metric is achieved. At the end of the performance period, the PSSs that do not vest will be forfeited. The PSSs had a weighted average grant date fair value of $43.44. The performance period is three years beginning January 1, 2013 and ending December 31, 2015. The PSSs will vest at the end of the performance period only if the performance threshold is met; there is no interim performance metric.
Our total unearned compensation for our stock-based compensation programs as of September 30, 2013 was $16 million for SARs, $36 million for RSUs and $5 million for PSUs and PSSs, which will be recorded to compensation expense primarily over the next four years with respect to SARs and RSUs and over the next three years with respect to PSUs and PSSs. The amortization for certain RSU awards extends to seven years.

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
Legal Services—A partner in a law firm that provided services to us throughout the nine months ended September 30, 2013 and 2012 is the brother-in-law of our Executive Chairman. We incurred insignificant and $1 million in legal fees with this firm for the three months ended September 30, 2013 and 2012, respectively. We incurred $1 million and $2 million in legal fees with this firm during the nine month periods ended September 30, 2013 and 2012. Legal fees, when expensed, are included in selling, general and administrative expenses. As of September 30, 2013 and December 31, 2012, we had insignificant amounts due to the law firm, respectively.
Other Services—A member of our board of directors is a partner in a firm whose affiliates own hotels from which we recorded management and franchise fees of $2 million and $2 million during the three months ended September 30, 2013 and 2012, respectively, and $6 million and $5 million during the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, we had $1 million in receivables due from these properties.
Equity Method Investments—We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We recorded fees of $8 million and $9 million for the three months ended September 30, 2013 and 2012, respectively. We recorded fees of $24 million and $28 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, we had receivables due from these properties of $9 million and $7 million, respectively. In addition, in some cases we provide loans (see Note 5) or guarantees (see Note 11) to these entities. Our ownership interest in these equity method investments generally varies from 8% to 69%.
Share Repurchase—During 2013, we repurchased 2,906,879 shares of Class B common stock at a weighted average price of $41.36 per share, for an aggregate purchase price of approximately $120 million. The shares repurchased represented approximately 2% of the Company's total shares of common stock outstanding prior to the repurchase. The shares of Class B common stock were repurchased from trusts held for the benefit of certain Pritzker family members in privately-negotiated transactions and were retired, thereby reducing the total number of shares outstanding and reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.

15.    SEGMENT INFORMATION
Our operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker to assess performance and make decisions regarding the allocation of resources. Our chief operating decision maker is the Chief Executive Officer. Our results for the three and nine months ended September 30, 2013 reflect the segment structure of our organization following our realignment, which was effective during the fourth quarter of 2012. Segment results presented here for the three and nine months ended September 30, 2012 have been recast to show our results as if our new operating structure had existed in this period.
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
Our chief operating decision maker evaluates performance and makes decisions regarding the allocation of resources based on each segment’s Adjusted EBITDA. We define Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro-rata share of unconsolidated hospitality ventures' Adjusted EBITDA before equity earnings (losses) from unconsolidated hospitality ventures; asset impairments; gains on sales of real estate; other income (loss), net; depreciation and amortization; interest expense; and (provision) benefit for income taxes.

The table below shows summarized consolidated financial information by segment. Included within corporate and other are unallocated corporate expenses, revenues and expenses on our vacation ownership properties, and the results of our co-branded credit card.

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Owned and Leased Hotels (a)
Revenues	$521	$503	$1,585	$1,504
Adjusted EBITDA	111	115	351	340
Depreciation and Amortization	73	80	231	241
Americas Management and Franchising
Revenues	437	425	1,302	1,295
Intersegment Revenues (b)	20	19	63	59
Adjusted EBITDA	52	49	162	149
Depreciation and Amortization	4	5	13	15
ASPAC Management and Franchising
Revenues	35	28	110	88
Intersegment Revenues (b)	1	1	2	2
Adjusted EBITDA	9	9	32	31
Depreciation and Amortization	1	—	1	—
EAME/SW Asia Management
Revenues	30	20	95	64
Intersegment Revenues (b)	3	4	11	11
Adjusted EBITDA	11	5	39	19
Depreciation and Amortization	1	1	3	2
Corporate and other
Revenues	27	25	77	70
Adjusted EBITDA	(24)	(24)	(82)	(80)
Depreciation and Amortization	2	2	6	5
Eliminations (b)
Revenues	(24)	(24)	(76)	(72)
Adjusted EBITDA	—	—	—	—
Depreciation and Amortization	—	—	—	—
TOTAL
Revenues	$1,026	$977	$3,093	$2,949
Adjusted EBITDA	159	154	502	459
Depreciation and Amortization	81	88	254	263

(a)
During the second quarter of 2013, we classified a property as held for sale. We conducted an analysis to determine if our carrying value is greater than fair value based on expected sales price. As a result of this assessment we recorded a $3 million impairment charge to asset impairments in the condensed consolidated statements of income in the nine months ended September 30, 2013. In conjunction with our regular assessment of impairment indicators in the first quarter of 2013, we identified property and equipment whose carrying value exceeded its fair value and as a result recorded an $8 million impairment charge to asset impairments in the condensed consolidated statements of income in the nine months ended September 30, 2013.

(b)	Intersegment revenues are included in the segment revenue totals and eliminated in Eliminations.

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Adjusted EBITDA	$159	$154	$502	$459
Equity earnings (losses) from unconsolidated hospitality ventures	16	(5)	10	(6)
Asset impairments	—	—	(11)	—
Gains on sales of real estate	26	—	125	—
Other income (loss), net (see Note 17)	2	(5)	(12)	12
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(13)	(18)	(48)	(58)
EBITDA	190	126	566	407
Depreciation and amortization	(81)	(88)	(254)	(263)
Interest expense	(15)	(18)	(48)	(53)
(Provision) benefit for income taxes	(39)	3	(89)	(19)
Net income attributable to Hyatt Hotels Corporation	$55	$23	$175	$72

16.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$55	$23	$175	$72
Net loss attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$55	$23	$175	$72
Denominator:
Basic weighted average shares outstanding:	156,339,842	165,486,594	159,339,902	165,554,820
Share-based compensation	557,345	267,283	508,368	410,888
Diluted weighted average shares outstanding	156,897,187	165,753,877	159,848,270	165,965,708
Basic Earnings Per Share:
Net income	$0.35	$0.14	$1.10	$0.44
Net loss attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$0.35	$0.14	$1.10	$0.44
Diluted Earnings Per Share:
Net income	$0.35	$0.14	$1.10	$0.44
Net loss attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$0.35	$0.14	$1.10	$0.44

The computations of diluted net income per share for the three and nine months ended September 30, 2013 and 2012 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock-settled SARs	307,900	15,000	198,600	10,000
RSUs	—	—	—	10,400

17.    OTHER INCOME (LOSS), NET
Other income (loss), net includes interest income, cost method investment income (see Note 3), debt settlement costs (see Note 8), charitable contribution to Hyatt Thrive Foundation, gain on sale of artwork (see Note 6), gains on other marketable securities, foreign currency losses, including losses on foreign currency exchange rate instruments (see Note 9), realignment costs, and transaction costs. The table below provides the components of other income (loss), net for the three and nine months ended September 30, 2013 and 2012, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income	$4	$6	$14	$17
Cost method investment income	—	—	4	—
Debt settlement costs	—	—	(35)	—
Charitable contribution to Hyatt Thrive Foundation	—	—	(20)	—
Gain on sale of artwork	—	—	29	—
Gains on other marketable securities	1	—	1	17
Foreign currency losses	(1)	(1)	(4)	(3)
Realignment costs	—	(12)	—	(19)
Transaction costs	(3)	—	(3)	(1)
Other	1	2	2	1
Other income (loss), net	$2	$(5)	$(12)	$12

18. SUBSEQUENT EVENT

On October 1, 2013, we acquired the hotel formerly known as The Peabody Orlando in a like-kind exchange transaction, for approximately $717 million. The hotel has been rebranded as Hyatt Regency Orlando. The details of the transaction were previously disclosed in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2013.
In October 2013, our Board of Directors authorized the repurchase of up to an additional $200 million of the Company's common stock (the "New Share Repurchase Plan"). These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion.  The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time.
In October 2013, Hyatt received $89 million from our preferred equity investment in Hyatt Regency New Orleans.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, financial performance, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K; general economic uncertainty in key global markets; the rate and the pace of economic recovery following economic downturns; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; limited visibility with respect to short and medium-term group bookings; our ability to successfully achieve certain levels of operating profit at hotels that have performance guarantees with our third party owners; the impact of hotel renovations; our ability to successfully implement our organizational realignment; loss of key personnel; hostilities, including future terrorist attacks, or fear of hostilities that affect travel; travel-related accidents; natural or man-made disasters such as earthquakes, tsunamis, tornadoes, hurricanes, floods, oil spills and nuclear incidents; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through Internet travel intermediaries; our ability to successfully execute and implement our common stock repurchase program; changes in the tastes and preferences of our customers; relationships with associates and labor unions and changes in labor laws; financial condition of, and our relationships with, third-party property owners, franchisees and hospitality venture partners; if our third-party owners, franchisees or development partners are unable to access capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions; timing of acquisitions and dispositions; changes in federal, state, local or foreign tax law; increases in interest rates and operating costs; foreign exchange rate fluctuations or currency restructurings; lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access the capital markets; changes in the competitive environment in our industry and the markets where we operate; cyber risks and information technology failures; outcomes of legal proceedings; and violation of regulations or laws related to our franchising business. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q.
Executive Overview
We are a global hospitality company engaged in the management, franchising, ownership and development of Hyatt-branded hotels, resorts and residential and vacation ownership properties around the world. As of September 30, 2013, our worldwide property portfolio consisted of 535 properties (143,656 rooms and units), including:

•	214 managed properties (76,169 rooms), all of which we operate under management agreements with third-party property owners;

•	168 franchised properties (28,370 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	87 owned properties (including 1 consolidated hospitality venture) (22,289 rooms), 3 capital leased properties (1,225 rooms), and 5 operating leased properties (1,840 rooms), all of which we manage;

•	23 managed properties and 10 franchised properties owned or leased by unconsolidated hospitality ventures (11,699 rooms);

•	15 vacation ownership properties (963 units), all of which we manage; and

•	10 residential properties (1,101 units), all of which we manage and some of which we own.
Our results for the three and nine months ended September 30, 2013 reflect the segment structure of our organization following our realignment, which became effective during the fourth quarter of 2012. Segment results discussed here for the three and nine months ended September 30, 2012, have been recast to discuss our results as if our new operating structure had existed in those periods. Further, we evaluated our operating segments and have changed from three reportable segments to four reportable segments, which are consolidated and reported in U.S. dollars and described below:

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

During the three months ended September 30, 2013, we announced a number of transactions that are consistent with and a demonstration of our strategy to recycle assets. We sold four full service hotels, including two Andaz properties and two Hyatt Regency properties, for a total of $263 million, net of closing costs. As part of these transactions, we entered into long-term management or franchise agreements to maintain our presence in these properties. In August 2013, we entered the all-inclusive resort business with an investment in Playa, an owner, operator and developer of all-inclusive resorts. The investment will increase our presence with resorts in the Dominican Republic, Mexico and Jamaica through franchise agreements for six of the 13 resorts in Playa's current portfolio. These six resorts will operate under Hyatt brands after the completion of significant renovations. Two of the six properties are expected to open in the fourth quarter of 2013, while the other four will convert to Hyatt brands in 2014 and 2015. Also, in August 2013, we announced that a wholly owned Hyatt subsidiary planned to purchase the 1,641-room Peabody Orlando hotel for $717 million. This transaction closed on October 1, 2013 in a like-kind exchange and the hotel has subsequently been rebranded as the Hyatt Regency Orlando.

Our financial performance for the quarter ended September 30, 2013 included an increase in our consolidated revenues of $49 million, or 5%, compared to the quarter ended September 30, 2012. Owned and leased hotels revenue for the quarter ended September 30, 2013 increased by $18 million compared to the quarter ended September 30, 2012, which includes a net favorable currency impact of $1 million. The increase in owned and leased hotels revenue was primarily due to our comparable full service hotels, which had revenue increases of $26 million and were partially offset by non-comparable hotel revenues. Increases in comparable revenues were primarily driven by higher average daily rates and transient business. Our non-comparable owned and leased hotels revenue decreased $8 million in the quarter ended September 30, 2013 as compared to the quarter ended September 30, 2012, as the impact from hotel sales more than offset increases from acquisitions and new owned and leased hotel openings.

Our management and franchise fees for the quarter ended September 30, 2013, increased $9 million as compared to the quarter ended September 30, 2012. Fee increases were primarily due to base and incentive fees in EAME/SW Asia for newly converted hotels. Additionally, franchise fees increased from new and converted hotels in the Americas.
Our consolidated Adjusted EBITDA for the third quarter of 2013 increased by $5 million compared to the third quarter of 2012. The increase in Adjusted EBITDA for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was driven primarily by the EAME/SW Asia management segment which had an Adjusted EBITDA increase of $6 million driven by management fees. Americas management and franchising Adjusted EBITDA increased $3 million while ASPAC management and franchising and Corporate were flat. Our owned and leased hotels had an Adjusted EBITDA decrease of $4 million, primarily driven by our noncomparable hotels. See "—Non-GAAP Measure Reconciliation" below, for an explanation of how we use Adjusted EBITDA, why we present it and material limitations on its usefulness.
Comparable full service RevPAR within our Americas management and franchising business increased 7.3% (7.7% excluding the effects of currency) during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase was driven by increased average daily rates as well as group and transient occupancy growth in the United States. Comparable select service RevPAR within our Americas management and franchising business increased 4.5% during the three months ended September 30, 2013 compared to the same period in the prior year. The increase was primarily driven by increased average daily rates.
Our ASPAC management and franchising business had a decrease in comparable RevPAR of 3.0% (or an increase of 2.1% excluding the effects of currency) for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012, primarily driven by declines in average daily rate. Our performance in the region continues to be negatively impacted by displacement due to renovations as well as weak market conditions in Asia and increased supply in China.
Our EAME/SW Asia management business had comparable RevPAR growth of 1.2% (2.4% excluding the effects of currency) for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The growth was driven by increased occupancy in most areas within the region, partially offset by decreased average daily rates in the United Kingdom, which benefited from the Olympics in 2012.
Selling, general and administrative expenses, excluding the impact of the rabbi trust, for the quarter ended September 30, 2013 decreased $2 million compared to the prior year quarter primarily due to reductions in payroll and related costs and professional fees.
As of September 30, 2013, we had approximately $812 million in cash and cash equivalents, investments in highly-rated money market funds and short-term investments. At September 30, 2013, we had available credit facilities with banks for various corporate purposes. The amount of undrawn borrowing availability as of September 30, 2013 was approximately $1.4 billion.

Results of Operations
Three and Nine Months Ended September 30, 2013 Compared with Three and Nine Months Ended September 30, 2012

Consolidated Results

	Three Months Ended September 30,
(In millions, except percentages)	2013	2012	Better / (Worse)
REVENUES:
Total revenues	$1,026	$977	$49	5%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	399	382	(17)	(4)%
Depreciation and amortization	81	88	7	8%
Other direct costs	10	8	(2)	(25)%
Selling, general, and administrative	77	75	(2)	(3)%
Other costs from managed properties	406	384	(22)	(6)%
Direct and selling, general, and administrative expenses	973	937	(36)	(4)%
Net gains and interest income from marketable securities held to fund operating programs	12	8	4	50%
Equity earnings (losses) from unconsolidated hospitality ventures	16	(5)	21	420%
Interest expense	(15)	(18)	3	17%
Gains on sales of real estate	26	—	26	100%
Other income (loss), net	2	(5)	7	140%
INCOME BEFORE INCOME TAXES	94	20	74	370%
(PROVISION) BENEFIT FOR INCOME TAXES	(39)	3	(42)	(1,400)%
NET INCOME	55	23	32	139%
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—%
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$55	$23	$32	139%

	Nine Months Ended September 30,
(In millions, except percentages)	2013	2012	Better / (Worse)
REVENUES:
Total revenues	$3,093	$2,949	$144	5%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	1,203	1,148	(55)	(5)%
Depreciation and amortization	254	263	9	3%
Other direct costs	25	21	(4)	(19)%
Selling, general, and administrative	236	238	2	1%
Other costs from managed properties	1,197	1,159	(38)	(3)%
Direct and selling, general, and administrative expenses	2,915	2,829	(86)	(3)%
Net gains and interest income from marketable securities held to fund operating programs	22	18	4	22%
Equity earnings (losses) from unconsolidated hospitality ventures	10	(6)	16	267%
Interest expense	(48)	(53)	5	9%
Asset impairments	(11)	—	(11)	(100)%
Gains on sales of real estate	125	—	125	100%
Other income (loss), net	(12)	12	(24)	(200)%
INCOME BEFORE INCOME TAXES	264	91	173	190%
PROVISION FOR INCOME TAXES	(89)	(19)	(70)	(368)%
NET INCOME	175	72	103	143%
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—%
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$175	$72	$103	143%
Revenues.    Consolidated revenues for the three months ended September 30, 2013, increased $49 million, or 5%, compared to the three months ended September 30, 2012, which included $1 million net favorable foreign currency impacts, and a $22 million increase in other revenues from managed properties. Consolidated revenues for the nine months ended September 30, 2013 increased $144 million, or 5%, compared to the nine months ended September 30, 2012, including net favorable foreign currency impacts of $2 million, and a $38 million increase in other revenues from managed properties.
Other revenues from managed properties includes an increase of $3 million and $4 million resulting from changes in the underlying assets for our benefit programs funded through a rabbi trust for the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012. These gains are offset in other costs from managed properties, thus having no net impact to our earnings. Excluding these amounts, other revenues from managed properties increased $19 million, or 5%, in the three months ended September 30, 2013, compared to the three months ended September 30, 2012 and $34 million, or 3%, in the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. This increase in other revenues from managed properties was due to a higher volume of reimbursements paid to us by our managed properties, which was driven in part by new hotels and owned hotels that have been sold subject to long-term management agreements in 2013 and 2012.
Owned and leased hotels revenues increased $18 million and $81 million for the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012. Comparable owned and leased hotels revenue increased $26 million and $67 million during the three and nine months ending September 30, 2013, respectively, as compared to the same periods in the prior year, which includes net favorable foreign currency impacts of $1 million and $3 million, respectively. The increases during the three months ended September 30, 2013, as compared to the same period in the prior year, were primarily driven by comparable full service hotels in the United States, which benefited from higher average daily rates, as well as increased demand. The increases during the nine months ended September 30, 2013 were primarily due to transient business in the United States. Non-comparable owned and leased hotels revenue decreased $8 million and increased $14 million in the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012. Hotels sold over the comparative periods in 2013 and 2012 are as follows: two full service hotels sold in the second quarter of 2013, four full service hotels sold in the third quarter of 2013, and a total of 11 select service hotels sold in the first quarter of 2013 and the fourth quarter of 2012. The owned and leased hotel acquisitions or openings impacting the comparative periods in 2013 and 2012 are as follows: the purchase of two full service hotels and the opening of one full service leased hotel in 2012 and the purchase of one full service hotel in 2013.
Management fees increased $9 million and $21 million during the three and nine month periods ending September 30, 2013, respectively, when compared to the same periods in the prior year. The increases include an insignificant and $1 million unfavorable currency impact in both the three and nine month periods ended September 30, 2013. Included in consolidated management fees for the three and nine months ended September 30, 2013 were base management fees of $41 million and $121 million, respectively, an 11% and 5% increase from the three and nine months ended September 30, 2012, respectively. Incentive management fees were $20 million and $80 million for the three and nine months ended September 30, 2013, respectively, an 11% and 14% increase compared to the three and nine months ended September 30, 2012, respectively. The increases in fees were primarily driven by increases in base management and incentive fees from hotels newly converted to Hyatt brands in EAME/SW Asia, which are seasonally stronger in the second and third quarters, as well as franchise fees from new and recently converted properties in the Americas.
Other revenues, which includes our vacation ownership business and our co-branded credit card, were flat and increased $4 million during the three and nine months ended September 30, 2013, respectively, compared to the same periods in the prior year. The tables below provide a breakdown of revenues by segment for the three and nine months ended September 30, 2013 and 2012.
For further discussion of segment revenues for the periods presented, please refer to “—Segment Results” below.

	Three Months Ended September 30,
(in millions, except percentages)	2013	2012	Better / (Worse)
Owned and leased hotels	$521	$503	$18	4%
Americas management and franchising	437	425	12	3%
ASPAC management and franchising	35	28	7	25%
EAME/SW Asia management	30	20	10	50%
Corporate and other	27	25	2	8%
Eliminations	(24)	(24)	—	—%
Consolidated revenues	$1,026	$977	$49	5%

	Nine Months Ended September 30,
(in millions, except percentages)	2013	2012	Better / (Worse)
Owned and leased hotels	$1,585	$1,504	$81	5%
Americas management and franchising	1,302	1,295	7	1%
ASPAC management and franchising	110	88	22	25%
EAME/SW Asia management	95	64	31	48%
Corporate and other	77	70	7	10%
Eliminations	(76)	(72)	(4)	(6)%
Consolidated revenues	$3,093	$2,949	$144	5%
Owned and leased hotels expense.    Owned and leased hotels expense increased by $17 million and $55 million in the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012. The increases were driven by comparable owned and leased hotels expense which increased $19 million and $37 million during the three and nine months ended September 30, 2013, respectively, primarily driven by higher payroll and related costs, rent expense, and higher property taxes. Non-comparable owned and leased hotels expense decreased $3 million and increased $16 million in the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The decrease in the three months ended September 30, 2013 compared to the same period in the prior year was primarily driven by six full service and 11 select service hotels sold in 2013 and 2012, partially offset by hotels that were purchased or opened during the same periods. The increase during the nine months ended September 30, 2013 compared to the same period in the prior year was largely due to the purchase of three full service hotels and the opening of one full service leased hotel in 2013 and 2012, partially offset by the aforementioned sold hotels. Additionally, expenses recognized with respect to our employee benefit programs funded through a rabbi trust increased $1 million and $2 million in the three and nine months ended September 30, 2013, respectively, compared to the respective periods in 2012. In each reporting period, changes in these expenses are fully offset to the account net gains and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.
Depreciation and amortization expense.    Depreciation and amortization expense decreased by $7 million and $9 million in the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012. The decrease was driven by non-comparable properties due to hotels sold, accelerated amortization of an intangible asset in 2012 that did not recur in 2013 and a reduction in depreciation expense at certain select service hotels.
Other direct costs.    Other direct costs, which represent costs associated with our vacation ownership operations and our co-branded credit card, increased $2 million and $4 million in the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012, primarily due to direct costs of our vacation ownership operations.
Selling, general and administrative expenses.   Selling, general and administrative expenses increased by $2 million, or 3%, and decreased by $2 million, or 1%, in the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012. Included in selling, general and administrative expenses is the financial performance of the investment securities held in a rabbi trust to fund certain benefit programs. The financial performance of these investments resulted in an increase in costs of $4 million and $5 million for the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012, respectively. These expenses are offset in net gains and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.
Excluding the rabbi trust amounts, selling, general and administrative costs decreased $2 million, or 3%, and decreased $7 million, or 3%, in the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012. During the three months ended September 30, 2013 compared to the three months ended September 30, 2012, the $2 million decrease was driven by payroll and related costs and professional fees related to development activities. The $7 million decrease during the nine months ended September 30, 2013 was primarily due to costs incurred last year that did not recur this year, including expenses incurred in connection with the rebranding of Hyatt House and a reduction in corporate technology expenses. Payroll and related costs also decreased in the nine month period as compared to the same period last year. These decreases were partially offset by increased legal fees during the nine months ended September 30, 2013.
Net gains and interest income from marketable securities held to fund operating programs.    Net gains and interest income from marketable securities held to fund operating programs includes securities held to fund our benefit programs funded through a rabbi trust and securities held to fund our Hyatt Gold Passport program. These securities generated net gains of $12 million and $22 million for the three and nine months ended September 30, 2013, respectively, compared to net gains of $8 million and $18 million for the three and nine months ended September 30, 2012, respectively. Marketable securities held to fund our benefit programs funded through a rabbi trust resulted in net gains of $12 million and $23 million in the three and nine months ended September 30, 2013, respectively, compared to net gains of $7 million and $16 million in the three and nine months ended September 30, 2012, respectively. These changes are driven by the market performance of the underlying securities. The gains on securities held in the rabbi trust are offset by our owned and leased hotels expense for our hotel staff and selling, general and administrative expenses for our corporate staff and personnel supporting our business segments, having no net impact on our earnings. Of the $5 million change in the underlying securities in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, $4 million was offset in selling, general and administrative expenses and $1 million was offset in owned and leased hotel expenses. Of the $7 million change in the underlying securities in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, $5 million was offset in selling, general and administrative expenses and $2 million was offset in owned and leased hotel expenses.
Marketable securities held to fund our Gold Passport program and related to our owned and leased hotels were flat and generated a net loss of $1 million in the three and nine months ended September 30, 2013, respectively, compared to net gains of $1 million and $2 million in the three and nine months ended September 30, 2012, respectively. The gains and losses on securities held to fund our Gold Passport program and related to our owned and leased hotels are offset by corresponding changes to our owned and leased hotel revenues, thus having no net impact on our earnings.
Equity earnings (losses) from unconsolidated hospitality ventures.    Equity earnings from unconsolidated hospitality ventures were $16 million and $10 million in the three and nine months ended September 30, 2013, respectively, as compared to equity losses from unconsolidated hospitality ventures of $5 million and $6 million in the three and nine months ended September 30, 2012. The $21 million and $16 million increases during the three and nine months ended September 30, 2013 compared to the same periods in 2012 were driven by a $8 million increase in distributions, an $8 million gain in connection with the sale of residential properties, and increased net income generated from the ventures. These increases were partially offset by increased pre-opening costs for a hotel in Hawaii that opened in the third quarter of 2013.
Interest expense.    Interest expense decreased $3 million and $5 million in the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012, respectively. The reduction in interest expense was primarily due to an increase in capitalized interest for construction in progress. Additionally, the impact of all of our debt transactions in the second quarter of 2013 reduced our interest expense following the redemption of our 2015 Notes, the partial tender of our 2019 Notes and the issuance of our 2023 Notes.
Asset impairments.  Asset impairments, which are recorded as necessary based on our regular evaluation of impairment indicators, were $11 million for the nine months ended September 30, 2013. There were no impairment charges recognized during the three months ended September 30, 2013 or the three and nine months ended September 30, 2012. The impairment charges in the nine months ended September 30, 2013 related to property and equipment within our owned and leased segment. In addition, we identified that a 10% change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates used in our calculations of the fair values of the goodwill reporting units could result in an impairment charge of up to the entire $14 million goodwill balance of one of our reporting units as of September 30, 2013. The Company will continue to monitor the impact of the current economic environment on the goodwill of our reporting units.
Other income (loss), net.    Other income (loss), net, increased by $7 million and decreased by $24 million in the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012, respectively. The increase during the three months ended September 30, 2013 compared to the same period in the prior year was primarily due to costs incurred for the Company's realignment last year, partially offset by lower interest income and higher transaction costs in the current year. The decrease during the nine months ended September 30, 2013 as compared to the same period in the prior year was primarily due to costs incurred in connection with the settlement of our 2015 Notes and the partial tender of our 2019 Notes as well as a contribution to Hyatt Thrive Foundation, partially offset by a gain on sale of artwork. The tables below provide a breakdown of other income (loss), net, for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
(in millions)	2013	2012	Better / (Worse)
Interest income	$4	$6	$(2)
Gains on other marketable securities	1	—	1
Foreign currency losses	(1)	(1)	—
Realignment costs (1)	—	(12)	12
Transaction costs (2)	(3)	—	(3)
Other	1	2	(1)
Other income (loss), net	$2	$(5)	$7

(1)	Represents costs incurred as part of the realignment of corporate and regional operations and includes employee separation costs, consulting fees, and legal fees.

(2)	Represents transaction costs incurred in connection with our investment in Playa and to acquire the Hyatt Regency Orlando.

	Nine Months Ended September 30,
(in millions)	2013	2012	Better / (Worse)
Interest income	$14	$17	$(3)
Cost method investment income	4	—	4
Debt settlement costs (1)	(35)	—	(35)
Charitable contribution to Hyatt Thrive Foundation (2)	(20)	—	(20)
Gain on sale of artwork	29	—	29
Gains on other marketable securities	1	17	(16)
Foreign currency losses	(4)	(3)	(1)
Realignment costs (3)	—	(19)	19
Transaction costs (4)	(3)	(1)	(2)
Other	2	1	1
Other income (loss), net	$(12)	$12	$(24)

(1)
Debt settlement costs primarily represent $40 million in premiums partially offset by a $7 million gain related to the unamortized benefit from the settlement of the interest rate swaps on the 2015 Notes and other non-cash charges.

(2)	During the nine months ended September 30, 2013, we committed to fund $20 million to a charitable foundation with the intent that the foundation will fund charitable activities over time.

(3)	Represents costs incurred as part of the realignment of corporate and regional operations and includes employee separation costs, consulting fees, and legal fees.

(4)	Represents transaction costs incurred in connection with our investment in Playa and to acquire the Hyatt Regency Orlando.
Provision (benefit) for income taxes. Our effective income tax rate was a provision of 41.3% and a benefit of 17.0% for the three months ended September 30, 2013 and 2012, respectively. The effective income tax rates were a provision of 33.8% and 20.7% for the nine months ended September 30, 2013 and 2012, respectively.
For the three months ended September 30, 2013, the effective tax rate differs from the U.S. statutory federal income tax rate of 35% primarily due to a shift in our earnings mix to locations with higher tax rates, offset by a benefit of $3 million related to the reduction in statutory tax rates enacted by foreign jurisdictions during the quarter.
For the nine months ended September 30, 2013, the effective tax rate differs from the U.S. statutory federal income tax rate of 35% primarily due to the impact of a shift in our earnings mix to locations with higher tax rates. This increase is offset by a $4 million benefit for an adjustment to the opening balance of certain deferred tax assets, a benefit of $3 million (including $1 million interest) related to the settlement of tax audits, a benefit of $4 million (including $2 million of interest and penalties) related to the expiration of statutes of limitations in certain foreign locations, a benefit of $3 million related to the reduction in statutory tax rates enacted by foreign jurisdictions during the third quarter, and a benefit of $2 million with respect to foreign currency fluctuations related to uncertain tax positions.
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
For the nine months ended September 30, 2012, the effective tax rate is lower than the U.S. statutory federal income tax rate of 35% primarily due to the recognition of foreign tax credits of $17 million, a release of $5 million in reserves for interest related to our treatment for expensing certain renovation costs in prior years and a benefit of $3 million from a reduction in statutory tax rates enacted by foreign jurisdictions during the third quarter. The rate was further reduced by a benefit of $2 million that was realized due to the release of tax reserves related to issues that were resolved with our U.S. federal tax audit of prior years. These benefits are partially offset by a provision of approximately $7 million resulting from a reduction in the deferred tax assets of certain non-consolidated investments as well as a provision of approximately $7 million (including $2 million of interest and penalties) for uncertain tax positions in foreign jurisdictions.

Segment Results
We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA, as described in Note 15. The segment results presented below are presented before intersegment eliminations.
Our results for the three and nine months ended September 30, 2013 reflect the segment structure of our organization following our realignment, which was effective during the fourth quarter of 2012. Segment results presented here for the three and nine months ended September 30, 2012, have been recast to show our results as if our new operating structure had existed in these periods.
Owned and Leased Hotels.  Revenues increased $18 million and $81 million in the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012, which included $1 million and $3 million in net favorable currency impacts, respectively.
Worldwide comparable hotel revenues increased $26 million and $67 million in the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012. For the three and nine months ended September 30, 2013, $24 million and $57 million was from full service hotels, respectively, and $2 million and $10 million was from select service hotels, respectively. For the three and nine months ended September 30, 2013, revenue growth at our comparable full service hotels was driven by higher average daily rates and increased occupancy in the Americas. The three and nine months ended September 30, 2013 benefited largely from transient business in the United States. Comparable owned and leased hotel revenues also benefited from a lease termination fee during the three and nine months ended September 30, 2013 as compared to the same periods in the prior year. Revenue growth at comparable select service hotels for the three and nine months ended September 30, 2013 was driven by increased average daily rates. Comparable RevPAR at our owned and leased hotels in the three and nine months ended September 30, 2013 increased by 6.0% and 5.9% compared to the three and nine months ended September 30, 2012, respectively. These increases were driven primarily by average daily rate growth, as well as increased group and transient demand during the three and nine month periods.
Non-comparable owned and leased hotel revenues decreased $8 million and increased $14 million in the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012. The decrease during the three months ended September 30, 2013 was primarily driven by six full service hotels sold in 2013, three select service hotels sold in the first quarter of 2013, and eight select service hotels sold in the fourth quarter of 2012. This decrease was partially offset by three full service hotels either purchased or newly opened in 2012 and 2013. The $14 million increase during the nine months ended September 30, 2013 was primarily driven by the purchase of three full service hotels and the opening of one full service leased hotel during 2013 and 2012, partially offset by the aforementioned full service hotels sold, which primarily occurred in the second and third quarter of 2013, and thus had less of an impact on the nine month comparative period. During the three months ended September 30, 2013, we removed four full service properties that were sold in the period from the comparable owned and leased hotel results and moved them to the non-comparable owned and leased hotel results. During the nine months ended September 30, 2013, we removed the six full service and three select service properties that we sold during that period from the comparable owned and leased hotel results and moved them to the non-comparable owned and leased hotel results.

	Three Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2013	2012	Better / (Worse)	2013	2012	Change in Occ % pts	2013	2012	Better / (Worse)
Full Service	$165	$155	6.4%	78.3%	76.3%	2.0%	$211	$203	3.6%
Select Service	94	90	4.4%	81.1%	82.7%	(1.6)%	116	109	6.5%
Total Owned and Leased Hotels	$144	$135	6.0%	79.2%	78.2%	1.0%	$181	$173	4.8%

	Three Months Ended September 30,
(in millions except percentages)	2013	2012	Better / (Worse)
Segment Revenues	$521	$503	$18	3.6%
Segment Adjusted EBITDA	$111	$115	$(4)	(3.5)%

	Nine Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2013	2012	Better / (Worse)	2013	2012	Change in Occ % pts	2013	2012	Better / (Worse)
Full Service	$162	$153	5.8%	75.6%	74.8%	0.8%	$214	$204	4.7%
Select Service	89	84	6.3%	79.0%	78.5%	0.5%	113	107	5.6%
Total Owned and Leased Hotels	$140	$132	5.9%	76.6%	75.9%	0.7%	$182	$174	4.9%

	Nine Months Ended September 30,
(in millions except percentages)	2013	2012	Better / (Worse)
Segment Revenues	$1,585	$1,504	$81	5.4%
Segment Adjusted EBITDA	$351	$340	$11	3.2%

Adjusted EBITDA decreased by $4 million and increased by $11 million in the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012, which included insignificant currency impacts. Adjusted EBITDA at our comparable owned and leased properties increased $5 million and $22 million for the three and nine months ended September 30, 2013, respectively, compared to the same period in 2012, due primarily to increased average daily rates at our full service and select service hotels in the United States, partially offset by higher compensation and related expenses, higher rent expense, and higher property taxes. Our comparable hotels in ASPAC and EAME/SW Asia were negatively impacted by weak market conditions in Seoul and difficult market conditions in London due to the Olympics in 2012. Non-comparable hotels decreased $4 million and $1 million for the three and nine months ended September 30, 2013, respectively, compared to the same period in 2012, primarily due to the sale of the aforementioned full service and select service hotels, partially offset by the hotels purchased in 2012 and 2013. Adjusted EBITDA at our joint venture hotels decreased $5 million and $10 million in the three and nine months ended September 30, 2013, respectively. Pre-opening costs for a hospitality venture hotel in Hawaii, which opened in the third quarter of 2013, negatively impacted Adjusted EBITDA $3 million and $4 million, in the three and nine months ended September 30, 2013, respectively. The sale of two hospitality venture hotels in the third quarter of 2012, decreased Adjusted EBITDA $2 million and $5 million, for the three and nine months ended September 30, 2013, respectively.
Americas management and franchising.    Americas management and franchising total segment revenues increased by $12 million and $7 million in the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012, which included insignificant currency impacts. Other revenues from managed properties increased by $6 million, or 1.6%, and decreased by $5 million, or 0.5%, in the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012.
Management and franchise fees increased $6 million and $12 million for the three and nine months ended September 30, 2013 primarily due to a $4 million and $8 million increase in franchise fees, respectively. Management fees increased $2 million and $4 million during the three and nine month periods, respectively. The increase in franchise fees is primarily due to new and recently converted hotels. The increase in management fees during the three months ended September 30, 2013 as compared to the same period in the prior year was driven by full service hotels which experienced increases in both occupancy and average daily rate. The increases in management fees during the nine months ended September 30, 2013 were primarily due to increases in average daily rate for transient and group business as well as transient occupancy growth during the nine months ended September 30, 2013.
Our full service hotels comparable RevPAR improved 7.3% and 5.2% in the three and nine months ended September 30, 2013, respectively, compared to the same periods in the prior year. The increase during the three months ended September 30, 2013 was primarily due to increased average daily rates, with increases in occupancy from group and transient demand also contributing to the improved RevPAR. The increase during the nine months ended September 30, 2013 was primarily driven by increases in average daily rate as well as transient occupancy.

Comparable RevPAR at our select service hotels in the three and nine months ended September 30, 2013 increased by 4.5% and 5.6% compared to the three and nine months ended September 30, 2012, respectively, driven primarily by average daily rate growth.
During the three months ended September 30, 2013, no properties left the comparable Americas full service systemwide hotels. During the nine months ended September 30, 2013, we removed two properties that left the chain in late 2012 and one property that was undergoing a significant renovation from the comparable Americas full service systemwide hotels. We did not remove any properties from the comparable Americas select service systemwide hotels in the three and nine months ended September 30, 2013.

	Three Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2013	2012	Better / (Worse)	2013	2012	Change in Occ % pts	2013	2012	Better / (Worse)
Americas Full Service	$138	$128	7.3%	78.4%	75.9%	2.5%	$175	$169	3.9%
Americas Select Service	86	83	4.5%	79.2%	78.7%	0.5%	109	105	3.8%

	Three Months Ended September 30,
(in millions except percentages)	2013	2012	Better / (Worse)
Segment Revenues
Management and Franchise Fees	$65	$59	$6	10.2%
Other Revenues from Managed Properties	372	366	6	1.6%
Total Segment Revenues	$437	$425	$12	2.8%
Segment Adjusted EBITDA	$52	$49	$3	6.1%

	Nine Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2013	2012	Better / (Worse)	2013	2012	Change in Occ % pts	2013	2012	Better / (Worse)
Americas Full Service	$134	$128	5.2%	75.4%	74.6%	0.8%	$178	$171	4.0%
Americas Select Service	84	80	5.6%	77.3%	76.1%	1.2%	109	105	3.9%

	Nine Months Ended September 30,
(in millions except percentages)	2013	2012	Better / (Worse)
Segment Revenues
Management and Franchise Fees	$204	$192	$12	6.3%
Other Revenues from Managed Properties	1,098	1,103	(5)	(0.5)%
Total Segment Revenues	$1,302	$1,295	$7	0.5%
Segment Adjusted EBITDA	$162	$149	$13	8.7%
Adjusted EBITDA increased by $3 million and $13 million in the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012. The increase in Adjusted EBITDA during the three months ended September 30, 2013 compared to the same period in the prior year was primarily due to increased management and franchise fees, partially offset by increased legal fees and sales and marketing expenses. The increase in Adjusted EBITDA during the nine months ended September 30, 2013 compared to the same period in the prior year was driven primarily by increased management and franchise fees and lower selling, general and administrative fees. The lower selling, general and administrative fees were primarily due to favorable cost comparisons related to the rebranding of Hyatt House in 2012 and lower bad debt expense in the current year, partially offset by increased payroll and related costs and professional fees.
ASPAC management and franchising. ASPAC management and franchising segment revenues increased by $7 million and $22 million in the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012, which included insignificant and $1 million in net unfavorable currency impacts, respectively.

Management and franchise fees decreased $2 million and $4 million in the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012. The decreases in management and franchise fees were driven by continued occupancy declines in China due to government austerity measures and increased supply in certain markets. Renovations at several of our large managed properties in the region and slower economic activity in Asia also added to the decline in fees. During the three and nine months ended September 30, 2013, RevPAR decreased 3.0% (or increased 2.1% excluding the unfavorable currency impact) and 3.0% (or increased 0.3% excluding the unfavorable currency impact) compared to the three and nine months ended September 30, 2012, respectively. Excluding the aforementioned unfavorable currency impacts, RevPAR for the three and nine months was up slightly, as most of the ASPAC region, outside of China and South Korea, improved year over year.
During the three months ended September 30, 2013, no properties left the comparable ASPAC full service systemwide hotels. During the nine months ended September 30, 2013, we removed two properties from the comparable ASPAC full service systemwide hotels due to significant renovations at those properties.

	Three Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2013	2012	Better / (Worse)	2013	2012	Change in Occ % pts	2013	2012	Better / (Worse)
ASPAC Full Service	$151	$156	(3.0)%	69.0%	67.9%	1.1%	$219	$230	(4.5)%

	Three Months Ended September 30,
(in millions except percentages)	2013	2012	Better / (Worse)
Segment Revenues
Management and Franchise Fees	$17	$19	$(2)	(10.5)%
Other Revenues from Managed Properties	18	9	9	100.0%
Total Segment Revenues	$35	$28	$7	25.0%
Segment Adjusted EBITDA	$9	$9	$—	—%

	Nine Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2013	2012	Better / (Worse)	2013	2012	Change in Occ % pts	2013	2012	Better / (Worse)
ASPAC Full Service	$151	$155	(3.0)%	67.0%	66.3%	0.7%	$225	$234	(4.0)%

	Nine Months Ended September 30,
(in millions except percentages)	2013	2012	Better / (Worse)
Segment Revenues
Management and Franchise Fees	$58	$62	$(4)	(6.5)%
Other Revenues from Managed Properties	52	26	26	100.0%
Total Segment Revenues	$110	$88	$22	25.0%
Segment Adjusted EBITDA	$32	$31	$1	3.2%
Adjusted EBITDA was flat and increased $1 million in the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012, which included $1 million and $1 million in unfavorable currency impacts.
Adjusted EBITDA was flat for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, as lower management and franchise fees were offset by reduced selling, general, and administrative costs, primarily due to lower payroll and related expenses and a reduction in technology expenses. The $1 million increase in Adjusted EBITDA during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was driven primarily by lower payroll and related costs, a reduction in technology expenses, and lower legal fees, partially offset by reduced management and franchise fees of $4 million.

EAME/SW Asia management. EAME/SW Asia management segment revenues increased by $10 million and $31 million in the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012, respectively, which included insignificant currency impacts in each period. Other revenues from managed properties increased $5 million and $14 million in the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012, respectively. These increases were driven by new managed hotels in 2013.
Management and franchise fees increased by $5 million and $17 million for the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012, respectively. The increase during the three and nine months ended September 30, 2013 was driven by an increase in incentive fees of $3 million and $14 million, respectively, primarily from newly converted hotels. The remaining increase in both the three and nine month periods was driven by base fees, also primarily from the newly converted hotels. During the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012, RevPAR increased 1.2% and 3.8% respectively (or 2.4% and 5.0% excluding the unfavorable currency impact). Excluding the unfavorable currency impact, most areas within the region increased RevPAR, with the exception of the United Kingdom which declined significantly due to the Olympics in 2012.
There were no properties removed from the comparable EAME/SW Asia full service hotels portfolio during the three and nine months ended September 30, 2013.

	Three Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2013	2012	Better / (Worse)	2013	2012	Change in Occ % pts	2013	2012	Better / (Worse)
EAME/SW Asia Full Service	$131	$130	1.2%	58.9%	56.8%	2.1%	$223	$228	(2.4)%

	Three Months Ended September 30,
(in millions except percentages)	2013	2012	Better / (Worse)
Segment Revenues
Management and Franchise Fees	$19	$14	$5	35.7%
Other Revenues from Managed Properties	11	6	5	83.3%
Total Segment Revenues	$30	$20	$10	50.0%
Segment Adjusted EBITDA	$11	$5	$6	120.0%

	Nine Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2013	2012	Better / (Worse)	2013	2012	Change in Occ % pts	2013	2012	Better / (Worse)
EAME/SW Asia Full Service	$145	$140	3.8%	63.0%	59.0%	4.0%	$230	$237	(2.7)%

	Nine Months Ended September 30,
(in millions except percentages)	2013	2012	Better / (Worse)
Segment Revenues
Management and Franchise Fees	$62	$45	$17	37.8%
Other Revenues from Managed Properties	33	19	14	73.7%
Total Segment Revenues	$95	$64	$31	48.4%
Segment Adjusted EBITDA	$39	$19	$20	105.3%
Adjusted EBITDA increased $6 million and $20 million in the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012, which included insignificant currency impacts in both comparative periods. The $6 million increase in Adjusted EBITDA for the three months ended September 30, 2013 compared to the same period in 2012 was driven by a $5 million increase in management fees from newly converted hotels and a $2 million favorable impact from selling, general, and administrative fees, most notably from lower payroll and related costs and legal fees. The $20 million increase in Adjusted EBITDA during the nine months ended September 30, 2013 compared to the same period in the prior year was primarily attributable to a $17 million increase in management and franchise fees and a $5 million reduction in payroll and related costs, partially offset by lower bad debt recoveries in 2013.
Corporate and other.    Corporate and other includes unallocated corporate expenses, the results of our vacation ownership business and the results of our co-branded credit card. Corporate and other revenues increased $2 million and $7 million during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increase during the three months was primarily due to revenues from our co-branded credit card. The increase during the nine months was driven by $3 million in other revenues from managed properties, $2 million in revenues from our vacation ownership properties, and $2 million in revenues from our co-branded credit card.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions except percentages)	2013	2012	Better / (Worse)		2013	2012	Better / (Worse)
Corporate and other revenues	$27	$25	$2	8.0%	$77	$70	$7	10.0%
Corporate and other Adjusted EBITDA	$(24)	$(24)	$—	—%	$(82)	$(80)	$(2)	(2.5)%
Adjusted EBITDA was flat and decreased $2 million for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012, respectively. Adjusted EBITDA was flat during the three months ended September 30, 2013 as compared to the same period in the prior year as the increase in our co-branded credit card revenues were offset by unfavorable other direct costs from our vacation ownership business. The $2 million decrease in Adjusted EBITDA during the nine months ended September 30, 2013 as compared to the same period in the prior year was due to increased other costs from managed properties of $3 million, higher direct costs for our vacation ownership business of $3 million, increased selling, general, and administrative costs for our unallocated corporate expenses of $2 million and higher direct costs for our co-branded credit card of $1 million, which more than offset the $7 million increase in corporate and other revenues.
Eliminations.    Eliminations of $24 million and $76 million for the three and nine months ended September 30, 2013, respectively, and eliminations of $24 million and $72 million for the three and nine months ended September 30, 2012, respectively, primarily represent fees charged by our management and franchising segments to our owned and leased hotels for managing their operations.
Non-GAAP Measure Reconciliation
We use the term Adjusted EBITDA throughout this quarterly report. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define consolidated Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro-rata share of unconsolidated hospitality ventures Adjusted EBITDA using our ownership percentage of each venture, adjusted to exclude the following items:

•	equity earnings (losses) from unconsolidated hospitality ventures;

•	asset impairments;

•	gains on sales of real estate;

•	other income (loss), net;

•	depreciation and amortization;

•	interest expense; and

•	(provision) benefit for income taxes.
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
The following table sets forth Adjusted EBITDA by segment for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
(in millions, except percentages)	2013	2012	Better / (Worse)
Owned and leased hotels	$111	$115	$(4)	(3.5)%
Americas management and franchising	52	49	3	6.1%
ASPAC management and franchising	9	9	—	—%
EAME/SW Asia management	11	5	6	120.0%
Corporate and other	(24)	(24)	—	—%
Consolidated Adjusted EBITDA	$159	$154	$5	3.2%

	Nine Months Ended September 30,
(in millions, except percentages)	2013	2012	Better / (Worse)
Owned and leased hotels	$351	$340	$11	3.2%
Americas management and franchising	162	149	13	8.7%
ASPAC management and franchising	32	31	1	3.2%
EAME/SW Asia management	39	19	20	105.3%
Corporate and other	(82)	(80)	(2)	(2.5)%
Consolidated Adjusted EBITDA	$502	$459	$43	9.4%

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three and nine months ended September 30, 2013 and 2012:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Adjusted EBITDA	$159	$154	$502	$459
Equity earnings (losses) from unconsolidated hospitality ventures	16	(5)	10	(6)
Asset impairments	—	—	(11)	—
Gains on sales of real estate	26	—	125	—
Other income (loss), net	2	(5)	(12)	12
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(13)	(18)	(48)	(58)
EBITDA	190	126	566	407
Depreciation and amortization	(81)	(88)	(254)	(263)
Interest expense	(15)	(18)	(48)	(53)
(Provision) benefit for income taxes	(39)	3	(89)	(19)
Net income attributable to Hyatt Hotels Corporation	$55	$23	$175	$72

Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments and cash generated from our operations. As part of our business strategy, we also recycle capital by using net proceeds from dispositions to support acquisitions and new investment opportunities. When appropriate, we will borrow cash under our revolving credit facility or from other third party sources, and may also raise funds by issuing debt or equity securities as necessary. We maintain a cash investment policy that emphasizes preservation of capital. At September 30, 2013 and December 31, 2012, we had cash and cash equivalents and short-term investments of $812 million and $927 million, respectively. We believe that our cash position, short-term investments and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives for the foreseeable future.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan. During the three and nine months ended September 30, 2013, we continued to make purchases of our common stock under our previously approved repurchase program. During the three and nine months ended September 30, 2013, we repurchased $29 million and $252 million of the Company's common stock, respectively. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. See Note 12 for further details of our existing 2013 repurchase plan which was announced on May 1, 2013 and provides authorization for the Company to repurchase an additional $200 million of common stock. See Note 18 for further details of our New Repurchase Plan, which was announced on October 30, 2013 and provides authorization for the Company to repurchase an additional $200 million of common stock.
During the nine months ended September 30, 2013, we entered into management agreements and a related performance guarantee with a third party that acquired four hotels in France. The performance guarantee does not have an annual cap and the maximum total commitment under the performance guarantee at inception is Euro 377 million, or $509 million, using exchange rates as of September 30, 2013. Our current expectation is that the likelihood of a significant payment under the performance guarantee in 2013 is low. We became subject to the guarantee during the second quarter of 2013 with the conversion of the hotels to Hyatt management. See Note 11 to our condensed consolidated financial statements for further information.

During the nine months ended September 30, 2013, we redeemed our outstanding 2015 Notes which had an aggregate principal amount of $250 million outstanding. In accordance with the terms of the 2015 Notes, the redemption price was $278 million. During the three months ended September 30, 2013, we also completed a cash tender offer to repurchase any and all of our outstanding 2019 Notes. Prior to the repurchase we had an aggregate principal amount of $250 million outstanding, of which $54 million was repurchased. An early tender premium of $12 million was paid in relation to this purchase making the total cash outflow related to the tender offer $66 million. The remaining $196 million of the 2019 Notes remains on our balance sheet subject to the original terms of the note agreement.
During the three months ended September 30, 2013, we announced that a wholly owned Hyatt subsidiary closed on its investment in Playa, a company that has been formed to own, operate and develop all-inclusive resorts. Hyatt invested a total of $325 million in Playa during the third quarter of 2013 in return for $100 million in common shares and $225 million in preferred shares. See Note 3 to our condensed consolidated financial statements for further information.
In October 2013, we acquired the hotel formerly known as The Peabody Orlando hotel in a like-kind exchange transaction, for approximately $717 million. The hotel has subsequently been rebranded as Hyatt Regency Orlando. The details of the transaction were previously disclosed in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2013.

Sources and Uses of Cash
At September 30, 2013 and December 31, 2012, we had cash and cash equivalents of $774 million and $413 million, respectively. Additionally, we had short-term investments in certificates of deposit and other marketable securities of $38 million and $514 million as of September 30, 2013 and December 31, 2012, respectively.

(in millions)	Nine Months Ended September 30,
	2013	2012
Cash provided by (used in):
Operating activities	$356	$366
Investing activities	178	(419)
Financing activities	(173)	(30)
Effects of changes in exchange rate on cash and cash equivalents	—	(5)
Net increase (decrease) in cash and cash equivalents	$361	$(88)
Cash Flows from Operating Activities
Cash flows provided by operating activities totaled $356 million in the nine months ended September 30, 2013, compared to $366 million in the same period last year. Cash flow from operations decreased in the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012 as a larger portion of net income in 2013 was driven by investing activities, including the gains on sales of real estate and artwork. Additionally, changes in working capital had a negative impact to operating cash flows due to timing of certain receivables and payables.
Cash Flows from Investing Activities
Cash flows provided by investing activities totaled $178 million in the nine months ended September 30, 2013 compared to cash flows used in investing activities of $419 million in the same period last year. The increase in cash provided by investing activities is primarily due to dispositions during the nine months ended September 30, 2013, higher net proceeds from the sale and maturity of securities compared to the nine months ended September 30, 2012 and proceeds from notes receivables during the nine months ended September 30, 2013. Specific activity in each period is as follows:
2013 Activity:

•	During the nine months ended September 30, 2013, we had a total of $437 million in net proceeds from marketable securities and short-term investments.

•
During the nine months ended September 30, 2013, we sold six full service properties for $423 million, net of closing costs, of which $363 million is classified as restricted cash in anticipation of consummation of a like-kind exchange agreement.

•	During the third quarter of 2013, we received proceeds of $277 million related to a mortgage loan receivable.

•
During the nine months ended September 30, 2013, we released $44 million from restricted cash in conjunction with the sale of four Hyatt Place properties in 2012, as a like-kind exchange was not executed within the allowable time frame.

•	In the nine months ended September 30, 2013, we sold three Hyatt Place properties for a combined $36 million, net of closing costs.

•
In the nine months ended September 30, 2013, we invested a total of $416 million in unconsolidated hospitality ventures, which included $325 million for an investment in Playa and $66 million related to our commitment to the development of a hotel property in the state of Hawaii.

•	For the nine months ended September 30, 2013, capital expenditures were $150 million (see "Capital Expenditures" below).

•	During the nine months ended September 30, 2013, we acquired The Driskill in Austin, Texas for a purchase price of $85 million.

2012 Activity:

•
During the nine months ended September 30, 2012, we acquired a full service hotel in Mexico City, Mexico for a net purchase price of $190 million, of which $10 million was held in restricted cash at September 30, 2012.

•	For the nine months ended September 30, 2012, capital expenditures were $210 million (see "Capital Expenditures" below).

•
During the three months ended September 30, 2012, we invested a total of $52 million in unconsolidated hospitality ventures, which included $45 million related to our commitment to the development of a hotel property in the state of Hawaii.

•	During the three months ended September 30, 2012, we executed a $50 million note related to the development of a property in New York City.

•	During the third quarter 2012, we had a total of $68 million in net proceeds from maturities of available-for-sale securities and sales of equity securities owned by Hyatt.

•	During the third quarter of 2012, we sold our interest in two equity method investments, which owned and operated hotels, to a third party for $52 million.

Cash Flows from Financing Activities
Cash flows used in financing activities were $173 million and $30 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, respectively.
During the nine months ended September 30, 2013, we redeemed all of our outstanding 2015 Notes for an aggregate redemption price of $278 million. In addition, we completed a tender offer on our 2019 Notes, of which $66 million in aggregate was paid. In conjunction with the aforementioned debt redemption and tender offer, we issued and sold $350 million of 2023 Notes and received proceeds of $345 million. In addition, the Company repurchased 6,136,089 shares of common stock for an aggregate purchase price of $252 million. During the nine months ended September 30, 2013 and 2012, respectively, we had no drawings on our revolving credit facility, but we drew $33 million on a construction loan for the development of a hotel in Brazil during the nine months ended September 30, 2013.
During the nine months ended September 30, 2012, the Company repurchased 911,244 shares of Class A common stock for an aggregate purchase price of $35 million, of which $33 million was paid during the nine months ended September 30, 2012.
The following is a summary of our debt to capital ratios:

(in millions, except percentages)	September 30, 2013	December 31, 2012
Consolidated debt (1)	$1,306	$1,233
Stockholders’ equity	4,743	4,811
Total capital	6,049	6,044
Total debt to total capital	21.6%	20.4%
Consolidated debt (1)	1,306	1,233
Less: Cash and cash equivalents and short-term investments	812	927
Net consolidated debt (cash and short-term investments)	$494	$306
Net debt to total capital	8.2%	5.1%

(1)
Excludes approximately $737 million and $568 million of our share of unconsolidated hospitality venture indebtedness as of September 30, 2013 and December 31, 2012, respectively, substantially all of which is non-recourse to us.

Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance, enhancements to existing properties and investment in new properties.
During the nine months ended September 30, 2013, we had total capital expenditures of $150 million, which includes $63 million for maintenance, $40 million for enhancements to existing properties and $47 million for investment in new properties. During the comparable period in 2012, our total capital expenditures were $210 million, which included $114 million for enhancements to existing properties, $64 million for maintenance and $32 million for investment in new properties. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations.
Senior Notes
The following table below sets forth the principal of our Senior Notes. Interest on the Senior Notes is payable semi-annually.

Description	Principal Amount (in millions)
2016 Notes	$250
2019 Notes	196
2021 Notes	250
2023 Notes	350
Total	$1,046

We are in compliance with all applicable covenants under the indenture governing our Senior Notes as of September 30, 2013. See Notes 8 for further discussion on our Senior Notes.
Revolving Credit Facility
We draw upon our credit facility to provide financing for working capital and general corporate purposes, including commercial paper back-up and permitted investments and acquisitions. The borrowing availability under our revolving credit facility is $1.5 billion and the facility's expiration is September 9, 2016. There were no borrowings under the revolving credit facility during the nine months ended September 30, 2013 and 2012, respectively. There was no outstanding balance on this credit facility at September 30, 2013 or December 31, 2012.
We had $101 million and $105 million in outstanding undrawn letters of credit that are issued under our revolving credit facility (which reduces the availability thereunder by the corresponding amount) as of September 30, 2013 and December 31, 2012, respectively.
We are in compliance with all applicable covenants as of September 30, 2013.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $114 million and $120 million in letters of credit outstanding at September 30, 2013 and December 31, 2012, respectively. We had letters of credit issued directly with financial institutions of $13 million and $15 million at September 30, 2013 and December 31, 2012, respectively. These letters of credit had weighted average fees of 129 basis points at September 30, 2013. The range of maturity on these letters of credit was up to one year as of September 30, 2013.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2012 Form 10-K. Since the date of our 2012 Form 10-K, we have entered into a Euro 377 million, or $509 million (using exchange rates as of September 30, 2013) performance guarantee, and as a result, we are including here our policy for accounting for guarantees, which was initially included in our 2012 Form 10-K.
Guarantees
We enter into performance guarantees related to certain hotels that we manage or debt repayment guarantees with respect to certain hotels in which we hold an equity investment.  We record a liability for the fair value of these performance and debt repayment guarantees at their inception date. The offset depends on the circumstances in which the guarantee was issued.  We amortize the liability for the fair value of a guarantee into income over the term of the guarantee using a systematic and rational, risk-based approach. Performance guarantees are amortized into income in other income (loss), net in the condensed consolidated income statement and debt repayment guarantees that relate to our equity method investments are amortized into income in equity earnings (losses) from unconsolidated hospitality ventures in the condensed consolidated income statement. On a quarterly basis, we evaluate the likelihood of funding a guarantee. To the extent we determine an obligation to fund under a guarantee is both probable and estimable, we will record a separate contingent liability. The expense related to the separate contingent liability is recognized in other income (loss), net in the period that we determine funding is probable.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At September 30, 2013, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
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
After the issuance of our 2015 Notes, we entered into eight $25 million interest rate swap contracts, each of which was set to expire on August 15, 2015. Taken together, these eight interest rate swap contracts effectively converted a total of $200 million of the $250 million 2015 Notes to floating rate debt based on three-month LIBOR plus a fixed rate component. During the year ended December 31, 2012, we terminated four of the eight $25 million interest rate swap contracts, for which we received cash payments of $8 million to settle the fair value of the swaps. The cash received from the termination of the four swaps was being amortized from the settlement date as a benefit to interest expense over the remaining term of the 2015 Notes.
As of December 31, 2012, we still held a total of four $25 million interest rate swap contracts, each of which was set to expire on August 15, 2015. Taken together, these four swap contracts effectively converted a total of $100 million of the $250 million of our 2015 Notes to floating rate debt based on three-month LIBOR plus a fixed rate component. The fixed rate component of the four swaps varied by contract, ranging from 4.5675% to 4.77%. The interest rate swaps were designated as fair value hedges as their objective was to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as fair value hedges at inception and at December 31, 2012 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes prior to their redemption during the nine month period ending September 30, 2013.
At December 31, 2012, the fixed to floating interest rate swaps were recorded within other assets at a value of $1 million offset by a fair value adjustment to long-term debt of $1 million. At December 31, 2012, the difference between the other asset value and fair market value adjustment to long-term debt includes the ineffective portion of the swap life-to-date which was insignificant.
During the nine months ended September 30, 2013, we redeemed all of our 2015 Notes (see Note 8) and settled the remaining four outstanding swap agreements. At the time the 2015 Notes were redeemed, we recognized a gain of $7 million, which included the remaining unamortized benefit from the settlement of the initial four swaps during 2012 of $5 million and a gain on the remaining four swaps of $2 million that were terminated in 2013 in anticipation of the redemption of the 2015 Notes. The gain is included within debt settlement costs in other income (loss), net on the condensed consolidated statements of income.
Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. These foreign currency exposures typically arise from intercompany loans and other intercompany transactions. The U.S. dollar equivalent of the notional amount of the forward contracts as of September 30, 2013 and December 31, 2012 was $217 million and $254 million, respectively, all of which expire within the next twelve months. We intend to offset the gains and losses related to our intercompany loans and transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income attributable to Hyatt Hotels Corporation. We expect to continue this practice relating to our intercompany loans and transactions, and may also begin to manage the risks associated with other transactional and translational foreign currency volatility within our business. See Note 9 to the accompanying condensed consolidated financial statements for further information on our foreign currency exposures and exchange rate risk.

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

Item 1A. Risk Factors.

At September 30, 2013, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company's purchases of shares of Class A and Class B common stock during the quarter ended September 30, 2013:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number(or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Program
July 1 to July 31, 2013	673,012	$41.25	673,012	$12,455,335
August 1 to August 31, 2013	29,490	41.99	29,490	$11,217,011
Total	702,502	$41.28	702,502

(1)
On August 1, 2012, we announced the approval of a share repurchase program pursuant to which we were authorized to purchase up to $200 million shares of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. On May 1, 2013, we announced the approval of an expansion of the share repurchase program pursuant to which we are authorized to purchase up to an additional $200 million shares of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. The 2012 and 2013 repurchase programs do not have an expiration date. As of September 30, 2013, the Company had approximately $11 million remaining under its current share repurchase authorizations. See Note 18 to our condensed consolidated financial statements for further information regarding our New Share Repurchase Plan.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5.     Other Information.
During the three months ended September 30, 2013, Hyatt engaged in certain activities that are subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act and which are disclosed in Exhibit 99.1 to this quarterly report. Hyatt will be required to separately file, concurrently with this quarterly report, a notice that such activities have been disclosed in this quarterly report, which notice must also contain information required by Section 13(r) of the Exchange Act.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

10.1
Purchase and Sales Agreement, dated as of August 27, 2013, between UST Hotel Joint Venture, Ltd. and Hyatt Equities, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 28, 2013)

10.2	First Amendment to Purchase and Sale Agreement, dated September 30, 2013, between UST Hotel Joint Venture, Ltd. and Hyatt Equities, L.L.C.

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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Disclosure required pursuant to Section 13(r) of the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyatt Hotels Corporation

Date:	October 30, 2013	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Date:	October 30, 2013	By:	/s/ Gebhard F. Rainer
Gebhard F. Rainer
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)