Form 10-K
period 2013-12-31
Hyatt Hotels Corp
filed 2014-02-18
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
Registrant's telephone number, including area code: (312) 750-1234
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No   ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of June 30, 2013, the aggregate market value of the registrant's Class A common stock, $0.01 par value, held by non-affiliates of the registrant was approximately $1,761.0 million (based upon the closing sale price of the Class A common stock on June 28, 2013 on The New York Stock Exchange). The market value of the registrant's Class B common stock is not included in the above value as there is no active market for such stock.
As of January 31, 2014, there were 43,387,819 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 112,527,463 shares of the registrant's Class B common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Proxy Statement for its 2014 Annual Meeting of Stockholders to be held on May 14, 2014.

HYATT HOTELS CORPORATION

FISCAL YEAR ENDED DECEMBER 31, 2013

Disclosure Regarding Forward-Looking Statements
This annual report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, financial performance, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•
the factors discussed in this annual report set forth under the sections titled “Risk Factors” in Part I, Item 1A, and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7;

•	general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth;

•	levels of spending in business and leisure segments as well as consumer confidence;

•	declines in occupancy and average daily rate;

•	limited visibility with respect to short and medium-term group bookings;

•	loss of key personnel;

•	hostilities, including future terrorist attacks, or fear of hostilities that affect travel;

•	travel-related accidents;

•	natural or man-made disasters such as earthquakes, tsunamis, tornados, hurricanes, floods, oil spills and nuclear incidents;

•	our ability to successfully achieve certain levels of operating profits at hotels that have performance guarantees with our third-party owners;

•	the impact of hotel renovations;

•	our ability to successfully execute and implement our common stock repurchase program;

•	the seasonal and cyclical nature of the real estate and hospitality businesses;

•	changes in distribution arrangements, such as through internet travel intermediaries;

•	changes in the tastes and preferences of our customers;

•	relationships with associates and labor unions and changes in labor laws;

•	financial condition of, and our relationships with, third-party property owners, franchisees and hospitality venture partners;

•	risks associated with potential acquisitions and dispositions;

•	timing of acquisitions and dispositions;

•	changes in federal, state, local or foreign tax law;

•	increases in interest rates and operating costs;

•	foreign exchange rate fluctuations or currency restructurings;

•	lack of acceptance of new brands or innovation;

•	general volatility of the capital markets and our ability to access the capital markets;

•	changes in the competitive environment in our industry and the markets where we operate;

•	cyber risks and information technology failures;

•	outcomes of legal proceedings; and

•	violations of regulations or laws related to our franchising business.
These factors are not necessarily all of the important factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-

looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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
As used in this annual report, the term “properties” refers to hotels that we manage, franchise, own or lease and our residential and vacation ownership units that we develop, sell and/or manage. “Hyatt portfolio of hotels” refers to properties operated under our brands, including Park Hyatt, Andaz, Hyatt, Grand Hyatt, Hyatt Regency, Hyatt Place, Hyatt House, Hyatt Ziva and Hyatt Zilara. Residential ownership units refers to residential units that we manage, provide services to or license our trademarks with respect to (such as serviced apartments and Hyatt-branded residential units), some of which we own, that are part of mixed-use projects, which are often adjacent to a full service hotel that is a member of the Hyatt portfolio of hotels. Vacation ownership units refers to the fractional and timeshare units that we develop, sell or manage that are part of the Hyatt Residence Club. Hospitality ventures refer to entities in which we own less than a 100% equity interest.
As used in this annual report, the term “associates” refers to the more than 95,000 individuals working at our corporate and regional offices and our managed, franchised and owned properties. We directly employ approximately 45,000 of these 95,000 associates. The remaining associates are employed by third-party owners and franchisees of our hotels.
Hyatt®, Park Hyatt®, Andaz®, Grand Hyatt®, Hyatt Regency®, Hyatt Place®, Hyatt House®, Hyatt Ziva™, Hyatt Zilara™, Hyatt Residence Club®, Hyatt Vacation Club®, Hyatt Gold Passport®, Hyatt Resorts™ and related trademarks, logos, trade names and service marks appearing in this annual report are the property of Hyatt Corporation, a wholly owned subsidiary of Hyatt Hotels Corporation. All other trademarks, trade names or service marks appearing in this annual report are the property of their respective owners.

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
Overview
Hyatt Hotels Corporation is a global hospitality company with widely recognized, industry leading brands and a tradition of innovation developed over our more than fifty-year history. We manage, franchise, own and develop a Hyatt portfolio of hotels, resorts and residential and vacation ownership properties around the world. As of December 31, 2013, our worldwide portfolio consisted of 548 properties (147,388 rooms and units). See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a categorized breakdown of our portfolio.
Our full service hotels and resorts operate under five established brands, Park Hyatt, Andaz, Hyatt, Grand Hyatt and Hyatt Regency. Our two select service brands are Hyatt Place and Hyatt House, an extended stay brand. In 2013, we introduced the Hyatt Ziva and Hyatt Zilara all inclusive resort brands, which marked our entry into the all inclusive resort segment. We develop, sell or manage vacation ownership properties in select locations as part of the Hyatt Residence Club. We also manage, provide services to or license our trademarks with respect to residential ownership units that are often adjacent to a Hyatt portfolio full service hotel. We consult with third parties in the design and development of such mixed-use projects based on our expertise as a manager and owner of vacation ownership properties, residential properties and hotels.
Our associates, to whom we refer as members of the Hyatt family, are more than 95,000 individuals working at our corporate and regional offices and our managed, franchised and owned properties in 48 countries around the world. Substantially all of our hotel general managers are trained professionals in the hospitality industry with extensive hospitality experience in their local markets and host countries. The general managers of our managed properties are empowered to operate their properties on an independent basis using their market knowledge, management experience and understanding of our brands. Our associates and hotel general managers are supported by our regional management teams located in cities around the world and our executive management team, headquartered in Chicago.
We primarily derive our revenues from hotel operations, management and franchise fees, other revenues from managed properties and sales of vacation ownership properties. For the years ended December 31, 2013 and 2012, revenues totaled $4.2 billion and $3.9 billion, respectively, net income attributable to Hyatt Hotels Corporation totaled $207 million and $88 million, respectively, and Adjusted EBITDA totaled $680 million and $606 million, respectively. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Business Metrics Evaluated by Management - Adjusted EBITDA” for our definition of Adjusted EBITDA, why we present it, and for a reconciliation of our consolidated Adjusted EBITDA to net income attributable to Hyatt Hotels Corporation for the periods presented. For the years ended December 31, 2013 and 2012, 78.2% and 79.5% of our revenues, respectively, were derived from operations in the United States. As of December 31, 2013, 74.4% of our long-lived assets were located in the United States. As of December 31, 2013, we had total debt of $1.5 billion, cash and cash equivalents of $454 million and short-term investments of $30 million. As of December 31, 2013, we had available borrowing capacity of $1.4 billion under our revolving credit facility. These sources provide us with significant liquidity and resources for future growth.
Corporate Realignment
On October 1, 2012 we implemented a realignment of our corporate and regional operations to enhance organizational effectiveness and adaptability. The changes are designed to facilitate innovation and further advance Hyatt toward its goal of becoming the preferred hospitality brand for our associates, guests and owners. The organizational evolution is designed to position Hyatt to adapt quickly and effectively to guest and hotel owner needs during the expansion and growth we anticipate across all of our brands in multiple markets over the next several years.
As part of the realignment, we established three operating segments: Americas management and franchising; Southeast Asia, as well as China, Australia, South Korea and Japan ("ASPAC") management and franchising; and Europe, Africa, the Middle East and Southwest Asia ("EAME/SW Asia") management. The operating segments, together with our owned and leased hotels, form our four reportable segments. The results of our vacation ownership business, Hyatt co-branded credit card and unallocated corporate overhead continue to be reported within corporate and other. See Note 20 to our consolidated financial statements included in this annual report for additional information on our segments.
Additionally, as part of our realignment, we created two new functions, the Real Estate and Capital Strategy Group and the Global Operations Center ("GOC"). The Real Estate and Capital Strategy Group, whose costs are included as part of corporate, is responsible for implementing Hyatt's overall capital strategy, managing its hotel asset base and providing support to Hyatt's development professionals around the world. The GOC, whose costs are allocated to our management and franchising businesses, is charged with ensuring that Hyatt's operating segments function according to company-wide principles and standards and enabling ongoing transformation and collaboration to ensure that we optimize our structure and resources.
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
Our mission, goal and values are interdependent, and we refer to this interdependence as the “Hyatt value chain.” The Hyatt value chain begins with our associates. We believe that our efforts to engage our associates in planning for how we can better serve our fellow associates, guests and owners contributes to their commitment to genuine service, which is the first step to achieving high levels of guest satisfaction. In our view, motivating our associates to become personally involved in serving and demonstrating loyalty to our guests is central to fulfilling our mission. We rely upon the management teams at each of our managed properties to lead by example and we provide them with the appropriate autonomy to make operational decisions in the best interest of the hotel and brand. We believe the managers of our franchised properties are experienced operators with high standards and have demonstrated commitment to our values and our approach to guest service that is designed to enhance guest satisfaction. High levels of guest satisfaction lead to increased guest preference for our brands, which we believe results in a strengthened revenue base over the long term. We also believe that engaged associates will enhance efficient operation of our properties, resulting in improved financial results for our property owners. Sustained adherence to these principles is a basis for our brand reputation and is one of the principal factors behind the decisions by our diverse group of hotel owners and developers to invest in properties in the Hyatt portfolio of hotels around the world. We work with existing and prospective hotel owners and developers to increase our presence around the world, which we expect will lead to guest satisfaction, brand preference, and new channels for professional growth for our associates.
Our Competitive Strengths
We have significant competitive strengths that support our goal of being the most preferred brand for our associates, guests and owners.

World Class Brands.    We believe that our widely recognized, industry leading brands provide us with a competitive advantage in attracting and driving preference for our associates, guests and owners. We have consistently received top rankings, awards and accolades for service and guest experience from independent publications and surveys, including Condé Nast Traveler, Travel and Leisure, Forbes and AAA (with whom more than 75 of our hotels hold four diamond status and one property holds five diamond status). Our brand recognition and strength is key to our ability to drive preference for our brands among our associates, guests and owners.

Global Platform with Compelling Growth Potential.    Our existing global presence is widely distributed and we operate in 20 of the 25 most populous urban centers around the globe. We believe that our existing hotels provide us with a strong platform from which to selectively pursue new growth opportunities in markets where we are under-represented. Our dedicated global development executives in offices around the world apply their experience, judgment and knowledge to ensure that the Hyatt portfolio of hotels enhance preference for our brands. An important aspect of our compelling growth potential is our strong brand presence in higher growth markets such as India, China, the Middle East and Brazil. The combination of our existing presence and brands, experienced development team, established third-party relationships and significant access to capital provides us with a strong foundation for future growth and long-term value creation.
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
Strong Capital Base and Disciplined Financial Approach.    Our approach is to maintain appropriate levels of financial leverage through industry cycles and economic downturns. As of December 31, 2013, we had cash and cash equivalents and short-term investments of $484 million and available borrowing capacity of $1.4 billion. We believe that as a result of our balance sheet strength, we are uniquely positioned to take advantage of strategic opportunities to develop or acquire properties and brands. We adhere to a formal investment process in evaluating such opportunities with input from various groups within our global organization.
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
High Quality Owned Hotels Located in Desirable Markets.    As of December 31, 2013, we operate a high quality portfolio of 89 owned properties and 33 managed or franchised properties that are owned or leased by unconsolidated hospitality ventures, consisting of luxury and upper-upscale full service and upscale select service hotels in key markets. Our owned full service hotels are located primarily in key markets, including major business centers and leisure destinations with strong growth potential, such as Chicago, London, Mexico City, New York, Paris, San Francisco, Seoul and Zurich. Our hospitality ventures include 50% ownership interests in properties in Mumbai and São Paulo. A number of our owned hotels and hospitality venture properties are unique assets with high name recognition and a strong position in their local markets. In 2013, a Hyatt subsidiary acquired the hotel previously known as The Peabody Orlando, and subsequently rebranded it the Hyatt Regency Orlando, adding to our portfolio a high quality 1,641 room hotel located adjacent to one of the largest convention facilities in the U.S. In 2012, a Hyatt subsidiary acquired a full service hotel in Mexico City, giving us an asset in one of the world's most populous cities. As a significant owner of hotel assets, we believe we are well-positioned as demand strengthens, as we expect earnings growth from owned properties to outpace revenue growth at managed properties due to the fixed cost structure of operating hotels. This benefit can be achieved through increased earnings from our owned assets and through value realized from selected asset sales.
Our Business Strategy
Our goal is to be the most preferred brand in each customer segment that we serve for our associates, guests and owners. Our strategy for reaching that goal is based on differentiating Hyatt through powerful brands and innovation and generating long-term, sustainable growth for the company that will create shareholder value and opportunities for associates.

Talent and Reputation
Talent and reputation focuses on attracting, developing, rewarding and retaining individuals who distinguish Hyatt from our competitors and provide a unique experience to our guests. We recognize that our people and our culture are our greatest assets. Our goal is to grow a strong pipeline of diverse and talented colleagues and to provide them with the opportunities to fulfill their own personal potential and development while helping to make Hyatt successful.
Our brands are defined, in large part, by the authentic hospitality that our associates deliver to our guests. We believe that while a great product is necessary for success, a service model that promotes genuine service for our guests and that is focused on their particular needs is the key to a sustainable long-term advantage. Therefore, we strive to involve our associates in deciding how we serve our guests and identifying what we can do to improve guest satisfaction. We rely on our hotel general managers to lead by example and foster associate engagement. We believe that associate engagement results in higher levels of customer satisfaction and improves the performance of our properties. To assist in this process, we aim to ensure that talented management teams are in place worldwide and reward those teams that achieve higher levels of associate engagement, guest satisfaction and hotel financial performance.
Our reputation is a reflection of how we conduct ourselves and our business in the communities in which we live and work. One of our principal tools to enhance Hyatt's reputation is our corporate responsibility program, Hyatt Thrive. Through Hyatt Thrive initiatives we volunteer in our communities, support organizations that work in our communities, and work to reduce our waste and carbon footprint – in short, to make the communities in which we operate places where we want to live, where guests want to visit and where our owners want to invest.

Brand and Innovation
In support of our goal to be the most preferred brand in each segment we serve, and to foster quality growth, we have focused on creating a meaningful portfolio of unique brands. Our objective is to differentiate our brands both from one another, and from our competitors. We have developed a personality and identity for each brand that results in a distinct look and reflects experiences and attributes unique to that particular brand.
Successful innovation has been a hallmark of Hyatt since its founding. Hyatt has a long history of commitment to impactful architectural design in both the large-scale convention market and smaller leisure spaces. Our dedicated innovation function, with representation at the highest level of our organization, ensures we continuously probe deeper and uncover new opportunities for enhancing the guest experience in each of our brands. We launched our Hyatt Place brand in 2006 and our Andaz brand in 2007, each of which features a unique internally-developed service model. In 2011, we launched Hyatt House, a revitalized extended stay concept that was designed based on insights gained from guests who frequent extended stay hotels. In 2013, we launched Hyatt Ziva and Hyatt Zilara, two new all inclusive resort brands that were developed to ensure that the all inclusive experience reflects what guests truly want from an all inclusive stay. We have a long track record of creative approaches to food and beverage at our hotels throughout the world, and we have created profitable and sought-after venues that create and enhance demand for our hotel properties.

Hotel Profitability
A key component of our strategy is to maximize revenues and manage costs at our hotel properties. We strive to enhance revenues by focusing on increasing our share of hotel stays by our existing guests and increasing the number of new guests we serve on a regular basis, with the ultimate goal of establishing and increasing guest loyalty to our brands. We manage costs by setting performance goals for our hotel management teams, and granting our general managers operational autonomy. We support these cost management efforts by assisting our general managers with tools and analytics provided by our regional and corporate offices and by compensating our hotel management teams based on property performance.
We work to expand Hyatt's share of hotel stays by continuously striving to provide genuine guest service and delivering value to our guests. Our existing customer base is diverse with different needs and preferences. We aim to provide differentiated service and product offerings targeted at each customer segment within each of our brands, including meeting planners and convention guests, leisure guests and business travelers, in order to satisfy our customers' specific needs. We are committed to maintaining and renovating our properties over time in order to provide our customers with the level of service, comfort and authentic hospitality that they have come to expect from Hyatt.
Our Hyatt Gold Passport guest loyalty program is designed to attract new guests and to demonstrate our loyalty to our best guests. In the year ended December 31, 2013, new membership enrollment in our Hyatt Gold Passport program increased by 13.6%, bringing our total enrollment to over 16 million members. Stays by Hyatt Gold Passport members represented 34.3% of total room nights during 2013. In 2013, Hyatt Gold Passport won four Freddie Awards, including best elite travel program in the Americas and best elite travel program, best customer service and best award redemption in the Middle East/Asia/Oceania. A new relationship with M life, the rewards program of MGM Resorts International®, was launched so members can earn and redeem points at 12 locations on the Las Vegas Strip and enjoy tier reciprocity between the programs. Hyatt Gold Passport announced two new benefits for implementation in January 2014 - Points + Cash allows members to redeem for a free night faster and My Elite Rate for diamond and platinum members offers a 20% discount on standard rooms at Hyatt locations in 2014. The Hyatt Card, a co-branded Visa credit card launched in 2010 by Hyatt and Chase Card Services, continued to show strong growth in card member acquisitions and existing member spend, in part due to card benefit enhancements introduced in the fall of 2012.

Growth and Capital Strategy
We are focused on creating long-term shareholder value, and on where and how we invest to expand our presence in key locations. We believe that the scale of our presence around the world is small relative to the recognition of our brands and our excellent reputation for service and, therefore, we have a unique opportunity to grow.

o
Increase Market Presence.    We focus our expansion efforts on under-penetrated markets where we already have an established presence and locations where our guests are traveling but where we do not have a presence. We intend to expand our presence by increasing the number of hotels under the Hyatt portfolio of hotels, primarily by entering into new management and franchising agreements. We believe our intense focus on each customer group that we serve and our understanding of how we can serve them in new locations will result in good growth. We have made significant progress in expanding our presence through development of new hotels and conversion of existing hotels over the past few years. For example, in New York City, we have expanded our presence from one property at the time of our IPO in 2009 to seven properties as of December 31, 2013 with each property either newly built or freshly renovated in recent years. Additionally, we expect the Park Hyatt hotel to open in New York City in 2014. In 2013, we announced that a Hyatt affiliate signed management agreements with affiliates of Constellation Hotels Holding Ltd., which more than doubled the number of Hyatt locations in France. The hotels, located in Paris, Cannes and Nice, converted to Hyatt brands in April 2013 and added more than 1,700 rooms to our portfolio. In 2012, a Hyatt subsidiary acquired the 755 room Hotel Nikko Mexico and rebranded the hotel as the Hyatt Regency Mexico City. As a result of this acquisition and rebranding, the Hyatt Regency brand is establishing a strong presence in Mexico City with a business and leisure hotel located in Polanco, Mexico City's most desirable area. Expansion in emerging markets like China and India is central to our international growth strategy as penetration into growing cities and resort destinations provides the Company with the opportunity to drive preference for our brands as we serve a broader base of guests in these high growth markets. As of December 31, 2013, there were approximately 80 hotels open or under development in China in key markets such as Beijing, Hong Kong, Macau, Shanghai and Shenzhen. In India, the total number of hotels open or under development was approximately 60 properties as of December 31, 2013. In addition to China and India, we have also announced further expansion plans into other key international markets including Austria, Russia, the Netherlands, Latin America and the Middle East.

o
Expand our Select Service Presence.    We intend to expand Hyatt Place and Hyatt House, which we believe will support our overall growth and enhance the performance of all of our brands. We intend to grow our select service presence through third-party construction of new franchised properties, conversion and renovation of existing non-Hyatt properties, and in certain cases, participation in the development of new managed properties. We believe that the opportunity for properties that provide a select offering of services at a lower price point than full service hotel alternatives is particularly compelling in certain markets, including India, China and the Middle East, where there is a large and growing middle class along with a meaningful number of local business travelers. In 2012, we opened the first Hyatt Place hotels outside of the United States. As of December 31, 2013, we have four Hyatt Place hotels open outside of the U.S., operating in Armenia, Costa Rica, India and Mexico. In addition to these hotels, we have announced new management agreements for select service properties currently under development in Brazil, China, India, Mexico, Morocco, Panama, Thailand and Saudi Arabia.

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

o
Utilize our Capital and Asset Base for Targeted Growth.    The combination of our significant liquidity and strong capital position coupled with our large, high quality asset base provides a unique platform to support our growth strategy. As part of our organizational realignment in 2012, we formed a Real Estate and Capital Strategy Group in order to bring a comprehensive approach to our efforts to recycle hotel real estate assets and to manage capital deployment in furtherance of our expansion plans as described above under “-Increase Market Presence” and “-Expand our Select Service Presence.” All capital deployment will be done with an objective to maximize long-term shareholder value and we will assess and balance liquidity, value and strategic importance in each instance. We also will continue to commit capital to fund the renovation of certain assets in our existing owned portfolio. While we will selectively dispose of hotel properties, we expect to maintain significant ownership of hotel properties over time given our focus and expertise as an owner. During 2013, we sold seven full service properties and four select service properties. In 2012, we sold eight select service properties. We entered into long-term management or franchise agreements with the purchaser of each of these properties. These asset sales are consistent with the Company’s asset recycling strategy – selling certain hotels, maintaining presence in markets by entering into new management or franchise agreements, and re-investing sale proceeds into new hotels and other growth opportunities. In 2013, a wholly owned Hyatt subsidiary closed on an investment in Playa Hotels & Resorts B.V. (“Playa”). Playa was formed to own, operate and develop all inclusive resorts. This transaction provides Hyatt with a new guest base, while offering to our existing guests new resort options in sought-after destinations. Our agreement with Playa also provides us with a platform for future global growth in an attractive segment. During 2012, a Hyatt subsidiary acquired the Hotel Nikko Mexico, which we subsequently rebranded the Hyatt Regency Mexico City. We believe the introduction of the Hyatt Regency Mexico City marks an important step in expanding the presence of Hyatt branded hotels in Mexico and throughout Latin America.

o
Pursue Strategic Acquisitions and Alliances.    We expect to continue to evaluate potential acquisitions of other brands or hospitality management or franchising companies as a part of our efforts to expand our presence. These acquisitions may include hotel real estate. We expect to focus on acquisitions that complement our ability to serve our existing customer base and enhance customer preference by providing a greater selection of locations, properties and services. Furthermore, we may pursue these opportunities in alliance with existing or prospective owners of managed or franchised properties to strengthen our brand presence. The Playa transaction is an example of an investment that allows Hyatt to increase its resort presence in Latin America and the Caribbean and create long-term value by providing a platform for future growth.

Description of Our Brands

Brand	Segment	Customer Base	December 31, 2013 Rooms/Units (1)				Primary Selected Competitors	Key Locations
			% of our Total Portfolio	Americas Region	ASPAC Region	EAME/SW Asia Region
	Full Service/ Luxury	Individual business and leisure travelers; small meetings	4%	1,630	2,416	2,489	Four Seasons, Ritz-Carlton, Peninsula, St. Regis, Mandarin Oriental	Buenos Aires, Dubai, Paris, Shanghai, Sydney, Washington D.C.
	Full Service/ Upper Upscale	Individual business and leisure travelers; small meetings	2%	1,577	303	389	W, Mondrian, The Standard	Amsterdam, London, Los Angeles, New York, Shanghai
	Full Service/ Upper Upscale	Business and leisure travelers; small meetings	6%	7,213	—	1,396	Marriott, Hilton, InterContinental, Westin, independent and boutique hotels	Abu Dhabi, New York, San Francisco, Seattle, Key West
	Full Service/ Upper Upscale	Individual business and leisure travelers; large and small meetings, social events	15%	8,989	9,789	3,484	Mandarin Oriental, Shangri-La, InterContinental, Fairmont	Beijing, Berlin, Dubai, Hong Kong, New York, Tokyo
	Full Service/ Upper Upscale	Conventions, business and leisure travelers; large and small meetings, social events; associations	48%	52,102	9,909	8,984	Marriott, Sheraton, Hilton, Renaissance, Westin	Boston, Delhi, London, Los Angeles, Mexico City, Orlando, San Francisco
	Select Service/ Upscale	Individual business and leisure travelers; small meetings	17%	25,365	—	210	Courtyard by Marriott, Hilton Garden Inn	Atlanta, Dallas, Houston, Miami, Phoenix
	Select Service/ Extended Stay	Extended stay guests; individual business and leisure travelers; families; small meetings/trainings	6%	8,154	—	—	Residence Inn by Marriott, Homewood Suites	Austin, Boston, Dallas, Miami, San Francisco
	All Inclusive	Leisure travelers; families	<1%	619	—	—	Club Med, Sandals, Beaches	San Jose del Cabo, Mexico
	All Inclusive	Adult-only leisure travelers	<1%	306	—	—	Club Med, Sandals, Beaches	Cancun, Mexico
	Vacation Ownership/ Branded Residential	Owners of vacation units, repeat Hyatt business and leisure guests	1%	963	128	973	Hilton Vacation Club, Marriott Vacation Club, Starwood Vacation Ownership	Aspen, Beaver Creek, Carmel, Dubai, Fukuoka, Key West, Mumbai
(1) Room/Unit counts include owned, leased, managed, franchised, vacation ownership, branded residential and joint ventures.

Park Hyatt
Park Hyatt provides discerning, affluent individual business and leisure guests with elegant and luxurious accommodations. Guests of Park Hyatt receive gracious service and rare and intimate experiences in a thoughtfully designed contemporary environment. Located in many of the world’s premier destinations, each Park Hyatt is custom designed to combine sophistication with distinctive regional character. Park Hyatt features well-appointed guestrooms, meeting and special event spaces for smaller groups, critically acclaimed art programs and signature restaurants featuring award-winning chefs.
Andaz
Each Andaz is a boutique-inspired hotel where our guests experience a vibrant yet uncomplicated atmosphere geared towards today’s individual business and leisure travelers. Our Andaz hotels are designed to reflect local culture and feature a unique and innovative service model. Signature elements include Andaz lounges, which are open, communal settings replacing the traditional lobby, Andaz Studios, which are creative and inspiring spaces for small meetings and gatherings, and Andaz Hosts, who assist guests with everything from check-in to recommending and making restaurant reservations.
Hyatt
Hyatt hotels are smaller-sized properties conveniently located in diverse business and leisure areas. Associates at Hyatt hotels are knowledgeable about their community and focus on offering guests the opportunity to experience the neighborhood like a local. Hyatt hotels accommodate individual business and leisure travelers, as well as smaller scale business meetings and social gatherings.
Grand Hyatt
Grand Hyatt features distinctive hotels in major gateway cities and resort destinations. With presence around the world and critical mass in Asia, Grand Hyatt hotels provide sophisticated global business and leisure travelers with elegant accommodations, extraordinary restaurants, bars, spas and fitness centers, as well as comprehensive business and meeting facilities. Signature elements of Grand Hyatt include dramatic architecture, state of the art technology, and facilities for an array of business or social gatherings of all sizes.
Hyatt Regency
Hyatt Regency is designed to offer a full range of services and facilities tailored to serve the needs of meeting planners, business travelers and leisure guests. Hyatt Regency convention hotels feature spacious meeting and conference facilities designed to provide a productive environment allowing guests to convene and connect. Hyatt Regency hotels in resort locations cater to couples seeking a getaway, families enjoying a vacation together and corporate groups seeking a functional and relaxed atmosphere in which to conduct business and meetings.
Hyatt Place
Hyatt Place creates a modern, comfortable and seamless experience, combining style and innovation to create a casual simple hotel experience for today's multi-tasking traveler. Modern spacious guestrooms feature a Cozy Corner sofa sleeper, the Hyatt Grand BedTM and 42" HDTV with plug and play capability. Guests stay connected with free Wi-Fi and enjoy the A.M. Kitchen SkilletTM , a complimentary hot breakfast. Hyatt Place hotels also feature the new Gallery Menu, Fresh 24/7, specialty coffees, premium beer, wine and spirits. Properties typically have 125 to 200 rooms and are located in urban, airport and suburban areas. Hyatt Place caters to business travelers as well as leisure guests and families. Hyatt Place properties are also well suited to serve small meetings and events.

Hyatt House
Hyatt House was designed to create contemporary experiences in casual home comfort, providing a residential atmosphere with spaces and services to keep routines rolling while guests are away from home. Residentially inspired studio, one- and two- bedroom suites feature contemporary full kitchens and separate living and sleeping areas with flat panel HDTVs. Guests stay connected with free Wi-Fi and enjoy the complimentary hot breakfast and Evening Social, a social hour, Monday through Thursday. Some locations feature an H BAR with a Sip+Savor Menu and full bar. The all-suite hotels are located in urban, airport and suburban areas. Hyatt House caters to extended stay business and leisure travelers as well as families. Hyatt House properties are also well suited to serve small meetings and events.

Hyatt Ziva
Hyatt Ziva all inclusive resorts cater to vacationing guests of all ages and offer a wide variety of activities that allow them to explore the unique destinations in which the properties are located. Hyatt Ziva properties will be larger resorts catering to families and accommodating groups with varied and well-appointed meeting facilities.

Hyatt Zilara
Hyatt Zilara adult-only all inclusive resorts will be located in sought after, unique resort destinations. They will offer a wide array of food and beverage services and social activities as well a variety of meeting spaces. Properties will be medium sized where couples or small groups can enjoy intimate, sophisticated surroundings.
Hyatt Residence Club
Hyatt Residence Club provides members with vacation ownership opportunities in regionally inspired and designed residential-style properties with the quality of the Hyatt brand. Members pre-purchase time at a Hyatt Residence Club property and have the flexibility of usage, exchange and rental. Hyatt Residence Club members can choose to occupy their vacation home, to exchange time among 15 Hyatt Residence Club locations, to trade their time for Hyatt Gold Passport points or to travel within the Hyatt system. Alternatively, members can exchange their time for time at properties participating within Interval International’s program, a third-party company with over 2,800 resorts in its exchange network worldwide.
Residential Ownership Units
Residential ownership units refer to residential units that we manage, provide services to or license our trademarks with respect to, such as serviced apartments and Hyatt-branded residential units, some of which we own. Many locations are near or adjacent to full service hotels that are a member of the Hyatt portfolio of hotels, while others are in unique leisure locations. Studio units feature kitchenettes, while one, two and three bedroom units contain fully equipped kitchens, dining areas and living rooms. Residents in some locations are able to utilize various nearby Hyatt hotel services.
Our Commitment to Corporate Responsibility
Hyatt's global corporate responsibility platform, Hyatt Thrive, is designed to help make our communities places where our associates want to work, our guests want to visit, our neighbors want to live and hotel owners want to invest. Hyatt Thrive reflects our belief that no one better understands a community's most pressing issues - and their solutions - than those who live and work there. Harnessing the power of our more than 95,000 associates at 548 properties and corporate and regional offices around the world, Hyatt Thrive brings together teams of passionate people to focus on positive local efforts that create a significant global impact.
Hyatt Thrive focuses on four key pillars that we believe are essential to a thriving community:

•	Environmental Sustainability

•	Economic Development & Investment

•	Education & Personal Advancement and

•	Health & Wellness
We achieve our goals through a dual focus on environmental stewardship across our hotels, and strengthening our community impact through volunteerism, philanthropy and disaster relief. The Hyatt Thrive Foundation was established in 2013 with a $20 million contribution from the Company to further the Company's corporate social responsibilities initiative.
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
Terms and Renewals
The average remaining term of our management agreements with third party owners and unconsolidated hospitality ventures for full service hotels (other than those in development) is approximately 13 years in the Americas, approximately 15 years in EAME/SW Asia and approximately 13 years in ASPAC, assuming no renewal options are exercised by either party. The average remaining term of our management agreements with third-party owners and unconsolidated hospitality ventures for select service hotels (other than those in development) is approximately 18 years, assuming no renewal options are exercised by either party.
Certain management agreements allow for extensions of the contract term by mutual agreement, or at the discretion of one of the parties. Including exercise of extension options that are in Hyatt's sole discretion and assuming in certain cases that financial performance tests have been met, the average remaining term of our management agreements is approximately 21 years for our full service hotels located in the Americas, approximately 23 years for our full service hotels located in EAME/SW Asia, approximately 16 years for our full service hotels located in ASPAC, and approximately 34 years for our select service hotels. Twenty-two select service hotels are governed under the same management agreement, which has a remaining initial term of approximately 17 years. Hyatt may elect to extend the term of this agreement for two additional fifteen-year terms.
Some of our management agreements grant early termination rights to owners of the hotels we manage upon the occurrence of a stated event, such as the sale of the hotel or our failure to meet a specified performance test. Generally, termination rights under performance tests are based upon the property's individual performance or its performance when compared to a specified set of competitive hotels branded by other hotel operators, or both. These termination rights are usually triggered if we do not meet the performance tests over multiple years. We generally have the option to cure performance failures by paying an amount equal to the shortfall, but in some cases our cure rights may be limited and the result of our failure to meet a performance test may be the termination of our management agreement.
Many of our management agreements are subordinated to mortgages or other secured indebtedness of the owners. In the United States, most lenders have agreed to recognize our right to continue to manage the hotels under the terms set forth in the management agreements if the lenders take possession of the hotel property through foreclosure or similar means.
Franchise Agreements
Pursuant to franchise agreements, we grant our franchisees the limited right to use our name, marks and system in the operation of franchised Hyatt, Hyatt Regency, Hyatt Place, Hyatt House, Hyatt Ziva and Hyatt Zilara properties. We do not participate in the management of our franchised hotels; however, franchisees are required to operate franchised hotels consistent with our brand standards. We approve the plans for, and the location of, franchised hotels and review the operation of these hotels to ensure that our standards are maintained.
Fees
In general, our franchisees pay us an initial application fee and ongoing royalty fees, the amount of which depends on whether the franchised property is a select or full service hotel. We franchise full service hotels under the Hyatt and Hyatt Regency brands, and all inclusive hotels under the Hyatt Ziva and Hyatt Zilara brands. We franchise select service hotels under our Hyatt Place and Hyatt House brands. Application fees are typically $60,000 for our Hyatt Place hotels, $60,000 for our Hyatt House hotels and the greater of $100,000 or $300 per guest room for our full service hotels. Select service franchisees pay continuing franchise fees calculated as a percentage of gross room revenues which typically are 3% in the first year of operations, 4% in the second year and 5% through the remainder of the term. Our full service franchisees typically pay us franchise fees calculated as 6% of gross room revenues and 3% of gross food and beverage revenues, although in some circumstances we have negotiated other fee arrangements. Our all inclusive franchisees typically pay us franchise fees calculated at 2.75% of gross revenues.
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

Terms and Renewals
The standard term of our franchise agreements is 20 years, with one 10 year renewal option exercisable by the franchisee, assuming the franchisee has complied with franchise agreement requirements and standards. We have the right to terminate franchise agreements upon specified events of default, including non-payment of fees and non-compliance with brand standards. In the event of early termination for any reason, our franchise agreements set forth liquidated damages that our franchisees must pay to us upon termination. The bankruptcy of a franchisee or lender foreclosure could result in the termination of the franchise agreement. The average remaining base term of our franchise agreements for our select service and full service hotels (other than those in development) is approximately 16 years.
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
Our corporate sales organizations are focused on growing market share with key accounts, identifying new business opportunities and maximizing our local customer base. Our key accounts consist of: major corporations; national, state and regional associations; specialty market accounts (social, government, military, educational, religious and fraternal); travel organizations; and a broad and diverse group of individual consumers. Our global and regional sales teams target multiple brands to key customer accounts within these groups. No one customer is material to our business. Our global and regional teams consist of over 180 associates focused on group business, business and leisure traveler accounts and travel agencies.
We have global and regional sales offices around the world, including in New York, Chicago, Los Angeles, Washington D.C., London, Moscow, Hong Kong, Mainz, Mumbai, Delhi, Dubai, Seoul, Shanghai, Sao Paulo, Beijing, Tokyo, Mexico City, Singapore, Jeddah, Cairo and Melbourne.
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
We seek to maximize revenues in each hotel through a team of revenue management professionals. The goal of revenue management is to secure the right customers, on the right date, at the right price. Business opportunities are reviewed and agreed upon by the hotel's management team.
Marketing
Our marketing strategy is designed to maintain and build brand value and awareness while meeting the specific business needs of hotel operations. Building and differentiating each of our brands is critical to increasing Hyatt's brand preference. We are focused on targeting the distinct guest segments that each of our brands serve and supporting the needs of the hotels by thorough analysis and application of data and analytics. Hyatt Gold Passport and Hyatt.com are the key components of our marketing strategy. Hyatt Gold Passport is a service and loyalty program with a focus on driving guest satisfaction, recognition and differential services for our most loyal guests. Hyatt.com is our primary online distribution channel providing customers with an efficient source of information about our hotels and an effective booking experience.

Reservations
We have a central reservation system that provides a comprehensive view of inventory, while allowing for local management of rates based on demand. Through this system, we are able to allow bookings by hotels directly, via telephone through our call centers, by travel agents, and online through Hyatt.com.
We have ten global contact centers that service our global guest base 24 hours per day, seven days per week and provide reservation services in 28 languages. While we continue to provide full reservation services via telephone through our global contact centers, we have also invested significant amounts in internet booking capabilities on Hyatt.com and through online booking partners.
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
As of December 31, 2013, the Hyatt Gold Passport program had over 16 million members, and during 2013, Hyatt Gold Passport members represented 34.3% of total room nights.
Competition
There is intense competition in all areas of the hospitality industry. Competition exists for hotel guests, management agreements and franchise agreements and sales of vacation ownership properties and branded residential properties. Our principal competitors are other operators of full service, select service, all inclusive and extended stay properties, including other major hospitality chains with well-established and recognized brands. We also compete against small chains and independent and local owners and operators.
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
 Cyclicality
The hospitality industry is cyclical and generally follows, on a lagged basis, the overall economy. There is a history of increases and decreases in demand for hotel rooms, in occupancy levels and in rates realized by owners of hotels through economic cycles. Variability of results through some of the cycles in the past has been more severe due to changes in the supply of hotel rooms in given markets or in given categories of hotels. The combination of changes in economic conditions and in the supply of hotel rooms can result in significant volatility in results for owners, managers and franchisors of hotel properties. The costs of running a hotel tend to be more fixed than variable. Because of this, in an environment of declining revenues the rate of decline in earnings will be higher than the rate of decline in revenues. Conversely, in an environment of increasing demand and room rates, the rate of increase in earnings is typically higher than the rate of increase in revenues. The vacation ownership business is also cyclical. The demand for vacation ownership units is affected by the availability and cost of financing for purchases of vacation ownership units as well as general economic conditions and the relative health of the housing market.
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

For the year ended December 31, 2013, Hyatt engaged in certain activities that are subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHR Act”) and Section 13(r) of the Exchange Act and which are disclosed in Exhibit 99.3 and Exhibit 99.4 to this annual report.  Hyatt will be required to separately file, concurrently with this annual report, a notice that such activities have been disclosed in this annual report, which notice must also contain the information required by Section 13(r) of the Exchange Act.
Employees
As of December 31, 2013, we had approximately 45,000 employees at our corporate offices, regional offices, owned and managed hotels and residential and vacation ownership properties. Approximately 24% of those employees were either represented by a labor union or had terms of employment that were determined under a labor agreement. Some of our more than 95,000 associates are employed by certain third-party owners and franchisees of our hotels and are not included in the 45,000 figure above because we do not directly employ them. We believe relations with our employees and associates are good.
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
Insurance
Our owned, managed and franchised hotels are insured under different insurance programs depending on participation in our insurance programs or participation in our owner or franchisee insurance programs. We maintain insurance coverage for hotels owned by the Company under our insurance programs for liability, property, workers compensation and other risks with respect to our business. Our liability insurance provides coverage for most claims, including terrorism, resulting from our operations, goods and services and automobiles. Our property insurance provides coverage for all risks to our properties including fire, windstorm, flood, earthquake and terrorism. Property insurance also includes business interruption coverage. Our workers compensation insurance provides coverage for employee injuries in the course and scope of employment. Hotels managed by the Company are permitted to participate in our insurance programs by mutual agreement with our hotel owners. The majority of our managed hotels participate in our insurance programs. Our management agreements require managed hotels that do not participate in our insurance programs to be insured at coverage levels generally consistent with the coverage levels under our insurance programs, including liability, property, business interruption, workers compensation and other insurance. We are typically covered under these insurance policies to the extent necessary and reasonable. Our franchise agreements require our franchisees to maintain liability, property, business interruption, workers compensation and other insurance at our franchised hotels. We are typically covered under these insurance policies to the extent necessary and reasonable. We believe our insurance policies, as well as those maintained by others related to our managed and franchised hotels that do not participate in our insurance programs, are adequate for foreseeable losses and on terms and conditions that are reasonable and customary with solvent insurance carriers. We also self-insure some of our risks generally through the use of deductibles and retentions. We believe these deductibles and retentions are reasonable and customary for our industry and our size. We also use a U.S. based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt Hotels Corporation and generally insures our deductibles and retentions.

Stockholder Agreements
The following is a summary of the provisions of the Amended and Restated Global Hyatt Agreement, the Amended and Restated Foreign Global Hyatt Agreement and the Global Hyatt Corporation 2007 Stockholders' Agreement (the "2007 Stockholders' Agreement"). The following descriptions of these agreements do not purport to be complete and are subject to, and qualified in their entirety by, the Amended and Restated Global Hyatt Agreement, Amended and Restated Foreign Global Hyatt Agreement and 2007 Stockholders' Agreement, copies of which have been filed with the Securities and Exchange Commission (“SEC”) and are incorporated by reference herein. For additional information regarding these agreements, please also refer to Part I, Item 1A, “Risk Factors - Risks Related to Share Ownership and Stockholder Matters.”
Amended and Restated Global Hyatt Agreement
The trustees of the U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker, our executive chairman, have entered into the Amended and Restated Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. As of January 31, 2014, Pritzker family business interests own, directly or indirectly, 87,438,396 shares, or 56.1%, of our total outstanding common stock and control approximately 74.8% of our total voting power. Specifically, such parties have agreed that until the later to occur of (i) January 1, 2015 and (ii) the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote all of their voting securities consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.
In addition, such parties have agreed that until the later to occur of (i) January 1, 2015 and (ii) the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of any Pritzker family members and spouses), all Pritzker family members and spouses (including U.S. and non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of any Pritzker family members and spouses or affiliates of any thereof) in a “beneficiary group” (including trusts only to the extent of the then current benefit of members of such beneficiary group) may sell up to 25% of their aggregate holdings of our common stock, measured as of November 4, 2009, the date of effectiveness of the registration statement on Form S-1 (File No. 333-161068) relating to our initial public offering of our Class A common stock, in each 12-month period following the date of effectiveness of such registration statement (without carry-overs), and shall not sell more than such amount during any such period. Upon the unanimous affirmative vote of our independent directors (excluding for such purposes any Pritzker), such 25% limitation may, with respect to each such 12 month period, be increased to a higher percentage or waived entirely. Sales of our common stock, including Class A common stock and Class B common stock, between and among Pritzkers is permitted without regard to the sale restrictions described above and such sales are not counted against the 25% sale limitation.
All shares of our common stock owned by each beneficiary group (including trusts only to the extent of the then current benefit of members of such beneficiary group) are freely pledgeable to an institutional lender and such institutional lender will not be subject to the sale restrictions described above upon default and foreclosure.
The Amended and Restated Global Hyatt Agreement may be amended, modified, supplemented or restated by the written agreement of the successors to Mr. Thomas J. Pritzker, Mr. Marshall E. Eisenberg and Mr. Karl J. Breyer, solely in their capacity as co-trustees of the Pritzker family U.S. situs trusts, 75% of the adult beneficiaries named below and a majority of the other adult beneficiaries party to the agreement. Each of Thomas J. Pritzker, Nicholas J. Pritzker, Jennifer N. Pritzker, John A. Pritzker, Linda Pritzker, Karen L. Pritzker, Penny Pritzker, Daniel F. Pritzker, Anthony N. Pritzker, Gigi Pritzker Pucker and Jay Robert Pritzker, and their respective lineal descendants and current spouse, if relevant, make up a “beneficiary group.”
Disputes that relate to the subject matter of the Amended and Restated Global Hyatt Agreement are subject to arbitration pursuant to the terms of the agreement. The exclusive requirement to arbitrate under the Amended and Restated Global Hyatt Agreement shall not apply with respect to the manner in which Hyatt's operations are conducted to the extent the parties (in their capacities as stockholders) and non-Pritzker public stockholders are affected comparably; provided, however, that a party may participate in and benefit from any shareholder litigation initiated by a non-party to the agreement. A party to the agreement may not solicit others to initiate or be a named plaintiff in such litigation (i) unless two thirds of the independent directors (excluding for such purposes any Pritzker) of a board of directors having at least three independent directors (excluding for such purposes any Pritzker) do not vote in favor of the matter that is the subject of the litigation or (ii) in the case of affiliated transactions reviewed by our board of directors, unless at least one independent director (excluding for such purposes any Pritzker) did not approve the transaction.
Amended and Restated Foreign Global Hyatt Agreement
The trustees of the non-U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker, have entered into the Amended and Restated Foreign Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. As of January 31, 2014, Pritzker family business interests own, directly or indirectly, 87,438,396 shares, or 56.1%, of our total outstanding common stock and control approximately 74.8% of our total voting power. Specifically, such parties have agreed that until the later to occur of (i) January 1, 2015 and (ii) the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of any Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote (or cause to be voted) all of the voting securities held directly or indirectly by them consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.
In addition, such parties have agreed that until the later to occur of (i) January 1, 2015 and (ii) the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of any Pritzker family members and spouses), all Pritzker family members and spouses (including U.S. and non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of any Pritzker family members and spouses and/or affiliates of any thereof) in a “beneficiary group” (including trusts only to the extent of the then current benefit of members of such beneficiary group) may sell up to 25% of their aggregate holdings of our common stock, measured as of November 4, 2009, the date of effectiveness of the registration statement on Form S-1 (File No. 333-161068) relating to our initial public offering of our Class A common stock, in each 12-month period following the date of effectiveness of such registration statement (without carry-overs), and shall not sell more than such amount during any such period. Upon the unanimous affirmative vote of our independent directors (excluding for such purposes any Pritzker), such 25% limitation may, with respect to each such 12 month period, be increased to a higher percentage or waived entirely. Sales of our common stock, including Class A common stock and Class B common stock, between and among Pritzkers is permitted without regard to the sale restrictions described above and such sales are not counted against the 25% sale limitation.
All shares of our common stock owned directly or indirectly by each beneficiary group (including trusts only to the extent of the then current benefit of members of such beneficiary group) are freely pledgeable to an institutional lender and such institutional lender will not be subject to the sale restrictions described above upon default and foreclosure.
The Amended and Restated Foreign Global Hyatt Agreement may be amended, modified, supplemented or restated by the written agreement of 75% of the adult beneficiaries named below and a majority of the other adult beneficiaries party to the agreement. Each of Thomas J. Pritzker, Nicholas J. Pritzker, Jennifer N. Pritzker, John A. Pritzker, Linda Pritzker, Karen L. Pritzker, Penny Pritzker, Daniel F. Pritzker, Anthony N. Pritzker, Gigi Pritzker Pucker and Jay Robert Pritzker, and their respective lineal descendants and current spouse, if relevant, make up a “beneficiary group.”
Disputes that relate to the subject matter of the Amended and Restated Foreign Global Hyatt Agreement are subject to arbitration pursuant to the terms of the agreement. The exclusive requirement to arbitrate under the Amended and Restated Foreign Global Hyatt Agreement shall not apply with respect to the manner in which Hyatt's operations are conducted to the extent the parties (in their capacities as stockholders) and non-Pritzker public stockholders are affected comparably; provided, however, that a party may participate in and benefit from any shareholder litigation initiated by a non-party to the agreement. A party to the agreement may not solicit others to initiate or be a named plaintiff in such litigation (i) unless two thirds of the independent directors (excluding for such purposes any Pritzker) of a board of directors having at least three independent directors (excluding for such purposes any Pritzker) do not vote in favor of the matter that is the subject of the litigation or (ii)

in the case of affiliated transactions reviewed by our board of directors, unless at least one independent director (excluding for such purposes any Pritzker) did not approve the transaction.
2007 Stockholders' Agreement
In connection with the issuance and sale of 100,000 shares of our Series A Convertible Preferred Stock to GS Sunray Holdings, L.L.C. (“GSSH”) and GS Sunray Holdings Parallel, L.L.C. (“GSSHP” and collectively with GSSH, the “Goldman Sachs Funds”), affiliates of Goldman, Sachs & Co., and the execution of a Subscription Agreement in August 2007, we entered into the 2007 Stockholders' Agreement with Madrone GHC, LLC and affiliates (collectively, "Madrone"), the Goldman Sachs Funds and an additional investor that provides for certain rights and obligations of these stockholders, including the following:
Transfer Restrictions
Other than with respect to the 6,118,275 shares of common stock received by such stockholders in the May 2009 private placement transaction (which, upon the filing of our Amended and Restated Certificate of Incorporation on November 4, 2009, were reclassified into an equal number of shares of Class B common stock), these stockholders are restricted from transferring any shares of our common stock held by them, except to us, or with the prior written consent of our board of directors, their affiliates, in limited amounts over specified time periods as described below and as otherwise permitted pursuant to the terms of the agreement. Subject to the rights of first refusal and “drag along” rights described below and provided that such transfers are accomplished by way of a broad distribution sale, following the consummation of our initial public offering on November 10, 2009, each stockholder party to the 2007 Stockholders' Agreement may transfer up to one-third of its common stock acquired under the Subscription Agreement or upon conversion of Series A Convertible Preferred Stock to unaffiliated third parties during each 365-day period beginning on the three and one-half, four and one-half and five and one-half year anniversaries of November 10, 2009, the closing date of our initial public offering. In addition, subject to the rights of first refusal and “drag along” rights described below, each of such stockholders may transfer up to one-third of its common stock acquired under the Subscription Agreement or upon conversion of Series A Convertible Preferred Stock to unaffiliated third parties (1) at any time following the end of the first calendar year during which the “existing stockholders” (as described below) owned less than 25% of our common stock at any time during such year or (2) at any time following both (a) May 13, 2011, the second anniversary of the issuance of common stock to the relevant stockholders under the Subscription Agreement or the issuance of common stock upon conversion of the Series A Convertible Preferred Stock and (b) the first date on which the applicable market value exceeds 165% of the gross price per share at which the Class A common stock was first traded in connection with our initial public offering; provided that such transfers are accomplished by way of an underwritten public offering or in an otherwise broad distribution sale. The applicable market value of the common stock exceeded 165% on December 23, 2010 and, as a result, the shares held by each of such stockholders that would have been released on the five and one-half year anniversary of November 10, 2009 were “early released” under the terms of the transfer restrictions and became eligible to be sold after May 13, 2011 as described above. Beginning on May 11, 2013 and until May 10, 2014, 6,331,270 of the remaining shares subject to the transfer restrictions set forth in the 2007 Stockholders' Agreement are eligible to be sold. Between May 11, 2014 and May 10, 2015, 6,331,271 of the remaining shares subject to the transfer restrictions set forth in the 2007 Stockholders' Agreement will be eligible to be sold. The term “existing stockholders” is defined in the agreement to mean (i) members of the Pritzker family who are lineal descendants of Nicholas J. Pritzker, deceased, and their spouses, (ii) trusts for the benefit of such persons, and/or (iii) affiliates of any such persons listed in clauses (i) and (ii). Subject to the rights of first refusal and “drag along” rights described below, the transfer restrictions set forth in the 2007 Stockholders' Agreement expire at 11:59 p.m. (Central time) on May 11, 2015, which is the day after the date that is the five and one-half year anniversary of November 10, 2009 (the closing date of our initial public offering).
Notwithstanding the foregoing, and subject to the rights of first refusal and “drag along” rights described below, in the event that any “initial holder” (as described below) transfers all or any portion of the shares of common stock held by such initial holder as of August 28, 2007 (other than pursuant to certain permitted transfers), each stockholder party to the 2007 Stockholders' Agreement may transfer up to a pro rata portion of such stockholder's common stock; provided, however, that in any 365-day period or calendar year in which such stockholder is permitted to transfer shares of common stock pursuant to the terms described in the preceding paragraph, such stockholder's right to transfer a pro rata portion of its common stock shall apply only to the extent that the aggregate number of shares of common stock held by initial holders as of August 28, 2007 held at the commencement of such 365-day period or calendar year by initial holders and transferred by initial holders in such 365-day period or calendar year, as a percentage of the aggregate number of shares of common stock held by the initial holders as of August 28, 2007 at the commencement of such 365-day period or calendar year, exceeds the maximum percentage of such stockholder's shares of common stock that such stockholder is permitted to sell in such 365-day period or calendar year (as described in the preceding paragraph), with the result that only such excess number of shares of common stock held by the initial holders as of August 28, 2007 and transferred by the initial holders will be taken into account in determining such stockholder's pro rata portion eligible for transfer. The rights described in this paragraph expire at 11:59 p.m. (Central time) on May 11, 2015, which is the day after the date that is the five and one-half year anniversary of November 10, 2009 (the closing date of our initial public offering). The term “initial holder” is defined in the agreement to mean (i) any of Mr. Thomas J. Pritzker, Ms. Penny Pritzker and/or Ms. Gigi Pritzker Pucker or (ii) trusts for the benefit of these individuals and/or for the benefit of their respective spouses and/or lineal descendants.
In addition, no stockholder party to the 2007 Stockholders' Agreement may transfer (1) the legal or beneficial ownership of any common stock held by such stockholder unless such acquiring person's ownership of common stock is not reasonably likely to jeopardize any licensing from a governmental authority, as determined by our board of directors in its reasonable discretion, (2) any common stock to an aggregator (meaning a person who is required to file a Schedule 13D under the Exchange Act disclosing an interest other than for investment), (3) any common stock to a competitor of ours engaged in one or more of the hospitality, lodging and/or gaming industries or (4) any common stock that would cause a stockholder to violate any provision of the agreement. Such restrictions are qualified by the “actual knowledge” of the transferring stockholder in the case of transfers pursuant to an underwritten public offering or a broad distribution sale.
Right of First Refusal
In the event that the number of shares of common stock proposed to be transferred by a stockholder party to the 2007 Stockholders' Agreement and its affiliates together with any shares of common stock then proposed to be transferred by the other stockholders party to the 2007 Stockholders' Agreement and their affiliates exceeds 2% of the then outstanding shares of common stock, then prior to consummating the sale of common stock to a third-party purchaser, such stockholder or stockholders shall offer to transfer the common stock to us at the applicable market value (as defined in the 2007 Stockholders' Agreement). If we do not accept the offer within a specified period of time, such stockholder or stockholders may transfer the shares of common stock to the third-party purchaser as long as such transfer occurs within the time periods specified in the 2007 Stockholders' Agreement and on terms and conditions no more favorable in the aggregate than those offered to us.
“Drag-Along” Right
In connection with a “change of control” (as defined in the 2007 Stockholders' Agreement) transaction, we have the right to require each stockholder party to the 2007 Stockholders' Agreement to participate in such change of control transaction on the same terms, conditions and price per share of common stock as those applicable to the other holders of our common stock. In addition, upon our request, the stockholders party to the 2007 Stockholders' Agreement have agreed to vote in favor of such change of control transaction or similar transaction, and we have the right to require each stockholder party to the 2007 Stockholders' Agreement to vote for, consent to and raise no objection to any such transaction.
“Tag-Along” Right
Subject to the fiduciary duties of our board of directors, we have agreed that we will not agree to consummate a change of control transaction with respect to which the stockholders party to the 2007 Stockholders' Agreement are not given the right to participate on the same terms, conditions and price per share of common stock as those applicable to the other holders of our common stock.
Preemptive Rights
Each stockholder party to the 2007 Stockholders' Agreement has the right to purchase such stockholder's pro rata share of any new shares of common stock, or any other equity securities, that we may propose to sell and issue on comparable terms by making an election within the time periods specified in the 2007 Stockholders' Agreement, subject to certain excluded securities issuances described in the 2007 Stockholders' Agreement, including shares issued pursuant to equity compensation plans adopted by our board of directors and the issuance of shares of our common stock in a public offering. If not all stockholders elect to purchase their full preemptive allocation of new securities, then we will notify the fully-participating stockholders and offer them the right to purchase the unsubscribed new securities.
Voting Agreement
Until the later of (1) December 31, 2013 and (2) the date that Mr. Thomas J. Pritzker is no longer our chairman, each stockholder party to the 2007 Stockholders' Agreement has agreed to vote all of their shares of common stock consistent with the recommendations of a majority of our board of directors with respect to all matters. As of January 31, 2014, the stockholders party to the 2007 Stockholders' Agreement own in the aggregate 25,112,086 shares of Class B common stock, or approximately 16.1% of the outstanding shares of our common stock and approximately 21.5% of the total voting power of our outstanding common stock.

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
Standstill
Under the 2007 Stockholders' Agreement, each stockholder party to the 2007 Stockholders' Agreement agreed that, subject to certain limited exceptions, so long as such stockholder owns shares of common stock, neither such stockholder nor any of its related persons will in any manner, directly or indirectly:

•
effect or seek, offer or propose (whether publicly or otherwise) to effect, or announce any intention to effect or cause or participate in or in any way assist, facilitate or encourage any other person to effect or seek, offer or propose (whether publicly or otherwise) to effect or participate in, (a) any acquisition of any of our or our subsidiaries' securities (or beneficial ownership thereof) (except through the proper exercise of preemptive rights granted under the 2007 Stockholders' Agreement), or rights or options to acquire any of our or our subsidiaries' securities (or beneficial ownership thereof), or any of our or our subsidiaries' or affiliates' assets, indebtedness or businesses, (b) any tender or exchange offer, merger or other business combination involving us or any of our subsidiaries or affiliates or any assets constituting a significant portion of our consolidated assets, (c) any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction with respect to us or any of our subsidiaries or affiliates, or (d) any “solicitation” of “proxies” (as such terms are used in the proxy rules under the Exchange Act) or written consents with respect to any of our or our affiliates' voting securities. For this purpose, the term “affiliates” means our affiliates primarily engaged in the hospitality, lodging and/or gaming industries;

•	form, join or in any way participate in a “group” (within the meaning of Section 13(d) of the Exchange Act) with respect to us where such group seeks to acquire any of our equity securities;

•	otherwise act, alone or in concert with others, to seek representation on or to control or influence our or our subsidiaries' management, board of directors or policies;

•	take any action which would or would reasonably be expected to force us to make a public announcement regarding any of the types of matters set forth in the first bullet point above;

•
own more than 12% of the issued and outstanding common stock, unless such ownership arises as a result of any action not taken by or on behalf of such stockholder or a related person of such stockholder; or

•	request that we or any of our representatives, directly or indirectly, amend or waive any of the foregoing provisions.
Each stockholder party to the 2007 Stockholders' Agreement has also agreed that, if at any time during the period such stockholder is subject to the foregoing provisions, such stockholder is approached by any third party concerning its participation in any transaction or proposed transaction involving the acquisition of all or any portion of the assets, indebtedness or securities of, or any business of, ours or any of our subsidiaries, such stockholder will promptly inform us of the nature of such transaction and the parties involved.
Termination
The 2007 Stockholders' Agreement terminates (1) with respect to any individual stockholder, on the first date when such stockholder no longer holds any shares of common stock and (2) in its entirety, upon the first to occur of all of our equity securities being owned by a single person or the agreement in writing by us and each stockholder party to the 2007 Stockholders' Agreement.
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
Macroeconomic and other factors beyond our control as well as the business, financial, operating and other risks of the hospitality industry can adversely affect demand for hospitality products and services. This includes demand for rooms at properties that we manage, franchise, own and develop and sales of vacation ownership properties. These factors include:

•	changes and volatility in general economic conditions, including the severity and duration of any downturn in the U.S., Europe or global economy and financial markets;

•	war, civil unrest, terrorist activities or threats and heightened travel security measures instituted in response to these events;

•	outbreaks of pandemic or contagious diseases;

•	climate change and resource scarcity, such as water and energy scarcity;

•	natural or man-made disasters, such as earthquakes, tsunamis, tornados, hurricanes, floods, oil spills and nuclear incidents;

•	changes in the desirability of particular locations or travel patterns of customers;

•	decreased corporate budgets and spending and cancellations, deferrals or renegotiations of group business;

•	low consumer confidence, high levels of unemployment and depressed housing prices;

•	the financial condition of the airline, automotive and other transportation-related industries and its impact on travel;

•	decreased airline capacities and routes;

•	travel-related accidents;

•	oil prices and travel costs;

•	statements, actions or interventions by governmental officials related to travel and corporate travel-related activities, and the resulting negative public perception of such travel and activities;

•	domestic and international political and geo-political conditions;

•	changes in taxes and governmental regulations that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;

•	the costs and administrative burdens associated with compliance with applicable laws and regulations;

•	changes in operating costs, including, but not limited to, energy, food, workers' compensation, benefits, insurance and unanticipated costs resulting from force majeure events;

•	significant increases in cost for healthcare coverage for employees and potential government regulation with respect to health coverage;

•	the lack of availability, or increase in the cost, of capital for us or our existing and potential owners;

•	cyclical over-building in the hotel, all inclusive and vacation ownership industries; and

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
Consumer demand for our products and services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence and high unemployment or adverse political conditions can lower the revenues and profitability of our owned properties and the amount of management and franchising fee revenues we are able to generate from our managed and franchised properties. In addition, expenses associated with managing, franchising or owning hotels and residential and vacation ownership properties are relatively fixed. These costs include personnel costs, interest, rent, property taxes, insurance and utilities, all of which may increase at a greater rate than our revenues and/or may not be able to be reduced at the same rate as declining revenues. Where cost-cutting efforts are insufficient to offset declines in revenues, we could experience a material decline in margins and reduced or negative cash flows. If we are unable to decrease these costs significantly or rapidly when demand for our hotels and other properties decreases, the decline in our revenues could have a particularly adverse impact on our net cash flows and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth, such as the recent economic recession. Economic downturns generally affect the results derived from owned properties more significantly than those derived from managed and franchised properties given the greater exposure that the owners have to the properties' performance. Our vacation ownership business is also linked to cycles in the general economy and consumer discretionary spending. As a result, changes in consumer demand and general business cycles can subject and have subjected our revenues to significant volatility.
Uncertainty regarding the future rate and pace of economic growth in different regions of the world makes it difficult to predict future profitability levels. Additionally, if economic weakness were to affect any particular regions of the world, it could have an adverse impact on our revenues and negatively affect our profitability.
Because we derive a portion of our revenues from operations outside the United States, the risks of doing business internationally could lower our revenues, increase our costs, reduce our profits or disrupt our business.
We currently manage, franchise or own hotels and resorts in 48 countries around the world. Our operations outside the United States represented approximately 22% of our revenues for the year ended December 31, 2013. We expect that revenues from our international operations will continue to account for an increasing portion of our total revenues.
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
Competition for Guests
We compete for guests at our hotels and our all inclusive properties based primarily on brand name recognition and reputation, location, customer satisfaction, room rates, quality of service, amenities, quality of accommodations, security and the ability to earn and redeem loyalty program points. In addition to competing with other hotel and resort properties, our vacation ownership properties compete with global, national and independent vacation ownership club operators as well as with owners reselling their interests in these properties.
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
Adverse incidents at or adverse publicity concerning our hotels or our corporate responsibilities could harm our brands and reputation as well as reduce our revenues and lower our profits.
Our brands and our reputation are among our most important assets. Our ability to attract and retain guests depends, in part, upon the external perceptions of Hyatt, the quality of our hotels and services and our corporate and management integrity. An incident involving the potential safety or security of our associates or our guests, or adverse publicity regarding safety or security at our competitors' properties or in respect of our third party vendors or owners and the industry, and any media coverage resulting therefrom, may harm our brands and reputation, cause a loss of consumer confidence in Hyatt and the industry, and negatively impact our results of operations. Additionally, our reputation could be harmed if we fail to act responsibly or are perceived as not acting responsibly or fail to or are perceived to not comply with regulatory requirements in a number of areas such as safety and security, data security, sustainability, responsible tourism, environmental management, human rights and support for local communities. The considerable expansion in the use of social media over recent years has compounded the potential scope of the negative publicity that could be generated by such incidents. Adverse incidents have occurred in the past and may occur in the future.
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
Generally, termination rights under performance tests are based upon the property's individual performance, its performance when compared to a specified set of competitive hotels branded by other hotel operators, or both. Some agreements require a failure of one test, and other agreements require a failure of more than one test, before termination rights are triggered. These termination rights are usually triggered if we do not meet the performance tests over multiple years. Generally, we have the option to cure performance failures by making an agreed upon cure payment. However, our cure rights may be limited in some cases and the failure to meet the performance tests may result in the termination of our management agreement. In the past we have (1) failed performance tests, received notices of termination and elected to make cure payments and (2) failed performance tests and negotiated an alternative resolution. When any termination notice is received, we evaluate all relevant facts and circumstances at the time in deciding whether to cure. See Part IV, Item 15, “Exhibits and Financial Statement Schedules - Note 16 to the Consolidated Financial Statements” for more information related to performance test payments. In addition, some of our management agreements give third-party property owners the right to terminate upon payment of a termination fee to us after a certain period of time or upon sale of the property or another stated event. Our franchise agreements typically require franchisees to pay a fee to us before terminating. In addition, if an owner files for bankruptcy, our management and franchise agreements may be terminable under applicable law. If a management or franchise agreement terminates, we could lose the revenues we derive from that agreement or incur costs related to ending our relationship with the third party and exiting the property.

Certain of our contractual arrangements with third party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels.
The terms of certain guarantees to hotel owners may require us to fund shortfalls if the hotels do not attain specified levels of operating profit. This guaranteed funding to hotel owners may not be recoverable to us and could lower our profits and reduce our cash flows. In January 2013, we entered into management agreements for four hotels in France and a related performance guarantee for the first seven years of the management agreements. We began managing the hotel properties in the second quarter of 2013. In connection with the inception of the performance guarantee, we recognized a liability for the fair value of our guarantee obligation within other long term liabilities on our consolidated balance sheets, with an offsetting intangible asset. The guarantee liability is estimated to be approximately €86 million, or $118 million, as of December 31, 2013. The performance guarantee does not have an annual cap and the maximum total commitment under the performance guarantee is €377 million, or $519 million, as of December 31, 2013. Our current expectation is that any payment under the performance guarantee in 2014 will not be significant to our liquidity. To the extent we have to fund this performance guarantee, or other performance guarantees we have entered into, it may adversely affect our financial performance and results of operations may be adversely affected.
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
We hold significant amounts of goodwill, intangible assets, long-lived assets and equity method investments. On a regular basis, we evaluate our assets for impairment based on various triggers, including actual operating losses and trends of expected demand and profitability, as described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.” During times of economic distress, declining demand and declining earnings often result in declining asset values. As a result, we have incurred and we may in the future incur impairment charges, which could be material and negatively affect our results of operations and earnings.
We have a limited ability to manage third-party risks associated with our hospitality venture investments, which could reduce our revenues, increase our costs, lower our profits and increase our liabilities.
We participate in numerous hospitality ventures with third parties. In the future, we may also buy and develop properties in hospitality ventures with the sellers of the properties, affiliates of the sellers, developers or other third parties. Our hospitality venture partners may have shared or majority control over the operations of our hospitality ventures. As a result, our investments in hospitality ventures involve risks that are different from the risks involved in investing in real estate independently. These risks include the possibility that our hospitality ventures or our partners:

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
For these and other reasons, it could be more difficult for us to sell our interest in any hospitality venture or to pursue the venture's activities, which could reduce our ability to address any problems we may have with those properties or respond to market conditions in the future and could lead to impairments of such ventures. As a result, our investments in hospitality ventures could lead to impasses with our partners or situations that could harm the hospitality venture, which could reduce our revenues, increase our costs and lower our profits.
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
Preparing our financial statements requires us to have access to information regarding the results of operations, financial position and cash flows of our hospitality ventures. Any deficiencies in our hospitality ventures' internal controls over financial reporting may affect our ability to report our financial results accurately or prevent fraud. Such deficiencies could also result in restatements of, or other adjustments to, our previously reported or announced operating results, which could diminish investor confidence and reduce the market price for our shares. Additionally, if our hospitality ventures are unable to provide this information for any meaningful period or fail to meet expected deadlines, we may be unable to satisfy our financial reporting obligations or timely file our periodic reports.

Cash distributions from our hospitality ventures could be limited by factors outside our control that could reduce our return on investment and our ability to generate liquidity from these hospitality ventures.
Although our hospitality ventures may generate positive cash flow, in some cases these hospitality ventures may be unable to distribute that cash to the hospitality venture partners. Additionally, in some cases our hospitality venture partners control distributions, and may choose to leave capital in the hospitality venture rather than distribute it. Because our ability to generate liquidity from our hospitality ventures depends on the hospitality ventures' ability to distribute capital to us, tax considerations or decisions of our hospitality venture partners could reduce our return on these investments. We include our pro rata share of Adjusted EBITDA attributable to our unconsolidated hospitality ventures in our owned and leased hotels segment Adjusted EBITDA and our consolidated Adjusted EBITDA regardless of whether the cash flow of those ventures is, or can be, distributed to us.
We may seek to expand through acquisitions of and investments in other businesses and properties, or through alliances, and we may also seek to divest some of our properties and other assets; these acquisition and disposition activities may be unsuccessful or divert our management's attention.
We intend to consider strategic and complementary acquisitions of and investments in other businesses, properties, brands or other assets. For example, in 2013 we purchased the hotel formerly known as The Peabody Orlando for approximately $716 million. We may pursue opportunities in alliance with existing or prospective owners of managed or franchised properties. In many cases, we will be competing for these opportunities with third parties that may have substantially greater financial resources than we do. Acquisitions or investments in businesses, properties, brands or assets, as well as these alliances, are subject to risks that could affect our business, including risks related to:

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
Any such acquisitions, investments, dispositions or alliances could also demand significant attention from our management that would otherwise be available for our regular business operations, which could harm our business.
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
Additionally, developing new properties typically involves lengthy development periods during which significant amounts of capital must be funded before the properties can begin to operate. If the cost of funding new development exceeds budgeted amounts, and/or the time period for development is longer than initially anticipated, our profits could be reduced. Further, due to the lengthy development cycle, adverse economic conditions may alter or impede our development plans, thereby resulting in incremental costs to us or potential impairment charges. Moreover, during the early stages of operations, charges related to interest expense and depreciation may substantially detract from, or even outweigh, the profitability of certain new property investments.
Similarly, the cost of funding renovations and capital improvements may exceed budgeted amounts. Additionally, the timing of renovations and capital improvements can affect, and historically has affected, property performance, including occupancy and average daily rate, particularly if we need to close a significant number of rooms or other facilities, such as ballrooms, meeting spaces or restaurants. Moreover, the investments that we make may fail to improve the performance of the properties in the manner that we expect.

Some of our existing development pipeline may not be developed into new hotels, which could materially adversely affect our growth prospects.
As of December 31, 2013, our executed contract base consisted of approximately 240 hotels or approximately 54,000 rooms. The commitments of owners and developers with whom we have agreements are subject to numerous conditions, and the eventual development and construction of our pipeline not currently under construction is subject to numerous risks, including, in certain cases, obtaining governmental and regulatory approvals and adequate financing. As a result, we cannot assure you that our entire development pipeline will be completed and develop into new hotels.
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
At times, we make loans for hotel development expenditures when we enter into management or franchise agreements with third parties, including hospitality ventures. In certain circumstances we may also provide senior secured financing or subordinated forms of financing (also referred to as mezzanine financing) to third-party owners. For example, during 2012, we entered into a loan agreement to provide a $50 million mezzanine loan for the construction of a hotel that we manage. We could suffer losses if third-party property owners or franchisees default on loans that we provide. Additionally, from time to time we will provide third-party lenders financial guarantees related to the timely repayment of all or a portion of the associated debt of certain of our unconsolidated hospitality ventures. The guarantees may be for the full amount of the debt or may be limited to our share of the debt. In cases where the guarantee covers the full amount of the debt, we typically obtain reimbursement agreements from our partner(s) with the intent to limit our exposure to our share of the debt. See Part IV, Item 15, “Exhibits and Financial Statement Schedules - Note 7 to the Consolidated Financial Statements” for more information related to our loans and other financing arrangements.

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

•
restrictive covenants, including covenants related to certain financial ratios. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for further information related to restrictions under our financial covenants, and

•
the risk that any increase in the interest rate applicable to any borrowings under our revolving credit facility could reduce our cash flows available for other corporate purposes, including investments in our portfolio, could limit our ability to refinance existing debt when it matures or could increase interest costs on any debt that is refinanced.

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
The interest rate on borrowings and the facility fee under our revolving credit facility are determined by a pricing grid, which is dependent in part on our credit ratings by Standard & Poor's Financial Services, LLC, a subsidiary of McGraw Hill Financial, Inc. ("S&P"), and Moody's Investors Service, Inc. ("Moody's"). Lower ratings result in a higher cost of funds. Therefore, subject to any adjustments to the interest rate based on our leverage ratio, if these independent rating agencies were to downgrade our credit ratings or if we no longer have a credit rating from either agency, the cost of our borrowing and the amount of the facility fee under our revolving credit facility will increase as specified in the pricing grid. Additionally, any future downgrade of our credit ratings by the rating agencies could reduce or limit our access to capital and increase our cost of capital.
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
In addition, we co-founded Hotel JV Services, LLC, which does business as RoomKey.com, a third party website offering a metasearch engine for hotel rooms that allows customers to book rooms directly with a wide variety of suppliers. We cannot assure you that this venture will either positively impact our business or effectively compete with third party internet travel intermediaries.
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
In addition, we are continually developing and launching new initiatives, including new brands or marketing programs, which can be a time-consuming and expensive process. For example, in 2007 we launched our Andaz brand, in 2012 we completed the renaming of our Hyatt Summerfield Suites extended stay brand to Hyatt House and in 2013 we unveiled our all inclusive brands: Hyatt Ziva and Hyatt Zilara. We have invested capital and resources in owned real estate, property development, brand development and brand promotion. If such initiatives are not well received by our associates, guests and owners, they may not have the intended effect. We may not be able to recover the costs incurred in developing Andaz, launching Hyatt House or other initiatives or to realize their intended or projected benefits, which could lower our profits.
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

We and our third-party property owners and franchisees may also become subject to additional collective bargaining agreements in the future. Potential changes in the federal regulatory scheme could make it easier for unions to organize groups of our associates. If such changes take effect, more of our associates or other field personnel could be subject to increased organizational efforts, which could potentially lead to disruptions or require more of our management's time to address unionization issues. These or similar agreements, legislation or changes in regulations could disrupt our operations, hinder our ability to cross-train and cross-promote our associates due to prescribed work rules and job classifications, reduce our profitability, or interfere with the ability of our management to focus on executing our business strategies.
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
Our business, properties and associates are subject to a variety of laws and regulations. Generally, these laws and regulations address our sales and marketing and advertising efforts, our handling of privacy issues and customer data, our anti-corruption efforts, our ability to obtain licenses for business operations such as sales of food and liquor, and matters relating to immigration, the environment, health and safety, health care, gaming, competition and trade, among other things.
Our franchising and vacation ownership businesses and our operations outside the United States are also subject to laws and regulations affecting those businesses.
Franchising
Our franchising business is subject to various state laws, as well as to regulations enacted by the Federal Trade Commission ("FTC"). A number of states require franchisors to register with the state or to make extensive disclosures to potential franchisees in connection with offers and sales in those states. The FTC also regulates the manner and substance of our disclosures to prospective franchisees. In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of those agreements.
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
International Operations
Our business operations in countries outside the United States are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act ("FCPA") as well as trade sanctions administered by the Office of Foreign Assets Control ("OFAC") and the Commerce Department. The FCPA is intended to prohibit bribery of foreign officials or parties and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies' transactions. OFAC and the Commerce Department administer and enforce economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. Some of our business operations are also subject to the laws and regulations of non-U.S. jurisdictions, including the U.K. Bribery Act and anti-corruption legislation in the countries in which we conduct operations.

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

President Obama signed the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHR Act”) on August 10, 2012, expanding sanctions against Iran and Syria. In addition, the ITRSHR Act instituted disclosure requirements in annual and quarterly reports for public companies engaged in, or affiliated with an entity engaged in, specified activities under the ITRSHR Act. A company subject to Section 219 of the ITRSHR Act must make detailed disclosures about certain activities knowingly conducted by it or any of its affiliates. In 2013, Hyatt engaged in certain activities that are subject to disclosure pursuant to Section 219 of the ITRSHR Act and Section 13(r) of the Exchange Act and which are disclosed in Exhibit 99.3 and Exhibit 99.4 to this annual report. Hyatt is required to separately file, concurrently with any ITRSHR Act disclosure, a notice that such activities have been disclosed in its quarterly or annual report filings, which notice must also contain the information required by Section 13(r) of the Exchange Act. The SEC is required to post this notice of disclosure on its website and send the report to the President and certain Congressional committees. The President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed on the Company. Disclosure of such activities, even if they are not subject to sanctions under applicable law, and any sanction actually imposed on us or our affiliates as a result of these activities, could harm our reputation and brands and have a negative impact on our results of operations.
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
We, our owners and our franchisees carry insurance from solvent insurance carriers that we believe is adequate for foreseeable losses and with terms and conditions that are reasonable and customary. Nevertheless, market forces beyond our control could limit the scope of the insurance coverage that we, our owners or our franchisees can obtain or restrict our ability, our owners' ability or our franchisees' ability to buy insurance coverage at reasonable rates. In the event of a substantial loss, the insurance coverage that we carry, our owners carry or our franchisees carry may not be sufficient to pay the full value of our financial obligations, our liabilities or the replacement cost of any lost investment or property loss. In addition, there are other risks that may fall outside of the general coverage limits of our policies, may be uninsurable, or with respect to which the cost of insurance is too expensive to justify. In some cases, these factors could result in certain losses being completely uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenues, profits, management fees or incentive income from the property, we could remain obligated for performance guarantees in favor of third-party property owners or for their debt or other financial obligations, suffer an uninsured or underinsured property loss and we may not have sufficient insurance to cover awards of damages resulting from our liabilities. If the insurance that we carry, our owners carry or our franchisees carry does not sufficiently cover damages or other losses or liabilities, our profits could be adversely affected.
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
Third-party claims that we infringe their intellectual property rights could subject us to damages and other costs and expenses.
Third parties may make claims against us for infringing their intellectual property rights. Any such claims, even those without merit, could:

•	be expensive and time consuming to defend;

•	force us to stop providing products or services that use the intellectual property that is being challenged;

•	force us to redesign or rebrand our products or services;

•	divert our management's attention and resources;

•	force us to enter into royalty or licensing agreements to obtain the right to use a third party's intellectual property; or

•	force us to pay significant damages.

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
We are required to collect and retain large volumes of internal and customer data, including credit card numbers and other personally identifiable information and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. We store and process such internal and customer data both at onsite facilities and at third-party owned facilities including for example, in a third-party hosted cloud environment. The integrity and protection of our customer, employee and company data is critical to our business. Our customers expect that we will adequately protect their personal information, and the regulations applicable to security and privacy are increasingly demanding, both in the United States and in other jurisdictions where we operate. We continue to develop and enhance controls to protect against, and we maintain an ongoing process which we continuously re-evaluate to identify and mitigate, the theft, loss, fraudulent or unlawful use of customer, employee or company data. We also have what we believe to be adequate and collectible insurance in the event of the theft, loss, fraudulent or unlawful use of customer, employee or company data. Notwithstanding our ongoing efforts, cyber attacks are an increasing challenge, and penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of customer, employee or company data which could harm our reputation or result in remedial and other costs, fines or lawsuits and which could be in excess of any available insurance that we have procured.
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
All of our cash that is not required to fund our daily operating activities is invested in interest bearing investments with a greater focus placed on capital preservation than on investment return. The majority of our cash balances are held on deposit with high quality financial institutions that hold long-term ratings of at least BBB or Baa from S&P or Moody's, respectively, and in AAA-rated money market funds. As such, we are exposed to counterparty risk on our cash and cash equivalent balances at December 31, 2013. We also have established an investment account for purposes of investing a portion of our cash resources. Although we have not recognized any significant losses to date on these investments, any significant declines in their market values could materially adversely affect our financial condition and operating results. Credit ratings and pricing of these investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk or other factors. As a result, the value and liquidity of our investments could decline and result in a significant impairment, which could materially adversely affect our financial condition and operating results.

Risks Related to Share Ownership and Other Stockholder Matters

As a public company, we incur significant costs which may adversely affect our operating results and financial condition.
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We invest in resources to comply with evolving laws and regulations, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers.

Our stock price is likely to be volatile, and you may not be able to resell shares of your Class A common stock at or above the price you paid.
The stock market in general, and hospitality companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the underlying businesses. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A common stock in spite of our operating performance. These broad market and industry factors may seriously harm the market price of our Class A common stock, regardless of our actual operating performance.
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
Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company's securities. This litigation, if instituted against us, could result in substantial costs, reduce our profits, divert our management's attention and resources and harm our business.
Reports published by securities or industry analysts, including projections in those reports that exceed our actual results, could adversely affect our stock price and trading volume.
Securities research analysts have established and publish their own quarterly projections for our business. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match securities research analysts' projections. Similarly, if one or more of the analysts who writes reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, our stock price or trading volume could decline.
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

•
Lock-up agreements entered into with stockholders party to our 2007 Stockholders' Agreement limit the ability of these stockholders to sell their shares to any person who would be required to file a Schedule 13D with the SEC disclosing an intent to acquire the shares other than for investment purposes and, in certain instances, to competitors of ours in the hospitality, lodging or gaming industries.

•
Stockholders party to our 2007 Stockholders' Agreement have agreed, subject to certain limited exceptions, to “standstill” provisions that prevent the stockholders from acquiring additional shares of our common stock, making or participating in acquisition proposals for us or soliciting proxies in connection with meetings of our stockholders, unless the stockholders are invited to do so by our board of directors.

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

•
Advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors and propose matters to be brought before an annual meeting of our stockholders may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or otherwise attempting to obtain control of our company.

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
Our Class B common stock is entitled to ten votes per share and our Class A common stock is entitled to one vote per share. As of January 31, 2014, Pritzker family business interests beneficially own, in the aggregate, 87,415,377 shares, or approximately 77.7%, of our Class B common stock, representing approximately 56.1% of the outstanding shares of our common stock and approximately 74.8% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests will be able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and any other significant transaction. While the voting agreements are in effect, they may provide our board of directors with the effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. This concentrated control will limit your ability to influence corporate matters, and the interests of Pritzker family business interests may not coincide with our interests or your interests. As a result, we may take actions that you do not believe to be in our interests or your interests and that could depress our stock price. See also “ -Voting agreements entered into with or among our major stockholders, including Pritzker family business interests, will result in a substantial number of our shares being voted consistent with the recommendation of our board of directors, and may limit your ability to influence the election of directors and other matters submitted to stockholders for approval.”

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
In the past, disputes have arisen between and among certain Pritzker family members, and between and among beneficiaries of the Pritzker family trusts and the trustees of such trusts, with respect to, among other things, the ownership, operation, governance, and management of certain Pritzker family business interests. In connection with certain of these disputes, claims were alleged, and in certain cases, proceedings were initiated, against certain Pritzker family members, including Thomas J. Pritzker, our executive chairman, and other Pritzker family members, some of whom have been or are our directors, and against the trustees, including Thomas J. Pritzker in his former capacity as a co-trustee of the Pritzker family U.S. situs trusts. Such past allegations related to, among others, trust management and administration, and violations of certain trustee duties, including fiduciary duties. Some of these disputes led to significant negative publicity for the Pritzker family. These disputes have been resolved with no admissions or finding of any misconduct.

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
Pritzker family business interests, which beneficially own as of January 31, 2014, directly or indirectly, 87,438,396 shares, or 56.1% of our total outstanding common stock and control approximately 74.8% of our total voting power, have entered into a voting agreement with respect to all shares of common stock beneficially owned by Pritzker family business interests. During the term of the voting agreement, which expires on the later to occur of January 1, 2015, and the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by non-Pritzker family business interests, Pritzker family business interests have agreed to vote their shares of our common stock consistent with the recommendation of our board of directors with respect to all matters (assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker)) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). In addition, as of January 31, 2014, other existing stockholders, including entities affiliated with Goldman, Sachs & Co. and Madrone GHC, beneficially own, in the aggregate, approximately 22.3% of our outstanding Class B common stock, representing approximately 16.1% of the outstanding shares of our common stock and approximately 21.5% of the total voting power of our outstanding common stock. These entities have entered into a voting agreement with us, with respect to the shares of Class B common stock that they beneficially own, and have agreed to vote their shares of Class B common stock consistent with the recommendation of our board of directors, without any separate requirement that our independent directors agree with the recommendation. These voting agreements expire on the later to occur of December 31, 2013 and the date that Thomas J. Pritzker is no longer chairman of our board of directors. See Part I, Item 1, “Business - Stockholder Agreements.”
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
Future sales in the public market of Class A common stock issuable upon conversion of Class B common stock, or the perception in the market that the holders of a large number of shares of Class B common stock intend to sell shares, could reduce the market price of our Class A common stock. As of January 31, 2014, we had 43,387,819 shares of Class A common stock outstanding and 112,527,463 shares of Class B common stock outstanding.
Of the outstanding shares, 43,362,738 shares of Class A common stock are freely tradable in the public market without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”) unless these shares are held by any of our “affiliates,” as that term is defined in Rule 144 under the Securities Act ("Rule 144"). The remaining 25,081 outstanding shares of Class A common stock and 112,527,463 outstanding shares of Class B common stock are deemed “restricted securities,” as that term is defined in Rule 144. Restricted securities may be sold in the public market only if they are registered under the Securities Act or they qualify for an exemption from registration under Rule 144 or Rule 701 under the Securities Act ("Rule 701").
Substantially all of these restricted securities, together with 23,019 shares of Class A common stock previously registered, are subject to contractual lock-up and certain other restrictions contained in the Amended and Restated Global Hyatt Agreement, the Amended and Restated Foreign Global Hyatt Agreement, or the 2007 Stockholders' Agreement as described in Part I, Item 1, “Business - Stockholder Agreements.” These contractual restrictions may be amended, waived or terminated by the parties to those agreements in accordance with the terms of such agreements without our consent and without notice; with respect to the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement, the 25% limitation on sales of our common stock may, with respect to each 12 month period, be increased to a higher percentage or waived entirely by the unanimous affirmative vote of our independent directors (excluding for such purposes any Pritzker). All shares of Class A common stock, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, will be eligible for resale in compliance with Rule 144 or Rule 701 to the extent the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement, the Amended and Restated Foreign Global Hyatt Agreement, or the 2007 Stockholders' Agreement, as applicable, are waived or terminated with respect to such shares.

Assuming the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement, the Amended and Restated Foreign Global Hyatt Agreement, and the 2007 Stockholders' Agreement are not amended, waived or terminated and that there are no transfers of shares amongst Pritzker family stockholders, and further assuming the parties to these agreements sell the maximum amount permitted to be sold during the first time period that such shares are eligible to be sold as set forth below, and subject to any applicable restrictions contained in such agreements (such as rights of first refusal and requirements that any such sales be made by way of an underwritten public offering or in an otherwise broad distribution sale) and the provisions of Rule 144 and/or Rule 701 under the Securities Act, these restricted securities will be available for sale in the public market as follows:

Time Period	Number of Shares*
During the 6 month period from November 5, 2013 through May 10, 2014	45,676,038 (1)
During the 6-month period from May 11, 2014 through November 4, 2014	6,331,271 (2)
During the 12 month period from November 5, 2014 through November 4, 2015	21,622,682 (3)
During the 12 month period from November 5, 2015 through November 4, 2016	15,481,670 (3)
During the 12 month period from November 5, 2016 through November 4, 2017	7,785,043 (3)
During the 12 month period from November 5, 2017 through November 4, 2018	6,419,886 (3)
During the 12 month period from November 5, 2018 through November 4, 2019	6,271,290 (3)
During the 12 month period from November 5, 2019 through November 4, 2020	2,987,683 (3)

*    The foregoing numbers are based on information as of January 31, 2014 and assume that the maximum number of shares permitted to be sold during each period set forth above are, in fact, sold during each such period, and, further, (i) that the maximum number of shares permitted to be sold during the period from November 5, 2013 through November 4, 2014 by Pritzker family stockholders under the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement are, in fact, sold between November 5, 2013 and May 10, 2014, and (ii) that the maximum number of shares permitted to be sold during the period from May 11, 2014 through May 10, 2015 by the parties to the 2007 Stockholders' Agreement are, in fact, sold between May 11, 2014 and November 4, 2014. To the extent any shares are not sold during the first time period that such shares are eligible to be sold as described above, the number of shares that may be sold in subsequent time periods may change.

(1) Includes (a) 6,143,356 shares that are eligible to be sold at any time, (b) 6,331,270 shares that were “early released” on May 13, 2011 under the 2007 Stockholders' Agreement, provided that such shares are sold in an underwritten public offering or in an otherwise broad distribution sale and subject to the rights of first refusal, “drag along” rights and other restrictions contained in the 2007 Stockholders' Agreement, (c) 6,331,270 shares that are eligible to be sold between the three and one-half and four and one-half year anniversaries of November 10, 2009 (the closing date of our initial public offering), provided that such shares are sold in an underwritten public offering or in an otherwise broad distribution sale and subject to the rights of first refusal, “drag along” rights and other restrictions contained in the 2007 Stockholders' Agreement and (d) 26,870,142 shares eligible to be sold by Pritzker family stockholders under the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement.

(2) Represents shares eligible to be sold under the 2007 Stockholders' Agreement between the four and one-half and five and one-half year anniversaries of November 10, 2009 (the closing date of our initial public offering), provided that such shares are sold in an underwritten public offering or in an otherwise broad distribution sale and subject to the rights of first refusal, “drag along” rights and other restrictions contained in the 2007 Stockholders' Agreement.

(3) Represents shares eligible to be sold by Pritzker family stockholders under the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement.
In addition, as of December 31, 2013, 12,970,128 shares of our Class A common stock were reserved for issuance under the Second Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (the “LTIP”). These shares of Class A common stock will become eligible for sale in the public market once those shares are issued or awarded under our LTIP, subject to provisions of various award agreements and Rule 144, as applicable. In addition, 752,846 shares of our Class A common stock were reserved for issuance under the Hyatt Hotels Corporation Employee Stock Purchase Plan (the “ESPP”), 1,169,287 shares of our Class A common stock remained available for issuance pursuant to the Amended and Restated Hyatt Corporation Deferred Compensation Plan (the “DCP”) and 300,000 shares of Class A common stock remained available for issuance pursuant to the Hyatt International Hotels Retirement Plan (commonly known as the Field Retirement Plan) (the “FRP”).
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
Holders of 112,527,463 shares of our Class B common stock (or 72.2% of our total outstanding shares of common stock as of January 31, 2014), including Pritzker family business interests and entities affiliated with Goldman, Sachs & Co. and entities affiliated with Madrone Capital, LLC, have rights, subject to certain conditions, to require us to file registration statements registering sales of shares of Class A common stock acquired upon conversion of such Class B common stock or to include sales of such shares of Class A common stock in registration statements that we may file for ourselves or for other stockholders. In order to exercise such registration rights, the holder must be permitted to sell shares of its common stock under applicable lock-up restrictions. See “-A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well” and Part I, Item 1, “Business - Stockholder Agreements” for additional information with respect to these lock-up provisions. Subject to compliance with applicable lock-up agreements, shares of Class A common stock sold under the registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of Class A common stock issuable upon conversion of shares of Class B common stock are sold in the public market, such sales could reduce the trading price of our Class A common stock. These sales also could impede our ability to raise future capital. Additionally, we will bear all expenses in connection with any such registrations (other than underwriting discounts).

During the first quarter of 2011, certain Pritzker family stockholders exercised their rights to require the Company to register an aggregate of 19,442,309 shares of Class A common stock issuable upon conversion of such stockholders' shares of Class B common stock on a shelf registration statement on Form S-3 pursuant to Rule 415 of the Securities Act. In accordance with the terms of the Registration Rights Agreement, dated as of October 12, 2009, on February 25, 2011, the Company filed an automatic effective shelf registration statement with the SEC to register the resale of such 19,442,309 shares. In connection with such registration, all other holders of registration rights, including trustees of trusts for the benefit of Thomas J. Pritzker and his lineal descendants, entities affiliated with Goldman, Sachs & Co. and entities affiliated with Madrone Capital, LLC, elected not to exercise their piggyback registration rights.
Subsequent to the filing of the February 2011 shelf registration statement, trusts for the benefit of Nicholas J. Pritzker, Jennifer N. Pritzker, and/or certain of their respective lineal descendants engaged in sales of Class B common stock and shares of Class A common stock issuable upon conversion of Class B common stock. As a result, trusts in the Nicholas J. Pritzker beneficiary group and the Jennifer N. Pritzker beneficiary group currently hold fewer shares than are registered for such trusts for resale on the shelf registration statement. As of the date of this filing, 16,887,084 shares of the 19,442,309 shares originally registered for resale on the shelf registration statement continue to be eligible to be sold pursuant to the shelf registration statement. Additional shares may be registered on the shelf registration statement in the future as such shares are eligible to be sold in accordance with the registration rights agreements and lock-up restrictions. See “-A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well” for additional information with respect to the lock-up provisions.
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
Because we have significant U.S. real estate holdings, we may be a “United States real property holding corporation” ("USRPHC") for U.S. federal income tax purposes, but we have made no determination to that effect. There can be no assurance that we do not currently constitute or will not become a USRPHC. As a result, a “non-U.S. holder” may be subject to U.S. federal income tax on gain realized on a disposition of our Class A common stock if such non-U.S. holder has owned, actually or constructively (through certain family members, related entities and options), more than 5% of our Class A common stock at any time during the shorter of (a) the five-year period ending on the date of disposition and (b) the non-U.S. holder's holding period in such stock.
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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
The following table sets forth a description of each owned or leased property in the Hyatt portfolio of hotels as of December 31, 2013.

Hotel Property	Location	Rooms	# of hotels	Ownership (1)
Owned and Leased Properties:

Full Service
Americas Owned:
Park Hyatt Chicago	Chicago, IL	198		100%
Park Hyatt Toronto	Toronto, Ontario, Canada	346		100%
Park Hyatt Washington	Washington, DC	216		100%
Andaz 5th Avenue	New York, NY	184		100%
Grand Hyatt New York (4)	New York, NY	1,305		100%
Grand Hyatt San Antonio (4)	San Antonio, TX	1,003		100%
Grand Hyatt San Francisco	San Francisco, CA	660		100%
The Driskill	Austin, TX	189		100%
Hyatt Market Street, The Woodlands (7)	The Woodlands, TX	70		100%
Hyatt on Main, Green Bay	Green Bay, WI	241		100%
Hyatt The Pike Long Beach (4)	Long Beach, CA	138		100%
Hyatt Regency Aruba Resort and Casino (4)	Palm Beach, Aruba, Dutch Caribbean	357		100%
Hyatt Regency Atlanta	Atlanta, GA	1,260		100%
Hyatt Regency Baltimore (4)	Baltimore, MD	488		100%
Hyatt Regency Coconut Point Resort and Spa	Bonita Springs, FL	454		100%
Hyatt Regency Greenwich	Old Greenwich, CT	373		100%
Hyatt Regency Indianapolis	Indianapolis, IN	499		100%
Hyatt Regency Lake Tahoe Resort, Spa and Casino	Incline Village, NV	422		100%
Hyatt Regency Long Beach (4)	Long Beach, CA	528		100%
Hyatt Regency Louisville	Louisville, KY	393		100%
Hyatt Regency Mexico City	Mexico City, Mexico	755		100%
Hyatt Regency Miami (4)	Miami, FL	612		100%
Hyatt Regency Monterey Hotel & Spa on Del Monte Golf Course (4)	Monterey, CA	550		100%
Hyatt Regency O'Hare	Rosemont, IL	1,096		100%
Hyatt Regency Orlando	Orlando, FL	1,641		100%
Hyatt Regency San Antonio	San Antonio, TX	629		100%
Hyatt Regency Scottsdale Resort and Spa at Gainey Ranch	Scottsdale, AZ	493		100%
Hyatt Regency Vancouver	Vancouver, British Columbia, Canada	644		100%
Americas Owned		15,744	28

Hotel Property	Location	Rooms	# of hotels	Ownership (1)
Americas Leased:
Andaz West Hollywood (3)	West Hollywood, CA	239		—%
Hyatt Regency Grand Cypress (2)	Orlando, FL	815		—%
Hyatt Regency San Francisco (3)	San Francisco, CA	802		—%
Americas Leased		1,856	3

Total Americas Owned and Leased Properties:		17,600	31

EAME/SW Asia Owned
Park Hyatt Baku	Baku, Azerbaijan	159		100%
Park Hyatt Paris-Vendome	Paris, France	153		100%
Park Hyatt Zurich (4)	Zurich, Switzerland	142		100%
Andaz Liverpool Street (4)	London, England	267		100%
Hyatt Regency Baku	Baku, Azerbaijan	182		100%
Hyatt Regency Birmingham	Birmingham, England	319		100%
Hyatt Regency Bishkek (4)	Bishkek, Kyrgyz Republic	178		98%
EAME/SW Asia Owned		1,400	7

EAME/SW Asia Leased
Andaz Amsterdam, Prinsengracht (3)	Amsterdam, The Netherlands	122		—%
Grand Hyatt Berlin (3) (6)	Berlin, Germany	342		—%
Hyatt Regency Cologne (3) (6)	Cologne, Germany	306		—%
Hyatt Regency Mainz (3) (6)	Mainz, Germany	268		—%
EAME/SW Asia Leased		1,038	4

Total EAME/SW Asia Owned and Leased Properties:		2,438	11

ASPAC Owned:
Grand Hyatt Seoul	Seoul, South Korea	601		100%

ASPAC Owned:		601	1

Total Full Service Owned and Leased Properties:		20,639	43

Hotel Property	Location	Rooms	# of hotels	Ownership (1)
Select Service
Owned:
Hyatt Place Albuquerque Airport	Albuquerque, NM	127		100%
Hyatt Place Atlanta/Alpharetta/Windward Parkway	Alpharetta, GA	127		100%
Hyatt Place Atlanta/Norcross/Peachtree	Norcross, GA	126		100%
Hyatt Place Birmingham/Inverness	Birmingham, AL	126		100%
Hyatt Place Boise/Towne Square	Boise, ID	127		100%
Hyatt Place Charlotte Airport/Tyvola Road	Charlotte, NC	127		100%
Hyatt Place Chicago/Itasca	Itasca, IL	126		100%
Hyatt Place Cincinnati Airport/Florence	Florence, KY	126		100%
Hyatt Place Cincinnati-Northeast	Mason, OH	127		100%
Hyatt Place Cleveland/Independence	Independence, OH	127		100%
Hyatt Place Columbia/Harbison	Irmo, SC	127		100%
Hyatt Place Dallas/Plano	Plano, TX	127		100%
Hyatt Place Denver Airport	Aurora, CO	126		100%
Hyatt Place Detroit/Auburn Hills	Auburn Hills, MI	127		100%
Hyatt Place Detroit/Livonia	Livonia, MI	127		100%
Hyatt Place Fremont/Silicon Valley (7)	Fremont, CA	151		100%
Hyatt Place Greensboro	Greensboro, NC	124		100%
Hyatt Place Lakeland Center (4)	Lakeland, FL	127		100%
Hyatt Place Louisville-East	Louisville, KY	121		100%
Hyatt Place Madison/Downtown (7)	Madison, WI	151		100%
Hyatt Place Memphis Primacy Parkway	Memphis, TN	126		100%
Hyatt Place Mystic	Mystic, CT	79		100%
Hyatt Place Nashville/Brentwood	Brentwood, TN	124		100%
Hyatt Place Nashville/Opryland	Nashville, TN	123		100%
Hyatt Place Oklahoma City Airport	Oklahoma City, OK	126		100%
Hyatt Place Omaha Downtown Old Market	Omaha, NE	159		100%
Hyatt Place Pittsburgh Airport	Pittsburgh, PA	127		100%
Hyatt Place Pittsburgh/Cranberry	Cranberry Township, PA	127		100%
Hyatt Place Raleigh-North	Raleigh, NC	127		100%
Hyatt Place Richmond/Arboretum	Richmond, VA	127		100%
Hyatt Place Sacramento/Rancho Cordova	Rancho Cordova, CA	127		100%
Hyatt Place San Antonio-Northwest/Medical Center	San Antonio, TX	126		100%
Hyatt Place Secaucus/Meadowlands (4)	Secaucus, NJ	159		100%
Hyatt Place Tampa/Busch Gardens	Tampa, FL	126		100%
Hyatt House Boston/Burlington	Burlington, MA	150		100%
Hyatt House Branchburg	Branchburg, NJ	139		100%
Hyatt House Charlotte/Center City (7)	Charlotte, NC	163		100%
Hyatt House Cypress/Anaheim (7)	Anaheim, CA	142		100%
Hyatt House Emeryville/San Francisco Bay Area (7)	Emeryville, CA	234		100%
Hyatt House Fishkill/Poughkeepsie	Fishkill, NY	135		100%

Hotel Property	Location	Rooms	# of hotels	Ownership (1)
Hyatt House Morristown	Morristown, NJ	132		100%
Hyatt House Parsippany/Whippany	Whippany, NJ	135		100%
Hyatt House Parsippany-East	Parsippany, NJ	140		100%
Hyatt House Philadelphia/Plymouth Mtg	East Norriton, PA	131		100%
Hyatt House Raleigh Durham Airport	Morrisville, NC	141		100%
Hyatt House Richmond West	Richmond, VA	134		100%
Hyatt House Sacramento/Rancho Cordova	Rancho Cordova, CA	158		100%
Hyatt House San Diego/Sorrento Mesa (7)	San Diego, CA	193		100%
Hyatt House San Jose/Silicon Valley (7)	San Jose, CA	164		100%
Hyatt House San Ramon (7)	San Ramon, CA	142		100%
Hyatt House Santa Clara/San Jose Airport (7)	Santa Clara, CA	150		100%
Hyatt House Shelton	Shelton, CT	127		100%
Hyatt House Sterling/Dulles Airport-North	Sterling, VA	162		100%
Select Service Owned:		7,229	53

Leased:
Hyatt Place Atlanta/Buckhead (2)	Atlanta, GA	171		—%
Select Service Leased:		171	1

Total Select Service Owned and Leased Properties:		7,400	54

Unconsolidated Hospitality Venture Properties:

Full Service
Americas Unconsolidated Hospitality Ventures:
Park Hyatt Mendoza, Hotel Casino and Spa (4)	Mendoza, Argentina	186		50%
Andaz Maui at Wailea	Wailea, HI	297		64%
Grand Hyatt Sao Paulo	Sao Paulo, Brazil	466		50%
Hyatt at The Bellevue	Philadelphia, PA	172		50%
Hyatt Regency Columbus (4)	Columbus, OH	633		24%
Hyatt Regency Crystal City at Reagan National Airport	Arlington, VA	686		50%
Hyatt Regency DFW (4)	DFW Airport, TX	811		50%
Hyatt Regency Huntington Beach Resort and Spa (4)	Huntington Beach, CA	517		40%
Hyatt Regency Jersey City on the Hudson	Jersey City, NJ	351		50%
Hyatt Regency Lost Pines Resort and Spa	Lost Pines, TX	491		8%
Hyatt Regency Minneapolis	Minneapolis, MN	645		50%
Americas Unconsolidated Hospitality Ventures:		5,255	11

Hotel Property	Location	Rooms	# of hotels	Ownership (1)
EAME/SW Asia Unconsolidated Hospitality Ventures:
Park Hyatt Hamburg (3) (5)	Hamburg, Germany	252		—%
Park Hyatt Jeddah (4)	Jeddah, Kingdom of Saudi Arabia	142		8%
Park Hyatt Milan	Milan, Italy	106		30%
Grand Hyatt Mumbai	Mumbai, India	547		50%
EAME/SW Asia Unconsolidated Hospitality Ventures:		1,047	4

ASPAC Unconsolidated Hospitality Ventures:
Park Hyatt Ningbo Resort and Spa	Ningbo, China	207		10%
Grand Hyatt Bali	Bali, Indonesia	636		10%
ASPAC Unconsolidated Hospitality Ventures:		843	2

Full Service Unconsolidated Hospitality Ventures:		7,145	17

Select Service
Hyatt Place Atlanta/Perimeter Center	Atlanta, GA	150		40%
Hyatt Place Austin Downtown	Austin, TX	296		50%
Hyatt Place Coconut Point	Estero, FL	108		50%
Hyatt Place Fair Lawn/Paramus	Fair Lawn, NJ	143		40%
Hyatt Place Fort Worth/Cityview	Fort Worth, TX	127		40%
Hyatt Place Fort Worth/Hurst	Hurst, TX	127		40%
Hyatt Place Houston/Sugar Land	Sugar Land, TX	214		50%
Hyatt Place Minneapolis/Eden Prairie	Eden Prairie, MN	126		40%
Hyatt Place Phoenix/Gilbert	Gilbert, AZ	127		50%
Hyatt Place Princeton	Princeton, NJ	122		40%
Hyatt Place San Jose del Cabo	San Jose del Cabo, Mexico	157		50%
Hyatt House Atlanta/Cobb Galleria	Atlanta, GA	149		40%
Hyatt House Boston/Waltham	Waltham, MA	135		40%
Hyatt House Miami Airport	Miami, FL	156		40%
Select Service Unconsolidated Hospitality Ventures:		2,137	14

All Inclusive
Hyatt Zilara Cancun	Cancun, Mexico	306		22%
Hyatt Ziva Los Cabos	San Jose del Cabo, Mexico	619		22%
All Inclusive Unconsolidated Hospitality Ventures:		925	2

Total Unconsolidated Hospitality Ventures:		10,207	33

(1)	Unless otherwise indicated, ownership percentages include both the property and the underlying land.

(2)	Property is accounted for as a capital lease.

(3)	Property is accounted for as an operating lease.

(4)	Our ownership interest in the property is subject to a third-party ground lease on the land.

(5)	We own a 50% interest in the entity that is the operating lessee and it is a non-consolidated joint venture.

(6)	We own a 100% interest in the entity that is the operating lessee.

(7)
In February 2014, we announced that a Hyatt affiliate entered into a definitive purchase and sale agreement to sell these properties to RLJ Lodging Trust for a total purchase price of approximately $313 million.

Below is a summary of our Hyatt managed, franchised and owned and leased hotels, all inclusive properties, and residential and vacation ownership properties by segment for all periods presented.

	December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010
	Properties	Rooms/Units	Properties	Rooms/Units	Properties	Rooms/Units	Properties	Rooms/Units
Americas Management and Franchising
Full Service Hotels
Managed	117	61,321	119	60,524	122	61,904	121	61,934
Franchised	33	10,190	24	7,515	20	6,046	16	4,767
Full Service Managed and Franchised	150	71,511	143	68,039	142	67,950	137	66,701
Select Service Hotels
Managed	98	13,256	97	13,049	95	12,781	81	10,522
Franchised	150	20,263	128	16,774	120	15,247	114	14,494
Select Service Managed and Franchised	248	33,519	225	29,823	215	28,028	195	25,016
ASPAC Management and Franchising
Managed	57	21,429	51	20,016	51	19,993	49	19,376
Franchised	2	988	2	988	2	988	2	988
Managed and Franchised	59	22,417	53	21,004	53	20,981	51	20,364
EAME/SW Asia Management
Full Service Hotels
Managed	62	16,742	53	14,098	50	13,575	46	13,225
Select Service Hotels
Managed	2	210	1	115	—	—	—	—
Total Managed and Franchised	521	144,399	475	133,079	460	130,534	429	125,306
All Inclusive Properties	2	925	—	—	—	—	—	—
Vacation Ownership Properties	15	963	15	963	15	963	15	962
Residences	10	1,101	10	1,102	8	1,230	9	1,239
Grand Total Portfolio	548	147,388	500	135,144	483	132,727	453	127,507

Included in the summary above are the following owned and leased hotels:

	December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
Owned and Leased Hotels
Full Service hotels
United States	27	15,498	31	14,536	31	14,528	29	15,493
Other Americas	4	2,102	4	2,102	3	1,347	3	1,347
ASPAC	1	601	1	601	1	601	1	601
EAME/SW Asia	11	2,438	11	2,441	9	2,002	9	2,006
Select Service hotels
United States	54	7,400	56	7,669	64	8,712	54	7,041
Total owned and leased hotels	97	28,039	103	27,349	108	27,190	96	26,488
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
In addition to our corporate headquarters, we lease space for our regional offices, service centers and sales offices in multiple locations, including Beijing, Hong Kong, Shanghai and Shenzhen, People's Republic of China; Cairo, Egypt; Dubai, United Arab Emirates; Gurgaon (NCR) and Mumbai, India; Jeddah, Saudi Arabia; London, United Kingdom; Mainz, Germany; Marion and Oakbrook Terrace, Illinois; Melbourne, Australia; Moscow, Russia; Milan, Italy; New York, New York; Paris, France; Opfikon, Switzerland; Singapore, Singapore; Seoul, South Korea; Sao Paulo, Brazil; Omaha, Nebraska; Moore, Oklahoma; St. Petersburg and Coral Gables, Florida; Tokyo, Japan; and Washington, D.C.
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

Item 4.    Mine Safety Disclosures.

Not Applicable.

Executive Officers of the Registrant.
The following chart names each of the Company's executive officers and their ages and positions as of February 14, 2014. Also included below is biographical information relating to each of the Company's executive officers. Each of the executive officers is elected by and serves at the pleasure of the board of directors.

Name	Age	Position
Thomas J. Pritzker	63	Executive Chairman of the Board
Mark S. Hoplamazian	50	President, Chief Executive Officer and Director
Gebhard F. Rainer	52	Executive Vice President, Chief Financial Officer
Stephen G. Haggerty	46	Executive Vice President, Global Head of Real Estate and Capital Strategy
Rakesh Sarna	56	Executive Vice President, Group President—Americas
H. Charles Floyd	54	Executive Vice President, Group President—Global Operations Center
Larry Tchou	67	Executive Vice President, Group President—ASPAC
Peter Fulton	56	Executive Vice President, Group President—EAME/SW Asia
Rena Hozore Reiss	54	Executive Vice President, General Counsel and Secretary
Robert W. K. Webb	57	Executive Vice President, Chief Human Resources Officer
John Wallis	61	Executive Vice President, Global Head of Marketing and Brand Strategy
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
Mark S. Hoplamazian has been a member of our board of directors since November 2006. He has served as our President and Chief Executive Officer since December 2006, as interim President from July 2006 to December 2006 and Vice President from August 2004 to December 2004. From April 2004 to August 2009, Mr. Hoplamazian served as President and Director of The Pritzker Organization, LLC (TPO), the principal financial and investment advisor to various Pritzker family business interests. Mr. Hoplamazian served in various capacities with TPO since its formation in 1997 and with its predecessors prior to its formation, including managing its merchant banking and investment activities. From August 2009 to December 2010, Mr. Hoplamazian was a Vice President of TPO. Mr. Hoplamazian is the current Chairman of the National Advisory Council on Minority Business Enterprise. He serves on the Advisory Board of Facing History and Ourselves, the Council on the University of Chicago Booth School of Business, the Board of Directors of New Schools for Chicago, the Executive Committee of the Board of Directors of World Business Chicago, and the Henry Crown Fellowship Program Board of Overseers. Mr. Hoplamazian is a member of the World Travel & Tourism Council and the Commercial Club of Chicago, and is member of the Discovery Class of the Henry Crown Fellowship.

Gebhard F. Rainer was appointed as our Executive Vice President, Chief Financial Officer in August 2012. Most recently, Mr. Rainer served as Managing Director for Hyatt International Europe, Africa and Middle East (EAME) LLC from January 2007 to August 2012 overseeing all aspects of Hyatt's business in the region. Mr. Rainer joined Hyatt as a Director of Finance in Saudi Arabia, and then assumed responsibilities in project management and asset management, as well as senior roles in finance, in various locations throughout Eastern Europe. In 1994, Mr. Rainer was appointed Hyatt's Director of Finance for EAME with responsibility for 25 hotels and the regional IT function, including setting up Hyatt's first Shared Services Center in Mainz, Germany. In 1999, he was appointed to the position of Vice President - Hotel Finance & Technology for Hyatt International Corporation, based in Chicago, with responsibility for all international operations. Mr. Rainer has more than 30 years of experience in the hotel industry, and has extensive international experience, having lived in the Caribbean, the Middle East, Eastern Europe, Western Europe, and the United States. Mr. Rainer is also a director of Avendra, LLC.

Stephen G. Haggerty was appointed Executive Vice President, Global Head of Real Estate and Capital Strategy in October 2012. In this role, Mr. Haggerty is responsible for implementing our overall capital strategy, managing our hotel asset base and providing support to our development professionals around the world. Prior to assuming his current role, Mr. Haggerty served as our Global Head of Real Estate and Development from August 2007 and our Executive Vice President-Real

Estate and Development from June 2007 to August 2007. In this role, Mr. Haggerty was responsible for our global development team, our global feasibility and development finance team, our corporate transactions group, and our global asset management team that oversees all of our owned hotel properties and development of hotels and vacation ownership properties in which we have ownership. Before joining us, Mr. Haggerty spent 13 years serving in several positions of increasing responsibility with Marriott International, Inc., a lodging company, most recently in London as Senior Vice President, International Project Finance and Asset Management for Europe, Africa and the Middle East from 2005 to 2007. Prior to this position, from 2003 to 2005, Mr. Haggerty served as Marriott's Senior Vice President of Global Asset Management and Development Finance and previously lived in Asia for nine years holding a variety of roles relating to development at Marriott.
Rakesh Sarna was appointed Executive Vice President, Group President - Americas for Hyatt Hotels Corporation in October 2012. Mr. Sarna is responsible for overseeing hotels in the United States, Canada, the Caribbean, and Central and South America. Mr. Sarna has been with us since 1979. Prior to his current role, Mr. Sarna served as our Chief Operating Officer-International from August 2007. In this role, Mr. Sarna was responsible for management of our full service hotels and resorts outside of the United States, Canada and the Caribbean. He also oversaw the operations of our regional offices in Zurich, Switzerland, Hong Kong, Dubai, UAE and Mexico City and various corporate functions in Chicago, Ill. From September 2006 to June 2007, he served as Senior Vice President for Hyatt International Corporation. Prior to that, from April 2001 to September 2006, Mr. Sarna served as our Vice President of Operations for Europe, Africa and the Middle East, and from September 1999 to April 2001 as Director of Operations for Europe, Africa and the Middle East. Prior to that, from January 1997 to September 1999, he served as regional director for South Asia. Mr. Sarna joined Hyatt in 1979 and has held a variety of senior management food and beverage positions and served as General Manager for Hyatt Regency Belgrade, Park Hyatt UN Plaza, New York and Hyatt Regency Macau.
H. Charles Floyd was appointed Executive Vice President, Group President - Global Operations Center in October 2012. In this role, Mr. Floyd is responsible for ensuring operating efficiency in the roll-out of new innovations and unifying the Company's global operations, in addition to overseeing our information technology resources and our worldwide sales organization and call centers. Mr. Floyd has been with us since 1981. Prior to assuming his current role, Mr. Floyd served as our Chief Operating Officer - North America from January 2006. In this role he was responsible for management of our full service hotels and resorts as well as the Hyatt Place and the Hyatt House brands in the United States, Canada and the Caribbean. In addition, he oversaw Hyatt Residential Group, Inc. (formerly known as Hyatt Vacation Ownership, Inc.) and the Franchise Owner Relations Group, which supports both full service and select service and extended stay franchisees. He also oversaw various corporate functions for North America, including sales, human resources, product and design, rooms, food and beverage and engineering. Since joining Hyatt, Mr. Floyd served in a number of senior positions, including Executive Vice President - North America Operations and Senior Vice President of Sales, as well as various managing director and general manager roles.
Larry Tchou was appointed Executive Vice President, Group President - ASPAC for Hyatt Hotels Corporation in October 2012. Mr. Tchou is responsible for overseeing hotels in China, Japan, Korea, Australia, Southeast Asia and the Pacific Rim. Prior to his current role, Mr. Tchou was the Managing Director - Asia Pacific from September 2007 to October 2012 and he was the Senior Vice President for Asia Pacific from January 1982 to September 2007. Mr. Tchou joined Hyatt in 1970 as Rooms Division Manager of Hyatt Regency Hong Kong. He was named Executive Assistant Manager in 1971 and Manager in 1974. He was later appointed as General Manager in 1977 and at the same time, he was also given responsibility for the Company's operations and development in Korea, Japan, Taiwan, and Macau.
Peter Fulton was appointed Executive Vice President, Group President - EAME/SW Asia for Hyatt Hotels Corporation in October 2012. Mr. Fulton is responsible for overseeing hotels in Europe, Africa, the Middle East and Southwest Asia. In 1983, Mr. Fulton embarked on his career with Hyatt International as Food & Beverage Manager at Hyatt Regency in Auckland. For the next nine years, he filled senior food and beverage positions at Hyatt properties in Dubai, Canberra and Macau before receiving his first appointment as Manager at Hyatt Regency Acapulco. In 1994, Mr. Fulton was appointed General Manager of the same hotel. Three years later, Mr. Fulton was appointed General Manager at Hyatt Regency Delhi, where he remained before assuming the position of General Manager of Grand Hyatt Dubai. From 2001 until February 2008, Mr. Fulton oversaw Grand Hyatt Dubai, the largest 5-star hotel in the region, which opened in March 2003. From February 2008 until October 2012, Mr. Fulton was the Managing Director South West Asia. Prior to Hyatt, Mr. Fulton has worked for Travelodge in Christchurch and Auckland, New Zealand; Claridges Hotel in London; and Le Beau Rivage Palace Hotel in Lausanne, Switzerland.
Rena Hozore Reiss has served as our Executive Vice President, General Counsel and Secretary since August 2010. Ms. Reiss joined Hyatt after spending 10 years at Marriott International, Inc. where she most recently served as Senior Vice President and Associate General Counsel, overseeing a legal team responsible for supporting that company's development activities in the Americas. From 2000 to 2007, Ms. Reiss held a series of increasingly responsible positions at Marriott, including serving as Senior Counsel and Vice President and Assistant General Counsel. Prior to entering the hospitality industry, Ms. Reiss practiced law at Thomson Muraro Razook & Hart in Miami, Florida, served as an Associate General Counsel for the Miami Herald Publishing Company, and was a Partner with Counts & Kanne, Chartered in Washington, DC.
Robert W. K. Webb has served as our Chief Human Resources Officer since August 2007 and our Executive Vice President since 2011. Prior to joining Hyatt, Mr. Webb served as Head of Global Service Delivery for Citi Employee Services at Citigroup Inc., a global financial services company. During his 19-year tenure at Citigroup and two predecessor companies, Mr. Webb served as Chief Administrative Officer for a global business unit and held several senior human resources roles in North America and international operations. Mr. Webb serves as a Director of The Chicago Children's Museum. Additionally, Mr. Webb is a member of the Advisory Board of the School of Hospitality at Boston University and the Hospitality Program at DePaul University, and serves on the Health Care Committee of the Human Resources Policy Association in Washington D.C. Mr. Webb is a member of the Governing Council of the International Tourism Partnership and a board member of BSR, a global leader providing consulting services and conducting research in areas that include human rights, economic development, governance, and environmental sustainability. He also serves as a Director of the Chamber of Commerce for the State of Illinois and the Gale Sayers Foundation.

John Wallis has served as our Global Head of Marketing and Brand Strategy since November 2008 and our Executive Vice President since 2011. Mr. Wallis' career with Hyatt began in 1981. Prior to his current role, Mr. Wallis served as Senior Vice President, Product and Brand Development since August 2007. From 2004 through 2007, Mr. Wallis served as our Senior Vice President, Global Asset Management, where he was responsible for the management of more than 40 Hyatt-owned properties across North America, Latin America, Europe and Asia. He has also served in a variety of other management positions, including Senior Vice President-Global Asset Management, Senior Vice President-Product and Brand Development, Senior Vice President of Marketing and Sales, and Vice President of Marketing for Hyatt International Corporation, General Manager and Regional Vice President-Gulf States for Hyatt Regency Dubai, Executive Assistant Manager Food and Beverage for Hyatt Regency Kuwait, Hyatt Regency Fiji and Hyatt Kingsgate Sydney and various other food and beverage management positions.
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

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock began trading publicly on the New York Stock Exchange under the symbol “H” on November 5, 2009. Prior to that time, there was no public market for our Class A common stock. As of January 31, 2014, our Class A common stock was held by approximately 37 shareholders of record and there were 43,387,819 shares of Class A common stock outstanding. This stockholder figure does not include a substantially greater number of “street name” holders or beneficial holders of our Class A common stock whose shares are held of record by banks, brokers and other financial institutions. The following table sets forth, for the period indicated, the high and low sale prices of our Class A common stock as reported by the New York Stock Exchange for the two most recent fiscal years.

Fiscal Year end December 31, 2012	High	Low
First Quarter	$44.49	$36.95
Second Quarter	$44.14	$34.89
Third Quarter	$41.86	$33.48
Fourth Quarter	$40.35	$33.73

Fiscal Year end December 31, 2013
First Quarter	$43.69	$38.58
Second Quarter	$43.39	$37.74
Third Quarter	$47.01	$40.20
Fourth Quarter	$50.43	$42.82
On February 12, 2014, the closing stock price of our Class A common stock was $49.48.
There is no established public trading market for our Class B common stock. As of January 31, 2014, our Class B common stock was held by 110 shareholders and there were 112,527,463 shares of Class B common stock outstanding.
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
The following graph compares the cumulative total stockholder return since November 5, 2009, the date our Class A common stock began trading on the New York Stock Exchange, with the S&P 500 Index (“S&P 500”) and the Russell 1000 Hotel/Motel Index (the “Russell 1000 Hotel”). The graph assumes that the value of the investment in our Class A common stock and each index was $100 upon issuance at November 5, 2009 and that all dividends and other distributions were reinvested.

	11/5/2009	12/31/2009	12/31/2010	12/30/2011	12/31/2012	12/31/2013
Hyatt Hotels Corporation	100.0	106.5	159.2	134.4	137.8	176.6
S&P 500	100.0	104.9	117.3	123.3	143.0	189.2
Russell 1000 Hotel	100.0	109.3	171.2	161.0	200.1	281.2
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Registered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company's purchases of shares of Class A common stock during the quarter ended December 31, 2013:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Program
October 1 to October 31, 2013	—	$—	—	$211,217,011
November 1 to November 30, 2013	220,969	48.46	220,969	$200,508,650
December 1 to December 31, 2013	247,710	47.82	247,710	$188,663,507
Total	468,679	$48.12	468,679

(1) On August 1, 2012, we announced the approval of a share repurchase program pursuant to which we were authorized to purchase up to $200 million shares of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. On each of May 1, 2013 and October 30, 2013, we announced the approvals of expansions of the share repurchase program pursuant to which we are authorized to purchase up to an additional $200 million shares of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. The 2012 and 2013 repurchase programs do not have an expiration date. As of December 31, 2013, the Company had approximately $189 million remaining under its current share repurchase authorizations.

Item 6.    Selected Financial Data
We derived the selected consolidated statements of income (loss) data for the years ended December 31, 2013, 2012 and 2011 and the selected consolidated balance sheet data as of December 31, 2013 and December 31, 2012 from our audited consolidated financial statements included in this annual report. We derived the selected consolidated statements of income (loss) data for the years ended December 31, 2010 and 2009 and the selected consolidated balance sheet data as of December 31, 2011, 2010 and 2009 from our previously audited consolidated financial statements which are not included in this annual report. Our historical results are not necessarily indicative of the results expected for any future period.
You should read the selected historical financial data together with the consolidated financial statements and related notes appearing in this annual report, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this annual report.

(in millions, except per share data)	Year Ended December 31,
	2013	2012	2011	2010	2009
Consolidated statements of income (loss) data:
Owned and leased hotel revenues	$2,142	$2,021	$1,879	$1,859	$1,780
Management and franchise fee revenues	342	307	288	255	223
Other revenues	78	78	66	45	49
Other revenues from managed properties (1)	1,622	1,543	1,465	1,368	1,278
Total revenues	4,184	3,949	3,698	3,527	3,330
Direct and selling, general, and administrative expenses	3,951	3,790	3,545	3,419	3,281
Income (loss) from continuing operations	205	87	111	52	(42)
Net loss attributable to noncontrolling interests	2	1	2	11	3
Net income (loss) attributable to Hyatt Hotels Corporation	207	88	113	67	(42)
Income (loss) from continuing operations per common share - basic and diluted (2)	$1.29	$0.53	$0.66	$0.30	$(0.28)

(in millions)	As of December 31,
	2013	2012	2011	2010	2009
Consolidated balance sheet data:
Cash and cash equivalents	$454	$413	$534	$1,110	$1,327
Total current assets	1,163	1,758	1,591	2,165	2,009
Property and equipment, net	4,671	4,139	4,043	3,453	3,585
Intangibles, net	591	388	359	280	284
Total assets	8,177	7,630	7,497	7,233	7,145
Total current liabilities	871	618	568	596	495
Long-term debt	1,289	1,229	1,221	714	840
Other long-term liabilities	1,240	962	890	802	780
Total liabilities	3,400	2,809	2,679	2,112	2,115
Total stockholders’ equity	4,769	4,811	4,808	5,108	5,006
Total liabilities and equity	$8,177	$7,630	$7,497	$7,233	$7,145

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
Overview
We are a global hospitality company engaged in the management, franchising, ownership and development of Hyatt-branded hotels, resorts and residential and vacation ownership properties around the world. As of December 31, 2013, our worldwide portfolio consisted of 548 Hyatt-branded properties (147,388 rooms and units), including:

•	218 managed properties (77,168 rooms), all of which we operate under management agreements with third-party property owners;

•	175 franchised properties (29,910 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	89 owned properties (including 1 consolidated hospitality ventures) (24,974 rooms), 2 capital leased properties (986 rooms) and 6 operating leased properties (2,079 rooms), all of which we manage;

•	21 managed properties and 10 franchised properties owned or leased by unconsolidated hospitality ventures (9,282 rooms);

•	2 all inclusive resorts (925 rooms), both of which are owned by an unconsolidated hospitality venture that has franchise agreements with us and are operated by third parties;

•	15 vacation ownership properties (963 units), all of which we manage; and

•	10 residential properties (1,101 units), all of which we manage and some of which we own.

We have a business model that involves both ownership of properties and management and franchising of third-party owned properties. This allows us to pursue more diversified revenue and income streams that balance both the advantages and risks associated with these lines of business. Our expertise and experience in each of these areas gives us the flexibility to evaluate growth opportunities across these lines of business. Growth in the number of management and franchise agreements and earnings therefrom typically results in higher overall returns on invested capital because the capital investment under a typical management or franchise agreement is not significant. The capital required to build and maintain hotels that we manage or franchise for third-party owners is typically provided by the owner of the respective property with minimal capital required by us as the manager or franchisor. During periods of increasing demand we do not share fully in the incremental profits of hotel operations for hotels that we manage for third-party owners as our fee arrangements generally include a base amount calculated using the revenue from the subject hotel and an incentive fee that is, typically, a percentage of hotel profits that is usually less than 20%, with the actual level depending on the structure and terms of the management agreement. We do not share in the benefits of increases in profits from franchised properties because franchisees pay us an initial application fee and ongoing royalty fees that are calculated as a percentage of gross room revenues with no fees based on profits. Disputes or disruptions may arise with third-party owners of hotels we manage or franchise and these disputes can result in termination of the relevant agreement. With respect to property ownership, we believe that ownership of selected hotels in key markets enhances our ability to control our brand presence in these markets. Ownership of hotels allows us to capture the full benefit of increases in operating profits during periods of increasing demand and room rates. The cost structure of a typical hotel is more fixed than variable, so as demand and room rates increase over time, the pace of increase in operating profits typically is higher than the pace of increase of revenues. Hotel ownership is, however, more capital intensive than managing hotels for third-party owners, as we are responsible for the costs and all capital expenditures for our owned hotels. The profits realized in our owned and leased hotel segment are generally more significantly affected by economic downturns and declines in revenues than the results of our management and franchising segments. This is because we absorb the full impact of declining profits in our owned and leased hotels whereas our management and franchise fees do not have the same level of downside exposure to declining hotel profitability. See also “—Principal Factors Affecting Our Results of Operations—Factors Affecting Our Costs and Expenses—Fixed nature of expenses” and Part I, Item 1A, “Risk Factors—Risks Related to Our Business—We are exposed to the risks resulting from significant investments in owned and leased real estate, which could increase our costs, reduce our profits, limit our ability to respond to market conditions or restrict our growth strategy.”

For the years ended December 31, 2013, 2012 and 2011, 78.2%, 79.5%, and 78.7% of our revenues were derived from operations in the United States, respectively. As of December 31, 2013 and 2012, 74.4% and 72.9% of our long-lived assets were located in the United States, respectively.

We report our consolidated operations in U.S. dollars and manage our business within four reportable segments as described below:

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
The results of our vacation ownership business, Hyatt co-branded credit card and unallocated corporate overhead are reported within corporate and other. See Note 20 for further discussion of our segment structure.
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
Excluding unfavorable net currency effects, each of our four operating segments experienced increased RevPAR in 2013 as compared to 2012 and this contributed to improved performance in our consolidated revenues and Adjusted EBITDA. A combination of improvement in occupancy and ADR helped drive the RevPAR increases in each operating segment. In the Americas segment, transient business growth at both our full service and select service hotels helped drive revenue growth in 2013 as compared to 2012. In 2013, we also began to see slight growth in group business as compared to 2012. However, groups continue to be cautious with their discretionary spending while at our properties, especially with respect to food and beverage spend. The most significant improvements have come from long term group business. While short term bookings showed some weakness at the start of 2013, bookings accelerated during the second half of the year. Bookings for 2014 and beyond showed strength throughout the year and we expect to see further improvements in group business going forward. Our owned and leased hotels segment, which is made up primarily of hotels located in the Americas, has benefited and should continue to benefit from these trends.
Excluding unfavorable net currency impacts, the ASPAC segment RevPAR increased slightly, driven by higher occupancy in 2013 as compared to 2012. The ASPAC segment results were negatively impacted by displacement due to renovations, weak market conditions in Asia and increased supply in China. Variabilities continue to exist in our ASPAC region that may negatively impact 2014 results, such as the rate of economic growth in China and renovations at several of our larger managed hotels. While these renovations are expected to have less of an impact than in 2013, they will continue into 2014.
In the EAME/SW Asia segment, RevPAR improved in 2013 as compared to 2012, driven by higher transient occupancy. The increases in occupancy were partially offset by declines in ADR. Excluding the unfavorable net currency impact, most areas in the region increased RevPAR, with the exception of the United Kingdom which declined significantly due to the positive impact of the Olympics in 2012. While certain areas showed strong results, continued economic uncertainty in Europe and economic concerns in India hurt our results. Although these concerns remain in 2014, we believe the current environment also presents us with unique opportunities to expand our presence in these regions so that we are better positioned as these regions recover.

Competition.    The global lodging industry is highly competitive. During periods of decreased demand for hospitality products and services, competition in the industry becomes increasingly fierce. While we generally try to maintain rates under such circumstances whenever possible, the overall reduction in business travel during the recent recession placed significant pressure on average rate levels at our properties as well as those of our competitors. While RevPAR levels have increased each year since 2009 (excluding the unfavorable net currency effects) and occupancy has exceeded pre-recession levels, ADR still remains lower than pre-recession highs across the majority of our portfolio. We believe that our brand strength and ability to manage our operations in an efficient manner will help us to compete successfully within the global hospitality industry.
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
Demand for vacation ownership properties.    A significant portion of our costs to support our vacation ownership business relates to direct sales and marketing at these properties. Accordingly, we reduced and continue to monitor these costs so they correspond to current levels of demand. We recorded total impairment charges of $1 million in 2012 and $6 million in 2011 related to our vacation ownership business. The 2011 impairment charge was primarily a result of a change in management's assumptions regarding future sales volume and pricing of unsold vacation ownership intervals. We recorded no impairment charges related to our vacation ownership business in 2013, though we may be required to take additional impairment charges in the future if demand levels fall or fail to improve at specific properties.
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
Acquisitions, investments, divestitures and significant renovations
We periodically acquire, divest, make investments in or undertake large scale renovations of hotel properties. The results of operations derived from these properties do not, therefore, meet the definition of “comparable hotels” as defined in “—Key Business Metrics Evaluated by Management.” The results of operations from these properties, however, may have a material effect on our results from period to period and are, therefore, discussed separately in our discussion on results of operations when material.
In 2013, we entered into the following key transactions:

•
acquired The Peabody in Orlando, Florida for a purchase price of approximately $716 million. The hotel was subsequently rebranded the Hyatt Regency Orlando and is our first large convention hotel presence in the Orlando market;

•
acquired the remaining 70% interest in the entity that owns the Grand Hyatt San Antonio hotel for a purchase price of $16 million. We previously held a 30% interest in the hotel and accounted for the hotel as an unconsolidated hospitality venture under the equity method. As part of the purchase, we repaid $44 million of mezzanine debt and consolidated $200 million of outstanding bonds that were held at the hospitality venture;

•	acquired The Driskill hotel in Austin, Texas for a purchase price of approximately $85 million;

•
invested $325 million in Playa, a company that has been formed to own, operate and develop all inclusive resorts, which represented $271 million and $54 million of preferred and common shares, respectively;

•
sold seven full service properties for $497 million, net of closing costs, including two Andaz branded properties, three Hyatt branded properties, and two Hyatt Regency branded properties. We entered into either long-term management agreements or long-term franchise agreements with the owners of each of these properties; and

•	sold four select service properties for a combined $68 million, net of closing costs. We entered into long-term management agreements with the purchasers of each of these hotels.
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

•
sold seven Hyatt Place properties and one Hyatt House property for an aggregate amount of approximately $87 million, net of closing costs. In conjunction with the sale, we entered into a long-term management agreement for each property with the third-party purchaser of the hotels; and

•
sold our interest in two joint ventures classified as equity method investments, which were included in our owned and leased segment, to a third party for an aggregate amount of $52 million. Each venture owns a hotel that we currently manage. At the time of the sale we signed agreements with the third party purchaser to extend our existing management agreements for the hotels owned by the ventures by ten years.

In 2011, we entered into the following key transactions:

•	acquired from LodgeWorks 20 hotels, branding, management and franchising rights to an additional four hotels, and other assets for a total purchase price of approximately $661 million;

•
acquired three Woodfin Suites properties in California for a total purchase price of approximately $77 million. We rebranded them as Hyatt Summerfield Suites, and subsequently as Hyatt House hotels; and

•
sold six Hyatt Place and two Hyatt Summerfield Suites properties to a new joint venture that a subsidiary of the Company formed with a third party. The properties were sold for a combined sale price of $110 million, or $90 million net of our $20 million contribution to the new joint venture. In conjunction with the sale, we entered into a long-term franchise agreement for each property with the joint venture.

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

Results of Operations
Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
Consolidated Results

(In millions, except percentages)	Year Ended December 31,
	2013	2012	Better / (Worse)
REVENUES:
Total revenues	$4,184	$3,949	$235	6%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	1,629	1,549	(80)	(5)%
Depreciation and amortization	345	353	8	2%
Other direct costs	32	29	(3)	(10)%
Selling, general, and administrative	323	316	(7)	(2)%
Other costs from managed properties	1,622	1,543	(79)	(5)%
Direct and selling, general, and administrative expenses	3,951	3,790	(161)	(4)%
Net gains and interest income from marketable securities held to fund operating programs	34	21	13	62%
Equity losses from unconsolidated hospitality ventures	(1)	(22)	21	95%
Interest expense	(65)	(70)	5	7%
Gains on sales of real estate	125	—	125	100%
Asset impairments	(22)	—	(22)	(100)%
Other income, net	17	7	10	143%
INCOME BEFORE INCOME TAXES	321	95	226	238%
PROVISION FOR INCOME TAXES	(116)	(8)	(108)	(1,350)%
NET INCOME	205	87	118	136%
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2	1	1	100%
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$207	$88	$119	135%
Revenues.    Consolidated revenues in the year ended December 31, 2013 increased $235 million, or 6%, compared to the year ended December 31, 2012, including $2 million in net favorable currency effects and a $79 million increase in other revenues from managed properties.
Other revenues from managed properties includes an increase of $12 million resulting from changes in the value of the underlying assets for our benefit programs funded through rabbi trusts for the year ended December 31, 2013 compared to the year ended December 31, 2012. These gains are offset in other costs from managed properties, thus having no net impact to our earnings. Excluding this amount, other revenues from managed properties increased $67 million, or 4%, in the year ended December 31, 2013 compared to the year ended December 31, 2012. This increase in other revenues from managed properties was due to a higher volume of reimbursements paid to us by our managed properties, which was driven in part by new hotel openings and owned hotels that have been sold subject to long-term management agreements.
Owned and leased hotels revenues increased $121 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Comparable owned and leased hotels revenue increased $96 million over the same period, which includes net favorable currency effects of $5 million. The increase was primarily driven by increased revenues from hotels in the United States, which benefited from higher average daily rates and growth in food and beverage revenues. Non-comparable owned and leased hotels revenue increased $25 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, which includes $1 million in net favorable currency effects. The non-comparable increase was due primarily to three new wholly owned full service hotels acquired in 2013, a full year of contribution from two properties acquired in 2012, and the opening of one leased property in 2012, partially offset by 11 hotels sold during 2013 and eight hotels sold in 2012.
We also experienced a $35 million increase in management and franchise fee revenues for the year ended December 31, 2013 compared to the same period in 2012, which includes net unfavorable currency impacts of $4 million. Included in consolidated management fees for the year ended December 31, 2013 were base management fees of $163 million, a 6%

increase from 2012, incentive management fees of $100 million, a 3% increase from 2012, franchise fees of $48 million, a 30% increase from 2012 and other fee revenue of $31 million, a 63% increase from 2012. The increases in management fees were primarily driven by increases in base management and incentive fees from hotels newly converted to Hyatt brands in EAME/SW Asia and increased average daily rates in the Americas. The increase in franchise fees is partially driven by new and converted hotels in the Americas. Included in the increase in other fee revenue was a $12 million termination fee received in 2013 and a $2 million increase in the amortization of deferred gains from hotels sold subject to a management agreement.
Other revenues, which includes the revenues of our vacation ownership business and the results of our co-branded credit card, were flat during the year ended December 31, 2013 compared to the year ended December 31, 2012. The table below provides a breakdown of revenues by segment for the years ended December 31, 2013 and 2012.
For further discussion of segment revenues for the periods presented, please refer to “—Segment Results.”

(in millions, except percentages)	Year Ended December 31,
	2013	2012	Better / (Worse)
Owned and leased hotels	$2,142	$2,021	$121	6.0%
Americas management and franchising	1,774	1,712	62	3.6%
ASPAC management and franchising	157	129	28	21.7%
EAME/SW Asia management	117	92	25	27.2%
Corporate and other	99	93	6	6.5%
Eliminations	(105)	(98)	(7)	(7.1)%
Consolidated revenues	$4,184	$3,949	$235	6.0%
Owned and leased hotels expense.    Expenses for owned and leased hotels increased by $80 million in the year ended December 31, 2013 compared to the year ended December 31, 2012. Comparable owned and leased hotels expense increased $56 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, largely attributable to higher compensation, health insurance and employment related costs, rent expense and real estate taxes. Non-comparable owned and leased hotels expense increased $18 million in the year ended December 31, 2013 as compared to the year ended December 31, 2012 due to three new wholly owned full service hotels acquired in 2013, a full year of contribution from two properties acquired in 2012, and the opening of one leased property in 2012, partially offset by 11 hotels sold during 2013 and eight hotels sold in 2012. Additionally, expenses recognized with respect to our employee benefit programs funded through rabbi trusts increased $6 million driven by the performance of the underlying invested assets during the year ended December 31, 2013 as compared to the year ended December 31, 2012. Changes in these expenses are fully offset to the account net gains and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.
Depreciation and amortization expense.    Depreciation and amortization expense decreased by $8 million in the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease was driven by depreciation and amortization at our comparable hotels which decreased $10 million in 2013 as compared to 2012 primarily due to a decrease of $6 million in accelerated amortization of an intangible asset and a reduction in depreciation expense at certain select service hotels. Non-comparable hotel depreciation and amortization expense increased $2 million in 2013 as compared to 2012 due primarily to hotels acquired or newly opened during the comparable periods partially offset by hotels sold in 2013 and 2012.
Other direct costs.    Other direct costs, which represent costs associated with our vacation ownership operations and our co-branded credit card, increased by $3 million in the year ended December 31, 2013 compared to the year ended December 31, 2012. Direct costs of our co-branded credit card increased $3 million primarily due to program growth in the year ended December 31, 2013 compared to the year ended December 31, 2012. Direct costs of our vacation ownership operations remained flat in the year ended December 31, 2013 compared to the year ended December 31, 2012.
Selling, general and administrative expenses.    Selling, general and administrative costs increased by $7 million or 2% in the year ended December 31, 2013 compared to the year ended December 31, 2012. Included in selling, general and administrative expenses is the financial performance of the investment securities held in rabbi trusts to fund certain benefit programs. The financial performance of these investments resulted in an increase in costs of $11 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. These expenses are offset in net gains and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.
Excluding the rabbi trust amounts, selling, general and administrative costs decreased $4 million, or 1%, in the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease was largely due a $2 million reduction in taxes, primarily due to franchise taxes and business and occupation taxes incurred in 2012 that did not recur in 2013, lower marketing spend of $2 million and a reduction in bad debt expense of $2 million. These decreases were partially offset by increases in payroll and related expenses and professional fees.
Net gains and interest income from marketable securities held to fund operating programs.  Net gains and interest income from marketable securities held to fund operating programs includes securities held to fund our benefit programs funded through rabbi trusts and securities held to fund our Hyatt Gold Passport program. These securities in total generated a net gain of $34 million for the year ended December 31, 2013 and a net gain of $21 million for the year ended December 31, 2012. Marketable securities held to fund our benefit programs funded through rabbi trusts resulted in a net gain of $35 million in the year ended December 31, 2013 compared to the net gain of $18 million in the year ended December 31, 2012. This change was driven by the market performance of the underlying securities. The gains or losses on securities held in the rabbi trusts offset our owned and leased hotels expense for our hotel staff and selling, general and administrative expenses for our corporate staff and personnel supporting our business segments, having no net impact on our earnings. Of the $17 million change in the underlying securities, $11 million was offset in selling, general and administrative expenses and $6 million was offset in owned and leased hotel expenses. Marketable securities held to fund our Hyatt Gold Passport program and related to our owned and leased hotels, generated a net loss of $1 million in the year ended December 31, 2013 compared to a net gain of $3 million for the year ended December 31, 2012. The gains and losses on securities held to fund our Hyatt Gold Passport program and related to our owned and leased hotels are offset by corresponding changes to our owned and leased hotel revenues, thus having no net impact on our earnings.
Equity losses from unconsolidated hospitality ventures.  Equity losses from unconsolidated hospitality ventures were $1 million and $22 million for the years ended December 31, 2013 and December 31, 2012, respectively. During 2013, we recorded impairment charges of $3 million related to our interest in two hospitality ventures and one vacation ownership property. During 2012, we recorded impairment charges of $19 million related to our interest in two hospitality ventures and one vacation ownership property. The remaining increase for the year ended December 31, 2013 was primarily due to a $9 million increase in distributions, an $8 million gain in connection with the sale of residential properties, and higher earnings generated by hospitality venture properties. These increases were partially offset by increased pre-opening costs for a hotel in Hawaii that opened in 2013 and an increase in interest, taxes and depreciation expense at certain hospitality ventures.
Interest expense.    Interest expense decreased by $5 million in the year ended December 31, 2013 compared to the year ended December 31, 2012. The reduction in interest expense was primarily due to an increase in capitalized interest for construction in progress. Additionally, the impact of our debt transactions in the second quarter of 2013 reduced our interest expense following the redemption of our 2015 Notes, the partial tender of our 2019 Notes and the issuance of our 2023 Notes.
Gains on sales of real estate. During 2013, we sold the Hyatt Fisherman’s Wharf, Hyatt Santa Barbara, and Hyatt Regency Denver Tech to unrelated third parties for a combined sale price of $219 million, net of closing costs, resulting in a pre-tax gain of $125 million. We entered into long-term franchise agreements for each of these properties and therefore recognized the full gain on sale of real estate in our consolidated statements of income in the period of sale. There were no gains on sales of real estate in the period ended December 31, 2012.
Asset impairments. Asset impairments are recorded as necessary, based on our regular evaluation of assets for impairment. We recorded $22 million in asset impairments for the year ended December 31, 2013 compared to no asset impairments in the year ended December 31, 2012. The $22 million impairment charge in 2013 included an $11 million write-off of contract acquisition costs in conjunction with an acquisition within our Americas management and franchising segment and an $11 million impairment of property and equipment within our owned and leased hotels segment.

Other income, net.    Other income, net, increased by $10 million in the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to the favorable impact of cost method investment income and a gain on the sale of artwork, partially offset by debt settlement costs and a charitable contribution to Hyatt Thrive Foundation. The table below provides a breakdown of other income, net for the years ended December 31, 2013 and December 31, 2012, respectively:

(in millions)	Year Ended December 31,
	2013	2012	Better / (Worse)
Interest income	$17	$23	$(6)
Cost method investment income (1)	50	1	49
Gains on other marketable securities (2)	2	17	(15)
Impairment of held-to-maturity investment (3)	—	(4)	4
Gain on sale of artwork	29	—	29
Charitable contribution to Hyatt Thrive Foundation (4)	(20)	—	(20)
Debt settlement costs (5)	(35)	—	(35)
Foreign currency losses	(5)	(3)	(2)
Provisions on hotel loans (6)	(6)	(4)	(2)
Realignment costs (7)	—	(21)	21
Transaction costs (8)	(10)	(2)	(8)
Other (9)	(5)	—	(5)
Other income, net	$17	$7	$10

(1) During 2013 we received a complete pay off of our preferred equity interest and residual common investment in the partnership that owns the Hyatt Regency New Orleans. We will continue to manage the property under the existing management agreement. See Note 3 to our consolidated financial statements included in this annual report for further detail.
(2) Represents gains on investments in trading securities not used to fund operating programs. See Note 4 to our consolidated financial statements included in this annual report for further detail.
(3) The year ended December 31, 2012 includes a $4 million impairment of a held-to-maturity investment that was recorded in other assets in our consolidated balance sheet. See Note 24 to our consolidated financial statements included in this annual report.
(4) During the year ended December 31, 2013, we funded $20 million to a charitable foundation with the intent that the foundation will fund charitable activities over time. See Note 22 to our consolidated financial statements included in this annual report.
(5) Debt settlement costs primarily represent $40 million in premiums partially offset by a $7 million gain related to the unamortized benefit from the settlement of the interest rate swaps on the 2015 Notes and other non-cash charges. See Note 10 to our consolidated financial statements included in this annual report for further detail.
(6) During 2013 and 2012, we recorded $6 million and $4 million provision, respectively, related to pre-opening loans. See Note 7 to our consolidated financial statements included in this annual report for further detail.
(7) Represents costs incurred as part of the realignment of corporate and regional operations and includes employee separation costs, relocation costs, consulting fees, and legal fees. See Note 22 to our consolidated financial statements included in this annual report.
(8) Transaction costs incurred during the year ended December 31, 2013 primarily represent transaction costs incurred in connection with our investment in Playa, and the acquisitions of the Hyatt Regency Orlando and Grand Hyatt San Antonio. Transaction costs incurred during the year ended December 31, 2012 represent transaction costs incurred primarily to acquire the Hyatt Regency Mexico City and the Hyatt Regency Birmingham. See Note 3 and Note 8 to our consolidated financial statements included in this annual report for further detail.
(9) Includes a loss from a sublease agreement recorded in 2013, a gain from a sublease agreement in 2012, and gains (losses) on asset retirements for each period presented. See Note 11 to our consolidated financial statements included in this annual report for further detail on the sublease agreements.
Provision for income taxes.    Income taxes for the years ended December 31, 2013 and 2012 was a provision of $116 million and $8 million respectively, which resulted in effective income tax rates of 36.2% and 8.3%, respectively.

The effective tax rate for 2013 of 36.2% differs from the U.S. statutory federal income tax rate of 35% primarily due to state tax rates applied to U.S. earnings. This is offset by a $4 million benefit for an adjustment to the opening balance of certain deferred tax assets, a benefit of $3 million (including $1 million in interest) related to the settlement of tax audits and a $4 million benefit relating to changes of statutory rates in some of our foreign jurisdictions. Additional benefits arise from foreign earnings taxed at lower than the U.S. statutory rate.
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
Owned and Leased Hotels.  Revenues increased by $121 million in the year ended December 31, 2013 compared to the year ended December 31, 2012, which included $6 million in net favorable currency impact. Worldwide comparable hotel revenues increased $96 million in 2013 as compared to 2012, of which $84 million was from full service hotels and $12 million was from select service hotels. For the year ended December 31, 2013, revenue growth at our comparable full service and comparable select service owned hotels was largely driven by increased average daily rate, primarily from transient travelers in the United States, compared to the same period in 2012. Our comparable full service owned hotels also experienced increases in group business and food and beverage revenues in the United States. Non-comparable owned and leased hotel revenues increased $25 million in the year ended December 31, 2013 compared to the year ended December 31, 2012, largely due to three new wholly owned full service hotels acquired in 2013, a full year of contribution from two properties acquired in 2012, and the opening of one leased property in 2012, partially offset by 11 hotels sold during 2013 and eight hotels sold in 2012. During the year ended December 31, 2013, we removed seven full service and three select service properties from the comparable owned and leased hotel results and moved them to non-comparable owned and leased hotel results.

	Year Ended December 31,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2013	2012	Better / (Worse)	2013	2012	Change in Occ % pts	2013	2012	Better / (Worse)
Full Service	$161	$152	5.9%	74.7%	73.7%	1.0%	$215	$206	4.5%
Select Service	88	83	5.7%	77.8%	77.6%	0.2%	113	107	5.4%
Total Owned and Leased Hotels	$139	$131	5.9%	75.7%	74.9%	0.8%	$183	$175	4.8%

	Year Ended December 31,
(in millions except percentages)	2013	2012	Better / (Worse)
Segment Revenues	$2,142	$2,021	$121	6.0%
Segment Adjusted EBITDA	$471	$442	$29	6.6%
Adjusted EBITDA increased by $29 million in the year ended December 31, 2013 compared to the year ended December 31, 2012. Adjusted EBITDA at our comparable owned and leased properties increased $28 million in the period ended December 31, 2013 compared to the same period in 2012, largely due to increased average daily rate at our full service and select service hotels in the United States, partially offset by higher compensation and related costs, rent expense, and real estate taxes. Adjusted EBITDA at our non-comparable hotels increased $6 million in the year ended December 31, 2013 compared to the same period in the prior year, primarily due to three new wholly owned full service hotels acquired in 2013, a full year of contribution from two properties acquired in 2012, and the opening of one leased property in 2012, partially offset by 11 hotels sold during 2013 and eight hotels sold in 2012. Adjusted EBITDA at our joint venture hotels decreased $5 million in the year ended December 31, 2013, primarily due to a decline in Adjusted EBITDA resulting from the sale of our ownership interest in two hotels in 2012 and two hotels in 2013 and pre-opening costs for a hotel in Hawaii that opened in 2013. These decreases were partially offset by an increase in Adjusted EBITDA due to our new investment in all inclusive resorts, a new hotel opening in 2013 and improved performance from a hotel that was under renovation in 2012.

Americas management and franchising.    Americas management and franchising total revenues increased by $62 million in the year ended December 31, 2013 compared to the year ended December 31, 2012, which included $1 million in unfavorable net currency impact. Other revenues from managed properties increased $26 million in the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily driven by increases in hotel payroll expenses.
Management, franchise and other fees increased $36 million in the year ended December 31, 2013 compared to the year ended December 31, 2012. This was primarily driven by a $25 million increase in franchise and other fee revenue, largely due to an $11 million increase in termination fees, an $11 million increase in franchise fees partially due to new and converted hotels, and a $2 million increase in the amortization of deferred gains from hotels sold subject to a management agreement. Management fees increased $11 million during the period, of which $6 million was related to incentive fees and $5 million was related to base management fees.
Our full service hotels comparable RevPAR improved 5.6% in the year ended December 31, 2013 compared to the year ended December 31, 2012. The RevPAR increase was primarily driven by growth in transient rate and occupancy. We also experienced slight growth in rate from group business. RevPAR at our select service hotels in the year ended December 31, 2013 increased by 5.2% compared to the year ended December 31, 2012 driven primarily by transient rate growth. During the year ended December 31, 2013, we removed two properties that left the chain in late 2012, one property that left the chain in late 2013, and one property that is undergoing significant renovation from the comparable Americas Full Service systemwide hotels. We removed no properties from the comparable Americas Select Service systemwide hotels.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR			Occupancy			ADR
	2013	2012	Better / (Worse)	2013	2012	Change in Occ % pts	2013	2012	Better / (Worse)
Americas Full Service	$133	$126	5.6%	74.1%	72.9%	1.2%	$179	$172	3.8%
Americas Select Service	82	78	5.2%	76.2%	75.1%	1.1%	108	104	3.7%

Americas management and franchising	Year Ended December 31,
(in millions except percentages)	2013	2012	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$292	$256	$36	14.1%
Other Revenues from Managed Properties	1,482	1,456	26	1.8%
Total Segment Revenues	$1,774	$1,712	$62	3.6%
Segment Adjusted EBITDA	$233	$199	$34	17.1%

Adjusted EBITDA increased by $34 million in the year ended December 31, 2013 compared to the year ended December 31, 2012, which included $1 million unfavorable net currency impact. The increase was primarily due to a $36 million increase in management, franchise and other fees, partially offset by increases in selling, general and administrative expenses. The increases in selling, general and administrative expenses were largely due to increases in professional fees and payroll and related costs.
ASPAC management and franchising.    ASPAC management and franchising total revenues increased by $28 million in the year ended December 31, 2013 compared to the year ended December 31, 2012, which included a $2 million net unfavorable currency impact. Cost reimbursements from managed properties increased $31 million. Management, franchise and other fees decreased $3 million for the year ended December 31, 2013 primarily due to termination fees received in 2012, which did not recur in 2013. Base management fees and incentive fees were flat year over year. RevPAR decreased 2.6% (or increased 1.3%, excluding the unfavorable currency impact) for our comparable systemwide ASPAC full service hotels. Excluding the aforementioned unfavorable net currency impacts, RevPAR was up slightly as most of the region improved year over year. However, this was partially offset by the negative impact of renovations at several of our large managed properties in Asia and declines in Greater China due to an increase in supply. During the year ended December 31, 2013, we removed two properties from the comparable ASPAC full service systemwide hotels due to significant renovations at those properties.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR			Occupancy			ADR
	2013	2012	Better / (Worse)	2013	2012	Change in Occ % pts	2013	2012	Better / (Worse)
ASPAC Full Service	$155	$159	(2.6)%	68.0%	66.9%	1.1%	$227	$237	(4.2)%

ASPAC management and franchising	Year Ended December 31,
(in millions except percentages)	2013	2012	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$83	$86	$(3)	(3.5)%
Other Revenues from Managed Properties	74	43	31	72.1%
Total Segment Revenues	$157	$129	$28	21.7%
Segment Adjusted EBITDA	$50	$46	$4	8.7%
Adjusted EBITDA improved by $4 million in the year ended December 31, 2013 compared to the year ended December 31, 2012, which included $2 million in net unfavorable currency effects. The increase in Adjusted EBITDA for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily driven by a $7 million decrease in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was primarily due to increased bad debt recoveries during 2013, lower payroll and related costs, and lower technology costs.
EAME/SW Asia management.  EAME/SW Asia management total revenues increased $25 million in the year ended December 31, 2013 compared to the year ended December 31, 2012, which included $1 million in net unfavorable currency impact. Other revenues from managed properties increased $16 million for the year ended December 31, 2013 compared to the same period in the prior year. Management and other fees increased $9 million for the year ended December 31, 2013 compared to the same period in the prior year. The increase was driven by a $7 million increase in base fees and a $2 million increase in incentive fees, both primarily due to newly converted hotels in 2013. Comparable systemwide EAME/SW Asia full service RevPAR increased 3.7% (or 5.0% excluding the unfavorable currency impacts). Excluding the net unfavorable currency impact, most areas within the region increased RevPAR, primarily driven by the Middle East and parts of Western Europe. These increases were partially offset by the United Kingdom, which declined due to the Olympics in 2012. The increases in RevPAR are largely due to increased occupancy, primarily from transient growth. During the year ended December 31, 2013, we removed one property from the comparable EAME/SW Asia full service systemwide hotels.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR			Occupancy			ADR
	2013	2012	Better / (Worse)	2013	2012	Change in Occ % pts	2013	2012	Better / (Worse)
EAME/SW Asia Full Service	$149	$144	3.7%	63.6%	60.4%	3.2%	$235	$238	(1.6)%

EAME/SW Asia management	Year Ended December 31,
(in millions except percentages)	2013	2012	Better / (Worse)
Segment Revenues
Management and Other Fees	$72	$63	$9	14.3%
Other Revenues from Managed Properties	45	29	16	55.2%
Total Segment Revenues	$117	$92	$25	27.2%
Segment Adjusted EBITDA	$40	$26	$14	53.8%
Adjusted EBITDA increased by $14 million in the year ended December 31, 2013 compared to the year ended December 31, 2012, which included $1 million in net unfavorable currency effects. The increase in Adjusted EBITDA was partially driven by an increase in management and other fees of $9 million in the year ended December 31, 2013 compared to the year ended December 31, 2012. Additionally, Adjusted EBITDA improved $5 million during the year ended December 31, 2013 compared to the same period in 2012 due to decreases in selling, general and administrative expenses primarily due to lower payroll and related costs, partially offset by unfavorable bad debt expense due to fewer recoveries in 2013 as compared to 2012.
Corporate and other.    Corporate and other includes unallocated corporate expenses, the results of our vacation ownership business, and the results of our co-branded credit card. Revenues increased by $6 million in the year ended

December 31, 2013 compared to the year ended December 31, 2012, which was primarily driven by a $6 million increase in other revenues from managed properties and $4 million in growth of our co-branded credit card program, partially offset by a $4 million decline in vacation ownership revenues.

(in millions except percentages)	Year Ended December 31,
	2013	2012	Better / (Worse)
Corporate and other Revenues	$99	$93	$6	6.5%
Corporate and other Adjusted EBITDA	$(114)	$(107)	$(7)	(6.5)%
Adjusted EBITDA decreased $7 million in the year ended December 31, 2013 compared to the year ended December 31, 2012 as the previously mentioned revenue increases were offset by increases in other costs from managed properties of $6 million, other direct costs of $3 million from our co-branded credit card program, and increased selling, general and administrative costs of $4 million for our unallocated corporate and other expenses. The increases in selling, general and administrative costs were largely driven by higher payroll and related expenses, partially offset by decreased taxes and professional fees in the current year.
Eliminations.    Eliminations of $105 million and $98 million for the year ended December 31, 2013 and 2012, respectively, primarily represent fees charged by our management and franchising segments to our owned and leased hotels for managing their operations.

Non-GAAP Measure Reconciliation
The following table sets forth Adjusted EBITDA by segment for the years ended December 31, 2013 and 2012. For a discussion of our definition of Adjusted EBITDA, how we use it, why we present it and material limitations on its usefulness, see “—Key Business Metrics Evaluated by Management.”

(in millions, except percentages)	Year Ended December 31,
	2013	2012	Better / (Worse)
Owned and leased hotels	$471	$442	$29	6.6%
Americas management and franchising	233	199	34	17.1%
ASPAC management and franchising	50	46	4	8.7%
EAME/SW Asia management	40	26	14	53.8%
Corporate and other	(114)	(107)	(7)	(6.5)%
Consolidated Adjusted EBITDA	$680	$606	$74	12.2%
The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation in the years ended December 31, 2013 and 2012:

(in millions)	Year Ended December 31,
	2013	2012
Adjusted EBITDA	$680	$606
Equity losses from unconsolidated hospitality ventures	(1)	(22)
Gains on sales of real estate	125	—
Asset impairments	(22)	—
Other income, net	17	7
Net loss attributable to noncontrolling interests	2	1
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(68)	(73)
EBITDA	733	519
Depreciation and amortization	(345)	(353)
Interest expense	(65)	(70)
Provision for income taxes	(116)	(8)
Net income attributable to Hyatt Hotels Corporation	$207	$88

Results of Operations
Year Ended December 31, 2012 Compared with Year Ended December 31, 2011
Consolidated Results

(In millions, except percentages)	Year Ended December 31,
	2012	2011	Better / (Worse)
REVENUES:
Total revenues	$3,949	$3,698	$251	7%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	1,549	1,468	(81)	(6)%
Depreciation and amortization	353	305	(48)	(16)%
Other direct costs	29	24	(5)	(21)%
Selling, general, and administrative	316	283	(33)	(12)%
Other costs from managed properties	1,543	1,465	(78)	(5)%
Direct and selling, general, and administrative expenses	3,790	3,545	(245)	(7)%
Net gains and interest income from marketable securities held to fund operating programs	21	2	19	950%
Equity earnings (losses) from unconsolidated hospitality ventures	(22)	4	(26)	(650)%
Interest expense	(70)	(57)	(13)	(23)%
Losses on sales of real estate	—	(2)	2	100%
Asset impairments	—	(6)	6	100%
Other income (loss), net	7	(11)	18	164%
INCOME BEFORE INCOME TAXES	95	83	12	14%
(PROVISION) BENEFIT FOR INCOME TAXES	(8)	28	(36)	(129)%
NET INCOME	87	111	(24)	(22)%
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1	2	(1)	(50)%
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$88	$113	$(25)	(22)%
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
Owned and leased hotels revenues increased $142 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Comparable owned and leased hotel revenue increased $73 million over the same period, which includes net unfavorable currency effects of $18 million. The increase was primarily driven by increased revenues from the hotels in the United States that were under significant renovation in the prior year. Noncomparable owned and leased hotels revenue increased $69 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The noncomparable increase was due primarily to a full year of contribution from the acquisition of 23 properties during 2011, two properties acquired in 2012 and the opening of one leased property in 2012, partially offset by 11 hotels that were sold or otherwise left the chain during 2011 and eight hotels sold in 2012.
We also experienced a $19 million increase in management and franchise fee revenues for the year ended December 31, 2012 compared to the same period in 2011, which includes net unfavorable currency impacts of $3 million. Included in consolidated management fees for the year ended December 31, 2012 were base management fees of $154 million, a 7%

increase from 2011, incentive management fees of $97 million, which were flat compared to 2011, franchise fees of $37 million, a 19% increase from 2011 and other fee revenues of $19 million, a 12% increase from 2011. The increase in hotel revenue and fees was primarily driven by increases in average daily rate, as Americas transient rates increased compared to the prior year and occupancy was near historically high levels.
Other revenues, which includes the revenues of our vacation ownership business and the results of our co-branded credit card, increased $12 million from 2011. The table below provides a breakdown of revenues by segment for the years ended December 31, 2012 and 2011.
For further discussion of segment revenues for the periods presented, please refer to “—Segment Results.”

(in millions, except percentages)	Year Ended December 31,
	2012	2011	Better / (Worse)
Owned and leased hotels	$2,021	$1,879	$142	7.6%
Americas management and franchising	1,712	1,615	97	6.0%
ASPAC management and franchising	129	113	16	14.2%
EAME/SW Asia management	92	92	—	—%
Corporate and other	93	82	11	13.4%
Eliminations	(98)	(83)	(15)	(18.1)%
Consolidated revenues	$3,949	$3,698	$251	6.8%
Owned and leased hotels expense.    Expenses for owned and leased hotels increased by $81 million in the year ended December 31, 2012 compared to the year ended December 31, 2011. Comparable owned and leased hotels expense increased $51 million for the year ended December 31, 2012 compared to the year ended December 31, 2011, largely attributable to higher compensation and related costs. Noncomparable owned and leased hotels expense increased $24 million in the year ended December 31, 2012 as compared to the year ended December 31, 2011 as increases in expenses attributable to a full year of contribution from the 23 hotels purchased in 2011, two hotels purchased in 2012, and one leased hotel opened in 2012 were partially offset by reduced expenses attributable to the 11 properties which were sold or otherwise left the chain in 2011 and eight properties sold in 2012. Additionally, expenses recognized with respect to our employee benefit programs funded through rabbi trusts increased $6 million driven by the performance of the underlying invested assets during the year ended December 31, 2012 as compared to the year ended December 31, 2011. Changes in these expenses are fully offset to net gains and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.
Depreciation and amortization expense.    Depreciation and amortization expense increased by $48 million in the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase was driven by depreciation and amortization at our noncomparable hotels which increased $41 million in 2012 as compared to 2011 primarily due to our acquisitions in the latter half of 2011. Comparable hotels depreciation and amortization expense increased $7 million in 2012 as compared to 2011 primarily due to accelerated amortization of an intangible asset.
Other direct costs.    Other direct costs, which represent costs associated with our vacation ownership operations and our co-branded credit card, increased by $5 million in the year ended December 31, 2012 compared to the year ended December 31, 2011. Direct costs of our vacation ownership operations increased $3 million. Direct costs of our co-branded credit card increased $2 million primarily due to growth of the program in the year ended December 31, 2012 compared to the year ended December 31, 2011.
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
Excluding the rabbi trust amounts, selling, general and administrative costs increased $19 million, or 7%, in the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase was driven by bad debt expense that was $6 million greater in 2012 as we had $2 million in higher expenses and a $4 million benefit in the comparative prior year period, primarily from greater recoveries in the prior year. During the year ended December 31, 2012 compared to the year ended December 31, 2011, compensation and related expenses increased $3 million primarily due to additional development resources and related staff added over the course of 2011 for which we had a full year of expense in 2012. Additionally, professional fees increased $3 million primarily due to legal fees, and sales and marketing expenses increased $2 million due primarily to our vacation ownership business. The remaining increase of $5 million is due primarily to franchise taxes and business and occupation taxes.
Net gains and interest income from marketable securities held to fund operating programs.  Net gains and interest income from marketable securities held to fund operating programs includes securities held to fund our benefit programs funded through rabbi trusts and securities held to fund our Hyatt Gold Passport program. These securities in total generated a net gain of $21 million for the year ended December 31, 2012 and a net gain of $2 million for the year ended December 31, 2011. Marketable securities held to fund our benefit programs funded through rabbi trusts resulted in a net gain of $18 million in the year ended December 31, 2012 compared to the net loss of $2 million in the year ended December 31, 2011. This change was driven by the market performance of the underlying securities. The gains or losses on securities held in the rabbi trusts offset our owned and leased hotels expense for our hotel staff and selling, general and administrative expenses for our corporate staff and personnel supporting our business segments, having no net impact on our earnings. Of the $20 million change in the underlying securities, $14 million was offset in selling, general and administrative expenses and $6 million was offset in owned and leased hotel expenses. Marketable securities held to fund our Hyatt Gold Passport program and related to our owned and leased hotels, generated a net gain of $3 million in the year ended December 31, 2012 compared to a net gain of $4 million for the year ended December 31, 2011. The gains and losses on securities held to fund our Hyatt Gold Passport program and related to our owned and leased hotels were offset by corresponding changes to our owned and leased hotel revenues, thus having no net impact on our earnings.
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
Asset impairments.    Asset impairments are recorded as necessary, based on our regular evaluation of assets for impairment. There were no impairments in the year ended December 31, 2012 recorded in asset impairments in our consolidated statements of income compared to $6 million recorded in asset impairments for the year ended December 31, 2011. The $6 million impairment charge in 2011 was primarily due to an impairment of inventory for our vacation ownership business related to a change in management's assumptions regarding future sales volume and pricing of unsold vacation ownership intervals. In three of these vacation ownership properties, our ownership interest was less than 100%. As a result, $1 million of this impairment charge was attributable to our partners and reflected in net loss attributable to noncontrolling interest, resulting in a net total impairment charge attributable to Hyatt Hotels Corporation of $5 million in the year ended December 31, 2011.

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

(in millions)	Year Ended December 31,
	2012	2011	Better / (Worse)
Interest income	$23	$23	$—
Gains (losses) on other marketable securities (1)	17	(13)	30
Impairment of held-to-maturity investment (2)	(4)	—	(4)
Foreign currency losses	(3)	(5)	2
Provisions on hotel loans (3)	(4)	(4)	—
Realignment costs (4)	(21)	—	(21)
Transaction costs (5)	(2)	(5)	3
Other (6)	1	(7)	8
Other income (loss), net	$7	$(11)	$18

(1)	Represents gains (losses) on investments in trading securities not used to fund operating programs.

(2)	The year ended December 31, 2012 includes a $4 million impairment of a held-to-maturity investment that was recorded in other assets in our consolidated balance sheet.

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

(Provision) benefit for income taxes.    Income taxes for the years ended December 31, 2012 and 2011 was a provision of $8 million and a benefit of $28 million respectively, which resulted in effective income tax rates of 8.3% and (33.9)%, respectively.
The effective tax rate for 2012 of 8.3% differed from the U.S. statutory federal income tax rate of 35% primarily due to benefits relating to foreign tax credits of $26 million, settlement of state tax matters of $6 million, interest expense on the treatment for expensing certain renovation costs in prior years of $6 million, and $3 million for reductions in foreign statutory tax rates. These benefits are partially offset by $7 million resulting from a reduction in the deferred tax assets of certain non-consolidated investments and approximately $8 million (including $3 million in interest and penalties) for uncertain tax positions in foreign jurisdictions.
The effective tax rate for 2011 of (33.9)% differed from the U.S. statutory federal income tax rate of 35% primarily due to a benefit of $30 million related to foreign tax credits generated by a deemed distribution from foreign subsidiaries, a benefit of $17 million related to a settlement of a tax issue in a foreign jurisdiction and the release of a valuation allowance of $13 million against certain foreign net operating losses. In addition, the effective rate was further reduced by taxes at rates below the U.S. rate at our foreign-based operations. These items are offset by $13 million of net increases to our domestic uncertain positions (inclusive of interest and penalties).

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
During 2012, we completed a realignment of our organization in order to enhance organizational effectiveness and adaptability. As a result of these changes, we reevaluated our operating segments and have changed from three reportable segments to four reportable segments. The segment results presented here have been recast to show our full year 2011 results as if our new operating structure had existed in those periods.
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

	Year Ended December 31,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2012	2011	Better / (Worse)	2012	2011	Change in Occ % pts	2012	2011	Better / (Worse)
Full Service	$152	$142	7.1%	74.5%	71.1%	3.4%	$204	$199	2.1%
Select Service	75	71	6.6%	77.6%	77.5%	0.1%	97	91	6.5%
Total Owned and Leased Hotels	$135	$126	7.0%	75.2%	72.5%	2.7%	$180	$174	3.2%

	Year Ended December 31,
(in millions except percentages)	2012	2011	Better / (Worse)
Segment Revenues	$2,021	$1,879	$142	7.6%
Segment Adjusted EBITDA	$442	$400	$42	10.5%
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
Americas management and franchising.    Americas management and franchising revenues increased by $97 million in the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to increased other revenues from managed properties of $64 million. The increase in costs reimbursements from managed properties was primarily driven by increases in hotel payroll expense, partially due to hotel openings and newly converted hotels. Management and franchise fees increased $33 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 due to increased base fees of $17 million, increased franchise fees and other revenues of $9 million, and increased incentive fees of $7 million. Of the $33 million improvement in total Americas management and franchise fees, comparable systemwide Americas management and franchise fees increased $19 million in the year ended December 31, 2012, compared to the year ended December 31, 2011.
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
ASPAC management and franchising.  ASPAC management and franchising revenues increased by $16 million in the year ended December 31, 2012 compared to the year ended December 31, 2011, which included an insignificant amount in net favorable currency impact. Management and franchise fees increased $5 million for the year ended December 31, 2012, which included a $3 million increase in incentive fees, a $1 million increase in base management fees, and a $1 million increase in franchise and other revenues. Of the $5 million increase in total management and franchise fees, comparable systemwide ASPAC fees increased $4 million, which includes an insignificant net unfavorable currency impact in the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in comparable fees is due primarily to a 6.7% increase (or 6.9% increase, excluding the unfavorable currency impact) in RevPAR for our comparable systemwide ASPAC full service hotels. This RevPAR improvement was primarily the result of increased average daily rates across all areas in the region except certain parts of China. Further, particular areas such as Japan, Australia, Hong Kong, and Macau, had strong fee increases. During the year ended December 31, 2012, we removed two properties from the comparable ASPAC full service systemwide hotels.

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
Adjusted EBITDA increased by $6 million in the year ended December 31, 2012 compared to the year ended December 31, 2011, which included insignificant net unfavorable currency effects. The increase in Adjusted EBITDA for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily driven by $5 million in increased management and franchise fees and decreased compensation and related expenses of $2 million. Partially offsetting these improvements was an increase in bad debt expense of $1 million during the year ended December 31, 2012 as compared to the same period in 2011.
EAME/SW Asia management.  EAME/SW Asia management revenues were flat in the year ended December 31, 2012 compared to the year ended December 31, 2011, which included $3 million in net unfavorable currency impact. Management and other fees decreased $4 million (or $1 million excluding the unfavorable currency impacts) for the year ended December 31, 2012, which was driven primarily by activity at our comparable hotels. The $4 million decrease in management and other fees includes a $3 million decrease in incentive fees and a $1 million decrease in other fees. Comparable systemwide EAME/SW Asia full service RevPAR decreased 2.9% (or 2.5% increase, excluding the unfavorable currency impacts). Both average daily rate on a constant currency basis and occupancy improved in the year ended December 31, 2012 compared to the year ended December 31, 2011. On a constant currency basis, the region had strong results in the United Kingdom due to the Olympic Games as well as in France, Germany, and Turkey. These gains were partially offset by negative pressure from economic and political volatility in parts of Europe, the Middle East, and India. There were no properties removed from the comparable EAME/SW Asia full service hotels portfolio during the year ended December 31, 2012.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR			Occupancy			ADR
	2012	2011	Better / (Worse)	2012	2011	Change in Occ % pts	2012	2011	Better / (Worse)
EAME/SW Asia Full Service	$149	$154	(2.9)%	61.9%	60.8%	1.1%	$241	$253	(4.5)%

EAME/SW Asia management	Year Ended December 31,
(in millions except percentages)	2012	2011	Better / (Worse)
Segment Revenues
Management and Other Fees	$63	$67	$(4)	(6.0)%
Other Revenues from Managed Properties	29	25	4	16.0%
Total Segment Revenues	$92	$92	$—	—%
Segment Adjusted EBITDA	$26	$34	$(8)	(23.5)%
Adjusted EBITDA decreased by $8 million in the year ended December 31, 2012 compared to the year ended December 31, 2011, which included $2 million in net unfavorable currency effects. The decrease in Adjusted EBITDA was partially driven by a decrease in management and other fees of $4 million in the year ended December 31, 2012 compared to the same period in 2011. Additionally, Adjusted EBITDA declined during the year ended December 31, 2012 due to bad debt expense that was $3 million greater in 2012, as we had a $1 million benefit in the year ended December 31, 2012 and a $4 million benefit in the comparative prior year period, primarily from greater recoveries in the prior year. Additionally, legal fees increased $1 million in the year ended December 31, 2012 as compared to the same period in 2011.
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
Adjusted EBITDA decreased $4 million in the year ended December 31, 2012 compared to the year ended December 31, 2011 as the previously mentioned revenue increases were offset by an increase in selling, general, and administrative expenses for our unallocated corporate and other expenses of $11 million. This increase in selling, general, and administrative expenses was primarily due to compensation and related expense increases for our unallocated corporate personnel of $5 million and sales and marketing expense increases of $5 million primarily for our vacation ownership business. Additionally, other direct costs increased $5 million in the year ended December 31, 2012 as compared to the same period in 2011, related to an increase in direct costs for our vacation ownership business of $3 million and for our co-branded credit card of $2 million, respectively.

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

Inflation
We do not believe that inflation had a material effect on our business in 2013, 2012 or 2011.
Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments and cash generated from our operations. As part of our business strategy we also recycle capital by using net proceeds from dispositions to support our acquisitions and new investment opportunities. When appropriate, we borrow cash under our revolving credit facility or from other third party sources, and may also raise funds by issuing debt or equity securities as necessary. We maintain a cash investment policy that emphasizes preservation of capital. We had cash and cash equivalents and short-term investments of $484 million and $927 million at December 31, 2013 and 2012, respectively. We believe that our cash position, short-term investments and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives in the foreseeable future.
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
Recent Transactions Affecting Our Liquidity and Capital Resources
In February 2014, we entered into a definitive purchase and sale agreement to sell 9 select service hotels and 1 full service hotel for approximately $313 million to RLJ Lodging Trust. During 2014, we also anticipate exercising the option in our lease agreement to purchase the Hyatt Regency Grand Cypress for $190 million. Additionally, through an unconsolidated hospitality venture we are committed to purchase a hotel within a to-be completed building in New York City for a total purchase price of approximately $380 million. The hospitality venture will be funded upon the purchase of the hotel, and our share of the purchase price commitment is 66.67% (or approximately $253 million).
In January 2014, we entered into a Second Amended and Restated Credit Agreement with a syndicate of lenders that provides for a $1.5 billion senior unsecured revolving credit facility that matures in January 2019. This restated our existing $1.5 billion facility which was scheduled to mature in September 2016. For a detailed discussion of the revolving credit facility, see “—Revolving Credit Facility.”
During 2013, our Board of Directors authorized the repurchase of up to $400 million of the Company's common stock. During the year ended December 31, 2013, we repurchased $275 million of the Company's common stock. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. See Note 17 for details of our 2013 and 2012 share repurchase plans, including our most recent repurchase authorization, which was announced on October 30, 2013.
During the year ended December 31, 2013, we entered into management agreements and a related performance guarantee with a third party that acquired four hotels in France. The performance guarantee does not have an annual cap and the maximum total commitment under the performance guarantee at inception is €377 million, or $519 million, using exchange rates as of December 31, 2013. We became subject to the guarantee in 2013 with the conversion of the hotels to Hyatt management. Our current expectation is that any payment under the performance guarantee in 2014 would not be significant. See Note 16 to our consolidated financial statements for further information.
During the year ended December 31, 2013, we redeemed our outstanding 2015 Notes, which had an aggregate principal amount of $250 million outstanding. In accordance with the terms of the 2015 Notes, the redemption price was $278 million. During the year ended December 31, 2013, we also completed a cash tender offer to repurchase any and all of our outstanding 2019 Notes. Prior to the repurchase, we had an aggregate principal amount of $250 million of 2019 Notes outstanding, of which $54 million was repurchased. An early tender premium of $12 million was paid in relation to the purchase, resulting in a $66 million total cash outflow related to the tender offer. The remaining $196 million of the 2019 Notes remains on our balance sheet subject to the original terms of the note agreement. In addition, during the year ended December 31, 2013, we issued $350 million of 3.375% Senior Notes due 2023. We received net proceeds of $345 million from the sale of these notes, after deducting discounts and offering expenses of approximately $3 million.
During the year ended December 31, 2013, we announced that a wholly owned Hyatt subsidiary closed on its investment in Playa, a company that was formed to own, operate and develop all inclusive resorts. Hyatt invested a total of $325 million in Playa during the year ended December 31, 2013 in return for preferred and common shares. See Note 3 to our consolidated financial statements for further information.
During the year ended December 31, 2013, we acquired the hotel formerly known as The Peabody Orlando in a like-kind exchange transaction, for approximately $716 million. The hotel has subsequently been rebranded as Hyatt Regency Orlando. See Note 8 to our consolidated financial statements for further information.
During the year ended December 31, 2013, we purchased the remaining 70% interest in the entity that owns the Grand Hyatt San Antonio from our venture partner for a purchase price of $16 million and repaid $44 million of mezzanine debt and consolidated $200 million of outstanding bonds that were held at the hospitality venture. See Note 8 to our consolidated financial statements for further information.
During 2013, we sold seven full service properties for $497 million, net of closing costs. We entered into either long-term management agreements or long-term franchise agreements with the owners of the properties.
During 2013, we sold four select service properties for cash proceeds of $68 million, net of closing costs. We entered into long-term management agreements with the purchaser of the hotels.
During 2012, we acquired all of the outstanding shares of capital stock of a company that owned a full service hotel in Mexico City, Mexico. The total purchase price was approximately $202 million and as part of the purchase, we acquired cash and cash equivalents of $12 million, resulting in a net purchase price of $190 million.

In August 2012 our Board of Directors approved a share repurchase of up to $200 million of the Company's common stock. In accordance with the authorization, in 2012 the Company repurchased $136 million of Class A common stock, excluding related expenses.
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
In August 2011, we issued $250 million of 3.875% senior notes due 2016 (the "2016 Notes") and $250 million of 5.375% senior notes due 2021 (the "2021 Notes"). See “—Senior Notes.” We intend to use the proceeds for general corporate purposes.
In May 2011, we repurchased 8,987,695 shares of our outstanding Class B common stock for approximately $396 million.
Sources and Uses of Cash
At December 31, 2013, we had cash and cash equivalents of $454 million compared to cash and cash equivalents of $413 million at December 31, 2012 and $534 million at December 31, 2011.

	Year Ended December 31,
(in millions)	2013	2012	2011
Cash provided by (used in):
Operating activities	$456	$499	$393
Investing activities	(147)	(489)	(1,015)
Financing activities	(264)	(124)	56
Effects of changes in exchange rate on cash and cash equivalents	(4)	(7)	(10)
Net change in cash and cash equivalents	$41	$(121)	$(576)
As of December 31, 2013, we have determined that undistributed net earnings of $329 million of certain foreign subsidiaries would be indefinitely reinvested in operations outside the United States. These earnings could become subject to additional taxes if remitted as dividends, loaned to a U.S. affiliate, or if we sold our interest in the affiliates; the resulting U.S. income tax liabilities could be offset, in whole or in part, by credits allowable for taxes paid to foreign jurisdictions.
Cash Flows from Operating Activities
Cash flows provided by operating activities totaled $456 million in the year ended December 31, 2013 compared to $499 million in the year ended December 31, 2012. Cash flow from operations was negatively impacted as a large portion of net income in 2013 was driven by investing activities, including the gains on sales of real estate and artwork and negatively impacted by the change in deferred income taxes. The increase in cash attributable to changes in assets and liabilities is primarily driven by the increase in deferred tax liabilities related primarily to the treatment of renovation costs in 2012, partially offset by increased restricted cash related to our captive insurance subsidiary in 2013.
Cash flows provided by operating activities totaled $499 million in the year ended December 31, 2012 compared to $393 million in the year ended December 31, 2011. Cash flow from operations was positively impacted in 2012 by increased cash generated by operating performance across all segments, while 2011 was negatively impacted by an increase in deferred income taxes.
Cash Flows from Investing Activities
Cash flows used in investing activities totaled $147 million, $489 million, and $1,015 million in the years ended December 31, 2013, 2012 and 2011, respectively.
2013 Activity:

•	received a total of $440 million in net proceeds from marketable securities and short-term investments.

•
sold seven full service properties for $497 million, net of closing costs, of which $437 million was classified as restricted cash in anticipation of consummation of a like-kind exchange agreement, of which $363 million has been subsequently released.

•	received proceeds of $277 million related to a mortgage loan receivable.

•
sold four Hyatt Place properties for cash proceeds of $68 million, net of closing costs, of which $23 million was classified as restricted cash in anticipation of consummation of a like-kind exchange agreement which was subsequently released.

•	received $63 million as a return of our preferred equity investment in the entity that owns the Hyatt Regency New Orleans.

•	released $44 million from restricted cash in conjunction with the sale of three Hyatt Place properties in 2012, as a like-kind exchange was not consummated within the allowable time frame.

•
invested a total of $428 million in unconsolidated hospitality ventures, which included $325 million for an investment in Playa and $68 million for an investment in Wailea Hotel and Beach Resort, LLC, related to our commitment to the development of a hotel property in the State of Hawaii.

•
acquired The Peabody in Orlando, Florida for a purchase price of $716 million, which includes $2 million of cash acquired, The Driskill in Austin, Texas for a purchase price of $85 million and the remaining 70% interest in the entity that owns the Grand Hyatt San Antonio hotel for a purchase price of $16 million, which includes $1 million of cash acquired.

•	For the year ended December 31, 2013, capital expenditures were $232 million (see "Capital Expenditures" below).
2012 Activity:

•	acquired the common stock of an entity that owned the Hotel Nikko Mexico in Mexico City, Mexico, for a net purchase price of $190 million.

•	acquired the Hyatt Regency Birmingham in the United Kingdom for a net purchase price of approximately $43 million.

•	sold seven Hyatt Place properties and one Hyatt House property for a combined $87 million, net of closing costs, to an unrelated third party.

•	sold our interest in two equity method investments to a third party for $52 million.

•	For the year ended December 31, 2012, capital expenditures were $301 million (see “Capital Expenditures” below).
2011 Activity:

•
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

•	acquired three select service properties in California for a total purchase price of approximately $77 million.

•	invested a total of $130 million in marketable securities, short-term investments and unconsolidated hospitality ventures.

•
entered into an agreement with a third party to sell eight select service properties for a combined sales price of $110 million ($90 million, net of $20 million contributed to a new joint venture) and we also sold a Company owned airplane for $18 million, net of closing costs.

•	For the year ended December 31, 2011, capital expenditures were $331 million (see “Capital Expenditures” below).
Cash Flows from Financing Activities
Cash flows used by financing activities totaled $264 million and $124 million for the years ended December 31, 2013 and 2012, respectively. Cash flows provided by financing activities were $56 million for the year ended December 31, 2011.
During 2013, we redeemed all of our outstanding 2015 Notes for an aggregate redemption price of $278 million. In addition, we completed a tender offer on our 2019 Notes, of which $66 million in aggregate was paid. In conjunction with the aforementioned debt redemption and tender offer, we issued and sold $350 million of 2023 Notes and received proceeds of $345 million. In conjunction with the purchase of our remaining interest in the entity that owns Grand Hyatt San Antonio, we paid off $44 million of mezzanine debt that was held at the hospitality venture. In addition, the Company repurchased 6,604,768 shares of common stock for an aggregate purchase price of $275 million.
During 2012, the Company repurchased 3,690,282 shares of common stock, for an aggregate purchase price of $136 million. The cash outflows related to the share repurchase were partially offset by $10 million in funds received from a loan to renovate a new select service property.

During 2011, we issued $250 million of 2016 Notes and $250 million of 2021 Notes, which resulted in $494 million in net proceeds, after deducting discounts and offering expenses paid by the Company of approximately $4 million. In addition, we repurchased 8,987,695 shares of Class B common stock for approximately $396 million. Additionally, we received $25 million in proceeds from a loan that we assigned to a newly formed joint venture formed for the purpose of owning and operating the Hyatt Regency Minneapolis. We also had $54 million in debt repayments, primarily related to $53 million used to pay off a 9.26% fixed rate mortgage.
During the years ended December 31, 2013 and 2012, we had no draws on our revolving credit facility, but we drew $30 million (excluding the effects of currency) on a construction loan for the development of a hotel in Brazil during the year ended December 31, 2013.
The following is a summary of our debt to capital ratios as of December 31, 2013 and December 31, 2012:

	December 31,	December 31,
(in millions, except percentages)	2013	2012
Consolidated debt (1)	$1,483	$1,233
Stockholders’ equity	4,769	4,811
Total capital	6,252	6,044
Total debt to total capital	23.7%	20.4%
Consolidated debt (1)	1,483	1,233
Less: Cash and cash equivalents and short-term investments	484	927
Net consolidated debt (cash and short-term investments)	999	306
Net debt to total capital	16.0%	5.1%

(1)
Excludes approximately $672 million and $568 million of our share of unconsolidated hospitality venture indebtedness as of December 31, 2013 and 2012, respectively, substantially all of which is non-recourse to us.

Cash Flows from Discontinued Operations
In 2013, 2012 and 2011 there were no cash flows provided by discontinued operations.
Capital Expenditures
We routinely make capital expenditures to enhance our business. We divide our capital expenditures into maintenance, enhancements to existing properties and investment in new facilities.
During the year ended December 31, 2013, we made total capital expenditures of $232 million, which included $81 million for enhancements to existing properties, $90 million for maintenance, and $61 million for investment in new facilities.
During the year ended December 31, 2012, we made total capital expenditures of $301 million, which included $153 million for enhancements to existing properties, $106 million for maintenance, and $42 million for investment in new facilities.
During the year ended December 31, 2011, we made total capital expenditures of $331 million, $226 million for enhancements to existing properties, $92 million for maintenance, and $13 million for investment in new facilities.
Senior Notes
The following table sets forth the principal, maturity and interest rate of our senior unsecured notes described below (collectively, the "senior notes"). Interest on the senior notes is payable semi-annually.

Description	Principal Amount
3.875% senior notes due 2016	$250,000,000
6.875% senior notes due 2019	$196,000,000
5.375% senior notes due 2021	$250,000,000
3.375% senior notes due 2023	$350,000,000
Total	$1,046,000,000

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
We are in compliance with all applicable covenants under the indenture governing our senior notes as of December 31, 2013.
Revolving Credit Facility
On January 6, 2014, we entered into a Second Amended and Restated Credit Agreement with a syndicate of lenders that amended and restated our prior revolving credit facility to extend the facility's expiration from September 9, 2016 to January 4, 2019. The revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper back-up and permitted investments and acquisitions.
There were no borrowings under the prior revolving credit facility for the years ended December 31, 2013, 2012 and 2011, respectively. There was no outstanding balance on the prior revolving credit facility at December 31, 2013, 2012, and 2011, respectively. We do, however, have $104 million and $105 million in outstanding undrawn letters of credit that we issued under our prior revolving credit facility (and reduced the availability thereunder) as of December 31, 2013 and 2012, respectively. As of December 31, 2013, we had available borrowing capacity of $1.4 billion under our prior revolving credit facility, net of outstanding undrawn letters of credit.
All of our borrowings under our revolving credit facility are guaranteed by substantially all of our material domestic subsidiaries, as defined in the revolving credit facility. All guarantees are guarantees of payment and performance and not of collection. Hotel Investors I, Inc. is an additional borrower under our revolving credit facility.
Interest rates on outstanding borrowings are either LIBOR-based or based on an alternate base rate, with margins in each case based on our credit rating or, in certain circumstances, our credit rating and leverage ratio. As of December 31, 2013, the interest rate for a one month LIBOR borrowing under our prior revolving credit facility would have been 1.543%, or LIBOR, of 0.168%, plus 1.375%.
Borrowings under our revolving credit facility bear interest, at our option, at either one-, two-, three- or six-month LIBOR plus a margin ranging from 0.900% to 1.750% per annum (plus any mandatory costs, if applicable) or the alternative base rate plus a margin ranging from 0.000% to 0.750% per annum, in each case depending on our credit rating by either S&P or Moody’s or, in certain circumstances, our credit rating and leverage ratio. Borrowings under our swingline subfacility will bear interest at a per annum rate equal to the alternate base rate plus the applicable percentage for revolving loans that are alternate base rate loans. We are also required to pay letter of credit fees with respect to each letter of credit equal to the applicable margin for LIBOR on the face amount of each letter of credit. In addition, we must pay a fronting fee to the issuer of each letter of credit of 0.10% per annum on the face amount of such letter of credit.
The revolving credit facility also provides for a facility fee ranging from 0.100% to 0.250% of the total commitment of the lenders under the revolving credit facility (depending on our credit rating by either S&P or Moody’s). The facility fee is charged regardless of the level of borrowings.
In the event we no longer have a credit rating from either S&P or Moody’s or our rating falls below BBB-/Baa3, with respect to borrowings under our revolving credit facility (a) such borrowings will bear interest at either LIBOR plus 1.500% or 1.750% per annum or the alternative base rate referenced above plus 0.500% or 0.750% per annum, in each case, depending on our leverage ratio and (b) the facility fee will be 0.250%.

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
We were in compliance with all applicable covenants as of December 31, 2013.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had a total of $125 million and $120 million in letters of credit outstanding at December 31, 2013 and 2012, respectively. Included in those totals are $104 million and $105 million in letters of credit issued under the revolving credit facility as of December 31, 2013 and 2012, respectively. Also included in those totals are letters of credit issued directly with financial institutions of $21 million and $15 million at December 31, 2013 and 2012, respectively. The letters of credit issued directly with financial institutions had weighted average fees of 134 basis points at December 31, 2013. The range of maturity on these letters of credit was up to one year as of December 31, 2013.

Other Indebtedness and Future Debt Maturities
We entered into a thirty-year capital lease for the Hyatt Regency Grand Cypress in 2007. The aggregate amount obligated under this lease was $190 million as of December 31, 2013. The aggregate amount of annual payments under the lease totals $14 million. This lease agreement includes options, at our discretion, to purchase the hotel, including the land, and the adjacent parcel of land. We exercised our option to purchase the adjacent piece of land on August 28, 2007 and the option remains to purchase the hotel, including land, for $190 million in the eighth lease year, $210 million in the tenth lease year, or $245 million in the fifteenth lease year. We intend to exercise our option to purchase the hotel, including land, for $190 million in 2014.
Excluding the $190 million lease obligation described above and $1,042 million of Senior Notes, all other third-party indebtedness as of December 31, 2013 totaled $251 million.
As of December 31, 2013, $194 million of our outstanding debt will mature in the following twelve months. We believe that we will have adequate liquidity to meet requirements for scheduled maturities.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2013:

(dollars in millions)		Payments Due by Period
	Total	2014	2015	2016	2017	2018	Thereafter
Debt (1)	$1,810	$67	$64	$314	$54	$54	$1,257
Capital lease obligations (1)	221	197	2	2	2	2	16
Operating lease obligations	487	39	33	32	30	29	324
Purchase obligations	36	36	—	—	—	—	—
Other long-term liabilities (2)	866	394	76	27	3	2	364
Total contractual obligations	$3,420	$733	$175	$375	$89	$87	$1,961

(1)	Includes principal as well as interest payments. Assumes constant foreign exchange rates as of December 31, 2013 for floating rate debt and international debt.

(2)
Primarily consists of deferred compensation plan liabilities and obligations to fund contract acquisition costs, loans to hotel owners or other investments. Excludes $90 million in long-term tax positions due to the uncertainty related to the timing of the reversal of those positions.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at December 31, 2013 included purchase obligations of $36 million, letters of credit of $125 million and surety bonds of $23 million. These amounts are more fully discussed in “—Sources and Uses of Cash—Revolving Credit Facility and —Letters of Credit”, “—Contractual Obligations” and Note 16 to our consolidated financial statements included in this annual report.

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
Guarantees
We enter into performance guarantees related to certain hotels that we manage or debt repayment guarantees with respect to certain hotels in which we hold an equity investment.  We record a liability for the fair value of these performance and debt repayment guarantees at their inception date. The offset depends on the circumstances in which the guarantee was issued.  We amortize the liability for the fair value of a guarantee into income over the term of the guarantee using a systematic and rational, risk-based approach. Performance guarantees are amortized into income in other income (loss), net in the consolidated income statements and debt guarantees that relate to our equity method investments are amortized into income in equity earnings (losses) from unconsolidated hospitality ventures in the consolidated income statements. On a quarterly basis, we evaluate the likelihood of funding a guarantee. To the extent we determine an obligation to fund under a guarantee is both probable and estimable, we will record a separate contingent liability. The expense related to the separate contingent liability is recognized in other income (loss), net in the period that we determine funding is probable.
Goodwill
As required, we evaluate goodwill for impairment on an annual basis, and do so during the fourth quarter of each year using balances as of October 1 and at an interim date if indications of impairment exist. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount. This is done either by performing a qualitative assessment or proceeding to the two-step process, with an impairment being recognized only where the fair value is less than carrying value. We define a reporting unit at the individual property or business level. In any given year we can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or we elect to bypass the qualitative assessment, we proceed to the two-step process. When determining fair value, we utilize internally developed discounted future cash flow models, third-party appraisals and, if appropriate, current estimated net sales proceeds from pending offers. Under the discounted cash flow approach we utilize various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows, the discount rates and the terminal value growth rate assumptions. Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources and are developed as part of our routine, long-term planning process. We then compare the estimated fair value to our carrying value. If the carrying value is in excess of the fair value, we must perform step two in order to determine our implied fair value of goodwill to measure if any impairment charge is necessary. The determination of our implied fair value of goodwill requires the allocation of the reporting unit’s estimated fair value to the individual assets and liabilities of the reporting unit as if we had completed a business combination. We perform the allocation based on our knowledge of the reporting unit, the market in which they operate, and our overall knowledge of the hospitality industry. Changes in our allocation approach could result in different measures of implied fair value and impact the final impairment charge, if any.
Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. We had $147 million and $133 million of goodwill as of December 31, 2013 and December 31, 2012, respectively. An adverse change to our fair value estimates could result in an impairment charge, which could be material to our earnings. The Company has eight reporting units on which we have a goodwill balance as of December 31, 2013. A 10%

change in our estimates of projected future operating cash flows, discount rates, or terminal value growth rates used in our calculations of the fair values of the reporting units would result in an impairment charge of the entire $14 million goodwill balance of one of our reporting units as of December 31, 2013. The Company will continue to monitor the impact of the current economic environment on the goodwill of our reporting units.
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

Indefinite Lived Intangibles
As required, we evaluate indefinite lived intangibles for impairment on an annual basis, and do so during the fourth quarter of each year using balances as of October 1 and at an interim date if indications of impairment exist. Indefinite lived intangibles impairment is determined by comparing the fair value of the asset to its carrying amount. This is done either by performing a qualitative or quantitative assessment, with an impairment being recognized only where the fair value is less than carrying value. In any given year we can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or we elect to bypass the qualitative assessment, we proceed to the quantitative analysis. When determining fair value, we primarily utilize the income approach. Under the income approach we utilize various assumptions, including projections of revenues based on assumed long-term growth rates and appropriate discount rates based on the weighted average cost of capital. Our estimates of long-term growth are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-term planning process.

Long-Lived Assets and Definite-Lived Intangibles
We evaluate the carrying value of our long-lived assets and definite-lived intangibles for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets when certain triggering events occur. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to earnings. When determining fair value, we use internally developed discounted future cash flow models, third-party appraisals and, if appropriate, current estimated net sales proceeds from pending offers. Under the discounted cash flow approach we utilize various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs, terminal value growth rate and appropriate discount rates.
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

•
determine the projected undiscounted future operating cash flows when necessary. The principal factor used in the undiscounted cash flow analysis requiring judgment is our estimates regarding long-term growth and costs which are based on historical data, various internal estimates and a variety of external sources and are developed as part of our routine, long-term planning process; and

•
determine the estimated fair value of the respective long-lived asset when necessary. In determining the fair value of a long lived asset, we typically use internally developed discounted cash flow models. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows, the discount rates and the terminal value growth rate assumptions. Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources and are developed as part of our routine, long-range planning process.

Changes in economic and operating conditions impacting these judgments could result in impairments to our long-lived assets in future periods, which could be material to our earnings. We had $5,255 million and $4,527 million of long-lived assets and definite-lived intangibles as of December 31, 2013 and December 31, 2012, respectively.

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
When determining fair value, we use internally developed discounted cash flow models, third-party appraisals and, if appropriate, current estimated net sales proceeds from pending offers. Under the discounted cash flow approach we use various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates.
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

•
the estimated fair value of the unconsolidated hospitality venture when necessary. In determining the fair value of an unconsolidated hospitality venture we typically utilize internally developed discounted cash flow models. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future cash flows of the venture, the discount rates and the terminal value growth rate assumptions. Our estimates of long-term growth and costs are based on the unconsolidated hospitality venture’s historical data, various internal estimates and a variety of external sources and are developed as part of our routine, long-range planning process; and

•
whether a decline in value is deemed to be other than temporary. The final determination is based on our review of the consideration factors mentioned above, as well as our knowledge of the hospitality industry, historical experience, location of the underlying venture property, market conditions and venture-specific information available at the time of the assessment. We realize, however, that the results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis.

Changes in economic and operating conditions impacting these judgments could result in impairments to our unconsolidated hospitality ventures in future periods. We had investments of $320 million and $212 million of unconsolidated hospitality ventures accounted for under the equity method as of December 31, 2013 and December 31, 2012, respectively.
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
Stock Compensation
Overview
We utilize our LTIP as a means of attracting, retaining and incentivizing qualified executives, key employees and nonemployee directors to increase our value and continue our efforts to build and sustain growth. As of December 31, 2013, we had authorized 14,375,000 shares of Class A common stock to be issued under the LTIP, of which 12,970,128 shares remain available to be issued. As part of our LTIP, we award Stock Appreciation Rights ("SARs"), Restricted Stock Units ("RSUs"), Performance Share Units ("PSUs") and Performance Vested Restricted Stock ("PSSs").

The following table summarizes by grant date the awards granted since January 1, 2011 under our LTIP, as well as the fair value at the date of grant.

Grant Date	Award Type	Number Granted	Fair Value
March 2011	SARs	359,062	19.08
March 2011	RSUs	484,685	41.74
March 2011	PSUs	99,660	41.74
June 2011	RSUs	14,124	38.92
September 2011	RSUs	10,493	33.35
March 2012	SARs	405,877	17.29
March 2012	RSUs	444,059	41.29
March 2012	PSSs	209,569	41.29
June 2012	RSUs	19,787	35.87
October 2012	RSUs	2,580	38.75
December 2012	RSUs	40,694	36.86
March 2013	SARs	472,003	17.95
March 2013	SARs	54,914	18.21
March 2013	RSUs	453,356	43.44
March 2013	PSSs	218,686	43.44
June 2013	RSUs	2,218	40.56
September 2013	RSUs	13,082	45.86
December 2013	RSUs	2,132	46.90
The majority of the awards are determined to be classified as equity awards with the fair value being determined on the grant date. We have an insignificant portion of the awards which are expected to be settled in cash and therefore are classified as liabilities. We recognize stock-based compensation expense over the requisite service period of the individual grantee, which generally equals the vesting period. We currently have issued service condition awards and performance-based awards. We have elected to use the straight-line method of expense attribution for the service condition awards. The performance-based awards were first granted in 2011 and vest based on satisfaction of certain performance targets. The number of PSSs and PSUs that will ultimately vest and be paid out in Class A common stock will range from 0% to 200% of the target amount stated in each executive officer’s award agreement based upon the performance of the Company relative to the applicable performance target. We use the best available estimate of the future achievement of the performance targets and are currently expensing the PSS awards at target and the PSUs awards at 32% of the target, each over the respective three year performance period. The PSSs and PSUs will vest at the end of the performance period only if a minimum performance target is met; there is no interim performance metric. We will continue to assess the achievement of the performance targets and may adjust the amount of stock-based compensation expense we recognize related to the performance-based awards.
The process of estimating the fair value of stock-based compensation awards and recognizing the associated expense over the requisite service period involves significant management estimates and assumptions.
For SARs grants, we use an estimated forfeiture rate of 0% because only a small group of executives has historically received these awards and we have limited historical data on which to base these estimates. We apply a 3% forfeiture rate on

RSU awards. We monitor the forfeiture activity to ensure that the current estimate continues to be appropriate. Any changes to this estimate will impact the amount of compensation expense we recognize with respect to any future grants.
We determine the fair value of our stock-settled SARs using the Black-Scholes-Merton (BSM) option-pricing model. Under the BSM option-pricing model, management is required to make certain assumptions, including assumptions relating to the following:
Expected volatility.    Because there is limited trading history for our common stock, we do not have sufficient information available on which to base a reasonable and supportable estimate of the expected volatility of our share price. As a result, we are using an average historical volatility of our peer group over a time period consistent with our expected term assumption. Our peer group was determined based upon companies in our industry with similar business models and is consistent with those used to benchmark our executive compensation. During 2012, we began incorporating our limited trading history with our peer group's history to obtain our expected volatility of our share price. As we continue to gain more trading history of our common stock, we will continue to phase out our peer group's historical volatility.
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
The fair value of our SARs granted since January 2010 was estimated using the BSM option pricing model with the following assumptions:

	March 15, 2013 Grant	March 16, 2012 Grant	March 16, 2011 Grant	May 11, 2010 Grant	March 2, 2010 Grant
Expected Volatility	40.67%	40.84%	43.39%	46.27%	45.67%
Expected Life in Years	6.330	6.251	6.251	6.251	6.251
Risk-free Interest Rate	1.18%	1.49%	2.43%	2.69%	2.75%
Annual Dividend Yield	—%	—%	—%	—%	—%
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
Our total unearned compensation under our LTIP program was $14 million and $13 million as of December 31, 2013 and 2012, respectively, for SARs, $31 million and $31 million as of December 31, 2013 and 2012, respectively, for RSUs, and $4 million and $3 million as of December 31, 2013 and 2012, respectively, for PSUs and PSSs. We will record these amounts to compensation expense primarily over the next four years with respect to SARs and RSUs, with a limited portion of RSU awards extending over the next seven years, and over the next two years with respect to PSUs and PSSs.
Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") released Accounting Standards Update No. 2011-10 ("ASU 2011-10"), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sales (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. See Note 6 for discussion of property and equipment. The adoption of ASU 2011-10 did not materially impact our consolidated financial statements.

In December 2011, the FASB released Accounting Standards Update No. 2011-11 ("ASU 2011-11"), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and in January 2013 the FASB released Accounting Standards Update No. 2013-01 (“ASU 2013-01”), Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires companies to provide new disclosures about offsetting and related arrangements for financial instruments and derivatives. ASU 2013-01 clarified the scope of ASU 2011-11. The provisions of ASU 2011-11 and ASU 2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and are required to be applied retrospectively. The adoption of ASU 2011-11 and ASU 2013-01 did not materially impact our consolidated financial statements.

In July 2012, the FASB released Accounting Standards Update No. 2012-02 ("ASU 2012-02"), Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 gives companies the option to perform a qualitative assessment before calculating the fair value of the indefinite-lived intangible asset. Under the guidance in ASU 2012-02, if this option is selected, a company is not required to calculate the fair value of the indefinite-lived intangible unless the entity determines it is more likely than not that its fair value is less than its carrying amount. The provisions of ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, but early adoption was permitted. See Note 9 for discussion of goodwill. The adoption of ASU 2012-02 did not materially impact our consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At December 31, 2013, we were a party to hedging transactions including the use of derivative financial instruments, as discussed below.
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
After the issuance of our 2015 Notes, we entered into eight $25 million interest rate swap contracts, each of which was set to expire on August 15, 2015. Taken together, these eight interest rate swap contracts effectively converted a total of $200 million of the $250 million 2015 Notes to floating rate debt based on three-month LIBOR plus a fixed rate component. During the year ended December 31, 2012, we terminated four $25 million interest rate swap contracts, for which we received cash payments of $8 million to settle the fair value of the swaps. The cash payments received during the year ended December 31, 2012 included $1 million of accrued interest. These amounts are included within the carrying value of long-term debt at December 31, 2012. The cash received from the terminations was being amortized as a benefit to interest expense over the remaining term of the 2015 Notes until the notes were sold in 2013 and the gain was fully recognized.
As of December 31, 2012, we still held a total of four $25 million interest rate swap contracts issued in August 2009, each of which was set to expire on August 15, 2015. Taken together, these four swap contracts effectively converted a total of $100 million of the $250 million of our 2015 Notes to floating rate debt based on three-month LIBOR plus a fixed rate component. The fixed rate component of the four swaps varied by contract, ranging from 4.5675% to 4.77%. The interest rate swaps were designated as fair value hedges as their objective was to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as fair value hedges at inception and at December 31, 2012 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes prior to their redemption during the year ended December 31, 2013.
At December 31, 2012, the fixed to floating interest rate swaps were recorded within other assets at a value of $1 million offset by a fair value adjustment to long-term debt of $1 million. At December 31, 2012, the difference between the other asset value and fair market value adjustment to long-term debt includes the ineffective portion of the swap life-to-date which was insignificant.
During the year ended December 31, 2013, we redeemed all of our 2015 Notes (see Note 10) and settled the remaining four outstanding swap agreements. At the time the 2015 Notes were redeemed, we recognized a gain of $7 million, which included the remaining unamortized benefit from the settlement of the initial four swaps during 2012 of $5 million and a gain on the remaining four swaps of $2 million that were terminated in 2013 in anticipation of the redemption of the 2015 Notes. The gain is included within debt settlement costs in other income (loss), net on the consolidated statements of income.
Our fixed percentage of total debt is approximately 98%. This percentage relates only to our gross debt balance and does not include the effect of our floating rate cash investments. We will continue to evaluate our fixed debt as a percentage of total debt and it is possible that this percentage will change in the future. See Note 12 to the accompanying consolidated financial statements for further information on our interest rate risk.
Foreign Currency Exposures and Exchange Rate Instruments
We conduct business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. These foreign currency exposures typically arise from intercompany loans and other intercompany transactions. The U.S. dollar equivalent of the notional amount of the forward contracts as of December 31, 2013 and 2012 was $229 million and $254 million, respectively, all of which expire within the next twelve months. We intend to offset the gains and losses related to our intercompany loans and transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect to net income attributable to Hyatt Hotels Corporation. We expect to continue this practice relating to our intercompany loans and transactions, and may also begin to manage the risks associated with other transactional and translational foreign currency volatility within our business. See Note 12 to the accompanying consolidated financial statements for further information on our foreign currency exposures and exchange rate risk.

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

Internal Control over Financial Reporting
Management's Report on Internal Control Over Financial Reporting.
Management's Report on Internal Control Over Financial Reporting is included in Part IV, Item 15 of this annual report.
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

Item 9B.    Other Information.
On February 13, 2014, the Compensation Committee of the Company in its capacity as Administrator of the Second Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan, granted restricted stock which vests based on satisfaction of performance targets to be known as “performance shares” or “PSs” pursuant to a Performance Share Agreement consistent with the form filed herewith as Exhibit 10.22 (the “PS Agreement”).
The performance shares vest at the end of a three year performance period based on attainment of a performance goal that is based on Adjusted EBITDA less a specified percentage of the Company's average invested capital and the Company's variable compensation expense, which may be further adjusted to reflect certain future events which were not otherwise accounted for when the performance goal was set and that would otherwise unfairly impact results. For this purpose Adjusted EBITDA is defined as set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Business Metrics Evaluated by Management - Adjusted EBITDA” but calculated in accordance with GAAP as in effect on the effective date of grant of the performance shares, and average invested capital is defined to include long-term assets, with adjustment for fully funded nonqualified deferred compensation plans and balances associated with the Hyatt Gold passport program, and excluding purchases of and construction in process on unimproved land with a value less than a specified amount, the first year of assets relating to single acquisitions in excess of a specified amount and performance or debt guarantees on assets in excess of a certain level.
    If the threshold goal is not achieved at the end of the three-year performance period, then the performance shares will be forfeited and none will vest. If the threshold performance goal is achieved, 25% of the performance shares will vest. If the target performance goal is achieved, 50% of the performance shares will vest. If the maximum performance goal is achieved, then 100% of the performance shares will vest. Achievement between the threshold and maximum performance goals will vest pro-rata based on level of achievement.
In the future, the Committee may change the performance goals upon which future PS grants may vest and the vesting percentages, but any such future PS grants will otherwise be consistent with the terms of the form PS Agreement.
The following lists the named executive officers of the Company who received PS grants on February 13, 2014, and the number of shares of Class A common stock of the Company subject to such grants:

Mark Hoplamazian	51,628

Gebhard F. Rainer	17,208

Rakesh K. Sarna	21,798

H. Charles Floyd	21,798

Stephen G. Haggerty	17,208

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2013 pursuant to Regulation 14A under the Exchange Act in connection with our 2014 annual meeting of stockholders.
Information required by this Item 10 appears under the captions: “CORPORATE GOVERNANCE - PROPOSAL 1- ELECTION OF DIRECTORS,” “CORPORATE GOVERNANCE - OUR BOARD OF DIRECTORS,” “CORPORATE GOVERNANCE,” “CORPORATE GOVERNANCE - COMMITTEES OF THE BOARD OF DIRECTORS - Nominating and Corporate Governance Committee,” “STOCK - SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “CORPORATE GOVERNANCE - COMMITTEES OF THE BOARD OF DIRECTORS - Audit Committee” in the definitive proxy statement. See Part I, “Executive Officers of the Registrant” of this annual report for information regarding executive officers of the Company.
Code of Business Conduct and Ethics
The Company has adopted the Hyatt Hotels Corporation Code of Business Conduct and Ethics (the “Code of Ethics”), which is applicable to all of the Hyatt directors, officers and associates, including the Company's President and Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller and other senior financial officers performing similar functions. The Code of Ethics is posted on the Company's website at http://www.hyatt.com. The Company will furnish a copy of the Code of Ethics to any person, without charge, upon written request directed to: Senior Vice President - Investor Relations, Hyatt Hotels Corporation, 71 South Wacker Drive, Chicago, Illinois 60606. In the event that the Company amends or waives any of the provisions of the Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller and other senior financial officers performing similar functions, the Company intends to disclose the subsequent information on its website.

Item 11.	Executive Compensation.
The information required by this Item 11 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2013 pursuant to Regulation 14A under the Exchange Act in connection with our 2014 annual meeting of stockholders.
Information related to this Item 11 appears under the captions: “EXECUTIVE COMPENSATION,” “CORPORATE GOVERNANCE - COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “CORPORATE GOVERNANCE - COMPENSATION OF DIRECTORS,” “CORPORATE GOVERNANCE - COMPENSATION COMMITTEE REPORT” and "CORPORATE GOVERNANCE - COMMITTEES OF THE BOARD OF DIRECTORS - Compensation Committee - Compensation Risk Considerations" in the definitive proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2013 pursuant to Regulation 14A under the Exchange Act in connection with our 2014 Annual Meeting of Stockholders.
Information related to this Item 12 appears under the caption: “STOCK - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the definitive proxy statement.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information as of December 31, 2013 about Class A common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	5,205,975	(1)	$45.51	(2)	8,478,082	(3)
Equity Compensation Plans Not Approved by Security Holders	—		—		1,469,287	(4)
Total	5,205,975		$45.51		9,947,369

(1) Includes (a) SARs to purchase 3,721,186 shares of Class A common stock issued under the LTIP with a weighted average exercise price of $45.51 (calculated on a one-for-one basis), (b) 1,470,304 shares of Class A common stock to be issued upon the vesting of RSUs issued under the LTIP for which no exercise price will be paid (assuming maximum payout of PSS and PSU awards) and (c) 14,485 shares of Class A common stock issued pursuant to the ESPP in connection with the January 2013 to March 2013 purchase period (which shares were issued in April 2013).
(2) The calculation of weighted average exercise price includes only outstanding SARs.
(3) Includes (a) 7,725,236 shares of Class A common stock that remain available for issuance under the LTIP and (b) 752,846 shares of Class A common stock that remain available for issuance pursuant to the ESPP.
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
The information required by this Item 13 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2013 pursuant to Regulation 14A under the Exchange Act in connection with our 2014 Annual Meeting of Stockholders.
Information related to this Item 13 appears under the captions: “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” and “CORPORATE GOVERNANCE - DIRECTOR INDEPENDENCE” in the definitive proxy statement.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2013 pursuant to Regulation 14A under the Exchange Act in connection with our 2014 Annual Meeting of Stockholders.
Information related to this Item 14 appears under the caption “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the definitive proxy statement.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.
The following documents are filed as part of this annual report.

(a)	Financial Statements
The following consolidated financial statements are included in this annual report on the pages indicated:

(b)	Financial Statement Schedule
The following financial statement schedule is included in this annual report on the page indicated:

Page
Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2013, 2012 and 2011	SCHII-1

(c)	Exhibits
The Exhibit Index follows Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2013, 2012 and 2011 and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYATT HOTELS CORPORATION

	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer

Date: February 14, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Mark S. Hoplamazian	President, Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2014
Mark S. Hoplamazian
/s/ Gebhard F. Rainer	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 14, 2014
Gebhard F. Rainer
/s/ Bradley O'Bryan	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 14, 2014
Bradley O'Bryan
/s/ Thomas J. Pritzker	Executive Chairman of the Board	February 14, 2014
Thomas J. Pritzker
/s/ Richard A. Friedman	Director	February 14, 2014
Richard A. Friedman
/s/ Susan D. Kronick	Director	February 14, 2014
Susan D. Kronick
/s/ Mackey J. McDonald	Director	February 14, 2014
Mackey J. McDonald
/s/ Cary D. McMillan	Director	February 14, 2014
Cary D. McMillan
/s/ Gregory B. Penner	Director	February 14, 2014
Gregory B. Penner
/s/ Michael A. Rocca	Director	February 14, 2014
Michael A. Rocca
/s/ Richard C. Tuttle	Director	February 14, 2014
Richard C. Tuttle
/s/ James H. Wooten, Jr.	Director	February 14, 2014
James H. Wooten, Jr.

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
Management assessed the effectiveness of Hyatt Hotels Corporation’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management determined that Hyatt Hotels Corporation maintained effective internal control over financial reporting as of December 31, 2013.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Hyatt Hotels Corporation’s internal control over financial reporting as of December 31, 2013. That report is included in Item 15 of this Annual Report on Form  10-K.

/s/ Mark S. Hoplamazian	/s/ Gebhard F. Rainer
Mark S. Hoplamazian President & Chief Executive Officer	Gebhard F. Rainer Executive Vice President, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hyatt Hotels Corporation
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Hyatt Hotels Corporation and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hyatt Hotels Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control- Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP

Chicago, Illinois
February 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hyatt Hotels Corporation
Chicago, Illinois

We have audited the internal control over financial reporting of Hyatt Hotels Corporation and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 14, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP

Chicago, Illinois
February 14, 2014

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2013, 2012, and 2011
(In millions of dollars, except per share amounts)

	2013	2012	2011
REVENUES:
Owned and leased hotels	$2,142	$2,021	$1,879
Management and franchise fees	342	307	288
Other revenues	78	78	66
Other revenues from managed properties	1,622	1,543	1,465
Total revenues	4,184	3,949	3,698
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	1,629	1,549	1,468
Depreciation and amortization	345	353	305
Other direct costs	32	29	24
Selling, general, and administrative	323	316	283
Other costs from managed properties	1,622	1,543	1,465
Direct and selling, general, and administrative expenses	3,951	3,790	3,545
Net gains and interest income from marketable securities held to fund operating programs	34	21	2
Equity earnings (losses) from unconsolidated hospitality ventures	(1)	(22)	4
Interest expense	(65)	(70)	(57)
Gains (losses) on sales of real estate	125	—	(2)
Asset impairments	(22)	—	(6)
Other income (loss), net	17	7	(11)
INCOME BEFORE INCOME TAXES	321	95	83
(PROVISION) BENEFIT FOR INCOME TAXES	(116)	(8)	28
NET INCOME	205	87	111
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2	1	2
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$207	$88	$113
EARNINGS PER SHARE—Basic
Net Income	$1.29	$0.53	$0.66
Net income attributable to Hyatt Hotels Corporation	$1.30	$0.53	$0.67
EARNINGS PER SHARE—Diluted
Net Income	$1.29	$0.53	$0.66
Net income attributable to Hyatt Hotels Corporation	$1.30	$0.53	$0.67

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2013, 2012, and 2011
(In millions of dollars)

	2013	2012	2011
Net income	$205	$87	$111
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (benefit) expense of $1, $(3), and $(1) for the years ended December 31, 2013, 2012, and 2011, respectively	(8)	29	(31)
Unrealized gains (losses) on available for sale securities, net of tax (benefit) expense of $1, $1, and $(1) for the years ended December 31, 2013, 2012, and 2011, respectively	6	2	(2)
Unrecognized pension cost, net of tax (benefit) expense of $1, $-, and $(1) for the years ended December 31, 2013, 2012, and 2011, respectively	1	—	(1)
Unrealized gains (losses) on derivative activity, net of tax (benefit) expense of $-, $-, and $(5) for the years ended December 31, 2013, 2012, and 2011, respectively	—	1	(8)
Other comprehensive income (loss)	(1)	32	(42)
COMPREHENSIVE INCOME	204	119	69
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2	1	2
COMPREHENSIVE INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$206	$120	$71

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and 2012
(In millions of dollars, except share and per share amounts)

	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$454	$413
Restricted cash	184	72
Short-term investments	30	514
Receivables, net of allowances of $11 and $11 at December 31, 2013 and December 31, 2012, respectively	273	531
Inventories	77	80
Prepaids and other assets	122	83
Prepaid income taxes	12	12
Deferred tax assets	11	19
Assets held for sale	—	34
Total current assets	1,163	1,758
Investments	329	283
Property and equipment, net	4,671	4,139
Financing receivables, net of allowances	119	126
Goodwill	147	133
Intangibles, net	591	388
Deferred tax assets	198	183
Other assets	959	620
TOTAL ASSETS	$8,177	$7,630
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$194	$4
Accounts payable	133	138
Accrued expenses and other current liabilities	411	338
Accrued compensation and benefits	133	137
Liabilities held for sale	—	1
Total current liabilities	871	618
Long-term debt	1,289	1,229
Other long-term liabilities	1,240	962
Total liabilities	3,400	2,809
Commitments and contingencies (see Note 16)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of December 31, 2013 and 2012	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 43,584,144 outstanding and 43,620,417 issued at December 31, 2013, Class B common stock, $0.01 par value per share, 444,521,875 shares authorized, 112,527,463 shares issued and outstanding at December 31, 2013 and Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 46,631,778 outstanding and 46,668,051 issued at December 31, 2012, Class B common stock, $0.01 par value per share, 448,985,467 shares authorized, 115,434,342 shares issued and outstanding at December 31, 2012	2	2
Additional paid-in capital	3,015	3,263
Retained earnings	1,821	1,614
Treasury stock at cost, 36,273 shares at December 31, 2013 and 2012	(1)	(1)
Accumulated other comprehensive loss	(68)	(67)
Total stockholders’ equity	4,769	4,811
Noncontrolling interests in consolidated subsidiaries	8	10
Total equity	4,777	4,821
TOTAL LIABILITIES AND EQUITY	$8,177	$7,630

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013, 2012, and 2011
(In millions of dollars)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$205	$87	$111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	345	353	305
Deferred income taxes	(7)	65	(137)
Asset impairments	22	—	6
Provisions on hotel loans	6	4	4
Equity losses from unconsolidated hospitality ventures, net of distributions received	50	44	17
(Gain) loss on sales of real estate	(125)	—	2
Foreign currency losses	5	3	5
Net realized gains from other marketable securities	(2)	(17)	—
Net unrealized losses from other marketable securities	—	—	13
Other	(12)	27	32
Increase (decrease) in cash attributable to changes in assets and liabilities:
Restricted cash	(73)	(1)	(2)
Receivables, net	(9)	(33)	(17)
Inventories	3	8	7
Prepaid income taxes	16	8	(6)
Accounts payable, accrued expenses and other current liabilities	71	81	10
Accrued compensation and benefits	(5)	22	5
Other long-term liabilities	(6)	(118)	62
Other, net	(28)	(34)	(24)
Net cash provided by operating activities	456	499	393
(Continued)
See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013, 2012, and 2011
(In millions of dollars)

	2013	2012	2011
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	$(301)	$(370)	$(503)
Proceeds from marketable securities and short-term investments	741	467	417
Contributions to investments	(428)	(90)	(44)
Proceeds from sale of investments	—	52	—
Return of investment	86	39	3
Acquisitions, net of cash acquired	(814)	(233)	(716)
Capital expenditures	(232)	(301)	(331)
Issuance of financing receivables	—	(67)	(3)
Proceeds from financing receivables	279	18	11
Proceeds from sales of real estate and assets held for sale	601	87	108
Sales proceeds transferred to escrow as restricted cash	(498)	(44)	(35)
Sales proceeds transferred from escrow to cash and cash equivalents	466	—	132
(Increase) decrease in restricted cash—investing	(9)	1	(25)
Other investing activities	(38)	(48)	(29)
Net cash used in investing activities	(147)	(489)	(1,015)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs of $3, $0, and $4, respectively	385	10	519
Repayments of long-term debt	(368)	—	(54)
Repurchase of common stock	(275)	(136)	(396)
Other financing activities	(6)	2	(13)
Net cash (used in) provided by financing activities	(264)	(124)	56
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4)	(7)	(10)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41	(121)	(576)
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	413	534	1,110
CASH AND CASH EQUIVALENTS—END OF PERIOD	$454	$413	$534
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$66	$68	$49
Cash paid during the period for income taxes	$119	$50	$60
Non-cash operating activities are as follows:
Non-cash performance guarantee (see Note 16)	$128	$—	$—
Non-cash investing activities are as follows:
Equity contribution of property and equipment, net	$—	$—	$10
Equity contribution of long-term debt (see Note 8)	$—	$—	$25
Contribution to investment (see Note 3)	$—	$—	$20
Non-cash contract acquisition costs (see Note 9)	$128	$—	$—
Change in accrued capital expenditures	$(7)	$(40)	$19
Acquired capital leases	$—	$—	$7
(Concluded)

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2013, 2012, and 2011
(In millions of dollars)

	Total	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries
BALANCE—January 1, 2011	$5,121	$2	$3,751	$1,413	$(1)	$(57)	$13
Total comprehensive income	69	—	—	113	—	(42)	(2)
Distributions to noncontrolling interests	(1)	—	—	—	—	—	(1)
Repurchase of common stock	(396)	—	(396)	—	—	—	—
Directors compensation	1	—	1	—	—	—	—
Employee stock plan issuance	3	—	3	—	—	—	—
Share based payment activity	21	—	21	—	—	—	—
BALANCE—December 31, 2011	$4,818	$2	$3,380	$1,526	$(1)	$(99)	$10
Total comprehensive income	119	—	—	88	—	32	(1)
Purchases of shares in noncontrolling interests	(2)	—	(3)	—	—	—	1
Repurchase of common stock	(136)	—	(136)	—	—	—	—
Directors compensation	1	—	1	—	—	—	—
Employee stock plan issuance	3	—	3	—	—	—	—
Share based payment activity	18	—	18	—	—	—	—
BALANCE—December 31, 2012	$4,821	$2	$3,263	$1,614	$(1)	$(67)	$10
Total comprehensive income	204	—	—	207	—	(1)	(2)
Repurchase of common stock	(275)	—	(275)	—	—	—	—
Directors compensation	2	—	2	—	—	—	—
Employee stock plan issuance	3	—	3	—	—	—	—
Share based payment activity	22	—	22	—	—	—	—
BALANCE—December 31, 2013	$4,777	$2	$3,015	$1,821	$(1)	$(68)	$8

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, unless otherwise indicated)

1.     ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (“Hyatt Hotels Corporation”), provide hospitality services on a worldwide basis through the management, franchising and ownership of hospitality related businesses. As of December 31, 2013, we operated or franchised 271 full service hotels under the Hyatt portfolio of brands, consisting of 110,670 rooms throughout the world. As of December 31, 2013, we operated or franchised 250 select service hotels under the Hyatt portfolio of brands with 33,729 rooms, of which 246 hotels are located in the United States. As of December 31, 2013, our Hyatt portfolio of brands included 2 franchised all inclusive Hyatt-branded resorts, consisting of 925 rooms. We operated these hotels in 48 countries around the world. We hold ownership interests in certain of these hotels. We develop, operate, manage, license or provide services to the Hyatt portfolio of brands including timeshare, fractional and other forms of residential or vacation properties.
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

–
Franchise fees are generally based on a percentage of hotel rooms’ revenues and in certain circumstances, food and beverage revenues and are recognized as the fees are earned and become due from the franchisee and when all material services or conditions relating to the sale have been substantially performed or satisfied by the franchisor.

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

–
Other revenues also include revenues from our co-branded credit card launched in 2010. We recognize revenue from our co-branded credit card upon: (1) the sale of points to our third-party partner; and (2) the fulfillment or expiration of a card member's activation offer. We receive incentive fees from our third-party partner upon activation of each credit card, which we defer until the associated compensated nights awarded on member activation are redeemed or expired.

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
Restricted Cash—We had restricted cash of $184 million and $72 million at December 31, 2013 and 2012, respectively. The 2013 balance relates primarily to a like-kind exchange agreement under which $74 million in proceeds from sales were placed into an escrow account administered by an intermediary (see Note 8), reserves statutorily required to be held by our captive insurance subsidiary of $74 million (see Note 16), proceeds from $16 million drawn on a loan which will be used for the development of a hotel in Brazil (see Note 10), and $21 million of debt service related to the bonds acquired in connection with the acquisition of the entity that owns the Grand Hyatt San Antonio hotel (see Note 10), of which $10 million is recorded to restricted cash and $11 million is recorded in other assets. The 2012 balance relates primarily to a like-kind exchange agreement under which $44 million in proceeds from sales were placed into an escrow account administered by an intermediary (see Note 8), a holdback escrow agreement of $10 million entered into in conjunction with the acquisition of a full service hotel in Mexico City, Mexico (see Note 8), and proceeds from $10 million drawn on a loan which was used for completion of a property improvement plan and conversion of a non-Hyatt branded property to a Hyatt Place (see Note 10). The remaining $10 million and $8 million at December 31, 2013 and 2012, respectively, relates to secured real estate taxes, property insurance, escrow deposits on purchases of our vacation ownership intervals, escrow deposits on construction projects, security deposits, property and equipment reserves, and long-term loans. These amounts are invested in interest-bearing accounts.
Investments—We consolidate entities under our control, including entities where we are deemed to be the primary beneficiary as a result of qualitative and/or quantitative characteristics. The primary beneficiary is the party who has the power to direct the activities of a variable interest entity ("VIE") that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. Investments in unconsolidated affiliates over which we exercise significant influence, but do not control, including joint ventures, are accounted for by the equity method. In addition, our limited partnership investments in which we hold more than a minimal investment are accounted for under the equity method of accounting. Investments in unconsolidated affiliates over which we are not able to exercise significant influence are accounted for under the cost method.
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
Marketable Securities—Our investments in marketable securities are principally included within short-term investments and other assets in the consolidated balance sheets and are classified as either trading or available-for-sale (see Note 4). Marketable securities are recorded at fair value based on listed market prices or dealer price quotations where available. Listed market prices and dealer price quotations are not available to value our preferred investment, therefore, we utilize an option pricing model, which requires that we make certain assumptions regarding the expected volatility, term, risk free interest rate over the expected term, dividend yield and enterprise value (see Note 5).
Our marketable securities consist of various types of mutual funds, preferred shares, common stock and fixed income securities, including U.S. government obligations, obligations of other government agencies, corporate debt, mortgage-backed and asset-backed securities and municipal and provincial bonds. Realized and unrealized gains and losses on trading securities are reflected in the consolidated statements of income in other income (loss), net. Available-for-sale securities with unrealized gains and losses are reported as part of accumulated other comprehensive loss on the consolidated balance sheets. Realized gains and losses on available-for-sale securities are recognized in other income (loss), net based on the cost of the securities using specific identification. Available-for-sale securities are assessed for impairment quarterly. To determine if an impairment is other-than-temporary, we consider the duration and severity of the loss position, the strength of the underlying collateral, the term to maturity, credit rating and our intent to sell. For debt securities that are deemed other-than-temporarily impaired and there is no intent to sell, impairments are separated into the amount related to the credit loss, which is recorded in our consolidated statements of income and the amount related to all other factors, which is recorded in accumulated other comprehensive loss. For debt securities that are deemed other-than-temporarily impaired and there is intent to sell, impairments in their entirety are recorded in our consolidated statements of income.
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

– We individually assess all loans in this portfolio for impairment. We determine a loan to be impaired if it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the individual loan agreement. This assessment is based on an analysis of several factors including current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio including loan performance, individual market factors, hotel performance, and the collateral of the underlying hotel. We measure loan impairment based on either the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the collateral. The measurement method used is based on which would be most appropriate given the nature of the loan, the underlying collateral, and the facts and circumstances of the individual loan. For impaired loans, we establish a specific loan loss reserve for the difference between the recorded investment in the loan and the present value of the expected future cash flows or the estimated fair value of the collateral. The loan loss reserve is maintained at a level deemed adequate by management based on a periodic analysis of the individual loans.
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

Inventories—Inventories are comprised principally of unsold vacation ownership intervals of $64 million and $66 million at December 31, 2013 and 2012, respectively, and food and beverage inventories at our owned and leased hotels. Vacation ownership inventory is carried at the lower of cost or market, based on relative sales value or net realizable value. Food and beverage inventories are generally valued at the lower of cost (first-in, first-out) or market. Vacation ownership interval inventory, which has an operating cycle that exceeds 12 months, is classified as a current asset consistent with recognized industry practice. Based on management's assessment, no impairment charges were recorded in 2013 or 2012 related to vacation ownership inventory. During 2011, management changed its plans for future development of multi-phase vacation ownership properties. These changes resulted in an impairment charge of $5 million during 2011, recorded to asset impairments. In certain of these vacation ownership properties, our ownership interest is less than 100%. As a result, $1 million of this impairment charge during 2011 is attributable to our partners and is reflected in net loss attributable to noncontrolling interests. As a result, the net impairment charge attributable to Hyatt Hotels Corporation is $4 million during 2011.
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
Long-Lived Assets and Definite-Lived Intangibles—We evaluate the carrying value of our long-lived assets and definite-lived intangibles for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets when events or circumstances indicate that the carrying amount of a long-lived asset or definite-lived intangible may not be recoverable. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, appraisals, and, if appropriate, current estimated net sales proceeds from pending offers. We evaluate the carrying value of our long-lived assets and definite-lived intangibles based on our plans, at the time, for such assets and such qualitative factors as future development in the surrounding area and status of expected local competition. Changes to our plans, including a decision to dispose of or change the intended use of an asset, can have a material impact on the carrying value of the asset.
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
Guarantees—We enter into performance guarantees related to certain hotels that we manage or debt repayment guarantees with respect to certain hotels in which we hold an equity investment.  We record a liability for the fair value of these performance and debt repayment guarantees at their inception date. The offset depends on the circumstances in which the guarantee was issued.  We amortize the liability for the fair value of a guarantee into income over the term of the guarantee using a systematic and rational, risk-based approach. Performance guarantees are amortized into income in other income (loss), net in the consolidated income statements and debt guarantees that relate to our equity method investments are amortized into income in equity earnings (losses) from unconsolidated hospitality ventures in the consolidated income statements. On a quarterly basis, we evaluate the likelihood of funding a guarantee. To the extent we determine an obligation to fund under a guarantee is both probable and estimable, we will record a separate contingent liability. The expense related to the separate contingent liability is recognized in other income (loss), net in the period that we determine funding is probable. For additional information about guarantees, see Note 16.

Goodwill—As required, we evaluate goodwill for impairment on an annual basis, and do so during the fourth quarter of each year using balances as of October 1 and at an interim date if indications of impairment exist. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount. This is done either by performing a qualitative assessment or proceeding to the two-step process, with an impairment being recognized only where the fair value is less than carrying value. We define a reporting unit at the individual property or business level. In any given year we can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or we elect to bypass the qualitative assessment, we proceed to the two-step process. When determining fair value, we utilize internally developed discounted future cash flow models, third party appraisals and, if appropriate, current estimated net sales proceeds from pending offers. Under the discounted cash flow approach we utilize various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flow, discount rates and the terminal value growth rate assumptions. Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-term planning process. We then compare the estimated fair value to our carrying value. If the carrying value is in excess of the fair value, we must determine our implied fair value of goodwill to measure if any impairment charge is necessary. The determination of our implied fair value of goodwill requires the allocation of the reporting unit’s estimated fair value to the individual assets and liabilities of the reporting unit as if we had completed a business combination. We perform the allocation based on our knowledge of the reporting unit, the market in which they operate, and our overall knowledge of the hospitality industry. See Note 9 for additional information about goodwill.
Indefinite Lived Intangibles—As required, we evaluate indefinite lived intangibles for impairment on an annual basis, and do so during the fourth quarter of each year using balances as of October 1 and at an interim date if indications of impairment exist. Indefinite lived intangibles impairment is determined by comparing the fair value of the asset to its carrying amount. This is done either by performing a qualitative or quantitative assessment, with an impairment being recognized only where the fair value is less than carrying value. In any given year we can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or we elect to bypass the qualitative assessment, we proceed to the quantitative analysis. When determining fair value, we primarily utilize the income approach. Under the income approach we utilize various assumptions, including projections of revenues based on assumed long-term growth rates and appropriate discount rates based on the weighted average cost of capital. Our estimates of long-term growth are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-term planning process. See Note 9 for additional information about indefinite lived intangibles.
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
Hyatt Gold Passport Fund—The Hyatt Gold Passport Program (the “Program”) is our loyalty program. We operate the Program for the benefit of the Hyatt portfolio of properties, whether owned, operated, managed, or franchised by us. The Program is operated through the Hyatt Gold Passport Fund, which is an entity that is owned collectively by the owners of the Hyatt portfolio of hotels, whether owned, operated, managed or franchised by us. The Hyatt Gold Passport Fund (the “Fund”) has been established to provide for the payment of operating expenses and redemptions of member awards associated with the Program. The Fund is maintained and managed by us on behalf of and for the benefit of the Hyatt portfolio of hotels. We have evaluated our investment in the Fund and have determined that the Fund qualifies as a VIE and, as a result of the Company being the primary beneficiary, we have consolidated the Fund.
The Program allows members to earn points based on their spending at the Hyatt portfolio of properties. Points earned by members can be redeemed for goods and services at the Hyatt portfolio of properties, and to a lesser degree, through other redemption opportunities with third parties, such as the conversion to airline miles. Points cannot be redeemed for cash. We charge the cost of operating the Program, including the estimated cost of award redemption, to the hotel properties based on members’ qualified expenditures. Due to the requirements under the Program that the hotel properties reimburse us for the Program’s operating costs as incurred, we recognize this revenue from properties at the time such costs are incurred and expensed. We defer revenue received from the hotel properties equal to the fair value of our future redemption obligation. Upon the redemption of points, we recognize as revenue the amounts previously deferred and recognize the corresponding expense relating to the costs of the awards redeemed. Revenue is recognized by the hotel properties when the points are redeemed, and expenses are recognized when the points are earned by the members.
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
The Fund is financed by payments from the properties and returns on marketable securities. The Fund invests amounts received from the properties in marketable securities (see Note 4). As of December 31, 2013 and 2012, total assets of the Fund were $368 million and $345 million, respectively, including $106 million and $78 million of current assets, respectively. Marketable securities held by the Fund and included in other noncurrent assets were $262 million and $267 million as of December 31, 2013 and 2012, respectively (see Note 4). As of December 31, 2013 and 2012, total liabilities of the Fund were $368 million and $345 million, respectively, including $106 million and $78 million of current liabilities, respectively. The current liabilities include $94 million and $68 million of accrued expenses and other current liabilities as of December 31, 2013 and 2012, respectively. The non-current liabilities of the Fund are included in other long-term liabilities (see Note 14).
Recently Issued Accounting Pronouncements

Adopted Accounting Standards

In December 2011, the Financial Accounting Standards Board ("FASB") released Accounting Standards Update No. 2011-10 (“ASU 2011-10”), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sales (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. The adoption of ASU 2011-10 did not materially impact our consolidated financial statements.

In December 2011, the FASB released Accounting Standards Update No. 2011-11 (“ASU 2011-11”), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and in January 2013 the FASB released Accounting Standards Update No. 2013-01 (“ASU 2013-01”), Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires companies to provide new disclosures about offsetting and related arrangements for financial instruments and derivatives. ASU 2013-01 clarified the scope of ASU 2011-11. The provisions of ASU 2011-11 and ASU-2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and are required to be applied retrospectively. The adoption of ASU 2011-11 and ASU 2013-01 did not materially impact our consolidated financial statements.

In July 2012, the FASB released Accounting Standards Update No. 2012-02 ("ASU 2012-02"), Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 gives companies the option to perform a qualitative assessment before calculating the fair value of the indefinite-lived intangible asset. Under the guidance in ASU 2012-02, if this option is selected, a company is not required to calculate the fair value of the indefinite-lived intangible unless the entity determines it is more likely than not that its fair value is less than its carrying amount. The provisions of ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, but early adoption was permitted. The adoption of ASU 2012-02 did not materially impact our consolidated financial statements.

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

Future Adoption of Accounting Standards

In February 2013, the FASB released Accounting Standards Update No. 2013-04 ("ASU 2013-04"), Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The provisions of ASU 2013-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. When adopted, ASU 2013-04 is not expected to materially impact our consolidated financial statements.

In March 2013, the FASB released Accounting Standards Update No. 2013-05 ("ASU 2013-05"), Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force). ASU 2013-05 requires that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. The provisions of ASU 2013-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. When adopted, ASU 2013-05 is not expected to materially impact our consolidated financial statements.

In July 2013, the FASB released Accounting Standards Update No. 2013-11 ("ASU 2013-11"), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The provisions of ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. When adopted, ASU 2013-11 is not expected to materially impact our consolidated financial statements.

3.     EQUITY AND COST METHOD INVESTMENTS
We have investments that are recorded under both the equity and cost methods. These investments are considered to be an integral part of our business and are strategically and operationally important to our overall results. Our equity and cost method investment balances recorded at December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Equity method investments	$320	$212
Cost method investments	9	71
Total investments	$329	$283
Of our $329 million total investment balance as of December 31, 2013, $310 million was recorded in our owned and leased hotels segment. Of our $283 million total investment balance as of December 31, 2012, $262 million was recorded in our owned and leased hotels segment.
We recorded $50 million, $1 million, and insignificant income (loss) from our cost method investments for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively. Gains or losses from cost method investments are recorded within other income (loss), net in our consolidated statements of income, see Note 22.
The carrying values and ownership percentages of our unconsolidated investments in hotel, vacation and all inclusive properties accounted for under the equity method as of December 31, 2013 and 2012 are as follows:

	Ownership Interests	Our Investment
		December 31, 2013	December 31, 2012
Wailea Hotel and Beach Resort, LLC	64.1%	$132	$83
Playa Hotels & Resorts B.V.	21.8%	50	—
Juniper Hotels Private Limited	50.0%	33	40
Maui Timeshare Ventures, LLC	33.0%	17	16
Noble Select JV	40.0%	14	17
Andaz Mayakoba BV	40.0%	12	—
ADHP LLC	50.0%	7	6
Hi Holdings HP Cabo B.V.	50.0%	5	—
Hi Holdings La Paz B.V.	50.0%	5	—
Coast Beach, LLC	40.0%	4	5
Other		41	45
Total		$320	$212
The following tables present summarized financial information for all unconsolidated ventures in which we hold an investment that is accounted for under the equity method.

	Years Ended December 31,
	2013	2012	2011
Total revenues	$978	$979	$986
Gross operating profit	315	313	317
Income from continuing operations	17	12	22
Net income	$17	$12	$22

	December 31,
	2013	2012
Current Assets	$556	$419
Noncurrent Assets	2,877	2,151
Total Assets	$3,433	$2,570
Current Liabilities	$519	$700
Noncurrent Liabilities	1,962	1,434
Total Liabilities	$2,481	$2,134

During 2013, a wholly owned Hyatt subsidiary invested $325 million in Playa Hotels & Resorts B.V. ("Playa"), a company that was formed to own, operate and develop all inclusive resorts. Playa's current portfolio consists of 13 all inclusive resorts totaling approximately 5,800 rooms across the Dominican Republic, Mexico and Jamaica. In connection with our investment, Hyatt has entered into franchise agreements for six of the 13 all inclusive resorts, or approximately 2,800 rooms, which will operate as Hyatt-branded resorts. Under an agreement with Hyatt, Playa will have certain exclusive rights to operate Hyatt-branded all inclusive resorts in five Latin American and Caribbean countries through 2018. Playa issued Hyatt common shares and preferred shares in return for our investment. Our investment in common shares gives us a common ownership interest of 21.8%, which has been classified as an equity method investment. The investment in preferred shares has been classified as an available for sale debt security and recorded in other assets on the consolidated balance sheets. Subsequent to our initial valuation, we revised the allocation of our total investment to reflect fair value of $271 million and $54 million for the preferred and common shares, respectively, as of the closing date of the transaction. See Note 4 for further discussion of our preferred investment.
During 2013 and 2012, we invested $68 million and $63 million, respectively, in Wailea Hotel and Beach Resort, LLC, an equity method hospitality venture that was established to develop, own and operate a hotel property in the State of Hawaii. The hotel opened during the third quarter of 2013.
During 2013, we purchased the remaining 70% interest of the entity that owns the Grand Hyatt San Antonio hotel. As a result of this transaction, we ceased to report our interest as an equity method investment and now we consolidate the investment into the consolidated statements of income and the consolidated balance sheets. See Note 8 for further discussion of our acquisition.
During 2013, we recorded income from cost method investments of $50 million in other income (loss), net. We received a complete pay off of our $63 million investment and a $30 million return on our preferred equity interest in a joint venture that owns the Hyatt Regency New Orleans. Additionally, our partner in the joint venture executed its option to purchase our residual common investment interest in the venture resulting in a $20 million distribution, (see Note 22). The investment was included in our owned and leased hotels segment. We will continue to manage the property under the existing management agreement.
During 2013, a joint venture in which we held an interest and which we classified as an equity method investment, sold the hotel it owned and dissolved the venture. The venture was included in our owned and leased hotels segment. As a result of this transaction, we received a $5 million distribution, which was recorded as a deferred gain and will be amortized over the remaining life of our management agreement for the hotel.
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
During 2013, 2012 and 2011 we recorded $3 million, $19 million and $1 million in total impairment charges in equity earnings (losses) from unconsolidated hospitality ventures, respectively. The impairment charges in 2013 relate to three properties, two hospitality ventures for which we recorded total impairment charges of $2 million and one that relates to a vacation ownership business for which we recorded an impairment charge of $1 million. The three investments impaired in 2013 are accounted for as equity method investments. The impairment charges in 2012 relate to three properties, two of which are hospitality ventures, for which we recorded total impairment charges of $18 million and the third relates to a vacation ownership business for which we recorded an impairment charge of $1 million. The three investments impaired in 2012 are accounted for as equity method investments. The impairment charge in 2011 relates to one property in our vacation ownership business that is accounted for as an equity method investment. Impairment charges recognized were the result of our impairment review process, and impairments were recognized when the carrying amount of our assets was determined to exceed the fair value as calculated using discounted operating cash flows and a determination was made that the decline was other than temporary.
During 2013, the Company identified and corrected an error in the underlying accounting for foreign currency translation for a joint venture in which the Company has an ownership interest. The error impacts the Company's share of equity in earnings of this equity method investment. As of December 31, 2012, the cumulative impact to equity and investments from this error was a decrease of $10 million, respectively.

4.     MARKETABLE SECURITIES
We hold marketable securities to fund certain operating programs and for investment purposes. Marketable securities held to fund operating programs are recorded in prepaids and other assets and other assets. We periodically transfer cash and cash equivalents to time deposits, highly liquid and transparent commercial paper, corporate notes and bonds, and U.S. government obligations and obligations of other government agencies for investment purposes, which are recorded in short-term investments. Additionally in 2013, we invested in preferred shares of Playa valued at $271 million as of the closing date of the transaction, which is included within other assets. See Note 3 for further detail regarding the Playa transaction.
Marketable Securities Held to Fund Operating Programs—At December 31, 2013 and 2012, total marketable securities held for the Hyatt Gold Passport Fund (see Note 2) and certain deferred compensation plans (see Note 13), carried at fair value and included in the consolidated balance sheets were as follows:

	December 31, 2013	December 31, 2012
Marketable securities held by the Hyatt Gold Passport Fund	$321	$292
Marketable securities held to fund deferred compensation plans	334	275
Total marketable securities	$655	$567
Less current portion of marketable securities held for operating programs included in prepaids and other assets	(59)	(25)
Marketable securities included in other assets	$596	$542
Included in net gains and interest income from marketable securities held to fund operating programs in the consolidated statements of income are $(1) million, $3 million and $4 million of realized and unrealized gains (losses) and interest income, net related to marketable securities held by the Hyatt Gold Passport Fund for the years ended December 31, 2013, 2012 and 2011, respectively. Also included are $35 million, $18 million, and $(2) million of net realized and unrealized gains (losses) related to marketable securities held to fund deferred compensation plans for the years ended December 31, 2013, 2012 and 2011, respectively.
Marketable Securities Held for Investment Purposes—At December 31, 2013 and 2012, our total marketable securities held for investment purposes, carried at fair value and included in the consolidated balance sheets were as follows:

	December 31, 2013	December 31, 2012
Available-for-sale investments	$—	$484
Time deposits	30	30
Total short-term investments	$30	$514

	December 31, 2013	December 31, 2012
Available-for-sale investments included in other assets	$278	$—
Gains (losses) on marketable securities held for investment purposes of $2 million, $17 million and $(13) million for the years ended December 31, 2013, 2012 and 2011, respectively are included in other income (loss), net (see Note 2). Included in gains (losses) on marketable securities held for investment purposes were gross realized gains and losses on available-for-sale securities of $2 million for the year ended December 31, 2013, and insignificant amounts for the years ended December 31, 2012 and 2011.
During the year ended December 31, 2013, we invested $271 million in Playa as of the closing date of the transaction for redeemable, convertible preferred shares. Hyatt has the option to convert its preferred shares into shares of common stock at any time through the later of the second anniversary of the closing of our investment or an initial public offering by Playa. The preferred investment is redeemable at Hyatt's option in August 2021. In the event of an initial public offering or other equity issuance, Hyatt has the option to request that Playa redeem up to $125 million of preferred shares. As a result, we have classified the preferred investment as an available for sale debt security, which is remeasured quarterly at fair value in the consolidated balance sheets through other comprehensive income. See Note 5 for further detail on the fair value of this preferred investment.

Included in our portfolio of marketable securities held for investment purposes are investments in debt and equity securities classified as available for sale. At December 31, 2013 and 2012, these were as follows:

	December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Total preferred shares	$271	$7	$—	$278

	December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate debt securities	$443	$8	$(8)	$443
U.S. government agencies and municipalities	31	—	—	31
Equity securities	9	1	—	10
Total	$483	$9	$(8)	$484

5.     FAIR VALUE MEASUREMENT
We have various financial instruments that are measured at fair value including certain marketable securities and derivative instruments. We currently do not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2013 and 2012, we had the following financial assets and liabilities measured at fair value on a recurring basis (refer to Note 2 for definitions of fair value and the three levels of the fair value hierarchy):

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	$71	$71	$—	$—
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	334	334	—	—
Preferred shares	278	—	—	278
U.S. government obligations	121	—	121	—
U.S. government agencies	46	—	46	—
Corporate debt securities	112	—	112	—
Mortgage-backed securities	20	—	20	—
Asset-backed securities	18	—	18	—
Municipal and provincial notes and bonds	4	—	4	—
Derivative instruments
Foreign currency forward contracts	(3)	—	(3)	—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	$117	$117	$—	$—
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	275	275	—	—
Common stock	10	10	—	—
U.S. government obligations	111	—	111	—
U.S. government agencies	68	—	68	—
Corporate debt securities	540	—	540	—
Mortgage-backed securities	22	—	22	—
Asset-backed securities	10	—	10	—
Municipal and provincial notes and bonds	15	—	15	—
Derivative instruments
Interest rate swaps	1	—	1	—
Foreign currency forward contracts	(1)	—	(1)	—
During the years ended December 31, 2013 and 2012, there were no transfers between levels of the fair value hierarchy. Our policy is to recognize transfers in and transfers out as of the end of each quarterly reporting period.
Marketable Securities
Our portfolio of marketable securities consists of various types of mutual funds, preferred shares, common stock and fixed income securities, including U.S. government obligations, obligations of other government agencies, corporate debt, mortgage-backed and asset-backed securities and municipal and provincial bonds. The fair value of our mutual funds and common stock were classified as Level One as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The remaining securities, other than our investment in preferred shares, were classified as Level Two due to the use and weighting of multiple market inputs being considered in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities. See Note 4 for further details on our marketable securities.
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

We estimated the fair value of the Playa preferred shares using an option pricing model. This model requires that we make certain assumptions regarding the expected volatility, term, risk free interest rate over the expected term, dividend yield and enterprise value. As Playa is not publicly traded, there is no market value for its stock. Therefore, we utilized observable data for a group of comparable peer companies to assist in developing our volatility assumptions. The expected volatility of Playa’s stock price was developed using weighted average measures of implied volatility and historic volatility for their peer group for a period equal to our expected term of the option. The weighted-average risk-free interest rate was based on a zero coupon U.S. Treasury instrument whose term was consistent with the expected term. We anticipate receiving cumulative preferred dividends on our preferred shares; therefore, the expected dividend yield was assumed to be 10% per annum compounding quarterly for two years and increasing to 12% after the second year, with such dividends to be paid-in-kind.

A summary of the significant assumptions used to estimate the fair value of our preferred investment during the year ended December 31, 2013 is as follows:

Year Ended December 31, 2013
Expected term	2 years
Risk-free Interest Rate	0.38%
Volatility	47.7%
Dividend Yield	10%

Our valuation considers a number of objective and subjective factors that we believe market participants would consider, including: Playa's business and results of operations, including related industry trends affecting Playa's operations; Playa's forecasted operating performance and projected future cash flows; liquidation preferences, redemption rights, and other rights and privileges of Playa's preferred stock; and market multiples of comparable peer companies.

As of December 31, 2013, financial forecasts were used in the computation of the enterprise value using the income approach. The financial forecasts were based on assumed revenue growth rates and operating margin levels. The risks associated with achieving these forecasts were assessed in selecting the appropriate cost of capital. There is inherent uncertainty in our assumptions, and fluctuations in these assumptions will result in different estimates of fair value. Due to the lack of availability in market data, the preferred shares are classified as Level Three. Based on the assumptions used for the year ended December 31, 2013, the fair value of our preferred shares was $278 million and is recorded in other assets on the consolidated balance sheets, resulting in a $7 million increase in other comprehensive income as of December 31, 2013. See Note 4 for further details on our marketable securities.
The impact to net income from total gains or losses included in net gains and interest income from marketable securities held to fund operating programs due to the change in unrealized gains or losses relating to assets still held at the reporting date for the years ended December 31, 2013, 2012 and 2011 was insignificant.
Derivative Instruments
Our derivative instruments are foreign currency exchange rate instruments and interest rate swaps. The instruments are valued using an income approach with factors such as interest rates and yield curves, which represent market observable inputs and are generally classified as Level Two. Credit valuation adjustments may be made to ensure that derivatives are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality and our nonperformance risk. During the year ended December 31, 2013, we redeemed all of our 2015 Notes and settled the related outstanding interest rate swaps. See Note 10 for further details on our debt settlement. As of December 31, 2012, the credit valuation adjustments were insignificant. See Note 12 for further details on our derivative instruments.

6.    PROPERTY AND EQUIPMENT
Property and equipment at cost as of December 31, 2013 and 2012, consists of the following:

	December 31, 2013	December 31, 2012
Land	$672	$688
Buildings	4,628	4,062
Leasehold improvements	254	248
Furniture, equipment and computers	1,376	1,288
Construction in progress	86	65
	7,016	6,351
Less accumulated depreciation	(2,345)	(2,212)
Total	$4,671	$4,139
Depreciation expense was $320 million, $327 million, and $288 million for the years ended December 31, 2013, 2012 and 2011, respectively. The net book value of capital leased assets at December 31, 2013 and 2012, is $223 million and $185 million, respectively, which is net of accumulated depreciation of $80 million and $46 million, respectively.

During 2013, we acquired property and equipment of $678 million in the acquisition of the hotel formerly known as The Peabody in Orlando, Florida, property and equipment of $210 million in the acquisition of Grand Hyatt San Antonio, and property and equipment of $72 million in the acquisition of The Driskill hotel in Austin, Texas. During 2013, we sold eleven properties which had property and equipment of $315 million. Refer to Note 8 for further details on the acquisitions and dispositions in 2013.
Interest capitalized as a cost of property and equipment totaled $8 million, $4 million and $4 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is recorded net in interest expense. The year ended December 31, 2013 includes an $11 million charge to asset impairments in the consolidated statements of income, related to an impairment of property and equipment recorded in our owned and leased hotels segment.

7.    FINANCING RECEIVABLES
We have divided our financing receivables, which include loans and other financing arrangements, into three portfolio segments based on their initial measurement, risk characteristics and our method for monitoring or assessing credit risk. These portfolio segments correspond directly with our assessed class of receivables and are as follows:

•
Secured Financing to Hotel Owners—These financing receivables are senior, secured mortgage loans and are collateralized by underlying hotel properties currently in operation. These loans at December 31, 2013 and December 31, 2012 include financing provided to certain franchisees for the renovation and conversion of certain franchised hotels. These franchisee loans accrue interest at fixed rates ranging between 5.0% and 5.5%. Secured financing to hotel owners at December 31, 2012 consisted primarily of a $277 million mortgage loan receivable to an unconsolidated hospitality venture which was formed to acquire ownership of a hotel property in Waikiki, Hawaii. This mortgage receivable had interest set at 30-day LIBOR +3.75% due monthly. This receivable was repaid in full, including payment of all accrued, but unpaid interest in 2013.

•
Vacation Ownership Mortgages Receivables—These financing receivables are comprised of various mortgage loans related to our financing of vacation ownership interval sales. As of December 31, 2013, the weighted-average interest rate on vacation ownership mortgages receivable was 13.9%.

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

The three portfolio segments of financing receivables and their balances at December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Secured financing to hotel owners	$39	$317
Vacation ownership mortgage receivables at various interest rates with varying payments through 2031 (see below)	44	48
Unsecured financing to hotel owners	147	147
	230	512
Less allowance for losses	(103)	(99)
Less current portion included in receivables, net	(8)	(287)
Total long-term financing receivables, net	$119	$126

Financing receivables held by us as of December 31, 2013 are scheduled to mature as follows:

Year Ending December 31,	Secured Financing to Hotel Owners	Vacation Ownership Mortgage Receivables
2014	$1	$7
2015	38	7
2016	—	7
2017	—	5
2018	—	4
Thereafter	—	14
Total	39	44
Less allowance	(13)	(7)
Net financing receivables	$26	$37

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
The following tables summarize the activity in our financing receivables allowance for the years ended December 31, 2013 and 2012:

	Secured Financing	Vacation Ownership	Unsecured Financing	Total
Allowance at January 1, 2013	$7	$9	$83	$99
Provision	6	—	7	13
Write-offs	—	(2)	(4)	(6)
Other Adjustments	—	—	(3)	(3)
Allowance December 31, 2013	$13	$7	$83	$103

	Secured Financing	Vacation Ownership	Unsecured Financing	Total
Allowance at January 1, 2012	$7	$8	$75	$90
Provisions	—	6	13	19
Write-offs	—	(5)	(3)	(8)
Recoveries	—	—	(2)	(2)
Allowance at December 31, 2012	$7	$9	$83	$99

During the year ended December 31, 2011, we recorded provisions of $4 million, $4 million and $8 million for receivables within our secured financing to hotel owners, vacation ownership mortgage receivables and unsecured financing to hotel owners portfolio segments, respectively.
We routinely evaluate loans within financing receivables for impairment. To determine whether an impairment has occurred, we evaluate the collectability of both interest and principal. A loan is considered to be impaired when the Company determines that it is probable that we will not be able to collect all amounts due under the contractual terms. We do not record interest income for impaired loans unless cash is received, in which case the payment is recorded to other income (loss), net in the accompanying consolidated statements of income. During the year ended December 31, 2013, we recorded an allowance of $6 million for loans to hotel owners that we deemed to be impaired, which was recognized within other income (loss), net in the accompanying consolidated statements of income. During the year ended December 31, 2012, we recorded an allowance of $10 million for loans and wrote off a fully impaired loan of $3 million. During the year ended December 31, 2011, we established an allowance of $4 million for loans to hotel owners that we deemed to be impaired, which was recognized within other income (loss), net in the accompanying consolidated statements of income. The gross value of our impaired loans and related reserve does increase, outside of impairments recognized, due to the accrual and related reserve of interest income on these loans.
An analysis of our loans included in secured financing to hotel owners and unsecured financing to hotel owners had the following impaired amounts at December 31, 2013 and 2012, all of which had a related allowance recorded against them:

Impaired Loans
December 31, 2013
	Gross Loan Balance (Principal and Interest)	Unpaid Principal Balance	Related Allowance	Average Recorded Loan Balance
Secured financing to hotel owners	$39	$39	$(13)	$40
Unsecured financing to hotel owners	51	37	(51)	52

Impaired Loans
December 31, 2012
	Gross Loan Balance (Principal and Interest)	Unpaid Principal Balance	Related Allowance	Average Recorded Loan Balance
Secured financing to hotel owners	$40	$39	$(7)	$40
Unsecured financing to hotel owners	53	40	(53)	51
Interest income recognized on these impaired loans within other income (loss), net on our consolidated statements of income for the years ended December 31, 2013, 2012, and 2011 was as follows:

Interest Income
	Years Ended December 31,
	2013	2012	2011
Secured financing to hotel owners	$2	$2	$2
Unsecured financing to hotel owners	—	2	1

Credit Monitoring
On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity.

•	Past-due Receivables—We determine financing receivables to be past-due based on the contractual terms of each individual financing receivable agreement.

•
Non-Performing Receivables—Receivables are determined to be non-performing based upon the following criteria: (1) if interest or principal is more than 90 days past due for secured financing to hotel owners and unsecured financing to hotel owners; (2) if interest or principal is more than 120 days past due for vacation ownership mortgage receivables; or (3) if an impairment charge has been recorded for a loan or a provision established for our other financing arrangements. For the years ended December 31, 2013 and 2012, no interest income was accrued for secured financing to hotel owners and unsecured financing to hotel owners more than 90 days past due or for vacation ownership receivables more than 120 days past due. For the years ended December 31, 2013 and 2012, insignificant interest income was accrued for vacation ownership receivables past due more than 90 days but less than 120 days.

If a financing receivable is non-performing, we place the financing receivable on non-accrual status. We only recognize interest income when received for financing receivables on non-accrual status. Accrual of interest income is resumed when the receivable becomes contractually current and collection doubts are removed.

The following tables summarize our aged analysis of past-due financing receivables by portfolio segment, the gross balance of financing receivables greater than 90 days past-due and the gross balance of financing receivables on non-accrual status as of December 31, 2013 and December 31, 2012:

Analysis of Financing Receivables
December 31, 2013
	Receivables Past Due	Greater than 90 Days Past Due	Receivables on Non-Accrual Status
Secured financing to hotel owners	$—	$—	$39
Vacation ownership mortgage receivables	2	—	—
Unsecured financing to hotel owners*	3	3	82
Total	$5	$3	$121

Analysis of Financing Receivables
December 31, 2012
	Receivables Past Due	Greater than 90 Days Past Due	Receivables on Non-Accrual Status
Secured financing to hotel owners	$—	$—	$40
Vacation ownership mortgage receivables	2	—	—
Unsecured financing to hotel owners*	3	3	81
Total	$5	$3	$121
* Certain of these receivables have been placed on non-accrual status and we have recorded allowances for these receivables based on estimates of future cash flows available for payment of these financing receivables. However, a majority of these payments are not past due.

Fair Value—We estimated the fair value of financing receivables to approximate $130 million and $417 million as of December 31, 2013 and December 31, 2012, respectively. We estimated the fair value of financing receivables using discounted cash flow analysis based on current market assumptions for similar types of arrangements. Based upon the availability of market data, we have classified our financing receivables as Level Three. The primary sensitivity in these calculations is based on the selection of appropriate interest and discount rates. Fluctuations in these assumptions will result in different estimates of fair value.

	Asset (Liability)
	December 31, 2013
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables
Secured financing to hotel owners	$26	$28	$—	$—	$28
Vacation ownership mortgage receivable	37	38	—	—	38
Unsecured financing to hotel owners	64	64	—	—	64

	Asset (Liability)
	December 31, 2012
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables
Secured financing to hotel owners	$310	$314	$—	$—	$314
Vacation ownership mortgage receivable	39	39	—	—	39
Unsecured financing to hotel owners	64	64	—	—	64

8.    ACQUISITIONS, DISPOSITIONS, AND DISCONTINUED OPERATIONS

We continually assess and execute strategic acquisitions and dispositions to complement our current business.
Acquisitions
Hyatt Regency Orlando —During the year ended December 31, 2013, we acquired The Peabody in Orlando, Florida for a total purchase price of approximately $716 million. As part of the purchase, we acquired cash and cash equivalents of $2 million, resulting in a net purchase price of $714 million.
The following table summarizes the preliminary estimated fair value of the identifiable assets acquired and liabilities assumed, which are primarily recorded in our owned and leased hotels segment at the date of acquisition (in millions):

Cash and cash equivalents	$2
Prepaids and other current assets	3
Property and equipment	678
Intangibles	39
Total assets	722
Current liabilities	6
Total liabilities	6
Total net assets acquired	$716

The $716 million purchase price consists of $678 million of property and equipment, which have been included in our owned and leased hotels segment, $8 million of definite lived intangibles, which have been included in our owned and leased hotels segment, and $31 million of definite lived intangibles, which have been included in our Americas management and franchising segment. The definite lived intangibles are comprised of $31 million of management intangibles and $8 million of advanced bookings and will be amortized over a useful life of 20 years and 7 years, respectively. The preliminary estimated fair value asset allocation indicates that the purchase price approximates the fair value of the assets acquired and there will be no goodwill. We began managing this property in the year ended December, 31, 2013, as the Hyatt Regency Orlando.
The results of the Hyatt Regency Orlando since the acquisition date have been included in our consolidated financial statements.  The following table presents the results of this property since the acquisition date on a stand-alone basis (in millions):

Hyatt Regency Orlando operations included in 2013 results	Year Ended
December 31, 2013
Revenues	$30
Income	(3)

The following table presents our revenues and income on a pro forma basis as if we had completed the acquisition and rebranding of the Hyatt Regency Orlando as of January 1, 2012 (in millions):

	Year Ended December 31,
	2013	2012
Pro forma revenues	$4,295	$4,077
Pro forma income	218	78
The pro forma income for the year ended December 31, 2013 excludes $4 million of transaction costs that were recorded to other income (loss), net on our consolidated statements of income. The year ended December 31, 2012 pro forma income was adjusted to include these charges. See "Like-Kind Exchange Agreements" below, as the purchase of Hyatt Regency Orlando has been designated as a like-kind exchange.
Grand Hyatt San Antonio—We previously held a 30% interest in the entity which owns the Grand Hyatt San Antonio hotel. Accordingly, we accounted for the investment as an unconsolidated hospitality venture under the equity method. During the year ended December 31, 2013, we purchased the remaining 70% interest in this entity.

Total value of net assets acquired	$67
Previous investment in Grand Hyatt San Antonio	(7)
Purchase price to acquire our joint venture partner's interest	(16)
$44
As part of the acquisition of our partner's interest in the hospitality venture, we repaid $44 million of mezzanine debt that was held at the hospitality venture. This transaction has been accounted for as a step acquisition, which resulted in an insignificant gain on our previously held investment.
The following table summarizes the preliminary estimated fair value of the identifiable assets acquired and liabilities assumed, which are primarily recorded in our owned and leased hotels segment at the date of acquisition (in millions):

Cash and cash equivalents	$1
Restricted cash	10
Deferred tax assets	5
Property and equipment	210
Intangibles	24
Goodwill	14
Other assets	11
Total assets	275
Current liabilities	11
Long-term debt	197
Total liabilities	208
Total net assets acquired	$67
The preliminary purchase price allocation for this acquisition created goodwill of $14 million at the date of acquisition, of which $3 million is deductible for tax purposes. The goodwill is recorded within our owned and leased hotels segment. The definite lived intangibles are comprised of $12 million of management intangibles and $12 million of lease related intangibles and will be amortized over a useful life of 15 years and 75 years, respectively. The deferred tax asset of $5 million relates primarily to property and equipment. As part of the acquisition, we acquired $200 million of outstanding Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A and Contract Revenue Bonds, Senior Taxable Series 2005B. See Note 10 for details of these bonds. In connection with recording the acquisition, we wrote-off $11 million of contract acquisition costs, which has been recorded to asset impairments on our consolidated statements of income within our Americas management and franchising segment, see Note 9.
The Driskill—During the year ended December 31, 2013, we acquired The Driskill hotel in Austin, Texas ("The Driskill") for a purchase price of approximately $85 million. The Driskill has a long-standing presence in a market which we view as a key location for our guests. Due to the iconic nature of the hotel and its membership in the Historic Hotels of America and Associated Luxury Hotels International, we have chosen to retain The Driskill name. Of the total $85 million purchase price, significant assets acquired consist of $72 million of property and equipment, a $7 million indefinite-lived brand intangible, a $5 million management intangible and $1 million of other assets which have been included primarily in our owned and leased hotels segment.
Hyatt Regency Birmingham—During the year ended December 31, 2012, we acquired the Hyatt Regency Birmingham in the United Kingdom for a total purchase price of approximately $44 million. As part of the purchase, we acquired cash and cash equivalents of $1 million, resulting in a net purchase price of $43 million. Of the total purchase price of $44 million, $38 million was property and equipment and the remaining assets acquired relate to working capital. The fair value asset allocation determined that the purchase price approximated the fair value of the property and equipment acquired and there was no goodwill.
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
In conjunction with the acquisition, we entered into a holdback escrow agreement. Pursuant to the holdback escrow agreement, we withheld $11 million from the purchase price and placed it into an escrow account, which was classified as restricted cash on our consolidated balance sheet. During the year ended December 31, 2012, we released $1 million from escrow to the seller. As of December 31, 2013, the remaining funds in the escrow account had been released to the seller.
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
The acquisition created goodwill of $29 million at the date of acquisition, which is not deductible for tax purposes and is recorded within our owned and leased segment. The definite lived intangibles, which are substantially comprised of management intangibles, are being amortized over a weighted average useful life of 17 years. The other long-term liabilities consist of a $41 million deferred tax liability, the majority of which relates to property and equipment.
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
 In conjunction with the acquisition, we entered into a holdback escrow agreement with LodgeWorks. Pursuant to the holdback escrow agreement, we withheld approximately $20 million from the purchase price and placed it into an escrow account. During 2012, the funds in the escrow account were released to LodgeWorks.
Woodfin Suites—During 2011, we acquired three Woodfin Suites properties in California for a total purchase price of approximately $77 million and rebranded them as Hyatt Summerfield Suites and, subsequently, as Hyatt House hotels.

Dispositions
Hyatt Key West—During the year ended December 31, 2013, we sold Hyatt Key West for $74 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of $61 million. The Company entered into a long-term management agreement with the purchaser of the hotel. The gain on sale has been deferred and is being recognized in management and franchise fees over the term of the management contract, within our Americas management and franchising segment. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sale of Hyatt Key West are being held as restricted for use in a potential like-kind exchange.
Andaz Napa—During the year ended December 31, 2013, we sold Andaz Napa for $71 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of $27 million. The Company entered into a long-term management agreement with the purchaser of the hotel. The gain on sale has been deferred and is being recognized in management and franchise fees over the term of the management contract, within our Americas management and franchising segment. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sale of Andaz Napa had been held as restricted for use in a potential like-kind exchange. As a closing condition of the Andaz Napa transaction, an affiliate of the purchaser and Hyatt entered into a purchase and sale agreement for the Andaz Savannah.
Andaz Savannah—During the year ended December 31, 2013, we sold Andaz Savannah for $42 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of $4 million. The Company entered into a long-term management agreement with the purchaser of the hotel. The gain on sale has been deferred and is being recognized in management and franchise fees over the term of the management contract, within our Americas management and franchising segment. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Hyatt Regency Denver Tech—During the year ended December 31, 2013, we sold Hyatt Regency Denver Tech for $59 million, net of closing costs, to an unrelated third party, and entered into a long-term franchise agreement with the purchaser of the hotel. The sale resulted in a pre-tax gain of $26 million, which has been recognized in gains on sales of real estate on our consolidated statements of income for the year ended December 31, 2013. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sale of Hyatt Regency Denver Tech had been held as restricted for use in a potential like-kind exchange.
Hyatt Regency Santa Clara—During the year ended December 31, 2013, we sold Hyatt Regency Santa Clara for $91 million, net of closing costs, to an unrelated third party, and entered into a long-term management agreement with the purchaser of the property. As part of the sale agreement, we have the potential for an additional earn-out of up to $7 million based on the hotel's performance in 2013. If achieved, this contingent payment will be received in 2014. At that time, the gain will be deferred and recognized in management and franchise fees over the term of the management contract. The sale resulted in an insignificant loss, which has been recognized in gains on sales of real estate on our consolidated statements of income during the year ended December 31, 2013. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sale of Hyatt Regency Santa Clara had been held as restricted for use in a potential like-kind exchange.
Hyatt Fisherman's Wharf—During the year ended December 31, 2013, we sold Hyatt Fisherman's Wharf for $100 million, net of closing costs, to an unrelated third party, and entered into a long-term franchise agreement with the owner of the property. The sale resulted in a pre-tax gain of $55 million, which has been recognized in gains on sales of real estate on our consolidated statements of income for the year ended December 31, 2013. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sale of Hyatt Fisherman's Wharf had been held as restricted for use in a potential like-kind exchange.
Hyatt Santa Barbara—During the year ended December 31, 2013, we sold Hyatt Santa Barbara for $60 million, net of closing costs, to an unrelated third party, and entered into a long-term franchise agreement with the owner of the property. The sale resulted in a pre-tax gain of $44 million, which has been recognized in gains on sales of real estate on our consolidated statements of income during the year ended December 31, 2013. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Hyatt Place 2013—During the year ended December 31, 2013, we sold four Hyatt Place properties for a combined $68 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of approximately $4 million. Three of these properties had been classified as assets and liabilities held for sale as of December 31, 2012. The Company retained long-term management agreements for each hotel with the purchaser of the hotels. The gain on sale has been deferred and is being recognized in management and franchise fees over the term of the management contracts, within our Americas management and franchising segment. The operations of the hotels prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sales of two of the hotels had been held as restricted for use in a potential like-kind exchange.
Artwork—During the year ended December 31, 2013, we sold artwork to an unrelated third party and recognized a pre-tax gain of $29 million which was recognized in other income (loss), net on our consolidated statements of income. See "Like-Kind Exchange Agreements" below, as proceeds from the sale of artwork had been held as restricted for use in a potential like-kind exchange.
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
Hyatt Place and Hyatt Summerfield Suites 2011—During 2011, we sold six Hyatt Place and two Hyatt Summerfield Suites properties to a newly formed joint venture with Noble, in which the Company holds a 40% ownership interest. The properties were sold for a combined sale price of $110 million or $90 million, net of our $20 million contribution to the new joint venture (see Note 3). The sale resulted in a pre-tax loss of $2 million, which has been recognized in gains (losses) on sales of real estate on our consolidated statements of income. In conjunction with the sale, we entered into a long-term franchise agreement with the joint venture for each property. The six Hyatt Place and two Hyatt Summerfield Suites hotels continue to be operated as Hyatt-branded hotels and the two Hyatt Summerfield Suites hotels were subsequently rebranded as Hyatt House properties. The operating results and financial positions of these hotels prior to the sale remain within our owned and leased hotels segment. In conjunction with the sale of four of the properties we entered into a like-kind exchange agreement. See “Like-Kind Exchange Agreements,” below, for further detail.
Hyatt Regency Minneapolis—During 2011, we entered into an agreement with third parties to form a new joint venture to own and operate the Hyatt Regency Minneapolis. We contributed a fee simple interest in the Hyatt Regency Minneapolis to the joint venture as part of our equity interest subject to a $25 million loan to the newly formed joint venture. HHC has guaranteed the repayment of the loan (see Note 16). In conjunction with our contribution, we entered into a long-term management contract with the joint venture. The terms of the joint venture provided for capital contributions by the non-HHC partners that were used to complete a full renovation of the Hyatt Regency Minneapolis.
Like-Kind Exchange Agreements
In conjunction with the fourth quarter 2013 sale of Hyatt Key West, we entered into a like-kind exchange agreement with an intermediary. Pursuant to the like-kind exchange agreement, the proceeds from the sale of this hotel were placed into an escrow account administered by an intermediary. Accordingly, we classified net proceeds of $74 million related to this property as restricted cash on our consolidated balance sheets as of December 31, 2013. Pursuant to the like-kind exchange agreement, the cash remains restricted for a maximum of 180 days from the date of execution pending consummation of the exchange transaction.
In conjunction with the 2013 sales of Andaz Napa, Hyatt Regency Denver Tech, Hyatt Regency Santa Clara and Hyatt Fisherman's Wharf we entered into like-kind exchange agreements with an intermediary. Pursuant to the like-kind exchange agreements, the combined net proceeds of $321 million from the sales of these hotels were placed into an escrow account administered by an intermediary. During the year ended December 31, 2013, these net proceeds were utilized in a like-kind exchange agreement to acquire The Peabody Orlando.
During the year ended December 31, 2013, we released the net proceeds from the first quarter 2013 sales of two of the four Hyatt Place properties discussed above of $23 million and the 2012 sales of four Hyatt Place properties of $44 million from restricted cash on our consolidated balance sheets, as like-kind exchange agreements were not consummated within allowable time periods.

In conjunction with the second quarter 2013 sale of artwork, we placed proceeds received into restricted cash pursuant to a like-kind exchange agreement administered by an intermediary. We used a portion of the proceeds to fund artwork purchases and released the remaining amount from restricted cash.
In conjunction with the sale of four of the Hyatt Place properties in 2011, we entered into a like-kind exchange agreement with an intermediary. Pursuant to the like-kind exchange agreement, the net proceeds of $35 million from the sales of these four hotels were placed into an escrow account administered by the intermediary. During the second half of 2011, these net proceeds were utilized in a like-kind exchange agreement to acquire one of the LodgeWorks properties.
In conjunction with the 2010 sales of the Hyatt Deerfield, Grand Hyatt Tampa Bay and Hyatt Regency Greenville, we entered into like-kind exchange agreements with an intermediary. Pursuant to the like-kind exchange agreements, the proceeds from the sale of each hotel were placed into an escrow account administered by the intermediary. During the year ended December 31, 2011, we released the net proceeds from the sales of Grand Hyatt Tampa Bay and Hyatt Regency Greenville of $56 million and $15 million, respectively, from restricted cash on our consolidated balance sheet, as a like-kind exchange agreement was not consummated within applicable time periods. The net proceeds of $26 million from the sale of Hyatt Deerfield were utilized in a like-kind exchange agreement to acquire one of the Woodfin Suites properties.
Assets Held For Sale
During 2012, we committed to a plan to sell three Hyatt Place properties to a third party and classified the value of this portfolio as assets held for sale in the amount of $34 million, of which $33 million related to property and equipment, net, and liabilities held for sale in the amount of $1 million at December 31, 2012, which is included in our owned and leased hotels segment. The sale transaction was completed in 2013.
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

9.    GOODWILL AND INTANGIBLE ASSETS
The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012:

	Owned and Leased Hotels	Americas Management and Franchising	Other	Total*
Balance as of January 1, 2012
Goodwill	$158	$33	$4	$195
Accumulated impairment losses	(93)	—	—	(93)
Goodwill, net	65	33	4	102
Activity during the year
Goodwill acquired	29	—	—	29
Foreign exchange**	2	—	—	2
Balance as of December 31, 2012
Goodwill	189	33	4	226
Accumulated impairment losses	(93)	—	—	(93)
Goodwill, net	$96	$33	$4	$133
Activity during the year
Goodwill acquired	14	—	—	14
Balance as of December 31, 2013
Goodwill	203	33	4	240
Accumulated impairment losses	(93)	—	—	(93)
Goodwill, net	$110	$33	$4	$147

*	The ASPAC management and franchising and EAME/SW Asia management segments contained no goodwill balances as of December 31, 2013 and 2012, respectively.

**	Foreign exchange translation adjustments related to the acquisition of Hyatt Regency Mexico City (see Note 8).
During the year ended December 31, 2013, we recognized $14 million of goodwill in conjunction with the acquisition of the interests in the entity that owns the Grand Hyatt San Antonio hotel (see Note 8). At December 31, 2013, our indefinite-lived brand intangible acquired as part of the 2013 acquisition of The Driskill was $7 million (see Note 8).
Definite lived intangible assets primarily include contract acquisition costs, acquired franchise and management intangibles, lease related intangibles, and advanced booking intangibles. Contract acquisition costs and franchise and management intangibles are generally amortized on a straight-line basis over their contract terms, which range from approximately 5 to 40 years and 15 to 30 years, respectively. Lease related intangibles are amortized on a straight-line basis over the lease term. Advanced bookings are generally amortized on a straight-line basis over the period of the advanced bookings.
During the year ended December 31, 2013, we entered into a master agreement with a hotel owner for 30 year management agreements for four hotels in France. Using exchange rates at December 31, 2013, the value of the contract acquisition cost at inception was $123 million. The intangible is being amortized into expense on a straight-line basis over the 30 year term of the management agreements, which began in the second quarter of 2013 in conjunction with the conversion of the hotels to Hyatt management.

The following is a summary of intangible assets at December 31, 2013 and 2012:

	December 31, 2013	Weighted Average Useful Lives	December 31, 2012
Contract acquisition costs	$348	26	$203
Franchise and management intangibles	170	23	122
Lease related intangibles	155	109	139
Advanced booking intangibles	8	7	2
Brand intangible	7	—	—
Other	8	13	8
	696		474
Accumulated amortization	(105)		(86)
Intangibles, net	$591		$388

Amortization expense relating to intangible assets for the years ended December 31, 2013, 2012, and 2011 was as follows:

	Years Ended December 31,
	2013	2012	2011
Amortization Expense	$25	$26	$17

Amortization expense of $1 million and $7 million was recognized in 2013 and 2012, respectively, related to the accelerated amortization of an intangible asset.
We estimate amortization expense for definite lived intangibles for the years 2014 through 2018 to be:

Years Ending December 31,
2014	$27
2015	25
2016	24
2017	24
2018	24
During the fourth quarters of 2013, 2012 and 2011, we performed our annual impairment review of goodwill and our indefinite-lived brand intangible. Definite lived intangibles are tested for impairment whenever events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. During the years ended December 31, 2013, 2012 and 2011, we recorded no goodwill or indefinite lived intangible asset impairment charges. For the year ended December 31, 2013, we wrote-off $11 million of contract acquisition costs related to the entity that owns the Grand Hyatt San Antonio hotel, in connection with our acquisition of the interests in the entity that owns the hotel. This charge has been recorded to asset impairments on our consolidated statements of income within our Americas management and franchising segment (see Note 20). During the years ended December 31, 2012 and 2011, we recorded no definite lived intangible asset impairment charges within the consolidated statements of income.

10.    DEBT
Debt as of December 31, 2013 and 2012 consists of the following:

	December 31, 2013	December 31, 2012
$250 million senior unsecured notes maturing in 2015—5.750%	$—	$257
$250 million senior unsecured notes maturing in 2016—3.875%	249	249
$196 million senior unsecured notes maturing in 2019—6.875%	196	250
$250 million senior unsecured notes maturing in 2021—5.375%	250	250
$350 million senior unsecured notes maturing in 2023—3.375%	347	—
Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A	130	—
Contract Revenue Bonds, Senior Taxable Series 2005B	70	—
Floating Average Rate construction loan	32	—
6.0% construction loan	—	10
Revolving credit facility	—	—
Other (various, maturing through 2015)	1	1
Long-term debt before capital lease obligations	1,275	1,017
Capital lease obligations	208	216
Total long-term debt	1,483	1,233
Less current maturities	(194)	(4)
Total long-term debt, net of current maturities	$1,289	$1,229

Under existing agreements, maturities of debt for the next five years and thereafter are as follows:

2014	$194
2015	5
2016	251
2017	1
2018	1
Thereafter	1,031
Total	$1,483

Senior Notes—As of December 31, 2013, we had four series of senior unsecured notes, as further defined below, (the "Senior Notes"). Interest on the Senior Notes is payable semi-annually. We may redeem all or a portion of the Senior Notes at any time at 100% of the principal amount of the Senior Notes redeemed together with the accrued and unpaid interest, plus a make-whole amount, if any. The amount of any make-whole payment depends, in part, on the yield of U.S. Treasury securities with a comparable maturity to the Senior Notes at the date of redemption. A summary of the terms of the Senior Notes, by year of issuance, is as follows:

•
In 2009, we issued $250 million of 5.750% senior notes due 2015, at an issue price of 99.460% (the “2015 Notes”), and $250 million of 6.875% senior notes due 2019, at an issue price of 99.864% (the “2019 Notes”). We received net proceeds of approximately $495 million from the sale of the 2015 Notes and the 2019 Notes after deducting discounts and offering expenses payable by the Company of approximately $3 million. The proceeds were used to reduce outstanding hotel loans and for general corporate purposes.

•
In 2011, we issued $250 million of 3.875% senior notes due 2016, at an issue price of 99.571% (the “2016 Notes”), and $250 million of 5.375% senior notes due 2021, at an issue price of 99.846% (the “2021 Notes” and together with the 2015 Notes, the 2016 Notes, and the 2019 Notes, the "Senior Notes"). We received net proceeds of approximately $494 million from the sale of the 2016 Notes and the 2021 Notes, after deducting discounts and offering expenses payable by the Company of approximately $4 million, which we intend to use for general corporate purposes.

•
In 2013, we issued and sold $350 million of 3.375% Senior Notes due 2023 at an issue price of 99.498% (the “2023 Notes”). We received net proceeds of $345 million from the sale of the 2023 Notes, after deducting discounts and offering expenses payable by the Company of approximately $3 million. We used the net proceeds to pay the redemption price (as described below) in connection with the redemption of the 2015 Notes and to repurchase the 2019 Notes tendered in the cash tender offer, with any remaining proceeds intended to be used for general corporate purposes. See Note 12 for the interest rate lock associated with the 2023 Notes.

Debt Redemption—During the year ended December 31, 2013, we redeemed all of our outstanding 2015 Notes, of which an aggregate principal amount of $250 million was outstanding. The redemption price, which was calculated in accordance with the terms of the 2015 Notes and included principal plus a make-whole premium, was $278 million. See Note 12 for the settlement of the interest rate swaps associated with the 2015 Notes.
After the issuance of our 2015 Notes, we entered into eight $25 million interest rate swap contracts. During the year ended December 31, 2012, we terminated four of the eight interest rate swap contracts, for which we received cash payments of $8 million to settle the fair value of the swaps. The cash received from the termination of the four swaps was being amortized from the settlement date as a benefit to interest expense over the remaining term of the 2015 Notes. During the year ended December 31, 2013, we settled the remaining four outstanding interest rate swap agreements. At the time the 2015 Notes were redeemed, we recognized a gain of $7 million, which included the remaining unamortized benefit of $5 million from the settlement of the initial four swaps during 2012 and a gain of $2 million on the remaining four swaps that were terminated in 2013 in anticipation of the 2015 Note redemption. The gain is included within debt settlement costs in other income (loss), net on the consolidated statements of income. See Note 12 for the settlement of the interest rate swaps associated with the 2015 Notes.
Tender Offer— During the year ended December 31, 2013, we completed a cash tender offer (the "cash tender offer") for any and all of our 2019 Notes, of which an aggregate principal amount of $250 million was outstanding. We purchased $54 million aggregate principal amount of 2019 Notes in the cash tender offer at a purchase price of $66 million, which included premiums payable in connection with the cash tender offer. Following the cash tender offer, $196 million aggregate principal amount of 2019 Notes remains outstanding.
Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A and Contract Revenue Bonds, Senior Taxable Series 2005B —During the year ended December 31, 2013, we acquired our partner's interest in the entity that owns the Grand Hyatt San Antonio hotel, and as a result, we consolidated their $200 million of bonds. The construction was financed in part by the The City of San Antonio, Texas Convention Center Hotel Finance Corporation ("Texas Corporation"), a non-profit local government corporation created by the City of San Antonio, Texas for the purpose of providing financing for a portion of the costs of constructing the hotel. On June 8, 2005, the Texas Corporation issued $130 million of original principal amount Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A ("Series 2005A Bonds") and $78 million of original principal amount Contract Revenue Bonds, Senior Taxable Series 2005B ("Series 2005B Bonds"). The Series 2005A Bonds mature between 2034 and 2039, with interest ranging from 4.75% to 5.00% and the remaining $70 million of Series 2005B Bonds mature between 2014 and 2028, with interest ranging from 4.87% to 5.31%. The loan payments are required to be funded solely from net operating revenues of the Grand Hyatt San Antonio hotel and in the event that net operating revenues are not sufficient to pay debt service, the Texas Corporation under certain circumstances will be required to provide certain tax revenue to pay debt service on the 2005 Series bonds. The indenture allows for optional early redemption of the Series 2005B bonds subject to make-whole payments at any time with consent from the Texas Corporation and beginning in 2015 for the Series 2005A Bonds. Interest is payable semiannually.
Floating Average Rate Construction Loan —During the year ended December 31, 2012, we obtained a secured construction loan with Banco Nacional de Desenvolvimento Econômico e Social - BNDES (“BNDES”) in order to develop a hotel in Brazil. The loan is split into four separate sub-loans with different interest rates for each such sub-loan. All four subloans mature in 2023, with options to extend the maturity to 2031. Borrowings under the four sub-loans bear interest at the following rates, depending on the applicable sub-loan (a) 2.5%, (b) the variable rate published by BNDES plus 2.92%, (c) the Brazilian Long Term Interest Rate - TJLP plus 3.92% or (d) the Brazilian Long Term Interest Rate - TJLP, with the interest rates referred to in clauses (b) and (c) subject to reduction upon the delivery of certain certifications.  As of December 31, 2013, the weighted-average interest rates for the subloans that we have drawn upon is 8.39%. The balance of the subloan subject to the interest rate described in clause (b) above is subject to adjustment on a daily basis based on BNDES’s calculation of the weighted average of exchange rate variations related to foreign currency funds raised by BNDES that are not linked to transfer under specific conditions. As of December 31, 2013, we had borrowed Brazilian Real ("BRL") 75 million, or $32 million, against this construction loan of which BRL 37 million, or $16 million, has not yet been utilized in construction and is therefore held in restricted cash. As of December 31, 2012 no borrowings had been made against this loan.
6.0% Construction Loan—During the year ended December 31, 2012, we entered into a $20 million loan agreement with a third party. At December 31, 2012, we had drawn $10 million on the loan. The proceeds from the loan were used for completion of a property improvement plan and conversion of a non-Hyatt branded property to a Hyatt Place and as a result were recorded in restricted cash on our consolidated balance sheet at December 31, 2012. The debt had a stated interest rate of 6.0% and a maturity date of 2014. At December 31, 2013, the loan was fully repaid.
Revolving Credit Facility—During 2011, we entered into an Amended and Restated Credit Agreement with a syndicate of lenders that amended and restated our prior revolving credit facility to increase the borrowing availability under the facility from $1.1 billion to $1.5 billion and extend the facility's expiration from June 29, 2012 to September 9, 2016. Interest rates on outstanding borrowings are either LIBOR-based or based on an alternate base rate, with margins in each case based on our credit rating or, in certain circumstances, our credit rating and leverage ratio. As of December 31, 2013, the interest rate for a one month LIBOR borrowing would have been 1.543%, or LIBOR of 0.168%, plus 1.375%. There was no outstanding balance on this credit facility at December 31, 2013 or at December 31, 2012. At December 31, 2013 and 2012, we had entered into various letter of credit agreements for $104 million and $105 million, respectively, which reduced our available capacity under the revolving credit facility. The available line of credit on our revolving credit facility at December 31, 2013 was $1.4 billion. As of January 6, 2014, we entered into a Second Amended and Restated Credit Agreement with a syndicate of lenders that amended and restated this revolving credit facility and provides for a $1.5 billion senior unsecured revolving credit facility that matures in January 2019.
The Company also has a total of $21 million and $15 million of letters of credit issued through additional banks as of December 31, 2013 and 2012, respectively.
Debt Covenants —The revolving credit facility contains financial covenants requiring that certain financial measures be met such as not exceeding a maximum ratio of debt to earnings before interest, tax, depreciation and amortization (EBITDA), or adherence to a maximum secured debt to gross property and equipment ratio. We are in compliance with all covenants at December 31, 2013.
Fair Value—We estimated the fair value of debt, excluding capital leases, which consists of our Senior Notes and other long-term debt. Our Senior Notes and bonds are classified as Level Two due to the use and weighting of multiple market inputs in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities. We estimated the fair value of our other long-term debt instruments using discounted cash flow analysis based on current market inputs for similar types of arrangements. Based upon the availability of market data, we have classified our other long-term debt as Level Three. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value.

	Asset (Liability)
	December 31, 2013
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Debt, excluding capital lease obligations	$(1,275)	$(1,296)	$—	$(1,263)	$(33)

	Asset (Liability)
	December 31, 2012
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Debt, excluding capital lease obligations	$(1,017)	$(1,137)	$—	$(1,126)	$(11)

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
The future minimum lease payments due in each of the next five years and thereafter are as follows:

Years Ending December 31,	Operating Leases	Capital Leases
2014	$39	$197
2015	33	2
2016	32	2
2017	30	2
2018	29	2
Thereafter	324	16
Total minimum lease payments	$487	$221
Less amount representing interest		13
Present value of minimum lease payments		$208
Hyatt Regency Grand Cypress—On April 9, 2007, we signed a 30-year lease agreement with the owners of the Hyatt Regency Grand Cypress to lease the hotel, including the land, as well as a parcel of land adjacent to the hotel. This lease agreement includes options, at our discretion, to purchase the hotel, including the land, and the adjacent parcel of land. We exercised our option to purchase the adjacent piece of land on August 28, 2007 and the option remains to purchase the hotel, including land, for $190 million in the eighth lease year or in the tenth lease year for $210 million or in the fifteenth lease year for $245 million. Total minimum lease payments were calculated over the seven years of the lease term assuming that we will exercise the option to purchase the hotel and land in the eighth year. As we intend to exercise our option to purchase the hotel in 2014, we have classified the capital lease obligation in current maturities of long-term debt on the consolidated balance sheets. This lease qualifies as a capital lease and we have consolidated the operating results of the hotel as of April 9, 2007. The leased assets are included in property and equipment, net, in the amount of $207 million. We are responsible for all operating costs related to the property, including insurance, maintenance, and taxes.
Corporate Office Space—During the years ended December 31, 2013, 2012 and 2011, we recorded a $6 million loss, a $2 million gain, and $7 million loss, respectively, related to sublease agreements based on terms of our existing master leases, which was recognized within other income (loss), net in the accompanying consolidated statements of income. Of the $7 million loss in 2011, $5 million is attributable to leased space at the Hyatt Center which is sublet to a related party. We continue to have sublease agreements with certain related parties at the Hyatt Center and total minimum rentals to be received in the future under these non-cancelable operating subleases as of December 31, 2013 are $9 million through 2020. See Note 19 for further discussion on related party lease agreements.
A summary of rent expense from continuing operations for all operating leases is as follows:

	2013	2012	2011
Minimum rentals	$32	$26	$26
Contingent rentals	47	36	33
Total	$79	$62	$59
The Company leases retail space at its owned hotel locations under operating leases. The future minimum lease receipts scheduled to be received in each of the next five years and thereafter are as follows:

Years Ending December 31,	Amount
2014	$24
2015	22
2016	20
2017	19
2018	16
Thereafter	70
Total minimum lease receipts	$171

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
As of December 31, 2012, we held a total of four $25 million interest rate swap contracts, each of which was set to expire on August 15, 2015. Taken together, these swap contracts effectively converted a total of $100 million of the $250 million of our 2015 Notes to floating rate debt based on three-month LIBOR plus a fixed rate component. The fixed rate component of the four swaps varied by contract, ranging from 4.5675% to 4.77%. The interest rate swaps were designated as fair value hedges, as their objective was to protect the 2015 Notes against changes in fair value due to changes in the three-month LIBOR interest rate. The swaps were designated as fair value hedges at inception and at December 31, 2012 were highly effective in offsetting fluctuations in the fair value of the 2015 Notes prior to their redemption during the year ended December 31, 2013. The swaps were settled in anticipation of the redemption of the 2015 Notes. We received $2 million of cash payments to settle the fair value of the swaps during the year ended December 31, 2013, which included an insignificant amount of accrued interest. The cash received offset premiums paid at the time of the settlement of the 2015 Notes. See Note 10 for a discussion of the settlement of our 2015 Notes.
At December 31, 2012, the fixed to floating interest rate swaps were recorded within other assets at a value of $1 million offset by a fair value adjustment to long-term debt of $1 million. At December 31, 2012, the difference between the other asset value and fair market value adjustment to long-term debt includes the ineffective portion of the swap life-to-date which was insignificant.
Interest Rate Lock—During the year ended December 31, 2013, we entered into treasury-lock derivative instruments with $175 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the 2023 Notes issued during the year ended December 31, 2013 as changes in the benchmark interest rate would result in variability in cash flows related to such debt. These derivative instruments were designated as cash flow hedges at inception and were highly effective in offsetting fluctuations in the benchmark interest rate. See Note 10 for a discussion of our 2023 Notes.
During the year ended December 31, 2013, we settled the aforementioned treasury-lock derivative instruments at the date of issuance of the 2023 Notes. The $1 million loss on the settlement was recorded to accumulated other comprehensive loss and will be amortized to interest expense over the life of the 2023 Notes. For the year ended December 31, 2013 the amount of incremental interest expense was insignificant.
During 2011, we entered into treasury-lock derivative instruments with $250 million of notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with the 2021 Notes we issued in August 2011. We settled the treasury-lock derivative instruments at the date of issuance of the 2021 Notes in August 2011. The $14 million loss on the settlement was recorded to accumulated other comprehensive loss and will be amortized over the remaining life of the 2021 Notes. As a result, we recorded $1 million in incremental interest expense in each of the years ended December 31, 2013, 2012 and 2011, respectively.
Foreign Currency Exchange Rate Instruments—We transact business in various foreign currencies and utilize foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Our strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany loans and other intercompany transactions. Our foreign currency forward contracts generally settle within 12 months. We do not use these forward contracts for trading purposes. We do not designate these forward contracts as hedging instruments. Accordingly, we record the fair value of these contracts as of the end of our reporting period to our consolidated balance sheets with changes in fair value recorded in our consolidated statements of income within other income (loss), net for both realized and unrealized gains and losses. The balance sheet classification for the fair values of these forward contracts is to prepaids and other assets for unrealized gains and to accrued expenses and other current liabilities for unrealized losses. At December 31, 2013 and December 31, 2012, the foreign currency forward contracts were recorded within accrued expenses and other current liabilities at a value of $3 million and $1 million, respectively, while contracts recorded within prepaids and other assets were insignificant for both periods.

The U.S. dollar equivalent of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany loans, with terms of less than one year, is as follows (in U.S. dollars):

	December 31, 2013	December 31, 2012
Pound Sterling	$168	$161
Swiss Franc	27	32
Korean Won	31	31
Canadian Dollar	3	30
Total Notional Amount of Forward Contracts	$229	$254
Certain energy contracts at our hotel facilities include derivatives. However, we qualify for and have elected the normal purchases or sales exemption for these derivatives.
The effects of derivative instruments on our consolidated financial statements were as follows as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011:
Effect of Derivative Instruments on Income and Other Comprehensive Loss

		Years Ended December 31,
	Location of Gain (Loss)	2013	2012	2011
Fair value hedges:
Interest rate swaps
Gains on derivatives	Other income (loss), net	$—	$1	$3
Losses on borrowings	Other income (loss), net	—	(1)	(3)
		Years Ended December 31,
	Location of Gain (Loss)	2013	2012	2011
Cash flow hedges:
Interest rate locks
Amount of loss recognized in accumulated other comprehensive loss on derivative (effective portion)	Accumulated other comprehensive loss	$(1)	$—	$(14)
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income (effective portion)	Interest expense	(1)	(1)	(1)
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Other income (loss), net	—	—	—
		Years Ended December 31,
	Location of Gain (Loss)	2013	2012	2011
Derivatives not designated as hedges:
Foreign currency forward contracts	Other income (loss), net	$(6)	$(12)	$6

13.    EMPLOYEE BENEFIT PLANS
Defined Benefit Plans—We sponsor supplemental executive retirement plans consisting of funded and unfunded defined benefit plans for certain former executives. Retirement benefits are based primarily on the former employees’ salary, as defined, and are payable upon satisfaction of certain service and age requirements as defined by the plans.

The following tables show the change in benefit obligation and the change in fair value of plan assets as of December 31, 2013 and 2012 (the measurement dates), for the unfunded U.S. plan:

	2013	2012
Change in benefit obligation:
Benefit obligation—beginning of year	$21	$21
Interest cost	1	1
Actuarial gain	(2)	—
Benefits paid	(1)	(1)
Benefit obligation—end of year	$19	$21
Change in plan assets:
Fair value of plan assets—beginning of year	$—	$—
Actual return on plan assets	—	—
Benefits paid	—	—
Employer contributions	—	—
Fair value of plan assets—end of year	$—	$—
Funded status at end of year	$(19)	$(21)
Accumulated benefit obligation	$19	$21
Amounts recognized in the consolidated balance sheets as of December 31, 2013 and 2012:

	2013	2012
Accrued current benefit liability	$(1)	$(1)
Accrued long-term benefit liability	(18)	(20)
Funded status	$(19)	$(21)
Amounts recognized in accumulated other comprehensive loss of the unfunded U.S. defined benefit plan at December 31, 2013 and 2012, consist entirely of unrecognized net losses of $7 million and $9 million, respectively.
There are estimated to be insignificant amounts of unrecognized net losses that will be amortized into net periodic benefit cost over the next fiscal year.
Refer to the table below for costs related to the unfunded U.S. plan.
The weighted average assumptions used in the measurement of our benefit obligation as of December 31, 2013 and 2012 (the measurement dates), for the unfunded U.S. plan are as follows:

	2013	2012
Discount rate	4.40%	3.50%
The weighted average assumptions used in the measurement of our net cost as of December 31, 2013, 2012, and 2011 (the measurement dates), for the unfunded U.S. plan are as follows:

	2013	2012	2011
Discount rate	3.50%	4.10%	5.10%
Rate of compensation increase	—%	—%	—%

As of December 31, 2013, the benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter, are disclosed below. The expected benefits are estimated based on the same assumptions used to measure our benefit obligation at the end of the year and include benefits attributable to estimated future employee service as follows:

Year Ending December 31,
2014	$1
2015	1
2016	1
2017	1
2018	1
2019-2023	6
Total	$11

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
Deferred Compensation Plans—Historically, we provided nonqualified deferred compensation for certain employees through several different plans. In 2010, these plans were consolidated into the one Amended and Restated Hyatt Corporation Deferred Compensation Plan ("DCP"). Contributions and investment elections are determined by the employees. The Company also provides contributions according to preapproved formulas. A portion of these contributions relate to hotel property level employees, which are reimbursable to us and are included in the other revenues from managed properties and other costs from managed properties lines in the consolidated statements of income. As of December 31, 2013 and 2012, the DCP is fully funded in a rabbi trust. The assets of the DCP are primarily invested in mutual funds, which are recorded in other assets in the consolidated balance sheets (see Note 4). The related deferred compensation liability is recorded in other long-term liabilities (see Note 14). Refer to the table below for costs related to the DCP.

	Years Ended December 31,
	2013	2012	2011
Defined benefit plan	$1	$1	$1
Defined contribution plans	32	34	35
Deferred compensation plans	7	7	7
Employee Stock Purchase Program—In 2010, the Company’s stockholders approved the Hyatt Hotels Corporation Employee Stock Purchase Program (“ESPP”), which is designed to qualify under Section 423 of the Internal Revenue Code. The ESPP provides eligible employees with the opportunity to purchase shares of the Company’s common stock on a quarterly basis through payroll deductions at a price equal to 95% of the fair market value on the last trading day of each quarter. Enrollment occurs prior to the commencement of the quarter with elections being deducted from payroll during the quarter and the actual purchase of stock is completed subsequent to the quarter close. At the inception of the plan there were 1,000,000 shares reserved for issuance under the ESPP which has been deemed to be non-compensatory. Approximately 71,000 shares and 73,000 shares were issued under the ESPP during 2013 and 2012, respectively.

14.    OTHER LONG-TERM LIABILITIES
Other long-term liabilities at December 31, 2013 and 2012, consist of the following:

	December 31, 2013	December 31, 2012
Deferred compensation plans (see Note 13)	$334	$275
Hyatt Gold Passport Fund (see Note 2)	262	267
Deferred gains on sale of hotel properties	192	93
Guarantee liabilities (see Note 16)	133	6
Other accrued income taxes (see Note 15)	90	91
Deferred income taxes (see Note 15)	74	80
Defined benefit plans (see Note 13)	18	20
Deferred incentive compensation plans	4	5
Other	133	125
Total	$1,240	$962

15.    INCOME TAXES
Our tax provision includes federal, state, local, and foreign income taxes payable. The domestic and foreign components of income (loss) before income taxes for the three years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
U.S. income (loss) before tax	$256	$18	$(33)
Foreign income before tax	65	77	116
Income (loss) before income taxes	$321	$95	$83
The provision (benefit) for income taxes for the three years ended December 31, 2013, 2012 and 2011 is comprised of the following:

	2013	2012	2011
Current:
Federal	$85	$(76)	$73
State	14	(17)	26
Foreign	24	36	10
Total Current	$123	$(57)	$109
Deferred:
Federal	$(11)	$52	$(98)
State	9	15	(30)
Foreign	(5)	(2)	(9)
Total Deferred	$(7)	$65	$(137)
Total	$116	$8	$(28)

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate reported in the financial statements:

	2013	2012	2011
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal tax benefit	4.8	(0.3)	(2.1)
Foreign and U.S. tax effects attributable to foreign operations	(0.4)	(27.4)	(46.7)
Tax contingencies	0.2	(10.3)	(5.1)
Change in valuation allowances	—	(66.3)	(15.8)
Write-off of deferred tax assets	—	75.4	—
General business credits	(1.3)	(2.5)	(0.9)
Equity based compensation	1.1	2.0	1.4
Other	(3.2)	2.7	0.3
Effective income tax rate	36.2%	8.3%	(33.9)%
The 2013 effective tax rate is higher than the U.S. statutory rate of 35% primarily due to the effect of state taxes on U.S. earnings. This is offset by a $4 million benefit for an adjustment to certain deferred tax assets, a benefit of $3 million (including $1 million interest) related to the settlement of tax audits and a benefit of $4 million relating to changes of statutory rates in some of our foreign jurisdictions. Additional benefits arise from foreign earnings taxed at lower than the U.S. statutory rate.
Significant items that affect the 2012 tax rate included a benefit of $26 million related to the recognition of foreign tax credits, a release of $6 million in reserves for interest related to our treatment for expensing certain renovation costs in prior years and a benefit of $3 million from a reduction in statutory tax rates enacted by foreign jurisdictions during the year. Additional benefits include $6 million (including $4 million interest) resulting from the settlement of state tax audits as well a benefit of $6 million (including $3 million interest and penalties) related to the favorable settlement of our U.S. federal tax audit. These benefits are partially offset by a provision of $7 million resulting from a reduction in the deferred tax assets of certain non-consolidated investments and a provision of $8 million (including $3 million interest and penalties) for uncertain tax positions in foreign jurisdictions. In addition a deferred tax asset of $64 million related to foreign net operating losses and a corresponding full valuation allowance was eliminated due to the restructuring of a foreign subsidiary.
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

The components of net deferred tax asset from continuing operations at December 31, 2013 and 2012 is comprised of the following:

	2013	2012
Deferred tax assets related to:
Employee benefits	$161	$171
Foreign and state net operating losses and credit carryforwards	54	100
Nonconsolidated investments	77	53
Allowance for uncollectible assets	38	37
Intangibles	34	28
Deferred gain on sale	74	37
Interest and state benefits	14	18
Unrealized investment losses	6	7
Other	60	53
Valuation allowance	(21)	(22)
Total deferred tax asset	$497	$482
Deferred tax liabilities related to:
Installment sales	$(6)	$(10)
Property and equipment	(255)	(269)
Nonconsolidated investments	(59)	(57)
Unrealized investment gains	(18)	(3)
Prepaid expenses	(14)	(12)
Other	(14)	(12)
Total deferred tax liability	$(366)	$(363)
Net deferred tax asset	$131	$119
Recognized in the balance sheet as:
Deferred tax assets—current	$11	$19
Deferred tax assets—noncurrent	198	183
Deferred tax liabilities—current	(4)	(3)
Deferred tax liabilities—noncurrent	(74)	(80)
Total	$131	$119
Significant changes to our deferred tax assets and liabilities during 2013 include an increase of $51 million related to book in excess of tax depreciation expense and to a lesser extent the impact of acquisitions and dispositions of assets. This is offset by the utilization of our foreign tax credits of $35 million, as well as a reduction of $18 million attributable to the funding of our newly formed captive insurance company.
As of December 31, 2013, we have determined that undistributed net earnings of $329 million of certain foreign subsidiaries are indefinitely reinvested in operations outside the United States. These earnings could become subject to additional taxes if remitted as dividends, loaned to a U.S. affiliate, or if we sold our interest in the affiliates; the resulting U.S. income tax liabilities could be offset, in whole or in part, by credits allowable for taxes paid to foreign jurisdictions. The actual tax costs would depend on the income tax laws and circumstances at the time of the realization events; determination of the potential net liability is not practicable due to the complexities of the hypothetical calculation. We continue to provide deferred taxes, as required, on the undistributed earnings of foreign subsidiaries and unconsolidated affiliates that are not indefinitely reinvested in operations outside the United States.
As of December 31, 2013, we have $32 million of future tax benefits related to state and foreign net operating losses and $22 million of benefits related to federal and state credits. Some of these operating losses will begin to expire in 2014 and continue through 2033; however, a number of these operating losses, and some state credits, have no expiration date and may be carried forward indefinitely.
A valuation allowance of $17 million is recorded for certain net operating loss benefits and credits, as we believe it is more likely than not that we will be unable to utilize these tax carry forwards. A valuation allowance of $4 million is also recorded against other state and foreign assets that are not expected to be realized.

Total unrecognized tax benefits as of December 31, 2013 and 2012 were $53 million and $75 million, respectively, of which $27 million and $42 million, respectively, would impact the effective tax rate if recognized. It is reasonably possible that a reduction of up to $10 million of unrecognized tax benefits could occur within twelve months resulting from the resolution of audit examinations and the expiration of certain tax statutes of limitations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31, is as follows:

	2013	2012
Unrecognized tax benefits—beginning balance	$75	$175
Total increases—current period tax positions	3	4
Total increases/(decreases)—prior period tax positions	(14)	(97)
Settlements	(5)	(4)
Lapse of statute of limitations	(4)	(4)
Foreign currency fluctuation	$(2)	$1
Unrecognized tax benefits—ending balance	$53	$75
For 2013, decreases to current and prior period tax positions in the amount of $14 million are primarily due to the conclusion and settlement of the IRS audits related to the 2005 through 2008 tax years. We also received $1 million interest due to the settlement of certain federal and state tax issues and related to tax years 2003 through 2009.
During 2012, we paid $2 million tax and penalties to settle certain tax issues with foreign taxing authorities, as well as $2 million tax and interest to settle certain federal and state tax issues related to tax years 2003 through 2009
In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total gross accrued interest and penalties were $38 million, $46 million and $60 million as of December 31, 2013, 2012 and 2011, respectively.
The amount of interest and penalties recognized as a component of income tax expense in 2013 was $1 million.
The amount of interest and penalties recognized as a component of income tax expense in 2012 was a benefit of $4 million. This amount is comprised of the following: a benefit of $6 million as a result of release of interest as a response to the change in transitional guidance related to temporary regulations issued by the IRS; the release of $3 million resulting from the settlement of state tax matters. These benefits are offset by a provision of $5 million interest expense related to reserves recorded by our foreign subsidiaries.
Our 2009, 2010, and 2011 federal income tax returns are currently under IRS examination. The federal statute of limitations for Hyatt Hotels Corporation remains open, until December 31, 2014, for the years ended December 31, 2005 through 2010.
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

16.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:
Commitments—As of December 31, 2013, we are committed, under certain conditions, to lend or invest up to $458 million, net of any related letters of credit, in various business ventures.
Included in the $458 million in commitments is our share of a hospitality venture’s commitment to purchase a hotel within a to-be completed building in New York City for a total purchase price of approximately $380 million. The hospitality venture will be funded upon the purchase of the hotel, and our share of the purchase price commitment is 66.67% (or approximately $253 million). In accordance with the purchase agreement, we agreed to fund a $50 million letter of credit as security towards this future purchase obligation. The agreement stipulates the purchase of the completed property is contingent upon the completion of certain contractual milestones. The $50 million funded letter of credit is included as part of our total letters of credit outstanding at December 31, 2013 and therefore netted against our future commitments amount disclosed above. For further discussion see the “Letters of Credit” section of this footnote.

Performance Guarantees—Certain of our contractual arrangements with third party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels.
During 2013, we recorded a $5 million charge related to these agreements. Under these agreements, we had recorded a guarantee liability of $123 million, net of amortization and using exchange rates as of December 31, 2013. As of December 31, 2013, we had recorded a separate contingent liability to fund these guarantee agreements of $6 million. The remaining maximum potential payments related to these agreements are $548 million, as shown below.

Property Description	Maximum Guarantee Amount (local currency)	Maximum Guarantee Amount (USD at December 31, 2013)	Initial Liability Recorded (local currency)	Guarantee Liability Recorded (USD at December 31, 2013)	Contingent Liability recorded (USD at December, 31,2013)
Four hotels in France*	Euro 377	$519	Euro 90	$118	$5
A hotel in Thailand	Thai baht 360	11	Thai baht 157	5	—
Select service hotels in the U.S.		14		—	1
Other		4		—	—
Total		$548		$123	$6
*Our performance guarantee for the four hotels in France has an initial term of 7 years and does not have an annual cap.
In connection with the inception of a performance guarantee, we recognize a liability for the fair value of our guarantee obligation within other long-term liabilities on our consolidated balance sheets with an offset to contract acquisition cost intangible assets. Upon commencement of the guarantee period, we amortize the guarantee liability using a systematic and rational risk-based approach over the term of the respective performance guarantee. During 2013, we amortized $5 million of these liabilities as income to other income (loss), net on the consolidated statements of income.
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. As of December 31, 2013, there were no amounts recorded in accrued expenses and other current liabilities related to these performance test clauses.
Debt Repayment Guarantees—We have entered into various debt repayment guarantees related to our hospitality venture investments in certain properties. The maximum exposure under these agreements as of December 31, 2013 was $287 million. As of December 31, 2013, we had a $10 million liability representing the carrying value of these guarantees. Included within the $287 million in debt guarantees are the following:

Property Description	Maximum Guarantee Amount	Amount Recorded at December 31, 2013
Vacation ownership development	$110	$1
Hotel property in Brazil	75	3
Hawaii hotel development	30	1
Hotel property in Minnesota	25	4
Hotel property in Colorado	15	1
Other	32	—
Total Debt Repayment Guarantees	$287	$10
With respect to repayment guarantees related to certain hospitality venture properties, the Company has agreements with its respective partners that require each partner to pay a pro-rata portion of the guarantee amount based on each partner’s ownership percentage. Assuming successful enforcement of these agreements our maximum exposure under the various debt repayment guarantees as of December 31, 2013 would be $161 million payment.
Self Insurance—The Company obtains commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property and other miscellaneous coverages. A reasonable amount of risk is retained on a self insurance basis primarily through a U.S. based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductible and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Losses estimated to be paid within 12 months are $27 million as of December 31, 2013, and are classified within accrued expenses and other current liabilities on the consolidated balance sheets, while losses expected to be payable in later periods are $53 million as of December 31, 2013, and are included in other long-term liabilities on the consolidated balance sheets. At December 31, 2013, standby letters of credit amounting to $7 million had been issued to provide collateral for the estimated claims. We guarantee the letters of credit. For further discussion, see the “Letters of Credit” section of this footnote.
Surety Bonds—Surety bonds issued on our behalf totaled $23 million at December 31, 2013 and primarily relate to workers’ compensation, taxes, licenses, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf as of December 31, 2013 totaled $125 million, the majority of which relate to our ongoing operations. Of the $125 million letters of credit outstanding, $104 million reduces the available capacity under our revolving credit facility (see Note 10).
Capital Expenditures—As part of our ongoing business operations, significant expenditures are required to complete renovation projects that have been approved.
Other—We act as general partner of various partnerships owning hotel properties that are subject to mortgage indebtedness. These mortgage agreements generally limit the lender’s recourse to security interests in assets financed and/or other assets of the partnership and/or the general partner(s) thereof.
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

17.    STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Common Stock—At December 31, 2013, Pritzker family business interests beneficially owned, in the aggregate, approximately 77.7% of our Class B common stock, representing approximately 56.0% of the outstanding shares of our common stock and approximately 74.8% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests are able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors and other significant corporate transactions. While the voting agreements are in effect, they may provide our board of directors with effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. Pursuant to the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, the Pritzker family business interests have agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock. In addition, other stockholders, including entities affiliated with Goldman, Sachs & Co. and Madrone GHC, LLC, beneficially own, in the aggregate, approximately 22.3% of our outstanding Class B common stock, representing approximately 16.1% of the outstanding shares of our common stock and approximately 21.5% of the total voting power of our outstanding common stock. Pursuant to the 2007 Stockholders’ Agreement, these entities have also agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock.
Share Repurchase— During 2013 and 2012, our Board of Directors authorized the repurchase of up to $400 million and $200 million, respectively, of the Company's common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion.  The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time.

During 2013 and 2012, the Company repurchased 6,604,768 and 3,690,282 shares of common stock, respectively. These shares of common stock were repurchased at a weighted-average price of $41.64 and $36.94 per share, respectively, for an aggregate purchase price of $275 million and $136 million, respectively, excluding related expenses that were insignificant in both periods. The shares repurchased represented approximately 4% and 2% of the Company's total shares of common stock outstanding prior to the repurchase, respectively. The shares of Class A common stock that were repurchased on the open market were retired and returned to authorized and unissued status while the shares of Class B common stock that were repurchased were retired and the total number of authorized Class B shares was reduced by the number of shares repurchased. As of December 31, 2013 we had $189 million remaining under the current share repurchase authorization.
Accumulated Other Comprehensive Loss—The following table details the accumulated other comprehensive loss activity for the years ended December 31, 2013 and 2012, respectively.

	Balance at January 1, 2013	Current period other comprehensive income (loss)	Amount Reclassified from Accumulated Other Comprehensive Loss (a)	Balance at December 31, 2013
Foreign currency translation adjustments	$(54)	$(10)	$2	$(62)
Unrealized gain (loss) on AFS securities	—	6	—	6
Unrecognized pension cost	(6)	1	—	(5)
Unrealized gain (loss) on derivative instruments	(7)	—	—	(7)
Accumulated Other Comprehensive Loss	$(67)	$(3)	$2	$(68)
(a) Foreign currency translation adjustments, net of an insignificant tax impact, reclassified from accumulated other comprehensive loss were recognized within equity earnings (losses) from unconsolidated hospitality ventures on the consolidated statements of income.

	Balance at January 1, 2012	Current period other comprehensive income (loss)		Balance at December 31, 2012
Foreign currency translation adjustments	$(83)	$29		$(54)
Unrealized gain (loss) on AFS securities	(2)	2		—
Unrecognized pension cost	(6)	—		(6)
Unrealized gain (loss) on derivative instruments	(8)	1		(7)
Accumulated Other Comprehensive Loss	$(99)	$32		$(67)

18.    STOCK-BASED COMPENSATION
As part of our Long-Term Incentive Plan, we award Stock Appreciation Rights (“SARs”), Restricted Stock Units (“RSUs”), Performance Share Units ("PSUs"), and Performance Vested Restricted Stock ("PSSs") to certain employees. Compensation expense and unearned compensation figures within this note exclude amounts related to employees of our managed hotels as this expense has been and will continue to be reimbursed by our third party hotel owners and is recorded on the lines other revenues from managed properties and other costs from managed properties. Compensation expense related to these awards for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Years Ended December 31,
	2013	2012	2011
Stock appreciation rights	$8	$8	$9
Restricted stock units	17	14	12
Performance share units and Performance vested restricted stock	3	1	1

The expected income tax benefit to be realized at the time of vest related to these plans for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Years Ended December 31,
	2013	2012	2011
Stock appreciation rights	$3	$3	$3
Restricted stock units	6	5	4
Performance share units and Performance vested restricted stock	1	—	—
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
The following table sets forth a summary of the SAR grants in 2013, 2012, and 2011:

Grant Date	SARs Granted	Per SAR Value	Vesting Period		Vesting Start Month
March 2013	472,003	$17.95	25	% annually	March 2014
March 2013	54,914	18.21	100	% at vest	March 2017
March 2012	405,877	17.29	25	% annually	March 2013
March 2011	359,062	19.08	25	% annually	March 2012
The weighted average grant date fair value for the awards granted in 2013, 2012, and 2011 was $17.98, $17.29, and $19.08, respectively.
The fair value of each SAR was estimated based on the date of grant using the Black-Scholes-Merton option-valuation model with the following weighted-average assumptions:

	2013	2012	2011
Exercise Price	$43.44	$41.29	$41.74
Expected Life in Years	6.330	6.251	6.251
Risk-free Interest Rate	1.18%	1.49%	2.43%
Expected Volatility	40.67%	40.84%	43.39%
Annual Dividend Yield	—%	—%	—%
As of December 31, 2013 we used an estimated forfeiture rate of 0% because only a small group of executives received these grants and we have limited historical data on which to base these estimates. We record the compensation expense earned for SARs on a straight-line basis from the date of grant. The exercise price of these SARs was the fair value of our common stock at the grant date, based on a valuation of the Company prior to the IPO, or the closing share price on the date of grant for all grants issued after the IPO. Due to a lack of historical exercise information the expected life was estimated based on the midpoint between the vesting period and the contractual life of each SAR, per guidance from the SEC’s Staff Accounting Bulletin Topic 14, Share-Based Payment. The risk-free interest rate was based on U.S. Treasury instruments with similar expected life. The Company calculates volatility using the average historical volatility of our peer group over a time period consistent with our expected term assumption. During 2012, we began incorporating our limited trading history with our peer group's history to obtain the expected volatility of our share price.
A summary of employee SAR activity as of December 31, 2013, and changes during 2013, are presented below:

	SAR Units	Weighted Average Exercise Price (in whole dollars)	Weighted Average Contractual Term
Outstanding at December 31, 2012:	3,166,862	$45.20	6.31
Granted	526,917	43.44	9.20
Exercised	96,414	27.75	5.62
Forfeited or canceled	19,155	41.23	6.65
Outstanding at December 31, 2013:	3,578,210	$45.43	5.88
Exercisable as of December 31, 2013:	2,435,759	$47.18	4.77

The total intrinsic value of SARs outstanding at December 31, 2013 was $26 million and the total intrinsic value for exercisable SARs was $17 million as of December 31, 2013.
Restricted Stock Units—Vested RSUs will be settled with a single share of our Class A common stock with the exception of insignificant portions of the March 2013, June 2013, March 2012, March 2011, June 2011, and May 2010 awards which will be settled in cash. The value of the RSUs was based upon the fair value of our common stock at the grant date, based upon a valuation of the Company, or the closing stock price of our Class A common stock for the December 2009 award and all 2010, 2011, 2012, and 2013 awards. Awards issued prior to our November 2009 IPO are deferred in nature and will be settled once all tranches of the award have fully vested or otherwise as provided in the relevant agreements, while all awards issued in December 2009 and later will be settled as each individual tranche vests under the relevant agreements. The following table sets forth a summary of the employee RSU grants in 2013, 2012, and 2011:

Grant Date	RSUs	Value	Total Value (in millions)	Vesting Period
December 2013	2,132	$46.90	$—	4 years
September 2013	13,082	45.86	$1	4 years
June 2013	2,218	40.56	$—	4 years
March 2013	453,356	43.44	$20	4 years
December 2012	40,694	36.86	$1	4 years
October 2012	2,580	38.75	$—	4 years
June 2012	19,787	35.87	$1	4 years
March 2012	444,059	41.29	$18	4 years
September 2011	10,493	33.35	$—	4 years
June 2011	14,124	38.92	$1	2 to 4 years
March 2011	484,685	41.74	$20	4 years
We record compensation expense earned for RSUs on a straight-line basis from the date of grant using an expected forfeiture rate of 3%. In certain situations we also grant cash-settled RSUs which are recorded as a liability instrument. The liability and related expense for granted cash-settled RSUs are insignificant as of and for the period ended December 31, 2013.
A summary of the status of the non-vested employee restricted stock unit awards outstanding under the plan as of December 31, 2013 is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value (in whole dollars)
Nonvested at December 31, 2012:	1,204,182	$39.10
Granted	471,019	43.51
Vested	402,466	39.07
Forfeited or canceled	28,264	41.49
Nonvested at December 31, 2013:	1,244,471	$40.71
As of December 31, 2013, the total intrinsic value of deferred RSUs that vested in 2013 but were not paid out is immaterial. The total intrinsic value of nonvested RSUs as of December 31, 2013 was $62 million.
Performance Share Units and Performance Vested Restricted Stock—The Company has granted to certain executive officers both PSUs, which are restricted stock units, and PSSs, which are performance vested restricted stock. The number of PSUs that will ultimately vest and be paid out in Class A common stock and the number of PSSs that will ultimately vest with no further restrictions on transfer depends upon the performance of the Company at the end of the applicable three year performance period relative to the applicable performance target. During the years ended December 31, 2013 and 2012, the Company granted to its executive officers a total of 218,686 and 209,569 PSSs, respectively, which vest in full if the maximum performance metric is achieved. At the end of the performance period, the PSSs that do not vest will be forfeited. The PSSs had a weighted average grant date fair value of $43.44 and $41.29 for the years ending December 31, 2013 and 2012, respectively. For the 2013 PSSs, the performance period is three years beginning January 1, 2013 and ending December 31, 2015. For the 2012 PSSs, the performance period is three years beginning January 1, 2012 and ending December 31, 2014. During the year ended December 31, 2011, the Company granted to its executive officers a target number of PSUs of 99,660 with a weighted average grant date fair value of $41.74. The performance period is a three year period beginning January 1, 2011 and ending

December 31, 2013. The PSUs and PSSs will vest at the end of the performance period only if the performance threshold is met; there is no interim performance metric.
There were no forfeitures for the year ended December 31, 2013. As of December 31, 2013 the total intrinsic value of nonvested PSUs and PSSs if target performance is achieved was $14 million.
Our total unearned compensation for our stock-based compensation programs as of December 31, 2013 was $14 million for SARs, $31 million for RSUs and $4 million for PSUs and PSSs combined, which will be recorded to compensation expense primarily over the next four years with respect to SARs and RSUs, with a limited portion of the RSU awards extending to seven years, and over the next two years with respect to PSUs and PSSs as follows:

	2014	2015	2016	2017	2018+	Total
SARs	$6	$4	$3	$1	$—	$14
RSUs	14	10	6	1	—	31
PSUs and PSSs	3	1	—	—	—	4
Total	$23	$15	$9	$2	$—	$49

19.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the notes to the consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Leases —Our corporate headquarters have been located at the Hyatt Center in Chicago, Illinois since 2005. A subsidiary of the Company holds a master lease for a portion of the Hyatt Center and has entered into sublease agreements with certain related parties. During 2012, one of these sublease agreements was amended to reduce the related party's occupied space; as a result, we received a payment of $4 million, representing the discounted future sublease payments, less furniture and fixtures acquired. During 2011, we agreed to a new sublease agreement with a related party. The new sublease agreement includes sublease income paid to Hyatt that represents market rates, and is less than the rental payments that we are required to make under the master lease, resulting in a $5 million loss on the transaction, which is recorded in other income (loss), net on the consolidated statements of income. Future sublease income for this space from related parties is $9 million.
Legal Services—A partner in a law firm that provided services to us throughout 2013, 2012, and 2011 is the brother-in-law of our Executive Chairman. We incurred legal fees with this firm of $2 million for each of the years ended December 31, 2013, 2012, and 2011, respectively. Legal fees when expensed are included in selling, general and administrative expenses. As of December 31, 2013 and 2012, we had insignificant amounts due to the law firm.
Gaming—We had a Gaming Space Lease Agreement with HCC Corporation ("HCC"), a related party, whereby it leased approximately 20,990 square feet of space at the Hyatt Regency Lake Tahoe Resort, Spa and Casino, where it operated a casino. In connection with the Gaming Space Lease Agreement, we also provided certain sales, marketing and other general and administrative services to HCC under a Casino Facilities Agreement. In exchange for such services, HCC paid us fees based on the type of services being provided and for complimentary goods and services provided to casino customers. During 2011, the relevant related party agreements terminated. The new agreements for the casino are with an unrelated third party. We received $2 million for the year ended December 31, 2011 under the related party agreement.
Other Services—A member of our board of directors is a partner in a firm whose affiliates own hotels from which we recorded management and franchise fees of $7 million, $7 million, and $6 million during the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013 and 2012, we had $1 million in receivables due from these properties.
Equity Method Investments—We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We recorded fees of $32 million, $37 million, and $36 million for the years ended December 31, 2013, 2012, and 2011, respectively, related to these properties. As of December 31, 2013 and 2012, we had receivables due from these properties of $7 million. In addition, in some cases we provide loans (see Note 7) or guarantees (see Note 16) to these entities. Our ownership interest in these equity method investments generally varies from 8% to 70%. See Note 3 for further details regarding these investments.
Share Repurchase—During 2013, we repurchased 2,906,879 shares of Class B common stock at a weighted average price of $41.36 per share, for an aggregate purchase price of approximately $120 million. During 2011 we repurchased 8,987,695 shares of Class B common stock for $44.03 per share, the closing price of the Company's Class A common stock on May 13, 2011, for an aggregate purchase price of approximately $396 million. The shares repurchased for the years ended December 31, 2013 and 2011 represented approximately 2% and 5.2% of the Company's total shares of common stock outstanding prior to the repurchase, respectively. The shares of Class B common stock were repurchased from trusts held for the benefit of certain Pritzker family members in privately-negotiated transactions and were retired, thereby reducing the total number of shares outstanding and reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.

20.    SEGMENT AND GEOGRAPHIC INFORMATION
Our operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker to assess performance and make decisions regarding the allocation of resources. Our chief operating decision maker is the Chief Executive Officer. Our results for the years ended December 31, 2013, 2012, and 2011 reflect the segment structure of our organization following our realignment, which was effective October 1, 2012. Segment results presented here for the years ended December 31, 2012 and 2011 have been recast to show our results as if our new operating structure had existed in those periods.

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

•
EAME/SW Asia Management—This segment derives its earnings primarily from hotel management of our family of brands located primarily in Europe, Africa, and the Middle East as well as countries along the Persian Gulf, the Arabian Sea, and India. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners with no added margin. These costs relate primarily to reservations, marketing and IT costs. These revenues and costs are recorded on the lines other revenues from managed properties and other costs from managed properties, respectively. The intersegment revenues relate to management fees that are collected from the Company’s owned hotels, which are eliminated in consolidation.

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

(in millions)	2013	2012	2011
Owned and Leased Hotels
Revenues	$2,142	$2,021	$1,879
Adjusted EBITDA	471	442	400
Depreciation and Amortization	315	323	282
Capital Expenditures	211	283	321
Americas Management and Franchising
Revenues	1,774	1,712	1,615
Intersegment Revenues (a)	86	81	64
Adjusted EBITDA	233	199	167
Depreciation and Amortization	17	20	13
Capital Expenditures	1	2	—
ASPAC Management and Franchising
Revenues	157	129	113
Intersegment Revenues (a)	3	3	4
Adjusted EBITDA	50	46	40
Depreciation and Amortization	1	1	1
Capital Expenditures	—	1	1
EAME/SW Asia Management
Revenues	117	92	92
Intersegment Revenues (a)	16	14	15
Adjusted EBITDA	40	26	34
Depreciation and Amortization	5	2	2
Capital Expenditures	—	—	2
Corporate and other
Revenues	99	93	82
Adjusted EBITDA	(114)	(107)	(103)
Depreciation and Amortization	7	7	7
Capital Expenditures	20	15	7
Eliminations (a)
Revenues	(105)	(98)	(83)
Adjusted EBITDA	—	—	—
Depreciation and Amortization	—	—	—
Capital Expenditures	—	—	—
TOTAL
Revenues	$4,184	$3,949	$3,698
Adjusted EBITDA	680	606	538
Depreciation and Amortization	345	353	305
Capital Expenditures	232	301	331

(a)	Intersegment revenues are included in the segment revenue totals and eliminated in Eliminations.

The table below shows summarized consolidated balance sheet information by segment:
Total Assets

	December 31, 2013	December 31, 2012
Owned and Leased Hotels	$5,895	$4,942
Americas Management and Franchising	527	470
ASPAC Management and Franchising	116	95
EAME/SW Asia Management	201	63
Corporate and other	1,438	2,060
TOTAL	$8,177	$7,630
The following table presents revenues and long-lived assets by geographical region:

	2013	2012	2011
Revenues:
United States	$3,270	$3,140	$2,911
All Foreign	914	809	787
Total	$4,184	$3,949	$3,698

	December 31, 2013	December 31, 2012
Long-Lived Assets:
United States	$4,026	$3,395
All Foreign	1,383	1,265
Total	$5,409	$4,660
The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011
Adjusted EBITDA	$680	$606	$538
Equity earnings (losses) from unconsolidated hospitality ventures	(1)	(22)	4
Gains (losses) on sales of real estate	125	—	(2)
Asset impairments	(22)	—	(6)
Other income (loss), net	17	7	(11)
Net loss attributable to noncontrolling interests	2	1	2
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(68)	(73)	(78)
EBITDA	733	519	447
Depreciation and amortization	(345)	(353)	(305)
Interest expense	(65)	(70)	(57)
(Provision) benefit for income taxes	(116)	(8)	28
Net income attributable to Hyatt Hotels Corporation	$207	$88	$113

21.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share including a reconciliation of the numerator and denominator are as follows:

	Years Ended December 31,
	2013	2012	2011
Numerator:
Net income	$205	$87	$111
Net loss attributable to noncontrolling interests	2	1	2
Net income attributable to Hyatt Hotels Corporation	$207	$88	$113
Denominator:
Basic weighted average shares outstanding:	158,544,930	165,017,485	168,761,751
Share-based compensation	644,149	359,843	478,696
Diluted weighted average shares outstanding	159,189,079	165,377,328	169,240,447
Basic Earnings Per Share:
Net income	$1.29	$0.53	$0.66
Net loss attributable to noncontrolling interests	0.01	—	0.01
Net income attributable to Hyatt Hotels Corporation	$1.30	$0.53	$0.67
Diluted Earnings Per Share:
Net income	$1.29	$0.53	$0.66
Net loss attributable to noncontrolling interests	0.01	—	0.01
Net income attributable to Hyatt Hotels Corporation	$1.30	$0.53	$0.67
The computations of diluted net income per share for the years ended December 31, 2013, 2012 and 2011 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Years Ended December 31,
	2013	2012	2011
Stock-settled SARs	148,200	13,200	48,900
RSUs	—	3,300	1,400

22.    OTHER INCOME (LOSS), NET
Other income (loss), net includes interest income, cost method investment income from the pay off of our preferred equity interest and returns and residual common investment in the partnership that owns the Hyatt Regency New Orleans (see Note 3), gains (losses) on other marketable securities (see Note 4), impairment of held-to-maturity investment, gain on sale of artwork (see Note 8), charitable contribution to Hyatt Thrive Foundation, debt settlement costs (see Note 10), foreign currency losses on foreign currency exchange rate instruments (see Note 12), provisions on hotel loans (see Note 7), costs incurred as part of our Company's realignment (which include employee separation costs, consulting fees, and legal fees), and transaction costs incurred to acquire hotels and other assets (see Note 8). The impairment of our held-to-maturity investment represents the entire balance related to a credit loss, as we do not expect to recover any amount based on cash flow projections. The table below provides a reconciliation of the components in other income (loss), net, for the years ended December 31, 2013, 2012 and 2011, respectively:

	For the years ended December 31,
	2013	2012	2011
Interest income	$17	$23	$23
Cost method investment income	50	1	—
Gains (losses) on other marketable securities	2	17	(13)
Impairment of held-to-maturity investment	—	(4)	—
Gain on sale of artwork	29	—	—
Charitable contribution to Hyatt Thrive Foundation	(20)	—	—
Debt settlement costs	(35)	—	—
Foreign currency losses	(5)	(3)	(5)
Provisions on hotel loans	(6)	(4)	(4)
Realignment costs	—	(21)	—
Transaction costs	(10)	(2)	(5)
Other	(5)	—	(7)
Other income (loss), net	$17	$7	$(11)

23.    SUBSEQUENT EVENT
In February 2014, we announced that a Hyatt affiliate entered into a definitive purchase and sale agreement with RLJ Lodging Trust to sell 9 select service hotels and 1 full service hotel for a total sales price of approximately $313 million.

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

	For the three months ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Consolidated statements of income data:
Owned and leased hotel revenues	$557	$521	$572	$492	$517	$503	$528	$473
Management and franchise fee revenues	94	77	96	75	80	68	80	79
Other revenues	15	22	21	20	19	22	20	17
Other revenues from managed properties (1)	425	406	403	388	384	384	386	389
Total revenues	1,091	1,026	1,092	975	1,000	977	1,014	958
Direct and selling, general, and administrative expenses	1,036	973	984	958	961	937	941	951
Net Income	30	55	112	8	15	23	39	10
Net income attributable to Hyatt Hotels Corporation (2) (3)	32	55	112	8	16	23	39	10
Net income per common share, basic	$0.20	$0.35	$0.70	$0.05	$0.09	$0.14	$0.24	$0.06
Net income per common share, diluted	$0.19	$0.35	$0.70	$0.05	$0.09	$0.14	$0.24	$0.06

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

(2)
Net income attributable to Hyatt Hotels Corporation in the fourth quarter of 2013 includes impairment charges of $14 million, of which $11 million is recorded in asset impairments related to the write off of contract acquisition costs in conjunction with the purchase of the remaining portion of a joint venture ownership and $3 million is recorded in equity earnings (losses) from unconsolidated joint ventures.

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

HYATT HOTELS CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2013, 2012, and 2011
(In millions)

	Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Revenues, Costs and Expenses	Additions Charged to Other Accounts		Deductions		Balance at End of Period
Year Ended December 31, 2013:
Trade receivables—allowance for doubtful accounts	$11	$4	$—		$(4)		$11
Notes receivable—allowance for losses	99	13	(3)	A	(6)		103
Deferred tax asset—valuation allowance	22	—	—		(1)		21
Year Ended December 31, 2012:
Trade receivables—allowance for doubtful accounts	10	5	—		(4)		11
Notes receivable—allowance for losses	90	19	—		(10)		99
Deferred tax asset—valuation allowance	83	1	—		(62)	B	22
Year Ended December 31, 2011:
Trade receivables—allowance for doubtful accounts	15	4	—		(9)		10
Notes receivable—allowance for losses	82	16	—		(8)		90
Deferred tax asset—valuation allowance	96	—	—		(13)	B	83
A—This amount represents currency translation on foreign currency denominated notes receivable.
B—This amount represents the release of certain foreign net operating losses.

SCHII-1

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1
Amended and Restated Certificate of Incorporation of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-34521) filed with the Securities and Exchange Commission on July 31, 2013)

3.2
Amended and Restated Bylaws of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 1, 2009)

4.1
Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 1, 2009)

4.2
Registration Rights Agreement, dated as of August 28, 2007, as amended, by and among Global Hyatt Corporation, Madrone GHC, LLC, Lake GHC, LLC, Shimoda GHC, LLC, GS Sunray Holdings, L.L.C., GS Sunray Holdings Subco I, L.L.C., GS Sunray Holdings Subco II, L.L.C., GS Sunray Holdings Parallel, L.L.C., GS Sunray Holdings Parallel Subco, L.L.C., Mori Building Capital Investment LLC and others party thereto (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

4.3
Joinder Agreement to Registration Rights Agreement, dated as of January 26, 2010, by and among Hyatt Hotels Corporation and Mori Building Co., Ltd. (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-34521) filed with the Securities and Exchange Commission on February 25, 2010)

4.4
Indenture, dated as of August 14, 2009, as amended, between Hyatt Hotels Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

4.5
First Supplemental Indenture, dated as of August 14, 2009, between Hyatt Hotels Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

4.6
Second Supplemental Indenture, dated as of August 4, 2011, between the Company and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File No. 333-176038) filed with the Securities and Exchange Commission on August 4, 2011)

4.7
Third Supplemental Indenture, dated as of August 9, 2011, between the Company and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 9, 2011)

4.8
Fourth Supplemental Indenture, dated May 10, 2013, between Hyatt Hotels Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 10, 2013)

4.9
Fifth Supplemental Indenture, dated May 10, 2013 between Hyatt Hotels Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 10, 2013)

Exhibit Number	Exhibit Description
4.10
Form of 3.875% Senior Notes due 2016 (included as part of Exhibit 4.7 above) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 9, 2011)

4.11
Form of 5.375% Senior Notes due 2021 (included as part of Exhibit 4.7 above) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 9, 2011)

4.12
Form of 3.375% Senior Notes due 2023 (included as part of  Exhibit 4.9 above ) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 10, 2013)

4.13
Registration Rights Agreement, dated as of October 12, 2009, by and among Hyatt Hotels Corporation and Thomas J. Pritzker, Marshall E. Eisenberg and Karl J. Breyer, solely in their capacity as co-trustees (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 15, 2009)

10.1
2007 Stockholders' Agreement, dated as of August 28, 2007, as amended, by and among Hyatt Hotels Corporation, Madrone GHC, LLC, Lake GHC, LLC, Shimoda GHC, LLC, GS Sunray Holdings, L.L.C., GS Sunray Holdings Subco I, L.L.C., GS Sunray Holdings Subco II, L.L.C., GS Sunray Holdings Parallel, L.L.C., GS Sunray Holdings Parallel Subco, L.L.C., Mori Building Capital Investment LLC and others party thereto (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.2
Joinder Agreement to 2007 Stockholders' Agreement, dated as of January 26, 2010, by and among Hyatt Hotels Corporation and Mori Building Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-34521) filed with the SEC on February 25, 2010)

+10.3
Second Amended and Restated Hyatt Hotels Corporation Long Term Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement or Schedule 14A (File No. 001-34521) filed with the Securities and Exchange Commission on April 22, 2013)

+10.4
Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.5
Amendment to Hyatt Hotels Corporation Non-Employee Director Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on November 3, 2010)

+10.6
Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.7
Form of Special Cash Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.8
Form of 2009 Restricted Stock Unit Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

Exhibit Number	Exhibit Description
+10.9
Amendment to Hyatt Hotels Corporation Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on November 3, 2010)

+10.10
Form of Restricted Stock Unit Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on November 3, 2010)

+10.11
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A (File No. 001-34521) filed with the Securities and Exchange Commission on April 13, 2012)

+10.12
Second Amendment to Hyatt Hotels Corporation Special Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on November 3, 2010)

+10.13
Second Amendment to Hyatt Hotels Corporation Special Restricted Stock Unit Award Agreement (with Mark S. Hoplamazian) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on November 3, 2010)

+10.14
Amendment to Hyatt Hotels Corporation 2008 and 2009 Restricted Stock Unit Award Agreements, dated December 17, 2010 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34521) filed with the SEC on February 17, 2011)

+10.15
Form of 2006 Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.16
Form of 2007 Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.17
Form of 2008 Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.18
Form of 2009 Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.19
Form of Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-34521) filed with the Securities and Exchange Commission on February 25, 2010)

+10.20
Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 21, 2011)

+10.21
Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company's Current Report on Form 8-K/A (File No. 001-34521) filed with the Securities and Exchange Commission on April 13, 2012)

Exhibit Number	Exhibit Description

+10.22	Form of Restricted Stock Agreement

+10.23
Amended and Restated Hyatt Hotels Corporation Deferred Compensation Plan for Directors, dated as of December 10, 2009 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-34521) filed with the Securities and Exchange Commission on February 25, 2010)

+10.24
First Amendment to the Hyatt Hotels Corporation Deferred Compensation Plan for Directors, dated December 17, 2010 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34521) filed with the SEC on February 17, 2011)

+10.25
Hyatt Hotels Corporation Third Amended and Restated Summary of Non-Employee Director Compensation (June 11, 2013) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-34521) filed with the Securities and Exchange Commission on July 31, 2013)

+10.26
Employment Letter, dated as of December 12, 2012, between Hyatt Hotels Corporation and Mark S. Hoplamazian (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 14, 2012)

+10.27
Employment Letter, dated as of July 31, 2012, between Hyatt Hotels Corporation and Gebhard F. Rainer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 1, 2012

+10.28
Employment Letter, dated as of December 12, 2012, between Hyatt Hotels Corporation and Thomas J. Pritzker (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 14, 2012)

+10.29
Employment Letter, dated as of May 3, 2007, between Hyatt Hotels Corporation and Stephen Haggerty (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on August 5, 2010)

+10.30
Letter Agreement, dated as of December 28, 2012, between Hyatt Hotels Corporation and Stephen Haggerty (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-34521) filed with the Securities and Exchange Commission on February 13, 2013)

+10.31
Hyatt Hotels Corporation Executive Officer Change in Control Plan and Summary Plan Description (incorporated by reference to Exhibit 10.47 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

+10.32
First Amendment to the Hyatt Hotels Corporation Executive Change in Control Plan, dated December 17, 2010 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on February 17, 2011)

+10.33
Hyatt Hotels Corporation Corporate Office Severance Plan and Summary Plan Description (incorporated by reference to Exhibit 10.48 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

Exhibit Number	Exhibit Description
+10.34
First Amendment to the Hyatt Hotels Corporation Corporate Office Severance Plan, dated December 17, 2010 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on February 17, 2011)

+10.35
Amended and Restated Hyatt Hotels Corporation Executive Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement or Schedule 14A (File No. 001-34521) filed with the Securities and Exchange Commission on April 22, 2013)

+10.36
Hyatt International Hotels Retirement Plan (incorporated by reference to Exhibit 10.55 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on November 2, 2009)

+10.37
Amended and Restated Hyatt Corporation Deferred Compensation Plan, effective May 3, 2010 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-165384) filed with the Securities and Exchange Commission on March 10, 2010)

+10.38
First Amendment to the Amended and Restated Hyatt Corporation Deferred Compensation Plan, effective May 3, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on May 6, 2010)

+10.39
Second Amendment to the Amended and Restated Hyatt Corporation Deferred Compensation Plan, effective September 30, 2010 (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 001-34521) filed with the Securities and Exchange Commission on February, 16, 2012)

+10.40
Hyatt Hotels Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A (File No. 001-34521) filed with the Securities and Exchange Commission on April 21, 2010)

+10.41
First Amendment to the Hyatt Hotels Corporation Employee Stock Purchase Plan, dated March 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-34521) filed with the Securities and Exchange Commission on May 3, 2012)

10.42
Amended and Restated Office Lease, dated as of June 15, 2004, as amended, between Hyatt Corporation and FrankMon LLC (as of December 20, 2010, FrankMon LLC transferred ownership interest to 71 South Wacker Drive LLC) (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.43
Sublease Agreement, dated as of June 15, 2004, as amended, between Hyatt Corporation and Pritzker Realty Group, L.P. (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.44
Sublease Agreement, dated as of June 15, 2004, as amended, between Hyatt Corporation and The Pritzker Organization, L.L.C. (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.45
Fifth Amendment to Sublease, dated as of November 2, 2011, between Hyatt Corporation and The Pritzker Organization, L.L.C. (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 001-34521) filed with the Securities and Exchange Commission on February 16, 2012)

Exhibit Number	Exhibit Description
10.46
Sixth Amendment to Sublease, dated as of June 12, 2012, between Hyatt Corporation and The Pritzker Organization, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-34521) filed with the Securities and Exchange Commission on August 1, 2012)

10.47
Sublease Agreement, dated as of June 15, 2004, as amended, between Hyatt Corporation and H Group Holding, Inc. (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.48
Fourth Amendment to Sublease, dated as of March 20, 2012, between Hyatt Corporation and H Group Holding, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-34521) filed with the Securities and Exchange Commission on May 3, 2012)

10.49
Sublease Termination Agreement, dated as of December 31, 2012, between Hyatt Corporation and H Group (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-34521) filed with the Securities and Exchange Commission on February 13, 2013)

10.50
Sublease Agreement, dated as of June 15, 2004, as amended, between Hyatt Corporation and CC-Development Group, Inc. (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.51
Third Amendment to Sublease, dated as of February 22, 2012, between Hyatt Corporation and CC-Development Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-34521) filed with the Securities and Exchange Commission on May 3, 2012)

10.52
Agreement Regarding Allocation of Certain Office Costs Relating to Thomas J. Pritzker in his role as Executive Chairman of Hyatt Hotels Corporation, dated as of February 14, 2012, between Hyatt Corporation and The Pritzker Organization, L.L.C. (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 001-34521) filed with the Securities and Exchange Commission on February, 16, 2012)

10.53
Omnibus Office Services Agreement, dated as of August 3, 2006, between Global Hyatt Corporation, Pritzker Realty Group, L.P., CC-Development Group, H Group Holding, Inc., The Pritzker Organization, L.L.C., Pritzker Family Office, L.L.C. and Pritzker Realty Group, L.P. and others party thereto (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.54
Master (Permanent) Non-Gaming Services Agreement, dated as of July 19, 2002, between Hyatt Corporation and Falls Management Company (incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

10.55
Letter regarding Termination of Omnibus Office Services Agreement, dated as of January 12, 2012, by Pritzker Realty Group, L.P. (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 001-34521) filed with the Securities and Exchange Commission on February 16, 2012)

10.56
Letter regarding employee benefit administration dated as of February 12, 2008, by Hyatt Gaming Management, Inc. (incorporated by reference to Exhibit 10.38 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

Exhibit Number	Exhibit Description
10.57
Employee Benefits and Other Employment Matters Allocation and Separation Agreement, dated as of July 1, 2004, among Hyatt Corporation, Hyatt Gaming Management, Inc., H Group Holding, Inc., HCC Corporation and Grand Victoria Casino & Resort, L.P. (incorporated by reference to Exhibit 10.39 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.58
Tax Separation Agreement, dated as of June 30, 2004, as amended, among H Group Holding, Inc., Hyatt Corporation, CC-Development Group, Inc. and each of their respective direct and indirect Subsidiaries (incorporated by reference to Exhibit 10.42 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 1, 2009)

10.59
Second Amended and Restated Limited Liability Company Agreement of W2007 Waikiki Holdings, L.L.C., dated as of October 9, 2009 (incorporated by reference to Exhibit 10.43 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 15, 2009)

10.60
Senior Loan Agreement, dated as of July 16, 2008, between W2007 WKH Senior Borrower, LLC and SDI, Inc. (incorporated by reference to Exhibit 10.44 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 15, 2009)

10.61
Second Amended and Restated Credit Agreement, dated as of January 6, 2014, among Hyatt Hotels Corporation and Hotel Investors I, Inc., as Borrowers, certain subsidiaries of Hyatt Hotels Corporation, as Guarantors, various Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Deutsche Bank Securities, Inc., as Joint Book Runners and Co-Lead Arrangers, and JPMorgan Chase Bank, N.A., Deutsche Bank Securities, Inc. and SunTrust Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on January 6, 2014)

10.62
Form of Franchise Agreement with Hyatt Place Franchising, L.L.C., as amended (incorporated by reference to Exhibit 10.46 to the Company's Registration Statement on Form S-1 (File No. 333- 161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.63
Amended and Restated Asset Purchase Agreement, dated as of August 23, 2011, between LodgeWorks, L.P., Sierra Suites Franchise, L.P., the other seller parties thereto, and Hyatt Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 24, 2011)

10.64
Purchase and Sales Agreement, dated as of August 27, 2013, between UST Hotel Joint Venture, Ltd. and Hyatt Equities, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 28, 2013)

10.65
First Amendment to Purchase and Sale Agreement, dated September 30, 2013, between UST Hotel Joint Venture, Ltd. and Hyatt Equities, L.L.C. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-34521) filed with the Securities and Exchange Commission on October 30, 2013)

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

99.2	Amended and Restated Foreign Global Hyatt Agreement, dated as of October 1, 2009, by and among each signatory thereto

99.3	Disclosure required pursuant to Section13(r) of the Securities Exchange Act of 1934

99.4
Disclosure required pursuant to Section13(r) of the Securities Exchange Act of 1934 for the quarter ended September 30, 2013 (incorporated by reference to Exhibit 99.1 to the Company's Quarterly Form 10-Q (File No. 001-34521) filed with the Securities and Exchange Commission on October 30, 2013)

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