Form 10-Q
period 2014-03-31
Hyatt Hotels Corp
filed 2014-04-30
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 25, 2014, there were 42,370,187 shares of the registrant’s Class A common stock, $0.01 par value, outstanding and 112,527,463 shares of the registrant’s Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.
HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
REVENUES:
Owned and leased hotels	$548	$492
Management and franchise fees	89	75
Other revenues	21	20
Other revenues from managed properties	416	388
Total revenues	1,074	975
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	415	391
Depreciation and amortization	95	88
Other direct costs	8	7
Selling, general, and administrative	87	84
Other costs from managed properties	416	388
Direct and selling, general, and administrative expenses	1,021	958
Net gains and interest income from marketable securities held to fund operating programs	4	10
Equity losses from unconsolidated hospitality ventures	(7)	(1)
Interest expense	(19)	(17)
Asset impairments	—	(8)
Gains on sales of real estate	61	—
Other income (loss), net	(12)	2
INCOME BEFORE INCOME TAXES	80	3
(PROVISION) BENEFIT FOR INCOME TAXES	(24)	5
NET INCOME	56	8
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$56	$8
EARNINGS PER SHARE - Basic
Net income	$0.36	$0.05
Net income attributable to Hyatt Hotels Corporation	$0.36	$0.05
EARNINGS PER SHARE - Diluted
Net income	$0.36	$0.05
Net income attributable to Hyatt Hotels Corporation	$0.36	$0.05
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Net income	$56	$8
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (benefit) expense of $1 and $- in 2014 and 2013, respectively	1	(2)
Unrealized loss on available for sale securities, net of tax (benefit) expense of $1 and $- in 2014 and 2013, respectively	(3)	—
Other comprehensive loss	(2)	(2)
COMPREHENSIVE INCOME	54	6
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$54	$6
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except per share amounts)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$765	$454
Restricted cash	100	184
Short-term investments	30	30
Receivables, net of allowances of $12 and $11 at March 31, 2014 and December 31, 2013, respectively	323	273
Inventories	75	77
Prepaids and other assets	122	122
Prepaid income taxes	27	12
Deferred tax assets	20	11
Total current assets	1,462	1,163
Investments	322	329
Property and equipment, net	4,378	4,671
Financing receivables, net of allowances	119	119
Goodwill	147	147
Intangibles, net	595	591
Deferred tax assets	181	198
Other assets	972	959
TOTAL ASSETS	$8,176	$8,177
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$194	$194
Accounts payable	131	133
Accrued expenses and other current liabilities	419	411
Accrued compensation and benefits	113	133
Total current liabilities	857	871
Long-term debt	1,293	1,289
Other long-term liabilities	1,251	1,240
Total liabilities	3,401	3,400
Commitments and contingencies (see Note 9)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of March 31, 2014 and December 31, 2013	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 42,844,803 outstanding and 42,881,076 issued at March 31, 2014, Class B common stock, $0.01 par value per share, 444,521,875 shares authorized, 112,527,463 shares issued and outstanding at March 31, 2014 and Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 43,584,144 outstanding and 43,620,417 issued at December 31, 2013, Class B common stock, $0.01 par value per share, 444,521,875 shares authorized, 112,527,463 shares issued and outstanding at December 31, 2013	2	2
Additional paid-in capital	2,959	3,015
Retained earnings	1,877	1,821
Treasury stock at cost, 36,273 shares at March 31, 2014 and December 31, 2013	(1)	(1)
Accumulated other comprehensive loss	(70)	(68)
Total stockholders’ equity	4,767	4,769
Noncontrolling interests in consolidated subsidiaries	8	8
Total equity	4,775	4,777
TOTAL LIABILITIES AND EQUITY	$8,176	$8,177
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56	$8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95	88
Deferred income taxes	5	(2)
Asset impairments	—	8
Equity losses from unconsolidated hospitality ventures, including distributions received	14	7
Gains on sales of real estate	(61)	—
Working capital changes and other	(60)	(82)
Net cash provided by operating activities	49	27
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(112)	(31)
Proceeds from marketable securities and short-term investments	102	77
Contributions to investments	(14)	(36)
Acquisitions, net of cash acquired	—	(85)
Capital expenditures	(41)	(43)
Proceeds from sales of real estate and assets held for sale, net of cash disposed	316	36
Sales proceeds transferred to escrow as restricted cash	(232)	(23)
Sales proceeds transferred from escrow to cash and cash equivalents	306	—
Decrease (increase) in restricted cash - investing	11	(8)
Other investing activities	(7)	10
Net cash provided by (used in) investing activities	329	(103)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	11
Repurchase of common stock	(59)	(27)
Other financing activities	(7)	(2)
Net cash used in financing activities	(66)	(18)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1)	11
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	311	(83)
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	454	413
CASH AND CASH EQUIVALENTS—END OF PERIOD	$765	$330
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$36	$30
Cash paid during the period for income taxes	$38	$18
Non-cash operating activities are as follows:
Non-cash performance guarantee	$—	$115
Non-cash investing activities are as follows:
Non-cash contract acquisition costs	$—	$115
Change in accrued capital expenditures	$1	$2
Capital leases	$3	$—

See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)

1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries ("Hyatt Hotels Corporation") provide hospitality services on a worldwide basis through the management, franchising and ownership of hospitality related businesses. As of March 31, 2014, we operated or franchised 272 full service hotels under the Hyatt portfolio of brands, consisting of 110,685 rooms throughout the world. As of March 31, 2014, we operated or franchised 255 select service hotels under the Hyatt portfolio of brands with 34,565 rooms, of which 249 hotels are located in the United States. As of March 31, 2014, our Hyatt portfolio of brands included 2 franchised all inclusive Hyatt-branded resorts, consisting of 925 rooms. We operate these hotels in 47 countries around the world. We hold ownership interests in certain of these hotels. We develop, operate, manage, license or provide services to the Hyatt portfolio of brands including timeshare, fractional and other forms of residential or vacation properties.
As used in these Notes and throughout this Quarterly Report on Form 10-Q, the terms "Company," "HHC," "we," "us," or "our" mean Hyatt Hotels Corporation and its consolidated subsidiaries.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. As a result, this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the "2013 Form 10-K").
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

2.    RECENTLY ISSUED ACCOUNTING STANDARDS

Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") released Accounting Standards Update No. 2013-04 ("ASU 2013-04"), Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The provisions of ASU 2013-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-04 did not materially impact our condensed consolidated financial statements.

In March 2013, the FASB released Accounting Standards Update No. 2013-05 ("ASU 2013-05"), Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force). ASU 2013-05 requires that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. The provisions of ASU 2013-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-05 did not materially impact our condensed consolidated financial statements.

In July 2013, the FASB released Accounting Standards Update No. 2013-11 ("ASU 2013-11"), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The provisions of ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 did not materially impact our condensed consolidated financial statements.

3.    EQUITY AND COST METHOD INVESTMENTS
We have investments that are recorded under both the equity and cost methods. These investments are considered to be an integral part of our business and are strategically and operationally important to our overall results. Our equity and cost method investment balances recorded at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Equity method investments	$315	$320
Cost method investments	7	9
Total investments	$322	$329
During 2013, a wholly owned Hyatt subsidiary invested $325 million in Playa Hotels & Resorts B.V. ("Playa"), a company that was formed to own, operate and develop all inclusive resorts, certain of which will be Hyatt-branded. Playa issued Hyatt common shares and preferred shares in return for our investment. Our investment in common shares gives us a common ownership interest of 21.8%, which has been classified as an equity method investment. The investment in preferred shares has been classified as an available for sale debt security and recorded in other assets on the condensed consolidated balance sheets. See Note 4 for further discussion of our investment in preferred shares.
Income from cost method investments included in other income (loss), net in our condensed consolidated statements of income for the three months ended March 31, 2014 and 2013 was $1 million and insignificant, respectively.
During the three months ended March 31, 2014, we recorded $1 million in impairment charges in equity losses from unconsolidated hospitality ventures related to two equity method investments.
The following table presents summarized financial information for all unconsolidated ventures in which we hold an investment that is accounted for under the equity method.

	Three Months Ended March 31,
	2014	2013
Total revenues	$283	$226
Gross operating profit	56	74
Income (loss) from continuing operations	(15)	3
Net income (loss)	(15)	3

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
We have various financial instruments that are measured at fair value including certain marketable securities. We currently do not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2014 and December 31, 2013, we had the following financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	$89	$89	$—	$—
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	337	337	—	—
Preferred shares	276	—	—	276
U.S. government obligations	120	—	120	—
U.S. government agencies	46	—	46	—
Corporate debt securities	122	—	122	—
Mortgage-backed securities	22	—	22	—
Asset-backed securities	19	—	19	—
Municipal and provincial notes and bonds	4	—	4	—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	$71	$71	$—	$—
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	334	334	—	—
Preferred shares	278	—	—	278
U.S. government obligations	121	—	121	—
U.S. government agencies	46	—	46	—
Corporate debt securities	112	—	112	—
Mortgage-backed securities	20	—	20	—
Asset-backed securities	18	—	18	—
Municipal and provincial notes and bonds	4	—	4	—
During the three months ended March 31, 2014 and 2013, there were no transfers between levels of the fair value hierarchy. Our policy is to recognize transfers in and transfers out as of the end of each quarterly reporting period.

Marketable Securities
Our portfolio of marketable securities consists of various types of mutual funds, preferred shares and fixed income securities, including U.S. government obligations, obligations of other government agencies, corporate debt, mortgage-backed and asset-backed securities and municipal and provincial notes and bonds. The fair value of our mutual funds was classified as Level One as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The remaining securities, other than our investment in preferred shares, were classified as Level Two due to the use and weighting of multiple market inputs being considered in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities.
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
The impact to net income from total gains or losses included in net gains and interest income from marketable securities held to fund operating programs due to the change in unrealized gains or losses relating to assets still held at the reporting date was insignificant for the three months ended March 31, 2014 and 2013.
During the year ended December 31, 2013, we invested $271 million in Playa as of the closing date of the transaction for redeemable, convertible preferred shares. Hyatt has the option to convert its preferred shares into shares of common stock at any time through the later of the second anniversary of the closing of our investment or an initial public offering by Playa. The preferred investment is redeemable at Hyatt's option in August 2021. In the event of an initial public offering or other equity issuance, Hyatt has the option to request that Playa redeem up to $125 million of preferred shares. As a result, we have classified the preferred investment as an available for sale debt security, which is included in other assets on our condensed consolidated balance sheets. The investment is remeasured quarterly to fair value and the changes are recorded through other comprehensive loss.
We estimated the fair value of the Playa preferred shares using an option pricing model. This model requires that we make certain assumptions regarding the expected volatility, term, risk-free interest rate over the expected term, dividend yield and enterprise value. As Playa is not publicly traded, there is no market value for its stock. Therefore, we utilized observable data for a group of comparable peer companies to assist in developing our volatility assumptions. The expected volatility of Playa’s stock price was developed using weighted average measures of implied volatility and historic volatility for its peer group for a period equal to our expected term of the option. The weighted-average risk-free interest rate was based on a zero coupon U.S. Treasury instrument whose term was consistent with the expected term. We anticipate receiving cumulative preferred dividends on our preferred shares; therefore, the expected dividend yield was assumed to be 10% per annum compounding quarterly for two years and increasing to 12% after the second year, with such dividends to be paid-in-kind.
A summary of the significant assumptions used to estimate the fair value of our preferred investment as of March 31, 2014 and December 31, 2013, is as follows:

	March 31, 2014	December 31, 2013
Expected term	1.75 years	2 years
Risk-free Interest Rate	0.37%	0.38%
Volatility	44.2%	47.7%
Dividend Yield	10%	10%
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
As of March 31, 2014, financial forecasts were used in the computation of the enterprise value using the income approach. The financial forecasts were based on assumed revenue growth rates and operating margin levels. The risks associated with achieving these forecasts were assessed in selecting the appropriate cost of capital. There is inherent uncertainty in our assumptions, and fluctuations in these assumptions will result in different estimates of fair value. Due to the lack of availability of market data, the preferred shares are classified as Level Three. Based on the assumptions used for the three months ended March 31, 2014, the fair value of our preferred shares was $276 million and is recorded in other assets on our condensed consolidated balance sheets, resulting in a $2 million gross unrealized loss recorded in other comprehensive loss as of March 31, 2014.
Included in our portfolio of marketable securities are investments in debt securities classified as available for sale. At March 31, 2014 and December 31, 2013 these were as follows:

	March 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Total preferred shares	$271	$5	$—	$276

	December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Total preferred shares	$271	$7	$—	$278

Gross realized gains and losses on available for sale securities were insignificant for the three months ended March 31, 2014 and 2013, respectively.

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
We estimated the fair value of debt, excluding capital leases, which, as of March 31, 2014 and December 31, 2013, consisted primarily of $250 million of 3.875% senior notes due 2016 (the "2016 Notes"), $196 million of 6.875% senior notes due 2019 (the "2019 Notes"), $250 million of 5.375% senior notes due 2021 (the "2021 Notes"), and $350 million of 3.375% senior notes due 2023 (the "2023 Notes" which, together with the 2016 Notes, the 2019 Notes, and the 2021 Notes are collectively referred to as the "Senior Notes"), bonds and other long-term debt. Our Senior Notes and bonds are classified as Level Two due to the use and weighting of multiple market inputs in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities. We estimated the fair value of our other long-term debt instruments using discounted cash flow analysis based on current market inputs for similar types of arrangements. Based upon the availability of market data, we have classified our other long-term debt as Level Three. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value.

The carrying amounts and fair values of our other financial instruments are as follows:

	Asset (Liability)
	March 31, 2014
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables
Secured financing to hotel owners	$26	$28	$—	$—	$28
Vacation ownership mortgage receivable	37	37	—	—	37
Unsecured financing to hotel owners	64	64	—	—	64
Debt, excluding capital lease obligations	(1,277)	(1,338)	—	(1,297)	(41)

	Asset (Liability)
	December 31, 2013
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables
Secured financing to hotel owners	$26	$28	$—	$—	$28
Vacation ownership mortgage receivable	37	38	—	—	38
Unsecured financing to hotel owners	64	64	—	—	64
Debt, excluding capital lease obligations	(1,275)	(1,296)	—	(1,263)	(33)

5.    FINANCING RECEIVABLES
We have divided our financing receivables, which include loans and other financing arrangements, into three portfolio segments based on their initial measurement, risk characteristics and our method for monitoring or assessing credit risk. These portfolio segments correspond directly with our assessed class of receivables and are as follows:

•
Secured Financing to Hotel Owners—These financing receivables are senior secured mortgage loans and are collateralized by hotel properties currently in operation. These loans at March 31, 2014 and December 31, 2013 include financing provided to certain franchisees for the renovation and conversion of certain franchised hotels. These franchisee loans accrue interest at fixed rates ranging between 5.0% and 5.5%.

•
Vacation Ownership Mortgage Receivables—These financing receivables are comprised of various mortgage loans related to our financing of vacation ownership interval sales. As of March 31, 2014, the weighted-average interest rate on vacation ownership mortgage receivables was 13.9%.

•
Unsecured Financing to Hotel Owners—These financing receivables are primarily made up of individual unsecured loans and other types of financing arrangements provided to hotel owners. Our other financing arrangements have stated maturities and interest rates. However, the expected repayment terms may be dependent on the future cash flows of the hotels and these financing receivable instruments, therefore, are not considered loans as the repayment dates are not fixed or determinable. Because the other types of financing arrangements are not considered loans, we do not include them in our impaired loans analysis. Since these receivables may come due earlier than the stated maturity date, the expected maturity dates have been excluded from the maturities table below.

The three portfolio segments of financing receivables and their balances at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Secured financing to hotel owners	$39	$39
Vacation ownership mortgage receivables at various interest rates with varying payments through 2031 (see below)	43	44
Unsecured financing to hotel owners	150	147
	232	230
Less allowance for losses	(105)	(103)
Less current portion included in receivables, net	(8)	(8)
Total long-term financing receivables, net	$119	$119
Financing receivables held by us as of March 31, 2014 are scheduled to mature as follows:

Year Ending December 31,	Secured Financing to Hotel Owners	Vacation Ownership Mortgage Receivables
2014	$1	$6
2015	38	7
2016	—	7
2017	—	5
2018	—	4
Thereafter	—	14
Total	39	43
Less allowance	(13)	(6)
Net financing receivables	$26	$37
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

The following tables summarize the activity in our financing receivables allowance for the three months ended March 31, 2014 and 2013:

	Secured Financing	Vacation Ownership	Unsecured Financing	Total
Allowance at January 1, 2014	$13	$7	$83	$103
Provisions	—	—	2	2
Write-offs	—	(1)	—	(1)
Other Adjustments	—	—	1	1
Allowance at March 31, 2014	$13	$6	$86	$105

	Secured Financing	Vacation Ownership	Unsecured Financing	Total
Allowance at January 1, 2013	$7	$9	$83	$99
Provisions	—	—	2	2
Write-offs	—	(1)	—	(1)
Allowance at March 31, 2013	$7	$8	$85	$100
We routinely evaluate loans within financing receivables for impairment. To determine whether an impairment has occurred, we evaluate the collectability of both interest and principal. A loan is considered to be impaired when the Company determines that it is probable that we will not be able to collect all amounts due under the contractual terms. We do not recognize interest income for impaired loans unless cash is received, in which case the payment is recorded to other income (loss), net in the accompanying condensed consolidated statements of income. During the three months ended March 31, 2014 and 2013, we did not record any impairment charges for loans to hotel owners. The gross value of our impaired loans and related reserve does increase, outside of impairments recognized, due to the accrual and related reserve of interest income on these loans.
An analysis of our loans included in secured financing to hotel owners and unsecured financing to hotel owners had the following impaired amounts at March 31, 2014 and December 31, 2013, all of which had a related allowance recorded against them:

Impaired Loans
March 31, 2014
	Gross Loan Balance (Principal and Interest)	Unpaid Principal Balance	Related Allowance	Average Recorded Loan Balance
Secured financing to hotel owners	$39	$39	$(13)	$39
Unsecured financing to hotel owners	53	37	(53)	52

Impaired Loans
December 31, 2013
	Gross Loan Balance (Principal and Interest)	Unpaid Principal Balance	Related Allowance	Average Recorded Loan Balance
Secured financing to hotel owners	$39	$39	$(13)	$40
Unsecured financing to hotel owners	51	37	(51)	52
Interest income recognized on these impaired loans within other income (loss), net on our condensed consolidated statements of income for the three months ended March 31, 2014 and 2013 was insignificant.

Credit Monitoring
On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity.

•	Past-due Receivables—We determine financing receivables to be past-due based on the contractual terms of each individual financing receivable agreement.

•
Non-Performing Receivables—Receivables are determined to be non-performing based upon the following criteria: (1) if interest or principal is more than 90 days past due for secured financing to hotel owners and unsecured financing to hotel owners; (2) if interest or principal is more than 120 days past due for vacation ownership mortgage receivables; or (3) if an impairment charge has been recorded for a loan or a provision established for our other financing arrangements. For the three months ended March 31, 2014 and 2013, no interest income was accrued for secured financing to hotel owners and unsecured financing to hotel owners more than 90 days past due or for vacation ownership receivables more than 120 days past due. For the three months ended March 31, 2014 and 2013, insignificant interest income was accrued for vacation ownership receivables past due more than 90 days but less than 120 days.

If a financing receivable is non-performing, we place the financing receivable on non-accrual status. We only recognize interest income when cash is received for financing receivables on non-accrual status. Accrual of interest income is resumed when the receivable becomes contractually current and collection doubts are removed.
The following tables summarize our aged analysis of past-due financing receivables by portfolio segment, the gross balance of financing receivables greater than 90 days past-due and the gross balance of financing receivables on non-accrual status as of March 31, 2014 and December 31, 2013:

Analysis of Financing Receivables
March 31, 2014
	Receivables Past Due	Greater than 90 Days Past Due	Receivables on Non-Accrual Status
Secured financing to hotel owners	$—	$—	$39
Vacation ownership mortgage receivables	2	—	—
Unsecured financing to hotel owners*	3	3	84
Total	$5	$3	$123

Analysis of Financing Receivables
December 31, 2013
	Receivables Past Due	Greater than 90 Days Past Due	Receivables on Non-Accrual Status
Secured financing to hotel owners	$—	$—	$39
Vacation ownership mortgage receivables	2	—	—
Unsecured financing to hotel owners*	3	3	82
Total	$5	$3	$121
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
Acquisitions
The Driskill—During the three months ended March 31, 2013, we acquired The Driskill hotel in Austin, Texas ("The Driskill") for a purchase price of approximately $85 million. The Driskill has a long-standing presence in a market which we view as a key location for our guests. Due to the iconic nature of the hotel and its membership in the Historic Hotels of America and Associated Luxury Hotels International, we have chosen to retain The Driskill name. Of the total $85 million purchase price, significant assets acquired consist of $72 million of property and equipment, a $7 million indefinite lived brand intangible, a $5 million management intangible and $1 million of other assets which have been included primarily in our owned and leased hotel segment.
Dispositions
Hyatt, Hyatt Place, Hyatt House 2014—During the three months ended March 31, 2014, we sold nine select service properties and one full service property for a combined $311 million, net of closing costs, to an unrelated third party. As part of the sale, we transferred cash and cash equivalents of $3 million upon disposition, resulting in a net sales price of $308 million. This transaction resulted in a pre-tax gain of approximately $61 million. The properties will remain Hyatt-branded hotels for a minimum of 25 years under long-term agreements. The gain has been recognized in gains on sales of real estate on our condensed consolidated statements of income during the three months ended March 31, 2014. The operating results and financial position of these hotels prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sale have been used in a like-kind exchange.
Hyatt Place 2013—During the three months ended March 31, 2013, we sold three Hyatt Place properties for a combined $36 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of approximately $2 million. These properties had been classified as assets and liabilities held for sale as of December 31, 2012. The Company retained long-term management agreements for each hotel with the purchaser of the hotels. The gain on sale has been deferred and is being recognized in management and franchise fees over the term of the management contracts, within our Americas management and franchising segment. The operations of the hotels prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements", below, as proceeds from the sale of two of the three properties was held as restricted for use in a potential like-kind exchange.
Like-Kind Exchange Agreements
In conjunction with the sale of nine select service properties and one full service property during the three months ended March 31, 2014, we entered into a like-kind exchange agreement with an intermediary for seven of the select service hotels sold. Pursuant to the like-kind exchange agreement, the proceeds from the sale of these hotels were placed into an escrow account administered by an intermediary. Accordingly, during the three months ended March 31, 2014, we recorded and released net proceeds of $232 million related to seven of the properties from restricted cash as they were utilized as part of the like-kind exchange agreement to acquire the Hyatt Regency Orlando.
In conjunction with the 2013 sale of Hyatt Key West during the year ended December 31, 2013, we entered into a like-kind exchange agreement with an intermediary. Pursuant to the like-kind exchange agreement, the proceeds from the sale of this hotel were placed into an escrow account administered by an intermediary. Accordingly, we classified net proceeds of $74 million related to this property as restricted cash on our condensed consolidated balance sheets as of December 31, 2013. During the three months ended March 31, 2014, the proceeds were released from restricted cash as they were utilized as part of the like-kind exchange agreement to acquire the Hyatt Regency Orlando.
In conjunction with the sale of the three select service properties in 2013, we entered into a like-kind exchange agreement with an intermediary for two of the three hotels. Pursuant to the like-kind exchange agreement, the net proceeds of $23 million from the sales of these two hotels were placed into an escrow account administered by an intermediary. During the year ended December 31, 2013, we released the net proceeds from restricted cash on our condensed consolidated balance sheets, as like-kind exchange agreements were not consummated within allowable time periods.

7.    GOODWILL AND INTANGIBLE ASSETS
We review the carrying value of our goodwill and indefinite lived brand intangible during our annual impairment test during the fourth quarter or at an interim date if indications of impairment exist by performing either a qualitative or quantitative assessment. We define a reporting unit at the individual property or business level. When determining fair value in step one, we utilize internally developed discounted future cash flow models, third party appraisals and, if appropriate, current estimated net sales proceeds from pending offers. We then compare the estimated fair value to our carrying value. If the carrying value of our indefinite lived brand intangible is in excess of the fair value, an impairment charge is recognized in an amount equal to the excess. If the carrying value of our goodwill is in excess of the fair value, we must determine our implied fair value of goodwill to evaluate if any impairment charge is necessary. During the three months ended March 31, 2014 and 2013, no impairment charges were recorded related to goodwill or our indefinite lived intangible asset. Goodwill was $147 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014 and December 31, 2013, our indefinite lived brand intangible acquired as part of the 2013 acquisition of The Driskill was $7 million, see Note 6.

Definite lived intangible assets primarily include contract acquisition costs, acquired franchise and management intangibles, lease related intangibles and advanced bookings intangibles. Contract acquisition costs and franchise and management intangibles are generally amortized on a straight-line basis over their contract terms, which range from approximately 5 to 40 years and 15 to 30 years, respectively. Lease related intangibles are amortized on a straight-line basis over the lease term. Advanced bookings are generally amortized on a straight-line basis over the period of the advanced bookings. Definite lived intangibles are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges related to definite lived intangible assets during the three months ended March 31, 2014 and 2013, respectively.
The following is a summary of intangible assets at March 31, 2014 and December 31, 2013:

	March 31, 2014	Weighted Average Useful Lives in Years	December 31, 2013
Contract acquisition costs	$359	26	$348
Franchise and management intangibles	171	23	170
Lease related intangibles	155	110	155
Advanced booking intangibles	8	7	8
Brand Intangible	7	—	7
Other	8	12	8
	708		696
Accumulated amortization	(113)		(105)
Intangibles, net	$595		$591
Amortization expense relating to intangible assets was as follows:

	Three Months Ended March 31,
	2014	2013
Amortization expense	$8	$6

8.    INCOME TAXES
An income tax expense of $24 million, resulting in 30.1% effective income tax rate was recorded for the three months ended March 31, 2014. An income tax benefit of $5 million, resulting in a (214.8)% effective tax rate, was recorded for the three months ended March 31, 2013.
For the three months ended March 31, 2014, the effective tax rate differs from the U.S. statutory federal income tax rate of 35% primarily due to a $4 million benefit for the release of a valuation allowance of a foreign subsidiary and a benefit of $2 million related to a state legislative change enacted in the first quarter of 2014. In addition, a benefit of $2 million (including interest) was recognized as a result of settling federal and state income tax audits.
For the three months ended March 31, 2013, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to a $4 million benefit for an adjustment to certain deferred tax assets and a benefit of $2 million (including interest) related to the settlement of our tax audits.
The unrecognized tax benefits were $51 million and $53 million at March 31, 2014 and December 31, 2013, respectively, of which $26 million and $27 million, respectively, would impact the effective tax rate if recognized. It is reasonably possible that a reduction of up to $4 million of unrecognized tax benefits could occur within twelve months resulting from the resolution of audit examinations and the expiration of certain statutes of limitations.

9.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:

Commitments—As of March 31, 2014, we are committed, under certain conditions, to lend or invest up to $441 million, net of any related letters of credit, in various business ventures.
Included in the $441 million in commitments is our share of a hospitality venture’s commitment to purchase a hotel within a to-be completed building in New York City for a total purchase price of $380 million. The hospitality venture will be funded upon the purchase of the hotel, and our share of the purchase price commitment is 66.67% (or approximately $253 million). In accordance with the purchase agreement, we have agreed to fund a $50 million letter of credit as security towards this future purchase obligation. The agreement stipulates that the purchase of the completed property is contingent upon the completion of certain contractual milestones. The $50 million funded letter of credit is included as part of our total letters of credit outstanding at March 31, 2014, and therefore netted against our future commitments amount disclosed above. For further discussion, see the "Letters of Credit" section of this footnote.
We have executed a purchase and sale agreement to exercise our option to acquire the Hyatt Regency Grand Cypress hotel for $190 million. As of March 31, 2014, we have recorded a capital lease obligation in current maturities of long-term debt on our condensed consolidated balance sheets.
Performance Guarantees—Certain of our contractual arrangements with third party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels.
During the three months ended March 31, 2014, we recorded a $17 million charge related to these agreements. Under these agreements, we recorded a guarantee liability of $122 million, net of amortization and using exchange rates as of March 31, 2014. As of March 31, 2014, we recorded a separate contingent liability for expected funding under these guarantee agreements of $15 million. The remaining maximum potential payments related to these agreements are $546 million, which primarily includes the following:

Property Description	Maximum Guarantee Amount (local currency)	Maximum Guarantee Amount (USD at March 31, 2014)	Initial Liability Recorded (local currency)	Liability Recorded at March 31, 2014	Contingent Liability recorded (USD at March, 31, 2014
Four hotels in France*	€377	$518	€90	$117	$15
*Our performance guarantee for the four hotels in France has a term of 7 years and does not have an annual cap.
In connection with the inception of a performance guarantee, we recognize a liability for the fair value of our guarantee obligation within other long-term liabilities on our condensed consolidated balance sheets with an offset to contract acquisition cost intangible assets. Upon commencement of the guarantee period, we amortize the guarantee liability using a systematic and rational risk-based approach over the term of the respective performance guarantee. During the three months ended March 31, 2014, we amortized $2 million of these liabilities as income to other income (loss), net on the condensed consolidated statements of income.
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. As of March 31, 2014, there were no amounts recorded in accrued expenses and other current liabilities related to these performance test clauses.

Debt Repayment Guarantees—We have entered into various debt repayment guarantees related to our hospitality venture investments in certain properties. The maximum exposure under these agreements as of March 31, 2014 was $288 million. As of March 31, 2014, we had a $9 million liability representing the carrying value of these guarantees. Included within the $288 million in debt guarantees are the following:

Property Description	Maximum Guarantee Amount	Amount Recorded at March 31, 2014
Vacation ownership development	$110	$1
Hotel property in Brazil	75	2
Hawaii hotel development	30	1
Hotel property in Minnesota	25	4
Hotel property in Colorado	15	1
Other	33	—
Total Debt Repayment Guarantees	$288	$9
With respect to repayment guarantees related to certain hospitality venture properties, the Company has agreements with its respective partners that require each partner to pay a pro-rata portion of the guarantee amount based on each partner’s ownership percentage. Assuming successful enforcement of these agreements our maximum exposure under the various debt repayment guarantees as of March 31, 2014 would be $162 million.
Self Insurance—The Company obtains commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property and other miscellaneous coverages. A reasonable amount of risk is retained on a self insurance basis primarily through a U.S. based and licensed captive insurance company that is a wholly owned subsidiary of the Company and generally insures our deductible and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Losses estimated to be paid within 12 months are $28 million as of March 31, 2014, and are classified within accrued expenses and other current liabilities on the condensed consolidated balance sheets, while losses expected to be payable in later periods are $56 million as of March 31, 2014, and are included in other long-term liabilities on the condensed consolidated balance sheets. At March 31, 2014, standby letters of credit amounting to $7 million had been issued to provide collateral for the estimated claims. We guarantee the letters of credit. For further discussion, see the “Letters of Credit” section of this footnote.
Surety Bonds—Surety bonds issued on our behalf or guaranteed by us totaled $100 million at March 31, 2014 and primarily relate to workers’ compensation, taxes, construction, licenses, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf as of March 31, 2014 totaled $125 million, the majority of which relate to our ongoing operations. Of the $125 million letters of credit outstanding, $104 million reduces the available capacity under our revolving credit facility.
Capital Expenditures—As part of our ongoing business operations, significant expenditures are required to complete renovation projects that have been approved.
Other —We act as general partner of various partnerships that own hotel properties subject to mortgage indebtedness. These mortgage agreements generally limit the lender’s recourse to security interests in the assets financed and/or other assets of the partnership(s) and/or the general partner(s) thereof.
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

10.    EQUITY
Stockholders’ Equity and Noncontrolling Interests—The following table details the equity activity for the three months ended March 31, 2014 and 2013, respectively.

	Stockholders’ equity	Noncontrolling interests in consolidated subsidiaries	Total equity
Balance at January 1, 2014	$4,769	$8	$4,777
Net income	56	—	56
Other comprehensive loss	(2)	—	(2)
Repurchase of common stock	(61)	—	(61)
Employee stock plan issuance	1	—	1
Share based payment activity	4	—	4
Balance at March 31, 2014	$4,767	$8	$4,775

Balance at January 1, 2013	$4,811	$10	$4,821
Net income	8	—	8
Other comprehensive loss	(2)	—	(2)
Repurchase of common stock	(27)	—	(27)
Share based payment activity	4	—	4
Balance at March 31, 2013	$4,794	$10	$4,804

Accumulated Other Comprehensive Loss—The following table details the accumulated other comprehensive loss activity for the three months ended March 31, 2014 and 2013, respectively.

	Balance at January 1, 2014	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss	Balance at March 31, 2014
Foreign currency translation adjustments	$(62)	$1	$—	$(61)
Unrealized gain (loss) on AFS securities	6	(3)	—	3
Unrecognized pension cost	(5)	—	—	(5)
Unrealized loss on derivative instruments	(7)	—	—	(7)
Accumulated Other Comprehensive Loss	$(68)	$(2)	$—	$(70)

	Balance at January 1, 2013	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss (a)	Balance at March 31, 2013
Foreign currency translation adjustments	$(54)	$(4)	$2	$(56)
Unrecognized pension cost	(6)	—	—	(6)
Unrealized loss on derivative instruments	(7)	—	—	(7)
Accumulated Other Comprehensive Loss	$(67)	$(4)	$2	$(69)
(a) Foreign currency translation adjustments, net of an insignificant tax impact, reclassified from accumulated other comprehensive loss were recognized within equity losses from unconsolidated hospitality ventures on the condensed consolidated statements of income.

Share Repurchase—During 2013 and 2012, our Board of Directors authorized the repurchase of up to $400 million and $200 million, respectively, of the Company's common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time.
During the three months ended March 31, 2014 and 2013, the Company repurchased 1,172,645 and 664,951 shares of common stock, respectively. These shares were repurchased at a weighted average price of $51.71 and $41.32 per share, respectively, for an aggregate purchase price of $61 million and $27 million, respectively, excluding related expenses that were insignificant in both periods. Of the $61 million aggregate purchase price during the three months ended March 31, 2014, $59 million was settled in cash during the period. The shares repurchased represented less than 1% of the Company's total shares of common stock outstanding prior to the repurchase in both periods. The shares of Class A common stock that were repurchased on the open market were retired and returned to authorized and unissued status. As of March 31, 2014 we had $128 million remaining under the current share repurchase authorization.

11.    STOCK-BASED COMPENSATION
As part of our long-term incentive plan, we award Stock Appreciation Rights ("SARs"), Restricted Stock Units ("RSUs") and Performance Vested Restricted Stock ("PSSs") to certain employees. Compensation expense and unearned compensation figures within this note exclude amounts related to employees of our managed hotels as this expense has been and will continue to be reimbursed by our third party hotel owners and is recorded on the lines other revenues from managed properties and other costs from managed properties in our condensed consolidated statements of income. Compensation expense related to these awards for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
Stock appreciation rights	$2	$2
Restricted stock units	5	4
Performance vested restricted stock	1	1
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
During the three months ended March 31, 2014, the Company granted 327,307 SARs to employees with a weighted average grant date fair value of $22.57. The fair value of each SAR was estimated on the date of grant using the Black-Scholes-Merton option-valuation model.
Restricted Stock Units—The Company grants both RSUs that may be settled in stock and RSUs that may be settled in cash. Each vested stock-settled RSU will be settled with a single share of our Class A common stock. The value of the stock-settled RSUs was based on the closing stock price of our Class A common stock as of the grant date. We record compensation expense earned for RSUs on a straight-line basis from the date of grant. In certain situations we also grant cash-settled RSUs which are recorded as a liability instrument. The liability and related expense for cash-settled RSUs are insignificant as of, and for the three months ended March 31, 2014. During the three months ended March 31, 2014, the Company granted a total of 376,328 RSUs (an insignificant portion of which are cash-settled RSUs) to employees which, with respect to stock-settled RSUs, had a weighted average grant date fair value of $49.39.
Performance Vested Restricted Stock—The Company has granted to certain executive officers PSSs. The number of PSSs that will ultimately vest with no further restrictions on transfer depends upon the performance of the Company at the end of the applicable three year performance period relative to the applicable performance target. During the three months ended March 31, 2014, the Company granted to its executive officers a total of 162,906 PSSs, which vest in full if the maximum performance metric is achieved. At the end of the performance period, the PSSs that do not vest will be forfeited. The PSSs had a weighted average grant date fair value of $49.39. The performance period is three years beginning January 1, 2014 and ending December 31, 2016. The PSSs will vest at the end of the performance period only if the performance threshold is met; there is no interim performance metric.
Our total unearned compensation for our stock-based compensation programs as of March 31, 2014 was $19 million for SARs, $43 million for RSUs and $7 million for PSSs, which will be recorded to compensation expense primarily over the next four years with respect to SARs and RSUs, with a limited portion of the RSU awards extending to six years, and over the next two years with respect to PSSs.

12.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the notes to the condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Leases—Our corporate headquarters has been located at the Hyatt Center in Chicago, Illinois, since 2005. A subsidiary of the Company holds a master lease for a portion of the Hyatt Center and has entered into sublease agreements with certain related parties. Future sublease income from sublease agreements with related parties under our master lease is $9 million.
Legal Services—A partner in a law firm that provided services to us throughout the three months ended March 31, 2014 and 2013 is the brother-in-law of our Executive Chairman. We incurred $1 million in legal fees with this firm for the three months ended March 31, 2014 and 2013, respectively. Legal fees, when expensed, are included in selling, general and administrative expenses. As of March 31, 2014 and December 31, 2013, we had $1 million and insignificant amounts due to the law firm, respectively.
Other Services—A member of our board of directors is a partner in a firm whose affiliates own hotels from which we recorded management and franchise fees of $2 million during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, we had $1 million in receivables due from these properties.
Equity Method Investments—We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We recorded fees of $7 million and $8 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, we had receivables due from these properties of $10 million and $7 million, respectively. In addition, in some cases we provide loans (see Note 5) or guarantees (see Note 9) to these entities. Our ownership interest in these equity method investments generally varies from 8% to 70%.

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
Our chief operating decision maker evaluates performance based on each segment’s Adjusted EBITDA. We define Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro-rata share of unconsolidated hospitality ventures Adjusted EBITDA before equity losses from unconsolidated hospitality ventures; asset impairments; gains on sales of real estate; other income (loss), net; depreciation and amortization; interest expense; and (provision) benefit for income taxes.

The table below shows summarized consolidated financial information by segment. Included within corporate and other are unallocated corporate expenses, revenues and expenses on our vacation ownership properties, and the results of our co-branded credit card.

	Three Months Ended March 31,
	2014	2013
Owned and Leased Hotels (a) (b)
Revenues	$548	$492
Adjusted EBITDA	125	95
Depreciation and Amortization	86	81
Americas Management and Franchising
Revenues	454	422
Intersegment Revenues (c)	21	19
Adjusted EBITDA	56	48
Depreciation and Amortization	5	5
ASPAC Management and Franchising
Revenues	37	35
Intersegment Revenues (c)	1	1
Adjusted EBITDA	11	9
Depreciation and Amortization	—	—
EAME/SW Asia Management
Revenues	30	25
Intersegment Revenues (c)	3	3
Adjusted EBITDA	11	8
Depreciation and Amortization	2	—
Corporate and other
Revenues	30	24
Adjusted EBITDA	(31)	(29)
Depreciation and Amortization	2	2
Eliminations (c)
Revenues	(25)	(23)
Adjusted EBITDA	—	—
Depreciation and Amortization	—	—
TOTAL
Revenues	$1,074	$975
Adjusted EBITDA	172	131
Depreciation and Amortization	95	88

(a)
In conjunction with our regular assessment of impairment indicators in the first quarter of 2013, we identified property and equipment whose carrying value exceeded its fair value and as a result recorded an $8 million impairment charge to asset impairments in the condensed consolidated statements of income in the three months ended March 31, 2013.

(b)
Assets within the Owned and Leased Hotels segment at March 31, 2014 equaled $5,542 million compared to $5,895 million at December 31, 2013. The decrease in assets is primarily due to the disposition of nine select service properties and one full service property during the three months ended March 31, 2014.

(c)	Intersegment revenues are included in the segment revenue totals and eliminated in Eliminations.

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Adjusted EBITDA	$172	$131
Equity losses from unconsolidated hospitality ventures	(7)	(1)
Asset impairments	—	(8)
Gains on sales of real estate	61	—
Other income (loss), net (see Note 15)	(12)	2
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(20)	(16)
EBITDA	194	108
Depreciation and amortization	(95)	(88)
Interest expense	(19)	(17)
(Provision) benefit for income taxes	(24)	5
Net income attributable to Hyatt Hotels Corporation	$56	$8

14.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, are as follows:

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income	$56	$8
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Hyatt Hotels Corporation	$56	$8
Denominator:
Basic weighted average shares outstanding:	155,449,102	161,931,525
Share-based compensation	1,041,764	606,352
Diluted weighted average shares outstanding	156,490,866	162,537,877
Basic Earnings Per Share:
Net income	$0.36	$0.05
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Hyatt Hotels Corporation	$0.36	$0.05
Diluted Earnings Per Share:
Net income	$0.36	$0.05
Net loss attributable to noncontrolling interests	—	—
Net income attributable to Hyatt Hotels Corporation	$0.36	$0.05

The computations of diluted net income per share for the three months ended March 31, 2014 and 2013 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Three Months Ended March 31,
	2014	2013
Stock-settled SARs	135,000	47,000
RSUs	—	4,000

15.    OTHER INCOME (LOSS), NET
Other income (loss), net includes performance guarantee expense (see Note 9), interest income, guarantee liability amortization (see Note 9), and foreign currency losses on foreign currency exchange rate instruments. The table below provides a reconciliation of the components in other income (loss), net, for the three months ended March 31, 2014 and 2013, respectively.

	Three Months Ended March 31,
	2014	2013
Performance guarantee expense	$(17)	$—
Interest income	2	5
Guarantee liability amortization	2	—
Foreign currency losses	—	(2)
Other	1	(1)
Other income (loss), net	$(12)	$2

16. SUBSEQUENT EVENT
In April 2014, a joint venture in which we held an interest and which was classified as an equity method investment, sold the Hyatt Place Austin Downtown to a third party, for which we received proceeds of $25 million.  This transaction resulted in an approximate gain of $18 million, which will be recognized in the second quarter of 2014.  The company will continue to franchise the hotel.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, financial performance, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K; general economic uncertainty in key global markets; the rate and the pace of economic recovery following economic downturns; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; limited visibility with respect to future bookings; our ability to successfully achieve certain levels of operating profit at hotels that have performance guarantees with our third party owners; the impact of hotel renovations; loss of key personnel; hostilities,or fear of hostilities, including future terrorist attacks, that affect travel; travel-related accidents; natural or man-made disasters such as earthquakes, tsunamis, tornadoes, hurricanes, floods, oil spills and nuclear incidents; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through Internet travel intermediaries; our ability to successfully execute our common stock repurchase program; changes in the tastes and preferences of our customers; relationships with associates and labor unions and changes in labor laws; financial condition of, and our relationships with, third-party property owners, franchisees and hospitality venture partners; if our third-party owners, franchisees or development partners are unable to access capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions; timing of acquisitions and dispositions; unforeseen terminations of our management agreements; changes in federal, state, local or foreign tax law; increases in interest rates and operating costs; foreign exchange rate fluctuations or currency restructurings; lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access the capital markets; changes in the competitive environment in our industry and the markets where we operate; cyber risks and information technology failures; outcomes of legal proceedings; and violation of regulations or laws related to our franchising business. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q.
Executive Overview
We are a global hospitality company engaged in the management, franchising, ownership and development of hotels under the Hyatt portfolio of brands, resorts and residential and vacation ownership properties around the world. As of March 31, 2014, our worldwide property portfolio consisted of 554 properties (148,239 rooms and units), including:

•	232 managed properties (79,229 rooms), all of which we operate under management agreements with third-party property owners;

•	178 franchised properties (30,319 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	78 owned properties (23,232 rooms) (including 1 consolidated hospitality venture), 2 capital leased properties (986 rooms), and 7 operating leased properties (2,409 rooms), all of which we manage;

•	20 managed properties and 10 franchised properties owned or leased by unconsolidated hospitality ventures (9,075 rooms);

•	2 all inclusive resorts (925 rooms), both of which are owned by an unconsolidated hospitality venture that has franchise agreements with us and are operated by third parties;

•	15 vacation ownership properties (963 units), all of which we manage; and

•	10 residential properties (1,101 units), all of which we manage and some of which we own.
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

The results of our vacation ownership business, Hyatt co-branded credit card, and unallocated corporate overhead are reported within corporate and other. See Note 13 for further discussion of our segment structure.

During the three months ended March 31, 2014, we announced transactions that are consistent with and demonstrate our strategy to recycle assets. We sold nine select service hotels and one full service hotel, located primarily on the west coast of the United States, for a combined $311 million, net of closing costs. The properties will remain Hyatt-branded hotels for a minimum of 25 years under long-term agreements.
We announced plans for the first Andaz brand hotels in Germany and Bali, and announced the anticipated opening of the first Hyatt Place in China during 2014. These hotels will allow us to continue to expand our brand presence in key markets.

Our financial performance for the quarter ended March 31, 2014 included an increase in our consolidated revenues of $99 million, or 10%, compared to the quarter ended March 31, 2013. Owned and leased hotels revenue for the quarter ended March 31, 2014 increased by $56 million compared to the quarter ended March 31, 2013, which includes a net favorable currency impact of $1 million. The increase in owned and leased hotels revenue was primarily due to our non-comparable hotels, which had revenue increases of $37 million. The increase was further attributable to comparable hotel revenue increases of $19 million. Increases in comparable revenues were driven by full service hotels in the Americas which benefited from higher average daily rates.

Our management and franchise fees for the quarter ended March 31, 2014, increased $14 million compared to the quarter ended March 31, 2013, including $1 million in net unfavorable currency impact. Fee increases were primarily due to base management fees and franchise fees in the Americas for new and converted hotels. Additionally, other fee revenues increased partially due to the amortization of deferred gains from hotels sold subject to long-term management agreements.
Our consolidated Adjusted EBITDA for the first quarter of 2014 increased by $41 million compared to the first quarter of 2013. The increase in Adjusted EBITDA for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was driven primarily by our owned and leased hotels which had an Adjusted EBITDA increase of $30 million, primarily driven by non-comparable hotels. The Americas management and franchise segment Adjusted EBITDA increased $8 million driven by franchise and management fees. The EAME/SW Asia management segment and ASPAC management and franchise segments increased $3 million and $2 million, respectively. Corporate and other segment Adjusted EBITDA decreased $2 million. See "—Non-GAAP Measure Reconciliation" below, for an explanation of how we use Adjusted EBITDA, why we present it and material limitations on its usefulness.
Comparable full service RevPAR within our Americas management and franchising business increased 7.7% (8.6% excluding the unfavorable effects of currency) during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase was primarily driven by group demand, in part due to the timing of Easter shifting to the second quarter of 2014 compared to the first quarter of 2013, and transient rate increases. Group booking activity increased during the quarter, representing the fourth consecutive quarter of at least high single digit year over year increases. Group bookings continue to reflect strength, both short and long-term, due to increased demand from corporate and association groups. Comparable select service RevPAR within our Americas management and franchising business increased 7.0% during the three months ended March 31, 2014 compared to the same period in the prior year. The increase was primarily driven by increased average daily rates.
Our ASPAC management and franchising business had an increase in comparable RevPAR of 2.4% (7.3% excluding the unfavorable effects of currency) for the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013. Excluding the unfavorable currency impacts, the increase in RevPAR was primarily driven by increased occupancy in parts of China and improvements in average daily rate in Japan and Southeast Asia.
Our EAME/SW Asia management business had comparable RevPAR growth of 3.0% (5.3% excluding the unfavorable effects of currency) for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Excluding the unfavorable currency impacts, the improvement in RevPAR was primarily driven by increased average daily rate, with a slight increase in demand. Most areas in the region saw improvements with the exception of Eastern Europe which declined due to political instability in the region.
Selling, general and administrative expenses, excluding the impact of the rabbi trust, for the quarter ended March 31, 2014 increased $8 million compared to the prior year quarter primarily due to increases in payroll and related costs and marketing expenses.
Other income (loss), net decreased $14 million in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily driven by a $17 million increase in performance guarantee expense. Included in this $17 million increase was $15 million of expense attributable to four of our managed hotels in France, which we began to manage in the second quarter of 2013.  We did not recognize any incentive fees in our EAME/SW Asia management segment from these hotels in the three months ended March 31, 2014, as they experienced weak performance in our first quarter, in part due to seasonality.
As of March 31, 2014, we had approximately $795 million in cash and cash equivalents, investments in highly-rated money market funds and short-term investments. At March 31, 2014, we had available credit facilities with banks for various corporate purposes. The amount of undrawn borrowing availability as of March 31, 2014 was approximately $1.4 billion.

Results of Operations
Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Consolidated Results

	Three Months Ended March 31,
(In millions, except percentages)	2014	2013	Better / (Worse)
REVENUES:
Total revenues	$1,074	$975	$99	10%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	415	391	(24)	(6)%
Depreciation and amortization	95	88	(7)	(8)%
Other direct costs	8	7	(1)	(14)%
Selling, general, and administrative	87	84	(3)	(4)%
Other costs from managed properties	416	388	(28)	(7)%
Direct and selling, general, and administrative expenses	1,021	958	(63)	(7)%
Net gains and interest income from marketable securities held to fund operating programs	4	10	(6)	(60)%
Equity losses from unconsolidated hospitality ventures	(7)	(1)	(6)	(600)%
Interest expense	(19)	(17)	(2)	(12)%
Asset impairments	—	(8)	8	100%
Gains on sales of real estate	61	—	61	100%
Other income (loss), net	(12)	2	(14)	(700)%
INCOME BEFORE INCOME TAXES	80	3	77	2,567%
(PROVISION) BENEFIT FOR INCOME TAXES	(24)	5	(29)	(580)%
NET INCOME	56	8	48	600%
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—%
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$56	$8	$48	600%
Revenues.    Consolidated revenues for the three months ended March 31, 2014 increased $99 million, or 10%, compared to the three months ended March 31, 2013, which included insignificant foreign currency impacts, and a $28 million increase in other revenues from managed properties.
Other revenues from managed properties includes a decrease in gains of $5 million resulting from changes in the underlying assets for our benefit programs funded through a rabbi trust for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. These gains are offset in other costs from managed properties, thus having no net impact to our earnings. Excluding these amounts, other revenues from managed properties increased $33 million, or 9%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase in other revenues from managed properties was due to a higher volume of reimbursements paid to us by our managed properties, which was driven in part by owned hotels that have been sold subject to long-term management agreements and new hotels in 2014 and 2013.
Owned and leased hotels revenues increased $56 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Comparable owned and leased hotels revenue increased $19 million during the three months ending March 31, 2014 as compared to the same period in the prior year, which includes net favorable foreign currency impacts of $1 million. The increase was driven by comparable full service hotels in the Americas, which benefited from higher average daily rates, as well as increased demand in part due to the timing of Easter. Non-comparable owned and leased hotels revenue increased $37 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase was driven by three full service hotels and two select service hotels newly opened or acquired in 2013 and 2014. This increase was partially offset by 11 hotels sold in 2013 and 10 hotels sold and two hotels that were consolidated into one hotel in 2014.
Management and franchise fees increased $14 million during the three month period ending March 31, 2014 when compared to the same period in the prior year, which includes $1 million in net unfavorable currency impact. Included in consolidated management and franchise fees for the three months ended March 31, 2014 were base management fees of $41 million, an 11% increase from the prior year comparative period, incentive management fees of $27 million, an 8% increase from the prior year comparative period, franchise fees of $14 million, a 40% increase from the prior year comparative period, and other fee revenues of $7 million, an 133% increase from the prior year comparative period. The increases in fees were primarily driven by increases in base management and franchise fees from new and recently converted hotels in the Americas. Included in the increase in other fee revenues are an increase in the amortization of deferred gains of $1 million from hotels sold subject to long-term management agreements.
Other revenues, which include our vacation ownership business and our co-branded credit card, increased $1 million during the three months ended March 31, 2014 compared to the same period in the prior year.
The table below provides a breakdown of revenues by segment for the three months ended March 31, 2014 and 2013. For further discussion of segment revenues for the period presented, please refer to “—Segment Results” below.

	Three Months Ended March 31,
(in millions, except percentages)	2014	2013	Better / (Worse)
Owned and leased hotels	$548	$492	$56	11%
Americas management and franchising	454	422	32	8%
ASPAC management and franchising	37	35	2	6%
EAME/SW Asia management	30	25	5	20%
Corporate and other	30	24	6	25%
Eliminations	(25)	(23)	(2)	(9)%
Consolidated revenues	$1,074	$975	$99	10%
Owned and leased hotels expense.    Owned and leased hotels expense increased by $24 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increases were driven by non-comparable owned and leased hotels expense which increased $16 million during the three months ended March 31, 2014. The increase in non-comparable owned and leased hotels expense was due to three full service hotels and two select service hotels newly opened or acquired in 2013 and 2014. These increases were partially offset by 11 hotels sold in 2013 and 10 hotels sold and two hotels that were consolidated into one hotel in 2014. Comparable owned and leased hotels expense increased $10 million in the three months ended March 31, 2014 compared to the same period in 2013. The increase in the three months ended March 31, 2014 compared to the same period in the prior year was primarily driven by payroll and related costs, rent expense, and utility costs. Additionally, expenses recognized with respect to our employee benefit programs funded through a rabbi trust decreased $2 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. In each reporting period, changes in these expenses are fully offset to the account net gains and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.
Depreciation and amortization expense.    Depreciation and amortization expense increased by $7 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase was driven by a $9 million increase in non-comparable hotel depreciation expense due primarily to hotels acquired or newly opened during the comparable periods, partially offset by hotels sold during the comparable periods. Amortization expense increased $2 million during the three months ended March 31, 2014 compared to the same period in the prior year. These increases were partially offset by a $4 million decrease in comparable hotel depreciation due to a reduction in depreciation expense at certain select service hotels.
Other direct costs.    Other direct costs, which represent costs associated with our vacation ownership operations and our co-branded credit card, increased $1 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to direct costs of our co-branded credit card.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased by $3 million, or 4%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Included in selling, general and administrative expenses is the financial performance of the investment securities held in a rabbi trust to fund certain benefit programs. The financial performance of these investments resulted in a decrease in costs of $5 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. These expenses are offset in net gains and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.
Excluding the rabbi trust amounts, selling, general and administrative costs increased $8 million, or 10%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase during the three months ended March 31, 2014 compared to the same period in the prior year was primarily due to a $4 million increase in payroll and related costs, a $4 million increase in marketing expenses, and a $3 million increase in professional fees. These increases were partially offset by decreases in technology costs and bad debt expense.
Net gains and interest income from marketable securities held to fund operating programs.    Net gains and interest income from marketable securities held to fund operating programs includes securities held to fund our benefit programs funded through a rabbi trust and securities held to fund our Hyatt Gold Passport program. These securities generated net gains of $4 million for the three months ended March 31, 2014 compared to net gains of $10 million for the three months ended March 31, 2013. Marketable securities held to fund our benefit programs funded through a rabbi trust resulted in net gains of $3 million in the three months ended March 31, 2014 compared to net gains of $10 million in the three months ended March 31, 2013. These changes are driven by the market performance of the underlying securities. The gains on securities held in the rabbi trust are offset by our owned and leased hotels expense for our hotel staff and selling, general and administrative expenses for our corporate staff and personnel supporting our business segments, having no net impact on our earnings. Of the $7 million change in the underlying securities in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, $5 million was offset in selling, general and administrative expenses and $2 million was offset in owned and leased hotels expense.
Marketable securities held to fund our Gold Passport program and related to our owned and leased hotels were a net gain of $1 million in the three months ended March 31, 2014 and flat in the three months ended March 31, 2013. The gains and losses on securities held to fund our Gold Passport program and related to our owned and leased hotels are offset by corresponding changes to our owned and leased hotels revenue, thus having no net impact on our earnings.
Equity losses from unconsolidated hospitality ventures.    Equity losses from unconsolidated hospitality ventures were $7 million in the three months ended March 31, 2014 and $1 million in the three months ended March 31, 2013. The three months ended March 31, 2014 included net losses of $10 million from our hospitality ventures, driven by our share of fees related to Playa's termination of contracts with a third party manager and an increase in depreciation and interest expense for a newly opened hotel and Playa. These net losses were partially offset by $3 million in distributions. The three months ended March 31, 2013 included a reclassification of a foreign currency translation loss of $2 million from accumulated other comprehensive loss to equity losses from unconsolidated hospitality ventures as part of the sale of our interest in a foreign hospitality venture.
Interest expense.    Interest expense increased $2 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in interest expense was primarily due to interest expense on the bonds acquired in conjunction with our purchase of the remaining interest in the Grand Hyatt San Antonio during the fourth quarter of 2013.
Asset impairments.  Asset impairments are recorded as necessary based on our regular evaluation of impairment indicators. There were no impairment charges recognized during the three months ended March 31, 2014. There were $8 million of asset impairment charges recognized during the three months ended March 31, 2013. The $8 million impairment charge in the three months ended March 31, 2013 related to property and equipment within our owned and leased hotels segment. In addition, we identified that a 10% change in our estimates of projected future operating cash flows, discount rates, or exit capitalization rates used in our calculations of the fair values of the goodwill reporting units could result in an impairment charge of up to the entire $14 million goodwill balance of one of our reporting units as of March 31, 2014. The Company will continue to monitor the impact of the current economic environment on the goodwill of our reporting units.
Gains on sales of real estate. During the three months ended March 31, 2014, we sold nine select service hotels and one full service hotel to an unrelated third party for a combined $311 million, net of closing costs, resulting in a pre-tax gain of $61 million. The properties will remain Hyatt-branded hotels for a minimum of 25 years under long-term agreements. We recognized the gains on sale of real estate in our condensed consolidated statements of income in the period of sale. There were no gains on sales of real estate during the same period in the prior year.
Other income (loss), net.    Other income (loss), net, decreased by $14 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease during the three months ended March 31, 2014 compared to the same period in the prior year was due to an increase in performance guarantee expense and a decrease in interest income, partially offset by a decrease in foreign currency losses and an increase in guarantee liability amortization. The table below provides a breakdown of other income (loss), net, for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(in millions)	2014	2013	Better / (Worse)
Performance guarantee expense (1)	$(17)	$—	$(17)
Interest income	2	5	(3)
Guarantee liability amortization	2	—	2
Foreign currency losses	—	(2)	2
Other (2)	1	(1)	2
Other income (loss), net	$(12)	$2	$(14)

(1)
Amounts represent expense associated with certain contractual arrangements with third party owners that require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. See Note 9 for further details.

(2)	Includes gains (losses) on asset retirements for each period presented.
(Provision) benefit for income taxes. Our effective income tax rate was a provision of 30.1% and a benefit of 214.8% for the three months ended March 31, 2014 and 2013, respectively.
For the three months ended March 31, 2014, the effective tax rate differs from the U.S. statutory federal income tax rate of 35% primarily due to a $4 million benefit for the release of a valuation allowance of a foreign subsidiary and a benefit of $2 million related to a state legislative change enacted in the first quarter of 2014. In addition, a benefit of $2 million (including interest) was recognized as a result of settling federal and state income tax audits.
For the three months ended March 31, 2013, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to a $4 million benefit for an adjustment to certain deferred tax assets and a benefit of $2 million (including interest) related to the settlement of our audits.
Segment Results
We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA, as described in Note 13. The segment results presented below are presented before intersegment eliminations.
Owned and Leased Hotels.  Revenues increased $56 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, which included $1 million in net favorable currency impact.
Worldwide comparable hotel revenues increased $19 million in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The $19 million increase was from full service hotels while select service hotels were flat. For the three months ended March 31, 2014, revenue growth at our comparable full service hotels was driven by higher average daily rates and increased occupancy in the Americas and Western Europe. The three months ended March 31, 2014 benefited from transient rate and an increase in group business in the United States. The increase in group business was due in part to the shift in timing of the Easter holiday from the first quarter of 2013 to the second quarter of 2014. Select service hotel revenue was flat for the three months ended March 31, 2014 compared to the same period in the prior year as increased average daily rate was offset by decreased occupancy.

Non-comparable owned and leased hotels revenue increased $37 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase during the three months ended March 31, 2014 was primarily driven by three full service hotels and two select service hotels newly opened or acquired in 2013 and 2014. This increase was partially offset by 11 hotels sold in 2013 and 10 hotels sold and two hotels that were consolidated into one hotel in 2014.
During the three months ended March 31, 2014, we removed nine select service properties and one full service property that were sold in the period from the comparable owned and leased hotels results. Also during the three months ended March 31, 2014, we removed two additional full service hotels from the comparable owned and leased hotels results.  These two hotels are adjacent to one another and their operations were consolidated into one hotel.  The newly consolidated hotel does not have comparable results for the periods presented.

	Three Months Ended March 31,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2014	2013	Better / (Worse)	2014	2013	Change in Occ % pts	2014	2013	Better / (Worse)
Full Service	$157	$146	7.4%	72.1%	69.7%	2.4%	$218	$210	4.0%
Select Service	74	73	1.1%	68.8%	72.1%	(3.3)%	107	101	5.9%
Total Owned and Leased Hotels	$136	$128	6.5%	71.3%	70.3%	1.0%	$192	$182	5.1%

	Three Months Ended March 31,
(in millions except percentages)	2014	2013	Better / (Worse)
Segment Revenues	$548	$492	$56	11.4%
Segment Adjusted EBITDA	$125	$95	$30	31.6%

Adjusted EBITDA increased by $30 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, which included $1 million in net unfavorable currency impacts. Adjusted EBITDA at our comparable owned and leased properties increased $7 million for the three months ended March 31, 2014 compared to the same period in 2013, due primarily to increased average daily rates at our full service and select service hotels in the United States, partially offset by higher payroll and related costs, increased rent expense, and higher utility costs. Non-comparable hotels increased $19 million for the three months ended March 31, 2014 compared to the same period in 2013, primarily due to the aforementioned three full service and two select service hotels newly opened or acquired in 2013 and 2014, partially offset by the 11 hotels sold in 2013 and 10 hotels sold and two hotels that were consolidated into one hotel in 2014. Adjusted EBITDA at our joint venture hotels increased $4 million in the three months ended March 31, 2014, including $1 million net unfavorable currency impacts. The increase was primarily driven by our new investment in all inclusive resorts, a new hotel opening in 2013, and a hotel impacted by prior year renovations. These increases were partially offset by our acquisition of our joint venture partner's interest in a full service hotel in the fourth quarter of 2013.
Americas management and franchising.    Americas management and franchising total segment revenues increased by $32 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, which included insignificant currency impacts. Other revenues from managed properties increased by $21 million, or 6% in the three months ended March 31, 2014 compared to the three months ended March 31, 2013.
Management, franchise and other fees increased $11 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to a $6 million increase in management fees and a $4 million increase in franchise fees. The increase in management fees was driven by new full service hotels and increased group demand and higher transient room rates at existing hotels. The increase in franchise fees is primarily due to new and recently converted hotels. Other fee revenues increased $1 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to amortization of deferred gains from hotels sold subject to long-term management agreements.
Our full service hotels comparable RevPAR improved 7.7% in the three months ended March 31, 2014 compared to the same period in the prior year. The increase was primarily due to increased group demand, in part due to the timing of Easter shifting to the second quarter of 2014 compared to the first quarter of 2013, and increased transient room rates. Comparable RevPAR at our select service hotels in the three months ended

March 31, 2014 increased by 7.0% compared to the three months ended March 31, 2013, driven primarily by increased average daily rate. During the three months ended March 31, 2014 we removed one property from the comparable Americas select service systemwide hotels due to an expansion at that property.

	Three Months Ended March 31,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2014	2013	Better / (Worse)	2014	2013	Change in Occ % pts	2014	2013	Better / (Worse)
Americas Full Service	$132	$123	7.7%	71.3%	69.2%	2.1%	$185	$177	4.5%
Americas Select Service	85	80	7.0%	73.5%	72.4%	1.1%	116	110	5.3%

	Three Months Ended March 31,
(in millions except percentages)	2014	2013	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$75	$64	$11	17.2%
Other Revenues from Managed Properties	379	358	21	5.9%
Total Segment Revenues	$454	$422	$32	7.6%
Segment Adjusted EBITDA	$56	$48	$8	16.7%
Adjusted EBITDA increased by $8 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in Adjusted EBITDA during the three months ended March 31, 2014 compared to the same period in the prior year was primarily due to increased management, franchise and other fees, partially offset by increased marketing expenses of $3 million.
ASPAC management and franchising. ASPAC management and franchising segment revenues increased by $2 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, which included $1 million net unfavorable currency impacts. The $2 million increase in the three months ended March 31, 2014 compared to the same period in the prior year was primarily driven by a $1 million increase in management fees and a $1 million increase in other fee revenues. During the three months ended March 31, 2014, RevPAR increased 2.4% (or increased 7.3% excluding the unfavorable currency impact) compared to the three months ended March 31, 2013. Excluding the aforementioned unfavorable currency impacts, RevPAR for the three months ended March 31, 2014, was up across most of the ASPAC region, outside of North China and South Korea, year over year. During the three months ended March 31, 2014, no properties left the comparable ASPAC full service systemwide hotels.

	Three Months Ended March 31,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2014	2013	Better / (Worse)	2014	2013	Change in Occ % pts	2014	2013	Better / (Worse)
ASPAC Full Service	$151	$148	2.4%	66.6%	63.7%	2.9%	$227	$232	(2.0)%

	Three Months Ended March 31,
(in millions except percentages)	2014	2013	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$21	$19	$2	10.5%
Other Revenues from Managed Properties	16	16	—	—%
Total Segment Revenues	$37	$35	$2	5.7%
Segment Adjusted EBITDA	$11	$9	$2	22.2%
Adjusted EBITDA increased $2 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, which included $1 million in net unfavorable currency impacts. The increase during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily driven by a $2 million increase in management, franchise and other fees, which includes $1 million net unfavorable foreign currency impacts. Selling, general and administrative fees were flat year over year.

EAME/SW Asia management. EAME/SW Asia management segment revenues increased by $5 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, which included insignificant currency impacts. Other revenues from managed properties increased $2 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013.
Management and other fees increased by $3 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase during the three months ended March 31, 2014 was driven by a $1 million increase in base fees, primarily from hotels newly converted in 2013, a $1 million increase in incentive fees, primarily in the Persian Gulf area, and a $1 million increase in other fee revenues. During the three months ended March 31, 2014 compared to the three months ended March 31, 2013, RevPAR increased 3.0% (or 5.3% excluding the unfavorable currency impact). Excluding the unfavorable currency impact, most areas within the region increased RevPAR, with the exception of Eastern Europe which declined significantly due to political instability. During the three months ended March 31, 2014, we removed one property that left the chain from the comparable EAME/SW Asia full service systemwide hotels. Also during the three months ended March 31,2014, we removed two additional hotels from the comparable EAME/SW Asia full service systemwide hotel results.  These two hotels are adjacent to one another and their operations were consolidated into one hotel.  The newly consolidated hotel does not have comparable results for the periods presented.

	Three Months Ended March 31,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2014	2013	Better / (Worse)	2014	2013	Change in Occ % pts	2014	2013	Better / (Worse)
EAME/SW Asia Full Service	$162	$157	3.0%	65.7%	64.3%	1.4%	$247	$245	0.8%

	Three Months Ended March 31,
(in millions except percentages)	2014	2013	Better / (Worse)
Segment Revenues
Management and Other Fees	$18	$15	$3	20.0%
Other Revenues from Managed Properties	12	10	2	20.0%
Total Segment Revenues	$30	$25	$5	20.0%
Segment Adjusted EBITDA	$11	$8	$3	37.5%
Adjusted EBITDA increased $3 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, which included $1 million in net unfavorable currency impacts. The increase in Adjusted EBITDA for the three months ended March 31, 2014 compared to the same period in 2013 was driven by a $3 million increase in management and other fees. Selling, general and administrative expenses were flat during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.
Corporate and other.    Corporate and other includes unallocated corporate expenses, the results of our vacation ownership business and the results of our co-branded credit card. Corporate and other revenues increased $6 million during the three months ended March 31, 2014 compared to the same period in 2013. The increase during the three months ended March 31, 2014 was primarily due to a $5 million increase in other revenues from managed properties and a $1 million increase in growth of our co-branded credit card program.

	Three Months Ended March 31,
(in millions except percentages)	2014	2013	Better / (Worse)
Corporate and other revenues	$30	$24	$6	25.0%
Corporate and other Adjusted EBITDA	$(31)	$(29)	$(2)	(6.9)%
Adjusted EBITDA decreased $2 million during the three months ended March 31, 2014 as compared to the same period in the prior year. The aforementioned increase in revenues was more than offset by a $5 million increase in other costs from managed properties, a $1 million increase in other direct costs from our co-branded credit card program, and a $2 million increase in payroll and related expenses.
Eliminations.    Eliminations of $25 million for the three months ended March 31, 2014 and eliminations of $23 million for the three months ended March 31, 2013 primarily represent fees charged by our management and franchising segments to our owned and leased hotels segment for managing their operations.

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
The following table sets forth Adjusted EBITDA by segment for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(in millions, except percentages)	2014	2013	Better / (Worse)
Owned and leased hotels	$125	$95	$30	31.6%
Americas management and franchising	56	48	8	16.7%
ASPAC management and franchising	11	9	2	22.2%
EAME/SW Asia management	11	8	3	37.5%
Corporate and other	(31)	(29)	(2)	(6.9)%
Consolidated Adjusted EBITDA	$172	$131	$41	31.3%

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three months ended March 31, 2014 and 2013:

(in millions)	Three Months Ended March 31,
	2014	2013
Adjusted EBITDA	$172	$131
Equity losses from unconsolidated hospitality ventures	(7)	(1)
Asset impairments	—	(8)
Gains on sales of real estate	61	—
Other income (loss), net	(12)	2
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(20)	(16)
EBITDA	194	108
Depreciation and amortization	(95)	(88)
Interest expense	(19)	(17)
(Provision) benefit for income taxes	(24)	5
Net income attributable to Hyatt Hotels Corporation	$56	$8

Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments and cash generated from our operations. As part of our business strategy, we also recycle capital by using net proceeds from dispositions to support acquisitions and new investment opportunities. When appropriate, we will borrow cash under our revolving credit facility or from other third party sources, and may also raise funds by issuing debt or equity securities as necessary. We maintain a cash investment policy that emphasizes preservation of capital. At March 31, 2014 and December 31, 2013, we had cash and cash equivalents and short-term investments of $795 million and $484 million, respectively. We believe that our cash position, short-term investments and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives for the foreseeable future.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan. Such repurchase or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. During the three months ended March 31, 2014, we continued to make purchases of our common stock under our previously approved repurchase program. During the three months ended March 31, 2014, we repurchased $61 million of the Company's common stock of which $59 million was settled in cash during the period. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. See Note 10 for further details of our existing repurchase plans.
In the first quarter of 2014, we entered into a Second Amended and Restated Credit Agreement with a syndicate of lenders that provides for a $1.5 billion senior unsecured revolving credit facility that matures in January 2019. This restated our existing $1.5 billion facility that was scheduled to mature in September 2016. For a detailed discussion of the revolving credit facility, see "Revolving Credit Facility."
In the first quarter of 2014, we sold nine select service properties and one full service property for a combined $311 million, net of closing costs. As part of the sale, we transferred cash and cash equivalents of $3 million upon disposition, resulting in a net sales price of $308 million. The properties will remain Hyatt-branded hotels for a minimum of 25 years under long-term agreements.
During 2013, we entered into management agreements and a related performance guarantee with a third party that acquired four hotels in France. The performance guarantee does not have an annual cap and the maximum total commitment under the performance guarantee at inception is €377 million, or $518 million, using exchange rates as of March 31, 2014. We became subject to the guarantee in 2013 with the conversion of the hotels to Hyatt management. Our current expectation is that any payment under the performance guarantee in 2014 will not have a significant impact on our liquidity and capital resources. See Note 9 to our condensed consolidated financial statements for further information.
During the first quarter of 2014, we executed a purchase and sale agreement to exercise our option to acquire the Hyatt Regency Grand Cypress hotel for $190 million. We anticipate closing this acquisition during the second quarter of 2014. Additionally, through an unconsolidated hospitality venture we are committed to purchase a hotel within a to-be completed building in New York City for a total purchase price of approximately $380 million. The hospitality venture will be funded upon the purchase of the hotel, and our share of the purchase price commitment is 66.67% (or approximately $253 million).
Sources and Uses of Cash
At March 31, 2014 and December 31, 2013, we had cash and cash equivalents of $765 million and $454 million, respectively. Additionally, we had short-term investments in certificates of deposit and other marketable securities of $30 million as of both March 31, 2014 and December 31, 2013.

(in millions)	Three Months Ended March 31,
	2014	2013
Cash provided by (used in):
Operating activities	$49	$27
Investing activities	329	(103)
Financing activities	(66)	(18)
Effects of changes in exchange rate on cash and cash equivalents	(1)	11
Net increase (decrease) in cash and cash equivalents	$311	$(83)
Cash Flows from Operating Activities
Cash flows provided by operating activities totaled $49 million in the three months ended March 31, 2014, compared to $27 million in the same period last year. The timing of certain payables and accruals had a positive impact to working capital and operating cash flows. This was partially offset by the negative impact from changes in income taxes. The increase in net income in 2014 did not result in increased cash flows from operating activities as the change was primarily driven by investing activities, including the gains on sales of real estate.
Cash Flows from Investing Activities
Cash flows provided by investing activities totaled $329 million in the three months ended March 31, 2014 compared to cash flows used in investing activities of $103 million in the same period last year. The increase in cash provided by investing activities is primarily due to dispositions during the three months ended March 31, 2014. Specific activity in each period is as follows:
During the three months ended March 31, 2014:

•
We sold nine select service properties and one full service property for $308 million, net of closing costs and cash transferred upon disposition, of which $232 million was classified as restricted cash in anticipation of consummation of a like-kind exchange agreement and was released upon the completion of the like-kind exchange.

•	We released $74 million from restricted cash in conjunction with the sale of Hyatt Key West, in consummation of a like-kind exchange agreement.

•	Capital expenditures were $41 million (see "Capital Expenditures" below).

•	We invested a total of $14 million in unconsolidated hospitality ventures.

•	We had a total of $10 million in net purchases of marketable securities and short-term investments.

During the three months ended March 31, 2013:

•	We had a total of $46 million in net proceeds from marketable securities and short-term investments.

•
We sold three Hyatt Place properties for a combined $36 million, net of closing costs. We entered into a like-kind exchange agreement with an intermediary and placed proceeds from the sales of two of the three properties, in the amount of $23 million, into restricted cash.

•	We acquired The Driskill in Austin, Texas for a purchase price of $85 million.

•	Capital expenditures were $43 million (see "Capital Expenditures" below).

•	We invested a total of $36 million in unconsolidated hospitality ventures, which included $22 million related to our commitment to the development of a property in the state of Hawaii.
Cash Flows from Financing Activities
Cash flows used in financing activities were $66 million in the three months ended March 31, 2014 compared to $18 million in the three months ended March 31, 2013.
During the three months ended March 31, 2014, the Company repurchased 1,172,645 shares of Class A common stock for an aggregate purchase price of $61 million of which $59 million was settled in cash during the period. During the three months ended March 31, 2013, the Company repurchased 664,951 shares of Class A common stock for an aggregate purchase price of $27 million.
During the three months ended March 31, 2014 and 2013, respectively, we had no drawings on our revolving credit facility. During the three months ended March 31, 2013, we drew $11 million on a construction loan for the development of a hotel in Brazil.
The following is a summary of our debt to capital ratios:

(in millions, except percentages)	March 31, 2014	December 31, 2013
Consolidated debt (1)	$1,487	$1,483
Stockholders’ equity	4,767	4,769
Total capital	6,254	6,252
Total debt to total capital	23.8%	23.7%
Consolidated debt (1)	1,487	1,483
Less: Cash and cash equivalents and short-term investments	795	484
Net consolidated debt (cash and short-term investments)	$692	$999
Net debt to total capital	11.1%	16.0%

(1)
Excludes approximately $694 million and $672 million of our share of unconsolidated hospitality venture indebtedness as of March 31, 2014 and December 31, 2013, respectively, substantially all of which is non-recourse to us.

Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance, enhancements to existing properties and investment in new properties.
During the three months ended March 31, 2014, we had total capital expenditures of $41 million, which includes $16 million for enhancements to existing properties, $14 million for maintenance and $11 million for investment in new properties. During the comparable period in 2013, our total capital expenditures were $43 million, which included $20 million for enhancements to existing properties, $14 million for maintenance and $9 million for investment in new properties. The decrease in enhancements to existing property expenditures was due to minimal renovation activity at full service hotels, partially offset by increased renovation activity at select service hotels during the three months ended March 31, 2014. The increase in our expenditures related to new properties is driven by construction spending on our development of a hotel in Brazil. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations.

Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes. Interest on the Senior Notes is payable semi-annually.

Description	Principal Amount (in millions)
2016 Notes	$250
2019 Notes	196
2021 Notes	250
2023 Notes	350
Total	$1,046
We are in compliance with all applicable covenants under the indenture governing our Senior Notes as of March 31, 2014.
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
There were no borrowings under the revolving credit facility during the three months ended March 31, 2014, and no borrowings under the prior revolving credit facility during the three months ended March 31, 2013. There was no outstanding balance on this credit facility at March 31, 2014 or on the prior credit facility at December 31, 2013. We do, however, have $104 million in outstanding undrawn letters of credit that are issued under our revolving credit facility (which reduces the availability thereunder by the corresponding amount) as of March 31, 2014, and on our prior revolving credit facility as of December 31, 2013. As of March 31, 2014, we had available borrowing capacity of $1.4 billion, net of outstanding undrawn letters of credit.
We are in compliance with all applicable covenants under the revolving credit facility as of March 31, 2014.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $125 million in letters of credit outstanding at March 31, 2014 and December 31, 2013, respectively. We had letters of credit issued directly with financial institutions of $21 million at March 31, 2014 and December 31, 2013, respectively. These letters of credit had weighted average fees of 119 basis points at March 31, 2014. The range of maturity on these letters of credit was up to one year as of March 31, 2014.
Other Debt Obligations
We are in compliance with all applicable covenants under all debt instruments as of March 31, 2014.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2013 Form 10-K. Since the date of our 2013 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At March 31, 2014, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
Interest Rate Risk
In the normal course of business, we are exposed to the impact of interest rate changes due to our borrowing activities. Our objective is to manage the risk of interest rate changes on the results of operations, cash flows, and the market value of our debt by creating an appropriate balance between our fixed and floating-rate debt. Interest rate derivative transactions, including interest rate swaps, are entered into to maintain a level of exposure to interest rate variability that the Company deems acceptable. As of March 31, 2014 and December 31, 2013, we held no interest rate swap contracts.
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

(in millions)	March 31, 2014	December 31, 2013
Pound Sterling	$176	$168
Korean Won	36	31
Swiss Franc	26	27
Canadian Dollar	—	3
Total notional amount of forward contracts	$238	$229
We intend to offset the gains and losses related to our intercompany loans and transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income attributable to Hyatt Hotels Corporation. The effects of these derivative instruments within other income (loss), net on our condensed consolidated financial statements was a loss of $2 million and a gain of $11 million for the three months ended March 31, 2014 and 2013, respectively. We expect to continue this practice relating to our intercompany loans and transactions, and may also begin to manage the risks associated with other transactional and translational foreign currency volatility within our business.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.
We are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, workers' compensation and other employee claims, intellectual property claims and claims related to our management of certain hotel properties. Most occurrences involving liability, claims of negligence and employees are covered by insurance with solvent insurance carriers. We recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material effect on our consolidated financial position, results of operations or liquidity. The discussion below includes updates to certain legal proceedings included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. In addition, please see the legal proceedings disclosed in response to Item 3 to Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
In September 2012, a putative class action was filed against the Company, several other hotel companies and several online travel companies in federal district court in Connecticut seeking an unspecified amount of damages and equitable relief for an alleged violation of the federal antitrust laws. The online travel companies and the other hotel companies were also named in other actions, and these cases and the case naming the Company were consolidated by the Judicial Panel on Multi-District Litigation in the U.S. District Court, Northern District of Texas. The federal court in the Northern District of Texas dismissed the complaint for failure to state a claim.  The plaintiffs moved for leave to file an amended complaint, but that amended complaint does not include the Company nor any of the other hotel companies as defendants.  Accordingly, this case is no longer pending against the Company.

Item 1A. Risk Factors.

At March 31, 2014, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company's purchases of shares of Class A common stock during the quarter ended March 31, 2014:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number(or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Program
January 1 to January 31, 2014	222,189	$49.68	222,189	$177,625,150
February 1 to February 28, 2014	283,827	$49.59	283,827	$163,551,161
March 1 to March 31, 2014	666,629	$53.29	666,629	$128,029,485
Total	1,172,645	$51.71	1,172,645

(1)
On October 30, 2013, we announced the approval of an expansion of our share repurchase program pursuant to which we are authorized to purchase up to an additional $200 million shares of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. The repurchase program does not have an expiration date. As of March 31, 2014, the Company had approximately $128 million remaining under its current share repurchase authorization.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5.     Other Information.

Certain Pritzker family stockholders have exercised their rights to require the Company to register an aggregate of 6,603,055 shares of Class A common stock issuable upon conversion of such stockholders’ shares of Class B common stock on a shelf registration statement on Form S-3 pursuant to Rule 415 of the Securities Act. The 6,603,055 shares requested to be registered are eligible to be sold under the applicable lock-up provisions contained in the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement. Under the registration rights agreement and applicable lock-up restrictions, the other stockholders party to the agreements are entitled to “piggyback” registration rights and may elect to include up to an aggregate of 26,598,357 shares of their Class A common stock acquired upon conversion of shares of Class B common stock on such registration statement. We cannot assure you whether stockholders holding the 26,598,357 eligible shares will elect to exercise their piggyback registration rights and register all or a portion of their shares of Class A common stock eligible to be registered and sold under applicable lock-up agreements on such shelf registration statement. In accordance with the terms of the Registration Rights Agreement, dated as of October 12, 2009, the Company intends to file a shelf registration statement with the SEC as soon as practicable to register the 6,603,055 shares of Class A common stock plus any additional shares required to be registered pursuant to exercised piggyback registration rights. The filing of such shelf registration statement, the sale of shares registered under the registration statement in the public market, or the perception that such sales may occur could reduce the trading price of our Class A common stock or impede our ability to raise future capital.

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

10.1	Amendment to Sublease Termination Agreement, dated as of March 19, 2014, between Hyatt Corporation and H Group Holding, Inc.

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

Hyatt Hotels Corporation

Date:	April 30, 2014	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Date:	April 30, 2014	By:	/s/ Gebhard F. Rainer
Gebhard F. Rainer
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)