Form 10-Q
period 2014-06-30
Hyatt Hotels Corp
filed 2014-07-31
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 25, 2014, there were 41,127,501 shares of the registrant’s Class A common stock, $0.01 par value, outstanding and 112,527,463 shares of the registrant’s Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.
HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
REVENUES:
Owned and leased hotels	$592	$572	$1,140	$1,064
Management and franchise fees	103	96	192	171
Other revenues	23	21	44	41
Other revenues from managed properties	440	403	856	791
Total revenues	1,158	1,092	2,232	2,067
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	430	413	845	804
Depreciation and amortization	83	85	178	173
Other direct costs	10	8	18	15
Selling, general, and administrative	80	75	167	159
Other costs from managed properties	440	403	856	791
Direct and selling, general, and administrative expenses	1,043	984	2,064	1,942
Net gains and interest income from marketable securities held to fund operating programs	8	—	12	10
Equity earnings (losses) from unconsolidated hospitality ventures	23	(5)	16	(6)
Interest expense	(18)	(16)	(37)	(33)
Asset impairments	(7)	(3)	(7)	(11)
Gains on sales of real estate	1	99	62	99
Other loss, net	(1)	(16)	(13)	(14)
INCOME BEFORE INCOME TAXES	121	167	201	170
PROVISION FOR INCOME TAXES	(46)	(55)	(70)	(50)
NET INCOME	75	112	131	120
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	—	(1)	—
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$74	$112	$130	$120
EARNINGS PER SHARE - Basic
Net income	$0.49	$0.70	$0.85	$0.75
Net income attributable to Hyatt Hotels Corporation	$0.48	$0.70	$0.84	$0.75
EARNINGS PER SHARE - Diluted
Net income	$0.49	$0.70	$0.84	$0.75
Net income attributable to Hyatt Hotels Corporation	$0.48	$0.70	$0.83	$0.75
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$75	$112	$131	$120
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (benefit) expense of $- and $- for the three months ended and $1 and $- for the six months ended June 30, 2014 and 2013, respectively	12	(24)	13	(26)
Unrealized losses on available for sale securities, net of tax (benefit) expense of $(2) and $- for the three months ended and $(1) and $- for the six months ended June 30, 2014 and 2013, respectively	(3)	—	(6)	—
Other comprehensive income (loss)	9	(24)	7	(26)
COMPREHENSIVE INCOME	84	88	138	94
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	—	(1)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$83	$88	$137	$94
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except per share amounts)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$553	$454
Restricted cash	103	184
Short-term investments	30	30
Receivables, net of allowances of $12 and $11 at June 30, 2014 and December 31, 2013, respectively	316	273
Inventories	17	77
Prepaids and other assets	109	122
Prepaid income taxes	24	12
Deferred tax assets	27	11
Assets held for sale	175	—
Total current assets	1,354	1,163
Investments	319	329
Property and equipment, net	4,366	4,671
Financing receivables, net of allowances	91	119
Goodwill	136	147
Intangibles, net	587	591
Deferred tax assets	173	198
Other assets	987	959
TOTAL ASSETS	$8,013	$8,177
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$5	$194
Accounts payable	124	133
Accrued expenses and other current liabilities	402	411
Accrued compensation and benefits	117	133
Liabilities held for sale	31	—
Total current liabilities	679	871
Long-term debt	1,298	1,289
Other long-term liabilities	1,257	1,240
Total liabilities	3,234	3,400
Commitments and contingencies (see Note 10)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of June 30, 2014 and December 31, 2013	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 41,428,885 outstanding and 41,465,158 issued at June 30, 2014, Class B common stock, $0.01 par value per share, 444,521,875 shares authorized, 112,527,463 shares issued and outstanding at June 30, 2014 and Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 43,584,144 outstanding and 43,620,417 issued at December 31, 2013, Class B common stock, $0.01 par value per share, 444,521,875 shares authorized, 112,527,463 shares issued and outstanding at December 31, 2013	2	2
Additional paid-in capital	2,880	3,015
Retained earnings	1,951	1,821
Treasury stock at cost, 36,273 shares at June 30, 2014 and December 31, 2013	(1)	(1)
Accumulated other comprehensive loss	(61)	(68)
Total stockholders’ equity	4,771	4,769
Noncontrolling interests in consolidated subsidiaries	8	8
Total equity	4,779	4,777
TOTAL LIABILITIES AND EQUITY	$8,013	$8,177
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$131	$120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178	173
Deferred income taxes	3	41
Asset impairments	7	11
Equity (earnings) losses from unconsolidated hospitality ventures and distributions received	23	17
Gains on sales of real estate	(62)	(99)
Working capital changes and other	(27)	(101)
Net cash provided by operating activities	253	162
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(214)	(51)
Proceeds from marketable securities and short-term investments	195	484
Contributions to investments	(61)	(58)
Acquisitions, net of cash acquired	—	(85)
Capital expenditures	(111)	(92)
Proceeds from sales of real estate and assets held for sale, net of cash disposed	316	208
Sales proceeds transferred to escrow as restricted cash	(232)	(135)
Real estate sales proceeds transferred from escrow to cash and cash equivalents	306	44
Other investing activities	2	(3)
Net cash provided by investing activities	201	312
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs of $- and $3	14	356
Repayments of long-term debt	—	(304)
Repurchase of common stock	(149)	(223)
Repayment of capital lease obligation	(191)	—
Other financing activities	(11)	(4)
Net cash used in financing activities	(337)	(175)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6)	6
NET INCREASE IN CASH AND CASH EQUIVALENTS	111	305
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	454	413
Reclassification of cash and cash equivalents to assets held for sale	(12)	—
CASH AND CASH EQUIVALENTS—END OF PERIOD	$553	$718
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$38	$38
Cash paid during the period for income taxes	$105	$35
Non-cash operating activities are as follows:
Non-cash performance guarantee	$—	$117
Non-cash investing activities are as follows:
Non-cash contract acquisition costs	$—	$117
Change in accrued capital expenditures	$1	$(4)

See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)

1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries ("Hyatt Hotels Corporation") provide hospitality services on a worldwide basis through the management, franchising and ownership of hospitality related businesses. As of June 30, 2014, we operated or franchised 274 full service hotels under the Hyatt portfolio of brands, consisting of 111,003 rooms throughout the world. As of June 30, 2014, we operated or franchised 261 select service hotels under the Hyatt portfolio of brands with 35,563 rooms, of which 254 hotels are located in the United States. As of June 30, 2014, our Hyatt portfolio of brands included 2 franchised all inclusive Hyatt-branded resorts, consisting of 926 rooms. We operate these hotels in 48 countries around the world. We hold ownership interests in certain of these hotels. We develop, operate, manage, license or provide services to the Hyatt portfolio of brands including timeshare, fractional and other forms of residential or vacation properties.
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

In April 2014, the FASB released Accounting Standards Update No. 2014-08 ("ASU 2014-08"), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirements for reporting discontinued operations and expands the required disclosures surrounding discontinued operations. The provisions of ASU 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted for disposals that have not been reported in previously issued financial statements. We have elected to early adopt ASU 2014-08 and have no disposals which qualify as discontinued operations.

Future Adoption of Accounting Standards

In May 2014, the FASB released Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single, comprehensive revenue recognition model for contracts with customers. The provisions of ASU 2014-09 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2014-09.

In June 2014, the FASB released Accounting Standards Update No. 2014-10 (“ASU 2014-10”), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP and it eliminates an exception provided in the consolidation guidance for development stage enterprises. The provisions of ASU 2014-10 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. When adopted, ASU 2014-10 is not expected to materially impact our condensed consolidated financial statements.

3.    EQUITY AND COST METHOD INVESTMENTS
We have investments that are recorded under both the equity and cost methods. These investments are considered to be an integral part of our business and are strategically and operationally important to our overall results. Our equity and cost method investment balances recorded at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Equity method investments	$312	$320
Cost method investments	7	9
Total investments	$319	$329
Included in assets held for sale on our condensed consolidated balance sheets as of June 30, 2014 is $27 million in equity method investments related to our vacation ownership business. See Note 6 for further details.
During 2013, a wholly owned Hyatt subsidiary invested $325 million in Playa Hotels & Resorts B.V. ("Playa"), a company that was formed to own, operate and develop all inclusive resorts, certain of which are or will be Hyatt-branded. Playa issued common shares and preferred shares to Hyatt in return for our investment. Our investment in common shares gave us an initial common ownership interest of 21.8%, which has been classified as an equity method investment. The investment in preferred shares has been classified as an available for sale debt security and recorded in other assets on our condensed consolidated balance sheets. See Note 4 for further discussion of our investment in preferred shares.

During the six months ended June 30, 2014, a joint venture in which we hold an ownership interest and which is classified as an equity method investment sold the Hyatt Place Austin Downtown to a third party, for which we received proceeds of $28 million. This transaction resulted in a gain of $20 million, which has been recorded to equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income. The company will continue to franchise the hotel.
During the three and six months ended June 30, 2014, we recorded $1 million and $2 million, respectively, in impairment charges in equity earnings (losses) from unconsolidated hospitality ventures related to two equity method investments.
Income from cost method investments included in other loss, net on our condensed consolidated statements of income for the three and six months ended June 30, 2013 includes a $4 million preferred return.
The following table presents summarized financial information for all unconsolidated ventures in which we hold an investment that is accounted for under the equity method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenues	$334	$249	$617	$475
Gross operating profit	108	84	163	158
Income (loss) from continuing operations	32	(7)	16	(4)
Net income (loss)	32	(7)	16	(4)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2014 and December 31, 2013, we had the following financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	$24	$24	$—	$—
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	347	347	—	—
Preferred shares	271	—	—	271
U.S. government obligations	130	—	130	—
U.S. government agencies	43	—	43	—
Corporate debt securities	123	—	123	—
Mortgage-backed securities	27	—	27	—
Asset-backed securities	20	—	20	—
Municipal and provincial notes and bonds	4	—	4	—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	$71	$71	$—	$—
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	334	334	—	—
Preferred shares	278	—	—	278
U.S. government obligations	121	—	121	—
U.S. government agencies	46	—	46	—
Corporate debt securities	112	—	112	—
Mortgage-backed securities	20	—	20	—
Asset-backed securities	18	—	18	—
Municipal and provincial notes and bonds	4	—	4	—
During the three and six months ended June 30, 2014 and 2013, there were no transfers between levels of the fair value hierarchy. Our policy is to recognize transfers in and transfers out as of the end of each quarterly reporting period.

Marketable Securities
Our portfolio of marketable securities consists of various types of money market funds, mutual funds, preferred shares and fixed income securities, including U.S. government obligations, obligations of other government agencies, corporate debt, mortgage-backed securities, asset-backed securities and municipal and provincial notes and bonds. The fair value of our mutual funds was classified as Level One as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. We invest a portion of our cash balance into short-term interest bearing money market funds that have a maturity of less than ninety days. Consequently, the balances are recorded in cash and cash equivalents. The funds are held with open-ended registered investment companies and the fair value of the funds is classified as Level One as we are able to obtain market available pricing information on an ongoing basis. The remaining securities, other than our investment in preferred shares, were classified as Level Two due to the use and weighting of multiple market inputs being considered in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities.
The impact to net income from total gains or losses included in net gains and interest income from marketable securities held to fund operating programs due to the change in unrealized gains or losses relating to assets still held at the reporting date was insignificant for the three and six months ended June 30, 2014 and 2013.
During the year ended December 31, 2013, we invested $325 million in Playa as of the closing date of the transaction, of which $271 million was attributable to redeemable, convertible preferred shares. Hyatt has the option to convert its preferred shares into shares of common stock at any time through the later of the second anniversary of the closing of our investment or an initial public offering by Playa. The preferred investment is redeemable at Hyatt's option in August 2021. In the event of an initial public offering or other equity issuance, Hyatt has the option to request that Playa redeem up to $125 million of preferred shares, plus any unpaid dividends accumulated thereon. As a result, we have classified the preferred investment as an available for sale debt security, which is included in other assets on our condensed consolidated balance sheets. The investment is remeasured quarterly to fair value and the changes are recorded through other comprehensive income (loss).
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
A summary of the significant assumptions used to estimate the fair value of our preferred investment as of June 30, 2014 and December 31, 2013, is as follows:

	June 30, 2014	December 31, 2013
Expected term	1.25 years	2 years
Risk-free Interest Rate	0.20%	0.38%
Volatility	43.5%	47.7%
Dividend Yield	10%	10%
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
As of June 30, 2014, financial forecasts were used in the computation of the enterprise value using the income approach. The financial forecasts were based on assumed revenue growth rates and operating margin levels. The risks associated with achieving these forecasts were assessed in selecting the appropriate cost of capital. There is inherent uncertainty in our assumptions, and fluctuations in these assumptions will result in different estimates of fair value. Due to the lack of availability of market data, the preferred shares are classified as Level Three. Based on the assumptions used for the six months ended June 30, 2014, the fair value of our preferred shares was $271 million and is recorded in other assets on our condensed consolidated balance sheets, resulting in a $7 million gross unrealized loss recorded in other comprehensive income (loss) as of June 30, 2014.
As of June 30, 2014 and December 31, 2013 the cost or amortized cost value for our investment in Playa was $271 million and the fair value of this available for sale debt security was as follows:

Fair Value Measurements at Reporting Date using Significant Unobservable Inputs (Level 3) - Preferred Shares
2014
Balance at January 1	$278
Gross unrealized losses	(2)
Balance at March 31	276
Gross unrealized losses	(5)
Balance at June 30	$271

There were no realized gains or losses on available for sale securities for the three and six months ended June 30, 2014. Gross realized gains and losses on available for sale securities were insignificant for the three and six months ended June 30, 2013.

Other Financial Instruments
We estimated the fair value of financing receivables using discounted cash flow analysis based on current market assumptions for similar types of arrangements. Due to the lack of availability of market data, we have classified our financing receivables as Level Three. The primary sensitivity in these calculations is based on the selection of appropriate interest and discount rates. Fluctuations in these assumptions will result in different estimates of fair value. For further information on financing receivables, see Note 5.
We estimated the fair value of debt, excluding capital leases, which, as of June 30, 2014 and December 31, 2013, consisted primarily of $250 million of 3.875% senior notes due 2016 (the "2016 Notes"), $196 million of 6.875% senior notes due 2019 (the "2019 Notes"), $250 million of 5.375% senior notes due 2021 (the "2021 Notes"), and $350 million of 3.375% senior notes due 2023 (the "2023 Notes" which, together with the 2016 Notes, the 2019 Notes, and the 2021 Notes are collectively referred to as the "Senior Notes"), bonds and other long-term debt. Our Senior Notes and bonds are classified as Level Two due to the use and weighting of multiple market inputs in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities. We estimated the fair value of our other long-term debt instruments using a discounted cash flow analysis based on current market inputs for similar types of arrangements. Due to the lack of availability of market data, we have classified our other long-term debt as Level Three. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value.

The carrying amounts and fair values of our other financial instruments are as follows:

	Asset (Liability)
	June 30, 2014
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables, net
Secured financing to hotel owners	$26	$29	$—	$—	$29
Unsecured financing to hotel owners	65	65	—	—	65
Vacation ownership mortgage receivables, net included in assets held for sale	35	33	—	—	33
Debt, excluding capital lease obligations	(1,282)	(1,374)	—	(1,313)	(61)

	Asset (Liability)
	December 31, 2013
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables, net
Secured financing to hotel owners	$26	$28	$—	$—	$28
Vacation ownership mortgage receivables	37	38	—	—	38
Unsecured financing to hotel owners	64	64	—	—	64
Debt, excluding capital lease obligations	(1,275)	(1,296)	—	(1,263)	(33)

5.    FINANCING RECEIVABLES
We have divided our financing receivables, which include loans and other financing arrangements, into three portfolio segments based on their initial measurement, risk characteristics and our method for monitoring or assessing credit risk. These portfolio segments correspond directly with our assessed class of receivables and are as follows:

•
Secured Financing to Hotel Owners—These financing receivables are senior secured mortgage loans and are collateralized by hotel properties currently in operation. At June 30, 2014 and December 31, 2013, these loans include financing provided to certain franchisees for the renovation and conversion of certain franchised hotels. These franchisee loans accrue interest at fixed rates ranging between 5.0% and 5.5%.

•
Vacation Ownership Mortgage Receivables—These financing receivables are comprised of various mortgage loans related to our financing of vacation ownership interval sales. As of June 30, 2014, the weighted-average interest rate on vacation ownership mortgage receivables was 13.9%. As of June 30, 2014, vacation ownership mortgage receivables have been reclassed to assets held for sale on our condensed consolidated balance sheets, see Note 6.

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
The three portfolio segments of financing receivables and their balances at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Secured financing to hotel owners	$39	$39
Vacation ownership mortgage receivables at various interest rates with varying payments through 2031 (see below)	—	44
Unsecured financing to hotel owners	152	147
	191	230
Less allowance for losses	(100)	(103)
Less current portion included in receivables, net	—	(8)
Total long-term financing receivables, net	$91	$119
The balances related to the vacation ownership mortgage receivables included in assets held for sale at June 30, 2014 are as follows:

June 30, 2014
Vacation ownership mortgage receivables at various interest rates with varying payments through 2031 (see below)	$42
Less allowance for losses	(7)
Less current portion, net	(7)
Total long-term financing receivables, net included in assets held for sale	$28
Financing receivables held by us as of June 30, 2014 are scheduled to mature as follows:

Year Ending December 31,	Secured Financing to Hotel Owners	Vacation Ownership Mortgage Receivables (included in assets held for sale)
2014	$—	$4
2015	39	7
2016	—	7
2017	—	5
2018	—	4
Thereafter	—	15
Total	39	42
Less allowance	(13)	(7)
Net financing receivables	$26	$35
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

The following tables summarize the activity in our financing receivables allowance for the three and six months ended June 30, 2014 and 2013:

	Secured Financing	Unsecured Financing	Total, included in financing receivables, net	Vacation Ownership, included in assets held for sale as of June 30, 2014
Allowance at January 1, 2014	$13	$83	$96	$7
Provisions	—	2	2	—
Write-offs	—	—	—	(1)
Other Adjustments	—	1	1	—
Allowance at March 31, 2014	$13	$86	$99	$6
Provisions	—	1	1	1
Allowance at June 30, 2014	$13	$87	$100	$7

	Secured Financing	Vacation Ownership	Unsecured Financing	Total
Allowance at January 1, 2013	$7	$9	$83	$99
Provisions	—	—	2	2
Write-offs	—	(1)	—	(1)
Allowance at March 31, 2013	$7	$8	$85	$100
Write-offs	—	(1)	(2)	(3)
Other Adjustments	—	—	(1)	(1)
Allowance at June 30, 2013	$7	$7	$82	$96
We routinely evaluate loans within financing receivables for impairment. To determine whether an impairment has occurred, we evaluate the collectability of both interest and principal. A loan is considered to be impaired when the Company determines that it is probable that we will not be able to collect all amounts due under the contractual terms. We do not recognize interest income for impaired loans unless cash is received, in which case the payment is recorded to other loss, net in the accompanying condensed consolidated statements of income. During the three and six months ended June 30, 2014 and 2013, we did not record any impairment charges for loans to hotel owners.
An analysis of our loans included in secured financing to hotel owners and unsecured financing to hotel owners had the following impaired amounts at June 30, 2014 and December 31, 2013, all of which had a related allowance recorded against them:

Impaired Loans
June 30, 2014
	Gross Loan Balance (Principal and Interest)	Unpaid Principal Balance	Related Allowance	Average Recorded Loan Balance
Secured financing to hotel owners	$39	$39	$(13)	$39
Unsecured financing to hotel owners	54	37	(54)	52

Impaired Loans
December 31, 2013
	Gross Loan Balance (Principal and Interest)	Unpaid Principal Balance	Related Allowance	Average Recorded Loan Balance
Secured financing to hotel owners	$39	$39	$(13)	$40
Unsecured financing to hotel owners	51	37	(51)	52

Interest income recognized on these impaired loans within other loss, net on our condensed consolidated statements of income for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Secured financing to hotel owners	$1	$1	$1	$1
Unsecured financing to hotel owners	—	—	—	—

Credit Monitoring
On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity.

•	Past-due Receivables—We determine financing receivables to be past-due based on the contractual terms of each individual financing receivable agreement.

•
Non-Performing Receivables—Receivables are determined to be non-performing based upon the following criteria: (1) if interest or principal is more than 90 days past due for secured financing to hotel owners and unsecured financing to hotel owners; (2) if interest or principal is more than 120 days past due for vacation ownership mortgage receivables; or (3) if an impairment charge has been recorded for a loan or a provision established for our other financing arrangements. For the three and six months ended June 30, 2014 and 2013, no interest income was accrued for secured financing to hotel owners and unsecured financing to hotel owners more than 90 days past due or for vacation ownership receivables more than 120 days past due. For the three and six months ended June 30, 2014 and 2013, insignificant interest income was accrued for vacation ownership receivables past due more than 90 days but less than 120 days.

If a financing receivable is non-performing, we place the financing receivable on non-accrual status. We only recognize interest income when cash is received for financing receivables on non-accrual status. Accrual of interest income is resumed when the receivable becomes contractually current and collection doubts are removed.
The following tables summarize our aged analysis of past-due financing receivables by portfolio segment, the gross balance of financing receivables greater than 90 days past-due and the gross balance of financing receivables on non-accrual status as of June 30, 2014 and December 31, 2013:

Analysis of Financing Receivables
June 30, 2014
	Receivables Past Due	Greater than 90 Days Past Due	Receivables on Non-Accrual Status
Secured financing to hotel owners	$—	$—	$39
Vacation ownership mortgage receivables, included in assets held for sale	2	—	—
Unsecured financing to hotel owners*	3	3	86
Total	$5	$3	$125

Analysis of Financing Receivables
December 31, 2013
	Receivables Past Due	Greater than 90 Days Past Due	Receivables on Non-Accrual Status
Secured financing to hotel owners	$—	$—	$39
Vacation ownership mortgage receivables	2	—	—
Unsecured financing to hotel owners*	3	3	82
Total	$5	$3	$121
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
Acquisitions
Grand Hyatt San Antonio—We previously held a 30% interest and had recorded a $7 million investment in the entity which owns the Grand Hyatt San Antonio hotel prior to acquisition. Accordingly, we accounted for the investment as an unconsolidated hospitality venture under the equity method. During the year ended December 31, 2013, we purchased the remaining 70% interest in this entity for $16 million and the repayment of $44 million of mezzanine debt that was held at the hospitality venture prior to our acquisition. This transaction has been accounted for as a step acquisition, which resulted in a $1 million loss on our previously held investment. As of June 30, 2014, we have recorded revisions to our initial purchase price allocation.
The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed, which are primarily recorded in our owned and leased hotels segment at the date of acquisition (in millions):

Cash and cash equivalents	$1
Restricted cash	10
Property and equipment, net	226
Intangibles, net	10
Goodwill	7
Other assets	11
Total assets	265
Current liabilities	11
Deferred tax liability	2
Long-term debt, net of bond discount	186
Total liabilities	199
Total net assets acquired	$66

The purchase price allocation for this acquisition created goodwill of $7 million at the date of acquisition. The goodwill is recorded within our owned and leased hotels segment. In conjunction with the acquisition, we have $12 million of goodwill that is deductible for tax purposes. The definite lived intangibles are comprised of $9 million of lease related intangibles and $1 million of advanced bookings. The lease related intangibles will be amortized over a weighted-average useful life of 79 years and the advanced bookings will be amortized over a useful life of 4 years. As a result of our completion of this step acquisition, we recorded a $2 million reduction to our existing deferred tax asset related to Grand Hyatt San Antonio, resulting in a net deferred tax asset of $5 million, which relates primarily to property and equipment and intangibles. As part of the acquisition, we assumed outstanding Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A and Contract Revenue Bonds, Senior Taxable Series 2005B, see Note 8.
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
Dispositions
Hyatt, Hyatt Place, Hyatt House 2014—During the six months ended June 30, 2014, we sold nine select service properties and one full service property for a combined $311 million, net of closing costs, to an unrelated third party. As part of the sale, we transferred cash and cash equivalents of $3 million upon disposition, resulting in a net sales price of $308 million. This transaction resulted in a pre-tax gain of approximately $62 million. The properties will remain Hyatt-branded hotels for a minimum of 25 years under long-term agreements. The gain has been recognized in gains on sales of real estate on our condensed consolidated statements of income during the six months ended June 30, 2014. The operating results and financial position of these hotels prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sale have been used in a like-kind exchange.
Hyatt Fisherman's Wharf—During the three months ended June 30, 2013, we sold Hyatt Fisherman's Wharf for $100 million, net of closing costs, to an unrelated third party, and entered into a long-term franchise agreement with the owner of the property. The sale resulted in a pre-tax gain of $55 million, which has been recognized in gains on sales of real estate on our condensed consolidated statements of income during the three and six months ended June 30, 2013. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sale of Hyatt Fisherman's Wharf have been used in a like-kind exchange.
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
Hyatt Place 2013—During the six months ended June 30, 2013, we sold three Hyatt Place properties for a combined $36 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of approximately $2 million. These properties had been classified as assets and liabilities held for sale as of December 31, 2012. The Company retained long-term management agreements for each hotel with the purchaser of the hotels. The gain on sale has been deferred and is being recognized in management and franchise fees over the term of the management contracts within our Americas management and franchising segment. The operations of the hotels prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements", below, as proceeds from the sale of two of the three properties were held as restricted for use in a potential like-kind exchange.
Artwork—During the three months ended June 30, 2013, we sold artwork to an unrelated third party and recognized a pre-tax gain of $29 million which was recognized in other loss, net on our condensed consolidated statements of income. See "Like-Kind Exchange Agreements" below, as proceeds from the sale of artwork were held as restricted for use in a potential like-kind exchange.
Like-Kind Exchange Agreements
Periodically, we enter into like-kind exchange agreements upon the disposition of certain hotels. Pursuant to the terms of these agreements, the proceeds from the sales are placed into an escrow account administered by an intermediary. The proceeds are recorded to restricted cash on our condensed consolidated balance sheets and released once they are utilized as part of a like-kind exchange agreement or when a like-kind exchange agreement is not consummated within the allowable time period.
In conjunction with the sale of nine select service properties and one full service property during the six months ended June 30, 2014, we entered into a like-kind exchange agreement with an intermediary for seven of the select service hotels. During the six months ended June 30, 2014, we recorded and released net proceeds of $232 million from restricted cash as they were utilized as part of the like-kind exchange agreement to acquire the Hyatt Regency Orlando.
In conjunction with the sale of Hyatt Fisherman's Wharf in the second quarter of 2013 and the sale of Hyatt Key West in the fourth quarter of 2013, we entered into like-kind exchange agreements with an intermediary. Accordingly, we classified the net proceeds from the sales of Hyatt Fisherman's Wharf and Hyatt Key West of $100 million and $74 million, respectively, as restricted cash on our condensed consolidated balance sheets. During the six months ended June 30, 2014, the proceeds from Hyatt Key West were released from restricted cash. In 2013, but subsequent to June 30, 2013, the proceeds from Hyatt Fisherman's Wharf were released from restricted cash. The proceeds from each were utilized as part of the like-kind exchange agreement to acquire the Hyatt Regency Orlando.

In conjunction with the 2013 sale of two Hyatt Place properties and the 2012 sale of four Hyatt Place properties, we entered into like-kind exchange agreements with an intermediary. Pursuant to the like-kind exchange agreement, the net proceeds of $23 million from the 2013 sales and $44 million from the 2012 sales were placed into an escrow account administered by an intermediary. During the six months ended June 30, 2013, we released the net proceeds of $44 million from the 2012 sales, as a like-kind exchange was not consummated within allowable time periods.
In conjunction with the second quarter 2013 sale of artwork, we placed proceeds received into restricted cash pursuant to a like-kind exchange agreement administered by an intermediary.
Assets and Liabilities Held for Sale
During the second quarter of 2014, we announced a definitive agreement for the sale of Hyatt Residential Group for approximately $190 million and the sale of our interest in a joint venture that owns and is developing a vacation ownership property in Maui, Hawaii for approximately $35 million. After consummation of the sale transaction, we expect to receive recurring annual license fees under a master license agreement with the purchaser. The Hyatt Residence Club and the vacation ownership resorts will retain the Hyatt Residence Club brand. We anticipate this transaction will close in 2014, and have classified the related assets and liabilities as held for sale at June 30, 2014. Of these assets and liabilities, $163 million and $30 million, respectively, were recorded within our corporate and other segment. The remaining $12 million of assets and $1 million of liabilities were recorded in our owned and leased hotels segment.
The following table summarizes the assets and liabilities related to Hyatt Residential Group that are held for sale (in millions):

Cash and cash equivalents	$12
Restricted cash	3
Receivables, net of allowances	12
Inventories	59
Other current assets	4
Investments (see Note 3)	27
Property and equipment, net	26
Financing receivables, net of allowances (see Note 5)	28
Goodwill (see Note 7)	4
Total assets held for sale	$175
Accounts payable	$6
Accrued expenses and other current liabilities	20
Accrued compensation and benefits	3
Other long-term liabilities	2
Total liabilities held for sale	$31

7.    GOODWILL AND INTANGIBLE ASSETS
We review the carrying value of our goodwill and indefinite lived brand intangible during our annual impairment test during the fourth quarter or at an interim date if indications of impairment exist by performing either a qualitative or quantitative assessment. We define a reporting unit at the individual property or business level. When determining fair value, we utilize internally developed discounted future cash flow models, third party appraisals and, if appropriate, current estimated net sales proceeds from pending offers. We then compare the estimated fair value to our carrying value. If the carrying value of our goodwill is in excess of the fair value, we must determine our implied fair value of goodwill to evaluate if any impairment charge is necessary. If the carrying value of our indefinite lived brand intangible is in excess of the fair value, an impairment charge is recognized in an amount equal to the excess. During the three and six months ended June 30, 2014 and 2013, no impairment charges were recorded related to goodwill or our indefinite lived brand intangible asset. Goodwill was $136 million and $147 million at June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, we classified $4 million of goodwill related to Hyatt Residential Group, recorded within our corporate and other segment, as assets held for sale on our condensed consolidated balance sheets, see Note 6. Additionally, during the six months ended June 30, 2014, we revised our purchase price allocation related to the acquisition of Grand Hyatt San Antonio, resulting in a $7 million decrease in goodwill recorded within our owned and leased hotels segment, see Note 6. At June 30, 2014 and December 31, 2013, our indefinite lived brand intangible acquired as part of the 2013 acquisition of The Driskill was $7 million, see Note 6.

Definite lived intangible assets primarily include contract acquisition costs, franchise and management intangibles, lease related intangibles and advanced bookings intangibles. Contract acquisition costs and franchise and management intangibles are generally amortized on a straight-line basis over their contract terms, which range from approximately 5 to 40 years and 20 to 30 years, respectively. Lease related intangibles are amortized on a straight-line basis over the lease term. Advanced bookings are generally amortized on a straight-line basis over the period of the advanced bookings. Definite lived intangibles are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges related to definite lived intangible assets during the three and six months ended June 30, 2014 and 2013, respectively.
The following is a summary of intangible assets at June 30, 2014 and December 31, 2013:

	June 30, 2014	Weighted Average Useful Lives in Years	December 31, 2013
Contract acquisition costs	$369	26	$348
Franchise and management intangibles	159	24	170
Lease related intangibles	155	111	155
Advanced bookings intangibles	9	7	8
Brand intangible	7	—	7
Other	8	12	8
	707		696
Accumulated amortization	(120)		(105)
Intangibles, net	$587		$591
Amortization expense relating to intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization expense	$7	$6	$15	$12

8.    DEBT

Long-term debt, net of current maturities, at June 30, 2014 and December 31, 2013 was $1,298 million and $1,289 million, respectively.
Capital Lease Obligation - During the three months ended June 30, 2014, we acquired the Hyatt Regency Grand Cypress for $191 million after exercising our purchase option. This purchase reduced our capital lease obligation, which was recorded in current maturities of long-term debt on our condensed consolidated balance sheets as of December 31, 2013. The purchase of the Hyatt Regency Grand Cypress may be used as a replacement property in a potential like-kind exchange.
Floating Average Rate Construction Loan - During the year ended December 31, 2012, we obtained a secured construction loan with Banco Nacional de Desenvolvimento Econômico e Social - BNDES (“BNDES”) in order to develop a hotel in Brazil. The loan is split into four separate sub-loans with different interest rates for each sub-loan. All four sub-loans mature in 2023, with options to extend the maturity up to 2031 for sub-loan (a) and (b), subject to the fulfillment of certain conditions. Borrowings under the four sub-loans bear interest at the following rates, depending on the applicable sub-loan (a) the variable rate published by BNDES plus 2.92%, (b) the Brazilian Long Term Interest Rate - TJLP plus 3.92%, (c) 2.5% and (d) the Brazilian Long Term Interest Rate - TJLP, with the interest rates referred to in sub-loans (a) and (b) subject to reduction upon the delivery of certain certifications.  As of June 30, 2014, the weighted-average interest rates for the sub-loans that we had drawn upon as of that date was 8.50%. The outstanding balance of the sub-loan subject to the interest rate described in (a) above is subject to adjustment on a daily basis based on BNDES’s calculation of the weighted average of exchange rate variations related to foreign currency funds raised by BNDES in foreign currency. As of June 30, 2014, we had borrowed Brazilian Real ("BRL") 106 million (USD $48 million), against this construction loan, of which BRL 20 million (USD $9 million) had not yet been utilized in construction and was therefore held in restricted cash on our condensed consolidated balance sheets. As of December 31, 2013, we had borrowed BRL 75 million (USD $32 million) against this construction loan, of which BRL 37 million (USD $16 million) had not yet been utilized in construction and was therefore held in restricted cash on our condensed consolidated balance sheets.
Revolving Credit Facility— As of January 6, 2014, we entered into a Second Amended and Restated Credit Agreement with a syndicate of lenders that amended and restated our prior revolving credit facility and provides for a $1.5 billion senior unsecured revolving credit facility that matures in January 2019. Interest rates on outstanding borrowings are either LIBOR-based or based on an alternate base rate, with margins in each case based on our credit rating or, in certain circumstances, our credit rating and leverage ratio. As of June 30, 2014, the interest rate for a one month LIBOR borrowing would have been 1.4052%, or LIBOR of 0.1552%, plus 1.25%. There was no outstanding balance on this credit facility at June 30, 2014 or on the prior credit facility at December 31, 2013. At June 30, 2014 and December 31, 2013, we had entered into various letter of credit agreements for $60 million and $104 million, respectively, which reduced our available capacity under the revolving credit facility. The available line of credit on our revolving credit facility at June 30, 2014 was $1.4 billion.
The Company also has a total of $65 million and $21 million of letters of credit issued through additional banks as of June 30, 2014 and December 31, 2013, respectively.
Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A and Contract Revenue Bonds, Senior Taxable Series 2005B —During the year ended December 31, 2013, we acquired our partner's interest in the entity that owns the Grand Hyatt San Antonio hotel, and as a result, we recorded $198 million of bonds, net of the $9 million bond discount, which will be amortized over the life of the bond. The construction was financed in part by The City of San Antonio, Texas Convention Center Hotel Finance Corporation ("Texas Corporation"), a non-profit local government corporation created by the City of San Antonio, Texas for the purpose of providing financing for a portion of the costs of constructing the hotel. On June 8, 2005, the Texas Corporation issued $130 million of original principal amount Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A ("Series 2005A Bonds") and $78 million of original principal amount Contract Revenue Bonds, Senior Taxable Series 2005B ("Series 2005B Bonds" and together with the Series 2005A Bonds, the "2005 Series Bonds"). The Series 2005A Bonds mature between 2034 and 2039, with interest ranging from 4.75% to 5.00% and the remaining $69 million of Series 2005B Bonds mature between 2014 and 2028, with interest ranging from 4.87% to 5.31%. The loan payments are required to be funded solely from net operating revenues of the Grand Hyatt San Antonio hotel and in the event that net operating revenues are not sufficient to pay debt service, the Texas Corporation under certain circumstances will be required to provide certain tax revenue to pay debt service on the 2005 Series Bonds. The indenture allows for optional early redemption of the Series 2005B Bonds subject to make-whole payments at any time with consent from the Texas Corporation and beginning in 2015 for the Series 2005A Bonds. Interest is payable semi-annually.
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
After the issuance of our 2015 Notes, we entered into eight $25 million interest rate swap contracts. During the year ended December 31, 2012, we terminated four of the eight interest rate swap contracts, for which we received cash payments of $8 million to settle the fair value of the swaps. The cash received from the termination of the four swaps was being amortized from the settlement date as a benefit to interest expense over the remaining term of the 2015 Notes. During the three months ended June 30, 2013 we settled the remaining four outstanding interest rate swap agreements. At the time the 2015 Notes were redeemed, we recognized a gain of $7 million, which included the remaining unamortized benefit from the settlement of the initial four swaps during 2012 of $5 million and a gain on the remaining four swaps of $2 million that were terminated in 2013 in anticipation of the 2015 Notes redemption. The gain is included within debt settlement costs in other loss, net on the condensed consolidated statements of income.
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

9.    INCOME TAXES
The effective income tax rates for the three months ended June 30, 2014 and 2013, were 37.8% and 33.2%, respectively. The effective income tax rates for the six months ended June 30, 2014 and 2013, were 34.7% and 29.7% respectively.
For the three months ended June 30, 2014, the effective tax rate differs from the U.S. statutory federal income tax rate of 35% primarily due to the impact of our earnings to locations with higher tax rates, partially offset by a benefit of $4 million (including $2 million of interest and penalties) related to the expiration of statutes of limitations in certain foreign locations and a benefit of $2 million related to the settlement of tax audits. For the six months ended June 30, 2014, the effective tax rate differs from the U.S. statutory federal income tax rate of 35% primarily due to the above-mentioned items, as well as a $4 million benefit for the release of a valuation allowance of a foreign subsidiary and a benefit of $2 million related to a state legislative change enacted in the first quarter of 2014.
For the three months ended June 30, 2013, the effective tax rate differs from the U.S. statutory federal income tax rate of 35% primarily due to a benefit of $4 million (including $2 million of interest and penalties) related to the expiration of statutes of limitations in certain foreign locations and a benefit of $2 million with respect to foreign currency fluctuations on uncertain tax positions. For the six months ended June 30, 2013, the effective tax rate differs from the U.S. statutory federal income tax rate of 35% primarily due to a $4 million benefit for an adjustment to certain deferred tax assets that should have been recorded in prior periods, a benefit of $4 million (including $2 million of interest and penalties) related to the expiration of statutes of limitations in certain foreign locations, a benefit of $3 million (including $1 million interest) related to the settlement of tax audits, and a benefit of $2 million with respect to foreign currency fluctuations related to uncertain tax positions.
The unrecognized tax benefits were $48 million and $53 million at June 30, 2014 and December 31, 2013, respectively, of which $23 million and $27 million, respectively, would impact the effective tax rate if recognized.

10.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:
Commitments—As of June 30, 2014, we are committed, under certain conditions, to lend or invest up to $425 million, net of any related letters of credit, in various business ventures.
Included in the $425 million in commitments is our share of a hospitality venture’s commitment to purchase a hotel within a to-be completed building in New York City for a total purchase price of $381 million. The hospitality venture will be funded upon the purchase of the hotel, and our share of the purchase price commitment is 66.67% (or approximately $254 million). In accordance with the purchase agreement, we agreed to fund a $50 million letter of credit as security towards this future purchase obligation. The agreement stipulates that the purchase of the completed property is contingent upon the completion of certain contractual milestones. The $50 million funded letter of credit is included as part of our total letters of credit outstanding at June 30, 2014, and therefore netted against our future commitments amount disclosed above. For further discussion, see the "Letters of Credit" section of this footnote.

Performance Guarantees—Certain of our contractual arrangements with third party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels.
In connection with the inception of a performance guarantee, we recognize a liability for the fair value of our guarantee obligation within other long-term liabilities on our condensed consolidated balance sheets with an offset to contract acquisition cost intangible assets. Upon commencement of the guarantee period, we begin to amortize the guarantee liability using a systematic and rational risk-based approach over the term of the respective performance guarantee. Under these agreements, we recorded a guarantee liability of $119 million, net of amortization and using exchange rates as of June 30, 2014. Of the total $119 million guarantee liability, $114 million relates to four hotels in France. During the three and six months ended June 30, 2014, we amortized $2 million and $4 million, respectively, of these liabilities recorded as income in other loss, net on the condensed consolidated statements of income.
During the three and six months ended June 30, 2014, we recorded $4 million in income and $13 million in expenses, respectively, related to these agreements in other loss, net on the condensed consolidated statements of income. As of June 30, 2014, we have recorded a $3 million receivable related to these performance guarantee agreements. The remaining maximum potential payments related to these agreements are $543 million, which primarily includes a maximum guarantee of €377 million (USD $514 million using exchange rates as of June 30, 2014) related to four hotels in France, which has a term of 7 years and does not have an annual cap.
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. As of June 30, 2014, there were no amounts recorded in accrued expenses and other current liabilities related to these performance test clauses.
Debt Repayment Guarantees—We have entered into various debt repayment guarantees related to our hospitality venture investments in certain properties. The maximum exposure under these agreements as of June 30, 2014 was $277 million. As of June 30, 2014, we had an $8 million liability representing the carrying value of these guarantees. Included within the $277 million in debt guarantees are the following:

Property Description	Maximum Guarantee Amount	Amount Recorded at June 30, 2014
Vacation ownership development	$110	$—
Hotel property in Brazil	75	2
Hawaii hotel development	30	1
Hotel property in Minnesota	25	4
Hotel property in Colorado	15	1
Other	22	—
Total Debt Repayment Guarantees	$277	$8
With respect to repayment guarantees related to certain hospitality venture properties, the Company has agreements with its respective partners that require each partner to pay a pro-rata portion of the guarantee amount based on each partner’s ownership percentage. Assuming successful enforcement of these agreements our maximum exposure under the various debt repayment guarantees as of June 30, 2014 would be $151 million.
Self Insurance—The Company obtains commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property and other miscellaneous coverages. A reasonable amount of risk is retained on a self insurance basis primarily through a U.S. based and licensed captive insurance company that is a wholly owned subsidiary of the Company and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Losses estimated to be paid within 12 months are $28 million as of June 30, 2014, and are classified within accrued expenses and other current liabilities on the condensed consolidated balance sheets, while losses expected to be payable in later periods are $57 million as of June 30, 2014, and are included in other long-term liabilities on the condensed consolidated balance sheets. At June 30, 2014, standby letters of credit amounting to $7 million had been issued to provide collateral for the estimated claims. We guarantee the letters of credit. For further discussion, see the “Letters of Credit” section of this footnote.
Surety Bonds—Surety bonds issued on our behalf or guaranteed by us totaled $98 million at June 30, 2014 and primarily relate to workers’ compensation, taxes, construction, licenses, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf as of June 30, 2014 totaled $125 million, the majority of which relate to our ongoing operations. Of the $125 million letters of credit outstanding, $60 million reduces the available capacity under our revolving credit facility.
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

11.    EQUITY
Stockholders’ Equity and Noncontrolling Interests—The following table details the equity activity for the six months ended June 30, 2014 and 2013, respectively.

	Stockholders’ equity	Noncontrolling interests in consolidated subsidiaries	Total equity
Balance at January 1, 2014	$4,769	$8	$4,777
Net income	130	1	131
Other comprehensive income	7	—	7
Repurchase of common stock	(150)	—	(150)
Directors compensation	1	—	1
Employee stock plan issuance	2	—	2
Share based payment activity	11	—	11
Other	1	(1)	—
Balance at June 30, 2014	$4,771	$8	$4,779

Balance at January 1, 2013	$4,811	$10	$4,821
Net income	120	—	120
Other comprehensive loss	(26)	—	(26)
Repurchase of common stock	(223)	—	(223)
Directors compensation	1	—	1
Employee stock plan issuance	1	—	1
Share based payment activity	10	—	10
Balance at June 30, 2013	$4,694	$10	$4,704

Accumulated Other Comprehensive Loss—The following table details the accumulated other comprehensive loss activity for the three and six months ended June 30, 2014 and 2013, respectively.

	Balance at April 1, 2014	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss	Balance at June 30, 2014
Foreign currency translation adjustments	$(61)	$12	$—	$(49)
Unrealized gain (loss) on AFS securities	3	(3)	—	—
Unrecognized pension cost	(5)	—	—	(5)
Unrealized loss on derivative instruments	(7)	—	—	(7)
Accumulated Other Comprehensive Loss	$(70)	$9	$—	$(61)

	Balance at January 1, 2014	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss	Balance at June 30, 2014
Foreign currency translation adjustments	$(62)	$13	$—	$(49)
Unrealized gain (loss) on AFS securities	6	(6)	—	—
Unrecognized pension cost	(5)	—	—	(5)
Unrealized loss on derivative instruments	(7)	—	—	(7)
Accumulated Other Comprehensive Loss	$(68)	$7	$—	$(61)

	Balance at April 1, 2013	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss	Balance at June 30, 2013
Foreign currency translation adjustments	$(56)	$(24)	$—	$(80)
Unrecognized pension cost	(6)	—	—	(6)
Unrealized loss on derivative instruments	(7)	—	—	(7)
Accumulated Other Comprehensive Loss	$(69)	$(24)	$—	$(93)

	Balance at January 1, 2013	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss (a)	Balance at June 30, 2013
Foreign currency translation adjustments	$(54)	$(28)	$2	$(80)
Unrecognized pension cost	(6)	—	—	(6)
Unrealized loss on derivative instruments	(7)	—	—	(7)
Accumulated Other Comprehensive Loss	$(67)	$(28)	$2	$(93)
(a) Foreign currency translation adjustments, net of an insignificant tax impact, reclassified from accumulated other comprehensive loss were recognized within equity earnings (losses) from unconsolidated hospitality ventures on the condensed consolidated statements of income.

Share Repurchase—During the six months ended June 30, 2014, we announced that the Board of Directors authorized the repurchase of up to an additional $300 million of the Company's common stock, in addition to the authorizations to repurchase $400 million of the Company's common stock in 2013 and $200 million in 2012. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time.
During the six months ended June 30, 2014 and 2013, the Company repurchased 2,735,798 and 5,433,587 shares of common stock, respectively. These shares were repurchased at a weighted average price of $54.92 and $41.13 per share, respectively, for an aggregate purchase price of $150 million and $223 million, respectively, excluding related expenses that were insignificant in both periods. Of the $150 million aggregate purchase price during the six months ended June 30, 2014, $149 million was settled in cash during the period. The shares repurchased during the six months ended June 30, 2014 represented approximately 2% of the Company's total shares of common stock outstanding as of December 31, 2013. The shares repurchased during the six months ended June 30, 2013 represented approximately 3% of the Company's total shares of common stock outstanding as of December 31, 2012. The shares of Class A common stock that were repurchased on the open market were retired and returned to authorized and unissued status while the shares of Class B common stock that were repurchased were retired and the total number of authorized Class B shares was reduced by the number of shares repurchased. As of June 30, 2014, we had $338 million remaining under the current share repurchase authorization.

12.    STOCK-BASED COMPENSATION
As part of our long-term incentive plan, we award Stock Appreciation Rights ("SARs"), Restricted Stock Units ("RSUs") and Performance Vested Restricted Stock ("PSSs") to certain employees. Compensation expense and unearned compensation figures within this note exclude amounts related to employees of our managed hotels as this expense has been and will continue to be reimbursed by our third party hotel owners and is recorded on the lines other revenues from managed properties and other costs from managed properties on our condensed consolidated statements of income. Compensation expense related to these awards for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock appreciation rights	$3	$2	$5	$4
Restricted stock units	6	4	11	8
Performance vested restricted stock	1	—	2	1
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
During the six months ended June 30, 2014, the Company granted 327,307 SARs to employees with a weighted average grant date fair value of $22.57. The fair value of each SAR was estimated on the date of grant using the Black-Scholes-Merton option-valuation model.
Restricted Stock Units—The Company grants both RSUs that may be settled in stock and RSUs that may be settled in cash. Each vested stock-settled RSU will be settled with a single share of our Class A common stock. The value of the stock-settled RSUs was based on the closing stock price of our Class A common stock as of the grant date. We record compensation expense earned for RSUs on a straight-line basis from the date of grant. In certain situations we also grant cash-settled RSUs which are recorded as a liability instrument. The liability and related expense for cash-settled RSUs are insignificant as of, and for the three and six months ended, June 30, 2014. During the six months ended June 30, 2014, the Company granted a total of 376,328 RSUs (an insignificant portion of which are cash-settled RSUs) to employees which, with respect to stock-settled RSUs, had a weighted average grant date fair value of $49.39.
Performance Vested Restricted Stock—The Company has granted PSSs to certain executive officers. The number of PSSs that will ultimately vest with no further restrictions on transfer depends upon the performance of the Company at the end of the applicable three year performance period relative to the applicable performance target. During the six months ended June 30, 2014, the Company granted to its executive officers a total of 162,906

PSSs, which vest in full if the maximum performance metric is achieved. At the end of the performance period, the PSSs that do not vest will be forfeited. The PSSs had a weighted average grant date fair value of $49.39. The performance period is three years beginning January 1, 2014 and ending December 31, 2016. The PSSs will vest at the end of the performance period only if the performance threshold is met; there is no interim performance metric.
Our total unearned compensation for our stock-based compensation programs as of June 30, 2014 was $16 million for SARs, $36 million for RSUs and $6 million for PSSs, which will be recorded to compensation expense primarily over the next four years with respect to SARs and RSUs, with a limited portion of the RSU awards extending to six years, and over the next two years with respect to PSSs.

13.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the notes to the condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Leases—Our corporate headquarters has been located at the Hyatt Center in Chicago, Illinois, since 2005. A subsidiary of the Company holds a master lease for a portion of the Hyatt Center and has entered into sublease agreements with certain related parties. Future sublease income from sublease agreements with related parties under our master lease is $8 million.
Legal Services—A partner in a law firm that provided services to us throughout the six months ended June 30, 2014 and 2013 is the brother-in-law of our Executive Chairman. We incurred $1 million and insignificant legal fees with this firm for the three months ended June 30, 2014 and 2013, respectively. We incurred $2 million and $1 million in legal fees with this firm for the six months ended June 30, 2014 and 2013, respectively. Legal fees, when expensed, are included in selling, general and administrative expenses. As of June 30, 2014 and December 31, 2013, we had $1 million and insignificant amounts due to the law firm, respectively.
Other Services—A member of our Board of Directors is a partner in a firm whose affiliates own hotels from which we recorded management and franchise fees of $2 million during the three months ended June 30, 2014 and 2013 and $4 million during the six months ended June 30, 2014 and 2013. As of June 30, 2014 and December 31, 2013, we had $1 million in receivables due from these properties.
Equity Method Investments—We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We recorded fees of $9 million and $8 million for the three months ended June 30, 2014 and 2013, respectively. We recorded fees of $16 million for the six months ended June 30, 2014 and 2013. As of June 30, 2014 and December 31, 2013, we had receivables due from these properties of $12 million and $7 million, respectively. In addition, in some cases we provide loans (see Note 5) or guarantees (see Note 10) to these entities. Our ownership interest in these equity method investments generally varies from 8% to 70%.
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

•
EAME/SW Asia Management—This segment derives its earnings primarily from hotel management of our family of brands located primarily in Europe, Africa, the Middle East and India, as well as countries along the Persian Gulf and the Arabian Sea. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners with no added margin. These costs relate primarily to reservations, marketing and IT costs. These revenues and costs are recorded on the lines other revenues from managed properties and other costs from managed properties, respectively. The intersegment revenues relate to management fees that are collected from the Company’s owned hotels, which are eliminated in consolidation.

Our chief operating decision maker evaluates performance based on each segment’s Adjusted EBITDA. We define Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro-rata share of unconsolidated hospitality ventures Adjusted EBITDA before equity earnings (losses) from unconsolidated hospitality ventures; asset impairments; gains on sales of real estate; other loss, net; net income attributable to noncontrolling interests; depreciation and amortization; interest expense; and provision for income taxes.

The table below shows summarized consolidated financial information by segment. Included within corporate and other are unallocated corporate expenses, revenues and expenses on our vacation ownership properties, and the results of our co-branded credit card.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Owned and Leased Hotels (a)
Revenues	$592	$572	$1,140	$1,064
Adjusted EBITDA	157	145	282	240
Depreciation and Amortization	77	77	163	158
Americas Management and Franchising
Revenues	490	443	944	865
Intersegment Revenues (b)	24	24	45	43
Adjusted EBITDA	79	62	135	110
Depreciation and Amortization	4	4	9	9
ASPAC Management and Franchising
Revenues	39	40	76	75
Intersegment Revenues (b)	—	—	1	1
Adjusted EBITDA	11	14	22	23
Depreciation and Amortization	—	—	—	—
EAME/SW Asia Management
Revenues	32	40	62	65
Intersegment Revenues (b)	4	5	7	8
Adjusted EBITDA	10	20	21	28
Depreciation and Amortization	1	2	3	2
Corporate and other
Revenues	33	26	63	50
Adjusted EBITDA	(26)	(29)	(57)	(58)
Depreciation and Amortization	1	2	3	4
Eliminations (b)
Revenues	(28)	(29)	(53)	(52)
Adjusted EBITDA	—	—	—	—
Depreciation and Amortization	—	—	—	—
TOTAL
Revenues	$1,158	$1,092	$2,232	$2,067
Adjusted EBITDA	231	212	403	343
Depreciation and Amortization	83	85	178	173

(a)
In conjunction with our regular assessment of impairment indicators in the second quarter of 2014, we identified property and equipment whose carrying value exceeded its fair value and as a result recorded a $7 million impairment charge to asset impairments on our condensed consolidated statements of income in the three and six months ended June 30, 2014. During the second quarter of 2013, we classified a property as held for sale. We conducted an analysis to determine if our carrying value was greater than fair value based on the expected sales price at that time. As a result of this assessment we recorded a $3 million impairment charge to asset impairments on our condensed consolidated statements of income in the three and six months ended June 30, 2013. In conjunction with our regular assessment of impairment indicators in the first quarter of 2013, we identified property and equipment whose carrying value exceeded its fair value and as a result recorded an $8 million impairment charge to asset impairments on our condensed consolidated statements of income in the six months ended June 30, 2013.

(b)	Intersegment revenues are included in the segment revenue totals and eliminated in Eliminations.

The table below shows summarized consolidated balance sheet information by segment:

Total Assets
	June 30, 2014	December 31, 2013
Owned and Leased Hotels (a)	$5,563	$5,895
Americas Management and Franchising	552	527
ASPAC Management and Franchising	122	116
EAME/SW Asia Management	191	201
Corporate and other	1,585	1,438
TOTAL	$8,013	$8,177

(a)	The decrease in Owned and Leased Hotels assets is primarily due to the disposition of nine select service properties and one full service property during the six months ended June 30, 2014.
The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Adjusted EBITDA	$231	$212	$403	$343
Equity earnings (losses) from unconsolidated hospitality ventures	23	(5)	16	(6)
Asset impairments	(7)	(3)	(7)	(11)
Gains on sales of real estate	1	99	62	99
Other loss, net (see Note 16)	(1)	(16)	(13)	(14)
Net income attributable to noncontrolling interests	(1)	—	(1)	—
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(25)	(19)	(45)	(35)
EBITDA	221	268	415	376
Depreciation and amortization	(83)	(85)	(178)	(173)
Interest expense	(18)	(16)	(37)	(33)
Provision for income taxes	(46)	(55)	(70)	(50)
Net income attributable to Hyatt Hotels Corporation	$74	$112	$130	$120

15.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$75	$112	$131	$120
Net income attributable to noncontrolling interests	(1)	—	(1)	—
Net income attributable to Hyatt Hotels Corporation	$74	$112	$130	$120
Denominator:
Basic weighted average shares outstanding:	154,226,718	159,816,592	154,836,156	160,855,515
Share-based compensation	994,516	396,792	980,039	475,280
Diluted weighted average shares outstanding	155,221,234	160,213,384	155,816,195	161,330,795
Basic Earnings Per Share:
Net income	$0.49	$0.70	$0.85	$0.75
Net income attributable to noncontrolling interests	(0.01)	—	(0.01)	—
Net income attributable to Hyatt Hotels Corporation	$0.48	$0.70	$0.84	$0.75
Diluted Earnings Per Share:
Net income	$0.49	$0.70	$0.84	$0.75
Net income attributable to noncontrolling interests	(0.01)	—	(0.01)	—
Net income attributable to Hyatt Hotels Corporation	$0.48	$0.70	$0.83	$0.75
The computations of diluted net income per share for the three and six months ended June 30, 2014 and 2013 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock-settled SARs	41,500	36,100	44,500	41,200
RSUs	—	5,400	—	5,100

16.    OTHER LOSS, NET
Other loss, net includes performance guarantee income (expense) (see Note 10), interest income, guarantee liability amortization (see Note 10), cost method investment income (see Note 3), debt settlement costs (see Note 8), charitable contribution to Hyatt Thrive Foundation, gain on sale of artwork (see Note 6), management realignment costs, transaction costs, and foreign currency losses on foreign currency exchange rate instruments. The table below provides a reconciliation of the components in other loss, net, for the three and six months ended June 30, 2014 and 2013, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Performance guarantee income (expense)	$4	$(1)	$(13)	$(1)
Interest income	3	5	5	10
Guarantee liability amortization	2	1	4	1
Cost method investment income	—	4	1	4
Debt settlement costs	—	(35)	—	(35)
Charitable contribution to Hyatt Thrive Foundation	—	(20)	—	(20)
Gain on sale of artwork	—	29	—	29
Management realignment costs	(6)	—	(6)	—
Transaction costs	(3)	—	(3)	—
Foreign currency losses	(1)	(1)	(1)	(3)
Other	—	2	—	1
Other loss, net	$(1)	$(16)	$(13)	$(14)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, financial performance, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K; general economic uncertainty in key global markets; the rate and the pace of economic recovery following economic downturns; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; limited visibility with respect to future bookings; our ability to successfully achieve certain levels of operating profit at hotels that have performance guarantees with our third party owners; the impact of hotel renovations; loss of key personnel; hostilities, or fear of hostilities, including future terrorist attacks, that affect travel; travel-related accidents; natural or man-made disasters such as earthquakes, tsunamis, tornadoes, hurricanes, floods, oil spills and nuclear incidents; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through Internet travel intermediaries; our ability to successfully execute our common stock repurchase program; changes in the tastes and preferences of our customers; relationships with associates and labor unions and changes in labor laws; financial condition of, and our relationships with, third-party property owners, franchisees and hospitality venture partners; if our third-party owners, franchisees or development partners are unable to access capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions; timing of acquisitions and dispositions; unforeseen terminations of our management agreements; changes in federal, state, local or foreign tax law; increases in interest rates and operating costs; foreign exchange rate fluctuations or currency restructurings; lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access the capital markets; changes in the competitive environment in our industry and the markets where we operate; cyber risks and information technology failures; outcomes of legal proceedings; and violation of regulations or laws related to our franchising business. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and accompanying Notes, which appear elsewhere in this Quarterly Report on Form 10-Q.
Executive Overview
We are a global hospitality company engaged in the management, franchising, ownership and development of hotels under the Hyatt portfolio of brands, resorts and residential and vacation ownership properties around the world. As of June 30, 2014, our worldwide property portfolio consisted of 563 properties (149,640 rooms and units), including:

•	237 managed properties (80,056 rooms), all of which we operate under management agreements with third-party property owners;

•	183 franchised properties (31,245 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	79 owned properties (24,047 rooms) (including 1 consolidated hospitality venture), 1 capital leased property (171 rooms), and 7 operating leased properties (2,410 rooms), all of which we manage;

•	19 managed properties and 9 franchised properties owned or leased by unconsolidated hospitality ventures (8,637 rooms);

•	2 all inclusive resorts (926 rooms), both of which are owned by an unconsolidated hospitality venture that have franchise agreements with us and are operated by the unconsolidated hospitality venture;

•	15 vacation ownership properties (963 units), all of which we manage; and

•	11 residential properties (1,185 units), all of which we manage and some of which we own.
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

•	Americas management and franchising, which consists of our management and franchising of properties located in the United States, Latin America, Canada and the Caribbean;

•	ASPAC management and franchising, which consists of our management and franchising of properties located in Southeast Asia, as well as China, Australia, South Korea, and Japan; and

•	EAME/SW Asia management, which consists of our management of properties located primarily in Europe, Africa, the Middle East and India, as well as countries along the Persian Gulf and the Arabian Sea.
The results of our vacation ownership business, Hyatt co-branded credit card, and unallocated corporate overhead are reported within corporate and other. See Note 14 for further discussion of our segment structure.

During the three months ended June 30, 2014, we announced a definitive agreement for the sale of Hyatt Residential Group for approximately $190 million and the sale of our interest in a joint venture that owns and is developing a vacation ownership property in Maui, Hawaii for approximately $35 million. After consummation of the sale transaction, we expect to receive recurring annual license fees under a master license agreement with the purchaser. The Hyatt Residence Club and the vacation ownership resorts will retain the Hyatt Residence Club brand. We anticipate this transaction will close in 2014.

In the three months ended June 30, 2014, we continued to expand our global footprint with the opening of the Park Hyatt Vienna, the first Hyatt-branded hotel in Austria, the opening of the first Hyatt Place hotel in Southern China, and the opening of Andaz Tokyo Toranomon Hills, the first Andaz hotel in Japan. We also announced future plans for seven new select service hotels in Latin America, the Hyatt City of Dreams Manila, Philippines, and the development of a new hotel as part of a historic castle in Germany.

Our financial performance for the quarter ended June 30, 2014 reflects an increase in our consolidated revenues of $66 million, or 6%, compared to the quarter ended June 30, 2013. Owned and leased hotels revenue for the quarter ended June 30, 2014 increased by $20 million compared to the quarter ended June 30, 2013, which includes a net favorable currency impact of $5 million. The increase in owned and leased hotels revenue was primarily due to our comparable hotels, which had revenue increases of $15 million, largely driven by full service hotels in the Americas which benefited from improvements in transient rate. The remaining increase was attributable to our non-comparable hotels, which had revenue increases of $5 million.

Our management and franchise fees for the quarter ended June 30, 2014 increased $7 million compared to the quarter ended June 30, 2013, including $1 million in net unfavorable currency impact. Fee increases were primarily due to increased base management and franchise fees from new and converted hotels and strong RevPAR growth. Incentive fees from existing hotels in the Americas management and franchising segment also improved. The increase was also driven by increases in other fee revenues, primarily from termination fees. These increases were partially offset by decreased incentive fee revenues in the EAME/SW Asia management segment from four of our managed hotels in France.
Our consolidated Adjusted EBITDA for the second quarter of 2014 increased by $19 million compared to the second quarter of 2013. The increase in Adjusted EBITDA for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was driven primarily by the Americas management and franchising segment and our owned and leased hotels segment which had Adjusted EBITDA increases of $17 million and $12 million, respectively. Corporate and other segment Adjusted EBITDA increased $3 million. These increases were partially offset by Adjusted EBITDA decreases in the EAME/SW Asia management segment and ASPAC management and franchising segment, which decreased $10 million and $3 million, respectively. See "—Non-

GAAP Measure Reconciliation" below, for an explanation of how we use Adjusted EBITDA, why we present it and material limitations on its usefulness.
Comparable full service RevPAR within our Americas management and franchising business increased 5.6% (6.3% excluding the unfavorable effects of currency) during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The improvement in RevPAR was primarily driven by transient average daily rate increases. Group booking activity increased during the quarter, representing the fifth consecutive quarter of at least high single digit year over year increases. Group bookings continue to reflect strength, both short and long-term, due to increased demand from corporate and association groups. Comparable select service RevPAR within our Americas management and franchising business increased 8.4% during the three months ended June 30, 2014 compared to the same period in the prior year. The increase was primarily driven by increased average daily rates.
Our ASPAC management and franchising business had an increase in comparable RevPAR of 3.6% (5.1% excluding the unfavorable effects of currency) for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013. Excluding the unfavorable currency impacts, the increase in RevPAR was primarily driven by increased occupancy in parts of China and improved average daily rates in Japan and Australia.
Our EAME/SW Asia management business had comparable RevPAR growth of 3.8% (3.9% excluding the unfavorable effects of currency) for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Excluding the unfavorable currency impacts, the increases in RevPAR were driven by improved average daily rates, primarily in the Middle East, as well as improved RevPAR in parts of Western and Southern Europe, and were partially offset by RevPAR decreases in Eastern Europe due to political instability.
Selling, general and administrative expenses, excluding the impact of the rabbi trust, for the quarter ended June 30, 2014 decreased $1 million compared to the prior year quarter, primarily due to lower professional fee costs.
Other loss, net improved $15 million in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Included in the $15 million increase is a $5 million increase in performance guarantee income, of which $3 million is driven by four of our managed hotels in France. We recorded performance guarantee income to other loss, net as we are still below the specified operating profit threshold through the six months ended June 30, 2014. We began to manage these hotels in 2013 during the seasonally strong second quarter, and as a result started above the operating profit threshold and recorded $10 million in incentive fees in our EAME/SW Asia management segment in the three months ended June 30, 2013. During 2014 we do not expect to recognize any incentive fees relating to these hotels and expect to pay a net amount of approximately €15 million under the guarantee for the year.
As of June 30, 2014, we had $553 million in cash and cash equivalents and investments in highly-rated money market funds. At June 30, 2014, we had available credit facilities with banks for various corporate purposes. The amount of undrawn borrowing availability as of June 30, 2014 was approximately $1.4 billion.

Results of Operations
Three and Six Months Ended June 30, 2014 Compared with Three and Six Months Ended June 30, 2013

Consolidated Results

	Three Months Ended June 30,
(In millions, except percentages)	2014	2013	Better / (Worse)
REVENUES:
Total revenues	$1,158	$1,092	$66	6%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	430	413	(17)	(4)%
Depreciation and amortization	83	85	2	2%
Other direct costs	10	8	(2)	(25)%
Selling, general, and administrative	80	75	(5)	(7)%
Other costs from managed properties	440	403	(37)	(9)%
Direct and selling, general, and administrative expenses	1,043	984	(59)	(6)%
Net gains and interest income from marketable securities held to fund operating programs	8	—	8	100%
Equity earnings (losses) from unconsolidated hospitality ventures	23	(5)	28	560%
Interest expense	(18)	(16)	(2)	(13)%
Asset impairments	(7)	(3)	(4)	(133)%
Gains on sales of real estate	1	99	(98)	(99)%
Other loss, net	(1)	(16)	15	94%
INCOME BEFORE INCOME TAXES	121	167	(46)	(28)%
PROVISION FOR INCOME TAXES	(46)	(55)	9	16%
NET INCOME	75	112	(37)	(33)%
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	—	(1)	(100)%
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$74	$112	$(38)	(34)%

	Six Months Ended June 30,
(In millions, except percentages)	2014	2013	Better / (Worse)
REVENUES:
Total revenues	$2,232	$2,067	$165	8%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	845	804	(41)	(5)%
Depreciation and amortization	178	173	(5)	(3)%
Other direct costs	18	15	(3)	(20)%
Selling, general, and administrative	167	159	(8)	(5)%
Other costs from managed properties	856	791	(65)	(8)%
Direct and selling, general, and administrative expenses	2,064	1,942	(122)	(6)%
Net gains and interest income from marketable securities held to fund operating programs	12	10	2	20%
Equity earnings (losses) from unconsolidated hospitality ventures	16	(6)	22	367%
Interest expense	(37)	(33)	(4)	(12)%
Asset impairments	(7)	(11)	4	36%
Gains on sales of real estate	62	99	(37)	(37)%
Other loss, net	(13)	(14)	1	7%
INCOME BEFORE INCOME TAXES	201	170	31	18%
PROVISION FOR INCOME TAXES	(70)	(50)	(20)	(40)%
NET INCOME	131	120	11	9%
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	—	(1)	(100)%
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$130	$120	$10	8%
Revenues.    Consolidated revenues for the three months ended June 30, 2014 increased $66 million, or 6%, compared to the three months ended June 30, 2013, which included $4 million in net favorable foreign currency impacts, and a $37 million increase in other revenues from managed properties. Consolidated revenues for the six months ended June 30, 2014 increased $165 million, or 8%, compared to the six months ended June 30, 2013, which included $4 million in net favorable foreign currency impacts, and a $65 million increase in other revenues from managed properties.
Other revenues from managed properties includes an increase in gains of $4 million and a decrease in gains of $1 million resulting from changes in the underlying assets for our benefit programs funded through a rabbi trust for the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013. These gains are offset in other costs from managed properties, thus having no net impact to our earnings. Excluding these amounts, other revenues from managed properties increased $33 million, or 8%, in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 and increased $66 million, or 8%, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. These increases in other revenues from managed properties were due to a higher volume of reimbursements paid to us by our managed properties, which was driven in part by owned hotels that have been sold subject to long-term management agreements and new hotels opened in 2014 and 2013.
Owned and leased hotels revenues increased $20 million and $76 million for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013. Comparable owned and leased hotels revenue increased $15 million and $34 million during the three and six month periods ended June 30, 2014, respectively, as compared to the same periods in the prior year, which includes net favorable foreign currency impacts of $5 million and $6 million, respectively. The increases during the three and six months ended June 30, 2014, as compared to the same periods in the prior year, were driven by comparable full service hotels in the Americas, which benefited primarily from higher transient average daily rates. The six months ended June 30, 2014 also benefited from increased group demand as compared to the same period in the prior year. Non-

comparable owned and leased hotels revenue increased $5 million and $42 million in the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013. These increases were driven by three full service hotels and two select service hotels newly opened or acquired in 2013 and 2014. These increases were partially offset by 11 hotels sold in 2013 and 10 hotels sold and two hotels that were consolidated into one hotel in 2014. Non-comparable owned and leased hotels revenue increased less in the second quarter of 2014 as compared to the first quarter of 2014, primarily due to the sale of nine select service and one full service property in the first quarter of 2014.
Management and franchise fees increased $7 million and $21 million during the three and six month periods ending June 30, 2014, respectively, when compared to the same periods in the prior year, which includes $1 million and $2 million in net unfavorable currency impacts, respectively.
Included in consolidated management and franchise fees for the three months ended June 30, 2014 were base management fees of $48 million, a 12% increase from the prior year comparative period, incentive management fees of $28 million, a 20% decrease from the prior year comparative period, franchise fees of $17 million, a 42% increase from the prior year comparative period, and other fee revenues of $10 million, a 67% increase from the prior year comparative period.
For the six months ended June 30, 2014, consolidated management and franchise fees includes base management fees of $89 million, an 11% increase from the prior year comparative period, incentive management fees of $55 million, an 8% decrease from the prior year comparative period, franchise fees of $31 million, a 41% increase from the prior year comparative period, and other fee revenues of $17 million, an 89% increase from the prior year comparative period.
The increases in base management and franchise fees for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 were primarily driven by new and converted hotels in the Americas. The decreases in incentive fees were driven by four of our managed hotels in France, partially offset by incentive fees increases at existing hotels, primarily in the Americas. The increases in other fee revenues during the three and six month periods ended June 30, 2014 compared to the same periods in the prior year include termination fees of $5 million and $6 million, respectively, and increases in the amortization of deferred gains of $1 million and $2 million, respectively, from hotels sold subject to long-term management agreements.
Other revenues, which include our vacation ownership business and our co-branded credit card, increased $2 million and $3 million during the three and six months ended June 30, 2014, respectively, compared to the same periods ended June 30, 2013, primarily due to our co-branded credit card.
The table below provides a breakdown of revenues by segment for the three and six months ended June 30, 2014 and 2013. For further discussion of segment revenues for the period presented, please refer to “—Segment Results” below.

	Three Months Ended June 30,
(in millions, except percentages)	2014	2013	Better / (Worse)
Owned and leased hotels	$592	$572	$20	4%
Americas management and franchising	490	443	47	11%
ASPAC management and franchising	39	40	(1)	(3)%
EAME/SW Asia management	32	40	(8)	(20)%
Corporate and other	33	26	7	27%
Eliminations	(28)	(29)	1	3%
Consolidated revenues	$1,158	$1,092	$66	6%

	Six Months Ended June 30,
(in millions, except percentages)	2014	2013	Better / (Worse)
Owned and leased hotels	$1,140	$1,064	$76	7%
Americas management and franchising	944	865	79	9%
ASPAC management and franchising	76	75	1	1%
EAME/SW Asia management	62	65	(3)	(5)%
Corporate and other	63	50	13	26%
Eliminations	(53)	(52)	(1)	(2)%
Consolidated revenues	$2,232	$2,067	$165	8%
Owned and leased hotels expense.    Owned and leased hotels expense increased by $17 million and $41 million in the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013.
Comparable owned and leased hotels expense increased $12 million and $21 million in the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year. These increases during the three and six months ended June 30, 2014 compared to the same periods in the prior year were primarily driven by payroll and related costs and rent expense. Non-comparable owned and leased hotels expense increased $4 million and $21 million during the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year. These increases in non-comparable owned and leased hotels expense were due to three full service hotels and two select service hotels newly opened or acquired in 2013 and 2014. The increases were partially offset by 11 hotels sold in 2013 and 10 hotels sold and two hotels that were consolidated into one hotel in 2014. Non-comparable owned and leased hotels expense increased less in the second quarter of 2014 as compared to the first quarter of 2014, primarily due to the sale of nine select service hotels and one full service hotel in the first quarter of 2014. Additionally, expenses recognized with respect to our employee benefit programs funded through a rabbi trust increased $1 million and decreased $1 million in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. In each reporting period, changes in these expenses are fully offset to the account net gains and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.
Depreciation and amortization expense.    Depreciation and amortization expense decreased by $2 million in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease during the three months ended June 30, 2014 as compared to the same period in the prior year was driven by a reduction in depreciation expense at certain comparable select service hotels.
Depreciation and amortization expense increased by $5 million in the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The increase during the six months ended June 30, 2014 as compared to the same period in the prior year was driven by a $9 million increase in non-comparable hotel depreciation expense due primarily to hotels acquired or newly opened during the comparable periods, partially offset by hotels sold during the comparable periods and a $2 million increase in amortization expense due to a management agreement and an advanced bookings intangible acquired in 2013. These increases were partially offset by a $6 million decrease in depreciation due to a reduction in depreciation expense at certain comparable select service hotels.
Other direct costs.    Other direct costs, which represent costs associated with our vacation ownership operations and our co-branded credit card, increased $2 million and $3 million in the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013, primarily due to our co-branded credit card.
Selling, general and administrative expenses.    Selling, general and administrative expenses increased by $5 million, or 7%, and $8 million, or 5%, in the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013. Included in selling, general and administrative expenses is the financial performance of the investment securities held in a rabbi trust to fund certain benefit programs. The financial performance of these investments resulted in an increase in costs of $6 million and $1 million for the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013. These expenses are offset in net gains and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.

Excluding the rabbi trust amounts, selling, general and administrative costs decreased $1 million, or 1%, and increased $7 million, or 5%, in the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013. During the three months ended June 30, 2014 compared to the three months ended June 30, 2013, the $1 million decrease in costs was primarily due to a decrease in professional fees, partially offset by fewer bad debt recoveries this year as compared to last year. During the six months ended June 30, 2014 compared to the six months ended June 30, 2013, the $7 million increase in costs was primarily due to a $5 million increase in payroll and related costs and a $3 million increase in marketing costs, partially offset by a $1 million decrease in professional fees.
Net gains and interest income from marketable securities held to fund operating programs.    Net gains and interest income from marketable securities held to fund operating programs includes securities held to fund our benefit programs funded through a rabbi trust and securities held to fund our Hyatt Gold Passport program. The net gains generated from these securities were net gains of $8 million and insignificant losses for the three months ended June 30, 2014 and June 30, 2013, respectively. Marketable securities held to fund our benefit programs funded through a rabbi trust resulted in net gains of $8 million and $1 million in the three months ended June 30, 2014 and June 30, 2013, respectively. These changes are driven by the market performance of the underlying securities. The gains on securities held in the rabbi trust are offset by our owned and leased hotels expense for our hotel staff and selling, general and administrative expenses for our corporate staff and personnel supporting our business segments, having no net impact on our earnings. Of the $7 million change in the underlying securities in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, $6 million was offset in selling, general and administrative expenses and $1 million was offset in owned and leased hotels expense.
Marketable securities held to fund our Gold Passport program and related to our owned and leased hotels were insignificant in the three months ended June 30, 2014, compared to a net loss of $1 million in the three months ended June 30, 2013. The gains and losses on securities held to fund our Gold Passport program and related to our owned and leased hotels are offset by corresponding changes to our owned and leased hotels revenue, thus having no net impact on our earnings.
During the six months ended June 30, 2014 and June 30, 2013, marketable securities held to fund operating programs generated net gains of $12 million and $10 million, respectively. Marketable securities held to fund our benefit programs funded through a rabbi trust resulted in net gains of $11 million during both the six months ended June 30, 2014 and June 30, 2013. These changes are driven by the market performance of the underlying securities. The gains on securities held in the rabbi trust are offset by our owned and leased hotels expense for our hotel staff and selling, general and administrative expenses for our corporate staff and personnel supporting our business segments, having no net impact on our earnings. The change in the underlying securities in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was flat, driven by a $1 million increase offset in selling, general and administrative expenses and a $1 million decrease offset in owned and leased hotels expense.
Marketable securities held to fund our Gold Passport program and related to our owned and leased hotels were a net gain of $1 million in the six months ended June 30, 2014 compared to a net loss of $1 million in the six months ended June 30, 2013. The gains and losses on securities held to fund our Gold Passport program and related to our owned and leased hotels are offset by corresponding changes to our owned and leased hotels revenue, thus having no net impact on our earnings.
Equity earnings (losses) from unconsolidated hospitality ventures.    Equity earnings from unconsolidated hospitality ventures were $23 million and $16 million in the three and six months ended June 30, 2014, respectively, as compared to equity losses from unconsolidated hospitality ventures of $5 million and $6 million in the three and six months ended June 30, 2013, respectively. The $28 million increase during the three months ended June 30, 2014 as compared to the same period in the prior year was driven by a $20 million gain on the sale of a hotel by a joint venture in which we hold an interest and a $12 million increase in earnings driven by higher net income generated from existing and new ventures. These increases were partially offset by a $2 million increase in depreciation and interest expense for a newly opened hotel. The $22 million increase during the six months ended June 30, 2014 as compared to the same period in the prior year was driven by the aforementioned $20 million gain on the sale of a hotel by a joint venture in which we hold an interest and a $7 million increase in earnings driven by higher net income generated from existing ventures. These increases were partially offset by a $5 million increase in depreciation and interest expense for a newly opened hotel.
Interest expense.    Interest expense increased $2 million and $4 million in the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013. The increase in interest expense was primarily due to interest expense on the bonds acquired in conjunction with our purchase of the remaining interest in the Grand Hyatt San Antonio during the fourth quarter of 2013, and partially offset by a reduction in interest expense on the Hyatt Regency Grand Cypress capital lease, for which we exercised our purchase option during the three months ended June 30, 2014.
Asset impairments.    Asset impairments are recorded as necessary based on our regular evaluation of impairment indicators. During the three and six months ended June 30, 2014, we recognized a $7 million asset impairment charge related to property and equipment within our owned and leased hotels segment. During the three and six months ended June 30, 2013, we recognized $3 million and $11 million in asset impairment charges, respectively, related to property and equipment within our owned and leased hotels segment.
Gains on sales of real estate.    Gains on sales of real estate were $1 million and $62 million during the three and six months ended June 30, 2014, respectively, compared to gains on sales of real estate of $99 million during each of the three and six months ended June 30, 2013. During the six months ended June 30, 2014, we sold nine select service hotels and one full service hotel to an unrelated third party for a combined $311 million, net of closing costs, resulting in a total pre-tax gain of $62 million in the six months ended June 30, 2014, of which $1 million was recorded during the three months ended June 30, 2014 due to post-closing adjustments. During the three and six months ended June 30, 2013, we sold two full service properties to unrelated third parties resulting in a pre-tax gain of $99 million. We recognized the gains on sale of real estate on our condensed consolidated statements of income in the period of sale.
Other loss, net.    Other loss, net, improved by $15 million and $1 million for the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013. The increase during the three and six months ended June 30, 2014 compared to the same period in the prior year was primarily due to a decrease in debt settlement costs and a decrease in charitable contributions to the Hyatt Thrive Foundation, partially offset by a decrease in gain on sale of artwork. The table below provides a breakdown of other loss, net, for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
(in millions)	2014	2013	Better / (Worse)
Performance guarantee income (expense) (1)	$4	$(1)	$5
Interest income	3	5	(2)
Guarantee liability amortization	2	1	1
Cost method investment income	—	4	(4)
Debt settlement costs (2)	—	(35)	35
Charitable contribution to Hyatt Thrive Foundation (3)	—	(20)	20
Gain on sale of artwork	—	29	(29)
Management realignment costs (4)	(6)	—	(6)
Transaction costs (5)	(3)	—	(3)
Foreign currency losses	(1)	(1)	—
Other	—	2	(2)
Other loss, net	$(1)	$(16)	$15

(1)
In the second quarter of 2014, we recorded $4 million in performance guarantee income, primarily driven by four of our managed hotels in France as profit was above the operating profit threshold for the three months ended June 30, 2014. However, on a year to date basis through June 30, 2014, profit is currently below the operating profit threshold. We began to manage these hotels in the second quarter of 2013, and since profit was above the operating profit threshold initially in 2013, we recorded incentive fee revenue in the second quarter of the prior year. See Note 10 for further details.

(2)
Debt settlement costs primarily represent $40 million in premiums partially offset by a $7 million gain related to the unamortized benefit from the settlement of the interest rate swaps on our 2015 Notes and other non-cash charges. See Note 8 for further details.

(3)	During the three months ended June 30, 2013, we committed to fund $20 million to a charitable foundation with the intent that the foundation will fund charitable activities over time.

(4)	Amounts represent separation, recruiting and relocation costs incurred associated with the realignment of key management positions.

(5)	Represents transaction costs incurred in connection with the definitive agreement for the sale of Hyatt Residential Group.

	Six Months Ended June 30,
(in millions)	2014	2013	Better / (Worse)
Performance guarantee income (expense) (1)	$(13)	$(1)	$(12)
Interest income	5	10	(5)
Guarantee liability amortization	4	1	3
Cost method investment income	1	4	(3)
Debt settlement costs (2)	—	(35)	35
Charitable contribution to Hyatt Thrive Foundation (3)	—	(20)	20
Gain on sale of artwork	—	29	(29)
Management realignment costs (4)	(6)	—	(6)
Transaction costs (5)	(3)	—	(3)
Foreign currency losses	(1)	(3)	2
Other	—	1	(1)
Other loss, net	$(13)	$(14)	$1

(1)
For the six months ended June 30, 2014, we recorded $13 million in performance guarantee expense. This amount includes a $15 million expense in the first quarter of 2014, as we were required to pay the owner in accordance with our agreement for four of our managed hotels in France. In the second quarter of 2014, we outperformed the operating profit threshold and recorded $3 million in income for the four managed hotels in France. We began to manage these hotels in the second quarter of 2013, and since profit was above the operating profit threshold initially in 2013, we recorded incentive fee revenue in the second quarter of the prior year. See Note 10 for further details.

(2)
Debt settlement costs primarily represent $40 million in premiums partially offset by a $7 million gain related to the unamortized benefit from the settlement of the interest rate swaps on our 2015 Notes and other non-cash charges. See Note 8 for further details.

(3)	During the six months ended June 30, 2013, we committed to fund $20 million to a charitable foundation with the intent that the foundation will fund charitable activities over time.

(4)	Amounts represent separation, recruiting and relocation costs incurred associated with the realignment of key management positions.

(5)	Represents transaction costs incurred in connection with the definitive agreement for the sale of Hyatt Residential Group.
Provision for income taxes.    Our effective income tax rate was a provision of 37.8% and 33.2% for the three months ended June 30, 2014 and 2013, respectively, and a provision of 34.7% and 29.7% for the six months ended June 30, 2014 and 2013, respectively.
For the three months ended June 30, 2014, our effective tax rate was higher than the U.S. statutory federal income tax rate of 35% primarily due to the impact of our earnings to locations with higher tax rates, partially offset by a benefit of $4 million (including $2 million of interest and penalties) related to the expiration of statutes of limitations in certain foreign locations and a benefit of $2 million related to the settlement of tax audits. For the six months ended June 30, 2014, our effective tax rate was lower than the U.S. statutory federal income tax rate of 35% primarily due to the above-mentioned items, as well as a $4 million benefit for the release of a valuation allowance of a foreign subsidiary and a benefit of $2 million related to a state legislative change enacted in the first quarter of 2014.
For the three months ended June 30, 2013, our effective tax rate was lower than the U.S. statutory federal income tax rate of 35% primarily due to a $4 million benefit (including $2 million interest and penalties) related to the release of reserves for the lapsing of statutes of limitations in certain foreign locations and a benefit of $2 million with respect to foreign currency fluctuations related to uncertain tax positions. For the six months ended June 30, 2013, our effective tax rate was lower than the U.S. statutory federal income tax rate of 35% primarily due to a $4 million benefit for the adjustment to certain deferred tax assets that should have been recorded in prior periods, a benefit of $4 million (including $2 million interest and penalties) related to the expiration of statutes of limitations in certain foreign locations, a benefit of $3 million (including $1 million interest) related to the settlement of tax audits and a benefit of $2 million with respect to foreign currency fluctuations related to uncertain tax positions.
Segment Results
We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA, as described in Note 14. The segment results presented below are presented before intersegment eliminations.
Owned and Leased Hotels.  Revenues increased $20 million and $76 million in the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013, which included $5 million and $6 million in net favorable currency impact.
Worldwide comparable hotel revenues increased $15 million and $34 million in the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013. For the three and six months ended June 30, 2014, $13 million and $32 million in increased revenue was generated primarily by Americas full service hotels, respectively, and $2 million in increased revenue was generated by select service hotels during each period. For the three and six months ended June 30, 2014, revenue growth at our comparable full service hotels was driven by improved transient average daily rate in the Americas. The three months ended June 30, 2014 were negatively impacted by the timing of Easter, which was in the second quarter of 2014 and the first quarter of 2013. The six months ended June 30, 2014 benefited from improved group demand as compared to the same period in the prior year. Revenue growth at comparable select service hotels for the three and six months ended June 30, 2014 was driven by improved average daily rates. Comparable RevPAR at our owned and leased hotels in the three and six months ended June 30, 2014 increased by 4.8% and 5.6%, respectively, compared to the three and six months ended June 30, 2013. These increases were primarily driven by improvements in average daily rate.
Non-comparable owned and leased hotels revenue increased $5 million and $42 million in the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013. The increase during the three and six months ended June 30, 2014 was primarily driven by three full service hotels and two select service hotels newly opened or acquired in 2013 and 2014. These increases were partially offset by 11 hotels sold in 2013 and 10 hotels sold and two hotels that were consolidated into one hotel in 2014. Non-comparable owned and leased hotels revenue increased less in the second quarter of 2014 as compared to the first quarter of 2014, primarily due to the sale of nine select service and one full service property in the first quarter of 2014.
During the three months ended June 30, 2014, we removed no properties from the comparable owned and leased hotels results. During the six months ended June 30, 2014, we removed nine select service properties and one full service property that were sold in the period from the comparable owned and leased hotels results. Also during the six months ended June 30, 2014, we removed two additional full service hotels from the comparable owned and leased hotels results. These two hotels are adjacent to one another and their operations were consolidated into one hotel. The newly consolidated hotel does not have comparable results for the periods presented.

	Three Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2014	2013	Better / (Worse)	2014	2013	Change in Occ % pts	2014	2013	Better / (Worse)
Full Service	$176	$168	4.8%	79.9%	78.3%	1.6%	$221	$215	2.7%
Select Service	92	88	5.2%	81.3%	82.1%	(0.8)%	113	107	6.1%
Total Owned and Leased Hotels	$155	$148	4.8%	80.2%	79.2%	1.0%	$194	$187	3.5%

	Three Months Ended June 30,
(in millions except percentages)	2014	2013	Better / (Worse)
Segment Revenues	$592	$572	$20	3.5%
Segment Adjusted EBITDA	$157	$145	$12	8.3%

	Six Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2014	2013	Better / (Worse)	2014	2013	Change in Occ % pts	2014	2013	Better / (Worse)
Full Service	$167	$157	6.0%	76.0%	74.0%	2.0%	$219	$213	3.3%
Select Service	83	80	3.3%	75.1%	77.1%	(2.0)%	110	104	6.1%
Total Owned and Leased Hotels	$146	$138	5.6%	75.8%	74.8%	1.0%	$193	$185	4.3%

	Six Months Ended June 30,
(in millions except percentages)	2014	2013	Better / (Worse)
Segment Revenues	$1,140	$1,064	$76	7.1%
Segment Adjusted EBITDA	$282	$240	$42	17.5%

Adjusted EBITDA increased by $12 million and $42 million in the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013, which included $1 million and insignificant net favorable currency impacts, respectively. Adjusted EBITDA at our comparable owned and leased properties increased $4 million and $11 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due primarily to increased average daily rates at our full service and select service hotels in the Americas, partially offset by higher payroll and related costs and increased rent expense. Non-comparable hotels increased $2 million and $21 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily due to the aforementioned three full service and two select service hotels newly opened or acquired in 2013 and 2014, partially offset by the 11 hotels sold in 2013 and 10 hotels sold and two hotels that were consolidated into one hotel in 2014. Adjusted EBITDA at our joint venture hotels increased $6 million and $10 million during the three and six months ended June 30, 2014, respectively, which included insignificant and $1 million in net unfavorable currency impacts. The increases were primarily driven by our new investment in all inclusive resorts, a new hotel opening in 2013, and a hotel that benefited from improved performance. These increases were partially offset by our acquisition of our joint venture partner's interest in a full service hotel in the fourth quarter of 2013.
Americas management and franchising.    Americas management and franchising total segment revenues increased by $47 million and $79 million in the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013, which included $1 million in net unfavorable currency impacts in each period. Other revenues from managed properties increased by $30 million, or 8%, and $51 million, or 7%, in the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013.
Management, franchise and other fees increased $17 million and $28 million during the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013. Management fees increased $6 million and $12 million during the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year. These increases were primarily driven by improved transient rate and group demand at existing hotels and new full service hotels in the United States. Franchise fees increased $5 million and $9 million during the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year, largely driven by new and converted hotels in the United States and improved performance at existing hotels. Other fee revenues increased $6 million and $7 million in the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year. These increases in other fees revenues were driven by termination fees of $5 million and amortization of deferred gains from hotels sold subject to long-term management agreements.
Our full service hotels comparable RevPAR improved 5.6% and 6.6% in the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year. The increase during the three months ended June 30, 2014 was primarily due to increased transient rate. The increase during the six months ended June 30, 2014 was driven by increased transient rate and improved group demand. Comparable RevPAR at our select service hotels in the three and six months ended June 30, 2014 increased by 8.4% and 7.7%, respectively, compared to the three and six months ended June 30, 2013, driven primarily by increased average daily rate.
During the three and six months ended June 30, 2014, we removed two properties that left the chain from the comparable Americas full service systemwide hotels. During the three months ended June 30, 2014, we did not remove any properties from the comparable Americas select service systemwide hotels. During the six months ended June 30, 2014, we removed one property from the comparable Americas select service systemwide hotels due to an expansion at that property.

	Three Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2014	2013	Better / (Worse)	2014	2013	Change in Occ % pts	2014	2013	Better / (Worse)
Americas Full Service	$149	$141	5.6%	79.1%	77.7%	1.4%	$189	$182	3.7%
Americas Select Service	95	88	8.4%	81.2%	79.8%	1.4%	118	110	6.4%

	Three Months Ended June 30,
(in millions except percentages)	2014	2013	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$92	$75	$17	22.7%
Other Revenues from Managed Properties	398	368	30	8.2%
Total Segment Revenues	$490	$443	$47	10.6%
Segment Adjusted EBITDA	$79	$62	$17	27.4%

	Six Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2014	2013	Better / (Worse)	2014	2013	Change in Occ % pts	2014	2013	Better / (Worse)
Americas Full Service	$141	$132	6.6%	75.2%	73.4%	1.8%	$187	$180	4.1%
Americas Select Service	90	84	7.7%	77.4%	76.1%	1.3%	117	110	5.9%

	Six Months Ended June 30,
(in millions except percentages)	2014	2013	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$167	$139	$28	20.1%
Other Revenues from Managed Properties	777	726	51	7.0%
Total Segment Revenues	$944	$865	$79	9.1%
Segment Adjusted EBITDA	$135	$110	$25	22.7%
Adjusted EBITDA increased by $17 million and $25 million in the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013, which included $1 million in net unfavorable currency impacts in each period. The increase in Adjusted EBITDA during the three months ended June 30, 2014 compared to the same period in the prior year was primarily due to the aforementioned $17 million increase in management, franchise and other fees, as selling, general, and administrative fees were flat. The $25 million increase in Adjusted EBITDA during the six months ended June 30, 2014 compared to the same period in the prior year was primarily due to the increase in management, franchise and other fees of $28 million, partially offset by increased selling, general, and administrative expenses. The increase in selling, general and administrative costs was driven by increased marketing costs of $3 million.
ASPAC management and franchising. ASPAC management and franchising segment revenues decreased by $1 million and increased by $1 million in the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013, which included insignificant and $1 million in net unfavorable currency impacts, respectively. Other revenues from managed properties increased $1 million in both the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013.
Management, franchise and other fees decreased $2 million and were flat in the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year. The decrease in the three months ended June 30, 2014 was primarily driven by a reduction in other fees. During the three and six months ended June 30, 2014, RevPAR increased 3.6% and 3.0% (or increased 5.1% and 6.2% excluding the unfavorable currency impact), respectively, compared to the three and six months ended June 30, 2013. Excluding the aforementioned unfavorable currency impacts, the increases in RevPAR for the three and six months ended June 30, 2014 were driven by increased occupancy in parts of China and improved average daily rate in Japan and Australia.
During the three and six months ended June 30, 2014, no properties left the comparable ASPAC full service systemwide hotels.

	Three Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2014	2013	Better / (Worse)	2014	2013	Change in Occ % pts	2014	2013	Better / (Worse)
ASPAC Full Service	$159	$153	3.6%	69.0%	66.7%	2.3%	$230	$230	0.1%

	Three Months Ended June 30,
(in millions except percentages)	2014	2013	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$20	$22	$(2)	(9.1)%
Other Revenues from Managed Properties	19	18	1	5.6%
Total Segment Revenues	$39	$40	$(1)	(2.5)%
Segment Adjusted EBITDA	$11	$14	$(3)	(21.4)%

	Six Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2014	2013	Better / (Worse)	2014	2013	Change in Occ % pts	2014	2013	Better / (Worse)
ASPAC Full Service	$155	$150	3.0%	67.8%	65.2%	2.6%	$229	$231	(0.9)%

	Six Months Ended June 30,
(in millions except percentages)	2014	2013	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$41	$41	$—	—%
Other Revenues from Managed Properties	35	34	1	2.9%
Total Segment Revenues	$76	$75	$1	1.3%
Segment Adjusted EBITDA	$22	$23	$(1)	(4.3)%
Adjusted EBITDA decreased $3 million and $1 million in the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013, which included insignificant and $1 million in net unfavorable currency impacts. The decrease during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily due to the aforementioned $2 million decrease in management, franchise and other fees and a $1 million increase in selling, general and administrative fees, driven by fewer bad debt recoveries in the current year as compared to the prior year. The decrease during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was driven by a $1 million increase in selling, general and administrative fees, primarily due to increased payroll and related costs and fewer bad debt recoveries in the current year as compared to the prior year.
EAME/SW Asia management. EAME/SW Asia management segment revenues decreased by $8 million and $3 million in the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013, which included insignificant currency impacts in each period. Other revenues from managed properties increased $1 million and $3 million in the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013.
Management and other fees decreased by $9 million and $6 million in the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013. The decreases during the three and six months ended June 30, 2014 were driven by a $10 million and $9 million decrease in incentive fees, respectively, primarily from four managed hotels in France, which we began to manage in the second quarter of

2013. Through the six months ended June 30, 2014, profit is below the operating profit threshold and as a result we have not recorded any incentive fees. We expect continued volatility in fees relative to last year due to our expectation that we will not recognize incentive fees on these four hotels for the remainder of 2014 and instead expect to pay approximately €15 million in net payments under the guarantee this year. These decreases in incentive fees for the quarter were partially offset by increases in base fees of $1 million and $2 million, respectively, primarily from the same hotels.
During the three and six months ended June 30, 2014, RevPAR increased 3.8% and 3.4% (or 3.9% and 4.6% excluding the unfavorable currency impact), respectively, compared to the same periods in the prior year. Excluding the unfavorable currency impact, the increases in RevPAR were driven by improved average daily rates, primarily in the Middle East, as well as improved RevPAR in parts of Western and Southern Europe. These increases were partially offset by decreases in Eastern Europe due to the impact of political instability in the region.
During the three months ended June 30, 2014, we removed no properties from the comparable EAME/SW Asia full service systemwide hotel results. During the six months ended June 30, 2014, we removed one property that left the chain from the comparable EAME/SW Asia full service systemwide hotel results. Also during the six months ended June 30, 2014, we removed two additional hotels from the comparable EAME/SW Asia full service systemwide hotel results. These two hotels are adjacent to one another and their operations were consolidated into one hotel. The newly consolidated hotel does not have comparable results for the periods presented.

	Three Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2014	2013	Better / (Worse)	2014	2013	Change in Occ % pts	2014	2013	Better / (Worse)
EAME/SW Asia Full Service	$166	$159	3.8%	68.0%	67.3%	0.7%	$244	$237	2.8%

	Three Months Ended June 30,
(in millions except percentages)	2014	2013	Better / (Worse)
Segment Revenues
Management and Other Fees	$19	$28	$(9)	(32.1)%
Other Revenues from Managed Properties	13	12	1	8.3%
Total Segment Revenues	$32	$40	$(8)	(20.0)%
Segment Adjusted EBITDA	$10	$20	$(10)	(50.0)%

	Six Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2014	2013	Better / (Worse)	2014	2013	Change in Occ % pts	2014	2013	Better / (Worse)
EAME/SW Asia Full Service	$164	$158	3.4%	66.9%	65.8%	1.1%	$245	$241	1.8%

	Six Months Ended June 30,
(in millions except percentages)	2014	2013	Better / (Worse)
Segment Revenues
Management and Other Fees	$37	$43	$(6)	(14.0)%
Other Revenues from Managed Properties	25	22	3	13.6%
Total Segment Revenues	$62	$65	$(3)	(4.6)%
Segment Adjusted EBITDA	$21	$28	$(7)	(25.0)%
Adjusted EBITDA decreased $10 million and $7 million in the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013, which included insignificant and $1 million in net unfavorable currency impacts. The decreases in Adjusted EBITDA were driven by the aforementioned decreases in management and other fees of $9 million and $6 million during the three and six month periods ended June 30, 2014, respectively, and a $1 million increase in selling, general and administrative fees during each period. The increases in selling, general and administrative fees were driven by increased payroll and related costs and higher bad debt expense, and were partially offset by decreased legal costs.

Corporate and other.    Corporate and other includes unallocated corporate expenses, the results of our vacation ownership business and the results of our co-branded credit card. Corporate and other revenues increased $7 million and $13 million during the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increases during the three and six months ended June 30, 2014 were primarily due to a $5 million and $10 million increase in other revenues from managed properties and a $2 million and $3 million increase in growth of our co-branded credit card program, respectively, compared to the same periods in 2013.

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions except percentages)	2014	2013	Better / (Worse)		2014	2013	Better / (Worse)
Corporate and other revenues	$33	$26	$7	26.9%	$63	$50	$13	26.0%
Corporate and other Adjusted EBITDA	$(26)	$(29)	$3	10.3%	$(57)	$(58)	$1	1.7%
Adjusted EBITDA increased $3 million during the three months ended June 30, 2014 as compared to the same period in the prior year. This increase was driven by the aforementioned $7 million increase in revenues and a $3 million decrease in selling, general and administrative costs, primarily from decreases in professional fees and payroll and related costs. These increases in Adjusted EBITDA were partially offset by a $5 million increase in other costs from managed properties and a $2 million increase in other direct costs from our co-branded credit card.
Adjusted EBITDA increased $1 million during the six months ended June 30, 2014 as compared to the same period in the prior year. This increase was primarily driven by the aforementioned $13 million increase in revenues. This increase in Adjusted EBITDA was partially offset by a $10 million increase in other costs from managed properties and a $3 million increase in other direct costs from our co-branded credit card.
Eliminations.    Eliminations of $28 million and $53 million for the three and six months ended June 30, 2014, respectively, and eliminations of $29 million and $52 million for the three and six months ended June 30, 2013, respectively, primarily represent fees charged by our management and franchising segments to our owned and leased hotels segment for managing their operations.
Non-GAAP Measure Reconciliation
We use the term Adjusted EBITDA throughout this quarterly report. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define consolidated Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro-rata share of unconsolidated hospitality ventures Adjusted EBITDA using our ownership percentage of each venture, adjusted to exclude the following items:

•	equity earnings (losses) from unconsolidated hospitality ventures;

•	asset impairments;

•	gains on sales of real estate;

•	other loss, net;

•	net income attributable to noncontrolling interests;

•	depreciation and amortization;

•	interest expense; and

•	provision for income taxes.
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
The following table sets forth Adjusted EBITDA by segment for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
(in millions, except percentages)	2014	2013	Better / (Worse)
Owned and leased hotels	$157	$145	$12	8.3%
Americas management and franchising	79	62	17	27.4%
ASPAC management and franchising	11	14	(3)	(21.4)%
EAME/SW Asia management	10	20	(10)	(50.0)%
Corporate and other	(26)	(29)	3	10.3%
Consolidated Adjusted EBITDA	$231	$212	$19	9.0%

	Six Months Ended June 30,
(in millions, except percentages)	2014	2013	Better / (Worse)
Owned and leased hotels	$282	$240	$42	17.5%
Americas management and franchising	135	110	25	22.7%
ASPAC management and franchising	22	23	(1)	(4.3)%
EAME/SW Asia management	21	28	(7)	(25.0)%
Corporate and other	(57)	(58)	1	1.7%
Consolidated Adjusted EBITDA	$403	$343	$60	17.5%

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three and six months ended June 30, 2014 and 2013:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Adjusted EBITDA	$231	$212	$403	$343
Equity earnings (losses) from unconsolidated hospitality ventures	23	(5)	16	(6)
Asset impairments	(7)	(3)	(7)	(11)
Gains on sales of real estate	1	99	62	99
Other loss, net	(1)	(16)	(13)	(14)
Net income attributable to noncontrolling interests	(1)	—	(1)	—
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(25)	(19)	(45)	(35)
EBITDA	221	268	415	376
Depreciation and amortization	(83)	(85)	(178)	(173)
Interest expense	(18)	(16)	(37)	(33)
Provision for income taxes	(46)	(55)	(70)	(50)
Net income attributable to Hyatt Hotels Corporation	$74	$112	$130	$120

Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments and cash generated from our operations. As part of our business strategy, we also recycle capital by using net proceeds from dispositions to support acquisitions and new investment opportunities. We are currently pursuing the potential sales of certain full service and select service hotels and expect to generate additional liquidity from these transactions in 2014. When appropriate, we will borrow cash under our revolving credit facility or from other third party sources, and may also raise funds by issuing debt or equity securities as necessary. We maintain a cash investment policy that emphasizes preservation of capital. At June 30, 2014 and December 31, 2013, we had cash and cash equivalents and short-term investments of $583 million and $484 million, respectively. At June 30, 2014, we had cash and cash equivalents of $12 million which was classified as assets held for sale. We believe that our cash position, short-term investments and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives for the foreseeable future.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan. Such repurchase or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. During the six months ended June 30, 2014, the Board of Directors authorized the repurchase of up to an additional $300 million of the Company's common stock. During the six months ended June 30, 2014, we continued to make purchases of our common stock under our previously approved repurchase program. During the three and six months ended June 30, 2014, we repurchased $90 million and $150 million of the Company's common stock, of which $90 million and $149 million, respectively, was settled in cash during the period. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. See Note 11 for further details of our existing repurchase plans.
During the six months ended June 30, 2014, we entered into a Second Amended and Restated Credit Agreement with a syndicate of lenders that provides for a $1.5 billion senior unsecured revolving credit facility that matures in January 2019. This restated our existing $1.5 billion facility that was scheduled to mature in September 2016. For a detailed discussion of the revolving credit facility, see "Revolving Credit Facility."

During the six months ended June 30, 2014, we sold nine select service properties and one full service property for a combined $311 million, net of closing costs. As part of the sale, we transferred cash and cash equivalents of $3 million upon disposition, resulting in a net sales price of $308 million. The properties will remain Hyatt-branded hotels for a minimum of 25 years under long-term agreements.
During the six months ended June 30, 2014, a joint venture in which we hold an interest and is classified as an equity method investment sold the Hyatt Place Austin Downtown to a third party, for which we received cash of $28 million.
During the six months ended June 30, 2014, we exercised our purchase option to acquire the Hyatt Regency Grand Cypress hotel for $191 million.
During the six months ended June 30, 2014, we announced a definitive agreement for the sale of Hyatt Residential Group for approximately $190 million and the sale of our interest in a joint venture that owns and is developing a vacation ownership property in Maui, Hawaii for approximately $35 million. The transaction is expected to close in 2014.
During 2013, we entered into management agreements and a related performance guarantee with a third party that acquired four hotels in France. The performance guarantee does not have an annual cap and the maximum total commitment under the performance guarantee at inception is €377 million, or $514 million, using exchange rates as of June 30, 2014. We became subject to the guarantee in 2013 with the conversion of the hotels to Hyatt management. Our current expectation is that payment under the performance guarantee in 2014 will not have a significant impact on our liquidity and capital resources. See Note 10 to our condensed consolidated financial statements for further information.
Through an unconsolidated hospitality venture we are committed to purchase a hotel within a to-be completed building in New York City for a total purchase price of approximately $381 million. The hospitality venture will be funded upon the purchase of the hotel, and our share of the purchase price commitment is 66.67% (or approximately $254 million). We are currently negotiating to acquire our hospitality venture partner's interest in the hotel and if the transaction is completed, we would own 100% of the property.
Sources and Uses of Cash
At June 30, 2014 and December 31, 2013, we had cash and cash equivalents of $553 million and $454 million, respectively. At June 30, 2014, we had cash and cash equivalents of $12 million which was classified as assets held for sale. Additionally, we had short-term investments in certificates of deposit and other marketable securities of $30 million as of both June 30, 2014 and December 31, 2013.

(in millions)	Six Months Ended June 30,
	2014	2013
Cash provided by (used in):
Operating activities	$253	$162
Investing activities	201	312
Financing activities	(337)	(175)
Effects of changes in exchange rate on cash and cash equivalents	(6)	6
Cash and cash equivalents classified as assets held for sale	(12)	—
Net increase in cash and cash equivalents	$99	$305
Cash Flows from Operating Activities
Cash flows provided by operating activities totaled $253 million in the six months ended June 30, 2014, compared to $162 million in the same period last year. In 2014, cash flows from operations increased due to an increase in net income generated from operating cash flow activities. In 2013, the increase in net income was largely driven by investing activities, primarily due to the sales of real estate and artwork. Additionally, changes in working capital and other had a positive impact to operating cash flow due to the timing of certain prepaids and other assets and payables.

Cash Flows from Investing Activities
Cash flows provided by investing activities totaled $201 million in the six months ended June 30, 2014 compared to cash flows provided by investing activities of $312 million in the same period last year. Specific activity in each period is as follows:
During the six months ended June 30, 2014:

•
We sold nine select service properties and one full service property for $308 million, net of closing costs and cash transferred upon disposition, of which $232 million was classified as restricted cash in anticipation of consummation of a like-kind exchange agreement and was released upon the completion of the like-kind exchange.

•	We released $74 million from restricted cash in conjunction with the sale of Hyatt Key West and the consummation of a like-kind exchange agreement.

•	Capital expenditures were $111 million (see "Capital Expenditures" below).

•	We invested a total of $61 million in investments which includes $48 million in unconsolidated hospitality ventures.

•	We had a total of $19 million in net purchases of marketable securities and short-term investments.

During the six months ended June 30, 2013:

•	We had a total of $433 million in net proceeds from marketable securities and short-term investments.

•	We sold two Hyatt branded properties for $160 million, net of closing costs, of which $100 million was classified as restricted cash in anticipation of a like-kind exchange agreement.

•	We released $44 million from restricted cash in conjunction with the sale of four Hyatt Place properties in 2012, as a like-kind exchange was not executed within the allowable time frame.

•	We sold three Hyatt Place properties for a combined $36 million, net of closing costs.

•	Capital expenditures were $92 million (see "Capital Expenditures" below).

•	We acquired The Driskill in Austin, Texas for a purchase price of $85 million.

•	We invested a total of $58 million in unconsolidated hospitality ventures, which included $40 million related to our commitment to the development of a property in Hawaii.
Cash Flows from Financing Activities
Cash flows used in financing activities totaled $337 million in the six months ended June 30, 2014 compared to $175 million in the six months ended June 30, 2013.
During the six months ended June 30, 2014, the Company repurchased 2,735,798 shares of Class A common stock for an aggregate purchase price of $150 million of which $149 million was settled in cash during the period. During the six months ended June 30, 2013, the Company repurchased 5,433,587 shares of common stock for an aggregate purchase price of $223 million.
During the six months ended June 30, 2014, the Company exercised our purchase option to acquire the Hyatt Regency Grand Cypress hotel for $191 million.
During the second quarter of 2013, we redeemed all of our outstanding 2015 Notes for an aggregate redemption price of $278 million. In addition, we completed a tender offer on our 2019 Notes, of which $66 million in aggregate was paid. In conjunction with the aforementioned debt redemption and tender offer, we issued and sold $350 million of 2023 Notes and received proceeds of $345 million.
During the six months ended June 30, 2014 and 2013, respectively, we had no drawings on our revolving credit facility. During the six months ended June 30, 2014 and 2013, we drew $14 million and $11 million, respectively, on a construction loan for the development of a hotel in Brazil.

The following is a summary of our debt to capital ratios:

(in millions, except percentages)	June 30, 2014	December 31, 2013
Consolidated debt (1)	$1,303	$1,483
Stockholders’ equity	4,771	4,769
Total capital	6,074	6,252
Total debt to total capital	21.5%	23.7%
Consolidated debt (1)	1,303	1,483
Less: Cash and cash equivalents and short-term investments (2)	583	484
Net consolidated debt (cash and short-term investments)	$720	$999
Net debt to total capital	11.9%	16.0%

(1)
Excludes approximately $694 million and $672 million of our share of unconsolidated hospitality venture indebtedness as of June 30, 2014 and December 31, 2013, respectively, substantially all of which is non-recourse to us.

(2)	Excludes $12 million of cash and cash equivalents classified as assets held for sale as of June 30, 2014.
Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance, enhancements to existing properties and investment in new properties.
During the six months ended June 30, 2014 and 2013, we had total capital expenditures of $111 million and $92 million, respectively. Expenditures related to investments in new properties were $41 million and $25 million for the six months ended June 30, 2014 and 2013, respectively. This increase is driven by construction spending on our development of a hotel in Brazil. Maintenance expenditures were $38 million and $31 million for the six months ended June 30, 2014 and 2013, respectively, with the increase driven by increased technology spending. Enhancements to existing properties were $32 million and $36 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in these expenditures was due to minimal renovation activity at full service hotels, partially offset by increased renovation activity at select service hotels during the six months ended June 30, 2014. Our select service hotel renovations do not require the same level of investment as a full service hotel renovation because select service hotels typically have fewer rooms, significantly less meeting space and public areas and no ballroom space. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations.
Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes. Interest on the Senior Notes is payable semi-annually.

Description	Principal Amount (in millions)
2016 Notes	$250
2019 Notes	196
2021 Notes	250
2023 Notes	350
Total	$1,046
We are in compliance with all applicable covenants under the indenture governing our Senior Notes as of June 30, 2014.
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

There were no borrowings under the revolving credit facility during the six months ended June 30, 2014, and no borrowings under the prior revolving credit facility during the six months ended June 30, 2013. There was no outstanding balance on this credit facility at June 30, 2014 or on the prior credit facility at December 31, 2013.
We do, however, have $60 million in outstanding undrawn letters of credit that were issued under our revolving credit facility (which reduces the availability thereunder by the corresponding amount) as of June 30, 2014, and $104 million on our prior revolving credit facility as of December 31, 2013. As of June 30, 2014, we had available borrowing capacity of $1.4 billion, net of outstanding undrawn letters of credit.
We are in compliance with all applicable covenants under the revolving credit facility as of June 30, 2014.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $125 million in letters of credit outstanding at June 30, 2014 and December 31, 2013. We had letters of credit issued directly with financial institutions of $65 million and $21 million at June 30, 2014 and December 31, 2013, respectively. These letters of credit had weighted average fees of 109 basis points at June 30, 2014. The range of maturity on these letters of credit was up to one year as of June 30, 2014.
Other Debt Obligations
We are in compliance with all applicable covenants under all debt instruments as of June 30, 2014.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At June 30, 2014, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
Interest Rate Risk
In the normal course of business, we are exposed to the impact of interest rate changes due to our borrowing activities. Our objective is to manage the risk of interest rate changes on the results of operations, cash flows, and the market value of our debt by creating an appropriate balance between our fixed and floating-rate debt. Interest rate derivative transactions, including interest rate swaps, have previously been entered into to maintain a level of exposure to interest rate variability that the Company deems acceptable. As of June 30, 2014 and December 31, 2013, we held no interest rate swap contracts.
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

(in millions)	June 30, 2014	December 31, 2013
Pound Sterling	$182	$168
Korean Won	34	31
Swiss Franc	20	27
Canadian Dollar	3	3
Total notional amount of forward contracts	$239	$229
We intend to offset the gains and losses related to our intercompany loans and transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income attributable to Hyatt Hotels Corporation. For the three and six months ended June 30, 2014, the effects of these derivative instruments within other loss, net on our condensed consolidated financial statements was a loss of $6 million and $8 million, respectively. For the three and six months ended June 30, 2013, the effect of these derivative instruments was an immaterial loss and a gain of $11 million, respectively. We expect to continue this practice relating to our intercompany loans and transactions, and may also begin to manage the risks associated with other transactional and translational foreign currency volatility within our business.

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

Item 1A. Risk Factors.

At June 30, 2014, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company's purchases of shares of Class A common stock during the quarter ended June 30, 2014:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number(or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Program
April 1 to April 30, 2014	586,582	$53.99	586,582	$96,360,239
May 1 to May 31, 2014	305,630	$56.98	305,630	$378,945,491
June 1 to June 30, 2014	670,941	$60.42	670,941	$338,406,124
Total	1,563,153	$57.33	1,563,153

(1)
On October 30, 2013 and May 16, 2014, we announced the approvals of expansions of our share repurchase program pursuant to which we are authorized to purchase up to an additional $200 million shares and $300 million shares, respectively, of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. The 2013 and 2014 repurchase programs do not have an expiration date. As of June 30, 2014, the Company had approximately $338 million remaining under its current share repurchase authorizations.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5.     Other Information.

None.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

3.1
Amended and Restated Certificate of Incorporation of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-34521) filed with the Securities and Exchange Commission on July 31, 2013)

3.2
Amended and Restated Bylaws of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 1, 2009)

10.1
Transition Agreement, dated as of June 5, 2014, between Hyatt Hotels Corporation and Rakesh Sarna (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on June 5, 2014)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Hyatt Hotels Corporation

Date:	July 31, 2014	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Date:	July 31, 2014	By:	/s/ Gebhard F. Rainer
Gebhard F. Rainer
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)