Form 10-Q
period 2014-09-30
Hyatt Hotels Corp
filed 2014-10-29
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 24, 2014, there were 39,277,514 shares of the registrant’s Class A common stock, $0.01 par value, outstanding and 112,527,463 shares of the registrant’s Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.
HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
REVENUES:
Owned and leased hotels	$555	$521	$1,695	$1,585
Management and franchise fees	94	77	286	248
Other revenues	24	22	68	63
Other revenues from managed properties	431	406	1,287	1,197
Total revenues	1,104	1,026	3,336	3,093
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	422	399	1,267	1,203
Depreciation and amortization	91	81	269	254
Other direct costs	11	10	29	25
Selling, general, and administrative	77	77	244	236
Other costs from managed properties	431	406	1,287	1,197
Direct and selling, general, and administrative expenses	1,032	973	3,096	2,915
Net gains (losses) and interest income from marketable securities held to fund operating programs	(3)	12	9	22
Equity earnings from unconsolidated hospitality ventures	6	16	22	10
Interest expense	(17)	(15)	(54)	(48)
Asset impairments	—	—	(7)	(11)
Gains on sales of real estate	3	26	65	125
Other income (loss), net	2	2	(11)	(12)
INCOME BEFORE INCOME TAXES	63	94	264	264
PROVISION FOR INCOME TAXES	(30)	(39)	(100)	(89)
NET INCOME	33	55	164	175
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	—	(2)	—
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$32	$55	$162	$175
EARNINGS PER SHARE - Basic
Net income	$0.22	$0.35	$1.06	$1.10
Net income attributable to Hyatt Hotels Corporation	$0.21	$0.35	$1.05	$1.10
EARNINGS PER SHARE - Diluted
Net income	$0.22	$0.35	$1.06	$1.10
Net income attributable to Hyatt Hotels Corporation	$0.21	$0.35	$1.05	$1.10
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income	$33	$55	$164	$175
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (benefit) expense of $(1) and $- for the three months ended and $- and $- for the nine months ended September 30, 2014 and 2013, respectively	(49)	16	(36)	(10)
Unrealized gains (losses) on available for sale securities, net of tax expense of $3 and $- for the three months ended and $2 and $- for the nine months ended September 30, 2014 and 2013, respectively	—	—	(6)	—
Unrealized gains on derivative activity, net of tax expense of $- and $- for the three months ended and $- and $- for the nine months ended September 30, 2014 and 2013, respectively	1	—	1	—
Other comprehensive income (loss)	(48)	16	(41)	(10)
COMPREHENSIVE INCOME (LOSS)	(15)	71	123	165
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	—	(2)	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$(16)	$71	$121	$165
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except per share amounts)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$263	$454
Restricted cash	95	184
Short-term investments	30	30
Receivables, net of allowances of $12 and $11 at September 30, 2014 and December 31, 2013, respectively	309	273
Inventories	18	77
Prepaids and other assets	109	122
Prepaid income taxes	46	12
Deferred tax assets	22	11
Assets held for sale	221	—
Total current assets	1,113	1,163
Investments	341	329
Property and equipment, net	4,640	4,671
Financing receivables, net of allowances	95	119
Goodwill	135	147
Intangibles, net	569	591
Deferred tax assets	193	198
Other assets	983	959
TOTAL ASSETS	$8,069	$8,177
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$135	$194
Accounts payable	107	133
Accrued expenses and other current liabilities	413	411
Accrued compensation and benefits	122	133
Liabilities held for sale	38	—
Total current liabilities	815	871
Long-term debt	1,292	1,289
Other long-term liabilities	1,271	1,240
Total liabilities	3,378	3,400
Commitments and contingencies (see Note 10)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of September 30, 2014 and December 31, 2013	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 40,146,503 outstanding and 40,182,776 issued at September 30, 2014, Class B common stock, $0.01 par value per share, 444,521,875 shares authorized, 112,527,463 shares issued and outstanding at September 30, 2014 and Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 43,584,144 outstanding and 43,620,417 issued at December 31, 2013, Class B common stock, $0.01 par value per share, 444,521,875 shares authorized, 112,527,463 shares issued and outstanding at December 31, 2013	2	2
Additional paid-in capital	2,808	3,015
Retained earnings	1,983	1,821
Treasury stock at cost, 36,273 shares at September 30, 2014 and December 31, 2013	(1)	(1)
Accumulated other comprehensive loss	(109)	(68)
Total stockholders’ equity	4,683	4,769
Noncontrolling interests in consolidated subsidiaries	8	8
Total equity	4,691	4,777
TOTAL LIABILITIES AND EQUITY	$8,069	$8,177
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$164	$175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	269	254
Deferred income taxes	(16)	41
Asset impairments	7	11
Equity earnings from unconsolidated hospitality ventures and distributions received	40	23
Income from cost method investments and distributions received	—	(4)
Foreign currency losses	2	4
Gains on sales of real estate	(65)	(125)
Working capital changes and other	(39)	(23)
Net cash provided by operating activities	362	356
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(270)	(246)
Proceeds from marketable securities and short-term investments	249	683
Contributions to investments	(97)	(416)
Return of investment	47	6
Acquisitions, net of cash acquired	(391)	(85)
Capital expenditures	(168)	(150)
Issuance of financing receivables	(5)	—
Proceeds from financing receivables	1	278
Proceeds from sales of real estate and assets held for sale, net of cash disposed	324	495
Sales proceeds transferred to escrow as restricted cash	(232)	(422)
Real estate sales proceeds transferred from escrow to cash and cash equivalents	306	71
Decrease (increase) in restricted cash - investing	16	(19)
Other investing activities	(30)	(17)
Net cash (used in) provided by investing activities	(250)	178
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs of $- and $3	184	388
Repayments of long-term debt	(43)	(304)
Repurchase of common stock	(228)	(252)
Repayment of capital lease obligation	(191)	—
Other financing activities	(9)	(5)
Net cash used in financing activities	(287)	(173)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4)	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(179)	361
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	454	413
Reclassification of cash and cash equivalents to assets held for sale	(12)	—
CASH AND CASH EQUIVALENTS—END OF PERIOD	$263	$774
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$70	$61
Cash paid during the period for income taxes	$181	$67
Non-cash operating activities are as follows:
Non-cash performance guarantee	$—	$126
Non-cash investing activities are as follows:
Non-cash contract acquisition costs	$—	$126
Change in accrued capital expenditures	$3	$(4)

See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)

1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively, "Hyatt Hotels Corporation") provide hospitality services on a worldwide basis through the development, management, franchising, licensing and ownership of hospitality related businesses. We develop, own, operate, manage, franchise, license or provide services to a portfolio of properties consisting of full service hotels, select service hotels, resorts and other properties, including timeshare, fractional and other forms of residential or vacation properties. As of September 30, 2014, (i) we operated or franchised 278 full service hotels, comprising 112,760 rooms throughout the world, (ii) we operated or franchised 267 select service hotels, comprising 36,517 rooms, of which 258 hotels are located in the United States and (iii) our portfolio of properties included 2 franchised all inclusive Hyatt-branded resorts, comprising 926 rooms. Our portfolio of properties operate in 48 countries around the world and we hold ownership interests in certain of these properties.
As used in these Notes and throughout this Quarterly Report on Form 10-Q, (i) the terms "Company," "HHC," "we," "us," or "our" mean Hyatt Hotels Corporation and its consolidated subsidiaries and (ii) the term "Hyatt portfolio of properties" or "portfolio of properties" refers to hotels and other properties that we develop, own, operate, manage, franchise, license or provide services to, including under our Park Hyatt, Andaz, Hyatt, Grand Hyatt, Hyatt Regency, Hyatt Place, Hyatt House, Hyatt Ziva, Hyatt Zilara, Hyatt Residences and Hyatt Residential Club brands.
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

In August 2014, the FASB released Accounting Standards Update No. 2014-15 (“ASU 2014-15”), Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and the related footnote disclosures. The provisions of ASU 2014-15 are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. When adopted, ASU 2014-15 is not expected to materially impact our condensed consolidated financial statements.

3.    EQUITY AND COST METHOD INVESTMENTS
We have investments that are recorded under both the equity and cost methods. These investments are considered to be an integral part of our business and are strategically and operationally important to our overall results. Our equity and cost method investment balances recorded at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Equity method investments	$318	$320
Cost method investments	23	9
Total investments	$341	$329

Included in assets held for sale on our condensed consolidated balance sheets as of September 30, 2014 are $30 million in equity method investments related to our vacation ownership business. See Note 6 for further details.
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
During the three months ended September 30, 2014, a joint venture in which we hold an ownership interest and which is classified as an equity method investment within our owned and leased hotels segment, sold the Hyatt Place Houston/Sugar Land to a third party, for which we received proceeds of $12 million. We recorded a deferred gain of $10 million, which is being amortized over the term of the new management agreement for the hotel into management and franchise fees within the Americas management and franchising segment.
During the three months ended September 30, 2014, a joint venture in which we hold an ownership interest and which is classified as an equity method investment within our owned and leased hotels segment, sold the Hyatt Regency DFW International Airport and another building to a third party, for which we received proceeds of $19 million. We recorded a deferred gain of $18 million, which is being amortized over the remaining term of the management agreement for the hotel into management and franchise fees within the Americas management and franchising segment.
During the three months ended September 30, 2014, a joint venture in which we hold an ownership interest and which is classified as an equity method investment within our owned and leased hotels segment, sold the Hyatt Place Coconut Point to a third party, for which we received proceeds of $5 million. This hotel was sold subject to a new franchise agreement. We recorded a gain of $2 million, which has been recorded to equity earnings from unconsolidated hospitality ventures on our condensed consolidated statements of income.
During the nine months ended September 30, 2014, a joint venture in which we hold an ownership interest and which is classified as an equity method investment within our owned and leased hotels segment, sold the Hyatt Place Austin Downtown to a third party, for which we received proceeds of $28 million. The hotel was sold subject to a franchise agreement. We recorded a gain of $20 million, which has been recorded to equity earnings from unconsolidated hospitality ventures on our condensed consolidated statements of income.
During the three months ended September 30, 2013, a joint venture in which we held an interest and classified as an equity method investment within our owned and leased hotels segment, sold the hotel it owned and dissolved the venture. As a result of this transaction, we received a $5 million distribution, which was recorded as a deferred gain and is being amortized over the remaining term of our management agreement for the hotel into management and franchise fees within the Americas management and franchising segment.
During the three and nine months ended September 30, 2014, we recorded $1 million and $3 million, respectively, in impairment charges in equity earnings from unconsolidated hospitality ventures related to two equity method investments.
Income from cost method investments included in other income (loss), net on our condensed consolidated statements of income for the nine months ended September 30, 2013 includes a $4 million preferred return.
The following table presents summarized financial information for all unconsolidated ventures in which we hold an investment that is accounted for under the equity method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenues	$320	$246	$936	$721
Gross operating profit	98	78	262	236
Income from continuing operations	22	28	38	24
Net income	22	28	38	24

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2014 and December 31, 2013, we had the following financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	$11	$11	$—	$—
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	342	342	—	—
Preferred shares	274	—	—	274
U.S. government obligations	133	—	133	—
U.S. government agencies	40	—	40	—
Corporate debt securities	126	—	126	—
Mortgage-backed securities	25	—	25	—
Asset-backed securities	21	—	21	—
Municipal and provincial notes and bonds	3	—	3	—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	$71	$71	$—	$—
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	334	334	—	—
Preferred shares	278	—	—	278
U.S. government obligations	121	—	121	—
U.S. government agencies	46	—	46	—
Corporate debt securities	112	—	112	—
Mortgage-backed securities	20	—	20	—
Asset-backed securities	18	—	18	—
Municipal and provincial notes and bonds	4	—	4	—
During the three and nine months ended September 30, 2014 and 2013, there were no transfers between levels of the fair value hierarchy. Our policy is to recognize transfers in and transfers out as of the end of each quarterly reporting period.

Marketable Securities
Our portfolio of marketable securities consists of various types of money market funds, mutual funds, preferred shares and fixed income securities, including U.S. government obligations, obligations of other U.S. government agencies, corporate debt securities, mortgage-backed securities, asset-backed securities and municipal and provincial notes and bonds. We invest a portion of our cash balance into short-term interest bearing money market funds that have a maturity of less than ninety days. Consequently, the balances are recorded in cash and cash equivalents. The funds are held with open-ended registered investment companies and the fair value of the funds is classified as Level One as we are able to obtain market available pricing information on an ongoing basis. The fair value of our mutual funds was classified as Level One as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The remaining securities, other than our investment in preferred shares, were classified as Level Two due to the use and weighting of multiple market inputs being considered in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities.
The impact to net income from total gains or losses included in net gains (losses) and interest income from marketable securities held to fund operating programs due to the change in unrealized gains or losses relating to assets still held at the reporting date was insignificant for the three and nine months ended September 30, 2014 and 2013.
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
A summary of the significant assumptions used to estimate the fair value of our preferred investment as of September 30, 2014 and December 31, 2013, is as follows:

	September 30, 2014	December 31, 2013
Expected term	1 year	2 years
Risk-free Interest Rate	0.13%	0.38%
Volatility	43.1%	47.7%
Dividend Yield	10%	10%
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
As of September 30, 2014, financial forecasts were used in the computation of the enterprise value using the income approach. The financial forecasts were based on assumed revenue growth rates and operating margin levels. The risks associated with achieving these forecasts were assessed in selecting the appropriate cost of capital. There is inherent uncertainty in our assumptions, and fluctuations in these assumptions will result in different estimates of fair value. Due to the lack of availability of market data, the preferred shares are classified as Level Three.
As of September 30, 2014 and December 31, 2013 the cost or amortized cost value for our preferred investment in Playa was $271 million and the fair value of this available for sale debt security was as follows:

Fair Value Measurements at Reporting Date using Significant Unobservable Inputs (Level 3) - Preferred Shares
2014
Balance at January 1, recorded in other assets	$278
Gross unrealized losses, recorded to other comprehensive income (loss)	(7)
Balance at June 30, recorded in other assets	271
Gross unrealized gains, recorded to other comprehensive income (loss)	3
Balance at September 30, recorded in other assets	$274

There were no realized gains or losses on available for sale securities for the three and nine months ended September 30, 2014. Gross realized gains and losses on available for sale securities were $1 million for the three and nine months ended September 30, 2013.

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
We estimated the fair value of debt, excluding capital leases, which, as of September 30, 2014 and December 31, 2013, consisted primarily of $250 million of 3.875% senior notes due 2016 (the "2016 Notes"), $196 million of 6.875% senior notes due 2019 (the "2019 Notes"), $250 million of 5.375% senior notes due 2021 (the "2021 Notes"), and $350 million of 3.375% senior notes due 2023 (the "2023 Notes" which, together with the 2016 Notes, the 2019 Notes, and the 2021 Notes are collectively referred to as the "Senior Notes"), bonds and other long-term debt. Our Senior Notes and bonds are classified as Level Two due to the use and weighting of multiple market inputs in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities. We estimated the fair value of our other long-term debt instruments using a discounted cash flow analysis based on current market inputs for similar types of arrangements. Due to the lack of availability of market data, we have classified our other long-term debt as Level Three. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value.

The carrying amounts and fair values of our other financial instruments are as follows:

	Asset (Liability)
	September 30, 2014
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables, net
Secured financing to hotel owners	$26	$29	$—	$—	$29
Unsecured financing to hotel owners	69	69	—	—	69
Vacation ownership mortgage receivables, net included in assets held for sale	36	37	—	—	37
Debt, excluding capital lease obligations	(1,406)	(1,493)	—	(1,308)	(185)

	Asset (Liability)
	December 31, 2013
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables, net
Secured financing to hotel owners	$26	$28	$—	$—	$28
Unsecured financing to hotel owners	64	64	—	—	64
Vacation ownership mortgage receivables	37	38	—	—	38
Debt, excluding capital lease obligations	(1,275)	(1,296)	—	(1,263)	(33)

5.    FINANCING RECEIVABLES
We have divided our financing receivables, which include loans and other financing arrangements, into three portfolio segments based on their initial measurement, risk characteristics and our method for monitoring or assessing credit risk. These portfolio segments correspond directly with our assessed class of receivables and are as follows:

•
Secured Financing to Hotel Owners—These financing receivables are senior secured mortgage loans and are collateralized by hotel properties currently in operation. At September 30, 2014 and December 31, 2013, these loans include financing provided to certain franchisees for the renovation and conversion of certain franchised hotels. These franchisee loans accrue interest at fixed rates ranging between 5.0% and 5.5%.

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

•
Vacation Ownership Mortgage Receivables—These financing receivables are comprised of various mortgage loans related to our financing of vacation ownership interval sales. As of September 30, 2014, the weighted-average interest rate on vacation ownership mortgage receivables was 13.9%. As of September 30, 2014, vacation ownership mortgage receivables have been reclassed to assets held for sale on our condensed consolidated balance sheets, see Note 6.

The three portfolio segments of financing receivables and their balances at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Secured financing to hotel owners	$39	$39
Unsecured financing to hotel owners	156	147
Vacation ownership mortgage receivables at various interest rates with varying payments through 2031 (see below)	—	44
	195	230
Less allowance for losses	(100)	(103)
Less current portion included in receivables, net	—	(8)
Total long-term financing receivables, net	$95	$119
The balances related to the vacation ownership mortgage receivables included in assets held for sale at September 30, 2014 are as follows:

September 30, 2014
Vacation ownership mortgage receivables at various interest rates with varying payments through 2031 (see below)	$43
Less allowance for losses	(7)
Less current portion, net	(7)
Total long-term financing receivables, net included in assets held for sale	$29
Financing receivables held by us as of September 30, 2014 are scheduled to mature as follows:

Year Ending December 31,	Secured Financing to Hotel Owners	Vacation Ownership Mortgage Receivables (included in assets held for sale)
2014	$—	$2
2015	39	7
2016	—	7
2017	—	5
2018	—	4
2019	—	4
Thereafter	—	14
Total	39	43
Less allowance	(13)	(7)
Net financing receivables	$26	$36
Allowance for Losses and Impairments
We individually assess all loans in the secured financing to hotel owners portfolio and the unsecured financing to hotel owners portfolio for impairment. We assess the vacation ownership mortgage receivables portfolio, which consists entirely of loans, for impairment on an aggregate basis. In addition to loans, we include other types of financing arrangements in the unsecured financing to hotel owners portfolio which we do not assess individually for impairment. However, we regularly evaluate our reserves for these other types of financing arrangements and record provisions in the financing receivables allowance as necessary. Impairment charges for loans within all three portfolios and reserves related to our other financing arrangements are recorded as provisions in the financing receivables allowance. We consider the provisions on all of our portfolio segments to be adequate based on the economic environment and our assessment of the future collectability of the outstanding receivables.

The following tables summarize the activity in our financing receivables allowance for the three and nine months ended September 30, 2014 and 2013:

	Secured Financing	Unsecured Financing	Total, included in financing receivables, net	Vacation Ownership, included in assets held for sale as of September 30, 2014
Allowance at January 1, 2014	$13	$83	$96	$7
Provisions	—	3	3	1
Write-offs	—	—	—	(1)
Other Adjustments	—	1	1	—
Allowance at June 30, 2014	$13	$87	$100	$7
Provisions	—	2	2	—
Other Adjustments	—	(2)	(2)	—
Allowance at September 30, 2014	$13	$87	$100	$7

	Secured Financing	Unsecured Financing	Vacation Ownership	Total
Allowance at January 1, 2013	$7	$83	$9	$99
Provisions	—	2	—	2
Write-offs	—	(2)	(2)	(4)
Other Adjustments	—	(1)	—	(1)
Allowance at June 30, 2013	$7	$82	$7	$96
Provisions	—	1	1	2
Allowance at September 30, 2013	$7	$83	$8	$98
We routinely evaluate loans within financing receivables for impairment. To determine whether an impairment has occurred, we evaluate the collectability of both interest and principal. A loan is considered to be impaired when we determine that it is probable that we will not be able to collect all amounts due under the contractual terms. We do not recognize interest income for impaired loans unless cash is received, in which case the payment is recorded to other income (loss), net in the accompanying condensed consolidated statements of income. During the three and nine months ended September 30, 2014 and 2013, we did not record any impairment charges for loans to hotel owners.
An analysis of our loans included in secured financing to hotel owners and unsecured financing to hotel owners had the following impaired amounts at September 30, 2014 and December 31, 2013, all of which had a related allowance recorded against them:

Impaired Loans
September 30, 2014
	Gross Loan Balance (Principal and Interest)	Unpaid Principal Balance	Related Allowance	Average Recorded Loan Balance
Secured financing to hotel owners	$39	$39	$(13)	$39
Unsecured financing to hotel owners	53	36	(53)	52

Impaired Loans
December 31, 2013
	Gross Loan Balance (Principal and Interest)	Unpaid Principal Balance	Related Allowance	Average Recorded Loan Balance
Secured financing to hotel owners	$39	$39	$(13)	$40
Unsecured financing to hotel owners	51	37	(51)	52

Interest income recognized on these impaired loans within other income (loss), net on our condensed consolidated statements of income for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Secured financing to hotel owners	$—	$1	$1	$2
Unsecured financing to hotel owners	—	—	—	—

Credit Monitoring
On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity.

•	Past due Receivables—We determine financing receivables to be past due based on the contractual terms of each individual financing receivable agreement.

•
Non-Performing Receivables—Receivables are determined to be non-performing based upon the following criteria: (1) if interest or principal is more than 90 days past due for secured financing to hotel owners and unsecured financing to hotel owners; (2) if interest or principal is more than 120 days past due for vacation ownership mortgage receivables; or (3) if an impairment charge has been recorded for a loan or a provision established for our other financing arrangements. For the three and nine months ended September 30, 2014 and 2013, no interest income was accrued for secured financing to hotel owners and unsecured financing to hotel owners more than 90 days past due or for vacation ownership receivables more than 120 days past due. For the three and nine months ended September 30, 2014 and 2013, insignificant interest income was accrued for vacation ownership receivables past due more than 90 days but less than 120 days.

If a financing receivable is non-performing, we place the financing receivable on non-accrual status. We only recognize interest income when cash is received for financing receivables on non-accrual status. Accrual of interest income is resumed when the receivable becomes contractually current and collection doubts are removed.
The following tables summarize our aged analysis of past due financing receivables by portfolio segment, the gross balance of financing receivables greater than 90 days past due and the gross balance of financing receivables on non-accrual status as of September 30, 2014 and December 31, 2013:

Analysis of Financing Receivables
September 30, 2014
	Receivables Past Due	Greater than 90 Days Past Due	Receivables on Non-Accrual Status
Secured financing to hotel owners	$—	$—	$39
Unsecured financing to hotel owners*	3	3	86
Vacation ownership mortgage receivables, included in assets held for sale	1	—	—
Total	$4	$3	$125

Analysis of Financing Receivables
December 31, 2013
	Receivables Past Due	Greater than 90 Days Past Due	Receivables on Non-Accrual Status
Secured financing to hotel owners	$—	$—	$39
Unsecured financing to hotel owners*	3	3	82
Vacation ownership mortgage receivables	2	—	—
Total	$5	$3	$121
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
Acquisitions
Park Hyatt New York—During the three months ended September 30, 2014, we acquired the recently constructed Park Hyatt New York hotel for a purchase price of approximately $392 million, including $1 million of cash acquired. Of the $391 million net purchase price, significant assets acquired include $386 million of property and equipment, $3 million of inventories, and $2 million of prepaids and other assets, which have been included in our owned and leased hotels segment.
Grand Hyatt San Antonio—We previously held a 30% interest and had recorded a $7 million investment in the entity which owns the Grand Hyatt San Antonio hotel prior to acquisition. Accordingly, we accounted for the investment as an unconsolidated hospitality venture under the equity method. During the year ended December 31, 2013, we purchased the remaining 70% interest in this entity for $16 million and the repayment of $44 million of mezzanine debt that was held at the hospitality venture prior to our acquisition. This transaction has been accounted for as a step acquisition, which resulted in a $1 million loss on our previously held investment. During the nine months ended September 30, 2014, we recorded revisions to our initial purchase price allocation.
The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed, which are primarily recorded in our owned and leased hotels segment at the date of acquisition (in millions):

Cash and cash equivalents	$1
Restricted cash	10
Property and equipment, net	226
Goodwill	7
Intangibles, net	10
Other assets	11
Total assets	265
Current liabilities	11
Deferred tax liability	2
Long-term debt, net of bond discount	186
Total liabilities	199
Total net assets acquired	$66

The purchase price allocation for this acquisition created goodwill of $7 million at the date of acquisition. The goodwill is recorded within our owned and leased hotels segment. In conjunction with the acquisition, we have $12 million of goodwill that is deductible for tax purposes. The definite lived intangibles are comprised of $9 million of lease related intangibles and $1 million of advanced bookings. The lease related intangibles are being amortized over a weighted-average useful life of 79 years and the advanced bookings are being amortized over a useful life of 4 years. As a result of our completion of this step acquisition, we recorded a $2 million reduction to our existing deferred tax asset related to Grand Hyatt San Antonio, resulting in a net deferred tax asset of $5 million, which relates primarily to property and equipment and intangibles. As part of the acquisition, we assumed outstanding Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A and Contract Revenue Bonds, Senior Taxable Series 2005B, see Note 8.
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

Dispositions
Hyatt, Hyatt Place, Hyatt House 2014—During the nine months ended September 30, 2014, we sold nine select service properties and one full service property for a total of $311 million, net of closing costs, to an unrelated third party. In connection with the sale, we transferred net cash and cash equivalents of $1 million, resulting in a net sales price of $310 million. This transaction resulted in a pre-tax gain of approximately $65 million. The properties will remain Hyatt-branded hotels for a minimum of 25 years under long-term agreements. The gain has been recognized in gains on sales of real estate on our condensed consolidated statements of income during the nine months ended September 30, 2014. The operating results and financial position of these hotels prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sale have been used in a like-kind exchange.
Andaz Napa—During the three months ended September 30, 2013, we sold Andaz Napa for $71 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of $27 million. The Company entered into a long-term management agreement with the purchaser of the hotel. The gain on sale has been deferred and is being recognized in management and franchise fees over the term of the management contract, within our Americas management and franchising segment. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sale of Andaz Napa have been used in a like-kind exchange.
Andaz Savannah—During the three months ended September 30, 2013, we sold Andaz Savannah for $42 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of $4 million. The Company entered into a long-term management agreement with the purchaser of the hotel. The gain on sale has been deferred and is being recognized in management and franchise fees over the term of the management contract, within our Americas management and franchising segment. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sale of Andaz Savannah were held as restricted for use in a potential like-kind exchange.
Hyatt Regency Denver Tech—During the three months ended September 30, 2013, we sold Hyatt Regency Denver Tech for $59 million, net of closing costs, to an unrelated third party, and entered into a long-term franchise agreement with the purchaser of the hotel. The sale resulted in a pre-tax gain of $26 million, which has been recognized in gains on sales of real estate on our condensed consolidated statements of income during the three and nine months ended September 30, 2013. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sale of Hyatt Regency Denver Tech have been used in a like-kind exchange.
Hyatt Regency Santa Clara—During the three months ended September 30, 2013, we sold Hyatt Regency Santa Clara for $91 million, net of closing costs, to an unrelated third party, and entered into a long-term management agreement with the purchaser of the property. At the time of the sale, the transaction resulted in an insignificant loss, which has been recognized in gains on sales of real estate on our condensed consolidated statements of income during the three and nine months ended September 30, 2013. As part of the sale agreement, we achieved an additional earn-out of $6 million based on the hotel's performance in 2013. This payment was received during the third quarter of 2014. The gain is being deferred and recognized in management and franchise fees over the term of the management contract, within our Americas management and franchising segment. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sale of Hyatt Regency Santa Clara have been used in a like-kind exchange.
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
Hyatt Place 2013—During the nine months ended September 30, 2013, we sold three Hyatt Place properties for a combined $36 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of approximately $2 million. These properties had been classified as assets and liabilities held for sale as of December 31, 2012. The Company retained long-term management agreements for each hotel with the purchaser of the hotels. The gain on sale has been deferred and is being recognized in management and franchise fees over the term of the management contracts within our Americas management and franchising segment. The operations of the hotels prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sale of two of the three properties were held as restricted for use in a potential like-kind exchange.
Artwork—During the nine months ended September 30, 2013, we sold artwork to an unrelated third party and recognized a pre-tax gain of $29 million which was recognized in other income (loss), net on our condensed consolidated statements of income. See "Like-Kind Exchange Agreements" below, as proceeds from the sale of artwork were held as restricted for use in a potential like-kind exchange.
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
Like-Kind Exchange Agreements
Periodically, we enter into like-kind exchange agreements upon the disposition of certain hotels. Pursuant to the terms of these agreements, the proceeds from the sales are placed into an escrow account administered by an intermediary. The proceeds are recorded to restricted cash on our condensed consolidated balance sheets and released once they are utilized as part of a like-kind exchange agreement or when a like-kind exchange agreement is not completed within the allowable time period.
In conjunction with the sale of nine select service properties and one full service property during the nine months ended September 30, 2014, we entered into a like-kind exchange agreement with an intermediary for seven of the select service hotels. During the nine months ended September 30, 2014, we recorded and released net proceeds of $232 million from restricted cash as they were utilized as part of the like-kind exchange agreement to acquire the Hyatt Regency Orlando.
In conjunction with the 2013 sales of Andaz Napa, Hyatt Regency Denver Tech, Hyatt Regency Santa Clara and Hyatt Fisherman's Wharf, we entered into like-kind exchange agreements with an intermediary. Pursuant to the like-kind exchange agreements, the proceeds from the sales of these hotels were placed into an escrow account administered by an intermediary. Accordingly, we classified combined net proceeds of $321 million related to these properties as restricted cash on our condensed consolidated balance sheets. In the fourth quarter of 2013, the combined net proceeds were released from restricted cash. The proceeds from each were utilized as part of the like-kind exchange agreement to acquire the Hyatt Regency Orlando.
In conjunction with the 2013 sale of Andaz Savannah, we entered into a like-kind exchange agreement with an intermediary. Pursuant to the like-kind exchange agreement, the net proceeds of $42 million from the sale of this hotel were placed into an escrow account administered by an intermediary. In the fourth quarter of 2013, we released the net proceeds as a like-kind exchange agreement was not completed within allowable time periods.
In conjunction with the sale of Hyatt Key West in the fourth quarter of 2013, we entered into a like-kind exchange agreement with an intermediary. Accordingly, we classified the net proceeds of $74 million from the sale of Hyatt Key West as restricted cash on our condensed consolidated balance sheets. During the nine months ended September 30, 2014, the net proceeds from Hyatt Key West were released from restricted cash as they were utilized as part of the like-kind exchange agreement to acquire the Hyatt Regency Orlando.
During the nine months ended September 30, 2013, we recorded and released the net proceeds from the first quarter 2013 sales of two of the three Hyatt Place properties discussed above of $23 million and released the net proceeds from the 2012 sales of four Hyatt Place properties of $44 million from restricted cash on our condensed consolidated balance sheets, as like-kind exchange agreements were not completed within allowable time periods.
In conjunction with the second quarter 2013 sale of artwork, we placed proceeds received into restricted cash pursuant to a like-kind exchange agreement administered by an intermediary. We used a portion of the proceeds to fund artwork purchases and during the fourth quarter of 2013 the remainder was released from restricted cash.
Assets and Liabilities Held for Sale
During the third quarter of 2014, we committed to a plan to sell the Park Hyatt Washington and classified the related assets and liabilities within our owned and leased hotels segment as held for sale at September 30, 2014. Assets held for sale related to this full service hotel were $44 million, of which $41 million related to property and equipment, net. Liabilities held for sale were $4 million. We announced the closing of the sale on October 2, 2014, see Note 17.
On October 1, 2014, we announced the closing of the sale of Hyatt Residential Group for approximately $220 million, which includes an interest in a joint venture that owns and is developing a vacation ownership property in Maui, Hawaii. After consummation of the sale transaction, we expect to receive recurring annual license fees under a master license agreement with the purchaser. The Hyatt Residence Club and the vacation ownership resorts will retain the Hyatt Residence Club brand. We have classified the related assets and liabilities as held for sale at September 30, 2014. Of these assets and liabilities, $167 million and $33 million, respectively, were recorded within our corporate and other segment. The remaining $10 million of assets and $1 million of liabilities were recorded in our owned and leased hotels segment. See Note 17 for further details.
The following table summarizes the assets and liabilities related to Hyatt Residential Group that are held for sale (in millions):

Cash and cash equivalents	$12
Restricted cash	5
Receivables, net of allowances	11
Inventories	57
Prepaids and other assets	3
Investments (see Note 3)	30
Property and equipment, net	26
Financing receivables, net of allowances (see Note 5)	29
Goodwill (see Note 7)	4
Total assets held for sale	$177
Accounts payable	$6
Accrued expenses and other current liabilities	22
Accrued compensation and benefits	4
Other long-term liabilities	2
Total liabilities held for sale	$34

7.    GOODWILL AND INTANGIBLE ASSETS
We review the carrying value of our goodwill and indefinite lived brand intangible during our annual impairment test during the fourth quarter or at an interim date if indications of impairment exist by performing either a qualitative or quantitative assessment. We define a reporting unit at the individual property or business level. When determining fair value, we utilize internally developed discounted future cash flow models, third party appraisals and, if appropriate, current estimated net sales proceeds from pending offers. We then compare the estimated fair value to our carrying value. If the carrying value of our goodwill is in excess of the fair value, we must determine our implied fair value of goodwill to evaluate if any impairment charge is necessary. If the carrying value of our indefinite lived brand intangible is in excess of the fair value, an impairment charge is recognized in an amount equal to the excess. During the three and nine months ended September 30, 2014 and 2013, no impairment charges were recorded related to goodwill or our indefinite lived brand intangible asset. Goodwill was $135 million and $147 million at September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, we classified $4 million of goodwill related to Hyatt Residential Group, recorded within our corporate and other segment, as assets held for sale on our condensed consolidated balance sheets, see Note 6. Additionally, during the nine months ended September 30, 2014, we revised our purchase price allocation related to the acquisition of Grand Hyatt San Antonio, resulting in a $7 million decrease in goodwill recorded within our owned and leased hotels segment, see Note 6. At September 30, 2014 and December 31, 2013, our indefinite lived brand intangible acquired as part of the 2013 acquisition of The Driskill was $7 million, see Note 6.

Definite lived intangible assets primarily include contract acquisition costs, franchise and management intangibles, lease related intangibles and advanced bookings intangibles. Contract acquisition costs and franchise and management intangibles are generally amortized on a straight-line basis over their contract terms, which range from approximately 5 to 40 years and 20 to 30 years, respectively. Lease related intangibles are amortized on a straight-line basis over the lease term. Advanced bookings are generally amortized on a straight-line basis over the period of the advanced bookings. Definite lived intangibles are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges related to definite lived intangible assets during the three and nine months ended September 30, 2014 and 2013, respectively.
The following is a summary of intangible assets at September 30, 2014 and December 31, 2013:

	September 30, 2014	Weighted Average Useful Lives in Years	December 31, 2013
Contract acquisition costs	$363	26	$348
Franchise and management intangibles	159	24	170
Lease related intangibles	148	111	155
Advanced bookings intangibles	9	7	8
Brand intangible	7	—	7
Other	8	12	8
	694		696
Accumulated amortization	(125)		(105)
Intangibles, net	$569		$591
Amortization expense relating to intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization expense	$7	$6	$22	$18

8.    DEBT

Long-term debt, net of current maturities, at September 30, 2014 and December 31, 2013 was $1,292 million and $1,289 million, respectively.
Capital Lease Obligation - During the nine months ended September 30, 2014, we acquired the Hyatt Regency Grand Cypress for $191 million after exercising our purchase option. This purchase reduced our capital lease obligation, which was recorded in current maturities of long-term debt on our condensed consolidated balance sheets as of December 31, 2013. The purchase of the Hyatt Regency Grand Cypress is expected to be used as a replacement property in a potential like-kind exchange.
Floating Average Rate Construction Loan - During the year ended December 31, 2012, we obtained a secured construction loan with Banco Nacional de Desenvolvimento Econômico e Social - BNDES (“BNDES”) in order to develop a hotel in Brazil. The loan is split into four separate sub-loans with different interest rates for each sub-loan. All four sub-loans mature in 2023, with options to extend the maturity up to 2031 for sub-loan (a) and (b), subject to the fulfillment of certain conditions. Borrowings under the four sub-loans bear interest at the following rates, depending on the applicable sub-loan (a) the variable rate published by BNDES plus 2.92%, (b) the Brazilian Long Term Interest Rate - TJLP plus 3.92%, (c) 2.5% and (d) the Brazilian Long Term Interest Rate - TJLP, with the interest rates referred to in sub-loans (a) and (b) subject to reduction upon the delivery of certain certifications.  As of September 30, 2014, the weighted-average interest rates for the sub-loans that we had drawn upon as of that date was 8.49%. The outstanding balance of the sub-loan subject to the interest rate described in (a) above is subject to adjustment on a daily basis based on BNDES’s calculation of the weighted average of exchange rate variations related to foreign currency funds raised by BNDES in foreign currency. As of September 30, 2014, we had borrowed Brazilian Real ("BRL") 108 million (USD $44 million), against this construction loan, of which BRL 15 million (USD $6 million) had not yet been utilized in construction and was therefore held in restricted cash on our condensed consolidated balance sheets. As of December 31, 2013, we had borrowed BRL 75 million (USD $32 million) against this construction loan, of which BRL 37 million (USD $16 million) had not yet been utilized in construction and was therefore held in restricted cash on our condensed consolidated balance sheets.
Revolving Credit Facility— As of January 6, 2014, we entered into a Second Amended and Restated Credit Agreement with a syndicate of lenders that amended and restated our prior revolving credit facility and provides for a $1.5 billion senior unsecured revolving credit facility that matures in January 2019. Interest rates on outstanding borrowings are either LIBOR-based or based on an alternate base rate, with margins in each case based on our credit rating or, in certain circumstances, our credit rating and leverage ratio. As of September 30, 2014, the interest rate for a one month LIBOR borrowing was 1.4065%, or LIBOR of 0.1565%, plus 1.25%. As of September 30, 2014, the outstanding balance on this credit facility was $130 million, which is recorded in current maturities of long-term debt on our condensed consolidated balance sheets. There was no outstanding balance on the prior credit facility at December 31, 2013. At September 30, 2014 and December 31, 2013, we had entered into various letter of credit agreements for $9 million and $104 million, respectively, which reduced our available capacity under the revolving credit facility. The available line of credit on our revolving credit facility at September 30, 2014 was $1.4 billion.
The Company also has a total of $65 million and $21 million of letters of credit issued through additional banks as of September 30, 2014 and December 31, 2013, respectively.
Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A and Contract Revenue Bonds, Senior Taxable Series 2005B —During the year ended December 31, 2013, we acquired our partner's interest in the entity that owns the Grand Hyatt San Antonio hotel, and as a result, we recorded $198 million of bonds, net of the $9 million bond discount, which is being amortized over the life of the bond. The construction was financed in part by The City of San Antonio, Texas Convention Center Hotel Finance Corporation ("Texas Corporation"), a non-profit local government corporation created by the City of San Antonio, Texas for the purpose of providing financing for a portion of the costs of constructing the hotel. On June 8, 2005, the Texas Corporation issued $130 million of original principal amount Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A ("Series 2005A Bonds") and $78 million of original principal amount Contract Revenue Bonds, Senior Taxable Series 2005B ("Series 2005B Bonds" and together with the Series 2005A Bonds, the "2005 Series Bonds"). The Series 2005A Bonds mature between 2034 and 2039, with interest ranging from 4.75% to 5.00% and the remaining $66 million of Series 2005B Bonds mature between 2015 and 2028, with interest ranging from 4.9% to 5.31%. The loan payments are required to be funded solely from net operating revenues of the Grand Hyatt San Antonio hotel and in the event that net operating revenues are not sufficient to pay debt service, the Texas Corporation under certain circumstances will be required to provide certain tax revenue to pay debt service on the 2005 Series Bonds. The indenture allows for optional early redemption of the Series 2005B Bonds subject to make-whole payments at any time with consent from the Texas Corporation and beginning in 2015 for the Series 2005A Bonds. Interest is payable semi-annually.
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

After the issuance of our 2015 Notes, we entered into eight $25 million interest rate swap contracts. During the year ended December 31, 2012, we terminated four of the eight interest rate swap contracts, for which we received cash payments of $8 million to settle the fair value of the swaps. The cash received from the termination of the four swaps was being amortized from the settlement date as a benefit to interest expense over the remaining term of the 2015 Notes. During the nine months ended September 30, 2013 we settled the remaining four outstanding interest rate swap agreements. At the time the 2015 Notes were redeemed, we recognized a gain of $7 million, which included the remaining unamortized benefit from the settlement of the initial four swaps during 2012 of $5 million and a gain on the remaining four swaps of $2 million that were terminated in 2013 in anticipation of the 2015 Notes redemption. The gain is included within debt settlement costs in other income (loss), net on the condensed consolidated statements of income.
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

9.    INCOME TAXES
The effective income tax rates for the three months ended September 30, 2014 and 2013, were 47.7% and 41.3%, respectively. The effective income tax rates for the nine months ended September 30, 2014 and 2013, were 37.8% and 33.8%, respectively.
For the three months ended September 30, 2014, the effective tax rate differs from the U.S. statutory federal income tax rate of 35% primarily due to the impact of a shift in our earnings mix in locations with higher tax rates and an expense of $6 million (including $1 million of interest) due to a provision for uncertain tax positions, primarily offset by other insignificant items. For the nine months ended September 30, 2014, the effective tax rate differs from the U.S. statutory federal income tax rates of 35% primarily due to the above-mentioned items, offset by a benefit of $4 million (including $2 million of interest and penalties) related to the expiration of statutes of limitations in certain foreign locations, a benefit of $2 million related to the settlement of tax audits, a $4 million benefit for the release of a valuation allowance of a foreign subsidiary and a benefit of $2 million related to a state legislative change enacted in the first quarter of 2014.
For the three months ended September 30, 2013, the effective tax rate differs from the U.S. statutory federal income tax rate of 35% primarily due to a shift in our earnings mix in locations with higher tax rates, partially offset by a benefit of $3 million related to the reduction in statutory tax rates enacted by foreign jurisdictions during the quarter. For the nine months ended September 30, 2013, the effective tax rate differs from the U.S. statutory federal income tax rate of 35% primarily due to a shift in our earnings mix in locations with higher tax rates. This increase is offset by a $4 million benefit for an adjustment to the opening balance sheet of certain deferred tax assets, a benefit of $3 million (including $1 million interest) related to the settlement of tax audits, a benefit of $4 million (including $2 million of interest and penalties) related to the expiration of statutes of limitations in certain foreign locations, a benefit of $3 million related to the reduction in statutory tax rates enacted by foreign jurisdictions during the third quarter and a benefit of $2 million with respect to foreign currency fluctuations related to uncertain tax positions.
The unrecognized tax benefits were $51 million and $53 million at September 30, 2014 and December 31, 2013, respectively, of which $27 million would impact the effective tax rate if recognized.
10.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:
Commitments—As of September 30, 2014, we are committed, under certain conditions, to lend or invest up to $254 million, net of any related letters of credit, in various business ventures.
Performance Guarantees—Certain of our contractual arrangements with third party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels.

In connection with the inception of a performance guarantee, we recognize a liability for the fair value of our guarantee obligation within other long-term liabilities on our condensed consolidated balance sheets with an offset to contract acquisition cost intangible assets. Upon commencement of the guarantee period, we begin to amortize the guarantee liability using a systematic and rational risk-based approach over the term of the respective performance guarantee. Under these agreements, we recorded guarantee liabilities of $109 million, net of amortization and using exchange rates as of September 30, 2014. Of the total $109 million guarantee liability, $105 million relates to four managed hotels in France that we began managing in the second quarter of 2013 and that are subject to a performance guarantee ("the four managed hotels in France"). During the three and nine months ended September 30, 2014, we amortized $2 million and $6 million, respectively, of these liabilities recorded as income in other income (loss), net on the condensed consolidated statements of income.
During the three and nine months ended September 30, 2014, we recorded insignificant income and $13 million in expenses, respectively, related to these agreements in other income (loss), net on the condensed consolidated statements of income. As of September 30, 2014, we have recorded a $3 million receivable and a $1 million liability related to these performance guarantee agreements. The remaining maximum potential payments related to these agreements are $507 million, which primarily includes a maximum guarantee of €377 million (USD $478 million using exchange rates as of September 30, 2014) related to the four managed hotels in France, which has a term of 7 years and does not have an annual cap.
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. As of September 30, 2014, there were no amounts recorded in accrued expenses and other current liabilities related to these performance test clauses.
Debt Repayment Guarantees—We have entered into various debt repayment guarantees related to our hospitality venture investments in certain properties. The maximum exposure under these agreements as of September 30, 2014 was $267 million. As of September 30, 2014, we had an $8 million liability representing the carrying value of these guarantees. Included within the $267 million in debt guarantees are the following:

Property Description	Maximum Guarantee Amount	Amount Recorded at September 30, 2014
Vacation ownership development	$110	$—
Hotel property in Brazil	75	2
Hawaii hotel development	30	1
Hotel property in Minnesota	25	4
Hotel property in Colorado	15	1
Other	12	—
Total Debt Repayment Guarantees	$267	$8
With respect to repayment guarantees related to certain hospitality venture properties, we have agreements with our respective partners that require each partner to pay a pro-rata portion of the guarantee amount based on each partner’s ownership percentage. Assuming successful enforcement of these agreements our maximum exposure under the various debt repayment guarantees as of September 30, 2014 would be $140 million.
Self Insurance—The Company obtains commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property and other miscellaneous coverages. A reasonable amount of risk is retained on a self insurance basis primarily through a U.S. based and licensed captive insurance company that is a wholly owned subsidiary of the Company and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Losses estimated to be paid within 12 months are $30 million as of September 30, 2014, and are classified within accrued expenses and other current liabilities on the condensed consolidated balance sheets, while losses expected to be payable in later periods are $58 million as of September 30, 2014, and are included in other long-term liabilities on the condensed consolidated balance sheets. At September 30, 2014, standby letters of credit amounting to $7 million had been issued to provide collateral for the estimated claims. We guarantee the letters of credit. For further discussion, see the “Letters of Credit” section of this footnote.

Surety Bonds—Surety bonds issued on our behalf or guaranteed by us totaled $91 million as of September 30, 2014 and primarily relate to workers’ compensation, taxes, construction, licenses, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf as of September 30, 2014 totaled $74 million, the majority of which relate to our ongoing operations. Of the $74 million letters of credit outstanding, $9 million reduces the available capacity under our revolving credit facility. See Note 8.
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

11.    EQUITY
Stockholders’ Equity and Noncontrolling Interests—The following table details the equity activity for the nine months ended September 30, 2014 and 2013, respectively.

	Stockholders’ equity	Noncontrolling interests in consolidated subsidiaries	Total equity
Balance at January 1, 2014	$4,769	$8	$4,777
Net income	162	2	164
Other comprehensive loss	(41)	—	(41)
Repurchase of common stock	(229)	—	(229)
Directors compensation	2	—	2
Employee stock plan issuance	2	—	2
Share based payment activity	17	—	17
Other	1	(2)	(1)
Balance at September 30, 2014	$4,683	$8	$4,691

Balance at January 1, 2013	$4,811	$10	$4,821
Net income	175	—	175
Other comprehensive loss	(10)	—	(10)
Repurchase of common stock	(252)	—	(252)
Directors compensation	2	—	2
Employee stock plan issuance	2	—	2
Share based payment activity	15	—	15
Balance at September 30, 2013	$4,743	$10	$4,753

Accumulated Other Comprehensive Loss—The following table details the accumulated other comprehensive loss activity for the three and nine months ended September 30, 2014 and 2013, respectively.

	Balance at July 1, 2014	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss	Balance at September 30, 2014
Foreign currency translation adjustments	$(49)	$(49)	$—	$(98)
Unrealized gain (loss) on AFS securities	—	—	—	—
Unrecognized pension cost	(5)	—	—	(5)
Unrealized gain (loss) on derivative instruments	(7)	1	—	(6)
Accumulated Other Comprehensive Loss	$(61)	$(48)	$—	$(109)

	Balance at January 1, 2014	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss	Balance at September 30, 2014
Foreign currency translation adjustments	$(62)	$(36)	$—	$(98)
Unrealized gain (loss) on AFS securities	6	(6)	—	—
Unrecognized pension cost	(5)	—	—	(5)
Unrealized gain (loss) on derivative instruments	(7)	1	—	(6)
Accumulated Other Comprehensive Loss	$(68)	$(41)	$—	$(109)

	Balance at July 1, 2013	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss	Balance at September 30, 2013
Foreign currency translation adjustments	$(80)	$16	$—	$(64)
Unrecognized pension cost	(6)	—	—	(6)
Unrealized loss on derivative instruments	(7)	—	—	(7)
Accumulated Other Comprehensive Loss	$(93)	$16	$—	$(77)

	Balance at January 1, 2013	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss (a)	Balance at September 30, 2013
Foreign currency translation adjustments	$(54)	$(12)	$2	$(64)
Unrecognized pension cost	(6)	—	—	(6)
Unrealized loss on derivative instruments	(7)	—	—	(7)
Accumulated Other Comprehensive Loss	$(67)	$(12)	$2	$(77)
(a) Foreign currency translation adjustments, net of an insignificant tax impact, reclassified from accumulated other comprehensive loss were recognized within equity earnings from unconsolidated hospitality ventures on the condensed consolidated statements of income.

Share Repurchase—During the nine months ended September 30, 2014, we announced that the Board of Directors authorized the repurchase of up to an additional $300 million of the Company's common stock, in addition to the authorizations to repurchase $400 million of the Company's common stock in 2013 and $200 million in 2012. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time.
During the nine months ended September 30, 2014 and 2013, the Company repurchased 4,048,230 and 6,136,089 shares of common stock, respectively. These shares were repurchased at a weighted average price of $56.65 and $41.14 per share, respectively, for an aggregate purchase price of $229 million and $252 million, respectively, excluding related expenses that were insignificant in both periods. Of the $229 million aggregate purchase price during the nine months ended September 30, 2014, $228 million was settled in cash during the period. The shares repurchased during the nine months ended September 30, 2014 represented approximately 3% of the Company's total shares of common stock outstanding as of December 31, 2013. The shares repurchased during the nine months ended September 30, 2013 represented approximately 4% of the Company's total shares of common stock outstanding as of December 31, 2012. The shares of Class A common stock that were repurchased on the open market were retired and returned to authorized and unissued status while the shares of Class B common stock that were repurchased were retired and the total number of authorized Class B shares was reduced by the number of shares repurchased. As of September 30, 2014, we had $259 million remaining under the current share repurchase authorization.

12.    STOCK-BASED COMPENSATION
As part of our long-term incentive plan, we award Stock Appreciation Rights ("SARs"), Restricted Stock Units ("RSUs") and Performance Vested Restricted Stock ("PSSs") to certain employees. Compensation expense and unearned compensation figures within this note exclude amounts related to employees of our managed hotels as this expense has been and will continue to be reimbursed by our third party hotel owners and is recorded on the lines other revenues from managed properties and other costs from managed properties on our condensed consolidated statements of income. Compensation expense related to these awards for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock appreciation rights	$2	$2	$7	$6
Restricted stock units	3	4	14	12
Performance vested restricted stock	1	1	3	2
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
During the nine months ended September 30, 2014, the Company granted 327,307 SARs to employees with a weighted average grant date fair value of $22.57. The fair value of each SAR was estimated on the grant date using the Black-Scholes-Merton option-valuation model.
Restricted Stock Units—The Company grants both RSUs that may be settled in stock and RSUs that may be settled in cash. Each vested stock-settled RSU will be settled with a single share of our Class A common stock. The value of the stock-settled RSUs was based on the closing stock price of our Class A common stock as of the grant date. We record compensation expense earned for RSUs on a straight-line basis from the date of grant. In certain situations we also grant cash-settled RSUs which are recorded as a liability instrument. The liability and related expense for cash-settled RSUs are insignificant as of, and for the three and nine months ended, September 30, 2014. During the nine months ended September 30, 2014, the Company granted a total of 378,780 RSUs (an insignificant portion of which are cash-settled RSUs) to employees which, with respect to stock-settled RSUs, had a weighted average grant date fair value of $49.47.
Performance Vested Restricted Stock—The Company has granted PSSs to certain executive officers. The number of PSSs that will ultimately vest with no further restrictions on transfer depends upon the performance of the Company at the end of the applicable three year performance period relative to the applicable performance target. During the nine months ended September 30, 2014, the Company granted to its executive officers a total of

162,906 PSSs, which vest in full if the maximum performance metric is achieved. At the end of the performance period, the PSSs that do not vest will be forfeited. The PSSs had a weighted average grant date fair value of $49.39. The performance period is three years beginning January 1, 2014 and ending December 31, 2016. The PSSs will vest at the end of the performance period only if the performance threshold is met; there is no interim performance metric.
Our total unearned compensation for our stock-based compensation programs as of September 30, 2014 was $13 million for SARs, $31 million for RSUs and $4 million for PSSs, which will be recorded to compensation expense primarily over the next four years with respect to SARs and RSUs, with a limited portion of the RSU awards extending to six years, and over the next two years with respect to PSSs.

13.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the notes to the condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Leases—Our corporate headquarters have been located at the Hyatt Center in Chicago, Illinois, since 2005. A subsidiary of the Company holds a master lease for a portion of the Hyatt Center and has entered into sublease agreements with certain related parties. Future sublease income from sublease agreements with related parties under our master lease is $8 million.
Legal Services—A partner in a law firm that provided services to us throughout the nine months ended September 30, 2014 and 2013 is the brother-in-law of our Executive Chairman. We incurred insignificant legal fees with this firm for the three months ended September 30, 2014 and 2013. We incurred $2 million and $1 million in legal fees with this firm for the nine months ended September 30, 2014 and 2013, respectively. Legal fees, when expensed, are included in selling, general and administrative expenses. As of September 30, 2014 and December 31, 2013, we had insignificant amounts due to the law firm.
Other Services—A member of our Board of Directors is a partner in a firm whose affiliates own hotels from which we recorded insignificant management and franchise fees and $2 million of management and franchise fees during the three months ended September 30, 2014 and 2013, respectively, and $4 million and $6 million of management and franchise fees during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, we had insignificant receivables and $1 million in receivables due from these properties, respectively.
Equity Method Investments—We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We recorded fees of $8 million for the three months ended September 30, 2014 and 2013, respectively. We recorded fees of $24 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, we had receivables due from these properties of $10 million and $7 million, respectively. In addition, in some cases we provide loans (see Note 5) or guarantees (see Note 10) to these entities. Our ownership interest in these equity method investments generally varies from 8% to 70%.
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

•
Americas Management and Franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our portfolio of brands to franchisees located in the U.S., Latin America, Canada and the Caribbean. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners and franchisees with no added margin. These costs relate primarily to payroll costs at managed properties where the Company is the employer. These revenues and costs are recorded on the lines other revenues from managed properties and other costs from managed properties, respectively. The intersegment revenues relate to management fees that are collected from the Company’s owned hotels, which are eliminated in consolidation.

•
ASPAC Management and Franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our portfolio of brands to franchisees located in Southeast Asia, as well as China, Australia, South Korea and Japan. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners and franchisees with no added margin. These costs relate primarily to reservations, marketing and IT costs. These revenues and costs are recorded on the lines other revenues from managed properties and other costs from managed properties, respectively. The intersegment revenues relate to management fees that are collected from the Company’s owned hotels, which are eliminated in consolidation.

•
EAME/SW Asia Management—This segment derives its earnings primarily from hotel management of our portfolio of brands located primarily in Europe, Africa, the Middle East and India, as well as countries along the Persian Gulf and the Arabian Sea. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners with no added margin. These costs relate primarily to reservations, marketing and IT costs. These revenues and costs are recorded on the lines other revenues from managed properties and other costs from managed properties, respectively. The intersegment revenues relate to management fees that are collected from the Company’s owned hotels, which are eliminated in consolidation.

Our chief operating decision maker evaluates performance based on each segment’s Adjusted EBITDA. We define Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro-rata share of unconsolidated hospitality ventures Adjusted EBITDA before equity earnings from unconsolidated hospitality ventures; asset impairments; gains on sales of real estate; other income (loss), net; net income attributable to noncontrolling interests; depreciation and amortization; interest expense; and provision for income taxes.

The table below shows summarized consolidated financial information by segment. Included within corporate and other are unallocated corporate expenses, revenues and expenses on our vacation ownership properties, and the results of our co-branded credit card.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Owned and Leased Hotels (a)
Revenues	$555	$521	$1,695	$1,585
Adjusted EBITDA	123	111	405	351
Depreciation and Amortization	82	73	245	231
Americas Management and Franchising
Revenues	469	437	1,413	1,302
Intersegment Revenues (b)	21	20	66	63
Adjusted EBITDA	66	52	201	162
Depreciation and Amortization	4	4	13	13
ASPAC Management and Franchising
Revenues	40	35	116	110
Intersegment Revenues (b)	1	1	2	2
Adjusted EBITDA	9	9	31	32
Depreciation and Amortization	1	1	1	1
EAME/SW Asia Management
Revenues	31	30	93	95
Intersegment Revenues (b)	4	3	11	11
Adjusted EBITDA	9	11	30	39
Depreciation and Amortization	2	1	5	3
Corporate and other
Revenues	35	27	98	77
Adjusted EBITDA	(28)	(24)	(85)	(82)
Depreciation and Amortization	2	2	5	6
Eliminations (b)
Revenues	(26)	(24)	(79)	(76)
Adjusted EBITDA	—	—	—	—
Depreciation and Amortization	—	—	—	—
TOTAL
Revenues	$1,104	$1,026	$3,336	$3,093
Adjusted EBITDA	179	159	582	502
Depreciation and Amortization	91	81	269	254

(a)
In conjunction with our regular assessment of impairment indicators in the second quarter of 2014, we identified property and equipment whose carrying value exceeded its fair value and as a result recorded a $7 million impairment charge to asset impairments on our condensed consolidated statements of income in the nine months ended September 30, 2014. During the second quarter of 2013, we classified a property as held for sale. We conducted an analysis to determine if our carrying value was greater than fair value based on the expected sales price at that time. As a result of this assessment we recorded a $3 million impairment charge to asset impairments on our condensed consolidated statements of income in the nine months ended September 30, 2013. In conjunction with our regular assessment of impairment indicators in the first quarter of 2013, we identified property and equipment whose carrying value exceeded its fair value and as a result recorded an $8 million impairment charge to asset impairments on our condensed consolidated statements of income in the nine months ended September 30, 2013.

(b)	Intersegment revenues are included in the segment revenue totals and eliminated in Eliminations.

The table below shows summarized consolidated balance sheet information by segment:

Total Assets
	September 30, 2014	December 31, 2013
Owned and Leased Hotels (a)	$5,836	$5,895
Americas Management and Franchising	548	527
ASPAC Management and Franchising	117	116
EAME/SW Asia Management	178	201
Corporate and other	1,390	1,438
TOTAL	$8,069	$8,177

(a)
The decrease in Owned and Leased Hotels assets is primarily due to the disposition of nine select service properties and one full service property, partially offset by the acquisition of Park Hyatt New York during the nine months ended September 30, 2014.

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Adjusted EBITDA	$179	$159	$582	$502
Equity earnings from unconsolidated hospitality ventures	6	16	22	10
Asset impairments	—	—	(7)	(11)
Gains on sales of real estate	3	26	65	125
Other income (loss), net (see Note 16)	2	2	(11)	(12)
Net income attributable to noncontrolling interests	(1)	—	(2)	—
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(19)	(13)	(64)	(48)
EBITDA	170	190	585	566
Depreciation and amortization	(91)	(81)	(269)	(254)
Interest expense	(17)	(15)	(54)	(48)
Provision for income taxes	(30)	(39)	(100)	(89)
Net income attributable to Hyatt Hotels Corporation	$32	$55	$162	$175

15.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$33	$55	$164	$175
Net income attributable to noncontrolling interests	(1)	—	(2)	—
Net income attributable to Hyatt Hotels Corporation	$32	$55	$162	$175
Denominator:
Basic weighted average shares outstanding	152,849,168	156,339,842	154,165,341	159,339,902
Share-based compensation	1,019,611	557,345	951,858	508,368
Diluted weighted average shares outstanding	153,868,779	156,897,187	155,117,199	159,848,270
Basic Earnings Per Share:
Net income	$0.22	$0.35	$1.06	$1.10
Net income attributable to noncontrolling interests	(0.01)	—	(0.01)	—
Net income attributable to Hyatt Hotels Corporation	$0.21	$0.35	$1.05	$1.10
Diluted Earnings Per Share:
Net income	$0.22	$0.35	$1.06	$1.10
Net income attributable to noncontrolling interests	(0.01)	—	(0.01)	—
Net income attributable to Hyatt Hotels Corporation	$0.21	$0.35	$1.05	$1.10
The computations of diluted net income per share for the three and nine months ended September 30, 2014 and 2013 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock-settled SARs	19,500	307,900	34,400	198,600
RSUs	—	—	—	—

16.    OTHER INCOME (LOSS), NET
Other income (loss), net includes performance guarantee income (expense) (see Note 10), management realignment costs, transaction costs, foreign currency losses, interest income, guarantee liability amortization (see Note 10), cost method investment income (see Note 3), debt settlement costs (see Note 8), charitable contribution to Hyatt Hotels Foundation (formerly named Hyatt Thrive Foundation) and gain on sale of artwork (see Note 6). The table below provides a reconciliation of the components in other income (loss), net, for the three and nine months ended September 30, 2014 and 2013, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Performance guarantee income (expense)	$—	$(2)	$(13)	$(3)
Management realignment costs	(1)	—	(7)	—
Transaction costs	(2)	(3)	(5)	(3)
Foreign currency losses	(1)	(1)	(2)	(4)
Interest income	3	4	8	14
Guarantee liability amortization	2	2	6	3
Cost method investment income	—	—	1	4
Debt settlement costs	—	—	—	(35)
Charitable contribution to Hyatt Hotels Foundation	—	—	—	(20)
Gain on sale of artwork	—	—	—	29
Other	1	2	1	3
Other income (loss), net	$2	$2	$(11)	$(12)

17.    SUBSEQUENT EVENTS

On October 1, 2014, we announced the closing of the sale of Hyatt Residential Group to an unrelated third party for approximately $220 million, which includes an interest in a joint venture that owns and is developing a vacation ownership property in Maui, Hawaii. We have entered into a master license agreement with the purchaser and expect to receive recurring annual license fees under this agreement. The Hyatt Residence Club and the vacation ownership resorts will retain the Hyatt Residence Club brand.

On October 2, 2014, we announced the closing of the sale of Park Hyatt Washington to an unrelated third party, for approximately $100 million. A Hyatt affiliate will continue to manage the hotel under a new management agreement.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, financial performance, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K; general economic uncertainty in key global markets; the rate and the pace of economic recovery following economic downturns; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; limited visibility with respect to future bookings; our ability to successfully achieve certain levels of operating profit at hotels that have performance guarantees with our third party owners; the impact of hotel renovations; loss of key personnel; hostilities, or fear of hostilities, including future terrorist attacks, that affect travel; travel-related accidents; natural or man-made disasters such as earthquakes, tsunamis, tornadoes, hurricanes, floods, oil spills, nuclear incidents and global outbreaks of pandemics or contagious diseases or fear of such outbreaks; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through Internet travel intermediaries; our ability to successfully execute our common stock repurchase program; changes in the tastes and preferences of our customers; relationships with associates and labor unions and changes in labor laws; financial condition of, and our relationships with, third-party property owners, franchisees and hospitality venture partners; if our third-party owners, franchisees or development partners are unable to access capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions and the introduction of new brand concepts; timing of acquisitions and dispositions; failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals); unforeseen terminations of our management agreements; changes in federal, state, local or foreign tax law; increases in interest rates and operating costs; foreign exchange rate fluctuations or currency restructurings; lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access the capital markets; changes in the competitive environment in our industry and the markets where we operate; cyber risks and information technology failures; outcomes of legal proceedings; and violation of regulations or laws related to our franchising business. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and accompanying Notes, which appear elsewhere in this Quarterly Report on Form 10-Q.
Executive Overview
We are a global hospitality company engaged in the development, management, franchising, licensing, and ownership of a portfolio of properties, including hotels, resorts and residential and vacation ownership properties around the world. As of September 30, 2014, our worldwide property portfolio consisted of 573 properties (152,351 rooms and units), including:

•	243 managed properties (82,677 rooms), all of which we operate under management agreements with third-party property owners;

•	188 franchised properties (32,107 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	80 owned properties (24,257 rooms) (including 1 consolidated hospitality venture), 1 capital leased property (171 rooms), and 7 operating leased properties (2,410 rooms), all of which we manage;

•	17 managed properties and 9 franchised properties owned or leased by unconsolidated hospitality ventures (7,655 rooms);

•	2 all inclusive resorts (926 rooms), both of which are owned by an unconsolidated hospitality venture that have franchise agreements with us and are operated by the unconsolidated hospitality venture;

•	15 vacation ownership properties (963 units), all of which we manage; and

•	11 residential properties (1,185 units), all of which we manage and some of which we own.
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

During the three months ended September 30, 2014, we announced that Hyatt affiliates agreed to sell a portfolio of 38 Hyatt Place and Hyatt House hotels for approximately $590 million. The hotels will maintain their Hyatt branding through long-term franchise agreements. We anticipate the transaction will close in November 2014. Since launching in 2006, the Hyatt Place portfolio has grown to over 200 hotels worldwide. The brand continues to expand globally, including the opening of the Hyatt Place Santiago/Vitacura and Hyatt Place La Paz, Mexico during the three months ended September 30, 2014, and the recent announcement of the signing of a management agreement for Hyatt Place Phuket. As the brand expands, we are able to leverage our balance sheet to recycle the capital invested in these owned hotels, while maintaining brand presence in the markets where the hotels operate.

Additionally, in the three months ended September 30, 2014, we continued to expand our full service brand presence in new markets with the opening of Hyatt Regency Suzhou and Hyatt Regency Sochi, and we also opened the recently constructed Park Hyatt New York, a flagship hotel which is part of our owned portfolio. We also announced plans for a Park Hyatt hotel in Foz do Iguacu, Brazil and plans for Hyatt Ziva Cancun, which will be part of our all inclusive brand.

Our financial performance for the quarter ended September 30, 2014 reflects an increase in our consolidated revenues of $78 million, or 8%, compared to the quarter ended September 30, 2013. Owned and leased hotels revenue for the quarter ended September 30, 2014 increased by $34 million compared to the quarter ended September 30, 2013, which includes a net favorable currency impact of $3 million. The increase in owned and leased hotels revenue was driven by our comparable hotels, which had revenue increases of $29 million, largely from full service hotels in the Americas which benefited from improved transient average daily rate, improved group demand and increased food and beverage revenues. Group bookings at our comparable full service hotels in the United States continue to show strength, both short and long-term, due to increased demand from corporate and association groups. The remaining increase in revenues during the quarter ended September 30, 2014 was attributable to our non-comparable hotels, which had revenue increases of $5 million.

Our management and franchise fees for the quarter ended September 30, 2014 increased $17 million compared to the quarter ended September 30, 2013. Fee increases were primarily due to increased base management and franchise fees from new and converted hotels and improved performance at existing hotels in the Americas. Incentive fees from existing hotels in the Americas management and franchising and ASPAC management and franchising segments also improved. The increase was also driven by increases in other fee revenues, primarily from increases in the amortization of deferred gains from hotels sold subject to long-term management agreements. These increases were partially offset by decreased incentive fee revenues in the EAME/

SW Asia management segment from four hotels in France that we began managing in the second quarter of 2013 and that are subject to a performance guarantee ("the four managed hotels in France").
Our consolidated Adjusted EBITDA for the third quarter of 2014 increased by $20 million compared to the third quarter of 2013. The increase in Adjusted EBITDA for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was driven primarily by the Americas management and franchising segment and our owned and leased hotels segment, which had Adjusted EBITDA increases of $14 million and $12 million, respectively. These increases were partially offset by Adjusted EBITDA decreases of $4 million in the corporate and other segment and $2 million in the EAME/SW Asia management segment. The ASPAC management and franchising segment Adjusted EBITDA was flat. See "—Non-GAAP Measure Reconciliation" below, for an explanation of how we use Adjusted EBITDA, why we present it and material limitations on its usefulness.
Comparable full service RevPAR within our Americas management and franchising business increased 8.4% (8.8% excluding the unfavorable effects of currency) during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The improvement in RevPAR was primarily driven by transient average daily rate increases and group demand. Group booking activity increased during the quarter, representing the seventh consecutive quarter of year over year increases. Group bookings continue to reflect strength, both short and long-term, due to increased demand from corporate and association groups. Comparable select service RevPAR within our Americas management and franchising segment increased 9.7% during the three months ended September 30, 2014 compared to the same period in the prior year. The increase was primarily driven by increased average daily rates.
Our ASPAC management and franchising business had an increase in comparable RevPAR of 3.5% (4.1% excluding the unfavorable effects of currency) for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013. Excluding the unfavorable currency impacts, the increase in RevPAR was primarily driven by increased occupancy in parts of China and improved occupancy and average daily rates in Japan.
Our EAME/SW Asia management business had comparable RevPAR growth of 7.2% (7.8% excluding the unfavorable effects of currency) for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Excluding the unfavorable currency impacts, the increases in RevPAR were driven by improved demand in most areas of India and improved average daily rate in parts of Western Europe. These increases were partially offset by RevPAR decreases in Eastern Europe due to political instability.
Selling, general and administrative expenses, excluding the impact of the rabbi trust, for the quarter ended September 30, 2014 increased $11 million compared to the quarter ended September 30, 2013, primarily due to a $5 million increase in professional fees, a $3 million increase in payroll and related costs, and $2 million of owner accommodation costs.
Other income (loss), net was flat in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Included in other income (loss), net is $1 million in performance guarantee income from the four managed hotels in France. We recorded performance guarantee income to other income (loss), net as we are still below the specified operating profit threshold through the nine months ended September 30, 2014. We began to manage these hotels during the seasonally strong second quarter of 2013, and as a result exceeded the operating profit threshold and recorded $13 million in incentive fees in our EAME/SW Asia management segment in the nine months ended September 30, 2013. During 2014 we do not expect to recognize any incentive fees relating to these hotels and expect to pay a net amount of approximately €15 million to €20 million under the guarantee for the year.
As of September 30, 2014, we had $263 million in cash and cash equivalents and investments in highly-rated money market funds. At September 30, 2014, we had available credit facilities with banks for various corporate purposes. The amount of undrawn borrowing availability as of September 30, 2014 was approximately $1.4 billion.

Results of Operations
Three and Nine Months Ended September 30, 2014 Compared with Three and Nine Months Ended September 30, 2013

Consolidated Results

	Three Months Ended September 30,
(In millions, except percentages)	2014	2013	Better / (Worse)
REVENUES:
Total revenues	$1,104	$1,026	$78	8%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	422	399	(23)	(6)%
Depreciation and amortization	91	81	(10)	(12)%
Other direct costs	11	10	(1)	(10)%
Selling, general, and administrative	77	77	—	—%
Other costs from managed properties	431	406	(25)	(6)%
Direct and selling, general, and administrative expenses	1,032	973	(59)	(6)%
Net gains (losses) and interest income from marketable securities held to fund operating programs	(3)	12	(15)	(125)%
Equity earnings from unconsolidated hospitality ventures	6	16	(10)	(63)%
Interest expense	(17)	(15)	(2)	(13)%
Gains on sales of real estate	3	26	(23)	(88)%
Other income (loss), net	2	2	—	—%
INCOME BEFORE INCOME TAXES	63	94	(31)	(33)%
PROVISION FOR INCOME TAXES	(30)	(39)	9	23%
NET INCOME	33	55	(22)	(40)%
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	—	(1)	(100)%
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$32	$55	$(23)	(42)%

	Nine Months Ended September 30,
(In millions, except percentages)	2014	2013	Better / (Worse)
REVENUES:
Total revenues	$3,336	$3,093	$243	8%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	1,267	1,203	(64)	(5)%
Depreciation and amortization	269	254	(15)	(6)%
Other direct costs	29	25	(4)	(16)%
Selling, general, and administrative	244	236	(8)	(3)%
Other costs from managed properties	1,287	1,197	(90)	(8)%
Direct and selling, general, and administrative expenses	3,096	2,915	(181)	(6)%
Net gains (losses) and interest income from marketable securities held to fund operating programs	9	22	(13)	(59)%
Equity earnings from unconsolidated hospitality ventures	22	10	12	120%
Interest expense	(54)	(48)	(6)	(13)%
Asset impairments	(7)	(11)	4	36%
Gains on sales of real estate	65	125	(60)	(48)%
Other income (loss), net	(11)	(12)	1	8%
INCOME BEFORE INCOME TAXES	264	264	—	—%
PROVISION FOR INCOME TAXES	(100)	(89)	(11)	(12)%
NET INCOME	164	175	(11)	(6)%
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2)	—	(2)	(100)%
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$162	$175	$(13)	(7)%
Revenues.    Consolidated revenues for the three months ended September 30, 2014 increased $78 million, or 8%, compared to the three months ended September 30, 2013, which included $3 million in net favorable foreign currency impacts, and a $25 million increase in other revenues from managed properties. Consolidated revenues for the nine months ended September 30, 2014 increased $243 million, or 8%, compared to the nine months ended September 30, 2013, which included $7 million in net favorable foreign currency impacts, and a $90 million increase in other revenues from managed properties.
Other revenues from managed properties includes a decrease in gains of $11 million and $12 million resulting from changes in the underlying assets held for our benefit programs funded through a rabbi trust for the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013. These gains are offset in other costs from managed properties, thus having no net impact to our earnings. Excluding these amounts, other revenues from managed properties increased $36 million, or 9%, in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 and increased $102 million, or 9%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. These increases in other revenues from managed properties were due to a higher volume of reimbursements paid to us by our managed properties, which was driven in part by owned hotels that have been sold subject to long-term management agreements and new hotels opened in 2014 and 2013.
Owned and leased hotels revenues increased $34 million and $110 million for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013. Comparable owned and leased hotels revenue increased $29 million and $63 million during the three and nine month periods ended September 30, 2014, respectively, as compared to the same periods in the prior year, which includes net favorable foreign currency impacts of $3 million and $9 million, respectively. The increases during the three and nine months ended September 30, 2014, as compared to the same periods in the prior year, were driven by comparable full service hotels in the Americas, which benefited primarily from higher transient average daily rates, increased group demand and increased food and beverage revenues. Non-comparable owned and leased hotels revenue increased $5 million and $47 million in the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013. The increases in the three and nine months ended September 30, 2014 were driven by four full service hotels and two select service hotels newly opened or acquired in 2013 and 2014. These increases were partially offset by seven full service hotels sold in 2013 and 10 hotels sold in 2014 and two hotels that were consolidated into one hotel in 2014. Non-comparable owned and leased hotels revenue increased less in the second and third quarters of 2014 as compared to the first quarter of 2014, primarily due to the sale of nine select service properties and one full service property in the first quarter of 2014.
Management and franchise fees increased $17 million and $38 million during the three and nine month periods ending September 30, 2014, respectively, when compared to the same periods in the prior year, which includes insignificant and $2 million in net unfavorable currency impacts, respectively.
Included in consolidated management and franchise fees for the three months ended September 30, 2014 were base management fees of $45 million, a 10% increase from the prior year comparable period, incentive management fees of $25 million, a 25% increase from the prior year comparable period, franchise fees of $18 million, a 38% increase from the prior year comparable period, and other fee revenues of $6 million, a 100% increase from the prior year comparable period.
For the nine months ended September 30, 2014, consolidated management and franchise fees includes base management fees of $134 million, an 11% increase from the prior year comparable period, incentive management fees of $80 million, flat to the prior year comparable period, franchise fees of $49 million, a 40% increase from the prior year comparable period, and other fee revenues of $23 million, a 92% increase from the prior year comparable period.
The increases in base management and franchise fees for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, were primarily driven by new and converted hotels and improved performance at existing hotels in the Americas. The increases in incentive fees were driven by increases at existing hotels, primarily driven by group demand in the Americas, partially offset by the four managed hotels in France. The increases in other fee revenues during the three and nine month periods ended September 30, 2014, as compared to the same periods in the prior year, were driven by increases in the amortization of deferred gains of $2 million and $4 million, respectively, from hotels sold subject to long-term management agreements. The increase for the nine months ended September 30, 2014 also included termination fees of $6 million.
Other revenues, which include our vacation ownership business and our co-branded credit card, increased $2 million and $5 million during the three and nine months ended September 30, 2014, respectively, compared to the same periods ended September 30, 2013, primarily due to our co-branded credit card.
The table below provides a breakdown of revenues by segment for the three and nine months ended September 30, 2014 and 2013. For further discussion of segment revenues for the periods presented, please refer to “—Segment Results” below.

	Three Months Ended September 30,
(in millions, except percentages)	2014	2013	Better / (Worse)
Owned and leased hotels	$555	$521	$34	7%
Americas management and franchising	469	437	32	7%
ASPAC management and franchising	40	35	5	14%
EAME/SW Asia management	31	30	1	3%
Corporate and other	35	27	8	30%
Eliminations	(26)	(24)	(2)	(8)%
Consolidated revenues	$1,104	$1,026	$78	8%

	Nine Months Ended September 30,
(in millions, except percentages)	2014	2013	Better / (Worse)
Owned and leased hotels	$1,695	$1,585	$110	7%
Americas management and franchising	1,413	1,302	111	9%
ASPAC management and franchising	116	110	6	6%
EAME/SW Asia management	93	95	(2)	(2)%
Corporate and other	98	77	21	27%
Eliminations	(79)	(76)	(3)	(4)%
Consolidated revenues	$3,336	$3,093	$243	8%
Owned and leased hotels expense.    Owned and leased hotels expense increased by $23 million and $64 million in the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013.
Comparable owned and leased hotels expense increased $13 million and $35 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. These increases during the three and nine months ended September 30, 2014 compared to the same periods in the prior year were primarily driven by payroll and related costs and rent expense. Non-comparable owned and leased hotels expense increased $14 million and $34 million during the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. These increases in non-comparable owned and leased hotels expense were due to four full service hotels and two select service hotels newly opened or acquired in 2013 and 2014. The increases were partially offset by seven full service hotels sold in 2013 and 10 hotels sold and two hotels that were consolidated into one hotel in 2014. Additionally, expenses recognized with respect to our employee benefit programs funded through a rabbi trust decreased $4 million and $5 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. In each reporting period, changes in these expenses are fully offset in net gains (losses) and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.
Depreciation and amortization expense.    Depreciation and amortization expense increased by $10 million in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase during the three months ended September 30, 2014 as compared to the same period in the prior year was driven by non-comparable hotel depreciation expense due primarily to hotels acquired or newly opened during the comparable periods, partially offset by hotels sold during the comparable periods.
Depreciation and amortization expense increased by $15 million in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. The increase during the nine months ended September 30, 2014 as compared to the same period in the prior year was driven by an $18 million increase in non-comparable hotel depreciation expense due primarily to hotels acquired or newly opened during the comparable periods, partially offset by hotels sold during the comparable periods, and a $4 million increase in amortization expense due to a management agreement and an advanced bookings intangible acquired in 2013. These increases were partially offset by a $7 million decrease in depreciation due to a reduction in depreciation expense at certain comparable select service hotels.
Other direct costs.    Other direct costs, which represent costs associated with our vacation ownership operations and our co-branded credit card, increased $1 million and $4 million in the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013, primarily due to our co-branded credit card.
Selling, general and administrative expenses.    Selling, general and administrative expenses were flat and increased $8 million, or 3%, in the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013. Included in selling, general and administrative expenses is the financial performance of the investment securities held in a rabbi trust to fund certain benefit programs. The financial performance of these investments resulted in a decrease in costs of $11 million and $10 million for the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013. These expenses are offset in net gains (losses) and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.
Excluding the rabbi trust amounts, selling, general and administrative costs increased $11 million, or 16%, and $18 million, or 8%, in the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013. The $11 million increase in costs during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, was primarily due to a $5 million increase in professional fees, a $3 million increase in payroll and related costs, and $2 million of owner accommodation costs. The $18 million increase in costs during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, was primarily due to an $8 million increase in payroll and related costs, a $3 million increase in professional fees, a $3 million increase in marketing costs, and $2 million of owner accommodation costs.
Net gains (losses) and interest income from marketable securities held to fund operating programs.    Net gains (losses) and interest income from marketable securities held to fund operating programs includes securities held to fund our benefit programs funded through a rabbi trust and securities held to fund our Gold Passport program. These securities in total generated net losses of $3 million and net gains of $12 million for the three months ended September 30, 2014 and September 30, 2013, respectively, which were attributable to the marketable securities held to fund our benefit programs funded through a rabbi trust. These changes are driven by the market performance of the underlying securities. The gains and losses on securities held in the rabbi trust are offset by our owned and leased hotels expense for our hotel staff and selling, general and administrative expenses for our corporate staff and personnel supporting our business segments, having no net impact on our earnings. Of the $15 million change in the underlying securities in the three months ended September 30, 2014 compared to the three months ended September 30, 2013, $11 million was offset in selling, general and administrative expenses and $4 million was offset in owned and leased hotels expense.
Marketable securities held to fund our Gold Passport program and related to our owned and leased hotels were flat in the three months ended September 30, 2014 and September 30, 2013. The gains and losses on securities held to fund our Gold Passport program and related to our owned and leased hotels are offset by corresponding changes to our owned and leased hotels revenue, thus having no net impact on our earnings.
During the nine months ended September 30, 2014 and September 30, 2013, marketable securities held to fund operating programs generated net gains of $9 million and $22 million, respectively. Marketable securities held to fund our benefit programs funded through a rabbi trust resulted in net gains of $8 million and $23 million during the nine months ended September 30, 2014 and September 30, 2013, respectively. These changes are driven by the market performance of the underlying securities. The gains on securities held in the rabbi trust are offset by our owned and leased hotels expense for our hotel staff and selling, general and administrative expenses for our corporate staff and personnel supporting our business segments, having no net impact on our earnings. The change in the underlying securities in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was $15 million, resulting in a $10 million decrease offset in selling, general and administrative expenses and a $5 million decrease offset in owned and leased hotels expense.
Marketable securities held to fund our Gold Passport program and related to our owned and leased hotels generated a net gain of $1 million in the nine months ended September 30, 2014 compared to a net loss of $1 million in the nine months ended September 30, 2013. The gains and losses on securities held to fund our Gold Passport program and related to our owned and leased hotels are offset by corresponding changes to our owned and leased hotels revenue, thus having no net impact on our earnings.
Equity earnings from unconsolidated hospitality ventures.    Equity earnings from unconsolidated hospitality ventures were $6 million and $22 million in the three and nine months ended September 30, 2014, respectively, as compared to equity earnings from unconsolidated hospitality ventures of $16 million and $10 million in the three and nine months ended September 30, 2013, respectively. The $10 million decrease during the three months ended September 30, 2014, as compared to the same period in the prior year, was driven by a $7 million decrease in distributions which were recorded as equity earnings in a prior period, a $6 million decrease in gains on sales of residential properties, a $3 million decrease resulting from losses recorded from our investment in Playa, a $1 million increase in depreciation and interest for a newly opened hotel, and a $1 million increase in impairment charges related to an equity method investment. These decreases were partially offset by $5 million higher net income generated from our new and existing joint ventures and a $2 million gain on sale of a hotel by a joint venture in which we hold an interest. The $12 million increase during the nine months ended September 30, 2014, as compared to the same period in the prior year, was driven by a $22 million increase in gains on sales of hotels by joint ventures in which we hold an interest and a $12 million increase in net income generated by our new and existing joint ventures. These increases were partially offset by a $6 million increase in depreciation and interest for a newly opened hotel, a $6 million decrease in gains on sales of residential properties, a $5 million decrease in distributions which was recorded as income in a prior period, a $3 million decrease resulting from losses recorded from our investment in Playa, and a $3 million increase in impairment charges related to two equity method investments.
Interest expense.    Interest expense increased $2 million and $6 million in the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013. The increases in interest expense were primarily due to interest expense on the bonds acquired in conjunction with our purchase of the remaining interest in the Grand Hyatt San Antonio during the fourth quarter of 2013. The increases were also driven by a reduction in capitalized interest for construction in progress. These increases were partially offset by a reduction in interest expense on the Hyatt Regency Grand Cypress capital lease, for which we exercised our purchase option during the nine months ended September 30, 2014.
Asset impairments.    Asset impairments are recorded as necessary based on our regular evaluation of impairment indicators. There were no asset impairment charges recognized in the three months ended September 30, 2014 and September 30, 2013, respectively. During the nine months ended September 30, 2014 and September 30, 2013, we recognized asset impairment charges of $7 million and $11 million, respectively, related to property and equipment within our owned and leased hotels segment.
Gains on sales of real estate.    Gains on sales of real estate were $3 million and $65 million during the three and nine months ended September 30, 2014, respectively, compared to gains on sales of real estate of $26 million and $125 million during the three and nine months ended September 30, 2013, respectively. During the nine months ended September 30, 2014, we sold nine select service hotels and one full service hotel to an unrelated third party for a total of $311 million, net of closing costs, resulting in a total pre-tax gain of $65 million in the nine months ended September 30, 2014, of which $3 million was recorded during the three months ended September 30, 2014 due to post-closing adjustments. During the three months ended September 30, 2013, we sold one full service property to an unrelated third party resulting in a pre-tax gain of $26 million. During the nine months ended September 30, 2013, we sold three full service properties to unrelated third parties resulting in a pre-tax gain of $125 million. We recognize the gains on sales of real estate on our condensed consolidated statements of income in the period of sale when we have concluded we do not retain significant continuing involvement with the hotel.
Other income (loss), net.    Other income (loss), net, was flat and improved by $1 million for the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013. The increase during the nine months ended September 30, 2014 compared to the same period in the prior year was primarily due to a decrease in debt settlement costs and a decrease in charitable contributions to the Hyatt Hotels Foundation (formerly Hyatt Thrive Foundation), partially offset by a decrease in gain on sale of artwork. The table below provides a breakdown of other income (loss), net, for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
(in millions)	2014	2013	Better / (Worse)
Performance guarantee income (expense)	$—	$(2)	$2
Management realignment costs (1)	(1)	—	(1)
Transaction costs (2)	(2)	(3)	1
Foreign currency losses	(1)	(1)	—
Interest income	3	4	(1)
Guarantee liability amortization	2	2	—
Other	1	2	(1)
Other income (loss), net	$2	$2	$—

(1)	Amounts represent separation, recruiting and relocation costs incurred associated with the realignment of key management positions.

(2)
Transaction costs incurred in the three months ended September 30, 2014 represent costs incurred to acquire the Park Hyatt New York and costs incurred in connection with the definitive agreement for the sale of Hyatt Residential Group. Transaction costs incurred in the three months ended September 30, 2013 represent costs incurred in connection with our investment in Playa and costs incurred to acquire the Hyatt Regency Orlando.

	Nine Months Ended September 30,
(in millions)	2014	2013	Better / (Worse)
Performance guarantee income (expense) (1)	$(13)	$(3)	$(10)
Management realignment costs (2)	(7)	—	(7)
Transaction costs (3)	(5)	(3)	(2)
Foreign currency losses	(2)	(4)	2
Interest income	8	14	(6)
Guarantee liability amortization	6	3	3
Cost method investment income	1	4	(3)
Debt settlement costs (4)	—	(35)	35
Charitable contribution to Hyatt Hotels Foundation (5)	—	(20)	20
Gain on sale of artwork	—	29	(29)
Other	1	3	(2)
Other income (loss), net	$(11)	$(12)	$1

(1)
For the nine months ended September 30, 2014, we recorded $13 million in performance guarantee expense. This amount includes a $15 million expense in the first quarter of 2014, as we were required to pay the owner in accordance with our agreement for the four managed hotels in France. In the second and third quarters of 2014, we outperformed the operating profit threshold and recorded $3 million and $1 million, respectively, in income for the four managed hotels in France. We began to manage these hotels in the second quarter of 2013, and since profit exceeded the operating profit threshold in 2013, we recorded incentive fee revenue in the second and third quarters of the prior year. See Note 10 for further details.

(2)	Amounts represent separation, recruiting and relocation costs incurred associated with the realignment of key management positions.

(3)
Transaction costs incurred during the nine months ended September 30, 2014 represent costs incurred in connection with the definitive agreement for the sale of Hyatt Residential Group and costs incurred to acquire the Park Hyatt New York. Transaction costs incurred during the nine months ended September 30, 2013 represent costs incurred in connection with our investment in Playa and costs incurred to acquire the Hyatt Regency Orlando.

(4)
Debt settlement costs primarily represent $40 million in premiums partially offset by a $7 million gain related to the unamortized benefit from the settlement of the interest rate swaps on our 2015 Notes and other non-cash charges. See Note 8 for further details.

(5)	During the nine months ended September 30, 2013, we committed to fund $20 million to a charitable foundation with the intent that the foundation will fund charitable activities over time.
Provision for income taxes.    Our effective income tax rate was a provision of 47.7% and 41.3% for the three months ended September 30, 2014 and 2013, respectively, and a provision of 37.8% and 33.8% for the nine months ended September 30, 2014 and 2013, respectively.
For the three months ended September 30, 2014, the effective tax rate differs from the U.S. statutory federal income tax rate of 35% primarily due to the impact of a shift in our earnings mix in locations with higher tax rates and an expense of $6 million (including $1 million of interest) due to a provision for uncertain tax positions, primarily offset by other insignificant items. For the nine months ended September 30, 2014, the effective tax rate differs from the U.S. statutory federal income tax rate of 35% primarily due to the above-mentioned items, offset by a benefit of $4 million (including $2 million of interest and penalties) related to the expiration of statutes of limitations in certain foreign locations, a benefit of $2 million related to the settlement of tax audits, a $4 million benefit for the release of a valuation allowance of a foreign subsidiary, and a benefit of $2 million related to a state legislative change enacted in the first quarter of 2014.
For the three months ended September 30, 2013, the effective tax rate differs from the U.S. statutory federal income tax rate of 35% primarily due to the shift in our earnings mix in locations with higher tax rates, partially offset by a benefit of $3 million related to the reduction in statutory tax rates enacted by foreign jurisdictions during the quarter. For the nine months ended September 30, 2013, the effective tax rate differs from the U.S. statutory federal income tax rate of 35% primarily due to the impact of a shift in our earnings mix in locations with higher tax rates. This increase is offset by a $4 million benefit for an adjustment to the opening balance of certain deferred tax assets, a benefit of $3 million (including $1 million interest) related to the settlement of tax audits, a benefit of $4 million (including $2 million of interest and penalties) related to the expiration of statutes of limitations in certain foreign locations, a benefit of $3 million related to the reduction in statutory tax rates enacted by foreign jurisdictions during the third quarter and a benefit of $2 million with respect to foreign currency fluctuations related to uncertain tax positions.
Segment Results
We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA, as described in Note 14. The segment results presented below are presented before intersegment eliminations.
Owned and Leased Hotels.  Revenues increased $34 million and $110 million in the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013, which included $3 million and $9 million in net favorable currency impact.
Worldwide comparable hotel revenues increased $29 million and $63 million in the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013. For the three and nine months ended September 30, 2014, $24 million and $56 million in increased revenue was generated primarily by Americas full service hotels, respectively, and $5 million and $7 million in increased revenue was generated by select service hotels during each period, respectively. For the three and nine months ended September 30, 2014, revenue growth at our comparable full service hotels was driven by improved transient average daily rate, improved group demand and increased food and beverage revenues in the Americas. Revenue growth at comparable select service hotels for the three and nine months ended September 30, 2014 was driven by improved average daily rates. Comparable RevPAR at our owned and leased hotels in the three and nine months ended September 30, 2014 increased by 7.6% and 6.3%, respectively, compared to the three and nine months ended September 30, 2013. These increases were primarily driven by improvements in average daily rate.
Non-comparable owned and leased hotels revenue increased $5 million and $47 million in the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013. The increases during the three and nine months ended September 30, 2014, as compared to the same periods in the prior year, were primarily driven by four full service hotels and two select service hotels newly opened or acquired in 2013 and 2014. These increases were partially offset by seven full service hotels sold in 2013 and 10 hotels sold and two hotels that were consolidated into one hotel in 2014. Non-comparable owned and leased hotels revenue increased less in the second and third quarters of 2014 as compared to the first quarter of 2014, primarily due to the sale of nine select service and one full service property in the first quarter of 2014.
During the three months ended September 30, 2014, we did not remove any properties from the comparable owned and leased hotels results. During the nine months ended September 30, 2014, we removed nine select service properties and one full service property that were sold in the period from the comparable owned and leased hotels results. Also during the nine months ended September 30, 2014, we removed two full service hotels from the comparable owned and leased hotels results. These two hotels are adjacent to one another and their operations were consolidated into one hotel. The newly consolidated hotel does not have comparable results for the periods presented.

	Three Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2014	2013	Better / (Worse)	2014	2013	Change in Occ % pts	2014	2013	Better / (Worse)
Full Service	$175	$164	7.2%	79.8%	78.3%	1.5%	$220	$209	5.2%
Select Service	93	85	9.5%	80.2%	79.5%	0.7%	116	107	8.5%
Total Owned and Leased Hotels	$155	$144	7.6%	79.9%	78.6%	1.3%	$194	$183	5.8%

	Three Months Ended September 30,
(in millions except percentages)	2014	2013	Better / (Worse)
Segment Revenues	$555	$521	$34	6.5%
Segment Adjusted EBITDA	$123	$111	$12	10.8%

	Nine Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2014	2013	Better / (Worse)	2014	2013	Change in Occ % pts	2014	2013	Better / (Worse)
Full Service	$170	$159	6.4%	77.3%	75.5%	1.8%	$220	$211	3.9%
Select Service	86	82	5.5%	76.8%	77.9%	(1.1)%	112	105	6.9%
Total Owned and Leased Hotels	$149	$140	6.3%	77.2%	76.1%	1.1%	$193	$184	4.8%

	Nine Months Ended September 30,
(in millions except percentages)	2014	2013	Better / (Worse)
Segment Revenues	$1,695	$1,585	$110	6.9%
Segment Adjusted EBITDA	$405	$351	$54	15.4%

Adjusted EBITDA increased by $12 million and $54 million (including $1 million in net favorable currency impacts in each period) in the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013. Adjusted EBITDA at our comparable owned and leased properties increased $14 million and $25 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, due primarily to increased average daily rates at our full service and select service hotels in the Americas, partially offset by higher payroll and related costs and increased rent expense. Adjusted EBITDA at our non-comparable hotels decreased $8 million and increased $13 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The decrease in the three months ended September 30, 2014 and the increase in the nine months ended September 30, 2014, as compared to the same periods in the prior year, were primarily due to the aforementioned four full service and two select service hotels newly opened or acquired in 2013 and 2014, partially offset by the seven full service hotels sold in 2013 and 10 hotels sold and two hotels that were consolidated into one hotel in 2014. Non-comparable hotels Adjusted EBITDA decreased in the three months ended September 30, 2014, as compared to an increase in the nine months ended September 30, 2014, primarily due to seasonality related to portfolio changes during the year.
Adjusted EBITDA at our joint venture hotels increased $6 million and $16 million during the three and nine months ended September 30, 2014, respectively, which included insignificant and $1 million in net unfavorable currency impacts, respectively. The increases in the three and nine months ended September 30, 2014 were primarily driven by our investment in Playa in 2013, a new hotel opening in 2013, and three hotels that benefited from improved performance. These increases were partially offset by our acquisition of our joint venture partner's interest in a full service hotel in the fourth quarter of 2013 and by the sale of a hotel by a joint venture in the second quarter of 2014 in which we hold an equity interest.
Americas management and franchising.    Americas management and franchising total segment revenues increased by $32 million and $111 million in the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013, which included insignificant and $1 million in net unfavorable currency impacts, respectively. Other revenues from managed properties increased by $17 million and $68 million in the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013.
Management, franchise and other fees increased by $15 million and $43 million during the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013. Management fees increased $8 million and $20 million during the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. These increases were primarily driven by improved transient rate and group demand at existing hotels, as well as new full service hotels in the United States. Franchise fees increased $4 million and $13 million during the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year, largely driven by new and converted hotels and improved performance at existing hotels. Other fee revenues increased by $3 million and $10 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. These increases in other fee revenues were driven by the amortization of deferred gains from hotels sold subject to long-term management agreements. The increase for the nine months ended September 30, 2014 also included termination fees of $5 million.

Our full service hotels comparable RevPAR improved 8.4% and 7.1% (or increased 8.8% and 7.8% excluding the unfavorable currency impacts) in the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. The increases during the three and nine months ended September 30, 2014 were primarily due to increased transient rate and group occupancy. Comparable RevPAR at our select service hotels in the three and nine months ended September 30, 2014 increased by 9.7% and 8.4%, respectively, compared to the three and nine months ended September 30, 2013, driven primarily by increased average daily rate.
During the three months ended September 30, 2014, two properties were removed from the comparable Americas full service systemwide hotels, one property that left the chain and one property that was damaged by an earthquake. During the nine months ended September 30, 2014, four properties were removed from the comparable Americas full service systemwide hotels, three properties that left the chain and one property that was damaged by an earthquake. During the three months ended September 30, 2014, no properties were removed from the comparable Americas select service systemwide hotels and during the nine months ended September 30, 2014, one property was removed from the comparable Americas select service systemwide hotels due to an expansion at that property.

	Three Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2014	2013	Better / (Worse)	2014	2013	Change in Occ % pts	2014	2013	Better / (Worse)
Americas Full Service	$149	$137	8.4%	78.9%	78.1%	0.8%	$188	$176	7.3%
Americas Select Service	96	87	9.7%	79.9%	79.1%	0.8%	120	111	8.6%

	Three Months Ended September 30,
(in millions except percentages)	2014	2013	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$80	$65	$15	23.1%
Other Revenues from Managed Properties	389	372	17	4.6%
Total Segment Revenues	$469	$437	$32	7.3%
Segment Adjusted EBITDA	$66	$52	$14	26.9%

	Nine Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2014	2013	Better / (Worse)	2014	2013	Change in Occ % pts	2014	2013	Better / (Worse)
Americas Full Service	$144	$134	7.1%	76.5%	75.1%	1.4%	$188	$178	5.2%
Americas Select Service	92	85	8.4%	78.3%	77.1%	1.2%	118	110	6.8%

	Nine Months Ended September 30,
(in millions except percentages)	2014	2013	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$247	$204	$43	21.1%
Other Revenues from Managed Properties	1,166	1,098	68	6.2%
Total Segment Revenues	$1,413	$1,302	$111	8.5%
Segment Adjusted EBITDA	$201	$162	$39	24.1%
Adjusted EBITDA increased by $14 million and $39 million in the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013, which included insignificant and $1 million in net unfavorable currency impacts, respectively. The increase in Adjusted EBITDA during the three months ended September 30, 2014 compared to the same period in the prior year was primarily due to the aforementioned $15 million increase in management, franchise and other fees, partially offset by a $1 million increase in selling, general, and administrative expenses. The $39 million increase in Adjusted EBITDA during the nine months ended September 30, 2014 compared to the same period in the prior year was primarily due to the increase in management, franchise and other fees of $43 million, partially offset by a $4 million increase in selling, general, and administrative expenses. The increase in selling, general and administrative costs was primarily driven by increased marketing costs of $3 million.
ASPAC management and franchising.  ASPAC management and franchising segment revenues increased by $5 million and $6 million in the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013, which included insignificant and $1 million in net unfavorable currency impacts, respectively. Other revenues from managed properties were flat and increased $1 million in the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013.
Management, franchise and other fees increased $5 million in both the three and nine months ended September 30, 2014 compared to the same periods in the prior year. The increase in both the three and nine months ended September 30, 2014 was primarily due to a $4 million and $5 million increase in management fees, respectively, driven by improved transient demand at properties in China. The increase for the three months ended September 30, 2014 also included $1 million in other fee revenues.
During the three and nine months ended September 30, 2014, RevPAR increased 3.5% and 3.2% (or increased 4.1% and 5.6% excluding the unfavorable currency impacts), respectively, compared to the three and nine months ended September 30, 2013. Excluding the aforementioned unfavorable currency impacts, the increases in RevPAR for the three and nine months ended September 30, 2014 were driven by increased occupancy in parts of China and improved occupancy and average daily rate in parts of Japan.
During the three and nine months ended September 30, 2014, we removed one property from the comparable ASPAC full service systemwide hotels due to an expansion at that property.

	Three Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2014	2013	Better / (Worse)	2014	2013	Change in Occ % pts	2014	2013	Better / (Worse)
ASPAC Full Service	$156	$151	3.5%	69.8%	68.1%	1.7%	$224	$222	1.0%

	Three Months Ended September 30,
(in millions except percentages)	2014	2013	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$22	$17	$5	29.4%
Other Revenues from Managed Properties	18	18	—	—%
Total Segment Revenues	$40	$35	$5	14.3%
Segment Adjusted EBITDA	$9	$9	$—	—%

	Nine Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2014	2013	Better / (Worse)	2014	2013	Change in Occ % pts	2014	2013	Better / (Worse)
ASPAC Full Service	$156	$151	3.2%	68.2%	65.8%	2.4%	$228	$229	(0.5)%

	Nine Months Ended September 30,
(in millions except percentages)	2014	2013	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$63	$58	$5	8.6%
Other Revenues from Managed Properties	53	52	1	1.9%
Total Segment Revenues	$116	$110	$6	5.5%
Segment Adjusted EBITDA	$31	$32	$(1)	(3.1)%
Adjusted EBITDA was flat and decreased $1 million in the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013, which included insignificant and

$1 million in net unfavorable currency impacts. The decreases during the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 were driven by a $5 million and $6 million increase in selling, general and administrative expenses, respectively. These increases were primarily driven by $2 million of owner accommodation costs and increased payroll and related costs of $1 million and $2 million, respectively. These increases in selling, general and administrative fees were partially offset by the aforementioned $5 million increase in management, franchise and other fees in both the three and nine months ended September 30, 2014.
EAME/SW Asia management.  EAME/SW Asia management segment revenues increased by $1 million and decreased by $2 million in the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013, which included insignificant currency impacts in each period. Other revenues from managed properties increased $2 million and $5 million in the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013.
Management and other fees decreased by $1 million and $7 million in the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013. The decreases during the three and nine months ended September 30, 2014 were driven by a $3 million and $12 million decrease in incentive fees, respectively, primarily from the four managed hotels in France. The $3 million decrease in incentive fees for the three months ended September 30, 2014, as compared to the same period in the prior year, were partially offset by increased base fees of $2 million, driven by Southwest Asia. The $12 million decrease in incentive fees for the nine months ended September 30, 2014, as compared to the same period in the prior year, was partially offset by increased base fees of $4 million, primarily driven by the four managed hotels in France, and increased other fee revenues of $1 million.
Profit for the four managed hotels in France is below the operating profit threshold as of September 30, 2014, and as a result we have not recorded any incentive fees through the nine months ended September 30, 2014. Our expectation is that we will not recognize incentive fees on the four managed hotels in France for the remainder of 2014 and instead expect to pay approximately €15 million to €20 million in net payments under the guarantee this year.
During the three and nine months ended September 30, 2014, RevPAR increased 7.2% and 4.5% (or 7.8% and 5.6% excluding unfavorable currency impacts), respectively, compared to the same periods in the prior year. Excluding unfavorable currency impacts, the increases in RevPAR during the three months ended September 30, 2014 were driven by improved demand in most areas of India and improved average daily rate in parts of Western Europe. The increases in RevPAR during the nine months ended September 30, 2014 were driven by improved average daily rate in parts of Western and Southern Europe and improved demand in India and parts of the Middle East. These increases were partially offset by decreases in Eastern Europe due to the continued impact of political instability in the region.
During the three months ended September 30, 2014, we did not remove any properties from the comparable EAME/SW Asia full service systemwide hotel results. During the nine months ended September 30, 2014, we removed one property that left the chain from the comparable EAME/SW Asia full service systemwide hotel results. Also during the nine months ended September 30, 2014, we removed two additional hotels from the comparable EAME/SW Asia full service systemwide hotel results. These two hotels are adjacent to one another and their operations were consolidated into one hotel. The newly consolidated hotel does not have comparable results for the periods presented.

	Three Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2014	2013	Better / (Worse)	2014	2013	Change in Occ % pts	2014	2013	Better / (Worse)
EAME/SW Asia Full Service	$148	$138	7.2%	64.0%	60.1%	3.9%	$231	$229	0.7%

	Three Months Ended September 30,
(in millions except percentages)	2014	2013	Better / (Worse)
Segment Revenues
Management and Other Fees	$18	$19	$(1)	(5.3)%
Other Revenues from Managed Properties	13	11	2	18.2%
Total Segment Revenues	$31	$30	$1	3.3%
Segment Adjusted EBITDA	$9	$11	$(2)	(18.2)%

	Nine Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2014	2013	Better / (Worse)	2014	2013	Change in Occ % pts	2014	2013	Better / (Worse)
EAME/SW Asia Full Service	$158	$151	4.5%	65.9%	63.9%	2.0%	$240	$237	1.4%

	Nine Months Ended September 30,
(in millions except percentages)	2014	2013	Better / (Worse)
Segment Revenues
Management and Other Fees	$55	$62	$(7)	(11.3)%
Other Revenues from Managed Properties	38	33	5	15.2%
Total Segment Revenues	$93	$95	$(2)	(2.1)%
Segment Adjusted EBITDA	$30	$39	$(9)	(23.1)%
Adjusted EBITDA decreased $2 million and $9 million in the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013, which included insignificant and $1 million in net unfavorable currency impacts, respectively. The decreases in Adjusted EBITDA during the three and nine month periods ended September 30, 2014 were driven by the aforementioned decreases in management and other fees of $1 million and $7 million, respectively, and increases in payroll and related costs of $1 million and $2 million, respectively.
Corporate and other.    Corporate and other includes unallocated corporate expenses, the results of our vacation ownership business and the results of our co-branded credit card. Corporate and other revenues increased $8 million and $21 million during the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increases during the three and nine months ended September 30, 2014 were primarily due to a $6 million and $16 million increase in other revenues from managed properties and a $3 million and $6 million increase in growth of our co-branded credit card program, respectively, compared to the same periods in 2013. These increases were partially offset by a $1 million decrease in revenues from our vacation ownership properties in each of the three and nine months ended September 30, 2014.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions except percentages)	2014	2013	Better / (Worse)		2014	2013	Better / (Worse)
Corporate and other revenues	$35	$27	$8	29.6%	$98	$77	$21	27.3%
Corporate and other Adjusted EBITDA	$(28)	$(24)	$(4)	(16.7)%	$(85)	$(82)	$(3)	(3.7)%
Adjusted EBITDA decreased $4 million during the three months ended September 30, 2014 as compared to the same period in the prior year. This decrease was due to a $6 million increase in other costs from managed properties, a $4 million increase in selling, general and administrative fees, primarily professional fees, and a $1 million increase in other direct costs, primarily from our co-branded credit card. The increase in corporate and other expenses was partially offset by the aforementioned $8 million increase in corporate and other revenues.

Adjusted EBITDA decreased $3 million during the nine months ended September 30, 2014 as compared to the same period in the prior year. This decrease was due to a $16 million increase in other costs from managed properties, a $4 million increase in other direct costs, primarily from our co-branded credit card, and a $4 million increase in selling, general and administrative fees. The $4 million increase in selling, general and administrative fees was primarily driven by increased professional fees and payroll and related costs, and partially offset by decreased travel costs. The increase in corporate and other expenses was partially offset by the aforementioned $21 million increase in corporate and other revenues.
Eliminations.    Eliminations of $26 million and $79 million for the three and nine months ended September 30, 2014, respectively, and eliminations of $24 million and $76 million for the three and nine months ended September 30, 2013, respectively, primarily represent fees charged by our management and franchising segments to our owned and leased hotels segment for managing their operations.
Non-GAAP Measure Reconciliation
We use the term Adjusted EBITDA throughout this quarterly report. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define consolidated Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro-rata share of unconsolidated hospitality ventures Adjusted EBITDA using our ownership percentage of each venture, adjusted to exclude the following items:

•	equity earnings from unconsolidated hospitality ventures;

•	asset impairments;

•	gains on sales of real estate;

•	other income (loss), net;

•	net income attributable to noncontrolling interests;

•	depreciation and amortization;

•	interest expense; and

•	provision for income taxes.
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

The following table sets forth Adjusted EBITDA by segment for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
(in millions, except percentages)	2014	2013	Better / (Worse)
Owned and leased hotels	$123	$111	$12	10.8%
Americas management and franchising	66	52	14	26.9%
ASPAC management and franchising	9	9	—	—%
EAME/SW Asia management	9	11	(2)	(18.2)%
Corporate and other	(28)	(24)	(4)	(16.7)%
Consolidated Adjusted EBITDA	$179	$159	$20	12.6%

	Nine Months Ended September 30,
(in millions, except percentages)	2014	2013	Better / (Worse)
Owned and leased hotels	$405	$351	$54	15.4%
Americas management and franchising	201	162	39	24.1%
ASPAC management and franchising	31	32	(1)	(3.1)%
EAME/SW Asia management	30	39	(9)	(23.1)%
Corporate and other	(85)	(82)	(3)	(3.7)%
Consolidated Adjusted EBITDA	$582	$502	$80	15.9%

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three and nine months ended September 30, 2014 and 2013:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Adjusted EBITDA	$179	$159	$582	$502
Equity earnings from unconsolidated hospitality ventures	6	16	22	10
Asset impairments	—	—	(7)	(11)
Gains on sales of real estate	3	26	65	125
Other income (loss), net	2	2	(11)	(12)
Net income attributable to noncontrolling interests	(1)	—	(2)	—
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(19)	(13)	(64)	(48)
EBITDA	170	190	585	566
Depreciation and amortization	(91)	(81)	(269)	(254)
Interest expense	(17)	(15)	(54)	(48)
Provision for income taxes	(30)	(39)	(100)	(89)
Net income attributable to Hyatt Hotels Corporation	$32	$55	$162	$175

Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments and cash generated from our operations. As part of our business strategy, we also recycle capital by using net proceeds from dispositions to support acquisitions and new investment opportunities. We are currently pursuing the potential sales of certain full service and select service hotels and expect to generate additional liquidity from these transactions in 2014. When appropriate, we will borrow cash under our revolving credit facility or from other third party sources, and may also raise funds by issuing debt or equity securities as necessary. We maintain a cash investment policy that emphasizes preservation of capital. At September 30, 2014 and December 31, 2013, we had cash and cash equivalents and short-term investments of $293 million and $484 million, respectively. At September 30, 2014, we had cash and cash equivalents of $12 million which was classified as assets held for sale. We believe that our cash position, short-term investments and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives for the foreseeable future.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan. Such repurchase or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. During the nine months ended September 30, 2014, the Board of Directors authorized the repurchase of up to an additional $300 million of the Company's common stock. During the nine months ended September 30, 2014, we continued to make purchases of our common stock under our approved repurchase program. During the three and nine months ended September 30, 2014, we repurchased $79 million and $229 million of the Company's common stock, of which $79 million and $228 million, respectively, was settled in cash during the period. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. See Note 11 for further details of our existing repurchase plans.
During the nine months ended September 30, 2014, we entered into various transactions that impacted our liquidity, which included:

•
Entered into a Second Amended and Restated Credit Agreement with a syndicate of lenders that provides for a $1.5 billion senior unsecured revolving credit facility that matures in January 2019. This restated our existing $1.5 billion facility that was scheduled to mature in September 2016. For a detailed discussion of the revolving credit facility, see "Revolving Credit Facility."

•
Sold nine select service properties and one full service property for a total of $311 million, net of closing costs. In connection with the sale, we transferred net cash and cash equivalents of $1 million, resulting in a net sales price of $310 million. The properties will remain Hyatt-branded hotels for a minimum of 25 years under long-term agreements.

•
Four joint ventures in which we hold ownership interests and that are classified as equity method investments, sold the following hotels to third parties: Hyatt Place Austin Downtown, for which we received cash of $28 million, Hyatt Regency DFW International Airport and another building, for which we received cash of $19 million, Hyatt Place Houston/Sugar Land, for which we received cash of $12 million and Hyatt Place Coconut Point, for which we received cash of $5 million.

•	Acquired the recently constructed Park Hyatt New York hotel for a net purchase price of $391 million.

•	Exercised our purchase option to acquire the Hyatt Regency Grand Cypress hotel for $191 million.

•
Announced a definitive agreement for the sale of Hyatt Residential Group for approximately $220 million, which includes an interest in a joint venture that owns and is developing a vacation ownership property in Maui, Hawaii. The sale closed on October 1, 2014.

•
Announced a definitive agreement for the sale of a portfolio of 38 Hyatt Place and Hyatt House hotels for approximately $590 million. We intend to enter into long-term franchise agreements with the purchaser, with all hotels maintaining their existing Hyatt Place or Hyatt House branding. The sale is expected to close in November 2014.

On October 2, 2014, we announced the sale of the Park Hyatt Washington to a third party for approximately $100 million. We will continue to manage the hotel under a new management agreement.
During 2013, we entered into management agreements and a related performance guarantee with a third party that acquired the four managed hotels in France. The performance guarantee does not have an annual cap and the maximum total commitment under the performance guarantee at inception is €377 million, or $478 million, using exchange rates as of September 30, 2014. We became subject to the guarantee in 2013 with the conversion of the hotels to Hyatt management. Our current expectation is that payment under the performance guarantee in

2014 will not have a significant impact on our liquidity and capital resources. See Note 10 to our condensed consolidated financial statements for further information.
Sources and Uses of Cash
At September 30, 2014 and December 31, 2013, we had cash and cash equivalents of $263 million and $454 million, respectively. At September 30, 2014, we had cash and cash equivalents of $12 million which was classified as assets held for sale. Additionally, we had short-term investments in certificates of deposit and other marketable securities of $30 million as of both September 30, 2014 and December 31, 2013.

(in millions)	Nine Months Ended September 30,
	2014	2013
Cash provided by (used in):
Operating activities	$362	$356
Investing activities	(250)	178
Financing activities	(287)	(173)
Effects of changes in exchange rate on cash and cash equivalents	(4)	—
Cash and cash equivalents classified as assets held for sale	(12)	—
Net (decrease) increase in cash and cash equivalents	$(191)	$361
Cash Flows from Operating Activities
Cash flows provided by operating activities totaled $362 million in the nine months ended September 30, 2014, compared to $356 million in the same period last year. In 2014, cash flows from operations were driven by an increase in net income generated from operations. In 2013, the increase in net income was largely driven by investing activities, primarily due to the sales of real estate and artwork. Changes in working capital and other had a negative impact to operating cash flow due to the timing of prepaid income taxes.
Cash Flows from Investing Activities
Cash flows used in investing activities totaled $250 million in the nine months ended September 30, 2014 compared to cash flows provided by investing activities of $178 million in the same period last year. Specific activity in each period was as follows:
During the nine months ended September 30, 2014:

•
We sold nine select service properties and one full service property for $310 million, net of closing costs and cash transferred, of which $232 million was classified as restricted cash in anticipation of consummation of a like-kind exchange agreement and was released upon the completion of the like-kind exchange.

•	We released $74 million from restricted cash in conjunction with the 2013 sale of Hyatt Key West and the consummation of a like-kind exchange agreement.

•	We acquired the recently constructed Park Hyatt New York hotel, for a net purchase price of $391 million.

•	Capital expenditures were $168 million (see "Capital Expenditures" below).

•	We invested a total of $97 million in investments which includes $84 million in unconsolidated hospitality ventures.

•	We had a total of $21 million in net purchases of marketable securities and short-term investments.

During the nine months ended September 30, 2013:

•	We had a total of $437 million in net proceeds from marketable securities and short-term investments.

•	We sold six full service properties for $423 million, net of closing costs, of which $363 million was classified as restricted cash in anticipation of consummation of a like-kind exchange agreement.

•	We received proceeds of $277 million related to a mortgage loan receivable.

•	We released $44 million from restricted cash in conjunction with the sale of four Hyatt Place properties in 2012, as a like-kind exchange was not executed within the allowable time frame.

•	We sold three Hyatt Place properties for a combined $36 million, net of closing costs.

•
We invested a total of $416 million in unconsolidated hospitality ventures, which included $325 million for an investment in Playa and $66 million related to our commitment to the development of a hotel property in the state of Hawaii.

•	Capital expenditures were $150 million (see "Capital Expenditures" below).

•	We acquired The Driskill in Austin, Texas for a purchase price of $85 million.

Cash Flows from Financing Activities
Cash flows used in financing activities totaled $287 million in the nine months ended September 30, 2014 compared to $173 million in the nine months ended September 30, 2013.
During the nine months ended September 30, 2014, the Company repurchased 4,048,230 shares of Class A common stock for an aggregate purchase price of $229 million of which $228 million was settled in cash during the period. During the nine months ended September 30, 2013, the Company repurchased 6,136,089 shares of common stock for an aggregate purchase price of $252 million.
During the nine months ended September 30, 2014, the Company exercised our purchase option to acquire the Hyatt Regency Grand Cypress hotel for $191 million.
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
During the nine months ended September 30, 2014, we drew $170 million on our revolving credit facility and repaid $40 million. During the nine months ended September 30, 2013, we did not draw on our revolving credit facility. During the nine months ended September 30, 2014 and 2013, we drew $14 million and $33 million, respectively, on a construction loan for the development of a hotel in Brazil.
The following is a summary of our debt to capital ratios:

(in millions, except percentages)	September 30, 2014	December 31, 2013
Consolidated debt (1)	$1,427	$1,483
Stockholders’ equity	4,683	4,769
Total capital	6,110	6,252
Total debt to total capital	23.4%	23.7%
Consolidated debt (1)	1,427	1,483
Less: Cash and cash equivalents and short-term investments (2)	293	484
Net consolidated debt (cash and short-term investments)	$1,134	$999
Net debt to total capital	18.6%	16.0%

(1)
Excludes approximately $668 million and $672 million of our share of unconsolidated hospitality venture indebtedness as of September 30, 2014 and December 31, 2013, respectively, substantially all of which is non-recourse to us.

(2)	Excludes $12 million of cash and cash equivalents classified as assets held for sale as of September 30, 2014.
Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance, enhancements to existing properties and investment in new properties.
During the nine months ended September 30, 2014 and 2013, we had total capital expenditures of $168 million and $150 million, respectively. Maintenance expenditures were $64 million and $63 million for the nine months ended September 30, 2014 and 2013, respectively, with the increase driven by increased technology spending, partially offset by decreased spending at both full and select service properties. Expenditures related to investments in new properties were $56 million and $47 million for the nine months ended September 30, 2014 and 2013, respectively. This increase is driven by construction spending on our development of a hotel in Brazil, partially offset by decreased expenditures for select service hotels. Enhancements to existing properties were $48 million and $40 million for the nine months ended September 30, 2014 and 2013, respectively. The increase is primarily driven by increased renovation activity at select service hotels during the nine months ended September 30, 2014. Our select service hotel renovations typically do not require the same level of investment as full service hotel renovations because select service hotels generally have fewer rooms, significantly less meeting space and public areas and no ballroom space. Expenditures at full service properties for nine months ended September 30, 2014 were relatively flat compared to the same period last year as increases at international owned hotels were partially offset by decreased expenditures in the Americas. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations.
Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes. Interest on the Senior Notes is payable semi-annually.

Description	Principal Amount (in millions)
2016 Notes	$250
2019 Notes	196
2021 Notes	250
2023 Notes	350
Total	$1,046
We are in compliance with all applicable covenants under the indenture governing our Senior Notes as of September 30, 2014.
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
The average daily borrowings under the revolving credit facility during the nine months ended September 30, 2014 were $22 million and there were no borrowings under the prior revolving credit facility during the nine months ended September 30, 2013. As of September 30, 2014, the outstanding balance on this credit facility was $130 million. There was no outstanding balance on the prior credit facility at December 31, 2013.
We have $9 million in outstanding undrawn letters of credit that were issued under our revolving credit facility (which reduces the availability thereunder by the corresponding amount) as of September 30, 2014, and $104 million on our prior revolving credit facility as of December 31, 2013. As of September 30, 2014, we had available borrowing capacity of $1.4 billion, net of outstanding undrawn letters of credit.
We are in compliance with all applicable covenants under the revolving credit facility as of September 30, 2014.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $74 million in letters of credit outstanding at September 30, 2014 and $125 million in letters of credit outstanding at December 31, 2013. We had letters of credit issued directly with financial institutions of $65 million and $21 million at September 30, 2014 and December 31, 2013, respectively. These letters of credit had weighted average fees of 102 basis points at September 30, 2014. The range of maturity on these letters of credit was up to one year as of September 30, 2014.
Other Debt Obligations
We are in compliance with all applicable covenants under all debt instruments as of September 30, 2014.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At September 30, 2014, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
Interest Rate Risk
In the normal course of business, we are exposed to the impact of interest rate changes due to our borrowing activities. Our objective is to manage the risk of interest rate changes on the results of operations, cash flows, and the market value of our debt by creating an appropriate balance between our fixed and floating-rate debt. Interest rate derivative transactions, including interest rate swaps, have previously been entered into to maintain a level of exposure to interest rate variability that the Company deems acceptable. As of September 30, 2014 and December 31, 2013, we held no interest rate swap contracts.
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

(in millions)	September 30, 2014	December 31, 2013
Pound Sterling	$175	$168
Korean Won	32	31
Swiss Franc	10	27
Canadian Dollar	3	3
Total notional amount of forward contracts	$220	$229
We intend to offset the gains and losses related to our intercompany loans and transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income attributable to Hyatt Hotels Corporation. For the three and nine months ended September 30, 2014, the effects of these derivative instruments within other income (loss), net on our condensed consolidated financial statements was a gain of $9 million and $1 million, respectively. For the three and nine months ended September 30, 2013, the effect of these derivative instruments was a loss of $12 million and $1 million, respectively. We expect to continue this practice relating to our intercompany loans and transactions, and may also begin to manage the risks associated with other transactional and translational foreign currency volatility within our business.

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

Item 1A. Risk Factors.

At September 30, 2014, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company's purchases of shares of Class A common stock during the quarter ended September 30, 2014:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Program
July 1 to July 31, 2014	347,327	$61.57	347,327	$317,021,580
August 1 to August 31, 2014	633,641	$58.86	633,641	$279,723,644
September 1 to September 30, 2014	331,464	$61.46	331,464	$259,351,335
Total	1,312,432	$60.24	1,312,432

(1)
On October 30, 2013 and May 16, 2014, we announced the approvals of expansions of our share repurchase program pursuant to which we are authorized to purchase up to an additional $200 million and $300 million, respectively, of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. The 2013 and 2014 repurchase programs do not have an expiration date. As of September 30, 2014, the Company had approximately $259 million remaining under its current share repurchase authorization.

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
Amended and Restated Bylaws of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 11, 2014)

10.1	Hyatt Hotels Corporation Fourth Amended and Restated Summary of Non-Employee Director Compensation (Effective January 1, 2015)

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyatt Hotels Corporation

Date:	October 29, 2014	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)