Form 10-K
period 2014-12-31
Hyatt Hotels Corp
filed 2015-02-18
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of June 30, 2014, the aggregate market value of the registrant's Class A common stock, $0.01 par value, held by non-affiliates of the registrant was approximately $2,459.1 million (based upon the closing sale price of the Class A common stock on June 30, 2014 on The New York Stock Exchange). The market value of the registrant's Class B common stock is not included in the above value as there is no active market for such stock.
As of January 31, 2015, there were 36,880,550 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 111,405,463 shares of the registrant's Class B common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Proxy Statement for its 2015 Annual Meeting of Stockholders to be held on May 13, 2015.

HYATT HOTELS CORPORATION

FISCAL YEAR ENDED DECEMBER 31, 2014

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

•	general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth;

•	the rate and the pace of economic recovery following economic downturns;

•	levels of spending in business and leisure segments as well as consumer confidence;

•	declines in occupancy and average daily rate;

•	limited visibility with respect to future bookings;

•	loss of key personnel;

•	hostilities, or fear of hostilities, including future terrorist attacks, that affect travel;

•	travel-related accidents;

•
natural or man-made disasters such as earthquakes, tsunamis, tornados, hurricanes, floods, oil spills, nuclear incidents and global outbreaks of pandemics or contagious diseases or fear of such outbreaks;

•	our ability to successfully achieve certain levels of operating profits at hotels that have performance guarantees in favor of our third-party owners;

•	the impact of hotel renovations;

•	our ability to successfully execute our common stock repurchase program;

•	the seasonal and cyclical nature of the real estate and hospitality businesses;

•	changes in distribution arrangements, such as through Internet travel intermediaries;

•	changes in the tastes and preferences of our customers;

•	relationships with associates and labor unions and changes in labor laws;

•	the financial condition of, and our relationships with, third-party property owners, franchisees and hospitality venture partners;

•	if our third-party owners, franchisees or development partners are unable to access capital necessary to fund current operations or implement our plans for growth;

•	risks associated with potential acquisitions and dispositions and the introduction of new brand concepts;

•	the timing of acquisitions and dispositions;

•	failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals);

•	unforeseen terminations of our management or franchise agreements;

•	changes in federal, state, local or foreign tax law;

•	increases in interest rates and operating costs;

•	foreign exchange rate fluctuations or currency restructurings;

•	lack of acceptance of new brands or innovation;

•	general volatility of the capital markets and our ability to access such markets;

•	changes in the competitive environment in our industry and the markets where we operate;

•	cyber risks and information technology failures;

•	outcomes of legal proceedings; and

•	violations of regulations or laws related to our franchising business.

These factors are not necessarily all of the important factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our business, financial condition, results of operations or cash flows. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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
As used in this annual report, the term “properties” refers to hotels, residential and vacation ownership units that we develop, own, operate, manage, franchise, or to which we provide services or license our trademarks. “Hyatt portfolio of properties” or "portfolio of properties" refers to hotels and other properties that we develop, own, operate, manage, franchise, license, or provide services to, including under our Park Hyatt, Andaz, Hyatt, Grand Hyatt, Hyatt Regency, Hyatt Place, Hyatt House, Hyatt Ziva and Hyatt Zilara brands. Residential ownership units refers to residential units that we manage, or to which we provide services or license our trademarks (such as serviced apartments and Hyatt-branded residential units), some of which we own, that are part of mixed-use projects, which are often adjacent to a full service hotel that is a member of the Hyatt portfolio of properties. Vacation ownership units refer to the fractional and timeshare vacation ownership properties with respect to which we license our trademarks and that are part of the Hyatt Residence Club. Hospitality ventures refer to entities in which we own less than a 100% equity interest.
As used in this annual report, the term “associates” refers to the more than 97,000 individuals working at our corporate and regional offices and our managed, franchised and owned properties. We directly employ approximately 45,000 of these 97,000 associates. The remaining associates are employed by third-party owners and franchisees of our hotels.
Hyatt®, Park Hyatt®, Andaz®, Grand Hyatt®, Hyatt Regency®, Hyatt Place®, Hyatt House®, Hyatt Ziva™, Hyatt Zilara™, Hyatt Residence Club®, Hyatt Gold Passport®, Hyatt Resorts™ and related trademarks, logos, trade names and service marks appearing in this annual report are the property of Hyatt Corporation, a wholly owned subsidiary of Hyatt Hotels Corporation. All other trademarks, trade names or service marks appearing in this annual report are the property of their respective owners.

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
Overview
Hyatt Hotels Corporation is a global hospitality company with widely recognized, industry leading brands and a tradition of innovation developed over our more than fifty-year history. We develop, own, operate, manage, franchise, license or provide services to a portfolio of properties, consisting of full service hotels, select service hotels, resorts and other properties, including timeshare, fractional and other forms of residential and vacation properties. As of December 31, 2014, our worldwide portfolio of properties consisted of 587 properties (155,265 rooms and units). See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a categorized breakdown of our portfolio.
Our full service hotels and resorts operate under five established brands, Park Hyatt, Andaz, Hyatt, Grand Hyatt and Hyatt Regency. Our two select service brands are Hyatt Place and Hyatt House, an extended stay brand. In 2013, we introduced the Hyatt Ziva and Hyatt Zilara all inclusive resort brands, which marked our entry into the all inclusive resort segment. We also manage, provide services to or license our trademarks with respect to residential ownership units that are often adjacent to a Hyatt-branded full service hotel. We consult with third parties in the design and development of such mixed-use projects. We license our trademarks with respect to vacation ownership units, which are part of the Hyatt Residence Club. In 2014, we sold our vacation ownership business to an affiliate of Interval Leisure Group ("ILG") and entered into a long-term license agreement. In January 2015, we announced the launch of our Hyatt Centric brand, which will debut in the second quarter of 2015.
Our associates, whom we refer to as members of the Hyatt family, are more than 97,000 individuals working at our corporate and regional offices and our managed, franchised and owned properties in 50 countries around the world. Substantially all of our hotel general managers are trained professionals in the hospitality industry with extensive hospitality experience in their local markets and host countries. The general managers of our managed properties are empowered to operate their properties on an independent basis using their market knowledge, management experience and understanding of our brands. Our associates and hotel general managers are supported by our regional management teams located in cities around the world and our executive management team, headquartered in Chicago.
We primarily derive our revenues from hotel operations, management and franchise fees and other revenues from managed properties. For the years ended December 31, 2014 and 2013, revenues totaled $4.4 billion and $4.2 billion, respectively, net income attributable to Hyatt Hotels Corporation totaled $344 million and $207 million, respectively, and Adjusted EBITDA totaled $728 million and $680 million, respectively. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Business Metrics Evaluated by Management - Adjusted EBITDA” for our definition of Adjusted EBITDA, why we present it, and for a reconciliation of our consolidated Adjusted EBITDA to net income attributable to Hyatt Hotels Corporation for the periods presented. For the years ended December 31, 2014 and 2013, 78.7% and 78.2% of our revenues, respectively, were derived from operations in the United States. As of December 31, 2014, 74.8% of our long-lived assets were located in the United States. As of December 31, 2014, we had total debt of $1.4 billion, cash and cash equivalents of $685 million and short-term investments of $130 million. As of December 31, 2014, we had available borrowing capacity of $1.5 billion under our revolving credit facility. These sources provide us with significant liquidity and resources for future growth.
Corporate Realignment
On October 1, 2012 we implemented a realignment of our corporate and regional operations to enhance organizational effectiveness and adaptability. The changes were designed to facilitate innovation and further advance Hyatt toward its goal of becoming the preferred hospitality brand for our associates, guests and owners. The organizational evolution was designed to position Hyatt to adapt quickly and effectively to guest and hotel owner needs during the expansion and growth we anticipate across all of our brands in multiple markets over the next several years.

As part of the realignment, we established three operating segments: Americas management and franchising; Southeast Asia, China, Australia, South Korea and Japan ("ASPAC") management and franchising; and Europe, Africa, the Middle East and Southwest Asia ("EAME/SW Asia") management. The operating segments, together with our owned and leased hotels, form our four reportable segments. The results of our vacation ownership business both during our period of ownership and from the ongoing license agreement after the sale of this business in the fourth quarter of 2014, combined with the Hyatt co-branded credit card and unallocated corporate overhead continue to be reported within corporate and other. See Note 19 to our consolidated financial statements included in this annual report for additional information on our segments.
Additionally, as part of our realignment, we created two new functions, the Real Estate and Capital Strategy Group ("Capital Strategy Group") and the Global Operations Center ("GOC"). The Capital Strategy Group, whose costs are included as part of corporate expenses, is responsible for implementing Hyatt's overall capital strategy, managing its hotel asset base and providing support to Hyatt's development professionals around the world. The GOC, whose costs are allocated to our management and franchising businesses, is charged with ensuring that Hyatt's operating segments function according to company-wide principles and standards and enabling ongoing transformation and collaboration to ensure that we optimize our structure and resources.
In furtherance of the realignment implemented in 2012, changes in 2014 included the expansion of the Capital Strategy Group responsibilities to include development and oversight of our overall franchising strategy. We also created the position of the Global President of Operations, who, together with the Group Presidents for each of Hyatt’s three lodging operating segments described above, is responsible for the successful operation of Hyatt’s hotels globally.
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
Our mission, goal and values are interdependent, and we refer to this interdependence as the “Hyatt value chain.” The Hyatt value chain begins with our associates. We believe that our efforts to engage our associates in planning for how we can better serve our fellow associates, guests and owners contributes to their commitment to genuine service, which is the first step to achieving high levels of guest satisfaction. In our view, motivating our associates to become personally involved in serving and demonstrating loyalty to our guests is central to fulfilling our mission. We rely upon the management teams at each of our managed properties to lead by example and we provide them with the appropriate autonomy to make operational decisions in the best interest of the hotel and brand. We believe the managers of our franchised properties are experienced operators with high standards who have demonstrated commitment to our values and our approach to guest service consistent with our mission to enhance guest satisfaction. High levels of guest satisfaction lead to increased guest preference for our brands, which we believe results in a strengthened revenue base over the long term. We also believe that engaged associates will enhance efficient operation of our properties, resulting in improved financial results for our property owners. Sustained adherence to these principles is a basis for our brand reputation and is one of the principal factors behind the decisions by our diverse group of hotel owners and developers to invest in the Hyatt portfolio of properties around the world. We work with existing and prospective hotel owners and developers to increase our presence around the world, which we expect will lead to guest satisfaction, brand preference, and new channels for professional growth for our associates.
Our Competitive Strengths
We have significant competitive strengths that support our goal of being the most preferred brand for our associates, guests and owners.
World Class Brands.    We believe that our widely recognized, industry leading brands provide us with a competitive advantage in attracting and driving preference for our associates, guests and owners. We have consistently received top rankings, awards and accolades for service and guest experience from independent publications and surveys, including Condé Nast Traveler, Travel and Leisure, Forbes and AAA (with whom more than 72 of our hotels hold four diamond status and one property holds five diamond status). Our brand recognition and strength is key to our ability to drive preference for our brands among our associates, guests and owners.
Global Platform with Compelling Growth Potential.    Our existing global presence is widely distributed and we operate in 20 of the 25 most populous urban centers around the globe. We believe that our existing hotels provide us with a strong platform from which to selectively pursue new growth opportunities in markets where we are under-represented. Our dedicated global development executives in offices around the world apply their experience, judgment and knowledge to ensure that the Hyatt portfolio of properties enhances preference for our brands. An important aspect of our compelling growth potential is our strong brand presence in higher growth markets such as India, China, the Middle East and Brazil. The combination of our existing presence and brands, experienced development team, established third-party relationships and significant access to capital provides us with a strong foundation for future growth and long-term value creation.
Deep Culture and Experienced Management Teams.    Hyatt has a strong culture rooted in values that have supported our past success and form the foundation for our future. The members of the Hyatt family are united by shared values, a common mission and a common goal. The associates at our properties are led by an experienced group of general managers. For example, the general managers at our full service owned and managed hotels have an average tenure of more than 25 years at Hyatt. Regional management teams located around the world support our hotel general managers by providing corporate resources, mentorship and coaching, owner support and other assistance. Senior operating management has an average of over 30 years of experience in the industry. Our experienced executive management team sets overall policies for our company, supports our regional teams and our associates around the world, provides strategic direction and leads our global growth initiatives.
Strong Capital Base and Disciplined Financial Approach.    Our approach is to maintain appropriate levels of financial leverage through industry cycles and economic downturns. As of December 31, 2014, we had cash and cash equivalents and short-term investments of $815 million and available borrowing capacity of $1.5 billion. We believe that as a result of our balance sheet strength, we are uniquely positioned to take advantage of strategic opportunities to develop or acquire properties and brands. We adhere to a formal investment process in evaluating such opportunities with input from various groups within our global organization.
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
High Quality Owned Hotels Located in Desirable Markets.    As of December 31, 2014, we operate a high quality portfolio of properties, consisting of 35 owned properties and 32 managed or franchised properties that are owned or leased by unconsolidated hospitality ventures, consisting of luxury and upper-upscale full service, upscale select service hotels and all inclusive resorts in key markets. Our owned full service hotels are located primarily in key markets, including major business centers and leisure destinations with strong growth potential, such as Chicago, London, Mexico City, New York, Paris, San Francisco, Seoul and Zurich. Our hospitality ventures include 50% ownership interests in properties in Mumbai and São Paulo. A number of our owned hotels and hospitality venture properties are unique assets with high brand recognition and a strong position in their local markets. In 2014, we opened the Park Hyatt New York, the flagship hotel of the globally recognized Park Hyatt brand, giving the brand representation in an additional key market. In 2013, a Hyatt subsidiary acquired the hotel previously known as The Peabody Orlando, and subsequently rebranded it the Hyatt Regency Orlando, adding to our portfolio a high quality 1,641 room hotel located adjacent to one of the largest convention facilities in the United States. As a significant owner of hotel assets, we believe we are well-positioned as demand strengthens, as we expect earnings growth from owned properties to outpace revenue growth at managed properties due to the operating leverage inherent in owned properties. This benefit can be achieved through increased earnings from our owned assets and through value realized from selected asset sales.
Our Business Strategy
Our goal is to be the most preferred brand in each customer segment that we serve for our associates, guests and owners. Our strategy for reaching that goal is based on differentiating Hyatt through powerful brands and innovation and generating long-term, sustainable growth for the company that will create shareholder value and career development opportunities for associates. We implement our strategy through a focus on five strategic priorities:

Talent and Reputation
Talent and reputation focuses on attracting, developing, rewarding and retaining individuals who distinguish Hyatt from our competitors and provide a unique experience to our guests. We recognize that our people and our culture are our greatest assets. Our goal is to grow a strong pipeline of diverse and talented colleagues and to provide them with opportunities to fulfill their personal potential and development while helping to make Hyatt successful.
Our brands are defined, in large part, by the authentic hospitality that our associates deliver to our guests. We believe that while a great product is necessary for success, a service model that promotes genuine care for our guests and that is focused on their particular needs is the key to a sustainable long-term advantage. Therefore, we strive to involve our associates in deciding how we care for our guests and identifying what we can do to improve guest satisfaction. We rely on our hotel general managers to lead by example and foster associate engagement. We believe that associate engagement results in higher levels of customer satisfaction and improves the performance of our properties. To assist in this process, we aim to ensure that talented management teams are in place worldwide and to reward those teams that achieve higher levels of associate engagement, guest satisfaction and hotel financial performance.
Our reputation is a reflection of how we conduct ourselves and our business in the communities in which we live and work. One of our principal tools to enhance Hyatt's reputation is Hyatt Thrive, our corporate responsibility program. Through Hyatt Thrive initiatives we volunteer in our communities, support organizations that work in our communities, and work to reduce our waste and carbon footprint – in short, to make the communities in which we operate places where we want to live, where guests want to visit and where our owners want to invest.
Brands and Innovation
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
Successful innovation has been a hallmark of Hyatt since its founding. Hyatt has a long history of commitment to impactful architectural design in both the large-scale convention market and smaller leisure spaces. Our dedicated innovation function, with representation at the highest level of our organization, ensures we continuously probe deeper and uncover new opportunities for enhancing the guest experience in each of our brands. We launched our Hyatt Place brand in 2006 and our Andaz brand in 2007, each of which features a unique internally-developed service model. In 2011, we launched Hyatt House, a revitalized extended stay concept that was designed based on insights gained from guests who frequent extended stay hotels. In 2013, we launched Hyatt Ziva and Hyatt Zilara, two new all inclusive resort brands that were developed to ensure that the all inclusive experience reflects what guests truly want from an all inclusive stay. In January 2015, we announced the launch of our Hyatt Centric brand, which will debut in the second quarter of 2015. The Hyatt Centric brand is a full service hotel brand designed to put our guests at the center of the action in some of the world's most popular cities and deliver on their desire for experiential travel. We have a long track record of creative approaches to food and beverage at our hotels throughout the world, and we have created profitable and sought-after venues that create and enhance demand for our hotel properties.
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

Our Hyatt Gold Passport guest loyalty program is designed to attract new guests and to demonstrate our loyalty to our best guests. In the year ended December 31, 2014, our total membership increased to over 18 million members. Stays by Hyatt Gold Passport members represented 36% of total room nights during 2014. In 2014, Hyatt Gold Passport won four Freddie Awards, including best elite travel program in the Americas and best elite travel program and program of the year in the Middle East/Oceania, as well as an honorary award for the launch of our new relationship with MGM Resorts International®. Hyatt Gold Passport also launched Points + Cash, a program that allows members to redeem points for faster free nights. The Hyatt Credit Card, a co-branded Visa credit card launched in 2010 by Hyatt and Chase Card Services, continued to show strong growth in card member acquisitions and existing member spend.
Growth and Capital Strategy
We are focused on creating long-term shareholder value, and on where and how we invest to expand our presence in key locations. We believe that the scale of our presence around the world is small relative to the recognition of our brands and our excellent reputation for service and, therefore, we have a unique opportunity to grow.

o
Increase Market Presence.    We focus our expansion efforts on under-penetrated markets where we already have an established presence and on locations where our guests are traveling but where we do not have a presence. We intend to expand our presence by increasing the number of hotels in the Hyatt portfolio of properties, primarily by entering into new management and franchising agreements. We believe our intense focus on each customer group that we serve and our understanding of how we can serve them in new locations will result in quality growth. We have made significant progress in expanding our presence through development of new hotels and conversion of existing hotels over the past few years. For example, in New York City, we have expanded our presence from one property at the time of our IPO in 2009 to nine properties as of December 31, 2014, with each property either newly built or freshly renovated in recent years. In 2013, we more than doubled the number of Hyatt locations in France, adding more than 1,700 rooms to our portfolio. Expansion in emerging markets like China and India is central to our international growth strategy as penetration into growing cities and resort destinations provides the Company with the opportunity to drive preference for our brands as we serve a broader base of guests in these high growth markets. As of December 31, 2014, there were approximately 90 hotels open or under development in China in markets such as Beijing, Hong Kong, Macau, Shanghai and Shenzhen. In India, the total number of hotels open or under development was approximately 50 properties as of December 31, 2014. In addition to China and India, we have also announced further expansion plans into diverse international markets including Brazil, Germany, Indonesia, Japan, New Zealand, Singapore and Thailand.

o
Expand Select Service Presence.    We continue to expand Hyatt Place and Hyatt House, which we believe will support our overall growth and enhance the performance of all of our brands. We intend to grow our select service presence through third-party construction of new franchised properties, conversion and renovation of existing non-Hyatt properties, and in certain cases, participation in the development of new managed properties. We believe that the opportunity for properties that provide a select offering of services at a lower price point than full service hotels is particularly compelling in certain markets, including India, China and the Middle East, where there is a large and growing middle class along with a meaningful number of local business travelers. We opened the first Hyatt Place hotel outside of the United States in 2012. As of December 31, 2014, we had twelve Hyatt Place hotels operating outside of the United States in nine countries, including Armenia, China, Chile, Costa Rica, India, Mexico, the Netherlands, Panama and the United Arab Emirates. In addition to these hotels, we have announced new management agreements for select service properties currently under development in Brazil, China, India, Mexico, Morocco, Thailand, Saudi Arabia, Switzerland and the United Kingdom.

o
Increase Focus on Franchising.    We continue to increase our franchised hotel presence, primarily in the United States, for our select service brands and our Hyatt and Hyatt Regency brands. By increasing our focus on franchising, we believe that we will gain access to capital from developers and property owners that specifically target franchise business opportunities. We have an internal team dedicated to supporting our franchise owners and to driving the expansion of our franchised hotel presence. We plan to expand existing relationships and develop new relationships with franchisees who demonstrate an ability to provide excellent customer service and maintain our brand standards. In support of our strategy, we sold 43 select service hotels during 2014 and signed long-term franchise agreements with the purchasers, who intend to spend approximately $56 million in additional capital across these hotels.

o
Utilize our Capital and Asset Base for Targeted Growth.    The combination of our significant liquidity and strong capital position coupled with our large, high quality asset base provides a unique platform to support our growth strategy. We take a comprehensive approach to our efforts to recycle hotel real estate assets and to manage capital deployment in furtherance of our expansion plans as described above under “-Increase Market Presence” and “-Expand Select Service Presence.” Capital deployment will continue to be done with an objective to maximize long-term shareholder value and we will assess and balance liquidity, value and strategic importance in each instance. We also will continue to commit capital to fund the renovation of certain assets in our owned portfolio. While we will selectively dispose of hotel properties, we expect to maintain significant ownership of hotel properties over time given our focus and expertise as an owner. During 2014, we completed several dispositions, including the sale of 52 select service properties, the sale of four full service properties and the sale of Hyatt Residential Group, which included a full service hotel. During 2013, we sold seven full service properties and four select service properties. We entered into long-term management or franchise agreements with the purchaser of each of these properties. These asset sales are consistent with the Company’s asset recycling strategy – selling certain hotels, maintaining presence in markets by entering into new management or franchise agreements, and re-investing sale proceeds into new hotels and other growth opportunities. In 2013, a wholly owned Hyatt subsidiary closed on an investment in Playa Hotels & Resorts B.V. (“Playa”). Playa was formed to own, operate and develop all inclusive resorts. This transaction provides Hyatt with a new guest base, while offering to our existing guests new resort options in sought-after destinations. Our agreement with Playa also provides us with a platform for future global growth in an attractive segment.

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

Corporate Resource Efficiency
By focusing on efficient resource allocation, we will operate smarter, use resources efficiently, and find innovative ways to reduce overhead costs. Keeping corporate costs aligned with growth is expected to generate savings that will allow us to continue to grow and invest in our brands.

Description of Our Brands

Brand	Segment	Customer Base	December 31, 2014 Rooms/Units (1)				Primary Selected Competitors	Key Locations
			% of our Total Portfolio	Americas Region	ASPAC Region	EAME/SW Asia Region
	Full Service/ Luxury	Individual business and leisure travelers; small meetings	4%	1,838	2,417	2,470	Four Seasons, Ritz-Carlton, Peninsula, St. Regis, Mandarin Oriental	Buenos Aires, Dubai, Paris, New York, Shanghai, Sydney, Washington D.C.
	Full Service/ Upper Upscale	Individual business and leisure travelers; small meetings	2%	1,577	467	389	W, Mondrian, The Standard	Amsterdam, London, Los Angeles, Maui, New York, Shanghai, Tokyo
	Full Service/ Upper Upscale	Business and leisure travelers; small meetings	6%	7,339	365	1,501	Marriott, Hilton, InterContinental, Westin, independent and boutique hotels	Abu Dhabi, New York, San Francisco, Seattle, Key West
	Full Service/ Upper Upscale	Individual business and leisure travelers; large and small meetings, social events	15%	9,023	11,467	3,484	Mandarin Oriental, Shangri-La, InterContinental, Fairmont	Beijing, Berlin, Dubai, Hong Kong, New York, Tokyo
	Full Service/ Upper Upscale	Conventions, business and leisure travelers; large and small meetings, social events; associations	46%	51,916	10,226	8,988	Marriott, Sheraton, Hilton, Renaissance, Westin	Boston, Delhi, London, Los Angeles, Mexico City, Orlando, San Francisco
	Select Service/ Upscale	Individual business and leisure travelers; small meetings	19%	28,287	144	926	Courtyard by Marriott, Hilton Garden Inn	Atlanta, Dallas, Dubai, Houston, Miami, Phoenix, Santiago
	Select Service/ Extended Stay	Extended stay guests; individual business and leisure travelers; families; small meetings/trainings	5%	8,281	—	—	Residence Inn by Marriott, Homewood Suites	Austin, Boston, Dallas, Miami, San Francisco
	All Inclusive	Leisure travelers; families; small meetings	1%	1,340	—	—	Club Med, Sandals, Beaches	San Jose del Cabo and Puerto Vallarta, Mexico; Rose Hall, Jamaica;
	All Inclusive	Leisure travelers; adult-only; small meetings	<1%	541	—	—	Club Med, Sandals, Beaches	Cancun, Mexico; Rose Hall, Jamaica
	Vacation Ownership/ Branded Residential	Owners of vacation units, repeat Hyatt business and leisure guests	2%	1,094	128	1,057	Hilton Vacation Club, Marriott Vacation Club, Starwood Vacation Ownership	Aspen, Beaver Creek, Carmel, Dubai, Fukuoka, Key West, Maui, Mumbai
(1) Rooms/Units count includes owned, leased, managed, franchised, branded residential, joint ventures and vacation ownership properties licensed by ILG under the Hyatt Residence Club brand.

Park Hyatt
Park Hyatt hotels provide discerning, affluent individual business and leisure guests with elegant and luxurious accommodations. Guests of Park Hyatt hotels receive gracious service and rare and intimate experiences in a thoughtfully designed contemporary environment. Located in many of the world’s premier destinations, each Park Hyatt hotel is custom designed to combine sophistication with distinctive regional character. Park Hyatt hotels feature well-appointed guestrooms, meeting and special event spaces for smaller groups, critically acclaimed art programs and signature restaurants featuring award-winning chefs.
Andaz
Each Andaz hotel is a boutique-inspired hotel where our guests experience a vibrant yet uncomplicated atmosphere geared towards today’s individual business and leisure travelers. Andaz hotels are designed to reflect local culture and feature a unique and innovative service model. Signature elements include Andaz lounges, which are open, communal settings replacing the traditional lobby, Andaz Studios, which are creative and inspiring spaces for small meetings and gatherings, and Andaz Hosts, who assist guests with everything from check-in to recommending and making restaurant reservations.
Hyatt
Hyatt hotels are smaller-sized properties conveniently located in diverse business and leisure areas. Associates at Hyatt hotels are knowledgeable about their community and focus on offering guests the opportunity to experience the neighborhood like a local. Hyatt hotels accommodate individual business and leisure travelers, as well as smaller scale business meetings and social gatherings.
Grand Hyatt
Grand Hyatt hotels are distinctive hotels in major gateway cities and resort destinations. With presence around the world and critical mass in Asia, Grand Hyatt hotels provide sophisticated global business and leisure travelers with elegant accommodations, extraordinary restaurants, bars, spas and fitness centers, as well as comprehensive business and meeting facilities. Signature elements of Grand Hyatt hotels include dramatic architecture, state of the art technology, and facilities for an array of business or social gatherings of all sizes.
Hyatt Regency
Hyatt Regency hotels are designed to offer a full range of services and facilities tailored to serve the needs of meeting planners, business travelers and leisure guests. Hyatt Regency convention hotels feature spacious meeting and conference facilities designed to provide a productive environment allowing guests to convene and connect. Hyatt Regency hotels in resort locations cater to couples seeking a getaway, families enjoying a vacation together and corporate groups seeking a functional and relaxed atmosphere in which to conduct business and meetings.
Hyatt Place
Hyatt Place hotels create a modern, comfortable and seamless experience, combining style and innovation to create a casual simple hotel experience for today's multi-tasking traveler. Modern spacious guestrooms feature a Cozy Corner sofa sleeper, the Hyatt Grand BedTM and 42" HDTV with plug and play capability. Guests stay connected with free Wi-Fi and enjoy the A.M. Kitchen SkilletTM, a complimentary hot breakfast. Hyatt Place hotels also feature the Gallery Menu, Fresh 24/7, specialty coffees, premium beer, wine and spirits. Properties typically have 125 to 200 rooms and are located in urban, airport and suburban areas. Hyatt Place caters to business travelers as well as leisure guests and families. Hyatt Place hotels are also well suited to serve small meetings and events.
Hyatt House
Hyatt House hotels were designed to create contemporary experiences in casual home comfort, providing a residential atmosphere while guests are away from home. Residentially inspired studio, one- and two- bedroom suites feature contemporary full kitchens and separate living and sleeping areas with flat panel HDTVs. Guests stay connected with free Wi-Fi and enjoy the complimentary hot breakfast and Evening Social, a social hour, Monday through Thursday. Some locations feature an H BAR with a Sip+Savor Menu and full bar. The all-suite hotels are located in urban, airport and suburban areas. Hyatt House caters to extended stay business and leisure travelers as well as families. Hyatt House hotels are also well suited to serve small meetings and events.

Hyatt Ziva
Hyatt Ziva all inclusive resorts cater to vacationing guests of all ages and offer a wide variety of activities that allow them to explore the unique destinations in which the properties are located. Hyatt Ziva resorts are larger resorts catering to families and accommodating groups with varied and well-appointed meeting facilities.
Hyatt Zilara
Hyatt Zilara adult-only all inclusive resorts are located in sought after, unique resort destinations. They offer a wide array of food and beverage services and social activities as well a variety of meeting spaces. Resorts are medium sized where couples or small groups can enjoy intimate, sophisticated surroundings.
Hyatt Residence Club
Hyatt Residence Club provides members with vacation ownership opportunities in regionally inspired and designed residential-style properties with the quality of the Hyatt brand. Members pre-purchase time at a Hyatt Residence Club property and have the flexibility of usage, exchange and rental. Hyatt Residence Club members can choose to occupy their vacation home, to exchange time among 16 Hyatt Residence Club locations, to trade their time for Hyatt Gold Passport points or to travel within the Hyatt system. Alternatively, members can exchange their intervals for stays at other properties participating within Interval International’s program, which has over 2,900 resorts in its exchange network worldwide.
On October 1, 2014, we completed the sale of our vacation ownership business. Prior to the sale, we developed, operated, marketed, and sold timeshare interval and fractional ownership under the Hyatt Residence Club brand name. In conjunction with the sale, we entered into a master licensing agreement. Under the licensing agreement, ILG is the exclusive worldwide developer, marketer, seller, and manager of vacation ownership and related products under the Hyatt Residence Club and Hyatt Vacation Ownership brands. We receive license fees under the licensing agreement with ILG. Many Hyatt Residence Club resorts are located adjacent to hotels we operate and owners have access to certain hotel facilities during their stay.
Residential Ownership Units
Residential ownership units refer to residential units that we manage, or to which we provide services or license our trademarks, such as serviced apartments and Hyatt-branded residential units, one of which we own. Many locations are near or adjacent to full service hotels that are members of the Hyatt portfolio of properties, while others are in unique leisure locations. Studio units feature kitchenettes, while one, two and three bedroom units contain fully equipped kitchens, dining areas and living rooms. Residents in some locations are able to utilize various nearby Hyatt hotel services.
Our Commitment to Corporate Responsibility
Hyatt's global corporate responsibility platform, Hyatt Thrive, is designed to help make our communities places where our associates want to work, our guests want to visit, our neighbors want to live and hotel owners want to invest. Hyatt Thrive reflects our belief that no one better understands a community's most pressing issues - and their solutions - than those who live and work there. Harnessing the power of our more than 97,000 associates at 587 properties and corporate and regional offices around the world, Hyatt Thrive brings together teams of passionate people to focus on positive local efforts that create a significant global impact.
Hyatt Thrive focuses on four key pillars that we believe are essential to a thriving community:

•	Environmental Sustainability

•	Economic Development & Investment

•	Education & Personal Advancement and

•	Health & Wellness
We achieve our goals through a dual focus on environmental stewardship across our hotels, and strengthening our community impact through volunteerism, philanthropy and disaster relief. In addition to our Hyatt Thrive platform, we established Hyatt Hotels Foundation in 2013 with a $20 million contribution from the Company to further our philanthropic initiatives.
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
Terms and Renewals
The average remaining term of our management agreements with third-party owners and unconsolidated hospitality ventures for full service hotels (other than those currently under development) is approximately 12 years in the Americas, approximately 15 years in EAME/SW Asia and approximately 15 years in ASPAC, assuming no renewal options are exercised by either party. The average remaining term of our management agreements with third-party owners and unconsolidated hospitality ventures for select service hotels (other than those currently under development) is approximately 15 years in the Americas, approximately 25 years in EAME/SW Asia and approximately 19 years in ASPAC, assuming no renewal options are exercised by either party.
Certain management agreements allow for extensions of the contract term by mutual agreement, or at the discretion of one of the parties. Including exercise of extension options that are in Hyatt's sole discretion and assuming in certain cases that financial performance tests have been met, the average remaining term of our management agreements is approximately 20 years for our full service hotels located in the Americas, approximately 23 years for our full service hotels located in EAME/SW Asia, approximately 16 years for our full service hotels located in ASPAC, and approximately 30 years for our select service hotels located in the Americas, approximately 41 years for our select service hotels located in EAME/SW Asia and approximately 29 years for our select service hotel located in ASPAC.
Some of our management agreements grant early termination rights to hotel owners upon the occurrence of a stated event, such as the sale of the hotel or our failure to meet a specified performance test. Generally, termination rights under performance tests are based upon the property's individual performance or its performance when compared to a specified set of competitive hotels branded by other hotel operators, or both. These termination rights are usually triggered if we do not meet the performance tests over multiple years. We generally have the option to cure performance failures by paying an amount equal to the shortfall, but in some cases our cure rights may be limited and the result of our failure to meet a performance test may be the termination of our management agreement.
Many of our management agreements are subordinated to mortgages or other secured indebtedness of the owners. In the United States, most lenders have agreed to recognize our right to continue to manage the hotels under the terms set forth in the management agreements if the lenders take possession of the hotel property through foreclosure or similar means.
Franchise Agreements
Our franchise agreements grant our franchisees the limited right to use our name, marks and system in the operation of franchised Hyatt, Hyatt Regency, Hyatt Place, Hyatt House, Hyatt Ziva and Hyatt Zilara properties. We do not participate in the management of our franchised hotels; however, franchisees are required to operate franchised hotels consistent with our brand standards. We approve the plans for, and the location of, franchised hotels and review the operation of these hotels to ensure that our standards are maintained.
Fees
In general, our franchisees pay us an initial application fee and ongoing royalty fees, the amount of which depends on whether the franchised property is a select service hotel or full service hotel. We franchise full service hotels under the Hyatt and Hyatt Regency brands, and all inclusive hotels under the Hyatt Ziva and Hyatt Zilara brands. We franchise select service hotels under the Hyatt Place and Hyatt House brands. Application fees are typically $60,000 for our Hyatt Place hotels and our Hyatt House hotels and the greater of $100,000 or $300 per guest room for our full service hotels. Select service franchisees pay continuing franchise fees calculated as a percentage of gross room revenues, which typically are 3% in the first year of operations, 4% in the second year and 5% through the remainder of the term. Our full service franchisees typically pay us franchise fees calculated as 6% of gross room revenues and 3% of gross food and beverage revenues, although in some circumstances we have negotiated other fee arrangements. Our all inclusive franchisees typically pay us franchise fees calculated as 2.75% of gross revenues.

In addition to our franchise fees, we charge full service franchisees for certain services arranged and provided by us. These activities include centralized reservation functions, certain sales functions, information technology, national advertising, marketing and promotional services, as well as various revenue management and insurance procurement services. We also charge select service franchisees for marketing, central reservations and technology services.
Terms and Renewals
The standard term of our franchise agreements is 20 years, with one 10 year renewal option exercisable by the franchisee, assuming the franchisee has complied with franchise agreement requirements and standards. We have the right to terminate franchise agreements upon specified events of default, including non-payment of fees and non-compliance with brand standards. In the event of early termination for any reason, our franchise agreements set forth liquidated damages that our franchisees must pay to us upon termination. The bankruptcy of a franchisee or lender foreclosure could result in the termination of the franchise agreement. The average remaining base term of our franchise agreements for our select service and full service hotels (other than those currently under development) is approximately 17 years.
Business Segment, Revenues and Geographical Information
For information regarding our four reportable business segments, revenues and geographical information, see Note 19 to our consolidated financial statements included in this annual report.
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
Our corporate sales organizations are focused on growing market share with key accounts, identifying new business opportunities and maximizing our local customer base. Our key accounts consist of: major corporations; national, state and regional associations; specialty market accounts (social, government, military, educational, religious and fraternal); travel organizations; and a broad and diverse group of individual consumers. Our global and regional sales teams target multiple brands to key customer accounts within these groups. No one customer is material to our business. Our global and regional teams consist of over 200 associates focused on group business, business and leisure traveler accounts and travel agencies.
We have global and regional sales offices around the world, including in New York, Chicago, Los Angeles, Washington D.C., London, Moscow, Hong Kong, Paris, Mainz, Mumbai, Delhi, Dubai, Seoul, Shanghai, Sao Paulo, Beijing, Tokyo, Mexico City, Singapore, Jeddah, Cairo, Melbourne and Sydney.
Sales associates at our regional offices and at many of our full service hotels use Envision, our proprietary sales tool, to manage the group rooms forecast, maintain an inventory of definite and tentative group rooms booked each day, streamline the process of checking guest room availability and rate quotes, and determine meeting room availability.
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
We have seven global contact centers that service our global guest base 24 hours per day, seven days per week and provide reservation services in over 20 languages. While we continue to provide full reservation services via telephone through our global contact centers, we have made significant investments in internet booking capabilities on Hyatt.com and through online booking partners.
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
Hyatt Gold Passport members earn points based on their spending at our properties or in connection with spending on the Hyatt Credit Card. ILG also participates in the Hyatt Gold Passport program through a separate agreement we entered into in connection with the sale of our vacation ownership business. Hyatt Gold Passport points can be redeemed at all properties across our brands and can also be converted into airline miles with numerous participating airlines and redeemed with other third parties.
Hyatt Gold Passport is funded through a contribution from eligible revenues generated from Hyatt Gold Passport members. These funds are applied to reimburse hotels for room nights when members redeem Hyatt Gold Passport points and to pay for administrative expenses and marketing initiatives to support the program.
As of December 31, 2014, Hyatt Gold Passport had over 18 million members, and during 2014, Hyatt Gold Passport members represented 36% of total room nights systemwide.
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
We compete for management agreements based primarily on the value and quality of our management services, our brand name recognition and reputation, our ability and willingness to invest our capital in third-party owned or hospitality venture projects, the level of our management fees and the economic advantages to the property owner of retaining our management services and using our brand name. We compete for franchise agreements based primarily on brand name recognition and reputation, the room rate that can be realized and total revenues we can deliver to the properties. Other competitive factors for management and franchise agreements include relationships with property owners and investors, including institutional owners of multiple properties, marketing support, reservation and e-commerce system capacity and efficiency, and the ability to make investments that may be necessary to obtain management and franchise agreements.
The number of branded lodging operators with a global reach and depth of product and offerings similar to us is limited. We believe that our strong customer base, prominent brand recognition, strategic property locations and global development team enable us to compete effectively. For additional information, see Part I, Item 1A, “Risk Factors - Risks Related to Our Business - Because we operate in a highly competitive industry, our revenues, profits or market share could be harmed if we are unable to compete effectively.”

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
Government Regulation
We are subject to numerous foreign, federal, state and local government laws and regulations, including those relating to the preparation and sale of food and beverages, building and zoning requirements, data privacy and general business license and permit requirements, in the various jurisdictions in which we manage, franchise, license and own hotels. Our ability to develop new hotel properties and to remodel, refurbish or add to existing properties is also dependent on obtaining permits from local authorities. We are also subject to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions, hiring and firing, non-discrimination for disabilities and other individual characteristics, work permits and benefit offerings. Federal, state and provincial laws and regulations require certain registration, disclosure statements, compliance with specific standards of conduct and other practices with respect to the franchising of hotels. Additionally, the vacation ownership properties we operated prior to disposition in the fourth quarter of 2014, are subject to local, state and federal requirements regarding the licensing of sales agents, compliance of marketing materials and numerous other requirements regarding the sale and management of vacation ownership properties. Compliance with these various laws and regulations can affect the revenues and profits of properties managed, franchised, licensed or owned and of the vacation ownership business and could adversely affect our operations. We believe that our businesses are conducted in substantial compliance with applicable laws and regulations.
We manage and own hotels with casino gaming operations as part of or adjacent to the hotels. However, with the exception of the Hyatt Regency Aruba Resort and Casino, third parties manage and operate the casinos. We hold and maintain the casino gaming license and manage the casino located at the Hyatt Regency Aruba Resort and Casino and employ third-party compliance consultants and service providers. As a result, our business operations at the Hyatt Regency Aruba Resort and Casino are subject to the licensing and regulatory control of the Departamento pa Asuntonan di Casino (D.A.C.), the regulatory agency responsible for gaming licenses and operations in Aruba.
For the year ended December 31, 2013, Hyatt engaged in certain activities that were subject to disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHR Act”) and Section 13(r) of the Exchange Act.  Hyatt was required to separately file, concurrently with the 2013 annual report, a notice that such activities were disclosed in the 2013 annual report, which notice must also contain the information required by Section 13(r) of the Exchange Act. No activities in 2014 required a similar disclosure.

Employees
As of December 31, 2014, we had approximately 45,000 employees at our corporate offices, regional offices, owned and managed hotels and residential properties. Approximately 24% of those employees were either represented by a labor union or had terms of employment that were determined under a labor agreement. Some of our more than 97,000 associates are employed by certain third-party owners and franchisees of our hotels and are not included in the 45,000 figure above because we do not directly employ them. We believe relations with our employees and associates are good.
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
Insurance
Our owned, managed and franchised hotels are insured under different insurance programs depending on participation in our insurance programs or participation in our owner or franchisee insurance programs. We maintain insurance coverage for hotels owned by the Company under our insurance programs for liability, property, workers compensation and other risks with respect to our business. Our liability insurance provides coverage for most claims, including terrorism, resulting from our operations, goods and services and automobiles. Our property insurance provides coverage for all risks to our properties including fire, windstorm, flood, earthquake and terrorism. Property insurance also includes business interruption coverage. Our workers compensation insurance provides coverage for employee injuries in the course and scope of employment. Hotels managed by the Company are permitted to participate in our insurance programs by mutual agreement with our hotel owners. The majority of our managed hotels participate in our insurance programs. Our management agreements require managed hotels that do not participate in our insurance programs to be insured at coverage levels generally consistent with the coverage levels under our insurance programs, including liability, property, business interruption, workers compensation and other insurance. We are typically covered under these insurance policies to the extent necessary and reasonable. Our franchise agreements require our franchisees to maintain liability, property, business interruption, workers compensation and other insurance at our franchised hotels. We are typically covered under these insurance policies to the extent necessary and reasonable. We believe our insurance policies, as well as those maintained by others related to our managed and franchised hotels that do not participate in our insurance programs, are adequate for foreseeable losses and on terms and conditions that are reasonable and customary with solvent insurance carriers. We also self-insure some of our risks generally through the use of deductibles and retentions. We believe these deductibles and retentions are reasonable and customary for our industry and our size. We use a U.S. based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductibles and retentions.

Stockholder Agreements
The following is a summary of the provisions of the Amended and Restated Global Hyatt Agreement, the Amended and Restated Foreign Global Hyatt Agreement and the Global Hyatt Corporation 2007 Stockholders' Agreement (the "2007 Stockholders' Agreement"). The following descriptions of these agreements do not purport to be complete and are subject to, and qualified in their entirety by, the Amended and Restated Global Hyatt Agreement, Amended and Restated Foreign Global Hyatt Agreement and 2007 Stockholders' Agreement, copies of which have been filed with the Securities and Exchange Commission (“SEC”) and are incorporated by reference herein. For additional information regarding these agreements, please also refer to Part I, Item 1A, “Risk Factors - Risks Related to Share Ownership and Other Stockholder Matters.”
Amended and Restated Global Hyatt Agreement
The trustees of the U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker, our executive chairman, and Mr. Jason Pritzker, one of our directors, have entered into the Amended and Restated Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. As of January 31, 2015, Pritzker family business interests own, directly or indirectly, 86,317,907 shares, or 58.2%, of our total outstanding common stock and control approximately 75.0% of our total voting power. Specifically, such parties have agreed that until the later to occur of (i) January 1, 2015 and (ii) the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote all of their voting securities consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.
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
Amended and Restated Foreign Global Hyatt Agreement
The trustees of the non-U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker and Mr. Jason Pritzker, have entered into the Amended and Restated Foreign Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. As of January 31, 2015, Pritzker family business interests own, directly or indirectly, 86,317,907 shares, or 58.2%, of our total outstanding common stock and control approximately 75.0% of our total voting power. Specifically, such parties have agreed that until the later to occur of (i) January 1, 2015 and (ii) the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of any Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote (or cause to be voted) all of the voting securities held directly or indirectly by them consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.
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
Transfer Restrictions
Other than with respect to the 6,118,275 shares of common stock received by such stockholders in the May 2009 private placement transaction (which, upon the filing of our Amended and Restated Certificate of Incorporation on November 4, 2009, were reclassified into an equal number of shares of Class B common stock), these stockholders are restricted from transferring any shares of our common stock held by them, except to us, or with the prior written consent of our board of directors, their affiliates, in limited amounts over specified time periods as described below and as otherwise permitted pursuant to the terms of the agreement. Subject to the rights of first refusal and “drag along” rights described below and provided that such transfers are accomplished by way of a broad distribution sale, following the consummation of our initial public offering on November 10, 2009, each stockholder party to the 2007 Stockholders' Agreement may transfer up to one-third of its common stock acquired under the Subscription Agreement or upon conversion of Series A Convertible Preferred Stock to unaffiliated third parties during each 365-day period beginning on the three and one-half, four and one-half and five and one-half year anniversaries of November 10, 2009, the closing date of our initial public offering. In addition, subject to the rights of first refusal and “drag along” rights described below, each of such stockholders may transfer up to one-third of its common stock acquired under the Subscription Agreement or upon conversion of Series A Convertible Preferred Stock to unaffiliated third parties (1) at any time following the end of the first calendar year during which the “existing stockholders” (as described below) owned less than 25% of our common stock at any time during such year or (2) at any time following both (a) May 13, 2011, the second anniversary of the issuance of common stock to the relevant stockholders under the Subscription Agreement or the issuance of common stock upon conversion of the Series A Convertible Preferred Stock and (b) the first date on which the applicable market value exceeds 165% of the gross price per share at which the Class A common stock was first traded in connection with our initial public offering; provided that such transfers are accomplished by way of an underwritten public offering or in an otherwise broad distribution sale. The applicable market value of the common stock exceeded 165% on December 23, 2010 and, as a result, the shares held by each of such stockholders that would have been released on the five and one-half year anniversary of November 10, 2009 were “early released” under the terms of the transfer restrictions and became eligible to be sold after May 13, 2011 as described above. Beginning on May 11, 2014 and until May 10, 2015, 6,331,270 of the remaining shares subject to the transfer restrictions set forth in the 2007 Stockholders' Agreement are eligible to be sold. Beginning on May 11, 2015, the remaining 6,331,271 shares subject to the transfer restrictions set forth in the 2007 Stockholders' Agreement will also be eligible to be sold. The term “existing stockholders” is defined in the agreement to mean (i) members of the Pritzker family who are lineal descendants of Nicholas J. Pritzker, deceased, and their spouses, (ii) trusts for the benefit of such persons, and/or (iii) affiliates of any such persons listed in clauses (i) and (ii). Subject to the rights of first refusal and “drag along” rights described below, the transfer restrictions set forth in the 2007 Stockholders' Agreement expire at 11:59 p.m. (Central time) on May 11, 2015, which is the day after the date that is the five and one-half year anniversary of November 10, 2009 (the closing date of our initial public offering).
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
Voting Agreement
Until the date that Mr. Thomas J. Pritzker is no longer our chairman, each stockholder party to the 2007 Stockholders' Agreement has agreed to vote all of their shares of common stock consistent with the recommendations of a majority of our board of directors with respect to all matters. As of January 31, 2015, the stockholders party to the 2007 Stockholders' Agreement own in the aggregate 25,112,086 shares of Class B common stock, or approximately 16.9% of the outstanding shares of our common stock and approximately 21.8% of the total voting power of our outstanding common stock.

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
Macroeconomic and other factors beyond our control as well as the business, financial, operating and other risks of the hospitality industry can adversely affect demand for hospitality products and services. This includes demand for rooms at properties that we manage, franchise, license, own and develop. These factors include:

•	changes and volatility in general economic conditions, including the severity and duration of any downturn in the U.S., Europe or global economy and financial markets;

•	war, civil unrest, terrorist activities or threats and heightened travel security measures instituted in response to these events;

•	fear of outbreaks or outbreaks of pandemic or contagious diseases;

•	climate change and resource scarcity, such as water and energy scarcity;

•	natural or man-made disasters, such as earthquakes, tsunamis, tornados, hurricanes, floods, oil spills and nuclear incidents;

•	changes in the desirability of particular locations or travel patterns of customers;

•	decreased corporate budgets and spending and cancellations, deferrals or renegotiations of group business;

•	low consumer confidence, high levels of unemployment and depressed housing prices;

•	the financial condition of the airline, automotive and other transportation-related industries and its impact on travel;

•	decreased airline capacities and routes;

•	travel-related accidents;

•	oil prices and travel costs;

•	statements, actions or interventions by governmental officials related to travel and corporate travel-related activities, and the resulting negative public perception of such travel and activities;

•	domestic and international political and geo-political conditions;

•	changes in taxes and governmental regulations that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;

•	the costs and administrative burdens associated with compliance with applicable laws and regulations;

•
changes in operating costs, including, but not limited to, labor (including minimum wage increases), energy, food, workers' compensation, benefits, insurance and unanticipated costs resulting from force majeure events;

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

These factors, and the reputational repercussions of these factors, can adversely affect, and from time to time have adversely affected, individual properties, particular regions or our business as a whole. How we manage any one or more of these factors, or any crisis, could limit or reduce demand, or the rates our properties are able to charge for rooms or services, which could adversely affect our financial results and growth. These factors can also increase our costs or affect our ability to develop new properties or maintain and operate our existing properties.

The hospitality industry is cyclical and a worsening of global economic conditions or low levels of economic growth could adversely affect our revenues and profitability as well as cause a decline in or limitation of our future growth.
Consumer demand for our products and services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence and high unemployment or adverse political conditions can lower the revenues and profitability of our owned properties and the amount of management and franchising fee revenues we are able to generate from our managed and franchised properties. In addition, expenses associated with managing, franchising, licensing, or owning hotels and residential and vacation ownership properties are relatively fixed. These costs include personnel costs, interest, rent, property taxes, insurance and utilities, all of which may increase at a greater rate than our revenues and/or may not be able to be reduced at the same rate as declining revenues. Where cost-cutting efforts are insufficient to offset declines in revenues, we could experience a material decline in margins and reduced or negative cash flows. If we are unable to decrease costs significantly or rapidly when demand for our hotels and other properties decreases, the decline in our revenues could have a particularly adverse impact on our net cash flows and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth. Economic downturns generally affect the results derived from owned properties more significantly than those derived from managed and franchised properties given the greater exposure that owners have to the properties' performance. The vacation ownership business is also linked to cycles in the general economy and consumer discretionary spending. As a result, changes in consumer demand and general business cycles can subject and have subjected our revenues to significant volatility.
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
We currently manage, franchise or own hotels and resorts in 50 countries around the world. Our operations outside the United States represented approximately 21% of our revenues for the year ended December 31, 2014. We expect that revenues from our international operations will account for an increasing portion of our total revenues in the future.
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
Competition for Guests
We compete for guests at our hotels and our all inclusive properties based primarily on brand name recognition and reputation, location, customer satisfaction, room rates, quality of service, amenities, quality of accommodations, security and the ability to earn and redeem loyalty program points. In addition to competing with other hotel and resort properties, Hyatt-branded vacation ownership properties compete with national and independent vacation ownership club operators as well as with owners reselling their interests in these properties.
Competition for Management and Franchise Agreements
We compete for management agreements based primarily on the value and quality of our management services, our brand name recognition and reputation, our ability and willingness to invest our capital in third-party owned or hospitality venture projects, the level of our management fees, the terms of our management agreements (including compared to the terms our competitors offer), and the economic advantages to the property owner of retaining our management services and using our brand name. We compete for franchise agreements based primarily on brand name recognition and reputation, the room rate that can be realized and royalty fees charged. Other competitive factors for management and franchise agreements are relationships with property owners and investors, availability and affordability of financing, marketing support, reservation and e-commerce system capacity and efficiency, limitations on the expansion of one or more of our brands in certain geographic areas due to restrictions previously agreed to in order to secure management and franchise opportunities, and the ability to make investments that may be necessary to obtain management and franchise agreements.
Competition for Sales of Hyatt-Branded Vacation Ownership Properties
Under a master license agreement with us, ILG is the exclusive worldwide developer, marketer, seller, and manager of vacation ownership and related products under the Hyatt brand. We receive license fees under the licensing agreement with ILG, including fees based on sales of vacation ownership units. ILG competes for sales of Hyatt-branded vacation ownership properties based principally on location, quality of accommodations, price, financing terms, quality of service, terms of property use, opportunity to exchange for time at other vacation properties and brand name recognition and reputation. In addition to competing with other hotel and resort properties, Hyatt-branded vacation ownership properties compete with national and independent vacation ownership club operators as well as with owners reselling their interests in these properties, which could reduce demand or prices for new vacation ownership properties. ILG’s ability to attract and retain qualified purchasers of Hyatt-branded vacation ownership properties depends on ILG’s success in distinguishing the quality and value of Hyatt-branded vacation ownership products and services from those offered by others. If ILG is unable to do so, ILG’s ability to compete effectively for sales of vacation ownership properties could be adversely affected and our licensing fees could be adversely impacted.
Vacation ownership license agreement with ILG
With the sale of our vacation ownership business and our entering into the license agreement with ILG, we no longer develop, operate or manage the vacation ownership resorts. Hyatt is also no longer involved in the sale and marketing of vacation ownership interests. ILG or approved third parties will now conduct these activities using the Hyatt brand. Affiliates of ILG or approved third parties are required to conduct these activities pursuant to operational and performance requirements set forth in the license agreement, but we are exposed to the risks of ILG defaulting under the license agreement. If we are unable to maintain a good relationship with ILG and/or the licensing agreement with ILG terminates due to a default by ILG, our revenues could decrease and we may be unable to maintain or expand our presence in the vacation ownership segment. Contractual and other disagreements with ILG expose us to liability or result in litigation costs or other expenses, which could lower our profits.

Adverse incidents at or adverse publicity concerning our properties or our corporate responsibilities could harm our brands and reputation as well as reduce our revenues and lower our profits.
Our brands and our reputation are among our most important assets. Our ability to attract and retain guests depends, in part, upon the external perceptions of Hyatt, the quality of our hotels and services and our corporate and management integrity. An incident involving the potential safety or security of our associates or our guests, or adverse publicity regarding safety or security at our competitors' properties or in respect of our third-party vendors or owners and the industry, and any media coverage resulting therefrom, may harm our brands and reputation, cause a loss of consumer confidence in Hyatt and the industry, and negatively impact our results of operations. Additionally, our reputation could be harmed if we fail to act responsibly or are perceived as not acting responsibly or fail to or are perceived to not comply with regulatory requirements in a number of areas such as safety and security, data security, sustainability, responsible tourism, environmental management, human rights and support for local communities. The continued expansion in the use of social media over recent years has compounded the potential scope of the negative publicity that could be generated and could increase our costs, lead to litigation or result in negative publicity that could damage our reputation. Adverse incidents have occurred in the past and may occur in the future.
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
Generally, termination rights under performance tests are based upon the property's individual performance, its performance when compared to a specified set of competitive hotels branded by other hotel operators, or both. Some agreements require a failure of one test, and other agreements require a failure of more than one test, before termination rights are triggered. These termination rights are usually triggered if we do not meet the performance tests over multiple years. Generally, we have the option to cure performance failures by making an agreed upon cure payment. However, our cure rights may be limited in some cases and the failure to meet the performance tests may result in the termination of our management agreement. In the past we have (1) failed performance tests, received notices of termination and elected to make cure payments and (2) failed performance tests and negotiated an alternative resolution. When any termination notice is received, we evaluate all relevant facts and circumstances at the time in deciding whether to cure. See Part IV, Item 15, “Exhibits and Financial Statement Schedule - Note 15 to the Consolidated Financial Statements” for more information related to performance test payments. In addition, some of our management agreements give third-party property owners the right to terminate upon payment of a termination fee to us after a certain period of time or upon sale of the property or another stated event. Our franchise agreements typically require franchisees to pay a fee to us before terminating. In addition, if an owner files for bankruptcy, our management and franchise agreements may be terminable under applicable law. If a management or franchise agreement terminates, we could lose the revenues we derive from that agreement or incur costs related to ending our relationship with the third party and exiting the property.
Certain of our contractual arrangements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels.
The terms of certain guarantees to hotel owners may require us to fund shortfalls if the hotels do not attain specified levels of operating profit. This guaranteed funding to hotel owners may not be recoverable to us and could lower our profits and reduce our cash flows. As an example, in 2013, we entered into management agreements for four hotels in France and a related performance guarantee for the first seven years of the management agreements. At inception, the performance guarantee stipulated a maximum performance guarantee commitment of €377 million, which is reduced by annual payments made under the guarantee. While neither payments to date nor expected payments under this or other guarantees have been or are expected to be significant to our liquidity, future payments under these performance guarantees may adversely affect our financial performance and results of operations.
We are exposed to the risks resulting from significant investments in owned and leased real estate, which could increase our costs, reduce our profits, limit our ability to respond to market conditions or restrict our growth strategy.
Our proportion of owned and leased properties, compared to the number of properties that we manage or franchise for third-party owners, is larger than that of some of our competitors. Real estate ownership and leasing is subject to risks not applicable to managed or franchised properties, including:

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
We hold significant amounts of goodwill, intangible assets, long-lived assets and investments. On a regular basis, we evaluate our assets for impairment based on various triggers, including actual operating losses and trends of projected revenues and profitability, as described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.” During times of economic distress, declining demand and declining earnings often result in declining asset values. As a result, we have incurred and we may in the future incur impairment charges, which could be material and negatively affect our results of operations and earnings.
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
Preparing our financial statements requires us to have access to information regarding the results of operations, financial position and cash flows of our hospitality ventures. Any deficiencies in our hospitality ventures' internal controls over financial reporting may affect our ability to report our financial results accurately or prevent fraud. Such deficiencies could also result in restatements of, or other adjustments to, our previously reported or announced operating results, which could diminish investor confidence and reduce the market price for our shares. Additionally, if our hospitality ventures are unable to provide this information for any meaningful period or fail to meet expected deadlines, we may be unable to satisfy our financial reporting obligations or file our periodic reports in a timely manner.
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
We intend to consider strategic and complementary acquisitions of and investments in other businesses, properties, brands or other assets. For example, in 2014, we acquired the recently constructed Park Hyatt New York for approximately $392 million. In 2013 we purchased the hotel formerly known as The Peabody Orlando for approximately $716 million. We may pursue opportunities in alliance with existing or prospective owners of managed or franchised properties. In many cases, we will be competing for these opportunities with third parties that may have substantially greater financial resources than we do. Acquisitions or investments in businesses, properties, brands or assets, as well as these alliances, are subject to risks that could affect our business, including risks related to:

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
Additionally, we regularly review our business to identify properties or other assets that we believe are in markets or of a property type that may not benefit us as much as other markets or property types. One of our strategies is to selectively dispose of hotel properties and use sale proceeds to fund our growth in markets and with properties that will enhance and expand our brand presence. For example during 2014, we sold 52 select service hotels, 4 full service hotels and the Hyatt Residential Group, which included one full service hotel. We cannot assure you that we will be able to consummate any such sales on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such sales. Dispositions of real estate assets can be particularly difficult in a challenging economic environment, as financing alternatives are often limited for potential buyers. Our inability to sell assets, or to sell such assets at attractive prices, could have an adverse impact on our ability to realize proceeds for reinvestment and hinder our ability to expand our business. In addition, even if we are successful in consummating sales of selected properties, such dispositions may result in losses.
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
We must maintain and renovate the properties that we own in order to remain competitive, maintain the value and brand standards of our properties and comply with applicable laws and regulations. We also selectively undertake ground-up construction of properties. Often these projects include hospitality venture partners. These efforts are subject to a number of risks, including:

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
Additionally, developing new properties typically involves lengthy development periods during which significant amounts of capital must be funded before the properties begin to operate and generate revenue. If the cost of funding new development exceeds budgeted amounts, and/or the time period for development is longer than initially anticipated, our profits could be reduced. Further, due to the lengthy development cycle, intervening adverse economic conditions may alter or impede our development plans, thereby resulting in incremental costs to us or potential impairment charges. Moreover, during the early stages of operations, charges related to interest expense and depreciation may substantially detract from, or even outweigh, the profitability of certain new property investments.
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
As of December 31, 2014, our executed contract base consisted of approximately 250 hotels, or approximately 55,000 rooms. The commitments of owners and developers with whom we have agreements are subject to numerous conditions, and the eventual development and construction of our pipeline not currently under construction is subject to numerous risks, including, in certain cases, obtaining governmental and regulatory approvals and adequate financing. As a result, we cannot assure you that our entire development pipeline will be completed and developed into new hotels.
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
At times, we make loans for hotel development expenditures when we enter into management or franchise agreements with third parties, including hospitality ventures. In certain circumstances we may also provide senior secured financing or subordinated forms of financing (also referred to as mezzanine financing) to third-party owners. We could suffer losses if third-party property owners or franchisees default on loans that we provide. Additionally, from time to time we will provide third-party lenders financial guarantees related to the timely repayment of all or a portion of the associated debt of certain of our unconsolidated hospitality ventures. The guarantees may be for the full amount of the debt or may be limited to our share of the debt. In cases where the guarantee covers the full amount of the debt, we typically obtain reimbursement agreements from our partner(s) or other third parties with the intent to limit our exposure to our share of the debt. See Part IV, Item 15, “Exhibits and Financial Statement Schedule - Note 7 to the Consolidated Financial Statements” for more information related to our loans and other financing arrangements.

Our debt service obligations may adversely affect our cash flow and reduce our operational flexibility.
The terms of the indenture governing our senior notes and those of our revolving credit facility subject us to the following:

•	a risk that cash flow from operations will be insufficient to meet required payments of principal and interest;

•
restrictive covenants, including covenants related to certain financial ratios. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for further information related to restrictions under our financial covenants; and

•
the risk that any increase in the interest rate applicable to any borrowings under our revolving credit facility could reduce our cash flows available for other corporate purposes, including investments in our portfolio, could limit our ability to refinance existing debt when it matures or could increase interest costs on any debt that is refinanced.

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
We expect to derive most of our business from traditional channels of distribution and our website. However, consumers now use internet travel intermediaries regularly. Some of these intermediaries are attempting to increase the importance of generic quality indicators (such as “four-star downtown hotel”) at the expense of brand identification. These intermediaries hope that consumers will eventually develop brand loyalties to their reservation system rather than to our brands. Some of these intermediaries have launched their own loyalty programs to further develop loyalties to their reservation system. If the volume of sales made through internet travel intermediaries increases significantly and consumers develop stronger loyalties to these intermediaries rather than to our brands, our business and revenues could be harmed.

If we or our third-party owners are not able to maintain our current brand standards or develop new initiatives, including new brands, successfully, our business and profitability could be harmed.
We manage and franchise properties owned by third parties under the terms of management and franchise agreements. Substantially all of these agreements require third-party property owners to comply with standards that are essential to maintaining our brand integrity and reputation. We depend on third-party property owners to comply with these requirements by maintaining and improving properties through investments, including investments in furniture, fixtures, amenities and personnel. If our third-party property owners or franchisees fail to make investments necessary to maintain or improve the properties we manage or franchise, our brand preference and reputation could suffer. Moreover, third-party owners or franchisees may be unwilling or unable to incur the cost of complying with brand standards for new and existing brands as such brands may evolve from time to time. As a result, we may be forced to absorb such costs to ensure that brand standards come to market in a timely fashion.
In addition, we are continually developing and launching new initiatives, including new brands or marketing programs, which can be a time-consuming and expensive process. For example, in 2007 we launched our Andaz brand, in 2012 we completed the renaming of our Hyatt Summerfield Suites extended stay brand to Hyatt House and in 2013 we unveiled our all inclusive brands: Hyatt Ziva and Hyatt Zilara. In January 2015, we announced the launch of our Hyatt Centric brand, which will debut in the second quarter of 2015. We have invested capital and resources in owned real estate, property development, brand development and brand promotion. If such initiatives are not well received by our associates, guests and owners, they may not have the intended effect. We may not be able to recover the costs incurred in developing and launching new brands or other initiatives or to realize their intended or projected benefits, which could lower our profits.
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
Certain of our properties are subject to collective bargaining agreements, similar agreements or regulations enforced by governmental authorities. If relationships with our associates, other field personnel or the unions that represent them become adverse, the properties we manage, franchise or own could experience labor disruptions such as strikes, lockouts and public demonstrations. Labor disruptions, which are generally more likely when collective bargaining agreements are being renegotiated, could harm our relationship with our associates or cause us to lose guests. Further, adverse publicity in the marketplace related to union messaging could further harm our reputation and reduce customer demand for our services. Labor regulation, including minimum wage legislation, could lead to higher wage and benefit costs, changes in work rules that raise operating expenses, legal costs, and limitations on our ability or the ability of our third-party property owners and franchisees to take cost saving measures during economic downturns. We do not have the ability to control the negotiations of collective bargaining agreements covering unionized labor employed by third-party property owners and franchisees.
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
Our franchising and licensing businesses and our operations outside the United States are also subject to laws and regulations affecting those businesses.
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
Vacation Ownership
Our licensed vacation ownership properties are subject to extensive state regulation in both the state in which the property is located and the states in which the property is marketed and sold. ILG's marketing for these properties is also subject to federal regulation of certain marketing practices, including federal telemarketing regulations.
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
If we, or our hospitality ventures, fail to comply with these laws and regulations, we could be exposed to claims for damages, financial penalties, reputational harm, incarceration of our associates or restrictions on our operation or ownership of hotels and other properties, including the termination of our management, franchise and ownership rights. These restrictions could increase our costs of operations, reduce our profits or cause us to forgo development opportunities that would otherwise support our growth.

The Iran Threat Reduction and Syria Human Rights Act of 2012 could result in investigations by the U.S. Government against our Company and could harm our reputation and brands.
The Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHR Act”) expanded sanctions against Iran and Syria. In addition, the ITRSHR Act instituted disclosure requirements in annual and quarterly reports for public companies engaged in, or affiliated with an entity engaged in, specified activities under the ITRSHR Act. A company subject to Section 219 of the ITRSHR Act must make detailed disclosures about certain activities knowingly conducted by it or any of its affiliates. In 2013, Hyatt engaged in certain activities that are subject to disclosure pursuant to Section 219 of the ITRSHR Act and Section 13(r) of the Exchange Act. No activities in 2014 required a similar disclosure. Hyatt is required to separately file, concurrently with any ITRSHR Act disclosure, a notice that such activities have been disclosed in its quarterly or annual report filings, which notice must also contain the information required by Section 13(r) of the Exchange Act. The SEC is required to post this notice of disclosure on its website and send the report to the President and certain Congressional committees. The President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed on the Company. Disclosure of such activities, even if they are not subject to sanctions under applicable law, and any sanction actually imposed on us or our affiliates as a result of these activities, could harm our reputation and brands and have a negative impact on our results of operations.
Adverse judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profits or limit our ability to operate our business.
In the normal course of our business, we are often involved in various legal proceedings. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, there could be a material adverse effect on our financial condition and results of operations. Additionally, we could become the subject of future claims by third parties, including current or former third-party property owners, guests who use our properties, our employees, our investors or regulators. Any significant adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. Further, we may incur costs related to claims for which we have appropriate third-party indemnity if such third parties fail to fulfill their contractual obligations.
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
We, our owners and our franchisees carry insurance from solvent insurance carriers that we believe is adequate for foreseeable losses and with terms and conditions that are reasonable and customary. Nevertheless, market forces beyond our control could limit the scope of the insurance coverage that we, our owners or our franchisees can obtain or restrict our ability, our owners' ability or our franchisees' ability to buy insurance coverage at reasonable rates. In the event of a substantial loss, the insurance coverage that we carry, our owners carry or our franchisees carry may not be sufficient to pay the full value of our financial obligations, our liabilities or the replacement cost of any lost investment or property loss. In addition, there are other risks that may fall outside of the general coverage limits of our policies, may be uninsurable, or with respect to which the cost of insurance is too expensive to justify. In some cases, these factors could result in certain losses being completely uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenues, profits, management fees or incentive income from the property, we could remain obligated for performance guarantees in favor of third-party property owners or for their debt or other financial obligations, suffer an uninsured or underinsured property loss or we may not have sufficient insurance to cover awards of damages resulting from our liabilities. If the insurance that we carry, our owners carry or our franchisees carry does not sufficiently cover damages or other losses or liabilities, our profits could be adversely affected.
Any failure to protect our trademarks and intellectual property could reduce the value of our brand names and harm our business.
The reputation and perception of our brands is critical to our success in the hospitality industry. We regularly apply to register our trademarks in the United States and other countries. However, we cannot assure you that those trademark registrations will be granted or that the steps we take to protect our trademarks or intellectual property in the United States and other countries will be adequate to prevent others, including third parties or former associates, from copying or using our trademarks or intellectual property without authorization. Our intellectual property is also vulnerable to unauthorized use in some countries outside the United States, where we may not be adequately protected by local law. If our trademarks or intellectual property are copied or used without authorization, the value of our brands, their reputation, our competitive advantages and our goodwill could be harmed.
Monitoring the unauthorized use of our intellectual property is difficult. We may need to resort to litigation to enforce our intellectual property rights. Litigation of this type could be costly, force us to divert our resources, lead to counterclaims or other claims against us or otherwise harm our business.
Third-party claims that we infringe their intellectual property rights could subject us to damages and other costs and expenses.
Third parties may make claims against us for infringing their intellectual property rights. Any such claims, even those without merit, could:

•	be expensive and time consuming to defend;

•	force us to stop providing products or services that use the intellectual property that is being challenged;

•	force us to redesign or rebrand our products or services;

•	divert our management's attention and resources;

•	force us to enter into royalty or licensing agreements to obtain the right to use a third-party's intellectual property; or

•	force us to pay significant damages.
In addition, we may be required to indemnify third-party owners of the hotels we manage or franchise for any losses they incur as a result of any such infringement claims. Any necessary royalty or licensing agreements may not be available to us on acceptable terms. Any costs, lost revenues, changes to our business or management attention related to intellectual property claims against us, whether successful or not, could impact our business.

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
Cyber risk and the failure to maintain the integrity of customer, associate or company data could result in faulty business decisions, harm to our reputation or subject us to costs, fines or lawsuits.
We are required to collect and retain large volumes of customer data, including credit card numbers and other personally identifiable information and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our associates. We store and process such customer, associate and company data both at onsite facilities and at third-party owned facilities including for example, in a third-party hosted cloud environment. The integrity and protection of our customer, associate and company data is critical to our business. Our customers expect that we will adequately protect their personal information, and the regulations applicable to security and privacy are increasingly demanding, both in the United States and in other jurisdictions where we operate. We continue to develop and enhance controls to protect against, and we maintain an ongoing process which we continuously re-evaluate to identify and mitigate, the theft, loss, fraudulent or unlawful use of customer, associate or company data. We also have what we believe to be adequate and collectible insurance in the event of the theft, loss, fraudulent or unlawful use of customer, associate or company data. Notwithstanding our ongoing efforts, cyber attacks are an increasing challenge, both in pervasiveness as well as magnitude, and penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of customer, associate or company data which could harm our reputation or result in remedial and other costs, fines or lawsuits and which could be in excess of any available insurance that we have procured.
If we fail to stay current with developments in technology necessary for our business, our operations could be harmed and our ability to compete effectively could be diminished.
Sophisticated information technology and other systems are instrumental for the hospitality industry, including systems used for our central reservations, revenue management, property management and Hyatt Gold Passport program, as well as technology systems that we make available to our guests. These information technology and other systems must be refined, updated, or replaced with more advanced systems on a regular basis. Developing and maintaining these systems may require significant capital. If we are unable to replace or introduce information technology and other systems as quickly as our competitors or within budgeted costs or schedules when these systems become outdated or need replacing, or if we are unable to achieve the intended benefits of any new information technology or other systems, our operations could be harmed and our ability to compete effectively could be diminished.

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
All of our cash that is not required to fund our daily operating activities is invested in interest bearing investments with a greater focus placed on capital preservation than on investment return. The majority of our cash balances are held on deposit with high quality financial institutions that hold long-term ratings of at least BBB or Baa from S&P or Moody's, respectively, and in AAA-rated money market funds. As such, we are exposed to counterparty risk on our cash and cash equivalent balances at December 31, 2014. We also have established an investment account for purposes of investing a portion of our cash resources. Although we have not recognized any significant losses to date on these investments, any significant declines in their market values could materially adversely affect our financial condition and operating results. Credit ratings and pricing of these investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk or other factors. As a result, the value and liquidity of our investments could decline and result in a significant impairment, which could materially adversely affect our financial condition and operating results.

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
Our Class B common stock is entitled to ten votes per share and our Class A common stock is entitled to one vote per share. As of January 31, 2015, Pritzker family business interests beneficially own, in the aggregate, 86,293,377 shares, or approximately 77.5%, of our Class B common stock, representing approximately 58.2% of the outstanding shares of our common stock and approximately 75.0% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests will be able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and any other significant transaction. While the voting agreements are in effect, they may provide our board of directors with the effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. This concentrated control will limit your ability to influence corporate matters, and the interests of Pritzker family business interests may not coincide with our interests or your interests. As a result, we may take actions that you do not believe to be in our interests or your interests and that could depress our stock price. See also “ -Voting agreements entered into with or among our major stockholders, including Pritzker family business interests, will result in a substantial number of our shares being voted consistent with the recommendation of our board of directors, and may limit your ability to influence the election of directors and other matters submitted to stockholders for approval.”

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
Pritzker family business interests, which beneficially own as of January 31, 2015, directly or indirectly, 86,317,907 shares, or 58.2% of our total outstanding common stock and control approximately 75.0% of our total voting power, have entered into a voting agreement with respect to all shares of common stock beneficially owned by Pritzker family business interests. During the term of the voting agreement, which expires on the later to occur of January 1, 2015, and the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by non-Pritzker family business interests, Pritzker family business interests have agreed to vote their shares of our common stock consistent with the recommendation of our board of directors with respect to all matters (assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker)) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). In addition, as of January 31, 2015, other existing stockholders, including entities affiliated with Goldman, Sachs & Co. and Madrone GHC, beneficially own, in the aggregate, approximately 22.5% of our outstanding Class B common stock, representing approximately 16.9% of the outstanding shares of our common stock and approximately 21.8% of the total voting power of our outstanding common stock. These entities have entered into a voting agreement with us, with respect to the shares of Class B common stock that they beneficially own, and have agreed to vote their shares of Class B common stock consistent with the recommendation of our board of directors, without any separate requirement that our independent directors agree with the recommendation. These voting agreements expire on the date that Thomas J. Pritzker is no longer chairman of our board of directors. See Part I, Item 1, “Business - Stockholder Agreements.”
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
Future sales in the public market of Class A common stock issuable upon conversion of Class B common stock, or the perception in the market that the holders of a large number of shares of Class B common stock intend to sell shares, could reduce the market price of our Class A common stock. As of January 31, 2015, we had 36,880,550 shares of Class A common stock outstanding and 111,405,463 shares of Class B common stock outstanding.
Of the outstanding shares, 36,855,469 shares of Class A common stock are freely tradable in the public market without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”) unless these shares are held by any of our “affiliates,” as that term is defined in Rule 144 under the Securities Act ("Rule 144"). The remaining 25,081 outstanding shares of Class A common stock and 111,405,463 outstanding shares of Class B common stock are deemed “restricted securities,” as that term is defined in Rule 144. Restricted securities may be sold in the public market only if they are registered under the Securities Act or they qualify for an exemption from registration under Rule 144 or Rule 701 under the Securities Act ("Rule 701").
Substantially all of these restricted securities, together with 24,530 shares of Class A common stock previously registered, are subject to contractual lock-up and certain other restrictions contained in the Amended and Restated Global Hyatt Agreement, the Amended and Restated Foreign Global Hyatt Agreement, or the 2007 Stockholders' Agreement as described in Part I, Item 1, “Business - Stockholder Agreements.” These contractual restrictions may be amended, waived or terminated by the parties to those agreements in accordance with the terms of such agreements without our consent and without notice; with respect to the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement, the 25% limitation on sales of our common stock may, with respect to each 12 month period, be increased to a higher percentage or waived entirely by the unanimous affirmative vote of our independent directors (excluding for such purposes any Pritzker). All shares of Class A common stock, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, will be eligible for resale in compliance with Rule 144 or Rule 701 to the extent the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement, the Amended and Restated Foreign Global Hyatt Agreement, or the 2007 Stockholders' Agreement, as applicable, are waived or terminated with respect to such shares.
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

Time Period	Number of Shares*
During the 6 month period from November 5, 2014 through May 10, 2015	45,676,038 (1)
During the 6-month period from May 11, 2015 through November 4, 2015	6,331,271 (2)
During the 12 month period from November 5, 2015 through November 4, 2016	21,622,682 (3)
During the 12 month period from November 5, 2016 through November 4, 2017	15,235,237 (3)
During the 12 month period from November 5, 2017 through November 4, 2018	6,909,577 (3)
During the 12 month period from November 5, 2018 through November 4, 2019	6,419,886 (3)
During the 12 month period from November 5, 2019 through November 4, 2020	6,271,290 (3)
During the 12 month period from November 5, 2020 through November 4, 2021	2,989,093 (3)
*    The foregoing numbers are based on information as of January 31, 2015 and assume that the maximum number of shares permitted to be sold during each period set forth above are, in fact, sold during each such period, and, further, (i) that the maximum number of shares permitted to be sold during the period from November 5, 2014 through November 4, 2015 by Pritzker family stockholders under the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement are, in fact, sold between November 5, 2014 and May 10, 2015, and (ii) that the maximum number of shares permitted to be sold beginning on May 11, 2015 by the parties to the 2007 Stockholders' Agreement are, in fact, sold between May 11, 2015 and November 4, 2015. To the extent any shares are not sold during the first time period that such shares are eligible to be sold as described above, the number of shares that may be sold in subsequent time periods may change.

(1) Includes (a) 6,143,356 shares that are eligible to be sold at any time, (b) 6,331,270 shares that were “early released” on May 13, 2011 under the 2007 Stockholders' Agreement, provided that such shares are sold in an underwritten public offering or in an otherwise broad distribution sale and subject to the rights of first refusal, “drag along” rights and other restrictions contained in the 2007 Stockholders' Agreement, (c) 6,331,270 shares that are eligible to be sold between the four and one-half and five and one-half year anniversaries of November 10, 2009 (the closing date of our initial public offering), provided that such shares are sold in an underwritten public offering or in an otherwise broad distribution sale and subject to the rights of first refusal, “drag along” rights and other restrictions contained in the 2007 Stockholders' Agreement and (d) 26,870,142 shares eligible to be sold by Pritzker family stockholders under the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement.
(2) Represents shares eligible to be sold under the 2007 Stockholders' Agreement beginning on the five and one-half year anniversary of November 10, 2009 (the closing date of our initial public offering), subject to the rights of first refusal, “drag along” rights and other restrictions contained in the 2007 Stockholders' Agreement.
(3) Represents shares eligible to be sold by Pritzker family stockholders under the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement.
In addition, as of December 31, 2014, 6,971,529 shares of our Class A common stock were reserved for issuance under the Second Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (the “LTIP”). These shares of Class A common stock will become eligible for sale in the public market once those shares are issued or awarded under our LTIP, subject to provisions of various award agreements and Rule 144, as applicable. In addition, 696,612 shares of our Class A common stock were reserved for issuance under the Hyatt Hotels Corporation Employee Stock Purchase Plan (the “ESPP”), 1,169,195 shares of our Class A common stock remained available for issuance pursuant to the Amended and Restated Hyatt Corporation Deferred Compensation Plan (the “DCP”) and 300,000 shares of Class A common stock remained available for issuance pursuant to the Hyatt International Hotels Retirement Plan (commonly known as the Field Retirement Plan) (the “FRP”).
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
Holders of 111,405,463 shares of our Class B common stock (or 75.1% of our total outstanding shares of common stock as of January 31, 2015), including Pritzker family business interests and entities affiliated with Goldman, Sachs & Co. and entities affiliated with Madrone Capital, LLC, have rights, subject to certain conditions, to require us to file registration statements registering sales of shares of Class A common stock acquired upon conversion of such Class B common stock or to include sales of such shares of Class A common stock in registration statements that we may file for ourselves or for other stockholders. In order to exercise such registration rights, the holder must be permitted to sell shares of its common stock under applicable lock-up restrictions. See “-A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well” and Part I, Item 1, “Business - Stockholder Agreements” for additional information with respect to these lock-up provisions. Subject to compliance with applicable lock-up agreements, shares of Class A common stock sold under the registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of Class A common stock issuable upon conversion of shares of Class B common stock are sold in the public market, such sales could reduce the trading price of our Class A common stock. These sales also could impede our ability to raise future capital. Additionally, we will bear all expenses in connection with any such registrations (other than underwriting discounts).
During 2014, certain Pritzker family stockholders exercised their rights to require the Company to register an aggregate of 15,141,517 shares of Class A common stock issuable upon conversion of such stockholders' shares of Class B common stock on a shelf registration statement on Form S-3 pursuant to Rule 415 of the Securities Act. In accordance with the terms of the Registration Rights Agreement, dated as of October 12, 2009, on May 29, 2014, the Company filed an automatic effective shelf registration statement with the SEC to register the resale of such 15,141,517 shares. In connection with such registration, all other holders of registration rights, including trustees of trusts for the benefit of Thomas J. Pritzker and his lineal descendants (including Jason Pritzker), entities affiliated with Goldman, Sachs & Co. and entities affiliated with Madrone Capital, LLC, elected not to exercise their piggyback registration rights.
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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
The following table sets forth a description of each owned or leased property in the Hyatt portfolio of properties as of December 31, 2014.

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Owned and Leased Properties:

Full Service
Americas Owned:
Park Hyatt Chicago	Chicago, IL	198		100%
Park Hyatt New York	New York, NY	210		100%
Andaz 5th Avenue	New York, NY	184		100%
Grand Hyatt New York (4)	New York, NY	1,305		100%
Grand Hyatt San Antonio (4)	San Antonio, TX	1,003		100%
Grand Hyatt San Francisco	San Francisco, CA	660		100%
The Driskill	Austin, TX	189		100%
Hyatt on Main, Green Bay	Green Bay, WI	241		100%
Hyatt The Pike Long Beach (4)	Long Beach, CA	138		100%
Hyatt Regency Aruba Resort and Casino (4)	Palm Beach, Aruba, Dutch Caribbean	357		100%
Hyatt Regency Atlanta	Atlanta, GA	1,260		100%
Hyatt Regency Baltimore (4)	Baltimore, MD	488		100%
Hyatt Regency Coconut Point Resort and Spa	Bonita Springs, FL	454		100%
Hyatt Regency Grand Cypress	Orlando, FL	815		100%
Hyatt Regency Greenwich	Old Greenwich, CT	373		100%
Hyatt Regency Indianapolis (7)	Indianapolis, IN	499		100%
Hyatt Regency Lake Tahoe Resort, Spa and Casino	Incline Village, NV	422		100%
Hyatt Regency Long Beach (4)	Long Beach, CA	528		100%
Hyatt Regency Lost Pines Resort and Spa	Lost Pines, TX	491		100%
Hyatt Regency Louisville	Louisville, KY	393		100%
Hyatt Regency Mexico City	Mexico City, Mexico	755		100%
Hyatt Regency Miami (4)	Miami, FL	612		100%
Hyatt Regency Monterey Hotel & Spa on Del Monte Golf Course (4)	Monterey, CA	550		100%
Hyatt Regency O'Hare	Rosemont, IL	1,096		100%
Hyatt Regency Orlando	Orlando, FL	1,641		100%
Hyatt Regency San Antonio	San Antonio, TX	629		100%
Hyatt Regency Scottsdale Resort and Spa at Gainey Ranch	Scottsdale, AZ	493		100%
Americas Owned		15,984	27

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Americas Leased:
Andaz West Hollywood (3)	West Hollywood, CA	239		—%
Hyatt Regency San Francisco (3)	San Francisco, CA	803		—%
Americas Leased		1,042	2

Total Americas Owned and Leased Properties		17,026	29

EAME/SW Asia Owned:
Park Hyatt Paris - Vendome	Paris, France	153		100%
Park Hyatt Zurich (4)	Zurich, Switzerland	142		100%
Andaz Liverpool Street (4)	London, England	267		100%
Hyatt Regency Baku	Baku, Azerbaijan	159		100%
Hyatt Regency Birmingham	Birmingham, England	319		100%
Hyatt Regency Bishkek (4)	Bishkek, Kyrgyz Republic	178		98%
EAME/SW Asia Owned		1,218	6

EAME/SW Asia Leased:
Andaz Amsterdam, Prinsengracht (3)	Amsterdam, The Netherlands	122		—%
Grand Hyatt Berlin (3) (6)	Berlin, Germany	342		—%
Hyatt Regency Cologne (3) (6)	Cologne, Germany	306		—%
Hyatt Regency Mainz (3) (6)	Mainz, Germany	268		—%
EAME/SW Asia Leased		1,038	4

Total EAME/SW Asia Owned and Leased Properties		2,256	10

ASPAC Owned:
Grand Hyatt Seoul	Seoul, South Korea	601		100%
ASPAC Owned		601	1

Total Full Service Owned and Leased Properties		19,883	40

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Select Service
Owned:
Hyatt House Sacramento/Rancho Cordova	Rancho Cordova, CA	158		100%
Select Service Owned:		158	1

Leased:
Hyatt Place Amsterdam Airport (3)	Amsterdam, The Netherlands	330		—%
Hyatt Place Atlanta/Buckhead (2)	Atlanta, GA	171		—%
Select Service Leased:		501	2

Total Select Service Owned and Leased Properties:		659	3

Unconsolidated Hospitality Venture Properties:

Full Service
Americas Unconsolidated Hospitality Ventures:
Park Hyatt Mendoza, Hotel Casino and Spa (4)	Mendoza, Argentina	186		50%
Andaz Maui at Wailea	Wailea, HI	297		66%
Grand Hyatt Sao Paulo	Sao Paulo, Brazil	466		50%
Hyatt at The Bellevue	Philadelphia, PA	172		50%
Hyatt Regency Columbus (4)	Columbus, OH	633		24%
Hyatt Regency Crystal City at Reagan National Airport	Arlington, VA	686		50%
Hyatt Regency Huntington Beach Resort and Spa (4)	Huntington Beach, CA	517		40%
Hyatt Regency Jersey City on the Hudson	Jersey City, NJ	351		50%
Hyatt Regency Minneapolis	Minneapolis, MN	645		50%
Americas Unconsolidated Hospitality Ventures:		3,953	9

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
EAME/SW Asia Unconsolidated Hospitality Ventures:
Park Hyatt Hamburg (3) (5)	Hamburg, Germany	252		—%
Park Hyatt Milan	Milan, Italy	106		30%
Grand Hyatt Mumbai	Mumbai, India	547		50%
EAME/SW Asia Unconsolidated Hospitality Ventures:		905	3

ASPAC Unconsolidated Hospitality Ventures:
Grand Hyatt Bali	Bali, Indonesia	636		10%
ASPAC Unconsolidated Hospitality Ventures:		636	1

Full Service Unconsolidated Hospitality Ventures:		5,494	13

Select Service
Hyatt Place Atlanta/Perimeter Center	Atlanta, GA	150		40%
Hyatt Place Cuidad del Carmen	Cuidad del Carmen, Mexico	140		50%
Hyatt Place Fair Lawn/Paramus	Fair Lawn, NJ	143		40%
Hyatt Place Fort Worth/Cityview	Fort Worth, TX	127		40%
Hyatt Place Fort Worth/Hurst	Hurst, TX	127		40%
Hyatt Place La Paz	La Paz, Mexico	151		50%
Hyatt Place Minneapolis/Eden Prairie	Eden Prairie, MN	126		40%
Hyatt Place Panama City/Downtown	Panama City, Panama	165		29%
Hyatt Place Phoenix/Gilbert	Gilbert, AZ	127		50%
Hyatt Place Princeton	Princeton, NJ	122		40%
Hyatt Place Los Cabos	San Jose del Cabo, Mexico	157		50%
Hyatt House Atlanta/Cobb Galleria	Atlanta, GA	149		40%
Hyatt House Boston/Waltham	Waltham, MA	135		40%
Hyatt House Miami Airport	Miami, FL	156		40%
Select Service Unconsolidated Hospitality Ventures:		1,975	14

All Inclusive
Hyatt Zilara Cancun	Cancun, Mexico	307		24%
Hyatt Zilara Rose Hall	Montego Bay, Jamaica	234		24%
Hyatt Ziva Los Cabos	San Jose del Cabo, Mexico	619		24%
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	335		24%
Hyatt Ziva Rose Hall	Montego Bay, Jamaica	386		24%
All Inclusive Unconsolidated Hospitality Ventures:		1,881	5

Total Unconsolidated Hospitality Ventures:		9,350	32

(1)	Unless otherwise indicated, ownership percentages include both the property and the underlying land.

(2)	Property is accounted for as a capital lease.

(3)	Property is accounted for as an operating lease.

(4)	Our ownership interest in the property is subject to a third-party ground lease on the land.

(5)	We own a 50% interest in the entity that is the operating lessee and it is an unconsolidated hospitality venture.

(6)	We own a 100% interest in the entity that is the operating lessee.

(7)	In February 2015, we announced the sale of Hyatt Regency Indianapolis.
Below is a summary of our Hyatt managed, franchised and owned and leased hotels, all inclusive properties, and residential and vacation ownership properties by segment for all periods presented.

	December 31, 2014		December 31, 2013		December 31, 2012
	Properties	Rooms/Units	Properties	Rooms/Units	Properties	Rooms/Units
Americas Management and Franchising
Full Service Hotels
Managed	117	61,277	117	61,321	119	60,524
Franchised	34	10,416	33	10,190	24	7,515
Full Service Managed and Franchised	151	71,693	150	71,511	143	68,039
Select Service Hotels
Managed	57	7,995	98	13,256	97	13,049
Franchised	212	28,573	150	20,263	128	16,774
Select Service Managed and Franchised	269	36,568	248	33,519	225	29,823
ASPAC Management and Franchising
Full Service Hotels
Managed	64	23,954	57	21,429	51	20,016
Franchised	2	988	2	988	2	988
Full Service Managed and Franchised	66	24,942	59	22,417	53	21,004
Select Service Hotels
Managed	1	144	—	—	—	—
Select Service Managed	1	144	—	—	—	—
EAME/SW Asia Management
Full Service Hotels
Managed	63	16,832	62	16,742	53	14,098
Select Service Hotels
Managed	5	926	2	210	1	115
Total Managed and Franchised	555	151,105	521	144,399	475	133,079
All Inclusive Properties	5	1,881	2	925	—	—
Vacation Ownership Properties	16	1,094	15	963	15	963
Residences	11	1,185	10	1,101	10	1,102
Grand Total Portfolio	587	155,265	548	147,388	500	135,144

Included in the summary above are the following owned and leased hotels:

	December 31, 2014		December 31, 2013		December 31, 2012
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Owned and Leased Hotels
Full Service hotels
United States	27	15,914	27	15,498	31	14,536
Other Americas	2	1,112	4	2,102	4	2,102
ASPAC	1	601	1	601	1	601
EAME/SW Asia	10	2,256	11	2,438	11	2,441
Select Service hotels
United States	2	329	54	7,400	56	7,669
EAME/SW Asia	1	330	—	—	—	—
Total owned and leased hotels	43	20,542	97	28,039	103	27,349
Corporate Headquarters and Regional Offices
Our corporate headquarters are located at 71 South Wacker Drive, 12th Floor, Chicago, Illinois. These offices consist of approximately 219,900 square feet (net of subleased space). The lease for this property expires on February 29, 2020. We also lease 74,067 square feet of office space at 200 West Monroe Street, Chicago, Illinois. The lease for this property expires on March 31, 2016, with an option to renew. In anticipation of the expiration of these leases we entered into a new lease for a term of seventeen years for initial premises of approximately 236,990 square feet of to be constructed space at 150 N. Riverside Plaza, Chicago, Illinois, commencing on January 1, 2018.
In addition to our corporate headquarters, we lease space for our regional offices, service centers and sales offices in multiple locations, including Beijing, Hong Kong, Shanghai and Shenzhen, People's Republic of China; Cairo, Egypt; Dubai, United Arab Emirates; Gurgaon and Mumbai, India; Jeddah, Saudi Arabia; London, United Kingdom; Mainz, Germany; Marion, Illinois; Melbourne, Australia; Moscow, Russia; Milan, Italy; New York, New York; Paris, France; Opfikon, Switzerland; Singapore, Singapore; Seoul, South Korea; Sao Paulo, Brazil; Omaha, Nebraska; Moore, Oklahoma; Coral Gables, Florida; Tokyo, Japan; and Washington, D.C.
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

Item 4.    Mine Safety Disclosures.

Not Applicable.

Executive Officers of the Registrant.
The following chart names each of the Company's executive officers and their ages and positions as of February 18, 2015. Also included below is biographical information relating to each of the Company's executive officers. Each of the executive officers is elected by and serves at the pleasure of the board of directors.

Name	Age	Position
Thomas J. Pritzker	64	Executive Chairman of the Board
Mark S. Hoplamazian	51	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)
Stephen G. Haggerty	47	Executive Vice President, Global Head of Capital Strategy, Franchising and Select Service
H. Charles Floyd	55	Executive Vice President, Global President of Operations
Peter J. Sears	50	Executive Vice President, Group President—Americas
David Udell	54	Executive Vice President, Group President—ASPAC
Peter Fulton	57	Executive Vice President, Group President—EAME/SW Asia
Rena Hozore Reiss	55	Executive Vice President, General Counsel and Secretary
Robert W. K. Webb	58	Executive Vice President, Chief Human Resources Officer
Maryam Banikarim	46	Executive Vice President, Global Chief Marketing Officer
Thomas J. Pritzker has been a member of our board of directors since August 2004 and our Executive Chairman since August 2004. Mr. Pritzker served as our Chief Executive Officer from August 2004 to December 2006. Mr. Pritzker was appointed President of Hyatt Corporation in 1980 and served as Chairman and Chief Executive Officer of Hyatt Corporation from 1999 to December 2006. Mr. Pritzker is Chairman and Chief Executive Officer of The Pritzker Organization, LLC ("TPO"), the principal financial and investment advisor to various Pritzker family business interests. Mr. Pritzker is Chairman of Marmon Holdings, Inc. and also serves as a Director of Royal Caribbean Cruises Ltd. He served as a Director of TransUnion Corp., a credit reporting service company until June 2010. Mr. Pritzker is a Director and Vice President of The Pritzker Foundation, a charitable foundation; Director and President of the Pritzker Family Philanthropic Fund, a charitable organization; and Chairman and President of The Hyatt Foundation, a charitable foundation which established The Pritzker Architecture Prize.
Mark S. Hoplamazian was appointed to the Board of Directors in November 2006 and named President and Chief Executive Officer of Hyatt Hotels Corporation in December 2006. Prior to being appointed to his present position, Mr. Hoplamazian served as President of TPO. During his 17 year tenure with TPO he served as advisor to various Pritzker family-owned companies, including Hyatt Hotels Corporation and its predecessors. He previously worked in international mergers and acquisitions at The First Boston Corporation in New York. Mr. Hoplamazian was appointed to the VF Corporation Board of Directors in February 2015, and serves on the Advisory Board of Facing History and Ourselves, the Council on the University of Chicago Booth School of Business, the Executive Committee of the Board of Directors of World Business Chicago, and the Board of Trustees of the Aspen Institute and of the Latin School of Chicago. Mr. Hoplamazian is a member of the World Travel & Tourism Council and the Commercial Club of Chicago and is a member of the Discovery Class of the Henry Crown Fellowship.
Stephen G. Haggerty was appointed Executive Vice President, Global Head of Capital Strategy, Franchising and Select Service in August 2014. In this role, Mr. Haggerty is responsible for implementing our overall capital and franchising strategy and overseeing our select service business. Prior to assuming his current role, Mr. Haggerty was the Executive Vice President, Global Head of Real Estate and Capital Strategy from October 2012. In that role, Mr. Haggerty was responsible for implementing our capital strategy, managing our hotel asset base and providing support to our development professionals around the world. Prior to October 2012, Mr. Haggerty was responsible for our global development team, our global feasibility and development finance team, our corporate transactions group, and our global asset management team that oversees all of our owned hotel properties and development of hotels and vacation ownership properties in which we have ownership. Before joining us, Mr. Haggerty spent 13 years serving in several positions of increasing responsibility with Marriott International, Inc., a lodging company, most recently in London as Senior Vice President, International Project Finance and Asset Management for Europe, Africa and the Middle East from 2005 to 2007. Prior to this position, from 2003 to 2005, Mr. Haggerty served as Marriott's Senior Vice President of Global Asset Management and Development Finance and previously lived in Asia for nine years holding a variety of roles relating to development at Marriott.
H. Charles Floyd was appointed Executive Vice President, Global President of Operations in August 2014. In this role, Mr. Floyd leads and develops Hyatt’s shared operation services organization known as the Global Operations Center (GOC)

and is responsible for the successful operation of Hyatt’s hotels globally. Mr. Floyd is also responsible for ensuring operating efficiency in the roll-out of new innovations, unifying the Company's global operations, and overseeing the Company’s information technology resources, worldwide sales organization and call centers. The Group Presidents for each of Hyatt’s three regions report to Mr. Floyd. Prior to his current role, Mr. Floyd was Executive Vice President, Group President - Global Operations Center from October 2012. Mr. Floyd has been with us since 1981. Mr. Floyd served as our Chief Operating Officer - North America from January 2006. In this role he was responsible for management of our full service hotels and resorts as well as the Hyatt Place and the Hyatt House brands in the United States, Canada and the Caribbean. In addition, he oversaw Hyatt Residential Group, Inc. (formerly known as Hyatt Vacation Ownership, Inc.) and the Franchise Owner Relations Group, which supports both full service and select service and extended stay franchisees. He also oversaw various corporate functions for North America, including sales, human resources, product and design, rooms, food and beverage and engineering. Since joining Hyatt, Mr. Floyd served in a number of senior positions, including Executive Vice President - North America Operations and Senior Vice President of Sales, as well as various managing director and general manager roles.
Peter J. Sears was appointed Executive Vice President, Group President – Americas in September 2014. Mr. Sears is responsible for the growth and successful operation of Hyatt’s portfolio in the United States, Canada, Latin America and the Caribbean. Prior to his current role, he was the Senior Vice President, Operations for Asia Pacific. Mr. Sears began his career with Hyatt as a corporate trainee at Hyatt Regency San Antonio in 1987, and went on to hold numerous positions of increasing operational responsibility. These positions included serving as general manager of five full service hotels in North America at properties located in San Francisco, Orange County, and Lake Tahoe. In 2006, he became Senior Vice President of Field Operations for the Central Region, and in 2009, became Senior Vice President, Operations for North America.
David Udell was appointed as Executive Vice President, Group President – ASPAC in July 2014. Mr. Udell is responsible for overseeing hotels in China, Japan, Korea, Australia, Southeast Asia and the Pacific Rim. Prior to his current role, Mr. Udell was the Senior Vice President, Operations for the Global Operations Center (GOC). Mr. Udell has also served as Senior Vice President - Operations, Asia Pacific, where he was responsible for overseeing the operation of 55 hotels within the region. Over the last 32 years, Mr. Udell has held senior management positions in Hyatt properties in Bangkok, Seoul, Hong Kong and Tokyo. In 1992, he was appointed opening General Manager of Park Hyatt Tokyo and in 1996, General Manager of Grand Hyatt Hong Kong. Mr. Udell is a 1982 graduate of the Cornell School of Hotel Administration in Ithaca, N.Y. He began his career with Hyatt as a Corporate Management Trainee at Hyatt Regency Singapore in 1982.
Peter Fulton was appointed Executive Vice President, Group President - EAME/SW Asia in October 2012. Mr. Fulton is responsible for overseeing hotels in Europe, Africa, the Middle East and Southwest Asia. In 1983, Mr. Fulton embarked on his career with Hyatt International as Food & Beverage Manager at Hyatt Regency Auckland. For the next nine years, he filled senior food and beverage positions at Hyatt properties in Dubai, Canberra and Macau before receiving his first appointment as Manager at Hyatt Regency Acapulco. In 1994, Mr. Fulton was appointed General Manager of the same hotel. Three years later, Mr. Fulton was appointed General Manager at Hyatt Regency Delhi, where he remained until assuming the position of General Manager of Grand Hyatt Dubai. From 2001 until February 2008, Mr. Fulton oversaw Grand Hyatt Dubai, the largest 5-star hotel in the region, which opened in March 2003. From February 2008 until October 2012, Mr. Fulton was the Managing Director South West Asia. Prior to Hyatt, Mr. Fulton worked for Travelodge in Christchurch and Auckland, New Zealand, Claridges Hotel in London, and Le Beau Rivage Palace Hotel in Lausanne, Switzerland.
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

Maryam Banikarim was appointed as Executive Vice President, Global Chief Marketing Officer in January 2015. Ms. Banikarim is responsible for driving the company's individual brands and the experiences they offer online and offline while working across the organization to facilitate innovation around the guest experience. Ms. Banikarim joined Hyatt with more than 20 years of marketing expertise across multiple industries. In her most recent prior role from 2011 to January 2015, she was Gannett’s first-ever Chief Marketing Officer and also served as senior vice president. Before Gannett, Ms. Banikarim served as senior vice president at NBC Universal from 2009 to 2011, chief marketing officer for Univision Communications, Inc. from 2002 to 2009, and founded a strategy firm that consulted for such clients as Deutsche Bank, Bacardi and Time-Warner. She also worked at Turner Broadcasting, MacMillan Publishing, and was a lead team member for the launch of CitySearch, an early Internet start-up. Ms. Banikarim began her career at Young & Rubicam.
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
Market Information
Our Class A common stock began trading publicly on the New York Stock Exchange under the symbol “H” on November 5, 2009. Prior to that time, there was no public market for our Class A common stock. As of January 31, 2015, our Class A common stock was held by approximately 37 shareholders of record and there were 36,880,550 shares of Class A common stock outstanding. This stockholder figure does not include a substantially greater number of “street name” holders or beneficial holders of our Class A common stock whose shares are held of record by banks, brokers and other financial institutions. The following table sets forth, for the period indicated, the high and low sale prices of our Class A common stock as reported by the New York Stock Exchange for the two most recent fiscal years.

Fiscal Year end December 31, 2013	High	Low
First Quarter	$43.69	$38.58
Second Quarter	$43.39	$37.74
Third Quarter	$47.01	$40.20
Fourth Quarter	$50.43	$42.82

Fiscal Year end December 31, 2014
First Quarter	$54.99	$45.73
Second Quarter	$61.97	$51.77
Third Quarter	$64.52	$56.57
Fourth Quarter	$62.48	$54.08
On February 13, 2015, the closing stock price of our Class A common stock was $59.51.
There is no established public trading market for our Class B common stock. As of January 31, 2015, our Class B common stock was held by 106 shareholders and there were 111,405,463 shares of Class B common stock outstanding.
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
The following graph compares the cumulative total stockholder return since December 31, 2009, with the S&P 500 Index (“S&P 500”) and the Russell 1000 Hotel/Motel Index (the “Russell 1000 Hotel”). The graph assumes that the value of the investment in our Class A common stock and each index was $100 at December 31, 2009 and that all dividends and other distributions were reinvested.

	12/31/2009	12/31/2010	12/30/2011	12/31/2012	12/31/2013	12/31/2014
Hyatt Hotels Corporation	100.0	153.5	126.3	129.4	165.9	202.0
S&P 500	100.0	115.1	117.5	136.3	180.3	205.0
Russell 1000 Hotel	100.0	162.2	147.4	183.2	257.3	288.9
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Registered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company's purchases of shares of Class A common stock during the quarter ended December 31, 2014:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Program
October 1 to October 31, 2014	1,026,338	$58.11	1,026,338	$199,712,436
November 1 to November 30, 2014	1,991,213	59.58	1,991,213	$81,077,885
December 1 to December 31, 2014	627,545	58.94	627,545	$444,089,984
Total	3,645,096	$59.06	3,645,096

(1) On each of May 16, 2014 and December 11, 2014, we announced the approvals of expansions of our share repurchase program pursuant to which we are authorized to purchase up to an additional $300 million and $400 million, respectively, of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. The 2014 repurchase programs do not have an expiration date. As of December 31, 2014, the Company had approximately $444 million remaining under its current share repurchase authorizations.

Item 6.    Selected Financial Data
We derived the selected consolidated statements of income data for the years ended December 31, 2014, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2014 and December 31, 2013 from our audited consolidated financial statements included in this annual report. We derived the selected consolidated statements of income data for the years ended December 31, 2011 and 2010 and the selected consolidated balance sheet data as of December 31, 2012, 2011 and 2010 from our previously audited consolidated financial statements which are not included in this annual report. Our historical results are not necessarily indicative of the results expected for any future period.
You should read the selected historical financial data together with the consolidated financial statements and related notes appearing in this annual report, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this annual report.

(in millions, except per share data)	Year Ended December 31,
	2014	2013	2012	2011	2010
Consolidated statements of income data:
Owned and leased hotels	$2,246	$2,142	$2,021	$1,879	$1,859
Management and franchise fees	387	342	307	288	255
Other revenues	75	78	78	66	45
Other revenues from managed properties (1)	1,707	1,622	1,543	1,465	1,368
Total revenues	4,415	4,184	3,949	3,698	3,527
Direct and selling, general, and administrative expenses	4,136	3,951	3,790	3,545	3,419
Income from continuing operations	346	205	87	111	52
Net (income) loss attributable to noncontrolling interests	(2)	2	1	2	11
Net income attributable to Hyatt Hotels Corporation	344	207	88	113	67
Income from continuing operations per common share - basic	$2.26	$1.29	$0.53	$0.66	$0.30
Income from continuing operations per common share - diluted	$2.24	$1.29	$0.53	$0.66	$0.30

(in millions)	As of December 31,
	2014	2013	2012	2011	2010
Consolidated balance sheet data:
Cash and cash equivalents	$685	$454	$413	$534	$1,110
Total current assets	1,709	1,163	1,758	1,591	2,165
Property and equipment, net	4,186	4,671	4,139	4,043	3,453
Intangibles, net	552	591	388	359	280
Total assets	8,143	8,177	7,630	7,497	7,233
Total current liabilities	730	871	618	568	596
Long-term debt	1,381	1,289	1,229	1,221	714
Other long-term liabilities	1,401	1,240	962	890	802
Total liabilities	3,512	3,400	2,809	2,679	2,112
Total stockholders’ equity	4,627	4,769	4,811	4,808	5,108
Total liabilities and equity	$8,143	$8,177	$7,630	$7,497	$7,233

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
Overview
We are a global hospitality company engaged in the development, management, franchising, licensing and ownership of a portfolio of properties, including hotels, resorts and residential and vacation ownership properties around the world. As of December 31, 2014, our worldwide property portfolio consisted of 587 properties (155,265 rooms and units), including:

•	246 managed properties (84,352 rooms), all of which we operate under management agreements with third-party property owners;

•	239 franchised properties (38,742 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third-parties;

•	35 owned properties (17,961 rooms) (including 1 consolidated hospitality venture), 1 capital leased property (171 rooms) and 7 operating leased properties (2,410 rooms), all of which we manage;

•	18 managed properties and 9 franchised properties owned or leased by unconsolidated hospitality ventures (7,469 rooms);

•	5 all inclusive resorts (1,881 rooms), all of which are owned and operated by an unconsolidated hospitality venture that has franchise agreements with us;

•	16 vacation ownership properties (1,094 units), all of which are licensed by ILG under the Hyatt Residence Club brand and operated by third parties; and

•	11 residential properties (1,185 units), all of which we manage and one of which we own.
We have a business model that involves ownership of properties, management and franchising of third-party owned properties and licensing of vacation ownership properties. This allows us to pursue more diversified revenue and income streams that balance both the advantages and risks associated with these lines of business. Our expertise and experience in each of these areas gives us the flexibility to evaluate growth opportunities across these lines of business. Growth in the number of management and franchise agreements and earnings therefrom typically results in higher overall returns on invested capital because the capital investment under a typical management or franchise agreement is not significant. The capital required to build and maintain hotels that we manage or franchise for third-party owners is typically provided by the owner of the respective property with minimal capital required by us as the manager or franchisor. During periods of increasing demand we do not share fully in the incremental profits of hotel operations for hotels that we manage for third-party owners as our fee arrangements generally include a base amount calculated using the revenue from the subject hotel and an incentive fee that is, typically, a percentage of hotel profits that is usually less than 20%, with certain financial thresholds to be satisfied, with the actual level depending on the structure and terms of the management agreement. We do not share in the benefits of increases in profits from franchised properties because franchisees pay us an initial application fee and ongoing royalty fees that are calculated as a percentage of gross room revenues, and also at times as a percentage of food and beverage revenues, with no fees based on profits. Disputes or disruptions may arise with third-party owners of hotels we manage, franchise or license and these disputes can result in termination of the relevant agreement. With respect to property ownership, we believe that ownership of selected hotels in key markets enhances our ability to control our brand presence in these markets. Ownership of hotels allows us to capture the full benefit of increases in operating profits during periods of increasing demand and room rates. The cost structure of a typical hotel is more fixed than variable, so as demand and room rates increase over time, the pace of increase in operating profits typically is higher than the pace of increase of revenues. Hotel ownership is, however, more capital intensive than managing hotels for third-party owners, as we are responsible for the costs and all capital expenditures for our owned hotels. The profits realized in our owned and leased hotels segment are generally more significantly affected by economic downturns and declines in revenues than the results of our management and franchising segments. This is because we absorb the full impact of declining profits in our owned and leased hotels whereas our management and franchise fees do not have the same level of downside exposure to declining hotel profitability. See also “—Principal Factors Affecting Our Results of Operations—Factors Affecting Our Costs and Expenses—Fixed nature of expenses” and Part I, Item 1A, “Risk Factors—Risks Related to Our Business—We are exposed to the risks resulting from significant investments in owned and leased real estate, which could increase our costs, reduce our profits, limit our ability to respond to market conditions or restrict our growth strategy.”
For the years ended December 31, 2014, 2013 and 2012, 78.7%, 78.2%, and 79.5% of our revenues were derived from operations in the United States, respectively. As of December 31, 2014 and 2013, 74.8% and 74.4% of our long-lived assets were located in the United States, respectively.
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

•
EAME/SW Asia management, which consists of our management of properties located primarily in Europe, Africa, the Middle East, India and Nepal, as well as countries along the Persian Gulf and the Arabian Sea.

The results of our vacation ownership business, Hyatt co-branded credit card and unallocated corporate overhead are reported within corporate and other. See Note 19 for further discussion of our segment structure.
Key Business Metrics Evaluated by Management
Revenues
We primarily derive our revenues from hotel operations, management and franchise fees, other revenues from managed properties and license fees from vacation ownership properties. We sold our vacation ownership business in the fourth quarter of 2014 and the results of operations during our period of ownership were included in our historical financial results prior to the sale. In connection with the sale, we entered into a master license agreement with ILG, which stipulates that we earn certain licensing fees related primarily to the use of our brands. Management uses revenues to assess the overall performance of our business and analyze trends such as consumer demand, brand preference and competition. For a detailed discussion of the factors that affect our revenues, see “—Principal Factors Affecting Our Results of Operations.”
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
Adjusted EBITDA
We use the term Adjusted EBITDA throughout this annual report. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define consolidated Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro-rata share of unconsolidated hospitality ventures Adjusted EBITDA based on our ownership percentage of each venture, adjusted to exclude the following items:

•	equity earnings (losses) from unconsolidated hospitality ventures;

•	gains on sales of real estate and other;

•	asset impairments;

•	other income (loss), net;

•	net (income) loss attributable to noncontrolling interests;

•	depreciation and amortization;

•	interest expense; and

•	provision for income taxes.
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
Average Daily Rate (ADR)
ADR represents hotel room revenues, divided by the total number of rooms sold in a given period. ADR measures average room price attained by a hotel and ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. ADR is a commonly used performance measure in the industry, and we use ADR to assess the pricing levels that we are able to generate by customer group, as changes in rates have a different effect on overall revenues and incremental profitability than changes in occupancy, as described above.
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
Principal Factors Affecting Our Results of Operations
Revenues
Principal Components
We primarily derive our revenues from the following sources:
Revenues from hotel operations.    Represents revenues derived from hotel operations, including room rentals and food and beverage sales, and other ancillary revenues at our owned and leased properties. Revenues from the majority of our hotel operations depend heavily on demand from group and transient travelers, as discussed below. Revenues from our owned and leased hotels segment are primarily derived from hotel operations.
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
Management and franchise fees.    Represents revenues derived from fees earned from hotels and residential properties managed worldwide (usually under long-term management agreements), franchise fees received in connection with the franchising of our brands (usually under long-term franchise agreements), termination fees, the amortization of deferred gains related to sold properties for which we have significant continuing involvement and license fees received in connection with vacation ownership properties.

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
Each of our four reportable segments experienced increased RevPAR in 2014 compared to 2013 and this contributed to improved performance in our consolidated revenues and Adjusted EBITDA. In the Americas management and franchising segment, transient ADR growth at our full service hotels helped drive revenue growth in 2014 compared to 2013. We also experienced some growth in group occupancy and ADR during 2014 compared to 2013. In addition, discretionary spending at our properties improved in 2014 compared to 2013, especially with respect to food and beverage spend at our restaurants, bars, and banquet facilities. Both short term and long term bookings showed strength during the year and we see further improvements in group business going forward. Our owned and leased hotels segment, which is made up primarily of hotels located in the Americas, has benefited and should continue to benefit from these trends.
The ASPAC management and franchising segment RevPAR increased during 2014 compared to the prior year, driven by higher occupancy. The ASPAC management and franchising segment results were driven by increased occupancy in parts of China and improved ADR and occupancy in Japan, excluding unfavorable net currency impacts. Variabilities continue to exist in our ASPAC region that may negatively impact 2015 results, such as the rate of economic growth in China and market saturation in South Korea.
In the EAME/SW Asia management segment, RevPAR improved in 2014 compared to 2013, driven by higher transient occupancy. The increases in occupancy were partially offset by declines in ADR. Excluding the unfavorable net currency impact, most areas in the region increased RevPAR, primarily driven by the Middle East and Western Europe. These increases were partially offset by decreases in Eastern Europe due to the continued impact of political instability. Although concerns remain in Europe for 2015, we believe the current environment also presents us with unique opportunities to expand our presence in Europe.

Competition.    The global lodging industry is highly competitive. While lodging demand has grown over the last several years, the industry has begun increasing supply. This has been particularly true in certain key markets, like New York City. This can put significant pressure on ADR levels at our properties as well as those of our competitors. Despite this increased supply, our RevPAR levels have increased each year since 2009. We believe that our brand strength and ability to manage our operations in an efficient manner will help us to continue competing successfully within the global hospitality industry.
Agreements with third-party owners and franchisees and relationships with developers.    We depend on our long-term management and franchise agreements with third-party owners and franchisees for a significant portion of our management and franchising fee revenues. The success and sustainability of our management and franchising business depends on our ability to perform under our management and franchising agreements and maintain good relationships with third-party owners and franchisees. Our relationships with these third parties also generate new relationships with developers and opportunities for property development that can support our growth. We believe that we have good relationships with our third-party owners, franchisees and developers in all of our segments and are committed to the continued growth and development of these relationships. These relationships exist with a diverse group of owners, franchisees and developers and are not heavily concentrated with any particular third party.
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
Expenses
Principal Components
We primarily incur the following expenses:
Owned and leased hotels expenses.    Owned and leased hotels expenses reflect the expenses of our consolidated owned and leased hotels. Expenses to operate our hotels include room expense, food and beverage costs, other support costs and property expenses. Room expense includes compensation costs for housekeeping, laundry and front desk staff and supply costs for guest room amenities and laundry. Food and beverage costs include costs for wait and kitchen staff and food and beverage products. Other support expenses consist of costs associated with property-level management (including deferred compensation plans for certain employees that are funded through contributions to rabbi trusts), utilities, sales and marketing, operating hotel spas, telephones, parking and other guest recreation, entertainment and services. Property expenses include property taxes, repairs and maintenance, rent and insurance.
Depreciation and amortization expense.    These are non-cash expenses that primarily consist of depreciation of fixed assets such as buildings, furniture, fixtures and equipment at our consolidated owned and leased hotels. Amortization expense primarily consists of amortization of contract acquisition costs and acquired franchise and management intangibles, which are amortized over their estimated useful lives.
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
Fixed nature of expenses.    Many of the expenses associated with managing, franchising, licensing, owning and developing hotels and residential and vacation ownership properties are relatively fixed. These expenses include personnel costs, rent, property taxes, insurance and utilities. If we are unable to decrease these costs significantly or rapidly when demand for our hotels and other properties decreases, the resulting decline in our revenues can have a particularly adverse effect on our net cash flow, margins and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth. Economic downturns generally affect the results of our owned and leased hotels segment more significantly than the results of our management and franchising segments due to the high fixed costs associated with operating an owned or leased property. The effectiveness of any cost-cutting efforts is limited by the fixed-cost nature of our business. As a result, we may not always be able to offset reductions in revenue through cost cutting. Employees at some of our owned hotels are parties to collective bargaining agreements that may also limit our ability to make timely staffing or labor changes in response to declining revenues. In addition, efforts to reduce costs, or to defer or cancel capital improvements, could adversely affect the economic value of our properties and brands. We intend to manage our cost structure at levels appropriate for the degree of demand and revenue generated at our hotels.
Changes in depreciation expenses.    Changes in depreciation expenses may be driven by renovations of existing properties, acquisition or development of new properties or the disposition of existing properties through sale or closure. We intend to consider strategic and complementary acquisitions of and investments in businesses, properties or other assets. If we consummate such acquisitions in businesses, properties or other assets, we would likely add depreciable assets, which would result in an increase in depreciation expense.
Other Items
Asset impairments
We hold significant amounts of goodwill, intangible assets, long-lived assets and investments. We evaluate these assets on a quarterly basis for impairment as further discussed in “—Critical Accounting Policies and Estimates.” These evaluations have, in the past, resulted in impairment charges for certain of these assets based on the specific facts and circumstances surrounding those assets. We may be required to take additional impairment charges to reflect further declines in our asset and/or investment values.
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
In 2014, we entered into the following key transactions:

•	sold 38 select service properties for approximately $581 million, net of closing costs. We entered into long-term franchise agreements with the purchaser of the hotels;

•
sold the Hyatt Residential Group for approximately $222 million, which includes an interest in a joint venture that owns and is developing a vacation ownership property in Maui, Hawaii, as well as a full service hotel. We entered into a master license agreement with ILG and are receiving ongoing license fees under this agreement. The Hyatt Residence Club and the vacation ownership resorts will retain the Hyatt Residence Club brand;

•	sold nine select service properties and one full service property for a combined $311 million, net of closing costs. The properties will remain Hyatt-branded hotels under long-term agreements;

•	acquired the recently constructed Park Hyatt New York for a purchase price of approximately $392 million, including $1 million of cash;

•
acquired the Hyatt Regency Lost Pines Resort and Spa and adjacent land from a joint venture in which we hold an 8.2% interest, for approximately $164 million. As part of the acquisition, we recorded debt of approximately $69 million, inclusive of a $3 million debt premium;

•	sold the Hyatt Regency Vancouver for approximately $116 million, net of closing costs. We entered into a long-term management agreement with the purchaser of the hotel;

•	sold the Park Hyatt Washington for approximately $97 million, net of closing costs. We entered into a long-term management agreement with the purchaser of the hotel;

•	sold the Park Hyatt Toronto for approximately $88 million, net of closing costs. We entered into a long-term management agreement with the purchaser of the hotel;

•	sold five select service properties for a total of $51 million, net of closing costs. We entered into long-term franchise agreements with the purchasers of the hotels;

•
four joint ventures in which we hold an ownership interest and which are classified as equity method investments within our owned and leased hotels segment each sold a hotel to a third party. The hotels will all remain Hyatt-branded hotels under long-term management or franchise agreements;

•
acquired the Hyatt Regency Grand Cypress for $191 million after exercising our purchase option under a capital lease. This purchase reduced our capital lease obligation, which was recorded in current maturities of long-term debt on our consolidated balance sheets as of December 31, 2013.

In 2013, we entered into the following key transactions:

•
acquired The Peabody in Orlando, Florida for a purchase price of approximately $716 million. The hotel was subsequently rebranded the Hyatt Regency Orlando and is our first large convention hotel presence in the Orlando market;

•
acquired the remaining 70% interest in the entity that owned the Grand Hyatt San Antonio hotel for a purchase price of $16 million. We previously held a 30% interest in the hotel and accounted for the hotel as an unconsolidated hospitality venture under the equity method. As part of the purchase, we repaid $44 million of mezzanine debt and consolidated $198 million of outstanding bonds that were held at the hospitality venture;

•	acquired The Driskill hotel in Austin, Texas for a purchase price of approximately $85 million;

•
invested $325 million in Playa, a company that has been formed to own, operate and develop all inclusive resorts, which represented $271 million and $54 million of preferred and common shares, respectively;

•
sold seven full service properties for $497 million, net of closing costs, including two Andaz properties, three Hyatt properties, and two Hyatt Regency properties. We entered into either long-term management agreements or long-term franchise agreements with the owners of each of these properties; and

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

•
sold seven Hyatt Place properties and one Hyatt House property for an aggregate amount of approximately $87 million, net of closing costs. In conjunction with the sale, we entered into a long-term management agreement for each property with the third-party purchaser of the hotels; and

•
sold our interest in two joint ventures classified as equity method investments, which were included in our owned and leased hotels segment, to a third party for an aggregate amount of $52 million. Each venture owned a hotel that we managed. At the time of the sale we signed agreements with the third-party purchaser to extend our existing management agreements for the hotels by ten years.

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

Results of Operations
Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
Consolidated Results

(In millions, except percentages)	Year Ended December 31,
	2014	2013	Better / (Worse)
REVENUES:
Total revenues	$4,415	$4,184	$231	6%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	1,691	1,629	(62)	(4)%
Depreciation and amortization	354	345	(9)	(3)%
Other direct costs	35	32	(3)	(9)%
Selling, general, and administrative	349	323	(26)	(8)%
Other costs from managed properties	1,707	1,622	(85)	(5)%
Direct and selling, general, and administrative expenses	4,136	3,951	(185)	(5)%
Net gains and interest income from marketable securities held to fund operating programs	15	34	(19)	(56)%
Equity earnings (losses) from unconsolidated hospitality ventures	25	(1)	26	2,600%
Interest expense	(71)	(65)	(6)	(9)%
Gains on sales of real estate and other	311	125	186	149%
Asset impairments	(17)	(22)	5	23%
Other income (loss), net	(17)	17	(34)	(200)%
INCOME BEFORE INCOME TAXES	525	321	204	64%
PROVISION FOR INCOME TAXES	(179)	(116)	(63)	(54)%
NET INCOME	346	205	141	69%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2)	2	(4)	(200)%
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$344	$207	$137	66%
Revenues.    Consolidated revenues in the year ended December 31, 2014 increased $231 million, or 6%, compared to the year ended December 31, 2013, including $3 million net unfavorable currency effects and an $85 million increase in other revenues from managed properties.
Other revenues from managed properties includes a decrease in gains of $17 million resulting from changes in the value of the underlying assets for our benefit programs funded through rabbi trusts for the year ended December 31, 2014 compared to the year ended December 31, 2013. These gains are offset in other costs from managed properties, thus having no net impact to our earnings. Excluding this amount, other revenues from managed properties increased $102 million, or 6%, in the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase in other revenues from managed properties was due to a higher volume of reimbursements paid to us by our managed properties for payroll and marketing costs, which was driven in part by new hotel openings and owned hotels that have been sold subject to long-term management agreements.
Owned and leased hotels revenues increased $104 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, which included $1 million net favorable currency impact. Comparable owned and leased hotels revenues increased $54 million over the same period, which included net favorable currency effects of $6 million. The increase was primarily driven by full service hotels which benefited from increased ADR, primarily from transient travelers in the United States. Our comparable full service owned hotels also benefited from increases in group business and food and beverage revenues in the United States. Non-comparable owned and leased hotels revenues increased $50 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, which includes $5 million net unfavorable currency effects. The increases in non-comparable owned and leased hotels revenues were driven by acquisitions and openings during 2014 and 2013. See “— Segment Results" for a discussion of the non-comparable owned and leased hotels 2013 and 2014 activity.

We also experienced a $45 million increase in management and franchise fee revenues for the year ended December 31, 2014 compared to the same period in 2013, which includes net unfavorable currency impacts of $4 million. Included in consolidated management and franchise fees for the year ended December 31, 2014 were base management fees of $180 million, a 10% increase from 2013, incentive management fees of $111 million, an 11% increase from 2013, franchise fees of $65 million, a 35% increase from 2013 and other fee revenue of $31 million, which was flat to 2013. The increases in management fees were primarily driven by full service properties in North America. The increases in franchise fees were driven by new and converted hotels and increased fees at existing hotels in the Americas. Other fee revenues were flat as a $6 million increase in the amortization of deferred gains from hotels sold subject to management agreements was offset by a $6 million decrease in termination fees recorded in 2014 compared to 2013.
Other revenues, which includes the revenues of our vacation ownership business and the results of our co-branded credit card, decreased $3 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease was due to our sale of our vacation ownership business to ILG during the fourth quarter of 2014. The table below provides a breakdown of revenues by segment for the years ended December 31, 2014 and 2013.
For further discussion of segment revenues for the periods presented, please refer to “—Segment Results.”

(in millions, except percentages)	Year Ended December 31,
	2014	2013	Better / (Worse)
Owned and leased hotels	$2,246	$2,142	$104	4.9%
Americas management and franchising	1,877	1,774	103	5.8%
ASPAC management and franchising	162	157	5	3.2%
EAME/SW Asia management	130	117	13	11.1%
Corporate and other	105	99	6	6.1%
Eliminations	(105)	(105)	—	—%
Consolidated revenues	$4,415	$4,184	$231	5.5%
Owned and leased hotels expense.    Expenses for owned and leased hotels increased by $62 million in the year ended December 31, 2014 compared to the year ended December 31, 2013. Comparable owned and leased hotels expense increased $31 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, driven by increased payroll expenses, commissions and marketing expenses and rent expenses. Non-comparable owned and leased hotels expense increased $39 million in the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in non-comparable owned and leased hotels expense was driven by acquisitions, dispositions, openings and a consolidation during 2014 and 2013. See “— Segment Results" for a discussion of the non-comparable owned and leased hotels 2014 and 2013 activity. Additionally, expenses recognized with respect to our employee benefit programs funded through rabbi trusts decreased $8 million, driven by the performance of the underlying invested assets during the year ended December 31, 2014 compared to the year ended December 31, 2013. Changes in these expenses are fully offset in net gains and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.
Depreciation and amortization expense.    Depreciation and amortization expense increased by $9 million in the year ended December 31, 2014 compared to the year ended December 31, 2013. Amortization expense increased $5 million during the year ended December 31, 2014 compared to the same period in the prior year, largely driven by intangibles recorded in connection with the Hyatt Regency Orlando acquisition in 2013. Depreciation expense increased by $4 million during the year ended December 31, 2014 compared to the same period in the prior year, driven by non-comparable hotels.
Other direct costs.    Other direct costs, which represent costs associated with our co-branded credit card and vacation ownership operations prior to the sale in the fourth quarter of 2014, increased by $3 million in the year ended December 31, 2014 compared to the year ended December 31, 2013. Direct costs of our co-branded credit card increased $6 million, primarily due to program growth in the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase was partially offset by a $3 million decrease in the year ended December 31, 2014 compared to the year ended December 31, 2013, driven by the sale of our vacation ownership business to ILG during the fourth quarter of 2014.
Selling, general and administrative expenses.    Selling, general and administrative costs increased by $26 million or 8% in the year ended December 31, 2014 compared to the year ended December 31, 2013. Included in selling, general and administrative expenses is the financial performance of the investment securities held in rabbi trusts to fund certain benefit programs. The financial performance of these investments resulted in a decrease in costs of $15 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. These expenses are offset in net gains and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.

Excluding the rabbi trust, selling, general and administrative costs increased $41 million, or 14%, in the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was largely due to a $29 million increase in payroll and related costs, a $5 million increase in settlement fees, $3 million in owner accommodation costs and a $2 million increase in professional fees. The $29 million increase in payroll and related costs was primarily driven by a nonrecurring $22 million stock based compensation expense, a portion of which relates to prior periods recorded during the year ended December 31, 2014 related to certain individuals. See Note 17 for additional information.
Net gains and interest income from marketable securities held to fund operating programs.  Net gains and interest income from marketable securities held to fund operating programs includes securities held to fund our benefit programs funded through rabbi trusts and securities held to fund our Hyatt Gold Passport program. These securities in total generated a net gain of $15 million for the year ended December 31, 2014 and a net gain of $34 million for the year ended December 31, 2013. Marketable securities held to fund our benefit programs funded through rabbi trusts resulted in a net gain of $12 million in the year ended December 31, 2014 compared to the net gain of $35 million in the year ended December 31, 2013. This change was driven by the market performance of the underlying securities. The gains or losses on securities held in the rabbi trusts offset our owned and leased hotels expense for our hotel staff and selling, general and administrative expenses for our corporate staff and personnel supporting our business segments, having no net impact on our earnings. Of the $23 million change in the underlying securities, $15 million was offset in selling, general and administrative expenses and $8 million was offset in owned and leased hotel expenses. Marketable securities held to fund our Hyatt Gold Passport program and related to our owned and leased hotels, generated a net gain of $3 million in the year ended December 31, 2014 compared to a net loss of $1 million for the year ended December 31, 2013. The gains and losses on securities held to fund our Hyatt Gold Passport program and related to our owned and leased hotels are offset by corresponding changes to our owned and leased hotels revenues, thus having no net impact on our earnings.
Equity earnings (losses) from unconsolidated hospitality ventures.  Equity earnings from unconsolidated hospitality ventures were $25 million for the year ended December 31, 2014 and equity losses from unconsolidated hospitality ventures were $1 million for the year ended December 31, 2013. The $26 million increase during the year ended December 31, 2014 compared to the year ended December 31, 2013 was driven by $37 million from gains on sales of hotels by joint ventures in which we hold an interest and a net $8 million increase in earnings generated by new and existing joint ventures. These increases were partially offset by a $6 million increase in depreciation and interest at a newly opened hotel, a $6 million decrease in gains on sales of residential properties, and a $5 million decrease in distributions which were recorded as income in a prior period.
Interest expense.    Interest expense increased by $6 million in the year ended December 31, 2014 compared to the year ended December 31, 2013. The increases in interest expense were primarily due to interest expense on the bonds acquired in conjunction with our purchase of the remaining interest in the Grand Hyatt San Antonio during the fourth quarter of 2013, interest expense related to our floating average rate construction loan for a property we are developing in Brazil and fees related to our revolving credit facility which was amended on January 6, 2014. These increases were partially offset by a reduction in interest expense at the Hyatt Regency Grand Cypress, which was previously a capital lease for which we exercised our purchase option during the year ended December 31, 2014.
Gains on sales of real estate and other. Gains on sales of real estate and other were $311 million during the year ended December 31, 2014, compared to gains on sales of real estate of $125 million during the year ended December 31, 2013. During the year ended December 31, 2014, we sold a portfolio of 38 select service properties, a portfolio of nine select service properties and one full service property, and five select service properties to unrelated third parties for a combined sale price of $943 million, net of closing costs, resulting in a pre-tax gain of $231 million. During 2013, we sold three full service hotels to unrelated third parties for a combined sale price of $219 million, net of closing costs, resulting in a pre-tax gain of $125 million. We entered into long-term agreements for each of these properties and determined we do not have substantial continuing involvement and therefore recognized the full gains on sales of real estate in our consolidated statements of income in the period of sale.
During the year ended December 31, 2014, we sold our vacation ownership business to ILG for approximately $220 million, net of working capital adjustments, resulting in a gain of $80 million. The sale includes an interest in a joint venture that owns and is developing a vacation ownership property in Maui, Hawaii, as well as a full service hotel. The gain was recorded in gains on sales of real estate and other in our consolidated statements of income in the period of sale.
Asset impairments. We recorded $17 million in asset impairments for the year ended December 31, 2014 compared to $22 million in asset impairments in the year ended December 31, 2013. The $17 million impairment charge in 2014 included a $13 million impairment charge related to property and equipment and a $2 million impairment charge related to goodwill recorded within our owned and leased hotels segment and a $2 million impairment charged related to intangibles within our Americas management and franchising segment. The $22 million impairment charge in 2013 included an $11 million write-off of contract acquisition costs in conjunction with an acquisition within our Americas management and franchising segment and an $11 million impairment of property and equipment within our owned and leased hotels segment.
Other income (loss), net.    Other income (loss), net, decreased by $34 million in the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to a decrease in cost method investment income, a decrease in gain on sale of artwork, and an increase in performance guarantee expense, partially offset by a decrease in debt settlement costs and a decrease in charitable contributions to the Hyatt Hotels Foundation (formerly Hyatt Thrive Foundation). The table below provides a breakdown of other income (loss), net for the years ended December 31, 2014 and December 31, 2013, respectively:

(in millions)	Year Ended December 31,
	2014	2013	Better / (Worse)
Performance guarantee expense (1)	$(23)	$(5)	$(18)
Realignment costs (2)	(7)	—	(7)
Transaction costs (3)	(6)	(10)	4
Foreign currency losses	(3)	(5)	2
Interest income	11	17	(6)
Guarantee liability amortization	7	5	2
Cost method investment income (4)	1	50	(49)
Gains on other marketable securities	—	2	(2)
Gain on sale of artwork	—	29	(29)
Charitable contribution to Hyatt Hotels Foundation (5)	—	(20)	20
Debt settlement costs (6)	—	(35)	35
Provisions on hotel loans (7)	—	(6)	6
Other (8)	3	(5)	8
Other income (loss), net	$(17)	$17	$(34)

(1) For the year ended December 31, 2014, we recorded $23 million in performance guarantee expense, of which $19 million relates to the performance guarantee for the four managed hotels in France that we began managing in the second quarter of 2013 and that are subject to a performance guarantee ("the four managed hotels in France").
(2) Amounts represent separation, recruiting and relocation costs incurred associated with the realignment of key management positions in 2014.
(3) Transaction costs incurred during the year ended December 31, 2014 primarily represent transaction costs incurred related to the sale of the Hyatt Residential Group and the acquisitions of the Hyatt Regency Lost Pines Resort and Spa and adjacent land, and the Park Hyatt New York. Transaction costs incurred during the year ended December 31, 2013 primarily represent transaction costs incurred in connection with our investment in Playa, and the acquisitions of the Hyatt Regency Orlando and Grand Hyatt San Antonio. See Note 3 and Note 8 to our consolidated financial statements included in this annual report for further detail.
(4) During 2013 we received a complete pay-off of our preferred interest and residual common investment in the partnership that owns the Hyatt Regency New Orleans. We continue to manage the property under the existing management agreement. See Note 3 to our consolidated financial statements included in this annual report for further detail.
(5) During the year ended December 31, 2013, we funded $20 million to Hyatt Hotels Foundation with the intent that the foundation will fund charitable activities over time.
(6) Debt settlement costs in 2013 primarily represent $40 million in premiums partially offset by a $7 million gain related to the unamortized benefit from the settlement of the interest rate swaps on the 2015 Notes and other non-cash charges. See Note 10 to our consolidated financial statements included in this annual report for further detail.
(7) During 2013 we recorded a $6 million provision related to pre-opening loans. See Note 7 to our consolidated financial statements included in this annual report for further detail.
(8) Includes a loss from a sublease agreement recorded in 2013 and gains (losses) on asset retirements for each period presented. See Note 11 to our consolidated financial statements included in this annual report for further detail on the sublease agreements.

Provision for income taxes.    Income taxes for the years ended December 31, 2014 and 2013 was a provision of $179 million and $116 million respectively, which resulted in effective income tax rates of 34.1% and 36.2%, respectively.
The effective tax rate for 2014 of 34.1% differs from the U.S. statutory federal income tax rate of 35% primarily due to state tax rates applied to U.S. earnings. This is offset by a net $14 million benefit related to tax contingencies and an $8 million benefit for an adjustment to certain deferred tax assets.
The effective tax rate for 2013 of 36.2% differed from the U.S. statutory federal income tax rate of 35% primarily due to state tax rates applied to U.S. earnings. This is offset by a $4 million benefit for an adjustment to the opening balance of certain deferred tax assets, a benefit of $3 million (including $1 million in interest) related to the settlement of tax audits and a $4 million benefit relating to changes of statutory rates in some of our foreign jurisdictions. Additional benefits arise from foreign earnings taxed at lower than the U.S. statutory rate.

Segment Results
We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA, as described in Note 19 to our consolidated financial statements included in this annual report. See “—Key Business Metrics Evaluated by Management” for a discussion of our definition of Adjusted EBITDA, how we use it, why we present it and material limitations on its usefulness. The segment results presented below are presented before intersegment eliminations.
Owned and Leased Hotels.   Revenues increased by $104 million in the year ended December 31, 2014 compared to the year ended December 31, 2013, which included $1 million net favorable currency impact. Comparable hotels revenues increased $54 million in 2014 compared to 2013, which included $6 million net favorable currency impact. The increase in comparable hotels revenues was largely driven by full service hotels, which benefited from increased ADR, primarily from transient travelers in the United States, compared to the same period in 2013. Our comparable full service owned hotels also benefited from increases in group business and food and beverage revenues in the United States. These increases were partially offset by decreased revenue at an owned hotel in South Korea, which experienced decreased ADR.
Non-comparable owned and leased hotels revenues increased $50 million in the year ended December 31, 2014 compared to the year ended December 31, 2013, which included $5 million net unfavorable currency impact.
The increases in non-comparable owned and leased hotels revenues were driven by the following activity, in order of significance:
•acquired three full service hotels in 2013

•	opened a full service hotel; opened a select service hotel; and acquired a full service hotel from an unconsolidated hospitality venture in 2014
These increases in revenues were partially offset by the following activity, in order of significance:

•	sold seven full service hotels and four select service hotels in 2013

•	sold four full service hotels and 52 select service hotels in 2014
•consolidated two full service hotels into one hotel in 2014
During the year ended December 31, 2014, we removed four full service properties and 51 select service properties that were sold in the period from the comparable owned and leased hotels results. Also during the year ended December 31, 2014, we removed two full service hotels from the comparable owned and leased hotels results. These two hotels are adjacent to one another and their operations were consolidated into one hotel. The newly consolidated hotel does not have comparable results for the periods presented.

	Year Ended December 31,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2014	2013	Better / (Worse)	2014	2013	Change in Occ % pts	2014	2013	Better / (Worse)
Full Service	$169	$161	5.4%	76.3%	74.9%	1.4%	$222	$215	3.4%
Select Service	82	77	5.7%	71.9%	72.1%	(0.2)%	113	107	6.0%
Total Owned and Leased Hotels	$168	$159	5.4%	76.2%	74.8%	1.4%	$220	$213	3.4%

	Year Ended December 31,
(in millions except percentages)	2014	2013	Better / (Worse)
Segment Revenues	$2,246	$2,142	$104	4.9%
Segment Adjusted EBITDA	$522	$471	$51	10.8%
Adjusted EBITDA increased by $51 million in the year ended December 31, 2014 compared to the year ended December 31, 2013. Adjusted EBITDA at our comparable owned and leased properties increased $24 million in the period ended December 31, 2014 compared to the same period in 2013, which included $1 million net favorable currency impact. The increase in Adjusted EBITDA at our comparable owned and leased properties was largely due to increased ADR at our full service hotels in the United States. These increases in revenues were partially offset by higher payroll expenses, commissions and marketing expenses and rent expenses. Adjusted EBITDA at our non-comparable hotels increased $15 million in the year ended December 31, 2014 compared to the same period in the prior year, primarily due to acquisitions, dispositions, openings and consolidations during 2013 and 2014. See “— Segment Results" for a discussion of the non-comparable owned and leased hotels 2013 and 2014 activity.
Adjusted EBITDA at our joint venture hotels increased $12 million in the year ended December 31, 2014, which included $1 million net unfavorable currency impacts. The increases during the year ended December 31, 2014 were primarily driven by a new hotel opening in 2013, our investment in Playa in 2013 and improved performance at three hotels. These increases were partially offset by decreases as a result of our acquisition of our joint venture partner's interest in an entity that owned a full service hotel in the fourth quarter of 2013 and three sales of hotels by joint ventures in which we hold or previously held an equity interest during 2014 and 2013.
Americas management and franchising.    Americas management and franchising total revenues increased by $103 million in the year ended December 31, 2014 compared to the year ended December 31, 2013, which included $1 million net unfavorable currency impact. Other revenues from managed properties increased $68 million in the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily driven by increases in hotel payroll and marketing costs, largely at new and converted hotels. These increases were partially offset by a decrease from the changes in the value of the underlying assets for our benefit programs funded through rabbi trusts for the year ended December 31, 2014 compared to the year ended December 31, 2013.
Management, franchise and other fees increased $35 million in the year ended December 31, 2014 compared to the year ended December 31, 2013. The increases were driven by a $17 million increase in franchise fees, primarily due to new and converted hotels and increased fees at existing hotels. Base and incentive fees increased $13 million and $6 million, respectively, both driven by full service properties in North America. Other fee revenues decreased $1 million, driven by a $7 million decrease in termination fees, partially offset by a $6 million increase in the amortization of deferred gains from hotels sold subject to management agreements.
Our full service hotels comparable RevPAR improved 6.6% in the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily driven by improved transient and group ADR. We also experienced slight growth in occupancy from group business. RevPAR at our select service hotels in the year ended December 31, 2014 increased by 8.1% compared to the year ended December 31, 2013, driven primarily by transient rate growth.
During the year ended December 31, 2014, four properties were removed from the comparable Americas full service systemwide hotels, three properties that left the chain and one property that was damaged by an earthquake. During the year ended December 31, 2014, one property was removed from the comparable Americas select service systemwide hotels due to an expansion at that property.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR			Occupancy			ADR
	2014	2013	Better / (Worse)	2014	2013	Change in Occ % pts	2014	2013	Better / (Worse)
Americas Full Service	$141	$132	6.6%	75.0%	73.9%	1.1%	$188	$179	5.0%
Americas Select Service	90	84	8.1%	76.8%	76.1%	0.7%	118	110	7.2%

Americas management and franchising	Year Ended December 31,
(in millions except percentages)	2014	2013	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$327	$292	$35	12.0%
Other Revenues from Managed Properties	1,550	1,482	68	4.6%
Total Segment Revenues	$1,877	$1,774	$103	5.8%
Segment Adjusted EBITDA	$253	$233	$20	8.6%
Adjusted EBITDA increased by $20 million in the year ended December 31, 2014 compared to the year ended December 31, 2013, which included $1 million net unfavorable currency impact. The increase was primarily due to the aforementioned $35 million increase in management, franchise and other fees, partially offset by a $15 million increase in selling, general and administrative expenses. The increases in selling, general and administrative expenses were primarily driven by a $6 million increase in payroll and related costs, a $5 million increase in settlement fees and a $4 million increase in marketing costs. The increase in payroll and related costs was primarily driven by the aforementioned nonrecurring stock based compensation expense during the year ended December 31, 2014. See Note 17 for additional information.
ASPAC management and franchising.    ASPAC management and franchising total revenues increased by $5 million in the year ended December 31, 2014 compared to the year ended December 31, 2013, which included $2 million net unfavorable currency impact. Base and incentive management fees increased $3 million and $2 million, respectively, primarily due to improved transient demand at certain properties in China.
RevPAR increased 2.0% (or 4.9%, excluding the unfavorable currency impact) for our comparable systemwide ASPAC full service hotels. Excluding the aforementioned unfavorable net currency impacts, the increases in RevPAR for the year ended December 31, 2014 were driven by increased occupancy in parts of China and improved ADR and occupancy in Japan. During the year ended December 31, 2014, we removed one property from the comparable ASPAC full service systemwide hotels due to an expansion at that property.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR			Occupancy			ADR
	2014	2013	Better / (Worse)	2014	2013	Change in Occ % pts	2014	2013	Better / (Worse)
ASPAC Full Service	$158	$155	2.0%	69.1%	67.0%	2.1%	$229	$231	(1.1)%

ASPAC management and franchising	Year Ended December 31,
(in millions except percentages)	2014	2013	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$88	$83	$5	6.0%
Other Revenues from Managed Properties	74	74	—	—%
Total Segment Revenues	$162	$157	$5	3.2%
Segment Adjusted EBITDA	$44	$50	$(6)	(12.0)%
Adjusted EBITDA decreased by $6 million in the year ended December 31, 2014 compared to the year ended December 31, 2013, which included $1 million net unfavorable currency effects. The decrease in Adjusted EBITDA for the year ended December 31, 2014 compared to the year ended December 31, 2013 was driven by an $11 million increase in selling, general and administrative expenses. The increase in selling, general and administrative expenses was primarily driven by a $5 million increase in payroll and related costs, $3 million of owner accommodation costs, and $2 million in unfavorable bad debt expense due to fewer recoveries in 2014 compared to 2013. The decrease was partially offset by the aforementioned $5 million increase in management, franchise and other fees.
EAME/SW Asia management.   EAME/SW Asia management total revenues increased $13 million in the year ended December 31, 2014 compared to the year ended December 31, 2013, which included $1 million net unfavorable currency impact. Other revenues from managed properties increased $8 million for the year ended December 31, 2014 compared to the same period in the prior year. Management and other fees increased $5 million for the year ended December 31, 2014 compared to the same period in the prior year. The increase was driven by a $3 million increase in base fees, primarily due to the four managed hotels in France, and a $2 million increase in incentive fees, primarily driven by properties in the Middle East and Nepal.
The four managed hotels in France are subject to an operating performance guarantee. When we are above a specified operating profit threshold, we recognize incentive fees in our management and franchise revenues. When we are below the operating profit threshold, we record performance guarantee expense. As of December 31, 2014, the four managed hotels in France were below the operating profit threshold and as a result we recorded no incentive fees for the year ended December 31, 2014. We instead incurred expenses of approximately $19 million under the guarantee this year.
Comparable systemwide EAME/SW Asia full service RevPAR increased 2.1% (or 5.0% excluding the unfavorable currency impacts). The increases in RevPAR were driven by increased occupancy, primarily from transient growth. Excluding the net unfavorable currency impact, most areas within the region increased RevPAR, primarily driven by the Middle East and Western Europe. These increases were partially offset by decreases in Eastern Europe due to the continued impact of political instability in the region. During the year ended December 31, 2014, we removed five properties from the comparable EAME/SW Asia full service systemwide hotels, two properties that left the chain, one property that experienced a temporary closure and two hotels that are adjacent to one another and their operations were consolidated into one hotel. The newly consolidated hotel does not have comparable results for the periods presented.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR			Occupancy			ADR
	2014	2013	Better / (Worse)	2014	2013	Change in Occ % pts	2014	2013	Better / (Worse)
EAME/SW Asia Full Service	$155	$151	2.1%	66.4%	64.2%	2.2%	$233	$236	(1.3)%

EAME/SW Asia management	Year Ended December 31,
(in millions except percentages)	2014	2013	Better / (Worse)
Segment Revenues
Management and Other Fees	$77	$72	$5	6.9%
Other Revenues from Managed Properties	53	45	8	17.8%
Total Segment Revenues	$130	$117	$13	11.1%
Segment Adjusted EBITDA	$40	$40	$—	—%
Adjusted EBITDA was flat in the year ended December 31, 2014 compared to the year ended December 31, 2013, which included $2 million net unfavorable currency effects. The aforementioned $5 million increase in management and other fees was offset by a $5 million increase in selling, general and administrative expenses, primarily due to higher payroll and related costs and unfavorable bad debt expense during the year ended December 31, 2014 compared to 2013.
Corporate and other.    Corporate and other includes unallocated corporate expenses, the results of our vacation ownership business prior to the sale in the fourth quarter of 2014, and the results of our co-branded credit card. Revenues increased by $6 million in the year ended December 31, 2014 compared to the year ended December 31, 2013, which was primarily driven by a $9 million increase in other revenues from managed properties and $7 million in growth of our co-branded credit card program, partially offset by a $10 million decrease in vacation ownership revenues due to the sale.

(in millions except percentages)	Year Ended December 31,
	2014	2013	Better / (Worse)
Corporate and other Revenues	$105	$99	$6	6.1%
Corporate and other Adjusted EBITDA	$(131)	$(114)	$(17)	(14.9)%
Adjusted EBITDA decreased $17 million in the year ended December 31, 2014 compared to the year ended December 31, 2013, as the previously mentioned revenue increases were offset by a $10 million increase in selling, general and administrative fees, a $9 million increase in other costs from managed properties and a $6 million increase in costs from our co-branded credit card program. The increases in selling, general and administrative costs were largely driven by a $14 million increase in payroll and related expenses, partially offset by a $2 million decrease from marketing fees. The increase in payroll and related costs was primarily driven by the aforementioned nonrecurring impact to stock based compensation expense during the year ended December 31, 2014. See Note 17 for additional information. The decrease in Adjusted EBITDA was partially offset by a $3 million decrease in operating expenses related to our vacation ownership business due to the sale.

Eliminations.    Eliminations of $105 million for each of the years ended December 31, 2014 and 2013, primarily represent fees charged by our management and franchising segments to our owned and leased hotels for managing their operations.
Non-GAAP Measure Reconciliation
The following table sets forth Adjusted EBITDA by segment for the years ended December 31, 2014 and 2013. For a discussion of our definition of Adjusted EBITDA, how we use it, why we present it and material limitations on its usefulness, see “—Key Business Metrics Evaluated by Management.”

(in millions, except percentages)	Year Ended December 31,
	2014	2013	Better / (Worse)
Owned and leased hotels	$522	$471	$51	10.8%
Americas management and franchising	253	233	20	8.6%
ASPAC management and franchising	44	50	(6)	(12.0)%
EAME/SW Asia management	40	40	—	—%
Corporate and other	(131)	(114)	(17)	(14.9)%
Consolidated Adjusted EBITDA	$728	$680	$48	7.1%
The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation in the years ended December 31, 2014 and 2013:

(in millions)	Year Ended December 31,
	2014	2013
Adjusted EBITDA	$728	$680
Equity earnings (losses) from unconsolidated hospitality ventures	25	(1)
Gains on sales of real estate and other	311	125
Asset impairments	(17)	(22)
Other income (loss), net	(17)	17
Net (income) loss attributable to noncontrolling interests	(2)	2
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(80)	(68)
EBITDA	948	733
Depreciation and amortization	(354)	(345)
Interest expense	(71)	(65)
Provision for income taxes	(179)	(116)
Net income attributable to Hyatt Hotels Corporation	$344	$207

Results of Operations
Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
Consolidated Results

(In millions, except percentages)	Year Ended December 31,
	2013	2012	Better / (Worse)
REVENUES:
Total revenues	$4,184	$3,949	$235	6%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	1,629	1,549	(80)	(5)%
Depreciation and amortization	345	353	8	2%
Other direct costs	32	29	(3)	(10)%
Selling, general, and administrative	323	316	(7)	(2)%
Other costs from managed properties	1,622	1,543	(79)	(5)%
Direct and selling, general, and administrative expenses	3,951	3,790	(161)	(4)%
Net gains and interest income from marketable securities held to fund operating programs	34	21	13	62%
Equity losses from unconsolidated hospitality ventures	(1)	(22)	21	95%
Interest expense	(65)	(70)	5	7%
Gains on sales of real estate	125	—	125	100%
Asset impairments	(22)	—	(22)	(100)%
Other income, net	17	7	10	143%
INCOME BEFORE INCOME TAXES	321	95	226	238%
PROVISION FOR INCOME TAXES	(116)	(8)	(108)	(1,350)%
NET INCOME	205	87	118	136%
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2	1	1	100%
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$207	$88	$119	135%
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
Owned and leased hotels revenues increased $121 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. Comparable owned and leased hotels revenue increased $96 million over the same period, which includes net favorable currency effects of $5 million. The increase was primarily driven by increased revenues from hotels in the United States, which benefited from higher ADR and growth in food and beverage revenues. Non-comparable owned and leased hotels revenue increased $25 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, which includes $1 million in net favorable currency effects. The non-comparable increase was due primarily to three new wholly owned full service hotels acquired in 2013, a full year of contribution from two properties acquired in 2012, and the opening of one leased property in 2012, partially offset by 11 hotels sold during 2013 and eight hotels sold in 2012.
We also experienced a $35 million increase in management and franchise fee revenues for the year ended December 31, 2013 compared to the same period in 2012, which includes net unfavorable currency impacts of $4 million. Included in consolidated management fees for the year ended December 31, 2013 were base management fees of $163 million, a 6% increase from 2012, incentive management fees of $100 million, a 3% increase from 2012, franchise fees of $48 million, a 30% increase from 2012 and other fee revenue of $31 million, a 63% increase from 2012. The increases in management fees were primarily driven by increases in base management and incentive fees from hotels newly converted to Hyatt brands in EAME/SW Asia and increased ADR in the Americas. The increase in franchise fees is partially driven by new and converted hotels in the Americas. Included in the increase in other fee revenue was a $12 million termination fee received in 2013 and a $2 million increase in the amortization of deferred gains from hotels sold subject to management agreements.
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
Owned and leased hotels expense.    Expenses for owned and leased hotels increased by $80 million in the year ended December 31, 2013 compared to the year ended December 31, 2012. Comparable owned and leased hotels expense increased $56 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, largely attributable to higher compensation, health insurance and employment related costs, rent expense and real estate taxes. Non-comparable owned and leased hotels expense increased $18 million in the year ended December 31, 2013 compared to the year ended December 31, 2012 due to three new wholly owned full service hotels acquired in 2013, a full year of contribution from two properties acquired in 2012, and the opening of one leased property in 2012, partially offset by 11 hotels sold during 2013 and eight hotels sold in 2012. Additionally, expenses recognized with respect to our employee benefit programs funded through rabbi trusts increased $6 million driven by the performance of the underlying invested assets during the year ended December 31, 2013 compared to the year ended December 31, 2012. Changes in these expenses are fully offset to the account net gains and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.
Depreciation and amortization expense.    Depreciation and amortization expense decreased by $8 million in the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease was driven by depreciation and amortization at our comparable hotels which decreased $10 million in 2013 compared to 2012 primarily due to a decrease of $6 million in accelerated amortization of an intangible asset and a reduction in depreciation expense at certain select service hotels. Non-comparable hotel depreciation and amortization expense increased $2 million in 2013 compared to 2012 due primarily to hotels acquired or newly opened during the comparable periods partially offset by hotels sold in 2013 and 2012.
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

Net gains and interest income from marketable securities held to fund operating programs.  Net gains and interest income from marketable securities held to fund operating programs includes securities held to fund our benefit programs funded through rabbi trusts and securities held to fund our Hyatt Gold Passport program. These securities in total generated a net gain of $34 million for the year ended December 31, 2013 and a net gain of $21 million for the year ended December 31, 2012. Marketable securities held to fund our benefit programs funded through rabbi trusts resulted in a net gain of $35 million in the year ended December 31, 2013 compared to the net gain of $18 million in the year ended December 31, 2012. This change was driven by the market performance of the underlying securities. The gains or losses on securities held in the rabbi trusts offset our owned and leased hotels expense for our hotel staff and selling, general and administrative expenses for our corporate staff and personnel supporting our business segments, having no net impact on our earnings. Of the $17 million change in the underlying securities, $11 million was offset in selling, general and administrative expenses and $6 million was offset in owned and leased hotel expenses. Marketable securities held to fund our Hyatt Gold Passport program and related to our owned and leased hotels, generated a net loss of $1 million in the year ended December 31, 2013 compared to a net gain of $3 million for the year ended December 31, 2012. The gains and losses on securities held to fund our Hyatt Gold Passport program and related to our owned and leased hotels are offset by corresponding changes to our owned and leased hotels revenues, thus having no net impact on our earnings.
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

Other income, net.    Other income, net, increased by $10 million in the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to the favorable impact of cost method investment income and a gain on the sale of artwork, partially offset by debt settlement costs and a charitable contribution to Hyatt Hotels Foundation (formerly Hyatt Thrive Foundation). The table below provides a breakdown of other income, net for the years ended December 31, 2013 and December 31, 2012, respectively:

(in millions)	Year Ended December 31,
	2013	2012	Better / (Worse)
Interest income	$17	$23	$(6)
Cost method investment income (1)	50	1	49
Gains on other marketable securities (2)	2	17	(15)
Impairment of held-to-maturity investment (3)	—	(4)	4
Gain on sale of artwork	29	—	29
Charitable contribution to Hyatt Hotels Foundation (4)	(20)	—	(20)
Debt settlement costs (5)	(35)	—	(35)
Foreign currency losses	(5)	(3)	(2)
Provisions on hotel loans (6)	(6)	(4)	(2)
Realignment costs (7)	—	(21)	21
Transaction costs (8)	(10)	(2)	(8)
Other (9)	(5)	—	(5)
Other income, net	$17	$7	$10

(1) During 2013 we received a complete pay-off of our preferred equity interest and residual common investment in the partnership that owns the Hyatt Regency New Orleans. We continue to manage the property under the existing management agreement. See Note 3 to our consolidated financial statements included in this annual report for further detail.
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
The effective tax rate for 2012 of 8.3% differed from the U.S. statutory federal income tax rate of 35% primarily due to benefits relating to foreign tax credits of $26 million, a favorable settlement of state tax matters of $6 million, the reversal of interest expense on the treatment for expensing certain renovation costs in prior years of $6 million, and $3 million for reductions in foreign statutory tax rates. These benefits are partially offset by a $7 million expense resulting from a reduction in the deferred tax assets of certain non-consolidated investments and an approximately $8 million expense (including $3 million in interest and penalties) for uncertain tax positions in foreign jurisdictions

Segment Results
We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA, as described in Note 19 to our consolidated financial statements included in this annual report. See “—Key Business Metrics Evaluated by Management” for a discussion of our definition of Adjusted EBITDA, how we use it, why we present it and material limitations on its usefulness. The segment results presented below are presented before intersegment eliminations.
Owned and Leased Hotels.  Revenues increased by $121 million in the year ended December 31, 2013 compared to the year ended December 31, 2012, which included $6 million in net favorable currency impact. Worldwide comparable hotel revenues increased $96 million in 2013 compared to 2012, of which $84 million was from full service hotels and $12 million was from select service hotels. For the year ended December 31, 2013, revenue growth at our comparable full service and comparable select service owned hotels was largely driven by increased ADR, primarily from transient travelers in the United States, compared to the same period in 2012. Our comparable full service owned hotels also experienced increases in group business and food and beverage revenues in the United States. Non-comparable owned and leased hotels revenues increased $25 million in the year ended December 31, 2013 compared to the year ended December 31, 2012, largely due to three new wholly owned full service hotels acquired in 2013, a full year of contribution from two properties acquired in 2012, and the opening of one leased property in 2012, partially offset by 11 hotels sold during 2013 and eight hotels sold in 2012. During the year ended December 31, 2013, we removed seven full service and three select service properties from the comparable owned and leased hotels results and moved them to non-comparable owned and leased hotels results.

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
Adjusted EBITDA increased by $29 million in the year ended December 31, 2013 compared to the year ended December 31, 2012. Adjusted EBITDA at our comparable owned and leased properties increased $28 million in the period ended December 31, 2013 compared to the same period in 2012, largely due to increased ADR at our full service and select service hotels in the United States, partially offset by higher compensation and related costs, rent expense, and real estate taxes. Adjusted EBITDA at our non-comparable hotels increased $6 million in the year ended December 31, 2013 compared to the same period in the prior year, primarily due to three new wholly owned full service hotels acquired in 2013, a full year of contribution from two properties acquired in 2012, and the opening of one leased property in 2012, partially offset by 11 hotels sold during 2013 and eight hotels sold in 2012. Adjusted EBITDA at our joint venture hotels decreased $5 million in the year ended December 31, 2013, primarily due to a decline in Adjusted EBITDA resulting from the sale of our ownership interest in two hotels in 2012 and two hotels in 2013 and pre-opening costs for a hotel in Hawaii that opened in 2013. These decreases were partially offset by an increase in Adjusted EBITDA due to our new investment in all inclusive resorts, a new hotel opening in 2013 and improved performance from a hotel that was under renovation in 2012.
Americas management and franchising.    Americas management and franchising total revenues increased by $62 million in the year ended December 31, 2013 compared to the year ended December 31, 2012, which included $1 million in unfavorable net currency impact. Other revenues from managed properties increased $26 million in the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily driven by increases in hotel payroll expenses.
Management, franchise and other fees increased $36 million in the year ended December 31, 2013 compared to the year ended December 31, 2012. This was primarily driven by a $25 million increase in franchise and other fee revenue, largely due to an $11 million increase in termination fees, an $11 million increase in franchise fees partially due to new and converted hotels, and a $2 million increase in the amortization of deferred gains from hotels sold subject to management agreements. Management fees increased $11 million during the period, of which $6 million was related to incentive fees and $5 million was related to base management fees.
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
Adjusted EBITDA increased by $14 million in the year ended December 31, 2013 compared to the year ended December 31, 2012, which included $1 million in net unfavorable currency effects. The increase in Adjusted EBITDA was partially driven by an increase in management and other fees of $9 million in the year ended December 31, 2013 compared to the year ended December 31, 2012. Additionally, Adjusted EBITDA improved $5 million during the year ended December 31, 2013 compared to the same period in 2012 due to decreases in selling, general and administrative expenses primarily due to lower payroll and related costs, partially offset by unfavorable bad debt expense due to fewer recoveries in 2013 compared to 2012.
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

Inflation
We do not believe that inflation had a material effect on our business in 2014, 2013 or 2012.

Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments and cash generated from our operations. As part of our business strategy we also recycle capital by using net proceeds from dispositions to support our acquisitions and new investment opportunities. When appropriate, we borrow cash under our revolving credit facility or from other third-party sources, and may also raise funds by issuing debt or equity securities as necessary. We maintain a cash investment policy that emphasizes preservation of capital. We had cash and cash equivalents and short-term investments of $815 million and $484 million at December 31, 2014 and 2013, respectively. We believe that our cash position, short-term investments and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives in the foreseeable future.
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
Recent Transactions Affecting Our Liquidity and Capital Resources
During 2014, the board of directors authorized the repurchase of up to an additional $700 million of the Company's common stock. During the year ended December 31, 2014, we repurchased $445 million of the Company's common stock, of which $443 million was settled in cash during the year. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. See Note 16 for details of our 2014 and 2013 share repurchase plans, including our most recent repurchase authorization, which was announced on December 11, 2014. As of December 31, 2014, we had $444 million remaining under the current share repurchase authorization.
During the year ended December 31, 2014, we entered into a Second Amended and Restated Credit Agreement with a syndicate of lenders that provides for a $1.5 billion senior unsecured revolving credit facility that matures in January 2019. This restated our existing $1.5 billion facility which was scheduled to mature in September 2016. For a detailed discussion of the revolving credit facility, see “—Revolving Credit Facility.”
During the year ended December 31, 2014, we sold nine select service properties and one full service property for a total of $311 million, net of closing costs. Included in the working capital adjustment is $1 million of cash, resulting in a net sales price of $310 million. The properties will remain Hyatt-branded hotels for a minimum of 25 years under long-term agreements.
During the year ended December 31, 2014, we sold the Hyatt Residential Group for $222 million, which includes an interest in a joint venture that owns and is developing a vacation ownership property in Maui, Hawaii as well as a full service hotel. This included working capital adjustments of $2 million, which resulted in a net cash inflow of $220 million. We have entered into a master license agreement with the purchaser and will receive recurring annual license fees under this agreement, which will be recorded in management and franchise fees within our corporate and other segment on our consolidated statements of income. The Hyatt Residence Club and the vacation ownership resorts will retain the Hyatt Residence Club brand.
During the year ended December 31, 2014, we sold a portfolio of 38 select service properties for $581 million. We entered into long-term franchise agreements with the purchaser, with all hotels maintaining their existing Hyatt Place or Hyatt House branding.
During the year ended December 31, 2014, we sold the Park Hyatt Washington for $97 million, the Park Hyatt Toronto for $88 million and the Hyatt Regency Vancouver for $116 million, net of closing costs. We will continue to manage the hotels under new long-term management agreements.
During the year ended December 31, 2014, we sold five Hyatt Place properties for a net sales price of $51 million. We entered into long-term franchise agreements with the purchasers, with all hotels maintaining their existing Hyatt Place branding.
During the year ended December 31, 2014, four joint ventures in which we hold ownership interests and that are classified as equity method investments, sold the following hotels to third parties: Hyatt Place Austin Downtown, for which we received cash of $28 million, Hyatt Regency DFW International Airport and another building, for which we received cash of $19 million, Hyatt Place Houston/Sugar Land, for which we received cash of $12 million and Hyatt Place Coconut Point, for which we received cash of $5 million.
During the year ended December 31, 2014, we acquired the recently constructed Park Hyatt New York hotel for a purchase price of $392 million. Included in the working capital adjustments is $1 million of cash, resulting in a net purchase price of $391 million.

During the year ended December 31, 2014, we exercised our purchase option to acquire the Hyatt Regency Grand Cypress hotel for $191 million.
During the year ended December 31, 2014, we purchased the Hyatt Regency Lost Pines Resort and Spa and adjacent land from an unconsolidated hospitality venture in which we hold an 8.2% interest. We purchased the hotel and adjacent land for a net purchase price of approximately $164 million. Included in the working capital adjustments is cash and cash equivalents of $7 million, resulting in a net cash disbursement of $157 million. Additionally, as part of the acquisition, we assumed debt of $69 million, including a $3 million debt premium.
During 2013, we entered into management agreements and a related performance guarantee with a third party that acquired the four managed hotels in France. The performance guarantee does not have an annual cap and the maximum total commitment remaining under the performance guarantee as of December 31, 2014 is €362 million, or $437 million, using exchange rates as of December 31, 2014. We became subject to the guarantee in the second quarter of 2013 with the conversion of the hotels to Hyatt management. Our current expectation is that any payment under the performance guarantee in 2015 will not have a significant impact on our liquidity and capital resources. See Note 15 to our consolidated financial statements for further information.
During 2013, the board of directors authorized the repurchase of up to $400 million of the Company's common stock. During the year ended December 31, 2013, the Company repurchased $275 million of common stock.
We had senior unsecured notes, (the "Senior Notes"), consisting of $250 million of 5.750% senior notes due 2015 (the “2015 Notes”), $250 million of 6.875% senior notes due 2019 (the “2019 Notes”), $250 million of 3.875% senior notes due 2016 (the “2016 Notes”), $250 million of 5.375% senior notes due 2021 (the “2011 Notes”) and $350 million of 3.375% Senior Notes due 2023 (the “2023 Notes” and together with the 2015 Notes, the 2016 Notes, the 2019 Notes and the 2021 Notes, the “Senior Notes”). During the year ended December 31, 2013, we redeemed our outstanding 2015 Notes, which had an aggregate principal amount of $250 million outstanding. In accordance with the terms of the 2015 Notes, the redemption price was $278 million. During the year ended December 31, 2013, we also completed a cash tender offer to repurchase any and all of our outstanding 2019 Notes. Prior to the repurchase, we had an aggregate principal amount of $250 million of 2019 Notes outstanding, of which $54 million was repurchased. An early tender premium of $12 million was paid in relation to the purchase, resulting in a $66 million total cash outflow related to the tender offer. The remaining $196 million of the 2019 Notes remains on our balance sheet subject to the original terms of the note agreement. In addition, during the year ended December 31, 2013, we issued the 2023 Senior Notes. We received net proceeds of $345 million from the sale of the 2023 Notes, after deducting discounts and offering expenses of approximately $3 million.
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
During the year ended December 31, 2013, we purchased the remaining 70% interest in the entity that owned the Grand Hyatt San Antonio from our venture partner for a purchase price of $16 million and repaid $44 million of mezzanine debt and consolidated $198 million of outstanding bonds that were held at the hospitality venture. See Note 8 to our consolidated financial statements for further information.
During 2013, we sold seven full service properties for $497 million, net of closing costs. We entered into either long-term management agreements or long-term franchise agreements with the owners of the properties.
During 2013, we sold four Hyatt Place properties for cash proceeds of $68 million, net of closing costs. We entered into long-term management agreements with the purchaser of the hotels.
During 2012, we acquired all of the outstanding shares of capital stock of a company that owned a full service hotel in Mexico City, Mexico. The total purchase price was approximately $202 million and as part of the purchase, we acquired cash and cash equivalents of $12 million, resulting in a net purchase price of $190 million.
In August 2012 the board of directors approved a share repurchase of up to $200 million of the Company's common stock. In accordance with the authorization, in 2012 the Company repurchased $136 million of Class A common stock, excluding related expenses.

During 2012 we sold seven Hyatt Place properties and one Hyatt House property for a combined $87 million, net of closing costs, and sold our interest in two joint ventures for $52 million.
Sources and Uses of Cash
At December 31, 2014, we had cash and cash equivalents of $685 million compared to cash and cash equivalents of $454 million at December 31, 2013, and $413 million at December 31, 2012. Additionally, at December 31, 2014, we had short-term investments in certificates of deposit and other marketable securities of $130 million compared to short-term investments in certificates of deposit and other marketable securities of $30 million at December 31, 2013, and $514 million at December 31, 2012.

	Year Ended December 31,
(in millions)	2014	2013	2012
Cash provided by (used in):
Operating activities	$473	$456	$499
Investing activities	373	(147)	(489)
Financing activities	(607)	(264)	(124)
Effects of changes in exchange rate on cash and cash equivalents	(8)	(4)	(7)
Net change in cash and cash equivalents	$231	$41	$(121)
As of December 31, 2014, we have determined that undistributed net earnings of $353 million of certain foreign subsidiaries would be indefinitely reinvested in operations outside the United States. These earnings could become subject to additional taxes if remitted as dividends, loaned to a U.S. affiliate, or if we sold our interest in the affiliates; the resulting U.S. income tax liabilities could be offset, in whole or in part, by credits allowable for taxes paid to foreign jurisdictions.
Cash Flows from Operating Activities
Cash flows provided by operating activities totaled $473 million in the year ended December 31, 2014 compared to $456 million in the year ended December 31, 2013. The increase in cash attributable to changes in assets and liabilities is primarily driven by the timing of payables and accruals and reduced cash transferred to restricted cash for our captive insurance subsidiary in 2014. These increases were partially offset by a decrease in working capital related to prepaid taxes, which primarily are related to cash payments in excess of current tax expense accruals in 2014. Cash flow from operations was negatively impacted as a large portion of net income in 2014 was driven by investing activities, including the gains on sales of real estate and other.
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
Cash Flows from Investing Activities
Cash flows provided by investing activities totaled $373 million in the year ended December 31, 2014. Cash flows used in investing activities totaled $147 million and $489 million in the years ended December 31, 2013 and 2012, respectively.
2014 Activity:

•	purchased a net total of $101 million of marketable securities and short-term investments.

•
sold nine select service properties and one full service property for $310 million, net of closing costs and cash transferred, of which $232 million was classified as restricted cash in anticipation of consummation of a like-kind exchange agreement and was released upon the completion of the like-kind exchange.

•
sold a portfolio of 38 select service properties for approximately $581 million, of which $403 million was classified as restricted cash in anticipation of a like-kind exchange agreement, of which $311 million was subsequently released upon the completion of the like-kind exchange agreement. Accordingly, we classified net proceeds of $92 million as restricted cash on our consolidated balance sheets as of December 31, 2014.

•
sold Hyatt Residential Group for $222 million, which includes an interest in a joint venture that owns and is developing a vacation ownership property in Maui, Hawaii, as well as a full service hotel. The net proceeds of $220 million included working capital adjustments of $2 million.

•
sold the Park Hyatt Washington for approximately $97 million, of which $97 million was classified as restricted cash in anticipation of a like-kind exchange agreement which was subsequently released upon the completion of the like-kind exchange.

•
sold the Park Hyatt Toronto for approximately $88 million and the Hyatt Regency Vancouver for $116 million, of which combined $87 million was classified as restricted cash pending clearance from the Canada Revenue Agency pursuant to Withholding Tax Escrow Agreements.

•
sold five Hyatt Place properties for $51 million, of which $51 million was classified as restricted cash on our consolidated balance sheets as of December 31, 2014, in anticipation of a like-kind exchange agreement.

•
acquired the recently constructed Park Hyatt New York hotel, for a purchase price of $392 million. Included in the working capital adjustments is cash of $1 million, resulting in a net cash outflow of $391 million.

•
acquired the Hyatt Regency Lost Pines Resort and Spa and adjacent land from an unconsolidated hospitality venture in which we hold an 8.2% interest. We purchased the hotel and adjacent land for a purchase price of approximately $164 million. Included in the working capital adjustments is cash and cash equivalents of $7 million, resulting in a net cash outflow of $157 million.

•	released $74 million from restricted cash in conjunction with the 2013 sale of Hyatt Key West and the consummation of a like-kind exchange agreement.

•	invested a total of $114 million in investments which includes $98 million in unconsolidated hospitality ventures.

•	received proceeds of $56 million, which primarily related to two mezzanine loan receivables.

•	capital expenditures were $253 million (see "Capital Expenditures" below).
2013 Activity:

•	received a total of $440 million in net proceeds from marketable securities and short-term investments.

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

•
acquired The Peabody in Orlando, Florida for a purchase price of $716 million, which includes $2 million of cash received, The Driskill in Austin, Texas for a purchase price of $85 million and the remaining 70% interest in the entity that owned the Grand Hyatt San Antonio hotel for a purchase price of $16 million, which includes $1 million of cash acquired.

•	capital expenditures were $232 million (see "Capital Expenditures" below).
2012 Activity:

•	acquired the common stock of an entity that owned the Hotel Nikko Mexico in Mexico City, Mexico, for a net purchase price of $190 million.

•	acquired the Hyatt Regency Birmingham in the United Kingdom for a net purchase price of approximately $43 million.

•	sold seven Hyatt Place properties and one Hyatt House property for a combined $87 million, net of closing costs, to an unrelated third party.

•	sold our interest in two equity method investments to a third party for $52 million.

•	capital expenditures were $301 million (see “Capital Expenditures” below).

Cash Flows from Financing Activities
Cash flows used in financing activities totaled $607 million and $264 million for the years ended December 31, 2014 and 2013, respectively. Cash flows used in financing activities were $124 million for the year ended December 31, 2012.
During 2014, the Company repurchased 7,693,326 shares of common stock, for an aggregate purchase price of $445 million of which $443 million was settled in cash during the year.
During 2014, the Company exercised our purchase option to acquire the Hyatt Regency Grand Cypress hotel for $191 million.
During 2014, we drew and subsequently repaid $205 million on our revolving credit facility. During 2013 and 2012, we did not draw on our revolving credit facility.
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
During the years ended December 31, 2014 and 2013, we drew $44 million and $30 million, respectively, excluding the effects of currency, on a construction loan for the development of a hotel in Brazil. During the year ended December 31, 2012, we had no draws on the aforementioned construction loan.
The following is a summary of our debt to capital ratios as of December 31, 2014 and December 31, 2013:

	December 31,	December 31,
(in millions, except percentages)	2014	2013
Consolidated debt (1)	$1,390	$1,483
Stockholders’ equity	4,627	4,769
Total capital	6,017	6,252
Total debt to total capital	23.1%	23.7%
Consolidated debt (1)	1,390	1,483
Less: Cash and cash equivalents and short-term investments	815	484
Net consolidated debt (cash and short-term investments)	575	999
Net debt to total capital	9.6%	16.0%

(1)
Excludes approximately $638 million and $672 million of our share of unconsolidated hospitality venture indebtedness as of December 31, 2014 and 2013, respectively, substantially all of which is non-recourse to us.

Cash Flows from Discontinued Operations
In 2014, 2013 and 2012 there were no cash flows provided by discontinued operations.
Capital Expenditures
We routinely make capital expenditures to enhance our business. We divide our capital expenditures into maintenance, enhancements to existing properties and investment in new properties. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations.
During the year ended December 31, 2014, we made total capital expenditures of $253 million, which included $72 million for enhancements to existing properties, $102 million for maintenance, and $79 million for investment in new properties.
During the year ended December 31, 2013, we made total capital expenditures of $232 million, which included $81 million for enhancements to existing properties, $90 million for maintenance, and $61 million for investment in new properties.

During the year ended December 31, 2012, we made total capital expenditures of $301 million, which included $153 million for enhancements to existing properties, $106 million for maintenance, and $42 million for investment in new properties.
The increase in investments in new properties from 2013 to 2014 is driven by increased construction spending on our development of a hotel in Brazil partially offset by decreased expenditures on certain select service hotels. The increase in maintenance expenditures in 2014 compared to 2013 is driven by increased technology spending partially offset by decreased spending at full service properties. The decrease in enhancements to existing properties from 2013 to 2014 was driven by fewer renovations at our domestic full service hotels partially offset by an increase in large scale renovation projects at certain international full service hotels.
The decrease in enhancements to existing properties from 2012 to 2013 was driven primarily by the types of enhancements being completed in 2013, which were smaller scale renovations at full service hotels as well as renovations at certain select service hotels, compared to significant renovation activity at certain full service hotels in 2012. Our select service hotel renovations typically do not require the same level of investment as full service hotel renovations because select service hotels generally have fewer rooms, significantly less meeting space and public areas and no ballroom space. The decrease in maintenance expenditures in 2013 compared to 2012 is driven by decreased spending at both full service and select service properties partially offset by an increase in technology spending. The increase in investments in new properties from 2012 to 2013 is driven by increased expenditures for select service hotels partially offset by decreased construction spending on our development of a hotel in Brazil.
Senior Notes
The following table sets forth the principal, maturity and interest rate of our senior unsecured notes described below (collectively, the "Senior Notes"). Interest on the Senior Notes is payable semi-annually.

Description	Principal Amount
3.875% Senior Notes due 2016	$250
6.875% Senior Notes due 2019	$196
5.375% Senior Notes due 2021	$250
3.375% Senior Notes due 2023	$350
Total	$1,046
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
We are in compliance with all applicable covenants under the indenture governing our Senior Notes as of December 31, 2014.
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

During the year ended December 31, 2014, we had proceeds and repayments of $205 million on the revolving credit facility. There were no borrowings under the prior revolving credit facility for the years ended December 31, 2013 and 2012, respectively. There was no outstanding balance on this credit facility at December 31, 2014, or on the prior revolving credit facility at December 31, 2013 and 2012, respectively. We do, however, have $9 million and $104 million in outstanding undrawn letters of credit that we issued under our current and prior revolving credit facility (and reduced the availability thereunder) as of December 31, 2014 and 2013, respectively. As of December 31, 2014, we had available borrowing capacity of $1.5 billion under our revolving credit facility, net of outstanding undrawn letters of credit.
All of our borrowings under our revolving credit facility are guaranteed by substantially all of our material domestic subsidiaries, as defined in the revolving credit facility. All guarantees are guarantees of payment and performance and not of collection. Hotel Investors I, Inc. is an additional borrower under our revolving credit facility.
Interest rates on outstanding borrowings are either LIBOR-based or based on an alternate base rate, with margins in each case based on our credit rating or, in certain circumstances, our credit rating and leverage ratio. As of December 31, 2014, the interest rate for a one month LIBOR borrowing under our revolving credit facility would have been 1.421%, or LIBOR, of 0.171%, plus 1.250%.
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
We were in compliance with all applicable covenants as of December 31, 2014.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had a total of $65 million and $125 million in letters of credit outstanding at December 31, 2014 and 2013, respectively. Included in those totals are $9 million and $104 million in letters of credit issued under the revolving credit facility as of December 31, 2014 and 2013, respectively. Also included in those totals are letters of credit issued directly with financial institutions of $56 million and $21 million at December 31, 2014 and 2013, respectively. The letters of credit issued directly with financial institutions had weighted average fees of 94 basis points at December 31, 2014. The range of maturity on these letters of credit was up to one year as of December 31, 2014.
Other Indebtedness and Future Debt Maturities
We entered into a thirty-year capital lease for the Hyatt Regency Grand Cypress in 2007. During the year ended December 31, 2014, we acquired the Hyatt Regency Grand Cypress for $191 million after exercising our purchase option. This purchase reduced our capital lease obligation, which was recorded in current maturities of long-term debt on our consolidated balance sheets as of December 31, 2013.

Excluding the $1,044 million of Senior Notes, all other third-party indebtedness as of December 31, 2014 totaled $346 million.
As of December 31, 2014, $9 million of our outstanding debt will mature in the following twelve months. We believe that we will have adequate liquidity to meet requirements for scheduled maturities.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2014:

(dollars in millions)		Payments Due by Period
	Total	2015	2016	2017	2018	2019	Thereafter
Debt (1)	$1,859	$75	$391	$65	$65	$261	$1,002
Capital lease obligations (1)	24	3	3	2	2	2	12
Operating lease obligations	686	39	36	35	34	39	503
Purchase obligations	10	10	—	—	—	—	—
Other long-term liabilities (2)	615	151	68	22	2	2	370
Total contractual obligations	$3,194	$278	$498	$124	$103	$304	$1,887

(1)	Includes principal as well as interest payments. Assumes constant foreign exchange rates as of December 31, 2014 for floating rate debt and international debt.

(2)
Primarily consists of deferred compensation plan liabilities and obligations to fund contract acquisition costs, loans to hotel owners or other investments. Excludes $62 million in long-term tax positions due to the uncertainty related to the timing of the reversal of those positions.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at December 31, 2014 included purchase obligations of $10 million, letters of credit of $65 million and surety bonds of $94 million. These amounts are more fully discussed in “—Sources and Uses of Cash—Revolving Credit Facility and —Letters of Credit”, “—Contractual Obligations” and Note 15 to our consolidated financial statements included in this annual report.
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

Guarantees
We enter into performance guarantees related to certain hotels that we manage or debt repayment guarantees with respect to certain hotels primarily when we also hold an equity investment.  We record a liability for the fair value of these performance and debt repayment guarantees at their inception date. The offset depends on the circumstances in which the guarantee was issued.  We amortize the liability for the fair value of a guarantee into income over the term of the guarantee using a systematic and rational, risk-based approach. Performance guarantees are amortized into income in other income (loss), net in the consolidated income statements and debt repayment guarantees that relate to our equity method investments are amortized into income in equity earnings (losses) from unconsolidated hospitality ventures in the consolidated income statements. On a quarterly basis, we evaluate the likelihood of funding under the guarantee. To the extent we determine an obligation to fund under a guarantee is both probable and estimable, we will record a separate contingent liability. The expense related to the separate contingent liability is recognized in other income (loss), net or equity earnings (losses) from unconsolidated hospitality ventures in the period that we determine funding is probable for that period.
Goodwill
As required, we evaluate goodwill for impairment on an annual basis, and do so during the fourth quarter of each year using balances as of October 1 and at an interim date if indications of impairment exist. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount. This is done either by performing a qualitative assessment or proceeding to the two-step process, with an impairment being recognized only where the fair value is less than carrying value. In any given year we can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or we elect to bypass the qualitative assessment, we proceed to the two-step process. When determining fair value, we utilize internally developed discounted future cash flow models, third-party appraisals and, if appropriate, current estimated net sales proceeds from pending offers. Under the discounted cash flow approach we utilize various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows, the discount rates and the terminal value growth rate assumptions. Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources. We then compare the estimated fair value of the reporting unit to our carrying value. If the carrying value is in excess of the fair value, we must perform step two in order to determine our implied fair value of goodwill to measure if an impairment charge is necessary. The determination of our implied fair value of goodwill requires the allocation of the reporting unit’s estimated fair value to the individual assets and liabilities of the reporting unit as if we had completed a business combination. We perform the allocation based on our knowledge of the reporting unit, the market in which they operate, and our overall knowledge of the hospitality industry. Changes in our allocation approach could result in different measures of implied fair value and impact the final impairment charge, if any.
Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. We had $133 million and $147 million of goodwill as of December 31, 2014 and December 31, 2013, respectively. An adverse change to our fair value estimates could result in an impairment charge, which could be material to our earnings. The Company has seven reporting units on which we have a goodwill balance as of December 31, 2014.
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
Indefinite-Lived Intangibles
As required, we evaluate indefinite-lived intangibles for impairment on an annual basis, and do so during the fourth quarter of each year using balances as of October 1 and at an interim date if indications of impairment exist. Indefinite-lived intangibles impairment is determined by comparing the fair value of the asset to its carrying amount. This is done either by performing a qualitative or quantitative assessment, with an impairment being recognized only where the fair value is less than carrying value. In any given year we can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or we elect to bypass the qualitative assessment, we proceed to the quantitative analysis. When determining fair value, we primarily utilize the income approach. Under the income approach we utilize various assumptions, including projections of revenues based on assumed long-term growth rates and appropriate discount rates based on the weighted average cost of capital. Our estimates of long-term growth are based on historical data, various internal estimates and a variety of external sources.

Long-Lived Assets and Definite-Lived Intangibles
We evaluate the carrying value of our long-lived assets and definite-lived intangibles for impairment by performing a recoverability analysis comparing the expected undiscounted future cash flows of the assets to the net book value of the assets when certain triggering events occur. If the expected undiscounted future cash flows are less than the net book value of the assets, a fair value analysis is prepared and the excess of the net book value over the estimated fair value is charged to earnings. When determining fair value, we use internally developed discounted future cash flow models, third-party appraisals and, if appropriate, current estimated net sales proceeds from pending offers. Under the discounted cash flow approach we utilize various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs, terminal value growth rate and appropriate discount rates.
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

•
determine the projected undiscounted future operating cash flows when necessary. The principal factor used in the undiscounted cash flow analysis requiring judgment is our estimates regarding long-term growth and costs which are based on historical data, various internal estimates and a variety of external sources and are developed as part of our routine, long-term planning process; and

•
determine the estimated fair value of the respective long-lived asset when necessary. In determining the fair value of a long lived asset, we typically use internally developed discounted cash flow models. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows, the discount rates and the terminal value growth rate assumptions. Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources.

Changes in economic and operating conditions impacting these judgments could result in impairments to our long-lived assets in future periods, which could be material to our earnings. We had $4,731 million and $5,255 million of long-lived assets and definite-lived intangibles as of December 31, 2014 and December 31, 2013, respectively.
Available for Sale Debt Securities
As required, we remeasure the fair value of our available for sale debt securities through other comprehensive income on a quarterly basis. To the extent that there is not a readily available market price for the security, we utilize an option pricing model to estimate the fair value. This model requires that we make certain assumptions and judgments regarding the expected volatility, term, risk free interest rate, and enterprise value. We utilize observable data for a group of comparable peer companies to assist in developing our volatility assumption considering both implied and historic volatility. In selecting the peer companies, we consider business operations, size, stages of development, prospects for growth, and risk. We estimate the expected time-frame until a liquidation event is expected to occur and utilize a zero coupon U.S. Treasury instrument whose term is consistent with our expectations. We utilize a discounted cash flow model which requires that we make various assumptions. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows, appropriate discount rates based on the weighted average cost of capital and the terminal value growth rate assumptions. There is inherent uncertainty in our assumptions and fluctuations in these assumptions will result in different estimates of fair value. The changes in fair value from period to period are recorded in other comprehensive income.
Unconsolidated Hospitality Ventures
We record a loss in the value of an unconsolidated hospitality venture that is determined to be an “other than temporary” decline in our consolidated statements of income. We evaluate the carrying value of our unconsolidated hospitality ventures for impairment by comparing the estimated fair value of the venture to the book value when there is an indication that a loss in value has occurred. If the fair value is less than the book value of the unconsolidated hospitality venture, we use our judgment to determine if the decline in value is temporary or other than temporary. The factors we consider when making this determination include, but are not limited to:

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

•
the estimated fair value of the unconsolidated hospitality venture when necessary. In determining the fair value of an unconsolidated hospitality venture we typically utilize internally developed discounted cash flow models. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future cash flows of the venture, the discount rates and the terminal value growth rate assumptions. Our estimates of long-term growth and costs are based on the unconsolidated hospitality venture’s historical data, various internal estimates and a variety of external sources; and

•
whether a decline in value is deemed to be other than temporary. The final determination is based on our review of the consideration factors mentioned above, as well as our knowledge of the hospitality industry, historical experience, location of the underlying venture property, market conditions and venture-specific information available at the time of the assessment. We realize, however, that the results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis.

Changes in economic and operating conditions impacting these judgments could result in impairments to our unconsolidated hospitality ventures in future periods. We had investments of $334 million and $329 million of unconsolidated hospitality ventures accounted for under the cost and equity method as of December 31, 2014 and December 31, 2013, respectively.
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
We adopted the Financial Accounting Standards Board's ("FASB") guidance on uncertain tax positions on January 1, 2007. The guidance prescribes a financial statement recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Specifically, it clarifies that an entity’s tax benefits must be “more likely than not” of being sustained assuming that its tax reporting positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If the position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes. A change in the assessment of the “more likely than not” standard could materially impact our consolidated financial statements.
Stock Compensation
Overview
We utilize our LTIP as a means of attracting, retaining and incentivizing qualified executives, key employees and nonemployee directors to increase our value and continue our efforts to build and sustain growth. As of December 31, 2014, we had authorized 14,375,000 shares of Class A common stock to be issued under the LTIP, of which 6,971,529 shares remain available to be issued. As part of our LTIP, we award Stock Appreciation Rights ("SARs"), Restricted Stock Units ("RSUs") and Performance Vested Restricted Stock ("PSSs").
The following table summarizes by grant date the awards granted since January 1, 2012 under our LTIP, as well as the fair value at the date of grant.

Grant Date	Award Type	Number Granted	Fair Value
March 2012	SARs	405,877	17.29
March 2012	RSUs	444,059	41.29
March 2012	PSSs	209,569	41.29
June 2012	RSUs	19,787	35.87
October 2012	RSUs	2,580	38.75
December 2012	RSUs	40,694	36.86
March 2013	SARs	472,003	17.95
March 2013	SARs	54,914	18.21
March 2013	RSUs	453,356	43.44
March 2013	PSSs	218,686	43.44
June 2013	RSUs	2,218	40.56
September 2013	RSUs	13,082	45.86
December 2013	RSUs	2,132	46.90
February 2014	SARs	327,307	22.57
February 2014	RSUs	376,328	49.39
February 2014	PSSs	162,906	49.39
September 2014	RSUs	2,452	61.17
The majority of the awards are determined to be classified as equity awards with the fair value being determined on the grant date. We have an insignificant portion of the awards which are expected to be settled in cash and therefore are classified as liabilities. We recognize stock-based compensation expense over the requisite service period of the individual grantee. We currently have issued service condition awards and performance-based awards. We have elected to use the straight-line method of expense attribution for the service condition awards. The performance-based awards were first granted in 2011 and vest based on satisfaction of certain performance targets. The number of PSSs that will ultimately vest and be paid out in Class A common stock will range from 0% to 200% of the target amount stated in each executive officer’s award agreement based upon the performance of the Company relative to the applicable performance target. We use the best available estimate of the future achievement of the performance targets and are currently expensing the 2012 PSS awards at 113% of the target, 2013 PSS awards at 95% of the target, and 2014 PSS awards at 100% of the target, each over the respective three year performance period. The PSSs will vest at the end of the performance period only if a minimum performance target is met; there is no interim performance metric. We will continue to assess the achievement of the performance targets and may adjust the amount of stock-based compensation expense we recognize related to the performance-based awards.
The process of estimating the fair value of stock-based compensation awards and recognizing the associated expense over the requisite service period involves significant management estimates and assumptions.
For SARs grants, we use an estimated forfeiture rate of 0% because only a small group of executives has historically received these awards and we have limited historical data on which to base these estimates. Our estimated forfeiture rate is 3% for RSU awards. We monitor the forfeiture activity to ensure that the current estimate continues to be appropriate. Any changes to this estimate will impact the amount of compensation expense we recognize with respect to any future grants.
We determine the fair value of our stock-settled SARs using the Black-Scholes-Merton (BSM) option-pricing model. Under the BSM option-pricing model, management is required to make certain assumptions, including assumptions relating to the following:
Expected volatility.    Because there is limited trading history for our common stock, we do not have sufficient information available on which to base a reasonable and supportable estimate of the expected volatility of our share price. As a result, we are using an average historical volatility of our peer group over a time period consistent with our expected term assumption. Our peer group was determined based upon companies in our industry with similar business models and is consistent with those used to benchmark our executive compensation. During 2012 we began incorporating our limited trading history with our peer group's history to obtain our expected volatility of our share price. As we continue to gain more trading history of our common stock, we will continue to phase out our peer group's historical volatility.
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
The fair value of our SARs granted since January 2010 was estimated using the BSM option pricing model with the following assumptions:

	February 13, 2014 Grant	March 15, 2013 Grant	March 16, 2012 Grant	March 16, 2011 Grant	May 11, 2010 Grant	March 2, 2010 Grant
Expected Volatility	44.32%	40.67%	40.84%	43.39%	46.27%	45.67%
Expected Life in Years	6.290	6.330	6.251	6.251	6.251	6.251
Risk-free Interest Rate	1.93%	1.18%	1.49%	2.43%	2.69%	2.75%
Annual Dividend Yield	—%	—%	—%	—%	—%	—%
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
Our total unearned compensation under our LTIP program was $2 million and $14 million as of December 31, 2014 and 2013, respectively, for SARs, $15 million and $31 million as of December 31, 2014 and 2013, respectively, for RSUs, and $3 million and $4 million as of December 31, 2014 and 2013, respectively, for PSSs. We will record these amounts to compensation expense primarily over the next two years with respect to SARs, with a limited portion of the SAR awards extending to four years, three years with respect to RSUs, with a limited portion of RSU awards extending over the next six years, and over the next two years with respect to PSSs.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At December 31, 2014, we were a party to hedging transactions including the use of derivative financial instruments, as discussed below.
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
After the issuance of our 2015 Notes, we entered into eight $25 million interest rate swap contracts, each of which was set to expire on August 15, 2015. Taken together, these eight interest rate swap contracts effectively converted a total of $200 million of the $250 million 2015 Notes to floating rate debt based on three-month LIBOR plus a fixed rate component. During the year ended December 31, 2012, we terminated four of the eight interest rate swap contracts, for which we received cash payments of $8 million to settle the fair value of the swaps. The cash received from the termination of the four swaps was being amortized as a benefit to interest expense over the remaining term of the 2015 Notes until the notes were redeemed in 2013 and the gain was fully recognized.
During the year ended December 31, 2013, we redeemed all of our 2015 Notes (see Note 10) and settled the four outstanding swap agreements. At the time the 2015 Notes were redeemed, we recognized a gain of $7 million, which included the remaining unamortized benefit from the settlement of the initial four swaps during 2012 of $5 million and a gain on the remaining four swaps of $2 million that were terminated in 2013 in anticipation of the redemption of the 2015 Notes. The gain is included within debt settlement costs in other income (loss), net on the consolidated statements of income. As of December 31, 2014 and December 31, 2013, we held no interest rate swap contracts.
Our fixed percentage of total debt is approximately 95%. This percentage relates only to our gross debt balance and does not include the effect of our floating rate cash investments. We will continue to evaluate our fixed debt as a percentage of total debt and it is possible that this percentage will change in the future.
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

(in millions)	December 31, 2014	December 31, 2013
Pound Sterling	$171	$168
Korean Won	32	31
Swiss Franc	10	27
Canadian Dollar	72	3
Total notional amount of forward contracts	$285	$229
We intend to offset the gains and losses related to our intercompany loans and transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income. For the years ended December 31, 2014, 2013 and 2012, the effects of these derivative instruments within other income (loss), net on our consolidated financial statements was a gain of $10 million, a loss of $6 million and a loss of $12 million, respectively. We expect to continue this practice relating to our intercompany loans and transactions, and may also begin to manage the risks associated with other transactional and translational foreign currency volatility within our business.

Item 8.    Financial Statements and Supplementary Data.
The consolidated financial statements and supplementary data required by Item 8 are contained in Item 15 of this annual report and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Principal Executive Officer and Principal Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this annual report, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company's management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The information required by this Item 10 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2014 pursuant to Regulation 14A under the Exchange Act in connection with our 2015 annual meeting of stockholders.
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
The information required by this Item 11 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2014 pursuant to Regulation 14A under the Exchange Act in connection with our 2015 annual meeting of stockholders.
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
The information required by this Item 12 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2014 pursuant to Regulation 14A under the Exchange Act in connection with our 2015 Annual Meeting of Stockholders.
Information related to this Item 12 appears under the caption: “STOCK - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the definitive proxy statement.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information as of December 31, 2014 about Class A common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	4,907,598	(1)	$46.39	(2)	7,668,141	(3)
Equity Compensation Plans Not Approved by Security Holders	—		—		1,469,195	(4)
Total	4,907,598		$46.39		9,137,336

(1) Includes (a) SARs to purchase 3,608,560 shares of Class A common stock issued under the LTIP with a weighted average exercise price of $46.39 (calculated on a one-for-one basis), (b) 1,284,466 shares of Class A common stock to be issued upon the vesting of RSUs issued under the LTIP for which no exercise price will be paid (assuming maximum payout of PSS and PSU awards) and (c) 14,572 shares of Class A common stock issued pursuant to the ESPP in connection with the October 2014 to December 2014 purchase period (which shares will be issued in January 2015).
(2) The calculation of weighted average exercise price includes only outstanding SARs.
(3) Includes (a) 6,971,529 shares of Class A common stock that remain available for issuance under the LTIP and (b) 696,612 shares of Class A common stock that remain available for issuance pursuant to the ESPP.
(4) Includes (a) 1,169,195 shares of Class A common stock that remain available for issuance pursuant to the DCP and (b) 300,000 shares of Class A common stock that remain available for issuance pursuant to the FRP.

The DCP and the FRP are non-qualified defined contribution plans. The DCP provides eligible participants employed in the United States with the opportunity to defer a portion of their compensation, to receive employer matching contributions and to receive discretionary employer contributions. Compensation deferred under the DCP as well as matching and discretionary credits, if any, are credited to a participant’s account under the DCP and are held in a rabbi trust, on behalf of the participants. A participant may direct the investment of funds in such participant’s account in certain investment funds. In 2010, certain participants were offered a one-time election to have up to 15% of certain fully vested and nonforfeitable accounts invested in Class A common stock (with the account balances being calculated as of June 1, 2010). In connection with such elections, 30,805 shares of Class A common stock were issued to the trustee of the DCP. The number of shares of Class A common stock to be allocated to each electing participant’s account was determined by dividing the dollar amount of such participant’s elected percentage of their account balances by the closing price of Class A common stock on June 2, 2010. The shares of Class A common stock held in such accounts are held in the trust on behalf of the participant until distributed upon termination of employment. Participants’ accounts under the DCP generally are distributed in cash. However, the portion of the participant’s account invested in Class A common stock will be distributed in shares of Class A common stock. The material terms of the FRP are the same as the material terms of the DCP; however, the FRP includes an employer contribution schedule based on age and years of service. Participants in the FRP are employees located outside of the United States. Participants in the FRP have not been given an election to invest their accounts in Class A common stock due to international securities law considerations. However, the board of directors has reserved 300,000 shares of Class A common stock for issuance under the FRP in the event that participants in the FRP are given such an election in the future.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2014 pursuant to Regulation 14A under the Exchange Act in connection with our 2015 Annual Meeting of Stockholders.
Information related to this Item 13 appears under the captions: “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” and “CORPORATE GOVERNANCE - DIRECTOR INDEPENDENCE” in the definitive proxy statement.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2014 pursuant to Regulation 14A under the Exchange Act in connection with our 2015 Annual Meeting of Stockholders.
Information related to this Item 14 appears under the caption “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the definitive proxy statement.

Part IV

Item 15.	Exhibits and Financial Statement Schedule.
The following documents are filed as part of this annual report.

(a)	Financial Statements
The following consolidated financial statements are included in this annual report on the pages indicated:

(b)	Financial Statement Schedule
The following financial statement schedule is included in this annual report on the page indicated:

Page
Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2014, 2013 and 2012	SCHII-1

(c)	Exhibits
The Exhibit Index follows Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2014, 2013 and 2012 and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYATT HOTELS CORPORATION

	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer

Date: February 18, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Mark S. Hoplamazian	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	February 18, 2015
Mark S. Hoplamazian
/s/ Bradley O'Bryan	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 18, 2015
Bradley O'Bryan
/s/ Thomas J. Pritzker	Executive Chairman of the Board	February 18, 2015
Thomas J. Pritzker
/s/ Richard A. Friedman	Director	February 18, 2015
Richard A. Friedman
/s/ Susan D. Kronick	Director	February 18, 2015
Susan D. Kronick
/s/ Mackey J. McDonald	Director	February 18, 2015
Mackey J. McDonald
/s/ Cary D. McMillan	Director	February 18, 2015
Cary D. McMillan
/s/ Pamela M. Nicholson	Director	February 18, 2015
Pamela M. Nicholson
/s/ Jason Pritzker	Director	February 18, 2015
Jason Pritzker
/s/ Michael A. Rocca	Director	February 18, 2015
Michael A. Rocca
/s/ Richard C. Tuttle	Director	February 18, 2015
Richard C. Tuttle
/s/ James H. Wooten, Jr.	Director	February 18, 2015
James H. Wooten, Jr.
/s/ William Wrigley, Jr.	Director	February 18, 2015
William Wrigley, Jr.

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
Management assessed the effectiveness of Hyatt Hotels Corporation’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that Hyatt Hotels Corporation maintained effective internal control over financial reporting as of December 31, 2014.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Hyatt Hotels Corporation’s internal control over financial reporting as of December 31, 2014. That report is included in Item 15 of this Annual Report on Form  10-K.

/s/ Mark S. Hoplamazian
Mark S. Hoplamazian President & Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hyatt Hotels Corporation
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Hyatt Hotels Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hyatt Hotels Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 18, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hyatt Hotels Corporation
Chicago, Illinois

We have audited the internal control over financial reporting of Hyatt Hotels Corporation and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 18, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 18, 2015

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2014, 2013, and 2012
(In millions of dollars, except per share amounts)

	2014	2013	2012
REVENUES:
Owned and leased hotels	$2,246	$2,142	$2,021
Management and franchise fees	387	342	307
Other revenues	75	78	78
Other revenues from managed properties	1,707	1,622	1,543
Total revenues	4,415	4,184	3,949
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	1,691	1,629	1,549
Depreciation and amortization	354	345	353
Other direct costs	35	32	29
Selling, general, and administrative	349	323	316
Other costs from managed properties	1,707	1,622	1,543
Direct and selling, general, and administrative expenses	4,136	3,951	3,790
Net gains and interest income from marketable securities held to fund operating programs	15	34	21
Equity earnings (losses) from unconsolidated hospitality ventures	25	(1)	(22)
Interest expense	(71)	(65)	(70)
Gains on sales of real estate and other	311	125	—
Asset impairments	(17)	(22)	—
Other income (loss), net	(17)	17	7
INCOME BEFORE INCOME TAXES	525	321	95
PROVISION FOR INCOME TAXES	(179)	(116)	(8)
NET INCOME	346	205	87
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2)	2	1
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$344	$207	$88
EARNINGS PER SHARE—Basic
Net Income	$2.26	$1.29	$0.53
Net income attributable to Hyatt Hotels Corporation	$2.25	$1.30	$0.53
EARNINGS PER SHARE—Diluted
Net Income	$2.24	$1.29	$0.53
Net income attributable to Hyatt Hotels Corporation	$2.23	$1.30	$0.53

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2014, 2013, and 2012
(In millions of dollars)

	2014	2013	2012
Net income	$346	$205	$87
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (benefit) expense of $1, $1, and $(3) for the years ended December 31, 2014, 2013, and 2012, respectively	(93)	(8)	29
Unrealized gains on available for sale securities, net of tax (benefit) expense of $2, $1, and $1 for the years ended December 31, 2014, 2013, and 2012, respectively	—	6	2
Unrecognized pension cost, net of tax (benefit) expense of $(1), $1, and $- for the years ended December 31, 2014, 2013, and 2012, respectively	—	1	—
Unrealized gains on derivative activity, net of tax (benefit) expense of $1, $-, and $- for the years ended December 31, 2014, 2013, and 2012, respectively	1	—	1
Other comprehensive income (loss)	(92)	(1)	32
COMPREHENSIVE INCOME	254	204	119
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2)	2	1
COMPREHENSIVE INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$252	$206	$120

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and 2013
(In millions of dollars, except share and per share amounts)

	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$685	$454
Restricted cash	359	184
Short-term investments	130	30
Receivables, net of allowances of $13 and $11 at December 31, 2014 and 2013, respectively	274	273
Inventories	17	77
Prepaids and other assets	108	122
Prepaid income taxes	47	12
Deferred tax assets	26	11
Assets held for sale	63	—
Total current assets	1,709	1,163
Investments	334	329
Property and equipment, net	4,186	4,671
Financing receivables, net of allowances	40	119
Goodwill	133	147
Intangibles, net	552	591
Deferred tax assets	196	198
Other assets	993	959
TOTAL ASSETS	$8,143	$8,177
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$9	$194
Accounts payable	130	133
Accrued expenses and other current liabilities	468	411
Accrued compensation and benefits	120	133
Liabilities held for sale	3	—
Total current liabilities	730	871
Long-term debt	1,381	1,289
Other long-term liabilities	1,401	1,240
Total liabilities	3,512	3,400
Commitments and contingencies (see Note 15)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of December 31, 2014 and 2013	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 37,676,490 outstanding and 37,712,763 issued at December 31, 2014, Class B common stock, $0.01 par value per share, 443,399,875 shares authorized, 111,405,463 shares issued and outstanding at December 31, 2014 and Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 43,584,144 outstanding and 43,620,417 issued at December 31, 2013, Class B common stock, $0.01 par value per share, 444,521,875 shares authorized, 112,527,463 shares issued and outstanding at December 31, 2013	2	2
Additional paid-in capital	2,621	3,015
Retained earnings	2,165	1,821
Treasury stock at cost, 36,273 shares at December 31, 2014 and 2013	(1)	(1)
Accumulated other comprehensive loss	(160)	(68)
Total stockholders’ equity	4,627	4,769
Noncontrolling interests in consolidated subsidiaries	4	8
Total equity	4,631	4,777
TOTAL LIABILITIES AND EQUITY	$8,143	$8,177

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013, and 2012
(In millions of dollars)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$346	$205	$87
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	354	345	353
Amortization of share awards	52	27	22
Deferred income taxes	(28)	(7)	65
Asset impairments	17	22	—
Provisions on hotel loans	—	6	4
Equity (earnings) losses from unconsolidated hospitality ventures, net of distributions received	54	50	44
Gains on sales of real estate and other	(311)	(125)	—
Foreign currency losses	3	5	3
Net realized gains from other marketable securities	—	(2)	(17)
Other	(38)	(39)	5
Increase (decrease) in cash attributable to changes in assets and liabilities:
Restricted cash	(18)	(73)	(1)
Receivables, net	(28)	(9)	(33)
Inventories	8	3	8
Prepaid income taxes	(53)	16	8
Accounts payable, accrued expenses and other current liabilities	186	71	81
Accrued compensation and benefits	(9)	(5)	22
Other long-term liabilities	(19)	(6)	(118)
Other, net	(43)	(28)	(34)
Net cash provided by operating activities	473	456	499
(Continued)
See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013, and 2012
(In millions of dollars)

	2014	2013	2012
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	$(421)	$(301)	$(370)
Proceeds from marketable securities and short-term investments	320	741	467
Contributions to investments	(114)	(428)	(90)
Proceeds from sale of investments	—	—	52
Return of investment	57	86	39
Acquisitions, net of cash acquired	(548)	(814)	(233)
Capital expenditures	(253)	(232)	(301)
Issuance of financing receivables	(5)	—	(67)
Proceeds from financing receivables	56	279	18
Proceeds from sales of real estate and other, net of cash disposed	1,467	601	87
Sales proceeds transferred to escrow as restricted cash	(870)	(498)	(44)
Sales proceeds transferred from escrow to cash and cash equivalents	714	466	—
(Increase) decrease in restricted cash—investing	(8)	(9)	1
Other investing activities	(22)	(38)	(48)
Net cash provided by (used in) investing activities	373	(147)	(489)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs of $0, $3 and $0, respectively	249	385	10
Repayments of long-term debt	(208)	(368)	—
Repurchase of common stock	(443)	(275)	(136)
Repayment of capital lease obligation	(191)	—	—
Other financing activities	(14)	(6)	2
Net cash used in financing activities	(607)	(264)	(124)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8)	(4)	(7)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	231	41	(121)
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	454	413	534
CASH AND CASH EQUIVALENTS—END OF PERIOD	$685	$454	$413
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$71	$66	$68
Cash paid during the period for income taxes	$267	$119	$50
Non-cash operating activities are as follows:
Non-cash performance guarantee	$—	$128	$—
Non-cash investing activities are as follows:
Non-cash contract acquisition costs	$—	$128	$—
Change in accrued capital expenditures	$4	$(7)	$(40)
(Concluded)

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2014, 2013, and 2012
(In millions of dollars)

	Total	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries
BALANCE—January 1, 2012	$4,818	$2	$3,380	$1,526	$(1)	$(99)	$10
Total comprehensive income	119	—	—	88	—	32	(1)
Purchases of shares in noncontrolling interests	(2)	—	(3)	—	—	—	1
Repurchase of common stock	(136)	—	(136)	—	—	—	—
Directors compensation	1	—	1	—	—	—	—
Employee stock plan issuance	3	—	3	—	—	—	—
Share based payment activity	18	—	18	—	—	—	—
BALANCE—December 31, 2012	$4,821	$2	$3,263	$1,614	$(1)	$(67)	$10
Total comprehensive income	204	—	—	207	—	(1)	(2)
Repurchase of common stock	(275)	—	(275)	—	—	—	—
Directors compensation	2	—	2	—	—	—	—
Employee stock plan issuance	3	—	3	—	—	—	—
Share based payment activity	22	—	22	—	—	—	—
BALANCE—December 31, 2013	$4,777	$2	$3,015	$1,821	$(1)	$(68)	$8
Total comprehensive income	254	—	—	344	—	(92)	2
Disposals of shares in noncontrolling interests	(4)	—	—	—	—	—	(4)
Repurchase of common stock	(445)	—	(445)	—	—	—	—
Directors compensation	2	—	2	—	—	—	—
Employee stock plan issuance	3	—	3	—	—	—	—
Share based payment activity	45	—	45	—	—	—	—
Other	(1)	—	1	—	—	—	(2)
BALANCE—December 31, 2014	$4,631	$2	$2,621	$2,165	$(1)	$(160)	$4

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, unless otherwise indicated)

1.     ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively “Hyatt Hotels Corporation”) provide hospitality services on a worldwide basis through the development, management, franchising, licensing and ownership of hospitality related businesses. We develop, own, operate, manage, franchise, license or provide services to a portfolio of properties consisting of full service hotels, select service hotels, resorts and other properties, including timeshare, fractional and other forms of residential or vacation properties. As of December 31, 2014, (i) we operated or franchised 280 full service hotels, comprising 113,467 rooms throughout the world, (ii) we operated or franchised 275 select service hotels, comprising 37,638 rooms, of which 263 hotels are located in the United States, and (iii) our portfolio of properties included 5 franchised all inclusive Hyatt-branded resorts, comprising 1,881 rooms. Our portfolio of properties operate in 50 countries around the world and we hold ownership interests in certain of these properties.
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
Revenue Recognition—Our revenues are primarily derived from the following sources and are generally recognized when services have been rendered:

•
Owned and leased hotels revenues are derived from room rentals and services provided at our owned, leased, and consolidated hospitality venture properties and are recorded when rooms are occupied and services have been rendered. Sales and occupancy taxes are recorded on a net basis in the consolidated statements of income.

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

–
Franchise fees consist of an initial application fee and continuing royalty fees calculated based on a percentage of gross rooms’ revenues and in certain circumstances, food and beverage revenues and are recognized as the fees are earned and become due from the franchisee and when all material services or conditions relating to the sale have been substantially performed or satisfied by the franchisor.

•	Other revenues

–
Other revenues primarily includes revenues from our vacation ownership business, earned through the date of sale of the business in the fourth quarter of 2014. Prior to the sale, we recognized vacation ownership revenue when a minimum of 10% of the purchase price for the interval had been received, the period of cancellation with refund had expired, and receivables were deemed collectible. For sales that did not qualify for full revenue recognition, as the project had progressed beyond the preliminary stages, but had not yet reached completion, all revenue and associated direct expenses were initially deferred and recognized in earnings through the percentage-of-completion method. As a result of the disposition, we entered into a master license agreement with ILG, through which we will earn license fees that are recorded to management and franchise fees in our consolidated statements of income.

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
Restricted Cash—We had restricted cash of $359 million and $184 million at December 31, 2014 and 2013, respectively, which includes:

•	sales proceeds for like-kind exchange agreements of $143 million and $74 million, respectively, that were placed into an escrow account administered by an intermediary (see Note 8).

•	reserves statutorily required to be held by our captive insurance subsidiary of $88 million and $74 million, respectively (see Note 15).

•	proceeds from $27 million and $16 million, respectively, drawn on a loan that are being used for the development of a hotel in Brazil (see Note 10).

•
$9 million and $10 million, respectively, related to debt service on bonds that were acquired in connection with the acquisition of the entity that owned the Grand Hyatt San Antonio hotel (see Note 10). In addition, we have $9 million and $11 million, respectively, recorded in other assets.

In addition, as of December 31, 2014, restricted cash includes $87 million for the sales of two Canadian hotels, as the Canadian tax regulations require a portion of the proceeds to be classified as restricted (see Note 8). The remaining restricted cash balances of $5 million and $10 million at December 31, 2014 and 2013, respectively, relate to secured real estate taxes, property insurance, escrow deposits on purchases of our vacation ownership intervals, escrow deposits on construction projects, security deposits, property and equipment reserves, and long-term loans. These amounts are invested in interest-bearing accounts.
Investments—We consolidate entities under our control, including entities where we are deemed to be the primary beneficiary as a result of qualitative and/or quantitative characteristics. The primary beneficiary is the party who has the power to direct the activities of a variable interest entity ("VIE") that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. Investments in unconsolidated affiliates over which we exercise significant influence, but do not control, including joint ventures, are accounted for under the equity method. In addition, our limited partnership investments in which we hold more than a minimal investment are accounted for under the equity method of accounting. Investments in unconsolidated affiliates over which we are not able to exercise significant influence are accounted for under the cost method.
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
Marketable Securities—Our investments in marketable securities are principally included within short-term investments and other assets in the consolidated balance sheets and are classified as either trading or available-for-sale ("AFS") (see Note 4). Marketable securities are recorded at fair value based on listed market prices or dealer price quotations where available. Listed market prices and dealer price quotations are not available to value our preferred investment, therefore, we utilize an option pricing model, which requires that we make certain assumptions regarding the expected volatility, term, risk free interest rate over the expected term, dividend yield and enterprise value (see Note 5).
Our marketable securities consist of various types of mutual funds, preferred shares, time deposits, common stock and fixed income securities, including U.S. government obligations, obligations of other government agencies, corporate debt, mortgage-backed and asset-backed securities and municipal and provincial bonds. Realized and unrealized gains and losses on trading securities are reflected in our consolidated statements of income in other income (loss), net. Available-for-sale securities with unrealized gains and losses are reported as part of accumulated other comprehensive loss on the consolidated balance sheets. Realized gains and losses on available-for-sale securities are recognized in other income (loss), net based on the cost of the securities using specific identification. Available-for-sale securities are assessed for impairment quarterly. To determine if an impairment is other-than-temporary, we consider the duration and severity of the loss position, the strength of the underlying collateral, the term to maturity, credit rating and our intent to sell. For debt securities that are deemed other-than-temporarily impaired and there is no intent to sell, impairments are separated into the amount related to the credit loss, which is recorded in our consolidated statements of income and the amount related to all other factors, which is recorded in accumulated other comprehensive loss. For debt securities that are deemed other-than-temporarily impaired and there is intent to sell, impairments in their entirety are recorded on our consolidated statements of income.
Foreign Currency—The functional currency of our consolidated and nonconsolidated entities located outside the United States of America is generally the local currency. The assets and liabilities of these entities are translated into U.S. dollars at year-end exchange rates, and the related gains and losses, net of applicable deferred income taxes, are reflected in stockholders’ equity. Gains and losses from foreign currency transactions are included in earnings. Income and expense accounts are translated at the average exchange rate for the period. Gains and losses from foreign exchange rate changes related to intercompany receivables and payables of a long-term nature are generally included in other comprehensive income (loss). Gains and losses from foreign exchange rate movement related to intercompany receivables and payables that are not of a long-term nature are included in earnings.
Financing Receivables—We define financing receivables as financing arrangements that represent a contractual right to receive money either on demand or on fixed or determinable dates and that are recognized on our consolidated balance sheets at amortized cost in current and long-term receivables. We recognize interest income as earned and provide an allowance for cancellations and defaults. We have divided our financing receivables into three portfolio segments based on the level at which we develop and document a systematic methodology to determine the allowance for credit losses. Based on their initial measurement, risk characteristics and our method for monitoring and assessing credit risk, we have determined the class of financing receivables to correspond to our identified portfolio segments, which are as follows:

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

•
Vacation Ownership Mortgage Receivables. As of December 31, 2014, we have completed the sale of our vacation ownership business and thus the outstanding balance in vacation ownership mortgage receivables is zero.

–
These financing receivables were comprised of various mortgage loans related to our financing of vacation ownership interval sales. We recorded an estimate of uncollectibility as a reduction of sales revenue at the time revenue was recognized on a vacation ownership interval sale. We evaluated this portfolio collectively as we held a large group of homogeneous, smaller-balance, vacation ownership mortgage receivables and used a technique referred to as static pool analysis, which tracked uncollectibles over the entire life of those mortgage receivables. We used static pool analysis as the basis for determining our general reserve requirements on our vacation ownership mortgage receivables. The adequacy of the related allowance was determined by management through analysis of several factors, such as current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio including defaults, aging and historical write-offs of these receivables. The allowance was maintained at a level deemed adequate by management based on a periodic analysis of the mortgage portfolio.

–
We determined our vacation ownership mortgage receivables to be non-performing if either interest or principal was greater than 120 days past due based on the contractual terms of the individual mortgage loans and would not recognize interest income. We wrote-off vacation ownership mortgage receivables that were over 120 days past due, on the date which we determined the mortgage receivables to be uncollectible.

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

Inventories—Inventories are comprised of operating supplies and equipment that have a period of consumption of one year or less, and food and beverage items at our owned and leased hotels at December 31, 2014 and 2013, respectively. As of December 31, 2013, inventories principally was comprised of unsold vacation ownership intervals of $64 million. Due to the sale of our vacation ownership business in the fourth quarter of 2014, we no longer hold inventories of unsold vacation ownership intervals. As of December 31, 2013, vacation ownership inventory was carried at the lower of cost or market, based on relative sales value or net realizable value and was classified as a current asset consistent with recognized industry practice. Based on management's assessment, no impairment charges were recorded related to vacation ownership inventory in 2012, 2013 or in 2014 prior to the sale of this business. Food and beverage and operating and supplies equipment inventories are generally valued at the lower of cost (first-in, first-out) or market.
Property and Equipment—Property and equipment are stated at cost, including interest incurred during development and construction periods. Depreciation and amortization are recognized over the estimated useful lives of the assets, primarily on the straight-line method. All repair and maintenance costs are expensed as incurred.

Useful lives assigned to property and equipment are as follows:

Buildings and improvements	15-50 years
Leasehold improvements	The shorter of the lease term or useful life of asset
Furniture and equipment	3-20 years
Computers	3-7 years
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
Guarantees—We enter into performance guarantees related to certain hotels that we manage or debt repayment guarantees with respect to certain hotels primarily in which we also hold an equity investment. We record a liability for the fair value of these performance and debt repayment guarantees at their inception date. The corresponding offset depends on the circumstances in which the guarantee was issued. We amortize the liability for the fair value of a guarantee into income over the term of the guarantee using a systematic and rational, risk-based approach. Performance guarantees are amortized into income in other income (loss), net in the consolidated income statements and debt repayment guarantees that relate to our equity method investments are amortized into income in equity earnings (losses) from unconsolidated hospitality ventures in the consolidated statements of income. On a quarterly basis, we evaluate the likelihood of funding under a guarantee. To the extent we determine an obligation to fund under a guarantee is both probable and estimable, we will record a separate contingent liability. The expense related to the separate contingent liability is recognized in other income (loss), net or equity earnings (losses) from unconsolidated hospitality ventures in the period that we determine funding is probable for that period. For additional information about guarantees, see Note 15.
Goodwill—As required, we evaluate goodwill for impairment on an annual basis, and do so during the fourth quarter of each year using balances as of October 1 and at an interim date if indications of impairment exist. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount. This is done either by performing a qualitative assessment or proceeding to the two-step process, with an impairment being recognized only where the fair value is less than carrying value. In any given year we can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or we elect to bypass the qualitative assessment, we proceed to the two-step process. When determining fair value, we utilize internally developed discounted future cash flow models, third-party appraisals and, if appropriate, current estimated net sales proceeds from pending offers. Under the discounted cash flow approach we utilize various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows, discount rates and the terminal value growth rate assumptions. Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-term planning process. We then compare the estimated fair value to our carrying value. If the carrying value is in excess of the fair value, we must determine our implied fair value of goodwill to measure if any impairment charge is necessary. The determination of our implied fair value of goodwill requires the allocation of the reporting unit’s estimated fair value to the individual assets and liabilities of the reporting unit as if we had completed a business combination. We perform the allocation based on our knowledge of the reporting unit, the market in which they operate, and our overall knowledge of the hospitality industry. See Note 9 for additional information about goodwill.

Indefinite-Lived Intangibles—As required, we evaluate indefinite-lived intangibles for impairment on an annual basis, and do so during the fourth quarter of each year using balances as of October 1 and at an interim date if indications of impairment exist. Indefinite-lived intangibles impairment is determined by comparing the fair value of the asset to its carrying amount. This is done either by performing a qualitative or quantitative assessment, with an impairment being recognized only where the fair value is less than carrying value. In any given year we can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or we elect to bypass the qualitative assessment, we proceed to the quantitative analysis. When determining fair value, we primarily utilize the income approach. Under the income approach we utilize various assumptions, including projections of revenues based on assumed long-term growth rates and appropriate discount rates based on the weighted average cost of capital. Our estimates of long-term growth are based on historical data, various internal estimates and a variety of external sources. See Note 9 for additional information about indefinite-lived intangibles.
Income Taxes—We account for income taxes to recognize the amount of taxes payable or refundable for the current year and the amount of deferred tax assets and liabilities resulting from the future tax consequences of differences between the financial statements and tax basis of the respective assets and liabilities. We recognize the financial statement effect of a tax position when, based on the technical merits of the uncertain tax position, it is more likely than not to be sustained on a review by taxing authorities. These estimates are based on judgments made with currently available information. We review these estimates and make changes to recorded amounts of uncertain tax positions as facts and circumstances warrant. For additional information about income taxes, see Note 14.
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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these items and their close proximity to maturity. For additional information about fair value, see Note 5. The fair value of marketable securities is discussed in Note 4; the fair value of financing receivables is discussed in Note 7; and the fair value of long-term debt is discussed in Note 10.
Hyatt Gold Passport Fund—The Hyatt Gold Passport Program (the “Program”) is our loyalty program. We operate the Program for the benefit of the Hyatt portfolio of properties, whether owned, operated, managed, licensed or franchised by us. The Program is operated through the Hyatt Gold Passport Fund (the “Fund”), which is owned collectively by the owners of the Hyatt portfolio of properties, whether owned, operated, managed, licensed or franchised by us. The Fund has been established to provide for the payment of operating expenses and redemptions of member awards associated with the Program. The Fund is maintained and managed by us on behalf of and for the benefit of the Hyatt portfolio of hotels. We have evaluated our investment in the Fund and have determined that the Fund qualifies as a VIE and, as a result of the Company being the primary beneficiary, we have consolidated the Fund.

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
The Fund is financed by payments from the properties and returns on marketable securities. The Fund invests amounts received from the properties in marketable securities (see Note 4). As of December 31, 2014 and 2013, total assets of the Fund were $429 million and $368 million, respectively, including $145 million and $106 million of current assets, respectively. Marketable securities held by the Fund and included in other non-current assets were $284 million and $262 million as of December 31, 2014 and 2013, respectively (see Note 4). As of December 31, 2014 and 2013, total liabilities of the Fund were $429 million and $368 million, respectively, including $145 million and $106 million of current liabilities, respectively. The current liabilities include $132 million and $94 million of accrued expenses and other current liabilities as of December 31, 2014 and 2013, respectively. The non-current liabilities of the Fund are included in other long-term liabilities (see Note 13).
Recently Issued Accounting Pronouncements
Adopted Accounting Standards
In February 2013, the Financial Accounting Standards Board ("FASB") released Accounting Standards Update No. 2013-04 ("ASU 2013-04"), Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The provisions of ASU 2013-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-04 did not materially impact our consolidated financial statements.
In March 2013, the FASB released Accounting Standards Update No. 2013-05 ("ASU 2013-05"), Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force). ASU 2013-05 requires that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. The provisions of ASU 2013-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-05 did not materially impact our consolidated financial statements.
In July 2013, the FASB released Accounting Standards Update No. 2013-11 ("ASU 2013-11"), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The provisions of ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 did not materially impact our consolidated financial statements.
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
In June 2014, the FASB released Accounting Standards Update No. 2014-10 (“ASU 2014-10”), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP and it eliminates an exception provided in the consolidation guidance for development stage enterprises. The provisions of ASU 2014-10 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. When adopted, ASU 2014-10 is not expected to materially impact our consolidated financial statements.
In August 2014, the FASB released Accounting Standards Update No. 2014-15 (“ASU 2014-15”), Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and the related footnote disclosures. The provisions of ASU 2014-15 are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. When adopted, ASU 2014-15 is not expected to materially impact our consolidated financial statements.

3.     EQUITY AND COST METHOD INVESTMENTS
We have investments that are recorded under both the equity and cost methods. These investments are considered to be an integral part of our business and are strategically and operationally important to our overall results. Our equity and cost method investment balances recorded at December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
Equity method investments	$311	$320
Cost method investments	23	9
Total investments	$334	$329
Of our $334 million total investment balance as of December 31, 2014, $318 million was recorded in our owned and leased hotels segment. Of our $329 million total investment balance as of December 31, 2013, $310 million was recorded in our owned and leased hotels segment.
We recorded $1 million, $50 million, and $1 million of income from our cost method investments for the years ended December 31, 2014, 2013 and 2012, respectively. Gains or losses from cost method investments are recorded within other income (loss), net on our consolidated statements of income, see Note 21.

The carrying values and ownership percentages of our unconsolidated investments in hotel properties accounted for under the equity method as of December 31, 2014 and 2013 are as follows:

	Ownership Interests	Our Investment
		December 31, 2014	December 31, 2013
Wailea Hotel Holdings, LLC	65.8%	$136	$132
Playa Hotels & Resorts B.V.	23.7%	45	50
Juniper Hotels Private Limited	50.0%	34	33
Hotel Hoyo Uno (Andaz Mayakoba)	40.0%	20	12
Noble I/HY, LLC	40.0%	11	14
Denver Downtown Hotel Partners LLC	50.0%	9	4
Desarrolladora Hotelera Acueducto (Hyatt Regency Guadalajara)	50.0%	8	—
Renaissance Centro M Street LLC	33.0%	6	—
PCH Beach Resort, LLC	40.0%	5	4
Diamante Resort La Paz	50.0%	5	5
Other		32	66
Total		$311	$320
The following tables present summarized financial information for all unconsolidated ventures in which we hold an investment that is accounted for under the equity method.

	Years Ended December 31,
	2014	2013	2012
Total revenues	$1,192	$978	$979
Gross operating profit	329	315	313
Income from continuing operations	31	17	12
Net income	$31	$17	$12

	December 31,
	2014	2013
Current Assets	$476	$556
Noncurrent Assets	2,728	2,877
Total Assets	$3,204	$3,433
Current Liabilities	492	519
Noncurrent Liabilities	1,708	1,962
Total Liabilities	$2,200	$2,481
During 2014, we purchased the Hyatt Regency Lost Pines Resort and Spa and adjacent land from a joint venture in which we hold 8.2% interest, for a net purchase price of approximately $164 million. This transaction was accounted for as a step acquisition and we recorded a gain of $12 million in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income in our owned and leased hotels segment. See Note 8 for further discussion of our acquisition.
During 2014, a joint venture in which we hold an ownership interest and which is classified as an equity method investment within our owned and leased hotels segment, sold the Hyatt Place Houston/Sugar Land to a third party, for which we received proceeds of $12 million. We recorded a deferred gain of $10 million, which is being amortized over the term of the new management agreement for the hotel in management and franchise fees within the Americas management and franchising segment.
During 2014, a joint venture in which we hold an ownership interest and which is classified as an equity method investment within our owned and leased hotels segment, sold the Hyatt Regency DFW International Airport and another building to a third party, for which we received proceeds of $19 million. We recorded a deferred gain of $18 million, which is being amortized over the remaining term of the management agreement for the hotel in management and franchise fees within the Americas management and franchising segment.

During 2014, a joint venture in which we hold an ownership interest and which is classified as an equity method investment within our owned and leased hotels segment, sold the Hyatt Place Coconut Point to a third party, for which we received proceeds of $5 million. This hotel was sold subject to a new franchise agreement. We recorded a gain of $2 million, which has been recorded to equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income.
During 2014, a joint venture in which we hold an ownership interest and which is classified as an equity method investment within our owned and leased hotels segment, sold the Hyatt Place Austin Downtown to a third party, for which we received proceeds of $28 million. The hotel was sold subject to a franchise agreement. We recorded a gain of $20 million, which has been recorded to equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income.
During 2013, a wholly owned Hyatt subsidiary invested $325 million in Playa Hotels & Resorts B.V. ("Playa"), a company that was formed to own, operate and develop all inclusive resorts, certain of which are or will be Hyatt-branded. Playa issued common shares and preferred shares to Hyatt in return for our investment. Our investment in common shares has been classified as an equity method investment. The investment in preferred shares has been classified as an available for sale debt security and recorded in other assets on the consolidated balance sheets. See Note 4 for further discussion of our preferred investment.
During 2013, we purchased the remaining 70% interest of the entity that owned the Grand Hyatt San Antonio hotel. We accounted for the transaction as a step acquisition, see Note 8 for further discussion of our acquisition.
During 2013, we recorded income from cost method investments of $50 million in other income (loss), net. We received a return of our $63 million investment and a $30 million return on our preferred equity interest in a joint venture that owns the Hyatt Regency New Orleans. Additionally, our partner in the joint venture executed its option to purchase our residual common investment interest in the venture resulting in a $20 million distribution, (see Note 21). The investment was included in our owned and leased hotels segment. We continue to manage the property under the existing management agreement.
During 2013, a joint venture in which we held an interest and classified as an equity method investment within our owned and leased hotels segment, sold the hotel it owned and dissolved the venture. As a result of this transaction, we received a $5 million distribution, which was recorded as a deferred gain and is being amortized over the remaining term of our management agreement for the hotel in management and franchise fees within the Americas management and franchising segment.
During 2012, we sold our interest in two joint ventures classified as equity method investments, which were included in our owned and leased hotels segment, to a third party for $52 million. Each venture owned a hotel that we managed. At the time of the sale we signed agreements with the third-party purchaser to extend our existing management agreements for the hotels owned by the ventures by ten years. A $28 million gain on the sale was deferred and is being amortized over the life of the extended management agreements in management and franchise fees within the Americas management and franchise segment.
During 2014, 2013 and 2012 we recorded $3 million, $3 million and $19 million in total impairment charges in equity earnings (losses) from unconsolidated hospitality ventures, respectively. The impairment charges in 2014 relate to two hospitality venture properties which are accounted for as equity method investments. The impairment charges in 2013 relate to three properties accounted for as equity method investments, two hospitality ventures for which we recorded total impairment charges of $2 million and one that relates to a vacation ownership business for which we recorded an impairment charge of $1 million. The impairment charges in 2012 relate to three properties accounted for as equity method investments, two of which are hospitality ventures, for which we recorded total impairment charges of $18 million and the third relates to a vacation ownership business for which we recorded an impairment charge of $1 million. Impairment charges recognized were the result of our impairment review process, and impairments were recognized when the carrying amount of our assets was determined to exceed the fair value as calculated using discounted operating cash flows and a determination was made that the decline was other than temporary.

4.     MARKETABLE SECURITIES
We hold marketable securities to fund certain operating programs and for investment purposes. Marketable securities held to fund operating programs are recorded in prepaids and other assets and other assets. We periodically transfer cash and cash equivalents to time deposits, highly liquid and transparent commercial paper, corporate notes and bonds, and U.S. government obligations and obligations of other government agencies for investment purposes, which are recorded in short-term investments. We also hold investments in preferred stock, which is included within other assets.
Marketable Securities Held to Fund Operating Programs—At December 31, 2014 and 2013, total marketable securities held for the Hyatt Gold Passport Fund (see Note 2) and certain deferred compensation plans (see Note 12), carried at fair value and included in the consolidated balance sheets were as follows:

	December 31, 2014	December 31, 2013
Marketable securities held by the Hyatt Gold Passport Fund	$338	$321
Marketable securities held to fund deferred compensation plans	341	334
Total marketable securities	$679	$655
Less current portion of marketable securities held for operating programs included in prepaids and other assets	(54)	(59)
Marketable securities included in other assets	$625	$596
Included in net gains and interest income from marketable securities held to fund operating programs in the consolidated statements of income are $3 million, $(1) million and $3 million of realized and unrealized gains (losses) and interest income, net related to marketable securities held by the Hyatt Gold Passport Fund for the years ended December 31, 2014, 2013 and 2012, respectively. Also included are $12 million, $35 million, and $18 million of net realized and unrealized gains related to marketable securities held to fund deferred compensation plans for the years ended December 31, 2014, 2013 and 2012, respectively.
Marketable Securities Held for Investment Purposes—At December 31, 2014 and 2013, our total marketable securities held for investment purposes and included in the consolidated balance sheets were as follows:

	December 31, 2014	December 31, 2013
Time deposits included in short-term investments	$130	$30
Playa preferred shares included in other assets	280	278
There were no gains (losses) on marketable securities held for investment purposes for the year ended December 31, 2014. Gains on marketable securities held for investment purposes of $2 million and $17 million for the years ended December 31, 2013 and 2012, respectively, are included in other income (loss), net (see Note 21). Included in gains on marketable securities held for investment purposes were gross realized gains and losses on available-for-sale securities of $2 million for the year ended December 31, 2013, and an insignificant amount for the year ended December 31, 2012.
During the year ended December 31, 2013, we invested $271 million in Playa for redeemable, convertible preferred shares. Hyatt has the option to convert its preferred shares into shares of common stock at any time through the later of the second anniversary of the closing of our investment or an initial public offering by Playa. The preferred investment is redeemable at Hyatt's option in August 2021. In the event of an initial public offering or other equity issuance, Hyatt has the option to request that Playa redeem up to $125 million of preferred shares. As a result, we have classified the preferred investment as an available for sale debt security, which is remeasured quarterly at fair value in the consolidated balance sheets through other comprehensive income. See Note 5 for further detail on the fair value of this preferred investment. The fair value of this investment was:

	2014	2013
Fair value at January 1, recorded in other assets	$278	$—
Cost or amortized cost of initial investment	—	271
Gross unrealized gains, recorded to other comprehensive income (loss)	9	7
Gross unrealized losses, recorded to other comprehensive income (loss)	(7)	—
Fair value at December 31, recorded in other assets	$280	$278

5.     FAIR VALUE MEASUREMENT
We have various financial instruments that are measured at fair value including certain marketable securities and derivative instruments. We currently do not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2014 and 2013, we had the following financial assets and liabilities measured at fair value on a recurring basis (see Note 2 for definitions of fair value and the three levels of the fair value hierarchy):

	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	$70	$70	$—	$—
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	341	341	—	—
Preferred shares	280	—	—	280
Time deposits	130	—	130	—
U.S. government obligations	127	—	127	—
U.S. government agencies	34	—	34	—
Corporate debt securities	128	—	128	—
Mortgage-backed securities	23	—	23	—
Asset-backed securities	23	—	23	—
Municipal and provincial notes and bonds	3	—	3	—
Derivative instruments
Foreign currency forward contracts	1	—	1	—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	$71	$71	$—	$—
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	334	334	—	—
Preferred shares	278	—	—	278
Time deposits	30	—	30	—
U.S. government obligations	121	—	121	—
U.S. government agencies	46	—	46	—
Corporate debt securities	112	—	112	—
Mortgage-backed securities	20	—	20	—
Asset-backed securities	18	—	18	—
Municipal and provincial notes and bonds	4	—	4	—
Derivative instruments
Foreign currency forward contracts	(3)	—	(3)	—
During the years ended December 31, 2014 and 2013, there were no transfers between levels of the fair value hierarchy. Our policy is to recognize transfers in and transfers out as of the end of each quarterly reporting period.

Marketable Securities
Our portfolio of marketable securities consists of various types of money market funds, mutual funds, preferred shares, time deposits and fixed income securities, including U.S. government obligations, obligations of other U.S. government agencies, corporate debt securities, mortgage-backed securities, asset-backed securities and municipal and provincial notes and bonds. We invest a portion of our cash balance into short-term interest bearing money market funds that have a maturity of less than ninety days. Consequently, the balances are recorded in cash and cash equivalents. The funds are held with open-ended registered investment companies and the fair value of the funds are classified as Level One as we are able to obtain market available pricing information on an ongoing basis. The fair value of our mutual funds was classified as Level One as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Time deposits included in short-term investments are recorded at par value, which approximates fair value. These are included within short-term investments as a Level Two measurement. The remaining securities, other than our investment in preferred shares, were classified as Level Two due to the use and weighting of multiple market inputs being considered in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities. See Note 4 for further details on our marketable securities.
The impact to net income from total gains or losses included in net gains and interest income from marketable securities held to fund operating programs due to the change in unrealized gains or losses relating to assets still held at the reporting date for the years ended December 31, 2014, 2013 and 2012 was insignificant.
We estimated the fair value of the Playa preferred shares using an option pricing model. This model requires that we make certain assumptions regarding the expected volatility, term, risk free interest rate over the expected term, dividend yield and enterprise value. As Playa is not publicly traded, there is no market value for its stock. Therefore, we utilized observable data for a group of comparable peer companies to assist in developing our volatility assumptions. The expected volatility of Playa’s stock price was developed using weighted average measures of implied volatility and historic volatility for its peer group for a period equal to our expected term of the option. The weighted average risk-free interest rate was based on a zero coupon U.S. Treasury instrument whose term was consistent with the expected term. We anticipate receiving cumulative preferred dividends on our preferred shares; therefore, the expected dividend yield was assumed to be 10% per annum compounding quarterly for two years and increasing to 12% after the second year, with such dividends to be paid-in-kind.
A summary of the significant assumptions used to estimate the fair value of our preferred investment as of December 31, 2014 and 2013 is as follows:

	December 31, 2014	December 31, 2013
Expected term	0.75 years	2 years
Risk-free Interest Rate	0.19%	0.38%
Volatility	43.9%	47.7%
Dividend Yield	10%	10%

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
As of December 31, 2014 and 2013, financial forecasts were used in the computation of the enterprise value using the income approach. The financial forecasts were based on assumed revenue growth rates and operating margin levels. The risks associated with achieving these forecasts were assessed in selecting the appropriate cost of capital. There is inherent uncertainty in our assumptions, and fluctuations in these assumptions will result in different estimates of fair value. Due to the lack of availability in market data, the preferred shares are classified as Level Three. See Note 4 for further details on our marketable securities.
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

6.    PROPERTY AND EQUIPMENT
Property and equipment at cost as of December 31, 2014 and 2013, consists of the following:

	December 31, 2014	December 31, 2013
Land	$710	$672
Buildings	3,948	4,628
Leasehold improvements	226	254
Furniture, equipment and computers	1,173	1,376
Construction in progress	151	86
	6,208	7,016
Less accumulated depreciation	(2,022)	(2,345)
Total	$4,186	$4,671
Depreciation expense was $324 million, $320 million, and $327 million for the years ended December 31, 2014, 2013 and 2012, respectively. The net book value of capital leased assets at December 31, 2014 and 2013, is $14 million and $223 million, respectively, which is net of accumulated depreciation of $7 million and $80 million, respectively. During the year ended December 31, 2014, we exercised our purchase option under the capital lease to acquire the Hyatt Regency Grand Cypress for $191 million.
During 2014, we acquired property and equipment of $386 million in the acquisition of the Park Hyatt New York and property and equipment of $207 million in the acquisition of Hyatt Regency Lost Pines Resort and Spa and adjacent land. During 2014, we sold four full service hotels, fifty-two select service hotels, and Hyatt Residential Group, which included a full service hotel, which in the aggregate had property and equipment of $883 million. Additionally, during the fourth quarter of 2014, we committed to sell Hyatt Regency Indianapolis to a third party and classified the $47 million of property and equipment as assets held for sale at December 31, 2014. See Note 8 for further details on the acquisitions and dispositions in 2014.
Interest capitalized as a cost of property and equipment totaled $7 million, $8 million and $4 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is recorded net in interest expense. The year ended December 31, 2014 includes a $13 million charge to asset impairments in the consolidated statements of income, related to an impairment of property and equipment recorded in our owned and leased hotels segment. The year ended December 31, 2013 includes an $11 million charge to asset impairments in the consolidated statements of income, related to an impairment of property and equipment recorded in our owned and leased hotels segment.

7.    FINANCING RECEIVABLES
We have divided our financing receivables, which include loans and other financing arrangements, into three portfolio segments based on their initial measurement, risk characteristics and our method for monitoring or assessing credit risk. These portfolio segments correspond directly with our assessed class of receivables and are as follows:

•
Secured Financing to Hotel Owners—These financing receivables are senior, secured mortgage loans and are collateralized by underlying hotel properties currently in operation. These loans at December 31, 2014 and December 31, 2013 include financing provided to certain franchisees for the renovation and conversion of certain franchised hotels. These franchisee loans accrue interest at fixed rates ranging between 5.0% and 5.5%.

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

•
Vacation Ownership Mortgages Receivables—These financing receivables are comprised of various mortgage loans related to our financing of vacation ownership interval sales. In the fourth quarter of 2014, we sold our vacation ownership business, therefore the outstanding balance in Vacation Ownership Mortgage Receivables is zero at December 31, 2014.

The three portfolio segments of financing receivables and their balances at December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
Secured financing to hotel owners	$39	$39
Vacation ownership mortgage receivables at various interest rates with varying payments through 2031	—	44
Unsecured financing to hotel owners	102	147
	141	230
Less allowance for losses	(100)	(103)
Less current portion included in receivables, net	(1)	(8)
Total long-term financing receivables, net	$40	$119
Financing receivables held by us as of December 31, 2014 are scheduled to mature as follows:

Year Ending December 31,	Secured Financing to Hotel Owners
2015	$39
2016 and Thereafter	—
Total	39
Less allowance	(13)
Net financing receivables	$26
Allowance for Losses and Impairments
We individually assess all loans in the secured financing to hotel owners portfolio and the unsecured financing to hotel owners portfolio for impairment. During the years ended December 31, 2014, 2013, and 2012, we assessed the vacation ownership mortgage receivables portfolio, which consists entirely of loans, for impairment on an aggregate basis. In addition to loans, we include other types of financing arrangements in unsecured financing to hotel owners which we do not assess individually for impairment. However, we regularly evaluate our reserves for these other financing arrangements and record provisions in the financing receivables allowance as necessary. Impairment charges for loans within all three portfolios and reserves related to our other financing arrangements are recorded as provisions in the financing receivables allowance. We consider the provisions on all of our portfolio segments to be adequate based on the economic environment and our assessment of the future collectability of the outstanding loans.
The following tables summarize the activity in our financing receivables allowance for the years ended December 31, 2014 and 2013:

	Secured Financing	Vacation Ownership	Unsecured Financing	Total
Allowance at January 1, 2014	$13	$7	$83	$103
Provision	—	1	6	7
Write-offs	—	(1)	—	(1)
Other adjustments*	—	(7)	(2)	(9)
Allowance December 31, 2014	$13	$—	$87	$100
* Other adjustments to vacation ownership receivables includes removal of the allowance recorded in connection with the sale of our vacation ownership business.

	Secured Financing	Vacation Ownership	Unsecured Financing	Total
Allowance at January 1, 2013	$7	$9	$83	$99
Provisions	6	—	7	13
Write-offs	—	(2)	(4)	(6)
Other adjustments	—	—	(3)	(3)
Allowance at December 31, 2013	$13	$7	$83	$103

During the year ended December 31, 2012, we recorded provisions of $6 million and $13 million for vacation ownership mortgage receivables and unsecured financing to hotel owners, respectively. We recorded no provisions for receivables within our secured financing to hotel owners portfolio segment.
We routinely evaluate loans within financing receivables for impairment. To determine whether an impairment has occurred, we evaluate the collectability of both interest and principal. A loan is considered to be impaired when the Company determines that it is probable that we will not be able to collect all amounts due under the contractual terms. We do not record interest income for impaired loans unless cash is received, in which case the payment is recorded to other income (loss), net in the accompanying consolidated statements of income. We did not record any impairments to financing receivables during the year ended December 31, 2014. During the year ended December 31, 2013, we recorded an allowance of $6 million for loans to hotel owners that we deemed to be impaired, which was recognized within other income (loss), net in the accompanying consolidated statements of income. During the year ended December 31, 2012, we recorded an allowance of $10 million for loans and wrote off a fully impaired loan of $3 million. The gross value of our impaired loans and related reserve increases, outside of impairments recognized, due to the accrual and related reserve of interest income on these loans.
An analysis of our loans included in secured financing to hotel owners and unsecured financing to hotel owners had the following impaired amounts at December 31, 2014 and 2013, all of which had a related allowance recorded against them:

Impaired Loans
December 31, 2014
	Gross Loan Balance (Principal and Interest)	Unpaid Principal Balance	Related Allowance	Average Recorded Loan Balance
Secured financing to hotel owners	$39	$39	$(13)	$39
Unsecured financing to hotel owners	52	37	(52)	52

Impaired Loans
December 31, 2013
	Gross Loan Balance (Principal and Interest)	Unpaid Principal Balance	Related Allowance	Average Recorded Loan Balance
Secured financing to hotel owners	$39	$39	$(13)	$40
Unsecured financing to hotel owners	51	37	(51)	52
Interest income recognized on these impaired loans within other income (loss), net on our consolidated statements of income for the years ended December 31, 2014, 2013, and 2012 was as follows:

Interest Income
	Years Ended December 31,
	2014	2013	2012
Secured financing to hotel owners	$2	$2	$2
Unsecured financing to hotel owners	—	—	2

Credit Monitoring
On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity.

•	Past-due Receivables—We determine financing receivables to be past-due based on the contractual terms of each individual financing receivable agreement.

•
Non-Performing Receivables—Receivables are determined to be non-performing based upon the following criteria: (1) if interest or principal is more than 90 days past due for secured financing to hotel owners and unsecured financing to hotel owners; (2) if interest or principal is more than 120 days past due for vacation ownership mortgage receivables; or (3) if an impairment charge has been recorded for a loan or a provision established for our other financing arrangements. For the years ended December 31, 2014 and 2013, no interest income was accrued for secured financing to hotel owners and unsecured financing to hotel owners more than 90 days past due. For the year ended December 31, 2013, no interest income was accrued for vacation ownership receivables more than 120 days past due, and insignificant interest income was accrued for vacation ownership receivables past due more than 90 days but less than 120 days.

If a financing receivable is non-performing, we place the financing receivable on non-accrual status. We only recognize interest income when received for financing receivables on non-accrual status. Accrual of interest income is resumed when the receivable becomes contractually current and collection doubts are removed.
The following tables summarize our aged analysis of past-due financing receivables by portfolio segment, the gross balance of financing receivables greater than 90 days past-due and the gross balance of financing receivables on non-accrual status as of December 31, 2014 and December 31, 2013:

Analysis of Financing Receivables
December 31, 2014
	Receivables Past Due	Greater than 90 Days Past Due	Receivables on Non-Accrual Status
Secured financing to hotel owners	$—	$—	$39
Unsecured financing to hotel owners*	3	3	87
Total	$3	$3	$126

Analysis of Financing Receivables
December 31, 2013
	Receivables Past Due	Greater than 90 Days Past Due	Receivables on Non-Accrual Status
Secured financing to hotel owners	$—	$—	$39
Vacation ownership mortgage receivables	2	—	—
Unsecured financing to hotel owners*	3	3	82
Total	$5	$3	$121
* Certain of these receivables have been placed on non-accrual status and we have recorded allowances for these receivables based on estimates of future cash flows available for payment of these financing receivables. However, a majority of these payments are not past due.

Fair Value—We estimated the fair value of financing receivables to approximate $43 million and $130 million as of December 31, 2014 and December 31, 2013, respectively. We estimated the fair value of financing receivables using discounted cash flow analysis based on current market assumptions for similar types of arrangements. Based upon the availability of market data, we have classified our financing receivables as Level Three. The primary sensitivity in these calculations is based on the selection of appropriate interest and discount rates. Fluctuations in these assumptions will result in different estimates of fair value.

	Asset (Liability)
	December 31, 2014
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables
Secured financing to hotel owners	$26	$29	$—	$—	$29
Unsecured financing to hotel owners	15	14	—	—	14

	Asset (Liability)
	December 31, 2013
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables
Secured financing to hotel owners	$26	$28	$—	$—	$28
Vacation ownership mortgage receivable	37	38	—	—	38
Unsecured financing to hotel owners	64	64	—	—	64

8.    ACQUISITIONS, DISPOSITIONS, AND DISCONTINUED OPERATIONS
We continually assess and execute strategic acquisitions and dispositions to complement our current business.
Acquisitions
Hyatt Regency Lost Pines Resort and Spa—We hold an 8.2% interest in the entity which owned the Hyatt Regency Lost Pines Resort and Spa and adjacent land prior to acquisition. Accordingly, we accounted for the investment as an unconsolidated hospitality venture under the equity method. During the year ended December 31, 2014, we purchased the hotel and adjacent land from the joint venture for a net purchase price of approximately $164 million. As part of the acquisition, we assumed debt of $69 million, which includes a $3 million debt premium (see Note 10). This transaction has been accounted for as a step acquisition and we recorded a gain of $12 million in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income.

The following table summarizes the preliminary estimated fair value of the identifiable assets acquired and liabilities assumed, which are recorded in our owned and leased hotels segment at the date of acquisition (in millions):

Cash and cash equivalents	$7
Receivables	4
Inventories	1
Property and equipment	207
Goodwill	17
Intangibles	4
Deferred tax assets	1
Total assets	241

Current portion of long-term debt	4
Current liabilities	8
Long-term debt	65
Total liabilities	77
Total net assets acquired	$164
The purchase price allocation for this acquisition created goodwill of $17 million at the date of acquisition, of which $15 million is deductible for tax purposes. The goodwill is attributable to securing Hyatt's long-term presence in this strategic property. The definite-lived intangibles relate to $4 million of advanced bookings, which are being amortized over a useful life of 14 months. The purchase of the Hyatt Regency Lost Pines Resort and Spa has been designated as replacement property in a like-kind exchange.
Park Hyatt New York—During the year ended December 31, 2014, we acquired the recently constructed Park Hyatt New York for a purchase price of approximately $392 million, including $1 million of cash. Of the $391 million net purchase price, significant assets acquired include $386 million of property and equipment, $3 million of inventories, and $2 million of prepaids and other assets, which have been recorded in our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as the purchase of Park Hyatt New York has been designated as replacement property in a like-kind exchange.
Grand Hyatt San Antonio—We previously held a 30% interest and had a $7 million investment in the entity which owned the Grand Hyatt San Antonio hotel prior to acquisition. Accordingly, we accounted for the investment as an unconsolidated hospitality venture under the equity method. During the year ended December 31, 2013, we purchased the remaining 70% interest in this entity for $16 million and the repayment of $44 million of mezzanine debt that was held at the hospitality venture prior to our acquisition. This transaction has been accounted for as a step acquisition, which resulted in a $1 million loss on our previously held equity investment that was recorded in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income. During the year ended December 31, 2014, we recorded revisions to our initial purchase price allocation.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed, which are primarily recorded in our owned and leased hotels segment at the date of acquisition (in millions):

Cash and cash equivalents	$1
Restricted cash	10
Property and equipment	226
Goodwill	7
Intangibles	10
Other assets	11
Total assets	265

Current liabilities	11
Deferred tax liability	2
Long-term debt, net of bond discount	186
Total liabilities	199
Total net assets acquired	$66
The purchase price allocation for this acquisition created goodwill of $7 million at the date of acquisition. Goodwill of $12 million is deductible for tax purposes. The definite-lived intangibles are comprised of $9 million of lease related intangibles and $1 million of advanced bookings. The lease related intangibles are being amortized over a weighted average useful life of 79 years and the advanced bookings are being amortized over a useful life of 4 years. As a result of our completion of this step acquisition, we recorded a $2 million reduction to our existing deferred tax asset related to Grand Hyatt San Antonio, resulting in a net deferred tax asset of $5 million, which relates primarily to property and equipment and intangibles. As part of the acquisition, we assumed outstanding Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A and Contract Revenue Bonds, Senior Taxable Series 2005B, see Note 10. We also wrote-off $11 million of contract acquisition costs, which has been recorded on our consolidated statements of income within our Americas management and franchising segment, see Note 9.
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
The $716 million purchase price consists of $678 million of property and equipment, which have been included in our owned and leased hotels segment, $8 million of definite-lived intangibles, which have been included in our owned and leased hotels segment, and $31 million of definite-lived intangibles, which have been included in our Americas management and franchising segment. The definite-lived intangibles are comprised of $31 million of management intangibles and $8 million of advanced bookings that are being amortized over a useful life of 20 years and 7 years, respectively. The fair value asset allocation determined that the purchase price approximated the fair value of the assets acquired and there was no goodwill. We began managing this property in the year ended December, 31, 2013, as the Hyatt Regency Orlando. See "Like-Kind Exchange Agreements" below, as the purchase of Hyatt Regency Orlando was designated as a replacement property in a like-kind exchange.

The Driskill—During the year ended December 31, 2013, we acquired The Driskill hotel in Austin, Texas ("The Driskill") for a purchase price of approximately $85 million. The Driskill has a long-standing presence in a market which we view as a key location for our guests. Due to the iconic nature of the hotel and its membership in the Historic Hotels of America and Associated Luxury Hotels International, we chose to retain The Driskill name. Of the total $85 million purchase price, significant assets acquired consist of $72 million of property and equipment, a $7 million indefinite-lived brand intangible, a $5 million management intangible and $1 million of other assets which have been included primarily in our owned and leased hotels segment.
Hyatt Regency Birmingham—During the year ended December 31, 2012, we acquired the Hyatt Regency Birmingham in the United Kingdom for a total purchase price of approximately $44 million, including $1 million of cash. Of the total purchase price of $44 million, $38 million was property and equipment and the remaining assets acquired relate to working capital, all of which have been recorded in our owned and leased hotels segment. The fair value asset allocation determined that the purchase price approximated the fair value of the property and equipment acquired and there was no goodwill.
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
The acquisition created goodwill of $29 million at the date of acquisition, which is not deductible for tax purposes and is recorded within our owned and leased hotels segment. The definite-lived intangibles, which are substantially comprised of management intangibles, are being amortized over a weighted average useful life of 17 years. The other long-term liabilities consist of a $41 million deferred tax liability, the majority of which relates to property and equipment.
Dispositions
Hyatt Place 2014—During the year ended December 31, 2014, we sold five Hyatt Place properties located in Texas and North and South Carolina for a total of $51 million, net of closing costs, to unrelated third parties. These transactions resulted in pre-tax gains of approximately $13 million. The Company entered into long-term franchise agreements with the purchasers of the hotels. The gains have been recognized in gains on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2014. The operating results and financial position of these hotels prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sale were held as restricted for use in a potential like-kind exchange.
Park Hyatt Toronto—During the year ended December 31, 2014, we sold Park Hyatt Toronto for $88 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of $49 million. The Company entered into a long-term management agreement with the purchaser of the hotel. The gain on sale has been deferred and is being recognized in management and franchise fees over the term of the management contract, within our Americas management and franchising segment. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. Due to Canadian tax regulations, $41 million of the proceeds have been classified as restricted cash on our consolidated balance sheets as of December 31, 2014.

Hyatt Regency Vancouver—During the year ended December 31, 2014, we sold Hyatt Regency Vancouver for $116 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of $64 million. The Company entered into a long-term management agreement with the purchaser of the hotel. The gain on sale has been deferred and is being recognized in management and franchise fees over the term of the management contract, within our Americas management and franchising segment. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. Due to Canadian tax regulations, $46 million of the proceeds have been classified as restricted cash on our consolidated balance sheets as of December 31, 2014.
Hyatt Place, Hyatt House 2014—During the year ended December 31, 2014, we sold thirty-eight select service properties for a total of $581 million, net of closing costs, to an unrelated third party. This transaction resulted in a pre-tax gain of approximately $153 million. The Company entered into long-term franchise agreements with the purchaser of the hotels. The gain has been recognized in gains on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2014. The operating results and financial position of these hotels prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sale of twenty-one of the hotels have been used in a like-kind exchange and proceeds from the sale of six of the hotels have been held as restricted for use in a potential like-kind exchange.
Park Hyatt Washington—During the year ended December 31, 2014, we sold Park Hyatt Washington for $97 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of $57 million. The Company entered into a long-term management agreement with the purchaser of the hotel. The gain on sale has been deferred and is being recognized in management and franchise fees over the term of the management contract, within our Americas management and franchising segment. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sale have been used in a like-kind exchange.
Hyatt Residential Group—During the year ended December 31, 2014, we sold our vacation ownership business, which included an interest in a joint venture that owns and is developing a vacation ownership property in Maui, Hawaii, as well as a full service hotel, to an unrelated third party for approximately $220 million, net of working capital adjustments, resulting in a pre-tax gain of $80 million. The gain has been recognized in gains on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2014. We have entered into a master license agreement with the purchaser and will receive recurring annual license fees under this agreement, which will be recorded in management and franchise fees within our corporate and other segment on our consolidated statements of income. The Hyatt Residence Club and the vacation ownership resorts will retain the Hyatt Residence Club brand. The operating results and financial position of Hyatt Residential Group prior to the sale remain primarily within our corporate and other segment.
Hyatt, Hyatt Place, Hyatt House 2014—During the year ended December 31, 2014, we sold nine select service properties and one full service property for a total of $311 million, net of closing costs, to an unrelated third party. In connection with the sale, we transferred net cash and cash equivalents of $1 million, resulting in a net sales price of $310 million. This transaction resulted in a pre-tax gain of approximately $65 million. The properties will remain Hyatt-branded hotels for a minimum of 25 years under long-term agreements. The gain has been recognized in gains on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2014. The operating results and financial position of these hotels prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sale have been used in a like-kind exchange.
The Hyatt Place 2014 and the Hyatt Place, Hyatt House 2014 dispositions noted above contributed to the significant change in the number of our franchised outlets during the year, which increased from 187 properties as of December 31, 2013 to 253 properties as of December 31, 2014.
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

Andaz Savannah—During the year ended December 31, 2013, we sold Andaz Savannah for $42 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of $4 million. The Company entered into a long-term management agreement with the purchaser of the hotel. The gain on sale has been deferred and is being recognized in management and franchise fees over the term of the management contract, within our Americas management and franchising segment. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below.
Hyatt Regency Denver Tech—During the year ended December 31, 2013, we sold Hyatt Regency Denver Tech for $59 million, net of closing costs, to an unrelated third party, and entered into a long-term franchise agreement with the purchaser of the hotel. The sale resulted in a pre-tax gain of $26 million, which has been recognized in gains on sales of real estate and other on our consolidated statements of income for the year ended December 31, 2013. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sale have been used in a like-kind exchange.
Hyatt Regency Santa Clara—During the year ended December 31, 2013, we sold Hyatt Regency Santa Clara for $91 million, net of closing costs, to an unrelated third party, and entered into a long-term management agreement with the purchaser of the property. At the time of the sale, the transaction resulted in an insignificant loss, which has been recognized in gains on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2013. As part of the sale agreement, we achieved an additional earn-out of $6 million based on the hotel's performance in 2013. This payment was received during the year ended December 31, 2014. The gain is being deferred and recognized in management and franchise fees over the term of the management contract, within our Americas management and franchising segment. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sale have been used in a like-kind exchange.
Hyatt Fisherman's Wharf—During the year ended December 31, 2013, we sold Hyatt Fisherman's Wharf for $100 million, net of closing costs, to an unrelated third party, and entered into a long-term franchise agreement with the owner of the property. The sale resulted in a pre-tax gain of $55 million, which has been recognized in gains on sales of real estate and other on our consolidated statements of income for the year ended December 31, 2013. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sale have been used in a like-kind exchange.
Hyatt Santa Barbara—During the year ended December 31, 2013, we sold Hyatt Santa Barbara for $60 million, net of closing costs, to an unrelated third party, and entered into a long-term franchise agreement with the owner of the property. The sale resulted in a pre-tax gain of $44 million, which has been recognized in gains on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2013. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Hyatt Place 2013—During the year ended December 31, 2013, we sold four Hyatt Place properties for a combined $68 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of approximately $4 million. The Company retained long-term management agreements with the purchaser of the hotels. The gain on sale has been deferred and is being recognized in management and franchise fees over the term of the management contracts, within our Americas management and franchising segment. The operating results and financial position of these hotels prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below.
Artwork—During the year ended December 31, 2013, we sold artwork to an unrelated third party and recognized a pre-tax gain of $29 million which was recognized in other income (loss), net on our consolidated statements of income, see Note 21. See "Like-Kind Exchange Agreements" below.
Hyatt Place and Hyatt House 2012—During 2012, we sold seven Hyatt Place properties and one Hyatt House property for a combined $87 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of $14 million. The Company entered into long-term management agreements with the purchaser of the hotels. The gain on sale has been deferred and is being recognized in management and franchise fees over the term of the management contracts, within our Americas management and franchising segment. The operating results and financial position of these hotels prior to the sale remain within our owned and leased hotels segment. See “Like-Kind Exchange Agreements,” below.
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

Like-Kind Exchange Agreements
Periodically, we enter into like-kind exchange agreements upon the disposition of certain hotels. Pursuant to the terms of these agreements, the proceeds from the sales are placed into an escrow account administered by an intermediary. The proceeds are recorded to restricted cash on our consolidated balance sheets and released once they are utilized as part of a like-kind exchange agreement or when a like-kind exchange agreement is not completed within the allowable time period.
In conjunction with the 2014 sale of five Hyatt Place properties we entered into like-kind exchange agreements with an intermediary. Pursuant to the like-kind exchange agreements, the combined net proceeds of $51 million from the sales of these hotels were placed into an escrow account administered by an intermediary. Accordingly, we classified net proceeds of $51 million related to the properties as restricted cash on our consolidated balance sheets as of December 31, 2014.
In conjunction with the sale of thirty-eight select service properties during the year ended December 31, 2014, we entered into a like-kind exchange agreements with an intermediary for twenty-seven of the select service hotels. During the year ended December 31, 2014, we classified net proceeds of $403 million from the sale of these twenty-seven properties as restricted cash. Of this total, we released net proceeds of $311 million related to twenty-one of the select service hotels from restricted cash as they were utilized as part of the like-kind exchange agreement to acquire the Park Hyatt New York. Accordingly, we classified net proceeds of $92 million related to the remaining six properties as restricted cash on our consolidated balance sheets as of December 31, 2014.
In conjunction with the 2014 sale of the Park Hyatt Washington we entered into a like-kind exchange agreement with an intermediary. Pursuant to the like-kind exchange agreement, the net proceeds of $97 million from the sale of this hotel were placed into an escrow account administered by an intermediary. During the year ended December 31, 2014, these net proceeds were utilized as part of the like-kind exchange agreement to acquire the Hyatt Regency Grand Cypress (see Note 11).
In conjunction with the sale of nine select service properties and one full service property during the year ended December 31, 2014, we entered into a like-kind exchange agreement with an intermediary for seven of the select service hotels. During the year ended December 31, 2014, we recorded and released net proceeds of $232 million from restricted cash as they were utilized as part of the like-kind exchange agreement to acquire the Hyatt Regency Orlando.
In conjunction with the 2013 sales of Andaz Napa, Hyatt Regency Denver Tech, Hyatt Regency Santa Clara, Hyatt Fisherman's Wharf, and Hyatt Key West, we entered into like-kind exchange agreements with an intermediary. Pursuant to the like-kind exchange agreements, the combined net proceeds of $395 million from the sales of these hotels were placed into an escrow account administered by an intermediary. During the year ended December 31, 2013, $321 million of these net proceeds were utilized in a like-kind exchange agreement to acquire the Hyatt Regency Orlando and $74 million of the net proceeds were classified as restricted cash on our consolidated balance sheets as of December 31, 2013. During the year-ended December 31, 2014, the net proceeds of $74 million were released from restricted cash as they were also utilized as part of the like-kind exchange agreement to acquire the Hyatt Regency Orlando.
In conjunction with the 2013 sale of Andaz Savannah, we entered into a like-kind exchange agreement with an intermediary. Pursuant to the like-kind exchange agreement, the net proceeds of $42 million from the sale of this hotel were placed into an escrow account administered by an intermediary. During 2013, we released the net proceeds as suitable replacement property was not identified in order to complete the exchange.
During the year ended December 31, 2013, we recorded and released the net proceeds of $23 million from the first quarter 2013 sales of two of the four Hyatt Place properties discussed above and released the net proceeds from the 2012 sales of four Hyatt Place properties of $44 million from restricted cash on our consolidated balance sheets, as suitable replacement property was not identified in order to complete the exchange.
In conjunction with the second quarter 2013 sale of artwork, we placed proceeds received into restricted cash pursuant to a like-kind exchange agreement administered by an intermediary. We used a portion of the proceeds to fund artwork purchases and released the remaining amount from restricted cash.
Assets Held For Sale
During 2014, we committed to a plan to sell the Hyatt Regency Indianapolis and classified the related assets and liabilities within our owned and leased hotels segment as held for sale at December 31, 2014. Assets held for sale related to this full service hotel were $63 million, of which $47 million related to property and equipment, net and $14 million related to goodwill. Liabilities held for sale were $3 million. The sale was announced in February 2015 (see Note 22).

9.    GOODWILL AND INTANGIBLE ASSETS
The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013:

	Owned and Leased Hotels	Americas Management and Franchising	Other	Total*
Balance as of January 1, 2013
Goodwill	$189	$33	$4	$226
Accumulated impairment losses	(93)	—	—	(93)
Goodwill, net	96	33	4	133
Activity during the year
Goodwill acquired	14	—	—	14
Balance as of December 31, 2013
Goodwill	203	33	4	240
Accumulated impairment losses	(93)	—	—	(93)
Goodwill, net	$110	$33	$4	$147
Activity during the year
Goodwill acquired	10	—	—	10
Goodwill disposed or held for sale	(14)	—	(4)	(18)
Foreign exchange**	(4)	—	—	(4)
Impairment losses	(2)	—	—	(2)
Balance as of December 31, 2014
Goodwill	195	33	—	228
Accumulated impairment losses	(95)	—	—	(95)
Goodwill, net	$100	$33	$—	$133

*	The ASPAC management and franchising and EAME/SW Asia management segments contained no goodwill balances as of December 31, 2014 and 2013, respectively.
** Foreign exchange translation adjustments related to the goodwill associated with Hyatt Regency Mexico City.
During the year ended December 31, 2014, the acquisition of the Hyatt Regency Lost Pines Resort and Spa and adjacent land created goodwill of $17 million, which was recorded within our owned and leased hotels segment (see Note 8) and we revised our initial purchase price allocation related to the acquisition of Grand Hyatt San Antonio, resulting in a $7 million decrease in goodwill recorded within our owned and leased hotels segment (see Note 8). Additionally, during the year ended December 31, 2014, we classified $14 million of goodwill related to the Hyatt Regency Indianapolis as held for sale (see Note 8). At December 31, 2014, our indefinite-lived brand intangible acquired as part of the 2013 acquisition of The Driskill was $7 million (see Note 8).
Definite-lived intangible assets primarily include contract acquisition costs, acquired franchise and management intangibles, lease related intangibles, and advanced booking intangibles. Contract acquisition costs and franchise and management intangibles are generally amortized on a straight-line basis over their contract terms, which range from approximately 5 to 40 years and 20 to 30 years, respectively. Lease related intangibles are amortized on a straight-line basis over the lease term. Advanced bookings are generally amortized on a straight-line basis over the period of the advanced bookings.

The following is a summary of intangible assets at December 31, 2014 and 2013:

	December 31, 2014	Weighted Average Useful Lives	December 31, 2013
Contract acquisition costs	$355	26	$348
Franchise and management intangibles	156	24	170
Lease related intangibles	143	111	155
Advanced booking intangibles	12	5	8
Brand intangible	7	—	7
Other	8	11	8
	681		696
Accumulated amortization	(129)		(105)
Intangibles, net	$552		$591
Amortization expense relating to intangible assets for the years ended December 31, 2014, 2013, and 2012 was as follows:

	Years Ended December 31,
	2014	2013	2012
Amortization Expense	$30	$25	$26
Amortization expense of $1 million and $7 million was recognized in 2013 and 2012, respectively, related to the accelerated amortization of an intangible asset.
We estimate amortization expense for definite-lived intangibles for the years 2015 through 2019 to be:

Years Ending December 31,
2015	$29
2016	25
2017	24
2018	24
2019	23
During the fourth quarters of 2014, 2013 and 2012, we performed our annual impairment review of goodwill and our indefinite-lived brand intangible. Definite-lived intangibles are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. During the years ended December 31, 2014, 2013 and 2012, we recorded no indefinite-lived intangible asset impairment charges. During the years ended December 31, 2014, 2013, and 2012, we recorded the following impairment charges, which are included in asset impairments on the consolidated statements of income:

	Years Ended December 31,
	2014	2013	2012
Goodwill	$2	$—	$—
Definite-lived intangibles	2	11	—
The goodwill impairment charge recognized in 2014 was recorded within our owned and leased hotels segment. During the year ended December 31, 2014, we recorded a $2 million impairment charge of franchise intangibles which was recorded within our Americas management and franchising segment. For the year ended December 31, 2013, we wrote-off $11 million of contract acquisition costs related to the entity that owned the Grand Hyatt San Antonio hotel, in connection with our acquisition of the interests in the entity that owned the hotel. This charge has been recorded within our Americas management and franchising segment.

10.    DEBT
Debt as of December 31, 2014 and 2013 consists of the following:

	December 31, 2014	December 31, 2013
$250 million senior unsecured notes maturing in 2016—3.875%	250	249
$196 million senior unsecured notes maturing in 2019—6.875%	196	196
$250 million senior unsecured notes maturing in 2021—5.375%	250	250
$350 million senior unsecured notes maturing in 2023—3.375%	348	347
Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A	124	130
Contract Revenue Bonds, Senior Taxable Series 2005B	63	70
Floating average rate construction loan	73	32
Senior secured term loan	68	—
Revolving credit facility	—	—
Other (various, maturing through 2015)	1	1
Long-term debt before capital lease obligations	1,373	1,275
Capital lease obligations	17	208
Total long-term debt	1,390	1,483
Less current maturities	(9)	(194)
Total long-term debt, net of current maturities	$1,381	$1,289
Under existing agreements, maturities of debt for the next five years and thereafter are as follows:

Years Ending December 31,
2015	$9
2016	316
2017	2
2018	2
2019	197
Thereafter	864
Total	$1,390
Senior Notes—As of December 31, 2014 and 2013, we had four series of senior unsecured notes, as further defined below, (the "Senior Notes"). Interest on the Senior Notes is payable semi-annually. We may redeem all or a portion of the Senior Notes at any time at 100% of the principal amount of the Senior Notes redeemed together with the accrued and unpaid interest, plus a make-whole amount, if any. The amount of any make-whole payment depends, in part, on the yield of U.S. Treasury securities with a comparable maturity to the Senior Notes at the date of redemption. A summary of the terms of the Senior Notes, by year of issuance, is as follows:

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

•
In 2011, we issued $250 million of 3.875% senior notes due 2016, at an issue price of 99.571% (the “2016 Notes”), and $250 million of 5.375% senior notes due 2021, at an issue price of 99.846% (the “2021 Notes”). We received net proceeds of approximately $494 million from the sale of the 2016 Notes and the 2021 Notes, after deducting discounts and offering expenses payable by the Company of approximately $4 million, with any remaining proceeds intended to be used for general corporate purposes.

•
In 2013, we issued and sold $350 million of 3.375% Senior Notes due 2023 at an issue price of 99.498% (the “2023 Notes” and together with the 2015 Notes, the 2016 Notes, the 2019 Notes and the 2021 Notes, the “Senior Notes”). We received net proceeds of $345 million from the sale of the 2023 Notes, after deducting discounts and offering expenses payable by the Company of approximately $3 million. We used the net proceeds to pay the redemption price (as described below) in connection with the redemption of the 2015 Notes and to repurchase the 2019 Notes tendered in the cash tender offer, with any remaining proceeds intended to be used for general corporate purposes.

Senior Secured Term Loan—During the year ended December 31, 2014, we acquired the Hyatt Regency Lost Pines Resort and Spa and adjacent land from an unconsolidated hospitality venture, and as a result we recorded $69 million of debt, including the $3 million premium, which is being amortized over the life of the loan. The construction loan was originally entered into on August 30, 2004 in the amount of $74 million. The interest on the loan is fixed at a rate of 7.27%, and the loan has a maturity date of June 5, 2016.
Capital Lease Obligation—During the year ended December 31, 2014, we acquired the Hyatt Regency Grand Cypress for $191 million after exercising our purchase option. This purchase reduced our capital lease obligation, which was recorded in current maturities of long-term debt on our consolidated balance sheets as of December 31, 2013. The purchase of the Hyatt Regency Grand Cypress was used as a replacement property in a like-kind exchange (see Note 8).
Debt Redemption—During the year ended December 31, 2013, we redeemed all of our outstanding 2015 Notes, of which an aggregate principal amount of $250 million was outstanding. The redemption price, which was calculated in accordance with the terms of the 2015 Notes and included principal plus a make-whole premium, was $278 million.
After the issuance of our 2015 Notes, we entered into eight $25 million interest rate swap contracts. During the year ended December 31, 2012, we terminated four of the eight interest rate swap contracts, for which we received cash payments of $8 million to settle the fair value of the swaps. The cash received from the termination of the four swaps was being amortized from the settlement date as a benefit to interest expense over the remaining term of the 2015 Notes. During the year ended December 31, 2013, we settled the remaining four outstanding interest rate swap agreements. At the time the 2015 Notes were redeemed, we recognized a gain of $7 million, which included the remaining unamortized benefit of $5 million from the settlement of the initial four swaps during 2012 and a gain of $2 million on the remaining four swaps that were terminated in 2013 in anticipation of the 2015 Notes redemption. The gain is included within debt settlement costs in other income (loss), net on the consolidated statements of income.
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
Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A and Contract Revenue Bonds, Senior Taxable Series 2005B —During the year ended December 31, 2013, we acquired our partner's interest in the entity that owned the Grand Hyatt San Antonio hotel, and as a result, we consolidated $198 million of bonds, net of the $9 million bond discount, which is being amortized over the life of the bonds. The construction was financed in part by The City of San Antonio, Texas Convention Center Hotel Finance Corporation ("Texas Corporation"), a non-profit local government corporation created by the City of San Antonio, Texas for the purpose of providing financing for a portion of the costs of constructing the hotel. On June 8, 2005, the Texas Corporation issued $130 million of original principal amount Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A ("Series 2005A Bonds") and $78 million of original principal amount Contract Revenue Bonds, Senior Taxable Series 2005B ("Series 2005B Bonds"). The Series 2005A Bonds mature between 2034 and 2039, with interest ranging from 4.75% to 5.00% and the remaining $66 million of Series 2005B Bonds mature between 2015 and 2028, with interest ranging from 4.9% to 5.31%. The loan payments are required to be funded solely from net operating revenues of the Grand Hyatt San Antonio hotel and in the event that net operating revenues are not sufficient to pay debt service, the Texas Corporation under certain circumstances will be required to provide certain tax revenue to pay debt service on the 2005 Series bonds. The indenture allows for optional early redemption of the Series 2005B bonds subject to make-whole payments at any time with consent from the Texas Corporation and beginning in 2015 for the Series 2005A Bonds. Interest is payable semiannually.
Floating Average Rate Construction Loan —During the year ended December 31, 2012, we obtained a secured construction loan with Banco Nacional de Desenvolvimento Econômico e Social - BNDES (“BNDES”) in order to develop a hotel in Brazil. The loan is split into four separate sub-loans with different interest rates for each such sub-loan. All four sub-loans mature in 2023, with options to extend the maturity up to 2031 for sub-loan (a) and (b), subject to the fulfillment of certain conditions. Borrowings under the four sub-loans bear interest at the following rates, depending on the applicable sub-loan (a) the variable rate published by BNDES plus 2.92%, (b) the Brazilian Long Term Interest Rate - TJLP plus 3.92%, (c) 2.5% and (d) the Brazilian Long Term Interest Rate - TJLP, with the interest rates referred to in sub-loans (a) and (b) subject to reduction upon the delivery of certain certifications. As of December 31, 2014, the weighted average interest rates for the subloans that we have drawn upon is 8.34%. The outstanding balance of the subloan subject to the interest rate described in (a) above is subject to adjustment on a daily basis based on BNDES’s calculation of the weighted average of exchange rate variations related to foreign currency funds raised by BNDES in foreign currency. As of December 31, 2014, we had borrowed Brazilian Real ("BRL") 193 million, or $73 million, against this construction loan of which BRL 71 million, or $27 million, has not yet been utilized in construction and is therefore held in restricted cash. As of December 31, 2013, we had borrowed BRL 75 million, or $32 million, against this construction loan of which BRL 37 million, or $16 million, had not yet been utilized in construction and was therefore held in restricted cash.
Revolving Credit Facility—As of January 6, 2014, we entered into a Second Amended and Restated Credit Agreement with a syndicate of lenders that amended and restated our prior revolving credit facility and provides for a $1.5 billion senior unsecured revolving credit facility that matures in January 2019. Interest rates on outstanding borrowings are either LIBOR-based or based on an alternate base rate, with margins in each case based on our credit rating or, in certain circumstances, our credit rating and leverage ratio. During the year ended December 31, 2014, we had proceeds and repayments of $205 million on the revolving credit facility. As of December 31, 2014, the interest rate for a one month LIBOR borrowing would have been 1.421%, or LIBOR of 0.171%, plus 1.250%. There was no outstanding balance on this credit facility at December 31, 2014 or at December 31, 2013. At December 31, 2014 and 2013, we had entered into various letter of credit agreements for $9 million and $104 million, respectively, which reduced our available capacity under the revolving credit facility. The available line of credit on our revolving credit facility at December 31, 2014 was $1.5 billion.
The Company also has a total of $56 million and $21 million of letters of credit issued through additional banks as of December 31, 2014 and 2013, respectively.
Debt Covenants —The revolving credit facility contains financial covenants requiring that certain financial measures be met such as not exceeding a maximum ratio of debt to earnings before interest, tax, depreciation and amortization (EBITDA), or adherence to a maximum secured debt to gross property and equipment ratio.
We issued our Senior Notes under an indenture with covenants that limit our ability and the ability of certain of our subsidiaries to create liens on principal property, enter into sale and leaseback transactions with respect to principal property and enter into mergers or consolidations or transfer all or substantially all our assets.
We are in compliance with all covenants at December 31, 2014.
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

	Asset (Liability)
	December 31, 2014
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Debt, excluding capital lease obligations	$(1,373)	$(1,479)	$—	$(1,319)	$(160)

	Asset (Liability)
	December 31, 2013
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Debt, excluding capital lease obligations	$(1,275)	$(1,296)	$—	$(1,263)	$(33)

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
Additionally, we lease office space for our corporate headquarters and regional offices. Future lease payments related to these leases are included in the table below.
The future minimum lease payments due in each of the next five years and thereafter are as follows:

Years Ending December 31,	Operating Leases	Capital Leases
2015	$39	$3
2016	36	3
2017	35	2
2018	34	2
2019	39	2
Thereafter	503	12
Total minimum lease payments	$686	$24
Less amount representing interest		7
Present value of minimum lease payments		$17
Hyatt Regency Grand Cypress—During the twelve months ended December 31, 2014, we exercised our option to purchase the Hyatt Regency Grand Cypress for $191 million. This purchase reduced our capital lease obligation (see Note 10).
Corporate Office Space—During the years ended December 31, 2014, 2013 and 2012, we recorded $0, $6 million loss and $2 million gain, respectively, related to sublease agreements based on terms of our existing master leases, which was recognized within other income (loss), net in the accompanying consolidated statements of income. We have sublease agreements with certain related parties at the Hyatt Center and total minimum rentals to be received in the future under these non-cancelable operating subleases as of December 31, 2014 are $8 million through 2020. See Note 18 for further discussion on related-party lease agreements.
The leases for our corporate headquarters expire in 2016 and 2020. During the year ended December 31, 2014, in anticipation of the expiration of these leases, we entered into a new lease within a to be constructed office building nearby for a term of 17 years, commencing on January 1, 2018. The future lease payments related to this new lease are included in the future minimum operating lease payments shown above.
A summary of rent expense from continuing operations for all operating leases is as follows:

	2014	2013	2012
Minimum rentals	$35	$32	$26
Contingent rentals	49	47	36
Total	$84	$79	$62

The Company leases retail space at its owned hotel locations under operating leases. The future minimum lease receipts scheduled to be received in each of the next five years and thereafter are as follows:

Years Ending December 31,	Amount
2015	$24
2016	21
2017	20
2018	16
2019	13
Thereafter	68
Total minimum lease receipts	$162

12.    EMPLOYEE BENEFIT PLANS
Defined Benefit Plans—We sponsor supplemental executive retirement plans consisting of funded and unfunded defined benefit plans for certain former executives. Retirement benefits are based primarily on the former employees’ salary, as defined, and are payable upon satisfaction of certain service and age requirements as defined by the plans.
The following table shows the change in benefit obligation and the change in fair value of plan assets as of December 31, 2014 and 2013 (the measurement dates), for the unfunded U.S. plan:

	2014	2013
Change in benefit obligation:
Benefit obligation—beginning of year	$19	$21
Interest cost	1	1
Actuarial (gain) loss	1	(2)
Benefits paid	(1)	(1)
Benefit obligation—end of year	$20	$19
Change in plan assets:
Fair value of plan assets—beginning of year	$—	$—
Actual return on plan assets	—	—
Benefits paid	—	—
Employer contributions	—	—
Fair value of plan assets—end of year	$—	$—
Funded status at end of year	$(20)	$(19)
Accumulated benefit obligation	$20	$19
Amounts recognized in the consolidated balance sheets as of December 31, 2014 and 2013:

	2014	2013
Accrued current benefit liability	$(1)	$(1)
Accrued long-term benefit liability	(19)	(18)
Funded status	$(20)	$(19)
Amounts recognized in accumulated other comprehensive loss of the unfunded U.S. defined benefit plan at December 31, 2014 and 2013, consist entirely of unrecognized net losses of $8 million and $7 million, respectively.
There are estimated to be insignificant amounts of unrecognized net losses that will be amortized into net periodic benefit cost over the next fiscal year.
Refer to the table below for costs related to the unfunded U.S. plan.
The weighted average assumptions used in the measurement of our benefit obligation as of December 31, 2014 and 2013 (the measurement dates), for the unfunded U.S. plan are as follows:

	2014	2013
Discount rate	3.65%	4.40%

The weighted average assumptions used in the measurement of our net cost as of December 31, 2014, 2013, and 2012 (the measurement dates), for the unfunded U.S. plan are as follows:

	2014	2013	2012
Discount rate	4.40%	3.50%	4.10%
Rate of compensation increase	—%	—%	—%
As of December 31, 2014, the benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter, are disclosed below. The expected benefits are estimated based on the same assumptions used to measure our benefit obligation at the end of the year and include benefits attributable to estimated future employee service as follows:

Year Ending December 31,
2015	$1
2016	1
2017	1
2018	1
2019	1
2020-2024	6
Total	$11
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
Deferred Compensation Plans—Historically, we provided nonqualified deferred compensation for certain employees through several different plans. In 2010, these plans were consolidated into the one Amended and Restated Hyatt Corporation Deferred Compensation Plan ("DCP"). Contributions and investment elections are determined by the employees. The Company also provides contributions according to preapproved formulas. A portion of these contributions relate to hotel property level employees, which are reimbursable to us and are included in the other revenues from managed properties and other costs from managed properties lines in the consolidated statements of income. As of December 31, 2014 and 2013, the DCP is fully funded in a rabbi trust. The assets of the DCP are primarily invested in mutual funds, which are recorded in other assets in the consolidated balance sheets (see Note 4). The related deferred compensation liability is recorded in other long-term liabilities (see Note 13). Refer to the table below for costs related to the DCP.

	Years Ended December 31,
	2014	2013	2012
Defined benefit plan	$1	$1	$1
Defined contribution plans	35	33	35
Deferred compensation plans	5	5	4
Employee Stock Purchase Program—In 2010, the Company’s stockholders approved the Hyatt Hotels Corporation Employee Stock Purchase Program (“ESPP”), which is designed to qualify under Section 423 of the Internal Revenue Code. The ESPP provides eligible employees with the opportunity to purchase shares of the Company’s common stock on a quarterly basis through payroll deductions at a price equal to 95% of the fair market value on the last trading day of each quarter. Enrollment occurs prior to the commencement of the quarter with elections being deducted from payroll during the quarter and the actual purchase of stock is completed subsequent to the quarter close. At the inception of the plan there were 1,000,000 shares reserved for issuance under the ESPP which has been deemed to be non-compensatory. Approximately 56,000 shares and 71,000 shares were issued under the ESPP during 2014 and 2013, respectively.

Multi-Employer Pension Plans—Certain employees are covered by union sponsored multi-employer pension plans pursuant to agreements between us and various unions. Our participation in these plans is outlined in the table below:

		Pension Protection Act Zone Status		Contributions
Pension Fund	EIN/Pension Plan Number	2014	2013	2014	2013	2012
New York Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund	13-1764242/001	Green (1)	Yellow (2)	$4	$4	$4
National Retirement Fund	13-6130178/001	Red (1)	Red (2)	3	3	2
Other Funds	Various			5	4	4
Total Contributions				$12	$11	$10
(1) As of January 1, 2014
(2) As of January 1, 2013
Eligible employees at our owned hotels in New York City participate in the New York Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund. Our contributions are based on a percentage of all union employee wages as dictated by the collective bargaining agreement that expires on June 30, 2019. Our contributions did not exceed 5% of the total contributions to the pension fund in 2014, 2013, or 2012. The pension fund has implemented a funding improvement plan and we have not paid a surcharge.
Eligible employees at our owned hotels in Atlanta and Chicago participate in the National Retirement Plan. Our contributions are based on a percentage of all union employee wages as dictated by the collective bargaining agreement that expires on January 31, 2015 and August 31, 2018 for Atlanta and Chicago, respectively. Our contributions did not exceed 5% of the total contributions to the pension fund in 2013 or 2012. At the date these financial statements were issued, Forms 5500 for the National Retirement Plan were not available for the plan year ending in 2014 and therefore we were not able to confirm that our contributions did not exceed 5% of the total contributions. The pension fund has implemented a funding improvement plan and we have not paid a surcharge.
Multi-Employer Health Plans—Certain employees are covered by union sponsored multi-employer health plans pursuant to agreements between us and various unions. The plan benefits can include medical, dental and life insurance for eligible participants and retirees. Our contributions to these plans, which were expensed during 2014, 2013, and 2012, were approximately $12 million, $12 million and $10 million, respectively.

13.    OTHER LONG-TERM LIABILITIES
Other long-term liabilities at December 31, 2014 and 2013, consist of the following:

	December 31, 2014	December 31, 2013
Deferred gains on sales of hotel properties	$383	$192
Deferred compensation plans (see Note 12)	341	334
Hyatt Gold Passport Fund (see Note 2)	284	262
Guarantee liabilities (see Note 15)	110	133
Deferred income taxes (see Note 14)	66	74
Other accrued income taxes (see Note 14)	62	90
Defined benefit plans (see Note 12)	19	18
Deferred incentive compensation plans	3	4
Other	133	133
Total	$1,401	$1,240

14.    INCOME TAXES
Our tax provision includes federal, state, local, and foreign income taxes. The domestic and foreign components of income before income taxes for the three years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
U.S. income before tax	$493	$256	$18
Foreign income before tax	32	65	77
Income before income taxes	$525	$321	$95
The provision (benefit) for income taxes from continuing operations for the three years ended December 31, 2014, 2013 and 2012 is comprised of the following:

	2014	2013	2012
Current:
Federal	$164	$85	$(76)
State	7	14	(17)
Foreign	36	24	36
Total Current	$207	$123	$(57)
Deferred:
Federal	$(10)	$(11)	$52
State	(6)	9	15
Foreign	(12)	(5)	(2)
Total Deferred	$(28)	$(7)	$65
Total	$179	$116	$8
The following is a reconciliation of the statutory federal income tax rate to the effective tax rate from continuing operations reported in the financial statements:

	2014	2013	2012
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal tax benefit	3.4	4.8	(0.3)
Foreign and U.S. tax effects attributable to foreign operations	1.7	(0.4)	(27.4)
Tax contingencies	(2.6)	0.2	(10.3)
Change in valuation allowances	(1.0)	—	(66.3)
Adjustments to deferred tax assets	(1.5)	—	75.4
General business credits	(0.4)	(1.3)	(2.5)
Equity based compensation	0.4	1.1	2.0
Other	(0.9)	(3.2)	2.7
Effective income tax rate	34.1%	36.2%	8.3%
The 2014 effective tax rate is lower than the U.S. statutory rate of 35% primarily due to a net $14 million benefit related to tax contingencies, and an $8 million benefit for an adjustment to certain deferred tax assets. These benefits are partially offset by the effect of state taxes on U.S. earnings. The $14 million benefit related to tax contingencies is derived primarily from a benefit of $13 million (including $7 million of interest and penalties) due to statute expiration on state tax filing positions, an expense of $5 million due to a new uncertain tax position and a benefit of $4 million related to the expiration of statutes in foreign jurisdictions.
Significant items that affect the 2013 effective tax rate included the impact of state taxes on U.S. earnings, a $4 million benefit for an adjustment to certain deferred tax assets, a benefit of $3 million (including $1 million interest) related to the settlement of tax audits and a benefit of $4 million relating to changes of statutory rates in some of our foreign jurisdictions. Additional benefits arose from foreign earnings taxed at rates lower than the U.S. statutory rate.
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
The components of the net deferred tax asset from continuing operations at December 31, 2014 and 2013 is comprised of the following:

	2014	2013
Deferred tax assets related to:
Employee benefits	$181	$161
Foreign and state net operating losses and credit carryforwards	37	54
Nonconsolidated investments	59	77
Allowance for uncollectible assets	36	38
Intangibles	8	10
Deferred gain on sale	149	74
Loyalty program	21	24
Interest and state benefits	4	14
Unrealized investment losses	5	6
Other	55	60
Valuation allowance	(15)	(21)
Total deferred tax asset	$540	$497
Deferred tax liabilities related to:
Installment sales	$—	$(6)
Property and equipment	(312)	(255)
Nonconsolidated investments	(33)	(59)
Unrealized investment gains	(23)	(18)
Prepaid expenses	(11)	(14)
Other	(7)	(14)
Total deferred tax liability	$(386)	$(366)
Net deferred tax asset	$154	$131
Recognized in the balance sheet as:
Deferred tax assets—current	$26	$11
Deferred tax assets—noncurrent	196	198
Deferred tax liabilities—current	(2)	(4)
Deferred tax liabilities—noncurrent	(66)	(74)
Total	$154	$131
Significant changes to our deferred tax assets and liabilities during 2014 includes an increase of $18 million primarily due to the impact of the implementation of the tangible property regulations, tax deferred gains related to like-kind exchanges in excess of book deferred gains on dispositions of hotel assets, and other fixed asset related items. Additional significant changes relate to recording employee benefit costs that are not currently deductible along with utilization of foreign tax credits and state tax operating loss carryforwards.
As of December 31, 2014, we have determined that undistributed net earnings of $353 million of certain foreign subsidiaries are indefinitely reinvested in operations outside the United States. These earnings could become subject to additional taxes if remitted as dividends, loaned to a U.S. affiliate, or if we sold our interest in the affiliates; the resulting U.S. income tax liabilities could be offset, in whole or in part, by credits allowable for taxes paid to foreign jurisdictions. The actual tax costs would depend on the income tax laws and circumstances at the time of the realization events; determination of the potential net liability is not practicable due to the complexities of the hypothetical calculation. We continue to provide deferred taxes, as required, on the undistributed earnings of foreign subsidiaries and unconsolidated affiliates that are not indefinitely reinvested in operations outside the United States.

As of December 31, 2014, we have $27 million (net of tax) of future tax benefits related to foreign and state net operating losses and $10 million of benefits related to federal and state credits. A portion of these operating losses will begin to expire in 2015 and continue through 2034. However, $9 million of these net operating losses, which are primarily foreign, have no expiration date and may be carried forward indefinitely.
A valuation allowance of $15 million is recorded for certain net operating losses and credits, as we believe it is more likely than not that we will be unable to realize these tax benefits.
Total unrecognized tax benefits as of December 31, 2014 and 2013 were $40 million and $53 million, respectively, of which $20 million and $27 million, respectively, would impact the effective tax rate if recognized. It is reasonably possible that a reduction of up to $8 million of unrecognized tax benefits could occur within twelve months resulting from the expiration of certain tax statutes of limitations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31, is as follows:

	2014	2013
Unrecognized tax benefits—beginning balance	$53	$75
Total (decreases) increases—current period tax positions	2	3
Total decreases—prior period tax positions	(8)	(14)
Settlements	(2)	(5)
Lapse of statute of limitations	(3)	(4)
Foreign currency fluctuation	(2)	(2)
Unrecognized tax benefits—ending balance	$40	$53
For 2014, the net decrease in prior period positions primarily relates to a decrease of $10 million due to statute expiration on state tax filing positions, partially offset by an increase of $5 million due to an accrual of a position taken on a prior year tax return.
During 2013, decreases to current and prior period tax positions in the amount of $14 million are primarily due to the conclusion and settlement of the IRS audits related to the 2005 through 2008 tax years. We also received $1 million interest from the settlement of certain federal and state tax issues and related to tax years 2003 through 2009.
In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total gross accrued interest and penalties were $24 million, $38 million and $46 million as of December 31, 2014, 2013 and 2012, respectively.
The amount of interest and penalties recognized as a component of income tax expense in 2014 was a benefit of $9 million. This amount is comprised of a benefit of $8 million resulting from the release of interest due to state tax statute expirations and an additional benefit of $1 million related to certain federal and foreign tax matters.
The amount of interest and penalties recognized as a component of income tax expense in 2013 was $1 million.
Our 2009, 2010, and 2011 federal income tax returns are currently under IRS examination. The federal statute of limitations for Hyatt Hotels Corporation remains open until December 31, 2015, for the years ended December 31, 2005 through 2011.
We are under audit by various state and foreign tax authorities. State income tax returns are generally subject to examination for a period of three to five years after filing of the return. However, the state impact of any federal changes remains subject to examination by various states for a period generally up to one year after formal notification to the states of the federal changes. The statute of limitations for the foreign jurisdictions ranges from three to ten years after filing the applicable tax return.

15.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:
Commitments—As of December 31, 2014, we are committed, under certain conditions, to lend or invest up to $250 million, net of any related letters of credit, in various business ventures.

Performance Guarantees—Certain of our contractual agreements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. At inception of a performance guarantee, we recognize a guarantee obligation liability for the fair value of our guarantee obligation which we amortize into income using a systematic and rational risk-based approach over the term of the performance guarantee. To the extent we determine an obligation to fund under a guarantee is both probable and estimable, we record an expense for the separate contingent liability, see Note 2.
Our most significant performance guarantee relates to four managed hotels in France that we began managing in the second quarter of 2013 (“the four managed hotels in France”), which has a term of 7 years, with approximately 5 ½ years remaining, and does not have an annual cap. The remaining maximum exposure related to our performance guarantees at December 31, 2014 was $464 million, of which €362 million ($437 million using exchange rates as of December 31, 2014) relates to the four managed hotels in France.
We had total guarantee liabilities of $111 million and $129 million at December 31, 2014 and 2013, respectively, which included $103 million and $123 million recorded in other long-term liabilities and $8 million and $6 million in accrued expenses and other current liabilities on our consolidated balance sheets, respectively. Our total guarantee liabilities are comprised of the fair value of the guarantee obligation liabilities recorded upon inception (net of amortization) and any separate contingent liabilities, net of cash payments. Performance guarantee expense and income from amortization of the guarantee obligation liabilities are recorded in other income (loss), net on the consolidated statements of income, see Note 21.
The following table details the total performance guarantee liability (inclusive of the initial guarantee liability, net of amortization and the contingent liability, net of cash payments) related to the four managed hotels in France:

	2014	2013
Beginning balance, January 1	$123	$—
Initial guarantee obligation liability upon inception	—	115
Amortization of initial guarantee obligation liability into income	(6)	(5)
Performance guarantee expense	19	—
Net (payments) receipts during the year	(18)	5
Foreign currency exchange gain (loss)	(12)	8
Ending balance, December 31	$106	$123
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner may have the option to terminate the management contract. As of December 31, 2014 and 2013, there were no amounts recorded in accrued expenses and other current liabilities related to these performance test clauses.
Debt Repayment Guarantees—We have entered into various debt repayment guarantees primarily related to our unconsolidated hospitality venture investments in certain properties. The maximum exposure under these agreements as of December 31, 2014 was $243 million. As of December 31, 2014, we had a $7 million liability representing the carrying value of these guarantees recorded within other long-term liabilities on our consolidated balance sheets with an offset to investments. Included within the $243 million in debt guarantees are the following:

Property Description	Maximum Guarantee Amount	Amount Recorded at December 31, 2014	Amount Recorded at December 31, 2013
Vacation ownership property	$86	$—	$1
Hotel property in Brazil	75	2	3
Hotel property in Hawaii	30	1	1
Hotel property in Minnesota	25	3	4
Hotel property in Colorado	15	1	1
Other	12	—	—
Total Debt Repayment Guarantees	$243	$7	$10

With respect to debt repayment guarantees related to certain unconsolidated hospitality venture properties, the Company has agreements with its respective partners that require each partner to pay a pro-rata portion of the guarantee amount based on each partner’s ownership percentage. In relation to the vacation ownership property debt repayment guarantee, for which we no longer have an investment in the unconsolidated venture, we have the ability to fully recover from third parties any amounts we may be required to fund. Assuming successful enforcement of these agreements with our respective partners and third parties, our maximum exposure under the various debt repayment guarantees as of December 31, 2014 would be $104 million.
Self Insurance—The Company obtains commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property and other miscellaneous coverages. A reasonable amount of risk is retained on a self insurance basis primarily through a U.S. based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductible and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Losses estimated to be paid within twelve months are $24 million and $27 million as of December 31, 2014 and 2013, respectively, and are classified within accrued expenses and other current liabilities on the consolidated balance sheets, while losses expected to be payable in later periods are $63 million and $53 million as of December 31, 2014 and 2013, respectively, and are included in other long-term liabilities on the consolidated balance sheets. At December 31, 2014, standby letters of credit amounting to $7 million had been issued to provide collateral for the estimated claims, which are guaranteed by us. For further discussion, see the “Letters of Credit” section of this footnote.
Collective Bargaining Agreements—At December 31, 2014, approximately 24% of our U.S. based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe that our employee relations are satisfactory.
Surety Bonds—Surety bonds issued on our behalf totaled $94 million at December 31, 2014 and primarily relate to workers’ compensation, taxes, licenses, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf as of December 31, 2014 totaled $65 million, the majority of which relate to our ongoing operations. Of the $65 million letters of credit outstanding, $9 million reduces the available capacity under our revolving credit facility (see Note 10).
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

16.    STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Common Stock—At December 31, 2014, Pritzker family business interests beneficially owned, in the aggregate, approximately 77.5% of our Class B common stock, representing approximately 57.9% of the outstanding shares of our common stock and approximately 74.9% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests are able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors and other significant corporate transactions. While the voting agreements are in effect, they may provide our board of directors with effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. Pursuant to the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, the Pritzker family business interests have agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock. In addition, other stockholders, including entities affiliated with Goldman, Sachs & Co. and Madrone GHC, LLC, beneficially own, in the aggregate, approximately 22.5% of our outstanding Class B common stock, representing approximately 16.8% of the outstanding shares of our common stock and approximately 21.8% of the total voting power of our outstanding common stock. Pursuant to the 2007 Stockholders’ Agreement, these entities have also agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock.
Share Repurchase— During 2014 and 2013, our board of directors authorized the repurchase of up to $700 million and $400 million, respectively, of the Company's common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion.  The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time.
During 2014 and 2013, the Company repurchased 7,693,326 and 6,604,768 shares of common stock, respectively. These shares of common stock were repurchased at a weighted average price of $57.79 and $41.64 per share, respectively, for an aggregate purchase price of $445 million and $275 million, respectively, excluding related expenses that were insignificant in both periods. Of the $445 million aggregate purchase price during the year ended December 31, 2014, $443 million was settled in cash during the period. The shares repurchased during 2014 represented approximately 5% of the Company's total shares of common stock outstanding as of December 31, 2013. The shares repurchased during 2013 represented approximately 4% of the Company's total shares of common stock outstanding as of December 31, 2012. The shares of Class A common stock that were repurchased on the open market were retired and returned to authorized and unissued status while the shares of Class B common stock that were repurchased were retired and the total number of authorized Class B shares was reduced by the number of shares repurchased. As of December 31, 2014, we had $444 million remaining under the current share repurchase authorization.
Accumulated Other Comprehensive Loss—The following table details the accumulated other comprehensive loss activity for the years ended December 31, 2014 and 2013, respectively.

	Balance at January 1, 2014	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss (a)	Balance at December 31, 2014
Foreign currency translation adjustments	$(62)	$(86)	$(7)	$(155)
Unrealized gain (loss) on AFS securities	6	—	—	6
Unrecognized pension cost	(5)	—	—	(5)
Unrealized gain (loss) on derivative instruments	(7)	1	—	(6)
Accumulated Other Comprehensive Loss	$(68)	$(85)	$(7)	$(160)
(a) Foreign currency translation adjustments, net of a tax impact of $0, reclassified from accumulated other comprehensive loss were recognized as a deferred gain within other long-term liabilities on the consolidated balance sheets when we sold a hotel and substantially liquidated the entity.

	Balance at January 1, 2013	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss (b)	Balance at December 31, 2013
Foreign currency translation adjustments	$(54)	$(10)	$2	$(62)
Unrealized gain (loss) on AFS securities	—	6	—	6
Unrecognized pension cost	(6)	1	—	(5)
Unrealized gain (loss) on derivative instruments	(7)	—	—	(7)
Accumulated Other Comprehensive Loss	$(67)	$(3)	$2	$(68)
(b) Foreign currency translation adjustments, net of an insignificant tax impact, reclassified from accumulated other comprehensive loss were recognized within equity earnings (losses) from unconsolidated hospitality ventures on the consolidated statements of income.

17.    STOCK-BASED COMPENSATION
As part of our Long-Term Incentive Plan, we award Stock Appreciation Rights (“SARs”), Restricted Stock Units (“RSUs”) and Performance Vested Restricted Stock ("PSSs") to certain employees. Compensation expense and unearned compensation figures within this note exclude amounts related to employees of our managed hotels as this expense has been and will continue to be reimbursed by our third-party hotel owners and is recorded on the lines other revenues from managed properties and other costs from managed properties on our consolidated statements of income. Compensation expense related to these awards for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Years Ended December 31,
	2014	2013	2012
Stock appreciation rights	$19	$8	$8
Restricted stock units	31	17	14
Performance vested restricted stock	4	3	1
The year ended December 31, 2014 includes a nonrecurring expense of $23 million, a portion of which relates to prior periods for grants made to certain individuals. The nonrecurring expense for stock appreciation rights and restricted stock units shown in the table above for the year ended December 31, 2014 amounted to $10 million and $13 million, respectively, of which $22 million is recorded in selling, general and administrative expenses on our consolidated statements of income.
The expected income tax benefit to be realized at the time of vest related to these plans for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Years Ended December 31,
	2014	2013	2012
Stock appreciation rights	$7	$3	$3
Restricted stock units	8	6	5
Performance vested restricted stock	2	1	—
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
The following table sets forth a summary of the SAR grants in 2014, 2013, and 2012:

Grant Date	SARs Granted	Per SAR Value	Vesting Period		Vesting Start Month
February 2014	327,307	$22.57	25	% annually	March 2015
March 2013	472,003	17.95	25	% annually	March 2014
March 2013	54,914	18.21	100	% at vest	March 2017
March 2012	405,877	17.29	25	% annually	March 2013
The weighted average grant date fair value for the awards granted in 2014, 2013, and 2012 was $22.57, $17.98, and $17.29, respectively.
The fair value of each SAR was estimated based on the date of grant using the Black-Scholes-Merton option-valuation model with the following weighted average assumptions:

	2014	2013	2012
Exercise Price	$49.39	$43.44	$41.29
Expected Life in Years	6.290	6.330	6.251
Risk-free Interest Rate	1.93%	1.18%	1.49%
Expected Volatility	44.32%	40.67%	40.84%
Annual Dividend Yield	—%	—%	—%
As of December 31, 2014 we used an estimated forfeiture rate of 0% because only a small group of executives received these grants and we have limited historical data on which to base these estimates. We record the compensation expense earned for SARs on a straight-line basis from the date of grant. The exercise price of these SARs was the fair value of our common stock at the grant date, based on a valuation of the Company prior to the IPO, or the closing share price on the date of grant.

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
A summary of employee SAR activity as of December 31, 2014, and changes during 2014, are presented below:

	SAR Units	Weighted Average Exercise Price (in whole dollars)	Weighted Average Contractual Term
Outstanding at December 31, 2013:	3,578,210	$45.43	5.88
Granted	327,307	49.39	9.12
Exercised	387,711	39.76	3.33
Forfeited or canceled	52,222	50.22	7.17
Outstanding at December 31, 2014:	3,465,584	$46.37	5.42
Exercisable as of December 31, 2014:	2,497,366	$46.98	4.37
The total intrinsic value of SARs outstanding at December 31, 2014 was $50 million and the total intrinsic value for exercisable SARs was $35 million as of December 31, 2014.
Restricted Stock Units—Vested RSUs will be settled with a single share of our Class A common stock with the exception of insignificant portions of the February 2014, March 2013, June 2013, and March 2012 awards which will be settled in cash. The value of the RSUs was based upon the fair value of our common stock at the grant date, based upon a valuation of the Company, or the closing stock price of our Class A common stock for the December 2009 award and all subsequent awards. Awards issued prior to our November 2009 IPO are deferred in nature and will be settled once all tranches of the award have fully vested or otherwise as provided in the relevant agreements, while all awards issued in December 2009 and later will be settled as each individual tranche vests under the relevant agreements. The following table sets forth a summary of the employee RSU grants in 2014, 2013, and 2012:

Grant Date	RSUs	Value	Total Value (in millions)	Vesting Period
September 2014	2,452	$61.17	$—	4 years
February 2014	376,328	49.39	19	4 years
December 2013	2,132	46.90	—	4 years
September 2013	13,082	45.86	1	4 years
June 2013	2,218	40.56	—	4 years
March 2013	453,356	43.44	20	4 years
December 2012	40,694	36.86	1	4 years
October 2012	2,580	38.75	—	4 years
June 2012	19,787	35.87	1	4 years
March 2012	444,059	41.29	18	4 years
We record compensation expense earned for RSUs over the requisite service period of the individual grantee. Our estimated forfeiture rate is 3% for RSUs. In certain situations we also grant cash-settled RSUs which are recorded as a liability instrument. The liability and related expense for granted cash-settled RSUs are insignificant as of and for the period ended December 31, 2014.

A summary of the status of the non-vested employee restricted stock unit awards outstanding under the plan as of December 31, 2014 is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value (in whole dollars)
Nonvested at December 31, 2013:	1,244,471	$40.71
Granted	378,780	49.47
Vested	468,845	41.05
Forfeited or canceled	83,768	41.48
Nonvested at December 31, 2014:	1,070,638	$43.60
As of December 31, 2014, the total intrinsic value of deferred RSUs that vested in 2014 but were not paid out is immaterial. The total intrinsic value of nonvested RSUs as of December 31, 2014 was $64 million.
Performance Vested Restricted Stock—The Company has granted to certain executive officers PSSs. The number of PSSs that will ultimately vest with no further restrictions on transfer depends upon the performance of the Company at the end of the applicable three year performance period relative to the applicable performance target. The PSSs vest in full if the maximum performance metric is achieved. At the end of the performance period, the PSSs that do not vest will be forfeited. The PSSs will vest at the end of the performance period only if the performance threshold is met; there is no interim performance metric.
There were $4 million in forfeitures for the year ended December 31, 2014. As of December 31, 2014 the total intrinsic value of nonvested PSSs if target performance is achieved was $16 million.
The following table sets forth a summary of PSS grants in 2014, 2013, and 2012:

Year Granted	PSSs Granted	Weighted Average Grant Date Fair Value (in whole dollars)	Performance Period	Performance Period Start Date
2014	162,906	$49.39	3 years	January 1, 2014
2013	218,686	$43.44	3 years	January 1, 2013
2012	209,569	$41.29	3 years	January 1, 2012
Our total unearned compensation for our stock-based compensation programs as of December 31, 2014 was $2 million for SARs, $15 million for RSUs and $3 million for PSSs, which will be recorded to compensation expense primarily over the next two years with respect to SARs, with a limited portion of the SAR awards extending to four years, three years with respect to RSUs, with a limited portion of the RSU awards extending to six years, and over the next two years with respect to PSSs as follows:

	2015	2016	2017	2018	2019+	Total
SARs	$1	$1	$—	$—	$—	$2
RSUs	8	5	2	—	—	15
PSSs	2	1	—	—	—	3
Total	$11	$7	$2	$—	$—	$20

18.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the notes to the consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Leases —Our corporate headquarters have been located at the Hyatt Center in Chicago, Illinois since 2005. A subsidiary of the Company holds a master lease for a portion of the Hyatt Center and has entered into sublease agreements with certain related parties. During 2012, one of these sublease agreements was amended to reduce the related party's occupied space; as a result, we received a payment of $4 million, representing the discounted future sublease payments, less furniture and fixtures acquired. Future sublease income for this space from related parties is $8 million.

Legal Services—A partner in a law firm that provided services to us throughout 2014, 2013, and 2012 is the brother-in-law of our Executive Chairman. We incurred legal fees with this firm of $3 million, $2 million and $2 million for each of the years ended December 31, 2014, 2013, and 2012, respectively. Legal fees when expensed are included in selling, general and administrative expenses. As of December 31, 2014 and 2013, we had insignificant amounts due to the law firm.
Other Services—A member of our board of directors is a partner in a firm whose affiliates own hotels from which we recorded management and franchise fees of $4 million, $6 million, and $7 million during the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014 and 2013, we had insignificant and $1 million in receivables due from these properties, respectively.
Equity Method Investments—We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We recorded fees of $29 million, $32 million, and $37 million for the years ended December 31, 2014, 2013, and 2012, respectively, related to these properties. As of December 31, 2014 and 2013, we had receivables due from these properties of $11 million and $7 million, respectively. In addition, in some cases we provide loans (see Note 7) or guarantees (see Note 15) to these entities. Our ownership interest in these equity method investments generally varies from 8% to 70%. See Note 3 for further details regarding these investments.
Share Repurchase—During 2014, we repurchased 1,122,000 shares of Class B common stock for a weighted average price of $60.20 per share, for an aggregate purchase price of approximately $68 million. The shares repurchased represented less than 1% of the Company's total shares of common stock outstanding prior to the repurchase. During 2013, we repurchased 2,906,879 shares of Class B common stock at a weighted average price of $41.36 per share, for an aggregate purchase price of approximately $120 million. The shares repurchased represented approximately 2% of the Company's total shares of common stock outstanding prior to the repurchase. In both transactions, the shares of Class B common stock were repurchased from trusts held for the benefit of certain Pritzker family members in privately-negotiated transactions and were retired, thereby reducing the total number of shares outstanding and reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.

19.    SEGMENT AND GEOGRAPHIC INFORMATION
Our reportable segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker to assess performance and make decisions regarding the allocation of resources. Our chief operating decision maker is the Chief Executive Officer. Our results for the years ended December 31, 2014, 2013, and 2012 reflect the segment structure of our organization following our realignment, which was effective October 1, 2012. Segment results presented here for the year ended December 31, 2012 have been recast to show our results as if our new operating structure had existed in that period.

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

•
EAME/SW Asia Management—This segment derives its earnings primarily from hotel management of our portfolio of brands located primarily in Europe, Africa, the Middle East and India, as well as countries along the Persian Gulf, the Arabian Sea, and Nepal. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners with no added margin. These costs relate primarily to reservations, marketing and IT costs. These revenues and costs are recorded on the lines other revenues from managed properties and other costs from managed properties, respectively. The intersegment revenues relate to management fees that are collected from the Company’s owned hotels, which are eliminated in consolidation.
Our chief operating decision maker evaluates performance based on each segment’s revenue and Adjusted EBITDA. We define Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro-rata share of unconsolidated hospitality ventures Adjusted EBITDA before equity earnings (losses) from unconsolidated hospitality ventures; gains on sales of real estate and other; asset impairments; other income (loss), net; net (income) loss attributable to noncontrolling interests; depreciation and amortization; interest expense; and provision for income taxes.

The table below shows summarized consolidated financial information by segment. Included within corporate and other are unallocated corporate expenses, revenues and expenses on our vacation ownership properties (primarily for the periods prior to the sale in the fourth quarter of 2014), and the results of our co-branded credit card.

(in millions)	2014	2013	2012
Owned and Leased Hotels
Owned and leased hotels revenues	$2,246	$2,142	$2,021
Adjusted EBITDA	522	471	442
Depreciation and Amortization	322	315	323
Capital Expenditures	208	211	283
Americas Management and Franchising
Management and franchise fees revenues	327	292	256
Other revenues from managed properties	1,550	1,482	1,456
Intersegment Revenues (a)	88	86	81
Adjusted EBITDA	253	233	199
Depreciation and Amortization	18	17	20
Capital Expenditures	1	1	2
ASPAC Management and Franchising
Management and franchise fees revenues	88	83	86
Other revenues from managed properties	74	74	43
Intersegment Revenues (a)	2	3	3
Adjusted EBITDA	44	50	46
Depreciation and Amortization	1	1	1
Capital Expenditures	1	—	1
EAME/SW Asia Management
Management and franchise fees revenues	77	72	63
Other revenues from managed properties	53	45	29
Intersegment Revenues (a)	15	16	14
Adjusted EBITDA	40	40	26
Depreciation and Amortization	6	5	2
Capital Expenditures	—	—	—
Corporate and other
Revenues	105	99	93
Adjusted EBITDA	(131)	(114)	(107)
Depreciation and Amortization	7	7	7
Capital Expenditures	43	20	15
Eliminations (a)
Revenues	(105)	(105)	(98)
Adjusted EBITDA	—	—	—
Depreciation and Amortization	—	—	—
Capital Expenditures	—	—	—
TOTAL
Revenues	$4,415	$4,184	$3,949
Adjusted EBITDA	728	680	606
Depreciation and Amortization	354	345	353
Capital Expenditures	253	232	301

(a)	Intersegment revenues are included in the management and franchise fees revenues totals and eliminated in Eliminations.

The table below shows summarized consolidated balance sheet information by segment:
Total Assets

	December 31, 2014	December 31, 2013
Owned and Leased Hotels	$5,682	$5,726
Americas Management and Franchising	1,165	1,027
ASPAC Management and Franchising	106	101
EAME/SW Asia Management	184	207
Corporate and other	4,030	4,797
Eliminations (a)	(3,024)	(3,681)
TOTAL	$8,143	$8,177
(a) Segment assets include intercompany and investments in subsidiaries which are eliminated in Eliminations.
The following table presents revenues and long-lived assets by geographical region:

	2014	2013	2012
Revenues:
United States	$3,476	$3,270	$3,140
All Foreign	939	914	809
Total	$4,415	$4,184	$3,949

	December 31, 2014	December 31, 2013
Long-Lived Assets:
United States	$3,643	$4,026
All Foreign	1,228	1,383
Total	$4,871	$5,409
The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
Adjusted EBITDA	$728	$680	$606
Equity earnings (losses) from unconsolidated hospitality ventures	25	(1)	(22)
Gains on sales of real estate and other	311	125	—
Asset impairments	(17)	(22)	—
Other income (loss), net	(17)	17	7
Net (income) loss attributable to noncontrolling interests	(2)	2	1
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(80)	(68)	(73)
EBITDA	948	733	519
Depreciation and amortization	(354)	(345)	(353)
Interest expense	(71)	(65)	(70)
Provision for income taxes	(179)	(116)	(8)
Net income attributable to Hyatt Hotels Corporation	$344	$207	$88

20.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share including a reconciliation of the numerator and denominator are as follows:

	Years Ended December 31,
	2014	2013	2012
Numerator:
Net income	$346	$205	$87
Net (income) loss attributable to noncontrolling interests	(2)	2	1
Net income attributable to Hyatt Hotels Corporation	$344	$207	$88
Denominator:
Basic weighted average shares outstanding	153,136,511	158,544,930	165,017,485
Share-based compensation	1,213,941	644,149	359,843
Diluted weighted average shares outstanding	154,350,452	159,189,079	165,377,328
Basic Earnings Per Share:
Net income	$2.26	$1.29	$0.53
Net (income) loss attributable to noncontrolling interests	(0.01)	0.01	—
Net income attributable to Hyatt Hotels Corporation	$2.25	$1.30	$0.53
Diluted Earnings Per Share:
Net income	$2.24	$1.29	$0.53
Net (income) loss attributable to noncontrolling interests	(0.01)	0.01	—
Net income attributable to Hyatt Hotels Corporation	$2.23	$1.30	$0.53
The computations of diluted net income per share for the years ended December 31, 2014, 2013 and 2012 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Years Ended December 31,
	2014	2013	2012
Stock-settled SARs	5,200	148,200	13,200
RSUs	—	—	3,300

21.    OTHER INCOME (LOSS), NET
Included in the other income (loss), net balance are cost method investment income from the complete pay-off of our preferred equity interest and returns and residual common investment in the partnership that owns the Hyatt Regency New Orleans (see Note 3) and costs incurred as part of our Company's realignment (which include employee separation costs, consulting fees, and other fees). The table below provides a reconciliation of the components in other income (loss), net, for the years ended December 31, 2014, 2013 and 2012, respectively:

	For the years ended December 31,
	2014	2013	2012
Performance guarantee expense (Note 15)	$(23)	$(5)	$—
Realignment costs	(7)	—	(21)
Transaction costs (Note 8)	(6)	(10)	(2)
Foreign currency losses	(3)	(5)	(3)
Interest income	11	17	23
Guarantee liability amortization (Note 15)	7	5	—
Cost method investment income (Note 3)	1	50	1
Gains on other marketable securities (Note 4)	—	2	17
Impairment of held-to-maturity investment	—	—	(4)
Gain on sale of artwork (Note 8)	—	29	—
Charitable contribution to Hyatt Hotels Foundation	—	(20)	—
Debt settlement costs (Note 10)	—	(35)	—
Provisions on hotel loans (Note 7)	—	(6)	(4)
Other	3	(5)	—
Other income (loss), net	$(17)	$17	$7

22.    SUBSEQUENT EVENT
In February 2015, we announced that a Hyatt affiliate sold the Hyatt Regency Indianapolis for approximately $71 million and entered into a franchise agreement for the hotel.

23.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
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

	For the three months ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Consolidated statements of income data:
Owned and leased hotels	$551	$555	$592	$548	$557	$521	$572	$492
Management and franchise fees	101	94	103	89	94	77	96	75
Other revenues	7	24	23	21	15	22	21	20
Other revenues from managed properties (1)	420	431	440	416	425	406	403	388
Total revenues	1,079	1,104	1,158	1,074	1,091	1,026	1,092	975
Direct and selling, general, and administrative expenses (2)	1,040	1,032	1,043	1,021	1,036	973	984	958
Net Income	182	33	75	56	30	55	112	8
Net income attributable to Hyatt Hotels Corporation (3) (4)	182	32	74	56	32	55	112	8
Net income per common share, basic	$1.21	$0.22	$0.49	$0.36	$0.20	$0.35	$0.70	$0.05
Net income per common share, diluted	$1.20	$0.22	$0.49	$0.36	$0.19	$0.35	$0.70	$0.05

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

(2)
Direct and selling, general, and administrative expenses in the fourth quarter of 2014 includes a nonrecurring expense of $22 million, a portion of which relates to prior periods for stock compensation expense for grants made to certain individuals.

(3)
Net income attributable to Hyatt Hotels Corporation in the fourth quarter of 2014 includes impairment charges of $10 million, of which $6 million relates to property and equipment, $2 million relates to intangibles, and $2 million relates to goodwill.

(4)
Net income attributable to Hyatt Hotels Corporation in the fourth quarter of 2013 includes impairment charges of $14 million, of which $11 million is recorded in asset impairments related to the write off of contract acquisition costs in conjunction with the purchase of the remaining portion of a joint venture ownership and $3 million is recorded in equity earnings (losses) from unconsolidated hospitality ventures.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2014, 2013, and 2012
(In millions of dollars)

	Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Revenues, Costs and Expenses	Additions Charged to Other Accounts		Deductions		Balance at End of Period
Year Ended December 31, 2014:
Trade receivables—allowance for doubtful accounts	$11	$5	$—		$(3)		$13
Financing receivables—allowance for losses	103	7	(9)	A, C	(1)		100
Deferred tax assets—valuation allowance	21	—	—		(6)	B	15
Year Ended December 31, 2013:
Trade receivables—allowance for doubtful accounts	11	4	—		(4)		11
Financing receivables—allowance for losses	99	13	(3)	A	(6)		103
Deferred tax assets—valuation allowance	22	—	—		(1)		21
Year Ended December 31, 2012:
Trade receivables—allowance for doubtful accounts	10	5	—		(4)		11
Financing receivables—allowance for losses	90	19	—		(10)		99
Deferred tax assets—valuation allowance	83	1	—		(62)	B	22
A—This amount represents currency translation on foreign currency denominated notes receivable.
B—This amount represents the release of certain foreign net operating losses.
C—This amount includes removal of the allowance recorded in connection with the sale of our vacation ownership business.

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

10.3	Joinder Agreement to 2007 Stockholders' Agreement, dated as of March 12, 2014, by and among Hyatt Hotels Corporate and Gregory B. Penner

+10.4
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
+10.9
Second Amendment to Hyatt Hotels Corporation Special Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on November 3, 2010)

+10.10
Amendment to Hyatt Hotels Corporation 2008 and 2009 Restricted Stock Unit Award Agreements, dated December 17, 2010 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34521) filed with the SEC on February 17, 2011)

+10.11
Form of 2006 Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.12
Form of 2007 Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.13
Form of 2008 Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.14
Form of 2009 Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.15
Form of Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-34521) filed with the Securities and Exchange Commission on February 25, 2010)

+10.16
Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 21, 2011)

+10.17
Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company's Current Report on Form 8-K/A (File No. 001-34521) filed with the Securities and Exchange Commission on April 13, 2012)

+10.18
Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34521) filed with the Securities and Exchange Commission on February 18, 2014)

+10.19
Amended and Restated Hyatt Hotels Corporation Deferred Compensation Plan for Directors, dated as of December 10, 2009 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-34521) filed with the Securities and Exchange Commission on February 25, 2010)

+10.20
First Amendment to the Hyatt Hotels Corporation Deferred Compensation Plan for Directors, dated December 17, 2010 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on February 17, 2011)

Exhibit Number	Exhibit Description
+10.21
Hyatt Hotels Corporation Fourth Amended and Restated Summary of Non-Employee Director Compensation (January 1, 2015) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-34521) filed with the Securities and Exchange Commission on October 29, 2014)

+10.22
Employment Letter, dated as of December 12, 2012, between Hyatt Hotels Corporation and Mark S. Hoplamazian (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 14, 2012)

+10.23
Employment Letter, dated as of July 31, 2012, between Hyatt Hotels Corporation and Gebhard F. Rainer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 1, 2012)

+10.24
Employment Letter, dated as of December 12, 2012, between Hyatt Hotels Corporation and Thomas J. Pritzker (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 14, 2012)

+10.25
Employment Letter, dated as of May 3, 2007, between Hyatt Hotels Corporation and Stephen Haggerty (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on August 5, 2010)

+10.26
Letter Agreement, dated as of December 28, 2012, between Hyatt Hotels Corporation and Stephen Haggerty (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-34521) filed with the Securities and Exchange Commission on February 13, 2013)

+10.27
Hyatt Hotels Corporation Executive Officer Change in Control Plan and Summary Plan Description (incorporated by reference to Exhibit 10.47 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

+10.28
First Amendment to the Hyatt Hotels Corporation Executive Change in Control Plan, dated December 17, 2010 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on February 17, 2011)

+10.29
Hyatt Hotels Corporation Corporate Office Severance Plan and Summary Plan Description (incorporated by reference to Exhibit 10.48 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

+10.30
First Amendment to the Hyatt Hotels Corporation Corporate Office Severance Plan, dated December 17, 2010 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on February 17, 2011)

+10.31
Amended and Restated Hyatt Hotels Corporation Executive Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement or Schedule 14A (File No. 001-34521) filed with the Securities and Exchange Commission on April 22, 2013)

+10.32
Hyatt International Hotels Retirement Plan (incorporated by reference to Exhibit 10.55 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on November 2, 2009)

+10.33
Amended and Restated Hyatt Corporation Deferred Compensation Plan, effective May 3, 2010 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-165384) filed with the Securities and Exchange Commission on March 10, 2010)

Exhibit Number	Exhibit Description

+10.34
First Amendment to the Amended and Restated Hyatt Corporation Deferred Compensation Plan, effective May 3, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on May 6, 2010)

+10.35
Second Amendment to the Amended and Restated Hyatt Corporation Deferred Compensation Plan, effective September 30, 2010 (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 001-34521) filed with the Securities and Exchange Commission on February, 16, 2012)

+10.36
Hyatt Hotels Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A (File No. 001-34521) filed with the Securities and Exchange Commission on April 21, 2010)

+10.37
First Amendment to the Hyatt Hotels Corporation Employee Stock Purchase Plan, dated March 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-34521) filed with the Securities and Exchange Commission on May 3, 2012)

10.38
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

10.42
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
10.45
Sublease Termination Agreement, dated as of December 31, 2012, between Hyatt Corporation and H Group (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-34521) filed with the Securities and Exchange Commission on February 13, 2013)

10.46
Sublease Agreement, dated as of June 15, 2004, as amended, between Hyatt Corporation and CC-Development Group, Inc. (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.47
Third Amendment to Sublease, dated as of February 22, 2012, between Hyatt Corporation and CC-Development Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-34521) filed with the Securities and Exchange Commission on May 3, 2012)

10.48
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

10.49
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

10.51
Letter regarding Termination of Omnibus Office Services Agreement, dated as of January 12, 2012, by Pritzker Realty Group, L.P. (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 001-34521) filed with the Securities and Exchange Commission on February 16, 2012)

10.52
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

10.55
Second Amended and Restated Limited Liability Company Agreement of W2007 Waikiki Holdings, L.L.C., dated as of October 9, 2009 (incorporated by reference to Exhibit 10.43 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 15, 2009)

Exhibit Number	Exhibit Description

10.56
Senior Loan Agreement, dated as of July 16, 2008, between W2007 WKH Senior Borrower, LLC and SDI, Inc. (incorporated by reference to Exhibit 10.44 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 15, 2009)

10.57
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

10.58
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

10.60
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

99.2	Amended and Restated Foreign Global Hyatt Agreement, dated as of October 1, 2009, by and among each signatory thereto

101.INS	XBRL Instance Document

Exhibit Number	Exhibit Description

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement.