Form 10-Q
period 2015-03-31
Hyatt Hotels Corp
filed 2015-05-05
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of May 1, 2015, there were 34,721,957 shares of the registrant’s Class A common stock, $0.01 par value, outstanding and 110,655,463 shares of the registrant’s Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.
HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
REVENUES:
Owned and leased hotels	$509	$548
Management and franchise fees	105	89
Other revenues	7	21
Other revenues from managed properties	433	416
Total revenues	1,054	1,074
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	384	415
Depreciation and amortization	79	95
Other direct costs	5	8
Selling, general, and administrative	94	87
Other costs from managed properties	433	416
Direct and selling, general, and administrative expenses	995	1,021
Net gains and interest income from marketable securities held to fund operating programs	8	4
Equity losses from unconsolidated hospitality ventures	(6)	(7)
Interest expense	(17)	(19)
Gains on sales of real estate	8	61
Other loss, net	(18)	(12)
INCOME BEFORE INCOME TAXES	34	80
PROVISION FOR INCOME TAXES	(12)	(24)
NET INCOME	22	56
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$22	$56
EARNINGS PER SHARE - Basic
Net income	$0.15	$0.36
Net income attributable to Hyatt Hotels Corporation	$0.15	$0.36
EARNINGS PER SHARE - Diluted
Net income	$0.15	$0.36
Net income attributable to Hyatt Hotels Corporation	$0.15	$0.36
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net income	$22	$56
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (benefit) expense of $- and $1 in 2015 and 2014, respectively	(55)	1
Unrealized gains (losses) on available for sale securities, net of tax (benefit) expense of $- and $1 in 2015 and 2014, respectively	2	(3)
Other comprehensive loss	(53)	(2)
COMPREHENSIVE INCOME (LOSS)	(31)	54
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$(31)	$54
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except per share amounts)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$563	$685
Restricted cash	341	359
Short-term investments	80	130
Receivables, net of allowances of $15 and $13 at March 31, 2015 and December 31, 2014, respectively	362	274
Inventories	16	17
Prepaids and other assets	139	108
Prepaid income taxes	35	47
Deferred tax assets	33	26
Assets held for sale	5	63
Total current assets	1,574	1,709
Investments	342	334
Property and equipment, net	4,100	4,186
Financing receivables, net of allowances	19	40
Goodwill	132	133
Intangibles, net	532	552
Deferred tax assets	186	196
Other assets	1,024	993
TOTAL ASSETS	$7,909	$8,143
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$9	$9
Accounts payable	140	130
Accrued expenses and other current liabilities	449	468
Accrued compensation and benefits	101	120
Liabilities held for sale	—	3
Total current liabilities	699	730
Long-term debt	1,370	1,381
Other long-term liabilities	1,414	1,401
Total liabilities	3,483	3,512
Commitments and contingencies (see Note 10)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of March 31, 2015 and December 31, 2014	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 35,497,157 outstanding and 35,692,580 issued at March 31, 2015, Class B common stock, $0.01 par value per share, 442,649,875 shares authorized, 110,655,463 shares issued and outstanding at March 31, 2015 and Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 37,676,490 outstanding and 37,712,763 issued at December 31, 2014, Class B common stock, $0.01 par value per share, 443,399,875 shares authorized, 111,405,463 shares issued and outstanding at December 31, 2014	1	2
Additional paid-in capital	2,455	2,621
Retained earnings	2,187	2,165
Treasury stock at cost, 195,423 shares and 36,273 shares at March 31, 2015 and December 31, 2014, respectively	(8)	(1)
Accumulated other comprehensive loss	(213)	(160)
Total stockholders’ equity	4,422	4,627
Noncontrolling interests in consolidated subsidiaries	4	4
Total equity	4,426	4,631
TOTAL LIABILITIES AND EQUITY	$7,909	$8,143
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22	$56
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79	95
Deferred income taxes	3	5
Equity losses from unconsolidated hospitality ventures, including distributions received	6	14
Foreign currency losses	7	—
Gains on sales of real estate	(8)	(61)
Working capital changes and other	(94)	(60)
Net cash provided by operating activities	15	49
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(157)	(112)
Proceeds from marketable securities and short-term investments	175	102
Contributions to investments	(12)	(14)
Capital expenditures	(61)	(41)
Proceeds from sales of real estate, net of cash disposed	69	316
Sales proceeds transferred to escrow as restricted cash	—	(232)
Sales proceeds transferred from escrow to cash and cash equivalents	—	306
Decrease in restricted cash - investing	18	11
Other investing activities	9	(7)
Net cash provided by investing activities	41	329
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(187)	(59)
Other financing activities	(6)	(7)
Net cash used in financing activities	(193)	(66)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	15	(1)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(122)	311
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	685	454
CASH AND CASH EQUIVALENTS—END OF PERIOD	$563	$765
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$32	$36
Cash paid during the period for income taxes	$18	$38
Non-cash investing activities are as follows:
Change in accrued capital expenditures	$(6)	$1

See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)

1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively, "Hyatt Hotels Corporation") provide hospitality services on a worldwide basis through the development, management, franchising, licensing and ownership of hospitality related businesses. We develop, own, operate, manage, franchise, license or provide services to a portfolio of properties consisting of full service hotels, select service hotels, resorts and other properties, including timeshare, fractional and other forms of residential or vacation properties. As of March 31, 2015, (i) we operated or franchised 282 full service hotels, comprising 113,777 rooms throughout the world, (ii) we operated or franchised 280 select service hotels, comprising 38,296 rooms, of which 266 hotels are located in the United States, and (iii) our portfolio of properties included 5 franchised all inclusive Hyatt-branded resorts, comprising 1,881 rooms. Our portfolio of properties operate in 50 countries around the world and we hold ownership interests in certain of these properties.
As used in these Notes and throughout this Quarterly Report on Form 10-Q, (i) the terms "Company," "HHC," "we," "us," or "our" mean Hyatt Hotels Corporation and its consolidated subsidiaries and (ii) the term "Hyatt portfolio of properties" or "portfolio of properties" refers to hotels and other properties that we develop, own, operate, manage, franchise, license or provide services to, including under our Park Hyatt, Andaz, Hyatt, Grand Hyatt, Hyatt Regency, Hyatt Centric, Hyatt Place, Hyatt House, Hyatt Ziva, Hyatt Zilara, Hyatt Residences and Hyatt Residential Club brands.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. As a result, this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "2014 Form 10-K").
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

2.    RECENTLY ISSUED ACCOUNTING STANDARDS
Adopted Accounting Standards
In April 2014, the Financial Accounting Standards Board ("FASB") released Accounting Standards Update No. 2014-08 ("ASU 2014-08"), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirements for reporting discontinued operations and expands the required disclosures surrounding discontinued operations. The provisions of ASU 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption was permitted for disposals that had not been reported in previously issued financial statements. We elected to early adopt ASU 2014-08 in the second quarter of 2014 and have no disposals which qualify as discontinued operations.
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

In June 2014, the FASB released Accounting Standards Update No. 2014-10 (“ASU 2014-10”), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities from GAAP and it eliminates an exception provided in the consolidation guidance for development stage enterprises. The provisions of ASU 2014-10 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. When adopted, ASU 2014-10 is not expected to materially impact our condensed consolidated financial statements.
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
In February 2015, the FASB released Accounting Standards Update No. 2015-01 (“ASU 2015-01”), Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates all requirements regarding the separate classification, presentation, and disclosure of extraordinary events and transactions. The provisions of ASU 2015-01 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. When adopted, ASU 2015-01 is not expected to materially impact our condensed consolidated financial statements.
In February 2015, the FASB released Accounting Standards Update No. 2015-02 (“ASU 2015-02”), Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance related to management’s evaluation of consolidation for certain legal entities. The provisions of ASU 2015-02 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company is currently evaluating the impact of adopting ASU 2015-02.

3.    EQUITY AND COST METHOD INVESTMENTS
We have investments that are recorded under both the equity and cost methods. These investments are considered to be an integral part of our business and are strategically and operationally important to our overall results. Our equity and cost method investment balances recorded at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Equity method investments	$319	$311
Cost method investments	23	23
Total investments	$342	$334
During the three months ended March 31, 2015 and 2014, we recorded $0 and $1 million, respectively, in impairment charges in equity losses from unconsolidated hospitality ventures. The 2014 impairment charges related to two equity method investments.
Income from cost method investments included in other loss, net on our condensed consolidated statements of income for the three months ended March 31, 2015 and 2014 was $0 and $1 million, respectively.
The following table presents summarized financial information for all unconsolidated ventures in which we hold an investment that is accounted for under the equity method:

	Three Months Ended March 31,
	2015	2014
Total revenues	$244	$283
Gross operating profit	60	56
Loss from continuing operations	(13)	(15)
Net loss	(13)	(15)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2015 and December 31, 2014, we had the following financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	$37	$37	$—	$—
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	345	345	—	—
Preferred shares	282	—	—	282
Time deposits	80	—	80	—
U.S. government obligations	123	—	123	—
U.S. government agencies	45	—	45	—
Corporate debt securities	146	—	146	—
Mortgage-backed securities	28	—	28	—
Asset-backed securities	33	—	33	—
Municipal and provincial notes and bonds	3	—	3	—

	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Marketable securities recorded in cash and cash equivalents
Interest bearing money market funds	$70	$70	$—	$—
Marketable securities included in short-term investments, prepaids and other assets and other assets
Mutual funds	341	341	—	—
Preferred shares	280	—	—	280
Time deposits	130	—	130	—
U.S. government obligations	127	—	127	—
U.S. government agencies	34	—	34	—
Corporate debt securities	128	—	128	—
Mortgage-backed securities	23	—	23	—
Asset-backed securities	23	—	23	—
Municipal and provincial notes and bonds	3	—	3	—
During the three months ended March 31, 2015 and 2014, there were no transfers between levels of the fair value hierarchy. Our policy is to recognize transfers in and transfers out as of the end of each quarterly reporting period.

Marketable Securities
Our portfolio of marketable securities consists of various types of money market funds, mutual funds, preferred shares, time deposits, and fixed income securities, including U.S. government obligations, obligations of other U.S. government agencies, corporate debt securities, mortgage-backed securities, asset-backed securities and municipal and provincial notes and bonds. We invest a portion of our cash balance into short-term interest bearing money market funds that have a maturity of less than ninety days. Consequently, the balances are recorded in cash and cash equivalents. The funds are held with open-ended registered investment companies and the fair value of the funds is classified as Level One as we are able to obtain market available pricing information on an ongoing basis. The fair value of our mutual funds were classified as Level One as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Time deposits are recorded at par value, which approximates fair value and are included within short-term investments and classified as Level Two. The remaining securities, other than our investment in preferred shares, were classified as Level Two due to the use and weighting of multiple market inputs being considered in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities.
The impact to net income from total gains or losses included in net gains and interest income from marketable securities held to fund operating programs due to the change in unrealized gains or losses relating to assets still held at the reporting date was insignificant for the three months ended March 31, 2015 and 2014.
Hyatt holds redeemable, convertible preferred shares in Playa Hotels and Resorts B.V. ("Playa"). Hyatt has the option to convert its preferred shares into shares of common stock at any time through the later of the second anniversary of the closing of our investment or an initial public offering by Playa. The preferred shares are redeemable at Hyatt's option in August 2021. In the event of an initial public offering or other equity issuance, Hyatt has the option to request that Playa redeem up to $125 million of preferred shares, plus any unpaid dividends accumulated thereon. As a result, we have classified the preferred investment as an available for sale ("AFS") debt security, which is included in other assets on our condensed consolidated balance sheets. The investment is remeasured quarterly to fair value and the changes are recorded through other comprehensive income (loss).
We estimated the fair value of the Playa preferred shares using an option pricing model. This model requires that we make certain assumptions regarding the expected volatility, term, risk-free interest rate over the expected term, dividend yield and enterprise value. As Playa is not publicly traded, there is no market value for its stock. Therefore, we utilized observable data for a group of comparable peer companies to assist in developing our volatility assumptions. The expected volatility of Playa’s stock price was developed using weighted-average measures of implied volatility and historic volatility for its peer group for a period equal to our expected term of the option. The weighted-average risk-free interest rate was based on a zero coupon U.S. Treasury instrument whose term was consistent with the expected term. We anticipate receiving cumulative preferred dividends on our preferred shares; therefore, the expected dividend yield was assumed to be 10% per annum compounding quarterly for two years, increasing to 12% per annum after the second year, with such dividends to be paid-in-kind.
A summary of the significant assumptions used to estimate the fair value of our preferred investment in Playa as of March 31, 2015 and December 31, 2014, is as follows:

	March 31, 2015	December 31, 2014
Expected term	0.50 years	0.75 years
Risk-free Interest Rate	0.14%	0.19%
Volatility	43.0%	43.9%
Dividend Yield	10%	10%
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
As of March 31, 2015 and December 31, 2014, financial forecasts were used in the computation of the enterprise value using the income approach. The financial forecasts were based on assumed revenue growth rates and operating margin levels. The risks associated with achieving these forecasts were assessed in selecting the appropriate cost of capital. There is inherent uncertainty in our assumptions, and fluctuations in these assumptions will result in different estimates of fair value. Due to the lack of availability of market data, the preferred shares are classified as Level Three.
As of March 31, 2015 and December 31, 2014, the cost or amortized cost value for our preferred investment in Playa was $271 million and the fair value of this AFS debt security was as follows:

	Fair Value Measurements at Reporting Date using Significant Unobservable Inputs (Level 3) - Preferred Shares
	2015	2014
Fair value at January 1, recorded in other assets	$280	$278
Gross unrealized gains, recorded in other comprehensive income (loss)	2	—
Gross unrealized losses, recorded in other comprehensive income (loss)	—	(2)
Fair value at March 31, recorded in other assets	$282	$276

There were no realized gains or losses on AFS debt securities for the three months ended March 31, 2015 and 2014.

Other Financial Instruments
We estimated the fair value of financing receivables using a discounted cash flow analysis based on current market assumptions for similar types of arrangements. Based upon the availability of market data, we have classified our financing receivables as Level Three. The primary sensitivity in these calculations is based on the selection of appropriate interest and discount rates. Fluctuations in these assumptions will result in different estimates of fair value. For further information on financing receivables, see Note 5.
We estimated the fair value of debt, excluding capital leases, which, as of March 31, 2015 and December 31, 2014, consisted primarily of $250 million of 3.875% senior notes due 2016 (the "2016 Notes"), $196 million of 6.875% senior notes due 2019 (the "2019 Notes"), $250 million of 5.375% senior notes due 2021 (the "2021 Notes"), and $350 million of 3.375% senior notes due 2023 (the "2023 Notes" which, together with the 2016 Notes, the 2019 Notes, and the 2021 Notes are collectively referred to as the "Senior Notes"), bonds and other long-term debt. Our Senior Notes and bonds are classified as Level Two due to the use and weighting of multiple market inputs in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities. We estimated the fair value of our other long-term debt instruments using a discounted cash flow analysis based on current market inputs for similar types of arrangements. Based upon the availability of market data, we have classified our other long-term debt as Level Three. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value.

The carrying amounts and fair values of our other financial instruments are as follows:

	Asset (Liability)
	March 31, 2015
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables, net (current and long-term)
Secured financing to hotel owners	$26	$29	$—	$—	$29
Unsecured financing to hotel owners	19	19	—	—	19
Debt, excluding capital lease obligations	(1,362)	(1,479)	—	(1,327)	(152)

	Asset (Liability)
	December 31, 2014
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables, net (current and long-term)
Secured financing to hotel owners	$26	$29	$—	$—	$29
Unsecured financing to hotel owners	15	14	—	—	14
Debt, excluding capital lease obligations	(1,373)	(1,479)	—	(1,319)	(160)

5.    FINANCING RECEIVABLES
We have divided our financing receivables, which include loans and other financing arrangements, into two portfolio segments based on their initial measurement, risk characteristics and our method for monitoring or assessing credit risk. These portfolio segments correspond directly with our assessed class of receivables and are as follows:

•
Secured Financing to Hotel Owners—These financing receivables are senior secured mortgage loans and are collateralized by underlying hotel properties currently in operation. At March 31, 2015 and December 31, 2014, these loans represent financing provided to certain franchisees for the renovation and conversion of certain franchised hotels. These franchisee loans accrue interest at fixed rates ranging between 5.0% and 5.5%. All secured financing to hotel owners financing receivables are scheduled to mature in 2015.

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

The two portfolio segments of financing receivables and their balances at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Secured financing to hotel owners	$39	$39
Unsecured financing to hotel owners	107	102
	146	141
Less allowance for losses	(101)	(100)
Less current portion included in receivables, net	(26)	(1)
Total long-term financing receivables, net	$19	$40
Allowance for Losses and Impairments
We individually assess all loans in the secured financing to hotel owners portfolio and the unsecured financing to hotel owners portfolio for impairment. In addition to loans, we include other types of financing arrangements in the unsecured financing to hotel owners portfolio which we do not assess individually for impairment. However, we regularly evaluate our reserves for these other types of financing arrangements and record provisions in the financing receivables allowance as necessary. Impairment charges for loans within both portfolios and reserves related to our other financing arrangements are recorded as provisions in the financing receivables allowance. We consider the provisions on all of our portfolio segments to be adequate based on the economic environment and our assessment of the future collectability of the outstanding loans.
The following tables summarize the activity in our financing receivables allowance for the three months ended March 31, 2015 and 2014:

	Secured Financing	Unsecured Financing	Total
Allowance at January 1, 2015	$13	$87	$100
Provisions	—	2	2
Other Adjustments	—	(1)	(1)
Allowance at March 31, 2015	$13	$88	$101

	Secured Financing	Unsecured Financing	Total
Allowance at January 1, 2014	$13	$83	$96
Provisions	—	2	2
Other Adjustments	—	1	1
Allowance at March 31, 2014	$13	$86	$99
We routinely evaluate loans within financing receivables for impairment. To determine whether an impairment has occurred, we evaluate the collectability of both interest and principal. A loan is considered to be impaired when the Company determines that it is probable that we will not be able to collect all amounts due under the contractual terms. We do not record interest income for impaired loans unless cash is received, in which case the payment is recorded to other loss, net in the accompanying condensed consolidated statements of income. During the three months ended March 31, 2015 and 2014, we did not record any impairment charges for loans to hotel owners.

An analysis of our loans included in secured financing to hotel owners and unsecured financing to hotel owners had the following impaired amounts at March 31, 2015 and December 31, 2014, all of which had a related allowance recorded against them:

Impaired Loans
March 31, 2015
	Gross Loan Balance (Principal and Interest)	Unpaid Principal Balance	Related Allowance	Average Recorded Loan Balance
Secured financing to hotel owners	$39	$39	$(13)	$39
Unsecured financing to hotel owners	51	36	(51)	52

Impaired Loans
December 31, 2014
	Gross Loan Balance (Principal and Interest)	Unpaid Principal Balance	Related Allowance	Average Recorded Loan Balance
Secured financing to hotel owners	$39	$39	$(13)	$39
Unsecured financing to hotel owners	52	37	(52)	52
Interest income recognized on these impaired loans within other loss, net on our condensed consolidated statements of income for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
Secured financing to hotel owners	$1	$—
Unsecured financing to hotel owners	—	—

Credit Monitoring
On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity.

•	Past-due Receivables—We determine financing receivables to be past due based on the contractual terms of each individual financing receivable agreement.

•
Non-Performing Receivables—Receivables are determined to be non-performing based upon the following criteria: (1) if interest or principal is more than 90 days past due for secured financing to hotel owners and unsecured financing to hotel owners or (2) if an impairment charge has been recorded for a loan or a provision established for our other financing arrangements. For the three months ended March 31, 2015 and 2014, no interest income was accrued for secured financing to hotel owners and unsecured financing to hotel owners more than 90 days past due.

If a financing receivable is non-performing, we place the financing receivable on non-accrual status. We only recognize interest income when cash is received for financing receivables on non-accrual status. Accrual of interest income is resumed when the receivable becomes contractually current and collection doubts are removed.

The following tables summarize our aged analysis of past-due financing receivables by portfolio segment, the gross balance of financing receivables greater than 90 days past due and the gross balance of financing receivables on non-accrual status as of March 31, 2015 and December 31, 2014:

Analysis of Financing Receivables
March 31, 2015
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

6.    ACQUISITIONS AND DISPOSITIONS
We continually assess strategic acquisitions and dispositions to complement our current business. During the three months ended March 31, 2015 and 2014, we did not have any acquisitions.
Dispositions
Hyatt Regency Indianapolis—During the three months ended March 31, 2015, we sold Hyatt Regency Indianapolis for $69 million, net of closing costs, to an unrelated third party, and entered into a long-term franchise agreement with the owner of the property. The sale resulted in a pre-tax gain of $8 million, which has been recognized in gains on sales of real estate on our condensed consolidated statements of income during the three months ended March 31, 2015. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. As of December 31, 2014, we had classified the assets and liabilities of this property as held for sale on our condensed consolidated balance sheets.
Hyatt, Hyatt Place, Hyatt House 2014—During the three months ended March 31, 2014, we sold nine select service properties and one full service property for a total of $311 million, net of closing costs, to an unrelated third party. In connection with the sale, we transferred net cash and cash equivalents of $3 million, resulting in a net sales price of $308 million. We recorded a pre-tax gain of approximately $61 million for the three months ended March 31, 2014. The properties will remain Hyatt-branded hotels for a minimum of 25 years under long-term agreements. The gain has been recognized in gains on sales of real estate on our condensed consolidated statements of income during the three months ended March 31, 2014. The operating results and financial position of these hotels prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sales have been used in a like-kind exchange.
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
In conjunction with the sales of nine select service properties and one full service property during the three months ended March 31, 2014, we entered into like-kind exchange agreements with an intermediary for seven of the select service hotels. During the three months ended March 31, 2014, we recorded and released net proceeds of $232 million from restricted cash as they were utilized as part of the like-kind exchange agreement to acquire the Hyatt Regency Orlando.
In conjunction with the sale of Hyatt Key West during the year ended December 31, 2013, we entered into a like-kind exchange agreement with an intermediary. Pursuant to the like-kind exchange agreement, the $74 million proceeds from the sale of this hotel were placed into an escrow account administered by an intermediary. During the three months ended March 31, 2014, the proceeds were released from restricted cash as they were utilized as part of the like-kind exchange agreement to acquire the Hyatt Regency Orlando.
Assets and Liabilities Held for Sale
During the first quarter of 2015, we committed to a plan to sell one Hyatt House hotel and classified the related assets and liabilities within our owned and leased hotels segment as held for sale at March 31, 2015. Assets held for sale related to this hotel were $5 million, which primarily relates to property and equipment, net. Liabilities held for sale were insignificant.

7.    GOODWILL AND INTANGIBLE ASSETS
We review the carrying value of our goodwill and indefinite-lived brand intangible asset during our annual impairment test during the fourth quarter or at an interim date if indications of impairment exist by performing either a qualitative or quantitative assessment. When determining fair value, we utilize internally developed discounted future cash flow models, third party appraisals and, if appropriate, current estimated net sales proceeds from pending offers. We then compare the estimated fair value to our carrying value. If the carrying value of our goodwill is in excess of the fair value, we must determine our implied fair value of goodwill to evaluate if any impairment charge is necessary. If the carrying value of our indefinite-lived brand intangible is in excess of the fair value, an impairment charge is recognized in an amount equal to the excess. During the three months ended March 31, 2015 and 2014, no impairment charges were recorded related to goodwill or our indefinite-lived brand intangible asset. Goodwill was $132 million and $133 million at March 31, 2015 and December 31, 2014, respectively. As of December 31, 2014, we classified $14 million of goodwill related to Hyatt Regency Indianapolis as held for sale on our condensed consolidated balance sheets. During the three months ended March 31, 2015, we sold Hyatt Regency Indianapolis (see Note 6).
Definite-lived intangible assets primarily include contract acquisition costs, acquired franchise and management intangibles, lease related intangibles and advanced bookings intangibles. Contract acquisition costs and acquired franchise and management intangibles are generally amortized on a straight-line basis over their contract terms, which range from approximately 5 to 40 years and 20 to 30 years, respectively. Lease related intangibles are amortized on a straight-line basis over the lease term. Advanced bookings are generally amortized on a straight-line basis over the period of the advanced bookings. Definite-lived intangibles are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges related to definite-lived intangible assets during the three months ended March 31, 2015 and 2014.

The following is a summary of intangible assets at March 31, 2015 and December 31, 2014:

	March 31, 2015	Weighted- Average Useful Lives in Years	December 31, 2014
Contract acquisition costs	$347	25	$355
Acquired franchise and management intangibles	156	24	156
Lease related intangibles	137	111	143
Advanced bookings intangibles	12	5	12
Brand intangible	7	—	7
Other	8	11	8
	667		681
Accumulated amortization	(135)		(129)
Intangibles, net	$532		$552
Amortization expense relating to intangible assets was as follows:

	Three Months Ended March 31,
	2015	2014
Amortization expense	$8	$8

8.    LIABILITIES
Other long-term liabilities at March 31, 2015 and December 31, 2014 consist of the following:

	March 31, 2015	December 31, 2014
Deferred gains on sales of hotel properties	$381	$383
Deferred compensation plans	345	341
Hyatt Gold Passport Fund	295	284
Guarantee liabilities (see Note 10)	95	110
Other	298	283
Total	$1,414	$1,401
Accrued expenses and other current liabilities includes $138 million and $132 million of liabilities held for the Hyatt Gold Passport Fund at March 31, 2015 and December 31, 2014, respectively.

9.    INCOME TAXES
The effective income tax rates for the three months ended March 31, 2015 and 2014, were 35.3% and 30.1%, respectively.
For the three months ended March 31, 2015, the effective tax rate differs from the U.S. statutory federal income tax rate of 35% primarily due to the effect of state and foreign taxes on operations and a benefit of $2 million for deferred tax adjustments to reflect the impact of regulations issued by the Internal Revenue Service in the quarter.
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

Unrecognized tax benefits were $51 million and $40 million at March 31, 2015 and December 31, 2014, respectively, of which $20 million would impact the effective tax rate in each period if recognized.

10.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:
Commitments—As of March 31, 2015, we are committed, under certain conditions, to lend or invest up to $239 million, net of any related letters of credit, in various business ventures.
Performance Guarantees—Certain of our contractual agreements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. At inception of a performance guarantee, we recognize a guarantee obligation liability for the fair value of our guarantee obligation which we amortize into income using a systematic and rational risk-based approach over the term of the performance guarantee. To the extent we determine an obligation to fund under a guarantee is both probable and estimable, we record an expense for the separate contingent liability.
Our most significant performance guarantee relates to four managed hotels in France that we began managing in the second quarter of 2013 (“the four managed hotels in France”), which has a term of 7 years, with approximately 5 ¼ years remaining, and does not have an annual cap. The remaining maximum exposure related to our performance guarantees at March 31, 2015 was $415 million, of which €362 million ($388 million using exchange rates as of March 31, 2015) relates to the four managed hotels in France.
We had total guarantee liabilities of $112 million and $111 million at March 31, 2015 and December 31, 2014, respectively, which included $89 million and $103 million recorded in other long-term liabilities and $23 million and $8 million in accrued expenses and other current liabilities on our condensed consolidated balance sheets, respectively. Our total guarantee liabilities are comprised of the fair value of the guarantee obligation liabilities recorded upon inception, net of amortization and any separate contingent liabilities, net of cash payments. Performance guarantee expense and income from amortization of the guarantee obligation liabilities are recorded in other loss, net on the condensed consolidated statements of income, see Note 16.
The following table details the total performance guarantee liability (inclusive of the initial guarantee obligation liability, net of amortization and the contingent liability, net of cash payments) related to the four managed hotels in France:

	2015	2014
Beginning balance, January 1	$106	$123
Amortization of initial guarantee obligation liability into income	(2)	(2)
Performance guarantee expense	16	15
Net (payments) receipts during the period	1	(5)
Foreign currency exchange (gain) loss	(13)	1
Ending balance, March 31	$108	$132
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. As of March 31, 2015 and December 31, 2014, there were no amounts recorded in accrued expenses and other current liabilities related to these performance test clauses.

Debt Repayment Guarantees—We have entered into various debt repayment guarantees primarily related to our unconsolidated hospitality ventures investments in certain properties. The maximum exposure under these agreements as of March 31, 2015 was $234 million. As of March 31, 2015, we had a $6 million liability representing the carrying value of these guarantees recorded within other long-term liabilities on our condensed consolidated balance sheets with an offset to investments. Included within the $234 million in debt guarantees are the following:

Property Description	Maximum Guarantee Amount	Amount Recorded at March 31, 2015	Amount Recorded at December 31, 2014
Vacation ownership property	$79	$—	$—
Hotel property in Brazil	75	2	2
Hotel property in Hawaii	30	1	1
Hotel property in Minnesota	25	3	3
Hotel property in Colorado	15	—	1
Other	10	—	—
Total Debt Repayment Guarantees	$234	$6	$7
With respect to certain debt repayment guarantees related to unconsolidated hospitality venture properties, the Company has agreements with its respective partners that require each partner to pay a pro-rata portion of the guarantee amount generally based on each partner’s ownership percentage. In relation to the vacation ownership property debt repayment guarantee, for which we no longer have an investment in the unconsolidated venture, we have the ability to fully recover from third parties any amounts we may be required to fund. Assuming successful enforcement of these types of agreements with our respective partners and third parties, our maximum exposure under the various debt repayment guarantees as of March 31, 2015 is $103 million.
Self Insurance—The Company obtains commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property and other miscellaneous coverages. A portion of the risk is retained on a self insurance basis primarily through a U.S. based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Losses estimated to be paid within twelve months are $28 million and $24 million as of March 31, 2015 and December 31, 2014, respectively, and are classified within accrued expenses and other current liabilities on the condensed consolidated balance sheets, while losses expected to be payable in later periods are $66 million and $63 million as of March 31, 2015 and December 31, 2014, respectively, and are included in other long-term liabilities on the condensed consolidated balance sheets. At March 31, 2015, standby letters of credit amounting to $7 million had been issued to provide collateral for the estimated claims, which are guaranteed by us. For further discussion, see the “Letters of Credit” section of this footnote.
Collective Bargaining Agreements—At March 31, 2015, approximately 24% of our U.S. based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe that our employee relations are satisfactory.
Surety Bonds—Surety bonds issued on our behalf totaled $23 million as of March 31, 2015 and primarily relate to workers’ compensation, taxes, licenses, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf as of March 31, 2015 totaled $64 million, the majority of which relate to our ongoing operations. Of the $64 million letters of credit outstanding, $8 million reduces the available capacity under our revolving credit facility.
Capital Expenditures—As part of our ongoing business operations, significant expenditures are required to complete renovation projects that have been approved.
Other—We act as general partner of various partnerships owning hotel properties subject to mortgage indebtedness. These mortgage agreements generally limit the lender’s recourse to security interests in the assets financed and/or other assets of the partnership(s) and/or the general partner(s) thereof.

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

11.    EQUITY
Stockholders’ Equity and Noncontrolling Interests—The following table details the equity activity for the three months ended March 31, 2015 and 2014, respectively.

	Stockholders’ equity	Noncontrolling interests in consolidated subsidiaries	Total equity
Balance at January 1, 2015	$4,627	$4	$4,631
Net income	22	—	22
Other comprehensive loss	(53)	—	(53)
Repurchase of common stock	(187)	—	(187)
Employee stock plan issuance	1	—	1
Share based payment activity	12	—	12
Balance at March 31, 2015	$4,422	$4	$4,426

Balance at January 1, 2014	$4,769	$8	$4,777
Net income	56	—	56
Other comprehensive loss	(2)	—	(2)
Repurchase of common stock	(61)	—	(61)
Employee stock plan issuance	1	—	1
Share based payment activity	4	—	4
Balance at March 31, 2014	$4,767	$8	$4,775

Accumulated Other Comprehensive Loss—The following table details the accumulated other comprehensive loss activity for the three months ended March 31, 2015 and 2014, respectively.

	Balance at January 1, 2015	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at March 31, 2015
Foreign currency translation adjustments	$(155)	$(55)	$—	$(210)
Unrealized gains on AFS securities	6	2	—	8
Unrecognized pension cost	(5)	—	—	(5)
Unrealized losses on derivative instruments	(6)	—	—	(6)
Accumulated Other Comprehensive Loss	$(160)	$(53)	$—	$(213)

	Balance at January 1, 2014	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at March 31, 2014
Foreign currency translation adjustments	$(62)	$1	$—	$(61)
Unrealized gains (losses) on AFS securities	6	(3)	—	3
Unrecognized pension cost	(5)	—	—	(5)
Unrealized losses on derivative instruments	(7)	—	—	(7)
Accumulated Other Comprehensive Loss	$(68)	$(2)	$—	$(70)
Share Repurchase—During 2014 and 2013 our board of directors authorized the repurchase of up to $700 million and $400 million, respectively, of the Company's common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion.  The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time.
During the three months ended March 31, 2015 and 2014, the Company repurchased 3,192,629 and 1,172,645 shares of common stock, respectively. These shares were repurchased at a weighted-average price of $58.67 and $51.71 per share, respectively, for an aggregate purchase price of $187 million and $61 million, respectively, excluding related expenses that were insignificant in both periods. Of the $61 million aggregate purchase price during the three months ended March 31, 2014, $59 million was settled in cash during the period. The shares repurchased during the three months ended March 31, 2015 represented approximately 2% of the Company's total shares of common stock outstanding as of December 31, 2014. The shares repurchased during the three months ended March 31, 2014 represented less than 1% of the Company's total shares of common stock outstanding as of December 31, 2013. The shares of Class A common stock that were repurchased on the open market were retired and returned to authorized and unissued status while the shares of Class B common stock that were repurchased were retired and the total number of authorized Class B shares was reduced by the number of shares repurchased. As of March 31, 2015, we had $257 million remaining under the current share repurchase authorization.

12.    STOCK-BASED COMPENSATION
As part of our Long-Term Incentive Plan, we award Stock Appreciation Rights ("SARs"), Restricted Stock Units ("RSUs") and Performance Vested Restricted Stock ("PSSs") to certain employees. Compensation expense and unearned compensation figures within this footnote exclude amounts related to employees of our managed hotels as this expense has been and will continue to be reimbursed by our third-party hotel owners and is recorded in other revenues from managed properties and other costs from managed properties on our condensed consolidated statements of income. Compensation expense related to these awards for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Stock appreciation rights	$7	$2
Restricted stock units	9	5
Performance vested restricted stock	1	1
Stock Appreciation Rights—Each vested SAR gives the holder the right to the difference between the value of one share of our Class A common stock at the exercise date and the value of one share of our Class A common stock at the grant date. Vested SARs can be exercised over their life as determined by the plan. All SARs have a 10-year contractual term and are settled in shares of our Class A common stock and are accounted for as equity instruments.
During the three months ended March 31, 2015, the Company granted 461,378 SARs to employees with a weighted-average grant date fair value of $21.36. The fair value of each SAR was estimated on the grant date using the Black-Scholes-Merton option-valuation model.
Restricted Stock Units—The Company grants both RSUs that may be settled in stock and RSUs that may be settled in cash. Each vested stock-settled RSU will be settled with a single share of our Class A common stock. The value of the stock-settled RSUs is based on the closing stock price of our Class A common stock as of the grant date. We record compensation expense for RSUs over the requisite service period of the individual grantee. In certain situations we also grant cash-settled RSUs which are recorded as a liability instrument. The liability and related expense for cash-settled RSUs is insignificant as of, and for the three months ended, March 31, 2015. During the three months ended March 31, 2015, the Company granted a total of 410,217 RSUs (an insignificant portion of which are cash-settled RSUs) to employees which, with respect to stock-settled RSUs, had a weighted-average grant date fair value of $56.52.
Performance Vested Restricted Stock—The Company has granted PSSs to certain executive officers. The number of PSSs that will ultimately vest with no further restrictions on transfer depends upon the performance of the Company at the end of the applicable three year performance period relative to the applicable performance target. During the three months ended March 31, 2015, the Company granted to its executive officers a total of 146,902 PSSs, which vest in full if the maximum performance metric is achieved. The PSSs had a weighted-average grant date fair value of $56.27. The performance period is three years beginning January 1, 2015 and ending December 31, 2017. The PSSs will vest at the end of the performance period only if the performance threshold is met; there is no interim performance metric. At the end of the performance period, the PSSs that do not vest will be forfeited and will return to treasury stock. During the three months ended March 31, 2015, 159,150 shares were returned to treasury stock, related to the 2012 PSS grant.
Our total unearned compensation for our stock-based compensation programs as of March 31, 2015 was $4 million for SARs, $27 million for RSUs and $7 million for PSSs, which will be recorded to compensation expense over the next four years with respect to SARs and RSUs, with a limited portion of the RSU awards extending to five years, and over the next two years with respect to PSSs.

13.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the notes to the condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Leases—Our corporate headquarters have been located at the Hyatt Center in Chicago, Illinois, since 2005. A subsidiary of the Company holds a master lease for a portion of the Hyatt Center and has entered into sublease agreements with certain related parties. Future sublease income for this space from related parties is $7 million.

Legal Services—A partner in a law firm that provided services to us throughout the three months ended March 31, 2015 and 2014, is the brother-in-law of our Executive Chairman. We incurred insignificant and $1 million of legal fees with this firm for the three months ended March 31, 2015 and 2014, respectively. Legal fees, when expensed, are included in selling, general, and administrative expenses. As of March 31, 2015 and December 31, 2014, we had insignificant amounts due to the law firm.
Other Services—A member of our board of directors is a partner in a firm whose affiliates previously owned hotels, which were sold during the first quarter of 2015, from which we recorded insignificant and $1 million of management and franchise fees during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 we had no amounts due from these properties. As of December 31, 2014, we had insignificant receivables due from these properties.
Equity Method Investments—We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We recorded fees of $5 million and $7 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, we had receivables due from these properties of $12 million and $11 million, respectively. In addition, in some cases we provide loans (see Note 5) or guarantees (see Note 10) to these entities. Our ownership interest in these equity method investments generally varies from 24% to 70%. See Note 3 for further details regarding these investments.
Share Repurchase—During the three months ended March 31, 2015, we repurchased 750,000 shares of Class B common stock at a weighted average price of $59.54 per share, for an aggregate purchase price of approximately $45 million. The shares repurchased represented approximately 0.5% of the Company's total shares of common stock outstanding prior to the repurchase. The shares of Class B common stock were repurchased from trusts held for the benefit of certain Pritzker family members in privately-negotiated transactions and were retired, thereby reducing the total number of shares outstanding and reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.

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

•
Americas management and franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our portfolio of brands to franchisees located in the United States, Latin America, Canada and the Caribbean. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners and franchisees with no added margin. These costs relate primarily to payroll costs at managed properties where the Company is the employer. These revenues and costs are recorded on the lines other revenues from managed properties and other costs from managed properties, respectively. The intersegment revenues relate to management fees that are collected from the Company’s owned hotels, which are eliminated in consolidation.

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
Our chief operating decision maker evaluates performance based on each segment’s revenue and Adjusted EBITDA. We define Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro-rata share of unconsolidated hospitality ventures Adjusted EBITDA before equity losses from unconsolidated hospitality ventures; gains on sales of real estate; other loss, net; depreciation and amortization; interest expense; and provision for income taxes.

The table below shows summarized consolidated financial information by segment. Included within corporate and other are unallocated corporate expenses, the results of our vacation ownership business prior to the sale in the fourth quarter of 2014, license fees related to Hyatt Residence Club, and the results of our co-branded credit card.

	Three Months Ended March 31,
	2015	2014
Owned and leased hotels
Owned and leased hotels revenues	$509	$548
Adjusted EBITDA	124	125
Depreciation and amortization	71	86
Americas management and franchising
Management and franchise fees revenues	88	75
Other revenues from managed properties	400	379
Intersegment revenues (a)	19	21
Adjusted EBITDA	69	56
Depreciation and amortization	5	5
ASPAC management and franchising
Management and franchise fees revenues	21	21
Other revenues from managed properties	19	16
Intersegment revenues (a)	—	1
Adjusted EBITDA	11	11
Depreciation and amortization	—	—
EAME/SW Asia management
Management and franchise fees revenues	16	18
Other revenues from managed properties	14	12
Intersegment revenues (a)	3	3
Adjusted EBITDA	6	11
Depreciation and amortization	1	2
Corporate and other
Revenues	9	30
Adjusted EBITDA	(41)	(31)
Depreciation and amortization	2	2
Eliminations (a)
Revenues	(22)	(25)
Adjusted EBITDA	—	—
Depreciation and amortization	—	—
TOTAL
Revenues	$1,054	$1,074
Adjusted EBITDA	169	172
Depreciation and amortization	79	95

(a)	Intersegment revenues are included in the management and franchise fees revenues and eliminated in Eliminations.

The table below shows summarized consolidated balance sheet information by segment:

Total Assets
	March 31, 2015	December 31, 2014
Owned and leased hotels	$5,703	$5,682
Americas management and franchising	1,232	1,165
ASPAC management and franchising	104	106
EAME/SW Asia management	194	184
Corporate and other	3,903	4,030
Eliminations (a)	(3,227)	(3,024)
TOTAL	$7,909	$8,143

(a)	Segment assets include intercompany and investments in subsidiaries which are eliminated in Eliminations.
The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Adjusted EBITDA	$169	$172
Equity losses from unconsolidated hospitality ventures	(6)	(7)
Gains on sales of real estate	8	61
Other loss, net (see Note 16)	(18)	(12)
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(23)	(20)
EBITDA	130	194
Depreciation and amortization	(79)	(95)
Interest expense	(17)	(19)
Provision for income taxes	(12)	(24)
Net income attributable to Hyatt Hotels Corporation	$22	$56

15.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, are as follows:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income	$22	$56
Net income attributable to noncontrolling interests	—	—
Net income attributable to Hyatt Hotels Corporation	$22	$56
Denominator:
Basic weighted average shares outstanding	147,285,258	155,449,102
Share-based compensation	1,354,053	1,041,764
Diluted weighted average shares outstanding	148,639,311	156,490,866
Basic Earnings Per Share:
Net income	$0.15	$0.36
Net income attributable to noncontrolling interests	—	—
Net income attributable to Hyatt Hotels Corporation	$0.15	$0.36
Diluted Earnings Per Share:
Net income	$0.15	$0.36
Net income attributable to noncontrolling interests	—	—
Net income attributable to Hyatt Hotels Corporation	$0.15	$0.36
The computations of diluted net income per share for the three months ended March 31, 2015 and 2014 do not include 2,500 and 135,000 shares of Class A common stock, respectively, assumed to be issued as stock-settled SARs because they are anti-dilutive.

16.    OTHER LOSS, NET
The table below provides a reconciliation of the components in other loss, net, for the three months ended March 31, 2015 and 2014, respectively.

	Three Months Ended March 31,
	2015	2014
Performance guarantee expense	$(16)	$(17)
Foreign currency losses	(7)	—
Interest income	2	2
Guarantee liability amortization	2	2
Other	1	1
Other loss, net	$(18)	$(12)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report contains “forward-looking statements” within the meaning of the Private Securities
Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, financial performance, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; limited visibility with respect to future bookings; loss of key personnel; hostilities, or fear of hostilities, including future terrorist attacks, that affect travel; travel-related accidents; natural or man-made disasters such as earthquakes, tsunamis, tornadoes, hurricanes, floods, oil spills, nuclear incidents and global outbreaks of pandemics or contagious diseases or fear of such outbreaks; our ability to successfully achieve certain levels of operating profits at hotels that have performance guarantees in favor of our third party owners; the impact of hotel renovations; our ability to successfully execute our common stock repurchase program; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through Internet travel intermediaries; changes in the tastes and preferences of our customers, including the entry of new competitors in the lodging business; relationships with associates and labor unions and changes in labor laws; financial condition of, and our relationships with, third-party property owners, franchisees and hospitality venture partners; if our third-party owners, franchisees or development partners are unable to access capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions and the introduction of new brand concepts; the timing of acquisitions and dispositions; failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals); unforeseen terminations of our management or franchise agreements; changes in federal, state, local or foreign tax law; increases in interest rates and operating costs; foreign exchange rate fluctuations or currency restructurings; lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access such markets; changes in the competitive environment in our industry and the markets where we operate; cyber risks and information technology failures; outcomes of legal proceedings; and violations of regulations or laws related to our franchising business. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and accompanying Notes, which appear elsewhere in this Quarterly Report on Form 10-Q.
Executive Overview
We are a global hospitality company engaged in the development, management, franchising, licensing and ownership of a portfolio of properties, including hotels, resorts and residential and vacation ownership properties around the world. As of March 31, 2015, our worldwide property portfolio consisted of 599 properties (156,875 rooms and units), including:

•	248 managed properties (84,630 rooms), all of which we operate under management agreements with third-party property owners;

•	243 franchised properties (39,655 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	34 owned properties (17,460 rooms) (including 1 consolidated hospitality venture), 1 capital leased property (171 rooms), and 7 operating leased properties (2,411 rooms), all of which we manage;

•	19 managed properties and 10 franchised properties owned or leased by unconsolidated hospitality ventures (7,746 rooms);

•	5 all inclusive resorts (1,881 rooms), all of which are owned and operated by an unconsolidated hospitality venture that has franchise agreements with us;

•	16 vacation ownership properties (1,038 units), all of which are licensed by Interval Leisure Group ("ILG") under the Hyatt Residence Club brand and operated by third-parties; and

•
16 residential properties (1,883 units), which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel.

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

The results of our unallocated corporate expenses, the results of our vacation ownership business prior to the sale in the fourth quarter of 2014, license fees related to Hyatt Residence Club, and the results of our co-branded credit card are reported within corporate and other. See Note 14 for further discussion of our segment structure.
During the three months ended March 31, 2015, we announced several transactions that are consistent with our goal to expand our brands. We opened the Park Hyatt Zanzibar, marking the first Hyatt-branded hotel in Zanzibar. Additionally, we opened five select service hotels, including three hotels in the United States, one hotel in India, and one hotel in Mexico.
Additionally, during the three months ended March 31, 2015, we announced the new Hyatt Centric brand, a full service lifestyle brand designed for business and leisure travelers. We opened the first Hyatt Centric hotel in April 2015, and plan to open one additional Hyatt Centric hotel during the second quarter of 2015. We also announced plans for the first Andaz hotels in Canada and Singapore and the first Hyatt-branded hotel in the Republic of Georgia.
Our financial performance for the quarter ended March 31, 2015 reflects a decrease in our consolidated revenues of $20 million, or 2%, compared to the quarter ended March 31, 2014. Owned and leased hotels revenue for the quarter ended March 31, 2015 decreased by $39 million compared to the quarter ended March 31, 2014, which includes net unfavorable currency impacts of $13 million. The decrease in owned and leased hotels revenue was driven by our non-comparable hotels, which had revenue decreases of $57 million, due to dispositions in 2014 and 2015. See "Segment Results" below for a discussion of the non-comparable owned and leased hotels' activity. These decreases were partially offset by increased comparable owned and leased hotels revenues of $18 million, which included $11 million in net unfavorable currency impacts. The increase in comparable hotels revenues during the three months ended March 31, 2015 was primarily driven by full service hotels in the United States, which benefited from improved transient average daily rate ("ADR"), improved group ADR and demand as well as increased food and beverage revenues.
Our management and franchise fees for the quarter ended March 31, 2015 increased $16 million compared to the quarter ended March 31, 2014. Fee increases were primarily due to increased franchise and management fees from new and converted hotels and improved performance at existing hotels in the Americas. Other fee revenues also increased as a result of amortization of deferred gains from hotels sold subject to long-term management agreements. These increases were partially offset by decreased management fee revenues in the EAME/SW Asia management segment, primarily from properties in Europe and the Middle East driven by impacts from the stronger U.S. dollar.

Our consolidated Adjusted EBITDA for the first quarter of 2015 decreased by $3 million compared to the first quarter of 2014. The decrease was driven by the corporate and other segment, the EAME/SW Asia management segment, and our owned and leased hotels segment which had Adjusted EBITDA decreases of $10 million, $5 million, and $1 million, respectively. These decreases were partially offset by an increase in Adjusted EBITDA at our Americas management and franchising segment of $13 million. The ASPAC management and franchising segment Adjusted EBITDA was flat. See "Non-GAAP Measure Reconciliation" below, for an explanation of how we use Adjusted EBITDA, why we present it and material limitations on its usefulness.
Comparable full service Revenue per Available Room ("RevPAR") within our Americas management and franchising segment increased 7.5% (or 8.3% excluding the unfavorable effects of currency) during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The improvement in RevPAR was primarily driven by improved transient ADR and increased group ADR and demand. Group booking activity increased during the quarter, representing the ninth consecutive quarter of year over year increases. Group booking activity and pace continues to reflect strength due to increased demand from corporate and association groups. Comparable select service RevPAR within our Americas management and franchising segment increased 10.1% during the three months ended March 31, 2015 compared to the same period in the prior year, largely driven by increased ADR.
Comparable RevPAR in our ASPAC management and franchising segment was flat (or increased 5.8% excluding the unfavorable effects of currency) for the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014. Excluding the unfavorable currency impacts, the increase in RevPAR was primarily driven by increased occupancy in most areas within the region and increased ADR in Japan and parts of Australia.
Our EAME/SW Asia management segment had comparable full service RevPAR declines of 8.1% (or an increase of 1.4% excluding the unfavorable effects of currency) for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Excluding the unfavorable currency impacts, the increase in RevPAR was driven by improved ADR in Eastern Europe, improved occupancy in India and improved occupancy and ADR in parts of Western Europe.
Selling, general, and administrative expenses, excluding the impact of the rabbi trust, for the quarter ended March 31, 2015 increased $3 million compared to the quarter ended March 31, 2014. The $3 million increase in costs includes an $8 million decrease due to the sale of our vacation ownership business in the fourth quarter of 2014. Excluding both rabbi trust and vacation ownership, selling, general, and administrative costs increased $11 million in the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The $11 million increase in costs was driven by an $11 million increase in payroll and related costs, primarily due to stock based compensation expense, related to stock grants in the quarter for certain individuals, which were expensed in full upon grant, and a $2 million increase in professional fees, partially offset by a $1 million decrease in marketing costs.
Other loss, net increased $6 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Included in other loss, net is $16 million in performance guarantee expense which primarily relates to the four managed hotels in France. See "Segment Results" below for a discussion of the four managed hotels in France.
As of March 31, 2015, we had $563 million in cash and cash equivalents. At March 31, 2015, we had available credit facilities with banks for various corporate purposes. The amount of undrawn borrowing availability as of March 31, 2015 was approximately $1.5 billion.

Results of Operations
Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014
Consolidated Results

	Three Months Ended March 31,
(In millions, except percentages)	2015	2014	Better / (Worse)
REVENUES:
Total revenues	$1,054	$1,074	$(20)	(2)%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	384	415	31	7%
Depreciation and amortization	79	95	16	17%
Other direct costs	5	8	3	38%
Selling, general, and administrative	94	87	(7)	(8)%
Other costs from managed properties	433	416	(17)	(4)%
Direct and selling, general, and administrative expenses	995	1,021	26	3%
Net gains and interest income from marketable securities held to fund operating programs	8	4	4	100%
Equity losses from unconsolidated hospitality ventures	(6)	(7)	1	14%
Interest expense	(17)	(19)	2	11%
Gains on sales of real estate	8	61	(53)	(87)%
Other loss, net	(18)	(12)	(6)	(50)%
INCOME BEFORE INCOME TAXES	34	80	(46)	(58)%
PROVISION FOR INCOME TAXES	(12)	(24)	12	50%
NET INCOME	22	56	(34)	(61)%
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—%
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$22	$56	$(34)	(61)%

Revenues.    Consolidated revenues for the three months ended March 31, 2015 decreased $20 million, or 2%, compared to the three months ended March 31, 2014, which included $16 million in net unfavorable foreign currency impacts, and a $17 million increase in other revenues from managed properties.
Other revenues from managed properties includes an increase in gains of $1 million resulting from changes in the underlying assets held for our benefit programs funded through a rabbi trust for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. These gains are offset in other costs from managed properties, thus having no net impact to our earnings. Excluding these amounts, other revenues from managed properties increased $16 million, or 4%, in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in other revenues from managed properties were due to a higher volume of reimbursements paid to us by our managed properties for increased participation in our Gold Passport program, increased payroll and related benefits expense, increased marketing expense and increased technology costs, which was driven in part by new hotel openings and previously owned hotels that have been sold subject to long-term management agreements. These increases were partially offset by a decrease in reimbursements due to the sale of our vacation ownership business in 2014.
Owned and leased hotels revenues decreased $39 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. Non-comparable owned and leased hotels revenue decreased $57 million in the three months ended March 31, 2015, compared to the three months ended March 31, 2014, which included $2 million in net unfavorable currency impacts. The decrease in non-comparable owned and leased hotels revenues was driven by dispositions during 2014 and 2015. See “Segment Results” below for a discussion of the non-comparable owned and leased hotels activity. Comparable owned and leased hotels revenue increased $18 million during the three month period ended March 31, 2015, compared to the same period in the prior year, which includes net unfavorable foreign currency impacts of $11 million. The increase was driven by a $27 million increase at our full service hotels in the United States, partially offset by a $9 million decrease at our international hotels. The decrease in comparable international hotels was driven by unfavorable net currency impacts of $11 million, partially offset by improved performance at certain of our full service hotels in Germany. For the three months ended March 31, 2015, revenue growth at our United States comparable full service hotels was driven by improved transient ADR, improved group ADR and demand as well as increased food and beverage revenues.
Management and franchise fees increased $16 million during the three month period ending March 31, 2015, when compared to the same period in the prior year, which includes $3 million in net unfavorable currency impacts.
Included in consolidated management and franchise fees for the three months ended March 31, 2015 were the following:

	Three Months Ended March 31,
(in millions, except percentages)	2015	2014	Better / (Worse)
Base management fees	$44	$41	$3	7%
Incentive management fees	30	27	3	11%
Franchise fees	21	14	7	50%
Other fee revenues	10	7	3	43%
Total management and franchise fees	$105	$89	$16	18%
The increase in franchise fees was primarily driven by new and converted hotels and improved performance at existing hotels in the Americas. The increase in management fees was largely driven by full service hotels in the United States which benefited from improved transient ADR and improved group ADR and demand. The increase in other fee revenues was driven by the amortization of deferred gains from hotels sold subject to long-term management agreements. These increases were partially offset by decreased management fee revenues in the EAME/SW Asia management segment, primarily from properties in Europe and the Middle East driven by impacts from the stronger U.S. dollar.
Other revenues decreased $14 million during the three months ended March 31, 2015, compared to the same period ended March 31, 2014. The decrease was primarily driven by a $16 million decrease related to the sale of our vacation ownership business during the fourth quarter of 2014, which was partially offset by increased revenues of $2 million related to our co-branded credit card.
The table below provides a breakdown of revenues by segment for the three months ended March 31, 2015 and 2014. For further discussion of segment revenues for the periods presented, please refer to “—Segment Results” below.

	Three Months Ended March 31,
(in millions, except percentages)	2015	2014	Better / (Worse)
Owned and leased hotels	$509	$548	$(39)	(7)%
Americas management and franchising	488	454	34	7%
ASPAC management and franchising	40	37	3	8%
EAME/SW Asia management	30	30	—	—%
Corporate and other	9	30	(21)	(70)%
Eliminations	(22)	(25)	3	12%
Consolidated revenues	$1,054	$1,074	$(20)	(2)%

Owned and leased hotels expense.    Owned and leased hotels expense decreased by $31 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014.
Non-comparable owned and leased hotels expense decreased $42 million during the three months ended March 31, 2015 compared to the same period in the prior year, due to the sale of four full service hotels and 52 select service hotels in 2014 and the sale of one full service hotel in 2015. Comparable owned and leased hotels expense increased $11 million in the three months ended March 31, 2015 compared to the same period in the prior year, primarily driven by increased rent expense and commissions. Additionally, the increase in expenses recognized with respect to our employee benefit programs funded through a rabbi trust was insignificant for the three months ended March 31, 2015 compared to the same period in 2014.
Depreciation and amortization expense.    Depreciation and amortization expense decreased by $16 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease was driven by non-comparable hotel depreciation expense due primarily to hotels sold during 2014 and 2015, partially offset by acquired or newly opened hotels.
Other direct costs.    Other direct costs, which includes costs associated with our vacation ownership business prior to the sale in the fourth quarter of 2014 and our co-branded credit card, decreased $3 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This decrease was primarily due to a $5 million decrease driven by the sale of our vacation ownership business, partially offset by increased costs of $2 million related to our co-branded credit card.
Selling, general, and administrative expenses.    Selling, general, and administrative expenses increased $7 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Included in selling, general, and administrative expenses is the financial performance of the investment securities held in a rabbi trust to fund certain benefit programs. The financial performance of these investments resulted in an increase in costs of $4 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. These expenses are offset in net gains and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.
Excluding the rabbi trust amounts, selling, general, and administrative costs increased $3 million, or 4%, in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The $3 million increase in costs includes an $8 million decrease due to the sale of our vacation ownership business. Excluding both rabbi trust and vacation ownership, selling, general, and administrative costs increased $11 million, or 14%, in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The $11 million increase in costs was primarily driven by an $11 million increase in payroll and related costs, primarily due to stock based compensation expense, related to stock grants in the quarter for certain individuals, which were expensed in full upon grant, and a $2 million increase in professional fees, partially offset by a $1 million decrease in marketing costs.
Net gains and interest income from marketable securities held to fund operating programs.    Net gains and interest income from marketable securities held to fund operating programs includes securities held to fund our benefit programs funded through a rabbi trust and securities held to fund our Gold Passport program. These securities in total generated net gains of $8 million and $4 million for the three months ended March 31, 2015 and 2014, respectively, which were primarily attributable to the marketable securities held to fund our benefit programs funded through a rabbi trust. These changes are driven by the market performance of the underlying securities. The gains and losses on securities held in the rabbi trust are offset by our owned and leased hotels expense for our hotel staff and selling, general, and administrative expenses for our corporate staff and personnel supporting our business segments, having no net impact on our earnings. Of the $4 million change in the underlying securities in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, $4 million was offset in selling, general, and administrative expenses and an insignificant amount was offset in owned and leased hotels expense.
Marketable securities held to fund our Gold Passport program and related to our owned and leased hotels were flat in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The gains and losses on securities held to fund our Gold Passport program and related to our owned and leased hotels are offset by corresponding changes to our owned and leased hotels revenue, thus having no net impact on our earnings.
Equity losses from unconsolidated hospitality ventures.    Equity losses from unconsolidated hospitality ventures were $6 million and $7 million in the three months ended March 31, 2015 and 2014, respectively. The prior year includes impairments of $1 million recognized in equity losses from unconsolidated hospitality ventures, while there were no impairments recorded in the current year.
Interest expense.    Interest expense decreased $2 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease in interest expense was primarily due to a reduction in interest expense of $3 million on the Hyatt Regency Grand Cypress capital lease, for which we exercised our purchase option during 2014.
Gains on sales of real estate.    Gains on sales of real estate were $8 million and $61 million in the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, we sold Hyatt Regency Indianapolis for $69 million, net of closing costs, to an unrelated third party resulting in a pre-tax gain of $8 million, and entered into a long-term franchise agreement with the owner of the property. During the three months ended March 31, 2014, we sold nine select service hotels and one full service hotel to an unrelated third party for a combined $311 million, net of closing costs, and we recorded a pre-tax gain of $61 million. The properties will remain Hyatt-branded hotels for a minimum of 25 years under long-term agreements. We recognize the gains on sales of real estate on our condensed consolidated statements of income in the period of sale when we have concluded we do not retain significant continuing involvement with the hotel.
Other loss, net.    Other loss, net increased $6 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily due to an increase in foreign currency losses. The table below provides a breakdown of other loss, net, for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in millions)	2015	2014	Better / (Worse)
Performance guarantee expense	$(16)	$(17)	$1
Foreign currency losses	(7)	—	(7)
Interest income	2	2	—
Guarantee liability amortization	2	2	—
Other (1)	1	1	—
Other loss, net	$(18)	$(12)	$(6)

(1)	Includes gains (losses) on asset retirements for each period presented.

Provision for income taxes.    Our effective income tax rate was 35.3% and 30.1% for the three months ended March 31, 2015 and March 31, 2014, respectively.
For the three months ended March 31, 2015, the effective tax rate differs from the U.S. statutory federal income tax rate of 35% primarily due to the effect of state and foreign taxes on operations and a benefit of $2 million for deferred tax adjustments to reflect the impact of regulations issued by the Internal Revenue Service in the quarter.
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
Owned and Leased Hotels.    Revenues decreased $39 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, which included $13 million in net unfavorable currency impacts.
Comparable hotel revenues increased $18 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, which included $11 million in net unfavorable currency impacts. The increase during the three months ended March 31, 2015 was primarily driven by a $27 million increase at our full service hotels in the United States, partially offset by a $9 million decrease at our international hotels. The decrease in comparable international hotels was driven by unfavorable net currency impacts of $11 million, partially offset by improved performance at certain of our full service hotels in Germany. For the three months ended March 31, 2015, revenue growth at our United States comparable full service hotels was driven by improved transient ADR, improved group ADR and demand as well as increased food and beverage revenues.
Comparable RevPAR at our owned and leased hotels in the three months ended March 31, 2015 increased by 3.8% (or 6.5% excluding the net unfavorable currency impacts) compared to the three months ended March 31, 2014. Excluding the unfavorable currency impacts, these increases were primarily driven by improved ADR.
Non-comparable owned and leased hotels revenues decreased $57 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, which included $2 million in net unfavorable currency impacts.
The decrease in non-comparable owned and leased hotels revenues was driven by the following activity, in order of significance:
•sale of four full service hotels and 52 select service hotels in 2014; and
•sale of one full service hotel in 2015.
These decreases in revenues were partially offset by the following activity:

•	one full service hotel opening; one select service hotel opening; and the acquisition of a full service hotel from an unconsolidated hospitality venture in 2014.
During the three months ended March 31, 2015, we removed one property that was sold during the period from the comparable owned and leased hotels results.

	Three Months Ended March 31,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2015	2014	Better / (Worse)	2015	2014	Change in Occ % pts	2015	2014	Better / (Worse)
Total Owned and Leased Hotels	$164	$158	3.8%	75.2%	73.7%	1.5%	$218	$214	1.7%

	Three Months Ended March 31,
(in millions except percentages)	2015	2014	Better / (Worse)
Segment Revenues	$509	$548	$(39)	(7.1)%
Segment Adjusted EBITDA	$124	$125	$(1)	(0.8)%
Adjusted EBITDA decreased by $1 million (including $2 million in net unfavorable currency impacts) in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Adjusted EBITDA at our comparable owned and leased properties increased $8 million during the three months ended March 31, 2015 compared to the same period in 2014, which included $1 million net unfavorable currency impacts. The increase was primarily due to improved transient ADR, improved group ADR and demand and increased food and beverage revenues at our hotels in the United States, partially offset by increased rent expense and higher commissions. Adjusted EBITDA at our non-comparable hotels decreased $12 million during the three months ended March 31, 2015 compared to the same period in 2014, primarily due to dispositions, and partially offset by openings and acquisitions during 2014 and 2015.
Adjusted EBITDA at our unconsolidated hospitality venture hotels increased $3 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, which included $1 million net unfavorable currency impacts. The increase in the three months ended March 31, 2015 was primarily driven by improved performance and hotel openings at two ventures that operate in resort markets. These increases were partially offset by decreases as a result of sales of four hotels by unconsolidated hospitality ventures in 2014 in which we held an equity interest and weaker performance in some international markets.
Americas management and franchising.    Americas management and franchising segment revenues increased by $34 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, which included insignificant net unfavorable currency impacts. Other revenues from managed properties increased by $21 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. These increases in other revenues from managed properties were due to a higher volume of reimbursements paid to us by our managed properties for increased participation in our Gold Passport program, increased payroll and related benefits expense, increased marketing expense and increased technology costs. The increased volume of reimbursements was driven in part by new hotel openings and owned hotels that have been sold subject to long-term management agreements.
Management, franchise and other fees increased by $13 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Franchise fees increased $7 million during the three months ended March 31, 2015 compared to the same period in the prior year, primarily driven by new and converted hotels and improved performance at existing hotels. Management fees increased $3 million during the three months ended March 31, 2015 compared to the same period in the prior year, largely driven by full service hotels in the United States which benefited from improved transient ADR, improved group ADR and demand and improved food and beverage revenues. Other fee revenues increased by $3 million in the three months ended March 31, 2015 compared to the same period in the prior year, driven by the amortization of deferred gains from hotels sold subject to long-term management agreements.
Our full service hotels comparable RevPAR improved 7.5% (or 8.3% excluding the unfavorable currency impacts) in the three months ended March 31, 2015 compared to the same period in the prior year. The increase was primarily due to increased transient ADR and group ADR and demand. Comparable RevPAR at our select service hotels in the three months ended March 31, 2015 increased by 10.1% compared to the three months ended March 31, 2014, driven primarily by increased ADR.
During the three months ended March 31, 2015, we removed one property that left the chain from the comparable Americas full service systemwide hotels and no properties from the comparable Americas select service systemwide hotels.

	Three Months Ended March 31,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2015	2014	Better / (Worse)	2015	2014	Change in Occ % pts	2015	2014	Better / (Worse)
Americas Full Service	$140	$130	7.5%	72.2%	70.6%	1.6%	$194	$185	5.3%
Americas Select Service	94	85	10.1%	73.5%	72.5%	1.0%	128	117	8.7%

	Three Months Ended March 31,
(in millions except percentages)	2015	2014	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$88	$75	$13	17.3%
Other Revenues from Managed Properties	400	379	21	5.5%
Total Segment Revenues	$488	$454	$34	7.5%
Segment Adjusted EBITDA	$69	$56	$13	23.2%

Adjusted EBITDA increased by $13 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, which included insignificant net unfavorable currency impacts, due to the aforementioned $13 million increase in management, franchise and other fees.
ASPAC management and franchising.  ASPAC management and franchising segment revenues increased by $3 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, which included $1 million in net unfavorable currency impacts. The increase was driven by a $3 million increase in other revenues from managed properties in the three months ended March 31, 2015 compared to the three months ended March 31, 2014.
Management, franchise and other fees were flat in the three months ended March 31, 2015 compared to the same period in the prior year, as a $2 million increase in management fees in 2015 was offset by a termination fee recognized in the prior year.
During the three months ended March 31, 2015, comparable full service RevPAR was flat (or increased 5.8% excluding the unfavorable currency impacts) compared to the three months ended March 31, 2014. Excluding the aforementioned unfavorable currency impacts, the increase in comparable full service RevPAR during the three months ended March 31, 2015 was driven by increased occupancy in most areas within the region and increased ADR in Japan and parts of Australia.
During the three months ended March 31, 2015, we removed two properties from the comparable ASPAC full service systemwide hotels, one property that left the chain and one property as a result of a significant renovation.

	Three Months Ended March 31,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2015	2014	Better / (Worse)	2015	2014	Change in Occ % pts	2015	2014	Better / (Worse)
ASPAC Full Service	$147	$147	—%	66.9%	64.3%	2.6%	$220	$229	(3.9)%

	Three Months Ended March 31,
(in millions except percentages)	2015	2014	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$21	$21	$—	—%
Other Revenues from Managed Properties	19	16	3	18.8%
Total Segment Revenues	$40	$37	$3	8.1%
Segment Adjusted EBITDA	$11	$11	$—	—%
Adjusted EBITDA was flat in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, which included $1 million net unfavorable currency impacts.
EAME/SW Asia management.  EAME/SW Asia management segment revenues were flat in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, including $2 million in net unfavorable currency impacts. Other revenues from managed properties increased $2 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014.
Management and other fees decreased by $2 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease during the three months ended March 31, 2015 was due to a $1 million decrease in base fees and a $1 million decrease in incentive fees, primarily driven by properties in Europe and the Middle East due to impacts from the stronger U.S. dollar.
The four managed hotels in France are subject to an operating performance guarantee. When operating profit at the hotels exceeds a specified operating profit threshold, we recognize incentive fees in our management and franchise revenues. When operating profit is below the operating profit threshold, we record performance guarantee expense. As of March 31, 2015 and 2014, operating profit at the four managed hotels in France was below the operating profit threshold and as a result we have not recorded any incentive fees during the three months ended March 31, 2015 and 2014. We instead incurred expenses of $16 million and $15 million under the guarantee for the three months ended March 31, 2015 and 2014, respectively, which was recorded in other loss, net on the condensed consolidated statements of income.
During the three months ended March 31, 2015, comparable full service RevPAR decreased 8.1% (or increased 1.4% excluding unfavorable currency impacts) compared to the same period in the prior year. Excluding the unfavorable currency impacts, the increase in comparable full service RevPAR during the three months ended March 31, 2015 was driven by improved ADR in Eastern Europe, improved occupancy in India and improved occupancy and ADR in parts of Western Europe.
During the three months ended March 31, 2015, we did not remove any properties from the comparable EAME/SW Asia full service systemwide hotel results.

	Three Months Ended March 31,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2015	2014	Better / (Worse)	2015	2014	Change in Occ % pts	2015	2014	Better / (Worse)
EAME/SW Asia Full Service	$133	$145	(8.1)%	64.6%	63.7%	0.9%	$206	$227	(9.4)%

	Three Months Ended March 31,
(in millions except percentages)	2015	2014	Better / (Worse)
Segment Revenues
Management and Other Fees	$16	$18	$(2)	(11.1)%
Other Revenues from Managed Properties	14	12	2	16.7%
Total Segment Revenues	$30	$30	$—	—%
Segment Adjusted EBITDA	$6	$11	$(5)	(45.5)%
Adjusted EBITDA decreased $5 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, which included $1 million net unfavorable currency impacts. The decrease in Adjusted EBITDA during the three months ended March 31, 2015 was driven by the aforementioned $2 million decrease in management and other fees and a $3 million increase in selling, general, and administrative costs. The increase in selling, general, and administrative costs was driven by a $2 million increase in payroll and related costs and a $1 million increase in bad debt expense compared to bad debt recoveries in the three months ended March 31, 2014.
Corporate and other.    Corporate and other includes unallocated corporate expenses, the results of our vacation ownership business prior to the sale in the fourth quarter of 2014, license fees related to Hyatt Residence Club, and the results of our co-branded credit card. Corporate and other revenues decreased $21 million during the three months ended March 31, 2015 compared to the same period in 2014. The decrease was primarily due to a $16 million decrease in other revenues and a $9 million decrease in other revenues from managed properties, both due to the sale of our vacation ownership business. These decreases were partially offset by a $2 million increase in growth of our co-branded credit card program and $2 million in license fees recorded during the three months ended March 31, 2015.

	Three Months Ended March 31,
(in millions except percentages)	2015	2014	Better / (Worse)
Corporate and other revenues	$9	$30	$(21)	(70.0)%
Corporate and other Adjusted EBITDA	$(41)	$(31)	$(10)	(32.3)%
Adjusted EBITDA decreased $10 million during the three months ended March 31, 2015 compared to the same period in the prior year. This decrease was driven by the aforementioned $21 million decrease in corporate and other revenues and a $1 million increase in selling, general, and administrative costs, partially offset by a $9 million decrease in other costs from managed properties and a $3 million decrease in other direct costs. The $3 million decrease in other direct costs was driven by a $5 million decrease from the sale of our vacation ownership business, partially offset by a $2 million increase in costs from our co-branded credit card program. The $1 million increase in selling, general, and administrative costs during the three months ended March 31, 2015, compared to the same period in the prior year, was primarily driven by higher payroll and related costs, partially offset by lower marketing and related costs due to the sale of our vacation ownership business.
Eliminations.    Eliminations of $22 million for the three months ended March 31, 2015 and eliminations of $25 million and for the three months ended March 31, 2014 primarily represent fees charged by our management and franchising segments to our owned and leased hotels segment for managing their operations.

Non-GAAP Measure Reconciliation
We use the term Adjusted EBITDA throughout this quarterly report. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define consolidated Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro-rata share of unconsolidated hospitality ventures Adjusted EBITDA using our ownership percentage of each venture, adjusted to exclude the following items:

•	equity losses from unconsolidated hospitality ventures;

•	gains on sales of real estate;

•	other loss, net;

•	depreciation and amortization;

•	interest expense; and

•	provision for income taxes.
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
The following table sets forth Adjusted EBITDA by segment for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(in millions, except percentages)	2015	2014	Better / (Worse)
Owned and leased hotels	$124	$125	$(1)	(0.8)%
Americas management and franchising	69	56	13	23.2%
ASPAC management and franchising	11	11	—	—%
EAME/SW Asia management	6	11	(5)	(45.5)%
Corporate and other	(41)	(31)	(10)	(32.3)%
Consolidated Adjusted EBITDA	$169	$172	$(3)	(1.7)%

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three months ended March 31, 2015 and 2014:

(in millions)	Three Months Ended March 31,
	2015	2014
Adjusted EBITDA	$169	$172
Equity losses from unconsolidated hospitality ventures	(6)	(7)
Gains on sales of real estate	8	61
Other loss, net	(18)	(12)
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(23)	(20)
EBITDA	130	194
Depreciation and amortization	(79)	(95)
Interest expense	(17)	(19)
Provision for income taxes	(12)	(24)
Net income attributable to Hyatt Hotels Corporation	$22	$56

Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments and cash generated from our operations. As part of our business strategy, we also recycle capital by using net proceeds from dispositions to support our acquisitions and new investment opportunities. When appropriate, we borrow cash under our revolving credit facility or from other third-party sources, and may also raise funds by issuing debt or equity securities as necessary. We maintain a cash investment policy that emphasizes preservation of capital. At March 31, 2015 and December 31, 2014, we had cash and cash equivalents and short-term investments of $643 million and $815 million, respectively. We believe that our cash position, short-term investments and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives for the foreseeable future.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan. Such repurchase or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. During the three months ended March 31, 2015, we continued to make purchases of our common stock under our approved repurchase program. During the three months ended March 31, 2015, we repurchased $187 million of the Company's common stock. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. See Note 11 to our condensed consolidated financial statements for further details of our existing repurchase plans. As of March 31, 2015, we had $257 million remaining under the current share repurchase authorization.
During the three months ended March 31, 2015, we sold Hyatt Regency Indianapolis for a net sales price of $69 million. We entered into a long-term franchise agreement with the purchaser.
During 2013, we entered into management agreements and a related performance guarantee with a third party that acquired the four managed hotels in France. The performance guarantee does not have an annual cap and the maximum total commitment remaining under the performance guarantee as of March 31, 2015 is €362 million, or $388 million, using exchange rates as of March 31, 2015. Our current expectation is that payments under the performance guarantee in 2015 will not have a significant impact on our liquidity and capital resources. See Note 10 to our condensed consolidated financial statements for further information.

Sources and Uses of Cash
At March 31, 2015 and December 31, 2014, we had cash and cash equivalents of $563 million and $685 million, respectively. Additionally, we had short-term investments in certificates of deposit of $80 million and $130 million as of March 31, 2015 and December 31, 2014, respectively.

(in millions)	Three Months Ended March 31,
	2015	2014
Cash provided by (used in):
Operating activities	$15	$49
Investing activities	41	329
Financing activities	(193)	(66)
Effects of changes in exchange rate on cash and cash equivalents	15	(1)
Net (decrease) increase in cash and cash equivalents	$(122)	$311
Cash Flows from Operating Activities
Cash flows provided by operating activities totaled $15 million in the three months ended March 31, 2015, compared to $49 million in the same period last year. In 2015, the timing of certain accruals, prepaids and distributions received from unconsolidated hospitality ventures had a negative impact on working capital and operating cash flows. This was partially offset by the positive impact from the timing of income tax payments due to an overpayment of federal income taxes in 2014.
Cash Flows from Investing Activities
Cash flows provided by investing activities totaled $41 million in the three months ended March 31, 2015 compared to $329 million in the same period last year. Specific activity in each period was as follows:
During the three months ended March 31, 2015:

•	We sold Hyatt Regency Indianapolis for approximately $69 million.

•	Capital expenditures were $61 million (see "Capital Expenditures" below).

•	We invested $12 million in unconsolidated hospitality ventures.

•	We sold a net total of $18 million of marketable securities and short-term investments.

•	We released $18 million from restricted cash related to the development of a hotel in Brazil.
During the three months ended March 31, 2014:

•
We sold nine select service properties and one full service property for $308 million, net of closing costs and cash transferred, of which $232 million was classified as restricted cash in anticipation of consummation of a like-kind exchange agreement and was released upon the completion of the like-kind exchange.

•	We released $74 million from restricted cash in conjunction with the 2013 sale of Hyatt Key West and the consummation of a like-kind exchange agreement.

•	Capital expenditures were $41 million (see "Capital Expenditures" below).

•	We invested $14 million in unconsolidated hospitality ventures.

•	We purchased a net total of $10 million of marketable securities and short-term investments.
Cash Flows from Financing Activities
Cash flows used in financing activities totaled $193 million in the three months ended March 31, 2015 compared to $66 million in the three months ended March 31, 2014.
During the three months ended March 31, 2015, the Company repurchased 3,192,629 shares of common stock for an aggregate purchase price of $187 million. During the three months ended March 31, 2014, the Company repurchased 1,172,645 shares of common stock for an aggregate purchase price of $61 million of which $59 million was settled in cash during the period.
During the three months ended March 31, 2015 and 2014, we did not draw on our revolving credit facility.

The following is a summary of our debt to capital ratios:

(in millions, except percentages)	March 31, 2015	December 31, 2014
Consolidated debt (1)	$1,379	$1,390
Stockholders’ equity	4,422	4,627
Total capital	5,801	6,017
Total debt to total capital	23.8%	23.1%
Consolidated debt (1)	1,379	1,390
Less: Cash and cash equivalents and short-term investments	643	815
Net consolidated debt (cash and short-term investments)	$736	$575
Net debt to total capital	12.7%	9.6%

(1)
Excludes approximately $655 million and $638 million of our share of unconsolidated hospitality venture indebtedness as of March 31, 2015 and December 31, 2014, respectively, substantially all of which is non-recourse to us.

Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance, enhancements to existing properties and investment in new properties.
During the three months ended March 31, 2015 and 2014, we had total capital expenditures of $61 million and $41 million, respectively. Maintenance expenditures were $32 million and $14 million for the three months ended March 31, 2015 and 2014, respectively, with the increase driven by increased technology spending and increased spending at full service properties. Expenditures related to investments in new properties were $19 million and $11 million for the three months ended March 31, 2015 and 2014, respectively. This increase is driven by construction spending on our development of a hotel in Brazil. Enhancements to existing properties were $10 million and $16 million for the three months ended March 31, 2015 and 2014, respectively. The decrease is primarily driven by decreased renovation activity at owned select service hotels driven by dispositions during 2014. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations.
Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes. Interest on the Senior Notes is payable semi-annually.

Description	Principal Amount (in millions)
2016 Notes	$250
2019 Notes	196
2021 Notes	250
2023 Notes	350
Total	$1,046
We are in compliance with all applicable covenants under the indenture governing our Senior Notes as of March 31, 2015.
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
There were no borrowings under the revolving credit facility during the three months ended March 31, 2015 and 2014. There was no outstanding balance on this credit facility at March 31, 2015, or at December 31, 2014. We do, however, have $8 million and $9 million in outstanding undrawn letters of credit that we issued under our revolving credit facility (which reduces the availability thereunder by the corresponding amount) as of March 31,

2015, and December 31, 2014, respectively. As of March 31, 2015, we had available borrowing capacity of $1.5 billion, net of outstanding undrawn letters of credit.
We are in compliance with all applicable covenants under the revolving credit facility as of March 31, 2015.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had a total of $64 million and $65 million in letters of credit outstanding at March 31, 2015 and December 31, 2014, respectively. We had letters of credit issued directly with financial institutions of $56 million at March 31, 2015 and December 31, 2014. The letters of credit issued directly with financial institutions had weighted-average fees of 94 basis points at March 31, 2015. The range of maturity on these letters of credit was up to one year as of March 31, 2015.
Other Debt Obligations
We are in compliance with all applicable covenants under all other debt instruments as of March 31, 2015.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2014 Form 10-K. Since the date of our 2014 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At March 31, 2015, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
Interest Rate Risk
In the normal course of business, we are exposed to the impact of interest rate changes due to our borrowing activities. Our objective is to manage the risk of interest rate changes on the results of operations, cash flows, and the market value of our debt by creating an appropriate balance between our fixed and floating-rate debt. We have entered into interest rate derivative transactions from time to time, including interest rate swaps, in order to maintain a level of exposure to interest rate variability that the Company deems acceptable. As of March 31, 2015 and December 31, 2014, we held no interest rate swap contracts.
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
The U.S. dollar equivalent of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany loans, with terms of less than one year, is as follows (in U.S. dollars):

(in millions)	March 31, 2015	December 31, 2014
Pound Sterling	$164	$171
Canadian Dollar	66	72
Korean Won	37	32
Swiss Franc	13	10
Total notional amount of forward contracts	$280	$285

We intend to offset the gains and losses related to our intercompany loans and transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income. The effects of these derivative instruments within other loss, net on our condensed consolidated financial statements was a gain of $14 million and a loss of $2 million for the three months ended March 31, 2015, and 2014, respectively. We expect to continue this practice relating to our intercompany loans and transactions, and we will continue to manage the risks associated with other transactional and translational foreign currency volatility within our business.

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

Item 1A. Risk Factors.

At March 31, 2015, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company's purchases of shares of Class A and Class B common stock during the quarter ended March 31, 2015:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Program
January 1 to January 31, 2015	810,512	$57.93	810,512	$397,138,795
February 1 to February 28, 2015	1,628,315	$58.95	1,628,315	$301,142,728
March 1 to March 31, 2015	753,802	$58.85	753,802	$256,781,175
Total	3,192,629	$58.67	3,192,629

(1)
On each of May 16, 2014 and December 11, 2014, we announced the approvals of expansions of our share repurchase program pursuant to which we are authorized to purchase up to an additional $300 million and $400 million, respectively, of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. The 2014 repurchase programs do not have an expiration date. As of March 31, 2015, the Company had approximately $257 million remaining under its current share repurchase authorization.

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

+10.1	Employment Letter, dated January 7, 2015, between Hyatt Hotels Corporation and Maryam Banikarim

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

Hyatt Hotels Corporation

Date:	May 5, 2015	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Hyatt Hotels Corporation

Date:	May 5, 2015	By:	/s/ Atish Shah
Atish Shah
Senior Vice President, Interim Chief Financial Officer
(Principal Financial Officer)