Form 10-Q
period 2015-06-30
Hyatt Hotels Corp
filed 2015-08-04
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 31, 2015, there were 33,459,996 shares of the registrant’s Class A common stock, $0.01 par value, outstanding and 109,628,962 shares of the registrant’s Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.
HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
REVENUES:
Owned and leased hotels	$540	$592	$1,049	$1,140
Management and franchise fees	112	103	217	192
Other revenues	9	23	16	44
Other revenues from managed properties	451	440	884	856
Total revenues	1,112	1,158	2,166	2,232
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	391	430	775	845
Depreciation and amortization	76	83	155	178
Other direct costs	7	10	12	18
Selling, general, and administrative	73	80	167	167
Other costs from managed properties	451	440	884	856
Direct and selling, general, and administrative expenses	998	1,043	1,993	2,064
Net gains and interest income from marketable securities held to fund operating programs	1	8	9	12
Equity earnings (losses) from unconsolidated hospitality ventures	(23)	23	(29)	16
Interest expense	(17)	(18)	(34)	(37)
Asset impairments	—	(7)	—	(7)
Gains on sales of real estate	1	1	9	62
Other income (loss), net	4	(1)	(14)	(13)
INCOME BEFORE INCOME TAXES	80	121	114	201
PROVISION FOR INCOME TAXES	(40)	(46)	(52)	(70)
NET INCOME	40	75	62	131
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(1)	—	(1)
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$40	$74	$62	$130
EARNINGS PER SHARE - Basic
Net income	$0.28	$0.49	$0.43	$0.85
Net income attributable to Hyatt Hotels Corporation	$0.28	$0.48	$0.43	$0.84
EARNINGS PER SHARE - Diluted
Net income	$0.27	$0.49	$0.42	$0.84
Net income attributable to Hyatt Hotels Corporation	$0.27	$0.48	$0.42	$0.83
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$40	$75	$62	$131
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (benefit) expense of $(2) and $- for the three months ended and $(2) and $1 for the six months ended June 30, 2015 and 2014, respectively	8	12	(47)	13
Unrealized gains (losses) on available for sale securities, net of tax (benefit) expense of $4 and $(2) for the three months ended and $4 and $(1) for the six months ended June 30, 2015 and 2014, respectively	4	(3)	6	(6)
Other comprehensive income (loss)	12	9	(41)	7
COMPREHENSIVE INCOME	52	84	21	138
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(1)	—	(1)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$52	$83	$21	$137
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except per share amounts)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$644	$685
Restricted cash	204	359
Short-term investments	80	130
Receivables, net of allowances of $15 and $13 at June 30, 2015 and December 31, 2014, respectively	343	274
Inventories	15	17
Prepaids and other assets	118	108
Prepaid income taxes	48	47
Deferred tax assets	31	26
Assets held for sale	—	63
Total current assets	1,483	1,709
Investments	331	334
Property and equipment, net	4,093	4,186
Financing receivables, net of allowances	20	40
Goodwill	132	133
Intangibles, net	546	552
Deferred tax assets	198	196
Other assets	1,039	993
TOTAL ASSETS	$7,842	$8,143
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$72	$9
Accounts payable	133	130
Accrued expenses and other current liabilities	458	468
Accrued compensation and benefits	109	120
Liabilities held for sale	—	3
Total current liabilities	772	730
Long-term debt	1,319	1,381
Other long-term liabilities	1,423	1,401
Total liabilities	3,514	3,512
Commitments and contingencies (see Note 10)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of June 30, 2015 and December 31, 2014	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 33,874,075 outstanding and issued at June 30, 2015, Class B common stock, $0.01 par value per share, 441,623,374 shares authorized, 109,628,962 shares issued and outstanding at June 30, 2015 and Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 37,676,490 outstanding and 37,712,763 issued at December 31, 2014, Class B common stock, $0.01 par value per share, 443,399,875 shares authorized, 111,405,463 shares issued and outstanding at December 31, 2014	1	2
Additional paid-in capital	2,297	2,621
Retained earnings	2,227	2,165
Treasury stock at cost, 0 shares and 36,273 shares at June 30, 2015 and December 31, 2014, respectively	—	(1)
Accumulated other comprehensive loss	(201)	(160)
Total stockholders’ equity	4,324	4,627
Noncontrolling interests in consolidated subsidiaries	4	4
Total equity	4,328	4,631
TOTAL LIABILITIES AND EQUITY	$7,842	$8,143
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62	$131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155	178
Deferred income taxes	(7)	3
Asset impairments	—	7
Equity (earnings) losses from unconsolidated hospitality ventures and distributions received	41	23
Foreign currency losses	7	1
Gains on sales of real estate	(9)	(62)
Working capital changes and other	(65)	(28)
Net cash provided by operating activities	184	253
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(297)	(214)
Proceeds from marketable securities and short-term investments	320	195
Contributions to investments	(27)	(61)
Capital expenditures	(122)	(111)
Proceeds from sales of real estate, net of cash disposed	86	316
Sales proceeds transferred to escrow as restricted cash	—	(232)
Sales proceeds transferred from escrow to cash and cash equivalents	143	306
Decrease in restricted cash	17	14
Other investing activities	(9)	(12)
Net cash provided by investing activities	111	201
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	11	14
Repayments of long-term debt	(1)	—
Repurchase of common stock	(344)	(149)
Repayment of capital lease obligation	—	(191)
Other financing activities	(10)	(11)
Net cash used in financing activities	(344)	(337)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	8	(6)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(41)	111
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	685	454
Reclassification of cash and cash equivalents to assets held for sale	—	(12)
CASH AND CASH EQUIVALENTS—END OF PERIOD	$644	$553
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$34	$38
Cash paid during the period for income taxes	$82	$105
Non-cash investing activities are as follows:
Change in accrued capital expenditures	$(4)	$1

See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)

1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively, "Hyatt Hotels Corporation") provide hospitality services on a worldwide basis through the development, management, franchising, licensing and ownership of hospitality related businesses. We develop, own, operate, manage, franchise, license or provide services to a portfolio of properties consisting of full service hotels, select service hotels, resorts and other properties, including timeshare, fractional and other forms of residential or vacation properties. As of June 30, 2015, (i) we operated or franchised 289 full service hotels, comprising 115,358 rooms throughout the world, (ii) we operated or franchised 292 select service hotels, comprising 40,045 rooms, of which 276 hotels are located in the United States, and (iii) our portfolio of properties included 5 franchised all inclusive Hyatt-branded resorts, comprising 1,881 rooms. Our portfolio of properties operate in 51 countries around the world and we hold ownership interests in certain of these properties.
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
Future Adoption of Accounting Standards
In May 2014, the FASB released Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single, comprehensive revenue recognition model for contracts with customers. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year, making it effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted as of the original effective date. The Company is currently evaluating the impact of adopting ASU 2014-09.

In June 2014, the FASB released Accounting Standards Update No. 2014-10 ("ASU 2014-10"), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities from GAAP and it eliminates an exception provided in the consolidation guidance for development stage enterprises. The provisions of ASU 2014-10 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. When adopted, ASU 2014-10 is not expected to materially impact our condensed consolidated financial statements.
In August 2014, the FASB released Accounting Standards Update No. 2014-15 ("ASU 2014-15"), Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and the related footnote disclosures. The provisions of ASU 2014-15 are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. When adopted, ASU 2014-15 is not expected to materially impact our condensed consolidated financial statements.
In February 2015, the FASB released Accounting Standards Update No. 2015-01 ("ASU 2015-01"), Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates all requirements regarding the separate classification, presentation, and disclosure of extraordinary events and transactions. The provisions of ASU 2015-01 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. When adopted, ASU 2015-01 is not expected to materially impact our condensed consolidated financial statements.
In February 2015, the FASB released Accounting Standards Update No. 2015-02 ("ASU 2015-02"), Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance related to management’s evaluation of consolidation for certain legal entities. The provisions of ASU 2015-02 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company is currently evaluating the impact of adopting ASU 2015-02.
In April 2015, the FASB released Accounting Standards Update No. 2015-03 ("ASU 2015-03"), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The provisions of ASU 2015-03 are effective for fiscal years beginning after December 15, 2015, and the interim periods within those fiscal years. When adopted, ASU 2015-03 is not expected to materially impact our condensed consolidated financial statements.

3.    EQUITY AND COST METHOD INVESTMENTS
We have investments that are recorded under both the equity and cost methods. These investments are considered to be an integral part of our business and are strategically and operationally important to our overall results. Our equity and cost method investment balances recorded at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Equity method investments	$308	$311
Cost method investments	23	23
Total investments	$331	$334

During the six months ended June 30, 2014, a joint venture in which we held an ownership interest and which was classified as an equity method investment within our owned and leased hotels segment, sold the Hyatt Place Austin Downtown to a third party, for which we received proceeds of $28 million. The hotel was sold subject to a franchise agreement. We recorded a gain of $20 million, which has been recorded to equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income.
During the three and six months ended June 30, 2015, we recorded no impairment charges related to our unconsolidated hospitality ventures. During the three and six months ended June 30, 2014, we recorded $1 million and $2 million, respectively, in impairment charges in equity earnings (losses) from unconsolidated hospitality ventures related to two equity method investments.

The following table presents summarized financial information for all unconsolidated ventures in which we hold an investment that is accounted for under the equity method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenues	$301	$334	$545	$617
Gross operating profit	88	108	148	163
Income (loss) from continuing operations	(3)	32	(16)	16
Net income (loss)	(3)	32	(16)	16

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2015 and December 31, 2014, we had the following financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2015	Cash and Cash Equivalents	Short-term Investments	Prepaids and Other Assets	Other Assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest bearing money market funds	$33	$33	$—	$—	$—
Mutual funds	343	—	—	—	343
Level Two - Significant Other Observable Inputs
Time deposits	80	—	80	—	—
U.S. government obligations	127	—	—	23	104
U.S. government agencies	45	—	—	8	37
Corporate debt securities	142	—	—	26	116
Mortgage-backed securities	27	—	—	5	22
Asset-backed securities	30	—	—	5	25
Municipal and provincial notes and bonds	2	—	—	—	2
Level Three - Significant Unobservable Inputs
Preferred shares	290	—	—	—	290
Total	$1,119	$33	$80	$67	$939

	December 31, 2014	Cash and Cash Equivalents	Short-term Investments	Prepaids and Other Assets	Other Assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest bearing money market funds	$70	$70	$—	$—	$—
Mutual funds	341	—	—	—	341
Level Two - Significant Other Observable Inputs
Time deposits	130	—	130	—	—
U.S. government obligations	127	—	—	20	107
U.S. government agencies	34	—	—	5	29
Corporate debt securities	128	—	—	20	108
Mortgage-backed securities	23	—	—	4	19
Asset-backed securities	23	—	—	4	19
Municipal and provincial notes and bonds	3	—	—	—	3
Level Three - Significant Unobservable Inputs
Preferred shares	280	—	—	—	280
Total	$1,159	$70	$130	$53	$906

During the three and six months ended June 30, 2015 and June 30, 2014, there were no transfers between levels of the fair value hierarchy. Our policy is to recognize transfers in and transfers out as of the end of each quarterly reporting period.
Marketable Securities
Our portfolio of marketable securities consists of various types of money market funds, mutual funds, time deposits, fixed income securities, including U.S. government obligations, obligations of other U.S. government agencies, corporate debt securities, mortgage-backed securities, asset-backed securities, municipal and provincial notes and bonds, and preferred shares. We invest a portion of our cash balance into short-term interest bearing money market funds that have a maturity of less than ninety days. Consequently, the balances are recorded in cash and cash equivalents. The funds are held with open-ended registered investment companies and the fair value of the funds is classified as Level One as we are able to obtain market available pricing information on an ongoing basis. The fair value of our mutual funds were classified as Level One as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Time deposits are recorded at par value, which approximates fair value and are included within short-term investments and classified as Level Two. The remaining securities, other than our investment in preferred shares, were classified as Level Two due to the use and weighting of multiple market inputs being considered in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities.
The impact to net income from total gains or losses included in net gains and interest income from marketable securities held to fund operating programs due to the change in unrealized gains or losses relating to assets still held at the reporting date was insignificant for the three and six months ended June 30, 2015 and June 30, 2014.
Hyatt holds redeemable, convertible preferred shares in Playa Hotels and Resorts B.V. ("Playa"), which we have classified as an available for sale ("AFS") debt security and is included in other assets on our condensed consolidated balance sheets. The investment is remeasured quarterly to fair value and the changes are recorded through other comprehensive income (loss).
We estimated the fair value of the Playa preferred shares using an option pricing model. This model requires that we make certain assumptions regarding the expected volatility, term, risk-free interest rate over the expected term, dividend yield and enterprise value. Financial forecasts were used in the computation of the enterprise value using the income approach, based on assumed revenue growth rates and operating margin levels. The risks associated with achieving these forecasts were assessed in selecting the appropriate cost of capital. There is inherent uncertainty in our assumptions, and fluctuations in these assumptions will result in different estimates of fair value. Due to the lack of availability of market data, the preferred shares are classified as Level Three.
A summary of the significant assumptions used to estimate the fair value of our preferred investment in Playa as of June 30, 2015 and December 31, 2014, is as follows:

	June 30, 2015	December 31, 2014
Expected term	0.50 years	0.75 years
Risk-free Interest Rate	0.11%	0.19%
Volatility	43.6%	43.9%
Dividend Yield	10%	10%

As of June 30, 2015 and December 31, 2014, the cost or amortized cost value for our preferred investment in Playa was $271 million and the fair value of this AFS debt security was as follows:

	Fair Value Measurements at Reporting Date using Significant Unobservable Inputs (Level 3) - Preferred Shares
	2015	2014
Fair value at January 1, recorded in other assets	$280	$278
Gross unrealized gains, recorded in other comprehensive income (loss)	2	—
Gross unrealized losses, recorded in other comprehensive income (loss)	—	(2)
Fair value at March 31, recorded in other assets	$282	$276
Gross unrealized gains, recorded in other comprehensive income (loss)	8	—
Gross unrealized losses, recorded in other comprehensive income (loss)	—	(5)
Fair value at June 30, recorded in other assets	$290	$271

There were no realized gains or losses on AFS debt securities for the three and six months ended June 30, 2015 and June 30, 2014.

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
We estimated the fair value of debt, excluding capital leases, which, as of June 30, 2015 and December 31, 2014, consisted primarily of $250 million of 3.875% senior notes due 2016 (the "2016 Notes"), $196 million of 6.875% senior notes due 2019 (the "2019 Notes"), $250 million of 5.375% senior notes due 2021 (the "2021 Notes"), and $350 million of 3.375% senior notes due 2023 (the "2023 Notes" which, together with the 2016 Notes, the 2019 Notes, and the 2021 Notes are collectively referred to as the "Senior Notes"), bonds and other long-term debt. Our Senior Notes and bonds are classified as Level Two due to the use and weighting of multiple market inputs in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities. We estimated the fair value of our other long-term debt instruments using a discounted cash flow analysis based on current market inputs for similar types of arrangements. Based upon the availability of market data, we have classified our other long-term debt as Level Three. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value.

The carrying amounts and fair values of our other financial instruments are as follows:

	Asset (Liability)
	June 30, 2015
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables, net (current and long-term)
Secured financing to hotel owners	$24	$29	$—	$—	$29
Unsecured financing to hotel owners	20	20	—	—	20
Debt, excluding capital lease obligations	(1,374)	(1,461)	—	(1,296)	(165)

	Asset (Liability)
	December 31, 2014
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables, net (current and long-term)
Secured financing to hotel owners	$26	$29	$—	$—	$29
Unsecured financing to hotel owners	15	14	—	—	14
Debt, excluding capital lease obligations	(1,373)	(1,479)	—	(1,319)	(160)

5.    FINANCING RECEIVABLES
We have divided our financing receivables, which include loans and other financing arrangements, into two portfolio segments based on their initial measurement, risk characteristics and our method for monitoring or assessing credit risk. These portfolio segments correspond directly with our assessed class of receivables and are as follows:

•
Secured Financing to Hotel Owners—These financing receivables are senior secured mortgage loans and are collateralized by underlying hotel properties currently in operation. At June 30, 2015 and December 31, 2014, these loans represent financing provided to certain franchisees for the renovation and conversion of certain franchised hotels. These franchisee loans accrue interest at fixed rates ranging between 5.0% and 5.5%. All secured financing to hotel owners financing receivables are scheduled to mature in 2015.

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

The two portfolio segments of financing receivables and their balances at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Secured financing to hotel owners	$39	$39
Unsecured financing to hotel owners	110	102
	149	141
Less allowance for losses	(105)	(100)
Less current portion included in receivables, net	(24)	(1)
Total long-term financing receivables, net	$20	$40
Allowance for Losses and Impairments
We individually assess all loans for impairment. In addition to loans, we include other types of financing arrangements in the unsecured financing to hotel owners portfolio which we do not assess individually for impairment. However, we regularly evaluate our reserves for these other types of financing arrangements and record provisions in the financing receivables allowance as necessary. Impairment charges for loans within both portfolios and reserves related to our other financing arrangements are recorded as provisions in the financing receivables allowance. We consider the provisions on all of our portfolio segments to be adequate based on the economic environment and our assessment of the future collectability of the outstanding loans.
The following tables summarize the activity in our financing receivables allowance for the three and six months ended June 30, 2015 and June 30, 2014:

	Secured financing to hotel owners	Unsecured financing to hotel owners	Total
Allowance at January 1, 2015	$13	$87	$100
Provisions	—	2	2
Other Adjustments	—	(1)	(1)
Allowance at March 31, 2015	$13	$88	$101
Provisions	2	2	4
Allowance at June 30, 2015	$15	$90	$105

	Secured financing to hotel owners	Unsecured financing to hotel owners	Total
Allowance at January 1, 2014	$13	$83	$96
Provisions	—	2	2
Other Adjustments	—	1	1
Allowance at March 31, 2014	$13	$86	$99
Provisions	—	1	1
Allowance at June 30, 2014	$13	$87	$100
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

An analysis of our loans included in secured financing to hotel owners and unsecured financing to hotel owners had the following impaired amounts at June 30, 2015 and December 31, 2014, all of which had a related allowance recorded against them:

Impaired Loans
June 30, 2015
	Gross Loan Balance (Principal and Interest)	Unpaid Principal Balance	Related Allowance	Average Recorded Loan Balance
Secured financing to hotel owners	$39	$39	$(15)	$39
Unsecured financing to hotel owners	52	36	(52)	52

Impaired Loans
December 31, 2014
	Gross Loan Balance (Principal and Interest)	Unpaid Principal Balance	Related Allowance	Average Recorded Loan Balance
Secured financing to hotel owners	$39	$39	$(13)	$39
Unsecured financing to hotel owners	52	37	(52)	52
Interest income recognized on these impaired loans within other income (loss), net on our condensed consolidated statements of income for the three and six months ended June 30, 2015 and June 30, 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Secured financing to hotel owners	$—	$1	$1	$1
Unsecured financing to hotel owners	—	—	—	—

Credit Monitoring
On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity.

•	Past-due Receivables—We determine financing receivables to be past due based on the contractual terms of each individual financing receivable agreement.

•
Non-Performing Receivables—Receivables are determined to be non-performing based upon the following criteria: (1) if interest or principal is more than 90 days past due for secured financing to hotel owners and unsecured financing to hotel owners or (2) if an impairment charge has been recorded for a loan or a provision established for our other financing arrangements. For the three and six months ended June 30, 2015 and June 30, 2014, no interest income was accrued for secured financing to hotel owners and unsecured financing to hotel owners more than 90 days past due.

If a financing receivable is non-performing, we place the financing receivable on non-accrual status. We only recognize interest income when cash is received for financing receivables on non-accrual status. Accrual of interest income is resumed when the receivable becomes contractually current and collection doubts are removed.

The following tables summarize our aged analysis of past-due financing receivables by portfolio segment, the gross balance of financing receivables greater than 90 days past due and the gross balance of financing receivables on non-accrual status as of June 30, 2015 and December 31, 2014:

Analysis of Financing Receivables
June 30, 2015
	Receivables Past Due	Greater than 90 Days Past Due	Receivables on Non-Accrual Status
Secured financing to hotel owners	$—	$—	$39
Unsecured financing to hotel owners*	3	3	89
Total	$3	$3	$128

Analysis of Financing Receivables
December 31, 2014
	Receivables Past Due	Greater than 90 Days Past Due	Receivables on Non-Accrual Status
Secured financing to hotel owners	$—	$—	$39
Unsecured financing to hotel owners*	3	3	87
Total	$3	$3	$126
* Certain of these receivables have been placed on non-accrual status and we have recorded allowances for these receivables based on estimates of future cash flows available for payment of these financing receivables. However, a majority of these payments are not past due.

6.    ACQUISITIONS AND DISPOSITIONS
We continually assess strategic acquisitions and dispositions to complement our current business. During the six months ended June 30, 2015, we did not have any acquisitions.
Hyatt Regency Grand Cypress—During the three months ended June 30, 2014, we exercised our purchase option under the capital lease to acquire the Hyatt Regency Grand Cypress hotel for $191 million.
Dispositions
Hyatt Regency Indianapolis—During the six months ended June 30, 2015, we sold Hyatt Regency Indianapolis for $69 million, net of closing costs, to an unrelated third party, and entered into a long-term franchise agreement with the owner of the property. The sale resulted in a pre-tax gain of $8 million, which has been recognized in gains on sales of real estate on our condensed consolidated statements of income during the six months ended June 30, 2015. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. As of December 31, 2014, we had classified the assets and liabilities of this property as held for sale on our condensed consolidated balance sheets.
Land Held for Development—During the three months ended June 30, 2015, we sold land and construction in progress for $14 million to an unconsolidated hospitality venture in which Hyatt has a 40% ownership interest. As of June 30, 2015, we have received $12 million in cash proceeds and $2 million is recorded as a receivable on our condensed consolidated balance sheets. The assets prior to the sale remain within our owned and leased hotels segment.
A Hyatt House Hotel— During the three months ended June 30, 2015, we sold a select service property for $5 million to an unrelated third party resulting in a $1 million pre-tax gain which has been recognized in gains on sales of real estate on our condensed consolidated statements of income during the three and six months ended June 30, 2015. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Hyatt, Hyatt Place, Hyatt House 2014—During the six months ended June 30, 2014, we sold nine select service properties and one full service property for a total of $311 million, net of closing costs, to an unrelated third party. In connection with the sale, we transferred net cash and cash equivalents of $3 million, resulting in a net sales price of $308 million. We recorded a pre-tax gain of approximately $62 million for the six months ended June 30, 2014. The properties will remain Hyatt-branded hotels for a minimum of 25 years under long-term agreements. The gain has been recognized in gains on sales of real estate on our condensed consolidated statements of income during the six months ended June 30, 2014. The operating results and financial position of these hotels prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sales have been used in a like-kind exchange.
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
Like-Kind Exchange Agreements
Periodically, we enter into like-kind exchange agreements upon the disposition of certain properties. Pursuant to the terms of these agreements, the proceeds from the sales are placed into an escrow account administered by an intermediary. The proceeds are recorded to restricted cash on our condensed consolidated balance sheets and released once they are utilized as part of a like-kind exchange agreement or when a like-kind exchange agreement is not completed within the allowable time period.
In conjunction with the sale of five Hyatt Place properties during the year ended December 31, 2014, we entered into like-kind exchange agreements with an intermediary. Pursuant to the like-kind exchange agreements, the combined net proceeds of $51 million from the sales of these hotels were placed into an escrow account administered by an intermediary. Accordingly, we classified net proceeds of $51 million related to the properties as restricted cash on our condensed consolidated balance sheets as of December 31, 2014. During the six months ended June 30, 2015, we released the net proceeds since the identified replacement property was not acquired in order to complete the exchange.
In conjunction with the sale of thirty-eight select service properties during the year ended December 31, 2014, we entered into like-kind exchange agreements with an intermediary for twenty-seven of the select service hotels. In the fourth quarter of 2014, we utilized the net proceeds from twenty-one of the twenty-seven hotels as part of the like-kind exchange agreement to acquire the Park Hyatt New York. Accordingly, we classified net proceeds of $92 million related to the remaining six properties as restricted cash on our condensed consolidated balance sheets as of December 31, 2014. During the six months ended June 30, 2015, we released the net proceeds from restricted cash as the intermediary distributed these funds from escrow to complete the reverse like-kind exchange transaction in connection with the acquisition of Hyatt Regency Lost Pines Resort and Spa.
In conjunction with the sales of nine select service properties and one full service property during the six months ended June 30, 2014, we entered into like-kind exchange agreements with an intermediary for seven of the select service hotels. During the six months ended June 30, 2014, we recorded and released net proceeds of $232 million from restricted cash as they were utilized as part of the like-kind exchange agreement to acquire the Hyatt Regency Orlando.
In conjunction with the sale of Hyatt Key West during the year ended December 31, 2013, we entered into a like-kind exchange agreement with an intermediary. Pursuant to the like-kind exchange agreement, the $74 million net proceeds from the sale of this hotel were placed into an escrow account administered by an intermediary. During the six months ended June 30, 2014, the net proceeds were released from restricted cash as they were utilized as part of the like-kind exchange agreement to acquire the Hyatt Regency Orlando.

7.    GOODWILL AND INTANGIBLE ASSETS
We review the carrying value of our goodwill and indefinite-lived brand intangible asset during our annual impairment test during the fourth quarter of each year using balances as of October 1 and at an interim date if indications of impairment exist by performing either a qualitative or quantitative assessment. When determining fair value, we utilize internally developed discounted future cash flow models, third party appraisals and, if appropriate, current estimated net sales proceeds from pending offers. We then compare the estimated fair value to our carrying value. If the carrying value of our goodwill is in excess of the fair value, we must determine our implied fair value of goodwill to evaluate if any impairment charge is necessary. If the carrying value of our indefinite-lived brand intangible asset is in excess of the fair value, an impairment charge is recognized in an amount equal to the excess. During the three and six months ended June 30, 2015 and June 30, 2014, no impairment charges were recorded related to goodwill or our indefinite-lived brand intangible asset. Goodwill was $132 million and $133 million at

June 30, 2015 and December 31, 2014, respectively. As of December 31, 2014, we classified $14 million of goodwill related to Hyatt Regency Indianapolis as held for sale on our condensed consolidated balance sheets. During the six months ended June 30, 2015, we sold Hyatt Regency Indianapolis (see Note 6).
Definite-lived intangible assets primarily include management and franchise agreement intangibles, lease related intangibles and advanced booking intangibles. Management and franchise agreement intangibles are generally amortized on a straight-line basis over their contract terms, which range from approximately 5 to 40 years. Lease related intangibles are amortized on a straight-line basis over the lease term. Advanced booking intangibles are generally amortized on a straight-line basis over the period of the advanced booking. Definite-lived intangibles are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges related to definite-lived intangible assets during the three and six months ended June 30, 2015 and June 30, 2014.
The following is a summary of intangible assets at June 30, 2015 and December 31, 2014:

	June 30, 2015	Weighted- Average Useful Lives in Years	December 31, 2014
Management and franchise agreement intangibles	$519	25	$511
Lease related intangibles	144	111	143
Advanced booking intangibles	12	5	12
Brand intangible	7	—	7
Other	8	11	8
	690		681
Accumulated amortization	(144)		(129)
Intangibles, net	$546		$552
Amortization expense relating to intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization expense	$7	$7	$15	$15

8.    LIABILITIES
Other long-term liabilities at June 30, 2015 and December 31, 2014 consist of the following:

	June 30, 2015	December 31, 2014
Deferred gains on sales of hotel properties	$378	$383
Deferred compensation plans	343	341
Hyatt Gold Passport Fund	305	284
Guarantee liabilities (see Note 10)	94	110
Other	303	283
Total	$1,423	$1,401
Accrued expenses and other current liabilities includes $139 million and $132 million of liabilities related to the Hyatt Gold Passport Fund at June 30, 2015 and December 31, 2014, respectively.

9.    INCOME TAXES
The effective income tax rates for the three months ended June 30, 2015 and June 30, 2014, were 50.0% and 37.8%, respectively. The effective income tax rates for the six months ended June 30, 2015 and June 30, 2014, were 45.6% and 34.7%, respectively.
For the three months ended June 30, 2015, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to the effect of state taxes on operations and the effect of certain foreign joint venture losses that are not benefited. These items are partially offset by a benefit of $4 million (including $3 million of interest and penalties) related to the expiration of statutes of limitations in certain foreign locations and a benefit of $2 million related to a state legislative change enacted in the quarter. For the six months ended June 30, 2015, the effective tax rate differs from the U.S. statutory federal income tax rate of 35% primarily due to the above-mentioned items, as well as a $2 million benefit for deferred tax adjustments to reflect the impact of regulations issued by the Internal Revenue Service in the first quarter of 2015.
For the three months ended June 30, 2014, the effective tax rate differed from the U.S. statutory federal income tax rate of 35% primarily due to the impact of our earnings in locations with higher tax rates, partially offset by a benefit of $4 million (including $2 million of interest and penalties) related to the expiration of statutes of limitations in certain foreign locations and a benefit of $2 million related to the settlement of tax audits. For the six months ended June 30, 2014, the effective tax rate differs from the U.S. statutory federal income tax rate of 35% primarily due to the above-mentioned items, as well as a $4 million benefit for the release of a valuation allowance of a foreign subsidiary and a benefit of $2 million related to a state legislative change enacted in the first quarter of 2014.
Unrecognized tax benefits were $51 million and $40 million at June 30, 2015 and December 31, 2014, respectively, of which $18 million and $20 million, respectively, would impact the effective tax rate if recognized.

10.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:
Commitments—As of June 30, 2015, we are committed, under certain conditions, to lend or invest up to $223 million, net of any related letters of credit, in various business ventures.
Performance Guarantees—Certain of our contractual agreements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. At inception of a performance guarantee, we recognize a guarantee obligation liability for the fair value of our guarantee obligation, which we amortize into income using a systematic and rational risk-based approach over the term of the performance guarantee. To the extent we determine an obligation to fund under a guarantee is both probable and estimable, we record an expense for the separate contingent liability.
Our most significant performance guarantee relates to four managed hotels in France that we began managing in the second quarter of 2013 (“the four managed hotels in France”); that guarantee has a term of 7 years, with approximately 5 years remaining, and does not have an annual cap. The remaining maximum exposure related to our performance guarantees at June 30, 2015 was $429 million, of which €362 million ($403 million using exchange rates as of June 30, 2015) relates to the four managed hotels in France.
We had total net guarantee liabilities of $89 million and $111 million at June 30, 2015 and December 31, 2014, respectively, which included $89 million and $103 million recorded in other long-term liabilities, $1 million and $8 million in accrued expenses and other current liabilities, and $1 million and $0 in receivables on our condensed consolidated balance sheets, respectively. Our total guarantee liabilities are comprised of the fair value of the guarantee obligation liabilities recorded upon inception, net of amortization and any separate contingent liabilities or receivables, net of cash payments. Performance guarantee expense or income and income from amortization of the guarantee obligation liabilities are recorded in other income (loss), net on the condensed consolidated statements of income, see Note 16.

The following table details the total net performance guarantee liability (inclusive of the initial guarantee obligation liability, net of amortization and the contingent liability or receivable, net of cash payments):

	The Four Managed Hotels in France		Other Performance Guarantees		All Performance Guarantees
	2015	2014	2015	2014	2015	2014
Beginning balance, January 1	$106	$123	$5	$6	$111	$129
Amortization of initial guarantee obligation liability into income	(2)	(2)	—	—	(2)	(2)
Performance guarantee (income) expense	16	15	—	2	16	17
Net (payments) receipts during the period	1	(5)	(1)	(3)	—	(8)
Foreign currency exchange (gain) loss	(13)	1	—	—	(13)	1
Ending balance, March 31	$108	$132	$4	$5	$112	$137
Amortization of initial guarantee obligation liability into income	(3)	(2)	—	—	(3)	(2)
Performance guarantee (income) expense	(1)	(3)	(1)	(1)	(2)	(4)
Net (payments) receipts during the period	(23)	(15)	1	1	(22)	(14)
Foreign currency exchange (gain) loss	4	(1)	—	—	4	(1)
Ending balance, June 30	$85	$111	$4	$5	$89	$116
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. As of June 30, 2015 and December 31, 2014, there were no amounts recorded in accrued expenses and other current liabilities related to these performance test clauses.
Debt Repayment Guarantees—We have entered into various debt repayment guarantees primarily related to our unconsolidated hospitality ventures investments in certain properties. The maximum exposure under these agreements as of June 30, 2015 was $231 million. As of June 30, 2015, we had a $5 million liability representing the carrying value of these guarantees recorded within other long-term liabilities on our condensed consolidated balance sheets with an offset to investments. Included within the $231 million in debt guarantees are the following:

Property Description	Maximum Guarantee Amount	Amount Recorded at June 30, 2015	Amount Recorded at December 31, 2014
Vacation ownership property	$63	$—	$—
Hotel property in Brazil	73	2	2
Hotel property in Hawaii	30	—	1
Hotel property in Minnesota	25	3	3
Hotel property in Colorado	15	—	1
Other	25	—	—
Total Debt Repayment Guarantees	$231	$5	$7
With respect to certain debt repayment guarantees related to unconsolidated hospitality venture properties, the Company has agreements with its respective partners that require each partner to pay a pro-rata portion of the guarantee amount generally based on each partner’s ownership percentage. With respect to certain debt repayment guarantees related to hotel and vacation ownership properties, the Company has agreements with third parties that allow the Company to fully recover from third parties any amounts we may be required to fund. Assuming successful enforcement of these types of agreements with our respective partners and third parties, our maximum exposure under the various debt repayment guarantees as of June 30, 2015 is $101 million.
Self Insurance—The Company obtains commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property and other miscellaneous coverages. A portion of the risk is retained on a self insurance basis primarily through a U.S. based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Losses estimated to be paid within twelve months are $26 million and $24 million as of June 30, 2015 and December 31, 2014, respectively, and are classified within accrued expenses and other current liabilities on the condensed consolidated balance sheets, while losses expected to be payable in later periods are $65 million and $63 million as of June 30, 2015 and December 31, 2014, respectively, and are included in other long-term liabilities on the condensed consolidated balance sheets. At June 30, 2015, standby letters of credit amounting to $7 million had been issued to provide collateral for the estimated claims, which are guaranteed by us. For further discussion, see the "Letters of Credit" section of this footnote.
Collective Bargaining Agreements—At June 30, 2015, approximately 25% of our U.S. based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe that our employee relations are satisfactory.
Surety Bonds—Surety bonds issued on our behalf totaled $23 million as of June 30, 2015 and primarily relate to workers’ compensation, taxes, licenses, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf as of June 30, 2015 totaled $56 million, the majority of which relate to our ongoing operations. The $56 million letters of credit outstanding do not reduce the available capacity under our revolving credit facility.
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

11.    EQUITY
Stockholders’ Equity and Noncontrolling Interests—The following table details the equity activity for the six months ended June 30, 2015 and June 30, 2014, respectively.

	Stockholders’ equity	Noncontrolling interests in consolidated subsidiaries	Total equity
Balance at January 1, 2015	$4,627	$4	$4,631
Net income	62	—	62
Other comprehensive income (loss)	(41)	—	(41)
Repurchase of common stock	(344)	—	(344)
Directors compensation	1	—	1
Employee stock plan issuance	2	—	2
Share based payment activity	17	—	17
Balance at June 30, 2015	$4,324	$4	$4,328

Balance at January 1, 2014	$4,769	$8	$4,777
Net income	130	1	131
Other comprehensive income (loss)	7	—	7
Repurchase of common stock	(150)	—	(150)
Directors compensation	1	—	1
Employee stock plan issuance	2	—	2
Share based payment activity	11	—	11
Other	1	(1)	—
Balance at June 30, 2014	$4,771	$8	$4,779

Accumulated Other Comprehensive Loss—The following table details the accumulated other comprehensive loss activity for the three and six months ended June 30, 2015 and June 30, 2014, respectively.

	Balance at April 1, 2015	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss	Balance at June 30, 2015
Foreign currency translation adjustments	$(210)	$8	$—	$(202)
Unrealized gains on AFS securities	8	4	—	12
Unrecognized pension cost	(5)	—	—	(5)
Unrealized losses on derivative instruments	(6)	—	—	(6)
Accumulated Other Comprehensive Loss	$(213)	$12	$—	$(201)

	Balance at January 1, 2015	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss	Balance at June 30, 2015
Foreign currency translation adjustments	$(155)	$(47)	$—	$(202)
Unrealized gains on AFS securities	6	6	—	12
Unrecognized pension cost	(5)	—	—	(5)
Unrealized losses on derivative instruments	(6)	—	—	(6)
Accumulated Other Comprehensive Loss	$(160)	$(41)	$—	$(201)

	Balance at April 1, 2014	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss	Balance at June 30, 2014
Foreign currency translation adjustments	$(61)	$12	$—	$(49)
Unrealized gains (losses) on AFS securities	3	(3)	—	—
Unrecognized pension cost	(5)	—	—	(5)
Unrealized losses on derivative instruments	(7)	—	—	(7)
Accumulated Other Comprehensive Loss	$(70)	$9	$—	$(61)

	Balance at January 1, 2014	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss	Balance at June 30, 2014
Foreign currency translation adjustments	$(62)	$13	$—	$(49)
Unrealized gains (losses) on AFS securities	6	(6)	—	—
Unrecognized pension cost	(5)	—	—	(5)
Unrealized losses on derivative instruments	(7)	—	—	(7)
Accumulated Other Comprehensive Loss	$(68)	$7	$—	$(61)

Share Repurchase—During 2014 and 2013 the Company's board of directors authorized the repurchase of up to $700 million and $400 million, respectively, of the Company's common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion. The common stock repurchase program applies to the Company’s Class A common stock and/or the Company’s Class B common stock. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. On July 30, 2015, the Company's board of directors authorized the repurchase of up to an additional $400 million of the Company's common stock.
During the six months ended June 30, 2015 and June 30, 2014, the Company repurchased 5,879,003 and 2,735,798 shares of common stock, respectively. These shares were repurchased at a weighted-average price of $58.56 and $54.92 per share, respectively, for an aggregate purchase price of $344 million and $150 million, respectively, excluding related expenses that were insignificant in both periods. Of the $150 million aggregate purchase price during the six months ended June 30, 2014, $149 million was settled in cash during the period. The shares repurchased during the six months ended June 30, 2015 represented approximately 4% of the Company's total shares of common stock outstanding as of December 31, 2014. The shares repurchased during the six months ended June 30, 2014 represented approximately 2% of the Company's total shares of common stock outstanding as of December 31, 2013. The shares of Class A common stock that were repurchased on the open market were retired and returned to the status of authorized and unissued while the shares of Class B common stock that were repurchased were retired and the total number of authorized Class B shares was reduced by the number of shares repurchased. As of June 30, 2015, we had $100 million remaining under the share repurchase authorization. See Note 17 for further details regarding the 2015 share repurchase plan.
Treasury Stock Retirement—During the six months ended June 30, 2015, the Company retired 195,423 shares of treasury stock. These shares were retired at a weighted-average price of $43.41 resulting in an $8 million reduction in treasury stock. The retired shares of treasury stock were returned to the status of authorized and unissued.

12.    STOCK-BASED COMPENSATION
As part of our Long-Term Incentive Plan, we award Stock Appreciation Rights ("SARs"), Restricted Stock Units ("RSUs") and Performance Vested Restricted Stock ("PSSs") to certain employees. Compensation expense and unearned compensation figures within this footnote exclude amounts related to employees of our managed hotels as this expense has been and will continue to be reimbursed by our third-party hotel owners and is recorded in other revenues from managed properties and other costs from managed properties on our condensed consolidated statements of income. Compensation expense related to these awards for the three and six months ended June 30, 2015 and June 30, 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock appreciation rights	$1	$3	$8	$5
Restricted stock units	3	6	12	11
Performance vested restricted stock	1	1	2	2
Stock Appreciation Rights—Each vested SAR gives the holder the right to the difference between the value of one share of our Class A common stock at the exercise date and the value of one share of our Class A common stock at the grant date. Vested SARs can be exercised over their life as determined by the plan. All SARs have a 10-year contractual term, are settled in shares of our Class A common stock and are accounted for as equity instruments.
During the six months ended June 30, 2015, the Company granted 461,378 SARs to employees with a weighted-average grant date fair value of $21.36. The fair value of each SAR was estimated on the grant date using the Black-Scholes-Merton option-valuation model.
Restricted Stock Units—The Company grants both RSUs that may be settled in stock and RSUs that may be settled in cash. Each vested stock-settled RSU will be settled with a single share of our Class A common stock. The value of the stock-settled RSUs is based on the closing stock price of our Class A common stock as of the grant date. We record compensation expense for RSUs over the requisite service period of the individual grantee. In certain situations we also grant cash-settled RSUs which are recorded as a liability instrument. The liability and related expense for cash-settled RSUs is insignificant as of, and for the three and six months ended, June 30, 2015. During the six months ended June 30, 2015, the Company granted a total of 433,963 RSUs (an insignificant portion of which are cash-settled RSUs) to employees which, with respect to stock-settled RSUs, had a weighted-average grant date fair value of $56.65.
Performance Vested Restricted Stock—The Company has granted PSSs to certain executive officers. The number of PSSs that will ultimately vest with no further restrictions on transfer depends upon the performance of the Company at the end of the applicable three year performance period relative to the applicable performance target. During the six months ended June 30, 2015, the Company granted to its executive officers a total of 146,902 PSSs, which vest in full if the maximum performance metric is achieved. The PSSs had a weighted-average grant date fair value of $56.27. The performance period is three years beginning January 1, 2015 and ending December 31, 2017. The PSSs will vest at the end of the performance period only if the performance threshold is met; there is no interim performance metric.
Our total unearned compensation for our stock-based compensation programs as of June 30, 2015 was $4 million for SARs, $25 million for RSUs and $5 million for PSSs, which will be recorded to compensation expense over the next four years with respect to SARs and RSUs, with a limited portion of the RSU awards extending to five years, and over the next two years with respect to PSSs.

13.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to the condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Leases—Our corporate headquarters have been located at the Hyatt Center in Chicago, Illinois, since 2005. A subsidiary of the Company holds a master lease for a portion of the Hyatt Center and has entered into sublease agreements with certain related parties. Future expected sublease income for this space from related parties is $7 million.
Legal Services—A partner in a law firm that provided services to us throughout the six months ended June 30, 2015 and June 30, 2014, is the brother-in-law of our Executive Chairman. We incurred $1 million of legal fees with this firm for the three months ended June 30, 2015 and June 30, 2014, respectively. We incurred $1 million and $2 million of legal fees with this firm for the six months ended June 30, 2015 and June 30, 2014, respectively. Legal fees, when expensed, are included in selling, general, and administrative expenses. As of June 30, 2015 and December 31, 2014, we had insignificant amounts due to the law firm.
Other Services—A member of our board of directors is a partner in a firm whose affiliates previously owned hotels, which were sold during the first quarter of 2015, from which we recorded no amounts and $1 million of management and franchise fees during the three months ended June 30, 2015 and June 30, 2014, respectively. We recorded insignificant and $2 million of management and franchise fees during the six months ended June 30, 2015 and June 30, 2014, respectively. As of June 30, 2015 and December 31, 2014, we had no receivables and insignificant receivables due from these properties, respectively.
Equity Method Investments—We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We recorded fees of $7 million and $9 million for the three months ended June 30, 2015 and June 30, 2014, respectively. We recorded fees of $12 million and $16 million for the six months ended June 30, 2015 and June 30, 2014, respectively. As of June 30, 2015 and December 31, 2014, we had receivables due from these properties of $10 million and $11 million, respectively. In addition, in some cases we provide loans (see Note 5) or guarantees (see Note 10) to these entities. Our ownership interest in these equity method investments generally varies from 24% to 70%. See Note 3 for further details regarding these investments.
Class B Share Repurchase—During the three months ended June 30, 2015, we repurchased 1,026,501 shares of Class B common stock at a weighted-average price of $58.45 per share, for an aggregate purchase price of approximately $60 million. The shares repurchased represented approximately 0.7% of the Company's total shares of common stock outstanding prior to the repurchase. During the six months ended June 30, 2015, we repurchased 1,776,501 shares of Class B common stock at a weighted-average price of $58.91 per share, for an aggregate purchase price of approximately $105 million. The shares repurchased represented approximately 1% of the Company's total shares of common stock outstanding prior to the repurchase. The shares of Class B common stock were repurchased from trusts and limited partnerships owned indirectly by trusts held for the benefit of certain Pritzker family members in privately-negotiated transactions and were retired, thereby reducing the total number of shares outstanding and reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.

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

The table below shows summarized consolidated financial information by segment. Included within corporate and other are unallocated corporate expenses, our vacation ownership business prior to the sale in the fourth quarter of 2014, license fees related to Hyatt Residence Club, and our co-branded credit card.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Owned and leased hotels (a)
Owned and leased hotels revenues	$540	$592	$1,049	$1,140
Adjusted EBITDA	140	157	264	282
Depreciation and amortization	68	77	139	163
Americas management and franchising
Management and franchise fees revenues	96	92	184	167
Other revenues from managed properties	416	398	816	777
Intersegment revenues (b)	21	24	40	45
Adjusted EBITDA	81	79	150	135
Depreciation and amortization	4	4	9	9
ASPAC management and franchising
Management and franchise fees revenues	23	20	44	41
Other revenues from managed properties	21	19	40	35
Intersegment revenues (b)	1	—	1	1
Adjusted EBITDA	12	11	23	22
Depreciation and amortization	1	—	1	—
EAME/SW Asia management
Management and franchise fees revenues	17	19	33	37
Other revenues from managed properties	14	13	28	25
Intersegment revenues (b)	3	4	6	7
Adjusted EBITDA	9	10	15	21
Depreciation and amortization	2	1	3	3
Corporate and other
Revenues	10	33	19	63
Adjusted EBITDA	(32)	(26)	(73)	(57)
Depreciation and amortization	1	1	3	3
Eliminations (b)
Revenues	(25)	(28)	(47)	(53)
Adjusted EBITDA	—	—	—	—
Depreciation and amortization	—	—	—	—
TOTAL
Revenues	$1,112	$1,158	$2,166	$2,232
Adjusted EBITDA	210	231	379	403
Depreciation and amortization	76	83	155	178

(a)
In conjunction with our regular assessment of impairment indicators in the second quarter of 2014, we identified property and equipment whose carrying value exceeded its fair value and as a result recorded a $7 million impairment charge to asset impairments on our condensed consolidated statements of income in the three and six months ended June 30, 2014.

(b)	Intersegment revenues are included in the management and franchise fees revenues and eliminated in Eliminations.

The table below shows summarized consolidated balance sheet information by segment:

Total Assets	June 30, 2015	December 31, 2014
Owned and leased hotels	$5,789	$5,682
Americas management and franchising	1,313	1,165
ASPAC management and franchising	110	106
EAME/SW Asia management	181	184
Corporate and other	3,694	4,030
Eliminations (a)	(3,245)	(3,024)
TOTAL	$7,842	$8,143

(a)	Segment assets include intercompany and investments in subsidiaries which are eliminated in Eliminations.
The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three and six months ended June 30, 2015 and June 30, 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Adjusted EBITDA	$210	$231	$379	$403
Equity earnings (losses) from unconsolidated hospitality ventures	(23)	23	(29)	16
Asset impairments	—	(7)	—	(7)
Gains on sales of real estate	1	1	9	62
Other income (loss), net (see Note 16)	4	(1)	(14)	(13)
Net income attributable to noncontrolling interests	—	(1)	—	(1)
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(19)	(25)	(42)	(45)
EBITDA	173	221	303	415
Depreciation and amortization	(76)	(83)	(155)	(178)
Interest expense	(17)	(18)	(34)	(37)
Provision for income taxes	(40)	(46)	(52)	(70)
Net income attributable to Hyatt Hotels Corporation	$40	$74	$62	$130

15.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$40	$75	$62	$131
Net income attributable to noncontrolling interests	—	(1)	—	(1)
Net income attributable to Hyatt Hotels Corporation	$40	$74	$62	$130
Denominator:
Basic weighted average shares outstanding	144,273,897	154,226,718	145,784,133	154,836,156
Share-based compensation	1,229,753	994,516	1,286,333	980,039
Diluted weighted average shares outstanding	145,503,650	155,221,234	147,070,466	155,816,195
Basic Earnings Per Share:
Net income	$0.28	$0.49	$0.43	$0.85
Net income attributable to noncontrolling interests	—	(0.01)	—	(0.01)
Net income attributable to Hyatt Hotels Corporation	$0.28	$0.48	$0.43	$0.84
Diluted Earnings Per Share:
Net income	$0.27	$0.49	$0.42	$0.84
Net income attributable to noncontrolling interests	—	(0.01)	—	(0.01)
Net income attributable to Hyatt Hotels Corporation	$0.27	$0.48	$0.42	$0.83
The computations of diluted net income per share for the three and six months ended June 30, 2015 and June 30, 2014 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs because they are anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock-settled SARs	13,600	41,500	8,000	44,500

16.    OTHER INCOME (LOSS), NET
The table below provides a reconciliation of the components in other income (loss), net, for the three and six months ended June 30, 2015 and June 30, 2014, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Guarantee liability amortization	$3	$2	$5	$4
Performance guarantee income (expense)	2	4	(14)	(13)
Interest income	2	3	4	5
Foreign currency losses	—	(1)	(7)	(1)
Provisions on hotel loans	(2)	—	(2)	—
Cost method investment income	—	—	—	1
Realignment costs	—	(6)	—	(6)
Transaction costs	—	(3)	—	(3)
Other	(1)	—	—	—
Other income (loss), net	$4	$(1)	$(14)	$(13)

17.    SUBSEQUENT EVENT
On July 30, 2015, the Company's board of directors authorized the repurchase of up to an additional $400 million of the Company's common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion. The common stock repurchase program applies to the Company’s Class A common stock and/or the Company’s Class B common stock. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. From July 1, 2015 through July 31, 2015, the Company repurchased 430,659 shares of common stock at a weighted average price of $57.02 per share, for an aggregate purchase price of approximately $25 million. As of July 31, 2015, the Company had approximately $475 million remaining under its repurchase authorization.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report contains "forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, financial performance, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would" and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; limited visibility with respect to future bookings; loss of key personnel; hostilities, or fear of hostilities, including future terrorist attacks, that affect travel; travel-related accidents; natural or man-made disasters such as earthquakes, tsunamis, tornadoes, hurricanes, floods, oil spills, nuclear incidents and global outbreaks of pandemics or contagious diseases or fear of such outbreaks; our ability to successfully achieve certain levels of operating profits at hotels that have performance guarantees in favor of our third party owners; the impact of hotel renovations; our ability to successfully execute our common stock repurchase program; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through Internet travel intermediaries; changes in the tastes and preferences of our customers, including the entry of new competitors in the lodging business; relationships with associates and labor unions and changes in labor laws; financial condition of, and our relationships with, third-party property owners, franchisees and hospitality venture partners; if our third-party owners, franchisees or development partners are unable to access capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions and the introduction of new brand concepts; the timing of acquisitions and dispositions; failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals); unforeseen terminations of our management or franchise agreements; changes in federal, state, local or foreign tax law; increases in interest rates and operating costs; foreign exchange rate fluctuations or currency restructurings; lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access such markets; changes in the competitive environment in our industry and the markets where we operate; cyber risks and information technology failures; outcomes of legal proceedings; and violations of regulations or laws related to our franchising business. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and accompanying Notes, which appear elsewhere in this Quarterly Report on Form 10-Q.
Executive Overview
We are a global hospitality company engaged in the development, operation, management, franchising, licensing and ownership of a portfolio of properties, including hotels, resorts and residential and vacation ownership properties around the world. As of June 30, 2015, our worldwide property portfolio consisted of 618 properties (160,205 rooms and units), including:

•	253 managed properties (85,835 rooms), all of which we operate under management agreements with third-party property owners;

•	257 franchised properties (41,730 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	33 owned properties (17,300 rooms) (including 1 consolidated hospitality venture), 1 capital leased property (171 rooms), and 7 operating leased properties (2,411 rooms), all of which we manage;

•	20 managed properties and 10 franchised properties owned or leased by unconsolidated hospitality ventures (7,956 rooms);

•	5 all inclusive resorts (1,881 rooms), all of which are owned and operated by an unconsolidated hospitality venture that has franchise agreements with us;

•	16 vacation ownership properties (1,038 units), all of which are licensed by Interval Leisure Group ("ILG") under the Hyatt Residence Club brand and operated by third-parties; and

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

The results of our unallocated corporate overhead, our vacation ownership business prior to the sale in the fourth quarter of 2014, license fees related to Hyatt Residence Club, and Hyatt co-branded credit card are reported within corporate and other. See Note 14 for further discussion of our segment structure.
During the three months ended June 30, 2015, we announced several transactions that are consistent with our goal to expand our brands. We opened our first two hotels under our new Hyatt Centric brand: Hyatt Centric The Loop Chicago and Hyatt Centric South Beach Miami. The Hyatt Centric brand is a full service lifestyle brand designed for business and leisure travelers. We opened Grand Hyatt Playa del Carmen Resort, marking the first Grand Hyatt in Mexico. We opened twelve select service hotels, including ten hotels in the United States, one hotel in Armenia and our first Hyatt Place hotel in Africa.
Our financial performance for the quarter ended June 30, 2015 reflects a decrease in our consolidated revenues of $46 million, or 4%, compared to the quarter ended June 30, 2014. Owned and leased hotels revenues for the quarter ended June 30, 2015 decreased by $52 million compared to the quarter ended June 30, 2014, which included net unfavorable currency impacts of $17 million. The decrease in owned and leased hotels revenues was driven by a decrease of $60 million in non-comparable hotels, including $3 million in net unfavorable currency impacts, due to dispositions in 2014 and 2015. See "—Segment Results" below for a discussion of the non-comparable owned and leased hotels' activity. These decreases were partially offset by increased comparable owned and leased hotels revenues of $8 million, which included $14 million in net unfavorable currency impacts. The increase in comparable hotels revenues during the three months ended June 30, 2015 was primarily driven by revenue growth at our United States comparable full service hotels, which was due to improved transient average daily rate ("ADR") and demand, group ADR, and food and beverage revenues.
Our management and franchise fees for the quarter ended June 30, 2015 increased $9 million compared to the quarter ended June 30, 2014. Fee increases were primarily due to increased franchise and management fees from new and converted hotels and improved performance at existing hotels in the Americas. Other fee revenues also increased as a result of amortization of deferred gains from hotels sold subject to long-term management agreements. The increase in fees in the ASPAC management and franchising segment was primarily driven by an increase in incentive and other fees. These increases were partially offset by decreased management fee revenues in the EAME/SW Asia management segment, primarily from properties in Europe due to impacts from the stronger U.S. dollar and decreased performance at certain properties in the Middle East.
Our consolidated Adjusted EBITDA for the second quarter of 2015 decreased by $21 million compared to the second quarter of 2014. The decrease was primarily driven by our owned and leased hotels segment and corporate and other which had Adjusted EBITDA decreases of $17 million and $6 million, respectively. The decrease in owned and leased hotels segment Adjusted EBITDA included net unfavorable currency impacts of $3 million. See "Non-GAAP Measure Reconciliation" below for an explanation of how we use Adjusted EBITDA, why we present it and material limitations on its usefulness.
Comparable full service Revenue per Available Room ("RevPAR") within our Americas management and franchising segment increased 6.3% (or 7.3% excluding the unfavorable effects of currency) during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The improvement in RevPAR was primarily driven by improved transient ADR and increased group ADR and demand. Group booking activity increased during the quarter, representing the tenth consecutive quarter of year over year increases. Group booking activity and pace continues to reflect strength due to increased demand from corporate and association groups. Comparable select service RevPAR within our Americas management and franchising segment increased 7.2% during the three months ended June 30, 2015 compared to the same period in the prior year, driven primarily by increased ADR.
Comparable RevPAR in our ASPAC management and franchising segment decreased 4.2% (or increased 2.2% excluding the unfavorable effects of currency) for the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014. Excluding the unfavorable currency impacts, the increase in RevPAR was primarily driven by increased occupancy in most areas within the region and increased ADR in west China, Japan and Macau.
Our EAME/SW Asia management segment had comparable full service RevPAR declines of 13.2% (or a decrease of 0.2% excluding the unfavorable effects of currency) for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Excluding the unfavorable currency impacts, the decrease in RevPAR was driven by decreased ADR and occupancy in the Middle East partially offset by improved ADR in Europe and improved occupancy in India.
Selling, general, and administrative expenses, excluding the impact of the rabbi trust, for the quarter ended June 30, 2015 decreased $2 million compared to the quarter ended June 30, 2014. The $2 million decrease in costs includes an $8 million decrease due to the sale of our vacation ownership business in the fourth quarter of 2014. Excluding both rabbi trust and the impact from the sale of our vacation ownership business, selling, general, and administrative costs increased $6 million in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, which was primarily driven by a $2 million increase in professional fees and a $2 million increase in marketing costs.
As of June 30, 2015, we had $644 million in cash and cash equivalents. At June 30, 2015, we had available credit facilities with banks for various corporate purposes. The amount of undrawn borrowing availability as of June 30, 2015 was approximately $1.5 billion.

Results of Operations
Three and Six Months Ended June 30, 2015 Compared with Three and Six Months Ended June 30, 2014
Consolidated Results

	Three Months Ended June 30,
(In millions, except percentages)	2015	2014	Better / (Worse)
REVENUES:
Total revenues	$1,112	$1,158	$(46)	(4)%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	391	430	39	9%
Depreciation and amortization	76	83	7	8%
Other direct costs	7	10	3	30%
Selling, general, and administrative	73	80	7	9%
Other costs from managed properties	451	440	(11)	(3)%
Direct and selling, general, and administrative expenses	998	1,043	45	4%
Net gains and interest income from marketable securities held to fund operating programs	1	8	(7)	(88)%
Equity earnings (losses) from unconsolidated hospitality ventures	(23)	23	(46)	(200)%
Interest expense	(17)	(18)	1	6%
Asset impairments	—	(7)	7	100%
Gains on sales of real estate	1	1	—	—%
Other income (loss), net	4	(1)	5	500%
INCOME BEFORE INCOME TAXES	80	121	(41)	(34)%
PROVISION FOR INCOME TAXES	(40)	(46)	6	13%
NET INCOME	40	75	(35)	(47)%
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(1)	1	100%
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$40	$74	$(34)	(46)%

	Six Months Ended June 30,
(In millions, except percentages)	2015	2014	Better / (Worse)
REVENUES:
Total revenues	$2,166	$2,232	$(66)	(3)%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	775	845	70	8%
Depreciation and amortization	155	178	23	13%
Other direct costs	12	18	6	33%
Selling, general, and administrative	167	167	—	—%
Other costs from managed properties	884	856	(28)	(3)%
Direct and selling, general, and administrative expenses	1,993	2,064	71	3%
Net gains and interest income from marketable securities held to fund operating programs	9	12	(3)	(25)%
Equity earnings (losses) from unconsolidated hospitality ventures	(29)	16	(45)	(281)%
Interest expense	(34)	(37)	3	8%
Asset impairments	—	(7)	7	100%
Gains on sales of real estate	9	62	(53)	(85)%
Other income (loss), net	(14)	(13)	(1)	(8)%
INCOME BEFORE INCOME TAXES	114	201	(87)	(43)%
PROVISION FOR INCOME TAXES	(52)	(70)	18	26%
NET INCOME	62	131	(69)	(53)%
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(1)	1	100%
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$62	$130	$(68)	(52)%
Revenues.    Consolidated revenues for the three months ended June 30, 2015 decreased $46 million, or 4%, compared to the three months ended June 30, 2014, which included $22 million in net unfavorable foreign currency impacts, and an $11 million increase in other revenues from managed properties. Consolidated revenues for the six months ended June 30, 2015 decreased $66 million, or 3%, compared to the six months ended June 30, 2014, which included $38 million in net unfavorable foreign currency impacts, and a $28 million increase in other revenues from managed properties.
Other revenues from managed properties includes a decrease in gains of $4 million and $3 million resulting from changes in the underlying assets held for our benefit programs funded through a rabbi trust for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, respectively. These gains are offset in other costs from managed properties, thus having no net impact to our earnings. Excluding these amounts, other revenues from managed properties increased $15 million, or 3%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and increased $31 million, or 4%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increases in other revenues from managed properties for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 were due to a higher volume of reimbursements paid to us by our managed properties for increased participation in our Gold Passport program, increased payroll and related benefits expense, increased marketing expense and increased technology costs, which was driven in part by new hotel openings and previously owned hotels that have been sold subject to long-term management agreements. These increases were partially offset by a decrease in reimbursements due to the sale of our vacation ownership business in 2014.
Owned and leased hotels revenues decreased $52 million and $91 million for the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014, which included $17 million and $30 million in net unfavorable currency impacts, respectively. Non-comparable owned and leased hotels revenues decreased $60 million and $117 million in the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, respectively, which included $3 million and $4 million, respectively, in net unfavorable currency impacts. These decreases in non-comparable owned and leased hotels revenues were driven by dispositions during 2014 and 2015. See “—Segment Results” below for a discussion of the non-comparable owned and leased hotels activity.
Comparable owned and leased hotels revenues increased $8 million and $26 million during the three and six month periods ended June 30, 2015, respectively, compared to the same periods in the prior year, which includes net unfavorable foreign currency impacts of $14 million and $26 million, respectively. The increases during the three and six months ended June 30, 2015 were primarily driven by increases of $20 million and $47 million, respectively, at our full service hotels in the United States, partially offset by decreases of $12 million and $21 million, respectively, at our international hotels. These decreases in comparable international hotels were driven by unfavorable net currency impacts of $14 million and $26 million, respectively. For the three months ended June 30, 2015, revenue growth at our United States comparable full service hotels was driven by improved transient ADR and demand, group ADR, and food and beverage revenues. For the six months ended June 30, 2015 revenue growth at our United States comparable full service hotels was driven by improved ADR and demand in both group and transient as well as higher food and beverage revenues.
Management and franchise fees increased $9 million and $25 million during the three and six month periods ending June 30, 2015, respectively, when compared to the same periods in the prior year, which included $5 million and $8 million in net unfavorable currency impacts, respectively.
Included in consolidated management and franchise fees for the three months ended June 30, 2015 and June 30, 2014 were the following:

	Three Months Ended June 30,
(in millions, except percentages)	2015	2014	Better / (Worse)
Base management fees	$49	$48	$1	2%
Incentive management fees	30	28	2	7%
Franchise fees	22	17	5	29%
Other fee revenues	11	10	1	10%
Total management and franchise fees	$112	$103	$9	9%
Included in consolidated management and franchise fees for the six months ended June 30, 2015 and June 30, 2014 were the following:

	Six Months Ended June 30,
(in millions, except percentages)	2015	2014	Better / (Worse)
Base management fees	$93	$89	$4	4%
Incentive management fees	60	55	5	9%
Franchise fees	43	31	12	39%
Other fee revenues	21	17	4	24%
Total management and franchise fees	$217	$192	$25	13%
The increases in franchise fees were primarily driven by new and converted hotels and improved performance at existing hotels in the Americas. The increases in management fees were largely driven by full service hotels in the United States which benefited from improved group ADR and demand, transient ADR, and food and beverage revenues. The increases in other fee revenues were driven by the amortization of deferred gains from hotels sold subject to long-term management agreements. These increases were partially offset by decreased management fee revenues in the EAME/SW Asia management segment, primarily from properties in Europe due to impacts from the stronger U.S. dollar and decreased performance at certain properties in the Middle East.
Other revenues decreased $14 million and $28 million during the three and six months ended June 30, 2015, respectively, compared to the same periods ended June 30, 2014. The decreases were primarily driven by a $17 million and $33 million decrease, respectively, related to the sale of our vacation ownership business during the fourth quarter of 2014, which was partially offset by increased revenues of $3 million and $5 million, respectively, related to our co-branded credit card.

The table below provides a breakdown of revenues by segment for the three and six months ended June 30, 2015 and June 30, 2014. For further discussion of segment revenues for the periods presented, please refer to “—Segment Results” below.

	Three Months Ended June 30,
(in millions, except percentages)	2015	2014	Better / (Worse)
Owned and leased hotels	$540	$592	$(52)	(9)%
Americas management and franchising	512	490	22	4%
ASPAC management and franchising	44	39	5	13%
EAME/SW Asia management	31	32	(1)	(3)%
Corporate and other	10	33	(23)	(70)%
Eliminations	(25)	(28)	3	11%
Consolidated revenues	$1,112	$1,158	$(46)	(4)%

	Six Months Ended June 30,
(in millions, except percentages)	2015	2014	Better / (Worse)
Owned and leased hotels	$1,049	$1,140	$(91)	(8)%
Americas management and franchising	1,000	944	56	6%
ASPAC management and franchising	84	76	8	11%
EAME/SW Asia management	61	62	(1)	(2)%
Corporate and other	19	63	(44)	(70)%
Eliminations	(47)	(53)	6	11%
Consolidated revenues	$2,166	$2,232	$(66)	(3)%
Owned and leased hotels expense.    Owned and leased hotels expense decreased $39 million and $70 million in the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014.
Non-comparable owned and leased hotels expense decreased $37 million and $78 million during the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year, due to the sale of four full service hotels and 52 select service hotels in 2014 and the sale of one full service hotel and one select service hotel in 2015. Comparable owned and leased hotels expense was flat and increased $10 million in the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year, the increase in the six month comparable period was primarily driven by increased rent expense at certain properties and higher commissions. Additionally, expenses recognized with respect to our employee benefit programs funded through a rabbi trust decreased $2 million for both the three and six months ended June 30, 2015 compared to the same periods in 2014. In each reporting period, changes in these expenses are fully offset within net gains and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.
Depreciation and amortization expense.    Depreciation and amortization expense decreased by $7 million and $23 million in the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014. The decreases were driven by non-comparable hotel depreciation expense due primarily to hotels sold during 2014 and 2015, partially offset by acquired or newly opened hotels.
Other direct costs.    Other direct costs, which includes costs associated with our vacation ownership business prior to the sale in the fourth quarter of 2014 and our co-branded credit card, decreased $3 million and $6 million in the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014. These decreases were primarily due to the sale of our vacation ownership business, partially offset by increased costs related to our co-branded credit card.
Selling, general, and administrative expenses.    Selling, general, and administrative expenses decreased $7 million and were flat in the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014. Included in selling, general, and administrative expenses is the financial performance of the investment securities held in a rabbi trust to fund certain benefit programs. The financial performance of these investments resulted in a decrease in costs of $5 million and $1 million for the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014. These expenses are offset in net gains and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.
Excluding the rabbi trust amounts, selling, general, and administrative costs decreased $2 million, or 3%, and increased $1 million, or 1%, in the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014. The $2 million decrease in costs in the three month period includes an $8 million decrease due to the sale of our vacation ownership business. Excluding both rabbi trust and the impact from the sale of our vacation ownership business, selling, general, and administrative costs increased $6 million, or 9%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The $6 million increase in costs was primarily driven by a $2 million increase in professional fees and a $2 million increase in marketing costs. For the six month period, the $1 million increase in costs includes a $16 million decrease due to the sale of our vacation ownership business. Excluding both rabbi trust and the impact from the sale of our vacation ownership business, selling, general, and administrative costs increased $17 million, or 12%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, which was driven by an $11 million increase in payroll and related costs, primarily due to stock based compensation expense recognized in connection with stock grants made to certain individuals, which were expensed in full upon grant, and a $4 million increase in professional fees.
Net gains and interest income from marketable securities held to fund operating programs.    Net gains and interest income from marketable securities held to fund operating programs includes securities held to fund our benefit programs funded through a rabbi trust and securities held to fund our Gold Passport program. These securities in total generated net gains of $1 million and $8 million for the three months ended June 30, 2015 and June 30, 2014, respectively, which were primarily attributable to the marketable securities held to fund our benefit programs funded through a rabbi trust. These gains are driven by the market performance of the underlying securities. The gains and losses on securities held in the rabbi trust are offset by our owned and leased hotels expense for our hotel colleagues and by our selling, general, and administrative expenses for our corporate colleagues and personnel supporting our business segments, having no net impact on our earnings. Of the $7 million decrease in the underlying securities in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, $5 million was offset in selling, general, and administrative expenses and $2 million was offset in owned and leased hotels expense.
Net gains from marketable securities held to fund our Gold Passport program and related to our owned and leased hotels were flat in both the three months ended June 30, 2015 and the three months ended June 30, 2014. The gains and losses on securities held to fund our Gold Passport program and related to our owned and leased hotels are offset by corresponding changes to our owned and leased hotels revenues, thus having no net impact on our earnings.
During the six months ended June 30, 2015 and June 30, 2014, marketable securities held to fund operating programs generated net gains of $9 million and $12 million, respectively. Marketable securities held to fund our benefit programs funded through a rabbi trust resulted in net gains of $8 million and $11 million during the six months ended June 30, 2015 and June 30, 2014, respectively. These gains are driven by the market performance of the underlying securities. The gains on securities held in the rabbi trust are offset by our owned and leased hotels expense for our hotel staff and by our selling, general and administrative expenses for our corporate staff and personnel supporting our business segments, having no net impact on our earnings. The change in the underlying securities in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was a $3 million decrease, resulting in a $1 million decrease offset in selling, general and administrative expenses and a $2 million decrease offset in owned and leased hotels expense.
Marketable securities held to fund our Gold Passport program and related to our owned and leased hotels generated a net gain of $1 million in both the six months ended June 30, 2015 and the six months ended June 30, 2014. The gains and losses on securities held to fund our Gold Passport program and related to our owned and leased hotels are offset by corresponding changes to our owned and leased hotels revenues, thus having no net impact on our earnings.
Equity earnings (losses) from unconsolidated hospitality ventures.    Equity losses from unconsolidated hospitality ventures were $23 million and $29 million in the three and six months ended June 30, 2015, respectively, compared to equity earnings from unconsolidated hospitality ventures of $23 million and $16 million in the three and six months ended June 30, 2014, respectively. The three and six month periods ended June 30, 2015 included $28 million and $33 million of equity losses, respectively, related to two foreign joint ventures. Such losses are attributable to the following, among other items: (i) foreign currency losses recorded by one of our joint ventures which holds loans denominated in a currency other than its functional currency, resulting in losses due to currency volatility during the period, and (ii) operating and non-operating losses related to one of our joint ventures driven primarily by interest, tax, and other nonrecurring expenses recorded during the period. Additionally, the three and six months ended June 30, 2014 included $20 million in gains on the sale of a hotel by a joint venture in which we held an interest. These decreases were partially offset by a $4 million and $1 million increase in distributions in the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014.
We hold investments in certain foreign unconsolidated hospitality ventures that have a functional currency other than the U.S. dollar, which results in currency translation adjustments recorded to our condensed consolidated balance sheets. During the second half of 2015, we anticipate selling an entity that holds an interest in one of our foreign currency denominated unconsolidated hospitality ventures. Upon sale or substantial liquidation of the entity, we would be required to release the accumulated currency translation loss, which is estimated to be approximately $20 million based on current exchange rates and would be recorded through equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income.
Interest expense.    Interest expense decreased $1 million and $3 million in the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014. The decreases in interest expense were primarily due to a reduction in interest expense on the Hyatt Regency Grand Cypress capital lease, for which we exercised our purchase option during 2014.
Asset impairments.    Asset impairments are recorded as necessary based on our regular evaluation of impairment indicators. There were no asset impairment charges recognized in the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014, we recognized $7 million in asset impairment charges, related to property and equipment within our owned and leased hotels segment.
Gains on sales of real estate.    Gains on sales of real estate were $1 million and $9 million in the three and six months ended June 30, 2015, respectively, compared to gains on sales of real estate of $1 million and $62 million in the three and six months ended June 30, 2014, respectively. During the three months ended June 30, 2015, we sold a Hyatt House property for $5 million to an unrelated third party, resulting in a $1 million pre-tax gain. During the six months ended June 30, 2015, we sold Hyatt Regency Indianapolis for $69 million, net of closing costs, to an unrelated third party resulting in a pre-tax gain of $8 million, and entered into a long-term franchise agreement with the owner of the property. During the six months ended June 30, 2014, we sold nine select service hotels and one full service hotel to an unrelated third party for a combined $311 million, net of closing costs, and we recorded a pre-tax gain of $62 million in the six months ended June 30, 2014, of which $1 million was recorded during the three months ended June 30, 2014 due to post-closing adjustments. We recognize the gains on sales of real estate on our condensed consolidated statements of income in the period of sale when we have concluded we do not retain significant continuing involvement with the hotel.

Other income (loss), net.    Other income (loss), net increased $5 million and decreased $1 million in the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014. The table below provides a breakdown of other income (loss), net, for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30,
(in millions)	2015	2014	Better / (Worse)
Guarantee liability amortization	$3	$2	$1	50%
Performance guarantee income (expense) (1)	2	4	(2)	(50)%
Interest income	2	3	(1)	(33)%
Foreign currency losses	—	(1)	1	100%
Provisions on hotel loans	(2)	—	(2)	(100)%
Realignment costs (2)	—	(6)	6	100%
Transaction costs (3)	—	(3)	3	100%
Other	(1)	—	(1)	(100)%
Other income (loss), net	$4	$(1)	$5	500%

(1)
Primarily driven by the four managed hotels in France as profit was above the operating profit threshold for the three months ended June 30, 2015 and June 30, 2014. However, for the six months ended June 30, 2015 and June 30, 2014, profit is below the operating profit threshold. See Note 10 for further details.

(2)	Amounts represent separation, recruiting and relocation costs incurred associated with the realignment of key management positions.

(3)	Represents transaction costs incurred in connection with the sale of Hyatt Residential Group.

	Six Months Ended June 30,
(in millions)	2015	2014	Better / (Worse)
Guarantee liability amortization	$5	$4	$1	25%
Performance guarantee income (expense) (1)	(14)	(13)	(1)	(8)%
Interest income	4	5	(1)	(20)%
Foreign currency losses	(7)	(1)	(6)	(600)%
Provisions on hotel loans	(2)	—	(2)	(100)%
Cost method investment income	—	1	(1)	(100)%
Realignment costs (2)	—	(6)	6	100%
Transaction costs (3)	—	(3)	3	100%
Other income (loss), net	$(14)	$(13)	$(1)	(8)%

(1)
Includes $16 million and $15 million expense in the first quarter of 2015 and 2014, respectively, as we were required to pay the owner of the four managed hotels in France in accordance with our agreement. In the second quarters of 2015 and 2014, we outperformed the operating profit threshold and recorded $1 million and $3 million, respectively, of income for the four managed hotels in France. See Note 10 for further details.

(2)	Amounts represent separation, recruiting and relocation costs incurred associated with the realignment of key management positions.

(3)	Represents transaction costs incurred in connection with the sale of Hyatt Residential Group.
Provision for income taxes.    Our effective income tax rate was 50.0% and 37.8% for the three months ended June 30, 2015 and June 30, 2014, respectively, and 45.6% and 34.7% for the six months ended June 30, 2015 and June 30, 2014, respectively.
For the three months ended June 30, 2015, the effective tax rate was higher than the U.S. statutory federal income tax rate of 35% primarily due to the effect of state taxes on operations and the effect of certain foreign joint venture losses that are not benefited. These items are partially offset by a benefit of $4 million (including $3 million of interest and penalties) related to the expiration of statutes of limitations in certain foreign locations and a benefit of $2 million related to a state legislative change enacted in the quarter. For the six months ended June 30, 2015, our effective tax rate was higher than the U.S. statutory federal income tax rate of 35% primarily due to the above-mentioned items, as well as a $2 million benefit for deferred tax adjustments to reflect the impact of regulations issued by the Internal Revenue Service in the first quarter of 2015.
For the three months ended June 30, 2014, the effective tax rate was higher than the U.S. statutory federal income tax rate of 35% primarily due to the impact of our earnings in locations with higher tax rates, partially offset by a benefit of $4 million (including $2 million of interest and penalties) related to the expiration of statutes of limitations in certain foreign locations and a benefit of $2 million related to the settlement of tax audits. For the six months ended June 30, 2014, the effective tax rate was lower than the U.S. statutory federal income tax rate of 35% primarily due to the above-mentioned items, as well as a $4 million benefit for the release of a valuation allowance of a foreign subsidiary and a benefit of $2 million related to a state legislative change enacted in the first quarter of 2014.
Segment Results
We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA, as described in Note 14. The segment results presented below are presented before intersegment eliminations.
Owned and Leased Hotels.    Revenues decreased $52 million and $91 million in the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014, which included $17 million and $30 million in net unfavorable currency impacts.
Comparable hotels revenues increased $8 million and $26 million in the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014, which included $14 million and $26 million, respectively, in net unfavorable currency impacts. The increases during the three and six months ended June 30, 2015 were primarily driven by a $20 million and $47 million increase, respectively, at our full service hotels in the United States, partially offset by a $12 million and $21 million decrease, respectively, at our international hotels. The decreases in comparable international hotels were driven by unfavorable net currency impacts of $14 million and $26 million, respectively. For the three months ended June 30, 2015, revenue growth at our United States comparable full service hotels was driven by improved transient ADR and demand, group ADR, and food and beverage revenues. For the six months ended June 30, 2015 revenue growth at our United States comparable full service hotels was driven by improved ADR and demand in both group and transient as well as higher food and beverage revenues.
Comparable RevPAR at our owned and leased hotels in the three and six months ended June 30, 2015 increased by 1.5% (or 4.8% excluding the net unfavorable currency impacts) and 2.6% (or 5.6% excluding the net unfavorable currency impacts), respectively, compared to the three and six months ended June 30, 2014. Excluding the unfavorable currency impacts, these increases were primarily driven by improved ADR.
Non-comparable owned and leased hotels revenues decreased $60 million and $117 million in the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014, which included $3 million and $4 million in net unfavorable currency impacts.
The decreases in non-comparable owned and leased hotels revenues were driven by the following activity, in order of significance:
•sale of four full service hotels and 52 select service hotels in 2014; and
•sale of one full service hotel in 2015.
These decreases in revenues were partially offset by the following activity:

•	the acquisition of a full service hotel from an unconsolidated hospitality venture in 2014; and

•	one full service and one select service hotel opening in 2014.
During the three months ended June 30, 2015, we removed one property that was sold during the period from the comparable owned and leased hotels results. During the six months ended June 30, 2015, we removed two properties that were sold during the period from the comparable owned and leased hotels results.

	Three Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2015	2014	Better / (Worse)	2015	2014	Change in Occ % pts	2015	2014	Better / (Worse)
Total Owned and Leased Hotels	$172	$169	1.5%	79.4%	79.2%	0.2%	$216	$214	1.2%

	Three Months Ended June 30,
(in millions except percentages)	2015	2014	Better / (Worse)
Segment Revenues	$540	$592	$(52)	(8.8)%
Segment Adjusted EBITDA	$140	$157	$(17)	(10.8)%

	Six Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2015	2014	Better / (Worse)	2015	2014	Change in Occ % pts	2015	2014	Better / (Worse)
Total Owned and Leased Hotels	$168	$164	2.6%	77.4%	76.5%	0.9%	$218	$214	1.4%

	Six Months Ended June 30,
(in millions except percentages)	2015	2014	Better / (Worse)
Segment Revenues	$1,049	$1,140	$(91)	(8.0)%
Segment Adjusted EBITDA	$264	$282	$(18)	(6.4)%
Adjusted EBITDA decreased by $17 million (including $3 million in net unfavorable currency impacts) and $18 million (including $5 million in net unfavorable currency impacts) in the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014, respectively. Adjusted EBITDA at our comparable owned and leased properties increased $7 million and $15 million during the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, which included $2 million and $3 million net unfavorable currency impacts. For the three months ended June 30, 2015, increases were primarily due to improved transient ADR and demand, group ADR, and food and beverage revenues at our hotels in the United States. For the six months ended June 30, 2015, increases were primarily due to improved ADR and demand in both group and transient as well as higher food and beverage revenues at our hotels in the United States, partially offset by increased rent expense at certain properties and higher commissions. Adjusted EBITDA at our non-comparable hotels decreased $18 million and $30 million during the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily due to dispositions, and partially offset by openings and acquisitions during 2014 and 2015.
Adjusted EBITDA at our unconsolidated hospitality venture hotels decreased $6 million and $3 million during the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014, which included $1 million and $2 million net unfavorable currency impacts. The decrease in the three months ended June 30, 2015 was primarily driven by sales of four hotels by unconsolidated hospitality ventures in 2014 in which we held an equity interest, certain nonrecurring expenses at one joint venture, partially offset by improved performance at a venture that operates in a resort market. The decrease in the six months ended June 30, 2015 was primarily driven by sales of four hotels by unconsolidated hospitality ventures in 2014 in which we held an equity interest and weaker performance in certain international markets which was partially offset by improved performance and hotel openings at two ventures that operate in resort markets.
Americas management and franchising.    Americas management and franchising segment revenues increased by $22 million and $56 million in the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014, which included $2 million and $2 million net unfavorable currency impacts. Other revenues from managed properties increased by $18 million and $39 million in the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014. These increases in other revenues from managed properties were due to a higher volume of reimbursements paid to us by our managed properties for increased participation in our Gold Passport program, increased payroll and related benefits expense, increased marketing expense and increased technology costs. The increased volume of reimbursements was also driven in part by new hotel openings and owned hotels that have been sold subject to long-term management agreements.

Management, franchise and other fees increased by $4 million and $17 million during the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014. Franchise fees increased $5 million and $12 million during the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year, primarily driven by new and converted hotels and improved performance at existing hotels. Management fees increased $1 million and $4 million during the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year, largely driven by full service hotels in the United States which benefited from improved group ADR and demand, transient ADR, and food and beverage revenues. Other fee revenues decreased $2 million and increased $1 million in the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. The three month period in the prior year included termination fees of $5 million which drove the decrease in other fee revenues during the three months ended June 30, 2015 compared to the same period in the prior year and was partially offset by the amortization of deferred gains from hotels sold subject to long-term management agreements. The increase in other fee revenues during the six months ended June 30, 2015 compared to the same period in the prior year was driven by the amortization of deferred gains from hotels sold subject to long-term management agreements.
Our full service hotels comparable RevPAR improved 6.3% (or 7.3% excluding the unfavorable currency impacts) and 6.9% (or 7.8% excluding the unfavorable currency impacts) in the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. The increases were primarily due to increased transient ADR and group ADR and demand. Comparable RevPAR at our select service hotels in the three and six months ended June 30, 2015 increased by 7.2% and 8.6%, respectively, compared to the three and six months ended June 30, 2014, driven primarily by increased ADR.
During the three months ended June 30, 2015, we removed no properties from the comparable Americas full service systemwide hotels and no properties from the comparable Americas select service systemwide hotels. During the six months ended June 30, 2015, we removed one property that left the chain from the comparable Americas full service systemwide hotels and no properties from the comparable Americas select service systemwide hotels.

	Three Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2015	2014	Better / (Worse)	2015	2014	Change in Occ % pts	2015	2014	Better / (Worse)
Americas Full Service	$158	$149	6.3%	79.9%	78.9%	1.0%	$198	$188	5.0%
Americas Select Service	105	98	7.2%	81.2%	80.7%	0.5%	130	122	6.6%

	Three Months Ended June 30,
(in millions except percentages)	2015	2014	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$96	$92	$4	4.3%
Other Revenues from Managed Properties	416	398	18	4.5%
Total Segment Revenues	$512	$490	$22	4.5%
Segment Adjusted EBITDA	$81	$79	$2	2.5%

	Six Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2015	2014	Better / (Worse)	2015	2014	Change in Occ % pts	2015	2014	Better / (Worse)
Americas Full Service	$149	$140	6.9%	76.1%	74.8%	1.3%	$196	$187	5.1%
Americas Select Service	100	92	8.6%	77.4%	76.7%	0.7%	129	120	7.6%

	Six Months Ended June 30,
(in millions except percentages)	2015	2014	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$184	$167	$17	10.2%
Other Revenues from Managed Properties	816	777	39	5.0%
Total Segment Revenues	$1,000	$944	$56	5.9%
Segment Adjusted EBITDA	$150	$135	$15	11.1%

Adjusted EBITDA increased by $2 million and $15 million in the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014, which included net unfavorable currency impacts of $2 million in both periods, due to the aforementioned $4 million and $17 million increase in management, franchise and other fees. The increase in management, franchise and other fees was partially offset by an increase in selling, general and administrative expenses of $2 million in both the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, primarily due to increased professional fees.
ASPAC management and franchising.  ASPAC management and franchising segment revenues increased by $5 million and $8 million in the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014, which included $1 million and $2 million in net unfavorable currency impacts. The increase included a $2 million and $5 million increase in other revenues from managed properties in the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014.
Management, franchise and other fees increased $3 million in both the three and six months ended June 30, 2015, compared to the same periods in the prior year. The increase in the three months ended June 30, 2015 was primarily driven by an increase in incentive and other fees, while the increase in the six months ended June 30, 2015 was primarily driven by increased base and incentive fees.
During the three and six months ended June 30, 2015, comparable full service RevPAR decreased 4.2% (or increased 2.2% excluding the unfavorable currency impacts) and decreased 2.2% (or increased 4.0% excluding the unfavorable currency impacts), respectively, compared to the three and six months ended June 30, 2014. Excluding the aforementioned unfavorable currency impacts, the increase in comparable full service RevPAR during the three and six months ended June 30, 2015 was driven by increased occupancy in most areas within the region and increased ADR in west China, Japan and Macau.
During the three months ended June 30, 2015, we removed no properties from the comparable ASPAC full service systemwide hotels. During the six months ended June 30, 2015, we removed two properties from the comparable ASPAC full service systemwide hotels, one property that left the chain and one property as a result of a significant renovation.

	Three Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2015	2014	Better / (Worse)	2015	2014	Change in Occ % pts	2015	2014	Better / (Worse)
ASPAC Full Service	$148	$154	(4.2)%	69.0%	67.0%	2.0%	$215	$230	(6.9)%

	Three Months Ended June 30,
(in millions except percentages)	2015	2014	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$23	$20	$3	15.0%
Other Revenues from Managed Properties	21	19	2	10.5%
Total Segment Revenues	$44	$39	$5	12.8%
Segment Adjusted EBITDA	$12	$11	$1	9.1%

	Six Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2015	2014	Better / (Worse)	2015	2014	Change in Occ % pts	2015	2014	Better / (Worse)
ASPAC Full Service	$148	$151	(2.2)%	67.9%	65.7%	2.2%	$217	$230	(5.4)%

	Six Months Ended June 30,
(in millions except percentages)	2015	2014	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$44	$41	$3	7.3%
Other Revenues from Managed Properties	40	35	5	14.3%
Total Segment Revenues	$84	$76	$8	10.5%
Segment Adjusted EBITDA	$23	$22	$1	4.5%
Adjusted EBITDA increased $1 million in both the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, which included $1 million and $2 million net unfavorable currency impacts. The increases during the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 were driven by the aforementioned increase in management, franchise and other fees partially offset by an increase in selling, general and administrative expenses of $2 million during both the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, primarily due to increased payroll and related costs.
EAME/SW Asia management.  EAME/SW Asia management segment revenues decreased $1 million in both the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, including $2 million and $4 million in net unfavorable currency impacts, respectively. Other revenues from managed properties increased $1 million and $3 million in the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014.
Management and other fees decreased by $2 million and $4 million in the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014. The decreases during the three and six months ended June 30, 2015 were due to a $2 million and $3 million decrease in incentive fees and a $1 million and $2 million decrease in base fees, respectively, primarily driven by properties in Europe due to impacts from the stronger U.S. dollar and decreased performance at certain properties in the Middle East.
During the three and six months ended June 30, 2015, comparable full service RevPAR decreased 13.2% (or decreased 0.2% excluding unfavorable currency impacts) and decreased 10.8% (or increased 0.6% excluding unfavorable currency impacts), respectively, compared to the same periods in the prior year. Excluding the unfavorable currency impacts, the decrease in comparable full service RevPAR during the three months ended June 30, 2015 was driven by decreased ADR and occupancy in the Middle East partially offset by improved ADR in Europe and improved occupancy in India. Excluding the unfavorable currency impacts, the increase in comparable full service RevPAR during the six months ended June 30, 2015 was driven by improved ADR in Europe and improved occupancy in India, partially offset by decreased ADR and occupancy in the Middle East.

During the three and six months ended June 30, 2015, we removed one property that experienced a partial closure from the comparable EAME/SW Asia full service systemwide hotel results.

	Three Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2015	2014	Better / (Worse)	2015	2014	Change in Occ % pts	2015	2014	Better / (Worse)
EAME/SW Asia Full Service	$141	$163	(13.2)%	66.8%	66.8%	—%	$212	$244	(13.2)%

	Three Months Ended June 30,
(in millions except percentages)	2015	2014	Better / (Worse)
Segment Revenues
Management and Other Fees	$17	$19	$(2)	(10.5)%
Other Revenues from Managed Properties	14	13	1	7.7%
Total Segment Revenues	$31	$32	$(1)	(3.1)%
Segment Adjusted EBITDA	$9	$10	$(1)	(10.0)%

	Six Months Ended June 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2015	2014	Better / (Worse)	2015	2014	Change in Occ % pts	2015	2014	Better / (Worse)
EAME/SW Asia Full Service	$138	$154	(10.8)%	65.9%	65.3%	0.6%	$209	$237	(11.6)%

	Six Months Ended June 30,
(in millions except percentages)	2015	2014	Better / (Worse)
Segment Revenues
Management and Other Fees	$33	$37	$(4)	(10.8)%
Other Revenues from Managed Properties	28	25	3	12.0%
Total Segment Revenues	$61	$62	$(1)	(1.6)%
Segment Adjusted EBITDA	$15	$21	$(6)	(28.6)%
Adjusted EBITDA decreased $1 million and $6 million in the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014, which included $2 million and $3 million net unfavorable currency impacts. The decrease in Adjusted EBITDA during the three months ended June 30, 2015 was driven by the aforementioned $2 million decrease in management and other fees, partially offset by a $1 million decrease in selling, general, and administrative costs, primarily driven by bad debt recoveries in the three months ended June 30, 2015 compared to bad debt expense in the three months ended June 30, 2014. The decrease in Adjusted EBITDA during the six months ended June 30, 2015 was driven by the aforementioned $4 million decrease in management and other fees and a $2 million increase in selling, general, and administrative costs, primarily driven by an increase in payroll and related costs.
Corporate and other.    Corporate and other includes unallocated corporate expenses, the results of our vacation ownership business prior to the sale in the fourth quarter of 2014, license fees related to Hyatt Residence Club, and the results of our co-branded credit card. Corporate and other revenues decreased $23 million and $44 million during the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The decreases were primarily due to $17 million and $33 million decreases in other revenues and $10 million and $19 million decreases in other revenues from managed properties during the three and six month periods, respectively, both due to the sale of our vacation ownership business. These decreases were partially offset by a $3 million and $5 million increase in growth of our co-branded credit card program and $1 million and $3 million in license fees related to Hyatt Residence Club recorded during the three and six months ended June 30, 2015.

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions except percentages)	2015	2014	Better / (Worse)		2015	2014	Better / (Worse)
Corporate and other revenues	$10	$33	$(23)	(69.7)%	$19	$63	$(44)	(69.8)%
Corporate and other Adjusted EBITDA	$(32)	$(26)	$(6)	(23.1)%	$(73)	$(57)	$(16)	(28.1)%

Adjusted EBITDA decreased $6 million and $16 million during the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. These decreases were driven by the aforementioned $23 million and $44 million decrease in corporate and other revenues which were partially offset by decreases in other costs from managed properties, selling, general and administrative costs and other direct costs. Other costs from managed properties and selling, general and administrative costs and other direct costs decreased $23 million and $45 million during the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year due to the sale of our vacation ownership business. Excluding the impact of the sale of our vacation ownership business, selling, general and administrative costs increased $3 million and $12 million in the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year, primarily due to increased payroll and related costs and professional fees. The increase in payroll and related costs in the six months ended June 30, 2015 compared to the same period in the prior year was primarily due to stock based compensation expense. Direct costs increased $2 million and $4 million in the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year from our co-branded credit card program.
Eliminations.    Eliminations of $25 million and $47 million for the three and six months ended June 30, 2015, respectively, and eliminations of $28 million and $53 million for the three and six months ended June 30, 2014, respectively, primarily represent fees charged by our management and franchising segments to our owned and leased hotels segment for managing their operations.
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
The following table sets forth Adjusted EBITDA by segment for the three and six months ended June 30, 2015 and June 30, 2014.

	Three Months Ended June 30,
(in millions, except percentages)	2015	2014	Better / (Worse)
Owned and leased hotels	$140	$157	$(17)	(10.8)%
Americas management and franchising	81	79	2	2.5%
ASPAC management and franchising	12	11	1	9.1%
EAME/SW Asia management	9	10	(1)	(10.0)%
Corporate and other	(32)	(26)	(6)	(23.1)%
Consolidated Adjusted EBITDA	$210	$231	$(21)	(9.1)%

	Six Months Ended June 30,
(in millions, except percentages)	2015	2014	Better / (Worse)
Owned and leased hotels	$264	$282	$(18)	(6.4)%
Americas management and franchising	150	135	15	11.1%
ASPAC management and franchising	23	22	1	4.5%
EAME/SW Asia management	15	21	(6)	(28.6)%
Corporate and other	(73)	(57)	(16)	(28.1)%
Consolidated Adjusted EBITDA	$379	$403	$(24)	(6.0)%
The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three and six months ended June 30, 2015 and June 30, 2014:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Adjusted EBITDA	$210	$231	$379	$403
Equity earnings (losses) from unconsolidated hospitality ventures	(23)	23	(29)	16
Asset impairments	—	(7)	—	(7)
Gains on sales of real estate	1	1	9	62
Other income (loss), net	4	(1)	(14)	(13)
Net income attributable to noncontrolling interests	—	(1)	—	(1)
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(19)	(25)	(42)	(45)
EBITDA	173	221	303	415
Depreciation and amortization	(76)	(83)	(155)	(178)
Interest expense	(17)	(18)	(34)	(37)
Provision for income taxes	(40)	(46)	(52)	(70)
Net income attributable to Hyatt Hotels Corporation	$40	$74	$62	$130

Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments and cash generated from our operations. As part of our business strategy, we also recycle capital by using net proceeds from dispositions to support our acquisitions and new investment opportunities. When appropriate, we borrow cash under our revolving credit facility or from other third-party sources, and may also raise funds by issuing debt or equity securities as necessary. We maintain a cash investment policy that emphasizes preservation of capital. At June 30, 2015 and December 31, 2014, we had cash and cash equivalents and short-term investments of $724 million and $815 million, respectively. We believe that our cash position, short-term investments and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives for the foreseeable future.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. During the six months ended June 30, 2015, we continued to make purchases of our common stock under our approved repurchase program. During the three and six months ended June 30, 2015, we repurchased $157 million and $344 million of the Company's common stock, respectively. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. See Note 11 to our condensed consolidated financial statements for further details of our existing repurchase program. As of June 30, 2015, we had $100 million remaining under the share repurchase authorization. On July 30, 2015, the Company's board of directors authorized the repurchase of up to an additional $400 million of the Company's common stock. See Note 17 for further details regarding the 2015 share repurchase plan.
During the six months ended June 30, 2015, we sold Hyatt Regency Indianapolis for a net sales price of $69 million. We entered into a long-term franchise agreement with the purchaser.
During the three months ended June 30, 2015, we sold land and construction in progress for $14 million to an unconsolidated hospitality venture in which Hyatt has a 40% ownership interest. Also during the three months ended June 30, 2015, we sold a Hyatt House hotel for a net sales price of $5 million.
Our current expectation for the performance guarantee related to the four managed hotels in France is that payments under the performance guarantee in 2015 will not have a significant impact on our liquidity and capital resources. See Note 10 to our condensed consolidated financial statements for further information.
Sources and Uses of Cash
At June 30, 2015 and December 31, 2014, we had cash and cash equivalents of $644 million and $685 million, respectively. Additionally, we had short-term investments in certificates of deposit of $80 million and $130 million as of June 30, 2015 and December 31, 2014, respectively.

(in millions)	Six Months Ended June 30,
	2015	2014
Cash provided by (used in):
Operating activities	$184	$253
Investing activities	111	201
Financing activities	(344)	(337)
Effect of changes in exchange rate on cash and cash equivalents	8	(6)
Net (decrease) increase in cash and cash equivalents	(41)	111
Cash and cash equivalents - beginning of year	685	454
Cash and cash equivalents classified as assets held for sale	—	(12)
Cash and cash equivalents - end of period	$644	$553

Cash Flows from Operating Activities
Cash flows provided by operating activities totaled $184 million in the six months ended June 30, 2015, compared to $253 million in the same period last year. In 2015, the timing of certain accruals, prepaids, and distributions received from unconsolidated hospitality ventures had a negative impact on working capital and operating cash flows. This was partially offset by the positive impact from the timing of income tax payments due to prepaid federal income taxes in 2014.
Cash Flows from Investing Activities
Cash flows provided by investing activities totaled $111 million in the six months ended June 30, 2015 compared to $201 million in the same period last year. Specific activity in each period was as follows:
During the six months ended June 30, 2015:

•	We sold Hyatt Regency Indianapolis for approximately $69 million.

•	We sold land and construction in progress for approximately $14 million, of which $12 million has been received.

•	We sold a Hyatt House hotel for approximately $5 million.

•	We released $143 million from escrow to cash and cash equivalents related to release of proceeds from like-kind exchanges.

•	Capital expenditures were $122 million (see "Capital Expenditures" below).

•	We invested $27 million in unconsolidated hospitality ventures.

•	We sold a net total of $23 million of marketable securities and short-term investments.

•	We released $17 million from restricted cash related to the development of a hotel in Brazil.
During the six months ended June 30, 2014:

•
We sold nine select service properties and one full service property for $308 million, net of closing costs and cash transferred, of which $232 million was classified as restricted cash in anticipation of consummation of a like-kind exchange agreement and was released upon the completion of the like-kind exchange.

•	We released $74 million from restricted cash in conjunction with the 2013 sale of Hyatt Key West and the consummation of a like-kind exchange agreement.

•	Capital expenditures were $111 million (see "Capital Expenditures" below).

•	We invested $61 million in investments which includes $48 million in unconsolidated hospitality ventures.

•	We purchased a net total of $19 million of marketable securities and short-term investments.
Cash Flows from Financing Activities
Cash flows used in financing activities totaled $344 million in the six months ended June 30, 2015 compared to $337 million in the six months ended June 30, 2014.
During the six months ended June 30, 2015, the Company repurchased 5,879,003 shares of common stock for an aggregate purchase price of $344 million. During the six months ended June 30, 2014, the Company repurchased 2,735,798 shares of common stock for an aggregate purchase price of $150 million of which $149 million was settled in cash during the period.
During the six months ended June 30, 2014, the Company exercised its purchase option to acquire the Hyatt Regency Grand Cypress hotel for $191 million.
During the six months ended June 30, 2015 and June 30, 2014, we did not draw on our revolving credit facility. During the six months ended June 30, 2015 and June 30, 2014, we drew $11 million and $14 million, respectively, on a construction loan for the development of a hotel in Brazil.

The following is a summary of our debt to capital ratios:

(in millions, except percentages)	June 30, 2015	December 31, 2014
Consolidated debt (1)	$1,391	$1,390
Stockholders’ equity	4,324	4,627
Total capital	5,715	6,017
Total debt to total capital	24.3%	23.1%
Consolidated debt (1)	1,391	1,390
Less: Cash and cash equivalents and short-term investments	724	815
Net consolidated debt (cash and short-term investments)	$667	$575
Net debt to total capital	11.7%	9.6%

(1)
Excludes approximately $670 million and $638 million of our share of unconsolidated hospitality venture indebtedness as of June 30, 2015 and December 31, 2014, respectively, substantially all of which is non-recourse to us.

Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance, enhancements to existing properties and investment in new properties.
During the six months ended June 30, 2015 and June 30, 2014, we had total capital expenditures of $122 million and $111 million, respectively. Maintenance expenditures were $54 million and $38 million for the six months ended June 30, 2015 and June 30, 2014, respectively, with the increase driven by increased technology spending and increased spending at full service properties, partially offset by decreased spending related to owned select service hotels driven by dispositions during 2014. Expenditures related to investments in new properties were $48 million and $41 million for the six months ended June 30, 2015 and June 30, 2014, respectively. This increase is driven by construction spending on our development of a hotel in Brazil, partially offset by decreased spending related to owned select service hotels driven by dispositions during 2014. Enhancements to existing properties were $20 million and $32 million for the six months ended June 30, 2015 and June 30, 2014, respectively. The decrease is primarily driven by decreased spending at owned select service hotels driven by dispositions during 2014 and decreased renovation activity at international full service properties. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations.
Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes. Interest on the Senior Notes is payable semi-annually.

Description	Principal Amount (in millions)
2016 Notes	$250
2019 Notes	196
2021 Notes	250
2023 Notes	350
Total	$1,046
We are in compliance with all applicable covenants under the indenture governing our Senior Notes as of June 30, 2015.
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

There were no borrowings under the revolving credit facility during the six months ended June 30, 2015 and June 30, 2014. There was no outstanding balance on this credit facility at June 30, 2015, or at December 31, 2014. At December 31, 2014, however, we had $9 million in outstanding undrawn letters of credit that we issued under our revolving credit facility (which reduces the availability thereunder by the corresponding amount). As of June 30, 2015, we had available borrowing capacity of approximately $1.5 billion.
We are in compliance with all applicable covenants under the revolving credit facility as of June 30, 2015.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had a total of $56 million and $65 million in letters of credit outstanding at June 30, 2015 and December 31, 2014, respectively. We had letters of credit issued directly with financial institutions of $56 million at June 30, 2015 and December 31, 2014. The letters of credit issued directly with financial institutions had weighted-average fees of 94 basis points at June 30, 2015. The range of maturity on these letters of credit was up to one year as of June 30, 2015.
Other Debt Obligations
We are in compliance with all applicable covenants under all other debt instruments as of June 30, 2015.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At June 30, 2015, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
Interest Rate Risk
In the normal course of business, we are exposed to the impact of interest rate changes due to our borrowing activities. Our objective is to manage the risk of interest rate changes on the results of operations, cash flows, and the market value of our debt by creating an appropriate balance between our fixed and floating-rate debt. We enter into interest rate derivative transactions from time to time, including interest rate swaps, in order to maintain a level of exposure to interest rate variability that the Company deems acceptable. As of June 30, 2015 and December 31, 2014, we held no interest rate swap contracts.
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
The U.S. dollar equivalent of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany loans, with terms of less than one year, is as follows (in U.S. dollars):

(in millions)	June 30, 2015	December 31, 2014
Pound Sterling	$170	$171
Canadian Dollar	69	72
Korean Won	35	32
Swiss Franc	9	10
Total notional amount of forward contracts	$283	$285

We intend to offset the gains and losses related to our intercompany loans and transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income. The effects of these derivative instruments within other income (loss), net on our condensed consolidated financial statements was a loss of $10 million and a gain of $4 million for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2014, the effect of these derivative instruments was a loss of $6 million and $8 million, respectively. We expect to continue this practice relating to our intercompany loans and transactions, and we will continue to manage the risks associated with other transactional and translational foreign currency volatility within our business.

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

Item 1A. Risk Factors.

At June 30, 2015, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company's purchases of shares of Class A and Class B common stock during the quarter ended June 30, 2015:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Program
April 1 to April 30, 2015	747,804	$58.85	747,804	$212,769,611
May 1 to May 31, 2015	1,534,170	$58.52	1,534,170	$122,985,187
June 1 to June 30, 2015	404,400	$57.24	404,400	$99,839,059
Total	2,686,374	$58.42	2,686,374

(1)
On December 11, 2014, we announced the approval of an expansion of our share repurchase program pursuant to which we are authorized to purchase up to an additional $400 million of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. The repurchase program does not have an expiration date. As of June 30, 2015, the Company had approximately $100 million remaining under the share repurchase authorization. On July 30, 2015, the Company's board of directors authorized the repurchase of up to an additional $400 million of the Company's common stock. As of July 31, 2015, the Company had approximately $475 million remaining under its repurchase authorization. See Note 17 for further details regarding the share repurchase plan.

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

Hyatt Hotels Corporation

Date:	August 4, 2015	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Hyatt Hotels Corporation

Date:	August 4, 2015	By:	/s/ Atish Shah
Atish Shah
Senior Vice President, Interim Chief Financial Officer
(Principal Financial Officer)