Form 10-Q
period 2015-09-30
Hyatt Hotels Corp
filed 2015-11-03
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 30, 2015, there were 29,197,002 shares of the registrant’s Class A common stock, $0.01 par value, outstanding and 109,628,962 shares of the registrant’s Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.
HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
REVENUES:
Owned and leased hotels	$500	$555	$1,549	$1,695
Management and franchise fees	103	94	320	286
Other revenues	10	24	26	68
Other revenues from managed properties	440	431	1,324	1,287
Total revenues	1,053	1,104	3,219	3,336
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	385	422	1,160	1,267
Depreciation and amortization	78	91	233	269
Other direct costs	8	11	20	29
Selling, general, and administrative	54	77	221	244
Other costs from managed properties	440	431	1,324	1,287
Direct and selling, general, and administrative expenses	965	1,032	2,958	3,096
Net gains (losses) and interest income from marketable securities held to fund operating programs	(15)	(3)	(6)	9
Equity earnings (losses) from unconsolidated hospitality ventures	(17)	6	(46)	22
Interest expense	(17)	(17)	(51)	(54)
Asset impairments	(5)	—	(5)	(7)
Gains on sales of real estate	—	3	9	65
Other income (loss), net	11	2	(3)	(11)
INCOME BEFORE INCOME TAXES	45	63	159	264
PROVISION FOR INCOME TAXES	(20)	(30)	(72)	(100)
NET INCOME	25	33	87	164
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(1)	—	(2)
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$25	$32	$87	$162
EARNINGS PER SHARE - Basic
Net income	$0.18	$0.22	$0.60	$1.06
Net income attributable to Hyatt Hotels Corporation	$0.18	$0.21	$0.60	$1.05
EARNINGS PER SHARE - Diluted
Net income	$0.18	$0.22	$0.60	$1.06
Net income attributable to Hyatt Hotels Corporation	$0.18	$0.21	$0.60	$1.05
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$25	$33	$87	$164
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (benefit) expense of $- and $(1) for the three months ended and $(2) and $- for the nine months ended September 30, 2015 and September 30, 2014, respectively	(35)	(49)	(82)	(36)
Unrealized gains (losses) on available for sale securities, net of tax expense of $6 and $3 for the three months ended and $10 and $2 for the nine months ended September 30, 2015 and September 30, 2014, respectively	9	—	15	(6)
Unrealized gains on derivative activity, net of tax expense of $- and $- for the three months ended and $- and $- for the nine months ended September 30, 2015 and September 30, 2014, respectively	1	1	1	1
Other comprehensive loss	(25)	(48)	(66)	(41)
COMPREHENSIVE INCOME (LOSS)	—	(15)	21	123
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(1)	—	(2)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$—	$(16)	$21	$121
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$569	$685
Restricted cash	97	359
Short-term investments	65	130
Receivables, net of allowances of $15 and $13 at September 30, 2015 and December 31, 2014, respectively	325	274
Inventories	13	17
Prepaids and other assets	109	108
Prepaid income taxes	84	47
Deferred tax assets	25	26
Assets held for sale	—	63
Total current assets	1,287	1,709
Investments	323	334
Property and equipment, net	4,032	4,186
Financing receivables, net of allowances	20	40
Goodwill	130	133
Intangibles, net	541	552
Deferred tax assets	233	196
Other assets	1,106	993
TOTAL ASSETS	$7,672	$8,143
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$318	$9
Accounts payable	131	130
Accrued expenses and other current liabilities	472	468
Accrued compensation and benefits	122	120
Liabilities held for sale	—	3
Total current liabilities	1,043	730
Long-term debt	1,059	1,381
Other long-term liabilities	1,436	1,401
Total liabilities	3,538	3,512
Commitments and contingencies (see Note 10)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of September 30, 2015 and December 31, 2014	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 30,159,762 outstanding and issued at September 30, 2015, Class B common stock, $0.01 par value per share, 441,623,374 shares authorized, 109,628,962 shares issued and outstanding at September 30, 2015 and Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 37,676,490 outstanding and 37,712,763 issued at December 31, 2014, Class B common stock, $0.01 par value per share, 443,399,875 shares authorized, 111,405,463 shares outstanding and issued at December 31, 2014	1	2
Additional paid-in capital	2,103	2,621
Retained earnings	2,252	2,165
Treasury stock at cost, 0 shares and 36,273 shares at September 30, 2015 and December 31, 2014, respectively	—	(1)
Accumulated other comprehensive loss	(226)	(160)
Total stockholders’ equity	4,130	4,627
Noncontrolling interests in consolidated subsidiaries	4	4
Total equity	4,134	4,631
TOTAL LIABILITIES AND EQUITY	$7,672	$8,143
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$87	$164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	233	269
Deferred income taxes	(43)	(16)
Asset impairments	5	7
Equity (earnings) losses from unconsolidated hospitality ventures and distributions received	70	40
Foreign currency losses	13	2
Gains on sales of real estate	(9)	(65)
Provisions (recoveries) on hotel loans	(6)	—
Working capital changes and other	46	(39)
Net cash provided by operating activities	396	362
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(450)	(270)
Proceeds from marketable securities and short-term investments	422	249
Contributions to investments	(29)	(97)
Proceeds from sale of investments	3	—
Return of investment	4	47
Acquisitions, net of cash acquired	—	(391)
Capital expenditures	(185)	(168)
Proceeds from financing receivables	28	1
Proceeds from sales of real estate, net of cash disposed	86	324
Sales proceeds transferred to escrow as restricted cash	—	(232)
Sales proceeds transferred from escrow to cash and cash equivalents	143	306
Decrease in restricted cash	19	16
Other investing activities	(17)	(35)
Net cash provided by (used in) investing activities	24	(250)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	12	184
Repayments of long-term debt	(5)	(43)
Repurchase of common stock	(539)	(228)
Repayment of capital lease obligation	—	(191)
Other financing activities	(2)	(9)
Net cash used in financing activities	(534)	(287)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2)	(4)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(116)	(179)
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	685	454
Reclassification of cash and cash equivalents to assets held for sale	—	(12)
CASH AND CASH EQUIVALENTS—END OF PERIOD	$569	$263
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$66	$70
Cash paid during the period for income taxes	$121	$181
Non-cash investing activities are as follows:
Change in accrued capital expenditures	$(1)	$3

See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)

1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively, "Hyatt Hotels Corporation") provide hospitality services on a worldwide basis through the development, management, franchising, licensing and ownership of hospitality related businesses. We develop, own, operate, manage, franchise, license or provide services to a portfolio of properties consisting of full service hotels, select service hotels, resorts and other properties, including timeshare, fractional and other forms of residential or vacation properties. As of September 30, 2015, (i) we operated or franchised 290 full service hotels, comprising 115,729 rooms throughout the world, (ii) we operated or franchised 299 select service hotels, comprising 41,025 rooms, of which 281 hotels are located in the United States, and (iii) our portfolio of properties included 5 franchised all inclusive Hyatt-branded resorts, comprising 1,854 rooms. Our portfolio of properties operate in 52 countries around the world and we hold ownership interests in certain of these properties.
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
Future Adoption of Accounting Standards
In May 2014, the FASB released Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single, comprehensive revenue recognition model for contracts with customers. In August 2015, the FASB released Accounting Standards Update No. 2015-14 ("ASU 2015-14"), Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 delays the effective date of ASU 2014-09 by one year, making it effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted as of the original effective date. The Company is currently evaluating the impact of adopting ASU 2014-09.
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
In February 2015, the FASB released Accounting Standards Update No. 2015-02 ("ASU 2015-02"), Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance related to management’s evaluation of consolidation for certain legal entities. The provisions of ASU 2015-02 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. When adopted, ASU 2015-02 is not expected to materially impact our condensed consolidated financial statements.
In April 2015, the FASB released Accounting Standards Update No. 2015-03 ("ASU 2015-03"), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB released Accounting Standards Update No. 2015-15 ("ASU 2015-15"), Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update). ASU 2015-15 states that, given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity presenting debt issuance costs as an asset and subsequently amortizing over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The provisions of ASU 2015-03 are effective for fiscal years beginning after December 15, 2015, and the interim periods within those fiscal years. When adopted, ASU 2015-03, as clarified by ASU 2015-15, is not expected to materially impact our condensed consolidated financial statements.
In September 2015, the FASB released Accounting Standards Update No. 2015-16 ("ASU 2015-16"), Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement to retrospectively account for adjustments to provisional amounts recognized in a business combination that are identified during the measurement period, and instead requires an acquirer to recognize adjustments in the reporting period in which the adjusted amounts are determined. The provisions of ASU 2015-16 are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. When adopted, ASU 2015-16 is not expected to materially impact our condensed consolidated financial statements.

3.    EQUITY AND COST METHOD INVESTMENTS
We have investments that are recorded under both the equity and cost methods. These investments are considered to be an integral part of our business and are strategically and operationally important to our overall results. Our equity and cost method investment balances recorded at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Equity method investments	$300	$311
Cost method investments	23	23
Total investments	$323	$334
During the three months ended September 30, 2015, we sold an entity which held an interest in one of our foreign currency denominated equity method joint ventures within our owned and leased hotels segment, for which we received proceeds of $3 million. In connection with the sale, we released $21 million of accumulated foreign currency translation losses, which has been recorded to equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income.
During the three months ended September 30, 2014, a joint venture in which we held an ownership interest and which was classified as an equity method investment within our owned and leased hotels segment, sold the Hyatt Place Houston/Sugar Land to a third party, for which we received proceeds of $12 million. We recorded a deferred gain of $10 million, which is being amortized over the term of the management agreement for the hotel into management and franchise fees within the Americas management and franchising segment.
During the three months ended September 30, 2014, a joint venture in which we held an ownership interest and which was classified as an equity method investment within our owned and leased hotels segment, sold the Hyatt Regency DFW International Airport and another building to a third party, for which we received proceeds of $19 million. We recorded a deferred gain of $18 million, which is being amortized over the remaining term of the management agreement for the hotel into management and franchise fees within the Americas management and franchising segment.
During the three months ended September 30, 2014, a joint venture in which we held an ownership interest and which was classified as an equity method investment within our owned and leased hotels segment, sold the Hyatt Place Coconut Point to a third party, for which we received proceeds of $5 million. This hotel was sold subject to a franchise agreement. We recorded a gain of $2 million, which has been recorded to equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income.
During the nine months ended September 30, 2014, a joint venture in which we held an ownership interest and which was classified as an equity method investment within our owned and leased hotels segment, sold the Hyatt Place Austin Downtown to a third party, for which we received proceeds of $28 million. The hotel was sold subject to a franchise agreement. We recorded a gain of $20 million, which has been recorded to equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income.
During the three and nine months ended September 30, 2015, we recorded no impairment charges related to our unconsolidated hospitality ventures. During the three and nine months ended September 30, 2014, we recorded $1 million and $3 million, respectively, in impairment charges in equity earnings (losses) from unconsolidated hospitality ventures related to two equity method investments.
The following table presents summarized financial information for all unconsolidated ventures in which we hold an investment that is accounted for under the equity method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenues	$280	$320	$825	$936
Gross operating profit	88	98	236	262
Income from continuing operations	42	22	26	38
Net income	42	22	26	38

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2015 and December 31, 2014, we had the following financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2015	Cash and Cash Equivalents	Short-term Investments	Prepaids and Other Assets	Other Assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest bearing money market funds	$36	$36	$—	$—	$—
Mutual funds	319	—	—	—	319
Level Two - Significant Other Observable Inputs
Time deposits	69	—	62	—	7
U.S. government obligations	132	—	—	23	109
U.S. government agencies	81	—	1	7	73
Corporate debt securities	165	—	2	25	138
Mortgage-backed securities	26	—	—	5	21
Asset-backed securities	29	—	—	5	24
Municipal and provincial notes and bonds	3	—	—	1	2
Level Three - Significant Unobservable Inputs
Preferred shares	305	—	—	—	305
Total	$1,165	$36	$65	$66	$998

	December 31, 2014	Cash and Cash Equivalents	Short-term Investments	Prepaids and Other Assets	Other Assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest bearing money market funds	$70	$70	$—	$—	$—
Mutual funds	341	—	—	—	341
Level Two - Significant Other Observable Inputs
Time deposits	130	—	130	—	—
U.S. government obligations	127	—	—	20	107
U.S. government agencies	34	—	—	5	29
Corporate debt securities	128	—	—	20	108
Mortgage-backed securities	23	—	—	4	19
Asset-backed securities	23	—	—	4	19
Municipal and provincial notes and bonds	3	—	—	—	3
Level Three - Significant Unobservable Inputs
Preferred shares	280	—	—	—	280
Total	$1,159	$70	$130	$53	$906
During the three and nine months ended September 30, 2015 and September 30, 2014, there were no transfers between levels of the fair value hierarchy. Our policy is to recognize transfers in and transfers out as of the end of each quarterly reporting period.
Marketable Securities
Our portfolio of marketable securities consists of various types of money market funds, mutual funds, time deposits, fixed income securities, including U.S. government obligations, obligations of other U.S. government agencies, corporate debt securities, mortgage-backed securities, asset-backed securities, municipal and provincial notes and bonds, and preferred shares. We invest a portion of our cash balance into short-term interest bearing money market funds that have a maturity of less than ninety days. Consequently, the balances are recorded in cash and cash equivalents. The funds are held with open-ended registered investment companies and the fair value of the funds is classified as Level One as we are able to obtain market available pricing information on an ongoing basis. The fair value of our mutual funds are classified as Level One as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Time deposits are recorded at par value, which approximates fair value and are included within short-term investments and classified as Level Two. The remaining securities, other than our investment in preferred shares, are classified as Level Two due to the use and weighting of multiple market inputs being considered in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities.
Marketable Securities Held to Fund Operating Programs—At September 30, 2015 and December 31, 2014, total marketable securities held for the Hyatt Gold Passport Fund, certain deferred compensation plans, and our captive insurance company recorded at fair value and included in the condensed consolidated balance sheets were as follows:

	September 30, 2015	December 31, 2014
Marketable securities held by the Hyatt Gold Passport Fund	$386	$357
Marketable securities held to fund deferred compensation plans	319	341
Marketable securities held to fund captive insurance company	82	—
Total marketable securities	$787	$698

The impact to net income from total gains or losses included in net gains (losses) and interest income from marketable securities held to fund operating programs due to the change in unrealized gains or losses relating to assets still held at the reporting date was insignificant for the three and nine months ended September 30, 2015 and September 30, 2014.
We hold redeemable, convertible preferred shares in Playa Hotels and Resorts B.V. ("Playa"), which we have classified as an available for sale ("AFS") debt security and is included in other assets on our condensed consolidated balance sheets. The investment is remeasured quarterly to fair value and the changes are recorded through other comprehensive income (loss).
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
A summary of the significant assumptions used to estimate the fair value of our preferred investment in Playa as of September 30, 2015 and December 31, 2014, is as follows:

	September 30, 2015	December 31, 2014
Expected term	0.50 years	0.75 years
Risk-free Interest Rate	0.08%	0.19%
Volatility	48.4%	43.9%
Dividend Yield	12%	10%
As of September 30, 2015 and December 31, 2014, the cost or amortized cost value for our preferred investment in Playa was $271 million and the fair value of this AFS debt security was as follows:

	Fair Value Measurements at Reporting Date using Significant Unobservable Inputs (Level 3) - Preferred Shares
	2015	2014
Fair value at January 1, recorded in other assets	$280	$278
Gross unrealized gains, recorded in other comprehensive income (loss)	10	—
Gross unrealized losses, recorded in other comprehensive income (loss)	—	(7)
Fair value at June 30, recorded in other assets	$290	$271
Gross unrealized gains, recorded in other comprehensive income (loss)	15	3
Fair value at September 30, recorded in other assets	$305	$274

There were no realized gains or losses on AFS debt securities for the three and nine months ended September 30, 2015 and September 30, 2014.

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
We estimated the fair value of debt, excluding capital leases, which, as of September 30, 2015 and December 31, 2014, consisted primarily of $250 million of 3.875% senior notes due 2016 (the "2016 Notes"), $196 million of 6.875% senior notes due 2019 (the "2019 Notes"), $250 million of 5.375% senior notes due 2021 (the "2021 Notes"), and $350 million of 3.375% senior notes due 2023 (the "2023 Notes" which, together with the 2016 Notes, the 2019 Notes, and the 2021 Notes are collectively referred to as the "Senior Notes"), bonds and other debt. Our Senior Notes and bonds are classified as Level Two due to the use and weighting of multiple market inputs in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities. We estimated the fair value of our other debt instruments using a discounted cash flow analysis based on current market inputs for similar types of arrangements. Based upon the availability of market data, we have classified our other debt as Level Three. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value.
The carrying amounts and fair values of our other financial instruments are as follows:

	Asset (Liability)
	September 30, 2015
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables, net (current and long-term)
Secured financing to hotel owners	$—	$—	$—	$—	$—
Unsecured financing to hotel owners	21	21	—	—	21
Debt, excluding capital lease obligations	(1,361)	(1,433)	—	(1,286)	(147)

	Asset (Liability)
	December 31, 2014
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables, net (current and long-term)
Secured financing to hotel owners	$26	$29	$—	$—	$29
Unsecured financing to hotel owners	15	14	—	—	14
Debt, excluding capital lease obligations	(1,373)	(1,479)	—	(1,319)	(160)

5.    FINANCING RECEIVABLES
We have divided our financing receivables, which include loans and other financing arrangements, into two portfolio segments based on their initial measurement, risk characteristics and our method for monitoring or assessing credit risk. These portfolio segments correspond directly with our assessed class of receivables and are as follows:

•
Secured Financing to Hotel Owners—These financing receivables are senior secured mortgage loans and are collateralized by underlying hotel properties currently in operation. At December 31, 2014, these loans represented financing provided to certain franchisees for the renovation and conversion of certain franchised hotels. At September 30, 2015, there are no outstanding secured financing to hotel owners.

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
During the three months ended September 30, 2015, all of our outstanding secured financing to hotel owners financing receivables were settled. We received net cash proceeds of $26 million, an unsecured financing receivable of $6 million, and preferred equity investments of $7 million. The preferred equity investments include a $6 million held-to-maturity debt security and a $1 million cost method investment, both of which are included within our owned and leased hotels segment. The settlements of the secured financing receivables resulted in a net recovery of $8 million, which has been recognized in other income (loss), net on our condensed consolidated statements of income during the three months ended September 30, 2015.
The two portfolio segments of financing receivables and their balances at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Secured financing to hotel owners	$—	$39
Unsecured financing to hotel owners	116	102
	116	141
Less allowance for losses	(95)	(100)
Less current portion included in receivables, net	(1)	(1)
Total long-term financing receivables, net	$20	$40
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

The following tables summarize the activity in our financing receivables allowance for the three and nine months ended September 30, 2015 and September 30, 2014:

	Secured financing to hotel owners	Unsecured financing to hotel owners	Total
Allowance at January 1, 2015	$13	$87	$100
Provisions	2	4	6
Other Adjustments	—	(1)	(1)
Allowance at June 30, 2015	$15	$90	$105
Provisions	1	1	2
Write-offs	(1)	—	(1)
Recoveries	(9)	—	(9)
Other Adjustments	(6)	4	(2)
Allowance at September 30, 2015	$—	$95	$95

	Secured financing to hotel owners	Unsecured financing to hotel owners	Total
Allowance at January 1, 2014	$13	$83	$96
Provisions	—	3	3
Other Adjustments	—	1	1
Allowance at June 30, 2014	$13	$87	$100
Provisions	—	2	2
Other Adjustments	—	(2)	(2)
Allowance at September 30, 2014	$13	$87	$100
We routinely evaluate loans within financing receivables for impairment. To determine whether an impairment has occurred, we evaluate the collectability of both interest and principal. A loan is considered to be impaired when the Company determines that it is probable that we will not be able to collect all amounts due under the contractual terms. We do not record interest income for impaired loans unless cash is received, in which case the payment is recorded to other income (loss), net on the accompanying condensed consolidated statements of income.
An analysis of our loans included in secured financing to hotel owners and unsecured financing to hotel owners had the following impaired amounts at September 30, 2015 and December 31, 2014, all of which had a related allowance recorded against them:

Impaired Loans
September 30, 2015
	Gross Loan Balance (Principal and Interest)	Unpaid Principal Balance	Related Allowance	Average Recorded Loan Balance
Secured financing to hotel owners	$—	$—	$—	$—
Unsecured financing to hotel owners	57	41	(57)	54

Impaired Loans
December 31, 2014
	Gross Loan Balance (Principal and Interest)	Unpaid Principal Balance	Related Allowance	Average Recorded Loan Balance
Secured financing to hotel owners	$39	$39	$(13)	$39
Unsecured financing to hotel owners	52	37	(52)	52

Interest income recognized on these impaired loans within other income (loss), net on our condensed consolidated statements of income for the three and nine months ended September 30, 2015 and September 30, 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Secured financing to hotel owners	$—	$—	$1	$1
Unsecured financing to hotel owners	—	—	—	—

Credit Monitoring
On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity.

•	Past-due Receivables—We determine financing receivables to be past due based on the contractual terms of each individual financing receivable agreement.

•
Non-Performing Receivables—Receivables are determined to be non-performing based upon the following criteria: (1) if interest or principal is more than 90 days past due for secured financing to hotel owners and unsecured financing to hotel owners or (2) if an impairment charge has been recorded for a loan or a provision established for our other financing arrangements. For the three and nine months ended September 30, 2015 and September 30, 2014, no interest income was accrued for secured financing to hotel owners and unsecured financing to hotel owners more than 90 days past due.

If a financing receivable is non-performing, we place the financing receivable on non-accrual status. We only recognize interest income when cash is received for financing receivables on non-accrual status. Accrual of interest income is resumed when the receivable becomes contractually current and collection doubts are removed.
The following tables summarize our aged analysis of past-due financing receivables by portfolio segment, the gross balance of financing receivables greater than 90 days past due and the gross balance of financing receivables on non-accrual status as of September 30, 2015 and December 31, 2014:

Analysis of Financing Receivables
September 30, 2015
	Receivables Past Due	Greater than 90 Days Past Due	Receivables on Non-Accrual Status
Secured financing to hotel owners	$—	$—	$—
Unsecured financing to hotel owners*	3	3	88
Total	$3	$3	$88

Analysis of Financing Receivables
December 31, 2014
	Receivables Past Due	Greater than 90 Days Past Due	Receivables on Non-Accrual Status
Secured financing to hotel owners	$—	$—	$39
Unsecured financing to hotel owners*	3	3	87
Total	$3	$3	$126
* Certain of these receivables have been placed on non-accrual status and we have recorded allowances for these receivables based on estimates of future cash flows available for payment of these financing receivables. However, a majority of these payments are not past due.

6.    ACQUISITIONS AND DISPOSITIONS
We continually assess strategic acquisitions and dispositions to complement our current business. During the nine months ended September 30, 2015, we did not have any acquisitions.
Park Hyatt New York—During the three months ended September 30, 2014, we acquired the Park Hyatt New York hotel for a purchase price of approximately $392 million, including $1 million of cash. Of the $391 million net purchase price, significant assets acquired include $386 million of property and equipment, $3 million of inventories, and $2 million of prepaids and other assets, which have been recorded in our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as the purchase of the Park Hyatt New York has been designated as replacement property in a like-kind exchange.
Hyatt Regency Grand Cypress—During the nine months ended September 30, 2014, we exercised our purchase option under the capital lease to acquire the Hyatt Regency Grand Cypress hotel for $191 million.
Dispositions
Hyatt Regency Indianapolis—During the nine months ended September 30, 2015, we sold Hyatt Regency Indianapolis for $69 million, net of closing costs, to an unrelated third party, and entered into a long-term franchise agreement with the owner of the property. The sale resulted in a pre-tax gain of $8 million, which has been recognized in gains on sales of real estate on our condensed consolidated statements of income during the nine months ended September 30, 2015. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. As of December 31, 2014, we had classified the assets and liabilities of this property as held for sale on our condensed consolidated balance sheets.
Land Held for Development—During the nine months ended September 30, 2015, we sold land and construction in progress for $14 million to an unconsolidated hospitality venture in which Hyatt has a 40% ownership interest. As of September 30, 2015, we received $12 million in cash proceeds and $2 million is recorded as a receivable on our condensed consolidated balance sheets. The assets prior to the sale remain within our owned and leased hotels segment.
A Hyatt House Hotel—During the nine months ended September 30, 2015, we sold a select service property for $5 million to an unrelated third party resulting in a $1 million pre-tax gain which has been recognized in gains on sales of real estate on our condensed consolidated statements of income during the nine months ended September 30, 2015. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Hyatt, Hyatt Place, Hyatt House 2014—During the nine months ended September 30, 2014, we sold nine select service properties and one full service property for a total of $311 million, net of closing costs, to an unrelated third party. In connection with the sale, we transferred net cash and cash equivalents of $1 million, resulting in a net sales price of $310 million. We recorded a pre-tax gain of approximately $65 million for the nine months ended September 30, 2014. The properties will remain Hyatt-branded hotels for a minimum of 25 years under long-term agreements. The gain has been recognized in gains on sales of real estate on our condensed consolidated statements of income during the nine months ended September 30, 2014. The operating results and financial position of these hotels prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sales have been used in a like-kind exchange.
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
Like-Kind Exchange Agreements
Periodically, we enter into like-kind exchange agreements upon the disposition of certain properties. Pursuant to the terms of these agreements, the proceeds from the sales are placed into an escrow account administered by a qualified intermediary. The proceeds are recorded to restricted cash on our condensed consolidated balance sheets and released once they are utilized as part of a like-kind exchange agreement or when a like-kind exchange agreement is not completed within the allowable time period.
In conjunction with the sale of five Hyatt Place properties during the year ended December 31, 2014, we entered into like-kind exchange agreements with a qualified intermediary. Pursuant to the like-kind exchange agreements, the combined net proceeds of $51 million from the sales of these hotels were placed into an escrow account administered by a qualified intermediary. Accordingly, we classified net proceeds of $51 million related to the properties as restricted cash on our condensed consolidated balance sheets as of December 31, 2014. During the nine months ended September 30, 2015, we released the net proceeds since the identified replacement property was not acquired in order to complete the exchange.

In conjunction with the sale of thirty-eight select service properties during the year ended December 31, 2014, we entered into two separate like-kind exchange agreements with a qualified intermediary for twenty-seven of the select service hotels. In the fourth quarter of 2014, we utilized the net proceeds from twenty-one of the twenty-seven hotels as part of the like-kind exchange agreement to acquire the Park Hyatt New York. Accordingly, we classified net proceeds of $92 million related to the remaining six properties as restricted cash on our condensed consolidated balance sheets as of December 31, 2014. During the nine months ended September 30, 2015, we released the net proceeds from restricted cash as the intermediary distributed these funds from escrow to complete the reverse like-kind exchange transaction in connection with the acquisition of the Hyatt Regency Lost Pines Resort and Spa.
In conjunction with the sale of nine select service properties and one full service property during the nine months ended September 30, 2014, we entered into like-kind exchange agreements with a qualified intermediary for seven of the select service hotels. During the nine months ended September 30, 2014, we recorded and released net proceeds of $232 million from restricted cash as they were utilized as part of the like-kind exchange agreement to acquire the Hyatt Regency Orlando.
In conjunction with the sale of Hyatt Key West during the year ended December 31, 2013, we entered into a like-kind exchange agreement with a qualified intermediary. Pursuant to the like-kind exchange agreement, the $74 million net proceeds from the sale of this hotel were placed into an escrow account administered by the intermediary. During the nine months ended September 30, 2014, the net proceeds were released from restricted cash as they were utilized as part of the like-kind exchange agreement to acquire the Hyatt Regency Orlando.

7.    GOODWILL AND INTANGIBLE ASSETS
We review the carrying value of our goodwill and indefinite-lived brand intangible asset during our annual impairment test during the fourth quarter of each year using balances as of October 1 and at an interim date if indications of impairment exist by performing either a qualitative or quantitative assessment. When determining fair value, we utilize internally developed discounted future cash flow models, third party appraisals and, if appropriate, current estimated net sales proceeds from pending offers. We then compare the estimated fair value to our carrying value. If the carrying value of our goodwill is in excess of the fair value, we must determine our implied fair value of goodwill to evaluate if any impairment charge is necessary. If the carrying value of our indefinite-lived brand intangible asset is in excess of the fair value, an impairment charge is recognized in an amount equal to the excess. During the three and nine months ended September 30, 2015 and September 30, 2014, no impairment charges were recorded related to goodwill or our indefinite-lived brand intangible asset. Goodwill was $130 million and $133 million at September 30, 2015 and December 31, 2014, respectively. As of December 31, 2014, we classified $14 million of goodwill related to Hyatt Regency Indianapolis as held for sale on our condensed consolidated balance sheets. During the nine months ended September 30, 2015, we sold Hyatt Regency Indianapolis (see Note 6).
Definite-lived intangible assets primarily include management and franchise agreement intangibles, lease related intangibles and advanced booking intangibles. Management and franchise agreement intangibles are generally amortized on a straight-line basis over their contract terms, which range from approximately 5 to 30 years. Lease related intangibles are amortized on a straight-line basis over the lease term. Advanced booking intangibles are generally amortized on a straight-line basis over the period of the advanced booking. Definite-lived intangibles are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges related to definite-lived intangible assets during the three and nine months ended September 30, 2015 and September 30, 2014.

The following is a summary of intangible assets at September 30, 2015 and December 31, 2014:

	September 30, 2015	Weighted- Average Useful Lives in Years	December 31, 2014
Management and franchise agreement intangibles	$521	25	$511
Lease related intangibles	139	111	143
Advanced booking intangibles	12	5	12
Brand intangible	7	—	7
Other	8	11	8
	687		681
Accumulated amortization	(146)		(129)
Intangibles, net	$541		$552
Amortization expense relating to intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization expense	$8	$7	$23	$22

8.    LIABILITIES
Other long-term liabilities at September 30, 2015 and December 31, 2014 consist of the following:

	September 30, 2015	December 31, 2014
Deferred gains on sales of hotel properties	$373	$383
Deferred compensation plans	319	341
Hyatt Gold Passport Fund	312	284
Guarantee liabilities (see Note 10)	91	110
Other	341	283
Total	$1,436	$1,401
Accrued expenses and other current liabilities includes $145 million and $132 million of liabilities related to the Hyatt Gold Passport Fund at September 30, 2015 and December 31, 2014, respectively.

9.    INCOME TAXES

The effective income tax rates for the three months ended September 30, 2015 and September 30, 2014, were 44.6% and 47.7%, respectively. The effective income tax rates for the nine months ended September 30, 2015 and September 30, 2014, were 45.3% and 37.8%, respectively.
For the three months ended September 30, 2015, the effective tax rate differs from the U.S. statutory federal income tax rate of 35% primarily due to the effect of state taxes on operations, the effect of certain foreign joint venture losses that are not benefited and a $4 million adjustment to true-up the provision for the U.S. tax return filing. For the nine months ended September 30, 2015, the effective tax rate differs from the U.S. statutory federal income tax rate of 35% primarily due to the above-mentioned items, as well as a $2 million benefit for deferred tax adjustments to reflect the impact of regulations issued by the Internal Revenue Service ("IRS") in the first quarter of 2015, a benefit of $4 million (including $3 million of interest and penalties) related to the expiration of statutes of limitations in certain foreign locations and a benefit of $2 million related to a state legislative change enacted in the second quarter.
For the three months ended September 30, 2014, the effective tax rate differs from the U.S. statutory federal income tax rate of 35% primarily due to the impact of our earnings in locations with higher tax rates; an expense of $6 million (including $1 million of interest) due to a provision for uncertain tax positions, primarily offset by other insignificant items. For the nine months ended September 30, 2014, the effective tax rate differs from the U.S. statutory federal income tax rate of 35% primarily due to the above-mentioned items, offset by a benefit of $4 million (including $2 million of interest and penalties) related to the expiration of statutes of limitations in certain foreign locations, a benefit of $2 million related to the settlement of tax audits, a $4 million benefit for the release of a valuation allowance of a foreign subsidiary and a benefit of $2 million related to a state legislative change enacted in the first quarter of 2014.
Unrecognized tax benefits were $106 million and $40 million at September 30, 2015 and December 31, 2014, respectively, of which $23 million and $20 million, respectively, would impact the effective tax rate if recognized. The increase in unrecognized tax benefits during the quarter is primarily related to an accrual of $59 million for the U.S. tax treatment of the Hyatt Gold Passport Fund taken in prior years.
We are currently under audit by the Internal Revenue Service for tax years 2009 through 2011. In connection with such audit, we received a Notice of Proposed Adjustment ("NOPA") during the three months ended September 30, 2015 related to the tax treatment of the Hyatt Gold Passport Fund. The IRS is asserting that the Company should recognize income in the amount of the cash received by the fund and defer the tax deduction relating to the outstanding future rewards redemption liability until cash payments are made from the program. The Company disagrees with the NOPA and plans to pursue all available remedies, including the filing of a formal appeal upon receipt of the Revenue Agents Reports at the conclusion of the 2009 through 2011 audit. The NOPA, if sustained, would result in an additional current tax liability of $127 million (including interest of $29 million) that would be primarily offset by a deferred tax asset and therefore only a portion of the related interest would have an impact on the effective tax rate if recognized.
10.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:
Commitments—As of September 30, 2015, we are committed, under certain conditions, to lend or invest up to $207 million, net of any related letters of credit, in various business ventures.
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
Our most significant performance guarantee relates to four managed hotels in France that we began managing in the second quarter of 2013 ("the four managed hotels in France"); that guarantee has a term of 7 years, with approximately 4.75 years remaining, and does not have an annual cap. The remaining maximum exposure related to our performance guarantees at September 30, 2015 was $429 million, of which €362 million ($404 million using exchange rates as of September 30, 2015) relates to the four managed hotels in France.
We had total net guarantee liabilities of $85 million and $111 million at September 30, 2015 and December 31, 2014, respectively, which included $86 million and $103 million recorded in other long-term liabilities, $1 million and $8 million in accrued expenses and other current liabilities, and $2 million and $0 in receivables on our condensed consolidated balance sheets, respectively. Our total guarantee liabilities are comprised of the fair value of the guarantee obligation liabilities recorded upon inception, net of amortization and any separate contingent liabilities or receivables, net of cash payments. Performance guarantee expense or income and income from amortization of the guarantee obligation liabilities are recorded in other income (loss), net on the condensed consolidated statements of income, see Note 16.

The following table details the total net performance guarantee liability (inclusive of the initial guarantee obligation liability, net of amortization and the contingent liability or receivable, net of cash payments):

	The Four Managed Hotels in France		Other Performance Guarantees		All Performance Guarantees
	2015	2014	2015	2014	2015	2014
Beginning balance, January 1	$106	$123	$5	$6	$111	$129
Amortization of initial guarantee obligation liability into income	(5)	(4)	—	—	(5)	(4)
Performance guarantee (income) expense	15	12	(1)	1	14	13
Net (payments) receipts during the period	(22)	(20)	—	(2)	(22)	(22)
Foreign currency exchange (gain) loss	(9)	—	—	—	(9)	—
Ending balance, June 30	$85	$111	$4	$5	$89	$116
Amortization of initial guarantee obligation liability into income	(2)	(1)	(1)	(1)	(3)	(2)
Performance guarantee (income) expense	(1)	(1)	(1)	1	(2)	—
Net (payments) receipts during the period	—	—	1	1	1	1
Foreign currency exchange (gain) loss	—	(8)	—	—	—	(8)
Ending balance, September 30	$82	$101	$3	$6	$85	$107
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. As of September 30, 2015 and December 31, 2014, there were no amounts recorded in accrued expenses and other current liabilities related to these performance test clauses.
Debt Repayment Guarantees—We have entered into various debt repayment guarantees primarily related to our unconsolidated hospitality ventures. The maximum exposure under these agreements as of September 30, 2015 was $222 million. As of September 30, 2015, we had a $5 million liability representing the carrying value of these guarantees recorded within other long-term liabilities on our condensed consolidated balance sheets with an offset to investments. Included within debt guarantees are the following:

Property Description	Maximum Guarantee Amount	Amount Recorded at September 30, 2015	Amount Recorded at December 31, 2014
Hotel property in Brazil	$73	$2	$2
Vacation ownership property	55	—	—
Hotel property in Hawaii	30	—	1
Hotel property in Minnesota	25	3	3
Hotel property in Colorado	15	—	1
Other	24	—	—
Total Debt Repayment Guarantees	$222	$5	$7
With respect to certain debt repayment guarantees related to unconsolidated hospitality venture properties, the Company has agreements with its respective partners that require each partner to pay a pro-rata portion of the guarantee amount generally based on each partner’s ownership percentage. With respect to certain debt repayment guarantees related to hotel and vacation ownership properties, the Company has agreements with third parties that allow the Company to fully recover from third parties any amounts we may be required to fund. Assuming successful enforcement of these types of agreements with our respective partners and third parties, our maximum exposure under the various debt repayment guarantees as of September 30, 2015 is $100 million.
Self Insurance—The Company obtains commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property and other miscellaneous coverages. A portion of the risk is retained on a self insurance basis primarily through a U.S. based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Losses estimated to be paid within twelve months are $38 million and $24 million as of September 30, 2015 and December 31, 2014, respectively, and are classified within accrued expenses and other current liabilities on our condensed consolidated balance sheets, while losses expected to be payable in later periods are $54 million and $63 million as of September 30, 2015 and December 31, 2014, respectively, and are included in other long-term liabilities on our condensed consolidated balance sheets. At September 30, 2015, standby letters of credit amounting to $7 million had been issued to provide collateral for the estimated claims, which are guaranteed by us. For further discussion, see the "—Letters of Credit" section of this footnote.
Collective Bargaining Agreements—At September 30, 2015, approximately 26% of our U.S. based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe that our employee relations are satisfactory.
Surety Bonds—Surety bonds issued on our behalf totaled $23 million as of September 30, 2015 and primarily relate to workers’ compensation, taxes, licenses, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf as of September 30, 2015 totaled $56 million, the majority of which relate to our ongoing operations. The $56 million letters of credit outstanding do not reduce the available capacity under our revolving credit facility.
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

11.    EQUITY
Stockholders’ Equity and Noncontrolling Interests—The following table details the equity activity for the nine months ended September 30, 2015 and September 30, 2014, respectively.

	Stockholders’ equity	Noncontrolling interests in consolidated subsidiaries	Total equity
Balance at January 1, 2015	$4,627	$4	$4,631
Net income	87	—	87
Other comprehensive loss	(66)	—	(66)
Repurchase of common stock	(539)	—	(539)
Directors compensation	2	—	2
Employee stock plan issuance	3	—	3
Share based payment activity	16	—	16
Balance at September 30, 2015	$4,130	$4	$4,134

Balance at January 1, 2014	$4,769	$8	$4,777
Net income	162	2	164
Other comprehensive loss	(41)	—	(41)
Repurchase of common stock	(229)	—	(229)
Directors compensation	2	—	2
Employee stock plan issuance	2	—	2
Share based payment activity	17	—	17
Other	1	(2)	(1)
Balance at September 30, 2014	$4,683	$8	$4,691

Accumulated Other Comprehensive Loss—The following table details the accumulated other comprehensive loss activity for the three and nine months ended September 30, 2015 and September 30, 2014, respectively.

	Balance at July 1, 2015	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss (a)	Balance at September 30, 2015
Foreign currency translation adjustments	$(202)	$(56)	$21	$(237)
Unrealized gains on AFS securities	12	9	—	21
Unrecognized pension cost	(5)	—	—	(5)
Unrealized gains (losses) on derivative instruments	(6)	1	—	(5)
Accumulated Other Comprehensive Loss	$(201)	$(46)	$21	$(226)
(a) Foreign currency translation adjustments, net of a tax impact of $0, reclassified from accumulated other comprehensive loss were recognized within equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income.

	Balance at January 1, 2015	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss (a)	Balance at September 30, 2015
Foreign currency translation adjustments	$(155)	$(103)	$21	$(237)
Unrealized gains on AFS securities	6	15	—	21
Unrecognized pension cost	(5)	—	—	(5)
Unrealized gains (losses) on derivative instruments	(6)	1	—	(5)
Accumulated Other Comprehensive Loss	$(160)	$(87)	$21	$(226)
(a) Foreign currency translation adjustments, net of a tax impact of $0, reclassified from accumulated other comprehensive loss were recognized within equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income.

	Balance at July 1, 2014	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss	Balance at September 30, 2014
Foreign currency translation adjustments	$(49)	$(49)	$—	$(98)
Unrealized gains (losses) on AFS securities	—	—	—	—
Unrecognized pension cost	(5)	—	—	(5)
Unrealized gains (losses) on derivative instruments	(7)	1	—	(6)
Accumulated Other Comprehensive Loss	$(61)	$(48)	$—	$(109)

	Balance at January 1, 2014	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss	Balance at September 30, 2014
Foreign currency translation adjustments	$(62)	$(36)	$—	$(98)
Unrealized gains (losses) on AFS securities	6	(6)	—	—
Unrecognized pension cost	(5)	—	—	(5)
Unrealized gains (losses) on derivative instruments	(7)	1	—	(6)
Accumulated Other Comprehensive Loss	$(68)	$(41)	$—	$(109)

Share Repurchase—During 2015, 2014 and 2013 the Company's board of directors authorized the repurchase of up to $400 million, $700 million and $400 million, respectively, of the Company's common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion. The common stock repurchase program applies to the Company’s Class A common stock and/or the Company’s Class B common stock. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time.
During the nine months ended September 30, 2015 and September 30, 2014, the Company repurchased 9,614,463 and 4,048,230 shares of common stock, respectively. These shares were repurchased at a weighted-average price of $56.05 and $56.65 per share, respectively, for an aggregate purchase price of $539 million and $229 million, respectively, excluding related expenses that were insignificant in both periods. Of the $229 million aggregate purchase price during the nine months ended September 30, 2014, $228 million was settled in cash during the period. The shares repurchased during the nine months ended September 30, 2015 represented approximately 6% of the Company's total shares of common stock outstanding as of December 31, 2014. The shares repurchased during the nine months ended September 30, 2014 represented approximately 3% of the Company's total shares of common stock outstanding as of December 31, 2013. The shares of Class A common stock that were repurchased on the open market were retired and returned to the status of authorized and unissued while the shares of Class B common stock that were repurchased were retired and the total number of authorized Class B shares was reduced by the number of shares repurchased. As of September 30, 2015, we had $305 million remaining under the share repurchase authorization.
Treasury Stock Retirement—During the nine months ended September 30, 2015, the Company retired 195,423 shares of treasury stock. These shares were retired at a weighted-average price of $43.41 resulting in an $8 million reduction in treasury stock. The retired shares of treasury stock were returned to the status of authorized and unissued.

12.    STOCK-BASED COMPENSATION
As part of our Long-Term Incentive Plan, we award Stock Appreciation Rights ("SARs"), Restricted Stock Units ("RSUs") and Performance Vested Restricted Stock ("PSSs") to certain employees. Compensation expense and unearned compensation figures within this footnote exclude amounts related to employees of our managed hotels as this expense has been and will continue to be reimbursed by our third-party hotel owners and is recorded in other revenues from managed properties and other costs from managed properties on our condensed consolidated statements of income. Compensation expense (income) related to these awards for the three and nine months ended September 30, 2015 and September 30, 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock appreciation rights	$1	$2	$9	$7
Restricted stock units	4	3	16	14
Performance vested restricted stock	(5)	1	(3)	3
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
During the nine months ended September 30, 2015, the Company granted 461,378 SARs to employees with a weighted-average grant date fair value of $21.36. The fair value of each SAR was estimated on the grant date using the Black-Scholes-Merton option-valuation model.
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

In certain situations we also grant cash-settled RSUs which are recorded as a liability instrument. The liability and related expense for cash-settled RSUs is insignificant as of, and for the three and nine months ended, September 30, 2015. During the nine months ended September 30, 2015, the Company granted a total of 446,437 RSUs (an insignificant portion of which are cash-settled RSUs) to employees which, with respect to stock-settled RSUs, had a weighted-average grant date fair value of $56.50.
Performance Vested Restricted Stock—The Company has granted PSSs to certain executive officers. The number of PSSs that will ultimately vest with no further restrictions on transfer depends upon the performance of the Company at the end of the applicable three year performance period relative to the applicable performance target. During the nine months ended September 30, 2015, the Company granted to its executive officers a total of 146,902 PSSs, which vest in full if the maximum performance metric is achieved. The PSSs had a weighted-average grant date fair value of $56.27. The performance period is three years beginning January 1, 2015 and ending December 31, 2017. The PSSs will vest at the end of the performance period only if the performance threshold is met; there is no interim performance metric. During the three months ended September 30, 2015, we recorded a reversal of previously recorded compensation expense based on our current assessment of expected achievement relative to the applicable performance targets related to certain of these awards.
Our total unearned compensation for our stock-based compensation programs as of September 30, 2015 was $3 million for SARs, $22 million for RSUs and $3 million for PSSs, which will be recorded to compensation expense over the next four years with respect to SARs and RSUs, with a limited portion of the RSU awards extending to five years, and over the next two years with respect to PSSs.

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
Legal Services—A partner in a law firm that provided services to us throughout the nine months ended September 30, 2015 and September 30, 2014, is the brother-in-law of our Executive Chairman. We incurred $1 million and insignificant legal fees with this firm for the three months ended September 30, 2015 and September 30, 2014, respectively. We incurred $2 million of legal fees with this firm during each of the nine months ended September 30, 2015 and September 30, 2014. Legal fees, when expensed, are included in selling, general, and administrative expenses. As of September 30, 2015 and December 31, 2014, we had $1 million and insignificant amounts due to the law firm, respectively.
Other Services—A member of our board of directors is a partner in a firm whose affiliates previously owned hotels, which were sold during the first quarter of 2015, from which we recorded no management and franchise fees and $2 million of management and franchise fees during the three months ended September 30, 2015 and September 30, 2014, respectively. We recorded insignificant and $4 million of management and franchise fees during the nine months ended September 30, 2015 and September 30, 2014, respectively. As of September 30, 2015 we had no receivables due from these properties. As of December 31, 2014 we had insignificant receivables due from these properties.
Equity Method Investments—We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We recorded fees of $7 million and $8 million for the three months ended September 30, 2015 and September 30, 2014, respectively. We recorded fees of $19 million and $24 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. As of September 30, 2015 and December 31, 2014, we had receivables due from these properties of $12 million and $11 million, respectively. In addition, in some cases we provide loans (see Note 5) or guarantees (see Note 10) to these entities. Our ownership interest in these equity method investments generally varies from 24% to 70%. See Note 3 for further details regarding these investments.
Class B Share Repurchase—During the nine months ended September 30, 2015, we repurchased 1,776,501 shares of Class B common stock at a weighted-average price of $58.91 per share, for an aggregate purchase price of approximately $105 million. The shares repurchased represented approximately 1% of the

Company's total shares of common stock outstanding prior to the repurchase. The shares of Class B common stock were repurchased from trusts and limited partnerships owned indirectly by trusts held for the benefit of certain Pritzker family members in privately-negotiated transactions and were retired, thereby reducing the total number of shares outstanding and reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.

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

•
EAME/SW Asia management—This segment derives its earnings primarily from hotel management of our portfolio of brands located primarily in Europe, Africa, the Middle East, India and Nepal, as well as countries along the Persian Gulf and the Arabian Sea. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners with no added margin. These costs relate primarily to reservations, marketing and IT costs. These revenues and costs are recorded on the lines other revenues from managed properties and other costs from managed properties, respectively. The intersegment revenues relate to management fees that are collected from the Company’s owned hotels, which are eliminated in consolidation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Owned and leased hotels
Owned and leased hotels revenues	$500	$555	$1,549	$1,695
Adjusted EBITDA	110	123	374	405
Depreciation and amortization	69	82	208	245
Americas management and franchising
Management and franchise fees revenues	85	80	269	247
Other revenues from managed properties	409	389	1,225	1,166
Intersegment revenues (a)	15	21	55	66
Adjusted EBITDA	74	66	224	201
Depreciation and amortization	5	4	14	13
ASPAC management and franchising
Management and franchise fees revenues	21	22	65	63
Other revenues from managed properties	19	18	59	53
Intersegment revenues (a)	—	1	1	2
Adjusted EBITDA	12	9	35	31
Depreciation and amortization	—	1	1	1
EAME/SW Asia management
Management and franchise fees revenues	16	18	49	55
Other revenues from managed properties	12	13	40	38
Intersegment revenues (a)	4	4	10	11
Adjusted EBITDA	7	9	22	30
Depreciation and amortization	1	2	4	5
Corporate and other
Revenues	10	24	29	68
Other revenues from managed properties	—	11	—	30
Adjusted EBITDA	(31)	(28)	(104)	(85)
Depreciation and amortization	3	2	6	5
Eliminations (a)
Revenues	(19)	(26)	(66)	(79)
Adjusted EBITDA	—	—	—	—
Depreciation and amortization	—	—	—	—
TOTAL
Revenues	$1,053	$1,104	$3,219	$3,336
Adjusted EBITDA	172	179	551	582
Depreciation and amortization	78	91	233	269

(a)	Intersegment revenues are included in the management and franchise fees revenues and eliminated in Eliminations.
The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three and nine months ended September 30, 2015 and September 30, 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Adjusted EBITDA	$172	$179	$551	$582
Equity earnings (losses) from unconsolidated hospitality ventures	(17)	6	(46)	22
Asset impairments (a)	(5)	—	(5)	(7)
Gains on sales of real estate	—	3	9	65
Other income (loss), net (see Note 16)	11	2	(3)	(11)
Net income attributable to noncontrolling interests	—	(1)	—	(2)
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(21)	(19)	(63)	(64)
EBITDA	140	170	443	585
Depreciation and amortization	(78)	(91)	(233)	(269)
Interest expense	(17)	(17)	(51)	(54)
Provision for income taxes	(20)	(30)	(72)	(100)
Net income attributable to Hyatt Hotels Corporation	$25	$32	$87	$162

(a)
In conjunction with our regular assessment of impairment indicators, we identified property and equipment whose carrying value exceeded its fair value and as a result recorded impairment charges of $5 million in the three and nine months ended September 30, 2015, and $7 million in the nine months ended September 30, 2014 to asset impairments within our owned and leased hotels segment on our condensed consolidated statements of income.

15.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income	$25	$33	$87	$164
Net income attributable to noncontrolling interests	—	(1)	—	(2)
Net income attributable to Hyatt Hotels Corporation	$25	$32	$87	$162
Denominator:
Basic weighted average shares outstanding	141,876,299	152,849,168	144,457,314	154,165,341
Share-based compensation	1,131,077	1,019,611	1,229,860	951,858
Diluted weighted average shares outstanding	143,007,376	153,868,779	145,687,174	155,117,199
Basic Earnings Per Share:
Net income	$0.18	$0.22	$0.60	$1.06
Net income attributable to noncontrolling interests	—	(0.01)	—	(0.01)
Net income attributable to Hyatt Hotels Corporation	$0.18	$0.21	$0.60	$1.05
Diluted Earnings Per Share:
Net income	$0.18	$0.22	$0.60	$1.06
Net income attributable to noncontrolling interests	—	(0.01)	—	(0.01)
Net income attributable to Hyatt Hotels Corporation	$0.18	$0.21	$0.60	$1.05

The computations of diluted net income per share for the three and nine months ended September 30, 2015 and September 30, 2014 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs because they are anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-settled SARs	1,700	19,500	10,100	34,400

16.    OTHER INCOME (LOSS), NET
The table below provides a reconciliation of the components in other income (loss), net, for the three and nine months ended September 30, 2015 and September 30, 2014, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Recoveries on hotel loans, net (see Note 5)	$8	$—	$6	$—
Guarantee liability amortization (see Note 10)	3	2	8	6
Performance guarantee income (expense) (see Note 10)	2	—	(12)	(13)
Interest income	2	3	6	8
Foreign currency losses	(6)	(1)	(13)	(2)
Cost method investment income	—	—	—	1
Realignment costs	—	(1)	—	(7)
Transaction costs	—	(2)	—	(5)
Other	2	1	2	1
Other income (loss), net	$11	$2	$(3)	$(11)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report contains "forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, financial performance, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would" and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; limited visibility with respect to future bookings; loss of key personnel; hostilities, or fear of hostilities, including future terrorist attacks, that affect travel; travel-related accidents; natural or man-made disasters such as earthquakes, tsunamis, tornadoes, hurricanes, floods, oil spills, nuclear incidents and global outbreaks of pandemics or contagious diseases or fear of such outbreaks; our ability to successfully achieve certain levels of operating profits at hotels that have performance guarantees in favor of our third party owners; the impact of hotel renovations; our ability to successfully execute our common stock repurchase program; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through Internet travel intermediaries; changes in the tastes and preferences of our customers, including the entry of new competitors in the lodging business; relationships with associates and labor unions and changes in labor laws; financial condition of, and our relationships with, third-party property owners, franchisees and hospitality venture partners; if our third-party owners, franchisees or development partners are unable to access capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions and the introduction of new brand concepts; the timing of acquisitions and dispositions; failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals); unforeseen terminations of our management or franchise agreements; changes in federal, state, local or foreign tax law; increases in interest rates and operating costs; foreign exchange rate fluctuations or currency restructurings; lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access such markets; changes in the competitive environment in our industry and the markets where we operate; cyber risks and information technology failures; outcomes of legal or administrative proceedings; and violations of regulations or laws related to our franchising business. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and accompanying Notes, which appear elsewhere in this Quarterly Report on Form 10-Q.
Executive Overview
We are a global hospitality company engaged in the development, operation, management, franchising, licensing and ownership of a portfolio of properties, including hotels, resorts and residential and vacation ownership properties around the world. As of September 30, 2015, our worldwide hotel portfolio consisted of 589 hotels (156,754 rooms), including:

•	258 managed properties (86,638 rooms), all of which we operate under management agreements with third-party property owners;

•	261 franchised properties (42,461 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	33 owned properties (17,300 rooms) (including 1 consolidated hospitality venture), 1 capital leased property (171 rooms), and 7 operating leased properties (2,411 rooms), all of which we manage;

•	19 managed properties and 10 franchised properties owned or leased by unconsolidated hospitality ventures (7,773 rooms).
Our worldwide property portfolio also includes:

•	5 all inclusive resorts (1,854 rooms), all of which are owned and operated by an unconsolidated hospitality venture that has franchise agreements with us;

•
16 vacation ownership properties (1,038 units), all of which are licensed by Interval Leisure Group ("ILG") under the Hyatt Residence Club brand and operated by third parties, including ILG and its affiliates; and

•
17 residential properties (2,150 units), which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel.

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
During the three months ended September 30, 2015, we announced several transactions that are consistent with our goal to expand our brands. We opened seven select service hotels, including five hotels in the United States, one hotel in Dubai and our first hotel, a Hyatt Place, in Honduras. We opened two full service hotels, our first Hyatt-branded hotel on the Japanese island of Okinawa and our first Hyatt-branded hotel in Hubei Province in China. In addition, we announced plans for our first Hyatt Place hotel in Australia.
Our financial performance for the quarter ended September 30, 2015 reflects a decrease in our consolidated revenues of $51 million, or 5%, compared to the quarter ended September 30, 2014. Owned and leased hotels revenues for the quarter ended September 30, 2015 decreased by $55 million compared to the quarter ended September 30, 2014, which included net unfavorable currency impacts of $18 million. The decrease in owned and leased hotels revenues was driven by a decrease of $63 million in non-comparable hotels, including $4 million in net unfavorable currency impacts, due to dispositions in 2014 and 2015. See "—Segment Results" below for a discussion of the non-comparable owned and leased hotels' activity. These decreases were partially offset by increased comparable owned and leased hotels revenues of $8 million, which included $14 million in net unfavorable currency impacts and was primarily driven by revenue growth at our United States comparable full service hotels resulting from improved transient and group average daily rate ("ADR") and demand as well as increased food and beverage revenues.
Our management and franchise fees for the quarter ended September 30, 2015 increased $9 million compared to the quarter ended September 30, 2014. Fee increases were primarily due to increased franchise fees from new and converted hotels and improved performance at existing hotels in the Americas. Other fee revenues also increased as a result of amortization of deferred gains from hotels sold subject to long-term management agreements in the Americas and termination fees.
Our consolidated Adjusted EBITDA for the third quarter of 2015 decreased by $7 million compared to the third quarter of 2014, which included $7 million in net unfavorable foreign currency impacts. The decrease was primarily driven by dispositions affecting our owned and leased hotels segment which decreased $13 million combined with a decrease of $3 million in corporate and other, partially offset by increases in the Americas of $8 million. See "—Non-

GAAP Measure Reconciliation" below for an explanation of how we use Adjusted EBITDA, why we present it and material limitations on its usefulness.
Comparable full service Revenue per Available Room ("RevPAR") within our Americas management and franchising segment increased 4.0% (or 5.3% excluding the unfavorable effects of currency) during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The improvement in RevPAR was primarily driven by increased transient ADR and demand. Group booking activity increased during the quarter, representing the eleventh consecutive quarter of year over year increases. Group booking activity and pace continues to reflect strength due to increased demand from corporate and association groups. Comparable select service RevPAR within our Americas management and franchising segment increased 7.2% during the three months ended September 30, 2015 compared to the same period in the prior year, driven primarily by increased ADR.
Comparable RevPAR in our ASPAC management and franchising segment decreased 5.6% (or increased 3.1% excluding the unfavorable effects of currency) for the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014. Excluding the unfavorable currency impacts, the increase in comparable full service RevPAR was primarily driven by increased occupancy in most areas within the region and increased ADR in Japan, western China and Macau, partially offset by decreased ADR in northern China, Hong Kong and South Korea.
Our EAME/SW Asia management segment had comparable full service RevPAR declines of 7.5% (or an increase of 6.2% excluding the unfavorable effects of currency) for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Excluding the unfavorable currency impacts, the increase in comparable full service RevPAR during the three months ended September 30, 2015 was driven by increased occupancy in most areas of the region and increased ADR in Europe and Africa, partially offset by decreased ADR in the Middle East and India.
Selling, general, and administrative expenses, excluding the impact of rabbi trust, for the quarter ended September 30, 2015 decreased $13 million compared to the quarter ended September 30, 2014. The $13 million decrease includes an $8 million decrease due to the sale of our vacation ownership business in the fourth quarter of 2014. Excluding both rabbi trust and the impact from the sale of our vacation ownership business, selling, general, and administrative expenses decreased $5 million in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This decrease was primarily driven by a $5 million decrease in payroll and related costs, primarily due to stock-based compensation expense as we recorded a reversal of previously recorded compensation expense based on our current assessment of expected achievement relative to reaching the applicable performance targets related to certain of these awards.
As of September 30, 2015, we had $569 million in cash and cash equivalents. At September 30, 2015, we had available credit facilities with banks for various corporate purposes. The amount of undrawn borrowing availability as of September 30, 2015 was approximately $1.5 billion.

Results of Operations
Three and Nine Months Ended September 30, 2015 Compared with Three and Nine Months Ended September 30, 2014
Consolidated Results

	Three Months Ended September 30,
(In millions, except percentages)	2015	2014	Better / (Worse)
REVENUES:
Total revenues	$1,053	$1,104	$(51)	(5)%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	385	422	37	9%
Depreciation and amortization	78	91	13	14%
Other direct costs	8	11	3	27%
Selling, general, and administrative	54	77	23	30%
Other costs from managed properties	440	431	(9)	(2)%
Direct and selling, general, and administrative expenses	965	1,032	67	6%
Net gains (losses) and interest income from marketable securities held to fund operating programs	(15)	(3)	(12)	(400)%
Equity earnings (losses) from unconsolidated hospitality ventures	(17)	6	(23)	(383)%
Interest expense	(17)	(17)	—	—%
Asset impairments	(5)	—	(5)	(100)%
Gains on sales of real estate	—	3	(3)	(100)%
Other income (loss), net	11	2	9	450%
INCOME BEFORE INCOME TAXES	45	63	(18)	(29)%
PROVISION FOR INCOME TAXES	(20)	(30)	10	33%
NET INCOME	25	33	(8)	(24)%
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(1)	1	100%
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$25	$32	$(7)	(22)%

	Nine Months Ended September 30,
(In millions, except percentages)	2015	2014	Better / (Worse)
REVENUES:
Total revenues	$3,219	$3,336	$(117)	(4)%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	1,160	1,267	107	8%
Depreciation and amortization	233	269	36	13%
Other direct costs	20	29	9	31%
Selling, general, and administrative	221	244	23	9%
Other costs from managed properties	1,324	1,287	(37)	(3)%
Direct and selling, general, and administrative expenses	2,958	3,096	138	4%
Net gains (losses) and interest income from marketable securities held to fund operating programs	(6)	9	(15)	(167)%
Equity earnings (losses) from unconsolidated hospitality ventures	(46)	22	(68)	(309)%
Interest expense	(51)	(54)	3	6%
Asset impairments	(5)	(7)	2	29%
Gains on sales of real estate	9	65	(56)	(86)%
Other income (loss), net	(3)	(11)	8	73%
INCOME BEFORE INCOME TAXES	159	264	(105)	(40)%
PROVISION FOR INCOME TAXES	(72)	(100)	28	28%
NET INCOME	87	164	(77)	(47)%
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(2)	2	100%
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$87	$162	$(75)	(46)%
Revenues.    Consolidated revenues for the three months ended September 30, 2015 decreased $51 million, or 5%, compared to the three months ended September 30, 2014, which included $23 million in net unfavorable foreign currency impacts, and a $9 million increase in other revenues from managed properties. Consolidated revenues for the nine months ended September 30, 2015 decreased $117 million, or 4%, compared to the nine months ended September 30, 2014, which included $61 million in net unfavorable foreign currency impacts, and a $37 million increase in other revenues from managed properties.
Owned and leased hotels revenues decreased $55 million and $146 million for the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014, which included $18 million and $48 million in net unfavorable currency impacts, respectively. Non-comparable owned and leased hotels revenues decreased $63 million and $180 million in the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, respectively, which included $4 million and $9 million, respectively, in net unfavorable currency impacts. These decreases in non-comparable owned and leased hotels revenues were driven by dispositions during 2014 and 2015. See "—Segment Results" below for a discussion of the non-comparable owned and leased hotels activity.
Comparable owned and leased hotels revenues increased $8 million and $34 million during the three and nine month periods ended September 30, 2015, respectively, compared to the same periods in the prior year, which includes net unfavorable foreign currency impacts of $14 million and $39 million, respectively. The increases were primarily driven by increases of $22 million and $69 million, respectively, at our full service hotels in the United States, partially offset by decreases of $14 million and $35 million, respectively, at our international hotels. For the three and nine months ended September 30, 2015, revenue growth at our United States comparable full service hotels was a result of improved transient and group ADR and demand as well as increased food and beverage revenues. The decreases in comparable international hotels were driven by the aforementioned unfavorable net currency impacts.

Management and franchise fees increased $9 million and $34 million during the three and nine month periods ending September 30, 2015, respectively, when compared to the same periods in the prior year, which included $4 million and $12 million in net unfavorable currency impacts, respectively.
Included in consolidated management and franchise fees for the three months ended September 30, 2015 and September 30, 2014 were the following:

	Three Months Ended September 30,
(in millions, except percentages)	2015	2014	Better / (Worse)
Base management fees	$47	$45	$2	4%
Incentive management fees	23	25	(2)	(8)%
Franchise fees	24	18	6	33%
Other fee revenues	9	6	3	50%
Total management and franchise fees	$103	$94	$9	10%
Included in consolidated management and franchise fees for the nine months ended September 30, 2015 and September 30, 2014 were the following:

	Nine Months Ended September 30,
(in millions, except percentages)	2015	2014	Better / (Worse)
Base management fees	$140	$134	$6	4%
Incentive management fees	83	80	3	4%
Franchise fees	67	49	18	37%
Other fee revenues	30	23	7	30%
Total management and franchise fees	$320	$286	$34	12%
The increases in franchise fees during the three and nine month periods ending September 30, 2015, respectively, when compared to the same periods in the prior year, were primarily driven by new and converted hotels and improved performance at existing hotels in the Americas. The increases in other fee revenues were driven by the amortization of deferred gains from hotels sold subject to long-term management agreements in the Americas. The three and nine month periods in the current year included termination fees of $2 million and $3 million, respectively, while the nine month period in the prior year included termination fees of $6 million.
Other revenues decreased $14 million and $42 million during the three and nine months ended September 30, 2015, respectively, compared to the same periods ended September 30, 2014. The decreases were primarily driven by a $15 million and $48 million decrease, respectively, related to the sale of our vacation ownership business during the fourth quarter of 2014, which was partially offset by increased revenues of $1 million and $6 million, respectively, related to our co-branded credit card.
Other revenues from managed properties includes an increase in losses of $5 million and $8 million for the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014, resulting from changes in the underlying assets held for our benefit programs funded through a rabbi trust. These losses are offset in other costs from managed properties, thus having no net impact to our earnings. Excluding these amounts, other revenues from managed properties increased $14 million, or 3%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and increased $45 million, or 4%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increases in other revenues from managed properties for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, respectively, were due to a higher volume of reimbursements paid to us by our managed properties for increased participation in our Gold Passport program, increased payroll and related benefits expense, increased technology costs and increased marketing expense, which was driven in part by new hotel openings and previously owned hotels that were sold subject to long-term management agreements. These increases were partially offset by decreases during the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 of $11 million and $30 million, respectively, in reimbursements due to the sale of our vacation ownership business in 2014.

The table below provides a breakdown of revenues by segment for the three and nine months ended September 30, 2015 and September 30, 2014. For further discussion of segment revenues for the periods presented, please refer to "—Segment Results" below.

	Three Months Ended September 30,
(in millions, except percentages)	2015	2014	Better / (Worse)
Owned and leased hotels	$500	$555	$(55)	(10)%
Americas management and franchising	494	469	25	5%
ASPAC management and franchising	40	40	—	—%
EAME/SW Asia management	28	31	(3)	(10)%
Corporate and other	10	35	(25)	(71)%
Eliminations	(19)	(26)	7	27%
Consolidated revenues	$1,053	$1,104	$(51)	(5)%

	Nine Months Ended September 30,
(in millions, except percentages)	2015	2014	Better / (Worse)
Owned and leased hotels	$1,549	$1,695	$(146)	(9)%
Americas management and franchising	1,494	1,413	81	6%
ASPAC management and franchising	124	116	8	7%
EAME/SW Asia management	89	93	(4)	(4)%
Corporate and other	29	98	(69)	(70)%
Eliminations	(66)	(79)	13	16%
Consolidated revenues	$3,219	$3,336	$(117)	(4)%
Owned and leased hotels expense.    Owned and leased hotels expense decreased $37 million and $107 million in the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014.
Non-comparable owned and leased hotels expense decreased $44 million and $122 million during the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year, due to the sale of four full service hotels and 52 select service hotels in 2014 and the sale of one full service hotel and one select service hotel in 2015. Comparable owned and leased hotels expense increased $9 million and $19 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The increase in the three months ended September 30, 2015 was primarily driven by increased rent expense and property taxes at certain properties. The increase in the nine months ended September 30, 2015 was primarily driven by increased rent expense and property taxes at certain properties and higher commissions resulting from increased group business. Additionally, expenses recognized with respect to our employee benefit programs funded through a rabbi trust decreased $2 million and $4 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. In each reporting period, changes in these expenses are fully offset within net gains (losses) and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.
Depreciation and amortization expense.    Depreciation and amortization expense decreased by $13 million and $36 million in the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014. The decreases were driven by non-comparable hotel depreciation expense due primarily to hotels sold during 2014 and 2015, partially offset by acquired or newly opened hotels.
Other direct costs.    Other direct costs decreased $3 million and $9 million in the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014 primarily due to the sale of our vacation ownership business, partially offset by increased costs related to our co-branded credit card.

Selling, general, and administrative expenses.    The table below provides a reconciliation of selling, general, and administrative expenses for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,
(in millions, except percentages)	2015	2014	Better / (Worse)
Selling, general, and administrative expenses	$54	$77	$23	30%
Less: rabbi trust gains (losses)	12	2	(10)	(500)%
Adjusted selling, general, and administrative expenses	66	79	13	16%
Less: vacation ownership business	—	(8)	(8)	(100)%
Adjusted selling, general, and administrative expenses excluding impact of sale of vacation ownership business	$66	$71	$5	7%

	Nine Months Ended September 30,
(in millions, except percentages)	2015	2014	Better / (Worse)
Selling, general, and administrative expenses	$221	$244	$23	9%
Less: rabbi trust gains (losses)	5	(6)	(11)	(183)%
Adjusted selling, general, and administrative expenses	226	238	12	5%
Less: vacation ownership business	—	(24)	(24)	(100)%
Adjusted selling, general, and administrative expenses excluding impact of sale of vacation ownership business	$226	$214	$(12)	(6)%
Included in selling, general, and administrative expenses is the financial performance of the investment securities held in a rabbi trust to fund certain benefit programs, which are offset in net gains (losses) and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings. Included in adjusted selling, general, and administrative expenses are the results of our vacation ownership business prior to the sale in the fourth quarter of 2014. Excluding these impacts during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, the $5 million decrease in expenses was primarily driven by a $5 million decrease in payroll and related costs, primarily due to stock-based compensation expense as we recorded a reversal of previously recorded compensation expense based on our current assessment of expected achievement relative to the applicable performance targets related to certain of these awards. Excluding these impacts for the nine month period, the $12 million increase in expenses was driven by a $6 million increase in payroll and related costs and a $4 million increase in professional fees. The increase in payroll and related costs was driven by increased bonus, salaries and wages, and stock grants in the nine months ended September 30, 2015 for certain individuals, which were expensed in full upon grant. These increases were partially offset by decreased stock compensation expense driven by the aforementioned reversal of previously recorded stock-based compensation expense.

Net gains (losses) and interest income from marketable securities held to fund operating programs.    Net gains (losses) and interest income from marketable securities held to fund operating programs includes securities held to fund our benefit programs funded through a rabbi trust and securities held to fund our Gold Passport program. The gains and losses generated from these securities are driven by the market performance of the underlying securities. The gains and losses on securities held in the rabbi trust are offset by our owned and leased hotels expense for our hotel colleagues and by our selling, general, and administrative expenses for our corporate colleagues and personnel supporting our business segments, having no net impact on our earnings. The gains and losses on securities held to fund our Gold Passport program and related to our owned and leased hotels are offset by corresponding changes to our owned and leased hotels revenues, thus having no net impact on our earnings. The table below provides a reconciliation of net gains (losses) and interest income from marketable securities held to fund operating programs for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,
(in millions, except percentages)	2015	2014	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$(12)	$(2)	$(10)	(500)%
Rabbi trust impact allocated to owned and leased hotels expense	(3)	(1)	(2)	(200)%
Net gains (losses) and interest income from marketable securities held to fund our Gold Passport program allocated to owned and leased hotels revenues	—	—	—	—%
Net gains (losses) and interest income from marketable securities held to fund operating programs	$(15)	$(3)	$(12)	(400)%

	Nine Months Ended September 30,
(in millions, except percentages)	2015	2014	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$(5)	$6	$(11)	(183)%
Rabbi trust impact allocated to owned and leased hotels expense	(2)	2	(4)	(200)%
Net gains (losses) and interest income from marketable securities held to fund our Gold Passport program allocated to owned and leased hotels revenues	1	1	—	—%
Net gains (losses) and interest income from marketable securities held to fund operating programs	$(6)	$9	$(15)	(167)%
Equity earnings (losses) from unconsolidated hospitality ventures.    Equity losses from unconsolidated hospitality ventures were $17 million and $46 million in the three and nine months ended September 30, 2015, respectively, compared to equity earnings from unconsolidated hospitality ventures of $6 million and $22 million in the three and nine months ended September 30, 2014, respectively. The $23 million decrease during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, was primarily driven by the sale of an entity that held an interest in one of our foreign currency denominated unconsolidated hospitality ventures which resulted in the release of $21 million of accumulated foreign currency translation losses upon sale. The $68 million decrease during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was impacted by the aforementioned $21 million loss on the sale of an entity that held an interest in one of our foreign unconsolidated hospitality ventures. The decrease is also attributable to (i) a $12 million increase in foreign currency losses at one of our joint ventures which holds loans denominated in a currency other than its functional currency, resulting in losses due to currency volatility during the period, (ii) an $11 million decrease attributable to operating and non-operating losses related to one of our joint ventures which was driven primarily by interest, tax, and other nonrecurring expenses recorded during the period and (iii) the recognition during the nine months ended September 30, 2014 of $22 million related to gains on sales of hotels by hospitality ventures in which we held an interest.
Interest expense.    Interest expense was flat and decreased $3 million in the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014. The decrease compared to the nine months ended September 30, 2014 was primarily due to a reduction in interest expense on the Hyatt Regency Grand Cypress capital lease, for which we exercised our purchase option during 2014.

Asset impairments.    Asset impairments are recorded as necessary based on our regular evaluation of impairment indicators. During the three and nine months ended September 30, 2015, we recognized $5 million in asset impairment charges related to property and equipment within our owned and leased hotels segment. During the nine months ended September 30, 2014, we recognized $7 million in asset impairment charges related to property and equipment within our owned and leased hotels segment.
Gains on sales of real estate.    During the nine months ended September 30, 2015, we sold Hyatt Regency Indianapolis for $69 million, net of closing costs, to an unrelated third party resulting in a pre-tax gain of $8 million, and entered into a long-term franchise agreement with the owner of the property. During the nine months ended September 30, 2015, we also sold a select service property for $5 million to an unrelated third party resulting in a $1 million pre-tax gain. During the nine months ended September 30, 2014, we sold nine select service properties and one full service property for a total of $311 million, net of closing costs, resulting in a pre-tax gain of $65 million in the nine months ended September 30, 2014, of which $3 million was recorded during the three months ended September 30, 2014 due to post-closing adjustments. We recognize the gains on sales of real estate on our condensed consolidated statements of income in the period of sale when we have concluded we do not retain significant continuing involvement with the hotel.
Other income (loss), net.    The table below provides a breakdown of other income (loss), net, for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,
(in millions, except percentages)	2015	2014	Better / (Worse)
Recoveries on hotel loans, net	$8	$—	$8	100%
Guarantee liability amortization	3	2	1	50%
Performance guarantee income (expense)	2	—	2	100%
Interest income	2	3	(1)	(33)%
Foreign currency losses (1)	(6)	(1)	(5)	(500)%
Realignment costs (2)	—	(1)	1	100%
Transaction costs (3)	—	(2)	2	100%
Other	2	1	1	100%
Other income (loss), net	$11	$2	$9	450%

(1)
Includes foreign currency losses recorded by entities which hold loans denominated in a currency other than its functional currency, resulting in losses due to currency volatility primarily related to the Brazilian Real during the period.

(2)	Amounts represent separation, recruiting and relocation costs incurred associated with the realignment of key management positions.

(3)	Represents transaction costs incurred to acquire the Park Hyatt New York and costs incurred in connection with the sale of Hyatt Residential Group.

	Nine Months Ended September 30,
(in millions, except percentages)	2015	2014	Better / (Worse)
Recoveries on hotel loans, net	$6	$—	$6	100%
Guarantee liability amortization	8	6	2	33%
Performance guarantee income (expense) (1)	(12)	(13)	1	8%
Interest income	6	8	(2)	(25)%
Foreign currency losses (2)	(13)	(2)	(11)	(550)%
Cost method investment income	—	1	(1)	(100)%
Realignment costs (3)	—	(7)	7	100%
Transaction costs (4)	—	(5)	5	100%
Other	2	1	1	100%
Other income (loss), net	$(3)	$(11)	$8	73%

(1)
Includes $16 million and $15 million expense in the first quarters of 2015 and 2014, respectively, as we were required to pay the owner of the four managed hotels in France in accordance with our agreement. In the second quarters of 2015 and 2014, we outperformed the operating profit threshold and recorded $1 million and $3 million, respectively, of income for the four managed hotels in France. In the third quarters of 2015 and 2014, we outperformed the operating profit threshold and recorded $1 million and $1 million, respectively, of income for the four managed hotels in France. See Note 10 for further details.

(2)
Includes foreign currency losses recorded by entities which hold loans denominated in a currency other than its functional currency, resulting in losses due to currency volatility primarily related to the Brazilian Real during the period.

(3)	Amounts represent separation, recruiting and relocation costs incurred associated with the realignment of key management positions.

(4)	Represents transaction costs incurred in connection with the sale of Hyatt Residential Group and costs incurred to acquire the Park Hyatt New York.
Provision for income taxes. Our effective income tax rate was 44.6% and 47.7% for the three months ended September 30, 2015 and September 30, 2014, respectively, and 45.3% and 37.8% for the nine months ended September 30, 2015 and September 30, 2014, respectively.
For the three months ended September 30, 2015, our effective tax rate was higher than the U.S. statutory federal income tax rate of 35% primarily due to the effect of state taxes on operations, the effect of certain foreign joint venture losses that are not benefited and a $4 million adjustment to true-up the provision for the U.S. tax return filing. For the nine months ended September 30, 2015, our effective tax rate was higher than the U.S. statutory federal income tax rate of 35% primarily due to the above-mentioned items, as well as a benefit of $4 million (including $3 million of interest and penalties) related to the expiration of statutes of limitations in certain foreign locations, a benefit of $2 million related to a state legislative change enacted in the second quarter of 2015, and a $2 million benefit for deferred tax adjustments to reflect the impact of regulations issued by the IRS in the first quarter of 2015.
For the three months ended September 30, 2014, our effective tax rate was higher than the U.S. statutory federal income tax rate of 35% primarily due to the impact of our earnings in locations with higher tax rates and an expense of $6 million (including $1 million of interest) due to a provision for uncertain tax positions, primarily offset by other insignificant items. For the nine months ended September 30, 2014, our effective tax rate was lower than the U.S. statutory federal income tax rate of 35% primarily due to the above-mentioned items, offset by a $4 million benefit for the release of a valuation allowance of a foreign subsidiary and a benefit of $2 million related to a state legislative change enacted in the first quarter of 2014.
Segment Results
We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA, as described in Note 14. The segment results presented below are presented before intersegment eliminations.
Owned and Leased Hotels.    The tables below provide a reconciliation of owned and leased hotels revenues for the three and nine months ended September 30, 2015 and September 30, 2014.

	Three Months Ended September 30,
(in millions, except percentages)	2015	2014	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$463	$455	$8	1.8%	$(14)
Non-comparable owned and leased hotels revenues	37	100	(63)	(63.0)%	(4)
Total Owned and Leased Hotels Revenues	$500	$555	$(55)	(9.9)%	$(18)

	Nine Months Ended September 30,
(in millions, except percentages)	2015	2014	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$1,445	$1,411	$34	2.4%	$(39)
Non-comparable owned and leased hotels revenues	104	284	(180)	(63.4)%	(9)
Total Owned and Leased Hotels Revenues	$1,549	$1,695	$(146)	(8.6)%	$(48)
The increases in comparable hotels revenues during the three and nine months ended September 30, 2015 were primarily driven by increases of $22 million and $69 million, respectively, at our full service hotels in the United States, partially offset by decreases of $14 million and $35 million, respectively, at our international hotels. For the three and nine months ended September 30, 2015, revenue growth at our United States comparable full service hotels was a result of improved transient and group ADR and demand as well as food and beverage revenues. The decreases in comparable international hotels during the three and nine months ended September 30, 2015 were driven by unfavorable net currency impacts of $14 million and $39 million, respectively.

	Three Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2015	2014	Better / (Worse)	2015	2014	Change in Occ % pts	2015	2014	Better / (Worse)
Total Owned and Leased Hotels	$167	$163	2.5%	78.4%	77.4%	1.0%	$213	$211	1.2%

	Nine Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2015	2014	Better / (Worse)	2015	2014	Change in Occ % pts	2015	2014	Better / (Worse)
Total Owned and Leased Hotels	$168	$164	2.6%	77.7%	76.8%	0.9%	$216	$213	1.4%
Comparable RevPAR at our owned and leased hotels in the three and nine months ended September 30, 2015 increased by 2.5% (or 5.9% excluding the net unfavorable currency impacts) and 2.6% (or 5.7% excluding the net unfavorable currency impacts), respectively, compared to the three and nine months ended September 30, 2014. Excluding the unfavorable currency impacts, these increases were primarily driven by improved ADR at our United States comparable full service hotels.
The decreases in non-comparable owned and leased hotels revenues were driven by the following activity, in order of significance:
•the sale of four full service hotels and 52 select service hotels in 2014; and
•the sale of one full service hotel in 2015.
These decreases in revenues were partially offset by the following activity:

•	the acquisition of one full service hotel from an unconsolidated hospitality venture in 2014; and

•	the acquisition of one full service and one select service hotel opening in 2014.
During the three months ended September 30, 2015, no properties were removed from the comparable owned and leased hotels results. During the nine months ended September 30, 2015, we removed two properties that were sold during the period from the comparable owned and leased hotels results.

The tables below provide a reconciliation of owned and leased hotels Adjusted EBITDA for the three and nine months ended September 30, 2015 and September 30, 2014.

	Three Months Ended September 30,
(in millions, except percentages)	2015	2014	Better / (Worse)
Owned and Leased hotels Adjusted EBITDA	$89	$104	$(15)	(14.4)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	21	19	2	10.5%
Segment Adjusted EBITDA	$110	$123	$(13)	(10.6)%

	Nine Months Ended September 30,
(in millions, except percentages)	2015	2014	Better / (Worse)
Owned and Leased hotels Adjusted EBITDA	$311	$341	$(30)	(8.8)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	63	64	(1)	(1.6)%
Segment Adjusted EBITDA	$374	$405	$(31)	(7.7)%
Adjusted EBITDA decreased by $13 million (including $4 million in net unfavorable currency impacts) and $31 million (including $9 million in net unfavorable currency impacts) in the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014. Adjusted EBITDA at our comparable owned and leased properties decreased $1 million and increased $13 million during the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, which included $3 million and $6 million, respectively, in net unfavorable currency impacts. For the three and nine months ended September 30, 2015, revenue increases were primarily due to improved transient and group ADR and demand as well as food and beverage revenues at our full service hotels in the United States. The three months ended September 30, 2015 was impacted negatively by increased rent expense and increased property taxes at certain properties. The nine months ended September 30, 2015 was impacted by increased rent expense and property taxes at certain properties and higher commissions resulting from increased group business. Adjusted EBITDA at our non-comparable hotels decreased $14 million and $43 million during the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, primarily due to dispositions, and partially offset by openings and acquisitions during 2014 and 2015.
Americas management and franchising.    Americas management and franchising segment revenues increased by $25 million and $81 million in the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014, which included $1 million and $3 million in net unfavorable currency impacts, respectively. Other revenues from managed properties increased by $20 million and $59 million in the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014. These increases in other revenues from managed properties were due to a higher volume of reimbursements paid to us by our managed properties for increased participation in our Gold Passport program, increased payroll and related benefits expense, increased technology costs and increased marketing expense. The increased volume of reimbursements was driven in part by new hotel openings and previously owned hotels that have been sold subject to long-term management agreements.
Management, franchise and other fees increased by $5 million and $22 million during the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014. Franchise fees increased $6 million and $18 million during the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year, primarily driven by new and converted hotels and improved performance at existing hotels. Management fees decreased $4 million during the three months ended September 30, 2015 compared to the same period in the prior year driven by a $2 million decrease in base fees and a $2 million decrease in incentive fees. Management fees were flat during the nine months ended September 30, 2015 compared to the same period in the prior year. Other fee revenues increased $3 million and $4 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year, primarily due to amortization of deferred gains from hotels sold subject to long-term management agreements of $2 million and $8 million, respectively. The three and nine month periods in the current year included termination fees of $2 million and $3 million, respectively. The nine month period in the prior year included termination fees of $5 million.

Our full service hotels comparable RevPAR improved 4.0% (or 5.3% excluding the unfavorable currency impacts) and 5.9% (or 6.9% excluding the unfavorable currency impacts) in the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The increase in the three months ended September 30, 2015 was primarily due to increased transient ADR and demand. The increase in the nine months ended September 30, 2015 was primarily due to increased transient and group ADR and demand.
Comparable RevPAR at our select service hotels in the three and nine months ended September 30, 2015 increased by 7.2% and 8.1%, respectively, compared to the three and nine months ended September 30, 2014, driven primarily by increased ADR.
During the three months ended September 30, 2015, we removed one property that left the chain from the comparable Americas full service systemwide hotels and no properties were removed from the comparable Americas select service systemwide hotels. During the nine months ended September 30, 2015, we removed two properties that left the chain from the comparable Americas full service systemwide hotels and no properties were removed from the comparable Americas select service systemwide hotels.

	Three Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2015	2014	Better / (Worse)	2015	2014	Change in Occ % pts	2015	2014	Better / (Worse)
Americas Full Service	$152	$146	4.0%	79.0%	78.5%	0.5%	$192	$186	3.2%
Americas Select Service	106	99	7.2%	81.9%	80.2%	1.7%	130	124	5.0%

	Three Months Ended September 30,
(in millions, except percentages)	2015	2014	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$85	$80	$5	6.3%
Other Revenues from Managed Properties	409	389	20	5.1%
Total Segment Revenues	$494	$469	$25	5.3%
Segment Adjusted EBITDA	$74	$66	$8	12.1%

	Nine Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2015	2014	Better / (Worse)	2015	2014	Change in Occ % pts	2015	2014	Better / (Worse)
Americas Full Service	$150	$142	5.9%	77.1%	76.0%	1.1%	$195	$186	4.5%
Americas Select Service	102	94	8.1%	78.9%	77.9%	1.0%	129	121	6.7%

	Nine Months Ended September 30,
(in millions, except percentages)	2015	2014	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$269	$247	$22	8.9%
Other Revenues from Managed Properties	1,225	1,166	59	5.1%
Total Segment Revenues	$1,494	$1,413	$81	5.7%
Segment Adjusted EBITDA	$224	$201	$23	11.4%
Adjusted EBITDA increased by $8 million and $23 million in the three and nine months ended September 30, 2015, respectively (which included net unfavorable currency impacts of $1 million and $3 million, respectively), compared to the three and nine months ended September 30, 2014 due primarily to the aforementioned $5 million and $22 million increase in management, franchise and other fees. Selling, general and administrative expenses decreased $3 million in the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to decreased payroll and related costs and professional fees. Selling, general and administrative expenses decreased $1 million in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to decreased payroll and related costs.

ASPAC management and franchising.  ASPAC management and franchising segment revenues were flat and increased $8 million in the three and nine months ended September 30, 2015, respectively (which included $2 million and $4 million, respectively, in net unfavorable currency impacts), compared to the three and nine months ended September 30, 2014.
Management, franchise and other fees decreased $1 million and increased $2 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The decrease in the three months ended September 30, 2015 was primarily driven by a decrease in incentive fees at certain properties in South Korea, while the increase in the nine months ended September 30, 2015 was primarily driven by increased base and incentive fees at certain properties in Japan and China, partially offset by declines at certain properties in South Korea.
During the three and nine months ended September 30, 2015, comparable full service RevPAR decreased 5.6% (or increased 3.1% excluding the unfavorable currency impacts) and decreased 3.3% (or increased 3.8% excluding the unfavorable currency impacts), respectively, compared to the three and nine months ended September 30, 2014. Excluding the aforementioned unfavorable currency impacts, the increase in comparable full service RevPAR during the three and nine months ended September 30, 2015 was driven by increased occupancy in most areas within the region and increased ADR in Japan, western China and Macau, partially offset by decreased ADR in northern China, Hong Kong and South Korea.
During the three months ended September 30, 2015, we removed one property from the comparable ASPAC full service systemwide hotels as a result of a significant renovation. During the nine months ended September 30, 2015, we removed three properties from the comparable ASPAC full service systemwide hotels, one property that left the chain and two properties as a result of a significant renovation at each of those properties.

	Three Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2015	2014	Better / (Worse)	2015	2014	Change in Occ % pts	2015	2014	Better / (Worse)
ASPAC Full Service	$148	$157	(5.6)%	72.3%	70.0%	2.3%	$205	$225	(8.6)%

	Three Months Ended September 30,
(in millions, except percentages)	2015	2014	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$21	$22	$(1)	(4.5)%
Other Revenues from Managed Properties	19	18	1	5.6%
Total Segment Revenues	$40	$40	$—	—%
Segment Adjusted EBITDA	$12	$9	$3	33.3%

	Nine Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2015	2014	Better / (Worse)	2015	2014	Change in Occ % pts	2015	2014	Better / (Worse)
ASPAC Full Service	$149	$154	(3.3)%	69.7%	67.3%	2.4%	$214	$229	(6.6)%

	Nine Months Ended September 30,
(in millions, except percentages)	2015	2014	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$65	$63	$2	3.2%
Other Revenues from Managed Properties	59	53	6	11.3%
Total Segment Revenues	$124	$116	$8	6.9%
Segment Adjusted EBITDA	$35	$31	$4	12.9%
Adjusted EBITDA increased $3 million and $4 million in the three and nine months ended September 30, 2015, respectively (which included $1 million and $3 million net unfavorable currency impacts, respectively), compared to the three and nine months ended September 30, 2014, respectively. The increase during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was driven by a decrease in selling, general and administrative expenses of $4 million which included decreased payroll and related costs, partially offset by the aforementioned decrease in management, franchise and other fees. The increase during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was driven by a decrease in selling, general and administrative expenses of $2 million as well as the aforementioned increase in management, franchise and other fees. Selling, general and administrative expenses in the three and nine months ended September 30, 2014 included $2 million of owner accommodation costs.
EAME/SW Asia management.  EAME/SW Asia management segment revenues decreased $3 million and $4 million in the three and nine months ended September 30, 2015, respectively (including $2 million and $6 million in net unfavorable currency impacts, respectively), compared to the three and nine months ended September 30, 2014.
Management and other fees decreased $2 million and $6 million in the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014. The decreases were due to a $1 million and $4 million decrease in incentive fees and a $1 million and $3 million decrease in base fees, primarily driven by properties in Europe due to impacts from the stronger U.S. dollar and decreased performance at certain properties in the Middle East.
During the three and nine months ended September 30, 2015, comparable full service RevPAR decreased 7.5% (or increased 6.2% excluding unfavorable currency impacts) and decreased 9.7% (or increased 2.4% excluding unfavorable currency impacts), respectively, compared to the same periods in the prior year. Excluding the unfavorable currency impacts, the increase in comparable full service RevPAR during the three months ended September 30, 2015 was driven by increased ADR in Europe and Africa and increased occupancy in most areas of the region, partially offset by decreased ADR in the Middle East and India. Excluding the unfavorable currency impacts, the increase in comparable full service RevPAR during the nine months ended September 30, 2015 was driven by increased occupancy in India, Africa, and parts of western Europe and increased ADR in Europe and Africa. These increases were partially offset by decreased occupancy in the Middle East and eastern Europe and decreased ADR in the Middle East and India.
During the three months ended September 30, 2015, no properties were removed from the comparable EAME/SW Asia full service systemwide hotel results. During the nine months ended September 30, 2015, we removed one property that experienced a partial closure from the comparable EAME/SW Asia full service systemwide hotel results.

	Three Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2015	2014	Better / (Worse)	2015	2014	Change in Occ % pts	2015	2014	Better / (Worse)
EAME/SW Asia Full Service	$136	$147	(7.5)%	65.6%	63.6%	2.0%	$207	$230	(10.3)%

	Three Months Ended September 30,
(in millions, except percentages)	2015	2014	Better / (Worse)
Segment Revenues
Management and Other Fees	$16	$18	$(2)	(11.1)%
Other Revenues from Managed Properties	12	13	(1)	(7.7)%
Total Segment Revenues	$28	$31	$(3)	(9.7)%
Segment Adjusted EBITDA	$7	$9	$(2)	(22.2)%

	Nine Months Ended September 30,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2015	2014	Better / (Worse)	2015	2014	Change in Occ % pts	2015	2014	Better / (Worse)
EAME/SW Asia Full Service	$137	$152	(9.7)%	65.8%	64.7%	1.1%	$208	$235	(11.2)%

	Nine Months Ended September 30,
(in millions, except percentages)	2015	2014	Better / (Worse)
Segment Revenues
Management and Other Fees	$49	$55	$(6)	(10.9)%
Other Revenues from Managed Properties	40	38	2	5.3%
Total Segment Revenues	$89	$93	$(4)	(4.3)%
Segment Adjusted EBITDA	$22	$30	$(8)	(26.7)%
Adjusted EBITDA decreased $2 million and $8 million in the three and nine months ended September 30, 2015, respectively, (which included $1 million and $4 million net unfavorable currency impacts), compared to the three and nine months ended September 30, 2014. The decrease in Adjusted EBITDA during the three months ended September 30, 2015 was driven by the aforementioned $2 million decrease in management and other fees. The decrease in Adjusted EBITDA during the nine months ended September 30, 2015 was driven by the aforementioned $6 million decrease in management and other fees and a $2 million increase in selling, general, and administrative costs, primarily driven by an increase in payroll and related costs.
Corporate and other.    Corporate and other includes unallocated corporate expenses, the results of our vacation ownership business prior to the sale in the fourth quarter of 2014, license fees related to Hyatt Residence Club, and the results of our co-branded credit card. Corporate and other revenues decreased $25 million and $69 million during the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. As a result of the sale of our vacation ownership business, other revenues decreased $15 million and $48 million and other revenues from managed properties decreased $11 million and $30 million during the three and nine month periods ended September 30, 2015, respectively, compared to the same periods in 2014. These decreases were partially offset by increases of $1 million and $6 million during the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 due to growth of our co-branded credit card program. We recorded $3 million in license fees related to Hyatt Residence Club during the nine months ended September 30, 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages)	2015	2014	Better / (Worse)		2015	2014	Better / (Worse)
Corporate and other revenues	$10	$35	$(25)	(71.4)%	$29	$98	$(69)	(70.4)%
Corporate and other Adjusted EBITDA	$(31)	$(28)	$(3)	(10.7)%	$(104)	$(85)	$(19)	(22.4)%
Adjusted EBITDA decreased $3 million and $19 million during the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. These decreases were driven by the aforementioned $25 million and $69 million decreases in other revenues which were partially offset by decreases in other costs from managed properties, selling, general and administrative costs and other direct costs. Expenses decreased $23 million and $68 million during the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year due to the sale of our vacation ownership business. Excluding the impact of the sale of our vacation ownership business, selling, general and administrative costs increased $1 million and $13 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The increase in the nine months ended September 30, 2015 was primarily due to increased payroll and related costs, professional fees and marketing costs. Direct costs increased $1 million and $5 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year from our co-branded credit card program.
Eliminations.    Eliminations of $19 million and $66 million for the three and nine months ended September 30, 2015, respectively, and eliminations of $26 million and $79 million for the three and nine months ended September 30, 2014, respectively, primarily represent fees charged by our management and franchising segments to our owned and leased hotels segment for managing their operations.

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
The following table sets forth Adjusted EBITDA by segment for the three and nine months ended September 30, 2015 and September 30, 2014.

	Three Months Ended September 30,
(in millions, except percentages)	2015	2014	Better / (Worse)
Owned and leased hotels	$110	$123	$(13)	(10.6)%
Americas management and franchising	74	66	8	12.1%
ASPAC management and franchising	12	9	3	33.3%
EAME/SW Asia management	7	9	(2)	(22.2)%
Corporate and other	(31)	(28)	(3)	(10.7)%
Consolidated Adjusted EBITDA	$172	$179	$(7)	(3.9)%

	Nine Months Ended September 30,
(in millions, except percentages)	2015	2014	Better / (Worse)
Owned and leased hotels	$374	$405	$(31)	(7.7)%
Americas management and franchising	224	201	23	11.4%
ASPAC management and franchising	35	31	4	12.9%
EAME/SW Asia management	22	30	(8)	(26.7)%
Corporate and other	(104)	(85)	(19)	(22.4)%
Consolidated Adjusted EBITDA	$551	$582	$(31)	(5.3)%
The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three and nine months ended September 30, 2015 and September 30, 2014:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Adjusted EBITDA	$172	$179	$551	$582
Equity earnings (losses) from unconsolidated hospitality ventures	(17)	6	(46)	22
Asset impairments	(5)	—	(5)	(7)
Gains on sales of real estate	—	3	9	65
Other income (loss), net	11	2	(3)	(11)
Net income attributable to noncontrolling interests	—	(1)	—	(2)
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(21)	(19)	(63)	(64)
EBITDA	140	170	443	585
Depreciation and amortization	(78)	(91)	(233)	(269)
Interest expense	(17)	(17)	(51)	(54)
Provision for income taxes	(20)	(30)	(72)	(100)
Net income attributable to Hyatt Hotels Corporation	$25	$32	$87	$162

Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments and cash generated from our operations. As part of our business strategy, we also recycle capital by using net proceeds from dispositions to support our acquisitions and new investment opportunities. When appropriate, we borrow cash under our revolving credit facility or from other third-party sources, and may also raise funds by issuing debt or equity securities as necessary. We maintain a cash investment policy that emphasizes preservation of capital. At September 30, 2015 and December 31, 2014, we had cash and cash equivalents and short-term investments of $634 million and $815 million, respectively. We believe that our cash position, short-term investments and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives for the foreseeable future.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. During the nine months ended September 30, 2015, we continued to make purchases of our common stock under our approved repurchase program. During the three and nine months ended September 30, 2015, we repurchased $195 million and $539 million of the Company's common stock, respectively. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. See Note 11 for further details of our existing repurchase program. As of September 30, 2015, we had $305 million remaining under the share repurchase authorization.
During the nine months ended September 30, 2015, we sold Hyatt Regency Indianapolis for a net sales price of $69 million. We entered into a long-term franchise agreement with the purchaser.
During the nine months ended September 30, 2015, we sold land and construction in progress for $14 million to an unconsolidated hospitality venture in which Hyatt has a 40% ownership interest. Also during the nine months ended September 30, 2015, we sold a Hyatt House hotel for a net sales price of $5 million.
Our current expectation for is that our operating performance guarantees will not have a significant impact on our liquidity and capital resources in 2015. See Note 10 for further information.
Sources and Uses of Cash
At September 30, 2015 and December 31, 2014, we had cash and cash equivalents of $569 million and $685 million, respectively. Additionally, we had short-term investments in certificates of deposits and marketable securities of $65 million and $130 million as of September 30, 2015 and December 31, 2014, respectively.

(in millions)	Nine Months Ended September 30,
	2015	2014
Cash provided by (used in):
Operating activities	$396	$362
Investing activities	24	(250)
Financing activities	(534)	(287)
Effect of changes in exchange rate on cash and cash equivalents	(2)	(4)
Net decrease in cash and cash equivalents	(116)	(179)
Cash and cash equivalents - beginning of year	685	454
Cash and cash equivalents classified as assets held for sale	—	(12)
Cash and cash equivalents - end of period	$569	$263
Cash Flows from Operating Activities
Cash flows provided by operating activities totaled $396 million in the nine months ended September 30, 2015, compared to $362 million in the same period last year. The increase was driven by restricted cash released from our captive insurance company and the timing of income tax payments. This increase was partially offset by the timing of certain accruals.
Cash Flows from Investing Activities
Cash flows provided by investing activities totaled $24 million in the nine months ended September 30, 2015 compared to cash used in investing activities of $250 million in the same period last year. Specific activity in each period was as follows:
During the nine months ended September 30, 2015:

•	We sold Hyatt Regency Indianapolis for approximately $69 million.

•	We sold land and construction in progress for approximately $14 million, of which $12 million has been received.

•	We sold a Hyatt House hotel for approximately $5 million.

•	We released $143 million from escrow to cash and cash equivalents related to release of proceeds from like-kind exchanges.

•	Capital expenditures were $185 million (see "Capital Expenditures" below).

•	We invested $29 million in unconsolidated hospitality ventures.

•	We received proceeds of $28 million from financing receivables.

•	We received net proceeds of $75 million from the maturity of time deposits.

•	We purchased net $114 million of marketable securities and short-term investments related to Hyatt Gold Passport and our insurance captive.

•	We released $19 million from restricted cash related to the development of a hotel in Brazil.
During the nine months ended September 30, 2014:

•
We sold nine select service properties and one full service property for $310 million, net of closing costs and cash transferred, of which $232 million was classified as restricted cash in anticipation of consummation of a like-kind exchange agreement and was released upon the completion of the like-kind exchange.

•	We released $74 million from restricted cash in conjunction with the 2013 sale of Hyatt Key West and the consummation of a like-kind exchange agreement.

•	We acquired the Park Hyatt New York hotel, for a net purchase price of $391 million.

•	Capital expenditures were $168 million (see "Capital Expenditures" below).

•	We invested $97 million in investments which includes $84 million in unconsolidated hospitality ventures.

•	We purchased a net total of $21 million of marketable securities and short-term investments.
Cash Flows from Financing Activities
Cash flows used in financing activities totaled $534 million in the nine months ended September 30, 2015 compared to $287 million in the nine months ended September 30, 2014.
During the nine months ended September 30, 2015, the Company repurchased 9,614,463 shares of common stock for an aggregate purchase price of $539 million. During the nine months ended September 30, 2014, the Company repurchased 4,048,230 shares of common stock for an aggregate purchase price of $229 million of which $228 million was settled in cash during the period.
During the nine months ended September 30, 2014, the Company exercised its purchase option to acquire the Hyatt Regency Grand Cypress hotel for $191 million.
During the nine months ended September 30, 2015, we did not draw on our revolving credit facility. During the nine months ended September 30, 2014, we drew $170 million on our revolving credit facility and repaid $40 million. During the nine months ended September 30, 2015 and September 30, 2014, we drew $12 million and $14 million, respectively, on a construction loan for the development of a hotel in Brazil.
The following is a summary of our debt to capital ratios:

(in millions, except percentages)	September 30, 2015	December 31, 2014
Consolidated debt (1)	$1,377	$1,390
Stockholders’ equity	4,130	4,627
Total capital	5,507	6,017
Total debt to total capital	25.0%	23.1%
Consolidated debt (1)	1,377	1,390
Less: Cash and cash equivalents and short-term investments	634	815
Net consolidated debt (cash and short-term investments)	$743	$575
Net debt to total capital	13.5%	9.6%

(1)
Excludes approximately $682 million and $638 million of our share of unconsolidated hospitality venture indebtedness as of September 30, 2015 and December 31, 2014, respectively, substantially all of which is non-recourse to us.

Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance, enhancements to existing properties and investment in new properties.
During the nine months ended September 30, 2015 and September 30, 2014, we had total capital expenditures of $185 million and $168 million, respectively. Maintenance expenditures were $81 million and $64 million for the nine months ended September 30, 2015 and September 30, 2014, respectively, with the increase driven by increased spending at full service properties and increased technology spending, partially offset by decreased spending related to owned select service hotels driven by dispositions during 2014. Expenditures related to investments in new properties were $69 million and $56 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. Expenditures related to investments in new properties in 2015 were primarily driven by construction spending on our development of a hotel in Brazil. Expenditures related to investments in new properties in 2014 were primarily driven by construction spending on our development of a hotel in Brazil and spending related to owned select service hotels which were subsequently sold during 2014. Enhancements to existing properties were $35 million and $48 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. The decrease is primarily driven by decreased spending at owned select service hotels driven by dispositions during 2014 and decreased renovation activity at international full service properties, partially offset by increased spending at full service properties in the United States. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations.
Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes. Interest on the Senior Notes is payable semi-annually.

Description	Principal Amount (in millions)
2016 Notes	$250
2019 Notes	196
2021 Notes	250
2023 Notes	350
Total	$1,046
We are in compliance with all applicable covenants under the indenture governing our Senior Notes as of September 30, 2015.
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
There were no borrowings under the revolving credit facility during the nine months ended September 30, 2015 and the average daily borrowings under the revolving credit facility during the nine months ended September 30, 2014 were $22 million. There was no outstanding balance on this credit facility at September 30, 2015, or at December 31, 2014. At December 31, 2014, however, we had $9 million in outstanding undrawn letters of credit that we issued under our revolving credit facility (which reduces the availability thereunder by the corresponding amount). As of September 30, 2015, we had available borrowing capacity of approximately $1.5 billion.
We are in compliance with all applicable covenants under the revolving credit facility as of September 30, 2015.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had a total of $56 million and $65 million in letters of credit outstanding at September 30, 2015 and December 31, 2014, respectively. We had letters of credit issued directly with financial institutions of $56 million at September 30, 2015 and December 31, 2014. The letters of credit issued directly with financial institutions had weighted-average fees of 94 basis points at September 30, 2015. The range of maturity on these letters of credit was up to one year as of September 30, 2015.

Other Debt Obligations
We are in compliance with all applicable covenants under all other debt instruments as of September 30, 2015.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At September 30, 2015, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
Interest Rate Risk
In the normal course of business, we are exposed to the impact of interest rate changes due to our borrowing activities. Our objective is to manage the risk of interest rate changes on the results of operations, cash flows, and the market value of our debt by creating an appropriate balance between our fixed and floating-rate debt. We enter into interest rate derivative transactions from time to time, including interest rate swaps, in order to maintain a level of exposure to interest rate variability that the Company deems acceptable. As of September 30, 2015 and December 31, 2014, we held no interest rate swap contracts.
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
The U.S. dollar equivalent of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany loans, with terms of less than one year, is as follows (in U.S. dollars):

(in millions)	September 30, 2015	December 31, 2014
Pound Sterling	$170	$171
Canadian Dollar	64	72
Korean Won	34	32
Swiss Franc	8	10
Brazilian Real	4	—
Total notional amount of forward contracts	$280	$285

We intend to offset the gains and losses related to our intercompany loans and transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income. The effects of these derivative instruments within other income (loss), net were gains of $12 million and $16 million for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2014, the effect of these derivative instruments were gains of $9 million and $1 million, respectively. We expect to continue this practice relating to our intercompany loans and transactions, and we will continue to manage the risks associated with other transactional and translational foreign currency volatility within our business.

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

Item 1A. Risk Factors.

At September 30, 2015, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company's purchases of shares of Class A common stock during the quarter ended September 30, 2015:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Program
July 1 to July 31, 2015	430,659	$57.02	430,659	$75,281,771
August 1 to August 31, 2015	1,669,634	$52.32	1,669,634	$387,928,372
September 1 to September 30, 2015	1,635,167	$50.61	1,635,167	$305,168,061
Total	3,735,460	$52.11	3,735,460

(1)
On each of December 11, 2014 and August 4, 2015, we announced the approvals of expansions of our share repurchase program pursuant to which we are authorized to purchase up to an additional $400 million and $400 million, respectively, of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. The repurchase programs do not have an expiration date. As of September 30, 2015, the Company had approximately $305 million remaining under the share repurchase authorization.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not Applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

3.1
Amended and Restated Certificate of Incorporation of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-34521) filed with the Securities and Exchange Commission on August 4, 2015)

3.2
Amended and Restated Bylaws of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 11, 2014)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Hyatt Hotels Corporation

Date:	November 3, 2015	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Hyatt Hotels Corporation

Date:	November 3, 2015	By:	/s/ Atish Shah
Atish Shah
Senior Vice President, Interim Chief Financial Officer
(Principal Financial Officer)