Form 10-K
period 2015-12-31
Hyatt Hotels Corp
filed 2016-02-18
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No   ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of June 30, 2015, the aggregate market value of the registrant's Class A common stock, $0.01 par value, held by non-affiliates of the registrant was approximately $1,863.0 million (based upon the closing sale price of the Class A common stock on June 30, 2015 on The New York Stock Exchange). The market value of the registrant's Class B common stock is not included in the above value as there is no active market for such stock.
As of January 31, 2016, there were 26,023,355 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 109,628,962 shares of the registrant's Class B common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Proxy Statement for its 2016 Annual Meeting of Stockholders to be held on May 11, 2016.

HYATT HOTELS CORPORATION

FISCAL YEAR ENDED DECEMBER 31, 2015

Disclosure Regarding Forward-Looking Statements
This annual report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, financial performance, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would" and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•
the factors discussed in this annual report set forth under the sections titled "Risk Factors" in Part I, Item 1A, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7;

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

•	our ability to successfully achieve certain levels of operating profits at hotels that have performance guarantees in favor of our third-party owners;

•	the impact of hotel renovations;

•	our ability to successfully execute our common stock repurchase program;

•	the seasonal and cyclical nature of the real estate and hospitality businesses;

•	changes in distribution arrangements, such as through Internet travel intermediaries;

•	changes in the tastes and preferences of our customers;

•	relationships with colleagues and labor unions and changes in labor laws;

•	the financial condition of, and our relationships with, third-party property owners, franchisees and hospitality venture partners;

•	the possible inability of third-party owners, franchisees or development partners to access capital necessary to fund current operations or implement our plans for growth;

•	risks associated with potential acquisitions and dispositions and the introduction of new brand concepts;

•	the timing of acquisitions and dispositions;

•	failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals);

•	unforeseen terminations of our management or franchise agreements;

•	changes in federal, state, local or foreign tax law;

•	increases in interest rates and operating costs;

•	foreign exchange rate fluctuations or currency restructurings;

•	lack of acceptance of new brands or innovation;

•	general volatility of the capital markets and our ability to access such markets;

•	changes in the competitive environment in our industry, including as a result of industry consolidation, and the markets where we operate;

•	cyber incidents and information technology failures;

•	outcomes of legal or administrative proceedings; and

•	violations of regulations or laws related to our franchising business.
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

Terms Used in this Annual Report
Unless otherwise specified or the context otherwise requires, references in this annual report to "we," "our," "us," "Hyatt," "HHC," and the "Company" refer to Hyatt Hotels Corporation and its consolidated subsidiaries.
As used in this annual report, the term "Pritzker family business interests" means (1) various lineal descendants of Nicholas J. Pritzker (deceased) and spouses and adopted children of such descendants; (2) various trusts for the benefit of the individuals described in clause (1) and trustees thereof; and (3) various entities owned and/or controlled, directly and/or indirectly, by the individuals and trusts described in (1) and (2).
As used in this annual report, the term "properties" refers to hotels and residential and vacation ownership units that we develop, own, operate, manage, franchise, or to which we provide services or license our trademarks. "Hyatt portfolio of properties" or "portfolio of properties" refers to hotels and other properties that we develop, own, operate, manage, franchise, license, or provide services to, including under our Park Hyatt, Grand Hyatt, Andaz, Hyatt Regency, Hyatt Centric, Hyatt, Hyatt Place, Hyatt House, Hyatt Ziva and Hyatt Zilara brands. Residential ownership units refers to residential units that we manage, own, or to which we provide services or license our trademarks (such as serviced apartments and Hyatt-branded residential units) that are typically part of a mixed-use project and located adjacent to a full service hotel that is a member of the Hyatt portfolio of properties. Vacation ownership units refer to the fractional and timeshare vacation ownership properties with respect to which we license our trademarks and that are part of the Hyatt Residence Club. "Hospitality ventures" refers to entities in which we own less than a 100% equity interest.
As used in this annual report, the term "colleagues" refers to the more than 100,000 individuals working at our corporate and regional offices and our managed, franchised and owned properties. We directly employ approximately 45,000 of these 100,000 colleagues. The remaining colleagues are employed by third-party owners and franchisees of our hotels.
Hyatt®, Park Hyatt®, Grand Hyatt®, Andaz®, Hyatt Regency®, Hyatt Centric™, Hyatt Place®, Hyatt House®, Hyatt Ziva™, Hyatt Zilara™, Hyatt Residence Club®, Hyatt Residences®, Hyatt Gold Passport®, Hyatt Resorts™ and related trademarks, logos, trade names and service marks appearing in this annual report are the property of Hyatt Corporation, a wholly owned subsidiary of Hyatt Hotels Corporation. All other trademarks, trade names or service marks appearing in this annual report are the property of their respective owners.

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
Overview
Hyatt Hotels Corporation is a global hospitality company with widely recognized, industry leading brands and a tradition of innovation developed over our more than fifty-year history. We develop, own, operate, manage, franchise, license or provide services to a portfolio of properties, consisting of full service hotels, select service hotels, resorts and other properties, including timeshare, fractional and other forms of residential and vacation properties. As of December 31, 2015, our worldwide hotel portfolio consisted of 599 hotels (159,336 rooms). See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" for a categorized breakdown of our portfolio.
Our full service hotels and resorts operate under six established brands: Park Hyatt, Grand Hyatt, Andaz, Hyatt Regency, Hyatt Centric and Hyatt, with Hyatt Centric having launched in 2015. Our two select service brands are Hyatt Place and Hyatt House, an extended stay brand. In 2013, we introduced Hyatt Ziva and Hyatt Zilara all inclusive resort brands, which marked our entry into the all inclusive resort segment. We also manage, provide services to or license our trademarks with respect to residential ownership units that are often adjacent to a Hyatt-branded full service hotel. We consult with third parties in the design and development of such mixed-use projects. We license our trademarks with respect to vacation ownership units, which are part of the Hyatt Residence Club. In 2014, we sold our vacation ownership business to an affiliate of Interval Leisure Group ("ILG") and entered into a long-term license agreement.
Our colleagues, whom we refer to as members of the Hyatt family, are more than 100,000 individuals working at our corporate and regional offices and our managed, franchised and owned properties in 52 countries around the world. Substantially all of our hotel general managers are trained professionals in the hospitality industry with extensive hospitality experience in their local markets and host countries. The general managers of our managed properties are empowered to operate their properties on an independent basis using their market knowledge, management experience and understanding of our brands. Our colleagues and hotel general managers are supported by our regional management teams located in cities around the world and our executive management team, headquartered in Chicago.
We primarily derive our revenues from hotel operations, management and franchise fees and other revenues from managed properties. For the years ended December 31, 2015 and December 31, 2014, revenues totaled $4.3 billion and $4.4 billion, respectively, net income attributable to Hyatt Hotels Corporation totaled $124 million and $344 million, respectively, and Adjusted EBITDA totaled $727 million and $728 million, respectively. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics Evaluated by Management—Adjusted EBITDA" for our definition of Adjusted EBITDA, why we present it, and for a reconciliation of our consolidated Adjusted EBITDA to net income attributable to Hyatt Hotels Corporation for the periods presented.
Corporate Realignment
On October 1, 2012 we implemented a realignment of our corporate and regional operations to enhance organizational effectiveness and adaptability. The changes were designed to facilitate innovation and further advance Hyatt toward its goal of becoming the most preferred hospitality brand for our colleagues, guests, owners, operators, community members and shareholders. The organizational evolution was designed to position Hyatt to adapt quickly and effectively to guest and hotel owner needs during the expansion and growth we anticipate across all of our brands in multiple markets over the next several years.
As part of the realignment, we established three operating segments: Americas management and franchising; Southeast Asia, China, Australia, South Korea and Japan ("ASPAC") management and franchising; and Europe, Africa, the Middle East and Southwest Asia ("EAME/SW Asia") management. The operating segments, together with our owned and leased hotels, form our four reportable segments. The results of our vacation ownership business both during our period of ownership and from the ongoing license agreement after the sale of this business in the fourth quarter of 2014, combined with the Hyatt co-

branded credit card and unallocated corporate overhead, continue to be reported within corporate and other. See Note 18 to our consolidated financial statements included in this annual report for additional information on our segments.
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
Our Purpose, Goal and Values
Our Purpose
To care for people so they can be their best.
Our Goal
To become the most preferred hospitality brand—loved and respected by colleagues, guests, owners, operators, community members and shareholders.
Our Values
Respect, integrity, humility, empathy, creativity and fun are our shared core values.
Our purpose, goal and values are brought to life by our colleagues, whom we refer to as the Hyatt family. We believe that our colleagues embody our purpose of caring for people, including each other, our guests and ultimately our owners. This commitment to genuine service and care is what differentiates us and drives guest preference. The management teams at each of our managed properties lead by example, and we provide them with the appropriate autonomy to make operational decisions in the best interest of the hotel and brand. We believe the managers of our franchised properties are experienced operators with high standards who have demonstrated commitment to our values and our approach to caring for guests to enhance guest satisfaction. High levels of guest satisfaction lead to increased guest preference for our brands, which we believe results in a strengthened revenue base over the long term. We also believe that engaged colleagues will enhance efficient operation of our properties, resulting in improved financial results for our property owners. Sustained adherence to these principles is a basis for our brand reputation and is one of the principal factors behind the decisions by our diverse group of hotel owners and developers to invest in the Hyatt portfolio of properties around the world. We work with existing and prospective hotel owners and developers to increase our presence around the world, which we expect will lead to guest satisfaction, brand preference and new channels for professional growth for our colleagues.
Our Competitive Strengths
We have significant competitive strengths that support our goal of being the most preferred brand for our colleagues, guests and owners.
World Class Brands.    We believe that our widely recognized, industry leading brands provide us with a competitive advantage in attracting and driving preference for our colleagues, guests and owners. We have consistently received top rankings, awards and accolades for service and guest experience from independent publications and surveys, including Condé Nast Traveler, Travel and Leisure, Forbes and AAA. Our brand recognition and strength is key to our ability to drive preference among our colleagues, guests and owners.
Global Platform with Compelling Growth Potential.    Our existing global presence is widely distributed, and our hotels operate in 20 of the 25 most populous urban centers around the globe. We believe that our existing hotels provide us with a strong platform from which to selectively pursue new growth opportunities in markets where our brands are under-represented. Our dedicated global development executives in offices around the world apply their experience, judgment and knowledge to ensure that the Hyatt portfolio of properties enhances preference for our brands. An important aspect of our compelling growth potential is our strong brand presence in higher growth markets such as India, China, the Middle East and Brazil. The combination of our existing locations and brands, experienced development team, established third-party relationships and significant access to capital provides us with a strong foundation for future growth and long-term value creation.
Deep Culture and Experienced Management Teams.    Hyatt has a strong culture rooted in values that have supported our past success and form the foundation for our future. The members of the Hyatt family are united by shared values, a single purpose and a common goal. Our colleagues at Hyatt properties are led by an experienced group of general managers. For example, the general managers at our full service managed hotels have an average tenure of more than 22 years at Hyatt. Regional management teams located around the world support our hotel general managers by providing resources, mentorship and coaching, owner support and other assistance. Senior operating management has an average of approximately 30 years of experience in the industry. Our experienced executive management team sets overall policies for our company, supports our regional teams and our colleagues around the world, provides strategic direction and leads our global growth initiatives.
Strong Capital Base and Disciplined Financial Approach.    Our approach is to maintain appropriate levels of financial leverage through industry cycles and economic downturns. As of December 31, 2015, we had cash and cash equivalents and short-term investments of $503 million and available borrowing capacity of $1.5 billion. We believe that as a result of our balance sheet strength, we are uniquely positioned to take advantage of strategic opportunities to develop or acquire properties and brands. We adhere to a formal investment process in evaluating such opportunities with input from various groups within our global organization.
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
High Quality Owned Hotels Located in Desirable Markets.    As of December 31, 2015, our portfolio of properties consisted of luxury and upper-upscale full service hotels and resorts, upscale select service hotels and all inclusive resorts in key markets and totaled 33 owned properties and 35 managed or franchised properties that are owned or leased by unconsolidated hospitality ventures. Our owned full service hotels are located primarily in key markets, including major business centers and leisure destinations with strong growth potential, such as Chicago, London, Mexico City, New York, Paris, San Francisco, Seoul and Zurich. Our hospitality ventures include 50% ownership interests in properties in Mumbai and São Paulo. A number of our owned hotels and hospitality venture properties are unique assets with high brand recognition and a strong position in their local markets. In 2014, we opened Park Hyatt New York, the flagship hotel of the globally recognized Park Hyatt brand, giving the brand representation in an additional key market. In 2013, we acquired Hyatt Regency Orlando, adding to our portfolio a high quality hotel located adjacent to one of the largest convention facilities in the United States. As a significant owner of hotel assets, we believe we are well-positioned when demand strengthens, as we expect earnings growth from owned properties to outpace revenue growth at managed properties during periods of increasing demand and room rates due to the operating leverage inherent in owned properties. This benefit can be achieved through increased earnings from our owned assets and through value realized from selected asset sales.
Our Business Strategy
Our strategy for reaching our goal to become the most preferred hospitality brand is based on differentiating Hyatt through powerful brands and innovation and generating long-term, sustainable growth for the company that will create shareholder value and career development opportunities for colleagues. We implement our strategy through a focus on four strategic priorities:
Cultivate the Best People and Evolve the Culture
Cultivating the best people and evolving the culture focuses on attracting, developing, rewarding and retaining individuals who distinguish Hyatt from our competitors and provide a unique experience to our guests. We recognize that our people and our culture are our greatest assets. Our goal is to develop a strong pipeline of diverse and talented colleagues and to provide them with opportunities to fulfill their personal potential and development while helping to make Hyatt successful.
Our brands are defined, in large part, by the commitment to genuine service and care that our colleagues deliver to our guests. We believe that while a great product is necessary for success, a service model that promotes genuine care for our guests and that is focused on their particular needs is the key to a sustainable long-term advantage. Therefore, we strive to involve our colleagues in deciding how we care for our guests and identifying what we can do to improve guest satisfaction. We rely on our hotel general managers to lead by example and foster colleague engagement. We believe that colleague engagement results in higher levels of customer satisfaction and improves the performance of our properties. To assist in this process, we aim to ensure that talented management teams are in place worldwide and to reward those teams that achieve higher levels of colleague engagement, guest satisfaction and hotel financial performance.
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
Build and Deliver Brand-Led Experiences
In support of our goal to become the most preferred hospitality brand and to foster quality growth, we have focused on creating a meaningful portfolio of brands that deliver unique experiences. Our objective is to differentiate our brands both from one another, and from our competitors. We have developed a personality and identity for each brand that results in a distinct look and reflects experiences and attributes unique to that particular brand.
Successful innovation has been a hallmark of Hyatt since its founding, with a commitment to impactful architectural design in both the large-scale convention and smaller leisure markets. We continuously probe deeper and uncover new opportunities for enhancing the guest experience in each of our brands. We have a long track record of creative approaches to food and beverage at our hotels throughout the world, and we have created profitable and sought-after venues that create and enhance demand for our hotel properties.
Our Hyatt Gold Passport guest loyalty program is designed to attract new guests and to demonstrate our loyalty to our existing guests. In 2015, Hyatt Gold Passport won two Freddie Awards, best elite travel program in the Americas and best elite travel program in the Middle East/ Asia/ Oceania. The Hyatt Credit Card, a co-branded Visa credit card between Hyatt and Chase Card Services, continued to show strong growth in card member acquisitions and member engagement.
Operate with Excellence
A key component of our strategy is to maximize revenues and manage costs at our managed hotel properties. We strive to optimize revenues by focusing on revenue management and establishing and increasing guest loyalty to our brands. We work to expand Hyatt's share of room revenue by continuously striving to provide genuine guest service and delivering value to our guests. Our existing customer base is diverse with different needs and preferences. We aim to provide differentiated service and product offerings targeted at each customer segment within each of our brands, including meeting planners and convention guests, leisure guests and business travelers, in order to satisfy our customers' specific needs.
We manage costs by setting performance goals for our hotel management teams, and granting our general managers operational autonomy. We support these cost management efforts by providing our general managers with tools and analytics from our regional and corporate offices and by compensating our hotel management teams based on property performance. In addition to managing hotel level costs, we strive to keep corporate costs aligned with growth through efficient resource allocation, which we expect will generate savings supporting our ability to fund additional growth and further invest in our brands.
Grow With Intent
We are focused on creating long-term shareholder value, and on where and how we invest to expand our presence in key locations. We believe that the scale of our presence around the world is small relative to the recognition of our brands and our excellent reputation for service and, therefore, we have a unique opportunity to grow.

o
Increase Market Presence.    We focus our expansion efforts on under-penetrated markets where we already have an established presence and on locations where our guests are traveling but where we do not have a presence. We intend to expand our presence by increasing the number of hotels in the Hyatt portfolio, primarily by entering into new management and franchise agreements. We believe our intense focus on each customer group that we serve and our understanding of how we can serve them in new locations will result in quality growth. Over the past few years, we have made significant progress in expanding our presence through development of new hotels and conversion of existing hotels. For example, in New York City, we have expanded our presence from one property at the time of our IPO in 2009 to eight properties as of December 31, 2015. Expansion in dynamic markets like China and India is central to our growth strategy as representation in key cities and resort destinations provides the Company with the opportunity to drive preference for our brands as we serve a broader base of guests in these high growth markets. As of

December 31, 2015, there were approximately 105 hotels open or under development in China in markets such as Beijing, Hong Kong, Shanghai and Shenzhen. In India, the total number of hotels open or under development was approximately 40 properties as of December 31, 2015. In addition to China and India, we have also announced further expansion plans into diverse international markets including Australia, Germany, Indonesia, Japan, Jordan, Kuwait, New Zealand, Republic of Georgia, Saudi Arabia, Singapore, Thailand and Uruguay.

o
Expand Select Service Presence.    We continue to expand Hyatt Place and Hyatt House, which we believe will support our overall growth and enhance the performance of all of our brands. We intend to grow our select service presence through third-party construction of new franchised properties, conversion and renovation of existing non-Hyatt properties, and in certain cases, participation in the development of new managed properties. We believe that the opportunity for properties that provide a select offering of services at a lower price point than full service hotels is particularly compelling in certain markets, including India, China and the Middle East, where there is a large and growing middle class along with a meaningful number of local business travelers. As of December 31, 2015, we had 19 Hyatt Place hotels operating outside of the United States in 11 countries, throughout Asia, Europe, Africa and Latin America. In addition to these hotels, we have announced new management agreements for select service properties currently under development in Brazil, Canada, China, Guatemala, India, Mexico, Thailand, Saudi Arabia, Switzerland and the United Kingdom.

o
Increase Focus on Franchising.    We continue to increase our franchised hotel presence, primarily in the United States. By increasing our focus on franchising, we believe that we will gain access to capital from developers and property owners that specifically target franchise business opportunities. We have an internal team dedicated to supporting our franchise owners and to driving the expansion of our franchised hotel presence. We plan to expand existing relationships and develop new relationships with franchisees who demonstrate an ability to provide excellent customer service and maintain our brand standards. In support of our strategy, we recently sold several individual full service hotels and portfolios of select service hotels subject to long-term franchise agreements with the purchasers.

o
Utilize our Capital and Asset Base for Targeted Growth.    The combination of our significant liquidity and strong capital position coupled with our large, high quality asset base provides a unique platform to support our growth strategy. We take a comprehensive approach to our efforts to recycle hotel real estate assets and to manage capital deployment in furtherance of our expansion plans. Capital deployment will continue to be done with an objective to maximize long-term shareholder value and we will assess and balance liquidity, value and strategic importance in each instance. We also will continue to commit capital to fund the renovation of certain assets in our owned portfolio. While we will selectively dispose of hotel properties, we expect to maintain significant ownership of hotel properties over time given our focus and expertise as an owner. During 2014 and 2015, we sold several individual full service hotels and portfolios of select service hotels. Asset sales are consistent with the Company’s asset recycling strategy—selling certain hotels, maintaining presence in markets by entering into new management or franchise agreements, and re-investing sale proceeds into new hotels and other growth opportunities, including investments in hospitality ventures.

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

Description of Our Brands

Brand	Segment	Customer Base	December 31, 2015 Rooms/Units (1)				Primary Selected Competitors	Key Locations
			% of our Total Portfolio	Americas Region	ASPAC Region	EAME/SW Asia Region
	Full Service/ Luxury	Individual business and leisure travelers; small meetings	4%	1,839	2,883	2,486	Four Seasons, Ritz-Carlton, Peninsula, St. Regis, Mandarin Oriental	Buenos Aires, Dubai, Paris, New York, Shanghai, Sydney, Washington D.C.
	Full Service/ Upper Upscale	Individual business and leisure travelers; large and small meetings, social events	15%	9,338	11,571	3,484	Mandarin Oriental, Shangri-La, InterContinental, Fairmont	Beijing, Berlin, Dubai, Hong Kong, New York, Tokyo
	Full Service/ Upper Upscale	Individual business and leisure travelers; small meetings	1%	1,580	470	389	W, Mondrian, The Standard	Amsterdam, London, Los Angeles, Maui, New York, Shanghai, Tokyo
	Full Service/ Upper Upscale	Conventions, business and leisure travelers; large and small meetings, social events; associations	46%	53,670	10,846	10,606	Marriott, Sheraton, Hilton, Renaissance, Westin	Boston, Delhi, London, Los Angeles, Mexico City, Orlando, San Francisco
	Full Service/ Upper Upscale	Business and leisure travelers; small meetings	<1%	708	—	—	Canopy, Kimpton, Renaissance, Joie de Vivre, independent and boutique hotels	Chicago, Long Beach, Miami, Park City
	Full Service/ Upper Upscale	Business and leisure travelers; small meetings	4%	5,444	362	1,501	Marriott, Hilton, InterContinental, Westin, independent and boutique hotels	Abu Dhabi, New York, San Francisco, Seattle, Key West
	Select Service/ Upscale	Individual business and leisure travelers; small meetings	20%	31,303	144	1,560	Courtyard by Marriott, Hilton Garden Inn	Atlanta, Dallas, Dubai, Houston, Miami, Phoenix, Santiago
	Select Service/ Extended Stay	Extended stay guests; individual business and leisure travelers; families; small meetings/trainings	6%	9,152	—	—	Residence Inn by Marriott, Homewood Suites	Austin, Boston, Dallas, Miami, San Francisco
	All Inclusive	Leisure travelers; families; small meetings	1%	1,860	—	—	Club Med, Sandals, Beaches	San Jose del Cabo, Puerto Vallarta and Cancun, Mexico; Rose Hall, Jamaica;
	All Inclusive	Leisure travelers; adult-only; small meetings	<1%	541	—	—	Club Med, Sandals, Beaches	Cancun, Mexico; Rose Hall, Jamaica
	Vacation Ownership/ Branded Residential	Owners of vacation units, repeat Hyatt business and leisure guests	2%	1,185	470	1,533	Hilton Vacation Club, Marriott Vacation Club, Starwood Vacation Ownership	Aspen, Beaver Creek, Beijing, Carmel, Danang Dubai, Key West, Maui, Park City

(1) Rooms/Units count includes owned, leased, managed, franchised, branded residential, hospitality ventures and vacation ownership properties licensed under the Hyatt Residence Club brand.

Park Hyatt
Park Hyatt hotels provide discerning, affluent individual business and leisure guests with elegant and luxurious accommodations. Guests of Park Hyatt hotels receive gracious service and enjoy rare and intimate experiences in a thoughtfully designed contemporary environment. Located in many of the world’s premier destinations, each Park Hyatt hotel is custom designed to combine sophistication with distinctive regional character. Park Hyatt hotels feature well-appointed guestrooms, meeting and special event spaces for smaller groups, critically acclaimed food, wine and art programs and signature restaurants featuring award-winning chefs.
Grand Hyatt
Grand Hyatt hotels are distinctive hotels in major gateway cities and resort destinations. With presence around the world and critical mass in Asia, Grand Hyatt hotels provide sophisticated global business and leisure travelers with elegant accommodations, extraordinary restaurants, bars, spas and fitness centers, as well as comprehensive business and meeting facilities. Signature elements of Grand Hyatt hotels include dramatic architecture, state of the art technology and facilities for an array of business or social gatherings of all sizes.
Andaz
Each Andaz hotel brings the local destination to life for its guests. The hotels are designed to reflect their surroundings and feature a unique and innovative service model that creates a barrier-free and non-traditional environment. Guests will experience personalized and unscripted service where they can become inspired by the spirit of the local community. Signature elements include Andaz Lounges, which are open, communal settings replacing the traditional lobby, Andaz Studios, which are creative and inspiring spaces for small meetings and gatherings, and Andaz Hosts, who are local experts that can assist guests with everything from check-in to recommending the best and most authentic spot in town for dinner.
Hyatt Regency
Hyatt Regency hotels offer a full range of services and facilities tailored to serve the needs of meeting planners, business travelers and leisure guests. Hyatt Regency convention hotels feature meeting and conference facilities of all sizes designed to provide a productive, connected environment. Hyatt Regency hotels in resort locations cater to couples seeking a getaway, families enjoying a vacation together and corporate groups seeking an atmosphere in which to conduct business and meetings.
Hyatt Centric
Hyatt Centric hotels are full service lifestyle hotels created for millennial-minded guests who view their hotel as more than a place to stay. Hyatt Centric hotels are centrally located in every destination, this means being both "in the middle of the action" and "in the know" so that both leisure and business travelers can easily explore the destination and get a feel for the local flavor. A staff of knowledgeable colleagues is on hand to aid guests in their discovery of their surroundings.
Hyatt
Hyatt hotels are smaller-sized properties conveniently located in diverse business and leisure areas. Regardless of the reason for a guest's stay, our Hyatt hotels provide guests with a home base as they discover and explore our neighborhoods. Hyatt hotels accommodate individual business and leisure travelers, as well as smaller scale business meetings and social gatherings.
Hyatt Place
Hyatt Place hotels create a modern, comfortable and seamless experience, combining style and innovation to create a casual simple hotel environment for today's multi-tasking traveler. Modern spacious guestrooms feature a Cozy Corner sofa sleeper, the Hyatt Grand BedTM and 42" HDTV. Guests enjoy the A.M. Kitchen SkilletTM, a complimentary hot breakfast. Hyatt Place hotels also offer the 24/7 Gallery Menu and the Coffee to Cocktails Bar, which features specialty coffees, premium beer, wine and spirits. Properties typically have 125 to 200 rooms and are located in urban, airport and suburban areas. Hyatt Place hotels cater to business travelers, as well as leisure guests and families. Hyatt Place hotels are also well suited to serve small meetings and events.

Hyatt House
Hyatt House hotels are designed to welcome guests as extended stay residents and offer services, amenities, communal spaces and a casual, comfortable environment that reminds guests of home. Apartment-style Kitchen Suites with fully equipped kitchens, comfortable living rooms and spacious bedrooms provide guests with the spaces that fit their needs. Guests can enjoy the complimentary hot breakfast, the Morning Spread, and the H BAR with a Sip+Savor Menu and full bar. Located in urban, airport and suburban areas, Hyatt House hotels cater to extended stay business travelers, as well as leisure travelers and families. Hyatt House hotels are also well suited to serve small meetings and events.
Hyatt Ziva
Hyatt Ziva all inclusive resorts are designed for vacationing guests of all ages and offer a variety of on-site activities and opportunities to explore the unique destinations in which the properties are located. Hyatt Ziva resorts feature a wide array of food and beverage outlets with an emphasis on authentic cuisine and are able to cater to social or business groups with varied and well-appointed meeting facilities.
Hyatt Zilara
Hyatt Zilara adult-only all inclusive resorts are located in sought after, unique resort destinations. They offer a wide array of food and beverage services with a focus on authentic and often locally-sourced ingredients. The resorts offer many social activities and live entertainment, as well as a variety of meeting spaces. The resorts are designed so that couples or small groups can enjoy intimate, sophisticated surroundings.
Hyatt Residence Club
Hyatt Residence Club provides members with vacation ownership opportunities in regionally inspired and designed residential-style properties with the quality of the Hyatt brand. Members pre-purchase time at a Hyatt Residence Club property and have the flexibility of usage, exchange and rental. Hyatt Residence Club members can choose to occupy their vacation home, exchange time among 16 Hyatt Residence Club locations, trade their time for Hyatt Gold Passport points or travel within the Hyatt system. Alternatively, members can exchange their intervals for stays at other properties participating within Interval International’s program, which has over 2,900 resorts in its exchange network worldwide.
Residential Ownership Units
Residential ownership units refer to residential units that we manage, or to which we provide services or license our trademarks, such as serviced apartments and Hyatt-branded residential units. Many locations are near or adjacent to full service hotels that are members of the Hyatt portfolio of properties, while others are in unique leisure locations. Studio units feature kitchenettes, while one, two and three bedroom units contain fully equipped kitchens, dining areas and living rooms. Residents in some locations are able to utilize various nearby Hyatt hotel services.
Our Commitment to Corporate Responsibility
Hyatt’s global corporate responsibility platform, Hyatt Thrive, is an integral part of our business. We recognize that when our people, communities and planet thrive, so does our business. The platform is focused on environmental stewardship, strengthening our community impact through volunteerism, philanthropy and disaster relief and ensuring that responsible business practices govern our operations. By setting goals, measuring progress, and harnessing the power of our more than 100,000 colleagues around the world, we strive to make a tangible impact within and beyond the walls of our hotels. And as a result, we believe our communities are places where our colleagues want to work, our guests want to visit, our neighbors want to live and hotel owners want to invest.
During 2015, we announced a partnership with Khan Academy, a non-profit organization that is dedicated to providing free access to world-class education online. This partnership will assist us in bringing learning programs to all our colleagues around the world, their families and their communities.
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
Terms and Renewals
The average remaining term of our management agreements with third-party owners and unconsolidated hospitality ventures for full service hotels and select service hotels (other than those currently under development) is approximately as follows:

	Assuming no renewal options are exercised by either party:	Including exercise of extension options that are in Hyatt's sole discretion and assuming in certain cases that financial performance tests have been met:
Full service management agreements:
Americas	13 years	21 years
EAME/SW Asia	15 years	22 years
ASPAC	14 years	15 years

Select service management agreements:
Americas	14 years	30 years
EAME/SW Asia	23 years	40 years
ASPAC	19 years	29 years
Some of our management agreements grant early termination rights to hotel owners upon the occurrence of a stated event, such as the sale of the hotel or our failure to meet a specified performance test (any such event a “termination event”). In the case of a termination event, some of our management agreements grant hotel owners the right to terminate the management agreement and convert the hotel to a Hyatt franchise. Generally, termination rights under performance tests are based upon the property's individual performance or its performance when compared to a specified set of competitive hotels branded by other hotel operators, or both. These termination rights are usually triggered if we do not meet the performance tests over multiple years. We generally have the option to cure performance failures by paying an amount equal to the shortfall, but in some cases our cure rights may be limited and the result of our failure to meet a performance test may be the termination of our management agreement.
Many of our management agreements are subordinated to mortgages or other secured indebtedness of the owners. In the United States, most lenders have agreed to recognize our right to continue to manage the hotels under the terms set forth in the management agreements if the lenders take possession of the hotel property through foreclosure or similar means.
Franchise Agreements
Our franchise agreements grant our franchisees the limited right to use our name, marks and system in the operation of franchised Hyatt Regency, Hyatt Centric, Hyatt, Hyatt Place, Hyatt House, Hyatt Ziva and Hyatt Zilara properties. We do not participate in the management of our franchised hotels; however, franchisees are required to operate franchised hotels consistent with our brand standards. We approve the plans for, and the location of, franchised hotels and review the operation of these hotels to ensure that our standards are maintained.
Fees
In general, our franchisees pay us an initial application fee and ongoing royalty fees, the amount of which depends on whether the franchised property is a select service hotel or full service hotel. We franchise full service hotels under the Hyatt Regency, Hyatt Centric and Hyatt brands, and all inclusive resorts under the Hyatt Ziva and Hyatt Zilara brands. We franchise select service hotels under the Hyatt Place and Hyatt House brands. Application fees are typically $60,000 for our Hyatt Place hotels and our Hyatt House hotels and the greater of $100,000 or $300 per guest room for our full service hotels and all inclusive resorts. Select service franchisees pay continuing franchise fees calculated as a percentage of gross room revenues, which typically are 3% in the first year of operations, 4% in the second year and 5% through the remainder of the term. Our Hyatt Regency and Hyatt franchisees typically pay us franchise fees calculated as 6% of gross room revenues and 3% of gross food and beverage revenues. Our Hyatt Centric franchisees typically pay us franchise fees calculated as 5% of gross room revenues. In some circumstances, we have negotiated other fee arrangements. Our all inclusive franchisees typically pay us franchise fees calculated as 2.75% of gross revenues.
In addition to our franchise fees, we charge full service hotel and all inclusive resort franchisees for certain services arranged and provided by us. These activities include centralized reservation functions, certain sales functions, information technology, national advertising, marketing and promotional services, as well as various revenue management services. We also charge select service franchisees for marketing, central reservations and technology services.
Terms and Renewals
The standard term of our franchise agreements is typically 20 years, with one 10 year renewal option exercisable by the franchisee, assuming the franchisee has complied with franchise agreement requirements and standards. Certain of our franchise agreements have renewal options at Hyatt's option. We have the right to terminate franchise agreements upon specified events of default, including non-payment of fees and non-compliance with brand standards. In the event of early termination for any reason, our franchise agreements set forth liquidated damages that our franchisees must pay to us upon termination. The bankruptcy of a franchisee or lender foreclosure could result in the termination of the franchise agreement. The average remaining base term of our franchise agreements for our select service and full service hotels (other than those currently under development) is approximately 17 years, assuming no renewal options are exercised by either party. Including exercise of extension options in Hyatt’s discretion, the average remaining term of our franchise agreements for our select service hotels and full service hotels (other than those currently under development) is approximately 19 years.
Business Segment, Revenues and Geographical Information
For information regarding our four reportable business segments, revenues and geographical information, see Note 18 to our consolidated financial statements included in this annual report.
Sales, Marketing and Reservations
Sales
We deploy a global sales team as well as regional sales teams in our Americas, ASPAC and EAME/SW Asia segments. The global team is responsible for our largest and most significant accounts doing business in all three regions. The regional teams are responsible for large accounts that typically do business within one region but at multiple hotels within the region. The global and regional sales teams coordinate efforts with the hotel sales teams. The in-house sales colleagues are focused on local and regional business opportunities, as well as securing the business generated from our key global and regional accounts.
Our corporate sales organizations are focused on growing market share with key accounts, identifying new business opportunities and maximizing our local customer base. Our key accounts consist of: major corporations; national, state and regional associations; specialty market accounts (social, government, military, educational, religious and fraternal); travel organizations; and a broad and diverse group of individual consumers. Our global and regional sales teams target multiple brands to key customer accounts within these groups. No one customer is material to our business. Our global and regional teams consist of over 200 colleagues at global and regional sales offices around the world, who are focused on group business, business and leisure traveler accounts and travel agencies.
Sales colleagues at our regional offices and at many of our full service hotels use Envision, our proprietary sales tool, to manage the group rooms forecast, maintain an inventory of definite and tentative group rooms booked each day, streamline the process of checking guest room availability and rate quotes, and determine meeting room availability.
We seek to maximize revenues in each hotel through a team of revenue management professionals. The goal of revenue management is to secure the right customers, on the right date, at the right price. Business opportunities are reviewed and agreed upon by the hotel's management team.
Marketing
Our marketing strategy is designed to maintain and build brand loyalty, value and awareness while meeting the specific business needs of hotel operations. Building and differentiating each of our brands is critical to increasing Hyatt's brand preference. We are focused on targeting the distinct guest segments that each of our brands serves and supporting the needs of the hotels by thorough analysis and application of data and analytics. Hyatt Gold Passport and Hyatt.com are also key components of building loyalty and driving revenue. Hyatt Gold Passport is a loyalty program with a focus on driving guest satisfaction, recognition and differential services for our most loyal guests. Hyatt.com is our primary online distribution channel providing customers with an efficient source of information about our hotels and an effective booking experience. With a combined focus on increasing brand awareness, building a community of loyalists and enhancing digital engagement, our marketing is aimed at Hyatt becoming the most preferred hospitality brand.
Reservations
We have a central reservation system that provides a comprehensive view of inventory, while allowing for local management of rates based on demand. Through this system, we are able to allow bookings by hotels directly, via telephone through our call centers, by travel agents and online through Hyatt.com.
We have seven global contact centers that service our global guest base 24 hours per day, seven days per week and provide reservation services in over 20 languages. While we continue to provide full reservation services via telephone through our global contact centers, we have made significant investments in internet booking capabilities on Hyatt.com web and mobile platforms.
In addition, some of the rooms at hotels and resorts we manage or franchise are booked through internet travel intermediaries, partners or online travel service providers. We also engage third-party intermediaries who collect fees by charging our hotels and resorts a commission on room revenues, including travel agencies and meeting and event management companies.
Hyatt Gold Passport
We operate Hyatt Gold Passport, a guest loyalty program that generates substantial repeat guest business by rewarding frequent stays with points toward free hotel nights and other rewards.
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
As of December 31, 2015, Hyatt Gold Passport had over 20 million members, and during 2015, Hyatt Gold Passport members represented 35% of total room nights systemwide.
Competition
There is intense competition in all areas of the hospitality industry. Competition exists for hotel guests, management and franchise agreements, and sales of vacation ownership properties and branded residential properties. Our principal competitors are other operators of full service, select service, all inclusive and extended stay properties, including other major hospitality chains with well-established and recognized brands. We also compete against small chains and independent and local owners and operators. Increasingly, we also face competition from new channels of distribution in the travel industry. Additional sources of competition include large companies that offer online travel services as part of their business model, such as Alibaba, search engines such as Google, and peer-to-peer inventory sources that allow travelers to book stays on websites that facilitate the short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms, such as Airbnb and HomeAway.
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
The number of branded lodging operators with a global reach and depth of product and offerings similar to us is limited. We believe that our strong customer base, prominent brand recognition, strategic property locations and global development team enable us to compete effectively. For additional information, see Part I, Item 1A, "Risk Factors—Risks Related to Our Business—Because we operate in a highly competitive industry, our revenues, profits or market share could be harmed if we are unable to compete effectively, and new distribution channels, alternatives to traditional hotels and industry consolidation among our competitors may negatively impact our business."
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
Intellectual Property
In the highly competitive hospitality industry in which we operate, trademarks, service marks, trade names and logos are very important in the sales and marketing of our hotels, residential and vacation ownership properties and services. We have a significant number of trademarks, service marks, trade names, logos and pending registrations, and significant resources are expended each year on surveillance, registration and protection of our trademarks, service marks, trade names and logos, which we believe have become synonymous in the hospitality industry with a reputation for excellence in service and care. For additional information, see Part I, Item 1A, "Risk Factors—Risks Related to Our Business—Any failure to protect our trademarks and intellectual property could reduce the value of our brand names and harm our business."
Government Regulation
We are subject to numerous foreign, federal, state and local government laws and regulations, including those relating to the preparation and sale of food and beverages, building and zoning requirements, data privacy and general business license and permit requirements, in the various jurisdictions in which we manage, franchise, license and own properties. Our ability to develop new hotel properties and to remodel, refurbish or add to existing properties is also dependent on obtaining permits from local authorities. We are also subject to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions, hiring and firing, non-discrimination for disabilities and other individual characteristics, work permits and benefit offerings. Federal, state and provincial laws and regulations require certain registration, disclosure statements, compliance with specific standards of conduct and other practices with respect to the franchising of hotels. Additionally, the vacation ownership properties we operated prior to disposition in the fourth quarter of 2014 are subject to local, state and federal requirements regarding the licensing of sales agents, compliance of marketing materials and numerous other requirements regarding the sale and management of vacation ownership properties. Compliance with these various laws and regulations can affect the revenues and profits of properties managed, franchised, licensed or owned and of the vacation ownership business and could adversely affect our operations. We believe that our businesses are conducted in substantial compliance with applicable laws and regulations.
We manage and own hotels with casino gaming operations as part of or adjacent to the hotels. However, with the exception of the Hyatt Regency Aruba Resort Spa and Casino, third parties manage and operate the casinos. We hold and maintain the casino gaming license and manage the casino located at the Hyatt Regency Aruba Resort Spa and Casino and employ third-party compliance consultants and service providers. As a result, our business operations at the Hyatt Regency

Aruba Resort Spa and Casino are subject to the licensing and regulatory control of the Departamento pa Asuntonan di Casino (D.A.C.), the regulatory agency responsible for gaming licenses and operations in Aruba.
Employees
As of December 31, 2015, we had approximately 45,000 employees at our corporate offices, regional offices, owned and managed hotels and residential properties. Approximately 27% of those employees were either represented by a labor union or had terms of employment that were determined under a labor agreement. Some of our more than 100,000 colleagues are employed by certain third-party owners and franchisees of our hotels and are not included in the 45,000 figure above because we do not directly employ them. We believe relations with our employees and colleagues are good.
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
Insurance
Properties that the Company owns outright or through hospitality ventures, manages, franchises and licenses are insured under different insurance programs depending on whether the property participates in our insurance programs or in the insurance programs of the owner (including hospitality ventures), franchisee or licensee. We maintain insurance coverage for hotels owned by the Company under our insurance programs for liability, property, workers compensation and other risks with respect to our business. Our liability insurance provides coverage for most claims, including terrorism, resulting from our operations, goods and services and automobiles. Our property insurance provides coverage for all risks to our properties including fire, windstorm, flood, earthquake and terrorism. Property insurance also includes business interruption coverage. Our workers compensation insurance provides coverage for employee injuries in the course and scope of employment. Hotels owned by hospitality ventures or hotels managed by the Company are permitted to participate in our insurance programs by mutual agreement with our hospitality venture partners or third-party hotel owners. The majority of hotels owned by hospitality ventures and managed hotels owned by third parties participate in our insurance programs. Our hospitality venture agreements and management agreements require hotels owned by hospitality ventures and managed hotels owned by third parties that do not participate in our insurance programs to be insured at coverage levels generally consistent with the coverage levels under our insurance programs, including liability, property, business interruption, workers compensation and other insurance. We are typically covered under these insurance policies to the extent necessary and reasonable. Our franchise and license agreements require our franchisees and licensees to maintain liability, property, business interruption, workers compensation and other insurance at our franchised or licensed properties. We are typically covered under these insurance policies to the extent necessary and reasonable. We believe the Company's insurance policies, as well as those maintained by third-party owners, including hospitality ventures, are adequate for foreseeable losses and on terms and conditions that are reasonable and customary with solvent insurance carriers. We also self-insure some of our risks generally through the use of deductibles and retentions. We believe these deductibles and retentions are reasonable and customary for our industry and our size. We use a U.S. based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt to generally insure our deductibles and retentions.

Stockholder Agreements
The following is a summary of the provisions of the Amended and Restated Global Hyatt Agreement, the Amended and Restated Foreign Global Hyatt Agreement and the Global Hyatt Corporation 2007 Stockholders' Agreement (the "2007 Stockholders' Agreement"). The following descriptions of these agreements do not purport to be complete and are subject to, and qualified in their entirety by, the Amended and Restated Global Hyatt Agreement, Amended and Restated Foreign Global Hyatt Agreement and 2007 Stockholders' Agreement, copies of which have been filed with the Securities and Exchange Commission ("SEC") and are incorporated by reference herein. For additional information regarding these agreements, please also refer to Part I, Item 1A, "Risk Factors—Risks Related to Share Ownership and Other Stockholder Matters."
Amended and Restated Global Hyatt Agreement
The trustees of the U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker, our executive chairman, and Mr. Jason Pritzker, one of our directors, have entered into the Amended and Restated Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. As of January 31, 2016, Pritzker family business interests own, directly or indirectly, 84,541,406 shares, or 62.3%, of our total outstanding common stock and control approximately 75.3% of our total voting power. Specifically, such parties have agreed that until the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote all of their voting securities consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.
In addition, such parties have agreed that until the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of any Pritzker family members and spouses), all Pritzker family members and spouses (including U.S. and non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of any Pritzker family members and spouses or affiliates of any thereof) in a "beneficiary group" (including trusts only to the extent of the then current benefit of members of such beneficiary group) may sell up to 25% of their aggregate holdings of our common stock, measured as of November 4, 2009, the date of effectiveness of the registration statement on Form S-1 (File No. 333-161068) relating to our initial public offering of our Class A common stock, in each 12-month period following the date of effectiveness of such registration statement (without carry-overs), and shall not sell more than such amount during any such period. Upon the unanimous affirmative vote of our independent directors (excluding for such purposes any Pritzker), such 25% limitation may, with respect to each such 12 month period, be increased to a higher percentage or waived entirely. Sales of our common stock, including Class A common stock and Class B common stock, between and among Pritzkers is permitted without regard to the sale restrictions described above and such sales are not counted against the 25% sale limitation.
All shares of our common stock owned by each beneficiary group (including trusts only to the extent of the then current benefit of members of such beneficiary group) are freely pledgeable to an institutional lender and such institutional lender will not be subject to the sale restrictions described above upon default and foreclosure.
The Amended and Restated Global Hyatt Agreement may be amended, modified, supplemented or restated by the written agreement of the successors to Mr. Thomas J. Pritzker, Mr. Marshall E. Eisenberg and Mr. Karl J. Breyer, solely in their capacity as co-trustees of the Pritzker family U.S. situs trusts, 75% of the adult beneficiaries named below and a majority of the other adult beneficiaries party to the agreement. Each of Thomas J. Pritzker, Nicholas J. Pritzker, Jennifer N. Pritzker, John A. Pritzker, Linda Pritzker, Karen L. Pritzker, Penny Pritzker, Daniel F. Pritzker, Anthony N. Pritzker, Gigi Pritzker Pucker and Jay Robert Pritzker, and their respective lineal descendants and current spouse, if relevant, make up a "beneficiary group."
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
Amended and Restated Foreign Global Hyatt Agreement
The trustees of the non-U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker and Mr. Jason Pritzker, have entered into the Amended and Restated Foreign Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. As of January 31, 2016, Pritzker family business interests own, directly or indirectly, 84,541,406 shares, or 62.3%, of our total outstanding common stock and control approximately 75.3% of our total voting power. Specifically, such parties have agreed that until the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of any Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote (or cause to be voted) all of the voting securities held directly or indirectly by them consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.
In addition, such parties have agreed that until the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of any Pritzker family members and spouses), all Pritzker family members and spouses (including U.S. and non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of any Pritzker family members and spouses and/or affiliates of any thereof) in a "beneficiary group" (including trusts only to the extent of the then current benefit of members of such beneficiary group) may sell up to 25% of their aggregate holdings of our common stock, measured as of November 4, 2009, the date of effectiveness of the registration statement on Form S-1 (File No. 333-161068) relating to our initial public offering of our Class A common stock, in each 12-month period following the date of effectiveness of such registration statement (without carry-overs), and shall not sell more than such amount during any such period. Upon the unanimous affirmative vote of our independent directors (excluding for such purposes any Pritzker), such 25% limitation may, with respect to each such 12 month period, be increased to a higher percentage or waived entirely. Sales of our common stock, including Class A common stock and Class B common stock, between and among Pritzkers is permitted without regard to the sale restrictions described above and such sales are not counted against the 25% sale limitation.
All shares of our common stock owned directly or indirectly by each beneficiary group (including trusts only to the extent of the then current benefit of members of such beneficiary group) are freely pledgeable to an institutional lender and such institutional lender will not be subject to the sale restrictions described above upon default and foreclosure.
The Amended and Restated Foreign Global Hyatt Agreement may be amended, modified, supplemented or restated by the written agreement of 75% of the adult beneficiaries named below and a majority of the other adult beneficiaries party to the agreement. Each of Thomas J. Pritzker, Nicholas J. Pritzker, Jennifer N. Pritzker, John A. Pritzker, Linda Pritzker, Karen L. Pritzker, Penny Pritzker, Daniel F. Pritzker, Anthony N. Pritzker, Gigi Pritzker Pucker and Jay Robert Pritzker, and their respective lineal descendants and current spouse, if relevant, make up a "beneficiary group."
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

2007 Stockholders' Agreement
In connection with the issuance and sale of 100,000 shares of our Series A Convertible Preferred Stock to GS Sunray Holdings, L.L.C. ("GSSH") and GS Sunray Holdings Parallel, L.L.C. ("GSSHP" and collectively with GSSH, the "Goldman Sachs Funds"), affiliates of Goldman, Sachs & Co., and the execution of a Subscription Agreement in August 2007, we entered into the 2007 Stockholders' Agreement with Madrone GHC, LLC and affiliates (collectively, "Madrone"), the Goldman Sachs Funds and an additional investor that provides for certain rights and obligations of these stockholders, including the following:
Transfer Restrictions
Other than with respect to the 6,118,275 shares of common stock received by such stockholders in the May 2009 private placement transaction (which, upon the filing of our Amended and Restated Certificate of Incorporation on November 4, 2009, were reclassified into an equal number of shares of Class B common stock), these stockholders were previously restricted from transferring any shares of our common stock held by them, except to us, or with the prior written consent of our board of directors, to their affiliates, in limited amounts over specified time periods and as otherwise permitted pursuant to the terms of the agreement. The transfer restrictions set forth in the 2007 Stockholders’ Agreement, other than those set forth below, expired at 11:59 p.m. (Central time) on May 11, 2015, which is the day after the date that is the five and one-half year anniversary of November 10, 2009 (the closing date of our initial public offering). However, all shares held by such stockholders, including those received in the May 2009 private placement transaction, remain subject to the rights of first refusal and "drag along" rights described below.
No stockholder party to the 2007 Stockholders' Agreement may transfer (1) the legal or beneficial ownership of any common stock held by such stockholder unless such acquiring person's ownership of common stock is not reasonably likely to jeopardize any licensing from a governmental authority, as determined by our board of directors in its reasonable discretion, (2) any common stock to an aggregator (meaning a person who is required to file a Schedule 13D under the Exchange Act disclosing an interest other than for investment), (3) any common stock to a competitor of ours engaged in one or more of the hospitality, lodging and/or gaming industries or (4) any common stock that would cause a stockholder to violate any provision of the agreement. Such restrictions are qualified by the "actual knowledge" of the transferring stockholder in the case of transfers pursuant to an underwritten public offering or a broad distribution sale.
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
"Drag-Along" Right
In connection with a "change of control" (as defined in the 2007 Stockholders' Agreement) transaction, we have the right to require each stockholder party to the 2007 Stockholders' Agreement to participate in such change of control transaction on the same terms, conditions and price per share of common stock as those applicable to the other holders of our common stock. In addition, upon our request, the stockholders party to the 2007 Stockholders' Agreement have agreed to vote in favor of such change of control transaction or similar transaction, and we have the right to require each stockholder party to the 2007 Stockholders' Agreement to vote for, consent to and raise no objection to any such transaction.
"Tag-Along" Right
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
Voting Agreement
Until the date that Mr. Thomas J. Pritzker is no longer our chairman, each stockholder party to the 2007 Stockholders' Agreement has agreed to vote all of their shares of common stock consistent with the recommendations of a majority of our board of directors with respect to all matters. As of January 31, 2016, the stockholders party to the 2007 Stockholders' Agreement own in the aggregate 25,112,086 shares of Class B common stock, or approximately 18.5% of the outstanding shares of our common stock and approximately 22.4% of the total voting power of our outstanding common stock.
Access to Information
For so long as GSSHP owns any shares of common stock, we have agreed that GS Capital Partners VI Parallel, L.P. or its representatives may examine our books and records and visit and inspect our facilities and may reasonably request information at reasonable time and intervals concerning the general status of our financial condition and operations. Additionally, on reasonable prior notice, GS Capital Partners VI Parallel, L.P. or its representatives may discuss our business operations, properties and financial and other conditions with our management, independent accountants and investment bankers. In no event shall we be required to provide access to any information that we reasonably believe would constitute attorney/client privileged communications or would violate any securities laws.
Standstill
Under the 2007 Stockholders' Agreement, each stockholder party to the 2007 Stockholders' Agreement agreed that, subject to certain limited exceptions, so long as such stockholder owns shares of common stock, neither such stockholder nor any of its related persons will in any manner, directly or indirectly:

•
effect or seek, offer or propose (whether publicly or otherwise) to effect, or announce any intention to effect or cause or participate in or in any way assist, facilitate or encourage any other person to effect or seek, offer or propose (whether publicly or otherwise) to effect or participate in, (a) any acquisition of any of our or our subsidiaries' securities (or beneficial ownership thereof) (except through the proper exercise of preemptive rights granted under the 2007 Stockholders' Agreement), or rights or options to acquire any of our or our subsidiaries' securities (or beneficial ownership thereof), or any of our or our subsidiaries' or affiliates' assets, indebtedness or businesses, (b) any tender or exchange offer, merger or other business combination involving us or any of our subsidiaries or affiliates or any assets constituting a significant portion of our consolidated assets, (c) any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction with respect to us or any of our subsidiaries or affiliates, or (d) any "solicitation" of "proxies" (as such terms are used in the proxy rules under the Exchange Act) or written consents with respect to any of our or our affiliates' voting securities. For this purpose, the term "affiliates" means our affiliates primarily engaged in the hospitality, lodging and/or gaming industries;

•	form, join or in any way participate in a "group" (within the meaning of Section 13(d) of the Exchange Act) with respect to us where such group seeks to acquire any of our equity securities;

•	otherwise act, alone or in concert with others, to seek representation on or to control or influence our or our subsidiaries' management, board of directors or policies;

•	take any action which would or would reasonably be expected to force us to make a public announcement regarding any of the types of matters set forth in the first bullet point above;

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
Macroeconomic and other factors beyond our control as well as the business, financial, operating and other risks of the hospitality industry can adversely affect demand for hospitality products and services. This includes demand for rooms at properties that we develop, own, operate, manage, franchise, and license. These factors include:

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

•
the attractiveness of our properties to consumers and potential owners and competition from other hotels and alternative lodging marketplaces, including online accommodation search and/or reservation services;

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
Consumer demand for our products and services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence and high unemployment or adverse political conditions can lower the revenues and profitability of our owned properties and the amount of management and franchise fee revenues we are able to generate from our managed and franchised properties. In addition, expenses associated with managing, franchising, licensing, or owning hotels and residential and vacation ownership properties are relatively fixed. These costs include personnel costs, interest, rent, property taxes, insurance and utilities, all of which may increase at a greater rate than our revenues and/or may not be able to be reduced at the same rate as declining revenues. Where cost-cutting efforts are insufficient to offset declines in revenues, we could experience a material decline in margins and reduced or negative cash flows. If we are unable to decrease costs significantly or rapidly when demand for our hotels and other properties decreases, the decline in our revenues could have a particularly adverse impact on our net cash flows and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth. Economic downturns generally affect the results derived from owned properties more significantly than those derived from managed and franchised properties given the greater exposure that owners have to the properties' performance. Our proportion of owned and leased properties, compared to the number of properties that we manage or franchise for third-party owners, is larger than that of some of our competitors and, as a result, an economic downturn could have a greater adverse effect on our results of operations. The vacation ownership business is also linked to cycles in the general economy and consumer discretionary spending. As a result, changes in consumer demand and general business cycles can subject and have subjected our revenues, earnings and results of operations to significant volatility.
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
We currently manage, franchise or own hotels and resorts in 52 countries around the world. Our operations outside the United States represented approximately 19% of our revenues for the year ended December 31, 2015. We expect that revenues from our international operations may account for an increasing portion of our total revenues in the future.
 As a result, we are subject to the risks of doing business outside the United States, including:

•
the laws, regulations and policies (including taxation policies) of foreign governments relating to investments and operations, the costs or desirability of complying with local practices and customs, and the impact of various anti-corruption and other laws affecting the activities of U.S. companies abroad;

•	currency exchange rate fluctuations or currency restructurings;

•	limitations/penalties on the repatriation of non-U.S. earnings;

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
Risks Related to Our Business
Because we operate in a highly competitive industry, our revenues, profits or market share could be harmed if we are unable to compete effectively, and new distribution channels, alternatives to traditional hotels and industry consolidation among our competitors may negatively impact our business.
The segments of the hospitality industry in which we operate are subject to intense competition. Our principal competitors are other operators of full service and select service properties, including other major hospitality chains with well-established and recognized brands. Some of these major hospitality chains are larger than we are based on the number of properties or rooms they manage, franchise or own or based on the number of geographic locations in which they operate. Some of our competitors also have significantly more members participating in their guest loyalty programs which may enable them to attract more customers and more effectively retain such guests. Our competitors may also have greater financial and marketing resources than we do, which could allow them to improve their properties and expand and improve their marketing efforts in ways that could adversely affect our ability to compete for guests effectively. In addition to these competitors, we also compete against smaller hotel chains and independent and local hotel owners and operators.
Increasingly, we also face competition from new channels of distribution in the travel industry. Additional sources of competition include large companies that offer online travel services as part of their business model, such as Alibaba, search engines such as Google, and peer-to-peer inventory sources that allow travelers to book stays on websites that facilitate the short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms, such as Airbnb and HomeAway.
The hospitality industry has experienced and is continuing to experience significant consolidation and we expect this trend to continue as companies attempt to strengthen or hold their market positions in a highly competitive and evolving industry. Consolidation by our competitors will give them increased scale and may enhance their capacity, abilities and resources and lower their cost structure, causing us to be at a competitive disadvantage. If we lose market share or are not able to successfully attract third-party hotel owners to our brands as a result of this consolidation, our results of operations, cash flow, business and overall financial condition could be materially adversely affected.
If the volume of sales made through third-party internet travel intermediaries increases significantly, consumer loyalty to our brand could decrease and our revenues could fall.
We expect to derive most of our business from traditional channels of distribution and our website. However, consumers are increasingly using internet travel intermediaries to book travel. Some of these intermediaries are attempting to increase the importance of generic quality indicators (such as "four-star downtown hotel") at the expense of brand identification. These intermediaries hope that consumers will eventually develop brand loyalties to their reservation system rather than to our brands. Some of these intermediaries have launched their own loyalty programs to further develop loyalties to their reservation system. If the volume of sales made through internet travel intermediaries increases significantly and consumers develop stronger loyalties to these intermediaries rather than to our brands, our distribution costs could increase significantly and our business and revenues could be harmed.
If we are unable to establish and maintain key distribution arrangements for our properties, the demand for our rooms and our revenues could fall.
Increasingly, the rooms at hotels and resorts that we manage, franchise or own are booked through third-party internet travel intermediaries and online travel service providers. We also engage third-party intermediaries, including travel agencies and meeting and event management companies, who collect fees by charging our hotels and resorts a commission on room revenues. A failure by our distributors to attract or retain their customer bases could lower demand for hotel rooms and, in turn, reduce our revenues.
If bookings by these third-party intermediaries increase, these intermediaries typically obtain higher commissions or other potentially significant contract concessions, increasing the overall cost of these third-party distribution channels. Some of our distribution agreements are not exclusive, have a short term, are terminable at will or are subject to early termination provisions. The loss of distributors, increased distribution costs, or the renewal of distribution agreements on less favorable terms could adversely impact our business.
Competition for Guests
We compete for guests at our hotels and our all inclusive resorts based primarily on brand name recognition and reputation, location, customer satisfaction, room rates, quality of service, amenities, quality of accommodations, security and the ability to earn and redeem loyalty program points. In addition to competing with other hotel and resort properties, Hyatt-branded vacation ownership properties compete with national and independent vacation ownership club operators as well as with owners reselling their interests in these properties.
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
Vacation ownership license agreement with ILG
With the sale of our vacation ownership business, we no longer develop, operate or manage the vacation ownership resorts. Hyatt is also no longer involved in the sale and marketing of vacation ownership interests. ILG or approved third parties conduct these activities using the Hyatt brand. Affiliates of ILG or approved third parties are required to conduct these activities pursuant to operational and performance requirements set forth in the license agreement, but we are exposed to the risks of ILG defaulting under the license agreement. If we are unable to maintain a good relationship with ILG and/or the licensing agreement with ILG terminates due to a default by ILG, our revenues could decrease and we may be unable to maintain or expand our presence in the vacation ownership segment. Contractual and other disagreements with ILG could expose us to liability or result in litigation costs or other expenses, which could lower our profits.

Adverse incidents at or adverse publicity concerning our properties or our corporate responsibilities could harm our brands and reputation as well as reduce our revenues and lower our profits.
Our brands and our reputation are among our most important assets. Our ability to attract and retain guests depends, in part, upon the external perceptions of Hyatt, the quality of our hotels and services and our corporate and management integrity. An incident involving the potential safety or security of our colleagues or our guests, or adverse publicity regarding safety or security at our competitors' properties or in respect of our third-party vendors or owners and the industry, and any media coverage resulting therefrom, may harm our brands and reputation, cause a loss of consumer confidence in Hyatt and the industry, and negatively impact our results of operations. Additionally, our reputation could be harmed if we fail to act responsibly or are perceived as not acting responsibly or fail to or are perceived to not comply with regulatory requirements in a number of areas such as safety and security, data security, sustainability, responsible tourism, environmental management, human rights and support for local communities. The continued expansion in the use of social media over recent years has compounded the potential scope of the negative publicity that could be generated and could increase our costs, lead to litigation or result in negative publicity that could damage our reputation. Adverse incidents have occurred in the past and may occur in the future.
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
Generally, termination rights under performance tests are based upon the property's individual performance, its performance when compared to a specified set of competitive hotels branded by other hotel operators, or both. Some agreements require a failure of one test, and other agreements require a failure of more than one test, before termination rights are triggered. These termination rights are usually triggered if we do not meet the performance tests over multiple years. Generally, we have the option to cure performance failures by making an agreed upon cure payment. However, our cure rights may be limited in some cases and the failure to meet the performance tests may result in the termination of our management agreement. In the past we have (1) failed performance tests, received notices of termination and elected to make cure payments and (2) failed performance tests and negotiated an alternative resolution. When any termination notice is received, we evaluate all relevant facts and circumstances at the time in deciding whether to cure. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 14 to the Consolidated Financial Statements" for more information related to performance test payments. In addition, some of our management agreements give third-party property owners the right to terminate upon payment of a termination fee to us after a certain period of time or upon sale of the property or another stated event. Our franchise agreements typically require franchisees to pay a fee to us before terminating. In addition, if an owner files for bankruptcy, our management and franchise agreements may be terminable under applicable law. If a management or franchise agreement terminates, we could lose the revenues we derive from that agreement or incur costs related to ending our relationship with the third party and exiting the property.
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
Our proportion of owned and leased properties, compared to the number of properties that we manage or franchise for third-party owners, is larger than that of some of our competitors. Real estate ownership and leasing is subject to risks not applicable to managed or franchised properties which could adversely affect our results of operations, cash flow, business and overall financial condition, including:

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
Cyber risk and the failure to maintain the integrity of customer, colleague or company data could result in faulty business decisions, harm to our reputation and result in a loss of business and/or subject us to costs, fines, investigations, enforcement actions or lawsuits.
We are required to collect, use, and retain large volumes of customer data, including credit card numbers and other personally identifiable information for business, marketing, and other purposes, and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our colleagues. We store and process such customer, colleague and company data both at onsite facilities and at third-party owned facilities including, for example, in a third-party hosted cloud environment. The integrity and protection of customer, colleague and company data, as well as the continuous operation of our systems, is critical to our business. Our customers and colleagues expect that we will adequately protect their personal information. The regulations and contractual obligations applicable to security and privacy are increasingly demanding, both in the United States and in other jurisdictions where we operate, and cyber-criminals have been recently targeting the hospitality industry. As previously announced, our payment card system has been subject to a cyber attack. In late November 2015, we self-detected malware that targeted payment card data on a device in our network. We immediately launched an investigation and engaged leading third-party cyber security experts. The investigation identified signs of unauthorized access to payment card data from cards used onsite at certain Hyatt managed locations, primarily at restaurants, between August 13, 2015 and December 8, 2015. A small percentage of the at-risk cards were used at spas, golf shops, parking, and a limited number of front desks, or provided to a sales office during this time period. The at-risk window for a limited number of locations began on or shortly after July 30, 2015. We may be subjected to future cyber threats including attempts to breach our systems and other similar incidents. We continue to develop and enhance controls and security measures to protect against the risk of theft, loss or fraudulent or unlawful use of customer, colleague or company data, and we maintain an ongoing process to re-evaluate the adequacy of our controls and measures. Notwithstanding our efforts, because of the scope and complexity of our information technology structure, our reliance on third parties to support and protect our structure and data, and the constantly evolving cyber-threat landscape, our systems may be vulnerable to disruptions, failures, unauthorized access, cyber-terrorism, employee error, negligence, fraud or other misuse. These or similar occurrences, whether accidental or intentional, could result in theft, unauthorized access or disclosure, loss, fraudulent or unlawful use of customer, colleague or company data which could harm our reputation or result in a loss of business, as well as remedial and other costs, fines, investigations, enforcement actions, or lawsuits. We maintain what we believe to be adequate and collectible insurance in the event of the theft, loss, fraudulent or unlawful use of customer, colleague or company data, but the foregoing occurrences or future occurrences could result in costs which may not be covered or may be in excess of any available insurance that we may have procured. As a result, future incidents could have a material impact on our business and adversely affect our financial condition and results of operations.
Economic and other conditions may adversely impact the valuation of our assets resulting in impairment charges that could have a material adverse impact on our results of operations and earnings.
We hold significant amounts of goodwill, intangible assets, property and equipment and investments. On a regular basis, we evaluate our assets for impairment based on various triggers, including actual operating losses and trends of projected revenues and profitability, as described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates." During times of economic distress, declining demand and declining earnings often result in declining asset values. As a result, we have incurred and we may in the future incur impairment charges, which could be material and may adversely affect our results of operations.
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
For these and other reasons, it could be more difficult for us to sell our interest in any hospitality venture or to pursue the venture's activities, which could reduce our ability to address any problems we may have with those properties or respond to market conditions in the future and could lead to impairments of such investments. As a result, our investments in hospitality ventures could lead to impasses with our partners or situations that could harm the hospitality venture, which could reduce our revenues, increase our costs and lower our profits.
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
We intend to consider strategic and complementary acquisitions of and investments in other businesses, properties, brands or other assets. We may pursue opportunities in alliance with existing or prospective owners of managed or franchised properties. In many cases, we will be competing for these opportunities with third parties that may have substantially greater financial resources than we do. Acquisitions or investments in hospitality companies, businesses, properties, brands or assets, as well as these alliances, are subject to risks that could affect our business, including risks related to:

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
As of December 31, 2015, our executed contract base consisted of approximately 260 hotels, or approximately 56,000 rooms. The commitments of owners and developers with whom we have agreements are subject to numerous conditions, and the eventual development and construction of our pipeline not currently under construction is subject to numerous risks, including, in certain cases, obtaining governmental and regulatory approvals and adequate financing. As a result, we cannot assure you that our entire development pipeline will be completed and developed into new hotels.
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
If we are forced to spend larger amounts of cash from operating activities than anticipated to operate, maintain or renovate existing properties, then our ability to use cash for other purposes, including acquisition or development of other businesses, properties, brands or other assets could be limited and our profits could be reduced. Similarly, if we cannot access the capital we need to fund our operations or implement our growth strategy, we may need to postpone or cancel planned renovations or developments, which could impair our ability to compete effectively and harm our business.
If we become liable for losses related to loans we have provided or guaranteed to third parties, our profits could be reduced.
At times, we make loans for hotel development expenditures when we enter into management or franchise agreements with third parties, including hospitality ventures. In certain circumstances we may also provide senior secured financing or subordinated forms of financing (also referred to as mezzanine financing) to third-party owners. We could suffer losses if third-party property owners or franchisees default on loans that we provide. Additionally, we may provide third-party lenders financial guarantees related to the timely repayment of all or a portion of the associated debt of certain of our hospitality ventures and managed hotels. The guarantees may be for the full amount of the debt or may be limited to a portion of the debt. We typically obtain reimbursement agreements from our partner(s) or other third parties with the intent to limit our exposure to our share of the debt. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 6 to the Consolidated Financial Statements" for more information related to our loans and other financing arrangements and "Exhibits and Financial Statement Schedule—Note 14 to the Consolidated Financial Statements" for more information related to our guarantees.
Our debt service obligations may adversely affect our cash flow and reduce our operational flexibility.
The terms of the indenture governing our Senior Notes (as defined in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 9 to the Consolidated Financial Statements") and those of our revolving credit facility subject us to the following:

•	a risk that cash flow from operations will be insufficient to meet required payments of principal and interest;

•
restrictive covenants, including covenants related to certain financial ratios. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for further information related to restrictions under our financial covenants; and

•
the risk that any increase in the interest rate applicable to any borrowings under our revolving credit facility could reduce our cash flows available for other corporate purposes, including investments in our portfolio, could limit our ability to refinance existing debt when it matures or could increase interest costs on any debt that is refinanced.

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
In addition, we are continually developing and launching new initiatives, including new brands or marketing programs, which can be a time-consuming and expensive process. We have invested capital and resources in owned real estate, property development, brand development and brand promotion. If such initiatives are not well received by our colleagues, guests and owners, they may not have the intended effect. We may not be able to recover the costs incurred in developing and launching new brands or other initiatives or to realize their intended or projected benefits, which could lower our profits.
Labor shortages could restrict our ability to operate our properties or grow our business or result in increased labor costs that could reduce our profits.
Our success depends in large part on our ability to attract, retain, train, manage and engage our colleagues. Our properties are staffed 24 hours a day, seven days a week by thousands of colleagues around the world. If we and our franchisees are unable to attract, retain, train and engage skilled colleagues, our ability to manage and staff our properties adequately could be impaired, which could reduce customer satisfaction. Staffing shortages could also hinder our ability to grow and expand our business. Because payroll costs are a major component of the operating expenses at our properties, a shortage of skilled labor could also require higher wages that would increase our labor costs, which could reduce our profits and the profits of our third-party owners.
Negotiations of collective bargaining agreements, attempts by labor organizations to organize additional groups of our colleagues or changes in labor laws could disrupt our operations, increase our labor costs or interfere with the ability of our management to focus on executing our business strategies.
Certain of our properties are subject to collective bargaining agreements, similar agreements or regulations enforced by governmental authorities. If relationships with our colleagues, other field personnel or the unions that represent them become adverse, the properties we manage, franchise or own could experience labor disruptions such as strikes, lockouts and public demonstrations. Labor disruptions, which are generally more likely when collective bargaining agreements are being renegotiated, could harm our relationship with our colleagues or cause us to lose guests. Further, adverse publicity in the marketplace related to union messaging could further harm our reputation and reduce customer demand for our services. Labor regulation, including minimum wage legislation, could lead to higher wage and benefit costs, changes in work rules that raise operating expenses, legal costs, and limitations on our ability or the ability of our third-party property owners and franchisees to take cost saving measures during economic downturns. We do not have the ability to control the negotiations of collective bargaining agreements covering unionized labor employed by third-party property owners and franchisees.
We and our third-party property owners and franchisees may also become subject to additional collective bargaining agreements in the future. Potential changes in the federal regulatory scheme could make it easier for unions to organize groups of our colleagues. If such changes take effect, more of our colleagues or other field personnel could be subject to increased organizational efforts, which could potentially lead to disruptions or require more of our management's time to address unionization issues. These or similar agreements, legislation or changes in regulations could disrupt our operations, hinder our ability to cross-train and cross-promote our colleagues due to prescribed work rules and job classifications, reduce our profitability or interfere with the ability of our management to focus on executing our business strategies.
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
We also rely on the general managers at each of our owned and managed properties to run daily operations and oversee our colleagues. These general managers are trained professionals in the hospitality industry and have extensive experience in many markets worldwide. The failure to retain, train or successfully manage our general managers for our properties could negatively affect our operations.
Our failure to comply with applicable laws and regulations may increase our costs, reduce our profits or limit our growth.
Our business, properties and colleagues are subject to a variety of laws and regulations. Generally, these laws and regulations address our sales and marketing and advertising efforts, our handling of privacy issues and customer data, our anti-corruption efforts, our ability to obtain licenses for business operations such as sales of food and liquor, and matters relating to immigration, the environment, health and safety, health care, gaming, competition and trade, among other things.
Our franchising and licensing businesses and our operations outside the United States are also subject to laws and regulations affecting those businesses.
Franchising
Our franchising business is subject to various state laws, as well as to regulations enacted by the Federal Trade Commission ("FTC"). A number of states require franchisors to register with the state or to make extensive disclosures to potential franchisees in connection with offers and sales in those states. The FTC also regulates the manner and substance of our disclosures to prospective franchisees. In addition, several states have "franchise relationship laws" or "business opportunity laws" that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of those agreements.
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
If we, or our hospitality ventures, fail to comply with these laws and regulations, we could be exposed to claims for damages, financial penalties, reputational harm, incarceration of our colleagues or restrictions on our operation or ownership of hotels and other properties, including the termination of our management, franchise and ownership rights. These restrictions could increase our costs of operations, reduce our profits or cause us to forgo development opportunities that would otherwise support our growth.

The Iran Threat Reduction and Syria Human Rights Act of 2012 could result in investigations by the U.S. Government against our Company and could harm our reputation and brands.
The Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRSHR Act") expanded sanctions against Iran and Syria. In addition, the ITRSHR Act instituted disclosure requirements in annual and quarterly reports for public companies engaged in, or affiliated with an entity engaged in, specified activities under the ITRSHR Act. A company subject to Section 219 of the ITRSHR Act must make detailed disclosures about certain activities knowingly conducted by it or any of its affiliates. No activities in 2015 required any disclosure. In the event Hyatt were to engage in certain activities that are subject to disclosure pursuant to Section 219 of the ITRSHR Act and Section 13(r) of the Exchange Act, we would be required to separately file, concurrently with any ITRSHR Act disclosure, a notice that such activities have been disclosed in our quarterly or annual report filings, which notice must also contain the information required by Section 13(r) of the Exchange Act. The SEC is required to post this notice of disclosure on its website and send the report to the President and certain Congressional committees. The President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed on the Company. Disclosure of such activities, even if they are not subject to sanctions under applicable law, and any sanction actually imposed on us or our affiliates as a result of these activities, could harm our reputation and brands and have a negative impact on our results of operations.
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
Our operations and the properties we develop, own and manage are subject to extensive environmental laws and regulations of various federal, state, local and foreign governments, including requirements addressing:

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
Other laws and regulations require us to manage, abate or remove materials containing hazardous substances such as mold, lead or asbestos during demolitions, renovations or remodeling at properties that we develop, own or manage or to obtain permits for certain of our equipment or operations. The costs of such management, abatement, removal or permitting could be substantial. Complying with these laws and regulations, or addressing violations arising under them, could increase our environmental costs and liabilities, reduce our profits or limit our ability to run our business. Existing environmental laws and regulations may be revised or new laws and regulations related to global climate change, air quality, or other environmental and health concerns may be adopted or become applicable to us. The identification of new areas of contamination, a change in the extent or known scope of contamination or changes in cleanup requirements, or the adoption of new requirements governing our operations could have a material adverse effect on our results or operations, financial condition and business.
If the insurance that we, our owners (including hospitality ventures) or our franchisees carry does not sufficiently cover damage or other potential losses or liabilities involving properties that we own, manage or franchise, our profits could be reduced.
We, our owners (including hospitality ventures) and our franchisees carry insurance from solvent insurance carriers that we believe is adequate for foreseeable losses and with terms and conditions that are reasonable and customary. Nevertheless, market forces beyond our control could limit the scope of the insurance coverage that we, our owners (including hospitality ventures) or our franchisees can obtain or restrict our ability, our owners' ability or our franchisees' ability to buy insurance coverage at reasonable rates. In the event of a substantial loss, the insurance coverage that we carry, our owners (including hospitality ventures) carry or our franchisees carry may not be sufficient to pay the full value of our financial obligations, our liabilities or the replacement cost of any lost investment or property loss. In addition, there are other risks that may fall outside of the general coverage limits of our policies, may be uninsurable, or with respect to which the cost of insurance is too expensive to justify. In some cases, these factors could result in certain losses being completely uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenues, profits, management fees or incentive income from the property, we could remain obligated for performance guarantees in favor of third-party property owners or for their debt or other financial obligations, suffer an uninsured or underinsured property loss or we may not have sufficient insurance to cover awards of damages resulting from our liabilities. If the insurance that we carry, our owners (including hospitality ventures) carry or our franchisees carry does not sufficiently cover damages or other losses or liabilities, our profits could be adversely affected.
Any failure to protect our trademarks and intellectual property could reduce the value of our brand names and harm our business.
The reputation and perception of our brands are critical to our success in the hospitality industry. We regularly apply to register our trademarks in the United States and other countries. However, we cannot assure you that those trademark registrations will be granted or that the steps we take to protect our trademarks or intellectual property in the United States and other countries will be adequate to prevent others, including third parties or former colleagues, from copying or using our trademarks or intellectual property without authorization. Our intellectual property is also vulnerable to unauthorized use in some countries outside the United States, where we may not be adequately protected by local law. If our trademarks or intellectual property are copied or used without authorization, the value of our brands, their reputation, our competitive advantages and our goodwill could be harmed.
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
Sophisticated information technology and other systems are instrumental for the hospitality industry, including systems used for our central reservations, revenue management, property management and Hyatt Gold Passport program, as well as technology systems that we make available to our guests. These information technology and other systems must be refined, updated or replaced with more advanced systems on a regular basis. Developing and maintaining these systems may require significant capital. If we are unable to replace or introduce information technology and other systems as quickly as our competitors or within budgeted costs or schedules when these systems become outdated or need replacing, or if we are unable to achieve the intended benefits of any new information technology or other systems, our operations could be harmed and our ability to compete effectively could be diminished.
Changes in federal, state, local or foreign tax law, interpretations of existing tax law or agreements or disputes with tax authorities could affect our profitability and financial condition by increasing our tax costs.
We are subject to taxation at the federal, state or provincial and local levels in the United States and various other countries and jurisdictions. Our future tax rates could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time the U.S. federal, state, local and foreign governments make substantive changes to tax rules and the application thereof, such as the Base Erosion and Profit Shifting project ("BEPS") currently being undertaken by the Organization for Economic Cooperation and Development ("OECD"). Although we believe our transfer pricing policy implemented in 2015 is in alignment with BEPS and we intend to obtain, where possible, an Advanced Pricing Agreement between jurisdictions, legislative changes, and any interpretations thereof, could result in materially higher corporate taxes than would be incurred under existing tax law or interpretation and could adversely impact profitability. State and local tax authorities have also increased their efforts to increase revenues through changes in tax law and audits. Such changes and proposals, if enacted, could increase our future effective income tax rates. We are subject to on-going and periodic audits by the Internal Revenue Service and various state, local and foreign tax authorities and currently are engaged in disputes with certain of such tax authorities. We believe we have established adequate reserves for potential tax liabilities, but the final amount of taxes assessed and paid could exceed the amount of such reserves, which could reduce our profits.
We are a party to certain agreements with foreign tax authorities that reduce or defer the amount of tax we pay. The expiration of such agreements, or changes in circumstances or in interpretation of such agreements, could increase our tax costs.

We are exposed to counterparty and credit risk and fluctuations in the market values of our investment portfolio.
All of our cash that is not required to fund our daily operating activities is invested in interest bearing investments with a greater focus placed on capital preservation than on investment return. The majority of our cash and cash equivalent balances are held on deposit with high quality financial institutions that hold long-term ratings of at least BBB or Baa from S&P or Moody's, respectively, and in AAA-rated money market funds. As such, we are exposed to counterparty risk on our cash and cash equivalent balances at December 31, 2015. We also have established investment accounts for purposes of investing portions of our cash resources for our loyalty program, certain benefit programs and captive insurance company. Although we have not recognized any significant losses to date on these investments, any significant declines in their market values could materially adversely affect our financial condition and operating results. Credit ratings and pricing of these investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk or other factors. As a result, the value and liquidity of our investments could decline and result in impairments, which could materially adversely affect our financial condition and operating results.

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
Our stock price has been and is likely to continue to be volatile, and you may not be able to resell shares of your Class A common stock at or above the price you paid.
The stock market in general, and hospitality companies in particular, including us, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the underlying businesses. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A common stock in spite of our operating performance. In addition, companies that own or lease a greater proportion of properties have recently experienced disproportionate volatility and price and volume fluctuations and we expect this trend to continue. These broad market and industry factors may seriously harm the market price of our Class A common stock, regardless of our actual operating performance.
In addition to the risks described in this section, several factors that could cause the price of our Class A common stock in the public market to fluctuate significantly include, among others, the following:

•	quarterly variations in our operating results compared to market expectations;

•	announcements of acquisitions of or investments in other businesses and properties or dispositions;

•	announcements of new services or products or significant price reductions by us or our competitors;

•	size of our public float, which has decreased in recent years;

•
future conversions to and sales of our Class A common stock by current holders of Class B common stock in the public market, or the perception in the market that the holders of a large number of shares of Class B common stock intend to sell shares;

•	stock price performance of our competitors;

•	fluctuations in stock market prices and volumes in the U.S. and abroad;

•	low investor confidence;

•	default on our indebtedness or foreclosure of our properties;

•	changes in senior management or key personnel;

•	downgrades or changes in financial estimates by securities analysts or negative reports published by securities analysts about our business or the hospitality industry in general;

•	negative earnings or other announcements by us or other hospitality companies;

•	downgrades in our credit ratings or the credit ratings of our competitors;

•	issuances or repurchases of equity or debt securities;

•	a decision to pay or not to pay dividends;

•	terrorist activities or threats of such activities, civil or political unrest or war; and

•	global economic, legal and regulatory factors unrelated to our performance.
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
Securities research analysts have established and publish their own quarterly projections for our business. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match securities research analysts' projections. Similarly, if one or more of the analysts who writes reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, or the hospitality industry in general, our stock price could decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, our stock price or trading volume could decline.
Anti-takeover provisions in our organizational documents and Delaware law, as well as agreements with our major stockholders, may discourage or prevent a change of control, even if a sale of Hyatt would be beneficial to our stockholders, which could cause our stock price to decline and prevent attempts by our stockholders to replace or remove our current board of directors or management.
Our amended and restated certificate of incorporation and bylaws, as well as agreements with our major stockholders, contain provisions that may make it difficult to remove our board of directors and management and may discourage or delay "change of control" transactions that certain stockholders may view as beneficial or could involve the payment of a premium over prevailing market prices for our Class A common stock. These provisions include, among others:

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

•
Stockholders party to our 2007 Stockholders' Agreement have agreed, subject to certain limited exceptions, to "standstill" provisions that prevent the stockholders from acquiring additional shares of our common stock, making or participating in acquisition proposals for us or soliciting proxies in connection with meetings of our stockholders, unless the stockholders are invited to do so by our board of directors.

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
Our Class B common stock is entitled to ten votes per share and our Class A common stock is entitled to one vote per share. As of January 31, 2016, Pritzker family business interests beneficially own, in the aggregate, 84,541,406 shares, or approximately 77.1%, of our Class B common stock, representing approximately 62.3% of the outstanding shares of our common stock and approximately 75.3% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests will be able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and any other significant transaction. While the voting agreements are in effect, they may provide our board of directors with the effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. This concentrated control will limit your ability to influence corporate matters, and the interests of Pritzker family business interests may not coincide with our interests or your interests. As a result, we may take actions that you do not believe to be in our interests or your interests and that could depress our stock price. See also "—Voting agreements entered into with or among our major stockholders, including Pritzker family business interests, will result in a substantial number of our shares being voted consistent with the recommendation of our board of directors, and may limit your ability to influence the election of directors and other matters submitted to stockholders for approval."
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
In the past, disputes have arisen between and among certain Pritzker family members, and between and among beneficiaries of the Pritzker family trusts and the trustees of such trusts, with respect to, among other things, the ownership, operation, governance and management of certain Pritzker family business interests. In connection with certain of these disputes, claims were alleged, and in certain cases, proceedings were initiated, against certain Pritzker family members, including Thomas J. Pritzker, our executive chairman, and other Pritzker family members, some of whom have been or are our directors, and against the trustees, including Thomas J. Pritzker in his former capacity as a co-trustee of the Pritzker family U.S. situs trusts. Such past allegations related to, among others, trust management and administration and violations of certain trustee duties, including fiduciary duties. Some of these disputes led to significant negative publicity for the Pritzker family. These disputes have been resolved with no admissions or finding of any misconduct.
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
Pritzker family business interests, which beneficially own as of January 31, 2016, directly or indirectly, 84,541,406 shares, or 62.3% of our total outstanding common stock and control approximately 75.3% of our total voting power, have entered into a voting agreement with respect to all shares of common stock beneficially owned by Pritzker family business interests. During the term of the voting agreement, which expires on the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by non-Pritzker family business interests, Pritzker family business interests have agreed to vote their shares of our common stock consistent with the recommendation of our board of directors with respect to all matters (assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker)) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). In addition, as of January 31, 2016, other existing stockholders, including entities affiliated with Goldman, Sachs & Co. and Madrone GHC, beneficially own, in the aggregate, approximately 22.9% of our outstanding Class B common stock, representing approximately 18.5% of the outstanding shares of our common stock and approximately 22.4% of the total voting power of our outstanding common stock. These entities have entered into a voting agreement with us, with respect to the shares of Class B common stock that they beneficially own, and have agreed to vote their shares of Class B common stock consistent with the recommendation of our board of directors, without any separate requirement that our independent directors agree with the recommendation. These voting agreements expire on the date that Thomas J. Pritzker is no longer chairman of our board of directors. See Part I, Item 1, "Business—Stockholder Agreements."
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
Future sales in the public market of Class A common stock issuable upon conversion of Class B common stock, or the perception in the market that the holders of a large number of shares of Class B common stock intend to sell shares, could reduce the market price of our Class A common stock. As of January 31, 2016, we had 26,023,355 shares of Class A common stock outstanding and 109,628,962 shares of Class B common stock outstanding.
Of the outstanding shares, 26,009,152 shares of Class A common stock are freely tradable in the public market without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act") unless these shares are held by any of our "affiliates," as that term is defined in Rule 144 under the Securities Act ("Rule 144"). The remaining 14,203 outstanding shares of Class A common stock and 109,628,962 outstanding shares of Class B common stock are deemed "restricted securities," as that term is defined in Rule 144. Restricted securities may be sold in the public market only if they are registered under the Securities Act or they qualify for an exemption from registration under Rule 144 or Rule 701 under the Securities Act ("Rule 701").
A majority of these restricted securities, together with 24,530 shares of Class A common stock previously registered, are subject to contractual lock-up and certain other restrictions contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement as described in Part I, Item 1, "Business—Stockholder Agreements." These contractual restrictions may be amended, waived or terminated by the parties to those agreements in accordance with the terms of such agreements without our consent and without notice; the 25% limitation on sales of our common stock may, with respect to each 12 month period, be increased to a higher percentage or waived entirely by the unanimous affirmative vote of our independent directors (excluding for such purposes any Pritzker). All shares of Class A common stock, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, will be eligible for resale in compliance with Rule 144 or Rule 701 to the extent the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement or the Amended and Restated Foreign Global Hyatt Agreement, as applicable, are waived or terminated with respect to such shares. All shares of Class A common stock subject to the restrictions contained in the 2007 Stockholders’ Agreement, as described in Part I, Item 1, "Business—Stockholder Agreements," including shares of Class A common stock issuable upon conversion of shares of Class B common stock, are eligible for resale in compliance with Rule 144 or Rule 701 at any time.
Assuming the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement are not amended, waived or terminated and that there are no transfers of shares amongst Pritzker family stockholders, and further assuming the parties to these agreements, as well as the 2007 Stockholders' Agreement, sell the maximum amount permitted to be sold during the first time period that such shares are eligible to be sold as set forth below, and subject to any applicable restrictions contained in such agreements, as well as the 2007 Stockholders' Agreement, (such as rights of first refusal) and the provisions of Rule 144 and/or Rule 701 under the Securities Act, these restricted securities will be available for sale in the public market as follows:

Time Period	Number of Shares*
During the 12 month period from November 5, 2015 through November 4, 2016	51,985,614 (1)
During the 12 month period from November 5, 2016 through November 4, 2017	21,622,682 (2)
During the 12 month period from November 5, 2017 through November 4, 2018	13,449,973 (2)
During the 12 month period from November 5, 2018 through November 4, 2019	6,916,287 (2)
During the 12 month period from November 5, 2019 through November 4, 2020	6,419,886 (2)
During the 12 month period from November 5, 2020 through November 4, 2021	6,271,290 (2)
During the 12 month period from November 5, 2021 through November 4, 2022	3,001,963 (2)
*    The foregoing numbers are based on information as of January 31, 2016 and assume that the maximum number of shares permitted to be sold during each period set forth above are, in fact, sold during each such period. To the extent any shares are not sold during the first time period that such shares are eligible to be sold as described above, the number of shares that may be sold in subsequent time periods may change.
(1) Includes (a) 14,203 shares that are eligible to be sold at any time, (b) 25,112,086 shares that are eligible to be sold at any time, subject to the rights of first refusal, "drag along" rights and other restrictions contained in the 2007 Stockholders' Agreement and (c) 26,859,325 shares that are eligible to be sold by Pritzker family stockholders under the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement.
(2) Represents shares eligible to be sold by Pritzker family stockholders under the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement.

In addition, as of December 31, 2015, 6,004,228 shares of our Class A common stock were reserved for issuance under the Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (the "LTIP"). These shares of Class A common stock will become eligible for sale in the public market once those shares are issued or awarded under our LTIP, subject to provisions of various award agreements and Rule 144, as applicable. In addition, 621,950 shares of our Class A common stock were reserved for issuance under the Hyatt Hotels Corporation Employee Stock Purchase Plan (the "ESPP"), 1,169,195 shares of our Class A common stock remained available for issuance pursuant to the Amended and Restated Hyatt Corporation Deferred Compensation Plan (the "DCP") and 300,000 shares of Class A common stock remained available for issuance pursuant to the Hyatt International Hotels Retirement Plan (commonly known as the Field Retirement Plan) (the "FRP").
If any of these holders causes a large number of securities to be sold in the public market, the sales could reduce the trading price of our Class A common stock. These sales also could impede our ability to raise future capital. See also "—If holders of shares of our Class B common stock convert their shares of Class B common stock into shares of Class A common stock and exercise their registration rights, a significant number of shares of our Class A common stock could be sold into the market, which could reduce the trading price of our Class A common stock and impede our ability to raise future capital."
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
Holders of 109,628,962 shares of our Class B common stock (or 80.8% of our total outstanding shares of common stock as of January 31, 2016), including Pritzker family business interests and entities affiliated with Goldman, Sachs & Co. and entities affiliated with Madrone Capital, LLC, have rights, subject to certain conditions, to require us to file registration statements registering sales of shares of Class A common stock acquired upon conversion of such Class B common stock or to include sales of such shares of Class A common stock in registration statements that we may file for ourselves or for other stockholders. In order to exercise such registration rights, the holder must be permitted to sell shares of its common stock under applicable lock-up restrictions. See "—A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well" and Part I, Item 1, "Business—Stockholder Agreements" for additional information with respect to these lock-up provisions. Subject to compliance with applicable lock-up agreements, shares of Class A common stock sold under the registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of Class A common stock issuable upon conversion of shares of Class B common stock are sold in the public market, such sales could reduce the trading price of our Class A common stock. These sales also could impede our ability to raise future capital. Additionally, we will bear all expenses in connection with any such registrations (other than underwriting discounts).
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
Additional shares may be registered on the shelf registration statement in the future as such shares are eligible to be sold in accordance with the registration rights agreements and lock-up restrictions. See "—A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well" for additional information with respect to the lock-up provisions.
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
Because we have significant U.S. real estate holdings, we may be a "United States real property holding corporation" ("USRPHC") for U.S. federal income tax purposes, but we have made no determination to that effect. There can be no assurance that we do not currently constitute or will not become a USRPHC. As a result, a "non-U.S. holder" may be subject to U.S. federal income tax on gain realized on a disposition of our Class A common stock if such non-U.S. holder has owned, actually or constructively (through certain family members, related entities and options), more than 5% of our Class A common stock at any time during the shorter of (a) the five-year period ending on the date of disposition and (b) the non-U.S. holder's holding period in such stock.
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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
The following table sets forth a description of each owned or leased property in the Hyatt portfolio of properties as of December 31, 2015.

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Owned and Leased Properties

Full Service
Americas Owned:
Park Hyatt Chicago	Chicago, IL	198		100%
Park Hyatt New York	New York, NY	210		100%
Andaz 5th Avenue	New York, NY	184		100%
Grand Hyatt New York (4)	New York, NY	1,306		100%
Grand Hyatt San Antonio (4)	San Antonio, TX	1,003		100%
Grand Hyatt San Francisco	San Francisco, CA	660		100%
The Driskill (4)	Austin, TX	189		100%
Hyatt Centric The Pike Long Beach (4)	Long Beach, CA	138		100%
Hyatt Regency Aruba Resort Spa and Casino (4)	Palm Beach, Aruba, Dutch Caribbean	357		100%
Hyatt Regency Atlanta	Atlanta, GA	1,260		100%
Hyatt Regency Baltimore Inner Harbor (4)	Baltimore, MD	488		100%
Hyatt Regency Coconut Point Resort and Spa	Bonita Springs, FL	454		100%
Hyatt Regency Grand Cypress	Orlando, FL	815		100%
Hyatt Regency Green Bay	Green Bay, WI	241		100%
Hyatt Regency Greenwich	Old Greenwich, CT	373		100%
Hyatt Regency Lake Tahoe Resort, Spa and Casino	Incline Village, NV	422		100%
Hyatt Regency Long Beach (4)	Long Beach, CA	528		100%
Hyatt Regency Lost Pines Resort and Spa	Lost Pines, TX	491		100%
Hyatt Regency Louisville	Louisville, KY	393		100%
Hyatt Regency Mexico City	Mexico City, Mexico	755		100%
Hyatt Regency Miami (4)	Miami, FL	612		100%
Hyatt Regency Monterey Hotel and Spa on Del Monte Golf Course (4)	Monterey, CA	550		100%
Hyatt Regency O'Hare	Rosemont, IL	1,096		100%
Hyatt Regency Orlando	Orlando, FL	1,639		100%
Hyatt Regency San Antonio Riverwalk (4)	San Antonio, TX	629		100%
Hyatt Regency Scottsdale Resort and Spa at Gainey Ranch	Scottsdale, AZ	493		100%
Americas Owned		15,484	26

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Americas Leased:
Andaz West Hollywood (3)	West Hollywood, CA	239		—%
Hyatt Regency San Francisco (3)	San Francisco, CA	804		—%
Americas Leased		1,043	2

Total Americas Owned and Leased Properties		16,527	28

EAME/SW Asia Owned:
Park Hyatt Paris - Vendome	Paris, France	153		100%
Park Hyatt Zurich (4)	Zurich, Switzerland	138		100%
Andaz London Liverpool Street (4)	London, England	267		100%
Hyatt Regency Baku	Baku, Azerbaijan	159		100%
Hyatt Regency Birmingham	Birmingham, England	319		100%
Hyatt Regency Bishkek (4)	Bishkek, Kyrgyz Republic	178		98%
EAME/SW Asia Owned		1,214	6

EAME/SW Asia Leased:
Andaz Amsterdam, Prinsengracht (3)	Amsterdam, The Netherlands	122		—%
Grand Hyatt Berlin (3) (6)	Berlin, Germany	342		—%
Hyatt Regency Cologne (3) (6)	Cologne, Germany	306		—%
Hyatt Regency Mainz (3) (6)	Mainz, Germany	268		—%
EAME/SW Asia Leased		1,038	4

Total EAME/SW Asia Owned and Leased Properties		2,252	10

ASPAC Owned:
Grand Hyatt Seoul	Seoul, South Korea	601		100%
ASPAC Owned		601	1

Total Full Service Owned and Leased Properties		19,380	39

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Select Service
Leased:
Hyatt Place Amsterdam Airport (3)	Amsterdam, The Netherlands	330		—%
Hyatt Place Atlanta/Buckhead (2)	Atlanta, GA	171		—%
Select Service Leased:		501	2

Total Select Service Owned and Leased Properties		501	2

Unconsolidated Hospitality Venture Properties

Full Service
Americas Unconsolidated Hospitality Ventures:
Andaz Maui at Wailea Resort	Wailea, HI	300		67%
Grand Hyatt São Paulo	São Paulo, Brazil	466		50%
Hyatt at The Bellevue	Philadelphia, PA	172		50%
Hyatt Regency Columbus (4)	Columbus, OH	633		24%
Hyatt Regency Crystal City at Reagan National Airport	Arlington, VA	686		50%
Hyatt Regency Huntington Beach Resort and Spa (4)	Huntington Beach, CA	517		40%
Hyatt Regency Jersey City on the Hudson	Jersey City, NJ	351		50%
Hyatt Regency Minneapolis	Minneapolis, MN	645		50%
Americas Unconsolidated Hospitality Ventures		3,770	8

EAME/SW Asia Unconsolidated Hospitality Ventures:
Park Hyatt Hamburg (3) (5)	Hamburg, Germany	252		—%
Park Hyatt Milan	Milan, Italy	106		30%
Grand Hyatt Mumbai	Mumbai, India	547		50%
Hyatt Regency Ahmedabad	Ahmedabad, India	210		50%
EAME/SW Asia Unconsolidated Hospitality Ventures		1,115	4

ASPAC Unconsolidated Hospitality Ventures:
Grand Hyatt Bali	Bali, Indonesia	636		10%
ASPAC Unconsolidated Hospitality Ventures		636	1

Full Service Unconsolidated Hospitality Ventures		5,521	13

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Select Service
Hyatt Place Atlanta/Perimeter City	Atlanta, GA	150		40%
Hyatt Place Ciudad del Carmen	Ciudad del Carmen, Mexico	140		50%
Hyatt Place Columbia/Downtown/The Vista	Columbia, SC	132		40%
Hyatt Place Denver/Downtown	Denver, CO	248		50%
Hyatt Place Fair Lawn/Paramus	Fair Lawn, NJ	143		40%
Hyatt Place Fort Worth/Cityview	Fort Worth, TX	127		40%
Hyatt Place Fort Worth/Hurst	Hurst, TX	127		40%
Hyatt Place La Paz	La Paz, Mexico	151		50%
Hyatt Place Minneapolis/Eden Prairie	Eden Prairie, MN	126		40%
Hyatt Place Panama City/Downtown	Panama City, Panama	165		29%
Hyatt Place Phoenix/Gilbert	Gilbert, AZ	127		50%
Hyatt Place Princeton	Princeton, NJ	122		40%
Hyatt Place Los Cabos	San Jose del Cabo, Mexico	157		50%
Hyatt Place Tijuana	Tijuana, Mexico	145		50%
Hyatt House Boston/Waltham	Waltham, MA	135		40%
Hyatt House Denver/Downtown	Denver, CO	113		50%
Select Service Unconsolidated Hospitality Ventures		2,308	16

All Inclusive
Hyatt Zilara Cancun	Cancun, Mexico	307		24%
Hyatt Zilara Rose Hall	Montego Bay, Jamaica	234		24%
Hyatt Ziva Cancun	Cancun, Mexico	547		24%
Hyatt Ziva Los Cabos	San Jose del Cabo, Mexico	591		24%
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	335		24%
Hyatt Ziva Rose Hall	Montego Bay, Jamaica	387		24%
All Inclusive Unconsolidated Hospitality Ventures		2,401	6

Total Unconsolidated Hospitality Ventures		10,230	35

(1)	Unless otherwise indicated, ownership percentages include both the property and the underlying land.

(2)	Property is accounted for as a capital lease.

(3)	Property is accounted for as an operating lease.

(4)	Our ownership interest in the property is subject to a third-party ground lease on the land.

(5)	We own a 50% interest in the entity that is the operating lessee and it is an unconsolidated hospitality venture.

(6)	We own a 100% interest in the entity that is the operating lessee.

Below is a summary of our Hyatt managed, franchised and owned and leased hotels by segment for all periods presented.

	December 31, 2015		December 31, 2014		December 31, 2013
	Properties	Rooms/Units	Properties	Rooms/Units	Properties	Rooms/Units
Americas Management and Franchising
Full Service Hotels
Managed	115	60,388	117	61,277	117	61,321
Franchised	40	12,191	34	10,416	33	10,190
Full Service Managed and Franchised	155	72,579	151	71,693	150	71,511
Select Service Hotels
Managed	59	8,329	57	7,995	98	13,256
Franchised	236	32,126	212	28,573	150	20,263
Select Service Managed and Franchised	295	40,455	269	36,568	248	33,519
ASPAC Management and Franchising
Full Service Hotels
Managed	68	24,848	64	23,954	57	21,429
Franchised	3	1,284	2	988	2	988
Full Service Managed and Franchised	71	26,132	66	24,942	59	22,417
Select Service Hotels
Managed	1	144	1	144	—	—
Select Service Managed	1	144	1	144	—	—
EAME/SW Asia Management
Full Service Hotels
Managed	67	18,466	63	16,832	62	16,742
Select Service Hotels
Managed	10	1,560	5	926	2	210
Total Managed and Franchised	599	159,336	555	151,105	521	144,399

Included in the summary above are the following owned and leased hotels:

	December 31, 2015		December 31, 2014		December 31, 2013
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Owned and Leased Hotels
Full Service hotels
United States	26	15,415	27	15,914	27	15,498
Other Americas	2	1,112	2	1,112	4	2,102
ASPAC	1	601	1	601	1	601
EAME/SW Asia	10	2,252	10	2,256	11	2,438
Select Service hotels
United States	1	171	2	329	54	7,400
EAME/SW Asia	1	330	1	330	—	—
Total Owned and Leased Hotels	41	19,881	43	20,542	97	28,039
Corporate Headquarters and Regional Offices
Our corporate headquarters are located at 71 South Wacker Drive, 12th Floor, Chicago, Illinois. As of December 31, 2015, these offices consist of approximately 219,900 square feet (net of subleased space). During 2015, we entered into various agreements, whereby we will reduce our leased premises to 214,069 square feet (net of subleased space) as of December 31, 2017. The lease for the remaining premises expires on February 29, 2020. As of December 31, 2015, we also lease 85,022 square feet of office space at 200 West Monroe Street, Chicago, Illinois. The lease for this property expires on March 31, 2016. However, we entered into an amendment in April 2015 to extend the term for 56,238 square feet of the leased premises through December 31, 2017. In anticipation of the expiration of these leases, we entered into a new lease for a term of seventeen years for initial premises of approximately 264,106 square feet of space currently under construction at 150 N. Riverside Plaza, Chicago, Illinois, commencing on January 1, 2018.
In addition to our corporate headquarters, we lease space for our regional offices, service centers and sales offices in multiple locations, including Atlanta, Georgia; Beijing, Hong Kong, Shanghai and Shenzhen, People's Republic of China; Cairo, Egypt; Coral Gables, Florida; Dallas, Texas; Dubai, United Arab Emirates; Gurgaon and Mumbai, India; Jeddah, Saudi Arabia; London, United Kingdom; Mainz, Germany; Marion, Illinois; Melbourne, Australia; Moscow, Russia; Moore, Oklahoma; Nairobi, Kenya; New York, New York; Omaha, Nebraska; Paris, France; Opfikon, Switzerland; San Francisco, California; São Paulo, Brazil; Scottsdale, Arizona; Seoul, South Korea; Singapore; Tokyo, Japan; and Washington, D.C.
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

Item 4.    Mine Safety Disclosures.

Not Applicable.

Executive Officers of the Registrant.
The following chart names each of the Company's executive officers and their ages and positions as of February 18, 2016. Also included below is biographical information relating to each of the Company's executive officers. Each of the executive officers is elected by and serves at the pleasure of the board of directors.

Name	Age	Position
Thomas J. Pritzker	65	Executive Chairman of the Board
Mark S. Hoplamazian	52	President, Chief Executive Officer and Director (Principal Executive Officer)
Atish Shah	42	Senior Vice President, Interim Chief Financial Officer (Principal Financial Officer)
Stephen G. Haggerty	48	Executive Vice President, Global Head of Capital Strategy, Franchising and Select Service
H. Charles Floyd	56	Executive Vice President, Global President of Operations
Peter J. Sears	51	Executive Vice President, Group President—Americas
David Udell	55	Executive Vice President, Group President—ASPAC
Peter Fulton	58	Executive Vice President, Group President—EAME/SW Asia
Rena Hozore Reiss	56	Executive Vice President, General Counsel and Secretary
Robert W. K. Webb	59	Executive Vice President, Chief Human Resources Officer
Maryam Banikarim	47	Executive Vice President, Global Chief Marketing Officer
Thomas J. Pritzker has been a member of our board of directors since August 2004 and our Executive Chairman since August 2004. Mr. Pritzker served as our Chief Executive Officer from August 2004 to December 2006. Mr. Pritzker was appointed President of Hyatt Corporation in 1980 and served as Chairman and Chief Executive Officer of Hyatt Corporation from 1999 to December 2006. Mr. Pritzker is Chairman and Chief Executive Officer of The Pritzker Organization, LLC ("TPO"), the principal financial and investment advisor to certain Pritzker family business interests. Mr. Pritzker also serves as a Director of Royal Caribbean Cruises Ltd. He served as a Director of TransUnion Corp., a credit reporting service company, until June 2010 and as Chairman of Marmon Holdings, Inc. until March 2014. Mr. Pritzker is Chairman of the Board of Trustees of the Center for Strategic & International Studies; Director and Vice President of The Pritzker Foundation, a charitable foundation; Director and President of the Pritzker Family Philanthropic Fund, a charitable organization; and Director, Chairman and President of The Hyatt Foundation, a charitable foundation which established The Pritzker Architecture Prize.
Mark S. Hoplamazian was appointed to the Board of Directors in November 2006 and named President and Chief Executive Officer of Hyatt Hotels Corporation in December 2006. Prior to being appointed to his present position, Mr. Hoplamazian served as President of TPO. During his 17 year tenure with TPO he served as advisor to various Pritzker family-owned companies, including Hyatt Hotels Corporation and its predecessors. He previously worked in international mergers and acquisitions at The First Boston Corporation in New York. Mr. Hoplamazian was appointed to the VF Corporation Board of Directors in February 2015, and serves on the Advisory Board of Facing History and Ourselves, the Council on the University of Chicago Booth School of Business, the Executive Committee of the Board of Directors of World Business Chicago, the Board of Directors of New Schools for Chicago and of the Chicago Council on Global Affairs, and the Board of Trustees of the Aspen Institute and of the Latin School of Chicago. Mr. Hoplamazian is a member of the World Travel & Tourism Council and the Commercial Club of Chicago and is a member of the Discovery Class of the Henry Crown Fellowship.
Atish Shah was appointed as our Interim Chief Financial Officer in April 2015. In this role, Mr. Shah is responsible for the global finance function, including financial reporting, global treasury, corporate tax, internal audit and investor relations. Prior to his moving into this role, Mr. Shah was Senior Vice President, Strategy, Financial Planning & Analysis and Investor Relations. Prior to joining Hyatt in 2009, Mr. Shah served as a portfolio manager of a hospitality real estate private equity fund at Lowe Enterprises. Prior to that, he worked for Hilton Hotels Corporation in a variety of finance roles, including feasibility, planning, investment analysis and investor relations. Prior to Hilton, Mr. Shah was an associate in the hospitality consulting practice of Coopers & Lybrand, LLP.
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
H. Charles Floyd was appointed Executive Vice President, Global President of Operations in August 2014. In this role, Mr. Floyd leads and develops Hyatt’s shared operation services organization known as the GOC and is responsible for the successful operation of Hyatt’s hotels globally. Mr. Floyd is also responsible for ensuring operating efficiency in the roll-out of new innovations, unifying the Company's global operations, and overseeing the Company’s information technology resources, worldwide sales organization and call centers. The Group Presidents for each of Hyatt’s three regions report to Mr. Floyd. Prior to his current role, Mr. Floyd was Executive Vice President, Group President—Global Operations Center from October 2012. Mr. Floyd has been with us since 1981. Mr. Floyd served as our Chief Operating Officer—North America from January 2006. In this role he was responsible for management of our full service hotels and resorts as well as the Hyatt Place and the Hyatt House brands in the United States, Canada and the Caribbean. In addition, he oversaw Hyatt Residential Group, Inc. (formerly known as Hyatt Vacation Ownership, Inc.) and the Franchise Owner Relations Group, which supports both full service and select service and extended stay franchisees. He also oversaw various corporate functions for North America, including sales, human resources, product and design, rooms, food and beverage and engineering. Since joining Hyatt, Mr. Floyd served in a number of senior positions, including Executive Vice President—North America Operations and Senior Vice President of Sales, as well as various managing director and general manager roles.
Peter J. Sears was appointed Executive Vice President, Group President—Americas in September 2014. Mr. Sears is responsible for the growth and successful operation of Hyatt’s portfolio in the United States, Canada, Latin America and the Caribbean. Prior to his current role, he was the Senior Vice President, Operations for Asia Pacific. Mr. Sears began his career with Hyatt as a corporate trainee at Hyatt Regency San Antonio in 1987, and went on to hold numerous positions of increasing operational responsibility. These positions included serving as general manager of five full service hotels in North America at properties located in San Francisco, Orange County, and Lake Tahoe. In 2006, he became Senior Vice President of Field Operations for the Central Region, and in 2009, became Senior Vice President, Operations for North America.
David Udell was appointed as Executive Vice President, Group President—ASPAC in July 2014. Mr. Udell is responsible for overseeing hotels in Southeast Asia, China, Australia, South Korea and Japan. Prior to his current role, Mr. Udell was the Senior Vice President, Operations for the GOC. Mr. Udell has also served as Senior Vice President—Operations, Asia Pacific, where he was responsible for overseeing the operation of 55 hotels within the region. Over the last 32 years, Mr. Udell has held senior management positions in Hyatt properties in Bangkok, Seoul, Hong Kong and Tokyo. In 1992, he was appointed opening General Manager of Park Hyatt Tokyo and in 1996, General Manager of Grand Hyatt Hong Kong. Mr. Udell is a 1982 graduate of the Cornell School of Hotel Administration in Ithaca, N.Y. He began his career with Hyatt as a Corporate Management Trainee at Hyatt Regency Singapore in 1982.
Peter Fulton was appointed Executive Vice President, Group President—EAME/SW Asia in October 2012. Mr. Fulton is responsible for overseeing hotels in Europe, Africa, the Middle East and Southwest Asia. In 1983, Mr. Fulton embarked on his career with Hyatt International as Food & Beverage Manager at Hyatt Regency Auckland. For the next nine years, he filled senior food and beverage positions at Hyatt properties in Dubai, Canberra and Macau before receiving his first appointment as Manager at Hyatt Regency Acapulco. In 1994, Mr. Fulton was appointed General Manager of the same hotel. Three years later, Mr. Fulton was appointed General Manager at Hyatt Regency Delhi, where he remained until assuming the position of General Manager of Grand Hyatt Dubai. From 2001 until February 2008, Mr. Fulton oversaw Grand Hyatt Dubai, the largest 5-star hotel in the region, which opened in March 2003. From February 2008 until October 2012, Mr. Fulton was the Managing Director South West Asia. Prior to Hyatt, Mr. Fulton worked for Travelodge in Christchurch and Auckland, New Zealand, Claridges Hotel in London, and Le Beau Rivage Palace Hotel in Lausanne, Switzerland.
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
Robert W. K. Webb has served as our Chief Human Resources Officer since August 2007 and our Executive Vice President since 2011. Prior to joining Hyatt, Mr. Webb served as Head of Global Service Delivery for Citi Employee Services

at Citigroup Inc., a global financial services company. During his 19 year tenure at Citigroup and two predecessor companies, Mr. Webb served as Chief Administrative Officer for a global business unit and held several senior human resources roles in North America and international operations.

Maryam Banikarim was appointed as Executive Vice President, Global Chief Marketing Officer in January 2015. Ms. Banikarim is responsible for driving the company's individual brands and the experiences they offer online and offline while working across the organization to facilitate innovation around the guest experience. Ms. Banikarim joined Hyatt with more than 20 years of marketing expertise across multiple industries. In her most recent prior role from 2011 to January 2015, she was Gannett’s first ever Chief Marketing Officer and also served as senior vice president. Before Gannett, Ms. Banikarim served as senior vice president at NBC Universal from 2009 to 2011, chief marketing officer for Univision Communications, Inc. from 2002 to 2009, and founded a strategy firm that consulted for such clients as Deutsche Bank, Bacardi and Time-Warner. She also worked at Turner Broadcasting, MacMillan Publishing, and was a lead team member for the launch of CitySearch, an early Internet start-up. Ms. Banikarim began her career at Young & Rubicam.
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
Market Information
Our Class A common stock began trading publicly on the New York Stock Exchange under the symbol "H" on November 5, 2009. Prior to that time, there was no public market for our Class A common stock. As of January 31, 2016, our Class A common stock was held by approximately 34 shareholders of record and there were 26,023,355 shares of Class A common stock outstanding. This stockholder figure does not include a substantially greater number of "street name" holders or beneficial holders of our Class A common stock whose shares are held of record by banks, brokers and other financial institutions. The following table sets forth, for the period indicated, the high and low sale prices of our Class A common stock as reported by the New York Stock Exchange for the two most recent fiscal years.

Fiscal Year end December 31, 2014	High	Low
First Quarter	$54.99	$45.73
Second Quarter	$61.97	$51.77
Third Quarter	$64.52	$56.57
Fourth Quarter	$62.48	$54.08

Fiscal Year end December 31, 2015
First Quarter	$61.99	$55.03
Second Quarter	$60.35	$56.00
Third Quarter	$59.94	$45.71
Fourth Quarter	$54.00	$46.64
On February 12, 2016, the closing stock price of our Class A common stock was $39.61.
There is no established public trading market for our Class B common stock. As of January 31, 2016, our Class B common stock was held by 106 shareholders and there were 109,628,962 shares of Class B common stock outstanding.
Dividends
We have never declared or paid cash dividends on our common stock. In addition, we must comply with the covenants in our revolving credit facility if we want to pay cash dividends. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and engage in share repurchase activity. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, capital requirements, restrictions contained in current or future financing instruments and such other factors as our board of directors deems relevant.

Performance Graph
The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the cumulative total stockholder return since December 31, 2010, with the S&P 500 Index ("S&P 500") and the Russell 1000 Hotel/Motel Index (the "Russell 1000 Hotel"). The graph assumes that the value of the investment in our Class A common stock and each index was $100 at December 31, 2010 and that all dividends and other distributions were reinvested.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Hyatt Hotels Corporation	100.0	82.3	84.3	108.1	131.6	102.8
S&P 500	100.0	102.1	118.4	156.7	178.1	180.6
Russell 1000 Hotel	100.0	89.8	109.2	161.2	181.0	152.0
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Registered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company's purchases of shares of Class A common stock during the quarter ended December 31, 2015:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Program
October 1 to October 31, 2015	985,308	$49.07	985,308	$256,818,662
November 1 to November 30, 2015	983,251	50.16	983,251	$207,500,534
December 1 to December 31, 2015	1,616,789	48.49	1,616,789	$129,096,203
Total	3,585,348	$49.11	3,585,348

(1) On August 4, 2015, we announced the approval of an expansion of our share repurchase program pursuant to which we are authorized to purchase up to an additional $400 million of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. The repurchase program does not have an expiration date. As of December 31, 2015, the Company had approximately $129 million remaining under the share repurchase authorization. On February 11, 2016, the Company's board of directors authorized the repurchase of up to an additional $250 million of the Company's common stock. As of February 12, 2016, the Company had approximately $340 million remaining under its current share repurchase authorizations. See Note 21 for further details regarding the 2016 share repurchase plan.

Item 6.    Selected Financial Data.
We derived the selected consolidated statements of income data for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 and the selected consolidated balance sheet data as of December 31, 2015 and December 31, 2014 from our audited consolidated financial statements included in this annual report. We derived the selected consolidated statements of income data for the years ended December 31, 2012 and December 31, 2011 and the selected consolidated balance sheet data as of December 31, 2013, December 31, 2012 and December 31, 2011 from our previously audited consolidated financial statements which are not included in this annual report. Our historical results are not necessarily indicative of the results expected for any future period.
You should read the selected historical financial data together with the consolidated financial statements and related notes appearing in this annual report, as well as Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this annual report.

(in millions, except per share data)	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated statements of income data:
Owned and leased hotels	$2,079	$2,246	$2,142	$2,021	$1,879
Management and franchise fees	427	387	342	307	288
Other revenues	36	75	78	78	66
Other revenues from managed properties (1)	1,786	1,707	1,622	1,543	1,465
Total revenues	4,328	4,415	4,184	3,949	3,698
Direct and selling, general, and administrative expenses	4,005	4,136	3,951	3,790	3,545
Income from continuing operations	124	346	205	87	111
Net (income) loss attributable to noncontrolling interests	—	(2)	2	1	2
Net income attributable to Hyatt Hotels Corporation	124	344	207	88	113
Income from continuing operations per common share - basic	$0.87	$2.26	$1.29	$0.53	$0.66
Income from continuing operations per common share - diluted	$0.86	$2.24	$1.29	$0.53	$0.66

(in millions)	As of December 31,
	2015	2014	2013	2012	2011
Consolidated balance sheet data:
Cash and cash equivalents	$457	$685	$454	$413	$534
Total current assets	1,124	1,709	1,163	1,758	1,591
Property and equipment, net	4,031	4,186	4,671	4,139	4,043
Intangibles, net	547	552	591	388	359
Total assets	7,596	8,143	8,177	7,630	7,497
Total current liabilities	1,107	730	871	618	568
Long-term debt	1,047	1,381	1,289	1,229	1,221
Other long-term liabilities	1,447	1,401	1,240	962	890
Total liabilities	3,601	3,512	3,400	2,809	2,679
Total stockholders’ equity	3,991	4,627	4,769	4,811	4,808
Total liabilities and equity	$7,596	$8,143	$8,177	$7,630	$7,497

(1)
Represents revenues that we receive from third-party property owners who reimburse us for costs that we incur on their behalf, with no added margin. These costs relate primarily to payroll at managed properties where we are the employer. As a result, these revenues have no effect on our profit, although they do increase our total revenues and the corresponding costs increase our total expenses. See Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal Factors Affecting Our Results of Operations—Revenues."

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 6, "Selected Financial Data" and our consolidated financial statements included in this annual report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in "Disclosure Regarding Forward-Looking Statements" and Part I, Item 1A, "Risk Factors" included elsewhere in this annual report.
Overview
We are a global hospitality company engaged in the development, ownership, operation, management, franchising and licensing of a portfolio of properties, including hotels, resorts and residential and vacation ownership properties around the world. As of December 31, 2015, our worldwide hotel portfolio consisted of 599 hotels (159,336 rooms), including:

•	260 managed properties (87,448 rooms), all of which we operate under management agreements with third-party property owners;

•	269 franchised properties (44,178 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third-parties;

•	33 owned properties (17,299 rooms) (including 1 consolidated hospitality venture), 1 capital leased property (171 rooms) and 7 operating leased properties (2,411 rooms), all of which we manage; and

•	19 managed properties and 10 franchised properties owned or leased by unconsolidated hospitality ventures (7,829 rooms).
Our worldwide property portfolio also includes:

•	6 all inclusive resorts (2,401 rooms), all of which are owned and operated by an unconsolidated hospitality venture that has franchise agreements with us;

•	16 vacation ownership properties (1,038 units), all of which are licensed by ILG under the Hyatt Residence Club brand and operated by third parties, including ILG and its affiliates; and

•
17 residential properties (2,150 units), which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel.

We have a business model that involves ownership of properties, management and franchising of third-party owned properties and licensing of vacation ownership properties. We believe this allows us to pursue more diversified revenue and income streams that balance both the advantages and risks associated with these lines of business. Our expertise and experience in each of these areas gives us the flexibility to evaluate growth opportunities across these lines of business. Growth in the number of management and franchise agreements and earnings therefrom typically results in higher overall returns on invested capital because the capital investment under a typical management or franchise agreement is not significant. The capital required to build and maintain hotels that we manage or franchise for third-party owners is typically provided by the owner of the respective property with minimal capital required by us as the manager or franchisor. During periods of increasing demand we do not share fully in the incremental profits of hotel operations for hotels that we manage for third-party owners as our fee arrangements generally include a base amount calculated using the revenue from the subject hotel and an incentive fee that is, typically, a percentage of hotel profits that is usually less than 20%, with certain financial thresholds to be satisfied, with the actual level depending on the structure and terms of the management agreement. We do not share in the benefits of increases in profits from franchised properties because franchisees pay us an initial application fee and ongoing royalty fees that are calculated as a percentage of gross room revenues, and also at times as a percentage of food and beverage revenues, with no fees based on profits. Disputes or disruptions may arise with third-party owners of hotels we manage, franchise or license and these disputes can result in termination of the relevant agreement.
With respect to property ownership, we believe that ownership of selected hotels in key markets enhances our ability to control our brand presence in these markets. Ownership of hotels allows us to capture the full benefit of increases in operating profits during periods of increasing demand and room rates. The cost structure of a typical hotel is more fixed than variable, so as demand and room rates increase over time, the pace of increase in operating profits typically is higher than the pace of increase of revenues. Hotel ownership is, however, more capital intensive than managing hotels for third-party owners, as we are responsible for the costs and all capital expenditures for our owned hotels. The profits realized in our owned and leased hotels segment are generally more significantly affected by economic downturns and declines in revenues than the results of our management and franchising segments. This is because we absorb the full impact of declining profits in our owned and leased hotels whereas our management and franchise fees do not have the same level of downside exposure to declining hotel profitability. See also "—Principal Factors Affecting Our Results of Operations—Factors Affecting Our Costs and Expenses—Fixed nature of expenses" and Part I, Item 1A, "Risk Factors—Risks Related to Our Business—We are exposed to the risks resulting from significant investments in owned and leased real estate, which could increase our costs, reduce our profits, limit our ability to respond to market conditions or restrict our growth strategy."
For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, 80.7%, 78.7%, and 78.2% of our revenues were derived from operations in the United States, respectively. As of December 31, 2015 and December 31, 2014, 75.7% and 74.8% of our long-lived assets were located in the United States, respectively.
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

The results of our unallocated corporate overhead, our vacation ownership business prior to the sale in the fourth quarter of 2014, license fees related to Hyatt Residence Club, and our co-branded credit card are reported within corporate and other. See Note 18 to our consolidated financial statements included in this annual report for further discussion of our segment structure.
Key Business Metrics Evaluated by Management
Revenues
We primarily derive our revenues from hotel operations, management and franchise fees, other revenues from managed properties and license fees from vacation ownership properties. Management uses revenues to assess the overall performance of our business and analyze trends such as consumer demand, brand preference and competition. For a detailed discussion of the factors that affect our revenues, see "—Principal Factors Affecting Our Results of Operations—Revenues."
Net Income Attributable to Hyatt Hotels Corporation
Net income attributable to Hyatt Hotels Corporation represents the total earnings or profits generated by our business. Management uses net income to analyze the performance of our business on a consolidated basis.
Adjusted EBITDA
We use the term Adjusted EBITDA throughout this annual report. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define consolidated Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro rata share of unconsolidated hospitality ventures Adjusted EBITDA based on our ownership percentage of each venture, adjusted to exclude the following items:

•	equity earnings (losses) from unconsolidated hospitality ventures;

•	gains on sales of real estate and other;

•	asset impairments;

•	other income (loss), net;

•	net (income) loss attributable to noncontrolling interests;

•	depreciation and amortization;

•	interest expense; and

•	provision for income taxes.

We calculate consolidated Adjusted EBITDA by adding the Adjusted EBITDA of each of our reportable segments to corporate and other Adjusted EBITDA. See "—Results of Operations."
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
Adjusted EBITDA is not a substitute for net income attributable to Hyatt Hotels Corporation, net income, cash flows from operating activities or any other measure prescribed by generally accepted accounting principles (GAAP). There are limitations to using non-GAAP measures such as Adjusted EBITDA. Although we believe that Adjusted EBITDA can make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, Adjusted EBITDA should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. Our management compensates for these limitations by reference to our GAAP results and using Adjusted EBITDA supplementally. See our consolidated statements of income and consolidated statements of cash flows in our consolidated financial statements included in this annual report.
For a reconciliation of consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to its most directly comparable GAAP measure, net income attributable to Hyatt Hotels Corporation, see "—Results of Operations."
Revenue per Available Room (RevPAR)
RevPAR is the product of the average daily rate (ADR) and the average daily occupancy percentage. RevPAR does not include non-room revenues, which consist of ancillary revenues generated by a hotel property, such as food and beverage, parking, telephone and other guest service revenues. Our management uses RevPAR to identify trend information with respect to room revenues from comparable properties and to evaluate hotel performance on a regional and segment basis. RevPAR is a commonly used performance measure in the industry.
RevPAR changes that are driven predominantly by changes in occupancy have different implications for overall revenue levels and incremental profitability than do changes that are driven predominantly by changes in average room rates. For example, increases in occupancy at a hotel would lead to increases in room revenues and additional variable operating costs (including housekeeping services, utilities and room amenity costs), and could also result in increased ancillary revenues (including food and beverage). In contrast, changes in average room rates typically have a greater impact on margins and profitability as there is no substantial effect on variable costs.
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
Occupancy
Occupancy represents the total number of rooms sold divided by the total number of rooms available at a hotel or group of hotels. Occupancy measures the utilization of our hotels' available capacity. Management uses occupancy to gauge demand at a specific hotel or group of hotels in a given period. Occupancy levels also help us determine achievable ADR levels as demand for hotel rooms increases or decreases.

Comparable Hotels
"Comparable systemwide hotels" represents all properties we manage or franchise (including owned and leased properties) and that are operated for the entirety of the periods being compared and that have not sustained substantial damage, business interruption or undergone large scale renovations during the periods being compared or for which comparable results are not available. We may use variations of comparable systemwide hotels to specifically refer to comparable systemwide Americas full service or select service hotels for those properties that we manage or franchise within the Americas management and franchising segment, comparable systemwide ASPAC full service hotels for those properties that we manage or franchise within the ASPAC management and franchising segment, or comparable systemwide EAME/SW Asia full service or select service hotels for those properties that we manage within the EAME/SW Asia management segment. "Comparable operated hotels" is defined the same as "comparable systemwide hotels" with the exception that it is limited to only those hotels we manage or operate and excludes hotels we franchise. "Comparable owned and leased hotels" represents all properties we own or lease and that are operated and consolidated for the entirety of the periods being compared and have not sustained substantial damage, business interruption or undergone large scale renovations during the periods being compared or for which comparable results are not available. Comparable systemwide hotels and comparable owned and leased hotels are commonly used as a basis of measurement in the industry. "Non-comparable systemwide hotels" or "Non-comparable owned and leased hotels" represent all hotels that do not meet the respective definition of "comparable" as defined above.
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
Management and franchise fees.    Represents revenues derived from fees earned from hotels and residential properties managed worldwide (usually under long-term management agreements), franchise fees received in connection with the franchising of our brands (usually under long-term franchise agreements), termination fees, the amortization of deferred gains related to sold properties for which we have significant continuing involvement and license fees received in connection with vacation ownership properties. For a detailed discussion of our management and franchise fees, see Part I, Item 1, "Business—Management Agreements—Fees" and Part I, Item 1, "Business—Franchise Agreements—Fees."
Other revenues from managed properties.    Represents revenues related primarily to payroll costs at managed properties where we are the employer and are fully reimbursed by the third-party property owner based on the costs incurred, with no added margin. As a result, these revenues have no effect on our profit, although they do increase our total revenues and the corresponding costs increase our total expenses. We record these revenues in "Other revenues from managed properties" and the corresponding costs in "Other costs from managed properties" in our consolidated statements of income.
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
Factors Affecting Our Revenues
The following factors affect the revenues we derive from our operations. For other factors affecting our revenues, see Part I, Item 1A, "Risk Factors—Risks Related to Our Business."

Consumer demand and global economic conditions.    Consumer demand for our products and services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence, adverse political conditions, currency volatility, impacts of terrorism and declining oil prices can lower the revenues and profitability of our owned hotel operations and the amount of management and franchising fee revenues we are able to generate from our managed and franchised properties. Also, declines in hotel profitability during an economic downturn directly impact the incentive portion of our management fees, since it is based on hotel profit measures. As a result, changes in consumer demand and general business cycles can subject and have subjected our revenues to significant volatility. See Part I, Item 1A, "Risk Factors—Risks Related to the Hospitality Industry."
For the year ended December 31, 2015 compared to the year ended December 31, 2014, RevPAR improvements for our Americas full service and select service hotels and comparable owned and leased hotels were partially offset by RevPAR declines for our ASPAC full service hotels and EAME/SW Asia full service hotels. Excluding the negative effects of currency, RevPAR improved for our ASPAC full service hotels and EAME/SW Asia full service hotels.
In the Americas management and franchising segment, group and transient ADR growth at our full service hotels helped drive revenue growth in 2015 compared to 2014. In addition, discretionary spending at our properties improved in 2015 compared to 2014, especially with respect to food and beverage spend at our restaurants, bars and banquet facilities. Both short-term and long-term bookings increased compared to the prior year and we see positive booking trends in group business going forward. Our owned and leased hotels segment, which is made up primarily of hotels located in the Americas, has benefited and should continue to benefit from these trends.
Excluding the negative impacts of currency, the ASPAC management and franchising segment RevPAR improved during 2015 compared to 2014, driven by increased occupancy in parts of China and improved ADR and occupancy in Japan. These increases were partially offset by decreased RevPAR in South Korea primarily due to the MERS outbreak. Variabilities continue to exist in our ASPAC management and franchising segment that may negatively impact 2016 results, such as market saturation in certain areas of Greater China, including Beijing, weak market conditions in Hong Kong driven by the growing number of mainland tourists traveling to other destinations as well as travel restrictions for Hong Kong. These declines may be partially offset by recovery and growth in Shanghai and Thailand.
Excluding the negative impacts of currency, the EAME/SW Asia management segment RevPAR marginally improved in 2015 compared to 2014. This RevPAR growth was driven by occupancy increases in southwest Asia and western Europe with the exception of France, which had challenges related to lower demand following the terrorist attacks. Excluding the unfavorable net currency impact, most areas in the region increased ADR, primarily driven by our European hotels, with the exception of the Middle East which experienced declines in ADR. Results for the Middle East were negatively impacted by increased supply and reduced government spending in light of declining oil prices. We expect the current trends in the EAME/SW Asia management segment to continue into 2016.

Competition.    The global lodging industry is highly competitive. While lodging demand has grown over the last several years, the industry has begun increasing supply. This has been particularly true in certain key markets, like New York City. This can put significant pressure on ADR levels at our properties as well as those of our competitors. Despite this increased supply, our RevPAR levels have increased each year since 2009. We also face competition from new channels of distribution in the travel industry, including online travel services and peer-to-peer inventory sources, as well as industry consolidation. We believe that our brand strength and ability to manage our operations in an efficient manner will help us to continue competing successfully within the global hospitality industry.
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
Depreciation and amortization expenses.    These are non-cash expenses that primarily consist of depreciation of fixed assets such as buildings, furniture, fixtures and equipment at our consolidated owned and leased hotels. Amortization expense primarily consists of amortization of management and franchise agreement intangibles and lease related intangibles.
Selling, general, and administrative expenses.    Selling, general, and administrative expenses consist primarily of compensation expense, including deferred compensation plans for certain employees that are funded through contributions to rabbi trusts, for our corporate staff and personnel supporting our business segments (including regional offices that support our management and franchising segments), professional fees (including consulting, audit and legal fees), travel and entertainment expenses, sales and marketing expenses, bad debt expenses and office administrative and related expenses.
Other costs from managed properties.    Represents costs related primarily to payroll expenses at managed properties where we are the employer. These costs are reimbursed to us with no added margin. As a result, these costs have no effect on our profit, although they do increase our total expenses and the corresponding reimbursements increase our total revenues. We record these costs in "Other costs from managed properties" and the corresponding revenues in "Other revenues from managed properties" in our consolidated statements of income.
Factors Affecting Our Costs and Expenses
The following are several principal factors that affect the costs and expenses we incur in the course of our operations. For other factors affecting our costs and expenses, see Part I, Item 1A, "Risk Factors—Risks Related to Our Business."
Fixed nature of expenses.    Many of the expenses associated with developing, owning, managing, franchising and licensing hotels and residential and vacation ownership properties are relatively fixed. These expenses include personnel costs, rent, property taxes, insurance and utilities. If we are unable to decrease these costs significantly or rapidly when demand for our hotels and other properties decreases, the resulting decline in our revenues can have a particularly adverse effect on our net cash flow, margins and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth. Economic downturns generally affect the results of our owned and leased hotels segment more significantly than the results of our management and franchising segments due to the high fixed costs associated with operating an owned or leased property. The effectiveness of any cost-cutting efforts is limited by the fixed-cost nature of our business. As a result, we may not always be able to offset reductions in revenue through cost cutting. Employees at some of our owned hotels are parties to collective bargaining agreements that may also limit our ability to make timely staffing or labor changes in response to declining revenues. In addition, efforts to reduce costs, or to defer or cancel capital improvements, could adversely affect the economic value of our properties and brands. We intend to manage our cost structure at levels appropriate for the degree of demand and revenue generated at our hotels.
Changes in depreciation expenses.    Changes in depreciation expenses may be driven by renovations of existing properties, acquisition or development of new properties or the disposition of existing properties through sale or closure. We intend to consider strategic and complementary acquisitions of and investments in businesses, properties or other assets. If we consummate such acquisitions in businesses, properties or other assets, we would likely add depreciable assets, which would result in an increase in depreciation expenses.

Other Items
Asset impairments
We hold significant amounts of goodwill, intangible assets, property and equipment and investments. We evaluate these assets on a quarterly basis for impairment as further discussed in "—Critical Accounting Policies and Estimates." These evaluations have, in the past, resulted in impairment charges for certain of these assets based on the specific facts and circumstances surrounding those assets. We may be required to take additional impairment charges to reflect further declines in our asset and/or investment values.
Acquisitions, investments, divestitures and significant renovations
We periodically acquire, divest, make investments in or undertake large scale renovations of hotel properties. The results of operations derived from these properties do not, therefore, meet the definition of "comparable hotels" as defined in "—Key Business Metrics Evaluated by Management." The results of operations from these properties, however, may have a material effect on our results from period to period and are, therefore, discussed separately in our discussion on results of operations when material.
In 2015, we entered into the following key transactions:

•	sold Hyatt Regency Indianapolis for a net sales price of $69 million and entered into a long-term franchise agreement with the purchaser of the hotel;

•	sold land and construction in progress for $14 million to an unconsolidated hospitality venture in which Hyatt has a 40% ownership interest;

•	sold a Hyatt House hotel for a net sales price of $5 million;

•
sold an entity which held an interest in one of our foreign currency denominated equity method investments, for which we received proceeds of $3 million. In connection with the sale, we released $21 million of accumulated foreign currency translation losses;

•	a joint venture in which we hold an ownership interest and which is classified as an equity method investment sold Hyatt House Miami Airport for which we received proceeds of $10 million; and

•	a joint venture in which we held an ownership interest and which was classified as an equity method investment sold Hyatt House Atlanta/Cobb Galleria for which we received proceeds of $6 million.
In 2014, we entered into the following key transactions:

•	sold 38 select service properties for approximately $581 million and entered into long-term franchise agreements with the purchaser of the hotels;

•
sold the Hyatt Residential Group for approximately $222 million, which includes an interest in a joint venture that owns and is developing a vacation ownership property in Maui, Hawaii, as well as a full service hotel. We entered into a master license agreement and are receiving ongoing license fees under this agreement. The Hyatt Residence Club and the vacation ownership resorts will retain the Hyatt Residence Club brand;

•	sold nine select service properties and one full service property for a combined $311 million. The properties will remain Hyatt-branded hotels under long-term agreements;

•	acquired Park Hyatt New York for a purchase price of approximately $392 million;

•
acquired Hyatt Regency Lost Pines Resort and Spa and adjacent land from a joint venture for approximately $164 million. As part of the acquisition, we recorded debt of approximately $69 million, inclusive of a $3 million debt premium;

•	sold Hyatt Regency Vancouver for approximately $116 million and entered into a long-term management agreement with the purchaser of the hotel;

•	sold Park Hyatt Washington for approximately $97 million and entered into a long-term management agreement with the purchaser of the hotel;

•	sold Park Hyatt Toronto for approximately $88 million and entered into a long-term management agreement with the purchaser of the hotel;

•	sold five select service properties for a total of $51 million and entered into long-term franchise agreements with the purchasers of the hotels;

•	four joint ventures in which we held an ownership interest each sold a hotel to a third party. The hotels will all remain Hyatt-branded hotels under long-term management or franchise agreements; and

•
acquired Hyatt Regency Grand Cypress for $191 million after exercising our purchase option under a capital lease. This purchase reduced our capital lease obligation, which was recorded in current maturities of long-term debt on our consolidated balance sheets as of December 31, 2013.

In 2013, we entered into the following key transactions:

•
acquired The Peabody in Orlando, Florida for a purchase price of approximately $716 million. The hotel was subsequently rebranded as Hyatt Regency Orlando and is our first large convention hotel presence in the Orlando market;

•
acquired the remaining 70% interest in the entity that owned Grand Hyatt San Antonio for a purchase price of $16 million. We previously held a 30% interest in the hotel and accounted for the hotel as an unconsolidated hospitality venture under the equity method. As part of the purchase, we repaid $44 million of mezzanine debt and consolidated $198 million of outstanding bonds that were held at the hospitality venture;

•	acquired The Driskill hotel in Austin, Texas for a purchase price of approximately $85 million;

•
invested $325 million in Playa Hotels & Resorts B.V. ("Playa"), a company that has been formed to own, operate and develop all inclusive resorts, which represented $271 million and $54 million of preferred and common shares, respectively;

•	sold seven full service properties for $497 million. We entered into either long-term management agreements or long-term franchise agreements with the owners of each of these properties; and

•	sold four select service properties for a combined $68 million and entered into long-term management agreements with the purchasers of each of these hotels.
Effect of foreign currency exchange rate fluctuations
A significant portion of our operations are conducted in functional currencies other than our reporting currency which is the U.S. dollar. As a result, we are required to translate those results from the functional currency into U.S. dollars at market based average exchange rates during the period reported. When comparing our results of operations between periods, there may be material portions of the changes in our revenues or expense that are derived from fluctuations in exchange rates experienced between those periods. See Part I, Item 1A, "Risk Factors—Risks Related to the Hospitality Industry—Because we derive a portion of our revenues from operations outside the United States, the risks of doing business internationally could lower our revenues, increase our costs, reduce our profits or disrupt our business."

Results of Operations
Years Ended December 31, 2015, December 31, 2014 and December 31, 2013
Consolidated Results

(In millions, except percentages)	Year Ended December 31,
	2015	2014	2013	Better / (Worse) 2015 vs 2014		Better / (Worse) 2014 vs 2013
REVENUES:
Owned and leased hotels	$2,079	$2,246	$2,142	$(167)	(7.4)%	$104	4.9%
Management and franchise fees	427	387	342	40	10.3%	45	13.2%
Other revenues	36	75	78	(39)	(52.0)%	(3)	(3.8)%
Other revenues from managed properties	1,786	1,707	1,622	79	4.6%	85	5.2%
Total revenues	4,328	4,415	4,184	(87)	(2.0)%	231	5.5%
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	1,562	1,691	1,629	129	7.6%	(62)	(3.8)%
Depreciation and amortization	320	354	345	34	9.6%	(9)	(2.6)%
Other direct costs	29	35	32	6	17.1%	(3)	(9.4)%
Selling, general, and administrative	308	349	323	41	11.7%	(26)	(8.0)%
Other costs from managed properties	1,786	1,707	1,622	(79)	(4.6)%	(85)	(5.2)%
Direct and selling, general, and administrative expenses	4,005	4,136	3,951	131	3.2%	(185)	(4.7)%
Net gains and interest income from marketable securities held to fund operating programs	4	15	34	(11)	(73.3)%	(19)	(55.9)%
Equity earnings (losses) from unconsolidated hospitality ventures	(64)	25	(1)	(89)	(356.0)%	26	2,600.0%
Interest expense	(68)	(71)	(65)	3	4.2%	(6)	(9.2)%
Gains on sales of real estate and other	9	311	125	(302)	(97.1)%	186	148.8%
Asset impairments	(5)	(17)	(22)	12	70.6%	5	22.7%
Other income (loss), net	(5)	(17)	17	12	70.6%	(34)	(200.0)%
INCOME BEFORE INCOME TAXES	194	525	321	(331)	(63.0)%	204	63.6%
PROVISION FOR INCOME TAXES	(70)	(179)	(116)	109	60.9%	(63)	(54.3)%
NET INCOME	124	346	205	(222)	(64.2)%	141	68.8%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(2)	2	2	100.0%	(4)	(200.0)%
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$124	$344	$207	$(220)	(64.0)%	$137	66.2%

Discussion on Consolidated Results
Owned and leased hotels revenues.
2015 compared to 2014

	Year Ended December 31,
(in millions, except percentages)	2015	2014	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$1,938	$1,888	$50	2.6%	$(56)
Non-comparable owned and leased hotels revenues	141	358	(217)	(60.6)%	(10)
Total Owned and Leased Hotels Revenues	$2,079	$2,246	$(167)	(7.4)%	$(66)
The increase in comparable owned and leased hotels revenues for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily driven by full service hotels results in the United States, partially offset by decreases at certain of our international hotels which were primarily driven by unfavorable net currency impact. The decrease in non-comparable owned and leased hotels revenues was driven by dispositions partially offset by openings and acquisitions during 2014 and 2015.
2014 compared to 2013

	Year Ended December 31,
(in millions, except percentages)	2014	2013	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$1,645	$1,591	$54	3.4%	$6
Non-comparable owned and leased hotels revenues	601	551	50	9.1%	(5)
Total Owned and Leased Hotels Revenues	$2,246	$2,142	$104	4.9%	$1
The increase in comparable owned and leased hotels revenues for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily driven by full service hotels results in the United States. The increase in non-comparable owned and leased hotels revenues was driven by acquisitions and openings during 2014 and 2013, and was partially offset by dispositions in 2014.
See "— Segment Results" for further discussion of owned and leased hotels revenues.
Management and franchise fee revenues.

	Year Ended December 31,
(in millions, except percentages)	2015	2014	2013	Better / (Worse) 2015 vs 2014		Better / (Worse) 2014 vs 2013
Base management fees	$187	$180	$163	$7	3.9%	$17	10.4%
Incentive management fees	113	111	100	2	1.8%	11	11.0%
Franchise fees	88	65	48	23	35.4%	17	35.4%
Other fee revenues	39	31	31	8	25.8%	—	—%
Total management and franchise fees	$427	$387	$342	$40	10.3%	$45	13.2%
We experienced a $40 million increase in management and franchise fee revenues for the year ended December 31, 2015 compared to the same period in 2014, which includes net unfavorable currency impact of $15 million. The increases in management fees were primarily driven by improved performance at full service properties in the Americas, partially offset by unfavorable currency impact on fees in Europe and decreased performance at certain properties in the Middle East. The increase in franchise fees was driven by new and converted hotels and improved performance at existing hotels in the Americas. The increase in other fee revenues was primarily driven by a $9 million increase in the amortization of deferred gains from hotels sold subject to long-term management agreements.
We experienced a $45 million increase in management and franchise fee revenues for the year ended December 31, 2014 compared to the same period in 2013, which includes net unfavorable currency impact of $4 million. The increases in management fees were primarily driven by full service properties in North America. The increase in franchise fees was driven by new and converted hotels and increased fees at existing hotels in the Americas. Other fee revenues were flat as a $6 million increase in the amortization of deferred gains from hotels sold subject to long-term management agreements was offset by a $6 million decrease in termination fees recorded in 2014 compared to 2013.
Other revenues.   Other revenues decreased $39 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. Other revenues decreased $48 million due to our sale of our vacation ownership business, partially offset by $9 million of increased revenues related to our co-branded credit card driven by program growth.
Other revenues decreased $3 million during the year ended December 31, 2014 compared to the year ended December 31, 2013 due to our sale of our vacation ownership business during the fourth quarter of 2014.
Other revenues from managed properties.   Other revenues from managed properties includes an $8 million decrease resulting from changes in the value of the underlying assets for our benefit programs funded through rabbi trusts for the year ended December 31, 2015 compared to the year ended December 31, 2014. These gains are offset in other costs from managed properties, thus having no net impact to our earnings. Excluding these gains, other revenues from managed properties increased $87 million, or 5%, in the year ended December 31, 2015 compared to the year ended December 31, 2014. This increase was due to a higher volume of reimbursements paid to us by our managed properties for increased member participation in our Hyatt Gold Passport program, increased payroll and related costs and increased marketing costs, which was driven in part by new hotel openings and owned hotels that were sold subject to long-term management agreements. These increases were partially offset by decreases of $30 million in reimbursements due to the sale of our vacation ownership business.
For the year ended December 31, 2014 compared to the year ended December 31, 2013, other revenues from managed properties includes a $17 million decrease in gains resulting from changes in the value of the underlying assets for our benefit programs funded through rabbi trusts. These gains are offset in other costs from managed properties, thus having no net impact to our earnings. Excluding these gains, other revenues from managed properties increased $102 million, or 6%, in the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase was due to a higher volume of reimbursements paid to us by our managed properties for payroll and marketing costs, which was driven in part by new hotel openings and owned hotels that have been sold subject to long-term management agreements.
Owned and leased hotels expense.    Expenses for owned and leased hotels decreased $129 million in the year ended December 31, 2015 compared to the year ended December 31, 2014. Comparable owned and leased hotels expense increased $24 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily driven by increased property taxes, labor costs, and rent expense at certain properties and higher commissions across the portfolio due to increased group and transient business. Non-comparable owned and leased hotels expense decreased $151 million in the year ended December 31, 2015 compared to the year ended December 31, 2014, driven by the sale of four full service hotels and 52 select service hotels in 2014 and the sale of one full service hotel in 2015. See "— Segment Results" for a discussion of the non-comparable owned and leased hotels 2015 and 2014 activity. Additionally, expenses recognized with respect to our employee benefit programs funded through rabbi trusts decreased $2 million, driven by the performance of the underlying invested assets during the year ended December 31, 2015 compared to the year ended December 31, 2014. Changes in these expenses are offset in net gains and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings.
Expenses for owned and leased hotels increased $62 million in the year ended December 31, 2014 compared to the year ended December 31, 2013. Comparable owned and leased hotels expense increased $31 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, driven by increased payroll expenses, higher commissions across the portfolio due to increased group and transient business and marketing expenses and rent expenses. Non-comparable owned and leased hotels expense increased $39 million in the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in non-comparable owned and leased hotels expense was driven by acquisitions, dispositions, openings and a consolidation during 2014 and 2013. See "— Segment Results" for a discussion of the non-comparable owned and leased hotels 2014 and 2013 activity. Additionally, expenses recognized with respect to our employee benefit programs funded through rabbi trusts decreased $8 million, driven by the performance of the underlying invested assets during the year ended December 31, 2014 compared to the year ended December 31, 2013.
Depreciation and amortization expense.    Depreciation and amortization expense decreased $34 million in the year ended December 31, 2015 compared to the year ended December 31, 2014. The decreases were driven by non-comparable hotels sold during 2015 and 2014, partially offset by recently acquired and newly opened hotels.
Depreciation and amortization expense increased $9 million in the year ended December 31, 2014 compared to the year ended December 31, 2013. Amortization expense increased $5 million during the year ended December 31, 2014 compared to the same period in the prior year, largely driven by intangibles recorded in connection with the Hyatt Regency Orlando acquisition in 2013. Depreciation expense increased $4 million during the year ended December 31, 2014 compared to the same period in the prior year, driven by non-comparable hotels.

Other direct costs.    Other direct costs decreased $6 million in the year ended December 31, 2015 compared to the year ended December 31, 2014. Direct costs decreased $14 million driven by the sale of our vacation ownership business, which was partially offset by an increase of $8 million in direct costs of our co-branded credit card primarily due to program growth during 2015.
Other direct costs increased $3 million in the year ended December 31, 2014 compared to the year ended December 31, 2013. Direct costs of our co-branded credit card increased $6 million, primarily due to program growth during 2014, which was partially offset by a $3 million decrease due to the sale of our vacation ownership business.
Selling, general, and administrative expenses.

	Year Ended December 31,
(in millions, except percentages)	2015	2014	2013	Change 2015 vs 2014		Change 2014 vs 2013
Selling, general, and administrative expenses	$308	$349	$323	$41	11.7%	$(26)	(8.0)%
Less: rabbi trust impact	(2)	(9)	(24)	(7)	(77.8)%	(15)	(62.5)%
Adjusted selling, general, and administrative expenses	306	340	299	34	10.0%	(41)	(13.7)%
Less: vacation ownership business	—	(24)	(30)	(24)	(100.0)%	6	20.0%
Adjusted selling, general, and administrative expenses excluding impact of sale of vacation ownership business	$306	$316	$269	$10	3.2%	$(47)	(17.5)%
Included in selling, general, and administrative expenses is the financial performance of the investment securities held in a rabbi trust to fund certain benefit programs, which are offset in net gains and interest income from marketable securities held to fund operating programs, thus having no net impact to our earnings, and the results of our vacation ownership business prior to the sale.
Selling, general, and administrative expenses, excluding rabbi trust and vacation ownership, decreased $10 million for the year ended December 31, 2015 compared to the same period in 2014, primarily driven by a $20 million decrease in payroll and related costs, partially offset by a $10 million increase in professional fees. The decrease in payroll and related costs was due to a nonrecurring stock-based compensation expense recorded during the year ended December 31, 2014 related to certain individuals. The increase in professional fees was primarily due to certain initiatives completed during the year.
Excluding the rabbi trust impact, selling, general, and administrative costs increased $41 million, or 14%, in the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was largely due to a $29 million increase in payroll and related costs, a $5 million increase in settlement fees, $3 million in owner accommodation costs and a $2 million increase in professional fees. The $29 million increase in payroll and related costs was primarily driven by a nonrecurring $22 million stock-based compensation expense, a portion of which relates to prior periods recorded during the year ended December 31, 2014 related to certain individuals. See Note 16 to our consolidated financial statements included in this annual report for additional information.
Net gains and interest income from marketable securities held to fund operating programs.

	Year Ended December 31,
(in millions, except percentages)	2015	2014	2013	Better / (Worse) 2015 vs 2014		Better / (Worse) 2014 vs 2013
Rabbi trust impact allocated to selling, general, and administrative expenses	$2	$9	$24	$(7)	(77.8)%	$(15)	(62.5)%
Rabbi trust impact allocated to owned and leased hotels expense	1	3	11	(2)	(66.7)%	(8)	(72.7)%
Net gains (losses) and interest income from marketable securities held to fund our Hyatt Gold Passport program allocated to owned and leased hotels revenues	1	3	(1)	(2)	(66.7)%	4	400.0%
Net gains and interest income from marketable securities held to fund operating programs	$4	$15	$34	$(11)	(73.3)%	$(19)	(55.9)%

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
Equity earnings (losses) from unconsolidated hospitality ventures.    Equity losses from unconsolidated hospitality ventures were $64 million for the year ended December 31, 2015 and equity earnings from unconsolidated hospitality ventures were $25 million for the year ended December 31, 2014. The $89 million decrease during the year ended December 31, 2015 compared to the year ended December 31, 2014, was attributable to the following:

•
a $23 million increase in foreign currency losses at one of our joint ventures which holds loans denominated in a currency other than its functional currency, resulting in losses due to currency volatility during the period;

•
the sale of an entity that held an interest in one of our foreign currency denominated unconsolidated hospitality ventures which resulted in a loss of $21 million due to the release of accumulated foreign currency translation losses upon sale;

•
a $21 million decrease related to gains on sales of hotels by hospitality ventures in which we held an interest. During the year ended December 31, 2015 we recognized gains of $13 million compared to the year ended December 31, 2014 in which we recognized gains of $37 million;

•	a $16 million decrease related to timing of recognition of expenses due to debt repayment guarantees entered into during 2015 related to three of our joint ventures; and

•
an $11 million decrease attributable to operating and non-operating losses related to one of our joint ventures which was driven primarily by interest, tax, and other nonrecurring expenses recorded during the period.

Equity earnings from unconsolidated hospitality ventures were $25 million for the year ended December 31, 2014 and equity losses from unconsolidated hospitality ventures were $1 million for the year ended December 31, 2013. The $26 million increase during the year ended December 31, 2014 compared to the year ended December 31, 2013 was driven by $37 million from gains on sales of hotels by joint ventures in which we held an interest and a net $8 million increase in earnings generated by new and existing joint ventures. These increases were partially offset by a $6 million increase in depreciation and interest at a newly opened hotel, a $6 million decrease in gains on sales of residential properties, and a $5 million decrease in distributions which were recorded as income in a prior period.
Interest expense.    Interest expense decreased $3 million in the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease was primarily due to a reduction in interest expense for Hyatt Regency Grand Cypress as we exercised our purchase option during 2014.
Interest expense increased $6 million in the year ended December 31, 2014 compared to the year ended December 31, 2013. The increases were primarily due to interest expense on the bonds acquired in conjunction with our purchase of the remaining interest in Grand Hyatt San Antonio during the fourth quarter of 2013, interest expense related to our floating average rate construction loan for a property we are developing in Brazil and fees related to our revolving credit facility which was amended on January 6, 2014. These increases were partially offset by a reduction in interest expense at Hyatt Regency Grand Cypress as discussed above.
Gains on sales of real estate and other.    Gains on sales of real estate and other were $9 million during the year ended December 31, 2015, $311 million during the year ended December 31, 2014 and $125 million during the year ended December 31, 2013. During the year ended December 31, 2015, we sold Hyatt Regency Indianapolis and a select service property resulting in a $9 million pre-tax gain. During the year ended December 31, 2014, we sold a portfolio of 38 select service properties, a portfolio of nine select service properties and one full service property, and five select service properties resulting in pre-tax gains of $231 million and we sold our vacation ownership business resulting in a gain of $80 million. During 2013, we sold three full service hotels resulting in a pre-tax gain of $125 million. We entered into long-term agreements for each of these properties and determined we do not have substantial continuing involvement and therefore recognized the full gains on sales of real estate and other in our consolidated statements of income in the period of sale. See Note 7 to our consolidated financial statements included in this annual report for additional information regarding the above transactions.

Asset impairments.    We recorded $5 million in asset impairments for the year ended December 31, 2015, $17 million for the year ended December 31, 2014 and $22 million for the year ended December 31, 2013. During the year ended December 31, 2015, we recognized $5 million in asset impairment charges related to property and equipment within our owned and leased hotels segment. The $17 million impairment charge in 2014 included $13 million related to property and equipment, $2 million related to goodwill recorded within our owned and leased hotels segment and $2 million related to intangibles within our Americas management and franchising segment. The $22 million impairment charge in 2013 included an $11 million write-off of management and franchise agreement intangibles in conjunction with an acquisition within our Americas management and franchising segment and an $11 million impairment of property and equipment within our owned and leased hotels segment.
Other income (loss), net.

(in millions, except percentages)	Year Ended December 31,
	2015	2014	2013	Better / (Worse) 2015 vs 2014		Better / (Worse) 2014 vs 2013
Performance guarantee expense, net (1)	$(27)	$(23)	$(5)	$(4)	(17.4)%	$(18)	(360.0)%
Foreign currency losses, net (2)	(14)	(3)	(5)	(11)	(366.7)%	2	40.0%
Recoveries (provisions) on hotel loans, net (3)	6	—	(6)	6	100.0%	6	100.0%
Interest income	8	11	17	(3)	(27.3)%	(6)	(35.3)%
Depreciation recovery (4)	12	2	1	10	500.0%	1	100.0%
Guarantee liability amortization	12	7	5	5	71.4%	2	40.0%
Realignment costs (5)	—	(7)	—	7	100.0%	(7)	(100.0)%
Transaction costs (6)	—	(6)	(10)	6	100.0%	4	40.0%
Cost method investment income (7)	—	1	50	(1)	(100.0)%	(49)	(98.0)%
Gain on sale of artwork	—	—	29	—	—%	(29)	(100.0)%
Charitable contribution to Hyatt Hotels Foundation (8)	—	—	(20)	—	—%	20	100.0%
Debt settlement costs (9)	—	—	(35)	—	—%	35	100.0%
Other	(2)	1	(4)	(3)	(300.0)%	5	125.0%
Other income (loss), net	$(5)	$(17)	$17	$12	70.6%	$(34)	(200.0)%

(1) For the years ended December 31, 2015 and December 31, 2014, we recorded $27 million and $23 million in performance guarantee expense, net, which includes $28 million and $19 million related to the performance guarantee for four managed hotels in France that are subject to a performance guarantee ("the four managed hotels in France"). When we are above a specified operating profit threshold, we recognize incentive fees in our management and franchise revenues. When we are below the operating profit threshold, we record performance guarantee expense. Due to ongoing renovations and declines in the market, we expect the expense in 2016 related to this guarantee could be in excess of $50 million. See Note 14 to our consolidated financial statements included in this annual report for further detail.
(2) Includes foreign currency losses recorded by entities which hold loans denominated in a currency other than their functional currency, resulting in losses due to currency volatility primarily related to the Brazilian Real during the year ended December 31, 2015.
(3) During 2015 we recorded an $8 million net recovery related to the settlement of our secured financing receivables and a $2 million provision related to pre-opening loans based on our assessment of collectability. During 2013 we recorded a $6 million provision related to pre-opening loans. See Note 6 to our consolidated financial statements included in this annual report for further detail.
(4) Amounts represent recovery of depreciation expense charged out to our managed and franchised hotels. A corresponding expense is included in depreciation and amortization expense, therefore there is no impact on our net income.
(5) Amounts represent separation, recruiting and relocation costs incurred associated with the realignment of key management positions.
(6) Transaction costs incurred during the year ended December 31, 2014 primarily relate to the sale of the Hyatt Residential Group and the acquisitions of Hyatt Regency Lost Pines Resort and Spa and adjacent land and Park Hyatt New York. Transaction costs incurred during the year ended December 31, 2013 primarily relate to our investment in

Playa, and the acquisitions of Hyatt Regency Orlando and Grand Hyatt San Antonio. See Note 3 and Note 7 to our consolidated financial statements included in this annual report for further detail.
(7) During 2013 we received a complete pay-off of our preferred interest and residual common investment in the partnership that owns Hyatt Regency New Orleans. We continue to manage the property under the existing management agreement. See Note 3 to our consolidated financial statements included in this annual report for further detail.
(8) During the year ended December 31, 2013, we funded $20 million to Hyatt Hotels Foundation with the intent that the foundation will fund charitable activities over time.
(9) Debt settlement costs in 2013 primarily represent $40 million in premiums partially offset by a $7 million gain related to the unamortized benefit from the settlement of the interest rate swaps on the 2015 Notes and other non-cash charges.
Provision for income taxes.

	Year Ended December 31,
	2015	2014	2013	Better / (Worse) 2015 vs 2014	Better / (Worse) 2014 vs 2013
Income before income taxes	$194	$525	$321	$(331)	$204
Income tax expense	(70)	(179)	(116)	109	(63)
Effective tax rate	36.2%	34.1%	36.2%	(2.1)%	2.1%
Income tax expense decreased $109 million in the year ended December 31, 2015 compared to the year ended December 31, 2014 due to a decrease in pre-tax income in 2015 compared to 2014, driven by gains on sales of real estate recorded in 2014. The increased effective tax rate is primarily driven by a 9 percentage point impact of certain foreign unconsolidated hospitality venture pre-tax losses that are not benefited for tax and one-time tax items recorded year over year, such as changes in tax contingencies and deferred tax adjustments. The aforementioned items are partially offset by a net 10 percentage point decrease in the effective tax rate recorded related to global transfer pricing changes implemented during the year to better align the Company's transfer pricing policy with the Company's global business operating model.
Income tax expense increased $63 million in the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily due to increased pre-tax gains recognized in 2014 compared to 2013 as a result of the gains on sales of real estate recorded in 2014. The decreased effective tax rate in 2014 is driven by a 2 percentage point benefit recorded due to a tax contingency statute expiration in 2014.
See Note 13 to our consolidated financial statements included in this annual report for further detail.

Segment Results
We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA, as described in Note 18 to our consolidated financial statements included in this annual report. See "—Key Business Metrics Evaluated by Management" for a discussion of our definition of Adjusted EBITDA, how we use it, why we present it and material limitations on its usefulness. The segment results presented below are presented before intersegment eliminations.

(in millions, except percentages)	Year Ended December 31,
	2015	2014	2013	Better / (Worse) 2015 vs 2014		Better / (Worse) 2014 vs 2013
Owned and leased hotels	$2,079	$2,246	$2,142	$(167)	(7.4)%	$104	4.9%
Americas management and franchising	1,995	1,877	1,774	118	6.3%	103	5.8%
ASPAC management and franchising	178	162	157	16	9.9%	5	3.2%
EAME/SW Asia management	125	130	117	(5)	(3.8)%	13	11.1%
Corporate and other	40	105	99	(65)	(61.9)%	6	6.1%
Eliminations	(89)	(105)	(105)	16	15.2%	—	—%
Consolidated revenues	$4,328	$4,415	$4,184	$(87)	(2.0)%	$231	5.5%

Owned and Leased Hotels Revenues.
2015 compared to 2014

	Year Ended December 31,
(in millions, except percentages)	2015	2014	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$1,938	$1,888	$50	2.6%	$(56)
Non-comparable owned and leased hotels revenues	141	358	(217)	(60.6)%	(10)
Total Owned and Leased Hotels Revenues	$2,079	$2,246	$(167)	(7.4)%	$(66)
The increase in comparable hotels revenues during the year ended December 31, 2015 compared to the year ended December 31, 2014 was largely driven by increases of $94 million at our comparable hotels in the United States, partially offset by decreases of $44 million at our comparable international hotels. For the year ended December 31, 2015, revenue growth at our United States comparable hotels was a result of improved group and transient ADR and demand as well as food and beverage revenues. The decrease in comparable international hotels was driven by unfavorable net currency impact of $56 million and decreased performance at our owned hotel in South Korea primarily due to the MERS outbreak, partially offset by improvements at our owned hotel in Mexico driven by group business.

	Year Ended December 31,
	RevPAR			Occupancy			ADR
	2015	2014	Better / (Worse)	2015	2014	Change in Occ % pts	2015	2014	Better / (Worse)
Comparable Owned and Leased Hotels	$167	$163	2.4%	76.6%	76.0%	0.6%	$218	$214	1.6%
The decrease in non-comparable owned and leased hotels revenues were driven by the following activity, in order of significance:

•	the sale of Park Hyatt Toronto, Hyatt Regency Vancouver, Park Hyatt Washington and one additional full service hotel and 52 select service hotels in 2014; and
•the sale of Hyatt Regency Indianapolis in 2015.
These decreases in revenues were partially offset by the following activity, in order of significance:

•	the acquisition of Hyatt Regency Lost Pines Resort and Spa from an unconsolidated hospitality venture in 2014; and

•	the acquisition of Park Hyatt New York and the opening of one select service hotel in 2014.
During the year ended December 31, 2015, we removed one full service property and one select service property that were sold in the period from the comparable owned and leased hotels results.
2014 compared to 2013

	Year Ended December 31,
(in millions, except percentages)	2014	2013	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$1,645	$1,591	$54	3.4%	$6
Non-comparable owned and leased hotels revenues	601	551	50	9.1%	(5)
Total Owned and Leased Hotels Revenues	$2,246	$2,142	$104	4.9%	$1
The increase in comparable owned and leased hotels revenues in the year ended December 31, 2014 compared to the year ended December 31, 2013 was largely driven by full service hotels, which benefited from increased ADR, primarily from transient travelers in the United States, compared to the same period in 2013. Our comparable full service owned hotels also benefited from increases in group business and food and beverage revenues in the United States. These increases were partially offset by decreased revenue at our owned hotel in South Korea, which experienced decreased ADR.

	Year Ended December 31,
	RevPAR			Occupancy			ADR
	2014	2013	Better / (Worse)	2014	2013	Change in Occ % pts	2014	2013	Better / (Worse)
Comparable Owned and Leased Hotels	$168	$159	5.4%	76.2%	74.8%	1.4%	$220	$213	3.4%
The increase in non-comparable owned and leased hotels revenues was driven by the following activity, in order of significance:

•	the acquisition of Grand Hyatt San Antonio from an unconsolidated hospitality venture, the acquisitions of Hyatt Regency Orlando and The Driskill in 2013; and

•	the acquisition of Park Hyatt New York; the opening of a select service hotel; and the acquisition of Hyatt Regency Lost Pines Resort and Spa from an unconsolidated hospitality venture in 2014.
The increase in revenues was partially offset by the following activity, in order of significance:

•	the sales of Hyatt Key West, Andaz Napa, Andaz Savannah, Hyatt Regency Denver Tech, Hyatt Regency Santa Clara, Hyatt Fisherman's Wharf, Hyatt Santa Barbara and four select service hotels in 2013;

•	the sales of Park Hyatt Toronto, Hyatt Regency Vancouver, Park Hyatt Washington and one additional full service hotel and 52 select service hotels in 2014; and
•the consolidation of two full service hotels into one hotel in 2014.
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
Owned and leased hotels segment Adjusted EBITDA.

	Year Ended December 31,
(in millions except percentages)	2015	2014	2013	Better / (Worse) 2015 vs 2014		Better / (Worse) 2014 vs 2013
Owned and leased hotels Adjusted EBITDA	$413	$442	$403	$(29)	(6.6)%	$39	9.7%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	80	80	68	—	—%	12	17.6%
Segment Adjusted EBITDA	$493	$522	$471	$(29)	(5.6)%	$51	10.8%
Owned and leased hotels Adjusted EBITDA.    Adjusted EBITDA at our comparable owned and leased hotels increased $22 million in the period ended December 31, 2015 compared to the same period in 2014, which included $10 million net unfavorable currency impact. The increase was largely due to improved group and transient ADR and demand as well as food and beverage revenues at our full service hotels in the United States and Mexico. Partially offsetting the revenue growth were increased property taxes, labor costs and rent expense at certain properties and higher commissions across the portfolio due to increased group and transient business. Adjusted EBITDA at our non-comparable hotels decreased $51 million in the year ended December 31, 2015 compared to the prior year, primarily due to dispositions, partially offset by openings and acquisitions during 2014 and 2015. See "—Owned and Leased Hotels Revenues" for a discussion of the non-comparable owned and leased hotels 2015 and 2014 activity.
Adjusted EBITDA at our comparable owned and leased hotels increased $24 million in the period ended December 31, 2014 compared to the same period in 2013, which included $1 million net favorable currency impact. The increase in Adjusted EBITDA at our comparable owned and leased hotels was largely due to increased ADR at our full service hotels in the United States. These increases in revenues were partially offset by higher payroll expenses, higher commissions across the portfolio due to increased group and transient business and marketing expenses and rent expenses. Adjusted EBITDA at our non-comparable hotels increased $15 million in the year ended December 31, 2014 compared to the prior year, primarily due to acquisitions, dispositions, openings and consolidations during 2014 and 2013. See "Owned and Leased Hotels Revenues" for a discussion of the non-comparable owned and leased hotels 2014 and 2013 activity.
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA.    Adjusted EBITDA at our joint venture hotels was flat in the year ended December 31, 2015, compared to the year ended December 31, 2014, which included a $4 million net unfavorable currency impact.
Adjusted EBITDA at our joint venture hotels increased $12 million in the year ended December 31, 2014, compared to the year ended December 31, 2013, which included $1 million net unfavorable currency impact. The increase during the year ended December 31, 2014 was primarily driven by a new hotel opening in 2013, our investment in Playa in 2013 and improved performance at three hotels. These increases were partially offset by decreases as a result of our acquisition of our joint venture partner's interest in an entity that owned a full service hotel in the fourth quarter of 2013 and three sales of hotels by joint ventures in which we held an equity interest during 2014 and 2013.
Americas management and franchising segment revenues.

	Year Ended December 31,
(in millions, except percentages)	2015	2014	2013	Better / (Worse) 2015 vs 2014		Better / (Worse) 2014 vs 2013
Segment Revenues
Management, Franchise and Other Fees	$354	$327	$292	$27	8.3%	$35	12.0%
Other Revenues from Managed Properties	1,641	1,550	1,482	91	5.9%	68	4.6%
Total Segment Revenues	$1,995	$1,877	$1,774	$118	6.3%	$103	5.8%
Americas management and franchising total revenues increased $118 million in the year ended December 31, 2015 compared to the year ended December 31, 2014, which included $3 million net unfavorable currency impact. The $27 million increase in management, franchise and other fees was driven by a $23 million increase in franchise fees, primarily due to new and converted hotels and improved performance at existing hotels. Incentive fees increased $3 million driven by full service properties in North America due to increased hotel profits. Other fee revenues increased $5 million, primarily due to amortization of deferred gains of $9 million from hotels sold subject to long-term management agreements, partially offset by decreased termination fees of $2 million. Base fees decreased $4 million primarily driven by select service properties in North America due to the sale and conversion of hotels to franchised hotels, partially offset by full service hotel fee growth and increased RevPAR.
The $91 million increase in other revenues from managed properties was due to a higher volume of reimbursements paid to us by our managed properties for increased member participation in our Hyatt Gold Passport program, increased payroll and related costs and increased marketing costs, which was driven in part by new hotel openings, and owned hotels that were sold subject to long-term management agreements. These increases were partially offset by a decrease from the changes in the value of the underlying assets for our benefit programs funded through rabbi trusts for the year ended December 31, 2015 compared to the year ended December 31, 2014.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR			Occupancy			ADR
	2015	2014	Better / (Worse)	2015	2014	Change in Occ % pts	2015	2014	Better / (Worse)
Americas Full Service	$147	$140	5.5%	75.6%	74.7%	0.9%	$195	$187	4.1%
Americas Select Service	100	93	7.7%	77.7%	76.5%	1.2%	128	121	6.0%
Our full service hotels comparable RevPAR improved 5.5% in the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily driven by improved group and transient ADR. We also experienced slight growth in occupancy from group and transient business. RevPAR at our select service hotels in the year ended December 31, 2015 increased by 7.7% compared to the year ended December 31, 2014, driven primarily by transient rate growth.
During the year ended December 31, 2015, two properties that left the chain were removed from the comparable Americas full service systemwide hotels. During the year ended December 31, 2015, one property that left the chain was removed from the comparable Americas select service systemwide hotels.
Americas management and franchising total revenues increased by $103 million in the year ended December 31, 2014 compared to the year ended December 31, 2013, which included $1 million net unfavorable currency impact. The $35 million increase in management, franchise and other fees was driven by a $17 million increase in franchise fees, primarily due to new and converted hotels and increased fees at existing hotels. Base and incentive fees increased $13 million and $6 million, respectively, both driven by full service properties in North America. Other fee revenues decreased $1 million, driven by a $7 million decrease in termination fees, partially offset by a $6 million increase in the amortization of deferred gains from hotels sold subject to long-term management agreements.
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
Americas management and franchising segment Adjusted EBITDA.

	Year Ended December 31,
(in millions, except percentages)	2015	2014	2013	Better / (Worse) 2015 vs 2014		Better / (Worse) 2014 vs 2013
Segment Adjusted EBITDA	$295	$253	$233	$42	16.6%	$20	8.6%
Adjusted EBITDA increased $42 million in the year ended December 31, 2015 compared to the year ended December 31, 2014, which included $3 million net unfavorable currency impact. The increase was primarily due to the aforementioned $27 million increase in management, franchise and other fees. Additionally, selling, general, and administrative expenses decreased $15 million during the same period, primarily due to reduced payroll and related costs driven by a nonrecurring stock-based compensation expense recorded during the year ended December 31, 2014. During the year ended December 31, 2014 we recorded $5 million in settlement fees within selling, general, and administrative expenses.
Adjusted EBITDA increased $20 million in the year ended December 31, 2014 compared to the year ended December 31, 2013, which included $1 million net unfavorable currency impact. The increase was primarily due to the aforementioned $35 million increase in management, franchise and other fees, partially offset by a $15 million increase in selling, general, and administrative expenses. The increases in selling, general, and administrative expenses were primarily driven by a $6 million increase in payroll and related costs, a $5 million increase in settlement fees and a $4 million increase in marketing costs. The increase in payroll and related costs was primarily driven by the aforementioned nonrecurring stock-based compensation expense during the year ended December 31, 2014. See Note 16 to our consolidated financial statements included in this annual report for additional information.

ASPAC management and franchising segment revenues.

	Year Ended December 31,
(in millions, except percentages)	2015	2014	2013	Better / (Worse) 2015 vs 2014		Better / (Worse) 2014 vs 2013
Segment Revenues
Management, Franchise and Other Fees	$91	$88	$83	$3	3.4%	$5	6.0%
Other Revenues from Managed Properties	87	74	74	13	17.6%	—	—%
Total Segment Revenues	$178	$162	$157	$16	9.9%	$5	3.2%
ASPAC management and franchising total revenues increased by $16 million in the year ended December 31, 2015 compared to the year ended December 31, 2014, which included $5 million net unfavorable currency impact. Management, franchise and other fees increased $3 million during the year ended December 31, 2015 primarily driven by increased incentive fees at certain properties in Japan and China, partially offset by declines at certain properties in South Korea, largely due to the MERS outbreak.
The $13 million increase in other revenues from managed properties in the year ended December 31, 2015 compared to the year ended December 31, 2014 was due to a higher volume of reimbursements paid to us by our managed properties for increased member participation in our Hyatt Gold Passport program.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR			Occupancy			ADR
	2015	2014	Better / (Worse)	2015	2014	Change in Occ % pts	2015	2014	Better / (Worse)
ASPAC Full Service	$151	$157	(3.5)%	70.3%	68.2%	2.1%	$215	$230	(6.3)%
RevPAR decreased 3.5% (or increased 3.3%, excluding the unfavorable currency impact) for our comparable systemwide ASPAC full service hotels. Excluding the aforementioned unfavorable net currency impact, the increases in RevPAR for the year ended December 31, 2015 were driven by increased occupancy in parts of China and improved ADR and occupancy in Japan. These increases were partially offset by decreased RevPAR in South Korea, primarily driven by the MERS outbreak.
During the year ended December 31, 2015, we removed three properties from the comparable ASPAC full service systemwide hotels, as a result of one property that left the chain and two properties that were undergoing significant renovation.
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
RevPAR increased 2.0% (or 4.9%, excluding the unfavorable currency impact) for our comparable systemwide ASPAC full service hotels. Excluding the aforementioned unfavorable net currency impact, the increases in RevPAR for the year ended December 31, 2014 were driven by increased occupancy in parts of China and improved ADR and occupancy in Japan.
During the year ended December 31, 2014, we removed one property from the comparable ASPAC full service systemwide hotels due to an expansion at that property.

ASPAC management and franchising segment Adjusted EBITDA.

	Year Ended December 31,
(in millions, except percentages)	2015	2014	2013	Better / (Worse) 2015 vs 2014		Better / (Worse) 2014 vs 2013
Segment Adjusted EBITDA	$52	$44	$50	$8	18.2%	$(6)	(12.0)%
Adjusted EBITDA increased $8 million in the year ended December 31, 2015 compared to the year ended December 31, 2014, which included $4 million net unfavorable currency impact. The increase was driven by a decrease in selling, general, and administrative expenses of $5 million as well as the aforementioned increase in management, franchise and other fees. The decrease in selling, general, and administrative expenses was driven by reduced payroll and related costs, primarily stock-based compensation expense of $2 million and the prior period also included $3 million of owner accommodation costs.
Adjusted EBITDA decreased $6 million in the year ended December 31, 2014 compared to the year ended December 31, 2013, which included $1 million net unfavorable currency impact. The decrease in Adjusted EBITDA for the year ended December 31, 2014 compared to the year ended December 31, 2013 was driven by an $11 million increase in selling, general, and administrative expenses. The increase in selling, general, and administrative expenses was primarily driven by a $5 million increase in payroll and related costs, $3 million of owner accommodation costs, and $2 million in unfavorable bad debt expense due to fewer recoveries in 2014 compared to 2013. The decrease was partially offset by the aforementioned $5 million increase in management, franchise and other fees.
EAME/SW Asia management segment revenues.

	Year Ended December 31,
(in millions, except percentages)	2015	2014	2013	Better / (Worse) 2015 vs 2014		Better / (Worse) 2014 vs 2013
Segment Revenues
Management and Other Fees	$67	$77	$72	$(10)	(13.0)%	$5	6.9%
Other Revenues from Managed Properties	58	53	45	5	9.4%	8	17.8%
Total Segment Revenues	$125	$130	$117	$(5)	(3.8)%	$13	11.1%
EAME/SW Asia management total revenues decreased $5 million in the year ended December 31, 2015 compared to the year ended December 31, 2014, which included $8 million net unfavorable currency impact. The $10 million decrease in management and other fees was primarily due to an $8 million decrease in incentive fees and a $3 million decrease in base fees, primarily driven by properties in Europe due to impacts from the stronger U.S. dollar and decreased performance at certain properties in the Middle East, partially offset by increased base fees at newly opened hotels.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR			Occupancy			ADR
	2015	2014	Better / (Worse)	2015	2014	Change in Occ % pts	2015	2014	Better / (Worse)
EAME/SW Asia Full Service	$136	$152	(10.3)%	65.6%	65.4%	0.2%	$207	$231	(10.6)%
Comparable systemwide EAME/SW Asia full service RevPAR decreased 10.3% (or increased 0.8% excluding the unfavorable currency impact). Excluding the net unfavorable currency impact, the increased RevPAR was primarily driven by increased ADR across most areas of the region, partially offset by decreased ADR in the Middle East. In 2016, we anticipate RevPAR declines at our hotels in France due to renovation activity at some of our hotels in Paris and continued impact from the recent terrorist attacks.
During the year ended December 31, 2015, we removed one property that experienced a partial closure from the comparable EAME/SW Asia full service systemwide hotel results.
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
Comparable systemwide EAME/SW Asia full service RevPAR increased 2.1% (or 5.0% excluding the unfavorable currency impact). The increases in RevPAR were driven by increased occupancy, primarily from transient growth. Excluding the net unfavorable currency impact, most areas within the region increased RevPAR, primarily driven by the Middle East and Western Europe. These increases were partially offset by decreases in Eastern Europe due to the impact of political instability in the region.
During the year ended December 31, 2014, we removed five properties from the comparable EAME/SW Asia full service systemwide hotels as a result of two properties that left the chain, one property that experienced a temporary closure and two hotels that are adjacent to one another and consolidated their operations into one hotel. The newly consolidated hotel does not have comparable results for the periods presented.
EAME/SW Asia management segment Adjusted EBITDA.

	Year Ended December 31,
(in millions, except percentages)	2015	2014	2013	Better / (Worse) 2015 vs 2014		Better / (Worse) 2014 vs 2013
Segment Adjusted EBITDA	$32	$40	$40	$(8)	(20.0)%	$—	—%
Adjusted EBITDA decreased $8 million in the year ended December 31, 2015 compared to the year ended December 31, 2014, which included $5 million net unfavorable currency impact. The decrease was driven by the aforementioned $10 million decrease in management and other fees partially offset by a $2 million decrease in selling, general, and administrative expenses, due to lower payroll and related costs during the year ended December 31, 2015 compared to the year ended December 31, 2014.
Adjusted EBITDA was flat in the year ended December 31, 2014 compared to the year ended December 31, 2013, which included $2 million net unfavorable currency impact. The aforementioned $5 million increase in management and other fees was offset by a $5 million increase in selling, general, and administrative expenses, primarily due to higher payroll and related costs and unfavorable bad debt expense during the year ended December 31, 2014 compared to the year ended December 31, 2013.
Corporate and other.    Corporate and other includes unallocated corporate expenses, the results of our vacation ownership business prior to the sale in 2014, license fees related to Hyatt Residence Club, and the results of our co-branded credit card. Revenues decreased $65 million in the year ended December 31, 2015 compared to the year ended December 31, 2014. As a result of the sale of our vacation ownership business, other revenues decreased $48 million and other revenues from managed properties decreased $30 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. These decreases were partially offset by an increase of $9 million during the year ended December 31, 2015 compared to the year ended December 31, 2014 due to growth of our co-branded credit card program. We recorded $4 million in license fees related to Hyatt Residence Club during the year ended December 31, 2015.
Revenues increased $6 million in the year ended December 31, 2014 compared to the year ended December 31, 2013, which was primarily driven by a $9 million increase in other revenues from managed properties and $7 million in growth of our co-branded credit card program, partially offset by a $10 million decrease in vacation ownership revenues due to the sale of the business.

(in millions, except percentages)	Year Ended December 31,
	2015	2014	2013	Better / (Worse) 2015 vs 2014		Better / (Worse) 2014 vs 2013
Corporate and other Revenues	$40	$105	$99	$(65)	(61.9)%	$6	6.1%
Corporate and other Adjusted EBITDA	$(145)	$(131)	$(114)	$(14)	(10.7)%	$(17)	(14.9)%
Adjusted EBITDA decreased $14 million in the year ended December 31, 2015 compared to the year ended December 31, 2014. This decrease was driven by the aforementioned $65 million decrease in revenues which was partially offset by a decrease in other costs from managed properties, selling, general, and administrative costs and other direct costs. These expenses decreased $68 million in the year ended December 31, 2015 compared to the year ended December 31, 2014 due to the sale of our vacation ownership business. Excluding the impact of the sale of our vacation ownership business, selling, general, and administrative costs increased $9 million in the year ended December 31, 2015 compared to the year ended December 31, 2014 due to a $12 million increase related to professional fees and technology costs, primarily due to certain initiatives completed during the year. These increases were partially offset by decreased payroll and related costs of $8 million, primarily driven by stock-based compensation expense, as we recorded a nonrecurring expense during the year ended December 31, 2014. Direct costs increased $8 million in the year ended December 31, 2015 compared to the year ended December 31, 2014 from our co-branded credit card program driven by program growth.
Adjusted EBITDA decreased $17 million in the year ended December 31, 2014 compared to the year ended December 31, 2013, as the previously mentioned revenue increases were offset by a $10 million increase in selling, general, and administrative fees, a $9 million increase in other costs from managed properties and a $6 million increase in costs from our co-branded credit card program. The increases in selling, general, and administrative costs were largely driven by a $14 million increase in payroll and related costs, partially offset by a $2 million decrease from marketing fees. The increase in payroll and related costs was primarily driven by the aforementioned nonrecurring impact to stock-based compensation expense during the year ended December 31, 2014. See Note 16 to our consolidated financial statements included in this annual report for additional information. The decrease in Adjusted EBITDA was partially offset by a $3 million decrease in operating expenses related to our vacation ownership business due to the sale.
Eliminations.    Eliminations of $89 million, $105 million, and $105 million for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively, primarily represent fees charged by our management and franchising segments to our owned and leased hotels for managing their operations.
Non-GAAP Measure Reconciliation
The following table sets forth Adjusted EBITDA by segment for the years ended December 31, 2015, December 31, 2014, and December 31, 2013. For a discussion of our definition of Adjusted EBITDA, how we use it, why we present it and material limitations on its usefulness, see "—Key Business Metrics Evaluated by Management."

(in millions, except percentages)	Year Ended December 31,
	2015	2014	2013	Better / (Worse) 2015 vs 2014		Better / (Worse) 2014 vs 2013
Owned and leased hotels	$493	$522	$471	$(29)	(5.6)%	$51	10.8%
Americas management and franchising	295	253	233	42	16.6%	20	8.6%
ASPAC management and franchising	52	44	50	8	18.2%	(6)	(12.0)%
EAME/SW Asia management	32	40	40	(8)	(20.0)%	—	—%
Corporate and other	(145)	(131)	(114)	(14)	(10.7)%	(17)	(14.9)%
Consolidated Adjusted EBITDA	$727	$728	$680	$(1)	(0.1)%	$48	7.1%

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation in the years ended December 31, 2015, December 31, 2014, and December 31, 2013:

(in millions)	Year Ended December 31,
	2015	2014	2013	Better / (Worse) 2015 vs 2014		Better / (Worse) 2014 vs 2013
Adjusted EBITDA	$727	$728	$680	$(1)	(0.1)%	$48	7.1%
Equity earnings (losses) from unconsolidated hospitality ventures	(64)	25	(1)	(89)	(356.0)%	26	2,600.0%
Gains on sales of real estate and other	9	311	125	(302)	(97.1)%	186	148.8%
Asset impairments	(5)	(17)	(22)	12	70.6%	5	22.7%
Other income (loss), net	(5)	(17)	17	12	70.6%	(34)	(200.0)%
Net (income) loss attributable to noncontrolling interests	—	(2)	2	2	100.0%	(4)	(200.0)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(80)	(80)	(68)	—	—%	(12)	(17.6)%
EBITDA	582	948	733	(366)	(38.6)%	215	29.3%
Depreciation and amortization	(320)	(354)	(345)	34	9.6%	(9)	(2.6)%
Interest expense	(68)	(71)	(65)	3	4.2%	(6)	(9.2)%
Provision for income taxes	(70)	(179)	(116)	109	60.9%	(63)	(54.3)%
Net income attributable to Hyatt Hotels Corporation	$124	$344	$207	$(220)	(64.0)%	$137	66.2%

Inflation
We do not believe that inflation had a material effect on our business in 2015, 2014 or 2013.
Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments and cash generated from our operations. As part of our business strategy we also recycle capital by using net proceeds from dispositions to support our acquisitions and new investment opportunities. When appropriate, we borrow cash under our revolving credit facility or from other third-party sources, and may also raise funds by issuing debt or equity securities as necessary. We maintain a cash investment policy that emphasizes preservation of capital. We had cash and cash equivalents and short-term investments of $503 million and $815 million at December 31, 2015 and December 31, 2014, respectively. We believe that our cash position, short-term investments and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives for the foreseeable future.
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
Recent Transactions Affecting Our Liquidity and Capital Resources
During the years ended December 31, 2015, December 31, 2014, and December 31, 2013 several transactions impacted our liquidity. See "—Sources and Uses of Cash."
Sources and Uses of Cash
At December 31, 2015, we had cash and cash equivalents of $457 million compared to $685 million at December 31, 2014, and $454 million at December 31, 2013. Additionally, at December 31, 2015, we had short-term investments in certificates of deposit and other marketable securities of $46 million compared to $130 million at December 31, 2014, and $30 million at December 31, 2013.

	Year Ended December 31,
(in millions)	2015	2014	2013
Cash provided by (used in):
Operating activities	$538	$473	$456
Investing activities	(47)	373	(147)
Financing activities	(715)	(607)	(264)
Effects of changes in exchange rate on cash and cash equivalents	(4)	(8)	(4)
Net (decrease) increase in cash and cash equivalents	$(228)	$231	$41
As of December 31, 2015, we have certain foreign subsidiaries with undistributed net earnings of $422 million that is indefinitely reinvested in jurisdictions outside the United States. Consistent with our capital redeployment strategy, we have expected foreign capital investment needs in excess of foreign cash available for redeployment as of December 31, 2015. Additionally, we did not repatriate any significant amounts of foreign earnings during the year ended December 31, 2015. These earnings, to the extent of available cash, could become subject to additional taxes if remitted as dividends, loaned to a U.S. affiliate, or if we sold our interest in the affiliates; the resulting U.S. income tax liabilities could be offset, in whole or in part, by credits allowable for taxes paid to foreign jurisdictions. See Note 13 to our consolidated financial statements included in this annual report for further detail.
Cash Flows from Operating Activities
Cash flows provided by operating activities totaled $538 million in the year ended December 31, 2015 compared to $473 million in the year ended December 31, 2014. The increase was driven by restricted cash released from our captive insurance company of $82 million and the timing of prepaid income tax payments of $37 million, which was partially offset by the timing of certain accruals.
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
Cash Flows from Investing Activities
2015 Activity:

•	purchased a net total of $121 million of marketable securities and short-term investments related to Hyatt Gold Passport and our insurance captive.

•	sold Hyatt Regency Indianapolis for approximately $69 million.

•	sold land and construction in progress for approximately $14 million.

•	sold a Hyatt House hotel for approximately $5 million.

•
two joint ventures in which we hold or held ownership interests and that are classified as equity method investments sold Hyatt House Miami Airport and Hyatt House Atlanta/Cobb Galleria to third parties for which we received proceeds of $10 million and $6 million, respectively.

•	released $19 million from restricted cash related to the development of a hotel in Brazil.

•	received net proceeds of $100 million from the maturity of time deposits.

•	released $143 million from escrow to cash and cash equivalents related to release of proceeds from like-kind exchanges.

•	invested a total of $37 million in investments which includes $35 million in unconsolidated hospitality ventures.

•	received proceeds of $28 million from financing receivables.

•	capital expenditures were $269 million (see "—Capital Expenditures" below).
2014 Activity:

•	purchased a net total of $101 million of marketable securities and short-term investments.

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

•
sold Park Hyatt Washington for approximately $97 million, of which $97 million was classified as restricted cash in anticipation of a like-kind exchange agreement which was subsequently released upon the completion of the like-kind exchange.

•
sold Park Hyatt Toronto for approximately $88 million and Hyatt Regency Vancouver for $116 million, of which combined $87 million was classified as restricted cash pending clearance from the Canada Revenue Agency pursuant to Withholding Tax Escrow Agreements.

•	sold five Hyatt Place properties for $51 million, which was classified as restricted cash on our consolidated balance sheets as of December 31, 2014, in anticipation of a like-kind exchange agreement.

•
four joint ventures in which we held ownership interests and that are classified as equity method investments sold the following hotels to third parties: Hyatt Place Austin Downtown, Hyatt Regency DFW International Airport and another building, Hyatt Place Houston/Sugar Land, and Hyatt Place Coconut Point, for which we received cash of $64 million, of which $30 million related to investing activities.

•	acquired Park Hyatt New York, for $392 million, which included cash of $1 million, resulting in a net cash outflow of $391 million.

•
acquired Hyatt Regency Lost Pines Resort and Spa and adjacent land from an unconsolidated hospitality venture in which we hold an 8.2% interest. We purchased the hotel and adjacent land for a purchase price of approximately $164 million, which included cash and cash equivalents of $7 million, resulting in a net cash outflow of $157 million. Additionally, as part of the acquisition, we assumed debt of $69 million, including a $3 million debt premium.

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

•
sold seven full service properties for $497 million, net of closing costs, of which $437 million was classified as restricted cash in anticipation of consummation of a like-kind exchange agreement, of which $363 million was subsequently released.

•	received proceeds of $277 million related to a mortgage loan receivable.

•
sold four Hyatt Place properties for cash proceeds of $68 million, net of closing costs, of which $23 million was classified as restricted cash in anticipation of consummation of a like-kind exchange agreement which was subsequently released.

•	received $63 million as a return of our preferred equity investment in the entity that owns Hyatt Regency New Orleans.

•	released $44 million from restricted cash in conjunction with the sale of three Hyatt Place properties in 2012, as a like-kind exchange was not consummated within the allowable time frame.

•	invested a total of $428 million in unconsolidated hospitality ventures, which included $325 million for an investment in Playa and $68 million for an investment in Wailea Hotel and Beach Resort, LLC.

•	acquired The Peabody in Orlando, Florida for $716 million, which includes $2 million of cash received, and The Driskill in Austin, Texas for $85 million.

•
acquired the remaining 70% interest in the entity that owned Grand Hyatt San Antonio for $16 million, which includes $1 million of cash acquired, and repaid $44 million of mezzanine debt and consolidated $198 million of outstanding bonds that were held at the hospitality venture.

•	capital expenditures were $232 million (see "Capital Expenditures" below).
Cash Flows from Financing Activities
During the year ended December 31, 2015, we repurchased 13,199,811 shares of common stock under our share repurchase program for an aggregate purchase price of $715 million. We had $129 million remaining under the current share repurchase authorization as of December 31, 2015. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. See Note 15 to our consolidated financial statements included in this annual report for details of our 2015, 2014 and 2013 share repurchase plans. On February 11, 2016, the Company's board of directors authorized the repurchase of up to an additional $250 million of the Company's common stock. See Note 21 for further details regarding the 2016 share repurchase plan.
During 2014, the Company repurchased 7,693,326 shares of common stock under our share repurchase program for an aggregate purchase price of $445 million, of which $443 million was settled in cash during the year.
During 2014, the Company exercised our purchase option to acquire Hyatt Regency Grand Cypress for $191 million.
During 2014, we drew and subsequently repaid $205 million on our revolving credit facility. During 2015 and 2013, we did not draw on our revolving credit facility.
During the year ended December 31, 2013, the Company repurchased $275 million of common stock under our share repurchase program.
During 2013, we redeemed all of our outstanding 2015 Notes for an aggregate redemption price of $278 million. In addition, we completed a tender offer on our 2019 Notes, of which $66 million in aggregate was paid. In conjunction with the aforementioned debt redemption and tender offer, we issued and sold $350 million of 2023 Notes and received proceeds of $345 million. In conjunction with the purchase of our remaining interest in the entity that owned Grand Hyatt San Antonio, we paid off $44 million of mezzanine debt that was held at the hospitality venture. In addition, the Company repurchased 6,604,768 shares of common stock for an aggregate purchase price of $275 million.
During the years ended December 31, 2015, December 31, 2014 and December 31, 2013, we drew $12 million, $44 million and $30 million, respectively, excluding the effects of currency, on a construction loan for the development of a hotel in Brazil.
The following is a summary of our debt to capital ratios as of December 31, 2015 and December 31, 2014:

(in millions, except percentages)	December 31, 2015	December 31, 2014
Consolidated debt (1)	$1,375	$1,390
Stockholders’ equity	3,991	4,627
Total capital	5,366	6,017
Total debt to total capital	25.6%	23.1%
Consolidated debt (1)	1,375	1,390
Less: Cash and cash equivalents and short-term investments	503	815
Net consolidated debt (cash and short-term investments)	872	575
Net debt to total capital	16.3%	9.6%

(1)
Excludes approximately $692 million and $638 million of our share of unconsolidated hospitality venture indebtedness as of December 31, 2015 and December 31, 2014, respectively, substantially all of which is non-recourse to us.

Cash Flows from Discontinued Operations
In 2015, 2014 and 2013 there were no cash flows provided by discontinued operations.
Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance, enhancements to existing properties and investment in new properties. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations.
The following is a summary of our capital expenditures during the years ended December 31, 2015, December 31, 2014 and December 31, 2013:

	Year Ended December 31,
(in millions)	2015	2014	2013
Maintenance	$110	$102	$90
Enhancements to existing properties	59	72	81
Investment in new properties	100	79	61
Total capital expenditures	$269	$253	$232
The increase in maintenance expenditures in 2015 compared to 2014 is driven by increased spending at domestic and international full service properties partially offset by decreased spending related to owned select service hotels driven by dispositions during 2014. Expenditures related to investments in new properties in 2015 were primarily driven by construction spending on our development of a hotel in Brazil. Expenditures related to investments in new properties in 2014 were primarily driven by construction spending on our development of a hotel in Brazil and spending related to owned select service hotels which were subsequently sold during 2014. The decrease in enhancements to existing properties from 2014 to 2015 was primarily driven by decreased renovation spending at owned international full service hotels and decreased spending at owned select service hotels driven by dispositions during 2014, partially offset by increased spending at certain full service properties in the United States.
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

Capital expenditures are expected to be approximately $275 million in 2016, including approximately $90 million for investment in new properties.
Senior Notes
The following table sets forth the principal, maturity and interest rate of our senior unsecured notes described below (collectively, the "Senior Notes"). Interest on the Senior Notes is payable semi-annually.

Description	Principal Amount (in millions)
3.875% Senior Notes due 2016	$250
6.875% Senior Notes due 2019	196
5.375% Senior Notes due 2021	250
3.375% Senior Notes due 2023	350
Total	$1,046
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
We are in compliance with all applicable covenants under the indenture governing our Senior Notes as of December 31, 2015.
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
There was no outstanding balance on this revolving credit facility at December 31, 2015 or December 31, 2014, respectively. We do, however, have $0 and $9 million in outstanding undrawn letters of credit that we issued under our revolving credit facility (and reduced the availability thereunder) as of December 31, 2015 and December 31, 2014, respectively. As of December 31, 2015, we had available borrowing capacity of $1.5 billion under our revolving credit facility, net of outstanding undrawn letters of credit.
All of our borrowings under our revolving credit facility are guaranteed by substantially all of our material domestic subsidiaries, as defined in the revolving credit facility. All guarantees are guarantees of payment and performance and not of collection. Hotel Investors I, Inc. is an additional borrower under our revolving credit facility.
Interest rates on outstanding borrowings are either LIBOR-based or based on an alternate base rate, with margins in each case based on our credit rating or, in certain circumstances, our credit rating and leverage ratio. As of December 31, 2015, the interest rate for a one month LIBOR borrowing under our revolving credit facility would have been 1.680%, or LIBOR of 0.430% plus 1.250%.
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
The revolving credit facility contains certain covenants, including financial covenants that limit our maximum leverage (consisting of the ratio of Adjusted Total Debt to Consolidated EBITDA, each as defined in the revolving credit facility) to not more than 4.5 to 1, and limit our Secured Funded Debt Ratio (consisting of the ratio of Secured Funded Debt to Property and Equipment, each as defined in the revolving credit facility), to not more than 0.30 to 1. Our outstanding Senior Notes do not contain a corresponding financial covenant or a requirement that we maintain certain financial ratios. We currently satisfy all the covenants in our revolving credit facility and Senior Notes, and do not expect that the covenants will restrict our ability to meet our anticipated borrowing and guarantee levels, or increase those levels should we decide to do so in the future.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had a total of $228 million and $65 million in letters of credit outstanding at December 31, 2015 and December 31, 2014, respectively. Included in those totals are $0 and $9 million in letters of credit issued under the revolving credit facility as of December 31, 2015 and December 31, 2014, respectively. Also included in those totals are letters of credit issued directly with financial institutions of $228 million and $56 million at December 31, 2015 and December 31, 2014, respectively. The letters of credit issued directly with financial institutions had weighted average fees of 99 basis points at December 31, 2015. The range of maturity on these letters of credit was up to five years as of December 31, 2015.
Other Indebtedness and Future Debt Maturities
Excluding the $1,044 million of Senior Notes, all other third-party indebtedness as of December 31, 2015 totaled $331 million.
As of December 31, 2015, $328 million of our outstanding debt will mature in the following twelve months. We believe that we will have adequate liquidity, including our capacity to borrow under our revolving credit facility, and/or the ability to execute on refinancing or new issuances of debt to meet requirements for scheduled maturities.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2015:

(dollars in millions)		Payments Due by Period
	Total	2016	2017	2018	2019	2020	Thereafter
Debt (1)	$1,776	$393	$66	$65	$260	$50	$942
Capital lease obligations (1)	21	3	2	2	2	2	10
Operating lease obligations	653	41	39	33	38	28	474
Purchase obligations	59	57	2	—	—	—	—
Other long-term liabilities (2)	357	2	2	2	1	1	349
Total contractual obligations	$2,866	$496	$111	$102	$301	$81	$1,775

(1)	Includes principal as well as interest payments. Assumes constant foreign exchange rates as of December 31, 2015 for floating rate debt and international debt.

(2)	Primarily consists of deferred compensation plan liabilities. Excludes $127 million in long-term tax positions due to the uncertainty related to the timing of the reversal of those positions.
Guarantee Commitments
The following table summarizes our guarantee commitments as of December 31, 2015:

(dollars in millions)		Amount of Guarantee Commitments Expiration by Period
	Total Amounts Committed	2016	2017	2018	2019	2020	Thereafter
Performance guarantees (1)	$400	$—	$—	$—	$—	$385	$15
Debt repayment guarantees (2)	391	63	35	25	23	245	—
Total guarantee commitments	$791	$63	$35	$25	$23	$630	$15

(1)	Consists of contractual agreements with third-party owners which require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels.

(2)
Consists of various debt repayment guarantees with respect to certain hotels that we manage or franchise, primarily in which we also hold an equity investment. Certain of these underlying debt agreements have extension periods which are not reflected in the table above. With respect to certain of these debt repayment guarantees the Company has agreements with third parties which reduce our maximum guarantee which are not reflected in the table above.

See Note 14 to our consolidated financial statements included in this annual report.
Investment Commitments
The following table summarizes our investment commitments as of December 31, 2015:

(dollars in millions)		Amount of Investment Commitments Expected Funding by Period
	Total Amounts Committed	2016	2017	2018	2019	2020	Thereafter
Investment commitments	$149	$85	$39	$5	$6	$1	$13

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at December 31, 2015 included purchase obligations of $59 million, letters of credit of $228 million and surety bonds of $23 million. These amounts are discussed in "—Sources and Uses of Cash—Revolving Credit Facility and —Letters of Credit", "—Contractual Obligations" and Note 14 to our consolidated financial statements included in this annual report.

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
Guarantees
We enter into performance guarantees related to certain hotels that we manage. We also enter into debt repayment guarantees with respect to certain hotels that we manage or franchise, primarily when we also hold an equity investment. Upon the inception date of the guarantee, we record a stand ready to perform liability that is measured at fair value.  In order to estimate fair value we use a monte carlo simulation to model the probability of possible outcomes. The valuation methodology requires that we make certain assumptions and judgments regarding: discount rates, volatility, hotel operating results, and hotel property sales prices. The fair value is established at inception and is not re-valued due to future changes in assumptions. See Note 2 of our consolidated financial statements included in this annual report for further information regarding our accounting treatment for guarantees.
Goodwill
We evaluate goodwill for impairment on an annual basis, and do so during the fourth quarter of each year using balances as of October 1 and at an interim date if indications of impairment exist. The Company has six reporting units on which we have a goodwill balance as of December 31, 2015. See Note 2 of our consolidated financial statements included in this annual report for further information regarding our estimates used in determining the fair value of reporting units with goodwill balances.
Goodwill is also reviewed for impairment upon the occurrence of a triggering event. Determining whether or not a triggering event has occurred requires us to apply judgment. The final determination of the occurrence of a triggering event is based on our knowledge of the hospitality industry, historical experience, location of the property, market conditions and specific information as applicable available at the time of the assessment. We realize, however, that the results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis.
Changes in economic and operating conditions impacting the assumptions and estimates used in the goodwill impairment evaluation could result in an impairment charge, which could be material to our earnings. Historically, changes in estimates used in the goodwill impairment evaluations have not resulted in impairment charges in subsequent periods as a result of changes in those estimates. A change in our assumptions and estimates that could reduce the fair value of each reporting unit by 10% would not result in an impairment of any of our reporting units.
Property and Equipment and Definite-Lived Intangibles
We evaluate the carrying value of our property and equipment and definite-lived intangibles for impairment by performing a recoverability analysis comparing the expected undiscounted future cash flows of the assets to the net book value of the assets when certain triggering events occur. If the expected undiscounted future cash flows are less than the net book value of the assets, a fair value analysis is prepared and the excess of the net book value over the estimated fair value is charged to earnings. When determining fair value, we use internally developed discounted future cash flow models, third-party appraisals and, if appropriate, current estimated net sales proceeds from pending offers. Under the discounted cash flow approach we utilize various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs, terminal value growth rate and appropriate discount rates.

As part of the process detailed above we use judgment to:

•
determine whether or not a triggering event has occurred. The final determination of the occurrence of a triggering event is based on our knowledge of the hospitality industry, historical experience, location of the property, market conditions and property-specific information as applicable available at the time of the assessment. We realize, however, that the results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis;

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

Changes in economic and operating conditions impacting these judgments could result in impairments to our long-lived assets in future periods, which could be material to our earnings. See Note 2 of our consolidated financial statements included in this annual report for further information regarding our assessment process and our estimates used in determining the expected undiscounted future cash flows and fair value. Historically, changes in estimates used in the property and equipment and definite-lived intangibles impairment assessment process have not resulted in impairment charges in subsequent periods as a result of changes made to those estimates.
Available for Sale Debt Securities
See Note 4 of our consolidated financial statements included in this annual report for our assessment process and further information regarding our estimates used in determining the fair value of available for sale debt securities.
Unconsolidated Hospitality Ventures
See Note 2 of our consolidated financial statements included in this annual report for our assessment process and further information regarding our estimates and judgments used to identify a loss in the value of an unconsolidated hospitality venture that is determined to be an other than temporary decline.
As part of the process, we use judgment to determine:

•
whether or not there is an indication that a loss in value has occurred. The final determination of whether a loss in value has occurred is based on our knowledge of the hospitality industry, historical experience, location of the underlying venture property, market conditions and venture-specific information available at the time of the assessment;

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

Changes in economic and operating conditions impacting these estimates and judgments could result in impairments to our unconsolidated hospitality ventures in future periods. Historically, changes in estimates used in the unconsolidated hospitality ventures impairment assessment process have not resulted in impairment charges in subsequent periods as a result of changes made to those estimates.

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
We evaluate tax positions taken or expected to be taken in a tax return to determine whether they are "more likely than not" of being sustained assuming that its tax reporting positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in the financial statements. If the position drops below the "more likely than not" standard, the benefit can no longer be recognized. Assumptions, judgment and the use of estimates are required in determining if the "more likely than not" standard has been met when developing the provision for income taxes. A change in the assessment of the "more likely than not" standard could materially impact our consolidated financial statements. See Note 2 and Note 13 of our consolidated financial statements included in this annual report for additional information regarding income taxes.
Hyatt Gold Passport Redemption Obligation
The Hyatt Gold Passport program ("the Program") is our frequent guest loyalty program. The Program allows members to earn points for qualified spending at the Hyatt portfolio of properties. Points earned by members can be redeemed for goods and services at the Hyatt portfolio of properties, and to a lesser degree, through other redemption opportunities with third parties, such as the conversion to airline miles. See Note 2 of our consolidated financial statements included in this annual report for further information regarding our estimates used to actuarially determine the future redemption obligation. Changes in the estimates used in the determination of the future redemption obligation, including the estimate of the "breakage" for points that will never be redeemed, could result in a material change to our future redemption obligation.
As of December 31, 2015, the redemption liability related to the Program was $459 million. Changes in our breakage assumption could result in a material impact to our consolidated financial statements. As of December 31, 2015, a 10% decrease in the breakage assumption would have resulted in an increase in the redemption liability of approximately $47 million.
Stock-Based Compensation
As part of our LTIP, we award Stock Appreciation Rights ("SARs"), Restricted Stock Units ("RSUs") and Performance Vesting Restricted Stock ("PSSs"). See Note 16 of our consolidated financial statements included in this annual report for additional information regarding our stock-based compensation program.
The process of estimating the fair value of stock-based compensation awards and recognizing the associated expense over the requisite service period involves management estimates and assumptions. We determine the fair value of our stock-settled SARs using the Black-Scholes-Merton (BSM) option-pricing model. Under the BSM option-pricing model, management is required to make certain assumptions, including assumptions relating to the following:
Expected volatility.    We use a blend of our trading history and average historical volatility of our peer group over a time period consistent with our expected term assumption in our volatility assumption. Our peer group was determined based upon companies in our industry with similar business models and is consistent with those used to benchmark our executive compensation. As we continue to gain more trading history of our common stock, we will continue to phase out our peer group's historical volatility.
Expected term.    The expected term assumption is estimated using the midpoint between the vesting period and the contractual life of each SAR.
Risk-free interest rate.    The risk free interest rate is based on the yields of U.S. Treasury instruments with similar expected lives.
Dividend yield.    We have never declared or paid any cash dividends. Consequently, we use an expected dividend yield of zero.

Generally, the expected volatility and expected term assumptions are the main drivers of value under the BSM option-pricing model. Due to the limited scope of these awards, a 10% change in the expected volatility or the expected term assumption is not expected to result in a significant change to the grant date fair value.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At December 31, 2015, we were a party to hedging transactions including the use of derivative financial instruments, as discussed below.
Interest Rate Risk
In the normal course of business, we are exposed to the impact of interest rate changes due to our borrowing activities. Our objective is to manage the risk of interest rate changes on the results of operations, cash flows, and the market value of our debt by creating an appropriate balance between our fixed and floating-rate debt. We enter into interest rate derivative transactions from time to time, including interest rate swaps, in order to maintain a level of exposure to interest rate variability that the Company deems acceptable. As of December 31, 2015 and December 31, 2014 we held no interest rate swap contracts.
Our fixed percentage of total debt is approximately 95%. This percentage relates only to our gross debt balance and does not include the effect of our floating rate cash investments. We will continue to evaluate our fixed debt as a percentage of total debt and it is possible that this percentage will change in the future.
Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. These foreign currency exposures typically arise from third-party debt, debt repayment guarantees and intercompany transactions. The U.S. dollar equivalent of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany transactions, with terms of less than one year, is as follows (in U.S. dollars):

(in millions)	December 31, 2015	December 31, 2014
Pound Sterling	$170	$171
Canadian Dollar	61	72
Korean Won	33	32
Indian Rupee	27	—
Swiss Franc	9	10
Brazilian Real	4	—
Total notional amount of forward contracts	$304	$285
We intend to offset the gains and losses related to our third-party debt, debt repayment guarantees and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income. For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, the effects of these derivative instruments within other income (loss), net on our consolidated financial statements resulted in a gain of $22 million, a gain of $10 million and a loss of $6 million, respectively. We expect to continue this practice relating to our intercompany transactions, and may also begin to manage the risks associated with other transactional foreign currency volatility within our business.

Item 8.    Financial Statements and Supplementary Data.
The consolidated financial statements and supplementary data required by Item 8 are contained in Item 15 of this annual report and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Principal Executive Officer and Principal Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this annual report, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company's management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The information required by this Item 10 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2015 pursuant to Regulation 14A under the Exchange Act in connection with our 2016 annual meeting of stockholders.
Information required by this Item 10 appears under the captions: "CORPORATE GOVERNANCE—PROPOSAL 1— ELECTION OF DIRECTORS," "CORPORATE GOVERNANCE—OUR BOARD OF DIRECTORS," "CORPORATE GOVERNANCE," "CORPORATE GOVERNANCE—COMMITTEES OF THE BOARD OF DIRECTORS—Nominating and Corporate Governance Committee," "STOCK—SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and "CORPORATE GOVERNANCE—COMMITTEES OF THE BOARD OF DIRECTORS—Audit Committee" in the definitive proxy statement. See Part I, "Executive Officers of the Registrant" of this annual report for information regarding executive officers of the Company.
Code of Business Conduct and Ethics
The Company has adopted the Hyatt Hotels Corporation Code of Business Conduct and Ethics (the "Code of Ethics"), which is applicable to all of the Hyatt directors, officers and colleagues, including the Company's President and Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller and other senior financial officers performing similar functions. The Code of Ethics is posted on the Company's website at http://www.hyatt.com. The Company will furnish a copy of the Code of Ethics to any person, without charge, upon written request directed to: Senior Vice President, Interim Chief Financial Officer, Hyatt Hotels Corporation, 71 South Wacker Drive, Chicago, Illinois 60606. In the event that the Company amends or waives any of the provisions of the Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller and other senior financial officers performing similar functions, the Company intends to disclose the subsequent information on its website.

Item 11.	Executive Compensation.
The information required by this Item 11 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2015 pursuant to Regulation 14A under the Exchange Act in connection with our 2016 annual meeting of stockholders.
Information related to this Item 11 appears under the captions: "EXECUTIVE COMPENSATION," "CORPORATE GOVERNANCE—COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "CORPORATE GOVERNANCE—COMPENSATION OF DIRECTORS," "CORPORATE GOVERNANCE—COMPENSATION COMMITTEE REPORT" and "CORPORATE GOVERNANCE—COMMITTEES OF THE BOARD OF DIRECTORS— Compensation Committee—Compensation Risk Considerations" in the definitive proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2015 pursuant to Regulation 14A under the Exchange Act in connection with our 2016 Annual Meeting of Stockholders.
Information related to this Item 12 appears under the caption: "STOCK—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the definitive proxy statement.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information as of December 31, 2015 about Class A common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	5,600,663	(1)	$47.58	(2)	6,626,178	(3)
Equity Compensation Plans Not Approved by Security Holders	—		—		1,469,195	(4)
Total	5,600,663		$47.58		8,095,373

(1) Includes (a) SARs to purchase 4,102,297 shares of Class A common stock issued under the LTIP with a weighted average exercise price of $47.58 (calculated on a one-for-one basis), (b) 1,477,692 shares of Class A common stock to be issued or retained, as applicable, upon the vesting of RSUs and PSSs issued under the LTIP for which no exercise price will be paid (assuming maximum payout of PSS awards) and (c) 20,674 shares of Class A common stock issued pursuant to the ESPP in connection with the October 2015 to December 2015 purchase period (which shares will be issued in January 2016).
(2) The calculation of weighted average exercise price includes only outstanding SARs.
(3) Includes (a) 6,004,228 shares of Class A common stock that remain available for issuance under the LTIP and (b) 621,950 shares of Class A common stock that remain available for issuance pursuant to the ESPP.
(4) Includes (a) 1,169,195 shares of Class A common stock that remain available for issuance pursuant to the DCP and (b) 300,000 shares of Class A common stock that remain available for issuance pursuant to the FRP.

The DCP provides eligible participants employed in the United States with the opportunity to defer a portion of their compensation and to receive employer contributions. Compensation deferred under the DCP as well as employer credits, if any, are credited to a participant’s account under the DCP and are held in a rabbi trust on behalf of the participants. A participant may direct the investment of funds in such participant’s account in certain investment funds. In 2010, certain participants were offered a one-time election to have up to 15% of certain fully vested and nonforfeitable accounts invested in Class A common stock (with the account balances being calculated as of June 1, 2010). In connection with such elections, 30,805 shares of Class A common stock were issued to the trustee of the DCP. The number of shares of Class A common stock to be allocated to each electing participant’s account was determined by dividing the dollar amount of such participant’s elected percentage of such participant's account balance by the closing price of Class A common stock on June 2, 2010. The shares of Class A common stock held in such accounts are held in the trust on behalf of the participant until distributed upon termination of employment. Participants’ accounts under the DCP generally are distributed in cash. However, the portion of the participant’s account invested in Class A common stock will be distributed in shares of Class A common stock. The material terms of the FRP are the same as the material terms of the DCP. Participants in the FRP are employees located outside of the United States. Participants in the FRP have not been given an election to invest their accounts in Class A common stock due to international securities law considerations. However, the board of directors has reserved 300,000 shares of Class A common stock for issuance under the FRP in the event that participants in the FRP are given such an election in the future.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2015 pursuant to Regulation 14A under the Exchange Act in connection with our 2016 Annual Meeting of Stockholders.
Information related to this Item 13 appears under the captions: "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" and "CORPORATE GOVERNANCE—DIRECTOR INDEPENDENCE" in the definitive proxy statement.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2015 pursuant to Regulation 14A under the Exchange Act in connection with our 2016 Annual Meeting of Stockholders.
Information related to this Item 14 appears under the caption "INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in the definitive proxy statement.

Part IV

Item 15.	Exhibits and Financial Statement Schedule.
The following documents are filed as part of this annual report.

(a)	Financial Statements
The following consolidated financial statements are included in this annual report on the pages indicated:

(b)	Financial Statement Schedule
The following financial statement schedule is included in this annual report on the page indicated:

Page
Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2015, December 31, 2014 and December 31, 2013	SCHII-1

(c)	Exhibits
The Exhibit Index follows Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2015, December 31, 2014 and December 31, 2013 and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYATT HOTELS CORPORATION

	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer

Date: February 18, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Mark S. Hoplamazian	President, Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2016
Mark S. Hoplamazian
/s/ Atish Shah	Senior Vice President, Interim Chief Financial Officer (Principal Financial Officer)	February 18, 2016
Atish Shah
/s/ Bradley O'Bryan	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 18, 2016
Bradley O'Bryan
/s/ Thomas J. Pritzker	Executive Chairman of the Board	February 18, 2016
Thomas J. Pritzker
/s/ Richard A. Friedman	Director	February 18, 2016
Richard A. Friedman
/s/ Susan D. Kronick	Director	February 18, 2016
Susan D. Kronick
/s/ Mackey J. McDonald	Director	February 18, 2016
Mackey J. McDonald
/s/ Cary D. McMillan	Director	February 18, 2016
Cary D. McMillan
/s/ Pamela M. Nicholson	Director	February 18, 2016
Pamela M. Nicholson
/s/ Jason Pritzker	Director	February 18, 2016
Jason Pritzker
/s/ Michael A. Rocca	Director	February 18, 2016
Michael A. Rocca
/s/ Richard C. Tuttle	Director	February 18, 2016
Richard C. Tuttle
/s/ James H. Wooten, Jr.	Director	February 18, 2016
James H. Wooten, Jr.
/s/ William Wrigley, Jr.	Director	February 18, 2016
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
Management assessed the effectiveness of Hyatt Hotels Corporation’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that Hyatt Hotels Corporation maintained effective internal control over financial reporting as of December 31, 2015.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Hyatt Hotels Corporation’s internal control over financial reporting as of December 31, 2015. That report is included in Item 15 of this Annual Report on Form  10-K.

/s/ Mark S. Hoplamazian
Mark S. Hoplamazian President & Chief Executive Officer

/s/ Atish Shah
Atish Shah Senior Vice President, Interim Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hyatt Hotels Corporation
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Hyatt Hotels Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hyatt Hotels Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hyatt Hotels Corporation
Chicago, Illinois

We have audited the internal control over financial reporting of Hyatt Hotels Corporation and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 18, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 18, 2016

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2015, December 31, 2014, and December 31, 2013
(In millions of dollars, except per share amounts)

	2015	2014	2013
REVENUES:
Owned and leased hotels	$2,079	$2,246	$2,142
Management and franchise fees	427	387	342
Other revenues	36	75	78
Other revenues from managed properties	1,786	1,707	1,622
Total revenues	4,328	4,415	4,184
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	1,562	1,691	1,629
Depreciation and amortization	320	354	345
Other direct costs	29	35	32
Selling, general, and administrative	308	349	323
Other costs from managed properties	1,786	1,707	1,622
Direct and selling, general, and administrative expenses	4,005	4,136	3,951
Net gains and interest income from marketable securities held to fund operating programs	4	15	34
Equity earnings (losses) from unconsolidated hospitality ventures	(64)	25	(1)
Interest expense	(68)	(71)	(65)
Gains on sales of real estate and other	9	311	125
Asset impairments	(5)	(17)	(22)
Other income (loss), net	(5)	(17)	17
INCOME BEFORE INCOME TAXES	194	525	321
PROVISION FOR INCOME TAXES	(70)	(179)	(116)
NET INCOME	124	346	205
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(2)	2
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$124	$344	$207
EARNINGS PER SHARE—Basic
Net Income	$0.87	$2.26	$1.29
Net income attributable to Hyatt Hotels Corporation	$0.87	$2.25	$1.30
EARNINGS PER SHARE—Diluted
Net Income	$0.86	$2.24	$1.29
Net income attributable to Hyatt Hotels Corporation	$0.86	$2.23	$1.30

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2015, December 31, 2014, and December 31, 2013
(In millions of dollars)

	2015	2014	2013
Net income	$124	$346	$205
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (benefit) expense of $(2), $1, and $1 for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively	(102)	(93)	(8)
Unrealized gains on available for sale securities, net of tax (benefit) expense of $21, $2, and $1 for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively	33	—	6
Unrecognized pension (cost) benefit, net of tax (benefit) expense of $-, $(1), and $1 for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively	(2)	—	1
Unrealized gains on derivative activity, net of tax (benefit) expense of $1, $1, and $- for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively	1	1	—
Other comprehensive loss	(70)	(92)	(1)
COMPREHENSIVE INCOME	54	254	204
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(2)	2
COMPREHENSIVE INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$54	$252	$206

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and December 31, 2014
(In millions of dollars, except share and per share amounts)

	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$457	$685
Restricted cash	96	359
Short-term investments	46	130
Receivables, net of allowances of $15 and $13 at December 31, 2015 and December 31, 2014, respectively	298	274
Inventories	12	17
Prepaids and other assets	152	108
Prepaid income taxes	63	47
Deferred tax assets	—	26
Assets held for sale	—	63
Total current assets	1,124	1,709
Investments	327	334
Property and equipment, net	4,031	4,186
Financing receivables, net of allowances	20	40
Goodwill	129	133
Intangibles, net	547	552
Deferred tax assets	301	196
Other assets	1,117	993
TOTAL ASSETS	$7,596	$8,143
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$328	$9
Accounts payable	141	130
Accrued expenses and other current liabilities	516	468
Accrued compensation and benefits	122	120
Liabilities held for sale	—	3
Total current liabilities	1,107	730
Long-term debt	1,047	1,381
Other long-term liabilities	1,447	1,401
Total liabilities	3,601	3,512
Commitments and contingencies (see Note 14)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of December 31, 2015 and December 31, 2014	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 26,604,687 issued and outstanding at December 31, 2015, Class B common stock, $0.01 par value per share, 441,623,374 shares authorized, 109,628,962 shares issued and outstanding at December 31, 2015 and Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 37,676,490 outstanding and 37,712,763 issued at December 31, 2014, Class B common stock, $0.01 par value per share, 443,399,875 shares authorized, 111,405,463 shares issued and outstanding at December 31, 2014	1	2
Additional paid-in capital	1,931	2,621
Retained earnings	2,289	2,165
Treasury stock at cost, 0 shares and 36,273 shares at December 31, 2015 and December 31, 2014, respectively	—	(1)
Accumulated other comprehensive loss	(230)	(160)
Total stockholders’ equity	3,991	4,627
Noncontrolling interests in consolidated subsidiaries	4	4
Total equity	3,995	4,631
TOTAL LIABILITIES AND EQUITY	$7,596	$8,143

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015, December 31, 2014, and December 31, 2013
(In millions of dollars)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$124	$346	$205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	320	354	345
Amortization of share awards	26	52	27
Deferred income taxes	(103)	(28)	(7)
Asset impairments	5	17	22
Provisions (recoveries) on hotel loans	(6)	—	6
Equity (earnings) losses from unconsolidated hospitality ventures, net of distributions received	100	54	50
Gains on sales of real estate and other	(9)	(311)	(125)
Foreign currency losses	14	3	5
Other	42	(38)	(41)
Increase (decrease) in cash attributable to changes in assets and liabilities:
Restricted cash	78	(18)	(73)
Receivables, net	29	(28)	(9)
Inventories	1	8	3
Prepaid income taxes	(16)	(53)	16
Accounts payable, accrued expenses and other current liabilities	(7)	186	71
Accrued compensation and benefits	5	(9)	(5)
Other long-term liabilities	1	(19)	(6)
Other, net	(66)	(43)	(28)
Net cash provided by operating activities	538	473	456
(Continued)
See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015, December 31, 2014, and December 31, 2013
(In millions of dollars)

	2015	2014	2013
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	$(530)	$(421)	$(301)
Proceeds from marketable securities and short-term investments	521	320	741
Contributions to investments	(37)	(114)	(428)
Proceeds from sale of investments	3	—	—
Return of investment	19	57	86
Acquisitions, net of cash acquired	(3)	(548)	(814)
Capital expenditures	(269)	(253)	(232)
Proceeds from financing receivables	28	56	279
Proceeds from sales of real estate and other, net of cash disposed	88	1,467	601
Sales proceeds transferred to escrow as restricted cash	—	(870)	(498)
Sales proceeds transferred from escrow to cash and cash equivalents	143	714	466
(Increase) decrease in restricted cash—investing	19	(8)	(9)
Other investing activities	(29)	(27)	(38)
Net cash (used in) provided by investing activities	(47)	373	(147)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs of $-, $-, and $3, respectively	12	249	385
Repayments of long-term debt	(5)	(208)	(368)
Repurchase of common stock	(715)	(443)	(275)
Repayment of capital lease obligation	—	(191)	—
Other financing activities	(7)	(14)	(6)
Net cash used in financing activities	(715)	(607)	(264)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(4)	(8)	(4)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(228)	231	41
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	685	454	413
CASH AND CASH EQUIVALENTS—END OF PERIOD	$457	$685	$454
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$69	$71	$66
Cash paid during the period for income taxes	$145	$267	$119
Non-cash operating activities are as follows:
Non-cash debt repayment guarantees	$36	$—	$—
Non-cash performance guarantee	$—	$—	$128
Non-cash investing activities are as follows:
Non-cash contributions to investments	$17	$—	$—
Non-cash management and franchise agreement intangibles	$3	$—	$128
Change in accrued capital expenditures	$6	$4	$(7)
(Concluded)

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2015, December 31, 2014, and December 31, 2013
(In millions of dollars)

	Total	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries
BALANCE—January 1, 2013	$4,821	$2	$3,263	$1,614	$(1)	$(67)	$10
Total comprehensive income	204	—	—	207	—	(1)	(2)
Repurchase of common stock	(275)	—	(275)	—	—	—	—
Directors compensation	2	—	2	—	—	—	—
Employee stock plan issuance	3	—	3	—	—	—	—
Share based payment activity	22	—	22	—	—	—	—
BALANCE—December 31, 2013	$4,777	$2	$3,015	$1,821	$(1)	$(68)	$8
Total comprehensive income	254	—	—	344	—	(92)	2
Disposals of shares in noncontrolling interests	(4)	—	—	—	—	—	(4)
Repurchase of common stock	(445)	—	(445)	—	—	—	—
Directors compensation	2	—	2	—	—	—	—
Employee stock plan issuance	3	—	3	—	—	—	—
Share based payment activity	45	—	45	—	—	—	—
Other	(1)	—	1	—	—	—	(2)
BALANCE—December 31, 2014	$4,631	$2	$2,621	$2,165	$(1)	$(160)	$4
Total comprehensive income	54	—	—	124	—	(70)	—
Repurchase of common stock	(715)	(1)	(714)	—	—	—	—
Directors compensation	2	—	2	—	—	—	—
Employee stock plan issuance	3	—	3	—	—	—	—
Share based payment activity	20	—	19	—	1	—	—
BALANCE—December 31, 2015	$3,995	$1	$1,931	$2,289	$—	$(230)	$4

See accompanying notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, unless otherwise indicated)

1.     ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively "Hyatt Hotels Corporation") provide hospitality services on a worldwide basis through the development, ownership, management, franchising, and licensing of hospitality related businesses. We develop, own, operate, manage, franchise, license or provide services to a portfolio of properties consisting of full service hotels, select service hotels, resorts and other properties, including timeshare, fractional and other forms of residential or vacation properties. As of December 31, 2015, (i) we operated or franchised 293 full service hotels, comprising 117,177 rooms throughout the world, (ii) we operated or franchised 306 select service hotels, comprising 42,159 rooms, of which 287 hotels are located in the United States, and (iii) our portfolio of properties included 6 franchised all inclusive Hyatt-branded resorts, comprising 2,401 rooms. Our portfolio of properties operate in 52 countries around the world and we hold ownership interests in certain of these properties.
As used in these Notes, the terms "Company," "HHC," "we," "us," or "our" mean Hyatt Hotels Corporation and its consolidated subsidiaries.
As used in these Notes, the term "Pritzker family business interests" means (1) various lineal descendants of Nicholas J. Pritzker (deceased) and spouses and adopted children of such descendants; (2) various trusts for the benefit of the individuals described in clause (1) and trustees thereof; and (3) various entities owned and/or controlled, directly and/or indirectly, by the individuals and trusts described in (1) and (2).

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
Revenue Recognition—Our revenues are primarily derived from the following sources and are generally recognized when services have been rendered:

•
Owned and leased hotels revenues are derived from room rentals and services provided at our owned and leased properties and are recorded when rooms are occupied and services have been rendered. Sales and occupancy taxes are recorded on a net basis in the consolidated statements of income.

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

–
Franchise fees consist of an initial application fee and continuing royalty fees calculated based on a percentage of gross room revenues and in certain circumstances, food and beverage revenues and are recognized as the fees are earned and become due from the franchisee and when all material services or conditions relating to the sale have been substantially performed or satisfied by the franchisor.

•	Other revenues

–
Other revenues includes revenues from our co-branded credit card. We recognize revenue from our co-branded credit card upon: (1) the sale of points to our third-party partner and (2) the fulfillment or expiration of a card member's activation offer. We receive incentive fees from our third-party partner upon activation of each credit card, which we defer until the associated compensated nights awarded on member activation are redeemed or expired.

–
Other revenues also includes revenues from our vacation ownership business, earned through the date of the sale of the business in the fourth quarter of 2014. Prior to the sale, we recognized vacation ownership revenue when a minimum of 10% of the purchase price for the interval had been received, the period of cancellation with refund had expired, and receivables were deemed collectible. For sales that did not qualify for full revenue recognition, as the project had progressed beyond the preliminary stages, but had not yet reached completion, all revenue and associated direct expenses were initially deferred and recognized in earnings through the percentage-of-completion method. As a result of the disposition, we earn license fees that are recorded to management and franchise fees on our consolidated statements of income.

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
Restricted Cash—We had restricted cash of $96 million and $359 million at December 31, 2015 and December 31, 2014, respectively, which includes:

•
sales proceeds of $70 million and $87 million, respectively, related to the 2014 disposition of two Canadian hotels, which remain in restricted cash as the Canadian tax regulations require a portion of the proceeds to be classified as restricted (see Note 7);

•
$13 million and $9 million, respectively, related to debt service on bonds that were acquired in connection with the acquisition of the entity that owned Grand Hyatt San Antonio (see Note 9); in addition, we have $10 million and $9 million, respectively, recorded in other assets; and

•	$7 million and $88 million, respectively, related to our captive insurance subsidiary for minimum capital and surplus requirements in accordance with local insurance regulations (see Note 14).
In addition, as of December 31, 2014, restricted cash includes $143 million of sales proceeds for like-kind exchange agreements that were placed into an escrow account administered by a qualified intermediary (see Note 7), and $27 million drawn on a loan being used for the development of a hotel in Brazil (see Note 9). The remaining restricted cash balances of $6 million and $5 million at December 31, 2015 and December 31, 2014, respectively, relate to secured real estate taxes, property insurance, escrow deposits on construction projects, security deposits, property and equipment reserves, and long-term loans. These amounts are invested in interest-bearing accounts.
Investments—We consolidate entities under our control, including entities where we are deemed to be the primary beneficiary. Investments in unconsolidated hospitality ventures over which we exercise significant influence, but do not control, are accounted for under the equity method and those over which we are not able to exercise significant influence are accounted for under the cost method.
We assess investments in unconsolidated hospitality ventures for impairment quarterly. When there is indication that a loss in value has occurred, we evaluate the carrying value compared to the estimated fair value of the investment. Fair value is based upon internally developed discounted cash flow models, third-party appraisals, and if appropriate, current estimated net sales proceeds from pending offers. If the estimated fair value is less than carrying value, we use our judgment to determine if the decline in value is other than temporary. In determining this, we consider factors including, but not limited to, the length of time and extent of the decline, loss of values as a percentage of the cost, financial condition and near-term financial projections, our intent and ability to recover the lost value and current economic conditions. Impairments that are deemed other than temporary are charged to equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income. For additional information about investments, see Note 3.
Marketable Securities—Our investments in marketable securities consist of various types of mutual funds, preferred shares, time deposits, common stock and fixed income securities, including U.S. government obligations, obligations of other government agencies, corporate debt, mortgage-backed and asset-backed securities and municipal and provincial notes and bonds and are classified as either trading, available-for-sale ("AFS") or held-to-maturity. Realized and unrealized gains and losses on trading securities are reflected in our consolidated statements of income in net gains and interest income from marketable securities held to fund operating programs and are recorded at fair value based on listed market prices or dealer price quotations where available. Unrealized gains and losses on AFS securities are reported as part of accumulated other comprehensive income (loss) on the consolidated balance sheets. Realized gains and losses on AFS securities are recognized in other income (loss), net. Held-to-maturity investments are debt security investments which we have the ability to hold until maturity. Held-to-maturity debt investments are recorded at amortized cost. AFS and held-to-maturity securities are assessed for impairment quarterly. To determine if an impairment is other than temporary, we consider the duration and severity of the loss position, the strength of the underlying collateral, the term to maturity, credit rating and our intent to sell. For debt securities that are deemed other than temporarily impaired and there is no intent to sell, impairments are separated into the amount related to the credit loss, which is recorded in our consolidated statements of income and the amount related to all other factors, which is recorded in accumulated other comprehensive income (loss). For debt securities that are deemed other than temporarily impaired and there is intent to sell, impairments in their entirety are recorded on our consolidated statements of income. For additional information about marketable securities, see Note 4.
Foreign Currency—The functional currency of our consolidated and nonconsolidated entities located outside the United States of America is generally the local currency. The assets and liabilities of these entities are translated into U.S. dollars at year-end exchange rates, and the related gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive income (loss) on the consolidated balance sheets. Income and expenses are translated at the average exchange rate for the period. Gains and losses from foreign currency transactions are included in earnings. Gains and losses from foreign exchange rate changes related to intercompany receivables and payables of a long-term nature are generally included in other comprehensive income (loss). Gains and losses from foreign exchange rate movement related to intercompany receivables and payables that are not of a long-term nature are included in earnings.
Financing Receivables—We define financing receivables as financing arrangements that represent a contractual right to receive money either on demand or on fixed or determinable dates and are recognized on our consolidated balance sheets at amortized cost in current and long-term receivables. We recognize interest income as earned and provide an allowance for cancellations and defaults. We have segregated our financing receivables into two portfolio segments based on the level at which we develop and document a systematic methodology to determine the allowance for credit losses. Based on their initial measurement, risk characteristics and our method for monitoring and assessing credit risk, we have determined the class of financing receivables to correspond to our identified portfolio segments, which are as follows:

•	Secured Financing to Hotel Owners—These financing receivables are senior, secured mortgage loans and are collateralized by underlying hotel properties currently in operation.

•
Unsecured Financing to Hotel Owners—These financing receivables are primarily made up of individual loans and other types of unsecured financing arrangements provided to hotel owners. These financing receivables have stated maturities and interest rates, however, the repayment terms vary and may be dependent upon future cash flows of the hotel.

On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity. We determine our financing to hotel owners to be non-performing if interest or principal is greater than 90 days past due based on the contractual terms of the individual loans, if an impairment charge is recorded for a loan, or if a provision is established for our other financing arrangements. If we consider a financing receivable to be non-performing, we place the financing receivable on non-accrual status.
We individually assess all loans within financing receivables for collectability and impairment. We determine a loan to be impaired if it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the individual loan agreement or if estimates of future cash flows available for repayment of unsecured receivables indicate there is a collection risk. This assessment is based on an analysis of several factors including current economic conditions and industry trends, as well as the specific risk characteristics of the portfolio including capital structure, loan performance, market factors, hotel performance, and financing arrangement. If the loan is secured, the assessment may also include the collateral of the underlying hotel.
We measure loan impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate. For secured loans, the estimated fair value of the collateral will be used if that measurement method would be more appropriate given the nature of the loan, the underlying collateral, and the facts and circumstances of the individual loan. For impaired loans, we establish a specific loan loss reserve for the difference between the recorded investment in the loan and the estimated fair value. The loan loss reserve is maintained at a level deemed adequate by management based on a periodic analysis of the individual loans. In addition to loans, we include other types of financing arrangements in unsecured financing to hotel owners which we do not assess individually for impairment. We regularly evaluate our reserves for these other financing arrangements.
We recognize interest income when received for impaired loans and financing receivables on non-accrual status which is recorded to other income (loss), net in the accompanying consolidated statements of income. Accrual of interest income is resumed when the receivable becomes contractually current and collection doubts are removed. We write off financing to hotel owners when we determine that the receivables are uncollectible and when all commercially reasonable means of recovering the receivable balances have been exhausted. For additional information about financing receivables, see Note 6.

Inventories—Inventories are comprised of operating supplies and equipment that have a period of consumption of one year or less, and food and beverage items at our owned and leased hotels which are generally valued at the lower of cost (first-in, first-out) or market.
Property and Equipment and Definite-Lived Intangibles—We evaluate the carrying value of our property and equipment and definite-lived intangibles for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets when events or circumstances indicate that the carrying amount may not be recoverable. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, appraisals, and, if appropriate, current estimated net sales proceeds from pending offers. We evaluate the carrying value of our property and equipment and definite-lived intangibles based on our plans, at the time, for such assets and consider qualitative factors such as future development in the surrounding area and status of expected local competition. Changes to our plans, including a decision to dispose of or change the intended use of an asset, may have a material impact on the carrying value of the asset.
Property and equipment and definite-lived intangibles are stated at cost, including interest incurred during development and construction periods, less accumulated depreciation and amortization. Depreciation and amortization are recognized over the estimated useful lives of the assets, primarily on the straight-line method.
Useful lives assigned to property and equipment are as follows:

Buildings and improvements	10-50 years
Leasehold improvements	The shorter of the lease term or useful life of asset
Furniture and equipment	3-20 years
Computers	3-7 years
Useful lives assigned to definite-lived intangibles are as follows:

Management and franchise agreement intangibles	Initial term of management or franchise agreement
Lease related intangibles	Lease term
Advanced booking intangibles	Period of the advanced bookings
For additional information about property and equipment and definite-lived intangibles, see Notes 5 and 8, respectively.
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
Guarantees—We enter into performance guarantees related to certain hotels that we manage. We also enter into debt repayment guarantees with respect to certain hotels that we manage or franchise, primarily in which we also hold an equity investment. We record a liability for the fair value of these performance and debt repayment guarantees at their inception date. The corresponding offset depends on the circumstances in which the guarantee was issued and is recorded to investments, intangibles or expense. We amortize the liability for the fair value of a guarantee into income over the term of the guarantee using a systematic and rational, risk-based approach. Performance guarantees and debt repayment guarantees related to our managed hotels are amortized into income in other income (loss), net in the consolidated statements of income and debt repayment guarantees that relate to our unconsolidated hospitality ventures are amortized into income in equity earnings (losses) from unconsolidated hospitality ventures in the consolidated statements of income. On a quarterly basis, we evaluate the likelihood of funding under a guarantee. To the extent we determine an obligation to fund under a guarantee is both probable and estimable, we will record a separate contingent liability. The expense related to the separate contingent liability is recognized in other income (loss), net or equity earnings (losses) from unconsolidated hospitality ventures in the period that we determine funding is probable for that period. For additional information about guarantees, see Note 14.
Goodwill—As required, we evaluate goodwill for impairment on an annual basis, and do so during the fourth quarter of each year using balances as of October 1 and at an interim date if indications of impairment exist. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount. This is done either by performing a qualitative assessment or proceeding to the two-step process, with an impairment being recognized only where the fair value of the reporting unit is less than its carrying value. In any given year we can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or we elect to bypass the qualitative assessment, we proceed to the two-step process. When determining fair value, we utilize internally developed discounted future cash flow models, third-party appraisals and, if appropriate, current estimated net sales proceeds from pending offers. Under the discounted cash flow approach we utilize various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows, discount rates and the terminal value growth rate assumptions. Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-term planning process. We then compare the estimated fair value to our carrying value. If the carrying value is in excess of the fair value, we must determine our implied fair value of goodwill to measure if any impairment charge is necessary. The determination of our implied fair value of goodwill requires the allocation of the reporting unit’s estimated fair value to the individual assets and liabilities of the reporting unit as if we had completed a business combination. We perform the allocation based on our knowledge of the reporting unit, the market in which they operate, and our overall knowledge of the hospitality industry. Changes in our allocation approach could result in different measures of implied fair value and impact the final impairment charge, if any. For additional information about goodwill, see Note 8.
Income Taxes—We account for income taxes to recognize the amount of taxes payable or refundable for the current year and the amount of deferred tax assets and liabilities resulting from the future tax consequences of differences between the financial statements and tax basis of the respective assets and liabilities. We recognize the financial statement effect of a tax position when, based on the technical merits of the uncertain tax position, it is more likely than not to be sustained on a review by taxing authorities. These estimates are based on judgments made with currently available information. We review these estimates and make changes to recorded amounts of uncertain tax positions as facts and circumstances warrant. For additional information about income taxes, see Note 13.
Fair Value—We disclose the fair value of our financial assets and liabilities based on observable market information where available, or on market participant assumptions. These assumptions are subjective in nature, involve matters of judgment, and, therefore, fair values cannot always be determined with precision. When determining fair value, we maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of the hierarchy are as follows:
Level One—Fair values based on unadjusted quoted prices in active markets for identical assets and liabilities;
Level Two—Fair values based on quoted market prices for similar assets and liabilities in active markets, quoted prices in inactive markets for identical assets and liabilities, and inputs other than quoted market prices that are observable for the asset or liability; and
Level Three—Fair values based on inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. Valuation techniques could include the use of discounted cash flow models and similar techniques.
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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these items and their close proximity to maturity. The fair value of marketable securities is discussed in Note 4; the fair value of financing receivables is discussed in Note 6; and the fair value of long-term debt is discussed in Note 9.
Hyatt Gold Passport —The Hyatt Gold Passport program (the "Program") is our frequent guest loyalty program. We operate the Program through the Hyatt Gold Passport Fund (the "Fund") for the benefit of the Hyatt portfolio of properties owned, operated, managed, licensed or franchised by us during the period of their participation in the Program. The Fund has been established to provide for the payment of operating expenses and redemption of member awards associated with the Program.

The Program allows members to earn points for qualified spending at the Hyatt portfolio of properties. Points earned by members can be redeemed for goods and services at the Hyatt portfolio of properties, and to a lesser degree, through other redemption opportunities with third parties, such as the conversion to airline miles. Points cannot be redeemed for cash. We charge the cost of operating the Program, including the estimated cost of award redemption, to the properties based on members’ qualified expenditures. Due to the requirements under the Program that the properties reimburse us for the Program’s operating costs, we recognize this revenue from properties at the time such costs are incurred and expensed. We defer revenue received from the properties equal to the actuarially determined estimate of our future redemption obligation. Upon the redemption of points, we recognize the previously deferred revenue and recognize the corresponding expense relating to the cost of the awards redeemed. Revenue is recognized by the properties when the points are redeemed, and expenses are recognized when the points are earned by the members.
We actuarially determine the estimate of the future redemption obligation based on statistical formulas that project the timing of future point redemption based on historical experience, including an estimate of the "breakage" for points that will never be redeemed, and an estimate of the points that will eventually be redeemed. Actual expenditures for the Program may differ from the actuarially determined liability.
The Fund is financed by payments from the properties and returns on marketable securities. The Fund invests amounts received from the properties in marketable securities which are included in other noncurrent assets (see Note 4). The noncurrent liabilities of the Fund are included in other long-term liabilities (see Note 12). Assets and liabilities of the Fund recorded at December 31, 2015 and December 31, 2014 are as follows:

	December 31, 2015	December 31, 2014
Current Assets	$179	$145
Noncurrent Assets	280	284
Total Assets	$459	$429

Current Liabilities	$179	$145
Noncurrent Liabilities	280	284
Total Liabilities	$459	$429
The current liabilities include $166 million and $132 million recorded in accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2015 and December 31, 2014, respectively.
Recently Issued Accounting Pronouncements

Adopted Accounting Standards
In February 2015, the Financial Accounting Standards Board ("FASB") released Accounting Standards Update No. 2015-02 ("ASU 2015-02"), Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance related to management’s evaluation of consolidation for certain legal entities. The provisions of ASU 2015-02 are effective for interim and fiscal years beginning after December 15, 2015, with early adoption permitted. We have elected to early adopt ASU 2015-02 as of December 31, 2015, on a modified retrospective basis. The adoption of ASU 2015-02 did not materially impact our consolidated financial statements.

In November 2015, the FASB released Accounting Standards Update No. 2015-17 ("ASU 2015-17"), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires deferred tax assets and liabilities to be presented as noncurrent in a classified balance sheet. The provisions of ASU 2015-17 are effective for interim and fiscal years beginning after December 15, 2016, with early adoption permitted. We have elected to early adopt ASU 2015-17 as of December 31, 2015 on a prospective basis. As a result of adopting the standard, we reclassified our net current deferred tax assets and liabilities to net noncurrent deferred tax assets and liabilities, respectively, on our consolidated financial statements for the year ended December 31, 2015. As we adopted on a prospective basis, the prior periods have not been restated.

Future Adoption of Accounting Standards
In May 2014, the FASB released Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single, comprehensive revenue recognition model for contracts with customers. In August 2015, the FASB released Accounting Standards Update No. 2015-14 ("ASU 2015-14"), Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 delays the effective date of ASU 2014-09 by one year, making it effective for interim and fiscal years beginning after December 15, 2017, with early adoption permitted as of the original effective date. The Company is currently evaluating the impact of adopting ASU 2014-09.

3.     EQUITY AND COST METHOD INVESTMENTS
We have investments that are recorded under both the equity and cost methods. These investments are considered to be an integral part of our business and are strategically and operationally important to our overall results. Our equity and cost method investment balances recorded at December 31, 2015 and December 31, 2014 are as follows:

	December 31, 2015	December 31, 2014
Equity method investments	$304	$311
Cost method investments	23	23
Total investments	$327	$334
Of our total investment balance as of December 31, 2015 and December 31, 2014, $311 million and $318 million, respectively, was recorded in our owned and leased hotels segment.
We recorded insignificant, $1 million, and $50 million of income from our cost method investments for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively. Gains or losses from cost method investments are recorded within other income (loss), net on our consolidated statements of income, see Note 20.
The carrying values and ownership percentages of our unconsolidated investments in hospitality ventures accounted for under the equity method as of December 31, 2015 and December 31, 2014 are as follows:

	Ownership Interests	Investment Balance
		December 31, 2015	December 31, 2014
Wailea Hotel Holdings, L.L.C.	66.6%	$125	$136
Juniper Hotels Private Limited	50.0%	44	34
Playa Hotels & Resorts B.V.	23.7%	28	45
Desarrolladora Hotel Acueducto S. de R.L. de C.V.	50.0%	15	8
Hotel Hoyo Uno, S. de R.L. de C.V.	40.0%	14	20
San Jose Hotel Partners, L.L.C.	40.0%	12	—
Other		66	68
Total		$304	$311
The following tables present summarized financial information for all unconsolidated hospitality ventures in which we hold an investment that is accounted for under the equity method.

	Years Ended December 31,
	2015	2014	2013
Total revenues	$1,079	$1,192	$978
Gross operating profit	312	329	315
Income from continuing operations	33	31	17
Net income	33	31	17

	December 31, 2015	December 31, 2014
Current Assets	$472	$476
Noncurrent Assets	2,877	2,728
Total Assets	$3,349	$3,204

Current Liabilities	$625	$492
Noncurrent Liabilities	1,752	1,708
Total Liabilities	$2,377	$2,200

During 2015, we had the following activity:

•
Joint ventures in which we hold or held an ownership interest, which are classified as equity method investments within our owned and leased hotels segment, sold Hyatt House Miami Airport and Hyatt House Atlanta/Cobb Galleria, for which we received proceeds of $10 million and $6 million, respectively. We recorded a gain of $8 million and $5 million, respectively, in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income.

•
We sold an entity which held an interest in one of our foreign currency denominated equity method investments within our owned and leased hotels segment, for which we received proceeds of $3 million. In connection with the sale, we released $21 million of accumulated foreign currency translation losses, which has been recorded to equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income.

During 2014, we had the following activity:

•
We purchased Hyatt Regency Lost Pines Resort and Spa and adjacent land from a joint venture in which we held an 8.2% interest, for a net purchase price of approximately $164 million. This transaction was accounted for as a step acquisition and we recorded a gain of $12 million in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income in our owned and leased hotels segment. See Note 7 for further discussion of our acquisition.

•
Joint ventures in which we held an ownership interest and which were classified as equity method investments within our owned and leased hotels segment, sold the following hotels to third parties, resulting in deferred gains that are being amortized over the term of the management agreements in management and franchise fees within the Americas management and franchising segment:

•	Hyatt Place Houston/Sugar Land, for which we received proceeds of $12 million and recorded a deferred gain of $10 million; and

•	Hyatt Regency DFW International Airport and another building, for which we received proceeds of $19 million and recorded a deferred gain of $18 million.

•
Joint ventures in which we held an ownership interest and which were classified as equity method investments within our owned and leased hotels segment, sold the following hotels to third parties, resulting in gains being recorded to equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income:

•	Hyatt Place Coconut Point, for which we received proceeds of $5 million and recorded a gain of $2 million; and

•	Hyatt Place Austin Downtown, for which we received proceeds of $28 million and we recorded a gain of $20 million.
During 2013, we had the following activity:

•
We recorded income from cost method investments of $50 million in other income (loss), net on our consolidated statements of income. We received a return of our $63 million investment and a $30 million return on our preferred equity interest in a joint venture that owned Hyatt Regency New Orleans. Additionally, our partner in the joint venture executed its option to purchase our residual common investment interest in the venture resulting in a $20 million distribution (see Note 20). The investment was included in our owned and leased hotels segment. We continue to manage the property under the existing management agreement; and

•
A joint venture in which we held an interest and classified as an equity method investment within our owned and leased hotels segment, sold the hotel it owned and dissolved the venture. As a result of this transaction, we received a $5 million distribution, which was recorded as a deferred gain and is being amortized over the remaining term of our management agreement in management and franchise fees within the Americas management and franchising segment.

During 2015, 2014 and 2013 we recorded $0, $3 million and $3 million in total impairment charges in equity earnings (losses) from unconsolidated hospitality ventures, respectively. The impairment charges in 2014 relate to two hospitality venture properties which are accounted for as equity method investments. The impairment charges in 2013 relate to three equity method investments, two hospitality ventures for which we recorded total impairment charges of $2 million and one that related to a vacation ownership business for which we recorded an impairment charge of $1 million.

4.     MARKETABLE SECURITIES
We hold marketable securities to fund certain operating programs and for investment purposes. We periodically transfer cash and cash equivalents to time deposits, highly liquid and transparent commercial paper, corporate notes and bonds, and U.S. government obligations and obligations of other government agencies for investment purposes.
Marketable Securities Held to Fund Operating Programs—At December 31, 2015 and December 31, 2014, total marketable securities held to fund operating programs, which are recorded at fair value and included on the consolidated balance sheets, were as follows:

	December 31, 2015	December 31, 2014
Marketable securities held by the Hyatt Gold Passport Fund (Note 2)	$384	$357
Marketable securities held to fund deferred compensation plans (Note 12)	333	341
Marketable securities held to fund our captive insurance company	82	—
Total marketable securities held to fund operating programs	$799	$698
Less current portion of marketable securities held for operating programs included in cash and cash equivalents, short-term investments, and prepaids and other assets	(121)	(73)
Marketable securities held to fund operating programs included in other assets	$678	$625
Net gains and interest income from marketable securities held to fund operating programs on the consolidated statements of income includes realized and unrealized gains (losses) and interest income, net related to the following:

	Years Ended December 31,
	2015	2014	2013
Hyatt Gold Passport Fund	$1	$3	$(1)
Deferred compensation plans	3	12	35
Total net gains and interest income from marketable securities held to fund operating programs	$4	$15	$34
During 2015, we invested cash and cash equivalents related to our captive insurance company in marketable securities which have been classified as AFS and are invested in U.S. government agencies, time deposits and corporate debt securities. We have classified these investments as current or long-term, based on their contractual maturity dates, which range from 2016 through 2020. During 2015, we recorded insignificant unrealized gains (losses), net related to these AFS securities on the consolidated statements of comprehensive income (loss).
Marketable Securities Held for Investment Purposes—At December 31, 2015 and December 31, 2014, our total marketable securities held for investment purposes and included on the consolidated balance sheets were as follows:

	December 31, 2015	December 31, 2014
Interest bearing money market funds	$5	$51
Time deposits	30	130
Preferred shares	335	280

Fair Value—As of December 31, 2015 and December 31, 2014, we had the following financial assets measured at fair value on a recurring basis (see Note 2 for definitions of fair value and the three levels of the fair value hierarchy):

	December 31, 2015	Cash and Cash Equivalents	Short-term Investments	Prepaids and Other Assets	Other Assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest bearing money market funds	$18	$18	$—	$—	$—
Mutual funds	333	—	—	—	333
Level Two - Significant Other Observable Inputs
Time deposits	45	—	38	—	7
U.S. government obligations	131	—	—	32	99
U.S. government agencies	83	—	6	10	67
Corporate debt securities	168	—	2	36	130
Mortgage-backed securities	26	—	—	6	20
Asset-backed securities	27	—	—	7	20
Municipal and provincial notes and bonds	3	—	—	1	2
Level Three - Significant Unobservable Inputs
Preferred Shares	335	—	—	—	335
Total	$1,169	$18	$46	$92	$1,013

	December 31, 2014	Cash and Cash Equivalents	Short-term Investments	Prepaids and Other Assets	Other Assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest bearing money market funds	$70	$70	$—	$—	$—
Mutual funds	341	—	—	—	341
Level Two - Significant Other Observable Inputs
Time deposits	130	—	130	—	—
U.S. government obligations	127	—	—	20	107
U.S. government agencies	34	—	—	5	29
Corporate debt securities	128	—	—	20	108
Mortgage-backed securities	23	—	—	4	19
Asset-backed securities	23	—	—	4	19
Municipal and provincial notes and bonds	3	—	—	—	3
Level Three - Significant Unobservable Inputs
Preferred shares	280	—	—	—	280
Total	$1,159	$70	$130	$53	$906
During the years ended December 31, 2015 and December 31, 2014, there were no transfers between levels of the fair value hierarchy. Our policy is to recognize transfers in and transfers out as of the end of each quarterly reporting period. We currently do not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis.

We invest a portion of our cash into short-term interest bearing money market funds that have a maturity of less than ninety days. Consequently, the balances are recorded in cash and cash equivalents. The funds are held with open-ended registered investment companies and the fair value of the funds are classified as Level One as we are able to obtain market available pricing information on an ongoing basis. The fair value of our mutual funds are classified as Level One as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Time deposits are recorded at par value, which approximates fair value and are included in short-term investments and other assets and classified as Level Two. The remaining securities, other than our investment in preferred shares, are classified as Level Two due to the use and weighting of multiple market inputs being considered in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities.
Preferred shares—During the year ended December 31, 2013, we invested $271 million in Playa Hotels & Resorts B.V. ("Playa") for redeemable, convertible preferred shares. Hyatt has the option to convert its preferred shares into shares of common stock at any time through the later of the second anniversary of the closing of our investment or an initial public offering by Playa. The preferred investment is redeemable at Hyatt's option in August 2021. In the event of an initial public offering or other equity issuance, Hyatt has the option to request that Playa redeem up to $125 million of preferred shares. As a result, we have classified the preferred investment as an AFS debt security, which is remeasured quarterly at fair value on the consolidated balance sheets through other comprehensive income (loss). The fair value of the preferred shares was:

	2015	2014
Fair value at January 1, recorded in other assets	$280	$278
Gross unrealized gains, recorded to other comprehensive income (loss)	55	9
Gross unrealized losses, recorded to other comprehensive income (loss)	—	(7)
Fair value at December 31, recorded in other assets	$335	$280
Due to the lack of availability of market data, the preferred shares are classified as Level Three. We estimated the fair value of the Playa preferred shares using an option-pricing model. This model requires that we make certain assumptions regarding the expected volatility, term, risk-free interest rate over the expected term, dividend yield and enterprise value. Financial forecasts were used in the computation of the enterprise value using the income approach, based on assumed revenue growth rates and operating margin levels. The risks associated with achieving these forecasts were assessed in selecting the appropriate weighted average cost of capital.
Our valuation considers a number of objective and subjective factors that we believe market participants would consider, including: Playa's business and results of operations; related industry trends affecting Playa's operations; Playa's forecasted operating performance and projected future cash flows; liquidation preferences, redemption rights, and other rights and privileges of Playa's preferred stock; and market multiples of comparable peer companies.
A summary of the significant assumptions used to estimate the fair value of our preferred investment as of December 31, 2015 and December 31, 2014 are as follows:

	December 31, 2015	December 31, 2014
Expected term	0.75 years	0.75 years
Risk-free Interest Rate	0.57%	0.19%
Volatility	46.0%	43.9%
Dividend Yield	12%	10%
There is inherent uncertainty in our assumptions, and fluctuations in these assumptions will result in different estimates of fair value. The significant unobservable assumptions driving the value of the preferred shares are the enterprise value and the expected term. A 10% change in the enterprise value primarily driven by weighted average cost of capital assumption and financial forecasts may cause the fair value to fluctuate by approximately $25 million. Independent of the enterprise value, a 0.5 year change in the expected term assumption would cause the fair value to fluctuate by approximately $20 million.
As of December 31, 2015 and December 31, 2014, we have investments in held-to-maturity debt securities of $25 million and $17 million, respectively, which are investments in third-party entities that own certain of our hotels. The amortized cost of our investments approximates fair value. The securities are mandatorily redeemable between 2020 and 2025.

5.    PROPERTY AND EQUIPMENT
Property and equipment at cost as of December 31, 2015 and December 31, 2014, consists of the following:

	December 31, 2015	December 31, 2014
Land	$674	$710
Buildings	3,898	3,948
Leasehold improvements	220	226
Furniture, equipment and computers	1,209	1,173
Construction in progress	251	151
	6,252	6,208
Less accumulated depreciation	(2,221)	(2,022)
Total	$4,031	$4,186
Depreciation expense for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 was as follows:

	Years Ended December 31,
	2015	2014	2013
Depreciation Expense	$289	$324	$320
The net book value of capital leased assets at December 31, 2015 and December 31, 2014 is $13 million and $14 million, respectively, which is net of accumulated depreciation of $8 million and $7 million, respectively.
Interest capitalized as a cost of property and equipment was $6 million, $7 million and $8 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively, and is recorded net in interest expense. The years ended December 31, 2015, December 31, 2014 and December 31, 2013 include $5 million, $13 million and $11 million, respectively, recorded to asset impairments on the consolidated statements of income in our owned and leased hotels segment.

6.    FINANCING RECEIVABLES
The two portfolio segments of financing receivables and their balances at December 31, 2015 and December 31, 2014 are as follows:

	December 31, 2015	December 31, 2014
Secured financing to hotel owners	$—	$39
Unsecured financing to hotel owners	120	102
	120	141
Less allowance for losses	(98)	(100)
Less current portion included in receivables, net	(2)	(1)
Total long-term financing receivables, net	$20	$40
During the year ended December 31, 2015, all of our outstanding secured financing receivables to hotel owners were settled. We received net cash proceeds of $26 million, an unsecured financing receivable of $6 million, and preferred equity investments of $7 million. The preferred equity investments include a $6 million held-to-maturity debt security and a $1 million cost method investment, both of which are included within our owned and leased hotels segment. The settlements of the secured financing receivables resulted in a net recovery of $8 million, which has been recognized in other income (loss), net on our consolidated statements of income during the year ended December 31, 2015.

Allowance for Losses and Impairments
The following tables summarize the activity in our financing receivables allowance for the years ended December 31, 2015 and December 31, 2014:

	Secured Financing	Unsecured Financing	Total
Allowance at January 1, 2015	$13	$87	$100
Provisions	3	7	10
Write-offs	(1)	—	(1)
Recoveries	(9)	—	(9)
Other adjustments	(6)	4	(2)
Allowance at December 31, 2015	$—	$98	$98

	Secured Financing	Unsecured Financing	Total
Allowance at January 1, 2014	$13	$83	$96
Provisions	—	6	6
Other adjustments	—	(2)	(2)
Allowance at December 31, 2014	$13	$87	$100
During the year ended December 31, 2013, we recorded provisions of $6 million and $7 million for secured financing to hotel owners and unsecured financing to hotel owners, respectively.
Credit Monitoring
The gross balance of secured financing receivables on non-accrual status was $0 and $39 million as of December 31, 2015 and December 31, 2014, respectively. All secured receivables on non-accrual status as of December 31, 2014 are considered to be impaired loans, of which $13 million has been reserved. As of December 31, 2014, the unpaid principal balance and average loan balance of secured financing receivables was $39 million.
Our unsecured financing receivables are as follows:

	December 31, 2015
	Gross Loan Balance (Principal and Interest)	Related Allowance	Net Financing Receivables	Gross Receivables on Non-Accrual Status
Loans	$15	$—	$15	$—
Impaired loans (1)	58	(58)	—	58
Total loans	73	(58)	15	58
Other financing arrangements	47	(40)	7	40
Total unsecured financing receivables	$120	$(98)	$22	$98
(1) The unpaid principal balance was $42 million and the average recorded loan balance was $55 million as of December 31, 2015.

	December 31, 2014
	Gross Loan Balance (Principal and Interest)	Related Allowance	Net Financing Receivables	Gross Receivables on Non-Accrual Status
Loans	$7	$—	$7	$—
Impaired loans (2)	52	(52)	—	52
Total loans	59	(52)	7	52
Other financing arrangements	43	(35)	8	35
Total unsecured financing receivables	$102	$(87)	$15	$87
(2) The unpaid principal balance was $37 million and the average recorded loan balance was $52 million as of December 31, 2014.

Fair Value—We estimated the fair value of financing receivables to approximate $22 million and $43 million as of December 31, 2015 and December 31, 2014, respectively. For further information on fair value, see Note 2.

	Asset (Liability)
	December 31, 2015
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables
Secured financing to hotel owners	$	$	$—	$—	$
Unsecured financing to hotel owners	22	22	—	—	22

	Asset (Liability)
	December 31, 2014
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Financing receivables
Secured financing to hotel owners	$26	$29	$—	$—	$29
Unsecured financing to hotel owners	15	14	—	—	14

7.    ACQUISITIONS AND DISPOSITIONS
During the year ended December 31, 2015, we did not have any material acquisitions.
Hyatt Regency Lost Pines Resort and Spa—We previously held an 8.2% interest in the entity which owned Hyatt Regency Lost Pines Resort and Spa and adjacent land. Accordingly, we accounted for the investment as an unconsolidated hospitality venture under the equity method. During the year ended December 31, 2014, we purchased the hotel and adjacent land from the joint venture for a net purchase price of approximately $164 million. As part of the acquisition, we assumed debt of $69 million, which includes a $3 million debt premium (see Note 9). This transaction was accounted for as a step acquisition and we recorded a gain of $12 million in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed, which are recorded in our owned and leased hotels segment at the date of acquisition:

Cash and cash equivalents	$7
Receivables	4
Inventories	1
Property and equipment	207
Goodwill	17
Intangibles	4
Deferred tax assets	1
Total assets	$241

Current portion of long-term debt	$4
Current liabilities	8
Long-term debt	65
Total liabilities	77
Total net assets acquired	$164
The purchase price allocation for this acquisition created goodwill of $17 million at the date of acquisition, of which $15 million is deductible for tax purposes. The goodwill is attributable to securing Hyatt's long-term presence in this strategic property. The definite-lived intangibles relate to $4 million of advanced bookings, which were amortized over a useful life of 14 months. See "Like-Kind Exchange Agreements" below, as the purchase of Hyatt Regency Lost Pines Resort and Spa was designated as replacement property in a like-kind exchange.
Park Hyatt New York—During the year ended December 31, 2014, we acquired Park Hyatt New York for a purchase price of approximately $392 million, including $1 million of cash. Of the $391 million net purchase price, significant assets acquired include $386 million of property and equipment, $3 million of inventories, and $2 million of prepaids and other assets, which have been recorded in our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as the purchase of Park Hyatt New York was designated as replacement property in a like-kind exchange.
Grand Hyatt San Antonio—We previously held a 30% interest and had a $7 million investment in the entity which owned Grand Hyatt San Antonio prior to acquisition. Accordingly, we accounted for the investment as an unconsolidated hospitality venture under the equity method. During the year ended December 31, 2013, we purchased the remaining 70% interest in this entity for $16 million and the repayment of $44 million of mezzanine debt that was held at the hospitality venture prior to our acquisition. This transaction has been accounted for as a step acquisition, which resulted in a $1 million loss on our previously held equity investment that was recorded in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income. During the year ended December 31, 2014, we recorded revisions to our initial purchase price allocation.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed, which are primarily recorded in our owned and leased hotels segment at the date of acquisition:

Cash and cash equivalents	$1
Restricted cash	10
Property and equipment	226
Goodwill	7
Intangibles	10
Other assets	11
Total assets	$265

Current liabilities	$11
Deferred tax liability	2
Long-term debt, net of bond discount	186
Total liabilities	199
Total net assets acquired	$66
The purchase price allocation for this acquisition created goodwill of $7 million at the date of acquisition. Goodwill of $12 million is deductible for tax purposes. The definite-lived intangibles are comprised of $9 million of lease related intangibles and $1 million of advanced bookings. The lease related intangibles are being amortized over a weighted average useful life of 79 years and the advanced booking intangibles are being amortized over a useful life of 4 years. As a result of our completion of this step acquisition, we recorded a $2 million reduction to our existing deferred tax asset related to Grand Hyatt San Antonio, resulting in a net deferred tax asset of $5 million, which relates primarily to property and equipment and intangibles. As part of the acquisition, we assumed outstanding Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A and Contract Revenue Bonds, Senior Taxable Series 2005B (see Note 9). We also wrote-off $11 million of management and franchise agreement intangibles, which has been recorded on our consolidated statements of income within our Americas management and franchising segment (see Note 8).
Hyatt Regency Orlando —During the year ended December 31, 2013, we acquired The Peabody in Orlando, Florida for a total purchase price of approximately $716 million.
The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed, which are primarily recorded in our owned and leased hotels segment at the date of acquisition:

Cash and cash equivalents	$2
Prepaids and other current assets	3
Property and equipment	678
Intangibles	39
Total assets	$722

Current liabilities	$6
Total liabilities	6
Total net assets acquired	$716
The $716 million purchase price consists of $678 million of property and equipment and $8 million of definite-lived intangibles, which have been included in our owned and leased hotels segment, and $31 million of definite-lived intangibles, which have been included in our Americas management and franchising segment. The definite-lived intangibles are comprised of $31 million of management agreement intangibles and $8 million of advanced bookings that are being amortized over a useful life of 20 years and 7 years, respectively. The fair value asset allocation determined that the purchase price approximated the fair value of the assets acquired and there was no goodwill. We began managing this property in the year ended December, 31, 2013, as Hyatt Regency Orlando. See "Like-Kind Exchange Agreements" below, as the purchase of Hyatt Regency Orlando was designated as a replacement property in a like-kind exchange.

The Driskill—During the year ended December 31, 2013, we acquired The Driskill hotel in Austin, Texas ("The Driskill") for a purchase price of approximately $85 million. The Driskill has a long-standing presence in a market which we view as a key location for our guests. Due to the iconic nature of the hotel and its membership in the Historic Hotels of America and Associated Luxury Hotels International, we chose to retain The Driskill name. Of the total $85 million purchase price, significant assets acquired consist of $72 million of property and equipment, a $7 million indefinite-lived brand intangible, a $5 million management agreement intangible and $1 million of other assets, which have been included primarily in our owned and leased hotels segment.

Dispositions
Hyatt Regency Indianapolis—During the year ended December 31, 2015, we sold Hyatt Regency Indianapolis for $69 million, net of closing costs, to an unrelated third party, and entered into a long-term franchise agreement with the owner of the property. The sale resulted in a pre-tax gain of $8 million, which has been recognized in gains on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2015. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. As of December 31, 2014, we had classified the assets and liabilities of this property as held for sale on our consolidated balance sheets.
Land Held for Development—During the year ended December 31, 2015, we sold land and construction in progress for $14 million to an unconsolidated hospitality venture in which Hyatt has a 40% ownership interest.
A Hyatt House Hotel—During the year ended December 31, 2015, we sold a select service property for $5 million, net of closing costs, to an unrelated third party resulting in a $1 million pre-tax gain which has been recognized in gains on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2015. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
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
Park Hyatt Toronto—During the year ended December 31, 2014, we sold Park Hyatt Toronto for $88 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of $49 million. The Company entered into a long-term management agreement with the purchaser of the hotel. The gain on sale has been deferred and is being recognized in management and franchise fees over the term of the management contract, within our Americas management and franchising segment. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. Due to Canadian tax regulations, $41 million of the proceeds have been classified as restricted cash on our consolidated balance sheets as of December 31, 2014, of which $31 million remains in restricted cash as of December 31, 2015.
Hyatt Regency Vancouver—During the year ended December 31, 2014, we sold Hyatt Regency Vancouver for $116 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of $64 million. The Company entered into a long-term management agreement with the purchaser of the hotel. The gain on sale has been deferred and is being recognized in management and franchise fees over the term of the management contract, within our Americas management and franchising segment. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. Due to Canadian tax regulations, $46 million of the proceeds have been classified as restricted cash on our consolidated balance sheets as of December 31, 2014, of which $39 million remains in restricted cash as of December 31, 2015.
Hyatt Place, Hyatt House 2014—During the year ended December 31, 2014, we sold thirty-eight select service properties for a total of $581 million, net of closing costs, to an unrelated third party. This transaction resulted in a pre-tax gain of approximately $153 million. The Company entered into long-term franchise agreements with the purchaser of the hotels. The gain has been recognized in gains on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2014. The operating results and financial position of these hotels prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sale of twenty-one of the hotels have been used in a like-kind exchange and proceeds from the sale of six of the hotels were held as restricted for use in a potential like-kind exchange.

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
Hyatt Residential Group—During the year ended December 31, 2014, we sold our vacation ownership business, which included an interest in a joint venture that owns a vacation ownership property in Maui, Hawaii, as well as a full service hotel, to an unrelated third party for approximately $220 million, net of working capital adjustments, resulting in a pre-tax gain of $80 million. The gain has been recognized in gains on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2014. We have entered into a master license agreement with the purchaser and receive recurring annual license fees under this agreement, which are recorded in management and franchise fees within our corporate and other segment on our consolidated statements of income. The operating results and financial position of Hyatt Residential Group prior to the sale remain primarily within our corporate and other segment.
Hyatt, Hyatt Place, Hyatt House 2014—During the year ended December 31, 2014, we sold nine select service properties and one full service property for a total of $311 million, net of closing costs, to an unrelated third party. In connection with the sale, we transferred net cash and cash equivalents of $1 million, resulting in a net sales price of $310 million. We recorded a pre-tax gain of approximately $65 million for the year ended December 31, 2014. The properties will remain Hyatt-branded hotels for a minimum of 25 years under long-term agreements. The gain has been recognized in gains on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2014. The operating results and financial position of these hotels prior to the sales remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sales have been used in a like-kind exchange.
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
Hyatt Place 2013—During the year ended December 31, 2013, we sold four Hyatt Place properties for a total of $68 million, net of closing costs, to an unrelated third party, resulting in a pre-tax gain of approximately $4 million. The Company entered into a long-term management agreements with the purchaser of the hotels. The gain on sale has been deferred and is being recognized in management and franchise fees over the term of the management contracts, within our Americas management and franchising segment. The operating results and financial position of these hotels prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below.
Artwork—During the year ended December 31, 2013, we sold artwork to an unrelated third party and recognized a pre-tax gain of $29 million which was recognized in other income (loss), net on our consolidated statements of income, see Note 20. See "Like-Kind Exchange Agreements" below.
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
In conjunction with the sale of five Hyatt Place properties during the year ended December 31, 2014, we entered into like-kind exchange agreements with a qualified intermediary. Pursuant to the like-kind exchange agreements, the combined net proceeds of $51 million from the sales of these hotels were placed into an escrow account administered by a qualified intermediary. Accordingly, we classified net proceeds of $51 million related to the properties as restricted cash on our consolidated balance sheets as of December 31, 2014. During the year ended December 31, 2015, we released the net proceeds since the identified replacement property was not acquired in order to complete the exchange.
In conjunction with the sale of thirty-eight select service properties during the year ended December 31, 2014, we entered into two separate like-kind exchange agreements with a qualified intermediary for twenty-seven of the select service hotels. During the year ended December 31, 2014, we classified net proceeds of $403 million from the sale of these twenty-seven properties as restricted cash. Of this total, we released net proceeds of $311 million related to twenty-one of the select service hotels from restricted cash as they were utilized as part of the like-kind exchange agreement to acquire Park Hyatt New York. Accordingly, we classified net proceeds of $92 million related to the remaining six properties as restricted cash on our consolidated balance sheets as of December 31, 2014. During the year ended December 31, 2015, we released the net proceeds from restricted cash as the intermediary distributed these funds from escrow to complete the reverse like-kind exchange transaction in connection with the acquisition of Hyatt Regency Lost Pines Resort and Spa.
In conjunction with the 2014 sale of Park Hyatt Washington, we entered into a like-kind exchange agreement with an intermediary. Pursuant to the like-kind exchange agreement, the net proceeds of $97 million from the sale of this hotel were placed into an escrow account administered by a qualified intermediary. During the year ended December 31, 2014, these net proceeds were utilized as part of the like-kind exchange agreement to acquire Hyatt Regency Grand Cypress (see Note 10).

In conjunction with the sale of nine select service properties and one full service property during the year ended December 31, 2014, we entered into a like-kind exchange agreement with a qualified intermediary for seven of the select service hotels. During the year ended December 31, 2014, we recorded and released net proceeds of $232 million from restricted cash as they were utilized as part of the like-kind exchange agreement to acquire Hyatt Regency Orlando.
In conjunction with the 2013 sales of Hyatt Key West, Andaz Napa, Hyatt Regency Denver Tech, Hyatt Regency Santa Clara and Hyatt Fisherman's Wharf, we entered into like-kind exchange agreements with a qualified intermediary. Pursuant to the like-kind exchange agreements, the combined net proceeds of $395 million from the sales of these hotels were placed into an escrow account administered by the qualified intermediary. During the year ended December 31, 2013, $321 million of these net proceeds were utilized in a like-kind exchange agreement to acquire Hyatt Regency Orlando and $74 million of the net proceeds were classified as restricted cash on our consolidated balance sheets as of December 31, 2013. During the year-ended December 31, 2014, the net proceeds of $74 million were released from restricted cash as they were also utilized as part of the like-kind exchange agreement to acquire Hyatt Regency Orlando.
In conjunction with the 2013 sale of Andaz Savannah, we entered into a like-kind exchange agreement with a qualified intermediary. Pursuant to the like-kind exchange agreement, the net proceeds of $42 million from the sale of this hotel were placed into an escrow account administered by a qualified intermediary. During 2013, we released the net proceeds as suitable replacement property was not identified in order to complete the exchange.
During the year ended December 31, 2013, we recorded and released the net proceeds of $23 million from the 2013 sales of two of the four Hyatt Place properties discussed above and released the net proceeds from the 2012 sales of four Hyatt Place properties of $44 million from restricted cash on our consolidated balance sheets, as suitable replacement property was not identified in order to complete the exchange.
In conjunction with the 2013 sale of artwork, we placed proceeds received into restricted cash pursuant to a like-kind exchange agreement administered by a qualified intermediary. We used a portion of the proceeds to fund artwork purchases and released the remaining amount from restricted cash.

8.    GOODWILL AND INTANGIBLE ASSETS
The following is a summary of changes in the carrying amount of goodwill:

	Owned and Leased Hotels	Americas Management and Franchising	Other	Total
Balance as of January 1, 2014
Goodwill	$203	$33	$4	$240
Accumulated impairment losses	(93)	—	—	(93)
Goodwill, net	$110	$33	$4	$147
Activity during the year
Additions	10	—	—	10
Disposals or held for sale	(14)	—	(4)	(18)
Foreign exchange*	(4)	—	—	(4)
Impairment losses	(2)	—	—	(2)
Balance as of December 31, 2014
Goodwill	195	33	—	228
Accumulated impairment losses	(95)	—	—	(95)
Goodwill, net	$100	$33	$—	$133
Activity during the year
Foreign exchange*	(4)	—	—	(4)
Balance as of December 31, 2015
Goodwill	191	33	—	224
Accumulated impairment losses	(95)	—	—	(95)
Goodwill, net	$96	$33	$—	$129
* Foreign exchange translation adjustments related to the goodwill associated with Hyatt Regency Mexico City.
During the year ended December 31, 2014, the acquisition of Hyatt Regency Lost Pines Resort and Spa and adjacent land created goodwill of $17 million (see Note 7) and we revised our initial purchase price allocation related to the acquisition of Grand Hyatt San Antonio, resulting in a $7 million decrease in goodwill (see Note 7). Additionally, during the year ended December 31, 2014, we classified $14 million of goodwill related to Hyatt Regency Indianapolis as held for sale, which was sold in 2015 (see Note 7).

The following is a summary of intangible assets, net:

	December 31, 2015	Weighted Average Useful Lives	December 31, 2014
Management and franchise agreement intangibles	$535	25	$511
Lease related intangibles	136	111	143
Advanced booking intangibles	12	5	12
Brand intangible	7	—	7
Other	8	11	8
	698		681
Accumulated amortization	(151)		(129)
Intangibles, net	$547		$552
Amortization expense relating to intangible assets for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 was as follows:

	Years Ended December 31,
	2015	2014	2013
Amortization Expense	$31	$30	$25
We estimate amortization expense for definite-lived intangibles for the years 2016 through 2020 to be:

Years Ending December 31,
2016	$27
2017	26
2018	24
2019	24
2020	23
During the years ended December 31, 2015, December 31, 2014 and December 31, 2013, we did not record any indefinite-lived intangible asset impairment charges. During the years ended December 31, 2015, December 31, 2014 and December 31, 2013, we recorded the following impairment charges, which are included in asset impairments on the consolidated statements of income:

	Years Ended December 31,
	2015	2014	2013
Goodwill	$—	$2	$—
Definite-lived intangibles	—	2	11
The goodwill impairment charge recognized in 2014 was recorded within our owned and leased hotels segment. During the year ended December 31, 2014, we recorded a $2 million impairment charge of management and franchise agreement intangibles which was recorded within our Americas management and franchising segment. For the year ended December 31, 2013, we wrote-off $11 million of management and franchise agreement intangibles related to the entity that owned Grand Hyatt San Antonio, in connection with our acquisition of the interests in the entity that owned the hotel. This charge has been recorded within our Americas management and franchising segment.

9.    DEBT
Debt as of December 31, 2015 and December 31, 2014 consists of the following:

	December 31, 2015	December 31, 2014
$250 million senior unsecured notes maturing in 2016—3.875%	$250	$250
$196 million senior unsecured notes maturing in 2019—6.875%	196	196
$250 million senior unsecured notes maturing in 2021—5.375%	250	250
$350 million senior unsecured notes maturing in 2023—3.375%	348	348
Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A	125	124
Contract Revenue Bonds, Senior Taxable Series 2005B	60	63
Floating average rate construction loan	65	73
Senior secured term loan	65	68
Revolving credit facility	—	—
Other	—	1
Long-term debt before capital lease obligations	1,359	1,373
Capital lease obligations	16	17
Total long-term debt	1,375	1,390
Less current maturities	(328)	(9)
Total long-term debt, net of current maturities	$1,047	$1,381
Under existing agreements, maturities of debt for the next five years and thereafter are as follows:

Years Ending December 31,
2016	$328
2017	14
2018	15
2019	211
2020	16
Thereafter	791
Total	$1,375
Senior Notes—As of December 31, 2015 and December 31, 2014, we had four series of senior unsecured notes, as further defined below, (the "Senior Notes"). Interest on the Senior Notes is payable semi-annually. We may redeem all or a portion of the Senior Notes at any time at 100% of the principal amount of the Senior Notes redeemed together with the accrued and unpaid interest, plus a make-whole amount, if any. The amount of any make-whole payment depends, in part, on the yield of U.S. Treasury securities with a comparable maturity to the Senior Notes at the date of redemption. A summary of the terms of the Senior Notes, by year of issuance, is as follows:

•
In 2009, we issued $250 million of 5.750% senior notes due 2015, at an issue price of 99.460% (the "2015 Notes"), and $250 million of 6.875% senior notes due 2019, at an issue price of 99.864% (the "2019 Notes"). During the year ended December 31, 2013, we redeemed all of our outstanding 2015 Notes, which included principal plus a make-whole premium of $278 million. During the year ended December 31, 2013, we purchased $54 million aggregate principal amount of 2019 Notes in a cash tender offer at a purchase price of $66 million, which included premiums payable in connection with the cash tender offer. Following the cash tender offer, $196 million aggregate principal amount of 2019 Notes remains outstanding.

•
In 2011, we issued $250 million of 3.875% senior notes due 2016, at an issue price of 99.571% (the "2016 Notes"), and $250 million of 5.375% senior notes due 2021, at an issue price of 99.846% (the "2021 Notes").

•
In 2013, we issued and sold $350 million of 3.375% Senior Notes due 2023 at an issue price of 99.498% (the "2023 Notes" and together with the 2015 Notes, the 2016 Notes, the 2019 Notes and the 2021 Notes, the "Senior Notes"). We received net proceeds of $345 million from the sale of the 2023 Notes, after deducting discounts and offering expenses payable by the Company of approximately $3 million. We used the net proceeds to pay the redemption price in connection with the redemption of the 2015 Notes and to repurchase the 2019 Notes tendered in a cash tender offer, with any remaining proceeds intended to be used for general corporate purposes.

Senior Secured Term Loan—During the year ended December 31, 2014, we acquired Hyatt Regency Lost Pines Resort and Spa and adjacent land from an unconsolidated hospitality venture, and as a result we recorded $69 million of debt, including the $3 million premium, which is being amortized over the life of the loan. The construction loan was originally entered into on August 30, 2004 in the amount of $74 million. The interest on the loan is fixed at a rate of 7.27%, and the loan has a maturity date of June 5, 2016.
Capital Lease Obligation—During the year ended December 31, 2014, we acquired Hyatt Regency Grand Cypress for $191 million after exercising our purchase option which reduced our capital lease obligation. The purchase of Hyatt Regency Grand Cypress was used as a replacement property in a like-kind exchange (see Note 7).
Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A and Contract Revenue Bonds, Senior Taxable Series 2005B —During the year ended December 31, 2013, we acquired our partner's interest in the entity that owned Grand Hyatt San Antonio, and as a result, we consolidated $198 million of bonds, net of the $9 million bond discount, which is being amortized over the life of the bonds. The construction was financed in part by The City of San Antonio, Texas Convention Center Hotel Finance Corporation ("Texas Corporation"), a non-profit local government corporation created by the City of San Antonio, Texas for the purpose of providing financing for a portion of the costs of constructing the hotel. On June 8, 2005, the Texas Corporation issued $130 million of original principal amount Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A ("Series 2005A Bonds") and $78 million of original principal amount Contract Revenue Bonds, Senior Taxable Series 2005B ("Series 2005B Bonds"). The Series 2005A Bonds mature between 2034 and 2039, with interest ranging from 4.75% to 5.00% and the remaining Series 2005B Bonds mature between 2020 and 2028, with interest ranging from 5.1% to 5.31%. The loan payments are required to be funded solely from net operating revenues of the Grand Hyatt San Antonio hotel and in the event that net operating revenues are not sufficient to pay debt service, the Texas Corporation under certain circumstances will be required to provide certain tax revenue to pay debt service on the 2005 Series bonds. The indenture allows for optional early redemption of the Series 2005B bonds subject to make-whole payments at any time with consent from the Texas Corporation and beginning in 2015 for the Series 2005A Bonds. Interest is payable semiannually.
Floating Average Rate Construction Loan —During the year ended December 31, 2012, we obtained a secured construction loan with Banco Nacional de Desenvolvimento Econômico e Social - BNDES ("BNDES") in order to develop a hotel in Brazil. The loan is split into four separate sub-loans with different interest rates for each such sub-loan. All four sub-loans mature in 2023, with options to extend the maturity up to 2031 for sub-loan (a) and (b), subject to the fulfillment of certain conditions. Borrowings under the four sub-loans bear interest at the following rates, depending on the applicable sub-loan (a) the variable rate published by BNDES plus 2.92%, (b) the Brazilian Long Term Interest Rate - TJLP plus 3.92%, (c) 2.5% and (d) the Brazilian Long Term Interest Rate - TJLP, with the interest rates referred to in sub-loans (a) and (b) subject to reduction upon the delivery of certain certifications. On sub-loans (b) and (d), when the TJLP rate exceeds 6%, the amount corresponding to the TJLP portion above 6% is required to be capitalized daily. As of December 31, 2015, the weighted average interest rates for the subloans that we have drawn upon is 8.98%. The outstanding balance of the subloan subject to the interest rate described in (a) above is subject to adjustment on a daily basis based on BNDES’s calculation of the weighted average of exchange rate variations related to foreign currency funds raised by BNDES in foreign currency. As of December 31, 2015, we had borrowed Brazilian Real ("BRL") 260 million, or $65 million. As of December 31, 2014, we had borrowed BRL 193 million, or $73 million, of which BRL 71 million, or $27 million, had not yet been utilized in construction and was therefore held in restricted cash.
Revolving Credit Facility—As of January 6, 2014, we entered into a Second Amended and Restated Credit Agreement with a syndicate of lenders that amended and restated our prior revolving credit facility and provides for a $1.5 billion senior unsecured revolving credit facility that matures in January 2019. Interest rates on outstanding borrowings are either LIBOR-based or based on an alternate base rate, with margins in each case based on our credit rating or, in certain circumstances, our credit rating and leverage ratio. During the year ended December 31, 2015, we had no proceeds and repayments on the revolving credit facility. As of December 31, 2015, the interest rate for a one month LIBOR borrowing would have been 1.680%, or LIBOR of 0.430%, plus 1.250%. There was no outstanding balance on this revolving credit facility at December 31, 2015 or at December 31, 2014. At December 31, 2015 and December 31, 2014, we had entered into various letter of credit agreements for $0 and $9 million, respectively, which reduced our available capacity under the revolving credit facility. The available line of credit on our revolving credit facility at December 31, 2015 was $1.5 billion.
The Company also has a total of $228 million and $56 million of letters of credit issued through additional banks as of December 31, 2015 and December 31, 2014, respectively.
Fair Value—We estimated the fair value of debt, excluding capital leases, which consists of our Senior Notes and other long-term debt. Our Senior Notes and bonds are classified as Level Two due to the use and weighting of multiple market inputs in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities. We estimated the fair value of our other long-term debt instruments using discounted cash flow analysis based on current market inputs for similar types of arrangements. Based upon the lack of availability of market data, we have classified our other long-term debt as Level Three. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value.

	Asset (Liability)
	December 31, 2015
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Debt, excluding capital lease obligations	$(1,359)	$(1,421)	$—	$(1,277)	$(144)

	Asset (Liability)
	December 31, 2014
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Debt, excluding capital lease obligations	$(1,373)	$(1,479)	$—	$(1,319)	$(160)

10.    LEASES
We lease hotels and equipment under a combination of capital and operating leases, which generally require us to pay taxes, maintenance, and insurance. Most of the leases contain renewal options, which enable us to retain use of the facilities in desirable operating areas.
The operating leases for the majority of our leased hotels require the calculation of rental payments to be based on a percentage of the operating profit of the hotel, as defined by contract. As a result, future lease payments related to these leases are contingent upon operating results and are not included in the table below.
Corporate Office Space—During the years ended December 31, 2015, December 31, 2014 and December 31, 2013, we recorded $1 million loss, $0 and $6 million loss, respectively, related to sublease agreements based on terms of our existing master leases, which was recognized within other income (loss), net on the accompanying consolidated statements of income. We have sublease agreements with certain related parties at the Hyatt Center, see Note 17 for further discussion on related-party lease agreements.
The leases for our corporate headquarters expire in 2017 and 2020. During the year ended December 31, 2014, in anticipation of the expiration of these leases, we entered into a new lease within an office building currently under construction nearby for a term of 17 years, commencing on January 1, 2018. The future lease payments related to this new lease are included in the future minimum operating lease payments shown below.
The future minimum lease payments due in each of the next five years and thereafter are as follows:

Years Ending December 31,	Operating Leases	Capital Leases
2016	$41	$3
2017	39	2
2018	33	2
2019	38	2
2020	28	2
Thereafter	474	10
Total minimum lease payments	$653	$21
Less amount representing interest		5
Present value of minimum lease payments		$16

A summary of rent expense from continuing operations for all operating leases is as follows:

	Years Ended December 31,
	2015	2014	2013
Minimum rentals	$34	$35	$32
Contingent rentals	53	49	47
Total	$87	$84	$79
During the year ended December 31, 2014, we exercised our option to purchase Hyatt Regency Grand Cypress for $191 million. This purchase reduced our total capital lease obligations (see Note 9).
The Company leases retail space at its owned hotel locations under operating leases. The future minimum lease receipts scheduled to be received in each of the next five years and thereafter are as follows:

Years Ending December 31,
2016	$22
2017	19
2018	15
2019	10
2020	9
Thereafter	61
Total minimum lease receipts	$136

11.    EMPLOYEE BENEFIT PLANS
Defined Benefit Plans—We sponsor supplemental executive retirement plans consisting of funded and unfunded defined benefit plans for certain former executives. Retirement benefits are based primarily on the former employees’ salary, as defined, and are payable upon satisfaction of certain service and age requirements as defined by the plans.
The following table shows the change in benefit obligation as of December 31, 2015 and December 31, 2014 (the measurement dates), for the unfunded U.S. plan. As of December 31, 2015 and December 31, 2014 we had no plan assets related to the unfunded U.S. plan.

	December 31, 2015	December 31, 2014
Change in benefit obligation:
Benefit obligation—beginning of year	$20	$19
Interest cost	1	1
Actuarial (gain) loss	1	1
Benefits paid	(1)	(1)
Benefit obligation—end of year	$21	$20
Accumulated benefit obligation	$21	$20
Amounts recognized in the consolidated balance sheets as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Accrued current benefit liability	$(1)	$(1)
Accrued long-term benefit liability	(20)	(19)
Funded status	$(21)	$(20)
Amounts recognized in accumulated other comprehensive loss of the unfunded U.S. defined benefit plan at December 31, 2015 and December 31, 2014, consist entirely of unrecognized net losses of $9 million and $8 million, respectively.
There are estimated to be insignificant amounts of unrecognized net losses that will be amortized into net periodic benefit cost over the next fiscal year.

The weighted average assumptions used in the measurement of our benefit obligation as of December 31, 2015 and December 31, 2014, for the unfunded U.S. plan are as follows:

	December 31, 2015	December 31, 2014
Discount rate	3.90%	3.65%
The weighted average assumptions used in the measurement of our net cost as of December 31, 2015, December 31, 2014, and December 31, 2013, for the unfunded U.S. plan are as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
Discount rate	3.65%	4.40%	3.50%
Rate of compensation increase	—%	—%	—%
As of December 31, 2015, the benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter, are disclosed below. The expected benefits are estimated based on the same assumptions used to measure our benefit obligation at the end of the year and include benefits attributable to estimated future employee service as follows:

Years Ending December 31,
2016	$1
2017	1
2018	1
2019	1
2020	1
2021-2025	6
Total	$11
Defined Contribution Plans—We provide retirement benefits to certain eligible employees under the Retirement Savings Plan (a qualified plan under Internal Revenue Code Section 401(k)), the Field Retirement Plan (a nonqualified plan), and other similar plans. We record expenses related to the Retirement Savings Plan based on a percentage of eligible employee contributions on stipulated amounts; a substantial portion of these contributions are included in the other revenues from managed properties and other costs from managed properties lines in the consolidated statements of income as the costs of these programs are largely related to employees located at lodging properties managed by us and are therefore paid for by the property owners. Refer to the table below for costs related to these plans.
Deferred Compensation Plans—We provide nonqualified deferred compensation for certain employees through the Amended and Restated Hyatt Corporation Deferred Compensation Plan ("DCP"). Contributions and investment elections are determined by the employees. The Company also provides contributions according to preestablished formulas. A portion of these contributions relate to hotel property level employees, which are reimbursable to us and are included in the other revenues from managed properties and other costs from managed properties in the consolidated statements of income. As of December 31, 2015 and December 31, 2014, the DCP is fully funded through a rabbi trust. The assets of the DCP are primarily invested in mutual funds, which are recorded in other assets in the consolidated balance sheets (see Note 4). The related deferred compensation liability is recorded in other long-term liabilities (see Note 12). Refer to the table below for costs related to the DCP.

	Years Ended December 31,
	2015	2014	2013
Defined benefit plan	$1	$1	$1
Defined contribution plans	35	35	33
Deferred compensation plans	4	5	5
Employee Stock Purchase Program—In 2010, the Company’s stockholders approved the Hyatt Hotels Corporation Employee Stock Purchase Program ("ESPP"), which is designed to qualify under Section 423 of the Internal Revenue Code. The ESPP provides eligible employees with the opportunity to purchase shares of the Company’s common stock on a quarterly basis through payroll deductions at a price equal to 95% of the fair market value on the last trading day of each quarter. Enrollment occurs prior to the commencement of the quarter with elections being deducted from payroll during the quarter and the actual purchase of stock is completed subsequent to the quarter close. At the inception of the plan there were 1,000,000 shares reserved for issuance under the ESPP which has been deemed to be non-compensatory. Approximately 69,000 shares and 56,000 shares were issued under the ESPP during 2015 and 2014, respectively.

Multi-Employer Pension Plans—Certain employees are covered by union sponsored multi-employer pension plans pursuant to agreements between us and various unions. Our participation in these plans is outlined in the table below:

		Pension Protection Act Zone Status		Contributions
Pension Fund	EIN/Pension Plan Number	2015	2014	2015	2014	2013
New York Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund	13-1764242/001	Green (1)	Green (2)	$4	$4	$4
National Retirement Fund	13-6130178/001	Red (1)	Red (2)	3	3	3
Other Funds	Various			4	5	4
Total Contributions				$11	$12	$11
(1) As of January 1, 2015
(2) As of January 1, 2014
Eligible employees at our owned hotels in New York City participate in the New York Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund. Our contributions to this fund are based on a percentage of all union employee wages as dictated by the collective bargaining agreement that expires on June 30, 2026. Our contributions did not exceed 5% of the total contributions to the pension fund in 2015, 2014, or 2013. The pension fund has implemented a funding improvement plan and we have not paid a surcharge.
Eligible employees at our owned hotels in Atlanta and Chicago participate in the National Retirement Plan. Our contributions to this plan are based on a percentage of all union employee wages as dictated by collective bargaining agreements that expire at various dates through August 31, 2018. Our contributions did not exceed 5% of the total contributions to the pension fund in 2014 or 2013. At the date these financial statements were issued, Forms 5500 for the National Retirement Plan were not available for the plan year ending in 2015 and therefore we were not able to confirm that our contributions did not exceed 5% of the total contributions. The pension fund has implemented a funding improvement plan and we have not paid a surcharge.
Multi-Employer Health Plans—Certain employees are covered by union sponsored multi-employer health plans pursuant to agreements between us and various unions. The plan benefits can include medical, dental and life insurance for eligible participants and retirees. Our contributions to these plans, which were expensed during 2015, 2014, and 2013, were approximately $15 million, $12 million, and $12 million, respectively.

12.    OTHER LONG-TERM LIABILITIES
Other long-term liabilities consist of the following:

	December 31, 2015	December 31, 2014
Deferred gains on sales of hotel properties	$367	$383
Deferred compensation plans (see Note 11)	333	341
Hyatt Gold Passport Fund (see Note 2)	280	284
Guarantee liabilities (see Note 14)	120	110
Deferred income taxes (see Note 13)	59	66
Other accrued income taxes (see Note 13)	127	62
Defined benefit plans (see Note 11)	20	19
Other	141	136
Total	$1,447	$1,401

13.    INCOME TAXES
Our tax provision includes federal, state, local, and foreign income taxes. The domestic and foreign components of income before income taxes for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 are as follows:

	Years Ended December 31,
	2015	2014	2013
U.S. income before tax	$119	$493	$256
Foreign income before tax	75	32	65
Income before income taxes	$194	$525	$321
The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 is comprised of the following:

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$134	$164	$85
State	18	7	14
Foreign	21	36	24
Total Current	$173	$207	$123
Deferred:
Federal	$(78)	$(10)	$(11)
State	(20)	(6)	9
Foreign	(5)	(12)	(5)
Total Deferred	$(103)	$(28)	$(7)
Total	$70	$179	$116
The following is a reconciliation of the statutory federal income tax rate to the effective tax rate from continuing operations:

	Years Ended December 31,
	2015	2014	2013
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal tax benefit	3.5	3.4	4.8
Impact of foreign operations (excluding unconsolidated hospitality ventures losses)	(13.8)	0.9	(1.3)
Foreign unconsolidated hospitality ventures losses	10.0	0.8	0.9
Tax contingencies	(1.5)	(2.6)	0.2
Change in valuation allowances	3.1	(1.0)	—
Adjustments to deferred tax assets	1.2	(1.5)	—
General business credits	(1.9)	(0.4)	(1.3)
Equity based compensation	(0.5)	0.4	1.1
Other	1.1	(0.9)	(3.2)
Effective income tax rate	36.2%	34.1%	36.2%
The 2015 effective tax rate is higher than the U.S. statutory rate of 35% primarily due to the effect of state taxes on operations of $7 million and the effect of certain foreign unconsolidated hospitality ventures losses that are not fully benefited. These increases in the effective tax rate are partially offset by a benefit related to foreign operations and a net $3 million benefit related to tax contingencies. The tax benefit related to foreign operations is primarily driven by a foreign tax rate differential related to our operations in Switzerland and Hong Kong as a result of the global transfer pricing changes implemented during the year to better align the Company's transfer pricing with the Company's global business operating model. The $3 million benefit related to tax contingencies is derived primarily from a benefit of $10 million (including $5 million of interest and penalties) due to statute expiration on state and foreign tax filing positions and an expense of $7 million due to an uncertain tax position recorded during 2015 related to transfer pricing positions.
The 2014 effective tax rate is lower than the U.S. statutory rate of 35% primarily due to a net $14 million benefit related to tax contingencies, and an $8 million benefit for an adjustment to certain deferred tax assets. These benefits are partially offset by the effect of state taxes on U.S. earnings. The $14 million benefit related to tax contingencies is derived primarily from a benefit of $13 million (including $7 million of interest and penalties) due to statute expiration on state tax filing positions, an expense of $5 million due to an uncertain tax position recorded during 2014 related to an accrual of a position taken on a prior year tax return and a benefit of $4 million related to the expiration of statutes in foreign jurisdictions.
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
The components of the net deferred tax asset from continuing operations at December 31, 2015 and December 31, 2014 are comprised of the following:

	December 31, 2015	December 31, 2014
Deferred tax assets related to:
Employee benefits	$196	$181
Foreign and state net operating losses and credit carryforwards	34	37
Investments	70	59
Allowance for uncollectible assets	36	36
Intangibles	4	8
Deferred gains on sales of hotel properties	142	149
Hyatt Gold Passport Fund	81	21
Interest and state benefits	2	4
Unrealized investment losses	5	5
Other	50	55
Valuation allowance	(17)	(15)
Total deferred tax asset	$603	$540
Deferred tax liabilities related to:
Property and equipment	$(258)	$(312)
Investments	(33)	(33)
Unrealized gains	(45)	(23)
Prepaid expenses	(13)	(11)
Other	(12)	(7)
Total deferred tax liabilities	$(361)	$(386)
Net deferred tax assets	$242	$154
Recognized in the balance sheet as:
Deferred tax assets—current	$—	$26
Deferred tax assets—noncurrent	301	196
Deferred tax liabilities—current	—	(2)
Deferred tax liabilities—noncurrent	(59)	(66)
Total	$242	$154
Significant changes to our deferred tax assets and liabilities during 2015 includes an increase of $60 million due to a deferred tax asset recorded in conjunction with an uncertain tax position accrual related to the U.S. tax treatment of the Hyatt Gold Passport Fund and book depreciation in excess of tax depreciation related to property and equipment of $54 million. This is partially offset by an increase in unrealized gains related to our preferred investment recorded to other comprehensive income (loss). Additional significant changes relate to the recording of employee benefit costs that are not currently deductible.

Consistent with our early adoption of ASU 2015-17, on a prospective basis, the deferred tax assets and deferred tax liabilities in the table above have been reclassified as noncurrent deferred tax assets and noncurrent deferred tax liabilities, respectively (see Note 2). Since we adopted the ASU on a prospective basis, the 2014 balances above have not been restated.
Significant changes to our deferred tax assets and liabilities during 2014 include an increase of $18 million primarily due to the impact of the implementation of the tangible property regulations, tax deferred gains related to like-kind exchanges in excess of book deferred gains on dispositions of hotel assets, and other fixed asset related items. Additional significant changes relate to recording employee benefit costs that are not currently deductible along with utilization of foreign tax credits and state tax operating loss carryforwards.
As of December 31, 2015, we have determined that undistributed net earnings of $422 million of certain foreign subsidiaries are indefinitely reinvested in jurisdictions outside the United States. These earnings are being used to fund our development pipeline and any recurring capital expenditures related to jurisdictions outside the United States. These earnings could become subject to additional taxes if remitted as dividends, loaned to a U.S. affiliate, or if we sold our interest in the affiliates; the resulting U.S. income tax liabilities could be offset, in whole or in part, by credits allowable for taxes paid to foreign jurisdictions. The actual tax costs would depend on the income tax laws and circumstances at the time of the realization events; determination of the potential net liability is not practicable due to the complexities of the hypothetical calculation. We continue to provide deferred taxes, as required, on the undistributed earnings of foreign subsidiaries and unconsolidated affiliates that are not indefinitely reinvested.
As of December 31, 2015, we have $147 million gross ($30 million deferred tax asset) of future tax benefits related to foreign and state net operating losses and $4 million of benefits related to federal and state credits. A portion of these operating losses will begin to expire in 2016 and continue through 2035. However, $62 million of these gross net operating losses ($14 million deferred tax asset), which are primarily foreign, have no expiration date and may be carried forward indefinitely.
A valuation allowance of $17 million is recorded for certain net operating losses, deferred tax assets and credits, as we do not believe it is more likely than not that we will be able to realize these tax benefits.
Total unrecognized tax benefits as of December 31, 2015 and December 31, 2014 were $110 million and $40 million, respectively, of which $21 million and $20 million, respectively, would impact the effective tax rate if recognized. It is reasonably possible that a reduction of up to $2 million of unrecognized tax benefits could occur within twelve months resulting from the expiration of certain tax statutes of limitations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31, 2015 and December 31, 2014 is as follows:

	2015	2014
Unrecognized tax benefits—beginning balance	$40	$53
Total increases—current period tax positions	13	2
Total (decreases) increases—prior period tax positions	69	(8)
Settlements	—	(2)
Lapse of statute of limitations	(8)	(3)
Foreign currency fluctuation	(4)	(2)
Unrecognized tax benefits—ending balance	$110	$40
For 2015, the net increase in uncertain tax positions is $70 million. The current period increase of $13 million is primarily driven by a $7 million accrual related to transfer pricing positions taken in the current year. The increase in prior period tax positions of $69 million primarily relates to an accrual of $60 million for the U.S. tax treatment of the Hyatt Gold Passport Program, as well as recording a long-term receivable related to a cross jurisdictional tax contingency. The aforementioned increases are partially offset by a decrease of $8 million due to statute expirations on various state and foreign tax filing positions.
For 2014, the net decrease in prior period positions primarily relates to a decrease of $10 million due to statute expiration on state tax filing positions, partially offset by an increase of $5 million due to an accrual of a position taken on a prior year tax return.
We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total gross accrued interest and penalties were $19 million and $24 million as of December 31, 2015 and December 31, 2014, respectively.

The amount of interest and penalties recognized as a component of income tax expense in 2015 was a benefit of $2 million. This amount is comprised of a benefit of $5 million resulting from the release of interest and penalties due to state and foreign tax statute expirations and an additional interest and penalty accrual of $3 million on federal, state and foreign tax matters.
The amount of interest and penalties recognized as a component of income tax expense in 2014 was a benefit of $9 million. This amount is comprised of a benefit of $8 million resulting from the release of interest due to state tax statute expirations and an additional benefit of $1 million related to certain federal and foreign tax matters.
The statute of limitations expired on December 31, 2015 for tax years ended December 31, 2006 and December 31, 2007 for the Company's U.S. federal income tax returns. Our 2009, 2010, and 2011 federal income tax returns are currently at appeals with the IRS for various items on which we did not reach an agreement. Consents have been signed with the IRS extending these statutes until December 31, 2017. Additionally, for the years ended December 31, 2005 and December 31, 2008, the statute remains open for the net operating losses and general business credits that would be computationally impacted by the items in appeals for 2009-2011. In connection with the 2009-2011 audit, we received a Notice of Proposed Adjustment ("NOPA") during the third quarter of 2015 related to the tax treatment of the Hyatt Gold Passport Fund. The IRS is asserting that the Company should recognize income in the amount of the cash received by the fund and defer the tax deduction relating to the outstanding future rewards redemption liability until cash payments are made from the program. The Company disagrees with the NOPA and filed a formal appeal in the fourth quarter of 2015 after receipt of the 30 day letter from the IRS. The NOPA, if sustained, would result in an additional current tax liability of $129 million (including interest of $30 million) that would be primarily offset by a deferred tax asset and, therefore, only a portion of the related interest would have an impact on the effective tax rate if recognized.
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

14.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:
Commitments—As of December 31, 2015, we are committed, under certain conditions, to lend or invest up to $149 million, net of any related letters of credit, in various business ventures.
Performance Guarantees—Certain of our contractual agreements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels, see Note 2.
Our most significant performance guarantee relates to four managed hotels in France that we began managing in the second quarter of 2013 ("the four managed hotels in France"), which has a term of 7 years, with approximately 4 ½ years remaining, and does not have an annual cap. The remaining maximum exposure related to our performance guarantees at December 31, 2015 was $400 million, of which €344 million ($374 million using exchange rates as of December 31, 2015) related to the four managed hotels in France.
We had total net guarantee liabilities of $97 million and $111 million at December 31, 2015 and December 31, 2014, respectively, which included $81 million and $103 million recorded in other long-term liabilities and $16 million and $8 million in accrued expenses and other current liabilities on our consolidated balance sheets, respectively. Our total guarantee liabilities are comprised of the fair value of the guarantee obligation liabilities recorded upon inception, net of amortization and any separate contingent liabilities, net of cash payments. Performance guarantee expense or income and income from amortization of the guarantee obligation liabilities are recorded in other income (loss), net on the consolidated statements of income, see Note 20.

The following table details the total performance guarantee liability (inclusive of the initial guarantee liability, net of amortization and the contingent liability, net of cash payments):

	The Four Managed Hotels in France		Other Performance Guarantees		All Performance Guarantees
	2015	2014	2015	2014	2015	2014
Beginning balance, January 1	$106	$123	$5	$6	$111	$129
Amortization of initial guarantee obligation liability into income	(10)	(6)	(2)	(1)	(12)	(7)
Performance guarantee expense (income), net	28	19	(1)	4	27	23
Net (payments) receipts during the year	(20)	(18)	2	(4)	(18)	(22)
Foreign currency exchange, net	(11)	(12)	—	—	(11)	(12)
Ending balance, December 31	$93	$106	$4	$5	$97	$111
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. As of December 31, 2015 and December 31, 2014, there were no amounts recorded in accrued expenses and other current liabilities related to these performance test clauses.
Debt Repayment Guarantees—We have entered into various debt repayment guarantees primarily related to our unconsolidated hospitality venture investments and certain managed hotels. As of December 31, 2015, we had a $39 million liability representing the carrying value of these guarantees, net of amortization recorded within other long-term liabilities on our consolidated balance sheets. During the year ended December 31, 2015, our unconsolidated hospitality venture in India refinanced its outstanding debt and we executed a debt repayment guarantee with the third party lender in order to obtain a more favorable borrowing rate. We recorded a $27 million guarantee liability, with the portion representing our ownership share, capitalized to our investment balance and the remaining $13 million recorded to equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income. Included within debt guarantees are the following:

Property Description	Maximum Guarantee Amount	Amount Recorded at December 31, 2015	Amount Recorded at December 31, 2014	Year of Guarantee Expiration
Hotel properties in India	$170	$27	$—	2020
Hotel property in Brazil	74	4	2	2020
Vacation ownership property	44	—	—	2016
Hotel property in Minnesota	25	2	3	2018
Hotel property in Arizona	23	3	—	2019
Hotel property in Hawaii	18	3	1	2017
Hotel property in Colorado	15	—	1	2016
Other	22	—	—	various, through 2020
Total Debt Repayment Guarantees	$391	$39	$7
With respect to debt repayment guarantees related to certain unconsolidated hospitality venture properties, the Company has agreements with its respective partners that require each partner to pay a pro rata portion of the guarantee amount based on each partner’s ownership percentage. In relation to the vacation ownership property debt repayment guarantee, for which we no longer have an investment in the unconsolidated venture, we have the ability to fully recover from third parties any amounts we may be required to fund. Assuming successful enforcement of these agreements with our respective partners and third parties, our maximum exposure under the various debt repayment guarantees as of December 31, 2015 would be $262 million. Additionally, with respect to the debt repayment guarantee associated with the hotel properties in India, we have the ability to recover all amounts funded under the guarantee from the unconsolidated hospitality venture, in which we have a 50% ownership interest. Furthermore, under certain conditions as stated in the agreements, we can force the sale of the hospitality venture's assets in order to recover any amounts funded under the guarantee.

Insurance—The Company obtains commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property and other miscellaneous coverages. A portion of the risk is retained on a self insurance basis primarily through a U.S. based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductible and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Losses estimated to be paid within twelve months are $35 million and $24 million as of December 31, 2015 and December 31, 2014, respectively, and are classified within accrued expenses and other current liabilities on the consolidated balance sheets, while losses expected to be payable in later periods are $57 million and $63 million as of December 31, 2015 and December 31, 2014, respectively, and are included in other long-term liabilities on the consolidated balance sheets. At December 31, 2015, standby letters of credit amounting to $7 million had been issued to provide collateral for the estimated claims, which are guaranteed by us. For further discussion, see the "—Letters of Credit" section of this footnote.
At December 31, 2015, we have recorded a $3 million liability related to our estimated exposure for a cyber security malware issue that occurred in 2015. We maintain a separate cyber security insurance policy with a deductible of $3 million and expect our exposure to be significantly less than our maximum insurance coverage.
Collective Bargaining Agreements—At December 31, 2015, approximately 27% of our U.S. based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe that our employee relations are good.
Surety Bonds—Surety bonds issued on our behalf totaled $23 million at December 31, 2015 and primarily relate to workers’ compensation, taxes, licenses, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf as of December 31, 2015 totaled $228 million, which relate to our ongoing operations and securitization of our performance under our debt repayment guarantee associated with the hotel properties in India, which is only called upon if we default on our guarantee. The $228 million letters of credit outstanding do not reduce the available capacity under our revolving credit facility (see Note 9).
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

15.    STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Common Stock—At December 31, 2015, Pritzker family business interests beneficially owned, in the aggregate, approximately 77.1% of our Class B common stock, representing approximately 62.0% of the outstanding shares of our common stock and approximately 75.3% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests are able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors and other significant corporate transactions. While the voting agreements are in effect, they may provide our board of directors with effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. Pursuant to the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, the Pritzker family business interests have agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock. In addition, other stockholders, including entities affiliated with Goldman, Sachs & Co. and Madrone GHC, LLC, beneficially own, in the aggregate, approximately 22.9% of our outstanding Class B common stock, representing approximately 18.4% of the outstanding shares of our common stock and approximately 22.4% of the total voting power of our outstanding common stock. Pursuant to the 2007 Stockholders’ Agreement, these entities have also agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock.
Share Repurchase— During 2015, 2014, and 2013 the Company's board of directors authorized the repurchase of up to $400 million, $700 million, and $400 million respectively, of the Company's common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion. The common stock repurchase program applies to the Company’s Class A common stock and/or the Company’s Class B common stock. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. On February 11, 2016, the Company's board of directors authorized the repurchase of up to an additional $250 million of the Company's common stock. See Note 21 for further details regarding the 2016 share repurchase plan.
During 2015 and 2014, the Company repurchased 13,199,811 and 7,693,326 shares of common stock, respectively. These shares of common stock were repurchased at a weighted average price of $54.17 and $57.79 per share, respectively, for an aggregate purchase price of $715 million and $445 million, respectively, excluding related expenses that were insignificant in both periods. Of the $445 million aggregate purchase price during the year ended December 31, 2014, $443 million was settled in cash during the period. The shares repurchased during 2015 represented approximately 9% of the Company's total shares of common stock outstanding as of December 31, 2014. The shares repurchased during 2014 represented approximately 5% of the Company's total shares of common stock outstanding as of December 31, 2013. The shares of Class A common stock that were repurchased on the open market were retired and returned to the status of authorized and unissued while the shares of Class B common stock that were repurchased were retired and the total number of authorized Class B shares was reduced by the number of shares repurchased. As of December 31, 2015, we had $129 million remaining under the current share repurchase authorization.
Treasury Stock Retirement— During 2015, the Company retired 195,423 shares of treasury stock. These shares were retired at a weighted-average price of $43.41 resulting in an $8 million reduction in treasury stock. The retired shares of treasury stock were returned to the status of authorized and unissued.

Accumulated Other Comprehensive Loss—The following table details the accumulated other comprehensive loss activity for the years ended December 31, 2015 and December 31, 2014, respectively.

	Balance at January 1, 2015	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss (a)	Balance at December 31, 2015
Foreign currency translation adjustments	$(155)	$(123)	$21	$(257)
Unrealized gain on AFS securities	6	33	—	39
Unrecognized pension cost	(5)	(2)	—	(7)
Unrealized gain (loss) on derivative instruments	(6)	1	—	(5)
Accumulated Other Comprehensive Loss	$(160)	$(91)	$21	$(230)
(a) Foreign currency translation adjustments, net of a tax impact of $0, reclassified from accumulated other comprehensive loss were recognized within equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income.

	Balance at January 1, 2014	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss (b)	Balance at December 31, 2014
Foreign currency translation adjustments	$(62)	$(86)	$(7)	$(155)
Unrealized gain (loss) on AFS securities	6	—	—	6
Unrecognized pension cost	(5)	—	—	(5)
Unrealized gain (loss) on derivative instruments	(7)	1	—	(6)
Accumulated Other Comprehensive Loss	$(68)	$(85)	$(7)	$(160)
(b) Foreign currency translation adjustments, net of a tax impact of $0, reclassified from accumulated other comprehensive loss were recognized as a deferred gain within other long-term liabilities on the consolidated balance sheets when we sold a hotel and substantially liquidated the entity.

16.    STOCK-BASED COMPENSATION
As part of our LTIP, we award Stock Appreciation Rights ("SARs"), Restricted Stock Units ("RSUs") and Performance Vesting Restricted Stock ("PSSs") to certain employees. Compensation expense and unearned compensation presented below exclude amounts related to employees of our managed hotels and other reimbursed employees as this expense has been and will continue to be reimbursed by our third-party hotel owners and is recorded on the lines other revenues from managed properties and other costs from managed properties on our consolidated statements of income. Compensation expense (income) included in selling, general, and administration expense on our consolidated statements of income related to these awards for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 was as follows:

	Years Ended December 31,
	2015	2014	2013
SARs	$9	$19	$8
RSUs	17	31	17
PSSs	(3)	4	3
The year ended December 31, 2015 includes a reversal of previously recorded compensation expense based on our current assessment of expected achievement relative to the applicable performance target related to certain PSS awards.
The year ended December 31, 2014 includes a nonrecurring expense of $23 million, a portion of which relates to prior periods for grants made to certain individuals. The nonrecurring expense for SARs and RSUs shown in the table above for the year ended December 31, 2014 amounted to $10 million and $13 million, respectively, of which $22 million is recorded in selling, general, and administrative expenses on our consolidated statements of income.

The expected income tax benefit to be realized at the time of vest related to these awards for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 was as follows:

	Years Ended December 31,
	2015	2014	2013
SARs	$3	$7	$3
RSUs	5	8	6
PSSs	(1)	2	1
Stock Appreciation Rights—Each vested SAR gives the holder the right to the difference between the value of one share of our Class A common stock at the exercise date and the value of one share of our Class A common stock at the grant date. Vested SARs can be exercised over their life as determined in accordance with the LTIP. All SARs have a 10-year contractual term, are settled in shares of our Class A common stock and are accounted for as equity instruments.
The following table sets forth a summary of the SAR grants in 2015, 2014, and 2013:

Grant Date	SARs Granted	Per SAR Value at Date of Grant	Vesting Period		Vesting Start Month
March 2015	380,604	$20.64	25	% annually	March 2016
March 2015	41,373	24.17	50	% annually	March 2018
February 2015	39,401	25.38	100	% at vest	March 2018
February 2014	327,307	22.57	25	% annually	March 2015
March 2013	472,003	17.95	25	% annually	March 2014
March 2013	54,914	18.21	100	% at vest	March 2017
The weighted average grant date fair value for the awards granted in 2015, 2014, and 2013 was $21.36, $22.57, and $17.98, respectively.
The fair value of each SAR was estimated based on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	2015	2014	2013
Exercise Price	$56.57	$49.39	$43.44
Expected Life in Years	6.309	6.290	6.330
Risk-free Interest Rate	1.63%	1.93%	1.18%
Expected Volatility	35.39%	44.32%	40.67%
Annual Dividend Yield	—%	—%	—%
As of December 31, 2015 we used an estimated forfeiture rate of 0% because only a small group of executives received these grants and we have limited data on which to base these estimates. We record the compensation expense for SARs on a straight-line basis from the date of grant. The exercise price of these SARs was the fair value of our common stock at the grant date, based on a valuation of the Company prior to the IPO, or the closing share price on the date of grant (as applicable). Due to a lack of historical exercise information the expected life was estimated based on the midpoint between the vesting period and the contractual life of each SAR. The risk-free interest rate was based on U.S. Treasury instruments with similar expected life. The Company calculates volatility using a blend of our trading history and an average historical volatility of our peer group over a time period consistent with our expected term assumption.

A summary of employee SAR activity as of December 31, 2015, and changes during 2015, are presented below:

	SAR Units	Weighted Average Exercise Price (in whole dollars)	Weighted Average Contractual Term
Outstanding at December 31, 2014:	3,465,584	$46.37	5.42
Granted	461,378	56.57	9.22
Exercised	(50,025)	42.73	1.63
Outstanding at December 31, 2015:	3,876,937	$47.63	5.03
Exercisable as of December 31, 2015:	2,812,948	$46.64	3.83
The total intrinsic value of SARs outstanding at December 31, 2015 was $16 million and the total intrinsic value for exercisable SARs was $15 million as of December 31, 2015.
Restricted Stock Units—Each vested RSU will be settled with a single share of our Class A common stock with the exception of insignificant portions of the March 2015, February 2014, March 2013, and June 2013 awards which will be settled in cash. The value of the RSUs was based upon the fair value of our common stock at the grant date, based upon a valuation of the Company prior to IPO, or the closing stock price of our Class A common stock for the December 2009 award and all subsequent awards. Awards issued prior to our November 2009 IPO are deferred in nature and will be settled once all tranches of the award have fully vested or otherwise as provided in the relevant agreements, while all awards issued in December 2009 and later will be settled as each individual tranche vests under the relevant agreements. The following table sets forth a summary of the employee RSU grants in 2015, 2014, and 2013:

Grant Date	RSUs	Value	Total Value (in millions)	Vesting Period
December 2015	4,089	$48.90	$—	4 years
September 2015	3,898	51.30	—	3 years
September 2015	8,576	51.30	—	4 years
May 2015	23,746	58.95	1	4 years
March 2015	380,939	56.27	21	4 years
February 2015	29,278	59.77	2	4 years
September 2014	2,452	61.17	—	4 years
February 2014	376,328	49.39	19	4 years
December 2013	2,132	46.90	—	4 years
September 2013	13,082	45.86	1	4 years
June 2013	2,218	40.56	—	4 years
March 2013	453,356	43.44	20	4 years
We record compensation expense for RSUs over the requisite service period of the individual grantee. Our estimated forfeiture rate is 3% for RSUs. In certain situations we also grant cash-settled RSUs which are recorded as a liability instrument. The liability and related expense for granted cash-settled RSUs are insignificant as of and for the year ended December 31, 2015.
A summary of the status of the nonvested employee restricted stock unit awards outstanding under the LTIP as of December 31, 2015 is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value (in whole dollars)
Nonvested at December 31, 2014:	1,070,638	$43.60
Granted	450,526	56.43
Vested	(462,393)	41.54
Forfeited or canceled	(44,197)	48.61
Nonvested at December 31, 2015:	1,014,574	$50.02
The total intrinsic value of nonvested RSUs as of December 31, 2015 was $48 million.

Performance Vesting Restricted Stock—The Company has granted PSSs to certain executive officers. The number of PSSs that will ultimately vest with no further restrictions on transfer depends upon the performance of the Company at the end of the applicable three year performance period relative to the applicable performance target. The PSSs vest in full if the maximum performance metric is achieved. At the end of the performance period, the PSSs that do not vest will be forfeited. The PSSs will vest at the end of the performance period only if the performance threshold is met; there is no interim performance metric.
The following table sets forth a summary of PSS grants in 2015, 2014, and 2013:

Year Granted	PSSs Granted	Weighted Average Grant Date Fair Value (in whole dollars)	Performance Period	Performance Period Start Date
2015	146,902	$56.27	3 years	January 1, 2015
2014	162,906	$49.39	3 years	January 1, 2014
2013	218,686	$43.44	3 years	January 1, 2013
There were $3 million in forfeitures for the year ended December 31, 2015. As of December 31, 2015 the total intrinsic value of nonvested PSSs if target performance is achieved was $3 million.
Unearned Compensation—Our total unearned compensation for our stock-based compensation programs as of December 31, 2015 was $3 million for SARs, $15 million for RSUs and $3 million for PSSs, which is expected to be recorded to compensation expense as follows:

	2016	2017	2018	2019	Total
SARs	$2	$1	$—	$—	$3
RSUs	7	5	2	1	15
PSSs	2	1	—	—	3
Total	$11	$7	$2	$1	$21

17.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the notes to the consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Leases —Our corporate headquarters have been located at the Hyatt Center in Chicago, Illinois since 2005. A subsidiary of the Company holds a master lease for a portion of the Hyatt Center and has entered into sublease agreements with certain related parties. Future expected sublease income for this space from related parties is $5 million.
Legal Services—A partner in a law firm that provided services to us throughout 2015, 2014, and 2013 is the brother-in-law of our Executive Chairman. We incurred legal fees with this firm of $6 million, $3 million and $2 million for each of the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively. Legal fees, when expensed, are included in selling, general, and administrative expenses. As of December 31, 2015 and December 31, 2014, we had insignificant amounts due to the law firm.
Other Services—A member of our board of directors is a partner in a firm whose affiliates previously owned hotels, which were sold during the first quarter of 2015, from which we recorded insignificant management and franchise fees during the year ended December 31, 2015. We recorded management and franchise fees of $4 million and $6 million during the years ended December 31, 2014 and December 31, 2013, respectively. As of December 31, 2015, we had no receivables due from these properties. As of December 31, 2014, we had insignificant receivables due from these properties.
Equity Method Investments—We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We recorded fees related to these properties of $26 million, $29 million, and $32 million for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively. As of December 31, 2015 and December 31, 2014, we had receivables due from these properties of $6 million and $11 million, respectively. In addition, in some cases we provide loans (see Note 6) or guarantees (see Note 14) to these entities. Our ownership interest in these equity method investments generally varies from 24% to 70%. See Note 3 for further details regarding these investments.

Class B Share Repurchase—During 2015, we repurchased 1,776,501 shares of Class B common stock for a weighted average price of $58.91 per share, for an aggregate purchase price of approximately $105 million. The shares repurchased represented approximately 1% of the Company's total shares of common stock outstanding prior to the repurchase. During 2014, we repurchased 1,122,000 shares of Class B common stock at a weighted average price of $60.20 per share, for an aggregate purchase price of approximately $68 million. The shares repurchased represented less than 1% of the Company's total shares of common stock outstanding prior to the repurchase. In both transactions, the shares of Class B common stock were repurchased from trusts for the benefit of certain Pritzker family members and limited partnerships owned indirectly by trusts for the benefit of certain Pritzker family members, in privately-negotiated transactions and were retired, thereby reducing the total number of shares outstanding and reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.

18.    SEGMENT AND GEOGRAPHIC INFORMATION
Our reportable segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker to assess performance and make decisions regarding the allocation of resources. Our chief operating decision maker is the Chief Executive Officer. We define our reportable segments as follows:

•
Owned and leased hotels—This segment derives its earnings from owned and leased hotel properties located predominantly in the United States, but also in certain international locations and for purposes of segment Adjusted EBITDA, includes our pro rata share of the Adjusted EBITDA of our unconsolidated hospitality ventures, based on our ownership percentage of each venture.

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

Our chief operating decision maker evaluates performance based on each segment’s revenue and Adjusted EBITDA. We define Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro rata share of unconsolidated hospitality ventures Adjusted EBITDA based on our ownership percentage of each venture before equity earnings (losses) from unconsolidated hospitality ventures; gains on sales of real estate and other; asset impairments; other income (loss), net; net (income) loss attributable to noncontrolling interests; depreciation and amortization; interest expense; and provision for income taxes.

The table below shows summarized consolidated financial information by segment. Included within corporate and other are unallocated corporate expenses, our vacation ownership business prior to the sale in the fourth quarter of 2014, license fees related to Hyatt Residence Club, and our co-branded credit card.

	Years Ended December 31,
	2015	2014	2013
Owned and leased hotels
Owned and leased hotels revenues	$2,079	$2,246	$2,142
Adjusted EBITDA	493	522	471
Depreciation and amortization	277	322	315
Capital expenditures	225	208	211
Americas management and franchising
Management and franchise fees revenues	354	327	292
Other revenues from managed properties	1,641	1,550	1,482
Intersegment revenues (a)	74	88	86
Adjusted EBITDA	295	253	233
Depreciation and amortization	19	18	17
Capital expenditures	—	1	1
ASPAC management and franchising
Management and franchise fees revenues	91	88	83
Other revenues from managed properties	87	74	74
Intersegment revenues (a)	2	2	3
Adjusted EBITDA	52	44	50
Depreciation and amortization	1	1	1
Capital expenditures	1	1	—
EAME/SW Asia management
Management and franchise fees revenues	67	77	72
Other revenues from managed properties	58	53	45
Intersegment revenues (a)	13	15	16
Adjusted EBITDA	32	40	40
Depreciation and amortization	5	6	5
Capital expenditures	—	—	—
Corporate and other
Revenues	40	75	78
Other revenues from managed properties	—	30	21
Adjusted EBITDA	(145)	(131)	(114)
Depreciation and amortization	18	7	7
Capital expenditures	43	43	20
Eliminations (a)
Revenues	(89)	(105)	(105)
Adjusted EBITDA	—	—	—
Depreciation and amortization	—	—	—
Capital expenditures	—	—	—
TOTAL
Revenues	$4,328	$4,415	$4,184
Adjusted EBITDA	727	728	680
Depreciation and amortization	320	354	345
Capital expenditures	269	253	232

(a)	Intersegment revenues are included in the management and franchise fees revenues totals and eliminated in Eliminations.

The table below shows summarized consolidated balance sheet information by segment:
Total Assets

	December 31, 2015	December 31, 2014
Owned and leased hotels	$5,281	$5,622
Americas management and franchising	464	482
ASPAC management and franchising	131	130
EAME/SW Asia management	234	177
Corporate and other	1,486	1,732
TOTAL	$7,596	$8,143
The following table presents revenues and property and equipment, net, intangibles, net and goodwill by geographical region:

	Years Ended December 31,
	2015	2014	2013
Revenues:
United States	$3,494	$3,476	$3,270
All Foreign	834	939	914
Total	$4,328	$4,415	$4,184

	December 31, 2015	December 31, 2014
Property and Equipment, net, Intangibles, net and Goodwill:
United States	$3,562	$3,643
All Foreign	1,145	1,228
Total	$4,707	$4,871
The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the years ended December 31, 2015, December 31, 2014 and December 31, 2013:

	Years Ended December 31,
	2015	2014	2013
Adjusted EBITDA	$727	$728	$680
Equity earnings (losses) from unconsolidated hospitality ventures	(64)	25	(1)
Gains on sales of real estate and other	9	311	125
Asset impairments	(5)	(17)	(22)
Other income (loss), net	(5)	(17)	17
Net (income) loss attributable to noncontrolling interests	—	(2)	2
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(80)	(80)	(68)
EBITDA	582	948	733
Depreciation and amortization	(320)	(354)	(345)
Interest expense	(68)	(71)	(65)
Provision for income taxes	(70)	(179)	(116)
Net income attributable to Hyatt Hotels Corporation	$124	$344	$207

19.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, are as follows:

	Years Ended December 31,
	2015	2014	2013
Numerator:
Net income	$124	$346	$205
Net (income) loss attributable to noncontrolling interests	—	(2)	2
Net income attributable to Hyatt Hotels Corporation	$124	$344	$207
Denominator:
Basic weighted average shares outstanding	142,814,868	153,136,511	158,544,930
Share-based compensation	1,184,455	1,213,941	644,149
Diluted weighted average shares outstanding	143,999,323	154,350,452	159,189,079
Basic Earnings Per Share:
Net income	$0.87	$2.26	$1.29
Net (income) loss attributable to noncontrolling interests	—	(0.01)	0.01
Net income attributable to Hyatt Hotels Corporation	$0.87	$2.25	$1.30
Diluted Earnings Per Share:
Net income	$0.86	$2.24	$1.29
Net (income) loss attributable to noncontrolling interests	—	(0.01)	0.01
Net income attributable to Hyatt Hotels Corporation	$0.86	$2.23	$1.30
The computations of diluted net income per share for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs because they are anti-dilutive.

	Years Ended December 31,
	2015	2014	2013
Stock-settled SARs	1,500	5,200	148,200

20.    OTHER INCOME (LOSS), NET
The table below provides a reconciliation of the components in other income (loss), net, for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively:

	For the years ended December 31,
	2015	2014	2013
Performance guarantee expense, net (Note 14)	$(27)	$(23)	$(5)
Foreign currency losses, net	(14)	(3)	(5)
Recoveries (provisions) on hotel loans, net (Note 6)	6	—	(6)
Interest income	8	11	17
Depreciation recovery	12	2	1
Guarantee liability amortization (Note 14)	12	7	5
Realignment costs	—	(7)	—
Transaction costs (Note 7)	—	(6)	(10)
Cost method investment income (Note 3)	—	1	50
Gain on sale of artwork (Note 7)	—	—	29
Charitable contribution to Hyatt Hotels Foundation	—	—	(20)
Debt settlement costs (Note 9)	—	—	(35)
Other	(2)	1	(4)
Other income (loss), net	$(5)	$(17)	$17

21.    SUBSEQUENT EVENT
On February 11, 2016, the Company's board of directors authorized the repurchase of up to an additional $250 million of the Company's common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion. The common stock repurchase program applies to the Company’s Class A common stock and/or the Company’s Class B common stock. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. From January 1, 2016 through February 12, 2016, the Company repurchased 991,009 shares of common stock at a weighted average price of $39.34 per share, for an aggregate purchase price of approximately $39 million. As of February 12, 2016, the Company had approximately $340 million remaining under its repurchase authorization.

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

	For the three months ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Consolidated statements of income data:
Owned and leased hotels	$530	$500	$540	$509	$551	$555	$592	$548
Management and franchise fees	107	103	112	105	101	94	103	89
Other revenues	10	10	9	7	7	24	23	21
Other revenues from managed properties	462	440	451	433	420	431	440	416
Total revenues	1,109	1,053	1,112	1,054	1,079	1,104	1,158	1,074
Direct and selling, general, and administrative expenses	1,047	965	998	995	1,040	1,032	1,043	1,021
Net Income	37	25	40	22	182	33	75	56
Net income attributable to Hyatt Hotels Corporation	37	25	40	22	182	32	74	56
Net income per common share, basic	$0.26	$0.18	$0.28	$0.15	$1.21	$0.22	$0.49	$0.36
Net income per common share, diluted	$0.26	$0.18	$0.27	$0.15	$1.20	$0.22	$0.49	$0.36

HYATT HOTELS CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2015, December 31, 2014, and December 31, 2013
(In millions of dollars)

	Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Revenues, Costs and Expenses	Additions Charged to Other Accounts		Deductions		Balance at End of Period
Year Ended December 31, 2015:
Trade receivables—allowance for doubtful accounts	$13	$5	$—		$(3)		$15
Financing receivables—allowance for losses	100	10	(2)	A	(10)		98
Deferred tax assets—valuation allowance	15	2	—		—		17
Year Ended December 31, 2014:
Trade receivables—allowance for doubtful accounts	11	5	—		(3)		13
Financing receivables—allowance for losses	103	7	(9)	A, C	(1)		100
Deferred tax assets—valuation allowance	21	—	—		(6)	B	15
Year Ended December 31, 2013:
Trade receivables—allowance for doubtful accounts	11	4	—		(4)		11
Financing receivables—allowance for losses	99	13	(3)	A	(6)		103
Deferred tax assets—valuation allowance	22	—	—		(1)		21
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

4.10
Form of 6.875% Senior Notes due 2019 (included as part of Exhibit 4.5 above) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

4.11
Form of 3.875% Senior Notes due 2016 (included as part of Exhibit 4.7 above) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 9, 2011)

4.12
Form of 5.375% Senior Notes due 2021 (included as part of Exhibit 4.7 above) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 9, 2011)

4.13
Form of 3.375% Senior Notes due 2023 (included as part of  Exhibit 4.9 above ) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 10, 2013)

4.14
Registration Rights Agreement, dated as of October 12, 2009, by and among Hyatt Hotels Corporation and Thomas J. Pritzker, Marshall E. Eisenberg and Karl J. Breyer, solely in their capacity as co-trustees (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 15, 2009)

10.1
2007 Stockholders' Agreement, dated as of August 28, 2007, as amended, by and among Hyatt Hotels Corporation, Madrone GHC, LLC, Lake GHC, LLC, Shimoda GHC, LLC, GS Sunray Holdings, L.L.C., GS Sunray Holdings Subco I, L.L.C., GS Sunray Holdings Subco II, L.L.C., GS Sunray Holdings Parallel, L.L.C., GS Sunray Holdings Parallel Subco, L.L.C., Mori Building Capital Investment LLC and others party thereto (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.2
Joinder Agreement to 2007 Stockholders' Agreement, dated as of January 26, 2010, by and among Hyatt Hotels Corporation and Mori Building Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-34521) filed with the SEC on February 25, 2010)

10.3
Joinder Agreement to 2007 Stockholders' Agreement, dated as of March 12, 2014, by and among Hyatt Hotels Corporation and Gregory B. Penner (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-34521) filed with the Securities and Exchange Commission on February 18, 2015)

+10.4	Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan

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

+10.21
Hyatt Hotels Corporation Fourth Amended and Restated Summary of Non-Employee Director Compensation (January 1, 2015) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-34521) filed with the Securities and Exchange Commission on October 29, 2014)

+10.22
Employment Letter, dated as of December 12, 2012, between Hyatt Hotels Corporation and Mark S. Hoplamazian (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 14, 2012)

+10.23
Employment Letter, dated as of January 7, 2015, between Hyatt Hotels Corporation and Maryam Banikarim (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-34521) filed with the Securities and Exchange Commission on May 5, 2015)

+10.24
Employment Letter, dated as of December 12, 2012, between Hyatt Hotels Corporation and Thomas J. Pritzker (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 14, 2012)

+10.25
Employment Letter, dated as of May 3, 2007, between Hyatt Hotels Corporation and Stephen Haggerty (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on August 5, 2010)

+10.26
Letter Agreement, dated as of December 28, 2012, between Hyatt Hotels Corporation and Stephen Haggerty (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-34521) filed with the Securities and Exchange Commission on February 13, 2013)

+10.27
Hyatt Hotels Corporation Executive Officer Change in Control Plan and Summary Plan Description (incorporated by reference to Exhibit 10.47 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

+10.28
First Amendment to the Hyatt Hotels Corporation Executive Change in Control Plan, dated December 17, 2010 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on February 17, 2011)

+10.29
Hyatt Hotels Corporation Corporate Office Severance Plan and Summary Plan Description (incorporated by reference to Exhibit 10.48 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

+10.30
First Amendment to the Hyatt Hotels Corporation Corporate Office Severance Plan, dated December 17, 2010 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on February 17, 2011)

+10.31
Amended and Restated Hyatt Hotels Corporation Executive Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement or Schedule 14A (File No. 001-34521) filed with the Securities and Exchange Commission on April 22, 2013)

+10.32
Hyatt International Hotels Retirement Plan (incorporated by reference to Exhibit 10.55 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on November 2, 2009)

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

10.41
Sixth Amendment to Sublease, dated as of June 12, 2012, between Hyatt Corporation and The Pritzker Organization, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-34521) filed with the Securities and Exchange Commission on August 1, 2012)

10.42
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
10.44
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

10.45
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

10.47
Letter regarding Termination of Omnibus Office Services Agreement, dated as of January 12, 2012, by Pritzker Realty Group, L.P. (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 001-34521) filed with the Securities and Exchange Commission on February 16, 2012)

10.48
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

10.51
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

10.52
Form of Franchise Agreement with Hyatt Place Franchising, L.L.C., as amended (incorporated by reference to Exhibit 10.46 to the Company's Registration Statement on Form S-1 (File No. 333- 161068) filed with the Securities and Exchange Commission on August 5, 2009)

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

14.1	Code of Business Conduct and Ethics

21.1	List of Subsidiaries

Exhibit Number	Exhibit Description

23.1	Consent of Deloitte & Touche LLP

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