Form 10-Q
period 2016-03-31
Hyatt Hotels Corp
filed 2016-05-03
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 29, 2016, there were 24,742,779 shares of the registrant’s Class A common stock, $0.01 par value, outstanding and 109,628,962 shares of the registrant’s Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.
HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
REVENUES:
Owned and leased hotels	$516	$509
Management and franchise fees	107	105
Other revenues	9	7
Other revenues from managed properties	457	433
Total revenues	1,089	1,054
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	389	384
Depreciation and amortization	81	79
Other direct costs	6	5
Selling, general, and administrative	88	94
Other costs from managed properties	457	433
Direct and selling, general, and administrative expenses	1,021	995
Net gains and interest income from marketable securities held to fund operating programs	1	8
Equity earnings (losses) from unconsolidated hospitality ventures	2	(6)
Interest expense	(17)	(17)
Gain on sale of real estate	—	8
Other loss, net	(4)	(18)
INCOME BEFORE INCOME TAXES	50	34
PROVISION FOR INCOME TAXES	(16)	(12)
NET INCOME	34	22
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$34	$22
EARNINGS PER SHARE—Basic
Net income	$0.25	$0.15
Net income attributable to Hyatt Hotels Corporation	$0.25	$0.15
EARNINGS PER SHARE—Diluted
Net income	$0.25	$0.15
Net income attributable to Hyatt Hotels Corporation	$0.25	$0.15
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Net income	$34	$22
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax expense of $- and $- for the three months ended March 31, 2016 and March 31, 2015, respectively	24	(55)
Unrealized gains (losses) on available for sale securities, net of tax (benefit) expense of $(3) and $- for the three months ended March 31, 2016 and March 31, 2015, respectively	(4)	2
Other comprehensive income (loss)	20	(53)
COMPREHENSIVE INCOME (LOSS)	54	(31)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$54	$(31)
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$771	$457
Restricted cash	73	96
Short-term investments	55	46
Receivables, net of allowances of $16 and $15 at March 31, 2016 and December 31, 2015, respectively	328	298
Inventories	16	12
Prepaids and other assets	160	152
Prepaid income taxes	59	63
Total current assets	1,462	1,124
Investments	332	327
Property and equipment, net	4,023	4,031
Financing receivables, net of allowances	20	20
Goodwill	129	129
Intangibles, net	546	547
Deferred tax assets	305	301
Other assets	1,082	1,112
TOTAL ASSETS	$7,899	$7,591
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$265	$328
Accounts payable	135	141
Accrued expenses and other current liabilities	516	516
Accrued compensation and benefits	96	122
Total current liabilities	1,012	1,107
Long-term debt	1,441	1,042
Other long-term liabilities	1,446	1,447
Total liabilities	3,899	3,596
Commitments and contingencies (see Note 11)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of March 31, 2016 and December 31, 2015	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 25,157,815 issued and outstanding at March 31, 2016, and Class B common stock, $0.01 par value per share, 441,623,374 shares authorized, 109,628,962 shares issued and outstanding at March 31, 2016. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 26,604,687 issued and outstanding at December 31, 2015, and Class B common stock, $0.01 par value per share, 441,623,374 shares authorized, 109,628,962 shares issued and outstanding at December 31, 2015	1	1
Additional paid-in capital	1,882	1,931
Retained earnings	2,323	2,289
Accumulated other comprehensive loss	(210)	(230)
Total stockholders’ equity	3,996	3,991
Noncontrolling interests in consolidated subsidiaries	4	4
Total equity	4,000	3,995
TOTAL LIABILITIES AND EQUITY	$7,899	$7,591
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34	$22
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81	79
Deferred income taxes	(1)	3
Equity (earnings) losses from unconsolidated hospitality ventures, net of distributions received	(1)	6
Foreign currency losses	—	7
Gain on sale of real estate	—	(8)
Working capital changes and other	(62)	(94)
Net cash provided by operating activities	51	15
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(85)	(157)
Proceeds from marketable securities and short-term investments	83	175
Contributions to investments	(15)	(12)
Capital expenditures	(38)	(61)
Proceeds from sale of real estate, net of cash disposed	—	69
Sales proceeds transferred from escrow to cash and cash equivalents	29	—
(Increase) decrease in restricted cash—investing	(12)	18
Other investing activities	26	9
Net cash (used in) provided by investing activities	(12)	41
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs of $4 and $0, respectively	426	—
Repayments of long-term debt	(95)	—
Repurchase of common stock	(63)	(187)
Other financing activities	(4)	(6)
Net cash provided by (used in) financing activities	264	(193)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	11	15
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	314	(122)
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	457	685
CASH AND CASH EQUIVALENTS—END OF PERIOD	$771	$563
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$33	$32
Cash paid during the period for income taxes	$16	$18
Non-cash investing activities are as follows:
Change in accrued capital expenditures	$4	$(6)

See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)

1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively "Hyatt Hotels Corporation") provide hospitality services on a worldwide basis through the development, ownership, operation, management, franchising and licensing of hospitality related businesses. We develop, own, operate, manage, franchise, license or provide services to a portfolio of properties consisting of full service hotels, select service hotels, resorts and other properties, including timeshare, fractional and other forms of residential or vacation properties. As of March 31, 2016, (i) we operated or franchised 296 full service hotels, comprising 117,998 rooms throughout the world, (ii) we operated or franchised 316 select service hotels, comprising 43,574 rooms, of which 296 hotels are located in the United States, and (iii) our portfolio of properties included 6 franchised all inclusive Hyatt-branded resorts, comprising 2,401 rooms. Our portfolio of properties operates in 53 countries around the world and we hold ownership interests in certain of these properties.
As used in these Notes and throughout this Quarterly Report on Form 10-Q, (i) the terms "Company," "HHC," "we," "us," or "our" mean Hyatt Hotels Corporation and its consolidated subsidiaries and (ii) the term "portfolio of properties" refers to hotels and other properties or residential ownership units that we develop, own, operate, manage, franchise, license or provide services to, including under our Park Hyatt, Grand Hyatt, Hyatt Regency, Hyatt, Andaz, Hyatt Centric, The Unbound Collection by Hyatt, Hyatt Place, Hyatt House, Hyatt Ziva, Hyatt Zilara and Hyatt Residence Club brands.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. As a result, this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "2015 Form 10-K").
We have eliminated all intercompany accounts and transactions in our condensed consolidated financial statements. We consolidate entities under our control, including entities where we are deemed to be the primary beneficiary.
Management believes that the accompanying condensed consolidated financial statements reflect all adjustments, which are all of a normal recurring nature, considered necessary for a fair presentation of the interim periods.

2.    RECENTLY ISSUED ACCOUNTING STANDARDS
Adopted Accounting Standards—In April 2015, the Financial Accounting Standards Board ("FASB") released Accounting Standards Update No. 2015-03 ("ASU 2015-03"), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The provisions of ASU 2015-03 are effective for interim periods and fiscal years beginning after December 15, 2015. We adopted the standard on January 1, 2016, and as a result we reclassified $5 million of debt issuance costs previously included in other assets to long-term debt on our condensed consolidated financial statements as of December 31, 2015.
Future Adoption of Accounting Standards—In May 2014, the FASB released Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single, comprehensive revenue recognition model for contracts with customers. In August 2015, the FASB released Accounting Standards Update No. 2015-14 ("ASU 2015-14"), Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 delays the effective date of ASU 2014-09 by one year, making it effective for interim periods and fiscal years beginning after December 15, 2017, with early adoption permitted as of the original effective date. The Company is currently evaluating the impact of adopting ASU 2014-09.

In January 2016, the FASB released Accounting Standards Update No. 2016-01 ("ASU 2016-01"), Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 revises the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The provisions of ASU 2016-01 are effective for interim periods and fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of adopting ASU 2016-01.
In February 2016, the FASB released Accounting Standards Update No. 2016-02 ("ASU 2016-02"), Leases (Topic 842). ASU 2016-02 requires lessees to record lease contracts on the balance sheet by recognizing a right-of-use asset and lease liability. The provisions of ASU 2016-02 are effective for interim periods and fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2016-02.
In March 2016, the FASB released Accounting Standards Update No. 2016-09 ("ASU 2016-09"), Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions of ASU 2016-09 are effective for interim periods and fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2016-09.

3.    EQUITY AND COST METHOD INVESTMENTS
We have investments that are recorded under both the equity and cost methods. These investments are considered to be an integral part of our business and are strategically and operationally important to our overall results. Our equity and cost method investment balances recorded at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Equity method investments	$309	$304
Cost method investments	23	23
Total investments	$332	$327
The following table presents summarized financial information for all unconsolidated ventures in which we hold an investment that is accounted for under the equity method:

	Three Months Ended March 31,
	2016	2015
Total revenues	$284	$244
Gross operating profit	70	60
Income (loss) from continuing operations	20	(13)
Net income (loss)	20	(13)

4.    MARKETABLE SECURITIES
We hold marketable securities to fund certain operating programs and for investment purposes. We periodically transfer cash and cash equivalents to time deposits, highly liquid and transparent commercial paper, corporate notes and bonds, and U.S. government obligations and obligations of other government agencies for investment purposes.

Marketable Securities Held to Fund Operating Programs—At March 31, 2016 and December 31, 2015, total marketable securities held to fund operating programs, which are recorded at fair value and included on the condensed consolidated balance sheets, were as follows:

	March 31, 2016	December 31, 2015
Marketable securities held by the Hyatt Gold Passport Fund	$393	$384
Marketable securities held to fund deferred compensation plans (Note 9)	332	333
Marketable securities held to fund our captive insurance company	78	82
Total marketable securities held to fund operating programs	$803	$799
Less current portion of marketable securities held for operating programs included in cash and cash equivalents, short-term investments, and prepaids and other assets	(143)	(121)
Marketable securities held to fund operating programs included in other assets	$660	$678
Net gains and interest income from marketable securities held to fund operating programs on the condensed consolidated statements of income includes realized and unrealized gains (losses) and interest income, net related to the following:

	Three Months Ended March 31,
	2016	2015
Hyatt Gold Passport Fund	$1	$1
Deferred compensation plans	—	7
Total net gains and interest income from marketable securities held to fund operating programs	$1	$8
Our captive insurance company holds marketable securities which have been classified as available for sale ("AFS") and are invested in U.S. government agencies, time deposits and corporate debt securities. We have classified these investments as current or long-term, based on their contractual maturity dates, which range from 2016 through 2021. During the three months ended March 31, 2016, we recorded insignificant unrealized gains (losses), net related to these AFS securities on the condensed consolidated statements of comprehensive income (loss).
Marketable Securities Held for Investment Purposes—At March 31, 2016 and December 31, 2015, our total marketable securities held for investment purposes, which are recorded at fair value and included on the condensed consolidated balance sheets, were as follows:

	March 31, 2016	December 31, 2015
Interest bearing money market funds	$49	$5
Time deposits	30	30
Preferred shares	328	335

Fair Value—As of March 31, 2016 and December 31, 2015, we had the following financial assets measured at fair value on a recurring basis:

	March 31, 2016	Cash and Cash Equivalents	Short-term Investments	Prepaids and Other Assets	Other Assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest bearing money market funds	$58	$58	$—	$—	$—
Mutual funds	332	—	—	—	332
Level Two - Significant Other Observable Inputs
Time deposits	47	—	37	—	10
U.S. government obligations	132	—	—	38	94
U.S. government agencies	79	—	17	12	50
Corporate debt securities	181	—	1	44	136
Mortgage-backed securities	26	—	—	7	19
Asset-backed securities	24	—	—	7	17
Municipal and provincial notes and bonds	3	—	—	1	2
Level Three - Significant Unobservable Inputs
Preferred shares	328	—	—	—	328
Total	$1,210	$58	$55	$109	$988

	December 31, 2015	Cash and Cash Equivalents	Short-term Investments	Prepaids and Other Assets	Other Assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest bearing money market funds	$18	$18	$—	$—	$—
Mutual funds	333	—	—	—	333
Level Two - Significant Other Observable Inputs
Time deposits	45	—	38	—	7
U.S. government obligations	131	—	—	32	99
U.S. government agencies	83	—	6	10	67
Corporate debt securities	168	—	2	36	130
Mortgage-backed securities	26	—	—	6	20
Asset-backed securities	27	—	—	7	20
Municipal and provincial notes and bonds	3	—	—	1	2
Level Three - Significant Unobservable Inputs
Preferred shares	335	—	—	—	335
Total	$1,169	$18	$46	$92	$1,013
During the three months ended March 31, 2016 and March 31, 2015, there were no transfers between levels of the fair value hierarchy. Our policy is to recognize transfers in and transfers out as of the end of each quarterly reporting period. We currently do not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis.

We invest a portion of our cash into short-term interest bearing money market funds that have a maturity of less than ninety days. Consequently, the balances are recorded in cash and cash equivalents. The funds are held with open-ended registered investment companies and the fair value of the funds are classified as Level One as we are able to obtain market available pricing information on an ongoing basis. The fair value of our mutual funds are classified as Level One as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Time deposits are recorded at par value, which approximates fair value and are classified as Level Two. The remaining securities, other than our investment in preferred shares, are classified as Level Two due to the use and weighting of multiple market inputs being considered in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities.
Preferred shares—During the year ended December 31, 2013, we invested $271 million in Playa Hotels & Resorts B.V. ("Playa") for redeemable, convertible preferred shares. Hyatt has the option to convert its preferred shares into shares of common stock at any time through the later of the second anniversary of the closing of our investment or an initial public offering by Playa. The preferred investment is redeemable at Hyatt's option in August 2021. In the event of an initial public offering or other equity issuance by Playa, Hyatt has the option to request that Playa redeem up to $125 million of preferred shares. As a result, we have classified the preferred investment as an AFS debt security, which is remeasured quarterly at fair value on the condensed consolidated balance sheets through other comprehensive income (loss). The fair value of the preferred shares was:

	2016	2015
Fair value at January 1	$335	$280
Gross unrealized gains	—	2
Gross unrealized losses	(7)	—
Fair value at March 31	$328	$282
Due to the lack of availability of market data, the preferred shares are classified as Level Three. We estimated the fair value of the Playa preferred shares using an option-pricing model. This model requires that we make certain assumptions regarding the expected volatility, term, risk-free interest rate over the expected term, dividend yield and enterprise value. Financial forecasts were used in the computation of the enterprise value using the income approach, based on assumed revenue growth rates and operating margin levels. The risks associated with achieving these forecasts were assessed in selecting the appropriate weighted-average cost of capital.
A summary of the significant assumptions used to estimate the fair value of our preferred shares as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Expected term	0.5 years	0.75 years
Risk-free Interest Rate	0.39%	0.57%
Volatility	48.0%	46.0%
Dividend Yield	12.0%	12.0%
There is inherent uncertainty in our assumptions, and fluctuations in these assumptions will result in different estimates of fair value. The significant unobservable assumptions driving the value of the preferred shares are the enterprise value and the expected term. A 10% increase or decrease in the enterprise value primarily driven by the weighted-average cost of capital assumption and financial forecasts may cause the fair value to fluctuate by approximately $20 million. Independent of the enterprise value, a 0.5 year change in the expected term assumption may cause the fair value to fluctuate by approximately $21 million.
Held-to-Maturity Debt Securities—As of March 31, 2016 and December 31, 2015, we have investments in held-to-maturity debt securities of $25 million, which are investments in third-party entities that own certain of our hotels. The amortized cost of our investments approximates fair value. The securities are mandatorily redeemable between 2020 and 2025.

5.    FINANCING RECEIVABLES
Financing receivables at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Unsecured financing to hotel owners	$122	$120
Less allowance for losses	(100)	(98)
Less current portion included in receivables, net	(2)	(2)
Total long-term financing receivables, net	$20	$20
During the year ended December 31, 2015, all of our outstanding secured financing receivables to hotel owners were settled.
Allowance for Losses and Impairments—The following tables summarize the activity in our financing receivables allowance for the three months ended March 31, 2016 and March 31, 2015:

	Secured Financing	Unsecured Financing	Total
Allowance at January 1, 2016	$—	$98	$98
Provisions	—	1	1
Other Adjustments	—	1	1
Allowance at March 31, 2016	$—	$100	$100

	Secured Financing	Unsecured Financing	Total
Allowance at January 1, 2015	$13	$87	$100
Provisions	—	2	2
Other Adjustments	—	(1)	(1)
Allowance at March 31, 2015	$13	$88	$101
Credit Monitoring—Our unsecured financing receivables are as follows:

	March 31, 2016
	Gross Loan Balance (Principal and Interest)	Related Allowance	Net Financing Receivables	Gross Receivables on Non-Accrual Status
Loans	$15	$—	$15	$—
Impaired loans (1)	60	(60)	—	60
Total loans	75	(60)	15	60
Other financing arrangements	47	(40)	7	40
Total unsecured financing receivables	$122	$(100)	$22	$100
(1) The unpaid principal balance was $43 million and the average recorded loan balance was $59 million as of March 31, 2016.

	December 31, 2015
	Gross Loan Balance (Principal and Interest)	Related Allowance	Net Financing Receivables	Gross Receivables on Non-Accrual Status
Loans	$15	$—	$15	$—
Impaired loans (2)	58	(58)	—	58
Total loans	73	(58)	15	58
Other financing arrangements	47	(40)	7	40
Total unsecured financing receivables	$120	$(98)	$22	$98
(2) The unpaid principal balance was $42 million and the average recorded loan balance was $55 million as of December 31, 2015

Fair Value—We estimated the fair value of financing receivables which are classified as Level Three in the fair value hierarchy to be approximately $22 million as of March 31, 2016 and December 31, 2015. During the three months ended March 31, 2016 and March 31, 2015, there were no transfers between levels of the fair value hierarchy.

6.    ACQUISITIONS AND DISPOSITIONS
During the three months ended March 31, 2016 and March 31, 2015, we did not have any acquisitions.
Dispositions—During the three months ended March 31, 2016, we did not have any dispositions.
Hyatt Regency Indianapolis—During the three months ended March 31, 2015, we sold Hyatt Regency Indianapolis for $69 million, net of closing costs, to an unrelated third party, and entered into a long-term franchise agreement with the owner of the property. The sale resulted in a pre-tax gain of $8 million, which has been recognized in gain on sale of real estate on our condensed consolidated statements of income during the three months ended March 31, 2015. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
As a result of certain dispositions, we have agreed to provide indemnifications to third-party purchasers for certain liabilities incurred prior to sale and for breach of certain representations and warranties made during the sales process, such as representations of valid title, authority, and environmental issues that may not be limited by a contractual monetary amount. These indemnification agreements survive until the applicable statutes of limitation expire, or until the agreed upon contract terms expire.

7.    INTANGIBLE ASSETS
The following is a summary of intangible assets at March 31, 2016 and December 31, 2015:

	March 31, 2016	Weighted- Average Useful Lives in Years	December 31, 2015
Management and franchise agreement intangibles	$522	25	$535
Lease related intangibles	133	111	136
Advanced booking intangibles	12	5	12
Brand intangible	7	—	7
Other	7	12	8
	681		698
Less accumulated amortization	(135)		(151)
Intangibles, net	$546		$547
Amortization expense relating to intangible assets for the three months ended March 31, 2016 and March 31, 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
Amortization expense	$7	$8

8.    DEBT
Long-term debt, net of current maturities, at March 31, 2016 and December 31, 2015, was $1,441 million and $1,042 million, respectively.
Senior Notes—During the three months ended March 31, 2016, we issued $400 million of 4.850% senior notes due 2026, at an issue price of 99.920% (the "2026 Notes"). We received net proceeds of $396 million from the sale of the 2026 Notes, after deducting discounts and offering expenses of approximately $4 million. We intend to use the net proceeds for general corporate purposes, including to pay for the redemption of the 2016 Notes (as defined below). Interest on the 2026 Notes is payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2016.
The 2026 Notes, together with our $250 million of 3.875% senior notes due 2016 (the "2016 Notes"), $196 million of 6.875% senior notes due 2019 (the "2019 Notes"), $250 million of 5.375% senior notes due 2021 (the "2021 Notes"), and $350 million of 3.375% senior notes due 2023 (the "2023 Notes"), are collectively referred to as the "Senior Notes."
Senior Secured Term Loan—During the three months ended March 31, 2016, we repaid the senior secured term loan related to Hyatt Regency Lost Pines Resort and Spa of $64 million.
Debt Redemption—During the three months ended March 31, 2016, we gave notice to redeem our outstanding 2016 Notes, of which an aggregate principal amount of $250 million was outstanding as of March 31, 2016. See Note 18.
Fair Value—We estimated the fair value of debt, excluding capital leases, which consists of our Senior Notes, bonds and other long-term debt. Our Senior Notes and bonds are classified as Level Two due to the use and weighting of multiple market inputs in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities. We estimated the fair value of our other long-term debt instruments using discounted cash flow analysis based on current market inputs for similar types of arrangements. Based upon the lack of availability of market data, we have classified our other long-term debt as Level Three. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value. During the three months ended March 31, 2016 and March 31, 2015, there were no transfers between levels of the fair value hierarchy.

	Asset (Liability)
	March 31, 2016
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Debt, excluding capital lease obligations	$(1,690)	$(1,791)	$—	$(1,709)	$(82)

	Asset (Liability)
	December 31, 2015
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Debt, excluding capital lease obligations	$(1,354)	$(1,421)	$—	$(1,277)	$(144)

9.    LIABILITIES
Other long-term liabilities at March 31, 2016 and December 31, 2015 consist of the following:

	March 31, 2016	December 31, 2015
Deferred gains on sales of hotel properties	$362	$367
Deferred compensation plans	332	333
Hyatt Gold Passport Fund	275	280
Guarantee liabilities (see Note 11)	113	120
Other	364	347
Total	$1,446	$1,447
Accrued expenses and other current liabilities includes $174 million and $166 million of liabilities related to the Hyatt Gold Passport Fund at March 31, 2016 and December 31, 2015, respectively.

10.    INCOME TAXES

The effective income tax rates for the three months ended March 31, 2016 and March 31, 2015, were 31.7% and 35.3%, respectively. Our effective tax rate decreased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to the tax impact of global transfer pricing changes implemented during the fourth quarter of 2015.
Unrecognized tax benefits were $108 million and $110 million at March 31, 2016 and December 31, 2015, respectively, of which $24 million and $21 million, respectively, would impact the effective tax rate if recognized.

11.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:
Commitments—As of March 31, 2016, we are committed, under certain conditions, to lend or invest up to $166 million, net of any related letters of credit, in various business ventures.
Performance Guarantees—Certain of our contractual agreements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels.
Our most significant performance guarantee relates to four managed hotels in France that we began managing in the second quarter of 2013 ("the four managed hotels in France"), which has a term of 7 years, with approximately 4.25 years remaining, and does not have an annual cap. The remaining maximum exposure related to our performance guarantees at March 31, 2016 was $419 million, of which €344 million ($392 million using exchange rates as of March 31, 2016) related to the four managed hotels in France.
We had total net guarantee liabilities of $97 million at March 31, 2016 and December 31, 2015, which included $76 million and $81 million recorded in other long-term liabilities, $22 million and $16 million in accrued expenses and other current liabilities and $1 million and $0 in receivables on our condensed consolidated balance sheets, respectively. Our total guarantee liabilities are comprised of the fair value of the guarantee obligation liabilities recorded upon inception, net of amortization and any separate contingent liabilities, net of cash payments. Performance guarantee expense or income and income from amortization of the guarantee obligation liabilities are recorded in other loss, net on the condensed consolidated statements of income, see Note 17.
The following table details the total performance guarantee liability (inclusive of the initial guarantee liability, net of amortization and the contingent liability, net of cash payments):

	The Four Managed Hotels in France		Other Performance Guarantees		All Performance Guarantees
	2016	2015	2016	2015	2016	2015
Beginning balance, January 1	$93	$106	$4	$5	$97	$111
Amortization of initial guarantee obligation liability into income	(8)	(2)	—	—	(8)	(2)
Performance guarantee expense, net	19	16	—	—	19	16
Net (payments) receipts during the period	(14)	1	(1)	(1)	(15)	—
Foreign currency exchange, net	4	(13)	—	—	4	(13)
Ending balance, March 31	$94	$108	$3	$4	$97	$112
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. As of March 31, 2016 and December 31, 2015, there were no amounts recorded on our condensed consolidated balance sheets related to these performance test clauses.

Debt Repayment Guarantees—We have entered into various debt repayment guarantees primarily related to our unconsolidated hospitality ventures and certain managed hotels. As of March 31, 2016, we had a $37 million liability representing the carrying value of these guarantees, net of amortization within other long-term liabilities on our condensed consolidated balance sheets. Included within debt guarantees are the following:

Property Description	Maximum Guarantee Amount	Amount Recorded at March 31, 2016	Amount Recorded at December 31, 2015	Year of Guarantee Expiration
Hotel properties in India	$170	$26	$27	2020
Hotel property in Brazil	74	3	4	2020
Vacation ownership property	34	—	—	2016
Hotel property in Minnesota	25	2	2	2021
Hotel property in Arizona	23	3	3	2019
Hotel property in Hawaii	15	3	3	2017
Hotel property in Colorado	15	—	—	2016
Other	21	—	—	various, through 2020
Total Debt Repayment Guarantees	$377	$37	$39
With respect to certain debt repayment guarantees related to unconsolidated hospitality ventures, the Company has agreements with its respective partners that require each partner to pay a pro rata portion of the guarantee amount based on each partner’s ownership percentage. In relation to the vacation ownership property debt repayment guarantee, for which we no longer have an investment in the unconsolidated venture, we have the ability to fully recover from third parties any amounts we may be required to fund. Assuming successful enforcement of these agreements with our respective partners and third parties, our maximum exposure under the various debt repayment guarantees as of March 31, 2016 would be $260 million. Additionally, with respect to the debt repayment guarantee associated with the hotel properties in India, we have the contractual right to recover all amounts funded under the guarantee from the unconsolidated hospitality venture, in which we have a 50% ownership interest. Furthermore, under certain conditions as stated in the hospitality ventures' operating agreements, we have the right to force the sale of the hotel properties in India in order to recover any amounts funded under the guarantee.
Insurance—The Company obtains commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property and other miscellaneous coverages. A portion of the risk is retained on a self insurance basis primarily through a U.S. based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Losses estimated to be paid within twelve months are $36 million and $35 million as of March 31, 2016 and December 31, 2015, respectively, and are classified within accrued expenses and other current liabilities on our condensed consolidated balance sheets, while losses expected to be payable in later periods are $61 million and $57 million as of March 31, 2016 and December 31, 2015, respectively, and are included in other long-term liabilities on our condensed consolidated balance sheets. At March 31, 2016, standby letters of credit amounting to $7 million have been issued to provide collateral for the estimated claims, which are guaranteed by us. For further discussion, see the "—Letters of Credit" section of this footnote.
At March 31, 2016, we have a $3 million liability related to our estimated exposure for a cyber security malware issue that occurred in 2015. We maintain a separate cyber security insurance policy with a deductible of $3 million and expect our exposure to exceed our deductible but be significantly less than our maximum insurance coverage.
Collective Bargaining Agreements—At March 31, 2016, approximately 26% of our U.S. based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe that our employee relations are good.
Surety Bonds—Surety bonds issued on our behalf totaled $23 million as of March 31, 2016 and primarily relate to workers’ compensation, taxes, licenses and utilities related to our lodging operations.

Letters of Credit—Letters of credit outstanding on our behalf as of March 31, 2016 totaled $227 million, which relate to our ongoing operations and securitization of our performance under our debt repayment guarantee associated with the hotel properties in India, which is only called upon if we default on our guarantee. The $227 million letters of credit outstanding do not reduce the available capacity under our revolving credit facility.
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
We are subject, from time to time, to various claims and contingencies related to lawsuits, taxes and environmental matters, as well as commitments under contractual obligations. Many of these claims are covered under current insurance programs, subject to deductibles. We reasonably recognize a liability associated with commitments and contingencies when a loss is probable and reasonably estimable. Although the ultimate liability for these matters cannot be determined at this point, based on information currently available, we do not expect that the ultimate resolution of such claims and litigation will have a material effect on our condensed consolidated financial statements.

12.    EQUITY
Stockholders’ Equity and Noncontrolling Interests—The following table details the equity activity for the three months ended March 31, 2016 and March 31, 2015, respectively.

	Stockholders’ equity	Noncontrolling interests in consolidated subsidiaries	Total equity
Balance at January 1, 2016	$3,991	$4	$3,995
Net income	34	—	34
Other comprehensive income	20	—	20
Repurchase of common stock	(63)	—	(63)
Employee stock plan issuance	1	—	1
Share-based payment activity	13	—	13
Balance at March 31, 2016	$3,996	$4	$4,000

	Stockholders’ equity	Noncontrolling interests in consolidated subsidiaries	Total equity
Balance at January 1, 2015	$4,627	$4	$4,631
Net income	22	—	22
Other comprehensive loss	(53)	—	(53)
Repurchase of common stock	(187)	—	(187)
Employee stock plan issuance	1	—	1
Share-based payment activity	12	—	12
Balance at March 31, 2015	$4,422	$4	$4,426

Accumulated Other Comprehensive Loss—The following table details the accumulated other comprehensive loss activity for the three months ended March 31, 2016 and March 31, 2015, respectively.

	Balance at January 1, 2016	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss	Balance at March 31, 2016
Foreign currency translation adjustments	$(257)	$24	$—	$(233)
Unrealized gains (losses) on AFS securities	39	(4)	—	35
Unrecognized pension cost	(7)	—	—	(7)
Unrealized losses on derivative instruments	(5)	—	—	(5)
Accumulated Other Comprehensive Income (Loss)	$(230)	$20	$—	$(210)

	Balance at January 1, 2015	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss	Balance at March 31, 2015
Foreign currency translation adjustments	$(155)	$(55)	$—	$(210)
Unrealized gains on AFS securities	6	2	—	8
Unrecognized pension cost	(5)	—	—	(5)
Unrealized losses on derivative instruments	(6)	—	—	(6)
Accumulated Other Comprehensive Loss	$(160)	$(53)	$—	$(213)
Share Repurchase—During 2016, 2015, and 2014, the Company's board of directors authorized the repurchase of up to $250 million, $400 million and $700 million, respectively, of the Company's common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion. The common stock repurchase program applies to the Company’s Class A common stock and/or the Company’s Class B common stock. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time.
During the three months ended March 31, 2016 and March 31, 2015, the Company repurchased 1,527,750 and 3,192,629 shares of common stock, respectively. These shares of common stock were repurchased at a weighted-average price of $41.37 and $58.67 per share, respectively, for an aggregate purchase price of $63 million and $187 million, respectively, excluding related expenses that were insignificant in both periods. The shares repurchased during the three months ended March 31, 2016 represented approximately 1% of the Company's total shares of common stock outstanding as of December 31, 2015. The shares repurchased during the three months ended March 31, 2015 represented approximately 2% of the Company's total shares of common stock outstanding as of December 31, 2014. The shares of Class A common stock that were repurchased on the open market were retired and returned to the status of authorized and unissued shares while the shares of Class B common stock that were repurchased were retired and the total number of authorized Class B shares was reduced by the number of shares repurchased. As of March 31, 2016, we had $316 million remaining under the share repurchase authorization.

13.    STOCK-BASED COMPENSATION
As part of our Long-Term Incentive Plan, we award Stock Appreciation Rights ("SARs"), Restricted Stock Units ("RSUs"), Performance Share Units ("PSUs") and Performance Vesting Restricted Stock ("PSSs") to certain employees. Compensation expense and unearned compensation presented below exclude amounts related to employees of our managed hotels and other employees whose payroll is reimbursed, as this expense has been and will continue to be reimbursed by our third-party hotel owners and is recorded on the lines other revenues from managed properties and other costs from managed properties on our condensed consolidated statements of income. Compensation expense included in selling, general, and administrative expense on our condensed consolidated statements of income related to these awards for the three months ended March 31, 2016 and March 31, 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
SARs	$7	$7
RSUs	8	8
PSUs and PSSs	1	1
Total stock-based compensation recorded within selling, general, and administrative expenses	$16	$16
SARs—Each vested SAR gives the holder the right to the difference between the value of one share of our Class A common stock at the exercise date and the value of one share of our Class A common stock at the grant date. Vested SARs can be exercised over their life as determined by the plan. All SARs have a 10-year contractual term, are settled in shares of our Class A common stock and are accounted for as equity instruments.
During the three months ended March 31, 2016, the Company granted 924,424 SARs to employees with a weighted-average grant date fair value of $14.52. The fair value of each SAR was estimated on the grant date using the Black-Scholes-Merton option-pricing model.
RSUs—Each vested RSU will be settled with a single share of our Class A common stock, with the exception of insignificant portions of certain awards which will be settled in cash. The value of the stock-settled RSUs is based on the fair value of our Class A common stock as of the grant date. In certain situations we also grant cash-settled RSUs which are recorded as a liability instrument. During the three months ended March 31, 2016, the Company granted a total of 444,629 RSUs (an insignificant portion of which are cash-settled RSUs) to employees which, with respect to stock-settled RSUs, had a weighted-average grant date fair value of $47.36.
PSUs and PSSs—The Company has granted both PSUs and PSSs to certain executive officers.
The number of PSUs that will ultimately vest and be paid out in Class A common stock depends upon the performance of the Company at the end of the applicable three year performance period relative to the applicable performance target. During the three months ended March 31, 2016, the Company granted to its executive officers a total of 111,620 PSUs, with a weighted-average grant date fair value of $47.36. The performance period is a three year period beginning January 1, 2016 and ending December 31, 2018. The PSUs will vest at the end of the performance period only if the performance threshold is met; there is no interim performance metric.
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
Our total unearned compensation for our stock-based compensation programs as of March 31, 2016 was $8 million for SARs, $24 million for RSUs and $5 million for PSUs and PSSs, which will be recorded to compensation expense over the next three years with respect to SARs and RSUs, with a limited portion of the SAR and RSU awards extending to four years, and over the next two years with respect to PSUs and PSSs.

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
Equity Method Investments—We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We recorded fees of $6 million and $5 million for the three months ended March 31, 2016 and March 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, we had receivables due from these properties of $6 million. In addition, in some cases we provide loans (see Note 5) or guarantees (see Note 11) to these entities. Our ownership interest in these unconsolidated hospitality ventures generally varies from 24% to 70%. See Note 3 for further details regarding these investments.
Class B Share Repurchase—During the three months ended March 31, 2016, we repurchased 0 shares of Class B common stock. During the three months ended March 31, 2015, we repurchased 750,000 shares of Class B common stock for a weighted average price of $59.54 per share, for an aggregate purchase price of approximately $45 million. The shares repurchased represented approximately 0.5% of the Company's total shares of common stock outstanding prior to the repurchase. The shares of Class B common stock were repurchased in privately negotiated transactions from trusts for the benefit of certain Pritzker family members and limited partnerships owned indirectly by trusts for the benefit of certain Pritzker family members and were retired, thereby reducing the total number of shares outstanding and reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.

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

•
ASPAC management and franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our portfolio of brands to franchisees located in Southeast Asia, as well as greater China, Australia, South Korea, Japan and Micronesia. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners and franchisees with no added margin. These costs relate primarily to reservations, marketing and IT costs. These revenues and costs are recorded on the lines other revenues from managed properties and other costs from managed properties, respectively. The intersegment revenues relate to management fees that are collected from the Company’s owned hotels, which are eliminated in consolidation.

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
Our chief operating decision maker evaluates performance based on each segment’s revenue and Adjusted EBITDA. We define Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro-rata share of unconsolidated hospitality ventures Adjusted EBITDA based on our ownership percentage of each venture, adjusted to exclude equity earnings (losses) from unconsolidated hospitality ventures; stock-based compensation expense; gain on sale of real estate; other loss, net; depreciation and amortization; interest expense; and provision for income taxes.
Effective January 1, 2016, our definition of Adjusted EBITDA has been updated to exclude stock-based compensation expense, to facilitate comparison with our competitors. We have applied this change in the definition of Adjusted EBITDA to 2015 historical results to allow for comparability between the periods presented.

The table below shows summarized consolidated financial information by segment. Included within corporate and other are unallocated corporate expenses, license fees related to Hyatt Residence Club, and our co-branded credit card.

	Three Months Ended March 31,
	2016	2015
Owned and leased hotels
Owned and leased hotels revenues	$516	$509
Adjusted EBITDA	131	124
Depreciation and amortization	68	71
Americas management and franchising
Management and franchise fees revenues	91	88
Other revenues from managed properties	421	400
Intersegment revenues (a)	20	19
Adjusted EBITDA	76	73
Depreciation and amortization	5	5
ASPAC management and franchising
Management and franchise fees revenues	22	21
Other revenues from managed properties	21	19
Intersegment revenues (a)	—	—
Adjusted EBITDA	12	12
Depreciation and amortization	—	—
EAME/SW Asia management
Management and franchise fees revenues	16	16
Other revenues from managed properties	15	14
Intersegment revenues (a)	2	3
Adjusted EBITDA	8	7
Depreciation and amortization	1	1
Corporate and other
Revenues	9	9
Adjusted EBITDA	(33)	(31)
Depreciation and amortization	7	2
Eliminations (a)
Revenues	(22)	(22)
Adjusted EBITDA	—	—
Depreciation and amortization	—	—
TOTAL
Revenues	$1,089	$1,054
Adjusted EBITDA	194	185
Depreciation and amortization	81	79

(a)	Intersegment revenues are included in the management and franchise fees revenues and eliminated in Eliminations.

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three months ended March 31, 2016 and March 31, 2015.

	Three Months Ended March 31,
	2016	2015
Adjusted EBITDA	$194	$185
Equity earnings (losses) from unconsolidated hospitality ventures	2	(6)
Stock-based compensation expense (see Note 13)	(16)	(16)
Gain on sale of real estate	—	8
Other loss, net (see Note 17)	(4)	(18)
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(28)	(23)
EBITDA	148	130
Depreciation and amortization	(81)	(79)
Interest expense	(17)	(17)
Provision for income taxes	(16)	(12)
Net income attributable to Hyatt Hotels Corporation	$34	$22

16.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, are as follows:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income	$34	$22
Net income attributable to noncontrolling interests	—	—
Net income attributable to Hyatt Hotels Corporation	$34	$22
Denominator:
Basic weighted average shares outstanding	135,128,860	147,285,258
Share-based compensation	796,029	1,354,053
Diluted weighted average shares outstanding	135,924,889	148,639,311
Basic Earnings Per Share:
Net income	$0.25	$0.15
Net income attributable to noncontrolling interests	—	—
Net income attributable to Hyatt Hotels Corporation	$0.25	$0.15
Diluted Earnings Per Share:
Net income	$0.25	$0.15
Net income attributable to noncontrolling interests	—	—
Net income attributable to Hyatt Hotels Corporation	$0.25	$0.15
The computations of diluted net income per share for the three months ended March 31, 2016 and March 31, 2015 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Three Months Ended March 31,
	2016	2015
SARs	—	2,500
RSUs	12,000	—

17.    OTHER LOSS, NET
The table below provides a reconciliation of the components in other loss, net, for the three months ended March 31, 2016 and March 31, 2015, respectively.

	Three Months Ended March 31,
	2016	2015
Performance guarantee expense, net (see Note 11)	$(19)	$(16)
Foreign currency losses, net	—	(7)
Interest income	1	2
Depreciation recovery	5	1
Guarantee liability amortization (see Note 11)	8	2
Other	1	—
Other loss, net	$(4)	$(18)

18.    SUBSEQUENT EVENTS
Pursuant to the notice of redemption on March 15, 2016, all of the Company’s outstanding 2016 Notes, of which an aggregate principal amount of $250 million was outstanding at March 31, 2016, were redeemed on April 11, 2016 for $254 million.
On April 25, 2016, we acquired Thompson Miami Beach for approximately $238 million, from a seller that is indirectly owned by a limited partnership affiliated with the brother of our Executive Chairman. We have rebranded this hotel as The Confidante, the newest addition to The Unbound Collection by Hyatt.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report contains "forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, financial performance, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would" and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; limited visibility with respect to future bookings; loss of key personnel; hostilities, or fear of hostilities, including future terrorist attacks, that affect travel; travel-related accidents; natural or man-made disasters such as earthquakes, tsunamis, tornadoes, hurricanes, floods, oil spills, nuclear incidents and global outbreaks of pandemics or contagious diseases or fear of such outbreaks; our ability to successfully achieve certain levels of operating profits at hotels that have performance guarantees in favor of our third party owners; the impact of hotel renovations; our ability to successfully execute our common stock repurchase program; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through Internet travel intermediaries; changes in the tastes and preferences of our customers, including the entry of new competitors in the lodging business; relationships with colleagues and labor unions and changes in labor laws; financial condition of, and our relationships with, third-party property owners, franchisees and hospitality venture partners; the possible inability of our third-party owners, franchisees or development partners to access capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions and the introduction of new brand concepts; the timing of acquisitions and dispositions; failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals); unforeseen terminations of our management or franchise agreements; changes in federal, state, local or foreign tax law; increases in interest rates and operating costs; foreign exchange rate fluctuations or currency restructurings; lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access such markets; changes in the competitive environment in our industry, including as a result of industry consolidation, and the markets where we operate; cyber incidents and information technology failures; outcomes of legal or administrative proceedings; and violations of regulations or laws related to our franchising business. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and accompanying Notes, which appear elsewhere in this Quarterly Report on Form 10-Q.
Executive Overview
We are a global hospitality company engaged in the development, ownership, operation, management, franchising and licensing of a portfolio of properties, including hotels, resorts and residential and vacation ownership properties around the world. As of March 31, 2016, our worldwide hotel portfolio consisted of 612 hotels (161,572 rooms), including:

•	260 managed properties (86,717 rooms), all of which we operate under management agreements with third-party property owners;

•	280 franchised properties (46,560 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	34 owned properties (17,735 rooms) (including 1 consolidated hospitality venture), 1 capital leased property (171 rooms), and 7 operating leased properties (2,411 rooms), all of which we manage;

•	20 managed properties and 10 franchised properties owned or leased by unconsolidated hospitality ventures (7,978 rooms).
Our worldwide property portfolio also includes:

•	6 all inclusive resorts (2,401 rooms), all of which are owned and operated by an unconsolidated hospitality venture that has franchise agreements with us;

•
16 vacation ownership properties (1,038 units), all of which are licensed by Interval Leisure Group ("ILG") under the Hyatt Residence Club brand and operated by third parties, including ILG and its affiliates; and

•
18 residential properties (2,404 units), which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel.

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

•	Americas management and franchising, which consists of our management and franchising of properties located in the United States, Latin America, Canada and the Caribbean;

•	ASPAC management and franchising, which consists of our management and franchising of properties located in Southeast Asia, as well as greater China, Australia, South Korea, Japan and Micronesia; and

•
EAME/SW Asia management, which consists of our management of properties located primarily in Europe, Africa, the Middle East, India and Nepal, as well as countries along the Persian Gulf and the Arabian Sea.

The results of our unallocated corporate overhead, license fees related to Hyatt Residence Club and Hyatt co-branded credit card are reported within corporate and other. See Note 15 for further discussion of our segment structure.
During the three months ended March 31, 2016, we launched The Unbound Collection by Hyatt. The Unbound Collection by Hyatt will include a portfolio of new and existing upper-upscale and luxury properties that will maintain a distinct character while providing guests and owners Hyatt’s award-winning customer loyalty program, robust operational and marketing resources and a trusted, quality brand. Additionally, in April 2016, we purchased Thompson Miami Beach for approximately $238 million and rebranded it as The Confidante, the newest addition to The Unbound Collection by Hyatt. During the first quarter, we also opened the Grand Hyatt Rio de Janeiro in Brazil, expanding our presence in South America, along with the opening of our first Hyatt hotel in Nicaragua. We also announced plans for our first two international Hyatt Centric locations in Uruguay and Japan.
Our financial performance for the quarter ended March 31, 2016 reflects an increase in our consolidated revenues of $35 million, or 3.3%, ($45 million or 4.3% excluding the impact of currency) compared to the quarter ended March 31, 2015. Owned and leased hotels revenues for the quarter ended March 31, 2016 increased $7 million compared to the quarter ended March 31, 2015, which included net unfavorable currency impact of $8 million. The increase in owned and leased hotels revenues resulted primarily from an increase in comparable owned and leased hotels revenues of $9 million, including $8 million in net unfavorable currency impact, which was primarily driven by full service hotels in the United States and Mexico as a result of improved transient Revenue per Available Room ("RevPAR") and improved group rate, partially offset by a decrease in group occupancy in the United States. Our management and franchise fees for the quarter ended March 31, 2016 increased $2 million compared to the quarter ended March 31, 2015, which included $2 million in net unfavorable currency impact. Fee increases were primarily due to increased franchise fees from new and converted hotels and improved performance at existing hotels in the Americas.
Our consolidated Adjusted EBITDA for the first quarter of 2016 increased $9 million compared to the first quarter of 2015, which included $4 million in net unfavorable currency impact. The increase was primarily driven by our owned and leased hotels segment which increased $7 million and the Americas management and franchising segment which increased $3 million. See "—Non-GAAP Measure Reconciliation" below for an explanation of how we use Adjusted EBITDA, why we present it and material limitations on its usefulness.

Hotel Chain RevPAR Statistics

		RevPAR
		Three Months Ended March 31,
(Comparable Locations)	Number of Comparable Hotels (1)	2016	2015	Change	Change (in constant $)
Comparable systemwide hotels	541	$128	$127	0.6%	2.2%
Comparable owned and leased hotels	41	$169	$165	2.4%	3.7%
Americas full service hotels	148	$142	$140	1.3%	2.2%
Americas select service hotels	267	$99	$93	6.7%	6.8%
ASPAC full service hotels	60	$139	$141	(1.6)%	1.9%
EAME/SW Asia full service hotels	60	$119	$132	(10.0)%	(5.9)%
EAME/SW Asia select service hotels	5	$71	$59	19.4%	21.9%
(1) Comparable systemwide hotels include one select service hotel in ASPAC, which is not included in the ASPAC full service hotel statistics. The number of managed and franchised hotels presented above includes owned and leased hotels.
In the Americas management and franchising segment, transient demand and ADR growth at our full service hotels helped drive RevPAR in the first quarter of 2016 compared to the first quarter of 2015. Demand from groups was lower in the first quarter of 2016 due, in part, to the timing of Easter. Short-term bookings were lower in the first quarter of 2016 compared to the first quarter of 2015, however, long-term bookings continue to exhibit positive growth for future years. Our owned and leased hotels segment, which is made up primarily of hotels located in the Americas, also saw similar transient demand and ADR growth in the quarter, as well as moderate group revenue growth as a result of increased ADR in 2016 compared to 2015.
ASPAC management and franchising segment results for the first quarter of 2016 continued to be negatively impacted by increased hotel supply in the region and restrictions on inbound travel to Hong Kong. These declines were partially offset by continued recovery and growth in Shanghai and Thailand, as well as improved results in South Korea, which was negatively impacted by the MERS outbreak in 2015. We expect the current trends in the ASPAC region to continue to impact the segment's results for 2016 although quarterly RevPAR growth will also vary due to differences in quarterly growth rates from 2015.
The RevPAR decline in our EAME/SW Asia management segment resulted from decreased occupancy in France, southern Europe, the Middle East and Africa during the first quarter of 2016. The hotels in Paris and Istanbul experienced lower demand following recent terrorist attacks. ADR decreased in the Middle East, due to increased supply and reduced government spending in light of lower oil prices and decreased in Africa, due to reduced travel to the region. We expect the current trends in the EAME/SW Asia regions to continue to impact the segment's results for 2016 although quarterly RevPAR growth will also vary due to differences in quarterly growth rates from 2015.

Results of Operations
Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

Discussion on Consolidated Results
For additional information regarding our consolidated results below, please also refer to our condensed consolidated statements of income included in this quarterly filing. The impact from our investments in marketable securities held to fund operating programs, including securities held to fund our benefit programs funded through a rabbi trust and securities held to fund our Gold Passport Program, have been recorded on the various financial statement line items discussed below and have no impact on net income.
Owned and leased hotels revenues.

	Three Months Ended March 31,
(in millions, except percentages)	2016	2015	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$516	$507	$9	1.8%	$(8)
Non-comparable owned and leased hotels revenues	—	2	(2)	(100.0)%	—
Total Owned and Leased Hotels Revenues	$516	$509	$7	1.4%	$(8)

The increase in comparable owned and leased hotels revenues for the three months ended March 31, 2016, compared to the three months ended March 31, 2015 was primarily driven by full service hotels in the United States and Mexico, partially offset by decreases at certain of our international hotels driven primarily by unfavorable net currency impact. The decrease in non-comparable owned and leased hotels revenues was driven by dispositions during 2015. See "—Segment Results" below for further discussion of owned and leased hotels revenues.

Management and franchise fee revenues.

	Three Months Ended March 31,
(in millions, except percentages)	2016	2015	Better / (Worse)
Base management fees	$45	$44	$1	2.3%
Incentive management fees	30	30	—	—%
Franchise fees	23	21	2	9.5%
Other fee revenues	9	10	(1)	(10.0)%
Total management and franchise fees	$107	$105	$2	1.9%

Management and franchise fees increased $2 million during the three months ending March 31, 2016 compared to the same period in the prior year, which included $2 million in net unfavorable currency impact. The increase in franchise fees was primarily driven by new and converted hotels and improved performance at existing hotels in the Americas.
Other revenues from managed properties.

	Three Months Ended March 31,
(in millions, except percentages)	2016	2015	Better / (Worse)
Other revenues from managed properties excluding rabbi trust impact	$457	$430	$27	6.3%
Rabbi trust impact	—	3	(3)	(100.0)%
Other revenues from managed properties	$457	$433	$24	5.5%

Excluding the impact of rabbi trust, other revenues from managed properties increased due to a higher volume of reimbursements paid to us by our managed properties for increased payroll and related costs and increased member participation in our Hyatt Gold Passport program. The increased volume of reimbursements was driven in part by new hotel openings.

Owned and leased hotels expense.

	Three Months Ended March 31,
(in millions, except percentages)	2016	2015	Better / (Worse)
Comparable owned and leased hotels expense	$387	$380	$(7)	(1.8)%
Non-comparable owned and leased hotels expense	2	3	1	33.3%
Rabbi trust impact	—	1	1	100.0%
Total Owned and Leased Hotels Expense	$389	$384	$(5)	(1.3)%

Comparable owned and leased hotels expense increased $7 million, which included $6 million in net favorable currency impact, in the three months ended March 31, 2016, compared to the same period in the prior year primarily driven by increased health insurance costs and increased labor costs.
Selling, general, and administrative expenses.

	Three Months Ended March 31,
(in millions, except percentages)	2016	2015	Better / (Worse)
Selling, general, and administrative expenses	$88	$94	$6	6.4%
Less: rabbi trust impact	—	(6)	(6)	(100.0)%
Less: stock-based compensation expense	(16)	(16)	—	—%
Adjusted selling, general, and administrative expenses	72	72	—	—%

Selling, general, and administrative expenses includes expenses related to stock-based compensation. Effective January 1, 2016 our definition of Adjusted EBITDA has been updated to exclude stock-based compensation expense, therefore, adjusted selling, general, and administrative expenses has also been updated to exclude stock-based compensation expense. We have applied this change in the definition of adjusted selling, general, and administrative expenses to 2015 historical results to allow for comparability between the periods presented.
Excluding these impacts, selling, general, and administrative expenses were flat during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. An increase in payroll and related costs was offset by reductions in professional fees and other miscellaneous expenses.
Net gains and interest income from marketable securities held to fund operating programs.

	Three Months Ended March 31,
(in millions, except percentages)	2016	2015	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$—	$6	$(6)	(100.0)%
Rabbi trust impact allocated to owned and leased hotels expense	—	1	(1)	(100.0)%
Net gains and interest income from marketable securities held to fund our Gold Passport program allocated to owned and leased hotels revenues	1	1	—	—%
Net gains and interest income from marketable securities held to fund operating programs	$1	$8	$(7)	(87.5)%

Equity earnings (losses) from unconsolidated hospitality ventures.    Equity earnings from unconsolidated hospitality ventures were $2 million in the three months ended March 31, 2016, compared to equity losses from unconsolidated hospitality ventures of $6 million in the three months ended March 31, 2015. The $8 million increase during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was primarily due to $7 million of equity earnings generated from one of our hospitality ventures related to a forfeited deposit on a sale of hotels that did not close.
Asset impairments.    Asset impairments are recorded as necessary based on our regular evaluation of impairment indicators. During the three months ended March 31, 2016 and March 31, 2015, we did not record any asset impairment charges.
During the first quarter of 2016, we identified an impairment indicator related to certain property and equipment and performed a recoverability analysis. Our estimate of the expected undiscounted future cash flows indicated that the net book value of the assets are expected to be recovered, therefore we did not record an impairment charge.  However based on our current analysis, asset impairments of approximately $25 million may be recorded in the future if our plans regarding our property and equipment change. Accordingly, we will continue to monitor circumstances and events in future periods to determine whether asset impairments are warranted.
Gain on sale of real estate.    During the three months ended March 31, 2015, we sold Hyatt Regency Indianapolis resulting in a pre-tax gain of $8 million.
Other loss, net.

	Three Months Ended March 31,
(in millions, except percentages)	2016	2015	Better / (Worse)
Performance guarantee expense, net	$(19)	$(16)	$(3)	(18.8)%
Foreign currency losses, net (1)	—	(7)	7	100.0%
Interest income	1	2	(1)	(50.0)%
Depreciation recovery (2)	5	1	4	400.0%
Guarantee liability amortization	8	2	6	300.0%
Other	1	—	1	100.0%
Other loss, net	$(4)	$(18)	$14	77.8%

(1)
Includes foreign currency gains and losses recorded by entities which hold loans denominated in a currency other than their functional currency, gains and losses related to foreign currency transactions and gains and losses from foreign currency forward contracts intended to offset our exposure associated with the fluctuations of certain foreign currencies.

(2)
Amounts represent recovery of depreciation expense charged out to our managed and franchised hotels. A corresponding expense is included in depreciation and amortization expense, therefore there is no impact on net income.

Provision for income taxes.

	Three Months Ended March 31,
(in millions, except percentages)	2016	2015	Better / (Worse)
Income before income taxes	$50	$34	$16	47.1%
Income tax expense	(16)	(12)	(4)	(33.3)%
Effective tax rate	31.7%	35.3%		3.6%

Income tax expense increased $4 million in the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015, primarily due to an increase in pre-tax income in 2016 compared to 2015. The decreased effective tax rate is primarily driven by an increased tax benefit recognized in 2016 as a result of the global transfer pricing changes implemented during the fourth quarter of 2015.

Segment Results
We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA, as described in Note 15, which includes discussion of an update to the definition of Adjusted EBITDA effective January 1, 2016.
The charts below illustrate revenues by segment excluding other revenues from managed properties for the three months ended March 31, 2016 and March 31, 2015, which are presented before intersegment eliminations.
*Consolidated revenues for the three months ended March 31, 2016 includes corporate and other revenues of $9 million, eliminations of $22 million and other revenues from managed properties of $457 million.
**Consolidated revenues for the three months ended March 31, 2015 includes corporate and other revenues of $9 million, eliminations of $22 million and other revenues from managed properties of $433 million.
Owned and leased hotels revenues.

	Three Months Ended March 31,
(in millions, except percentages)	2016	2015	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$516	$507	$9	1.8%	$(8)
Non-comparable owned and leased hotels revenues	—	2	(2)	(100.0)%	—
Total Owned and Leased Hotels Revenues	$516	$509	$7	1.4%	$(8)

The increase in comparable hotels revenues during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily driven by an increase of $12 million at our full service hotels in the United States, partially offset by a decrease of $3 million at our comparable international hotels. Revenue growth at our United States comparable full service hotels was primarily a result of improved transient occupancy and rate, and improved group rate, partially offset by a decrease in group occupancy. The decrease in comparable international hotels was primarily driven by unfavorable net currency impact of $8 million, partially offset by improvements of $5 million at our owned hotel in Mexico driven by strong transient and group business.

	Three Months Ended March 31,
	RevPAR			Occupancy			ADR
(Comparable Owned and Leased Hotels)	2016	2015	Better / (Worse)	2016	2015	Change in Occ % pts	2016	2015	Better / (Worse)
Total Owned and Leased Hotels	$169	$165	2.4%	74.3%	74.2%	0.1%	$227	$222	2.2%

Comparable RevPAR at our owned and leased hotels in the three months ended March 31, 2016 increased by 2.4% (or 3.7% excluding the net unfavorable currency impact) compared to the three months ended March 31, 2015. Excluding the unfavorable currency impact, these increases were primarily driven by improved ADR at our comparable full service hotels in the United States and Mexico.
During the three months ended March 31, 2016, no properties were removed from the comparable owned and leased hotels results.
Owned and leased hotels segment Adjusted EBITDA.

	Three Months Ended March 31,
(in millions, except percentages)	2016	2015	Better / (Worse)
Owned and Leased Hotels Adjusted EBITDA	$103	$101	$2	2.0%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	28	23	5	21.7%
Segment Adjusted EBITDA	$131	$124	$7	5.6%

Owned and leased hotels segment Adjusted EBITDA.  Adjusted EBITDA at our comparable owned and leased hotels increased $3 million during the three months ended March 31, 2016 compared to the same period in 2015, which included $2 million in net unfavorable currency impact. This increase was largely due to revenue growth at our full service hotels in the United States and Mexico. Partially offsetting the revenue growth were increased health insurance and labor costs. Adjusted EBITDA at our non-comparable hotels decreased $1 million during the three months ended March 31, 2016 compared to the same period in 2015, primarily due to pre-opening costs at one hotel in the Americas that opened at the end of the first quarter of 2016.
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA.  Our pro rata share of Adjusted EBITDA from our joint venture hotels increased $5 million during the three months ended March 31, 2016, compared to the same period in 2015, which included insignificant net unfavorable currency impact. The increase was primarily driven by hotel openings and improved performance at two ventures that operate in resort markets.
Americas management and franchising segment revenues.

	Three Months Ended March 31,
(in millions, except percentages)	2016	2015	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$91	$88	$3	3.4%
Other Revenues from Managed Properties	421	400	21	5.3%
Total Segment Revenues	$512	$488	$24	4.9%

Americas management and franchising total revenues increased $24 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, which included insignificant net unfavorable currency impact.
Management, franchise and other fees increased $3 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Franchise fees increased $2 million during the three months ended March 31, 2016 primarily driven by new and converted hotels and improved performance at existing hotels. Management fees increased $2 million during the three months ended March 31, 2016 driven by a $1 million increase in base fees and a $1 million increase in incentive fees, spread across the portfolio.
Other revenues from managed properties increased $21 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to a higher volume of reimbursements paid to us by our managed properties for increased hotel employee payroll and related costs and increased member participation in our Hyatt Gold Passport program. The increased volume of reimbursements was driven in part by new hotel openings.

	Three Months Ended March 31,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2016	2015	Better / (Worse)	2016	2015	Change in Occ % pts	2016	2015	Better / (Worse)
Americas Full Service	$142	$140	1.3%	71.2%	72.1%	(0.9)%	$199	$194	2.7%
Americas Select Service	99	93	6.7%	74.9%	72.2%	2.7%	132	128	2.9%

Our full service hotels comparable RevPAR improved 1.3% (or 2.2% excluding the net unfavorable currency impact) in the three months ended March 31, 2016 compared to the same period in the prior year due to increased transient ADR and demand. This increase was partially offset by the timing of Easter, which shifted group occupancy from the first quarter into the second quarter, compared to 2015.
During the three months ended March 31, 2016, we removed one property from the comparable Americas full service systemwide hotels that left the chain and no properties were removed from the comparable Americas select service systemwide hotels.
Americas management and franchising segment Adjusted EBITDA.

	Three Months Ended March 31,
(in millions, except percentages)	2016	2015	Better / (Worse)
Segment Adjusted EBITDA	$76	$73	$3	4.1%

Adjusted EBITDA increased $3 million in the three months ended March 31, 2016, which included insignificant net unfavorable currency impact, compared to the three months ended March 31, 2015 due primarily to the aforementioned $3 million increase in management, franchise and other fees.
ASPAC management and franchising segment revenues.

	Three Months Ended March 31,
(in millions, except percentages)	2016	2015	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$22	$21	$1	4.8%
Other Revenues from Managed Properties	21	19	2	10.5%
Total Segment Revenues	$43	$40	$3	7.5%

ASPAC management and franchising total revenues increased $3 million in the three months ended March 31, 2016, compared to the three months ended March 31, 2015, which included $1 million in net unfavorable currency impact. The increase was primarily driven by other revenues from managed properties due to a higher volume of reimbursements paid to us for increased member participation in our Hyatt Gold Passport program and increased reimbursed payroll and related costs.

	Three Months Ended March 31,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2016	2015	Better / (Worse)	2016	2015	Change in Occ % pts	2016	2015	Better / (Worse)
ASPAC Full Service	$139	$141	(1.6)%	66.4%	64.5%	1.9%	$209	$219	(4.4)%

During the three months ended March 31, 2016, comparable full service RevPAR decreased 1.6% (or increased 1.9% excluding the net unfavorable currency impact) compared to the three months ended March 31, 2015. Excluding the unfavorable currency impact, the increase in comparable full service RevPAR during the three months ended March 31, 2016 was driven by increased occupancy in most areas of China, South Korea and Southeast Asia and increased ADR in Japan. These increases were partially offset by decreased occupancy in Hong Kong, Japan and Macau and decreased ADR in South Korea, selected hotels in Southeast Asia, Hong Kong and Macau.

During the three months ended March 31, 2016, we removed two properties from the comparable ASPAC full service systemwide hotels, one as a result of a significant renovation and one that left the chain.
ASPAC management and franchising segment Adjusted EBITDA.

	Three Months Ended March 31,
(in millions, except percentages)	2016	2015	Better / (Worse)
Segment Adjusted EBITDA	$12	$12	$—	—%

Adjusted EBITDA was flat in the three months ended March 31, 2016, which included $1 million net unfavorable currency impact, compared to the three months ended March 31, 2015. The increase in management, franchise and other fees was offset by an increase in payroll and related costs.
EAME/SW Asia management segment revenues.

	Three Months Ended March 31,
(in millions, except percentages)	2016	2015	Better / (Worse)
Segment Revenues
Management and Other Fees	$16	$16	$—	—%
Other Revenues from Managed Properties	15	14	1	7.1%
Total Segment Revenues	$31	$30	$1	3.3%

EAME/SW Asia management total revenues increased $1 million in the three months ended March 31, 2016, which included $1 million in net unfavorable currency impact, compared to the three months ended March 31, 2015, driven by an increase in other revenues from managed properties.

	Three Months Ended March 31,
	RevPAR			Occupancy			ADR
(Comparable Systemwide Hotels)	2016	2015	Better / (Worse)	2016	2015	Change in Occ % pts	2016	2015	Better / (Worse)
EAME/SW Asia Full Service	$119	$132	(10.0)%	62.3%	64.0%	(1.7)%	$190	$206	(7.5)%
EAME/SW Asia Select Service	$71	$59	19.4%	67.8%	55.1%	12.7%	$105	$108	(2.8)%

During the three months ended March 31, 2016, comparable full service RevPAR decreased 10.0% (or 5.9% excluding unfavorable currency impact) compared to the same period in the prior year. Excluding the unfavorable currency impact, the decrease in comparable full service RevPAR during the three months ended March 31, 2016 was driven by decreased ADR in the Middle East, Africa and Germany as well as decreased occupancy in the Middle East, Africa, France and Turkey. These decreases were partially offset by increased ADR and occupancy in Eastern Europe and India. During the three months ended March 31, 2016, comparable select service RevPAR increased 19.4% (or 21.9% excluding unfavorable currency impact) compared to the same period in the prior year driven by increased occupancy.
During the three months ended March 31, 2016, we did not remove any properties from the comparable EAME/SW Asia full service systemwide hotel results.
EAME/SW Asia management segment Adjusted EBITDA.

	Three Months Ended March 31,
(in millions, except percentages)	2016	2015	Better / (Worse)
Segment Adjusted EBITDA	$8	$7	$1	14.3%

Adjusted EBITDA increased $1 million in the three months ended March 31, 2016, which included $1 million in net unfavorable currency impact, compared to the three months ended March 31, 2015. The increase in Adjusted EBITDA during the three months ended March 31, 2016 was driven by a decrease in payroll and related costs.

Corporate and other.    Corporate and other includes unallocated corporate expenses, license fees related to Hyatt Residence Club, and the results of our co-branded credit card. Corporate and other revenues were flat during the three months ended March 31, 2016, compared to the same period in 2015.

	Three Months Ended March 31,
(in millions, except percentages)	2016	2015	Better / (Worse)
Corporate and other revenues	$9	$9	$—	—%
Corporate and other Adjusted EBITDA	$(33)	$(31)	$(2)	(6.5)%
Adjusted EBITDA decreased $2 million during the three months ended March 31, 2016 compared to the same period in the prior year. This decrease was driven by a $1 million increase in payroll and related costs and a $1 million increase in other direct costs related to our co-branded credit card program.
Eliminations.    Eliminations of $22 million for each of the three months ended March 31, 2016 and March 31, 2015, primarily represent fees charged by our management and franchising segments to our owned and leased hotels for managing their operations.
Non-GAAP Measure Reconciliation
We use the term Adjusted EBITDA throughout this quarterly report. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define consolidated Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro-rata share of unconsolidated hospitality ventures Adjusted EBITDA based on our ownership percentage of each venture, adjusted to exclude the following items:

•	equity earnings (losses) from unconsolidated hospitality ventures;

•	stock-based compensation expense;

•	gain on sale of real estate;

•	other loss, net;

•	depreciation and amortization;

•	interest expense; and

•	provision for income taxes.
Effective January 1, 2016, our definition of Adjusted EBITDA has been updated to exclude stock-based compensation expense, to facilitate comparison with our competitors. We have applied this change in the definition of Adjusted EBITDA to 2015 historical results to allow for comparability between the periods presented.
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
The charts below illustrate Adjusted EBITDA by segment for the three months ended March 31, 2016 and March 31, 2015.
*Consolidated Adjusted EBITDA for the three months ended March 31, 2016 includes Corporate and other Adjusted EBITDA of $(33) million
**Consolidated Adjusted EBITDA for the three months ended March 31, 2015 includes Corporate and other Adjusted EBITDA of $(31) million

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three months ended March 31, 2016 and March 31, 2015:

(in millions)	Three Months Ended March 31,
	2016	2015	Better / (Worse)
Adjusted EBITDA	$194	$185	$9	4.9%
Equity earnings (losses) from unconsolidated hospitality ventures	2	(6)	8	133.3%
Stock-based compensation expense	(16)	(16)	—	—%
Gain on sale of real estate	—	8	(8)	(100.0)%
Other loss, net	(4)	(18)	14	77.8%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(28)	(23)	(5)	(21.7)%
EBITDA	148	130	18	13.8%
Depreciation and amortization	(81)	(79)	(2)	(2.5)%
Interest expense	(17)	(17)	—	—%
Provision for income taxes	(16)	(12)	(4)	(33.3)%
Net income attributable to Hyatt Hotels Corporation	$34	$22	$12	54.5%

Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments and cash generated from our operations. As part of our business strategy, we also recycle capital by using net proceeds from dispositions to support our acquisitions and new investment opportunities. When appropriate, we borrow cash under our revolving credit facility or from other third-party sources, and may also raise funds by issuing debt or equity securities as necessary. We maintain a cash investment policy that emphasizes preservation of capital. At March 31, 2016 and December 31, 2015, we had cash and cash equivalents and short-term investments of $826 million and $503 million, respectively. We believe that our cash position, short-term investments and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives for the foreseeable future.
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
Recent Transactions Affecting our Liquidity and Capital Resources
During the three months ended March 31, 2016 and March 31, 2015, several transactions impacted our liquidity. See "—Sources and Uses of Cash."
Sources and Uses of Cash

(in millions)	Three Months Ended March 31,
	2016	2015
Cash provided by (used in):
Operating activities	$51	$15
Investing activities	(12)	41
Financing activities	264	(193)
Effect of changes in exchange rate on cash and cash equivalents	11	15
Net increase (decrease) in cash and cash equivalents	$314	$(122)
Cash Flows from Operating Activities
Cash provided by operating activities increased $36 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to timing of accounts receivable, accounts payable and accrued expenses.
Cash Flows from Investing Activities
During the three months ended March 31, 2016:

•	Capital expenditures were $38 million (see "—Capital Expenditures" below).

•	We invested $15 million in unconsolidated hospitality ventures.

•	We funded $12 million into escrow related to our acquisition of Thompson Miami Beach.

•	We released $29 million from restricted cash related to the finalization from the Canada Revenue Agency in connection with the 2014 disposition of Park Hyatt Toronto.

•	We received distributions of $23 million from unconsolidated hospitality ventures.
During the three months ended March 31, 2015:

•	We sold Hyatt Regency Indianapolis for approximately $69 million.

•	Capital expenditures were $61 million (see "—Capital Expenditures" below).

•	We invested $12 million in unconsolidated hospitality ventures.

•	We sold a net total of $18 million of marketable securities and short-term investments.

•	We released $18 million from restricted cash related to the development of a hotel in Brazil.
Cash Flows from Financing Activities
During the three months ended March 31, 2016, the Company repurchased 1,527,750 shares of common stock for an aggregate purchase price of $63 million. During the three months ended March 31, 2015, the Company repurchased 3,192,629 shares of common stock for an aggregate purchase price of $187 million.
During the three months ended March 31, 2016, we issued our 2026 Senior Notes and received net proceeds of $396 million, after deducting discounts and offering expenses of approximately $4 million.
During the three months ended March 31, 2016, we repaid the senior secured term loan related to Hyatt Regency Lost Pines Resort and Spa of $64 million.
During the three months ended March 31, 2016, we drew and subsequently repaid $30 million on our revolving credit facility. During the three months ended March 31, 2015, we did not draw on our revolving credit facility.
The following is a summary of our debt to capital ratios:

(in millions, except percentages)	March 31, 2016	December 31, 2015
Consolidated debt (1)	$1,706	$1,370
Stockholders’ equity	3,996	3,991
Total capital	5,702	5,361
Total debt to total capital	29.9%	25.6%
Consolidated debt (1)	1,706	1,370
Less: Cash and cash equivalents and short-term investments	826	503
Net consolidated debt (cash and short-term investments)	$880	$867
Net debt to total capital	15.4%	16.2%

(1)
Excludes approximately $744 million and $692 million of our share of unconsolidated hospitality venture indebtedness as of March 31, 2016 and December 31, 2015, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements.

Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance, enhancements to existing properties and investment in new properties. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations.
The following is a summary of our capital expenditures during the three months ended March 31, 2016 and March 31, 2015:

(in millions)	March 31, 2016	March 31, 2015
Maintenance	$11	$32
Enhancements to existing properties	11	10
Investment in new properties	16	19
Total capital expenditures	$38	$61
Expenditures related to new properties are driven by construction spending on our development of a hotel in Brazil, which opened in early 2016. The decrease in maintenance expenditures in 2016 compared to 2015 is driven by decreased technology spend and decreased spend at domestic and international full service properties.

Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes as of March 31, 2016. Interest on the Senior Notes is payable semi-annually.

Description	Principal Amount (in millions)
2016 Notes	$250
2019 Notes	196
2021 Notes	250
2023 Notes	350
2026 Notes	400
Total	$1,446
We are in compliance with all applicable covenants under the indenture governing our Senior Notes as of March 31, 2016.
Revolving Credit Facility
There was no outstanding balance on our revolving credit facility at March 31, 2016 or at December 31, 2015. As of March 31, 2016, we had available borrowing capacity of approximately $1.5 billion under our revolving credit facility, net of outstanding undrawn letters of credit.
We are in compliance with all applicable covenants under the revolving credit facility as of March 31, 2016.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. As of March 31, 2016 and December 31, 2015 we had a total of $227 million and $228 million, respectively, in letters of credit issued directly with financial institutions. These letters of credit had weighted-average fees of 99 basis points at March 31, 2016. The range of maturity on these letters of credit was up to five years as of March 31, 2016.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2015 Form 10-K. Since the date of our 2015 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At March 31, 2016, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
Interest Rate Risk
In the normal course of business, we are exposed to the impact of interest rate changes due to our borrowing activities. Our objective is to manage the risk of interest rate changes on the results of operations, cash flows, and the market value of our debt by creating an appropriate balance between our fixed and floating-rate debt. We enter into interest rate derivative transactions from time to time, including interest rate swaps, in order to maintain a level of exposure to interest rate variability that the Company deems acceptable. As of March 31, 2016 and December 31, 2015, we held no interest rate swap contracts.
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
The U.S. dollar equivalent of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany transactions, with terms of less than one year, is as follows (in U.S. dollars):

(in millions)	March 31, 2016	December 31, 2015
Pound Sterling	$164	$170
Korean Won	35	33
Canadian Dollar	33	61
Indian Rupee	—	27
Swiss Franc	9	9
Brazilian Real	4	4
Total notional amount of forward contracts	$245	$304

We intend to offset the gains and losses related to our third-party debt, debt repayment guarantees and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income. For the three months ended March 31, 2016 and March 31, 2015, the effects of these derivative instruments within other loss, net were an insignificant gain and a $14 million gain, respectively. We expect to continue this practice relating to our intercompany transactions, and may also begin to manage the risks associated with other transactional foreign currency volatility within our business.

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

Item 1A. Risk Factors.

At March 31, 2016, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company's purchases of shares of Class A common stock during the quarter ended March 31, 2016:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Program
January 1 to January 31, 2016	602,006	$39.86	602,006	$105,098,221
February 1 to February 29, 2016	569,435	$39.01	569,435	$332,885,738
March 1 to March 31, 2016	356,309	$47.70	356,309	$315,890,664
Total	1,527,750	$41.37	1,527,750

(1)
On each of August 4, 2015 and February 18, 2016, we announced the approvals of expansions of our share repurchase program pursuant to which we are authorized to purchase up to an additional $400 million and $250 million, respectively, of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. The repurchase programs do not have an expiration date. As of March 31, 2016, the Company had approximately $316 million remaining under its current share repurchase authorizations.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not Applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

3.1
Amended and Restated Certificate of Incorporation of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-34521) filed with the Securities and Exchange Commission on August 4, 2015)

3.2
Amended and Restated Bylaws of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 11, 2014)

4.1
Sixth Supplemental Indenture, dated March 7, 2016, between Hyatt Hotels Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 8, 2016)

4.2
Form of 4.850% Senior Note due 2026 (included as part of Exhibit 4.1 above) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 8, 2016)

+10.1
Form of Performance Share Unit Agreement under the Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 25, 2016)

+10.2
Employment Letter, dated as of February 10, 2016, between Hyatt Corporation and Patrick J. Grismer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 11, 2016)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Hyatt Hotels Corporation

Date:	May 3, 2016	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Hyatt Hotels Corporation

Date:	May 3, 2016	By:	/s/ Patrick J. Grismer
Patrick J. Grismer
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)