Form 10-Q
period 2016-06-30
Hyatt Hotels Corp
filed 2016-08-02
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 29, 2016, there were 23,404,633 shares of the registrant’s Class A common stock, $0.01 par value, outstanding and 109,628,962 shares of the registrant’s Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.
HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
REVENUES:
Owned and leased hotels	$559	$540	$1,075	$1,049
Management and franchise fees	115	112	222	217
Other revenues	11	9	20	16
Other revenues from managed properties	480	451	937	884
Total revenues	1,165	1,112	2,254	2,166
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	413	391	802	775
Depreciation and amortization	86	76	167	155
Other direct costs	9	7	15	12
Selling, general, and administrative	75	73	163	167
Other costs from managed properties	480	451	937	884
Direct and selling, general, and administrative expenses	1,063	998	2,084	1,993
Net gains and interest income from marketable securities held to fund operating programs	7	1	8	9
Equity earnings (losses) from unconsolidated hospitality ventures	19	(23)	21	(29)
Interest expense	(20)	(17)	(37)	(34)
Gains (losses) on sales of real estate	(21)	1	(21)	9
Other income (loss), net	1	4	(3)	(14)
INCOME BEFORE INCOME TAXES	88	80	138	114
PROVISION FOR INCOME TAXES	(21)	(40)	(37)	(52)
NET INCOME	67	40	101	62
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$67	$40	$101	$62
EARNINGS PER SHARE—Basic
Net income	$0.50	$0.28	$0.75	$0.43
Net income attributable to Hyatt Hotels Corporation	$0.50	$0.28	$0.75	$0.43
EARNINGS PER SHARE—Diluted
Net income	$0.49	$0.27	$0.74	$0.42
Net income attributable to Hyatt Hotels Corporation	$0.49	$0.27	$0.74	$0.42
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$67	$40	$101	$62
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (benefit) expense of $- for the three and six months ended June 30, 2016 and $(2) for the three and six months ended June 30, 2015	(9)	8	15	(47)
Unrealized gains on available for sale securities, net of tax expense of $8 and $4 for the three months ended and $5 and $4 for the six months ended June 30, 2016 and June 30, 2015, respectively	12	4	8	6
Other comprehensive income (loss)	3	12	23	(41)
COMPREHENSIVE INCOME	70	52	124	21
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$70	$52	$124	$21
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$642	$457
Restricted cash	77	96
Short-term investments	49	46
Receivables, net of allowances of $17 and $15 at June 30, 2016 and December 31, 2015, respectively	330	298
Inventories	16	12
Prepaids and other assets	188	152
Prepaid income taxes	45	63
Total current assets	1,347	1,124
Investments	308	327
Property and equipment, net	3,959	4,031
Financing receivables, net of allowances	21	20
Goodwill	128	129
Intangibles, net	541	547
Deferred tax assets	298	301
Other assets	1,104	1,112
TOTAL ASSETS	$7,706	$7,591
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$19	$328
Accounts payable	144	141
Accrued expenses and other current liabilities	551	516
Accrued compensation and benefits	110	122
Total current liabilities	824	1,107
Long-term debt	1,455	1,042
Other long-term liabilities	1,419	1,447
Total liabilities	3,698	3,596
Commitments and contingencies (see Note 11)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of June 30, 2016 and December 31, 2015	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 23,776,676 issued and outstanding at June 30, 2016, and Class B common stock, $0.01 par value per share, 441,623,374 shares authorized, 109,628,962 shares issued and outstanding at June 30, 2016. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 26,604,687 issued and outstanding at December 31, 2015, and Class B common stock, $0.01 par value per share, 441,623,374 shares authorized, 109,628,962 shares issued and outstanding at December 31, 2015	1	1
Additional paid-in capital	1,820	1,931
Retained earnings	2,390	2,289
Accumulated other comprehensive loss	(207)	(230)
Total stockholders’ equity	4,004	3,991
Noncontrolling interests in consolidated subsidiaries	4	4
Total equity	4,008	3,995
TOTAL LIABILITIES AND EQUITY	$7,706	$7,591
See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101	$62
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167	155
Deferred income taxes	(2)	(7)
Equity (earnings) losses from unconsolidated hospitality ventures and distributions received	(7)	41
Foreign currency (gains) losses	(3)	7
(Gains) losses on sales of real estate	21	(9)
Working capital changes and other	(38)	(65)
Net cash provided by operating activities	239	184
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(226)	(297)
Proceeds from marketable securities and short-term investments	232	320
Contributions to investments	(17)	(27)
Return of investment	52	4
Acquisitions, net of cash acquired	(238)	—
Capital expenditures	(85)	(122)
Proceeds from sales of real estate, net of cash disposed	240	86
Sales proceeds transferred from escrow to cash and cash equivalents	29	143
(Increase) decrease in restricted cash	(6)	17
Other investing activities	(4)	(13)
Net cash (used in) provided by investing activities	(23)	111
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs of $4 and $0 as of June 30, 2016 and June 30, 2015, respectively	519	11
Repayments of long-term debt	(428)	(1)
Repurchase of common stock	(131)	(344)
Other financing activities	(7)	(10)
Net cash used in financing activities	(47)	(344)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	16	8
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	185	(41)
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	457	685
CASH AND CASH EQUIVALENTS—END OF PERIOD	$642	$644
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$37	$34
Cash paid during the period for income taxes	$28	$82
Non-cash investing activities are as follows:
Change in accrued capital expenditures	$6	$(4)

See accompanying notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)

1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively "Hyatt Hotels Corporation") provide hospitality services on a worldwide basis through the development, ownership, operation, management, franchising and licensing of hospitality related businesses. We develop, own, operate, manage, franchise, license or provide services to a portfolio of properties consisting of full service hotels, select service hotels, resorts and other properties, including timeshare, fractional and other forms of residential or vacation properties. As of June 30, 2016, (i) we operated or franchised 301 full service hotels, comprising 119,200 rooms throughout the world, (ii) we operated or franchised 326 select service hotels, comprising 45,183 rooms, of which 301 hotels are located in the United States, and (iii) our portfolio of properties included 6 franchised all inclusive Hyatt-branded resorts, comprising 2,401 rooms. As of June 30, 2016, our portfolio of properties operated in 54 countries around the world.
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

2.    RECENTLY ISSUED ACCOUNTING STANDARDS
Adopted Accounting Standards—In April 2015, the Financial Accounting Standards Board ("FASB") released Accounting Standards Update No. 2015-03 ("ASU 2015-03"), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The provisions of ASU 2015-03 are effective for interim periods and fiscal years beginning after December 15, 2015. We adopted the standard on January 1, 2016, and as a result we reclassified $5 million of debt issuance costs previously included in other assets to long-term debt on our condensed consolidated balance sheets as of December 31, 2015.
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

In January 2016, the FASB released Accounting Standards Update No. 2016-01 ("ASU 2016-01"), Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 revises the accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The provisions of ASU 2016-01 are effective for interim periods and fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of adopting ASU 2016-01.
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
In March 2016, the FASB released Accounting Standards Update No. 2016-09 ("ASU 2016-09"), Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions of ASU 2016-09 are effective for interim periods and fiscal years beginning after December 15, 2016, with early adoption permitted. Upon adoption, ASU 2016-09 is not expected to materially impact our condensed consolidated financial statements.
In June 2016, the FASB released Accounting Standards Update No. 2016-13 ("ASU 2016-13"), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the existing impairment model for most financial assets from an incurred loss impairment model to a current expected credit loss (“CECL”) model, which requires an entity to recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect. ASU 2016-13 also requires credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses. The provisions of ASU 2016-13 are effective for interim periods and fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2016-13.

3.    EQUITY AND COST METHOD INVESTMENTS
We have investments that are recorded under both the equity and cost methods. These investments are considered to be an integral part of our business and are strategically and operationally important to our overall results. Our equity and cost method investment balances recorded at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Equity method investments	$301	$304
Cost method investments	7	23
Total investments	$308	$327
We recorded $3 million and $2 million of net losses from our cost method investments for the three and six months ended June 30, 2016, respectively. Gains or losses from cost method investments are recorded within other income (loss), net on our condensed consolidated statements of income.
During the three and six months ended June 30, 2016, we recorded a $2 million impairment charge in equity earnings (losses) from unconsolidated hospitality ventures related to one equity method investment.
The following table presents summarized financial information for all unconsolidated ventures in which we hold an investment that is accounted for under the equity method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenues	$342	$301	$626	$545
Gross operating profit	132	88	202	148
Income (loss) from continuing operations	58	(3)	78	(16)
Net income (loss)	58	(3)	78	(16)

4.    MARKETABLE SECURITIES
We hold marketable securities to fund certain operating programs and for investment purposes. We periodically transfer cash and cash equivalents to time deposits, highly liquid and transparent commercial paper, corporate notes and bonds, and U.S. government obligations and obligations of other government agencies for investment purposes.
Marketable Securities Held to Fund Operating Programs—At June 30, 2016 and December 31, 2015, total marketable securities held to fund operating programs, which are recorded at fair value and included on the condensed consolidated balance sheets, were as follows:

	June 30, 2016	December 31, 2015
Marketable securities held by the Hyatt Gold Passport Fund	$400	$384
Marketable securities held to fund deferred compensation plans (Note 9)	337	333
Marketable securities held to fund our captive insurance company	82	82
Total marketable securities held to fund operating programs	$819	$799
Less current portion of marketable securities held for operating programs included in cash and cash equivalents, short-term investments, and prepaids and other assets	(163)	(121)
Marketable securities held to fund operating programs included in other assets	$656	$678
Net gains and interest income from marketable securities held to fund operating programs on the condensed consolidated statements of income includes realized and unrealized gains and losses and interest income related to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Hyatt Gold Passport Fund	$2	$—	$3	$1
Deferred compensation plans	5	1	5	8
Total net gains and interest income from marketable securities held to fund operating programs	$7	$1	$8	$9
Our captive insurance company holds marketable securities which have been classified as available for sale ("AFS") and are invested in U.S. government agencies, time deposits and corporate debt securities. We have classified these investments as current or long-term, based on their contractual maturity dates, which range from 2016 through 2021. During the three and six months ended June 30, 2016, we recorded $1 million in unrealized gains related to these AFS securities on the condensed consolidated balance sheets through other comprehensive income (loss).
Marketable Securities Held for Investment Purposes—At June 30, 2016 and December 31, 2015, our total marketable securities held for investment purposes, which are recorded at fair value and included on the condensed consolidated balance sheets, were as follows:

	June 30, 2016	December 31, 2015
Interest bearing money market funds	$117	$5
Time deposits	30	30
Preferred shares	347	335
Total marketable securities held for investment purposes	$494	$370
Less current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(147)	(35)
Marketable securities held for investment purposes included in other assets	$347	$335

Fair Value—As of June 30, 2016 and December 31, 2015, we had the following financial assets measured at fair value on a recurring basis:

	June 30, 2016	Cash and Cash Equivalents	Short-term Investments	Prepaids and Other Assets	Other Assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest bearing money market funds	$138	$138	$—	$—	$—
Mutual funds	337	—	—	—	337
Level Two - Significant Other Observable Inputs
Time deposits	45	—	34	—	11
U.S. government obligations	137	—	—	43	94
U.S. government agencies	68	—	14	13	41
Corporate debt securities	186	—	1	50	135
Mortgage-backed securities	26	—	—	8	18
Asset-backed securities	26	—	—	8	18
Municipal and provincial notes and bonds	3	—	—	1	2
Level Three - Significant Unobservable Inputs
Preferred shares	347	—	—	—	347
Total	$1,313	$138	$49	$123	$1,003

	December 31, 2015	Cash and Cash Equivalents	Short-term Investments	Prepaids and Other Assets	Other Assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest bearing money market funds	$18	$18	$—	$—	$—
Mutual funds	333	—	—	—	333
Level Two - Significant Other Observable Inputs
Time deposits	45	—	38	—	7
U.S. government obligations	131	—	—	32	99
U.S. government agencies	83	—	6	10	67
Corporate debt securities	168	—	2	36	130
Mortgage-backed securities	26	—	—	6	20
Asset-backed securities	27	—	—	7	20
Municipal and provincial notes and bonds	3	—	—	1	2
Level Three - Significant Unobservable Inputs
Preferred shares	335	—	—	—	335
Total	$1,169	$18	$46	$92	$1,013
During the three and six months ended June 30, 2016 and June 30, 2015, there were no transfers between levels of the fair value hierarchy. Our policy is to recognize transfers in and transfers out as of the end of each quarterly reporting period. We currently do not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis.

We invest a portion of our cash into short-term interest bearing money market funds that have a maturity of less than ninety days. Consequently, the balances are recorded in cash and cash equivalents. The funds are held with open-ended registered investment companies and the fair value of the funds is classified as Level One as we are able to obtain market available pricing information on an ongoing basis. The fair value of our mutual funds is classified as Level One as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Time deposits are recorded at par value, which approximates fair value and are classified as Level Two. The remaining securities, other than our investment in preferred shares, are classified as Level Two due to the use and weighting of multiple market inputs being considered in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities.
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

	2016	2015
Fair value at January 1	$335	$280
Gross unrealized gains	—	2
Gross unrealized losses	(7)	—
Fair value at March 31	$328	$282
Gross unrealized gains	19	8
Fair value at June 30	$347	$290
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
A summary of the significant assumptions used to estimate the fair value of our preferred shares as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Expected term	0.42 years	0.75 years
Risk-free Interest Rate	0.33%	0.57%
Volatility	45.1%	46.0%
Dividend Yield	12.0%	12.0%
There is inherent uncertainty in our assumptions, and fluctuations in these assumptions will result in different estimates of fair value. The significant unobservable assumptions driving the value of the preferred shares are the enterprise value and the expected term. A 10% increase or decrease in the enterprise value primarily driven by the weighted-average cost of capital assumption and financial forecasts may cause the fair value to fluctuate between $20 million to $30 million. Independent of the enterprise value, a six month change in the expected term assumption may cause the fair value to fluctuate by approximately $30 million.
Held-to-Maturity Debt Securities—As of June 30, 2016 and December 31, 2015, we have investments in held-to-maturity debt securities of $25 million, which are investments in third-party entities that own certain of our hotels. The amortized cost of our investments approximates fair value. The securities are mandatorily redeemable between 2020 and 2025.

5.    FINANCING RECEIVABLES
Financing receivables at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Unsecured financing to hotel owners	$124	$120
Less allowance for losses	(103)	(98)
Less current portion included in receivables, net	—	(2)
Total long-term financing receivables, net	$21	$20
During the year ended December 31, 2015, all of our outstanding secured financing receivables to hotel owners were settled.
Allowance for Losses and Impairments—The following tables summarize the activity in our financing receivables allowance for the three and six months ended June 30, 2016 and June 30, 2015:

	Secured Financing	Unsecured Financing	Total
Allowance at January 1, 2016	$—	$98	$98
Provisions	—	1	1
Other Adjustments	—	1	1
Allowance at March 31, 2016	$—	$100	$100
Provisions	—	3	3
Allowance at June 30, 2016	$—	$103	$103

	Secured Financing	Unsecured Financing	Total
Allowance at January 1, 2015	$13	$87	$100
Provisions	—	2	2
Other Adjustments	—	(1)	(1)
Allowance at March 31, 2015	$13	$88	$101
Provisions	2	2	4
Allowance at June 30, 2015	$15	$90	$105
Credit Monitoring—Our unsecured financing receivables are as follows:

	June 30, 2016
	Gross Loan Balance (Principal and Interest)	Related Allowance	Net Financing Receivables	Gross Receivables on Non-Accrual Status
Loans	$14	$—	$14	$—
Impaired loans (1)	62	(62)	—	62
Total loans	76	(62)	14	62
Other financing arrangements	48	(41)	7	41
Total unsecured financing receivables	$124	$(103)	$21	$103
(1) The unpaid principal balance was $44 million and the average recorded loan balance was $61 million as of June 30, 2016.

	December 31, 2015
	Gross Loan Balance (Principal and Interest)	Related Allowance	Net Financing Receivables	Gross Receivables on Non-Accrual Status
Loans	$15	$—	$15	$—
Impaired loans (2)	58	(58)	—	58
Total loans	73	(58)	15	58
Other financing arrangements	47	(40)	7	40
Total unsecured financing receivables	$120	$(98)	$22	$98
(2) The unpaid principal balance was $42 million and the average recorded loan balance was $55 million as of December 31, 2015.
Fair Value—We estimated the fair value of financing receivables which are classified as Level Three in the fair value hierarchy to be approximately $22 million as of June 30, 2016 and December 31, 2015. During the three and six months ended June 30, 2016 and June 30, 2015, there were no transfers between levels of the fair value hierarchy.

6.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Confidante—During the three months ended June 30, 2016, we acquired Thompson Miami Beach for a purchase price of approximately $238 million, from a seller that is indirectly owned by a limited partnership affiliated with the brother of our Executive Chairman. Of the $238 million purchase price, significant assets acquired consist of property and equipment of $228 million, which has been recorded in our owned and leased hotels segment, and a $10 million management agreement intangible, which has been recorded in our Americas management and franchising segment. We have rebranded this hotel as The Confidante, an addition to The Unbound Collection by Hyatt. The purchase of The Confidante has been identified as replacement property in a potential reverse like-kind exchange agreement.
Dispositions
Andaz 5th Avenue—During the three months ended June 30, 2016, we sold Andaz 5th Avenue for $240 million, net of $10 million of closing costs and proration adjustments, to an unrelated third party, and entered into a long-term management agreement with the owner of the property. The sale resulted in a $21 million pre-tax loss which has been recognized in gains (losses) on sales of real estate on our condensed consolidated statements of income during the three and six months ended June 30, 2016. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Hyatt Regency Indianapolis—During the six months ended June 30, 2015, we sold Hyatt Regency Indianapolis for $69 million, net of closing costs, to an unrelated third party, and entered into a long-term franchise agreement with the owner of the property. The sale resulted in a pre-tax gain of $8 million, which has been recognized in gains (losses) on sales of real estate on our condensed consolidated statements of income during the six months ended June 30, 2015. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Land Held for Development—During the three months ended June 30, 2015, we sold land and construction in progress for $14 million to an unconsolidated hospitality venture in which Hyatt has a 40% ownership interest, of which we received $12 million in cash proceeds as of June 30, 2015.
A Hyatt House Hotel— During the three months ended June 30, 2015, we sold a select service property for $5 million, net of closing costs, to an unrelated third party, resulting in a $1 million pre-tax gain which has been recognized in gains (losses) on sales of real estate on our condensed consolidated statements of income during the three and six months ended June 30, 2015. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
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
In conjunction with the sale of five Hyatt Place properties during the year ended December 31, 2014, we entered into like-kind exchange agreements with a qualified intermediary. Pursuant to the like-kind exchange agreements, the combined net proceeds of $51 million from the sales of these hotels were placed into an escrow account administered by a qualified intermediary. During the six months ended June 30, 2015, we released the net proceeds because the identified replacement property was not acquired in order to complete the exchange.
In conjunction with the sale of thirty-eight select service properties during the year ended December 31, 2014, we entered into like-kind exchange agreements with a qualified intermediary for twenty-seven of the select service hotels. In the fourth quarter of 2014, we utilized the net proceeds from twenty-one of the twenty-seven hotels as part of the like-kind exchange agreement to acquire the Park Hyatt New York. During the six months ended June 30, 2015, we released $92 million of net proceeds from the remaining six hotels from restricted cash, as the intermediary distributed these funds from escrow to complete the reverse like-kind exchange transaction in connection with the acquisition of Hyatt Regency Lost Pines Resort and Spa.

7.    INTANGIBLE ASSETS
The following is a summary of intangible assets at June 30, 2016 and December 31, 2015:

	June 30, 2016	Weighted- Average Useful Lives in Years	December 31, 2015
Management and franchise agreement intangibles	$523	25	$535
Lease related intangibles	123	112	136
Advanced booking intangibles	9	6	12
Brand intangible	7	—	7
Other	7	14	8
	669		698
Less accumulated amortization	(128)		(151)
Intangibles, net	$541		$547
Amortization expense relating to intangible assets for the three and six months ended June 30, 2016 and June 30, 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization expense	$6	$7	$13	$15

8.    DEBT
Long-term debt, net of current maturities, at June 30, 2016 and December 31, 2015, was $1,455 million and $1,042 million, respectively.
Senior Notes—During the six months ended June 30, 2016, we issued $400 million of 4.850% senior notes due 2026, at an issue price of 99.920% (the "2026 Notes"). We received net proceeds of $396 million from the sale of the 2026 Notes, after deducting discounts and offering expenses of approximately $4 million. We used a portion of the net proceeds to pay for the redemption of the 2016 Notes (as described below), with the remaining proceeds intended to be used for general corporate purposes. Interest on the 2026 Notes is payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2016.
The 2026 Notes, together with our $250 million of 3.875% senior notes due 2016 (the "2016 Notes"), $196 million of 6.875% senior notes due 2019 (the "2019 Notes"), $250 million of 5.375% senior notes due 2021 (the "2021 Notes"), and $350 million of 3.375% senior notes due 2023 (the "2023 Notes"), are collectively referred to as the "Senior Notes."
Debt Redemption—During the three months ended June 30, 2016, we redeemed all of our outstanding 2016 Notes, of which an aggregate principal amount of $250 million was outstanding. The redemption price, which was calculated in accordance with the terms of the 2016 Notes and included principal and accrued interest plus a make-whole premium, was $254 million. The make-whole premium was recorded within other income (loss), net on our condensed consolidated statements of income, see Note 17.
Senior Secured Term Loan—During the six months ended June 30, 2016, we repaid the senior secured term loan related to Hyatt Regency Lost Pines Resort and Spa of $64 million.
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
As of June 30, 2016 and December 31, 2015, we had the following debt balances, excluding capital lease obligations, measured at fair value as described above:

	June 30, 2016
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Debt, excluding capital lease obligations	$(1,458)	$(1,600)	$—	$(1,498)	$(102)

	December 31, 2015
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Debt, excluding capital lease obligations	$(1,354)	$(1,421)	$—	$(1,277)	$(144)
During the three and six months ended June 30, 2016 and June 30, 2015, there were no transfers between levels of the fair value hierarchy.

9.    LIABILITIES
Other long-term liabilities at June 30, 2016 and December 31, 2015 consist of the following:

	June 30, 2016	December 31, 2015
Deferred gains on sales of hotel properties	$356	$367
Deferred compensation plans	337	333
Hyatt Gold Passport Fund	267	280
Guarantee liabilities (see Note 11)	100	120
Other	359	347
Total	$1,419	$1,447
Accrued expenses and other current liabilities includes $178 million and $166 million of liabilities related to the Hyatt Gold Passport Fund at June 30, 2016 and December 31, 2015, respectively.

10.    INCOME TAXES

The effective income tax rates for the three months ended June 30, 2016 and June 30, 2015, were 24.7% and 50.0%, respectively. The effective income tax rates for the six months ended June 30, 2016 and June 30, 2015, were 27.2% and 45.6%, respectively. Our effective tax rate decreased for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, primarily due to the 2016 tax impact of global transfer pricing changes implemented during the fourth quarter of 2015 and the effect of certain foreign joint venture losses not benefited in 2015.
Unrecognized tax benefits were $100 million and $110 million at June 30, 2016 and December 31, 2015, respectively, of which $16 million and $21 million, respectively, would impact the effective tax rate if recognized.

11.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:
Commitments—As of June 30, 2016, we are committed, under certain conditions, to lend or invest up to $334 million, net of any related letters of credit, in various business ventures.
Included in the $334 million above is our commitment to purchase land and improvements for a new build hotel located in Portland, Oregon from the developer upon substantial completion for a purchase price of approximately $160 million.
Performance Guarantees—Certain of our contractual agreements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels.
Our most significant performance guarantee relates to four managed hotels in France that we began managing in the second quarter of 2013 ("the four managed hotels in France"), which has a term of 7 years, with approximately 4 years remaining, and does not have an annual cap. The remaining maximum exposure related to our performance guarantees at June 30, 2016 was $411 million, of which €344 million ($382 million using exchange rates as of June 30, 2016) related to the four managed hotels in France.
We had total net performance guarantee liabilities of $76 million and $97 million at June 30, 2016 and December 31, 2015, which included $66 million and $81 million recorded in other long-term liabilities, $11 million and $16 million in accrued expenses and other current liabilities and $1 million and $0 in receivables on our condensed consolidated balance sheets, respectively. Our total performance guarantee liabilities are comprised of the fair value of the guarantee obligation liabilities recorded upon inception, net of amortization and any separate contingent liabilities, net of cash payments. Performance guarantee expense or income and income from amortization of the guarantee obligation liabilities are recorded in other income (loss), net on the condensed consolidated statements of income, see Note 17.

The following table details the total performance guarantee liability (inclusive of the initial guarantee liability, net of amortization and the contingent liability, net of cash payments):

	The Four Managed Hotels in France		Other Performance Guarantees		All Performance Guarantees
	2016	2015	2016	2015	2016	2015
Beginning balance, January 1	$93	$106	$4	$5	$97	$111
Amortization of initial guarantee obligation liability into income	(8)	(2)	—	—	(8)	(2)
Performance guarantee expense, net	19	16	—	—	19	16
Net (payments) receipts during the period	(14)	1	(1)	(1)	(15)	—
Foreign currency exchange, net	4	(13)	—	—	4	(13)
Ending balance, March 31	$94	$108	$3	$4	$97	$112
Amortization of initial guarantee obligation liability into income	(9)	(3)	—	—	(9)	(3)
Performance guarantee (income) expense, net	10	(1)	(2)	(1)	8	(2)
Net (payments) receipts during the period	(20)	(23)	1	1	(19)	(22)
Foreign currency exchange, net	(1)	4	—	—	(1)	4
Ending balance, June 30	$74	$85	$2	$4	$76	$89
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. As of June 30, 2016 and December 31, 2015, there were no amounts recorded on our condensed consolidated balance sheets related to these performance test clauses.
Debt Repayment Guarantees—We have entered into various debt repayment guarantees primarily related to our unconsolidated hospitality ventures and certain managed hotels. As of June 30, 2016, we had a $34 million liability representing the carrying value of these guarantees, net of amortization within other long-term liabilities on our condensed consolidated balance sheets. Included within debt repayment guarantees are the following:

Property Description	Maximum Guarantee Amount	Amount Recorded at June 30, 2016	Amount Recorded at December 31, 2015	Year of Guarantee Expiration
Hotel properties in India	$166	$24	$27	2020
Hotel property in Brazil	74	3	4	2020
Hotel property in Minnesota	25	2	2	2021
Hotel property in Arizona	25	3	3	2019
Vacation ownership property	24	—	—	2016
Hotel property in Hawaii	15	2	3	2017
Hotel property in Colorado	13	—	—	2016
Other	21	—	—	various, through 2020
Total Debt Repayment Guarantees	$363	$34	$39
With respect to certain debt repayment guarantees related to unconsolidated hospitality ventures, the Company has agreements with its respective partners that require each partner to pay a pro rata portion of the guarantee amount based on each partner’s ownership percentage. In relation to the vacation ownership property debt repayment guarantee, for which we no longer have an investment in the unconsolidated venture, we have the ability to fully recover from third parties any amounts we may be required to fund. Assuming successful enforcement of these agreements with our respective partners and third parties, our maximum exposure under the various debt repayment guarantees as of June 30, 2016 would be $255 million. Additionally, with respect to the debt repayment guarantee associated with the hotel properties in India, we have the contractual right to recover all amounts funded under the guarantee from the unconsolidated hospitality venture, in which we have a 50% ownership interest. Furthermore, under certain conditions as stated in the hospitality venture's operating agreements, we have the right to force the sale of the hotel properties in India in order to recover any amounts funded under the guarantee.
Insurance—The Company obtains commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property and other miscellaneous coverages. A portion of the risk is retained on a self-insurance basis primarily through a U.S. based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Losses estimated to be paid within twelve months are $32 million and $35 million as of June 30, 2016 and December 31, 2015, respectively, and are classified within accrued expenses and other current liabilities on our condensed consolidated balance sheets, while losses expected to be payable in later periods are $63 million and $57 million as of June 30, 2016 and December 31, 2015, respectively, and are included in other long-term liabilities on our condensed consolidated balance sheets. At June 30, 2016, standby letters of credit amounting to $7 million have been issued to provide collateral for the estimated claims, which are guaranteed by us. For further discussion, see the "—Letters of Credit" section of this footnote.
At June 30, 2016, we have a $4 million liability related to our estimated exposure for a cyber security malware issue that occurred in 2015. We maintain a separate cyber security insurance policy with a deductible of $3 million and expect our exposure to exceed our deductible, but be significantly less than our maximum insurance coverage.
Collective Bargaining Agreements—At June 30, 2016, approximately 25% of our U.S. based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe that our employee relations are good.
Surety Bonds—Surety bonds issued on our behalf totaled $24 million as of June 30, 2016 and primarily relate to workers’ compensation, taxes, licenses and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf as of June 30, 2016 totaled $224 million, which relate to our ongoing operations and securitization of our performance under our debt repayment guarantee associated with the hotel properties in India, which is only called upon if we default on our guarantee. The $224 million letters of credit outstanding do not reduce the available capacity under our revolving credit facility.
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

12.    EQUITY
Stockholders’ Equity and Noncontrolling Interests—The following table details the equity activity for the six months ended June 30, 2016 and June 30, 2015, respectively.

	Stockholders’ equity	Noncontrolling interests in consolidated subsidiaries	Total equity
Balance at January 1, 2016	$3,991	$4	$3,995
Net income	101	—	101
Other comprehensive income (loss)	23	—	23
Repurchase of common stock	(131)	—	(131)
Directors compensation	2	—	2
Employee stock plan issuance	2	—	2
Share-based payment activity	16	—	16
Balance at June 30, 2016	$4,004	$4	$4,008

	Stockholders’ equity	Noncontrolling interests in consolidated subsidiaries	Total equity
Balance at January 1, 2015	$4,627	$4	$4,631
Net income	62	—	62
Other comprehensive income (loss)	(41)	—	(41)
Repurchase of common stock	(344)	—	(344)
Directors compensation	1	—	1
Employee stock plan issuance	2	—	2
Share-based payment activity	17	—	17
Balance at June 30, 2015	$4,324	$4	$4,328

Accumulated Other Comprehensive Loss—The following table details the accumulated other comprehensive loss activity, net of tax, for the three and six months ended June 30, 2016 and June 30, 2015, respectively.

	Balance at April 1, 2016	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss	Balance at June 30, 2016
Foreign currency translation adjustments	$(233)	$(9)	$—	$(242)
Unrealized gains on AFS securities	35	12	—	47
Unrecognized pension cost	(7)	—	—	(7)
Unrealized losses on derivative instruments	(5)	—	—	(5)
Accumulated Other Comprehensive Income (Loss)	$(210)	$3	$—	$(207)

	Balance at January 1, 2016	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss	Balance at June 30, 2016
Foreign currency translation adjustments	$(257)	$15	$—	$(242)
Unrealized gains on AFS securities	39	8	—	47
Unrecognized pension cost	(7)	—	—	(7)
Unrealized losses on derivative instruments	(5)	—	—	(5)
Accumulated Other Comprehensive Income (Loss)	$(230)	$23	$—	$(207)

	Balance at April 1, 2015	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss	Balance at June 30, 2015
Foreign currency translation adjustments	$(210)	$8	$—	$(202)
Unrealized gains on AFS securities	8	4	—	12
Unrecognized pension cost	(5)	—	—	(5)
Unrealized losses on derivative instruments	(6)	—	—	(6)
Accumulated Other Comprehensive Income (Loss)	$(213)	$12	$—	$(201)

	Balance at January 1, 2015	Current period other comprehensive income (loss) before reclassification	Amount Reclassified from Accumulated Other Comprehensive Loss	Balance at June 30, 2015
Foreign currency translation adjustments	$(155)	$(47)	$—	$(202)
Unrealized gains on AFS securities	6	6	—	12
Unrecognized pension cost	(5)	—	—	(5)
Unrealized losses on derivative instruments	(6)	—	—	(6)
Accumulated Other Comprehensive Income (Loss)	$(160)	$(41)	$—	$(201)

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
During the six months ended June 30, 2016 and June 30, 2015, the Company repurchased 2,948,990 and 5,879,003 shares of common stock, respectively. These shares of common stock were repurchased at a weighted-average price of $44.47 and $58.56 per share, respectively, for an aggregate purchase price of $131 million and $344 million, respectively, excluding related expenses that were insignificant in both periods. The shares repurchased during the six months ended June 30, 2016 represented approximately 2% of the Company's total shares of common stock outstanding as of December 31, 2015. The shares repurchased during the six months ended June 30, 2015 represented approximately 4% of the Company's total shares of common stock outstanding as of December 31, 2014. The shares of Class A common stock that were repurchased on the open market were retired and returned to the status of authorized and unissued shares while the shares of Class B common stock that were repurchased were retired and the total number of authorized Class B shares was reduced by the number of shares repurchased. As of June 30, 2016, we had $248 million remaining under the share repurchase authorization.
Treasury Stock Retirement—During the six months ended June 30, 2015, the Company retired 195,423 shares of treasury stock. These shares were retired at a weighted-average price of $43.41 resulting in an $8 million reduction in treasury stock. The retired shares of treasury stock were returned to the status of authorized and unissued.

13.    STOCK-BASED COMPENSATION
As part of our Long-Term Incentive Plan, we award Stock Appreciation Rights ("SARs"), Restricted Stock Units ("RSUs"), Performance Share Units ("PSUs") and Performance Vesting Restricted Stock ("PSSs") to certain employees. Compensation expense and unearned compensation presented below exclude amounts related to employees of our managed hotels and other employees whose payroll is reimbursed, as this expense has been and will continue to be reimbursed by our third-party hotel owners and is recorded on the lines other revenues from managed properties and other costs from managed properties on our condensed consolidated statements of income. Compensation expense included in selling, general, and administrative expense on our condensed consolidated statements of income related to these awards for the three and six months ended June 30, 2016 and June 30, 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
SARs	$1	$1	$8	$8
RSUs	3	3	11	11
PSUs and PSSs	—	1	1	2
Total stock-based compensation recorded within selling, general, and administrative expenses	$4	$5	$20	$21
SARs—Each vested SAR gives the holder the right to the difference between the value of one share of our Class A common stock at the exercise date and the value of one share of our Class A common stock at the grant date. Vested SARs can be exercised over their life in accordance with the plan. All outstanding SARs have a 10-year contractual term, are settled in shares of our Class A common stock and are accounted for as equity instruments.
During the six months ended June 30, 2016, the Company granted 924,424 SARs to employees with a weighted-average grant date fair value of $14.52. The fair value of each SAR was estimated on the grant date using the Black-Scholes-Merton option-pricing model.
RSUs—Each vested RSU represents the right to receive a single share of our Class A common stock (or, in the case of an insignificant portion of total RSUs granted, its cash equivalent value). The value of the stock-settled

RSUs is based on the fair value of our Class A common stock as of the grant date. We record compensation expense for RSUs over the vesting period of the individual award. Vesting is dependent upon continuous service by the employee, but will accelerate due to death or disability or in the event of a change in control. Compensation expense for retirement eligible grantees is recorded in full once the grantee becomes retirement eligible. In certain limited situations we also grant cash-settled RSUs which are recorded as liability instruments. During the six months ended June 30, 2016, the Company granted a total of 444,629 RSUs (an insignificant portion of which are cash-settled RSUs) to employees which, with respect to stock-settled RSUs, had a weighted-average grant date fair value of $47.36.
PSUs and PSSs—The Company has granted both PSUs and PSSs to certain executive officers.
PSUs vest and are paid out in Class A common stock based upon the performance of the Company through the end of the applicable three year performance period relative to the applicable performance target. During the six months ended June 30, 2016, the Company granted to its executive officers a total of 111,620 PSUs, with a weighted-average grant date fair value of $47.36. The performance period applicable to such PSUs is a three year period beginning January 1, 2016 and ending December 31, 2018. The PSUs will vest at the end of the performance period only if the performance threshold is met and continued service requirements are satisfied; there is no interim performance metric except in the case of certain change in control transactions.
PSSs vest and restrictions on transfer thereon lapse based upon the performance of the Company through the end of the applicable three year performance period relative to the applicable performance target. The PSSs vest in full if the maximum performance metric is achieved. At the end of the performance period, the PSSs that do not vest will be forfeited. The PSSs will vest at the end of the performance period only if the performance threshold is met and applicable continued service requirements are met; there is no interim performance metric except in the case of certain change in control transactions.
Our total unearned compensation for our stock-based compensation programs as of June 30, 2016 was $8 million for SARs, $19 million for RSUs and $3 million for PSUs and PSSs, which will be recorded to compensation expense over the next three years with respect to SARs and RSUs, with a limited portion of the SAR and RSU awards extending to four years, and over the next two years with respect to PSUs and PSSs.

14.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to the condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Leases—Our corporate headquarters have been located at the Hyatt Center in Chicago, Illinois, since 2005. A subsidiary of the Company holds a master lease for a portion of the Hyatt Center and has entered into sublease agreements with certain related parties. Future expected sublease income for this space from related parties is $4 million.
Equity Method Investments—We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We recorded fees of $8 million and $7 million for the three months ended June 30, 2016 and June 30, 2015, respectively. We recorded fees of $14 million and $12 million for the six months ended June 30, 2016 and June 30, 2015, respectively. As of June 30, 2016 and December 31, 2015, we had receivables due from these properties of $7 million and $6 million, respectively. In addition, in some cases we provide loans (see Note 5) or guarantees (see Note 11) to these entities. Our ownership interest in these unconsolidated hospitality ventures generally varies from 24% to 70%. See Note 3 for further details regarding these investments.
Class B Share Repurchase—During the three months ended June 30, 2015, we repurchased 1,026,501 shares of Class B common stock for a weighted average price of $58.45 per share, for an aggregate purchase price of approximately $60 million. The shares repurchased represented approximately 0.7% of the Company's total shares of common stock outstanding prior to the repurchase. During the six months ended June 30, 2015, we repurchased 1,776,501 shares of Class B common stock for a weighted average price of $58.91 per share, for an aggregate purchase price of approximately $105 million. The shares repurchased represented approximately 1% of the Company's total shares of common stock outstanding prior to the repurchase. The shares of Class B common stock were repurchased in privately negotiated transactions from trusts for the benefit of certain Pritzker family members and limited partnerships owned indirectly by trusts for the benefit of certain Pritzker family members and were retired, thereby reducing the total number of shares outstanding and reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.

15.    SEGMENT INFORMATION
Our reportable segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker to assess performance and make decisions regarding the allocation of resources. Our chief operating decision maker is the Chief Executive Officer. We define our reportable segments as follows:

•
Owned and leased hotels—This segment derives its earnings from owned and leased hotel properties located predominantly in the United States but also in certain international locations and, for purposes of segment Adjusted Earnings Before Interest Expense, Taxes, Depreciation and Amortization ("Adjusted EBITDA"), includes our pro rata share of the Adjusted EBITDA of our unconsolidated hospitality ventures, based on our ownership percentage of each venture.

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

Our chief operating decision maker evaluates performance based on each segment’s revenue and Adjusted EBITDA. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro rata share of unconsolidated hospitality ventures Adjusted EBITDA based on our ownership percentage of each venture, adjusted to exclude equity earnings (losses) from unconsolidated hospitality ventures; stock-based compensation expense; gains (losses) on sales of real estate; other income (loss), net; depreciation and amortization; interest expense; and provision for income taxes.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Owned and leased hotels
Owned and leased hotels revenues	$559	$540	$1,075	$1,049
Adjusted EBITDA	149	140	280	264
Depreciation and amortization	72	68	140	139
Americas management and franchising
Management and franchise fees revenues	100	96	191	184
Other revenues from managed properties	436	416	857	816
Intersegment revenues (a)	21	21	41	40
Adjusted EBITDA	89	82	165	155
Depreciation and amortization	4	4	9	9
ASPAC management and franchising
Management and franchise fees revenues	22	23	44	44
Other revenues from managed properties	27	21	48	40
Intersegment revenues (a)	—	1	—	1
Adjusted EBITDA	12	13	24	25
Depreciation and amortization	1	1	1	1
EAME/SW Asia management
Management and franchise fees revenues	16	17	32	33
Other revenues from managed properties	17	14	32	28
Intersegment revenues (a)	4	3	6	6
Adjusted EBITDA	8	9	16	16
Depreciation and amortization	2	2	3	3
Corporate and other
Revenues	13	10	22	19
Adjusted EBITDA	(31)	(29)	(64)	(60)
Depreciation and amortization	7	1	14	3
Eliminations (a)
Revenues	(25)	(25)	(47)	(47)
Adjusted EBITDA	—	—	—	—
Depreciation and amortization	—	—	—	—
TOTAL
Revenues	$1,165	$1,112	$2,254	$2,166
Adjusted EBITDA	227	215	421	400
Depreciation and amortization	86	76	167	155

(a)	Intersegment revenues are included in the management and franchise fees revenues and eliminated in Eliminations.

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three and six months ended June 30, 2016 and June 30, 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Adjusted EBITDA	$227	$215	$421	$400
Equity earnings (losses) from unconsolidated hospitality ventures	19	(23)	21	(29)
Stock-based compensation expense (see Note 13)	(4)	(5)	(20)	(21)
Gains (losses) on sales of real estate (see Note 6)	(21)	1	(21)	9
Other income (loss), net (see Note 17)	1	4	(3)	(14)
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(28)	(19)	(56)	(42)
EBITDA	194	173	342	303
Depreciation and amortization	(86)	(76)	(167)	(155)
Interest expense	(20)	(17)	(37)	(34)
Provision for income taxes	(21)	(40)	(37)	(52)
Net income attributable to Hyatt Hotels Corporation	$67	$40	$101	$62

16.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$67	$40	$101	$62
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$67	$40	$101	$62
Denominator:
Basic weighted average shares outstanding	133,991,118	144,273,897	134,560,660	145,784,133
Share-based compensation	904,836	1,229,753	848,400	1,286,333
Diluted weighted average shares outstanding	134,895,954	145,503,650	135,409,060	147,070,466
Basic Earnings Per Share:
Net income	$0.50	$0.28	$0.75	$0.43
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$0.50	$0.28	$0.75	$0.43
Diluted Earnings Per Share:
Net income	$0.49	$0.27	$0.74	$0.42
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$0.49	$0.27	$0.74	$0.42

The computations of diluted net income per share for the three and six months ended June 30, 2016 and June 30, 2015 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
SARs	117,930	13,600	4,501	8,000
RSUs	14,089	—	10,946	—

17.    OTHER INCOME (LOSS), NET
The table below provides a reconciliation of the components in other income (loss), net, for the three and six months ended June 30, 2016 and June 30, 2015, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Performance guarantee liability amortization (see Note 11)	$9	$3	$17	$5
Depreciation recovery	6	—	11	—
Foreign currency gains (losses), net	3	—	3	(7)
Interest income	2	2	3	4
Performance guarantee income (expense), net (see Note 11)	(8)	2	(27)	(14)
Debt settlement costs (see Note 8)	(3)	—	(3)	—
Other	(8)	(3)	(7)	(2)
Other income (loss), net	$1	$4	$(3)	$(14)

18.    SUBSEQUENT EVENTS
On July 12, 2016, we acquired Royal Palms Resort and Spa, located in Arizona, for approximately $88 million from an unrelated third party. The hotel will retain its name and will be added to The Unbound Collection by Hyatt.

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
Executive Overview
We are a global hospitality company engaged in the development, ownership, operation, management, franchising and licensing of a portfolio of properties, including hotels, resorts and residential and vacation ownership properties around the world. As of June 30, 2016, our worldwide hotel portfolio consisted of 627 hotels (164,383 rooms), including:

•	270 managed properties (88,593 rooms), all of which we operate under management agreements with third-party property owners;

•	284 franchised properties (47,148 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	34 owned properties (17,914 rooms) (including 1 consolidated hospitality venture), 1 capital leased property (171 rooms), and 7 operating leased properties (2,411 rooms), all of which we manage;

•	20 managed properties and 11 franchised properties owned or leased by unconsolidated hospitality ventures (8,146 rooms).
Our worldwide property portfolio also includes:

•	6 all inclusive resorts (2,401 rooms), all of which are owned and operated by an unconsolidated hospitality venture that has franchise agreements with us;

•
16 vacation ownership properties (1,038 units), all of which are licensed by Interval Leisure Group ("ILG") under the Hyatt Residence Club brand and operated by third parties, including ILG and its affiliates; and

•
18 residential properties (2,417 units), which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel.

We report our consolidated operations in U.S. dollars. Constant currency disclosures throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are non-GAAP measures. See "—Segment Results" below for further discussion of constant currency disclosures. We manage our business within four reportable segments as described below:

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
During the three months ended June 30, 2016, we purchased Thompson Miami Beach for approximately $238 million and rebranded it as The Confidante, included in The Unbound Collection by Hyatt.
Our announcements in the quarter included:

•	the purchase of Royal Palms Resort and Spa which will join The Unbound Collection by Hyatt;

•	Hyatt Regency Sofia, the first Hyatt-branded hotel in Bulgaria;

•	Hyatt Regency Sydney, adjacent to Darling Harbour; and

•	Hyatt House Düsseldorf, the first Hyatt House in Europe.
We opened 15 hotels in the second quarter including:

•	Park Hyatt Mallorca, the first Park Hyatt resort in Europe;

•	Hyatt Centric Montevideo, the first Hyatt Centric outside of North America;

•	Hyatt Place London Heathrow/Hayes, the first Hyatt Place in the UK;

•	Hyatt Place Phuket, the first Hyatt Place in Southeast Asia; and

•	Hyatt Place Shenzhen Airport and Hyatt House Shenzhen Airport, the first dual-branded Hyatt Place and Hyatt House project in ASPAC, containing the first Hyatt House in the region.
Our financial performance for the quarter ended June 30, 2016 reflects an increase in net income of $27 million compared to the quarter ended June 30, 2015. Consolidated revenues increased $53 million, or 4.8% ($59 million or 5.3% excluding the impact of currency), during the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015. Owned and leased hotels revenues for the quarter ended June 30, 2016 increased $19 million compared to the quarter ended June 30, 2015, which included net unfavorable currency impact of $6 million. The increase in owned and leased hotels revenues resulted primarily from an increase in comparable owned and leased hotels revenues of $14 million, including $6 million in net unfavorable currency impact, which was primarily driven by full service hotels in the United States and Mexico as a result of improved transient and group Revenue per Available Room ("RevPAR").
Our management and franchise fees for the quarter ended June 30, 2016 increased $3 million compared to the quarter ended June 30, 2015, which included an insignificant net unfavorable currency impact. Fee increases were primarily due to increased franchise fees from new and converted hotels and improved performance at existing hotels in the Americas.
Our consolidated Adjusted EBITDA for the second quarter of 2016 increased $12 million compared to the second quarter of 2015, which included $3 million in net unfavorable currency impact. The increase was primarily driven by our owned and leased hotels segment which increased $9 million and the Americas management and franchising segment which increased $7 million. See "—Non-GAAP Measures" below for an explanation of how we use Adjusted EBITDA, why we present it and material limitations on its usefulness.
Hotel Chain RevPAR Statistics

		RevPAR
		Three Months Ended June 30,
(Comparable Locations)	Number of Comparable Hotels (1)	2016	2015	Change	Change (in constant $)
Comparable systemwide hotels	541	$142	$140	1.5%	2.3%
Owned and leased hotels	40	$179	$173	3.5%	4.5%
Americas full service hotels	148	$163	$158	2.8%	3.4%
Americas select service hotels	267	$112	$105	6.8%	6.9%
ASPAC full service hotels	60	$144	$144	0.2%	1.4%
EAME/SW Asia full service hotels	60	$123	$140	(11.9)%	(9.9)%
EAME/SW Asia select service hotels	5	$69	$64	8.0%	7.7%
(1) Comparable systemwide hotels include one select service hotel in ASPAC, which is not included in the ASPAC full service hotel statistics. The number of managed and franchised hotels presented above includes owned and leased hotels.
In the Americas management and franchising segment, transient and group Average Daily Rate ("ADR") growth at our full service hotels helped drive RevPAR in the second quarter of 2016 compared to the second quarter of 2015. Despite the shift of Easter out of the second quarter of 2016, group demand was approximately flat to the same period last year. Short-term group bookings were lower in the second quarter of 2016 compared to the second quarter of 2015, while long-term bookings were flat for future years beyond 2016. Our owned and leased hotels segment, which is made up primarily of hotels located in the Americas, saw strong group revenue growth as a result of both increased demand and ADR in the second quarter of 2016, as well as moderate transient revenue growth as a result of increased ADR in 2016 compared to 2015.
ASPAC management and franchising segment results for the second quarter of 2016 remained relatively flat as the region continues to be negatively impacted by increased hotel supply and shifting preference in tourism destinations. Our hotels in South Korea experienced improved results as tourism demand has recovered after the country was negatively impacted by the MERS outbreak in 2015. Hong Kong and Macau markets are experiencing lower visitor arrivals and we expect this trend to continue. However, Hong Kong had a strong group quarter despite the difficult market conditions.
The RevPAR decline in our EAME/SW Asia management segment full service hotels resulted from decreased occupancy in France, southern Europe, the Middle East and Africa during the second quarter of 2016. The hotels in Paris continue to experience low city-wide demand due to security concerns in the region and were also impacted by the renovation of our largest hotel in Europe. Security concerns remain in Istanbul after new terrorist attacks occurred in the second quarter of 2016, thus further reducing demand in the area. Similar to the first quarter, the Middle East continues to be negatively impacted by increased supply and reduced government spending. Additionally, the Middle East experienced reduced demand due to the Ramadan holiday shift and our results were also negatively impacted by the renovation of our largest hotel in the United Arab Emirates. We expect the current trends in the EAME/SW Asia regions to continue to impact the segment's results for 2016.

Results of Operations
Three and Six Months Ended June 30, 2016 Compared with Three and Six Months Ended June 30, 2015
Discussion on Consolidated Results
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
Owned and leased hotels revenues.

	Three Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$543	$529	$14	2.6%	$(6)
Non-comparable owned and leased hotels revenues	16	11	5	45.5%	—
Total Owned and Leased Hotels Revenues	$559	$540	$19	3.5%	$(6)

	Six Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$1,051	$1,028	$23	2.2%	$(14)
Non-comparable owned and leased hotels revenues	24	21	3	14.3%	—
Total Owned and Leased Hotels Revenues	$1,075	$1,049	$26	2.5%	$(14)
The increases in comparable owned and leased hotels revenues for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 were primarily driven by improvements in comparable results in the United States and Mexico, partially offset by decreases at certain international hotels driven primarily by net unfavorable currency impact and market weakness. The increases in non-comparable owned and leased hotels revenues were driven by acquisitions and openings in 2016, partially offset by hotels sold in 2016 and 2015. See "—Segment Results" below for further discussion of owned and leased hotels revenues.

Management and franchise fee revenues.

	Three Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)
Base management fees	$49	$49	$—	—%
Incentive management fees	30	30	—	—%
Franchise fees	27	22	5	22.7%
Other fee revenues	9	11	(2)	(18.2)%
Total management and franchise fees	$115	$112	$3	2.7%

	Six Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)
Base management fees	$94	$93	$1	1.1%
Incentive management fees	60	60	—	—%
Franchise fees	50	43	7	16.3%
Other fee revenues	18	21	(3)	(14.3)%
Total management and franchise fees	$222	$217	$5	2.3%
Management and franchise fees increased $3 million and $5 million during the three and six months ending June 30, 2016, respectively, compared to the same periods in the prior year, which included an insignificant currency impact and $2 million net unfavorable currency impact, respectively. The increase in franchise fees was primarily driven by new and converted hotels and improved performance at existing hotels in the Americas.

Other revenues from managed properties.

	Three Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)
Other revenues from managed properties excluding rabbi trust impact	$478	$450	$28	6.2%
Rabbi trust impact	2	1	1	100.0%
Other revenues from managed properties	$480	$451	$29	6.4%

	Six Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)
Other revenues from managed properties excluding rabbi trust impact	$935	$880	$55	6.3%
Rabbi trust impact	2	4	(2)	(50.0)%
Other revenues from managed properties	$937	$884	$53	6.0%
Excluding the impact of rabbi trust, other revenues from managed properties increased during the three and six months ending June 30, 2016 compared to the same periods in the prior year due to a higher volume of reimbursements paid to us by our managed properties for increased payroll and related costs and increased member participation in our Hyatt Gold Passport program. The increased volume of reimbursements was driven in part by new hotel openings and conversions.
Owned and leased hotels expense.

	Three Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)
Comparable owned and leased hotels expense	$393	$383	$(10)	(2.6)%
Non-comparable owned and leased hotels expense	19	8	(11)	(137.5)%
Rabbi trust impact	1	—	(1)	(100.0)%
Total Owned and Leased Hotels Expense	$413	$391	$(22)	(5.6)%

	Six Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)
Comparable owned and leased hotels expense	$773	$756	$(17)	(2.2)%
Non-comparable owned and leased hotels expense	28	18	(10)	(55.6)%
Rabbi trust impact	1	1	—	—%
Total Owned and Leased Hotels Expense	$802	$775	$(27)	(3.5)%
Comparable owned and leased hotels expense increased $10 million and $17 million, respectively, which included $3 million and $9 million in net favorable currency impact, in the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year, primarily driven by increased health insurance costs, increased labor costs and increased property taxes at certain properties. Non-comparable owned and leased hotels expense increased $11 million and $10 million in the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year, primarily driven by acquisitions and openings in 2016, partially offset by hotels sold in 2016 and 2015.

Depreciation and amortization.    Depreciation and amortization increased $10 million and $12 million during the three and six months ending June 30, 2016, respectively, compared to the same periods in the prior year. The increases were primarily driven by increased depreciation related to corporate technology assets and increased depreciation from acquired and opened hotels. A portion of the increased depreciation on corporate technology assets is recovered from our managed and franchised hotels. The corresponding income is included in other income (loss), net, and therefore there is no impact on net income.
Selling, general, and administrative expenses.

	Three Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)
Selling, general, and administrative expenses	$75	$73	$(2)	(2.7)%
Less rabbi trust impact	(4)	(1)	3	300.0%
Less stock-based compensation expense	(4)	(5)	(1)	(20.0)%
Adjusted selling, general, and administrative expenses	$67	$67	$—	—%

	Six Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)
Selling, general, and administrative expenses	$163	$167	$4	2.4%
Less rabbi trust impact	(4)	(7)	(3)	(42.9)%
Less stock-based compensation expense	(20)	(21)	(1)	(4.8)%
Adjusted selling, general, and administrative expenses	$139	$139	$—	—%
Adjusted selling, general, and administrative expenses excludes the impact of expenses related to benefit programs funded through rabbi trusts and stock-based compensation expense. Adjusted selling, general, and administrative expenses, as we define it, is a non-GAAP measure. See "—Non-GAAP Measures" below for further discussion of adjusted selling, general, and administrative expenses. Effective January 1, 2016 our definition of Adjusted EBITDA has been updated to exclude stock-based compensation expense, therefore, adjusted selling, general, and administrative expenses has also been updated to exclude stock-based compensation expense. We have applied this change in the definition of adjusted selling, general, and administrative expenses to 2015 historical results to allow for comparability between the periods presented.
Adjusted selling, general, and administrative expenses were flat during the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015. Increases in payroll and related costs were offset by reductions in professional fees.
Net gains and interest income from marketable securities held to fund operating programs.

	Three Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$4	$1	$3	300.0%
Rabbi trust impact allocated to owned and leased hotels expense	1	—	1	100.0%
Net gains and interest income from marketable securities held to fund our Gold Passport program allocated to owned and leased hotels revenues	2	—	2	100.0%
Net gains and interest income from marketable securities held to fund operating programs	$7	$1	$6	600.0%

	Six Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$4	$7	$(3)	(42.9)%
Rabbi trust impact allocated to owned and leased hotels expense	1	1	—	—%
Net gains and interest income from marketable securities held to fund our Gold Passport program allocated to owned and leased hotels revenues	3	1	2	200.0%
Net gains and interest income from marketable securities held to fund operating programs	$8	$9	$(1)	(11.1)%
Equity earnings (losses) from unconsolidated hospitality ventures.

	Three Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)
Equity earnings (losses) from unconsolidated hospitality ventures	$19	$(23)	$42	182.6%

	Six Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)
Equity earnings (losses) from unconsolidated hospitality ventures	$21	$(29)	$50	172.4%
The three and six month periods ended June 30, 2016 included distributions recorded as income of $12 million and $13 million, respectively. The six months ended June 30, 2016, included $7 million of equity earnings generated from one of our hospitality ventures related to a forfeited deposit on a sale of hotels that did not close.
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
Interest expense.    Interest expense increased $3 million during both the three and six months ending June 30, 2016, compared to the same periods in the prior year driven by increased interest expense related to the 2026 Notes issued in the first quarter of 2016, partially offset by decreased interest expense related to the 2016 Notes which were redeemed during the second quarter of 2016.
Gains (losses) on sales of real estate.    During the three months ended June 30, 2016, we sold Andaz 5th Avenue resulting in a pre-tax loss of $21 million. During the three months ended June 30, 2015, we sold a Hyatt House property resulting in a pre-tax gain of $1 million. During the six months ended June 30, 2015, we also sold Hyatt Regency Indianapolis resulting in a pre-tax gain of $8 million.

Other income (loss), net.    Other income (loss), net decreased $3 million and increased $11 million during the three and six months ending June 30, 2016, compared to the same periods in the prior year. These changes are primarily driven by performance guarantee liability amortization and performance guarantee income (expense), net. See Note 11 for further details related to our performance guarantees. Refer to the table in Note 17 for a reconciliation of the components in other income (loss), net.
Provision for income taxes.

	Three Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)
Income before income taxes	$88	$80	$8	10.0%
Income tax expense	(21)	(40)	19	47.5%
Effective tax rate	24.7%	50.0%		25.3%
Income tax expense decreased $19 million in the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015, and the effective tax rate decreased for the same period due to an increased tax benefit recognized in 2016 as a result of the global transfer pricing changes implemented during the fourth quarter of 2015 to better align the methodology with the Company’s global business operating model.

	Six Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)
Income before income taxes	$138	$114	$24	21.1%
Income tax expense	(37)	(52)	15	28.8%
Effective tax rate	27.2%	45.6%		18.4%
Income tax expense decreased $15 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, and the effective tax rate decreased for the same period due to an increased tax benefit recognized in 2016 as a result of the global transfer pricing changes implemented during the fourth quarter of 2015 to better align the methodology with the Company’s global business operating model.

Segment Results
We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA, as described in Note 15, which includes discussion of an update to the definition of Adjusted EBITDA effective January 1, 2016.

The charts below illustrate revenues by segment excluding other revenues from managed properties for the three and six months ended June 30, 2016 and June 30, 2015, which are presented before intersegment eliminations.
*Consolidated revenues for the three months ended June 30, 2016 includes corporate and other revenues of $13 million, eliminations of $25 million and other revenues from managed properties of $480 million.
**Consolidated revenues for the three months ended June 30, 2015 includes corporate and other revenues of $10 million, eliminations of $25 million and other revenues from managed properties of $451 million.

*Consolidated revenues for the six months ended June 30, 2016 includes corporate and other revenues of $22 million, eliminations of $47 million and other revenues from managed properties of $937 million.
**Consolidated revenues for the six months ended June 30, 2015 includes corporate and other revenues of $19 million, eliminations of $47 million and other revenues from managed properties of $884 million.

Owned and leased hotels revenues.

	Three Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$543	$529	$14	2.6%	$(6)
Non-comparable owned and leased hotels revenues	16	11	5	45.5%	—
Total Owned and Leased Hotels Revenues	$559	$540	$19	3.5%	$(6)

	Six Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$1,051	$1,028	$23	2.2%	$(14)
Non-comparable owned and leased hotels revenues	24	21	3	14.3%	—
Total Owned and Leased Hotels Revenues	$1,075	$1,049	$26	2.5%	$(14)
The increases in comparable hotels revenues during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, were primarily driven by an increase in comparable United States results of $18 million and $30 million, respectively, partially offset by a decrease of $4 million and $7 million, respectively, at our comparable international hotels. During the three months ended June 30, 2016 compared to the three months ended June 30, 2015, revenue growth at our United States comparable full service hotels was primarily a result of increased group rate and occupancy and improved transient rate, partially offset by a decrease in transient occupancy. During the six months ended June 30, 2016 compared to the six months ended June 30, 2015, revenue growth at our United States comparable full service hotels was primarily a result of increased group and transient rates. The decreases in comparable international hotels during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, were primarily driven by net unfavorable currency impact of $6 million and $14 million, respectively, partially offset by improvements of $3 million and $8 million, respectively, at our owned hotel in Mexico driven by strong transient and group business. The increases in non-comparable owned and leased hotels revenues were driven by acquisitions and openings in 2016, partially offset by hotels sold in 2016 and 2015.

	Three Months Ended June 30,
	RevPAR				Occupancy			ADR
	2016	2015	Better / (Worse)	Better / (Worse) Constant $	2016	2015	Change in Occ % pts	2016	2015	Better / (Worse)	Better / (Worse) Constant $
Comparable Owned and Leased Hotels	$179	$173	3.5%	4.5%	80.4%	79.1%	1.3%	$223	$218	1.9%	2.9%

	Six Months Ended June 30,
	RevPAR				Occupancy			ADR
	2016	2015	Better / (Worse)	Better / (Worse) Constant $	2016	2015	Change in Occ % pts	2016	2015	Better / (Worse)	Better / (Worse) Constant $
Comparable Owned and Leased Hotels	$173	$168	3.0%	4.2%	77.3%	76.6%	0.7%	$224	$219	2.1%	3.2%
Excluding the net unfavorable currency impact, the increases in comparable RevPAR at our owned and leased hotels in the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 were primarily driven by improved ADR at our comparable full service hotels in the United States and Mexico.
During the three and six months ended June 30, 2016, we removed one property that was sold during the period from the comparable owned and leased hotels results.

Owned and leased hotels segment Adjusted EBITDA.

	Three Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)
Owned and Leased Hotels Adjusted EBITDA	$121	$121	$—	—%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	28	19	9	47.4%
Segment Adjusted EBITDA	$149	$140	$9	6.4%

	Six Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)
Owned and Leased hotels Adjusted EBITDA	$224	$222	$2	0.9%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	56	42	14	33.3%
Segment Adjusted EBITDA	$280	$264	$16	6.1%
Owned and leased hotels Adjusted EBITDA.  Adjusted EBITDA at our comparable owned and leased hotels increased $6 million and $9 million during the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, which included $2 million and $4 million in net unfavorable currency impact. These increases were largely due to revenue growth in the United States and Mexico. Partially offsetting the revenue growth were increased health insurance, increased labor costs and increased property taxes at certain properties. Adjusted EBITDA at our non-comparable hotels decreased $6 million and $7 million during the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily due to an opening and an acquisition in 2016, both of which experienced losses in the periods.
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA.  Our pro rata share of Adjusted EBITDA from our joint venture hotels increased $9 million and $14 million during the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, which included insignificant currency impact in both periods. The increases were primarily driven by hotel openings and improved performance at hotels within two ventures that operate in resort markets.
Americas management and franchising segment revenues.

	Three Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$100	$96	$4	4.2%
Other Revenues from Managed Properties	436	416	20	4.8%
Total Segment Revenues	$536	$512	$24	4.7%

	Six Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$191	$184	$7	3.8%
Other Revenues from Managed Properties	857	816	41	5.0%
Total Segment Revenues	$1,048	$1,000	$48	4.8%
Americas management and franchising total revenues increased $24 million and $48 million in the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015, which included $1 million net unfavorable currency impact in each period.
Management, franchise and other fees increased $4 million and $7 million during the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015. Franchise fees increased $5 million and $7 million during the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year primarily driven by new and converted hotels and improved performance at existing hotels. Management fees were flat and increased $2 million during the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. The increase during the six months ended June 30, 2016 was driven by a $1 million increase in base fees and $1 million increase in incentive fees, spread across the portfolio.
Other revenues from managed properties increased $20 million and $41 million in the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015, due to a higher volume of reimbursements paid to us by our managed properties for increased hotel employee payroll and related costs and increased member participation in our Hyatt Gold Passport program. The increased volume of reimbursements was driven in part by new hotel openings and conversions.

	Three Months Ended June 30,
	RevPAR				Occupancy			ADR
(Comparable Systemwide Hotels)	2016	2015	Better / (Worse)	Better / (Worse) Constant $	2016	2015	Change in Occ % pts	2016	2015	Better / (Worse)	Better / (Worse) Constant $
Americas Full Service	$163	$158	2.8%	3.4%	80.0%	80.0%	—%	$204	$198	2.8%	3.4%
Americas Select Service	112	105	6.8%	6.9%	82.4%	80.1%	2.3%	136	131	3.8%	3.9%

	Six Months Ended June 30,
	RevPAR				Occupancy			ADR
(Comparable Systemwide Hotels)	2016	2015	Better / (Worse)	Better / (Worse) Constant $	2016	2015	Change in Occ % pts	2016	2015	Better / (Worse)	Better / (Worse) Constant $
Americas Full Service	$152	$149	2.1%	2.8%	75.6%	76.1%	(0.5)%	$201	$196	2.7%	3.5%
Americas Select Service	105	99	6.7%	6.8%	78.7%	76.2%	2.5%	134	130	3.3%	3.4%
Our full service hotels comparable RevPAR increased in the three months ended June 30, 2016 compared to the same period in the prior year primarily due to increased transient and group ADR. Our full service hotels comparable RevPAR increased in the six months ended June 30, 2016 compared to the same period in the prior year primarily due to increased transient ADR and demand.
During the three months ended June 30, 2016, no properties were removed from the comparable Americas full service systemwide hotels and no properties were removed from the comparable Americas select service systemwide hotels. During the six months ended June 30, 2016, we removed one property from the comparable Americas full service systemwide hotels that left the chain and no properties were removed from the comparable Americas select service systemwide hotels.
Americas management and franchising segment Adjusted EBITDA.

	Three Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)
Segment Adjusted EBITDA	$89	$82	$7	8.5%

	Six Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)
Segment Adjusted EBITDA	$165	$155	$10	6.5%
Adjusted EBITDA increased $7 million and $10 million in the three and six months ended June 30, 2016, respectively, which included net unfavorable currency impact of $1 million in each period, compared to the three and six months ended June 30, 2015, due primarily to the aforementioned $4 million increase and $7 million increase in management, franchise and other fees. Adjusted selling, general and administrative expenses decreased $3 million in both the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015, primarily driven by decreased professional fees.

ASPAC management and franchising segment revenues.

	Three Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$22	$23	$(1)	(4.3)%
Other Revenues from Managed Properties	27	21	6	28.6%
Total Segment Revenues	$49	$44	$5	11.4%

	Six Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)
Segment Revenues
Management, Franchise and Other Fees	$44	$44	$—	—%
Other Revenues from Managed Properties	48	40	8	20.0%
Total Segment Revenues	$92	$84	$8	9.5%
ASPAC management and franchising total revenues increased $5 million and $8 million in the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015, which included an insignificant currency impact and $1 million in net unfavorable currency, respectively. The increases were driven by other revenues from managed properties due to a higher volume of reimbursements paid to us for increased member participation in our Hyatt Gold Passport program and increased reimbursed payroll and related costs.

	Three Months Ended June 30,
	RevPAR				Occupancy			ADR
(Comparable Systemwide Hotels)	2016	2015	Better / (Worse)	Better / (Worse) Constant $	2016	2015	Change in Occ % pts	2016	2015	Better / (Worse)	Better (Worse) Constant $
ASPAC Full Service	$144	$144	0.2%	1.4%	69.3%	66.8%	2.5%	$208	$215	(3.4)%	(2.3)%

	Six Months Ended June 30,
	RevPAR				Occupancy			ADR
(Comparable Systemwide Hotels)	2016	2015	Better / (Worse)	Better / (Worse) Constant $	2016	2015	Change in Occ % pts	2016	2015	Better / (Worse)	Better (Worse) Constant $
ASPAC Full Service	$141	$142	(0.7)%	1.6%	67.9%	65.7%	2.2%	$208	$217	(3.9)%	(1.7)%
Excluding the unfavorable currency impact, the increase in comparable full service RevPAR during the three months ended June 30, 2016 compared to the same period in 2015 was driven by increased occupancy in most areas of China, Hong Kong, South Korea and Southeast Asia and increased ADR in Japan and Macau. These increases were partially offset by decreased occupancy in Japan and Macau and decreased ADR in China, South Korea and selected hotels in Southeast Asia. Excluding the unfavorable currency impact, the increase in comparable full service RevPAR during the six months ended June 30, 2016 compared to the same period in 2015 was driven by increased occupancy in most areas of China, South Korea and Southeast Asia and increased ADR in Japan. These increases were partially offset by decreased occupancy in Japan and Macau and decreased ADR in China, South Korea and selected hotels in Southeast Asia.
During the three months ended June 30, 2016, no properties were removed from the comparable ASPAC full service systemwide hotels. During the six months ended June 30, 2016, we removed two properties from the comparable ASPAC full service systemwide hotels, one as a result of a significant renovation and one that left the chain.

ASPAC management and franchising segment Adjusted EBITDA.

	Three Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)
Segment Adjusted EBITDA	$12	$13	$(1)	(7.7)%

	Six Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)
Segment Adjusted EBITDA	$24	$25	$(1)	(4.0)%
Adjusted EBITDA decreased $1 million for each of the three and six months ended June 30, 2016, respectively, which included an insignificant currency impact and $1 million net unfavorable currency impact, respectively, compared to the three and six months ended June 30, 2015. The decrease in Adjusted EBITDA in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, was primarily driven by the decrease in management, franchise and other fees. The decrease in Adjusted EBITDA in the six months ended June 30, 2016 compared to the three months ended June 30, 2015, was primarily driven by an increase in payroll and related costs.
EAME/SW Asia management segment revenues.

	Three Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)
Segment Revenues
Management and Other Fees	$16	$17	$(1)	(5.9)%
Other Revenues from Managed Properties	17	14	3	21.4%
Total Segment Revenues	$33	$31	$2	6.5%

	Six Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)
Segment Revenues
Management and Other Fees	$32	$33	$(1)	(3.0)%
Other Revenues from Managed Properties	32	28	4	14.3%
Total Segment Revenues	$64	$61	$3	4.9%
EAME/SW Asia management total revenues increased $2 million and $3 million in the three and six months ended June 30, 2016, respectively, which included an insignificant currency impact and $1 million in net unfavorable currency impact, respectively, compared to the three and six months ended June 30, 2015, primarily driven by an increase in other revenues from managed properties.

	Three Months Ended June 30,
	RevPAR				Occupancy			ADR
(Comparable Systemwide Hotels)	2016	2015	Better / (Worse)	Better / (Worse) Constant $	2016	2015	Change in Occ % pts	2016	2015	Better / (Worse)	Better / (Worse) Constant $
EAME/SW Asia Full Service	$123	$140	(11.9)%	(9.9)%	61.6%	66.1%	(4.5)%	$200	$211	(5.6)%	(3.4)%
EAME/SW Asia Select Service	$69	$64	8.0%	7.7%	71.2%	65.6%	5.6%	$97	$98	(0.6)%	(0.8)%

	Six Months Ended June 30,
	RevPAR				Occupancy			ADR
(Comparable Systemwide Hotels)	2016	2015	Better / (Worse)	Better / (Worse) Constant $	2016	2015	Change in Occ % pts	2016	2015	Better / (Worse)	Better / (Worse) Constant $
EAME/SW Asia Full Service	$121	$136	(11.0)%	(8.0)%	62.0%	65.1%	(3.1)%	$195	$209	(6.6)%	(3.4)%
EAME/SW Asia Select Service	$70	$62	13.4%	14.4%	69.5%	60.4%	9.1%	$101	$102	(1.4)%	(0.6)%
Excluding the unfavorable currency impact, the decrease in comparable full service RevPAR during the three months ended June 30, 2016 compared to the same period in 2015, was driven by decreased ADR in the Middle East as well as decreased occupancy in the Middle East, Africa, France and Turkey. These decreases were partially offset by increased ADR and occupancy in Eastern Europe and India. Excluding the unfavorable currency impact, the decrease in comparable full service RevPAR during the six months ended June 30, 2016 compared to the same period in 2015, was driven by decreased ADR in the Middle East and Africa as well as decreased occupancy in the Middle East, Africa, France and Turkey. These decreases were partially offset by increased ADR and occupancy in Eastern Europe and India.
During the three and six months ended June 30, 2016, no properties were removed from the comparable EAME/SW Asia full service systemwide hotel results and no properties were removed from the comparable EAME/SW Asia select service systemwide hotel results.
EAME/SW Asia management segment Adjusted EBITDA.

	Three Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)
Segment Adjusted EBITDA	$8	$9	$(1)	(11.1)%

	Six Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)
Segment Adjusted EBITDA	$16	$16	$—	—%
Adjusted EBITDA decreased $1 million and was flat during the three and six months ended June 30, 2016, respectively, which included an insignificant currency impact and $1 million in net unfavorable currency impact, respectively, compared to the three and six months ended June 30, 2015. The decrease in Adjusted EBITDA during the three and six months ended June 30, 2016 was primarily driven by the decrease in management and other fees. The decrease in management and other fees during the six months ended June 30, 2016 was partially offset by a decrease in payroll and related costs.

Corporate and other.    Corporate and other includes unallocated corporate expenses, license fees related to Hyatt Residence Club, and the results of our co-branded credit card.

	Three Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)
Corporate and other revenues	$13	$10	$3	30.0%
Corporate and other Adjusted EBITDA	$(31)	$(29)	$(2)	(6.9)%

	Six Months Ended June 30,
(in millions, except percentages)	2016	2015	Better / (Worse)
Corporate and other revenues	$22	$19	$3	15.8%
Corporate and other Adjusted EBITDA	$(64)	$(60)	$(4)	(6.7)%
Adjusted EBITDA decreased $2 million during the three months ended June 30, 2016, compared to the same period in the prior year driven by a $3 million increase in adjusted selling, general, and administrative costs and a $2 million increase in other direct costs related to our co-branded credit card program, partially offset by a $3 million increase in revenues. Adjusted EBITDA decreased $4 million during the six months ended June 30, 2016, compared to the same period in the prior year driven by a $4 million increase in adjusted selling, general, and administrative costs and a $3 million increase in other direct costs related to our co-branded credit card program, partially offset by a $3 million increase in revenues.
Eliminations.    Eliminations of $25 million and $47 million, which include $1 million and $1 million of net favorable currency impact, for the three and six months ended June 30, 2016, respectively, and eliminations of $25 million and $47 million for the three and six months ended June 30, 2015, respectively, primarily represent fees charged by our management and franchising segments to our owned and leased hotels for managing their operations.
Non-GAAP Measures
Adjusted Earnings Before Interest Expense, Taxes, Depreciation and Amortization ("Adjusted EBITDA") and EBITDA
We use the terms Adjusted EBITDA and EBITDA throughout this quarterly report. Adjusted EBITDA and EBITDA, as we define them, are non-GAAP measures. We define consolidated Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro rata share of unconsolidated hospitality ventures Adjusted EBITDA based on our ownership percentage of each venture, adjusted to exclude the following items:

•	equity earnings (losses) from unconsolidated hospitality ventures;

•	stock-based compensation expense;

•	gains (losses) on sales of real estate;

•	other income (loss), net;

•	depreciation and amortization;

•	interest expense; and

•	provision for income taxes.
Effective January 1, 2016, our definitions of Adjusted EBITDA and Adjusted selling, general, and administrative expenses, as defined below, have been updated to exclude stock-based compensation expense, to facilitate comparison with our competitors. We have applied this change in the definition of Adjusted EBITDA to 2015 historical results to allow for comparability between the periods presented.
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
Adjusted EBITDA and EBITDA are not substitutes for net income attributable to Hyatt Hotels Corporation, net income, cash flows from operating activities or any other measure prescribed by GAAP. There are limitations to using non-GAAP measures such as Adjusted EBITDA and EBITDA. Although we believe that Adjusted EBITDA can make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, Adjusted EBITDA should not be considered as a measure of the income generated by our business or discretionary cash available to us to invest in the growth of our business. Our management compensates for these limitations by reference to our GAAP results and using Adjusted EBITDA supplementally. See our condensed consolidated statements of income and condensed consolidated statements of cash flows in our condensed consolidated financial statements included elsewhere in this quarterly report.
See below for a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation.
Adjusted selling, general and administrative expenses
Adjusted selling, general, and administrative expenses, as we define it, is a non-GAAP measure. Adjusted selling, general, and administrative expenses excludes the impact of expenses related to benefit programs funded through rabbi trusts and stock-based compensation expense. Adjusted selling, general, and administrative expenses assist us in comparing our performance over various reporting periods on a consistent basis since it removes from our operating results the impact of items that do not reflect our core operating performance, both on a segment and consolidated basis. See "—Results of Operations" above for a reconciliation of Adjusted selling, general, and administrative expenses to selling, general, and administrative expenses.
Constant dollar currency
We report the results of our operations both on an as reported basis, as well as on a constant dollar basis.  Constant dollar currency, which is a non-GAAP measure, excludes the effects of movements in foreign currency exchange rates between comparative periods. We believe constant dollar analysis provides valuable information regarding our results as it removes currency fluctuations from our operating results. We calculate constant dollar currency by restating prior-period local currency financial results at the current period’s exchange rates. These adjusted amounts are then compared to our current period reported amounts to provide operationally driven variances in our results.

The charts below illustrate Adjusted EBITDA by segment for the three and six months ended June 30, 2016 and June 30, 2015.
*Consolidated Adjusted EBITDA for the three months ended June 30, 2016 includes Corporate and other Adjusted EBITDA of $(31) million
**Consolidated Adjusted EBITDA for the three months ended June 30, 2015 includes Corporate and other Adjusted EBITDA of $(29) million
*Consolidated Adjusted EBITDA for the six months ended June 30, 2016 includes Corporate and other Adjusted EBITDA of $(64) million
**Consolidated Adjusted EBITDA for the six months ended June 30, 2015 includes Corporate and other Adjusted EBITDA of $(60) million

The table below provides a reconciliation of our consolidated Adjusted EBITDA to EBITDA and a reconciliation of EBITDA to net income attributable to Hyatt Hotels Corporation for the three and six months ended June 30, 2016 and June 30, 2015:

(in millions)	Three Months Ended June 30,
	2016	2015	Better / (Worse)
Adjusted EBITDA	$227	$215	$12	5.6%
Equity earnings (losses) from unconsolidated hospitality ventures	19	(23)	42	182.6%
Stock-based compensation expense	(4)	(5)	1	20.0%
Gains (losses) on sales of real estate	(21)	1	(22)	(2,200.0)%
Other income (loss), net	1	4	(3)	(75.0)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(28)	(19)	(9)	(47.4)%
EBITDA	194	173	21	12.1%
Depreciation and amortization	(86)	(76)	(10)	(13.2)%
Interest expense	(20)	(17)	(3)	(17.6)%
Provision for income taxes	(21)	(40)	19	47.5%
Net income attributable to Hyatt Hotels Corporation	$67	$40	$27	67.5%

(in millions)	Six Months Ended June 30,
	2016	2015	Better / (Worse)
Adjusted EBITDA	$421	$400	$21	5.3%
Equity earnings (losses) from unconsolidated hospitality ventures	21	(29)	50	172.4%
Stock-based compensation expense	(20)	(21)	1	4.8%
Gains (losses) on sales of real estate	(21)	9	(30)	(333.3)%
Other income (loss), net	(3)	(14)	11	78.6%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(56)	(42)	(14)	(33.3)%
EBITDA	342	303	39	12.9%
Depreciation and amortization	(167)	(155)	(12)	(7.7)%
Interest expense	(37)	(34)	(3)	(8.8)%
Provision for income taxes	(37)	(52)	15	28.8%
Net income attributable to Hyatt Hotels Corporation	$101	$62	$39	62.9%

Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments and cash generated from our operations. As part of our business strategy, we also recycle capital by using net proceeds from dispositions to support our acquisitions and new investment opportunities. When appropriate, we borrow cash under our revolving credit facility or from other third-party sources, and may also raise funds by issuing debt or equity securities as necessary. We maintain a cash investment policy that emphasizes preservation of capital. At June 30, 2016 and December 31, 2015, we had cash and cash equivalents and short-term investments of $691 million and $503 million, respectively. We believe that our cash position, short-term investments and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives for the foreseeable future.
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
Recent Transactions Affecting our Liquidity and Capital Resources
During the six months ended June 30, 2016 and June 30, 2015, several transactions impacted our liquidity. See "—Sources and Uses of Cash."
Sources and Uses of Cash

(in millions)	Six Months Ended June 30,
	2016	2015
Cash provided by (used in):
Operating activities	$239	$184
Investing activities	(23)	111
Financing activities	(47)	(344)
Effect of changes in exchange rate on cash and cash equivalents	16	8
Net increase (decrease) in cash and cash equivalents	$185	$(41)
Cash Flows from Operating Activities
Cash provided by operating activities increased $55 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015 primarily due to increased cash generated by operating performance, particularly in our owned and leased hotels segment and our Americas management and franchising segment. Additionally, in 2016 we received a $10 million payment under a license agreement for which revenue has been deferred as of June 30, 2016.
Cash Flows from Investing Activities
During the six months ended June 30, 2016:

•	We acquired Thompson Miami Beach for approximately $238 million.

•	Capital expenditures were $85 million (see "—Capital Expenditures" below).

•	We invested $17 million in unconsolidated hospitality ventures.

•	We sold Andaz 5th Avenue for approximately $240 million of net cash proceeds.

•	We received proceeds of $52 million, which relates to distributions from investments.

•	We released $29 million from restricted cash related to the finalization from the Canada Revenue Agency in connection with the 2014 disposition of Park Hyatt Toronto.

•	We sold a net total of $6 million of marketable securities and short-term investments.
During the six months ended June 30, 2015:

•	We sold Hyatt Regency Indianapolis for approximately $69 million.

•	We sold land and construction in progress for approximately $14 million, of which $12 million had been received at June 30, 2015.

•	We sold a Hyatt House hotel for approximately $5 million.

•	We released $143 million from escrow to cash and cash equivalents related to release of proceeds from like-kind exchanges.

•	We sold a net total of $23 million of marketable securities and short-term investments.

•	We released $17 million from restricted cash related to the development of a hotel in Brazil.

•	Capital expenditures were $122 million (see "—Capital Expenditures" below).

•	We invested $27 million in unconsolidated hospitality ventures.

Cash Flows from Financing Activities
During the six months ended June 30, 2016, the Company repurchased 2,948,990 shares of common stock for an aggregate purchase price of $131 million. During the six months ended June 30, 2015, the Company repurchased 5,879,003 shares of common stock for an aggregate purchase price of $344 million.
During the six months ended June 30, 2016, we issued our 2026 Senior Notes and received net proceeds of $396 million, after deducting discounts and offering expenses of approximately $4 million. During the three months ended June 30, 2016, all of the Company's outstanding 2016 Notes were redeemed for $250 million.
During the six months ended June 30, 2016, we repaid the senior secured term loan of $64 million related to Hyatt Regency Lost Pines Resort and Spa.
During the six months ended June 30, 2016, we drew and subsequently repaid $110 million on our revolving credit facility. During the six months ended June 30, 2015, we did not draw on our revolving credit facility.
We define net debt as total debt less the total of cash and cash equivalents and short-term investments. The Company considers net debt and its components to be an important indicator of liquidity and a guiding measure of capital structure strategy. Net debt is a non-GAAP measure and may not be computed the same as similarly titled measures used by other companies. The following table provides a summary of our debt to capital ratios:

(in millions, except percentages)	June 30, 2016	December 31, 2015
Consolidated debt (1)	$1,474	$1,370
Stockholders’ equity	4,004	3,991
Total capital	5,478	5,361
Total debt to total capital	26.9%	25.6%
Consolidated debt (1)	1,474	1,370
Less: Cash and cash equivalents and short-term investments	691	503
Net consolidated debt	$783	$867
Net debt to total capital	14.3%	16.2%

(1)
Excludes approximately $787 million and $692 million of our share of unconsolidated hospitality venture indebtedness as of June 30, 2016 and December 31, 2015, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements.

Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance, enhancements to existing properties and investment in new properties under development or recently opened. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations.
The following is a summary of our capital expenditures during the six months ended June 30, 2016 and June 30, 2015:

(in millions)	June 30, 2016	June 30, 2015
Maintenance	$26	$54
Enhancements to existing properties	24	20
Investment in new properties under development or recently opened	35	48
Total capital expenditures	$85	$122
The decrease in maintenance expenditures in 2016 compared to 2015 is driven by decreased technology spending and decreased spending at domestic and international owned full service properties. The increase in enhancements to existing properties is driven by increased renovation activity at domestic owned full service properties and expenditures related to our new corporate office, partially offset by decreased renovation activity at international owned full service properties. Expenditures related to new properties under development or recently opened are primarily driven by construction spending on our development of a hotel in Brazil, which opened in early 2016.

Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes as of June 30, 2016. Interest on the Senior Notes is payable semi-annually.

Description	Principal Amount (in millions)
2019 Notes	$196
2021 Notes	250
2023 Notes	350
2026 Notes	400
Total	$1,196
We are in compliance with all applicable covenants under the indenture governing our Senior Notes as of June 30, 2016.
Revolving Credit Facility
There was no outstanding balance on our revolving credit facility at June 30, 2016 or at December 31, 2015. As of June 30, 2016, we had available borrowing capacity of approximately $1.5 billion under our revolving credit facility, net of outstanding undrawn letters of credit.
We are in compliance with all applicable covenants under the revolving credit facility as of June 30, 2016.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. As of June 30, 2016 and December 31, 2015 we had a total of $224 million and $228 million, respectively, in letters of credit issued directly with financial institutions. These letters of credit had weighted-average fees of 99 basis points at June 30, 2016. The range of maturity on these letters of credit was up to five years as of June 30, 2016.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At June 30, 2016 and December 31, 2015, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
Interest Rate Risk
In the normal course of business, we are exposed to the impact of interest rate changes due to our borrowing activities. Our objective is to manage the risk of interest rate changes on the results of operations, cash flows, and the market value of our debt by creating an appropriate balance between our fixed and floating-rate debt. We enter into interest rate derivative transactions from time to time, including interest rate swaps, in order to maintain a level of exposure to interest rate variability that the Company deems acceptable. As of June 30, 2016 and December 31, 2015, we held no interest rate swap contracts.
Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. These foreign currency exposures typically arise from third-party debt, debt repayment guarantees and intercompany transactions. We held foreign currency exchange rate derivative instruments of $15 million and $5 million as of June 30, 2016 and December 31, 2015, which included $16 million and $5 million recorded in prepaids and other assets and $1 million and $0 recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets, respectively.
The U.S. dollar equivalents of the notional amounts of the outstanding forward contracts, the majority of which relate to intercompany transactions, with terms of less than one year, are as follows (in U.S. dollars):

(in millions)	June 30, 2016	December 31, 2015
Pound Sterling	$170	$170
Korean Won	34	33
Canadian Dollar	33	61
Indian Rupee	—	27
Swiss Franc	26	9
Brazilian Real	—	4
Total notional amount of forward contracts	$263	$304
We intend to offset the gains and losses related to our third-party debt, debt repayment guarantees and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income. The effect of these derivatives instruments within other income (loss), net on our condensed consolidated statements of income was a gain of $13 million for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2015, the effect of these derivative instruments within other income (loss), net was a loss of $10 million and a gain of $4 million, respectively. We expect to continue this practice relating to our intercompany transactions, and may also begin to manage the risks associated with other transactional foreign currency volatility within our business.

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

Item 1A. Risk Factors.

At June 30, 2016, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company's purchases of shares of Class A common stock during the quarter ended June 30, 2016:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Program
April 1 to April 30, 2016	440,139	$47.71	440,139	$294,891,145
May 1 to May 31, 2016	520,731	$47.86	520,731	$269,966,890
June 1 to June 30, 2016	460,370	$47.78	460,370	$247,968,658
Total	1,421,240	$47.79	1,421,240

(1)
On each of August 4, 2015 and February 18, 2016, we announced the approval of expansions of our share repurchase program pursuant to which we are authorized to purchase up to an additional $400 million and $250 million, respectively, of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. The repurchase program does not have an expiration date. As of June 30, 2016, the Company had approximately $248 million remaining under its current share repurchase authorization.

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

Hyatt Hotels Corporation

Date:	August 2, 2016	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Hyatt Hotels Corporation

Date:	August 2, 2016	By:	/s/ Patrick J. Grismer
Patrick J. Grismer
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)