Form 10-K
period 2016-12-31
Hyatt Hotels Corp
filed 2017-02-16
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of June 30, 2016, the aggregate market value of the registrant's Class A common stock, $0.01 par value, held by non-affiliates of the registrant was approximately $1,123.1 million (based upon the closing sale price of the Class A common stock on June 30, 2016 on The New York Stock Exchange). The market value of the registrant's Class B common stock is not included in the above value as there is no active market for such stock.
As of January 31, 2017, there were 39,707,321 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 90,863,209 shares of the registrant's Class B common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Proxy Statement for its 2017 Annual Meeting of Stockholders to be held on May 17, 2017.

HYATT HOTELS CORPORATION

FISCAL YEAR ENDED DECEMBER 31, 2016

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

•	general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth;

•	the rate and the pace of economic recovery following economic downturns;

•	levels of spending in business and leisure segments as well as consumer confidence;

•	declines in occupancy and average daily rate ("ADR");

•	limited visibility with respect to future bookings;

•	loss of key personnel;

•	hostilities, or fear of hostilities, including future terrorist attacks, that affect travel;

•	travel-related accidents;

•
natural or man-made disasters such as earthquakes, tsunamis, tornados, hurricanes, floods, oil spills, nuclear incidents and global outbreaks of pandemics or contagious diseases or fear of such outbreaks;

•	our ability to successfully achieve certain levels of operating profits at hotels that have performance guarantees in favor of our third-party owners;

•	the impact of hotel renovations;

•
risks associated with our capital allocation plans and common stock repurchase program, including the risk that our common stock repurchase program could increase volatility and fail to enhance stockholder value;

•	the seasonal and cyclical nature of the real estate and hospitality businesses;

•	changes in distribution arrangements, such as through internet travel intermediaries;

•	changes in the tastes and preferences of our customers;

•	relationships with colleagues and labor unions and changes in labor laws;

•	the financial condition of, and our relationships with, third-party property owners, franchisees and hospitality venture partners;

•	the possible inability of third-party owners, franchisees or development partners to access capital necessary to fund current operations or implement our plans for growth;

•	risks associated with potential acquisitions and dispositions and the introduction of new brand concepts;

•	the timing of acquisitions and dispositions;

•	failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals);

•	unforeseen terminations of our management or franchise agreements;

•	changes in federal, state, local or foreign tax law;

•	increases in interest rates and operating costs;

•	foreign exchange rate fluctuations or currency restructurings;

•	lack of acceptance of new brands or innovation;

•	general volatility of the capital markets and our ability to access such markets;

•	changes in the competitive environment in our industry, including as a result of industry consolidation, and the markets where we operate;

•	our ability to successfully implement our new global loyalty program, World of Hyatt, and the level of acceptance of the new program by our guests;

•	cyber incidents and information technology failures;

•	outcomes of legal or administrative proceedings; and

•	violations of regulations or laws related to our franchising business.
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

Terms Used in this Annual Report
Unless otherwise specified or the context otherwise requires, references in this annual report to "we," "our," "us," "Hyatt," and the "Company" refer to Hyatt Hotels Corporation and its consolidated subsidiaries.
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
As used in this annual report, the term "properties" refers to hotels and residential and vacation ownership units that we develop, own, operate, manage, franchise, or to which we provide services or license our trademarks. "Hyatt portfolio of properties" or "portfolio of properties" refers to hotels and other properties that we develop, own, operate, manage, franchise, license, or provide services to, including under our Park Hyatt, Grand Hyatt, Hyatt Regency, Hyatt, Andaz, Hyatt Centric, The Unbound Collection by Hyatt, Hyatt Place, Hyatt House, Hyatt Ziva and Hyatt Zilara brands. Residential ownership units refers to residential units that we manage, own, or to which we provide services or license our trademarks (such as serviced apartments and Hyatt-branded residential units) that are typically part of a mixed-use project and located adjacent to a full service hotel that is a member of the Hyatt portfolio of properties. "Vacation ownership units" refer to the fractional and timeshare vacation ownership properties with respect to which we license our trademarks and that are part of the Hyatt Residence Club. "Hospitality ventures" refers to entities in which we own less than a 100% equity interest.
As used in this annual report, the term "colleagues" refers to the more than 110,000 individuals working at our corporate and regional offices and our managed, franchised and owned properties in 56 countries around the world. We directly employ approximately 45,000 of these colleagues. The remaining colleagues are employed by third-party owners and franchisees of our hotels.
Hyatt®, Park Hyatt®, Miraval®, Grand Hyatt®, Hyatt Regency®, Andaz®, Hyatt Centric®, The Unbound Collection by Hyatt™, Hyatt Place®, Hyatt House®, Hyatt Ziva™, Hyatt Zilara™, ,Hyatt Residence Club®, Hyatt Residences®, Hyatt Gold Passport®, Hyatt Resorts™ and related trademarks, logos, trade names and service marks appearing in this annual report are the property of Hyatt Corporation, or another wholly owned subsidiary of Hyatt Hotels Corporation. All other trademarks, trade names or service marks appearing in this annual report are the property of their respective owners.

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
Overview
Hyatt Hotels Corporation is a global hospitality company with widely recognized, industry leading brands and a tradition of innovation developed over our nearly sixty-year history. We develop, own, operate, manage, franchise, license or provide services to a portfolio of properties, consisting of full service hotels, select service hotels, resorts and other properties, including timeshare, fractional and other forms of residential and vacation properties. At December 31, 2016, our worldwide hotel portfolio consisted of 657 hotels (171,133 rooms). See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" for a categorized breakdown of our portfolio.
Our full service hotels and resorts operate under seven established brands: Park Hyatt, Grand Hyatt, Hyatt Regency, Hyatt, Andaz, Hyatt Centric and The Unbound Collection by Hyatt, which launched in 2016. In January 2017, we announced the acquisition of Miraval Group, forming a distinct wellness category within our portfolio of brands. Our two select service brands are Hyatt Place and Hyatt House, an extended stay brand. Our all inclusive resort brands are Hyatt Ziva and Hyatt Zilara. We also manage, provide services to or license our trademarks with respect to residential ownership units that are often adjacent to a Hyatt-branded full service hotel. We consult with third parties in the design and development of such mixed-use projects. We license our trademarks with respect to vacation ownership units, which are part of the Hyatt Residence Club. In 2014, we sold our vacation ownership business to an affiliate of Interval Leisure Group ("ILG") and entered into a long-term license agreement.
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
We primarily derive our revenues from hotel operations, management and franchise fees and other revenues from managed properties. For the years ended December 31, 2016 and December 31, 2015, revenues totaled $4.4 billion and $4.3 billion, respectively, net income attributable to Hyatt Hotels Corporation totaled $204 million and $124 million, respectively, and Adjusted EBITDA totaled $785 million and $750 million, respectively. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics Evaluated by Management—Adjusted Earnings Before Interest Expense, Taxes, Depreciation, and Amortization ("Adjusted EBITDA") and EBITDA" for our definition of Adjusted EBITDA, why we present it, and for a reconciliation of our net income attributable to Hyatt Hotels Corporation to consolidated Adjusted EBITDA for the periods presented.
Our Purpose, Goal and Values
Our Purpose
To care for people so they can be their best.
Our Goal
To become the most preferred hospitality brand—loved and respected by colleagues, guests, owners, operators, community members and shareholders.
Our Values
Respect, integrity, humility, empathy, creativity and fun are our shared core values.
Our purpose, goal and values are brought to life by our colleagues, whom we refer to as the Hyatt family. We believe our colleagues embody our purpose of caring for people, including each other, our guests and ultimately our owners. This commitment to genuine service and care is what differentiates us and drives guest preference. The management teams at each of our managed properties lead by example, and we provide them with the appropriate autonomy to make operational decisions in the best interest of the hotel and brand. We believe the managers of our franchised properties are experienced operators with high standards who have demonstrated commitment to our values and our approach to caring for guests to enhance guest satisfaction. High levels of guest satisfaction lead to increased guest preference for our brands, which we believe results in a strengthened revenue base over the long term. We also believe engaged colleagues will enhance efficient operation of our properties, resulting in improved financial results for our owners. Sustained adherence to these principles is a basis for our brand reputation and is one of the principal factors behind the decisions of our diverse group of owners and developers to invest in the Hyatt portfolio of properties around the world. We work with existing and prospective owners and developers to increase our presence around the world, which we expect will lead to guest satisfaction, brand preference and new channels for professional growth for our colleagues.
Our Competitive Strengths
We have significant competitive strengths that support our goal of being the most preferred brand for our colleagues, guests, owners, operators, community members and shareholders.
World Class Brands.    We believe our widely recognized, industry-leading brands provide us with a competitive advantage in attracting and driving preference. We have consistently received top rankings, awards and accolades for service and guest experience from independent publications and surveys, including Condé Nast Traveler, Travel and Leisure, Forbes and AAA. Our brand recognition and strength is key to our ability to drive preference.
Global Platform with Compelling Growth Potential.    Our existing global presence is widely distributed, and our hotels operate in 20 of the 25 most populous urban centers around the globe. We believe our existing hotels provide us with a strong platform from which to selectively pursue new growth opportunities in markets where our brands are under-represented. Our dedicated global development executives in offices around the world apply their experience, judgment and knowledge to ensure the Hyatt portfolio of properties enhances preference for our brands. An important aspect of our compelling growth potential is our strong brand presence in higher growth markets such as India, China and the Middle East. The combination of our existing locations and brands, experienced development team, established third-party relationships and significant access to capital provides us with a strong foundation for future growth and long-term value creation.
Deep Culture and Experienced Management Teams.    Hyatt has a strong culture rooted in values that have supported our past success and form the foundation for our future. The members of the Hyatt family are united by shared values, a single purpose and a common goal. Our colleagues at Hyatt properties are led by an experienced group of general managers. For example, the general managers at our full service managed hotels have an average tenure of more than 22 years. Regional management teams located around the world support our hotel general managers by providing resources, mentorship and coaching, owner support and other assistance. Senior operating management has an average of approximately 30 years of experience in the industry. Our seasoned executive management team sets overall policies for our Company, supports our regional teams and our colleagues around the world, provides strategic direction and leads our global growth initiatives.
Strong Capital Base and Disciplined Financial Approach.    Our approach is to maintain appropriate levels of financial leverage through industry cycles and economic downturns. At December 31, 2016, we had cash and cash equivalents and short-term investments of $538 million and available borrowing capacity of $1.4 billion. We believe that as a result of our balance sheet strength, we are uniquely positioned to take advantage of strategic opportunities to develop or acquire properties and brands. We adhere to a formal investment process in evaluating such opportunities with input from various groups within our global organization.
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
High Quality Owned Hotels Located in Desirable Markets.    At December 31, 2016, our portfolio of properties consisted of luxury and upper-upscale full service hotels and resorts, upscale select service hotels and all inclusive resorts in key markets and totaled 35 owned properties and 35 managed or franchised properties that are owned or leased by unconsolidated hospitality ventures. Our owned full service hotels are located primarily in key markets, including major business centers and leisure destinations with strong growth potential, such as Chicago, London, Mexico City, New York, Paris, San Francisco, Seoul and Zurich. Our unconsolidated hospitality ventures include 50% ownership interests in properties in Mumbai and São Paulo. A number of our owned hotels and unconsolidated hospitality venture properties are unique assets with high brand recognition and a strong position in their local markets. For example, in 2016, we opened Grand Hyatt Rio de Janeiro, the second Grand Hyatt hotel in Brazil and a significant addition to our growing South America portfolio. In 2014, we opened Park Hyatt New York, the flagship hotel of the globally recognized Park Hyatt brand, giving the brand representation in an additional key market. In 2013, we acquired Hyatt Regency Orlando, adding to our portfolio a high quality hotel located adjacent to one of the largest convention facilities in the United States. As a significant owner of hotel assets, we expect earnings growth from owned properties to outpace revenue growth at managed properties during periods of increasing demand and room rates due to the operating leverage inherent in owned properties. This benefit can be achieved through increased earnings from our owned assets and through value realized from selected asset sales.
Our Business Strategy
Our strategy for reaching our goal to become the most preferred hospitality brand is based on differentiating Hyatt through powerful brands and innovation and generating long-term, sustainable growth for the company that will create shareholder value and career development opportunities for colleagues. We implement our strategy through a focus on four strategic priorities:
Cultivate the Best People and Evolve the Culture
Cultivating the best people and evolving the culture focuses on attracting, developing, rewarding and retaining individuals who distinguish Hyatt from our competitors and provide a unique experience to our guests. We recognize our people and our culture are our greatest assets and the core of our strategy. Our goal is to develop a strong pipeline of diverse and talented colleagues and to provide them with opportunities to fulfill their personal potential and development while helping to make Hyatt successful.
Our brands are defined, in large part, by the commitment to genuine service and care that our colleagues deliver to our guests. We believe that while a great product is necessary for success, a service model that promotes genuine care for our guests and that is focused on their particular needs is the key to a sustainable long-term advantage. Therefore, we strive to involve our colleagues in deciding how we care for our guests and identifying what we can do to improve guest satisfaction. We rely on our hotel general managers to lead by example and foster colleague engagement. In addition, we are focused on providing colleagues with the tools and technology needed to perform their jobs more effectively and efficiently to allow for further engagement with guests. We believe colleague engagement results in higher levels of customer satisfaction and improves the performance of our properties. To assist in this process, we aim to ensure talented management teams are in place worldwide and to reward those teams that achieve higher levels of colleague engagement, guest satisfaction and hotel financial performance.
Our reputation is a reflection of how we conduct ourselves and our business in the communities in which we live and work. One of our principal tools to enhance Hyatt's reputation is Hyatt Thrive, our global corporate responsibility program. Through Hyatt Thrive initiatives we volunteer in our communities, support organizations that work in our communities, and work to reduce our waste and carbon footprint to make the communities in which we operate places where we want to live, where guests want to visit and where our owners want to invest.
Build and Deliver Brand-Led Experiences
In support of our goal to become the most preferred hospitality brand and to foster quality growth, we have focused on creating a meaningful portfolio of brands that deliver unique experiences for the high-end traveler. Our objective is to differentiate our brands both from one another, and from our competitors. Each of our brands provides a distinct experience for different traveler mindsets, while all of our hotels strive to deliver genuine care. We have developed a personality and identity for each brand that results in a distinct look and reflects experiences and attributes unique to that particular brand.
Successful innovation has been a hallmark of Hyatt since its founding, with a commitment to impactful architectural design of hotels in both the large-scale convention and smaller leisure markets. We continuously probe deeper and uncover new opportunities for enhancing the guest experience in each of our brands. We have a long track record of creative approaches to food and beverage at our hotels throughout the world, and we have created profitable and sought-after venues that create and enhance demand for our hotel properties.
We develop loyalty by fostering personal relationships and creating emotional connections that inspire brand preference. We believe true loyalty is built by deep interpersonal connections, authenticity, care and trust. Our loyalty program is designed to attract new guests and to demonstrate our loyalty to our existing guests. In 2016, our Hyatt Gold Passport loyalty program won two Freddie Awards, best elite travel program in the Americas and best elite travel program in the Middle East/Asia/Oceania. The Hyatt Credit Card, a co-branded Visa credit card between Hyatt and Chase Card Services, continued to show strong growth in card member acquisitions and member engagement.
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
Grow With Intent
We are focused on creating long-term shareholder value, and on where and how we invest to expand our presence in key locations. We believe the scale of our presence around the world is small relative to the recognition of our brands and our excellent reputation for service and, therefore, we have a unique opportunity to grow.

o
Increase Market Presence.    We focus our expansion efforts on under-penetrated markets where we already have an established presence and on locations where our guests are traveling but where we do not have a presence. We intend to expand our presence by increasing the number of hotels in the Hyatt portfolio, primarily by entering into new management and franchise agreements. We believe our intense focus on each customer group that we serve and our understanding of how we can serve them in new locations will result in quality growth. Over the past few years, we have made significant progress in expanding our presence through development of new hotels and conversion of existing hotels. In addition to existing asset base expansion, we are focused on continued growth of our development pipeline. We have expanded our pipeline by an average of 12% per year since the time of our IPO in 2009. Since 2009 we have also entered 143 new markets and 14 new countries. Expansion in dynamic markets like China and India is central to our growth strategy as representation in key cities and resort destinations provides us with the opportunity to drive preference for our brands as we serve a broader base of guests in these high growth and under-penetrated markets. At December 31, 2016, there were approximately 100 hotels open or under development in China in markets such as Beijing, Hong Kong, Shanghai and Shenzhen. In India, the total number of hotels open or under development was approximately 40 properties at December 31, 2016. In addition to China and India, we have also announced further expansion plans into diverse international markets including Australia, Germany, Indonesia, Japan, Jordan, Kuwait, New Zealand, Republic of Georgia, Saudi Arabia, Singapore and Thailand.

o
Expand Select Service Presence.    We continue to expand the Hyatt Place and Hyatt House brands, which we believe will support our overall growth and enhance the performance of all of our brands. We intend to grow our select service presence through third-party construction of new franchised properties, conversion and renovation of existing non-Hyatt properties, and in certain cases, participation in the development of new managed properties. We believe that the opportunity for properties that provide a select offering of services at a lower price point than full service hotels is particularly compelling in certain markets, including India, China and the Middle East, where there is a large and growing middle class along with a meaningful number of local business travelers. At December 31, 2016, we had 28 Hyatt Place hotels operating outside of the United States in 16 countries, throughout Asia, Europe, Africa and Latin America. In addition to these hotels, we have announced new management agreements for select service properties currently under development in Australia, Brazil, China, Germany, India, Malaysia, Mexico, Thailand, Saudi Arabia and Switzerland.

o
Increase Focus on Franchising.    We continue to increase our franchised hotel presence, primarily in the United States. By increasing our focus on franchising, we believe that we will gain access to capital from developers and property owners that specifically target franchise business opportunities. We have an internal team dedicated to supporting our franchise owners and to driving the expansion of our franchised hotel presence. We plan to expand existing relationships and develop new relationships with franchisees who demonstrate an ability to provide excellent customer service and maintain our brand standards. In support of our strategy, over the past several years we sold a number of individual full service hotels and portfolios of select service hotels subject to long-term franchise agreements with the purchasers.

o
Utilize our Capital and Asset Base for Targeted Growth.    The combination of our significant liquidity and strong capital position coupled with our large, high quality asset base provides a unique platform to support our growth strategy. We take a comprehensive approach to our efforts to recycle hotel real estate assets and to manage capital deployment in furtherance of our expansion plans. Capital deployment will continue with an objective to maximize long-term shareholder value and we assess and balance liquidity, value and strategic importance in each instance. We also plan to continue to commit capital to fund the renovation of certain assets in our owned portfolio. While we selectively dispose of hotel properties, we expect to maintain ownership of hotel properties over time given our focus and expertise as an owner. Asset sales are consistent with the Company’s asset recycling strategy—selling certain hotels, maintaining presence in markets by entering into new management or franchise agreements, and re-investing sale proceeds into new hotels and other growth opportunities, including investments in hospitality ventures. This asset recycling strategy has allowed us to grow and build our brands while improving the quality of our owned portfolio over time. Currently approximately 80% of our owned and leased portfolio consists of full-service hotels in our top markets. We expect to continue to evolve our owned and leased portfolio to include primarily luxury and upper upscale properties in international key gateway cities and resort destinations.

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

o
Extend the Hyatt Brand Beyond Traditional Hotel Stays.    In January 2017, we announced the acquisition of Miraval Group, the renowned provider of wellness and mindfulness experiences. The Miraval acquisition extends the Hyatt brand beyond traditional hotel stays, which is core to our global growth strategy, and reflects our commitment to finding new ways to understand and care for our guests, particularly the high-end traveler. By adding Miraval to the Hyatt portfolio, we continue our commitment to a holistic health and wellness strategy as an extension of our purpose. Miraval forms a distinct new wellness category within the Hyatt portfolio of brands, therefore creating an opportunity to expand the Miraval brand while building a greater depth of expertise in wellness and mindfulness that can be extended to our hotel business.

Description of Our Brands

Brand	Segment	Customer Base	December 31, 2016 Rooms/Units (1)				Primary Selected Competitors	Key Locations
			% of our Total Portfolio	Americas Region	ASPAC Region	EAME/SW Asia Region
	Full Service/ Luxury	Individual business and leisure travelers; small meetings	4%	1,838	3,123	2,626	Four Seasons, Ritz-Carlton, Peninsula, St. Regis, Mandarin Oriental	Buenos Aires, Dubai, New York, Paris, Shanghai, Sydney, Washington D.C.
	Full Service/ Luxury	Individual business and leisure travelers; large and small meetings, social events	14%	9,774	12,263	3,485	Mandarin Oriental, Shangri-La, InterContinental, Fairmont	Beijing, Berlin, Dubai, Hong Kong, New York, Rio de Janeiro, Tokyo

Brand	Segment	Customer Base	December 31, 2016 Rooms/Units (1)				Primary Selected Competitors	Key Locations
			% of our Total Portfolio	Americas Region	ASPAC Region	EAME/SW Asia Region
	Full Service/ Upper-Upscale	Conventions, business and leisure travelers; large and small meetings, social events; associations	45%	55,065	12,737	11,119	Marriott, Sheraton, Hilton, Renaissance, Westin	Boston, Delhi, London, Los Angeles, Mexico City, Orlando, San Francisco
	Full Service/ Upper-Upscale	Business and leisure travelers; small meetings	2%	2,255	362	1,322	Marriott, Hilton, InterContinental, Westin, independent and boutique hotels	Abu Dhabi, New York, Seattle
	Full Service/ Luxury	Individual business and leisure travelers; small meetings	2%	2,195	470	790	W, Mondrian, The Standard	Amsterdam, London, Los Angeles, Maui, New York, Shanghai, Tokyo
	Full Service/ Upper-Upscale	Business and leisure travelers; small meetings	2%	2,801	—	—	Canopy, Kimpton, Renaissance, Joie de Vivre, independent and boutique hotels	Chicago, Long Beach, Miami, Montevideo, New York, Park City
	Full Service/ Upper-Upscale	Individual business and leisure travelers; small meetings	1%	715	—	177	Autograph Collection Luxury Collection Curio Tribute Portfolio	Austin, Carmelo, Miami Beach, Paris, Phoenix
	Select Service/ Upscale	Individual business and leisure travelers; small meetings	21%	34,920	714	2,084	Courtyard by Marriott, Hilton Garden Inn	Atlanta, Chicago, Dallas, Dubai, Houston, Miami, Phoenix, Santiago
	Select Service/ Upscale	Extended stay guests; individual business and leisure travelers; families; small meetings/trainings	6%	10,186	112	—	Residence Inn by Marriott, Homewood Suites	Austin, Boston, Dallas, Miami, San Francisco
	All Inclusive	Leisure travelers; families; small meetings	1%	1,860	—	—	Club Med, Sandals, Beaches	Cancun, Puerto Vallarta, Rose Hall, San Jose del Cabo
	All Inclusive	Leisure travelers; adult-only; small meetings	<1%	541	—	—	Club Med, Sandals, Beaches	Cancun, Rose Hall
	Vacation Ownership/ Branded Residential	Owners of vacation units, repeat Hyatt business and leisure guests	2%	1,185	470	1,929	Hilton Vacation Club, Marriott Vacation Club, Starwood Vacation Ownership	Aspen, Beaver Creek, Beijing, Carmel, Danang, Dubai, Key West, Maui, Park City
(1) Rooms/Units count includes owned, leased, managed, franchised, branded residential, hospitality ventures and vacation ownership properties licensed under the Hyatt Residence Club brand.

Park Hyatt
Park Hyatt hotels provide discerning, affluent business and leisure guests with elegant and luxurious accommodations. Guests of Park Hyatt hotels receive gracious service and enjoy rare and intimate experiences in a thoughtfully designed contemporary environment. Located in many of the world’s premier destinations, each Park Hyatt hotel is custom designed to combine sophistication with distinctive regional character. Park Hyatt hotels feature well-appointed guestrooms, meeting and special event spaces for smaller groups, critically acclaimed food, wine and art programs and signature restaurants featuring award-winning chefs.
Grand Hyatt
Grand Hyatt hotels are distinctive hotels in major gateway cities and resort destinations. With presence around the world and critical mass in Asia, Grand Hyatt hotels provide sophisticated business and leisure travelers with elegant accommodations, extraordinary restaurants, bars, spas and fitness centers, as well as comprehensive business and meeting facilities. Signature elements of Grand Hyatt hotels include dramatic architecture, state of the art technology and facilities for an array of business or social gatherings of all sizes.
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
Hyatt
Hyatt hotels are smaller-sized properties conveniently located in diverse business and leisure areas. Regardless of the reason for a guest's stay, our Hyatt hotels provide guests with a home base as they discover and explore our neighborhoods. Hyatt hotels accommodate business and leisure travelers, as well as smaller scale business meetings and social gatherings.
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
Hyatt Centric
Hyatt Centric hotels are full service lifestyle hotels created for millennial-minded guests who view their hotel as more than a place to stay. Hyatt Centric hotels are centrally located. This means guests can be both "in the middle of the action" and "in the know" so both leisure and business travelers can easily explore the destination and get a feel for the local flavor. A staff of knowledgeable colleagues is on hand to aid guests in their discovery of their surroundings.
The Unbound Collection by Hyatt
The Unbound Collection by Hyatt is designed to provide a portfolio of new and existing upper-upscale properties ranging from historic urban gems and striking new build hotels to boutique properties and resorts. Each hotel offers story-worthy and authentic experiences for our guests. The philosophy behind The Unbound Collection by Hyatt is to attract owners and developers who want their properties to maintain a distinct character and brand name but gain the power of Hyatt’s robust operational and marketing resources, award winning customer loyalty program and trusted brand name and reputation.
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
Hyatt Zilara
Hyatt Zilara adult-only all inclusive resorts are located in sought after, unique resort destinations. They offer a wide array of food and beverage services with a focus on authentic and often locally-sourced ingredients. The resorts offer many social activities and live entertainment, as well as a variety of meeting spaces. The resorts are designed so couples or small groups can enjoy intimate, sophisticated surroundings.
Hyatt Residence Club
Hyatt Residence Club provides members with vacation ownership opportunities in regionally inspired and designed residential-style properties with the quality of the Hyatt brand. Members pre-purchase time at a Hyatt Residence Club property and have the flexibility of usage, exchange and rental. Hyatt Residence Club members can choose to occupy their vacation home, exchange time among 16 Hyatt Residence Club locations, trade their time for Hyatt Gold Passport points or travel within the Hyatt system. Alternatively, members can exchange their intervals for stays at other properties participating within Interval International’s program, which has over 3,000 resorts in its exchange network worldwide.
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
Our Commitment to Corporate Responsibility
Hyatt Thrive is an integral part of our business and we recognize when our people, communities and planet thrive, so does our business. Hyatt Thrive is focused on environmental stewardship, strengthening our community impact through volunteerism, philanthropy and disaster relief and ensuring responsible business practices govern our operations. By setting goals, measuring progress, and harnessing the power of our colleagues around the world, we strive to make a tangible impact within and beyond the walls of our hotels.
Business Segment, Revenues and Geographical Information
We manage our business within four reportable segments as described below:

•
Owned and leased hotels, which consists of our owned and leased full service and select service hotels and, for purposes of segment Adjusted EBITDA, our pro rata share of the Adjusted EBITDA of our unconsolidated hospitality ventures, based on our ownership percentage of each venture.

•	Americas management and franchising ("Americas"), which consists of our management and franchising of properties located in the United States, Latin America, Canada and the Caribbean.

•
ASPAC management and franchising ("ASPAC"), which consists of our management and franchising of properties located in Southeast Asia, as well as greater China, Australia, South Korea, Japan and Micronesia.

•
EAME/SW Asia management and franchising ("EAME/SW Asia"), which consists of our management and franchising of properties located primarily in Europe, Africa, the Middle East, India, Central Asia and Nepal.

The results of our unallocated corporate overhead, our co-branded credit card, license fees related to Hyatt Residence Club, and our vacation ownership business prior to the sale in the fourth quarter of 2014 are reported within corporate and other. For information regarding our four reportable business segments, revenues and geographical information, see Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 18 to the Consolidated Financial Statements."
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
Terms and Renewals
The approximate average remaining term of our management agreements with third-party owners and unconsolidated hospitality ventures for full service hotels and select service hotels (other than those currently under development) is as follows:

	Assuming no renewal options are exercised by either party:	Including exercise of extension options that are in Hyatt's sole discretion:
Full service management agreements:
Americas	13 years	21 years
EAME/SW Asia	14 years	21 years
ASPAC	14 years	16 years

Select service management agreements:
Americas	14 years	29 years
EAME/SW Asia	22 years	38 years
ASPAC	20 years	29 years
Some of our management agreements grant early termination rights to hotel owners upon the occurrence of a stated event, such as the sale of the hotel or our failure to meet a specified performance test (any such event a "termination event"). In the case of a termination event, some of our management agreements grant hotel owners the right to terminate the management agreement and convert the hotel to a Hyatt franchise. Generally, termination rights under performance tests are based upon the property's individual performance or its performance when compared to a specified set of competitive hotels branded by other hotel operators or both. These termination rights are usually triggered if we do not meet the performance tests over multiple years. We generally have the option to cure performance failures by paying an amount equal to the shortfall, but in some cases our cure rights may be limited and the result of our failure to meet a performance test may be the termination of our management agreement.
Many of our management agreements are subordinated to mortgages or other secured indebtedness of the owners. In the United States, most lenders have agreed to recognize our right to continue to manage the hotels under the terms set forth in the management agreements if the lenders take possession of the hotel property through foreclosure or similar means.

Franchise Agreements
Our franchise agreements grant our franchisees the limited right to use our name, marks and system in the operation of franchised Hyatt Regency, Hyatt, Hyatt Centric, Hyatt Place, Hyatt House, Hyatt Ziva and Hyatt Zilara properties and franchised properties operated under distinct tradenames and affiliated with "The Unbound Collection by Hyatt". We do not participate in the management of our franchised hotels; however, franchisees are required to operate franchised hotels consistent with our brand standards. We approve the plans for, and the location of, franchised hotels and review the operation of these hotels to ensure our standards are maintained.
Fees
In general, our franchisees pay us an initial application fee and ongoing royalty fees, the amount of which depends on whether the franchised property is a select service hotel or full service hotel. We franchise full service hotels under the Hyatt Regency, Hyatt Centric and Hyatt brands, all inclusive resorts under the Hyatt Ziva and Hyatt Zilara brands and full service hotels under distinct tradenames and affiliated with "The Unbound Collection by Hyatt". We franchise select service hotels under the Hyatt Place and Hyatt House brands. Application fees are typically $60,000 for our Hyatt Place hotels and our Hyatt House hotels and the greater of $100,000 or $300 per guest room for our full service hotels and all inclusive resorts. Select service franchisees pay continuing franchise fees calculated as a percentage of gross room revenues, which typically are 3% in the first year of operations, 4% in the second year and 5% through the remainder of the term. Our Hyatt Regency and Hyatt franchisees typically pay us franchise fees calculated as 6% of gross room revenues and 3% of gross food and beverage revenues. Our Hyatt Centric and The Unbound Collection by Hyatt franchisees typically pay us franchise fees calculated as 5% of gross room revenues. In some circumstances, we have negotiated other fee arrangements. Our all inclusive franchisees typically pay us franchise fees calculated as 2.75% of gross revenues.
In addition to our franchise fees, we charge full service hotel and all inclusive resort franchisees for certain services arranged and provided by us. These activities include centralized reservation functions, certain sales functions, technology, national advertising, marketing and promotional services, as well as various revenue management services. We charge select service franchisees for marketing, central reservations and technology services.
Terms and Renewals
The standard term of our franchise agreements is typically 20 years, with one 10 year renewal option exercisable by the franchisee, assuming the franchisee has complied with franchise agreement requirements and standards. Certain of our franchise agreements have renewal options at Hyatt's option, generally triggered if the franchisee has failed to exercise its renewal option. We have the right to terminate franchise agreements upon specified events of default, including non-payment of fees and non-compliance with brand standards. In the event of early termination for any reason, our franchise agreements set forth liquidated damages our franchisees must pay to us upon termination. The bankruptcy of a franchisee or lender foreclosure could result in the termination of the franchise agreement. The average remaining base term of our franchise agreements for our select service and full service hotels (other than those currently under development) is approximately 16 years, assuming no renewal options are exercised by either party. Including exercise of extension options in Hyatt’s discretion, the average remaining term of our franchise agreements for our select service hotels and full service hotels (other than those currently under development) is approximately 18 years.
Sales, Marketing and Reservations
Sales
We deploy a global sales team as well as regional sales teams in our Americas, ASPAC and EAME/SW Asia regions. The global team is responsible for our largest and most significant accounts doing business in all three regions. The regional teams are responsible for large accounts that typically do business within one region but at multiple hotels within the region. The global and regional sales teams coordinate efforts with the hotel sales teams. The in-house sales colleagues are focused on local and regional business opportunities, as well as securing the business generated from our key global and regional accounts.
Our corporate sales organizations are focused on growing market share with key accounts, identifying new business opportunities and maximizing our local customer base. Our key accounts consist of: major corporations; national, state and regional associations; specialty market accounts (social, government, military, educational, religious and fraternal); travel agency and luxury organizations; and a broad and diverse group of individual consumers. Our global and regional sales teams target multiple brands to key customer accounts within these groups. No one customer is material to our business. Our global and regional teams consist of over 200 colleagues at global and regional sales offices around the world, who are focused on group business, business and leisure traveler accounts and travel agencies.

Sales colleagues at our regional offices and at many of our full service hotels use our proprietary sales tool to manage the group rooms forecast, maintain an inventory of definite and tentative group rooms booked each day, streamline the process of checking guest room availability and rate quotes, and determine meeting room availability.
We seek to maximize revenues in each hotel through a team of revenue management professionals. Our revenue management leaders use a proprietary technology tool to help set appropriate pricing in each hotel. The goal of revenue management is to secure the right customers, on the right date, at the right price. Business opportunities are reviewed and agreed upon by the hotel's management team.
Marketing
We are focused on the high-end traveler, positioning our brands at the top of each segment in which we operate. Our marketing strategy is designed to drive loyalty and community, while meeting the specific business needs of hotel operations. Building and differentiating each of our brands is critical to increasing Hyatt's brand preference. We are focused on targeting the distinct guest segments that each of our brands serves and supporting the needs of the hotels by thorough analysis and application of data and analytics. Our loyalty program and Hyatt.com are also key components of building loyalty and driving revenue. Our loyalty program focuses on driving guest satisfaction, recognition and differential services for our most loyal guests. Hyatt.com is our primary online distribution channel providing customers with an efficient source of information about our hotels and an effective booking experience. With a combined focus on increasing brand awareness, building a community of loyalists and enhancing digital engagement, our marketing is aimed at Hyatt becoming the most preferred hospitality brand.
Reservations
We have a central reservation system that provides a comprehensive view of inventory, while allowing for local management of rates based on demand. Through this system, we are able to allow bookings by hotels directly, via telephone and correspondence through our contact centers, by travel agents, by corporate clients and online through Hyatt.com.
We have nine global contact centers that service our global guest base 24 hours per day, seven days per week and provide reservation services in over 20 languages. While we continue to provide full reservation services via telephone through our global contact centers, we have made significant investments in internet booking capabilities on Hyatt.com web and mobile platforms.
In addition, some of the rooms at hotels and resorts we manage or franchise are booked through internet travel intermediaries, partners or online travel service providers. We also engage third-party intermediaries who collect fees by charging our hotels and resorts a commission on room revenues, including travel agencies and meeting and event management companies.
Hyatt Gold Passport
We operate Hyatt Gold Passport, a loyalty program that generates substantial repeat guest business by rewarding frequent stays with points toward free hotel nights and other rewards. Our new global loyalty program, World of Hyatt, will launch on March 1, 2017, and will replace the Hyatt Gold Passport program. Inspired by our purpose, World of Hyatt is about building community and engagement with high-end travelers. In the new World of Hyatt program, members will enjoy additional rewards as they advance through the three elite tiers based on qualifying nights or base points in a calendar year.
Hyatt Gold Passport members earn points based on their spend at our properties or in connection with spend on the Hyatt co-branded credit card. World of Hyatt members will earn base points based on their eligible spend at our properties or bonus points in connection with spend on the Hyatt co-branded credit card. Loyalty program points can be redeemed at properties across the majority of our brands and can also be converted into airline miles with numerous participating airlines and redeemed with other third parties.
Our loyalty program is primarily funded through contributions from eligible revenues generated from loyalty program members. These funds are applied to reimburse hotels for room nights when members redeem loyalty program points and pay for administrative expenses and marketing initiatives to support the loyalty program.
At December 31, 2016, Hyatt Gold Passport had over 8 million active members, and during 2016, represented 32% of total room nights systemwide.

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
The number of branded lodging operators with a global reach and depth of product and offerings similar to us is limited. We believe our strong customer base, prominent brand recognition, strategic property locations and global development team enable us to compete effectively. For additional information, see Part I, Item 1A, "Risk Factors—Risks Related to Our Business—Because we operate in a highly competitive industry, our revenues, profits or market share could be harmed if we are unable to compete effectively, and new distribution channels, alternatives to traditional hotels and industry consolidation among our competitors may negatively impact our business."
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

Government Regulation
We are subject to numerous foreign, federal, state and local government laws and regulations, including those relating to the preparation and sale of food and beverages, building and zoning requirements, data privacy and general business license and permit requirements, in the various jurisdictions in which we manage, franchise, license and own properties. Our ability to develop new hotel properties and to remodel, refurbish or add to existing properties is also dependent on obtaining permits from local authorities. We are also subject to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions, hiring and firing, non-discrimination for disabilities and other individual characteristics, work permits and benefit offerings. Federal, state and provincial laws and regulations require certain registration, disclosure statements, compliance with specific standards of conduct and other practices with respect to the franchising of hotels. Compliance with these various laws and regulations can affect the revenues and profits of properties managed, franchised, licensed or owned and of the vacation ownership business and could adversely affect our operations. We believe our businesses are conducted in substantial compliance with applicable laws and regulations.
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
Employees
At December 31, 2016, we had approximately 45,000 employees at our corporate offices, regional offices, owned and managed hotels and residential properties. Approximately 25% of those employees were either represented by a labor union or had terms of employment that were determined under a labor agreement. Some of our colleagues are employed by certain third-party owners and franchisees of our hotels and are not included in the 45,000 employees above because we do not directly employ them. We believe relations with our employees and colleagues are good.
Environmental Matters
In connection with our ownership and management of hotels and development of properties, we are subject to various foreign, federal, state and local laws, ordinances and regulations relating to environmental protection. Under some of these laws, a current or former owner or operator of real property may be held liable for the costs of investigating or remediating hazardous or toxic substances or wastes on, under or in such real property, as well as third-party sites where the owner or operator sent wastes for disposal. Such laws may impose liability without regard to whether the owner or operator knew, or was at fault in connection with, the presence or release of such hazardous substances or wastes. Although we are not aware of any current material obligations for investigating or remediating hazardous substances or wastes at our owned properties, the future discovery of substances or wastes at any of our owned properties, or the failure to remediate such contaminated property properly, could adversely affect our ability to develop or sell such real estate, or to borrow using such real estate as collateral. In addition, the costs of investigating or remediating contamination at our properties or at properties where we sent substances or wastes for disposal, may be substantial.
We are also subject to various requirements, including those contained in environmental permits required for our operations, governing air emissions, effluent discharges, the use, management and disposal of hazardous substances and wastes and health and safety. From time to time, we may be required to manage, abate or remove mold, lead or asbestos-containing materials at our properties. We believe our properties and operations are in compliance, in all material respects, with all foreign, federal, state and local environmental laws and ordinances. However, additional operating costs and capital expenditures could be incurred if additional or more stringent requirements are enacted in the future.
Insurance
Properties that the Company owns outright or through hospitality ventures, manages, franchises and licenses are insured under different insurance programs depending on whether the property participates in our insurance programs or in the insurance programs of the owner (including hospitality ventures), franchisee or licensee. We maintain insurance coverage for hotels owned by the Company under our insurance programs for liability, property, workers compensation and other risks with respect to our business. Our liability insurance provides coverage for most claims, including terrorism, resulting from our operations, goods and services and automobiles. Our property insurance provides coverage for all risks to our properties including fire, windstorm, flood, earthquake and terrorism. Property insurance also includes business interruption coverage. Our workers compensation insurance provides coverage for employee injuries in the course and scope of employment. Hotels owned by hospitality ventures or hotels managed by the Company are permitted to participate in our insurance programs by mutual agreement with our hospitality venture partners or third-party hotel owners. The majority of hotels owned by hospitality ventures and managed hotels owned by third parties participate in our insurance programs. Our hospitality venture agreements and management agreements require hotels owned by hospitality ventures and managed hotels owned by third parties that do not participate in our insurance programs to be insured at coverage levels generally consistent with the coverage levels under our insurance programs, including liability, property, business interruption, workers compensation and other insurance. We are typically covered under these insurance policies to the extent necessary and reasonable. Our franchise and license agreements require our franchisees and licensees to maintain liability, property, business interruption, workers compensation and other insurance at our franchised or licensed properties. We are typically covered under these insurance policies to the extent necessary and reasonable. We also maintain cyber risk insurance for systems and data controlled by the Company. Cyber risk insurance generally covers all Company-controlled systems and data in properties that the Company owns, outright or through hospitality ventures, manages, franchises and licenses. We believe the Company's insurance policies, as well as those maintained by third-party owners, including hospitality ventures, are adequate for foreseeable losses and on terms and conditions that are reasonable and customary with solvent insurance carriers. We also self-insure some of our risks generally through the use of deductibles and retentions. We believe these deductibles and retentions are reasonable and customary for our industry and our size. We use U.S. based and licensed captive insurance companies that are wholly owned subsidiaries of Hyatt to generally insure our deductibles and retentions.
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
Amended and Restated Global Hyatt Agreement
The trustees of the U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker, our executive chairman, and Mr. Jason Pritzker, one of our directors, and any of their successors that own, directly or indirectly, shares of our common stock, have entered into the Amended and Restated Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. At January 31, 2017, Pritzker family business interests own, directly or indirectly, 75,963,294 shares, or 58.2%, of our total outstanding common stock and control approximately 80.1% of our total voting power. Specifically, such parties have agreed that until the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote all of their voting securities consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.
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
Amended and Restated Foreign Global Hyatt Agreement
The trustees of the non-U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker and Mr. Jason Pritzker, and any of their successors that own, directly or indirectly, shares of our common stock, have entered into the Amended and Restated Foreign Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. At January 31, 2017, Pritzker family business interests own, directly or indirectly, 75,963,294 shares, or 58.2%, of our total outstanding common stock and control approximately 80.1% of our total voting power. Specifically, such parties have agreed that until the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of any Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote (or cause to be voted) all of the voting securities held directly or indirectly by them consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.
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
2007 Stockholders' Agreement
In connection with the issuance and sale of 100,000 shares of our Series A Convertible Preferred Stock to GS Sunray Holdings, L.L.C. ("GSSH") and GS Sunray Holdings Parallel, L.L.C. ("GSSHP" and collectively with GSSH, the "Goldman Sachs Funds"), affiliates of Goldman, Sachs & Co., and the execution of a Subscription Agreement in August 2007, we entered into the 2007 Stockholders' Agreement with Madrone GHC, LLC and affiliates (collectively, "Madrone"), the Goldman Sachs Funds and an additional investor that provides for certain rights and obligations of these stockholders, as described below:
In May 2009, the shares of our Series A Convertible Preferred Stock held by the Goldman Sachs Funds were converted into shares of common stock. Such shares of common stock, along with shares of common stock purchased by the Goldman Sachs Funds and Madrone in May 2009 pursuant to the Subscription Agreement and in the May 2009 private placement transaction, and any other shares of common stock held by the parties to the 2007 Stockholders’ Agreement prior to our initial public offering, were reclassified into shares of our Class B common stock upon the filing of our Amended and Restated Certificate of Incorporation on November 4, 2009, the date of our initial public offering. On November 4, 2016, Madrone elected to convert its 10,187,641 shares of Class B common stock into an equal number of shares of Class A common stock (the "November 2016 Conversion") and subsequently began selling such shares of Class A common stock into the public market subject to applicable securities laws. At January 31, 2017, Madrone held 1,977,434 shares of Class A common stock.
Transfer Restrictions
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
All other transfer restrictions set forth in the 2007 Stockholders' Agreement expired in May 2015. However, all shares held by such stockholders remain subject to the rights of first refusal (except as described below with respect to shares held by Madrone) and "drag along" rights described below.

Right of First Refusal
In the event that the number of shares of common stock proposed to be transferred by a stockholder party to the 2007 Stockholders' Agreement and its affiliates together with any shares of common stock then proposed to be transferred by the other stockholders party to the 2007 Stockholders' Agreement and their affiliates exceeds 2% of the then outstanding shares of common stock, then prior to consummating the sale of common stock to a third-party purchaser, such stockholder or stockholders shall offer to transfer the common stock to us at the applicable market value (as defined in the 2007 Stockholders' Agreement). If we do not accept the offer within a specified period of time, such stockholder or stockholders may transfer the shares of common stock to the third-party purchaser as long as such transfer occurs within the time periods specified in the 2007 Stockholders' Agreement and on terms and conditions no more favorable in the aggregate than those offered to us. We waived all rights of first refusal with respect to shares held by Madrone in connection with the November 2016 Conversion.
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
Voting Agreement
Until the date that Mr. Thomas J. Pritzker is no longer our chairman, each stockholder party to the 2007 Stockholders' Agreement has agreed to vote all of their shares of common stock consistent with the recommendations of a majority of our board of directors with respect to all matters. At January 31, 2017, the stockholders party to the 2007 Stockholders' Agreement own in the aggregate 14,924,445 shares of Class B common stock and 1,977,434 shares of Class A common stock, or approximately 16.4% of our Class B common stock, approximately 5.0% of our Class A common stock, approximately 12.9% of the total outstanding shares of our common stock and approximately 15.9% of the total voting power of our outstanding common stock.
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
We make available on or through our website certain reports and amendments to those reports we file with or furnish to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

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
Macroeconomic and other factors beyond our control as well as the business, financial, operating and other risks of the hospitality industry can adversely affect demand for hospitality products and services. This includes demand for rooms at properties that we develop, own, operate, manage, franchise, and license. These factors include:

•	changes and volatility in general economic conditions, including the severity and duration of any downturn in the U.S., Europe or global economy and financial markets;

•	war, civil unrest, terrorist activities or threats and heightened travel security measures instituted in response to these events;

•	fear of outbreaks or outbreaks of pandemic or contagious diseases;

•	climate change and resource scarcity, such as water and energy scarcity;

•	natural or man-made disasters, such as earthquakes, tsunamis, tornados, hurricanes, floods, oil spills and nuclear incidents;

•	changes in the desirability of particular locations or travel patterns of customers;

•	decreased corporate budgets and spending and cancellations, deferrals or renegotiations of group business;

•	low consumer confidence, high levels of unemployment and depressed housing prices;

•	the financial condition of the airline, automotive and other transportation-related industries and its impact on travel;

•	decreased airline capacities and routes;

•	travel-related accidents;

•	oil prices and travel costs;

•	statements, actions or interventions by governmental officials related to travel and corporate travel-related activities, and the resulting negative public perception of such travel and activities;

•	domestic and international political and geo-political conditions, including changes in trade policy;

•	changes in taxes and governmental regulations that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;

•	the costs and administrative burdens associated with compliance with applicable laws and regulations;

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
Consumer demand for our products and services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence and high unemployment or adverse political conditions can lower the revenues and profitability of our owned properties and the amount of management and franchise fee revenues we are able to generate from our managed and franchised properties. In addition, expenses associated with managing, franchising, licensing, or owning hotels and residential and vacation ownership properties are relatively fixed. These costs include personnel costs, interest, rent, property taxes, insurance and utilities, all of which may increase at a greater rate than our revenues and/or may not be able to be reduced at the same rate as declining revenues. Where cost-cutting efforts are insufficient to offset declines in revenues, we could experience a material decline in margins and reduced or negative cash flows. If we are unable to decrease costs significantly or rapidly when demand for our hotels and other properties decreases, the decline in our revenues could have a particularly adverse impact on our net cash flows and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth. Economic downturns generally affect the results derived from owned properties more significantly than those derived from managed and franchised properties given the greater exposure owners have to the properties' performance. Our proportion of owned and leased properties, compared to the number of properties we manage or franchise for third-party owners, is larger than that of some of our competitors and, as a result, an economic downturn could have a greater adverse effect on our results of operations. As a result, changes in consumer demand and general business cycles can subject and have subjected our revenues, earnings and results of operations to significant volatility.
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
We currently manage, franchise or own hotels and resorts in 56 countries around the world. Our operations outside the United States represented approximately 19% of our revenues for the year ended December 31, 2016. We expect revenues from our international operations may account for an increasing portion of our total revenues in the future.
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
The segments of the hospitality industry in which we operate are subject to intense competition. Our principal competitors are other operators of full service and select service properties, including other major hospitality chains with well-established and recognized brands. Some of these major hospitality chains are larger than we are based on the number of properties or rooms they manage, franchise or own or based on the number of geographic locations in which they operate. Some of our competitors also have significantly more members participating in their loyalty programs which may enable them to attract more customers and more effectively retain such guests. Our competitors may also have greater financial and marketing resources than we do, which could allow them to improve their properties and expand and improve their marketing efforts in ways that could adversely affect our ability to compete for guests effectively. In addition to these competitors, we also compete against smaller hotel chains and independent and local hotel owners and operators.
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
The hospitality industry has experienced and is continuing to experience significant consolidation and we expect this trend may continue as companies attempt to strengthen or hold their market positions in a highly competitive and evolving industry. Consolidation by our competitors will give them increased scale and may enhance their capacity, abilities and resources and lower their cost structure, causing us to be at a competitive disadvantage. If we lose market share or are not able to successfully attract third-party hotel owners to our brands as a result of this consolidation, our results of operations, cash flow, business and overall financial condition could be materially adversely affected.
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
Competition for Sales of Hyatt-Branded Vacation Ownership Properties
Under a master license agreement with us, ILG is the exclusive worldwide developer, marketer, seller, and manager of vacation ownership and related products under the Hyatt brand. We receive license fees under the licensing agreement, including fees based on sales of vacation ownership units. ILG competes for sales of Hyatt-branded vacation ownership properties based principally on location, quality of accommodations, price, financing terms, quality of service, terms of property use, opportunity to exchange for time at other vacation properties and brand name recognition and reputation. In addition to competing with other hotel and resort properties, Hyatt-branded vacation ownership properties compete with national and independent vacation ownership club operators as well as with owners reselling their interests in these properties, which could reduce demand or prices for new vacation ownership properties. ILG’s ability to attract and retain qualified purchasers of Hyatt-branded vacation ownership properties depends on ILG’s success in distinguishing the quality and value of Hyatt-branded vacation ownership products and services from those offered by others. If ILG is unable to do so, its ability to compete effectively for sales of vacation ownership properties could be adversely affected and our licensing fees could be adversely impacted.
Vacation ownership license agreement with ILG
With the sale of our vacation ownership business, we no longer develop, operate or manage the vacation ownership resorts. Hyatt is also no longer involved in the sale and marketing of vacation ownership interests. ILG or approved third parties conduct these activities using the Hyatt brand. Affiliates of ILG or approved third parties are required to conduct these activities pursuant to operational and performance requirements set forth in the license agreement, but we are exposed to the risks of ILG defaulting under the license agreement. If we are unable to maintain a good relationship with ILG and/or the licensing agreement terminates due to a default by ILG, our revenues could decrease and we may be unable to maintain or expand our presence in the vacation ownership segment. Contractual and other disagreements could expose us to liability or result in litigation costs or other expenses, which could lower our profits.
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
We earn fees for managing and franchising hotels and other properties. The viability of our management and franchising business depends on our ability to establish and maintain good relationships with third-party property owners and franchisees. Third-party developers, property owners and franchisees are focused on maximizing the value of their investment and working with a management company or franchisor that can help them be successful. The effectiveness of our management, the value of our brands and the rapport we maintain with our third-party property owners and franchisees impact renewals of existing agreements and are also important factors for existing or new third-party property owners or franchisees considering doing business with us. Our relationships with these third parties generate additional property development opportunities that support our growth. In addition, if third-party property owners or franchisees breach the terms of our agreements with them, we may elect to exercise our termination rights, which would eliminate our revenues from these properties and cause us to incur expenses related to terminating these relationships. These risks become more pronounced during economic downturns.
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
We generally seek to resolve any disagreements with our third-party property owners or franchisees amicably. Formal dispute resolution occurs through arbitration, if provided under the applicable management or franchise agreement, or through litigation. We cannot predict the outcome of any such arbitration or litigation, the effect of any adverse judgment of a court or arbitrator against us or the amount of any settlement we may enter into with any third party.
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
Generally, termination rights under performance tests are based upon the property's individual performance, its performance when compared to a specified set of competitive hotels branded by other hotel operators, or both. Some agreements require a failure of one test, and other agreements require a failure of more than one test, before termination rights are triggered. These termination rights are usually triggered if we do not meet the performance tests over multiple years. Generally, we have the option to cure performance failures by making an agreed upon cure payment. However, our cure rights may be limited in some cases and the failure to meet the performance tests may result in the termination of our management agreement. In the past we have (1) failed performance tests, received notices of termination and elected to make cure payments and (2) failed performance tests and negotiated an alternative resolution. When any termination notice is received, we evaluate all relevant facts and circumstances at the time in deciding whether to cure. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 14 to the Consolidated Financial Statements" for more information related to performance test payments. In addition, some of our management agreements give third-party property owners the right to terminate upon payment of a termination fee to us after a certain period of time, upon sale of the property or another stated event. Our franchise agreements typically require franchisees to pay a fee to us before terminating. In addition, if an owner files for bankruptcy, our management and franchise agreements may be terminable under applicable law. If a management or franchise agreement terminates, we could lose the revenues we derive from that agreement or incur costs related to ending our relationship with the third party and exiting the property.

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
We are required to collect, use, and retain large volumes of customer data, including credit card numbers and other personally identifiable information for business, marketing, and other purposes, and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our colleagues. We store and process such customer, colleague and company data both at onsite facilities and at third-party owned facilities including, for example, in third-party hosted cloud environments. The integrity and protection of customer, colleague and company data, as well as the continuous operation of our systems, is critical to our business. Our customers and colleagues expect we will adequately protect their personal information. The regulations and contractual obligations applicable to security and privacy are increasingly demanding, both in the United States and in other jurisdictions where we operate, and cyber-criminals regularly target the hospitality industry. In the past, our payment card system was subject to a cyber attack, and we may, in the future, be subjected to cyber threats including attempts to breach our systems and other similar incidents. Because of the scope and complexity of our information technology structure, our reliance on third parties to support and protect our structure and data, and the constantly evolving cyber-threat landscape, our systems may be vulnerable to disruptions, failures, unauthorized access, cyber-terrorism, employee error, negligence, fraud or other misuse. These or similar occurrences, whether accidental or intentional, could result in theft, unauthorized access or disclosure, loss, fraudulent or unlawful use of customer, colleague or company data which could harm our reputation or result in a loss of business, as well as remedial and other costs, fines, investigations, enforcement actions or lawsuits. In order to address these risks, we continue to evolve a risk management framework pursuant to which we place a high priority on cyber security and implement key technologies such as payment card tokenization and point to point encryption, advanced endpoint detection, network segmentation, and secure web and email gateways to continuously reduce the potential impact of a severe cyber attack. We continuously evaluate our security posture throughout the enterprise and continue to make appropriate changes to our operating processes and improve our defenses. We maintain what we believe to be adequate and collectible insurance in the event of the theft, loss, fraudulent or unlawful use of customer, colleague or company data, but the foregoing occurrences or future occurrences could result in costs which may not be covered or may be in excess of any available insurance that we may have procured. As a result, future incidents could have a material impact on our business and adversely affect our financial condition and results of operations.

Economic and other conditions may adversely impact the valuation of our assets resulting in impairment charges that could have a material adverse impact on our results of operations and earnings.
We hold significant amounts of goodwill, intangible assets, property and equipment and investments. On a regular basis, we evaluate our assets for impairment based on various triggers, including actual operating losses and trends of projected revenues and profitability, as described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates." During times of economic distress, declining demand and declining earnings often result in declining asset values. As a result, we have incurred and we may incur future impairment charges, which could be material and may adversely affect our results of operations.
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
In addition, in conjunction with financing obtained for our hospitality ventures, we may provide debt repayment guarantees, standard indemnifications to lenders for loss, liability or damage occurring as a result of our actions or actions of the other hospitality venture owners.
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
We consider strategic and complementary acquisitions of and investments in other businesses, properties, brands or other assets as part of our growth strategy. For example, in January 2017 we acquired Miraval Group, which forms a distinct new wellness category within our portfolio of brands and extends the Hyatt brand beyond traditional hotel stays. We may pursue opportunities in alliance with existing or prospective owners of managed or franchised properties. In many cases, we will be competing for these opportunities with third parties that may have substantially greater financial resources than we do. Acquisitions or investments in hospitality companies, businesses, properties, brands or assets, as well as these alliances, are subject to risks that could affect our business, including risks related to:

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
The success of any such acquisitions or investments, including the acquisition of Miraval Group, will also depend, in part, on our ability to integrate the acquisition or investment with our existing operations. We may experience difficulty with integrating acquired businesses, properties or other assets, including difficulties relating to:

•	coordinating sales, distribution and marketing functions;

•	integrating technology information systems; and

•	preserving the important licensing, distribution, marketing, customer, labor and other relationships of the acquired assets.
Additionally, we regularly review our business to identify properties or other assets we believe are in markets or of a property type that may not benefit us as much as other markets or property types. One of our strategies is to selectively dispose of hotel properties and use sale proceeds to fund our growth in markets and with properties that will enhance and expand our brand presence. For example, in 2016 we sold Andaz 5th Avenue. We cannot assure you that we will be able to consummate any such sales on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such sales. Dispositions of real estate assets can be particularly difficult in a challenging economic environment, as financing alternatives are often limited for potential buyers. Our inability to sell assets, or to sell such assets at attractive prices, could have an adverse impact on our ability to realize proceeds for reinvestment and hinder our ability to expand our business. In addition, even if we are successful in consummating sales of selected properties, such dispositions may result in losses.
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
As of December 31, 2016, our executed contract base consisted of approximately 305 hotels, or approximately 66,000 rooms. The commitments of owners and developers with whom we have agreements are subject to numerous conditions, and the eventual development and construction of our pipeline not currently under construction is subject to numerous risks, including, in certain cases, obtaining governmental and regulatory approvals and adequate financing. As a result, we cannot assure you that our entire development pipeline will be completed and developed into new hotels.
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

Although we anticipate we will be able to repay or refinance our existing indebtedness when it matures, there can be no assurance we will be able to do so, or that the terms of such refinancing will be favorable.
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
We manage and franchise properties owned by third parties under the terms of management and franchise agreements. Substantially all of these agreements require third-party property owners or franchisees to comply with standards that are essential to maintaining our brand integrity and reputation. We depend on third-party property owners or franchisees to comply with these requirements by maintaining and improving properties through investments, including investments in furniture, fixtures, amenities and personnel. If our third-party property owners or franchisees fail to make investments necessary to maintain or improve the properties we manage or franchise, our brand preference and reputation could suffer. Moreover, third-party owners or franchisees may be unwilling or unable to incur the cost of complying with brand standards for new and existing brands as such brands may evolve from time to time. As a result, we may be forced to absorb such costs to ensure that brand standards come to market in a timely fashion.
In addition, we are continually developing and launching new initiatives, including new brands or marketing programs, which can be a time-consuming and expensive process. For example, in January 2017 we acquired Miraval Group, which extended the Hyatt brand beyond traditional hotel stays. We have invested capital and resources in owned real estate, property development, brand development and brand promotion. If such initiatives are not well received by our colleagues, guests and owners, they may not have the intended effect. We may not be able to recover the costs incurred in developing and launching new brands or other initiatives or to realize their intended or projected benefits, which could lower our profits.
We are dependent on our global loyalty program to build loyalty for our brands and drive revenue and our business could be negatively impacted if we are unable to successfully implement our new global loyalty program, World of Hyatt.
We rely on our loyalty program as a platform for engagement with our most loyal guests, providing increased benefits and recognition as they continue to engage with Hyatt. We believe World of Hyatt will develop loyalty by fostering personal relationships and creating emotional connections that inspire brand preference. The success of our business depends in part on attracting new customers and on the continued participation of loyalty members in our new World of Hyatt program. If guests do not accept our new program or if we are unable to implement the program successfully, our business could be adversely impacted.
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
We also rely on the general managers at each of our managed properties to run daily operations and oversee our colleagues. These general managers are trained professionals in the hospitality industry and have extensive experience in many markets worldwide. The failure to retain, train or successfully manage our general managers for our properties could negatively affect our operations.
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
The Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRSHR Act") expanded sanctions against Iran and Syria. In addition, the ITRSHR Act instituted disclosure requirements in annual and quarterly reports for public companies engaged in, or affiliated with an entity engaged in, specified activities under the ITRSHR Act. A company subject to Section 219 of the ITRSHR Act must make detailed disclosures about certain activities knowingly conducted by it or any of its affiliates. No activities in 2016 required any disclosure. In the event Hyatt were to engage in certain activities that are subject to disclosure pursuant to Section 219 of the ITRSHR Act and Section 13(r) of the Exchange Act, we would be required to separately file, concurrently with any ITRSHR Act disclosure, a notice that such activities were disclosed in our quarterly or annual report filings, which notice must also contain the information required by Section 13(r) of the Exchange Act. The SEC is required to post this notice of disclosure on its website and send the report to the President and certain Congressional committees. The President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed on the Company. Disclosure of such activities, even if they are not subject to sanctions under applicable law, and any sanction actually imposed on us or our affiliates as a result of these activities, could harm our reputation and brands and have a negative impact on our results of operations.
Adverse judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profits or limit our ability to operate our business.
In the normal course of our business, we are often involved in various legal proceedings. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, there could be a material adverse effect on our financial condition and results of operations. Additionally, we could become the subject of future claims by third parties, including current or former third-party property owners or franchisees, guests who use our properties, our employees, our investors or regulators. Any significant adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. Further, we may incur costs related to claims for which we have appropriate third-party indemnity if such third parties fail to fulfill their contractual obligations.
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
If the insurance that we, our owners, hospitality ventures or franchisees carry does not sufficiently cover damage or other potential losses or liabilities involving properties that we own, manage or franchise, our profits could be reduced.
We, our owners, hospitality ventures, and our franchisees carry insurance from solvent insurance carriers that we believe is adequate for foreseeable losses and with terms and conditions that are reasonable and customary. Nevertheless, market forces beyond our control could limit the scope of the insurance coverage that we, our owners, hospitality ventures or our franchisees can obtain or restrict our ability, our owners' ability or our franchisees' ability to buy insurance coverage at reasonable rates. In the event of a substantial loss, the insurance coverage that we carry, our owners, hospitality ventures or franchisees carry may not be sufficient to pay the full value of our financial obligations, our liabilities or the replacement cost of any lost investment or property loss. In addition, there are other risks that may fall outside of the general coverage limits of our policies, may be uninsurable, or with respect to which the cost of insurance is too expensive to justify. In some cases, these factors could result in certain losses being completely uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenues, profits, management fees or incentive income from the property, we could remain obligated for performance guarantees in favor of third-party property owners or for their debt or other financial obligations, suffer an uninsured or underinsured property loss or we may not have sufficient insurance to cover awards of damages resulting from our liabilities. If the insurance that we carry, our owners, hospitality ventures or franchisees carry does not sufficiently cover damages or other losses or liabilities, our profits could be adversely affected.
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
Sophisticated information technology and other systems are instrumental for the hospitality industry, including systems used for our central reservations, revenue management, property management and global loyalty program, as well as technology systems that we make available to our guests. These information technology and other systems must be refined, updated or replaced with more advanced systems on a regular basis. Developing and maintaining these systems may require significant capital. If we are unable to replace or introduce information technology and other systems as quickly as our competitors or within budgeted costs or schedules when these systems become outdated or need replacing, or if we are unable to achieve the intended benefits of any new information technology or other systems, our operations could be harmed and our ability to compete effectively could be diminished.
Changes in federal, state, local or foreign tax law, interpretations of existing tax law or agreements or disputes with tax authorities could affect our profitability and financial condition by increasing our tax costs.
Our global operations subject us to income and non-income based taxes such as sales, use, value added, goods and services, payroll, property and franchise taxes in numerous jurisdictions. Our future tax expenses and liabilities could be affected by changes in tax laws or the interpretation of the tax laws, as well as changes in our business operations. Our future tax expense could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time the U.S. federal, state, local and foreign governments make substantive changes to tax rules and the application thereof, such as current proposals for U.S. tax reform and the Base Erosion and Profit Shifting project ("BEPS") being undertaken by the Organization for Economic Cooperation and Development. Although we believe our transfer pricing policy implemented in 2015 is in alignment with BEPS and we have filed a request to obtain certainty regarding our transfer pricing policy by filing for an Advanced Pricing Agreement, legislative changes and the interpretation thereof could result in materially higher corporate taxes than would be incurred under existing tax law or interpretation and could adversely impact profitability. State and local tax authorities have also increased their efforts to increase revenues through changes in tax law and audits. Such changes and proposals, if enacted, could increase our future effective income tax rates.
We are subject to on-going and periodic audits by the Internal Revenue Service ("IRS") and various state, local and foreign tax authorities and currently are engaged in disputes with certain of such tax authorities. We believe we have established adequate reserves for potential tax liabilities, but the final amount of taxes assessed and paid could exceed the amount of such reserves, which could reduce our profits and cash position. We are a party to certain agreements with foreign tax authorities that reduce or defer the amount of tax we pay. The expiration of such agreements, or changes in circumstances or in interpretation of such agreements, could increase our tax costs.

We are exposed to counterparty and credit risk and fluctuations in the market values of our investment portfolio.
All of our cash that is not required to fund our daily operating activities is invested in interest bearing investments with a greater focus placed on capital preservation than on investment return. The majority of our cash and cash equivalent balances are held on deposit with high quality financial institutions that hold long-term ratings of at least BBB or Baa from S&P or Moody's, respectively, and in AAA-rated money market funds. As such, we are exposed to counterparty risk on our cash and cash equivalent balances at December 31, 2016. We also have established investment accounts for purposes of investing portions of our cash resources for our loyalty program, certain benefit programs and captive insurance company. Although we have not recognized any significant losses to date on these investments, any significant declines in their market values could materially adversely affect our financial condition and operating results. Credit ratings and pricing of these investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk or other factors. As a result, the value and liquidity of our investments could decline and result in impairments, which could materially adversely affect our financial condition and operating results.

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
The stock market in general, and hospitality companies in particular, including us, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the underlying businesses. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A common stock in spite of our operating performance. In addition, companies that own or lease a greater proportion of properties have recently experienced disproportionate volatility and price and volume fluctuations and we expect this trend to continue. These broad market and industry factors may seriously harm the market price of our Class A common stock, regardless of our actual operating performance.
In addition to the risks described in this section, several factors that could cause the price of our Class A common stock in the public market to fluctuate significantly include, among others, the following:

•	quarterly variations in our operating results compared to market expectations;

•	annual variations in our operating results compared to our guidance;

•	announcements of acquisitions of or investments in other businesses and properties or dispositions;

•	announcements of new services or products or significant price reductions by us or our competitors;

•	size of our public float;

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
Our Class B common stock is entitled to ten votes per share and our Class A common stock is entitled to one vote per share. At January 31, 2017, Pritzker family business interests beneficially own, in the aggregate, 75,938,764 shares, or approximately 83.6%, of our Class B common stock, and 24,530 shares, or less than 0.1%, of Class A common stock, representing approximately 58.2% of the outstanding shares of our common stock and approximately 80.1% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests will be able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and any other significant transaction. While the voting agreements are in effect, they may provide our board of directors with the effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. This concentrated control will limit your ability to influence corporate matters, and the interests of Pritzker family business interests may not coincide with our interests or your interests. As a result, we may take actions that you do not believe to be in our interests or your interests and that could depress our stock price. See also "—Voting agreements entered into with or among our major stockholders, including Pritzker family business interests, will result in a substantial number of our shares being voted consistent with the recommendation of our board of directors, and may limit your ability to influence the election of directors and other matters submitted to stockholders for approval."
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
In the past, disputes have arisen between and among certain Pritzker family members, and between and among beneficiaries of the Pritzker family trusts and the trustees of such trusts, with respect to, among other things, the ownership, operation, governance and management of certain Pritzker family business interests. In connection with certain of these disputes, claims were alleged, and in certain cases, proceedings were initiated, against certain Pritzker family members, including Thomas J. Pritzker, our executive chairman, and other Pritzker family members, some of whom have been or are our directors, and against the trustees, including Thomas J. Pritzker in his former capacity as a co-trustee of the Pritzker family U.S. situs trusts. Such past allegations related to, among others, trust management and administration and violations of certain trustee duties, including fiduciary duties. Some of these disputes led to significant negative publicity for the Pritzker family. These disputes were resolved with no admissions or finding of any misconduct.
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
Pritzker family business interests, which beneficially own at January 31, 2017, directly or indirectly, 75,963,294 shares, or 58.2% of our total outstanding common stock and control approximately 80.1% of our total voting power, have entered into a voting agreement with respect to all shares of common stock beneficially owned by Pritzker family business interests. During the term of the voting agreement, which expires on the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by non-Pritzker family business interests, Pritzker family business interests have agreed to vote their shares of our common stock consistent with the recommendation of our board of directors with respect to all matters (assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker)) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). In addition, at January 31, 2017, the stockholders party to the 2007 Stockholder's Agreement beneficially own, in the aggregate, approximately 16.4% of our outstanding Class B common stock, and approximately 5.0% of our Class A common stock, representing approximately 15.9% of the total voting power of our outstanding common stock. Pursuant to the 2007 Stockholder's Agreement, the stockholders party thereto have entered into a voting agreement with us, with respect to the shares of common stock that they beneficially own, and have agreed to vote their shares of common stock consistent with the recommendation of our board of directors, without any separate requirement that our independent directors agree with the recommendation. These voting agreements expire on the date that Thomas J. Pritzker is no longer chairman of our board of directors. See Part I, Item 1, "Business—Stockholder Agreements."
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
Future sales in the public market of Class A common stock issuable upon conversion of Class B common stock, or the perception in the market that the holders of a large number of shares of Class B common stock intend to sell shares, could reduce the market price of our Class A common stock. As of January 31, 2017, we had 39,707,321 shares of Class A common stock outstanding and 90,863,209 shares of Class B common stock outstanding.
At January 31, 2017, 37,715,684 shares of Class A common stock are freely tradable in the public market without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act") unless these shares are held by any of our "affiliates," as that term is defined in Rule 144 under the Securities Act ("Rule 144"). The remaining 1,991,637 outstanding shares of Class A common stock and 90,863,209 outstanding shares of Class B common stock are deemed "restricted securities," as that term is defined in Rule 144. Restricted securities may be sold in the public market only if they are registered under the Securities Act or they qualify for an exemption from registration under Rule 144 or Rule 701 under the Securities Act ("Rule 701"). Of these restricted securities, 14,924,445 shares of Class B common stock and 1,977,434 shares of Class A common stock are held by shareholders party to the 2007 Stockholders' Agreement and are otherwise eligible to be sold at any time, subject to the applicable rights of first refusal, "drag along" rights and other restrictions contained in the 2007 Stockholders' Agreement. See Part I, Item 1, "Business—Stockholder Agreements—2007 Stockholders' Agreement." Another 14,203 shares of Class A common stock that are deemed restricted securities are otherwise eligible to be sold at any time.
The rest of the restricted securities, consisting of 75,938,764 shares of Class B common stock, together with 24,530 shares of Class A common stock previously registered, are subject to contractual lock-up and certain other restrictions contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement as described in Part I, Item 1, "Business—Stockholder Agreements." These contractual restrictions may be amended, waived or terminated by the parties to those agreements in accordance with the terms of such agreements without our consent and without notice; the 25% limitation on sales of our common stock may, with respect to each 12 month period, be increased to a higher percentage or waived entirely by the unanimous affirmative vote of our independent directors (excluding for such purposes any Pritzker). All such shares of Class A common stock, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, will be eligible for resale in compliance with Rule 144 or Rule 701 to the extent the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement or the Amended and Restated Foreign Global Hyatt Agreement, as applicable, are waived or terminated with respect to such shares.
Assuming the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement are not amended, waived or terminated and that there are no transfers of shares amongst Pritzker family stockholders, and further assuming the parties to these agreements sell the maximum amount permitted to be sold during the first time period that such shares are eligible to be sold as set forth below, and subject to any applicable restrictions contained in such agreements and the provisions of Rule 144 and/or Rule 701 under the Securities Act, the securities eligible to be sold by Pritzker family stockholders under the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement will be available for sale in the public market as follows:

Time Period	Number of Shares*
During the 12 month period from November 5, 2016 through November 4, 2017	20,662,849
During the 12 month period from November 5, 2017 through November 4, 2018	19,241,046
During the 12 month period from November 5, 2018 through November 4, 2019	13,449,973
During the 12 month period from November 5, 2019 through November 4, 2020	6,916,287
During the 12 month period from November 5, 2020 through November 4, 2021	6,419,886
During the 12 month period from November 5, 2021 through November 4, 2022	6,271,290
During the 12 month period from November 5, 2022 through November 4, 2023	3,001,963
*The foregoing numbers are based on information as of January 31, 2017 and assume that the maximum number of shares permitted to be sold during each period set forth above are, in fact, sold during each such period. To the extent any shares are not sold during the first time period that such shares are eligible to be sold as described above, the number of shares that may be sold in subsequent time periods may change.
In addition, at December 31, 2016, 4,628,349 shares of our Class A common stock were reserved for issuance under the Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (the "LTIP"). These shares of Class A common stock will become eligible for sale in the public market once those shares are issued or awarded under our LTIP, subject to provisions of various award agreements and Rule 144, as applicable. In addition, 549,733 shares of our Class A common stock were reserved for issuance under the Hyatt Hotels Corporation Employee Stock Purchase Plan (the "ESPP"), 1,169,195 shares of our Class A common stock remained available for issuance pursuant to the Amended and Restated Hyatt Corporation Deferred Compensation Plan (the "DCP") and 300,000 shares of Class A common stock remained available for issuance pursuant to the Hyatt International Hotels Retirement Plan (commonly known as the Field Retirement Plan) (the "FRP").
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
Holders of 90,863,209 shares of our Class B common stock (or 69.6% of our total outstanding shares of common stock at January 31, 2017), including Pritzker family business interests and entities affiliated with Goldman, Sachs & Co., have rights, subject to certain conditions, to require us to file registration statements registering sales of shares of Class A common stock acquired upon conversion of such Class B common stock or to include sales of such shares of Class A common stock in registration statements that we may file for ourselves or for other stockholders. In order to exercise such registration rights, the holder must be permitted to sell shares of its common stock under applicable lock-up restrictions. See "—A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well" and Part I, Item 1, "Business—Stockholder Agreements" for additional information with respect to these lock-up provisions. Subject to compliance with applicable lock-up agreements, shares of Class A common stock sold under the registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of Class A common stock issuable upon conversion of shares of Class B common stock are sold in the public market, such sales could reduce the trading price of our Class A common stock. These sales also could impede our ability to raise future capital. Additionally, we will bear all expenses in connection with any such registrations (other than underwriting discounts).
During 2014, certain Pritzker family stockholders exercised their rights to require the Company to register an aggregate of 15,141,517 shares of Class A common stock issuable upon conversion of such stockholders' shares of Class B common stock on a shelf registration statement on Form S-3 pursuant to Rule 415 of the Securities Act. In accordance with the terms of the Registration Rights Agreement, dated as of October 12, 2009, on May 29, 2014, the Company filed an automatic effective shelf registration statement with the SEC to register the resale of such 15,141,517 shares. In connection with such registration, all other holders of registration rights, including trustees of trusts for the benefit of Thomas J. Pritzker and his lineal descendants (including Jason Pritzker), the Goldman Sachs Funds and Madrone, elected not to exercise their piggyback registration rights.
On September 19, 2016, a trust for the benefit of Anthony N. Pritzker and/or certain of his lineal descendants and a trust for the benefit of Jay Robert Pritzker and/or certain of his lineal descendants each sold 250,000 shares of Class A common stock issuable upon conversion of shares of Class B common stock pursuant to the May 2014 shelf registration statement. Additionally, in November and December 2016, such trusts sold into the public market pursuant to Rule 144 an aggregate of 3,165,905 shares and 3,030,571 shares, respectively, of Class A common stock issuable upon conversion of Class B common stock. After giving effect to these November and December 2016 sale transactions, as of the date of this filing, 8,945,041 shares of the 15,141,517 shares originally registered for resale on the shelf registration statement continue to be eligible to be sold pursuant to the shelf registration statement during the 12 month period commencing November 5, 2016 through November 4, 2017 under the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement. Furthermore, as a result of these and other sale transactions subsequent to the filing of the May 2014 shelf registration statement, trusts and other entities in the Anthony N. Pritzker and Jay Robert Pritzker beneficiary groups currently hold fewer shares than are registered for such groups for resale on the shelf registration statement. Subsequent to November 4, 2017, and assuming no further sales, 12,205,958 shares of the 15,141,517 shares originally registered for resale on the shelf registration statement will continue to be eligible to be sold pursuant to the shelf registration statement. Additional shares may be registered on the shelf registration statement in the future as such shares are eligible to be sold in accordance with the registration rights agreements and lock-up restrictions. See "—A significant number of shares of

Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well" for additional information with respect to the lock-up provisions.
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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
The following table sets forth a description of each owned or leased property in the Hyatt portfolio of properties at December 31, 2016.

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Owned and Leased Properties

Full Service
Americas Owned:
Park Hyatt Chicago	Chicago, IL	198		100%
Park Hyatt New York	New York, NY	210		100%
Grand Hyatt New York (4)	New York, NY	1,306		100%
Grand Hyatt Rio de Janeiro	Rio de Janeiro, Brazil	436		100%
Grand Hyatt San Antonio (4)	San Antonio, TX	1,003		100%
Grand Hyatt San Francisco	San Francisco, CA	660		100%
Hyatt Regency Aruba Resort Spa and Casino (4)	Palm Beach, Aruba, Dutch Caribbean	357		100%
Hyatt Regency Atlanta	Atlanta, GA	1,260		100%
Hyatt Regency Baltimore Inner Harbor (4)	Baltimore, MD	488		100%
Hyatt Regency Coconut Point Resort and Spa	Bonita Springs, FL	454		100%
Hyatt Regency Grand Cypress	Orlando, FL	815		100%
Hyatt Regency Green Bay	Green Bay, WI	241		100%
Hyatt Regency Greenwich	Old Greenwich, CT	373		100%
Hyatt Regency Lake Tahoe Resort, Spa and Casino	Incline Village, NV	422		100%
Hyatt Regency Long Beach (4)	Long Beach, CA	528		100%
Hyatt Regency Lost Pines Resort and Spa	Lost Pines, TX	491		100%
Hyatt Regency Louisville	Louisville, KY	393		100%
Hyatt Regency Mexico City	Mexico City, Mexico	755		100%
Hyatt Regency Miami (4)	Miami, FL	612		100%
Hyatt Regency Monterey Hotel and Spa on Del Monte Golf Course (4)	Monterey, CA	550		100%
Hyatt Regency O'Hare	Rosemont, IL	1,095		100%
Hyatt Regency Orlando	Orlando, FL	1,639		100%
Hyatt Regency San Antonio Riverwalk (4)	San Antonio, TX	629		100%
Hyatt Regency Scottsdale Resort and Spa at Gainey Ranch	Scottsdale, AZ	493		100%
Andaz Maui at Wailea Resort	Wailea, HI	300		100%
Hyatt Centric The Pike Long Beach (4)	Long Beach, CA	138		100%
The Confidante Miami Beach	Miami Beach, FL	363		100%
The Driskill (4)	Austin, TX	189		100%
Royal Palms Resort and Spa	Phoenix, AZ	119		100%
Americas Owned		16,517	29

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Americas Leased:
Hyatt Regency San Francisco (3)	San Francisco, CA	804		—%
Andaz West Hollywood (3)	West Hollywood, CA	239		—%
Americas Leased		1,043	2

Total Americas Owned and Leased Properties		17,560	31

EAME/SW Asia Owned:
Park Hyatt Paris - Vendôme	Paris, France	153		100%
Park Hyatt Zurich (4)	Zurich, Switzerland	138		100%
Hyatt Regency Baku	Baku, Azerbaijan	159		100%
Hyatt Regency Bishkek (4)	Bishkek, Kyrgyz Republic	178		98%
Andaz London Liverpool Street (7)	London, England	267		100%
EAME/SW Asia Owned		895	5

EAME/SW Asia Leased:
Grand Hyatt Berlin (3) (6)	Berlin, Germany	342		—%
Hyatt Regency Cologne (3) (6)	Cologne, Germany	306		—%
Hyatt Regency Mainz (3) (6)	Mainz, Germany	268		—%
Andaz Amsterdam, Prinsengracht (3) (6)	Amsterdam, The Netherlands	122		—%
EAME/SW Asia Leased		1,038	4

Total EAME/SW Asia Owned and Leased Properties		1,933	9

ASPAC Owned:
Grand Hyatt Seoul	Seoul, South Korea	601		100%
ASPAC Owned		601	1

Total Full Service Owned and Leased Properties		20,094	41

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Select Service
Leased:
Hyatt Place Amsterdam Airport (3) (6)	Amsterdam, The Netherlands	330		—%
Hyatt Place Atlanta/Buckhead (2)	Atlanta, GA	171		—%
Select Service Leased:		501	2

Total Select Service Owned and Leased Properties		501	2

Unconsolidated Hospitality Venture Properties

Full Service
Americas Unconsolidated Hospitality Ventures:
Grand Hyatt São Paulo	São Paulo, Brazil	466		50%
Hyatt Regency Columbus (4)	Columbus, OH	633		24%
Hyatt Regency Crystal City at Reagan National Airport	Arlington, VA	686		50%
Hyatt Regency Huntington Beach Resort and Spa	Huntington Beach, CA	517		40%
Hyatt Regency Jersey City on the Hudson	Jersey City, NJ	351		50%
Hyatt Regency Minneapolis	Minneapolis, MN	645		50%
Hyatt at The Bellevue	Philadelphia, PA	172		50%
Andaz Mayakoba Resort Riviera Maya	Cancun, Mexico	214		40%
Americas Unconsolidated Hospitality Ventures		3,684	8

EAME/SW Asia Unconsolidated Hospitality Ventures:
Park Hyatt Hamburg (3) (5)	Hamburg, Germany	252		—%
Park Hyatt Milan	Milan, Italy	106		30%
Grand Hyatt Mumbai	Mumbai, India	547		50%
Hyatt Regency Ahmedabad	Ahmedabad, India	210		50%
Andaz Delhi	New Delhi, India	401		50%
EAME/SW Asia Unconsolidated Hospitality Ventures		1,516	5

ASPAC Unconsolidated Hospitality Ventures:
Grand Hyatt Bali	Bali, Indonesia	636		10%
ASPAC Unconsolidated Hospitality Ventures		636	1

Full Service Unconsolidated Hospitality Ventures		5,836	14

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Select Service Unconsolidated Hospitality Ventures
Hyatt Place Celaya	Celaya, Mexico	145		50%
Hyatt Place Ciudad del Carmen	Ciudad del Carmen, Mexico	140		50%
Hyatt Place Denver/Downtown	Denver, CO	248		50%
Hyatt Place Fair Lawn/Paramus	Fair Lawn, NJ	143		40%
Hyatt Place La Paz	La Paz, Mexico	151		50%
Hyatt Place Los Cabos	San Jose del Cabo, Mexico	157		50%
Hyatt Place Minneapolis/Eden Prairie	Eden Prairie, MN	126		40%
Hyatt Place Panama City/Downtown	Panama City, Panama	165		29%
Hyatt Place Phoenix/Gilbert	Gilbert, AZ	127		50%
Hyatt Place São José do Rio Preto	São José do Rio Preto, Brazil	152		70%
Hyatt Place San Juan/City Center	San Juan, Puerto Rico	149		50%
Hyatt Place Tijuana	Tijuana, Mexico	145		50%
Hyatt Place Washington DC/Georgetown/West End	Washington, D.C.	168		33%
Hyatt House Boston/Waltham	Waltham, MA	135		40%
Hyatt House Denver/Downtown	Denver, CO	113		50%
Select Service Unconsolidated Hospitality Ventures		2,264	15

All Inclusive Unconsolidated Hospitality Ventures
Hyatt Ziva Cancun	Cancun, Mexico	547		24%
Hyatt Ziva Los Cabos	San Jose del Cabo, Mexico	591		24%
Hyatt Ziva Puerto Vallarta	Puerto Vallarta, Mexico	335		24%
Hyatt Ziva Rose Hall	Montego Bay, Jamaica	387		24%
Hyatt Zilara Cancun	Cancun, Mexico	307		24%
Hyatt Zilara Rose Hall	Montego Bay, Jamaica	234		24%
All Inclusive Unconsolidated Hospitality Ventures		2,401	6

Total Unconsolidated Hospitality Ventures		10,501	35

(1)	Unless otherwise indicated, ownership percentages include both the property and the underlying land.

(2)	Property is accounted for as a capital lease.

(3)	Property is accounted for as an operating lease.

(4)	Our ownership interest in the property is subject to a third-party ground lease on the land.

(5)	We own a 50% interest in the entity that is the operating lessee and it is an unconsolidated hospitality venture.

(6)	We own a 100% interest in the entity that is the operating lessee.

(7)	Our ownership interest is derived through a long leasehold interest in the hotel building, with a nominal annual rental payment.

Below is a summary of our Hyatt managed, franchised and owned and leased hotels by segment for all periods presented.

	December 31, 2016		December 31, 2015		December 31, 2014
	Properties	Rooms/Units	Properties	Rooms/Units	Properties	Rooms/Units
Americas Management and Franchising
Full Service Hotels
Managed	120	60,806	115	60,388	117	61,277
Franchised	46	13,837	40	12,191	34	10,416
Full Service Managed and Franchised	166	74,643	155	72,579	151	71,693
Select Service Hotels
Managed	65	9,237	59	8,329	57	7,995
Franchised	260	35,869	236	32,126	212	28,573
Select Service Managed and Franchised	325	45,106	295	40,455	269	36,568
ASPAC Management and Franchising
Full Service Hotels
Managed	75	27,669	68	24,848	64	23,954
Franchised	3	1,286	3	1,284	2	988
Full Service Managed and Franchised	78	28,955	71	26,132	66	24,942
Select Service Hotels
Managed	5	826	1	144	1	144
Select Service Managed	5	826	1	144	1	144
EAME/SW Asia Management and Franchising
Full Service Hotels
Managed	71	19,519	67	18,466	63	16,832
Select Service Hotels
Managed	11	1,726	10	1,560	5	926
Franchised	1	358	—	—	—	—
Select Service Managed and Franchised	12	2,084	10	1,560	5	926

Total Managed and Franchised	657	171,133	599	159,336	555	151,105

Included in the summary above are the following owned and leased hotels:

	December 31, 2016		December 31, 2015		December 31, 2014
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Owned and Leased Hotels
Full Service hotels
United States	28	16,012	26	15,415	27	15,914
Other Americas	3	1,548	2	1,112	2	1,112
ASPAC	1	601	1	601	1	601
EAME/SW Asia	9	1,933	10	2,252	10	2,256
Select Service hotels
United States	1	171	1	171	2	329
EAME/SW Asia	1	330	1	330	1	330
Total Owned and Leased Hotels	43	20,595	41	19,881	43	20,542

Corporate Headquarters and Regional Offices
Our corporate headquarters are located at 71 South Wacker Drive, 12th Floor, Chicago, Illinois. At December 31, 2016, these offices consist of approximately 219,900 square feet (net of subleased space). During 2015, we entered into various agreements, whereby we will reduce our leased premises to 214,069 square feet (net of subleased space) by December 31, 2017. The lease for the remaining premises expires on February 29, 2020. At December 31, 2016, we also lease 56,238 square feet of office space at 200 West Monroe Street, Chicago, Illinois. The lease for this property expires on December 31, 2017. In anticipation of the expiration of these leases, we entered into a new lease for a term of 17 years for initial premises of approximately 264,106 square feet of space at 150 N. Riverside Plaza, Chicago, Illinois.
In addition to our corporate headquarters, we lease space for our regional offices, service centers and sales offices in multiple locations, including Amsterdam, The Netherlands; Atlanta, Georgia; Beijing, Hong Kong, Shanghai and Shenzhen, People's Republic of China; Cairo, Egypt; Coral Gables, Florida; Dallas, Texas; Dubai, United Arab Emirates; Gurgaon and Mumbai, India; Jakarta, Indonesia; Jeddah, Saudi Arabia; London, United Kingdom; Mainz, Germany; Marion, Illinois; Melbourne, Australia; Moscow, Russia; Moore, Oklahoma; Nairobi, Kenya; New York, New York; Omaha, Nebraska; Paris, France; Opfikon, Switzerland; San Francisco, California; São Paulo, Brazil; Scottsdale, Arizona; Seoul, South Korea; Singapore; Tokyo, Japan; and Washington, D.C.
We believe our existing office properties are in good condition and are sufficient and suitable for the conduct of our business. In the event we need to expand our operations, we believe suitable space will be available on commercially reasonable terms.

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

Item 4.    Mine Safety Disclosures.

Not Applicable.

Executive Officers of the Registrant.
The following chart names each of the Company's executive officers and their ages and positions at February 16, 2017. Also included below is biographical information relating to each of the Company's executive officers. Each of the executive officers is elected by and serves at the pleasure of the board of directors.

Name	Age	Position
Thomas J. Pritzker	66	Executive Chairman of the Board
Mark S. Hoplamazian	53	President, Chief Executive Officer and Director (Principal Executive Officer)
Patrick J. Grismer	55	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Stephen G. Haggerty	49	Executive Vice President, Global Head of Capital Strategy, Franchising and Select Service
H. Charles Floyd	57	Executive Vice President, Global President of Operations
Peter J. Sears	52	Executive Vice President, Group President—Americas
David Udell	56	Executive Vice President, Group President—ASPAC
Peter Fulton	59	Executive Vice President, Group President—EAME/SW Asia
Rena Hozore Reiss	57	Executive Vice President, General Counsel and Secretary
Maryam Banikarim	48	Executive Vice President, Global Chief Marketing Officer
Anne-Marie Law	49	Executive Vice President, Chief Human Resources Officer
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
Patrick J. Grismer was appointed as Executive Vice President, Chief Financial Officer in March 2016. In this role, Mr. Grismer is responsible for the global finance function, including financial reporting, planning, treasury, tax, investor relations, internal audit, and procurement. Mr. Grismer joined Hyatt from his post as Chief Financial Officer at Yum! Brands, where he previously held a number of roles including Chief Planning and Control Officer and Chief Financial Officer for Yum! Restaurants International. Prior to Yum!, he worked at The Walt Disney Company where he served in roles that included Vice President, Business Planning and Development for The Disneyland Resort and Chief Financial Officer for the Disney Vacation Club. Mr. Grismer began his career with Price Waterhouse. He earned CPA certification in the State of California.
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
David Udell was appointed as Executive Vice President, Group President—ASPAC in July 2014. Mr. Udell is responsible for overseeing hotels in Southeast Asia, Greater China, Australia, South Korea, Japan and Micronesia. Prior to his current role, Mr. Udell was the Senior Vice President, Operations for the GOC. Mr. Udell has also served as Senior Vice President—Operations, Asia Pacific, where he was responsible for overseeing the operation of 55 hotels within the region. Over the last 32 years, Mr. Udell has held senior management positions in Hyatt properties in Bangkok, Seoul, Hong Kong and Tokyo. In 1992, he was appointed opening General Manager of Park Hyatt Tokyo and in 1996, General Manager of Grand Hyatt Hong Kong. Mr. Udell is a 1982 graduate of the Cornell School of Hotel Administration in Ithaca, N.Y. He began his career with Hyatt as a Corporate Management Trainee at Hyatt Regency Singapore in 1982.
Peter Fulton was appointed Executive Vice President, Group President—EAME/SW Asia in October 2012. Mr. Fulton is responsible for overseeing hotels in Europe, Africa, the Middle East, India, Central Asia and Nepal. In 1983, Mr. Fulton embarked on his career with Hyatt International as Food & Beverage Manager at Hyatt Regency Auckland. For the next nine years, he filled senior food and beverage positions at Hyatt properties in Dubai, Canberra and Macau before receiving his first appointment as Manager at Hyatt Regency Acapulco. In 1994, Mr. Fulton was appointed General Manager of the same hotel. Three years later, Mr. Fulton was appointed General Manager at Hyatt Regency Delhi, where he remained until assuming the position of General Manager of Grand Hyatt Dubai. From 2001 until February 2008, Mr. Fulton oversaw Grand Hyatt Dubai, the largest 5-star hotel in the region, which opened in March 2003. From February 2008 until October 2012, Mr. Fulton was the Managing Director South West Asia. Prior to Hyatt, Mr. Fulton worked for Travelodge in Christchurch and Auckland, New Zealand, Claridges Hotel in London, and Le Beau Rivage Palace Hotel in Lausanne, Switzerland.
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
Anne-Marie Law was appointed as Executive Vice President, Chief Human Resources Officer in October 2016, bringing more than 25 years of human resources and organizational transformation experience. In her role, she is responsible for the strategy to support Hyatt’s most critical asset - its more than 110,000 colleagues worldwide - as well as global diversity, learning and development, corporate social responsibility, talent management, compensation and benefits. Prior to joining Hyatt, Ms. Law served as Executive Vice President and Head of Human Resources for Baxalta Incorporated. Before Baxalta, she held various senior human resources positions at McKesson Corporation and VeriSign. Prior to joining VeriSign, Ms. Law spent approximately eight years in human resources leadership positions with Xilinx, Inc.
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
Market Information
Our Class A common stock began trading publicly on the New York Stock Exchange under the symbol "H" on November 5, 2009. Prior to that time, there was no public market for our Class A common stock. At January 31, 2017, our Class A common stock was held by approximately 32 shareholders of record and there were 39,707,321 shares of Class A common stock outstanding. This stockholder figure does not include a substantially greater number of "street name" holders or beneficial holders of our Class A common stock whose shares are held of record by banks, brokers and other financial institutions. The following table sets forth, for the period indicated, the high and low sale prices of our Class A common stock as reported by the New York Stock Exchange for the two most recent fiscal years.

Fiscal Year end December 31, 2016	High	Low
First Quarter	$49.82	$34.06
Second Quarter	$50.94	$44.30
Third Quarter	$54.82	$47.85
Fourth Quarter	$58.05	$47.96

Fiscal Year end December 31, 2015
First Quarter	$61.99	$55.03
Second Quarter	$60.35	$56.00
Third Quarter	$59.94	$45.71
Fourth Quarter	$54.00	$46.64
On February 10, 2017, the closing stock price of our Class A common stock was $56.15.
There is no established public trading market for our Class B common stock. At January 31, 2017, our Class B common stock was held by 101 shareholders and there were 90,863,209 shares of Class B common stock outstanding.
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

Performance Graph
The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent we specifically incorporate it by reference into such filing.
The following graph compares the cumulative total stockholder return since December 31, 2011, with the S&P 500 Index ("S&P 500") and the Russell 1000 Hotel/Motel Index (the "Russell 1000 Hotel"). The graph assumes the value of the investment in our Class A common stock and each index was $100 at December 31, 2011 and all dividends and other distributions were reinvested.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Hyatt Hotels Corporation	100.0	102.5	131.4	160.0	124.9	146.8
S&P 500	100.0	116.0	153.5	174.5	176.9	198.0
Russell 1000 Hotel	100.0	121.5	179.4	201.4	169.2	213.6
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Registered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company's purchases of shares of Class A common stock during the quarter ended December 31, 2016:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Program
October 1 to October 31, 2016	—	$—	—	$110,972,257
November 1 to November 30, 2016	—	—	—	$110,972,257
December 1 to December 31, 2016	75,133	56.64	75,133	$356,716,753
Total	75,133	$56.64	75,133

(1) On each of February 18, 2016 and December 13, 2016, we announced the approvals of expansions of our share repurchase program pursuant to which we are authorized to purchase up to an additional $250 million of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. The repurchase program does not have an expiration date. At December 31, 2016, the Company had approximately $357 million remaining under the share repurchase authorization.

Item 6.    Selected Financial Data.
We derived the selected consolidated statements of income data for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 and the selected consolidated balance sheet data at December 31, 2016 and December 31, 2015 from our audited consolidated financial statements included in this annual report. We derived the selected consolidated statements of income data for the years ended December 31, 2013 and December 31, 2012 and the selected consolidated balance sheet data at December 31, 2014, December 31, 2013 and December 31, 2012 from our previously audited consolidated financial statements which are not included in this annual report. Our selected consolidated balance sheet data for all prior periods has been restated for the adoption of Accounting Standards Update No. 2015-03 ("ASU 2015-03"), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Our historical results are not necessarily indicative of the results expected for any future period.
The selected historical financial data should be read together with the consolidated financial statements and related notes appearing in this annual report, as well as Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this annual report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated statements of income data:
Owned and leased hotels	$2,108	$2,079	$2,246	$2,142	$2,021
Management and franchise fees	448	427	387	342	307
Other revenues	40	36	75	78	78
Other revenues from managed properties (1)	1,833	1,786	1,707	1,622	1,543
Total revenues	4,429	4,328	4,415	4,184	3,949
Direct and selling, general, and administrative expenses	4,130	4,005	4,136	3,951	3,790
Income from continuing operations	204	124	346	205	87
Net (income) loss attributable to noncontrolling interests	—	—	(2)	2	1
Net income attributable to Hyatt Hotels Corporation	204	124	344	207	88
Income from continuing operations per common share - basic	$1.53	$0.87	$2.26	$1.29	$0.53
Income from continuing operations per common share - diluted	$1.52	$0.86	$2.24	$1.29	$0.53

	At December 31,
	2016	2015	2014	2013	2012
Consolidated balance sheet data:
Cash and cash equivalents	$482	$457	$685	$454	$413
Total current assets	1,139	1,124	1,709	1,163	1,758
Property and equipment, net	4,270	4,031	4,186	4,671	4,139
Intangibles, net	599	547	552	591	388
Total assets	7,749	7,591	8,137	8,170	7,624
Total current liabilities	924	1,107	730	871	618
Long-term debt	1,445	1,042	1,375	1,282	1,223
Other long-term liabilities	1,472	1,447	1,401	1,240	962
Total liabilities	3,841	3,596	3,506	3,393	2,803
Total stockholders’ equity	3,903	3,991	4,627	4,769	4,811
Total liabilities and equity	$7,749	$7,591	$8,137	$8,170	$7,624

(1)
Represents revenues we receive from third-party property owners who reimburse us for costs we incur on their behalf, with no added margin. These costs relate primarily to payroll at managed properties where we are the employer, as well as reservations, marketing and technology costs. As a result, these revenues have no effect on our profit, although they do increase our total revenues and the corresponding costs increase our total expenses.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 6, "Selected Financial Data" and Part IV, Item 15, "Exhibits and Financial Statement Schedule—Consolidated Financial Statements." In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in "Disclosure Regarding Forward-Looking Statements" and Part I, Item 1A, "Risk Factors" included elsewhere in this annual report.
Overview
At December 31, 2016, our worldwide hotel portfolio consisted of 657 hotels (171,133 rooms), including:

•	281 managed properties (92,021 rooms), all of which we operate under management agreements with third-party property owners;

•	304 franchised properties (50,417 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	35 owned properties (18,013 rooms) (including 1 consolidated hospitality venture), 1 capital leased property (171 rooms) and 7 operating leased properties (2,411 rooms), all of which we manage; and

•	23 managed properties and 6 franchised properties owned or leased by unconsolidated hospitality ventures (8,100 rooms).
Our worldwide property portfolio also includes:

•	6 all inclusive resorts (2,401 rooms), all of which are owned and operated by an unconsolidated hospitality venture that has franchise agreements with us;

•	16 vacation ownership properties (1,038 units), all of which are licensed by ILG under the Hyatt Residence Club brand and operated by third parties, including ILG and its affiliates; and

•
19 residential properties (2,546 units), which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel.

We believe our business model allows us to pursue more diversified revenue and income streams that balance both the advantages and risks associated with these lines of business. Our expertise and experience in each of these areas gives us the flexibility to evaluate growth opportunities across these lines of business. Growth in the number of management and franchise agreements and earnings therefrom typically results in higher overall returns on invested capital because the capital investment under a typical management or franchise agreement is not significant. The capital required to build and maintain hotels we manage or franchise for third-party owners is typically provided by the owner of the respective property with minimal capital required by us as the manager or franchisor. During periods of increasing demand we do not share fully in the incremental profits of hotel operations for hotels we manage for third-party owners as our fee arrangements generally include a base amount calculated using the revenue from the subject hotel and an incentive fee that is, typically, a percentage of hotel profits that is usually less than 20%, with certain financial thresholds to be satisfied, with the actual level depending on the structure and terms of the management agreement. We do not share in the benefits of increases in profits from franchised properties because franchisees pay us an initial application fee and ongoing royalty fees that are calculated as a percentage of gross room revenues, and also at times as a percentage of food and beverage revenues, with no fees based on profits. Disputes or disruptions may arise with third-party owners of hotels we manage, franchise or license and these disputes can result in termination of the relevant agreement.
With respect to property ownership, we believe ownership of selected hotels in key markets enhances our ability to control our brand presence in these markets. Ownership of hotels allows us to capture the full benefit of increases in operating profits during periods of increasing demand and room rates. The cost structure of a typical hotel is more fixed than variable, so as demand and room rates increase over time, the pace of increase in operating profits typically is higher than the pace of increase of revenues. Hotel ownership is, however, more capital intensive than managing hotels for third-party owners, as we are responsible for the costs and all capital expenditures for our owned hotels. The profits realized in our owned and leased hotels segment are generally more significantly affected by economic downturns and declines in revenues than the results of our management and franchising segments. This is because we absorb the full impact of declining profits for our owned and leased hotels whereas our management and franchise fees do not have the same level of downside exposure to declining hotel profitability. See also "—Principal Factors Affecting Our Results of Operations—Expenses—Factors Affecting Our Costs and Expenses—Fixed nature of expenses." and Part I, Item 1A, "Risk Factors—Risks Related to Our Business—We are exposed to the risks resulting from significant investments in owned and leased real estate, which could increase our costs, reduce our profits, limit our ability to respond to market conditions or restrict our growth strategy."
For the years ended December 31, 2016, December 31, 2015 and December 31, 2014, 80.6%, 80.7%, and 78.7% of our revenues were derived from operations in the United States, respectively. At December 31, 2016 and December 31, 2015, 78.4% and 75.7% of our long-lived assets were located in the United States, respectively.
We report our consolidated operations in U.S. dollars. Amounts are reported in millions, unless otherwise noted. Constant currency disclosures throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are non-GAAP measures. See "—Key Business Metrics Evaluated by Management—Constant dollar currency" below for further discussion of constant currency disclosures. We manage our business within four reportable segments, see Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 18 to the Consolidated Financial Statements."
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
Adjusted Earnings Before Interest Expense, Taxes, Depreciation, and Amortization ("Adjusted EBITDA") and EBITDA
We use the terms Adjusted EBITDA and EBITDA throughout this annual report. Adjusted EBITDA and EBITDA, as we define them, are non-GAAP measures (as defined below). We define consolidated Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro rata share of unconsolidated hospitality ventures Adjusted EBITDA based on our ownership percentage of each venture, adjusted to exclude the following items:

•	interest expense;

•	provision for income taxes;

•	depreciation and amortization;

•	equity earnings (losses) from unconsolidated hospitality ventures;

•	stock-based compensation expense;

•	gains (losses) on sales of real estate and other;

•	asset impairments;

•	other income (loss), net; and

•	net income attributable to noncontrolling interests.
Effective January 1, 2016, our definitions of Adjusted EBITDA and Adjusted selling, general, and administrative expenses, as defined below, have been updated to exclude stock-based compensation expense, to facilitate comparison with our competitors. We have applied this change in the definition of Adjusted EBITDA to 2015 and 2014 historical results to allow for comparability between the periods presented.
We calculate consolidated Adjusted EBITDA by adding the Adjusted EBITDA of each of our reportable segments to corporate and other Adjusted EBITDA. See "—Results of Operations."
Our board of directors and executive management team focus on Adjusted EBITDA as a key performance and compensation measure both on a segment and on a consolidated basis. Adjusted EBITDA assists us in comparing our performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that do not reflect our core operations both on a segment and on a consolidated basis. Our President and Chief Executive Officer, who is our chief operating decision maker, also evaluates the performance of each of our reportable segments and determines how to allocate resources to those segments, in significant part, by assessing the Adjusted EBITDA of each segment. In addition, the compensation committee of our board of directors determines the annual variable compensation for certain members of our management based in part on consolidated Adjusted EBITDA, segment Adjusted EBITDA or some combination of both.
We believe Adjusted EBITDA is useful to investors because it provides investors the same information we use internally for purposes of assessing our operating performance and making selected compensation decisions.
Adjusted EBITDA and EBITDA are not substitutes for net income attributable to Hyatt Hotels Corporation, net income or any other measure prescribed by accounting principles generally accepted in the United States of America (GAAP). There are limitations to using non-GAAP measures such as Adjusted EBITDA and EBITDA. Although we believe Adjusted EBITDA can make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, Adjusted EBITDA should not be considered as a measure of the income generated by our business. Our management compensates for these limitations by reference to our GAAP results and using Adjusted EBITDA supplementally. See our consolidated statements of income in our consolidated financial statements included in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Consolidated Financial Statements".
For a reconciliation of net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA, see "—Results of Operations."
Adjusted selling, general, and administrative expenses
Adjusted selling, general, and administrative expenses, as we define it, is a non-GAAP measure. Adjusted selling, general, and administrative expenses excludes the impact of expenses related to benefit programs funded through rabbi trusts and stock-based compensation expense. Adjusted selling, general, and administrative expenses assist us in comparing our performance over various reporting periods on a consistent basis since it removes from our operating results the impact of items that do not reflect our core operations, both on a segment and consolidated basis. See "—Results of Operations" for a reconciliation of selling, general, and administrative expenses to Adjusted selling, general, and administrative expenses.
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
Revenue per Available Room (RevPAR)
RevPAR is the product of ADR and the average daily occupancy percentage. RevPAR does not include non-room revenues, which consist of ancillary revenues generated by a hotel property, such as food and beverage, parking, telephone and other guest service revenues. Our management uses RevPAR to identify trend information with respect to room revenues from comparable properties and to evaluate hotel performance on a regional and segment basis. RevPAR is a commonly used performance measure in the industry.
RevPAR changes driven predominantly by changes in occupancy have different implications for overall revenue levels and incremental profitability than do changes driven predominantly by changes in average room rates. For example, increases in occupancy at a hotel would lead to increases in room revenues and additional variable operating costs (including housekeeping services, utilities and room amenity costs), and could also result in increased ancillary revenues (including food and beverage). In contrast, changes in average room rates typically have a greater impact on margins and profitability as there is no substantial effect on variable costs.
Average Daily Rate
ADR represents hotel room revenues, divided by the total number of rooms sold in a given period. ADR measures average room price attained by a hotel and ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. ADR is a commonly used performance measure in the industry, and we use ADR to assess the pricing levels we are able to generate by customer group, as changes in rates have a different effect on overall revenues and incremental profitability than changes in occupancy, as described above.

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
Comparable Hotels
"Comparable systemwide hotels" represents all properties we manage or franchise (including owned and leased properties) and that are operated for the entirety of the periods being compared and that have not sustained substantial damage, business interruption or undergone large scale renovations during the periods being compared or for which comparable results are not available. We may use variations of comparable systemwide hotels to specifically refer to comparable systemwide Americas full service or select service hotels for those properties that we manage or franchise within the Americas management and franchising segment, comparable systemwide ASPAC full service hotels for those properties that we manage or franchise within the ASPAC management and franchising segment, or comparable systemwide EAME/SW Asia full service or select service hotels for those properties that we manage or franchise within the EAME/SW Asia management and franchising segment. "Comparable operated hotels" is defined the same as "comparable systemwide hotels" with the exception that it is limited to only those hotels we manage or operate and excludes hotels we franchise. "Comparable owned and leased hotels" represents all properties we own or lease and that are operated and consolidated for the entirety of the periods being compared and have not sustained substantial damage, business interruption or undergone large scale renovations during the periods being compared or for which comparable results are not available. Comparable systemwide hotels and comparable owned and leased hotels are commonly used as a basis of measurement in the industry. "Non-comparable systemwide hotels" or "Non-comparable owned and leased hotels" represent all hotels that do not meet the respective definition of "comparable" as defined above.
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
Other revenues from managed properties.    Represents revenues related primarily to payroll costs, as well as reservations, marketing and technology costs at managed properties where we are the employer and are fully reimbursed by the third-party property owner based on the costs incurred, with no added margin. As a result, these revenues have no effect on our profit, although they do increase our total revenues and the corresponding costs increase our total expenses. We record these revenues in "Other revenues from managed properties" and the corresponding costs in "Other costs from managed properties" in our consolidated statements of income.

Intersegment eliminations.    We evaluate our reportable segments with intersegment revenues and expenses included in their results. These intersegment revenues and expenses represent management fee revenues and expenses related to our owned and leased hotels and promotional award redemption revenues and expenses related to our co-branded credit card, which are eliminated in consolidation.
Factors Affecting Our Revenues
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
For the year ended December 31, 2016 compared to the year ended December 31, 2015, RevPAR improvements for our Americas full service and select service hotels, comparable owned and leased hotels and ASPAC full service hotels were partially offset by RevPAR declines for our EAME/SW Asia full service hotels. During 2016, the industry experienced lower RevPAR growth rates than those seen over the past several years due to reduced demand and pricing power in certain markets.  We expect these industry conditions to persist into 2017 and result in another year of moderate year over year RevPAR growth.
In the Americas management and franchising segment, transient demand and ADR growth at our full service hotels contributed to RevPAR increases during 2016 compared to 2015. Group ADR growth at our full service hotels was offset by lower group demand, resulting in limited group revenue growth during 2016 compared to 2015. Short-term group revenue booked in 2016 for stays in 2016 were lower compared to 2015. Long-term bookings in 2016 for stays in future years increased compared to 2015, despite a slow-down in long-term bookings during the fourth quarter as compared to the fourth quarter of 2015.
ASPAC management and franchising segment RevPAR increased during 2016 compared to 2015 driven by strong transient demand across the region, particularly in mainland China. Our hotels in South Korea experienced increased demand as the tourism industry has recovered after the country was negatively impacted by the MERS outbreak in 2015. While Hong Kong, Taiwan and Macau experienced lower visitor arrivals in 2016, Hong Kong group business remained strong despite the difficult market conditions.
EAME/SW Asia management and franchising segment RevPAR declined in 2016 compared to 2015 driven by lower ADR and occupancy in the Middle East, France, Switzerland and Turkey. The Middle East continued to experience pressure from new supply and reduced corporate business as a result of lower oil prices. The hotels in France and Turkey experienced lower demand due to security concerns and terrorism in the region. The RevPAR decreases in this segment were partially offset by strong rate and occupancy growth across Southwest Asia as the segment benefited from an improved business environment in India.

Competition.    The global lodging industry is highly competitive. While lodging demand has continued to grow over the last several years, we have also seen an increase in supply, particularly in certain key markets. This increased supply can put significant pressure on ADR levels at our properties as well as those of our competitors. Despite this increased supply, our systemwide RevPAR levels have increased each year since 2009. We also face competition from new channels of distribution in the travel industry, including online travel services and peer-to-peer inventory sources, as well as industry consolidation. We believe our brand strength and ability to manage our operations in an efficient manner will help us to continue competing successfully within the global hospitality industry.
Agreements with third-party owners and franchisees and relationships with developers.    We depend on our long-term management and franchise agreements with third-party owners and franchisees for a significant portion of our management and franchising fee revenues. The success and sustainability of our management and franchising business depends on our ability to perform under our management and franchising agreements and maintain good relationships with third-party owners and franchisees. Our relationships with these third parties also generate new relationships with developers and opportunities for property development that can support our growth. We believe we have good relationships with our third-party owners, franchisees and developers in all of our segments and are committed to the continued growth and development of these relationships. These relationships exist with a diverse group of owners, franchisees and developers and are not heavily concentrated with any particular third party.
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
Other costs from managed properties.    Represents costs related primarily to payroll expenses, as well as reservations, marketing and technology costs at managed properties where we are the employer. These costs are reimbursed to us with no added margin. As a result, these costs have no effect on our profit, although they do increase our total expenses and the corresponding reimbursements increase our total revenues.
Factors Affecting Our Costs and Expenses
For other factors affecting our costs and expenses, see Part I, Item 1A, "Risk Factors—Risks Related to Our Business."
Fixed nature of expenses.    Many of the expenses associated with developing, owning, operating, managing, franchising and licensing hotels and residential and vacation ownership properties are relatively fixed. These expenses include personnel costs, rent, property taxes, insurance and utilities. If we are unable to decrease these costs significantly or rapidly when demand for our hotels and other properties decreases, the resulting decline in our revenues can have a particularly adverse effect on our net cash flow, margins and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth. Economic downturns generally affect the results of our owned and leased hotels segment more significantly than the results of our management and franchising segments due to the high fixed costs associated with operating an owned or leased property. The effectiveness of any cost-cutting efforts is limited by the fixed-cost nature of our business. As a result, we may not always be able to offset reductions in revenue through cost cutting. Employees at some of our owned hotels are parties to collective bargaining agreements that may also limit our ability to make timely staffing or labor changes in response to declining revenues. In addition, efforts to reduce costs, or to defer or cancel capital improvements, could adversely affect the economic value of our properties and brands. We intend to manage our cost structure at levels appropriate for the degree of demand and revenue generated at our hotels.
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
Acquisitions, investments, divestitures and significant renovations
We routinely acquire, divest, make investments in or undertake large scale renovations of hotel properties. The results of operations derived from these properties do not, therefore, meet the definition of "comparable hotels" as defined in "—Key Business Metrics Evaluated by Management." The results of operations from these properties, however, may have a material effect on our results from period to period and are, therefore, addressed separately in our discussion on results of operations when material.
In 2016, we entered into the following key transactions:

•	acquired Thompson Miami Beach for a purchase price of approximately $238 million. The hotel was subsequently rebranded as The Confidante Miami Beach, and added to The Unbound Collection by Hyatt;

•
acquired our partners' share in Andaz Maui at Wailea Resort and villas for a net purchase price of approximately $136 million. We accounted for the transaction as a step acquisition and recorded a gain through equity earnings (losses) from unconsolidated hospitality ventures of $14 million. Additionally, prior to the acquisition the unconsolidated hospitality venture repaid $121 million of third-party debt;

•	acquired Royal Palms Resort and Spa in Phoenix, Arizona for a net purchase price of approximately $86 million and added the hotel to The Unbound Collection by Hyatt;

•	sold Andaz 5th Avenue for a net sales price of $240 million and entered into a long-term management agreement with the purchaser of the hotel;

•
sold the shares of the company that owns Hyatt Regency Birmingham (U.K.) for a net sales price of approximately $49 million and entered into a long-term management agreement with the purchaser of the hotel; and

•
two unconsolidated hospitality ventures in which we hold or held an ownership interest and that are classified as equity method investments sold five Hyatt Place hotels for which we received combined proceeds of $15 million.

In 2015, we entered into the following key transactions:

•	sold Hyatt Regency Indianapolis for a net sales price of $69 million and entered into a long-term franchise agreement with the purchaser of the hotel;

•
two unconsolidated hospitality ventures in which we hold or held an ownership interest and are classified as equity method investments sold two Hyatt House hotels for which we received combined proceeds of $16 million;

•	sold a Hyatt House hotel for a net sales price of $5 million; and

•
sold an entity which held an interest in one of our foreign currency denominated equity method investments, for which we received proceeds of $3 million. In connection with the sale, we released $21 million of accumulated foreign currency translation losses.

In 2014, we entered into the following key transactions:

•	sold 38 select service properties for approximately $581 million and entered into long-term franchise agreements with the purchaser of the hotels;

•
sold the Hyatt Residential Group for $220 million, net of working capital adjustments, which includes an interest in an unconsolidated hospitality venture that owns a vacation ownership property in Maui, Hawaii, as well as a full service hotel. We entered into a master license agreement and receive ongoing license fees under this agreement. The Hyatt Residence Club and the vacation ownership resorts retained the Hyatt Residence Club brand;

•	sold nine select service properties and one full service property for a combined $311 million. The properties remain Hyatt-branded hotels under long-term agreements;

•	acquired Park Hyatt New York for a purchase price of approximately $392 million;

•
acquired Hyatt Regency Lost Pines Resort and Spa and adjacent land from an unconsolidated hospitality venture for a net purchase price of approximately $164 million. We accounted for the transaction as a step acquisition and recorded a gain through equity earnings (losses) from unconsolidated hospitality ventures of $12 million. As part of the acquisition, we recorded debt of approximately $69 million, inclusive of a $3 million debt premium;

•	sold Hyatt Regency Vancouver for approximately $116 million and entered into a long-term management agreement with the purchaser of the hotel;

•	sold Park Hyatt Washington for approximately $97 million and entered into a long-term management agreement with the purchaser of the hotel;

•	sold Park Hyatt Toronto for approximately $88 million and entered into a long-term management agreement with the purchaser of the hotel;

•	sold five Hyatt Place hotels for a total of $51 million, net of closing costs, and entered into long-term franchise agreements with the purchasers of the hotels;

•
four unconsolidated hospitality ventures in which we held an ownership interest each sold a hotel to a third party. The hotels remain Hyatt-branded hotels under long-term management or franchise agreements; and

•	acquired Hyatt Regency Grand Cypress for $191 million after exercising our purchase option under a capital lease.
Effect of foreign currency exchange rate fluctuations
A significant portion of our operations are conducted in functional currencies other than our reporting currency which is the U.S. dollar. As a result, we are required to translate those results from the functional currency into U.S. dollars at market based average exchange rates during the period reported. When comparing our results of operations between periods, there may be material portions of the changes in our revenues or expenses that are derived from fluctuations in exchange rates experienced between those periods. See Part I, Item 1A, "Risk Factors—Risks Related to the Hospitality Industry—Because we derive a portion of our revenues from operations outside the United States, the risks of doing business internationally could lower our revenues, increase our costs, reduce our profits or disrupt our business."

Results of Operations
Years Ended December 31, 2016, December 31, 2015 and December 31, 2014
Discussion on Consolidated Results
For additional information regarding our consolidated results, please also refer to our consolidated statements of income included in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Consolidated Financial Statements". The impact from our investments in marketable securities held to fund operating programs, including securities held to fund our benefit programs funded through a rabbi trust and securities held to fund our Hyatt Gold Passport program, were recorded on the various financial statement line items discussed below and have no impact on net income.
Owned and leased hotels revenues.
2016 compared to 2015

	Year Ended December 31,
	2016	2015	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$2,018	$2,017	$1	—%	$(23)
Non-comparable owned and leased hotels revenues	90	62	28	45.2%	(2)
Total owned and leased hotels revenues	$2,108	$2,079	$29	1.4%	$(25)
The increase in comparable owned and leased hotels revenues for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily driven by full service hotels in the United States and Mexico, largely offset by decreases at certain of our international hotels which were primarily driven by market weakness in France, rate and occupancy declines in Switzerland and unfavorable net currency impact. The increase in non-comparable owned and leased hotels revenues was driven by acquisitions and openings in 2016, partially offset by hotels sold in 2015 and 2016.
2015 compared to 2014

	Year Ended December 31,
	2015	2014	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$1,938	$1,888	$50	2.6%	$(56)
Non-comparable owned and leased hotels revenues	141	358	(217)	(60.6)%	(10)
Total owned and leased hotels revenues	$2,079	$2,246	$(167)	(7.4)%	$(66)
The increase in comparable owned and leased hotels revenues for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily driven by full service hotels in the United States, partially offset by decreases at certain of our international hotels which were primarily driven by net unfavorable currency impact. The decrease in non-comparable owned and leased hotels revenues was driven by dispositions partially offset by openings and acquisitions during 2014 and 2015.
See "— Segment Results" for further discussion of owned and leased hotels revenues.
Management and franchise fee revenues.

	Year Ended December 31,
	2016	2015	2014	Better / (Worse) 2016 vs 2015		Better / (Worse) 2015 vs 2014
Base management fees	$190	$187	$180	$3	1.6%	$7	3.9%
Incentive management fees	117	113	111	4	3.5%	2	1.8%
Franchise fees	104	88	65	16	18.2%	23	35.4%
Other fee revenues	37	39	31	(2)	(5.1)%	8	25.8%
Total management and franchise fees	$448	$427	$387	$21	4.9%	$40	10.3%
The increase in management and franchise fee revenues included net unfavorable currency impact of $3 million for the year ended December 31, 2016 compared to the same period in 2015. The increase in franchise fees was driven by new and converted hotels and improved performance at existing hotels in the Americas. The increases in management fees were primarily driven by improved performance at full service and select service properties in the Americas and full service properties in ASPAC, partially offset by decreased performance in Europe.
The increase in management and franchise fee revenues for the year ended December 31, 2015 compared to the same period in 2014, included a net unfavorable currency impact of $15 million. The increases in management fees were primarily driven by improved performance at full service properties in the Americas, partially offset by unfavorable currency impact on fees in Europe and decreased performance at certain properties in the Middle East. The increase in franchise fees was driven by new and converted hotels and improved performance at existing hotels in the Americas. The increase in other fee revenues was primarily driven by a $9 million increase in the amortization of deferred gains from hotels sold subject to long-term management agreements.
Other revenues.   Other revenues related to our co-branded credit card increased $4 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 driven by program growth.
Other revenues decreased $39 million during the year ended December 31, 2015 compared to the year ended December 31, 2014 due to our sale of our vacation ownership business, partially offset by increased revenues related to our co-branded credit card driven by program growth.
Other revenues from managed properties.

	Year Ended December 31,
	2016	2015	2014	Better / (Worse) 2016 vs 2015		Better / (Worse) 2015 vs 2014
Other revenues from managed properties excluding rabbi trust impact	$1,825	$1,785	$1,698	$40	2.2%	$87	5.1%
Rabbi trust impact	8	1	9	7	700.0%	(8)	(88.9)%
Other revenues from managed properties	$1,833	$1,786	$1,707	$47	2.6%	$79	4.6%
Excluding the impact of rabbi trust, other revenues from managed properties increased in the year ended December 31, 2016 compared to the year ended December 31, 2015 due to a higher volume of reimbursements paid to us by our managed properties for increased member participation in our Hyatt Gold Passport program, increased technology and reservation costs and increased select service payroll and related costs, partially offset by a decrease in full service payroll and related costs driven by hotel conversions and a hotel that left the chain.
Excluding the impact of rabbi trust, other revenues from managed properties increased during the year ended December 31, 2015 compared to the year ended December 31, 2014 due to a higher volume of reimbursements paid to us by our managed properties for increased member participation in our Hyatt Gold Passport program, increased payroll and related costs and increased marketing costs, which was driven in part by new hotel openings and owned hotels sold subject to long-term management agreements. These increases were partially offset by decreases of $30 million in reimbursements due to the sale of our vacation ownership business.
Owned and leased hotels expense.

	Year Ended December 31,
	2016	2015	Better / (Worse)
Comparable owned and leased hotels expense	$1,520	$1,512	$(8)	(0.5)%
Non-comparable owned and leased hotels expense	87	49	(38)	(77.6)%
Rabbi trust impact	3	1	(2)	(200.0)%
Total owned and leased hotels expense	$1,610	$1,562	$(48)	(3.1)%
Comparable owned and leased hotels expense included $15 million net favorable currency impact in the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily driven by increased payroll and related costs, partially offset by a decrease in utilities expenses due to lower gas and oil prices. Non-comparable owned and leased hotels expense increased in the year ended December 31, 2016 compared to the year ended December 31, 2015 driven by the acquisitions and openings in 2016, partially offset by hotels sold in 2015 and 2016. See "— Segment Results" for a discussion of the non-comparable owned and leased hotels activity in 2016 and 2015. Additionally, expenses recognized with respect to our employee benefit programs funded through rabbi trusts increased driven by the performance of the underlying invested assets during the year ended December 31, 2016 compared to the year ended December 31, 2015.

	Year Ended December 31,
	2015	2014	Better / (Worse)
Comparable owned and leased hotels expense	$1,447	$1,423	$(24)	(1.7)%
Non-comparable owned and leased hotels expense	114	265	151	57.0%
Rabbi trust impact	1	3	2	66.7%
Total owned and leased hotels expense	$1,562	$1,691	$129	7.6%
Comparable owned and leased hotels expense included $46 million net favorable currency impact in the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in comparable owned and leased hotels expense for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily driven by increased property taxes, labor costs, and rent expense at certain properties and higher commissions across the portfolio due to increased group and transient business. Non-comparable owned and leased hotels expense included a $10 million net favorable currency impact in the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease in the year ended December 31, 2015 compared to the year ended December 31, 2014 was driven by the sale of four full service hotels and 52 select service hotels in 2014 and the sale of one full service hotel in 2015. See "— Segment Results" for a discussion of the non-comparable owned and leased hotels activity in 2015 and 2014. Additionally, expenses recognized with respect to our employee benefit programs funded through rabbi trusts decreased due to the performance of the underlying invested assets during the year ended December 31, 2015 compared to the year ended December 31, 2014.
Depreciation and amortization expense.    Depreciation and amortization expense increased $22 million in the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily driven by depreciation for assets placed in service in 2015 and 2016 related to technology projects, acquisitions and hotel openings, partially offset by decreased depreciation related to the sale of Andaz 5th Avenue in the second quarter of 2016. A portion of the depreciation related to technology assets is recovered from our managed and franchised hotels and the corresponding recovery is included in other income (loss), net.
Depreciation and amortization expense decreased $34 million in the year ended December 31, 2015 compared to the year ended December 31, 2014 driven by non-comparable hotels sold during 2015 and 2014, partially offset by recently acquired and newly opened hotels.
Other direct costs.    Other direct costs increased $1 million in the year ended December 31, 2016 compared to the year ended December 31, 2015. Other direct costs decreased $6 million in the year ended December 31, 2015 compared to the year ended December 31, 2014, driven by $14 million due to the sale of our vacation ownership business, which was partially offset by an increase of $8 million in direct costs of our co-branded credit card primarily due to program growth during 2015.
Selling, general, and administrative expenses.

	Year Ended December 31,
	2016	2015	2014	Change 2016 vs 2015		Change 2015 vs 2014
Selling, general, and administrative expenses	$315	$308	$349	$7	2.3%	$(41)	(11.7)%
Less: rabbi trust impact	(14)	(2)	(9)	(12)	(600.0)%	7	77.8%
Less: stock-based compensation expense	(25)	(23)	(49)	(2)	(8.7)%	26	53.1%
Adjusted selling, general, and administrative expenses	276	283	291	(7)	(2.5)%	(8)	(2.7)%
Less: vacation ownership business	—	—	(24)	—	—%	24	100.0%
Adjusted selling, general, and administrative expenses excluding impact of sale of vacation ownership business	$276	$283	$267	$(7)	(2.5)%	$16	6.0%
Adjusted selling, general, and administrative expenses decreased $7 million for the year ended December 31, 2016 compared to the same period in 2015, primarily driven by a $10 million decrease in professional fees related to certain initiatives completed in 2015, partially offset by a $5 million increase in payroll and related costs.
Adjusted selling, general, and administrative expenses, excluding vacation ownership, increased $16 million for the year ended December 31, 2015 compared to the same period in 2014, primarily driven by a $10 million increase in professional fees. The increase in professional fees was primarily due to certain initiatives completed during the year.

Net gains and interest income from marketable securities held to fund operating programs.

	Year Ended December 31,
	2016	2015	2014	Better / (Worse) 2016 vs 2015		Better / (Worse) 2015 vs 2014
Rabbi trust impact allocated to selling, general, and administrative expenses	$14	$2	$9	$12	600.0%	$(7)	(77.8)%
Rabbi trust impact allocated to owned and leased hotels expense	3	1	3	2	200.0%	(2)	(66.7)%
Net gains and interest income from marketable securities held to fund our Hyatt Gold Passport program allocated to owned and leased hotels revenues	2	1	3	1	100.0%	(2)	(66.7)%
Net gains and interest income from marketable securities held to fund operating programs	$19	$4	$15	$15	375.0%	$(11)	(73.3)%
Equity earnings (losses) from unconsolidated hospitality ventures.

	Year Ended December 31,
	2016	2015	2014	Better / (Worse) 2016 vs 2015		Better / (Worse) 2015 vs 2014
Equity earnings (losses) from unconsolidated hospitality ventures	$68	$(64)	$25	$132	206.3%	$(89)	(356.0)%
The $132 million increase during the year ended December 31, 2016 compared to the year ended December 31, 2015, was attributable to the following:

•	$42 million increase in earnings from distributions from three of our unconsolidated hospitality ventures, related to debt refinancings;

•
$35 million increase due to foreign currency volatility at one of our unconsolidated hospitality ventures which holds loans denominated in a currency other than its functional currency. During the year ended December 31, 2016, we recognized foreign currency gains of $7 million compared to the year ended December 31, 2015 in which we recognized foreign currency losses of $28 million. A portion of the loan balance was refinanced at the end of 2015 and therefore we anticipate decreased exposure in future periods as compared to 2015;

•	$14 million gain related to the 2016 acquisition of our partners' share in Andaz Maui at Wailea Resort and villas that was recorded as a step acquisition;

•
$21 million increase as a result of losses recognized during the year ended December 31, 2015 related to the sale of an entity that held an interest in one of our foreign currency denominated unconsolidated hospitality ventures and the release of accumulated foreign currency translation losses upon sale;

•	$13 million increase primarily attributable to expenses recognized in the year ended December 31, 2015 related to debt repayment guarantees entered into by our unconsolidated hospitality ventures; and

•	$9 million decrease related to impairment charges recorded related to four unconsolidated hospitality ventures during the year ended December 31, 2016.
The $89 million decrease during the year ended December 31, 2015 compared to the year ended December 31, 2014 was attributable to the following:

•
$23 million increase in foreign currency losses at one of our unconsolidated hospitality ventures which holds loans denominated in a currency other than its functional currency, resulting in losses due to currency volatility during the period;

•
$21 million decrease related to gains on sales of hotels by unconsolidated hospitality ventures in which we held an interest. During the year ended December 31, 2015 we recognized gains of $13 million compared to the year ended December 31, 2014 in which we recognized gains of $37 million;

•
$21 million decrease attributable to the release of accumulated foreign currency translation losses related to the aforementioned sale of an entity that held an interest in one of our foreign currency denominated unconsolidated hospitality ventures during the year ended December 31, 2015;

•	$16 million decrease related to timing of recognition of expenses due to debt repayment guarantees entered into during 2015 related to three of our unconsolidated hospitality ventures; and

•
$11 million decrease attributable to operating and non-operating losses related to one of our unconsolidated hospitality ventures which was driven primarily by interest, tax, and other nonrecurring expenses recorded during the period.

Interest expense.    Interest expense increased $8 million in the year ended December 31, 2016 compared to the year ended December 31, 2015 driven by increased interest expense related to the 2026 notes issued in the first quarter of 2016, partially offset by decreased interest expense related to the 2016 notes which were redeemed during the second quarter of 2016.
Interest expense decreased $3 million in the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to a reduction in interest expense for Hyatt Regency Grand Cypress as we exercised our purchase option during 2014.
Gains (losses) on sales of real estate and other.    During the year ended December 31, 2016, we sold Andaz 5th Avenue resulting in a pre-tax loss of $23 million. During the year ended December 31, 2015, we sold Hyatt Regency Indianapolis and a Hyatt House hotel resulting in a $9 million pre-tax gain. During the year ended December 31, 2014, we sold a portfolio of 38 select service properties, a portfolio of nine select service properties and one full service property, and five Hyatt Place hotels resulting in pre-tax gains of $231 million and our vacation ownership business resulting in a gain of $80 million. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 7 to the Consolidated Financial Statements" for additional information regarding the above transactions.
Asset impairments.    We recorded no asset impairments during the year ended December 31, 2016. During the year ended December 31, 2015, we recognized $5 million in asset impairment charges related to property and equipment within our owned and leased hotels segment. During the year ended December 31, 2014, we recognized a $17 million impairment charge, $13 million related to property and equipment and $2 million related to goodwill recorded within our owned and leased hotels segment and $2 million related to intangibles within our Americas management and franchising segment.
Other income (loss), net.    Other income (loss), net increased $7 million in the year ended December 31, 2016 compared to the year ended December 31, 2015. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 20 to the Consolidated Financial Statements" for additional information. The increase was attributable to the following:
•$22 million increase in performance guarantee liability amortization income recognized primarily related to the four managed hotels in France that are subject to a performance guarantee ("the four managed hotels in France"). See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 14 to the Consolidated Financial Statements" for further detail;
•$15 million increase primarily due to foreign currency volatility of the Brazilian real largely related to a construction loan for Grand Hyatt Rio de Janeiro;
•$13 million increase in depreciation recovery related to expense recovered from our managed and franchised hotels;
•$12 million of interest income related to the early redemption of a portion of our Playa Hotels & Resorts B.V. ("Playa") preferred shares. We also recognized a $6 million realized loss in conjunction with the redemption. In connection with Playa's potential business combination with Pace Holdings Corporation ("Pace") or potential future initial public offering ("Playa IPO") as discussed in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 4 to the Consolidated Financial Statements", we anticipate a full or partial redemption of our remaining Playa preferred shares. In the event of a full redemption in the latter half of the first quarter of 2017, we would receive approximately $290 million of cash proceeds. Assuming such a redemption we would recognize interest income of approximately $93 million and realized losses of approximately $40 million in other income (loss), net on our consolidated statements of income. In the event of a partial redemption or change in timing of a redemption our cash proceeds and financial statement impacts described above would change; and

•$36 million increase in performance guarantee expense, net. We recognized expense of $64 million and $28 million during the years ended December 31, 2016 and December 31, 2015, respectively, related to the performance guarantee for the four managed hotels in France. When we are above a specified operating profit threshold, we record incentive fees in our management and franchise revenues. When we are below the operating profit threshold, we record performance guarantee expense. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 14 to the Consolidated Financial Statements" for further detail. Due to ongoing renovations and declines in the market, we expect the expense in 2017 related to this guarantee could be approximately $80 million. We expect 2017 to be the peak year for this expense due to the timing of extensive hotel renovations and persistent market softness.
During the third quarter of 2017 we plan to move into our new corporate headquarters at 150 N. Riverside Plaza, Chicago, Illinois, prior to the expiration of our current leases. Our new headquarters facility will enable us to bring together all of our Chicago-based colleagues in one location with an enhanced work environment and a more efficient utilization of space. As a result, we expect to record a cease-use liability of approximately $25 million in the third quarter of 2017 which will be recorded to other income (loss), net within our consolidated statements of income.  This expense represents the fair value of our remaining contractual obligations under the current leases, offset by estimated market sublease rentals that could be reasonably obtained, discounted using Hyatt’s credit-adjusted risk free rate.
Other income (loss), net increased $12 million in the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily attributable to the following:
•$13 million increase related to realignment and transaction costs recorded in the year ended December 31, 2014 that did not recur in 2015;
•$10 million increase in depreciation recovery related to expense recovered from our managed and franchised hotels; and
•$11 million decrease primarily due to foreign currency volatility of the Brazilian real related to a construction loan for Grand Hyatt Rio de Janeiro.
Provision for income taxes.

	Year Ended December 31,
	2016	2015	2014	Better / (Worse) 2016 vs 2015	Better / (Worse) 2015 vs 2014
Income before income taxes	$289	$194	$525	$95	$(331)
Income tax expense	(85)	(70)	(179)	(15)	109
Effective tax rate	29.5%	36.2%	34.1%	6.7%	(2.1)%
The decreased effective tax rate as of the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily driven by a 5 percentage point favorable impact of certain one-time items related to the reversal of uncertain tax positions and a nonrecurring foreign tax credit benefit of 3 percentage points related to a foreign unconsolidated hospitality venture.
Income tax expense decreased $109 million in the year ended December 31, 2015 compared to the year ended December 31, 2014 due to a decrease in pre-tax income in 2015 compared to 2014, driven by gains on sales of real estate recorded in 2014. The increased effective tax rate was primarily driven by a 9 percentage point impact of certain foreign unconsolidated hospitality venture pre-tax losses that were not benefited for tax and one-time tax items recorded year over year, such as changes in tax contingencies and deferred tax adjustments. The aforementioned items were partially offset by a net 10 percentage point decrease in the effective tax rate recorded related to global transfer pricing changes implemented during the year to better align our transfer pricing policy with our global business operating model.
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 13 to the Consolidated Financial Statements" for further detail.

Segment Results
We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA, as described in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 18 to the Consolidated Financial Statements." See "—Key Business Metrics Evaluated by Management" for a discussion of our definition of Adjusted EBITDA, how we use it, why we present it and material limitations on its usefulness. The charts below illustrate revenues by segment excluding other revenues from managed properties which are presented before intersegment eliminations.
*Consolidated revenues for the year ended December 31, 2016 included corporate and other revenues of $43 million, eliminations of $98 million and other revenues from managed properties of $1,833 million.
**Consolidated revenues for the year ended December 31, 2015 included corporate and other revenues of $40 million, eliminations of $89 million and other revenues from managed properties of $1,786 million.
*Consolidated revenues for the year ended December 31, 2014 included corporate and other revenues of $75 million, eliminations of $105 million and other revenues from managed properties of $1,707 million.

Owned and leased hotels revenues.
2016 compared to 2015

	Year Ended December 31,
	2016	2015	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$2,029	$2,017	$12	0.6%	$(23)
Non-comparable owned and leased hotels revenues	90	62	28	45.2%	(2)
Total owned and leased hotels revenues	$2,119	$2,079	$40	1.9%	$(25)
The increase in comparable owned and leased hotels revenues during the year ended December 31, 2016 compared to the year ended December 31, 2015 was largely driven by increases of $36 million at our hotels in the United States and $4 million at our owned hotel in Mexico, including a net unfavorable currency impact of $8 million, partially offset by decreases of $28 million at our other international hotels. For the year ended December 31, 2016, revenue growth at our comparable hotels in the United States and Mexico was a result of improved transient business and group ADR as well as food and beverage revenues. The decrease in comparable international hotels was driven by net unfavorable currency impact of $15 million and decreased performance at our owned hotels in EAME/SW Asia.

	Year Ended December 31,
	RevPAR				Occupancy			ADR
	2016	2015	Better / (Worse)	Better / (Worse) Constant $	2016	2015	Change in Occ % pts	2016	2015	Better / (Worse)	Better / (Worse) Constant $
Comparable owned and leased hotels	$170	$168	1.2%	2.2%	76.7%	76.1%	0.6%	$222	$221	0.3%	1.4%
The increase in non-comparable owned and leased hotels revenues was driven by the following activity, in order of significance:

•	the opening of Grand Hyatt Rio de Janeiro in 2016;
•the acquisitions of The Confidante Miami Beach and Royal Palms Resort and Spa in 2016; and
•the acquisition of our partners' interest in Andaz Maui at Wailea Resort and villas in 2016.
The increase in revenues was partially offset by the following activity:

•	the dispositions of Andaz 5th Avenue and Hyatt Regency Birmingham (U.K.) in 2016.
During the year ended December 31, 2016, we removed two full service properties that were sold in the period from the comparable owned and leased hotels results.
2015 compared to 2014

	Year Ended December 31,
	2015	2014	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$1,938	$1,888	$50	2.6%	$(56)
Non-comparable owned and leased hotels revenues	141	358	(217)	(60.6)%	(10)
Total owned and leased hotels revenues	$2,079	$2,246	$(167)	(7.4)%	$(66)
The increase in comparable owned and leased hotels revenues during the year ended December 31, 2015 compared to the year ended December 31, 2014 was largely driven by increases of $94 million at our comparable hotels in the United States, partially offset by decreases of $44 million at our comparable international hotels. For the year ended December 31, 2015, revenue growth at our United States comparable hotels was a result of improved group and transient ADR and demand as well as food and beverage revenues. The decrease in comparable international hotels was driven by net unfavorable currency impact of $56 million and decreased performance at our owned hotel in South Korea primarily due to the MERS outbreak, partially offset by improvements at our owned hotel in Mexico driven by group business.

	Year Ended December 31,
	RevPAR				Occupancy			ADR
	2015	2014	Better / (Worse)	Better / (Worse) Constant $	2015	2014	Change in Occ % pts	2015	2014	Better / (Worse)	Better / (Worse) Constant $
Comparable owned and leased hotels	$167	$163	2.4%	5.4%	76.6%	76.0%	0.6%	$218	$214	1.6%	4.6%
The decrease in non-comparable owned and leased hotels revenues was driven by the following activity, in order of significance:

•	the sale of Park Hyatt Toronto, Hyatt Regency Vancouver, Park Hyatt Washington and one additional full service hotel and 52 select service hotels in 2014; and
•the sale of Hyatt Regency Indianapolis in 2015.
The decrease in revenues was partially offset by the following activity, in order of significance:

•	the acquisition of Hyatt Regency Lost Pines Resort and Spa from an unconsolidated hospitality venture in 2014; and

•	the acquisition of Park Hyatt New York and the opening of one select service hotel in 2014.
During the year ended December 31, 2015, we removed one full service property and one select service property that were sold in the period from the comparable owned and leased hotels results.
Owned and leased hotels segment Adjusted EBITDA.

	Year Ended December 31,
	2016	2015	2014	Better / (Worse) 2016 vs 2015		Better / (Worse) 2015 vs 2014
Owned and leased hotels Adjusted EBITDA	$416	$413	$443	$3	0.7%	$(30)	(6.8)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	100	80	80	20	25.0%	—	—%
Segment Adjusted EBITDA	$516	$493	$523	$23	4.7%	$(30)	(5.7)%
Owned and leased hotels Adjusted EBITDA.    Adjusted EBITDA at our comparable owned and leased hotels increased $13 million in the year ended December 31, 2016 compared to the same period in 2015, which included $7 million net unfavorable currency impact. The increase was largely due to improved transient business and group ADR at our full service hotels in the United States and Mexico. Partially offsetting the revenue growth were increased payroll and related costs, partially offset by a decrease in utilities expense due to lower gas and oil prices in 2016. Adjusted EBITDA at our non-comparable hotels decreased $10 million in the year ended December 31, 2016 compared to the prior year, primarily attributable to the following 2016 activity:
•the dispositions of Andaz 5th Avenue and Hyatt Regency Birmingham (U.K.);
•the opening of Grand Hyatt Rio de Janeiro; and
•the acquisition of The Confidante Miami Beach; partially offset by
•the acquisition of Andaz Maui at Wailea Resort and villas.
Adjusted EBITDA at our comparable owned and leased hotels increased $21 million in the period ended December 31, 2015 compared to the same period in 2014, which included $10 million net unfavorable currency impact. The increase was largely due to improved group and transient ADR and demand as well as food and beverage revenues at our full service hotels in the United States and Mexico. Partially offsetting the revenue growth were increased property taxes, labor costs and rent expense at certain properties and higher commissions across the portfolio due to increased group and transient business. Adjusted EBITDA at our non-comparable hotels decreased $51 million in the year ended December 31, 2015 compared to the prior year, primarily due to dispositions, partially offset by openings and acquisitions during 2014 and 2015. See "—Owned and Leased Hotels Revenues" for a discussion of the non-comparable owned and leased hotels 2015 and 2014 activity.

Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA.    Our pro rata share of Adjusted EBITDA from our unconsolidated hospitality ventures increased $20 million in the year ended December 31, 2016, compared to the year ended December 31, 2015, which included an insignificant net unfavorable currency impact. The increase was primarily driven by hotel openings and improved performance at hotels within the Playa unconsolidated hospitality venture and Wailea Hotel Holdings, L.L.C unconsolidated hospitality venture, prior to our acquisition of the latter in the fourth quarter of 2016.
In connection with Playa's potential business combination with Pace or a potential future Playa IPO as discussed in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 4 to the Consolidated Financial Statements", our common stock investment in Playa may be recharacterized as a marketable securities investment. Depending on the amount of our common stock ownership subsequent to the Pace business combination or potential future Playa IPO, we may no longer account for our investment under the equity method of accounting. In this situation, our share of Playa’s results, which comprised approximately one third of the pro rata share of unconsolidated hospitality ventures Adjusted EBITDA for the year ended December 31, 2016, would no longer be included in our pro rata share of unconsolidated hospitality ventures Adjusted EBITDA.
Our pro rata share of Adjusted EBITDA from our unconsolidated hospitality ventures was flat in the year ended December 31, 2015, compared to the year ended December 31, 2014, which included a $4 million net unfavorable currency impact.
Americas management and franchising segment revenues.

	Year Ended December 31,
	2016	2015	2014	Better / (Worse) 2016 vs 2015		Better / (Worse) 2015 vs 2014
Segment revenues
Management, franchise and other fees	$371	$354	$327	$17	4.8%	$27	8.3%
Other revenues from managed properties	1,670	1,641	1,550	29	1.8%	91	5.9%
Total segment revenues	$2,041	$1,995	$1,877	$46	2.3%	$118	6.3%
Americas management and franchising revenues included $1 million net unfavorable currency impact in the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in management, franchise and other fees was driven by a $15 million increase in franchise fees, primarily due to new and converted hotels and improved performance at existing select service hotels and all inclusive resorts. Base fees increased $3 million, primarily driven by strong RevPAR growth at select service properties. Incentive fees increased $2 million driven by full service properties in North America. Other fee revenues decreased $3 million as 2015 included $3 million of termination fees.
The increase in other revenues from managed properties in the year ended December 31, 2016 compared to the year ended December 31, 2015 was due to a higher volume of reimbursements paid to us by our managed properties. The increased activity related to increased member participation in our Hyatt Gold Passport program, and increased select service payroll and related costs due to new hotels, partially offset by a decrease in full service payroll and related costs due to hotel conversions and one hotel that left the chain. Additionally, the changes in the value of the underlying assets for our benefit programs funded through rabbi trusts resulted in a $7 million increase in the year ended December 31, 2016 compared to the year ended December 31, 2015.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR				Occupancy			ADR
	2016	2015	Better / (Worse)	Better / (Worse) Constant $	2016	2015	Change in Occ % pts	2016	2015	Better / (Worse)	Better / (Worse) Constant $
Americas full service	$151	$148	2.3%	2.8%	75.3%	75.5%	(0.2)%	$200	$195	2.5%	3.1%
Americas select service	104	99	5.3%	5.4%	78.1%	76.7%	1.4%	134	129	3.4%	3.4%
Our comparable full service hotels RevPAR improved in the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily driven by improved transient business and group ADR. RevPAR at our select service hotels in the year ended December 31, 2016 increased compared to the year ended December 31, 2015, driven primarily by transient business.

During the year ended December 31, 2016, one property that left the chain was removed from the comparable Americas full service systemwide hotels. During the year ended December 31, 2016, one property was removed from the comparable Americas select service systemwide hotels as a result of hurricane damage closing the hotel for an extended period.
Americas management and franchising revenues included $3 million net unfavorable currency impact in the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in management, franchise and other fees was driven by a $23 million increase in franchise fees, primarily due to new and converted hotels and improved performance at existing hotels. Incentive fees increased $3 million driven by full service properties in North America due to increased hotel profits. Other fee revenues increased $5 million, primarily due to amortization of deferred gains of $9 million from hotels sold subject to long-term management agreements, partially offset by decreased termination fees of $2 million. Base fees decreased $4 million primarily driven by select service properties in North America due to the sale and conversion of hotels to franchised hotels, partially offset by full service hotel fee growth and increased RevPAR.
The increase in other revenues from managed properties in the year ended December 31, 2015 compared to the year ended December 31, 2014 was due to a higher volume of reimbursements paid to us by our managed properties for increased member participation in our Hyatt Gold Passport program, increased payroll and related costs and increased marketing costs, which was driven in part by new hotel openings, and owned hotels that were sold subject to long-term management agreements. These increases were partially offset by a decrease from the changes in the value of the underlying assets for our benefit programs funded through rabbi trusts for the year ended December 31, 2015 compared to the year ended December 31, 2014.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR				Occupancy			ADR
	2015	2014	Better / (Worse)	Better / (Worse) Constant $	2015	2014	Change in Occ % pts	2015	2014	Better / (Worse)	Better / (Worse) Constant $
Americas full service	$147	$140	5.5%	6.6%	75.6%	74.7%	0.9%	$195	$187	4.1%	5.2%
Americas select service	100	93	7.7%	7.7%	77.7%	76.5%	1.2%	128	121	6.0%	6.0%
Excluding the net unfavorable currency impact, our comparable full service hotels RevPAR increased in the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily driven by improved group and transient ADR. We also experienced slight growth in occupancy from group and transient business. RevPAR at our select service hotels increased in the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily driven by transient rate growth.
During the year ended December 31, 2015, two properties that left the chain were removed from the comparable Americas full service systemwide hotels. During the year ended December 31, 2015, one property that left the chain was removed from the comparable Americas select service systemwide hotels.
Americas management and franchising segment Adjusted EBITDA.

	Year Ended December 31,
	2016	2015	2014	Better / (Worse) 2016 vs 2015		Better / (Worse) 2015 vs 2014
Segment Adjusted EBITDA	$318	$300	$265	$18	6.0%	$35	13.2%
Adjusted EBITDA increased in the year ended December 31, 2016 compared to the year ended December 31, 2015, which included $1 million net unfavorable currency impact. The increase was primarily due to the aforementioned $17 million increase in management, franchise and other fees and a $1 million decrease in adjusted selling, general, and administrative expenses, primarily due to a $5 million decrease in professional fees, partially offset by a $2 million increase in bad debt reserves, $1 million increase in payroll and related costs and a $1 million increase in brand conversion expenses.
Adjusted EBITDA increased in the year ended December 31, 2015 compared to the year ended December 31, 2014, which included $3 million net unfavorable currency impact. The increase was primarily due to the aforementioned $27 million increase in management, franchise and other fees. Additionally, adjusted selling, general, and administrative expenses decreased $8 million during the same period primarily driven by $5 million in settlement fees in 2014.

ASPAC management and franchising segment revenues.

	Year Ended December 31,
	2016	2015	2014	Better / (Worse) 2016 vs 2015		Better / (Worse) 2015 vs 2014
Segment revenues
Management, franchise and other fees	$96	$91	$88	$5	5.5%	$3	3.4%
Other revenues from managed properties	98	87	74	11	12.6%	13	17.6%
Total segment revenues	$194	$178	$162	$16	9.0%	$16	9.9%
ASPAC management and franchising revenues included $1 million net unfavorable currency impact in the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in management, franchise and other fees during the year ended December 31, 2016 was primarily driven by increased base fees due to hotels opened in China during 2015 and 2016 and increased incentive fees at certain properties in China and Southeast Asia, partially offset by decreased fees in Macau.
The $11 million increase in other revenues from managed properties in the year ended December 31, 2016 compared to the year ended December 31, 2015 was due a higher volume of reimbursements paid to us by our managed properties for increased reservation and technology expenses as well as increased member participation in our Hyatt Gold Passport program.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR				Occupancy			ADR
	2016	2015	Better / (Worse)	Better / (Worse) Constant $	2016	2015	Change in Occ % pts	2016	2015	Better / (Worse)	Better / (Worse) Constant $
ASPAC full service	$147	$145	1.9%	2.2%	70.8%	67.9%	2.9%	$208	$213	(2.3)%	(2.0)%
Excluding the net unfavorable currency impact, the increase in RevPAR for the year ended December 31, 2016 compared to year ended December 31, 2015 was driven by increased occupancy in China, South Korea and Southeast Asia. These increases were partially offset by decreased ADR spread across the region, primarily in China and Southeast Asia.
During the year ended December 31, 2016, we removed two properties from the comparable ASPAC full service systemwide hotels, one as a result of a significant renovation and one that left the chain.
ASPAC management and franchising revenues included $5 million net unfavorable currency impact in the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in management, franchise and other fees during the year ended December 31, 2015 was primarily driven by increased incentive fees at certain properties in Japan and China, partially offset by declines at certain properties in South Korea, largely due to the MERS outbreak.
The increase in other revenues from managed properties in the year ended December 31, 2015 compared to the year ended December 31, 2014 was due to a higher volume of reimbursements paid to us by our managed properties for increased member participation in our Hyatt Gold Passport program.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR				Occupancy			ADR
	2015	2014	Better / (Worse)	Better / (Worse) Constant $	2015	2014	Change in Occ % pts	2015	2014	Better / (Worse)	Better / (Worse) Constant $
ASPAC full service	$151	$157	(3.5)%	3.3%	70.3%	68.2%	2.1%	$215	$230	(6.3)%	0.3%
Excluding the net unfavorable currency impact, the increase in comparable full service RevPAR for the year ended December 31, 2015 compared to the year ended December 31, 2014 was driven by increased occupancy in parts of China and improved ADR and occupancy in Japan. These increases were partially offset by decreased RevPAR in South Korea, primarily driven by the MERS outbreak.
During the year ended December 31, 2015, we removed three properties from the comparable ASPAC full service systemwide hotels, as a result of one property that left the chain and two properties that were undergoing significant renovation.

ASPAC management and franchising segment Adjusted EBITDA.

	Year Ended December 31,
	2016	2015	2014	Better / (Worse) 2016 vs 2015		Better / (Worse) 2015 vs 2014
Segment Adjusted EBITDA	$57	$55	$49	$2	3.6%	$6	12.2%
Adjusted EBITDA included $1 million net unfavorable currency impact in the year ended December 31, 2016 compared to the year ended December 31, 2015. The aforementioned increase in management, franchise and other fees was partially offset by an increase in adjusted selling, general, and administrative expenses of $3 million. The increase in adjusted selling, general, and administrative expenses was driven by a $2 million increase in payroll and related costs and a $1 million increase in professional fees related to development expenses incurred during the year.
Adjusted EBITDA increased in the year ended December 31, 2015 compared to the year ended December 31, 2014, which included $4 million net unfavorable currency impact. The increase was driven by the aforementioned increase in management, franchise and other fees and a decrease in adjusted selling, general, and administrative expenses of $3 million as 2014 included $3 million of owner accommodation costs.
EAME/SW Asia management and franchising segment revenues.

	Year Ended December 31,
	2016	2015	2014	Better / (Worse) 2016 vs 2015		Better / (Worse) 2015 vs 2014
Segment revenues
Management, franchise and other fees	$65	$67	$77	$(2)	(3.0)%	$(10)	(13.0)%
Other revenues from managed properties	65	58	53	7	12.1%	5	9.4%
Total segment revenues	$130	$125	$130	$5	4.0%	$(5)	(3.8)%
EAME/SW Asia management and franchising revenues included $2 million net unfavorable currency impact in the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in management, franchise and other fees was primarily due to a $2 million decrease in incentive fees, primarily driven by decreased performance at properties in Europe and the Middle East, partially offset by increases from properties in India and ramping of hotels opened in 2015.
The increase in other revenues from managed properties in the year ended December 31, 2016 compared to the year ended December 31, 2015 was due to a higher volume of reimbursements paid to us by our managed properties for reservation and technology costs as well as increased member participation in our Hyatt Gold Passport program.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR				Occupancy			ADR
	2016	2015	Better / (Worse)	Better / (Worse) Constant $	2016	2015	Change in Occ % pts	2016	2015	Better / (Worse)	Better / (Worse) Constant $
EAME/SW Asia full service	$119	$129	(7.6)%	(4.6)%	63.4%	63.5%	(0.1)%	$188	$203	(7.5)%	(4.4)%
EAME/SW Asia select service	$70	$65	8.6%	9.4%	71.9%	64.3%	7.6%	$98	$100	(2.8)%	(2.1)%
Excluding the net unfavorable currency impact, the decrease in comparable full service RevPAR in the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily driven by decreased ADR and occupancy in France, Switzerland, Turkey and the Middle East. These decreases were partially offset by increased ADR and occupancy in Eastern Europe and India.
During the year ended December 31, 2016, three properties were removed from the comparable EAME/SW Asia full service systemwide hotel results as a result of significant renovations and no properties were removed from the comparable EAME/SW Asia select service systemwide hotel results.
EAME/SW Asia management and franchising revenues included $8 million net unfavorable currency impact in the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease in management, franchise and other fees was primarily due to an $8 million decrease in incentive fees and a $3 million decrease in base fees, primarily driven by properties in Europe due to impacts from the stronger U.S. dollar and decreased performance at certain properties in the Middle East, partially offset by increased base fees at newly opened hotels.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR				Occupancy			ADR
	2015	2014	Better / (Worse)	Better / (Worse) Constant $	2015	2014	Change in Occ % pts	2015	2014	Better / (Worse)	Better / (Worse) Constant $
EAME/SW Asia full service	$136	$152	(10.3)%	0.8%	65.6%	65.4%	0.2%	$207	$231	(10.6)%	0.5%
Excluding the net unfavorable currency impact, the increase in comparable systemwide EAME/SW Asia full service RevPAR in the year ended December 31, 2015 compared to the same period in 2014 was driven by increased ADR across most areas of the region, partially offset by decreased ADR in the Middle East.
During the year ended December 31, 2015, we removed one property that experienced a partial closure from the comparable EAME/SW Asia full service systemwide hotel results.
EAME/SW Asia management and franchising segment Adjusted EBITDA.

	Year Ended December 31,
	2016	2015	2014	Better / (Worse) 2016 vs 2015		Better / (Worse) 2015 vs 2014
Segment Adjusted EBITDA	$33	$33	$43	$—	—%	$(10)	(23.3)%
Adjusted EBITDA included $1 million net unfavorable currency impact in the year ended December 31, 2016 compared to the year ended December 31, 2015. The $2 million decrease in management, franchise and other fees was offset by a $2 million decrease in adjusted selling, general, and administrative expenses, due to lower payroll and related costs during the year ended December 31, 2016 compared to the year ended December 31, 2015.
Adjusted EBITDA decreased in the year ended December 31, 2015 compared to the year ended December 31, 2014, which included $5 million net unfavorable currency impact. The decrease was driven by the aforementioned $10 million decrease in management and other fees during the year ended December 31, 2015 compared to the year ended December 31, 2014.
Corporate and other.

	Year Ended December 31,
	2016	2015	2014	Better / (Worse) 2016 vs 2015		Better / (Worse) 2015 vs 2014
Corporate and other revenues	$43	$40	$105	$3	7.5%	$(65)	(61.9)%
Corporate and other Adjusted EBITDA	$(139)	$(131)	$(103)	$(8)	(6.1)%	$(28)	(27.2)%
Revenues increased in the year ended December 31, 2016 compared to the year ended December 31, 2015 driven by a $4 million increase related to our co-branded credit card, partially offset by a $1 million decrease in Hyatt Residence Club license fees.
As a result of the sale of our vacation ownership business, other revenues decreased $48 million and other revenues from managed properties decreased $30 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. These decreases were partially offset by an increase of $9 million during the year ended December 31, 2015 compared to the year ended December 31, 2014 due to growth of our co-branded credit card. We recorded $4 million in Hyatt Residence Club license fees during the year ended December 31, 2015.
The decrease in Adjusted EBITDA in the year ended December 31, 2016 compared to the year ended December 31, 2015 was driven by a $12 million increase in promotional reward redemption expense as a result of increased costs related to our co-branded credit card, partially offset by the aforementioned $3 million increase in revenues and a $1 million decrease in adjusted selling, general, and administrative expenses. The decrease in adjusted selling, general, and administrative expenses was driven by a $10 million decrease in professional fees related to certain initiatives completed in 2015, partially offset by a $4 million increase in marketing expenses and a $3 million increase in payroll and related costs.
Adjusted EBITDA decreased in the year ended December 31, 2015 compared to the year ended December 31, 2014 driven by the aforementioned $65 million decrease in revenues which was partially offset by a decrease in other costs from managed properties, and other direct costs. The decrease in expenses was primarily driven by the sale of our vacation ownership business. Excluding the impact of the sale of our vacation ownership business, adjusted selling, general, and administrative costs increased $23 million in the year ended December 31, 2015 compared to the year ended December 31, 2014 due to a $12 million increase related to professional fees and technology costs, primarily due to certain initiatives completed during the year. Direct costs increased $8 million in the year ended December 31, 2015 compared to the year ended December 31, 2014 from our co-branded credit card driven by program growth.

Non-GAAP Measure Reconciliation
The following charts illustrate Adjusted EBITDA by segment. For a discussion of our definition of Adjusted EBITDA, how we use it, why we present it and material limitations on its usefulness, see "—Key Business Metrics Evaluated by Management."
*Consolidated Adjusted EBITDA for the year ended December 31, 2016 included Corporate and other Adjusted EBITDA of $(139) million
**Consolidated Adjusted EBITDA for the year ended December 31, 2015 included Corporate and other Adjusted EBITDA of $(131) million

*Consolidated Adjusted EBITDA for the year ended December 31, 2014 included Corporate and other Adjusted EBITDA of $(103) million

The table below provides a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA:

	Year Ended December 31,
	2016	2015	2014	Change 2016 vs 2015		Change 2015 vs 2014
Net income attributable to Hyatt Hotels Corporation	$204	$124	$344	$80	64.5%	$(220)	(64.0)%
Interest expense	76	68	71	8	11.8%	(3)	(4.2)%
Provision for income taxes	85	70	179	15	21.4%	(109)	(60.9)%
Depreciation and amortization	342	320	354	22	6.9%	(34)	(9.6)%
EBITDA	707	582	948	125	21.5%	(366)	(38.6)%
Equity (earnings) losses from unconsolidated hospitality ventures	(68)	64	(25)	(132)	(206.3)%	89	356.0%
Stock-based compensation expense	25	23	49	2	8.7%	(26)	(53.1)%
(Gains) losses on sales of real estate and other	23	(9)	(311)	32	355.6%	302	97.1%
Asset impairments	—	5	17	(5)	(100.0)%	(12)	(70.6)%
Other (income) loss, net	(2)	5	17	(7)	(140.0)%	(12)	(70.6)%
Net income attributable to noncontrolling interests	—	—	2	—	—%	(2)	(100.0)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	100	80	80	20	25.0%	—	—%
Adjusted EBITDA	$785	$750	$777	$35	4.7%	$(27)	(3.5)%

Inflation
We do not believe inflation had a material effect on our business in 2016, 2015 or 2014.
Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments and cash generated from our operations. As part of our business strategy, we also recycle capital by using net proceeds from dispositions to support our acquisitions and new investment opportunities. When appropriate, we borrow cash under our revolving credit facility or from other third-party sources, and may also raise funds by issuing debt or equity securities as necessary. We maintain a cash investment policy that emphasizes preservation of capital. At December 31, 2016 and December 31, 2015, we had cash and cash equivalents and short-term investments of $538 million and $503 million, respectively. We believe our cash position, short-term investments and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives for the foreseeable future.
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
Recent Transactions Affecting Our Liquidity and Capital Resources
During the years ended December 31, 2016, December 31, 2015, and December 31, 2014 several transactions impacted our liquidity. See "—Sources and Uses of Cash."

Sources and Uses of Cash

	Year Ended December 31,
	2016	2015	2014
Cash provided by (used in):
Operating activities	$489	$538	$473
Investing activities	(380)	(47)	373
Financing activities	(96)	(715)	(607)
Effect of exchange rate changes on cash	12	(4)	(8)
Net increase (decrease) in cash and cash equivalents	$25	$(228)	$231
At December 31, 2016, we had certain foreign subsidiaries with undistributed net earnings of $504 million that are indefinitely reinvested in jurisdictions outside the United States. Consistent with our capital redeployment strategy, we have expected foreign capital investment needs in excess of foreign cash available for redeployment at December 31, 2016. Additionally, we did not repatriate any significant amounts of foreign earnings during the year ended December 31, 2016. These earnings, to the extent of available cash, could become subject to additional taxes if remitted as dividends, loaned to a U.S. affiliate, or if we sold our interest in the affiliates; the resulting U.S. income tax liabilities could be offset, in whole or in part, by credits allowable for taxes paid to foreign jurisdictions. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 13 to the Consolidated Financial Statements" for further detail.
Cash Flows from Operating Activities
Cash provided by operating activities decreased $49 million in the year ended December 31, 2016 compared to the year ended December 31, 2015, as 2015 included the release of $82 million of restricted cash from one of our captive insurance companies which was invested in marketable securities. Additionally, the timing of certain accruals contributed to the decrease, which was partially offset by a decrease in income tax payments and the timing of insurance payments received from managed hotels.
Cash provided by operating activities increased $65 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was driven by restricted cash released from our captive insurance company and the timing of prepaid income tax payments, which was partially offset by the timing of certain accruals.
Cash Flows from Investing Activities
2016 Activity:

•	We acquired Thompson Miami Beach for approximately $238 million.

•	Capital expenditures were $211 million (see "—Capital Expenditures" below).

•
We purchased our partners' interest in Andaz Maui at Wailea Resort and villas for $136 million, net of cash acquired. Additionally, prior to the acquisition we contributed $71 million to the unconsolidated hospitality venture and provided $37 million of financing receivables to our partners to repay the venture's third-party debt. Our partners repaid the financing receivables during 2016.

•	We invested $33 million in unconsolidated hospitality ventures, excluding our contribution to Andaz Maui at Wailea Resort and villas discussed above.

•	We acquired Royal Palms Resort and Spa for a net purchase price of approximately $86 million.

•	We acquired land for $25 million for future development in Philadelphia.

•	We sold Andaz 5th Avenue for approximately $240 million, net of closing costs and proration adjustments.

•	We received distributions of $132 million from unconsolidated hospitality ventures.

•	We sold the shares of the company that owns Hyatt Regency Birmingham (U.K.) for approximately $49 million, net of closing costs and proration adjustments.

•	We released $29 million from restricted cash related to the finalization from the Canada Revenue Agency in connection with the 2014 disposition of Park Hyatt Toronto.
2015 Activity:

•	Capital expenditures were $269 million (see "—Capital Expenditures" below).

•	We had net purchases of $121 million of marketable securities and short-term investments related to Hyatt Gold Passport and our captive insurance companies.

•	We invested a total of $37 million in investments which includes $35 million in unconsolidated hospitality ventures.

•	We released $143 million from escrow to cash and cash equivalents related to release of proceeds from like-kind exchanges.

•	We received net proceeds of $100 million from the maturity of time deposits.

•	We sold Hyatt Regency Indianapolis for approximately $69 million.

•	We received proceeds of $28 million from financing receivables.

•	We released $19 million from restricted cash related to the development of a hotel in Brazil.

•
Two unconsolidated hospitality ventures in which we hold or held ownership interests and are classified as equity method investments sold two select service properties to third parties for total proceeds of $16 million.

•	We sold land and construction in progress for approximately $14 million.

•	We sold a Hyatt House hotel for approximately $5 million.
2014 Activity:

•	We sold a portfolio of 38 select service properties for approximately $581 million.

•	We sold nine select service properties and one full service property for $310 million, net of closing costs and cash transferred.

•
We sold Hyatt Residential Group for net proceeds of $220 million, which includes an interest in a joint venture that owns a vacation ownership property in Maui, Hawaii, as well as a full service hotel.

•
We sold two full service properties in Canada for a net total of $204 million, of which $87 million was classified as restricted cash pending clearance from the Canada Revenue Agency pursuant to Withholding Tax Escrow Agreements.

•	We sold Park Hyatt Washington for approximately $97 million.

•	We released $74 million from restricted cash in conjunction with the 2013 sale of Hyatt Key West.

•	We received proceeds of $56 million, which primarily related to two mezzanine loan receivables.

•	We sold five Hyatt Place properties for $51 million.

•
Four unconsolidated hospitality ventures in which we held ownership interests and that are classified as equity method investments sold four properties to third parties for $64 million, of which $30 million related to investing activities.

•	We acquired Park Hyatt New York for $391 million, net of acquired cash of $1 million.

•	Capital expenditures were $253 million (see "—Capital Expenditures" below).

•
We acquired Hyatt Regency Lost Pines Resort and Spa and adjacent land from an unconsolidated hospitality venture in which we hold an 8.2% interest for $157 million, net of acquired cash and cash equivalents of $7 million.

•	We purchased a net total of $101 million of marketable securities and short-term investments.

•	We invested a total of $114 million in investments which includes $98 million in unconsolidated hospitality ventures.
Cash Flows from Financing Activities
During the years ended December 31, 2016, December 31, 2015 and December 31, 2014, we repurchased 5,631,557, 13,199,811 and 7,693,326 shares of common stock for an aggregate purchase price of $272 million, $715 million and $445 million, respectively.
During the year ended December 31, 2016, we issued our 2026 Notes and received net proceeds of $396 million, after deducting discounts and offering expenses of approximately $4 million. During the year ended December 31, 2016, all of our outstanding 2016 Notes were redeemed for $250 million. No notes were issued or redeemed in the years ended December 31, 2015 and December 31, 2014.

During the year ended December 31, 2016, we repaid the senior secured term loan of $64 million related to Hyatt Regency Lost Pines Resort and Spa.
During the year ended December 31, 2016, we drew $210 million and subsequently repaid $110 million on our revolving credit facility. During the year ended December 31, 2015, we did not draw on our revolving credit facility. During 2014, we drew and subsequently repaid $205 million on our revolving credit facility.
During 2014, the Company exercised our purchase option to acquire Hyatt Regency Grand Cypress for $191 million.
During the years ended December 31, 2016, December 31, 2015 and December 31, 2014, we drew $13 million, $12 million and $44 million, respectively, excluding the effects of currency, on a construction loan for the development of Grand Hyatt Rio de Janeiro.
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

	December 31, 2016	December 31, 2015
Consolidated debt (1)	$1,564	$1,370
Stockholders’ equity	3,903	3,991
Total capital	5,467	5,361
Total debt to total capital	28.6%	25.6%
Consolidated debt (1)	1,564	1,370
Less: Cash and cash equivalents and short-term investments	538	503
Net consolidated debt	1,026	867
Net debt to total capital	18.8%	16.2%

(1)
Excludes approximately $745 million and $692 million of our share of unconsolidated hospitality venture indebtedness at December 31, 2016 and December 31, 2015, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements. In the event our investment in Playa is no longer accounted for under the equity method as discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" our share of unconsolidated hospitality venture indebtedness would decrease by approximately $200 million.

Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance, enhancements to existing properties and investment in new properties under development or recently opened. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flows from operations.
The following is a summary of our capital expenditures:

	Year Ended December 31,
	2016	2015	2014
Maintenance	$68	$110	$102
Enhancements to existing properties	72	59	72
Investment in new properties	71	100	79
Total capital expenditures	$211	$269	$253
The decrease in maintenance expenditures in 2016 compared to 2015 is driven by decreased technology spending and decreased spending at domestic full service properties. The increase in enhancements to existing properties is driven by increased renovation activity at domestic and international full service properties and expenditures related to our new corporate office. Expenditures related to new properties under development are primarily driven by construction spending related to Grand Hyatt Rio de Janeiro, which opened in early 2016, and two new select service hotels under development in the United States.
The increase in maintenance expenditures in 2015 compared to 2014 is driven by increased spending at domestic and international full service properties partially offset by decreased spending related to owned select service hotels driven by dispositions during 2014. Expenditures related to investments in new properties in 2015 and 2014 were primarily driven by construction spending on our development of Grand Hyatt Rio de Janeiro. Expenditures in 2014 also included spending related to owned select service hotels which were subsequently sold during 2014. The decrease in enhancements to existing properties from 2014 to 2015 was primarily driven by decreased renovation spending at owned international full service hotels and decreased spending at owned select service hotels driven by dispositions during 2014, partially offset by increased spending at certain full service properties in the United States.
Capital expenditures are expected to be approximately $430 million in 2017. The increase from capital expenditures in 2016 is attributable to the following: approximately $55 million related to the redevelopment and repositioning of Miraval Group assets; approximately $65 million related to new corporate development projects which will be recycled over time; approximately $50 million related to our new corporate headquarters; and approximately $50 million related to increased levels of reinvestment in our existing owned and leased portfolio due to the timing of property renovations.
Senior Notes
The following table sets forth the principal, maturity and interest rate of our outstanding senior unsecured notes described below (collectively, the "Senior Notes"). Interest on the Senior Notes is payable semi-annually.

Description	Principal Amount
6.875% Senior Notes due 2019	$196
5.375% Senior Notes due 2021	250
3.375% Senior Notes due 2023	350
4.850% Senior Notes due 2026	400
Total	$1,196
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
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at December 31, 2016.
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
We had no outstanding undrawn letters of credit issued under our revolving credit facility (which would reduce the availability thereunder) at December 31, 2016 and December 31, 2015, respectively. At December 31, 2016, we had available borrowing capacity of $1.4 billion under our revolving credit facility, net of the outstanding revolver balance.
All of our borrowings under our revolving credit facility are guaranteed by substantially all of our material domestic subsidiaries, as defined in the revolving credit facility. All guarantees are guarantees of payment and performance and not of collection. Hotel Investors I, Inc. is an additional borrower under our revolving credit facility.

Interest rates on outstanding borrowings are either LIBOR-based or based on an alternate base rate, with margins in each case based on our credit rating or, in certain circumstances, our credit rating and leverage ratio. At December 31, 2016, the interest rate for a one month LIBOR borrowing under our revolving credit facility would have been 1.872%, or LIBOR of 0.772% plus 1.100%.
Borrowings under our revolving credit facility bear interest, at our option, at either one-, two-, three- or six-month LIBOR plus a margin ranging from 0.900% to 1.500% per annum (plus any mandatory costs, if applicable) or the alternative base rate plus a margin ranging from 0.000% to 0.500% per annum, in each case depending on our credit rating by either S&P or Moody’s or, in certain circumstances, our credit rating and leverage ratio. Borrowings under our swingline subfacility will bear interest at a per annum rate equal to the alternate base rate plus the applicable percentage for revolving loans that are alternate base rate loans. We are also required to pay letter of credit fees with respect to each letter of credit equal to the applicable margin for LIBOR on the face amount of each letter of credit. In addition, we must pay a fronting fee to the issuer of each letter of credit of 0.10% per annum on the face amount of such letter of credit.
The revolving credit facility also provides for a facility fee ranging from 0.100% to 0.250% of the total commitment of the lenders under the revolving credit facility (depending on our credit rating by either S&P or Moody’s). The facility fee is charged regardless of the level of borrowings.
In the event we no longer have a credit rating from either S&P or Moody’s or our rating falls at or below BBB-/Baa3, with respect to borrowings under our revolving credit facility (a) such borrowings will bear interest at either LIBOR plus 1.300% or 1.500% per annum or the alternative base rate referenced above plus 0.300% or 0.500% per annum, in each case, depending on our leverage ratio and (b) the facility fee will be 0.200% or 0.250%.
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
The revolving credit facility contains certain covenants, including financial covenants that limit our maximum leverage (consisting of the ratio of Adjusted Total Debt to Consolidated EBITDA, each as defined in the revolving credit facility) to not more than 4.5 to 1, and limit our Secured Funded Debt Ratio (consisting of the ratio of Secured Funded Debt to Property and Equipment, each as defined in the revolving credit facility), to not more than 0.30 to 1. Our outstanding Senior Notes do not contain a corresponding financial covenant or a requirement that we maintain certain financial ratios. We currently satisfy all the covenants in our revolving credit facility and Senior Notes, and do not expect the covenants will restrict our ability to meet our anticipated borrowing and guarantee levels, or increase those levels should we decide to do so in the future.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had a total of $230 million and $228 million in letters of credit issued directly with financial institutions outstanding at December 31, 2016 and December 31, 2015, respectively. These letters of credit had weighted average fees of 98 basis points and a range of maturity of up to five years at December 31, 2016.
Other Indebtedness and Future Debt Maturities
Excluding the $1,196 million of Senior Notes, all other third-party indebtedness at December 31, 2016 was $368 million.
At December 31, 2016, $119 million of our outstanding debt will mature in the following twelve months. We believe we will have adequate liquidity, including our capacity to borrow under our revolving credit facility, and/or the ability to execute on refinancing or new issuances of debt to meet requirements for scheduled maturities.

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2016:

		Payments Due by Period
	Total	2017	2018	2019	2020	2021	Thereafter
Debt (1)	$2,101	$191	$90	$285	$74	$323	$1,138
Capital lease obligations (1)	20	2	3	3	2	2	8
Operating lease obligations	614	41	35	39	29	26	444
Purchase obligations	79	79	—	—	—	—	—
Other long-term liabilities (2)	375	2	2	1	1	1	368
Total contractual obligations	$3,189	$315	$130	$328	$106	$352	$1,958

(1)	Includes principal as well as interest payments. Assumes constant foreign exchange rates at December 31, 2016 for floating rate debt and international debt.

(2)	Primarily consists of deferred compensation plan liabilities. Excludes $100 million in long-term tax positions due to the uncertainty related to the timing of the reversal of those positions.
Guarantee Commitments
The following table summarizes our guarantee commitments at December 31, 2016:

		Amount of Guarantee Commitments Expiration by Period
	Total Amounts Committed	2017	2018	2019	2020	2021	Thereafter
Performance guarantees (1)	$346	$84	$—	$—	$234	$—	$28
Debt repayment guarantees (2)	576	33	—	25	493	25	—
Total guarantee commitments	$922	$117	$—	$25	$727	$25	$28

(1)	Consists of contractual agreements with third-party owners which require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels.

(2)
Consists of various debt repayment guarantees related to our unconsolidated hospitality ventures and certain managed hotels. Certain of these underlying debt agreements have extension periods which are not reflected in the table above. With respect to certain of these debt repayment guarantees we have agreements with either our unconsolidated hospitality venture partner, the respective hotel owners or other third parties which reduce our maximum guarantee which are not reflected in the table above.

See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 14 to the Consolidated Financial Statements."
Investment Commitments
The following table summarizes our investment commitments, which represent our commitment to fund contract acquisition costs and other investments such as unconsolidated hospitality ventures, at December 31, 2016:

		Amount of Investment Commitments Expected Funding by Period
	Total Amounts Committed	2017	2018	2019	2020	2021	Thereafter
Investment commitments	$378	$137	$194	$29	$1	$1	$16

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at December 31, 2016 included purchase obligations of $79 million, letters of credit of $230 million and surety bonds of $25 million. These amounts are discussed in "—Sources and Uses of Cash—Revolving Credit Facility and —Letters of Credit", "—Contractual Obligations" and Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 14 to the Consolidated Financial Statements."

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
A number of our accounting policies, which are described in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 2 to the Consolidated Financial Statements", are critical due to the fact they involve a higher degree of judgment and estimates. Those accounting policies and other critical estimates are included below. As a result, these accounting policies could materially affect our financial position and results of operations. While we have used our best estimates based on the facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period. In addition, changes in the accounting estimates that we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. Although we believe our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of the board of directors.
Guarantees
We enter into performance guarantees related to certain hotels we manage. We also enter into debt repayment guarantees with respect to our unconsolidated hospitality ventures and certain managed or franchised hotels. Upon inception of the guarantee, we record a stand ready to perform liability that is measured at fair value. In order to estimate fair value we use a Monte Carlo simulation to model the probability of possible outcomes. Determination of fair value requires we make certain assumptions and judgments based on our knowledge of the hospitality industry, market conditions, location of the property and specific information available at the time of the valuation.
Goodwill
We evaluate goodwill for impairment on an annual basis during the fourth quarter using balances at October 1 and at an interim date if indications of impairment exist. The Company has six reporting units on which we have a goodwill balance at December 31, 2016.
Determining whether or not indications of impairment exist requires us to apply judgment. The final determination of the occurrence of a triggering event is based on our knowledge of the hospitality industry, historical experience, location of the property, market conditions and specific information available at the time of the assessment. We realize, however, that the results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis.
Historically, changes in estimates used in the goodwill impairment evaluations have not resulted in impairment charges in subsequent periods as a result of changes in those estimates. However, changes in the economic and operating conditions impacting the assumptions and estimates could result in an impairment charge which could be material to our earnings. In the current period, a change in our assumptions and estimates that could reduce the fair value for one of our reporting units at December 31, 2016 by 4% would result in an impairment charge of up to $17 million.  For all other reporting units, a change in our assumptions and estimates that could reduce the fair value of each reporting unit at December 31, 2016 by 10% would not result in an impairment charge.
Business Combinations
Assets acquired and liabilities assumed in a business combination are recorded at fair value as of the acquisition date. We use judgment to determine the fair value of the property acquired and to determine the amount of value to allocate to each identifiable asset or liability. Typically, tangible assets acquired include property, plant and equipment, and intangible assets may include a management agreement intangible, an indefinite-lived brand intangible, advanced bookings or goodwill. Changes to the significant assumptions or factors used to determine fair value could affect the measurement and allocation of fair value.

Property and Equipment and Definite-Lived Intangibles
We evaluate property and equipment and definite-lived intangibles for impairment on a quarterly basis. If we determine there are indications of potential impairment, we perform a recoverability analysis comparing the projected undiscounted future cash flows of the assets to the net book value of the assets. If the projected undiscounted future cash flows are less than the net book value of the assets, a fair value analysis is prepared and the excess of the net book value over the estimated fair value is charged to asset impairments within our consolidated statements of income. When determining fair value, we use internally developed discounted future cash flow models, third-party appraisals and, if appropriate, current estimated net sales proceeds from pending offers.
As part of the process detailed above we use judgment to determine whether indications of impairment exist. The determination of the occurrence of a triggering event is based on our knowledge of the hospitality industry, historical experience, location of the property, market conditions and property-specific information available at the time of the assessment. We realize, however, that the results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis.
Changes in economic and operating conditions impacting the judgments used could result in impairments to our long-lived assets in future periods, which could be material to our earnings. Historically, changes in estimates used in the property and equipment and definite-lived intangibles impairment assessment process have not resulted in impairment charges in subsequent periods as a result of changes made to those estimates.
Available-for-Sale Debt Securities ("AFS")
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 4 to the Consolidated Financial Statements" for our assessment process and further information regarding our estimates used in determining the fair value of AFS debt securities.
Unconsolidated Hospitality Ventures
We assess investments in unconsolidated hospitality ventures for impairment quarterly. We use judgment to determine whether or not there is an indication that a loss in value has occurred and whether a decline is deemed to be other than temporary. The determination of whether a loss in value has occurred is based on our knowledge of the hospitality industry, historical experience, location of the underlying venture property, market conditions and venture-specific information available at the time of the assessment.
Changes in economic and operating conditions impacting these estimates and judgments could result in impairments to our investments in unconsolidated hospitality ventures in future periods. Historically, changes in estimates used in the unconsolidated hospitality ventures impairment assessment process have not resulted in impairment charges in subsequent periods as a result of changes made to those estimates.
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
Insurance
Our insurance reserves are accrued based on estimates of the ultimate cost of claims that occurred during the covered period, which includes claims incurred but not reported, for which we will be responsible. These estimates are prepared with the assistance of outside actuaries and consultants. Actual cost of claims may differ from our original estimates and could result in a material change to our liability.
Hyatt Gold Passport Future Redemption Obligation
We utilize an actuary to assist with our estimate of our future redemption obligation related to the Hyatt Gold Passport Program ("the Program"). Changes in the estimates used in the determination of the future redemption obligation, including the estimate of the "breakage" for points that will never be redeemed, could result in a material change to our future redemption obligation.
At December 31, 2016, the redemption liability related to the Program was $446 million. A 10% decrease in the breakage assumption would have resulted in an increase in the redemption liability of approximately $45 million at December 31, 2016.
Future Adoption of Accounting Standards
In May 2014, the FASB released Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for contracts with customers. In August 2015, the FASB released Accounting Standards Update No. 2015-14 ("ASU 2015-14"), Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 delays the effective date of ASU 2014-09 by one year, making it effective for interim periods and fiscal years beginning after December 15, 2017, with early adoption permitted as of the original effective date under ASU 2014-09. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 2 to the Consolidated Financial Statements" for the Company’s current evaluation of the impact of adopting ASU 2014-09.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At December 31, 2016, we were a party to hedging transactions including the use of derivative financial instruments, as discussed below.
Interest Rate Risk
In the normal course of business, we are exposed to the impact of interest rate changes due to our borrowing activities. Our objective is to manage the risk of interest rate changes on the results of operations, cash flows, and the market value of our debt by creating an appropriate balance between our fixed and floating-rate debt. We enter into interest rate derivative transactions from time to time, including interest rate swaps, in order to maintain a level of exposure to interest rate variability that we deem acceptable. At December 31, 2016 and December 31, 2015 we did not hold any interest rate swap contracts.
The following table sets forth the contractual maturities and the total fair values at December 31, 2016 for our financial instruments materially affected by interest rate risk:

	Maturities by Period
	2017	2018	2019	2020	2021	Thereafter	Total Carrying Amount	Total Fair Value
Fixed-rate debt (1)	$4	$4	$200	$5	$255	$918	$1,386	$1,450
Average interest rate (2)							4.89%
Floating-rate debt (3)	$113	$13	$13	$13	$13	$14	$179	$192
Average interest rate (2)							4.95%
(1) Excludes capital lease obligations of $15 million and unamortized discounts and deferred financing fees of $16 million.
(2) Average interest rate as of December 31, 2016.
(3) Includes the Grand Hyatt Rio de Janeiro construction loan which had a 9.00% interest rate at December 31, 2016. For additional information on floating-rate debt, see Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 9 to the Consolidated Financial Statements."

Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. These foreign currency exposures typically arise from third-party debt, debt repayment guarantees and intercompany transactions. The U.S. dollar equivalent of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany transactions, with terms of less than one year, were as follows:

	December 31, 2016	December 31, 2015
Pound sterling	$122	$170
Korean won	35	33
Canadian dollar	32	61
Swiss franc	15	9
Indian rupee	—	27
Brazilian real	—	4
Total notional amount of forward contracts	$204	$304
We intend to offset the gains and losses related to our third-party debt, debt repayment guarantees and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income. At December 31, 2016, a hypothetical 10% change in foreign currency exchange rates would result in an immaterial change in the fair value of the hedging instrument.
For the years ended December 31, 2016, December 31, 2015 and December 31, 2014, the effects of these derivative instruments within other income (loss), net on our consolidated financial statements resulted in gains of $25 million, $22 million and $10 million, respectively. We offset the gains and losses on our foreign currency forward contracts with gains and losses related to our intercompany loans and transactions, such that there is a negligible effect to net income.

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
The information required by this Item 10 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2016 pursuant to Regulation 14A under the Exchange Act in connection with our 2017 Annual Meeting of Stockholders.
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
Code of Business Conduct and Ethics
The Company has adopted the Hyatt Hotels Corporation Code of Business Conduct and Ethics (the "Code of Ethics"), which is applicable to all of the Hyatt directors, officers and colleagues, including the Company's President and Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller and other senior financial officers performing similar functions. The Code of Ethics is posted on the Company's website at http://www.hyatt.com. The Company will furnish a copy of the Code of Ethics to any person, without charge, upon written request directed to: Treasurer and Senior Vice President, Investor Relations and Corporate Finance, Hyatt Hotels Corporation, 71 South Wacker Drive, Chicago, Illinois 60606. In the event that the Company amends or waives any of the provisions of the Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller and other senior financial officers performing similar functions, the Company intends to disclose the subsequent information on its website.

Item 11.	Executive Compensation.
The information required by this Item 11 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2016 pursuant to Regulation 14A under the Exchange Act in connection with our 2017 Annual Meeting of Stockholders.
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
The information required by this Item 12 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2016 pursuant to Regulation 14A under the Exchange Act in connection with our 2017 Annual Meeting of Stockholders.
Information related to this Item 12 appears under the caption: "STOCK—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the definitive proxy statement.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information at December 31, 2016 about Class A common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	6,050,863	(1)	$47.82	(2)	5,178,082	(3)
Equity Compensation Plans Not Approved by Security Holders	—		—		1,469,195	(4)
Total	6,050,863		$47.82		6,647,277
(1) Includes (a) Stock Appreciation Rights ("SARs") to purchase 4,679,347 shares of Class A common stock issued under the LTIP with a weighted average exercise price of $47.82 (calculated on a one-for-one basis), (b) 1,354,485 shares of Class A common stock to be issued or retained, as applicable, upon the vesting of Restricted Stock Units ("RSUs") and Performance Share Units ("PSUs") issued under the LTIP for which no exercise price will be paid (assuming maximum payout of PSU awards) and (c) 17,031 shares of Class A common stock issued pursuant to the ESPP in connection with the October 2016 to December 2016 purchase period (which shares will be issued in January 2017).
(2) The calculation of weighted average exercise price only includes outstanding SARs.
(3) Includes (a) 4,628,349 shares of Class A common stock that remain available for issuance under the LTIP and (b) 549,733 shares of Class A common stock that remain available for issuance pursuant to the ESPP.
(4) Includes (a) 1,169,195 shares of Class A common stock that remain available for issuance pursuant to the DCP and (b) 300,000 shares of Class A common stock that remain available for issuance pursuant to the FRP.
The DCP provides eligible participants employed in the United States with the opportunity to defer a portion of their compensation and receive employer contributions. Compensation deferred under the DCP as well as employer contributions, if any, are credited to a participant’s account under the DCP and are held in a rabbi trust on behalf of the participants. A participant may direct the investment of funds in such participant’s account in certain investment funds. In 2010, certain participants were offered a one-time election to have up to 15% of certain fully vested and nonforfeitable accounts invested in Class A common stock (with the account balances calculated as of June 1, 2010). In connection with such elections, 30,805 shares of Class A common stock were issued to the trustee of the DCP. The number of shares of Class A common stock to be allocated to each electing participant’s account was determined by dividing the dollar amount of such participant’s elected percentage of such participant's account balance by the closing price of Class A common stock on June 2, 2010. The shares of Class A common stock held in such accounts are held in the trust on behalf of the participant until distributed upon termination of employment. Participants’ accounts under the DCP generally are distributed in cash. However, the portion of the participant’s account invested in Class A common stock will be distributed in shares of Class A common stock. The material terms of the FRP are the same as the material terms of the DCP. Participants in the FRP are employees located outside of the United States. Participants in the FRP have not been given an election to invest their accounts in Class A common stock due to international securities law considerations. However, the board of directors has reserved 300,000 shares of Class A common stock for issuance under the FRP in the event that participants in the FRP are given such an election in the future.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2016 pursuant to Regulation 14A under the Exchange Act in connection with our 2017 Annual Meeting of Stockholders.
Information related to this Item 13 appears under the captions: "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" and "CORPORATE GOVERNANCE—DIRECTOR INDEPENDENCE" in the definitive proxy statement.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2016 pursuant to Regulation 14A under the Exchange Act in connection with our 2017 Annual Meeting of Stockholders.
Information related to this Item 14 appears under the caption "INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in the definitive proxy statement.

Part IV

Item 15.	Exhibits and Financial Statement Schedule.
The following documents are filed as part of this annual report.

(a)	Financial Statements
The following consolidated financial statements are included in this annual report on the pages indicated:

(b)	Financial Statement Schedule
The following financial statement schedule is included in this annual report on the page indicated:

Page
Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2016, December 31, 2015 and December 31, 2014	SCHII-1

(c)	Exhibits
The Exhibit Index follows Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2016, December 31, 2015 and December 31, 2014 and is incorporated herein by reference.

Item 16.	Form 10-K Summary.
Omitted at registrant’s option.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYATT HOTELS CORPORATION

	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer

Date: February 16, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Mark S. Hoplamazian	President, Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2017
Mark S. Hoplamazian
/s/ Patrick J. Grismer	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 16, 2017
Patrick J. Grismer
/s/ Bradley O'Bryan	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 16, 2017
Bradley O'Bryan
/s/ Thomas J. Pritzker	Executive Chairman of the Board	February 16, 2017
Thomas J. Pritzker
/s/ Richard A. Friedman	Director	February 16, 2017
Richard A. Friedman
/s/ Susan D. Kronick	Director	February 16, 2017
Susan D. Kronick
/s/ Mackey J. McDonald	Director	February 16, 2017
Mackey J. McDonald
/s/ Cary D. McMillan	Director	February 16, 2017
Cary D. McMillan
/s/ Pamela M. Nicholson	Director	February 16, 2017
Pamela M. Nicholson
/s/ Jason Pritzker	Director	February 16, 2017
Jason Pritzker
/s/ Michael A. Rocca	Director	February 16, 2017
Michael A. Rocca
/s/ Richard C. Tuttle	Director	February 16, 2017
Richard C. Tuttle
/s/ James H. Wooten, Jr.	Director	February 16, 2017
James H. Wooten, Jr.
/s/ William Wrigley, Jr.	Director	February 16, 2017
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
Management assessed the effectiveness of Hyatt Hotels Corporation’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that Hyatt Hotels Corporation maintained effective internal control over financial reporting as of December 31, 2016.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Hyatt Hotels Corporation’s internal control over financial reporting as of December 31, 2016. That report is included in Item 15 of this Annual Report on Form  10-K.

/s/ Mark S. Hoplamazian
Mark S. Hoplamazian President & Chief Executive Officer

/s/ Patrick J. Grismer
Patrick J. Grismer Executive Vice President, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hyatt Hotels Corporation
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Hyatt Hotels Corporation and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hyatt Hotels Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hyatt Hotels Corporation
Chicago, Illinois
We have audited the internal control over financial reporting of Hyatt Hotels Corporation and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 16, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 16, 2017

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2016, December 31, 2015, and December 31, 2014
(In millions of dollars, except per share amounts)

	2016	2015	2014
REVENUES:
Owned and leased hotels	$2,108	$2,079	$2,246
Management and franchise fees	448	427	387
Other revenues	40	36	75
Other revenues from managed properties	1,833	1,786	1,707
Total revenues	4,429	4,328	4,415
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	1,610	1,562	1,691
Depreciation and amortization	342	320	354
Other direct costs	30	29	35
Selling, general, and administrative	315	308	349
Other costs from managed properties	1,833	1,786	1,707
Direct and selling, general, and administrative expenses	4,130	4,005	4,136
Net gains and interest income from marketable securities held to fund operating programs	19	4	15
Equity earnings (losses) from unconsolidated hospitality ventures	68	(64)	25
Interest expense	(76)	(68)	(71)
Gains (losses) on sales of real estate and other	(23)	9	311
Asset impairments	—	(5)	(17)
Other income (loss), net	2	(5)	(17)
INCOME BEFORE INCOME TAXES	289	194	525
PROVISION FOR INCOME TAXES	(85)	(70)	(179)
NET INCOME	204	124	346
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(2)
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$204	$124	$344
EARNINGS PER SHARE—Basic
Net income	$1.53	$0.87	$2.26
Net income attributable to Hyatt Hotels Corporation	$1.53	$0.87	$2.25
EARNINGS PER SHARE—Diluted
Net income	$1.52	$0.86	$2.24
Net income attributable to Hyatt Hotels Corporation	$1.52	$0.86	$2.23

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2016, December 31, 2015, and December 31, 2014
(In millions of dollars)

	2016	2015	2014
Net income	$204	$124	$346
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (benefit) expense of $-, $(2), and $1 for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively	(42)	(102)	(93)
Unrealized gains (losses) on available-for-sale securities, net of tax (benefit) expense of $(4), $21, and $2 for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively	(6)	33	—
Unrecognized pension cost, net of tax benefit of $-, $-, and $(1) for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively	—	(2)	—
Unrealized gains on derivative activity, net of tax expense of $1, $1, and $1 for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively	1	1	1
Other comprehensive loss	(47)	(70)	(92)
COMPREHENSIVE INCOME	157	54	254
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(2)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$157	$54	$252

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and December 31, 2015
(In millions of dollars, except share and per share amounts)

	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$482	$457
Restricted cash	76	96
Short-term investments	56	46
Receivables, net of allowances of $18 and $15 at December 31, 2016 and December 31, 2015, respectively	304	298
Inventories	28	12
Prepaids and other assets	153	152
Prepaid income taxes	40	63
Total current assets	1,139	1,124
Investments	186	327
Property and equipment, net	4,270	4,031
Financing receivables, net of allowances	19	20
Goodwill	125	129
Intangibles, net	599	547
Deferred tax assets	313	301
Other assets	1,098	1,112
TOTAL ASSETS	$7,749	$7,591
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$119	$328
Accounts payable	162	141
Accrued expenses and other current liabilities	514	516
Accrued compensation and benefits	129	122
Total current liabilities	924	1,107
Long-term debt	1,445	1,042
Other long-term liabilities	1,472	1,447
Total liabilities	3,841	3,596
Commitments and contingencies (see Note 14)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of December 31, 2016 and December 31, 2015	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 39,952,061 issued and outstanding at December 31, 2016, Class B common stock, $0.01 par value per share, 422,857,621 shares authorized, 90,863,209 shares issued and outstanding at December 31, 2016. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 26,604,687 issued and outstanding at December 31, 2015, Class B common stock, $0.01 par value per share, 441,623,374 shares authorized, 109,628,962 shares issued and outstanding at December 31, 2015	1	1
Additional paid-in capital	1,686	1,931
Retained earnings	2,493	2,289
Accumulated other comprehensive loss	(277)	(230)
Total stockholders’ equity	3,903	3,991
Noncontrolling interests in consolidated subsidiaries	5	4
Total equity	3,908	3,995
TOTAL LIABILITIES AND EQUITY	$7,749	$7,591

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016, December 31, 2015, and December 31, 2014
(In millions of dollars)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$204	$124	$346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	342	320	354
Amortization of share awards	26	26	52
Deferred income taxes	(3)	(103)	(28)
Equity (earnings) losses from unconsolidated hospitality ventures and distributions received	(33)	100	54
(Gains) losses on sales of real estate and other	23	(9)	(311)
Other	(38)	55	(18)
Increase (decrease) in cash attributable to changes in assets and liabilities:
Restricted cash	(4)	78	(18)
Receivables, net	(14)	29	(28)
Inventories	2	1	8
Prepaid income taxes	21	(16)	(53)
Accounts payable, accrued expenses and other current liabilities	7	(7)	186
Accrued compensation and benefits	7	5	(9)
Other long-term liabilities	10	1	(19)
Other, net	(61)	(66)	(43)
Net cash provided by operating activities	489	538	473
(Continued)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016, December 31, 2015, and December 31, 2014
(In millions of dollars)

	2016	2015	2014
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	$(464)	$(530)	$(421)
Proceeds from marketable securities and short-term investments	457	521	320
Contributions to investments	(107)	(37)	(114)
Return of investments	132	19	57
Acquisitions, net of cash acquired	(492)	(3)	(548)
Capital expenditures	(211)	(269)	(253)
Issuance of financing receivables	(38)	(8)	(5)
Proceeds from financing receivables	38	28	56
Proceeds from sales of real estate and other, net of cash disposed	289	88	1,467
Sales proceeds transferred to escrow as restricted cash	—	—	(870)
Sales proceeds transferred from escrow to cash and cash equivalents	29	143	714
(Increase) decrease in restricted cash	(6)	19	(8)
Other investing activities	(7)	(18)	(22)
Net cash (used in) provided by investing activities	(380)	(47)	373
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs of $4, $-, and $-, respectively	620	12	249
Repayments of long-term debt	(438)	(5)	(208)
Repurchase of common stock	(272)	(715)	(443)
Repayment of capital lease obligation	—	—	(191)
Other financing activities	(6)	(7)	(14)
Net cash used in financing activities	(96)	(715)	(607)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	12	(4)	(8)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25	(228)	231
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	457	685	454
CASH AND CASH EQUIVALENTS—END OF PERIOD	$482	$457	$685
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$75	$69	$71
Cash paid during the period for income taxes	$95	$145	$267
Non-cash investing and financing activities are as follows:
Non-cash contributions to investments	$13	$17	$—
Non-cash management and franchise agreement intangibles	$47	$3	$—
Change in accrued capital expenditures	$2	$6	$4
(Concluded)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2016, December 31, 2015, and December 31, 2014
(In millions of dollars)

	Total	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries
BALANCE—January 1, 2014	$4,777	$2	$3,015	$1,821	$(1)	$(68)	$8
Total comprehensive income	254	—	—	344	—	(92)	2
Disposals of shares in noncontrolling interests	(4)	—	—	—	—	—	(4)
Repurchase of common stock	(445)	—	(445)	—	—	—	—
Directors compensation	2	—	2	—	—	—	—
Employee stock plan issuance	3	—	3	—	—	—	—
Share-based payment activity	45	—	45	—	—	—	—
Other	(1)		1				(2)
BALANCE—December 31, 2014	$4,631	$2	$2,621	$2,165	$(1)	$(160)	$4
Total comprehensive income	54	—	—	124	—	(70)	—
Repurchase of common stock	(715)	(1)	(714)	—	—	—	—
Directors compensation	2	—	2	—	—	—	—
Employee stock plan issuance	3	—	3	—	—	—	—
Share-based payment activity	20	—	19	—	1	—	—
BALANCE—December 31, 2015	$3,995	$1	$1,931	$2,289	$—	$(230)	$4
Total comprehensive income	157	—	—	204	—	(47)	—
Contributions from noncontrolling interests	1	—	—	—	—	—	1
Repurchase of common stock	(272)	—	(272)	—	—	—	—
Directors compensation	2	—	2	—	—	—	—
Employee stock plan issuance	3	—	3	—	—	—	—
Share-based payment activity	22	—	22	—	—	—	—
BALANCE—December 31, 2016	$3,908	$1	$1,686	$2,493	$—	$(277)	$5

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, unless otherwise indicated)

1.     ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively "Hyatt Hotels Corporation") provide hospitality services on a worldwide basis through the development, ownership, operation, management, franchising, and licensing of hospitality related businesses. We develop, own, operate, manage, franchise, license or provide services to a portfolio of properties consisting of full service hotels, select service hotels, resorts and other properties, including timeshare, fractional and other forms of residential or vacation properties. At December 31, 2016, (i) we operated or franchised 315 full service hotels, comprising 123,117 rooms throughout the world, (ii) we operated or franchised 342 select service hotels, comprising 48,016 rooms, of which 313 hotels are located in the United States, and (iii) our portfolio of properties included 6 franchised all inclusive Hyatt-branded resorts, comprising 2,401 rooms. At December 31, 2016 our portfolio of properties operated in 56 countries around the world.
As used in these Notes, the terms "Company," "we," "us," or "our" mean Hyatt Hotels Corporation and its consolidated subsidiaries.
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

•	Other revenues:

–
Other revenues include revenues from our co-branded credit card. We recognize revenue from our co-branded credit card upon: (1) the sale of points to our third-party partner and (2) the fulfillment or expiration of a card member's promotional awards. We receive fees from our third-party partner upon activation of each credit card once the card member reaches a specified level of spend, which we defer until the associated promotional nights awarded are redeemed or expired.

–
Other revenues also include revenues from our vacation ownership business, earned through the date of the sale of the business in the fourth quarter of 2014. Prior to the sale, we recognized vacation ownership revenue when a minimum of 10% of the purchase price for the interval had been received, the period of cancellation with refund had expired, and receivables were deemed collectible. For sales that did not qualify for full revenue recognition, as the project had progressed beyond the preliminary stages, but had not yet reached completion, all revenue and associated direct expenses were initially deferred and recognized in earnings through the percentage-of-completion method. In periods subsequent to the sale of the business, we earn license fees that are recorded to management and franchise fees on our consolidated statements of income.

•
Other revenues from managed properties represent the reimbursement of costs incurred on behalf of the owners of hotel properties we manage. These costs relate primarily to payroll costs at managed properties where we are the employer, as well as reservations, marketing and technology costs. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our net income.

Cash Equivalents—We consider all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents.
Restricted Cash—We had restricted cash of $76 million and $96 million at December 31, 2016 and December 31, 2015, respectively, which includes:

•
$40 million and $70 million, respectively, related to sales proceeds from the 2014 dispositions of two Canadian hotels, as the Canadian tax regulations require a portion of the proceeds be classified as restricted until completion of regulatory review (see Note 7);

•
$14 million and $13 million, respectively, related to debt service on bonds acquired in connection with the acquisition of the entity that owned Grand Hyatt San Antonio (see Note 9); in addition, we have $11 million and $10 million, respectively, recorded in other assets; and

•	$9 million and $7 million, respectively, related to our captive insurance subsidiary for minimum capital and surplus requirements in accordance with local insurance regulations (see Note 14).
The remaining restricted cash balances of $13 million and $6 million at December 31, 2016 and December 31, 2015, respectively, relate to escrow deposits on construction projects and other arrangements. These amounts are invested in interest-bearing accounts.
Investments—We have investments in unconsolidated hospitality ventures recorded under the equity and cost methods. These investments are an integral part of our business and are strategically and operationally important to our overall results. We assess investments in unconsolidated hospitality ventures for impairment quarterly. When there is indication a loss in value has occurred, we evaluate the carrying value in comparison to the estimated fair value of the investment. Fair value is based upon internally developed discounted cash flow models, third-party appraisals, and if appropriate, current estimated net sales proceeds from pending offers. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future cash flows, the discount rates and the capitalization rate assumptions. Our estimates of projected future cash flows are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-term planning process. If the estimated fair value is less than carrying value, we use our judgment to determine if the decline in value is other than temporary. In determining this, we consider factors including, but not limited to, the length of time and extent of the decline, loss of value as a percentage of the cost, financial condition and near-term financial projections, our intent and ability to recover the lost value and current economic conditions. Impairments deemed other than temporary are charged to equity earnings (losses) from unconsolidated hospitality ventures or other income (loss), net on our consolidated statements of income. For additional information about investments, see Note 3.
Marketable Securities—Our investments in marketable securities consist of various types of mutual funds, preferred shares, time deposits, common stock and fixed income securities, including U.S. government obligations, obligations of other government agencies, corporate debt, mortgage-backed and asset-backed securities and municipal and provincial notes and bonds and are classified as either trading, AFS or held-to-maturity ("HTM").

•
Trading securities—recorded at fair value based on listed market prices or dealer price quotations where available. Realized gains and losses on trading securities are reflected in net gains and interest income from marketable securities held to fund operating programs on our consolidated statements of income.

•
AFS securities—recorded at fair value as described in Note 4. Unrealized gains and losses on AFS securities are reported as part of accumulated other comprehensive loss on the consolidated balance sheets. Realized gains and losses on AFS securities are recognized in other income (loss), net on our consolidated statements of income.

•	HTM securities—debt security investments which we have the ability to hold until maturity and are recorded at amortized cost.
AFS and HTM securities are assessed for impairment quarterly. To determine if an impairment is other than temporary, we consider the duration and severity of the loss position, the strength of the underlying collateral, the term to maturity, credit rating and our intent to sell. For debt securities that are deemed other than temporarily impaired and there is no intent to sell, impairments are separated into the amount related to the credit loss, which is typically recorded in other income (loss), net on our consolidated statements of income and the amount related to all other factors, which is recorded in accumulated other comprehensive loss on our consolidated balance sheets. For debt securities that are deemed other than temporarily impaired and there is intent to sell, impairments in their entirety are recorded on our consolidated statements of income. For additional information about marketable securities, see Note 4.
Foreign Currency—The functional currency of our consolidated entities located outside the United States of America is generally the local currency. The assets and liabilities of these entities are translated into U.S. dollars at year-end exchange rates, and the related gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive loss on the consolidated balance sheets. Gains and losses from foreign currency transactions are included in earnings. Gains and losses from foreign exchange rate changes related to intercompany receivables and payables of a long-term nature are generally included in accumulated other comprehensive loss. Gains and losses from foreign exchange rate movement related to intercompany receivables and payables that are not long-term are included in earnings.
Financing Receivables—Financing arrangements represent contractual rights to receive money either on demand or on fixed or determinable dates and are recognized on our consolidated balance sheets at amortized cost in current and long-term receivables. We recognize interest income as earned and provide an allowance for cancellations and defaults. Our financing receivables are composed of individual unsecured loans and other types of unsecured financing arrangements provided to hotel owners. These financing receivables have stated maturities and interest rates, however, the repayment terms vary and may be dependent upon future cash flows of the hotel.
On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity. We determine our financing to hotel owners to be non-performing if interest or principal is greater than 90 days past due based on the contractual terms of the individual financing receivables, if an impairment charge is recorded for a loan, or if a provision is established for our other financing arrangements. If we consider a financing receivable to be non-performing, we place the financing receivable on non-accrual status.
We individually assess all loans within financing receivables for impairment quarterly. This assessment is based on an analysis of several factors including current economic conditions and industry trends, as well as the specific risk characteristics of these loans including capital structure, loan performance, market factors, and the underlying hotel performance. When it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the individual loan agreement or if projected future cash flows available for repayment of unsecured receivables indicate there is a collection risk, we measure the impairment based on the present value of projected future cash flows discounted at the loan’s effective interest rate. For impaired loans, we establish a specific loan loss reserve for the difference between the recorded investment in the loan and the estimated fair value.
In addition to loans, we include other types of financing arrangements in unsecured financing to hotel owners which we do not assess individually for impairment. We regularly evaluate our reserves for these other financing arrangements.
We write off financing to hotel owners when we determine the receivables are uncollectible and when all commercially reasonable means of recovering the receivable balances have been exhausted.
We recognize interest income when received for impaired loans and financing receivables on non-accrual status which is recorded to other income (loss), net in the accompanying consolidated statements of income. Accrual of interest income is resumed when the receivable becomes contractually current and collection doubts are removed. For additional information about financing receivables, see Note 6.
Accounts Receivable—Our accounts receivable primarily consist of trade receivables due from guests for services rendered at our owned and leased properties and from hotel owners with whom we have management and franchise agreements for services rendered and for reimbursements of costs incurred on behalf of managed and franchised properties. We record an accounts receivable reserve when losses are probable, based on an assessment of past collection activity and current business conditions.
Inventories—Inventories are comprised of operating supplies and equipment that have a period of consumption of two years or less, and food and beverage items at our owned and leased hotels which are generally valued at the lower of cost (first-

in, first-out) or market. Inventories also include residential inventories, which include two building structures containing luxury villas and the associated land. Inventories are carried at the lower of cost or net realizable value.
Property and Equipment and Definite-Lived Intangibles—Property and equipment and definite-lived intangibles are stated at cost, including interest incurred during development and construction periods, less accumulated depreciation and amortization. Depreciation and amortization are recognized over the estimated useful lives of the assets, primarily on the straight-line method.
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
We assess property and equipment and definite-lived intangibles for impairment quarterly. When events or circumstances indicate the carrying amount may not be recoverable, we evaluate the net book value of the assets for impairment by comparison to the projected undiscounted future cash flows of the assets. The principal factor used in the undiscounted cash flow analysis requiring judgment is the projected future operating cash flows, which are based on historical data, various internal estimates and a variety of external resources, and are developed as part of our routine, long-term planning process.
If the projected undiscounted future cash flows are less than the net book value of the assets, the fair value is determined based upon internally developed discounted cash flows of the assets, third-party appraisals, and if appropriate, current estimated net sales proceeds from pending offers. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future cash flows, the discount rates and the capitalization rate assumptions. The excess of the net book value over the estimated fair value is charged to asset impairments within our consolidated statements of income.
We evaluate the carrying value of our property and equipment and definite-lived intangibles based on our plans, at the time, for such assets and consider qualitative factors such as future development in the surrounding area, status of local competition and any significant adverse changes in the business climate. Changes to our plans, including a decision to dispose of or change the intended use of an asset, may have a material impact on the carrying value of the asset.
For additional information about property and equipment and definite-lived intangibles, see Notes 5 and 8, respectively.
Acquisitions—Assets acquired and liabilities assumed in business combinations are recorded on our consolidated balance sheets as of the respective acquisition dates based upon their estimated fair values, see Note 7. The results of operations of businesses acquired by us have been included in the consolidated statements of income since their respective dates of acquisition. In certain circumstances, the purchase price allocations are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive final information, including appraisals and other analyses.
Under the supervision of management, independent third-party valuation specialists estimate the fair value of our properties acquired using various recognized valuation methods including the income approach, the cost approach, and the sales comparison approach, which are primarily based on Level Three assumptions. Assumptions utilized in determining the fair value under these approaches include, but are not limited to, historical financial results when applicable, projected cash flows, discount rates, capitalization rates, current market conditions and comparable transactions. The fair value is then allocated to tangible and intangibles assets with any remaining value assigned to goodwill, if applicable. Various assumptions are used when determining the value to allocate to each identifiable asset, including, discount rates, royalty rates, timing of future cash flows and a variety of external sources. When we acquire the remaining ownership interest in or the property from an unconsolidated hospitality venture in a step acquisition, we estimate the fair value of our equity interest using the assumed cash proceeds we would receive from sale to a third party at a market sales price, which is determined using the aforementioned fair value methodologies and assumptions.

Guarantees—We enter into performance guarantees related to certain hotels we manage. We also enter into debt repayment guarantees with respect to certain hotels we manage or franchise, typically in which we also hold an equity investment. We record a liability for the fair value of these performance and debt repayment guarantees at their inception date. In order to estimate fair value we use a Monte Carlo simulation to model the probability of possible outcomes. The valuation methodology requires that we make certain assumptions and judgments regarding: discount rates, volatility, hotel operating results and hotel property sales prices. The fair value is not re-valued due to future changes in assumptions. The corresponding offset depends on the circumstances in which the guarantee was issued and is recorded to investments, intangibles or expense. We amortize the liability for the fair value of a guarantee into income over the term of the guarantee using a systematic and rational, risk-based approach. Performance guarantees and debt repayment guarantees related to our managed or franchised hotels are amortized into income in other income (loss), net in the consolidated statements of income and debt repayment guarantees that relate to our unconsolidated hospitality ventures are amortized into equity earnings (losses) from unconsolidated hospitality ventures in the consolidated statements of income. On a quarterly basis, we evaluate the likelihood of funding under a guarantee. To the extent we determine an obligation to fund under a guarantee is both probable and estimable based upon performance during the period, we record a separate contingent liability in other income (loss), net or equity earnings (losses) from unconsolidated hospitality ventures. For additional information about guarantees, see Note 14.
Goodwill—Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. As required, we evaluate goodwill for impairment on an annual basis, and do so during the fourth quarter of each year using balances as of October 1 and at an interim date if indications of impairment exist. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount. This is done either by performing a qualitative assessment or proceeding to the two-step process, with an impairment being recognized only where the fair value of the reporting unit is less than its carrying value. In any given year we can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or we elect to bypass the qualitative assessment, we proceed to the two-step process.
When determining fair value, we utilize internally developed discounted future cash flow models, third-party appraisals and, if appropriate, current estimated net sales proceeds from pending offers. Under the discounted cash flow approach we utilize various assumptions requiring judgment, including projected future cash flows, discount rates and capitalization rates. Our estimates of projected future cash flows are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-term planning process. We then compare the estimated fair value to our carrying value. If the carrying value is in excess of the fair value, we must determine our implied fair value of goodwill to measure if any impairment charge is necessary. The determination of our implied fair value of goodwill requires the allocation of the reporting unit’s estimated fair value to the individual assets and liabilities of the reporting unit as if we had completed a business combination. We perform the allocation based on our knowledge of the reporting unit, the market in which they operate, and our overall knowledge of the hospitality industry. Changes in our allocation approach could result in different measures of implied fair value and impact the final impairment charge, if any. The excess of the carrying value over the implied fair value is recorded to asset impairments within our consolidated statements of income. For additional information about goodwill, see Note 8.
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
Fair Value—We apply the provisions of fair value measurement to various financial instruments, which we measure at fair value on a recurring basis, and to various financial and nonfinancial assets and liabilities, which we measure at fair value on a nonrecurring basis. We disclose the fair value of our financial assets and liabilities based on observable market information where available, or on market participant assumptions. These assumptions are subjective in nature, involve matters of judgment, and, therefore, fair values cannot always be determined with precision. When determining fair value, we maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of the hierarchy are as follows:
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
We typically utilize the market approach and income approach for valuing our financial instruments. The market approach utilizes prices and information generated by market transactions involving identical or similar assets and liabilities and the income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). For instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy.
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these items and their close proximity to maturity. The carrying value of restricted cash approximates fair value. The fair value of marketable securities is discussed in Note 4; the fair value of financing receivables is discussed in Note 6; the fair value of our business combinations is discussed in Note 7; the fair value of long-term debt is discussed in Note 9; and the fair value of our guarantee liabilities is discussed in Note 14.
Stock-Based Compensation—As part of our LTIP, we award SARs, RSUs, PSs and PSUs to certain employees and directors:

•
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

We record the compensation expense for SARs on a straight-line basis from the date of grant. The exercise price of these SARs is the fair value of our common stock at the grant date, based on a valuation of the Company prior to the IPO, or the closing share price on the date of grant (as applicable).

•
RSUs—Each vested RSU will be settled by delivery of a single share of our Class A common stock with the exception of insignificant portions of the March 2016, March 2015, February 2014, March 2013, and June 2013 awards which will be settled in cash. The value of the RSUs is based upon the fair value of our common stock at the grant date, based upon a valuation of the Company prior to IPO, or the closing stock price of our Class A common stock for the December 2009 award and all subsequent awards. Awards issued prior to our November 2009 IPO are deferred in nature and will be settled once all tranches of the award have fully vested or otherwise as provided in the relevant agreements, while all awards issued in December 2009 and later will be settled as each individual tranche vests under the relevant agreements.

We record compensation expense over the requisite service period of the individual grantee. In certain situations we also grant cash-settled RSUs which are recorded as a liability instrument.

•
PSs—The Company has granted PSs to certain executive officers. The number of PSs that will ultimately vest with no further restrictions on transfer depends upon the performance of the Company at the end of the applicable three year performance period relative to the applicable performance target. The PSs vest in full if the maximum performance metric is achieved, and generally subject to continued employment through the applicable performance period. At the end of the performance period, the PSs that do not vest will be forfeited. The PSs will vest at the end of the performance period only if the performance threshold is met and continued service requirements are satisfied; there is no interim performance metric except in the case of certain change in control transactions.

•
PSUs—The Company has granted PSUs to certain executive officers. PSUs vest and are settled in Class A common stock based upon the performance of the Company through the end of the applicable three year performance period relative to the applicable performance target, and generally subject to continued employment through the applicable performance period. The PSUs will vest at the end of the performance period only if the performance threshold is met and continued service requirements are satisfied; there is no interim performance metric except in the case of certain change in control transactions.

For additional information about stock-based compensation, see Note 16.
Hyatt Gold Passport—We operate the Program through the Hyatt Gold Passport Fund (the "Fund") for the benefit of the Hyatt portfolio of properties owned, operated, managed, licensed or franchised by us during the period of their participation in the Program. The Fund has been established to provide for the payment of operating expenses and redemption of member awards associated with the Program.

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
We actuarially determine the estimate of the future redemption obligation based on statistical formulas that project the timing of future point redemption based on historical experience, including an estimate of the breakage for points that will never be redeemed, and an estimate of the points that will eventually be redeemed. Actual expenditures for the Program may differ from the actuarially determined liability.
The Fund is financed by payments from the properties and returns on marketable securities. The Fund invests amounts received from the properties in marketable securities which are included in other current and noncurrent assets (see Note 4). The noncurrent liabilities of the Fund are included in other long-term liabilities (see Note 12). Assets and liabilities of the Fund are as follows:

	December 31, 2016	December 31, 2015
Current Assets	$150	$179
Noncurrent Assets	296	280
Total Assets	$446	$459

Current Liabilities	$150	$179
Noncurrent Liabilities	296	280
Total Liabilities	$446	$459
The current liabilities include $139 million and $166 million recorded in accrued expenses and other current liabilities on the consolidated balance sheets at December 31, 2016 and December 31, 2015, respectively.
Recently Issued Accounting Pronouncements
Adopted Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") released ASU 2015-03, which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The provisions of ASU 2015-03 are effective for interim periods and fiscal years beginning after December 15, 2015. We adopted the standard on January 1, 2016, and as a result we reclassified $5 million of debt issuance costs previously included in other assets to long-term debt on our consolidated balance sheets as of December 31, 2015.
Future Adoption of Accounting Standards
In May 2014, the FASB released ASU 2014-09, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for contracts with customers. In August 2015, the FASB released Accounting Standards Update No. 2015-14 ("ASU 2015-14"), Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 delays the effective date of ASU 2014-09 by one year, making it effective for interim periods and fiscal years beginning after December 15, 2017, with early adoption permitted as of the original effective date under ASU 2014-09.
The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method and we have not yet selected which transition method we will apply. While we continue to evaluate possible impacts on our consolidated financial statements, ASU 2014-09 is expected to impact either the amount or timing of revenue recognition as follows:

•
Under existing guidance, gains on sales of real estate when we maintain substantial continuing involvement are deferred and amortized into management and franchise fee revenues. Upon adoption of ASU 2014-09, gains on sales of real estate assets will be recognized when control of the property transfers to the buyer. We expect any remaining unamortized deferred gains as of our date of adoption will be included as an adjustment to equity. For the year ended December 31, 2016, Hyatt recognized $21 million of management fee revenue related to the amortization of deferred gains.

•
Under existing guidance, amortization of management and franchise agreement intangibles is recorded within depreciation and amortization on our consolidated statements of income. Upon adoption of ASU 2014-09, management and franchise agreement intangibles may meet the definition of consideration paid to a customer and therefore, could be recorded as contra-revenue within management and franchise fees on our consolidated statements of income.

•
Under existing guidance, incentive fees are recognized in the amount that would be due as if the contract were to terminate at that date. Under ASU 2014-09, variable consideration is included in the transaction price only if it is probable that a significant reversal in the cumulative amount of revenue recognized would not occur when the uncertainty associated with the variable consideration is subsequently resolved. This may result in a different pattern of recognition for incentive fees for certain contracts.

•	Under existing guidance, franchise application fees are recognized at a point in time. Upon adoption of ASU 2014-09, initial franchise application fees will be recognized over time.
We do not expect the standard to materially affect the amount or timing of revenue recognition for royalty fees from our franchised properties or base management fees from our managed properties. We are continuing to evaluate other possible impacts to our consolidated financial statements, including the impact related to Hyatt Gold Passport.
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
In June 2016, the FASB released Accounting Standards Update No. 2016-13 ("ASU 2016-13"), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the existing impairment model for most financial assets from an incurred loss impairment model to a current expected credit loss model, which requires an entity to recognize an impairment allowance equal to its current estimate of all contractual cash flows the entity does not expect to collect. ASU 2016-13 also requires credit losses relating to AFS debt securities to be recorded through an allowance for credit losses. The provisions of ASU 2016-13 are effective for interim periods and fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2016-13.
In October 2016, the FASB released Accounting Standards Update No. 2016-16 ("ASU 2016-16"), Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The provisions of ASU 2016-16 are effective for interim periods and fiscal years beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2016-16.

3.     EQUITY AND COST METHOD INVESTMENTS

	December 31, 2016	December 31, 2015
Equity method investments	$180	$304
Cost method investments	6	23
Total investments	$186	$327
Of our total investment balance at December 31, 2016 and December 31, 2015, $186 million and $311 million, respectively, was recorded in our owned and leased hotels segment.

The carrying values and ownership percentages of our unconsolidated investments in hospitality ventures accounted for under the equity method were as follows:

	Ownership Interests	Investment Balance
		December 31, 2016	December 31, 2015
Juniper Hotels Private Limited	50.0%	$37	$44
Playa Hotels & Resorts B.V.	23.7%	23	28
San Jose Hotel Partners, L.L.C.	40.0%	15	12
Four One Five, L.L.C.	49.0%	15	5
Rio Preto Partners SARL	70.0%	14	7
Desarrolladora Hotel Acueducto S. de R.L. de C.V.	50.0%	13	15
Hotel Hoyo Uno, S. de R.L. de C.V.	40.0%	13	14
Hotel Am Belvedere GmbH & Co KG	50.0%	12	—
Wailea Hotel Holdings, L.L.C. (See Note 7)	—%	—	125
Other		38	54
Total		$180	$304
The following tables present summarized financial information for all unconsolidated hospitality ventures in which we hold an investment accounted for under the equity method.

	Years Ended December 31,
	2016	2015	2014
Total revenues	$1,229	$1,079	$1,192
Gross operating profit	398	312	329
Income from continuing operations	160	33	31
Net income	160	33	31

	December 31, 2016	December 31, 2015
Current Assets	$443	$472
Noncurrent Assets	2,701	2,877
Total Assets	$3,144	$3,349

Current Liabilities	$385	$625
Noncurrent Liabilities	2,037	1,752
Total Liabilities	$2,422	$2,377
During 2016, we had the following activity:

•
We purchased our partners' interests in Andaz Maui at Wailea Resort and villas. The transaction was accounted for as a step acquisition and we recorded a gain of $14 million in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income in our owned and leased hotels segment. See Note 7 for further discussion of our acquisition.

•
We sold our ownership interest in an equity method investment within our owned and leased hotels segment for which we received proceeds of $4 million. We recorded a gain of $3 million in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income.

•
Two unconsolidated hospitality ventures in which we hold or held an ownership interest and which are classified as equity method investments within our owned and leased hotels segment, sold five Hyatt Place hotels, for which we received combined proceeds of $15 million. We recorded gains of $7 million in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income.

During 2015, we had the following activity:

•
Unconsolidated hospitality ventures in which we hold or held an ownership interest, which are classified as equity method investments within our owned and leased hotels segment sold two Hyatt Place hotels for which we received proceeds of $16 million. We recorded gains of $13 million in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income.

•
We sold an entity which held an interest in one of our foreign currency denominated equity method investments within our owned and leased hotels segment, for which we received proceeds of $3 million. In connection with the sale, we released $21 million of accumulated foreign currency translation losses, which was recorded to equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income.

During 2014, we had the following activity:

•
We purchased Hyatt Regency Lost Pines Resort and Spa and adjacent land from an unconsolidated hospitality venture in which we held an 8.2% interest, for a net purchase price of approximately $164 million. This transaction was accounted for as a step acquisition and we recorded a gain of $12 million in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income in our owned and leased hotels segment. See Note 7 for further discussion of our acquisition.

•
Unconsolidated hospitality ventures in which we held an ownership interest and which were classified as equity method investments within our owned and leased hotels segment, sold the following hotels to third parties, resulting in deferred gains that are being amortized over the term of the management agreements in management and franchise fees within the Americas management and franchising segment:

•	A Hyatt Place hotel, for which we received proceeds of $12 million and recorded a deferred gain of $10 million; and

•	Hyatt Regency DFW International Airport and another building, for which we received proceeds of $19 million and recorded a deferred gain of $18 million.

•
Unconsolidated hospitality ventures in which we held an ownership interest and which were classified as equity method investments within our owned and leased hotels segment, sold two Hyatt Place hotels, for which we received proceeds of $33 million. We recorded gains of $22 million in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income.

During 2016, 2015 and 2014 we recorded $9 million, $0 and $3 million, respectively, in impairment charges in equity earnings (losses) from unconsolidated hospitality ventures. The impairment charges in 2016 relate to four unconsolidated hospitality ventures which are accounted for as equity method investments.

4.     MARKETABLE SECURITIES
We hold marketable securities to fund certain operating programs and for investment purposes. We periodically transfer cash and cash equivalents to time deposits, highly liquid and transparent commercial paper, corporate notes and bonds, and U.S. government obligations and obligations of other government agencies for investment purposes.
Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value and included on the consolidated balance sheets, were as follows:

	December 31, 2016	December 31, 2015
Marketable securities held by Hyatt Gold Passport Fund (Note 2)	$394	$384
Marketable securities held to fund deferred compensation plans held in rabbi trusts (Note 11)	352	333
Marketable securities held to fund our captive insurance companies	65	82
Total marketable securities held to fund operating programs	$811	$799
Less current portion of marketable securities held to fund operating programs included in cash and cash equivalents, short-term investments, and prepaids and other assets	(109)	(121)
Marketable securities held to fund operating programs included in other assets	$702	$678

Net gains and interest income from marketable securities held to fund operating programs on the consolidated statements of income included realized and unrealized gains and losses and interest income related to the following:

	Years Ended December 31,
	2016	2015	2014
Hyatt Gold Passport Fund	$2	$1	$3
Deferred compensation plans held in rabbi trusts	17	3	12
Total net gains and interest income from marketable securities held to fund operating programs	$19	$4	$15
Our captive insurance companies hold marketable securities which are classified as AFS and are invested in U.S. government agencies, time deposits and corporate debt securities. We classify these investments as current or long-term, based on their contractual maturity dates, which range from 2017 through 2021.
Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at fair value and included on the consolidated balance sheets, were as follows:

	December 31, 2016	December 31, 2015
Interest bearing money market funds	$106	$5
Time deposits	45	30
Preferred shares	290	335
Total marketable securities held for investment purposes	$441	$370
Less current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(151)	(35)
Marketable securities held for investment purposes included in other assets	$290	$335

Fair Value—We measured the following financial assets at fair value on a recurring basis:

	December 31, 2016	Cash and Cash Equivalents	Short-term Investments	Prepaids and Other Assets	Other Assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest bearing money market funds	$114	$114	$—	$—	$—
Mutual funds	352	—	—	—	352
Level Two - Significant Other Observable Inputs
Time deposits	59	—	46	—	13
U.S. government obligations	142	—	—	33	109
U.S. government agencies	53	—	9	8	36
Corporate debt securities	181	—	1	35	145
Mortgage-backed securities	22	—	—	5	17
Asset-backed securities	34	—	—	8	26
Municipal and provincial notes and bonds	5	—	—	1	4
Level Three - Significant Unobservable Inputs
Preferred Shares	290	—	—	—	290
Total	$1,252	$114	$56	$90	$992

	December 31, 2015	Cash and Cash Equivalents	Short-term Investments	Prepaids and Other Assets	Other Assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest bearing money market funds	$18	$18	$—	$—	$—
Mutual funds	333	—	—	—	333
Level Two - Significant Other Observable Inputs
Time deposits	45	—	38	—	7
U.S. government obligations	131	—	—	32	99
U.S. government agencies	83	—	6	10	67
Corporate debt securities	168	—	2	36	130
Mortgage-backed securities	26	—	—	6	20
Asset-backed securities	27	—	—	7	20
Municipal and provincial notes and bonds	3	—	—	1	2
Level Three - Significant Unobservable Inputs
Preferred shares	335	—	—	—	335
Total	$1,169	$18	$46	$92	$1,013
During the years ended December 31, 2016 and December 31, 2015, there were no transfers between levels of the fair value hierarchy. Our policy is to recognize transfers in and transfers out as of the end of each quarterly reporting period. We currently do not have non-financial assets or non-financial liabilities required to be measured at fair value on a recurring basis.
We invest a portion of our cash into short-term interest bearing money market funds that have a maturity of less than 90 days. Consequently, the balances are recorded in cash and cash equivalents. The funds are held with open-ended registered investment companies, and the fair value of the funds is classified as Level One as we are able to obtain market available pricing information on an ongoing basis. The fair value of our mutual funds is classified as Level One as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Time deposits are recorded at par value, which approximates fair value and are classified as Level Two. The remaining securities, other than our investment in preferred shares, are classified as Level Two due to the use and weighting of multiple market inputs being considered in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities.
Preferred shares—During the year ended December 31, 2013, we invested $271 million in Playa for redeemable, convertible preferred shares. We have the option to convert our preferred shares and any accrued and unpaid paid in kind ("PIK") dividends thereon into shares of common stock at any time through the later of the second anniversary of the closing of our investment or upon an initial public offering by Playa. The preferred investment is redeemable at our option in August 2021. In the event of a potential future Playa IPO or other equity issuance by Playa, we have the option to request that Playa redeem up to $125 million of preferred shares at par plus any accrued and unpaid PIK dividends thereon. As a result, we have classified the preferred investment as an AFS debt security, which is re-measured quarterly at fair value through other comprehensive loss on the consolidated balance sheets. The fair value of the preferred shares was:

	2016	2015
Fair value at January 1	$335	$280
Gross unrealized gains	19	55
Gross unrealized losses	(29)	—
Realized losses	(6)	—
Interest income	12	—
Cash redemption	(41)	—
Fair value at December 31	$290	$335

In October 2016, Playa redeemed 3,458,530 of our preferred shares plus accrued and unpaid PIK dividends thereon for $41 million. In conjunction with the redemption, we recorded $12 million of interest income and $6 million of realized losses in other income (loss), net on our consolidated statements of income. The realized losses were the result of a difference between the fair value of the initial investment and the contractual redemption price of $8.40 per share.
On December 13, 2016, Playa announced that it entered into a definitive business combination agreement with Pace, a special-purpose acquisition company. Prior to announcing the Pace business combination, Playa publicly filed a Registration Statement on Form S-1 with the SEC in conjunction with its proposed IPO of common shares. In connection with the Pace business combination or potential future Playa IPO, we expect a portion of the cash proceeds would be used for a partial or full redemption of Playa's preferred shares. There is no assurance Playa will complete the Pace business combination or a potential future IPO.
Due to the lack of availability of market data, the preferred shares are classified as Level Three. At December 31, 2015, we estimated the fair value of the Playa preferred shares using an option-pricing model. As a result of Playa's potential Pace business combination or potential future Playa IPO, we revised our valuation approach to utilize a hybrid of the option-pricing model and the probability-weighted expected return method, to estimate the fair value of Playa's preferred shares. The hybrid model includes various scenarios, such as the successful completion of the Pace business combination, potential future Playa IPO with assumptions around conversion and redemption, as well as a scenario using the option-pricing model. We assigned a probability to each scenario to arrive at the estimated fair value at December 31, 2016. Our scenarios include assumptions regarding (i) the successful completion of the Pace business combination, (ii) a potential range of IPO prices and size of the offering, and (iii) conversion of up to $50 million of our preferred shares into common shares of Playa. The option-pricing model scenario includes assumptions regarding the expected term, risk-free interest rate over the expected term, volatility, dividend yield and enterprise value. Financial forecasts were used in the computation of the enterprise value using the income approach, based on assumed revenue growth rates and operating margin levels. The risks associated with achieving these forecasts were assessed in selecting the appropriate weighted-average cost of capital.
The option-pricing scenarios include variations of the expected term, risk-free interest rate, volatility, and dividend yield assumptions as follows:

	December 31, 2016	December 31, 2015
Expected term	1 year	0.75 years
Risk-free Interest Rate	0.85%	0.57%
Volatility	46.5%	46.0%
Dividend Yield	12.0%	12.0%
There is inherent uncertainty in our assumptions and fluctuations in these assumptions or the probabilities assigned to each scenario may result in different estimates of fair value. At December 31, 2016, the assumption which most significantly impacted the fair value of the preferred shares is the assignment of probabilities to each potential scenario. A change to the assigned probabilities may cause the fair value to decrease up to $4 million and increase up to $64 million, representing the difference between the low and high end of the range of fair values based on each scenario.
HTM Debt Securities—At December 31, 2016 and December 31, 2015, we had investments in HTM debt securities of $27 million and $25 million, respectively, which are investments in third-party entities that own certain of our hotels. The amortized cost of our investments approximates fair value. The securities are mandatorily redeemable between 2020 and 2025.

5.    PROPERTY AND EQUIPMENT, NET

	December 31, 2016	December 31, 2015
Land	$901	$674
Buildings	4,125	3,898
Leasehold improvements	202	220
Furniture, equipment and computers	1,316	1,209
Construction in progress	90	251
	6,634	6,252
Accumulated depreciation	(2,364)	(2,221)
Total property and equipment, net	$4,270	$4,031
Depreciation expense was as follows:

	Years Ended December 31,
	2016	2015	2014
Depreciation expense	$315	$289	$324
The net book value of capital leased assets at December 31, 2016 and December 31, 2015 was $12 million and $13 million, respectively, which is net of accumulated depreciation of $10 million and $8 million, respectively.
Interest capitalized as a cost of property and equipment was $3 million, $6 million and $7 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively, and was recorded net in interest expense. The years ended December 31, 2016, December 31, 2015 and December 31, 2014 included $0, $5 million and $13 million respectively, of asset impairments on the consolidated statements of income in our owned and leased hotels segment.

6.    FINANCING RECEIVABLES

	December 31, 2016	December 31, 2015
Unsecured financing to hotel owners	119	120
Less allowance for losses	(100)	(98)
Less current portion included in receivables, net	—	(2)
Total long-term financing receivables, net	$19	$20
During the year ended December 31, 2015, all of our outstanding secured financing receivables to hotel owners were settled. We received net cash proceeds of $26 million, an unsecured financing receivable of $6 million, and preferred equity investments of $7 million. The preferred equity investments include a $6 million HTM debt security, which is recorded in Americas management and franchising segment, and a $1 million cost method investment. The settlements of the secured financing receivables resulted in a net recovery of $8 million, which was recognized in other income (loss), net on our consolidated statements of income during the year ended December 31, 2015.

Allowance for Losses and Impairments—The following tables summarize the activity in our financing receivables allowance:

	Secured Financing	Unsecured Financing	Total
Allowance at January 1, 2016	$—	$98	$98
Provisions	—	10	10
Write-offs	—	(8)	(8)
Allowance at December 31, 2016	$—	$100	$100

	Secured Financing	Unsecured Financing	Total
Allowance at January 1, 2015	$13	$87	$100
Provisions	3	7	10
Write-offs	(1)	—	(1)
Recoveries	(9)	—	(9)
Other adjustments	(6)	4	(2)
Allowance at December 31, 2015	$—	$98	$98
During the year ended December 31, 2014, we recorded insignificant provisions for secured financing to hotel owners and provisions of $6 million for unsecured financing to hotel owners.
Credit Monitoring—Our unsecured financing receivables were as follows:

	December 31, 2016
	Gross Loan Balance (Principal and Interest)	Related Allowance	Net Financing Receivables	Gross Receivables on Non-Accrual Status
Loans	$13	$—	$13	$—
Impaired loans (1)	56	(56)	—	56
Total loans	69	(56)	13	56
Other financing arrangements	50	(44)	6	44
Total unsecured financing receivables	$119	$(100)	$19	$100
(1) The unpaid principal balance was $43 million and the average recorded loan balance was $57 million at December 31, 2016.

	December 31, 2015
	Gross Loan Balance (Principal and Interest)	Related Allowance	Net Financing Receivables	Gross Receivables on Non-Accrual Status
Loans	$15	$—	$15	$—
Impaired loans (2)	58	(58)	—	58
Total loans	73	(58)	15	58
Other financing arrangements	47	(40)	7	40
Total unsecured financing receivables	$120	$(98)	$22	$98
(2) The unpaid principal balance was $42 million and the average recorded loan balance was $55 million at December 31, 2015.

Fair Value—We estimated the fair value of financing receivables which are classified as Level Three in the fair value hierarchy to be approximately $19 million and $22 million at December 31, 2016 and December 31, 2015, respectively.

7.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Andaz Maui at Wailea Resort—We previously held a 65.7% interest and had a $180 million investment in the entities that own Andaz Maui at Wailea Resort and villas prior to acquisition. Accordingly, we accounted for the investment as an unconsolidated hospitality venture under the equity method. During the year ended December 31, 2016, we purchased the remaining 34.3% for a net purchase price of approximately $136 million, net of $12 million of cash acquired. This transaction was accounted for as a step acquisition and we recorded a gain of $14 million in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income. The purchase of the remaining 34.3% interest was structured and identified as replacement property in a potential reverse like-kind exchange. In conjunction with the acquisition, the outstanding debt at the unconsolidated hospitality venture was repaid in full and we were released from our debt repayment guarantee obligation, see Note 14.
The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed, which are recorded in our owned and leased hotels segment at the date of acquisition:

Cash and cash equivalents	$12
Receivables	3
Inventories	13
Prepaids and other assets	1
Property and equipment	323
Total assets	$352

Current liabilities	10
Total liabilities	$10
Total net assets acquired	$342
Land Held for Development—During the year ended December 31, 2016, we acquired land of $25 million from an unrelated third party with the intent to develop a hotel in Philadelphia.
Royal Palms Resort and Spa—During the year ended December 31, 2016, we acquired Royal Palms Resort and Spa in Phoenix, Arizona, from an unrelated third party for a net purchase price of approximately $86 million, net of $2 million of proration adjustments. Due to the iconic nature of the hotel, we retained the Royal Palms Resort and Spa name and added the hotel to The Unbound Collection by Hyatt. Of the $88 million purchase price, assets acquired and recorded in our owned and leased hotels segment consist of $75 million of property and equipment, $9 million of indefinite-lived brand intangibles, and $1 million of advanced bookings intangibles. We also recorded $3 million of management agreement intangibles in our Americas management and franchising segment, which are being amortized over a useful life of 20 years. The purchase of Royal Palms Resort and Spa was structured and identified as replacement property in a potential reverse like-kind exchange agreement.
The Confidante Miami Beach—During the year ended December 31, 2016, we acquired Thompson Miami Beach for a purchase price of approximately $238 million, from a seller indirectly owned by a limited partnership affiliated with the brother of our Executive Chairman. Of the $238 million purchase price, assets acquired consist of $228 million of property and equipment, which was recorded in our owned and leased hotels segment, and $10 million of management agreement intangibles, which were recorded in our Americas management and franchising segment and are being amortized over a useful life of 20 years. We rebranded this hotel as The Confidante Miami Beach and added the hotel to The Unbound Collection by Hyatt. The purchase of The Confidante Miami Beach was structured and identified as replacement property in a potential reverse like-kind exchange agreement, but the allowable period to complete the exchange expired during the fourth quarter of 2016.
Hyatt Regency Lost Pines Resort and Spa—We previously held an 8.2% interest in the entity which owned Hyatt Regency Lost Pines Resort and Spa and adjacent land. Accordingly, we accounted for the investment as an unconsolidated hospitality venture under the equity method. During the year ended December 31, 2014, we purchased the hotel and adjacent land from the unconsolidated hospitality venture for a net purchase price of approximately $164 million. As part of the acquisition, we assumed debt of $69 million, which included a $3 million debt premium (see Note 9). This transaction was accounted for as a step acquisition and we recorded a gain of $12 million in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income.

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
Park Hyatt New York—During the year ended December 31, 2014, we acquired Park Hyatt New York for a purchase price of approximately $392 million, including $1 million of cash. Of the $391 million net purchase price, assets acquired include $386 million of property and equipment, $3 million of inventories, and $2 million of prepaids and other assets, which were recorded in our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as the purchase of Park Hyatt New York was designated as replacement property in a like-kind exchange.
Non-recurring Fair Value Measurement—Significant unobservable Level Three inputs used to fair value the 2016 acquisitions include:

2016
Discount rate	7.25% - 9.00%
Terminal capitalization rate (1)	5.50% - 7.75%
(1) Reflects the risk profile of the individual markets where the assets are located and are not necessarily indicative of our hotel portfolio as a whole.
Dispositions
Hyatt Regency Birmingham (U.K.)—During the year ended December 31, 2016, we sold the shares of the company that owns Hyatt Regency Birmingham (U.K.) to an unrelated third party for approximately $49 million, net of closing costs and proration adjustments and entered into a long-term management agreement with the owner of the property. The sale resulted in a $17 million pre-tax gain which was deferred and is being recognized in management and franchise fees over the term of the management agreement, within our EAME/SW Asia management and franchising segment. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Andaz 5th Avenue—During the year ended December 31, 2016, we sold Andaz 5th Avenue to an unrelated third party for $240 million, net of $10 million of closing costs and proration adjustments and entered into a long-term management agreement with the owner of the property. The sale resulted in a $23 million pre-tax loss which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2016. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Hyatt Regency Indianapolis—During the year ended December 31, 2015, we sold Hyatt Regency Indianapolis for $69 million, net of closing costs, to an unrelated third party, and entered into a long-term franchise agreement with the owner of the property. The sale resulted in a pre-tax gain of $8 million, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2015. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Land Held for Development—During the year ended December 31, 2015, we sold land and construction in progress for $14 million to an unconsolidated hospitality venture in which Hyatt has a 40% ownership interest.
A Hyatt House Hotel—During the year ended December 31, 2015, we sold a select service property for $5 million, net of closing costs, to an unrelated third party resulting in a $1 million pre-tax gain which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2015. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Hyatt Place 2014—During the year ended December 31, 2014, we sold five Hyatt Place properties located in Texas and North and South Carolina for a total of $51 million, net of closing costs, to unrelated third parties. These transactions resulted in pre-tax gains of approximately $13 million. The Company entered into long-term franchise agreements with the purchasers of the hotels. The gains were recognized in gains (losses) on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2014. The operating results and financial position of these hotels prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sale were held as restricted for use in a potential like-kind exchange.
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
Hyatt Place, Hyatt House 2014—During the year ended December 31, 2014, we sold 38 select service properties for a total of $581 million, net of closing costs, to an unrelated third party. This transaction resulted in a pre-tax gain of approximately $153 million. The Company entered into long-term franchise agreements with the purchaser of the hotels. The gain was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2014. The operating results and financial position of these hotels prior to the sale remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as the proceeds from the sale of 21 of the hotels have been used in a like-kind exchange and proceeds from the sale of six of the hotels were held as restricted for use in a potential like-kind exchange.
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
Hyatt Residential Group—During the year ended December 31, 2014, we sold our vacation ownership business, which included an interest in a joint venture that owns a vacation ownership property in Maui, Hawaii, as well as a full service hotel, to an unrelated third party for approximately $220 million, net of working capital adjustments, resulting in a pre-tax gain of $80 million. The gain was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2014. We entered into a master license agreement with the purchaser and receive recurring annual license fees under this agreement, which are recorded in management and franchise fees within our corporate and other segment on our consolidated statements of income. The operating results and financial position of Hyatt Residential Group prior to the sale remain primarily within our corporate and other segment.
Hyatt, Hyatt Place, Hyatt House 2014—During the year ended December 31, 2014, we sold nine select service properties and one full service property for a total of $311 million, net of closing costs, to an unrelated third party. In connection with the sale, we transferred net cash and cash equivalents of $1 million, resulting in a net sales price of $310 million. We recorded a pre-tax gain of approximately $65 million for the year ended December 31, 2014. The properties will remain Hyatt-branded hotels for a minimum of 25 years under long-term agreements. The gain was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income during the year ended December 31, 2014. The operating results and financial position of these hotels prior to the sales remain within our owned and leased hotels segment. See "Like-Kind Exchange Agreements" below, as proceeds from the sales have been used in a like-kind exchange.
As a result of certain dispositions, we have agreed to provide customary indemnifications to third-party purchasers for certain liabilities incurred prior to sale and for breach of certain representations and warranties made during the sales process, such as representations of valid title, authority, and environmental issues that may not be limited by a contractual monetary amount. These indemnification agreements survive until the applicable statutes of limitation expire or until the agreed upon contract terms expire.
Like-Kind Exchange Agreements
Periodically, we enter into like-kind exchange agreements upon the disposition or acquisition of certain hotels. Pursuant to the terms of these agreements, the proceeds from the sales are placed into an escrow account administered by a qualified intermediary. The proceeds are recorded to restricted cash on our consolidated balance sheets and released once they are utilized as part of a like-kind exchange agreement or when a like-kind exchange agreement is not completed within the allowable time period.
In conjunction with the sale of five Hyatt Place properties during the year ended December 31, 2014, we entered into like-kind exchange agreements with a qualified intermediary. Pursuant to the like-kind exchange agreements, the combined net proceeds of $51 million from the sales of these hotels were placed into an escrow account administered by a qualified intermediary. During the year ended December 31, 2015, we released the net proceeds because the identified replacement property was not acquired in order to complete the exchange.
In conjunction with the sale of 38 select service properties during the year ended December 31, 2014, we entered into like-kind exchange agreements with a qualified intermediary for 27 of the select service hotels. In the fourth quarter of 2014, we classified net proceeds of $403 million from the sale of these 27 properties as restricted cash. Of this total, we released net proceeds of $311 million related to 21 of the select service hotels from restricted cash as they were utilized as part of the like-kind exchange agreement to acquire Park Hyatt New York. During the year ended December 31, 2015, we released $92 million of net proceeds related to the remaining six hotels from restricted cash, as the intermediary distributed these funds from escrow to complete the reverse like-kind exchange transaction in connection with the acquisition of Hyatt Regency Lost Pines Resort and Spa.
In conjunction with the 2014 sale of Park Hyatt Washington, we entered into a like-kind exchange agreement with an intermediary. Pursuant to the like-kind exchange agreement, the net proceeds of $97 million from the sale of this hotel were placed into an escrow account administered by a qualified intermediary. During the year ended December 31, 2014, these net proceeds were utilized as part of the like-kind exchange agreement to acquire Hyatt Regency Grand Cypress (see Note 9).
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
In conjunction with the 2013 sale of Hyatt Key West, we entered into a like-kind exchange agreement with a qualified intermediary. Pursuant to the like-kind exchange agreement, the net proceeds of $74 million from the sale of this hotel were placed into an escrow account administered by a qualified intermediary. During the year ended December 31, 2014, the net proceeds were released from restricted cash as they were utilized as part of the like-kind exchange agreement to acquire Hyatt Regency Orlando.

8.    GOODWILL AND INTANGIBLE ASSETS, NET

	Owned and Leased Hotels	Americas Management and Franchising	Total
Balance at January 1, 2015
Goodwill	$195	$33	$228
Accumulated impairment losses	(95)	—	(95)
Goodwill, net	$100	$33	$133
Activity during the year
Foreign exchange*	(4)	—	(4)
Balance at December 31, 2015
Goodwill	191	33	224
Accumulated impairment losses	(95)	—	(95)
Goodwill, net	$96	$33	$129
Activity during the year
Foreign exchange*	(4)	—	(4)
Balance at December 31, 2016
Goodwill	187	33	220
Accumulated impairment losses	(95)	—	(95)
Goodwill, net	$92	$33	$125
* Foreign exchange translation adjustments related to the goodwill associated with Hyatt Regency Mexico City.
The following is a summary of intangible assets:

	December 31, 2016	Weighted Average Useful Lives	December 31, 2015
Management and franchise agreement intangibles	$589	25	$535
Lease related intangibles	115	111	136
Brand intangibles	16	—	7
Advanced booking intangibles	11	6	12
Other	6	14	8
	737		698
Accumulated amortization	(138)		(151)
Intangibles, net	$599		$547
Amortization expense relating to intangible assets was as follows:

	Years Ended December 31,
	2016	2015	2014
Amortization expense	$27	$31	$30
We estimate amortization expense for definite-lived intangibles as follows:

Years Ending December 31,
2017	$32
2018	30
2019	30
2020	30
2021	29
During the years ended December 31, 2016 and December 31, 2015 we recorded no impairment charges. During the year ended December 31, 2014, we recognized $2 million of goodwill impairment within our owned and leased hotels segment and a $2 million impairment of management and franchise agreement intangibles which was recorded within our Americas management and franchising segment.
9.    DEBT

	December 31, 2016	December 31, 2015
$250 million senior unsecured notes maturing in 2016—3.875%	$—	$250
$196 million senior unsecured notes maturing in 2019—6.875%	196	196
$250 million senior unsecured notes maturing in 2021—5.375%	250	250
$350 million senior unsecured notes maturing in 2023—3.375%	350	350
$400 million senior unsecured notes maturing in 2026—4.850%	400	—
Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A	130	130
Contract Revenue Bonds, Senior Taxable Series 2005B	59	63
Floating average rate construction loan	79	65
Senior secured term loan	—	64
Revolving credit facility	100	—
Other	1	—
Long-term debt before capital lease obligations	1,565	1,368
Capital lease obligations	15	16
Total long-term debt	1,580	1,384
Less current maturities	(119)	(328)
Less unamortized discounts and deferred financing fees	(16)	(14)
Total long-term debt, net of current maturities	$1,445	$1,042
Under existing agreements, maturities of debt for the next five years and thereafter are as follows:

Years Ending December 31,
2017	$119
2018	19
2019	215
2020	19
2021	269
Thereafter	939
Total	$1,580
Senior Notes—At December 31, 2016 and December 31, 2015, we had various series of senior unsecured notes, as further defined below, (the "Senior Notes"). Interest on the Senior Notes is payable semi-annually. We may redeem all or a portion of the Senior Notes at any time at 100% of the principal amount of the Senior Notes redeemed together with the accrued and unpaid interest, plus a make-whole amount, if any. The amount of any make-whole payment depends, in part, on the yield of U.S. Treasury securities with a comparable maturity to the Senior Notes at the date of redemption. A summary of the terms of the Senior Notes, by year of issuance, is as follows:

•
In 2009, we issued $250 million of 6.875% senior notes due 2019, at an issue price of 99.864% (the "2019 Notes"). During the year ended December 31, 2013, we purchased $54 million aggregate principal amount of 2019 Notes in a cash tender offer at a purchase price of $66 million, which included premiums payable in connection with the cash tender offer. Following the cash tender offer, $196 million aggregate principal amount of 2019 Notes remains outstanding.

•
In 2011, we issued $250 million of 3.875% senior notes due 2016, at an issue price of 99.571% (the "2016 Notes"), and $250 million of 5.375% senior notes due 2021, at an issue price of 99.846% (the "2021 Notes"). During the year ended December 31, 2016, we redeemed all of our outstanding 2016 Notes, of which an aggregate principal amount of $250 million was outstanding. The redemption price, which was calculated in accordance with the terms of the 2016 Notes and included principal and accrued interest plus a make-whole premium, was $254 million. The make-whole premium was recorded within other income (loss), net on our consolidated statements of income, see Note 20.

•	In 2013, we issued $350 million of 3.375% senior notes due 2023 at an issue price of 99.498% (the "2023 Notes").

•
In 2016, we issued $400 million of 4.850% senior notes due 2026, at an issue price of 99.920% (the "2026 Notes" and together with the 2016 Notes, the 2019 Notes, 2021 Notes and the 2023 Notes, the "Senior Notes"). We received net proceeds of $396 million from the sale of the 2026 Notes, after deducting discounts and offering expenses of approximately $4 million. We used a portion of the net proceeds to pay for the redemption of the 2016 Notes (as described above), with the remaining proceeds intended to be used for general corporate purposes.

Senior Secured Term Loan— During the year ended December 31, 2016, we repaid $64 million of the senior secured term loan related to Hyatt Regency Lost Pines Resort and Spa, which we acquired during 2014 from an unconsolidated hospitality venture.
Capital Lease Obligation—During the year ended December 31, 2014, we acquired Hyatt Regency Grand Cypress for $191 million after exercising our purchase option which reduced our capital lease obligation. The purchase of Hyatt Regency Grand Cypress was used as a replacement property in a like-kind exchange (see Note 7).
Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A and Contract Revenue Bonds, Senior Taxable Series 2005B —During the year ended December 31, 2013, we acquired our partner's interest in the entity that owned Grand Hyatt San Antonio, and as a result, we consolidated $198 million of bonds, net of the $9 million bond discount, which is being amortized over the life of the bonds. The construction was financed in part by The City of San Antonio, Texas Convention Center Hotel Finance Corporation ("Texas Corporation"), a non-profit local government corporation created by the City of San Antonio, Texas for the purpose of providing financing for a portion of the costs of constructing the hotel. On June 8, 2005, the Texas Corporation issued $130 million of original principal amount Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A ("Series 2005A Bonds") and $78 million of original principal amount Contract Revenue Bonds, Senior Taxable Series 2005B ("Series 2005B Bonds"). The Series 2005A Bonds mature between 2034 and 2039, with interest ranging from 4.75% to 5.00% and the remaining Series 2005B Bonds mature between 2020 and 2028, with interest ranging from 5.1% to 5.31%. The loan payments are required to be funded solely from net operating revenues of Grand Hyatt San Antonio and in the event that net operating revenues are not sufficient to pay debt service, the Texas Corporation under certain circumstances will be required to provide certain tax revenue to pay debt service on the 2005 Series bonds. The indenture allows for optional early redemption of the Series 2005B bonds subject to make-whole payments at any time with consent from the Texas Corporation and beginning in 2015 for the Series 2005A Bonds. Interest is payable semiannually.
Floating Average Rate Construction Loan —During the year ended December 31, 2012, we obtained a secured construction loan with Banco Nacional de Desenvolvimento Econômico e Social - BNDES ("BNDES") in order to develop Grand Hyatt Rio de Janeiro. The loan is split into four separate sub-loans with different interest rates for each such sub-loan. All four sub-loans mature in 2023, with options to extend the maturity up to 2031 for sub-loan (a) and (b), subject to the fulfillment of certain conditions. Borrowings under the four sub-loans bear interest at the following rates, depending on the applicable sub-loan (a) the variable rate published by BNDES plus 2.92%, (b) the Brazilian Long Term Interest Rate - TJLP plus 3.92%, (c) 2.5% and (d) the Brazilian Long Term Interest Rate - TJLP, with the interest rates referred to in sub-loans (a) and (b) subject to reduction upon the delivery of certain certifications. On sub-loans (b) and (d), when the TJLP rate exceeds 6%, the amount corresponding to the TJLP portion above 6% is required to be capitalized daily. At December 31, 2016, the weighted average interest rates for the sub-loans we have drawn upon is 9.00%. The outstanding balance of the sub-loan subject to the interest rate described in (a) above is subject to adjustment on a daily basis based on BNDES’s calculation of the weighted average of exchange rate variations related to foreign currency funds raised by BNDES in foreign currency. At December 31, 2016, we borrowed Brazilian Real ("BRL") 258 million, or $79 million. At December 31, 2015, we borrowed BRL 260 million, or $65 million.
Revolving Credit Facility—At January 6, 2014, we entered into a Second Amended and Restated Credit Agreement with a syndicate of lenders that amended and restated our prior revolving credit facility and provides for a $1.5 billion senior unsecured revolving credit facility that matures in January 2019. Interest rates on outstanding borrowings are either LIBOR-based or based on an alternate base rate, with margins in each case based on our credit rating or, in certain circumstances, our credit rating and leverage ratio. During the year ended December 31, 2016, we had borrowings of $210 million and repayments of $110 million, resulting in an outstanding balance of $100 million at December 31, 2016. The weighted average interest rate on these borrowings was 1.63% at December 31, 2016. There was no outstanding balance on this revolving credit facility at December 31, 2015. At December 31, 2016 and December 31, 2015, we entered into various letter of credit agreements that did not reduce our available capacity under the revolving credit facility. The available line of credit on our revolving credit facility at December 31, 2016 was $1.4 billion.
The Company had $230 million and $228 million of letters of credit issued through additional banks at December 31, 2016 and December 31, 2015, respectively.

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
We had the following debt balances, excluding capital lease obligations, as described above:

	December 31, 2016
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Debt, excluding capital lease obligations	$1,549	$1,642	$—	$1,450	$192

	December 31, 2015
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Debt, excluding capital lease obligations	$1,354	$1,421	$—	$1,277	$144

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
Corporate Office Space— We have sublease agreements with certain related parties at the Hyatt Center, see Note 17 for further discussion on related-party lease agreements.
The leases for our corporate headquarters expire in 2017 and 2020. In anticipation of the expiration of these leases, we entered into a new lease within a recently constructed office building for a term of 17 years. The future lease payments related to this new lease are included in the future minimum operating lease payments shown below.
The future minimum lease payments for our corporate office space and leased hotels due in each of the next five years and thereafter are as follows:

Years Ending December 31,	Operating Leases	Capital Leases
2017	$41	$2
2018	35	3
2019	39	3
2020	29	2
2021	26	2
Thereafter	444	8
Total minimum lease payments	$614	$20
Less amount representing interest		5
Present value of minimum lease payments		$15

A summary of rent expense from continuing operations for all operating leases is as follows:

	Years Ended December 31,
	2016	2015	2014
Minimum rentals	$37	$34	$35
Contingent rentals	53	53	49
Total	$90	$87	$84
The Company leases retail space at its owned hotel locations under operating leases. We recorded rental income of $25 million, $28 million, and $28 million within owned and leased hotels revenues on our consolidated statements of income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. The future minimum lease receipts scheduled to be received in each of the next five years and thereafter are as follows:

Years Ending December 31,
2017	$22
2018	17
2019	13
2020	12
2021	11
Thereafter	58
Total minimum lease receipts	$133

11.    EMPLOYEE BENEFIT PLANS
Defined Benefit Plans—We sponsor supplemental executive retirement plans consisting of funded and unfunded defined benefit plans for certain former executives. Retirement benefits are based primarily on the former employees’ salary, as defined, and are payable upon satisfaction of certain service and age requirements as defined by the plans. The accumulated benefit obligation related to the unfunded U.S. plan was $21 million at December 31, 2016 and December 31, 2015, of which $20 million was classified as a long-term liability, see Note 12. At December 31, 2016, we expect benefits of $1 million to be paid annually over the next 10 years.
Defined Contribution Plans—We provide retirement benefits to certain eligible employees under the Retirement Savings Plan (a qualified plan under Internal Revenue Code Section 401(k)), the FRP, and other similar plans. For the years ended December 31, 2016, December 31, 2015, and December 31, 2014, we recorded expenses of $36 million, $35 million, and $35 million, respectively, related to the Retirement Savings Plan based on a percentage of eligible employee contributions on stipulated amounts. The majority of these contributions relate to hotel property level employees, which are reimbursable to us and are included in the other revenues from managed properties and other costs from managed properties on our consolidated statements of income.
Deferred Compensation Plans—We provide nonqualified deferred compensation for certain employees through the DCP. Contributions and investment elections are determined by the employees, and the Company provides contributions to certain eligible employees according to pre-established formulas. The DCP is fully funded through a rabbi trust, therefore changes in the underlying securities impact the deferred compensation liability, which is recorded in other long-term liabilities (see Note 12) and the corresponding marketable securities assets (see Note 4).
Employee Stock Purchase Program—We provide the Hyatt Hotels Corporation ESPP, which qualifies under Section 423 of the Internal Revenue Code. The ESPP provides eligible employees the opportunity to purchase shares of the Company’s common stock on a quarterly basis through payroll deductions at a price equal to 95% of the fair value on the last trading day of each quarter. Approximately 76,000 shares and 69,000 shares were issued under the ESPP during 2016 and 2015, respectively.

12.    OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	December 31, 2016	December 31, 2015
Deferred gains on sales of hotel properties	$363	$367
Deferred compensation plans (see Note 11)	352	333
Hyatt Gold Passport Fund (see Note 2)	296	280
Guarantee liabilities (see Note 14)	124	120
Other accrued income taxes (see Note 13)	100	127
Deferred income taxes (see Note 13)	57	59
Defined benefit plans (see Note 11)	20	20
Other	160	141
Total	$1,472	$1,447

13.    INCOME TAXES
Our tax provision includes federal, state, local, and foreign income taxes. The domestic and foreign components of income before income taxes are as follows:

	Years Ended December 31,
	2016	2015	2014
U.S. income before tax	$180	$119	$493
Foreign income before tax	109	75	32
Income before income taxes	$289	$194	$525
The provision (benefit) for income taxes from continuing operations is comprised of the following:

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$66	$134	$164
State	15	18	7
Foreign	7	21	36
Total Current	$88	$173	$207
Deferred:
Federal	$(12)	$(78)	$(10)
State	(2)	(20)	(6)
Foreign	11	(5)	(12)
Total Deferred	$(3)	$(103)	$(28)
Total	$85	$70	$179

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate from continuing operations:

	Years Ended December 31,
	2016	2015	2014
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal tax benefit	3.4	3.5	3.4
Impact of foreign operations (excluding unconsolidated hospitality ventures losses)	(5.4)	(13.8)	0.9
Foreign unconsolidated hospitality ventures	1.2	10.0	0.8
Playa foreign tax credit benefit	(2.6)	—	—
Tax contingencies	(5.2)	(1.5)	(2.6)
Change in valuation allowances	3.6	3.1	(1.0)
General business credits	(0.8)	(1.9)	(0.4)
Equity based compensation	0.4	(0.5)	0.4
Other	(0.1)	2.3	(2.4)
Effective income tax rate	29.5%	36.2%	34.1%
Significant items affecting the 2016 effective tax rate include benefits related to the rate differential of foreign operations, foreign tax credit benefits associated with the Playa foreign unconsolidated hospitality venture and a $15 million benefit (including $4 million of interest and penalties) primarily related to the reversal of uncertain tax positions for certain foreign filing positions. These benefits are partially offset by the impact of certain foreign net operating losses generated in the current year that are not expected to be utilized in the future.
Significant items affecting the 2015 effective tax rate include a benefit related to the impact of global transfer pricing changes implemented during 2015 to better align the Company’s transfer pricing with the Company’s global business operating model. This benefit is offset by the effect of certain foreign unconsolidated hospitality venture losses that are not fully benefited. The impact of tax contingencies includes a benefit of $10 million (including $5 million of interest and penalties) due to statute expirations with respect to state and foreign tax filing positions and an expense of $7 million due to an uncertain tax position recorded during 2015 related to transfer pricing positions.
For 2014, significant items affecting the effective tax rate include a benefit of $14 million related to tax contingencies and an $8 million benefit for an adjustment to certain deferred tax assets. The $14 million benefit related to tax contingencies is derived primarily from a benefit of $13 million (including $7 million of interest and penalties) due to statute expiration on state tax filing positions, an expense of $5 million due to an uncertain tax position recorded during 2014 related to an accrual of a position taken on a prior year tax return and a benefit of $4 million related to the expiration of statutes in foreign jurisdictions.

The components of the net deferred tax assets and deferred tax liabilities are comprised of the following:

	December 31, 2016	December 31, 2015
Deferred tax assets related to:
Employee benefits	$202	$196
Foreign and state net operating losses and credit carryforwards	46	34
Investments	55	70
Allowance for uncollectible assets	36	36
Intangibles	—	4
Deferred gains on sales of hotel properties	134	142
Hyatt Gold Passport Fund	81	81
Interest and state benefits	2	2
Unrealized losses	5	5
Other	54	50
Valuation allowance	(27)	(17)
Total deferred tax asset	$588	$603
Deferred tax liabilities related to:
Property and equipment	$(224)	$(258)
Investments	(28)	(33)
Intangibles	(14)	—
Unrealized gains	(39)	(45)
Prepaid expenses	(12)	(13)
Other	(15)	(12)
Total deferred tax liabilities	$(332)	$(361)
Net deferred tax assets	$256	$242
Recognized in the balance sheet as:
Deferred tax assets—noncurrent	$313	$301
Deferred tax liabilities—noncurrent	(57)	(59)
Total	$256	$242
Significant changes to our deferred tax assets and liabilities during 2016 include a decreased property and equipment deferred tax liability of $34 million as a result of book depreciation in excess of tax depreciation and an $18 million decrease of intangible deferred tax assets, due to amortization.
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
At December 31, 2016, we have determined that undistributed net earnings of $504 million of certain foreign subsidiaries are indefinitely reinvested in jurisdictions outside the United States. These earnings are being used to fund our development pipeline and any recurring capital expenditures related to jurisdictions outside the United States. These earnings could become subject to additional taxes if remitted as dividends, loaned to a U.S. affiliate, or if we sold our interest in the affiliates; the resulting U.S. income tax liabilities could be offset, in whole or in part, by credits allowable for taxes paid to foreign jurisdictions. The actual tax costs would depend on the income tax laws and circumstances at the time of the realization events; determination of the potential net liability is not practicable due to the complexities of the hypothetical calculation.
At December 31, 2016, we have $164 million gross ($36 million deferred tax asset) of future tax benefits related to foreign and state net operating losses and $10 million of benefits related to federal and state credits. A portion of these operating losses expire in 2017; the remainder will expire over time through 2036. However, $51 million of these gross net operating losses ($11 million deferred tax asset), which are primarily foreign, have no expiration date and may be carried forward indefinitely. A valuation allowance of $27 million is recorded for certain deferred tax assets related to net operating losses and credits that we do not believe are more likely than not to be realized.

Total unrecognized tax benefits at December 31, 2016 and December 31, 2015 were $86 million and $110 million, respectively, of which $5 million and $21 million, respectively, would impact the effective tax rate if recognized. It is reasonably possible that a reduction of up to $3 million of unrecognized tax benefits could occur within 12 months resulting from the expiration of certain tax statutes of limitations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015
Unrecognized tax benefits—beginning balance	$110	$40
Total increases—current period tax positions	2	13
Total (decreases) increases—prior period tax positions	(21)	69
Lapse of statute of limitations	(5)	(8)
Foreign currency fluctuation	—	(4)
Unrecognized tax benefits—ending balance	$86	$110
For 2016, the net decrease in uncertain tax positions was $24 million. The decrease in prior period tax positions primarily related to the reversal of uncertain tax positions for certain filing positions in foreign jurisdictions. The lapse of statute limitations was due to various state and foreign tax filing positions.
For 2015, the net increase in uncertain tax positions was $70 million. The current period increase of $13 million was primarily driven by a $7 million accrual related to transfer pricing positions taken in the current year. The increase in prior period tax positions of $69 million primarily related to an accrual of $60 million for the U.S. tax treatment of the Hyatt Gold Passport Program, as well as recording a long-term receivable related to a cross jurisdictional tax contingency. The aforementioned increases were partially offset by a decrease of $8 million due to statute expirations on various state and foreign tax filing positions.
We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total gross accrued interest and penalties were $14 million and $19 million at December 31, 2016 and December 31, 2015, respectively.
The amount of interest and penalties recognized as a component of income tax expense in 2016 was a benefit of $4 million. This amount is comprised of a benefit of $9 million resulting from the release of interest and penalties related to certain foreign tax positions and an additional interest and penalty accrual of $5 million on federal, state and foreign tax matters.
The amount of interest and penalties recognized as a component of income tax expense in 2015 was a benefit of $2 million. This amount is comprised of a benefit of $5 million resulting from the release of interest and penalties due to state and foreign tax statute expirations and an additional interest and penalty accrual of $3 million on federal, state and foreign tax matters.
We are subject to audits by federal, state and foreign tax authorities. U.S. tax years 2012, 2013 and 2014 are currently under field examination by the IRS. Our 2009, 2010, and 2011 federal income tax returns are currently at IRS appeals level. We received a Notice of Proposed Adjustment ("NOPA") during the third quarter of 2015 related to the tax treatment of the Hyatt Gold Passport Fund. We disagree with the proposed adjustment, but if the NOPA is sustained, it would result in an additional current tax liability of $140 million (including interest of $41 million) that would be primarily offset by a deferred tax asset and, therefore, only a portion of the related interest would have an impact on the effective tax rate if recognized. The statute of limitations for U.S. tax years 2005, 2006, 2007 and 2008 remain open for the computational impacts of net operating losses and general business credit carrybacks to those years which could be impacted by the final resolution of tax years 2009-2011.
We have several state and foreign audits pending. State income tax returns are generally subject to examination for a period of three to five years after filing of the return. However, the state impact of any federal changes remains subject to examination by various states for a period generally up to one year after formal notification to the states of the federal changes. The statute of limitations for the foreign jurisdictions ranges from three to ten years after filing the applicable tax return.

14.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:
Commitments—At December 31, 2016, we are committed, under certain conditions, to lend or invest up to $378 million, net of any related letters of credit, in various business ventures.

During the year ended December 31, 2016, we entered into a commitment to fund up to $50 million of preferred equity into a third-party entity which is developing a hotel in Seattle, Washington, for which we also provided a debt repayment guarantee. During the year ended December 31, 2016, we also entered into a commitment to purchase land and a to-be-constructed hotel located in Portland, Oregon from the developer for a purchase price of approximately $160 million upon substantial completion of construction.
Performance Guarantees—Certain of our contractual agreements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels, see Note 2.
Our most significant performance guarantee relates to four managed hotels in France that we began managing in the second quarter of 2013 ("the four managed hotels in France"), which has a term of 7 years, with approximately 3.5 years remaining, and does not have an annual cap. The remaining maximum exposure related to our performance guarantees at December 31, 2016 was $346 million, of which €293 million ($308 million using exchange rates at December 31, 2016) related to the four managed hotels in France.
We had total net performance guarantee liabilities of $79 million and $97 million at December 31, 2016 and December 31, 2015, respectively, which included $55 million and $81 million recorded in other long-term liabilities and $24 million and $16 million in accrued expenses and other current liabilities on our consolidated balance sheets, respectively. Our total performance guarantee liabilities are comprised of the fair value of the guarantee obligation liabilities recorded upon inception, net of amortization and any separate contingent liabilities, net of cash payments. Performance guarantee expense or income and income from amortization of the guarantee obligation liabilities are recorded in other income (loss), net on the consolidated statements of income, see Note 20.

	The Four Managed Hotels in France		Other Performance Guarantees		Total
	2016	2015	2016	2015	2016	2015
Beginning balance, January 1	$93	$106	$4	$5	$97	$111
Initial guarantee obligation liability	—	—	9	—	9	—
Amortization of initial guarantee obligation liability into income	(33)	(10)	(1)	(2)	(34)	(12)
Performance guarantee expense (income), net	64	28	(1)	(1)	63	27
Net (payments) receipts during the year	(57)	(20)	2	2	(55)	(18)
Foreign currency exchange, net	(1)	(11)	—	—	(1)	(11)
Ending balance, December 31	$66	$93	$13	$4	$79	$97
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. At December 31, 2016 and December 31, 2015, there were no amounts recorded on our consolidated balance sheets related to these performance test clauses.

Debt Repayment Guarantees—We have entered into various debt repayment guarantees related to our unconsolidated hospitality venture investments and certain managed or franchised hotels. Typically, we enter into debt repayment guarantees in order to assist hotel owners in obtaining third-party financing or to obtain more favorable borrowing terms. Included within debt repayment guarantees are the following:

Property Description	Maximum Potential Future Payments	Maximum Exposure Net of Recoverability from Third Parties	Amount Recorded at December 31, 2016	Amount Recorded at December 31, 2015	Year of Guarantee Expiration
Hotel property in Washington (1), (3), (4), (5)	$215	$—	$35	$—	2020
Hotel properties in India (2), (3)	177	177	21	27	2020
Hotel property in Brazil (1)	80	40	3	4	2020
Hotel property in Minnesota	25	25	2	2	2021
Hotel property in Arizona (1), (4)	25	—	2	3	2019
Hotel properties in California (1)	21	8	6	—	2020
Hotel property in Colorado	8	8	—	—	2017
Other (1)	25	1	—	3	various, through 2017
Total	$576	$259	$69	$39
(1) We have agreements with either our unconsolidated hospitality venture partner, the respective hotel owners or other third parties to recover certain amounts funded under the debt repayment guarantee; the recoverability mechanism may be in the form of cash, financing receivable, or HTM debt securities.
(2) We have the contractual right to recover amounts funded from the unconsolidated hospitality venture, which is a related party. We expect our maximum exposure to be $89 million, taking into account our partner’s 50% ownership interest in the unconsolidated hospitality venture.
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
At December 31, 2016, the hotel owners are current on their debt service obligations.
Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be $231 million and $179 million at December 31, 2016 and December 31, 2015, respectively. Due to the lack of readily available market data, our fair value estimates utilize the following Level Three unobservable inputs:

	2016	2015
Discount rates	10.6% - 12.6%	9.5% - 12.6%
Stabilized growth rates	1.8% - 4.8%	1.8% - 4.8%
Capitalization rates (1)	7.0% - 10.0%	6.5% - 10.0%
Term	0.2 - 7.0 years	0.3 - 5.0 years
(1) Reflects the risk profile of the individual markets where the assets are located and are not necessarily indicative of our portfolio as a whole.
Insurance—We obtain commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property and other miscellaneous coverages. A portion of the risk is retained on a self insurance basis primarily through U.S. based and licensed captive insurance companies that are wholly owned subsidiaries of Hyatt and that generally insure our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Losses estimated to be paid within twelve months are $30 million and $35 million at

December 31, 2016 and December 31, 2015, respectively, and are classified within accrued expenses and other current liabilities on our consolidated balance sheets, while losses expected to be payable in future periods are $62 million and $57 million at December 31, 2016 and December 31, 2015, respectively, and are included in other long-term liabilities on the consolidated balance sheets. At December 31, 2016, standby letters of credit of $7 million were issued to provide collateral for the estimated claims, which are guaranteed by us. For further discussion, see the "—Letters of Credit" section of this footnote.
Collective Bargaining Agreements—At December 31, 2016, approximately 25% of our U.S. based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Certain employees are covered by union sponsored multi-employer pension and health plans pursuant to agreements between us and various unions. Our contributions to these multi-employer pension and health plans are based on a percentage of all union employee wages as dictated by the collective bargaining agreements, which expire at various dates between August 31, 2018 and June 30, 2026. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety Bonds—Surety bonds issued on our behalf were $25 million at December 31, 2016 and primarily relate to workers’ compensation, taxes, licenses and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at December 31, 2016 were $230 million, which relate to our ongoing operations and securitization of our performance under our debt repayment guarantee associated with the hotel properties in India, which is only called upon if we default on our guarantee. The letters of credit outstanding do not reduce the available capacity under our revolving credit facility (see Note 9).
Capital Expenditures—As part of our ongoing business operations, significant expenditures are required to complete renovation projects that have been approved.
Other—We act as general partner of various partnerships owning hotel properties that are subject to mortgage indebtedness. These mortgage agreements generally limit the lender’s recourse to security interests in assets financed and/or other assets of the partnership(s) and/or the general partner(s) thereof.
In conjunction with financing obtained for our unconsolidated hospitality ventures and certain managed hotels, we may provide standard indemnifications to the lender for loss, liability or damage occurring as a result of our actions or actions of the other unconsolidated hospitality venture owners.
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

15.    STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Common Stock—At December 31, 2016, Pritzker family business interests beneficially owned, in the aggregate, approximately 83.6% of our Class B common stock and less than 0.1% of our Class A common stock, representing approximately 58.1% of the outstanding shares of our common stock and approximately 80.1% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests are able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors and other significant corporate transactions. While the voting agreements are in effect, they may provide our board of directors with effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. Pursuant to the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, the Pritzker family business interests have agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock. In addition, other stockholders, including entities affiliated with Goldman, Sachs & Co. and Madrone GHC, LLC, beneficially own, in the aggregate, approximately 16.4% of our outstanding Class B common stock and approximately 7.9% of our outstanding Class A common stock, representing approximately 13.8% of the outstanding shares of our common stock and approximately 16.1% of the total voting power of our outstanding common stock. Pursuant to the 2007 Stockholders’ Agreement, these entities have also agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock.
Share Repurchase— During 2016, 2015 and 2014, our board of directors authorized the repurchase of up to $500 million, $400 million and $700 million, respectively, of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that we deem appropriate and subject to market conditions, applicable law and other factors deemed relevant in our sole discretion. The common stock repurchase program applies to our Class A common stock and/or our Class B common stock. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time.
During 2016 and 2015, we repurchased 5,631,557 and 13,199,811 shares of common stock, respectively. These shares of common stock were repurchased at a weighted average price of $48.37 and $54.17 per share, respectively, for an aggregate purchase price of $272 million and $715 million, respectively, excluding related insignificant expenses in both periods. The shares repurchased during 2016 represented approximately 4% of our total shares of common stock outstanding at December 31, 2015. The shares repurchased during 2015 represented approximately 9% of our total shares of common stock outstanding at December 31, 2014. The shares of Class A common stock repurchased on the open market were retired and returned to the status of authorized and unissued while the shares of Class B common stock repurchased were retired and the total number of authorized Class B shares was reduced by the number of shares repurchased. At December 31, 2016, we had $357 million remaining under the current share repurchase authorization.
Treasury Stock Retirement— During 2015, we retired 195,423 shares of treasury stock. These shares were retired at a weighted average price of $43.41 resulting in an $8 million reduction in treasury stock. The retired shares of treasury stock were returned to the status of authorized and unissued.

Accumulated Other Comprehensive Loss—The following tables detail the accumulated other comprehensive loss activity for the years ended December 31, 2016 and December 31, 2015, respectively.

	Balance at January 1, 2016	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss (a)	Balance at December 31, 2016
Foreign currency translation adjustments	$(257)	$(45)	$3	$(299)
Unrealized gains (losses) on AFS securities	39	(6)	—	33
Unrecognized pension cost	(7)	—	—	(7)
Unrealized gains (losses) on derivative instruments	(5)	1	—	(4)
Accumulated other comprehensive income (loss)	$(230)	$(50)	$3	$(277)
(a) The amount reclassified from accumulated other comprehensive loss related to the sale of the shares of the company that owns Hyatt Regency Birmingham (U.K.) and was recorded within other long-term liabilities on our consolidated balance sheets.

	Balance at January 1, 2015	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss (b)	Balance at December 31, 2015
Foreign currency translation adjustments	$(155)	$(123)	$21	$(257)
Unrealized gains on AFS securities	6	33	—	39
Unrecognized pension cost	(5)	(2)	—	(7)
Unrealized gains (losses) on derivative instruments	(6)	1	—	(5)
Accumulated other comprehensive income (loss)	$(160)	$(91)	$21	$(230)
(b) The amount reclassified from accumulated other comprehensive loss was recognized within equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income.

16.    STOCK-BASED COMPENSATION
As part of our LTIP, we award SARs, RSUs, PSUs and PSs to certain employees, see Note 2. Compensation expense and unearned compensation presented below exclude amounts related to employees of our managed hotels and other employees whose payroll is reimbursed, as this expense has been and will continue to be reimbursed by our third-party hotel owners and is recorded within other revenues from managed properties and other costs from managed properties on our consolidated statements of income. Stock-based compensation expense (income) primarily included in selling, general, and administration expense on our consolidated statements of income related to these awards was as follows:

	Years Ended December 31,
	2016	2015	2014
SARs	$10	$9	$19
RSUs	15	17	31
PSUs and PSs	—	(3)	4
The years ended December 31, 2016 and December 31, 2015 include a reversal of previously recorded compensation expense based on our current assessment of expected achievement relative to the applicable performance target related to certain PS awards.
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

The expected income tax benefit to be realized at the time of vest related to these awards for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 was as follows:

	Years Ended December 31,
	2016	2015	2014
SARs	$4	$3	$7
RSUs	5	5	8
PSUs and PSs	—	(1)	2
SARs—The following table sets forth a summary of the SAR grants in 2016, 2015, and 2014:

Grant Date	SARs Granted	Value at Date of Grant	Vesting Period		Vesting Start Month
March 2016	45,710	$14.22	33	% annually	March 2017
March 2016	878,714	14.54	25	% annually	March 2017
March 2015	380,604	20.64	25	% annually	March 2016
March 2015	41,373	24.17	50	% annually	March 2018
February 2015	39,401	25.38	100	% at vest	March 2018
February 2014	327,307	22.57	25	% annually	March 2015
The weighted average grant date fair value for the awards granted in 2016, 2015 and 2014 was $14.52, $21.36, and $22.57, respectively.
The fair value of each SAR was estimated based on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	2016	2015	2014
Exercise Price	$47.36	$56.57	$49.39
Expected Life in Years	6.227	6.309	6.290
Risk-free Interest Rate	1.55%	1.63%	1.93%
Expected Volatility	27.72%	35.39%	44.32%
Annual Dividend Yield	—%	—%	—%
At December 31, 2016 we used an estimated forfeiture rate of 0% because only a small group of executives received these grants and we have limited data on which to base these estimates. Due to a lack of historical exercise information the expected life was estimated based on the midpoint between the vesting period and the contractual life of each SAR. The risk-free interest rate was based on U.S. Treasury instruments with similar expected life. We calculate volatility using a blend of our trading history and an average historical volatility of our peer group over a time period consistent with our expected term assumption.
A summary of employee SAR activity is presented below:

	SAR Units	Weighted Average Exercise Price (in whole dollars)	Weighted Average Contractual Term
Outstanding at December 31, 2015:	3,876,937	$47.63	5.03
Granted	924,424	47.36	9.22
Exercised	(325,339)	43.09	2.08
Forfeited or canceled	(22,035)	53.32	5.04
Outstanding at December 31, 2016:	4,453,987	$47.88	5.25
Exercisable at December 31, 2016:	2,855,153	$47.09	3.44
The total intrinsic value of SARs outstanding at December 31, 2016 was $39 million and the total intrinsic value for exercisable SARs was $29 million at December 31, 2016.
RSUs—The following table sets forth a summary of the employee RSU grants:

Grant Date	RSUs	Value	Total Value (in millions)	Vesting Period
December 2016	40,633	$56.60	$2	4 years
March 2016	444,629	47.36	21	4 years
December 2015	4,089	48.90	—	4 years
September 2015	3,898	51.30	—	3 years
September 2015	8,576	51.30	—	4 years
May 2015	23,746	58.95	1	4 years
March 2015	380,939	56.27	21	4 years
February 2015	29,278	59.77	2	4 years
September 2014	2,452	61.17	—	4 years
February 2014	376,328	49.39	19	4 years
The liability and related expense for granted cash-settled RSUs are insignificant as of and for the year ended December 31, 2016.
A summary of the status of the nonvested employee restricted stock unit awards outstanding under the LTIP is presented below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value (in whole dollars)
Nonvested at December 31, 2015:	1,014,574	$50.02
Granted	485,262	48.13
Vested	(394,087)	47.42
Forfeited or canceled	(89,572)	49.78
Nonvested at December 31, 2016:	1,016,177	$50.15
Our estimated forfeiture rate is approximately 3%. The total intrinsic value of nonvested RSUs at December 31, 2016 was $56 million.
PSUs and PSs—The following table sets forth a summary of PSU and PS grants:

Year Granted	PSUs and PSs Granted	Weighted Average Grant Date Fair Value (in whole dollars)	Performance Period	Performance Period Start Date
2016 PSUs	111,620	$47.36	3 years	January 1, 2016
2015 PSs	146,902	$56.27	3 years	January 1, 2015
2014 PSs	162,906	$49.39	3 years	January 1, 2014
There were $8 million in forfeitures for the year ended December 31, 2016. At December 31, 2016 the total intrinsic value of nonvested PSs and PSUs if target performance is achieved was $6 million.
Unearned Compensation—Our total unearned compensation for our stock-based compensation programs at December 31, 2016 was $6 million for SARs, $15 million for RSUs and $4 million for PSUs and PSs, which is expected to be recorded to compensation expense as follows:

	2017	2018	2019	2020	Total
SARs	$3	$2	$1	$—	$6
RSUs	7	4	3	1	15
PSUs and PSs	2	2	—	—	4
Total	$12	$8	$4	$1	$25

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
Legal Services—A partner in a law firm that provided services to us throughout 2016, 2015, and 2014 is the brother-in-law of our Executive Chairman. We incurred legal fees with this firm of $2 million, $6 million and $3 million for each of the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively. Legal fees, when expensed, are included in selling, general, and administrative expenses. At December 31, 2016 and December 31, 2015, we had insignificant amounts due to the law firm.
Equity Method Investments—We have equity method investments in entities that own properties for which we provide management or franchise services and receive fees. We recorded fees of $30 million, $26 million, and $29 million for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, respectively. At December 31, 2016 and December 31, 2015, we had receivables due from these properties of $7 million and $6 million, respectively. In addition, in some cases we provide loans (see Note 6) or guarantees (see Note 14) to these entities. During the years ended December 31, 2016, December 31, 2015, and December 31, 2014, we recorded fees related to these guarantees of $5 million, $2 million, and $2 million, respectively. Our ownership interest in these unconsolidated hospitality ventures varies from 24% to 70%. See Note 3 for further details regarding these investments.
Class B Share Repurchase—During 2016, we repurchased 1,881,636 shares of Class B common stock for a weighted average price of $53.15 per share, for an aggregate purchase price of approximately $100 million. The shares repurchased represented approximately 1% of our total shares of common stock outstanding prior to the repurchase. During 2015, we repurchased 1,776,501 shares of Class B common stock at a weighted average price of $58.91 per share, for an aggregate purchase price of approximately $105 million. The shares repurchased represented approximately 1% of our total shares of common stock outstanding prior to the repurchase. The shares of Class B common stock were repurchased in privately negotiated transactions from trusts for the benefit of certain Pritzker family members and limited partnerships owned indirectly by trusts for the benefit of certain Pritzker family members and were retired, thereby reducing the total number of shares outstanding and reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.
Class B Share Conversion—During the year ended December 31, 2016, 16,884,117 shares of Class B common stock were converted on a share-for-share basis into shares of our Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock have been retired, thereby reducing the shares of Class B common stock authorized and outstanding.

18.    SEGMENT AND GEOGRAPHIC INFORMATION
Our reportable segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker to assess performance and make decisions regarding the allocation of resources. Our chief operating decision maker is the President and Chief Executive Officer. We define our reportable segments as follows:

•
Owned and leased hotels—This segment derives its earnings from owned and leased hotel properties located predominantly in the United States, but also in certain international locations and for purposes of segment Adjusted EBITDA, includes our pro rata share of the Adjusted EBITDA of our unconsolidated hospitality ventures, based on our ownership percentage of each venture. Adjusted EBITDA includes intercompany expenses related to management fees paid to the Company's management and franchising segments, which are eliminated in consolidation. Intersegment revenues relate to promotional award redemptions earned by our owned and leased hotels related to our co-branded credit card, which are eliminated in consolidation.

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

•
ASPAC management and franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our portfolio of brands to franchisees located in Southeast Asia, as well as Greater China, Australia, South Korea, Japan and Micronesia. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners and franchisees with no added margin. These costs relate primarily to reservations, marketing and technology costs. These revenues and costs are recorded within other revenues from managed properties and other costs from managed properties, respectively. The intersegment revenues relate to management fees collected from the Company’s owned hotels, which are eliminated in consolidation.

•
EAME/SW Asia management and franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our portfolio of brands to franchisees located primarily in Europe, Africa, the Middle East, India, Central Asia and Nepal. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners and franchisees with no added margin. These costs relate primarily to reservations, marketing and technology costs. These revenues and costs are recorded within other revenues from managed properties and other costs from managed properties, respectively. The intersegment revenues relate to management fees collected from the Company’s owned hotels, which are eliminated in consolidation.

Our chief operating decision maker evaluates performance based on each segment’s revenue and Adjusted EBITDA. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro rata share of unconsolidated hospitality ventures Adjusted EBITDA based on our ownership percentage of each venture, adjusted to exclude interest expense; provision for income taxes; depreciation and amortization; equity earnings (losses) from unconsolidated hospitality ventures; stock-based compensation expense; gains (losses) on sales of real estate and other; asset impairments; other (income) loss, net; and net income attributable to noncontrolling interests.
Effective January 1, 2016, our definition of Adjusted EBITDA has been updated to exclude stock-based compensation expense to facilitate comparison with our competitors. We have applied this change in the definition of Adjusted EBITDA to 2015 and 2014 historical results to allow for comparability between the periods presented.

The table below shows summarized consolidated financial information by segment. Included within corporate and other are unallocated corporate expenses, license fees related to Hyatt Residence Club, our co-branded credit card and our vacation ownership business prior to the sale in the fourth quarter of 2014.

	Years Ended December 31,
	2016	2015	2014
Owned and leased hotels
Owned and leased hotels revenues	$2,119	$2,079	$2,246
Intersegment revenues (a)	11	—	—
Adjusted EBITDA	516	493	523
Depreciation and amortization	285	277	322
Capital expenditures	200	225	208
Americas management and franchising
Management and franchise fees revenues	371	354	327
Other revenues from managed properties	1,670	1,641	1,550
Intersegment revenues (a)	75	74	88
Adjusted EBITDA	318	300	265
Depreciation and amortization	18	19	18
Capital expenditures	—	—	1
ASPAC management and franchising
Management and franchise fees revenues	96	91	88
Other revenues from managed properties	98	87	74
Intersegment revenues (a)	2	2	2
Adjusted EBITDA	57	55	49
Depreciation and amortization	1	1	1
Capital expenditures	1	1	1
EAME/SW Asia management and franchising
Management and franchise fees revenues	65	67	77
Other revenues from managed properties	65	58	53
Intersegment revenues (a)	10	13	15
Adjusted EBITDA	33	33	43
Depreciation and amortization	5	5	6
Capital expenditures	1	—	—
Corporate and other
Revenues	43	40	75
Other revenues from managed properties	—	—	30
Adjusted EBITDA	(139)	(131)	(103)
Depreciation and amortization	33	18	7
Capital expenditures	9	43	43
Eliminations (a)
Revenues	(98)	(89)	(105)
Adjusted EBITDA	—	—	—
Depreciation and amortization	—	—	—
Capital expenditures	—	—	—
TOTAL
Revenues	$4,429	$4,328	$4,415
Adjusted EBITDA	785	750	777
Depreciation and amortization	342	320	354
Capital expenditures	211	269	253

(a)	Intersegment revenues are included in the management and franchise fees revenues and owned and leased hotels revenues and eliminated in Eliminations.

The table below presents summarized consolidated balance sheet information by segment:
Total Assets

	December 31, 2016	December 31, 2015
Owned and leased hotels	$5,393	$5,281
Americas management and franchising	564	464
ASPAC management and franchising	128	131
EAME/SW Asia management and franchising	186	234
Corporate and other	1,478	1,481
TOTAL	$7,749	$7,591
The following tables present revenues and property and equipment, net, intangibles, net and goodwill by geographical region:

	Years Ended December 31,
	2016	2015	2014
Revenues:
United States	$3,571	$3,494	$3,476
All Foreign	858	834	939
Total	$4,429	$4,328	$4,415

	December 31, 2016	December 31, 2015
Property and equipment, net, Intangibles, net and Goodwill:
United States	$3,915	$3,562
All Foreign	1,079	1,145
Total	$4,994	$4,707
The table below provides a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to our consolidated Adjusted EBITDA:

	Years Ended December 31,
	2016	2015	2014
Net income attributable to Hyatt Hotels Corporation	$204	$124	$344
Interest expense	76	68	71
Provision for income taxes	85	70	179
Depreciation and amortization	342	320	354
EBITDA	707	582	948
Equity (earnings) losses from unconsolidated hospitality ventures	(68)	64	(25)
Stock-based compensation expense	25	23	49
(Gains) losses on sales of real estate and other	23	(9)	(311)
Asset impairments	—	5	17
Other (income) loss, net	(2)	5	17
Net income attributable to noncontrolling interests	—	—	2
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	100	80	80
Adjusted EBITDA	$785	$750	$777

19.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, are as follows:

	Years Ended December 31,
	2016	2015	2014
Numerator:
Net income	$204	$124	$346
Net (income) loss attributable to noncontrolling interests	—	—	(2)
Net income attributable to Hyatt Hotels Corporation	$204	$124	$344
Denominator:
Basic weighted average shares outstanding	132,930,578	142,814,868	153,136,511
Share-based compensation	1,008,753	1,184,455	1,213,941
Diluted weighted average shares outstanding	133,939,331	143,999,323	154,350,452
Basic Earnings Per Share:
Net income	$1.53	$0.87	$2.26
Net (income) loss attributable to noncontrolling interests	—	—	(0.01)
Net income attributable to Hyatt Hotels Corporation	$1.53	$0.87	$2.25
Diluted Earnings Per Share:
Net income	$1.52	$0.86	$2.24
Net (income) loss attributable to noncontrolling interests	—	—	(0.01)
Net income attributable to Hyatt Hotels Corporation	$1.52	$0.86	$2.23
The computations of diluted net income per share for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Years Ended December 31,
	2016	2015	2014
SARs	74,500	1,500	5,200
RSUs	900	—	—

20.    OTHER INCOME (LOSS), NET

	For the years ended December 31,
	2016	2015	2014
Performance guarantee liability amortization (Note 14)	34	12	7
Depreciation recovery	25	12	2
Interest income	19	8	11
Foreign currency gains (losses), net	1	(14)	(3)
Realized losses (Note 4)	(6)	—	—
Performance guarantee expense, net (Note 14)	(63)	(27)	(23)
Other	(8)	4	(11)
Other income (loss), net	$2	$(5)	$(17)

21.    SUBSEQUENT EVENT
On January 17, 2017, we acquired Miraval Group from an unrelated third party for approximately $215 million. The transaction included the Miraval Life in Balance Spa brand, Miraval Arizona Resort & Spa, the Travaasa Resort and the option to acquire the Cranwell Spa & Golf Resort. On January 26, 2017, we acquired the Cranwell Spa & Golf Resort for approximately $20 million.

22.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table sets forth the historical unaudited quarterly financial data. The information for each of these periods has been prepared on the same basis as the audited consolidated financial statements and, in our opinion, reflects all adjustments necessary to present fairly our financial results. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period.

	For the three months ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Consolidated statements of income data:
Owned and leased hotels	$514	$519	$559	$516	$530	$500	$540	$509
Management and franchise fees	116	110	115	107	107	103	112	105
Other revenues	9	11	11	9	10	10	9	7
Other revenues from managed properties	448	448	480	457	462	440	451	433
Total revenues	1,087	1,088	1,165	1,089	1,109	1,053	1,112	1,054
Direct and selling, general, and administrative expenses	1,027	1,019	1,063	1,021	1,047	965	998	995
Net income	41	62	67	34	37	25	40	22
Net income attributable to Hyatt Hotels Corporation	41	62	67	34	37	25	40	22
Net income per common share, basic	$0.31	$0.48	$0.50	$0.25	$0.26	$0.18	$0.28	$0.15
Net income per common share, diluted	$0.31	$0.47	$0.49	$0.25	$0.26	$0.18	$0.27	$0.15

HYATT HOTELS CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2016, December 31, 2015, and December 31, 2014
(In millions of dollars)

	Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Revenues, Costs and Expenses	Additions Charged to Other Accounts		Deductions		Balance at End of Period
Year Ended December 31, 2016:
Trade receivables—allowance for doubtful accounts	$15	$6	$—		$(3)		$18
Financing receivables—allowance for losses	98	10	—		(8)		100
Deferred tax assets—valuation allowance	17	10	—		—		27
Year Ended December 31, 2015:
Trade receivables—allowance for doubtful accounts	13	5	—		(3)		15
Financing receivables—allowance for losses	100	10	(2)	A	(10)		98
Deferred tax assets—valuation allowance	15	2	—		—		17
Year Ended December 31, 2014:
Trade receivables—allowance for doubtful accounts	11	5	—		(3)		13
Financing receivables—allowance for losses	103	7	(9)	A, C	(1)		100
Deferred tax assets—valuation allowance	21	—	—		(6)	B	15
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
4.10
Sixth Supplemental Indenture, dated March 7, 2016, between Hyatt Hotels Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 8, 2016)

4.11
Form of 6.875% Senior Notes due 2019 (included as part of Exhibit 4.5 above) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

4.12
Form of 5.375% Senior Notes due 2021 (included as part of Exhibit 4.7 above) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 9, 2011)

4.13
Form of 3.375% Senior Notes due 2023 (included as part of  Exhibit 4.9 above ) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 10, 2013)

4.14
Form of 4.850% Senior Note due 2026 (included as part of Exhibit 4.1 above) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 8, 2016)

4.15
Registration Rights Agreement, dated as of October 12, 2009, by and among Hyatt Hotels Corporation and Thomas J. Pritzker, Marshall E. Eisenberg and Karl J. Breyer, solely in their capacity as co-trustees (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 15, 2009)

10.1
2007 Stockholders' Agreement, dated as of August 28, 2007, as amended, by and among Hyatt Hotels Corporation, Madrone GHC, LLC, Lake GHC, LLC, Shimoda GHC, LLC, GS Sunray Holdings, L.L.C., GS Sunray Holdings Subco I, L.L.C., GS Sunray Holdings Subco II, L.L.C., GS Sunray Holdings Parallel, L.L.C., GS Sunray Holdings Parallel Subco, L.L.C., Mori Building Capital Investment LLC and others party thereto (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.2
Joinder Agreement to 2007 Stockholders' Agreement, dated as of January 26, 2010, by and among Hyatt Hotels Corporation and Mori Building Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-34521) filed with the SEC on February 25, 2010)

10.3
Joinder Agreement to 2007 Stockholders' Agreement, dated as of March 12, 2014, by and among Hyatt Hotels Corporation and Gregory B. Penner (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-34521) filed with the Securities and Exchange Commission on February 18, 2015)

+10.4
Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-34521) filed with the SEC on February 18, 2016)

+10.5
Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.6
Amendment to Hyatt Hotels Corporation Non-Employee Director Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on November 3, 2010)

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

+10.19	Amended and Restated Hyatt Hotels Corporation Deferred Compensation Plan for Directors, dated as of December 8, 2016

Exhibit Number	Exhibit Description
+10.20	Hyatt Hotels Corporation Amended and Restated Summary of Non-Employee Director Compensation (January 1, 2017)

+10.21
Employment Letter, dated as of December 12, 2012, between Hyatt Hotels Corporation and Mark S. Hoplamazian (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 14, 2012)

+10.22
Employment Letter, dated as of January 7, 2015, between Hyatt Hotels Corporation and Maryam Banikarim (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-34521) filed with the Securities and Exchange Commission on May 5, 2015)

+10.23
Employment Letter, dated as of December 12, 2012, between Hyatt Hotels Corporation and Thomas J. Pritzker (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 14, 2012)

+10.24
Employment Letter, dated as of May 3, 2007, between Hyatt Hotels Corporation and Stephen Haggerty (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on August 5, 2010)

+10.25
Letter Agreement, dated as of December 28, 2012, between Hyatt Hotels Corporation and Stephen Haggerty (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-34521) filed with the Securities and Exchange Commission on February 13, 2013)

+10.26
Employment Letter, dated as of February 10, 2016, between Hyatt Corporation and Patrick J. Grismer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 11, 2016)

+10.27	Employment Letter, dated as of September 19, 2016, between Hyatt Corporation and Anne-Marie Law

+10.28
Hyatt Hotels Corporation Executive Officer Change in Control Plan and Summary Plan Description (incorporated by reference to Exhibit 10.47 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

+10.29
First Amendment to the Hyatt Hotels Corporation Executive Change in Control Plan, dated December 17, 2010 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on February 17, 2011)

+10.30
Hyatt Hotels Corporation Corporate Office Severance Plan and Summary Plan Description (incorporated by reference to Exhibit 10.48 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

+10.31
First Amendment to the Hyatt Hotels Corporation Corporate Office Severance Plan, dated December 17, 2010 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on February 17, 2011)

+10.32
Amended and Restated Hyatt Hotels Corporation Executive Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement or Schedule 14A (File No. 001-34521) filed with the Securities and Exchange Commission on April 22, 2013)

Exhibit Number	Exhibit Description
+10.33
Hyatt International Hotels Retirement Plan (incorporated by reference to Exhibit 10.55 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on November 2, 2009)

+10.34
Amended and Restated Hyatt Corporation Deferred Compensation Plan, effective May 3, 2010 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-165384) filed with the Securities and Exchange Commission on March 10, 2010)

+10.35
First Amendment to the Amended and Restated Hyatt Corporation Deferred Compensation Plan, effective May 3, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on May 6, 2010)

+10.36
Second Amendment to the Amended and Restated Hyatt Corporation Deferred Compensation Plan, effective September 30, 2010 (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 001-34521) filed with the Securities and Exchange Commission on February, 16, 2012)

+10.37
Hyatt Hotels Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A (File No. 001-34521) filed with the Securities and Exchange Commission on April 21, 2010)

+10.38
First Amendment to the Hyatt Hotels Corporation Employee Stock Purchase Plan, dated March 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-34521) filed with the Securities and Exchange Commission on May 3, 2012)

10.39
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

10.46
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

10.48
Letter regarding Termination of Omnibus Office Services Agreement, dated as of January 12, 2012, by Pritzker Realty Group, L.P. (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 001-34521) filed with the Securities and Exchange Commission on February 16, 2012)

10.49
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

10.52
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

10.53
Form of Franchise Agreement with Hyatt Place Franchising, L.L.C., as amended (incorporated by reference to Exhibit 10.46 to the Company's Registration Statement on Form S-1 (File No. 333- 161068) filed with the Securities and Exchange Commission on August 5, 2009)

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

14.1	Code of Business Conduct and Ethics

Exhibit Number	Exhibit Description
21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP

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