Form 10-Q
period 2017-03-31
Hyatt Hotels Corp
filed 2017-05-04
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 28, 2017, there were 35,162,851 shares of the registrant’s Class A common stock, $0.01 par value, outstanding and 90,323,839 shares of the registrant’s Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.
HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
REVENUES:
Owned and leased hotels	$572	$516
Management and franchise fees	122	107
Other revenues	22	9
Other revenues from managed properties	471	457
Total revenues	1,187	1,089
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	427	389
Depreciation and amortization	91	81
Other direct costs	19	6
Selling, general, and administrative	99	88
Other costs from managed properties	471	457
Direct and selling, general, and administrative expenses	1,107	1,021
Net gains and interest income from marketable securities held to fund operating programs	15	1
Equity earnings (losses) from unconsolidated hospitality ventures	(3)	2
Interest expense	(21)	(17)
Other income (loss), net	40	(4)
INCOME BEFORE INCOME TAXES	111	50
PROVISION FOR INCOME TAXES	(41)	(16)
NET INCOME	70	34
NET INCOME AND ACCRETION ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$70	$34
EARNINGS PER SHARE—Basic
Net income	$0.54	$0.25
Net income attributable to Hyatt Hotels Corporation	$0.54	$0.25
EARNINGS PER SHARE—Diluted
Net income	$0.54	$0.25
Net income attributable to Hyatt Hotels Corporation	$0.54	$0.25

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Net income	$70	$34
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax expense of $- for the three months ended March 31, 2017 and March 31, 2016	41	24
Unrealized gains (losses) on available-for-sale securities, net of tax expense (benefit) of $21 and $(3) for the three months ended March 31, 2017 and March 31, 2016, respectively	34	(4)
Other comprehensive income	75	20
COMPREHENSIVE INCOME	145	54
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$145	$54

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$374	$482
Restricted cash	64	76
Short-term investments	52	56
Receivables, net of allowances of $18 at March 31, 2017 and December 31, 2016	367	304
Inventories	16	28
Prepaids and other assets	157	153
Prepaid income taxes	18	40
Total current assets	1,048	1,139
Investments	169	186
Property and equipment, net	4,472	4,270
Financing receivables, net of allowances	19	19
Goodwill	147	125
Intangibles, net	658	599
Deferred tax assets	303	313
Other assets	947	1,098
TOTAL ASSETS	$7,763	$7,749
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$299	$119
Accounts payable	155	162
Accrued expenses and other current liabilities	552	514
Accrued compensation and benefits	103	129
Total current liabilities	1,109	924
Long-term debt	1,445	1,445
Other long-term liabilities	1,480	1,472
Total liabilities	4,034	3,841
Commitments and contingencies (see Note 11)
Redeemable noncontrolling interest in preferred shares of a subsidiary	9	—
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding at March 31, 2017 and December 31, 2016	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 35,137,361 issued and outstanding at March 31, 2017, and Class B common stock, $0.01 par value per share, 422,857,621 shares authorized, 90,323,839 shares issued and outstanding at March 31, 2017. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 39,952,061 issued and outstanding at December 31, 2016, and Class B common stock, $0.01 par value per share, 422,857,621 shares authorized, 90,863,209 shares issued and outstanding at December 31, 2016	1	1
Additional paid-in capital	1,352	1,686
Retained earnings	2,563	2,493
Accumulated other comprehensive loss	(202)	(277)
Total stockholders’ equity	3,714	3,903
Noncontrolling interests in consolidated subsidiaries	6	5
Total equity	3,720	3,908
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY	$7,763	$7,749

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70	$34
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91	81
Deferred income taxes	(16)	(1)
Realized losses from marketable securities	40	—
Working capital changes and other	(35)	(63)
Net cash provided by operating activities	150	51
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(111)	(85)
Proceeds from marketable securities and short-term investments	119	83
Contributions to investments	(8)	(15)
Return of investments	200	23
Acquisitions, net of cash acquired	(245)	—
Capital expenditures	(50)	(38)
Sales proceeds transferred from escrow to cash and cash equivalents	—	29
Other investing activities	1	(9)
Net cash used in investing activities	(94)	(12)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs of $- and $4, respectively	180	426
Repayments of long-term debt	(3)	(95)
Repurchase of common stock	(348)	(63)
Proceeds from redeemable noncontrolling interest in preferred shares of a subsidiary	9	—
Other financing activities	(3)	(4)
Net cash (used in) provided by financing activities	(165)	264
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1	11
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(108)	314
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	482	457
CASH AND CASH EQUIVALENTS—END OF PERIOD	$374	$771
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$37	$33
Cash paid during the period for income taxes	$10	$16
Non-cash investing and financing activities are as follows:
Change in accrued capital expenditures	$17	$4

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)

1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively "Hyatt Hotels Corporation") provide hospitality services on a worldwide basis through the development, ownership, operation, management, franchising and licensing of hospitality related businesses. We develop, own, operate, manage, franchise, license or provide services to a portfolio of properties consisting of full service hotels, select service hotels, resorts and other properties, including timeshare, fractional and other forms of residential or vacation properties. At March 31, 2017, (i) we operated or franchised 318 full service hotels, comprising 123,684 rooms throughout the world, (ii) we operated or franchised 346 select service hotels, comprising 48,577 rooms, of which 316 hotels are located in the United States, and (iii) our portfolio of properties included 6 franchised all inclusive Hyatt-branded resorts, comprising 2,401 rooms, and 3 owned destination wellness resorts, comprising 386 rooms. At March 31, 2017, our portfolio of properties operated in 56 countries around the world.
As used in these Notes and throughout this Quarterly Report on Form 10-Q, (i) the terms "Company," "we," "us" or "our" mean Hyatt Hotels Corporation and its consolidated subsidiaries and (ii) the term "portfolio of properties" refers to hotels and other properties or residential ownership units that we develop, own, operate, manage, franchise, license or provide services to, including under our Park Hyatt, Miraval, Grand Hyatt, Hyatt Regency, Hyatt, Andaz, Hyatt Centric, The Unbound Collection by Hyatt, Hyatt Place, Hyatt House, Hyatt Ziva, Hyatt Zilara and Hyatt Residence Club brands.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. As a result, this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the "2016 Form 10-K").
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

2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Standards—In March 2016, the Financial Accounting Standards Board ("FASB") released Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions of ASU 2016-09 are effective for interim periods and fiscal years beginning after December 15, 2016. We adopted ASU 2016-09 on January 1, 2017, which resulted in recognition of excess tax benefits from share-based payment transactions on the condensed consolidated statements of income and within operating activities on the condensed consolidated statements of cash flows, on a prospective basis. ASU 2016-09 did not materially impact our condensed consolidated financial statements and prior periods have not been adjusted.
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
The standard permits the use of either the full retrospective or modified retrospective (cumulative effect) transition method. We currently expect to adopt ASU 2014-09 utilizing the full retrospective transition method on January 1, 2018.
While we continue to evaluate possible impacts on our condensed consolidated financial statements, ASU 2014-09 is expected to impact either the amount or timing of revenue recognition as follows:
•Under existing guidance, gains on sales of real estate when we maintain substantial continuing involvement are deferred and amortized into management and franchise fees revenues. Upon adoption of ASU 2014-09, gains on sales of real estate will be recognized when control of the property transfers to the buyer. We expect any remaining unamortized deferred gains as of our date of adoption will be included as an adjustment to retained earnings. For the three months ended March 31, 2017 and March 31, 2016, Hyatt recognized $5 million of management fee revenues related to the amortization of these deferred gains.
•Under existing guidance, amortization of certain management and franchise agreement intangibles is recorded within depreciation and amortization on our condensed consolidated statements of income. Upon adoption of ASU 2014-09, certain management and franchise agreement intangibles may meet the definition of consideration paid to a customer and therefore, would be recorded as contra-revenue within management and franchise fee revenues in our condensed consolidated statements of income.
•Under existing guidance, incentive fees are recognized in the amount that would be due as if the contract were to terminate at that time. Under ASU 2014-09, variable consideration is included in the transaction price only if it is probable that a significant reversal in the cumulative amount of revenue recognized would not occur when the uncertainty associated with the variable consideration is subsequently resolved. This may result in a different pattern of recognition for incentive fees for certain contracts. We do not anticipate a material impact to incentive fees on a full year basis.
•Under existing guidance, franchise application fees are recognized at a point in time. Upon adoption of ASU 2014-09, initial franchise application fees will be recognized over time.
We do not expect the standard to materially affect the amount or timing of revenue recognition for royalty fees from our franchised properties or base management fees from our managed properties. We are continuing to evaluate other possible impacts to our condensed consolidated financial statements, including the impact related to our loyalty program.
In January 2016, the FASB released Accounting Standards Update No. 2016-01 ("ASU 2016-01"), Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 revises the accounting for equity investments and financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The provisions of ASU 2016-01 are effective for interim periods and fiscal years beginning after December 15, 2017. Upon adoption, the unrealized gains (losses) on available-for-sale ("AFS") equity securities reported in accumulated other comprehensive loss at December 31, 2017 will be reclassified to retained earnings, and any subsequent changes in fair value will be recognized in net income on our condensed consolidated statements of income. We are currently evaluating the impacts of adopting ASU 2016-01.
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
In October 2016, the FASB released Accounting Standards Update No. 2016-16 (“ASU 2016-16”), Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The provisions of ASU 2016-16 are effective for interim periods and fiscal years beginning after December 15, 2017, with early adoption permitted. ASU 2016-16 requires an entity to adopt the amendments on a modified retrospective basis, recognizing the effects in retained earnings as of the beginning of the year of adoption. Upon adoption, we do not expect ASU 2016-16 to have a material impact on our condensed consolidated financial statements.
In January 2017, the FASB released Accounting Standards Update No. 2017-01 (“ASU 2017-01”), Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The provisions of ASU 2017-01 are effective for interim periods and fiscal years beginning after December 15, 2017. We are currently evaluating the impact of adopting ASU 2017-01.
In January 2017, the FASB released Accounting Standards Update No. 2017-04 (“ASU 2017-04”), Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the impairment test which requires entities to determine the implied fair value of goodwill to measure if any impairment charge is necessary. Instead, entities will record an impairment charge based on the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The provisions of ASU 2017-04 are effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2017-04.

3.    EQUITY AND COST METHOD INVESTMENTS

	March 31, 2017	December 31, 2016
Equity method investments	$163	$180
Cost method investments	6	6
Total investments	$169	$186
During the three months ended March 31, 2017, an unconsolidated hospitality venture, which is classified as an equity method investment within our owned and leased hotels segment, sold a Hyatt Place hotel. We received proceeds of $4 million and recorded a gain of $2 million in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income.
The following table presents summarized financial information for all unconsolidated hospitality ventures in which we hold an investment accounted for under the equity method:

	Three Months Ended March 31,
	2017	2016
Total revenues	$274	$284
Gross operating profit	78	70
Income (loss) from continuing operations	(18)	20
Net income (loss)	(18)	20

4.    MARKETABLE SECURITIES
We hold marketable securities to fund certain operating programs and for investment purposes. We periodically transfer cash and cash equivalents to time deposits, highly liquid and transparent commercial paper, corporate notes and bonds, U.S. government obligations and obligations of other government agencies for investment purposes.

Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value and included on the condensed consolidated balance sheets, were as follows:

	March 31, 2017	December 31, 2016
Marketable securities held to fund our loyalty program	$397	$394
Marketable securities held to fund deferred compensation plans held in rabbi trusts (Note 9)	364	352
Marketable securities held to fund our captive insurance companies	72	65
Total marketable securities held to fund operating programs	$833	$811
Less current portion of marketable securities held to fund operating programs included in cash and cash equivalents, short-term investments, and prepaids and other assets	(123)	(109)
Marketable securities held to fund operating programs included in other assets	$710	$702
Net gains and interest income from marketable securities held to fund operating programs on the condensed consolidated statements of income included realized and unrealized gains and losses and interest income related to the following:

	Three Months Ended March 31,
	2017	2016
Loyalty program	$—	$1
Deferred compensation plans held in rabbi trusts	15	—
Total net gains and interest income from marketable securities held to fund operating programs	$15	$1
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
Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at fair value and included on the condensed consolidated balance sheets, were as follows:

	March 31, 2017	December 31, 2016
Interest bearing money market funds	$56	$106
Time deposits	45	45
Preferred shares	—	290
Common shares	126	—
Total marketable securities held for investment purposes	$227	$441
Less current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(101)	(151)
Marketable securities held for investment purposes included in other assets	$126	$290

Fair Value—We measured the following financial assets at fair value on a recurring basis:

	March 31, 2017	Cash and cash equivalents	Short-term investments	Prepaids and other assets	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest bearing money market funds	$72	$72	$—	$—	$—
Mutual funds	364	—	—	—	364
Common shares	126	—	—	—	126
Level Two - Significant Other Observable Inputs
Time deposits	58	—	46	—	12
U.S. government obligations	148	—	—	38	110
U.S. government agencies	48	—	4	8	36
Corporate debt securities	182	—	2	38	142
Mortgage-backed securities	19	—	—	5	14
Asset-backed securities	40	—	—	10	30
Municipal and provincial notes and bonds	3	—	—	1	2
Total	$1,060	$72	$52	$100	$836

	December 31, 2016	Cash and cash equivalents	Short-term investments	Prepaids and other assets	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest bearing money market funds	$114	$114	$—	$—	$—
Mutual funds	352	—	—	—	352
Level Two - Significant Other Observable Inputs
Time deposits	59	—	46	—	13
U.S. government obligations	142	—	—	33	109
U.S. government agencies	53	—	9	8	36
Corporate debt securities	181	—	1	35	145
Mortgage-backed securities	22	—	—	5	17
Asset-backed securities	34	—	—	8	26
Municipal and provincial notes and bonds	5	—	—	1	4
Level Three - Significant Unobservable Inputs
Preferred shares	290	—	—	—	290
Total	$1,252	$114	$56	$90	$992
During the three months ended March 31, 2017 and March 31, 2016, there were no transfers between levels of the fair value hierarchy. We currently do not have non-financial assets or non-financial liabilities required to be measured at fair value on a recurring basis.

Preferred shares—During the year ended December 31, 2013, we invested $271 million in Playa Hotels & Resorts B.V. ("Playa") for convertible redeemable preferred shares which were classified as an AFS debt security. The fair value of the preferred shares was:

	2017	2016
Fair value at January 1	$290	$335
Gross unrealized losses	(54)	(7)
Realized losses	(40)	—
Interest income	94	—
Cash redemption	(290)	—
Fair value at March 31	$—	$328
In March 2017, Playa completed a business combination with Pace Holdings Corporation ("Pace"), and our preferred shares plus accrued and unpaid paid in kind ("PIK") dividends were redeemed in full for $290 million. Upon redemption, we recorded $94 million of interest income and $40 million of realized losses in other income (loss), net on our condensed consolidated statements of income. The realized losses were the result of a difference between the fair value of the initial investment and the contractual redemption price of $8.40 per share.
Common shares—Prior to the Playa business combination, we accounted for our common share investment in Playa as an equity method investment. As a result of the Playa business combination, Playa Hotels & Resorts N.V. is now publicly traded on the NASDAQ and our ownership percentage was diluted to 11.57%. As we no longer have the ability to significantly influence Playa, our investment was recharacterized as an AFS equity security in March 2017. The remeasurement of our investment at fair value resulted in unrealized gains recorded in other comprehensive income of $109 million at March 31, 2017. The fair value of the common shares is classified as Level One in the fair value hierarchy as we are able to obtain market available pricing information. Our investment is re-measured quarterly at fair value through accumulated other comprehensive loss on the condensed consolidated balance sheets. In conjunction with the Playa business combination, we also received 1,738,806 of founders’ warrants to purchase 579,602 additional shares of Playa’s common stock and 237,110 of earn-out warrants. The warrants were recorded at a fair value of $5 million within other assets on the condensed consolidated balance sheets at March 31, 2017.
Held-to-Maturity Debt Securities—At March 31, 2017 and December 31, 2016, we had investments in held-to-maturity ("HTM") debt securities of $27 million, which are investments in third-party entities that own certain of our hotels. The amortized costs of our investments approximate fair value and are classified as Level Three in the fair value hierarchy. The securities are mandatorily redeemable between 2020 and 2025.

5.    FINANCING RECEIVABLES

	March 31, 2017	December 31, 2016
Unsecured financing to hotel owners	$122	$119
Less allowance for losses	(103)	(100)
Total long-term financing receivables, net	$19	$19

Allowance for Losses and Impairments—The following table summarizes the activity in our financing receivables allowance:

	2017	2016
Allowance at January 1	$100	$98
Provisions	2	1
Other Adjustments	1	1
Allowance at March 31	$103	$100
Credit Monitoring—Our unsecured financing receivables were as follows:

	March 31, 2017
	Gross Loan Balance (Principal and Interest)	Related Allowance	Net Financing Receivables	Gross Receivables on Non-Accrual Status
Loans	$13	$—	$13	$—
Impaired loans (1)	58	(58)	—	58
Total loans	71	(58)	13	58
Other financing arrangements	51	(45)	6	45
Total unsecured financing receivables	$122	$(103)	$19	$103
(1) The unpaid principal balance was $44 million and the average recorded loan balance was $57 million at March 31, 2017.

	December 31, 2016
	Gross Loan Balance (Principal and Interest)	Related Allowance	Net Financing Receivables	Gross Receivables on Non-Accrual Status
Loans	$13	$—	$13	$—
Impaired loans (2)	56	(56)	—	56
Total loans	69	(56)	13	56
Other financing arrangements	50	(44)	6	44
Total unsecured financing receivables	$119	$(100)	$19	$100
(2) The unpaid principal balance was $43 million and the average recorded loan balance was $57 million at December 31, 2016.
Fair Value—We estimated the fair value of financing receivables, which are classified as Level Three in the fair value hierarchy, to be approximately $19 million at March 31, 2017 and December 31, 2016.

6.    ACQUISITIONS
Miraval—During the three months ended March 31, 2017, we acquired Miraval Group from an unrelated third party. The transaction included the Miraval Life in Balance Spa brand, Miraval Arizona Resort & Spa in Tucson, Arizona, Travaasa Resort in Austin, Texas, and the option to acquire Cranwell Spa & Golf Resort ("Cranwell") in Lenox, Massachusetts. We subsequently exercised our option and acquired approximately 95% of Cranwell during the three months ended March 31, 2017. These transactions are collectively referred to as "Miraval." Total cash consideration for Miraval was $239 million, subject to working capital adjustments.

The following table summarizes the fair value of the identifiable net assets acquired in the acquisition of Miraval, which is recorded within corporate and other:

Current assets, net of cash acquired	$4
Property and equipment	173
Indefinite-lived intangibles (1)	37
Management agreement intangibles (2)	14
Goodwill (3)	20
Other definite-lived intangibles (4)	7
Total assets	$255

Current liabilities	$11
Deferred income tax liability	6
Total liabilities	17
Total net assets acquired attributable to Hyatt Hotels Corporation	238
Total net assets acquired attributable to noncontrolling interests	1
Total net assets acquired	$239

(1) Includes an intangible attributable to the Miraval brand.
(2) Amortized over a useful life of 20 years.
(3) The goodwill, of which $8 million is deductible for tax purposes, is attributable to Miraval's reputation as a renowned provider of wellness and mindfulness experiences, the extension of the Hyatt brand beyond traditional hotel stays, and the establishment of deferred tax liabilities.
(4) Amortized over useful lives ranging from two to seven years.
Redeemable noncontrolling interest in preferred shares of a subsidiary—In conjunction with the acquisition of Miraval, a consolidated hospitality venture for which we are the managing member (the "Miraval Venture") issued $9 million of redeemable preferred shares to unrelated third-party investors. The preferred shares are non-voting, except as required by applicable law and certain contractual approval rights, and have liquidation preference over all other classes of securities within the Miraval Venture. The redeemable preferred shares earn a return of 12% and a redemption premium that increases over time depending on the length of time the redeemable preferred shares are outstanding. The preferred shares are redeemable at various time periods at the option of the Miraval Venture starting 12 months from the date of issuance. If not redeemed by the Miraval Venture prior to the two-year anniversary, the preferred shareholders have the option to require redemption of all preferred shares outstanding. The preferred shares are also redeemable upon the occurrence of certain change-in-control events. Under the current terms, the shares are classified as a redeemable noncontrolling interest in preferred shares of a subsidiary, which are presented between liabilities and equity on our condensed consolidated balance sheets and carried at the current redemption value.

7.    INTANGIBLES, NET

	March 31, 2017	Weighted- Average Useful Lives in Years	December 31, 2016
Management and franchise agreement intangibles	$611	25	$589
Lease related intangibles	117	111	115
Brand and other indefinite-lived intangibles	53	—	16
Advanced bookings intangibles	12	6	11
Other definite-lived intangibles	12	11	6
	805		737
Accumulated amortization	(147)		(138)
Intangibles, net	$658		$599

Amortization expense relating to intangible assets was as follows:

	Three Months Ended March 31,
	2017	2016
Amortization expense	$7	$7

8.    DEBT
Long-term debt, net of current maturities was $1,445 million at March 31, 2017 and December 31, 2016.
Revolving Credit Facility—During the three months ended March 31, 2017, we borrowed $180 million on our revolving credit facility at a weighted-average interest rate of 1.89%. At March 31, 2017 and December 31, 2016, we had $280 million and $100 million outstanding, respectively. At March 31, 2017, we had $1.2 billion available on our revolving credit facility.
Fair Value—We estimated the fair value of debt, excluding capital leases, which consists of $196 million of 6.875% senior notes due 2019 (the "2019 Notes"), $250 million of 5.375% senior notes due 2021 (the "2021 Notes"), $350 million of 3.375% senior notes due 2023 (the "2023 Notes") and $400 million of 4.850% senior notes due 2026 (the "2026 Notes"), collectively referred to as the Senior Notes, and other long-term debt. Our Senior Notes and bonds are classified as Level Two due to the use and weighting of multiple market inputs in the final price of the security. We estimated the fair value of other debt instruments using a discounted cash flow analysis based on current market inputs for similar types of arrangements. Based upon the lack of availability of market data, we have classified our revolving credit facility and other debt as Level Three. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value.
We had the following debt balances, excluding capital lease obligations:

	March 31, 2017
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Debt (1)	$1,745	$1,834	$—	$1,462	$372
(1) Excludes capital lease obligations of $15 million and unamortized discounts and deferred financing fees of $16 million.

	December 31, 2016
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Debt (2)	$1,565	$1,642	$—	$1,450	$192
(2) Excludes capital lease obligations of $15 million and unamortized discounts and deferred financing fees of $16 million.

9.    LIABILITIES

	March 31, 2017	December 31, 2016
Deferred compensation plans	$364	$352
Deferred gains on sales of hotel properties	357	363
Loyalty program liability	288	296
Guarantee liabilities (Note 11)	118	124
Other	353	337
Total other long-term liabilities	$1,480	$1,472

Accrued expenses and other current liabilities included $143 million and $139 million of liabilities related to our loyalty program at March 31, 2017 and December 31, 2016, respectively.

10.    INCOME TAXES
The effective income tax rates for the three months ended March 31, 2017 and March 31, 2016, were 36.8% and 31.7%, respectively. Our effective tax rates increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to the impact of certain foreign unconsolidated hospitality venture losses not benefited in 2017.
Unrecognized tax benefits were $89 million and $86 million at March 31, 2017 and December 31, 2016, respectively, of which $9 million and $5 million, respectively, would impact the effective tax rates if recognized.
During the first quarter of 2017, the Internal Revenue Service ("IRS") issued a “Notice of Deficiency” for our 2009 through 2011 tax years. We disagree with the IRS’s assessment as it relates to the inclusion of loyalty program contributions as taxable income to the Company. In the second quarter of 2017, we intend to file a petition with the United States Tax Court for redetermination of the tax liability asserted by the IRS related to our loyalty program. If the IRS’s position is upheld, it would result in an income tax liability of $118 million (including $25 million of estimated interest, net of federal tax benefit) for the years under audit that would be primarily offset by a deferred tax asset, and therefore, only the related interest would have an impact on the effective tax rate if recognized. We believe we have adequate tax reserves in connection with this matter.

11.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:
Commitments—At March 31, 2017, we are committed, under certain conditions, to lend or invest up to $433 million, net of any related letters of credit, in various business ventures.
Performance Guarantees—Certain of our contractual agreements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels.
Our most significant performance guarantee relates to four managed hotels in France that we began managing in the second quarter of 2013 ("the four managed hotels in France"), which has a term of seven years, with approximately three and one-quarter years remaining. This guarantee has a maximum cap, but does not have an annual cap. The remaining maximum exposure related to our performance guarantees at March 31, 2017 was $349 million, of which €293 million ($312 million using exchange rates at March 31, 2017) related to the four managed hotels in France.
We had total net performance guarantee liabilities of $77 million and $79 million at March 31, 2017 and December 31, 2016, which included $52 million and $55 million recorded in other long-term liabilities, $26 million and $24 million in accrued expenses and other current liabilities, and $1 million and $0 in receivables on our condensed consolidated balance sheets, respectively. Our total performance guarantee liabilities are comprised of the fair value of the guarantee obligation liabilities recorded upon inception, net of amortization and any separate contingent liabilities, net of cash payments. Performance guarantee expense or income and income from amortization of the guarantee obligation liabilities are recorded in other income (loss), net on the condensed consolidated statements of income, see Note 17.

	The Four Managed Hotels in France		Other Performance Guarantees		All Performance Guarantees
	2017	2016	2017	2016	2017	2016
Beginning balance, January 1	$66	$93	$13	$4	$79	$97
Amortization of initial guarantee obligation liability into income	(3)	(8)	(1)	—	(4)	(8)
Performance guarantee expense, net	26	19	—	—	26	19
Net payments during the period	(22)	(14)	(4)	(1)	(26)	(15)
Foreign currency exchange, net	2	4	—	—	2	4
Ending balance, March 31	$69	$94	$8	$3	$77	$97
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. At March 31, 2017 and December 31, 2016, there were no amounts recorded on our condensed consolidated balance sheets related to these performance test clauses.
Debt Repayment Guarantees—We enter into various debt repayment guarantees related to our unconsolidated hospitality ventures and certain managed or franchised hotels. Typically, we enter into debt repayment guarantees in order to assist hotel owners in obtaining third-party financing or to obtain more favorable borrowing terms. Included within debt repayment guarantees are the following:

Property Description	Maximum Potential Future Payments	Maximum Exposure Net of Recoverability from Third Parties	Other Long-term Liabilities recorded at March 31, 2017	Other Long-term Liabilities recorded at December 31, 2016	Year of Guarantee Expiration
Hotel property in Washington State (1), (3), (4), (5)	$215	$—	$33	$35	2020
Hotel properties in India (2), (3)	185	185	21	21	2020
Hotel property in Brazil (1)	80	40	3	3	2020
Hotel property in Minnesota	25	25	2	2	2021
Hotel property in Arizona (1), (4)	25	—	2	2	2019
Hotel properties in California (1)	21	8	5	6	2020
Other (1)	24	8	—	—	2017
Total	$575	$266	$66	$69
(1) We have agreements with our unconsolidated hospitality venture partner, the respective hotel owners or other third parties to recover certain amounts funded under the debt repayment guarantee; the recoverability mechanism may be in the form of cash, financing receivable, or HTM debt security.
(2) Debt repayment guarantee is denominated in Indian rupees and translated using exchange rates at March 31, 2017. We have the contractual right to recover amounts funded from the unconsolidated hospitality venture, which is a related party. We expect our maximum exposure to be $93 million, taking into account our partner’s 50% ownership interest in the unconsolidated hospitality venture.
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

At March 31, 2017, the hotel owners are current on their debt service obligations.
Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be $229 million and $231 million at March 31, 2017 and December 31, 2016, respectively. Due to the lack of readily available market data, we have classified our guarantees as Level Three in the fair value hierarchy.
Insurance—We obtain commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property and other miscellaneous coverages. A portion of the risk is retained on a self-insurance basis primarily through U.S. based and licensed captive insurance companies that are wholly owned subsidiaries of Hyatt and generally insure our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Losses estimated to be paid within 12 months are $32 million and $30 million at March 31, 2017 and December 31, 2016, respectively, and are classified within accrued expenses and other current liabilities on our condensed consolidated balance sheets, while losses expected to be payable in future periods are $63 million and $62 million at March 31, 2017 and December 31, 2016, respectively, and are included in other long-term liabilities on our condensed consolidated balance sheets. At March 31, 2017, standby letters of credit of $7 million were issued to provide collateral for the estimated claims, which are guaranteed by us. For further discussion, see the "—Letters of Credit" section of this Note.
Collective Bargaining Agreements—At March 31, 2017, approximately 25% of our U.S. based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Certain employees are covered by union sponsored multi-employer pension and health plans pursuant to agreements between us and various unions. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety Bonds—Surety bonds issued on our behalf were $25 million at March 31, 2017 and primarily relate to workers’ compensation, taxes, licenses and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at March 31, 2017 were $236 million, which relate to our ongoing operations and securitization of our performance under our debt repayment guarantee associated with the hotel properties in India, which is only called upon if we default on our guarantee. The letters of credit outstanding do not reduce the available capacity under our revolving credit facility.
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

12.    EQUITY

	Stockholders’ equity	Noncontrolling interests in consolidated subsidiaries	Total equity
Balance at January 1, 2017	$3,903	$5	$3,908
Net income	70	—	70
Other comprehensive income	75	—	75
Contributions from noncontrolling interests	—	1	1
Repurchase of common stock	(348)	—	(348)
Employee stock plan issuance	1	—	1
Share-based payment activity	13	—	13
Balance at March 31, 2017	$3,714	$6	$3,720

	Stockholders’ equity	Noncontrolling interests in consolidated subsidiaries	Total equity
Balance at January 1, 2016	$3,991	$4	$3,995
Net income	34	—	34
Other comprehensive income	20	—	20
Repurchase of common stock	(63)	—	(63)
Employee stock plan issuance	1	—	1
Share-based payment activity	13	—	13
Balance at March 31, 2016	$3,996	$4	$4,000
Accumulated Other Comprehensive Loss—

	Balance at January 1, 2017	Current period other comprehensive income before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at March 31, 2017
Foreign currency translation adjustments	$(299)	$41	$—	$(258)
Unrealized gains on AFS securities	33	34	—	67
Unrecognized pension cost	(7)	—	—	(7)
Unrealized losses on derivative instruments	(4)	—	—	(4)
Accumulated other comprehensive income (loss)	$(277)	$75	$—	$(202)

	Balance at January 1, 2016	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at March 31, 2016
Foreign currency translation adjustments	$(257)	$24	$—	$(233)
Unrealized gains (losses) on AFS securities	39	(4)	—	35
Unrecognized pension cost	(7)	—	—	(7)
Unrealized losses on derivative instruments	(5)	—	—	(5)
Accumulated other comprehensive income (loss)	$(230)	$20	$—	$(210)

Share Repurchases—During 2016 and 2015, our board of directors authorized the repurchase of up to $500 million and $400 million, respectively, of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices we deem appropriate and subject to market conditions, applicable law and other factors deemed relevant in our sole discretion. The common stock repurchase program applies to our Class A common stock and our Class B common stock. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. On May 3, 2017, our board of directors authorized the repurchase of up to an additional $500 million of our common stock. See Note 18 for further details regarding the 2017 share repurchase plan.
In March 2017, we entered into an accelerated share repurchase program ("2017 ASR") with a third-party financial institution. Under the 2017 ASR agreement, we paid $300 million and received an initial delivery of 4,596,822 shares, which were repurchased at a price of $52.21 per share. This initial delivery of shares represents the minimum number of shares that we may receive under the agreement and was accounted for as a reduction to stockholders’ equity on the condensed consolidated balance sheets. Upon settlement of the 2017 ASR in a future period, the total number of shares ultimately delivered is determined based on the volume-weighted-average price of our common stock during that period. The remaining shares yet to be delivered, totaling $60 million, are accounted for as an equity-classified forward contract. The initial delivery of shares resulted in a reduction in the weighted-average common shares calculation for basic and diluted earnings per share. See Note 16.
During the three months ended March 31, 2017, we repurchased 5,480,636 shares, including shares repurchased pursuant to the 2017 ASR. The shares of common stock were repurchased at a weighted-average price of $52.48 per share for an aggregate purchase price of $288 million, excluding related insignificant expenses. Total shares repurchased during the three months ended March 31, 2017 represented approximately 4% of our total shares of common stock outstanding at December 31, 2016.
During the three months ended March 31, 2016, we repurchased 1,527,750 shares. The shares of common stock were repurchased at a weighted-average price of $41.37 per share for an aggregate purchase price of $63 million, excluding related insignificant expenses. The shares repurchased during the three months ended March 31, 2016 represented approximately 1% of our total shares of common stock outstanding at December 31, 2015.
The shares of Class A common stock repurchased on the open market were retired and returned to the status of authorized and unissued shares. At March 31, 2017, we had $9 million remaining under the share repurchase authorization.

13.    STOCK-BASED COMPENSATION
As part of our Long-Term Incentive Plan ("LTIP"), we award Stock Appreciation Rights ("SARs"), Restricted Stock Units ("RSUs"), Performance Share Units ("PSUs") and Performance Vesting Restricted Stock ("PSs") to certain employees. Compensation expense and unearned compensation presented below exclude amounts related to employees of our managed hotels and other employees whose payroll is reimbursed, as this expense has been and will continue to be reimbursed by our third-party hotel owners and is recorded in other revenues from managed properties and other costs from managed properties on our condensed consolidated statements of income. Stock-based compensation expense included in selling, general, and administrative expense on our condensed consolidated statements of income related to these awards was as follows:

	Three Months Ended March 31,
	2017	2016
SARs	$8	$7
RSUs	8	8
PSUs and PSs	—	1
Total stock-based compensation recorded within selling, general, and administrative expenses	$16	$16
SARs—During the three months ended March 31, 2017, we granted 605,601 SARs to employees with a weighted-average grant date fair value of $16.35.
RSUs— During the three months ended March 31, 2017, we granted 416,215 RSUs to employees with a weighted-average grant date fair value of $52.65.

PSUs and PSs—During the three months ended March 31, 2017, we granted a total of 102,115 PSUs to our executive officers, with a weighted-average grant date fair value of $52.65. The performance period applicable to such PSUs is a three year period beginning January 1, 2017 and ending December 31, 2019. During the three months ended March 31, 2017, we did not grant any PSs under our LTIP.
Our total unearned compensation for our stock-based compensation programs at March 31, 2017 was $8 million for SARs, $24 million for RSUs and $8 million for PSUs and PSs, which will primarily be recorded to compensation expense over the next three years with respect to SARs and RSUs, and over the next two years with respect to PSUs and PSs.

14.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to the condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Leases—Our corporate headquarters have been located at the Hyatt Center in Chicago, Illinois, since 2005. A subsidiary of the Company holds a master lease for a portion of the Hyatt Center and has entered into sublease agreements with certain related parties. Future expected sublease income for this space from related parties is $3 million.
Equity Method Investments—We have equity method investments in entities that own properties for which we receive management or franchise fees. We recorded fees of $6 million for the three months ended March 31, 2017 and March 31, 2016. At March 31, 2017 and December 31, 2016, we had receivables due from these properties of $7 million. In addition, in some cases we provide loans (see Note 5) or guarantees (see Note 11) to these entities. During the three months ended March 31, 2017 and March 31, 2016, we recorded fees related to these guarantees of $1 million. Our ownership interest in these unconsolidated hospitality ventures generally varies from 24% to 70%.
Class B Share Conversion—During the three months ended March 31, 2017, 539,370 shares of Class B common stock were converted on a share-for-share basis into shares of our Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock were retired subsequent to March 31, 2017, thereby reducing the shares of Class B common stock authorized and outstanding.

15.    SEGMENT INFORMATION
Our reportable segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker to assess performance and make decisions regarding the allocation of resources. Our chief operating decision maker is our President and Chief Executive Officer. We define our reportable segments as follows:

•
Owned and leased hotels—This segment derives its earnings from owned and leased hotel properties located predominantly in the United States but also in certain international locations and for purposes of segment Adjusted EBITDA, includes our pro rata share of the Adjusted EBITDA of our unconsolidated hospitality ventures, based on our ownership percentage of each venture. Adjusted EBITDA includes intercompany expenses related to management fees paid to the Company's management and franchising segments, which are eliminated in consolidation. Intersegment revenues relate to promotional award redemptions at our owned and leased hotels related to our co-branded credit card, which are eliminated in consolidation.

•
Americas management and franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our portfolio of brands to franchisees located in the United States, Latin America, Canada and the Caribbean. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners and franchisees with no added margin. These costs relate primarily to payroll costs at managed properties where the Company is the employer. These revenues and costs are recorded within other revenues from managed properties and other costs from managed properties, respectively. The intersegment revenues relate to management fees earned from the Company’s owned hotels, which are eliminated in consolidation.

•
ASPAC management and franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our portfolio of brands to franchisees located in Southeast Asia, as well as Greater China, Australia, South Korea, Japan and Micronesia. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners and franchisees with no added margin. These costs relate primarily to reservations, marketing and technology costs. These revenues and costs are recorded within other revenues from managed properties and other costs from managed properties, respectively. The intersegment revenues relate to management fees earned from the Company’s owned hotels, which are eliminated in consolidation.

•
EAME/SW Asia management and franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our portfolio of brands to franchisees located in Europe, Africa, the Middle East, India, Central Asia and Nepal. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners and franchisees with no added margin. These costs relate primarily to reservations, marketing and technology costs. These revenues and costs are recorded within other revenues from managed properties and other costs from managed properties, respectively. The intersegment revenues relate to management fees earned from the Company’s owned hotels, which are eliminated in consolidation.

Our chief operating decision maker evaluates performance based on each segment’s revenue and Adjusted EBITDA. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro rata share of unconsolidated hospitality ventures Adjusted EBITDA based on our ownership percentage of each venture, adjusted to exclude interest expense; provision for income taxes; depreciation and amortization; equity earnings (losses) from unconsolidated hospitality ventures; stock-based compensation expense and other income (loss), net.

The table below shows summarized consolidated financial information by segment. Included within corporate and other are unallocated corporate expenses, results related to Miraval, license fees related to Hyatt Residence Club and results related to our co-branded credit card.

	Three Months Ended March 31,
	2017	2016
Owned and leased hotels
Owned and leased hotels revenues	$558	$516
Other revenues	13	—
Intersegment revenues (a)	2	—
Adjusted EBITDA	143	131
Depreciation and amortization	74	68
Americas management and franchising
Management and franchise fees revenues	104	91
Other revenues from managed properties	428	421
Intersegment revenues (a)	22	20
Adjusted EBITDA	90	76
Depreciation and amortization	5	5
ASPAC management and franchising
Management and franchise fees revenues	25	22
Other revenues from managed properties	26	21
Intersegment revenues (a)	—	—
Adjusted EBITDA	15	12
Depreciation and amortization	—	—
EAME/SW Asia management and franchising
Management and franchise fees revenues	16	16
Other revenues from managed properties	17	15
Intersegment revenues (a)	2	2
Adjusted EBITDA	8	8
Depreciation and amortization	1	1
Corporate and other
Revenues	26	9
Adjusted EBITDA	(29)	(33)
Depreciation and amortization	11	7
Eliminations
Revenues (a)	(26)	(22)
Adjusted EBITDA (b)	1	—
Depreciation and amortization	—	—
TOTAL
Revenues	$1,187	$1,089
Adjusted EBITDA	228	194
Depreciation and amortization	91	81

(a)	Intersegment revenues are included in the management and franchise fees revenues and owned and leased hotels revenues and are eliminated in Eliminations.

(b)	Adjusted EBITDA elimination includes expenses recorded by our owned and leased hotels related to billings for depreciation on technology-related capital assets.

The table below provides a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to our consolidated Adjusted EBITDA:

	Three Months Ended March 31,
	2017	2016
Net income attributable to Hyatt Hotels Corporation	$70	$34
Interest expense	21	17
Provision for income taxes	41	16
Depreciation and amortization	91	81
EBITDA	223	148
Equity (earnings) losses from unconsolidated hospitality ventures	3	(2)
Stock-based compensation expense (see Note 13)	16	16
Other (income) loss, net (see Note 17)	(40)	4
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	26	28
Adjusted EBITDA	$228	$194

16.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, are as follows:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$70	$34
Net income and accretion attributable to noncontrolling interests	—	—
Net income attributable to Hyatt Hotels Corporation	$70	$34
Denominator:
Basic weighted average shares outstanding	129,746,644	135,128,860
Share-based compensation	1,250,891	796,029
Diluted weighted average shares outstanding	130,997,535	135,924,889
Basic Earnings Per Share:
Net income	$0.54	$0.25
Net income and accretion attributable to noncontrolling interests	—	—
Net income attributable to Hyatt Hotels Corporation	$0.54	$0.25
Diluted Earnings Per Share:
Net income	$0.54	$0.25
Net income and accretion attributable to noncontrolling interests	—	—
Net income attributable to Hyatt Hotels Corporation	$0.54	$0.25
The computations of diluted net income per share for the three months ended March 31, 2017 and March 31, 2016 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs, RSUs and an equity-classified forward contract because they are anti-dilutive.

	Three Months Ended March 31,
	2017	2016
SARs	39,200	—
RSUs	—	12,000
Equity-classified forward contract under the 2017 ASR	26,800	—

17.    OTHER INCOME (LOSS), NET

	Three Months Ended March 31,
	2017	2016
Interest income (Note 4)	$95	$1
Depreciation recovery	6	5
Performance guarantee liability amortization (Note 11)	4	8
Performance guarantee expense, net (Note 11)	(26)	(19)
Realized losses (Note 4)	(40)	—
Other	1	1
Other income (loss), net	$40	$(4)

18.    SUBSEQUENT EVENT
On May 3, 2017, our board of directors authorized the repurchase of up to an additional $500 million of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices we deem appropriate and subject to market conditions, applicable law and other factors deemed relevant in our sole discretion. The common stock repurchase program applies to our Class A common stock and our Class B common stock. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. At May 4, 2017, we had approximately $509 million remaining under our current share repurchase authorization.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report contains "forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, financial performance, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would" and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the SEC, including our Annual Report on Form 10-K; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; limited visibility with respect to future bookings; loss of key personnel; hostilities, or fear of hostilities, including future terrorist attacks, that affect travel; travel-related accidents; natural or man-made disasters such as earthquakes, tsunamis, tornadoes, hurricanes, floods, oil spills, nuclear incidents and global outbreaks of pandemics or contagious diseases or fear of such outbreaks; our ability to successfully achieve certain levels of operating profits at hotels that have performance guarantees in favor of our third party owners; the impact of hotel renovations; risks associated with our capital allocation plans and common stock repurchase program, including the risk that our common stock repurchase program could increase volatility and fail to enhance stockholder value; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through Internet travel intermediaries; changes in the tastes and preferences of our customers, including the entry of new competitors in the lodging business; relationships with colleagues and labor unions and changes in labor laws; financial condition of, and our relationships with, third-party property owners, franchisees and hospitality venture partners; the possible inability of our third-party owners, franchisees or development partners to access capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions and the introduction of new brand concepts; the timing of acquisitions and dispositions; failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals); unforeseen terminations of our management or franchise agreements; changes in federal, state, local or foreign tax law; increases in interest rates and operating costs; foreign exchange rate fluctuations or currency restructurings; lack of acceptance of new brands or innovation; our ability to successfully implement our new global loyalty platform and the level of acceptance of the new program by our guests; general volatility of the capital markets and our ability to access such markets; changes in the competitive environment in our industry, including as a result of industry consolidation, and the markets where we operate; cyber incidents and information technology failures; outcomes of legal or administrative proceedings; and violations of regulations or laws related to our franchising business. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and accompanying Notes, which appear elsewhere in this Quarterly Report on Form 10-Q.
Executive Overview
We are a global hospitality company engaged in the development, ownership, operation, management, franchising and licensing of a portfolio of properties, including hotels, resorts and residential and vacation ownership properties around the world. At March 31, 2017, our worldwide hotel portfolio consisted of 664 hotels (172,261 rooms), including:

•	282 managed properties (92,399 rooms), all of which we operate under management agreements with third-party property owners;

•	310 franchised properties (51,041 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	35 owned properties (18,008 rooms) (including 1 consolidated hospitality venture), 1 capital leased property (171 rooms), and 7 operating leased properties (2,411 rooms), all of which we manage; and

•	23 managed properties and 6 franchised properties owned or leased by unconsolidated hospitality ventures (8,231 rooms).
Our worldwide property portfolio also included:

•	3 destination wellness resorts (386 rooms), all of which we own and operate (including 1 consolidated hospitality venture);

•	6 all inclusive resorts (2,401 rooms), all of which are owned by a third party in which we hold a common share investment and which operates the resorts under franchise agreements with us;

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

We report our consolidated operations in U.S. dollars. Tabular amounts are displayed in millions of U.S. dollars, or as otherwise specifically identified. Percentages may not recompute due to rounding and not meaningful percentage changes are presented as "NM". Constant currency disclosures throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are non-GAAP measures. See "—Non-GAAP Measures" for further discussion of constant currency disclosures. We manage our business within four reportable segments as described below:

•
Owned and leased hotels, which consists of our owned and leased full service and select service hotels and, for purposes of segment Adjusted EBITDA, our pro rata share of the Adjusted EBITDA of our unconsolidated hospitality ventures, based on our ownership percentage of each venture;

•	Americas management and franchising, which consists of our management and franchising of properties located in the United States, Latin America, Canada and the Caribbean;

•	ASPAC management and franchising, which consists of our management and franchising of properties located in Southeast Asia, as well as Greater China, Australia, South Korea, Japan and Micronesia; and

•	EAME/SW Asia management and franchising, which consists of our management and franchising of properties located in Europe, Africa, the Middle East, India, Central Asia and Nepal.
Within corporate and other, we include our unallocated corporate overhead, results of Miraval, license fees related to Hyatt Residence Club and results of our co-branded credit card. See Part I, Item 1 "Financial Statements—Note 15 to the Condensed Consolidated Financial Statements" for further discussion of our segment structure.
During the three months ended March 31, 2017, we entered into the following key transactions:

•
acquired Miraval, the renowned provider of wellness and mindfulness experiences, for $239 million, subject to working capital adjustments. The acquisition of Miraval extends the Hyatt brand beyond traditional hotel stays and forms a distinct new wellness category within the Hyatt portfolio of brands;

•	launched World of Hyatt, our new global loyalty platform which replaced our Gold Passport loyalty program; and

•	2017 ASR to repurchase $300 million of our Class A common stock to return capital to our shareholders.
Our financial performance for the quarter ended March 31, 2017 reflects an increase in net income of $36 million compared to the quarter ended March 31, 2016. Consolidated revenues increased $98 million, or 9.0% ($102 million or 9.5% excluding the impact of currency), during the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016. Owned and leased hotels revenues for the quarter ended March 31, 2017, increased $56 million compared to the quarter ended March 31, 2016, which included a net unfavorable currency impact of $4 million. The increase in owned and leased hotels revenues resulted primarily from an increase in non-comparable owned and leased hotels revenues of $48 million, including an insignificant net unfavorable currency impact, which was primarily driven by new openings and acquisitions, partially offset by hotels sold in 2016. Additionally, comparable owned and leased hotels revenues increased $8 million, including a $4 million net unfavorable currency impact, which was primarily driven by full service hotels in the United States as a result of improved group average daily rate ("ADR") and occupancy.
Our management and franchise fees for the quarter ended March 31, 2017 increased $15 million compared to the quarter ended March 31, 2016, which included an insignificant net unfavorable currency impact, primarily attributable to our Americas management and franchising segment.
Our consolidated Adjusted EBITDA for the first quarter of 2017 increased $34 million compared to the first quarter of 2016, which included $1 million in net unfavorable currency impact. The increase was primarily driven by our Americas management and franchising segment which increased $14 million and our owned and leased segment which increased $12 million. See "—Non-GAAP Measures" for an explanation of how we utilize Adjusted EBITDA, why we present it and material limitations on its usefulness, as well as a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA.
Hotel Chain Revenue per Available Room ("RevPAR") Statistics.

		RevPAR
		Three Months Ended March 31,
(Comparable Locations)	Number of Comparable Hotels (1)	2017	2016	Change	Change (in constant $)
Systemwide hotels	595	$130	$125	4.4%	4.7%
Owned and leased hotels	39	$171	$168	1.9%	2.7%
Americas full service hotels	153	$149	$142	5.0%	5.1%
Americas select service hotels	298	$101	$97	3.8%	3.9%
ASPAC full service hotels	70	$139	$133	5.0%	5.2%
EAME/SW Asia full service hotels	63	$114	$113	1.0%	3.1%
EAME/SW Asia select service hotels	10	$70	$65	7.8%	8.6%
(1) Comparable systemwide hotels include one select service hotel in ASPAC, which is not included in the ASPAC full service hotel statistics. The number of managed and franchised hotels presented above includes owned and leased hotels.
In the Americas management and franchising segment, group demand and ADR growth at our full service hotels helped drive RevPAR in the first quarter of 2017, compared to the first quarter of 2016. Demand from groups was higher while transient demand was softer in the first quarter of 2017 compared to the first quarter of 2016, both due in part to the timing of Easter. While transient demand decreased, higher transient rates helped minimize the impact to transient revenues. Our owned and leased hotels segment, which is made up primarily of hotels located in the Americas, also saw similar group demand and ADR growth in the first quarter of 2017, compared to same period in 2016. Group revenue booked in 2017 for stays in 2017 was lower compared to the same period last year. Group revenue booked in 2017 for stays in future years was also lower compared to the same period last year.
ASPAC management and franchising segment RevPAR increased during the first quarter of 2017 compared to the first quarter of 2016 driven by strong transient demand in Hong Kong, China and Southeast Asia as well as increased group demand in South Korea and Indonesia.
EAME/SW Asia management and franchising segment RevPAR increased during the first quarter of 2017 compared to the first quarter of 2016 driven by improved occupancy across the region. Western Europe, specifically Germany and the United Kingdom, and India experienced strong year-over-year occupancy and ADR growth. Increases in certain locations within Western Europe were partially offset by the impact of renovations at two properties in France, as well as soft demand in Switzerland. Additionally, our hotels in Turkey continued to be impacted by security concerns and lower demand.

Results of Operations
Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016
Discussion on Consolidated Results
For additional information regarding our consolidated results below, please also refer to our condensed consolidated statements of income included in this quarterly report. The impacts from our investments in marketable securities held to fund operating programs, including securities held to fund our benefit programs funded through a rabbi trust and securities held to fund our loyalty program, were recorded on the various financial statement line items discussed below and have no impact on net income.
Owned and leased hotels revenues.

	Three Months Ended March 31,
	2017	2016	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$511	$503	$8	1.5%	$(4)
Non-comparable owned and leased hotels revenues	61	13	48	383.0%	—
Total owned and leased hotels revenues	$572	$516	$56	10.9%	$(4)

The increase in comparable owned and leased hotels revenues for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was primarily driven by full service hotels in the United States, partially offset by decreases at certain of our international hotels driven by rate and occupancy declines in Switzerland, renovation activity in France and net unfavorable currency impact. The increase in non-comparable owned and leased hotels revenues was driven by acquisitions and openings, partially offset by hotels sold in 2016. See "—Segment Results" for further discussion of owned and leased hotels revenues.
Management and franchise fee revenues.

	Three Months Ended March 31,
	2017	2016	Better / (Worse)
Base management fees	$47	$45	$2	4.7%
Incentive management fees	35	30	5	17.0%
Franchise fees	27	23	4	16.2%
Other fee revenues	13	9	4	47.2%
Total management and franchise fees	$122	$107	$15	14.2%

The increase in management and franchise fees during the three months ended March 31, 2017, compared to the same period in the prior year, which included an insignificant net unfavorable currency impact, was primarily driven by new hotels and improved performance at existing hotels in the Americas management and franchising segment. The increase in other fee revenues was driven by a termination fee for a hotel that left the chain. See "—Segment Results" for further discussion of management and franchise fees by region.
Other revenues.    Other revenues increased $13 million during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, driven by the sales of villas at Andaz Maui at Wailea Resort, in which we acquired our partners' share of the unconsolidated hospitality venture during the fourth quarter of 2016.

Other revenues from managed properties.

	Three Months Ended March 31,
	2017	2016	Better / (Worse)
Other revenues from managed properties excluding rabbi trust impact	$464	$457	$7	1.3%
Rabbi trust impact	7	—	7	NM
Other revenues from managed properties	$471	$457	$14	2.8%

Excluding the impact of rabbi trust, other revenues from managed properties increased during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, due to increased reimbursements related to our loyalty program and technology costs. These increases were partially offset by decreased payroll and related costs at full service hotels driven by hotel conversions and a hotel that left the chain.
Owned and leased hotels expense.

	Three Months Ended March 31,
	2017	2016	Better / (Worse)
Comparable owned and leased hotels expense	$379	$376	$(3)	(1.0)%
Non-comparable owned and leased hotels expense	45	13	(32)	(243.6)%
Rabbi trust impact	3	—	(3)	NM
Total owned and leased hotels expense	$427	$389	$(38)	(10.0)%

The increase in comparable owned and leased hotels expense, which included $3 million net favorable currency impact, in the three months ended March 31, 2017, compared to the same period in the prior year was primarily driven by increased rent expense at certain properties. The increase in non-comparable owned and leased hotels expense, which included an insignificant net favorable currency impact in the three months ended March 31, 2017, compared to the same period in the prior year, was driven by acquisitions and openings, partially offset by hotels sold in 2016.
Depreciation and amortization.    Depreciation and amortization increased $10 million during the three months ended March 31, 2017, compared to the same period in the prior year, primarily driven by acquisitions and hotel openings, and assets placed in service mid-2016 related to technology projects, partially offset by decreased depreciation related to the sale of two hotels in 2016. A portion of the depreciation related to technology projects is recovered from our managed and franchised hotels and the corresponding recovery is included in other income (loss), net.
Other direct costs.    Other direct costs increased $13 million during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, driven by the sales of villas at Andaz Maui at Wailea Resort.
Selling, general, and administrative expenses.

	Three Months Ended March 31,
	2017	2016	Change
Selling, general, and administrative expenses	$99	$88	$11	11.7%
Less: rabbi trust impact	(12)	—	(12)	NM
Less: stock-based compensation expense	(16)	(16)	—	(2.0)%
Adjusted selling, general, and administrative expenses	$71	$72	$(1)	(2.3)%

Adjusted selling, general, and administrative expenses excludes the impact of expenses related to benefit programs funded through rabbi trusts and stock-based compensation expense. Adjusted selling, general, and administrative expenses, as we define it, is a non-GAAP measure. See "—Non-GAAP Measures" for further discussion of adjusted selling, general, and administrative expenses.

Net gains and interest income from marketable securities held to fund operating programs.

	Three Months Ended March 31,
	2017	2016	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$12	$—	$12	NM
Rabbi trust impact allocated to owned and leased hotels expense	3	—	3	NM
Net gains and interest income from marketable securities held to fund our loyalty program allocated to owned and leased hotels revenues	—	1	(1)	(69.9)%
Net gains and interest income from marketable securities held to fund operating programs	$15	$1	$14	NM

Equity earnings (losses) from unconsolidated hospitality ventures.

	Three Months Ended March 31,
	2017	2016	Better / (Worse)
Equity earnings (losses) from unconsolidated hospitality ventures	$(3)	$2	$(5)	(222.1)%

The decrease during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was attributable to the following:

•	$7 million decrease due to equity earnings in 2016 related to a forfeited deposit on a sale of hotels by an unconsolidated hospitality venture that did not close; and

•	$2 million increase driven by the gain on sale of a hotel by an unconsolidated hospitality venture in 2017.
In March 2017, Playa entered into a business combination with Pace as discussed in Part I, Item 1 "Financial Statements—Note 4 to the Condensed Consolidated Financial Statements." As the retained Playa investment is no longer accounted for as an equity method investment, we will not have equity earnings or losses in future periods related to our investment in Playa.
Interest expense.    Interest expense increased $4 million during the three months ended March 31, 2017, compared to the same period in the prior year, driven by interest on the 2026 Notes which were issued in the first quarter of 2016 and interest on the outstanding balance on our credit revolver. These increases were partially offset by interest on the senior unsecured notes due in 2016, which were redeemed in the second quarter of 2016.
Asset Impairments.    During the three months ended March 31, 2017 and March 31, 2016, we did not record any asset impairments. However, a change in our assumptions and estimates by 4% could reduce the fair value of one of our reporting units at March 31, 2017, and could potentially result in an impairment of goodwill of up to $17 million.
Other income (loss), net.    Other income (loss), net increased $44 million during the three months ended March 31, 2017, compared to the same period in the prior year. The change was primarily attributable to the following:
•$94 million of interest income and $40 million of realized losses related to the redemption of our Playa preferred shares; and
•$7 million increase in performance guarantee expense and a $5 million decrease in performance guarantee income related to the four managed hotels in France. See Part I, Item 1 "Financial Statements—Note 11 to the Condensed Consolidated Financial Statements" for further details related to our performance guarantees.

Provision for income taxes.

	Three Months Ended March 31,
	2017	2016	Better / (Worse)
Income before income taxes	$111	$50	$61	122.7%
Provision for income taxes	(41)	(16)	(25)	(158.7)%
Effective tax rate	36.8%	31.7%		(5.1)%

Income tax expense increased $25 million in the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to an increase in income before income taxes in the quarter. The increase in the effective tax rate is primarily driven by certain foreign unconsolidated hospitality venture losses not benefited in 2017.

Segment Results
We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA, as described in Part I, Item 1 "Financial Statements—Note 15 to the Condensed Consolidated Financial Statements."
The charts below illustrate revenues by segment excluding other revenues from managed properties for the three months ended March 31, 2017 and March 31, 2016, which are presented before intersegment eliminations.
*Consolidated revenues for the three months ended March 31, 2017 included corporate and other revenues of $26 million, eliminations of $26 million and other revenues from managed properties of $471 million.
**Consolidated revenues for the three months ended March 31, 2016 included corporate and other revenues of $9 million, eliminations of $22 million and other revenues from managed properties of $457 million.

Owned and leased hotels segment revenues.

	Three Months Ended March 31,
	2017	2016	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$513	$503	$10	1.9%	$(4)
Non-comparable owned and leased hotels revenues	45	13	32	259.8%	—
Total owned and leased hotels revenues	558	516	42	8.3%	(4)
Other revenues	13	—	13	NM	—
Total segment revenues	$571	$516	$55	10.8%	$(4)

The increase in comparable owned and leased hotels revenues during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was primarily driven by increases of $15 million at our hotels in the United States, partially offset by decreases of $5 million at our international hotels. The revenue growth at our comparable full service hotels in the United States was primarily a result of improved group business and food and beverage revenues, driven in part by the shift of Easter from the first quarter of 2016 to the second quarter of 2017. The decrease in comparable international hotels was primarily driven by a net unfavorable currency impact of $4 million and decreased performance at certain of our owned hotels in Europe, partially offset by increased transient business in Mexico.
The increase in non-comparable owned and leased hotels revenues was driven by the following activity, in order of significance:

•	the acquisition of our partners' interest in Andaz Maui at Wailea Resort and villas in 2016;

•	the acquisitions of The Confidante Miami Beach and Royal Palms Resort and Spa in 2016; and

•	the opening of Grand Hyatt Rio de Janeiro in 2016.
The increase in revenues was partially offset by the following activity:

•	the dispositions of Andaz 5th Avenue and Hyatt Regency Birmingham (U.K.) in 2016.

	Three Months Ended March 31,
	RevPAR				Occupancy			ADR
	2017	2016	Better / (Worse)	Better / (Worse) Constant $	2017	2016	Change in Occ % pts	2017	2016	Better / (Worse)	Better / (Worse) Constant $
Comparable owned and leased hotels	$171	$168	1.9%	2.7%	75.0%	74.2%	0.8%	$228	$226	0.8%	1.6%

Excluding the net unfavorable currency impact, the increase in comparable RevPAR at our owned and leased hotels during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was primarily driven by improved group business at our comparable full service hotels in the United States and increased transient business at our comparable full service hotel in Mexico, partially offset by decreased ADR at certain of our comparable full service hotels in Europe.
During the three months ended March 31, 2017, no properties were removed from the comparable owned and leased hotels results.
Owned and leased hotels segment Adjusted EBITDA.

	Three Months Ended March 31,
	2017	2016	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$117	$103	$14	13.6%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	26	28	(2)	(8.6)%
Segment Adjusted EBITDA	$143	$131	$12	8.8%

Owned and leased hotels Adjusted EBITDA.  Adjusted EBITDA at our comparable owned and leased hotels increased $3 million during the three months ended March 31, 2017, compared to the same period in 2016, which included $1 million net unfavorable currency impact. This increase was largely due to revenue growth in the United States and Mexico. Adjusted EBITDA at our non-comparable hotels increased $11 million during the three months ended March 31, 2017, compared to the same period in 2016, primarily driven by the 2016 acquisition activity previously discussed.
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA.  Our pro rata share of Adjusted EBITDA from our unconsolidated hospitality ventures included an insignificant net favorable currency impact during the three months ended March 31, 2017, compared to the same period in 2016. The decrease was primarily driven by our acquisition of our partners' share of Andaz Maui at Wailea Resort, sales of hotels by unconsolidated hospitality ventures during 2016 and Playa's business combination with Pace in the first quarter of 2017, partially offset by improved performance at several unconsolidated hospitality ventures in the Americas and India.
Americas management and franchising segment revenues.

	Three Months Ended March 31,
	2017	2016	Better / (Worse)
Segment revenues
Management, franchise and other fees	$104	$91	$13	14.1%
Other revenues from managed properties	428	421	7	1.7%
Total segment revenues	$532	$512	$20	3.9%

Americas management and franchising revenues included an insignificant net unfavorable currency impact in the three months ended March 31, 2017, compared to the same period in 2016. The increase in management, franchise and other fees during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was driven by a $5 million increase in management fees. Incentive fees and base fees increased $3 million and $2 million, respectively, driven by full service hotels due to the aforementioned shift in Easter timing, new hotels and improved performance at existing full service hotels. Franchise fees increased $4 million primarily driven by improved performance at our all inclusive properties, new hotels and ramping of existing hotels. Other fees revenue increased $4 million driven by a termination fee for a hotel that left the chain.
Other revenues from managed properties increased during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, driven by increased reimbursements related to our loyalty program and technology costs, partially offset by decreased full service payroll and related costs driven by hotel conversions and one hotel that left the chain.

	Three Months Ended March 31,
	RevPAR				Occupancy			ADR
(Comparable Systemwide Hotels)	2017	2016	Better / (Worse)	Better / (Worse) Constant $	2017	2016	Change in Occ % pts	2017	2016	Better / (Worse)	Better / (Worse) Constant $
Americas Full Service	$149	$142	5.0%	5.1%	72.2%	71.2%	1.0%	$207	$199	3.7%	3.7%
Americas Select Service	$101	$97	3.8%	3.9%	74.1%	73.3%	0.8%	$136	$132	2.7%	2.7%

Excluding the net unfavorable currency impact, comparable full service hotels RevPAR increased in the three months ended March 31, 2017, compared to the same period in the prior year, primarily due to group demand and ADR growth, partly driven by the timing of the Easter holiday. RevPAR at our select service hotels increased in the three months ended March 31, 2017, compared to the same period in the prior year, primarily driven by ADR growth and increased occupancy.
During the three months ended March 31, 2017, one property that left the chain was removed from the comparable Americas full service systemwide hotels and no properties were removed from the comparable Americas select service systemwide hotels.

Americas management and franchising segment Adjusted EBITDA.

	Three Months Ended March 31,
	2017	2016	Better / (Worse)
Segment Adjusted EBITDA	$90	$76	$14	18.1%

Adjusted EBITDA increased in the three months ended March 31, 2017, which included an insignificant net unfavorable currency impact, compared to the three months ended March 31, 2016. The increase was driven by the aforementioned $13 million increase in management, franchise and other fees and a $1 million decrease in adjusted selling, general, and administrative expenses.
ASPAC management and franchising segment revenues.

	Three Months Ended March 31,
	2017	2016	Better / (Worse)
Segment revenues
Management, franchise and other fees	$25	$22	$3	16.1%
Other revenues from managed properties	26	21	5	19.8%
Total segment revenues	$51	$43	$8	18.0%

ASPAC management and franchising total revenues included an insignificant net unfavorable currency impact in the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The increase in management, franchise and other fees was primarily driven by a $2 million increase in incentive fees due to new hotels in Australia and China and improved performance at certain properties in China and Japan. The increase in other revenues from managed properties was driven by a higher volume of reimbursements paid to us by our managed properties for increased member participation in our loyalty program and increased technology expenses.

	Three Months Ended March 31,
	RevPAR				Occupancy			ADR
(Comparable Systemwide Hotels)	2017	2016	Better / (Worse)	Better / (Worse) Constant $	2017	2016	Change in Occ % pts	2017	2016	Better / (Worse)	Better (Worse) Constant $
ASPAC Full Service	$139	$133	5.0%	5.2%	68.7%	63.5%	5.2%	$203	$209	(3.0)%	(2.8)%

Excluding the net unfavorable currency impact, the increase in comparable full service RevPAR during the three months ended March 31, 2017, compared to the same period in 2016, was driven by increased occupancy across the region, primarily China, Hong Kong, South Korea and Southeast Asia. These increases were partially offset by decreased ADR in most areas of the region.
During the three months ended March 31, 2017, no properties were removed from the comparable ASPAC full service systemwide hotels.
ASPAC management and franchising segment Adjusted EBITDA.

	Three Months Ended March 31,
	2017	2016	Better / (Worse)
Segment Adjusted EBITDA	$15	$12	$3	27.6%

Adjusted EBITDA, which included an insignificant net unfavorable currency impact in the three months ended March 31, 2017, compared to the three months ended March 31, 2016, increased due to the aforementioned increase in management, franchise and other fees.

EAME/SW Asia management and franchising segment revenues.

	Three Months Ended March 31,
	2017	2016	Better / (Worse)
Segment revenues
Management, franchise and other fees	$16	$16	$—	2.2%
Other revenues from managed properties	17	15	2	10.4%
Total segment revenues	$33	$31	$2	6.1%

EAME/SW Asia management and franchising total revenues included an insignificant net unfavorable currency impact in the three months ended March 31, 2017, compared to the three months ended March 31, 2016. Management, franchise and other fees were flat for the three months ended March 31, 2017, compared to the same period in the prior year, as increased fees from certain properties in Germany were offset by decreased performance in Switzerland and renovation activity at our hotels in France.

	Three Months Ended March 31,
	RevPAR				Occupancy			ADR
(Comparable Systemwide Hotels)	2017	2016	Better / (Worse)	Better / (Worse) Constant $	2017	2016	Change in Occ % pts	2017	2016	Better / (Worse)	Better / (Worse) Constant $
EAME/SW Asia Full Service	$114	$113	1.0%	3.1%	66.1%	62.5%	3.6%	$173	$181	(4.5)%	(2.5)%
EAME/SW Asia Select Service	$70	$65	7.8%	8.6%	69.5%	63.0%	6.5%	$100	$103	(2.3)%	(1.6)%

Excluding the net unfavorable currency impact, the increase in comparable full service RevPAR during the three months ended March 31, 2017, compared to the same period in 2016, was driven by increased occupancy and ADR in the United Kingdom, Germany and India. These increases were partially offset by decreased ADR and occupancy in Switzerland and Turkey.
During the three months ended March 31, 2017, one property was removed from the comparable EAME/SW Asia full service systemwide hotel results as a result of significant renovations and no properties were removed from the comparable EAME/SW Asia select service systemwide hotel results.
EAME/SW Asia management and franchising segment Adjusted EBITDA.

	Three Months Ended March 31,
	2017	2016	Better / (Worse)
Segment Adjusted EBITDA	$8	$8	$—	3.7%

Adjusted EBITDA was flat for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, which included an insignificant net unfavorable currency impact.
Corporate and other.

	Three Months Ended March 31,
	2017	2016	Better / (Worse)
Corporate and other revenues	$26	$9	$17	174.6%
Corporate and other Adjusted EBITDA	$(29)	$(33)	$4	14.2%

Corporate and other revenues increased in the three months ended March 31, 2017, compared to the three months ended March 31, 2016, driven by a $16 million increase in owned and leased hotels revenues on our condensed consolidated statements of income from the acquisition of Miraval.
The increase in Adjusted EBITDA during the three months ended March 31, 2017, compared to the same period in the prior year, was primarily driven by the acquisition of Miraval.

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

•	interest expense;

•	provision for income taxes;

•	depreciation and amortization;

•	equity earnings (losses) from unconsolidated hospitality ventures;

•	stock-based compensation expense; and

•	other income (loss), net.
We calculate consolidated Adjusted EBITDA by adding the Adjusted EBITDA of each of our reportable segments and eliminations to corporate and other Adjusted EBITDA.
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
Adjusted EBITDA and EBITDA are not substitutes for net income attributable to Hyatt Hotels Corporation, net income or any other measure prescribed by GAAP. There are limitations to using non-GAAP measures such as Adjusted EBITDA and EBITDA. Although we believe that Adjusted EBITDA can make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, Adjusted EBITDA should not be considered as a measure of the income generated by our business. Our management compensates for these limitations by reference to our GAAP results and using Adjusted EBITDA supplementally. See our condensed consolidated statements of income in our condensed consolidated financial statements included elsewhere in this quarterly report.
See below for a reconciliation of net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA.
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
The charts below illustrate Adjusted EBITDA by segment for the three months ended March 31, 2017 and March 31, 2016:
*Consolidated Adjusted EBITDA for the three months ended March 31, 2017 included eliminations of $1 million and corporate and other Adjusted EBITDA of $(29) million.
**Consolidated Adjusted EBITDA for the three months ended March 31, 2016 included corporate and other Adjusted EBITDA of $(33) million.

The table below provides a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,
	2017	2016	Change
Net income attributable to Hyatt Hotels Corporation	$70	$34	$36	104.8%
Interest expense	21	17	4	22.0%
Provision for income taxes	41	16	25	158.7%
Depreciation and amortization	91	81	10	12.7%
EBITDA	223	148	75	50.8%
Equity (earnings) losses from unconsolidated hospitality ventures	3	(2)	5	222.1%
Stock-based compensation expense	16	16	—	(2.0)%
Other (income) loss, net	(40)	4	(44)	NM
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	26	28	(2)	(8.6)%
Adjusted EBITDA	$228	$194	$34	17.8%

Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments, and cash generated from our operations. As part of our business strategy, we also recycle capital by using net proceeds from dispositions to support our acquisitions and new investment opportunities. When appropriate, we borrow cash under our revolving credit facility or from other third-party sources, and may also raise funds by issuing debt or equity securities as necessary. We maintain a cash investment policy that emphasizes preservation of capital. At March 31, 2017 and December 31, 2016, we had cash and cash equivalents and short-term investments of $426 million and $538 million, respectively. We believe that our cash position, short-term investments and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives for the foreseeable future.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Recent Transactions Affecting our Liquidity and Capital Resources
During the three months ended March 31, 2017 and March 31, 2016, several transactions impacted our liquidity. See "—Sources and Uses of Cash."
Sources and Uses of Cash

	Three Months Ended March 31,
	2017	2016
Cash provided by (used in):
Operating activities	$150	$51
Investing activities	(94)	(12)
Financing activities	(165)	264
Effect of exchange rate changes on cash	1	11
Net (decrease) increase in cash and cash equivalents	$(108)	$314
Cash Flows from Operating Activities
Cash provided by operating activities increased $99 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to $94 million of interest income received upon the redemption of our Playa preferred shares.
Cash Flows from Investing Activities
During the three months ended March 31, 2017:

•	We acquired Miraval for approximately $239 million, subject to working capital adjustments.

•	Capital expenditures were $50 million (see "—Capital Expenditures").

•	We invested $8 million in unconsolidated hospitality ventures.

•	We received distributions of $196 million related to the redemption of our Playa preferred shares.
During the three months ended March 31, 2016:

•	Capital expenditures were $38 million (see "—Capital Expenditures").

•	We invested $15 million in unconsolidated hospitality ventures.

•	We funded $12 million into escrow related to our acquisition of Thompson Miami Beach.

•	We released $29 million from restricted cash related to the finalization from the Canada Revenue Agency in connection with the 2014 disposition of Park Hyatt Toronto.

•	We received distributions of $23 million from unconsolidated hospitality ventures.
Cash Flows from Financing Activities
During the three months ended March 31, 2017, we repurchased 5,480,636 shares of common stock at a weighted-average price of $52.48 per share for an aggregate purchase price of $288 million. Included in the repurchases are 4,596,822 shares repurchased under the 2017 ASR at a price of $52.21 per share for an aggregate purchase price of $240 million. At March 31, 2017, the remaining $60 million of shares under the 2017 ASR have not yet settled. During the three months ended March 31, 2016, we repurchased 1,527,750 shares of common stock for an aggregate purchase price of $63 million.
During the three months ended March 31, 2017, we drew $180 million on our revolving credit facility. During the three months ended March 31, 2016, we drew and subsequently repaid $30 million on our revolving credit facility.
During the three months ended March 31, 2017, the Miraval Venture issued $9 million of redeemable noncontrolling interest in preferred shares of a subsidiary in connection with our acquisition of Miraval.
No long-term debt was issued or redeemed in the three months ended March 31, 2017. During the three months ended March 31, 2016, we issued our 2026 Notes and received net proceeds of $396 million, after deducting discounts and offering expenses of approximately $4 million, and we repaid the senior secured term loan of $64 million related to Hyatt Regency Lost Pines Resort and Spa.
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

	March 31, 2017	December 31, 2016
Consolidated debt (1)	$1,744	$1,564
Stockholders’ equity	3,714	3,903
Total capital	5,458	5,467
Total debt to total capital	32.0%	28.6%
Consolidated debt (1)	1,744	1,564
Less: Cash and cash equivalents and short-term investments	426	538
Net consolidated debt	$1,318	$1,026
Net debt to total capital	24.1%	18.8%

(1)
Excludes approximately $557 million and $745 million of our share of unconsolidated hospitality venture indebtedness at March 31, 2017 and December 31, 2016, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements. The decrease from December 31, 2016 is primarily attributable to Playa, which is no longer an unconsolidated hospitality venture as discussed in Part I, Item 1 "Financial Statements—Note 4 to the Condensed Consolidated Financial Statements."

Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance, enhancements to existing properties, and investment in new properties under development or recently opened. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations.
The following is a summary of our capital expenditures:

	March 31, 2017	March 31, 2016
Maintenance	$13	$11
Enhancements to existing properties	22	11
Investment in new properties under development or recently opened	15	16
Total capital expenditures	$50	$38

The increase in enhancements to existing properties is driven by increased renovation activity at an international owned full service property and expenditures related to our new corporate office. Expenditures related to investments in new properties are primarily driven by construction spending for two select service hotels and one full service hotel under development in the United States, and investment spending for Grand Hyatt Rio de Janeiro and acquired Miraval properties.
Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes at March 31, 2017. Interest on the Senior Notes is payable semi-annually.

Description	Principal Amount
2019 Notes	$196
2021 Notes	250
2023 Notes	350
2026 Notes	400
Total	$1,196
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at March 31, 2017.
Revolving Credit Facility
There was an outstanding balance on our revolving credit facility of $280 million and $100 million at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, we had available borrowing capacity of approximately $1.2 billion under our revolving credit facility, net of outstanding undrawn letters of credit.
We are in compliance with all applicable covenants under the revolving credit facility at March 31, 2017.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $236 million and $230 million in letters of credit issued directly with financial institutions outstanding at March 31, 2017 and December 31, 2016, respectively. These letters of credit had weighted-average fees of 98 basis points and a range of maturity of up to approximately four years at March 31, 2017.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2016 Form 10-K. Since the date of our 2016 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At March 31, 2017, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
Interest Rate Risk
In the normal course of business, we are exposed to the impact of interest rate changes due to our borrowing activities. Our objective is to manage the risk of interest rate changes on the results of operations, cash flows, and the market value of our debt by creating an appropriate balance between our fixed and floating-rate debt. We enter into interest rate derivative transactions from time to time, including interest rate swaps, in order to maintain a level of exposure to interest rate variability that we deem acceptable. At March 31, 2017 and December 31, 2016, we did not hold any interest rate swap contracts.
The following table sets forth the contractual maturities and the total fair values at March 31, 2017 for our financial instruments materially affected by interest rate risk:

	Maturities by Period
	2017	2018	2019	2020	2021	Thereafter	Total Carrying Amount (1)	Total Fair Value
Fixed-rate debt	$4	$4	$200	$5	$255	$918	$1,386	$1,462
Average interest rate (2)							4.89%
Floating-rate debt (3)	$289	$14	$14	$14	$14	$14	$359	$372
Average interest rate (2)							3.53%
(1) Excludes capital lease obligations of $15 million and unamortized discounts and deferred financing fees of $16 million.
(2) Average interest rate as of March 31, 2017.
(3) Includes the Grand Hyatt Rio de Janeiro construction loan which had a 9.07% interest rate at March 31, 2017.
Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. The U.S. dollar equivalents of the notional amounts of the outstanding forward contracts, the majority of which relate to intercompany transactions, with terms of less than one year, were $184 million and $204 million at March 31, 2017 and December 31, 2016, respectively.
We intend to offset the gains and losses related to our third-party debt, debt repayment guarantees, and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income. Our exposure to market risk has not materially changed from what we previously disclosed in our 2016 Form 10-K.
For the three months ended March 31, 2017 and March 31, 2016, the effect of these derivative instruments within other income (loss), net on our condensed consolidated statements of income were a loss of $5 million and an insignificant gain, respectively.

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

Item 1A. Risk Factors.

At March 31, 2017, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A common stock during the quarter ended March 31, 2017:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Program
January 1 to January 31, 2017	267,532	$55.12	267,532	$341,969,508
February 1 to February 28, 2017	350,423	$54.41	350,423	$322,903,370
March 1 to March 31, 2017	4,862,681	$52.19	4,862,681	$9,119,281
Total	5,480,636	$52.48	5,480,636

(1)
On each of February 18, 2016 and December 13, 2016, we announced approvals of expansions of our share repurchase program pursuant to which we are authorized to purchase up to an additional $250 million of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. The repurchase program does not have an expiration date. At March 31, 2017, we had approximately $9 million remaining under our current share repurchase authorization. During the period, we entered into the 2017 ASR to repurchase $300 million of our Class A common stock. At March 31, 2017, there are $60 million of shares that have not yet settled. On May 3, 2017, our board of directors authorized the repurchase of up to an additional $500 million of the Company's Class A and Class B common stock. At May 4, 2017, we had approximately $509 million remaining under our current share repurchase authorization. See Note 18 for further details regarding the 2017 share repurchase plan.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not Applicable.

Item 5.    Other Information.
On May 3, 2017, we filed a Certificate of Retirement with the Secretary of State of the State of Delaware to retire 539,370 shares of Class B common stock, $0.01 par value per share, of the Company (the "Class B Common Stock"). All 539,370 shares of Class B Common Stock were converted into shares of Class A common stock, $0.01 par value per share, of the Company (the "Class A Common Stock"). Our Amended and Restated Certificate of Incorporation requires that any shares of Class B Common Stock that are converted into shares of Class A Common Stock be retired and may not be reissued.
Effective upon filing, the Certificate of Retirement amended our Amended and Restated Certificate of Incorporation to reduce the total authorized number of shares of capital stock of the Company by 539,370 shares. The total number of authorized shares of the Company is now 1,432,318,251, such shares consisting of 1,000,000,000 shares designated Class A Common Stock, 422,318,251 shares designated Class B Common Stock, and 10,000,000 shares designated Preferred Stock, par value $0.01 per share. A copy of the Certificate of Retirement is attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Hyatt Hotels Corporation

3.2
Amended and Restated Bylaws of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 11, 2014)

10.1
Hyatt Hotels Corporation Executive Officer Severance and Change in Control Plan and Summary Plan Description (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 22, 2017)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Hyatt Hotels Corporation

Date:	May 4, 2017	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Hyatt Hotels Corporation

Date:	May 4, 2017	By:	/s/ Patrick J. Grismer
Patrick J. Grismer
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)