Form 10-Q
period 2017-09-30
Hyatt Hotels Corp
filed 2017-11-02
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-34521

HYATT HOTELS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1480589
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

150 North Riverside Plaza, Chicago, Illinois	60606
(71 South Wacker, 12th Floor, Chicago Illinois)
(Address of Principal Executive Offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
At October 27, 2017, there were 47,464,707 shares of the registrant’s Class A common stock, $0.01 par value, outstanding and 74,123,330 shares of the registrant’s Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.
HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
REVENUES:
Owned and leased hotels	$518	$519	$1,667	$1,594
Management and franchise fees	122	110	374	332
Other revenues	16	11	53	31
Other revenues from managed properties	463	448	1,407	1,385
Total revenues	1,119	1,088	3,501	3,342
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	409	402	1,266	1,204
Depreciation and amortization	92	87	274	254
Other direct costs	9	8	34	23
Selling, general, and administrative	89	74	278	237
Other costs from managed properties	463	448	1,407	1,385
Direct and selling, general, and administrative expenses	1,062	1,019	3,259	3,103
Net gains and interest income from marketable securities held to fund operating programs	12	12	37	20
Equity earnings (losses) from unconsolidated hospitality ventures	1	25	(1)	46
Interest expense	(20)	(20)	(61)	(57)
Gains (losses) on sales of real estate	—	—	34	(21)
Other income (loss), net	(19)	4	23	1
INCOME BEFORE INCOME TAXES	31	90	274	228
PROVISION FOR INCOME TAXES	(14)	(28)	(100)	(65)
NET INCOME	17	62	174	163
NET INCOME AND ACCRETION ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	—	(1)	—
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$16	$62	$173	$163
EARNINGS PER SHARE—Basic
Net income	$0.14	$0.48	$1.38	$1.22
Net income attributable to Hyatt Hotels Corporation	$0.13	$0.48	$1.37	$1.22
EARNINGS PER SHARE—Diluted
Net income	$0.14	$0.47	$1.37	$1.21
Net income attributable to Hyatt Hotels Corporation	$0.13	$0.47	$1.36	$1.21

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$17	$62	$174	$163
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax expense of $- for the three and nine months ended September 30, 2017 and September 30, 2016	11	(12)	71	3
Unrealized (losses) gains on available-for-sale securities, net of tax (benefit) expense of $(7) and $21 for the three and nine months ended September 30, 2017, respectively, and $(5) and $- for the three and nine months ended September 30, 2016, respectively	(12)	(8)	33	—
Unrealized gains on derivative activity, net of tax expense of $- for the three and nine months ended September 30, 2017 and September 30, 2016	1	—	1	—
Other comprehensive income (loss)	—	(20)	105	3
COMPREHENSIVE INCOME	17	42	279	166
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	—	(1)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$16	$42	$278	$166

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$383	$482
Restricted cash	224	76
Short-term investments	56	56
Receivables, net of allowances of $21 and $18 at September 30, 2017 and December 31, 2016, respectively	360	304
Inventories	15	28
Prepaids and other assets	150	153
Prepaid income taxes	80	40
Total current assets	1,268	1,139
Investments	199	186
Property and equipment, net	4,243	4,270
Financing receivables, net of allowances	19	19
Goodwill	152	125
Intangibles, net	682	599
Deferred tax assets	298	313
Other assets	1,000	1,098
TOTAL ASSETS	$7,861	$7,749
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$352	$119
Accounts payable	151	162
Accrued expenses and other current liabilities	564	514
Accrued compensation and benefits	133	129
Total current liabilities	1,200	924
Long-term debt	1,444	1,445
Other long-term liabilities	1,550	1,472
Total liabilities	4,194	3,841
Commitments and contingencies (see Note 11)
Redeemable noncontrolling interest in preferred shares of a subsidiary	10	—
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding at September 30, 2017 and December 31, 2016	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 47,426,878 issued and outstanding at September 30, 2017, and Class B common stock, $0.01 par value per share, 406,117,742 shares authorized, 74,123,330 shares issued and outstanding at September 30, 2017. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 39,952,061 issued and outstanding at December 31, 2016, and Class B common stock, $0.01 par value per share, 422,857,621 shares authorized, 90,863,209 shares issued and outstanding at December 31, 2016	1	1
Additional paid-in capital	1,156	1,686
Retained earnings	2,666	2,493
Accumulated other comprehensive loss	(172)	(277)
Total stockholders’ equity	3,651	3,903
Noncontrolling interests in consolidated subsidiaries	6	5
Total equity	3,657	3,908
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY	$7,861	$7,749

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$174	$163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	274	254
Equity losses (earnings) from unconsolidated hospitality ventures and distributions received	27	(21)
(Gains) losses on sales of real estate	(34)	21
Realized losses from marketable securities	40	—
Working capital changes and other	(31)	(66)
Net cash provided by operating activities	450	351
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(365)	(365)
Proceeds from marketable securities and short-term investments	364	373
Contributions to investments	(67)	(31)
Return of investments	200	78
Acquisitions, net of cash acquired	(259)	(331)
Capital expenditures	(212)	(140)
Proceeds from sales of real estate, net of cash disposed	296	289
Sales proceeds transferred to escrow as restricted cash	(267)	—
Sales proceeds transferred from escrow to cash and cash equivalents	98	29
Other investing activities	(16)	4
Net cash used in investing activities	(228)	(94)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, net of issuance costs of $- and $4, respectively	620	520
Repayments of debt	(391)	(435)
Repurchase of common stock	(555)	(268)
Proceeds from redeemable noncontrolling interest in preferred shares of a subsidiary	9	—
Other financing activities	(4)	(2)
Net cash used in financing activities	(321)	(185)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	15
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(99)	87
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	482	457
CASH AND CASH EQUIVALENTS—END OF PERIOD	$383	$544
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$77	$73
Cash paid during the period for income taxes	$125	$74
Non-cash investing and financing activities are as follows:
Change in accrued capital expenditures	$19	$5
Non-cash management and franchise agreement intangibles	$3	$38

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)

1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively "Hyatt Hotels Corporation") provide hospitality services on a worldwide basis through the development, ownership, operation, management, franchising and licensing of hospitality related businesses. We develop, own, operate, manage, franchise, license or provide services to a portfolio of properties consisting of full service hotels, select service hotels, resorts and other properties, including branded spas and fitness studios, and timeshare, fractional and other forms of residential or vacation properties. At September 30, 2017, (i) we operated or franchised 325 full service hotels, comprising 125,511 rooms throughout the world, (ii) we operated or franchised 369 select service hotels, comprising 51,749 rooms, of which 333 hotels are located in the United States, and (iii) our portfolio included 6 franchised all inclusive Hyatt-branded resorts, comprising 2,401 rooms, and 3 destination wellness resorts, comprising 399 rooms. At September 30, 2017, our portfolio of properties operated in 57 countries around the world.
As used in these Notes and throughout this Quarterly Report on Form 10-Q, (i) the terms "Company," "we," "us" or "our" mean Hyatt Hotels Corporation and its consolidated subsidiaries and (ii) the term "portfolio of properties" refers to hotels and other properties, branded spas and fitness studios, or residential ownership units that we develop, own, operate, manage, franchise, license or provide services to, including under our Park Hyatt, Miraval, Grand Hyatt, Hyatt Regency, Hyatt, Andaz, Hyatt Centric, The Unbound Collection by Hyatt, Hyatt Place, Hyatt House, Hyatt Ziva, Hyatt Zilara, exhale and Hyatt Residence Club brands.
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

2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Standards—In March 2016, the Financial Accounting Standards Board ("FASB") released Accounting Standards Update No. 2016-09 ("ASU 2016-09"), Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions of ASU 2016-09 were effective for interim periods and fiscal years beginning after December 15, 2016. We adopted ASU 2016-09 on January 1, 2017, which resulted in recognition of excess tax benefits from share-based payment transactions on our condensed consolidated statements of income and within operating activities on our condensed consolidated statements of cash flows, on a prospective basis. ASU 2016-09 did not materially impact our condensed consolidated financial statements and prior periods have not been adjusted.
Future Adoption of Accounting Standards—In May 2014, the FASB released Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for contracts with customers. Subsequently, the FASB issued several related ASUs which further clarify the application of the standard. In August 2015, the FASB released Accounting Standards Update No. 2015-14 ("ASU 2015-14"), Revenue from Contracts with Customers (Topic 606): Deferral of the

Effective Date. ASU 2015-14 delays the effective date of ASU 2014-09 by one year, making it effective for interim periods and fiscal years beginning after December 15, 2017, with early adoption permitted as of the original effective date under ASU 2014-09.
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
The standard permits the use of either the full retrospective or modified retrospective (cumulative effect) transition method. We expect to adopt ASU 2014-09, and all related ASUs, utilizing the full retrospective transition method on January 1, 2018.
While we continue to evaluate possible impacts on our condensed consolidated financial statements, ASU 2014-09 and the related ASUs are currently expected to impact either the amount or timing of revenue recognition as follows:
•Under existing guidance, gains on sales of real estate are deferred when we maintain substantial continuing involvement and are amortized into management and franchise fee revenues. Upon adoption of ASU 2014-09, gains on sales of real estate will be recognized when control of the property transfers to the buyer. Any remaining unamortized deferred gains at our date of adoption will be included as an adjustment to retained earnings. See Note 9 for the deferred gains on sales of hotel properties at September 30, 2017 and December 31, 2016. For the three and nine months ended September 30, 2017, we recognized $6 million and $17 million, respectively, of management and franchise fee revenues related to the amortization of these deferred gains on our condensed consolidated statements of income.
•Under existing guidance, amortization of certain management and franchise agreement intangibles is recorded within depreciation and amortization on our condensed consolidated statements of income. Upon adoption of ASU 2014-09, certain management and franchise agreement intangibles will meet the definition of consideration paid to a customer and therefore, the amortization will be recorded as contra-revenue within management and franchise fee revenues on our condensed consolidated statements of income. For the three and nine months ended September 30, 2017, we recognized $5 million and $13 million, respectively, of amortization expense related to management and franchise agreement intangibles that will meet the definition of consideration paid to a customer upon adoption of ASU 2014-09.
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
We do not expect the standard to materially affect the amount or timing of revenue recognition for royalty fees from our franchised properties, base management fees from our managed properties, or revenues from hotel guest transactions at our owned and leased properties. We are continuing to evaluate other possible impacts to our condensed consolidated financial statements, including the impact related to our loyalty and co-branded credit card programs.
In January 2016, the FASB released Accounting Standards Update No. 2016-01 ("ASU 2016-01"), Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 revises the accounting for equity investments and the presentation and disclosure requirements for financial instruments. The provisions of ASU 2016-01 are effective for interim periods and fiscal years beginning after December 15, 2017. Upon adoption, the unrealized gains (losses) on our available-for-sale ("AFS") equity securities, specifically on our investment in Playa Hotels & Resorts N.V. ("Playa N.V.") (see Note 4),

reported in accumulated other comprehensive loss at December 31, 2017 will be reclassified to retained earnings, and any subsequent changes in fair value will be recognized in net income on our condensed consolidated statements of income. We are continuing to evaluate the other possible impacts of adopting ASU 2016-01.
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
In November 2016, the FASB released Accounting Standards Update No. 2016-18 ("ASU 2016-18"), Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). Currently, transfers between cash and cash equivalents and restricted cash are included within operating and investing activities on our condensed consolidated statements of cash flows. ASU 2016-18 requires amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statements of cash flows. The provisions of ASU 2016-18 are effective for interim periods and fiscal years beginning after December 15, 2017, and are to be applied on a retrospective basis with early adoption permitted. Upon adoption, our restricted cash balances of $224 million and $76 million at September 30, 2017 and December 31, 2016, respectively, will be included in cash, cash equivalents, and restricted cash on our condensed consolidated statements of cash flows.
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
In January 2017, the FASB released Accounting Standards Update No. 2017-04 ("ASU 2017-04"), Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the impairment test which requires entities to determine the implied fair value of goodwill to measure if any impairment charge is necessary. Instead, entities will record an impairment charge based on the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The provisions of ASU 2017-04 are to be applied on a prospective basis and are effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We plan to early adopt ASU 2017-04 on October 1, 2017 in conjunction with our annual goodwill impairment testing.

3.    EQUITY AND COST METHOD INVESTMENTS

	September 30, 2017	December 31, 2016
Equity method investments	$175	$180
Cost method investments	24	6
Total investments	$199	$186
During the nine months ended September 30, 2017, an unconsolidated hospitality venture, which is classified as an equity method investment within our owned and leased hotels segment, sold a Hyatt Place hotel. We received proceeds of $4 million and recorded a gain of $2 million in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income.
During the three months ended September 30, 2016, two unconsolidated hospitality ventures, which are classified as equity method investments within our owned and leased hotels segment, each sold a Hyatt Place hotel, for which we received combined proceeds of $7 million. We recorded gains of $5 million in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income.
During the three and nine months ended September 30, 2017, we recorded $3 million of impairment charges. During the three and nine months ended September 30, 2016, we recorded $2 million and $4 million of impairment charges, respectively. These charges relate to equity method investments and are recorded in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income.
The following table presents summarized financial information for all unconsolidated hospitality ventures in which we hold an investment accounted for under the equity method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenues	$196	$326	$649	$952
Gross operating profit	80	110	225	312
Income from continuing operations	38	40	36	118
Net income	38	40	36	118

4.    MARKETABLE SECURITIES
We hold marketable securities to fund certain operating programs and for investment purposes. We periodically transfer cash and cash equivalents to time deposits, highly liquid and transparent commercial paper, corporate notes and bonds, U.S. government obligations and obligations of other government agencies for investment purposes.
Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value and included on our condensed consolidated balance sheets, were as follows:

	September 30, 2017	December 31, 2016
Loyalty program	$403	$394
Deferred compensation plans held in rabbi trusts (Note 9)	388	352
Captive insurance companies	111	65
Total marketable securities held to fund operating programs	$902	$811
Less current portion of marketable securities held to fund operating programs included in cash and cash equivalents, short-term investments, and prepaids and other assets	(155)	(109)
Marketable securities held to fund operating programs included in other assets	$747	$702

Net gains and interest income from marketable securities held to fund operating programs on our condensed consolidated statements of income included realized and unrealized gains and losses and interest income related to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Loyalty program	$1	$—	$2	$3
Deferred compensation plans held in rabbi trusts	11	12	35	17
Total net gains and interest income from marketable securities held to fund operating programs	$12	$12	$37	$20
Our captive insurance companies hold marketable securities which are classified as AFS debt securities and are invested in U.S. government agencies, time deposits and corporate debt securities. We classify these investments as current or long-term, based on their contractual maturity dates, which range from 2017 through 2022.
Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at fair value and included on our condensed consolidated balance sheets, were as follows:

	September 30, 2017	December 31, 2016
Interest bearing money market funds	$47	$106
Time deposits	47	45
Preferred shares	—	290
Common shares	127	—
Total marketable securities held for investment purposes	$221	$441
Less current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(94)	(151)
Marketable securities held for investment purposes included in other assets	$127	$290
Preferred shares—During the year ended December 31, 2013, we invested $271 million in Playa Hotels & Resorts B.V. ("Playa") for convertible redeemable preferred shares which were classified as an AFS debt security. The fair value of the preferred shares was:

	2017	2016
Fair value at January 1	$290	$335
Gross unrealized gains	—	19
Gross unrealized losses	(54)	(7)
Realized losses	(40)	—
Interest income	94	—
Cash redemption	(290)	—
Fair value at June 30	$—	$347
Gross unrealized losses	—	(13)
Fair value at September 30	$—	$334
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
Common shares—Prior to the Playa business combination, we accounted for our common share investment in Playa as an equity method investment. As a result of the Playa business combination, Playa N.V. is publicly traded on the NASDAQ and our ownership percentage was diluted to 11.57%. As we no longer have the ability to significantly influence Playa, our investment was recharacterized as an AFS equity security in March 2017. The fair value of the common shares is classified as Level One in the fair value hierarchy as we are able to obtain market available pricing information. The remeasurement of our investment at fair value resulted in unrealized gains recorded in other comprehensive income of $108 million at September 30, 2017. In conjunction with the Playa business combination, we also received 1,738,806 of founders' warrants to purchase 579,602 additional shares of Playa N.V.'s common stock and 237,110 of earn-out warrants. During the nine months ended September 30, 2017, we completed a non-cash exchange of the founders' warrants for additional common shares in Playa N.V.
Held-to-Maturity Debt Securities—At September 30, 2017 and December 31, 2016, we had investments in held-to-maturity ("HTM") debt securities of $47 million and $27 million, respectively, which are investments in third-party entities that own certain of our hotels. The amortized costs of our investments approximate fair value and are classified as Level Three in the fair value hierarchy. The securities are mandatorily redeemable between 2020 and 2025.
Fair Value—We measured the following financial assets at fair value on a recurring basis:

	September 30, 2017	Cash and cash equivalents	Short-term investments	Prepaids and other assets	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest bearing money market funds	$93	$93	$—	$—	$—
Mutual funds	388	—	—	—	388
Common shares	127	—	—	—	127
Level Two - Significant Other Observable Inputs
Time deposits	60	—	49	—	11
U.S. government obligations	155	—	—	39	116
U.S. government agencies	50	—	3	8	39
Corporate debt securities	184	—	4	37	143
Mortgage-backed securities	21	—	—	5	16
Asset-backed securities	42	—	—	10	32
Municipal and provincial notes and bonds	3	—	—	1	2
Total	$1,123	$93	$56	$100	$874

	December 31, 2016	Cash and cash equivalents	Short-term investments	Prepaids and other assets	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest bearing money market funds	$114	$114	$—	$—	$—
Mutual funds	352	—	—	—	352
Level Two - Significant Other Observable Inputs
Time deposits	59	—	46	—	13
U.S. government obligations	142	—	—	33	109
U.S. government agencies	53	—	9	8	36
Corporate debt securities	181	—	1	35	145
Mortgage-backed securities	22	—	—	5	17
Asset-backed securities	34	—	—	8	26
Municipal and provincial notes and bonds	5	—	—	1	4
Level Three - Significant Unobservable Inputs
Preferred shares	290	—	—	—	290
Total	$1,252	$114	$56	$90	$992
During the three and nine months ended September 30, 2017 and September 30, 2016, there were no transfers between levels of the fair value hierarchy. We currently do not have non-financial assets or non-financial liabilities required to be measured at fair value on a recurring basis.

5.    FINANCING RECEIVABLES

	September 30, 2017	December 31, 2016
Unsecured financing to hotel owners	$126	$119
Less allowance for losses	(107)	(100)
Total long-term financing receivables, net	$19	$19
Allowance for Losses and Impairments—The following table summarizes the activity in our financing receivables allowance:

	2017	2016
Allowance at January 1	$100	$98
Provisions	4	4
Other adjustments	1	1
Allowance at June 30	$105	$103
Provisions	1	3
Other adjustments	1	—
Allowance at September 30	$107	$106

Credit Monitoring—Our unsecured financing receivables were as follows:

	September 30, 2017
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on non-accrual status
Loans	$13	$—	$13	$—
Impaired loans (1)	60	(60)	—	60
Total loans	73	(60)	13	60
Other financing arrangements	53	(47)	6	47
Total unsecured financing receivables	$126	$(107)	$19	$107
(1) The unpaid principal balance was $44 million and the average recorded loan balance was $58 million at September 30, 2017.

	December 31, 2016
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on non-accrual status
Loans	$13	$—	$13	$—
Impaired loans (2)	56	(56)	—	56
Total loans	69	(56)	13	56
Other financing arrangements	50	(44)	6	44
Total unsecured financing receivables	$119	$(100)	$19	$100
(2) The unpaid principal balance was $43 million and the average recorded loan balance was $57 million at December 31, 2016.
Fair Value—We estimated the fair value of financing receivables, which are classified as Level Three in the fair value hierarchy, to be $20 million at September 30, 2017 and $19 million at December 31, 2016.

6.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Exhale—During the three months ended September 30, 2017, we acquired the equity of Exhale Enterprises, Inc. ("exhale") from an unrelated third party for a purchase price of $16 million, net of $1 million cash acquired. Assets acquired and recorded within corporate and other primarily include a $9 million brand intangible and $4 million of goodwill, all of which is deductible for tax purposes.
Miraval—During the nine months ended September 30, 2017, we acquired Miraval Group from an unrelated third party. The transaction included the Miraval Life in Balance Spa brand, Miraval Arizona Resort & Spa in Tucson, Arizona, Travaasa Resort in Austin, Texas, and the option to acquire Cranwell Spa & Golf Resort ("Cranwell") in Lenox, Massachusetts. We subsequently exercised our option and acquired approximately 95% of Cranwell during the nine months ended September 30, 2017. These transactions are collectively referred to as "Miraval." Total cash consideration for Miraval was $237 million.

The following table summarizes the fair value of the identifiable net assets acquired in the acquisition of Miraval, which is recorded within corporate and other:

Current assets, net of cash acquired	$1
Property and equipment	173
Indefinite-lived intangibles (1)	37
Management agreement intangibles (2)	14
Goodwill (3)	19
Other definite-lived intangibles (4)	7
Total assets	$251

Current liabilities	$12
Deferred tax liabilities	3
Total liabilities	15
Total net assets acquired attributable to Hyatt Hotels Corporation	236
Total net assets acquired attributable to noncontrolling interests	1
Total net assets acquired	$237

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
Royal Palms Resort and Spa—During the three months ended September 30, 2016, we acquired Royal Palms Resort and Spa in Phoenix, Arizona, from an unrelated third party for a net purchase price of approximately $86 million, net of $2 million of proration adjustments. Due to the iconic nature of the hotel, we retained the Royal Palms Resort and Spa name and added the hotel to The Unbound Collection by Hyatt. Of the $88 million purchase price, assets acquired and recorded in our owned and leased hotels segment consist of $75 million of property and equipment, a $9 million indefinite-lived brand intangible, and $1 million of advanced bookings intangibles. We also recorded $3 million of management agreement intangibles in our Americas management and franchising segment, which are being amortized over a useful life of 20 years. The purchase of Royal Palms Resort and Spa was structured and identified as a replacement property in a potential reverse like-kind exchange agreement, but the allowable period to complete the exchange expired during the first quarter of 2017.
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
Dispositions
Hyatt Regency Grand Cypress—During the nine months ended September 30, 2017, we sold Hyatt Regency Grand Cypress to an unrelated third party for $202 million, net of closing costs and proration adjustments, and entered into a long-term management agreement with the owner of the property. The sale resulted in a pre-tax gain of $26 million, which was deferred and is being recognized in management and franchise fees over the term of the management agreement within our Americas management and franchising segment. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. Proceeds from the sale of Hyatt Regency Grand Cypress are held as restricted for use in a potential like-kind exchange.
Hyatt Regency Louisville—During the nine months ended September 30, 2017, we sold Hyatt Regency Louisville to an unrelated third party for $65 million, net of closing costs and proration adjustments, and entered into a long-term franchise agreement with the owner of the property. The sale resulted in a pre-tax gain of $35 million, which was recognized in gains (losses) on sales of real estate on our condensed consolidated statements of income during the nine months ended September 30, 2017. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. Proceeds from the sale of Hyatt Regency Louisville were initially held as restricted for use in a potential like-kind exchange, however, since a suitable replacement property was not identified within the specified 45 day period, the sale proceeds were subsequently released.
Land Held for Development—During the nine months ended September 30, 2017, we sold land and construction in progress for $29 million to an unconsolidated hospitality venture in which we have a 50% ownership interest, with the intent to complete development of a hotel in Glendale, California. The sale resulted in a pre-tax loss of $1 million, which was recognized in gains (losses) on sales of real estate on our condensed consolidated statements of income during the nine months ended September 30, 2017.
Hyatt Regency Birmingham (U.K.)—During the three months ended September 30, 2016, we sold the shares of the company that owns Hyatt Regency Birmingham (U.K.) to an unrelated third party for approximately $49 million, net of closing costs and proration adjustments and entered into a long-term management agreement with the owner of the property. The sale resulted in a pre-tax gain of $17 million, which was deferred and is being recognized in management and franchise fees over the term of the management agreement, within our EAME/SW Asia management and franchising segment. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Andaz 5th Avenue—During the nine months ended September 30, 2016, we sold Andaz 5th Avenue to an unrelated third party for $240 million, net of $10 million of closing costs and proration adjustments and entered into a long-term management agreement with the owner of the property. The sale resulted in a pre-tax loss of $21 million, which was recognized in gains (losses) on sales of real estate on our condensed consolidated statements of income during the nine months ended September 30, 2016. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
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

7.    INTANGIBLES, NET

	September 30, 2017	Weighted- average useful lives in years	December 31, 2016
Management and franchise agreement intangibles	$635	25	$589
Lease related intangibles	126	110	115
Advanced bookings intangibles	12	6	11
Brand and other intangibles (1)	71	11	22
	844		737
Accumulated amortization	(162)		(138)
Intangibles, net	$682		$599
(1) The weighted-average useful life excludes indefinite-lived intangible assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization expense	$8	$7	$23	$20

8.    DEBT
Long-term debt, net of current maturities was $1,444 million and $1,445 million at September 30, 2017 and December 31, 2016, respectively.
Revolving Credit Facility—During the nine months ended September 30, 2017, we had borrowings of $620 million and repayments of $380 million on our revolving credit facility. The weighted-average interest rate on these borrowings was 2.13% at September 30, 2017. At September 30, 2017 and December 31, 2016, we had $340 million and $100 million outstanding, respectively. At September 30, 2017, we had $1.2 billion available on our revolving credit facility.
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
Fair Value—We estimated the fair value of debt, excluding capital leases, which consists of our Senior Notes, bonds and other long-term debt. Our Senior Notes and bonds are classified as Level Two due to the use and weighting of multiple market inputs in the final price of the security. We estimated the fair value of other debt instruments using a discounted cash flow analysis based on current market inputs for similar types of arrangements. Based upon the lack of availability of market data, we have classified our revolving credit facility and other debt instruments as Level Three. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value.

	September 30, 2017
	Carrying value	Fair value	Quoted prices in active markets for identical assets (level one)	Significant other observable inputs (level two)	Significant unobservable inputs (level three)
Debt (1)	$1,797	$1,904	$—	$1,470	$434
(1) Excludes capital lease obligations of $14 million and unamortized discounts and deferred financing fees of $15 million.

	December 31, 2016
	Carrying value	Fair value	Quoted prices in active markets for identical assets (level one)	Significant other observable inputs (level two)	Significant unobservable inputs (level three)
Debt (2)	$1,565	$1,642	$—	$1,450	$192
(2) Excludes capital lease obligations of $15 million and unamortized discounts and deferred financing fees of $16 million.

9.    LIABILITIES

	September 30, 2017	December 31, 2016
Deferred gains on sales of hotel properties	$372	$363
Deferred compensation plans (Note 4)	388	352
Loyalty program liability	296	296
Guarantee liabilities (Note 11)	110	124
Other	384	337
Total other long-term liabilities	$1,550	$1,472
Accrued expenses and other current liabilities included $149 million and $139 million of liabilities related to our loyalty program at September 30, 2017 and December 31, 2016, respectively.

10.    INCOME TAXES
The effective income tax rates for the three months ended September 30, 2017 and September 30, 2016, were 44.5% and 30.2%, respectively. The effective income tax rates for the nine months ended September 30, 2017 and September 30, 2016, were 36.4% and 28.4%, respectively. Our effective tax rates increased for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, primarily due to the favorable impact related to the reversal of uncertain tax positions in 2016 and the unfavorable impact of the expiration of unexercised Stock Appreciation Rights ("SARs") in the third quarter of 2017 resulting in a reversal of a deferred tax asset. The impact for the three and nine months ended September 30, 2017 is partially offset by increased foreign tax credits recognized on the redemption of our preferred shares in Playa.
Unrecognized tax benefits were $92 million and $86 million at September 30, 2017 and December 31, 2016, respectively, of which $7 million and $5 million, respectively, would impact the effective tax rates if recognized.
During the first quarter of 2017, the Internal Revenue Service ("IRS") issued a "Notice of Deficiency" for our 2009 through 2011 tax years. We disagree with the IRS' assessment as it relates to the inclusion of loyalty program contributions as taxable income to the Company. In the second quarter of 2017, we filed a petition with the United States Tax Court for redetermination of the tax liability asserted by the IRS related to our loyalty program. If the IRS' position is upheld, it would result in an income tax liability of $117 million (including $24 million of estimated interest, net of federal tax benefit) for the years under audit that would be primarily offset by a deferred tax asset, and therefore, only the related interest would have an impact on the effective tax rate if recognized. We believe we have adequate tax reserves in connection with this matter.

11.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:
Commitments—At September 30, 2017, we are committed, under certain conditions, to lend or invest up to $417 million, net of any related letters of credit, in various business ventures.
Performance Guarantees—Certain of our contractual agreements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels.
Our most significant performance guarantee relates to four managed hotels in France that we began managing in the second quarter of 2013 ("the four managed hotels in France"), which has a term of seven years, with approximately two and three-quarter years remaining. This guarantee has a maximum cap, but does not have an annual cap. The remaining maximum exposure related to our performance guarantees at September 30, 2017 was $391 million, of which €293 million ($346 million using exchange rates at September 30, 2017) related to the four managed hotels in France.
We had total net performance guarantee liabilities of $66 million and $79 million at September 30, 2017 and December 31, 2016, which included $50 million and $55 million recorded in other long-term liabilities and $16 million and $24 million in accrued expenses and other current liabilities on our condensed consolidated balance sheets, respectively. Performance guarantee expense or income and income from amortization of the guarantee obligation liabilities are recorded in other income (loss), net on our condensed consolidated statements of income, see Note 17.

	The four managed hotels in France		Other performance guarantees		All performance guarantees
	2017	2016	2017	2016	2017	2016
Beginning balance, January 1	$66	$93	$13	$4	$79	$97
Initial guarantee obligation liability upon inception	—	—	3	—	3	—
Amortization of initial guarantee obligation liability into income	(7)	(17)	(2)	—	(9)	(17)
Performance guarantee expense (income), net	41	29	(1)	(2)	40	27
Net payments during the period	(49)	(34)	(1)	—	(50)	(34)
Foreign currency exchange, net	6	3	—	—	6	3
Ending balance, June 30	$57	$74	$12	$2	$69	$76
Amortization of initial guarantee obligation liability into income	(4)	(8)	(1)	—	(5)	(8)
Performance guarantee expense, net	13	13	1	—	14	13
Net (payments) receipts during the period	(16)	(10)	1	1	(15)	(9)
Foreign currency exchange, net	3	1	—	—	3	1
Ending balance, September 30	$53	$70	$13	$3	$66	$73
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. At September 30, 2017 and December 31, 2016, there were no amounts recorded on our condensed consolidated balance sheets related to these performance test clauses.

Debt Repayment Guarantees—We enter into various debt repayment guarantees related to our unconsolidated hospitality ventures and certain managed or franchised hotels. Typically, we enter into debt repayment guarantees in order to assist hotel owners in obtaining third-party financing or to obtain more favorable borrowing terms. Included within debt repayment guarantees are the following:

Property description	Maximum potential future payments	Maximum exposure net of recoverability from third parties	Other long-term liabilities recorded at September 30, 2017	Other long-term liabilities recorded at December 31, 2016	Year of guarantee expiration
Hotel property in Washington State (1), (3), (4), (5)	$215	$—	$28	$35	2020
Hotel properties in India (2), (3)	184	184	18	21	2020
Hotel property in Brazil (1)	80	40	2	3	2020
Hotel property in Minnesota	25	25	2	2	2021
Hotel property in Arizona (1), (4)	25	—	2	2	2019
Hotel properties in California (1)	31	13	6	6	various, through 2021
Other (1)	20	14	2	—	various, through 2021
Total	$580	$276	$60	$69
(1) We have agreements with our unconsolidated hospitality venture partner, the respective hotel owners or other third parties to recover certain amounts funded under the debt repayment guarantee; the recoverability mechanism may be in the form of cash, financing receivable, or HTM debt security.
(2) Debt repayment guarantee is denominated in Indian rupees and translated using exchange rates at September 30, 2017. We have the contractual right to recover amounts funded from the unconsolidated hospitality venture, which is a related party. We expect our maximum exposure to be $92 million, taking into account our partner’s 50% ownership interest in the unconsolidated hospitality venture.
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
At September 30, 2017, the hotel owners are current on their debt service obligations.
Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be $216 million and $231 million at September 30, 2017 and December 31, 2016, respectively. Due to the lack of readily available market data, we have classified our guarantees as Level Three in the fair value hierarchy.
Insurance—We obtain commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property and other miscellaneous coverages. A portion of the risk is retained on a self-insurance basis primarily through U.S. based and licensed captive insurance companies that are wholly owned subsidiaries of Hyatt and generally insure our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Losses estimated to be paid within 12 months are $36 million and $30 million at September 30, 2017 and December 31, 2016, respectively, and are classified within accrued expenses and other current liabilities on our condensed consolidated balance sheets, while losses expected to be payable in future periods are $63 million and $62 million at September 30, 2017 and December 31, 2016, respectively, and are included in other long-term liabilities on our condensed consolidated balance sheets. At

September 30, 2017, standby letters of credit of $7 million were issued to provide collateral for the estimated claims, which are guaranteed by us.
Collective Bargaining Agreements—At September 30, 2017, approximately 25% of our U.S. based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment and orderly settlement of labor disputes. Certain employees are covered by union sponsored multi-employer pension and health plans pursuant to agreements between us and various unions. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety Bonds—Surety bonds issued on our behalf were $25 million at September 30, 2017 and primarily relate to workers’ compensation, taxes, licenses and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at September 30, 2017 were $267 million, which relate to our ongoing operations, collateral for estimated insurance claims, and securitization of our performance under our debt repayment guarantee associated with the hotel properties in India, which is only called upon if we default on our guarantee. The letters of credit outstanding do not reduce the available capacity under our revolving credit facility.
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

12.    EQUITY

	Stockholders' equity	Noncontrolling interests in consolidated subsidiaries	Total equity
Balance at January 1, 2017	$3,903	$5	$3,908
Net income attributable to Hyatt Hotels Corporation	173	—	173
Other comprehensive income	105	—	105
Contributions from noncontrolling interests	—	1	1
Repurchase of common stock	(555)	—	(555)
Directors compensation	2	—	2
Employee stock plan issuance	3	—	3
Share-based payment activity	20	—	20
Balance at September 30, 2017	$3,651	$6	$3,657

	Stockholders' equity	Noncontrolling interests in consolidated subsidiaries	Total equity
Balance at January 1, 2016	$3,991	$4	$3,995
Net income attributable to Hyatt Hotels Corporation	163	—	163
Other comprehensive income	3	—	3
Repurchase of common stock	(268)	—	(268)
Directors compensation	2	—	2
Employee stock plan issuance	3	—	3
Share-based payment activity	19	—	19
Balance at September 30, 2016	$3,913	$4	$3,917

Accumulated Other Comprehensive Loss

	Balance at July 1, 2017	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at September 30, 2017
Foreign currency translation adjustments	$(239)	$11	$—	$(228)
Unrealized gains (losses) on AFS securities	78	(12)	—	66
Unrecognized pension cost	(7)	—	—	(7)
Unrealized (losses) gains on derivative instruments	(4)	1	—	(3)
Accumulated other comprehensive loss	$(172)	$—	$—	$(172)

	Balance at January 1, 2017	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at September 30, 2017
Foreign currency translation adjustments	$(299)	$71	$—	$(228)
Unrealized gains on AFS securities	33	33	—	66
Unrecognized pension cost	(7)	—	—	(7)
Unrealized (losses) gains on derivative instruments	(4)	1	—	(3)
Accumulated other comprehensive income (loss)	$(277)	$105	$—	$(172)

	Balance at July 1, 2016	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss (a)	Balance at September 30, 2016
Foreign currency translation adjustments	$(242)	$(15)	$3	$(254)
Unrealized gains (losses) on AFS securities	47	(8)	—	39
Unrecognized pension cost	(7)	—	—	(7)
Unrealized losses on derivative instruments	(5)	—	—	(5)
Accumulated other comprehensive income (loss)	$(207)	$(23)	$3	$(227)
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
In March 2017, we entered into an accelerated share repurchase program ("March 2017 ASR") with a third-party financial institution. Under the March 2017 ASR, which was settled during the nine months ended September 30, 2017, we paid $300 million and received 5,393,669 Class A shares, which were repurchased at a weighted-average price of $55.62 per share.
In August 2017, we entered into a separate accelerated share repurchase program ("August 2017 ASR") with a third-party financial institution. Under the August 2017 ASR, we paid $100 million and received an initial delivery of 1,401,787 Class A shares, which were repurchased at a price of $57.07 per share. This initial delivery of shares represents the minimum number of shares that we may receive under the agreement and was accounted for as a reduction to stockholders’ equity on our condensed consolidated balance sheets. Upon settlement of the August 2017 ASR in the fourth quarter, the total number of shares ultimately delivered is determined based on the volume-weighted-average price of our common stock during the period the ASR is outstanding. At September 30, 2017, the remaining yet to be delivered shares totaled $20 million and were accounted for as an equity-classified forward contract.
The March 2017 ASR and the August 2017 ASR are collectively referred to as the "2017 ASR Agreements." The delivery of shares under the 2017 ASR Agreements resulted in a reduction in weighted-average common shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2017, see Note 16.
During the nine months ended September 30, 2017, we repurchased 9,492,729 shares of Class A and Class B common stock, including shares repurchased pursuant to the 2017 ASR Agreements. The shares of common stock were repurchased at a weighted-average price of $56.37 per share for an aggregate purchase price of $535 million, excluding related insignificant expenses. Total shares repurchased during the nine months ended September 30, 2017 represented approximately 7% of our total shares of common stock outstanding at December 31, 2016.
During the nine months ended September 30, 2016, we repurchased 5,556,424 shares of Class A and Class B common stock. The shares of common stock were repurchased at a weighted-average price of $48.25 per share for an aggregate purchase price of $268 million, excluding related insignificant expenses. The shares repurchased during the nine months ended September 30, 2016 represented approximately 4% of our total shares of common stock outstanding at December 31, 2015.
The shares of Class A common stock repurchased on the open market were retired and returned to the status of authorized and unissued shares while the shares of Class B common stock repurchased were retired and the total number of authorized Class B shares was reduced by the number of shares repurchased, see Note 14. At September 30, 2017, we had approximately $302 million remaining under the share repurchase authorization.

13.    STOCK-BASED COMPENSATION
As part of our Long-Term Incentive Plan ("LTIP"), we award SARs, Restricted Stock Units ("RSUs"), Performance Share Units ("PSUs") and Performance Vesting Restricted Stock ("PSs") to certain employees. Compensation expense and unearned compensation presented below exclude amounts related to employees of our managed hotels and other employees whose payroll is reimbursed, as this expense has been and will continue to be reimbursed by our third-party hotel owners and is recorded in other revenues from managed properties and other costs from managed properties on our condensed consolidated statements of income. Stock-based compensation expense included in selling, general, and administrative expense on our condensed consolidated statements of income related to these awards was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
SARs	$1	$1	$10	$9
RSUs	3	2	14	13
PSUs and PSs	1	(2)	2	(1)
Total stock-based compensation recorded within selling, general, and administrative expenses	$5	$1	$26	$21
SARs—During the nine months ended September 30, 2017, we granted 625,740 SARs to employees with a weighted-average grant date fair value of $16.42.
RSUs— During the nine months ended September 30, 2017, we granted 483,302 RSUs to employees with a weighted-average grant date fair value of $53.77.
PSUs—During the nine months ended September 30, 2017, we granted 102,115 PSUs to our executive officers, with a weighted-average grant date fair value of $52.65. The performance period applicable to such PSUs is a three year period beginning January 1, 2017 and ending December 31, 2019.
Our total unearned compensation for our stock-based compensation programs at September 30, 2017 was $6 million for SARs, $19 million for RSUs and $5 million for PSUs and PSs, which will primarily be recorded to compensation expense over the next three years with respect to SARs and RSUs, and over the next two years with respect to PSUs and PSs.

14.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Leases—Since 2005, we leased space for our corporate headquarters at the Hyatt Center in Chicago, Illinois. A subsidiary of the Company holds a master lease for a portion of the Hyatt Center and entered into sublease agreements with certain related parties. Following the relocation of our corporate headquarters during the three months ended September 30, 2017, we have terminated one of the sublease agreements and expect to terminate the master lease and assign the remaining sublease agreement in the fourth quarter.
Legal Services—A partner in a law firm that provided services to us throughout the nine months ended September 30, 2017 and September 30, 2016, is the brother-in-law of our Executive Chairman. We incurred $2 million and insignificant legal fees with this firm for the three months ended September 30, 2017 and September 30, 2016, respectively. We incurred $3 million and insignificant legal fees with this firm during the nine months ended September 30, 2017 and September 30, 2016, respectively. At September 30, 2017 and December 31, 2016, we had $2 million and insignificant amounts due to the law firm, respectively.
Equity Method Investments—We have equity method investments in entities that own properties for which we receive management or franchise fees. We recorded fees of $6 million and $8 million for the three months ended September 30, 2017 and September 30, 2016, respectively. We recorded fees of $18 million and $22 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. At September 30, 2017 and December 31, 2016, we had receivables due from these properties of $11 million and $7 million, respectively. Our ownership interest in these unconsolidated hospitality ventures generally varies from 24% to 70%. In addition, in some cases we provide loans (see Note 5) or guarantees (see Note 11) to these entities. During each of the three months ended September 30, 2017 and September 30, 2016, we recorded income related to these guarantees of $1 million. We recorded income related to these guarantees of $4 million and $3 million during the nine months ended September 30, 2017 and September 30, 2016, respectively.
Class B Share Repurchase— During the three and nine months ended September 30, 2017, we repurchased 1,813,459 shares of Class B common stock for a weighted average price of $59.29 per share, for an aggregate purchase price of approximately $107 million. The shares repurchased represented approximately 2% of our total shares of common stock outstanding prior to the repurchase. During the three and nine months ended September 30, 2016, we repurchased 1,881,636 shares of Class B common stock for a weighted average price of $53.15 per share, for an aggregate purchase price of approximately $100 million. The shares repurchased represented approximately 1% of our total shares of common stock outstanding prior to the repurchase. The shares of Class B common stock were repurchased in privately negotiated transactions from trusts for the benefit of certain Pritzker family members and limited partnerships owned indirectly by trusts for the benefit of certain Pritzker family members and were retired, thereby reducing the total number of shares outstanding and reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.
Class B Share Conversion—During the three and nine months ended September 30, 2017, 10,154,050 shares and 14,926,420 shares of Class B common stock, respectively, were converted on a share-for-share basis into shares of our Class A common stock, $0.01 par value per share. During the three and nine months ended September 30, 2016, 500,000 shares of Class B common stock were converted on a share-for-share basis into shares of our Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock have been retired, thereby reducing the shares of Class B common stock authorized and outstanding.

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

The table below shows summarized consolidated financial information by segment. Included within corporate and other are the results of Miraval and exhale, Hyatt Residence Club license fees, results related to our co-branded credit card, and unallocated corporate expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Owned and leased hotels
Owned and leased hotels revenues	$505	$519	$1,625	$1,594
Other revenues	—	—	13	—
Intersegment revenues (a)	3	—	7	—
Adjusted EBITDA	104	120	383	400
Depreciation and amortization	75	71	222	211
Americas management and franchising
Management and franchise fees revenues	95	90	308	281
Other revenues from managed properties	419	409	1,278	1,266
Intersegment revenues (a)	15	16	58	57
Adjusted EBITDA	82	77	269	242
Depreciation and amortization	5	5	14	14
ASPAC management and franchising
Management and franchise fees revenues	27	23	79	67
Other revenues from managed properties	26	24	78	72
Intersegment revenues (a)	—	1	1	1
Adjusted EBITDA	17	14	48	38
Depreciation and amortization	—	—	1	1
EAME/SW Asia management and franchising
Management and franchise fees revenues	18	15	51	47
Other revenues from managed properties	18	15	51	47
Intersegment revenues (a)	3	2	7	8
Adjusted EBITDA	11	8	28	24
Depreciation and amortization	1	1	4	4
Corporate and other
Revenues	32	12	91	34
Adjusted EBITDA	(35)	(27)	(93)	(91)
Depreciation and amortization	11	10	33	24
Eliminations
Revenues (a)	(21)	(19)	(73)	(66)
Adjusted EBITDA	1	—	2	—
TOTAL
Revenues	$1,119	$1,088	$3,501	$3,342
Adjusted EBITDA	180	192	637	613
Depreciation and amortization	92	87	274	254

(a)	Intersegment revenues are included in the management and franchise fees revenues and owned and leased hotels revenues and in Eliminations.

The table below provides a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to our consolidated Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to Hyatt Hotels Corporation	$16	$62	$173	$163
Interest expense	20	20	61	57
Provision for income taxes	14	28	100	65
Depreciation and amortization	92	87	274	254
EBITDA	142	197	608	539
Equity (earnings) losses from unconsolidated hospitality ventures	(1)	(25)	1	(46)
Stock-based compensation expense (Note 13)	5	1	26	21
(Gains) losses on sales of real estate (Note 6)	—	—	(34)	21
Other (income) loss, net (Note 17)	19	(4)	(23)	(1)
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	15	23	59	79
Adjusted EBITDA	$180	$192	$637	$613

16.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$17	$62	$174	$163
Net income and accretion attributable to noncontrolling interests	(1)	—	(1)	—
Net income attributable to Hyatt Hotels Corporation	$16	$62	$173	$163
Denominator:
Basic weighted average shares outstanding	124,010,961	131,917,434	126,399,472	133,672,570
Share-based compensation and equity-classified forward contract	1,396,922	1,146,718	1,315,462	933,563
Diluted weighted average shares outstanding	125,407,883	133,064,152	127,714,934	134,606,133
Basic Earnings Per Share:
Net income	$0.14	$0.48	$1.38	$1.22
Net income and accretion attributable to noncontrolling interests	(0.01)	—	(0.01)	—
Net income attributable to Hyatt Hotels Corporation	$0.13	$0.48	$1.37	$1.22
Diluted Earnings Per Share:
Net income	$0.14	$0.47	$1.37	$1.21
Net income and accretion attributable to noncontrolling interests	(0.01)	—	(0.01)	—
Net income attributable to Hyatt Hotels Corporation	$0.13	$0.47	$1.36	$1.21

The computations of diluted net income per share for the three and nine months ended September 30, 2017 and September 30, 2016 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
SARs	29,100	73,300	32,300	80,400
RSUs	400	—	200	4,200

17.    OTHER INCOME (LOSS), NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income (Note 4)	$2	$2	$99	$5
Depreciation recovery	7	8	19	19
Performance guarantee liability amortization (Note 11)	5	8	14	25
Debt repayment guarantee liability amortization (Note 11)	2	—	8	1
Cease use liability	(21)	—	(21)	—
Realized losses (Note 4)	—	—	(40)	—
Performance guarantee expense, net (Note 11)	(14)	(13)	(54)	(40)
Other	—	(1)	(2)	(9)
Other income (loss), net	$(19)	$4	$23	$1
During the three months ended September 30, 2017, we relocated our corporate headquarters and recorded a corresponding cease use liability of $21 million. The liability is recorded in other current and other long-term liabilities on our condensed consolidated balance sheets within corporate and other.

18.    SUBSEQUENT EVENTS
In October 2017, we sold Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch and Royal Palms Resort and Spa to an unrelated third party as a portfolio for $305 million. We entered into a long-term management agreement for each property upon sale.

In conjunction with the sale of Avendra LLC, an unconsolidated hospitality venture classified as an equity method investment within our Americas management and franchising segment, to Aramark Corporation, we expect to receive net cash proceeds of approximately $210 million to be used for the benefit of Hyatt’s branded hotels. The transaction is expected to close in Q4 2017.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report contains "forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, financial performance, the amount by which the Company intends to reduce its real estate asset base and the anticipated timeframe for such asset dispositions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would" and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the SEC, including our Annual Report on Form 10-K; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; limited visibility with respect to future bookings; loss of key personnel; hostilities, or fear of hostilities, including future terrorist attacks, that affect travel; travel-related accidents; natural or man-made disasters such as earthquakes, tsunamis, tornadoes, hurricanes, floods, wildfires, oil spills, nuclear incidents and global outbreaks of pandemics or contagious diseases or fear of such outbreaks; our ability to successfully execute on our strategy to reduce our real estate asset base within targeted timeframes and at expected values; declines in the value of our real estate assets; our ability to successfully achieve certain levels of operating profits at hotels that have performance guarantees in favor of our third party owners; the impact of hotel renovations; risks associated with our capital allocation plans and common stock repurchase program, including the amount and timing of share repurchases and the risk that our common stock repurchase program could increase volatility and fail to enhance stockholder value; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through Internet travel intermediaries; changes in the tastes and preferences of our customers, including the entry of new competitors in the lodging business; relationships with colleagues and labor unions and changes in labor laws; financial condition of, and our relationships with, third-party property owners, franchisees and hospitality venture partners; the possible inability of our third-party owners, franchisees or development partners to access capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions and the introduction of new brand concepts; the timing of acquisitions and dispositions; failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals); unforeseen terminations of our management or franchise agreements; changes in federal, state, local or foreign tax law; increases in interest rates and operating costs; foreign exchange rate fluctuations or currency restructurings; lack of acceptance of new brands or innovation; our ability to successfully implement our new global loyalty platform and the level of acceptance of the new program by our guests; general volatility of the capital markets and our ability to access such markets; changes in the competitive environment in our industry, including as a result of industry consolidation, and the markets where we operate; cyber incidents and information technology failures; outcomes of legal or administrative proceedings; and violations of regulations or laws related to our franchising business. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and accompanying Notes, which appear elsewhere in this Quarterly Report on Form 10-Q.
Executive Overview
We are a global hospitality company engaged in the development, ownership, operation, management, franchising and licensing of a portfolio of properties, including full and select service hotels, resorts, and other properties, including branded spas and fitness studios, and timeshare, fractional and other forms of residential and vacation properties around the world.

At September 30, 2017, our worldwide hotel portfolio consisted of 694 full and select service hotels (177,260 rooms), including:

•	291 managed properties (94,685 rooms), all of which we operate under management agreements with third-party property owners;

•	333 franchised properties (54,959 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	33 owned properties (16,803 rooms) (including 1 consolidated hospitality venture), 1 capital leased property (171 rooms), and 7 operating leased properties (2,411 rooms), all of which we manage; and

•	23 managed properties and 6 franchised properties owned or leased by unconsolidated hospitality ventures (8,231 rooms).
Our worldwide property portfolio also included:

•	3 destination wellness resorts (399 rooms), all of which we own and operate (including 1 consolidated hospitality venture);

•	6 all inclusive resorts (2,401 rooms), all of which are owned by a third party in which we hold a common share investment and which operates the resorts under franchise agreements with us;

•	16 vacation ownership properties, all of which are licensed by Interval Leisure Group ("ILG") under the Hyatt Residence Club brand and operated by third parties, including ILG and its affiliates; and

•
20 residential properties, which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel.

Our worldwide property portfolio also included branded spas and fitness studios, comprised of leased and managed locations.
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
Within corporate and other, we include the results of Miraval and exhale, Hyatt Residence Club license fees, results from our co-branded credit card, and unallocated corporate expenses. The results of our owned Miraval resorts are reported in owned and leased hotels revenues and owned and leased hotels expenses on our condensed consolidated statements of income. See Part I, Item 1 "Financial Statements—Note 15 to the Condensed Consolidated Financial Statements" for further discussion of our segment structure.
During the three months ended September 30, 2017, we entered into the following key transactions:

•	acquired exhale for $16 million, net of $1 million cash acquired; and

•	repurchased $100 million of our Class A common stock under our August 2017 ASR and approximately $107 million of our Class B common stock to return capital to our shareholders.
Our financial performance for the quarter ended September 30, 2017 reflects a decrease in net income attributable to Hyatt Hotels Corporation of $46 million compared to the quarter ended September 30, 2016.

Consolidated revenues increased $31 million, or 2.8% ($28 million or 2.6%, excluding the impact of currency), during the quarter ended September 30, 2017, compared to the quarter ended September 30, 2016. Owned and leased hotels revenues for the quarter ended September 30, 2017 decreased $1 million compared to the quarter ended September 30, 2016, which included a net favorable currency impact of $3 million.
Our management and franchise fees for the quarter ended September 30, 2017 increased $12 million compared to the quarter ended September 30, 2016, which were spread across our reportable segments and included an insignificant net favorable currency impact.
Our consolidated Adjusted EBITDA for the quarter ended September 30, 2017 decreased $12 million compared to the third quarter of 2016, which included $1 million net favorable currency impact. The decrease was primarily driven by our owned and leased hotels segment which decreased $16 million, partially offset by our Americas management and franchising segment which increased $5 million. See "—Non-GAAP Measures" for an explanation of how we utilize Adjusted EBITDA, why we present it and material limitations on its usefulness, as well as a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA.
Hotel Chain Revenue per Available Room ("RevPAR") Statistics.

		RevPAR
		Three Months Ended September 30,
(Comparable locations)	Number of comparable hotels (1)	2017	2016	Change	Change (in constant $)
Systemwide hotels	594	$140	$138	1.7%	1.6%
Owned and leased hotels	37	$174	$175	(0.5)%	(1.1)%
Americas full service hotels	152	$157	$157	(0.1)%	(0.3)%
Americas select service hotels	298	$113	$112	1.7%	1.7%
ASPAC full service hotels	70	$149	$142	5.0%	6.3%
EAME/SW Asia full service hotels	63	$123	$117	5.6%	3.5%
EAME/SW Asia select service hotels	10	$72	$62	15.0%	11.6%
(1) Comparable systemwide hotels include one select service hotel in ASPAC, which is not included in the ASPAC full service hotel statistics. The number of managed and franchised hotels presented above includes owned and leased hotels.
Americas management and franchising segment full service RevPAR was flat during the third quarter of 2017 compared to the third quarter of 2016 driven by lower group demand due in part to the shift of the Jewish holidays into the third quarter of 2017 from the fourth quarter of 2016, as well as several natural disasters impacting the region. While group demand decreased, transient demand increased in the third quarter of 2017, compared to the third quarter of 2016. Americas management and franchising segment select service RevPAR increased during the third quarter of 2017 compared to the third quarter of 2016 driven by transient demand. Group revenue booked in the third quarter of 2017 for stays in 2017 was lower compared to the same period last year. Group revenue booked in the third quarter of 2017 for stays in future years was also lower compared to the same period last year.
ASPAC management and franchising segment RevPAR increased during the third quarter of 2017 compared to the third quarter of 2016 driven by strong transient demand in Greater China as well as improved group demand across the region, in particular Japan and Southeast Asia, partially offset by declines in visitor arrivals to South Korea.
EAME/SW Asia management and franchising segment RevPAR increased during the third quarter of 2017 compared to the third quarter of 2016 driven by improved average daily rate ("ADR") in Western Europe and strong occupancy growth in Turkey. RevPAR growth in Western Europe was helped by the G20 Summit in Germany and improvement in France as the third quarter in 2016 was weak due to the terrorist incident in July. Turkey experienced improved occupancy as 2016 was impacted by heightened security concerns. The Middle East saw a decline in RevPAR due to lower ADR as a result of new hotel supply in the market and lower oil prices. India experienced lower occupancy due to the overall slowing of the economy in 2017.

Results of Operations
Three and Nine Months Ended September 30, 2017 Compared with Three and Nine Months Ended September 30, 2016
Discussion on Consolidated Results
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
Owned and leased hotels revenues.

	Three Months Ended September 30,
	2017	2016	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$469	$471	$(2)	(0.4)%	$3
Non-comparable owned and leased hotels revenues	49	48	1	1.6%	—
Total owned and leased hotels revenues	$518	$519	$(1)	(0.2)%	$3

	Nine Months Ended September 30,
	2017	2016	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$1,451	$1,459	$(8)	(0.6)%	$(3)
Non-comparable owned and leased hotels revenues	216	135	81	60.5%	(1)
Total owned and leased hotels revenues	$1,667	$1,594	$73	4.6%	$(4)
Owned and leased hotels revenues increased for the nine months ended September 30, 2017, compared to the same period in prior year, primarily driven by acquisitions, including Miraval, partially offset by hotels sold in 2016 and 2017, and results of certain international hotels. See "—Segment Results" for further discussion of owned and leased hotels revenues.
Management and franchise fee revenues.

	Three Months Ended September 30,
	2017	2016	Better / (Worse)
Base management fees	$51	$49	$2	5.4%
Incentive management fees	30	25	5	21.4%
Franchise fees	30	27	3	11.9%
Other fee revenues	11	9	2	23.4%
Total management and franchise fees	$122	$110	$12	12.2%

	Nine Months Ended September 30,
	2017	2016	Better / (Worse)
Base management fees	$150	$143	$7	5.2%
Incentive management fees	99	85	14	16.4%
Franchise fees	86	77	9	11.9%
Other fee revenues	39	27	12	43.6%
Total management and franchise fees	$374	$332	$42	12.8%
The increases in management and franchise fees during the three and nine months ended September 30, 2017, compared to the same periods in the prior year, which included an insignificant net favorable and a $1 million net unfavorable currency impact, respectively, were primarily driven by the Americas management and franchising segment and ASPAC management and franchising segment. See "—Segment Results" for further discussion.

Other revenues.    Other revenues increased $5 million and $22 million during the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016, due to the acquisition of exhale and higher revenue from our co-branded credit card program as a result of increased point sales and our new agreement which took effect in the second quarter of 2017. The increase for the nine months ended September 30, 2017 was also driven by sales of villas at Andaz Maui at Wailea Resort.
Other revenues from managed properties.

	Three Months Ended September 30,
	2017	2016	Change
Other revenues from managed properties	$463	$448	$15	3.1%
Less: rabbi trust impact	(5)	(5)	—	2.7%
Other revenues from managed properties excluding rabbi trust impact	$458	$443	$15	3.2%

	Nine Months Ended September 30,
	2017	2016	Change
Other revenues from managed properties	$1,407	$1,385	$22	1.6%
Less: rabbi trust impact	(16)	(7)	(9)	(119.1)%
Other revenues from managed properties excluding rabbi trust impact	$1,391	$1,378	$13	0.9%
Excluding the impact of rabbi trust, other revenues from managed properties increased during the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016. The increase during the three months ended September 30, 2017, compared to the same period in 2016, was driven by increased reimbursements of payroll and related costs and technology costs. The increase during the nine months ended September 30, 2017, compared to the same period in the prior year, was driven by increased reimbursements related to our loyalty program and technology costs.
Owned and leased hotels expense.

	Three Months Ended September 30,
	2017	2016	Better / (Worse)
Comparable owned and leased hotels expense	$361	$360	$(1)	(0.1)%
Non-comparable owned and leased hotels expense	46	40	(6)	(16.4)%
Rabbi trust impact	2	2	—	2.7%
Total owned and leased hotels expense	$409	$402	$(7)	(1.7)%

	Nine Months Ended September 30,
	2017	2016	Better / (Worse)
Comparable owned and leased hotels expense	$1,090	$1,088	$(2)	(0.1)%
Non-comparable owned and leased hotels expense	170	113	(57)	(51.1)%
Rabbi trust impact	6	3	(3)	(119.1)%
Total owned and leased hotels expense	$1,266	$1,204	$(62)	(5.2)%
The increases in owned and leased hotels expense, which included $2 million net unfavorable and $3 million net favorable currency impact, respectively, in the three and nine months ended September 30, 2017, compared to the same periods in the prior year, were primarily driven by increases in non-comparable owned and leased hotels expense related to acquisitions, including Miraval, partially offset by dispositions in 2016 and 2017.
Depreciation and amortization.    Depreciation and amortization increased $5 million and $20 million, respectively, during the three and nine months ended September 30, 2017, compared to the same periods in the prior year, primarily driven by acquisitions. Additional depreciation expense was recognized due to accelerated depreciation related to renovations at certain of our owned hotels. The increase was partially offset by decreased depreciation as a result of dispositions in 2016 and 2017. The increase during the nine months ended September 30, 2017 was also driven by a hotel opening and assets placed in service mid-2016 related to technology projects. A portion of the depreciation related to technology projects is recovered from our managed and franchised hotels and the corresponding recovery is included in other income (loss), net on our condensed consolidated statements of income.
Other direct costs.    Other direct costs increased $1 million and $11 million during the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016. The increase for the three months ended September 30, 2017 was driven by the acquisition of exhale. The increase for the nine months ended September 30, 2017 was driven by the sales of villas at Andaz Maui at Wailea Resort.
Selling, general, and administrative expenses.

	Three Months Ended September 30,
	2017	2016	Change
Selling, general, and administrative expenses	$89	$74	$15	20.2%
Less: rabbi trust impact	(9)	(10)	1	3.4%
Less: stock-based compensation expense	(5)	(1)	(4)	(171.4)%
Adjusted selling, general, and administrative expenses	$75	$63	$12	19.5%

	Nine Months Ended September 30,
	2017	2016	Change
Selling, general, and administrative expenses	$278	$237	$41	17.2%
Less: rabbi trust impact	(29)	(14)	(15)	(115.4)%
Less: stock-based compensation expense	(26)	(21)	(5)	(19.0)%
Adjusted selling, general, and administrative expenses	$223	$202	$21	10.4%
Adjusted selling, general, and administrative expenses exclude the impact of expenses related to benefit programs funded through rabbi trusts and stock-based compensation expense. Adjusted selling, general, and administrative expenses, as we define it, is a non-GAAP measure. See "—Non-GAAP Measures" for further discussion of adjusted selling, general, and administrative expenses.
The increases in adjusted selling, general, and administrative expenses during three and nine months ended September 30, 2017, compared to the same periods in the prior year, were primarily driven by increased payroll and related costs and master brand marketing expenses to support the launch of the World of Hyatt platform.
Net gains and interest income from marketable securities held to fund operating programs.

	Three Months Ended September 30,
	2017	2016	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$9	$10	$(1)	(3.4)%
Rabbi trust impact allocated to owned and leased hotels expense	2	2	—	(2.7)%
Net gains and interest income from marketable securities held to fund our loyalty program allocated to owned and leased hotels revenues	1	—	1	101.5%
Net gains and interest income from marketable securities held to fund operating programs	$12	$12	$—	(1.3)%

	Nine Months Ended September 30,
	2017	2016	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$29	$14	$15	115.4%
Rabbi trust impact allocated to owned and leased hotels expense	6	3	3	119.1%
Net gains and interest income from marketable securities held to fund our loyalty program allocated to owned and leased hotels revenues	2	3	(1)	(48.8)%
Net gains and interest income from marketable securities held to fund operating programs	$37	$20	$17	89.4%

Equity earnings (losses) from unconsolidated hospitality ventures.

	Three Months Ended September 30,
	2017	2016	Better / (Worse)
Equity earnings (losses) from unconsolidated hospitality ventures	$1	$25	$(24)	(96.7)%

	Nine Months Ended September 30,
	2017	2016	Better / (Worse)
Equity earnings (losses) from unconsolidated hospitality ventures	$(1)	$46	$(47)	(101.3)%
The decreases during the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, were attributable to the following:

•
decreases of $20 million and $23 million, respectively, as 2016 included equity earnings attributable to distributions from two of our unconsolidated hospitality ventures as a result of debt refinancings; and

•
decreases of $5 million and $8 million, respectively, due to foreign currency volatility at one of our foreign unconsolidated hospitality ventures which has debt denominated in a currency other than its functional currency.

The nine months ended September 30, 2016 also included equity earnings of $7 million related to a forfeited deposit on a sale of hotels by an unconsolidated hospitality venture that did not close.
Interest expense.    Interest expense was flat and increased $4 million during the three and nine months ended September 30, 2017, respectively, compared to the same periods in the prior year. The increase during the nine months ended September 30, 2017 was driven by interest on our credit revolver in 2017 and interest on the 2026 Notes, which were issued in the first quarter of 2016. These increases were partially offset by interest on the 2016 Notes, which were redeemed in the second quarter of 2016.
Asset Impairments.    During the nine months ended September 30, 2017 and September 30, 2016, we did not record any asset impairments. However, a change in our assumptions and estimates by 4% could reduce the fair value of one of our reporting units at September 30, 2017, and could potentially result in an impairment of goodwill of up to $17 million.
Gains (losses) on sales of real estate.    During the nine months ended September 30, 2017, we sold Hyatt Regency Louisville resulting in a pre-tax gain of $35 million. During the nine months ended September 30, 2016, we sold Andaz 5th Avenue resulting in a pre-tax loss of $21 million.
Other income (loss), net.    Other income (loss), net decreased $23 million during the three months ended September 30, 2017, compared to the same period in the prior year, primarily driven by a cease use liability of $21 million related to the relocation of our corporate headquarters. See Part I, Item 1 "Financial Statements—Note 17 to the Condensed Consolidated Financial Statements." Other income (loss), net increased $22 million during the nine months ended September 30, 2017, compared to the same period in the prior year, primarily attributable to $94 million of interest income and $40 million of realized losses related to the redemption of our Playa preferred shares, partially offset by the aforementioned cease use liability.

Provision for income taxes.

	Three Months Ended September 30,
	2017	2016	Better / (Worse)
Income before income taxes	$31	$90	$(59)	(65.7)%
Provision for income taxes	(14)	(28)	14	49.4%
Effective tax rate	44.5%	30.2%		(14.3)%

	Nine Months Ended September 30,
	2017	2016	Better / (Worse)
Income before income taxes	$274	$228	$46	20.3%
Provision for income taxes	(100)	(65)	(35)	(54.0)%
Effective tax rate	36.4%	28.4%		(8.0)%

Income tax expense decreased $14 million in the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to a decrease in pre-tax income for the quarter. Income tax expense increased $35 million in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to an increase in pre-tax income for the period driven by the full redemption of our Playa preferred shares. The effective tax rate increased in both the three and nine months ended September 30, 2017, compared to the same periods in 2016, primarily due to the favorable impact related to the reversal of uncertain tax positions in 2016.

Segment Results
We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA, as described in Part I, Item 1 "Financial Statements—Note 15 to the Condensed Consolidated Financial Statements."
The charts below illustrate revenues by segment excluding other revenues from managed properties for the three and nine months ended September 30, 2017 and September 30, 2016, which are presented before intersegment eliminations.
*Consolidated revenues for the three months ended September 30, 2017 included corporate and other revenues of $32 million, eliminations of $21 million and other revenues from managed properties of $463 million.
**Consolidated revenues for the three months ended September 30, 2016 included corporate and other revenues of $12 million, eliminations of $19 million and other revenues from managed properties of $448 million.

*Consolidated revenues for the nine months ended September 30, 2017 included corporate and other revenues of $91 million, eliminations of $73 million and other revenues from managed properties of $1,407 million.
**Consolidated revenues for the nine months ended September 30, 2016 included corporate and other revenues of $34 million, eliminations of $66 million and other revenues from managed properties of $1,385 million.
Owned and leased hotels segment revenues.

	Three Months Ended September 30,
	2017	2016	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$472	$471	$1	0.1%	$3
Non-comparable owned and leased hotels revenues	33	48	(15)	(30.6)%	—
Total owned and leased hotels revenues	505	519	(14)	(2.7)%	3
Other revenues	—	—	—	—%	—
Total segment revenues	$505	$519	$(14)	(2.7)%	$3

	Nine Months Ended September 30,
	2017	2016	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$1,458	$1,459	$(1)	(0.1)%	$(3)
Non-comparable owned and leased hotels revenues	167	135	32	24.4%	(1)
Total owned and leased hotels revenues	1,625	1,594	31	2.0%	(4)
Other revenues	13	—	13	NM	—
Total segment revenues	$1,638	$1,594	$44	2.8%	$(4)
The increase in comparable owned and leased hotels revenues during the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was primarily driven by an increase of $5 million at our international hotels, partially offset by a decrease of $4 million at our hotels in the United States. The increase in comparable international hotels was primarily driven by a net favorable currency impact of $3 million and improved performance at certain owned hotels in Europe. The revenue decline at our hotels in the United States was primarily driven by decreased group demand and related food and beverage revenues, due in part to the timing of the Jewish holidays and the impact of hurricanes in Florida and Texas, partially offset by a $6 million business interruption settlement related to a claim from a prior year.

The decrease in comparable owned and leased hotels revenues during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was primarily driven by a decrease of $2 million at our international hotels due to a net unfavorable currency impact of $3 million and decreased performance in Switzerland, partially offset by increased group and transient business in Aruba. The decrease was offset by an increase of $1 million at our hotels in the United States driven by the aforementioned business interruption settlement, partially offset by the aforementioned decline in group demand during the third quarter.
The decrease in non-comparable owned and leased hotels revenues for the three months ended September 30, 2017, compared to the same period in 2016, was driven by the following:

•	the dispositions of Hyatt Regency Grand Cypress and Hyatt Regency Louisville in 2017, and Hyatt Regency Birmingham in 2016; and

•	Grand Hyatt Rio de Janeiro, which experienced a decline in demand and ADR, as the third quarter of 2016 benefited from the Olympic Games in Brazil.
The decrease in revenues was partially offset by the acquisition of our partners' interest in Andaz Maui at Wailea Resort in 2016.
The increase in non-comparable owned and leased hotels revenues for the nine months ended September 30, 2017, compared to the same period in 2016, was driven by the following:

•	the acquisition of our partners' interests in Andaz Maui at Wailea Resort in 2016; and

•	the acquisitions of Royal Palms Resort and Spa and The Confidante Miami Beach in 2016.
The increase in revenues was partially offset by the dispositions of Andaz 5th Avenue and Hyatt Regency Birmingham in 2016, and Hyatt Regency Grand Cypress and Hyatt Regency Louisville in 2017.

	Three Months Ended September 30,
	RevPAR				Occupancy			ADR
	2017	2016	Better / (Worse)	Better / (Worse) Constant $	2017	2016	Change in Occ % pts	2017	2016	Better / (Worse)	Better / (Worse) Constant $
Comparable owned and leased hotels	$174	$175	(0.5)%	(1.1)%	78.1%	79.7%	(1.6)%	$224	$220	1.6%	1.0%

	Nine Months Ended September 30,
	RevPAR				Occupancy			ADR
	2017	2016	Better / (Worse)	Better / (Worse) Constant $	2017	2016	Change in Occ % pts	2017	2016	Better / (Worse)	Better / (Worse) Constant $
Comparable owned and leased hotels	$176	$176	(0.2)%	—%	77.5%	78.2%	(0.7)%	$226	$225	0.7%	0.9%

Excluding the net favorable currency impact, the decrease in comparable RevPAR at our owned and leased hotels during the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was primarily driven by decreased group demand at our comparable full service hotels largely due to the timing of the Jewish holidays, hurricanes in Florida and Texas, and the earthquake in Mexico. Excluding the net unfavorable currency impact, comparable RevPAR at our owned and leased hotels was flat during the nine months ended September 30, 2017, compared to the same period in 2016, as improved transient demand in the Americas was offset by decreased group demand.
During the nine months ended September 30, 2017, we removed two properties that were sold during the period from the comparable owned and leased hotels results.

Owned and leased hotels segment Adjusted EBITDA.

	Three Months Ended September 30,
	2017	2016	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$89	$97	$(8)	(7.9)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	15	23	(8)	(38.0)%
Segment Adjusted EBITDA	$104	$120	$(16)	(13.8)%

	Nine Months Ended September 30,
	2017	2016	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$324	$321	$3	1.0%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	59	79	(20)	(26.4)%
Segment Adjusted EBITDA	$383	$400	$(17)	(4.4)%

Owned and leased hotels Adjusted EBITDA.  The decrease in owned and leased hotels Adjusted EBITDA for the three months ended September 30, 2017, compared to the same period in 2016, was driven by a $6 million decrease at our non-comparable owned and leased hotels, primarily due to Grand Hyatt Rio de Janeiro, as the third quarter of 2016 benefited from the Olympic Games in Brazil. Adjusted EBITDA at our comparable owned and leased hotels decreased $2 million for the three months ended September 30, 2017, compared to the same period in 2016, which included a $1 million favorable net currency impact. The increase in owned and leased hotels Adjusted EBITDA during the nine months ended September 30, 2017, compared to the same period in 2016, was driven by a $15 million increase in non-comparable owned and leased hotels due to the aforementioned acquisition and disposition activity. The increase was partially offset by a $12 million decrease in Adjusted EBITDA at our comparable owned and leased hotels, which included $1 million unfavorable net currency impact, driven by a decline in group demand in the United States and decreased performance at certain of our international hotels in Europe.
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA.  Our pro rata share of Adjusted EBITDA from our unconsolidated hospitality ventures included an insignificant net favorable currency impact in both the three and nine months ended September 30, 2017, compared to the same periods in 2016. The decreases were primarily driven by the Playa business combination in the first quarter of 2017 and the acquisition of our partners' share of Andaz Maui at Wailea Resort in 2016.
Americas management and franchising segment revenues.

	Three Months Ended September 30,
	2017	2016	Better / (Worse)
Segment revenues
Management, franchise and other fees	$95	$90	$5	5.9%
Other revenues from managed properties	419	409	10	2.2%
Total segment revenues	$514	$499	$15	2.9%

	Nine Months Ended September 30,
	2017	2016	Better / (Worse)
Segment revenues
Management, franchise and other fees	$308	$281	$27	9.7%
Other revenues from managed properties	1,278	1,266	12	0.9%
Total segment revenues	$1,586	$1,547	$39	2.5%

Americas management and franchising revenues included an insignificant net favorable currency impact in both the three and nine months ended September 30, 2017, compared to the same periods in 2016. The increase in management, franchise and other fees during the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was primarily driven by a $3 million increase in franchise fees due to new select service hotels. For the nine months ended September 30, 2017, compared to the same period in 2016, the increase in management, franchise and other fees was partially driven by a $10 million increase in other fees due to termination fees for a managed hotel conversion to franchised and two hotels that left the chain. Additionally, franchise fees increased $9 million and management fees increased $8 million both driven by new hotels and improved performance across the region.
Other revenues from managed properties increased in both the three and nine months ended September 30, 2017, compared to the same periods in the prior year. The increase in the three months ended September 30, 2017 was primarily driven by increased reimbursements from our managed properties related to increased payroll and related costs and technology costs. The increase in the nine months ended September 30, 2017, compared to the same period in the prior year, was driven by increased reimbursements related to technology costs and our loyalty program.

	Three Months Ended September 30,
	RevPAR				Occupancy			ADR
(Comparable Systemwide Hotels)	2017	2016	Better / (Worse)	Better / (Worse) Constant $	2017	2016	Change in Occ % pts	2017	2016	Better / (Worse)	Better / (Worse) Constant $
Americas Full Service	$157	$157	(0.1)%	(0.3)%	79.1%	79.4%	(0.3)%	$199	$198	0.4%	0.2%
Americas Select Service	$113	$112	1.7%	1.7%	82.4%	81.3%	1.1%	$138	$137	0.4%	0.4%

	Nine Months Ended September 30,
	RevPAR				Occupancy			ADR
(Comparable Systemwide Hotels)	2017	2016	Better / (Worse)	Better / (Worse) Constant $	2017	2016	Change in Occ % pts	2017	2016	Better / (Worse)	Better / (Worse) Constant $
Americas Full Service	$157	$154	2.1%	2.1%	77.2%	76.9%	0.3%	$204	$201	1.7%	1.7%
Americas Select Service	$110	$107	2.4%	2.4%	79.6%	78.8%	0.8%	$138	$136	1.3%	1.3%

Excluding the net favorable currency impact, comparable full service hotels RevPAR decreased in the three months ended September 30, 2017, compared to the same period in the prior year, driven by decreased group demand due in part by the shift of the Jewish holidays into the third quarter of 2017 and natural disasters during the quarter, partially offset by increased transient demand. Excluding the insignificant net currency impact, the increase for the nine months ended September 30, 2017 was driven by increased ADR, partially offset by the aforementioned decreased group demand.
During the three months ended September 30, 2017, one property that left the chain was removed from the comparable Americas full service systemwide hotels. During the nine months ended September 30, 2017, we removed two properties that left the chain from the comparable Americas full service systemwide hotels.
Americas management and franchising segment Adjusted EBITDA.

	Three Months Ended September 30,
	2017	2016	Better / (Worse)
Segment Adjusted EBITDA	$82	$77	$5	6.8%

	Nine Months Ended September 30,
	2017	2016	Better / (Worse)
Segment Adjusted EBITDA	$269	$242	$27	11.3%

Adjusted EBITDA increased in the three and nine months ended September 30, 2017, which included an insignificant net favorable and unfavorable currency impact, respectively, compared to the three and nine months ended September 30, 2016. The increases were driven by the aforementioned increases in management, franchise and other fees.
ASPAC management and franchising segment revenues.

	Three Months Ended September 30,
	2017	2016	Better / (Worse)
Segment revenues
Management, franchise and other fees	$27	$23	$4	17.8%
Other revenues from managed properties	26	24	2	10.1%
Total segment revenues	$53	$47	$6	13.9%

	Nine Months Ended September 30,
	2017	2016	Better / (Worse)
Segment revenues
Management, franchise and other fees	$79	$67	$12	17.6%
Other revenues from managed properties	78	72	6	8.3%
Total segment revenues	$157	$139	$18	12.8%

ASPAC management and franchising revenues included an insignificant and $1 million net unfavorable currency impact, respectively, in the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016. The increases were driven by a $4 million and $11 million increase in management fees, respectively, primarily due to higher incentive fees attributable to improved performance across the region, specifically China, Japan, Southeast Asia and Hong Kong, as well as fees related to new hotels in Australia and China. The increases in other revenues from managed properties in both the three and nine months ended September 30, 2017, compared to the same periods in 2016, were driven by reimbursements from our managed properties related to increased technology costs.

	Three Months Ended September 30,
	RevPAR				Occupancy			ADR
(Comparable Systemwide Hotels)	2017	2016	Better / (Worse)	Better / (Worse) Constant $	2017	2016	Change in Occ % pts	2017	2016	Better / (Worse)	Better (Worse) Constant $
ASPAC Full Service	$149	$142	5.0%	6.3%	75.0%	70.7%	4.3%	$199	$201	(1.0)%	0.2%

	Nine Months Ended September 30,
	RevPAR				Occupancy			ADR
(Comparable Systemwide Hotels)	2017	2016	Better / (Worse)	Better / (Worse) Constant $	2017	2016	Change in Occ % pts	2017	2016	Better / (Worse)	Better (Worse) Constant $
ASPAC Full Service	$144	$137	5.1%	6.2%	72.0%	66.9%	5.1%	$200	$205	(2.4)%	(1.3)%

Excluding the net unfavorable currency impact, the increases in comparable full service RevPAR during the three and nine months ended September 30, 2017, compared to the same periods in 2016, were driven by increased occupancy in most areas in the region, partially offset by decreased ADR in China and South Korea.
During the three and nine months ended September 30, 2017, no properties were removed from the comparable ASPAC full service systemwide hotels.

ASPAC management and franchising segment Adjusted EBITDA.

	Three Months Ended September 30,
	2017	2016	Better / (Worse)
Segment Adjusted EBITDA	$17	$14	$3	19.9%

	Nine Months Ended September 30,
	2017	2016	Better / (Worse)
Segment Adjusted EBITDA	$48	$38	$10	26.5%

Adjusted EBITDA, which included an insignificant and $1 million net unfavorable currency impact in the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016, increased primarily due to the aforementioned increases in management, franchise and other fees in both periods.
EAME/SW Asia management and franchising segment revenues.

	Three Months Ended September 30,
	2017	2016	Better / (Worse)
Segment revenues
Management, franchise and other fees	$18	$15	$3	18.6%
Other revenues from managed properties	18	15	3	16.8%
Total segment revenues	$36	$30	$6	17.7%

	Nine Months Ended September 30,
	2017	2016	Better / (Worse)
Segment revenues
Management, franchise and other fees	$51	$47	$4	7.3%
Other revenues from managed properties	51	47	4	8.7%
Total segment revenues	$102	$94	$8	8.0%

EAME/SW Asia management and franchising revenues included an insignificant net favorable currency impact in both the three and nine months ended September 30, 2017, compared to the same periods in 2016. The increases in management, franchise and other fees during the three and nine months ended September 30, 2017, compared to the same periods in the prior year, were primarily driven by increased incentive fees from certain properties in the United Kingdom in the third quarter of 2017 and Western Europe during the nine months ended September 30, 2017. The increases in other revenues from managed properties in both the three and nine months ended September 30, 2017, compared to the same periods in 2016, were driven by reimbursements from our managed properties related to increased technology costs.

	Three Months Ended September 30,
	RevPAR				Occupancy			ADR
(Comparable Systemwide Hotels)	2017	2016	Better / (Worse)	Better / (Worse) Constant $	2017	2016	Change in Occ % pts	2017	2016	Better / (Worse)	Better / (Worse) Constant $
EAME/SW Asia Full Service	$123	$117	5.6%	3.5%	66.0%	64.4%	1.6%	$187	$181	3.0%	0.9%
EAME/SW Asia Select Service	$72	$62	15.0%	11.6%	77.4%	71.1%	6.3%	$93	$88	5.7%	2.6%

	Nine Months Ended September 30,
	RevPAR				Occupancy			ADR
(Comparable Systemwide Hotels)	2017	2016	Better / (Worse)	Better / (Worse) Constant $	2017	2016	Change in Occ % pts	2017	2016	Better / (Worse)	Better / (Worse) Constant $
EAME/SW Asia Full Service	$120	$116	3.3%	3.9%	66.0%	63.2%	2.8%	$182	$184	(1.1)%	(0.5)%
EAME/SW Asia Select Service	$70	$62	13.1%	12.3%	73.1%	65.9%	7.2%	$95	$93	2.0%	1.3%

Excluding the net favorable currency impact, the increase in comparable full service RevPAR during the three months ended September 30, 2017, compared to the same period in 2016, was driven by increased occupancy and ADR in Germany and Turkey, and increased ADR in France, partially offset by decreased ADR in the Middle East. Excluding the net unfavorable currency impact, the increase in comparable full service RevPAR during the nine months ended September 30, 2017, compared to the same period in 2016, was driven by increased occupancy and ADR in Germany, the United Kingdom and Turkey, partially offset by decreased occupancy and ADR in Switzerland and decreased ADR in the Middle East.
During the nine months ended September 30, 2017, one property was removed from the comparable EAME/SW Asia full service systemwide hotel results as a result of significant renovations and no properties were removed from the comparable EAME/SW Asia select service systemwide hotel results.
EAME/SW Asia management and franchising segment Adjusted EBITDA.

	Three Months Ended September 30,
	2017	2016	Better / (Worse)
Segment Adjusted EBITDA	$11	$8	$3	41.3%

	Nine Months Ended September 30,
	2017	2016	Better / (Worse)
Segment Adjusted EBITDA	$28	$24	$4	15.6%

Adjusted EBITDA, which included an insignificant net favorable currency impact in both the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, increased due to the aforementioned increases in management, franchise and other fees in both periods.

Corporate and other.

	Three Months Ended September 30,
	2017	2016	Better / (Worse)
Corporate and other revenues	$32	$12	$20	175.6%
Corporate and other Adjusted EBITDA	$(35)	$(27)	$(8)	(25.9)%

	Nine Months Ended September 30,
	2017	2016	Better / (Worse)
Corporate and other revenues	$91	$34	$57	174.1%
Corporate and other Adjusted EBITDA	$(93)	$(91)	$(2)	(1.8)%

Corporate and other revenues increased in the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, primarily driven by the following:

•	increases of $16 million and $49 million, respectively, due to the acquisition of Miraval;

•
increased revenue from our co-branded credit card program of $2 million and $6 million, respectively, as a result of increased point sales and our new agreement that took effect in the second quarter of 2017; and

•	the acquisition of exhale.
Adjusted EBITDA decreased for the three and nine months ended September 30, 2017, compared to the same periods in the prior year, primarily driven by increased selling, general, and administrative expenses, specifically payroll and related costs and master brand marketing expenses to support the launch of the World of Hyatt platform. For the nine months ended September 30, 2017, the increase in selling, general, and administrative expenses was partially offset by the aforementioned acquisition of Miraval and the results of our co-branded credit card program.
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
Adjusted selling, general, and administrative expenses
Adjusted selling, general, and administrative expenses, as we define it, is a non-GAAP measure. Adjusted selling, general, and administrative expenses exclude the impact of expenses related to benefit programs funded through rabbi trusts and stock-based compensation expense. Adjusted selling, general, and administrative expenses assist us in comparing our performance over various reporting periods on a consistent basis since it removes from our operating results the impact of items that do not reflect our core operations, both on a segment and consolidated basis. See "—Results of Operations" for a reconciliation of selling, general, and administrative expenses to Adjusted selling, general, and administrative expenses.
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

The charts below illustrate Adjusted EBITDA by segment for the three and nine months ended September 30, 2017 and September 30, 2016:
*Consolidated Adjusted EBITDA for the three months ended September 30, 2017 included eliminations of $1 million and corporate and other Adjusted EBITDA of $(35) million.
**Consolidated Adjusted EBITDA for the three months ended September 30, 2016 included corporate and other Adjusted EBITDA of $(27) million.

*Consolidated Adjusted EBITDA for the nine months ended September 30, 2017 included eliminations of $2 million and corporate and other Adjusted EBITDA of $(93) million.
**Consolidated Adjusted EBITDA for the nine months ended September 30, 2016 included corporate and other Adjusted EBITDA of $(91) million.

The table below provides a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,
	2017	2016	Change
Net income attributable to Hyatt Hotels Corporation	$16	$62	$(46)	(73.4)%
Interest expense	20	20	—	3.6%
Provision for income taxes	14	28	(14)	(49.4)%
Depreciation and amortization	92	87	5	5.8%
EBITDA	142	197	(55)	(27.3)%
Equity (earnings) losses from unconsolidated hospitality ventures	(1)	(25)	24	96.7%
Stock-based compensation expense	5	1	4	171.4%
Other (income) loss, net	19	(4)	23	541.1%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	15	23	(8)	(38.0)%
Adjusted EBITDA	$180	$192	$(12)	(6.2)%

	Nine Months Ended September 30,
	2017	2016	Change
Net income attributable to Hyatt Hotels Corporation	$173	$163	$10	6.2%
Interest expense	61	57	4	7.4%
Provision for income taxes	100	65	35	54.0%
Depreciation and amortization	274	254	20	8.1%
EBITDA	608	539	69	13.0%
Equity (earnings) losses from unconsolidated hospitality ventures	1	(46)	47	101.3%
Stock-based compensation expense	26	21	5	19.0%
(Gains) losses on sales of real estate	(34)	21	(55)	(262.5)%
Other (income) loss, net	(23)	(1)	(22)	NM
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	59	79	(20)	(26.4)%
Adjusted EBITDA	$637	$613	$24	3.9%

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
Recent Transactions Affecting our Liquidity and Capital Resources
During the nine months ended September 30, 2017 and September 30, 2016, several transactions impacted our liquidity. See "—Sources and Uses of Cash."
Sources and Uses of Cash

	Nine Months Ended September 30,
	2017	2016
Cash provided by (used in):
Operating activities	$450	$351
Investing activities	(228)	(94)
Financing activities	(321)	(185)
Effect of exchange rate changes on cash	—	15
Net (decrease) increase in cash and cash equivalents	$(99)	$87
Cash Flows from Operating Activities
Cash provided by operating activities increased $99 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to $94 million of interest income received upon the redemption of our Playa preferred shares.
Cash Flows from Investing Activities
During the nine months ended September 30, 2017:

•	We acquired Miraval for approximately $237 million.

•	We invested $212 million in capital expenditures (see "—Capital Expenditures").

•	We contributed a total of $67 million in investments and HTM debt securities.

•	We acquired exhale for $16 million, net of $1 million cash acquired.

•	We sold Hyatt Regency Grand Cypress for approximately $202 million; the proceeds were recorded as restricted cash pursuant to a 1031 exchange.

•	We received $196 million related to the redemption of our Playa preferred shares.

•	We sold Hyatt Regency Louisville for approximately $65 million; the proceeds were initially recorded as restricted cash and subsequently released.

•	We released $33 million from restricted cash related to the finalization of tax regulatory review in connection with the 2014 disposition of Hyatt Regency Vancouver.

•	We sold land and construction in progress to an unconsolidated hospitality venture, in which we have a 50% ownership interest for approximately $29 million.
During the nine months ended September 30, 2016:

•	We acquired Thompson Miami Beach for approximately $238 million.

•	We invested $140 million in capital expenditures (see "—Capital Expenditures").

•	We acquired Royal Palms Resort and Spa for approximately $86 million.

•	We invested $31 million in unconsolidated hospitality ventures.

•	We sold Andaz 5th Avenue for approximately $240 million.

•	We received distributions of $78 million from unconsolidated hospitality ventures.

•	We sold the shares of the company that owns Hyatt Regency Birmingham (U.K.) for approximately $49 million.

•	We released $29 million from restricted cash related to the finalization of tax regulatory review in connection with the 2014 disposition of Park Hyatt Toronto.

Cash Flows from Financing Activities
During the nine months ended September 30, 2017, we repurchased 9,492,729 shares of Class A and Class B common stock for an aggregate purchase price of $535 million. Included in the repurchases are 6,795,456 shares repurchased under the 2017 ASR Agreements for an aggregate purchase price of $380 million. At September 30, 2017, the remaining $20 million of shares under the August 2017 ASR had not yet settled. During the nine months ended September 30, 2016, we repurchased 5,556,424 shares of Class A and Class B common stock for an aggregate purchase price of $268 million.
During the nine months ended September 30, 2017, we had borrowings of $620 million and repayments of $380 million on our revolving credit facility. During the nine months ended September 30, 2016, we drew and subsequently repaid $110 million on our revolving credit facility.
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
During the nine months ended September 30, 2017, the Miraval Venture issued $9 million of redeemable noncontrolling interest in preferred shares of a subsidiary in connection with our acquisition of Miraval.
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

	September 30, 2017	December 31, 2016
Consolidated debt (1)	$1,796	$1,564
Stockholders’ equity	3,651	3,903
Total capital	5,447	5,467
Total debt to total capital	33.0%	28.6%
Consolidated debt (1)	1,796	1,564
Less: Cash and cash equivalents and short-term investments	439	538
Net consolidated debt	$1,357	$1,026
Net debt to total capital	24.9%	18.8%

(1)
Excludes approximately $571 million and $745 million of our share of unconsolidated hospitality venture indebtedness at September 30, 2017 and December 31, 2016, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements. The decrease from December 31, 2016 is primarily attributable to Playa, which is no longer an unconsolidated hospitality venture as discussed in Part I, Item 1 "Financial Statements—Note 4 to the Condensed Consolidated Financial Statements."

Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance, enhancements to existing properties, and investment in new properties under development or recently opened. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations.

	Nine Months Ended September 30,
	2017	2016
Maintenance and technology	$54	$42
Enhancements to existing properties	117	44
Investment in new properties under development or recently opened	41	54
Total capital expenditures	$212	$140

The increase in enhancements to existing properties is driven by increased renovation activity at two international owned full service properties and expenditures related to our new corporate office.
Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes at September 30, 2017. Interest on the Senior Notes is payable semi-annually.

Description	Principal Amount
2019 Notes	$196
2021 Notes	250
2023 Notes	350
2026 Notes	400
Total	$1,196
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at September 30, 2017.
Revolving Credit Facility
There was an outstanding balance on our revolving credit facility of $340 million and $100 million at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, we had available borrowing capacity of approximately $1.2 billion under our revolving credit facility, net of outstanding undrawn letters of credit.
We are in compliance with all applicable covenants under the revolving credit facility at September 30, 2017.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $267 million and $230 million in letters of credit issued directly with financial institutions outstanding at September 30, 2017 and December 31, 2016, respectively. These letters of credit had weighted-average fees of 97 basis points and a range of maturity of up to approximately three years at September 30, 2017.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At September 30, 2017, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
Interest Rate Risk
In the normal course of business, we are exposed to the impact of interest rate changes due to our borrowing activities. Our objective is to manage the risk of interest rate changes on the results of operations, cash flows, and the market value of our debt by creating an appropriate balance between our fixed and floating-rate debt. We enter into interest rate derivative transactions from time to time, including interest rate swaps, in order to maintain a level of exposure to interest rate variability that we deem acceptable. At September 30, 2017 and December 31, 2016, we did not hold any interest rate swap contracts.
The following table sets forth the contractual maturities and the total fair values at September 30, 2017 for our financial instruments materially affected by interest rate risk:

	Maturities by Period
	2017	2018	2019	2020	2021	Thereafter	Total Carrying Amount (1)	Total Fair Value
Fixed-rate debt	$1	$4	$200	$5	$255	$918	$1,383	$1,470
Average interest rate (2)							4.88%
Floating-rate debt (3)	$345	$5	$5	$5	$5	$49	$414	$434
Average interest rate (2)							3.34%
(1) Excludes capital lease obligations of $14 million and unamortized discounts and deferred financing fees of $15 million.
(2) Average interest rate at September 30, 2017.
(3) Includes Grand Hyatt Rio de Janeiro construction loan which had a 7.93% interest rate at September 30, 2017.
Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. The U.S. dollar equivalents of the notional amounts of the outstanding forward contracts, the majority of which relate to intercompany transactions, with terms of less than one year, were $163 million and $204 million at September 30, 2017 and December 31, 2016, respectively.
We intend to offset the gains and losses related to our third-party debt, debt repayment guarantees, and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income. Our exposure to market risk has not materially changed from what we previously disclosed in our 2016 Form 10-K.
For the three and nine months ended September 30, 2017, the effect of these derivative instruments within other income (loss), net on our condensed consolidated statements of income were losses of $5 million and $13 million, respectively. For the three and nine months ended September 30, 2016, the effect of these derivative instruments within other income (loss), net were gains of $3 million and $16 million, respectively.

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

Item 1A. Risk Factors.

At September 30, 2017, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A and Class B common stock during the quarter ended September 30, 2017:

	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program (1)
July 1 to July 31, 2017 (2)	500,000	$55.62	500,000	$509,119,281
August 1 to August 31, 2017	1,698,634	$56.82	1,698,634	$409,119,281
September 1 to September 30, 2017	1,813,459	$59.29	1,813,459	$301,603,830
Total	4,012,093	$57.78	4,012,093

(1)
On each of December 13, 2016 and May 4, 2017, we announced approvals of expansions of our share repurchase program pursuant to which we are authorized to purchase up to an additional $250 million and $500 million, respectively, of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. The repurchase program does not have an expiration date. At September 30, 2017, we had approximately $302 million remaining under our current share repurchase authorization. During the period, we settled our March 2017 ASR and entered into the August 2017 ASR to repurchase $100 million of our Class A common stock. At September 30, 2017, there were $20 million of shares that had not yet settled. See Part I, Item 1 "Financial Statements—Note 12 to the Condensed Consolidated Financial Statements" for further details regarding the 2017 share repurchase plan.

(2)
The repurchase of shares is in partial settlement of the March 2017 ASR. The initial delivery of shares occurred in March 2017, and the final tranche of shares was delivered in July and August in full settlement of the March 2017 ASR. Overall, we repurchased 5,393,669 shares at a weighted-average price per share of $55.62, representing our average share price over the duration of the March 2017 ASR contract less a discount. See Part I, Item 1 "Financial Statements—Note 12 to the Condensed Consolidated Financial Statements" for further details regarding the March 2017 ASR share repurchase plan.

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

Hyatt Hotels Corporation

Date:	November 2, 2017	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Hyatt Hotels Corporation

Date:	November 2, 2017	By:	/s/ Patrick J. Grismer
Patrick J. Grismer
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)