Form 10-K
period 2017-12-31
Hyatt Hotels Corp
filed 2018-02-15
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 001-34521

HYATT HOTELS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1480589
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
150 North Riverside Plaza 8th Floor, Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code: (312) 750-1234
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No   ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
At June 30, 2017, the aggregate market value of the registrant's Class A common stock, $0.01 par value, held by non-affiliates of the registrant was approximately $2,156.9 million (based upon the closing sale price of the Class A common stock on June 30, 2017 on The New York Stock Exchange). The market value of the registrant's Class B common stock is not included in the above value as there is no active market for such stock.
At January 31, 2018, there were 48,102,805 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 70,618,737 shares of the registrant's Class B common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Proxy Statement for its 2018 Annual Meeting of Stockholders to be held on May 16, 2018.

HYATT HOTELS CORPORATION

FISCAL YEAR ENDED DECEMBER 31, 2017

Disclosure Regarding Forward-Looking Statements
This annual report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, financial performance, the amount by which the Company intends to reduce its real estate asset base and the anticipated timeframe for such asset dispositions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would," and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

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

•
natural or man-made disasters such as earthquakes, tsunamis, tornadoes, hurricanes, floods, wildfires, oil spills, nuclear incidents, and global outbreaks of pandemics or contagious diseases or fear of such outbreaks;

•	our ability to successfully achieve certain levels of operating profits at hotels that have performance guarantees in favor of our third-party owners;

•	the impact of hotel renovations and redevelopments;

•
risks associated with our capital allocation plans and common stock repurchase program and other forms of shareholder capital return, including the risk that our common stock repurchase program could increase volatility and fail to enhance shareholder value;

•	our intention to pay a quarterly cash dividend and the amounts thereof, if any;

•	the seasonal and cyclical nature of the real estate and hospitality businesses;

•	changes in distribution arrangements, such as through internet travel intermediaries;

•	changes in the tastes and preferences of our customers;

•	relationships with colleagues and labor unions and changes in labor laws;

•	the financial condition of, and our relationships with, third-party property owners, franchisees, and hospitality venture partners;

•	the possible inability of third-party owners, franchisees, or development partners to access capital necessary to fund current operations or implement our plans for growth;

•	risks associated with potential acquisitions and dispositions and the introduction of new brand concepts;

•	the timing of acquisitions and dispositions;

•	failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals);

•	our ability to successfully execute on our strategy to reduce our real estate asset base within targeted timeframes and at expected values;

•	declines in the value of our real estate assets;

•	unforeseen terminations of our management or franchise agreements;

•	changes in federal, state, local, or foreign tax law;

•	the impact of changes in the tax code as a result of recent U.S. federal income tax reform and uncertainty as to how some of those changes may be applied;

•	increases in interest rates and operating costs;

•	foreign exchange rate fluctuations or currency restructurings;

•	lack of acceptance of new brands or innovation;

•	general volatility of the capital markets and our ability to access such markets;

•	changes in the competitive environment in our industry, including as a result of industry consolidation, and the markets where we operate;

•	our ability to successfully grow the World of Hyatt loyalty program and the level of acceptance of the program by our guests;

•	cyber incidents and information technology failures;

•	outcomes of legal or administrative proceedings; and

•	violations of regulations or laws related to our franchising business.
These factors are not necessarily all of the important factors that could cause our actual results, performance, or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our business, financial condition, results of operations, or cash flows. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions, or changes in other factors affecting forward-looking statements, except to the extent required by applicable law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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
As used in this annual report, the term "properties" refers to hotels and other properties, including branded spas and fitness studios, and residential and vacation ownership units that we develop, own, operate, manage, franchise, or to which we provide services or license our trademarks. "Hyatt portfolio of properties" or "portfolio of properties" refers to hotels and other properties that we develop, own, operate, manage, franchise, license, or provide services to, including under our Park Hyatt, Miraval, Grand Hyatt, Hyatt Regency, Hyatt, Andaz, Hyatt Centric, The Unbound Collection by Hyatt, Hyatt Place, Hyatt House, Hyatt Ziva, Hyatt Zilara, and exhale brands. "Residential ownership units" refers to residential units that we manage, own, or to which we provide services or license our trademarks (such as serviced apartments and Hyatt-branded residential units) that are typically part of a mixed-use project and located adjacent to a full service hotel that is a member of the Hyatt portfolio of properties. "Vacation ownership units" refer to the fractional and timeshare vacation ownership properties with respect to which we license our trademarks and that are part of the Hyatt Residence Club. "Hospitality ventures" refers to entities in which we own less than a 100% equity interest.
As used in this annual report, the term "colleagues" refers to the more than 115,000 individuals working at our corporate and regional offices and our managed, franchised, and owned properties in 58 countries around the world. We directly employ approximately 45,000 of these colleagues. The remaining colleagues are employed by third-party owners and franchisees of our properties.
Hyatt®, Park Hyatt®, Miraval®, Grand Hyatt®, Hyatt Regency®, Andaz®, Hyatt Centric®, The Unbound Collection by Hyatt®, Hyatt Place®, Hyatt House®, Hyatt Ziva™, Hyatt Zilara™, exhale®, Hyatt Residence Club®, Hyatt Residences®, World of Hyatt®, Hyatt Resorts™ and related trademarks, logos, trade names and service marks appearing in this annual report are the property of Hyatt Corporation or another wholly owned subsidiary of Hyatt Hotels Corporation. All other trademarks, trade names, or service marks appearing in this annual report are the property of their respective owners.

Part I

Item 1.    Business.
Our History
Hyatt was founded by Jay Pritzker in 1957 when he purchased the Hyatt House motel adjacent to the Los Angeles International Airport. In 2004, substantially all of the hospitality assets owned by Pritzker family business interests, including Hyatt Corporation and Hyatt International Corporation, were consolidated under a single entity whose name was subsequently changed to Global Hyatt Corporation. On June 30, 2009, Global Hyatt Corporation changed its name to Hyatt Hotels Corporation. We completed our initial public offering of our Class A common stock on November 10, 2009.
Overview
Hyatt Hotels Corporation is a global hospitality company with widely recognized, industry leading brands and a tradition of innovation developed over our sixty-year history. We develop, own, operate, manage, franchise, license, or provide services to a portfolio of properties, consisting of full service hotels, select service hotels, resorts, and other properties, including branded spas and fitness studios, timeshare, fractional, and other forms of residential and vacation properties. At December 31, 2017, our worldwide hotel portfolio consisted of 719 hotels (182,913 rooms). See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" for a categorized breakdown of our portfolio.
Our full service hotels and resorts operate under seven established brands: Park Hyatt, Grand Hyatt, Hyatt Regency, Hyatt, Andaz, Hyatt Centric, and The Unbound Collection by Hyatt. In 2017, we acquired Miraval Group ("Miraval") and Exhale Enterprises, Inc. ("exhale"), forming a distinct wellness category within our portfolio of brands. Our two select service brands are Hyatt Place and Hyatt House. Our all inclusive resort brands are Hyatt Ziva and Hyatt Zilara. We also manage, provide services to, or license our trademarks with respect to residential ownership units that are often adjacent to a Hyatt-branded full service hotel. We consult with third parties in the design and development of such mixed-use projects. We license to Interval Leisure Group ("ILG") our trademarks with respect to vacation ownership units, which are part of the Hyatt Residence Club.
Substantially all of our hotel general managers are trained professionals in the hospitality industry with extensive hospitality experience in their local markets and host countries. The general managers of our managed properties are empowered to operate their properties on an independent basis using their market knowledge, management experience, and understanding of our brands. Our colleagues and hotel general managers are supported by our regional management teams located in cities around the world and our executive management team, headquartered in Chicago.
We primarily derive our revenues from hotel operations, management and franchise fees, and other revenues from managed and franchised properties. For the years ended December 31, 2017 and December 31, 2016, revenues totaled $4.7 billion and $4.4 billion, respectively, net income attributable to Hyatt Hotels Corporation totaled $249 million and $204 million, respectively, and Adjusted EBITDA totaled $816 million and $785 million, respectively. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics Evaluated by Management—Adjusted Earnings Before Interest Expense, Taxes, Depreciation, and Amortization ("Adjusted EBITDA") and EBITDA" for our definition of Adjusted EBITDA, why we present it, and for a reconciliation of our net income attributable to Hyatt Hotels Corporation to consolidated Adjusted EBITDA for the periods presented.
Our Purpose, Vision, Mission, and Values
Our Purpose
To care for people so they can be their best.
Our Vision
A world of understanding and care.
Our Mission
To deliver distinctive experiences for our guests.

Our Values
Respect, integrity, humility, empathy, creativity, and fun are our shared core values.
Our purpose, vision, mission, and values are brought to life by our colleagues, whom we refer to as the Hyatt family. We believe our colleagues embody our purpose of caring for people, including each other, our guests, and ultimately our owners. This commitment to genuine service and care is what differentiates us and drives guest preference. The management teams at each of our managed properties lead by example, and we provide them with the appropriate autonomy to make operational decisions in the best interest of the hotel and brand. We believe the managers of our franchised properties are experienced operators with high standards who have demonstrated commitment to our values and our approach to caring for guests to enhance guest satisfaction. High levels of guest satisfaction lead to increased guest preference for our brands, which we believe results in a strengthened revenue base over the long term. We also believe engaged colleagues will enhance efficient operation of our properties, resulting in improved financial results for our owners. Sustained adherence to these principles is a basis for our brand reputation and is one of the principal factors behind the decisions of our diverse group of owners and developers to invest in the Hyatt portfolio of properties around the world. We work with existing and prospective owners and developers to increase our presence around the world, which we expect will lead to guest satisfaction, brand preference, and new channels for professional growth for our colleagues.
Our Competitive Strengths
We have significant competitive strengths that support our mission to deliver distinctive experiences for our guests and our goal of being the most preferred brand for our colleagues, guests, owners, operators, community members, and shareholders.
World Class Brands.    We believe our widely recognized, industry-leading brands provide us with a competitive advantage in attracting and driving preference. We have consistently received top rankings, awards, and accolades for service and guest experience from independent publications and surveys, including Condé Nast Traveler, Travel and Leisure, Forbes, AAA, and J.D. Power. Our brand recognition and strength are key to our ability to drive preference.
Global Platform with Compelling Growth Potential.    Our existing global presence is widely distributed, and our hotels operate in some of the most populous urban centers around the globe. We believe our existing hotels provide us with a strong platform from which to selectively pursue new growth opportunities in markets where our brands are under-represented. Our dedicated global development executives in offices around the world apply their experience, judgment, and knowledge to ensure the Hyatt portfolio of properties enhances preference for our brands. An important aspect of our compelling growth potential is our strong brand presence in higher growth markets such as Greater China, India, and the Middle East. The combination of our existing locations and brands, experienced development team, established third-party relationships, and significant access to capital provides us with a strong foundation for future growth and long-term value creation.
Deep Culture and Experienced Management Teams.    Hyatt has a strong culture rooted in values that have supported our past success and form the foundation for our future. The members of the Hyatt family are united by shared values, a single purpose, and a common goal. Our colleagues at Hyatt properties are led by an experienced group of general managers. For example, the general managers at our full service managed hotels have an average tenure of more than 20 years. Regional management teams located around the world support our hotel general managers by providing resources, mentorship and coaching, owner support, and other assistance. Senior operating management has an average of approximately 30 years of experience in the industry. Our seasoned executive management team sets overall policies for our Company, supports our regional teams and our colleagues around the world, provides strategic direction, and leads our global growth initiatives.
Strong Capital Base and Disciplined Financial Approach.    Our approach is to maintain appropriate levels of financial leverage through industry cycles and economic downturns. At December 31, 2017, we had cash and cash equivalents and short-term investments of $552 million and available borrowing capacity of $1.5 billion. We believe that as a result of our balance sheet strength, we are uniquely positioned to take advantage of strategic opportunities to develop or acquire properties and brands or invest in new lines of business. We adhere to a formal investment process in evaluating such opportunities with input from various groups within our global organization.
Diverse Exposure to Hotel Management, Franchising, Ownership, and Development.    We believe our experience as a multi-brand manager, franchisor, owner, and developer of hotels makes us one of the best positioned hospitality companies in the world. Our mix of managed, franchised, and owned properties provides a broad and diverse base of revenues, profits, and cash flows and gives us flexibility to evaluate growth opportunities across our lines of business.
High-Quality Owned Hotels that are Located in Desirable Markets and are a Source of Capital for New Growth Investments.    At December 31, 2017, our portfolio of properties consisted of luxury and upper-upscale full service hotels and resorts, upscale select service hotels, all inclusive and wellness resorts, and other properties including branded spas and fitness studios, residential properties, and vacation ownership properties in key markets around the world. The portfolio totaled 34 owned properties and 27 managed or franchised properties that are owned or leased by unconsolidated hospitality ventures. Our owned full service hotels are located primarily in key markets, including major business centers and leisure destinations with strong growth potential, such as Chicago, London, Mexico City, New York, Paris, San Francisco, Miami, Seoul, and Zurich. Our unconsolidated hospitality ventures include 50% ownership interests in properties in Mumbai and São Paulo. A number of our owned hotels and unconsolidated hospitality venture properties are unique assets with high brand recognition and a strong position in their local markets. We believe our owned assets provide us the opportunity to support growth through the disposition of selected assets to fund expansions of our core business as well as the opportunity to unlock additional shareholder value through targeted dispositions that allow for incremental return of capital to shareholders or additional strategic investments that provide new avenues for growth.
Our Business Strategy
Our strategy to drive long-term sustainable growth and create value for customers, colleagues, and shareholders is focused on the following three areas:

•	Maximize Our Core Business: We will continue to grow and run our core business to the best of our ability in order to be best-in-class while generating profits to fuel our growth.

•
Integrate New Growth Platforms: We are identifying new opportunities and areas to invest in that our guests care about and that provide additional paths for growth (including wellness and alternative accommodations).

•
Optimize Capital Deployment: We are taking a comprehensive and disciplined approach to our deployment of capital, including selling a portion of our owned properties, which we believe will allow us to fuel the growth of our core business, invest in new platforms, and return capital to our shareholders.

We implement our strategy through a focus on four strategic priorities:
Cultivate the Best People and Evolve the Culture
Cultivating the best people and evolving the culture focuses on attracting, developing, rewarding, and retaining individuals who distinguish Hyatt from our competitors and provide a unique experience to our guests. We recognize our people and our culture are our greatest assets and the core of our strategy. Our goal is to develop a strong pipeline of diverse and talented colleagues and to provide them with opportunities to fulfill their personal potential and development while helping to make Hyatt successful.
Our brands are defined, in large part, by the commitment to genuine service and care that our colleagues deliver to our guests. We believe that while a great product is necessary for success, a service model that promotes genuine care for our guests and focuses on their particular needs is the key to a sustainable long-term advantage. Therefore, we strive to involve our colleagues in deciding how we care for our guests and identifying what we can do to improve guest satisfaction. We rely on our hotel general managers to lead by example and foster colleague engagement. In addition, we are focused on providing colleagues with the tools and technology needed to perform their jobs more effectively and efficiently to allow for further engagement with guests. We believe colleague engagement results in higher levels of customer satisfaction and improves the performance of our properties. To assist in this process, we aim to ensure talented management teams are in place worldwide and to reward those teams that achieve higher levels of colleague engagement, guest satisfaction, and hotel financial performance.
Our reputation is a reflection of how we conduct ourselves and our business in the communities in which we live and work. One of our principal tools to enhance Hyatt's reputation is Hyatt Thrive, our global corporate responsibility program. Through Hyatt Thrive initiatives, we volunteer in our communities, support organizations that work in our communities, and work to reduce our waste and carbon footprint to make the communities in which we operate places where we want to live, where guests want to visit, and where our owners want to invest.

Build and Deliver Brand-Led Experiences
In support of our goal to become the most preferred hospitality brand and to foster quality growth, we have focused on creating a meaningful portfolio of brands that deliver unique experiences for the high-end traveler. Our objective is to differentiate our brands both from one another and from our competitors. Each of our brands provides a distinct experience for different traveler mindsets, while all of our hotels strive to deliver genuine care. We have developed a personality and identity for each brand that results in a distinct look and reflects experiences and attributes unique to that particular brand.
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
We develop loyalty by fostering personal relationships and creating emotional connections that inspire brand preference. We believe true loyalty is built by deep interpersonal connections, authenticity, care, and trust. In 2017, we launched World of Hyatt to continue celebrating members, build community, and engage with high-end travelers. The World of Hyatt loyalty program is designed to attract new guests and to demonstrate loyalty to our existing guests. In addition, the Hyatt Credit Card, a co-branded Visa credit card between Hyatt and Chase Bank USA, N.A., continues to show strong growth in card member acquisitions and member engagement.
Operate with Excellence
A key component of our strategy is to maximize revenues and manage costs at our managed hotel properties. We strive to optimize revenues by focusing on revenue management and establishing and increasing guest loyalty to our brands. We work to expand Hyatt's share of room revenue by continuously striving to provide genuine guest service and delivering value to our guests. Our existing customer base is diverse with different needs and preferences. We aim to provide differentiated service and product offerings targeted at each customer segment within each of our brands, including meeting planners and convention guests, leisure guests, and business travelers, in order to satisfy our customers' specific needs.
We manage costs by setting performance goals for our hotel management teams, optimizing distribution channels, and granting our general managers operational autonomy. We support these cost management efforts by providing our general managers with tools and analytics from our regional and corporate offices and by compensating our hotel management teams based on property performance. In addition to managing hotel level costs, we strive to keep corporate costs aligned with growth through efficient resource allocation, which we expect will generate savings supporting our ability to fund additional growth and further invest in our brands.
Grow With Intent
We are focused on creating long-term shareholder value, and on where and how we invest to expand our presence in key locations. We believe the scale of our presence around the world is small relative to the recognition of our brands and our excellent reputation for service and, therefore, we have a unique opportunity to grow.

o
Increase Market Presence.    We focus our expansion efforts on under-penetrated markets where we already have an established presence and on locations where our guests are traveling but where we do not have a presence. We intend to expand our presence by increasing the number of hotels in the Hyatt portfolio, primarily by entering into new management and franchise agreements. We believe our intense focus on each customer group that we serve and our understanding of how we can serve them in new locations will result in quality growth. Over the past few years, we have made significant progress in expanding our presence through development of new hotels and conversion of existing hotels. Additionally, we are focused on continued growth of our development pipeline. We have expanded our pipeline by an average of 12% per year since the time of our IPO in 2009. Since 2009, we have also entered 188 new markets and 17 new countries. Expansion in dynamic markets like Greater China and India is central to our growth strategy as representation in key cities and resort destinations provides us with the opportunity to drive preference for our brands as we serve a broader base of guests in these high growth and under-penetrated markets. At December 31, 2017, there were over 140 hotels open or under development in Greater China in markets such as Beijing, Hong Kong, Shanghai, and Shenzhen. In India, there were over 50 hotels open or under development at December 31, 2017. In addition to Greater China and India, we have also announced further expansion plans into diverse international markets including Canada, Germany, Indonesia, Japan, Pakistan, Saudi Arabia, and Thailand.

o
Expand Select Service Presence.    We continue to expand the Hyatt Place and Hyatt House brands, which we believe will support our overall growth and enhance the performance of all of our brands. We intend to grow our select service presence through third-party construction of new franchised properties, conversion and renovation of existing non-Hyatt properties, and in limited cases, participation in the development of new managed properties. We believe that the opportunity for properties that provide a select offering of services at a lower price point than full service hotels is particularly compelling in certain markets, including Greater China, India, and the Middle East, where there is a large and growing middle class along with a meaningful number of local business travelers. At December 31, 2017, we had 38 Hyatt Place hotels operating outside of the United States in 17 countries, throughout Asia, Europe, Africa, and Latin America. In addition to these hotels, we have announced new management agreements for select service properties currently under development in Canada, Greater China, India, Saudi Arabia, and Thailand.

o
Increase Focus on Franchising.    We continue to increase our franchised hotel presence, primarily in the United States. By increasing our focus on franchising, we believe that we will gain access to capital from developers and property owners that specifically target franchise business opportunities. We have an internal team dedicated to supporting our franchise owners and to driving the expansion of our franchised hotel presence. We plan to expand existing relationships and develop new relationships with franchisees who demonstrate an ability to provide excellent customer service and maintain our brand standards. In support of our strategy, over the past several years, we sold a number of individual full service hotels and portfolios of select service hotels subject to long-term franchise agreements with the purchasers.

o
Utilize our Capital and Asset Base for Targeted Growth.    The combination of our significant liquidity and strong capital position coupled with our high quality asset base provides a unique platform to support our growth strategy. We take a comprehensive approach to our efforts to dispose of or recycle certain hotel real estate assets and to manage capital deployment in furtherance of our expansion plans. Capital deployment will continue with an objective to maximize long-term shareholder value and we will assess and balance liquidity, value, and strategic importance in each instance. We will continue to commit capital to fund the renovation of certain assets and to maintain some level of hotel ownership over time in our owned portfolio. We recently committed to supplement our asset recycling strategy with a targeted reduction in our owned real estate portfolio that is expected to generate approximately $1.5 billion in gross cash proceeds by the end of 2020. The proceeds will be used to unlock shareholder value, provide funds for future growth investments, return capital to shareholders, and accelerate the evolution of our earnings profile to be less capital intensive. These anticipated dispositions will be in addition to the execution of our asset recycling strategy—selling certain hotels, maintaining presence in markets by entering into new management or franchise agreements, and re-investing sale proceeds into new hotels and other growth opportunities, including investments in hospitality ventures. During the fourth quarter of 2017, we realized gross proceeds of approximately $305 million on the sale of two hotel properties that are part of this announced $1.5 billion sell-down. This asset recycling strategy has allowed us to grow and build our brands while improving the quality of our owned portfolio over time.

o
Pursue Strategic Acquisitions and Alliances.    We expect to continue to evaluate potential acquisitions of other brands or hospitality management or franchising companies as a part of our efforts to expand our presence. These acquisitions may include hotel real estate. We expect to focus on acquisitions that complement our ability to serve our existing customer base and enhance customer preference by providing a greater selection of locations, properties, and services. Furthermore, we may pursue these opportunities in alliance with existing or prospective owners of managed or franchised properties to strengthen our brand presence.

o
Extend the Hyatt Brand Beyond Traditional Hotel Stays.    By integrating Miraval and exhale into the Hyatt portfolio, we continue our commitment to a holistic health and wellness strategy as an extension of our purpose. Miraval and exhale provide an opportunity to build a greater depth of expertise in wellness and mindfulness that can be extended to our hotel business. In 2017, we also made a strategic minority investment in Oasis Luxury Rentals, Inc., a private accommodations company that offers high-end short-term rentals. Extending the Hyatt brand beyond traditional hotel stays is an important part of our growth strategy and reflects our commitment to finding new ways to understand and care for our guests, particularly the high-end traveler.

Description of Our Brands

Brand	Segment	Customer Base	December 31, 2017 Rooms (1)				Primary Selected Competitors	Key Locations
			% of Our Managed and Franchised Properties (1)	Americas Region	ASPAC Region	EAME/SW Asia Region
	Full Service/ Luxury	Individual business and leisure travelers; small meetings	4%	1,622	3,342	2,630	Four Seasons, Ritz-Carlton, Peninsula, St. Regis, Mandarin Oriental	Bangkok, Buenos Aires, Chicago, Dubai, New York, Paris, Shanghai, Sydney, Washington D.C.
	Wellness	Individual leisure travelers	<1%	399	—	—	Cal-a-vie, Canyon Ranch, Golden Door	Tucson
	Full Service/ Luxury	Individual business and leisure travelers; large and small meetings, social events	14%	11,259	12,585	3,493	Mandarin Oriental, Shangri-La, InterContinental, Fairmont	Beijing, Berlin, Dubai, Hong Kong, Nassau, New York, Rio de Janeiro, Tokyo
	Full Service/ Upper-Upscale	Conventions, business and leisure travelers; large and small meetings, social events; associations	43%	55,554	13,357	12,084	Marriott, Sheraton, Hilton, Renaissance, Westin	Boston, Delhi, London, Los Angeles, Mexico City, Orlando, San Francisco
	Full Service/ Upper-Upscale	Business and leisure travelers; small meetings	2%	1,681	363	1,321	Marriott, Hilton, InterContinental, Westin, independent and boutique hotels	Abu Dhabi, New York, Seattle
	Full Service/ Luxury	Individual business and leisure travelers; small meetings	2%	2,196	812	790	W, Mondrian, The Standard	Amsterdam, London, Los Angeles, Maui, New York, Shanghai, Singapore, Tokyo
	Full Service/ Upper-Upscale	Business and leisure travelers; small meetings	2%	3,346	—	307	Canopy, Kimpton, Renaissance, Joie de Vivre, independent and boutique hotels	Chicago, Long Beach, Madrid, Miami, Montevideo, New York, Park City
	Full Service/ Upper-Upscale	Individual business and leisure travelers; small meetings	1%	1,132	—	177	Autograph Collection, Luxury Collection, Curio, Tribute Portfolio	Austin, Carmelo, Miami Beach, Paris, Phoenix
	Select Service/ Upscale	Individual business and leisure travelers; small meetings	22%	38,014	2,091	2,325	Courtyard by Marriott, Hilton Garden Inn	Atlanta, Chicago, Dallas, Dubai, Houston, London, Miami, Phoenix, Santiago

Brand	Segment	Customer Base	December 31, 2017 Rooms (1)				Primary Selected Competitors	Key Locations
			% of Our Managed and Franchised Properties (1)	Americas Region	ASPAC Region	EAME/SW Asia Region
	Select Service/ Upscale	Extended stay guests; individual business and leisure travelers; families; small meetings/trainings	7%	11,730	442	260	Residence Inn by Marriott, Homewood Suites	Austin, Boston, Dallas, Mexico City, Miami, San Francisco
	All Inclusive	Leisure travelers; families; small meetings	1%	1,860	—	—	Beaches, Club Med, Sandals	Cancun, Puerto Vallarta, Rose Hall, San Jose del Cabo
	All Inclusive	Leisure travelers; adult-only; small meetings	<1%	541	—	—	Beaches, Club Med, Sandals	Cancun, Rose Hall
	Vacation Ownership/ Branded Residential	Owners of vacation units, repeat Hyatt business and leisure guests	—	—	—	—	Hilton Vacation Club, Marriott Vacation Club, Starwood Vacation Ownership	Aspen, Beaver Creek, Beijing, Carmel, Danang, Dubai, Key West, Maui, Park City
	Wellness	Wellness-minded individuals	—	—	—	—	Bliss, Pure Barre, Soul Cycle, Yoga Works	Atlanta, Boston, Chicago, Dallas, Los Angeles, Miami, New York
(1) Figures do not include vacation ownership, residential, or branded spas and fitness studios.
Park Hyatt
Park Hyatt hotels provide discerning, affluent business and leisure guests with elegant and luxurious accommodations. Guests of Park Hyatt hotels receive gracious service and enjoy rare and intimate experiences in a thoughtfully designed contemporary environment. Located in many of the world’s premier destinations, each Park Hyatt hotel is custom designed to combine sophistication with distinctive regional character. Park Hyatt hotels feature well-appointed guestrooms, meeting and special event spaces for smaller groups, critically acclaimed food, wine and art programs, and signature restaurants featuring award-winning chefs.
Miraval
Miraval is a global leader in wellness resorts and spas. Miraval Arizona Resort & Spa in Tucson pioneered the destination wellness spa resort category with its comprehensive program of activities, experiences, and personal treatments. Miraval and its commitment to helping guests live life in balance joins exhale as the cornerstone of a distinct new wellness category within our portfolio of brands. This reflects our focus on serving the high-end traveler by finding new ways to understand and care for them beyond the traditional hotel stay.
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

Hyatt Regency
Hyatt Regency hotels offer a full range of services, amenities, and facilities tailored to serve the needs of meeting planners, business travelers, and leisure guests. Hyatt Regency convention hotels feature meeting and conference facilities of all sizes designed to provide a productive, connected environment. Hyatt Regency hotels in resort locations cater to couples seeking a getaway, families enjoying a vacation together, and corporate groups seeking an atmosphere in which to conduct business and meetings.
Hyatt
Hyatt hotels are smaller-sized properties conveniently located in diverse business and leisure areas. Regardless of the reason for a guest's stay, our Hyatt hotels provide guests with a home base as they discover and explore our neighborhoods. Hyatt hotels accommodate business and leisure travelers, as well as smaller scale business meetings and social gatherings.
Andaz
Each Andaz hotel brings the local destination to life for its guests. Andaz hotels are designed to reflect their surroundings and feature a unique and innovative service model that creates a barrier-free and non-traditional environment. Guests will experience personalized and unscripted service where they can become inspired by the spirit of the local community. Signature elements include Andaz Lounges, which are open, communal settings replacing the traditional lobby, Andaz Studios, which are creative and inspiring spaces for small meetings and gatherings, and Andaz Hosts, who are local experts that can assist guests with everything from check-in to recommending the best and most authentic spot in town for dinner.
Hyatt Centric
Hyatt Centric hotels are full service lifestyle hotels located in prime destinations that are created for millennial-minded guests who view their hotel as more than a place to stay. Hyatt Centric hotels are centrally located. This means guests can be "in the middle of the action" and "in the know" so both leisure and business travelers can easily explore the destination and get a feel for the local flavor. A staff of knowledgeable colleagues is on hand to aid guests in their discovery of their surroundings.
The Unbound Collection by Hyatt
The Unbound Collection by Hyatt brand is designed to provide a portfolio of new and existing upper-upscale and luxury properties ranging from historic urban gems to contemporary new build hotels, boutique properties, and resorts. Each hotel operates under a unique trade name and offers story-worthy and authentic experiences for our guests. The philosophy behind The Unbound Collection by Hyatt is to attract owners and developers who want their properties to maintain a distinct character and brand name, but gain the power of Hyatt’s robust operational and marketing resources, award winning customer loyalty program, and trusted brand name and reputation.
Hyatt Place
Hyatt Place hotels offer a modern, comfortable and seamless experience, combining style and innovation to create a casual simple hotel environment for today's multi-tasking traveler. Modern spacious guestrooms feature a Cozy Corner sofa sleeper, the Hyatt Grand BedTM, and 42" HDTV. Hyatt Place hotels also offer the 24/7 Gallery Menu and the Coffee to Cocktails Bar, which features specialty coffees, premium beer, wine, and spirits. Typically located in urban, airport, and suburban areas, Hyatt Place hotels cater to business travelers, as well as leisure guests and families. Hyatt Place hotels are also well suited to serve small meetings and events.
Hyatt House
Hyatt House hotels are designed to welcome guests as extended stay residents and offer services, amenities, communal spaces, and a casual, comfortable environment that reminds guests of home. Apartment-style Kitchen Suites with fully equipped kitchens, comfortable living rooms and spacious bedrooms provide guests with the spaces that fit their needs. Guests can enjoy the complimentary hot breakfast, the Morning Spread, and the H BAR with a Sip+Savor Menu and full bar. Typically located in urban, airport, and suburban areas, Hyatt House hotels cater to extended stay business travelers, as well as leisure travelers and families. Hyatt House hotels are also well suited to serve small meetings and events.
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
exhale
Exhale, a leading wellness brand, offers a unique business model that addresses both mind and body through spa+fitness. Dedicated to transformation, mindfulness and healing, exhale locations in the United States and the Caribbean offer dozens of proprietary boutique fitness class programs and award-winning healing and spa therapies.
Hyatt Residence Club
Hyatt Residence Club provides members with vacation ownership opportunities in regionally inspired and designed residential-style properties with the quality of the Hyatt brand. Members pre-purchase time at a Hyatt Residence Club property and have the flexibility of usage, exchange, and rental. Hyatt Residence Club members can choose to occupy their vacation home, exchange time among 16 Hyatt Residence Club locations, trade their time for World of Hyatt bonus points, or travel within the Hyatt system. Alternatively, members can exchange their intervals for stays at other properties participating within Interval International’s program, which has over 3,000 resorts in its exchange network worldwide.
Residential Ownership Units
Residential ownership units refer to residential units that we manage, or to which we provide services or license our trademarks, such as serviced apartments and Hyatt-branded residential units. Many locations are near or adjacent to full service hotels that are members of the Hyatt portfolio of properties, while others are in unique leisure locations. Studio units feature kitchenettes, while one, two and three bedroom units contain fully equipped kitchens, dining areas, and living rooms. Residents in some locations are able to utilize various nearby Hyatt hotel services.
Our Commitment to Corporate Responsibility
Hyatt Thrive is an integral part of our business and we recognize that when our people, communities, and planet thrive, so does our business. Hyatt Thrive is focused on environmental stewardship, strengthening our community impact through volunteerism, philanthropy, and disaster relief, and ensuring responsible business practices govern our operations. By setting goals, measuring progress, and harnessing the power of our colleagues around the world, we strive to make a tangible impact within and beyond the walls of our hotels.
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

•	Americas management and franchising ("Americas"), which consists of our management and franchising of properties located in the United States, Latin America, Canada, and the Caribbean;

•
ASPAC management and franchising ("ASPAC"), which consists of our management and franchising of properties located in Southeast Asia, as well as Greater China, Australia, South Korea, Japan, and Micronesia; and

•	EAME/SW Asia management and franchising ("EAME/SW Asia"), which consists of our management and franchising of properties located in Europe, Africa, the Middle East, India, Central Asia, and Nepal.
Within corporate and other, we include the results of Miraval and exhale, Hyatt Residence Club license fees, results from our co-branded credit card, and unallocated corporate expenses. The results of our owned Miraval resorts are reported in owned and leased hotels revenues and owned and leased hotels expenses on our consolidated statements of income. For information regarding our four reportable business segments, revenues, and geographical information, see Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 18 to our Consolidated Financial Statements."

Management Agreements
We manage hotels, branded spas, fitness studios, and residential properties worldwide pursuant to management agreements.
Fees
Our management agreements typically provide for a two-tiered fee structure that compensates us both for the volume of business we generate for the property as well as for the profitability of hotel operations. In these two-tier fee structures, our base compensation is a base fee that is usually an agreed upon percentage of gross revenues from hotel operations. In addition, we are incentivized to improve hotel profitability through an incentive fee that is typically calculated as a percentage of a hotel profitability measure, such as gross operating profit, adjusted profit, or the amount by which gross operating profit or adjusted profit exceeds a specified threshold. Outside of the United States, our fees are often more dependent on hotel profitability measures either through a single management fee structure where the entire fee is based on a profitability measure, or because our two-tier fee structure is more heavily weighted toward the incentive fee than the base fee.
Terms and Renewals
The approximate average remaining term of our management agreements with third-party owners and unconsolidated hospitality ventures for full service hotels and select service hotels (other than those currently under development) is as follows:

	Assuming no renewal options are exercised by either party:	Including exercise of extension options that are in Hyatt's sole discretion:
Full service management agreements:
Americas	13 years	21 years
EAME/SW Asia	16 years	20 years
ASPAC	13 years	14 years

Select service management agreements:
Americas	13 years	29 years
EAME/SW Asia	21 years	34 years
ASPAC	18 years	26 years
Some of our management agreements grant early termination rights to hotel owners upon the occurrence of a stated event, such as the sale of the hotel or our failure to meet a specified performance test (any such event a "termination event"). In the case of a termination event, some of our management agreements grant hotel owners the right to terminate the management agreement and convert the hotel to a Hyatt franchise. Generally, termination rights under performance tests are based upon the property's individual performance or its performance when compared to a specified set of competitive hotels branded by other hotel operators or both. These termination rights are usually triggered if we do not meet the performance tests over multiple years. We generally have the option to cure performance failures by paying an amount equal to the shortfall, but in some cases our cure rights may be limited, and the result of our failure to meet a performance test may be the termination of our management agreement.
Many of our management agreements are subordinated to mortgages or other secured indebtedness of the owners. In the United States, most lenders have agreed to recognize our right to continue to manage the hotels under the terms set forth in the management agreements if the lenders take possession of the hotel property through foreclosure or similar means.
Franchise Agreements
Our franchise agreements grant our franchisees the limited right to use our name, marks and system in the operation of franchised Hyatt Regency, Hyatt, Hyatt Centric, Hyatt Place, Hyatt House, Hyatt Ziva and Hyatt Zilara properties, and franchised properties operated under distinct tradenames and affiliated with "The Unbound Collection by Hyatt". We do not participate in the management of our franchised hotels; however, franchisees are required to operate franchised hotels consistent with our brand standards. We approve the plans for, and the location of, franchised hotels and review the operation of these hotels to ensure our standards are maintained.

Fees
In general, our franchisees pay us an initial application fee and ongoing royalty fees, the amount of which depends on whether the franchised property is a select service hotel or full service hotel. We franchise full service hotels under the Hyatt Regency, Hyatt Centric and Hyatt brands, all inclusive resorts under the Hyatt Ziva and Hyatt Zilara brands, and full service hotels under distinct tradenames and affiliated with "The Unbound Collection by Hyatt". We franchise select service hotels under the Hyatt Place and Hyatt House brands. Application fees are typically $75,000 for our Hyatt Place and our Hyatt House hotels and the greater of $100,000 or $300 per guest room for our full service hotels and all inclusive resorts. Select service franchisees pay continuing franchise fees calculated as a percentage of gross room revenues, which typically are 3% in the first year of operations, 4% in the second year, and 5% through the remainder of the term. Our Hyatt Regency and Hyatt franchisees typically pay us franchise fees calculated as 6% of gross room revenues and 3% of gross food and beverage revenues. Our Hyatt Centric and The Unbound Collection by Hyatt franchisees typically pay us franchise fees calculated as 5% of gross room revenues. In some circumstances, we have negotiated other fee arrangements. Our all inclusive franchisees typically pay us franchise fees calculated as either 2.75% or 3.25% of gross revenues.
In addition to our franchise fees, we charge full service hotel and all inclusive resort franchisees for certain services arranged and provided by us. These activities include centralized reservation functions, certain sales functions, technology, national advertising, marketing and promotional services, as well as various revenue management services. We charge select service franchisees for marketing, central reservations, and technology services.
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
Sales, Marketing and Reservations
Sales
We deploy a global sales team as well as regional sales teams in our Americas, ASPAC, and EAME/SW Asia regions. The global team is responsible for our largest and most significant accounts doing business in all three regions. The regional teams are responsible for large accounts that typically do business within one region but at multiple hotels within the region. The global and regional sales teams coordinate efforts with the hotel sales teams. The in-house sales colleagues are focused on local and regional business opportunities, as well as securing the business generated from our key global and regional accounts.
Our corporate sales organizations are focused on growing market share with key accounts, identifying new business opportunities, and maximizing our local customer base. Our key accounts consist of: major corporations; national, state, and regional associations; specialty market accounts (social, government, military, educational, religious, and fraternal); travel agency and luxury organizations; and a broad and diverse group of individual consumers. Our global and regional sales teams target multiple brands to key customer accounts within these groups. No one customer is material to our business. Our global and regional teams consist of over 200 colleagues at global and regional sales offices around the world, who are focused on group business, business and leisure traveler accounts, and travel agencies.
Sales colleagues at our regional offices and at many of our full service hotels use our proprietary sales tool to manage the group rooms forecast, maintain an inventory of definite and tentative group rooms booked each day, streamline the process of checking guest room availability and rate quotes, and determine meeting room availability.
We seek to maximize revenues in each hotel we operate through a team of revenue management professionals and also provide revenue management services to franchisees upon request. Our revenue management leaders use a proprietary technology tool to help set appropriate pricing in each hotel. The goal of revenue management is to secure the right customers, on the right date, at the right price. Business opportunities are reviewed and agreed upon by the hotel's management team.

Marketing
We are focused on the high-end traveler, positioning our brands at the top of each segment in which we operate. Our marketing strategy is designed to drive loyalty and community, while meeting the specific business needs of hotel operations. Building and differentiating each of our brands is critical to increasing Hyatt's brand preference. We are focused on targeting the distinct guest segments that each of our brands serves and supporting the needs of the hotels by thorough analysis and application of data and analytics. The World of Hyatt loyalty program and Hyatt.com are also key components of building loyalty and driving revenue. The loyalty program focuses on driving guest satisfaction, recognition, and differential services for our most loyal guests. Hyatt.com is our primary online distribution channel providing customers with an efficient source of information about our hotels and an effective booking experience. With a combined focus on increasing brand awareness, building a community of loyalists and enhancing digital engagement, our marketing is aimed at Hyatt becoming the most preferred hospitality brand.
Reservations
We have a central reservation system that provides a comprehensive view of inventory, while allowing for local management of rates based on demand. Through this system, we are able to allow bookings by hotels directly, via telephone and correspondence through our contact centers, by travel agents, by corporate clients, and online through Hyatt.com.
We have nine global contact centers that service our global guest base 24 hours per day, seven days per week and provide reservation services in over 18 languages. While we continue to provide full reservation services via telephone through our global contact centers, we have made significant investments in internet booking capabilities on Hyatt.com web and mobile platforms.
In addition, some of the rooms at hotels and resorts we manage or franchise are booked through internet travel intermediaries, partners, or online travel service providers. We also engage third-party intermediaries who collect fees by charging our hotels and resorts a commission on room revenues, including travel agencies and meeting and event management companies.
World of Hyatt Loyalty Program
We operate the World of Hyatt loyalty program that generates substantial repeat guest business by rewarding frequent stays with points toward free hotel nights and other rewards. Inspired by our purpose, World of Hyatt is also about building community and engagement with high-end travelers. Loyalty program members enjoy additional rewards as they advance through the three elite tiers based on qualifying nights or base points in a calendar year.
World of Hyatt members earn points based on their spend at our properties or in connection with spend on the Hyatt co-branded credit card. Loyalty program points can be redeemed at properties across the majority of our brands and can also be converted into airline miles with numerous participating airlines and redeemed with other third parties.
The loyalty program is primarily funded through contributions from eligible revenues generated from loyalty program members. These funds are applied to reimburse hotels for room nights when members redeem loyalty program points and pay for administrative expenses and marketing initiatives to support the loyalty program.
At December 31, 2017, the loyalty program had over 10 million active members, and during 2017, represented approximately 30% of total room nights systemwide.
Competition
There is intense competition in all areas of the hospitality industry. Competition exists for hotel guests, management and franchise agreements, and sales of vacation ownership properties and branded residential properties. Our principal competitors are other operators of full service, select service, all inclusive, wellness, and extended stay properties, including other major hospitality chains with well-established and recognized brands. We also compete against small chains and independent and local owners and operators. Increasingly, we also face competition from new channels of distribution in the travel industry. Additional sources of competition include large companies that offer online travel services as part of their business model, such as Alibaba, search engines such as Google, and peer-to-peer inventory sources that allow travelers to book stays on websites that facilitate the short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms, such as Airbnb and HomeAway.
We compete for guests based primarily on brand name recognition and reputation, location, customer satisfaction, room rates, quality of service, amenities, quality of accommodations, security, and the ability to earn and redeem loyalty program points.

We compete for management agreements based primarily on the value and quality of our management services, our brand name recognition and reputation, our ability and willingness to invest our capital in third-party owned or hospitality venture projects, the level of our management fees, and the economic advantages to the property owner of retaining our management services and using our brand name. We compete for franchise agreements based primarily on brand name recognition and reputation, the room rate that can be realized, and total revenues we can deliver to the properties. Other competitive factors for management and franchise agreements include relationships with property owners and investors, including institutional owners of multiple properties, marketing support, reservation and e-commerce system capacity and efficiency, and the ability to make investments that may be necessary to obtain management and franchise agreements.
The number of branded lodging operators with a global reach and depth of product and offerings similar to us is limited. We believe our strong customer base, prominent brand recognition, strategic property locations, and global development team enable us to compete effectively. For additional information, see Part I, Item 1A, "Risk Factors—Risks Related to Our Business—Because we operate in a highly competitive industry, our revenues, profits, or market share could be harmed if we are unable to compete effectively, and new distribution channels, alternatives to traditional hotels, and industry consolidation among our competitors may negatively impact our business."
Seasonality
The hospitality industry is seasonal in nature. The periods during which our lodging properties experience higher revenues vary from property to property, depending principally upon location, the customer base served, and potential impacts due to the timing of certain holidays.
Cyclicality
The hospitality industry is cyclical and generally follows, on a lagged basis, the overall economy. There is a history of increases and decreases in demand for hotel rooms, in occupancy levels, and in rates realized by owners of hotels through economic cycles. Variability of results through some of the cycles in the past has been more severe due to changes in the supply of hotel rooms in given markets or in given categories of hotels. The combination of changes in economic conditions and in the supply of hotel rooms can result in significant volatility in results for owners, managers, and franchisors of hotel properties. The costs of running a hotel tend to be more fixed than variable. Because of this, in an environment of declining revenues, the rate of decline in earnings will be higher than the rate of decline in revenues. Conversely, in an environment of increasing demand and room rates, the rate of increase in earnings is typically higher than the rate of increase in revenues.
Intellectual Property
In the highly competitive hospitality industry in which we operate, trademarks, service marks, trade names, and logos are very important in the sales and marketing of our hotels, residential and vacation ownership properties, and services. We have a significant number of trademarks, service marks, trade names, logos, and pending registrations and significant resources are expended each year on surveillance, registration and protection of our trademarks, service marks, trade names, and logos, which we believe have become synonymous in the hospitality industry with a reputation for excellence in service and care. For additional information, see Part I, Item 1A, "Risk Factors—Risks Related to Our Business—Any failure to protect our trademarks and intellectual property could reduce the value of our brand names and harm our business."
Government Regulation
We are subject to numerous foreign, federal, state, and local government laws and regulations, including those relating to the preparation and sale of food and beverages, building and zoning requirements, data privacy, and general business license and permit requirements, in the various jurisdictions in which we manage, franchise, license, and own properties. Our ability to develop new hotel properties and to remodel, refurbish, or add to existing properties is also dependent on obtaining permits from local authorities. We are also subject to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions, hiring and firing, non-discrimination for disabilities and other individual characteristics, work permits, and benefit offerings. Federal, state, and provincial laws and regulations require certain registration, disclosure statements, compliance with specific standards of conduct, and other practices with respect to the franchising of hotels. Compliance with these various laws and regulations can affect the revenues and profits of properties managed, franchised, licensed, or owned, and of the vacation ownership business and could adversely affect our operations. We believe our businesses are conducted in substantial compliance with applicable laws and regulations.
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
Employees
At December 31, 2017, approximately 25% of our 45,000 employees were either represented by a labor union or had terms of employment that were determined under a labor agreement. We believe relations with our employees and colleagues are good.
Environmental Matters
In connection with our ownership, management, and development of properties, we are subject to various foreign, federal, state, and local laws, ordinances, and regulations relating to environmental protection. Under some of these laws, a current or former owner or operator of real property may be held liable for the costs of investigating or remediating hazardous or toxic substances or wastes on, under or in such real property, as well as third-party sites where the owner or operator sent wastes for disposal. Such laws may impose liability without regard to whether the owner or operator knew, or was at fault in connection with, the presence or release of such hazardous substances or wastes. Although we are not aware of any current material obligations for investigating or remediating hazardous substances or wastes at our owned properties, the future discovery of substances or wastes at any of our owned properties, or the failure to remediate such contaminated property properly, could adversely affect our ability to develop or sell such real estate, or to borrow using such real estate as collateral. In addition, the costs of investigating or remediating contamination at our properties or at properties where we sent substances or wastes for disposal, may be substantial.
We are also subject to various requirements, including those contained in environmental permits required for our operations, governing air emissions, effluent discharges, the use, management and disposal of hazardous substances and wastes, and health and safety. From time to time, we may be required to manage, abate, or remove mold, lead, or asbestos-containing materials at our properties. We believe our properties and operations are in compliance, in all material respects, with all foreign, federal, state, and local environmental laws and ordinances. However, additional operating costs and capital expenditures could be incurred if additional or more stringent requirements are enacted in the future.
Insurance
Properties that the Company owns outright or through hospitality ventures, manages, franchises, and licenses are insured under different insurance programs depending on whether the property participates in our insurance programs or in the insurance programs of the owner (including hospitality ventures), franchisee, or licensee. We maintain insurance coverage for hotels owned by the Company under our insurance programs for liability, property, workers compensation, and other risks with respect to our business. Our liability insurance provides coverage for most claims, including terrorism, resulting from our operations, goods and services, and automobiles. Our property insurance provides coverage for all risks to our properties including fire, windstorm, flood, earthquake, and terrorism. Property insurance also includes business interruption coverage. Our workers compensation insurance provides coverage for employee injuries in the course and scope of employment. Hotels owned by hospitality ventures or hotels managed by the Company are permitted to participate in our insurance programs by mutual agreement with our hospitality venture partners or third-party hotel owners. The majority of hotels owned by hospitality ventures and managed hotels owned by third parties participate in our insurance programs. Our hospitality venture agreements and management agreements require hotels owned by hospitality ventures and managed hotels owned by third parties that do not participate in our insurance programs to be insured at coverage levels generally consistent with the coverage levels under our insurance programs, including liability, property, business interruption, workers compensation, and other insurance. We are typically covered under these insurance policies to the extent necessary and reasonable. Our franchise and license agreements require our franchisees and licensees to maintain liability, property, business interruption, workers compensation, and other insurance at our franchised or licensed properties. We are typically covered under these insurance policies to the extent necessary and reasonable. We also maintain cyber risk insurance for systems and data controlled by the Company. Cyber risk insurance generally covers all Company-controlled systems and data in properties that the Company owns, outright or through hospitality ventures, manages, franchises, and licenses. We believe the Company's insurance policies, as well as those maintained by third-party owners, including hospitality ventures, are adequate for foreseeable losses and on terms and conditions that are reasonable and customary with solvent insurance carriers. We also self-insure some of our risks generally through the use of deductibles and retentions. We believe these deductibles and retentions are reasonable and customary for our industry and our size. We use U.S. based and licensed captive insurance companies that are wholly owned subsidiaries of Hyatt to generally insure our deductibles and retentions.

Stockholder Agreements
The following is a summary of the provisions of the Amended and Restated Global Hyatt Agreement, the Amended and Restated Foreign Global Hyatt Agreement, and the Global Hyatt Corporation 2007 Stockholders' Agreement (the "2007 Stockholders' Agreement"). The following descriptions of these agreements do not purport to be complete and are subject to, and qualified in their entirety by, the Amended and Restated Global Hyatt Agreement, Amended and Restated Foreign Global Hyatt Agreement, and 2007 Stockholders' Agreement, copies of which have been filed with the Securities and Exchange Commission ("SEC") and are incorporated by reference herein. For additional information regarding these agreements, please also refer to Part I, Item 1A, "Risk Factors—Risks Related to Share Ownership and Other Stockholder Matters."
Amended and Restated Global Hyatt Agreement
The trustees of the U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker, our executive chairman, and Mr. Jason Pritzker, one of our directors, and any of their successors that own, directly or indirectly, shares of our common stock, have entered into the Amended and Restated Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. At January 31, 2018, Pritzker family business interests own, directly or indirectly, 68,384,886 shares, or 57.6%, of our total outstanding common stock and control approximately 90.6% of our total voting power. Specifically, such parties have agreed that until the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote all of their voting securities consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.
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
The Amended and Restated Global Hyatt Agreement may be amended, modified, supplemented, or restated by the written agreement of the successors to Mr. Thomas J. Pritzker, Mr. Marshall E. Eisenberg, and Mr. Karl J. Breyer, solely in their capacity as co-trustees of the Pritzker family U.S. situs trusts, 75% of the adult beneficiaries named below and a majority of the other adult beneficiaries party to the agreement. Each of Thomas J. Pritzker, Nicholas J. Pritzker, Jennifer N. Pritzker, John A. Pritzker, Linda Pritzker, Karen L. Pritzker, Penny Pritzker, Daniel F. Pritzker, Anthony N. Pritzker, Gigi Pritzker Pucker, and Jay Robert Pritzker, and their respective lineal descendants and current spouse, if relevant, make up a "beneficiary group."
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
Amended and Restated Foreign Global Hyatt Agreement
The trustees of the non-U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker and Mr. Jason Pritzker, and any of their successors that own, directly or indirectly, shares of our common stock, have entered into the Amended and Restated Foreign Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. At January 31, 2018, Pritzker family business interests own, directly or indirectly, 68,384,886 shares, or 57.6%, of our total outstanding common stock and control approximately 90.6% of our total voting power. Specifically, such parties have agreed that until the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of any Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote (or cause to be voted) all of the voting securities held directly or indirectly by them consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.
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
The Amended and Restated Foreign Global Hyatt Agreement may be amended, modified, supplemented, or restated by the written agreement of 75% of the adult beneficiaries named below and a majority of the other adult beneficiaries party to the agreement. Each of Thomas J. Pritzker, Nicholas J. Pritzker, Jennifer N. Pritzker, John A. Pritzker, Linda Pritzker, Karen L. Pritzker, Penny Pritzker, Daniel F. Pritzker, Anthony N. Pritzker, Gigi Pritzker Pucker and Jay Robert Pritzker, and their respective lineal descendants and current spouse, if relevant, make up a "beneficiary group."
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
2007 Stockholders' Agreement
In connection with the issuance and sale of 100,000 shares of our Series A Convertible Preferred Stock to GS Sunray Holdings, L.L.C. ("GSSH") and GS Sunray Holdings Parallel, L.L.C. ("GSSHP" and collectively with GSSH, the "Goldman Sachs Funds"), affiliates of Goldman, Sachs & Co., and the execution of a Subscription Agreement in August 2007, we entered into the 2007 Stockholders' Agreement with Madrone GHC, LLC and affiliates (collectively, "Madrone"), the Goldman Sachs Funds and an additional investor that provides for certain rights and obligations of these stockholders, as described below.
In May 2009, the shares of our Series A Convertible Preferred Stock held by the Goldman Sachs Funds were converted into shares of common stock. Such shares of common stock, along with shares of common stock purchased by the Goldman Sachs Funds and Madrone in May 2009 pursuant to the Subscription Agreement and in the May 2009 private placement transaction, and any other shares of common stock held by the parties to the 2007 Stockholders’ Agreement prior to our initial public offering, were reclassified into shares of our Class B common stock upon the filing of our Amended and Restated Certificate of Incorporation on November 4, 2009, the date of our initial public offering. At January 31, 2018, the Goldman Sachs Funds and Madrone no longer held any shares of common stock subject to the 2007 Stockholders' Agreement as a result of sales into the public market subject to applicable securities laws. At January 31, 2018, the additional investor party to the 2007 Stockholders' Agreement held 2,270,395 shares of Class B common stock.
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
Right of First Refusal
In the event that the number of shares of common stock proposed to be transferred by a stockholder party to the 2007 Stockholders' Agreement and its affiliates together with any shares of common stock then proposed to be transferred by the other stockholders party to the 2007 Stockholders' Agreement and their affiliates exceeds 2% of the then outstanding shares of common stock, then prior to consummating the sale of common stock to a third-party purchaser, such stockholder or stockholders shall offer to transfer the common stock to us at the applicable market value (as defined in the 2007 Stockholders' Agreement). If we do not accept the offer within a specified period of time, such stockholder or stockholders may transfer the shares of common stock to the third-party purchaser as long as such transfer occurs within the time periods specified in the 2007 Stockholders' Agreement and on terms and conditions no more favorable in the aggregate than those offered to us. We waived all rights of first refusal with respect to shares held by the Goldman Sachs Funds and Madrone in connection with the sales into the public market by such entities.
"Drag-Along" Right
In connection with a "change of control" (as defined in the 2007 Stockholders' Agreement) transaction, we have the right to require each stockholder party to the 2007 Stockholders' Agreement to participate in such change of control transaction on the same terms, conditions, and price per share of common stock as those applicable to the other holders of our common stock. In addition, upon our request, the stockholders party to the 2007 Stockholders' Agreement have agreed to vote in favor of such change of control transaction or similar transaction, and we have the right to require each stockholder party to the 2007 Stockholders' Agreement to vote for, consent to, and raise no objection to any such transaction.

"Tag-Along" Right
Subject to the fiduciary duties of our board of directors, we have agreed that we will not agree to consummate a change of control transaction with respect to which the stockholders party to the 2007 Stockholders' Agreement are not given the right to participate on the same terms, conditions, and price per share of common stock as those applicable to the other holders of our common stock.
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
Voting Agreement
Until the date that Mr. Thomas J. Pritzker is no longer our chairman, each stockholder party to the 2007 Stockholders' Agreement has agreed to vote all of their shares of common stock consistent with the recommendations of a majority of our board of directors with respect to all matters. At January 31, 2018, the stockholders party to the 2007 Stockholders' Agreement own in the aggregate 2,270,395 shares of Class B common stock or approximately 3.2% of our Class B common stock, approximately 1.9% of the total outstanding shares of our common stock and approximately 3.0% of the total voting power of our outstanding common stock.
Standstill
Under the 2007 Stockholders' Agreement, each stockholder party to the 2007 Stockholders' Agreement agreed that, subject to certain limited exceptions, so long as such stockholder owns shares of common stock, neither such stockholder nor any of its related persons will in any manner, directly or indirectly:

•
effect or seek, offer or propose (whether publicly or otherwise) to effect, or announce any intention to effect or cause or participate in or in any way assist, facilitate or encourage any other person to effect or seek, offer or propose (whether publicly or otherwise) to effect or participate in, (a) any acquisition of any of our or our subsidiaries' securities (or beneficial ownership thereof) (except through the proper exercise of preemptive rights granted under the 2007 Stockholders' Agreement), or rights or options to acquire any of our or our subsidiaries' securities (or beneficial ownership thereof), or any of our or our subsidiaries' or affiliates' assets, indebtedness or businesses, (b) any tender or exchange offer, merger, or other business combination involving us or any of our subsidiaries or affiliates or any assets constituting a significant portion of our consolidated assets, (c) any recapitalization, restructuring, liquidation, dissolution, or other extraordinary transaction with respect to us or any of our subsidiaries or affiliates, or (d) any "solicitation" of "proxies" (as such terms are used in the proxy rules under the Exchange Act) or written consents with respect to any of our or our affiliates' voting securities. For this purpose, the term "affiliates" means our affiliates primarily engaged in the hospitality, lodging, and/or gaming industries;

•	form, join or in any way participate in a "group" (within the meaning of Section 13(d) of the Exchange Act) with respect to us where such group seeks to acquire any of our equity securities;

•	otherwise act, alone or in concert with others, to seek representation on or to control or influence our or our subsidiaries' management, board of directors, or policies;

•	take any action which would or would reasonably be expected to force us to make a public announcement regarding any of the types of matters set forth in the first bullet point above;

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

Item 1A.    Risk Factors.
In addition to the other information set forth in this annual report, you should consider carefully the risks and uncertainties described below, which could materially adversely affect our business, financial condition, results of operations, and cash flows.
Risks Related to the Hospitality Industry
We are subject to macroeconomic and other factors beyond our control as well as the business, financial, operating, and other risks of the hospitality industry, all of which may adversely affect our financial results and growth.
Macroeconomic and other factors beyond our control as well as the business, financial, operating, and other risks of the hospitality industry can adversely affect demand for hospitality products and services. This includes demand for rooms and services at a portfolio of properties that we develop, own, operate, manage, franchise, and license. These factors include:

•	changes and volatility in general economic conditions, including the severity and duration of any downturn in the U.S., Europe, or global economy and financial markets;

•	war, civil unrest, terrorist activities or threats, and heightened travel security measures instituted in response to these events;

•	fear of outbreaks or outbreaks of pandemic or contagious diseases;

•	climate change and resource scarcity, such as water and energy scarcity;

•	natural or man-made disasters, such as earthquakes, tsunamis, tornadoes, hurricanes, floods, wildfires, oil spills, and nuclear incidents;

•	changes in the desirability of particular locations or travel patterns of customers;

•	decreased corporate budgets and spending and cancellations, deferrals, or renegotiations of group business;

•	low consumer confidence, high levels of unemployment, and depressed housing prices;

•	the financial condition of the airline, automotive, and other transportation-related industries and its impact on travel;

•	decreased airline capacities and routes;

•	travel-related accidents;

•	oil prices and travel costs;

•	statements, actions, or interventions by governmental officials related to travel and corporate travel-related activities, and the resulting negative public perception of such travel and activities;

•	domestic and international political and geo-political conditions, including changes in trade policy;

•
changes in taxes (including as a result of the implementation of recent U.S. federal income tax reform) and governmental regulations that influence or set wages, prices, interest rates, or construction and maintenance procedures and costs;

•	the costs and administrative burdens associated with compliance with applicable laws and regulations;

•
changes in operating costs, including, but not limited to, labor (including minimum wage increases), energy, food, workers' compensation, benefits, insurance, and unanticipated costs resulting from force majeure events;

•	significant increases in cost for healthcare coverage for employees and potential government regulation with respect to health coverage;

•	the lack of availability, or increase in the cost, of capital for us or our existing and potential property owners;

•
the attractiveness of our properties and services to consumers and potential owners and competition from other hotels and alternative lodging marketplaces, including online accommodation search and/or reservation services;

•	cyclical over-building in the hotel, all inclusive, and vacation ownership industries; and

•
organized labor activities, which could cause a diversion of business from hotels involved in labor negotiations and loss of group business for our hotels generally as a result of certain labor tactics.

These factors, and the reputational repercussions of these factors, can adversely affect, and from time to time have adversely affected, individual properties, particular regions, or our business as a whole. How we manage any one or more of these factors, or any crisis, could limit or reduce demand for the services we provide, or the rates our portfolio of properties are able to charge for rooms or services, which could adversely affect our financial results and growth. These factors can also increase our costs or affect our ability to develop new properties or maintain and operate our existing portfolio of properties.
The hospitality industry is cyclical and a worsening of global economic conditions or low levels of economic growth could adversely affect our revenues and profitability as well as cause a decline in or limitation of our future growth.
Consumer demand for our products and services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence, and high unemployment or adverse political conditions can lower the revenues and profitability of our owned properties and the amount of management and franchise fee revenues we are able to generate from our managed and franchised properties. In addition, expenses associated with managing, franchising, licensing, or owning hotels, branded spas and fitness studios, residential and vacation ownership properties are relatively fixed. These costs include personnel costs, interest, rent, property taxes, insurance, and utilities, all of which may increase at a greater rate than our revenues and/or may not be able to be reduced at the same rate as declining revenues. Where cost-cutting efforts are insufficient to offset declines in revenues, we could experience a material decline in margins and reduced or negative cash flows. If we are unable to decrease costs significantly or rapidly when demand for our hotels and other properties decreases, the decline in our revenues could have a particularly adverse impact on our net cash flows and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth. Economic downturns generally affect the results derived from owned properties more significantly than those derived from managed and franchised properties given the greater exposure owners have to the properties' performance. Our proportion of owned and leased properties, compared to the number of properties we manage or franchise for third-party owners, is larger than that of many of our competitors and, as a result, an economic downturn could have a greater adverse effect on our results of operations. As a result, changes in consumer demand and general business cycles can subject and have subjected our revenues, earnings, and results of operations to significant volatility.
Uncertainty regarding the future rate and pace of economic growth in different regions of the world makes it difficult to predict future profitability levels. Additionally, if economic weakness were to affect any particular regions of the world, it could have an adverse impact on our revenues and negatively affect our profitability.
Because we derive a portion of our revenues from operations outside the United States, the risks of doing business internationally could lower our revenues, increase our costs, reduce our profits, or disrupt our business.
We currently manage, franchise, or own hotels and resorts in 58 countries around the world. Our operations outside the United States represented approximately 20% of our revenues for the year ended December 31, 2017. The hotels and resorts we manage, franchise, or own outside of the United States represent approximately 38% of the rooms in our systemwide inventory at December 31, 2017. We expect our international operations may account for an increasing portion of our total revenues and rooms in the future.
 As a result, we are subject to the risks of doing business outside the United States, including:

•
the costs of complying with laws, regulations, and policies (including taxation policies) of foreign governments relating to investments and operations, the costs or desirability of complying with local practices and customs, and the impact of various anti-corruption and other laws affecting the activities of U.S. companies abroad;

•	currency exchange rate fluctuations or currency restructurings;

•	U.S. taxation of income earned abroad (including the impact of recent changes under U.S. federal income tax reform);

•	limitations/penalties on the repatriation of non-U.S. earnings;

•
import and export licensing requirements and regulations, as well as unforeseen changes in regulatory requirements, including imposition of tariffs or embargoes, export regulations, and controls and other trade restrictions;

•	political and economic instability;

•	the difficulty of managing an organization doing business in many jurisdictions;

•	uncertainties as to local laws and enforcement of contract and intellectual property rights and occasional requirements for onerous contract clauses; and

•	rapid changes in government, economic and political policies, political or civil unrest, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation.
While these factors and the impact of these factors are difficult to predict, any one or more of them could lower our revenues, increase our costs, reduce our profits, or disrupt our business. In addition, conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates, currency devaluations, or restructurings that could have a negative impact on our financial results. Our exposure to foreign currency exchange rate fluctuations or currency restructurings will continue to grow if the relative contribution of our operations outside the United States increases.
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
Risks relating to natural or man-made disasters, contagious diseases, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our revenues.
Hurricanes, earthquakes, tsunamis, wildfires, and other man-made or natural disasters in recent years, such as Hurricane Maria in 2017, as well as the spread or fear of spread of contagious diseases such as Zika or Ebola in locations where we own, manage, or franchise significant properties and areas of the world from which we draw a large number of customers, could cause a decline in the level of business and leisure travel in certain regions or as a whole, and reduce the demand for lodging which may adversely affect our financial and operating performance. Actual or threatened war, terrorist activity, political unrest, or civil strife, such as recent events in Las Vegas, London, Orlando, Paris, Jakarta, Turkey, Ukraine, Russia, and Egypt, and other geopolitical uncertainty could have a similar effect on our revenues or on our growth strategy. Any one or more of these events may reduce the overall demand for hotel rooms or limit the prices we can obtain for them, both of which could adversely affect our profits.
Risks Related to Our Business
Because we operate in a highly competitive industry, our revenues, profits, or market share could be harmed if we are unable to compete effectively, and new distribution channels, alternatives to traditional hotels, and industry consolidation among our competitors may negatively impact our business.
The segments of the hospitality industry in which we operate are subject to intense competition. Our principal competitors are other operators of full service and select service properties, including other major hospitality chains with well-established and recognized brands. Some of these major hospitality chains are larger than we are based on the number of properties or rooms they manage, franchise, or own or based on the number of geographic locations in which they operate. Some of our competitors also have significantly more members participating in their loyalty programs which may enable them to attract more customers and more effectively retain such guests. Our competitors may also have greater financial and marketing resources than we do, which could allow them to improve their properties and expand and improve their marketing efforts in ways that could adversely affect our ability to compete for guests effectively. In addition to these competitors, we also compete against smaller hotel chains and independent and local hotel owners and operators.
Increasingly, we also face competition from new channels of distribution in the travel industry. Additional sources of competition include large companies that offer online travel services as part of their business model, such as Alibaba, search engines such as Google, and peer-to-peer inventory sources that allow travelers to book stays on websites that facilitate the short-term rental of homes and apartments from their owners, thereby providing an alternative to hotel rooms, such as Airbnb and HomeAway.
The hospitality industry has experienced and is continuing to experience significant consolidation and we expect this trend may continue as companies attempt to strengthen or hold their market positions in a highly competitive and evolving industry. Consolidation by our competitors will give them increased scale and may enhance their capacity, abilities and resources and lower their cost structure, causing us to be at a competitive disadvantage. If we lose market share or are not able to successfully attract third-party hotel owners to our brands as a result of this consolidation, our results of operations, cash flow, business, and overall financial condition could be materially adversely affected.

Significant increases in the volume of sales made through third-party internet travel intermediaries could have an adverse impact on consumer loyalty to our brand and could negatively affect our revenues and profits.
We expect to derive most of our business from traditional channels of distribution and our website. However, consumers worldwide are increasingly using internet travel intermediaries to book travel. Some of these intermediaries are attempting to increase the importance of generic quality indicators (such as "four-star downtown hotel") at the expense of brand identification. These intermediaries hope that consumers will eventually develop brand loyalties to their reservation system rather than to our brands. Some of these intermediaries have launched their own loyalty programs to further develop loyalties to their reservation system. In addition, these intermediaries typically obtain higher commissions or other potentially significant contract concessions, increasing the overall cost of these third-party distribution channels. If the volume of sales made through internet travel intermediaries continues to increase, consumers may develop stronger loyalties to these intermediaries rather than to our brands, our distribution costs could increase significantly, and our business revenues and profits could be harmed.
If we are unable to establish and maintain key distribution arrangements for our properties, the demand for our rooms and our revenues could fall.
Increasingly, the rooms at hotels and resorts that we manage, franchise, or own are booked through third-party internet travel intermediaries and online travel service providers. We also engage third-party intermediaries, including travel agencies and meeting and event management companies, who collect fees by charging our hotels and resorts a commission on room revenues. A failure by our distributors to attract or retain their customer bases could lower demand for hotel rooms and, in turn, reduce our revenues. In addition, some of our distribution agreements are not exclusive, have a short term, are terminable at will, or are subject to early termination provisions. The loss of distributors, increased distribution costs, or the renewal of distribution agreements on less favorable terms could adversely impact our business.
Cyber risk and the failure to maintain the integrity of customer, colleague, or company data could result in faulty business decisions, harm our reputation, and result in a loss of business and/or subject us to costs, fines, investigations, enforcement actions, or lawsuits.
We collect, use, and retain large volumes of customer data, including payment card numbers and other personally identifiable information for business, marketing, and other purposes, and our various information technology systems capture, process, summarize, and report such data. We also maintain personally identifiable information about our colleagues. We store and process such customer, colleague, and company data both at onsite facilities and at third-party owned facilities including, for example, in third-party hosted cloud environments. We also rely on the availability of information technology systems to operate our business, including for communications, reservations, guest services, payments, and other general operation. The integrity and protection of customer, colleague, and company data, as well as the continuous operation of our systems, is critical to our business. Our customers and colleagues expect we will adequately protect their personal information and that our services will be continuously available. The regulations and contractual obligations applicable to security and privacy are increasingly demanding, both in the United States and in other jurisdictions where we operate, and cyber-criminals regularly target the hospitality industry. We have disclosed prior incidents involving cyber-criminals that have attacked our systems, as well as those operated by third-parties, to gain access to devices that process payment card or other data. We expect ongoing attempts to gain access to our systems and those operated by our third-party owners, franchisees, and vendors. Because of the scope and complexity of our information technology structure, our reliance on third parties to support and protect our structure and data, and the constantly evolving cyber-threat landscape, our systems may be vulnerable to disruptions, failures, unauthorized access, cyber-terrorism, human error, negligence, fraud, or other misuse. These or similar occurrences, whether accidental or intentional, could result in theft, unauthorized access or disclosure, loss, fraudulent, or unlawful use of customer, colleague, or company data which could harm our reputation or result in a loss of business, as well as remedial and other costs, fines, investigations, enforcement actions, or lawsuits. These or similar occurrences could also lead to an interruption in the operation of our systems resulting in business impact, including loss of business. Those same scope, complexity, reliance, and changing cyber-threat landscape factors could also affect our ability to adapt to and comply with changing regulatory obligations and expectations. Additionally, we increasingly rely on franchisees, which are subject to the same risks. In order to address these risks, we continue to evolve a risk management framework that uses risk assessments to identify priorities for enhancements, including current enhancement efforts that involve implementing technologies such as payment card tokenization and point-to-point encryption, advanced endpoint detection, network segmentation, and authenticated web and email gateways. We work to continuously evaluate our security posture throughout the enterprise and make appropriate changes to our operating processes and improve our defenses. We maintain insurance designed to provide coverage for cyber risks related to the theft, loss, fraudulent, or unlawful use of customer, colleague, or company data, but the foregoing occurrences or future occurrences could result in costs and business impacts which may not be covered or may be in excess of any available insurance that we may have procured. As a result, future incidents could have a material impact on our business and adversely affect our financial condition and results of operations.

Information technology system failures, delays in the operation of our information technology systems, or system enhancement failures could reduce our revenues and profits and harm the reputation of our brands and our business.
Our success depends on the efficient and uninterrupted operation of our information technology systems. For example, we depend on our central reservation system, which allows bookings by hotels directly, via telephone through our call centers, by travel agents, online through our website www.hyatt.com, and through our online reservations partners. In addition, we depend on information technology to run our day-to-day operations, including, among others, hotel services and amenities such as guest check-in and check-out, housekeeping and room service, and systems for tracking and reporting our financial results and the financial results of our hotels.
Our information technology systems are vulnerable to damage or interruption from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins, and similar events. The occurrence of any of these natural disasters or unanticipated problems at any of our information technology facilities or any of our call centers could cause interruptions or delays in our business or loss of data, or render us unable to process reservations.
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
Sophisticated information technology and other systems are instrumental for the hospitality industry, including systems used for our central reservations, revenue management, property management, and global loyalty program, as well as technology systems that we make available to our guests. These information technology and other systems must be refined, updated, or replaced with more advanced systems on a regular basis. Developing and maintaining these systems may require significant capital. If we are unable to replace or introduce information technology and other systems as quickly as our competitors or within budgeted costs or schedules when these systems become outdated or need replacing, or if we are unable to achieve the intended benefits of any new information technology or other systems, our operations could be harmed and our ability to compete effectively could be diminished.
Competition for Guests
We compete for guests at our hotels and our all inclusive resorts and for customers of our services, based primarily on brand name recognition and reputation, location, customer satisfaction, room rates, quality of service, amenities, quality of accommodations, security, our cancellation policy, and the ability to earn and redeem loyalty program points. In addition to competing with other hotel and resort properties, Hyatt-branded vacation ownership properties compete with national and independent vacation ownership club operators as well as with owners reselling their interests in these properties.
Competition for Management and Franchise Agreements
We compete for management agreements based primarily on the value and quality of our management services, our brand name recognition and reputation, our ability and willingness to invest our capital in hospitality venture projects, the level of our management fees, the terms of our management agreements (including compared to the terms our competitors offer), and the economic advantages to the property owner of retaining our management services and using our brand name. We compete for franchise agreements based primarily on brand name recognition and reputation, the room rate that can be realized, and royalty fees charged. Other competitive factors for management and franchise agreements are relationships with property owners and investors, availability and affordability of financing, marketing support, loyalty programs, reservation and e-commerce system capacity and efficiency, distribution channels, limitations on the expansion of one or more of our brands in certain geographic areas due to restrictions previously agreed to in order to secure management and franchise opportunities, and the ability to make investments that may be necessary to obtain management and franchise agreements.
Competition for Sales of Hyatt-Branded Vacation Ownership Properties
Under a master license agreement with us, ILG is the exclusive worldwide developer, marketer, seller, and manager of vacation ownership and related products under the Hyatt brand. We receive license fees under the licensing agreement, including fees based on sales of vacation ownership units. ILG competes for sales of Hyatt-branded vacation ownership properties based principally on location, quality of accommodations, price, financing terms, quality of service, terms of property use, opportunity to exchange for time at other vacation properties, and brand name recognition and reputation. In addition to competing with other hotel and resort properties, Hyatt-branded vacation ownership properties compete with national and independent vacation ownership club operators as well as with owners reselling their interests in these properties, which could reduce demand or prices for new vacation ownership properties. ILG’s ability to attract and retain qualified purchasers of Hyatt-branded vacation ownership properties depends on ILG’s success in distinguishing the quality and value of Hyatt-branded vacation ownership products and services from those offered by others. If ILG is unable to do so, its ability to compete effectively for sales of vacation ownership properties could be adversely affected and our licensing fees could be adversely impacted.
Adverse incidents at or adverse publicity concerning our properties or our corporate responsibilities could harm our brands and reputation as well as reduce our revenues and lower our profits.
Our brands and our reputation are among our most important assets. Our ability to attract and retain guests depends, in part, upon the external perceptions of Hyatt, the quality of our hotels and services, and our corporate and management integrity. An incident involving the potential safety or security of our colleagues or our guests, or adverse publicity regarding safety or security at our competitors' properties, or in respect of our third-party vendors or owners and the industry, and any media coverage resulting therefrom, may harm our brands and reputation, cause a loss of consumer confidence in Hyatt and the industry, and negatively impact our results of operations. Additionally, our reputation could be harmed if we fail to act responsibly or are perceived as not acting responsibly or fail to or are perceived to not comply with regulatory requirements in a number of areas such as safety and security, data security, sustainability, responsible tourism, environmental management, human rights, and support for local communities. The continued expansion in the use of social media over recent years has compounded the potential scope of the negative publicity that could be generated and could increase our costs, lead to litigation or result in negative publicity that could damage our reputation. Adverse incidents have occurred in the past and may occur in the future.
If we are unable to maintain good relationships with third-party property owners and franchisees and/or if we terminate agreements with defaulting third-party property owners and franchisees, our revenues could decrease and we may be unable to maintain or expand our presence.
We earn fees for managing and franchising hotels and other properties and expect franchise ownership to increase significantly over time. The viability of our management and franchising business depends on our ability to establish and maintain good relationships with third-party property owners and franchisees. Third-party developers, property owners, and franchisees are focused on maximizing the value of their investment and working with a management company or franchisor that can help them be successful. The effectiveness of our management, the value of our brands, and the rapport we maintain with our third-party property owners and franchisees impact renewals of existing agreements and are also important factors for existing or new third-party property owners or franchisees considering doing business with us. Our relationships with these third parties generate additional property development opportunities that support our growth. In addition, if third-party property owners or franchisees breach the terms of our agreements with them, we may elect to exercise our termination rights, which would eliminate our revenues from these properties and cause us to incur expenses related to terminating these relationships. These risks become more pronounced during economic downturns.
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
We generally seek to resolve any disagreements with our third-party property owners or franchisees amicably. Formal dispute resolution occurs through arbitration, if provided under the applicable management or franchise agreement, or through litigation. We cannot predict the outcome of any such arbitration or litigation, the effect of any adverse judgment of a court or arbitrator against us, or the amount of any settlement we may enter into with any third party.

If our management or franchise agreements terminate prematurely or we elect to make cure payments due to failures to meet performance tests or upon the occurrence of other stated events, our revenues could decrease and our costs could increase.
Our management and franchise agreements may terminate prematurely in certain cases. Some of our management agreements provide early termination rights to owners of the hotels we manage upon the occurrence of a stated event, such as the sale of the hotel or our failure to meet a specified performance test.
Generally, termination rights under performance tests are based upon the property's individual performance, its performance when compared to a specified set of competitive hotels branded by other hotel operators, or both. Some agreements require a failure of one test, and other agreements require a failure of more than one test, before termination rights are triggered. These termination rights are usually triggered if we do not meet the performance tests over multiple years. Generally, we have the option to cure performance failures by making an agreed upon cure payment. However, our cure rights may be limited in some cases and the failure to meet the performance tests may result in the termination of our management agreement. In the past we have (1) failed performance tests, received notices of termination and elected to make cure payments and (2) failed performance tests and negotiated an alternative resolution. When any termination notice is received, we evaluate all relevant facts and circumstances at the time in deciding whether to cure. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 14 to our Consolidated Financial Statements" for more information related to performance test payments. In addition, some of our management agreements give third-party property owners the right to terminate upon payment of a termination fee to us after a certain period of time, upon sale of the property, or another stated event. Our franchise agreements typically require franchisees to pay a fee to us before terminating. In addition, if an owner files for bankruptcy, our management and franchise agreements may be terminable under applicable law. If a management or franchise agreement terminates, we would lose the revenues we derive from that agreement and could incur costs related to ending our relationship with the third party and exiting the property.
Certain of our contractual arrangements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels.
The terms of certain guarantees to hotel owners may require us to fund shortfalls if the hotels do not attain specified levels of operating profit. This guaranteed funding to hotel owners may not be recoverable to us and could lower our profits and reduce our cash flows. As an example, in 2013, we entered into management agreements for four hotels in France and a related performance guarantee for the first seven years of the management agreements, pursuant to which we have had to make payments to the owner each year. The performance guarantee stipulated a maximum performance guarantee commitment of €377 million, which is reduced by annual payments made under the guarantee. While neither the cumulative payments to date nor expected payments under this or other guarantees have been or are expected to be significant to our liquidity, future payments under these performance guarantees may adversely affect our financial performance and results of operations.
We are exposed to the risks resulting from significant investments in owned and leased real estate, which could increase our costs, reduce our profits, limit our ability to respond to market conditions, or restrict our growth strategy.
Our proportion of owned and leased properties, compared to the number of properties that we manage or franchise for third-party owners, is larger than that of many of our competitors. Real estate ownership and leasing is subject to risks not applicable to managed or franchised properties which could adversely affect our results of operations, cash flow, business, and overall financial condition, including:

•	governmental regulations relating to real estate ownership;

•	real estate, insurance, zoning, tax, environmental, and eminent domain laws;

•	the ongoing need for owner funded capital improvements and expenditures to maintain or upgrade properties;

•	risks associated with mortgage debt, including the possibility of default, fluctuating interest rate levels and the availability of replacement financing;

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
We hold significant amounts of goodwill, intangible assets, property and equipment, and investments. On a regular basis, we evaluate our assets for impairment based on various triggers, including actual operating losses and trends of projected revenues and profitability, as described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates." During times of economic distress, declining demand and declining earnings often result in declining asset values. As a result, we have incurred and we may incur future impairment charges, which could be material and may adversely affect our results of operations.
We plan to sell selected properties; however, we may be unable to sell our selected properties at acceptable terms and conditions, if at all.
As part of our long-term asset recycling strategy, we plan, from time to time, to sell certain properties, subject to a management or franchise agreement, in order to reinvest the proceeds to support the growth of our business. In addition, we previously announced a targeted reduction in our owned real estate portfolio that is expected to generate $1.5 billion in gross cash proceeds by the end of 2020. As we actively market and look to sell selected properties, general economic conditions along with property-specific issues may negatively affect the value of our properties and therefore reduce our return on the investment or prevent us from selling the property on acceptable terms or prevent us from selling properties within our previously announced timeframe. We cannot assure you that we will be able to consummate any such sales on commercially reasonable terms or at all, or that we will realize any anticipated benefits from such sales. Real estate investments often cannot be sold quickly. Dispositions of real estate assets can be particularly difficult in a challenging economic environment, as financing alternatives are often limited for potential buyers. As a result, economic conditions may prevent potential purchasers from obtaining financing on acceptable terms, if at all, thereby delaying or preventing our ability to sell the properties selected for disposition. Our inability to sell assets, or to sell such assets at attractive prices, could have an adverse impact on our ability to realize proceeds for reinvestment or the return of capital to shareholders, and ultimately to execute on our long-term strategy. In addition, even if we are successful in consummating sales of selected properties, such dispositions may result in losses.
We may seek to expand through acquisitions of and investments in other businesses and properties, or through alliances; these acquisition activities may be unsuccessful or divert our management's attention.
We consider strategic and complementary acquisitions of and investments in other businesses, properties, brands, or other assets as part of our growth strategy. For example, in 2017, we acquired Miraval and exhale. We may also pursue opportunities in alliance with existing or prospective owners of managed or franchised properties. In many cases, we will be competing for these opportunities with third parties that may have substantially greater financial resources than we do. Acquisitions of or investments in hospitality companies, businesses, properties, brands, or assets, as well as these alliances, are subject to risks that could affect our business, including risks related to:

•	spending cash and incurring debt;

•	assuming contingent liabilities;

•	contributing properties or related assets to hospitality ventures that could result in recognition of losses;

•	creating additional transactional and operating expenses; or

•	issuing shares of stock that could dilute the interests of our existing shareholders.
We cannot assure you that we will be able to identify opportunities or complete transactions on commercially reasonable terms or at all, or that we will realize any anticipated benefits from such acquisitions, investments, or alliances. There may be high barriers to entry in many key markets and scarcity of available development and investment opportunities in desirable locations. Similarly, we cannot assure you that we will be able to obtain financing for acquisitions or investments on attractive terms or at all, or that the ability to obtain financing will not be restricted by the terms of our revolving credit facility or other indebtedness we may incur.
The success of any such acquisitions or investments will also depend, in part, on our ability to integrate the acquisition or investment with our existing operations. We may experience difficulty with integrating acquired businesses, properties, or other assets, including difficulties relating to:

•	coordinating sales, distribution, and marketing functions;

•	integrating technology information systems; and

•	preserving the important licensing, distribution, marketing, customer, labor, and other relationships of the acquired assets.
Any such acquisitions, investments, or alliances could also demand significant attention from our management that would otherwise be available for our regular business operations, which could harm our business.
We have a limited ability to manage third-party risks associated with our hospitality venture investments, which could reduce our revenues, increase our costs, lower our profits, and increase our liabilities.
We participate in numerous hospitality ventures with third parties. In the future, we may also buy and develop properties in hospitality ventures with the sellers of the properties, affiliates of the sellers, developers, or other third parties. Our hospitality venture partners may have shared or majority control over the operations of our hospitality ventures. As a result, our investments in hospitality ventures involve risks that are different from the risks involved in investing in real estate independently. These risks include the possibility that our hospitality ventures or our partners:

•	go bankrupt or otherwise are unable to meet their capital contribution obligations;

•	have economic or business interests or goals that are or become inconsistent with our business interests or goals;

•	are in a position to take action contrary to our instructions, our requests, our policies, our objectives, or applicable laws;

•	subject the property to liabilities exceeding those contemplated;

•	take actions that reduce our return on investment; or

•	take actions that harm our reputation or restrict our ability to run our business.
For these and other reasons, it could be more difficult for us to sell our interest in any hospitality venture or to pursue the venture's activities, which could reduce our ability to address any problems we may have with those properties or respond to market conditions in the future and could lead to impairments of such investments. As a result, our investments in hospitality ventures could lead to impasses with our partners or situations that could harm the hospitality venture, which could reduce our revenues, increase our costs, and lower our profits.
In addition, in conjunction with financing obtained for our hospitality ventures, we may provide debt repayment guarantees, standard indemnifications to lenders for loss, liability, or damage occurring as a result of our actions or actions of the other hospitality venture owners.
If our hospitality ventures fail to provide accurate and/or timely information that is required to be included in our financial statements, we may be unable to accurately report our financial results.
Preparing our financial statements requires us to have access to information regarding the results of operations, financial position, and cash flows of our hospitality ventures. Any deficiencies in our hospitality ventures' internal controls over financial reporting may affect our ability to report our financial results accurately or prevent fraud. Such deficiencies could also result in restatements of, or other adjustments to, our previously reported or announced operating results, which could diminish investor confidence and reduce the market price for our shares. Additionally, if our hospitality ventures are unable to provide this information for any meaningful period or fail to meet expected deadlines, we may be unable to satisfy our financial reporting obligations or file our periodic reports in a timely manner.
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

Timing, budgeting, and other risks could result in delays or cancellations of our efforts to develop, redevelop, or renovate the properties that we own, or make these activities more expensive, which could reduce our profits or impair our ability to compete effectively.
We must maintain and renovate the properties that we own in order to remain competitive, maintain the value and brand standards of our properties, and comply with applicable laws and regulations. We also selectively undertake ground-up construction of properties. Often these projects include hospitality venture partners. These efforts are subject to a number of risks, including:

•	construction delays or cost overruns (including labor and materials) that may increase project costs;

•	obtaining zoning, occupancy, and other required permits or authorizations;

•	changes in economic conditions that may result in weakened or lack of demand or negative project returns;

•	governmental restrictions on the size or kind of development;

•	multi-year urban redevelopment projects, including temporary hotel closures, that may significantly disrupt hotel profits;

•	force majeure events, including earthquakes, tornadoes, hurricanes, floods, wildfires, or tsunamis; and

•	design defects that could increase costs.
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
Similarly, the cost of funding renovations and capital improvements may exceed budgeted amounts. Additionally, the timing of renovations and capital improvements can affect, and historically has affected, property performance, including occupancy and average daily rate, particularly if we need to close a significant number of rooms or other facilities, such as ballrooms, meeting spaces, or restaurants. Moreover, the investments that we make may fail to improve the performance of the properties in the manner that we expect.
Some of our existing development pipeline may not be developed into new hotels, which could materially adversely affect our growth prospects.
At December 31, 2017, our executed contract base consisted of approximately 330 hotels, or approximately 70,000 rooms. The commitments of owners and developers with whom we have agreements are subject to numerous conditions, and the eventual development and construction of our pipeline not currently under construction is subject to numerous risks, including, in certain cases, obtaining governmental and regulatory approvals and adequate financing. As a result, we cannot assure you that our entire development pipeline will be completed and developed into new hotels.
If our third-party property owners, including our hospitality venture partners, are unable to repay or refinance loans secured by the mortgaged properties, our revenues, profits, and capital resources could be reduced and our business could be harmed.
Many of the properties that our third-party property owners and our hospitality venture partners own are pledged as collateral for mortgage loans entered into when such properties were purchased or refinanced. If our third-party property owners or our hospitality venture partners are unable to repay or refinance maturing indebtedness on favorable terms or at all, the lenders could declare a default, accelerate the related debt, and repossess the property. Any sales or repossessions could, in certain cases, result in the termination of our management agreements and eliminate anticipated income and cash flows, which could negatively affect our results of operations.

If we or our third-party owners, franchisees, or development partners are unable to access the capital necessary to fund current operations or implement our plans for growth, our profits could be reduced and our ability to compete effectively could be diminished.
The hospitality industry is a capital-intensive business that requires significant capital expenditures to develop, operate, maintain, and renovate properties. Access to the capital that we or our third-party owners, franchisees, or development partners need to finance the construction of new properties or to maintain and renovate existing properties is critical to the continued growth of our business and our revenues.
The availability of capital or the conditions under which we or our third-party owners, franchisees, or development partners can obtain capital can have a significant impact on the overall level, cost, and pace of future development and therefore the ability to grow our revenues. The most recent economic downturn caused credit markets to experience significant disruption severely reducing liquidity and credit availability. Such disruptions may diminish the ability and desire of existing and potential development partners to access capital necessary to develop properties. Our ability to access additional capital could also be limited by the terms of our revolving credit facility, which restricts our ability to incur debt under certain circumstances. Additionally, if one or more of the financial institutions that support our revolving credit facility fails, we may not be able to find a replacement, which would reduce the availability of funds that we can borrow under the facility.
If we are forced to spend larger amounts of cash from operating activities than anticipated to operate, maintain, or renovate existing properties, then our ability to use cash for other purposes, including acquisition or development of other businesses, properties, brands, or other assets could be limited and our profits could be reduced. Similarly, if we cannot access the capital we need to fund our operations or implement our growth strategy, we may need to postpone or cancel planned renovations or developments, which could impair our ability to compete effectively and harm our business.
If we become liable for losses related to loans we have provided or guaranteed to third parties, our profits could be reduced.
At times, we make loans to our third-party hotel owners for hotel development expenditures when we enter into management or franchise agreements with third parties, including hospitality ventures. In certain circumstances we may also provide senior secured financing or subordinated forms of financing (also referred to as mezzanine financing) to third-party owners. We could suffer losses if third-party property owners or franchisees default on loans that we provide. Additionally, we may provide third-party lenders financial guarantees related to the timely repayment of all or a portion of the associated debt of certain of our hospitality ventures and managed hotels. The guarantees may be for the full amount of the debt or may be limited to a portion of the debt. We typically obtain reimbursement agreements from our partner(s) or other third parties with the intent to limit our exposure to our share of the debt. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 6 to our Consolidated Financial Statements" for more information related to our loans and other financing arrangements and "Exhibits and Financial Statement Schedule—Note 14 to our Consolidated Financial Statements" for more information related to our guarantees.
Our debt service obligations may adversely affect our cash flow and reduce our operational flexibility.
The terms of the indenture governing our Senior Notes (as defined in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 9 to our Consolidated Financial Statements") and those of our revolving credit facility subject us to the following:

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
A substantial decrease in operating cash flow, consolidated EBITDA (as defined in our revolving credit facility), or a substantial increase in our expenses may make it difficult for us to meet our existing debt service requirements and restrictive covenants. As a result, we could be forced to sell assets and/or modify our operations. Our existing leverage may also impair our ability to obtain additional financing for acquisitions, working capital, capital expenditures, or other purposes, if necessary, or require us to accept terms otherwise unfavorable to us.
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
If we or our third-party owners or franchisees are not able to maintain our current brand standards or we are not able to develop new initiatives, including new brands, successfully, our business and profitability could be harmed.
We manage and franchise properties owned by third parties under the terms of management and franchise agreements and expect franchise ownership to increase significantly over time. Substantially all of these agreements require third-party property owners or franchisees to comply with standards that are essential to maintaining our brand integrity and reputation. We depend on third-party property owners or franchisees to comply with these requirements by maintaining and improving properties through investments, including investments in furniture, fixtures, amenities, and personnel. If our third-party property owners or franchisees fail to make investments necessary to maintain or improve the properties we manage or franchise, our brand preference and reputation could suffer. Moreover, third-party owners or franchisees may be unwilling or unable to incur the cost of complying with brand standards for new and existing brands as such brands may evolve from time to time. As a result, we may be forced to absorb such costs to ensure that brand standards come to market in a timely fashion. Moreover, as we continue to increase our franchised hotel presence, our ability to maintain brand standards may become increasingly challenging.
In addition, we are continually developing and launching new initiatives, including new brands or marketing programs, which can be a time-consuming and expensive process. For example, in 2017 we launched World of Hyatt and acquired Miraval and exhale. We have invested capital and resources in owned real estate, property development, brand development, and brand promotion. If such initiatives are not well received by our colleagues, guests, and owners, they may not have the intended effect. We may not be able to recover the costs incurred in developing and launching new brands or other initiatives or to realize their intended or projected benefits, which could lower our profits.
We are dependent on the World of Hyatt loyalty program to build loyalty for our brands and drive revenue and our business could be negatively impacted if we are unable to successfully operate the World of Hyatt loyalty program.
We rely on the loyalty program as a platform for engagement with our most loyal guests, providing increased benefits and recognition as they continue to engage with Hyatt. We believe World of Hyatt will continue to develop loyalty by fostering personal relationships and creating emotional connections that inspire brand preference. The success of our business depends in part on attracting new customers and on the continued participation of loyalty members in the loyalty program. If guests do not accept the loyalty program or if we are unable to operate the loyalty program successfully, our business could be adversely impacted.
Labor shortages could restrict our ability to operate our properties or grow our business or result in increased labor costs that could reduce our profits.
Our success depends in large part on our ability to attract, retain, train, manage, and engage our colleagues. Our properties are staffed 24 hours a day, seven days a week by thousands of colleagues around the world. If we and our franchisees are unable to attract, retain, train, and engage skilled colleagues, our ability to manage and staff our properties adequately could be impaired, which could reduce customer satisfaction. Staffing shortages could also hinder our ability to grow and expand our business. Because payroll costs are a major component of the operating expenses at our properties, a shortage of skilled labor could also require higher wages that would increase our labor costs, which could reduce our profits and the profits of our third-party owners.

Negotiations of collective bargaining agreements, attempts by labor organizations to organize additional groups of our colleagues or changes in labor laws could disrupt our operations, increase our labor costs, or interfere with the ability of our management to focus on executing our business strategies.
Certain of our properties are subject to collective bargaining agreements, similar agreements, or regulations enforced by governmental authorities. If relationships with our colleagues, other field personnel, or the unions that represent them become adverse, the properties we manage or own could experience labor disruptions such as strikes, lockouts, and public demonstrations. Labor disruptions, which are generally more likely when collective bargaining agreements are being renegotiated, could harm our relationship with our colleagues or cause us to lose guests. Further, adverse publicity in the marketplace related to union messaging could further harm our reputation and reduce customer demand for our services. Labor regulation, including minimum wage legislation, could lead to higher wage and benefit costs, changes in work rules that raise operating expenses, legal costs, and limitations on our ability or the ability of our third-party property owners to take cost saving measures during economic downturns.
We and our third-party property owners may also become subject to additional collective bargaining agreements in the future. Potential changes in the federal regulatory scheme could make it easier for unions to organize groups of our colleagues. If such changes take effect, more of our colleagues or other field personnel could be subject to increased organizational efforts, which could potentially lead to disruptions or require more of our management's time to address unionization issues. These or similar agreements, legislation, or changes in regulations could disrupt our operations, hinder our ability to cross-train and cross-promote our colleagues due to prescribed work rules and job classifications, reduce our profitability, or interfere with the ability of our management to focus on executing our business strategies.
Our franchisees and their hotel operators also currently may be or may become subject to collective bargaining agreements. Labor disruptions, labor regulation, and negotiation of labor agreements may be disruptive to a franchisee’s operations which could impact our franchised fee income or harm our reputation. We do not have the ability to control the negotiations of collective bargaining agreements covering unionized labor employed by third-party property owners and franchisees.
The loss of our senior executives or key field personnel, such as our general managers, could significantly harm our business.
Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our senior executives. We have entered into employment letter agreements with certain of our senior executives. However, we cannot guarantee that these individuals will remain with us. Finding suitable replacements for our senior executives could be difficult. We currently do not have a life insurance policy or key person insurance policy with respect to any of our senior executives. Losing the services of one or more of these senior executives could adversely affect our strategic relationships, including relationships with our third-party property owners, franchisees, hospitality venture partners, and vendors, and limit our ability to execute our business strategies.
We also rely on the general managers at each of our managed properties to run daily operations and oversee our colleagues. These general managers are trained professionals in the hospitality industry and have extensive experience in many markets worldwide. The failure to retain, train, or successfully manage our general managers for our properties could negatively affect our operations.
Our failure to comply with applicable laws and regulations may increase our costs, reduce our profits, or limit our growth.
Our business, properties, and colleagues are subject to a variety of laws and regulations. Generally, these laws and regulations address our sales and marketing and advertising efforts, our handling of privacy issues and customer data, our anti-corruption efforts, our ability to obtain licenses for business operations such as sales of food and liquor, and matters relating to immigration, the environment, health and safety, health care, gaming, competition and trade, among other things.
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
Vacation ownership license agreement with ILG
In connection with the sale of our vacation ownership business to ILG in 2014, we license to ILG the right to develop, operate, manage, sell, and market vacation ownership resorts using the Hyatt brand. Affiliates of ILG or approved third parties are required to conduct these activities pursuant to operational and performance requirements set forth in the license agreement, but we are exposed to the risks of ILG defaulting under the license agreement. If we are unable to maintain a good relationship with ILG and/or the licensing agreement terminates due to a default by ILG, our revenues could decrease and we may be unable to maintain or expand our presence in the vacation ownership segment. Contractual and other disagreements could expose us to liability or result in litigation costs or other expenses, which could lower our profits.
International Operations
Our business operations in countries outside the United States are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act ("FCPA") as well as trade sanctions administered by the Office of Foreign Assets Control ("OFAC") and the Commerce Department. The FCPA is intended to prohibit bribery of foreign officials or parties and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies' transactions. OFAC and the Commerce Department administer and enforce economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations, and individuals. Some of our business operations are also subject to the laws and regulations of non-U.S. jurisdictions, including the U.K. Bribery Act and anti-corruption legislation in the countries in which we conduct operations.
If we, or our hospitality ventures, fail to comply with these laws and regulations, we could be exposed to claims for damages, financial penalties, reputational harm, incarceration of our colleagues, or restrictions on our operation or ownership of hotels and other properties, including the termination of our management, franchise, and ownership rights. These restrictions could increase our costs of operations, reduce our profits, or cause us to forgo development opportunities that would otherwise support our growth.
The Iran Threat Reduction and Syria Human Rights Act of 2012 could result in investigations by the U.S. Government against our Company and could harm our reputation and brands.
The Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRSHR Act") expanded sanctions against Iran and Syria. In addition, the ITRSHR Act instituted disclosure requirements in annual and quarterly reports for public companies engaged in, or affiliated with an entity engaged in, specified activities under the ITRSHR Act. A company subject to Section 219 of the ITRSHR Act must make detailed disclosures about certain activities knowingly conducted by it or any of its affiliates. No activities in 2017 required any disclosure. In the event Hyatt were to engage in certain activities that are subject to disclosure pursuant to Section 219 of the ITRSHR Act and Section 13(r) of the Exchange Act, we would be required to separately file, concurrently with any ITRSHR Act disclosure, a notice that such activities were disclosed in our quarterly or annual report filings, which notice must also contain the information required by Section 13(r) of the Exchange Act. The SEC is required to post this notice of disclosure on its website and send the report to the President and certain Congressional committees. The President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed on the Company. Disclosure of such activities, even if they are not subject to sanctions under applicable law, and any sanction actually imposed on us or our affiliates as a result of these activities, could harm our reputation and brands and have a negative impact on our results of operations.

Adverse judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profits or limit our ability to operate our business.
In the normal course of our business, we are often involved in various legal proceedings. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, there could be a material adverse effect on our financial condition and results of operations. Additionally, we could become the subject of future claims by third parties, including current or former third-party property owners or franchisees, guests who use our properties, our employees, our investors, or regulators. Any significant adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. Further, we may incur costs related to claims for which we have appropriate third-party indemnity if such third parties fail to fulfill their contractual obligations.
The extensive environmental requirements to which we are subject could increase our environmental costs and liabilities, reduce our profits, or limit our ability to run our business.
Our operations and the properties we develop, own, and manage are subject to extensive environmental laws and regulations of various federal, state, local, and foreign governments, including requirements addressing:

•	health and safety;

•	the use, management, storage, and disposal of hazardous substances and wastes;

•	discharges of waste materials into the environment, such as refuse or sewage;

•	water discharge and supply; and

•	air emissions.
We could be subject to liability under some of these laws for the costs of investigating or remediating hazardous substances or wastes on, under, or in real property we currently or formerly manage, own, or develop, or third-party sites where we sent hazardous substances or wastes for disposal. We could be held liable under these laws regardless of whether we knew of, or were at fault in connection with, the presence or release of any such hazardous or toxic substances or wastes. Some of these laws make each covered person responsible for all of the costs involved, even if more than one person may have been responsible for the contamination. Furthermore, a person who arranges for hazardous substances or wastes to be transported, disposed of, or treated offsite, such as at disposal or treatment facilities, may be liable for the costs of removal or remediation if those substances are released into the environment by third parties at such disposal or treatment facilities. The presence or release of hazardous or toxic substances or wastes, or the failure to properly clean up such materials, could cause us to incur significant costs, or jeopardize our ability to develop, use, sell, or rent real property we own or operate or to borrow using such property as collateral.
Other laws and regulations require us to manage, abate, or remove materials containing hazardous substances such as mold, lead, or asbestos during demolitions, renovations, or remodeling at properties that we develop, own, or manage or to obtain permits for certain of our equipment or operations. The costs of such management, abatement, removal, or permitting could be substantial. Further, we may be subject to common law claims by third parties based on damages and costs resulting from violations of environmental regulations or from contamination associated with one or more of our properties. Complying with these laws and regulations, or addressing violations arising under them, could increase our environmental costs and liabilities, reduce our profits, or limit our ability to run our business. Existing environmental laws and regulations may be revised or new more stringent laws and regulations related to global climate change, air quality, or other environmental and health concerns may be adopted or become applicable to us. The identification of new areas of contamination, a change in the extent or known scope of contamination or changes in cleanup requirements, or the adoption of new requirements governing our operations could have a material adverse effect on our results or operations, financial condition, and business.

If the insurance that we, our owners, hospitality ventures, or franchisees carry does not sufficiently cover damage or other potential losses or liabilities involving properties that we own, manage, or franchise, our profits could be reduced.
We, our owners, hospitality ventures, and our franchisees carry insurance from solvent insurance carriers that we believe is adequate for foreseeable losses and with terms and conditions that are reasonable and customary. Nevertheless, market forces beyond our control could limit the scope of the insurance coverage that we, our owners, hospitality ventures, or our franchisees can obtain or restrict our ability, our owners' ability, or our franchisees' ability to buy insurance coverage at reasonable rates. In the event of a substantial loss, the insurance coverage that we carry, our owners, hospitality ventures, or franchisees carry may not be sufficient to pay the full value of our financial obligations, our liabilities, or the replacement cost of any lost investment or property loss. In addition, there are other risks that may fall outside of the general coverage limits of our policies, may be uninsurable, or with respect to which the cost of insurance is too expensive to justify. In some cases, these factors could result in certain losses being completely uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenues, profits, management fees, or incentive income from the property, we could remain obligated for performance guarantees in favor of third-party property owners or for their debt or other financial obligations, suffer an uninsured or underinsured property loss or we may not have sufficient insurance to cover awards of damages resulting from our liabilities. If the insurance that we carry, our owners, hospitality ventures, or franchisees carry does not sufficiently cover damages or other losses or liabilities, our profits could be adversely affected.
Any failure to protect our trademarks and intellectual property could reduce the value of our brand names and harm our business.
The reputation and perception of our brands are critical to our success in the hospitality industry. We regularly apply to register our trademarks in the United States and other countries. However, we cannot assure you that those trademark registrations will be granted or that the steps we take to protect our trademarks or intellectual property in the United States and other countries will be adequate to prevent others, including third parties or former colleagues, from copying or using our trademarks or intellectual property without authorization. Our intellectual property is also vulnerable to unauthorized use in some countries outside the United States, where we may not be adequately protected by local law. If our trademarks or intellectual property are copied or used without authorization, the value of our brands, their reputation, our competitive advantages, and our goodwill could be harmed.
Monitoring the unauthorized use of our intellectual property is difficult. We may need to resort to litigation to enforce our intellectual property rights. Litigation of this type could be costly, force us to divert our resources, lead to counterclaims or other claims against us, or otherwise harm our business.
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
In addition, we may be required to indemnify third-party owners of the hotels we manage or franchise for any losses they incur as a result of any such third-party infringement claims. Any necessary royalty or licensing agreements may not be available to us on acceptable terms. Any costs, lost revenues, changes to our business, or management attention related to intellectual property claims against us, whether successful or not, could impact our business.

Changes in federal, state, local, or foreign tax law, interpretations of existing tax law, or agreements or disputes with tax authorities could affect our profitability and financial condition by increasing our tax costs.
Our global operations subject us to income and non-income based taxes such as sales, use, value added, goods and services, payroll, property, and franchise taxes in numerous jurisdictions. Our future tax expenses and liabilities could be affected by changes in tax laws or the interpretation of the tax laws, as well as changes in our business operations. Our future tax expense could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time the U.S. federal, state, local, and foreign governments make substantive changes to tax rules and the application thereof, such as recent U.S. tax legislation, discussed below, and the Base Erosion and Profit Shifting project ("BEPS") being undertaken by the Organization for Economic Cooperation and Development. Although we believe our transfer pricing policy implemented in 2015 is in alignment with BEPS, we have filed an Advanced Pricing Agreement request to obtain certainty regarding our transfer pricing policy. Legislative and tax treaty changes and the interpretation thereof could result in materially higher corporate taxes than would be incurred under existing tax law or interpretation and could adversely impact profitability. State and local tax authorities have also increased their efforts to increase revenues through changes in tax law and audits. Such changes and proposals, if enacted, could increase our future effective income tax rates.
We are subject to on-going and periodic audits by the Internal Revenue Service ("IRS") and various state, local, and foreign tax authorities and currently are engaged in disputes with certain of such tax authorities. We believe we have established adequate reserves for potential tax liabilities, but the final amount of taxes assessed and paid could exceed the amount of such reserves, which could reduce our profits and cash position. We are a party to certain agreements with foreign tax authorities that reduce or defer the amount of tax we pay. The expiration of such agreements, or changes in circumstances or in interpretation of such agreements, could increase our tax costs.
Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations, and cash flows.
Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, modifying the tax treatment of like kind exchanges, adopting elements of a territorial tax system, imposing a one-time transition tax (or "deemed repatriation tax") on all undistributed earnings and profits of certain U.S. owned foreign corporations, introducing new anti-base erosion provisions, revising the rules governing net operating losses and the rules governing foreign tax credits, repealing the performance-based compensation exception to the $1 million deduction limit on executive compensation and expanding the scope of employees to whom the limit applies, and eliminating the deductibility of certain fringe benefits. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities, or how the changes will be viewed by foreign governments.
Our analysis and interpretation of this legislation is preliminary and ongoing, and the financial statement impact of the elements of tax reform may be incomplete. We have identified the change in the corporate tax rate, the deemed repatriation tax, and certain other changes to U.S. taxation of amounts earned abroad as having an impact on our financial statements. There may be other material adverse effects resulting from the legislation that we have not yet identified. While some of the changes made by the tax legislation may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial. We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us.

We are exposed to counterparty and credit risk and fluctuations in the market values of our investment portfolio.
All of our cash that is not required to fund our daily operating activities is invested in interest bearing investments with a greater focus placed on capital preservation than on investment return. The majority of our cash and cash equivalent balances are held on deposit with high quality financial institutions that hold long-term ratings of at least BBB or Baa from S&P or Moody's, respectively, and in AAA-rated money market funds. As such, we are exposed to counterparty risk on our cash and cash equivalent balances at December 31, 2017. We also have established investment accounts for purposes of investing portions of our cash resources for the World of Hyatt loyalty program, certain benefit programs, and captive insurance company. Although we have not recognized any significant losses to date on these investments, any significant declines in their market values could materially adversely affect our financial condition and operating results. Credit ratings and pricing of these investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk, or other factors. As a result, the value and liquidity of our investments could decline and result in impairments, which could materially adversely affect our financial condition and operating results.
Risks Related to Share Ownership and Other Stockholder Matters
Our stock price has been and is likely to continue to be volatile, and you may not be able to resell shares of your Class A common stock at or above the price you paid.
The stock market in general, and hospitality companies in particular, including us, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the underlying businesses. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of shares of our Class A common stock in spite of our operating performance. In addition, companies that own or lease a greater proportion of properties have at times experienced disproportionate volatility and price and volume fluctuations and we expect this dynamic to continue. These broad market and industry factors may seriously harm the market price of our Class A common stock, regardless of our actual operating performance.
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

•	stock price performance of our competitors;

•	fluctuations in stock market prices and volumes in the U.S. and abroad;

•	low investor confidence;

•	default on our indebtedness or foreclosure of our properties;

•	changes in senior management or key personnel;

•	downgrades or changes in financial estimates by securities analysts or negative reports published by securities analysts about our business or the hospitality industry in general;

•	negative earnings or other announcements by us or other hospitality companies;

•	downgrades in our credit ratings or the credit ratings of our competitors;

•	issuances or repurchases of equity or debt securities;

•	a decision to pay or not to pay dividends;

•	terrorist activities or threats of such activities, civil or political unrest, or war; and

•	global economic, legal, and regulatory factors unrelated to our performance.
Volatility in the market price of our Class A common stock may prevent investors from being able to sell their Class A common stock at or above the price at which they purchased the stock. As a result, investors may suffer a loss on their investment.
Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company's securities. This litigation, if instituted against us, could result in substantial costs, reduce our profits, divert our management's attention and resources, and harm our business.
There can be no assurance that we will declare or pay dividends in the future or that we will continue to repurchase shares pursuant to our share repurchase program consistent with historical amounts or at all.
On February 14, 2018, we announced that our board of directors declared a cash dividend of $0.15 per share of Class A common stock and Class B common stock for the first quarter of 2018. Further, pursuant to our share repurchase program, we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. Our dividend payments or share repurchase program may change from time to time, and we may not continue to declare dividends or repurchase shares in any particular amounts or at all. Our repurchase program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares and the timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the timing and amount of cash proceeds from asset dispositions, the timing and amount of any 1031 exchange transactions and other tax-planning matters, the trading price of our common stock, the nature of other investment opportunities, and other factors as our board of directors may deem relevant from time to time. A reduction in or elimination of our dividend payments or repurchase activity could have a negative effect on our stock price, increase volatility or fail to enhance shareholder value. The actual declaration and payment of future dividends, the amount of any such dividends, and the establishment of record and payment dates, if any, are subject to determination by our board of directors after its review of our business strategy, applicable debt covenants and financial performance and position, and other factors as our board of directors may deem relevant from time to time. Our declaration and payment of future dividends is subject to risks and uncertainties, including: deterioration of our financial performance or position, inability to declare a dividend in compliance with applicable laws or debt covenants, an increase in our cash needs or decrease in available cash, and the business judgment of the board of directors that a declaration of a dividend is not in the best interest of our shareholders.
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

•
Lock-up agreements entered into with stockholders party to our 2007 Stockholders' Agreement limit the ability of these stockholders to sell their shares to any person who would be required to file a Schedule 13D with the SEC disclosing an intent to acquire the shares other than for investment purposes and, in certain instances, to competitors of ours in the hospitality, lodging, or gaming industries.

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

•
Our board of directors may, without stockholder approval, issue series of preferred stock, or rights to acquire preferred stock, that could dilute the interest of, or impair the voting power of, holders of our common stock or could also be used as a method of discouraging, delaying, or preventing a change of control.

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
Our Class B common stock is entitled to ten votes per share and our Class A common stock is entitled to one vote per share. At January 31, 2018, Pritzker family business interests beneficially own, in the aggregate, 68,348,342 shares, or approximately 96.8%, of our Class B common stock, and 36,544, or less than 0.1%, of Class A common stock, representing approximately 57.6% of the outstanding shares of our common stock and approximately 90.6% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests will be able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors, a merger, consolidation, or sale of all or substantially all of our assets and any other significant transaction. While the voting agreements are in effect, they may provide our board of directors with the effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. This concentrated control will limit your ability to influence corporate matters, and the interests of Pritzker family business interests may not coincide with our interests or your interests. As a result, we may take actions that you do not believe to be in our interests or your interests and that could depress our stock price. See also "—Voting agreements entered into with or among our major stockholders, including Pritzker family business interests, will result in a substantial number of our shares being voted consistent with the recommendation of our board of directors, and may limit your ability to influence the election of directors and other matters submitted to stockholders for approval."
In addition, the difference in the voting rights between our Class A common stock and Class B common stock could diminish the value of the Class A common stock to the extent that investors or any potential future purchasers of our common stock ascribe value to the superior voting rights of the Class B common stock.
Disputes among Pritzker family members and among Pritzker family members and the trustees of the Pritzker family trusts may result in significant distractions to our management, disrupt our business, have a negative effect on the trading price of our Class A common stock, and/or generate negative publicity about Hyatt and the Pritzker family.
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
Disputes among Pritzker family members, and between and among beneficiaries of the Pritzker family trusts and the trustees of such trusts, including with respect to Hyatt, may arise or continue in the future. If such disputes occur, they may result in significant distractions to our management, disrupt our business, have a negative effect on the trading price of our Class A common stock, and/or generate negative publicity about Hyatt and Pritzker family members, including Pritzker family members involved with Hyatt.

Voting agreements entered into with or among our major stockholders, including Pritzker family business interests, will result in a substantial number of our shares being voted consistent with the recommendation of our board of directors, and may limit your ability to influence the election of directors and other matters submitted to stockholders for approval.
Pritzker family business interests, which beneficially own at January 31, 2018, directly or indirectly, 68,384,886 shares, or 57.6% of our total outstanding common stock and control approximately 90.6% of our total voting power, have entered into a voting agreement with respect to all shares of common stock beneficially owned by Pritzker family business interests. During the term of the voting agreement, which expires on the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by non-Pritzker family business interests, Pritzker family business interests have agreed to vote their shares of our common stock consistent with the recommendation of our board of directors with respect to all matters (assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker)) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). In addition, at January 31, 2018, the stockholders party to the 2007 Stockholder's Agreement beneficially own, in the aggregate, approximately 3.2% of our outstanding Class B common stock, representing approximately 3.0% of the total voting power of our outstanding common stock. Pursuant to the 2007 Stockholder's Agreement, the stockholders party thereto have entered into a voting agreement with us, with respect to the shares of common stock that they beneficially own, and have agreed to vote their shares of common stock consistent with the recommendation of our board of directors, without any separate requirement that our independent directors agree with the recommendation. These voting agreements expire on the date that Thomas J. Pritzker is no longer chairman of our board of directors. See Part I, Item 1, "Business—Stockholder Agreements."
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
Future sales in the public market of Class A common stock issuable upon conversion of Class B common stock, or the perception in the market that the holders of a large number of shares of Class B common stock intend to sell shares, could reduce the market price of our Class A common stock. At January 31, 2018, we had 48,102,805 shares of Class A common stock outstanding and 70,618,737 shares of Class B common stock outstanding.
At January 31, 2018, 48,076,588 shares of Class A common stock are freely tradable in the public market without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act") unless these shares are held by any of our "affiliates," as that term is defined in Rule 144 under the Securities Act ("Rule 144"). The remaining 26,217 outstanding shares of Class A common stock and 70,618,737 outstanding shares of Class B common stock are deemed "restricted securities," as that term is defined in Rule 144. Restricted securities may be sold in the public market only if they are registered under the Securities Act or they qualify for an exemption from registration under Rule 144 or Rule 701 under the Securities Act ("Rule 701"). Of these restricted securities, 2,270,395 shares of Class B common stock are held by shareholders party to the 2007 Stockholders' Agreement and are otherwise eligible to be sold at any time, subject to the applicable rights of first refusal, "drag along" rights and other restrictions contained in the 2007 Stockholders' Agreement. See Part I, Item 1, "Business—Stockholder Agreements—2007 Stockholders' Agreement." Another 14,203 shares of Class A common stock that are deemed restricted securities are otherwise eligible to be sold at any time.
The rest of the restricted securities, consisting of 68,348,342 shares of Class B common stock and 12,014 shares of Class A common stock, together with 24,530 shares of Class A common stock previously registered, are subject to contractual lock-up and certain other restrictions contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement as described in Part I, Item 1, "Business—Stockholder Agreements." These contractual restrictions may be amended, waived, or terminated by the parties to those agreements in accordance with the terms of such agreements without our consent and without notice; the 25% limitation on sales of our common stock may, with respect to each 12 month period, be increased to a higher percentage or waived entirely by the unanimous affirmative vote of our independent directors (excluding for such purposes any Pritzker). All such shares of Class A common stock, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, will be eligible for resale in compliance with Rule 144 or Rule 701 to the extent the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement or the Amended and Restated Foreign Global Hyatt Agreement, as applicable, are waived or terminated with respect to such shares.
Assuming the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement are not amended, waived, or terminated and that there are no transfers of shares amongst Pritzker family stockholders, and further assuming the parties to these agreements sell the maximum amount permitted to be sold during the first time period that such shares are eligible to be sold as set forth below, and subject to any applicable restrictions contained in such agreements and the provisions of Rule 144 and/or Rule 701, the securities eligible to be sold by Pritzker family stockholders under the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement will be available for sale in the public market as follows:

Time Period	Number of Shares*
During the 12 month period from November 5, 2017 through November 4, 2018	19,689,235
During the 12 month period from November 5, 2018 through November 4, 2019	15,980,129
During the 12 month period from November 5, 2019 through November 4, 2020	10,602,497
During the 12 month period from November 5, 2020 through November 4, 2021	6,419,886
During the 12 month period from November 5, 2021 through November 4, 2022	6,419,886
During the 12 month period from November 5, 2022 through November 4, 2023	6,271,290
During the 12 month period from November 5, 2023 through November 4, 2024	3,001,963
*The foregoing numbers are based on information at January 31, 2018 and assume that the maximum number of shares permitted to be sold during each period set forth above are, in fact, sold during each such period. To the extent any shares are not sold during the first time period that such shares are eligible to be sold as described above, the number of shares that may be sold in subsequent time periods may change.
In addition, at December 31, 2017, 4,267,423 shares of our Class A common stock were reserved for issuance under the Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan ("LTIP"). These shares of Class A common stock will become eligible for sale in the public market once those shares are issued or awarded under our LTIP, subject to provisions of various award agreements and Rule 144, as applicable. In addition, 483,783 shares of our Class A common stock were reserved for issuance under the Hyatt Hotels Corporation Employee Stock Purchase Plan ("ESPP"), 1,169,195 shares of our Class A common stock remained available for issuance pursuant to the Amended and Restated Hyatt Corporation Deferred Compensation Plan ("DCP") and 300,000 shares of Class A common stock remained available for issuance pursuant to the Hyatt International Hotels Retirement Plan (commonly known as the Field Retirement Plan) ("FRP").
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
Holders of 70,618,737 shares of our Class B common stock (or 59.5% of our total outstanding shares of common stock at January 31, 2018), including Pritzker family business interests, have rights, subject to certain conditions, to require us to file registration statements registering sales of shares of Class A common stock acquired upon conversion of such Class B common stock or to include sales of such shares of Class A common stock in registration statements that we may file for ourselves or for other stockholders. In order to exercise such registration rights, the holder must be permitted to sell shares of its common stock under applicable lock-up restrictions. See "—A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well" and Part I, Item 1, "Business—Stockholder Agreements" for additional information with respect to these lock-up provisions. Subject to compliance with applicable lock-up agreements, shares of Class A common stock sold under the registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of Class A common stock issuable upon conversion of shares of Class B common stock are sold in the public market, such sales could reduce the trading price of our Class A common stock. These sales also could impede our ability to raise future capital. Additionally, we will bear all expenses in connection with any such registrations (other than underwriting discounts).
Following our decision in May 2017 to file a shelf registration statement on Form S-3 pursuant to Rule 415 of the Securities Act, certain stockholders party to the Registration Rights Agreement, dated as of August 28, 2007, as amended, among us and the stockholders party to the 2007 Stockholders' Agreement, elected to exercise their "piggyback" registration rights with respect to 12,654,050 shares of Class A common stock issuable upon conversion of shares of Class B common stock, and certain stockholders party to the Registration Rights Agreement, dated as of October 12, 2009, among Hyatt and the Pritzker family business interests party thereto, elected to exercise their piggyback registration rights with respect to 8,470 shares of Class A common stock and 15,607,761 shares of Class A common stock issuable upon conversion of shares of Class B common stock. On May 22, 2017, the Company filed an automatic effective shelf registration statement with the SEC to register the resale of such aggregate 28,270,281 shares. In connection with such registration, all other holders of registration rights, including trustees of trusts for the benefit of Thomas J. Pritzker and his lineal descendants (including Jason Pritzker), elected not to exercise their piggyback registration rights.
On May 22, 2017 and August 8, 2017, entities affiliated with Goldman Sachs & Co. LLC sold, respectively, 4,000,000 and 8,654,050 shares of Class A common stock issuable upon conversion of shares of Class B common stock pursuant to the May 2017 shelf registration statement. Additionally, in November 2017, (i) the Pritzker Family Foundation sold to the Company pursuant to a repurchase transaction and into the public market pursuant to Rule 144 an aggregate of 1,830,094 shares of Class A common stock issuable upon conversion of Class B common stock, (ii) a trust and a limited partnership for the benefit of Daniel F. Pritzker and/or certain of his lineal descendants sold into the public market pursuant to Rule 144 an aggregate of 111,003 shares of Class A common stock and 218,897 shares of Class A common stock issuable upon conversion of shares of Class B common stock, respectively, and (iii) a trust for the benefit of Penny Pritzker and/or certain of her lineal descendants sold into the public market pursuant to Rule 144 an aggregate of 600,000 shares of Class A common stock issuable upon conversion of shares of Class B common stock, and in January 2018, trusts and limited partnerships for the benefit of Daniel F. Pritzker and/or certain of his lineal descendants sold into the public market pursuant to Rule 144 an aggregate of 135,100 shares of Class A common stock issuable upon conversion of shares of Class B common stock. After giving effect to these November 2017 and January 2018 sale transactions, as of the date of this filing, 12,721,137 shares of the 28,270,281 shares originally registered for resale on the May 2017 shelf registration statement continue to be eligible to be sold pursuant to the May 2017 shelf registration statement during the 12 month period commencing November 5, 2017 through November 4, 2018 under the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement. Furthermore, as a result of these sale transactions, entities affiliated with Goldman Sachs & Co. LLC and the Pritzker Family Foundation no longer hold any shares registered for resale on the May 2017 shelf registration statement. Subsequent to November 4, 2018, and assuming no further sales, 13,786,137 shares of 28,270,281 shares originally registered for resale on the May 2017 shelf registration statement will continue to be eligible to be sold pursuant to the May 2017 shelf registration statement. Additional shares may be registered on the shelf registration statement in the future as such shares are eligible to be sold in accordance with the registration rights agreements and lock-up restrictions. See "—A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well" for additional information with respect to the lock-up provisions.
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
If we were or were to become a USRPHC, a non-U.S. holder may be subject to U.S. federal income tax on gain realized on the disposition of our Class B common stock. Such tax would apply if on the date such non-U.S. holder actually or constructively acquired Class B common stock, and on any date on which such non-U.S. holder acquires additional Class B common stock, the aggregate fair market of the Class B common stock it actually and constructively owns is greater than 5% of the fair market value of our Class A common stock on such date. Certain dispositions of substantial amounts of Class B common stock by non-U.S. holders may be subject to withholding under section 1445 of the Internal Revenue Code.

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
The following table sets forth a description of each owned or leased property in the Hyatt portfolio of properties, excluding branded spas and fitness studios, at December 31, 2017.

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Owned and Leased Hotels

Full Service
Americas Owned:
Park Hyatt Chicago	Chicago, IL	198		100%
Park Hyatt New York	New York, NY	210		100%
Grand Hyatt New York (4)	New York, NY	1,298		100%
Grand Hyatt Rio de Janeiro	Rio de Janeiro, Brazil	436		100%
Grand Hyatt San Antonio (4)	San Antonio, TX	1,003		100%
Grand Hyatt San Francisco	San Francisco, CA	660		100%
Hyatt Regency Aruba Resort Spa and Casino (4)	Palm Beach, Aruba, Dutch Caribbean	357		100%
Hyatt Regency Atlanta	Atlanta, GA	1,260		100%
Hyatt Regency Baltimore Inner Harbor (4)	Baltimore, MD	488		100%
Hyatt Regency Coconut Point Resort and Spa	Bonita Springs, FL	454		100%
Hyatt Regency Green Bay	Green Bay, WI	241		100%
Hyatt Regency Greenwich	Old Greenwich, CT	373		100%
Hyatt Regency Lake Tahoe Resort, Spa and Casino	Incline Village, NV	422		100%
Hyatt Regency Long Beach (4)	Long Beach, CA	528		100%
Hyatt Regency Lost Pines Resort and Spa	Lost Pines, TX	491		100%
Hyatt Regency Mexico City	Mexico City, Mexico	755		100%
Hyatt Regency Miami (4)	Miami, FL	615		100%
Hyatt Regency O'Hare	Rosemont, IL	1,095		100%
Hyatt Regency Orlando	Orlando, FL	1,641		100%
Hyatt Regency San Antonio Riverwalk (4)	San Antonio, TX	630		100%
Andaz Maui at Wailea Resort	Wailea, HI	301		100%
Hyatt Centric The Pike Long Beach (4)	Long Beach, CA	138		100%
The Confidante Miami Beach	Miami Beach, FL	363		100%
The Driskill (4)	Austin, TX	189		100%
Americas Owned		14,146	24

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Americas Leased:
Hyatt Regency San Francisco (3) (6)	San Francisco, CA	804		—%
Andaz West Hollywood (3) (6)	West Hollywood, CA	239		—%
Americas Leased		1,043	2

Total Americas Owned and Leased Hotels		15,189	26

EAME/SW Asia Owned:
Park Hyatt Paris-Vendôme	Paris, France	153		100%
Park Hyatt Zurich (4)	Zurich, Switzerland	138		100%
Hyatt Regency Baku	Baku, Azerbaijan	159		100%
Hyatt Regency Bishkek (4)	Bishkek, Kyrgyz Republic	178		98%
Andaz London Liverpool Street (7)	London, England	267		100%
EAME/SW Asia Owned		895	5

EAME/SW Asia Leased:
Grand Hyatt Berlin (3) (6)	Berlin, Germany	342		—%
Hyatt Regency Cologne (3) (6)	Cologne, Germany	306		—%
Hyatt Regency Mainz (3) (6)	Mainz, Germany	268		—%
Andaz Amsterdam, Prinsengracht (3) (6)	Amsterdam, The Netherlands	122		—%
EAME/SW Asia Leased		1,038	4

Total EAME/SW Asia Owned and Leased Hotels		1,933	9

ASPAC Owned:
Grand Hyatt Seoul	Seoul, South Korea	601		100%
ASPAC Owned		601	1

Total Full Service Owned and Leased Hotels		17,723	36

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Select Service
Owned:
Hyatt House Irvine/John Wayne Airport	Anaheim/Santa Ana, CA	149		100%
Select Service Owned:		149	1

Leased:
Hyatt Place Amsterdam Airport (3) (6)	Amsterdam, The Netherlands	330		—%
Hyatt Place Atlanta/Buckhead (2)	Atlanta, GA	171		—%
Select Service Leased:		501	2

Total Select Service Owned and Leased Hotels		650	3

Wellness
Travaasa Austin	Austin, TX	120		100%
Cranwell Spa & Golf Resort	Lenox, MA	148		95%
Miraval Arizona Resort and Spa (8)	Tucson, AZ	131		100%

Total Wellness Owned and Leased		399	3

Unconsolidated Hospitality Venture Hotels

Full Service
Americas Unconsolidated Hospitality Ventures:
Grand Hyatt São Paulo	São Paulo, Brazil	467		50%
Hyatt Regency Andares Guadalajara	Zapopan, Mexico	257		50%
Hyatt Regency Columbus (4)	Columbus, OH	633		24%
Hyatt Regency Crystal City at Reagan National Airport	Arlington, VA	686		50%
Hyatt Regency Huntington Beach Resort and Spa	Huntington Beach, CA	517		40%
Hyatt Regency Jersey City on the Hudson	Jersey City, NJ	351		50%
Hyatt Regency Minneapolis	Minneapolis, MN	645		50%
Hyatt at The Bellevue	Philadelphia, PA	172		50%
Andaz Mayakoba Resort Riviera Maya	Playa del Carmen, Mexico	214		40%
Americas Unconsolidated Hospitality Ventures		3,942	9

EAME/SW Asia Unconsolidated Hospitality Ventures:
Park Hyatt Hamburg (3) (5)	Hamburg, Germany	252		—%
Park Hyatt Milan	Milan, Italy	106		30%
Grand Hyatt Mumbai	Mumbai, India	547		50%
Hyatt Regency Ahmedabad	Ahmedabad, India	210		50%
Andaz Delhi	New Delhi, India	401		50%
EAME/SW Asia Unconsolidated Hospitality Ventures		1,516	5

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
ASPAC Unconsolidated Hospitality Ventures:
Grand Hyatt Bali	Bali, Indonesia	636		10%
ASPAC Unconsolidated Hospitality Ventures		636	1

Total Full Service Unconsolidated Hospitality Ventures		6,094	15

Select Service Unconsolidated Hospitality Ventures
Hyatt Place Celaya	Celaya, Mexico	145		50%
Hyatt Place Ciudad del Carmen	Ciudad del Carmen, Mexico	140		50%
Hyatt Place Denver/Downtown	Denver, CO	248		50%
Hyatt Place Fair Lawn/Paramus	Fair Lawn, NJ	143		40%
Hyatt Place La Paz	La Paz, Mexico	151		50%
Hyatt Place Los Cabos	San Jose del Cabo, Mexico	157		50%
Hyatt Place Panama City/Downtown	Panama City, Panama	165		29%
Hyatt Place São José do Rio Preto	São José do Rio Preto, Brazil	152		70%
Hyatt Place San Juan/City Center	San Juan, Puerto Rico	149		50%
Hyatt Place Tijuana	Tijuana, Mexico	145		50%
Hyatt House Boston/Waltham	Waltham, MA	135		40%
Hyatt House Denver/Downtown	Denver, CO	113		50%
Total Select Service Unconsolidated Hospitality Ventures		1,843	12

Total Unconsolidated Hospitality Ventures		7,937	27

(1)	Unless otherwise indicated, ownership percentages include both the property and the underlying land.

(2)	Property is accounted for as a capital lease.

(3)	Property is accounted for as an operating lease.

(4)	Our ownership interest in the property is subject to a third-party ground lease on the land.

(5)	We own a 50% interest in the entity that is the operating lessee and it is an unconsolidated hospitality venture.

(6)	We own a 100% interest in the entity that is the operating lessee.

(7)	Our ownership interest is derived through a long leasehold interest in the hotel building, with a nominal annual rental payment.

(8)
The ownership structure is comprised of common and preferred shareholders. We own 100% of the common, voting shares, while 26% of the total outstanding shares are preferred shares owned by independent third parties.

Below is a summary of our Hyatt managed, franchised, and owned and leased hotels by segment for all periods presented.

	December 31, 2017		December 31, 2016		December 31, 2015
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Americas Management and Franchising - Full and Select Service Hotels
Full Service Hotels
Managed	118	61,154	120	60,806	115	60,388
Franchised	52	15,636	46	13,837	40	12,191
Full Service Hotels	170	76,790	166	74,643	155	72,579
Select Service Hotels
Managed	64	9,137	65	9,237	59	8,329
Franchised	293	40,607	260	35,869	236	32,126
Select Service Hotels	357	49,744	325	45,106	295	40,455
ASPAC Management and Franchising
Full Service Hotels
Managed	80	29,173	75	27,669	68	24,848
Franchised	3	1,286	3	1,286	3	1,284
Full Service Hotels	83	30,459	78	28,955	71	26,132
Select Service Hotels
Managed	15	2,533	5	826	1	144
Select Service Hotels	15	2,533	5	826	1	144
EAME/SW Asia Management and Franchising
Full Service Hotels
Managed	76	20,654	71	19,519	67	18,466
Franchised	2	148	—	—	—	—
Full Service Hotels	78	20,802	71	19,519	67	18,466
Select Service Hotels
Managed	14	2,134	11	1,726	10	1,560
Franchised	2	451	1	358	—	—
Select Service Hotels	16	2,585	12	2,084	10	1,560

Total Full and Select Service Hotels	719	182,913	657	171,133	599	159,336

Americas Management and Franchising - All inclusive
All inclusive
Franchised	6	2,401	6	2,401	6	2,401
All inclusive	6	2,401	6	2,401	6	2,401

Corporate and other
Wellness
Managed	3	399	—	—	—	—
Wellness	3	399	—	—	—	—

Total Managed and Franchised	728	185,713	663	173,534	605	161,737

Included in the summary above are the following owned and leased hotels:

	December 31, 2017		December 31, 2016		December 31, 2015
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Owned and Leased Hotels
Full Service hotels
United States	23	13,641	28	16,012	26	15,415
Other Americas	3	1,548	3	1,548	2	1,112
ASPAC	1	601	1	601	1	601
EAME/SW Asia	9	1,933	9	1,933	10	2,252
Select Service hotels
United States	2	320	1	171	1	171
EAME/SW Asia	1	330	1	330	1	330
Total Full and Select Service Hotels	39	18,373	43	20,595	41	19,881
Wellness	3	399	—	—	—	—
Total Owned and Leased	42	18,772	43	20,595	41	19,881
Corporate Headquarters and Regional Offices
In 2017, we relocated our corporate headquarters to 150 North Riverside Plaza, 8th Floor, Chicago, Illinois. At December 31, 2017, we lease approximately 262,000 square feet under an operating lease with a 17 year term.
In addition to our corporate headquarters, we lease space for our regional offices, service centers, and sales offices in multiple locations, including Amsterdam, The Netherlands; Atlanta, Georgia; Austin, Texas; Beijing, Hong Kong, Shanghai, and Shenzhen, People's Republic of China; Cairo, Egypt; Coral Gables, Florida; Dallas, Texas; Dubai, United Arab Emirates; Gurgaon and Mumbai, India; Jakarta, Indonesia; Jeddah, Saudi Arabia; London, United Kingdom; Mainz, Germany; Marion, Illinois; Melbourne, Australia; Moscow, Russia; Moore, Oklahoma; Nairobi, Kenya; New York, New York; Omaha, Nebraska; Paris, France; Opfikon, Switzerland; San Francisco, California; São Paulo, Brazil; Scottsdale, Arizona; Seoul, South Korea; Singapore; Tokyo, Japan; and Washington, D.C.
We believe our existing office properties are in good condition and are sufficient and suitable for the conduct of our business. In the event we need to expand our operations, we believe suitable space will be available on commercially reasonable terms.

Item 3.    Legal Proceedings.
We are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, workers' compensation and other employee claims, intellectual property claims, and claims related to our management of certain hotel properties. Most occurrences involving liability, claims of negligence, and employees are covered by insurance with solvent insurance carriers. We recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material effect on our consolidated financial position, results of operations, or liquidity.

Item 4.    Mine Safety Disclosures.

Not Applicable.

Executive Officers of the Registrant.
The following chart names each of the Company's executive officers and their ages and positions at February 15, 2018. Also included below is biographical information relating to each of the Company's executive officers. Each of the executive officers is elected by and serves at the pleasure of the board of directors.

Name	Age	Position
Thomas J. Pritzker	67	Executive Chairman of the Board
Mark S. Hoplamazian	54	President, Chief Executive Officer and Director (Principal Executive Officer)
Patrick J. Grismer	56	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Maryam Banikarim	49	Executive Vice President, Global Chief Marketing Officer
Margaret C. Egan	48	Executive Vice President, General Counsel and Secretary
H. Charles Floyd	58	Executive Vice President, Global President of Operations
Peter Fulton	60	Executive Vice President, Group President—EAME/SW Asia
Malaika L. Myers	50	Executive Vice President, Chief Human Resources Officer
Peter J. Sears	53	Executive Vice President, Group President—Americas
David Udell	57	Executive Vice President, Group President—ASPAC
Mark R. Vondrasek	50	Executive Vice President, Global Head of Loyalty and New Business Platforms
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
Patrick J. Grismer was appointed as Executive Vice President, Chief Financial Officer in March 2016. In this role, Mr. Grismer is responsible for the global finance function, including financial reporting, planning, treasury, tax, investor relations, internal audit, asset management, global construction, shared services, and procurement. Mr. Grismer joined Hyatt from his post as Chief Financial Officer at Yum! Brands, where he previously held a number of roles including Chief Planning and Control Officer and Chief Financial Officer for Yum! Restaurants International. Prior to Yum!, he worked at The Walt Disney Company where he served in roles that included Vice President, Business Planning and Development for The Disneyland Resort and Chief Financial Officer for the Disney Vacation Club. Mr. Grismer began his career with Price Waterhouse. He earned CPA certification in the State of California.
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
Margaret C. Egan was appointed as Executive Vice President, General Counsel and Secretary in January 2018. Ms. Egan is responsible for Hyatt’s global legal and corporate services.  Ms. Egan served as interim General Counsel and Secretary of the Company from October 2017 to January 2018 and previously served as Senior Vice President and Associate General Counsel at Hyatt from March 2013 to January 2018 overseeing the Company’s legal global transactions teams.  From October 2003 to March 2013, Ms. Egan held a series of increasingly responsible positions at Hyatt.  Prior to entering the hospitality industry, Ms. Egan practiced law in the litigation practice group of DLA Piper in Chicago, Illinois from 1996 to 2000 and again from 2002 to 2003 and also held a position as Attorney Advisor with the United States Department of Justice in London, United Kingdom from January 2001 to January 2002.
H. Charles Floyd was appointed Executive Vice President, Global President of Operations in August 2014. In this role, Mr. Floyd leads and develops Hyatt’s shared operation services organization known as the GOC and is responsible for the successful operation of Hyatt’s hotels globally. Mr. Floyd is also responsible for ensuring operating efficiency in the roll-out of new innovations, unifying the Company's global operations, and overseeing the Company’s information technology resources, worldwide sales organization, and call centers. The Group Presidents for each of Hyatt’s three regions report to Mr. Floyd. Prior to his current role, Mr. Floyd was Executive Vice President, Group President—Global Operations Center from October 2012. Mr. Floyd has been with us since 1981. Mr. Floyd served as our Chief Operating Officer—North America from January 2006. In this role he was responsible for management of our full service hotels and resorts as well as the Hyatt Place and the Hyatt House brands in the United States, Canada, and the Caribbean. In addition, he oversaw Hyatt Residential Group, Inc. (formerly known as Hyatt Vacation Ownership, Inc.) and the Franchise Owner Relations Group, which supports both full service and select service and extended stay franchisees. He also oversaw various corporate functions for North America, including sales, human resources, product and design, rooms, food and beverage, and engineering. Since joining Hyatt, Mr. Floyd served in a number of senior positions, including Executive Vice President—North America Operations and Senior Vice President of Sales, as well as various managing director and general manager roles.
Peter Fulton was appointed Executive Vice President, Group President—EAME/SW Asia in October 2012. Mr. Fulton is responsible for overseeing hotels in Europe, Africa, the Middle East, India, Central Asia, and Nepal. In 1983, Mr. Fulton embarked on his career with Hyatt International as Food & Beverage Manager at Hyatt Regency Auckland. For the next nine years, he filled senior food and beverage positions at Hyatt properties in Dubai, Canberra, and Macau before receiving his first appointment as Manager at Hyatt Regency Acapulco. In 1994, Mr. Fulton was appointed General Manager of the same hotel. Three years later, Mr. Fulton was appointed General Manager at Hyatt Regency Delhi, where he remained until assuming the position of General Manager of Grand Hyatt Dubai. From 2001 until February 2008, Mr. Fulton oversaw Grand Hyatt Dubai, the largest 5-star hotel in the region, which opened in March 2003. From February 2008 until October 2012, Mr. Fulton was the Managing Director South West Asia. Prior to Hyatt, Mr. Fulton worked for Travelodge in Christchurch and Auckland, New Zealand, Claridges Hotel in London, and Le Beau Rivage Palace Hotel in Lausanne, Switzerland.
Malaika L. Myers was selected as Chief Human Resources Officer in September 2017. In this role, Ms. Myers is responsible for setting and implementing Hyatt’s global human resources enterprise strategy worldwide. Ms. Myers joined Hyatt with over 25 years of experience in human resources across a diverse group of industries. Prior to assuming her role at Hyatt, Ms. Myers most recently served as Senior Vice President, Human Resources for Jarden Corporation, a $10 billion global consumer products company, where she was responsible for the effectiveness of human resources strategies and programs for Jarden Corporation worldwide. Prior to Jarden, Ms. Myers served as Chief Human Resources Officer for Arysta LifeScience, a global agricultural chemical company. Malaika served in various senior management roles at Diageo PLC, PepsiCo, including Frito-Lay, Pepsi-Cola, and the PepsiCo Corporate Organization. Ms. Myers began her career with FMC Corporation.
Peter J. Sears was appointed Executive Vice President, Group President—Americas in September 2014. Mr. Sears is responsible for the growth and successful operation of Hyatt’s portfolio in the United States, Latin America, Canada, and the Caribbean. Prior to his current role, he was the Senior Vice President, Operations for Asia Pacific. Mr. Sears began his career with Hyatt as a corporate trainee at Hyatt Regency San Antonio in 1987, and went on to hold numerous positions of increasing operational responsibility. These positions included serving as general manager of five full service hotels in North America at properties located in San Francisco, Orange County, and Lake Tahoe. In 2006, he became Senior Vice President of Field Operations for the Central Region, and in 2009, became Senior Vice President, Operations for North America.
David Udell was appointed as Executive Vice President, Group President—ASPAC in July 2014. Mr. Udell is responsible for overseeing hotels in Southeast Asia, Greater China, Australia, South Korea, Japan, and Micronesia. Prior to his current role, Mr. Udell was the Senior Vice President, Operations for the GOC. Mr. Udell has also served as Senior Vice President—Operations, Asia Pacific, where he was responsible for overseeing the operation of 55 hotels within the region. Over the last 32 years, Mr. Udell has held senior management positions in Hyatt properties in Bangkok, Seoul, Hong Kong, and Tokyo. In 1992, he was appointed opening General Manager of Park Hyatt Tokyo and in 1996, General Manager of Grand Hyatt Hong Kong. Mr. Udell is a 1982 graduate of the Cornell School of Hotel Administration in Ithaca, N.Y. He began his career with Hyatt as a Corporate Management Trainee at Hyatt Regency Singapore in 1982.
Mark R. Vondrasek was selected as Executive Vice President, Global Head of Loyalty & New Business Platforms in September 2017. In this role, Mr. Vondrasek is responsible for Hyatt’s integrated experience strategy which currently includes the World of Hyatt loyalty platform, as well as Hyatt’s wellness initiatives including Miraval and exhale. He is also charged with creating and scaling new business opportunities, products, and services. Mr. Vondrasek joined Hyatt with 15 years of hospitality leadership experience at Starwood Hotels and Resorts, where he most recently served as Senior Vice President, Commercial Services Officer. In this position, Mr. Vondrasek was responsible for leading Starwood’s loyalty program, along with the Global Sales, Revenue Management, Digital, Distribution, Loyalty, and Partnership Marketing functions. Prior to entering the hospitality industry, Mr. Vondrasek spent 10 years in the Financial Services industry, overseeing operational teams at Fidelity Investments and Kemper Financial Services. Mr. Vondrasek also serves as a Director of Affinion Group Holdings, a global leader in loyalty and customer engagement.
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

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock began trading publicly on the New York Stock Exchange under the symbol "H" on November 5, 2009. Prior to that time, there was no public market for our Class A common stock. At January 31, 2018, our Class A common stock was held by approximately 31 shareholders of record and there were 48,102,805 shares of Class A common stock outstanding. This stockholder figure does not include a substantially greater number of "street name" holders or beneficial holders of our Class A common stock whose shares are held of record by banks, brokers, and other financial institutions. The following table sets forth, for the period indicated, the high and low sale prices of our Class A common stock as reported by the New York Stock Exchange for the two most recent fiscal years.

Fiscal Year end December 31, 2017	High	Low
First Quarter	$57.46	$50.21
Second Quarter	$59.30	$52.72
Third Quarter	$62.08	$54.38
Fourth Quarter	$74.32	$60.23

Fiscal Year end December 31, 2016
First Quarter	$49.82	$34.06
Second Quarter	$50.94	$44.30
Third Quarter	$54.82	$47.85
Fourth Quarter	$58.05	$47.96
On February 9, 2018, the closing stock price of our Class A common stock was $76.98.
There is no established public trading market for our Class B common stock. At January 31, 2018, our Class B common stock was held by approximately 83 shareholders and there were 70,618,737 shares of Class B common stock outstanding.
Dividends
On February 14, 2018, we announced that our board of directors declared a cash dividend of $0.15 per share of Class A common stock and Class B common stock for the first quarter of 2018, payable on March 29, 2018 to the Company’s shareholders of record on March 22, 2018. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, capital requirements, restrictions contained in current or future financing instruments, and such other factors as our board of directors deems relevant.

Performance Graph
The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent we specifically incorporate it by reference into such filing.
The following graph compares the cumulative total stockholder return since December 31, 2012, with the S&P 500 Index ("S&P 500") and the Russell 1000 Hotel/Motel Index (the "Russell 1000 Hotel"). The graph assumes the value of the investment in our Class A common stock and each index was $100 at December 31, 2012 and all dividends and other distributions were reinvested.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Hyatt Hotels Corporation	100.0	128.2	156.1	121.9	143.3	190.7
S&P 500	100.0	132.4	150.4	152.5	170.7	207.9
Russell 1000 Hotel	100.0	147.7	165.7	139.2	175.8	281.5
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Registered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A and Class B common stock during the quarter ended December 31, 2017:

	Total number of shares purchased (1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
October 1 to October 31, 2017	—	$—	—	$301,603,830
November 1 to November 30, 2017 (2)	2,693,579	68.29	2,693,579	$113,551,344
December 1 to December 31, 2017	—	—	—	$863,551,344
Total	2,693,579	$68.29	2,693,579
(1) On each of May 4, 2017 and December 14, 2017, we announced the approvals of expansions of our share repurchase program pursuant to which we are authorized to purchase up to an additional $500 million and $750 million, respectively, of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. The repurchase program does not have an expiration date. At December 31, 2017, the Company had approximately $864 million remaining under the share repurchase authorization. During the period, we settled our August 2017 accelerated share repurchase program ("ASR") and entered into a separate ASR in November 2017 to repurchase $100 million of our Class A common stock. At December 31, 2017, the remaining yet to be delivered shares totaled $20 million. Subsequent to December 31, 2017, the November 2017 ASR was settled for 244,260 shares. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements" for further detail.
(2) The repurchase of shares includes the settlement of the August 2017 ASR. The initial delivery of shares occurred in August 2017, and the final tranche of shares was delivered in November 2017 in full settlement of the August 2017 ASR. Overall, we repurchased 1,666,484 shares at a weighted-average price per share of $60.01, representing our average share price over the duration of the August 2017 ASR contract less a discount. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements" for further details regarding the August 2017 ASR.

Item 6.    Selected Financial Data.
We derived the selected consolidated statements of income data for the years ended December 31, 2017, December 31, 2016, and December 31, 2015 and the selected consolidated balance sheet data at December 31, 2017 and December 31, 2016 from our audited consolidated financial statements included in this annual report. We derived the selected consolidated statements of income data for the years ended December 31, 2014 and December 31, 2013 and the selected consolidated balance sheet data at December 31, 2015, December 31, 2014, and December 31, 2013 from our previously audited consolidated financial statements which are not included in this annual report. Our selected consolidated balance sheet data for all prior periods has been restated for the adoption of Accounting Standards Update No. 2015-03 ("ASU 2015-03"), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Our historical results are not necessarily indicative of the results expected for any future period.
The selected historical financial data should be read together with our consolidated financial statements and related notes appearing in this annual report, as well as Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this annual report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated statements of income data:
Owned and leased hotels	$2,192	$2,108	$2,079	$2,246	$2,142
Management and franchise fees	505	448	427	387	342
Other revenues	70	40	36	75	78
Other revenues from managed and franchised properties (1)	1,918	1,833	1,786	1,707	1,622
Total revenues	4,685	4,429	4,328	4,415	4,184
Direct and selling, general, and administrative expenses	4,383	4,130	4,005	4,136	3,951
Income from continuing operations	250	204	124	346	205
Net (income) loss and accretion attributable to noncontrolling interests	(1)	—	—	(2)	2
Net income attributable to Hyatt Hotels Corporation	249	204	124	344	207
Income from continuing operations per common share - basic	$2.00	$1.53	$0.87	$2.26	$1.29
Income from continuing operations per common share - diluted	$1.98	$1.52	$0.86	$2.24	$1.29

	At December 31,
	2017	2016	2015	2014	2013
Consolidated balance sheet data:
Cash and cash equivalents	$503	$482	$457	$685	$454
Total current assets	1,327	1,139	1,124	1,709	1,163
Property and equipment, net	4,034	4,270	4,031	4,186	4,671
Intangibles, net	683	599	547	552	591
Total assets	7,672	7,749	7,591	8,137	8,170
Total current liabilities	966	924	1,107	730	871
Long-term debt	1,440	1,445	1,042	1,375	1,282
Other long-term liabilities	1,725	1,472	1,447	1,401	1,240
Total liabilities	4,131	3,841	3,596	3,506	3,393
Total stockholders’ equity	3,525	3,903	3,991	4,627	4,769
Total liabilities, redeemable noncontrolling interest, and equity	$7,672	$7,749	$7,591	$8,137	$8,170

(1)
Represents revenues we receive from third-party property owners who reimburse us for costs we incur on their behalf, with no added margin. These costs relate primarily to payroll at managed properties where we are the employer, as well as reservations, sales, marketing, loyalty program, and technology costs at both managed and franchised properties. As a result, these revenues have no effect on our profit, although they do increase our total revenues and the corresponding costs increase our total expenses.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 6, "Selected Financial Data" and Part IV, Item 15, "Exhibits and Financial Statement Schedule—Consolidated Financial Statements." In addition to historical data, this discussion contains forward-looking statements about our business, operations, and financial performance based on current expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in "Disclosure Regarding Forward-Looking Statements" and Part I, Item 1A, "Risk Factors" included elsewhere in this annual report.
Overview
At December 31, 2017, our worldwide hotel portfolio consisted of 719 full and select service hotels (182,913 rooms), including:

•	305 managed properties (99,114 rooms), all of which we operate under management agreements with third-party property owners;

•	348 franchised properties (57,489 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	31 owned properties (15,791 rooms) (including 1 consolidated hospitality venture), 1 capital leased property (171 rooms), and 7 operating leased properties (2,411 rooms), all of which we manage; and

•	23 managed properties and 4 franchised properties owned or leased by unconsolidated hospitality ventures (7,937 rooms).
Our worldwide property portfolio also included:

•	3 destination wellness resorts (399 rooms), all of which we own and operate (including 1 consolidated hospitality venture);

•	6 all inclusive resorts (2,401 rooms), all of which are owned by a third party in which we hold common shares and which operates the resorts under franchise agreements with us;

•	16 vacation ownership properties, all of which are licensed by ILG under the Hyatt Residence Club brand and operated by third parties, including ILG and its affiliates; and

•
20 residential properties, which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel.

Our worldwide property portfolio also included branded spas and fitness studios, comprised of leased and managed locations.
We believe our business model allows us to pursue more diversified revenue and income streams that balance both the advantages and risks associated with these lines of business. Our expertise and experience in each of these areas gives us the flexibility to evaluate growth opportunities across these lines of business. Growth in the number of management and franchise agreements and earnings therefrom typically results in higher overall returns on invested capital because the capital investment under a typical management or franchise agreement is not significant. The capital required to build and maintain hotels we manage or franchise for third-party owners is typically provided by the owner of the respective property with minimal capital required by us as the manager or franchisor. During periods of increasing demand, we do not share fully in the incremental profits of hotel operations for hotels we manage for third-party owners as our fee arrangements generally include a base amount calculated using the revenue from the subject hotel and an incentive fee that is, typically, a percentage of hotel profits that is usually less than 20%, with certain financial thresholds to be satisfied, with the actual level depending on the structure and terms of the management agreement. We do not share in the benefits of increases in profits from franchised properties because franchisees pay us an initial application fee and ongoing royalty fees that are calculated as a percentage of gross room revenues, and also at times as a percentage of food and beverage revenues, with no fees based on profits. Disputes or disruptions may arise with third-party owners of hotels we manage, franchise, or license and these disputes can result in termination of the relevant agreement.

With respect to property ownership, we believe ownership of selected hotels in key markets enhances our ability to control our brand presence in these markets. Ownership of hotels allows us to capture the full benefit of increases in operating profits during periods of increasing demand and room rates. The cost structure of a typical hotel is more fixed than variable, so as demand and room rates increase over time, the pace of increase in operating profits typically is higher than the pace of increase of revenues. Hotel ownership is, however, more capital intensive than managing hotels for third-party owners, as we are responsible for the costs and all capital expenditures for our owned hotels. The profits realized from our owned and leased hotels are generally more significantly affected by economic downturns and declines in revenues than the results of our managed and franchised properties. This is because we absorb the full impact of declining profits for our owned and leased hotels whereas our management and franchise fees do not have the same level of downside exposure to declining hotel profitability. See also "—Principal Factors Affecting Our Results of Operations—Expenses—Factors Affecting Our Costs and Expenses—Fixed nature of expenses." and Part I, Item 1A, "Risk Factors—Risks Related to Our Business—We are exposed to the risks resulting from significant investments in owned and leased real estate, which could increase our costs, reduce our profits, limit our ability to respond to market conditions, or restrict our growth strategy."
For the years ended December 31, 2017, December 31, 2016, and December 31, 2015, 80.5%, 80.6%, and 80.7% of our revenues were derived from operations in the United States, respectively. At December 31, 2017 and December 31, 2016, 76.9% and 78.4% of our long-lived assets were located in the United States, respectively.
We report our consolidated operations in U.S. dollars. Amounts are reported in millions, unless otherwise noted. Percentages may not recompute due to rounding and percentage changes that are not meaningful are presented as "NM". Constant currency disclosures throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are non-GAAP measures. See "—Key Business Metrics Evaluated by Management—Constant dollar currency" below for further discussion of constant currency disclosures. We manage our business within four reportable segments, see Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 18 to our Consolidated Financial Statements."
Key Business Metrics Evaluated by Management
Revenues
We primarily derive our revenues from owned and leased hotel operations, management and franchise fees, other revenues from managed and franchised properties, and other revenues. Management uses revenues to assess the overall performance of our business and analyze trends such as consumer demand, brand preference, and competition. For a detailed discussion of the factors that affect our revenues, see "—Principal Factors Affecting Our Results of Operations—Revenues."
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

•	interest expense;

•	provision for income taxes;

•	depreciation and amortization;

•	equity earnings (losses) from unconsolidated hospitality ventures;

•	stock-based compensation expense;

•	gains (losses) on sales of real estate;

•	asset impairments; and

•	other income (loss), net.

We calculate consolidated Adjusted EBITDA by adding the Adjusted EBITDA of each of our reportable segments and eliminations to corporate and other Adjusted EBITDA. See "—Results of Operations."
Our board of directors and executive management team focus on Adjusted EBITDA as a key performance and compensation measure both on a segment and on a consolidated basis. Adjusted EBITDA assists us in comparing our performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that do not reflect our core operations both on a segment and on a consolidated basis. Our President and Chief Executive Officer, who is our chief operating decision maker, also evaluates the performance of each of our reportable segments and determines how to allocate resources to those segments, in significant part, by assessing the Adjusted EBITDA of each segment. In addition, the compensation committee of our board of directors determines the annual variable compensation for certain members of our management based in part on consolidated Adjusted EBITDA, segment Adjusted EBITDA, or some combination of both.
We believe Adjusted EBITDA is useful to investors because it provides investors the same information we use internally for purposes of assessing our operating performance and making compensation decisions.
Adjusted EBITDA and EBITDA are not substitutes for net income attributable to Hyatt Hotels Corporation, net income, or any other measure prescribed by accounting principles generally accepted in the United States of America (GAAP). There are limitations to using non-GAAP measures such as Adjusted EBITDA and EBITDA. Although we believe that Adjusted EBITDA can make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, Adjusted EBITDA should not be considered as a measure of the income generated by our business. Our management addresses these limitations by reference to our GAAP results and using Adjusted EBITDA supplementally. See our consolidated statements of income in our consolidated financial statements included in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Consolidated Financial Statements."
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
Revenue per Available Room (RevPAR)
RevPAR is the product of ADR and the average daily occupancy percentage. RevPAR does not include non-room revenues, which consist of ancillary revenues generated by a hotel property, such as food and beverage, parking, and other guest service revenues. Our management uses RevPAR to identify trend information with respect to room revenues from comparable properties and to evaluate hotel performance on a regional and segment basis. RevPAR is a commonly used performance measure in our industry.
RevPAR changes driven predominantly by changes in occupancy have different implications for overall revenue levels and incremental profitability than do changes driven predominantly by changes in average room rates. For example, increases in occupancy at a hotel would lead to increases in room revenues and additional variable operating costs (including housekeeping services, utilities, and room amenity costs), and could also result in increased ancillary revenues (including food and beverage). In contrast, changes in average room rates typically have a greater impact on margins and profitability as there is no substantial effect on variable costs.
Average Daily Rate
ADR represents hotel room revenues, divided by the total number of rooms sold in a given period. ADR measures average room price attained by a hotel and ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. ADR is a commonly used performance measure in our industry, and we use ADR to assess the pricing levels we are able to generate by customer group, as changes in rates have a different effect on overall revenues and incremental profitability than changes in occupancy, as described above.
Occupancy
Occupancy represents the total number of rooms sold divided by the total number of rooms available at a hotel or group of hotels. Occupancy measures the utilization of a hotels' available capacity. We use occupancy to gauge demand at a specific hotel or group of hotels in a given period. Occupancy levels also help us determine achievable ADR levels as demand for hotel rooms increases or decreases.
Comparable Hotels
"Comparable systemwide hotels" represents all properties we manage or franchise (including owned and leased properties) and that are operated for the entirety of the periods being compared and that have not sustained substantial damage, business interruption, or undergone large scale renovations during the periods being compared or for which comparable results are not available. We may use variations of comparable systemwide hotels to specifically refer to comparable systemwide Americas full service or select service hotels for those properties that we manage or franchise within the Americas management and franchising segment, comparable systemwide ASPAC full service hotels for those properties that we manage or franchise within the ASPAC management and franchising segment, or comparable systemwide EAME/SW Asia full service or select service hotels for those properties that we manage or franchise within the EAME/SW Asia management and franchising segment. "Comparable operated hotels" is defined the same as "comparable systemwide hotels" with the exception that it is limited to only those hotels we manage or operate and excludes hotels we franchise. "Comparable owned and leased hotels" represents all properties we own or lease and that are operated and consolidated for the entirety of the periods being compared and have not sustained substantial damage, business interruption, or undergone large scale renovations during the periods being compared or for which comparable results are not available. Comparable systemwide hotels and comparable owned and leased hotels are commonly used as a basis of measurement in our industry. "Non-comparable systemwide hotels" or "Non-comparable owned and leased hotels" represent all hotels that do not meet the respective definition of "comparable" as defined above.
Principal Factors Affecting Our Results of Operations
Revenues
Principal Components
We primarily derive our revenues from the following sources:
Revenues from hotel operations.    Represents revenues derived from hotel operations, including room rentals and food and beverage sales, and other ancillary revenues at our owned and leased properties. Revenues from the majority of our hotel operations depend heavily on demand from group and transient travelers, as discussed below. Revenues from our owned and leased hotels are primarily derived from hotel operations.
Revenues from room rentals and ancillary revenues are primarily derived from three categories of customers: transient, group, and contract. Transient guests are individual travelers who are traveling for business or leisure. Our group guests are traveling for group events that reserve a minimum of 10 rooms for meetings or social functions sponsored by associations, corporate, social, military, educational, religious, or other organizations. Group business usually includes a block of room accommodations as well as other ancillary services, such as catering and banquet services. Our contract guests are traveling under a contract negotiated for a block of rooms for more than 30 days in duration at agreed-upon rates. Airline crews are typical generators of contract demand for our hotels.
Management and franchise fees.    Represents revenues derived from fees earned from hotels and residential properties managed worldwide (usually under long-term management agreements), franchise fees received in connection with the franchising of our brands (usually under long-term franchise agreements), termination fees, the amortization of deferred gains related to sold properties for which we have significant continuing involvement, and license fees received in connection with vacation ownership properties. For a detailed discussion of our management and franchise fees, see Part I, Item 1, "Business—Management Agreements—Fees" and Part I, Item 1, "Business—Franchise Agreements—Fees."
Other revenues.    Represents revenues primarily related to our co-branded credit card and exhale.
Other revenues from managed and franchised properties.    Represents revenues related primarily to payroll costs at managed properties where we are the employer, as well as reservations, sales, marketing, loyalty program, and technology costs at managed and franchised properties that are fully reimbursed by the third-party property owner based on the costs incurred, with no added margin. As a result, these revenues have no effect on our profit, although they do increase our total revenues and the corresponding costs increase our total expenses. We record these revenues in "Other revenues from managed and franchised properties" and the corresponding costs in "Other costs from managed and franchised properties" in our consolidated statements of income.
Intersegment eliminations.    We evaluate our reportable segments with intersegment revenues and expenses included in their results. These intersegment revenues and expenses represent management fee revenues and expenses related to our owned and leased hotels and promotional award redemption revenues and expenses related to our co-branded credit card at our owned and leased hotels, which are eliminated in consolidation.
Factors Affecting Our Revenues
For other factors affecting our revenues, see Part I, Item 1A, "Risk Factors—Risks Related to Our Business."
Consumer demand and global economic conditions.    Consumer demand for our products and services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, risks related to natural or man-made disasters, lower consumer confidence, adverse political conditions, currency volatility, impacts of terrorism, and declining oil prices can lower the revenues and profitability of our owned hotel operations and the amount of management and franchising fee revenues we are able to generate from our managed and franchised properties. Also, declines in hotel profitability during an economic downturn directly impact the incentive portion of our management fees, since it is based on hotel profit measures. As a result, changes in consumer demand and general business cycles can subject and have subjected our revenues to significant volatility. See Part I, Item 1A, "Risk Factors—Risks Related to the Hospitality Industry."
RevPAR Statistics

(Comparable locations)		RevPAR
		Year Ended December 31,
	Number of comparable hotels (1)	2017	2016	Change	Change (in constant $)
Systemwide hotels	589	$137	$133	3.3%	3.3%
Owned and leased hotels	35	$176	$174	1.0%	0.9%
Americas full service hotels	150	$155	$151	2.4%	2.4%
Americas select service hotels	296	$108	$105	2.9%	2.9%
ASPAC full service hotels	69	$148	$140	5.4%	5.8%
EAME/SW Asia full service hotels	63	$123	$117	4.5%	3.9%
EAME/SW Asia select service hotels	10	$71	$63	12.0%	10.3%
(1) Comparable systemwide hotels include one select service hotel in ASPAC, which is not included in the ASPAC full service hotel statistics. The number of comparable hotels presented above includes owned and leased hotels.
Systemwide RevPAR increased 3.3% during 2017 compared to 2016 driven by improved transient ADR and demand across each of our segments as well as increased group ADR and demand in the Americas and ASPAC. RevPAR related to owned and leased hotels increased due to increases in transient demand in the United States and Europe. Group ADR growth at our full service hotels resulted in increased group revenue despite lower group demand during 2017 compared to 2016. Group revenue booked in 2017 for stays in 2017 was lower compared to 2016. Group revenue booked in 2017 for stays in future years increased compared to 2016 driven by strong fourth quarter production. See "— Segment Results" for discussion of RevPAR by segment.
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
Agreements with third-party owners and franchisees and relationships with developers.    We depend on our long-term management and franchise agreements with third-party owners and franchisees for a significant portion of our management and franchising fee revenues. The success and sustainability of our management and franchising business depends on our ability to perform under our management and franchising agreements and maintain good relationships with third-party owners and franchisees. Our relationships with these third parties also generate new relationships with developers and opportunities for property development that can support our growth. We believe we have good relationships with our third-party owners, franchisees, and developers in all of our segments and are committed to the continued growth and development of these relationships. These relationships exist with a diverse group of owners, franchisees, and developers and are not heavily concentrated with any particular third party.
Access to capital.    The hospitality industry is a capital intensive business that requires significant amounts of capital expenditures to develop, maintain, and renovate properties. Third-party owners are required to fund these capital expenditures for the properties they own in accordance with the terms of the applicable management or franchise agreement. Access to the capital that we or our third-party owners, franchisees, or development partners need to finance the construction of new properties or to maintain and renovate existing properties is critical to the continued growth of our business and our revenues. The availability of capital or the conditions under which we or our third-party owners, franchisees, or development partners can obtain capital can have a significant impact on the overall level and pace of future development and therefore the ability to grow our revenues.
Expenses
Principal Components
We primarily incur the following expenses:
Owned and leased hotels expenses.    Owned and leased hotels expenses reflect the expenses of our consolidated owned and leased hotels. Expenses to operate our hotels include room expense, food and beverage costs, other support costs, and property expenses. Room expense includes compensation costs for housekeeping, laundry, and front desk staff and supply costs for guest room amenities and laundry. Food and beverage costs include costs for wait and kitchen staff and food and beverage products. Other support expenses consist of costs associated with property-level management (including deferred compensation plans for certain employees that are funded through contributions to rabbi trusts), utilities, sales and marketing, operating hotel spas, parking and other guest recreation, entertainment, and services. Property expenses include property taxes, repairs and maintenance, rent, and insurance.
Depreciation and amortization expenses.    These are non-cash expenses that primarily consist of depreciation of fixed assets such as buildings, furniture, fixtures, and equipment at our consolidated owned and leased hotels. Amortization expense primarily consists of amortization of management and franchise agreement intangibles and lease related intangibles.
Selling, general, and administrative expenses.    Selling, general, and administrative expenses consist primarily of compensation expense, including deferred compensation plans for certain employees that are funded through contributions to rabbi trusts, for our corporate staff and personnel supporting our business segments (including regional offices that support our management and franchising segments), professional fees (including consulting, audit, and legal fees), travel and entertainment expenses, sales and marketing expenses, bad debt expenses, and office administrative and related expenses.
Other costs from managed and franchised properties.    Represents costs related primarily to payroll expenses at managed properties where we are the employer, as well as reservations, sales, marketing, loyalty program, and technology costs at managed and franchised properties. These costs are reimbursed to us with no added margin. As a result, these costs have no effect on our profit, although they do increase our total expenses and the corresponding reimbursements increase our total revenues.
Factors Affecting Our Costs and Expenses
For other factors affecting our costs and expenses, see Part I, Item 1A, "Risk Factors—Risks Related to Our Business."
Fixed nature of expenses.    Many of the expenses associated with developing, owning, operating, managing, franchising, and licensing hotels and other properties, including branded spas and fitness studios, and residential and vacation ownership properties, are relatively fixed. These expenses include personnel costs, rent, property taxes, insurance, and utilities. If we are unable to decrease these costs significantly or rapidly when demand for our hotels and other properties decreases, the resulting decline in our revenues can have a particularly adverse effect on our net cash flow, margins, and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth. Economic downturns generally affect the results of our owned and leased hotels segment more significantly than the results of our management and franchising segments due to the high fixed costs associated with operating an owned or leased property. The effectiveness of any cost-cutting efforts is limited by the fixed-cost nature of our business. As a result, we may not always be able to offset reductions in revenue through cost cutting. Employees at some of our owned hotels are parties to collective bargaining agreements that may also limit our ability to make timely staffing or labor changes in response to declining revenues. In addition, efforts to reduce costs, or to defer or cancel capital improvements, could adversely affect the economic value of our properties and brands. We intend to manage our cost structure at levels appropriate for the degree of demand and revenue generated at our hotels.
Changes in depreciation expenses.    Changes in depreciation expenses may be driven by renovations of existing properties, acquisition or development of new properties, or the disposition of existing properties through sale or closure. We intend to consider strategic and complementary acquisitions of and investments in businesses, properties, or other assets. If we consummate such acquisitions in businesses, properties, or other assets, we would likely add depreciable assets, which would result in an increase in depreciation expenses.
Other Items
Asset impairments
We hold significant amounts of goodwill, intangible assets, property and equipment, and investments. We evaluate these assets on a quarterly basis for impairment as further discussed in "—Critical Accounting Policies and Estimates." These evaluations have, in the past, resulted in impairment charges for certain of these assets based on the specific facts and circumstances surrounding those assets. We may be required to take additional impairment charges to reflect further declines in our asset and/or investment values.
Acquisitions, divestitures, and significant renovations
We routinely acquire, divest, or undertake large scale renovations of hotel properties. The results of operations derived from these properties do not, therefore, meet the definition of "comparable hotels" as defined in "—Key Business Metrics Evaluated by Management." The results of operations from these properties, however, may have a material effect on our results from period to period and are, therefore, addressed separately in our discussion on results of operations when material.
In 2017, we entered into the following key transactions:

•
sold Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch and Royal Palms Resort and Spa as a portfolio for a net sales price of $296 million and entered into a long-term management agreement with the purchaser for each property;

•	sold Hyatt Regency Grand Cypress for a net sales price of $202 million and entered into a long-term management agreement with the purchaser of the hotel;

•	sold Hyatt Regency Louisville for a net sales price of $65 million and entered into a long-term franchise agreement with the purchaser of the hotel;

•	sold Hyatt Regency Monterey Hotel & Spa on Del Monte Golf Course for a net sales price of $58 million and entered into a long-term franchise agreement with the purchaser of the hotel; and

•	acquired Miraval, the renowned provider of wellness and mindfulness experiences, for $237 million.
In 2016, we entered into the following key transactions:

•	acquired Thompson Miami Beach for a purchase price of approximately $238 million. The hotel was subsequently rebranded as The Confidante Miami Beach, and added to The Unbound Collection by Hyatt;

•
acquired our partners' share in Andaz Maui at Wailea Resort for a net purchase price of approximately $136 million. We accounted for the transaction as a step acquisition and recognized a gain through equity earnings (losses) from unconsolidated hospitality ventures of $14 million. Additionally, prior to the acquisition the unconsolidated hospitality venture repaid $121 million of third-party debt;

•	acquired Royal Palms Resort and Spa in Phoenix, Arizona for a net purchase price of approximately $86 million and added the hotel to The Unbound Collection by Hyatt;

•	sold Andaz 5th Avenue for a net sales price of $240 million and entered into a long-term management agreement with the purchaser of the hotel; and

•
sold the shares of the company that owns Hyatt Regency Birmingham (U.K.) for a net sales price of approximately $49 million and entered into a long-term management agreement with the purchaser of the hotel.

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

Effect of foreign currency exchange rate fluctuations
A significant portion of our operations are conducted in functional currencies other than our reporting currency which is the U.S. dollar. As a result, we are required to translate those results from the functional currency into U.S. dollars at market based average exchange rates during the period reported. When comparing our results of operations between periods, there may be material portions of the changes in our revenues or expenses that are derived from fluctuations in exchange rates experienced between those periods. See Part I, Item 1A, "Risk Factors—Risks Related to the Hospitality Industry—Because we derive a portion of our revenues from operations outside the United States, the risks of doing business internationally could lower our revenues, increase our costs, reduce our profits, or disrupt our business."

Results of Operations
Years Ended December 31, 2017, December 31, 2016 and December 31, 2015
Discussion on Consolidated Results
For additional information regarding our consolidated results, please also refer to our consolidated statements of income included in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Consolidated Financial Statements." The impact from our investments in marketable securities held to fund operating programs, including securities held to fund our benefit programs funded through a rabbi trust and securities held to fund the World of Hyatt loyalty program, were recorded on the various financial statement line items discussed below and have no impact on net income.
Owned and leased hotels revenues.
2017 compared to 2016

	Year Ended December 31,
	2017	2016	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$1,832	$1,812	$20	1.1%	$3
Non-comparable owned and leased hotels revenues	360	296	64	21.3%	(1)
Total owned and leased hotels revenues	$2,192	$2,108	$84	3.9%	$2
The increase in owned and leased hotels revenues for the year ended December 31, 2017, compared to the year ended December 31, 2016, was driven primarily by acquisitions and improved transient business in the United States and Aruba. This was partially offset by hotels sold in 2016 and 2017 and results of certain international hotels.
2016 compared to 2015

	Year Ended December 31,
	2016	2015	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$2,018	$2,017	$1	—%	$(23)
Non-comparable owned and leased hotels revenues	90	62	28	45.2%	(2)
Total owned and leased hotels revenues	$2,108	$2,079	$29	1.4%	$(25)
The increase in comparable owned and leased hotels revenues for the year ended December 31, 2016, compared to the year ended December 31, 2015, was driven primarily by full service hotels in the United States and Mexico, largely offset by decreases at certain of our international hotels which were driven primarily by market weakness in France, rate and occupancy declines in Switzerland, and unfavorable net currency impact. The increase in non-comparable owned and leased hotels revenues was driven by acquisitions and openings in 2016, partially offset by hotels sold in 2015 and 2016.
See "— Segment Results" for further discussion of owned and leased hotels revenues.
Management and franchise fee revenues.

	Year Ended December 31,
	2017	2016	2015	Better / (Worse) 2017 vs 2016		Better / (Worse) 2016 vs 2015
Base management fees	$202	$190	$187	$12	6.3%	$3	1.6%
Incentive management fees	135	117	113	18	15.7%	4	3.5%
Franchise fees	115	104	88	11	10.8%	16	18.2%
Other fee revenues	53	37	39	16	42.3%	(2)	(5.1)%
Total management and franchise fees	$505	$448	$427	$57	12.8%	$21	4.9%
The increase in management and franchise fees, which included an insignificant net favorable currency impact for the year ended December 31, 2017, compared to the same period in 2016, was driven primarily by increases in management fees across all reportable segments and higher franchise fees in the Americas management and franchising segment due to new hotel openings and improved performance. Additionally, other fee revenues increased due to termination fees related to three hotels in the Americas.
The increase in management and franchise fees included net unfavorable currency impact of $3 million for the year ended December 31, 2016 compared to the same period in 2015. The increase in franchise fees was driven by new and converted hotels and improved performance at existing hotels in the Americas. The increases in management fees were driven primarily by improved performance at full service and select service properties in the Americas and full service properties in ASPAC, partially offset by decreased performance in Europe.
See "—Segment Results" for further discussion.
Other revenues.   Other revenues increased $30 million during the year ended December 31, 2017, compared to the year ended December 31, 2016, driven by the sales of villas at Andaz Maui at Wailea Resort of $13 million, the acquisition of exhale, and higher revenue from our co-branded credit card program as a result of increased point sales and our new agreement which took effect in the second quarter of 2017.
Other revenues related to our co-branded credit card increased $4 million during the year ended December 31, 2016, compared to the year ended December 31, 2015, driven by program growth.
Other revenues from managed and franchised properties.

	Year Ended December 31,
	2017	2016	2015	Change 2017 vs 2016		Change 2016 vs 2015
Other revenues from managed and franchised properties	$1,918	$1,833	$1,786	$85	4.7%	$47	2.6%
Less: rabbi trust impact	(22)	(8)	(1)	(14)	(167.8)%	(7)	(700.0)%
Other revenues from managed and franchised properties excluding rabbi trust impact	$1,896	$1,825	$1,785	$71	4.0%	$40	2.2%
Excluding the impact of rabbi trust, other revenues from managed and franchised properties increased during the year ended December 31, 2017, compared to the year ended December 31, 2016, driven by the growth of our full and select service managed and franchised portfolio. Additionally, the increase is due to a higher volume of reimbursements from our existing properties for increased technology costs, redemptions related to the loyalty program, and payroll and related costs.
Excluding the impact of rabbi trust, other revenues from managed and franchised properties increased during the year ended December 31, 2016, compared to the year ended December 31, 2015, due to a higher volume of reimbursements for increased redemptions related to the loyalty program, technology and reservation costs, and select service payroll and related costs, partially offset by a decrease in full service payroll and related costs driven by hotel conversions and a hotel that left the chain.
Owned and leased hotels expense.

	Year Ended December 31,
	2017	2016	Better / (Worse)
Comparable owned and leased hotels expense	$1,388	$1,369	$(19)	(1.4)%
Non-comparable owned and leased hotels expense	278	238	(40)	(16.5)%
Rabbi trust impact	8	3	(5)	(167.8)%
Total owned and leased hotels expense	$1,674	$1,610	$(64)	(3.9)%
The increase in owned and leased hotels expense, which included $3 million net unfavorable currency impact, during the year ended December 31, 2017, compared to the year ended December 31, 2016, was driven primarily by an increase in non-comparable owned and leased hotels expense related to acquisitions, partially offset by dispositions in 2017 and 2016. See "— Segment Results" for a discussion of the non-comparable owned and leased hotels activity in 2017 and 2016. Comparable owned and leased hotels expense also increased driven by higher payroll and related costs, including severance charges at certain properties, and increased technology costs. Additionally, expenses recognized with respect to our employee benefit programs funded through rabbi trusts increased driven by the performance of the underlying invested assets during the year ended December 31, 2017 compared to the year ended December 31, 2016.

	Year Ended December 31,
	2016	2015	Better / (Worse)
Comparable owned and leased hotels expense	$1,520	$1,512	$(8)	(0.5)%
Non-comparable owned and leased hotels expense	87	49	(38)	(77.6)%
Rabbi trust impact	3	1	(2)	(200.0)%
Total owned and leased hotels expense	$1,610	$1,562	$(48)	(3.1)%
Comparable owned and leased hotels expense included $15 million net favorable currency impact during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase during the year ended December 31, 2016, compared to the year ended December 31, 2015, was driven primarily by increased payroll and related costs, partially offset by a decrease in utilities expenses due to lower gas and oil prices. Non-comparable owned and leased hotels expense increased during the year ended December 31, 2016, compared to the year ended December 31, 2015, driven by the acquisitions and openings in 2016, partially offset by hotels sold in 2015 and 2016. See "— Segment Results" for a discussion of the non-comparable owned and leased hotels activity in 2016 and 2015. Additionally, expenses recognized with respect to our employee benefit programs funded through rabbi trusts increased driven by the performance of the underlying invested assets during the year ended December 31, 2016 compared to the year ended December 31, 2015.
Depreciation and amortization expense.    Depreciation and amortization expense increased $24 million during the year ended December 31, 2017, compared to the year ended December 31, 2016, driven primarily by acquisitions, a hotel opening, and technology assets placed in service in 2016 and 2017. Additional depreciation expense was recognized due to accelerated depreciation related to renovations at certain of our owned hotels during 2017. The increase was partially offset by decreased depreciation related to hotels sold in 2016 and 2017. A portion of the depreciation related to technology projects is recovered from our managed and franchised hotels and the corresponding recovery is included in other income (loss), net on our consolidated statements of income.
Depreciation and amortization expense increased $22 million during the year ended December 31, 2016, compared to the year ended December 31, 2015, driven primarily by depreciation for assets placed in service in 2015 and 2016 related to technology projects, acquisitions and hotel openings, partially offset by decreased depreciation related to the sale of Andaz 5th Avenue in the second quarter of 2016.
Other direct costs.    Other direct costs increased $16 million during the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to the sales of villas at Andaz Maui at Wailea Resort and the acquisition of exhale.
Selling, general, and administrative expenses.

	Year Ended December 31,
	2017	2016	2015	Change 2017 vs 2016		Change 2016 vs 2015
Selling, general, and administrative expenses	$379	$315	$308	$64	20.5%	$7	2.3%
Less: rabbi trust impact	(37)	(14)	(2)	(23)	(165.6)%	(12)	(600.0)%
Less: stock-based compensation expense	(29)	(25)	(23)	(4)	(15.9)%	(2)	(8.7)%
Adjusted selling, general, and administrative expenses	$313	$276	$283	$37	13.4%	$(7)	(2.5)%
See "—Non-GAAP Measures" for further discussion of adjusted selling, general, and administrative expenses.
Adjusted selling, general, and administrative expenses increased during the year ended December 31, 2017, compared to the same period in 2016, driven primarily by a $19 million increase in payroll and related costs, including $7 million of severance charges, the acquisitions of Miraval and exhale, and marketing initiatives during 2017, including master brand marketing expenses to support the launch of the World of Hyatt platform.
Adjusted selling, general, and administrative expenses decreased during the year ended December 31, 2016, compared to the same period in 2015, driven primarily by a $10 million decrease in professional fees related to certain initiatives completed in 2015, partially offset by a $5 million increase in payroll and related costs.

Net gains and interest income from marketable securities held to fund operating programs.

	Year Ended December 31,
	2017	2016	2015	Better / (Worse) 2017 vs 2016		Better / (Worse) 2016 vs 2015
Rabbi trust impact allocated to selling, general, and administrative expenses	$37	$14	$2	$23	165.6%	$12	600.0%
Rabbi trust impact allocated to owned and leased hotels expense	8	3	1	5	167.8%	2	200.0%
Net gains and interest income from marketable securities held to fund the loyalty program allocated to owned and leased hotels revenues	2	2	1	—	(15.3)%	1	100.0%
Net gains and interest income from marketable securities held to fund operating programs	$47	$19	$4	$28	148.5%	$15	375.0%
Equity earnings (losses) from unconsolidated hospitality ventures.

	Year Ended December 31,
	2017	2016	2015	Better / (Worse) 2017 vs 2016		Better / (Worse) 2016 vs 2015
Equity earnings (losses) from unconsolidated hospitality ventures	$220	$68	$(64)	$152	225.6%	$132	206.3%
The increase during the year ended December 31, 2017, compared to the year ended December 31, 2016, was attributable to a $217 million liquidating distribution from the sale of Avendra to Aramark, which was partially offset by the following:

•	$37 million decrease as 2016 included earnings attributable to distributions from three of our unconsolidated hospitality ventures primarily related to debt refinancings;

•	$14 million decrease as 2016 included a gain related to the acquisition of our partners' share in Andaz Maui at Wailea Resort that was recorded as a step acquisition; and

•	$7 million decrease as 2016 included earnings related to a forfeited deposit on a sale of hotels by an unconsolidated hospitality venture that did not close.
The increase during the year ended December 31, 2016, compared to the year ended December 31, 2015, was attributable to the following:

•	$42 million increase in earnings attributable to distributions from three of our unconsolidated hospitality ventures primarily related to debt refinancings;

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

•	$14 million aforementioned gain on the Andaz Maui at Wailea Resort acquisition;

•
$21 million increase as a result of losses recognized during the year ended December 31, 2015 related to the sale of an entity that held an interest in one of our foreign currency denominated unconsolidated hospitality ventures and the release of accumulated foreign currency translation losses upon sale;

•
$13 million increase primarily attributable to expenses recognized in the year ended December 31, 2015 related to debt repayment guarantees entered into on behalf of our unconsolidated hospitality ventures; and

•	$9 million decrease related to impairment charges recorded related to four unconsolidated hospitality ventures during the year ended December 31, 2016.

Interest expense.    Interest expense increased $4 million during the year ended December 31, 2017, compared to the year ended December 31, 2016, driven by a higher average outstanding balance on our revolving line of credit during 2017, which was repaid during the fourth quarter of 2017.
Interest expense increased $8 million during the year ended December 31, 2016, compared to the year ended December 31, 2015, driven by increased interest expense related to the 2026 notes issued in the first quarter of 2016, partially offset by decreased interest expense related to the 2016 notes which were redeemed during the second quarter of 2016.
Gains (losses) on sales of real estate.    During the year ended December 31, 2017, we sold Hyatt Regency Louisville and Hyatt Regency Monterey Hotel & Spa on Del Monte Golf Course resulting in a pre-tax gains of $35 million and $17 million, respectively. During the year ended December 31, 2016, we sold Andaz 5th Avenue resulting in a pre-tax loss of $23 million. During the year ended December 31, 2015, we sold Hyatt Regency Indianapolis and a Hyatt House hotel resulting in a $9 million pre-tax gain. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 7 to the Consolidated Financial Statements" for additional information regarding the above transactions.
Asset impairments.    We did not record any asset impairments during the years ended December 31, 2017 and December 31, 2016. During the year ended December 31, 2015, we recognized $5 million in asset impairment charges related to property and equipment within our owned and leased hotels segment.
Other income (loss), net.    Other income (loss), net increased $31 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 20 to the Consolidated Financial Statements" for additional information. The increase was primarily attributable to the following:

•
$94 million of interest income and $40 million of realized losses related to the redemption of our preferred shares in Playa Hotels & Resorts B.V. ("Playa"). See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 4 to the Consolidated Financial Statements" for additional information;

•	$18 million of pre-condemnation income in exchange for the relinquishment of subterranean space at an owned hotel;

•
$15 million decrease in performance guarantee liability amortization income primarily related to four managed hotels in France that are subject to a performance guarantee ("the four managed hotels in France"). See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 14 to the Consolidated Financial Statements" for further detail;

•	$21 million cease use liability related to the relocation of our corporate headquarters; and

•
$14 million increase in performance guarantee expense, net. The increase primarily relates to the four managed hotels in France for which we recognized $76 million and $64 million during the years ended December 31, 2017 and December 31, 2016, respectively. Due to ongoing renovations, we expect to recognize approximately $65 to $75 million of expense in 2018 related to this guarantee.

Other income (loss), net increased $7 million during the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily attributable to the following:

•	$22 million increase in performance guarantee liability amortization income recognized primarily related to the four managed hotels in France;

•	$15 million increase primarily due to foreign currency volatility of the Brazilian real largely related to a construction loan for Grand Hyatt Rio de Janeiro;

•	$13 million increase in depreciation recovery related to expense recovered from our managed and franchised hotels;

•	$12 million of interest income related to the early redemption of a portion of our Playa preferred shares. We also recognized a $6 million realized loss in conjunction with the redemption; and

•
$36 million increase in performance guarantee expense, net. We recognized expenses of $64 million and $28 million during the years ended December 31, 2016 and December 31, 2015, respectively, related to the performance guarantee for the four managed hotels in France.

Provision for income taxes.

	Year Ended December 31,
	2017	2016	2015	Better / (Worse) 2017 vs 2016	Better / (Worse) 2016 vs 2015
Income before income taxes	$573	$289	$194	$284	$95
Income tax expense	(323)	(85)	(70)	(238)	(15)
Effective tax rate	56.3%	29.5%	36.2%	(26.8)%	6.7%
The increased effective tax rate during the year ended December 31, 2017, compared to the year ended December 31, 2016, was driven primarily by a 19 percentage point impact due to U.S. tax reform, of which 17 percentage points related to revaluation of U.S. net deferred tax assets at the lower corporate income tax rate of 21% and 2 percentage points related to the impact of a one-time deemed repatriation tax on undistributed foreign earnings. Income tax expense also increased during the year ended December 31, 2017, compared to the year ended December 31, 2016, as a result of an increase in income before taxes driven primarily by the earnings recognized from the sale of Avendra.
As a result of U.S. tax reform, we expect our global effective tax rate to reduce beginning in 2018, driven primarily by the reduced U.S. corporate tax rate from 35% to 21% on our U.S. earnings, which will be partially offset by increased limitations on compensation and fringe benefit deductions.
The decreased effective tax rate during the year ended December 31, 2016, compared to the year ended December 31, 2015, was driven primarily by a 5 percentage point favorable impact of certain one-time items related to the reversal of uncertain tax positions and by a 3 percentage point impact driven by a nonrecurring foreign tax credit benefit related to a foreign unconsolidated hospitality venture.
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 13 to our Consolidated Financial Statements" for further detail.

Segment Results
We evaluate segment operating performance using segment revenue and segment Adjusted EBITDA, as described in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 18 to our Consolidated Financial Statements." See "—Key Business Metrics Evaluated by Management" for a discussion of our definition of Adjusted EBITDA, how we use it, why we present it and material limitations on its usefulness. The charts below illustrate revenues by segment excluding other revenues from managed and franchised properties which are presented before intersegment eliminations.
*Consolidated revenues for the year ended December 31, 2017 included corporate and other revenues of $125 million, eliminations of $95 million and other revenues from managed and franchised properties of $1,918 million.
**Consolidated revenues for the year ended December 31, 2016 included corporate and other revenues of $43 million, eliminations of $98 million and other revenues from managed and franchised properties of $1,833 million.
*Consolidated revenues for the year ended December 31, 2015 included corporate and other revenues of $40 million, eliminations of $89 million and other revenues from managed and franchised properties of $1,786 million.

Owned and leased hotels segment revenues.
2017 compared to 2016

	Year Ended December 31,
	2017	2016	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$1,841	$1,823	$18	1.0%	$3
Non-comparable owned and leased hotels revenues	296	296	—	(0.1)%	(1)
Total owned and leased hotels revenues	2,137	2,119	18	0.8%	2
Other revenues	13	—	13	NM	—
Total segment revenues	$2,150	$2,119	$31	1.5%	$2
The increase in comparable owned and leased hotels revenues during the year ended December 31, 2017, compared to the year ended December 31, 2016, was driven by increases of $11 million at our hotels in the United States and $7 million at our international hotels. The revenue growth at our comparable hotels in the United States was driven primarily by improved transient business and a business interruption settlement of $6 million related to a claim from a prior year. The increase in comparable international hotels was driven by a net favorable currency impact of $3 million and increased transient business at our hotel in Aruba, partially offset by decreased performance at our hotel in Switzerland.
Non-comparable owned and leased hotels revenues were flat due to increased revenues from our 2016 acquisitions, primarily related to the acquisition of our partners’ interest in Andaz Maui at Wailea Resort, offset by decreased revenues as a result of the following dispositions:

•	Hyatt Regency Grand Cypress, Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch, Hyatt Regency Louisville, and Hyatt Regency Monterey Hotel & Spa on Del Monte Golf Course in 2017; and

•	Andaz 5th Avenue and Hyatt Regency Birmingham (U.K.) in 2016.
Other revenues increased $13 million during the year ended December 31, 2017, compared to the year ended December 31, 2016, due to sales of villas at Andaz Maui at Wailea Resort.

	Year Ended December 31,
	RevPAR				Occupancy			ADR
	2017	2016	Better / (Worse)	Better / (Worse) Constant $	2017	2016	Change in Occ % pts	2017	2016	Better / (Worse)	Better / (Worse) Constant $
Comparable owned and leased hotels	$176	$174	1.0%	0.9%	76.7%	76.9%	(0.2)%	$229	$226	1.3%	1.2%
Excluding the net favorable currency impact, the increase in comparable RevPAR at our owned and leased hotels during the year ended December 31, 2017, compared to the same period in 2016, was driven by improved transient demand and group ADR in the Americas, partially offset by an overall decrease in group demand.
During the year ended December 31, 2017, we removed four full service properties that were sold in the period from the comparable owned and leased hotels results.

2016 compared to 2015

	Year Ended December 31,
	2016	2015	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$2,029	$2,017	$12	0.6%	$(23)
Non-comparable owned and leased hotels revenues	90	62	28	45.2%	(2)
Total owned and leased hotels revenues	$2,119	$2,079	$40	1.9%	$(25)
The increase in comparable owned and leased hotels revenues during the year ended December 31, 2016, compared to the year ended December 31, 2015, was largely driven by increases of $36 million at our hotels in the United States and $4 million at our owned hotel in Mexico, including a net unfavorable currency impact of $8 million, partially offset by decreases of $28 million at our other international hotels. For the year ended December 31, 2016, revenue growth at our comparable hotels in the United States and Mexico was a result of improved transient business and group ADR as well as food and beverage revenues. The decrease in comparable international hotels was driven by a net unfavorable currency impact of $15 million and decreased performance at our owned hotels in France and Switzerland.
The increase in non-comparable owned and leased hotels revenues was driven by the following activity in 2016:

•	the opening of Grand Hyatt Rio de Janeiro;

•	the acquisitions of The Confidante Miami Beach and Royal Palms Resort and Spa; and

•	the acquisition of our partners' interest in Andaz Maui at Wailea Resort.
The increase in revenues was partially offset by the following activity:

•	the dispositions of Andaz 5th Avenue and Hyatt Regency Birmingham (U.K.).

	Year Ended December 31,
	RevPAR				Occupancy			ADR
	2016	2015	Better / (Worse)	Better / (Worse) Constant $	2016	2015	Change in Occ % pts	2016	2015	Better / (Worse)	Better / (Worse) Constant $
Comparable owned and leased hotels	$170	$168	1.2%	2.2%	76.7%	76.1%	0.6%	$222	$221	0.3%	1.4%
During the year ended December 31, 2016, we removed two full service properties that were sold in the period from the comparable owned and leased hotels results.
Owned and leased hotels segment Adjusted EBITDA.

	Year Ended December 31,
	2017	2016	2015	Better / (Worse) 2017 vs 2016		Better / (Worse) 2016 vs 2015
Owned and leased hotels Adjusted EBITDA	$417	$416	$413	$1	0.2%	$3	0.7%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	73	100	80	(27)	(28.0)%	20	25.0%
Segment Adjusted EBITDA	$490	$516	$493	$(26)	(5.3)%	$23	4.7%
Owned and leased hotels Adjusted EBITDA.    Adjusted EBITDA at our owned and leased hotels increased $1 million during the year ended December 31, 2017, compared to the same period in 2016, which included a $1 million net unfavorable currency impact.
Adjusted EBITDA at our comparable owned and leased hotels increased $13 million during the year ended December 31, 2016, compared to the same period in 2015, which included $7 million net unfavorable currency impact. The increase was largely due to improved transient business and group ADR at our full service hotels in the United States and Mexico. Partially offsetting the revenue growth were increased payroll and related costs, partially offset by a decrease in utilities expense due to lower gas and oil prices in 2016. Adjusted EBITDA at our non-comparable hotels decreased $10 million during the year ended December 31, 2016 compared to the prior year, primarily attributable to various dispositions and acquisitions in 2016.

Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA.    Our pro rata share of Adjusted EBITDA from our unconsolidated hospitality ventures included an insignificant net favorable currency impact during the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease was driven primarily by the Playa business combination in the first quarter of 2017 and the acquisition of our partners' share of Andaz Maui at Wailea Resort.
Our pro rata share of Adjusted EBITDA from our unconsolidated hospitality ventures increased during the year ended December 31, 2016, compared to the year ended December 31, 2015, which included an insignificant net unfavorable currency impact. The increase was driven primarily by hotel openings and improved performance at hotels within the Playa unconsolidated hospitality venture and Wailea Hotel Holdings, L.L.C. unconsolidated hospitality venture, prior to our acquisition of the latter in the fourth quarter of 2016.
Americas management and franchising segment revenues.

	Year Ended December 31,
	2017	2016	2015	Better / (Worse) 2017 vs 2016		Better / (Worse) 2016 vs 2015
Segment revenues
Management, franchise, and other fees	$403	$371	$354	$32	8.6%	$17	4.8%
Other revenues from managed and franchised properties	1,730	1,670	1,641	60	3.6%	29	1.8%
Total segment revenues	$2,133	$2,041	$1,995	$92	4.5%	$46	2.3%
Americas management and franchising revenues included an insignificant net favorable currency impact during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in management, franchise, and other fees was driven partially by a $13 million increase in other fee revenues due to termination fees for a managed hotel conversion to franchised and two hotels that left the chain, as well as increased amortization of deferred gains related to the sales of Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch and Hyatt Regency Grand Cypress. Additionally, franchise fees increased $11 million and base and incentive fees increased $6 million and $2 million, respectively, primarily due to new hotels and improved performance across the region.
The increase in other revenues from managed and franchised properties for the year ended December 31, 2017, compared to the year ended December 31, 2016, was due to increased reimbursements for payroll and related costs, technology costs, and redemptions related to the loyalty program. Additionally, the changes in the value of the underlying assets for our benefit programs funded through rabbi trusts resulted in a $14 million increase during the year ended December 31, 2017 compared to the year ended December 31, 2016.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR				Occupancy			ADR
	2017	2016	Better / (Worse)	Better / (Worse) Constant $	2017	2016	Change in Occ % pts	2017	2016	Better / (Worse)	Better / (Worse) Constant $
Americas full service	$155	$151	2.4%	2.4%	75.8%	75.3%	0.5%	$204	$201	1.7%	1.7%
Americas select service	$108	$105	2.9%	2.9%	78.4%	77.3%	1.1%	$137	$135	1.5%	1.5%
Our comparable full service hotels RevPAR increased during the year ended December 31, 2017, compared to the year ended December 31, 2016, driven primarily by improved group and transient ADR, partially offset by lower group demand.
During the year ended December 31, 2017, we removed four properties from the comparable Americas full service systemwide hotels as three properties left the chain and one hotel is undergoing a significant renovation. During the year ended December 31, 2017, two properties that left the chain were removed from the comparable Americas select service systemwide hotels.
Americas management and franchising revenues included $1 million net unfavorable currency impact during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in management, franchise, and other fees was driven by a $15 million increase in franchise fees, primarily due to new and converted hotels and improved performance at existing select service hotels and all inclusive resorts. Base fees increased $3 million, driven primarily by strong RevPAR growth at select service properties. Incentive fees increased $2 million driven by full service properties in North America. Other fee revenues decreased $3 million as 2015 included $3 million of termination fees.

The increase in other revenues from managed and franchised properties during the year ended December 31, 2016, compared to the year ended December 31, 2015, was due to a higher volume of reimbursements for increased redemptions related to the loyalty program, and increased select service payroll and related costs due to new hotels, partially offset by a decrease in full service payroll and related costs due to hotel conversions and one hotel that left the chain. Additionally, the changes in the value of the underlying assets for our benefit programs funded through rabbi trusts resulted in a $7 million increase for the year ended December 31, 2016 compared to the year ended December 31, 2015.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR				Occupancy			ADR
	2016	2015	Better / (Worse)	Better / (Worse) Constant $	2016	2015	Change in Occ % pts	2016	2015	Better / (Worse)	Better / (Worse) Constant $
Americas full service	$151	$148	2.3%	2.8%	75.3%	75.5%	(0.2)%	$200	$195	2.5%	3.1%
Americas select service	$104	$99	5.3%	5.4%	78.1%	76.7%	1.4%	$134	$129	3.4%	3.4%
Our comparable full service hotels RevPAR improved during the year ended December 31, 2016, compared to the year ended December 31, 2015, driven primarily by improved transient business and group ADR. RevPAR at our select service hotels for the year ended December 31, 2016 increased compared to the year ended December 31, 2015, driven primarily by transient business.
During the year ended December 31, 2016, one property that left the chain was removed from the comparable Americas full service systemwide hotels. During the year ended December 31, 2016, one property was removed from the comparable Americas select service systemwide hotels as a result of hurricane damage closing the hotel for an extended period.
Americas management and franchising segment Adjusted EBITDA.

	Year Ended December 31,
	2017	2016	2015	Better / (Worse) 2017 vs 2016		Better / (Worse) 2016 vs 2015
Segment Adjusted EBITDA	$350	$318	$300	$32	10.2%	$18	6.0%
Adjusted EBITDA increased during the year ended December 31, 2017, compared to the year ended December 31, 2016, which included an insignificant net favorable currency impact. The increase was driven by the aforementioned increases in management, franchise, and other fees. Adjusted selling, general, and administrative expenses were flat due to an increase in payroll and related costs, offset by higher bad debt reserves in 2016.
Adjusted EBITDA increased during the year ended December 31, 2016, compared to the year ended December 31, 2015, which included a $1 million net unfavorable currency impact. The increase was primarily due to the aforementioned $17 million increase in management, franchise, and other fees and a $1 million decrease in adjusted selling, general, and administrative expenses, primarily due to a $5 million decrease in professional fees, partially offset by a $2 million increase in bad debt reserves, $1 million increase in payroll and related costs, and a $1 million increase in brand conversion expenses.
ASPAC management and franchising segment revenues.

	Year Ended December 31,
	2017	2016	2015	Better / (Worse) 2017 vs 2016		Better / (Worse) 2016 vs 2015
Segment revenues
Management, franchise, and other fees	$112	$96	$91	$16	17.3%	$5	5.5%
Other revenues from managed and franchised properties	114	98	87	16	15.6%	11	12.6%
Total segment revenues	$226	$194	$178	$32	16.5%	$16	9.0%
ASPAC management and franchising revenues included $1 million net unfavorable currency impact during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was driven by a $15 million increase in management fees primarily due to higher incentive fees attributable to improved performance across the region, as well as base and incentive fees related to new hotels in Greater China and Australia.

The increase in other revenues from managed and franchised properties during the year ended December 31, 2017, compared to the year ended December 31, 2016, was driven by reimbursements for increased technology costs and redemptions related to the loyalty program.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR				Occupancy			ADR
	2017	2016	Better / (Worse)	Better / (Worse) Constant $	2017	2016	Change in Occ % pts	2017	2016	Better / (Worse)	Better / (Worse) Constant $
ASPAC full service	$148	$140	5.4%	5.8%	72.7%	68.4%	4.3%	$203	$205	(0.9)%	(0.5)%
Excluding the net unfavorable currency impact, the increase in RevPAR during the year ended December 31, 2017, compared to year ended December 31, 2016, was driven by increased occupancy across the region, most notably Greater China, Southeast Asia, and Japan, partially offset by declines at our hotels in South Korea due to lower visitor arrivals in 2017.
During the year ended December 31, 2017, we removed one property from the comparable ASPAC full service systemwide hotels as a result of a seasonal closure.
ASPAC management and franchising revenues included $1 million net unfavorable currency impact during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in management, franchise, and other fees during the year ended December 31, 2016 was driven primarily by increased base fees due to hotels opened in Greater China during 2015 and 2016 and increased incentive fees at certain properties in Greater China and Southeast Asia.
The increase in other revenues from managed and franchised properties during the year ended December 31, 2016, compared to the year ended December 31, 2015, was due a higher volume of reimbursements for increased reservation and technology costs as well as increased redemptions related to the loyalty program.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR				Occupancy			ADR
	2016	2015	Better / (Worse)	Better / (Worse) Constant $	2016	2015	Change in Occ % pts	2016	2015	Better / (Worse)	Better / (Worse) Constant $
ASPAC full service	$147	$145	1.9%	2.2%	70.8%	67.9%	2.9%	$208	$213	(2.3)%	(2.0)%
Excluding the net unfavorable currency impact, the increase in RevPAR during the year ended December 31, 2016 compared to year ended December 31, 2015, was driven by increased occupancy in Greater China, South Korea, and Southeast Asia. These increases were partially offset by decreased ADR spread across the region, primarily in Greater China and Southeast Asia.
During the year ended December 31, 2016, we removed two properties from the comparable ASPAC full service systemwide hotels, one as a result of a significant renovation and one that left the chain.
ASPAC management and franchising segment Adjusted EBITDA.

	Year Ended December 31,
	2017	2016	2015	Better / (Worse) 2017 vs 2016		Better / (Worse) 2016 vs 2015
Segment Adjusted EBITDA	$70	$57	$55	$13	23.6%	$2	3.6%
Adjusted EBITDA included an insignificant net unfavorable currency impact during the year ended December 31, 2017 compared to the year ended December 31, 2016. Adjusted EBITDA increased due to the aforementioned increase in management, franchise, and other fees, partially offset by a $2 million increase in payroll and related costs primarily due to development activity in Greater China.
Adjusted EBITDA included $1 million net unfavorable currency impact for the year ended December 31, 2016 compared to the year ended December 31, 2015. The aforementioned increase in management, franchise, and other fees was partially offset by an increase in adjusted selling, general, and administrative expenses of $3 million driven by a $2 million increase in payroll and related costs and a $1 million increase in professional fees related to development expenses incurred during the year.

EAME/SW Asia management and franchising segment revenues.

	Year Ended December 31,
	2017	2016	2015	Better / (Worse) 2017 vs 2016		Better / (Worse) 2016 vs 2015
Segment revenues
Management, franchise, and other fees	$72	$65	$67	$7	9.6%	$(2)	(3.0)%
Other revenues from managed and franchised properties	74	65	58	9	15.5%	7	12.1%
Total segment revenues	$146	$130	$125	$16	12.5%	$5	4.0%
EAME/SW Asia management and franchising revenues included $1 million net favorable currency impact during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in management, franchise, and other fees was primarily due to a $5 million increase in incentive fees driven by certain properties in the United Kingdom and Germany and new hotels in the region.
The increase in other revenues from managed and franchised properties during the year ended December 31, 2017, compared to the year ended December 31, 2016, was driven by reimbursements for increased technology costs.

(Comparable Systemwide Hotels)	Year Ended December 31,
	RevPAR				Occupancy			ADR
	2017	2016	Better / (Worse)	Better / (Worse) Constant $	2017	2016	Change in Occ % pts	2017	2016	Better / (Worse)	Better / (Worse) Constant $
EAME/SW Asia full service	$123	$117	4.5%	3.9%	66.7%	64.0%	2.7%	$184	$183	0.4%	(0.2)%
EAME/SW Asia select service	$71	$63	12.0%	10.3%	72.9%	66.8%	6.1%	$97	$95	2.5%	1.0%
Excluding the net favorable currency impact, the increase in comparable full service RevPAR during the year ended December 31, 2017, compared to the year ended December 31, 2016, was driven by increased occupancy and ADR in the United Kingdom, Germany, Turkey, and France. The occupancy gains in Germany were driven by increased group business, while the United Kingdom benefited from the completion of a renovation at one hotel. France and Turkey both experienced higher demand as 2016 was impacted by heightened security concerns. These increases were partially offset by decreased ADR in the Middle East as a result of supply pressure and geopolitical events which led to lower business travel in the area.
During the year ended December 31, 2017, one property was removed from the comparable EAME/SW Asia full service systemwide hotel results as a result of significant renovations and no properties were removed from the comparable EAME/SW Asia select service systemwide hotel results.
EAME/SW Asia management and franchising revenues included $2 million net unfavorable currency impact during the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in management, franchise, and other fees was primarily due to a $2 million decrease in incentive fees, driven primarily by decreased performance at properties in Europe and the Middle East, partially offset by increases at properties in India and ramping of hotels opened in 2015.
The increase in other revenues from managed and franchised properties during the year ended December 31, 2016 compared to the year ended December 31, 2015 was due to a higher volume of reimbursements for reservation and technology costs as well as increased redemptions related to the loyalty program.

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
Excluding the net unfavorable currency impact, the decrease in comparable full service RevPAR during the year ended December 31, 2016, compared to the year ended December 31, 2015, was driven primarily by decreased ADR and occupancy in France, Switzerland, Turkey, and the Middle East. These decreases were partially offset by increased ADR and occupancy in Eastern Europe and India.
During the year ended December 31, 2016, three properties were removed from the comparable EAME/SW Asia full service systemwide hotel results as a result of significant renovations and no properties were removed from the comparable EAME/SW Asia select service systemwide hotel results.
EAME/SW Asia management and franchising segment Adjusted EBITDA.

	Year Ended December 31,
	2017	2016	2015	Better / (Worse) 2017 vs 2016		Better / (Worse) 2016 vs 2015
Segment Adjusted EBITDA	$40	$33	$33	$7	21.5%	$—	—%
Adjusted EBITDA included $1 million net favorable currency impact during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was driven by the aforementioned increase in management, franchise, and other fees.
Adjusted EBITDA included $1 million net unfavorable currency impact during the year ended December 31, 2016 compared to the year ended December 31, 2015. The aforementioned decrease in management, franchise, and other fees was offset by a decrease adjusted selling, general, and administrative expenses, due to lower payroll and related costs during the year ended December 31, 2016 compared to the year ended December 31, 2015.
Corporate and other.

	Year Ended December 31,
	2017	2016	2015	Better / (Worse) 2017 vs 2016		Better / (Worse) 2016 vs 2015
Corporate and other revenues	$125	$43	$40	$82	186.9%	$3	7.5%
Corporate and other Adjusted EBITDA	$(137)	$(139)	$(131)	$2	1.8%	$(8)	(6.1)%
Revenues increased during the year ended December 31, 2017, compared to the year ended December 31, 2016, driven primarily by the following:

•	increase of $64 million due to the acquisition of Miraval;

•	increase of $10 million due to the acquisition of exhale; and

•	increase of $7 million in revenues from our co-branded credit card program as a result of increased point sales and our new agreement that took effect in the second quarter of 2017.
Revenues increased during the year ended December 31, 2016, compared to the year ended December 31, 2015, driven by a $4 million increase related to our co-branded credit card, partially offset by a $1 million decrease in Hyatt Residence Club license fees.
The decrease in Adjusted EBITDA for the year ended December 31, 2016, compared to the year ended December 31, 2015, was driven by a $12 million increase in promotional reward redemption expense as a result of increased costs related to our co-branded credit card, partially offset by the aforementioned $3 million increase in revenues and a $1 million decrease in adjusted selling, general, and administrative expenses. The decrease in adjusted selling, general, and administrative expenses was driven by a $10 million decrease in professional fees related to certain initiatives completed in 2015, partially offset by a $4 million increase in marketing expenses and a $3 million increase in payroll and related costs.

Adjusted EBITDA by Segment and Non-GAAP Measure Reconciliation
The following charts illustrate Adjusted EBITDA by segment. For a discussion of our definition of Adjusted EBITDA, how we use it, why we present it and material limitations on its usefulness, see "—Key Business Metrics Evaluated by Management."
*Consolidated Adjusted EBITDA for the year ended December 31, 2017 included Corporate and other Adjusted EBITDA of $(137) million and eliminations of $3 million.
**Consolidated Adjusted EBITDA for the year ended December 31, 2016 included Corporate and other Adjusted EBITDA of $(139) million.
*Consolidated Adjusted EBITDA for the year ended December 31, 2015 included Corporate and other Adjusted EBITDA of $(131) million.

The table below provides a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA:

	Year Ended December 31,
	2017	2016	2015	Change 2017 vs 2016		Change 2016 vs 2015
Net income attributable to Hyatt Hotels Corporation	$249	$204	$124	$45	22.3%	$80	64.5%
Interest expense	80	76	68	4	5.4%	8	11.8%
Provision for income taxes	323	85	70	238	279.4%	15	21.4%
Depreciation and amortization	366	342	320	24	7.1%	22	6.9%
EBITDA	1,018	707	582	311	44.1%	125	21.5%
Equity (earnings) losses from unconsolidated hospitality ventures	(220)	(68)	64	(152)	(225.6)%	(132)	(206.3)%
Stock-based compensation expense	29	25	23	4	15.9%	2	8.7%
(Gains) losses on sales of real estate	(51)	23	(9)	(74)	(323.8)%	32	355.6%
Asset impairments	—	—	5	—	NM	(5)	NM
Other (income) loss, net	(33)	(2)	5	(31)	NM	(7)	(140.0)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	73	100	80	(27)	(28.0)%	20	25.0%
Adjusted EBITDA	$816	$785	$750	$31	3.9%	$35	4.7%

Inflation
We do not believe inflation had a material effect on our business in 2017, 2016, or 2015.
Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments, and cash generated from our operations. As part of our business strategy, we also recycle capital by using net proceeds from dispositions to support our acquisitions and new investment opportunities. When appropriate, we borrow cash under our revolving credit facility or from other third-party sources and may also raise funds by issuing debt or equity securities as necessary. We maintain a cash investment policy that emphasizes preservation of capital. We believe our cash position, short-term investments, and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives for the foreseeable future.
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
Recent Transactions Affecting Our Liquidity and Capital Resources
During the years ended December 31, 2017, December 31, 2016, and December 31, 2015 several transactions impacted our liquidity. See "—Sources and Uses of Cash."

Sources and Uses of Cash

	Year Ended December 31,
	2017	2016	2015
Cash provided by (used in):
Operating activities	$620	$489	$538
Investing activities	266	(380)	(47)
Financing activities	(858)	(96)	(715)
Effect of exchange rate changes on cash	(7)	12	(4)
Net increase (decrease) in cash and cash equivalents	$21	$25	$(228)
We have foreign capital investment needs in excess of foreign earnings, and we have not changed our assertion that undistributed net earnings with respect to certain foreign subsidiaries are indefinitely reinvested outside the U.S. Due to recently enacted U.S. tax legislation, all undistributed net foreign earnings for the year ended December 31, 2017 have been taxed in the U.S. Given the complexity of certain provisions, we are continuing to evaluate the application of the new legislation to our indefinite reinvestment assertion. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 13 to our Consolidated Financial Statements" for further detail.
Cash Flows from Operating Activities
Cash provided by operating activities increased $131 million in the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to $94 million of interest income received upon the redemption of our Playa preferred shares. The increase was also due to improved performance across all reportable segments, increases in taxes payable driven by transactions, and the timing of accruals. These increases were partially offset by higher income tax payments in 2017.
Cash provided by operating activities decreased $49 million in the year ended December 31, 2016, compared to the year ended December 31, 2015, as 2015 included the release of $82 million of restricted cash from one of our captive insurance companies which was invested in marketable securities. Additionally, the timing of certain accruals contributed to the decrease, which was partially offset by a decrease in income tax payments and the timing of insurance payments received from managed hotels.
Cash Flows from Investing Activities
2017 Activity:

•
We sold Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch and Royal Palms Resort and Spa for approximately $296 million. Proceeds from the sale of Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch of $207 million are held as restricted for use in a potential like-kind exchange.

•	We received a $217 million liquidating distribution from the sale of Avendra to Aramark.

•	We sold Hyatt Regency Grand Cypress for approximately $202 million; the proceeds were initially recorded as restricted cash pursuant to a like-kind exchange and were subsequently released.

•	We received $196 million related to the redemption of our Playa preferred shares.

•	We sold Hyatt Regency Louisville for approximately $65 million; the proceeds were initially recorded as restricted cash pursuant to a like-kind exchange and were subsequently released.

•	We sold Hyatt Regency Monterey Hotel & Spa on Del Monte Golf Course for approximately $58 million.

•	We released $33 million from restricted cash related to the finalization of tax regulatory review in connection with the disposition of Hyatt Regency Vancouver in 2014.

•	We sold land and construction in progress to an unconsolidated hospitality venture, in which we have a 50% ownership interest for approximately $29 million.

•	We received pre-condemnation proceeds of $15 million primarily related to a relinquishment of subterranean space at an owned hotel.

•	We invested $298 million in capital expenditures (see "—Capital Expenditures").

•	We acquired Miraval for approximately $237 million.

•	We contributed a total of $89 million in investments and held-to-maturity ("HTM") debt securities.

•	We acquired exhale for approximately $16 million.
2016 Activity:

•	We acquired Thompson Miami Beach for approximately $238 million.

•	We invested $211 million in capital expenditures (see "—Capital Expenditures").

•
We purchased our partners' interest in Andaz Maui at Wailea Resort for $136 million, net of cash acquired. Additionally, prior to the acquisition we contributed $71 million to the unconsolidated hospitality venture and provided $37 million of financing receivables to our partners to repay the venture's third-party debt. Our partners repaid the financing receivables during 2016.

•	We invested $33 million in unconsolidated hospitality ventures, excluding our contribution to Andaz Maui at Wailea Resort discussed above.

•	We acquired Royal Palms Resort and Spa for a net purchase price of approximately $86 million.

•	We acquired land for $25 million for future development in Philadelphia.

•	We sold Andaz 5th Avenue for approximately $240 million, net of closing costs and proration adjustments.

•	We received distributions of $132 million from unconsolidated hospitality ventures.

•	We sold the shares of the company that owns Hyatt Regency Birmingham (U.K.) for approximately $49 million, net of closing costs and proration adjustments.

•	We released $29 million from restricted cash related to the finalization of a tax regulatory review in connection with the disposition of Park Hyatt Toronto in 2014.
2015 Activity:

•	We invested $269 million in capital expenditures (see "—Capital Expenditures").

•	We had net purchases of $121 million of marketable securities and short-term investments related to the loyalty program and our captive insurance companies.

•	We invested a total of $37 million in investments which includes $35 million in unconsolidated hospitality ventures.

•	We released $143 million from escrow to cash and cash equivalents related to release of proceeds from like-kind exchanges.

•	We received net proceeds of $100 million from the maturity of time deposits.

•	We sold Hyatt Regency Indianapolis for approximately $69 million.

•	We received proceeds of $28 million from financing receivables.

•	We released $19 million from restricted cash related to the development of a hotel in Brazil.

•	Two unconsolidated hospitality ventures, which are classified as equity method investments, sold two select service properties to third parties for total proceeds of $16 million.

•	We sold land and construction in progress for approximately $14 million.

•	We sold a Hyatt House hotel for approximately $5 million.

Cash Flows from Financing Activities
2017 Activity:

•	We drew and repaid $670 million and $770 million, respectively, on our revolving credit facility.

•
We repurchased 12,186,308 shares of Class A and Class B common stock for an aggregate purchase price of $723 million. Included in the repurchases are 8,213,057 shares repurchased under the ASR programs for an aggregate purchase price of $480 million. Subsequent to December 31, 2017, the remaining $20 million of shares under the November 2017 ASR was settled. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements" for further detail.

•	In conjunction with the acquisition of Miraval, we issued $9 million of redeemable preferred shares of a subsidiary.
2016 Activity:

•
We received net proceeds of $396 million from the issuance of our 2026 Notes, after deducting discounts and offering expenses of approximately $4 million. Additionally, all of our outstanding 2016 Notes were redeemed for $250 million.

•	We repaid the senior secured term loan of $64 million related to Hyatt Regency Lost Pines Resort and Spa.

•	We repurchased 5,631,557 shares of Class A and Class B common stock for an aggregate purchase price of $272 million.

•	We drew and repaid $210 million and $110 million, respectively, on our revolving credit facility.

•	Excluding the effects of currency, we drew $13 million on the construction loan for the development of the Grand Hyatt Rio de Janeiro.
2015 Activity:

•	We repurchased 13,199,811 shares of Class A and Class B common stock for an aggregate purchase price of $715 million.

•	Excluding the effects of currency, we drew $12 million on the construction loan for the development of the Grand Hyatt Rio de Janeiro.
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

	December 31, 2017	December 31, 2016
Consolidated debt (1)	$1,451	$1,564
Stockholders’ equity	3,525	3,903
Total capital	4,976	5,467
Total debt to total capital	29.2%	28.6%
Consolidated debt (1)	1,451	1,564
Less: Cash and cash equivalents and short-term investments	552	538
Net consolidated debt	899	1,026
Net debt to total capital	18.1%	18.8%

(1)
Excludes approximately $580 million and $745 million of our share of unconsolidated hospitality venture indebtedness at December 31, 2017 and December 31, 2016, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements. The decrease from December 31, 2016 is primarily attributable to Playa, which is no longer an unconsolidated hospitality venture as discussed in Part IV, Item 15 "Exhibits and Financial Statement Schedule—Note 4 to our Consolidated Financial Statements."

Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance, enhancements to existing properties, and investment in new properties under development or recently opened. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flows from operations.

	Year Ended December 31,
	2017	2016	2015
Maintenance and technology	$80	$68	$110
Enhancements to existing properties	166	72	59
Investment in new properties under development or recently owned	52	71	100
Total capital expenditures	$298	$211	$269
The increase in enhancements to existing properties in 2017 compared to 2016 is driven by increased renovation activity at domestic and international owned full service properties and expenditures related to our new corporate office. The decrease in investment in new properties under development or recently owned from 2016 to 2017 is due to the opening of a property that was previously under construction and the sale of an owned property under development to an unconsolidated hospitality venture. The decreases were partially offset by renovation spend in 2017 at our Miraval properties.
The decrease in maintenance and technology expenditures in 2016 compared to 2015 is driven by decreased technology spending and decreased spending at domestic full service properties. The increase in enhancements to existing properties is driven by increased renovation activity at domestic and international full service properties and expenditures related to our new corporate office. Expenditures related to new properties under development are driven primarily by construction spending related to Grand Hyatt Rio de Janeiro, which opened in early 2016, and two new select service hotels under development in the United States.
Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes at December 31, 2017, as defined in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 9 to our Consolidated Financial Statements". Interest on the Senior Notes is payable semi-annually.

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
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at December 31, 2017.

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
We had no outstanding undrawn letters of credit issued under our revolving credit facility (which would reduce the availability thereunder) at December 31, 2017 and December 31, 2016, respectively. At December 31, 2017, we had available borrowing capacity of $1.5 billion under our revolving credit facility, as there was no outstanding revolver balance.
All of our borrowings under our revolving credit facility are guaranteed by substantially all of our material domestic subsidiaries, as defined in the revolving credit facility. All guarantees are guarantees of payment and performance and not of collection. Hotel Investors I, Inc., a wholly owned subsidiary, is an additional borrower under our revolving credit facility.
Interest rates on outstanding borrowings are either LIBOR-based or based on an alternate base rate, with margins in each case based on our credit rating or, in certain circumstances, our credit rating and leverage ratio. At December 31, 2017, the interest rate for a one month LIBOR borrowing under our revolving credit facility would have been 2.664%, or LIBOR of 1.564% plus 1.100%.
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
Our revolving credit facility contains a number of affirmative and restrictive covenants including limitations on the ability to place liens on our or our direct or indirect subsidiaries’ assets; to merge, consolidate, and dissolve; to sell assets; to engage in transactions with affiliates; to change our or our direct or indirect subsidiaries’ fiscal year or organizational documents; and to make restricted payments.
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
In January 2018, we refinanced our revolving credit facility. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 21 to our Consolidated Financial Statements."

Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $309 million and $230 million in letters of credit issued directly with financial institutions outstanding at December 31, 2017 and December 31, 2016, respectively. These letters of credit had weighted average fees of 93 basis points and a range of maturity of up to three years at December 31, 2017.
Other Indebtedness and Future Debt Maturities
Excluding the $1,196 million of Senior Notes, all other third-party indebtedness at December 31, 2017 was $255 million.
At December 31, 2017, $11 million of our outstanding debt will mature in the following 12 months. We believe we will have adequate liquidity, including our capacity to borrow under our revolving credit facility, and/or the ability to execute on refinancing or new issuances of debt to meet requirements for scheduled maturities.
Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2017:

		Payments Due by Period
	Total	2018	2019	2020	2021	2022	Thereafter
Debt (1)	$1,934	$83	$278	$68	$318	$54	$1,133
Capital lease obligations (1)	17	2	2	2	2	2	7
Operating lease obligations	629	36	42	39	36	35	441
Purchase obligations	37	37	—	—	—	—	—
Other long-term liabilities (2)	425	2	2	1	1	1	418
Total contractual obligations	$3,042	$160	$324	$110	$357	$92	$1,999

(1)	Includes principal and interest payments; assumes constant foreign exchange rates at December 31, 2017 for floating rate debt and international debt.

(2)	Primarily consists of deferred compensation plan liabilities; excludes $107 million in long-term tax positions due to the uncertainty related to the timing of the reversal of those positions.
Guarantee Commitments
The following table summarizes our guarantee commitments at December 31, 2017:

		Amount of Guarantee Commitments Expiration by Period
	Total amounts committed	2018	2019	2020	2021	2022	Thereafter
Performance guarantees (1)	$323	$77	$40	$173	$5	$5	$23
Debt repayment and other guarantees (2)	708	140	25	504	39	—	—
Total guarantee commitments	$1,031	$217	$65	$677	$44	$5	$23

(1)	Consists of contractual agreements with third-party owners which require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels.

(2)
Consists of various debt repayment and other guarantees related to our unconsolidated hospitality ventures, managed and franchised hotels, and other properties. Certain of these underlying debt agreements have extension periods which are not reflected in the table above. With respect to certain of these debt repayment guarantees we have agreements with either our unconsolidated hospitality venture partner, the respective hotel owners, or other third parties which reduce our maximum guarantee which are not reflected in the table above.

See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 14 to our Consolidated Financial Statements."

Investment Commitments
The following table summarizes our investment commitments, which represent our commitment to fund contract acquisition costs and other investments such as unconsolidated hospitality ventures, at December 31, 2017:

		Amount of Investment Commitments Expected Funding by Period
	Total amounts committed	2018	2019	2020	2021	2022	Thereafter
Investment commitments	$452	$216	$202	$3	$2	$12	$17

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at December 31, 2017 included purchase obligations of $37 million, letters of credit of $309 million and surety bonds of $25 million. These amounts are discussed in "—Sources and Uses of Cash—Revolving Credit Facility and —Letters of Credit", "—Contractual Obligations" and Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 14 to our Consolidated Financial Statements."

Critical Accounting Policies and Estimates
Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and the related disclosures in our consolidated financial statements and accompanying notes.
A number of our accounting policies, which are described in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 2 to our Consolidated Financial Statements," are critical due to the fact they involve a higher degree of judgment and estimates. Those accounting policies and other critical estimates are included below. As a result, these accounting policies could materially affect our financial position and results of operations. While we have used our best estimates based on the facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period. In addition, changes in the accounting estimates that we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. Although we believe our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. Management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of the board of directors.
Guarantees
We enter into performance guarantees related to certain hotels we manage. We also enter into debt repayment and other guarantees with respect to our unconsolidated hospitality ventures, certain managed or franchised hotels, and other properties. Upon inception of the guarantee, we record a stand ready to perform liability that is measured at fair value. In order to estimate fair value, we use a Monte Carlo simulation to model the probability of possible outcomes. We are required to make certain assumptions and judgments in our determination of the fair value, which are based on our knowledge of the hospitality industry, market conditions, location of the property, and specific information available at the time of the valuation.
Goodwill and Indefinite-Lived Intangibles
We evaluate goodwill and indefinite-lived intangibles for impairment annually during the fourth quarter using balances at October 1 and at an interim date, if indications of impairment exist. The Company has eight reporting units which have goodwill at December 31, 2017.
We are required to apply judgment when determining whether or not indications of impairment exist. The determination of the occurrence of a triggering event is based on our knowledge of the hospitality industry, historical experience, location of the property or properties, market conditions, and specific information available at the time of the assessment. We realize, however, that the results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis. Judgment is also required in determining the assumptions and estimates use when calculating the fair value of the reporting unit or indefinite-lived intangible.
Historically, changes in estimates used in the goodwill and indefinite-lived intangibles impairment valuations have not resulted in material impairment charges in subsequent periods as a result of changes in those estimates. However, changes in the economic and operating conditions impacting the assumptions and estimates could result in an impairment charge which could be material to our earnings. At December 31, 2017, a change in our assumptions and estimates that could reduce the fair value of each of our reporting units or indefinite-lived brand intangibles by 10% would not result in an impairment. In periods which are close to an acquisition, we would expect fair value to approximate carrying value and do not consider this to be indicative of an impairment risk, absent other factors.
Business Combinations
Assets acquired and liabilities assumed in a business combination are recorded at fair value as of the acquisition date. We use judgment to determine the fair value of the property or business acquired and to determine the amount of value to allocate to each identifiable asset or liability. Typically, tangible assets acquired include property and equipment, and intangible assets acquired may include a management agreement intangible, a brand intangible, advanced bookings, and goodwill. Changes to the significant assumptions or factors used to determine fair value could affect the measurement and allocation of fair value.
Property and Equipment and Definite-Lived Intangibles
We evaluate property and equipment and definite-lived intangibles for impairment quarterly. We use judgment to determine whether indications of impairment exist. The determination of the occurrence of a triggering event is based on our knowledge of the hospitality industry, historical experience, location of the property, market conditions, and property-specific information available at the time of the assessment. We realize, however, that the results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis. When a triggering event occurs, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset or asset group, if applicable.
Changes in economic and operating conditions impacting the judgments used could result in impairments to our long-lived assets in future periods, which could be material to our earnings. Historically, changes in estimates used in the property and equipment and definite-lived intangibles impairment assessment process have not resulted in material impairment charges in subsequent periods as a result of changes made to those estimates.
Available For Sale ("AFS") Debt Securities
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 4 to our Consolidated Financial Statements" for our assessment process and further information regarding our estimates used in determining the fair value of AFS debt securities.
Unconsolidated Hospitality Ventures
We assess investments in unconsolidated hospitality ventures for impairment quarterly. We use judgment to determine whether or not there is an indication that a loss in value has occurred and whether a decline is deemed to be other than temporary. The determination of whether a loss in value has occurred is based on our knowledge of the hospitality industry, historical experience, location of the underlying venture property, market conditions, and venture-specific information available at the time of the assessment. When there is an indication that a loss in value has occurred, judgment is also required in determining the assumptions and estimates to use when calculating the fair value.
Changes in economic and operating conditions impacting these estimates and judgments could result in impairments to our investments in unconsolidated hospitality ventures in future periods. Historically, changes in estimates used in the unconsolidated hospitality ventures impairment assessment process have not resulted in material impairment charges in subsequent periods as a result of changes made to those estimates.
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
As a result of recently enacted U.S. tax legislation, we recorded an estimated tax provision during the year ended December 31, 2017 in relation to the revaluation of our net deferred tax assets at the lower U.S. corporate income tax rate and the additional tax expense associated with the deemed repatriation tax. Additionally, we recorded a valuation allowance against foreign tax credits which we anticipate will no longer be realizable based upon the taxation of foreign earnings under the new tax legislation.

The impact of the new U.S. tax legislation has been recorded in accordance with Staff Accounting Bulletin ("SAB") 118. In accordance with SAB 118, we are required to recognize the income tax effects of those aspects of the new legislation for which the accounting is complete. To the extent our accounting for certain income tax effects of the new legislation is incomplete, but we are able to determine a reasonable estimate, we must record a provisional estimate in our consolidated financial statements. If we cannot determine a provisional estimate to be included in our consolidated financial statements, we should continue to apply our accounting treatment on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the new legislation. The provisional expenses as they relate to the revaluation of our net deferred tax assets, deemed repatriation tax, and valuation allowance against foreign tax credits recorded during the year ended December 31, 2017 may be subject to adjustments in subsequent periods throughout 2018 as a result of potential amendments, technical corrections, and further interpretation and implementation of the new legislation.
We evaluate tax positions taken or expected to be taken on a tax return to determine whether they are "more likely than not" of being sustained assuming that the tax reporting positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in our consolidated financial statements. If the position drops below the "more likely than not" standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the "more likely than not" standard has been met when developing the provision for income taxes. A change in the assessment of the "more likely than not" standard could materially impact our consolidated financial statements.
For information regarding the impact of the newly enacted tax legislation and the provisional estimates recorded for 2017, see Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 13 to our Consolidated Financial Statements."
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
Loyalty Program Future Redemption Obligation
We utilize an actuary to assist with our estimate of our future redemption obligation related to the World of Hyatt loyalty program. Changes in the estimates used in the determination of the future redemption obligation, including the estimated cost per point and the estimate of the "breakage" for points that will never be redeemed, could result in a material change to our future redemption obligation.
At December 31, 2017, the redemption liability related to the loyalty program was $469 million. A 10% decrease in the breakage assumption would have resulted in an increase in the redemption liability of approximately $45 million at December 31, 2017.
Future Adoption of Accounting Standards
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 2 to our Consolidated Financial Statements" for the Company's current evaluation of the impact of adopting Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606) and other accounting standards effective in future periods.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At December 31, 2017, we were a party to hedging transactions including the use of derivative financial instruments, as discussed below.

Interest Rate Risk
In the normal course of business, we are exposed to the impact of interest rate changes due to our borrowing activities. Our objective is to manage the risk of interest rate changes on the results of operations, cash flows, and the market value of our debt by creating an appropriate balance between our fixed and floating-rate debt. We enter into interest rate derivative transactions from time to time, including interest rate swaps, in order to maintain a level of exposure to interest rate variability that we deem acceptable. At December 31, 2017 and December 31, 2016, we did not hold any interest rate swap contracts.
The following table sets forth the contractual maturities and the total fair values at December 31, 2017 for our financial instruments materially affected by interest rate risk:

	Maturities by period
	2018	2019	2020	2021	2022	Thereafter	Total carrying amount	Total fair value
Fixed-rate debt (1)	$4	$200	$5	$255	$5	$913	$1,382	$1,459
Average interest rate (2)							4.88%
Floating-rate debt (3)	$5	$5	$6	$6	$6	$42	$70	$87
Average interest rate (2)							7.94%
(1) Excludes capital lease obligations of $13 million and unamortized discounts and deferred financing fees of $14 million.
(2) Average interest rate at December 31, 2017.
(3) Includes the Grand Hyatt Rio de Janeiro construction loan which had a 7.93% interest rate at December 31, 2017. For additional information on floating-rate debt, see Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 9 to the Consolidated Financial Statements."
Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. The U.S. dollar equivalent of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany transactions, with terms of less than one year, were $254 million and $204 million at December 31, 2017 and December 31, 2016, respectively.
We intend to offset the gains and losses related to our third-party debt, debt repayment guarantees, and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income. At December 31, 2017, a hypothetical 10% change in foreign currency exchange rates would result in an immaterial change in the fair value of the hedging instruments.
For the years ended December 31, 2017, December 31, 2016, and December 31, 2015, the effects of these derivative instruments within other income (loss), net on our consolidated financial statements resulted in losses of $19 million and gains of $25 million and $22 million, respectively. We offset the gains and losses on our foreign currency forward contracts with gains and losses related to our intercompany loans and transactions, such that there is a negligible effect to net income.

Item 8.    Financial Statements and Supplementary Data.
The consolidated financial statements and supplementary data required by Item 8 are contained in Item 15 of this annual report and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Principal Executive Officer and Principal Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this annual report, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company's management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 9B.    Other Information.

On February 14, 2018, we filed a Certificate of Retirement with the Secretary of State of the State of Delaware to retire 135,100 shares of Class B common stock, $0.01 par value per share, of the Company. All 135,100 shares of Class B common stock were converted into shares of Class A common stock, $0.01 par value per share, of the Company in connection with the sale by certain selling stockholders into the public market pursuant to Rule 144 under the Securities Act of 1933, as amended. Our Amended and Restated Certificate of Incorporation requires that any shares of Class B common stock that are converted into shares of Class A common stock be retired and may not be reissued.
Effective upon filing, the Certificate of Retirement amended our Amended and Restated Certificate of Incorporation to reduce the total authorized number of shares of capital stock of the Company by 135,100 shares. The total number of authorized shares of the Company is now 1,412,613,149, such shares consisting of 1,000,000,000 shares designated Class A common stock, 402,613,149 shares designated Class B common stock, and 10,000,000 shares designated preferred stock, par value $0.01 per share. A copy of the Certificate of Retirement is attached as Exhibit 3.1 to this Annual Report on Form 10-K.

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance.
The information required by this Item 10 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2017 pursuant to Regulation 14A under the Exchange Act in connection with our 2018 Annual Meeting of Stockholders.
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
Code of Business Conduct and Ethics
The Company has adopted the Hyatt Hotels Corporation Code of Business Conduct and Ethics (the "Code of Ethics"), which is applicable to all of the Hyatt directors, officers, and colleagues, including the Company's President and Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller, and other senior financial officers performing similar functions. The Code of Ethics is posted on the Company's website at http://www.hyatt.com. The Company will furnish a copy of the Code of Ethics to any person, without charge, upon written request directed to: Treasurer and Senior Vice President, Investor Relations and Corporate Finance, Hyatt Hotels Corporation, 150 North Riverside Plaza, Chicago, Illinois 60606. In the event that the Company amends or waives any of the provisions of the Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller, and other senior financial officers performing similar functions, the Company intends to disclose the subsequent information on its website.

Item 11.	Executive Compensation.
The information required by this Item 11 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2017 pursuant to Regulation 14A under the Exchange Act in connection with our 2018 Annual Meeting of Stockholders.
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
The information required by this Item 12 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2017 pursuant to Regulation 14A under the Exchange Act in connection with our 2018 Annual Meeting of Stockholders.
Information related to this Item 12 appears under the caption: "STOCK—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the definitive proxy statement.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information at December 31, 2017 about Class A common stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	5,409,593	(1)	$47.07	(2)	4,751,206	(3)
Equity Compensation Plans Not Approved by Security Holders	—		—		1,469,195	(4)
Total	5,409,593		$47.07		6,220,401
(1) Includes (a) Stock Appreciation Rights ("SARs") to purchase 3,825,315 shares of Class A common stock issued under the LTIP with a weighted average exercise price of $47.07 (calculated on a one-for-one basis), (b) 1,570,309 shares of Class A common stock to be issued or retained, as applicable, upon the vesting of Restricted Stock Units ("RSUs") and Performance Share Units ("PSUs") issued under the LTIP for which no exercise price will be paid (assuming maximum payout of PSU awards), and (c) 13,969 shares of Class A common stock issued pursuant to the ESPP in connection with the October 2017 to December 2017 purchase period (which shares will be issued in January 2018).
(2) The calculation of weighted average exercise price only includes outstanding SARs.
(3) Includes (a) 4,267,423 shares of Class A common stock that remain available for issuance under the LTIP and (b) 483,783 shares of Class A common stock that remain available for issuance pursuant to the ESPP.
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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2017 pursuant to Regulation 14A under the Exchange Act in connection with our 2018 Annual Meeting of Stockholders.
Information related to this Item 13 appears under the captions: "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" and "CORPORATE GOVERNANCE—DIRECTOR INDEPENDENCE" in the definitive proxy statement.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2017 pursuant to Regulation 14A under the Exchange Act in connection with our 2018 Annual Meeting of Stockholders.
Information related to this Item 14 appears under the caption "INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in the definitive proxy statement.

Part IV

Item 15.	Exhibits and Financial Statement Schedule.
The following documents are filed as part of this annual report.

(a)	Financial Statements
The following consolidated financial statements are included in this annual report on the pages indicated:

(b)	Financial Statement Schedule
The following financial statement schedule is included in this annual report on the page indicated:

Page
Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2017, December 31, 2016, and December 31, 2015	SCHII-1

(c)	Exhibits
The Exhibit Index follows Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2017, December 31, 2016, and December 31, 2015 and is incorporated herein by reference.

Item 16.	Form 10-K Summary.
Omitted at registrant’s option.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYATT HOTELS CORPORATION

	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer

Date: February 15, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Mark S. Hoplamazian	President, Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2018
Mark S. Hoplamazian
/s/ Patrick J. Grismer	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 15, 2018
Patrick J. Grismer
/s/ Elizabeth M. Bauer	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 15, 2018
Elizabeth M. Bauer
/s/ Thomas J. Pritzker	Executive Chairman of the Board	February 15, 2018
Thomas J. Pritzker
/s/ Paul D. Ballew	Director	February 15, 2018
Paul D. Ballew
/s/ Richard A. Friedman	Director	February 15, 2018
Richard A. Friedman
/s/ Susan D. Kronick	Director	February 15, 2018
Susan D. Kronick
/s/ Mackey J. McDonald	Director	February 15, 2018
Mackey J. McDonald
/s/ Cary D. McMillan	Director	February 15, 2018
Cary D. McMillan
/s/ Pamela M. Nicholson	Director	February 15, 2018
Pamela M. Nicholson
/s/ Jason Pritzker	Director	February 15, 2018
Jason Pritzker
/s/ Michael A. Rocca	Director	February 15, 2018
Michael A. Rocca
/s/ Richard C. Tuttle	Director	February 15, 2018
Richard C. Tuttle
/s/ James H. Wooten, Jr.	Director	February 15, 2018
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
Management assessed the effectiveness of Hyatt Hotels Corporation’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that Hyatt Hotels Corporation maintained effective internal control over financial reporting as of December 31, 2017.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Hyatt Hotels Corporation’s internal control over financial reporting as of December 31, 2017. That report is included in Item 15 of this Annual Report on Form  10-K.

/s/ Mark S. Hoplamazian
Mark S. Hoplamazian President & Chief Executive Officer

/s/ Patrick J. Grismer
Patrick J. Grismer Executive Vice President, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Hyatt Hotels Corporation
Chicago, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hyatt Hotels Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 15, 2018

We have served as the Company's auditor since 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Hyatt Hotels Corporation
Chicago, Illinois

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Hyatt Hotels Corporation and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated February 15, 2018, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 15, 2018

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2017, December 31, 2016, and December 31, 2015
(In millions of dollars, except per share amounts)

	2017	2016	2015
REVENUES:
Owned and leased hotels	$2,192	$2,108	$2,079
Management and franchise fees	505	448	427
Other revenues	70	40	36
Other revenues from managed and franchised properties	1,918	1,833	1,786
Total revenues	4,685	4,429	4,328
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	1,674	1,610	1,562
Depreciation and amortization	366	342	320
Other direct costs	46	30	29
Selling, general, and administrative	379	315	308
Other costs from managed and franchised properties	1,918	1,833	1,786
Direct and selling, general, and administrative expenses	4,383	4,130	4,005
Net gains and interest income from marketable securities held to fund operating programs	47	19	4
Equity earnings (losses) from unconsolidated hospitality ventures	220	68	(64)
Interest expense	(80)	(76)	(68)
Gains (losses) on sales of real estate	51	(23)	9
Asset impairments	—	—	(5)
Other income (loss), net	33	2	(5)
INCOME BEFORE INCOME TAXES	573	289	194
PROVISION FOR INCOME TAXES	(323)	(85)	(70)
NET INCOME	250	204	124
NET INCOME AND ACCRETION ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	—	—
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$249	$204	$124
EARNINGS PER SHARE—Basic
Net income	$2.00	$1.53	$0.87
Net income attributable to Hyatt Hotels Corporation	$1.99	$1.53	$0.87
EARNINGS PER SHARE—Diluted
Net income	$1.98	$1.52	$0.86
Net income attributable to Hyatt Hotels Corporation	$1.97	$1.52	$0.86

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2017, December 31, 2016, and December 31, 2015
(In millions of dollars)

	2017	2016	2015
Net income	$250	$204	$124
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax expense (benefit) of $1, $-, and $(2) for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively	56	(42)	(102)
Unrealized gains (losses) on available-for-sale securities, net of tax expense (benefit) of $23, $(4), and $21 for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively	35	(6)	33
Unrecognized pension cost, net of tax benefit of $- for each of the years ended December 31, 2017, December 31, 2016, and December 31, 2015	—	—	(2)
Unrealized gains on derivative activity, net of tax expense of $-, $1, and $1 for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively	1	1	1
Other comprehensive income (loss)	92	(47)	(70)
COMPREHENSIVE INCOME	342	157	54
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$341	$157	$54

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2017 and December 31, 2016
(In millions of dollars, except share and per share amounts)

	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$503	$482
Restricted cash	234	76
Short-term investments	49	56
Receivables, net of allowances of $21 and $18 at December 31, 2017 and December 31, 2016, respectively	350	304
Inventories	14	28
Prepaids and other assets	153	153
Prepaid income taxes	24	40
Total current assets	1,327	1,139
Investments	211	186
Property and equipment, net	4,034	4,270
Financing receivables, net of allowances	19	19
Goodwill	150	125
Intangibles, net	683	599
Deferred tax assets	242	313
Other assets	1,006	1,098
TOTAL ASSETS	$7,672	$7,749
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$11	$119
Accounts payable	175	162
Accrued expenses and other current liabilities	635	514
Accrued compensation and benefits	145	129
Total current liabilities	966	924
Long-term debt	1,440	1,445
Other long-term liabilities	1,725	1,472
Total liabilities	4,131	3,841
Commitments and contingencies (see Note 14)
Redeemable noncontrolling interest in preferred shares of a subsidiary	10	—
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of December 31, 2017 and December 31, 2016	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 48,231,149 issued and outstanding at December 31, 2017, and Class B common stock, $0.01 par value per share, 402,748,249 shares authorized, 70,753,837 shares issued and outstanding at December 31, 2017. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 39,952,061 issued and outstanding at December 31, 2016, and Class B common stock, $0.01 par value per share, 422,857,621 shares authorized, 90,863,209 shares issued and outstanding at December 31, 2016	1	1
Additional paid-in capital	967	1,686
Retained earnings	2,742	2,493
Accumulated other comprehensive loss	(185)	(277)
Total stockholders’ equity	3,525	3,903
Noncontrolling interests in consolidated subsidiaries	6	5
Total equity	3,531	3,908
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY	$7,672	$7,749

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017, December 31, 2016, and December 31, 2015
(In millions of dollars)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$250	$204	$124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	366	342	320
Amortization of share awards	32	26	26
Deferred income taxes	47	(3)	(103)
Equity (earnings) losses from unconsolidated hospitality ventures	(220)	(68)	64
(Gains) losses on sales of real estate	(51)	23	(9)
Realized losses from marketable securities	40	6	—
Distributions from unconsolidated hospitality ventures	29	35	36
Other	1	(44)	55
Increase (decrease) in cash attributable to changes in assets and liabilities
Restricted cash	13	(4)	78
Receivables, net	(37)	(14)	29
Inventories	12	2	1
Prepaid income taxes	14	21	(16)
Accounts payable, accrued expenses, and other current liabilities	95	7	(7)
Accrued compensation and benefits	22	7	5
Other long-term liabilities	24	10	1
Other, net	(17)	(61)	(66)
Net cash provided by operating activities	620	489	538
(Continued)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017, December 31, 2016, and December 31, 2015
(In millions of dollars)

	2017	2016	2015
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	$(469)	$(464)	$(530)
Proceeds from marketable securities and short-term investments	480	457	521
Contributions to investments	(89)	(107)	(37)
Return of investments	425	132	19
Acquisitions, net of cash acquired	(259)	(492)	(3)
Capital expenditures	(298)	(211)	(269)
Issuance of financing receivables	—	(38)	(8)
Proceeds from financing receivables	—	38	28
Proceeds from sales of real estate, net of cash disposed	663	289	88
Sales proceeds transferred to escrow as restricted cash	(474)	—	—
Sales proceeds transferred from escrow to cash and cash equivalents	300	29	143
Pre-condemnation proceeds	15	—	—
Other investing activities	(28)	(13)	1
Net cash provided by (used in) investing activities	266	(380)	(47)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, net of issuance costs of $-, $4, and $-, respectively	670	620	12
Repayments of debt	(782)	(438)	(5)
Repurchase of common stock	(743)	(272)	(715)
Proceeds from redeemable noncontrolling interest in preferred shares in a subsidiary	9	—	—
Other financing activities	(12)	(6)	(7)
Net cash used in financing activities	(858)	(96)	(715)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7)	12	(4)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21	25	(228)
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	482	457	685
CASH AND CASH EQUIVALENTS—END OF PERIOD	$503	$482	$457
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$80	$75	$69
Cash paid during the period for income taxes	$175	$95	$145
Non-cash investing and financing activities are as follows:
Non-cash contributions to investments	$5	$13	$17
Non-cash management and franchise agreement intangibles	$3	$47	$3
Change in accrued capital expenditures	$9	$2	$6
(Concluded)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2017, December 31, 2016, and December 31, 2015
(In millions of dollars)

	Total	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries
BALANCE—January 1, 2015	$4,631	$2	$2,621	$2,165	$(1)	$(160)	$4
Total comprehensive income	54	—	—	124	—	(70)	—
Repurchase of common stock	(715)	(1)	(714)	—	—	—	—
Directors compensation	2	—	2	—	—	—	—
Employee stock plan issuance	3	—	3	—	—	—	—
Share-based payment activity	20	—	19	—	1	—	—
BALANCE—December 31, 2015	$3,995	$1	$1,931	$2,289	$—	$(230)	$4
Total comprehensive income	157	—	—	204	—	(47)	—
Contributions from noncontrolling interests	1	—	—	—	—	—	1
Repurchase of common stock	(272)	—	(272)	—	—	—	—
Directors compensation	2	—	2	—	—	—	—
Employee stock plan issuance	3	—	3	—	—	—	—
Share-based payment activity	22	—	22	—	—	—	—
BALANCE—December 31, 2016	$3,908	$1	$1,686	$2,493	$—	$(277)	$5
Total comprehensive income	341	—	—	249	—	92	—
Contributions from noncontrolling interests	1	—	—	—	—	—	1
Repurchase of common stock	(743)	—	(743)	—	—	—	—
Directors compensation	2	—	2	—	—	—	—
Employee stock plan issuance	4	—	4	—	—	—	—
Share-based payment activity	18	—	18	—	—	—	—
BALANCE—December 31, 2017	$3,531	$1	$967	$2,742	$—	$(185)	$6

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, unless otherwise indicated)

1.     ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively "Hyatt Hotels Corporation") provide hospitality and other services on a worldwide basis through the development, ownership, operation, management, franchising, and licensing of hospitality and wellness related businesses. We develop, own, operate, manage, franchise, license, or provide services to a portfolio of properties consisting of full service hotels, select service hotels, resorts, and other properties, including branded spas and fitness studios, and timeshare, fractional, and other forms of residential or vacation properties. At December 31, 2017, (i) we operated or franchised 331 full service hotels, comprising 128,051 rooms throughout the world, (ii) we operated or franchised 388 select service hotels, comprising 54,862 rooms, of which 343 hotels are located in the United States, and (iii) our portfolio of properties included 6 franchised all inclusive Hyatt-branded resorts, comprising 2,401 rooms, and 3 destination wellness resorts, comprising 399 rooms. At December 31, 2017, our portfolio of properties operated in 58 countries around the world.
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—Our consolidated financial statements present the results of operations, financial position, and cash flows of Hyatt Hotels Corporation and its majority owned and controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates—We are required to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying Notes. Actual results could differ materially from such estimated amounts.
Revenue Recognition—Our revenues are primarily derived from the following sources and are generally recognized when services have been rendered:

•
Owned and leased hotels revenues are derived from room rentals and services provided at our owned and leased properties and are recognized when rooms are occupied and services have been rendered. Sales and occupancy taxes are recorded on a net basis in our consolidated statements of income.

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

–
Franchise fees consist of an initial application fee and continuing royalty fees calculated based on a percentage of gross room revenues and in certain circumstances, food and beverage revenues. Fees are recognized as they are earned and become due from the franchisee and when all material services have been substantially performed or satisfied by the franchisor.

•
Other revenues include revenues from our co-branded credit card and exhale. We recognize revenue from our co-branded credit card upon: (1) the sale of points to our third-party partner and (2) the fulfillment or expiration of a card member's promotional awards.

•
Other revenues from managed and franchised properties represent the reimbursement of costs incurred on behalf of the owners of hotel properties we manage and franchise. These costs relate primarily to payroll costs at managed properties where we are the employer, as well as reservations, sales, marketing, technology, and loyalty program costs at managed and franchised properties. Since the reimbursements are made based upon the costs incurred with no added margin, these revenues and corresponding expenses have no effect on our net income.

Cash Equivalents—We consider all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash—We had restricted cash of $234 million and $76 million at December 31, 2017 and December 31, 2016, respectively, which includes:

•	$207 million at December 31, 2017 related to sale proceeds from the disposition of Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch pursuant to a like-kind exchange (see Note 7);

•
$12 million and $14 million, respectively, related to debt service on bonds acquired in connection with the acquisition of the entity that owned Grand Hyatt San Antonio (see Note 9); in addition, we have $11 million recorded in other assets in both periods;

•	$9 million related to our captive insurance subsidiary for minimum capital and surplus requirements in accordance with local insurance regulations (see Note 14); and

•
$40 million at December 31, 2016 related to sales proceeds from the 2014 dispositions of two Canadian hotels, as the Canadian tax regulations required a portion of the proceeds be classified as restricted until completion of regulatory review.

The remaining restricted cash balances of $6 million and $13 million at December 31, 2017 and December 31, 2016, respectively, relate to escrow deposits and other arrangements. These amounts are invested in interest-bearing accounts.
Investments—We have investments in unconsolidated hospitality ventures recorded under the equity and cost methods. These investments are an integral part of our business and are strategically and operationally important to our overall results. When we receive a distribution from an investment, we determine whether it is a return on our investment or a return of our investment based on the underlying nature of the distribution. We assess investments in unconsolidated hospitality ventures for impairment quarterly. When there is indication a loss in value has occurred, we evaluate the carrying value in comparison to the estimated fair value of the investment. Fair value is based upon internally developed discounted cash flow models, third-party appraisals, and if appropriate, current estimated net sales proceeds from pending offers. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future cash flows, the discount rate, and the capitalization rate assumptions. Our estimates of projected future cash flows are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of our routine, long-term planning process. If the estimated fair value is less than carrying value, we use our judgment to determine if the decline in value is other than temporary. In determining this, we consider factors including, but not limited to, the length of time and extent of the decline, loss of value as a percentage of the cost, financial condition and near-term financial projections, our intent and ability to recover the lost value, and current economic conditions. Impairments deemed other than temporary are charged to equity earnings (losses) from unconsolidated hospitality ventures or other income (loss), net on our consolidated statements of income. For additional information about investments, see Note 3.
Marketable Securities—Our investments in marketable securities consist of various types of mutual funds, preferred shares, interest bearing money market funds, time deposits, common stock, and fixed income securities, including U.S. government obligations, obligations of other government agencies, corporate debt, mortgage-backed and asset-backed securities, and municipal and provincial notes and bonds and are classified as either trading, AFS, or HTM.

•
Trading securities—recorded at fair value based on listed market prices or dealer price quotations where available. Realized gains and losses on trading securities are reflected in net gains and interest income from marketable securities held to fund operating programs on our consolidated statements of income.

•
AFS securities—recorded at fair value as described in Note 4. Unrealized gains and losses on AFS securities are reported as part of accumulated other comprehensive loss on our consolidated balance sheets. Realized gains and losses on AFS securities are recognized in other income (loss), net on our consolidated statements of income.

•	HTM securities—debt security investments which we have the ability to hold until maturity and are recorded at amortized cost.
AFS and HTM securities are assessed for impairment quarterly. To determine if an impairment is other than temporary, we consider the duration and severity of the loss position, the strength of the underlying collateral, the term to maturity, credit rating, and our intent to sell. For debt securities that are deemed other than temporarily impaired and there is no intent to sell, impairments are separated into the amount related to the credit loss, which is typically recorded in other income (loss), net on our consolidated statements of income and the amount related to all other factors, which is recorded in accumulated other comprehensive loss on our consolidated balance sheets. For debt securities that are deemed other than temporarily impaired and there is intent to sell, impairments in their entirety are recorded on our consolidated statements of income. For additional information about marketable securities, see Note 4.

Foreign Currency—The functional currency of our consolidated entities located outside the United States of America is generally the local currency. The assets and liabilities of these entities are translated into U.S. dollars at year-end exchange rates, and the related gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive loss on our consolidated balance sheets. Gains and losses from foreign currency transactions are included in earnings. Gains and losses from foreign exchange rate changes related to intercompany receivables and payables of a long-term nature are generally included in accumulated other comprehensive loss. Gains and losses from foreign exchange rate movement related to intercompany receivables and payables that are not long-term are included in earnings.
Financing Receivables—Financing arrangements represent contractual rights to receive money either on demand or on fixed or determinable dates and are recognized on our consolidated balance sheets at amortized cost. We recognize interest income as earned and provide an allowance for cancellations and defaults. Our financing receivables are composed of individual unsecured loans and other types of unsecured financing arrangements provided to hotel owners. These financing receivables generally have stated maturities and interest rates, however, the repayment terms vary and may be dependent upon future cash flows of the hotel.
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
We recognize interest income when received for impaired loans and financing receivables on non-accrual status which is recorded to other income (loss), net in our consolidated statements of income. Accrual of interest income is resumed when the receivable becomes contractually current and collection doubts are removed. For additional information about financing receivables, see Note 6.
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
Inventories—Inventories are comprised of operating supplies and equipment that have a period of consumption of two years or less, and food and beverage items at our owned and leased hotels which are generally valued at the lower of cost (first-in, first-out) or net realizable value. At December 31, 2016, inventories also included two luxury villas and the associated land at Andaz Maui at Wailea Resort which were carried at the lower of cost or net realizable value.
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
We assess property and equipment and definite-lived intangibles for impairment quarterly. When events or circumstances indicate the carrying amount may not be recoverable, we evaluate the net book value of the assets for impairment by comparison to the projected undiscounted future cash flows of the assets. The principal factor used in the undiscounted cash flow analysis requiring judgment is the projected future operating cash flows, which are based on historical data, various internal estimates, and a variety of external resources, and are developed as part of our routine, long-term planning process.
If the projected undiscounted future cash flows are less than the net book value of the assets, the fair value is determined based upon internally developed discounted cash flows of the assets, third-party appraisals or broker valuations, and if appropriate, current estimated net sales proceeds from pending offers. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows, the discount rates, and the capitalization rate assumptions. The excess of the net book value over the estimated fair value is charged to asset impairments within our consolidated statements of income.
We evaluate the carrying value of our property and equipment and definite-lived intangibles based on our plans, at the time, for such assets and consider qualitative factors such as future development in the surrounding area, status of local competition, and any significant adverse changes in the business climate. Changes to our plans, including a decision to dispose of or change the intended use of an asset, may have a material impact on the carrying value of the asset.
For additional information about property and equipment and definite-lived intangibles, see Notes 5 and 8, respectively.
Acquisitions—Assets acquired and liabilities assumed in business combinations are recorded on our consolidated balance sheets at the respective acquisition dates based upon their estimated fair values, see Note 7. The results of operations of businesses acquired have been included in our consolidated statements of income since their respective dates of acquisition. In certain circumstances, the purchase price allocations are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive final information, including appraisals and other analyses.
Under the supervision of management, independent third-party valuation specialists estimate the fair value of our properties or businesses acquired using various recognized valuation methods including the income approach, the cost approach, and the sales comparison approach, which are primarily based on Level Three assumptions. Assumptions utilized in determining the fair value under these approaches include, but are not limited to, historical financial results when applicable, projected cash flows, discount rates, capitalization rates, current market conditions, and comparable transactions. The fair value is then allocated to tangible and intangible assets with any remaining value assigned to goodwill, if applicable. Various assumptions are used when determining the value to allocate to each identifiable asset, including discount rates, capitalization rates, royalty rates, timing of future cash flows, and a variety of external sources. When we acquire the remaining ownership interest in or the property from an unconsolidated hospitality venture in a step acquisition, we estimate the fair value of our equity interest using the assumed cash proceeds we would receive from sale to a third party at a market sales price, which is determined using the aforementioned fair value methodologies and assumptions.
Goodwill—Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. As required, we evaluate goodwill for impairment annually, and do so during the fourth quarter of each year using balances at October 1 and at an interim date if indications of impairment exist. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount.
We evaluate the fair value of the reporting unit either by performing a qualitative or quantitative assessment. In any given year, we can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or we elect to bypass the qualitative assessment, we proceed to the quantitative assessment.

When determining fair value, we utilize internally developed discounted future cash flow models, third-party appraisals or broker valuations and, if appropriate, current estimated net sales proceeds from pending offers. Under the discounted cash flow approach, we utilize various assumptions requiring judgment, including projected future cash flows, discount rates, and capitalization rates. Our estimates of projected future cash flows are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of our routine, long-term planning process. We then compare the estimated fair value to our carrying value. If the carrying value is in excess of the fair value, we record an impairment charge based on the amount by which the reporting unit’s carrying value exceeded its fair value, limited to the carrying amount of goodwill. The identified loss is recorded to asset impairments within our consolidated statements of income. For additional information about goodwill, see Note 8.
Indefinite-Lived Intangible Assets—We have certain indefinite-lived brand intangibles that were acquired through various business combinations. At the time of each respective acquisition, fair value was estimated using a relief from royalty methodology.
As required, we evaluate indefinite-lived intangible assets for impairment annually, and do so during the fourth quarter of each year using balances at October 1 and at an interim date if indications of impairment exist. We use the relief from royalty method to estimate the fair value. When determining fair value, we utilize internally developed discounted future cash flow models, which include various assumptions requiring judgment, including projected future cash flows and market royalty rates. Our estimates of projected cash flows are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of our routine, long-term planning process. We then compare the estimated fair value to our carrying value. If the carrying value is in excess of the fair value, we record an impairment charge. The excess of the carrying value over the fair value is recorded to asset impairments within our consolidated statements of income. For additional information about indefinite-lived intangible assets, see Note 8.
Guarantees—We enter into performance guarantees related to certain hotels we manage. We also enter into debt repayment guarantees or other guarantees with respect to unconsolidated hospitality ventures, certain managed or franchised hotels, and other properties. We record a liability for the fair value of these guarantees at their inception date. In order to estimate the fair value, we use a Monte Carlo simulation to model the probability of possible outcomes. The valuation methodology requires that we make certain assumptions and judgments regarding: discount rates, volatility, hotel operating results, and hotel property sales prices. The fair value is not re-valued due to future changes in assumptions. The corresponding offset depends on the circumstances in which the guarantee was issued and is recorded to investments, intangibles, or expense. We amortize the liability for the fair value of a guarantee into income over the term of the guarantee using a systematic and rational, risk-based approach. Guarantees related to our managed or franchised hotels and other properties are amortized into income in other income (loss), net in our consolidated statements of income. Guarantees related to our unconsolidated hospitality ventures are amortized into equity earnings (losses) from unconsolidated hospitality ventures in our consolidated statements of income. On a quarterly basis, we evaluate the likelihood of funding under a guarantee. To the extent we determine an obligation to fund is both probable and estimable based upon performance during the period, we record a separate contingent liability in other income (loss), net or equity earnings (losses) from unconsolidated hospitality ventures. For additional information about guarantees, see Note 14.
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
Fair Value—We apply the provisions of fair value measurement to various financial instruments, which we measure at fair value on a recurring basis, and to various financial and nonfinancial assets and liabilities, which we measure at fair value on a nonrecurring basis. We disclose the fair value of our financial assets and liabilities based on observable market information where available, or on market participant assumptions. These assumptions are subjective in nature, involve matters of judgment, and, therefore, fair values cannot always be determined with precision. When determining fair value, we maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of the fair value hierarchy are as follows:
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
We typically utilize the market approach and income approach for valuing our financial instruments. The market approach utilizes prices and information generated by market transactions involving identical or similar assets and liabilities and the income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). For instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the classification within the fair value hierarchy has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy.
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these items and their close proximity to maturity. The carrying value of restricted cash approximates fair value. The fair value of marketable securities is discussed in Note 4; the fair value of financing receivables is discussed in Note 6; the fair value of long-term debt is discussed in Note 9; and the fair value of our guarantee liabilities is discussed in Note 14.
Stock-Based Compensation—As part of our LTIP, we award SARs, RSUs, Performance Shares ("PSs"), and PSUs to certain employees and directors:

•
SARs—Each vested SAR gives the holder the right to the difference between the value of one share of our Class A common stock at the exercise date and the value of one share of our Class A common stock at the grant date. Vested SARs can be exercised over their life as determined in accordance with the LTIP. All SARs have a 10-year contractual term, are settled in shares of our Class A common stock, and are accounted for as equity instruments.

We record the compensation expense for SARs on a straight-line basis from the date of grant through the requisite service period. The exercise price of these SARs is the fair value of our common stock at the grant date, based on a valuation of the Company prior to the IPO, or the closing share price on the date of grant (as applicable). We recognize the effect of forfeitures for SARs as they occur.

•
RSUs—Each vested RSU will generally be settled by delivery of a single share of our Class A common stock and therefore is accounted for as an equity instrument. In certain situations, we also grant a limited number of cash-settled RSUs, which are recorded as a liability instrument. The cash-settled RSUs represent an insignificant portion of certain previous grants.

The value of the RSUs is based upon the fair value of our common stock at the grant date, based upon a valuation of the Company prior to IPO, or the closing stock price of our Class A common stock for the December 2009 award and all subsequent awards. Awards issued prior to our November 2009 IPO are deferred in nature and will be settled once all tranches of the award have fully vested or otherwise as provided in the relevant agreements, while all awards issued in December 2009 and later will be settled as each individual tranche vests under the relevant agreements. We record compensation expense over the requisite service period of the individual grant and record the effect of forfeitures as they occur.

•
PSs—The Company has granted PSs to certain executive officers. The number of PSs that will ultimately vest with no further restrictions on transfer depends upon the performance of the Company at the end of the applicable three-year performance period relative to the applicable performance target. The PSs vest in full if the maximum performance metric is achieved and are generally subject to continued employment through the applicable performance period. At the end of the performance period, the PSs that do not vest will be forfeited. The PSs will vest at the end of the performance period only if the performance threshold is met and continued service requirements are satisfied; there is no interim performance metric except in the case of certain change in control transactions. PSs will be settled in shares of our Class A common stock.

•
PSUs—The Company has granted PSUs to certain executive officers. PSUs vest and are settled in Class A common stock based upon the performance of the Company through the end of the applicable three-year performance period relative to the applicable performance target and are generally subject to continued employment through the applicable performance period. The PSUs will vest at the end of the performance period only if the performance threshold is met and continued service requirements are satisfied; there is no interim performance metric except in the case of certain change in control transactions.

For additional information about stock-based compensation, see Note 16.
Loyalty Program—We operate the World of Hyatt loyalty program for the benefit of the Hyatt portfolio of properties owned, operated, managed, franchised, or licensed by us during the period of their participation in the loyalty program. The loyalty program is primarily funded through contributions from eligible revenues from loyalty program members and we use these funds for the payment of operating expenses and redemption of member awards associated with the loyalty program.
We charge the cost of operating the loyalty program, including the estimated cost of award redemption, to the properties based on members’ qualified expenditures. Due to the requirement under the loyalty program that the properties reimburse us for the program’s operating costs, we recognize this revenue from properties through other revenues from managed and franchised properties at the time such costs are incurred and expensed. We defer revenue received from the properties equal to the actuarially determined estimate of our future redemption obligation. Upon the redemption of points, we recognize the previously deferred revenue through other revenues from managed and franchised properties and recognize the corresponding expense relating to the cost of the awards redeemed through other costs from managed and franchised properties. Revenue is recognized by the properties when the points are redeemed, and expenses are recognized when the points are earned by the members.
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
The loyalty program is financed by payments from the properties and returns on marketable securities. We invest amounts received from the properties in marketable securities which are included in other current and noncurrent assets (see Note 4). The noncurrent liabilities of the loyalty program are included in other long-term liabilities (see Note 12). Assets and liabilities of the loyalty program are as follows:

	December 31, 2017	December 31, 2016
Current assets	$171	$150
Noncurrent assets	298	296
Total assets	$469	$446

Current liabilities	$171	$150
Noncurrent liabilities	298	296
Total liabilities	$469	$446
The current liabilities include $152 million and $139 million recorded in accrued expenses and other current liabilities on our consolidated balance sheets at December 31, 2017 and December 31, 2016, respectively.
Recently Issued Accounting Pronouncements
Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") released Accounting Standards Update No. 2016-09 ("ASU 2016-09"), Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions of ASU 2016-09 were effective for interim periods and fiscal years beginning after December 15, 2016. We adopted ASU 2016-09 on January 1, 2017, which resulted in recognition of excess tax benefits from share-based payment transactions on our consolidated statements of income and within operating activities on our consolidated statements of cash flows, on a prospective basis. ASU 2016-09 did not materially impact our consolidated financial statements and prior periods have not been adjusted.
In January 2017, the FASB released Accounting Standards Update No. 2017-04 ("ASU 2017-04"), Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the impairment test which requires entities to determine the implied fair value of goodwill to measure if any impairment charge is necessary. Instead, entities will record an impairment charge based on the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The provisions of ASU 2017-04 are to be applied on a prospective basis and are effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We adopted ASU 2017-04 during the year ended December 31, 2017 in conjunction with our annual goodwill impairment testing. ASU 2017-04 did not materially impact our consolidated financial statements and prior periods have not been adjusted.
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
While we continue to evaluate possible impacts on our consolidated financial statements, ASU 2014-09 and the related ASUs are currently expected to impact either the amount or timing of revenue recognition as follows:

•
Under existing guidance, gains on sales of real estate are deferred when we maintain substantial continuing involvement and are amortized into management and franchise fee revenues. Upon adoption of ASU 2014-09, gains on sales of real estate will be recognized when control of the property transfers to the buyer within gains (losses) on sales of real estate on our consolidated statements of income. As a result, we expect a reduction in management and franchise fee income in future periods, but in periods in which we dispose of a property, we expect to recognize the gain upon sale which would increase net income in the period of sale. Any remaining unamortized deferred gains at the date of adoption will be included as an adjustment to retained earnings. For the years ended December 31, 2017 and December 31, 2016, we recognized $25 million and $21 million, respectively, of management and franchise fee revenues related to the amortization of these deferred gains on our consolidated statements of income.

•
Under existing guidance, amortization of certain management and franchise agreement intangibles is recorded within depreciation and amortization on our consolidated statements of income. Upon adoption of ASU 2014-09, certain management and franchise agreement intangibles will meet the definition of consideration paid to a customer and therefore, the amortization will be recorded as contra-revenue within management and franchise fee revenues on our consolidated statements of income following the same timing and recognition pattern as existing guidance. For the years ended December 31, 2017 and December 31, 2016, we recognized $18 million and $16 million, respectively, of amortization expense related to management and franchise agreement intangibles that will meet the definition of consideration paid to a customer upon adoption of ASU 2014-09. As a result, we expect an equal and offsetting reduction in both revenues and amortization expense in future periods, such that there is no impact to net income.

•
Under existing guidance, incentive fees are recognized in the amount that would be due as if the contract were to terminate at that time. Under ASU 2014-09, variable consideration is included in the transaction price only if it is probable that a significant reversal in the cumulative amount of revenue recognized would not occur when the uncertainty associated with the variable consideration is subsequently resolved. This may result in a different pattern of quarterly recognition for incentive fees for certain contracts. We do not anticipate a material impact to incentive fee recognition on a full-year basis.

•
Under existing guidance, franchise application fees are recognized at a point in time. Upon adoption of ASU 2014-09, franchise application fees will be recognized over the initial term of the franchise agreement. We do not expect this change to materially impact our consolidated financial statements.

•
Under existing guidance, revenues include the reimbursement of costs incurred to operate our sales, reservations, technology, and marketing programs on behalf of the owners of managed and franchised properties and are recognized when costs are incurred with no added margins. Upon adoption of ASU 2014-09, we anticipate that the timing of revenue recognition may no longer align with the timing of expense recognition primarily in interim periods. However we do not anticipate a material impact to our consolidated statements of income on a full-year basis.

•
Under existing guidance, revenues related to loyalty program award redemptions are deferred and recognized on a gross basis upon redemption. Upon adoption of ASU 2014-09, we anticipate recognizing revenue related to the loyalty program upon redemption, net of any reward reimbursement paid to a third party. We are still evaluating additional quantitative impacts of the new standard on our consolidated statements of income.

We do not expect the standard to materially affect the amount or timing of revenue recognition for royalty fees from our franchised properties, base management fees from our managed properties, technical services fees, termination fees, or revenues from hotel guest transactions at our owned and leased properties.
In January 2016, the FASB released Accounting Standards Update No. 2016-01 ("ASU 2016-01"), Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 revises the accounting for equity investments, excluding those accounted for under the equity method, and the presentation and disclosure requirements for financial instruments. The provisions of ASU 2016-01 are effective for interim periods and fiscal years beginning after December 15, 2017. ASU 2016-01 supersedes the guidance to classify equity securities with readily determinable fair values into different categories (trading versus AFS). All equity securities will be measured at fair value on a recurring basis unless an equity security does not have a readily determinable fair value. Equity securities without a readily determinable fair value will be remeasured at fair value only in periods in which an observable price change is available or upon identification of an impairment. All changes in fair value will be recognized in net income on our consolidated statements of income. Upon adoption, the unrealized gains (losses), net of tax, on our AFS equity securities, specifically on our investment in Playa Hotels & Resorts N.V. ("Playa N.V.") (see Note 4), will be reclassified from accumulated other comprehensive loss to retained earnings. The reclassification is estimated to be approximately $70 million at January 1, 2018. Subsequent changes in fair value will be recognized in net income on our consolidated statements of income. We do not expect that other requirements of ASU 2016-01 will have a material impact on our consolidated financial statements.
In February 2016, the FASB released Accounting Standards Update No. 2016-02 ("ASU 2016-02"), Leases (Topic 842). ASU 2016-02 requires lessees to record lease contracts on the balance sheet by recognizing a right-of-use asset and lease liability. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach and are effective for interim periods and fiscal years beginning after December 15, 2018, with early adoption permitted. The leases for a majority of our hotels include contingent lease payments, which will be excluded from the impact of ASU 2016-02, see Note 10. We are currently evaluating the impact of adopting ASU 2016-02 and expect this ASU may have a material effect.
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
In October 2016, the FASB released Accounting Standards Update No. 2016-16 ("ASU 2016-16"), Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The provisions of ASU 2016-16 are effective for interim periods and fiscal years beginning after December 15, 2017, with early adoption permitted. ASU 2016-16 requires an entity to adopt the amendments on a modified retrospective basis, recognizing the effects in retained earnings at the beginning of the year of adoption. Upon adoption, we do not expect ASU 2016-16 to have a material impact on our consolidated financial statements.
In November 2016, the FASB released Accounting Standards Update No. 2016-18 ("ASU 2016-18"), Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). Currently, transfers between cash and cash equivalents and restricted cash are included within operating and investing activities on our consolidated statements of cash flows. ASU 2016-18 requires amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statements of cash flows. The provisions of ASU 2016-18 are effective for interim periods and fiscal years beginning after December 15, 2017, and are to be applied on a retrospective basis with early adoption permitted. Upon adoption, our restricted cash balances of $234 million and $76 million at December 31, 2017 and December 31, 2016, respectively, will be included in cash, cash equivalents, and restricted cash on our consolidated statements of cash flows.

In January 2017, the FASB released Accounting Standards Update No. 2017-01 ("ASU 2017-01"), Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Generally, our acquisitions of individual hotels are accounted for as business combinations, however, upon adoption of ASU 2017-01, there is an increased likelihood that certain acquisitions of individual hotels will be accounted for as asset acquisitions. The provisions of ASU 2017-01 are effective for interim periods and fiscal years beginning after December 15, 2017. This standard is effective on a prospective basis, and therefore does not affect the accounting treatment for any previous transactions. We will evaluate the other impacts of adopting ASU 2017-01 based on facts and circumstances prospectively as transactions occur.

3.     EQUITY AND COST METHOD INVESTMENTS

	December 31, 2017	December 31, 2016
Equity method investments	$184	$180
Cost method investments	27	6
Total investments	$211	$186
Of our total investment balance at December 31, 2017 and December 31, 2016, $190 million and $186 million, respectively, were recorded in our owned and leased hotels segment.

The carrying values and ownership percentages of our unconsolidated investments in hospitality ventures accounted for under the equity method were as follows:

	Ownership interests	Investment balance
		December 31, 2017	December 31, 2016
Juniper Hotels Private Limited	50.0%	$26	$37
Macae Partners SARL	70.0%	17	7
San Jose Hotel Partners, LLC	40.0%	16	15
Four One Five, LLC	44.7%	16	15
Hotel Am Belvedere GmbH & Co KG	50.0%	15	12
Hotel Hoyo Uno, S. de R.L. de C.V.	40.0%	15	13
Rio Preto Partners SARL	70.0%	13	14
Desarrolladora Hotelera Acueducto, S. de R.L. de C.V.	50.0%	13	13
HH Nashville JV Holdings, LLC	50.0%	12	7
Glendale Hotel Properties, LLC	50.0%	11	—
Playa Hotels & Resorts BV	—%	—	23
Other		30	24
Total		$184	$180
The following tables present summarized financial information for all unconsolidated hospitality ventures in which we hold an investment accounted for under the equity method:

	Years Ended December 31,
	2017	2016	2015
Total revenues	$832	$1,229	$1,079
Gross operating profit	289	398	312
Income from continuing operations	54	160	33
Net income	54	160	33

	December 31, 2017	December 31, 2016
Current assets	$215	$443
Noncurrent assets	1,308	2,701
Total assets	$1,523	$3,144

Current liabilities	$156	$385
Noncurrent liabilities	1,224	2,037
Total liabilities	$1,380	$2,422
During 2017, we had the following activity:

•
In conjunction with the sale of Avendra, an equity method investment within our Americas management and franchising segment, to Aramark, we received net proceeds of approximately $217 million. We recorded a gain of $217 million in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income.

•
We sold our ownership interest in an equity method investment within our owned and leased hotels segment for which we received proceeds of $8 million. We recorded a gain of $3 million in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income.

•
Two unconsolidated hospitality ventures, which are classified as equity method investments within our owned and leased hotels segment, sold two Hyatt Place hotels. We received proceeds of $4 million and recorded a gain of $3 million in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income.

During 2016, we had the following activity:

•
We purchased our partners' interests in Andaz Maui at Wailea Resort. The transaction was accounted for as a step acquisition, and we recorded a gain of $14 million in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income. See Note 7 for further discussion of our acquisition.

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

During 2015, we had the following activity:

•
Unconsolidated hospitality ventures, which are classified as equity method investments within our owned and leased hotels segment, sold two Hyatt Place hotels for which we received proceeds of $16 million. We recorded gains of $13 million in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income.

•
We sold an entity which held an interest in one of our foreign currency denominated equity method investments within our owned and leased hotels segment, for which we received proceeds of $3 million. In connection with the sale, we released $21 million of accumulated foreign currency translation losses to equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income.

During 2017, 2016, and 2015, we recorded $3 million, $9 million, and $0, respectively, in impairment charges in equity earnings (losses) from unconsolidated hospitality ventures. The impairment charges in 2017 relate to one unconsolidated hospitality venture which is accounted for as an equity method investment. The impairment charges in 2016 relate to four unconsolidated hospitality ventures which are accounted for as equity method investments.

4.     MARKETABLE SECURITIES
We hold marketable securities to fund certain operating programs and for investment purposes. Additionally, we periodically transfer available cash and cash equivalents to purchase marketable securities for investment purposes.

Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value and included on our consolidated balance sheets, were as follows:

	December 31, 2017	December 31, 2016
Loyalty program (Note 2)	$403	$394
Deferred compensation plans held in rabbi trusts (Note 11)	402	352
Captive insurance companies	111	65
Total marketable securities held to fund operating programs	$916	$811
Less current portion of marketable securities held to fund operating programs included in cash and cash equivalents, short-term investments, and prepaids and other assets	(156)	(109)
Marketable securities held to fund operating programs included in other assets	$760	$702
Net gains and interest income from marketable securities held to fund operating programs on our consolidated statements of income included realized and unrealized gains and losses and interest income related to the following:

	Years Ended December 31,
	2017	2016	2015
Loyalty program	$2	$2	$1
Deferred compensation plans held in rabbi trusts	45	17	3
Total net gains and interest income from marketable securities held to fund operating programs	$47	$19	$4
Our captive insurance companies hold marketable securities which are classified as AFS debt securities and are invested in U.S. government agencies, time deposits, and corporate debt securities. We classify these investments as current or long-term, based on their contractual maturity dates, which range from 2018 through 2022.
Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at fair value and included on our consolidated balance sheets, were as follows:

	December 31, 2017	December 31, 2016
Interest bearing money market funds	$26	$106
Time deposits	37	45
Preferred shares	—	290
Common shares	131	—
Total marketable securities held for investment purposes	$194	$441
Less current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(63)	(151)
Marketable securities held for investment purposes included in other assets	$131	$290
Preferred shares—During the year ended December 31, 2013, we invested $271 million in Playa for convertible redeemable preferred shares which were classified as an AFS debt security. The fair value of the preferred shares was:

	2017	2016
Fair value at January 1	$290	$335
Gross unrealized gains	—	19
Gross unrealized losses	(54)	(29)
Realized losses	(40)	(6)
Interest income	94	12
Cash redemption	(290)	(41)
Fair value at December 31	$—	$290
In October 2016, Playa redeemed 3,458,530 of our preferred shares plus accrued and unpaid paid in kind ("PIK") dividends thereon for $41 million.

In March 2017, Playa completed a business combination with Pace Holdings Corporation ("Pace"), and our preferred shares plus accrued and unpaid PIK dividends were redeemed in full for $290 million. Upon redemption, we recorded $94 million of interest income and $40 million of realized losses in other income (loss), net on our consolidated statements of income. The realized losses were the result of a difference between the fair value of the initial investment and the contractual redemption price of $8.40 per share.
Prior to the redemption, the preferred shares were classified as a Level Three fair value measurement. At December 31, 2016, as a result of Playa's potential Pace business combination or potential future Playa IPO, we utilized a hybrid of the option-pricing model and the probability-weighted expected return method, to estimate the fair value of Playa's preferred shares. The hybrid model included various scenarios, such as the successful completion of the Pace business combination, potential future Playa IPO with assumptions around conversion and redemption, as well as a scenario using the option-pricing model. We assigned a probability to each scenario to arrive at the estimated fair value at December 31, 2016. Our scenarios included assumptions regarding (i) the successful completion of the Pace business combination, (ii) a potential range of IPO prices and size of the offering, and (iii) conversion of up to $50 million of our preferred shares into common shares of Playa. The option-pricing model scenario included assumptions regarding the expected term, risk-free interest rate over the expected term, volatility, dividend yield, and enterprise value. Financial forecasts were used in the computation of the enterprise value using the income approach, based on assumed revenue growth rates and operating margin levels. The risks associated with achieving these forecasts were assessed in selecting the appropriate weighted-average cost of capital.
The option-pricing scenarios included various assumptions as follows:

December 31, 2016
Expected term	1 year
Risk-free interest rate	0.85%
Volatility	46.5%
Dividend yield	12.0%
Common shares—Prior to the Playa business combination, we accounted for our common share investment in Playa as an equity method investment. As a result of the Playa business combination, Playa N.V. is publicly traded on the NASDAQ and our ownership percentage was diluted to 11.57%. As we no longer have the ability to significantly influence Playa N.V., our investment was recharacterized as an AFS equity security in March 2017. The fair value of the common shares is classified as Level One in the fair value hierarchy as we are able to obtain market available pricing information. The remeasurement of our investment at fair value resulted in unrealized gains recorded in other comprehensive income of $112 million at December 31, 2017. In conjunction with the Playa business combination, we also received 1,738,806 of founders' warrants to purchase 579,602 additional shares of Playa N.V.'s common stock and 237,110 of earn-out warrants. During the year ended December 31, 2017, we completed a non-cash exchange of the founders' warrants for additional common shares in Playa N.V.
HTM Debt Securities—At December 31, 2017 and December 31, 2016, we had investments in HTM debt securities of $47 million and $27 million, respectively, which are investments in third-party entities that own certain of our hotels and are recorded within other assets in our consolidated balance sheets. The securities are mandatorily redeemable between 2020 and 2025. The amortized cost of our investments approximate fair value.  We estimated the fair value of our investments using internally developed discounted cash flow models based on current market inputs for similar types of arrangements. Based upon the lack of available market data, our investments are classified as Level Three within the fair value hierarchy. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.

Fair Value—We measured the following financial assets at fair value on a recurring basis:

	December 31, 2017	Cash and cash equivalents	Short-term investments	Prepaids and other assets	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest bearing money market funds	$75	$75	$—	$—	$—
Mutual funds	402	—	—	—	402
Common Shares	131	—	—	—	131
Level Two - Significant Other Observable Inputs
Time deposits	50	—	39	—	11
U.S. government obligations	158	—	—	38	120
U.S. government agencies	47	—	2	7	38
Corporate debt securities	179	—	8	33	138
Mortgage-backed securities	25	—	—	6	19
Asset-backed securities	40	—	—	10	30
Municipal and provincial notes and bonds	3	—	—	1	2
Total	$1,110	$75	$49	$95	$891

	December 31, 2016	Cash and cash equivalents	Short-term investments	Prepaids and other assets	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest bearing money market funds	$114	$114	$—	$—	$—
Mutual funds	352	—	—	—	352
Level Two - Significant Other Observable Inputs
Time deposits	59	—	46	—	13
U.S. government obligations	142	—	—	33	109
U.S. government agencies	53	—	9	8	36
Corporate debt securities	181	—	1	35	145
Mortgage-backed securities	22	—	—	5	17
Asset-backed securities	34	—	—	8	26
Municipal and provincial notes and bonds	5	—	—	1	4
Level Three - Significant Unobservable Inputs
Preferred shares	290	—	—	—	290
Total	$1,252	$114	$56	$90	$992
During the years ended December 31, 2017 and December 31, 2016, there were no transfers between levels of the fair value hierarchy. Our policy is to recognize transfers in and transfers out as of the end of each quarterly reporting period. We do not have non-financial assets or non-financial liabilities required to be measured at fair value on a recurring basis.
We invest a portion of our cash into short-term interest bearing money market funds that have a maturity of less than 90 days. Consequently, the balances are recorded in cash and cash equivalents. The funds are held with open-ended registered investment companies, and the fair value of the funds is classified as Level One as we are able to obtain market available pricing information on an ongoing basis. The fair value of our mutual funds is classified as Level One as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Time deposits are recorded at par value, which approximates fair value, and are classified as Level Two. The remaining securities, other than our investment in preferred shares, are classified as Level Two due to the use and weighting of multiple market inputs being considered in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities.

5.    PROPERTY AND EQUIPMENT, NET

	December 31, 2017	December 31, 2016
Land	$916	$901
Buildings	3,880	4,125
Leasehold improvements	210	202
Furniture, equipment, and computers	1,204	1,316
Construction in progress	122	90
	6,332	6,634
Accumulated depreciation	(2,298)	(2,364)
Total property and equipment, net	$4,034	$4,270

	Years Ended December 31,
	2017	2016	2015
Depreciation expense	$335	$315	$289
The net book value of capital leased assets at December 31, 2017 and December 31, 2016 was $10 million and $12 million, respectively, which is net of accumulated depreciation of $12 million and $10 million, respectively.
Interest capitalized as a cost of property and equipment was $4 million, $3 million, and $6 million for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively.
6.    FINANCING RECEIVABLES

	December 31, 2017	December 31, 2016
Unsecured financing to hotel owners	$127	$119
Less allowance for losses	(108)	(100)
Financing receivables, net of allowances	$19	$19
During the year ended December 31, 2015, we settled all of our outstanding secured financing receivables to hotel owners, resulting in net cash proceeds of $26 million and a net recovery of $8 million, which was recognized in other income (loss), net on our consolidated statements of income during the year ended December 31, 2015.

Allowance for Losses and Impairments—The following table summarizes the activity in our unsecured financing receivables allowance:

	2017	2016
Allowance at January 1	$100	$98
Provisions	6	10
Write-offs	—	(8)
Other adjustments	2	—
Allowance at December 31	$108	$100
Credit Monitoring—Our unsecured financing receivables were as follows:

	December 31, 2017
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on non-accrual status
Loans	$13	$—	$13	$—
Impaired loans (1)	59	(59)	—	59
Total loans	72	(59)	13	59
Other financing arrangements	55	(49)	6	49
Total unsecured financing receivables	$127	$(108)	$19	$108
(1) The unpaid principal balance was $44 million and the average recorded loan balance was $58 million at December 31, 2017.

	December 31, 2016
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on non-accrual status
Loans	$13	$—	$13	$—
Impaired loans (2)	56	(56)	—	56
Total loans	69	(56)	13	56
Other financing arrangements	50	(44)	6	44
Total unsecured financing receivables	$119	$(100)	$19	$100
(2) The unpaid principal balance was $43 million and the average recorded loan balance was $57 million at December 31, 2016.
Fair Value—We estimated the fair value of financing receivables, which are classified as Level Three in the fair value hierarchy, to be approximately $20 million and $19 million at December 31, 2017 and December 31, 2016, respectively.
7.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Exhale—During the year ended December 31, 2017, we acquired the equity of exhale from an unrelated third party for a purchase price of $16 million, net of $1 million cash acquired. Assets acquired and recorded within corporate and other primarily include a $9 million brand indefinite-lived intangible and $4 million of goodwill, of which $3 million is deductible for tax purposes.
Miraval—During the year ended December 31, 2017, we acquired Miraval from an unrelated third party. The transaction included the Miraval Life in Balance Spa brand, Miraval Arizona Resort & Spa in Tucson, Arizona, Travaasa Resort in Austin, Texas, and the option to acquire Cranwell Spa & Golf Resort ("Cranwell") in Lenox, Massachusetts. We subsequently exercised our option and acquired approximately 95% of Cranwell during the year ended December 31, 2017. Total cash consideration for Miraval was $237 million.

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
In conjunction with the acquisition of Miraval, a consolidated hospitality venture for which we are a managing partner (the "Miraval Venture") issued $9 million of redeemable preferred shares to unrelated third-party investors. The preferred shares are non-voting, except as required by applicable law and certain contractual approval rights, and have liquidation preference over all other classes of securities within the Miraval Venture. The redeemable preferred shares earn a return of 12% and a redemption premium that increases over time depending on the length of time the redeemable preferred shares are outstanding. The shares are classified as a redeemable noncontrolling interest in preferred shares of a subsidiary, which are presented between liabilities and equity on our consolidated balance sheets and carried at the current redemption value.
Andaz Maui at Wailea Resort—We previously held an equity method investment with a 65.7% interest and had a $180 million investment in the entities that own Andaz Maui at Wailea Resort. During the year ended December 31, 2016, we purchased the remaining 34.3% for a net purchase price of approximately $136 million, net of $12 million of cash acquired. This transaction was accounted for as a step acquisition and we recorded a gain of $14 million in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income. The purchase of the remaining 34.3% interest was structured and identified as replacement property in a potential reverse like-kind exchange, but the allowable period to complete the exchange expired during 2017. In conjunction with the acquisition, the outstanding debt at the unconsolidated hospitality venture was repaid in full and we were released from our debt repayment guarantee obligation, see Note 14.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed, which are recorded in our owned and leased hotels segment at the date of acquisition:

Cash and cash equivalents	$12
Receivables	3
Inventories	13
Prepaids and other assets	1
Property and equipment	323
Total assets	$352

Current liabilities	$10
Total liabilities	10
Total net assets acquired	$342
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
Dispositions
Hyatt Regency Monterey Hotel & Spa on Del Monte Golf Course—During the year ended December 31, 2017, we sold Hyatt Regency Monterey Hotel & Spa on Del Monte Golf Course to an unrelated third party for $58 million, net of closing costs and proration adjustments, and entered into a long-term franchise agreement with the owner of the property. The sale resulted in a pre-tax gain of $17 million, which was recognized in gains (losses) on sales of real estate on our consolidated statements of income during the year ended December 31, 2017. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch and Royal Palms Resort and Spa—During the year ended December 31, 2017, we sold Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch and Royal Palms Resort and Spa to an unrelated third party as a portfolio for $296 million, net of proration adjustments and closing costs, and entered into a long-term management agreement for each property upon sale. The sale resulted in a pre-tax gain of $160 million, which was deferred and is being recognized in management and franchise fees over the term of the management agreements within our Americas management and franchising segment. The operating results and financial position of these hotels prior to the sale remain within our owned and leased hotels segment.
Hyatt Regency Grand Cypress—During the year ended December 31, 2017, we sold Hyatt Regency Grand Cypress to an unrelated third party for $202 million, net of closing costs and proration adjustments, and entered into a long-term management agreement with the owner of the property. The sale resulted in a pre-tax gain of $26 million, which was deferred and is being recognized in management and franchise fees over the term of the management agreement within our Americas management and franchising segment. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.

Hyatt Regency Louisville—During the year ended December 31, 2017, we sold Hyatt Regency Louisville to an unrelated third party for $65 million, net of closing costs and proration adjustments, and entered into a long-term franchise agreement with the owner of the property. The sale resulted in a pre-tax gain of $35 million, which was recognized in gains (losses) on sales of real estate on our consolidated statements of income during the year ended December 31, 2017. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Land Held for Development—During the year ended December 31, 2017, we sold land and construction in progress for $29 million to an unconsolidated hospitality venture in which we have a 50% ownership interest, with the intent to complete development of a hotel in Glendale, California.
Hyatt Regency Birmingham (U.K.)—During the year ended December 31, 2016, we sold the shares of the company that owns Hyatt Regency Birmingham (U.K.) to an unrelated third party for approximately $49 million, net of closing costs and proration adjustments, and entered into a long-term management agreement with the owner of the property. The sale resulted in a pre-tax gain of $17 million, which was deferred and is being recognized in management and franchise fees over the term of the management agreement, within our EAME/SW Asia management and franchising segment. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Andaz 5th Avenue—During the year ended December 31, 2016, we sold Andaz 5th Avenue to an unrelated third party for $240 million, net of $10 million of closing costs and proration adjustments, and entered into a long-term management agreement with the owner of the property. The sale resulted in a pre-tax loss of $23 million which was recognized in gains (losses) on sales of real estate on our consolidated statements of income during the year ended December 31, 2016. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Hyatt Regency Indianapolis—During the year ended December 31, 2015, we sold Hyatt Regency Indianapolis for $69 million, net of closing costs, to an unrelated third party, and entered into a long-term franchise agreement with the owner of the property. The sale resulted in a pre-tax gain of $8 million, which was recognized in gains (losses) on sales of real estate on our consolidated statements of income during the year ended December 31, 2015. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Land Held for Development—During the year ended December 31, 2015, we sold land and construction in progress for $14 million to an unconsolidated hospitality venture in which Hyatt has a 40% ownership interest.
A Hyatt House Hotel—During the year ended December 31, 2015, we sold a select service property for $5 million, net of closing costs, to an unrelated third party resulting in a pre-tax gain of $1 million which was recognized in gains (losses) on sales of real estate on our consolidated statements of income during the year ended December 31, 2015. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Like-Kind Exchange Agreements
Periodically, we enter into like-kind exchange agreements upon the disposition or acquisition of certain hotels. Pursuant to the terms of these agreements, the proceeds from the sales are placed into an escrow account administered by a qualified intermediary. The proceeds are recorded as restricted cash on our consolidated balance sheets and released (i) if they are utilized as part of a like-kind exchange agreement, (ii) if we do not identify a suitable replacement property within 45 days after the agreement date, or (iii) when a like-kind exchange agreement is not completed within the remaining allowable time period.
In conjunction with the sale of Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch during the year ended December 31, 2017, proceeds of $207 million were held as restricted for use in a potential like-kind exchange. In conjunction with the sales of Hyatt Regency Grand Cypress and Hyatt Regency Louisville during the year ended December 31, 2017, proceeds were initially held as restricted for use in a potential like-kind exchange. However, since suitable replacement properties were not identified within the specified 180 and 45 day periods, respectively, the proceeds from these sales were subsequently released.
The purchases of Royal Palms Resort and Spa and The Confidante Miami Beach during the year ended December 31, 2016 were initially structured and identified as replacement property in potential reverse like-kind exchange agreements, but the allowable periods to complete an exchange expired during the first quarter of 2017 and the fourth quarter of 2016, respectively.
In conjunction with the sale of five Hyatt Place properties during the year ended December 31, 2014, we entered into like-kind exchange agreements with a qualified intermediary. Pursuant to the like-kind exchange agreements, the combined net proceeds of $51 million from the sales of these hotels were placed into an escrow account administered by a qualified intermediary. During the year ended December 31, 2015, the qualified intermediary released the net proceeds as the identified replacement property was not acquired to complete the exchange.
In conjunction with the sale of 38 select service properties during the year ended December 31, 2014, we entered into like-kind exchange agreements with a qualified intermediary for 27 of the select service hotels. In the fourth quarter of 2014, we classified net proceeds of $403 million from the sale of these 27 properties as restricted cash. Of this total, the qualified intermediary utilized net proceeds of $311 million related to 21 of the select service hotels to acquire Park Hyatt New York. During the year ended December 31, 2015, the qualified intermediary utilized the remaining $92 million of net proceeds related to the other six hotels to complete a like-kind exchange in conjunction with the acquisition of Hyatt Regency Lost Pines Resort and Spa.
8.    GOODWILL AND INTANGIBLE ASSETS, NET

	Owned and Leased Hotels	Americas Management and Franchising	Corporate and Other	Total
Balance at January 1, 2016
Goodwill	$191	$33	$—	$224
Accumulated impairment losses	(95)	—	—	(95)
Goodwill, net	$96	$33	$—	$129
Activity during the year
Foreign exchange (1)	(4)	—	—	(4)
Balance at December 31, 2016
Goodwill	187	33	—	220
Accumulated impairment losses	(95)	—	—	(95)
Goodwill, net	$92	$33	$—	$125
Activity during the year
Additions	—	—	23	23
Foreign exchange (1)	2	—	—	2
Balance at December 31, 2017
Goodwill	189	33	23	245
Accumulated impairment losses	(95)	—	—	(95)
Goodwill, net	$94	$33	$23	$150
(1) Foreign exchange translation adjustments related to the goodwill associated with Hyatt Regency Mexico City.

	December 31, 2017	Weighted average useful lives	December 31, 2016
Management and franchise agreement intangibles	$653	24	$589
Lease related intangibles	127	110	115
Brand and other indefinite-lived intangibles	53	—	16
Advanced booking intangibles	9	6	11
Other definite-lived intangibles	9	11	6
	851		737
Accumulated amortization	(168)		(138)
Intangibles, net	$683		$599

	Years Ended December 31,
	2017	2016	2015
Amortization expense	$31	$27	$31
We estimate amortization expense for definite-lived intangibles as follows:

Years Ending December 31,
2018	$33
2019	32
2020	33
2021	32
2022	32
During the years ended December 31, 2017, December 31, 2016, and December 31, 2015, we did not record any impairment charges.
9.    DEBT

	December 31, 2017	December 31, 2016
$196 million senior unsecured notes maturing in 2019—6.875%	$196	$196
$250 million senior unsecured notes maturing in 2021—5.375%	250	250
$350 million senior unsecured notes maturing in 2023—3.375%	350	350
$400 million senior unsecured notes maturing in 2026—4.850%	400	400
Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A	130	130
Contract Revenue Bonds, Senior Taxable Series 2005B	55	59
Floating average rate construction loan	70	79
Revolving credit facility	—	100
Other	1	1
Long-term debt before capital lease obligations	1,452	1,565
Capital lease obligations	13	15
Total long-term debt	1,465	1,580
Less current maturities	(11)	(119)
Less unamortized discounts and deferred financing fees	(14)	(16)
Total long-term debt, net of current maturities	$1,440	$1,445
Under existing agreements, maturities of debt for the next five years and thereafter are as follows:

Years Ending December 31,
2018	$11
2019	207
2020	12
2021	262
2022	12
Thereafter	961
Total	$1,465
Senior Notes—At December 31, 2017 and December 31, 2016, we had various series of senior unsecured notes, as further defined below, (the "Senior Notes"). Interest on the Senior Notes is payable semi-annually. We may redeem all or a portion of the Senior Notes at any time at 100% of the principal amount of the Senior Notes redeemed together with the accrued and unpaid interest, plus a make-whole amount, if any. The amount of any make-whole payment depends, in part, on the yield of U.S. Treasury securities with a comparable maturity to the Senior Notes at the date of redemption. A summary of the terms of the Senior Notes, by year of issuance, is as follows:

•
In 2009, we issued $250 million of 6.875% senior notes due 2019, at an issue price of 99.864% (the "2019 Notes"). Following a cash tender offer during the year ended December 31, 2013, $196 million aggregate principal amount of 2019 Notes remains outstanding.

•	In 2011, we issued $250 million of 5.375% senior notes due 2021, at an issue price of 99.846% (the "2021 Notes").

•	In 2013, we issued $350 million of 3.375% senior notes due 2023 at an issue price of 99.498% (the "2023 Notes").

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

•
During the year ended December 31, 2016, we fully redeemed $250 million of 3.875% senior notes due 2016 (the "2016 Notes"), which represented the aggregate principal amount outstanding. The redemption price, which was calculated in accordance with the terms of the 2016 Notes and included principal and accrued interest plus a make-whole premium, was $254 million. The make-whole premium was recorded within other income (loss), net on our consolidated statements of income, see Note 20.

Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A and Contract Revenue Bonds, Senior Taxable Series 2005B—During the year ended December 31, 2013, we acquired our partner's interest in the entity that owned Grand Hyatt San Antonio, and as a result, we consolidated $198 million of bonds, net of the $9 million bond discount, which is being amortized over the life of the bonds. The construction was financed in part by The City of San Antonio, Texas Convention Center Hotel Finance Corporation ("Texas Corporation"), a non-profit local government corporation created by the City of San Antonio, Texas for the purpose of providing financing for a portion of the costs of constructing the hotel. On June 8, 2005, the Texas Corporation issued $130 million of original principal amount Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A ("Series 2005A Bonds") and $78 million of original principal amount Contract Revenue Bonds, Senior Taxable Series 2005B ("Series 2005B Bonds"). The Series 2005A Bonds mature between 2034 and 2039, with interest ranging from 4.75% to 5.00% and the remaining Series 2005B Bonds mature between 2020 and 2028, with interest ranging from 5.1% to 5.31%. The loan payments are required to be funded solely from net operating revenues of Grand Hyatt San Antonio and in the event that net operating revenues are not sufficient to pay debt service, the Texas Corporation under certain circumstances will be required to provide certain tax revenue to pay debt service on the 2005 Series bonds. The indenture allows for optional early redemption of the Series 2005B bonds subject to make-whole payments at any time with consent from the Texas Corporation and beginning in 2015 for the Series 2005A Bonds. Interest is payable semi-annually.
Floating Average Rate Construction Loan —During the year ended December 31, 2012, we obtained a secured construction loan with Banco Nacional de Desenvolvimento Econômico e Social - BNDES ("BNDES") in order to develop Grand Hyatt Rio de Janeiro. The loan is split into four separate sub-loans with different interest rates for each such sub-loan. All four sub-loans mature in 2023, with options to extend the maturity up to 2031 for sub-loans (a) and (b), subject to the fulfillment of certain conditions. Borrowings under the four sub-loans bear interest at the following rates, depending on the applicable sub-loan (a) the variable rate published by BNDES plus 2.92%, (b) the Brazilian Long Term Interest Rate - TJLP plus 3.92%, (c) 2.5% and (d) the Brazilian Long Term Interest Rate - TJLP, with the interest rates referred to in sub-loans (a) and (b) subject to reduction upon the delivery of certain certifications. On sub-loans (b) and (d), when the TJLP rate exceeds 6%, the amount corresponding to the TJLP portion above 6% is required to be capitalized daily. At December 31, 2017, the weighted average interest rates for the sub-loans we have drawn upon is 7.93%. The outstanding balance of the sub-loan subject to the interest rate described in (a) above is subject to adjustment on a daily basis based on BNDES’s calculation of the weighted average of exchange rate variations related to foreign currency funds raised by BNDES in foreign currency. At December 31, 2017 and December 31, 2016, we had Brazilian Real ("BRL") 231 million, or $70 million, and BRL 258 million, or $79 million, outstanding, respectively.
Revolving Credit Facility—At January 6, 2014, we entered into a Second Amended and Restated Credit Agreement with a syndicate of lenders that amended and restated our prior revolving credit facility and provides for a $1.5 billion senior unsecured revolving credit facility that matures in January 2019 (see Note 21). Interest rates on outstanding borrowings are either LIBOR-based or based on an alternate base rate, with margins in each case based on our credit rating or, in certain circumstances, our credit rating and leverage ratio. During the year ended December 31, 2017, we had borrowings of $670 million and repayments of $770 million on our revolving credit facility, resulting in no outstanding balance and an available line of credit of $1.5 billion at December 31, 2017. At December 31, 2017, we had various letter of credit agreements that did not reduce our available capacity under the revolving credit facility. The weighted average interest rate on these borrowings was 2.18% at December 31, 2017. At December 31, 2016, we had $100 million outstanding.

The Company had $309 million and $230 million of letters of credit issued through additional banks at December 31, 2017 and December 31, 2016, respectively.
Senior Secured Term Loan—During the year ended December 31, 2016, we repaid the senior secured term loan of $64 million related to Hyatt Regency Lost Pines Resort and Spa.
Fair Value—We estimated the fair value of debt, excluding capital leases, which consists of our Senior Notes, bonds, and other long-term debt. Our Senior Notes and bonds are classified as Level Two due to the use and weighting of multiple market inputs in the final price of the security. We estimated the fair value of other debt instruments using discounted cash flow analysis based on current market inputs for similar types of arrangements. Based upon the lack of availability of market data, we have classified our revolving credit facility and other debt instruments as Level Three. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value.

	December 31, 2017
	Carrying value	Fair value	Quoted prices in active markets for identical assets (level one)	Significant other observable inputs (level two)	Significant unobservable inputs (level three)
Debt (1)	$1,452	$1,546	$—	$1,459	$87
(1) Excludes capital lease obligations of $13 million and unamortized discounts and deferred financing fees of $14 million.

	December 31, 2016
	Carrying value	Fair value	Quoted prices in active markets for identical assets (level one)	Significant other observable inputs (level two)	Significant unobservable inputs (level three)
Debt (2)	$1,565	$1,642	$—	$1,450	$192
(2) Excludes capital lease obligations of $15 million and unamortized discounts and deferred financing fees of $16 million.
10.    LEASES
We lease hotels and equipment under a combination of operating and capital leases, which generally require us to pay taxes, maintenance, and insurance. Most of the leases contain renewal options, which enable us to retain use of the facilities in desirable operating areas.
The operating leases for the majority of our leased hotels require the calculation of rental payments to be based on a percentage of the operating profit of the hotel, as defined by contract. As a result, future lease payments related to these leases are contingent upon operating results and are not included in the table below.

Corporate Office Space—During the year ended December 31, 2017, we relocated our corporate headquarters in Chicago, Illinois under a lease that expires in 2034.
The future minimum lease payments for our corporate office space and leased hotels due in each of the next five years and thereafter are as follows:

Years Ending December 31,	Operating leases	Capital leases
2018	$36	$2
2019	42	2
2020	39	2
2021	36	2
2022	35	2
Thereafter	441	7
Total minimum lease payments	$629	$17
Less amount representing interest		4
Present value of minimum lease payments		$13
A summary of rent expense from continuing operations for all operating leases is as follows:

	Years Ended December 31,
	2017	2016	2015
Minimum rentals	$42	$37	$34
Contingent rentals	52	53	53
Total	$94	$90	$87
We lease retail space at our owned hotel locations under operating leases. We recorded rental income of $27 million, $25 million, and $28 million within owned and leased hotels revenues on our consolidated statements of income for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively. The future minimum lease receipts scheduled to be received in each of the next five years and thereafter are as follows:

Years Ending December 31,
2018	$23
2019	16
2020	15
2021	13
2022	13
Thereafter	59
Total minimum lease receipts	$139
11.    EMPLOYEE BENEFIT PLANS
Defined Benefit Plans—We sponsor supplemental executive retirement plans consisting of funded and unfunded defined benefit plans for certain former executives. Retirement benefits are based primarily on the former employees’ salary, as defined, and are payable upon satisfaction of certain service and age requirements as defined by the plans. The accumulated benefit obligation related to the unfunded U.S. plan was $21 million at December 31, 2017 and December 31, 2016, of which $20 million was classified as a long-term liability. At December 31, 2017, we expect benefits of $1 million to be paid annually over the next 10 years.
Defined Contribution Plans—We provide retirement benefits to certain eligible employees under the Retirement Savings Plan (a qualified plan under Internal Revenue Code Section 401(k)), the FRP, and other similar plans. For the years ended December 31, 2017, December 31, 2016, and December 31, 2015, we recorded expenses of $39 million, $36 million, and $35 million, respectively, related to the Retirement Savings Plan based on a percentage of eligible employee contributions on stipulated amounts. The majority of these contributions relate to hotel property level employees, which are reimbursable to us and are included in the other revenues from managed and franchised properties and other costs from managed and franchised properties on our consolidated statements of income.

Deferred Compensation Plans—We provide nonqualified deferred compensation for certain employees through the DCP. Contributions and investment elections are determined by the employees, and we provide contributions to certain eligible employees according to pre-established formulas. The DCP is fully funded through a rabbi trust, therefore changes in the underlying securities impact the deferred compensation liability, which is recorded in other long-term liabilities (see Note 12) and the corresponding marketable securities assets (see Note 4).
Employee Stock Purchase Program—We provide the Hyatt Hotels Corporation ESPP, which qualifies under Section 423 of the Internal Revenue Code. The ESPP provides eligible employees the opportunity to purchase shares of the Company’s common stock on a quarterly basis through payroll deductions at a price equal to 95% of the fair value on the last trading day of each quarter. Approximately 69,000 shares and 76,000 shares were issued under the ESPP during 2017 and 2016, respectively.
12.    OTHER LONG-TERM LIABILITIES

	December 31, 2017	December 31, 2016
Deferred gains on sales of hotel properties	$523	$363
Deferred compensation plans (see Note 11)	402	352
Loyalty program liability (see Note 2)	298	296
Other accrued income taxes (see Note 13)	107	100
Guarantee liabilities (see Note 14)	104	124
Deferred income taxes (see Note 13)	62	57
Other	229	180
Total	$1,725	$1,472
13.    INCOME TAXES
Our tax provision includes federal, state, local, and foreign income taxes.

	Years Ended December 31,
	2017	2016	2015
U.S. income before tax	$500	$180	$119
Foreign income before tax	73	109	75
Income before income taxes	$573	$289	$194
The provision (benefit) for income taxes from continuing operations is comprised of the following:

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$201	$66	$134
State	45	15	18
Foreign	30	7	21
Total Current	$276	$88	$173
Deferred:
Federal	$48	$(12)	$(78)
State	(14)	(2)	(20)
Foreign	13	11	(5)
Total Deferred	$47	$(3)	$(103)
Total	$323	$85	$70
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"). The Tax Act made broad and significant changes to the U.S. tax code that affects the year ended December 31, 2017, including, but not limited to, the requirement to pay a one-time transition tax ("deemed repatriation tax") on all undistributed earnings of foreign subsidiaries and bonus depreciation that will allow for full expensing of qualified property.

The Tax Act also establishes new tax laws that will affect future periods, including, but not limited to: (1) reducing the U.S. federal corporate tax rate; (2) limiting deductible interest expense; (3) modifying the tax treatment of like-kind exchanges; (4) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (5) imposing a new provision designed to tax global intangible low-tax income ("GILTI"); (6) creating the base erosion anti-abuse tax, a new minimum tax; (7) limiting the use of net operating loss carryforwards created in tax years beginning after December 31, 2017; (8) modifying the limitations on the use of foreign tax credits ("FTCs") to reduce our U.S. income tax liability; and (9) further restricting the deductibility of certain executive compensation and fringe benefits.
The following is a reconciliation of the statutory federal income tax rate to the effective tax rate from continuing operations:

	Years Ended December 31,
	2017	2016	2015
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal tax benefit	3.4	3.4	3.5
Impact of foreign operations (excluding unconsolidated hospitality ventures losses)	(6.8)	(5.4)	(13.8)
Tax Act deferred rate change	16.9	—	—
Tax Act deemed repatriation tax	2.3	—	—
Change in valuation allowances	3.8	3.6	3.1
Foreign unconsolidated hospitality ventures	1.1	1.2	10.0
Playa foreign tax credit benefit	(1.3)	(2.6)	—
Tax contingencies	1.3	(5.2)	(1.5)
Equity based compensation	0.7	0.4	(0.5)
General business credits	(0.4)	(0.8)	(1.9)
Other	0.3	(0.1)	2.3
Effective income tax rate	56.3%	29.5%	36.2%
We have not completed our accounting for the income tax effects of the Tax Act and we recorded the following provisional estimates in accordance with SAB 118 at December 31, 2017:

•
The Tax Act reduces the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. We recorded a provisional expense of $97 million with a corresponding decrease to our net deferred tax assets. Our estimated impact may be affected by other analyses related to the Tax Act which are not complete, including, but not limited to, our calculation of deemed repatriation of deferred foreign income.

•
We estimated the deemed repatriation tax, including state tax impacts, and recorded a provisional expense of $13 million. The deemed repatriation tax is a tax on previously untaxed earnings and profits of certain foreign subsidiaries. To determine the amount of the tax, we must determine, in addition to other factors, the amount of earnings and profits subject to U.S. tax for the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We are continuing to gather additional information to more precisely compute the amount of deemed repatriation tax, inclusive of state tax implications, which may be impacted by further legislative technical corrections, amendments, and/or revised earnings and profits computations.

•
We must assess whether our valuation allowances are affected by various aspects of the Tax Act (e.g., deemed repatriation of deferred foreign income, GILTI inclusions, and new categories of FTCs). Therefore, any corresponding changes in our valuation allowances are also provisional. We recorded a provisional valuation allowance of $15 million related to FTCs that are not expected to be utilized in the future as a result of our interpretation of the Tax Act.

•
Under U.S. GAAP, we are allowed to make an accounting policy election to treat taxes due as a current period expense when incurred or to factor such amounts into our measurement of our deferred taxes. Our accounting policy election with respect to the new GILTI rules will depend, in part, on completing an analysis of our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and the expected impact. Whether we expect to have future U.S. inclusions in taxable income related to GILTI depends not only on our current structure and estimated future global results, but also on our intent and ability to modify our structure and/or our business. We are not yet able to reasonably estimate the effect of this provision of the Tax Act. As a result, we have not made adjustments related to potential GILTI tax in our financial statements and have not made a policy election.

At December 31, 2017, we have not made a change to our assertion that undistributed net earnings with respect to certain foreign subsidiaries are indefinitely reinvested outside the United States. All undistributed net earnings have been taxed in the U.S. as a result of the Tax Act, and consistent with our assertion, the Company intends to limit any future distributions to previously taxed income for which relevant taxes have been recorded. However, we are continuing to analyze the impact of the Tax Act on our assertion, and thus the recording of related deferred taxes is provisional as of December 31, 2017.
Additional items that impacted the 2017 effective tax rate include certain foreign net operating losses generated in the current year that are not expected to be utilized in the future. These losses were partially offset by the benefit related to the rate differential of foreign operations and the recognition of foreign tax credits in the amount of $10 million generated by distributions from certain foreign subsidiaries.
Significant items affecting the 2016 effective tax rate include benefits related to the rate differential of foreign operations, foreign tax credit benefits associated with the Playa foreign unconsolidated hospitality venture, and a $15 million benefit (including $4 million of interest and penalties) primarily related to the reversal of uncertain tax positions for certain foreign filing positions. These benefits are partially offset by the impact of certain foreign net operating losses generated that are not expected to be utilized in the future.
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

The components of the net deferred tax assets and deferred tax liabilities are comprised of the following:

	December 31, 2017	December 31, 2016
Deferred tax assets related to:
Employee benefits	$128	$202
Foreign and state net operating losses and credit carryforwards	65	46
Investments	36	55
Allowance for uncollectible assets	31	36
Deferred gains on sales of hotel properties	132	134
Loyalty program	58	81
Interest and state benefits	1	2
Unrealized losses	2	5
Other	40	54
Valuation allowance	(51)	(27)
Total deferred tax asset	$442	$588
Deferred tax liabilities related to:
Property and equipment	$(157)	$(224)
Investments	(19)	(28)
Intangibles	(32)	(14)
Unrealized gains	(35)	(39)
Prepaid expenses	(8)	(12)
Other	(11)	(15)
Total deferred tax liabilities	$(262)	$(332)
Net deferred tax assets	$180	$256
Recognized in the balance sheet as:
Deferred tax assets—noncurrent	$242	$313
Deferred tax liabilities—noncurrent	(62)	(57)
Total	$180	$256
During the year ended December 31, 2017, significant changes to our deferred tax assets and liabilities include the $97 million decrease to all U.S. deferred tax assets and liabilities as a result of the Tax Act, as discussed above. Other significant changes to our deferred assets and liabilities include a $64 million increase as a result of an increase in deferred gains related to the sales of hotels in 2017.
At December 31, 2017, we have $45 million of deferred tax assets related to foreign and state net operating losses and $20 million related to federal and state credits. We have recorded a valuation allowance of $51 million for certain deferred tax assets related to net operating losses and credits that we do not believe are more likely than not to be realized. These operating losses ($25 million deferred tax asset) are primarily foreign, do not expire, and may be carried forward indefinitely. The remaining losses expire over time through 2037.
At December 31, 2017 and December 31, 2016, total unrecognized tax benefits were $94 million and $86 million, respectively, of which $33 million and $5 million, respectively, would impact the effective tax rate if recognized. It is reasonably possible that a reduction of up to $3 million of unrecognized tax benefits could occur within 12 months resulting from the expiration of certain tax statutes of limitations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2017	2016
Unrecognized tax benefits—beginning balance	$86	$110
Total increases—current period tax positions	11	2
Total decreases—prior period tax positions	(1)	(21)
Lapse of statute of limitations	(3)	(5)
Foreign currency fluctuation	1	—
Unrecognized tax benefits—ending balance	$94	$86

In 2017, the $8 million net increase in uncertain tax positions is primarily related to an accrual for the U.S. tax treatment of the loyalty program. The $3 million decrease with respect to lapse of statute of limitations is due to various foreign tax filing positions.
In 2016, the $24 million decrease in uncertain tax positions primarily related to the reversal of uncertain tax positions for certain filing positions in foreign jurisdictions. The $5 million decrease with respect to lapse of statute of limitations was due to various state and foreign tax filing positions.
We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total gross accrued interest and penalties were $14 million at both December 31, 2017 and December 31, 2016.
The amount of interest and penalties recognized as a component of income tax expense in 2017 was insignificant, comprised primarily of a benefit of $3 million resulting from the release of interest and penalties related to certain foreign tax positions and an additional interest and penalty accrual of $2 million on federal, state, and foreign tax matters.
The amount of interest and penalties recognized as a component of income tax expense in 2016 was a benefit of $4 million. This amount is comprised of a benefit of $9 million resulting from the release of interest and penalties related to certain foreign tax positions and an additional interest and penalty accrual of $5 million on federal, state, and foreign tax matters.
We are subject to audits by federal, state, and foreign tax authorities. U.S. tax years 2012, 2013, and 2014 are currently under field examination by the IRS. During the first quarter of 2017, the IRS issued a "Notice of Deficiency" for our 2009 through 2011 tax years. We disagree with the IRS’ assessment as it relates to the inclusion of loyalty program contributions as taxable income to the Company. In the second quarter of 2017, we filed a petition with the U.S. Tax Court for redetermination of the tax liability asserted by the IRS related to the loyalty program. If the IRS’ position is upheld, it would result in an income tax liability of $126 million (including $31 million of estimated interest, net of federal benefit) for these tax years that would be partially offset by a deferred tax asset. Future tax benefits will be recognized at the reduced U.S. corporate income tax rate, therefore, $60 million of the liability and related interest would have an impact on the effective tax rate if recognized. We believe we have an adequate liability recorded in connection with this matter. The statute of limitations for U.S. tax years 2005, 2006, 2007, and 2008 remain open for the computational impacts of net operating losses and general business credit carrybacks to those years which could be impacted by the final resolution of tax years 2009-2011.
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
14.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:
Commitments—At December 31, 2017, we are committed, under certain conditions, to lend or invest up to $452 million, net of any related letters of credit, in various business ventures.
Performance Guarantees—Certain of our contractual agreements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels, see Note 2.
Our most significant performance guarantee relates to four managed hotels in France that we began managing in the second quarter of 2013, which has a term of seven years, with approximately two and one-half years remaining. This guarantee has a maximum cap, but does not have an annual cap. The remaining maximum exposure related to our performance guarantees at December 31, 2017 was $323 million, of which €224 million ($269 million using exchange rates at December 31, 2017) related to the four managed hotels in France.
We had total net performance guarantee liabilities of $71 million and $79 million at December 31, 2017 and December 31, 2016, respectively, which included $45 million and $55 million recorded in other long-term liabilities and $26 million and $24 million in accrued expenses and other current liabilities on our consolidated balance sheets, respectively.

	The four managed hotels in France		Other performance guarantees		All performance guarantees
	2017	2016	2017	2016	2017	2016
Beginning balance, January 1	$66	$93	$13	$4	$79	$97
Initial guarantee obligation liability	—	—	3	9	3	9
Amortization of initial guarantee obligation liability into income	(15)	(33)	(4)	(1)	(19)	(34)
Performance guarantee expense (income), net	76	64	1	(1)	77	63
Net (payments) receipts during the year	(78)	(57)	—	2	(78)	(55)
Foreign currency exchange, net	9	(1)	—	—	9	(1)
Ending balance, December 31	$58	$66	$13	$13	$71	$79
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. At December 31, 2017 and December 31, 2016, there were no amounts recorded on our consolidated balance sheets related to these performance test clauses.
Debt Repayment and Other Guarantees—We enter into various debt repayment and other guarantees in order to assist hotel owners in obtaining third-party financing or to obtain more favorable borrowing terms. Included within debt repayment and other guarantees are the following:

Property description	Maximum potential future payments	Maximum exposure net of recoverability from third parties	Other long-term liabilities recorded at December 31, 2017	Other long-term liabilities recorded at December 31, 2016	Year of guarantee expiration
Hotel property in Washington State (1), (3), (4), (5)	$215	$—	$26	$35	2020
Hotel properties in India (2), (3)	188	188	17	21	2020
Hotel and residential properties in Brazil (1), (4)	97	40	4	3	various, through 2021
Hotel property in Massachusetts (6)	107	107	1	—	2020
Hotel properties in California (1)	31	13	6	6	various, through 2021
Hotel property in Minnesota	25	25	2	2	2021
Hotel property in Arizona (1), (4)	25	—	1	2	2019
Other (1)	20	14	2	—	various, through 2021
Total	$708	$387	$59	$69
(1) We have agreements with our unconsolidated hospitality venture partner, the respective hotel owners, or other third parties to recover certain amounts funded under the debt repayment guarantee; the recoverability mechanism may be in the form of cash, financing receivable, or HTM debt security.
(2) Debt repayment guarantee is denominated in Indian rupees and translated using exchange rates at December 31, 2017. We have the contractual right to recover amounts funded from the unconsolidated hospitality venture, which is a related party. We expect our maximum exposure to be $94 million, taking into account our partner’s 50% ownership interest in the unconsolidated hospitality venture.
(3) Under certain events or conditions, we have the right to force the sale of the property(ies) in order to recover amounts funded.
(4) If certain funding thresholds are met or if certain events occur, we have the ability to assume control of the property. This right only exists for the residential property in Brazil.
(5) We are subject to a completion guarantee whereby the parties agree to substantially complete the construction of the project by a specified date. In the event of default, we are obligated to complete construction using the funds available from the outstanding loan. Any additional funds paid by us are subject to recovery through a HTM debt security.
(6) We are subject to a completion guarantee whereby the parties agree to substantially complete the construction of the project by a specified date. In the event of default, we are obligated to complete construction and any additional funds paid by us are not recoverable.

At December 31, 2017, we are not aware of, nor have we received notification that hotel owners are not current on their debt service obligations, where we have provided a debt repayment guarantee.
Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be $177 million and $231 million at December 31, 2017 and December 31, 2016, respectively. Due to the lack of readily available market data, we have classified our guarantees as Level Three in the fair value hierarchy.
Insurance—We obtain commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property, cyber risk, and other miscellaneous coverages. A portion of the risk is retained on a self-insurance basis primarily through U.S. based and licensed captive insurance companies that are wholly owned subsidiaries of Hyatt and generally insure our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Losses estimated to be paid within 12 months are $32 million and $30 million at December 31, 2017 and December 31, 2016, respectively, and are classified within accrued expenses and other current liabilities on our consolidated balance sheets, while losses expected to be payable in future periods are $69 million and $62 million at December 31, 2017 and December 31, 2016, respectively, and are included in other long-term liabilities on our consolidated balance sheets. At December 31, 2017, standby letters of credit of $7 million were issued to provide collateral for the estimated claims, which are guaranteed by us.
Collective Bargaining Agreements—At December 31, 2017, approximately 25% of our U.S. based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union sponsored multi-employer pension and health plans pursuant to agreements between us and various unions. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety Bonds—Surety bonds issued on our behalf were $25 million at December 31, 2017 and primarily relate to workers’ compensation, taxes, licenses, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at December 31, 2017 were $309 million, which relate to our ongoing operations, hotel properties under development in the U.S., including one unconsolidated hospitality venture, collateral for estimated insurance claims, and securitization of our performance under our debt repayment guarantee associated with the hotel properties in India, which is only called upon if we default on our guarantee. The letters of credit outstanding do not reduce the available capacity under our revolving credit facility (see Note 9).
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
In conjunction with financing obtained for our unconsolidated hospitality ventures, certain managed hotels and other properties, we may provide standard indemnifications to the lender for loss, liability, or damage occurring as a result of our actions or actions of the other unconsolidated hospitality venture partners, respective hotel owners, or other third parties.
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
15.    STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Common Stock—At December 31, 2017, Pritzker family business interests beneficially owned, in the aggregate, approximately 96.8% of our Class B common stock and less than 0.1% of our Class A common stock, representing approximately 57.6% of the outstanding shares of our common stock and approximately 90.6% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global

Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests are able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors and other significant corporate transactions. While the voting agreements are in effect, they may provide our board of directors with effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. Pursuant to the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, the Pritzker family business interests have agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock. In addition, other stockholders beneficially own, in the aggregate, approximately 3.2% of our outstanding Class B common stock representing approximately 1.9% of the outstanding shares of our common stock and approximately 3.0% of the total voting power of our outstanding common stock. Pursuant to the 2007 Stockholders’ Agreement, these entities have also agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock.
Share Repurchase— During 2017, 2016, and 2015, our board of directors authorized the repurchase of up to $1,250 million, $500 million, and $400 million, respectively, of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices we deem appropriate and subject to market conditions, applicable law, and other factors deemed relevant in our sole discretion. The common stock repurchase program applies to our Class A common stock and our Class B common stock. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time.
During the year ended December 31, 2017, we entered into various ASR programs with third-party financial institutions to repurchase Class A shares as follows:

	Total number of shares repurchased (1)	Weighted-average price per share	Total cash paid
March 2017	5,393,669	$55.62	$300
August 2017	1,666,484	$60.01	$100
November 2017 (2)	1,152,904	$69.39	$100
(1) The delivery of shares resulted in a reduction in weighted-average common shares outstanding for basic and diluted earnings per share for the year ended December 31, 2017, see Note 19.
(2) This initial delivery of shares repurchased represents the minimum number of shares that we may receive under the agreement and was accounted for as a reduction to stockholders' equity on our consolidated balance sheets. At December 31, 2017, the remaining shares yet to be delivered totaled $20 million, which were accounted for as an equity-classified forward contract, and were settled subsequent to December 31, 2017 for 244,260 shares. Overall, we repurchased 1,397,164 shares at a weighted-average price per share of $71.57.
During 2017 and 2016, we repurchased 12,186,308 and 5,631,557 shares of common stock, respectively. The shares of common stock were repurchased at a weighted average price of $59.34 and $48.37 per share, respectively, for an aggregate purchase price of $723 million and $272 million, respectively, excluding related insignificant expenses in both periods. The shares repurchased during 2017 represented approximately 9% of our total shares of common stock outstanding at December 31, 2016. The shares repurchased during 2016 represented approximately 4% of our total shares of common stock outstanding at December 31, 2015.
The shares of Class A common stock repurchased on the open market were retired and returned to the status of authorized and unissued shares, while the shares of Class B common stock repurchased were retired and the total number of authorized Class B shares was reduced by the number of shares repurchased, see Note 17. At December 31, 2017, we had $864 million remaining under the share repurchase authorization.

Accumulated Other Comprehensive Loss

	Balance at January 1, 2017	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at December 31, 2017
Foreign currency translation adjustments	$(299)	$56	$—	$(243)
Unrealized gains on AFS securities	33	35	—	68
Unrecognized pension cost	(7)	—	—	(7)
Unrealized gains (losses) on derivative instruments	(4)	1	—	(3)
Accumulated other comprehensive income (loss)	$(277)	$92	$—	$(185)

	Balance at January 1, 2016	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss (a)	Balance at December 31, 2016
Foreign currency translation adjustments	$(257)	$(45)	$3	$(299)
Unrealized gains (losses) on AFS securities	39	(6)	—	33
Unrecognized pension cost	(7)	—	—	(7)
Unrealized gains (losses) on derivative instruments	(5)	1	—	(4)
Accumulated other comprehensive income (loss)	$(230)	$(50)	$3	$(277)
(a) The amount reclassified from accumulated other comprehensive loss related to the sale of the shares of the company that owns Hyatt Regency Birmingham (U.K.) and was recorded within other long-term liabilities on our consolidated balance sheets.

16.    STOCK-BASED COMPENSATION
As part of our LTIP, we award SARs, RSUs, PSUs, and PSs to certain employees, see Note 2. Under the LTIP, we are authorized to issue up to 14,375,000 shares. Compensation expense and unearned compensation presented below exclude amounts related to employees of our managed hotels and other employees whose payroll is reimbursed, as this expense has been and will continue to be reimbursed by our third-party hotel owners and is recorded within other revenues from managed and franchised properties and other costs from managed and franchised properties on our consolidated statements of income. Stock-based compensation expense (income) included in selling, general, and administration expense on our consolidated statements of income related to these awards was as follows:

	Years Ended December 31,
	2017	2016	2015
SARs	$11	$10	$9
RSUs	16	15	17
PSUs and PSs	2	—	(3)
The expected income tax benefit to be realized at the time of vest related to these awards for the years ended December 31, 2017, December 31, 2016, and December 31, 2015 was as follows:

	Years Ended December 31,
	2017	2016	2015
SARs	$3	$4	$3
RSUs	4	5	5
PSUs and PSs	1	—	(1)
SARs—The following table sets forth a summary of the SAR grants in 2017, 2016, and 2015:

Grant Date	Granted	Value at date of grant	Vesting period		Vesting start month
September 2017	20,139	$18.62	25	% annually	September 2018
March 2017	605,601	16.35	25	% annually	March 2018
March 2016	45,710	14.22	33	% annually	March 2017
March 2016	878,714	14.54	25	% annually	March 2017
March 2015	380,604	20.64	25	% annually	March 2016
March 2015	41,373	24.17	50	% annually	March 2018
February 2015	39,401	25.38	100	% at vest	March 2018
The weighted average grant date fair value for the awards granted in 2017, 2016, and 2015 was $16.42, $14.52, and $21.36, respectively.

The fair value of each SAR was estimated based on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	2017	2016	2015
Exercise price	$52.93	$47.36	$56.57
Expected life in years	6.24	6.23	6.31
Risk-free interest rate	2.11%	1.55%	1.63%
Expected volatility	26.56%	27.72%	35.39%
Annual dividend yield	—%	—%	—%
Due to a lack of historical exercise information, the expected life was estimated based on the midpoint between the vesting period and the contractual life of each SAR. The risk-free interest rate was based on U.S. Treasury instruments with similar expected life. We calculate volatility using our trading history over a time period consistent with our expected term assumption.
A summary of employee SAR activity is presented below:

	SAR units	Weighted average exercise price (in whole dollars)	Weighted average remaining contractual term
Outstanding at December 31, 2016:	4,453,987	$47.88	5.25
Granted	625,740	52.93
Exercised	(764,417)	42.66
Forfeited or expired	(715,355)	61.83
Outstanding at December 31, 2017:	3,599,955	$47.09	6.30
Exercisable at December 31, 2017:	2,003,976	$43.88	4.67
During the year ended December 31, 2017, the intrinsic value of exercised SARs was $24 million. The total intrinsic value of SARs outstanding at December 31, 2017 was $95 million and the total intrinsic value for exercisable SARs was $59 million at December 31, 2017.
RSUs—The following table sets forth a summary of the employee RSU grants:

Grant Date	RSUs	Value	Total value	Vesting period
December 2017	9,238	$70.35	$1	various
September 2017	22,357	61.50	1	various
September 2017	43,151	60.48	3	various
May 2017	1,390	57.51	—	4 years
March 2017	416,404	52.65	22	various
December 2016	40,633	56.60	2	4 years
March 2016	444,629	47.36	21	4 years
December 2015	4,089	48.90	—	4 years
September 2015	3,898	51.30	—	3 years
September 2015	8,576	51.30	—	4 years
May 2015	23,746	58.95	1	4 years
March 2015	380,939	56.27	21	4 years
February 2015	29,278	59.77	2	4 years
The weighted average grant date fair value for the awards granted in 2017, 2016, and 2015 was $54.08, $48.13, and $56.43, respectively. The liability and related expense for granted cash-settled RSUs are insignificant at and for the year ended December 31, 2017.

A summary of the status of the nonvested employee RSU awards outstanding under the LTIP is presented below:

	Restricted Stock Units	Weighted average grant date fair value
Nonvested at December 31, 2016:	1,016,177	$50.15
Granted	492,540	54.08
Vested	(378,432)	48.97
Forfeited or canceled	(100,701)	52.59
Nonvested at December 31, 2017:	1,029,584	$52.22
The total intrinsic value of nonvested RSUs at December 31, 2017 was $76 million.
PSUs and PSs—The following table sets forth a summary of PSU and PS grants:

Year Granted	Granted	Weighted average grant date fair value	Performance period	Performance period start date
2017 PSUs	102,115	$52.65	3 years	January 1, 2017
2016 PSUs	111,620	$47.36	3 years	January 1, 2016
2015 PSs	146,902	$56.27	3 years	January 1, 2015
There were 168,095 shares forfeited during the year ended December 31, 2017. At December 31, 2017, the total intrinsic value of nonvested PSs and PSUs if target performance is achieved was $11 million.
Unearned Compensation—Our total unearned compensation for our stock-based compensation programs at December 31, 2017 is as follows and is expected to be recorded as stock-based compensation expense:

	2018	2019	2020	2021	Total
SARs	$2	$2	$1	$—	$5
RSUs	8	5	2	1	16
PSUs and PSs	3	1	—	—	4
Total	$13	$8	$3	$1	$25
17.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Leases — Since 2005, we leased space for our corporate headquarters at the Hyatt Center in Chicago, Illinois. A subsidiary of the Company held a master lease for a portion of the Hyatt Center and entered into sublease agreements with certain related parties. Following the relocation of our corporate headquarters during the year ended December 31, 2017, we terminated the sublease agreements and terminated the master lease.
Legal Services—A partner in a law firm that provided services to us throughout 2017, 2016, and 2015 is the brother-in-law of our Executive Chairman. We incurred legal fees with this firm of $3 million, $2 million, and $6 million for each of the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively. At December 31, 2017 and December 31, 2016, we had insignificant amounts due to the law firm.
Equity Method Investments—We have equity method investments in entities that own properties for which we receive management or franchise fees. We recorded fees of $24 million, $30 million, and $26 million for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively. At December 31, 2017 and December 31, 2016, we had receivables due from these properties of $11 million and $7 million, respectively. In addition, in some cases we provide loans (see Note 6) or guarantees (see Note 14) to these entities. During the three years ended December 31, 2017, December 31, 2016, and December 31, 2015, we recorded income related to these guarantees of $5 million, $5 million, and $2 million, respectively. Our ownership interest in these unconsolidated hospitality ventures varies from 24% to 70%. See Note 3 for further details regarding these investments.

Class B Share Repurchase—During 2017, we repurchased 3,089,437 shares of Class B common stock for a weighted average price of $63.30 per share, for an aggregate purchase price of approximately $196 million. The shares repurchased represented approximately 2% of our total shares of common stock outstanding at December 31, 2016. During 2016, we repurchased 1,881,636 shares of Class B common stock at a weighted average price of $53.15 per share, for an aggregate purchase price of approximately $100 million. The shares repurchased represented approximately 1% of our total shares of common stock outstanding at December 31, 2015. The shares of Class B common stock were repurchased in privately negotiated transactions from trusts for the benefit of certain Pritzker family members and limited partnerships owned indirectly by trusts for the benefit of certain Pritzker family members and were retired, thereby reducing the total number of shares outstanding and reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.
Class B Share Conversion—During the years ended December 31, 2017 and December 31, 2016, 17,019,935 shares and 16,884,117 shares, respectively, of Class B common stock were converted on a share-for-share basis into shares of our Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock have been retired, thereby reducing the shares of Class B common stock authorized and outstanding.
18.    SEGMENT AND GEOGRAPHIC INFORMATION
Our reportable segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker to assess performance and make decisions regarding the allocation of resources. Our chief operating decision maker is our President and Chief Executive Officer. We define our reportable segments as follows:

•
Owned and leased hotels—This segment derives its earnings from owned and leased hotel properties located predominantly in the United States, but also in certain international locations and for purposes of segment Adjusted EBITDA, includes our pro rata share of the Adjusted EBITDA of our unconsolidated hospitality ventures, based on our ownership percentage of each venture. Adjusted EBITDA includes intercompany expenses related to management fees paid to the Company's management and franchising segments, which are eliminated in consolidation. Intersegment revenues relate to promotional award redemptions earned by our owned and leased hotels related to our co-branded credit card and are eliminated in consolidation.

•
Americas management and franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our portfolio of brands to franchisees located in the United States, Latin America, Canada, and the Caribbean. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners and franchisees with no added margin. These costs relate primarily to payroll costs at managed properties where the Company is the employer, as well as reservations, sales, marketing, loyalty program, and technology costs. These revenues and costs are recorded within other revenues from managed and franchised properties and other costs from managed and franchised properties, respectively. The intersegment revenues relate to management fees earned from the Company’s owned hotels and are eliminated in consolidation.

•
ASPAC management and franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our portfolio of brands to franchisees located in Southeast Asia, as well as Greater China, Australia, South Korea, Japan, and Micronesia. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners and franchisees with no added margin. These costs relate primarily to reservations, sales, marketing, and technology costs. These revenues and costs are recorded within other revenues from managed and franchised properties and other costs from managed and franchised properties, respectively. The intersegment revenues relate to management fees earned from the Company’s owned hotels and are eliminated in consolidation.

•
EAME/SW Asia management and franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our portfolio of brands to franchisees located in Europe, Africa, the Middle East, India, Central Asia, and Nepal. This segment’s revenues also include the reimbursement of costs incurred on behalf of managed hotel property owners and franchisees with no added margin. These costs relate primarily to reservations, sales, marketing, and technology costs. These revenues and costs are recorded within other revenues from managed and franchised properties and other costs from managed and franchised properties, respectively. The intersegment revenues relate to management fees earned from the Company’s owned hotels and are eliminated in consolidation.

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

equity earnings (losses) from unconsolidated hospitality ventures; stock-based compensation expense; gains (losses) on sales of real estate; asset impairments; and other (income) loss, net.

The table below shows summarized consolidated financial information by segment. Included within corporate and other are the results of Miraval, exhale, Hyatt Residence Club license fees, results related to our co-branded credit card, and unallocated corporate expenses.

	Years Ended December 31,
	2017	2016	2015
Owned and leased hotels
Owned and leased hotels revenues	$2,137	$2,119	$2,079
Other revenues	13	—	—
Intersegment revenues (a)	9	11	—
Adjusted EBITDA	490	516	493
Depreciation and amortization	295	285	277
Capital expenditures	195	200	225
Americas management and franchising
Management and franchise fees revenues	403	371	354
Other revenues from managed and franchised properties	1,730	1,670	1,641
Intersegment revenues (a)	74	75	74
Adjusted EBITDA	350	318	300
Depreciation and amortization	19	18	19
Capital expenditures	—	—	—
ASPAC management and franchising
Management and franchise fees revenues	112	96	91
Other revenues from managed and franchised properties	114	98	87
Intersegment revenues (a)	2	2	2
Adjusted EBITDA	70	57	55
Depreciation and amortization	2	1	1
Capital expenditures	1	1	1
EAME/SW Asia management and franchising
Management and franchise fees revenues	72	65	67
Other revenues from managed and franchised properties	74	65	58
Intersegment revenues (a)	10	10	13
Adjusted EBITDA	40	33	33
Depreciation and amortization	5	5	5
Capital expenditures	1	1	—
Corporate and other
Revenues	125	43	40
Adjusted EBITDA	(137)	(139)	(131)
Depreciation and amortization	45	33	18
Capital expenditures	101	9	43
Eliminations (a)
Revenues	(95)	(98)	(89)
Adjusted EBITDA	3	—	—
TOTAL
Revenues	$4,685	$4,429	$4,328
Adjusted EBITDA	816	785	750
Depreciation and amortization	366	342	320
Capital expenditures	298	211	269

(a)	Intersegment revenues are included in the management and franchise fees revenues and owned and leased hotels revenues and eliminated in Eliminations.

The table below presents summarized consolidated balance sheet information by segment:
Total Assets

	December 31, 2017	December 31, 2016
Owned and leased hotels	$4,842	$5,393
Americas management and franchising	524	564
ASPAC management and franchising	121	128
EAME/SW Asia management and franchising	196	186
Corporate and other	1,989	1,478
TOTAL	$7,672	$7,749
The following tables present revenues and property and equipment, net, intangibles, net, and goodwill by geographical region:

	Years Ended December 31,
	2017	2016	2015
Revenues:
United States	$3,771	$3,571	$3,494
All foreign	914	858	834
Total	$4,685	$4,429	$4,328

	December 31, 2017	December 31, 2016
Property and equipment, net, Intangibles, net, and Goodwill:
United States	$3,743	$3,915
All foreign	1,124	1,079
Total	$4,867	$4,994
The table below provides a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to our consolidated Adjusted EBITDA:

	Years Ended December 31,
	2017	2016	2015
Net income attributable to Hyatt Hotels Corporation	$249	$204	$124
Interest expense	80	76	68
Provision for income taxes	323	85	70
Depreciation and amortization	366	342	320
EBITDA	1,018	707	582
Equity (earnings) losses from unconsolidated hospitality ventures	(220)	(68)	64
Stock-based compensation expense	29	25	23
(Gains) losses on sales of real estate	(51)	23	(9)
Asset impairments	—	—	5
Other (income) loss, net	(33)	(2)	5
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	73	100	80
Adjusted EBITDA	$816	$785	$750

19.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, are as follows:

	Years Ended December 31,
	2017	2016	2015
Numerator:
Net income	$250	$204	$124
Net income and accretion attributable to noncontrolling interests	(1)	—	—
Net income attributable to Hyatt Hotels Corporation	$249	$204	$124
Denominator:
Basic weighted average shares outstanding	124,836,917	132,930,578	142,814,868
Share-based compensation and equity-classified forward contract	1,509,986	1,008,753	1,184,455
Diluted weighted average shares outstanding	126,346,903	133,939,331	143,999,323
Basic Earnings Per Share:
Net income	$2.00	$1.53	$0.87
Net income and accretion attributable to noncontrolling interests	(0.01)	—	—
Net income attributable to Hyatt Hotels Corporation	$1.99	$1.53	$0.87
Diluted Earnings Per Share:
Net income	$1.98	$1.52	$0.86
Net income and accretion attributable to noncontrolling interests	(0.01)	—	—
Net income attributable to Hyatt Hotels Corporation	$1.97	$1.52	$0.86
The computations of diluted net income per share for the years ended December 31, 2017, December 31, 2016, and December 31, 2015 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Years Ended December 31,
	2017	2016	2015
SARs	21,400	74,500	1,500
RSUs	100	900	—
20.    OTHER INCOME (LOSS), NET

	Years Ended December 31,
	2017	2016	2015
Interest income (Note 4)	101	19	8
Depreciation recovery	27	25	12
Performance guarantee liability amortization (Note 14)	19	34	12
Pre-condemnation income	18	—	—
Debt repayment guarantee liability amortization (Note 14)	10	3	—
Foreign currency (losses) gains, net	(2)	1	(14)
Cease use liability	(21)	—	—
Realized losses (Note 4)	(40)	(6)	—
Performance guarantee expense, net (Note 14)	(77)	(63)	(27)
Other	(2)	(11)	4
Other income (loss), net	$33	$2	$(5)

During the year ended December 31, 2017, we relocated our corporate headquarters and recognized a corresponding cease use liability of $21 million.
During the year ending December 31, 2017, we recognized approximately $18 million primarily related to pre-condemnation income for relinquishment of subterranean space at an owned hotel.
21.    SUBSEQUENT EVENT
On January 10, 2018, we refinanced our $1.5 billion senior unsecured revolving credit facility with a syndicate of lenders, extending the maturity of the facility to January 2023. The revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper back-up and permitted investments and acquisitions.
On February 14, 2018, we announced that our board of directors declared a cash dividend of $0.15 per share of Class A common stock and Class B common stock for the first quarter of 2018, payable on March 29, 2018 to the Company’s shareholders of record on March 22, 2018.

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

	For the Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Consolidated statements of income data:
Owned and leased hotels	$525	$518	$577	$572	$514	$519	$559	$516
Management and franchise fees	131	122	130	122	116	110	115	107
Other revenues	17	16	15	22	9	11	11	9
Other revenues from managed and franchised properties	511	463	473	471	448	448	480	457
Total revenues	1,184	1,119	1,195	1,187	1,087	1,088	1,165	1,089
Direct and selling, general, and administrative expenses	1,124	1,062	1,090	1,107	1,027	1,019	1,063	1,021
Net income	76	17	87	70	41	62	67	34
Net income attributable to Hyatt Hotels Corporation	$76	$16	$87	$70	$41	$62	$67	$34
Net income per common share, basic	$0.63	$0.14	$0.69	$0.54	$0.31	$0.48	$0.50	$0.25
Net income per common share, diluted	$0.62	$0.14	$0.68	$0.54	$0.31	$0.47	$0.49	$0.25

HYATT HOTELS CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2017, December 31, 2016, and December 31, 2015
(In millions of dollars)

	Column A	Column B		Column C		Column D	Column E
Description	Balance at beginning of period	Additions charged to revenues, costs and expenses		Additions charged to other accounts		Deductions	Balance at end of period
Year Ended December 31, 2017:
Trade receivables—allowance for doubtful accounts	$18	$8		$—		$(5)	$21
Financing receivables—allowance for losses	100	6		2	A	—	108
Deferred tax assets—valuation allowance	27	24	B	—		—	51
Year Ended December 31, 2016:
Trade receivables—allowance for doubtful accounts	15	6		—		(3)	18
Financing receivables—allowance for losses	98	10		—		(8)	100
Deferred tax assets—valuation allowance	17	10		—		—	27
Year Ended December 31, 2015:
Trade receivables—allowance for doubtful accounts	13	5		—		(3)	15
Financing receivables—allowance for losses	100	10		(2)	A	(10)	98
Deferred tax assets—valuation allowance	15	2		—		—	17
A—This amount represents currency translation on foreign currency denominated notes receivable.
B—This amount represents the allowance related to our foreign tax credit carryforward balance.

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
4.10
Sixth Supplemental Indenture, dated March 7, 2016, between Hyatt Hotels Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 8, 2016)

4.11
Form of 6.875% Senior Notes due 2019 (included as part of Exhibit 4.5 above) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

4.12
Form of 5.375% Senior Notes due 2021 (included as part of Exhibit 4.7 above) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 9, 2011)

4.13
Form of 3.375% Senior Notes due 2023 (included as part of  Exhibit 4.9 above ) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 10, 2013)

4.14
Form of 4.850% Senior Note due 2026 (included as part of Exhibit 4.10 above) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 8, 2016)

4.15
Registration Rights Agreement, dated as of October 12, 2009, by and among Hyatt Hotels Corporation and Thomas J. Pritzker, Marshall E. Eisenberg and Karl J. Breyer, solely in their capacity as co-trustees (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 15, 2009)

10.1
2007 Stockholders' Agreement, dated as of August 28, 2007, as amended, by and among Hyatt Hotels Corporation, Madrone GHC, LLC, Lake GHC, LLC, Shimoda GHC, LLC, GS Sunray Holdings, L.L.C., GS Sunray Holdings Subco I, L.L.C., GS Sunray Holdings Subco II, L.L.C., GS Sunray Holdings Parallel, L.L.C., GS Sunray Holdings Parallel Subco, L.L.C., Mori Building Capital Investment LLC and others party thereto (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.2
Joinder Agreement to 2007 Stockholders' Agreement, dated as of January 26, 2010, by and among Hyatt Hotels Corporation and Mori Building Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-34521) filed with the SEC on February 25, 2010)

10.3
Joinder Agreement to 2007 Stockholders' Agreement, dated as of March 12, 2014, by and among Hyatt Hotels Corporation and Gregory B. Penner (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-34521) filed with the Securities and Exchange Commission on February 18, 2015)

+10.4
Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-34521) filed with the SEC on February 18, 2016)

+10.5
Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.6
Amendment to Hyatt Hotels Corporation Non-Employee Director Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on November 3, 2010)

Exhibit Number	Exhibit Description

+10.7
Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.8
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A (File No. 001-34521) filed with the Securities and Exchange Commission on April 13, 2012)

+10.9
Second Amendment to Hyatt Hotels Corporation Special Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on November 3, 2010)

+10.10
Amendment to Hyatt Hotels Corporation 2008 and 2009 Restricted Stock Unit Award Agreements, dated December 17, 2010 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34521) filed with the SEC on February 17, 2011)

+10.11
Form of 2006 Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.12
Form of 2007 Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.13
Form of 2008 Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.14
Form of 2009 Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.15
Form of Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-34521) filed with the Securities and Exchange Commission on February 25, 2010)

+10.16
Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 25, 2016)

+10.17
Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company's Current Report on Form 8-K/A (File No. 001-34521) filed with the Securities and Exchange Commission on April 13, 2012)

+10.18
Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34521) filed with the Securities and Exchange Commission on February 18, 2014)

+10.19
Amended and Restated Hyatt Hotels Corporation Deferred Compensation Plan for Directors, dated as of December 8, 2016 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-34521) filed with the Securities and Exchange Commission on February 16, 2017)

Exhibit Number	Exhibit Description

+10.20
Hyatt Hotels Corporation Amended and Restated Summary of Non-Employee Director Compensation (January 1, 2017) (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 001-34521) filed with the Securities and Exchange Commission on February 16, 2017)

+10.21
Employment Letter, dated as of December 12, 2012, between Hyatt Hotels Corporation and Mark S. Hoplamazian (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 14, 2012)

+10.22
Employment Letter, dated as of December 12, 2012, between Hyatt Hotels Corporation and Thomas J. Pritzker (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 14, 2012)

+10.23
Employment Letter, dated as of May 3, 2007, between Hyatt Hotels Corporation and Stephen Haggerty (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on August 5, 2010)

+10.24
Letter Agreement, dated as of December 28, 2012, between Hyatt Hotels Corporation and Stephen Haggerty (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-34521) filed with the Securities and Exchange Commission on February 13, 2013)

+10.25
Transition and Separation Agreement, dated as of January 17, 2018, between Hyatt Hotels Corporation and Stephen Haggerty (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on January 23, 2018)

+10.26
Employment Letter, dated as of February 10, 2016, between Hyatt Corporation and Patrick J. Grismer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 11, 2016)

+10.27
Amended and Restated Hyatt Hotels Corporation Executive Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement or Schedule 14A (File No. 001-34521) filed with the Securities and Exchange Commission on April 22, 2013)

+10.28
Hyatt International Hotels Retirement Plan (incorporated by reference to Exhibit 10.55 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on November 2, 2009)

+10.29
Amended and Restated Hyatt Corporation Deferred Compensation Plan, effective May 3, 2010 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-165384) filed with the Securities and Exchange Commission on March 10, 2010)

+10.30
First Amendment to the Amended and Restated Hyatt Corporation Deferred Compensation Plan, effective May 3, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on May 6, 2010)

+10.31
Second Amendment to the Amended and Restated Hyatt Corporation Deferred Compensation Plan, effective September 30, 2010 (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 001-34521) filed with the Securities and Exchange Commission on February 16, 2012)

Exhibit Number	Exhibit Description
+10.32
Hyatt Hotels Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A (File No. 001-34521) filed with the Securities and Exchange Commission on April 21, 2010)

+10.33
First Amendment to the Hyatt Hotels Corporation Employee Stock Purchase Plan, dated March 19, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-34521) filed with the Securities and Exchange Commission on May 3, 2012)

10.34
Agreement Regarding Allocation of Certain Office Costs Relating to Thomas J. Pritzker in his role as Executive Chairman of Hyatt Hotels Corporation, dated as of February 14, 2012, between Hyatt Corporation and The Pritzker Organization, L.L.C. (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 001-34521) filed with the Securities and Exchange Commission on February 16, 2012)

10.35
Second Amended and Restated Credit Agreement, dated as of January 6, 2014, among Hyatt Hotels Corporation and Hotel Investors I, Inc., as Borrowers, certain subsidiaries of Hyatt Hotels Corporation, as Guarantors, various Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Deutsche Bank Securities, Inc., as Joint Book Runners and Co-Lead Arrangers, and JPMorgan Chase Bank, N.A., Deutsche Bank Securities, Inc. and SunTrust Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on January 6, 2014)

10.36
First Amendment to Second Amended and Restated Credit Agreement, dated as of January  10, 2018, among Hyatt Hotels Corporation and Hotel Investors I, Inc., as Borrowers, certain subsidiaries of Hyatt Hotels Corporation, as Guarantors, various Lenders and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on January 17, 2018)

10.37
Form of Franchise Agreement with Hyatt Place Franchising, L.L.C., as amended (incorporated by reference to Exhibit 10.46 to the Company's Registration Statement on Form S-1 (File No. 333- 161068) filed with the Securities and Exchange Commission on August 5, 2009)

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