Form 10-Q
period 2018-03-31
Hyatt Hotels Corp
filed 2018-05-03
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
At April 27, 2018, there were 46,469,910 shares of the registrant’s Class A common stock, $0.01 par value, outstanding and 70,496,643 shares of the registrant’s Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
REVENUES:
Owned and leased hotels	$515	$569
Management, franchise, and other fees	132	114
Amortization of management and franchise agreement assets constituting payments to customers	(5)	(4)
Net management, franchise, and other fees	127	110
Other revenues	11	17
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	456	430
Total revenues	1,109	1,126
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	384	424
Depreciation and amortization	83	87
Other direct costs	8	16
Selling, general, and administrative	95	99
Costs incurred on behalf of managed and franchised properties	460	445
Direct and selling, general, and administrative expenses	1,030	1,071
Net gains and interest income from marketable securities held to fund rabbi trusts	3	15
Equity losses from unconsolidated hospitality ventures	(13)	(3)
Interest expense	(19)	(21)
Gains on sales of real estate	529	—
Other income (loss), net	(18)	43
INCOME BEFORE INCOME TAXES	561	89
PROVISION FOR INCOME TAXES	(150)	(34)
NET INCOME	411	55
NET INCOME AND ACCRETION ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$411	$55
EARNINGS PER SHARE—Basic
Net income	$3.47	$0.43
Net income attributable to Hyatt Hotels Corporation	$3.47	$0.43
EARNINGS PER SHARE—Diluted
Net income	$3.40	$0.42
Net income attributable to Hyatt Hotels Corporation	$3.40	$0.42
CASH DIVIDENDS DECLARED PER SHARE	$0.15	$—

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Net income	$411	$55
Other comprehensive income, net of taxes:
Foreign currency translation adjustments, net of tax expense of $- for each of the three months ended March 31, 2018 and March 31, 2017	23	41
Unrealized gains on available-for-sale debt securities, net of tax expense of $- for each of the three months ended March 31, 2018 and March 31, 2017, and unrealized gains on available-for-sale equity securities, net of tax expense of $21 for the three months ended March 31, 2017	—	34
Other comprehensive income	23	75
COMPREHENSIVE INCOME	434	130
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$434	$130

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,160	$503
Restricted cash	450	234
Short-term investments	54	49
Receivables, net of allowances of $23 and $21 at March 31, 2018 and December 31, 2017, respectively	367	350
Inventories	13	14
Prepaids and other assets	136	153
Prepaid income taxes	16	24
Total current assets	2,196	1,327
Investments	174	212
Property and equipment, net	3,572	4,034
Financing receivables, net of allowances	18	19
Goodwill	154	150
Intangibles, net	305	305
Deferred tax assets	149	141
Other assets	1,419	1,384
TOTAL ASSETS	$7,987	$7,572
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$11	$11
Accounts payable	131	136
Accrued expenses and other current liabilities	466	352
Current contract liabilities	334	348
Accrued compensation and benefits	109	145
Total current liabilities	1,051	992
Long-term debt	1,439	1,440
Long-term contract liabilities	431	424
Other long-term liabilities	872	863
Total liabilities	3,793	3,719
Commitments and contingencies (see Note 12)
Redeemable noncontrolling interest in preferred shares of a subsidiary	—	10
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding at March 31, 2018 and December 31, 2017	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 47,515,803 issued and outstanding at March 31, 2018, and Class B common stock, $0.01 par value per share, 402,613,149 shares authorized, 70,496,643 shares issued and outstanding at March 31, 2018. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 48,231,149 issued and outstanding at December 31, 2017, and Class B common stock, $0.01 par value per share, 402,748,249 shares authorized, 70,753,837 shares issued and outstanding at December 31, 2017	1	1
Additional paid-in capital	906	967
Retained earnings	3,511	3,054
Accumulated other comprehensive loss	(230)	(185)
Total stockholders’ equity	4,188	3,837
Noncontrolling interests in consolidated subsidiaries	6	6
Total equity	4,194	3,843
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY	$7,987	$7,572

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$411	$55
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of real estate	(529)	—
Depreciation and amortization	83	87
Deferred income taxes	(10)	(16)
Equity losses from unconsolidated hospitality ventures	13	3
Realized losses	1	41
Working capital changes and other	85	(29)
Net cash provided by operating activities	54	141
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(97)	(111)
Proceeds from marketable securities and short-term investments	104	119
Contributions to equity method and other investments	(10)	(8)
Return of equity method and other investments	12	200
Acquisitions, net of cash acquired	—	(245)
Capital expenditures	(60)	(50)
Proceeds from sales of real estate, net of cash disposed	992	—
Other investing activities	(6)	(1)
Net cash provided by (used in) investing activities	935	(96)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	20	180
Repayments of debt	(21)	(3)
Repurchases of common stock	(75)	(348)
Proceeds from redeemable noncontrolling interest in preferred shares in a subsidiary	—	9
Repayments of redeemable noncontrolling interest in preferred shares in a subsidiary	(10)	—
Dividends paid	(18)	—
Other financing activities	(5)	(4)
Net cash used in financing activities	(109)	(166)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3)	1
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	877	(120)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—BEGINNING OF YEAR	752	573
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—END OF PERIOD	$1,629	$453

See accompanying Notes to condensed consolidated financial statements.

Supplemental disclosure of cash flow information:

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$1,160	$374
Restricted cash (1)	450	64
Restricted cash included in other assets (1)	19	15
Total cash, cash equivalents, and restricted cash	$1,629	$453

(1) Restricted cash generally represents sales proceeds pursuant to like-kind exchanges, captive insurance subsidiary requirements, debt service on bonds, escrow deposits, and other arrangements.

	Three months ended March 31,
	2018	2017
Cash paid during the period for interest	$35	$37
Cash paid during the period for income taxes	$10	$10
Non-cash investing and financing activities are as follows:
Non-cash contributions to equity method investments	$4	$—
Change in accrued capital expenditures	$1	$17

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)

1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively "Hyatt Hotels Corporation") provide hospitality and other services on a worldwide basis through the development, ownership, operation, management, franchising, and licensing of hospitality and wellness related businesses. We develop, own, operate, manage, franchise, license, or provide services to a portfolio of properties consisting of full service hotels, select service hotels, resorts, and other properties, including branded spas and fitness studios, and timeshare, fractional, and other forms of residential or vacation properties. At March 31, 2018, (i) we operated or franchised 334 full service hotels, comprising 128,893 rooms throughout the world, (ii) we operated or franchised 394 select service hotels, comprising 55,937 rooms, of which 345 hotels are located in the United States, and (iii) our portfolio included 6 franchised all inclusive Hyatt-branded resorts, comprising 2,401 rooms, and 3 destination wellness resorts, comprising 399 rooms. At March 31, 2018, our portfolio of properties operated in 58 countries around the world.
As used in these Notes and throughout this Quarterly Report on Form 10-Q, (i) the terms "Hyatt," "Company," "we," "us", or "our" mean Hyatt Hotels Corporation and its consolidated subsidiaries and (ii) the term "portfolio of properties" refers to hotels and other properties, including branded spas and fitness studios and residential vacation ownership units, that we develop, own, operate, manage, franchise, license, or provide services to, including under our Park Hyatt, Miraval, Grand Hyatt, Hyatt Regency, Hyatt, Andaz, Hyatt Centric, The Unbound Collection by Hyatt, Hyatt Place, Hyatt House, Hyatt Ziva, Hyatt Zilara, exhale, and Hyatt Residence Club brands.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. As a result, this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the "2017 Form 10-K").
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
2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Summary of Significant Accounting Policies
Our significant accounting policies are detailed in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 2 to our Consolidated Financial Statements" within the 2017 Form 10-K. Upon adoption of Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606) and Accounting Standards Update No. 2016-01 ("ASU 2016-01"), Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, our accounting policies have been updated as follows:
Revenue Recognition—Our revenues are primarily derived from the following products and services and are generally recognized when control of the product or service has transferred to the customer:

•	Owned and leased hotels revenues:

•
Owned and leased hotels revenues are derived from room rentals and services provided at our owned and leased properties and are recognized over time as rooms are occupied and when services are rendered. We present revenue net of sales, occupancy, and other taxes. Taxes collected on behalf of and remitted to governmental taxing authorities are excluded from the transaction price of the underlying products and services. In relation to the loyalty program, a portion of our owned and leased hotels revenues is deferred upon initial stay as points are earned by program members at an owned or leased hotel, and revenues are recognized upon redemption at an owned or leased hotel.

•	Management, franchise, and other fees:

•
Management fees primarily consist of a base fee, which is generally computed as a percentage of gross revenues, and an incentive fee, which is generally computed based on a hotel profitability measure. Management fees are recognized over time as services are performed. Additionally, we recognize royalty fees as owners derive value from access to Hyatt’s intellectual property ("IP"). Incentive fees may be subject to minimum annual profitability thresholds, and we recognize incentive fee revenues over time as services are rendered only to the extent that a significant reversal is not probable.

•
Franchise fees consist of an initial fee and ongoing royalty fees calculated based on a percentage of gross room revenues and, as applicable, food and beverage revenues. Royalty fees are recognized over time as franchisees derive value from the license to Hyatt's IP, including Hyatt's brand names. Initial fees are deferred and recognized over the expected customer life, which is typically the initial term of the franchise agreement.

•
Management, franchise, and other fees include license fees revenue associated with the licensing of the Hyatt brand name through our co-branded credit card program. License fee revenue is recognized over time as the licensee derives value from access to Hyatt’s brand names.

•
Net management, franchise, and other fees are reduced by the amortization of management and franchise agreement assets constituting payments to customers ("Contra Revenue"). Consideration provided to customers is recognized in other assets and amortized over the expected customer life, which is typically the initial term of the management or franchise agreement.

•	Other revenues:

•
Other revenues include revenues from the sale of promotional awards through our co-branded credit card and spa and fitness revenues from exhale. We recognize the revenue from our co-branded credit card upon the fulfillment or expiration of a card member's promotional awards. Revenue is recognized net of expenses incurred to fulfill the promotional award as we are deemed to be the agent in the transaction. Spa and fitness revenue is recognized at the point in time the products or services are provided to the customer.

•	Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties:

•
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties represent the reimbursement of costs incurred on behalf of the owners of properties. These costs relate primarily to payroll costs at managed properties where we are the employer, as well as costs associated with reservations, sales, marketing, technology (collectively, "systemwide services"), and the loyalty program operated on behalf of owners of managed and franchised properties. Hyatt is reimbursed for costs incurred based on the terms of the contracts, and revenue is recognized as the underlying performance obligations are satisfied.

Gains on Sales of Real Estate—Gains on sales of real estate are generally recognized when control of the property transfers to the buyer and recognized through gains on sales of real estate in our condensed consolidated statements of income.
Equity Method Investments—We have investments in unconsolidated hospitality ventures recorded under the equity method. These investments are an integral part of our business and are strategically and operationally important to our overall results. When we receive a distribution from an investment, we determine whether it is a return on our investment or a return of our investment based on the underlying nature of the distribution. We assess investments in unconsolidated hospitality ventures for impairment quarterly.

Debt and Equity Securities—Debt and equity securities consist of various investments, excluding equity securities classified as equity method investments:

•
Equity securities consist of interest bearing money market funds, mutual funds, common shares, and preferred shares. Equity securities with a readily determinable fair value are recorded at fair value on our condensed consolidated balance sheets based on listed market prices or dealer quotations where available. Equity investments without a readily determinable fair value are recognized at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

•
Our investments in debt securities consist of various types including preferred shares, time deposits, and fixed income securities, including U.S. government obligations, obligations of other government agencies, corporate debt, mortgage-backed and asset-backed securities, and municipal and provincial notes and bonds. Debt securities are classified as either trading, available for sale ("AFS"), or held to maturity ("HTM").

•
Trading securities—recorded at fair value based on listed market prices or dealer price quotations where available. Net gains and losses on trading securities are reflected in net gains and interest income from marketable securities held to fund rabbi trusts or other income (loss), net, depending on the nature of the investment, on our condensed consolidated statements of income.

•
AFS securities—recorded at fair value based on listed market prices or dealer price quotations, where available. Unrealized gains and losses on AFS debt securities are recognized in accumulated other comprehensive loss on our condensed consolidated balance sheets. Realized gains and losses on debt securities are recognized in other income (loss), net on our condensed consolidated statements of income.

•	HTM securities—debt security investments which we have the ability to hold until maturity and are recorded at amortized cost.
AFS and HTM debt securities are assessed for impairment quarterly.
Loyalty Program—We administer the loyalty program for the benefit of the Hyatt portfolio of properties owned, operated, managed, franchised, or licensed by us during the period of their participation in the loyalty program. The loyalty program is primarily funded through contributions from eligible revenues from loyalty program members, and the funds are used for the redemption of member awards associated with the loyalty program and payment of operating expenses.
The costs of operating the loyalty program, including the estimated cost of award redemption, are charged to the participating properties based on members' qualified expenditures. The revenues received from the properties are deferred, and revenue is recognized as loyalty points are redeemed, net of redemption expense, through revenues for the reimbursement of costs incurred on behalf of managed and franchised properties. Operating costs are expensed as incurred through costs incurred on behalf of managed and franchised properties.
We actuarially determine the amount to recognize as revenue when points are redeemed, based on statistical formulas that estimate the timing of future point redemptions based on historical experience, including an estimate of breakage for points that will not be redeemed, and an estimate of the points that will eventually be redeemed. Any revenue in excess of the anticipated future redemptions is used to fund the operational expenses of the program.
The loyalty program is financed by payments from the properties and returns on marketable securities. The program invests amounts received from the properties in marketable securities which are included in other current and noncurrent assets (see Note 4). The current and noncurrent liabilities of the loyalty program are classified as contract liabilities (see Note 3).
Adopted Accounting Standards
Revenue from Contracts with Customers—In May 2014, the Financial Accounting Standards Board ("FASB") released ASU 2014-09. ASU 2014-09 supersedes the requirements in Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for contracts with customers. Subsequently, the FASB issued several related ASUs which further clarify the application of the standard including ASU 2015-14, which delayed the effective date by one year making it effective for interim and fiscal years beginning after December 14, 2017.
We adopted ASU 2014-09, and all related ASUs, utilizing the full retrospective transition method on January 1, 2018, which required us to adjust each prior reporting period presented. The adoption of ASU 2014-09 impacts the timing of the recognition of gains on sales of real estate subject to a long-term management agreement, and the associated impact to deferred tax assets (see Note 11), the classification of Contra Revenue, and the timing of revenue recognition related to incentive fees. However, we do not expect the new standard to have a significant impact on incentive fee revenue on a full-year basis. The adoption of ASU 2014-09 also impacts the timing of revenue recognition related to the loyalty program and as a result of the change, we recorded an increase of $116 million to the contract liability related to the loyalty program as of January 1, 2018. Upon adoption of ASU 2014-09, we recognized a cumulative effect of a change in accounting principle through retained earnings, including a reclassification of $523 million related to deferred gains at January 1, 2018. We also reclassified certain management and franchise agreement assets from intangibles, net to other assets and certain current and long-term liabilities to current and long-term contract liabilities.
Financial Instruments - Recognition, Measurement, Presentation, and Disclosure—In January 2016, the FASB released ASU 2016-01. ASU 2016-01 revised the accounting for equity investments, excluding those accounted for under the equity method, and the presentation and disclosure requirements for financial instruments. ASU 2016-01 superseded the guidance to classify equity securities with readily determinable fair values into different categories (i.e., trading versus AFS) and requires all equity securities to be measured at fair value on a recurring basis unless an equity security does not have a readily determinable fair value. Equity securities without a readily determinable fair value are remeasured at fair value only in periods in which an observable price change is available or upon identification of an impairment. All changes in fair value are recognized in net income on our condensed consolidated statements of income.
On January 1, 2018, we adopted the provisions of ASU 2016-01 on a modified retrospective basis through a cumulative-effect adjustment to our opening condensed consolidated balance sheet. Upon adoption, unrealized gains of $68 million, net of tax, were reclassified from accumulated other comprehensive loss to opening retained earnings. Changes in fair value are recognized in other income (loss), net on our condensed consolidated statements of income.
Accounting for Income Taxes - Intra-Entity Asset Transfers—In October 2016, the FASB released Accounting Standards Update No. 2016-16 ("ASU 2016-16"), Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We adopted ASU 2016-16 on January 1, 2018 on a modified retrospective basis, resulting in a decrease of $4 million to retained earnings.

Statement of Cash Flows - Restricted Cash—In November 2016, the FASB released Accounting Standards Update No. 2016-18 ("ASU 2016-18"), Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-18 requires amounts generally described as restricted cash to be included within cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the condensed consolidated statements of cash flows. We adopted the provisions of ASU 2016-18 on January 1, 2018 on a retrospective basis. Upon adoption of ASU 2016-18, restricted cash of $249 million, including $15 million which is recognized within other assets on our consolidated balance sheet at December 31, 2017, is included within the beginning balance of cash and cash equivalents on our condensed consolidated statement of cash flows for the three months ending March 31, 2018. The table below summarizes the effect on our condensed consolidated statements of cash flows for the three months ended March 31, 2017:

Three Months Ended March 31,
Increase/(decrease)	2017
Operating activities	$(6)
Investing activities	(5)
Financing activities	(1)
Cash, cash equivalents, and restricted cash - beginning of year	91
Cash, cash equivalents, and restricted cash - end of period	$79
Business Combinations - Definition of a Business—In January 2017, the FASB released Accounting Standards Update No. 2017-01 ("ASU 2017-01"), Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Generally, our acquisitions of individual hotels were previously accounted for as business combinations, however, upon adoption of ASU 2017-01, there is an increased likelihood that certain acquisitions of individual hotels will be accounted for as asset acquisitions. We do not expect ASU 2017-01 to have a significant impact on our accounting for the disposition of assets as we generally account for disposals as sales of assets. We adopted ASU 2017-01 on January 1, 2018 on a prospective basis, and we will evaluate the impact of the standard on future transactions based on the relevant facts and circumstances.

The impact of the changes made to our condensed consolidated financial statements as a result of the adoption of ASU 2014-09, ASU 2016-01, and ASU 2016-16 were as follows:

	Three Months Ended March 31, 2017
	As Reported	Effect of the adoption of ASU 2014-09	As Adjusted
REVENUES:
Owned and leased hotels	$572	$(3)	$569
Management, franchise, and other fees	122	(8)	114
Amortization of management and franchise agreement assets constituting payments to customers	—	(4)	(4)
Net management, franchise, and other fees	122	(12)	110
Other revenues	22	(5)	17
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	471	(41)	430
Total revenues	1,187	(61)	1,126
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	427	(3)	424
Depreciation and amortization	91	(4)	87
Other direct costs	19	(3)	16
Selling, general, and administrative	99	—	99
Costs incurred on behalf of managed and franchised properties	471	(26)	445
Direct and selling, general, and administrative expenses	1,107	(36)	1,071
Net gains and interest income from marketable securities held to fund rabbi trusts	15	—	15
Equity losses from unconsolidated hospitality ventures	(3)	—	(3)
Interest expense	(21)	—	(21)
Other income (loss), net	40	3	43
INCOME BEFORE INCOME TAXES	111	(22)	89
PROVISION FOR INCOME TAXES	(41)	7	(34)
NET INCOME	70	(15)	55
NET INCOME AND ACCRETION ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$70	$(15)	$55
EARNINGS PER SHARE—Basic
Net income	$0.54	$(0.11)	$0.43
Net income attributable to Hyatt Hotels Corporation	$0.54	$(0.11)	$0.43
EARNINGS PER SHARE—Diluted
Net income	$0.54	$(0.12)	$0.42
Net income attributable to Hyatt Hotels Corporation	$0.54	$(0.12)	$0.42

	December 31, 2017			January 1, 2018
	As Reported	Effect of the adoption of ASU 2014-09	As Adjusted	Effect of the adoption of ASU 2016-01 and ASU 2016-16	As Adjusted
ASSETS
Investments	$211	$1	$212	$(27)	$185
Intangibles, net	683	(378)	305	—	305
Deferred tax assets	242	(101)	141	1	142
Other assets	1,006	378	1,384	22	1,406
TOTAL ASSETS	7,672	(100)	7,572	(4)	7,568
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
Accounts payable	$175	$(39)	$136	$—	$136
Accrued expenses and other current liabilities	635	(283)	352	—	352
Current contract liabilities	—	348	348	—	348
Long-term contract liabilities	—	424	424	—	424
Other long-term liabilities	1,725	(862)	863	—	863
Total liabilities	4,131	(412)	3,719	—	3,719
Retained earnings	2,742	312	3,054	64	3,118
Accumulated other comprehensive loss	(185)	—	(185)	(68)	(253)
Total equity	3,531	312	3,843	(4)	3,839
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY	7,672	(100)	7,572	(4)	7,568
The adoption of ASU 2014-09 resulted in a reclassification of $3 million from investing into operating activities related to cash outflows representing payments to customers. There were no impacts to cash provided by or used in financing activities on our condensed consolidated statements of cash flows.
Future Adoption of Accounting Standards
Leases—In February 2016, the FASB released Accounting Standards Update No. 2016-02 ("ASU 2016-02"), Leases (Topic 842). ASU 2016-02 requires lessees to record lease contracts on the balance sheet by recognizing a right-of-use asset and lease liability; the accounting for lessors remains largely unchanged. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach and are effective for interim periods and fiscal years beginning after December 15, 2018, with early adoption permitted. The real estate leases for a majority of our owned and leased hotels include contingent lease payments, which will be excluded from the impact of ASU 2016-02. We are currently evaluating the impact of adopting ASU 2016-02 and expect this ASU may have a material effect to our condensed consolidated financial statements.
Financial Instruments - Credit Losses—In June 2016, the FASB released Accounting Standards Update No. ("ASU 2016-13"), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the existing impairment model for most financial assets from an incurred loss impairment model to a current expected credit loss model, which requires an entity to recognize an impairment allowance equal to its current estimate of all contractual cash flows the entity does not expect to collect. ASU 2016-13 also requires credit losses relating to AFS debt securities to be recognized through an allowance for credit losses. The provisions of ASU 2016-13 are to be applied using a modified retrospective approach and are effective for interim periods and fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2016-13.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
We provide products and services to our customers, which include third-party hotel owners, guests at owned and leased hotels and spa and fitness centers, and a third-party partner through our co-branded credit card program. The products and services offered by us are comprised of the following performance obligations:

•	Management and Franchise Agreements:

•
License to Hyatt’s IP, including the Hyatt brand names—We receive variable consideration from third-party hotel owners in exchange for providing access to our IP, including the Hyatt brand names. The license represents a license of symbolic IP and in exchange for providing the license, Hyatt receives sales-based royalty fees. Royalty fees are generally determined based on a percentage of gross revenues for managed hotels and are generally included in the hotel management fee. Royalty fees for franchised hotels are based on a percentage of gross room revenues and, as applicable, food and beverage revenues. Fees are generally payable on a monthly basis as the third-party hotel owners derive value from access to our IP. Royalty fees are recognized over time through management, franchise, and other fees as services are rendered. Under our franchise agreements, we also receive initial fees from third-party hotel owners. The initial fees do not relate to a distinct performance obligation and, therefore, are combined with the royalty fees and recognized through management, franchise, and other fees over the expected customer life, which is typically the initial term of the agreement.

•
Systemwide services—We provide sales, reservations, technology, and marketing services on behalf of owners of managed and franchised properties. The promise to provide systemwide services is not a distinct performance obligation because it is attendant to the license of our IP. Therefore, the promise to provide systemwide services is combined with the license of our IP to form a single performance obligation. We have two accounting models depending on the terms of the agreement:

•
Cost reimbursement model—Third-party hotel owners are required to reimburse us for all costs incurred to operate the systemwide programs with no added margin. The reimbursements are recognized over time within revenues for the reimbursement of costs incurred on behalf of managed and franchised properties. We have discretion over how we spend program revenues and, therefore, we are the principal with respect to the promise to provide systemwide services. Expenses incurred related to our sales, reservations, technology, and marketing programs are recognized within costs incurred on behalf of managed and franchised properties. The reimbursement of systemwide services is billed on a monthly basis based upon an annual estimate of costs to be incurred and are recognized as revenue commensurate with incurring the cost. To the extent that actual costs vary from estimated costs, a true-up billing or refund is issued to the hotels. Any amounts collected and not yet recognized as revenues are deferred and recognized as contract liabilities. Any costs incurred in excess of revenues collected are recognized as receivables.

•
Fund model—Third-party hotel owners are invoiced a systemwide assessment fee primarily based on a percentage of hotel revenues on a monthly basis. We recognize the revenues over time as services are provided through revenues for the reimbursement of costs incurred on behalf of managed and franchised properties. We have discretion over how we spend program revenues and, therefore, we are the principal with respect to systemwide services. Expenses related to the sales, reservations, technology, and marketing programs are recognized as incurred through costs incurred on behalf of managed and franchised properties. Over time, we manage the systemwide programs to break-even, but the timing of the revenue received from the owners may not align with the timing of the expenses to operate the programs and, therefore, the difference between the revenues and expenses may impact our net income.

•
Hotel management agreement services—We provide hotel management agreement services, which form a single performance obligation that qualifies as a series, under the terms of our management agreements. In exchange for providing these services, we receive variable consideration in the form of management fees, which are comprised of base and incentive fees. Incentive fees are typically subject to the achievement of certain annual profitability targets, and therefore, we apply judgment in determining the amount of incentive fees recognized each period. Incentive fees revenue is recognized to the extent it is probable that we will not reverse a significant portion of the fees in a subsequent period. We rely on internal financial forecasts and historical trends to estimate the amount of incentive fees revenue recognized and the probability that incentive fees will reverse in the future. Generally, base management fees are due and payable on a monthly basis as services are provided, and incentive fees are due and payable based on the terms of the agreement, but at a minimum, incentive fees are billed and collected annually. Revenue is recognized over time through management, franchise, and other fees.
Under the terms of certain management agreements, primarily within the United States, we are the employer of hotel employees. When we are the employer, we are reimbursed for costs incurred related to the employee management services with no added margin, and the reimbursements are recognized over time as services are rendered within revenues for the reimbursement of costs incurred on behalf of managed and franchised properties. In jurisdictions in which we are the employer, we have discretion over how employee management services are provided and, therefore, we are the principal and revenues are recognized on a gross basis.

•
Loyalty program administration—We administer a loyalty program for the benefit of the Hyatt portfolio of properties owned, managed, franchised, or licensed by us. Under the program, members earn loyalty points that can be redeemed for future products and services. Points earned by loyalty program members represent a material right to free or discounted goods or services in the future.

The loyalty program has one performance obligation that consists of marketing and managing the program and arranging for award redemptions by members. The costs of operating the loyalty program are charged to the properties through an assessment fee based on members’ qualified expenditures. The assessment fee is billed and collected monthly, and the revenue received by the program is deferred until a member redeems points. Upon redemption of points at managed and franchised properties, we recognize the previously deferred revenue through revenues for the reimbursement of costs incurred on behalf of managed and franchised properties, net of redemption expense paid to managed and franchised hotels, as we are an agent in the transaction. We are responsible for arranging for the redemption of promotional awards, but we do not directly fulfill the award night obligation, except at owned and leased hotels. Therefore, we are the agent with respect to this performance obligation for managed and franchised hotels, and we are the principal with respect to owned hotels. When loyalty points are redeemed at owned and leased hotels, we recognize revenue through owned and leased hotels revenues on our condensed consolidated statements of income.
The revenue recognized each period includes an estimate of breakage for the loyalty points that will not be redeemed. Determining breakage involves significant judgment, and we engage third-party actuaries to estimate the ultimate redemption ratios used in the breakage calculations and to estimate the amount of revenue recognized upon redemption. Changes to the expected ultimate redemption assumptions are reflected in the current period.

•
Room rentals and other services provided at owned and leased hotels—We provide room rentals and other services to our guests, including but not limited to spa, laundry, and parking. These products and services each represent individual performance obligations and, in exchange for these services, we receive fixed amounts based on published rates or negotiated contracts. Payment is due in full at the time the services are rendered or the goods are provided. If a guest enters into a package including multiple goods or services, the fixed price is allocated to each distinct good or service based on the stand-alone selling price for each item. Revenue is recognized over time within owned and leased hotels revenues when we transfer control of the good or service to the customer. Room rental revenue is recognized on a daily basis as the guest occupies the room, and revenue related to other products and services is recognized when the product or service is provided to the guest.

Hotels commonly enter into arrangements with online travel agencies, trade associations, and other entities. As part of these arrangements, Hyatt may pay the other party a commission or rebate based on the revenue generated through that channel. The determination of whether to recognize revenues gross or net of rebates and commission is made based on the terms of each contract.
Due to the nature of our business, our fees are not significantly impacted by refunds or returns. Prepayments are refunded to hotel guests if the guest cancels within the specified time period, before any services are rendered. Refunds related to service are generally recognized as an adjustment to the transaction price at the time the hotel stay occurs or services are rendered.

•
Spa and fitness services—Exhale spa and fitness studios provide guests with spa and fitness services as well as retail products in exchange for fixed consideration. Each spa and fitness service represents an individual performance obligation. Payment is due in full and revenue is recognized at the point in time the services are rendered or the products are delivered. If a guest purchases a spa or fitness package, the fixed price is allocated to each distinct product or service based on the published stand-alone selling price for each item and revenues are recognized as the services are rendered.

•
Co-branded credit card—We have a co-branded credit card agreement with a third party and under the terms of the agreement, we have various performance obligations: granting a license to the Hyatt name, arranging for the fulfillment of points issued to cardholders through the loyalty program, and awarding cardholders with free room nights upon achievement of certain program milestones. The loyalty points and free room nights represent material rights that can be redeemed for free or discounted services in the future.

In exchange for the products and services provided, we receive fixed and variable consideration that is allocated between the performance obligations based upon the relative stand-alone selling prices. Significant judgment is involved in determining the relative stand-alone selling prices, and therefore, we engaged a third-party valuation specialist to assist us. We utilized a relief from royalty method to determine the revenue allocated to the license, which is recognized over time. We utilized observable transaction prices and adjusted market assumptions to determine the stand-alone selling price of a loyalty point and we utilized a cost plus margin approach to determine the stand-alone selling price of the free room nights. The revenues allocated to loyalty program points and free night awards are deferred and recognized upon redemption, net of redemption expenses, as we are deemed to be the agent in the transaction. We are responsible for arranging for the redemption of promotional awards, but we do not directly fulfill the award night obligation, except at owned and leased hotels. Therefore, we are the agent for managed and franchised hotels and we are the principal with respect to owned hotels. When loyalty points and free nights are redeemed at owned and leased hotels, we recognize revenue through owned and leased hotels revenues on our condensed consolidated statements of income.
We satisfy the following performance obligations over time: the license of Hyatt’s symbolic IP, hotel management agreement services, administration of the loyalty program, and the license to our brand name through our co-branded credit card agreement. Each of these performance obligations is considered a sales-based royalty or a series of distinct services, and although the activities to fulfill each of these promises may vary from day to day, the nature of each promise is the same and the customer benefits from the services every day.
For each performance obligation satisfied over time, we recognize revenue using an output method based on the value transferred to the customer. Revenue is recognized based on the transaction price and the observable outputs related to each performance obligation. We deem the following to be a faithful depiction of our progress in satisfying these performance obligations:

•	revenues and operating profits earned by the hotels during the reporting period for access to Hyatt’s IP and brand names, as they are indicative of the value third-party owners derive;

•	underlying revenues and operating profits of the hotels for the promise to provide management agreement services to the hotels;

•	award night redemptions for the administration of the loyalty program performance obligation; and

•	cardholder spend for the license to our brand name through our co-branded credit card, as it is indicative of the value our partner derives from the use of our name.
Within our management agreements, we have two performance obligations: providing a license to Hyatt’s IP and providing management agreement services. Although these constitute two separate performance obligations, both obligations represent services that are satisfied over time, and Hyatt recognizes revenue using an output method based on the performance of the hotel. Therefore, we have not allocated the transaction price between these two performance obligations as the allocation would result in the same pattern of revenue recognition.
Disaggregated Revenues
The following tables present our revenues disaggregated by the nature of the product or service:

	Three months ended March 31, 2018
Disaggregated revenue stream	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$297	$—	$—	$—	$7	$(9)	$295
Food and beverage	172	—	—	—	2	—	174
Other	38	—	—	—	8	—	46
Owned and leased hotels	507	—	—	—	17	(9)	515

Base management fees	—	49	11	7	—	(14)	53
Incentive management fees	—	13	17	10	—	(6)	34
Franchise fees	—	28	—	—	—	—	28
Other fees	—	8	2	1	1	—	12
License fees	—	—	—	—	5	—	5
Management, franchise, and other fees	—	98	30	18	6	(20)	132
Contra revenue	—	(3)	(1)	(1)	—	—	(5)
Net management, franchise, and other fees	—	95	29	17	6	(20)	127

Other revenues	—	—	—	—	9	2	11

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	420	20	16	—	—	456

Total	$507	$515	$49	$33	$32	$(27)	$1,109

	Three months ended March 31, 2017
Disaggregated revenue stream	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$326	$—	$—	$—	$6	$(9)	$323
Food and beverage	195	—	—	—	3	—	198
Other	41	—	—	—	7	—	48
Owned and leased hotels	562	—	—	—	16	(9)	569

Base management fees	—	48	9	6	—	(16)	47
Incentive management fees	—	12	14	9	—	(5)	30
Franchise fees	—	25	1	—	—	—	26
Other fees	—	5	1	1	—	—	7
License fees	—	—	—	—	4	—	4
Management, franchise, and other fees	—	90	25	16	4	(21)	114
Contra revenue	—	(3)	—	(1)	—	—	(4)
Net management, franchise, and other fees	—	87	25	15	4	(21)	110

Other revenues	13	—	—	—	2	2	17

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	401	17	12	—	—	430

Total	$575	$488	$42	$27	$22	$(28)	$1,126
Contract Balances
Our payments from customers are based on the billing terms established in our contracts. Customer billings are classified as accounts receivable when our right to consideration is unconditional. If our right to consideration is conditional on future performance under the contract, the balance is classified as a contract asset. Under the terms of our management agreements, we earn incentive management fees based on a percentage of hotel profitability. The incentive fee may be contingent on the hotel achieving certain annual profitability targets. We recognize an incentive fee receivable each month to the extent it is probable that we will not reverse a significant portion of the fees in a subsequent period. However, due to the profitability hurdles in the contract, incentive fees are considered contract assets until the risk related to the achievement of the profitability metric no longer exists. Once the annual profitability hurdle has been met, the incentive fee receivable balance will be reflected within accounts receivable.
Our contract assets were $21 million and insignificant at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, the contract assets were included in receivables, net. As our profitability hurdles are generally calculated on a full-year basis, we expect our contract asset balance to be insignificant at year-end.
Payments received in advance of performance under the contract are classified as contract liabilities and recognized as revenue as we perform under the contract.

Contract liabilities consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017	$ Change	% Change
Contract liabilities - current	$334	$348	$(14)	(4.1)%
Contract liabilities - noncurrent	431	424	7	1.9%
Total contract liabilities	$765	$772	$(7)	(0.8)%
At March 31, 2018 and December 31, 2017, the contract liabilities balances above include the following:

	March 31, 2018	December 31, 2017
Advanced deposits	$51	$59
Deferred revenue related to the loyalty program	570	561
Deferred revenue related to systemwide services	11	9
Initial fees received from franchise owners	29	27
Other deferred revenue	104	116
Total contract liabilities	$765	$772
Revenue recognized during the three months ended March 31, 2018 and March 31, 2017 included in the contract liability balance at the beginning of each year was $224 million and $215 million, respectively. This revenue was primarily related to revenue from the loyalty program, which is recognized net of redemption reimbursements paid to third parties.
Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $160 million at March 31, 2018, of which we expect to recognize approximately 45% of the revenue over the next 12 months and the remainder thereafter.
We did not estimate revenues expected to be recognized related to our unsatisfied performance obligations for the following:

•
Deferred revenue related to the loyalty program and revenue from base and incentive management fees are not included in the contracted revenue above, as the revenue is allocated to a wholly unperformed performance obligation in a series;

•	Revenues related to royalty fees as they are considered sales-based royalty fees; and

•	Revenues received for free nights granted through our co-branded credit card as the awards are required to be redeemed within 12 months.
We elected to apply the practical expedient that permits the omission of prior period information about revenue allocated to future performance obligations under ASU 2014-09.
Incremental Costs to Obtain a Contract
We did not incur significant costs to obtain a contract and generally any costs are expensed as incurred, as the amortization period would be less than one year.
4.    DEBT AND EQUITY SECURITIES
We make investments in debt and equity securities that we believe are strategically and operationally important to our business. These investments take the form of (i) equity method investments where we have the ability to significantly influence the operations of the entity, (ii) marketable securities held to fund operating programs and for investment purposes, and (iii) other types of investments.

Equity Method Investments

	March 31, 2018	December 31, 2017
Equity method investments	$174	$185
During the three months ended March 31, 2018, we sold our ownership interest in an equity method investment within our owned and leased hotels segment for which we received proceeds of $9 million. We recognized a gain of $8 million in equity losses from unconsolidated hospitality ventures on our condensed consolidated statements of income.
During the three months ended March 31, 2017, an unconsolidated hospitality venture within our owned and leased hotels segment sold a Hyatt Place hotel. We received proceeds of $4 million and recognized a gain of $2 million in equity losses from unconsolidated hospitality ventures on our condensed consolidated statements of income.
During the three months ended March 31, 2018, we recognized impairment charges of $16 million as a result of the buyout of our partner's interest in unconsolidated hospitality ventures in Brazil, which was initiated in the first quarter of 2018 and completed subsequent to March 31, 2018. The pending acquisition indicated a carrying value in excess of fair value, which was determined to be a Level Three fair value measure and was deemed other-than-temporary. Therefore, we recognized the impairment charges. During the three months ended March 31, 2017, we recognized insignificant impairment charges. These charges are recognized in equity losses from unconsolidated hospitality ventures on our condensed consolidated statements of income.
The following table presents summarized financial information for all unconsolidated hospitality ventures in which we hold an investment accounted for under the equity method:

	Three Months Ended March 31,
	2018	2017
Total revenues	$132	$274
Gross operating profit	39	78
Loss from continuing operations	(19)	(18)
Net loss	(19)	(18)
Marketable Securities
We hold marketable securities with readily determinable fair values to fund certain operating programs and for investment purposes. Additionally, we periodically transfer available cash and cash equivalents to purchase marketable securities for investment purposes.
Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value and included on our condensed consolidated balance sheets, were as follows:

	March 31, 2018	December 31, 2017
Loyalty program	$389	$403
Deferred compensation plans held in rabbi trusts (Note 8 and 10)	409	402
Captive insurance companies	111	111
Total marketable securities held to fund operating programs	$909	$916
Less current portion of marketable securities held to fund operating programs included in cash and cash equivalents, short-term investments, and prepaids and other assets	(151)	(156)
Marketable securities held to fund operating programs included in other assets	$758	$760

Net realized and unrealized gains (losses) and interest income from marketable securities held to fund the loyalty program are recognized in other income (loss), net on our condensed consolidated statements of income:

	Three Months Ended March 31,
	2018	2017
Loyalty program	$(4)	$3
Net realized and unrealized gains (losses) and interest income from marketable securities held to fund rabbi trusts are recognized in net gains and interest income from marketable securities held to fund rabbi trusts on our condensed consolidated statements of income:

	Three Months Ended March 31,
	2018	2017
Unrealized gains (losses)	$(1)	$11
Realized gains	4	4
Net gains and interest income from marketable securities held to fund rabbi trusts	$3	$15
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
Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at fair value and included on our condensed consolidated balance sheets, were as follows:

	March 31, 2018	December 31, 2017
Interest bearing money market funds	$9	$26
Time deposits	37	37
Common shares	124	131
Total marketable securities held for investment purposes	$170	$194
Less current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(46)	(63)
Marketable securities held for investment purposes included in other assets	$124	$131
During 2013, we invested in the common shares of Playa Hotels & Resorts B.V. ("Playa"), and we accounted for our common share investment as an equity method investment. In March 2017, Playa completed a business combination. Playa Hotels & Resorts N.V. ("Playa N.V.") is now publicly traded on the NASDAQ and our ownership percentage was diluted to 11.57%. As we no longer have the ability to significantly influence Playa N.V., our investment was recharacterized as an equity security with a readily determinable fair value in March 2017. The fair value of the common shares is classified as Level One in the fair value hierarchy as we are able to obtain market available pricing information. The remeasurement of our investment at fair value resulted in unrealized losses of $7 million recognized in other income (loss), net for the period ending March 31, 2018 (see Note 18). We did not sell any shares of common stock during the quarter.

Other Investments
Preferred shares—During 2013, we also invested $271 million in Playa for convertible redeemable preferred shares which were classified as an AFS debt security. The fair value of the preferred shares was:

2017
Fair value at January 1	$290
Gross unrealized losses	(54)
Realized losses (1) (Note 18)	(40)
Interest income (Note 18)	94
Cash redemption	(290)
Fair value at March 31	$—
(1) The realized losses were the result of a difference between the fair value of the initial investment and the contractual redemption price of $8.40 per share.
HTM Debt Securities—At March 31, 2018 and December 31, 2017, we held investments in HTM debt securities of $47 million, respectively, which are investments in third-party entities that own certain of our hotels and are recorded within other assets in our condensed consolidated balance sheets. The securities are mandatorily redeemable between 2020 and 2025. The amortized cost of our investments approximate fair value. We estimated the fair value of our investments using internally developed discounted cash flow models based on current market inputs for similar types of arrangements. Based upon the lack of available market data, our investments are classified as Level Three within the fair value hierarchy. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.
Equity Securities Without a Readily Determinable Fair Value—At March 31, 2018 and December 31, 2017, we had investments of $27 million in equity securities without a readily determinable fair value, which represent investments in entities where we do not have the ability to significantly influence the operations of the entity. At December 31, 2017, the securities were included in investments on our condensed consolidated balance sheets. As a result of the adoption of ASU 2016-01 on January 1, 2018, we have reclassified the investments to other assets on our condensed consolidated balance sheet at March 31, 2018.
Fair Value—We measured the following financial assets at fair value on a recurring basis:

	March 31, 2018	Cash and cash equivalents	Short-term investments	Prepaids and other assets	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest bearing money market funds	$60	$60	$—	$—	$—
Mutual funds	409	—	—	—	409
Common shares	124	—	—	—	124
Level Two - Significant Other Observable Inputs
Time deposits	50	—	40	—	10
U.S. government obligations	152	—	—	33	119
U.S. government agencies	46	—	2	6	38
Corporate debt securities	170	—	12	29	129
Mortgage-backed securities	24	—	—	5	19
Asset-backed securities	41	—	—	9	32
Municipal and provincial notes and bonds	3	—	—	1	2
Total	$1,079	$60	$54	$83	$882

	December 31, 2017	Cash and cash equivalents	Short-term investments	Prepaids and other assets	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest bearing money market funds	$75	$75	$—	$—	$—
Mutual funds	402	—	—	—	402
Common shares	131	—	—	—	131
Level Two - Significant Other Observable Inputs
Time deposits	50	—	39	—	11
U.S. government obligations	158	—	—	38	120
U.S. government agencies	47	—	2	7	38
Corporate debt securities	179	—	8	33	138
Mortgage-backed securities	25	—	—	6	19
Asset-backed securities	40	—	—	10	30
Municipal and provincial notes and bonds	3	—	—	1	2
Total	$1,110	$75	$49	$95	$891
During the three months ended March 31, 2018 and March 31, 2017, there were no transfers between levels of the fair value hierarchy. We do not have non-financial assets or non-financial liabilities required to be measured at fair value on a recurring basis.
5.    FINANCING RECEIVABLES

	March 31, 2018	December 31, 2017
Unsecured financing to hotel owners	$128	$127
Less allowance for losses	(109)	(108)
Less current portion included in receivables, net	(1)	—
Total long-term financing receivables, net of allowances	$18	$19
Allowance for Losses and Impairments—The following table summarizes the activity in our unsecured financing receivables allowance:

	2018	2017
Allowance at January 1	$108	$100
Provisions	2	2
Other adjustments	(1)	1
Allowance at March 31	$109	$103

Credit Monitoring—Our unsecured financing receivables were as follows:

	March 31, 2018
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on non-accrual status
Loans	$14	$—	$14	$—
Impaired loans (1)	59	(59)	—	59
Total loans	73	(59)	14	59
Other financing arrangements	55	(50)	5	50
Total unsecured financing receivables	$128	$(109)	$19	$109
(1) The unpaid principal balance was $44 million and the average recorded loan balance was $59 million at March 31, 2018.

	December 31, 2017
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on non-accrual status
Loans	$13	$—	$13	$—
Impaired loans (2)	59	(59)	—	59
Total loans	72	(59)	13	59
Other financing arrangements	55	(49)	6	49
Total unsecured financing receivables	$127	$(108)	$19	$108
(2) The unpaid principal balance was $44 million and the average recorded loan balance was $58 million at December 31, 2017.
Fair Value—We estimated the fair value of financing receivables, which are classified as Level Three in the fair value hierarchy, to be $19 million at March 31, 2018 and $20 million at December 31, 2017.
6.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Miraval—During the three months ended March 31, 2017, we acquired Miraval Group ("Miraval") from an unrelated third party. The transaction included the Miraval Life in Balance Spa brand, Miraval Arizona Resort & Spa in Tucson, Arizona, Travaasa Resort in Austin, Texas, and the option to acquire Cranwell Spa & Golf Resort ("Cranwell") in Lenox, Massachusetts. We subsequently exercised our option and acquired approximately 95% of Cranwell during the three months ended March 31, 2017. Total cash consideration for Miraval was $237 million, inclusive of working capital adjustments of $2 million finalized post-acquisition.

The following table summarizes the fair value of the identifiable net assets acquired in the acquisition of Miraval, which is recorded within corporate and other:

Current assets, net of cash acquired	$1
Property and equipment	172
Indefinite-lived intangibles (1)	37
Management agreement intangibles (2)	14
Goodwill (3)	21
Other definite-lived intangibles (4)	7
Total assets	$252

Current liabilities	$13
Deferred tax liabilities	3
Total liabilities	16
Total net assets acquired attributable to Hyatt Hotels Corporation	236
Total net assets acquired attributable to noncontrolling interests	1
Total net assets acquired	$237

(1) Includes an intangible attributable to the Miraval brand.
(2) Amortized over a useful life of 20 years.
(3) The goodwill, of which $10 million is deductible for tax purposes, is attributable to Miraval's reputation as a renowned provider of wellness and mindfulness experiences, the extension of the Hyatt brand beyond traditional hotel stays, and the establishment of deferred tax liabilities.
(4) Amortized over useful lives ranging from two to seven years.
In conjunction with the acquisition of Miraval, a consolidated hospitality venture for which we are the managing partner (the "Miraval Venture") issued $9 million of redeemable preferred shares to unrelated third-party investors. The preferred shares were non-voting, except as required by applicable law and certain contractual approval rights, and had liquidation preference over all other classes of securities within the Miraval Venture. The redeemable preferred shares earned a return of 12%. The shares were classified as a redeemable noncontrolling interest in preferred shares of a subsidiary, which were presented between liabilities and equity on our condensed consolidated balance sheets and carried at the redemption value. During the three months ended March 31, 2018, the preferred shares were redeemed for $10 million.
Dispositions
Grand Hyatt San Francisco, Andaz Maui at Wailea Resort, and Hyatt Regency Coconut Point Resort and Spa—During the three months ended March 31, 2018, we sold Grand Hyatt San Francisco, Andaz Maui at Wailea Resort together with adjacent land, and Hyatt Regency Coconut Point Resort and Spa to an unrelated third party as a portfolio for approximately $992 million, net of proration adjustments and closing costs, and entered into a long-term management agreement for each property upon sale. The sale resulted in a pre-tax gain of $529 million, which was recognized in gains on sales of real estate on our condensed consolidated statements of income during the three months ended March 31, 2018. The operating results and financial position of these hotels prior to the sale remain within our owned and leased hotels segment. Although we concluded the disposal of these properties does not qualify as discontinued operations, the disposal is considered to be material. Pre-tax net income attributable to the three properties during the three months ended March 31, 2018 and March 31, 2017 was $15 million and $10 million, respectively.
Like-Kind Exchange Agreements
Periodically, we enter into like-kind exchange agreements upon the disposition or acquisition of certain hotels. Pursuant to the terms of these agreements, the proceeds from the sales are placed into an escrow account administered by a qualified intermediary. The proceeds are recognized as restricted cash on our condensed consolidated balance sheets and released (i) if they are utilized as part of a like-kind exchange agreement, (ii) if we do not identify a suitable replacement property within 45 days after the agreement date, or (iii) when a like-kind exchange agreement is not completed within the remaining allowable time period.

In conjunction with the sale of Hyatt Regency Coconut Point Resort and Spa during the three months ended March 31, 2018, proceeds of $221 million were held as restricted for use in a potential like-kind exchange.
In conjunction with the sale of Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch during the year ended December 31, 2017, proceeds of $207 million were initially held as restricted for use in a potential like-kind exchange. However, we were unable to acquire the identified replacement property within the specified 180 day period and the proceeds were released in April 2018.
7.    INTANGIBLES, NET

	March 31, 2018	Weighted- average useful lives in years	December 31, 2017
Management and franchise agreement intangibles	$179	23	$178
Lease related intangibles	131	110	127
Brand and other indefinite-lived intangibles	53	—	53
Advanced bookings intangibles	9	6	9
Other definite-lived intangibles	9	11	9
	381		376
Accumulated amortization	(76)		(71)
Intangibles, net	$305		$305

	Three Months Ended March 31,
	2018	2017
Amortization expense	$3	$3
8.    OTHER ASSETS

	March 31, 2018	December 31, 2017
Marketable securities held to fund rabbi trusts (Note 4)	$409	$402
Management and franchise agreement assets constituting payments to customers (1)	390	378
Loyalty program marketable securities (Note 4)	297	298
Common shares of Playa N.V. (Note 4)	124	131
Long-term investments	129	109
Other	70	66
Total other assets	$1,419	$1,384
(1) Assets include cash consideration as well as other forms of consideration provided, such as debt repayment or performance guarantees.
9.    DEBT
Long-term debt, net of current maturities was $1,439 million and $1,440 million at March 31, 2018 and December 31, 2017, respectively.
Revolving Credit Facility—During the three months ended March 31, 2018, we refinanced our $1.5 billion senior unsecured revolving credit facility with a syndicate of lenders, extending the maturity of the facility to January 2023. During the three months ended March 31, 2018, we had borrowings of $20 million and repayments of $20 million on our revolving credit facility, resulting in no outstanding balance and an available line of credit of $1.5 billion at March 31, 2018. The weighted-average interest rate on these borrowings was 4.85% at March 31, 2018. At December 31, 2017, we had no outstanding balance.
Fair Value—We estimated the fair value of debt, excluding capital leases, which consists of $196 million of 6.875% senior notes due 2019 (the "2019 Notes"), $250 million of 5.375% senior notes due 2021 (the "2021 Notes"), $350 million of 3.375% senior notes due 2023 (the "2023 Notes"), and $400 million of 4.850% senior notes due 2026 (the "2026 Notes"), collectively referred to as the "Senior Notes," bonds, and other long-term debt. Our Senior Notes and bonds are classified as Level Two due to the use and weighting of multiple market inputs in the final price of the security. We estimated the fair value of other debt instruments using a discounted cash flow analysis based on current market inputs for similar types of arrangements. Based upon the lack of available market data, we have classified our revolving credit facility and other debt instruments as Level Three. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value.

	March 31, 2018
	Carrying value	Fair value	Quoted prices in active markets for identical assets (level one)	Significant other observable inputs (level two)	Significant unobservable inputs (level three)
Debt (1)	$1,451	$1,510	$—	$1,426	$84
(1) Excludes capital lease obligations of $13 million and unamortized discounts and deferred financing fees of $14 million.

	December 31, 2017
	Carrying value	Fair value	Quoted prices in active markets for identical assets (level one)	Significant other observable inputs (level two)	Significant unobservable inputs (level three)
Debt (2)	$1,452	$1,546	$—	$1,459	$87
(2) Excludes capital lease obligations of $13 million and unamortized discounts and deferred financing fees of $14 million.
10.    OTHER LONG-TERM LIABILITIES

	March 31, 2018	December 31, 2017
Deferred compensation plans held to fund rabbi trusts (Note 4)	$409	$402
Guarantee liabilities (Note 12)	99	104
Self-insurance liabilities (Note 12)	73	69
Deferred income taxes	64	62
Other	227	226
Total other long-term liabilities	$872	$863
11.    INCOME TAXES
The effective income tax rates for the three months ended March 31, 2018 and 2017 were 26.7% and 37.9%, respectively. Our effective tax rate decreased for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to the Tax Cuts and Jobs Act ("Tax Act") enacted on December 22, 2017, which reduced the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. This benefit is partially offset by the impact of certain U.S. disallowed expenses resulting from the Tax Act.
Our accounting for the Tax Act is incomplete because we are continuing to review information to more precisely determine the amount of foreign earnings and profits subject to U.S. tax at December 31, 2017 as well as the amount of non-U.S. income taxes paid on such earnings. Additionally, we are continuing to evaluate the impact of the Tax Act on our ability to utilize foreign tax credits in the future. As a result, we have not made any measurement period adjustments during the three months ended March 31, 2018 to our provisional estimates recognized at December 31, 2017 related to our net deferred tax revaluation, deemed repatriation tax, valuation allowance on certain foreign tax credits, or our global intangible low-tax income policy election. We expect to complete our accounting within the prescribed measurement period.
As a result of the adoption of ASU 2014-09, our deferred tax asset related to deferred gains on sales of real estate was no longer required. The reversal of this deferred tax asset was recognized through opening equity and resulted in a $52 million reduction in deferred tax expense on our full-year 2017 adjusted financial statements originally recognized as a result of the Tax Act.
Unrecognized tax benefits were $94 million at March 31, 2018 and December 31, 2017, of which $34 million and $33 million, respectively, would impact the effective tax rate, if recognized.
During the first quarter of 2017, the Internal Revenue Service ("IRS") issued a "Notice of Deficiency" for our 2009 through 2011 tax years. We disagree with the IRS' assessment as it relates to the inclusion of loyalty program contributions as taxable income to the Company. In the second quarter of 2017, we filed a petition with the U.S. Tax

Court for redetermination of the tax liability asserted by the IRS related to the loyalty program. If the IRS' position is upheld, it would result in an income tax liability of $127 million (including $31 million of estimated interest, net of federal benefit) for these tax years that would be partially offset by a deferred tax asset. Future tax benefits will be recognized at the reduced U.S. corporate income tax rate, therefore, $63 million of the liability and related interest would have an impact on the effective tax rate, if recognized. We believe we have an adequate liability recognized in connection with this matter.
12.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:
Commitments—At March 31, 2018, we are committed, under certain conditions, to lend or invest up to $445 million, net of any related letters of credit, in various business ventures.
Performance Guarantees—Certain of our contractual agreements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels.
Our most significant performance guarantee relates to four managed hotels in France that we began managing in the second quarter of 2013 ("the four managed hotels in France"), which has a term of seven years, with approximately two and one-quarter years remaining. This guarantee has a maximum cap, but does not have an annual cap. The remaining maximum exposure related to our performance guarantees at March 31, 2018 was $329 million, of which €224 million ($276 million using exchange rates at March 31, 2018) related to the four managed hotels in France.
We had total net performance guarantee liabilities of $72 million and $71 million at March 31, 2018 and December 31, 2017, respectively, which included $41 million and $45 million recognized in other long-term liabilities, $32 million and $26 million in accrued expenses and other current liabilities, and $1 million and $0 in receivables, net on our condensed consolidated balance sheets, respectively.

	The four managed hotels in France		Other performance guarantees		All performance guarantees
	2018	2017	2018	2017	2018	2017
Beginning balance, January 1	$58	$66	$13	$13	$71	$79
Amortization of initial guarantee obligation liability into income	(4)	(3)	(1)	(1)	(5)	(4)
Performance guarantee expense, net	27	26	1	—	28	26
Net payments during the period	(23)	(22)	(1)	(4)	(24)	(26)
Foreign currency exchange, net	2	2	—	—	2	2
Ending balance, March 31	$60	$69	$12	$8	$72	$77
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. At March 31, 2018 and December 31, 2017, there were no amounts recognized on our condensed consolidated balance sheets related to these performance test clauses.

Debt Repayment and Other Guarantees—We enter into various debt repayment and other guarantees in order to assist hotel owners in obtaining third-party financing or to obtain more favorable borrowing terms. Included within debt repayment and other guarantees are the following:

Property description	Maximum potential future payments	Maximum exposure net of recoverability from third parties	Other long-term liabilities recorded at March 31, 2018	Other long-term liabilities recorded at December 31, 2017	Year of guarantee expiration
Hotel property in Washington State (1), (3), (4), (5)	$215	$—	$24	$26	2020
Hotel properties in India (2), (3)	184	184	15	17	2020
Hotel property in Massachusetts (6)	107	107	1	1	2020
Hotel and residential properties in Brazil (1), (4)	98	40	4	4	various, through 2021
Hotel properties in California (1)	31	13	5	6	various, through 2021
Hotel property in Minnesota	25	25	2	2	2021
Hotel property in Arizona (1), (4)	25	—	1	1	2019
Other (1)	30	19	6	2	various, through 2022
Total	$715	$388	$58	$59
(1) We have agreements with our unconsolidated hospitality venture partner, the respective hotel owners, or other third parties to recover certain amounts funded under the debt repayment guarantee; the recoverability mechanism may be in the form of cash, financing receivable, or HTM debt security.
(2) Debt repayment guarantee is denominated in Indian rupees and translated using exchange rates at March 31, 2018. We have the contractual right to recover amounts funded from the unconsolidated hospitality venture, which is a related party. We expect our maximum exposure to be $92 million, taking into account our partner’s 50% ownership interest in the unconsolidated hospitality venture.
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
At March 31, 2018, we are not aware of, nor have we received notification that hotel owners are not current on their debt service obligations, where we have provided a debt repayment guarantee.
Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be $190 million and $177 million at March 31, 2018 and December 31, 2017, respectively. Due to the lack of readily available market data, we have classified our guarantees as Level Three in the fair value hierarchy.
Insurance—We obtain commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property, cyber risk, and other miscellaneous coverages. A portion of the risk is retained on a self-insurance basis primarily through U.S. based and licensed captive insurance companies that are wholly owned subsidiaries of Hyatt and generally insure our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Losses estimated to be paid within 12 months are $33 million and $32 million at March 31, 2018 and December 31, 2017, respectively, and are classified within accrued expenses and other current liabilities on our condensed consolidated balance sheets, while losses expected to be payable in future periods are $73 million and $69 million at March 31, 2018 and

December 31, 2017, respectively, and are included in other long-term liabilities on our condensed consolidated balance sheets. At March 31, 2018, standby letters of credit of $9 million were issued to provide collateral for the estimated claims, which are guaranteed by us.
Collective Bargaining Agreements—At March 31, 2018, approximately 25% of our U.S. based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union sponsored multi-employer pension and health plans pursuant to agreements between us and various unions. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety Bonds—Surety bonds issued on our behalf were $25 million at March 31, 2018 and primarily relate to workers’ compensation, taxes, licenses, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at March 31, 2018 were $307 million, which relate to our ongoing operations, hotel properties under development in the U.S., including one unconsolidated hospitality venture, collateral for estimated insurance claims, and securitization of our performance under our debt repayment guarantee associated with the hotel properties in India, which is only called upon if we default on our guarantee. The letters of credit outstanding do not reduce the available capacity under our revolving credit facility (see Note 9).
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
In conjunction with financing obtained for our unconsolidated hospitality ventures, certain managed hotels, and other properties, we may provide standard indemnifications to the lender for loss, liability, or damage occurring as a result of our actions or actions of the other unconsolidated hospitality venture partners, respective hotel owners, or other third parties.
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

On April 18, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We plan to appeal this decision and do not believe a loss is probable, therefore, we have not recognized a liability in connection with this matter. Our maximum exposure is not expected to exceed $17 million.

13.    EQUITY

	Stockholders' equity	Noncontrolling interests in consolidated subsidiaries	Total equity
Balance at January 1, 2018	$3,833	$6	$3,839
Net income attributable to Hyatt Hotels Corporation	411	—	411
Other comprehensive income	23	—	23
Repurchase of common stock	(75)	—	(75)
Dividends	(18)	—	(18)
Employee stock plan issuance	1	—	1
Share-based payment activity	13	—	13
Balance at March 31, 2018	$4,188	$6	$4,194

	Stockholders' equity	Noncontrolling interests in consolidated subsidiaries	Total equity
Balance at January 1, 2017 (a)	$4,075	$5	$4,080
Net income attributable to Hyatt Hotels Corporation	55	—	55
Other comprehensive income	75	—	75
Contributions from noncontrolling interests	—	1	1
Repurchase of common stock	(348)	—	(348)
Employee stock plan issuance	1	—	1
Share-based payment activity	13	—	13
Balance at March 31, 2017	$3,871	$6	$3,877
(a) Balances have been adjusted for the adoption of ASU 2014-09 with an opening adjustment to retained earnings of $172 million.

Accumulated Other Comprehensive Loss

	Balance at January 1, 2018	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at March 31, 2018
Foreign currency translation adjustments	$(243)	$23	$—	$(220)
Unrecognized pension cost	(7)	—	—	(7)
Unrealized losses on derivative instruments	(3)	—	—	(3)
Accumulated other comprehensive income (loss)	$(253)	$23	$—	$(230)

	Balance at January 1, 2017	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at March 31, 2017
Foreign currency translation adjustments	$(299)	$41	$—	$(258)
Unrealized gains on AFS securities	33	34	—	67
Unrecognized pension cost	(7)	—	—	(7)
Unrealized losses on derivative instruments	(4)	—	—	(4)
Accumulated other comprehensive income (loss)	$(277)	$75	$—	$(202)

Share Repurchase—During 2017 and 2016, our board of directors authorized the repurchase of up to $1,250 million and $500 million, respectively, of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices we deem appropriate and subject to market conditions, applicable law, and other factors deemed relevant in our sole discretion. The common stock repurchase program applies to our Class A common stock and our Class B common stock. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time.
During the three months ended March 31, 2018, we repurchased 1,209,987 shares of common stock, including 244,260 shares representing the settlement of an accelerated share repurchase program entered into during the fourth quarter of 2017 ("November 2017 ASR"). The shares of common stock were repurchased at a weighted-average price of $76.89 per share and an aggregate purchase price of $95 million, excluding related insignificant expenses. The aggregate purchase price includes $20 million of shares delivered in the settlement of the November 2017 ASR in 2018, for which payment was made during 2017. Total shares repurchased during the three months ended March 31, 2018 represented approximately 1% of our total shares of common stock outstanding at December 31, 2017.
In March 2017, we entered into an accelerated share repurchase program ("March 2017 ASR"). Under the March 2017 ASR, we paid $300 million and received an initial delivery of 4,596,822 shares, which were repurchased at a price of $52.21 per share during the three months ended March 31, 2017. This initial delivery of shares represented the minimum number of shares that we may receive under the agreement and was accounted for as a reduction to stockholders' equity on the condensed consolidated balance sheets. The remaining shares that had yet to be delivered at March 31, 2017, totaling $60 million, were accounted for as an equity-classified forward contract. The initial delivery of shares resulted in a reduction in the weighted-average common shares calculation for basic and diluted earnings per share. See Note 17. The March 2017 ASR was settled in the third quarter of 2017 for 796,847 shares.
During the three months ended March 31, 2017, we repurchased 5,480,636 shares of common stock, including shares repurchased pursuant to the March 2017 ASR. The shares of common stock were repurchased at a weighted-average price of $52.48 per share for an aggregate purchase price of $288 million, excluding related insignificant expenses. The shares repurchased during the three months ended March 31, 2017 represented approximately 4% of our total shares of common stock outstanding at December 31, 2016.

The shares of Class A common stock repurchased on the open market were retired and returned to the status of authorized and unissued shares. At March 31, 2018, we had $788 million remaining under the share repurchase authorization.
Dividend—On February 14, 2018, our board of directors declared a cash dividend of $0.15 per share for the first quarter of 2018, which was paid on March 29, 2018 to Class A and Class B shareholders of record on March 22, 2018.
14.    STOCK-BASED COMPENSATION
As part of our Long-Term Incentive Plan, we award Stock Appreciation Rights ("SARs"), Restricted Stock Units ("RSUs"), and Performance Share Units ("PSUs") to certain employees. Compensation expense and unearned compensation presented below exclude amounts related to employees of our managed hotels and other employees whose payroll is reimbursed, as this expense has been and will continue to be reimbursed by our third-party hotel owners and is recognized within revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and costs incurred on behalf of managed and franchised properties on our condensed consolidated statements of income. Stock-based compensation expense included in selling, general, and administrative expense on our condensed consolidated statements of income related to these awards was as follows:

	Three Months Ended March 31,
	2018	2017
SARs	$8	$8
RSUs	9	8
PSUs	1	—
Total	$18	$16
SARs—During the three months ended March 31, 2018, we granted 465,842 SARs to employees with a weighted-average grant date fair value of $21.13. During the three months ended March 31, 2017, we granted 605,601 SARs to employees with a weighted-average grant date fair value of $16.35.
RSUs— During the three months ended March 31, 2018, we granted 258,085 RSUs to employees with a weighted-average grant date fair value of $80.00. During the three months ended March 31, 2017, we granted 416,215 RSUs to employees with a weighted-average grant date fair value of $52.65.
PSUs—During the three months ended March 31, 2018, we granted 89,441 PSUs to our executive officers, with a weighted-average grant date fair value of $82.10. The performance period applicable to such PSUs is a three year period beginning January 1, 2018 and ending December 31, 2020. During the three months ended March 31, 2017, we granted 102,115 PSUs to our executive officers, with a weighted-average grant date fair value of $52.65.
Our total unearned compensation for our stock-based compensation programs at March 31, 2018 was $5 million for SARs, $21 million for RSUs, and $10 million for PSUs, which will primarily be recognized in stock-based compensation expense over a weighted-average period of three years with respect to SARs and RSUs, and two years with respect to PSUs.
15.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Legal Services—A partner in a law firm that provided services to us throughout the three months ended March 31, 2018 and March 31, 2017, is the brother-in-law of our Executive Chairman. We incurred $1 million and insignificant legal fees with this firm during the three months ended March 31, 2018 and March 31, 2017, respectively. At March 31, 2018 and December 31, 2017, we had $1 million and insignificant amounts due to the law firm, respectively.
Equity Method Investments—We have equity method investments in entities that own properties for which we receive management or franchise fees. We recognized fees of $4 million and $6 million for the three months ended March 31, 2018 and March 31, 2017, respectively. At March 31, 2018 and December 31, 2017, we had receivables due from these properties of $11 million, respectively. In addition, in some cases we provide loans (see Note 5) or guarantees (see Note 12) to these entities. During each of the three months ended March 31, 2018 and

March 31, 2017, we recognized income related to these guarantees of $1 million. Our ownership interest in these unconsolidated hospitality ventures varies from 24% to 72%. See Note 4 for further details regarding these investments.
Class B Share Conversion—During the three months ended March 31, 2018 and March 31, 2017, 257,194 shares and 539,370 shares, respectively, of Class B common stock were converted on a share-for-share basis into shares of our Class A common stock, $0.01 par value per share. A portion of the shares of Class B common stock that were converted into shares of Class A common stock were retired during the three months ended March 31, 2018 and the remaining will be retired subsequent to March 31, 2018, thereby reducing the shares of Class B common stock authorized and outstanding.
16.    SEGMENT INFORMATION
Our reportable segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker ("CODM") to assess performance and make decisions regarding the allocation of resources. Our CODM is our President and Chief Executive Officer. We define our reportable segments as follows:

•
Owned and leased hotels—This segment derives its earnings from owned and leased hotel properties located predominantly in the United States but also in certain international locations and for purposes of segment Adjusted EBITDA, includes our pro rata share of the Adjusted EBITDA of our unconsolidated hospitality ventures, based on our ownership percentage of each venture. Adjusted EBITDA includes intercompany expenses related to management fees paid to the Company's management and franchising segments, which are eliminated in consolidation. Intersegment revenues relate to promotional award redemptions earned by our owned and leased hotels related to our co-branded credit card and revenues that are deferred under the loyalty program for stays at our owned and leased hotels and are eliminated in consolidation.

•
Americas management and franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our portfolio of brands to franchisees located in the United States, Latin America, Canada, and the Caribbean. This segment's revenues also include the reimbursement of costs incurred on behalf of managed and franchised properties. These costs relate primarily to payroll costs at managed properties where the Company is the employer, as well as costs associated with reservations, sales, marketing, technology, and the loyalty program operated on behalf of owners of managed and franchised properties. The intersegment revenues relate to management fees earned from the Company's owned hotels and are eliminated in consolidation.

•
ASPAC management and franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our portfolio of brands to franchisees located in Southeast Asia, Greater China, Australia, South Korea, Japan, and Micronesia. This segment's revenues also include the reimbursement of costs incurred on behalf of managed and franchised properties. These costs relate primarily to reservations, sales, marketing, technology, and the loyalty program operated on behalf of owners of managed and franchised properties. The intersegment revenues relate to management fees earned from the Company’s owned hotels and are eliminated in consolidation.

•
EAME/SW Asia management and franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our portfolio of brands to franchisees located in Europe, Africa, the Middle East, India, Central Asia, and Nepal. This segment's revenues also include the reimbursement of costs incurred on behalf of managed and franchised properties. These costs relate primarily to reservations, sales, marketing, technology, and the loyalty program operated on behalf of owners of managed and franchised properties. The intersegment revenues relate to management fees earned from the Company’s owned hotels and are eliminated in consolidation.

Our CODM evaluates performance based on owned and leased hotels revenues, management, franchise, and other fees revenues, and Adjusted EBITDA. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro rata share of unconsolidated hospitality ventures Adjusted EBITDA based on our ownership percentage of each venture, adjusted to exclude interest expense; provision for income taxes; depreciation and amortization; Contra Revenue; revenues for the reimbursement of costs incurred on behalf of managed and franchised properties; costs incurred on behalf of managed and franchised properties; equity earnings (losses) from unconsolidated hospitality ventures;

stock-based compensation expense; gains (losses) on sales of real estate; asset impairments; and other income (loss), net.

Effective January 1, 2018, we made two modifications to our definition of Adjusted EBITDA with the implementation of ASU 2014-09. Our definition has been updated to exclude Contra Revenue which was previously recognized as amortization expense. As this is strictly a matter of financial presentation, we have excluded Contra Revenue in order to be consistent with our prior treatment and to reflect the way in which we manage our business. We have also excluded revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and costs incurred on behalf of managed and franchised properties. These revenues and costs previously netted to zero within Adjusted EBITDA. Under ASU 2014-09, the recognition of certain revenue differs from the recognition of related costs, creating timing differences that would otherwise impact Adjusted EBITDA. We have not changed our management of these revenues or expenses, nor do we consider these timing differences to be reflective of our core operations. These changes reflect how our CODM evaluates each segment’s performance and also facilitate comparison with our competitors. We have applied this change to 2017 historical results to allow for comparability between the periods presented.

The table below shows summarized consolidated financial information by segment. Included within corporate and other are the results of Miraval, exhale, Hyatt Residence Club license fees, results related to our co-branded credit card, and unallocated corporate expenses.

	Three Months Ended March 31,
	2018	2017
Owned and leased hotels
Owned and leased hotels revenues	$507	$562
Other revenues	—	13
Intersegment revenues (a)	9	9
Adjusted EBITDA	113	142
Depreciation and amortization	68	74
Americas management and franchising
Management, franchise, and other fees revenues	98	90
Contra revenue	(3)	(3)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	420	401
Intersegment revenues (a)	18	19
Adjusted EBITDA	87	76
Depreciation and amortization	4	2
ASPAC management and franchising
Management, franchise, and other fees revenues	30	25
Contra revenue	(1)	—
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	20	17
Intersegment revenues (a)	—	—
Adjusted EBITDA	18	15
Depreciation and amortization	—	—
EAME/SW Asia management and franchising
Management, franchise, and other fees revenues	18	16
Contra revenue	(1)	(1)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	16	12
Intersegment revenues (a)	2	2
Adjusted EBITDA	10	8
Depreciation and amortization	—	—
Corporate and other
Revenues	32	22
Intersegment revenues (a)	(2)	(2)
Adjusted EBITDA	(29)	(28)
Depreciation and amortization	11	11
Eliminations
Revenues (a)	(27)	(28)
Adjusted EBITDA	3	5
TOTAL
Revenues	$1,109	$1,126
Adjusted EBITDA	202	218
Depreciation and amortization	83	87

(a)	Intersegment revenues are included in management, franchise, and other fees revenues, owned and leased hotels revenues, and other revenues and eliminated in Eliminations.

The table below provides a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to our consolidated Adjusted EBITDA:

	Three Months Ended March 31,
	2018	2017
Net income attributable to Hyatt Hotels Corporation	$411	$55
Interest expense	19	21
Provision for income taxes	150	34
Depreciation and amortization	83	87
EBITDA	663	197
Contra revenue	5	4
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(456)	(430)
Costs incurred on behalf of managed and franchised properties	460	445
Equity losses from unconsolidated hospitality ventures	13	3
Stock-based compensation expense (Note 14)	18	16
Gains on sales of real estate (Note 6)	(529)	—
Other (income) loss, net (Note 18)	18	(43)
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	10	26
Adjusted EBITDA	$202	$218

17.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, are as follows:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$411	$55
Net income and accretion attributable to noncontrolling interests	—	—
Net income attributable to Hyatt Hotels Corporation	$411	$55
Denominator:
Basic weighted average shares outstanding	118,652,054	129,746,644
Share-based compensation	2,126,296	1,250,891
Diluted weighted average shares outstanding	120,778,350	130,997,535
Basic Earnings Per Share:
Net income	$3.47	$0.43
Net income and accretion attributable to noncontrolling interests	—	—
Net income attributable to Hyatt Hotels Corporation	$3.47	$0.43
Diluted Earnings Per Share:
Net income	$3.40	$0.42
Net income and accretion attributable to noncontrolling interests	—	—
Net income attributable to Hyatt Hotels Corporation	$3.40	$0.42
The computations of diluted net income per share for the three months ended March 31, 2018 and March 31, 2017 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs, RSUs, and an equity-classified forward contract because they are anti-dilutive.

	Three Months Ended March 31,
	2018	2017
SARs	—	39,200
RSUs	200	—
Equity-classified forward contract under the March 2017 ASR	—	26,800
18.    OTHER INCOME (LOSS), NET

	Three Months Ended March 31,
	2018	2017
Interest income (Note 4)	$5	$97
Depreciation recovery	5	6
Performance guarantee liability amortization (Note 12)	5	4
Debt repayment guarantee liability amortization (Note 12)	3	3
Pre-condemnation income	2	—
Realized losses (Note 4)	(1)	(41)
Unrealized (losses) gains (Note 4)	(12)	1
Performance guarantee expense, net (Note 12)	(28)	(26)
Other, net	3	(1)
Other income (loss), net	$(18)	$43

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, financial performance, the amount by which the Company intends to reduce its real estate asset base, and the anticipated timeframe for such asset dispositions, prospects, or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance, or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would," and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the SEC, including our Annual Report on Form 10-K; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; limited visibility with respect to future bookings; loss of key personnel; hostilities, or fear of hostilities, including future terrorist attacks, that affect travel; travel-related accidents; natural or man-made disasters such as earthquakes, tsunamis, tornadoes, hurricanes, floods, wildfires, oil spills, nuclear incidents, and global outbreaks of pandemics or contagious diseases or fear of such outbreaks; our ability to successfully achieve certain levels of operating profits at hotels that have performance guarantees in favor of our third-party owners; the impact of hotel renovations and redevelopments; risks associated with our capital allocation plans and common stock repurchase program and other forms of shareholder capital returns, including the risk that our common stock repurchase program could increase volatility and fail to enhance shareholder value; our intention of pay a quarterly cash dividend and the amounts thereof, if any; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through Internet travel intermediaries; changes in the tastes and preferences of our customers, including the entry of new competitors in the lodging business; relationships with colleagues and labor unions and changes in labor laws; the financial condition of, and our relationships with, third-party property owners, franchisees, and hospitality venture partners; the possible inability of our third-party owners, franchisees, or development partners to access capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions and the introduction of new brand concepts; the timing of acquisitions and dispositions; failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals); our ability to successfully execute on our strategy to reduce our real estate asset base within targeted timeframes and at expected values; declines in the value of our real estate assets; unforeseen terminations of our management or franchise agreements; changes in federal, state, local, or foreign tax law; the impact of changes in the tax code as a result of recent U.S. federal income tax reform and uncertainty as to how some of those changes may be applied; increases in interest rates and operating costs; foreign exchange rate fluctuations or currency restructurings; lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access such markets; changes in the competitive environment in our industry, including as a result of industry consolidation, and the markets where we operate; our ability to successfully grow the World of Hyatt loyalty platform and the level of acceptance of the program by our guests; cyber incidents and information technology failures; outcomes of legal or administrative proceedings; and violations of regulations or laws related to our franchising business. These factors are not necessarily all of the important factors that could cause our actual results, performance, or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our business, financial condition, results of operations, or cash flows. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions, or changes in other factors affecting forward-looking statements, except to the extent required by applicable law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and accompanying Notes, which appear elsewhere in this Quarterly Report on Form 10-Q.

Executive Overview
We provide hospitality and other services on a worldwide basis through the development, ownership, operation, management, franchising, and licensing of hospitality and wellness related businesses. We develop, own, operate, manage, franchise, license, or provide services to a portfolio of properties consisting of full service hotels, select service hotels, resorts, and other properties, including branded spas and fitness studios, and timeshare, fractional, and other forms of residential or vacation properties.
At March 31, 2018, our worldwide hotel portfolio consisted of 728 full and select service hotels (184,830 rooms), including:

•	311 managed properties (101,594 rooms), all of which we operate under management agreements with third-party property owners;

•	355 franchised properties (58,715 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	28 owned properties (14,376 rooms) (including 1 consolidated hospitality venture), 1 capital leased property (171 rooms), and 6 operating leased properties (2,069 rooms), all of which we manage; and

•	23 managed properties and 4 franchised properties owned or leased by unconsolidated hospitality ventures (7,905 rooms).
Our worldwide property portfolio also included:

•	3 destination wellness resorts (399 rooms), all of which we own and operate (including 1 consolidated hospitality venture);

•	6 all inclusive resorts (2,401 rooms), all of which are owned by a third party in which we hold common shares and which operates the resorts under franchise agreements with us;

•	16 vacation ownership properties under the Hyatt Residence Club brand and operated by third parties; and

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
We report our consolidated operations in U.S. dollars. Amounts are reported in millions, unless otherwise noted. Percentages may not recompute due to rounding and percentage changes that are not meaningful are presented as "NM". Constant currency disclosures throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are non-GAAP measures. See "—Non-GAAP Measures" for further discussion of constant currency disclosures. We manage our business within four reportable segments as described below:

•
Owned and leased hotels, which consists of our owned and leased full service and select service hotels, and for purposes of segment Adjusted EBITDA, our pro rata share of the Adjusted EBITDA of our unconsolidated hospitality ventures, based on our ownership percentage of each venture;

•	Americas management and franchising, which consists of our management and franchising of properties located in the United States, Latin America, Canada, and the Caribbean;

•	ASPAC management and franchising, which consists of our management and franchising of properties located in Southeast Asia, Greater China, Australia, South Korea, Japan, and Micronesia; and

•	EAME/SW Asia management and franchising, which consists of our management and franchising of properties located in Europe, Africa, the Middle East, India, Central Asia, and Nepal.
Within corporate and other, we include the results of Miraval and exhale, Hyatt Residence Club license fees, results from our co-branded credit card, and unallocated corporate expenses. The results of our owned Miraval resorts are reported in owned and leased hotels revenues and owned and leased hotels expenses on our condensed consolidated statements of income. See Part I, Item 1 "Financial Statements—Note 16 to the Condensed Consolidated Financial Statements" for further discussion of our segment structure.
During the three months ended March 31, 2018, we entered into the following key transactions:

•
sold Grand Hyatt San Francisco, Andaz Maui at Wailea Resort, and Hyatt Regency Coconut Point Resort and Spa to an unrelated third party as a portfolio for a net sales price of approximately $992 million;

•	returned capital to our shareholders through our first quarter dividend payment of $18 million and share repurchases of approximately $75 million; and

•	refinanced our $1.5 billion senior unsecured revolving credit facility, extending the maturity of the facility to January 2023.
Our financial performance for the quarter ended March 31, 2018 reflects an increase in net income attributable to Hyatt Hotels Corporation of $356 million compared to the quarter ended March 31, 2017 driven primarily by the $529 million gain on the sale of Grand Hyatt San Francisco, Andaz Maui at Wailea Resort, and Hyatt Regency Coconut Point Resort and Spa. Consolidated revenues decreased $17 million, or 1.5% ($28 million or 2.5%, excluding the impact of currency), during the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017.
Owned and leased hotels revenues for the quarter ended March 31, 2018 decreased $54 million compared to the quarter ended March 31, 2017, driven primarily by disposition activity in 2017 and 2018, partially offset by net favorable currency impact of $9 million.
Our management, franchise, and other fees for the quarter ended March 31, 2018 increased $18 million compared to the quarter ended March 31, 2017, which was spread across our reportable segments and included a net favorable currency impact of $2 million.
Our consolidated Adjusted EBITDA for the quarter ended March 31, 2018 decreased $16 million compared to the first quarter of 2017, which included $3 million net favorable currency impact. The decrease was driven primarily by our owned and leased hotels segment which decreased $29 million due to the disposition activity in 2017 and 2018, partially offset by our Americas management and franchising segment which increased $11 million. See "—Non-GAAP Measures" for an explanation of how we utilize Adjusted EBITDA, why we present it, and material limitations on its usefulness, as well as a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA.
Hotel Chain Revenue per Available Room ("RevPAR") Statistics.

		RevPAR
		Three Months Ended March 31,
(Comparable locations)	Number of comparable hotels (1)	2018	2017	Change	Change (in constant $)
Systemwide hotels	650	$135	$128	6.0%	4.3%
Owned and leased hotels	34	$171	$165	3.5%	1.6%
Americas full service hotels	162	$153	$148	3.2%	3.1%
Americas select service hotels	324	$103	$100	3.7%	3.6%
ASPAC full service hotels	77	$153	$136	12.0%	6.7%
ASPAC select service hotels	5	$68	$53	28.4%	17.7%
EAME/SW Asia full service hotels	70	$127	$113	13.0%	7.0%
EAME/SW Asia select service hotels	12	$68	$60	12.7%	6.1%
(1) The number of comparable hotels presented above includes owned and leased hotels.
Systemwide RevPAR increased 4.3% during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, driven by improved transient average daily rate ("ADR") and demand in the Americas and ASPAC as well as increased group ADR and demand in ASPAC and EAME/SW Asia. Systemwide group revenue improved compared to 2017 as a result of higher demand. Group revenue booked in 2018 for stays in 2018 and stays in future years each increased compared to the same period last year. RevPAR related to owned and leased hotels improved due to increased transient demand, specifically in the United States and Europe. See "—Segment Results" for discussion of RevPAR by segment.
Results of Operations
Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017
Discussion on Consolidated Results
For additional information regarding our consolidated results, please also refer to our condensed consolidated statements of income included in this quarterly report. The impact from our investments in marketable securities held to fund our deferred compensation plans through rabbi trusts were recorded on the various financial statement line items discussed below and have no impact on net income.
Owned and leased hotels revenues.

	Three Months Ended March 31,
	2018	2017	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$430	$414	$16	3.9%	$8
Non-comparable owned and leased hotels revenues	85	155	(70)	(45.0)%	1
Total owned and leased hotels revenues	$515	$569	$(54)	(9.4)%	$9

Owned and leased hotels revenues decreased for the three months ended March 31, 2018, compared to the same period in prior year, driven by non-comparable owned and leased hotels revenues related to dispositions, partially offset by increased operating results of certain comparable owned and leased hotels, particularly in the United States and Europe. See "—Segment Results" for further discussion of owned and leased hotels revenues.
Management, franchise, and other fees revenues.

	Three Months Ended March 31,
	2018	2017	Better / (Worse)
Base management fees	$53	$47	$6	12.2%
Incentive management fees	34	30	4	13.5%
Franchise fees	28	26	2	9.9%
Other fee revenues	17	11	6	49.0%
Management, franchise, and other fees	$132	$114	$18	15.7%

	Three Months Ended March 31,
	2018	2017	Better / (Worse)
Management, franchise, and other fees	$132	$114	$18	15.7%
Contra revenue	(5)	(4)	(1)	(18.5)%
Net management, franchise, and other fees	$127	$110	$17	15.6%

The increase in management, franchise, and other fees, which included a $2 million net favorable currency impact for the three months ended March 31, 2018, compared to the same period in the prior year, was driven primarily by increases in management fees across all reportable segments and higher franchise fees in the Americas management and franchising segment due to new hotel openings and improved performance. Additionally, other fees increased driven by legal settlement proceeds related to a franchise agreement termination for an unopened property in the Americas. See "—Segment Results" for further discussion.
Other revenues.    Other revenues decreased $6 million during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, driven by the 2017 sales of villas at Andaz Maui at Wailea Resort of $13 million, partially offset by the acquisition of exhale.

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Three Months Ended March 31,
	2018	2017	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$456	$430	$26	6.0%
Less: rabbi trust impact	(2)	(7)	5	75.4%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$454	$423	$31	7.3%

Excluding the impact of rabbi trust, revenues for the reimbursement of costs incurred on behalf of managed and franchised properties increased during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, driven by the growth of our full and select service managed and franchised portfolio, specifically higher reimbursements for increased payroll and related costs.
Owned and leased hotels expense.

	Three Months Ended March 31,
	2018	2017	Better / (Worse)
Comparable owned and leased hotels expense	$326	$317	$(9)	(2.9)%
Non-comparable owned and leased hotels expense	58	104	46	44.8%
Rabbi trust impact	—	3	3	75.4%
Total owned and leased hotels expense	$384	$424	$40	9.3%

The decrease in owned and leased hotels expense, which included $8 million net unfavorable currency impact, during the three months ended March 31, 2018, compared to the same period in the prior year, was driven primarily by a decrease in non-comparable owned and leased hotels expense related to dispositions. The decrease was partially offset by an increase in comparable owned and leased hotels expense driven primarily by increased payroll and related costs.
Depreciation and amortization expense.    Depreciation and amortization decreased $4 million during the three months ended March 31, 2018, compared to the same period in the prior year, driven primarily by dispositions in 2017 and 2018. The decrease was partially offset by additional depreciation recognized due to accelerated depreciation related to renovations at certain of our owned hotels. A portion of the depreciation related primarily to technology projects is recovered from our managed and franchised hotels and the corresponding recovery is included in other income (loss), net on our condensed consolidated statements of income.
Other direct costs.    Other direct costs decreased $8 million during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, driven by the 2017 sales of villas at Andaz Maui at Wailea Resort of $13 million, partially offset by the acquisition of exhale.
Selling, general, and administrative expenses.

	Three Months Ended March 31,
	2018	2017	Change
Selling, general, and administrative expenses	$95	$99	$(4)	(3.0)%
Less: rabbi trust impact	(3)	(12)	9	77.6%
Less: stock-based compensation expense	(18)	(16)	(2)	(12.7)%
Adjusted selling, general, and administrative expenses	$74	$71	$3	6.0%

Adjusted selling, general, and administrative expenses exclude the impact of expenses related to deferred compensation plans funded through rabbi trusts and stock-based compensation expense. Adjusted selling, general, and administrative expenses, as we define it, is a non-GAAP measure. See "—Non-GAAP Measures" for further discussion of Adjusted selling, general, and administrative expenses.

Adjusted selling, general, and administrative expenses increased during the three months ended March 31, 2018, compared to the same period in 2017, driven primarily by a $6 million increase in payroll and related costs, including severance charges and the acquisition of exhale, partially offset by a recovery of $1 million for legal fees related to the aforementioned legal settlement.
Costs incurred on behalf of managed and franchised properties.

	Three Months Ended March 31,
	2018	2017	Change
Costs incurred on behalf of managed and franchised properties	$460	$445	$15	3.2%
Less: rabbi trust impact	(2)	(7)	5	75.4%
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$458	$438	$20	4.4%

Excluding the impact of rabbi trust, costs incurred on behalf of managed and franchised properties increased during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, driven by the aforementioned increase in payroll and related costs. The increase was partially offset by decreased expenses incurred within certain funds compared to the same period in prior year.
Net gains and interest income from marketable securities held to fund rabbi trusts.

	Three Months Ended March 31,
	2018	2017	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$3	$12	$(9)	(77.6)%
Rabbi trust impact allocated to owned and leased hotels expense	—	3	(3)	(75.4)%
Net gains and interest income from marketable securities held to fund rabbi trusts	$3	$15	$(12)	(77.2)%

Equity losses from unconsolidated hospitality ventures.

	Three Months Ended March 31,
	2018	2017	Better / (Worse)
Equity losses from unconsolidated hospitality ventures	$(13)	$(3)	$(10)	(360.9)%

The increase in equity losses during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was attributable to the following:

•
$16 million increase due to impairment charges related to unconsolidated hospitality ventures in Brazil. See Part I, Item 1 "Financial Statements—Note 4 to the Condensed Consolidated Financial Statements"; and

•	$2 million increase as 2017 included a gain on sale of a hotel by an unconsolidated hospitality venture.
The aforementioned increase in losses was partially offset by an $8 million gain recognized on the sale of our interest in an unconsolidated hospitality venture in 2018.
Interest expense.    Interest expense decreased $2 million during the three months ended March 31, 2018, compared to the same period in the prior year, driven by an outstanding balance on our revolving line of credit during the first quarter of 2017.
Gains on sales of real estate.    During the three months ended March 31, 2018, we recognized a $529 million pre-tax gain related to the sales of Grand Hyatt San Francisco, Andaz Maui at Wailea Resort, and Hyatt Regency Coconut Point Resort and Spa.

Other income (loss), net.    Other income (loss), net decreased $61 million during the three months ended March 31, 2018, compared to the same period in the prior year, driven primarily by the following:

•	$94 million of interest income and $40 million of realized losses recognized in 2017 related to the redemption of our preferred shares in Playa; and

•
$13 million decrease due to unrealized losses on marketable securities due in part to the adoption of ASU 2016-01. See Part I, Item 1 "Financial Statements—Note 18 to the Condensed Consolidated Financial Statements."

Subsequent to March 31, 2018, we accelerated our funding of the final tranche of our commitment for an investment in an equity security. If the entity continues to experience cash flow shortfalls or other events occur in the future, we may be required to record an impairment charge in a future period. The investment balance at March 31, 2018 was $18 million.
Provision for income taxes.

	Three Months Ended March 31,
	2018	2017	Better / (Worse)
Income before income taxes	$561	$89	$472	526.2%
Provision for income taxes	(150)	(34)	(116)	(341.8)%
Effective tax rate	26.7%	37.9%		11.2%

Income tax expense increased during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to an increase in income before taxes driven by the portfolio sale of Grand Hyatt San Francisco, Andaz Maui at Wailea Resort, and Hyatt Regency Coconut Point Resort and Spa. The decrease in the effective tax rate is driven primarily by a reduction in the U.S. corporate income tax rate from 35% to 21% as a result of the Tax Act.
Segment Results
We evaluate segment operating performance using owned and leased hotels revenues, management, franchise, and other fees revenues, and Adjusted EBITDA, as described in Part I, Item 1 "Financial Statements—Note 16 to the Condensed Consolidated Financial Statements."
Owned and leased hotels segment revenues.

	Three Months Ended March 31,
	2018	2017	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$439	$423	$16	3.9%	$8
Non-comparable owned and leased hotels revenues	68	139	(71)	(51.6)%	1
Total owned and leased hotels revenues	507	562	(55)	(9.9)%	9
Other revenues	—	13	(13)	NM	—
Total segment revenues	$507	$575	$(68)	(11.9)%	$9

The increase in comparable owned and leased hotels revenues during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was driven by an increase of $9 million at our international hotels and an increase of $7 million at our hotels in the United States. The increase at our international hotels was driven primarily by a net favorable currency impact of $8 million. The revenues increase at our hotels in the United States was driven primarily by improved performance in certain markets, notably in New York City and Miami, partially offset by decreased group demand due in part to the timing of the Easter holiday impacting the last week of the quarter.
The decrease in non-comparable owned and leased hotels revenues for the three months ended March 31, 2018, compared to the same period in 2017, was driven primarily by the dispositions of Hyatt Regency Grand Cypress, Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch, Hyatt Regency Monterey Hotel & Spa on Del

Monte Golf Course, and Royal Palms Resort and Spa in 2017.

	Three Months Ended March 31,
	RevPAR				Occupancy			ADR
	2018	2017	Better / (Worse)	Better / (Worse) Constant $	2018	2017	Change in % pts	2018	2017	Better / (Worse)	Better / (Worse) Constant $
Comparable owned and leased hotels	$171	$165	3.5%	1.6%	74.5%	74.0%	0.5%	$229	$223	2.8%	0.9%

Excluding the net favorable currency impact, the increase in comparable RevPAR at our owned and leased hotels during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was driven primarily by increased transient demand at our comparable full service hotels, partially offset by lower group demand due in part to the aforementioned timing of the Easter holiday and certain hotels undergoing renovations.
During the three months ended March 31, 2018, we removed three properties from the comparable owned and leased hotels results as two hotels were sold and one converted from leased to managed.
Owned and leased hotels segment Adjusted EBITDA.

	Three Months Ended March 31,
	2018	2017	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$103	$116	$(13)	(11.9)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	10	26	(16)	(60.1)%
Segment Adjusted EBITDA	$113	$142	$(29)	(20.7)%

Owned and leased hotels Adjusted EBITDA.  Adjusted EBITDA at our owned and leased hotels decreased during the three months ended March 31, 2018, compared to the same period in 2017, which included a $1 million net favorable currency impact. Adjusted EBITDA at our non-comparable owned and leased hotels decreased $20 million due to the dispositions of Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch, Hyatt Regency Grand Cypress, and Royal Palms Resort and Spa. This decrease was partially offset by a $7 million increase at our comparable owned and leased hotels driven by the aforementioned revenues increase, partially offset by increased payroll and related costs.
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA.  Our pro rata share of Adjusted EBITDA from our unconsolidated hospitality ventures included an insignificant net favorable currency impact during the three months ended March 31, 2018 compared to the same period in 2017. The decrease was driven primarily by Playa's business combination during the first quarter of 2017.
Americas management and franchising segment revenues.

	Three Months Ended March 31,
	2018	2017	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$98	$90	$8	9.5%
Contra revenue	(3)	(3)	—	12.4%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	420	401	19	4.6%
Total segment revenues	$515	$488	$27	5.5%

Americas management and franchising revenues included an insignificant net favorable currency impact during the three months ended March 31, 2018 compared to the same period in 2017. The increase in management, franchise, and other fees was driven primarily by the following:

•	$8 million legal settlement proceeds related to a franchise agreement termination for an unopened property; and

•	$3 million increase in franchise fees and $2 million increase in management fees driven by new hotels and improved performance across the region.
These increases were partially offset by a $4 million termination fee in the first quarter of 2017 for a hotel that left the chain.
The increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during the three months ended March 31, 2018, compared to the same period in the prior year, was driven by increased reimbursements for payroll and related costs primarily due to hotel conversions and new hotels.

	Three Months Ended March 31,
	RevPAR				Occupancy			ADR
(Comparable Systemwide Hotels)	2018	2017	Better / (Worse)	Better / (Worse) Constant $	2018	2017	Change in % pts	2018	2017	Better / (Worse)	Better / (Worse) Constant $
Americas Full Service	$153	$148	3.2%	3.1%	73.1%	71.4%	1.7%	$209	$207	0.9%	0.8%
Americas Select Service	$103	$100	3.7%	3.6%	74.3%	72.8%	1.5%	$139	$137	1.5%	1.5%

Excluding the net favorable currency impact, comparable full service hotels RevPAR increased during the three months ended March 31, 2018, compared to the same period in the prior year, driven by strong transient business, particularly at resort locations and certain properties outside of the United States. These increases were partially offset by decreased group demand due in part to the timing of the Easter holiday impacting the last week of the quarter.
During the three months ended March 31, 2018, no properties were removed from the comparable Americas full service systemwide hotel results or the comparable Americas select service systemwide hotel results.
Americas management and franchising segment Adjusted EBITDA.

	Three Months Ended March 31,
	2018	2017	Better / (Worse)
Segment Adjusted EBITDA	$87	$76	$11	14.6%

Adjusted EBITDA increased during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, which included an insignificant net favorable currency impact. The increase was driven by management, franchise, and other fees as discussed above and the recovery of legal fees related to the aforementioned legal settlement.
ASPAC management and franchising segment revenues.

	Three Months Ended March 31,
	2018	2017	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$30	$25	$5	20.1%
Contra revenue	(1)	—	(1)	(60.4)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	20	17	3	15.6%
Total segment revenues	$49	$42	$7	17.9%

ASPAC management and franchising revenues included $1 million net favorable currency impact during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in management, franchise, and other fees was driven by a $5 million increase in management fees primarily due to higher base and incentive fees related to new hotels in Greater China and Southeast Asia, as well as incentive fees attributable to improved performance across the region, specifically Greater China, Southeast Asia, and Japan.
The increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during the three months ended March 31, 2018, compared to the same period in 2017, was driven by reimbursements related to increased investment in our digital booking platforms as well as increased reservation costs.

	Three Months Ended March 31,
	RevPAR				Occupancy			ADR
(Comparable Systemwide Hotels)	2018	2017	Better / (Worse)	Better / (Worse) Constant $	2018	2017	Change in % pts	2018	2017	Better / (Worse)	Better (Worse) Constant $
ASPAC Full Service	$153	$136	12.0%	6.7%	71.3%	67.8%	3.5%	$214	$201	6.5%	1.5%
ASPAC Select Service	$68	$53	28.4%	17.7%	73.9%	69.2%	4.7%	$93	$77	20.3%	10.3%

Excluding the net favorable currency impact, the increase in RevPAR during the three months ended March 31, 2018, compared to the same period in 2017, was driven by increased occupancy across the region, most notably in Greater China driven by strong domestic travel and ramping at new hotels. Additionally, Japan experienced higher demand due to increased Chinese inbound travel. These increases were partially offset by weak demand in South Korea.
During the three months ended March 31, 2018, no properties were removed from the comparable ASPAC full service systemwide hotel results or the ASPAC select service systemwide hotel results.
ASPAC management and franchising segment Adjusted EBITDA.

	Three Months Ended March 31,
	2018	2017	Better / (Worse)
Segment Adjusted EBITDA	$18	$15	$3	23.4%

Adjusted EBITDA increased during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, which included a $1 million net favorable currency impact. The increase was driven by the aforementioned increases in management, franchise, and other fees, partially offset by an increase in payroll and related costs primarily for development activity in Greater China.
EAME/SW Asia management and franchising segment revenues.

	Three Months Ended March 31,
	2018	2017	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$18	$16	$2	18.3%
Contra revenue	(1)	(1)	—	24.2%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	16	12	4	28.2%
Total segment revenues	$33	$27	$6	22.6%

EAME/SW Asia management and franchising revenues included $1 million net favorable currency impact during the three months ended March 31, 2018 compared to the same period in 2017. The increase in management, franchise, and other fees was driven primarily by improved performance in Europe and India and new hotels in the region.

The increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during the three months ended March 31, 2018, compared to the same period in 2017, was driven by reimbursements related to increased investment in our digital booking platforms as well as increased reservation costs.

	Three Months Ended March 31,
	RevPAR				Occupancy			ADR
(Comparable Systemwide Hotels)	2018	2017	Better / (Worse)	Better / (Worse) Constant $	2018	2017	Change in % pts	2018	2017	Better / (Worse)	Better / (Worse) Constant $
EAME/SW Asia Full Service	$127	$113	13.0%	7.0%	67.5%	63.7%	3.8%	$189	$177	6.7%	1.0%
EAME/SW Asia Select Service	$68	$60	12.7%	6.1%	68.0%	63.6%	4.4%	$100	$95	5.5%	(0.7)%

Excluding the net favorable currency impact, the increase in comparable full service RevPAR during the three months ended March 31, 2018, compared to the same period in 2017, was driven by increased occupancy and ADR, primarily in Turkey, France, and India. Turkey experienced improved market conditions, while France benefited from the completion of renovations at two hotels. The increase in India was due to higher group demand and the ramping of performance at a new hotel.
During the three months ended March 31, 2018, no properties were removed from the comparable EAME/SW Asia full service systemwide hotel results or the comparable EAME/SW Asia select service systemwide hotel results.
EAME/SW Asia management and franchising segment Adjusted EBITDA.

	Three Months Ended March 31,
	2018	2017	Better / (Worse)
Segment Adjusted EBITDA	$10	$8	$2	25.9%

Adjusted EBITDA increased during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, which included a $1 million net favorable currency impact. The increase was driven by the aforementioned increases in management, franchise, and other fees.
Corporate and other.

	Three Months Ended March 31,
	2018	2017	Better / (Worse)
Corporate and other revenues	$32	$22	$10	52.6%
Corporate and other Adjusted EBITDA	$(29)	$(28)	$(1)	(3.3)%

Corporate and other revenues increased during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, driven primarily by the acquisitions of exhale and Miraval.

Non-GAAP Measures
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

•	interest expense;

•	provision for income taxes;

•	depreciation and amortization;

•	amortization of management and franchise agreement assets constituting payments to customers ("Contra Revenue");

•	revenues for the reimbursement of costs incurred on behalf of managed and franchised properties;

•	costs incurred on behalf of managed and franchised properties;

•	equity earnings (losses) from unconsolidated hospitality ventures;

•	stock-based compensation expense;

•	gains (losses) on sales of real estate;

•	asset impairments; and

•	other income (loss), net.
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
Adjusted EBITDA and EBITDA are not substitutes for net income attributable to Hyatt Hotels Corporation, net income, or any other measure prescribed by GAAP. There are limitations to using non-GAAP measures such as Adjusted EBITDA and EBITDA. Although we believe that Adjusted EBITDA can make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, Adjusted EBITDA should not be considered as a measure of the income generated by our business. Our management compensates for these limitations by reference to our GAAP results and using Adjusted EBITDA supplementally. See our condensed consolidated statements of income in our condensed consolidated financial statements included elsewhere in this quarterly report.
See below for a reconciliation of net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA.

Adjusted selling, general, and administrative expenses
Adjusted selling, general, and administrative expenses, as we define it, is a non-GAAP measure. Adjusted selling, general, and administrative expenses exclude the impact of expenses related to deferred compensation plans funded through rabbi trusts and stock-based compensation expense. Adjusted selling, general, and administrative expenses assist us in comparing our performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that do not reflect our core operations, both on a segment and consolidated basis. See "—Results of Operations" for a reconciliation of selling, general, and administrative expenses to Adjusted selling, general, and administrative expenses.
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
The charts below illustrate Adjusted EBITDA by segment for the three months ended March 31, 2018 and March 31, 2017:
*Consolidated Adjusted EBITDA for the three months ended March 31, 2018 included eliminations of $3 million and corporate and other Adjusted EBITDA of $(29) million.
**Consolidated Adjusted EBITDA for the three months ended March 31, 2017 included eliminations of $5 million and corporate and other Adjusted EBITDA of $(28) million.

The table below provides a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended March 31,
	2018	2017	Change
Net income attributable to Hyatt Hotels Corporation	$411	$55	$356	643.6%
Interest expense	19	21	(2)	(7.4)%
Provision for income taxes	150	34	116	341.8%
Depreciation and amortization	83	87	(4)	(4.4)%
EBITDA	663	197	466	237.7%
Contra revenue	5	4	1	18.5%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(456)	(430)	(26)	(6.0)%
Costs incurred on behalf of managed and franchised properties	460	445	15	3.2%
Equity losses from unconsolidated hospitality ventures	13	3	10	360.9%
Stock-based compensation expense	18	16	2	12.7%
Gains on sales of real estate	(529)	—	(529)	NM
Other (income) loss, net	18	(43)	61	142.4%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	10	26	(16)	(60.1)%
Adjusted EBITDA	$202	$218	$(16)	(7.3)%

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
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Recent Transactions Affecting our Liquidity and Capital Resources
During the three months ended March 31, 2018 and March 31, 2017, various transactions impacted our liquidity. See "—Sources and Uses of Cash."

Sources and Uses of Cash

	Three Months Ended March 31,
	2018	2017
Cash provided by (used in):
Operating activities	$54	$141
Investing activities	935	(96)
Financing activities	(109)	(166)
Effect of exchange rate changes on cash	(3)	1
Net increase (decrease) in cash, cash equivalents, and restricted cash	$877	$(120)
Cash Flows from Operating Activities
Cash provided by operating activities decreased by $87 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, due primarily to $94 million of interest income received upon the redemption of our Playa preferred shares in the prior year, partially offset by the timing of certain payables in the current year.
Cash Flows from Investing Activities
During the three months ended March 31, 2018:

•
We sold Grand Hyatt San Francisco, Andaz Maui at Wailea Resort, and Hyatt Regency Coconut Point Resort and Spa to an unrelated third party as a portfolio for approximately $992 million, net of proration adjustments and closing costs. Proceeds from the sale of Hyatt Regency Coconut Point Resort and Spa of $221 million are held as restricted for use in a potential like-kind exchange.

•	We sold our ownership interest in an unconsolidated hospitality venture for which we received proceeds of $9 million.

•	We invested $60 million in capital expenditures (see "—Capital Expenditures").
During the three months ended March 31, 2017:

•	We acquired Miraval for approximately $239 million.

•	We invested $50 million in capital expenditures (see "—Capital Expenditures").

•	We invested $8 million in unconsolidated hospitality ventures.

•	We received distributions of $196 million related to the redemption of our Playa preferred shares.
Cash Flows from Financing Activities
During the three months ended March 31, 2018:

•
We repurchased 1,209,987 shares of common stock at a weighted-average price of $76.89 for $75 million. Of the shares repurchased, 244,260 were delivered in the settlement of the November 2017 ASR in 2018, for which payment was made during 2017.

•	We had borrowings of $20 million and repayments of $20 million on our revolving credit facility.

•	We paid a cash dividend of $0.15 per share on Class A common stock and Class B common stock totaling $18 million.

•	We redeemed the Miraval preferred shares for approximately $10 million.
During the three months ended March 31, 2017:

•
We repurchased 5,480,636 shares of common stock at a weighted-average price of $52.48 for an aggregate purchase price of $288 million. Included in the repurchases were 4,596,822 shares repurchased under the March 2017 ASR at a price of $52.21 per share for an aggregate purchase price of $240 million.

•	We drew $180 million on our revolving credit facility.

•	In conjunction with the acquisition of Miraval, we issued $9 million of redeemable preferred shares of a subsidiary.
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

	March 31, 2018	December 31, 2017
Consolidated debt (1)	$1,450	$1,451
Stockholders’ equity	4,188	3,837
Total capital	5,638	5,288
Total debt to total capital	25.7%	27.4%
Consolidated debt (1)	1,450	1,451
Less: Cash and cash equivalents and short-term investments	(1,214)	(552)
Net consolidated debt	$236	$899
Net debt to total capital	4.2%	17.0%
(1) Excludes approximately $564 million and $580 million of our share of unconsolidated hospitality venture indebtedness at March 31, 2018 and December 31, 2017, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements.
Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance and technology, enhancements to existing properties, and investment in new properties under development or recently opened. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations.

	Three Months Ended March 31,
	2018	2017
Maintenance and technology	$13	$13
Enhancements to existing properties	37	22
Investment in new properties under development or recently opened	10	15
Total capital expenditures	$60	$50
The increase in enhancements to existing properties is driven by increased renovation activity at domestic and international owned full service properties offset partially by expenditures incurred in the prior year related to our new corporate office.
Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes at March 31, 2018. Interest on the Senior Notes is payable semi-annually.

Description	Principal Amount
2019 Notes	$196
2021 Notes	250
2023 Notes	350
2026 Notes	400
Total	$1,196
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at March 31, 2018.

Revolving Credit Facility
We had no outstanding balance on our revolving credit facility at March 31, 2018 and December 31, 2017. At March 31, 2018, we had available borrowing capacity of approximately $1.5 billion, net of outstanding undrawn letters of credit.
We are in compliance with all applicable covenants under the revolving credit facility at March 31, 2018.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $307 million and $309 million in letters of credit issued directly with financial institutions outstanding at March 31, 2018 and December 31, 2017, respectively. These letters of credit had weighted-average fees of 93 basis points and a range of maturity of up to approximately three years at March 31, 2018.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2017 Form 10-K. Upon adoption of ASU 2014-09, we made changes to a critical accounting estimate and the methodologies or assumptions we apply for the estimate, as detailed below. For updates made to significant accounting policies upon adoption of ASU 2014-09 and ASU 2016-01, see Part I, Item 1, "Financial Statements—Note 2 to our Consolidated Financial Statements."
Loyalty Program Future Redemption Obligation and Revenue Recognition
We utilize an actuary to assist with the value of the deferred revenue liability related to the World of Hyatt loyalty program.  Changes in the estimates, including the estimate of the "breakage" for points that will not be redeemed, could result in a material change to our liability and the amount of revenue we recognize when redemptions occur.
At March 31, 2018, our total deferred revenue liability related to the loyalty program was $570 million. A 10% decrease in the breakage assumption would result in an increase in the liability of approximately $30 million on a full year basis.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At March 31, 2018, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
Interest Rate Risk
In the normal course of business, we are exposed to the impact of interest rate changes due to our borrowing activities. Our objective is to manage the risk of interest rate changes on the results of operations, cash flows, and the market value of our debt by creating an appropriate balance between our fixed and floating-rate debt. We enter into interest rate derivative transactions from time to time, including interest rate swaps, in order to maintain a level of exposure to interest rate variability that we deem acceptable. At March 31, 2018 and December 31, 2017, we did not hold any interest rate swap contracts.
The following table sets forth the contractual maturities and the total fair values at March 31, 2018 for our financial instruments materially affected by interest rate risk:

	Maturities by Period
	2018	2019	2020	2021	2022	Thereafter	Total Carrying Amount (1)	Total Fair Value
Fixed-rate debt	$4	$200	$5	$255	$5	$914	$1,383	$1,426
Average interest rate (2)							4.88%
Floating-rate debt	$4	$5	$6	$6	$6	$41	$68	$84
Average interest rate (2)							7.94%
(1) Excludes capital lease obligations of $13 million and unamortized discounts and deferred financing fees of $14 million.
(2) Average interest rate at March 31, 2018.
Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. The U.S. dollar equivalents of the notional amounts of the outstanding forward contracts, the majority of which relate to intercompany transactions, with terms of less than one year, were $268 million and $254 million at March 31, 2018 and December 31, 2017, respectively.
We intend to offset the gains and losses related to our third-party debt, debt repayment guarantees, and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income. Our exposure to market risk has not materially changed from what we previously disclosed in our 2017 Form 10-K.
For the three months ended March 31, 2018 and March 31, 2017, the effect of these derivative instruments within other income (loss), net on our condensed consolidated statements of income were losses of $6 million and $5 million, respectively. We offset the gains and losses on our foreign currency forward contracts with gains and losses related to our intercompany loans and transactions, such that there is a negligible effect to net income.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures.    We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this quarterly report, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting.    There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition on our financial statements to facilitate the adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standards.

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
In March 2018, a putative class action was filed against the Company and several other hotel companies in federal district court in Illinois seeking an unspecified amount of damages and equitable relief for an alleged violation of the federal antitrust laws. The Company disputes the allegations and will defend its interests vigorously. We currently do not believe the ultimate outcome of this litigation will have a material effect on our consolidated financial position, results of operation, or liquidity.
Item 1A. Risk Factors.
At March 31, 2018, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A common stock during the quarter ended March 31, 2018:

	Total number of shares purchased (1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
January 1 to January 31, 2018 (2)	277,760	$71.93	277,760	$861,053,587
February 1 to February 28, 2018	66,377	$79.12	66,377	$855,801,629
March 1 to March 31, 2018	865,850	$78.31	865,850	$787,994,730
Total	1,209,987	$76.89	1,209,987

(1)
On each of May 4, 2017 and December 14, 2017, we announced the approvals of expansions of our share repurchase program pursuant to which we are authorized to purchase up to an additional $500 million and $750 million, respectively, of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. The repurchase program does not have an expiration date. At March 31, 2018, we had approximately $788 million remaining under the share repurchase authorization. During the period, we settled our November 2017 ASR. See Part I, Item 1 "Financial Statements—Note 13 to the Condensed Consolidated Financial Statements" for further detail.

(2)
The repurchase of shares includes the settlement of the November 2017 ASR. The initial delivery of shares occurred in November 2017, and the final tranche of shares was delivered in January 2018 in full settlement of the November 2017 ASR. Overall, we repurchased 1,397,164 shares at a weighted-average price per share of $71.57, representing our average share price over the duration of the November 2017 ASR agreement less a discount. See Part I, Item 1 "Financial Statements—Note 13 to the Condensed Consolidated Financial Statements" for further details regarding the November 2017 ASR.

Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

2.1
Purchase and Sale Agreement dated as of February 19, 2018, among Wailea Hotel & Beach Resort, L.L.C., Hyatt Equities, L.L.C., Grand Hyatt SF, L.L.C. and Host Hotels  & Resorts, L.P. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on April 2, 2018)

3.1
Amended and Restated Certificate of Incorporation of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 15, 2018)

3.2
Amended and Restated Bylaws of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 11, 2014)

+10.1
Hyatt Hotels Corporation 2018 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 23, 2018)

+10.2	First Amendment to Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan

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

Hyatt Hotels Corporation

Date:	May 3, 2018	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Hyatt Hotels Corporation

Date:	May 3, 2018	By:	/s/ Patrick J. Grismer
Patrick J. Grismer
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)