Form 10-Q
period 2018-06-30
Hyatt Hotels Corp
filed 2018-08-01
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
At July 27, 2018, there were 43,269,180 shares of the registrant’s Class A common stock, $0.01 par value, outstanding and 68,069,643 shares of the registrant’s Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
REVENUES:
Owned and leased hotels	$485	$576	$1,000	$1,145
Management, franchise, and other fees	142	130	274	244
Amortization of management and franchise agreement assets constituting payments to customers	(5)	(5)	(10)	(9)
Net management, franchise, and other fees	137	125	264	235
Other revenues	9	5	20	22
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	502	443	958	873
Total revenues	1,133	1,149	2,242	2,275
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	357	428	741	852
Depreciation and amortization	79	86	162	173
Other direct costs	7	1	15	17
Selling, general, and administrative	83	90	178	189
Costs incurred on behalf of managed and franchised properties	500	443	960	888
Direct and selling, general, and administrative expenses	1,026	1,048	2,056	2,119
Net gains and interest income from marketable securities held to fund rabbi trusts	6	9	9	24
Equity earnings (losses) from unconsolidated hospitality ventures	2	1	(11)	(2)
Interest expense	(19)	(20)	(38)	(41)
Gains on sales of real estate	1	60	530	60
Other income (loss), net	5	5	(13)	48
INCOME BEFORE INCOME TAXES	102	156	663	245
PROVISION FOR INCOME TAXES	(25)	(53)	(175)	(87)
NET INCOME	77	103	488	158
NET INCOME AND ACCRETION ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$77	$103	$488	$158
EARNINGS PER SHARE—Basic
Net income	$0.67	$0.82	$4.19	$1.24
Net income attributable to Hyatt Hotels Corporation	$0.67	$0.82	$4.19	$1.24
EARNINGS PER SHARE—Diluted
Net income	$0.66	$0.81	$4.12	$1.22
Net income attributable to Hyatt Hotels Corporation	$0.66	$0.81	$4.12	$1.22
CASH DIVIDENDS DECLARED PER SHARE	$0.15	$—	$0.30	$—

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$77	$103	$488	$158
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax benefit of $1 for the three and six months ended June 30, 2018 and $- for the three and six months ended June 30, 2017	(46)	19	(23)	60
Unrealized gains on available-for-sale debt securities, net of tax expense of $- for the three and six months ended June 30, 2018 and June 30, 2017, and unrealized gains on available-for-sale equity securities, net of tax expense of $7 and $28 for the three and six months ended June 30, 2017	—	11	—	45
Other comprehensive income (loss)	(46)	30	(23)	105
COMPREHENSIVE INCOME	31	133	465	263
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$31	$133	$465	$263

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$628	$503
Restricted cash	254	234
Short-term investments	154	49
Receivables, net of allowances of $24 and $21 at June 30, 2018 and December 31, 2017, respectively	379	350
Inventories	13	14
Prepaids and other assets	152	153
Prepaid income taxes	12	24
Assets held for sale	135	—
Total current assets	1,727	1,327
Investments	207	212
Property and equipment, net	3,376	4,034
Financing receivables, net of allowances	14	19
Goodwill	152	150
Intangibles, net	294	305
Deferred tax assets	153	141
Other assets	1,393	1,384
TOTAL ASSETS	$7,316	$7,572
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$11	$11
Accounts payable	130	136
Accrued expenses and other current liabilities	300	352
Current contract liabilities	335	348
Accrued compensation and benefits	112	145
Liabilities held for sale	28	—
Total current liabilities	916	992
Long-term debt	1,429	1,440
Long-term contract liabilities	429	424
Other long-term liabilities	841	863
Total liabilities	3,615	3,719
Commitments and contingencies (see Note 12)
Redeemable noncontrolling interest in preferred shares of a subsidiary	—	10
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding at June 30, 2018 and December 31, 2017	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 43,489,266 issued and outstanding at June 30, 2018, and Class B common stock, $0.01 par value per share, 400,364,055 shares authorized, 68,069,643 shares issued and outstanding at June 30, 2018. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 48,231,149 issued and outstanding at December 31, 2017, and Class B common stock, $0.01 par value per share, 402,748,249 shares authorized, 70,753,837 shares issued and outstanding at December 31, 2017	1	1
Additional paid-in capital	399	967
Retained earnings	3,571	3,054
Accumulated other comprehensive loss	(276)	(185)
Total stockholders’ equity	3,695	3,837
Noncontrolling interests in consolidated subsidiaries	6	6
Total equity	3,701	3,843
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY	$7,316	$7,572

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$488	$158
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of real estate	(530)	(60)
Depreciation and amortization	162	173
Deferred income taxes	(12)	(8)
Equity losses from unconsolidated hospitality ventures	11	2
Amortization of management and franchise agreement assets constituting payments to customers	10	9
Realized losses	2	41
Working capital changes and other	(101)	(5)
Net cash provided by operating activities	30	310
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(439)	(251)
Proceeds from marketable securities and short-term investments	347	252
Contributions to equity method and other investments	(24)	(23)
Return of equity method and other investments	13	200
Acquisitions, net of cash acquired	(5)	(243)
Capital expenditures	(121)	(133)
Proceeds from sales of real estate, net of cash disposed	992	296
Other investing activities	11	(8)
Net cash provided by investing activities	774	90
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	20	420
Repayments of debt	(22)	(295)
Repurchases of common stock	(588)	(348)
Proceeds from redeemable noncontrolling interest in preferred shares in a subsidiary	—	9
Repayments of redeemable noncontrolling interest in preferred shares in a subsidiary	(10)	—
Dividends paid	(35)	—
Other financing activities	(12)	(5)
Net cash used in financing activities	(647)	(219)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1	2
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, INCLUDING CASH CLASSIFIED WITHIN CURRENT ASSETS HELD FOR SALE	158	183
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH RECLASSIFIED TO ASSETS HELD FOR SALE	(9)	—
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	149	183
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—BEGINNING OF YEAR	752	573
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—END OF PERIOD	$901	$756

See accompanying Notes to condensed consolidated financial statements.

Supplemental disclosure of cash flow information:

	June 30, 2018	June 30, 2017
Cash and cash equivalents	$628	$400
Restricted cash (1)	254	340
Restricted cash included in other assets (1)	19	16
Total cash, cash equivalents, and restricted cash	$901	$756

(1) Restricted cash generally represents sales proceeds pursuant to like-kind exchanges, captive insurance subsidiary requirements, debt service on bonds, escrow deposits, and other arrangements.

	Six Months Ended June 30,
	2018	2017
Cash paid during the period for interest	$37	$40
Cash paid during the period for income taxes	$213	$63
Non-cash investing and financing activities are as follows:
Non-cash contributions to equity method investments (see Note 6, Note 12)	$53	$4
Change in accrued capital expenditures	$5	$23

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)

1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively "Hyatt Hotels Corporation") provide hospitality and other services on a worldwide basis through the development, ownership, operation, management, franchising, and licensing of hospitality and wellness-related businesses. We develop, own, operate, manage, franchise, license, or provide services to a portfolio of properties consisting of full service hotels, select service hotels, resorts, and other properties, including branded spas and fitness studios, and timeshare, fractional, and other forms of residential or vacation properties. At June 30, 2018, (i) we operated or franchised 343 full service hotels, comprising 132,041 rooms throughout the world, (ii) we operated or franchised 401 select service hotels, comprising 56,869 rooms, of which 352 hotels are located in the United States, and (iii) our portfolio included 6 franchised all inclusive Hyatt-branded resorts, comprising 2,401 rooms, and 3 destination wellness resorts, comprising 399 rooms. At June 30, 2018, our portfolio of properties operated in 59 countries around the world.
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
2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Summary of Significant Accounting Policies
Our significant accounting policies are detailed in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 2 to our Consolidated Financial Statements" within the 2017 Form 10-K. Upon adoption of Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606) and Accounting Standards Update No. 2016-01 ("ASU 2016-01"), Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, our accounting policies have been revised as follows:
Revenue Recognition—Our revenues are primarily derived from the following products and services and are generally recognized when control of the product or service has transferred to the customer:

•	Owned and leased hotels revenues:

•
Owned and leased hotels revenues are derived from room rentals and services provided at our owned and leased properties and are recognized over time as rooms are occupied and when services are rendered. We present revenues net of sales, occupancy, and other taxes. Taxes collected on behalf of and remitted to governmental taxing authorities are excluded from the transaction price of the underlying products and services. In relation to the loyalty program, a portion of our owned and leased hotels revenues is deferred upon initial stay as points are earned by program members at an owned or leased hotel, and revenues are recognized upon redemption at an owned or leased hotel.

•	Management, franchise, and other fees:

•
Management fees primarily consist of a base fee, which is generally computed as a percentage of gross revenues, and an incentive fee, which is generally computed based on a hotel profitability measure. Management fees are recognized over time as services are performed. Additionally, included within our management fees are royalty fees that we recognize as owners derive value from access to Hyatt’s intellectual property ("IP"), including our brand names. Incentive fees may be subject to minimum annual profitability thresholds, and we recognize incentive fee revenues over time as services are rendered only to the extent that a significant reversal is not probable.

•
Franchise fees consist of an initial fee and ongoing royalty fees calculated based on a percentage of gross room revenues and, as applicable, food and beverage revenues. Royalty fees are recognized over time as franchisees derive value from the license to Hyatt's IP. Initial fees are deferred and recognized over the expected customer life, which is typically the initial term of the franchise agreement.

•
Management, franchise, and other fees include license fee revenues associated with the licensing of the Hyatt brand name through our co-branded credit card program. License fee revenues are recognized over time as the licensee derives value from access to Hyatt’s brand names.

•
Net management, franchise, and other fees are reduced by the amortization of management and franchise agreement assets constituting payments to customers ("Contra revenue"). Consideration provided to customers is recognized in other assets and amortized over the expected customer life, which is typically the initial term of the management or franchise agreement.

•	Other revenues:

•
Other revenues include revenues from the sale of promotional awards through our co-branded credit card and spa and fitness revenues from exhale. We recognize the revenue from our co-branded credit card upon the fulfillment or expiration of a card member's promotional awards. Revenue is recognized net of expenses incurred to fulfill the promotional award as we are deemed the agent in the transaction. Spa and fitness revenues are recognized at the point in time the products or services are provided to the customer.

•	Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties:

•
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties represent the reimbursement of costs incurred on behalf of the owners of properties. These costs relate primarily to payroll costs at managed properties where we are the employer, as well as costs associated with reservations, sales, marketing, technology (collectively, "systemwide services"), and the loyalty program operated on behalf of owners. Hyatt is reimbursed for costs incurred based on the terms of the contracts, and revenue is recognized as the underlying performance obligations are satisfied.

Gains on Sales of Real Estate—Gains on sales of real estate are generally recognized when control of the property transfers to the buyer.
Equity Method Investments—We have investments in unconsolidated hospitality ventures accounted for under the equity method. These investments are an integral part of our business and are strategically and operationally important to our overall results. When we receive a distribution from an investment, we determine whether it is a return on our investment or a return of our investment based on the underlying nature of the distribution. We assess investments in unconsolidated hospitality ventures for impairment quarterly.

Debt and Equity Securities—Excluding equity securities classified as equity method investments, debt and equity securities consist of various investments:

•
Equity securities consist of interest-bearing money market funds, mutual funds, common shares, and preferred shares. Equity securities with a readily determinable fair value are recorded at fair value on our condensed consolidated balance sheets based on listed market prices or dealer quotations where available. Equity investments without a readily determinable fair value are recognized at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

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

•
Trading securities—recognized at fair value based on listed market prices or dealer price quotations where available. Net gains and losses on trading securities are reflected in net gains and interest income from marketable securities held to fund rabbi trusts or other income (loss), net, depending on the nature of the investment, on our condensed consolidated statements of income.

•
AFS securities—recognized at fair value based on listed market prices or dealer price quotations, where available. Unrealized gains and losses on AFS debt securities are recognized in accumulated other comprehensive loss on our condensed consolidated balance sheets. Realized gains and losses on debt securities are recognized in other income (loss), net on our condensed consolidated statements of income.

•	HTM securities—debt security investments which we have the ability to hold until maturity and are recorded at amortized cost.
AFS and HTM debt securities are assessed for impairment quarterly.
Loyalty Program—We administer the loyalty program for the benefit of the Hyatt portfolio of properties owned, operated, managed, franchised, or licensed by us during the period of their participation in the loyalty program. The loyalty program is primarily funded through contributions from eligible revenues from loyalty program members, and the funds are used for the redemption of member awards and payment of operating expenses.
The costs of operating the loyalty program, including the estimated cost of award redemption, are charged to the participating properties based on members' qualified expenditures. The revenues received from the properties are deferred, and revenues are recognized as loyalty points are redeemed, net of redemption expense, through revenues for the reimbursement of costs incurred on behalf of managed and franchised properties. Operating costs are expensed as incurred through costs incurred on behalf of managed and franchised properties.
We actuarially determine the amount to recognize as revenue when points are redeemed based on statistical formulas that estimate the timing of future point redemptions based on historical experience, including an estimate of breakage for points that will not be redeemed, and an estimate of the points that will eventually be redeemed. Any revenues in excess of the anticipated future redemptions are used to fund the operational expenses of the program.
The loyalty program is funded by payments from the properties and returns on marketable securities. The program invests amounts received from the properties in marketable securities which are included in other current and noncurrent assets (see Note 4). The current and noncurrent deferred revenue liabilities of the loyalty program are classified as contract liabilities (see Note 3).
Adopted Accounting Standards
Revenue from Contracts with Customers—In May 2014, the Financial Accounting Standards Board ("FASB") released ASU 2014-09. ASU 2014-09 supersedes the requirements in Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for contracts with customers. Subsequently, the FASB issued several related ASUs which further clarified the application of the standard including ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date by one year making it effective for interim and fiscal years beginning after December 14, 2017.

We adopted ASU 2014-09, and all related ASUs, utilizing the full retrospective transition method on January 1, 2018, which required us to adjust each prior reporting period presented. The adoption of ASU 2014-09 impacts the timing of the recognition of gains on sales of real estate subject to a long-term management agreement, and the associated impact to deferred tax assets (see Note 11), the classification of Contra revenue, and the timing of revenue recognition related to incentive fees. However, we do not expect the new standard to have a significant impact on incentive fee revenue on a full-year basis. The adoption of ASU 2014-09 also impacts the timing of revenue recognition related to the loyalty program and as a result of the change, we recognized an increase of $116 million to the contract liability related to the loyalty program at January 1, 2018. Upon adoption of ASU 2014-09, we recognized a cumulative effect of a change in accounting principle through retained earnings, including a reclassification of $523 million related to deferred gains at January 1, 2018. We also reclassified certain management and franchise agreement assets from intangibles, net to other assets and certain current and long-term liabilities to current and long-term contract liabilities.
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
Accounting for Income Taxes - Intra-Entity Asset Transfers—In October 2016, the FASB released Accounting Standards Update No. 2016-16 ("ASU 2016-16"), Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We adopted ASU 2016-16 on January 1, 2018 on a modified retrospective basis resulting in a decrease of $4 million to retained earnings.
Statement of Cash Flows - Restricted Cash—In November 2016, the FASB released Accounting Standards Update No. 2016-18 ("ASU 2016-18"), Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-18 requires amounts generally described as restricted cash to be included within cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the condensed consolidated statements of cash flows. We adopted the provisions of ASU 2016-18 on January 1, 2018 on a retrospective basis. Upon adoption of ASU 2016-18, restricted cash of $249 million, including $15 million which is recognized within other assets on our consolidated balance sheet at December 31, 2017, is included within the beginning balance of cash and cash equivalents on our condensed consolidated statement of cash flows for the six months ended June 30, 2018. The table below summarizes the changes on our condensed consolidated statements of cash flows for the six months ended June 30, 2017:

Six Months Ended June 30,
2017
Operating activities	$1
Investing activities	262
Financing activities	2
Cash, cash equivalents, and restricted cash - beginning of year	91
Cash, cash equivalents, and restricted cash - end of period	$356
Business Combinations - Definition of a Business—In January 2017, the FASB released Accounting Standards Update No. 2017-01 ("ASU 2017-01"), Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or dispositions of assets or businesses. Generally, our acquisitions and dispositions of individual hotels were previously accounted for as business combinations, however, upon adoption of ASU 2017-01, there is an increased likelihood that certain acquisitions and dispositions of individual hotels will be accounted for as asset transactions. We adopted ASU 2017-01 on January 1, 2018 on a prospective basis and evaluate the impact of the standard on acquisitions and dispositions based on the relevant facts and circumstances.
Derivatives and Hedging - Accounting for Hedging Activities—In August 2017, the FASB released Accounting Standards Update No. 2017-12 ("ASU 2017-12") to improve the financial reporting of hedging relationships to better portray the economic results by making improvements to simplify the application of the hedge accounting guidance in current GAAP. ASU 2017-12 is effective for interim periods and fiscal years beginning after December 15, 2018, with early adoption permitted. We early adopted ASU 2017-12 on April 1, 2018 on a modified retrospective basis, which did not impact our condensed consolidated financial statements upon adoption.

The impact of the changes made to our condensed consolidated financial statements as a result of the adoption of ASU 2014-09, ASU 2016-01, and ASU 2016-16 were as follows:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Reported	Effect of the adoption of ASU 2014-09	As Adjusted	As Reported	Effect of the adoption of ASU 2014-09	As Adjusted
REVENUES:
Owned and leased hotels	$577	$(1)	$576	$1,149	$(4)	$1,145
Management, franchise, and other fees	130	—	130	252	(8)	244
Amortization of management and franchise agreement assets constituting payments to customers	—	(5)	(5)	—	(9)	(9)
Net management, franchise, and other fees	130	(5)	125	252	(17)	235
Other revenues	15	(10)	5	37	(15)	22
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	473	(30)	443	944	(71)	873
Total revenues	1,195	(46)	1,149	2,382	(107)	2,275
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	430	(2)	428	857	(5)	852
Depreciation and amortization	91	(5)	86	182	(9)	173
Other direct costs	6	(5)	1	25	(8)	17
Selling, general, and administrative	90	—	90	189	—	189
Costs incurred on behalf of managed and franchised properties	473	(30)	443	944	(56)	888
Direct and selling, general, and administrative expenses	1,090	(42)	1,048	2,197	(78)	2,119
Net gains and interest income from marketable securities held to fund rabbi trusts	10	(1)	9	25	(1)	24
Equity earnings (losses) from unconsolidated hospitality ventures	1	—	1	(2)	—	(2)
Interest expense	(20)	—	(20)	(41)	—	(41)
Gains on sales of real estate	34	26	60	34	26	60
Other income (loss), net	2	3	5	42	6	48
INCOME BEFORE INCOME TAXES	132	24	156	243	2	245
PROVISION FOR INCOME TAXES	(45)	(8)	(53)	(86)	(1)	(87)
NET INCOME	87	16	103	157	1	158
NET INCOME AND ACCRETION ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—	—	—
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$87	$16	$103	$157	$1	$158
EARNINGS PER SHARE—Basic
Net income	$0.69	$0.13	$0.82	$1.23	$0.01	$1.24
Net income attributable to Hyatt Hotels Corporation	$0.69	$0.13	$0.82	$1.23	$0.01	$1.24
EARNINGS PER SHARE—Diluted
Net income	$0.68	$0.13	$0.81	$1.22	$—	$1.22
Net income attributable to Hyatt Hotels Corporation	$0.68	$0.13	$0.81	$1.22	$—	$1.22

	December 31, 2017			January 1, 2018
	As Reported	Effect of the adoption of ASU 2014-09	As Adjusted	Effect of the adoption of ASU 2016-01 and ASU 2016-16	As Adjusted
ASSETS
Investments	$211	$1	$212	$(27)	$185
Intangibles, net	683	(378)	305	—	305
Deferred tax assets	242	(101)	141	1	142
Other assets	1,006	378	1,384	22	1,406
TOTAL ASSETS	7,672	(100)	7,572	(4)	7,568
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
Accounts payable	$175	$(39)	$136	$—	$136
Accrued expenses and other current liabilities	635	(283)	352	—	352
Current contract liabilities	—	348	348	—	348
Long-term contract liabilities	—	424	424	—	424
Other long-term liabilities	1,725	(862)	863	—	863
Total liabilities	4,131	(412)	3,719	—	3,719
Retained earnings	2,742	312	3,054	64	3,118
Accumulated other comprehensive loss	(185)	—	(185)	(68)	(253)
Total equity	3,531	312	3,843	(4)	3,839
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY	7,672	(100)	7,572	(4)	7,568
The adoption of ASU 2014-09 resulted in a reclassification of $10 million from investing into operating activities during the six months ended June 30, 2017 related to cash outflows representing payments to customers. There were no impacts to cash provided by or used in financing activities on our condensed consolidated statements of cash flows.
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
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Performance Obligations
We provide products and services to our customers including third-party hotel owners, guests at owned and leased hotels and spa and fitness centers, and a third-party partner through our co-branded credit card program. The products and services offered are comprised of the following performance obligations:

•	Management and Franchise Agreements:

•
License to Hyatt’s IP, including the Hyatt brand names—We receive variable consideration from third-party hotel owners in exchange for providing access to our IP, including the Hyatt brand names. The license represents a license of symbolic IP and in exchange for providing the license, Hyatt receives sales-based royalty fees. Royalty fees are generally determined based on a percentage of gross revenues for managed hotels and are generally included in the hotel management fee. Royalty fees for franchised hotels are based on a percentage of gross room revenues and, as applicable, food and beverage revenues. Fees generally are payable on a monthly basis as the third-party hotel owners derive value from access to our IP. Royalty fees are recognized over time through management, franchise, and other fees as services are rendered. Under our franchise agreements, we also receive initial fees from third-party hotel owners. The initial fees do not represent a distinct performance obligation and, therefore, are combined with the royalty fees and recognized through management, franchise, and other fees over the expected customer life.

•
Systemwide services—We provide sales, reservations, technology, and marketing services on behalf of owners of managed and franchised properties. The promise to provide systemwide services is not a distinct performance obligation because it is attendant to the license of our IP. Therefore, the promise to provide systemwide services is combined with the license of our IP to form a single performance obligation. We have two accounting models depending on the terms of the agreements:

•
Cost reimbursement model—Third-party hotel owners are required to reimburse us for all costs incurred to operate the systemwide programs with no added margin. The reimbursements are recognized over time within revenues for the reimbursement of costs incurred on behalf of managed and franchised properties. We have discretion over how we spend program revenues and, therefore, we are the principal with respect to the promise to provide systemwide services. Expenses incurred related to the systemwide programs are recognized within costs incurred on behalf of managed and franchised properties. The reimbursement of systemwide services is billed on a monthly basis based upon an annual estimate of costs to be incurred and are recognized as revenue commensurate with incurring the cost. To the extent that actual costs vary from estimated costs, a true-up billing or refund is issued to the hotels. Any amounts collected and not yet recognized as revenues are deferred and classified as contract liabilities. Any costs incurred in excess of revenues collected are classified as receivables.

•
Fund model—Third-party hotel owners are invoiced a systemwide assessment fee primarily based on a percentage of hotel revenues on a monthly basis. We recognize the revenues over time as services are provided through revenues for the reimbursement of costs incurred on behalf of managed and franchised properties. We have discretion over how we spend program revenues and, therefore, we are the principal with respect to systemwide services. Expenses related to the systemwide programs are recognized as incurred through costs incurred on behalf of managed and franchised properties. Over time, we manage the systemwide programs to break-even, but the timing of the revenue received from the owners may not align with the timing of the expenses to operate the programs. Therefore, the difference between the revenues and expenses may impact our net income.

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

•
Loyalty program administration—We administer the loyalty program for the benefit of the Hyatt portfolio of properties owned, managed, franchised, or licensed by us. Under the program, members earn loyalty points that can be redeemed for future products and services. Points earned by loyalty program members represent a material right to free or discounted goods or services in the future.

The loyalty program has one performance obligation that consists of marketing and managing the program and arranging for award redemptions by members. The costs of operating the loyalty program are charged to the properties through an assessment fee based on members’ qualified expenditures. The assessment fee is billed and collected monthly, and the revenue received by the program is deferred until a member redeems points. Upon redemption of points at managed and franchised properties, we recognize the previously deferred revenue through revenues for the reimbursement of costs incurred on behalf of managed and franchised properties, net of redemption expense paid to managed and franchised hotels. We are responsible for arranging for the redemption of promotional awards, but we do not directly fulfill the award night obligation except at owned and leased hotels. Therefore, we are the agent with respect to this performance obligation for managed and franchised hotels, and we are the principal with respect to owned hotels. When loyalty points are redeemed at owned and leased hotels, we recognize revenue through owned and leased hotels revenues on our condensed consolidated statements of income.
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

In exchange for the products and services provided, we receive fixed and variable consideration which is allocated between the performance obligations based upon the relative stand-alone selling prices. Significant judgment is involved in determining the relative stand-alone selling prices, and therefore, we engaged a third-party valuation specialist to assist us. We utilize a relief from royalty method to determine the revenue allocated to the license, which is recognized over time. We utilize observable transaction prices and adjusted market assumptions to determine the stand-alone selling price of a loyalty point, and we utilize a cost plus margin approach to determine the stand-alone selling price of the free room nights. The revenues allocated to loyalty program points and free night awards are deferred and recognized upon redemption, net of redemption expense, as we are deemed to be the agent in the transaction. We are responsible for arranging for the redemption of promotional awards, but we do not directly fulfill the award night obligation except at owned and leased hotels. Therefore, we are the agent for managed and franchised hotels and we are the principal with respect to owned hotels. When loyalty points and free nights are redeemed at owned and leased hotels, we recognize revenue through owned and leased hotels revenues on our condensed consolidated statements of income.
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
For each performance obligation satisfied over time, we recognize revenue using an output method based on the value transferred to the customer. Revenue is recognized based on the transaction price and the observable outputs related to each performance obligation. We deem the following to be a faithful depiction of our progress in satisfying these performance obligations:

•	revenues and operating profits earned by the hotels during the reporting period for access to Hyatt’s IP, as it is indicative of the value third-party owners derive;

•	underlying revenues and operating profits of the hotels for the promise to provide management agreement services to the hotels;

•	award night redemptions for the administration of the loyalty program performance obligation; and

•	cardholder spend for the license to the Hyatt name through our co-branded credit card, as it is indicative of the value our partner derives from the use of our name.
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

Disaggregated Revenues
The following tables present our revenues disaggregated by the nature of the product or service:

	Three months ended June 30, 2018
Disaggregated revenue stream	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$275	$—	$—	$—	$6	$(10)	$271
Food and beverage	169	—	—	—	3	—	172
Other	34	—	—	—	8	—	42
Owned and leased hotels	478	—	—	—	17	(10)	485

Base management fees	—	53	10	9	—	(13)	59
Incentive management fees	—	20	17	9	—	(8)	38
Franchise fees	—	34	1	—	—	—	35
Other fees	—	1	2	1	1	—	5
License fees	—	—	—	—	5	—	5
Management, franchise, and other fees	—	108	30	19	6	(21)	142
Contra revenue	—	(3)	—	(2)	—	—	(5)
Net management, franchise, and other fees	—	105	30	17	6	(21)	137

Other revenues	—	—	—	—	8	1	9

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	461	23	17	1	—	502

Total	$478	$566	$53	$34	$32	$(30)	$1,133

	Six months ended June 30, 2018
Disaggregated revenue stream	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$572	$—	$—	$—	$13	$(19)	$566
Food and beverage	341	—	—	—	5	—	346
Other	72	—	—	—	16	—	88
Owned and leased hotels	985	—	—	—	34	(19)	1,000

Base management fees	—	102	21	16	—	(27)	112
Incentive management fees	—	33	34	19	—	(14)	72
Franchise fees	—	62	1	—	—	—	63
Other fees	—	9	4	2	2	—	17
License fees	—	—	—	—	10	—	10
Management, franchise, and other fees	—	206	60	37	12	(41)	274
Contra revenue	—	(6)	(1)	(3)	—	—	(10)
Net management, franchise, and other fees	—	200	59	34	12	(41)	264

Other revenues	—	—	—	—	17	3	20

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	881	43	33	1	—	958

Total	$985	$1,081	$102	$67	$64	$(57)	$2,242

	Three months ended June 30, 2017
Disaggregated revenue stream	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$331	$—	$—	$—	$6	$(10)	$327
Food and beverage	197	—	—	—	3	—	200
Other	41	—	—	—	8	—	49
Owned and leased hotels	569	—	—	—	17	(10)	576

Base management fees	—	52	9	8	—	(17)	52
Incentive management fees	—	19	15	7	—	(7)	34
Franchise fees	—	29	1	—	—	—	30
Other fees	—	5	2	1	1	—	9
License fees	—	—	—	—	5	—	5
Management, franchise, and other fees	—	105	27	16	6	(24)	130
Contra revenue	—	(3)	(1)	(1)	—	—	(5)
Net management, franchise, and other fees	—	102	26	15	6	(24)	125

Other revenues	—	—	—	—	3	2	5

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	409	20	14	—	—	443

Total	$569	$511	$46	$29	$26	$(32)	$1,149

	Six months ended June 30, 2017
Disaggregated revenue stream	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$657	$—	$—	$—	$12	$(19)	$650
Food and beverage	392	—	—	—	6	—	398
Other	82	—	—	—	15	—	97
Owned and leased hotels	1,131	—	—	—	33	(19)	1,145

Base management fees	—	100	18	14	—	(33)	99
Incentive management fees	—	31	29	16	—	(12)	64
Franchise fees	—	54	2	—	—	—	56
Other fees	—	10	3	2	1	—	16
License fees	—	—	—	—	9	—	9
Management, franchise, and other fees	—	195	52	32	10	(45)	244
Contra revenue	—	(6)	(1)	(2)	—	—	(9)
Net management, franchise, and other fees	—	189	51	30	10	(45)	235

Other revenues	13	—	—	—	5	4	22

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	810	37	26	—	—	873

Total	$1,144	$999	$88	$56	$48	$(60)	$2,275
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
Our contract assets were $3 million and insignificant at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, the contract assets were included in receivables, net. As our profitability hurdles are generally calculated on a full-year basis, we expect our contract asset balance to be insignificant at year-end.
Payments received in advance of performance under the contract are classified as contract liabilities and recognized as revenue as we perform under the contract.

Contract liabilities consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017	$ Change	% Change
Current contract liabilities	$335	$348	$(13)	(3.9)%
Long-term contract liabilities	429	424	5	1.4%
Total contract liabilities	$764	$772	$(8)	(1.0)%
At June 30, 2018 and December 31, 2017, the contract liabilities balances above include the following:

	June 30, 2018	December 31, 2017
Advanced deposits	$43	$59
Deferred revenue related to the loyalty program	581	561
Deferred revenue related to systemwide services	14	9
Initial fees received from franchise owners	31	27
Other deferred revenue	95	116
Total contract liabilities	$764	$772
Revenue recognized during the three months ended June 30, 2018 and June 30, 2017 included in the contract liability balance at the beginning of each year was $217 million and $208 million, respectively. Revenue recognized during the six months ended June 30, 2018 and June 30, 2017 included in the contract liability balance at the beginning of each year was $441 million and $423 million, respectively. This revenue was primarily related to advanced deposits and revenue from the loyalty program, which is recognized net of redemption reimbursements paid to third parties.
Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $155 million at June 30, 2018, of which we expect to recognize approximately 45% of the revenue over the next 12 months and the remainder thereafter.
We did not estimate revenues expected to be recognized related to our unsatisfied performance obligations for the following:

•	Deferred revenue related to the loyalty program and revenue from base and incentive management fees as the revenue is allocated to a wholly unperformed performance obligation in a series;

•	Revenues related to royalty fees as they are considered sales-based royalty fees; and

•	Revenues received for free nights granted through our co-branded credit card as the awards are required to be redeemed within 12 months.
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

Equity Method Investments

	June 30, 2018	December 31, 2017
Equity method investments	$207	$185
During the three months ended June 30, 2018, we completed an asset acquisition of our partner's interest in certain unconsolidated hospitality ventures in Brazil for a net purchase price of approximately $5 million. During the three months ended March 31, 2018, we recognized impairment charges of $16 million related to these investments in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income as the carrying value was in excess of fair value. The fair value was determined to be a Level Three fair value measure, and the impairment was deemed other-than-temporary.
During the three and six months ended June 30, 2018, we recognized gains of $2 million and $10 million, respectively, in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income resulting from sales activity related to certain equity method investments within our owned and leased hotels segment. During the six months ended June 30, 2018, we received related sales proceeds of $10 million.
During the six months ended June 30, 2017, an unconsolidated hospitality venture within our owned and leased hotels segment sold a hotel. We received proceeds of $4 million and recognized a gain of $2 million in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income.
The following table presents summarized financial information for all unconsolidated hospitality ventures in which we hold an investment accounted for under the equity method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenues	$132	$179	$264	$453
Gross operating profit	49	67	88	145
Income (loss) from continuing operations	16	16	(3)	(2)
Net income (loss)	16	16	(3)	(2)
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
Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value and included on our condensed consolidated balance sheets, were as follows:

	June 30, 2018	December 31, 2017
Loyalty program	$389	$403
Deferred compensation plans held in rabbi trusts (Note 8 and 10)	415	402
Captive insurance companies	114	111
Total marketable securities held to fund operating programs	$918	$916
Less current portion of marketable securities held to fund operating programs included in cash and cash equivalents, short-term investments, and prepaids and other assets	(169)	(156)
Marketable securities held to fund operating programs included in other assets	$749	$760

Net realized and unrealized gains (losses) and interest income from marketable securities held to fund the loyalty program are recognized in other income (loss), net on our condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Loyalty program	$1	$4	$(3)	$7
Net realized and unrealized gains and interest income from marketable securities held to fund rabbi trusts are recognized in net gains and interest income from marketable securities held to fund rabbi trusts on our condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Unrealized gains	$3	$5	$2	$16
Realized gains	3	4	7	8
Net gains and interest income from marketable securities held to fund rabbi trusts	$6	$9	$9	$24
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
Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at fair value and included on our condensed consolidated balance sheets, were as follows:

	June 30, 2018	December 31, 2017
Interest bearing money market funds	$44	$26
Time deposits	137	37
Common shares	131	131
Total marketable securities held for investment purposes	$312	$194
Less current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(181)	(63)
Marketable securities held for investment purposes included in other assets	$131	$131
During 2013, we invested in the common shares of Playa Hotels & Resorts B.V. ("Playa"), and we accounted for our common share investment as an equity method investment. In March 2017, Playa completed a business combination, and Playa Hotels & Resorts N.V. ("Playa N.V.") is now publicly traded on the NASDAQ. Our investment is accounted for as an equity security with a readily determinable fair value as we do not have the ability to significantly influence the operations of the entity. The fair value of the common shares is classified as Level One in the fair value hierarchy as we are able to obtain market available pricing information. The remeasurement of our investment at fair value resulted in unrealized gains of $7 million and insignificant gains recognized in other income (loss), net on our condensed consolidated statements of income for the three and six months ended June 30, 2018, respectively (see Note 18). We did not sell any shares of common stock during the six months ended June 30, 2018.

Other Investments
Preferred shares—During 2013, we also invested $271 million in Playa for convertible redeemable preferred shares which were classified as an AFS debt security. The fair value of the preferred shares was:

2017
Fair value at January 1	$290
Gross unrealized losses	(54)
Realized losses (1) (Note 18)	(40)
Interest income (Note 18)	94
Cash redemption	(290)
Fair value at June 30	$—
(1) The realized losses were the result of a difference between the fair value of the initial investment and the contractual redemption price of $8.40 per share.
HTM Debt Securities—At June 30, 2018 and December 31, 2017, we held investments in HTM debt securities of $47 million, respectively, which are investments in third-party entities that own certain of our hotels and are recorded within other assets in our condensed consolidated balance sheets. The securities are mandatorily redeemable between 2020 and 2025. The amortized cost of our investments approximate fair value. We estimated the fair value of our investments using internally developed discounted cash flow models based on current market inputs for similar types of arrangements. Based upon the lack of available market data, our investments are classified as Level Three within the fair value hierarchy. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.
Equity Securities Without a Readily Determinable Fair Value—At June 30, 2018 and December 31, 2017, we had investments of $9 million and $27 million, respectively, in equity securities without a readily determinable fair value, which represent investments in entities where we do not have the ability to significantly influence the operations of the entity. At December 31, 2017, the securities were included in investments on our condensed consolidated balance sheets. As a result of the adoption of ASU 2016-01 on January 1, 2018, we have reclassified the investments to other assets on our condensed consolidated balance sheet at June 30, 2018.
Due to ongoing operating cash flow shortfalls in the business underlying an equity security during the three months ended June 30, 2018, we recognized an impairment charge for our full investment balance of $22 million in other income (loss), net on our condensed consolidated statements of income (see Note 18) as we deemed that the carrying value was in excess of the fair value. The fair value was determined to be a Level Three fair value measure.

Fair Value—We measured the following financial assets at fair value on a recurring basis:

	June 30, 2018	Cash and cash equivalents	Short-term investments	Prepaids and other assets	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest bearing money market funds	$99	$99	$—	$—	$—
Mutual funds	415	—	—	—	415
Common shares	131	—	—	—	131
Level Two - Significant Other Observable Inputs
Time deposits	150	—	140	—	10
U.S. government obligations	155	—	—	39	116
U.S. government agencies	44	—	2	7	35
Corporate debt securities	167	—	12	33	122
Mortgage-backed securities	24	—	—	6	18
Asset-backed securities	43	—	—	11	32
Municipal and provincial notes and bonds	2	—	—	1	1
Total	$1,230	$99	$154	$97	$880

	December 31, 2017	Cash and cash equivalents	Short-term investments	Prepaids and other assets	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest bearing money market funds	$75	$75	$—	$—	$—
Mutual funds	402	—	—	—	402
Common shares	131	—	—	—	131
Level Two - Significant Other Observable Inputs
Time deposits	50	—	39	—	11
U.S. government obligations	158	—	—	38	120
U.S. government agencies	47	—	2	7	38
Corporate debt securities	179	—	8	33	138
Mortgage-backed securities	25	—	—	6	19
Asset-backed securities	40	—	—	10	30
Municipal and provincial notes and bonds	3	—	—	1	2
Total	$1,110	$75	$49	$95	$891
During the three and six months ended months ended June 30, 2018 and June 30, 2017, there were no transfers between levels of the fair value hierarchy. We do not have non-financial assets or non-financial liabilities required to be measured at fair value on a recurring basis.

5.    FINANCING RECEIVABLES

	June 30, 2018	December 31, 2017
Unsecured financing to hotel owners	$123	$127
Less allowance for losses	(109)	(108)
Total long-term financing receivables, net of allowances	$14	$19
Allowance for Losses and Impairments—The following table summarizes the activity in our unsecured financing receivables allowance:

	2018	2017
Allowance at January 1	$108	$100
Provisions	2	2
Other adjustments	(1)	1
Allowance at March 31	$109	$103
Provisions	1	2
Other adjustments	(1)	—
Allowance at June 30	$109	$105
Credit Monitoring—Our unsecured financing receivables were as follows:

	June 30, 2018
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on non-accrual status
Loans	$13	$—	$13	$—
Impaired loans (1)	58	(58)	—	58
Total loans	71	(58)	13	58
Other financing arrangements	52	(51)	1	51
Total unsecured financing receivables	$123	$(109)	$14	$109
(1) The unpaid principal balance was $44 million and the average recorded loan balance was $58 million at June 30, 2018.

	December 31, 2017
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on non-accrual status
Loans	$13	$—	$13	$—
Impaired loans (2)	59	(59)	—	59
Total loans	72	(59)	13	59
Other financing arrangements	55	(49)	6	49
Total unsecured financing receivables	$127	$(108)	$19	$108
(2) The unpaid principal balance was $44 million and the average recorded loan balance was $58 million at December 31, 2017.
Fair Value—We estimated the fair value of financing receivables, which are classified as Level Three in the fair value hierarchy, to be $15 million at June 30, 2018 and $20 million at December 31, 2017.
6.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Miraval—During the six months ended June 30, 2017, we acquired Miraval Group ("Miraval") from an unrelated third party. The transaction included the Miraval Life in Balance Spa brand, Miraval Arizona Resort & Spa in Tucson, Arizona, Travaasa Resort in Austin, Texas, and the option to acquire Cranwell Spa & Golf Resort

("Cranwell") in Lenox, Massachusetts. We subsequently exercised our option and acquired the majority of Cranwell during the six months ended June 30, 2017. Total cash consideration for Miraval was $237 million, inclusive of working capital adjustments of $2 million finalized post-acquisition.
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
In conjunction with the acquisition of Miraval, a consolidated hospitality venture for which we are the managing partner (the "Miraval Venture") issued $9 million of redeemable preferred shares to unrelated third-party investors. The preferred shares were non-voting, except as required by applicable law and certain contractual approval rights, and had liquidation preference over all other classes of securities within the Miraval Venture. The redeemable preferred shares earned a return of 12%. The shares were classified as a redeemable noncontrolling interest in preferred shares of a subsidiary, which were presented between liabilities and equity on our condensed consolidated balance sheets and carried at the redemption value. During the six months ended June 30, 2018, the preferred shares were redeemed for $10 million.
Dispositions
Grand Hyatt San Francisco, Andaz Maui at Wailea Resort, and Hyatt Regency Coconut Point Resort and Spa—During the six months ended June 30, 2018, we sold Grand Hyatt San Francisco, Andaz Maui at Wailea Resort together with adjacent land, and Hyatt Regency Coconut Point Resort and Spa to an unrelated third party as a portfolio for approximately $992 million, net of proration adjustments and closing costs, and entered into a long-term management agreement for each property upon sale. The sale resulted in a pre-tax gain of $531 million which was recognized in gains on sales of real estate on our condensed consolidated statements of income during the six months ended June 30, 2018. The operating results and financial position of these hotels prior to the sale remain within our owned and leased hotels segment. Although we concluded the disposal of these properties does not qualify as discontinued operations, the disposal is considered to be material. Pre-tax net income attributable to the three properties was $15 million during the six months ended June 30, 2018 and $5 million and $15 million during the three and six months ended June 30, 2017, respectively.
Land Held for Development—A wholly owned subsidiary held undeveloped land in Los Cabos, Mexico. During the three months ended June 30, 2018, an unrelated third party invested in the subsidiary in exchange for a 50% ownership interest resulting in derecognition of the subsidiary. Our remaining interest was recorded at a fair value of $45 million as an equity method investment.

Hyatt Regency Grand Cypress—During the three months ended June 30, 2017, we sold Hyatt Regency Grand Cypress to an unrelated third party for $202 million, net of closing costs and proration adjustments, and entered into a long-term management agreement with the owner of the property. The sale resulted in a pre-tax gain of $26 million which was recognized in gains on sales of real estate on our condensed consolidated statements of income during the three and six months ended June 30, 2017. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Hyatt Regency Louisville—During the three months ended June 30, 2017, we sold Hyatt Regency Louisville to an unrelated third party for $65 million, net of closing costs and proration adjustments, and entered into a long-term franchise agreement with the owner of the property. The sale resulted in a pre-tax gain of $35 million, which was recognized in gains on sales of real estate on our condensed consolidated statements of income during the three and six months ended June 30, 2017. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
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
In conjunction with the sale of Hyatt Regency Coconut Point Resort and Spa during the six months ended June 30, 2018, proceeds of $221 million were held as restricted for use in a potential like-kind exchange.
In conjunction with the sale of Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch during the year ended December 31, 2017, proceeds of $207 million were initially held as restricted for use in a potential like-kind exchange. However, we did not acquire the identified replacement property within the specified 180 day period and the proceeds were released during the three months ended June 30, 2018.
Assets Held For Sale
During the six months ended June 30, 2018, we signed a purchase and sale agreement to sell the shares of subsidiaries that own a hotel and an investment in an unconsolidated hospitality venture. The operating results and related assets and liabilities are classified as held for sale within our owned and leased hotels segment at June 30, 2018. Assets held for sale primarily consist of property and equipment, net of $115 million. Liabilities held for sale primarily consist of a deferred tax liability of $20 million. The sale is expected to close during 2018.
7.    INTANGIBLES, NET

	June 30, 2018	Weighted- average useful lives in years	December 31, 2017
Management and franchise agreement intangibles	$178	23	$178
Lease related intangibles	124	110	127
Brand and other indefinite-lived intangibles	53	—	53
Advanced bookings intangibles	9	6	9
Other definite-lived intangibles	8	6	9
	372		376
Accumulated amortization	(78)		(71)
Intangibles, net	$294		$305

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization expense	$4	$4	$7	$7
8.    OTHER ASSETS

	June 30, 2018	December 31, 2017
Marketable securities held to fund rabbi trusts (Note 4)	$415	$402
Management and franchise agreement assets constituting payments to customers (1)	384	378
Loyalty program marketable securities (Note 4)	285	298
Common shares of Playa N.V. (Note 4)	131	131
Long-term investments	108	109
Other	70	66
Total other assets	$1,393	$1,384
(1) Assets include cash consideration as well as other forms of consideration provided, such as debt repayment or performance guarantees.
9.    DEBT
Long-term debt, net of current maturities was $1,429 million and $1,440 million at June 30, 2018 and December 31, 2017, respectively.
Revolving Credit Facility—During the six months ended June 30, 2018, we refinanced our $1.5 billion senior unsecured revolving credit facility with a syndicate of lenders, extending the maturity of the facility to January 2023. During the six months ended June 30, 2018, we had borrowings and repayments of $20 million on our revolving credit facility, resulting in no outstanding balance and an available line of credit of $1.5 billion at June 30, 2018. The weighted-average interest rate on these borrowings was 4.85% at June 30, 2018. At December 31, 2017, we had no outstanding balance.
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

	June 30, 2018
	Carrying value	Fair value	Quoted prices in active markets for identical assets (level one)	Significant other observable inputs (level two)	Significant unobservable inputs (level three)
Debt (1)	$1,440	$1,479	$—	$1,410	$69
(1) Excludes capital lease obligations of $13 million and unamortized discounts and deferred financing fees of $13 million.

	December 31, 2017
	Carrying value	Fair value	Quoted prices in active markets for identical assets (level one)	Significant other observable inputs (level two)	Significant unobservable inputs (level three)
Debt (2)	$1,452	$1,546	$—	$1,459	$87
(2) Excludes capital lease obligations of $13 million and unamortized discounts and deferred financing fees of $14 million.

Interest Rate Locks—During the three months ended June 30, 2018, we entered into two interest rate locks with a total notional value of $425 million and mandatory settlement dates in 2019 and 2021. The interest rate locks hedge a portion of the risk of changes in the benchmark interest rate associated with long-term debt we anticipate issuing in the future. These derivative instruments were designated as cash flow hedges and deemed highly effective at inception, resulting in an insignificant impact on our condensed consolidated financial statements.
10.    OTHER LONG-TERM LIABILITIES

	June 30, 2018	December 31, 2017
Deferred compensation plans held to fund rabbi trusts (Note 4)	$415	$402
Guarantee liabilities (Note 12)	90	104
Self-insurance liabilities (Note 12)	75	69
Deferred income taxes	42	62
Other	219	226
Total other long-term liabilities	$841	$863
11.    INCOME TAXES
The effective income tax rates for the three months ended June 30, 2018 and 2017 were 24.3% and 34.2%, respectively. The effective income tax rates for the six months ended June 30, 2018 and 2017 were 26.4% and 35.5%, respectively. Our effective tax rate decreased for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, primarily due to the Tax Cuts and Jobs Act enacted on December 22, 2017 ("Tax Act"), which reduced the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. This benefit is partially offset by the impact of certain U.S. disallowed expenses resulting from the Tax Act.
Our accounting for the Tax Act is incomplete because we are continuing to review information to more precisely determine the amount of foreign earnings and profits subject to U.S. tax at December 31, 2017 as well as the amount of non-U.S. income taxes paid on such earnings. Additionally, we are continuing to evaluate the impact of the Tax Act on our ability to utilize foreign tax credits in the future. As a result, we have not made any measurement period adjustments during the six months ended June 30, 2018 to our provisional estimates recognized at December 31, 2017 related to our net deferred tax revaluation, deemed repatriation tax, valuation allowance on certain foreign tax credits, or our global intangible low-tax income policy election. We expect to complete our accounting within the prescribed measurement period.
As a result of the adoption of ASU 2014-09, our deferred tax asset related to deferred gains on sales of real estate was no longer required. The reversal of this deferred tax asset was recognized through opening equity resulting in a $52 million reduction in deferred tax expense on our full-year 2017 adjusted financial statements originally recognized as a result of the Tax Act.
Unrecognized tax benefits were $89 million at June 30, 2018 and $94 million at December 31, 2017, of which $33 million would impact the effective tax rate, if recognized in either period.
During the first quarter of 2017, the Internal Revenue Service ("IRS") issued a "Notice of Deficiency" for our 2009 through 2011 tax years. We disagree with the IRS' assessment as it relates to the inclusion of loyalty program contributions as taxable income to the Company. In the second quarter of 2017, we filed a petition with the U.S. Tax Court for redetermination of the tax liability asserted by the IRS related to the loyalty program. If the IRS' position is upheld, it would result in an income tax liability of $120 million (including $25 million of estimated interest, net of federal tax benefit) for these tax years that would be partially offset by a deferred tax asset. Future tax benefits will be recognized at the reduced U.S. corporate income tax rate, therefore, $57 million of the liability and related interest would have an impact on the effective tax rate, if recognized. We believe we have an adequate liability recognized in connection with this matter.
12.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:
Commitments—At June 30, 2018, we are committed, under certain conditions, to lend or invest up to $422 million, net of any related letters of credit, in various business ventures.

Performance Guarantees—Certain of our contractual agreements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels.
Our most significant performance guarantee relates to four managed hotels in France that we began managing in the second quarter of 2013 ("the four managed hotels in France"), which has a term of seven years, with approximately two years remaining. This guarantee has a maximum cap, but does not have an annual cap. The remaining maximum exposure related to our performance guarantees at June 30, 2018 was $319 million, of which €231 million ($270 million using exchange rates at June 30, 2018) related to the four managed hotels in France.
We had total net performance guarantee liabilities of $41 million and $71 million at June 30, 2018 and December 31, 2017, respectively, which included $35 million and $45 million recorded in other long-term liabilities, $10 million and $26 million in accrued expenses and other current liabilities, and $4 million and $0 in receivables, net on our condensed consolidated balance sheets, respectively.

	The four managed hotels in France		Other performance guarantees		All performance guarantees
	2018	2017	2018	2017	2018	2017
Beginning balance, January 1	$58	$66	$13	$13	$71	$79
Amortization of initial guarantee obligation liability into income	(4)	(3)	(1)	(1)	(5)	(4)
Performance guarantee expense, net	27	26	1	—	28	26
Net payments during the period	(23)	(22)	(1)	(4)	(24)	(26)
Foreign currency exchange, net	2	2	—	—	2	2
Ending balance, March 31	$60	$69	$12	$8	$72	$77
Initial guarantee obligation liability upon inception	—	—	—	3	—	3
Amortization of initial guarantee obligation liability into income	(4)	(4)	(1)	(1)	(5)	(5)
Performance guarantee expense (income), net	9	15	(2)	(1)	7	14
Net (payments) receipts during the period	(27)	(27)	(4)	3	(31)	(24)
Foreign currency exchange, net	(2)	4	—	—	(2)	4
Ending balance, June 30	$36	$57	$5	$12	$41	$69
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. At June 30, 2018 and December 31, 2017, there were no amounts recognized on our condensed consolidated balance sheets related to these performance test clauses.

Debt Repayment and Other Guarantees—We enter into various debt repayment and other guarantees in order to assist property owners in obtaining third-party financing or to obtain more favorable borrowing terms. Included within debt repayment and other guarantees are the following:

Property description	Maximum potential future payments	Maximum exposure net of recoverability from third parties	Other long-term liabilities recorded at June 30, 2018	Other long-term liabilities recorded at December 31, 2017	Year of guarantee expiration
Hotel property in Washington State (1), (3), (4), (5)	$215	$—	$21	$26	2020
Hotel properties in India (2), (3)	175	175	13	17	2020
Hotel property in Massachusetts (6)	102	102	1	1	2020
Hotel and residential properties in Brazil (1), (4)	96	40	3	4	various, through 2021
Hotel property in Oregon (1), (5)	79	17	4	—	various, through 2022
Hotel properties in California (1)	31	13	5	6	various, through 2021
Hotel property in Minnesota	25	25	1	2	2021
Hotel property in Arizona (1), (4)	25	—	1	1	2019
Other (1)	30	19	6	2	various, through 2022
Total	$778	$391	$55	$59
(1) We have agreements with our unconsolidated hospitality venture partners, the respective hotel owners, or other third parties to recover certain amounts funded under the debt repayment guarantee; the recoverability mechanism may be in the form of cash, financing receivable, or HTM debt security.
(2) Debt repayment guarantee is denominated in Indian rupees and translated using exchange rates at June 30, 2018. We have the contractual right to recover amounts funded from the unconsolidated hospitality venture, which is a related party. We expect our maximum exposure to be $88 million, taking into account our partner’s 50% ownership interest in the unconsolidated hospitality venture.
(3) Under certain events or conditions, we have the right to force the sale of the property(ies) in order to recover amounts funded.
(4) If certain funding thresholds are met or if certain events occur, we have the ability to assume control of the property. With respect to properties in Brazil, this right only exists for the residential property.
(5) We are subject to a completion guarantee whereby the parties agree to substantially complete the construction of the project by a specified date. In the event of default, we are obligated to complete construction using the funds available from the outstanding loan. Any additional funds paid by us are subject to partial recovery in the form of cash or HTM debt security.
(6) We are subject to a completion guarantee whereby the parties agree to substantially complete the construction of the project by a specified date. In the event of default, we are obligated to complete construction and any additional funds paid by us are not recoverable.
At June 30, 2018, we are not aware of, nor have we received notification that hotel owners are not current on their debt service obligations where we have provided a debt repayment guarantee.
Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be $161 million and $177 million at June 30, 2018 and December 31, 2017, respectively. Due to the lack of readily available market data, we have classified our guarantees as Level Three in the fair value hierarchy.
Insurance—We obtain commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property, cyber risk, and other miscellaneous coverages. A portion of the risk is retained on a self-insurance basis primarily through U.S. based and licensed captive insurance companies that are wholly owned subsidiaries of Hyatt and generally insure our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Losses estimated to be paid within 12 months are $36 million and $32 million at June 30, 2018 and December 31, 2017, respectively, and are classified within accrued expenses and other current liabilities on our condensed consolidated balance sheets, while losses expected to be payable in future periods are $75 million and $69 million at June 30, 2018 and December 31, 2017, respectively, and are included in other long-term liabilities on our condensed consolidated balance sheets. At June 30, 2018, standby letters of credit of $9 million were issued to provide collateral for the estimated claims, which are guaranteed by us.
Collective Bargaining Agreements—At June 30, 2018, approximately 24% of our U.S. based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union sponsored multi-employer pension and health plans pursuant to agreements between us and various unions. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety Bonds—Surety bonds issued on our behalf were $25 million at June 30, 2018 and primarily relate to workers’ compensation, taxes, licenses, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at June 30, 2018 were $299 million, which relate to our ongoing operations, hotel properties under development in the U.S., including one unconsolidated hospitality venture, collateral for estimated insurance claims, and securitization of our performance under our debt repayment guarantee associated with the hotel properties in India, which is only called upon if we default on our guarantee. The letters of credit outstanding do not reduce the available capacity under our revolving credit facility (see Note 9).
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
During the three months ended June 30, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We plan to appeal this decision and do not believe a loss is probable, therefore, we have not recognized a liability in connection with this matter. Our maximum exposure is not expected to exceed $17 million.

13.    EQUITY

	Stockholders' equity	Noncontrolling interests in consolidated subsidiaries	Total equity
Balance at January 1, 2018	$3,833	$6	$3,839
Net income attributable to Hyatt Hotels Corporation	488	—	488
Other comprehensive loss	(23)	—	(23)
Repurchase of common stock	(588)	—	(588)
Dividends	(35)	—	(35)
Directors compensation	2	—	2
Employee stock plan issuance	2	—	2
Share-based payment activity	16	—	16
Balance at June 30, 2018	$3,695	$6	$3,701

	Stockholders' equity	Noncontrolling interests in consolidated subsidiaries	Total equity
Balance at January 1, 2017 (a)	$4,075	$5	$4,080
Net income attributable to Hyatt Hotels Corporation	158	—	158
Other comprehensive income	105	—	105
Contributions from noncontrolling interests	—	1	1
Repurchase of common stock	(348)	—	(348)
Directors compensation	2	—	2
Employee stock plan issuance	2	—	2
Share-based payment activity	16	—	16
Balance at June 30, 2017	$4,010	$6	$4,016
(a) Balances have been adjusted for the adoption of ASU 2014-09 with an opening adjustment to retained earnings of $172 million.

Accumulated Other Comprehensive Loss

	Balance at April 1, 2018	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss (a)	Balance at June 30, 2018
Foreign currency translation adjustments	$(220)	$(61)	$15	$(266)
Unrecognized pension cost	(7)	—	—	(7)
Unrealized losses on derivative instruments	(3)	—	—	(3)
Accumulated other comprehensive loss	$(230)	$(61)	$15	$(276)
(a) The amount reclassified from accumulated other comprehensive loss was included in the net loss recognized upon derecognition of a wholly owned subsidiary in gains on sales of real estate (see Note 6).

	Balance at January 1, 2018	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss (b)	Balance at June 30, 2018
Foreign currency translation adjustments	$(243)	$(38)	$15	$(266)
Unrecognized pension cost	(7)	—	—	(7)
Unrealized losses on derivative instruments	(3)	—	—	(3)
Accumulated other comprehensive loss	$(253)	$(38)	$15	$(276)
(b) The amount reclassified from accumulated other comprehensive loss was included in the net loss recognized upon derecognition of a wholly owned subsidiary in gains on sales of real estate (see Note 6).

	Balance at April 1, 2017	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at June 30, 2017
Foreign currency translation adjustments	$(258)	$19	$—	$(239)
Unrealized gains on AFS securities	67	11	—	78
Unrecognized pension cost	(7)	—	—	(7)
Unrealized losses on derivative instruments	(4)	—	—	(4)
Accumulated other comprehensive loss	$(202)	$30	$—	$(172)

	Balance at January 1, 2017	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at June 30, 2017
Foreign currency translation adjustments	$(299)	$60	$—	$(239)
Unrealized gains on AFS securities	33	45	—	78
Unrecognized pension cost	(7)	—	—	(7)
Unrealized losses on derivative instruments	(4)	—	—	(4)
Accumulated other comprehensive loss	$(277)	$105	$—	$(172)

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
We entered into the following accelerated share repurchase ("ASR") programs with third-party financial institutions to repurchase Class A shares:

	Total number of shares repurchased (1)	Weighted-average price per share	Total cash paid
May 2018 ASR	2,481,341	$80.60	$200
March 2017 ASR (2)	4,596,822	$52.21	$300
(1) The delivery of shares resulted in a reduction in weighted-average common shares outstanding for basic and diluted earnings per share.
(2) At June 30, 2017, the remaining shares yet to be delivered totaled $60 million and were accounted for as an equity-classified forward contract. The March 2017 ASR was settled subsequent to the six months ended June 30, 2017 for 796,847 shares.
During the six months ended June 30, 2018, we repurchased 7,715,794 shares of common stock, including settlement of the May 2018 ASR and 244,260 shares representing the settlement of an ASR program entered into during the fourth quarter of 2017 ("November 2017 ASR"). The shares of common stock were repurchased at a weighted-average price of $78.45 per share and an aggregate purchase price of $608 million, excluding related insignificant expenses. The aggregate purchase price includes $20 million of shares delivered in the settlement of the November 2017 ASR in 2018, for which payment was made during 2017. Total shares repurchased during the six months ended June 30, 2018 represented approximately 6% of our total shares of common stock outstanding at December 31, 2017.
During the six months ended June 30, 2017, we repurchased 5,480,636 shares of common stock, including shares repurchased pursuant to the March 2017 ASR. The shares of common stock were repurchased at a weighted-average price of $52.48 per share for an aggregate purchase price of $288 million, excluding related insignificant expenses. The shares repurchased during the six months ended June 30, 2017 represented approximately 4% of our total shares of common stock outstanding at December 31, 2016.
The shares of Class A common stock repurchased on the open market were retired and returned to the status of authorized and unissued shares, while the shares of Class B common stock repurchased were retired and the total number of authorized Class B shares was reduced by the number of shares retired during the three months ended June 30, 2018 (see Note 15). At June 30, 2018, we had $276 million remaining under the share repurchase authorization.
Dividend—During the six months ended June 30, 2018, we paid cash dividends to Class A and Class B shareholders of record as follows:

Date Declared	Dividend per share amount	Date of record	Date paid
February 14, 2018	$0.15	March 22, 2018	March 29, 2018
May 16, 2018	$0.15	June 19, 2018	June 28, 2018

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
SARs	$1	$1	$9	$9
RSUs	3	3	12	11
PSUs	1	1	2	1
Total	$5	$5	$23	$21
SARs—During the six months ended June 30, 2018, we granted 504,760 SARs to employees with a weighted-average grant date fair value of $21.18. During the six months ended June 30, 2017, we granted 605,601 SARs to employees with a weighted-average grant date fair value of $16.35.
RSUs— During the six months ended June 30, 2018, we granted 262,515 RSUs to employees with a weighted-average grant date fair value of $80.02. During the six months ended June 30, 2017, we granted 417,794 RSUs to employees with a weighted-average grant date fair value of $52.67.
PSUs—During the six months ended June 30, 2018, we granted 89,441 PSUs to our executive officers, with a weighted-average grant date fair value of $82.10. The performance period applicable to such PSUs is a three year period beginning January 1, 2018 and ending December 31, 2020. During the six months ended June 30, 2017, we granted 102,115 PSUs to our executive officers, with a weighted-average grant date fair value of $52.65.
Our total unearned compensation for our stock-based compensation programs at June 30, 2018 was $5 million for SARs, $20 million for RSUs, and $9 million for PSUs, which will primarily be recognized in stock-based compensation expense over a weighted-average period of three years with respect to SARs and RSUs, and two years with respect to PSUs.
15.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Legal Services—A partner in a law firm that provided services to us throughout the six months ended June 30, 2018 and June 30, 2017 is the brother-in-law of our Executive Chairman. We incurred $2 million and $1 million of legal fees with this firm during the three months ended June 30, 2018 and June 30, 2017, respectively. We incurred $3 million and $2 million of legal fees with this firm during the six months ended June 30, 2018 and June 30, 2017, respectively. At June 30, 2018 and December 31, 2017, we had $2 million and insignificant amounts due to the law firm, respectively.
Equity Method Investments—We have equity method investments in entities that own properties for which we receive management or franchise fees. We recognized fees of $6 million for each of the three months ended June 30, 2018 and June 30, 2017. We recognized fees of $10 million and $12 million for the six months ended June 30, 2018 and June 30, 2017, respectively. At June 30, 2018 and December 31, 2017, we had receivables due from these properties of $11 million, respectively. In addition, in some cases we provide loans (see Note 5) or guarantees (see Note 12) to these entities. During each of the three months ended June 30, 2018 and June 30, 2017, we recognized income related to these guarantees of $2 million. We recognized income related to these guarantees of $3 million during each of the six months ended June 30, 2018 and June 30, 2017. At June 30, 2018, our ownership interest in these unconsolidated hospitality ventures varies from 24% to 50%. See Note 4 for further details regarding these investments.

Class B Share Conversion—During the six months ended June 30, 2018, 257,194 shares of Class B common stock were converted on a share-for-share basis into shares of our Class A common stock, $0.01 par value per share. During the three and six months ended June 30, 2017, 4,233,000 shares and 4,772,370 shares of Class B common stock, respectively, were converted on a share-for-share basis into shares of our Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock have been retired, thereby reducing the shares of Class B common stock authorized and outstanding.
Class B Share Repurchase—During the three and six months ended June 30, 2018, we repurchased 2,427,000 shares of Class B common stock for a weighted average price of $78.11 per share, for an aggregate purchase price of approximately $190 million. The shares repurchased represented approximately 2% of our total shares of common stock outstanding prior to the repurchase. During the three and six months ended June 30, 2017, we did not repurchase shares of Class B common stock. The shares of Class B common stock were repurchased in privately negotiated transactions from trusts for the benefit of certain Pritzker family members and limited partnerships owned indirectly by trusts for the benefit of certain Pritzker family members of which 2,127,000 shares were retired during the three months ended June 30, 2018. The retirements thereby reduced the shares of Class B common stock authorized and outstanding. The remaining 300,000 shares of Class B common stock were retired subsequent to June 30, 2018.
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

•
Americas management and franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our portfolio of brands to franchisees located in the United States, Latin America, Canada, and the Caribbean. This segment's revenues also include the reimbursement of costs incurred on behalf of managed and franchised properties. These costs relate primarily to payroll costs at managed properties where the Company is the employer, as well as costs associated with reservations, sales, marketing, technology, and the loyalty program operated on behalf of owners of managed and franchised properties. The intersegment revenues relate to management fees earned from the Company's owned and leased hotels and are eliminated in consolidation.

•
ASPAC management and franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our portfolio of brands to franchisees located in Southeast Asia, Greater China, Australia, South Korea, Japan, and Micronesia. This segment's revenues also include the reimbursement of costs incurred on behalf of managed and franchised properties. These costs relate primarily to reservations, sales, marketing, technology, and the loyalty program operated on behalf of owners of managed and franchised properties. The intersegment revenues relate to management fees earned from the Company’s owned hotel and are eliminated in consolidation.

•
EAME/SW Asia management and franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our portfolio of brands to franchisees located in Europe, Africa, the Middle East, India, Central Asia, and Nepal. This segment's revenues also include the reimbursement of costs incurred on behalf of managed and franchised properties. These costs relate primarily to reservations, sales, marketing, technology, and the loyalty program operated on behalf of owners of managed and franchised properties. The intersegment revenues relate to management fees earned from the Company’s owned and leased hotels and are eliminated in consolidation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Owned and leased hotels
Owned and leased hotels revenues	$478	$569	$985	$1,131
Other revenues	—	—	—	13
Intersegment revenues (a)	10	10	19	19
Adjusted EBITDA	120	136	233	278
Depreciation and amortization	64	73	132	147
Americas management and franchising
Management, franchise, and other fees revenues	108	105	206	195
Contra revenue	(3)	(3)	(6)	(6)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	461	409	881	810
Intersegment revenues (a)	18	21	36	40
Adjusted EBITDA	96	93	183	169
Depreciation and amortization	—	2	4	4
ASPAC management and franchising
Management, franchise, and other fees revenues	30	27	60	52
Contra revenue	—	(1)	(1)	(1)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	23	20	43	37
Intersegment revenues (a)	—	1	—	1
Adjusted EBITDA	18	16	36	31
Depreciation and amortization	—	—	—	—
EAME/SW Asia management and franchising
Management, franchise, and other fees revenues	19	16	37	32
Contra revenue	(2)	(1)	(3)	(2)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	17	14	33	26
Intersegment revenues (a)	3	2	5	4
Adjusted EBITDA	11	8	21	16
Depreciation and amortization	—	—	—	—
Corporate and other
Revenues	31	26	63	48
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	1	—	1	—
Intersegment revenues (a)	(1)	(2)	(3)	(4)
Adjusted EBITDA	(27)	(29)	(56)	(57)
Depreciation and amortization	15	11	26	22
Eliminations
Revenues (a)	(30)	(32)	(57)	(60)
Adjusted EBITDA	—	—	3	5
TOTAL
Revenues	$1,133	$1,149	$2,242	$2,275
Adjusted EBITDA	218	224	420	442
Depreciation and amortization	79	86	162	173

(a)	Intersegment revenues are included in management, franchise, and other fees revenues, owned and leased hotels revenues, and other revenues and eliminated in Eliminations.

The table below provides a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to our consolidated Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to Hyatt Hotels Corporation	$77	$103	$488	$158
Interest expense	19	20	38	41
Provision for income taxes	25	53	175	87
Depreciation and amortization	79	86	162	173
EBITDA	200	262	863	459
Contra revenue	5	5	10	9
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(502)	(443)	(958)	(873)
Costs incurred on behalf of managed and franchised properties	500	443	960	888
Equity (earnings) losses from unconsolidated hospitality ventures	(2)	(1)	11	2
Stock-based compensation expense (Note 14)	5	5	23	21
Gains on sales of real estate (Note 6)	(1)	(60)	(530)	(60)
Other (income) loss, net (Note 18)	(5)	(5)	13	(48)
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	18	18	28	44
Adjusted EBITDA	$218	$224	$420	$442

17.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$77	$103	$488	$158
Net income and accretion attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$77	$103	$488	$158
Denominator:
Basic weighted average shares outstanding	114,559,378	125,504,276	116,595,080	127,614,404
Share-based compensation	1,891,466	1,300,290	2,007,649	1,279,859
Diluted weighted average shares outstanding	116,450,844	126,804,566	118,602,729	128,894,263
Basic Earnings Per Share:
Net income	$0.67	$0.82	$4.19	$1.24
Net income and accretion attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$0.67	$0.82	$4.19	$1.24
Diluted Earnings Per Share:
Net income	$0.66	$0.81	$4.12	$1.22
Net income and accretion attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$0.66	$0.81	$4.12	$1.22
The computations of diluted net income per share for the three and six months ended June 30, 2018 and June 30, 2017 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs, RSUs, and an equity-classified forward contract because they are anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
SARs	—	49,900	—	41,100
RSUs	—	—	—	—
Equity-classified forward contract under the March 2017 ASR	—	16,200	—	—

18.    OTHER INCOME (LOSS), NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income (Note 4)	$7	$4	$12	$101
Depreciation recovery	6	6	11	12
Unrealized gains (losses) (Note 4)	6	2	(6)	3
Performance guarantee liability amortization (Note 12)	5	5	10	9
Debt repayment guarantee liability amortization (Note 12)	3	2	6	5
Realized losses (Note 4)	(1)	—	(2)	(41)
Performance guarantee expense, net (Note 12)	(7)	(14)	(35)	(40)
Impairment of an equity security without a readily determinable fair value (Note 4)	(22)	—	(22)	—
Other, net	8	—	13	(1)
Other income (loss), net	$5	$5	$(13)	$48

19.    SUBSEQUENT EVENT
On July 19, 2018, we acquired Hyatt Regency Phoenix from an unrelated third party for approximately $140 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, financial performance, the amount by which the Company intends to reduce its real estate asset base, and the anticipated time frame for such asset dispositions, prospects, or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance, or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would," and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the SEC, including our Annual Report on Form 10-K; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; limited visibility with respect to future bookings; loss of key personnel; hostilities, or fear of hostilities, including future terrorist attacks, that affect travel; travel-related accidents; natural or man-made disasters such as earthquakes, tsunamis, tornadoes, hurricanes, floods, wildfires, oil spills, nuclear incidents, and global outbreaks of pandemics or contagious diseases or fear of such outbreaks; our ability to successfully achieve certain levels of operating profits at hotels that have performance guarantees in favor of our third-party owners; the impact of hotel renovations and redevelopments; risks associated with our capital allocation plans and common stock repurchase program and other forms of shareholder capital returns, including the risk that our common stock repurchase program could increase volatility and fail to enhance shareholder value; our intention to pay a quarterly cash dividend and the amounts thereof, if any; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through internet travel intermediaries; changes in the tastes and preferences of our customers, including the entry of new competitors in the lodging business; relationships with colleagues and labor unions and changes in labor laws; the financial condition of, and our relationships with, third-party property owners, franchisees, and hospitality venture partners; the possible inability of our third-party owners, franchisees, or development partners to access capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions and the introduction of new brand concepts; the timing of acquisitions and dispositions; failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals); our ability to successfully execute on our strategy to reduce our real estate asset base within targeted timeframes and at expected values; declines in the value of our real estate assets; unforeseen terminations of our management or franchise agreements; changes in federal, state, local, or foreign tax law; the impact of changes in the tax code as a result of recent U.S. federal income tax reform and uncertainty as to how some of those changes may be applied; increases in interest rates and operating costs; foreign exchange rate fluctuations or currency restructurings; lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access such markets; changes in the competitive environment in our industry, including as a result of industry consolidation, and the markets where we operate; our ability to successfully grow the World of Hyatt loyalty platform and the level of acceptance of the program by our guests; cyber incidents and information technology failures; outcomes of legal or administrative proceedings; and violations of regulations or laws related to our franchising business. These factors are not necessarily all of the important factors that could cause our actual results, performance, or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our business, financial condition, results of operations, or cash flows. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions, or changes in other factors affecting forward-looking statements, except to the extent required by applicable law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
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
At June 30, 2018, our worldwide hotel portfolio consisted of 744 full and select service hotels (188,910 rooms), including:

•	314 managed properties (102,358 rooms), all of which we operate under management and hotel services agreements with third-party property owners;

•	369 franchised properties (62,161 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	30 owned properties (14,674 rooms) (including 1 consolidated hospitality venture), 1 capital leased property (171 rooms), and 6 operating leased properties (2,069 rooms), all of which we manage; and

•	21 managed properties and 3 franchised properties owned or leased by unconsolidated hospitality ventures (7,477 rooms).
Our worldwide property portfolio also included:

•	3 destination wellness resorts (399 rooms), all of which we own and operate (including 1 consolidated hospitality venture);

•	6 all inclusive resorts (2,401 rooms), all of which are owned by a third party in which we hold common shares and which operates the resorts under franchise agreements with us;

•	16 vacation ownership properties under the Hyatt Residence Club brand and operated by third parties; and

•
22 residential properties, which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel.

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
During the quarter ended June 30, 2018, we returned capital to our shareholders through $513 million of share repurchases and our $17 million quarterly dividend payment.
Our financial performance for the quarter ended June 30, 2018 reflects a decrease in net income attributable to Hyatt Hotels Corporation of $26 million compared to the quarter ended June 30, 2017 driven primarily by gains of $35 million and $26 million on the sales of Hyatt Regency Louisville and Hyatt Regency Grand Cypress, respectively, in 2017. Consolidated revenues decreased $16 million, or 1.4% ($21 million or 1.8%, excluding the impact of currency), during the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017, due to the disposition of hotel properties in 2017 and 2018, partially offset by growth in the remainder of our business.
Owned and leased hotels revenues for the quarter ended June 30, 2018 decreased $91 million compared to the quarter ended June 30, 2017, driven primarily by disposition activity in 2017 and 2018, partially offset by revenue increases of $26 million at our comparable hotels in the United States and net favorable currency impact of $4 million.
Our management, franchise, and other fees for the quarter ended June 30, 2018 increased $12 million compared to the quarter ended June 30, 2017, which was spread across our reportable segments and included a net favorable currency impact of $1 million.
Our consolidated Adjusted EBITDA for the quarter ended June 30, 2018 decreased $6 million compared to the second quarter of 2017, which included $1 million net favorable currency impact. The decrease was driven primarily by our owned and leased hotels segment which decreased $16 million due to the disposition activity in 2017 and 2018, partially offset by increases across our three remaining segments. See "—Non-GAAP Measures" for an explanation of how we utilize Adjusted EBITDA, why we present it, and material limitations on its usefulness, as well as a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA.
Hotel Chain Revenue per Available Room ("RevPAR") Statistics.

		RevPAR
		Three Months Ended June 30,
(Comparable locations)	Number of comparable hotels (1)	2018	2017	Change	Change (in constant $)
Systemwide hotels	648	$147	$140	4.6%	4.0%
Owned and leased hotels	34	$182	$174	4.8%	4.1%
Americas full service hotels	162	$170	$164	3.8%	4.0%
Americas select service hotels	324	$117	$114	2.6%	2.6%
ASPAC full service hotels	76	$154	$143	7.8%	4.2%
ASPAC select service hotels	5	$67	$57	16.3%	8.0%
EAME/SW Asia full service hotels	70	$128	$119	7.7%	6.5%
EAME/SW Asia select service hotels	11	$73	$67	9.0%	4.9%
(1) The number of comparable hotels presented above includes owned and leased hotels.
Systemwide RevPAR increased 4.0% in constant currency during the three months ended June 30, 2018, compared to the three months ended June 30, 2017, driven by improved transient average daily rate ("ADR") and demand across each of our segments, as well as increased group ADR and demand in the Americas and EAME/SW Asia. Systemwide group revenue improved compared to 2017 as a result of higher demand, in part due to the timing of Easter. Group revenue booked in 2018 for stays in 2018 and future years was higher as compared to 2017. RevPAR related to owned and leased hotels improved due to increased group demand, specifically in the United States. See "—Segment Results" for discussion of RevPAR by segment.

Results of Operations
Three and Six Months Ended June 30, 2018 Compared with Three and Six Months Ended June 30, 2017
Discussion on Consolidated Results
For additional information regarding our consolidated results, please also refer to our condensed consolidated statements of income included in this quarterly report. The impact from our investments in marketable securities held to fund our deferred compensation plans through rabbi trusts were recorded on the various financial statement line items discussed below and have no impact on net income. Please refer to the section below entitled Net gains and interest income from marketable securities held to fund rabbi trusts for the allocation of the gains or losses to the various financial statement line items.
Owned and leased hotels revenues.

	Three Months Ended June 30,
	2018	2017	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$466	$438	$28	6.4%	$3
Non-comparable owned and leased hotels revenues	19	138	(119)	(86.1)%	1
Total owned and leased hotels revenues	$485	$576	$(91)	(15.8)%	$4

	Six Months Ended June 30,
	2018	2017	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$896	$852	$44	5.2%	$11
Non-comparable owned and leased hotels revenues	104	293	(189)	(64.4)%	2
Total owned and leased hotels revenues	$1,000	$1,145	$(145)	(12.6)%	$13
Owned and leased hotels revenues decreased during the three and six months ended June 30, 2018, compared to the same periods in prior year, driven by non-comparable owned and leased hotels revenues related to dispositions, partially offset by increased operating results of certain comparable owned and leased hotels, particularly in the United States. See "—Segment Results" for further discussion of owned and leased hotels revenues.

Management, franchise, and other fees revenues.

	Three Months Ended June 30,
	2018	2017	Better / (Worse)
Base management fees	$59	$52	$7	13.5%
Incentive management fees	38	34	4	12.3%
Franchise fees	35	30	5	15.4%
Other fee revenues	10	14	(4)	(23.9)%
Management, franchise, and other fees	$142	$130	$12	9.6%

	Three Months Ended June 30,
	2018	2017	Better / (Worse)
Management, franchise, and other fees	$142	$130	$12	9.6%
Contra revenue	(5)	(5)	—	(12.2)%
Net management, franchise, and other fees	$137	$125	$12	9.5%

	Six Months Ended June 30,
	2018	2017	Better / (Worse)
Base management fees	$112	$99	$13	12.9%
Incentive management fees	72	64	8	12.9%
Franchise fees	63	56	7	12.9%
Other fee revenues	27	25	2	9.1%
Management, franchise, and other fees	$274	$244	$30	12.5%

	Six Months Ended June 30,
	2018	2017	Better / (Worse)
Management, franchise, and other fees	$274	$244	$30	12.5%
Contra revenue	(10)	(9)	(1)	(15.3)%
Net management, franchise, and other fees	$264	$235	$29	12.4%
The increases in management, franchise, and other fees, which included a $1 million and $3 million net favorable currency impact for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year, were driven primarily by increases in management fees across all reportable segments, including increased fees due to hotel conversions from owned to managed in the Americas management and franchising segment. Additionally, the increases in franchise fees were driven primarily by higher fees in the Americas management and franchising segment. See "—Segment Results" for further discussion.

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Three Months Ended June 30,
	2018	2017	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$502	$443	$59	13.3%
Less: rabbi trust impact	(3)	(5)	2	33.2%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$499	$438	$61	13.8%

	Six Months Ended June 30,
	2018	2017	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$958	$873	$85	9.7%
Less: rabbi trust impact	(5)	(12)	7	58.4%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$953	$861	$92	10.6%
Excluding the impact of rabbi trust, revenues for the reimbursement of costs incurred on behalf of managed and franchised properties increased during the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, driven by the growth of our third-party owned full and select service managed and franchised portfolio and higher reimbursements for payroll and related costs, primarily due to sales of owned and leased properties during 2017 and 2018. Additionally, revenues increased due to higher redemptions related to the loyalty program.
Owned and leased hotels expense.

	Three Months Ended June 30,
	2018	2017	Better / (Worse)
Comparable owned and leased hotels expense	$339	$326	$(13)	(4.1)%
Non-comparable owned and leased hotels expense	17	101	84	83.4%
Rabbi trust impact	1	1	—	33.2%
Total owned and leased hotels expense	$357	$428	$71	16.7%

	Six Months Ended June 30,
	2018	2017	Better / (Worse)
Comparable owned and leased hotels expense	$665	$642	$(23)	(3.5)%
Non-comparable owned and leased hotels expense	75	206	131	63.7%
Rabbi trust impact	1	4	3	58.4%
Total owned and leased hotels expense	$741	$852	$111	13.0%
The decreases in owned and leased hotels expense, which included $4 million and $12 million net unfavorable currency impact, during the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year, were driven primarily by decreases in non-comparable owned and leased hotels expense related to dispositions. The decreases were partially offset by increases in comparable owned and leased hotels expense driven primarily by increased payroll and related costs.
Depreciation and amortization expense.    Depreciation and amortization decreased $7 million and $11 million during the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year, driven primarily by dispositions in 2017 and 2018. The decreases were partially offset by accelerated depreciation of $5 million and $13 million, respectively, related to renovations at certain of our owned hotels. A portion of the depreciation related primarily to technology projects is recovered from our managed and franchised hotels and the corresponding recovery is included in other income (loss), net on our condensed consolidated statements of income.

Selling, general, and administrative expenses.

	Three Months Ended June 30,
	2018	2017	Change
Selling, general, and administrative expenses	$83	$90	$(7)	(8.0)%
Less: rabbi trust impact	(5)	(8)	3	37.6%
Less: stock-based compensation expense	(5)	(5)	—	(7.8)%
Adjusted selling, general, and administrative expenses	$73	$77	$(4)	(5.9)%

	Six Months Ended June 30,
	2018	2017	Change
Selling, general, and administrative expenses	$178	$189	$(11)	(5.4)%
Less: rabbi trust impact	(8)	(20)	12	61.3%
Less: stock-based compensation expense	(23)	(21)	(2)	(11.6)%
Adjusted selling, general, and administrative expenses	$147	$148	$(1)	(0.2)%
Adjusted selling, general, and administrative expenses exclude the impact of expenses related to deferred compensation plans funded through rabbi trusts and stock-based compensation expense. Adjusted selling, general, and administrative expenses, as we define it, is a non-GAAP measure. See "—Non-GAAP Measures" for further discussion of Adjusted selling, general, and administrative expenses.
Adjusted selling, general, and administrative expenses decreased during the three and six months ended June 30, 2018, compared to the same periods in 2017, due to marketing initiatives completed during 2017, including master brand marketing expenses to support the launch of the World of Hyatt loyalty platform. The decrease during the six months ended June 30, 2018 also included recovery of $2 million for legal fees related to a franchise agreement termination for an unopened property in the Americas, partially offset by a $7 million increase in payroll and related costs, including severance charges and the acquisition of exhale.
Costs incurred on behalf of managed and franchised properties.

	Three Months Ended June 30,
	2018	2017	Change
Costs incurred on behalf of managed and franchised properties	$500	$443	$57	12.9%
Less: rabbi trust impact	(3)	(5)	2	33.2%
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$497	$438	$59	13.4%

	Six Months Ended June 30,
	2018	2017	Change
Costs incurred on behalf of managed and franchised properties	$960	$888	$72	8.0%
Less: rabbi trust impact	(5)	(12)	7	58.4%
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$955	$876	$79	8.9%
Excluding the impact of rabbi trust, costs incurred on behalf of managed and franchised properties increased during the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, driven by the growth of our third-party owned full and select service managed and franchised portfolio and higher reimbursements for payroll and related costs, primarily due to sales of owned and leased properties during 2017 and 2018. For the six months ended June 30, 2018, the increase was partially offset by decreased expenses related to the loyalty program as compared to the same period in prior year.

Net gains and interest income from marketable securities held to fund rabbi trusts.

	Three Months Ended June 30,
	2018	2017	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$5	$8	$(3)	(37.6)%
Rabbi trust impact allocated to owned and leased hotels expense	1	1	—	(33.2)%
Net gains and interest income from marketable securities held to fund rabbi trusts	$6	$9	$(3)	(36.8)%

	Six Months Ended June 30,
	2018	2017	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$8	$20	$(12)	(61.3)%
Rabbi trust impact allocated to owned and leased hotels expense	1	4	(3)	(58.4)%
Net gains and interest income from marketable securities held to fund rabbi trusts	$9	$24	$(15)	(60.8)%
Equity earnings (losses) from unconsolidated hospitality ventures.

	Three Months Ended June 30,
	2018	2017	Better / (Worse)
Equity earnings (losses) from unconsolidated hospitality ventures	$2	$1	$1	103.0%

	Six Months Ended June 30,
	2018	2017	Better / (Worse)
Equity earnings (losses) from unconsolidated hospitality ventures	$(11)	$(2)	$(9)	(548.8)%
The increase in equity losses during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was attributable to a $16 million impairment charge related to unconsolidated hospitality ventures in Brazil, which were acquired during the three months ended June 30, 2018. See Part I, Item 1 "Financial Statements—Note 4 to the Condensed Consolidated Financial Statements". The increase in losses during the six months ended June 30, 2018 was partially offset by $10 million of gains recognized from sales activity related to certain unconsolidated hospitality ventures.
Gains on sales of real estate.    During the six months ended June 30, 2018, we recognized a $531 million pre-tax gain related to the sales of Grand Hyatt San Francisco, Andaz Maui at Wailea Resort, and Hyatt Regency Coconut Point Resort and Spa. During the three and six months ended June 30, 2017, we sold Hyatt Regency Louisville and Hyatt Regency Grand Cypress resulting in pre-tax gains of $35 million and $26 million, respectively.
Other income (loss), net.    Other income (loss), net was flat and decreased $61 million during the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year. The decrease during the six months ended June 30, 2018 was driven primarily by the following:

•	Other income decreased due to $94 million of interest income offset by $40 million of realized losses recognized in 2017 related to the redemption of our preferred shares in Playa; and

•
Other losses increased due to a $22 million impairment charge related to an equity security recognized during the three months ended June 30, 2018. See Part I, Item 1 "Financial Statements—Note 4 to the Condensed Consolidated Financial Statements".

In 2018, performance guarantee expense was favorable to prior year by $5 million related to the four managed hotels in France. Additionally, we recognized $4 million of income related to an insurance settlement.

Provision for income taxes.

	Three Months Ended June 30,
	2018	2017	Better / (Worse)
Income before income taxes	$102	$156	$(54)	(34.6)%
Provision for income taxes	(25)	(53)	28	53.5%
Effective tax rate	24.3%	34.2%		9.9%

	Six Months Ended June 30,
	2018	2017	Better / (Worse)
Income before income taxes	$663	$245	$418	170.1%
Provision for income taxes	(175)	(87)	(88)	(100.4)%
Effective tax rate	26.4%	35.5%		9.1%
The decreases in income tax expense and the effective tax rate during the three months ended June 30, 2018, compared to the three months ended June 30, 2017, were driven primarily by a reduction in the U.S. corporate income tax rate from 35% to 21% as a result of the Tax Act. The decrease in income tax expense was also due to a decrease in income before income taxes.
Income tax expense increased during the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to an increase in income before taxes driven by the portfolio sale of Grand Hyatt San Francisco, Andaz Maui at Wailea Resort, and Hyatt Regency Coconut Point Resort and Spa. The decrease in effective tax rate was driven primarily by a reduction in the U.S. corporate income tax rate from 35% to 21% as a result of the Tax Act.
Segment Results
We evaluate segment operating performance using owned and leased hotels revenues, management, franchise, and other fees revenues, and Adjusted EBITDA, as described in Part I, Item 1 "Financial Statements—Note 16 to the Condensed Consolidated Financial Statements."
Owned and leased hotels segment revenues.

	Three Months Ended June 30,
	2018	2017	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$476	$448	$28	6.2%	$3
Non-comparable owned and leased hotels revenues	2	121	(119)	(97.8)%	1
Total owned and leased hotels revenues	478	569	(91)	(15.8)%	4
Other revenues	—	—	—	NM	—
Total segment revenues	$478	$569	$(91)	(15.8)%	$4

	Six Months Ended June 30,
	2018	2017	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$915	$871	$44	5.1%	$11
Non-comparable owned and leased hotels revenues	70	260	(190)	(73.0)%	2
Total owned and leased hotels revenues	985	1,131	(146)	(12.9)%	13
Other revenues	—	13	(13)	NM	—
Total segment revenues	$985	$1,144	$(159)	(13.9)%	$13
The increase in comparable owned and leased hotels revenues during the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was driven by an increase of $26 million at our hotels in the United States and an increase of $2 million at our international hotels. The increase at our hotels in the United States was driven primarily by improved performance at convention hotels and hotels in New York City.

The decrease in non-comparable owned and leased hotels revenues for the three months ended June 30, 2018, compared to the same period in 2017, was driven by the following dispositions:

•
Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch, Hyatt Regency Grand Cypress, Hyatt Regency Monterey Hotel & Spa on Del Monte Golf Course, Hyatt Regency Louisville, and Royal Palms Resort and Spa in 2017; and

•	Andaz Maui at Wailea Resort, Grand Hyatt San Francisco, and Hyatt Regency Coconut Point Resort and Spa in 2018.
The increase in comparable owned and leased hotels revenues during the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was driven by an increase of $33 million at our hotels in the United States and an increase of $11 million at our international hotels. The increase in the United States was driven primarily by improved group and banquet performance in major markets. The increase at our international hotels was driven primarily by a net favorable currency impact of $11 million.
The decrease in non-comparable owned and leased hotels revenues for the six months ended June 30, 2018, compared to the same period in 2017, was driven by the aforementioned dispositions.

	Three Months Ended June 30,
	RevPAR				Occupancy			ADR
	2018	2017	Better / (Worse)	Better / (Worse) Constant $	2018	2017	Change in % pts	2018	2017	Better / (Worse)	Better / (Worse) Constant $
Comparable owned and leased hotels	$182	$174	4.8%	4.1%	79.1%	78.1%	1.0%	$230	$222	3.5%	2.8%

	Six Months Ended June 30,
	RevPAR				Occupancy			ADR
	2018	2017	Better / (Worse)	Better / (Worse) Constant $	2018	2017	Change in Occ % pts	2018	2017	Better / (Worse)	Better / (Worse) Constant $
Comparable owned and leased hotels	$176	$169	4.2%	2.9%	76.8%	76.1%	0.7%	$230	$223	3.2%	1.9%
Excluding the net favorable currency impact, the increase in comparable RevPAR at our owned and leased hotels during the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was driven primarily by increased group demand at our comparable full service hotels, partially offset by lower transient demand due in part to the timing of the Easter holiday impacting the first week of the quarter. Excluding the net favorable currency impact, the increase in comparable RevPAR at our owned and leased hotels during the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was driven primarily by increased group and transient business at our comparable full service hotels.
During the six months ended June 30, 2018, we removed three properties from the comparable owned and leased hotels results as two hotels were sold and one converted from leased to managed.

Owned and leased hotels segment Adjusted EBITDA.

	Three Months Ended June 30,
	2018	2017	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$102	$118	$(16)	(13.4)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	18	18	—	(3.4)%
Segment Adjusted EBITDA	$120	$136	$(16)	(12.1)%

	Six Months Ended June 30,
	2018	2017	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$205	$234	$(29)	(12.7)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	28	44	(16)	(36.9)%
Segment Adjusted EBITDA	$233	$278	$(45)	(16.5)%
Owned and leased hotels Adjusted EBITDA.  Adjusted EBITDA at our owned and leased hotels decreased during the three and six months ended June 30, 2018, compared to the same periods in 2017, including an insignificant and $1 million net favorable currency impact, respectively. Adjusted EBITDA at our non-comparable owned and leased hotels decreased $29 million and $49 million, respectively, due to the aforementioned dispositions. These decreases were partially offset by a $13 million and $20 million increase, respectively, at our comparable owned and leased hotels driven by the aforementioned increases in revenues.
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA.  Our pro rata share of Adjusted EBITDA from our unconsolidated hospitality ventures included an insignificant net unfavorable and net favorable currency impact during both the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The decrease during the six months ended June 30, 2018, compared to the same period in 2017, was driven primarily by Playa's business combination during the first quarter of 2017. See Part I, Item 1 "Financial Statements—Note 4 to the Condensed Consolidated Financial Statements."
Americas management and franchising segment revenues.

	Three Months Ended June 30,
	2018	2017	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$108	$105	$3	2.6%
Contra revenue	(3)	(3)	—	12.3%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	461	409	52	12.6%
Total segment revenues	$566	$511	$55	10.6%

	Six Months Ended June 30,
	2018	2017	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$206	$195	$11	5.8%
Contra revenue	(6)	(6)	—	12.3%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	881	810	71	8.7%
Total segment revenues	$1,081	$999	$82	8.1%

Americas management and franchising revenues included insignificant net unfavorable and net favorable currency impacts during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase in management, franchise, and other fees during the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was driven primarily by a $5 million increase in franchise fees and $2 million increase in management fees attributable to new hotels and improved performance across the region. These increases were partially offset by a $5 million termination fee in the second quarter of 2017 for a hotel that converted from managed to franchised.
The increase in management, franchise, and other fees during the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily due to an $8 million increase in franchise fees and $4 million increase in management fees primarily from new hotels and improved performance across the region and $8 million of proceeds from a legal settlement related to a franchise agreement termination for an unopened property. These increases were partially offset by $9 million of termination fees recognized in 2017 for a hotel that left the chain and a hotel that converted from managed to franchised.
The increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during the three and six months ended June 30, 2018, compared to the same periods in the prior year, was driven by increased reimbursements for payroll and related costs primarily due to sales of owned and leased properties during 2017 and 2018 and increased redemptions related to the loyalty program.

	Three Months Ended June 30,
	RevPAR				Occupancy			ADR
(Comparable Systemwide Hotels)	2018	2017	Better / (Worse)	Better / (Worse) Constant $	2018	2017	Change in % pts	2018	2017	Better / (Worse)	Better / (Worse) Constant $
Americas Full Service	$170	$164	3.8%	4.0%	80.2%	79.5%	0.7%	$212	$206	2.9%	3.1%
Americas Select Service	$117	$114	2.6%	2.6%	81.6%	81.2%	0.4%	$143	$140	2.2%	2.2%

	Six Months Ended June 30,
	RevPAR				Occupancy			ADR
(Comparable Systemwide Hotels)	2018	2017	Better / (Worse)	Better / (Worse) Constant $	2018	2017	Change in Occ % pts	2018	2017	Better / (Worse)	Better / (Worse) Constant $
Americas Full Service	$161	$156	3.5%	3.6%	76.7%	75.5%	1.2%	$210	$206	1.9%	2.0%
Americas Select Service	$110	$107	3.1%	3.1%	77.9%	77.0%	0.9%	$141	$139	1.9%	1.9%
Excluding the net unfavorable currency impact, comparable full service hotels RevPAR increased during the three and six months ended June 30, 2018. The increase during the three months ended June 30, 2018, compared to the same period in the prior year, was driven by increased group revenue due to improved demand in a majority of our top markets, partially offset by lower transient demand due in part to the aforementioned timing of the Easter holiday. The increase during the six months ended June 30, 2018, compared to the same period in the prior year, was driven by strong transient and group ADR throughout the segment.
During the six months ended June 30, 2018, no properties were removed from the comparable Americas full service systemwide hotel results or the comparable Americas select service systemwide hotel results.

Americas management and franchising segment Adjusted EBITDA.

	Three Months Ended June 30,
	2018	2017	Better / (Worse)
Segment Adjusted EBITDA	$96	$93	$3	4.2%

	Six Months Ended June 30,
	2018	2017	Better / (Worse)
Segment Adjusted EBITDA	$183	$169	$14	8.9%
Adjusted EBITDA, which included an insignificant net unfavorable and net favorable currency impact, respectively, increased during the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, driven by management, franchise, and other fees as discussed above. The increase during the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was also driven by the recovery of legal fees related to the aforementioned legal settlement.
ASPAC management and franchising segment revenues.

	Three Months Ended June 30,
	2018	2017	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$30	$27	$3	11.7%
Contra revenue	—	(1)	1	54.4%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	23	20	3	19.0%
Total segment revenues	$53	$46	$7	14.5%

	Six Months Ended June 30,
	2018	2017	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$60	$52	$8	15.7%
Contra revenue	(1)	(1)	—	57.6%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	43	37	6	17.4%
Total segment revenues	$102	$88	$14	16.2%
ASPAC management and franchising revenues included $1 million and $2 million net favorable currency impacts during the three and six months ended June 30, 2018, respectively, compared to the three and six months ended June 30, 2017. The increases in management, franchise, and other fees were driven by increases in management fees primarily due to higher base and incentive fees related to new hotels and improved performance in Greater China. We also recognized higher incentive fees due to improved performance across the remainder of the region.
The increases in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during the three and six months ended June 30, 2018, compared to the same periods in 2017, were driven by growth of our full and select service portfolio and increased redemptions related to the loyalty program.

	Three Months Ended June 30,
	RevPAR				Occupancy			ADR
(Comparable Systemwide Hotels)	2018	2017	Better / (Worse)	Better / (Worse) Constant $	2018	2017	Change in % pts	2018	2017	Better / (Worse)	Better (Worse) Constant $
ASPAC Full Service	$154	$143	7.8%	4.2%	74.9%	72.7%	2.2%	$205	$196	4.6%	1.1%
ASPAC Select Service	$67	$57	16.3%	8.0%	75.1%	73.0%	2.1%	$89	$78	13.1%	5.0%

	Six Months Ended June 30,
	RevPAR				Occupancy			ADR
(Comparable Systemwide Hotels)	2018	2017	Better / (Worse)	Better / (Worse) Constant $	2018	2017	Change in Occ % pts	2018	2017	Better / (Worse)	Better (Worse) Constant $
ASPAC Full Service	$155	$141	9.9%	5.5%	73.6%	70.7%	2.9%	$210	$199	5.5%	1.3%
ASPAC Select Service	$68	$55	22.1%	12.7%	74.5%	71.1%	3.4%	$91	$78	16.6%	7.6%
Excluding the net favorable currency impact, the increases in RevPAR during the three and six months ended June 30, 2018, compared to the same periods in 2017, were driven by increased occupancy across the region, most notably in Greater China driven by strong performance at new hotels and existing hotels in the Hong Kong market. Additionally, Japan experienced higher demand due to increased inbound travel. These increases were partially offset by weak demand in South Korea.
During the three and six months ended June 30, 2018, one property was removed from the comparable ASPAC full service systemwide hotel results as it left the chain and no properties were removed from the ASPAC select service systemwide hotel results.
ASPAC management and franchising segment Adjusted EBITDA.

	Three Months Ended June 30,
	2018	2017	Better / (Worse)
Segment Adjusted EBITDA	$18	$16	$2	6.6%

	Six Months Ended June 30,
	2018	2017	Better / (Worse)
Segment Adjusted EBITDA	$36	$31	$5	14.6%
Adjusted EBITDA increased during the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, including a $1 million and $2 million net favorable currency impact, respectively. The increases were driven by the aforementioned increases in management, franchise, and other fees, partially offset by increases in payroll and related costs primarily for development activity in Greater China.

EAME/SW Asia management and franchising segment revenues.

	Three Months Ended June 30,
	2018	2017	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$19	$16	$3	20.6%
Contra revenue	(2)	(1)	(1)	(2.4)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	17	14	3	17.3%
Total segment revenues	$34	$29	$5	20.1%

	Six Months Ended June 30,
	2018	2017	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$37	$32	$5	19.5%
Contra revenue	(3)	(2)	(1)	(9.9)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	33	26	7	22.4%
Total segment revenues	$67	$56	$11	21.3%
EAME/SW Asia management and franchising revenues included insignificant and $1 million net favorable currency impacts during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increases in management, franchise, and other fees were driven primarily by improved performance in Europe and India and new hotels in the region. The increases in Europe were driven primarily by hotels in Russia, which benefited from hosting the FIFA World Cup.
The increases in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during the three and six months ended June 30, 2018, compared to the same periods in 2017, were driven by growth of our full and select service portfolio and increased redemptions related to the loyalty program.

	Three Months Ended June 30,
	RevPAR				Occupancy			ADR
(Comparable Systemwide Hotels)	2018	2017	Better / (Worse)	Better / (Worse) Constant $	2018	2017	Change in % pts	2018	2017	Better / (Worse)	Better / (Worse) Constant $
EAME/SW Asia Full Service	$128	$119	7.7%	6.5%	65.9%	63.6%	2.3%	$194	$187	4.0%	2.9%
EAME/SW Asia Select Service	$73	$67	9.0%	4.9%	75.5%	73.8%	1.7%	$96	$90	6.6%	2.6%

	Six Months Ended June 30,
	RevPAR				Occupancy			ADR
(Comparable Systemwide Hotels)	2018	2017	Better / (Worse)	Better / (Worse) Constant $	2018	2017	Change in Occ % pts	2018	2017	Better / (Worse)	Better / (Worse) Constant $
EAME/SW Asia Full Service	$128	$116	10.3%	6.8%	66.7%	63.7%	3.0%	$191	$182	5.3%	1.9%
EAME/SW Asia Select Service	$70	$63	12.0%	6.6%	71.9%	68.2%	3.7%	$98	$92	6.3%	1.1%
Excluding the net favorable currency impacts, the increases in comparable full service RevPAR during the three and six months ended June 30, 2018, compared to the same periods in 2017, were driven primarily by Russia, Switzerland, France, Turkey, and India. In particular, Russia benefited from hosting the FIFA World Cup, and Switzerland and France benefited from higher demand. Turkey experienced improved market conditions, while the increases in India were driven by improved group performance.
During the three and six months ended June 30, 2018, no properties were removed from the comparable EAME/SW Asia full service systemwide hotel results and one property was removed from the comparable EAME/SW Asia select service systemwide hotel results as a result of significant renovations.
EAME/SW Asia management and franchising segment Adjusted EBITDA.

	Three Months Ended June 30,
	2018	2017	Better / (Worse)
Segment Adjusted EBITDA	$11	$8	$3	50.3%

	Six Months Ended June 30,
	2018	2017	Better / (Worse)
Segment Adjusted EBITDA	$21	$16	$5	38.0%
Adjusted EBITDA increased during the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, including insignificant and $1 million net favorable currency impacts, respectively. The increases were driven by the aforementioned increases in management, franchise, and other fees.
Corporate and other.

	Three Months Ended June 30,
	2018	2017	Better / (Worse)
Corporate and other revenues	$32	$26	$6	21.0%
Corporate and other Adjusted EBITDA	$(27)	$(29)	$2	7.4%

	Six Months Ended June 30,
	2018	2017	Better / (Worse)
Corporate and other revenues	$64	$48	$16	35.3%
Corporate and other Adjusted EBITDA	$(56)	$(57)	$1	2.2%
Corporate and other revenues increased during the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, driven primarily by the acquisition of exhale.

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
The charts below illustrate Adjusted EBITDA by segment for the three and six months ended June 30, 2018 and June 30, 2017:
*Consolidated Adjusted EBITDA for the three months ended June 30, 2018 included corporate and other Adjusted EBITDA of $(27) million.
**Consolidated Adjusted EBITDA for the three months ended June 30, 2017 included corporate and other Adjusted EBITDA of $(29) million.

*Consolidated Adjusted EBITDA for the six months ended June 30, 2018 included eliminations of $3 million and corporate and other Adjusted EBITDA of $(56) million.
**Consolidated Adjusted EBITDA for the six months ended June 30, 2017 included eliminations of $5 million and corporate and other Adjusted EBITDA of $(57) million.

The table below provides a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended June 30,
	2018	2017	Change
Net income attributable to Hyatt Hotels Corporation	$77	$103	$(26)	(24.6)%
Interest expense	19	20	(1)	(6.2)%
Provision for income taxes	25	53	(28)	(53.5)%
Depreciation and amortization	79	86	(7)	(8.9)%
EBITDA	200	262	(62)	(23.8)%
Contra revenue	5	5	—	12.2%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(502)	(443)	(59)	(13.3)%
Costs incurred on behalf of managed and franchised properties	500	443	57	12.9%
Equity (earnings) losses from unconsolidated hospitality ventures	(2)	(1)	(1)	(103.0)%
Stock-based compensation expense	5	5	—	7.8%
Gains on sales of real estate	(1)	(60)	59	98.3%
Other (income) loss, net	(5)	(5)	—	12.1%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	18	18	—	(3.4)%
Adjusted EBITDA	$218	$224	$(6)	(2.7)%

	Six Months Ended June 30,
	2018	2017	Change
Net income attributable to Hyatt Hotels Corporation	$488	$158	$330	209.7%
Interest expense	38	41	(3)	(6.8)%
Provision for income taxes	175	87	88	100.4%
Depreciation and amortization	162	173	(11)	(6.6)%
EBITDA	863	459	404	88.1%
Contra revenue	10	9	1	15.3%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(958)	(873)	(85)	(9.7)%
Costs incurred on behalf of managed and franchised properties	960	888	72	8.0%
Equity (earnings) losses from unconsolidated hospitality ventures	11	2	9	548.8%
Stock-based compensation expense	23	21	2	11.6%
Gains on sales of real estate	(530)	(60)	(470)	(785.3)%
Other (income) loss, net	13	(48)	61	127.5%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	28	44	(16)	(36.9)%
Adjusted EBITDA	$420	$442	$(22)	(5.0)%

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
Recent Transactions Affecting our Liquidity and Capital Resources
During the six months ended June 30, 2018 and June 30, 2017, various transactions impacted our liquidity. See "—Sources and Uses of Cash."
Sources and Uses of Cash

	Six Months Ended June 30,
	2018	2017
Cash provided by (used in):
Operating activities	$30	$310
Investing activities	774	90
Financing activities	(647)	(219)
Effect of exchange rate changes on cash	1	2
Cash, cash equivalents, and restricted cash reclassified to assets held for sale	(9)	—
Net increase in cash, cash equivalents, and restricted cash	$149	$183
Cash Flows from Operating Activities
Cash provided by operating activities decreased by $280 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to higher tax payments in the current year driven by certain transactions in 2018 and 2017 and $94 million of interest income received upon the redemption of our Playa preferred shares in the prior year.
Cash Flows from Investing Activities
During the six months ended June 30, 2018:

•
We sold Grand Hyatt San Francisco, Andaz Maui at Wailea Resort, and Hyatt Regency Coconut Point Resort and Spa to an unrelated third party as a portfolio for approximately $992 million, net of proration adjustments and closing costs. Proceeds from the sale of Hyatt Regency Coconut Point Resort and Spa of $221 million are held as restricted for use in a potential like-kind exchange.

•	We received proceeds of $10 million resulting from sales activity related to certain equity method investments.

•	We invested $121 million in capital expenditures (see "—Capital Expenditures").

•	We had net purchases of $92 million of marketable securities and short-term investments.

During the six months ended June 30, 2017:

•	We sold Hyatt Regency Grand Cypress for approximately $202 million of net cash proceeds, which was recorded as restricted cash.

•	We received distributions of $196 million related to the redemption of our Playa preferred shares.

•	We sold Hyatt Regency Louisville for approximately $65 million of net cash proceeds, which was recorded as restricted cash.

•	We sold land and construction in progress to an unconsolidated hospitality venture, in which we have a 50% ownership interest for approximately $29 million.

•	We acquired Miraval for approximately $237 million.

•	We invested $133 million in capital expenditures (see "—Capital Expenditures").

•	We invested $23 million in unconsolidated hospitality ventures.
Cash Flows from Financing Activities
During the six months ended June 30, 2018:

•
We repurchased 7,715,794 shares of common stock at a weighted-average price of $78.45 for $588 million. Of the shares repurchased, 2,481,341 were delivered in settlement of the May 2018 ASR and 244,260 were delivered in the settlement of the November 2017 ASR in 2018, for which payment was made during 2017.

•	We paid two quarterly cash dividends of $0.15 per share on Class A common stock and Class B common stock totaling $35 million.

•	We had borrowings and repayments of $20 million on our revolving credit facility.

•	We redeemed the Miraval preferred shares for approximately $10 million.
During the six months ended June 30, 2017:

•
We repurchased 5,480,636 shares of common stock at a weighted-average price of $52.48 for an aggregate purchase price of $288 million. Included in the repurchases were 4,596,822 shares repurchased under the March 2017 ASR at a price of $52.21 per share for an aggregate purchase price of $240 million.

•	We drew $420 million and subsequently repaid $290 million on our revolving credit facility.

•	In conjunction with the acquisition of Miraval, we issued $9 million of redeemable preferred shares of a subsidiary.
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

	June 30, 2018	December 31, 2017
Consolidated debt (1)	$1,440	$1,451
Stockholders’ equity	3,695	3,837
Total capital	5,135	5,288
Total debt to total capital	28.0%	27.4%
Consolidated debt (1)	1,440	1,451
Less: Cash and cash equivalents and short-term investments	(782)	(552)
Net consolidated debt	$658	$899
Net debt to total capital	12.8%	17.0%
(1) Excludes approximately $560 million and $580 million of our share of unconsolidated hospitality venture indebtedness at June 30, 2018 and December 31, 2017, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements.

Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance and technology, enhancements to existing properties, and investment in new properties under development or recently opened. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations.

	Six Months Ended June 30,
	2018	2017
Maintenance and technology	$26	$39
Enhancements to existing properties	67	63
Investment in new properties under development or recently opened	28	31
Total capital expenditures	$121	$133
Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes at June 30, 2018. Interest on the Senior Notes is payable semi-annually.

Description	Principal Amount
2019 Notes	$196
2021 Notes	250
2023 Notes	350
2026 Notes	400
Total	$1,196
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at June 30, 2018.
Revolving Credit Facility
We had no outstanding balance on our revolving credit facility at June 30, 2018 and December 31, 2017. At June 30, 2018, we had available borrowing capacity of approximately $1.5 billion, net of outstanding undrawn letters of credit.
We are in compliance with all applicable covenants under the revolving credit facility at June 30, 2018.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $299 million and $309 million in letters of credit issued directly with financial institutions outstanding at June 30, 2018 and December 31, 2017, respectively. These letters of credit had weighted-average fees of 93 basis points and a range of maturity of up to approximately three years at June 30, 2018.
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
Loyalty Program Future Redemption Obligation and Revenue Recognition
We utilize an actuary to assist with the valuation of the deferred revenue liability related to the World of Hyatt loyalty platform. Changes in the estimates, including the estimate of the breakage for points that will not be redeemed, could result in a material change to our liability and the amount of revenue we recognize when redemptions occur.

At June 30, 2018, our total deferred revenue liability related to the loyalty program was $581 million. A 10% decrease in the breakage assumption would result in an increase in the liability of approximately $30 million on a full year basis.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At June 30, 2018, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
Interest Rate Risk
In the normal course of business, we are exposed to the impact of interest rate changes due to our borrowing activities. Our objective is to manage the risk of interest rate changes on the results of operations, cash flows, and the market value of our debt by creating an appropriate balance between our fixed and floating-rate debt. We enter into interest rate derivative transactions from time to time, including interest rate swaps and interest rate locks, in order to maintain a level of exposure to interest rate variability that we deem acceptable.
During the three months ended June 30, 2018, we entered into two interest rate locks with a total notional value of $425 million to hedge a portion of the risk of changes in the benchmark interest rate associated with long-term debt we anticipate issuing in the future (see Part I, Item 1 "Financial Statements—Note 9 to the Condensed Consolidated Financial Statements"). At June 30, 2018 and December 31, 2017, we did not hold any interest rate swap contracts.
The following table sets forth the contractual maturities and the total fair values at June 30, 2018 for our financial instruments materially affected by interest rate risk:

	Maturities by Period
	2018	2019	2020	2021	2022	Thereafter	Total Carrying Amount (1)	Total Fair Value
Fixed-rate debt	$4	$200	$5	$255	$5	$913	$1,382	$1,410
Average interest rate (2)							4.88%
Floating-rate debt	$2	$5	$5	$5	$5	$36	$58	$69
Average interest rate (2)							7.94%
(1) Excludes capital lease obligations of $13 million and unamortized discounts and deferred financing fees of $13 million.
(2) Average interest rate at June 30, 2018.
Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. The U.S. dollar equivalents of the notional amounts of the outstanding forward contracts, the majority of which relate to intercompany transactions, with terms of less than one year, were $264 million and $254 million at June 30, 2018 and December 31, 2017, respectively.
We intend to offset the gains and losses related to our third-party debt, debt repayment guarantees, and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income. Our exposure to market risk has not materially changed from what we previously disclosed in our 2017 Form 10-K.
For the three and six months ended June 30, 2018, the effect of these derivative instruments within other income (loss), net on our condensed consolidated statements of income were gains of $14 million and $8 million, respectively. For the three and six months ended June 30, 2017, the effect of these derivative instruments within other income (loss), net on our condensed consolidated statements of income were losses of $3 million and $8 million, respectively. We offset the gains and losses on our foreign currency forward contracts with gains and losses related to our intercompany loans and transactions, such that there is a negligible effect to net income.

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
Changes in Internal Control Over Financial Reporting.    There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition on our financial statements to facilitate the adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standards.

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
Item 1A. Risk Factors.
At June 30, 2018, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A and Class B common stock during the quarter ended June 30, 2018:

	Total number of shares purchased (1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
April 1 to April 30, 2018	1,153,509	$76.54	1,153,509	$699,706,331
May 1 to May 31, 2018 (2)	4,818,886	$79.06	4,818,886	$276,767,483
June 1 to June 30, 2018 (2)	533,412	$80.53	533,412	$275,767,704
Total	6,505,807	$78.73	6,505,807

(1)
On each of May 4, 2017 and December 14, 2017, we announced the approvals of expansions of our share repurchase program pursuant to which we are authorized to purchase up to an additional $500 million and $750 million, respectively, of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. The repurchase program does not have an expiration date. At June 30, 2018, we had approximately $276 million remaining under the share repurchase authorization. During the period, we entered into our May 2018 ASR, which also settled during the quarter. See Part I, Item 1 "Financial Statements—Note 13 to the Condensed Consolidated Financial Statements" for further detail.

(2)
The repurchase of shares includes the initial delivery and settlement of the May 2018 ASR. The initial delivery of shares occurred in May 2018, and the final tranche of shares was delivered in June 2018 in full settlement. Overall, we repurchased 2,481,341 shares pursuant to the May 2018 ASR at a weighted-average price per share of $80.60, representing our average share price over the duration of the May 2018 ASR agreement less a discount. See Part I, Item 1 "Financial Statements—Note 13 to the Condensed Consolidated Financial Statements" for further details regarding the May 2018 ASR.

Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
On July 31, 2018, we filed a Certificate of Retirement with the Secretary of State of the State of Delaware to retire 300,000 shares of Class B common stock, $0.01 par value per share, of the Company (the “Class B common stock”). All 300,000 shares of Class B common stock were converted into shares of Class A common stock in connection with the previously disclosed repurchase by the Company of an aggregate of 300,000 shares of Class B common stock from certain selling stockholders, which closed on May 25, 2018. The Company’s Amended and Restated Certificate of Incorporation requires that any shares of Class B common stock that are converted into shares of Class A common stock be retired and may not be reissued.
Effective upon filing, the Certificate of Retirement amended the Amended and Restated Certificate of Incorporation of the Company to reduce the total authorized number of shares of capital stock of the Company by 300,000 shares. The total number of authorized shares of the Company is now 1,410,064,055, such shares consisting of 1,000,000,000 shares designated Class A common stock, 400,064,055 shares designated Class B common stock, and 10,000,000 shares designated Preferred Stock, par value $0.01 per share. A copy of the Certificate of Retirement is attached as Exhibit 3.1 hereto.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Hyatt Hotels Corporation

3.2
Amended and Restated Bylaws of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 11, 2014)

+10.1
Advisory Agreement, by and between Hyatt Hotels Corporation and Bare Hill Advisory LLC, dated as of May 31, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on June 1, 2018)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Hyatt Hotels Corporation

Date:	August 1, 2018	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in his capacity as the principal financial officer of the registrant.

Hyatt Hotels Corporation

Date:	August 1, 2018	By:	/s/ Patrick J. Grismer
Patrick J. Grismer
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)