Form 10-K
period 2018-12-31
Hyatt Hotels Corp
filed 2019-02-14
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No   ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
At June 29, 2018, the aggregate market value of the registrant's Class A common stock, $0.01 par value, held by non-affiliates of the registrant was approximately $3,316.5 million (based upon the closing sale price of the Class A common stock on June 29, 2018 on The New York Stock Exchange). The market value of the registrant's Class B common stock is not included in the above value as there is no active market for such stock.
At January 31, 2019, there were 38,870,443 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 67,115,828 shares of the registrant's Class B common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Proxy Statement for its 2019 Annual Meeting of Stockholders to be held on May 15, 2019.

HYATT HOTELS CORPORATION

FISCAL YEAR ENDED DECEMBER 31, 2018

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

•	our ability to successfully achieve certain levels of operating profits at hotels that have performance tests or guarantees in favor of our third-party owners;

•	the impact of hotel renovations and redevelopments;

•
risks associated with our capital allocation plans and common stock repurchase program and other forms of shareholder capital return, including the risk that our common stock repurchase program could increase volatility and fail to enhance shareholder value;

•	our intention to pay a quarterly cash dividend and the amounts thereof, if any;

•	the seasonal and cyclical nature of the real estate and hospitality businesses;

•	changes in distribution arrangements, such as through internet travel intermediaries;

•	changes in the tastes and preferences of our customers;

•	relationships with colleagues and labor unions and changes in labor laws;

•	the financial condition of, and our relationships with, third-party property owners, franchisees, and hospitality venture partners;

•	the possible inability of third-party owners, franchisees, or development partners to access capital necessary to fund current operations or implement our plans for growth;

•	risks associated with potential acquisitions and dispositions and the introduction of new brand concepts;

•	the timing of acquisitions and dispositions, and our ability to successfully integrate completed acquisitions with existing operations;

•	failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals);

•
our ability to successfully execute on our strategy to expand our management and franchising business while at the same time reducing our real estate asset base within targeted timeframes and at expected values;

•	declines in the value of our real estate assets;

•	unforeseen terminations of our management or franchise agreements;

•	changes in federal, state, local, or foreign tax law;

•	the impact of changes in the tax code as a result of the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act") and uncertainty as to how some of those changes may be applied;

•	increases in interest rates and operating costs;

•	foreign exchange rate fluctuations or currency restructurings;

•	lack of acceptance of new brands or innovation;

•	general volatility of the capital markets and our ability to access such markets;

•	changes in the competitive environment in our industry, including as a result of industry consolidation, and the markets where we operate;

•	our ability to successfully grow the World of Hyatt loyalty program;

•	cyber incidents and information technology failures;

•	outcomes of legal or administrative proceedings; and

•	violations of regulations or laws related to our franchising business.
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
As used in this annual report, the term "properties" refers to hotels, resorts, and other properties, including branded spas and fitness studios, and residential, vacation, and condominium ownership units that we develop, own, operate, manage, franchise, or to which we provide services or license our trademarks. "Hyatt portfolio of properties" or "portfolio of properties" refers to hotels and other properties that we develop, own, operate, manage, franchise, license, or provide services to, including under the Park Hyatt, Miraval, Grand Hyatt, Alila, Andaz, The Unbound Collection by Hyatt, Destination, Hyatt Regency, Hyatt, Hyatt Ziva, Hyatt Zilara, Thompson, Hyatt Centric, Hyatt House, Hyatt Place, Joie de Vivre, tommie, Exhale, and Hyatt Residences Club brands. Our "worldwide hotel portfolio" includes our full and select service hotels. Our "worldwide property portfolio" includes our wellness and all-inclusive resorts, branded spas and fitness studios, and residential, vacation, and condominium ownership units in addition to our worldwide hotel portfolio. "Residential ownership units" refer to residential units that we manage, own, or to which we provide services or license our trademarks (such as serviced apartments and Hyatt-branded residential units) that are typically part of a mixed-use project and located either adjacent to or near a full service hotel that is a member of the Hyatt portfolio of properties or in unique leisure locations. "Vacation ownership units" refer to the fractional and timeshare vacation ownership properties with respect to which we license our trademarks and that are part of the Hyatt Residence Club. "Condominium ownership units" refer to whole ownership residential units (condominium and private residences) that we provide services to and, in some cases management of, the rental programs or homeowner associations associated with such units. "Hospitality ventures" refer to entities in the hospitality industry in which we own less than a 100% equity interest.
Additionally, through strategic relationships, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and which operate under other tradenames or marks owned by such hotel or licensed by third parties.
As used in this annual report, the term "colleagues" refers to the more than 139,000 individuals working at our corporate and regional offices and our managed, franchised, and owned properties in 60 countries around the world. We directly employ approximately 54,000 of these colleagues. The remaining colleagues are employed by third-party owners and franchisees of our properties.
Park Hyatt®, Miraval®, Grand Hyatt®, Alila®, Andaz®, The Unbound Collection by Hyatt®, Destination®, Hyatt Regency®, Hyatt®, Hyatt Ziva™, Hyatt Zilara™, Thompson Hotels®, Hyatt Centric®, Hyatt House®, Hyatt Place®, tommie™, Exhale®, Hyatt Residence Club®, Hyatt Residences®, World of Hyatt®, Hyatt Resorts™, and related trademarks, logos, trade names, and service marks appearing in this annual report are the property of Hyatt Corporation or another wholly owned subsidiary of Hyatt Hotels Corporation. All other trademarks, trade names, or service marks appearing in this annual report are the property of their respective owners.

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
Overview
Hyatt Hotels Corporation is a global hospitality company with widely recognized, industry leading brands and a tradition of innovation developed over our sixty-year history. We develop, own, operate, manage, franchise, license, or provide services to a portfolio of properties, consisting of full service hotels, select service hotels, resorts, and other properties, including branded spas and fitness studios, timeshare, fractional, and other forms of residential, vacation, and condominium ownership units. At December 31, 2018, our worldwide hotel portfolio consisted of 843 hotels (208,207 rooms). See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" for a categorized breakdown of our portfolio.
Our full service properties operate under seven brands: Park Hyatt, Grand Hyatt, Hyatt Regency, Hyatt, Andaz, Hyatt Centric, and The Unbound Collection by Hyatt. Additionally, in 2018, we acquired Two Roads Hospitality LLC ("Two Roads") and added five brands to our portfolio - Alila, Destination, Thompson, Joie de Vivre, and tommie. In 2017, we acquired Miraval Group ("Miraval") and Exhale Enterprises, Inc. ("Exhale"), forming a distinct wellness category within our portfolio of brands. Our two select service brands are Hyatt Place and Hyatt House. Our all-inclusive resort brands are Hyatt Ziva and Hyatt Zilara. We also manage, provide services to, or license our trademarks with respect to residential ownership units that are often adjacent to a Hyatt-branded full service hotel. Additionally, for condominium ownership units, we provide services and/or manage the rental programs or homeowner associations associated with such units. We consult with third parties in the design and development of such mixed-use projects. We license certain of our trademarks with respect to vacation ownership units, which are part of Hyatt Residence Club.
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
We primarily derive our revenues from owned and leased hotel operations, management, franchise, and other fees, and other revenues from managed and franchised properties. For each of the years ended December 31, 2018 and December 31, 2017, revenues totaled $4.5 billion, net income attributable to Hyatt Hotels Corporation totaled $769 million and $389 million, respectively, and Adjusted EBITDA totaled $777 million and $792 million, respectively. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics Evaluated by Management—Adjusted Earnings Before Interest Expense, Taxes, Depreciation, and Amortization ("Adjusted EBITDA") and EBITDA" for our definition of Adjusted EBITDA, why we present it, and for a reconciliation of our net income attributable to Hyatt Hotels Corporation to consolidated Adjusted EBITDA for the periods presented.
Our Purpose, Vision, Mission, and Values
Our Purpose
We care for people so they can be their best.
Our Vision
A world of understanding and care.
Our Mission
To deliver distinctive experiences for our guests.

Our Values
Respect, integrity, humility, empathy, creativity, and fun are our shared core values.
Our purpose, vision, mission, and values are brought to life by our colleagues, whom we refer to as the Hyatt family. We believe our colleagues embody our purpose of caring for people, including each other, our guests, and ultimately our property owners. This commitment to genuine service and care is what differentiates us and drives guest preference. The management teams at each of our managed properties lead by example, and we provide them with the appropriate autonomy to make operational decisions in the best interests of the hotel and brand. We believe the managers of our franchised properties are experienced operators with high standards who have demonstrated commitment to our values and our approach to caring for guests to enhance guest satisfaction. High levels of guest satisfaction lead to increased guest preference for our brands, which we believe results in a strengthened revenue base over the long term. We also believe engaged colleagues will enhance efficient operation of our properties, resulting in improved financial results for our owners. Sustained adherence to these principles is a basis for our brand reputation and is one of the principal factors behind the decisions of our diverse group of owners and developers to invest in the Hyatt portfolio of properties around the world. We work with existing and prospective owners and developers to increase our presence around the world, which we expect will lead to guest satisfaction, brand preference, and new channels of professional growth for our colleagues.
Our Competitive Strengths
We have significant competitive strengths that support our mission to deliver distinctive experiences for our guests and drive growth and create value for our customers, colleagues, and shareholders.
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
Global Platform with Compelling Growth Potential.    Our existing global presence is widely distributed, and our hotels operate in some of the most populous urban centers around the globe. We believe our existing hotels, located in key markets around the globe, provide us with a strong platform from which to selectively pursue new growth opportunities in markets where our brands are less prevalent. Our dedicated development executives in offices around the world apply their experience, market expertise, and knowledge to ensure the Hyatt portfolio of properties enhances preference for our brands. An important aspect of our compelling growth potential is our strong brand presence in higher growth markets such as Greater China and India. The combination of our existing locations and brands, experienced development team, World of Hyatt loyalty program, established third-party relationships, and significant access to capital provides us with a strong foundation for future growth and long-term value creation.
Deep Culture and Experienced Management Teams.    Hyatt has a strong culture rooted in values that have supported our past success and form the foundation for our future. The members of the Hyatt family are united by shared values, a single purpose, and common goals that include delivering experiences that drive customer preference while driving efficient hotel operations and strong owner returns. Our colleagues at Hyatt properties are guided by an experienced and dedicated team including general managers and regional leadership teams that provide resources, mentorship and coaching, owner support, and other assistance. The general managers at our full service managed hotels have an average tenure of approximately 18 years, and senior operating management has an average of approximately 30 years of experience in the industry. Our seasoned executive management team sets overall policies for our Company, supports our regional teams and our colleagues around the world, provides strategic direction, and leads our global growth initiatives.
Strong Capital Base and Disciplined Financial Approach.    Our approach is to maintain appropriate levels of financial leverage through industry cycles and economic downturns. At December 31, 2018, we had cash and cash equivalents and short-term investments of $686 million and available borrowing capacity of $1.5 billion. We believe that as a result of our balance sheet strength, we are uniquely positioned to take advantage of strategic opportunities to develop or acquire properties and brands or invest in new lines of business. We adhere to a formal investment process in evaluating such opportunities with input from various groups within our global organization.
Diverse Exposure to Hotel Management, Franchising, Ownership, and Development.    We believe our experience as a global multi-brand manager, franchisor, owner, and developer of hotels makes us one of the best positioned hospitality companies in the world. Our mix of managed, franchised, and owned properties provides a broad and diverse base of revenues, profits, and cash flows and gives us flexibility to evaluate growth opportunities across our lines of business.
High-Quality Owned Hotels are Located in Desirable Markets and are a Source of Capital for New Growth Investments.    At December 31, 2018, our owned and leased portfolio totaled 40 owned or leased properties (33 of which are owned) and 22 managed or franchised properties that are owned or leased (21 of which are owned) by unconsolidated hospitality ventures. Our owned full service hotels are located primarily in key markets, including major business centers and leisure destinations with strong growth potential, such as Chicago, London, New York, Paris, Miami, Seoul, and Zurich. Our unconsolidated hospitality ventures include 50% ownership interests in properties in Mumbai and São Paulo. A number of our owned hotels and unconsolidated hospitality venture properties are unique assets with high brand recognition and a strong position in their local markets. We believe our owned assets provide us the opportunity to support growth through the disposition of selected assets to fund expansions of our core business as well as the opportunity to unlock additional shareholder value through targeted dispositions that allow for incremental return of capital to shareholders or additional strategic investments that provide new avenues for growth.
Our Business Strategy
Our strategy to drive long-term sustainable growth and create value for customers, colleagues, and shareholders is focused on the following three areas:

•	Maximize Our Core Business: We will continue to grow and operate our core business to the best of our ability in order to be best-in-class while generating profits to fuel our growth.

•
Integrate New Growth Platforms: We are identifying new opportunities and areas to invest in which our guests care about and that provide additional paths for growth (including wellness-related businesses).

•
Optimize Capital Deployment: We are taking a comprehensive and disciplined approach to our deployment of capital, including the sell-down of a portion of our owned real estate. We believe this will allow us to fuel the growth of our core management and franchising business, invest in new growth platforms, and return capital to our shareholders.

We implement our strategy through a focus on four strategic priorities:
Cultivate the Best People and Evolve the Culture
We focus on cultivating the best people and evolving the culture by attracting, developing, rewarding, and retaining individuals who distinguish Hyatt from our competitors and provide a unique experience to our guests. We recognize our people and our culture are our greatest assets and the core of our strategy. Our goal is to develop a strong pipeline of colleagues who are purpose driven, bring diverse perspectives, and have an agile, entrepreneurial mindset and to provide them with opportunities to fulfill their personal potential and development while helping to make Hyatt successful.
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

Drive Guest and Customer Personalization
We aim to foster direct relationships with our guests by engaging with them in more direct ways, such as direct booking, communication, digital engagement, and on-property interactions. We continuously strive to uncover new opportunities for personalizing the guest experience in each of our brands. Truly understanding our guests informs everything we do, from the way we design our properties to the way we cultivate our food and beverage offerings.
We develop loyalty by fostering personal relationships and creating emotional connections that inspire brand preference. We believe true loyalty is built by deep interpersonal connections, authenticity, care, and trust. In 2017, we launched World of Hyatt to continue celebrating members, build community, and engage with high-end travelers. We have since enhanced, and intend to continue to enhance, the program over time. The World of Hyatt loyalty program is designed to attract new guests, demonstrate loyalty to our existing guests, and build long lasting and meaningful relationships with guests. In addition, Hyatt's co-branded Visa credit cards with Chase Bank USA, N.A. increase the frequency and relevancy of member engagement with World of Hyatt.
Operate with Excellence
A key component of our strategy is to maximize revenues and manage costs at our managed hotel properties. We strive to optimize revenues by focusing on revenue management and establishing and increasing guest loyalty to our brands. We work to expand Hyatt's share of rooms revenues by continuously striving to provide genuine guest service and delivering value to our guests. Our existing customer base is diverse with different needs and preferences. We aim to provide differentiated service and product offerings targeted at each customer segment within each of our brands, including meeting planners and group business, leisure guests, and business travelers, in order to satisfy our customers' specific needs.
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
Grow With Intent
We are focused on creating long-term shareholder value and on where and how we invest to expand our presence in key locations. We believe the scale of our presence around the world is small relative to the recognition of our brands and our excellent reputation for service and, therefore, we have a unique opportunity to grow.

o
Increase Market Presence.    We focus our expansion efforts on under-penetrated markets where we already have an established presence and on locations where our guests are traveling, but where we do not have a presence. We intend to expand our presence by increasing the number of hotels in the Hyatt portfolio, primarily by entering into new management and franchise agreements. We believe our intense focus on each customer group that we serve and our understanding of how we can serve them in new locations will result in quality growth. Over the past few years, we have made significant progress in expanding our presence through development of new hotels, conversion of existing hotels, and most recently, the acquisition of Two Roads. Additionally, we are focused on continued growth of our development pipeline. We have expanded our pipeline by an average of over 12% per year since the time of our IPO in 2009. Since 2009, we have also entered 246 new markets and 19 new countries. Expansion in dynamic markets like Greater China and India is central to our growth strategy as representation in key cities and resort destinations provides us with the opportunity to drive preference for our brands as we serve a broader base of guests in these high growth and under-penetrated markets. At December 31, 2018, there were over 170 hotels open or under development in Greater China in markets such as Beijing, Hong Kong, Shanghai, and Shenzhen. In India, there were over 60 hotels open or under development at December 31, 2018. In addition to Greater China and India, we have also announced further expansion plans into diverse international markets including Albania, Canada, Hungary, Indonesia, Ireland, and Vietnam.

o
Expand Select Service Presence.    We continue to expand the Hyatt Place and Hyatt House brands, which we believe will support our overall growth and enhance the performance of all of our brands. We intend to grow our select service presence through third-party construction of new franchised properties, conversion and renovation of existing non-Hyatt properties, and in limited cases, support of the development of new managed properties. We believe the opportunity for properties providing a select offering of services at a lower price point than full service hotels is particularly compelling in certain markets, including Greater China, India, and the Middle East, where there is a large and growing middle class along with a meaningful number of local business travelers. At December 31, 2018, we had 46 Hyatt Place hotels and 10 Hyatt House hotels operating outside of the United States in 19 and 6 countries, respectively, throughout Asia, Europe, Africa, and Latin America. In addition to these hotels, we have announced new management agreements for select service properties currently under development in Bangladesh, France, Kenya, and Poland.

o
Increase Focus on Franchising.    We continue to increase our franchised hotel presence, primarily in the United States. By increasing our focus on franchising, we believe we will gain access to capital from developers and property owners who are specifically targeting franchise business opportunities. We have an internal team dedicated to supporting our franchise owners and to driving the expansion of our franchised hotel presence. We plan to expand existing relationships and develop new relationships with franchisees who demonstrate an ability to provide excellent customer service and maintain our brand standards. In support of our strategy, over the past several years, we sold a number of individual full service hotels and portfolios of select service hotels subject to long-term franchise agreements with the purchasers.

o
Utilize Our Capital and Asset Base for Targeted Growth.    The combination of our significant liquidity and strong capital position coupled with our high quality asset base provides a unique platform to support our growth strategy. We take a comprehensive approach to our efforts to dispose of or recycle certain hotel real estate assets and to manage capital deployment in furtherance of our expansion plans. Capital deployment will continue with an objective to maximize long-term shareholder value, and we will assess and balance liquidity, value, and strategic importance in each instance. We will continue to commit capital to fund the renovation of certain assets and expect to maintain some level of hotel ownership over time in our owned portfolio. In November 2017, we committed to supplement our asset recycling strategy with a targeted reduction in our owned real estate portfolio expected to generate approximately $1.5 billion in gross cash proceeds by the end of 2020. To date, we have realized gross proceeds of approximately $1.1 billion. The proceeds are being used to unlock shareholder value, provide funds for growth investments, return capital to shareholders, and accelerate the evolution of our earnings profile to be less capital intensive. These dispositions are in addition to the execution of our asset recycling strategy—selling certain hotels while maintaining presence in those markets by entering into new management or franchise agreements with the buyer, and re-investing the sale proceeds into new hotels and other growth opportunities, including investments in hospitality ventures. Our asset recycling strategy has allowed us to grow and build our brands while improving the quality of our owned portfolio over time.

o
Pursue Strategic Acquisitions and Alliances.    We evaluate potential acquisitions of other brands or hospitality management or franchising companies as a part of our efforts to expand our global presence. In certain situations, these acquisitions may include hotel real estate. We focus on acquisitions that complement our ability to serve our existing customer base and enhance customer preference by providing a greater selection of locations, properties, and services. Furthermore, we may pursue these opportunities in alliance with existing or prospective owners of managed or franchised properties to strengthen our brand presence. In the third quarter of 2018, we announced a strategic alliance with Small Luxury Hotels ("SLH"), and in the fourth quarter 2018, we added 54 SLH hotels to the World of Hyatt loyalty program with the expectation that additional SLH hotels will be added over time. This strategic alliance significantly enriches the benefits provided to members of the World of Hyatt loyalty program by providing additional stay opportunities at luxury quality hotels in many key markets which currently do not have a significant Hyatt presence (predominantly in Europe). In November 2018, we completed the acquisition of Two Roads for a purchase price of $405 million with additional variable consideration not to exceed $96 million. Proceeds from our $1.5 billion asset sell-down were utilized to fund the acquisition. As of December 31, 2018, the acquisition of Two Roads added 65 hotel properties or approximately 12,000 rooms and 10 condominium ownership properties comprising approximately 1,500 units, to our portfolio, and a pipeline of approximately 5,000 rooms, and the addition of five new brands.

o
Extend Health and Wellness Offerings.    Through the integration of Miraval and Exhale into the Hyatt portfolio, we continue our commitment to a holistic health and wellness strategy as an extension of our purpose and an important part of our growth strategy. Miraval and Exhale provide an opportunity to build a greater depth of expertise in wellness and mindfulness that can be extended to our hotel business, as well as an opportunity to increase guest loyalty.

Description of Our Brands

Brand	Segment	Customer Base	December 31, 2018 Rooms (1)				Primary Selected Competitors	Key Locations
			% of Our Managed and Franchised Properties (1)	Americas Region	ASPAC Region	EAME/SW Asia Region
	Wellness	Individual leisure travelers	<1%	410	—	—	Cal-a-vie, Canyon Ranch, Golden Door	Austin, Tucson
	Full Service/ Luxury	Individual business and leisure travelers; small meetings	3%	1,622	3,340	2,375	Four Seasons, Ritz-Carlton, Peninsula, St. Regis, Mandarin Oriental	Bangkok, Buenos Aires, Chicago, Dubai, New York, Paris, Shanghai, Sydney, Washington D.C.
	Full Service/ Luxury	Individual business and leisure travelers; small meetings	2%	2,180	812	978	Edition, 1 Hotels, NoMad	Abu Dhabi, Amsterdam, London, Los Angeles, Maui, New York, Shanghai, Singapore, Tokyo
	Full Service/ Eco-Luxury/ Experiential Travel	Individual business and leisure travelers; small and large meetings, weddings, social events	1%	59	1,719	298	Anantara, Banyan Tree, Como, Six Senses	Anji, Bali, Bishangarth, Goa, Jabal Al Akhdar, Jakarta, Koh Russey Island, Kuala Lumpur, Surakarta, Wuzhen, Yangshuo
	Full Service/ Luxury	Individual business and leisure travelers; large and small meetings, social events	14%	11,641	13,467	4,025	Mandarin Oriental, Shangri-La, InterContinental, Fairmont	Beijing, Berlin, Dubai, Hong Kong, Nassau, New York, Rio de Janeiro, Tokyo
	Full Service/ Luxury/Upper-Upscale	Individual business and leisure travelers; small meetings	2%	3,131	305	1,096	Marriott Autograph Collection, Starwood Luxury Collection, Curio Collection by Hilton, Tribute Portfolio	Austin, Cannes, Carmelo, Miami Beach, Nashville, New Orleans, Paris, Phoenix
	Full Service/ Luxury/Upper-Upscale	Business and leisure travelers; large and small meetings, social events, associations	3%	5,931	—	—	Marriott Autograph Collection, Curio Collection by Hilton, Starwood Luxury Collection	Aspen, Charleston, Houston, Maui, Phoenix, Tahoe, San Diego, Seattle, Vail
	Full Service/ Upper-Upscale	Leisure travelers; couples; solo business travelers; small meetings	1%	1,429	—	—	W, Mondrian, The Standard	Nashville, New York, Seattle
	Full Service/ Upper-Upscale	Conventions, business and leisure travelers; large and small meetings, social events, associations	40%	56,294	14,991	12,852	Marriott, Sheraton, Hilton, Renaissance, Westin	Boston, Chicago, Delhi, Hong Kong, London, Los Angeles, Mexico City, Orlando,

Brand	Segment	Customer Base	December 31, 2018 Rooms (1)				Primary Selected Competitors	Key Locations
			% of Our Managed and Franchised Properties (1)	Americas Region	ASPAC Region	EAME/SW Asia Region
	Full Service/ Upper-Upscale	Business and leisure travelers; small meetings	1%	1,315	363	743	Marriott, Hilton, InterContinental, Westin, independent and boutique hotels	New York, Paris, Seattle
	Full Service/ Upper-Upscale	Business and leisure travelers; small meetings	2%	4,315	164	450	Canopy, Kimpton, Renaissance, independent and boutique hotels	Chicago, Madrid, Miami, Montevideo, New York, Tokyo
	Full Service Upscale / Upper Upscale	Leisure travelers; couples; families; solo business travelers; small meetings	1%	2,281	—	—	Kimpton, Canopy, Marriott Autograph Collection	Baltimore, Chicago, New York, San Francisco, Washington D.C.
	Select Service/ Upscale	Business and leisure travelers; small meetings	22%	40,791	2,978	2,722	Courtyard by Marriott, Hilton Garden Inn	Atlanta, Chicago, Dubai, Houston, London, Miami, Phoenix, Santiago, Shanghai
	Select Service/ Upscale	Extended stay guests; business and leisure travelers; families; small meetings, trainings	6%	12,355	925	260	Residence Inn by Marriott, Homewood Suites	Austin, Boston, Dallas, Mexico City, Miami, San Francisco
	Select Service/ Upscale	Leisure travelers; entrepreneurs; solo business travelers; small meetings	—	—	—	—	Freehand, Mama Shelter, Citizen M, The Line, Ace Hotels	N/A
	All-Inclusive	Leisure travelers; families; small meetings	1%	1,860	—	—	Beaches, Club Med, Sandals	Cancun, Puerto Vallarta, Rose Hall, San Jose del Cabo
	All-Inclusive	Leisure travelers; adult-only; small meetings	<1%	541	—	—	Beaches, Club Med, Sandals	Cancun, Rose Hall
	Vacation Ownership	Owners of vacation units, repeat Hyatt business and leisure guests	—	—	—	—	Hilton Vacation Club, Marriott Vacation Club, Vistana Signature Experiences	Aspen, Beaver Creek, Carmel, Key West, Lake Tahoe, Maui, Sedona
	Wellness	Wellness-minded individuals	—	—	—	—	Bliss, Pure Barre, Soul Cycle, Yoga Works	Atlanta, Boston, Chicago, Dallas, Los Angeles, Miami, New York
(1) Figures do not include vacation ownership, residential, branded spas and fitness studios, or condominium ownership units.

Miraval
Miraval is a global leader in wellness resorts and spas. Miraval Arizona Resort & Spa in Tucson pioneered the destination wellness spa resort category with its comprehensive program of activities, experiences, and personal treatments. Miraval's commitment to helping guests live life in balance joins Exhale as the cornerstone of a distinct new wellness category within our portfolio of brands. This commitment reflects our focus on serving the high-end traveler by finding new ways to understand and care for them beyond the traditional hotel stay.
Park Hyatt
Park Hyatt hotels provide discerning, affluent business and leisure guests with elegant and luxurious accommodations. Guests of Park Hyatt hotels receive gracious service and enjoy a refined home-away from home. Located in many of the world's premier destinations, each Park Hyatt hotel is custom designed to combine sophistication with distinctive regional character. Park Hyatt hotels feature well-appointed guestrooms, meeting and special event spaces for smaller groups, critically acclaimed food, wine, and art programs, and signature restaurants featuring award-winning chefs.
Andaz

Andaz hotels draw upon surrounding neighborhoods to craft distinctively local experiences, fully immersing guests in each inspiring destination through unique expressions of local culture. Every Andaz hotel is one of a kind in every sense - an elevated reflection of the destination's culture. From locally inspired architecture in the lobby and facades, to the music heard in our signature Andaz Lounges, to the flavors in market-to-table restaurants, distinctive textures in guestrooms, and soothing aromas at Andaz hotel spas, Andaz hotels are designed to reflect their surroundings and feature a unique and innovative service model that creates a barrier-free and non-traditional environment. Guests will experience personalized and unscripted service where they can become inspired by the spirit of the local community.
Alila

Alila is the combination of innovative design and luxury in unique locations, set apart by crafted artisanship, personalized hospitality, and bespoke journeys. Alila means "Surprise" in Sanskrit, which suitably describes the refreshing character of this brand. In support of sustainable tourism, Alila hotels and resorts adopt EarthCheck - operating standards, integrating the natural, physical, and cultural elements of their environments. To stay at any Alila hotel or resort is to embark on a destination experience - delighting in the flavors of the local cuisine, enhancing well-being through ancient healing arts, or enjoying the thrill of adventure sports.
Grand Hyatt
Grand Hyatt hotels are distinctive hotels in major gateway cities and resort destinations. With presence around the world and critical mass in Asia, Grand Hyatt hotels provide sophisticated business and leisure travelers with elegant accommodations, extraordinary restaurants, bars, luxury spas, and fitness centers, as well as comprehensive business and meeting facilities. Signature elements of Grand Hyatt hotels include dramatic architecture, state of the art technology, and facilities for an array of business or social gatherings of all sizes.

The Unbound Collection by Hyatt

The Unbound Collection by Hyatt brand is designed to provide a portfolio of unconventional upper-upscale and luxury properties ranging from historic urban gems to contemporary new build hotels, boutique properties, and resorts. Each hotel is one-of-a-kind and offers story-worthy and extraordinary experiences for our guests. The philosophy behind The Unbound Collection by Hyatt brand is to attract owners and developers who want their properties to maintain a distinct character and brand name, but gain the power of Hyatt's robust distribution, operational and marketing resources, award winning customer loyalty program, and trusted brand name and reputation.
Destination Hotels

Each Destination Hotels property is intentionally distinct and true to its location, transcending status quo in fresh, authentic, and unforgettable ways. Destination Hotels provide a sense of genuine belonging and the chance to encounter life-enhancing discoveries. The award-winning portfolio features 15 renowned golf courses, 10 indigenous spas, and over 100 exceptional food and beverage options including bars, restaurants, cafes, and rooftops. Destination Hotels capture the unique essence of each location through diverse by design experiences, immersive programming, and genuine service. The Destination

Residential Management business operates within this brand and provides services to, and in some cases manages, the rental programs or homeowner associations associated with condominium ownership units.
Thompson Hotels

Founded in 2001, Thompson Hotels is an award-winning hospitality brand that delivers a new take on modern luxury at the refined edge of travel. Each location offers a stunning, carefully layered, and dynamic urban or resort setting that molds into the surrounding community. With intuitive service, each guest is provided a tailored experience in order to enhance personal travel journeys and bridge connections to the local perspective through in-the-know moments and collaborations.
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
Hyatt
Hyatt hotels are smaller-sized properties conveniently located in diverse business and leisure areas. These hotels help guests make the most of their stay, whether for an important business meeting or social gathering, to explore a new city, or to reconnect with family and friends.
Hyatt Centric
Hyatt Centric hotels are full service lifestyle hotels located in prime destinations, created for millennial-minded guests who view their hotel as more than a place to stay. Hyatt Centric hotels help guests discover the world's most compelling destinations like a local. Located in the center of the action, Hyatt Centric hotels bring the best of the outside in and serve as the perfect launch pad for exploring all the hidden gems and hot spots each destination has to offer. Exploration does not end at the door. Hyatt Centric hotels feature artistically curated spaces throughout the hotel, thoughtfully designed to help guests work, relax, and socialize. After a day of exploration, guests can enjoy a selection of artisanal crafted cocktails and local fare in a chic space with a chill vibe. A staff of knowledgeable colleagues is on hand to aid guests in their discovery of their surroundings.
Joie de Vivre Hotels

Since its founding in San Francisco in 1987, Joie de Vivre Hotels has made curating playful travel through local connections and eclectic experiences its signature. Each Joie de Vivre boutique hotel is an original concept designed to reflect its neighborhood.
Hyatt Place
Hyatt Place hotels offer a modern, comfortable, and seamless experience, combining style and innovation to create a casual hotel environment for today's multi-tasking traveler. Thoughtfully designed guestrooms feature distinct zones for sleep, work, and relaxation. Hyatt Place hotels also offer freshly prepared food around the clock, efficient service, and an easy to navigate experience. From the lobby to the guest rooms to in-hotel dining, every touchpoint is designed with the high value business traveler in mind.
Hyatt House
Hyatt House hotels are designed to welcome guests as extended stay residents. Apartment-style suites with fully equipped kitchens and separate living areas remind guests of the conveniences of home. Hyatt House hotels are designed to keep guests comfortable longer with complimentary hot breakfast, H BAR with a Sip+Savor Menu, and indoor and outdoor communal spaces.
tommie

tommie is a carefully edited hotel and gathering place that inspires guests to author their own experiences. By focusing on the essentials and providing fun, relevant choices, tommie offers a fresh lens for the youthful and open-minded to explore, connect, and discover. The brand's flagship property, tommie Hollywood, is expected to debut in early 2020 followed by the opening of tommie Austin expected later that year.

Hyatt Ziva

Hyatt Ziva all-inclusive resorts are designed for guests of all ages in unique leisure locations. They offer a variety of on-site activities and opportunities to experience the local culture and destination. Hyatt Ziva resorts feature a wide array of food and beverage outlets with an emphasis on authentic cuisine and are able to cater to social or business groups with varied and well-appointed meeting facilities.
Hyatt Zilara
Hyatt Zilara adult-only all-inclusive resorts are located in sought after, unique resort destinations. They offer a wide array of food and beverage services with a focus on authentic and often locally-sourced ingredients. The resorts offer premier spas, social activities, and live entertainment, as well as a variety of meeting spaces. The resorts are designed so couples or small groups can enjoy intimate, sophisticated surroundings.
Hyatt Residence Club
Hyatt Residence Club provides members with vacation ownership opportunities in regionally inspired and designed residential-style properties with the quality of the Hyatt brand. Members pre-purchase time at a Hyatt Residence Club property and have the flexibility of usage, exchange, and rental. Hyatt Residence Club members can choose to occupy their vacation home, exchange time among other Hyatt Residence Club locations, trade their time for World of Hyatt loyalty program bonus points, or travel within the Hyatt system. Alternatively, members can exchange their intervals for stays at other properties participating within Interval International's program, which has over 3,000 resorts in its exchange network worldwide.
Exhale
Exhale, a leading wellness brand, offers a unique business model that addresses both mind and body through spa+fitness. Dedicated to transformation, mindfulness, and healing, Exhale locations in the United States and the Caribbean offer dozens of proprietary boutique fitness class programs and award-winning healing and spa therapies.
Our Commitment to Corporate Responsibility
Hyatt Thrive is an integral part of our business and we recognize that when our people, communities, and planet thrive, so does our business. Hyatt Thrive is focused on fostering environmental stewardship, strengthening our community impact through volunteerism, philanthropy, and disaster relief, and supporting responsible business practices in our operations. By setting goals, measuring progress, and harnessing the power of our colleagues around the world, we strive to make a tangible impact within and beyond the walls of our hotels.
Business Segment, Revenues, and Geographical Information
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
Within corporate and other, we include the results of Miraval and Exhale, Hyatt Residence Club license fees, condominium rental program and homeowner association operations, results related to our co-branded credit cards, and unallocated corporate expenses. The results of our owned Miraval resorts are reported in owned and leased hotels revenues and owned and leased hotels expenses on our consolidated statements of income. For information regarding our four reportable business segments, revenues, and geographical information, see Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 19 to our Consolidated Financial Statements."

Management Agreements
We manage hotels and branded spas and fitness studios worldwide pursuant to management agreements.
Hotel Management Agreements Fees
Our hotel management agreements typically provide for a two-tiered fee structure that compensates us both for the volume of business we generate for the property as well as for the profitability of hotel operations. In these two-tier fee structures, our base compensation is a base fee that is usually an agreed-upon percentage of gross revenues from hotel operations. In addition, we are incentivized to improve hotel profitability through an incentive fee that is typically calculated as a percentage of a hotel profitability measure, such as gross operating profit, adjusted profit, or the amount by which gross operating profit or adjusted profit exceeds a specified threshold. Outside of the United States, our fees are often more dependent on hotel profitability measures either through a single management fee structure where the entire fee is based on a profitability measure, or because our two-tier fee structure is more heavily weighted toward the incentive fee than the base fee.
Hotel Management Agreements Terms and Renewals
The approximate average remaining term of our hotel management agreements with third-party owners and unconsolidated hospitality ventures for full service hotels and select service hotels (other than those currently under development) is as follows:

	Assuming no renewal options are exercised by either party:	Including exercise of extension options that are in Hyatt's sole discretion:
Full service management agreements:
Americas	13 years	17 years
EAME/SW Asia	15 years	20 years
ASPAC	13 years	14 years

Select service management agreements:
Americas	12 years	28 years
EAME/SW Asia	21 years	32 years
ASPAC	19 years	21 years
Some of our hotel management agreements grant early termination rights to hotel owners upon the occurrence of a stated event, such as the sale of the hotel or our failure to meet a specified performance test (any such event a "termination event"). In the case of a termination event, some of our management agreements grant hotel owners the right to terminate the hotel management agreement and convert the hotel to a Hyatt franchise. Generally, termination rights under performance tests are based upon the property's individual performance or its performance when compared to a specified set of competitive hotels branded by other hotel operators or both. These termination rights are usually triggered if we do not meet the performance tests over multiple years. We generally have the option to cure performance failures by paying an amount equal to the shortfall, but in some cases our cure rights may be limited, and our failure to meet a performance test may result in the termination of our hotel management agreement. Some of our management agreements allow for a termination right after a multi-year lock-out period and are subject to a termination fee generally based upon a formula related to the lost fees.
Many of our hotel management agreements, particularly in the United States, are subordinated to mortgages or other secured indebtedness of the owners. In most cases, our subordination agreements with lenders recognize our right to continue to manage the hotels under the terms set forth in the hotel management agreements if the lenders take possession of the hotel property through foreclosure or similar means.
Spa and Fitness Studio Management Agreements Fees
We manage spas and fitness centers under the Exhale brand pursuant to management agreements and leases. The management agreements generally provide for a base fee, which is typically either a fixed amount or an amount tied to a percentage of revenue at the facility.  Some of Exhale's management agreements also provide for a two-tiered fee structure, featuring both a base fee as well as an incentive fee. The incentive fees are typically tied to a percentage of a specified revenue or profitability measure, such as adjusted profit or revenue generated from spa packages at certain facilities. The leases generally provide for monthly rental payments to the landlord, along with additional charges in certain cases for items such as common area maintenance fees. In certain leases, we also pay to the landlord a percentage of gross sales of services or products in the leased premises.
Spa and Fitness Studio Management Agreements Terms and Renewals
The approximate average remaining term of our management agreements with third-party owners for our spa and fitness center facilities (other than those currently under development) is two years (assuming no renewal options are exercised by either party) or six years (including the exercise of extension options that are in Hyatt's sole discretion).
Franchise Agreements
Our franchise agreements grant our franchisees the limited right to use our name, marks, and system in the operation of franchised Hyatt Regency, Grand Hyatt, Hyatt Centric, Hyatt Place, Hyatt House, Hyatt Ziva, and Hyatt Zilara properties, and franchised properties operated under distinct tradenames and affiliated with "The Unbound Collection by Hyatt". We do not participate in the management of our franchised hotels; however, franchisees are required to operate franchised hotels consistent with our brand standards. We approve the plans for, and the location of, franchised hotels and review the operation of these hotels to ensure our standards are maintained.
Fees
In general, our franchisees pay us an initial application fee and/or technical services fees and ongoing royalty fees, the amount of which depends on whether the franchised property is a select service hotel or full service hotel. We franchise full service hotels under the Hyatt Regency, Grand Hyatt, Hyatt Centric, and Hyatt brands, all-inclusive resorts under the Hyatt Ziva and Hyatt Zilara brands, and full service hotels under distinct tradenames and affiliated with "The Unbound Collection by Hyatt". We franchise select service hotels under the Hyatt Place and Hyatt House brands. Application fees are typically $75,000 plus $500 per guest room in excess of 150, for our Hyatt Place and our Hyatt House hotels and the greater of $100,000 or $400 per guest room for our full service hotels and all-inclusive resorts. Select service franchisees pay continuing franchise fees calculated as a percentage of gross room revenues, which typically are 3% in the first year of operations, 4% in the second year, and 5% through the remainder of the term. Our Hyatt Regency and Hyatt franchisees typically pay us franchise fees calculated as 6% of gross room revenues and 3% of gross food and beverage revenues. Our Hyatt Centric franchisees typically pay us franchise fees calculated as 5% of gross room revenues. The Unbound Collection by Hyatt franchisees typically pay us franchise fees calculated as 7% of gross room revenues generated through Hyatt reservation and booking channels. Our all-inclusive franchisees typically pay us franchise fees calculated as either 2.75% or 3.25% of gross revenues. In some circumstances, we have negotiated other fee arrangements, and in some regions outside of the United States, we typically negotiate alternative application fee arrangements.
In addition to our franchise fees, we charge full service hotel and all-inclusive resort franchisees for certain services arranged and, in most cases, provided by us. These activities include centralized reservation functions, certain sales functions, technology, national advertising, certain marketing and promotional services, as well as various revenue management services. We charge select service franchisees for marketing, central reservations, and technology services arranged and, in most cases, provided by us.
Terms and Renewals
The standard term of our franchise agreements is typically 20 years, with one 10 year renewal option exercisable by the franchisee, assuming the franchisee has complied with franchise agreement requirements and standards. Certain of our franchise agreements have renewal options at Hyatt's option, generally triggered if the franchisee has failed to exercise its renewal option. We have the right to terminate franchise agreements upon specified events of default, including non-payment of fees and non-compliance with brand standards. In the event of early termination for any reason, our franchise agreements set forth liquidated damages our franchisees must pay to us upon termination. The bankruptcy of a franchisee or lender foreclosure could result in the termination of the franchise agreement. The average remaining base term of our franchise agreements for our select service and full service hotels in all regions (other than those currently under development) is approximately 16 years, assuming no renewal options are exercised by either party. Including exercise of extension options in Hyatt's discretion, the average remaining term of our franchise agreements for our select service hotels and full service hotels in all regions (other than those currently under development) is approximately 18 years.

Other Service Agreements

We provide services under the Destination Residential Management business pursuant to agreements with individual property owners or homeowner's associations whereby the property owners and/or homeowner's association participate in our rental program. The agreements typically provide for our receipt of a percentage split of the total gross revenue generated from a property under the rental program and expenses of the property are paid from such split. The agreement terms are typically one or two years.
Sales, Marketing, and Reservations
Sales
We deploy a global sales team as well as regional sales teams in our Americas, ASPAC, and EAME/SW Asia regions. The global team is responsible for our largest and most significant accounts doing business in all three regions. The regional teams are responsible for large accounts that typically do business within one region, but at multiple hotels within the region. The global and regional sales teams coordinate efforts with the hotel sales teams. The in-house sales colleagues are focused on local and regional business opportunities, as well as securing business generated from our key global and regional accounts.
Our corporate sales organizations are focused on growing market share with key accounts, identifying new business opportunities, and maximizing our local customer base. Our key accounts consist of major corporations; national, state, and regional associations; specialty market accounts (social, government, military, educational, religious, and fraternal); travel agency and luxury organizations; and a broad and diverse group of individual consumers. Our global and regional sales teams target multiple brands to key customer accounts within these groups. No single customer is material to our business. Our global and regional teams consist of over 200 colleagues at global and regional sales offices around the world, who are focused on group business, corporate and leisure traveler accounts, and travel agencies.
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
Marketing
We are focused on the high-end traveler, positioning our brands at the top of each segment in which we operate. Our marketing strategy is designed to drive loyalty and community, while meeting the specific business needs of hotel operations. Building and differentiating each of our brands are critical to increasing Hyatt's brand preference. We are focused on targeting the distinct guest segments that each of our brands serves and supporting the needs of the hotels by thorough analysis and application of data and analytics. The World of Hyatt loyalty program and Hyatt.com are also key components of building loyalty and driving revenue. The loyalty program focuses on deepening relationships with members, driving repeat stays, guest satisfaction, recognition, and differential services and experiences for our most loyal guests. Hyatt.com is our primary online distribution channel providing customers with an efficient source of information about our hotels and an effective booking experience. With a combined focus on increasing brand awareness, building a community of loyalists, and enhancing digital engagement, our marketing is aimed at Hyatt becoming the most preferred hospitality brand.
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
World of Hyatt Loyalty Program
We operate the World of Hyatt loyalty program which generates substantial repeat guest business by rewarding frequent stays with points that can be used towards redeeming for hotel nights and other rewards. Inspired by our purpose, World of Hyatt is also about building community and engagement with high-end travelers. Loyalty program members enjoy additional rewards as they advance through the three elite tiers based on qualifying nights or base points in a calendar year.
Members earn points based on their spend at our properties or in connection with spend on the Hyatt co-branded credit cards. Loyalty program points can be redeemed at properties across the majority of our brands, converted into airline miles with numerous participating airlines, and redeemed with other third parties.
The loyalty program is primarily funded through contributions from eligible revenues generated from loyalty program members. These funds are applied to reimburse hotels for room nights when members redeem loyalty program points and pay for administrative expenses and marketing initiatives to support the loyalty program.
At December 31, 2018, the loyalty program had over 16 million members, and during 2018, represented approximately 38% of total room nights system wide. Beginning in 2018, the loyalty program includes all stays during which a member earns World of Hyatt points (or benefits from a third party loyalty program, such as airline miles, in lieu of points) in the percent of total room nights contributed by the loyalty program. If the aforementioned methodology changes would have been used in 2017, the loyalty program would have represented approximately 35% of total room nights systemwide in 2017.
Competition
There is intense competition in all areas of the hospitality industry. Competition exists for hotel guests, management and franchise agreements, and sales of vacation ownership properties and branded residential properties. Our principal competitors are other operators of full service, select service, all-inclusive, wellness, and extended stay properties, including other major hospitality chains with well-established and recognized brands. We also compete against small chains and independent and local owners and operators. Increasingly, we also face competition from new channels of distribution in the travel industry. Additional sources of competition include large companies that offer online travel services as part of their business model, such as Alibaba, search engines such as Google, and peer-to-peer inventory sources that allow travelers to book stays on websites that facilitate the short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms, such as Airbnb and HomeAway.
We compete for guests based primarily on brand name recognition and reputation, location, customer satisfaction, room rates, quality of service, amenities, quality of accommodations, security, and the ability to earn and redeem loyalty program points.
We compete for management agreements based primarily on the value and quality of our management services, our brand name recognition and reputation, the level of our management fees, the costs of our system-wide services, and the economic advantages to the property owner of retaining our management services and using our brand name. We compete for franchise agreements based primarily on brand name recognition and reputation, the room rate that can be realized, and total revenues we can deliver to the properties. Other competitive factors for management and franchise agreements include relationships with property owners and investors, including institutional owners of multiple properties, marketing support, reservation and e-commerce system capacity and efficiency, and the ability to make investments that may be necessary to obtain management and franchise agreements.
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
Intellectual Property
In the highly competitive hospitality industry in which we operate, trademarks, service marks, trade names, and logos are very important in the sales and marketing of our hotels, residential, and vacation ownership properties and services. We have a significant number of trademarks, service marks, trade names, logos, and pending registrations and significant resources are expended each year on surveillance, registration, and protection of our trademarks, service marks, trade names, and logos, which we believe have become synonymous in the hospitality industry with a reputation for excellence in service and care. For additional information, see Part I, Item 1A, "Risk Factors—Risks Related to Our Business—Any failure to protect our trademarks and intellectual property could reduce the value of our brand names and harm our business."
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
We manage and own hotels with casino gaming operations as part of or adjacent to the hotels. However, with the exception of Hyatt Regency Aruba Resort Spa and Casino, third parties manage and operate the casinos. We hold and maintain the casino gaming license and manage the casino located at Hyatt Regency Aruba Resort Spa and Casino and employ third-party compliance consultants and service providers. As a result, our business operations at Hyatt Regency Aruba Resort Spa and Casino are subject to the licensing and regulatory control of the Departamento pa Asuntonan di Casino (D.A.C.), the regulatory agency responsible for gaming licenses and operations in Aruba.
Employees
At December 31, 2018, approximately 20% of our approximately 54,000 employees (approximately 22% of our U.S.-based employees) were either represented by a labor union or had terms of employment that were determined under a labor agreement. We believe relations with our employees and colleagues are good.
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

We are also subject to various requirements, including those contained in environmental permits required for our operations, governing air emissions, effluent discharges, the use, management, and disposal of hazardous substances and wastes, and health and safety. From time to time, we may be required to manage, abate, or remove mold, lead, or asbestos-containing materials at our properties. We believe our properties and operations are in compliance, in all material respects, with all foreign, federal, state, and local environmental laws and ordinances. However, additional operating costs and capital expenditures could be incurred if additional or more stringent requirements are enacted in the future.
Insurance
Properties that the Company owns outright or through hospitality ventures, manages, franchises, and licenses are insured under different insurance programs depending on whether the property participates in our insurance programs or in the insurance programs of the property owner (including hospitality ventures), franchisee, or licensee. We maintain insurance coverage for hotels owned by the Company under our insurance programs for liability, property, workers compensation, and other risks with respect to our business. Our liability insurance provides coverage for most claims, including terrorism, resulting from our operations, goods and services, and automobiles. Our property insurance provides coverage for all risks to our properties including fire, windstorm, flood, earthquake, and terrorism. Property insurance also includes business interruption coverage. Our workers compensation insurance provides coverage for employee injuries in the course and scope of employment. Hotels owned by hospitality ventures or hotels managed by the Company are permitted to participate in our insurance programs by mutual agreement with our hospitality venture partners or third-party hotel owners. The majority of hotels owned by hospitality ventures and managed hotels owned by third parties participate in our insurance programs. Our hospitality venture agreements and management agreements require hotels owned by hospitality ventures and managed hotels owned by third parties that do not participate in our insurance programs to be insured at coverage levels generally consistent with the coverage levels under our insurance programs, including liability, property, business interruption, workers compensation, and other insurance. Our franchise and license agreements require our franchisees and licensees to maintain liability, property, business interruption, workers compensation, and other insurance at our franchised or licensed properties. We are typically covered under insurance policies held by third-party property owners, franchisees, or licensees to the extent necessary and reasonable. We also maintain cyber-risk insurance for systems and data controlled by the Company. Cyber-risk insurance generally covers all Company-controlled systems and Company-controlled data in properties that the Company owns, outright or through hospitality ventures, manages, franchises, and licenses. We believe the Company's insurance policies, as well as those maintained by third-party owners, including hospitality ventures, are adequate for foreseeable losses and on terms and conditions that are reasonable and customary with solvent insurance carriers. We also self-insure some of our risks generally through the use of deductibles and retentions. We believe these deductibles and retentions are reasonable and customary for our industry and our size. We use U.S.-based and licensed captive insurance companies that are wholly owned subsidiaries of the Company to generally insure our deductibles and retentions.
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

Amended and Restated Global Hyatt Agreement
The trustees of the U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker, our executive chairman, and Mr. Jason Pritzker, one of our directors, and any of their successors that own, directly or indirectly, shares of our common stock, have entered into the Amended and Restated Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. At January 31, 2019, Pritzker family business interests own, directly or indirectly, 64,900,938 shares, or 61.2%, of our total outstanding common stock and control approximately 91.3% of our total voting power. Specifically, such parties have agreed that until the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote all of their voting securities consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.
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

Amended and Restated Foreign Global Hyatt Agreement
The trustees of the non-U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker and Mr. Jason Pritzker, and any of their successors that own, directly or indirectly, shares of our common stock, have entered into the Amended and Restated Foreign Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. At January 31, 2019, Pritzker family business interests own, directly or indirectly, 64,900,938 shares, or 61.2%, of our total outstanding common stock and control approximately 91.3% of our total voting power. Specifically, such parties have agreed that until the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of any Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote (or cause to be voted) all of the voting securities held directly or indirectly by them consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.
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

2007 Stockholders' Agreement
In connection with the issuance and sale of 100,000 shares of our Series A Convertible Preferred Stock to GS Sunray Holdings, L.L.C. ("GSSH") and GS Sunray Holdings Parallel, L.L.C. ("GSSHP" and collectively with GSSH, the "Goldman Sachs Funds"), affiliates of Goldman, Sachs & Co., and the execution of a Subscription Agreement in August 2007, we entered into the 2007 Stockholders' Agreement with Madrone GHC, LLC and affiliates (collectively, "Madrone"), the Goldman Sachs Funds, and an additional investor that provides for certain rights and obligations of these stockholders, as described below.
In May 2009, the shares of our Series A Convertible Preferred Stock held by the Goldman Sachs Funds were converted into shares of common stock. Such shares of common stock, along with shares of common stock purchased by the Goldman Sachs Funds and Madrone in May 2009 pursuant to the Subscription Agreement and in the May 2009 private placement transaction, and any other shares of common stock held by the parties to the 2007 Stockholders' Agreement prior to our initial public offering, were reclassified into shares of our Class B common stock upon the filing of our Amended and Restated Certificate of Incorporation on November 4, 2009, the date of our initial public offering. At January 31, 2019, the Goldman Sachs Funds and Madrone no longer held any shares of common stock subject to the 2007 Stockholders' Agreement as a result of sales into the public market subject to applicable securities laws. At January 31, 2019, the additional investor party to the 2007 Stockholders' Agreement held 2,270,395 shares of Class B common stock.
Transfer Restrictions
No stockholder party to the 2007 Stockholders' Agreement may transfer (1) the legal or beneficial ownership of any common stock held by such stockholder unless such acquiring person's ownership of common stock is not reasonably likely to jeopardize any licensing from a governmental authority, as determined by our board of directors in its reasonable discretion, (2) any common stock to an aggregator (meaning a person who is required to file a Schedule 13D under the Exchange Act disclosing an interest other than for investment), (3) any common stock to a competitor of ours engaged in one or more of the hospitality, lodging, and/or gaming industries or (4) any common stock that would cause a stockholder to violate any provision of the agreement. Such restrictions are qualified by the "actual knowledge" of the transferring stockholder in the case of transfers pursuant to an underwritten public offering or a broad distribution sale.
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
Voting Agreement
Until the date that Mr. Thomas J. Pritzker is no longer our chairman, each stockholder party to the 2007 Stockholders' Agreement has agreed to vote all of their shares of common stock consistent with the recommendations of a majority of our board of directors with respect to all matters. At January 31, 2019, the stockholders party to the 2007 Stockholders' Agreement own in the aggregate 2,270,395 shares of Class B common stock or approximately 3.4% of our Class B common stock, approximately 2.1% of the total outstanding shares of our common stock and approximately 3.2% of the total voting power of our outstanding common stock.
Standstill
Under the 2007 Stockholders' Agreement, each stockholder party to the 2007 Stockholders' Agreement agreed that, subject to certain limited exceptions, so long as such stockholder owns shares of common stock, neither such stockholder nor any of its related persons will in any manner, directly or indirectly:

•
effect or seek, offer or propose (whether publicly or otherwise) to effect, or announce any intention to effect or cause or participate in or in any way assist, facilitate, or encourage any other person to effect or seek, offer or propose (whether publicly or otherwise) to effect or participate in, (a) any acquisition of any of our or our subsidiaries' securities (or beneficial ownership thereof) (except through the proper exercise of preemptive rights granted under the 2007 Stockholders' Agreement), or rights or options to acquire any of our or our subsidiaries' securities (or beneficial ownership thereof), or any of our or our subsidiaries' or affiliates' assets, indebtedness, or businesses, (b) any tender or exchange offer, merger, or other business combination involving us or any of our subsidiaries or affiliates or any assets constituting a significant portion of our consolidated assets, (c) any recapitalization, restructuring, liquidation, dissolution, or other extraordinary transaction with respect to us or any of our subsidiaries or affiliates, or (d) any "solicitation" of "proxies" (as such terms are used in the proxy rules under the Exchange Act) or written consents with respect to any of our or our affiliates' voting securities. For this purpose, the term "affiliates" means our affiliates primarily engaged in the hospitality, lodging, and/or gaming industries;

•	form, join, or in any way participate in a "group" (within the meaning of Section 13(d) of the Exchange Act) with respect to us where such group seeks to acquire any of our equity securities;

•	otherwise act, alone or in concert with others, to seek representation on or to control or influence our or our subsidiaries' management, board of directors, or policies;

•	take any action which would or would reasonably be expected to force us to make a public announcement regarding any of the types of matters set forth in the first bullet point above;

•
own more than 12% of the issued and outstanding common stock, unless such ownership arises as a result of any action not taken by or on behalf of such stockholder or a related person of such stockholder; or

•	request that we or any of our representatives, directly or indirectly, amend or waive any of the foregoing provisions.
Each stockholder party to the 2007 Stockholders' Agreement has also agreed that, if at any time during the period such stockholder is subject to the foregoing provisions, such stockholder is approached by any third party concerning its participation in any transaction or proposed transaction involving the acquisition of all or any portion of the assets, indebtedness, or securities of, or any business of, ours or any of our subsidiaries, such stockholder will promptly inform us of the nature of such transaction and the parties involved.
Termination
The 2007 Stockholders' Agreement terminates (1) with respect to any individual stockholder, on the first date when such stockholder no longer holds any shares of common stock and (2) in its entirety, upon the first to occur of all of our equity securities being owned by a single person or the agreement in writing by us and each stockholder party to the 2007 Stockholders' Agreement.
Our Website and Availability of SEC Reports and Other Information
The Company maintains a website at the following address: www.hyatt.com. The information on the Company's website is not incorporated by reference in this annual report.
We make available on or through our website certain reports and amendments to those reports we file with or furnish to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

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
Macroeconomic and other factors beyond our control as well as the business, financial, operating, and other risks of the hospitality industry can adversely affect demand for hospitality products and services. This includes demand for rooms and services at a portfolio of properties that we develop, own, operate, manage, franchise, and license. These factors include:

•	changes and volatility in general economic conditions, including the severity and duration of any downturn in the U.S., Europe, Asia Pacific, or global economy and financial markets;

•	war, civil unrest, terrorist activities or threats, and heightened travel security measures instituted in response to these events;

•	fear of outbreaks or outbreaks of pandemic or contagious diseases;

•	climate change and resource scarcity, such as water and energy scarcity;

•	natural or man-made disasters, such as earthquakes, tsunamis, tornadoes, hurricanes, floods, wildfires, oil spills, and nuclear incidents;

•	changes in the desirability of particular locations or travel patterns of customers;

•	decreased corporate budgets and spending and cancellations, deferrals, or renegotiations of group business;

•	low consumer confidence, high levels of unemployment, and depressed housing prices;

•	the financial condition of the airline, automotive, and other transportation-related industries and its impact on travel;

•	decreased airline capacities and routes;

•	travel-related accidents;

•	oil prices and travel costs;

•	statements, actions, or interventions by governmental officials related to travel and corporate travel-related activities, and the resulting negative public perception of such travel and activities;

•	domestic and international political and geo-political conditions, including changes in trade policy;

•	changes in taxes (including as a result of the 2017 Tax Act) and governmental regulations that influence or set wages, prices, interest rates, or construction and maintenance procedures and costs;

•	the costs and administrative burdens associated with compliance with applicable laws and regulations;

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

•
the attractiveness of our properties and services to consumers and potential owners and competition from other hotels and alternative lodging marketplaces, including online accommodation search and/or reservation services, and wellness-related businesses;

•	cyclical over-building in the hotel, all-inclusive, and vacation ownership industries; and

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
Consumer demand for our products and services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence, high unemployment, or adverse political conditions can lower the revenues and profitability of our owned properties and the amount of management and franchise fee revenues we are able to generate from our managed and franchised properties. In addition, expenses associated with managing, franchising, licensing, or owning hotels, branded spas and fitness studios, and, residential, vacation, and condominium ownership units are relatively fixed. These costs include personnel costs, interest, rent, property taxes, insurance, and utilities, all of which may increase at a greater rate than our revenues and/or may not be able to be reduced at the same rate as declining revenues. Where cost-cutting efforts are insufficient to offset declines in revenues, we could experience a material decline in margins and reduced or negative cash flows. If we are unable to decrease costs significantly or rapidly when demand for our hotels and other properties decreases, the decline in our revenues could have a particularly adverse impact on our net cash flows and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth. Economic downturns generally affect the results derived from owned properties more significantly than those derived from managed and franchised properties given the greater exposure owners have to the properties' performance. Our proportion of owned and leased properties, compared to the number of properties we manage or franchise for third-party owners, is larger than that of many of our competitors and, as a result, an economic downturn could have a greater adverse effect on our results of operations. As a result, changes in consumer demand and general business cycles can subject and have subjected our revenues, earnings, and results of operations to significant volatility.
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
We currently manage, franchise, or own hotels and resorts in 60 countries around the world. Our operations outside the United States represented approximately 19% of our revenues for the year ended December 31, 2018. The hotels and resorts we manage, franchise, or own outside of the United States represent approximately 38% of the rooms in our system-wide inventory at December 31, 2018. We expect our international operations may account for an increasing portion of our total revenues and rooms in the future.
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

•	currency exchange rate fluctuations or currency restructurings;

•	U.S. taxation of income earned abroad (including the impact of the 2017 Tax Act);

•	limitations on the redeployment of non-U.S. earnings;

•
import and export licensing requirements and regulations, as well as unforeseen changes in regulatory requirements, including imposition of tariffs or embargoes, export regulations, controls, and other trade restrictions;

•	political and economic instability;

•	the complexity of managing an organization doing business in many jurisdictions;

•	uncertainties as to local laws and enforcement of contract and intellectual property rights and occasional requirements for onerous contract clauses; and

•	rapid changes in government, economic and political policies, political or civil unrest, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation.
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
Hurricanes, earthquakes, tsunamis, wildfires, and other man-made or natural disasters, as well as the spread or fear of spread of contagious diseases such as Zika or Ebola in locations where we own, manage, or franchise significant properties and areas of the world from which we draw a large number of customers, could cause a decline in the level of business and leisure travel in certain regions or as a whole, and reduce the demand for lodging which may adversely affect our financial and operating performance. Actual or threatened war, terrorist activity, political unrest, civil strife, and other geopolitical uncertainty could have a similar effect on our revenues or on our growth strategy. Any one or more of these events may reduce the overall demand for hotel rooms or limit the prices we can obtain for them, both of which could adversely affect our profits.
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
The hospitality industry has experienced and is continuing to experience significant consolidation, and we expect, this trend may continue as companies attempt to strengthen or hold their market positions in a highly competitive and evolving industry. Consolidation by our competitors will give them increased scale and may enhance their capacity, abilities and resources and lower their cost structure, causing us to be at a competitive disadvantage. If we lose market share or are not able to successfully attract third-party hotel owners to our brands as a result of this consolidation, our results of operations, cash flow, business, and overall financial condition could be materially adversely affected.

Significant increases in the volume of sales made through third-party internet travel intermediaries could have an adverse impact on consumer loyalty to our brand and could negatively affect our revenues and profits.
We expect to continue to derive most of our business from traditional channels of distribution and our website. However, consumers worldwide routinely use internet travel intermediaries to book travel. Some of these intermediaries are attempting to increase the importance of generic quality indicators (such as "four-star downtown hotel") at the expense of brand identification. These intermediaries hope that consumers will eventually develop brand loyalties to their reservation system rather than to our brands. Some of these intermediaries have launched their own loyalty programs to further develop loyalties to their reservation system. In addition, these intermediaries typically obtain higher commissions or other potentially significant contract concessions, increasing the overall cost of these third-party distribution channels. If the volume of sales made through internet travel intermediaries continues to increase, consumers may develop stronger loyalties to these intermediaries rather than to our brands, our distribution costs could increase significantly, and our business revenues and profits could be harmed.
If we are unable to establish and maintain key distribution arrangements for our properties, the demand for our rooms and our revenues could fall.
Increasingly, the rooms at hotels and resorts that we manage, franchise, or own are booked through third-party internet travel intermediaries and online travel service providers. We also engage third-party intermediaries, including travel agencies and meeting and event management companies, who collect fees by charging our hotels and resorts a commission on room revenues. A failure by our distributors to attract or retain their customer bases could lower demand for hotel rooms and, in turn, reduce our revenues. In addition, some of our distribution agreements are not exclusive, are short term, are terminable at will, or are subject to early termination provisions. The loss of distributors, increased distribution costs, or the renewal of distribution agreements on less favorable terms could adversely impact our business.
Cyber risk and the failure to maintain the integrity of customer, colleague, or company data could result in faulty business decisions, harm our reputation, and result in a loss of business and/or subject us to costs, fines, investigations, enforcement actions, or lawsuits.
We collect, use, and retain large volumes of customer data, including payment card numbers and other personally identifiable information for business, marketing, and other purposes, and our various information technology systems capture, process, summarize, and report such data. We also maintain personally identifiable information about our colleagues. We store and process such customer, colleague, and company data both at onsite facilities and at third-party owned facilities including, for example, in third-party hosted cloud environments. We also rely on the availability of information technology systems to operate our business, including communications, reservations, guest services, payments, and other general operations. Our systems, colleagues, and customers can be targeted by social engineering attacks that may, among other things, aim to obtain funds fraudulently. The integrity and protection of customer, colleague, and company data, as well as the continuous operation of our systems, are critical to our business. Our customers and colleagues expect we will adequately protect their personal information and that our services will be continuously available. The regulations and contractual obligations applicable to security and privacy are increasingly demanding, both in the United States and in other jurisdictions where we operate, and cyber-criminals regularly target the hospitality industry. We have disclosed prior incidents involving cyber-criminals that have attacked our systems, as well as those operated by third-parties, to gain access to devices that process payment card or other data. We expect ongoing attempts to gain access to our systems and those operated by our third-party owners, franchisees, and vendors. Because of the scope and complexity of our information technology structure, our reliance on third parties to support and protect our structure and data, and the constantly evolving cyber-threat landscape, our systems may be vulnerable to disruptions, failures, unauthorized access, cyber-terrorism, human error, negligence, fraud, or other misuse. These or similar occurrences, whether accidental or intentional, could result in theft, unauthorized access or disclosure, loss, and fraudulent, or unlawful use of customer, colleague, or company data which could harm our reputation or result in a loss of business, as well as remedial and other costs, fines, investigations, enforcement actions, or lawsuits. These or similar occurrences could also lead to an interruption in the operation of our systems resulting in business impact, including loss of business. Those same scope, complexity, reliance, and changing cyber-threat landscape factors could also affect our ability to adapt to and comply with changing regulatory obligations and expectations. Additionally, we increasingly rely on franchisees, which are subject to the same risks. In order to address these risks, we continue to evolve a risk management framework utilizing risk assessments to identify priorities for enhancements, including current enhancement efforts that involve implementing technologies such as payment card tokenization and point-to-point encryption, advanced endpoint detection, network segmentation, and authenticated web and email gateways. We work to continuously evaluate our security posture throughout the enterprise and make appropriate changes to our operating processes and improve our defenses. We maintain insurance designed to provide coverage for cyber risks related to the theft, loss, and fraudulent, or unlawful use of customer, colleague, or company data, but the foregoing occurrences or future occurrences could result in costs and business impacts which may not be covered or may be in excess of any available insurance that we may have procured. As a result, future incidents could have a material impact on our business and adversely affect our financial condition and results of operations.

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
Our information technology systems are vulnerable to damage or interruption from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins, and similar events. The occurrence of any of these natural disasters or unanticipated problems at any of our information technology facilities or any of our call centers could cause interruptions or delays in our business, loss of data, or render us unable to process reservations.
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
Sophisticated information technology and other systems are instrumental for the hospitality industry, including systems used for our central reservations, revenue management, property management, and global loyalty program, as well as technology systems that we make available to our guests. These information technology and other systems must be refined, updated, or replaced with more advanced systems on a regular basis. Developing and maintaining these systems may require significant capital. If we are unable to replace or introduce information technology and other systems as quickly as our competitors or within budgeted costs or schedules when these systems become outdated or require replacement, or if we are unable to achieve the intended benefits of any new information technology or other systems, our operations could be harmed and our ability to compete effectively could be diminished.
Competition for Guests
We compete for guests at our hotels and our all-inclusive resorts and for customers of our services, based primarily on brand name recognition and reputation, location, customer satisfaction, room rates, quality of service, amenities, quality of accommodations, security, our cancellation policy, and the ability to earn and redeem loyalty program points. In addition to competing with other hotel and resort properties, Hyatt-branded vacation ownership properties compete with national and independent vacation ownership club operators as well as with owners reselling their interests in these properties.
Competition for Management and Franchise Agreements
We compete for management agreements based primarily on the value and quality of our management services, our brand name recognition and reputation, the level of our management fees, the cost of our system-wide services, the terms of our management agreements (including compared to the terms our competitors offer), and the economic advantages to the property owner of retaining our management services and using our brand name. We compete for franchise agreements based primarily on brand name recognition and reputation, the room rate that can be realized, the cost of our system-wide services, and royalty fees charged. Other competitive factors for management and franchise agreements are relationships with property owners and investors, availability and affordability of financing, marketing support, loyalty programs, reservation and e-commerce system capacity and efficiency, distribution channels, limitations on the expansion of one or more of our brands in certain geographic areas due to restrictions previously agreed to in order to secure management and franchise opportunities, and the ability to make investments that may be necessary to obtain management and franchise agreements.
Competition for Sales of Hyatt-Branded Vacation Ownership Properties
Under a master license agreement with us, Interval Leisure Group, which was acquired by Marriott Vacations Worldwide Corporation in 2018 ("ILG/MVW"), is the exclusive worldwide developer, marketer, seller, and manager of vacation ownership and related products under the Hyatt brand. We receive license fees under the licensing agreement, including fees based on sales of vacation ownership units. ILG/MVW competes for sales of Hyatt-branded vacation ownership properties based principally on location, quality of accommodations, price, financing terms, quality of service, terms of property use, opportunity to exchange for time at other vacation properties, and brand name recognition and reputation. In addition to competing with other hotel and resort properties, Hyatt-branded vacation ownership properties compete with national and independent vacation ownership club operators as well as with owners reselling their interests in these properties, which could reduce demand or prices for new vacation ownership properties. ILG/MVW's ability to attract and retain qualified purchasers of Hyatt-branded vacation ownership properties depends on ILG/MVW's success in distinguishing the quality and value of Hyatt-branded vacation ownership products and services from those offered by others. If ILG/MVW is unable to do so, its ability to compete effectively for sales of vacation ownership properties could be adversely affected and our licensing fees could be adversely impacted.
Adverse incidents at or adverse publicity concerning our properties or our corporate responsibilities could harm our brands and reputation as well as reduce our revenues and lower our profits.
Our brands and our reputation are among our most important assets. Our ability to attract and retain guests depends, in part, upon the external perceptions of Hyatt, the quality of our hotels and services, and our corporate and management integrity. An incident involving the potential safety or security of our colleagues or our guests, or adverse publicity regarding safety or security at our competitors' properties, or in respect of our third-party vendors or owners and the industry, and any media coverage resulting therefrom, may harm our brands and reputation, cause a loss of consumer confidence in Hyatt and the industry, and negatively impact our results of operations. Additionally, our reputation could be harmed if we fail to act responsibly or are perceived as not acting responsibly or fail to or are perceived to not comply with regulatory requirements in a number of areas such as safety and security, data security, sustainability, responsible tourism, environmental management, human rights, and support for local communities. The continued expansion in the use of social media over recent years has compounded the potential scope of the negative publicity that could be generated and could increase our costs, lead to litigation, or result in negative publicity that could damage our reputation. Adverse incidents have occurred in the past and may occur in the future.
If we are unable to maintain good relationships with third-party property owners and franchisees and/or if we terminate agreements with defaulting third-party property owners and franchisees, our revenues could decrease and we may be unable to maintain or expand our presence.
We earn fees for managing and franchising hotels and other properties and expect franchise ownership to continue to increase over time. The viability of our management and franchising business depends on our ability to establish and maintain good relationships with third-party property owners and franchisees. Third-party developers, property owners, and franchisees are focused on maximizing the value of their investment and working with a management company or franchisor that can help them be successful. The effectiveness of our management, the value of our brands, and the rapport we maintain with our third-party property owners and franchisees impact renewals of existing agreements and are also important factors for existing or new third-party property owners or franchisees considering doing business with us. Our relationships with these third parties generate additional property development opportunities that support our growth. In addition, if third-party property owners or franchisees breach the terms of our agreements with them, we may elect to exercise our termination rights, which would eliminate our revenues from these properties and cause us to incur expenses related to terminating these relationships. These risks become more pronounced during economic downturns.
Contractual and other disagreements with third-party property owners or franchisees could make us liable to them or result in litigation costs or other expenses, which could lower our profits.
Our management and franchise agreements require us and third-party property owners or franchisees to comply with operational and performance conditions that are subject to interpretation and could result in disagreements. Additionally, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties like us, which means, among other things, that property owners may assert the right to terminate management agreements even where the agreements do not expressly provide for termination. In the event of any such termination, we may need to enforce our right to damages or negotiate damages that may not equal expected profitability over the term of the agreement.
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
Generally, termination rights under performance tests are based upon the property's individual performance, its performance when compared to a specified set of competitive hotels branded by other hotel operators, or both. Some agreements require a failure of one test, and other agreements require a failure of more than one test, before termination rights are triggered. These termination rights are usually triggered if we do not meet the performance tests over multiple years. Generally, we have the option to cure performance failures by making an agreed-upon cure payment. However, our cure rights may be limited in some cases and the failure to meet the performance tests may result in the termination of our management agreement. In the past we have (1) failed performance tests, received notices of termination, and elected to make cure payments, (2) failed performance tests and negotiated an alternative resolution, and (3) failed performance tests and elected not to make a cure payment. When any termination notice is received, we evaluate all relevant facts and circumstances at the time in deciding whether to cure. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements" for more information related to performance test payments. In addition, some of our management agreements give third-party property owners the right to terminate upon payment of a termination fee to us after a certain period of time, upon sale of the property, or another stated event. Our franchise agreements typically require franchisees to pay a fee to us before terminating. In addition, if an owner files for bankruptcy, our management and franchise agreements may be terminable under applicable law. If a management or franchise agreement terminates, we would lose the revenues we derive from that agreement and could incur costs related to ending our relationship with the third party and exiting the property.
Certain of our contractual arrangements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels.
The terms of certain guarantees to hotel owners may require us to fund shortfalls if the hotels do not attain specified levels of operating profit. This guaranteed funding to hotel owners may not be recoverable to us and could lower our profits and reduce our cash flows. As an example, in 2013, we entered into management agreements for four hotels in France and a related performance guarantee for the first seven years of the management agreements, pursuant to which we have had to make payments to the owner each year and expect to be required to make payments through the term of the guarantee. The performance guarantee stipulated a maximum performance guarantee commitment of €377 million, which is reduced by annual payments made under the guarantee. While neither the cumulative payments to date nor expected payments under this or other guarantees have been or are expected to be significant to our liquidity, future payments under these performance guarantees may adversely affect our financial performance and results of operations.
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
Our proportion of owned and leased properties, compared to the number of properties that we manage or franchise for third-party owners, is larger than that of many of our competitors. Real estate ownership and leasing is subject to risks not applicable to managed or franchised properties which could adversely affect our results of operations, cash flow, business, and overall financial condition, including:

•	governmental regulations relating to real estate ownership;

•	real estate, insurance, zoning, tax, environmental, and eminent domain laws;

•	the ongoing need for owner funded capital improvements and expenditures to maintain or upgrade properties;

•	risks associated with mortgage debt, including the possibility of default, fluctuating interest rate levels, and the availability of replacement financing;

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
As part of our long-term asset recycling strategy, we plan, from time to time, to sell certain properties, subject to a management or franchise agreement, in order to reinvest the proceeds to support the growth of our business. In addition, we previously announced a targeted reduction in our owned real estate portfolio that is expected to generate $1.5 billion in gross cash proceeds by the end of 2020. To date, under the announced $1.5 billion asset sell-down, we have realized gross proceeds of approximately $1.1 billion. As we actively market and look to sell selected properties, general economic conditions along with property-specific issues may negatively affect the value of our properties and therefore reduce our return on the investment or prevent us from selling the property on acceptable terms or prevent us from selling properties within our previously announced timeframe. We cannot assure you that we will be able to consummate any such sales on commercially reasonable terms or at all, or that we will realize any anticipated benefits from such sales. Real estate investments often cannot be sold quickly. Dispositions of real estate assets can be particularly difficult in a challenging economic environment, as financing alternatives are often limited for potential buyers. As a result, economic conditions may prevent potential purchasers from obtaining financing on acceptable terms, if at all, thereby delaying or preventing our ability to sell the properties selected for disposition. Our inability to sell assets, or to sell such assets at attractive prices, could have an adverse impact on our ability to realize proceeds for reinvestment or the return of capital to shareholders, and ultimately to execute on our long-term strategy. In addition, even if we are successful in consummating sales of selected properties, such dispositions may result in losses.
We may seek to expand through acquisitions of and investments in other businesses and properties, or through alliances; these acquisition activities may be unsuccessful or divert our management's attention.
We consider strategic and complementary acquisitions of and investments in other businesses, properties, brands, or other assets as part of our growth strategy. For example, in 2018, we acquired Two Roads and in 2017, we acquired Miraval and Exhale. We may also pursue opportunities in alliance with existing or prospective owners of managed or franchised properties. In many cases, we will be competing for these opportunities with third parties that may have substantially greater financial resources than we do. Acquisitions of or investments in hospitality companies, businesses, properties, brands, or assets, as well as these alliances, are subject to risks that could affect our business, including risks related to:

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
The success of any such acquisitions or investments will also depend, in part, on our ability to integrate the acquisition or investment with our existing operations. Inability to integrate completed acquisitions in an efficient and timely manner could result in reputational harm or have an adverse impact on our results of operations. Integration efforts may also take longer than we anticipate and involve unexpected costs. If we are unable to successfully integrate an acquired business, we may not realize the benefits that were expected at the time of acquisition. We may experience difficulty with integrating acquired businesses, properties, or other assets, including difficulties relating to:

•	coordinating sales, distribution, loyalty, and marketing functions;

•	effectively and efficiently integrating information technology and other systems;

•
issues not discovered as part of the transactional due diligence process and/or unanticipated liabilities or contingencies of acquired businesses, including with respect to commercial disputes or cyber incidents and information technology failures or other matters; and

•	preserving the important licensing, distribution, marketing, owner, customer, labor, and other relationships of the acquired assets.
In addition, as a result of any acquisition activity, we may assume management and franchise agreements with terms that are not as favorable as other agreements within our portfolio and may result in loss of business over time. Any such acquisitions, investments, or alliances could also demand significant attention from our management team that would otherwise be available for our regular business operations, which could harm our business.
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
In addition, in conjunction with financing obtained for our hospitality ventures, we may provide completion guarantees, debt repayment guarantees, standard indemnifications to lenders for loss, liability, or damage occurring as a result of our actions or actions of the other hospitality venture owners.
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
Although our hospitality ventures may generate positive cash flow, in some cases these hospitality ventures may be unable to distribute that cash to the hospitality venture partners. Additionally, in some cases our hospitality venture partners control distributions and may choose to leave capital in the hospitality venture rather than distribute it. Because our ability to generate liquidity from our hospitality ventures depends on the hospitality ventures' ability to distribute capital to us, tax considerations or decisions of our hospitality venture partners could reduce our return on these investments. We include our pro rata share of Adjusted EBITDA attributable to our unconsolidated hospitality ventures in our owned and leased hotels segment Adjusted EBITDA and our consolidated Adjusted EBITDA regardless of whether the cash flow of those ventures is, or can be, distributed to us.
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
Some of our existing development pipeline may not be developed into new hotels or may not open on the anticipated timeline, which could materially adversely affect our growth prospects.
At December 31, 2018, our executed contract base consisted of approximately 445 hotels, or approximately 89,000 rooms. The commitments of owners and developers with whom we have agreements are subject to numerous conditions, and the eventual development and construction of our pipeline not currently under construction is subject to numerous risks, including, in certain cases, obtaining governmental and regulatory approvals and adequate financing. As a result, we cannot assure you that our entire development pipeline will be completed and developed into new hotels or that those hotels will open when anticipated.

If our third-party property owners, including our hospitality venture partners, are unable to repay or refinance loans secured by the mortgaged properties, our revenues, profits, and capital resources could be reduced and our business could be harmed.
Many of the properties owned by third-parties or our hospitality ventures are pledged as collateral for mortgage loans entered into when such properties were purchased or refinanced. If our third-party property owners or our hospitality venture partners are unable to repay or refinance maturing indebtedness on favorable terms or at all, the lenders could declare a default, accelerate the related debt, and repossess the property. Any sales or repossessions could, in certain cases, result in the termination of our management agreements and eliminate anticipated income and cash flows, which could negatively affect our results of operations.
If we or our third-party owners, franchisees, or development partners are unable to access the capital necessary to fund current operations or implement our plans for growth, our profits could be reduced and our ability to compete effectively could be diminished.
The hospitality industry is a capital-intensive business requiring significant capital expenditures to develop, operate, maintain, and renovate properties. Access to the capital that we or our third-party owners, franchisees, or development partners need to finance the construction of new properties or to maintain and renovate existing properties is critical to the continued growth of our business and our revenues.
The availability of capital or the conditions under which we or our third-party owners, franchisees, or development partners can obtain capital can have a significant impact on the overall level, cost, and pace of future development and therefore the ability to grow our revenues. The most recent economic downturn caused credit markets to experience significant disruption severely reducing liquidity and credit availability. Such disruptions may diminish the ability and desire of existing and potential development partners to access capital necessary to develop properties. Our ability to access additional capital could also be limited by the terms of our revolving credit facility, which restricts our ability to incur debt under certain circumstances. Additionally, if one or more of the financial institutions that support our revolving credit facility fail, we may not be able to find a replacement, which would reduce the availability of funds that we can borrow under the facility.
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
At times, we make loans to our third-party hotel owners for hotel development expenditures when we enter into management or franchise agreements with third parties, including hospitality ventures. In certain circumstances we may also provide senior secured financing or subordinated forms of financing (also referred to as mezzanine financing) to third-party owners. We could suffer losses if third-party property owners or franchisees default on loans that we provide. Additionally, we may provide third-party lenders financial guarantees related to the timely repayment of all or a portion of the associated debt of certain of our hospitality ventures and managed hotels. The guarantees may be for the full amount of the debt or may be limited to a portion of the debt. We typically obtain reimbursement agreements from our partner(s) or other third parties with the intent to limit our exposure to our share of the debt. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 6 to our Consolidated Financial Statements" for more information related to our loans and other financing arrangements and "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements" for more information related to our guarantees.
Our debt service obligations may adversely affect our cash flow and reduce our operational flexibility.
The terms of the indenture governing our Senior Notes (as defined in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 10 to our Consolidated Financial Statements") and those of our revolving credit facility subject us to the following:

•	a risk that cash flow from operations will be insufficient to meet required payments of principal and interest;

•
restrictive covenants, including covenants related to certain financial ratios. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for further information related to restrictions under our financial covenants; and

•
the risk that any increase in the interest rate applicable to any borrowings under our revolving credit facility could reduce our cash flows available for other corporate purposes, including investments in our portfolio, could limit our ability to refinance existing debt when it matures, or could increase interest costs on any debt that is refinanced.

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
We manage and franchise properties owned by third parties under the terms of management and franchise agreements and expect franchise ownership to continue to increase significantly over time. Substantially all of these agreements require third-party property owners or franchisees to comply with standards that are essential to maintaining our brand integrity and reputation. We depend on third-party property owners or franchisees to comply with these requirements by maintaining and improving properties through investments, including investments in furniture, fixtures, amenities, and personnel. If our third-party property owners or franchisees fail to make investments necessary to maintain or improve the properties we manage or franchise, our brand preference and reputation could suffer. Moreover, third-party owners or franchisees may be unwilling or unable to incur the cost of complying with brand standards for new and existing brands as such brands may evolve from time to time. As a result, we may be forced to absorb such costs to ensure that brand standards come to market in a timely fashion. Moreover, as we continue to increase our franchised hotel presence, our ability to maintain brand standards may become increasingly challenging.
In addition, we are continually developing and launching new initiatives, including new brands or marketing programs, which can be a time-consuming and expensive process. For example, in 2018, we acquired Two Roads, and in 2017, we launched World of Hyatt and acquired Miraval and Exhale. We have invested capital and resources in owned real estate, property development, brand development, and brand promotion. If such initiatives are not well received by our colleagues, guests, and owners, they may not have the intended effect. We may not be able to recover the costs incurred in developing and launching new brands or other initiatives or to realize their intended or projected benefits, which could lower our profits.
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
Our franchisees and their hotel operators also currently may be or may become subject to collective bargaining agreements. Labor disruptions, labor regulation, and negotiation of labor agreements may be disruptive to a franchisee's operations which could impact our franchised fee income or harm our reputation. We do not have the ability to control the negotiations of collective bargaining agreements covering unionized labor employed by third-party property owners and franchisees.
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
Our business, properties, and colleagues are subject to a variety of laws and regulations around the globe. Generally, these laws and regulations address our sales and marketing and advertising efforts, our handling of privacy issues and customer data, our anti-corruption efforts, our ability to obtain licenses for business operations such as sales of food and liquor, and matters relating to immigration, the environment, health and safety, health care, gaming, competition, and trade, among other things. Our collection and use of personal data are governed by privacy laws and regulations, and privacy law is an area that changes often and varies significantly by jurisdiction. Increasingly, there is potential for increased exposure for fines, penalties, and civil judgments as a result of new privacy regulations. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our properties and services to our guests.
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
Vacation ownership license agreement with ILG/MVW
In connection with the sale of our vacation ownership business to ILG/MVW in 2014, we license to ILG/MVW the right to develop, operate, manage, sell, and market vacation ownership resorts using the Hyatt brand. Affiliates of ILG/MVW or approved third parties are required to conduct these activities pursuant to operational and performance requirements set forth in the license agreement, but we are exposed to the risks of ILG/MVW defaulting under the license agreement. If we are unable to maintain a good relationship with ILG/MVW and/or the licensing agreement terminates due to a default or otherwise by ILG/MVW, our revenues could decrease and we may be unable to maintain or expand our presence in the vacation ownership segment. Contractual and other disagreements could expose us to liability or result in litigation costs or other expenses, which could lower our profits. Under the terms of the master license agreement with ILG/MVW, we have certain rights in connection with MVW's acquisition of ILG, including the right to terminate the master license agreement within one year after the closing of MVW's acquisition and remove the Hyatt brand from such vacation ownership properties. If we terminate the master license agreement as noted above, we will be entitled to a termination fee.
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
The Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRSHR Act") expanded sanctions against Iran and Syria. In addition, the ITRSHR Act instituted disclosure requirements in annual and quarterly reports for public companies engaged in, or affiliated with an entity engaged in, specified activities under the ITRSHR Act. A company subject to Section 219 of the ITRSHR Act must make detailed disclosures about certain activities knowingly conducted by it or any of its affiliates. No activities in 2018 required any disclosure. In the event Hyatt were to engage in certain activities that are subject to disclosure pursuant to Section 219 of the ITRSHR Act and Section 13(r) of the Exchange Act, we would be required to separately file, concurrently with any ITRSHR Act disclosure, a notice that such activities were disclosed in our quarterly or annual report filings, which notice must also contain the information required by Section 13(r) of the Exchange Act. The SEC is required to post this notice of disclosure on its website and send the report to the President and certain Congressional committees. The President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed on the Company. Disclosure of such activities, even if they are not subject to sanctions under applicable law, and any sanction actually imposed on us or our affiliates as a result of these activities, could harm our reputation and brands and have a negative impact on our results of operations.
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
If the insurance that we, our owners, hospitality ventures, franchisees, or licensees carry does not sufficiently cover damage or other potential losses or liabilities involving properties that we own, manage, or franchise, our profits could be reduced.
We, our owners, hospitality ventures, and our franchisees and licensees carry insurance from solvent insurance carriers that we believe is adequate for foreseeable losses and with terms and conditions that are reasonable and customary. Nevertheless, market forces beyond our control could limit the scope of the insurance coverage that we, our owners, hospitality ventures, our franchisees, or licensees can obtain or restrict our ability, our owners', our hospitality ventures', our franchisees', or licensees' ability to buy insurance coverage at reasonable rates. In the event of a substantial loss, the insurance coverage that we carry, our owners, hospitality ventures, franchisees, or licensees carry may not be sufficient to pay the full value of our financial obligations, our liabilities, or the replacement cost of any lost investment or property loss. In addition, there are other risks that may fall outside of the general coverage limits of our policies, may be uninsurable, or with respect to which the cost of insurance is too expensive to justify. In some cases, these factors could result in certain losses being completely uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenues, profits, management fees, franchise fees, license fees, or incentive income from the property, we could remain obligated for performance guarantees in favor of third-party property owners or for their debt or other financial obligations, suffer an uninsured or underinsured property loss, or we may not have sufficient insurance to cover awards of damages resulting from our liabilities. If the insurance that we carry, our owners, hospitality ventures, franchisees, or licensees carry does not sufficiently cover damages or other losses or liabilities, our profits could be adversely affected.
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
Our global operations subject us to income and non-income based taxes such as sales, use, value added, goods and services, payroll, property, and franchise taxes in numerous jurisdictions. Our future tax expenses and liabilities could be affected by changes in tax laws or the interpretation of the tax laws, as well as changes in our business operations. Our future tax expense could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time the U.S. federal, state, local, and foreign governments make substantive changes to tax rules and the application thereof, such as the 2017 Tax Act, discussed below, and the Base Erosion and Profit Shifting project ("BEPS") being undertaken by the Organization for Economic Cooperation and Development. Legislative and tax treaty changes and the interpretation thereof could result in materially higher corporate taxes than would be incurred under existing tax law or interpretation and could adversely impact profitability. State and local tax authorities have also increased their efforts to increase revenues through changes in tax law and audits. Such changes and proposals, if enacted, could increase our future effective income tax rates.
We are subject to on-going and periodic audits by the Internal Revenue Service ("IRS") and various state, local, and foreign tax authorities and currently are engaged in disputes with certain of such tax authorities. We have filed an Advanced Pricing Agreement request to obtain certainty regarding our transfer pricing policy. We are a party to certain agreements with foreign tax authorities that reduce or defer the amount of tax we pay. The ultimate results of the Advanced Pricing Agreement or the expiration of such agreements, or changes in circumstances or in the interpretation of such agreements, could increase our tax costs. We believe we have established adequate reserves for potential tax liabilities, but the final amount of taxes, including interest and penalties, assessed and paid could exceed the amount of such reserves, which could reduce our profits and cash position.
U.S. tax legislation may materially adversely affect our financial condition, results of operations, and cash flows.

The 2017 Tax Act and related interpretive guidance, including Treasury regulations in both proposed and final form, have significantly changed the U.S. federal income taxation of U.S. corporations. The interpretation of this legislation remains unclear in some respects and continues to be subject to technical corrections and interpretive guidance. There may be other material adverse effects resulting from subsequent interpretation of the legislation that we have not yet identified. While some of the changes may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial. In addition, it is unclear how some state and local jurisdictions will conform to these U.S. federal income tax changes, which often use federal taxable income as a starting point for computing state and local tax liabilities, or how the changes will be viewed by foreign governments. We continue to review new regulations and guidance as it is released to determine the full impact of the tax legislation.
We are exposed to counterparty and credit risk and fluctuations in the market values of our investment portfolio.
All of our cash not required to fund our daily operating activities is invested in interest-bearing investments with a greater focus placed on capital preservation than on investment return. The majority of our cash and cash equivalent balances are held on deposit with high quality financial institutions that hold long-term ratings of at least BBB or Baa from S&P or Moody's, respectively, and in AAA-rated money market funds. As such, we are exposed to counterparty risk on our cash and cash equivalent balances at December 31, 2018. We also have established investment accounts for purposes of investing portions of our cash resources for the World of Hyatt loyalty program, certain benefit programs, and our captive insurance companies. Although we have not recognized any significant losses to date on these investments, any significant declines in their market values could materially adversely affect our financial condition and operating results. Credit ratings and pricing of these investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk, or other factors. As a result, the value and liquidity of our investments could decline and result in impairments, which could materially adversely affect our financial condition and operating results.

Risks Related to Share Ownership and Other Stockholder Matters
Our stock price has been and is likely to continue to be volatile, and you may not be able to resell shares of your Class A common stock at or above the price you paid.
The stock market in general, and hospitality companies in particular, including us, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the underlying businesses. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of shares of our Class A common stock in spite of our operating performance. In addition, companies that own or lease a greater proportion of properties have at times experienced disproportionate volatility and price and volume fluctuations, and we expect this dynamic to continue. These broad market and industry factors may seriously harm the market price of our Class A common stock, regardless of our actual operating performance.
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

•	stock price performance of our competitors;

•	fluctuations in stock market prices and volumes in the U.S. and abroad;

•	low investor confidence;

•	default on our indebtedness or foreclosure of our properties;

•	changes in senior management or key personnel;

•	downgrades or changes in financial estimates by securities analysts or negative reports published by securities analysts about our business or the hospitality industry in general;

•	negative earnings or other announcements by us or other hospitality companies;

•	downgrades in our credit ratings or the credit ratings of our competitors;

•	issuances or repurchases of equity or debt securities;

•	a decision to pay or not to pay dividends;

•	cyber incidents and information technology failures;

•	terrorist activities or threats of such activities, civil or political unrest, or war; and

•	global economic, legal, and regulatory factors unrelated to our performance.
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

There can be no assurance that we will continue to declare or pay dividends in the future or that we will continue to repurchase shares pursuant to our share repurchase program consistent with historical amounts or at all.
While we currently pay a quarterly cash dividend to our stockholders, we may change our dividend policy at any time, and we may not continue to declare cash dividends. Further, pursuant to our share repurchase program, we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. Our dividend payments or share repurchase program may change from time to time, and we may not continue to declare dividends or repurchase shares in any particular amounts, in amounts consistent with historical practice, or at all. Our repurchase program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares and the timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the timing and amount of cash proceeds from asset dispositions, the timing and amount of any 1031-exchange transactions and other tax-planning matters, the trading price of our common stock, the nature of other investment opportunities, and other factors as our board of directors may deem relevant from time to time. A reduction in or elimination of our dividend payments or repurchase activity could have a negative effect on our stock price, increase volatility, or fail to enhance shareholder value. The actual declaration and payment of future dividends, the amount of any such dividends, and the establishment of record and payment dates, if any, are subject to determination by our board of directors after its review of our business strategy, applicable debt covenants, financial performance and position, and other factors as our board of directors may deem relevant from time to time. Our declaration and payment of future dividends is subject to risks and uncertainties, including: deterioration of our financial performance or position, inability to declare a dividend in compliance with applicable laws or debt covenants, an increase in our cash needs or decrease in available cash, and the business judgment of the board of directors that a declaration of a dividend is not in the best interest of our shareholders.
Reports published by securities or industry analysts, including projections in those reports that exceed our actual results, could adversely affect our stock price and trading volume.
Securities research analysts have established and publish their own quarterly projections for our business. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match securities research analysts' projections. Similarly, if one or more of the analysts who writes reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, or the hospitality industry in general, our stock price could decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, our stock price or trading volume could decline.
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

•
Stockholders party to our 2007 Stockholders' Agreement have agreed, subject to certain limited exceptions, to "standstill" provisions that prevent the stockholders from acquiring additional shares of our common stock, making or participating in acquisition proposals for us, or soliciting proxies in connection with meetings of our stockholders, unless the stockholders are invited to do so by our board of directors.

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
Our Class B common stock is entitled to ten votes per share and our Class A common stock is entitled to one vote per share. At January 31, 2019, Pritzker family business interests beneficially own, in the aggregate, 64,845,433 shares, or approximately 96.6%, of our Class B common stock, and 55,505 shares, or 0.1%, of Class A common stock, representing approximately 61.2% of the outstanding shares of our common stock and approximately 91.3% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests will be able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors, a merger, consolidation, or sale of all or substantially all of our assets and any other significant transaction. While the voting agreements are in effect, they may provide our board of directors with the effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. This concentrated control will limit your ability to influence corporate matters, and the interests of Pritzker family business interests may not coincide with our interests or your interests. As a result, we may take actions that you do not believe to be in our interests or your interests and that could depress our stock price. See also "—Voting agreements entered into with or among our major stockholders, including Pritzker family business interests, will result in a substantial number of our shares being voted consistent with the recommendation of our board of directors, and may limit your ability to influence the election of directors and other matters submitted to stockholders for approval."
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
Pritzker family business interests, which beneficially own at January 31, 2019, directly or indirectly, 64,900,938 shares, or 61.2% of our total outstanding common stock and control approximately 91.3% of our total voting power, have entered into a voting agreement with respect to all shares of common stock beneficially owned by Pritzker family business interests. During the term of the voting agreement, which expires on the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by non-Pritzker family business interests, Pritzker family business interests have agreed to vote their shares of our common stock consistent with the recommendation of our board of directors with respect to all matters (assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker)) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). In addition, at January 31, 2019, the stockholders party to the 2007 Stockholder's Agreement beneficially own, in the aggregate, approximately 3.4% of our outstanding Class B common stock, representing approximately 3.2% of the total voting power of our outstanding common stock. Pursuant to the 2007 Stockholder's Agreement, the stockholders party thereto have entered into a voting agreement with us, with respect to the shares of common stock that they beneficially own, and have agreed to vote their shares of common stock consistent with the recommendation of our board of directors, without any separate requirement that our independent directors agree with the recommendation. These voting agreements expire on the date that Thomas J. Pritzker is no longer chairman of our board of directors. See Part I, Item 1, "Business—Stockholder Agreements."
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
Future sales in the public market of Class A common stock issuable upon conversion of Class B common stock, or the perception in the market that the holders of a large number of shares of Class B common stock intend to sell shares, could reduce the market price of our Class A common stock. At January 31, 2019, we had 38,870,443 shares of Class A common stock outstanding and 67,115,828 shares of Class B common stock outstanding.
At January 31, 2019, 38,818,405 shares of Class A common stock are freely tradable in the public market without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act") unless these shares are held by any of our "affiliates," as that term is defined in Rule 144 under the Securities Act ("Rule 144"). The remaining 52,398 outstanding shares of Class A common stock and 67,115,828 outstanding shares of Class B common stock are deemed "restricted securities," as that term is defined in Rule 144. Restricted securities may be sold in the public market only if they are registered under the Securities Act or they qualify for an exemption from registration under Rule 144 or Rule 701 under the Securities Act ("Rule 701"). Of these restricted securities, 2,270,395 shares of Class B common stock are held by shareholders party to the 2007 Stockholders' Agreement and are otherwise eligible to be sold at any time, subject to the applicable rights of first refusal, "drag along" rights and other restrictions contained in the 2007 Stockholders' Agreement. See Part I, Item 1, "Business—Stockholder Agreements—2007 Stockholders' Agreement." Another 12,953 shares of Class A common stock that are deemed restricted securities are otherwise eligible to be sold at any time.
The rest of the restricted securities, consisting of 64,845,433 shares of Class B common stock and 39,445 shares of Class A common stock, together with 16,060 shares of Class A common stock previously registered, are subject to contractual lock-up and certain other restrictions contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement as described in Part I, Item 1, "Business—Stockholder Agreements." These contractual restrictions may be amended, waived, or terminated by the parties to those agreements in accordance with the terms of such agreements without our consent and without notice; the 25% limitation on sales of our common stock may, with respect to each 12 month period, be increased to a higher percentage or waived entirely by the unanimous affirmative vote of our independent directors (excluding for such purposes any Pritzker). All such shares of Class A common stock, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, will be eligible for resale in compliance with Rule 144 or Rule 701 to the extent the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement or the Amended and Restated Foreign Global Hyatt Agreement, as applicable, are waived or terminated with respect to such shares.
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

Time Period	Number of Shares*
During the 12 month period from November 5, 2018 through November 4, 2019	20,050,729
During the 12 month period from November 5, 2019 through November 4, 2020	15,238,813
During the 12 month period from November 5, 2020 through November 4, 2021	7,498,371
During the 12 month period from November 5, 2021 through November 4, 2022	6,419,886
During the 12 month period from November 5, 2022 through November 4, 2023	6,419,886
During the 12 month period from November 5, 2023 through November 4, 2024	6,271,290
During the 12 month period from November 5, 2024 through November 4, 2025	3,001,963
*The foregoing numbers are based on information at January 31, 2019 and assume that the maximum number of shares permitted to be sold during each period set forth above are, in fact, sold during each such period. To the extent any shares are not sold during the first time period that such shares are eligible to be sold as described above, the number of shares that may be sold in subsequent time periods may change.
In addition, at December 31, 2018, 3,932,815 shares of our Class A common stock were reserved for issuance under the Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan ("LTIP"). These shares of Class A common stock will become eligible for sale in the public market once those shares are issued or awarded under our LTIP, subject to provisions of various award agreements and Rule 144, as applicable. In addition, 416,607 shares of our Class A common stock were reserved for issuance under the Hyatt Hotels Corporation Employee Stock Purchase Plan ("ESPP"), 1,169,195 shares of our Class A common stock remained available for issuance pursuant to the Amended and Restated Hyatt Corporation Deferred Compensation Plan ("DCP"), and 300,000 shares of Class A common stock remained available for issuance pursuant to the Hyatt International Hotels Retirement Plan (commonly known as the Field Retirement Plan) ("FRP").
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
Holders of 67,115,828 shares of our Class B common stock (or 63.3% of our total outstanding shares of common stock at January 31, 2019), including Pritzker family business interests, have rights, subject to certain conditions, to require us to file registration statements registering sales of shares of Class A common stock acquired upon conversion of such Class B common stock or to include sales of such shares of Class A common stock in registration statements that we may file for ourselves or for other stockholders. In order to exercise such registration rights, the holder must be permitted to sell shares of its common stock under applicable lock-up restrictions. See "—A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well" and Part I, Item 1, "Business—Stockholder Agreements" for additional information with respect to these lock-up provisions. Subject to compliance with applicable lock-up agreements, shares of Class A common stock sold under the registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of Class A common stock issuable upon conversion of shares of Class B common stock are sold in the public market, such sales could reduce the trading price of our Class A common stock. These sales also could impede our ability to raise future capital. Additionally, we will bear all expenses in connection with any such registrations (other than underwriting discounts).
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
In November and December 2018, a non-U.S. situs trust for the benefit of Jay Robert Pritzker and/or certain of his lineal descendants, of which CIBC Trust Company (Bahamas) Limited served as trustee, limited partnerships for the benefit of Daniel F. Pritzker and/or certain of his lineal descendants, and a trust and a limited liability company for the benefit of Jennifer N. Pritzker and/or certain of her lineal descendants engaged in sales and similar transactions representing an aggregate of 281,412 shares of Class A common stock and/or Class A common stock issuable upon conversion of shares of Class B common stock. After giving effect to these transactions, as well as sales prior to November 2018 by (i) entities affiliated with Goldman Sachs & Co. LLC and the Pritzker Family Foundation that resulted in such entities no longer holding any shares registered for resale on the May 2017 shelf registration statement, and (ii) the Anthony N. Pritzker Family Foundation that resulted in such entity holding fewer shares than are registered for resale on the 2017 shelf registration statement, as of the date of this filing, 13,086,285 shares of the 28,270,281 shares originally registered for resale on the May 2017 shelf registration statement continue to be eligible to be sold pursuant to the May 2017 shelf registration statement during the 12 month period commencing November 5, 2018 through November 4, 2019 under the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement. Subsequent to November

4, 2019, and assuming no further sales, 13,355,573 shares of the 28,270,281 shares originally registered for resale on the May 2017 shelf registration statement will continue to be eligible to be sold pursuant to the May 2017 shelf registration statement. Additional shares may be registered on the shelf registration statement in the future as such shares are eligible to be sold in accordance with the registration rights agreements and lock-up restrictions. See "—A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well" for additional information with respect to the lock-up provisions.
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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
The following table sets forth a description of each owned or leased property in the Hyatt portfolio of properties, excluding branded spas and fitness studios, at December 31, 2018.

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Owned and Leased Hotels

Full Service
Americas Owned:
Park Hyatt Chicago	Chicago, IL	198		100%
Park Hyatt New York	New York, NY	210		100%
Grand Hyatt New York (4)	New York, NY	1,298		100%
Grand Hyatt Rio de Janeiro	Rio de Janeiro, Brazil	436		100%
Grand Hyatt San Antonio (4)	San Antonio, TX	1,003		100%
Hyatt Regency Aruba Resort Spa and Casino (4)	Palm Beach, Aruba, Dutch Caribbean	359		100%
Hyatt Regency Atlanta	Atlanta, GA	1,260		100%
Hyatt Regency Baltimore Inner Harbor (4)	Baltimore, MD	488		100%
Hyatt Regency Green Bay	Green Bay, WI	241		100%
Hyatt Regency Greenwich	Old Greenwich, CT	373		100%
Hyatt Regency Indian Wells Resort & Spa	Riverside-San Bernardino, CA	530		100%
Hyatt Regency Lake Tahoe Resort, Spa and Casino	Incline Village, NV	422		100%
Hyatt Regency Long Beach (4)	Long Beach, CA	528		100%
Hyatt Regency Lost Pines Resort and Spa	Lost Pines, TX	491		100%
Hyatt Regency Miami (4)	Miami, FL	615		100%
Hyatt Regency O'Hare Chicago	Rosemont, IL	1,095		100%
Hyatt Regency Orlando	Orlando, FL	1,641		100%
Hyatt Regency Phoenix	Phoenix, AZ	693		100%
Hyatt Regency San Antonio Riverwalk (4)	San Antonio, TX	630		100%
Hyatt Centric The Pike Long Beach (4)	Long Beach, CA	138		100%
The Confidante Miami Beach	Miami Beach, FL	354		100%
The Driskill (4)	Austin, TX	189		100%
Americas Owned		13,192	22

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Americas Leased:
Hyatt Regency San Francisco (3) (6)	San Francisco, CA	804		—%
Andaz West Hollywood (3) (6)	West Hollywood, CA	239		—%
Americas Leased		1,043	2

Total Americas Owned and Leased Hotels		14,235	24

EAME/SW Asia Owned:
Park Hyatt Paris-Vendôme	Paris, France	153		100%
Park Hyatt Zurich (4)	Zurich, Switzerland	138		100%
Hyatt Regency Baku	Baku, Azerbaijan	159		100%
Hyatt Regency Bishkek (4)	Bishkek, Kyrgyz Republic	178		98%
Andaz London Liverpool Street (7)	London, England	267		100%
EAME/SW Asia Owned		895	5

EAME/SW Asia Leased:
Hyatt Regency Cologne (3) (6)	Cologne, Germany	306		—%
Hyatt Regency Mainz (3) (6)	Mainz, Germany	268		—%
Andaz Amsterdam, Prinsengracht (3) (6)	Amsterdam, The Netherlands	122		—%
EAME/SW Asia Leased		696	3

Total EAME/SW Asia Owned and Leased Hotels		1,591	8

ASPAC Owned:
Grand Hyatt Seoul	Seoul, South Korea	615		100%
ASPAC Owned		615	1

Total Full Service Owned and Leased Hotels		16,441	33

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Select Service
Owned:
Hyatt Place Macaé	Macaé, Brazil	141		100%
Hyatt Place São José do Rio Preto	São José do Rio Preto, Brazil	152		100%
Select Service Owned:		293	2

Leased:
Hyatt Place Amsterdam Airport (3) (6)	Amsterdam, The Netherlands	330		—%
Hyatt Place Atlanta/Buckhead (2)	Atlanta, GA	171		—%
Select Service Leased:		501	2

Total Select Service Owned and Leased Hotels		794	4

Wellness
Miraval Austin Resort and Spa	Austin, TX	117		100%
Cranwell Spa & Golf Resort	Lenox, MA	148		97%
Miraval Arizona Resort and Spa	Tucson, AZ	145		100%

Total Wellness Owned and Leased		410	3

Unconsolidated Hospitality Venture Hotels

Full Service
Americas Unconsolidated Hospitality Ventures:
Grand Hyatt São Paulo	São Paulo, Brazil	467		50%
Hyatt Regency Andares Guadalajara	Zapopan, Mexico	257		50%
Hyatt Regency Columbus (4)	Columbus, OH	633		24%
Hyatt Regency Crystal City at Reagan National Airport	Arlington, VA	686		50%
Hyatt Regency Huntington Beach Resort and Spa	Huntington Beach, CA	517		40%
Hyatt Regency Jersey City on the Hudson	Jersey City, NJ	351		50%
Andaz Mayakoba Resort Riviera Maya	Playa del Carmen, Mexico	214		40%
Americas Unconsolidated Hospitality Ventures		3,125	7

EAME/SW Asia Unconsolidated Hospitality Ventures:
Park Hyatt Hamburg (3) (5)	Hamburg, Germany	252		—%
Park Hyatt Milan	Milan, Italy	106		30%
Grand Hyatt Mumbai	Mumbai, India	547		50%
Hyatt Regency Ahmedabad	Ahmedabad, India	209		50%
Andaz Delhi	New Delhi, India	401		50%
EAME/SW Asia Unconsolidated Hospitality Ventures		1,515	5

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
ASPAC Unconsolidated Hospitality Ventures:
Grand Hyatt Bali	Bali, Indonesia	636		10%
Hyatt Regency Bali	Bali, Indonesia	363		10%
ASPAC Unconsolidated Hospitality Ventures		999	2

Total Full Service Unconsolidated Hospitality Ventures		5,639	14

Select Service Unconsolidated Hospitality Ventures
Hyatt Place Celaya	Celaya, Mexico	145		50%
Hyatt Place Denver/Downtown	Denver, CO	248		50%
Hyatt Place Glendale/Los Angeles	Los Angeles/Long Beach, CA	179		50%
Hyatt Place Los Cabos	San Jose del Cabo, Mexico	157		50%
Hyatt Place Panama City/Downtown	Panama City, Panama	165		29%
Hyatt Place Tijuana	Tijuana, Mexico	145		50%
Hyatt House Denver/Downtown	Denver, CO	113		50%
Hyatt House Nashville at Vanderbilt	Nashville, TN	201		50%
Total Select Service Unconsolidated Hospitality Ventures		1,353	8

Total Unconsolidated Hospitality Ventures		6,992	22

(1)	Unless otherwise indicated, ownership percentages include both the property and the underlying land.

(2)	Property is accounted for as a capital lease.

(3)	Property is accounted for as an operating lease.

(4)	Our ownership interest in the property is subject to a third-party ground lease on the land.

(5)	We own a 50% interest in the entity that is the operating lessee, and it is an unconsolidated hospitality venture.

(6)	We own a 100% interest in the entity that is the operating lessee.

(7)	Our ownership interest is derived through a long leasehold interest in the hotel building, with a nominal annual rental payment.

Below is a summary of our Hyatt managed, franchised, and owned and leased hotels by segment for all periods presented.

	December 31, 2018		December 31, 2017		December 31, 2016
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Americas Management and Franchising
Full Service Hotels
Managed	169	72,217	118	61,154	120	60,806
Franchised	57	17,981	52	15,636	46	13,837
Full Service Hotels	226	90,198	170	76,790	166	74,643
Select Service Hotels
Managed	58	8,393	64	9,137	65	9,237
Franchised	325	44,753	293	40,607	260	35,869
Select Service Hotels	383	53,146	357	49,744	325	45,106
ASPAC Management and Franchising
Full Service Hotels
Managed	102	33,570	80	29,173	75	27,669
Franchised	4	1,591	3	1,286	3	1,286
Full Service Hotels	106	35,161	83	30,459	78	28,955
Select Service Hotels
Managed	23	3,903	15	2,533	5	826
Select Service Hotels	23	3,903	15	2,533	5	826
EAME/SW Asia Management and Franchising
Full Service Hotels
Managed	81	21,602	76	20,654	71	19,519
Franchised	6	1,215	2	148	—	—
Full Service Hotels	87	22,817	78	20,802	71	19,519
Select Service Hotels
Managed	16	2,531	14	2,134	11	1,726
Franchised	2	451	2	451	1	358
Select Service Hotels	18	2,982	16	2,585	12	2,084

Total Full and Select Service Hotels	843	208,207	719	182,913	657	171,133

Americas Management and Franchising - All-inclusive
All-inclusive
Franchised	6	2,401	6	2,401	6	2,401
All-inclusive	6	2,401	6	2,401	6	2,401

Corporate and other
Wellness
Managed	3	410	3	399	—	—
Wellness	3	410	3	399	—	—

Total Managed and Franchised	852	211,018	728	185,713	663	173,534

Included in the summary above are the following owned and leased hotels:

	December 31, 2018		December 31, 2017		December 31, 2016
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Owned and Leased Hotels
Full Service Hotels
United States	22	13,440	23	13,641	28	16,012
Other Americas	2	795	3	1,548	3	1,548
ASPAC	1	615	1	601	1	601
EAME/SW Asia	8	1,591	9	1,933	9	1,933
Select Service Hotels
United States	1	171	2	320	1	171
Other Americas	2	293	—	—	—	—
EAME/SW Asia	1	330	1	330	1	330
Total Full and Select Service Hotels	37	17,235	39	18,373	43	20,595
Wellness	3	410	3	399	—	—
Total Owned and Leased	40	17,645	42	18,772	43	20,595
Corporate Headquarters and Regional Offices
In 2017, we relocated our corporate headquarters to 150 North Riverside Plaza, Chicago, Illinois, pursuant to a 17 year term operating lease. At December 31, 2018, we lease approximately 262,000 square feet.
In addition to our corporate headquarters, we lease space for our regional offices, service centers, and sales offices in multiple locations, including Amsterdam, The Netherlands; Austin, Texas; Beijing, Hong Kong, Shanghai, and Shenzhen, People's Republic of China; Bensenville, IL; Cairo, Egypt; Chandler, AZ; Coral Gables, Florida; Denver, Colorado; Dubai, United Arab Emirates; Franklin Park, IL; Gurgaon and Mumbai, India; Jakarta, Indonesia; Jeddah, Saudi Arabia; London, United Kingdom; Los Angeles, CA; Mainz, Germany; Marion, Illinois; Melbourne, Australia; Mexico City, Mexico; Moscow, Russia; Moore, Oklahoma; Nairobi, Kenya; New York, New York; Paris, France; Opfikon, Switzerland; San Francisco, California; São Paulo, Brazil; Scottsdale, Arizona; Seoul, South Korea; Singapore; and Tokyo, Japan.
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

In March 2018, a putative class action was filed against the Company and several other hotel companies in federal district court in Illinois seeking an unspecified amount of damages and equitable relief for an alleged violation of the federal antitrust laws. In December 2018, a second lawsuit was filed against the Company by TravelPass Group, LLC, Partner Fusion, Inc., and Reservation Counter, LLC in federal district court in Texas for an alleged violation of federal antitrust laws arising from similar conduct alleged in the Illinois case and seeking an unspecified amount of monetary damages. The Company disputes the allegations in these lawsuits and will defend its interests vigorously. We currently do not believe the ultimate outcome of this litigation will have a material effect on our consolidated financial position, results of operation, or liquidity.
Item 4.    Mine Safety Disclosures.
Not Applicable.

Executive Officers of the Registrant.
The following chart names each of the Company's executive officers and their ages and positions at February 14, 2019. Also included below is biographical information relating to each of the Company's executive officers. Each of the executive officers is elected by and serves at the pleasure of the board of directors.

Name	Age	Position
Thomas J. Pritzker	68	Executive Chairman of the Board
Mark S. Hoplamazian	55	President, Chief Executive Officer and Director (Principal Executive Officer)
Joan Bottarini	47	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Margaret C. Egan	49	Executive Vice President, General Counsel and Secretary
H. Charles Floyd	59	Executive Vice President, Global President of Operations
Peter Fulton	61	Executive Vice President, Group President—EAME/SW Asia
Malaika L. Myers	51	Executive Vice President, Chief Human Resources Officer
Peter J. Sears	54	Executive Vice President, Group President—Americas
David Udell	58	Executive Vice President, Group President—ASPAC
Mark R. Vondrasek	51	Executive Vice President, Chief Commercial Officer
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
Mark S. Hoplamazian was appointed to the Board of Directors in November 2006 and named President and Chief Executive Officer of Hyatt Hotels Corporation in December 2006. Prior to being appointed to his present position, Mr. Hoplamazian served as President of TPO. During his 17 year tenure with TPO, he served as advisor to various Pritzker family-owned companies, including Hyatt Hotels Corporation and its predecessors. He previously worked in international mergers and acquisitions at The First Boston Corporation in New York. Mr. Hoplamazian serves on the Board of Directors of VF Corporation and serves on the Council on the University of Chicago Booth School of Business, the Executive Committee of the Board of Directors of World Business Chicago, the Board of Directors of Skills for Chicagoland's Future, New Schools for Chicago, and the Chicago Council on Global Affairs, and the Board of Trustees of the Aspen Institute and of the Latin School of Chicago. Mr. Hoplamazian is a member of the World Travel & Tourism Council and the Commercial Club of Chicago and is a member of the Discovery Class of the Henry Crown Fellowship.
Joan Bottarini was appointed as Executive Vice President, Chief Financial Officer in November 2018. In this role, Ms. Bottarini is responsible for the global finance function, including financial reporting, planning, treasury, tax, investor relations, internal audit, asset management, global construction, shared services, and procurement. Ms. Bottarini previously served as the Company's Senior Vice President, Finance—Americas since 2016. Prior to that position, Ms. Bottarini served as Vice President, Hotel Finance—Asia Pacific (Hong Kong) of the Company from 2014 to 2016 and as Vice President, Strategic Financial Planning and Analysis of the Company from 2007 to 2014. Prior to her roles at Hyatt, Ms. Bottarini served as the Controller - Development at Essex Property Trust and an Assurance Manager at KPMG LLP.
Margaret C. Egan was appointed as Executive Vice President, General Counsel and Secretary in January 2018. Ms. Egan is responsible for Hyatt's global legal and corporate secretarial services.  Ms. Egan served as interim General Counsel and Secretary of the Company from October 2017 to January 2018 and previously served as Senior Vice President and Associate General Counsel at Hyatt from March 2013 to January 2018 overseeing the Company's legal global transactions teams. From October 2003 to March 2013, Ms. Egan held a series of increasingly responsible positions at Hyatt. Prior to entering the hospitality industry, Ms. Egan practiced law in the litigation practice group of DLA Piper in Chicago, Illinois from 1996 to 2000 and again from 2002 to 2003 and also held a position as Attorney Advisor with the United States Department of Justice in London, United Kingdom from January 2001 to January 2002.

H. Charles Floyd was appointed Executive Vice President, Global President of Operations in August 2014. In this role, Mr. Floyd leads and develops Hyatt's shared operation services organization known as the Global Operations Center ("GOC") and is responsible for the successful operation of Hyatt's hotels globally. The Group Presidents for each of Hyatt's three regions, as well as hotel business development and product and design, report to Mr. Floyd. Prior to his current role, Mr. Floyd was Executive Vice President, Group President—Global Operations Center from October 2012 to August 2014. Mr. Floyd has been with us since 1981. Mr. Floyd served as our Chief Operating Officer—North America from January 2006 until October 2012. In this role he was responsible for management of our full service hotels and resorts as well as the Hyatt Place and the Hyatt House brands in the United States, Canada, and the Caribbean. In addition, he oversaw Hyatt Residential Group, Inc. (formerly known as Hyatt Vacation Ownership, Inc.) and the Franchise Owner Relations Group, which supports both full service and select service and extended stay franchisees. He also oversaw various corporate functions for North America, including sales, human resources, product and design, rooms, food and beverage, and engineering. Since joining Hyatt, Mr. Floyd served in a number of senior positions, including Executive Vice President—North America Operations and Senior Vice President of Sales, as well as various managing director and general manager roles. Mr. Floyd serves on the Board of Directors of Kohl's Corporation and Playa Hotels & Resorts N.V.
Peter Fulton was appointed Executive Vice President, Group President—EAME/SW Asia in October 2012. Mr. Fulton is responsible for overseeing hotels in Europe, Africa, the Middle East, India, Central Asia, and Nepal. In 1983, Mr. Fulton embarked on his career with Hyatt International as Food & Beverage Manager at Hyatt Regency Auckland. For the next nine years, he filled senior food and beverage positions at Hyatt properties in Dubai, Canberra, and Macau before receiving his first appointment as Manager at Hyatt Regency Acapulco. In 1994, Mr. Fulton was appointed General Manager of the same hotel. Three years later, Mr. Fulton was appointed General Manager at Hyatt Regency Delhi, where he remained until assuming the position of General Manager of Grand Hyatt Dubai. From 2001 until February 2008, Mr. Fulton oversaw Grand Hyatt Dubai, the largest 5-star hotel in the region, which opened in March 2003. From February 2008 until October 2012, Mr. Fulton was the Managing Director—South West Asia. Prior to Hyatt, Mr. Fulton worked for Travelodge in Christchurch and Auckland, New Zealand, Claridges Hotel in London, and Le Beau Rivage Palace Hotel in Lausanne, Switzerland.
Malaika L. Myers was selected as Executive Vice President, Chief Human Resources Officer in September 2017. In this role, Ms. Myers is responsible for setting and implementing Hyatt's global human resources enterprise strategy worldwide. Ms. Myers joined Hyatt with over 25 years of experience in human resources across a diverse group of industries. Prior to assuming her role at Hyatt, Ms. Myers most recently served as Senior Vice President, Human Resources for Jarden Corporation, a $10 billion global consumer products company, where she was responsible for the effectiveness of human resources strategies and programs for Jarden Corporation worldwide. Prior to Jarden, Ms. Myers served as Chief Human Resources Officer for Arysta LifeScience, a global agricultural chemical company. Malaika served in various senior management roles at Diageo PLC, PepsiCo, including Frito-Lay, Pepsi-Cola, and the PepsiCo Corporate Organization. Ms. Myers began her career with FMC Corporation.
Peter J. Sears was appointed Executive Vice President, Group President—Americas in September 2014. Mr. Sears is responsible for the growth and successful operation of Hyatt's portfolio in the United States, Latin America, Canada, and the Caribbean. Prior to his current role, he was the Senior Vice President—Operations, Asia Pacific. Mr. Sears began his career with Hyatt as a corporate trainee at Hyatt Regency San Antonio in 1987 and went on to hold numerous positions of increasing operational responsibility. These positions included serving as general manager of five full service hotels in North America at properties located in San Francisco, Orange County, and Lake Tahoe. In 2006, he became Senior Vice President of Field Operations for the Central Region, and in 2009, he became Senior Vice President, Operations for North America.
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
Mark R. Vondrasek was selected as Executive Vice President, Chief Commercial Officer in March 2018. In this role, Mr. Vondrasek oversees global sales, revenue management, distribution strategy, corporate marketing, brands, communications, digital, consumer insights, global contact centers, and the World of Hyatt loyalty platform. He is also charged with integrating and scaling new business opportunities, products and services, including Miraval and Exhale. Mr. Vondrasek joined Hyatt in September 2017 with 15 years of hospitality leadership experience at Starwood Hotels and Resorts, where he most recently served in a similar role as Senior Vice President, Commercial Services Officer. Prior to entering the hospitality industry, he spent 10 years in the Financial Services industry, overseeing operational teams at Fidelity Investments and Kemper Financial Services. He serves on the Board of Directors of Affinion Group Holdings, a global leader in loyalty and customer engagement.

Pursuant to our employment letter with Mr. Thomas J. Pritzker, we have agreed that so long as he is a member of our board of directors we will use our commercially reasonable efforts to appoint him as our executive chairman provided he is willing and able to serve in that office. If he is not re-appointed as executive chairman, he will be entitled to terminate his employment with the rights and entitlements available to him under our severance policies as if his employment was terminated by us without cause.
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
Market Information
Our Class A common stock began trading publicly on the New York Stock Exchange under the symbol "H" on November 5, 2009. Prior to that time, there was no public market for our Class A common stock. At January 31, 2019, our Class A common stock was held by approximately 25 shareholders of record and there were 38,870,443 shares of Class A common stock outstanding. This stockholder figure does not include a substantially greater number of "street name" holders or beneficial holders of our Class A common stock whose shares are held of record by banks, brokers, and other financial institutions.
There is no established public trading market for our Class B common stock. At January 31, 2019, our Class B common stock was held by approximately 81 shareholders and there were 67,115,828 shares of Class B common stock outstanding.
Dividends
We currently pay a quarterly cash dividend and expect to continue paying regular dividends on a quarterly basis. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, capital requirements, restrictions contained in current or future financing instruments, and such other factors as our board of directors deems relevant. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 16 to our Consolidated Financial Statements" for further detail.

Performance Graph
The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent we specifically incorporate it by reference into such filing.
The following graph compares the cumulative total stockholder return since December 31, 2013, with the S&P 500 Index ("S&P 500") and the Russell 1000 Hotel/Motel Index (the "Russell 1000 Hotel"). The graph assumes the value of the investment in our Class A common stock and each index was $100 at December 31, 2013 and all dividends and other distributions were reinvested.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Hyatt Hotels Corporation	100.0	121.7	95.1	111.7	148.7	137.7
S&P 500	100.0	113.7	115.2	129.0	157.2	150.3
Russell 1000 Hotel	100.0	112.3	94.3	119.1	190.8	151.4
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Registered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A and Class B common stock during the quarter ended December 31, 2018:

	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
October 1 to October 31, 2018	1,007,995	$71.72	1,007,995	$887,448,962
November 1 to November 30, 2018 (2)	2,317,219	69.87	2,317,219	$686,461,426
December 1 to December 31, 2018 (2)	838,669	68.51	838,669	$668,084,710
Total	4,163,883	$70.05	4,163,883
(1) On each of December 14, 2017 and October 30, 2018, we announced the approvals of the expansions of our share repurchase program. Under each approval, we are authorized to purchase up to an additional $750 million of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. The repurchase program does not have an expiration date. At December 31, 2018, the Company had approximately $668 million remaining under the share repurchase authorization. During the period, we entered into the November 2018 accelerated share repurchase program ("ASR"), which also settled during the quarter. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 16 to our Consolidated Financial Statements" for further detail.
(2) The repurchase of shares includes the initial delivery and subsequent settlement of the November 2018 ASR. The initial delivery of shares occurred in November 2018 with the final tranches of shares delivered in December 2018 in full settlement of the November 2018 ASR. Overall, we repurchased 2,575,095 shares at a weighted-average price per share of $69.90, representing our average share price over the duration of the November 2018 ASR contract less a discount. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 16 to our Consolidated Financial Statements" for further details regarding the November 2018 ASR.

Item 6.    Selected Financial Data.
We derived the selected consolidated statements of income data for the years ended December 31, 2018, December 31, 2017, and December 31, 2016 and the selected consolidated balance sheet data at December 31, 2018 and December 31, 2017 from our audited consolidated financial statements included in this annual report. We derived the selected consolidated statements of income data for the years ended December 31, 2015 and December 31, 2014 and the selected consolidated balance sheet data at December 31, 2016, December 31, 2015, and December 31, 2014 from our previously audited consolidated financial statements which are not included in this annual report.
Our selected consolidated balance sheet data for all prior periods has been restated for the adoption of Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Our selected consolidated statements of income and balance sheet data as of and for the years ended December 31, 2017 and December 31, 2016 have been restated for the adoption of Accounting Standards Update No. 2014-09 ("2014-09"), Revenue from Contracts with Customers (Topic 606), which we adopted on January 1, 2018. Additionally, we adopted Accounting Standards Update No. 2016-01 ("ASU 2016-01"), Financial Instruments - Recognition, Measurement, Presentation, and Disclosure, on January 1, 2018 on a modified retrospective basis. During the year ended December 31, 2018, we recognized unrealized (gains) losses due to the change in fair value of our marketable securities, including certain equity securities, in net income on our consolidated statements of income. Our historical results are not necessarily indicative of the results expected for any future period.
The selected historical financial data should be read together with our consolidated financial statements and related notes appearing in this annual report, as well as Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this annual report.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated statements of income data:
Total revenues	$4,454	$4,462	$4,265	$4,328	$4,415
Direct and selling, general, and administrative expenses	4,122	4,202	3,997	4,005	4,136
Net income	769	390	206	124	346
Net income attributable to Hyatt Hotels Corporation	769	389	206	124	344
Net income per share—basic	$6.79	$3.13	$1.55	$0.87	$2.26
Net income per share—diluted	$6.68	$3.09	$1.53	$0.86	$2.24
Cash dividends declared per share	$0.60	$—	$—	$—	$—

	As of December 31,
	2018	2017	2016	2015	2014
Consolidated balance sheets data:
Total assets	$7,643	$7,572	$7,661	$7,591	$8,137
Long-term debt (1)	1,634	1,451	1,564	1,370	1,384
Redeemable noncontrolling interest in preferred shares of a subsidiary	—	10	—	—	—

(1) Includes current maturities of long-term debt, capital lease obligations, unamortized discounts, and deferred financing fees.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
At December 31, 2018, our worldwide hotel portfolio consisted of 843 full and select service hotels (208,207 rooms), including:

•	392 managed properties (118,350 rooms), all of which we operate under management agreements with third-party property owners;

•	392 franchised properties (65,630 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	30 owned properties (14,995 rooms) (including 1 consolidated hospitality venture), 1 capital leased property (171 rooms), and 6 operating leased properties (2,069 rooms), all of which we manage; and

•	20 managed properties and 2 franchised properties owned or leased by unconsolidated hospitality ventures (6,992 rooms).
Our worldwide property portfolio also included:

•	3 wellness resorts (410 rooms), all of which we own and operate (including 1 consolidated hospitality venture);

•	6 all-inclusive resorts (2,401 rooms), all of which are owned by a third party in which we hold common shares and which operates the resorts under franchise agreements with us;

•	16 vacation ownership properties under Hyatt Residence Club brand and operated by third parties;

•
21 residential properties, which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel; and

•	10 condominium ownership properties for which we provide services for the rental programs or homeowners associations
Our worldwide property portfolio also included branded spas and fitness studios, comprised of managed and leased locations. Additionally, through strategic relationships, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and which operate under other tradenames or marks owned by such hotel or licensed by third parties.
We believe our business model allows us to pursue more diversified revenue and income streams balancing both the advantages and risks associated with these lines of business. Our expertise and experience in each of these areas gives us the flexibility to evaluate growth opportunities across these lines of business. Growth in the number of management and franchise agreements and earnings therefrom typically results in higher overall returns on invested capital because the capital investment under a typical management or franchise agreement is not significant. The capital required to build and maintain hotels we manage or franchise for third-party owners is typically provided by the owner of the respective property with minimal capital required by us as the manager or franchisor. During periods of increasing demand, we do not share fully in the incremental profits of hotel operations for hotels we manage for third-party owners as our fee arrangements generally include a base amount calculated using the revenue from the subject hotel and an incentive fee that is, typically, a percentage of hotel profits that is usually less than 20%, with certain financial thresholds to be satisfied, with the actual level depending on the structure and terms of the management agreement. We do not share in the benefits of increases in profits from franchised properties because franchisees pay us an initial application fee and ongoing royalty fees that are calculated as a percentage of gross room revenues, and also at times as a percentage of food and beverage revenues, with no fees based on profits. Disputes or disruptions may arise with third-party owners of hotels we manage, franchise, or license and these disputes can result in termination of the relevant agreement.
With respect to property ownership, we believe ownership of selected hotels in key markets enhances our ability to control our brand presence in these markets. Ownership of hotels allows us to capture the full benefit of increases in operating profits during periods of increasing demand and room rates. The cost structure of a typical hotel is more fixed than variable, so as demand and room rates increase over time, the pace of increase in operating profits typically is higher than the pace of increase of revenues. Hotel ownership is, however, more capital intensive than managing or franchising hotels for third-party owners, as we are responsible for the costs and all capital expenditures for our owned hotels. The profits realized from our owned and leased hotels are generally more significantly affected by economic downturns and declines in revenues than the results of our managed and franchised properties. This is because we absorb the full impact of declining profits for our owned and leased hotels whereas our management and franchise fees do not have the same level of downside exposure to declining hotel profitability. See also "—Principal Factors Affecting Our Results of Operations—Expenses—Factors Affecting Our Costs and Expenses—Fixed nature of expenses." and Part I, Item 1A, "Risk Factors—Risks Related to Our Business—We are exposed to the risks resulting from significant investments in owned and leased real estate, which could increase our costs, reduce our profits, limit our ability to respond to market conditions, or restrict our growth strategy."
For the years ended December 31, 2018, December 31, 2017, and December 31, 2016, 80.5%, 81.1%, and 81.1% of our revenues were derived from operations in the United States, respectively. At December 31, 2018 and December 31, 2017, 81.1% and 78.5% of our long-lived assets were located in the United States, respectively.
We report our consolidated operations in U.S. dollars. Amounts are reported in millions, unless otherwise noted. Percentages may not recompute due to rounding, and percentage changes that are not meaningful are presented as "NM". Constant-currency disclosures throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are non-GAAP measures. See "—Key Business Metrics Evaluated by Management—Constant Dollar Currency" below for further discussion of constant-currency disclosures. We manage our business within four reportable segments, see Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 19 to our Consolidated Financial Statements."
Key Business Metrics Evaluated by Management
Revenues
We primarily derive our revenues from owned and leased hotel operations, management, franchise, and other fees, other revenues, and revenues for the reimbursement of costs incurred on behalf of managed and franchised properties. Management uses revenues to assess the overall performance of our business and analyze trends such as consumer demand, brand preference, and competition. For a detailed discussion of the factors that affect our revenues, see "—Principal Factors Affecting Our Results of Operations—Revenues."
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

•	interest expense;

•	provision for income taxes;

•	depreciation and amortization;

•	amortization of management and franchise agreement assets constituting payments to customers ("Contra revenue");

•	revenues for the reimbursement of costs incurred on behalf of managed and franchised properties;

•	costs incurred on behalf of managed and franchised properties;

•	equity earnings (losses) from unconsolidated hospitality ventures;

•	stock-based compensation expense;

•	gains (losses) on sales of real estate;

•	asset impairments; and

•	other income (loss), net
Effective January 1, 2018, we made two modifications to our definition of Adjusted EBITDA with the implementation of ASU 2014-09. Our definition has been updated to exclude Contra revenue which was previously recognized as amortization expense. As this is strictly a matter of financial presentation, we have excluded Contra revenue in order to be consistent with our prior treatment and to reflect the way in which we manage our business. We have also excluded revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and costs incurred on behalf of managed and franchised properties. These revenues and costs previously netted to zero within Adjusted EBITDA. Under ASU 2014-09, the recognition of certain revenue differs from the recognition of related costs, creating timing differences that would otherwise impact Adjusted EBITDA. We have not changed our management of these revenues or expenses, nor do we consider these timing differences to be reflective of our core operations. These changes reflect how our chief operating decision maker ("CODM") evaluates each segment's performance and also facilitate comparison with our competitors. We have applied this change to 2017 and 2016 historical results to allow for comparability between the periods presented.
We calculate consolidated Adjusted EBITDA by adding the Adjusted EBITDA of each of our reportable segments and eliminations to corporate and other Adjusted EBITDA. See "—Results of Operations."
Our board of directors and executive management team focus on Adjusted EBITDA as a key performance and compensation measure both on a segment and on a consolidated basis. Adjusted EBITDA assists us in comparing our performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that do not reflect our core operations both on a segment and on a consolidated basis. Our President and Chief Executive Officer, who is our CODM, also evaluates the performance of each of our reportable segments and determines how to allocate resources to those segments, in significant part, by assessing the Adjusted EBITDA of each segment. In addition, the compensation committee of our board of directors determines the annual variable compensation for certain members of our management based in part on consolidated Adjusted EBITDA, segment Adjusted EBITDA, or some combination of both.
We believe Adjusted EBITDA is useful to investors because it provides investors the same information we use internally for purposes of assessing our operating performance and making compensation decisions.
Adjusted EBITDA and EBITDA are not substitutes for net income attributable to Hyatt Hotels Corporation, net income, or any other measure prescribed by accounting principles generally accepted in the United States of America (GAAP). There are limitations to using non-GAAP measures such as Adjusted EBITDA and EBITDA. Although we believe that Adjusted EBITDA can make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, Adjusted EBITDA should not be considered as a measure of the income generated by our business. Our management addresses for these limitations by reference to our GAAP results and using Adjusted EBITDA supplementally. See our consolidated statements of income in our consolidated financial statements included in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Consolidated Financial Statements."
For a reconciliation of net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA, see "—Results of Operations."
Adjusted Selling, General, and Administrative Expenses
Adjusted selling, general, and administrative expenses, as we define it, is a non-GAAP measure. Adjusted selling, general, and administrative expenses exclude the impact of deferred compensation plans funded through rabbi trusts and stock-based compensation expense. Adjusted selling, general, and administrative expenses assist us in comparing our performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that do not reflect our core operations, both on a segment and consolidated basis. See "—Results of Operations" for a reconciliation of selling, general, and administrative expenses to Adjusted selling, general, and administrative expenses.

Comparable Hotels
"Comparable system-wide hotels" represents all properties we manage or franchise (including owned and leased properties) and are operated for the entirety of the periods being compared and have not sustained substantial damage, business interruption, or undergone large scale renovations during the periods being compared or for which comparable results are not available. We may use variations of comparable system-wide hotels to specifically refer to comparable system-wide Americas full service or select service hotels for those properties we manage or franchise within the Americas management and franchising segment, comparable system-wide ASPAC full service or select service hotels for those properties we manage or franchise within the ASPAC management and franchising segment, or comparable system-wide EAME/SW Asia full service or select service hotels for those properties we manage or franchise within the EAME/SW Asia management and franchising segment. "Comparable operated hotels" is defined the same as "comparable system-wide hotels" with the exception that it is limited to only those hotels we manage or operate and excludes hotels we franchise. "Comparable owned and leased hotels" represents all properties we own or lease and are operated and consolidated for the entirety of the periods being compared and have not sustained substantial damage, business interruption, or undergone large scale renovations during the periods being compared or for which comparable results are not available. Comparable system-wide hotels and comparable owned and leased hotels are commonly used as a basis of measurement in our industry. "Non-comparable system-wide hotels" or "Non-comparable owned and leased hotels" represent all hotels that do not meet the respective definition of "comparable" as defined above.
Constant Dollar Currency
We report the results of our operations both on an as-reported basis, as well as on a constant dollar basis. Constant dollar currency, which is a non-GAAP measure, excludes the effects of movements in foreign currency exchange rates between comparative periods. We believe constant dollar analysis provides valuable information regarding our results as it removes currency fluctuations from our operating results. We calculate constant dollar currency by restating prior-period local currency financial results at the current period's exchange rates. These restated amounts are then compared to our current period reported amounts to provide operationally driven variances in our results.
Revenue per Available Room ("RevPAR")
RevPAR is the product of the average daily rate ("ADR") and the average daily occupancy percentage. RevPAR does not include non-room revenues, which consist of ancillary revenues generated by a hotel property, such as food and beverage, parking, and other guest service revenues. Our management uses RevPAR to identify trend information with respect to room revenues from comparable properties and to evaluate hotel performance on a regional and segment basis. RevPAR is a commonly used performance measure in our industry.
RevPAR changes driven predominantly by changes in occupancy have different implications for overall revenue levels and incremental profitability than do changes driven predominantly by changes in average room rates. For example, increases in occupancy at a hotel would lead to increases in room revenues and additional variable operating costs (including housekeeping services, utilities, and room amenity costs) and could also result in increased ancillary revenues (including food and beverage). In contrast, changes in average room rates typically have a greater impact on margins and profitability as average room rate changes result in minimal impacts to variable operating costs.
Average Daily Rate
ADR represents hotel room revenues, divided by the total number of rooms sold in a given period. ADR measures average room price attained by a hotel, and ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. ADR is a commonly used performance measure in our industry, and we use ADR to assess the pricing levels we are able to generate by customer group, as changes in rates have a different effect on overall revenues and incremental profitability than changes in occupancy, as described above.
Occupancy
Occupancy represents the total number of rooms sold divided by the total number of rooms available at a hotel or group of hotels. Occupancy measures the utilization of a hotel's available capacity. We use occupancy to gauge demand at a specific hotel or group of hotels in a given period. Occupancy levels also help us determine achievable ADR levels as demand for hotel rooms increases or decreases.

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
Management, franchise, and other fees.    Represents revenues derived from fees earned from hotels and residential properties managed worldwide (usually under long-term management agreements), franchise fees received in connection with the franchising of our brands (usually under long-term franchise agreements), termination fees, and license fees received in connection with the licensing of the Hyatt brand names through our co-branded credit card program and vacation ownership properties. For a detailed discussion of our management and franchise fees, see Part I, Item 1, "Business—Management Agreements—Fees" and Part I, Item 1, "Business—Franchise Agreements—Fees."
Other revenues.    Represents revenues primarily related to our co-branded credit cards and Exhale.
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.    Represents revenues for the reimbursement of costs incurred on behalf of the owners of properties. These costs relate primarily to payroll costs at managed properties where we are the employer, as well as costs associated with sales, reservations, technology, and marketing services, and the loyalty program operated on behalf of owners. We record these revenues in "Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties" and the corresponding costs in "Costs incurred on behalf of managed and franchised properties" in our consolidated statements of income.
Intersegment eliminations.    We evaluate our reportable segments with intersegment revenues and expenses included in their results. These intersegment revenues and expenses represent management fee revenues and expenses related to our owned and leased hotels and promotional award redemption revenues and expenses related to our co-branded credit cards at our owned and leased hotels, which are eliminated in consolidation.
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

RevPAR Statistics

(Comparable locations)		RevPAR
		Year Ended December 31,
	Number of comparable hotels (1)	2018	2017	Change	Change (in constant $)
System-wide hotels	641	$139	$135	3.0%	3.1%
Owned and leased hotels	33	$177	$170	3.9%	3.6%
Americas full service hotels	157	$159	$154	2.9%	3.3%
Americas select service hotels	323	$108	$107	0.4%	0.4%
ASPAC full service hotels	76	$155	$148	4.7%	3.8%
ASPAC select service hotels	5	$61	$57	7.1%	4.4%
EAME/SW Asia full service hotels	69	$127	$120	6.1%	6.8%
EAME/SW Asia select service hotels	11	$70	$67	4.6%	3.4%
(1) The number of comparable hotels presented above includes owned and leased hotels.
System-wide RevPAR increased 3.1% in constant currency during 2018 compared to 2017 driven by improved transient ADR across each of our segments as well as increased group ADR and demand in the Americas and EAME/SW Asia. Group revenue improved compared to 2017 as a result of higher demand. Group revenue booked in 2018 for stays in 2018 was higher compared to 2017. Group revenue booked in 2018 for stays in future years increased compared to 2017 driven by strong fourth quarter production. See "— Segment Results" for discussion of RevPAR by segment.
Competition.    The global lodging industry is highly competitive. While lodging demand has continued to grow over the last several years, we have also seen an increase in supply, particularly in certain key markets. This increased supply can put significant pressure on ADR levels at our properties as well as those of our competitors. Despite this increased supply, our system-wide RevPAR levels have increased each year since 2009. We also face competition from new channels of distribution in the travel industry, including online travel services and peer-to-peer inventory sources, as well as industry consolidation. We believe our brand strength and ability to manage our operations in an efficient manner will help us to continue competing successfully within the global hospitality industry.
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
Access to capital.    The hospitality industry is a capital intensive business that requires significant amounts of capital expenditures to develop, maintain, and renovate properties. Third-party owners are required to fund these capital expenditures for the properties they own in accordance with the terms of the applicable management or franchise agreement. Access to the capital that we or our third-party owners or development partners need to finance the construction of new properties or to maintain and renovate existing properties is critical to the continued growth of our business and our revenues. The availability of capital or the conditions under which we or our third-party owners or development partners can obtain capital can have a significant impact on the overall level and pace of future development and therefore the ability to grow our revenues.
Expenses
Principal Components
We primarily incur the following expenses:
Owned and leased hotels expenses.    Reflects the expenses of our consolidated owned and leased hotels. Expenses to operate our hotels include rooms expenses, food and beverage costs, other support costs, and property expenses. Rooms expenses generally includes compensation costs for housekeeping, laundry, and front desk staff and supply costs for guest room amenities and laundry. Food and beverage costs include costs for wait and kitchen staff and food and beverage products. Other support expenses consist of costs associated with property-level management (including deferred compensation plans for certain employees that are funded through contributions to rabbi trusts), utilities, sales and marketing, operating hotel spas, parking and other guest recreation, entertainment, and services. Property expenses include property taxes, repairs and maintenance, rent, and insurance.
Depreciation and amortization expenses.    These are non-cash expenses that primarily consist of depreciation of fixed assets such as buildings, furniture, fixtures, and equipment at our consolidated owned and leased hotels. Amortization expense primarily consists of amortization of management and franchise agreement intangibles and lease related intangibles.
Other direct costs.    Represents expenses primarily related to our co-branded credit cards and Exhale.
Selling, general, and administrative expenses.    Consists primarily of compensation expense, including deferred compensation plans for certain employees that are funded through contributions to rabbi trusts, for our corporate staff and personnel supporting our business segments (including regional offices that support our management and franchising segments), professional fees (including consulting, audit, and legal fees), travel and entertainment expenses, sales and marketing expenses, bad debt expenses, and office administrative and related expenses.
Costs incurred on behalf of managed and franchised properties.    Represents costs incurred on behalf of the owners of properties. These costs relate primarily to payroll costs at managed properties where we are the employer, as well as costs associated with sales, reservations, technology, marketing services, and the loyalty program operated on behalf of owners.
Factors Affecting Our Costs and Expenses
For other factors affecting our costs and expenses, see Part I, Item 1A, "Risk Factors—Risks Related to Our Business."
Fixed nature of expenses.    Many of the expenses associated with developing, owning, operating, managing, franchising, and licensing hotels and other properties, including branded spas and fitness studios, and residential, vacation, and condominium ownership units, are relatively fixed. These expenses include personnel costs, rent, property taxes, insurance, and utilities. If we are unable to decrease these costs significantly or rapidly when demand for our hotels and other properties decreases, the resulting decline in our revenues can have a particularly adverse effect on our net cash flow, margins, and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth. Economic downturns generally affect the results of our owned and leased hotels segment more significantly than the results of our management and franchising segments due to the high fixed costs associated with operating an owned or leased property. The effectiveness of any cost-cutting efforts is limited by the fixed-cost nature of our business. As a result, we may not always be able to offset reductions in revenue through cost cutting. Employees at some of our owned hotels are parties to collective bargaining agreements that may also limit our ability to make timely staffing or labor changes in response to declining revenues. In addition, efforts to reduce costs, or to defer or cancel capital improvements, could adversely affect the economic value of our properties and brands. We intend to manage our cost structure at levels appropriate for the degree of demand and revenue generated at our hotels.
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

In 2018, we entered into the following key transactions:

•
sold Grand Hyatt San Francisco, Andaz Maui at Wailea Resort together with adjacent land, and Hyatt Regency Coconut Point Resort and Spa as a portfolio for a net sales price of approximately $992 million and entered into long-term management agreements for the properties upon sale;

•
sold the shares of the entity which owns Hyatt Regency Mexico City, an investment in an unconsolidated hospitality venture, and adjacent land, a portion of which will be developed as Park Hyatt Mexico City ("HRMC Transaction") for a net sales price of approximately $405 million and entered into long-term management agreements for the properties upon sale;

•
acquired Two Roads, including long-term management and license agreements, for a purchase price of $405 million plus potential additional consideration of up to $96 million if the sellers complete certain actions with respect to certain of the acquired management agreements and up to $8 million in the event of the execution of certain potential new management agreements related to the development of certain potential new deals previously identified and generated by the sellers or affiliates of the sellers;

•	acquired Hyatt Regency Phoenix for a net purchase price of approximately $139 million; and

•	acquired Hyatt Regency Indian Wells Resort & Spa for a net purchase price of approximately $120 million.
In 2017, we entered into the following key transactions:

•
sold Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch and Royal Palms Resort and Spa as a portfolio for a net sales price of $296 million and entered into long-term management agreements for the properties upon sale;

•	sold Hyatt Regency Grand Cypress for a net sales price of $202 million and entered into a long-term management agreement for the property upon sale;

•	sold Hyatt Regency Louisville for a net sales price of $65 million and entered into a long-term franchise agreement for the property upon sale;

•	sold Hyatt Regency Monterey Hotel & Spa on Del Monte Golf Course for a net sales price of $58 million and entered into a long-term franchise agreement for the property upon sale; and

•	acquired Miraval, the renowned provider of wellness and mindfulness experiences, for $237 million.
In 2016, we entered into the following key transactions:

•	acquired Thompson Miami Beach for a purchase price of approximately $238 million. The hotel was subsequently rebranded as The Confidante Miami Beach and added to The Unbound Collection by Hyatt;

•
acquired our partners' share in Andaz Maui at Wailea Resort for a net purchase price of approximately $136 million. We accounted for the transaction as a step acquisition and recognized a $14 million gain in equity earnings from unconsolidated hospitality ventures. Additionally, prior to the acquisition the unconsolidated hospitality venture repaid $121 million of third-party debt;

•	acquired Royal Palms Resort and Spa in Phoenix, Arizona for a net purchase price of approximately $86 million and added the hotel to The Unbound Collection by Hyatt;

•	sold Andaz 5th Avenue for a net sales price of $240 million and entered into a long-term management agreement for the property upon sale; and

•
sold the shares of the company that owns Hyatt Regency Birmingham (U.K.) for a net sales price of approximately $49 million and entered into a long-term management agreement for the property upon sale.

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

Results of Operations
Years Ended December 31, 2018, December 31, 2017 and December 31, 2016
Discussion on Consolidated Results
For additional information regarding our consolidated results, please also refer to our consolidated statements of income included in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Consolidated Financial Statements." The impact from our investments in marketable securities held to fund our deferred compensation plans through rabbi trusts was recorded on the various financial statement line items discussed below and had no impact on net income. Please refer to the section below "Net gains (losses) and interest income from marketable securities held to fund rabbi trusts." for the allocation of the impact to the various financial statement line items.
Owned and leased hotels revenues.
2018 compared to 2017

	Year Ended December 31,
	2018	2017	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$1,707	$1,643	$64	3.9%	$5
Non-comparable owned and leased hotels revenues	211	541	(330)	(61.0)%	1
Total owned and leased hotels revenues	$1,918	$2,184	$(266)	(12.2)%	$6
The decrease in owned and leased hotels revenues for the year ended December 31, 2018, compared to the year ended December 31, 2017, was driven by non-comparable owned and leased hotels revenues related to dispositions, partially offset by increased operating results of certain comparable owned and leased hotels, particularly in the United States.
2017 compared to 2016

	Year Ended December 31,
	2017	2016	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$1,825	$1,801	$24	1.3%	$3
Non-comparable owned and leased hotels revenues	359	296	63	21.3%	(1)
Total owned and leased hotels revenues	$2,184	$2,097	$87	4.2%	$2
The increase in owned and leased hotels revenues for the year ended December 31, 2017, compared to the year ended December 31, 2016, was driven primarily by acquisitions and improved transient business in the United States and Aruba. This was partially offset by hotels sold in 2016 and 2017 and results of certain international hotels.
See "— Segment Results" for further discussion of owned and leased hotels revenues.
Management, franchise, and other fees revenues.

	Year Ended December 31,
	2018	2017	2016	Better / (Worse) 2018 vs 2017		Better / (Worse) 2017 vs 2016
Base management fees	$225	$202	$190	$23	11.5%	$12	6.3%
Incentive management fees	148	135	117	13	9.5%	18	15.7%
Franchise fees	127	114	103	13	10.3%	11	11.7%
Other fees	52	47	31	5	11.4%	16	50.9%
Management, franchise, and other fees	$552	$498	$441	$54	10.7%	$57	13.2%

	Year Ended December 31,
	2018	2017	2016	Better / (Worse) 2018 vs 2017		Better / (Worse) 2017 vs 2016
Management, franchise, and other fees	$552	$498	$441	$54	10.7%	$57	13.2%
Contra revenue	(20)	(18)	(16)	(2)	(12.5)%	(2)	(12.4)%
Net management, franchise, and other fees	$532	$480	$425	$52	10.6%	$55	13.2%
The increase in management, franchise, and other fees, which included an insignificant net unfavorable currency impact for the year ended December 31, 2018, compared to the same period in 2017, was driven primarily by increases in management fees across all reportable segments, including increased fees due to new hotels and hotel conversions from owned to managed in the Americas management and franchising segment. Additionally, the increase in franchise fees was driven primarily by higher fees in the Americas management and franchising segment.
The increase in management, franchise, and other fees, which included an insignificant net favorable currency impact for the year ended December 31, 2017, compared to the same period in 2016, was driven primarily by increases in management fees across all reportable segments and higher franchise fees in the Americas management and franchising segment due to new hotel openings and improved performance. Additionally, other fees revenues increased due to termination fees related to three hotels in the Americas.
See "—Segment Results" for further discussion.
Other revenues.   Other revenues increased $12 million during the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to the acquisition of Exhale in the third quarter in 2017 and the acquisition of Two Roads, partially offset by the sales of villas at Andaz Maui at Wailea Resort for $13 million in 2017. Other revenues increased $24 million during the year ended December 31, 2017, compared to the year ended December 31, 2016, driven by the aforementioned sales of villas, the acquisition of Exhale, and higher revenue from our co-branded credit card program as a result of our new agreement which took effect in the second quarter of 2017.
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Year Ended December 31,
	2018	2017	2016	Change 2018 vs 2017		Change 2017 vs 2016
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$1,956	$1,762	$1,731	$194	11.0%	$31	1.8%
Rabbi trust impact	4	(22)	(8)	26	119.3%	(14)	(167.8)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$1,960	$1,740	$1,723	$220	12.6%	$17	1.0%
Excluding the impact of rabbi trust, revenues for the reimbursement of costs incurred on behalf of managed and franchised properties increased during the year ended December 31, 2018, compared to the year ended December 31, 2017, driven by the growth of our third-party owned full and select service managed and franchised portfolio and higher reimbursements for payroll and related costs, primarily due to sales of owned and leased properties during 2017 and 2018 and the acquisition of Two Roads. Additionally, revenues increased primarily due to higher redemptions related to the loyalty program.
Excluding the impact of rabbi trust, revenues for the reimbursement of costs incurred on behalf of managed and franchised properties increased during the year ended December 31, 2017, compared to the year ended December 31, 2016, driven by the growth of our third-party owned full and select service managed and franchised portfolio and higher reimbursements for payroll and related costs, primarily due to the sales of owned and leased properties during 2017, partially offset by increased reimbursements to properties related to the loyalty program.

Owned and leased hotels expenses.
2018 compared to 2017

	Year Ended December 31,
	2018	2017	Better / (Worse)
Comparable owned and leased hotels expenses	$1,296	$1,269	$(27)	(2.1)%
Non-comparable owned and leased hotels expenses	152	387	235	60.9%
Rabbi trust impact	(2)	8	10	117.5%
Total owned and leased hotels expenses	$1,446	$1,664	$218	13.1%
The decrease in owned and leased hotels expenses, which included $6 million net unfavorable currency impact, during the year ended December 31, 2018, compared to the year ended December 31, 2017, was driven primarily by non-comparable owned and leased hotel dispositions. See "— Segment Results" for a discussion of the non-comparable owned and leased hotels activity in 2018 and 2017. This decrease was partially offset by an increase in comparable owned and leased hotels expense driven by increased payroll and related costs. Additionally, the impact recognized with respect to our employee benefit programs funded through rabbi trusts was driven by the performance of the underlying invested assets during the year ended December 31, 2018 compared to the year ended December 31, 2017.
2017 compared to 2016

	Year Ended December 31,
	2017	2016	Better / (Worse)
Comparable owned and leased hotels expenses	$1,378	$1,355	$(23)	(1.7)%
Non-comparable owned and leased hotels expenses	278	239	(39)	(16.5)%
Rabbi trust impact	8	3	(5)	(167.8)%
Total owned and leased hotels expenses	$1,664	$1,597	$(67)	(4.2)%
The increase in owned and leased hotels expenses, which included $3 million net unfavorable currency impact, during the year ended December 31, 2017, compared to the year ended December 31, 2016, was driven primarily by an increase in non-comparable owned and leased hotels expense related to acquisitions, partially offset by dispositions in 2017 and 2016. See "— Segment Results" for a discussion of the non-comparable owned and leased hotels activity in 2017 and 2016. Comparable owned and leased hotels expense also increased driven by higher payroll and related costs, including severance charges at certain properties, and increased technology costs. Additionally, the impact recognized with respect to our employee benefit programs funded through rabbi trusts was driven by the performance of the underlying invested assets during the year ended December 31, 2017 compared to the year ended December 31, 2016.
Depreciation and amortization expense.    Depreciation and amortization expense decreased $21 million during the year ended December 31, 2018, compared to the year ended December 31, 2017, driven primarily by dispositions in 2017 and 2018. The decreases were partially offset by increased accelerated depreciation related to renovations at certain of our owned hotels.
Depreciation and amortization expense increased $22 million during the year ended December 31, 2017, compared to the year ended December 31, 2016, driven primarily by acquisitions, a hotel opening, and technology assets placed in service in 2016 and 2017. Additional depreciation expense was recognized due to accelerated depreciation related to renovations at certain of our owned hotels during 2017. The increase was partially offset by decreased depreciation related to hotels sold in 2016 and 2017.
A portion of the depreciation related primarily to technology projects is recovered from our managed and franchised hotels and the corresponding recovery is included in other income (loss), net on our consolidated statements of income.
Other direct costs.    Other direct costs increased $17 million during the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to the acquisition of Exhale in the third quarter of 2017 and the acquisition of Two Roads, partially offset by the aforementioned sales of villas. Other direct costs increased $14 million during the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to the aforementioned sales of villas and the acquisition of Exhale.

Selling, general, and administrative expenses.

	Year Ended December 31,
	2018	2017	2016	Change 2018 vs 2017		Change 2017 vs 2016
Selling, general, and administrative expenses	$320	$377	$315	$(57)	(15.2)%	$62	19.9%
Less: rabbi trust impact	9	(37)	(14)	46	123.8%	(23)	(165.6)%
Less: stock-based compensation expense	(29)	(29)	(25)	—	0.1%	(4)	(15.9)%
Adjusted selling, general, and administrative expenses	$300	$311	$276	$(11)	(3.4)%	$35	12.8%
See "—Key Business Metrics Evaluated by Management" for further discussion of adjusted selling, general, and administrative expenses.
Adjusted selling, general, and administrative expenses decreased during the year ended December 31, 2018, compared to the same period in 2017, primarily due to marketing initiatives completed during 2017, including master brand marketing expenses to support the launch of the World of Hyatt loyalty platform and a decrease of $3 million of severance charges in 2018 as compared to 2017. The decrease was partially offset by integration costs due to the acquisition of Two Roads as well as increased payroll and related costs due to the acquisition of Exhale in the third quarter of 2017.
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
Costs incurred on behalf of managed and franchised properties.

	Year Ended December 31,
	2018	2017	2016	Change 2018 vs 2017		Change 2017 vs 2016
Costs incurred on behalf of managed and franchised properties	$1,981	$1,782	$1,742	$199	11.2%	$40	2.3%
Rabbi trust impact	4	(22)	(8)	26	119.3%	(14)	(167.8)%
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$1,985	$1,760	$1,734	$225	12.8%	$26	1.5%

Excluding the impact of rabbi trust, costs incurred on behalf of managed and franchised properties increased during the year ended December 31, 2018, compared to the year ended December 31, 2017, driven by the growth of our third-party owned full and select service managed and franchised portfolio and higher reimbursements for payroll and related costs, primarily due to sales of owned and leased properties during 2017 and 2018 and the acquisition of Two Roads.

Excluding the impact of rabbi trust, costs incurred on behalf of managed and franchised properties increased during the year ended December 31, 2017, compared to the year ended December 31, 2016, driven by the growth of our third-party owned full and select service managed and franchised portfolio and higher reimbursements for payroll and related costs, primarily due to sales of owned and leased properties during 2017, partially offset by reduced expenses incurred to operate the loyalty program.

Net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Year Ended December 31,
	2018	2017	2016	Better / (Worse) 2018 vs 2017		Better / (Worse) 2017 vs 2016
Rabbi trust impact allocated to selling, general, and administrative expenses	$(9)	$37	$14	$(46)	(123.8)%	$23	165.6%
Rabbi trust impact allocated to owned and leased hotels expense	(2)	8	3	(10)	(117.5)%	5	167.8%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$(11)	$45	$17	$(56)	(122.7)%	$28	166.0%
Equity earnings from unconsolidated hospitality ventures.

	Year Ended December 31,
	2018	2017	2016	Better / (Worse) 2018 vs 2017		Better / (Worse) 2017 vs 2016
Equity earnings from unconsolidated hospitality ventures	$8	$219	$67	$(211)	(95.9)%	$152	224.9%
The decrease in equity earnings during the year ended December 31, 2018, compared to the year ended December 31, 2017, was primarily attributable to the following:

•	$217 million decrease as 2017 included a liquidating distribution from the sale of Avendra to Aramark;

•
$16 million decrease as 2018 included an impairment charge related to unconsolidated hospitality ventures in Brazil; we completed an acquisition of our partner's interest in the unconsolidated hospitality ventures during the second quarter of 2018; and

•
$15 million decrease as 2018 included increased foreign currency losses at one of our unconsolidated hospitality ventures which holds loans denominated in a currency other than its functional currency.

The decrease in equity earnings during the year ended December 31, 2018, compared to the year ended December 31, 2017, was partially offset by $40 million of gains recognized from sales activity related to certain unconsolidated hospitality ventures.
The increase during the year ended December 31, 2017, compared to the year ended December 31, 2016, was attributable to the aforementioned $217 million liquidating distribution, which was partially offset by the following:

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
Gains (losses) on sales of real estate.    During the year ended December 31, 2018, we recognized a $531 million pre-tax gain related to the sales of Grand Hyatt San Francisco, Andaz Maui at Wailea Resort, and Hyatt Regency Coconut Point Resort and Spa. Additionally, we recognized approximately $238 million of pre-tax gain associated with the HRMC transaction.
During the year ended December 31, 2017, we sold Hyatt Regency Louisville, Hyatt Regency Grand Cypress, and Hyatt Regency Monterey Hotel & Spa on Del Monte Golf Course resulting in pre-tax gains of $35 million, $26 million and $17 million, respectively. Additionally, we sold Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch and Royal Palms Resort and Spa resulting in a $159 million pre-tax gain.
During the year ended December 31, 2016, we sold Andaz 5th Avenue and the shares of the company that owns Hyatt Regency Birmingham (U.K.) resulting in a $23 million pre-tax loss and a $17 million pre-tax gain, respectively.
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 7 to the Consolidated Financial Statements" for additional information regarding the above transactions.

Asset impairments.    During the year ended December 31, 2018, we recognized $25 million of asset impairment charges related to goodwill primarily in relation to the HRMC transaction. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 7 to the Consolidated Financial Statements" for additional information. We did not record any asset impairments during the years ended December 31, 2017 and December 31, 2016.
Other income (loss), net.    Other income (loss), net decreased $91 million during the year ended December 31, 2018 compared to the year ended December 31, 2017 and increased $30 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 21 to the Consolidated Financial Statements" for additional information. Effective January 1, 2018, we recognize unrealized gains and losses on equity securities from changes in the fair value of the underlying securities within other income (loss), net, as a result of the adoption of ASU 2016-01.
Provision for income taxes.

	Year Ended December 31,
	2018	2017	2016	Better / (Worse) 2018 vs 2017	Better / (Worse) 2017 vs 2016
Income before income taxes	$951	$722	$282	$229	$440
Income tax expense	(182)	(332)	(76)	150	(256)
Effective tax rate	19.1%	45.9%	27.0%	26.8%	(18.9)%

The decreased effective tax rate and income tax expense during the year ended December 31, 2018, compared to the year ended December 31, 2017, was primarily driven by the reduced U.S. corporate income tax rate from 35% to 21% as a result of the 2017 Tax Act, a 5 percentage point decrease primarily due to the low effective tax rate on the HRMC transaction, and a one-time expense recorded in 2017 to revalue U.S. deferred tax assets to the lower corporate income tax rate.
The increased effective tax rate during the year ended December 31, 2017, compared to the year ended December 31, 2016, was driven primarily by an 8 percentage point impact due to 2017 Tax Act, of which 6 percentage points related to revaluation of U.S. net deferred tax assets at the lower corporate income tax rate of 21% and 2 percentage points related to the impact of a one-time deemed repatriation tax on undistributed foreign earnings. The effective tax rate increase was also driven by an 8 percentage point favorable impact on the 2016 rate for certain one-time items related to the reversal of uncertain tax positions and a nonrecurring foreign tax credit benefit. Income tax expense also increased during the year ended December 31, 2017, compared to the year ended December 31, 2016, as a result of an increase in income before taxes driven primarily by the earnings recognized from the sale of Avendra.
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 14 to our Consolidated Financial Statements" for further detail.

Segment Results
We evaluate segment operating performance using owned and leased hotels revenues, management, franchise, and other fees revenues, and Adjusted EBITDA, as described in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 19 to our Consolidated Financial Statements."
Owned and leased hotels segment revenues.
2018 compared to 2017

	Year Ended December 31,
	2018	2017	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$1,740	$1,681	$59	3.5%	$5
Non-comparable owned and leased hotels revenues	149	478	(329)	(68.9)%	1
Total owned and leased hotels revenues	1,889	2,159	(270)	(12.5)%	6
Other revenues	—	13	(13)	(100.0)%	—
Total segment revenues	$1,889	$2,172	$(283)	(13.0)%	$6
The increase in comparable owned and leased hotels revenues during the year ended December 31, 2018, compared to the year ended December 31, 2017, was driven by an increase of $46 million at our hotels in the United States and an increase of $13 million at our international hotels. The revenue growth at our comparable hotels in the United States was driven primarily by improved transient, group, and banquet revenues in major markets. The increase in comparable international hotels was driven primarily by improved transient business at properties in Europe and a net favorable currency impact of $5 million.
The decrease in non-comparable owned and leased hotels revenues was driven by the following dispositions:

•	Grand Hyatt San Francisco, Andaz Maui at Wailea Resort, Hyatt Regency Coconut Point Resort and Spa, and Hyatt Regency Mexico City in 2018; and

•
Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch, Hyatt Regency Monterey Hotel & Spa on Del Monte Golf Course, Hyatt Regency Grand Cypress, Royal Palms Resort and Spa, and Hyatt Regency Louisville in 2017.

Other revenues decreased $13 million during the year ended December 31, 2018, compared to the year ended December 31, 2017, due to the aforementioned villa sales.

	Year Ended December 31,
	RevPAR				Occupancy			ADR
	2018	2017	Better / (Worse)	Better / (Worse) Constant $	2018	2017	Change in Occ % pts	2018	2017	Better / (Worse)	Better / (Worse) Constant $
Comparable owned and leased hotels	$177	$170	3.9%	3.6%	76.9%	75.9%	1.0%	$230	$225	2.5%	2.2%
Excluding the net favorable currency impact, the increase in comparable RevPAR at our owned and leased hotels during the year ended December 31, 2018, compared to the same period in 2017, was driven primarily by improved group demand and transient ADR at a majority of our hotels in key markets.
During the year ended December 31, 2018, we removed four full service properties from the comparable owned and leased hotels results as three hotels were sold and one converted from leased to managed.

2017 compared to 2016

	Year Ended December 31,
	2017	2016	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$1,863	$1,843	$20	1.1%	$3
Non-comparable owned and leased hotels revenues	296	296	—	(0.1)%	(1)
Total owned and leased hotels revenues	2,159	2,139	20	0.9%	2
Other revenues	13	—	13	NM	—
Total segment revenues	$2,172	$2,139	$33	1.5%	$2
The increase in comparable owned and leased hotels revenues during the year ended December 31, 2017, compared to the year ended December 31, 2016, was driven by increases of $13 million at our hotels in the United States and $7 million at our international hotels. The revenue growth at our comparable hotels in the United States was driven primarily by improved transient business and a business interruption settlement of $6 million related to a claim from a prior year. The increase in comparable international hotels was driven by a net favorable currency impact of $3 million and increased transient business at our hotel in Aruba, partially offset by decreased performance at our hotel in Switzerland.
Non-comparable owned and leased hotels revenues were flat due to increased revenues from our 2016 acquisitions, primarily related to the acquisition of our partners' interest in Andaz Maui at Wailea Resort, offset by decreased revenues as a result of the following dispositions:

•	Hyatt Regency Grand Cypress, Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch, Hyatt Regency Louisville, and Hyatt Regency Monterey Hotel & Spa on Del Monte Golf Course in 2017; and

•	Andaz 5th Avenue and Hyatt Regency Birmingham (U.K.) in 2016.
Other revenues increased $13 million during the year ended December 31, 2017, compared to the year ended December 31, 2016, due to the aforementioned villa sales.

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
Owned and leased hotels segment Adjusted EBITDA.

	Year Ended December 31,
	2018	2017	2016	Better / (Worse) 2018 vs 2017		Better / (Worse) 2017 vs 2016
Owned and leased hotels Adjusted EBITDA	$373	$417	$416	$(44)	(10.5)%	$1	0.2%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	55	73	100	(18)	(23.9)%	(27)	(28.0)%
Segment Adjusted EBITDA	$428	$490	$516	$(62)	(12.5)%	$(26)	(5.3)%
Owned and leased hotels Adjusted EBITDA.    Adjusted EBITDA at our owned and leased hotels decreased $44 million during the year ended December 31, 2018, compared to the same period in 2017, including a $1 million net favorable currency impact. Adjusted EBITDA at our non-comparable owned and leased hotels decreased $80 million due to the aforementioned dispositions. These decreases were partially offset by increases of $36 million at our comparable owned and leased hotels driven by the aforementioned increases in revenues as well as improved operating margins.
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA.    Our pro rata share of Adjusted EBITDA from our unconsolidated hospitality ventures included a $1 million net unfavorable currency impact during the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease was driven primarily by the Playa Hotels & Resorts B.V. ("Playa") business combination in the first quarter of 2017. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 4 to the Consolidated Financial Statements" for additional information.
Our pro rata share of Adjusted EBITDA from our unconsolidated hospitality ventures included an insignificant net favorable currency impact during the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease was driven primarily by the Playa business combination in the first quarter of 2017 and the acquisition of our partners' share of Andaz Maui at Wailea Resort.
Americas management and franchising segment revenues.

	Year Ended December 31,
	2018	2017	2016	Better / (Worse) 2018 vs 2017		Better / (Worse) 2017 vs 2016
Segment revenues
Management, franchise, and other fees	$400	$380	$350	$20	5.2%	$30	8.6%
Contra revenue	(13)	(12)	(11)	(1)	(9.5)%	(1)	(11.4)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	1,787	1,625	1,607	162	9.9%	18	1.1%
Total segment revenues	$2,174	$1,993	$1,946	$181	9.0%	$47	2.4%
Americas management and franchising revenues included a $1 million net unfavorable currency impact during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in management, franchise, and other fees was primarily due to an $11 million increase in franchise fees and $11 million increase in management fees primarily from new hotels and improved performance across the segment, as well as $8 million of proceeds from a legal settlement related to a franchise agreement termination for an unopened property. These increases were partially offset by $10 million of termination fees recognized in 2017 for two hotels that left the chain and a hotel that converted from managed to franchised.
The increases in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties for the year ended December 31, 2018, compared to the year ended December 31, 2017, was driven by increased reimbursements for payroll and related costs, primarily due to sales of owned and leased properties during 2017 and 2018, the overall growth of our third-party owned full and select service portfolio, the acquisition of Two Roads, and increased redemptions related to the loyalty program. Additionally, the changes in the market value of the underlying assets for our benefit programs funded through rabbi trusts resulted in a $26 million decrease during the year ended December 31, 2018 compared to the year ended December 31, 2017.

(Comparable System-wide Hotels)	Year Ended December 31,
	RevPAR				Occupancy			ADR
	2018	2017	Better / (Worse)	Better / (Worse) Constant $	2018	2017	Change in Occ % pts	2018	2017	Better / (Worse)	Better / (Worse) Constant $
Americas full service	$159	$154	2.9%	3.3%	75.9%	75.4%	0.5%	$209	$205	2.1%	2.5%
Americas select service	$108	$107	0.4%	0.4%	77.1%	77.7%	(0.6)%	$140	$138	1.2%	1.2%
Excluding the net unfavorable currency impact, comparable full service hotels RevPAR increased during the year ended December 31, 2018, compared to the year ended December 31, 2017, driven primarily by improved group revenue due to improved demand and ADR in a majority of our top markets as well as strong transient ADR throughout the segment.
Our comparable select service hotels reported a nominal RevPAR increase during the year ended December 31, 2018, as supply growth in the United States outpaced demand as compared to the same period in the prior year.

During the year ended December 31, 2018, we removed five properties from the comparable Americas full service system-wide hotels as two properties converted from franchised to managed, two properties had significant changes in room count, and one property left the chain. During the year ended December 31, 2018, we removed one property from the comparable Americas select service system-wide hotel results that left the chain.
Americas management and franchising revenues included an insignificant net favorable currency impact during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in management, franchise, and other fees was driven partially by a $10 million increase in other fee revenues due to termination fees for a managed hotel conversion to franchised and two hotels that left the chain. Additionally, franchise fees increased $12 million and base and incentive fees increased $6 million and $2 million, respectively, primarily due to new hotels and improved performance across the region.
The increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties for the year ended December 31, 2017, compared to the year ended December 31, 2016, was due to increased reimbursements for payroll and related costs, technology costs, offset by increased reimbursements to properties related to the loyalty program. Additionally, the changes in the value of the underlying assets for our benefit programs funded through rabbi trusts resulted in a $14 million increase during the year ended December 31, 2017 compared to the year ended December 31, 2016.

(Comparable System-wide Hotels)	Year Ended December 31,
	RevPAR				Occupancy			ADR
	2017	2016	Better / (Worse)	Better / (Worse) Constant $	2017	2016	Change in Occ % pts	2017	2016	Better / (Worse)	Better / (Worse) Constant $
Americas full service	$155	$151	2.4%	2.4%	75.8%	75.3%	0.5%	$204	$201	1.7%	1.7%
Americas select service	$108	$105	2.9%	2.9%	78.4%	77.3%	1.1%	$137	$135	1.5%	1.5%
Our comparable full service hotels RevPAR increased during the year ended December 31, 2017, compared to the year ended December 31, 2016, driven primarily by improved group and transient ADR, partially offset by lower group demand.
During the year ended December 31, 2017, we removed four properties from the comparable Americas full service system-wide hotels as three properties left the chain, and one hotel is undergoing a significant renovation. During the year ended December 31, 2017, two properties that left the chain were removed from the comparable Americas select service system-wide hotels.
Americas management and franchising segment Adjusted EBITDA.

	Year Ended December 31,
	2018	2017	2016	Better / (Worse) 2018 vs 2017		Better / (Worse) 2017 vs 2016
Segment Adjusted EBITDA	$352	$327	$297	$25	7.6%	$30	10.2%
Adjusted EBITDA increased during the year ended December 31, 2018, compared to the year ended December 31, 2017, which included a $1 million net unfavorable currency impact. The increase was driven by the increase in management, franchise, and other fees as discussed above, as well as the recovery of legal fees related to the aforementioned legal settlement.
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

ASPAC management and franchising segment revenues.

	Year Ended December 31,
	2018	2017	2016	Better / (Worse) 2018 vs 2017		Better / (Worse) 2017 vs 2016
Segment revenues
Management, franchise, and other fees	$127	$112	$96	$15	13.1%	$16	17.3%
Contra revenue	(2)	(1)	(1)	(1)	(47.5)%	—	(25.8)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	95	79	73	16	19.7%	6	8.3%
Total segment revenues	$220	$190	$168	$30	15.7%	$22	13.4%
ASPAC management and franchising revenues included $1 million net favorable currency impact during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in management, franchise, and other fees was driven by increases in management fees primarily due to higher base and incentive fees related to new hotels and improved performance in Greater China and across the remainder of the segment.
The increases in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during the year ended December 31, 2018, compared to the year ended December 31, 2017, was driven by growth of our third-party owned full and select service portfolio and increased redemptions related to the loyalty program.

(Comparable System-wide Hotels)	Year Ended December 31,
	RevPAR				Occupancy			ADR
	2018	2017	Better / (Worse)	Better / (Worse) Constant $	2018	2017	Change in Occ % pts	2018	2017	Better / (Worse)	Better / (Worse) Constant $
ASPAC full service	$155	$148	4.7%	3.8%	75.4%	73.3%	2.1%	$206	$202	1.7%	0.9%
ASPAC select service	$61	$57	7.1%	4.4%	71.9%	71.6%	0.3%	$85	$79	6.8%	4.0%
Excluding the net favorable currency impact, the increase in comparable full service RevPAR during the year ended December 31, 2018, compared to year ended December 31, 2017, was driven by increased occupancy across the segment, most notably in Greater China. Additionally, Japan experienced higher ADR due to increased inbound travel. These increases were partially offset by decreases due to natural disasters in Southeast Asia and Japan, renovations at certain properties, and weak demand in South Korea.
During the year ended December 31, 2018, we removed one property that left the chain from the comparable ASPAC full service system-wide hotel results and no properties were removed from the ASPAC select service system-wide hotel results.
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
The increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during the year ended December 31, 2017, compared to the year ended December 31, 2016, was driven by reimbursements for increased technology costs offset by increased reimbursements to properties related to the loyalty program.

(Comparable System-wide Hotels)	Year Ended December 31,
	RevPAR				Occupancy			ADR
	2017	2016	Better / (Worse)	Better / (Worse) Constant $	2017	2016	Change in Occ % pts	2017	2016	Better / (Worse)	Better / (Worse) Constant $
ASPAC full service	$148	$140	5.4%	5.8%	72.7%	68.4%	4.3%	$203	$205	(0.9)%	(0.5)%
ASPAC select service	$86	$86	—%	1.6%	86.4%	85.3%	1.1%	$100	$101	(1.2)%	0.4%

Excluding the net unfavorable currency impact, the increase in RevPAR during the year ended December 31, 2017, compared to year ended December 31, 2016, was driven by increased occupancy across the region, most notably Greater China, Southeast Asia, and Japan, partially offset by declines at our hotels in South Korea due to lower visitor arrivals in 2017.
During the year ended December 31, 2017, we removed one property from the comparable ASPAC full service system-wide hotels as a result of a seasonal closure.
ASPAC management and franchising segment Adjusted EBITDA.

	Year Ended December 31,
	2018	2017	2016	Better / (Worse) 2018 vs 2017		Better / (Worse) 2017 vs 2016
Segment Adjusted EBITDA	$78	$70	$57	$8	10.9%	$13	23.6%
Adjusted EBITDA increased during the year ended December 31, 2018 compared to the year ended December 31, 2017, including a $1 million net favorable currency impact. The increase was driven by the aforementioned increases in management, franchise, and other fees, partially offset by increases in payroll and related costs primarily for development activity in Greater China.
Adjusted EBITDA included an insignificant net unfavorable currency impact during the year ended December 31, 2017 compared to the year ended December 31, 2016. Adjusted EBITDA increased due to the aforementioned increase in management, franchise, and other fees, partially offset by a $2 million increase in payroll and related costs primarily due to development activity in Greater China.
EAME/SW Asia management and franchising segment revenues.

	Year Ended December 31,
	2018	2017	2016	Better / (Worse) 2018 vs 2017		Better / (Worse) 2017 vs 2016
Segment revenues
Management, franchise, and other fees	$80	$69	$64	$11	14.9%	$5	9.0%
Contra revenue	(5)	(5)	(4)	—	(8.3)%	(1)	(12.1)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	68	58	51	10	17.7%	7	13.4%
Total segment revenues	$143	$122	$111	$21	16.5%	$11	10.9%
EAME/SW Asia management and franchising revenues included an insignificant net unfavorable currency impact during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in management, franchise, and other fees was driven primarily by improved performance in Europe and new hotels as well as hotels coming out of renovation in the segment. The increases in Europe were largely attributable to hotels in Russia, which benefited from hosting the FIFA World Cup.
The increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during the year ended December 31, 2018, compared to the year ended December 31, 2017, was driven by growth of our third-party owned full and select service portfolio and increased redemptions related to the loyalty program.

(Comparable System-wide Hotels)	Year Ended December 31,
	RevPAR				Occupancy			ADR
	2018	2017	Better / (Worse)	Better / (Worse) Constant $	2018	2017	Change in Occ % pts	2018	2017	Better / (Worse)	Better / (Worse) Constant $
EAME/SW Asia full service	$127	$120	6.1%	6.8%	67.6%	64.6%	3.0%	$188	$185	1.4%	2.1%
EAME/SW Asia select service	$70	$67	4.6%	3.4%	75.2%	72.5%	2.7%	$93	$92	0.9%	(0.3)%
Excluding the net unfavorable currency impact, the increase in comparable full service RevPAR during the year ended December 31, 2018, compared to the year ended December 31, 2017, was driven primarily by Russia, Western Europe, Turkey, and India. In particular, Russia benefited from hosting the FIFA World Cup, and Western Europe benefited from higher transient demand. Turkey experienced improved market conditions, while the increase in India was driven by improved group performance.
During the year ended December 31, 2018, we removed one property that left the chain from the comparable EAME/SW Asia full service system-wide hotel results, and we removed one property from the comparable EAME/SW Asia select service system-wide hotel results as a result of significant renovations.
EAME/SW Asia management and franchising revenues included $1 million net favorable currency impact during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in management, franchise, and other fees was primarily due to a $5 million increase in incentive fees driven by certain properties in the United Kingdom and Germany and new hotels in the region.
The increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during the year ended December 31, 2017, compared to the year ended December 31, 2016, was driven by reimbursements for increased technology costs.

(Comparable System-wide Hotels)	Year Ended December 31,
	RevPAR				Occupancy			ADR
	2017	2016	Better / (Worse)	Better / (Worse) Constant $	2017	2016	Change in Occ % pts	2017	2016	Better / (Worse)	Better / (Worse) Constant $
EAME/SW Asia full service	$123	$117	4.5%	3.9%	66.7%	64.0%	2.7%	$184	$183	0.4%	(0.2)%
EAME/SW Asia select service	$71	$63	12.0%	10.3%	72.9%	66.8%	6.1%	$97	$95	2.5%	1.0%
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
During the year ended December 31, 2017, one property was removed from the comparable EAME/SW Asia full service system-wide hotel results as a result of significant renovations, and no properties were removed from the comparable EAME/SW Asia select service system-wide hotel results.
EAME/SW Asia management and franchising segment Adjusted EBITDA.

	Year Ended December 31,
	2018	2017	2016	Better / (Worse) 2018 vs 2017		Better / (Worse) 2017 vs 2016
Segment Adjusted EBITDA	$46	$37	$31	$9	22.7%	$6	20.9%
Adjusted EBITDA included $1 million net unfavorable currency impact during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was driven by the aforementioned increase in management, franchise, and other fees.
Adjusted EBITDA included $1 million net favorable currency impact during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was driven by the aforementioned increase in management, franchise, and other fees.

Corporate and other.

	Year Ended December 31,
	2018	2017	2016	Better / (Worse) 2018 vs 2017		Better / (Worse) 2017 vs 2016
Revenues	$132	$100	$19	$32	31.8%	$81	414.8%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$6	$—	$—	$6	NM	$—	NM
Adjusted EBITDA	$(127)	$(135)	$(138)	$8	5.8%	$3	2.2%
Corporate and other revenues increased during the year ended December 31, 2018, compared to the year ended December 31, 2017, driven primarily by the acquisition of Exhale.
Corporate and other revenues increased during the year ended December 31, 2017, compared to the year ended December 31, 2016, driven primarily by the following:

•	increase of $64 million due to the acquisition of Miraval;

•	increase of $10 million due to the acquisition of Exhale; and

•	increase of $7 million in revenues from our co-branded credit card program primarily due to our new agreement that took effect in the second quarter of 2017.
Corporate and other Adjusted EBITDA increased for the year ended December 31, 2018, compared to the year ended December 31, 2017, driven by decreased adjusted selling, general, and administrative expenses due to marketing initiatives completed during 2017, including master brand marketing expenses to support the launch of the World of Hyatt loyalty program, as well as severance during 2017.

Adjusted EBITDA by Segment and Non-GAAP Measure Reconciliation
The charts below illustrate Adjusted EBITDA by segment. For a discussion of our definition of Adjusted EBITDA, how we use it, why we present it and material limitations on its usefulness, see "—Key Business Metrics Evaluated by Management."
*Consolidated Adjusted EBITDA for the year ended December 31, 2018 included eliminations of $0 million and corporate and other Adjusted EBITDA of $(127) million.
**Consolidated Adjusted EBITDA for the year ended December 31, 2017 included eliminations of $3 million and corporate and other Adjusted EBITDA of $(135) million.
*Consolidated Adjusted EBITDA for the year ended December 31, 2016 included eliminations of $0 million and other Adjusted EBITDA of $(138) million.

The table below provides a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA:

	Year Ended December 31,
	2018	2017	2016	Change 2018 vs 2017		Change 2017 vs 2016
Net income attributable to Hyatt Hotels Corporation	$769	$389	$206	$380	97.5%	$183	89.5%
Interest expense	76	80	76	(4)	(5.1)%	4	5.4%
Provision for income taxes	182	332	76	(150)	(45.3)%	256	337.0%
Depreciation and amortization	327	348	326	(21)	(6.4)%	22	6.9%
EBITDA	1,354	1,149	684	205	17.7%	465	68.2%
Contra revenue	20	18	16	2	12.5%	2	12.5%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(1,956)	(1,762)	(1,731)	(194)	(11.0)%	(31)	(1.8)%
Costs incurred on behalf of managed and franchised properties	1,981	1,782	1,742	199	11.2%	40	2.3%
Equity earnings from unconsolidated hospitality ventures	(8)	(219)	(67)	211	95.9%	(152)	(227.3)%
Stock-based compensation expense	29	29	25	—	(0.1)%	4	15.9%
(Gains) losses on sales of real estate	(772)	(236)	6	(536)	(226.0)%	(242)	NM
Asset impairments	25	—	—	25	NM	—	NM
Other (income) loss, net	49	(42)	(12)	91	216.4%	(30)	(250.2)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	55	73	100	(18)	(23.9)%	(27)	(28.0)%
Adjusted EBITDA	$777	$792	$763	$(15)	(1.9)%	$29	3.8%
Inflation
We do not believe inflation had a material effect on our business in 2018, 2017, or 2016.
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
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Recent Transactions Affecting Our Liquidity and Capital Resources
During the years ended December 31, 2018, December 31, 2017, and December 31, 2016 several transactions impacted our liquidity. See "—Sources and Uses of Cash."

Sources and Uses of Cash

	Year Ended December 31,
	2018	2017	2016
Cash provided by (used in):
Operating activities	$341	$587	$462
Investing activities	374	457	(372)
Financing activities	(850)	(858)	(96)
Effect of exchange rate changes on cash	5	(7)	12
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(130)	$179	$6
We have foreign capital investment needs in excess of foreign earnings, and we have not changed our assertion that undistributed net earnings with respect to certain foreign subsidiaries are indefinitely reinvested outside the U.S. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 14 to our Consolidated Financial Statements" for further detail.
Cash Flows from Operating Activities
Cash provided by operating activities decreased $246 million in the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to higher tax payments in the current year driven by certain transactions in 2018 and 2017 and $94 million of interest income received upon the redemption of our Playa preferred shares in 2017.
Cash provided by operating activities increased $125 million in the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to the aforementioned $94 million of interest income. The increase was also due to improved performance across all reportable segments, increases in taxes payable driven by transactions, and the timing of accruals. These increases were partially offset by higher income tax payments in 2017.
Cash Flows from Investing Activities
2018 Activity:

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

•	We received $360 million of proceeds from the HRMC transaction.

•	We sold a Hyatt House hotel for approximately $48 million, net of closing costs and proration adjustments.

•	We received $43 million of proceeds from sales activity related to certain equity method investments.

•
We acquired Two Roads for cash of $415 million, net of $37 million cash acquired, and including the payment of $36 million of additional consideration offset by $4 million of other purchase price adjustments.

•	We invested $297 million in capital expenditures (see "—Capital Expenditures").

•	We acquired Hyatt Regency Phoenix for a purchase price of approximately $139 million, net of proration adjustments.

•	We acquired Hyatt Regency Indian Wells Resort & Spa for a net purchase price of approximately $120 million.

•	We had $41 million of net purchases of marketable securities and short-term investments.
2017 Activity:

•	We sold Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch and Royal Palms Resort and Spa for approximately $296 million, net of closing costs and proration adjustments.

•	We received a $217 million liquidating distribution from the sale of Avendra to Aramark.

•	We sold Hyatt Regency Grand Cypress for approximately $202 million, net of closing costs and proration adjustments.

•	We received $196 million of distributions related to the redemption of our Playa preferred shares.

•	We sold Hyatt Regency Louisville for approximately $65 million, net of closing costs and proration adjustments.

•	We sold Hyatt Regency Monterey Hotel & Spa on Del Monte Golf Course for approximately $58 million, net of closing costs and proration adjustments.

•	We sold land and construction in progress for $29 million to an unconsolidated hospitality venture in which we have a 50% ownership interest.

•	We received $15 million of pre-condemnation proceeds primarily related to a relinquishment of subterranean space at an owned hotel.

•	We invested $298 million in capital expenditures (see "—Capital Expenditures").

•	We acquired Miraval for approximately $237 million.

•	We contributed a total of $89 million in investments and held-to-maturity debt securities.

•	We acquired Exhale for $16 million, net of cash acquired.
2016 Activity:

•	We acquired Thompson Miami Beach for approximately $238 million.

•	We invested $211 million in capital expenditures (see "—Capital Expenditures").

•
We purchased our partners' interest in Andaz Maui at Wailea Resort for $136 million, net of cash acquired. Additionally, prior to the acquisition, we contributed $71 million to the unconsolidated hospitality venture and provided $37 million of financing receivables to our partners to repay the venture's third-party debt. Our partners repaid the financing receivables during 2016.

•	We invested $33 million in unconsolidated hospitality ventures, excluding our contribution to Andaz Maui at Wailea Resort discussed above.

•	We acquired Royal Palms Resort and Spa for a net purchase price of approximately $86 million, net of proration adjustments.

•	We acquired $25 million of land for future development in Philadelphia.

•	We sold Andaz 5th Avenue for approximately $240 million, net of closing costs and proration adjustments.

•	We received $132 million of distributions from unconsolidated hospitality ventures.

•	We sold the shares of the company that owns Hyatt Regency Birmingham (U.K.) for approximately $49 million, net of closing costs and proration adjustments.
Periodically, we enter into like-kind exchange agreements upon the disposition or acquisition of certain hotels. Pursuant to the terms of these agreements, the proceeds from the sales are placed into an escrow account administered by a qualified intermediary and are unavailable for our use until released. The proceeds are recorded as restricted cash on our consolidated balance sheets and released (i) if they are utilized as part of a like-kind exchange agreement, (ii) if we do not identify a suitable replacement property within 45 days after the agreement date, or (iii) when a like-kind exchange agreement is not completed within the remaining allowable time period.

Cash Flows from Financing Activities
2018 Activity:

•
We repurchased 12,723,895 shares of Class A and Class B common stock for an aggregate purchase price of $946 million, including shares repurchased under the ASR programs and 244,260 shares delivered in settlement of the November 2017 ASR in 2018, for which payment was made during 2017.

•	We repaid our outstanding senior notes due 2019 for approximately $203 million, inclusive of a $7 million make-whole premium.

•	We paid four quarterly cash dividends of $0.15 per share on Class A common stock and Class B common stock totaling $68 million.

•	We had $20 million of borrowings and $20 million of repayments on our revolving credit facility.

•	We redeemed the Miraval preferred shares for approximately $10 million.

•	We issued our senior notes due 2028 and received $396 million of net proceeds, after deducting approximately $4 million of underwriting discounts and offering expenses.
2017 Activity:

•	We had $670 million of borrowings and $770 million of repayments on our revolving credit facility.

•
We repurchased 12,186,308 shares of Class A and Class B common stock for an aggregate purchase price of $723 million. Included in the repurchases are 8,213,057 shares repurchased under the ASR programs for an aggregate purchase price of $480 million. Subsequent to December 31, 2017, the remaining $20 million of shares under the November 2017 ASR was settled as discussed above.

•	In conjunction with the acquisition of Miraval, we issued $9 million of redeemable preferred shares of a subsidiary.
2016 Activity:

•	We issued our senior notes due 2026 and received $396 million of net proceeds, after deducting approximately $4 million of underwriting discounts and offering expenses.

•	We repaid our outstanding senior notes due 2016 for approximately $254 million, inclusive of a $2 million make-whole premium.

•	We repaid the senior secured term loan of $64 million related to Hyatt Regency Lost Pines Resort and Spa.

•	We repurchased 5,631,557 shares of Class A and Class B common stock for an aggregate purchase price of $272 million.

•	We had $210 million of borrowings and $110 million of repayments on our revolving credit facility.

•	Excluding the effects of currency, we drew $13 million on the construction loan for the development of Grand Hyatt Rio de Janeiro.

We define net debt as total debt less the total of cash and cash equivalents and short-term investments. We consider net debt and its components to be an important indicator of liquidity and a guiding measure of capital structure strategy. Net debt is a non-GAAP measure and may not be computed the same as similarly titled measures used by other companies.

	December 31, 2018	December 31, 2017
Consolidated debt (1)	$1,634	$1,451
Stockholders' equity	3,670	3,837
Total capital	$5,304	$5,288
Total debt to total capital	30.8%	27.4%
Consolidated debt (1)	$1,634	$1,451
Less: Cash and cash equivalents and short-term investments	(686)	(552)
Net consolidated debt	$948	$899
Net debt to total capital	17.9%	17.0%

(1) Excludes approximately $528 million and $580 million of our share of unconsolidated hospitality venture indebtedness at December 31, 2018 and December 31, 2017, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements.
Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance and technology, enhancements to existing properties, and investment in new properties under development or recently opened. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations.

	Year Ended December 31,
	2018	2017	2016
Maintenance and technology	$81	$80	$68
Enhancements to existing properties	137	166	72
Investment in new properties under development or recently opened	79	52	71
Total capital expenditures	$297	$298	$211
The decrease in enhancements to existing properties in 2018 compared to 2017 is driven by 2017 expenditures related to our new corporate office partially offset by increased renovation activity at domestic and international owned full service properties. The increase in investment in new properties under development or recently opened is driven by renovation spend in 2018 at certain Miraval properties.
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
Senior Notes
The table below sets forth the outstanding principal balance of our various series of senior unsecured notes (the "Senior Notes") at December 31, 2018, as described in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 10 to our Consolidated Financial Statements." Interest on the Senior Notes is payable semi-annually.

Description	Principal Amount
$250 million senior unsecured notes maturing in 2021—5.375%	$250
$350 million senior unsecured notes maturing in 2023—3.375%	350
$400 million senior unsecured notes maturing in 2026—4.850%	400
$400 million senior unsecured notes maturing in 2028—4.375%	400
Total Senior Notes	$1,400

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
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at December 31, 2018.
Revolving Credit Facility
During the year ended December 31, 2018, we refinanced our $1.5 billion senior unsecured revolving credit facility with a syndicate of lenders, extending the maturity of the facility to January 2023. The revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper backup and permitted investments and acquisitions.
We had no outstanding undrawn letters of credit issued under our revolving credit facility (which would reduce the availability thereunder) at December 31, 2018 and December 31, 2017, respectively. At December 31, 2018, we had available borrowing capacity of $1.5 billion under our revolving credit facility, as there was no outstanding revolver balance.
All of our borrowings under our revolving credit facility are guaranteed by substantially all of our material domestic subsidiaries, as defined in the revolving credit facility. All guarantees are guarantees of payment and performance and not of collection. Hotel Investors I, Inc., a wholly owned subsidiary, is an additional borrower under our revolving credit facility.
Interest rates on outstanding borrowings are either LIBOR-based or based on an alternate base rate, with margins in each case based on our credit rating or, in certain circumstances, our credit rating and leverage ratio. At December 31, 2018, the interest rate for a one month LIBOR borrowing under our revolving credit facility would have been 3.553%, or LIBOR of 2.503% plus 1.050%.
Borrowings under our revolving credit facility bear interest, at our option, at either one-, two-, three-, or six-month LIBOR plus a margin ranging from 0.900% to 1.500% per annum (plus any mandatory costs, if applicable) or the alternative base rate plus a margin ranging from 0.000% to 0.500% per annum, in each case depending on our credit rating by either S&P or Moody's or, in certain circumstances, our credit rating and leverage ratio. Borrowings under our swingline subfacility will bear interest at a per annum rate equal to the alternate base rate plus the applicable percentage for revolving loans that are alternate base rate loans. We are also required to pay letter of credit fees with respect to each letter of credit equal to the applicable margin for LIBOR on the face amount of each letter of credit. In addition, we must pay a fronting fee to the issuer of each letter of credit of 0.10% per annum on the face amount of such letter of credit.
The revolving credit facility also provides for a facility fee ranging from 0.100% to 0.250% of the total commitment of the lenders under the revolving credit facility (depending on our credit rating by either S&P or Moody's). The facility fee is charged regardless of the level of borrowings.
In the event we no longer have a credit rating from either S&P or Moody's or our rating falls at or below BBB-/Baa3, with respect to borrowings under our revolving credit facility (a) such borrowings will bear interest at either LIBOR plus 1.300% or 1.500% per annum or the alternative base rate referenced above plus 0.300% or 0.500% per annum, in each case, depending on our leverage ratio and (b) the facility fee will be 0.200% or 0.250%.
Our revolving credit facility contains a number of affirmative and restrictive covenants including limitations on the ability to place liens on our or our direct or indirect subsidiaries' assets; to merge, consolidate, and dissolve; to sell assets; to engage in transactions with affiliates; to change our or our direct or indirect subsidiaries' fiscal year or organizational documents; and to make restricted payments.
Our revolving credit facility also requires us to meet Leverage Ratio and Secured Funded Debt Ratio financial covenants in each case measured quarterly as defined in our revolving credit facility.
The revolving credit facility contains certain covenants, including financial covenants that limit our maximum leverage (consisting of the ratio of Adjusted Total Debt to Consolidated EBITDA, each as defined in the revolving credit facility) to not more than 4.5 to 1, and limit our Secured Funded Debt Ratio (consisting of the ratio of Secured Funded Debt to Property and Equipment, each as defined in the revolving credit facility), to not more than 0.30 to 1. Our outstanding Senior Notes do not contain a corresponding financial covenant or a requirement that we maintain certain financial ratios. We currently satisfy all the covenants in our revolving credit facility and Senior Notes and do not expect the covenants will restrict our ability to meet our anticipated borrowing and guarantee levels, or increase those levels should we decide to do so in the future.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $277 million and $309 million in letters of credit issued directly with financial institutions outstanding at December 31, 2018 and December 31, 2017, respectively. These letters of credit had weighted-average fees of approximately 99 basis points and a range of maturity of up to approximately three years at December 31, 2018.
Other Indebtedness and Future Debt Maturities
Excluding the $1,400 million of Senior Notes, all other third-party indebtedness was $234 million at December 31, 2018.
At December 31, 2018, $11 million of our outstanding debt will mature in the following 12 months. We believe we will have adequate liquidity, including our capacity to borrow under our revolving credit facility, and/or the ability to execute on refinancing or new issuances of debt to meet requirements for scheduled maturities.
Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2018:

		Payments Due by Period
	Total	2019	2020	2021	2022	2023	Thereafter
Debt (1)	$2,206	$86	$84	$334	$70	$420	$1,212
Capital lease obligations (1)	17	3	3	2	2	2	5
Operating lease obligations	651	46	42	42	38	35	448
Purchase obligations (2)	256	232	24	—	—	—	—
Other long-term liabilities (3)	387	1	1	1	1	1	382
Total contractual obligations	$3,517	$368	$154	$379	$111	$458	$2,047

(1) Includes principal and interest payments; assumes constant foreign exchange rates for floating-rate debt at December 31, 2018.
(2) Includes an obligation to purchase land and a to-be-constructed hotel located in Portland, Oregon from the developer for a remaining purchase price of approximately $136 million upon substantial completion of construction.
(3) Primarily consists of deferred compensation plan liabilities; excludes $131 million in long-term taxes payable due to the uncertainty related to the timing of the reversal of those liabilities.

Guarantee Commitments
The following table summarizes our guarantee commitments at December 31, 2018:

		Amount of Guarantee Commitments Expiration by Period
	Total	2019	2020	2021	2022	2023	Thereafter
Performance guarantees (1)	$257	$46	$175	$3	$5	$4	$24
Debt repayment and other guarantees (2)	717	71	556	38	52	—	—
Total guarantee commitments	$974	$117	$731	$41	$57	$4	$24

(1) Consists of contractual agreements with third-party owners which require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels.
(2) Consists of various debt repayment and other guarantees related to our unconsolidated hospitality ventures, managed and franchised hotels, and other properties. Certain of these underlying debt agreements have extension periods which are not reflected in the table above. With respect to certain of these guarantees, we have agreements with our unconsolidated hospitality venture partners, the respective hotel owners, or other third parties which reduce our maximum guarantee and are not reflected in the table above.
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements."
Investment Commitments
The following table summarizes our investment commitments, which represent our commitment to fund contract acquisition costs and other investments such as unconsolidated hospitality ventures, at December 31, 2018:

		Amount of Investment Commitments Expected Funding by Period
	Total	2019	2020	2021	2022	2023	Thereafter
Investment commitments	$283	$154	$67	$32	$8	$2	$20

Off-Balance Sheet Arrangements
At December 31, 2018, our off-balance sheet arrangements included $256 million of purchase obligations, $277 million of letters of credit, and $35 million of surety bonds. These amounts are discussed in "—Sources and Uses of Cash—Revolving Credit Facility and —Letters of Credit," "—Contractual Obligations," and Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements."
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
Guarantees
We enter into performance guarantees related to certain hotels we manage. We also enter into debt repayment and other guarantees with respect to unconsolidated hospitality ventures, certain managed or franchised hotels, and other properties. We record a liability for the fair value of these guarantees at their inception date. In order to estimate the fair value, we use a Monte Carlo simulation to model the probability of possible outcomes. The valuation methodology requires that we make certain assumptions and judgments in our determination of the fair value, which are based on our knowledge of the hospitality industry, market conditions, location of the property, and specific information available at the time of the valuation.
Goodwill and Indefinite-Lived Intangible Assets
We evaluate goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year using balances at October 1 and at an interim date if indications of impairment exist. The Company has nine reporting units which have goodwill at December 31, 2018.
We are required to apply judgment when determining whether or not indications of impairment exist. The determination of the occurrence of a triggering event is based on our knowledge of the hospitality industry, historical experience, location of the property or properties, market conditions, and specific information available at the time of the assessment. We realize, however, that the results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis. Judgment is also required in determining the assumptions and estimates used when calculating the fair value of the reporting unit or the indefinite-lived intangible asset.
Historically, changes in estimates used in the goodwill and indefinite-lived intangible assets impairment valuations have not resulted in material impairment charges in subsequent periods as a result of changes in those estimates. However, changes in the economic and operating conditions impacting the assumptions and estimates could result in an impairment charge which could be material to our earnings. At December 31, 2018, a change in our assumptions and estimates that could reduce the fair value of each of our reporting units or indefinite-lived intangible assets by 10% would not result in an impairment charge. In periods which are close to an acquisition, we would expect fair value to approximate carrying value and do not consider this to be indicative of an impairment risk, absent other factors.
Acquisitions
Assets acquired and liabilities assumed in acquisitions are recorded at fair value as of the acquisition date. We use judgment to determine the fair value of the assets or businesses acquired and to allocate the fair value to identifiable tangible and intangible assets. Generally, tangible assets acquired include property and equipment, and intangible assets acquired may include management agreement intangibles, brand intangibles, advanced bookings, or goodwill in a business combination. Changes to the significant assumptions or factors used to determine fair value could affect the measurement and allocation of fair value.
Property and Equipment and Definite-Lived Intangible Assets
We evaluate property and equipment and definite-lived intangible assets for impairment quarterly. We use judgment to determine whether indications of impairment exist. The determination of the occurrence of a triggering event is based on our knowledge of the hospitality industry, historical experience, location of the property, market conditions, and property-specific information available at the time of the assessment. We realize, however, that the results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis. When a triggering event occurs, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset or asset group, if applicable.
Changes in economic and operating conditions impacting the judgments used could result in impairments to our long-lived assets in future periods, which could be material to our earnings. Historically, changes in estimates used in the property and equipment and definite-lived intangible assets impairment assessment process have not resulted in material impairment charges in subsequent periods as a result of changes made to those estimates.
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

Income Taxes
Judgment is required in addressing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws, or interpretations thereof). In addition, we are subject to examination of our income tax returns by the IRS and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our consolidated financial statements.
As a result of the 2017 Tax Act, we recorded provisional estimates in accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), Income Tax Accounting Implications of the Tax Cuts and Jobs Act, during the year ended December 31, 2017 in relation to the revaluation of our net deferred tax assets at the lower U.S. corporate income tax rate and the additional tax expense associated with the deemed repatriation tax. Additionally, we recorded a valuation allowance against foreign tax credits which we anticipated would no longer be realizable based upon the taxation of foreign earnings under the new tax legislation. During the year ended December 31, 2018, we recorded measurement period adjustments related to the provisional estimates, including a reduction to the foreign tax credit valuation allowance recognized in the year ended December 31, 2017. We now consider our accounting for the 2017 Tax Act complete.
We evaluate tax positions taken or expected to be taken on a tax return to determine whether they are "more likely than not" of being sustained assuming that the tax reporting positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in our consolidated financial statements. If a position drops below the "more likely than not" standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the "more likely than not" standard has been met when developing the provision for income taxes. A change in the assessment of the "more likely than not" standard with respect to a position could materially impact our consolidated financial statements.
For information regarding the impact of the 2017 Tax Act and the measurement period adjustments recorded in 2018, see Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 14 to our Consolidated Financial Statements."
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
At December 31, 2018, our total deferred revenue liability related to the loyalty program was $596 million. A 10% decrease in the breakage assumption would result in an increase in the liability of approximately $30 million at December 31, 2018.
Future Adoption of Accounting Standards
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 2 to our Consolidated Financial Statements" for the Company's current evaluation of the impact of adopting Accounting Standards Update No. 2016-02 ("ASU 2016-02"), Leases (Topic 842), and other accounting standards effective in future periods.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At December 31, 2018, we were a party to hedging transactions including the use of derivative financial instruments, as discussed below.
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

During the year ended December 31, 2018, we entered into two interest rate locks with a $425 million total notional value to hedge a portion of the risk of changes in the benchmark interest rate associated with long-term debt we anticipate issuing in the future. During the year ended December 31, 2018, we settled one of the interest rate locks with a $225 million notional value at the date of the issuance of $400 million of 4.375% senior notes due 2028. The outstanding interest rate lock with a $200 million notional value remains highly effective at December 31, 2018. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 10 to the Consolidated Financial Statements." At December 31, 2018 and December 31, 2017, we did not hold any interest rate swap contracts.
The following table sets forth the contractual maturities and the total fair values at December 31, 2018 for our financial instruments materially affected by interest rate risk:

	Maturities by Period
	2019	2020	2021	2022	2023	Thereafter	Total carrying amount (1)	Total fair value
Fixed-rate debt	$5	$4	$255	$5	$355	$959	$1,583	$1,584
Average interest rate (2)							4.51%
Floating-rate debt (3)	$5	$5	$5	$5	$4	$31	$55	$67
Average interest rate (2)							7.95%
(1) Excludes $12 million of capital lease obligations and $16 million of unamortized discounts and deferred financing fees.
(2) Average interest rate at December 31, 2018.
(3) Includes Grand Hyatt Rio de Janeiro construction loan which had a 7.95% interest rate at December 31, 2018. For additional information on floating-rate debt, see Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 10 to our Consolidated Financial Statements."
Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. The U.S. dollar equivalents of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany transactions, with terms of less than one year, were $210 million and $254 million at December 31, 2018 and December 31, 2017, respectively.
We intend to offset the gains and losses related to our third-party debt and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income. At December 31, 2018, a hypothetical 10% change in foreign currency exchange rates would result in an immaterial change in the fair value of the hedging instruments.
For the years ended December 31, 2018, December 31, 2017, and December 31, 2016, the effects of these derivative instruments resulted in $15 million of net gains, $19 million of net losses, and $25 million of net gains, respectively, recognized in other income (loss), net on our consolidated financial statements. We offset the gains and losses on our foreign currency forward contracts with gains and losses related to our intercompany loans and transactions, such that there is a negligible effect to net income.
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
Management's Report on Internal Control Over Financial Reporting.
Management's Report on Internal Control Over Financial Reporting is included in Part IV, Item 15 of this annual report.
Attestation Report of Independent Registered Public Accounting Firm.
The Attestation Report of Independent Registered Public Accounting Firm is included in Part IV, Item 15 of this annual report.
Changes in Internal Control.
We are in the process of integrating Two Roads into our overall internal control over financial reporting process.
Except as described above, there has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company implemented internal controls to ensure the Company adequately evaluated the contracts and properly assessed the impact of the new accounting standards related to revenue recognition on the Company's financial statements to facilitate the adoption on January 1, 2018. There were no significant changes to the Company's internal control over financial reporting due to the adoption of the new standards.
The scope of management's assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations except for Two Roads as it was acquired on November 30, 2018. This exclusion is in accordance with the SEC staff's general guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment for one year following the acquisition. The business that we acquired in the Two Roads transaction represented approximately 8% of the Company's total assets as of December 31, 2018. The revenues and net income from this business for the year ended December 31, 2018 were not significant.
Item 9B.    Other Information.
None

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance.
The information required by this Item 10 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2018 pursuant to Regulation 14A under the Exchange Act in connection with our 2019 Annual Meeting of Stockholders.
Information required by this Item 10 appears under the captions: "CORPORATE GOVERNANCE—PROPOSAL 1— ELECTION OF DIRECTORS," "CORPORATE GOVERNANCE—OUR BOARD OF DIRECTORS," "CORPORATE GOVERNANCE," "CORPORATE GOVERNANCE—COMMITTEES OF THE BOARD OF DIRECTORS—Nominating and Corporate Governance Committee," "STOCK—SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," and "CORPORATE GOVERNANCE—COMMITTEES OF THE BOARD OF DIRECTORS—Audit Committee" in the definitive proxy statement. See Part I, "Executive Officers of the Registrant" of this annual report for information regarding executive officers of the Company.
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
The information required by this Item 11 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2018 pursuant to Regulation 14A under the Exchange Act in connection with our 2019 Annual Meeting of Stockholders.
Information related to this Item 11 appears under the captions: "EXECUTIVE COMPENSATION," "CORPORATE GOVERNANCE—COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "CORPORATE GOVERNANCE—COMPENSATION OF DIRECTORS," "CORPORATE GOVERNANCE—COMPENSATION COMMITTEE REPORT," and "CORPORATE GOVERNANCE—COMMITTEES OF THE BOARD OF DIRECTORS— Compensation Committee—Compensation Risk Considerations" in the definitive proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2018 pursuant to Regulation 14A under the Exchange Act in connection with our 2019 Annual Meeting of Stockholders.
Information related to this Item 12 appears under the caption "STOCK—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the definitive proxy statement.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information at December 31, 2018 about Class A common stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	4,893,341	(1)	$50.71	(2)	4,349,422	(3)
Equity Compensation Plans Not Approved by Security Holders	—		—		1,469,195	(4)
Total	4,893,341		$50.71		5,818,617
(1) Includes (a) Stock Appreciation Rights ("SARs") to purchase 3,569,014 shares of Class A common stock issued under the LTIP with a weighted-average exercise price of $50.71 (calculated on a one-for-one basis), (b) 1,305,082 shares of Class A common stock to be issued or retained, as applicable, upon the vesting of Restricted Stock Units ("RSUs") and Performance Share Units ("PSUs") issued under the LTIP for which no exercise price will be paid (assuming maximum payout of PSU awards), and (c) 19,245 shares of Class A common stock issued pursuant to the ESPP in connection with the October 2018 to December 2018 purchase period (which shares will be issued in January 2019).
(2) The calculation of weighted-average exercise price only includes outstanding SARs.
(3) Includes (a) 3,932,815 shares of Class A common stock that remain available for issuance under the LTIP and (b) 416,607 shares of Class A common stock that remain available for issuance pursuant to the ESPP.
(4) Includes (a) 1,169,195 shares of Class A common stock that remain available for issuance pursuant to the DCP and (b) 300,000 shares of Class A common stock that remain available for issuance pursuant to the FRP.
The DCP provides eligible participants employed in the United States with the opportunity to defer a portion of their compensation and receive employer contributions. Compensation deferred under the DCP as well as employer contributions, if any, are credited to a participant's account under the DCP and are held in a rabbi trust on behalf of the participants. A participant may direct the investment of funds in such participant's account in certain investment funds. In 2010, certain participants were offered a one-time election to have up to 15% of certain fully vested and nonforfeitable accounts invested in Class A common stock (with the account balances calculated as of June 1, 2010). In connection with such elections, 30,805 shares of Class A common stock were issued to the trustee of the DCP. The number of shares of Class A common stock to be allocated to each electing participant's account was determined by dividing the dollar amount of such participant's elected percentage of such participant's account balance by the closing price of Class A common stock on June 2, 2010. The shares of Class A common stock held in such accounts are held in the trust on behalf of the participant until distributed upon termination of employment. Participants' accounts under the DCP generally are distributed in cash. However, the portion of the participant's account invested in Class A common stock will be distributed in shares of Class A common stock. The material terms of the FRP are the same as the material terms of the DCP. Participants in the FRP are employees located outside of the United States. Participants in the FRP have not been given an election to invest their accounts in Class A common stock due to international securities law considerations. However, the board of directors has reserved 300,000 shares of Class A common stock for issuance under the FRP in the event that participants in the FRP are given such an election in the future.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2018 pursuant to Regulation 14A under the Exchange Act in connection with our 2019 Annual Meeting of Stockholders.
Information related to this Item 13 appears under the captions: "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" and "CORPORATE GOVERNANCE—DIRECTOR INDEPENDENCE" in the definitive proxy statement.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2018 pursuant to Regulation 14A under the Exchange Act in connection with our 2019 Annual Meeting of Stockholders.

Information related to this Item 14 appears under the caption "INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in the definitive proxy statement.

Part IV

Item 15.	Exhibits and Financial Statement Schedule.
The following documents are filed as part of this annual report.

(a)	Financial Statements
The following consolidated financial statements are included in this annual report on the pages indicated:

(b)	Financial Statement Schedule
The following financial statement schedule is included in this annual report on the page indicated:

Page
Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2018, December 31, 2017, and December 31, 2016	SCHII-1

(c)	Exhibits
The Exhibit Index follows Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2018, December 31, 2017, and December 31, 2016 and is incorporated herein by reference.

Item 16.	Form 10-K Summary.
Omitted at registrant's option.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYATT HOTELS CORPORATION

	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer

Date: February 14, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Mark S. Hoplamazian	President, Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2019
Mark S. Hoplamazian
/s/ Joan Bottarini	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 14, 2019
Joan Bottarini
/s/ Bradley O'Bryan	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 14, 2019
Bradley O'Bryan
/s/ Thomas J. Pritzker	Executive Chairman of the Board	February 14, 2019
Thomas J. Pritzker
/s/ Paul D. Ballew	Director	February 14, 2019
Paul D. Ballew
/s/ Susan D. Kronick	Director	February 14, 2019
Susan D. Kronick
/s/ Mackey J. McDonald	Director	February 14, 2019
Mackey J. McDonald
/s/ Cary D. McMillan	Director	February 14, 2019
Cary D. McMillan
/s/ Pamela M. Nicholson	Director	February 14, 2019
Pamela M. Nicholson
/s/ Jason Pritzker	Director	February 14, 2019
Jason Pritzker
/s/ Michael A. Rocca	Director	February 14, 2019
Michael A. Rocca
/s/ Richard C. Tuttle	Director	February 14, 2019
Richard C. Tuttle
/s/ James H. Wooten, Jr.	Director	February 14, 2019
James H. Wooten, Jr.

MANAGEMENT'S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Hyatt Hotels Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Hyatt Hotels Corporation's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Hyatt Hotels Corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Hyatt Hotels Corporation are being made only in accordance with authorizations of Hyatt Hotels Corporation's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets of Hyatt Hotels Corporation that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of Hyatt Hotels Corporation's internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that Hyatt Hotels Corporation maintained effective internal control over financial reporting as of December 31, 2018.
The scope of managements' assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations except for Two Roads as it was acquired on November 30, 2018. This exclusion is in accordance with the SEC staff's general guidance that an assessment of a recently acquired business may be omitted from the scope of management's assessment for one year following the acquisition. The business that we acquired in the Two Roads transaction represented approximately 8% of the Company's total assets as of December 31, 2018. The revenues and net income from this business for the year ended December 31, 2018 were not significant.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Hyatt Hotels Corporation's internal control over financial reporting as of December 31, 2018. That report is included in Item 15 of this Annual Report on Form  10-K.

/s/ Mark S. Hoplamazian
Mark S. Hoplamazian President & Chief Executive Officer

/s/ Joan Bottarini
Joan Bottarini Executive Vice President, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Hyatt Hotels Corporation
Chicago, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hyatt Hotels Corporation and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers on January 1, 2018 due to the full retrospective adoption of FASB Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) and related ASUs.
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
February 14, 2019

We have served as the Company's auditor since 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Hyatt Hotels Corporation
Chicago, Illinois

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Hyatt Hotels Corporation and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2018, of the Company and our report dated February 14, 2019, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph related to the Company's change in method of accounting for revenue from contracts with customers on January 1, 2018 due to the full retrospective adoption of FASB Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) and related ASUs.
As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Two Roads Hospitality LLC, which was acquired by the Company on November 30, 2018 and whose financial statements constitute approximately 8% of total assets and immaterial revenues and net income of the consolidated financial statement amounts as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at Two Roads Hospitality LLC.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
February 14, 2019

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2018, December 31, 2017, and December 31, 2016
(In millions of dollars, except per share amounts)

	2018	2017	2016
REVENUES:
Owned and leased hotels	$1,918	$2,184	$2,097
Management, franchise, and other fees	552	498	441
Amortization of management and franchise agreement assets constituting payments to customers	(20)	(18)	(16)
Net management, franchise, and other fees	532	480	425
Other revenues	48	36	12
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	1,956	1,762	1,731
Total revenues	4,454	4,462	4,265
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	1,446	1,664	1,597
Depreciation and amortization	327	348	326
Other direct costs	48	31	17
Selling, general, and administrative	320	377	315
Costs incurred on behalf of managed and franchised properties	1,981	1,782	1,742
Direct and selling, general, and administrative expenses	4,122	4,202	3,997
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	(11)	45	17
Equity earnings from unconsolidated hospitality ventures	8	219	67
Interest expense	(76)	(80)	(76)
Gains (losses) on sales of real estate	772	236	(6)
Asset impairments	(25)	—	—
Other income (loss), net	(49)	42	12
INCOME BEFORE INCOME TAXES	951	722	282
PROVISION FOR INCOME TAXES	(182)	(332)	(76)
NET INCOME	769	390	206
NET INCOME AND ACCRETION ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(1)	—
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$769	$389	$206
EARNINGS PER SHARE—Basic
Net income	$6.79	$3.13	$1.55
Net income attributable to Hyatt Hotels Corporation	$6.79	$3.12	$1.55
EARNINGS PER SHARE—Diluted
Net income	$6.68	$3.09	$1.53
Net income attributable to Hyatt Hotels Corporation	$6.68	$3.08	$1.53

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2018, December 31, 2017, and December 31, 2016
(In millions of dollars)

	2018	2017	2016
Net income	$769	$390	$206
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (benefit) expense of $(1), $1, and $- for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively	52	56	(42)
Unrecognized pension cost, net of tax expense of $1, $-, and $- for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively	2	—	—
Unrealized gains (losses) on available-for-sale debt securities, net of tax expense of $- for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively, and unrealized gains (losses) on available-for-sale equity securities, net of tax expense (benefit) of $23 and $(4) for the years ended December 31, 2017 and December 31, 2016, respectively	—	35	(6)
Unrealized gains (losses) on derivative activity, net of tax expense of $-, $-, and $1 for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively	(1)	1	1
Other comprehensive income (loss)	53	92	(47)
COMPREHENSIVE INCOME	822	482	159
COMPREHENSIVE INCOME AND ACCRETION ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(1)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$822	$481	$159

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2018 and December 31, 2017
(In millions of dollars, except share and per share amounts)

	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$570	$503
Restricted cash	33	234
Short-term investments	116	49
Receivables, net of allowances of $26 and $21 at December 31, 2018 and December 31, 2017, respectively	427	350
Inventories	14	14
Prepaids and other assets	149	153
Prepaid income taxes	36	24
Total current assets	1,345	1,327
Investments	233	212
Property and equipment, net	3,608	4,034
Financing receivables, net of allowances	13	19
Goodwill	283	150
Intangibles, net	628	305
Deferred tax assets	180	141
Other assets	1,353	1,384
TOTAL ASSETS	$7,643	$7,572
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$11	$11
Accounts payable	151	136
Accrued expenses and other current liabilities	361	352
Current contract liabilities	388	348
Accrued compensation and benefits	150	145
Total current liabilities	1,061	992
Long-term debt	1,623	1,440
Long-term contract liabilities	442	424
Other long-term liabilities	840	863
Total liabilities	3,966	3,719
Commitments and contingencies (see Note 15)
Redeemable noncontrolling interest in preferred shares of a subsidiary	—	10
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of December 31, 2018 and December 31, 2017	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 39,507,817 issued and outstanding at December 31, 2018, and Class B common stock, $0.01 par value per share, 399,110,240 shares authorized, 67,115,828 shares issued and outstanding at December 31, 2018. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 48,231,149 issued and outstanding at December 31, 2017, and Class B common stock, $0.01 par value per share, 402,748,249 shares authorized, 70,753,837 shares issued and outstanding at December 31, 2017	1	1
Additional paid-in capital	50	967
Retained earnings	3,819	3,054
Accumulated other comprehensive loss	(200)	(185)
Total stockholders' equity	3,670	3,837
Noncontrolling interests in consolidated subsidiaries	7	6
Total equity	3,677	3,843
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY	$7,643	$7,572
See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018, December 31, 2017, and December 31, 2016
(In millions of dollars)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$769	$390	$206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	327	348	326
Amortization of share awards	28	32	26
Deferred income taxes	(33)	56	(12)
Impairment of assets	47	—	—
Equity earnings from unconsolidated hospitality ventures	(8)	(219)	(67)
Amortization of management and franchise agreement assets constituting payments to customers	20	18	16
(Gains) losses on sales of real estate	(772)	(236)	6
Realized losses, net	3	41	4
Distributions from unconsolidated hospitality ventures	17	29	35
Other	22	3	(42)
Increase (decrease) in cash attributable to changes in assets and liabilities
Receivables, net	14	(37)	(14)
Inventories	—	12	2
Prepaid income taxes	(5)	14	21
Accounts payable, accrued expenses, and other current liabilities	(80)	102	7
Accrued compensation and benefits	6	22	7
Other long-term liabilities	51	53	34
Other, net	(65)	(41)	(93)
Net cash provided by operating activities	341	587	462
(Continued)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018, December 31, 2017, and December 31, 2016
(In millions of dollars)

	2018	2017	2016
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	$(665)	$(469)	$(464)
Proceeds from marketable securities and short-term investments	624	480	457
Contributions to equity method and other investments	(60)	(89)	(107)
Return of equity method and other investments	51	425	132
Acquisitions, net of cash acquired	(678)	(259)	(492)
Capital expenditures	(297)	(298)	(211)
Issuance of financing receivables	(2)	—	(38)
Proceeds from financing receivables	—	—	38
Proceeds from sales of real estate, net of cash disposed	1,382	663	289
Pre-condemnation proceeds	7	15	—
Other investing activities	12	(11)	24
Net cash provided by (used in) investing activities	374	457	(372)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, net of issuance costs of $4, $-, and $4, respectively	416	670	620
Repayments of debt	(231)	(782)	(438)
Repurchase of common stock	(946)	(743)	(272)
Proceeds from redeemable noncontrolling interest in preferred shares in a subsidiary	—	9	—
Repayments of redeemable noncontrolling interest in preferred shares in a subsidiary	(10)	—	—
Dividends paid	(68)	—	—
Other financing activities	(11)	(12)	(6)
Net cash used in financing activities	(850)	(858)	(96)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	5	(7)	12
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(130)	179	6
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—BEGINNING OF YEAR	752	573	567
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—END OF PERIOD	$622	$752	$573
(Continued)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018, December 31, 2017, and December 31, 2016
(In millions of dollars)

Supplemental disclosure of cash flow information:

	2018	2017	2016
Cash and cash equivalents	$570	$503	$482
Restricted cash (see Note 2)	33	234	76
Restricted cash included in other assets (see Note 2)	19	15	15
Total cash, cash equivalents, and restricted cash	$622	$752	$573

	2018	2017	2016
Cash paid during the period for interest	$73	$80	$75
Cash paid during the period for income taxes	$292	$175	$95
Non-cash investing and financing activities are as follows:
Non-cash contributions to equity method investments (see Note 4, Note 15)	$61	$5	$13
Non-cash issuance of financing receivables (see Note 6, Note 7)	$45	$—	$—
Change in accrued capital expenditures	$13	$9	$2
Non-cash management and franchise agreement assets constituting payments to customers	$—	$3	$47
Contingent liability (see Note 7)	$57	$—	$—

(Concluded)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2018, December 31, 2017, and December 31, 2016
(In millions of dollars)

	Total	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (1)	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries
BALANCE—January 1, 2016	$4,165	$1	$1,931	$2,459	$(230)	$4
Total comprehensive income	159	—	—	206	(47)	—
Contributions from noncontrolling interests	1	—	—	—	—	1
Repurchase of common stock	(272)	—	(272)	—	—	—
Directors compensation	2	—	2	—	—	—
Employee stock plan issuance	3	—	3	—	—	—
Share-based payment activity	22	—	22	—	—	—
BALANCE—December 31, 2016	$4,080	$1	$1,686	$2,665	$(277)	$5
Total comprehensive income	481	—	—	389	92	—
Contributions from noncontrolling interests	1	—	—	—	—	1
Repurchase of common stock	(743)	—	(743)	—	—	—
Directors compensation	2	—	2	—	—	—
Employee stock plan issuance	4	—	4	—	—	—
Share-based payment activity	18	—	18	—	—	—
BALANCE—December 31, 2017	$3,843	$1	$967	$3,054	$(185)	$6
Effect of the adoption of ASU 2016-01 and ASU 2016-16 (see Note 2)	(4)	—	—	64	(68)	—
BALANCE—January 1, 2018	$3,839	$1	$967	$3,118	$(253)	$6
Total comprehensive income	822	—	—	769	53	—
Contributions from noncontrolling interests	1	—	—	—	—	1
Repurchase of common stock	(946)	—	(946)	—	—	—
Directors compensation	2	—	2	—	—	—
Employee stock plan issuance	5	—	5	—	—	—
Share-based payment activity	22	—	22	—	—	—
Cash dividends (see Note 16)	(68)	—	—	(68)	—	—
BALANCE—December 31, 2018	$3,677	$1	$50	$3,819	$(200)	$7
(1) Includes cumulative adjustments of $312 million, $172 million, and $170 million for the years ended December 31, 2017 and December 31, 2016, and at January 1, 2016, respectively, as a result of the adoption of ASU 2014-09 as of January 1, 2016 (see Note 2).

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, unless otherwise indicated)

1.     ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively "Hyatt Hotels Corporation") provide hospitality and other services on a worldwide basis through the development, ownership, operation, management, franchising, and licensing of hospitality and wellness related businesses. We develop, own, operate, manage, franchise, license, or provide services to a portfolio of properties consisting of full service hotels, select service hotels, resorts, and other properties, including branded spas and fitness studios, and timeshare, fractional, and other forms of residential, vacation, and condominium ownership units. At December 31, 2018, (i) we operated or franchised 419 full service hotels, comprising 148,176 rooms throughout the world, (ii) we operated or franchised 424 select service hotels, comprising 60,031 rooms, of which 368 hotels are located in the United States, and (iii) our portfolio of properties included 6 franchised all-inclusive Hyatt-branded resorts, comprising 2,401 rooms, and 3 wellness resorts, comprising 410 rooms. At December 31, 2018, our portfolio of properties operated in 60 countries around the world. Additionally, through strategic relationships, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and which operate under other tradenames or marks owned by such hotel or licensed by third parties.
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
Revenue Recognition—Our revenues are primarily derived from the products and services provided to our customers and are generally recognized when control of the product or service has transferred to the customer. Our customers include third-party hotel owners, guests at owned and leased hotels and spa and fitness centers, and a third-party partner through our co-branded credit card program. A summary of our revenue streams is as follows:

•
Owned and leased hotels revenues—Owned and leased hotels revenues are derived from room rentals and services provided at our owned and leased hotels. We present revenues net of sales, occupancy, and other taxes. Taxes collected on behalf of and remitted to governmental taxing authorities are excluded from the transaction price of the underlying products and services.

•
Management, franchise, and other fees—Management fees primarily consist of a base fee, which is generally calculated as a percentage of gross revenues, and an incentive fee, which is generally computed based on a hotel profitability measure. Included within the aforementioned management fees are royalty fees that we earn in exchange for providing access to Hyatt's intellectual property ("IP"). Franchise fees consist of an initial fee and ongoing royalty fees computed as a percentage of gross room revenues and, as applicable, food and beverage revenues. Other fees include license fee revenues associated with the licensing of the Hyatt brand names through our co-branded credit card program.

•
Net management, franchise, and other fees—Management, franchise, and other fees are reduced by the amortization of management and franchise agreement assets constituting payments to customers. Consideration provided to customers is recognized in other assets and amortized over the expected customer life, which is typically the initial term of the management or franchise agreement.

•	Other revenues—Other revenues include revenues from the sale of promotional awards through our co-branded credit cards and spa and fitness revenues from Exhale.

•
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties—Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties represent the reimbursement of costs incurred on behalf of the owners of properties. These costs relate primarily to payroll costs at managed properties where we are the employer, cost associated with sales, reservations, technology, and marketing services (collectively, "system-wide services"), and the cost of the loyalty program operated on behalf of owners.

The products and services we offer to our customers are comprised of the following performance obligations:
Management and franchise agreements

•
License to Hyatt's IP, including the Hyatt brand names—We receive variable consideration from third-party hotel owners in exchange for providing access to our IP, including the Hyatt brand names. The license represents a license of symbolic IP and in exchange for providing the license, Hyatt receives sales-based royalty fees. Fees are generally payable on a monthly basis as the third-party hotel owners derive value from access to our IP. Royalty fees are recognized over time as services are rendered. Under our franchise agreements, we also receive initial fees from third-party hotel owners. The initial fees do not represent a distinct performance obligation and, therefore, are combined with the royalty fees and deferred and recognized through management, franchise, and other fees over the expected customer life, which is typically the initial term of the franchise agreement.

•
System-wide services—We provide system-wide services on behalf of owners of managed and franchised properties. The promise to provide system-wide services is not a distinct performance obligation because it is attendant to the license of our IP. Therefore, the promise to provide system-wide services is combined with the license of our IP to form a single performance obligation. We have two accounting models depending on the terms of the agreements:

•
Cost reimbursement model—Third-party hotel owners are required to reimburse us for all costs incurred to operate the system-wide programs with no added margin. The reimbursements are recognized over time within revenues for the reimbursement of costs incurred on behalf of managed and franchised properties. We have discretion over how we spend program revenues and, therefore, we are the principal. Expenses incurred related to the system-wide programs are recognized within costs incurred on behalf of managed and franchised properties. The reimbursement of system-wide services is billed monthly based upon an annual estimate of costs to be incurred and recognized as revenue commensurate with incurring the cost. To the extent that actual costs vary from estimated costs, a true-up billing or refund is issued to the hotels. Any amounts collected and not yet recognized as revenues are deferred and classified as contract liabilities. Any costs incurred in excess of revenues collected are classified as receivables.

•
Fund model—Third-party hotel owners are invoiced a system-wide assessment fee primarily based on a percentage of hotel revenues on a monthly basis. We recognize the revenues over time as services are provided through revenues for the reimbursement of costs incurred on behalf of managed and franchised properties. We have discretion over how we spend program revenues and, therefore, we are the principal. Expenses related to the system-wide programs are recognized as incurred through costs incurred on behalf of managed and franchised properties. Over time, we manage the system-wide programs to break-even, but the timing of the revenue received from the owners may not align with the timing of the expenses to operate the programs. Therefore, the difference between the revenues and expenses may impact our net income.

•
Hotel management agreement services—Under the terms of our management agreements, we provide hotel management agreement services, which form a single performance obligation that qualifies as a series. In exchange, we receive variable consideration in the form of management fees, which are comprised of base and incentive fees. Incentive fees are typically subject to the achievement of certain profitability targets, and therefore, we apply judgment in determining the amount of incentive fees recognized each period. Incentive fees revenue is recognized to the extent it is probable that we will not reverse a significant portion of the fees in a subsequent period. We rely on internal financial forecasts and historical trends to estimate the amount of incentive fees revenue recognized and the probability that incentive fees will reverse in the future. Generally, base management fees are due and payable on a monthly basis as services are provided, and incentive fees are due and payable based on the terms of the agreement, but at a minimum, incentive fees are billed and collected annually. Revenue is recognized over time as services are rendered.

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

•
Loyalty program administration—We administer the loyalty program for the benefit of Hyatt's portfolio of properties during the period of their participation in the loyalty program. Under the program, members earn loyalty points that can be redeemed for future products and services. Points earned by loyalty program members represent a material right to free or discounted goods or services in the future.
The loyalty program has one performance obligation that consists of marketing and managing the program and arranging for award redemptions by members. The costs of administering the loyalty program are charged to the properties through an assessment fee based on members' qualified expenditures. The assessment fee is billed and collected monthly, and the revenue received by the program is deferred until a member redeems points. Upon redemption of points at managed and franchised properties, we recognize the previously deferred revenue through revenues for the reimbursement of costs incurred on behalf of managed and franchised properties, net of redemption expense paid to managed and franchised hotels. We are responsible for arranging for the redemption of promotional awards, but we do not directly fulfill the award night obligation except at owned and leased hotels. Therefore, we are the agent with respect to this performance obligation for managed and franchised hotels, and we are the principal with respect to owned and leased hotels. In relation to the loyalty program, a portion of our owned and leased hotels revenues is deferred upon initial stay as points are earned by program members at owned or leased hotels, and revenues are recognized upon redemption at owned or leased hotels.
We actuarially determine the amount to recognize as revenue based on statistical formulas that estimate the timing of future point redemptions based on historical experience. The revenue recognized each period includes an estimate of the loyalty points that will eventually be redeemed and includes an estimate of breakage for the loyalty points that will not be redeemed. Determining breakage involves significant judgment, and we engage third-party actuaries to estimate the ultimate redemption ratios used in the breakage calculations and the amount of revenue recognized upon redemption. Changes to the expected ultimate redemption assumptions are reflected in the current period. Any revenues in excess of the anticipated future redemptions are used to fund the other operational expenses of the program.
Room rentals and other services provided at owned and leased hotels
We provide room rentals and other services to our guests, including but not limited to spa, laundry, and parking. These products and services each represent individual performance obligations and, in exchange for these services, we receive fixed amounts based on published rates or negotiated contracts. Payment is due in full at the time the services are rendered or the goods are provided. If a guest enters into a package including multiple goods or services, the fixed price is allocated to each distinct good or service based on the stand-alone selling price for each item. Revenue is recognized over time when we transfer control of the good or service to the customer. Room rental revenue is recognized on a daily basis as the guest occupies the room, and revenue related to other products and services is recognized when the product or service is provided to the guest.
Hotels commonly enter into arrangements with online travel agencies, trade associations, and other entities. As part of these arrangements, Hyatt may pay the other party a commission or rebate based on the revenue generated through that channel. The determination of whether to recognize revenues gross or net of rebates and commission is made based on the terms of each contract.
Spa and fitness services
Exhale spa and fitness studios provide guests with spa and fitness services as well as retail products in exchange for fixed consideration. Each spa and fitness service represents an individual performance obligation. Payment is due in full and revenue is recognized at the point in time the services are rendered or the products are provided to the customer. If a guest purchases a spa or fitness package, the fixed price is allocated to each distinct product or service based on the published stand-alone selling price for each item.
Co-branded credit cards
We have a co-branded credit card agreement with a third party and under the terms of the agreement, we have various performance obligations: granting a license to the Hyatt name, arranging for the fulfillment of points issued to cardholders through the loyalty program, and awarding cardholders with free room nights upon achievement of certain program milestones. The loyalty points and free room nights represent material rights that can be redeemed for free or discounted services in the future.
In exchange for the products and services provided, we receive fixed and variable consideration which is allocated between the performance obligations based upon the relative stand-alone selling prices. Significant judgment is involved in determining the relative stand-alone selling prices, and therefore, we engaged a third-party valuation specialist to assist us. We utilize a relief from royalty method to determine the revenue allocated to the license, which is recognized over time as the licensee derives value from access to Hyatt's brand names. We utilize observable transaction prices and adjusted market assumptions to determine the stand-alone selling price of a loyalty point, and we utilize a cost plus margin approach to determine the stand-alone selling price of the free room nights. The revenues allocated to loyalty program points and free night awards are deferred and recognized upon redemption or expiration of a card member's promotional awards, net of redemption expense, as we are deemed to be the agent in the transaction. We are responsible for arranging for the redemption of promotional awards, but we do not directly fulfill the award night obligation except at owned and leased hotels. Therefore, we are the agent for managed and franchised hotels, and we are the principal with respect to owned and leased hotels. When loyalty points and free nights are redeemed at owned and leased hotels, we recognize revenue through owned and leased hotels revenues.
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
For each performance obligation satisfied over time, we recognize revenue using an output method based on the value transferred to the customer. Revenue is recognized based on the transaction price and the observable outputs related to each performance obligation. We deem the following to be a faithful depiction of our progress in satisfying these performance obligations:

•	revenues and operating profits earned by the hotels during the reporting period for access to Hyatt's IP, as it is indicative of the value third-party owners derive;

•	revenues and operating profits of the hotels for the promise to provide management agreement services to the hotels;

•	award night redemptions for the administration of the loyalty program performance obligation; and

•	cardholder spend for the license to the Hyatt name through our co-branded credit cards, as it is indicative of the value our partner derives from the use of our name.
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
We have applied the practical expedient that permits the omission of prior-period information about revenue allocated to future performance obligations.
Contract Balances—Our payments from customers are based on the billing terms established in our contracts. Customer billings are classified as accounts receivable when our right to consideration is unconditional. If our right to consideration is conditional on future performance under the contract, the balance is classified as a contract asset. Due to certain profitability hurdles in our management agreements, incentive fees are considered contract assets until the risk related to the achievement of the profitability metric no longer exists. Once the profitability hurdle has been met, the incentive fee receivable balance will be reflected within accounts receivable. Contract assets are included in receivables, net on our consolidated balance sheets. Payments received in advance of performance under the contract are classified as current or long-term contract liabilities on our consolidated balance sheets and are recognized as revenue as we perform under the contract.
Cash Equivalents—We consider all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents.
Restricted Cash—We had restricted cash of $33 million and $234 million at December 31, 2018 and December 31, 2017, respectively, which includes:

•
$16 million and $12 million, respectively, related to debt service on bonds acquired in connection with the acquisition of the entity that owned Grand Hyatt San Antonio (see Note 10); in addition, we have $12 million and $11 million, respectively, recorded in other assets;

•	$9 million related to our captive insurance subsidiary for minimum capital and surplus requirements in accordance with local insurance regulations (see Note 15); and

•	$207 million at December 31, 2017 related to sale proceeds from the disposition of Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch pursuant to a like-kind exchange (see Note 7);
The remaining restricted cash balances of $8 million and $6 million at December 31, 2018 and December 31, 2017, respectively, relate to escrow deposits and other arrangements. These amounts are invested in interest-bearing accounts.
Equity Method Investments—We have investments in unconsolidated hospitality ventures accounted for under the equity method. These investments are an integral part of our business and are strategically and operationally important to our overall results. When we receive a distribution from an investment, we determine whether it is a return on our investment or a return of our investment based on the underlying nature of the distribution. We assess investments in unconsolidated hospitality ventures for impairment quarterly. When there is indication a loss in value has occurred, we evaluate the carrying value in comparison to the estimated fair value of the investment. Fair value is based upon internally developed discounted cash flow models, third-party appraisals, and if appropriate, current estimated net sales proceeds from pending offers. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future cash flows, the discount rate, and the capitalization rate assumptions. Our estimates of projected future cash flows are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of our routine, long-term planning process. If the estimated fair value is less than carrying value, we use our judgment to determine if the decline in value is other than temporary. In determining this, we consider factors including, but not limited to, the length of time and extent of the decline, loss of value as a percentage of the cost, financial condition and near-term financial projections, our intent and ability to recover the lost value, and current economic conditions. Impairments deemed other than temporary are charged to equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income. For additional information about equity method investments, see Note 4.
Debt and Equity Securities—Excluding equity securities classified as equity method investments, debt and equity securities consist of various investments:

•
Equity securities consist of interest-bearing money market funds, mutual funds, common shares, and preferred shares. Equity securities with a readily determinable fair value are recorded at fair value on our consolidated balance sheets based on listed market prices or dealer quotations where available. Equity securities without a readily determinable fair value are recognized at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Net gains and losses, both realized and unrealized, on equity securities are recognized in other income (loss), net on our consolidated statements of income.

•
Debt securities include preferred shares, time deposits, and fixed income securities, including U.S. government obligations, obligations of other government agencies, corporate debt, mortgage-backed and asset-backed securities, and municipal and provincial notes and bonds. Debt securities are classified as either trading, available-for-sale ("AFS"), or held-to-maturity ("HTM").

•
Trading securities—recognized at fair value based on listed market prices or dealer price quotations, where available. Net gains and losses, both realized and unrealized, on trading securities are recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts or other income (loss), net, depending on the nature of the investment, on our consolidated statements of income.

•
AFS securities—recognized at fair value based on listed market prices or dealer price quotations, where available. Unrealized gains and losses on AFS debt securities are recognized in accumulated other comprehensive loss on our consolidated balance sheets. Realized gains and losses on debt securities are recognized in other income (loss), net on our consolidated statements of income.

•	HTM securities—debt security investments which we have the ability to hold until maturity and are recorded at amortized cost.
AFS and HTM securities are assessed for impairment quarterly. To determine if an impairment is other than temporary for debt securities, we consider the duration and severity of the loss position, the strength of the underlying collateral, the term to maturity, credit rating, and our intent to sell. For debt securities that are deemed other than temporarily impaired and there is no intent to sell, impairments are separated into the amount related to the credit loss, which is typically recognized in other income (loss), net on our consolidated statements of income and the amount related to all other factors, which is recorded in accumulated other comprehensive loss on our consolidated balance sheets. For debt securities that are deemed other than temporarily impaired and there is intent to sell, impairments in their entirety are recognized on our consolidated statements of income. For additional information about debt and equity securities, see Note 4.
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
Financing Receivables—Financing receivables represent contractual rights to receive money either on demand or on fixed or determinable dates and are recognized on our consolidated balance sheets at amortized cost. We recognize interest income as earned and provide an allowance for cancellations and defaults. Our financing receivables are composed of individual unsecured loans and other types of unsecured financing arrangements provided to hotel owners. These financing receivables generally have stated maturities and interest rates, however, the repayment terms vary and may be dependent upon future cash flows of the hotel.
On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity. We determine our financing to hotel owners to be non-performing if interest or principal is greater than 90 days past due based on the contractual terms of the individual financing receivables, if an impairment charge is recognized for a loan, or if a provision is established for our other financing arrangements. If we consider a financing receivable to be non-performing, we place the financing receivable on non-accrual status.
We individually assess all loans within financing receivables for impairment quarterly. This assessment is based on an analysis of several factors including current economic conditions and industry trends, as well as the specific risk characteristics of these loans including capital structure, loan performance, market factors, and the underlying hotel performance. When it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the individual loan agreement or if projected future cash flows available for repayment of unsecured receivables indicate there is a collection risk, we measure the impairment based on the present value of projected future cash flows discounted at the loan's effective interest rate. For impaired loans, we establish a specific loan loss reserve for the difference between the recorded investment in the loan and the estimated fair value.
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
We recognize interest income when received for impaired loans and financing receivables on non-accrual status which is recognized in other income (loss), net in our consolidated statements of income. Accrual of interest income is resumed when the receivable becomes contractually current and collection doubts are removed. For additional information about financing receivables, see Note 6.
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
Inventories—Inventories are comprised of operating supplies and equipment that have a period of consumption of two years or less and food and beverage items at our owned and leased hotels which are generally valued at the lower of cost (first-in, first-out) or net realizable value.
Property and Equipment and Definite-Lived Intangible Assets—Property and equipment is stated at cost, including interest incurred during development and construction periods, less accumulated depreciation. Definite-lived intangible assets are recorded at the acquisition-date fair value, less accumulated amortization. Depreciation and amortization are recognized over the estimated useful lives of the assets, primarily on the straight-line method.

Useful lives assigned to property and equipment are as follows:

Buildings and improvements	10-50 years
Leasehold improvements	The shorter of the lease term or useful life of asset
Furniture and equipment	3-20 years
Computers	3-7 years
Useful lives assigned to definite-lived intangible assets are as follows:

Management and franchise agreement intangibles	Expected customer life, which is generally the initial term of the management or franchise agreement
Lease related intangibles	Lease term
Advanced booking intangibles	Period of the advanced bookings
We assess property and equipment and definite-lived intangible assets for impairment quarterly. When events or circumstances indicate the carrying amount may not be recoverable, we evaluate the net book value of the assets for impairment by comparison to the projected undiscounted future cash flows of the assets. The principal factor used in the undiscounted cash flow analysis requiring judgment is the projected future operating cash flows, which are based on historical data, various internal estimates, and a variety of external resources, and are developed as part of our routine, long-term planning process.
If the projected undiscounted future cash flows are less than the net book value of the assets, the fair value is determined based upon internally developed discounted cash flows of the assets, third-party appraisals or broker valuations, and if appropriate, current estimated net sales proceeds from pending offers. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows, the discount rates, and the capitalization rate assumptions. The excess of the net book value over the estimated fair value is recognized in asset impairments on our consolidated statements of income.
We evaluate the carrying value of our property and equipment and definite-lived intangible assets based on our plans, at the time, for such assets and consider qualitative factors such as future development in the surrounding area, status of local competition, and any significant adverse changes in the business climate. Changes to our plans, including a decision to dispose of or change the intended use of an asset, may have a material impact on the carrying value of the asset.
For additional information about property and equipment and definite-lived intangible assets, see Notes 5 and 8, respectively.
Acquisitions—We evaluate the facts and circumstances of each acquisition to determine whether the transaction should be accounted for as an asset acquisition or a business combination.
Under the supervision of management, independent third-party valuation specialists estimate the fair value of the assets or businesses acquired using various recognized valuation methods including the income approach, cost approach, relief from royalty approach, and sales comparison approach, which are primarily based on Level Three assumptions. Assumptions utilized in determining the fair value under these approaches include, but are not limited to, historical financial results when applicable, projected cash flows, discount rates, capitalization rates, royalty rates, current market conditions, likelihood of contract renewals, and comparable transactions. In a business combination, the fair value is allocated to tangible assets and liabilities and identifiable intangible assets, with any remaining value assigned to goodwill, if applicable. In an asset acquisition, any difference between the consideration paid and the fair value of the assets acquired is allocated across the identified assets based on the relative fair value. When we acquire the remaining ownership interest in or the property from an unconsolidated hospitality venture in a step acquisition, we estimate the fair value of our equity interest using the assumed cash proceeds we would receive from sale to a third party at a market sales price, which is determined using the aforementioned fair value methodologies and assumptions.
The results of operations of properties or businesses have been included in our consolidated statements of income since their respective dates of acquisition. Assets acquired and liabilities assumed in acquisitions are recorded on our consolidated balance sheets at the respective acquisition dates based upon their estimated fair values (see Note 7). In business combinations, the purchase price allocations may be based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive final information, including appraisals and other analyses.

Acquisition-related costs incurred in conjunction with a business combination are recognized in other income (loss), net on our consolidated statements of income. In an asset acquisition, these costs are included in the total consideration paid and allocated to the acquired assets.
Goodwill—Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. As required, we evaluate goodwill for impairment annually during the fourth quarter of each year using balances at October 1 and at an interim date if indications of impairment exist. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount.
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
When determining fair value, we utilize internally developed discounted future cash flow models, third-party appraisals or broker valuations and, if appropriate, current estimated net sales proceeds from pending offers. Under the discounted cash flow approach, we utilize various assumptions requiring judgment, including projected future cash flows, discount rates, and capitalization rates. Our estimates of projected future cash flows are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of our routine, long-term planning process. We then compare the estimated fair value to our carrying value. If the carrying value is in excess of the fair value, we recognize an impairment charge in asset impairments on our consolidated statements of income based on the amount by which the reporting unit's carrying value exceeded its fair value, limited to the carrying amount of goodwill. For additional information about goodwill, see Note 8.
Indefinite-Lived Intangible Assets—We have certain brand and other indefinite-lived intangibles that were acquired through various business combinations. At the time of each respective acquisition, fair value was estimated using a relief from royalty methodology.
As required, we evaluate indefinite-lived intangible assets for impairment annually during the fourth quarter of each year using balances at October 1 and at an interim date if indications of impairment exist. We use the relief from royalty method to estimate the fair value. When determining fair value, we utilize internally developed discounted future cash flow models, which include various assumptions requiring judgment, including projected future cash flows and market royalty rates. Our estimates of projected cash flows are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of our routine, long-term planning process. We then compare the estimated fair value to our carrying value. If the carrying value is in excess of the fair value, we recognize an impairment charge in asset impairments on our consolidated statements of income. For additional information about indefinite-lived intangible assets, see Note 8.
Guarantees—We enter into performance guarantees related to certain hotels we manage. We also enter into debt repayment and other guarantees with respect to unconsolidated hospitality ventures, certain managed or franchised hotels, and other properties. We record a liability for the fair value of these guarantees at their inception date. In order to estimate the fair value, we use a Monte Carlo simulation to model the probability of possible outcomes. The valuation methodology requires that we make certain assumptions and judgments regarding: discount rates, volatility, hotel operating results, and hotel property sales prices. The fair value is not re-valued due to future changes in assumptions. The corresponding offset depends on the circumstances in which the guarantee was issued and is recorded to investments, other assets, or expense. We amortize the liability for the fair value of a guarantee into income over the term of the guarantee using a systematic and rational, risk-based approach. Guarantees related to our managed or franchised hotels and other properties are amortized into income in other income (loss), net in our consolidated statements of income. Guarantees related to our unconsolidated hospitality ventures are amortized into equity earnings (losses) from unconsolidated hospitality ventures in our consolidated statements of income. On a quarterly basis, we evaluate the likelihood of funding under a guarantee. To the extent we determine an obligation to fund is both probable and estimable based upon performance during the period, we record a separate contingent liability in other income (loss), net or equity earnings (losses) from unconsolidated hospitality ventures. For additional information about guarantees, see Note 15.
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

Fair Value—We apply the provisions of fair value measurement to various financial instruments, which we measure at fair value on a recurring basis, and to various financial and nonfinancial assets and liabilities, which we measure at fair value on a nonrecurring basis. We disclose the fair value of our financial assets and liabilities based on observable market information where available, or on market participant assumptions. These assumptions are subjective in nature, involve matters of judgment, and, therefore, fair values cannot always be determined with precision. When determining fair value, we maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of the fair value hierarchy are as follows:

•	Level One—Fair values based on unadjusted quoted prices in active markets for identical assets and liabilities;

•
Level Two—Fair values based on quoted market prices for similar assets and liabilities in active markets, quoted prices in inactive markets for identical assets and liabilities, and inputs other than quoted market prices that are observable for the asset or liability; and

•
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
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these items and their close proximity to maturity. The carrying value of restricted cash approximates fair value. The fair value of debt and equity securities is discussed in Note 4; the fair value of financing receivables is discussed in Note 6; the fair value of long-term debt is discussed in Note 10; and the fair value of our guarantee liabilities is discussed in Note 15. We recognize transfers in and transfers out of the levels of the fair value hierarchy as of the end of each quarterly reporting period.
Stock-Based Compensation—As part of our LTIP, we award SARs, RSUs, and PSUs to certain employees and directors:

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

We recognize the compensation expense for SARs on a straight-line basis from the date of grant through the requisite service period. The exercise price of these SARs is the fair value of our common stock at the grant date, based on a valuation of the Company prior to the IPO or the closing share price on the date of grant (as applicable). We recognize the effect of forfeitures for SARs as they occur.

•
RSUs—Each vested RSU will generally be settled by delivery of a single share of our Class A common stock and therefore is accounted for as an equity instrument. In certain situations, we also grant a limited number of cash-settled RSUs, which are recorded as a liability instrument. The cash-settled RSUs represent an insignificant portion of certain previous grants.

The value of the RSUs is based upon the fair value of our common stock at the grant date, based upon a valuation of the Company prior to IPO or the closing stock price of our Class A common stock for the December 2009 award and all subsequent awards. Awards issued prior to our November 2009 IPO are deferred in nature and will be settled once all tranches of the award have fully vested or otherwise as provided in the relevant agreements, while all awards issued in December 2009 and later will be settled as each individual tranche vests under the relevant agreements. We recognize compensation expense over the requisite service period of the individual grant and recognize the effect of forfeitures as they occur.

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

For additional information about stock-based compensation, see Note 17.
Loyalty Program—The loyalty program is funded through contributions from Hyatt's participating properties based on eligible revenues from loyalty program members and returns on marketable securities. The funds are used for the redemption of member awards and payment of operating expenses. Operating costs are expensed as incurred through costs incurred on behalf of managed and franchised properties.
The program invests amounts received from the properties in marketable securities which are included in other current and noncurrent assets (see Note 4). Deferred revenues related to the loyalty program are classified as current and long-term contract liabilities on our consolidated balance sheets (see Note 3). The costs of administering the loyalty program, including the estimated cost of award redemption, are charged to the participating properties based on members' qualified expenditures.
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
We adopted ASU 2014-09, and all related ASUs, utilizing the full retrospective transition method on January 1, 2018, which required us to adjust each prior reporting period presented. The adoption of ASU 2014-09 impacted the timing of the recognition of gains on sales of real estate subject to a long-term management agreement, and the associated impact to deferred tax assets, the classification of Contra revenue, and the timing of revenue recognition related to incentive fees. However, the new standard did not have a significant impact on incentive fee revenue on a full-year basis. The adoption of ASU 2014-09 also impacted the timing of revenue recognition related to the loyalty program and as a result of the change, we recognized a $116 million increase to the contract liability related to the loyalty program at January 1, 2018. Upon adoption of ASU 2014-09, we recognized a cumulative effect of a change in accounting principle through retained earnings, including a $523 million reclassification related to deferred gains at January 1, 2018. We also reclassified certain management and franchise agreement assets from intangibles, net to other assets and certain current and long-term liabilities to current and long-term contract liabilities.
Financial Instruments - Recognition, Measurement, Presentation, and Disclosure—In January 2016, the FASB released ASU 2016-01. ASU 2016-01 revised the accounting for equity investments, excluding those accounted for under the equity method, and the presentation and disclosure requirements for financial instruments. ASU 2016-01 superseded the guidance to classify equity securities with readily determinable fair values into different categories (i.e., trading versus AFS) and requires all equity securities to be measured at fair value on a recurring basis unless an equity security does not have a readily determinable fair value. Equity securities without a readily determinable fair value are remeasured at fair value only in periods in which an observable price change is available or upon identification of an impairment. All changes in fair value are recognized in net income on our consolidated statements of income.
On January 1, 2018, we adopted the provisions of ASU 2016-01 on a modified retrospective basis through a cumulative-effect adjustment to our opening consolidated balance sheet. Upon adoption, $68 million of unrealized gains, net of tax, were reclassified from accumulated other comprehensive loss to opening retained earnings.
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

Statement of Cash Flows - Restricted Cash—In November 2016, the FASB released Accounting Standards Update No. 2016-18 ("ASU 2016-18"), Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-18 requires amounts generally described as restricted cash to be included within cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the consolidated statements of cash flows. We adopted the provisions of ASU 2016-18 on January 1, 2018 on a retrospective basis. Upon the adoption of ASU 2016-18, restricted cash of $249 million, $91 million, and $110 million, including $15 million, $15 million, and $14 million recorded within other assets on our consolidated balance sheets, is included within the beginning balance of cash, cash equivalents, and restricted cash on our consolidated statements of cash flows for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively. The table below summarizes the changes on our consolidated statements of cash flows for the years ended December 31, 2017 and December 31, 2016:

	Years Ended December 31,
	2017	2016
Operating activities	$(9)	$4
Investing activities	167	(23)
Financing activities	—	—
Cash, cash equivalents, and restricted cash—beginning of year	91	110
Cash, cash equivalents, and restricted cash—end of period	$249	$91
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
Derivatives and Hedging - Accounting for Hedging Activities—In August 2017, the FASB released Accounting Standards Update No. 2017-12 ("ASU 2017-12"), Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 improves the financial reporting of hedging relationships to better portray the economic results by making improvements to simplify the application of the hedge accounting guidance in current GAAP. ASU 2017-12 is effective for interim periods and fiscal years beginning after December 15, 2018, with early adoption permitted. We early adopted ASU 2017-12 on April 1, 2018 on a modified retrospective basis, which did not impact our consolidated financial statements upon adoption.

The impact of the changes made to our consolidated financial statements as a result of the adoption of ASU 2014-09, ASU 2016-01, and ASU 2016-16 were as follows:

	Years Ended December 31,
	2017			2016
	As Reported	Effect of the adoption of ASU 2014-09	As Adjusted	As Reported	Effect of the adoption of ASU 2014-09	As Adjusted
REVENUES:
Owned and leased hotels	$2,192	$(8)	$2,184	$2,108	$(11)	$2,097
Management, franchise, and other fees	505	(7)	498	448	(7)	441
Amortization of management and franchise agreement assets constituting payments to customers	—	(18)	(18)	—	(16)	(16)
Net management, franchise, and other fees	505	(25)	480	448	(23)	425
Other revenues	70	(34)	36	40	(28)	12
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	1,918	(156)	1,762	1,833	(102)	1,731
Total revenues	4,685	(223)	4,462	4,429	(164)	4,265
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	1,674	(10)	1,664	1,610	(13)	1,597
Depreciation and amortization	366	(18)	348	342	(16)	326
Other direct costs	46	(15)	31	30	(13)	17
Selling, general, and administrative	379	(2)	377	315	—	315
Costs incurred on behalf of managed and franchised properties	1,918	(136)	1,782	1,833	(91)	1,742
Direct and selling, general, and administrative expenses	4,383	(181)	4,202	4,130	(133)	3,997
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	47	(2)	45	19	(2)	17
Equity earnings (losses) from unconsolidated hospitality ventures	220	(1)	219	68	(1)	67
Interest expense	(80)	—	(80)	(76)	—	(76)
Gains (losses) on sales of real estate	51	185	236	(23)	17	(6)
Other income (loss), net	33	9	42	2	10	12
INCOME BEFORE INCOME TAXES	573	149	722	289	(7)	282
PROVISION FOR INCOME TAXES	(323)	(9)	(332)	(85)	9	(76)
NET INCOME	250	140	390	204	2	206
NET INCOME AND ACCRETION ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	—	(1)	—	—	—
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$249	$140	$389	$204	$2	$206
EARNINGS PER SHARE—Basic
Net income	$2.00	$1.13	$3.13	$1.53	$0.02	$1.55
Net income attributable to Hyatt Hotels Corporation	$1.99	$1.13	$3.12	$1.53	$0.02	$1.55
EARNINGS PER SHARE—Diluted
Net income	$1.98	$1.11	$3.09	$1.52	$0.01	$1.53
Net income attributable to Hyatt Hotels Corporation	$1.97	$1.11	$3.08	$1.52	$0.01	$1.53

	December 31, 2017			January 1, 2018
	As Reported	Effect of the adoption of ASU 2014-09	As Adjusted	Effect of the adoption of ASU 2016-01 and ASU 2016-16	As Adjusted
ASSETS
Investments	$211	$1	$212	$(27)	$185
Intangibles, net	683	(378)	305	—	305
Deferred tax assets	242	(101)	141	1	142
Other assets	1,006	378	1,384	22	1,406
TOTAL ASSETS	7,672	(100)	7,572	(4)	7,568
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
Accounts payable	$175	$(39)	$136	$—	$136
Accrued expenses and other current liabilities	635	(283)	352	—	352
Current contract liabilities	—	348	348	—	348
Long-term contract liabilities	—	424	424	—	424
Other long-term liabilities	1,725	(862)	863	—	863
Total liabilities	4,131	(412)	3,719	—	3,719
Retained earnings	2,742	312	3,054	64	3,118
Accumulated other comprehensive loss	(185)	—	(185)	(68)	(253)
Total equity	3,531	312	3,843	(4)	3,839
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY	7,672	(100)	7,572	(4)	7,568
As a result of the adoption of ASU 2014-09, our deferred tax asset related to deferred gains on sales of real estate was no longer required. The reversal of this deferred tax asset was recognized through opening equity resulting in a $52 million reduction in deferred tax expense on our full-year 2017 adjusted financial statements originally recognized as a result of the 2017 Tax Act.
The adoption of ASU 2014-09 resulted in a $24 million and a $31 million reclassification from investing into operating activities during the years ended December 31, 2017 and December 31, 2016, respectively, related to cash outflows representing payments to customers. There were no impacts to cash provided by or used in financing activities on our consolidated statements of cash flows.
Future Adoption of Accounting Standards
Leases—In February 2016, the FASB released ASU 2016-02. ASU 2016-02 requires lessees to record lease contracts on the balance sheet by recognizing a right-of-use asset and lease liability with certain practical expedients available. The accounting for lessors remains largely unchanged. In July 2018, the FASB released Accounting Standards Update No. 2018-11 ("ASU 2018-11"), Leases (Topic 842): Targeted Improvements, providing entities with an additional optional transition method. The provisions of ASU 2016-02, and all related ASUs, are effective for interim periods and fiscal years beginning after December 15, 2018, with early adoption permitted.
The real estate leases for a majority of our owned and leased hotels include contingent lease payments, which will be excluded from the impact of ASU 2016-02. We expect to adopt ASU 2016-02 utilizing the optional transition approach allowed under ASU 2018-11 and applying the package of practical expedients beginning January 1, 2019. This option allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. By applying ASU 2016-02 at the adoption date, as opposed to at the beginning of the earliest period presented, our reporting for periods prior to January 1, 2019 will continue to be reported in accordance with Leases (Topic 840).
We are still assessing the potential impact that ASU 2016-02 will have on our financial statements and disclosures, but we anticipate recognizing right-of-use lease assets in the range of $450 million to $550 million and related lease liabilities in the range of $380 million to $480 million for operating leases. As a result of adoption, we will reclassify from assets and liabilities approximately $70 million, net to our right-of-use lease assets which has been factored into the range above.
We do not believe the standard will materially affect our consolidated statements of income or consolidated statements of cash flows. The standard will have no impact on our debt covenant compliance under our current agreements.

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
Intangibles - Goodwill and Other - Internal-Use Software—In August 2018, the FASB released Accounting Standards Update No. 2018-15 ("ASU 2018-15"), Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The provisions of ASU 2018-15 are to be applied using a prospective or retrospective approach and are effective for interim periods and fiscal years beginning after December 15, 2019, with early adoption permitted. We expect to early adopt ASU 2018-15 on January 1, 2019 on a prospective basis.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenues
The following tables present our revenues disaggregated by the nature of the product or service:

	Year Ended December 31, 2018
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$1,110	$—	$—	$—	$23	$(33)	$1,100
Food and beverage	636	—	—	—	10	—	646
Other	143	—	—	—	29	—	172
Owned and leased hotels	1,889	—	—	—	62	(33)	1,918

Base management fees	—	200	44	34	—	(53)	225
Incentive management fees	—	67	71	39	—	(29)	148
Franchise fees	—	123	3	1	—	—	127
Other fees	—	10	9	6	6	—	31
License fees	—	—	—	—	21	—	21
Management, franchise, and other fees	—	400	127	80	27	(82)	552
Contra revenue	—	(13)	(2)	(5)	—	—	(20)
Net management, franchise, and other fees	—	387	125	75	27	(82)	532

Other revenues	—	—	—	—	43	5	48

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	1,787	95	68	6	—	1,956

Total revenues	$1,889	$2,174	$220	$143	$138	$(110)	$4,454

	Year Ended December 31, 2017
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$1,270	$—	$—	$—	$22	$(38)	$1,254
Food and beverage	722	—	—	—	11	—	733
Other	167	—	—	—	30	—	197
Owned and leased hotels	2,159	—	—	—	63	(38)	2,184

Base management fees	—	193	39	29	—	(59)	202
Incentive management fees	—	62	65	35	—	(27)	135
Franchise fees	—	112	2	—	—	—	114
Other fees	—	13	6	5	4	—	28
License fees	—	—	—	—	19	—	19
Management, franchise, and other fees	—	380	112	69	23	(86)	498
Contra revenue	—	(12)	(1)	(5)	—	—	(18)
Net management, franchise, and other fees	—	368	111	64	23	(86)	480

Other revenues	13	—	—	—	14	9	36

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	1,625	79	58	—	—	1,762

Total revenues	$2,172	$1,993	$190	$122	$100	$(115)	$4,462

	Year Ended December 31, 2016
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$1,264	$—	$—	$—	$—	$(42)	$1,222
Food and beverage	723	—	—	—	—	—	723
Other	152	—	—	—	—	—	152
Owned and leased hotels	2,139	—	—	—	—	(42)	2,097

Base management fees	—	187	34	29	—	(60)	190
Incentive management fees	—	60	54	30	—	(27)	117
Franchise fees	—	100	3	—	—	—	103
Other fees	—	3	5	5	2	—	15
License fees	—	—	—	—	16	—	16
Management, franchise, and other fees	—	350	96	64	18	(87)	441
Contra revenue	—	(11)	(1)	(4)	—	—	(16)
Net management, franchise, and other fees	—	339	95	60	18	(87)	425

Other revenues	—	—	—	—	1	11	12

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	1,607	73	51	—	—	1,731

Total revenues	$2,139	$1,946	$168	$111	$19	$(118)	$4,265
Contract Balances
Our contract assets are insignificant at December 31, 2018 and December 31, 2017.

	December 31, 2018	December 31, 2017	$ Change	% Change
Current contract liabilities	$388	$348	$40	11.4%
Long-term contract liabilities	442	424	18	4.4%
Total contract liabilities	$830	$772	$58	7.6%
The contract liabilities balances above are comprised of the following:

	December 31, 2018	December 31, 2017
Deferred revenue related to the loyalty program	$596	$561
Advanced deposits	81	59
Initial fees received from franchise owners	35	27
Deferred revenue related to system-wide services	7	9
Other deferred revenue	111	116
Total contract liabilities	$830	$772
Revenue recognized during the years ended December 31, 2018 and December 31, 2017 included in the contract liabilities balance at the beginning of each year was $906 million and $863 million, respectively. This revenue was primarily related to advanced deposits and revenue from the loyalty program, which is recognized net of redemption reimbursements paid to third parties.

Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $120 million at December 31, 2018, of which we expect to recognize approximately 20% of the revenue over the next 12 months and the remainder thereafter.
We did not estimate revenues expected to be recognized related to our unsatisfied performance obligations for the following:

•	Deferred revenue related to the loyalty program and revenue from base and incentive management fees as the revenue is allocated to a wholly unperformed performance obligation in a series;

•	Revenues related to royalty fees as they are considered sales-based royalty fees;

•	Revenues received for free nights granted through our co-branded credit cards as the awards are required to be redeemed within 12 months; and

•	Revenues related to advanced bookings at owned and leased hotels as each stay has a duration of 12 months or less.
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
Equity Method Investments

	December 31, 2018	December 31, 2017
Equity method investments	$233	$185
The carrying values and ownership percentages of our unconsolidated investments in hospitality ventures accounted for under the equity method were as follows:

	Ownership interests	Investment balance
		December 31, 2018	December 31, 2017
Hyatt of Baja, S. de R.L. de C.V.	50.0%	$46	$—
HP Boston Partners, LLC	50.0%	29	4
Hotel am Belvedere Holding GmbH & Co KG	50.0%	25	15
San Jose Hotel Partners, LLC	40.0%	18	16
Four One Five, LLC	44.7%	17	16
Hotel Hoyo Uno, S. de R.L. de C.V.	40.0%	16	15
Juniper Hotels Private Limited	50.0%	15	26
Desarrolladora Hotelera Acueducto, S. de R.L. de C.V.	50.0%	13	13
Portland Hotel Properties, LLC	40.0%	13	5
HH Nashville JV Holdings, LLC	50.0%	12	12
Glendale Hotel Properties, LLC	50.0%	11	11
Other		18	52
Total equity method investments		$233	$185

The following tables present summarized financial information for all unconsolidated hospitality ventures in which we hold an investment accounted for under the equity method:

	Years Ended December 31,
	2018	2017	2016
Total revenues	$513	$832	$1,229
Gross operating profit	182	289	398
Income (loss) from continuing operations	(16)	54	160
Net income (loss)	(16)	54	160

	December 31, 2018	December 31, 2017
Current assets	$228	$215
Noncurrent assets	1,345	1,308
Total assets	$1,573	$1,523

Current liabilities	$141	$156
Noncurrent liabilities	1,148	1,224
Total liabilities	$1,289	$1,380
During the year ended December 31, 2018, we had the following activity:

•
We recognized $40 million of net gains in equity earnings from unconsolidated hospitality ventures on our consolidated statements of income resulting from sales activity related to certain equity method investments primarily within our owned and leased hotels segment and received $43 million of related sales proceeds.

•
We completed an asset acquisition of our partner's interest in certain unconsolidated hospitality ventures in Brazil for a net purchase price of approximately $4 million. We recognized $16 million of impairment charges related to these investments in equity earnings from unconsolidated hospitality ventures on our consolidated statements of income as the carrying value was in excess of fair value. The fair value was determined to be a Level Three fair value measure, and the impairment was deemed other-than-temporary.

During the year ended December 31, 2017, we had the following activity:

•
In conjunction with the sale of Avendra, an equity method investment within our Americas management and franchising segment, to Aramark, we received approximately $217 million of net proceeds. We recognized a $217 million gain in equity earnings from unconsolidated hospitality ventures on our consolidated statements of income.

•
We recognized $6 million of gains in equity earnings from unconsolidated hospitality ventures on our consolidated statements of income resulting from sales activity related to certain equity method investments within our owned and leased hotels segment and received $12 million of related sales proceeds.

During the year ended December 31, 2016, we had the following activity:

•
We purchased our partners' interests in Andaz Maui at Wailea Resort. The transaction was accounted for as a step acquisition, and we recognized a $14 million gain in equity earnings from unconsolidated hospitality ventures on our consolidated statements of income (see Note 7).

•
We recognized $10 million of gains in equity earnings from unconsolidated hospitality ventures on our consolidated statements of income resulting from sales activity related to certain equity method investments within our owned and leased hotels segment and received $19 million of related sales proceeds.

During the years ended December 31, 2018, December 31, 2017, and December 31, 2016, we recognized $16 million, $3 million, and $9 million, respectively, of impairment charges in equity earnings from unconsolidated hospitality ventures on our consolidated statements of income.

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
Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value and included on our consolidated balance sheets, were as follows:

	December 31, 2018	December 31, 2017
Loyalty program (Note 2)	$397	$403
Deferred compensation plans held in rabbi trusts (Note 9 and Note 13)	367	402
Captive insurance companies	133	111
Total marketable securities held to fund operating programs	$897	$916
Less: current portion of marketable securities held to fund operating programs included in cash and cash equivalents, short-term investments, and prepaids and other assets	(174)	(156)
Marketable securities held to fund operating programs included in other assets	$723	$760
Net realized and unrealized gains and interest income from marketable securities held to fund the loyalty program are recognized in other income (loss), net on our consolidated statements of income:

	Years Ended December 31,
	2018	2017	2016
Loyalty program (Note 21)	$4	$9	$10
Net realized and unrealized gains (losses) and interest income from marketable securities held to fund rabbi trusts are recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts on our consolidated statements of income:

	Years Ended December 31,
	2018	2017	2016
Unrealized gains (losses), net	$(45)	$20	$—
Realized gains, net	34	25	17
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$(11)	$45	$17
Our captive insurance companies hold marketable securities which are classified as AFS debt securities and are invested in U.S. government agencies, time deposits, and corporate debt securities. We classify these investments as current or long-term, based on their contractual maturity dates, which range from 2019 through 2023.
Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at fair value and included on our consolidated balance sheets, were as follows:

	December 31, 2018	December 31, 2017
Time deposits	$100	$37
Common shares	87	131
Interest-bearing money market funds	14	26
Total marketable securities held for investment purposes	$201	$194
Less: current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(114)	(63)
Marketable securities held for investment purposes included in other assets	$87	$131
During 2013, we invested in the common shares of Playa, and we accounted for our common share investment as an equity method investment. In March 2017, Playa completed a business combination, and Playa Hotels & Resorts N.V. ("Playa N.V") is now publicly traded on the NASDAQ. Our investment is accounted for as an equity security with a readily determinable fair value as we do not have the ability to significantly influence the operations of the entity. The fair value of the common shares is classified as Level One in the fair value hierarchy as we are able to obtain market available pricing information. The remeasurement of our investment at fair value resulted in $44 million of unrealized losses recognized in other income (loss), net on our consolidated statements of income for the year ended December 31, 2018 (see Note 21). We did not sell any shares of common stock during the year ended December 31, 2018.
Other Investments
Preferred shares—During 2013, we also invested $271 million in Playa for convertible redeemable preferred shares which were classified as an AFS debt security. Our preferred shares plus accrued and unpaid paid-in-kind dividends were redeemed in full for $290 million during 2017. The fair value of the preferred shares was:

2017
Fair value at January 1	$290
Gross unrealized losses	(54)
Realized losses (1) (Note 21)	(40)
Interest income (Note 21)	94
Cash redemption	(290)
Fair value at December 31	$—
(1) The realized losses were the result of a difference between the fair value of the initial investment and the contractual redemption price of $8.40 per share.
HTM Debt Securities—At December 31, 2018 and December 31, 2017, we held $49 million and $47 million, respectively, of investments in HTM debt securities, which are investments in third-party entities that own certain of our hotels and are recorded within other assets in our consolidated balance sheets. The securities are mandatorily redeemable between 2020 and 2025. The amortized cost of our investments approximate fair value.  We estimated the fair value of our investments using internally developed discounted cash flow models based on current market inputs for similar types of arrangements. Based upon the lack of available market data, our investments are classified as Level Three within the fair value hierarchy. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.
Equity Securities Without a Readily Determinable Fair Value—At December 31, 2018 and December 31, 2017, we had $9 million and $27 million, respectively, of investments in equity securities without a readily determinable fair value, which represent investments in entities where we do not have the ability to significantly influence the operations of the entity. At December 31, 2017, the securities were included in investments on our consolidated balance sheets. As a result of the adoption of ASU 2016-01 on January 1, 2018, we have reclassified these investments to other assets on our consolidated balance sheet at December 31, 2018.
Due to ongoing operating cash flow shortfalls in the business underlying an equity security during the year ended December 31, 2018, we recognized a $22 million impairment charge of our full investment balance in other income (loss), net on our consolidated statements of income (see Note 21) as we deemed that the carrying value was in excess of the fair value. The fair value was determined to be a Level Three fair value measure. During the year ended December 31, 2018, the entity in which we hold our investment disposed of its assets.

Fair Value—We measured the following financial assets at fair value on a recurring basis:

	December 31, 2018	Cash and cash equivalents	Short-term investments	Prepaids and other assets	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$88	$88	$—	$—	$—
Mutual funds	367	—	—	—	367
Common shares	87	—	—	—	87
Level Two - Significant Other Observable Inputs
Time deposits	113	—	104	—	9
U.S. government obligations	169	—	—	37	132
U.S. government agencies	52	—	2	7	43
Corporate debt securities	151	—	10	25	116
Mortgage-backed securities	23	—	—	5	18
Asset-backed securities	46	—	—	10	36
Municipal and provincial notes and bonds	2	—	—	—	2
Total	$1,098	$88	$116	$84	$810

	December 31, 2017	Cash and cash equivalents	Short-term investments	Prepaids and other assets	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$75	$75	$—	$—	$—
Mutual funds	402	—	—	—	402
Common shares	131	—	—	—	131
Level Two - Significant Other Observable Inputs
Time deposits	50	—	39	—	11
U.S. government obligations	158	—	—	38	120
U.S. government agencies	47	—	2	7	38
Corporate debt securities	179	—	8	33	138
Mortgage-backed securities	25	—	—	6	19
Asset-backed securities	40	—	—	10	30
Municipal and provincial notes and bonds	3	—	—	1	2
Total	$1,110	$75	$49	$95	$891
During the years ended December 31, 2018 and December 31, 2017, there were no transfers between levels of the fair value hierarchy. We do not have non-financial assets or non-financial liabilities required to be measured at fair value on a recurring basis.
We invest a portion of our cash into short-term interest-bearing money market funds that have a maturity of less than 90 days. Consequently, the balances are recorded in cash and cash equivalents. The funds are held with open-ended registered investment companies, and the fair value of the funds is classified as Level One as we are able to obtain market available pricing information on an ongoing basis. The fair value of our mutual funds is classified as Level One as they trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. Time deposits are recorded at par value, which approximates fair value, and are classified as Level Two. The remaining securities are classified as Level Two due to the use and weighting of multiple market inputs being considered in the final price of the security. Market inputs include quoted market prices from active markets for identical securities, quoted market prices for identical securities in inactive markets, and quoted market prices in active and inactive markets for similar securities.

5.    PROPERTY AND EQUIPMENT, NET

	December 31, 2018	December 31, 2017
Land	$713	$916
Buildings	3,583	3,880
Leasehold improvements	215	210
Furniture, equipment, and computers	1,178	1,204
Construction in progress	158	122
Property and equipment	5,847	6,332
Less: accumulated depreciation	(2,239)	(2,298)
Total property and equipment, net	$3,608	$4,034

	Years Ended December 31,
	2018	2017	2016
Depreciation expense	$312	$335	$315
The net book value of capital leased assets at December 31, 2018 and December 31, 2017 was $9 million and $10 million, respectively, which is net of $13 million and $12 million of accumulated depreciation, respectively.
Interest capitalized as a cost of property and equipment was $3 million, $4 million, and $3 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.
6.    FINANCING RECEIVABLES

	December 31, 2018	December 31, 2017
Unsecured financing to hotel owners	$159	$127
Less: current portion of financing receivables included in receivables, net	(45)	—
Less: allowance for losses	(101)	(108)
Total long-term financing receivables, net of allowances	$13	$19
Allowance for Losses and Impairments—The following table summarizes the activity in our unsecured financing receivables allowance:

	2018	2017
Allowance at January 1	$108	$100
Provisions	7	6
Write-offs	(12)	—
Other adjustments	(2)	2
Allowance at December 31	$101	$108

Credit Monitoring—Our unsecured financing receivables were as follows:

	December 31, 2018
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on non-accrual status
Loans	$58	$—	$58	$—
Impaired loans (1)	50	(50)	—	50
Total loans	108	(50)	58	50
Other financing arrangements	51	(51)	—	51
Total unsecured financing receivables	$159	$(101)	$58	$101
(1) The unpaid principal balance was $36 million and the average recorded loan balance was $54 million at December 31, 2018.

	December 31, 2017
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on non-accrual status
Loans	$13	$—	$13	$—
Impaired loans (2)	59	(59)	—	59
Total loans	72	(59)	13	59
Other financing arrangements	55	(49)	6	49
Total unsecured financing receivables	$127	$(108)	$19	$108
(2) The unpaid principal balance was $44 million and the average recorded loan balance was $58 million at December 31, 2017.
Fair Value—We estimated the fair value of financing receivables, which are classified as Level Three in the fair value hierarchy, to be approximately $59 million and $20 million at December 31, 2018 and December 31, 2017, respectively.
7.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Two Roads Hospitality, LLC—During the year ended December 31, 2018, we acquired all of the outstanding equity interests of Two Roads in a business combination for a purchase price of $405 million. The transaction also includes potential additional consideration of up to $96 million if the sellers complete specific actions with respect to certain of the acquired management agreements within 120 days from the date of acquisition and up to $8 million in the event of the execution of certain potential new management agreements related to the development of certain potential new deals previously identified and generated by the sellers or affiliates of the sellers within one year of the closing of the transaction. One of the sellers is indirectly owned by a limited partnership affiliated with the brother of our Executive Chairman.
We closed on the transaction on November 30, 2018 for cash of $415 million, net of $37 million cash acquired, and including the payment of $36 million of additional consideration offset by $4 million of other purchase price adjustments. In relation to the remaining additional consideration, we may fund up to an additional $68 million, for which we recorded a $57 million contingent liability in accrued expenses and other current liabilities on our consolidated balance sheets. This results in an estimated total acquisition price of $509 million. We determined the fair value of the contingent consideration using a probability-weighted approach to assess the likelihood that the agreed-upon actions would be met.
The acquisition includes management and license agreements for operating and pipeline hotels primarily across North America and Asia under five hospitality brands. The results of the Two Roads operations are included in our consolidated statements of income as of the acquisition date and are immaterial for the year ended December 31, 2018. Our consolidated balance sheet as of December 31, 2018 reflects preliminary estimates of the fair value of the assets acquired and liabilities assumed and are based on information that was available as of the date of acquisition and are estimated using discounted future cash flow models and relief from royalty method, which include revenue projections based on the expected contract terms and long-term growth rates, which are primarily Level Three assumptions. We continue to evaluate the underlying inputs and assumptions used in our valuation and accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the date of acquisition.

The following table summarizes the preliminary fair value of the identifiable net assets acquired:

Cash	$37
Receivables	23
Other current assets	3
Property and equipment	2
Indefinite-lived intangibles (1)	127
Management agreement intangibles (2)	212
Goodwill (3)	156
Other assets (4)	23
Total assets	$583

Advanced deposits	$25
Other current liabilities	20
Other long-term liabilities (4)	30
Total liabilities	75
Total net assets acquired attributable to Hyatt Hotels Corporation	508
Total net assets acquired attributable to noncontrolling interests	1
Total net assets acquired	$509
(1) Includes intangibles attributable to the Destination, Alila, and Thompson brands.
(2) Amortized over useful lives of 1 to 22 years, with a weighted-average useful life of approximately 14 years.
(3) The goodwill, of which $133 million is tax deductible, is attributable to the growth opportunities Hyatt expects to realize by expanding into new markets and enhancing guest experiences through a distinctive collection of lifestyle brands. For the goodwill allocated to each reportable segment, see Note 8.
(4) Includes $14 million of prior year tax liabilities relating to certain foreign filing positions, including $5 million of interest and penalties. We recorded an offsetting indemnification asset which we expect to collect under contractual arrangements (see Note 14).
Hyatt Regency Phoenix—During the year ended December 31, 2018, we completed an asset acquisition of Hyatt Regency Phoenix from an unrelated third party for a purchase price of approximately $139 million, net of proration adjustments. Assets acquired and recorded in our owned and leased hotels segment consist primarily of $136 million of property and equipment. The purchase of Hyatt Regency Phoenix was designated as replacement property in a like-kind exchange (see "Like-Kind Exchange Agreements" below).

Hyatt Regency Indian Wells Resort & Spa—During the year ended December 31, 2018, we completed an asset acquisition of Hyatt Regency Indian Wells Resort & Spa from an unrelated third party for a net purchase price of approximately $120 million. Assets acquired and recorded in our owned and leased hotels segment consist primarily of $119 million of property and equipment. The purchase of Hyatt Regency Indian Wells Resort & Spa was designated as replacement property in a like-kind exchange (see "Like-Kind Exchange Agreements" below).
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

The following table summarizes the fair value of the identifiable net assets acquired in the acquisition of Miraval, which is recorded within corporate and other:

Current assets	$1
Property and equipment	172
Indefinite-lived intangibles (1)	37
Management agreement intangibles (2)	14
Goodwill (3)	21
Other definite-lived intangibles (4)	7
Total assets	$252

Current liabilities	$13
Deferred tax liabilities	3
Total liabilities	16
Total net assets acquired attributable to Hyatt Hotels Corporation	236
Total net assets acquired attributable to noncontrolling interests	1
Total net assets acquired	$237

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
In conjunction with the acquisition of Miraval, a consolidated hospitality venture for which we are the managing partner (the "Miraval Venture") issued $9 million of redeemable preferred shares to unrelated third-party investors. The preferred shares were non-voting, except as required by applicable law and certain contractual approval rights, and had liquidation preference over all other classes of securities within the Miraval Venture. The redeemable preferred shares earned a return of 12%. The shares were classified as a redeemable noncontrolling interest in preferred shares of a subsidiary, which were presented between liabilities and equity on our consolidated balance sheets and carried at the redemption value. During the year ended December 31, 2018, the preferred shares were redeemed for $10 million.
Andaz Maui at Wailea Resort—We previously held an equity method investment with a 65.7% interest and had a $180 million investment in the entities that own Andaz Maui at Wailea Resort. During the year ended December 31, 2016, we purchased the remaining 34.3% for a net purchase price of approximately $136 million, net of $12 million of cash acquired. This transaction was accounted for as a step acquisition, and we recognized a $14 million gain in equity earnings from unconsolidated hospitality ventures on our consolidated statements of income. The purchase of the remaining 34.3% interest was structured and identified as replacement property in a potential reverse like-kind exchange, but the allowable period to complete the exchange expired during 2017. In conjunction with the acquisition, the outstanding debt at the unconsolidated hospitality venture was repaid in full, and we were released from our debt repayment guarantee obligation (see Note 15).
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

Land Held for Development—During the year ended December 31, 2016, we acquired $25 million of land from an unrelated third party with the intent to develop a hotel in Philadelphia.
Royal Palms Resort and Spa—During the year ended December 31, 2016, we acquired Royal Palms Resort and Spa in Phoenix, Arizona, from an unrelated third party for a net purchase price of approximately $86 million, net of $2 million of proration adjustments. Due to the iconic nature of the hotel, we retained the Royal Palms Resort and Spa name and added the hotel to The Unbound Collection by Hyatt. Of the $88 million purchase price, assets acquired and recorded in our owned and leased hotels segment consist of $75 million of property and equipment, a $9 million indefinite-lived brand intangible, and $1 million of advanced bookings intangibles. We also recorded $3 million of management agreement intangibles in our Americas management and franchising segment, which are being amortized over a 20 year useful life.
The Confidante Miami Beach—During the year ended December 31, 2016, we acquired Thompson Miami Beach for a purchase price of approximately $238 million, from a seller indirectly owned by a limited partnership affiliated with the brother of our Executive Chairman. Of the $238 million purchase price, assets acquired consist of $228 million of property and equipment which was recorded in our owned and leased hotels segment, and $10 million of management agreement intangibles, which were recorded in our Americas management and franchising segment and are being amortized over a 20 year useful life. We rebranded this hotel as The Confidante Miami Beach and added the hotel to The Unbound Collection by Hyatt.
Dispositions
A Hyatt House Hotel—During the year ended December 31, 2018, we sold a select service property for $48 million, net of closing costs and proration adjustments, to an unrelated third party and accounted for the transaction as an asset disposition. We entered into a long-term management agreement for the property upon sale. The sale resulted in a $4 million pre-tax gain which was recognized in gains (losses) on sales of real estate on our consolidated statements of income during the year ended December 31, 2018. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment. At September 30, 2018, we classified the assets and liabilities as held for sale on our condensed consolidated balance sheets.

Hyatt Regency Mexico City—During the year ended December 31, 2018, we sold the shares of the entity which owns Hyatt Regency Mexico City, an investment in an unconsolidated hospitality venture, and adjacent land, a portion of which will be developed as Park Hyatt Mexico City, to an unrelated third party for approximately $405 million and accounted for the transaction as an asset disposition. We entered into long-term management agreements for the properties upon sale. We received $360 million of proceeds and issued a $45 million unsecured financing receivable with a maturity date of less than one year (see Note 6). The sale resulted in a pre-tax gain of approximately $238 million, which was recognized in gains (losses) on sales of real estate on our consolidated statements of income during the year ended December 31, 2018. In connection with the disposition, we recognized a $21 million goodwill impairment charge in asset impairments on our consolidated statements of income during the year ended December 31, 2018. The assets disposed made up the entirety of the related reporting unit and therefore no business operations remained to support the related goodwill which was therefore impaired (see Note 8). The operating results and financial position prior to the sale remain within our owned and leased hotels segment.

Grand Hyatt San Francisco, Andaz Maui at Wailea Resort, and Hyatt Regency Coconut Point Resort and Spa—During the year ended December 31, 2018, we sold Grand Hyatt San Francisco, Andaz Maui at Wailea Resort together with adjacent land, and Hyatt Regency Coconut Point Resort and Spa to an unrelated third party as a portfolio for approximately $992 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. We entered into long-term management agreements for the properties upon sale. The sale resulted in a $531 million pre-tax gain which was recognized in gains (losses) on sales of real estate on our consolidated statements of income during the year ended December 31, 2018. The operating results and financial position of these hotels prior to the sale remain within our owned and leased hotels segment. Although we concluded the disposal of these properties does not qualify as discontinued operations, the disposal is considered to be material. Pre-tax net income attributable to the three properties was $15 million, $23 million, and $14 million during the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.

Land Held for Development—A wholly owned subsidiary held undeveloped land in Los Cabos, Mexico. During the year ended December 31, 2018, an unrelated third party invested in the subsidiary in exchange for a 50% ownership interest resulting in derecognition of the subsidiary. Our remaining interest was recorded at a fair value of $45 million as an equity method investment.
Hyatt Regency Monterey Hotel & Spa on Del Monte Golf Course—During the year ended December 31, 2017, we sold Hyatt Regency Monterey Hotel & Spa on Del Monte Golf Course to an unrelated third party for $58 million, net of closing costs and proration adjustments, and entered into a long-term franchise agreement for the property upon sale. The sale resulted in a $17 million pre-tax gain which was recognized in gains (losses) on sales of real estate on our consolidated statements of income during the year ended December 31, 2017. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch and Royal Palms Resort and Spa—During the year ended December 31, 2017, we sold Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch and Royal Palms Resort and Spa to an unrelated third party as a portfolio for $296 million, net of closing costs and proration adjustments, and entered into long-term management agreements for the properties upon sale. The sale resulted in a $159 million pre-tax gain which was recognized in gains (losses) on sales of real estate on our consolidated statements of income during the year ended December 31, 2017. The operating results and financial position of these hotels prior to the sale remain within our owned and leased hotels segment.
Hyatt Regency Grand Cypress—During the year ended December 31, 2017, we sold Hyatt Regency Grand Cypress to an unrelated third party for $202 million, net of closing costs and proration adjustments, and entered into a long-term management agreement for the property upon sale. The sale resulted in a $26 million pre-tax gain which was recognized in gains (losses) on sales of real estate on our consolidated statements of income during the year ended December 31, 2017. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Hyatt Regency Louisville—During the year ended December 31, 2017, we sold Hyatt Regency Louisville to an unrelated third party for $65 million, net of closing costs and proration adjustments, and entered into a long-term franchise agreement for the property upon sale. The sale resulted in a $35 million pre-tax gain which was recognized in gains (losses) on sales of real estate on our consolidated statements of income during the year ended December 31, 2017. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Land Held for Development—During the year ended December 31, 2017, we sold land and construction in progress for $29 million to an unconsolidated hospitality venture in which we have a 50% ownership interest, with the intent to complete development of a hotel in Glendale, California.
Hyatt Regency Birmingham (U.K.)—During the year ended December 31, 2016, we sold the shares of the company that owns Hyatt Regency Birmingham (U.K.) to an unrelated third party for approximately $49 million, net of closing costs and proration adjustments, and entered into a long-term management agreement for the property upon sale. The sale resulted in a $17 million pre-tax gain which was recognized in gains (losses) on sales of real estate on our consolidated statements of income during the year ended December 31, 2016. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Andaz 5th Avenue—During the year ended December 31, 2016, we sold Andaz 5th Avenue to an unrelated third party for $240 million, net of $10 million of closing costs and proration adjustments, and entered into a long-term management agreement for the property upon sale. The sale resulted in a $23 million pre-tax loss which was recognized in gains (losses) on sales of real estate on our consolidated statements of income during the year ended December 31, 2016. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Like-Kind Exchange Agreements
Periodically, we enter into like-kind exchange agreements upon the disposition or acquisition of certain properties. Pursuant to the terms of these agreements, the proceeds from the sales are placed into an escrow account administered by a qualified intermediary and are unavailable for our use until released. The proceeds are recorded as restricted cash on our consolidated balance sheets and released (i) if they are utilized as part of a like-kind exchange agreement, (ii) if we do not identify a suitable replacement property within 45 days after the agreement date, or (iii) when a like-kind exchange agreement is not completed within the remaining allowable time period.

In conjunction with the sale of Hyatt Regency Coconut Point Resort and Spa during the year ended December 31, 2018, proceeds of $221 million were held as restricted for use in a potential like-kind exchange. During the year ended December 31, 2018, $198 million of these proceeds were utilized to acquire Hyatt Regency Phoenix and Hyatt Regency Indian Wells Resort & Spa and the remaining $23 million were released.
In conjunction with the sale of Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch during the year ended December 31, 2017, proceeds of $207 million were held as restricted for use in a potential like-kind exchange. However, we did not acquire an identified replacement property within the specified 180 day period and the proceeds were released during the year ended December 31, 2018.
The purchases of Royal Palms Resort and Spa and The Confidante Miami Beach during the year ended December 31, 2016 were initially structured and identified as replacement property in potential reverse like-kind exchange agreements, but the allowable periods to complete an exchange expired during the first quarter of 2017 and the fourth quarter of 2016, respectively.
8.    GOODWILL AND INTANGIBLE ASSETS, NET

	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Total
Balance at January 1, 2017
Goodwill	$187	$33	$—	$—	$—	$220
Accumulated impairment losses	(95)	—	—	—	—	(95)
Goodwill, net	$92	$33	$—	$—	$—	$125
Activity during the year
Additions	—	—	—	—	23	23
Foreign exchange (1)	2	—	—	—	—	2
Balance at December 31, 2017
Goodwill	189	33	—	—	23	245
Accumulated impairment losses	(95)	—	—	—	—	(95)
Goodwill, net	$94	$33	$—	$—	$23	$150
Activity during the year
Additions	—	135	18	3	2	158
Impairment losses	(21)	—	—	—	(4)	(25)
Balance at December 31, 2018
Goodwill	189	168	18	3	25	403
Accumulated impairment losses	(116)	—	—	—	(4)	(120)
Goodwill, net	$73	$168	$18	$3	$21	$283
(1) Foreign exchange translation adjustments related to the goodwill associated with Hyatt Regency Mexico City.

	December 31, 2018	Weighted-average useful lives in years	December 31, 2017
Management and franchise agreement intangibles	$390	19	$178
Lease related intangibles	121	110	127
Brand and other indefinite-lived intangibles	180	—	53
Advanced booking intangibles	14	5	9
Other definite-lived intangibles	8	6	9
Intangibles	713		376
Less: accumulated amortization	(85)		(71)
Intangibles, net	$628		$305

	Years Ended December 31,
	2018	2017	2016
Amortization expense	$15	$13	$11
We estimate amortization expense for definite-lived intangibles as follows:

Years Ending December 31,
2019	$31
2020	30
2021	29
2022	27
2023	26
Thereafter	305
Total amortization expense	$448
During the year ended December 31, 2018, we recognized $25 million of goodwill impairment charges primarily related to the HRMC transaction in asset impairments on our consolidated statements of income (see Note 7). During the years ended December 31, 2017 and December 31, 2016, we did not recognize any impairment charges.
9.    OTHER ASSETS

	December 31, 2018	December 31, 2017
Management and franchise agreement assets constituting payments to customers (1)	$396	$378
Marketable securities held to fund rabbi trusts (Note 4)	367	402
Marketable securities held to fund the loyalty program (Note 4)	303	298
Long-term investments	112	109
Common shares of Playa N.V. (Note 4)	87	131
Other	88	66
Total other assets	$1,353	$1,384
(1) Includes cash consideration as well as other forms of consideration provided, such as debt repayment or performance guarantees.
10.    DEBT

	December 31, 2018	December 31, 2017
$196 million senior unsecured notes maturing in 2019—6.875%	$—	$196
$250 million senior unsecured notes maturing in 2021—5.375%	250	250
$350 million senior unsecured notes maturing in 2023—3.375%	350	350
$400 million senior unsecured notes maturing in 2026—4.850%	400	400
$400 million senior unsecured notes maturing in 2028—4.375%	400	—
Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A	130	130
Contract Revenue Bonds, Senior Taxable Series 2005B	52	55
Floating average rate construction loan	55	70
Other	1	1
Total debt before capital lease obligations	1,638	1,452
Capital lease obligations	12	13
Total debt	1,650	1,465
Less: current maturities	(11)	(11)
Less: unamortized discounts and deferred financing fees	(16)	(14)
Total long-term debt	$1,623	$1,440

Under existing agreements, maturities of debt for the next five years and thereafter are as follows:

Years Ending December 31,
2019	$11
2020	12
2021	261
2022	11
2023	361
Thereafter	994
Total maturities of debt	$1,650
Senior Notes—At December 31, 2018 and December 31, 2017, we had unsecured Senior Notes as further described below. Interest on the Senior Notes is payable semi-annually. We may redeem all or a portion of the Senior Notes at any time at 100% of the principal amount of the Senior Notes redeemed together with the accrued and unpaid interest, plus a make-whole amount, if any. The amount of any make-whole payment depends, in part, on the yield of U.S. Treasury securities with a comparable maturity to the Senior Notes at the date of redemption. A summary of the terms of the Senior Notes, by year of issuance, is as follows:

•
In 2009, we issued $250 million of 6.875% senior notes due 2019, at an issue price of 99.864% (the "2019 Notes"). Following a cash tender offer during the year ended December 31, 2013, $196 million aggregate principal amount of 2019 Notes remained outstanding. During the year ended December 31, 2018, we redeemed all of our outstanding 2019 Notes (as described below).

•	In 2011, we issued $250 million of 3.875% senior notes due 2016, at an issue price of 99.571% (the "2016 Notes") and $250 million of 5.375% senior notes due 2021, at an issue price of 99.846%.

•	In 2013, we issued $350 million of 3.375% senior notes due 2023, at an issue price of 99.498%.

•
In 2016, we issued $400 million of 4.850% senior notes due 2026, at an issue price of 99.920% (the "2026 Notes"). We received $396 million of net proceeds from the sale of the 2026 Notes, after deducting $4 million of underwriting discounts and other offering expenses. We used a portion of the proceeds from the issuance of the 2026 Notes to redeem our 2016 Notes.

•
In 2018, we issued $400 million of 4.375% senior notes due 2028, at an issue price of 99.866% (the "2028 Notes"). We received $396 million of net proceeds from the sale of the 2028 Notes, after deducting $4 million of underwriting discounts and other offering expenses. We used a portion of the proceeds from the issuance of the 2028 Notes to redeem our 2019 Notes and intend to use the remainder for general corporate purposes.

Debt Redemption—During the year ended December 31, 2018, we redeemed all of our outstanding 2019 Notes, of which there was $196 million of aggregate principal outstanding, at a redemption price of approximately $203 million, which was calculated in accordance with the terms of the 2019 Notes and included principal and accrued interest plus a make-whole premium. The $7 million loss on extinguishment of debt was recognized in other income (loss), net on our consolidated statements of income (see Note 21).
During the year ended December 31, 2016, we redeemed all of our outstanding 2016 Notes, of which there was $250 million of aggregate principal outstanding, at a redemption price of approximately $254 million, which was calculated in accordance with the terms of the 2016 Notes and included principal and accrued interest plus a make-whole premium. The $2 million loss on extinguishment of debt was recognized in other income (loss), net on our consolidated statements of income (see Note 21).
Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A and Contract Revenue Bonds, Senior Taxable Series 2005B—During the year ended December 31, 2013, we acquired our partner's interest in the entity that owned Grand Hyatt San Antonio, and as a result, we consolidated $198 million of bonds, net of the $9 million bond discount, which is being amortized over the life of the bonds. The construction was financed in part by The City of San Antonio, Texas Convention Center Hotel Finance Corporation ("Texas Corporation"), a non-profit local government corporation created by the City of San Antonio, Texas for the purpose of providing financing for a portion of the costs of constructing the hotel. On June 8, 2005, Texas Corporation issued $130 million of original principal amount Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A ("Series 2005A Bonds") and $78 million of original principal amount Contract Revenue Bonds, Senior Taxable Series 2005B ("Series 2005B Bonds"). The Series 2005A Bonds mature between 2034 and 2039, with interest ranging from 4.75% to 5.00% and the remaining Series 2005B Bonds mature between 2020 and 2028, with interest ranging from 5.1% to 5.31%. The loan payments are required to be funded solely from net operating revenues of Grand Hyatt San Antonio and in the event that net operating revenues are not sufficient to pay debt service, Texas Corporation under certain circumstances will be required to provide certain tax revenue to pay debt service on the 2005 Series bonds. The indenture allows for optional early redemption of the Series 2005B bonds subject to make-whole payments at any time with consent from Texas Corporation and beginning in 2015 for the Series 2005A Bonds. Interest is payable semi-annually.
Floating Average Rate Construction Loan—During the year ended December 31, 2012, we obtained a secured construction loan with Banco Nacional de Desenvolvimento Econômico e Social - BNDES ("BNDES") in order to develop Grand Hyatt Rio de Janeiro. The loan is split into four separate sub-loans, each with different interest rates. All four sub-loans mature in 2023, with options to extend the maturity up to 2031 for sub-loans (a) and (b), subject to the fulfillment of certain conditions. During the year ended December 31, 2017, the option to extend the maturity to 2031 was exercised for sub-loans (a) and (b) after the fulfillment of certain conditions was met. Borrowings under the four sub-loans bear interest at the following rates, depending on the applicable sub-loan: (a) and (b) the Brazilian Long Term Interest Rate - TJLP plus 2.92%, (c) 2.5%, and (d) the Brazilian Long Term Interest Rate - TJLP. On sub-loans (a), (b), and (d), when the TJLP rate exceeds 6%, the amount corresponding to the TJLP portion above 6% is required to be capitalized daily. At December 31, 2018, the weighted-average interest rates for the sub-loans we have drawn upon is 7.95%. The outstanding balance of the sub-loan subject to the interest rate described in (a) above is subject to adjustment on a daily basis based on BNDES's calculation of the weighted-average of exchange rate variations related to foreign currency funds raised by BNDES in foreign currency. At December 31, 2018 and December 31, 2017, we had Brazilian Real ("BRL") 214 million, or $55 million, and BRL 231 million, or $70 million, outstanding, respectively.
Revolving Credit Facility—During the year ended December 31, 2018, we refinanced our $1.5 billion senior unsecured revolving credit facility with a syndicate of lenders, extending the maturity of the facility to January 2023. Interest rates on outstanding borrowings are either LIBOR-based or based on an alternate base rate, with margins in each case based on our credit rating or, in certain circumstances, our credit rating and leverage ratio. During the year ended December 31, 2018, we had $20 million of borrowings and repayments on our revolving credit facility, resulting in no outstanding balance and an available line of credit of $1.5 billion at December 31, 2018. The weighted-average interest rate on these borrowings was 4.85% at December 31, 2018. At December 31, 2018, we had various letter of credit agreements that did not reduce our available capacity under the revolving credit facility. At December 31, 2017, we had no outstanding balance.
The Company had $277 million and $309 million of letters of credit issued through additional banks at December 31, 2018 and December 31, 2017, respectively.
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

	December 31, 2018
	Carrying value	Fair value	Quoted prices in active markets for identical assets (level one)	Significant other observable inputs (level two)	Significant unobservable inputs (level three)
Debt (1)	$1,638	$1,651	$—	$1,584	$67
(1) Excludes $12 million of capital lease obligations and $16 million of unamortized discounts and deferred financing fees.

	December 31, 2017
	Carrying value	Fair value	Quoted prices in active markets for identical assets (level one)	Significant other observable inputs (level two)	Significant unobservable inputs (level three)
Debt (2)	$1,452	$1,546	$—	$1,459	$87
(2) Excludes $13 million of capital lease obligations and $14 million of unamortized discounts and deferred financing fees.
Interest Rate Locks—During the year ended December 31, 2018, we entered into two interest rate locks with a $425 million total notional value and mandatory settlement dates in 2019 and 2021. The interest rate locks hedge a portion of the risk of changes in the benchmark interest rate associated with long-term debt we anticipate issuing in the future. These derivative instruments were designated as cash flow hedges and deemed highly effective at inception.

During the year ended December 31, 2018, we settled one of the aforementioned interest rate locks with a $225 million notional value upon issuance of the 2028 Notes. The outstanding interest rate lock with a $200 million notional value remains highly effective at December 31, 2018.
11.    LEASES
We lease hotels and equipment under a combination of operating and capital leases, which generally require us to pay taxes, maintenance, and insurance. Most of the leases contain renewal options, which enable us to retain use of the facilities in desirable operating areas.
The operating leases for the majority of our leased hotels require the calculation of rental payments to be based on a percentage of the operating profit of the hotel, as defined by the contract. As a result, future lease payments related to these leases are contingent upon operating results and are not included in the table below.
Corporate Office Space—During the year ended December 31, 2017, we relocated our corporate headquarters in Chicago, Illinois under a lease that expires in 2034.
The future minimum lease payments due in each of the next five years and thereafter are as follows:

Years Ending December 31,	Operating leases	Capital leases
2019	$46	$3
2020	42	3
2021	42	2
2022	38	2
2023	35	2
Thereafter	448	5
Total minimum lease payments	$651	$17
Less: amount representing interest		(5)
Present value of minimum lease payments		$12
A summary of rent expense from continuing operations for all operating leases is as follows:

	Years Ended December 31,
	2018	2017	2016
Minimum rentals	$38	$42	$37
Contingent rentals	47	52	53
Total rent expense	$85	$94	$90
We lease retail space at our owned hotel locations under operating leases. We recognized rental income of $25 million, $27 million, and $25 million within owned and leased hotels revenues on our consolidated statements of income for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively. The future minimum lease receipts scheduled to be received in each of the next five years and thereafter are as follows:

Years Ending December 31,
2019	$22
2020	18
2021	16
2022	15
2023	11
Thereafter	48
Total minimum lease receipts	$130

12.    EMPLOYEE BENEFIT PLANS
Defined Benefit Plans—We sponsor supplemental executive retirement plans consisting of funded and unfunded defined benefit plans for certain former executives. Retirement benefits are based primarily on the former employees' salary, as defined, and are payable upon satisfaction of certain service and age requirements as defined by the plans. The accumulated benefit obligation related to the unfunded U.S. plan was $19 million and $21 million, of which $18 million and $20 million was classified as a long-term liability, at December 31, 2018 and December 31, 2017, respectively. At December 31, 2018, we expect benefits of $1 million to be paid annually over the next 10 years.
Defined Contribution Plans—We provide retirement benefits to certain eligible employees under the Retirement Savings Plan (a qualified plan under Internal Revenue Code Section 401(k)), the FRP, and other similar plans. For the years ended December 31, 2018, December 31, 2017, and December 31, 2016, we recorded expenses of $41 million, $39 million, and $36 million, respectively, related to the Retirement Savings Plan based on a percentage of eligible employee contributions on stipulated amounts. The majority of these contributions relate to hotel property level employees, which are reimbursable to us and are included in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and costs incurred on behalf of managed and franchised properties on our consolidated statements of income.
Deferred Compensation Plans—We provide nonqualified deferred compensation for certain employees through the DCP. Contributions and investment elections are determined by the employees, and we provide contributions to certain eligible employees according to pre-established formulas. The DCP is fully funded through a rabbi trust, therefore changes in the underlying securities impact the deferred compensation liability, which is recorded in other long-term liabilities (see Note 13) and the corresponding marketable securities assets (see Note 4).
Employee Stock Purchase Program—We provide the Hyatt Hotels Corporation ESPP, which qualifies under Section 423 of the Internal Revenue Code. The ESPP provides eligible employees the opportunity to purchase shares of the Company's common stock on a quarterly basis through payroll deductions at a price equal to 95% of the fair value on the last trading day of each quarter. Approximately 62,000 shares and 69,000 shares were issued under the ESPP during 2018 and 2017, respectively.
13.    OTHER LONG-TERM LIABILITIES

	December 31, 2018	December 31, 2017
Deferred compensation plans funded by rabbi trusts (Note 4)	$367	$402
Taxes payable	131	107
Self-insurance liabilities (Note 15)	78	69
Guarantee liabilities (Note 15)	76	104
Deferred income taxes (Note 14)	54	62
Other	134	119
Total other long-term liabilities	$840	$863
14.    INCOME TAXES
Our tax provision includes federal, state, local, and foreign income taxes.

	Years Ended December 31,
	2018	2017	2016
U.S. income before tax	$652	$650	$157
Foreign income before tax	299	72	125
Income before income taxes	$951	$722	$282

The provision (benefit) for income taxes from continuing operations is comprised of the following:

	Years Ended December 31,
	2018	2017	2016
Current:
Federal	$140	$201	$66
State	50	45	15
Foreign	25	30	7
Total Current	$215	$276	$88
Deferred:
Federal	$(35)	$46	$(20)
State	(12)	(3)	(3)
Foreign	14	13	11
Total Deferred	$(33)	$56	$(12)
Total	$182	$332	$76
The following is a reconciliation of the statutory federal income tax rate to the effective tax rate from continuing operations:

	Years Ended December 31,
	2018	2017	2016
Statutory U.S. federal income tax rate	21.0%	35.0%	35.0%
State income taxes—net of federal tax benefit	2.6	3.8	3.2
Impact of foreign operations (excluding unconsolidated hospitality ventures losses)	(5.6)	(5.4)	(7.5)
U.S. foreign tax credits	(1.6)	0.7	(2.6)
Tax Act deferred rate change	(0.1)	6.3	—
Tax Act deemed repatriation tax	0.3	1.8	—
Change in valuation allowances	0.9	1.0	3.7
Foreign unconsolidated hospitality ventures	0.9	0.9	1.2
Tax contingencies	1.0	1.0	(5.4)
Equity based compensation	0.3	0.6	0.4
General business credits	(0.5)	(0.3)	(0.8)
Other	(0.1)	0.5	(0.2)
Effective income tax rate	19.1%	45.9%	27.0%

During the year ended December 31, 2018, we completed our accounting for the 2017 Tax Act. As such, we finalized our measurement period adjustments in relation to SAB 118 and recognized measurement period adjustments related to our net deferred tax revaluation, deemed repatriation tax, and valuation allowance on certain foreign tax credits. We have not changed our indefinite reinvestment assertion, and we have elected to account for the impact of global intangible low tax income based on the period cost method. While we consider our accounting for the 2017 Tax Act to be complete, we continue to evaluate new guidance and legislation as it is issued. Below is a summary of our final measurement period adjustments as of December 31, 2018:

•	We recognized a $1 million decrease to our provisional expense related to our net deferred tax revaluation. During the year ended December 31, 2017, we recognized a provisional expense of $45 million;

•
We recognized an additional $2 million of provisional deemed repatriation tax expense, including state tax impacts. During the year ended December 31, 2017, we recognized a provisional expense of $13 million; and

•
We recognized a $15 million decrease to our provisional valuation allowance related to foreign tax credits that are now expected to be utilized in the future based on proposed Treasury regulations issued on November 28, 2018. During the year ended December 31, 2017, we recognized a provisional valuation allowance of $15 million.

Significant items affecting the 2018 effective tax rate include the decrease in the U.S. corporate income tax rate from 35% to 21% as part of the 2017 Tax Act, the low effective tax rate on the HRMC transaction, and the release of a valuation allowance on foreign tax credits expected to be utilized within the allowed carryforward period. These benefits are partially offset by the impact of certain foreign net operating losses generated that are not expected to be utilized in the future.

Significant items affecting the 2017 effective tax rate include a $45 million expense related to reducing our net deferred tax assets to the lower U.S. corporate income tax rate. Additional items that impacted the 2017 effective tax rate include certain foreign net operating losses generated that are not expected to be utilized in the future. These losses were partially offset by the benefit related to the rate differential of foreign operations and the recognition of $10 million of foreign tax credits generated by distributions from certain foreign subsidiaries.

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
The components of the net deferred tax assets and deferred tax liabilities are comprised of the following:

	December 31, 2018	December 31, 2017
Deferred tax assets related to:
Employee benefits	$133	$128
Foreign and state net operating losses and credit carryforwards	57	65
Investments	37	30
Allowance for uncollectible assets	31	31
Loyalty program	99	89
Interest and state benefits	3	1
Unrealized losses	3	2
Other	41	46
Valuation allowance	(41)	(51)
Total deferred tax asset	$363	$341
Deferred tax liabilities related to:
Property and equipment	$(131)	$(157)
Investments	(16)	(19)
Intangibles	(49)	(32)
Unrealized gains	(24)	(35)
Prepaid expenses	(7)	(8)
Other	(10)	(11)
Total deferred tax liabilities	$(237)	$(262)
Net deferred tax assets	$126	$79
Recognized in the balance sheet as:
Deferred tax assets—noncurrent	$180	$141
Deferred tax liabilities—noncurrent	(54)	(62)
Total	$126	$79
During the year ended December 31, 2018, significant changes to our deferred tax balances include a $26 million decrease in the property and equipment deferred tax liability as a result of the HRMC transaction and an $17 million increase in the intangible deferred tax liability primarily related to book basis in excess of tax basis as a result of intangible assets acquired in the Two Roads acquisition (see Note 7).
As of December 31, 2018, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $538 million, of which $332 million have previously been taxed in the U.S. primarily due to the one-time transition tax on foreign earnings required by the 2017 Tax Act. Any additional taxes due with respect to such earnings or the excess of book basis over tax basis of our foreign investments would generally be limited to foreign withholding and U.S. state income taxes. We continue to assert that undistributed net earnings with respect to certain foreign subsidiaries that have not previously been taxed in the U.S. are indefinitely reinvested.

At December 31, 2018, we have $44 million of deferred tax assets for future tax benefits related to foreign and state net operating losses and $13 million of benefits related to federal and state credits. Of these deferred tax assets, $33 million relate to net operating losses and federal and state credits that expire in 2019 through 2038. However, $24 million primarily relate to foreign net operating losses that have no expiration date and may be carried forward indefinitely. A valuation allowance of $41 million is recorded for certain deferred tax assets related to net operating losses and credits that we do not believe are more likely than not to be realized.
At December 31, 2018 and December 31, 2017, total unrecognized tax benefits were $116 million and $94 million, respectively, of which $15 million and $33 million, respectively, would impact the effective tax rate if recognized. It is reasonably possible that a reduction of up to $7 million of unrecognized tax benefits could occur within 12 months resulting from the expiration of certain tax statutes of limitations and tax settlements.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017
Unrecognized tax benefits—beginning balance	$94	$86
Total increases—current-period tax positions	10	11
Total increases (decreases)—prior-period tax positions	18	(1)
Settlements	(1)	—
Lapse of statute of limitations	(4)	(3)
Foreign currency fluctuation	(1)	1
Unrecognized tax benefits—ending balance	$116	$94
In 2018, the $22 million net increase in uncertain tax positions is primarily related to an accrual for the U.S. treatment of the loyalty program. The increase in prior period tax positions relates to local tax filing positions identified as a result of the Two Roads acquisition (see Note 7) and a state tax accrual related to filing positions taken on the 2017 state tax returns.
In 2017, the $8 million net increase in uncertain tax positions is primarily related to an accrual for the U.S. tax treatment of the loyalty program. The lapse of statute of limitations is due to various foreign tax filing positions.
We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total gross accrued interest and penalties were $18 million and $14 million at December 31, 2018 and December 31, 2017, respectively.
The amount of interest and penalties recognized as a component of income tax expense in 2018 was insignificant, comprised primarily of a benefit of $2 million resulting from the release of interest and penalties related to certain foreign tax positions, offset by expense of $2 million on federal, state, and foreign tax matters.
The amount of interest and penalties recognized as a component of income tax expense in 2017 was insignificant and is comprised primarily of a benefit of $3 million resulting from the release of interest and penalties related to certain foreign tax positions and an additional interest and penalty accrual of $2 million on federal, state, and foreign tax matters.
We are subject to audits by federal, state, and foreign tax authorities. We are currently not under exam by the IRS. As discussed in more detail below, U.S. tax years 2009 through 2011 are before the U.S. Tax Court and tax years 2012 through 2014 are at the IRS appeals level. Additionally, we have a pending Advanced Pricing Agreement request with the U.S. related to tax years 2012 and forward. During the first quarter of 2017, the IRS issued a "Notice of Deficiency" for our 2009 through 2011 tax years. We disagree with the IRS' assessment related to the inclusion of loyalty program contributions as taxable income to the Company. In the second quarter of 2017, we filed a petition with the U.S. Tax Court for redetermination of the tax liability asserted by the IRS related to the loyalty program. During the year ended December 31, 2018, the IRS issued a Revenue Agent's Report for the subsequent audit period covering tax years 2012 through 2014, which reflected the carryover effect of the loyalty program issue currently before the U.S. Tax Court. We filed a formal protest with the IRS in October of 2018. If the IRS' position is upheld, it would result in an income tax payment of $179 million (including $35 million of estimated interest, net of federal tax benefit) for all assessed years that would be partially offset by a deferred tax asset. As future tax benefits will be recognized at the reduced U.S. corporate income tax rate, $61 million of the payment and related interest would have an impact on the effective tax rate, if recognized. We believe we have an adequate uncertain tax liability recorded in connection with this matter.
We have several state audits pending, specifically in Illinois and Florida. State income tax returns are generally subject to examination for a period of three to five years after filing of the return. However, the state impact of any federal changes remains subject to examination by various states for a period generally up to one year after formal notification to the states of the federal changes. We also have several foreign audits pending. The statutes of limitations for the foreign jurisdictions ranges from three to ten years after filing the applicable tax return.
15.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:
Commitments—At December 31, 2018, we are committed, under certain conditions, to lend or invest up to $419 million, net of any related letters of credit, in various business ventures, including a commitment to purchase land and a to-be-constructed hotel located in Portland, Oregon from the developer for a remaining purchase price of approximately $136 million upon substantial completion of construction.
Performance Guarantees—Certain of our contractual agreements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels (see Note 2).
Our most significant performance guarantee relates to four managed hotels in France that we began managing in the second quarter of 2013 ("the four managed hotels in France"), which has a term of seven years, and approximately one and one-half years remaining. This guarantee has a maximum cap, but does not have an annual cap. The remaining maximum exposure related to our performance guarantees at December 31, 2018 was $257 million, of which €180 million ($206 million using exchange rates at December 31, 2018) related to the four managed hotels in France.
We had $47 million and $71 million of total net performance guarantee liabilities at December 31, 2018 and December 31, 2017, respectively, which included $25 million and $45 million recorded in other long-term liabilities and $22 million and $26 million in accrued expenses and other current liabilities on our consolidated balance sheets, respectively.

	The four managed hotels in France		Other performance guarantees		All performance guarantees
	2018	2017	2018	2017	2018	2017
Beginning balance, January 1	$58	$66	$13	$13	$71	$79
Initial guarantee obligation liability	—	—	—	3	—	3
Amortization of initial guarantee obligation liability into income	(15)	(15)	(3)	(4)	(18)	(19)
Performance guarantee expense, net	55	76	4	1	59	77
Net payments during the year	(62)	(78)	(3)	—	(65)	(78)
Foreign currency exchange, net	—	9	—	—	—	9
Ending balance, December 31	$36	$58	$11	$13	$47	$71
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. At December 31, 2018 and December 31, 2017, there were no amounts recorded on our consolidated balance sheets related to these performance test clauses.

Debt Repayment and Other Guarantees—We enter into various debt repayment and other guarantees in order to assist property owners in obtaining third-party financing or to obtain more favorable borrowing terms. Included within debt repayment and other guarantees are the following:

Property description	Maximum potential future payments	Maximum exposure net of recoverability from third parties	Other long-term liabilities recorded at December 31, 2018	Other long-term liabilities recorded at December 31, 2017	Year of guarantee expiration
Hotel property in Washington State (1), (3), (4), (5)	$215	$—	$16	$26	2020
Hotel properties in India (2), (3)	172	172	10	17	2020
Hotel and residential properties in Brazil (1), (4)	95	40	3	4	various, through 2021
Hotel property in Massachusetts (1), (6)	95	16	8	1	various, through 2022
Hotel property in Oregon (1), (5)	54	7	4	—	various, through 2022
Hotel properties in California (1)	31	13	4	6	various, through 2021
Hotel property in Arizona (1), (4)	25	—	1	1	2019
Other (1)	30	19	5	4	various, through 2022
Total	$717	$267	$51	$59

(1) We have agreements with our unconsolidated hospitality venture partners, the respective hotel owners, or other third parties to recover certain amounts funded under the debt repayment guarantee; the recoverability mechanism may be in the form of cash, financing receivable, or HTM debt security.
(2) Debt repayment guarantee is denominated in Indian rupees and translated using exchange rates at December 31, 2018. We have the contractual right to recover amounts funded from the unconsolidated hospitality venture, which is a related party. We expect our maximum exposure to be $86 million, taking into account our partner's 50% ownership interest in the unconsolidated hospitality venture.
(3) Under certain events or conditions, we have the right to force the sale of the property(ies) in order to recover amounts funded.
(4) If certain funding thresholds are met or if certain events occur, we have the ability to assume control of the property. With respect to properties in Brazil, this right only exists for the residential property.
(5) We are subject to a completion guarantee whereby the parties agree to substantially complete the construction of the project by a specified date. In the event of default, we are obligated to complete construction using the funds available from the outstanding loan. Any additional funds paid by us are subject to partial recovery in the form of cash or HTM debt security. At December 31, 2018, the maximum potential future payments and maximum exposure net of recoverability from third parties under the completion guarantees are $39 million and $1 million, respectively.
(6) We are subject to a completion guarantee whereby the parties agree to substantially complete the construction of the project by a specified date. In the event of default, we are obligated to complete construction and any additional funds paid by us are not recoverable. At December 31, 2018, the maximum potential future payments and maximum exposure net of recoverability from third parties under the completion guarantee is $68 million and $2 million, respectively.
At December 31, 2018, we are not aware of, nor have we received notification that property owners are not current on their debt service obligations, where we have provided a debt repayment guarantee.
Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be $128 million and $177 million at December 31, 2018 and December 31, 2017, respectively. Based upon the lack of available market data, we have classified our guarantees as Level Three in the fair value hierarchy.
Insurance—We obtain commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property, cyber risk, and other miscellaneous coverages. A portion of the risk is retained on a self-insurance basis primarily through U.S.-based and licensed captive insurance companies that are wholly owned subsidiaries of Hyatt and generally insure our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Reserves for losses in our captive insurance companies to be paid within 12 months are $38 million and $32 million at December 31, 2018 and December 31, 2017, respectively, and are classified within accrued expenses and other current liabilities on our consolidated balance sheets, while reserves for losses in our captive insurance companies to be paid in future periods are $78 million and $69 million at December 31, 2018 and December 31, 2017, respectively, and are included in other long-term liabilities on our consolidated balance sheets. At December 31, 2018, $10 million of standby letters of credit were issued to provide collateral for the estimated claims, which are guaranteed by us.

Collective Bargaining Agreements—At December 31, 2018, approximately 22% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between us and various unions. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety Bonds—Surety bonds issued on our behalf were $35 million at December 31, 2018 and primarily relate to workers' compensation, taxes, licenses, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at December 31, 2018 were $277 million, which relate to our ongoing operations, hotel properties under development in the U.S., including one unconsolidated hospitality venture, collateral for estimated insurance claims, and securitization of our performance under our debt repayment guarantees associated with the hotel properties in India and the residential property in Brazil, which are only called upon if we default on our guarantees. The letters of credit outstanding do not reduce the available capacity under our revolving credit facility (see Note 10).
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
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, we have not recognized a liability in connection with this matter. As of December 31, 2018, our maximum exposure is not expected to exceed $18 million.
16.    STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
Common Stock—At December 31, 2018, Pritzker family business interests beneficially owned, in the aggregate, approximately 96.6% of our Class B common stock and approximately 0.1% of our Class A common stock, representing approximately 60.9% of the outstanding shares of our common stock and approximately 91.3% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests are able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors and other significant corporate transactions. While the voting agreements are in effect, they may provide our board of directors with effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. Pursuant to the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, the Pritzker family business interests have agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock. In addition, other stockholders beneficially own, in the aggregate, approximately 3.4% of our outstanding Class B common stock representing approximately 2.1% of the outstanding shares of our common stock and approximately 3.2% of the total voting power of our outstanding common stock. Pursuant to the 2007

Stockholders' Agreement, these entities have also agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock.
Share Repurchase—During 2018, 2017, and 2016, our board of directors authorized the repurchase of up to $750 million, $1,250 million, and $500 million, respectively, of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction, at prices we deem appropriate and subject to market conditions, applicable law, and other factors deemed relevant in our sole discretion. The common stock repurchase program applies to our Class A common stock and our Class B common stock. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time.
During the years ended December 31, 2018 and December 31, 2017, we entered into the following ASR programs with third-party financial institutions to repurchase Class A shares:

	Total number of shares repurchased (1)	Weighted-average price per share	Total cash paid
March 2017 (2)	5,393,669	$55.62	$300
August 2017 (2)	1,666,484	$60.01	$100
November 2017 (2), (3)	1,397,164	$71.57	$100
May 2018 (4)	2,481,341	$80.60	$200
November 2018 (4)	2,575,095	$69.90	$180

(1) The delivery of shares resulted in a reduction in weighted-average common shares outstanding for basic and diluted earnings per share (see Note 20).
(2) The March 2017 ASR, the August 2017 ASR, and the November 2017 ASR are collectively referred to as the "2017 ASR Agreements."
(3) During the year ended December 31, 2017, we received an initial delivery of 1,152,904 repurchased shares at a weighted-average price per share of $69.39. At December 31, 2017, the remaining shares yet to be delivered totaled $20 million, which were accounted for as an equity-classified forward contract and were settled subsequent to December 31, 2017 for 244,260 shares.
(4) The May 2018 ASR and the November 2018 ASR are collectively referred to as the "2018 ASR Agreements."
During the year ended December 31, 2018, we repurchased 12,723,895 shares of common stock, including settlement of the 2018 ASR Agreements and 244,260 shares representing the settlement of the November 2017 ASR. The shares of common stock were repurchased at a weighted-average price of $75.68 per share for an aggregate purchase price of $966 million, excluding related insignificant expenses. The aggregate purchase price includes $20 million of shares delivered in the settlement of the November 2017 ASR in 2018, for which payment was made during 2017. The shares repurchased during 2018 represented approximately 11% of our total shares of common stock outstanding at December 31, 2017.
During the year ended December 31, 2017, we repurchased 12,186,308 shares of common stock, including shares repurchased pursuant to the 2017 ASR Agreements. The shares of common stock were repurchased at a weighted-average price of $59.34 per share for an aggregate purchase price of $723 million, excluding related insignificant expenses. The shares repurchased during 2017 represented approximately 9% of our total shares of common stock outstanding at December 31, 2016.
The shares of Class A common stock repurchased on the open market were retired and returned to the status of authorized and unissued shares, while the shares of Class B common stock repurchased were retired and the total number of authorized Class B shares was reduced by the number of shares retired during the year ended December 31, 2018 (see Note 18). At December 31, 2018, we had $668 million remaining under the share repurchase authorization.

Accumulated Other Comprehensive Loss

	Balance at January 1, 2018	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss (a)	Balance at December 31, 2018
Foreign currency translation adjustments	$(243)	$(25)	$77	$(191)
Unrecognized pension cost	(7)	2	—	(5)
Unrealized losses on derivative instruments	(3)	(1)	—	(4)
Accumulated other comprehensive income (loss)	$(253)	$(24)	$77	$(200)
(a) The amounts reclassified from accumulated other comprehensive loss include the net gain recognized in gains on sales of real estate related to the derecognition of a wholly owned subsidiary and the HRMC transaction (see Note 7).

	Balance at January 1, 2017	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at December 31, 2017
Foreign currency translation adjustments	$(299)	$56	$—	$(243)
Unrealized gains on AFS securities (b)	33	10	25	68
Unrecognized pension cost	(7)	—	—	(7)
Unrealized gains (losses) on derivative instruments	(4)	1	—	(3)
Accumulated other comprehensive income (loss)	$(277)	$67	$25	$(185)
(b) The presentation above was revised to reflect the gross impact of the redemption of certain Playa securities (see Note 4), which was previously presented on a net basis within current period other comprehensive income (loss) before reclassification. The revised presentation above reflects the $40 million realized loss ($25 million net of tax) recognized in other income (loss), net (see Note 21) in the period of redemption as an amount reclassified from accumulated other comprehensive loss.

Dividend—During the year ended December 31, 2018, we paid cash dividends of $27 million and $41 million, respectively, to Class A and Class B shareholders of record as follows:

Date declared	Dividend per share amount for Class A and Class B	Date of record	Date paid
February 14, 2018	$0.15	March 22, 2018	March 29, 2018
May 16, 2018	$0.15	June 19, 2018	June 28, 2018
July 31, 2018	$0.15	September 6, 2018	September 20, 2018
October 30, 2018	$0.15	November 28, 2018	December 10, 2018

17.    STOCK-BASED COMPENSATION
As part of our LTIP, we award SARs, RSUs, and PSUs to certain employees (see Note 2). Under the LTIP, we are authorized to issue up to 14,375,000 shares. Compensation expense and unearned compensation presented below exclude amounts related to employees of our managed hotels and other employees whose payroll is reimbursed, as this expense has been and will continue to be reimbursed by our third-party hotel owners and is recognized within revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and costs incurred on behalf of managed and franchised properties on our consolidated statements of income. Stock-based compensation expense included in selling, general, and administration expense on our consolidated statements of income related to these awards was as follows:

	Years Ended December 31,
	2018	2017	2016
SARs	$10	$11	$10
RSUs	15	16	15
PSUs and PSs	4	2	—
Total	29	29	25
The expected income tax benefit to be realized at the time of vest related to these awards for the years ended December 31, 2018, December 31, 2017, and December 31, 2016 was as follows:

	Years Ended December 31,
	2018	2017	2016
SARs	$2	$3	$4
RSUs	4	4	5
PSUs and PSs	1	1	—
Total	7	8	9
SARs—The following table sets forth a summary of the SAR grants in 2018, 2017, and 2016:

Grant date	Granted	Value at date of grant	Vesting period		Vesting start month
May 2018	38,918	21.84	25	% annually	March 2019
March 2018	465,842	21.13	25	% annually	March 2019
September 2017	20,139	18.62	25	% annually	September 2018
March 2017	605,601	16.35	25	% annually	March 2018
March 2016	45,710	14.22	33	% annually	March 2017
March 2016	878,714	14.54	25	% annually	March 2017
The weighted-average grant date fair value for the awards granted in 2018, 2017, and 2016 was $21.18, $16.42, and $14.52, respectively.
The fair value of each SAR was estimated based on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	2018	2017	2016
Exercise price	$80.12	$52.93	$47.36
Expected life in years	6.24	6.24	6.23
Risk-free interest rate	2.79%	2.11%	1.55%
Expected volatility	22.97%	26.56%	27.72%
Annual dividend yield	0.75%	—%	—%
Due to a lack of historical exercise information, the expected life was estimated based on the midpoint between the vesting period and the contractual life of each SAR. The risk-free interest rate was based on U.S. Treasury instruments with similar expected life. We calculate volatility using our trading history over a time period consistent with our expected term assumption. The dividend yield assumption is based on the expected annualized dividend payment at the date of grant.

A summary of employee SAR activity is presented below:

	SAR units	Weighted-average exercise price (in whole dollars)	Weighted-average remaining contractual term
Outstanding at December 31, 2017:	3,599,955	$47.09	6.30
Granted	504,760	80.12
Exercised	(371,108)	47.89
Forfeited or expired	(244,721)	54.32
Outstanding at December 31, 2018:	3,488,886	$51.27	5.80
Exercisable at December 31, 2018:	2,199,572	$45.18	4.42
During the year ended December 31, 2018, the intrinsic value of exercised SARs was $7 million. The total intrinsic value of SARs outstanding at December 31, 2018 was $63 million, and the total intrinsic value for exercisable SARs was $49 million at December 31, 2018.
RSUs—The following table sets forth a summary of the employee RSU grants:

Grant date	RSUs	Value	Total value	Vesting period
December 2018	9,650	67.34	1	various
September 2018	10,034	76.72	1	various
May 2018	4,306	81.27	—	4 years
March 2018	254,707	80.02	20	various
February 2018	3,502	78.52	—	4 years
December 2017	9,238	70.35	1	various
September 2017	22,357	61.50	1	various
September 2017	43,151	60.48	3	various
May 2017	1,390	57.51	—	4 years
March 2017	416,404	52.65	22	various
December 2016	40,633	56.60	2	4 years
March 2016	444,629	47.36	21	4 years
The weighted-average grant date fair value for the awards granted in 2018, 2017, and 2016 was $79.47, $54.08, and $48.13, respectively. The liability and related expense for granted cash-settled RSUs are insignificant at and for the year ended December 31, 2018.
A summary of the status of the nonvested employee RSU awards outstanding under the LTIP is presented below:

	RSUs	Weighted-average grant date fair value
Nonvested at December 31, 2017:	1,029,584	$52.22
Granted	282,199	79.47
Vested	(391,048)	52.13
Forfeited or canceled	(123,905)	55.60
Nonvested at December 31, 2018:	796,830	$61.31
The total intrinsic value of nonvested RSUs at December 31, 2018 was $54 million.

PSUs—The following table sets forth a summary of PSU grants:

Year granted	Granted	Weighted-average grant date fair value	Performance period	Performance period start date
2018 PSUs	89,441	$82.10	3 years	January 1, 2018
2017 PSUs	102,115	$52.65	3 years	January 1, 2017
2016 PSUs	111,620	$47.36	3 years	January 1, 2016
There were 71,807 shares forfeited during the year ended December 31, 2018. At December 31, 2018, the total intrinsic value of nonvested PSUs if target performance is achieved was $14 million.
Unearned Compensation—Our total unearned compensation for our stock-based compensation programs at December 31, 2018 is as follows and is expected to be recorded as stock-based compensation expense:

	2019	2020	2021	2022	Total
SARs	$2	$1	$—	$—	$3
RSUs	6	4	2	1	13
PSUs	3	2	—	—	5
Total	$11	$7	$2	$1	$21
18.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Legal Services—A partner in a law firm that provided services to us throughout 2018, 2017, and 2016 is the brother-in-law of our Executive Chairman. We incurred $6 million, $3 million, and $2 million of legal fees with this firm for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively. At December 31, 2018 and December 31, 2017, we had insignificant amounts due to the law firm.
Equity Method Investments—We have equity method investments in entities that own properties for which we receive management or franchise fees. We recognized $20 million, $24 million, and $30 million of fees for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively. At December 31, 2018 and December 31, 2017, we had $17 million and $11 million, respectively, of receivables due from these properties. In addition, in some cases we provide loans (see Note 6) or guarantees (see Note 15) to these entities. During the years ended December 31, 2018, December 31, 2017, and December 31, 2016, we recognized $7 million, $5 million, and $5 million, respectively, of income related to these guarantees. Our ownership interest in these unconsolidated hospitality ventures varies from 24% to 50%. See Note 4 for further details regarding these investments.
Class B Share Repurchase—During 2018, we repurchased 2,430,654 shares of Class B common stock for a weighted-average price of $78.10 per share, for an aggregate purchase price of approximately $190 million. The shares repurchased represented approximately 2% of our total shares of common stock outstanding at December 31, 2017. During 2017, we repurchased 3,089,437 shares of Class B common stock at a weighted-average price of $63.30 per share, for an aggregate purchase price of approximately $196 million. The shares repurchased represented approximately 2% of our total shares of common stock outstanding at December 31, 2016. The shares of Class B common stock were repurchased in privately negotiated transactions from trusts for the benefit of certain Pritzker family members and limited partnerships owned indirectly by trusts for the benefit of certain Pritzker family members and were retired, thereby reducing the total number of shares outstanding and reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.
Class B Share Conversion—During the years ended December 31, 2018 and December 31, 2017, 1,207,355 shares and 17,019,935 shares, respectively, of Class B common stock were converted on a share-for-share basis into shares of our Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock have been retired, thereby reducing the shares of Class B common stock authorized and outstanding.
19.    SEGMENT AND GEOGRAPHIC INFORMATION
Our reportable segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the CODM to assess performance and make decisions regarding the allocation of resources. We define our reportable segments as follows:

•
Owned and leased hotels—This segment derives its earnings from owned and leased hotel properties located predominantly in the United States but also in certain international locations and for purposes of segment Adjusted EBITDA, includes our pro rata share of the Adjusted EBITDA of our unconsolidated hospitality ventures, based on our ownership percentage of each venture. Adjusted EBITDA includes intercompany expenses related to management fees paid to the Company's management and franchising segments, which are eliminated in consolidation. Intersegment revenues relate to promotional award redemptions earned by our owned and leased hotels related to our co-branded credit cards and revenues earned under the loyalty program for stays at our owned and leased hotels and are eliminated in consolidation.

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
Effective January 1, 2018, we made two modifications to our definition of Adjusted EBITDA with the implementation of ASU 2014-09. Our definition has been updated to exclude Contra revenue which was previously recognized as amortization expense. As this is strictly a matter of financial presentation, we have excluded Contra revenue in order to be consistent with our prior treatment and to reflect the way in which we manage our business. We have also excluded revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and costs incurred on behalf of managed and franchised properties. These revenues and costs previously netted to zero within Adjusted EBITDA. Under ASU 2014-09, the recognition of certain revenue differs from the recognition of related costs, creating timing differences that would otherwise impact Adjusted EBITDA. We have not changed our management of these revenues or expenses, nor do we consider these timing differences to be reflective of our core operations. These changes reflect how our CODM evaluates each segment's performance and also facilitate comparison with our competitors. We have applied this change to 2017 and 2016 historical results to allow for comparability between the periods presented.

The table below shows summarized consolidated financial information by segment. Included within corporate and other are the results of Miraval and Exhale, Hyatt Residence Club license fees, condominium rental program and homeowner association operations, results related to our co-branded credit cards, and unallocated corporate expenses.

	Years Ended December 31,
	2018	2017	2016
Owned and leased hotels
Owned and leased hotels revenues	$1,889	$2,159	$2,139
Other revenues	—	13	—
Intersegment revenues (a)	33	38	42
Adjusted EBITDA	428	490	516
Depreciation and amortization	266	295	285
Capital expenditures	194	195	200
Americas management and franchising
Management, franchise, and other fees revenues	400	380	350
Contra revenue	(13)	(12)	(11)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	1,787	1,625	1,607
Intersegment revenues (a)	70	74	75
Adjusted EBITDA	352	327	297
Depreciation and amortization	9	7	7
Capital expenditures	1	—	—
ASPAC management and franchising
Management, franchise, and other fees revenues	127	112	96
Contra revenue	(2)	(1)	(1)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	95	79	73
Intersegment revenues (a)	2	2	2
Adjusted EBITDA	78	70	57
Depreciation and amortization	1	1	—
Capital expenditures	4	1	1
EAME/SW Asia management and franchising
Management, franchise, and other fees revenues	80	69	64
Contra revenue	(5)	(5)	(4)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	68	58	51
Intersegment revenues (a)	10	10	10
Adjusted EBITDA	46	37	31
Depreciation and amortization	1	—	1
Capital expenditures	1	1	1
Corporate and other
Revenues	132	100	19
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	6	—	—
Intersegment revenues (a)	(5)	(9)	(11)
Adjusted EBITDA	(127)	(135)	(138)
Depreciation and amortization	50	45	33
Capital expenditures	97	101	9
Eliminations (a)
Revenues	(110)	(115)	(118)
Adjusted EBITDA	—	3	—

TOTAL
Revenues	$4,454	$4,462	$4,265
Adjusted EBITDA	777	792	763
Depreciation and amortization	327	348	326
Capital expenditures	297	298	211

(a)	Intersegment revenues are included in the management, franchise, and other fees revenues, owned and leased hotels revenues, and other revenues and eliminated in Eliminations.
The table below presents summarized consolidated balance sheet information by segment:

	December 31, 2018	December 31, 2017
Total Assets:
Owned and leased hotels	$4,118	$4,844
Americas management and franchising	842	521
ASPAC management and franchising	203	121
EAME/SW Asia management and franchising	225	196
Corporate and other	2,255	1,890
Total	$7,643	$7,572
The following tables present revenues and property and equipment, net, intangibles, net, and goodwill by geographical region:

	Years Ended December 31,
	2018	2017	2016
Revenues:
United States	$3,587	$3,619	$3,461
All foreign	867	843	804
Total	$4,454	$4,462	$4,265

	December 31, 2018	December 31, 2017
Property and equipment, net, Intangibles, net, and Goodwill:
United States	$3,670	$3,524
All foreign	849	965
Total	$4,519	$4,489

The table below provides a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to our consolidated Adjusted EBITDA:

	Years Ended December 31,
	2018	2017	2016
Net income attributable to Hyatt Hotels Corporation	$769	$389	$206
Interest expense	76	80	76
Provision for income taxes	182	332	76
Depreciation and amortization	327	348	326
EBITDA	1,354	1,149	684
Contra revenue	20	18	16
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(1,956)	(1,762)	(1,731)
Costs incurred on behalf of managed and franchised properties	1,981	1,782	1,742
Equity earnings from unconsolidated hospitality ventures	(8)	(219)	(67)
Stock-based compensation expense	29	29	25
(Gains) losses on sales of real estate	(772)	(236)	6
Asset impairments	25	—	—
Other (income) loss, net	49	(42)	(12)
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	55	73	100
Adjusted EBITDA	$777	$792	$763

20.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, are as follows:

	Years Ended December 31,
	2018	2017	2016
Numerator:
Net income	$769	$390	$206
Net income and accretion attributable to noncontrolling interests	—	(1)	—
Net income attributable to Hyatt Hotels Corporation	$769	$389	$206
Denominator:
Basic weighted-average shares outstanding	113,259,113	124,836,917	132,930,578
Share-based compensation and equity-classified forward contract	1,865,904	1,509,986	1,008,753
Diluted weighted-average shares outstanding	115,125,017	126,346,903	133,939,331
Basic Earnings Per Share:
Net income	$6.79	$3.13	$1.55
Net income and accretion attributable to noncontrolling interests	—	(0.01)	—
Net income attributable to Hyatt Hotels Corporation	$6.79	$3.12	$1.55
Diluted Earnings Per Share:
Net income	$6.68	$3.09	$1.53
Net income and accretion attributable to noncontrolling interests	—	(0.01)	—
Net income attributable to Hyatt Hotels Corporation	$6.68	$3.08	$1.53
The computations of diluted net income per share for the years ended December 31, 2018, December 31, 2017, and December 31, 2016 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Years Ended December 31,
	2018	2017	2016
SARs	100	21,400	74,500
RSUs	—	100	900

21.    OTHER INCOME (LOSS), NET

	Years Ended December 31,
	2018	2017	2016
Interest income (Note 4)	$28	$110	$28
Depreciation recovery	22	27	25
Performance guarantee liability amortization (Note 15)	18	19	34
Debt repayment guarantee liability amortization (Note 15)	11	10	3
Foreign currency gains (losses), net	4	(2)	1
Pre-condemnation income	4	18	—
Cease use liability	—	(21)	—
Realized losses, net (Note 4)	(3)	(41)	(4)
Loss on extinguishment of debt (Note 10)	(7)	—	(2)
Transaction costs	(10)	(4)	(4)
Impairment of an equity security without a readily determinable fair value (Note 4)	(22)	—	—
Unrealized gains (losses), net (Note 4)	(47)	1	(1)
Performance guarantee expense, net (Note 15)	(59)	(77)	(63)
Other	12	2	(5)
Other income (loss), net	$(49)	$42	$12
During the year ended December 31, 2017, we relocated our corporate headquarters and recognized a $21 million cease use liability.
We recognized approximately $4 million and $18 million during the years ended December 31, 2018 and December 31, 2017, respectively, primarily related to pre-condemnation income for relinquishment of subterranean space at an owned hotel.
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

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Consolidated statements of income data:
Total revenues	$1,138	$1,074	$1,133	$1,109	$1,117	$1,070	$1,149	$1,126
Direct and selling, general, and administrative expenses	1,054	1,012	1,026	1,030	1,072	1,011	1,048	1,071
Net income	44	237	77	411	213	19	103	55
Net income attributable to Hyatt Hotels Corporation	44	237	77	411	213	18	103	55
Net income per share—basic	$0.41	$2.12	$0.67	$3.47	$1.78	$0.15	$0.82	$0.43
Net income per share— diluted	$0.40	$2.09	$0.66	$3.40	$1.75	$0.15	$0.81	$0.42
Cash dividends declared per share	$0.15	$0.15	$0.15	$0.15	$—	$—	$—	$—

HYATT HOTELS CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2018, December 31, 2017, and December 31, 2016
(In millions of dollars)

Description	Balance at beginning of period	Additions charged to revenues, costs and expenses		Additions charged to other accounts		Deductions	Balance at end of period
Year Ended December 31, 2018:
Trade receivables—allowance for doubtful accounts	$21	$15		$—		$(10)	$26
Financing receivables—allowance for losses	108	7		(2)	A	(12)	101
Deferred tax assets—valuation allowance	51	(10)		—		—	41
Year Ended December 31, 2017:
Trade receivables—allowance for doubtful accounts	18	8		—		(5)	21
Financing receivables—allowance for losses	100	6		2	A	—	108
Deferred tax assets—valuation allowance	27	24	B	—		—	51
Year Ended December 31, 2016:
Trade receivables—allowance for doubtful accounts	15	6		—		(3)	18
Financing receivables—allowance for losses	98	10		—		(8)	100
Deferred tax assets—valuation allowance	17	10		—		—	27
A—This amount represents currency translation on foreign currency denominated financing receivables.
B—This amount represents the allowance related to our foreign tax credit carryforward balance.

SCHII-1

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1
Purchase and Sale Agreement dated as of February 19, 2018, among Wailea Hotel & Beach Resort, L.L.C., Hyatt Equities, L.L.C., Grand Hyatt SF, L.L.C. and Host Hotels  & Resorts, L.P. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on April 2, 2018)

2.2
Membership Interest Purchase Agreement, dated as of October 6, 2018, by and among Hyatt Hotels Corporation, Two Roads Hospitality LLC, each of the parties identified as Sellers, and Sellers' Representative (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-34521) filed with the Securities and Exchange Commission on October 31, 2018)

2.3
Amended and Restated Membership Interest Purchase Agreement, dated as of November 30, 2018, by and among Hyatt Hotels Corporation, Two Roads Hospitality LLC, each of the parties identified as Sellers, and Sellers' Representative

3.1
Amended and Restated Certificate of Incorporation of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-34521) filed with the Securities and Exchange Commission on October 31, 2018)

3.2
Amended and Restated Bylaws of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 11, 2014)

4.1
Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 1, 2009)

4.2
Registration Rights Agreement, dated as of August 28, 2007, as amended, by and among Global Hyatt Corporation, Madrone GHC, LLC, Lake GHC, LLC, Shimoda GHC, LLC, GS Sunray Holdings, L.L.C., GS Sunray Holdings Subco I, L.L.C., GS Sunray Holdings Subco II, L.L.C., GS Sunray Holdings Parallel, L.L.C., GS Sunray Holdings Parallel Subco, L.L.C., Mori Building Capital Investment LLC and others party thereto (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

4.3
Joinder Agreement to Registration Rights Agreement, dated as of January 26, 2010, by and among Hyatt Hotels Corporation and Mori Building Co., Ltd. (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-34521) filed with the Securities and Exchange Commission on February 25, 2010)

4.4
Indenture, dated as of August 14, 2009, as amended, between Hyatt Hotels Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

4.5
First Supplemental Indenture, dated as of August 14, 2009, between Hyatt Hotels Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

4.6
Second Supplemental Indenture, dated as of August 4, 2011, between the Company and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File No. 333-176038) filed with the Securities and Exchange Commission on August 4, 2011)

Exhibit Number	Exhibit Description

4.7
Third Supplemental Indenture, dated as of August 9, 2011, between the Company and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 9, 2011)

4.8
Fourth Supplemental Indenture, dated May 10, 2013, between Hyatt Hotels Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 10, 2013)

4.9
Fifth Supplemental Indenture, dated May 10, 2013 between Hyatt Hotels Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 10, 2013)

4.10
Sixth Supplemental Indenture, dated March 7, 2016, between Hyatt Hotels Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 8, 2016)

4.11
Seventh Supplemental Indenture, dated as of August 16, 2018, between the Company and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 16, 2018)

4.12
Form of 6.875% Senior Notes due 2019 (included as part of Exhibit 4.5 above) (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

4.13
Form of 5.375% Senior Notes due 2021 (included as part of Exhibit 4.7 above) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 9, 2011)

4.14
Form of 3.375% Senior Notes due 2023 (included as part of  Exhibit 4.9 above ) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 10, 2013)

4.15
Form of 4.850% Senior Notes due 2026 (included as part of Exhibit 4.10 above) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 8, 2016)

4.16
Form of 4.375% Senior Note due 2028 (included in Exhibit 4.11 above) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 16, 2018)

4.17
Registration Rights Agreement, dated as of October 12, 2009, by and among Hyatt Hotels Corporation and Thomas J. Pritzker, Marshall E. Eisenberg and Karl J. Breyer, solely in their capacity as co-trustees (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 15, 2009)

Exhibit Number	Exhibit Description
10.1
2007 Stockholders' Agreement, dated as of August 28, 2007, as amended, by and among Hyatt Hotels Corporation, Madrone GHC, LLC, Lake GHC, LLC, Shimoda GHC, LLC, GS Sunray Holdings, L.L.C., GS Sunray Holdings Subco I, L.L.C., GS Sunray Holdings Subco II, L.L.C., GS Sunray Holdings Parallel, L.L.C., GS Sunray Holdings Parallel Subco, L.L.C., Mori Building Capital Investment LLC and others party thereto (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

10.2
Joinder Agreement to 2007 Stockholders' Agreement, dated as of January 26, 2010, by and among Hyatt Hotels Corporation and Mori Building Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-34521) filed with the SEC on February 25, 2010)

10.3
Joinder Agreement to 2007 Stockholders' Agreement, dated as of March 12, 2014, by and among Hyatt Hotels Corporation and Gregory B. Penner (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-34521) filed with the Securities and Exchange Commission on February 18, 2015)

+10.4
Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-34521) filed with the SEC on February 18, 2016)

+10.5
First Amendment to Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-34521) filed with the Securities and Exchange Commission on May 3, 2018)

+10.6
Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.7
Amendment to Hyatt Hotels Corporation Non-Employee Director Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on November 3, 2010)

+10.8
Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.9
Second Amendment to Hyatt Hotels Corporation Special Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on November 3, 2010)

+10.10
Amendment to Hyatt Hotels Corporation 2008 and 2009 Restricted Stock Unit Award Agreements, dated December 17, 2010 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34521) filed with the SEC on February 17, 2011)

+10.11
Form of 2009 Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

Exhibit Number	Exhibit Description
+10.12
Form of Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-34521) filed with the Securities and Exchange Commission on February 25, 2010)

+10.13
Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 25, 2016)

+10.14	Form of Deferred Cash Award Agreement under Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan

+10.15	Form of Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan

+10.16	Form of Stock Appreciation Rights Retention Award Agreement under Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan

+10.17	Form of Special Restricted Stock Unit Award Agreement under Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan

+10.18	Form of 2017 Performance Share Unit Award Agreement under Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan

+10.19	Form of Restricted Stock Unit - Cash Settled Award Agreement under Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan

+10.20	Form of Restricted Stock Unit - Stock Settled Award Agreement under Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan

+10.21	Form of 2018 Performance Share Unit Award Agreement under Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan

+10.22
Amended and Restated Hyatt Hotels Corporation Deferred Compensation Plan for Directors, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-34521) filed with the Securities and Exchange Commission on October 31, 2018)

+10.23
Hyatt Hotels Corporation Summary of Amended and Restated Non-Employee Director Compensation, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-34521) filed with the Securities and Exchange Commission on October 31, 2018)

+10.24
Employment Letter, dated as of December 12, 2012, between Hyatt Hotels Corporation and Mark S. Hoplamazian (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 14, 2012)

+10.25
Employment Letter, dated as of December 12, 2012, between Hyatt Hotels Corporation and Thomas J. Pritzker (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 14, 2012)

+10.26
Employment Letter, dated as of October 5, 2018, between Hyatt Corporation and Joan Bottarini (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on October 9, 2018)

Exhibit Number	Exhibit Description
+10.27
Hyatt Hotels Corporation 2018 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 23, 2018)

+10.28	Hyatt International Hotels Retirement Plan

+10.29	Second Amended and Restated Hyatt Corporation Deferred Compensation Plan, effective January 1, 2015)

+10.30	Hyatt Hotels Corporation Amended and Restated Employee Stock Purchase Plan

+10.31
Advisory Agreement, by and between Hyatt Hotels Corporation and Bare Hill Advisory LLC, dated as of May 31, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on June 1, 2018)

10.32
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

10.33
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

10.34
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

10.35
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

99.1
Amended and Restated Global Hyatt Agreement, dated as of October 1, 2009, by and among Thomas J. Pritzker, Marshall E. Eisenberg, and Karl J. Breyer, solely in their capacity as co-trustees, and each signatory thereto

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