Form 10-Q
period 2019-03-31
Hyatt Hotels Corp
filed 2019-05-02
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-34521

HYATT HOTELS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1480589
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

150 North Riverside Plaza 8th Floor, Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)
(312) 750-1234
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock	H	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
At April 26, 2019, there were 38,217,414 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 67,115,828 shares of the registrant's Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
REVENUES:
Owned and leased hotels	$470	$515
Management, franchise, and other fees	141	132
Amortization of management and franchise agreement assets constituting payments to customers	(5)	(5)
Net management, franchise, and other fees	136	127
Other revenues	45	11
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	590	456
Total revenues	1,241	1,109
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	357	384
Depreciation and amortization	80	83
Other direct costs	45	8
Selling, general, and administrative	128	95
Costs incurred on behalf of managed and franchised properties	605	460
Direct and selling, general, and administrative expenses	1,215	1,030
Net gains and interest income from marketable securities held to fund rabbi trusts	30	3
Equity losses from unconsolidated hospitality ventures	(3)	(13)
Interest expense	(19)	(19)
Gains on sales of real estate	1	529
Asset impairments	(3)	—
Other income (loss), net	51	(18)
INCOME BEFORE INCOME TAXES	83	561
PROVISION FOR INCOME TAXES	(20)	(150)
NET INCOME	63	411
NET INCOME AND ACCRETION ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$63	$411
EARNINGS PER SHARE—Basic
Net income	$0.60	$3.47
Net income attributable to Hyatt Hotels Corporation	$0.60	$3.47
EARNINGS PER SHARE—Diluted
Net income	$0.59	$3.40
Net income attributable to Hyatt Hotels Corporation	$0.59	$3.40

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Net income	$63	$411
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax expense of $- for the three months ended March 31, 2019 and March 31, 2018	(6)	23
Unrealized losses on derivative activity, net of tax benefit of $(1) and $- for the three months ended March 31, 2019 and March 31, 2018, respectively	(4)	—
Other comprehensive income (loss)	(10)	23
COMPREHENSIVE INCOME	53	434
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$53	$434

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$547	$570
Restricted cash	24	33
Short-term investments	54	116
Receivables, net of allowances of $30 and $26 at March 31, 2019 and December 31, 2018, respectively	472	427
Inventories	14	14
Prepaids and other assets	156	149
Prepaid income taxes	35	36
Total current assets	1,302	1,345
Equity method investments	230	233
Property and equipment, net	3,605	3,608
Financing receivables, net of allowances	17	13
Operating lease right-of-use assets	507	—
Goodwill	320	283
Intangibles, net	481	628
Deferred tax assets	173	180
Other assets	1,400	1,353
TOTAL ASSETS	$8,035	$7,643
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$131	$11
Accounts payable	174	151
Accrued expenses and other current liabilities	263	361
Current contract liabilities	395	388
Accrued compensation and benefits	108	150
Current operating lease liabilities	34	—
Total current liabilities	1,105	1,061
Long-term debt	1,621	1,623
Long-term contract liabilities	454	442
Long-term operating lease liabilities	405	—
Other long-term liabilities	822	840
Total liabilities	4,407	3,966
Commitments and contingencies (see Note 13)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding at March 31, 2019 and December 31, 2018	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 38,401,176 issued and outstanding at March 31, 2019, and Class B common stock, $0.01 par value per share, 399,110,240 shares authorized, 67,115,828 shares issued and outstanding at March 31, 2019. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 39,507,817 issued and outstanding at December 31, 2018, and Class B common stock, $0.01 par value per share, 399,110,240 shares authorized, 67,115,828 shares issued and outstanding at December 31, 2018	1	1
Additional paid-in capital	—	50
Retained earnings	3,831	3,819
Accumulated other comprehensive loss	(210)	(200)
Total stockholders' equity	3,622	3,670
Noncontrolling interests in consolidated subsidiaries	6	7
Total equity	3,628	3,677
TOTAL LIABILITIES AND EQUITY	$8,035	$7,643

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63	$411
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of real estate	(1)	(529)
Depreciation and amortization	80	83
Release of contingent consideration liability	(25)	—
Amortization of share awards	21	18
Deferred income taxes	1	(10)
Equity losses from unconsolidated hospitality ventures	3	13
Amortization of management and franchise agreement assets constituting payments to customers	5	5
Working capital changes and other	(134)	63
Net cash provided by operating activities	13	54
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(67)	(97)
Proceeds from marketable securities and short-term investments	123	104
Contributions to equity method and other investments	(7)	(10)
Return of equity method and other investments	—	12
Acquisitions, net of cash acquired	(15)	—
Capital expenditures	(66)	(60)
Proceeds from sales of real estate, net of cash disposed	—	992
Other investing activities	(7)	(6)
Net cash provided by (used in) investing activities	(39)	935
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	120	20
Repayments of debt	(1)	(21)
Repurchases of common stock	(102)	(75)
Repayments of redeemable noncontrolling interest in preferred shares in a subsidiary	—	(10)
Dividends paid	(20)	(18)
Other financing activities	(2)	(5)
Net cash used in financing activities	(5)	(109)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	(3)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(31)	877
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—BEGINNING OF YEAR	622	752
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—END OF PERIOD	$591	$1,629

See accompanying Notes to condensed consolidated financial statements.
Supplemental disclosure of cash flow information:

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$547	$1,160
Restricted cash (1)	24	450
Restricted cash included in other assets (1)	20	19
Total cash, cash equivalents, and restricted cash	$591	$1,629

(1) Restricted cash generally represents sales proceeds pursuant to like-kind exchanges, captive insurance subsidiary requirements, debt service on bonds, escrow deposits, and other arrangements.

	Three Months Ended March 31,
	2019	2018
Cash paid during the period for interest	$39	$35
Cash paid during the period for income taxes	$10	$10
Cash paid for amounts included in the measurement of operating lease liabilities	$13	$—
Non-cash investing and financing activities are as follows:
Non-cash contributions to equity method investments	$—	$4
Non-cash issuance of financing receivables	$1	$—
Change in accrued capital expenditures	$1	$1

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions of dollars)
(Unaudited)

	Total	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries
BALANCE—January 1, 2018	$3,839	$1	$967	$3,118	$(253)	$6
Total comprehensive income	434	—	—	411	23	—
Repurchase of common stock	(75)	—	(75)	—	—	—
Employee stock plan issuance	1	—	1	—	—	—
Share-based payment activity	13	—	13	—	—	—
Cash dividends of $0.15 per share (see Note 14)	(18)	—	—	(18)	—	—
BALANCE—March 31, 2018	$4,194	$1	$906	$3,511	$(230)	$6

BALANCE—January 1, 2019	$3,677	$1	$50	$3,819	$(200)	$7
Total comprehensive income	53	—	—	63	(10)	—
Noncontrolling interests	(1)	—	—	—	—	(1)
Repurchase of common stock	(102)	—	(71)	(31)	—	—
Employee stock plan issuance	1	—	1	—	—	—
Share-based payment activity	20	—	20	—	—	—
Cash dividends of $0.19 per share (see Note 14)	(20)	—	—	(20)	—	—
BALANCE—March 31, 2019	$3,628	$1	$—	$3,831	$(210)	$6

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)

1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively "Hyatt Hotels Corporation") provide hospitality and other services on a worldwide basis through the development, ownership, operation, management, franchising, and licensing of hospitality and wellness-related businesses. We develop, own, operate, manage, franchise, license, or provide services to a portfolio of properties, consisting of full service hotels, select service hotels, resorts, and other properties, including branded spas and fitness studios, timeshare, fractional, and other forms of residential, vacation, and condominium ownership units. At March 31, 2019, (i) we operated or franchised 423 full service hotels, comprising 149,149 rooms throughout the world, (ii) we operated or franchised 433 select service hotels, comprising 61,310 rooms, of which 374 hotels are located in the United States, and (iii) our portfolio included 6 franchised all-inclusive Hyatt-branded resorts, comprising 2,402 rooms, and 3 destination wellness resorts, comprising 410 rooms. At March 31, 2019, our portfolio of properties operated in 61 countries around the world. Additionally, through strategic relationships, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and which operate under other tradenames or marks owned by such hotel or licensed by third parties.
As used in these Notes and throughout this Quarterly Report on Form 10-Q, (i) the terms "Hyatt," "Company," "we," "us," or "our" mean Hyatt Hotels Corporation and its consolidated subsidiaries, (ii) the term "properties" refers to hotels, resorts, and other properties, including branded spas and fitness studios, and residential, vacation, and condominium ownership units that we develop, own, operate, manage, franchise, or to which we provide services or license our trademarks, (iii) "Hyatt portfolio of properties" or "portfolio of properties" refers to hotels and other properties that we develop, own, operate, manage, franchise, license, or provide services to, including under the Park Hyatt, Miraval, Grand Hyatt, Alila, Andaz, The Unbound Collection by Hyatt, Destination, Hyatt Regency, Hyatt, Hyatt Ziva, Hyatt Zilara, Thompson, Hyatt Centric, Hyatt House, Hyatt Place, Joie de Vivre, tommie, Exhale, and Hyatt Residence Club brands, (iv) the term "worldwide hotel portfolio" includes our full and select service hotels, and (v) the term "worldwide property portfolio" includes our wellness and all-inclusive resorts, branded spas and fitness studios, and residential, vacation, and condominium ownership units in addition to our worldwide hotel portfolio.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. As a result, this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 Form 10-K").
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
2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Standards
Leases—In February 2016, the FASB released Accounting Standards Update No. 2016-02 ("ASU 2016-02"), Leases (Topic 842). ASU 2016-02 requires lessees to record lease contracts on the balance sheet by recognizing a right-of-use asset ("ROU") and lease liability with certain practical expedients available. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make fixed minimum lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of fixed minimum lease payments over the lease term, including optional periods for which it is reasonably certain the renewal option will be exercised.

In July 2018, the FASB released Accounting Standards Update No. 2018-11 ("ASU 2018-11"), Leases (Topic 842): Targeted Improvements, providing entities with an additional optional transition method. The provisions of ASU 2016-02, and all related ASUs, are effective for interim periods and fiscal years beginning after December 15, 2018, with early adoption permitted.
We adopted ASU 2016-02 utilizing the optional transition approach under ASU 2018-11 and applied the package of practical expedients beginning January 1, 2019. As a result of applying the optional transition approach, our reporting for periods prior to January 1, 2019 continue to be reported in accordance with Leases (Topic 840).
We elected the following additional practical expedients: (i) for office space, land, and hotel leases, we have not separated the lease and nonlease components, which primarily relate to common area maintenance and utilities, (ii) we combine lease and nonlease components for those leases where we are the lessor, and (iii) for all leases that are twelve months or less, we excluded these short-term leases from the ROU assets and lease liabilities.
For leases that were in place upon adoption, we used the remaining lease term as of January 1, 2019 in determining the incremental borrowing rate ("IBR"). For the initial measurement of the lease liabilities for leases commencing after January 1, 2019, the IBR at the lease commencement date was applied.
For operating leases, the adoption of ASU 2016-02 resulted in the initial recognition of ROU assets of $512 million and related lease liabilities of $452 million on our condensed consolidated balance sheets. Upon adoption, we reclassified $103 million of below market lease related intangibles and $49 million of deferred rent and other lease liabilities to the operating ROU assets. The net tax impact upon adoption was insignificant. The adoption of ASU 2016-02 did not significantly impact our accounting for finance leases or for those leases where we are the lessor. Additionally, ASU 2016-02 did not materially affect our condensed consolidated statements of income or our condensed consolidated statements of cash flows.
The impact on our condensed consolidated balance sheet upon adoption of ASU 2016-02 was as follows:

	December 31, 2018	January 1, 2019
	As reported	Effect of the adoption of ASU 2016-02	As adjusted
ASSETS
Prepaids and other assets	$149	$(2)	$147
Intangibles, net	628	(103)	525
Other assets	1,353	(7)	1,346
Operating lease right-of-use assets	—	512	512
TOTAL ASSETS	$7,643	$400	$8,043
LIABILITIES AND EQUITY
Accounts payable	$151	$(1)	$150
Accrued expenses and other current liabilities	361	(2)	359
Current operating lease liabilities	—	34	34
Long-term operating lease liabilities	—	418	418
Other long-term liabilities	840	(49)	791
Total liabilities	3,966	400	4,366
Total equity	3,677	—	3,677
TOTAL LIABILITIES AND EQUITY	$7,643	$400	$8,043

Intangibles - Goodwill and Other - Internal-Use Software—In August 2018, the FASB released Accounting Standards Update No. 2018-15 ("ASU 2018-15"), Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The provisions of ASU 2018-15 are to be applied using a prospective or retrospective approach and are effective for interim periods and fiscal years beginning after December 15, 2019, with early adoption permitted. We early adopted ASU 2018-15 on January 1, 2019 on a prospective basis which did not materially impact our condensed consolidated financial statements.
Future Adoption of Accounting Standards
Financial Instruments - Credit Losses—In June 2016, the FASB released Accounting Standards Update No. 2016-13 ("ASU 2016-13"), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the existing impairment model for most financial assets from an incurred loss impairment model to a current expected credit loss model, which requires an entity to recognize an impairment allowance equal to its current estimate of all contractual cash flows the entity does not expect to collect. ASU 2016-13 also requires credit losses relating to available-for-sale ("AFS") debt securities to be recognized through an allowance for credit losses. The provisions of ASU 2016-13 are to be applied using a modified retrospective approach and are effective for interim periods and fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2016-13.
Fair Value Measurement—In August 2018, the FASB released Accounting Standards Update No. 2018-13 ("ASU 2018-13"), Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements. The provisions of ASU 2018-13 are to be applied using a prospective or retrospective approach, depending on the amendment and are effective for interim periods and fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2018-13.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenues
The following tables present our revenues disaggregated by the nature of the product or service:

	Three Months Ended March 31, 2019
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$266	$—	$—	$—	$7	$(7)	$266
Food and beverage	157	—	—	—	3	—	160
Other	35	—	—	—	9	—	44
Owned and leased hotels	458	—	—	—	19	(7)	470

Base management fees	—	57	12	8	—	(14)	63
Incentive management fees	—	14	17	8	—	(5)	34
Franchise fees	—	32	—	—	—	—	32
Other fees	—	—	3	2	1	—	6
License fees	—	—	—	—	6	—	6
Management, franchise, and other fees	—	103	32	18	7	(19)	141
Amortization of management and franchise agreement assets constituting payments to customers	—	(4)	—	(1)	—	—	(5)
Net management, franchise, and other fees	—	99	32	17	7	(19)	136

Other revenues	—	36	—	—	9	—	45

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	548	24	17	1	—	590

Total	$458	$683	$56	$34	$36	$(26)	$1,241

	Three Months Ended March 31, 2018
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$297	$—	$—	$—	$7	$(9)	$295
Food and beverage	172	—	—	—	2	—	174
Other	38	—	—	—	8	—	46
Owned and leased hotels	507	—	—	—	17	(9)	515

Base management fees	—	49	11	7	—	(14)	53
Incentive management fees	—	13	17	10	—	(6)	34
Franchise fees	—	28	—	—	—	—	28
Other fees	—	8	2	1	1	—	12
License fees	—	—	—	—	5	—	5
Management, franchise, and other fees	—	98	30	18	6	(20)	132
Amortization of management and franchise agreement assets constituting payments to customers	—	(3)	(1)	(1)	—	—	(5)
Net management, franchise, and other fees	—	95	29	17	6	(20)	127

Other revenues	—	—	—	—	9	2	11

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	420	20	16	—	—	456

Total	$507	$515	$49	$33	$32	$(27)	$1,109
Contract Balances
Our contract assets were $3 million and insignificant at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, the contract assets were included in receivables, net. As our profitability hurdles are generally calculated on a full-year basis, we expect our contract asset balance to be insignificant at year end.
Our contract liabilities were as follows:

	March 31, 2019	December 31, 2018	$ Change	% Change
Current contract liabilities	$395	$388	$7	1.6%
Long-term contract liabilities	454	442	12	2.7%
Total contract liabilities	$849	$830	$19	2.2%

Contract liabilities are comprised of the following:

	March 31, 2019	December 31, 2018
Deferred revenue related to the loyalty program	$621	$596
Advanced deposits	73	81
Initial fees received from franchise owners	35	35
Deferred revenue related to system-wide services	8	7
Other deferred revenue	112	111
Total contract liabilities	$849	$830
Revenue recognized during the three months ended March 31, 2019 and March 31, 2018, included in the contract liabilities balance at the beginning of each year was $228 million and $224 million, respectively. This revenue primarily relates to advanced deposits and the loyalty program, which is recognized net of redemption reimbursements paid to third parties.
Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $125 million at March 31, 2019, of which we expect to recognize approximately 20% as revenue over the next 12 months and the remainder thereafter.
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
4.    DEBT AND EQUITY SECURITIES
Equity Method Investments
Equity method investments were $230 million and $233 million at March 31, 2019 and December 31, 2018, respectively.
During the three months ended March 31, 2018, we recognized an $8 million gain in equity losses from unconsolidated hospitality ventures on our condensed consolidated statements of income resulting from the sale of our ownership interest in an equity method investment within our owned and leased hotels segment and received $9 million of proceeds.
During the three months ended March 31, 2018, we recognized $16 million of impairment charges as a result of the buyout of our partner's interest in unconsolidated hospitality ventures in Brazil, which was initiated in the first quarter of 2018 and closed subsequent to March 31, 2018. The pending acquisition indicated a carrying value in excess of fair value which was determined to be a Level Three fair value measure and was deemed other-than-temporary. We recognized the impairment charges in equity losses from unconsolidated hospitality ventures on our condensed consolidated statements of income.

The following table presents summarized financial information for all unconsolidated hospitality ventures in which we hold an investment accounted for under the equity method:

	Three Months Ended March 31,
	2019	2018
Total revenues	$116	$132
Gross operating profit	39	39
Loss from continuing operations	(10)	(19)
Net loss	(10)	(19)
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
Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value and included on our condensed consolidated balance sheets, were as follows:

	March 31, 2019	December 31, 2018
Loyalty program (Note 9)	$422	$397
Deferred compensation plans held in rabbi trusts (Note 9 and Note 11)	413	367
Captive insurance companies	152	133
Total marketable securities held to fund operating programs	$987	$897
Less: current portion of marketable securities held to fund operating programs included in cash and cash equivalents, short-term investments, and prepaids and other assets	(219)	(174)
Marketable securities held to fund operating programs included in other assets	$768	$723
Net realized and unrealized gains (losses) and interest income from marketable securities held to fund the loyalty program are recognized in other income (loss), net on our condensed consolidated statements of income:

	Three Months Ended March 31,
	2019	2018
Loyalty program (Note 19)	$9	$(4)
Net realized and unrealized gains (losses) and interest income from marketable securities held to fund rabbi trusts are recognized in net gains and interest income from marketable securities held to fund rabbi trusts on our condensed consolidated statements of income:

	Three Months Ended March 31,
	2019	2018
Unrealized gains (losses)	$28	$(1)
Realized gains	2	4
Net gains and interest income from marketable securities held to fund rabbi trusts	$30	$3
Our captive insurance companies hold marketable securities which are classified as AFS debt securities and are invested in U.S. government agencies, time deposits, and corporate debt securities. We classify these investments as current or long-term, based on their contractual maturity dates, which range from 2019 through 2024.

Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at fair value and included on our condensed consolidated balance sheets, were as follows:

	March 31, 2019	December 31, 2018
Common shares of Playa N.V.	$93	$87
Interest-bearing money market funds	42	14
Time deposits	37	100
Total marketable securities held for investment purposes	$172	$201
Less: current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(79)	(114)
Marketable securities held for investment purposes included in other assets	$93	$87
We hold common shares of Playa Hotels & Resorts N.V. ("Playa N.V.") which are accounted for as an equity security with a readily determinable fair value as we do not have the ability to significantly influence the operations of the entity. The fair value of the common shares is classified as Level One in the fair value hierarchy as we are able to obtain market available pricing information. The remeasurement of our investment at fair value resulted in $6 million of unrealized gains and $7 million of unrealized losses recognized in other income (loss), net on our condensed consolidated statements of income for the three months ended March 31, 2019 and March 31, 2018, respectively (see Note 19). We did not sell any shares of common stock during the three months ended March 31, 2019.
Other Investments
Held-to-Maturity Debt Securities—At March 31, 2019 and December 31, 2018, we held $52 million and $49 million, respectively, of investments in held-to-maturity ("HTM") debt securities, which are investments in third-party entities that own certain of our hotels and are recorded within other assets on our condensed consolidated balance sheets. The securities are mandatorily redeemable between 2020 and 2025. The amortized cost of our investments approximates fair value. We estimated the fair value of our investments using internally developed discounted cash flow models based on current market inputs for similar types of arrangements. Based upon the lack of available market data, our investments are classified as Level Three within the fair value hierarchy. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.
Equity Securities Without a Readily Determinable Fair Value—At March 31, 2019 and December 31, 2018, we held $9 million of investments in equity securities without a readily determinable fair value, which represent investments in entities where we do not have the ability to significantly influence the operations of the entity. These investments are recorded within other assets on our condensed consolidated balance sheets.

Fair Value—We measured the following financial assets at fair value on a recurring basis:

	March 31, 2019	Cash and cash equivalents	Short-term investments	Prepaids and other assets	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$149	$149	$—	$—	$—
Mutual funds	413	—	—	—	413
Common shares	93	—	—	—	93
Level Two - Significant Other Observable Inputs
Time deposits	51	—	41	—	10
U.S. government obligations	177	—	—	42	135
U.S. government agencies	51	—	2	8	41
Corporate debt securities	154	—	11	28	115
Mortgage-backed securities	24	—	—	6	18
Asset-backed securities	45	—	—	11	34
Municipal and provincial notes and bonds	2	—	—	—	2
Total	$1,159	$149	$54	$95	$861

	December 31, 2018	Cash and cash equivalents	Short-term investments	Prepaids and other assets	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$88	$88	$—	$—	$—
Mutual funds	367	—	—	—	367
Common shares	87	—	—	—	87
Level Two - Significant Other Observable Inputs
Time deposits	113	—	104	—	9
U.S. government obligations	169	—	—	37	132
U.S. government agencies	52	—	2	7	43
Corporate debt securities	151	—	10	25	116
Mortgage-backed securities	23	—	—	5	18
Asset-backed securities	46	—	—	10	36
Municipal and provincial notes and bonds	2	—	—	—	2
Total	$1,098	$88	$116	$84	$810
During the three months ended March 31, 2019 and March 31, 2018, there were no transfers between levels of the fair value hierarchy. We do not have non-financial assets or non-financial liabilities required to be measured at fair value on a recurring basis.

5.    FINANCING RECEIVABLES

	March 31, 2019	December 31, 2018
Unsecured financing to hotel owners	$167	$159
Less: current portion of financing receivables, included in receivables, net	(47)	(45)
Less: allowance for losses	(103)	(101)
Total long-term financing receivables, net of allowances	$17	$13
Allowance for Losses and Impairments—The following table summarizes the activity in our unsecured financing receivables allowance:

	2019	2018
Allowance at January 1	$101	$108
Provisions	2	2
Other adjustments	—	(1)
Allowance at March 31	$103	$109
Credit Monitoring—Our unsecured financing receivables were as follows:

	March 31, 2019
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on non-accrual status
Loans	$64	$—	$64	$—
Impaired loans (1)	50	(50)	—	50
Total loans	114	(50)	64	50
Other financing arrangements	53	(53)	—	53
Total unsecured financing receivables	$167	$(103)	$64	$103
(1) The unpaid principal balance was $37 million and the average recorded loan balance was $50 million at March 31, 2019.

	December 31, 2018
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on non-accrual status
Loans	$58	$—	$58	$—
Impaired loans (2)	50	(50)	—	50
Total loans	108	(50)	58	50
Other financing arrangements	51	(51)	—	51
Total unsecured financing receivables	$159	$(101)	$58	$101
(2) The unpaid principal balance was $36 million and the average recorded loan balance was $54 million at December 31, 2018.
Fair Value—We estimated the fair value of financing receivables, which are classified as Level Three in the fair value hierarchy, to be approximately $64 million and $59 million at March 31, 2019 and December 31, 2018, respectively.

6.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Land—During the three months ended March 31, 2019, we acquired $15 million of land through an asset acquisition from an unrelated third party.
Two Roads Hospitality LLC—During the year ended December 31, 2018, we acquired all of the outstanding equity interests of Two Roads Hospitality LLC ("Two Roads") in a business combination for a purchase price of $405 million. The transaction also included potential additional consideration including (i) up to $96 million if the sellers completed specific actions with respect to certain of the acquired management agreements within 120 days from the date of acquisition and (ii) up to $8 million in the event of the execution of certain potential new management agreements related to the development of certain potential new deals previously identified and generated by the sellers or affiliates of the sellers within one year of the closing of the transaction. One of the sellers is indirectly owned by a limited partnership affiliated with the brother of our Executive Chairman.
We closed on the transaction on November 30, 2018 and paid cash of $415 million, net of $37 million cash acquired. Cash paid at closing is inclusive of a $36 million payment of the aforementioned additional consideration and a $4 million receipt of other purchase price adjustments. Related to the $68 million of potential additional consideration, we recorded a $57 million contingent liability in accrued expenses and other current liabilities on our condensed consolidated balance sheet at December 31, 2018, which represented our estimate of the remaining expected consideration to be paid.
Net assets acquired were determined as follows:

Cash paid, net of cash acquired	$415
Cash acquired	37
Contingent consideration liability	57
Net assets acquired at December 31, 2018	$509
Post-acquisition working capital adjustments	(2)
Net assets acquired at March 31, 2019	$507
As it relates to the $57 million contingent consideration liability recorded at December 31, 2018, the following occurred during the three months ended March 31, 2019:

•
The sellers completed the aforementioned specific actions with regards to certain management agreements. As a result, Hyatt owes $23 million of additional consideration to the sellers, which is primarily recorded in accounts payable on our condensed consolidated balance sheet at March 31, 2019.

•
For those management agreements where the specific actions were not completed, we released $25 million of the contingent liability to other income (loss), net on our condensed consolidated statements of income (see Note 19).

•	For certain other management agreements, we extended the terms beyond the initial 120 day period and retained $9 million of the contingent liability at March 31, 2019.
The acquisition includes management and license agreements for operating and pipeline hotels primarily across North America and Asia under five hospitality brands. Our condensed consolidated balance sheets at March 31, 2019 and December 31, 2018 reflect preliminary estimates of the fair value of the assets acquired and liabilities assumed. The fair values are based on information that was available as of the date of acquisition and are estimated using discounted future cash flow models and relief from royalty method, which include revenue projections based on the expected contract terms and long-term growth rates, which are classified as Level Three in the fair value hierarchy.
At March 31, 2019, the estimated fair values of assets and liabilities were revised as we refined our analysis of contract terms and renewal assumptions which affected the underlying cash flows in the valuation. This primarily resulted in a $33 million reduction in indefinite-lived intangibles with an offsetting increase in goodwill on our condensed consolidated balance sheet at March 31, 2019. We continue to evaluate the underlying inputs and assumptions used in our valuation and accordingly, these estimates are subject to change during the one year measurement period.
The following table summarizes the preliminary fair value of the identifiable net assets acquired at March 31, 2019:

Cash	$37
Receivables	20
Other current assets	2
Equity method investment	2
Property and equipment	2
Indefinite-lived intangibles (1)	97
Management agreement intangibles (2)	209
Goodwill (3)	191
Other assets (4)	26
Total assets	$586

Advanced deposits	$25
Other current liabilities	20
Other long-term liabilities (4)	34
Total liabilities	79
Total net assets acquired	$507
(1) Includes intangibles attributable to the Destination, Alila, and Thompson brands.
(2) Amortized over useful lives of 1 to 19 years, with a weighted-average useful life of approximately 13 years.
(3) The goodwill, of which $154 million is tax deductible, is attributable to the growth opportunities Hyatt expects to realize by expanding into new markets and enhancing guest experiences through a distinctive collection of lifestyle brands and is recorded in the Americas management and franchising segment.
(4) Includes $14 million of prior year tax liabilities relating to certain foreign filing positions, including $5 million of interest and penalties. We recorded an offsetting indemnification asset which we expect to collect under contractual arrangements.
Dispositions
Grand Hyatt San Francisco, Andaz Maui at Wailea Resort, and Hyatt Regency Coconut Point Resort and Spa—During the three months ended March 31, 2018, we sold Grand Hyatt San Francisco, Andaz Maui at Wailea Resort together with adjacent land, and Hyatt Regency Coconut Point Resort and Spa to an unrelated third party as a portfolio for approximately $992 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. We entered into long-term management agreements for the properties upon sale. The sale resulted in a $529 million pre-tax gain which was recognized in gains on sales of real estate on our condensed consolidated statements of income during the three months ended March 31, 2018. The operating results and financial position of these hotels prior to the sale remain within our owned and leased hotels segment. Although we concluded the disposal of these properties does not qualify as discontinued operations, the disposal is considered to be material. Pre-tax net income attributable to the three properties was $15 million during the three months ended March 31, 2018.
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

In conjunction with the sale of Hyatt Regency Coconut Point Resort and Spa during the three months ended March 31, 2018, proceeds of $221 million were held as restricted for use in a potential like-kind exchange. Subsequently, $198 million of these proceeds were utilized to acquire two properties in 2018 and the remaining $23 million were released.
7.    LEASES
Lessee—We primarily lease land, buildings, office space, spas and fitness centers, and equipment. We determine if an arrangement is an operating or finance lease at inception. For our hotel management agreements, we apply judgment in order to determine whether the contract is accounted for as a lease or as a management agreement based on the specific facts and circumstances of each agreement. In evaluating whether an agreement constitutes a lease, we review the contractual terms to determine which party obtains both the economic benefits and control of the assets. In arrangements where we control the assets and obtain the economic benefits, we account for the contract as a lease.
Certain of our leases include options to extend the lease term by 1 to 99 years. We include lease extension options in our operating ROU assets and lease liabilities when it is reasonably certain that we will exercise the options. The range of extension options included in our operating ROU assets and lease liabilities is approximately 1 to 20 years. Our lease agreements do not contain any significant residual value guarantees or restrictive covenants.
As our leases do not provide an implicit borrowing rate, we estimate our IBR based on the present value of our lease payments and apply a portfolio approach.
Our operating leases may include the following terms: (i) fixed minimum lease payments, (ii) variable lease payments based on a percentage of the hotel's profitability measure, as defined in the lease, (iii) lease payments equal to the greater of a minimum or variable lease payments based on a percentage of the hotel's profitability measure, as defined in the lease, or (iv) lease payments adjusted for changes in an index or market value. Future lease payments that are contingent are not included in the measurement of the operating lease liability or in the future maturities table below.
Total rent expense related to short-term leases and finance leases was insignificant for the three months ended March 31, 2019. A summary of rent expense for operating leases is as follows:

Three Months Ended March 31,
2019
Minimum rentals	$11
Contingent rentals	32
Total operating lease expense	$43
Supplemental balance sheet information related to finance leases is as follows:

March 31, 2019
Property and equipment, net (1)	$10
Current maturities of long-term debt	2
Long-term debt	10
Total finance lease liabilities	$12
(1) Finance lease assets are net of $14 million of accumulated amortization.

Weighted-average remaining lease terms and discount rates are as follows:

March 31, 2019
Weighted-average remaining lease term in years
Operating leases (1)	22
Finance leases	7

Weighted-average discount rate
Operating leases	3.8%
Finance leases	1.1%
(1) Certain of our hotel and land leases have nominal rent or contingent rental payments. As such, this results in a lower weighted-average remaining lease term.
The maturities of lease liabilities in accordance with Leases (Topic 842) in each of the next five years and thereafter at March 31, 2019 are as follows:

	Operating leases	Finance leases
2019 (remaining)	$40	$2
2020	45	3
2021	43	2
2022	41	2
2023	38	2
Thereafter	444	5
Total minimum lease payments	$651	$16
Less: amount representing interest	(212)	(4)
Present value of minimum lease payments	$439	$12
The future minimum lease payments from our 2018 Form 10-K as filed in accordance with Leases (Topic 840) in each of the next five years and thereafter are as follows:

Years ending December 31,	Operating leases	Capital leases
2019	$46	$3
2020	42	3
2021	42	2
2022	38	2
2023	35	2
Thereafter	448	5
Total minimum lease payments	$651	$17
Less: amount representing interest		(5)
Present value of minimum lease payments		$12

Lessor—We lease retail space under operating leases at our owned hotel locations. Rental payments are primarily fixed with certain variable payments based on a contractual percentage of revenues. We recognized rental income within owned and leased hotels revenues on our condensed consolidated statements of income as follows:

	Three Months Ended March 31,
	2019	2018
Rental income	$7	$7
The future minimum lease receipts in accordance with Leases (Topic 842) scheduled to be received in each of the next five years and thereafter at March 31, 2019 are as follows:

2019 (remaining)	$18
2020	18
2021	16
2022	15
2023	11
Thereafter	48
Total minimum lease receipts	$126
The future minimum lease receipts from our 2018 Form 10-K as filed in accordance with Leases (Topic 840) scheduled to be received in each of the next five years and thereafter are as follows:

Years ending December 31,
2019	$22
2020	18
2021	16
2022	15
2023	11
Thereafter	48
Total minimum lease receipts	$130

8.    INTANGIBLES, NET

	March 31, 2019	Weighted- average useful lives in years	December 31, 2018
Management and franchise agreement intangibles	$384	18	$390
Lease related intangibles	—	—	121
Brand and other indefinite-lived intangibles	150	—	180
Advanced booking intangibles	14	6	14
Other definite-lived intangibles	8	6	8
Intangibles	556		713
Less: accumulated amortization	(75)		(85)
Intangibles, net	$481		$628

	Three Months Ended March 31,
	2019	2018
Amortization expense	$3	$3
9.    OTHER ASSETS

	March 31, 2019	December 31, 2018
Marketable securities held to fund rabbi trusts (Note 4)	$413	$367
Management and franchise agreement assets constituting payments to customers (1)	391	396
Marketable securities held to fund the loyalty program (Note 4)	302	303
Long-term investments	113	112
Common shares of Playa N.V. (Note 4)	93	87
Other	88	88
Total other assets	$1,400	$1,353
(1) Includes cash consideration as well as other forms of consideration provided, such as debt repayment or performance guarantees.
10.    DEBT
Long-term debt, net of current maturities was $1,621 million and $1,623 million at March 31, 2019 and December 31, 2018, respectively.
Revolving Credit Facility—During the three months ended March 31, 2018, we refinanced our $1.5 billion senior unsecured revolving credit facility with a syndicate of lenders, extending the maturity of the facility to January 2023. During the three months ended March 31, 2019, we borrowed $120 million on our revolving credit facility at a weighted-average interest rate of 3.53%. At March 31, 2019 and December 31, 2018, we had $120 million and no balance outstanding, respectively. At March 31, 2019, we had $1.4 billion available on our revolving credit facility.
Fair Value—We estimated the fair value of debt, excluding finance leases, which consists of $250 million of 5.375% senior notes due 2021 (the "2021 Notes"), $350 million of 3.375% senior notes due 2023 (the "2023 Notes"), $400 million of 4.850% senior notes due 2026 (the "2026 Notes"), and $400 million of 4.375% senior notes due 2028 (the "2028 Notes"), collectively referred to as the "Senior Notes," bonds, and other long-term debt. Our Senior Notes and bonds are classified as Level Two due to the use and weighting of multiple market inputs in the final price of the security. We estimated the fair value of other debt instruments using a discounted cash flow analysis based on current market inputs for similar types of arrangements. Based upon the lack of available market data, we have classified our revolving credit facility and other debt instruments as Level Three. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value.

	March 31, 2019
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (1)	$1,756	$1,813	$—	$1,628	$185
(1) Excludes $12 million of finance lease obligations and $16 million of unamortized discounts and deferred financing fees.

	December 31, 2018
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (2)	$1,638	$1,651	$—	$1,584	$67
(2) Excludes $12 million of capital lease obligations and $16 million of unamortized discounts and deferred financing fees.
Interest Rate Locks—At March 31, 2019, we have one outstanding interest rate lock with a $200 million notional value and a mandatory settlement date of 2021. The interest rate lock hedges a portion of the risk of changes in the benchmark interest rate associated with long-term debt we anticipate issuing in the future. This derivative instrument was designated as a cash flow hedge and deemed highly effective both at inception and at March 31, 2019.
11.     OTHER LONG-TERM LIABILITIES

	March 31, 2019	December 31, 2018
Deferred compensation plans funded by rabbi trusts (Note 4)	$413	$367
Taxes payable	136	131
Self-insurance liabilities (Note 13)	78	78
Guarantee liabilities (Note 13)	53	76
Deferred income taxes	48	54
Other	94	134
Total other long-term liabilities	$822	$840
12.    INCOME TAXES
The effective income tax rates for the three months ended March 31, 2019 and March 31, 2018 were 23.5% and 26.7%, respectively. Our effective tax rate decreased for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to a benefit recognized during the three months ended March 31, 2019 to adjust certain foreign deferred tax liabilities, which is partially offset by the earnings impact on the effective tax rate of the portfolio sale of Grand Hyatt San Francisco, Andaz Maui at Wailea Resort, and Hyatt Regency Coconut Point Resort and Spa recognized during the three months ended March 31, 2018.
Unrecognized tax benefits were $116 million at March 31, 2019 and December 31, 2018, of which $12 million and $15 million, respectively, would impact the effective tax rate, if recognized.
We are currently under field exam by the Internal Revenue Service ("IRS") for tax years 2015 through 2017. U.S. tax years 2009 through 2011 are before the U.S. Tax Court concerning the tax treatment of the loyalty program, and U.S. tax years 2012 through 2014 are at IRS appeals level for the carryover effect of the issue currently in U.S. Tax Court. If the IRS' position to include loyalty program contributions as taxable income to the Company is upheld, it would result in an income tax payment of $182 million (including $38 million of estimated interest, net of federal tax benefit) for all assessed years that would be partially offset by a deferred tax asset. As future tax benefits will be recognized at the reduced U.S. corporate income tax rate, $63 million of the payment and related interest would have an impact on the effective tax rate, if recognized. We believe we have an adequate uncertain tax liability recorded in connection with this matter.

13.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:
Commitments—At March 31, 2019, we are committed, under certain conditions, to lend or invest up to $433 million, net of any related letters of credit, in various business ventures, including a commitment to purchase land and a to-be-constructed hotel located in Portland, Oregon from the developer for a remaining purchase price of approximately $141 million upon substantial completion of construction.
Performance Guarantees—Certain of our contractual agreements with third-party hotel owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels.
Our most significant performance guarantee relates to four managed hotels in France that we began managing in the second quarter of 2013 ("the four managed hotels in France"), which has a term of seven years and approximately one and one-quarter years remaining. This guarantee has a maximum cap, but does not have an annual cap. The remaining maximum exposure related to our performance guarantees at March 31, 2019 was $260 million, of which €180 million ($202 million using exchange rates at March 31, 2019) related to the four managed hotels in France.
We had $46 million and $47 million of total net performance guarantee liabilities at March 31, 2019 and December 31, 2018, respectively, which included $21 million and $25 million recorded in other long-term liabilities and $25 million and $22 million in accrued expenses and other current liabilities on our condensed consolidated balance sheets, respectively.

	The four managed hotels in France		Other performance guarantees		All performance guarantees
	2019	2018	2019	2018	2019	2018
Beginning balance, January 1	$36	$58	$11	$13	$47	$71
Initial guarantee obligation liability	—	—	1	—	1	—
Amortization of initial guarantee obligation liability into income	(4)	(4)	—	(1)	(4)	(5)
Performance guarantee expense, net	20	27	1	1	21	28
Net payments during the period	(16)	(23)	(3)	(1)	(19)	(24)
Foreign currency exchange, net	—	2	—	—	—	2
Ending balance, March 31	$36	$60	$10	$12	$46	$72
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. At March 31, 2019 and December 31, 2018, there were no amounts recognized on our condensed consolidated balance sheets related to these performance test clauses.

Debt Repayment and Other Guarantees—We enter into various debt repayment and other guarantees in order to assist property owners and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms. Included within debt repayment and other guarantees are the following:

Property description	Maximum potential future payments	Maximum exposure net of recoverability from third parties	Other long-term liabilities recorded at March 31, 2019	Other long-term liabilities recorded at December 31, 2018	Year of guarantee expiration
Hotel properties in India (1)	$174	$174	$9	$10	2020
Hotel property in Massachusetts (2), (5)	95	16	8	8	various, through 2022
Hotel and residential properties in Brazil (2), (3)	95	40	3	3	various, through 2023
Hotel property in Oregon (2), (4)	50	6	3	4	various, through 2022
Hotel properties in California (2)	31	13	4	4	various, through 2021
Hotel property in Arizona (2), (3)	25	—	—	1	2019
Other (2), (6)	22	11	5	21	various, through 2022
Total	$492	$260	$32	$51

(1) Debt repayment guarantee is denominated in Indian rupees and translated using exchange rates at March 31, 2019. We have the contractual right to recover amounts funded from an unconsolidated hospitality venture, which is a related party. We expect our maximum exposure to be $87 million, taking into account our partner's 50% ownership interest in the unconsolidated hospitality venture. Under certain events or conditions, we have the right to force the sale of the properties in order to recover amounts funded.
(2) We have agreements with our unconsolidated hospitality venture partners, the respective hotel owners, or other third parties to recover certain amounts funded under the debt repayment guarantee; the recoverability mechanism may be in the form of cash, financing receivable, or HTM debt security.
(3) If certain funding thresholds are met or if certain events occur, we have the ability to assume control of the property. With respect to properties in Brazil, this right only exists for the residential property.
(4) We are subject to a completion guarantee whereby the parties agree to substantially complete the construction of the project by a specified date. In the event of default, we are obligated to complete construction using the funds available from the outstanding loan. Any additional funds paid by us are subject to partial recovery in the form of cash. At March 31, 2019, the maximum potential future payments and maximum exposure net of recoverability from third parties under the completion guarantee are $35 million and zero, respectively.
(5) We are subject to a completion guarantee whereby the parties agree to substantially complete the construction of the project by a specified date. In the event of default, we are obligated to complete construction using the funds available from the outstanding loan. Any additional funds paid by us are subject to partial recovery in the form of cash. At March 31, 2019, the maximum potential future payments and maximum exposure net of recoverability from third parties under the completion guarantee are $68 million and $2 million, respectively.
(6) At December 31, 2018, other-long term liabilities included a debt repayment guarantee for a hotel property in Washington State. During the three months ended March 31, 2019, the debt was refinanced, and we are no longer a guarantor. As a result, we recognized a $15 million release of our debt repayment guarantee liability in other income (loss), net on our condensed consolidated statements of income for the three months ended March 31, 2019 (see Note 19).
At March 31, 2019, we are not aware of, nor have we received notification that hotel owners are not current on their debt service obligations where we have provided a debt repayment guarantee.
Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be $111 million and $128 million at March 31, 2019 and December 31, 2018, respectively. Based upon the lack of available market data, we have classified our guarantees as Level Three in the fair value hierarchy.

Insurance—We obtain commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property, cyber risk, and other miscellaneous coverages. A portion of the risk is retained on a self-insurance basis primarily through U.S.-based and licensed captive insurance companies that are wholly owned subsidiaries of Hyatt and generally insure our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Reserves for losses in our captive insurance companies to be paid within 12 months are $38 million at both March 31, 2019 and December 31, 2018 and are classified within accrued expenses and other current liabilities on our condensed consolidated balance sheets, while reserves for losses in our captive insurance companies to be paid in future periods are $78 million at both March 31, 2019 and December 31, 2018 and are included in other long-term liabilities on our condensed consolidated balance sheets.
Collective Bargaining Agreements—At March 31, 2019, approximately 22% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between us and various unions. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety Bonds—Surety bonds issued on our behalf were $37 million at March 31, 2019 and primarily relate to workers' compensation, taxes, licenses, construction liens, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at March 31, 2019 were $283 million, which relate to our ongoing operations, hotel properties under development in the U.S., including one unconsolidated hospitality venture, collateral for estimated insurance claims, and securitization of our performance under our debt repayment guarantees associated with the hotel properties in India and the residential property in Brazil, which are only called upon if we default on our guarantees. The letters of credit outstanding do not reduce the available capacity under our revolving credit facility (see Note 10).
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
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, we have not recognized a liability in connection with this matter. At March 31, 2019, our maximum exposure is not expected to exceed $18 million.

14.    EQUITY
Accumulated Other Comprehensive Loss

	Balance at January 1, 2019	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at March 31, 2019
Foreign currency translation adjustments	$(191)	$(6)	$—	$(197)
Unrecognized pension cost	(5)	—	—	(5)
Unrealized losses on derivative instruments	(4)	(4)	—	(8)
Accumulated other comprehensive loss	$(200)	$(10)	$—	$(210)

	Balance at January 1, 2018	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at March 31, 2018
Foreign currency translation adjustments	$(243)	$23	$—	$(220)
Unrecognized pension cost	(7)	—	—	(7)
Unrealized losses on derivative instruments	(3)	—	—	(3)
Accumulated other comprehensive income (loss)	$(253)	$23	$—	$(230)
Share Repurchase—During 2018 and 2017, our board of directors authorized the repurchase of up to $750 million and $1,250 million, respectively, of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction, at prices we deem appropriate and subject to market conditions, applicable law, and other factors deemed relevant in our sole discretion. The common stock repurchase program applies to our Class A and Class B common stock. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time.
During the three months ended March 31, 2019, we repurchased 1,452,858 shares of common stock. The shares of common stock were repurchased at a weighted-average price of $70.22 per share for an aggregate purchase price of $102 million, excluding related insignificant expenses. The shares repurchased during the three months ended March 31, 2019 represented approximately 1% of our total shares of common stock outstanding at December 31, 2018.
During the three months ended March 31, 2018, we repurchased 1,209,987 shares of common stock, including 244,260 shares representing the settlement of an accelerated share repurchase program entered into during the fourth quarter of 2017 ("November 2017 ASR"). The shares of common stock were repurchased at a weighted-average price of $76.89 per share and an aggregate purchase price of $95 million, excluding related insignificant expenses. The aggregate purchase price includes $20 million of shares delivered in the settlement of the November 2017 ASR in 2018, for which payment was made during 2017. The shares repurchased during the three months ended March 31, 2018 represented approximately 1% of our total shares of common stock outstanding at December 31, 2017.
The shares of Class A common stock repurchased on the open market were retired and returned to the status of authorized and unissued shares. At March 31, 2019, we had $566 million remaining under the share repurchase authorization.

Dividend—During the three months ended March 31, 2019, we paid $7 million and $13 million of cash dividends to Class A and Class B shareholders of record, respectively. During the three months ended March 31, 2018, we paid $7 million and $11 million of cash dividends to Class A and Class B shareholders of record, respectively.

Date declared	Dividend per share amount for Class A and Class B	Date of record	Date paid
February 13, 2019	$0.19	February 27, 2019	March 11, 2019
February 14, 2018	$0.15	March 22, 2018	March 29, 2018
15.    STOCK-BASED COMPENSATION
As part of our Long-Term Incentive Plan ("LTIP"), we award Stock Appreciation Rights ("SARs"), Restricted Stock Units ("RSUs"), and Performance Share Units ("PSUs") to certain employees. Compensation expense and unearned compensation presented below exclude amounts related to employees of our managed hotels and other employees whose payroll is reimbursed, as this expense has been and will continue to be reimbursed by our third-party hotel owners and is recognized within revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and costs incurred on behalf of managed and franchised properties on our condensed consolidated statements of income. Stock-based compensation expense included in selling, general, and administrative expense on our condensed consolidated statements of income related to these awards was as follows:

	Three Months Ended March 31,
	2019	2018
SARs	$10	$8
RSUs	9	9
PSUs	1	1
Total	$20	$18
SARs—During the three months ended March 31, 2019, we granted 643,989 SARs to employees with a weighted-average grant date fair value of $17.11. During the three months ended March 31, 2018, we granted 465,842 SARs to employees with a weighted-average grant date fair value of $21.13.
RSUs— During the three months ended March 31, 2019, we granted 332,102 RSUs to employees with a weighted-average grant date fair value of $71.65. During the three months ended March 31, 2018, we granted 258,085 RSUs to employees with a weighted-average grant date fair value of $80.00.
PSUs—During the three months ended March 31, 2019, we did not grant PSUs under our LTIP. During the three months ended March 31, 2018, we granted 89,441 PSUs to our executive officers, with a weighted-average grant date fair value of $82.10.
Our total unearned compensation for our stock-based compensation programs at March 31, 2019 was $4 million for SARs, $21 million for RSUs, and $4 million for PSUs, which will primarily be recognized in stock-based compensation expense over a weighted-average period of three years with respect to SARs and RSUs, and two years with respect to PSUs.
16.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Legal Services—A partner in a law firm that provided services to us throughout the three months ended March 31, 2019 and March 31, 2018 is the brother-in-law of our Executive Chairman. We incurred $1 million of legal fees with this firm during each of the three months ended March 31, 2019 and March 31, 2018. At March 31, 2019 and December 31, 2018, we had $1 million and insignificant amounts due to the law firm, respectively.
Equity Method Investments—We have equity method investments in entities that own properties for which we receive management or franchise fees. We recognized $5 million and $4 million of fees for the three months ended March 31, 2019 and March 31, 2018, respectively. At March 31, 2019 and December 31, 2018, we had $10

million and $17 million, respectively, of receivables due from these properties. In addition, in some cases we provide loans (see Note 5) or guarantees (see Note 13) to these entities. During each of the three months ended March 31, 2019 and March 31, 2018, we recognized $1 million of income related to these guarantees. Our ownership interest in these unconsolidated hospitality ventures varies from 24% to 50%. See Note 4 for further details regarding these investments.
Class B Share Conversion—During the three months ended March 31, 2018, 257,194 shares of Class B common stock were converted on a share-for-share basis into shares of our Class A common stock, $0.01 par value per share. A portion of the shares of Class B common stock that were converted into shares of Class A common stock were retired during the three months ended March 31, 2018, and the remaining were retired subsequent to the three months ended March 31, 2018, thereby reducing the shares of Class B common stock authorized and outstanding.
17.     SEGMENT INFORMATION
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

The table below shows summarized consolidated financial information by segment. Included within corporate and other are the results of Miraval and Exhale, Hyatt Residence Club license fees, results related to our co-branded credit cards, and unallocated corporate expenses.

	Three Months Ended March 31,
	2019	2018
Owned and leased hotels
Owned and leased hotels revenues	$458	$507
Intersegment revenues (a)	7	9
Adjusted EBITDA	101	113
Depreciation and amortization	60	68
Americas management and franchising
Management, franchise, and other fees revenues	103	98
Contra revenue	(4)	(3)
Other revenues	36	—
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	548	420
Intersegment revenues (a)	17	18
Adjusted EBITDA	92	87
Depreciation and amortization	6	4
ASPAC management and franchising
Management, franchise, and other fees revenues	32	30
Contra revenue	—	(1)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	24	20
Intersegment revenues (a)	—	—
Adjusted EBITDA	20	18
Depreciation and amortization	1	—
EAME/SW Asia management and franchising
Management, franchise, and other fees revenues	18	18
Contra revenue	(1)	(1)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	17	16
Intersegment revenues (a)	2	2
Adjusted EBITDA	10	10
Depreciation and amortization	—	—
Corporate and other
Revenues	35	32
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	1	—
Intersegment revenues (a)	—	(2)
Adjusted EBITDA	(37)	(29)
Depreciation and amortization	13	11
Eliminations
Revenues (a)	(26)	(27)
Adjusted EBITDA	1	3
TOTAL
Revenues	$1,241	$1,109
Adjusted EBITDA	187	202
Depreciation and amortization	80	83

(a)	Intersegment revenues are included in management, franchise, and other fees revenues, owned and leased hotels revenues, and other revenues and eliminated in Eliminations.

The table below provides a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to our consolidated Adjusted EBITDA:

	Three Months Ended March 31,
	2019	2018
Net income attributable to Hyatt Hotels Corporation	$63	$411
Interest expense	19	19
Provision for income taxes	20	150
Depreciation and amortization	80	83
EBITDA	182	663
Contra revenue	5	5
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(590)	(456)
Costs incurred on behalf of managed and franchised properties	605	460
Equity losses from unconsolidated hospitality ventures	3	13
Stock-based compensation expense (Note 15)	20	18
Gains on sales of real estate (Note 6)	(1)	(529)
Asset impairments	3	—
Other (income) loss, net (Note 19)	(51)	18
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	11	10
Adjusted EBITDA	$187	$202
18.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, are as follows:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$63	$411
Net income and accretion attributable to noncontrolling interests	—	—
Net income attributable to Hyatt Hotels Corporation	$63	$411
Denominator:
Basic weighted-average shares outstanding	105,976,163	118,652,054
Share-based compensation	1,543,020	2,126,296
Diluted weighted-average shares outstanding	107,519,183	120,778,350
Basic Earnings Per Share:
Net income	$0.60	$3.47
Net income and accretion attributable to noncontrolling interests	—	—
Net income attributable to Hyatt Hotels Corporation	$0.60	$3.47
Diluted Earnings Per Share:
Net income	$0.59	$3.40
Net income and accretion attributable to noncontrolling interests	—	—
Net income attributable to Hyatt Hotels Corporation	$0.59	$3.40

The computations of diluted net income per share for the three months ended March 31, 2019 and March 31, 2018 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Three Months Ended March 31,
	2019	2018
SARs	1,400	—
RSUs	200	200
19.    OTHER INCOME (LOSS), NET

	Three Months Ended March 31,
	2019	2018
Release of contingent consideration liability (Note 6)	$25	$—
Release and amortization of debt repayment guarantee liability (Note 13)	17	3
Unrealized gains (losses) (Note 4)	12	(12)
Interest income (Note 4)	6	5
Depreciation recovery	6	5
Performance guarantee liability amortization (Note 13)	4	5
Performance guarantee expense, net (Note 13)	(21)	(28)
Other, net	2	4
Other income (loss), net	$51	$(18)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, financial performance, the amount by which the Company intends to reduce its real estate asset base, and the anticipated time frame for such asset dispositions, prospects, or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance, or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would," and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the SEC, including our Annual Report on Form 10-K; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; limited visibility with respect to future bookings; loss of key personnel; hostilities, or fear of hostilities, including future terrorist attacks, that affect travel; travel-related accidents; natural or man-made disasters such as earthquakes, tsunamis, tornadoes, hurricanes, floods, wildfires, oil spills, nuclear incidents, and global outbreaks of pandemics or contagious diseases or fear of such outbreaks; our ability to successfully achieve certain levels of operating profits at hotels that have performance tests or guarantees in favor of our third-party owners; the impact of hotel renovations and redevelopments; risks associated with our capital allocation plans and common stock repurchase program and other forms of shareholder capital return, including the risk that our common stock repurchase program could increase volatility and fail to enhance shareholder value; our intention to pay a quarterly cash dividend and the amounts thereof, if any; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through internet travel intermediaries; changes in the tastes and preferences of our customers; relationships with colleagues and labor unions and changes in labor laws; the financial condition of, and our relationships with, third-party property owners, franchisees, and hospitality venture partners; the possible inability of third-party owners, franchisees, or development partners to access capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions and the introduction of new brand concepts; the timing of acquisitions and dispositions, and our ability to successfully integrate completed acquisitions with existing operations; failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals); our ability to successfully execute on our strategy to expand our management and franchising business while at the same time reducing our real estate asset base within targeted timeframes and at expected values; declines in the value of our real estate assets; unforeseen terminations of our management or franchise agreements; changes in federal, state, local, or foreign tax law; the impact of changes in the tax code as a result of the Tax Cuts and Jobs Act of 2017 and uncertainty as to how some of those changes may be applied; increases in interest rates and operating costs; foreign exchange rate fluctuations or currency restructurings; lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access such markets; changes in the competitive environment in our industry, including as a result of industry consolidation, and the markets where we operate; our ability to successfully grow the World of Hyatt loyalty program; cyber incidents and information technology failures; outcomes of legal or administrative proceedings; and violations of regulations or laws related to our franchising business. These factors are not necessarily all of the important factors that could cause our actual results, performance, or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our business, financial condition, results of operations, or cash flows. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions, or changes in other factors affecting forward-looking statements, except to the extent required by applicable law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and accompanying Notes, which appear elsewhere in this Quarterly Report on Form 10-Q.

Executive Overview
We provide hospitality and other services on a worldwide basis through the development, ownership, operation, management, franchising, and licensing of hospitality and wellness-related businesses. We develop, own, operate, manage, franchise, license, or provide services to a portfolio of properties consisting of full service hotels, select service hotels, resorts, and other properties, including branded spas and fitness studios, and timeshare, fractional, and other forms of residential, vacation and condominium ownership units.
At March 31, 2019, our worldwide hotel portfolio consisted of 856 full and select service hotels (210,459 rooms), including:

•	392 managed properties (118,609 rooms), all of which we operate under management and hotel services agreements with third-party property owners;

•	404 franchised properties (67,391 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	30 owned properties (14,997 rooms) (including 1 consolidated hospitality venture), 1 finance leased property (171 rooms), and 6 operating leased properties (2,069 rooms), all of which we manage; and

•	20 managed properties and 3 franchised properties owned or leased by unconsolidated hospitality ventures (7,222 rooms).
Our worldwide property portfolio also included:

•	3 destination wellness resorts (410 rooms), all of which we own and operate (including 1 consolidated hospitality venture);

•	6 all-inclusive resorts (2,402 rooms), all of which are owned by a third party in which we hold common shares and which operates the resorts under franchise agreements with us;

•	16 vacation ownership properties under the Hyatt Residence Club brand and operated by third parties;

•
22 residential properties, which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel; and

•	10 condominium ownership properties for which we provide services for the rental programs or homeowners associations.
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

Within corporate and other, we include the results of Miraval and Exhale, Hyatt Residence Club license fees, results from our co-branded credit card, and unallocated corporate expenses. The results of our owned Miraval resorts are reported in owned and leased hotels revenues and owned and leased hotels expenses on our condensed consolidated statements of income. See Part I, Item 1 "Financial Statements—Note 17 to the Condensed Consolidated Financial Statements" for further discussion of our segment structure.
During the quarter ended March 31, 2019, we returned $102 million of capital to our shareholders through share repurchases and $20 million through our quarterly dividend payment.
Our financial performance for the quarter ended March 31, 2019 reflects a decrease in net income attributable to Hyatt Hotels Corporation of $348 million, compared to the quarter ended March 31, 2018, driven primarily by the gain on the sales of Grand Hyatt San Francisco, Andaz Maui at Wailea Resort, and Hyatt Regency Coconut Point Resort and Spa in 2018. Consolidated revenues increased $132 million, or 11.9% ($140 million or 12.7%, excluding the impact of currency), during the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018, driven by the growth of our third-party owned managed and franchised portfolio, specifically the acquisition of Two Roads, partially offset by a decrease in owned and leased hotels revenues due to the disposition of hotel properties in 2018.
Owned and leased hotels revenues for the quarter ended March 31, 2019 decreased $45 million, compared to the quarter ended March 31, 2018, driven primarily by disposition activity, partially offset by acquisition activity in 2018.
Our management, franchise, and other fees for the quarter ended March 31, 2019 increased $9 million, compared to the quarter ended March 31, 2018, which was driven primarily by the Americas, due to the acquisition of Two Roads, and included a net unfavorable currency impact of $2 million.
Our consolidated Adjusted EBITDA for the quarter ended March 31, 2019 decreased $15 million, compared to the first quarter of 2018, which included $3 million net unfavorable currency impact. The decrease was driven primarily by our owned and leased hotels segment which decreased $12 million due to dispositions in 2018. See "—Non-GAAP Measures" for an explanation of how we utilize Adjusted EBITDA, why we present it, and material limitations on its usefulness, as well as a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA.
Hotel Chain Revenue per Available Room ("RevPAR") Statistics.

		RevPAR
		Three Months Ended March 31,
(Comparable locations)	Number of comparable hotels (1)	2019	vs. 2018 (in constant $)
System-wide hotels	707	$132	1.8%
Owned and leased hotels	33	$174	2.7%
Americas full service hotels	165	$156	3.1%
Americas select service hotels	356	$100	(1.5)%
ASPAC full service hotels	82	$148	1.2%
ASPAC select service hotels	14	$56	14.2%
EAME/SW Asia full service hotels	74	$119	3.0%
EAME/SW Asia select service hotels	16	$60	8.1%
(1) The number of comparable hotels presented above includes owned and leased hotels.
System-wide RevPAR increased 1.8% during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, driven by strong group and transient average daily rate ("ADR") performance in the Americas as well as increased demand in certain markets in ASPAC and EAME/SW Asia. Group revenue improved as compared to 2018 as a result of higher ADR. Group revenue booked in 2019 for stays in 2019 is lower as compared to 2018, however group revenue booked in 2019 for stays in future years is higher as compared to 2018. RevPAR related to our owned and leased hotels improved due to increased group ADR in the United States. See "—Segment Results" for discussion of RevPAR by segment.

Results of Operations
Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018
Discussion on Consolidated Results
For additional information regarding our consolidated results, please also refer to our condensed consolidated statements of income included in this quarterly report. The impact from our investments in marketable securities held to fund our deferred compensation plans through rabbi trusts was recorded on the various financial statement line items discussed below and had no impact on net income. See "Net gains and interest income from marketable securities held to fund rabbi trusts" for the allocation of the impact to the various financial statement line items.
Owned and leased hotels revenues.

	Three Months Ended March 31,
	2019	2018	Better / (Worse)		Currency impact
Comparable owned and leased hotels revenues	$434	$430	$4	0.8%	$(5)
Non-comparable owned and leased hotels revenues	36	85	(49)	(57.8)%	(1)
Total owned and leased hotels revenues	$470	$515	$(45)	(8.9)%	$(6)
Owned and leased hotels revenues decreased for the three months ended March 31, 2019, compared to the same period in the prior year, driven primarily by non-comparable owned and leased hotels revenues related to dispositions, partially offset by acquisitions in 2018. See "—Segment Results" for further discussion of owned and leased hotels revenues.
Management, franchise, and other fees revenues.

	Three Months Ended March 31,
	2019	2018	Better / (Worse)
Base management fees	$63	$53	$10	18.2%
Incentive management fees	34	34	—	0.3%
Franchise fees	32	28	4	13.9%
Management and franchise fees	129	115	14	11.8%
Other fee revenues	12	17	(5)	(26.3)%
Management, franchise, and other fees	$141	$132	$9	6.9%

	Three Months Ended March 31,
	2019	2018	Better / (Worse)
Management, franchise, and other fees	$141	$132	$9	6.9%
Contra revenue	(5)	(5)	—	(4.8)%
Net management, franchise, and other fees	$136	$127	$9	7.0%
The increase in management, franchise, and other fees, which included a $2 million net unfavorable currency impact for the three months ended March 31, 2019, compared to the same period in the prior year, was driven primarily by increases in base fees, most notably in the Americas management and franchising segment due to the acquisition of Two Roads and hotel conversions from owned to managed. Additionally, other fees decreased primarily due to legal settlement proceeds received in 2018 related to a franchise agreement termination for an unopened property in the Americas. See "—Segment Results" for further discussion.

Other revenues. Other revenues increased $34 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to revenues from the residential management operations acquired as part of Two Roads.
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Three Months Ended March 31,
	2019	2018	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$590	$456	$134	29.2%
Less: rabbi trust impact	(13)	(2)	(11)	(665.4)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$577	$454	$123	26.8%
Excluding the impact of rabbi trust, revenues for the reimbursement of costs incurred on behalf of managed and franchised properties increased during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, driven by the growth of our third-party owned full service managed portfolio, specifically higher reimbursements for payroll and related costs, as a result of the acquisition of Two Roads and hotel conversions from owned to managed during 2018.
Owned and leased hotels expense.

	Three Months Ended March 31,
	2019	2018	Better / (Worse)
Comparable owned and leased hotels expense	$327	$330	$3	0.7%
Non-comparable owned and leased hotels expense	26	54	28	51.6%
Rabbi trust impact	4	—	(4)	(591.4)%
Total owned and leased hotels expense	$357	$384	$27	7.0%
The decrease in owned and leased hotels expense, which included $5 million net favorable currency impact, during the three months ended March 31, 2019, compared to the same period in the prior year, was driven primarily by non-comparable owned and leased hotel dispositions, partially offset by acquisitions. See "—Segment Results" for a discussion of the non-comparable owned hotels activity in 2018.
Other direct costs.    Other direct costs increased $37 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to expenses incurred from the residential management operations acquired as part of Two Roads as well as the growth of our co-branded credit card program.
Selling, general, and administrative expenses.

	Three Months Ended March 31,
	2019	2018	Change
Selling, general, and administrative expenses	$128	$95	$33	33.4%
Less: rabbi trust impact	(26)	(3)	(23)	(877.7)%
Less: stock-based compensation expense	(20)	(18)	(2)	(6.4)%
Adjusted selling, general, and administrative expenses	$82	$74	$8	9.9%
Adjusted selling, general, and administrative expenses exclude the impact of expenses related to deferred compensation plans funded through rabbi trusts and stock-based compensation expense. Adjusted selling, general, and administrative expenses, as we define it, is a non-GAAP measure. See "—Non-GAAP Measures" for further discussion of Adjusted selling, general, and administrative expenses.
Adjusted selling, general, and administrative expenses increased during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to $9 million of expenses from the acquisition of Two Roads inclusive of $5 million of integration related costs and $4 million of payroll and related costs.

Costs incurred on behalf of managed and franchised properties.

	Three Months Ended March 31,
	2019	2018	Change
Costs incurred on behalf of managed and franchised properties	$605	$460	$145	31.6%
Less: rabbi trust impact	(13)	(2)	(11)	(665.4)%
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$592	$458	$134	29.3%
Excluding the impact of rabbi trust, costs incurred on behalf of managed and franchised properties increased during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, driven by the growth of our third-party owned full service managed portfolio, specifically higher reimbursements for payroll and related costs, as a result of the acquisition of Two Roads and hotel conversions from owned to managed during 2018.
Net gains and interest income from marketable securities held to fund rabbi trusts.

	Three Months Ended March 31,
	2019	2018	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$26	$3	$23	877.7%
Rabbi trust impact allocated to owned and leased hotels expense	4	—	4	591.4%
Net gains and interest income from marketable securities held to fund rabbi trusts	$30	$3	$27	822.8%
Net gains and interest income from marketable securities held to fund rabbi trusts increased during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, driven by the performance of the underlying invested assets.
Equity losses from unconsolidated hospitality ventures.

	Three Months Ended March 31,
	2019	2018	Better / (Worse)
Equity losses from unconsolidated hospitality ventures	$(3)	$(13)	$10	78.1%
The decrease in equity losses during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was primarily attributable to the following activity in the first quarter of 2018:

•
$16 million impairment charge related to certain unconsolidated hospitality ventures in Brazil; we acquired our partner's interest in the unconsolidated hospitality ventures during the second quarter of 2018; and

•	$4 million of foreign currency losses at one of our unconsolidated hospitality ventures which holds loans denominated in a currency other than its functional currency.
The decrease was partially offset by an $8 million gain recognized on the sale of our ownership interest in an unconsolidated hospitality venture in 2018.
Gains on sales of real estate.   During the three months ended March 31, 2018, we recognized a $529 million pre-tax gain related to the sales of Grand Hyatt San Francisco, Andaz Maui at Wailea Resort, and Hyatt Regency Coconut Point Resort and Spa.
Other income (loss), net.    Other income (loss), net increased $69 million during the three months ended March 31, 2019 compared to the same period in the prior year. See Part I, Item 1 "Financial Statements—Note 19 to the Condensed Consolidated Financial Statements" for additional information.

Provision for income taxes.

	Three Months Ended March 31,
	2019	2018	Better / (Worse)
Income before income taxes	$83	$561	$(478)	(85.3)%
Provision for income taxes	(20)	(150)	130	87.1%
Effective tax rate	23.5%	26.7%		3.2%

Income tax expense decreased during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to a decrease in income before taxes driven by the portfolio sale of Grand Hyatt San Francisco, Andaz Maui at Wailea Resort, and Hyatt Coconut Point Resort and Spa in 2018. The decrease in the effective tax rate is primarily due to a benefit recognized in the first quarter of 2019 to adjust certain deferred tax liabilities, which is partially offset by the earnings impact on the effective tax rate of the aforementioned first quarter of 2018 portfolio sale.
Segment Results
We evaluate segment operating performance using owned and leased hotels revenues, management, franchise, and other fees revenues, and Adjusted EBITDA, as described in Part I, Item 1 "Financial Statements—Note 17 to the Condensed Consolidated Financial Statements."
Owned and leased hotels segment revenues.

	Three Months Ended March 31,
	2019	2018	Better / (Worse)		Currency impact
Comparable owned and leased hotels revenues	$425	$424	$1	0.3%	$(5)
Non-comparable owned and leased hotels revenues	33	83	(50)	(60.2)%	(1)
Total segment revenues	$458	$507	$(49)	(9.6)%	$(6)
The increase in comparable owned and leased hotels revenues during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was driven by an increase of $7 million at our hotels in the United States due to improved performance in certain markets, most notably Atlanta which had strong performance during the quarter and benefited from hosting the Super Bowl, as well as the shift of the Easter holiday. The increase was partially offset by a $6 million decrease at our international hotels primarily due to certain hotels under renovation and a net $5 million unfavorable currency impact.
The decrease in non-comparable owned and leased hotels revenues for the three months ended March 31, 2019, compared to the same period in the prior year, was driven by the dispositions of Andaz Maui at Wailea Resort, Grand Hyatt San Francisco, Hyatt Regency Coconut Point Resort and Spa, and Hyatt Regency Mexico City in 2018, partially offset by the acquisitions of Hyatt Regency Indian Wells Resort & Spa and Hyatt Regency Phoenix in the second half of 2018.

	Three Months Ended March 31,
	RevPAR		Occupancy		ADR
	2019	vs. 2018 (in constant $)	2019	vs. 2018	2019	vs. 2018 (in constant $)
Comparable owned and leased hotels	$174	2.7%	74.0%	(0.5)% pts	$235	3.4%
The increase in comparable RevPAR at our owned and leased hotels during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was driven primarily by improved group ADR at our full service hotels in the Americas due in part to the aforementioned timing of the Easter holiday and increased RevPAR in the Atlanta market as a result of hosting the Super Bowl. The increase is offset by decreased occupancy at certain hotels undergoing renovations.
During the three months ended March 31, 2019, no properties were removed from the comparable owned and leased hotels results.

Owned and leased hotels segment Adjusted EBITDA.

	Three Months Ended March 31,
	2019	2018	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$90	$103	$(13)	(11.8)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	11	10	1	8.3%
Segment Adjusted EBITDA	$101	$113	$(12)	(10.0)%
Adjusted EBITDA decreased during the three months ended March 31, 2019, compared to the same period in 2018, which included a $1 million net unfavorable currency impact. Adjusted EBITDA at our non-comparable owned and leased hotels decreased $17 million driven by the aforementioned dispositions. These decreases were partially offset by increases of $4 million at our comparable owned and leased hotels driven by the aforementioned increases in revenues as well as improved operating margins.
Americas management and franchising segment revenues.

	Three Months Ended March 31,
	2019	2018	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$103	$98	$5	4.1%
Contra revenue	(4)	(3)	(1)	(12.9)%
Other revenues	36	—	36	NM
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	548	420	128	30.5%
Total segment revenues	$683	$515	$168	32.6%
Americas management and franchising revenues included an insignificant net unfavorable currency impact during the three months ended March 31, 2019 compared to the same period in the prior year. The increase in management, franchise, and other fees during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was primarily due to a $9 million increase in management fees as a result of the acquisition of Two Roads and a $4 million increase in franchise fees primarily attributable to new hotels and improved performance. Additionally, management fees increased due to improved performance in certain markets, including Atlanta and certain resort locations outside of the United States. These increases were partially offset by an $8 million decrease due to the aforementioned legal settlement received in 2018.
Other revenues increased $36 million due to revenues from the residential management operations acquired as part of Two Roads.
The increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during the three months ended March 31, 2019, compared to the same period in the prior year, was driven by the growth of our third-party owned full service managed portfolio, specifically higher reimbursements for payroll and related costs, as a result of the acquisition of Two Roads and hotel conversions from owned to managed during 2018.

	Three Months Ended March 31,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2019	vs. 2018 (in constant $)	2019	vs. 2018	2019	vs. 2018 (in constant $)
Americas Full Service	$156	3.1%	71.8%	(0.3)% pts	$217	3.4%
Americas Select Service	$100	(1.5)%	71.9%	(0.9)% pts	$139	(0.2)%
Comparable full service hotels RevPAR increased during the three months ended March 31, 2019, compared to the same period in the prior year, driven by improved ADR in the aforementioned markets. RevPAR also benefited from increased group demand due to the aforementioned timing of the Easter holiday.
Comparable select service hotels RevPAR decreased during the three months ended March 31, 2019, due largely to supply growth in the United States outpacing demand as compared to the same period in the prior year.

During the three months ended March 31, 2019, no properties were removed from the comparable Americas full and select service system-wide hotel results.
Americas management and franchising segment Adjusted EBITDA.

	Three Months Ended March 31,
	2019	2018	Better / (Worse)
Segment Adjusted EBITDA	$92	$87	$5	5.3%
Adjusted EBITDA, which included an insignificant net unfavorable currency impact, increased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was driven by the aforementioned increase in management, franchise, and other fees and $5 million impact from the residential management operations acquired as part of Two Roads. This increase was partially offset by additional selling, general, and administrative expenses related to Two Roads.
ASPAC management and franchising segment revenues.

	Three Months Ended March 31,
	2019	2018	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$32	$30	$2	6.2%
Contra revenue	—	(1)	1	7.8%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	24	20	4	19.6%
Total segment revenues	$56	$49	$7	11.8%
ASPAC management and franchising revenues included a $1 million net unfavorable currency impact during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in management, franchise, and other fees was driven by increased management fees related to new hotels and improved performance.
The increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during the three months ended March 31, 2019, compared to the same period in the prior year, was driven by the overall growth of our third-party owned full and select service portfolio.

	Three Months Ended March 31,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2019	vs. 2018 (in constant $)	2019	vs. 2018	2019	vs. 2018 (in constant $)
ASPAC Full Service	$148	1.2%	71.6%	0.8% pts	$207	—%
ASPAC Select Service	$56	14.2%	63.6%	11.6% pts	$87	(6.7)%
The increase in comparable full service RevPAR during the three months ended March 31, 2019, compared to the same period in the prior year, was driven by increased inbound travel and strong demand in Japan and Southeast Asia, partially offset by weaker results in Greater China.
During the three months ended March 31, 2019, no properties were removed from the comparable ASPAC full and select service system-wide hotel results.

ASPAC management and franchising segment Adjusted EBITDA.

	Three Months Ended March 31,
	2019	2018	Better / (Worse)
Segment Adjusted EBITDA	$20	$18	$2	6.5%
EAME/SW Asia management and franchising segment revenues.

	Three Months Ended March 31,
	2019	2018	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$18	$18	$—	(2.6)%
Contra revenue	(1)	(1)	—	13.5%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	17	16	1	4.7%
Total segment revenues	$34	$33	$1	1.3%

	Three Months Ended March 31,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2019	vs. 2018 (in constant $)	2019	vs. 2018	2019	vs. 2018 (in constant $)
EAME/SW Asia Full Service	$119	3.0%	67.9%	2.6% pts	$176	(0.8)%
EAME/SW Asia Select Service	$60	8.1%	65.8%	9.2% pts	$92	(7.1)%
The increase in comparable full service RevPAR during the three months ended March 31, 2019, compared to the same period in the prior year, was driven by increased occupancy, primarily throughout India and certain European markets, including a benefit from the completion of a full renovation at one hotel in France. The increase was partially offset by lower ADR at certain properties in the Middle East due to the increased supply of hotel rooms.
During the three months ended March 31, 2019, no properties were removed from the comparable EAME/SW Asia full and select service system-wide hotel results.
EAME/SW Asia management and franchising segment Adjusted EBITDA.

	Three Months Ended March 31,
	2019	2018	Better / (Worse)
Segment Adjusted EBITDA	$10	$10	$—	0.8%
Corporate and other.

	Three Months Ended March 31,
	2019	2018	Better / (Worse)
Revenues	$35	$32	$3	8.4%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$1	$—	$1	NM
Adjusted EBITDA	$(37)	$(29)	$(8)	(29.6)%
Corporate and other revenues increased during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, driven primarily by growth in our co-branded credit card program.
Corporate and other Adjusted EBITDA decreased during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to $6 million of expenses associated with Two Roads inclusive of $5 million of integration related costs.

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
The charts below illustrate Adjusted EBITDA by segment for the three months ended March 31, 2019 and March 31, 2018:

*Consolidated Adjusted EBITDA for the three months ended March 31, 2019 included eliminations of $1 million and corporate and other Adjusted EBITDA of $(37) million.
**Consolidated Adjusted EBITDA for the three months ended March 31, 2018 included eliminations of $3 million and corporate and other Adjusted EBITDA of $(29) million.

The table below provides a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31,
	2019	2018	Change
Net income attributable to Hyatt Hotels Corporation	$63	$411	$(348)	(84.6)%
Interest expense	19	19	—	1.1%
Provision for income taxes	20	150	(130)	(87.1)%
Depreciation and amortization	80	83	(3)	(3.4)%
EBITDA	182	663	(481)	(72.6)%
Contra revenue	5	5	—	4.8%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(590)	(456)	(134)	(29.2)%
Costs incurred on behalf of managed and franchised properties	605	460	145	31.6%
Equity losses from unconsolidated hospitality ventures	3	13	(10)	(78.1)%
Stock-based compensation expense	20	18	2	6.4%
Gains on sales of real estate	(1)	(529)	528	99.8%
Asset impairments	3	—	3	NM
Other (income) loss, net	(51)	18	(69)	(381.1)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	11	10	1	8.3%
Adjusted EBITDA	$187	$202	$(15)	(7.3)%

Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments, and cash generated from our operations. As part of our business strategy, we use net proceeds from dispositions to support our acquisitions and new investment opportunities. When appropriate, we borrow cash under our revolving credit facility or from other third-party sources and may also raise funds by issuing debt or equity securities as necessary. We maintain a cash investment policy that emphasizes preservation of capital. We believe that our cash position, short-term investments, and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives for the foreseeable future.
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
Recent Transactions Affecting our Liquidity and Capital Resources
During the three months ended March 31, 2019 and March 31, 2018, various transactions impacted our liquidity. See "—Sources and Uses of Cash."

Sources and Uses of Cash

	Three Months Ended March 31,
	2019	2018
Cash provided by (used in):
Operating activities	$13	$54
Investing activities	(39)	935
Financing activities	(5)	(109)
Effect of exchange rate changes on cash	—	(3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(31)	$877
Cash Flows from Operating Activities
Cash provided by operating activities decreased by $41 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The decrease was primarily driven by timing of receivables, accounts payable, and accrued expenses.
Cash Flows from Investing Activities
During the three months ended March 31, 2019:

•	We invested $66 million in capital expenditures (see "—Capital Expenditures").

•	We acquired land for $15 million from an unrelated third party.

•	We received $56 million of net proceeds from the sale of marketable securities and short-term investments.
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

•	We received $9 million of proceeds from the sale of our ownership interest in an equity method investment.

•	We invested $60 million in capital expenditures (see "—Capital Expenditures").
Cash Flows from Financing Activities
During the three months ended March 31, 2019:

•	We repurchased 1,452,858 shares of Class A common stock for an aggregate purchase price of $102 million.

•	We paid a $20 million quarterly cash dividend of $0.19 per share on Class A and Class B common stock.

•	We borrowed $120 million on our revolving credit facility.
During the three months ended March 31, 2018:

•
We repurchased 1,209,987 shares of Class A common stock for an aggregate purchase price of $75 million, including 244,260 shares delivered in settlement of the November 2017 ASR in 2018, for which payment was made during 2017.

•	We borrowed $20 million and repaid $20 million on our revolving credit facility.

•	We paid an $18 million quarterly cash dividend of $0.15 per share on Class A and Class B common stock.

•	We redeemed the Miraval preferred shares for approximately $10 million.

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

	March 31, 2019	December 31, 2018
Consolidated debt (1)	$1,752	$1,634
Stockholders' equity	3,622	3,670
Total capital	5,374	5,304
Total debt to total capital	32.6%	30.8%
Consolidated debt (1)	1,752	1,634
Less: cash and cash equivalents and short-term investments	(601)	(686)
Net consolidated debt	$1,151	$948
Net debt to total capital	21.4%	17.9%
(1) Excludes approximately $550 million and $528 million of our share of unconsolidated hospitality venture indebtedness at March 31, 2019 and December 31, 2018, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements.
Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance and technology, enhancements to existing properties, and investment in new properties under development or recently opened. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations.

	Three Months Ended March 31,
	2019	2018
Maintenance and technology	$13	$13
Enhancements to existing properties	31	37
Investment in new properties under development or recently opened	22	10
Total capital expenditures	$66	$60
Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes at March 31, 2019. Interest on the Senior Notes is payable semi-annually.

Description	Principal amount
2021 Notes	$250
2023 Notes	350
2026 Notes	400
2028 Notes	400
Total Senior Notes	$1,400
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at March 31, 2019.
Revolving Credit Facility
We had $120 million and no balance outstanding on our revolving credit facility at March 31, 2019 and December 31, 2018, respectively. See Part I, Item 1 "Financial Statements—Note 10 to the Condensed Consolidated Financial Statements."
We are in compliance with all applicable covenants under the revolving credit facility at March 31, 2019.

Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $283 million and $277 million in letters of credit issued directly with financial institutions outstanding at March 31, 2019 and December 31, 2018, respectively. These letters of credit had weighted-average fees of approximately 100 basis points and a range of maturity of up to approximately three years at March 31, 2019.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2018 Form 10-K. Upon adoption of ASU 2016-02, we added a critical accounting estimate and the methodologies or assumptions we apply to the estimate, as detailed below.
Incremental Borrowing Rate and Accounting for Leases

In determining the present value of our operating ROU assets and lease liabilities, we estimate an IBR by applying a portfolio approach based on lease terms. We apply judgment in estimating the IBR including factors related to currency risk and our credit risk. We also give consideration to our recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating our IBR.

At March 31, 2019, our operating lease liabilities are $439 million. A 1% decrease in our estimated IBR would increase our operating lease liabilities by approximately $40 million.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At March 31, 2019, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
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
At March 31, 2019, we have one outstanding interest rate lock that hedges a portion of the risk of changes in the benchmark interest rate associated with long-term debt we anticipate issuing in the future. See Part I, Item 1 "Financial Statements—Note 10 to the Condensed Consolidated Financial Statements." At March 31, 2019 and December 31, 2018, we did not hold any interest rate swap contracts.
The following table sets forth the contractual maturities and the total fair values at March 31, 2019 for our financial instruments materially affected by interest rate risk:

	Maturities by Period
	2019	2020	2021	2022	2023	Thereafter	Total carrying amount (1)	Total fair value
Fixed-rate debt	$5	$4	$255	$5	$355	$958	$1,582	$1,628
Average interest rate (2)							4.51%
Floating-rate debt (3)	$124	$5	$5	$5	$4	$31	$174	$185
Average interest rate (2)							4.90%
(1) Excludes $12 million of finance lease obligations and $16 million of unamortized discounts and deferred financing fees.
(2) Average interest rate at March 31, 2019.
(3) Includes Grand Hyatt Rio de Janeiro construction loan which had a 7.95% interest rate at March 31, 2019.
Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. The U.S. dollar equivalents of the notional amounts of the outstanding forward contracts, the majority of which relate to intercompany transactions, with terms of less than one year, were $229 million and $210 million at March 31, 2019 and December 31, 2018, respectively.
We intend to offset the gains and losses related to our third-party debt and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income. Our exposure to market risk has not materially changed from what we previously disclosed in our 2018 Form 10-K.
For the three months ended March 31, 2019 and March 31, 2018, the effects of these derivative instruments resulted in $1 million of net gains and $6 million of net losses, respectively, recognized in other income (loss), net on our condensed consolidated statements of income. We offset the gains and losses on our foreign currency forward contracts with gains and losses related to our intercompany loans and transactions, such that there is a negligible effect to net income.

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
Changes in Internal Control Over Financial Reporting.

We are in the process of integrating Two Roads into our internal control over financial reporting processes.

Except as described above, there has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. We implemented various internal controls related to our accounting for leases under the new accounting standards upon adoption. There were no significant changes to our internal control over financial reporting due to the adoption of the new standards.

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

In March 2018, a putative class action was filed against the Company and several other hotel companies in federal district court in Illinois, Case No. 1:18-cv-01959, seeking an unspecified amount of damages and equitable relief for an alleged violation of the federal antitrust laws. In December 2018, a second lawsuit was filed against the Company by TravelPass Group, LLC, Partner Fusion, Inc., and Reservation Counter, LLC in federal district court in Texas, Case No. 5:18-cv-00153, for an alleged violation of federal antitrust laws arising from similar conduct alleged in the Illinois case and seeking an unspecified amount of monetary damages. The Company disputes the allegations in these lawsuits and will defend its interests vigorously. We currently do not believe the ultimate outcome of this litigation will have a material effect on our consolidated financial position, results of operation, or liquidity.
Item 1A. Risk Factors.
At March 31, 2019, there have been no material changes from the risk factors previously disclosed in response to Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A common stock during the quarter ended March 31, 2019:

	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
January 1 to January 31, 2019	656,619	$67.34	656,619	$623,867,073
February 1 to February 28, 2019	643,270	$72.38	643,270	$577,305,826
March 1 to March 31, 2019	152,969	$73.52	152,969	$566,059,768
Total	1,452,858	$70.22	1,452,858

(1)
On October 30, 2018, we announced the approval of the expansion of our share repurchase program pursuant to which we are authorized to purchase up to an additional $750 million of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. The repurchase program does not have an expiration date. At March 31, 2019, we had approximately $566 million remaining under the share repurchase authorization.

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

+ 10.1	Employment Letter, dated as of August 28, 2017, between Hyatt Corporation and Mark Vondrasek

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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyatt Hotels Corporation

Date:	May 2, 2019	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned, in her capacity as the principal financial officer of the registrant.

Hyatt Hotels Corporation

Date:	May 2, 2019	By:	/s/ Joan Bottarini
Joan Bottarini
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)