Form 10-Q
period 2019-06-30
Hyatt Hotels Corp
filed 2019-08-01
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
At July 26, 2019, there were 37,747,346 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 67,115,828 shares of the registrant's Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
REVENUES:
Owned and leased hotels	$490	$485	$960	$1,000
Management, franchise, and other fees	158	142	299	274
Amortization of management and franchise agreement assets constituting payments to customers	(6)	(5)	(11)	(10)
Net management, franchise, and other fees	152	137	288	264
Other revenues	28	9	73	20
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	619	502	1,209	958
Total revenues	1,289	1,133	2,530	2,242
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	367	357	724	741
Depreciation and amortization	83	79	163	162
Other direct costs	30	7	75	15
Selling, general, and administrative	95	83	223	178
Costs incurred on behalf of managed and franchised properties	633	500	1,238	960
Direct and selling, general, and administrative expenses	1,208	1,026	2,423	2,056
Net gains and interest income from marketable securities held to fund rabbi trusts	11	6	41	9
Equity earnings (losses) from unconsolidated hospitality ventures	6	2	3	(11)
Interest expense	(20)	(19)	(39)	(38)
Gains on sales of real estate	—	1	1	530
Asset impairments	(1)	—	(4)	—
Other income (loss), net	28	5	79	(13)
INCOME BEFORE INCOME TAXES	105	102	188	663
PROVISION FOR INCOME TAXES	(19)	(25)	(39)	(175)
NET INCOME	86	77	149	488
NET INCOME AND ACCRETION ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$86	$77	$149	$488
EARNINGS PER SHARE—Basic
Net income	$0.81	$0.67	$1.41	$4.19
Net income attributable to Hyatt Hotels Corporation	$0.81	$0.67	$1.41	$4.19
EARNINGS PER SHARE—Diluted
Net income	$0.80	$0.66	$1.39	$4.12
Net income attributable to Hyatt Hotels Corporation	$0.80	$0.66	$1.39	$4.12

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$86	$77	$149	$488
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax benefit of $- for the three and six months ended June 30, 2019 and $(1) for the three and six months ended June 30, 2018	6	(46)	—	(23)
Unrealized losses on derivative activity, net of tax benefit of $(3) and $(4) for the three and six months ended June 30, 2019 and $- for the three and six months ended June 30, 2018	(8)	—	(12)	—
Other comprehensive loss	(2)	(46)	(12)	(23)
COMPREHENSIVE INCOME	84	31	137	465
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$84	$31	$137	$465

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$515	$570
Restricted cash	32	33
Short-term investments	62	116
Receivables, net of allowances of $28 and $26 at June 30, 2019 and December 31, 2018, respectively	497	427
Inventories	13	14
Prepaids and other assets	147	149
Prepaid income taxes	38	36
Total current assets	1,304	1,345
Equity method investments	222	233
Property and equipment, net	3,615	3,608
Financing receivables, net of allowances	16	13
Operating lease right-of-use assets	505	—
Goodwill	322	283
Intangibles, net	471	628
Deferred tax assets	172	180
Other assets	1,455	1,353
TOTAL ASSETS	$8,082	$7,643
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$91	$11
Accounts payable	149	151
Accrued expenses and other current liabilities	312	361
Current contract liabilities	400	388
Accrued compensation and benefits	127	150
Current operating lease liabilities	35	—
Total current liabilities	1,114	1,061
Long-term debt	1,621	1,623
Long-term contract liabilities	461	442
Long-term operating lease liabilities	406	—
Other long-term liabilities	833	840
Total liabilities	4,435	3,966
Commitments and contingencies (see Note 13)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding at June 30, 2019 and December 31, 2018	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 37,867,014 issued and outstanding at June 30, 2019, and Class B common stock, $0.01 par value per share, 399,110,240 shares authorized, 67,115,828 shares issued and outstanding at June 30, 2019. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 39,507,817 issued and outstanding at December 31, 2018, and Class B common stock, $0.01 par value per share, 399,110,240 shares authorized, 67,115,828 shares issued and outstanding at December 31, 2018	1	1
Additional paid-in capital	—	50
Retained earnings	3,853	3,819
Accumulated other comprehensive loss	(212)	(200)
Total stockholders' equity	3,642	3,670
Noncontrolling interests in consolidated subsidiaries	5	7
Total equity	3,647	3,677
TOTAL LIABILITIES AND EQUITY	$8,082	$7,643

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$149	$488
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of real estate	(1)	(530)
Depreciation and amortization	163	162
Release of contingent consideration liability	(27)	—
Amortization of share awards	27	23
Deferred income taxes	4	(12)
Equity (earnings) losses from unconsolidated hospitality ventures	(3)	11
Amortization of management and franchise agreement assets constituting payments to customers	11	10
Working capital changes and other	(144)	(122)
Net cash provided by operating activities	179	30
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(110)	(439)
Proceeds from marketable securities and short-term investments	165	347
Contributions to equity method and other investments	(16)	(24)
Return of equity method and other investments	24	13
Acquisitions, net of cash acquired	(18)	(5)
Capital expenditures	(146)	(121)
Proceeds from sales of real estate, net of cash disposed	—	992
Other investing activities	6	11
Net cash provided by (used in) investing activities	(95)	774
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	120	20
Repayments of debt	(42)	(22)
Repurchases of common stock	(147)	(588)
Contingent consideration paid	(24)	—
Repayments of redeemable noncontrolling interest in preferred shares in a subsidiary	—	(10)
Dividends paid	(40)	(35)
Other financing activities	(10)	(12)
Net cash used in financing activities	(143)	(647)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	4	1
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, INCLUDING CASH CLASSIFIED WITHIN CURRENT ASSETS HELD FOR SALE	(55)	158
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH RECLASSIFIED TO ASSETS HELD FOR SALE	—	(9)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(55)	149
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—BEGINNING OF YEAR	622	752
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—END OF PERIOD	$567	$901

See accompanying Notes to condensed consolidated financial statements.
Supplemental disclosure of cash flow information:

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$515	$628
Restricted cash (1)	32	254
Restricted cash included in other assets (1)	20	19
Total cash, cash equivalents, and restricted cash	$567	$901

(1) Restricted cash generally represents sales proceeds pursuant to like-kind exchanges, captive insurance subsidiary requirements, debt service on bonds, escrow deposits, and other arrangements.

	Six Months Ended June 30,
	2019	2018
Cash paid during the period for interest	$41	$37
Cash paid during the period for income taxes	$34	$213
Cash paid for amounts included in the measurement of operating lease liabilities	$24	$—
Non-cash investing and financing activities are as follows:
Non-cash contributions to equity method investments	$5	$53
Change in accrued capital expenditures	$2	$5
Non-cash right-of-use assets obtained in exchange for operating lease liabilities	$5	$—

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions of dollars)
(Unaudited)

	Total	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries
BALANCE—January 1, 2018	$3,839	$1	$967	$3,118	$(253)	$6
Total comprehensive income	434	—	—	411	23	—
Repurchase of common stock	(75)	—	(75)	—	—	—
Employee stock plan issuance	1	—	1	—	—	—
Share-based payment activity	13	—	13	—	—	—
Cash dividends of $0.15 per share (see Note 14)	(18)	—	—	(18)	—	—
BALANCE—March 31, 2018	4,194	1	906	3,511	(230)	6
Total comprehensive income	31	—	—	77	(46)	—
Repurchase of common stock	(513)	—	(513)	—	—	—
Directors compensation	2	—	2	—	—	—
Employee stock plan issuance	1	—	1	—	—	—
Share-based payment activity	3	—	3	—	—	—
Cash dividends of $0.15 per share (see Note 14)	(17)	—	—	(17)	—	—
BALANCE—June 30, 2018	$3,701	$1	$399	$3,571	$(276)	$6

BALANCE—January 1, 2019	$3,677	$1	$50	$3,819	$(200)	$7
Total comprehensive income	53	—	—	63	(10)	—
Noncontrolling interests	(1)	—	—	—	—	(1)
Repurchase of common stock	(102)	—	(71)	(31)	—	—
Employee stock plan issuance	1	—	1	—	—	—
Share-based payment activity	20	—	20	—	—	—
Cash dividends of $0.19 per share (see Note 14)	(20)	—	—	(20)	—	—
BALANCE—March 31, 2019	3,628	1	—	3,831	(210)	6
Total comprehensive income	84	—	—	86	(2)	—
Noncontrolling interests	(1)	—	—	—	—	(1)
Repurchase of common stock	(45)	—	(1)	(44)	—	—
Directors compensation	1	—	1	—	—	—
Employee stock plan issuance	1	—	1	—	—	—
Share-based payment activity	(1)	—	(1)	—	—	—
Cash dividends of $0.19 per share (see Note 14)	(20)	—	—	(20)	—	—
BALANCE—June 30, 2019	$3,647	$1	$—	$3,853	$(212)	$5

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)

1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively "Hyatt Hotels Corporation") provide hospitality and other services on a worldwide basis through the development, ownership, operation, management, franchising, and licensing of hospitality and wellness-related businesses. We develop, own, operate, manage, franchise, license, or provide services to a portfolio of properties, consisting of full service hotels, select service hotels, resorts, and other properties, including branded spas and fitness studios, timeshare, fractional, and other forms of residential, vacation, and condominium ownership units. At June 30, 2019, (i) we operated or franchised 428 full service hotels, comprising 150,089 rooms throughout the world, (ii) we operated or franchised 444 select service hotels, comprising 62,948 rooms, of which 383 hotels are located in the United States, and (iii) our portfolio included 6 franchised all-inclusive Hyatt-branded resorts, comprising 2,403 rooms, and 3 destination wellness resorts, comprising 410 rooms. At June 30, 2019, our portfolio of properties operated in 63 countries around the world. Additionally, through strategic relationships, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and which operate under other tradenames or marks owned by such hotel or licensed by third parties.
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
2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Standards
Leases—In February 2016, the FASB released Accounting Standards Update No. 2016-02 ("ASU 2016-02"), Leases (Topic 842). ASU 2016-02 requires lessees to record lease contracts on the balance sheet by recognizing a right-of-use ("ROU") asset and lease liability with certain practical expedients available. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make fixed minimum lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of fixed minimum lease payments over the lease term, including optional periods for which it is reasonably certain the renewal option will be exercised.

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
We elected the following additional practical expedients: (i) for office space, land, and hotel leases, we do not separate the lease and nonlease components, which primarily relate to common area maintenance and utilities, (ii) we combine lease and nonlease components for those leases where we are the lessor, and (iii) for all leases that are twelve months or less, we exclude these short-term leases from the ROU assets and lease liabilities.
For leases in place upon adoption, we used the remaining lease term as of January 1, 2019 in determining the incremental borrowing rate ("IBR"). For the initial measurement of the lease liabilities for leases commencing on or after January 1, 2019, the IBR at the lease commencement date was applied.
For operating leases, the adoption of ASU 2016-02 resulted in the initial recognition of ROU assets of $512 million and related lease liabilities of $452 million on our condensed consolidated balance sheet at January 1, 2019. Upon adoption, we reclassified $103 million of intangibles, net related to below market leases and $49 million of deferred rent and other lease liabilities to the operating ROU assets. The net tax impact upon adoption was insignificant. The adoption of ASU 2016-02 did not significantly impact our accounting for finance leases or for those leases where we are the lessor. Additionally, the adoption of ASU 2016-02 did not materially affect our condensed consolidated statements of income or our condensed consolidated statements of cash flows.
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
Fair Value Measurement—In August 2018, the FASB released Accounting Standards Update No. 2018-13 ("ASU 2018-13"), Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements in relation to fair value measurements. The provisions of ASU 2018-13 are to be applied using a prospective or retrospective approach, depending on the amendment and are effective for interim periods and fiscal years beginning after December 15, 2019, with early adoption permitted. ASU 2018-13 will not have a material impact on our condensed consolidated financial statements.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenues
The following tables present our revenues disaggregated by the nature of the product or service:

	Three Months Ended June 30, 2019
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$279	$—	$—	$—	$6	$(9)	$276
Food and beverage	164	—	—	—	3	—	167
Other	38	—	—	—	9	—	47
Owned and leased hotels	481	—	—	—	18	(9)	490

Base management fees	—	61	10	9	—	(12)	68
Incentive management fees	—	19	17	9	—	(6)	39
Franchise fees	—	36	2	—	—	—	38
Other fees	—	1	3	1	2	—	7
License fees	—	—	—	—	6	—	6
Management, franchise, and other fees	—	117	32	19	8	(18)	158
Amortization of management and franchise agreement assets constituting payments to customers	—	(3)	(1)	(2)	—	—	(6)
Net management, franchise, and other fees	—	114	31	17	8	(18)	152

Other revenues	—	19	—	—	8	1	28

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	575	26	17	1	—	619

Total	$481	$708	$57	$34	$35	$(26)	$1,289

	Six Months Ended June 30, 2019
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$545	$—	$—	$—	$13	$(16)	$542
Food and beverage	321	—	—	—	6	—	327
Other	73	—	—	—	18	—	91
Owned and leased hotels	939	—	—	—	37	(16)	960

Base management fees	—	118	22	17	—	(26)	131
Incentive management fees	—	33	34	17	—	(11)	73
Franchise fees	—	68	2	—	—	—	70
Other fees	—	1	6	3	3	—	13
License fees	—	—	—	—	12	—	12
Management, franchise, and other fees	—	220	64	37	15	(37)	299
Amortization of management and franchise agreement assets constituting payments to customers	—	(7)	(1)	(3)	—	—	(11)
Net management, franchise, and other fees	—	213	63	34	15	(37)	288

Other revenues	—	55	—	—	17	1	73

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	1,123	50	34	2	—	1,209

Total	$939	$1,391	$113	$68	$71	$(52)	$2,530

	Three Months Ended June 30, 2018
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$275	$—	$—	$—	$6	$(10)	$271
Food and beverage	169	—	—	—	3	—	172
Other	34	—	—	—	8	—	42
Owned and leased hotels	478	—	—	—	17	(10)	485

Base management fees	—	53	10	9	—	(13)	59
Incentive management fees	—	20	17	9	—	(8)	38
Franchise fees	—	34	1	—	—	—	35
Other fees	—	1	2	1	1	—	5
License fees	—	—	—	—	5	—	5
Management, franchise, and other fees	—	108	30	19	6	(21)	142
Amortization of management and franchise agreement assets constituting payments to customers	—	(3)	—	(2)	—	—	(5)
Net management, franchise, and other fees	—	105	30	17	6	(21)	137

Other revenues	—	—	—	—	8	1	9

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	461	23	17	1	—	502

Total	$478	$566	$53	$34	$32	$(30)	$1,133

	Six Months Ended June 30, 2018
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$572	$—	$—	$—	$13	$(19)	$566
Food and beverage	341	—	—	—	5	—	346
Other	72	—	—	—	16	—	88
Owned and leased hotels	985	—	—	—	34	(19)	1,000

Base management fees	—	102	21	16	—	(27)	112
Incentive management fees	—	33	34	19	—	(14)	72
Franchise fees	—	62	1	—	—	—	63
Other fees	—	9	4	2	2	—	17
License fees	—	—	—	—	10	—	10
Management, franchise, and other fees	—	206	60	37	12	(41)	274
Amortization of management and franchise agreement assets constituting payments to customers	—	(6)	(1)	(3)	—	—	(10)
Net management, franchise, and other fees	—	200	59	34	12	(41)	264

Other revenues	—	—	—	—	17	3	20

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	881	43	33	1	—	958

Total	$985	$1,081	$102	$67	$64	$(57)	$2,242
Contract Balances
Our contract assets were $3 million and insignificant at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, the contract assets were included in receivables, net. As our profitability hurdles are generally calculated on a full-year basis, we expect our contract asset balance to be insignificant at year end.
Our contract liabilities were as follows:

	June 30, 2019	December 31, 2018	$ Change	% Change
Current contract liabilities	$400	$388	$12	3.0%
Long-term contract liabilities	461	442	19	4.3%
Total contract liabilities	$861	$830	$31	3.6%

Contract liabilities are comprised of the following:

	June 30, 2019	December 31, 2018
Deferred revenue related to the loyalty program	$640	$596
Advanced deposits	68	81
Initial fees received from franchise owners	38	35
Deferred revenue related to system-wide services	9	7
Other deferred revenue	106	111
Total contract liabilities	$861	$830

The following table summarizes the activity in our contract liabilities:

	2019	2018
Beginning balance, January 1	$830	$772
Cash received and other	247	217
Revenue recognized	(228)	(224)
Ending balance, March 31	$849	$765
Cash received and other	243	216
Revenue recognized	(231)	(217)
Ending balance, June 30	$861	$764
Revenue recognized during the three months ended June 30, 2019 and June 30, 2018 included in the contract liabilities balance at the beginning of each year was $93 million and $84 million, respectively. Revenue recognized during the six months ended June 30, 2019 and June 30, 2018 included in the contract liabilities balance at the beginning of each year was $238 million and $218 million, respectively. This revenue primarily relates to the loyalty program, which is recognized net of redemption reimbursements paid to third parties, and advanced deposits.
Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $130 million at June 30, 2019, of which we expect to recognize approximately 20% as revenue over the next 12 months and the remainder thereafter.
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
4.    DEBT AND EQUITY SECURITIES
Equity Method Investments
Equity method investments were $222 million and $233 million at June 30, 2019 and December 31, 2018, respectively.
During the three months ended June 30, 2019, we recognized an $8 million gain in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income resulting from the sale of our ownership interest in an equity method investment within our owned and leased hotels segment and received $23 million of sales proceeds.
During the three months ended June 30, 2018, we completed an asset acquisition of our partner's interest in certain unconsolidated hospitality ventures in Brazil for a net purchase price of approximately $5 million. During the six months ended June 30, 2018, we recognized $16 million of impairment charges related to these investments in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income as the carrying value was in excess of fair value. The fair value was determined to be a Level Three fair value measure, and the impairment was deemed other-than-temporary.
During the three and six months ended June 30, 2018, we recognized $2 million and $10 million of gains, respectively, in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income resulting from sales activity related to certain equity method investments within our owned and leased hotels segment. During the six months ended June 30, 2018, we received $10 million of sales proceeds.
The following table presents summarized financial information for all unconsolidated hospitality ventures in which we hold an investment accounted for under the equity method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenues	$125	$132	$241	$264
Gross operating profit	49	49	88	88
Income (loss) from continuing operations	(1)	16	(11)	(3)
Net income (loss)	(1)	16	(11)	(3)
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
Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value and included on our condensed consolidated balance sheets, were as follows:

	June 30, 2019	December 31, 2018
Loyalty program (Note 9)	$441	$397
Deferred compensation plans held in rabbi trusts (Note 9 and Note 11)	426	367
Captive insurance companies	143	133
Total marketable securities held to fund operating programs	$1,010	$897
Less: current portion of marketable securities held to fund operating programs included in cash and cash equivalents, short-term investments, and prepaids and other assets	(213)	(174)
Marketable securities held to fund operating programs included in other assets	$797	$723

Net realized and unrealized gains (losses) and interest income from marketable securities held to fund the loyalty program are recognized in other income (loss), net on our condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Loyalty program (Note 19)	$10	$1	$19	$(3)

Net realized and unrealized gains and interest income from marketable securities held to fund rabbi trusts are recognized in net gains and interest income from marketable securities held to fund rabbi trusts on our condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unrealized gains	$9	$3	$37	$2
Realized gains	2	3	4	7
Net gains and interest income from marketable securities held to fund rabbi trusts	$11	$6	$41	$9

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
Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at fair value and included on our condensed consolidated balance sheets, were as follows:

	June 30, 2019	December 31, 2018
Common shares of Playa N.V. (Note 9)	$94	$87
Interest-bearing money market funds	38	14
Time deposits	37	100
Total marketable securities held for investment purposes	$169	$201
Less: current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(75)	(114)
Marketable securities held for investment purposes included in other assets	$94	$87

We hold common shares of Playa Hotels & Resorts N.V. ("Playa N.V.") which are accounted for as an equity security with a readily determinable fair value as we do not have the ability to significantly influence the operations of the entity. The fair value of the common shares is classified as Level One in the fair value hierarchy as we are able to obtain market available pricing information. The remeasurement of our investment at fair value resulted in $1 million and $7 million of unrealized gains recognized in other income (loss), net on our condensed consolidated statements of income for the three months ended June 30, 2019 and June 30, 2018, respectively, and $7 million and insignificant unrealized gains recognized in other income (loss), net on our condensed consolidated statements of income for the six months ended June 30, 2019 and June 30, 2018, respectively (see Note 19). We did not sell any shares of common stock during the six months ended June 30, 2019.
Other Investments
Held-to-Maturity Debt Securities—At June 30, 2019 and December 31, 2018, we held $53 million and $49 million, respectively, of investments in held-to-maturity ("HTM") debt securities, which are investments in third-party entities that own certain of our hotels and are recorded within other assets on our condensed consolidated balance sheets. The securities are mandatorily redeemable between 2020 and 2025. The amortized cost of our investments approximates fair value. We estimated the fair value of our investments using internally developed discounted cash flow models based on current market inputs for similar types of arrangements. Based upon the lack of available market data, our investments are classified as Level Three within the fair value hierarchy. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.
Equity Securities Without a Readily Determinable Fair Value—At June 30, 2019 and December 31, 2018, we held $9 million of investments in equity securities without a readily determinable fair value, which represent investments in entities where we do not have the ability to significantly influence the operations of the entity. These investments are recorded within other assets on our condensed consolidated balance sheets.
Due to ongoing operating cash flow shortfalls in the business underlying an equity security during the three months ended June 30, 2018, we recognized a $22 million impairment charge for our full investment balance in other income (loss), net on our condensed consolidated statements of income (see Note 19) as the carrying value was in excess of the fair value. The fair value was determined to be a Level Three fair value measure. Subsequent to June 30, 2018, the entity in which we held our investment disposed of its assets.
Fair Value—We measured the following financial assets at fair value on a recurring basis:

	June 30, 2019	Cash and cash equivalents	Short-term investments	Prepaids and other assets	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$144	$144	$—	$—	$—
Mutual funds	426	—	—	—	426
Common shares	94	—	—	—	94
Level Two - Significant Other Observable Inputs
Time deposits	51	—	42	—	9
U.S. government obligations	191	—	—	39	152
U.S. government agencies	49	—	1	6	42
Corporate debt securities	156	—	19	23	114
Mortgage-backed securities	23	—	—	5	18
Asset-backed securities	43	—	—	9	34
Municipal and provincial notes and bonds	2	—	—	—	2
Total	$1,179	$144	$62	$82	$891

	December 31, 2018	Cash and cash equivalents	Short-term investments	Prepaids and other assets	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$88	$88	$—	$—	$—
Mutual funds	367	—	—	—	367
Common shares	87	—	—	—	87
Level Two - Significant Other Observable Inputs
Time deposits	113	—	104	—	9
U.S. government obligations	169	—	—	37	132
U.S. government agencies	52	—	2	7	43
Corporate debt securities	151	—	10	25	116
Mortgage-backed securities	23	—	—	5	18
Asset-backed securities	46	—	—	10	36
Municipal and provincial notes and bonds	2	—	—	—	2
Total	$1,098	$88	$116	$84	$810

During the three and six months ended June 30, 2019 and June 30, 2018, there were no transfers between levels of the fair value hierarchy. We do not have non-financial assets or non-financial liabilities required to be measured at fair value on a recurring basis.

5.    FINANCING RECEIVABLES

	June 30, 2019	December 31, 2018
Unsecured financing to hotel owners	$158	$159
Less: current portion of financing receivables, included in receivables, net	(42)	(45)
Less: allowance for losses	(100)	(101)
Total long-term financing receivables, net of allowances	$16	$13

Allowance for Losses and Impairments—The following table summarizes the activity in our unsecured financing receivables allowance:

	2019	2018
Allowance at January 1	$101	$108
Provisions	2	2
Other adjustments	—	(1)
Allowance at March 31	$103	$109
Provisions	1	1
Other adjustments	—	(1)
Write-offs	(4)	—
Allowance at June 30	$100	$109

Credit Monitoring—Our unsecured financing receivables were as follows:

	June 30, 2019
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on non-accrual status
Loans	$59	$(1)	$58	$—
Impaired loans (1)	45	(45)	—	45
Total loans	104	(46)	58	45
Other financing arrangements	54	(54)	—	54
Total unsecured financing receivables	$158	$(100)	$58	$99
(1) The unpaid principal balance was $35 million and the average recorded loan balance was $47 million at June 30, 2019.

	December 31, 2018
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on non-accrual status
Loans	$58	$—	$58	$—
Impaired loans (2)	50	(50)	—	50
Total loans	108	(50)	58	50
Other financing arrangements	51	(51)	—	51
Total unsecured financing receivables	$159	$(101)	$58	$101
(2) The unpaid principal balance was $36 million and the average recorded loan balance was $54 million at December 31, 2018.
Fair Value—We estimated the fair value of financing receivables, which are classified as Level Three in the fair value hierarchy, to be approximately $60 million and $59 million at June 30, 2019 and December 31, 2018, respectively.

6.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Land—During the six months ended June 30, 2019, we acquired $15 million of land through an asset acquisition from an unrelated third party.
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
We closed on the transaction on November 30, 2018 and paid cash of $415 million, net of $37 million cash acquired. Cash paid at closing was inclusive of a $36 million payment of the aforementioned additional consideration and a $4 million receipt of other purchase price adjustments. Related to the $68 million of potential additional consideration, we recorded a $57 million contingent liability in accrued expenses and other current liabilities on our condensed consolidated balance sheet at December 31, 2018, which represented our estimate of the remaining expected consideration to be paid.
Net assets acquired were determined as follows:

Cash paid, net of cash acquired	$415
Cash acquired	37
Contingent consideration liability	57
Net assets acquired at December 31, 2018	$509
Post-acquisition working capital adjustments	(2)
Net assets acquired at June 30, 2019	$507

As it relates to the $57 million contingent consideration liability recorded at December 31, 2018, of which $6 million remains at June 30, 2019, the following occurred during the six months ended June 30, 2019:

•	The sellers completed the aforementioned specific actions with respect to certain management agreements, and we paid $24 million of additional consideration to the sellers.

•
For those management agreements where the specific actions were not completed, we released $2 million and $27 million of the contingent liability to other income (loss), net on our condensed consolidated statements of income during the three and six months ended June 30, 2019, respectively (see Note 19).

The acquisition includes management and license agreements for operating and pipeline hotels primarily across North America and Asia under five hospitality brands. Our condensed consolidated balance sheets at June 30, 2019 and December 31, 2018 reflect preliminary estimates of the fair value of the assets acquired and liabilities assumed. The fair values, which are classified as Level Three in the fair value hierarchy, are based on information that was available as of the date of acquisition and are estimated using discounted future cash flow models and relief from royalty method, including revenue projections based on the expected contract terms and long-term growth rates.
During 2019, the estimated fair values of assets and liabilities were revised as we refined our analysis of contract terms and renewal assumptions which affected the underlying cash flows in the valuation. This resulted in a $34 million reduction in intangibles, net with an offsetting increase in goodwill on our condensed consolidated balance sheet at June 30, 2019. We continue to evaluate the underlying inputs and assumptions used in our valuation and accordingly, these estimates are subject to change during the one year measurement period.

The following table summarizes the preliminary fair value of the identifiable net assets acquired at June 30, 2019:

Cash	$32
Receivables	20
Other current assets	2
Equity method investment	2
Property and equipment	2
Indefinite-lived intangibles (1)	96
Management agreement intangibles (2)	209
Goodwill (3)	194
Other assets (4)	25
Total assets	$582

Advanced deposits	$20
Other current liabilities	22
Other long-term liabilities (4)	33
Total liabilities	75
Total net assets acquired	$507
(1) Includes intangibles attributable to the Destination, Alila, and Thompson brands.
(2) Amortized over useful lives of 1 to 19 years, with a weighted-average useful life of approximately 12 years.
(3) The goodwill, of which $154 million is tax deductible, is attributable to the growth opportunities Hyatt expects to realize by expanding into new markets and enhancing guest experiences through a distinctive collection of lifestyle brands and recorded in the Americas management and franchising segment.
(4) Includes $13 million of prior year tax liabilities relating to certain foreign filing positions, including $4 million of interest and penalties. We recorded an offsetting indemnification asset which we expect to collect under contractual arrangements.
Dispositions
Grand Hyatt San Francisco, Andaz Maui at Wailea Resort, and Hyatt Regency Coconut Point Resort and Spa—During the six months ended June 30, 2018, we sold Grand Hyatt San Francisco, Andaz Maui at Wailea Resort together with adjacent land, and Hyatt Regency Coconut Point Resort and Spa to an unrelated third party as a portfolio for approximately $992 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. We entered into long-term management agreements for the properties upon sale. The sale resulted in a $531 million pre-tax gain which was recognized in gains on sales of real estate on our condensed consolidated statements of income during the six months ended June 30, 2018. The operating results and financial position of these hotels prior to the sale remain within our owned and leased hotels segment. Although we concluded the disposal of these properties did not qualify as discontinued operations, the disposal was considered to be material. Pre-tax net income attributable to the three properties was $15 million during the six months ended June 30, 2018.
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

In conjunction with the sale of Hyatt Regency Coconut Point Resort and Spa during the six months ended June 30, 2018, $221 million of proceeds were held as restricted for use in a potential like-kind exchange. Subsequently, $198 million of these proceeds were utilized to acquire two properties in 2018 and the remaining $23 million were released.
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
7.    LEASES
Lessee—We primarily lease land, buildings, office space, spas and fitness centers, and equipment. We determine if an arrangement is an operating or finance lease at inception. For our hotel management agreements, we apply judgment in order to determine whether the contract is accounted for as a lease or management agreement based on the specific facts and circumstances of each agreement. In evaluating whether an agreement constitutes a lease, we review the contractual terms to determine which party obtains both the economic benefits and control of the assets. In arrangements where we control the assets and obtain the economic benefits, we account for the contract as a lease.
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
As our leases do not provide an implicit borrowing rate, we use our estimated IBR to determine the present value of our lease payments and apply a portfolio approach. We apply judgment in estimating the IBR including factors related to currency risk and our credit risk. We also give consideration to our recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating our IBR.
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
Total lease expense related to short-term leases and finance leases was insignificant for the three and six months ended June 30, 2019. A summary of operating lease expense is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Minimum rentals	$14	$25
Contingent rentals	24	56
Total operating lease expense	$38	$81

Supplemental balance sheet information related to finance leases is as follows:

June 30, 2019
Property and equipment, net (1)	$9
Current maturities of long-term debt	2
Long-term debt	9
Total finance lease liabilities	$11
(1) Finance lease assets are net of $14 million of accumulated amortization.

Weighted-average remaining lease terms and discount rates are as follows:

June 30, 2019
Weighted-average remaining lease term in years
Operating leases (1)	21
Finance leases	7

Weighted-average discount rate
Operating leases	3.7%
Finance leases	1.0%
(1) Certain of our hotel and land leases have nominal or contingent rental payments. As such, this results in a lower weighted-average remaining lease term.

The maturities of lease liabilities in accordance with Leases (Topic 842) in each of the next five years and thereafter at June 30, 2019 are as follows:

	Operating leases	Finance leases
2019 (remaining)	$25	$1
2020	47	3
2021	44	2
2022	42	2
2023	39	2
Thereafter	456	5
Total minimum lease payments	$653	$15
Less: amount representing interest	(212)	(4)
Present value of minimum lease payments	$441	$11

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

Lessor—We lease retail space under operating leases at our owned hotel locations. Rental payments are primarily fixed with certain variable payments based on a contractual percentage of revenues. We recognized rental income within owned and leased hotels revenues on our condensed consolidated statements of income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Rental income	$6	$6	$13	$13

The future minimum lease receipts in accordance with Leases (Topic 842) scheduled to be received in each of the next five years and thereafter at June 30, 2019 are as follows:

2019 (remaining)	$13
2020	21
2021	18
2022	16
2023	14
Thereafter	49
Total minimum lease receipts	$131

The future minimum lease receipts from our 2018 Form 10-K as filed in accordance with Leases (Topic 840) scheduled to be received in each of the next five years and thereafter are as follows:

Years ending December 31,
2019	$22
2020	18
2021	16
2022	15
2023	11
Thereafter	48
Total minimum lease receipts	$130

8.    INTANGIBLES, NET

	June 30, 2019	Weighted- average useful lives in years	December 31, 2018
Management and franchise agreement intangibles	$382	18	$390
Lease related intangibles	—	—	121
Brand and other indefinite-lived intangibles	149	—	180
Advanced booking intangibles	14	6	14
Other definite-lived intangibles	8	6	8
Intangibles	553		713
Less: accumulated amortization	(82)		(85)
Intangibles, net	$471		$628

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization expense	$7	$4	$10	$7

9.    OTHER ASSETS

	June 30, 2019	December 31, 2018
Marketable securities held to fund rabbi trusts (Note 4)	$426	$367
Management and franchise agreement assets constituting payments to customers (1)	392	396
Marketable securities held to fund the loyalty program (Note 4)	324	303
Long-term investments	110	112
Common shares of Playa N.V. (Note 4)	94	87
Other	109	88
Total other assets	$1,455	$1,353
(1) Includes cash consideration as well as other forms of consideration provided, such as debt repayment or performance guarantees.

10.    DEBT
Long-term debt, net of current maturities was $1,621 million and $1,623 million at June 30, 2019 and December 31, 2018, respectively.
Revolving Credit Facility—During the six months ended June 30, 2018, we refinanced our $1.5 billion senior unsecured revolving credit facility with a syndicate of lenders, extending the maturity of the facility to January 2023. During the six months ended June 30, 2019, we borrowed $120 million and repaid $40 million on our revolving credit facility. The weighted-average interest rate on these borrowings was 3.53% at June 30, 2019. At June 30, 2019 and December 31, 2018, we had $80 million and no balance outstanding, respectively. At June 30, 2019, we had $1.4 billion available on our revolving credit facility.
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

	June 30, 2019
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (1)	$1,716	$1,809	$—	$1,664	$145
(1) Excludes $11 million of finance lease obligations and $15 million of unamortized discounts and deferred financing fees.

	December 31, 2018
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (2)	$1,638	$1,651	$—	$1,584	$67
(2) Excludes $12 million of capital lease obligations and $16 million of unamortized discounts and deferred financing fees.

Interest Rate Locks—At June 30, 2019, we had outstanding interest rate locks with $275 million notional value and mandatory settlement dates of 2021. The interest rate locks hedge a portion of the risk of changes in the benchmark interest rate associated with long-term debt we anticipate issuing in the future. The outstanding derivative instruments are designated as cash flow hedges and deemed highly effective both at inception and at June 30, 2019. At June 30, 2019 and December 31, 2018, we had $21 million and $4 million of liabilities related to these derivative instruments, respectively, recorded in other long-term liabilities on our condensed consolidated balance sheets.
11.     OTHER LONG-TERM LIABILITIES

	June 30, 2019	December 31, 2018
Deferred compensation plans funded by rabbi trusts (Note 4)	$426	$367
Income taxes payable	135	131
Self-insurance liabilities (Note 13)	77	78
Deferred income taxes	48	54
Guarantee liabilities (Note 13)	38	76
Other	109	134
Total other long-term liabilities	$833	$840

12.    INCOME TAXES
The effective income tax rates for the three months ended June 30, 2019 and June 30, 2018 were 18.4% and 24.3%, respectively. Our effective tax rate decreased for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to a non-recurring benefit related to prior years recognized as a result of an agreement reached by the United States and Swiss tax authorities on Advanced Pricing Agreement terms during the three months ended June 30, 2019. The Advanced Pricing Agreement terms cover tax years 2012 to 2021.
The effective income tax rates for the six months ended June 30, 2019 and June 30, 2018 were 20.7% and 26.4%, respectively. Our effective tax rate decreased for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, due to the aforementioned Advanced Pricing Agreement benefit and a benefit recognized in the first quarter of 2019 to adjust certain deferred tax liabilities.
We are currently under field exam by the Internal Revenue Service ("IRS") for tax years 2015 through 2017. U.S. tax years 2009 through 2011 are before the U.S. Tax Court concerning the tax treatment of the loyalty program. Additionally, U.S. tax years 2012 through 2014 are pending the outcome of the issue currently in U.S. Tax Court. If the IRS' position to include loyalty program contributions as taxable income to the Company is upheld, it would result in an income tax payment of $185 million (including $41 million of estimated interest, net of federal tax benefit) for all assessed years that would be partially offset by a deferred tax asset. As future tax benefits will be recognized at the reduced U.S. corporate income tax rate, $66 million of the payment and related interest would have an impact on the effective tax rate, if recognized. We believe we have an adequate uncertain tax liability recorded in connection with this matter.
13.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:
Commitments—At June 30, 2019, we are committed, under certain conditions, to lend or provide certain consideration to, or invest in, various business ventures up to $420 million, net of any related letters of credit, including a commitment to purchase land and a hotel under construction in Portland, Oregon from the developer for a remaining purchase price of approximately $141 million upon substantial completion of construction.
Performance Guarantees—Certain of our contractual agreements with third-party hotel owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels.
Our most significant performance guarantee relates to four managed hotels in France that we began managing in the second quarter of 2013 ("the four managed hotels in France"), which has a term of seven years and approximately one year remaining. This guarantee has a maximum cap, but does not have an annual cap. The remaining maximum exposure related to our performance guarantees at June 30, 2019 was $263 million, of which

€180 million ($205 million using exchange rates at June 30, 2019) was related to the four managed hotels in France.
We had $23 million and $47 million of total net performance guarantee liabilities at June 30, 2019 and December 31, 2018, respectively, which included $5 million and $25 million recorded in other long-term liabilities and $18 million and $22 million in accrued expenses and other current liabilities on our condensed consolidated balance sheets, respectively.

	The four managed hotels in France		Other performance guarantees		All performance guarantees
	2019	2018	2019	2018	2019	2018
Beginning balance, January 1	$36	$58	$11	$13	$47	$71
Initial guarantee obligation liability	—	—	1	—	1	—
Amortization of initial guarantee obligation liability into income	(4)	(4)	—	(1)	(4)	(5)
Performance guarantee expense, net	20	27	1	1	21	28
Net payments during the period	(16)	(23)	(3)	(1)	(19)	(24)
Foreign currency exchange, net	—	2	—	—	—	2
Ending balance, March 31	$36	$60	$10	$12	$46	$72
Amortization of initial guarantee obligation liability into income	(4)	(4)	(1)	(1)	(5)	(5)
Performance guarantee expense (recovery), net	4	9	(1)	(2)	3	7
Net payments during the period	(20)	(27)	(1)	(4)	(21)	(31)
Foreign currency exchange, net	—	(2)	—	—	—	(2)
Ending balance, June 30	$16	$36	$7	$5	$23	$41

Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. At June 30, 2019 and December 31, 2018, there were no amounts recognized on our condensed consolidated balance sheets related to these performance test clauses.

Debt Repayment and Other Guarantees—We enter into various debt repayment and other guarantees in order to assist property owners and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms. Included within debt repayment and other guarantees are the following:

Property description	Maximum potential future payments	Maximum exposure net of recoverability from third parties	Other long-term liabilities recorded at June 30, 2019	Other long-term liabilities recorded at December 31, 2018	Year of guarantee expiration
Hotel properties in India (1)	$174	$174	$7	$10	2020
Hotel and residential properties in Brazil (2), (3)	95	40	3	3	various, through 2023
Hotel property in Massachusetts (2), (4)	68	17	7	8	various, through 2022
Hotel property in Oregon (2), (4)	40	8	3	4	various, through 2022
Hotel properties in California (2)	31	13	4	4	various, through 2021
Hotel properties in Tennessee (2)	30	13	6	2	various, through 2023
Hotel property in Arizona (2), (3)	25	—	—	1	2019
Other (2), (5)	10	5	3	19	2022
Total	$473	$270	$33	$51

(1) Debt repayment guarantee is denominated in Indian rupees and translated using exchange rates at June 30, 2019. We have the contractual right to recover amounts funded from an unconsolidated hospitality venture, which is a related party. We expect our maximum exposure to be $87 million, taking into account our partner's 50% ownership interest in the unconsolidated hospitality venture. Under certain events or conditions, we have the right to force the sale of the properties in order to recover amounts funded.
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
(4) In conjunction with the debt repayment guarantees, we are subject to completion guarantees whereby the parties agree to substantially complete the construction of the project by a specified date. In the event of default, we are obligated to complete construction using the funds available from the outstanding loan. Any additional funds paid by us are subject to partial recovery in the form of cash. At June 30, 2019, the maximum potential future payments for the property in Massachusetts and the property in Oregon are $41 million and $24 million, respectively. After consideration of recoverability from third parties, our maximum exposure is $3 million and $2 million for the property in Massachusetts and the property in Oregon, respectively, at June 30, 2019.
(5) At December 31, 2018, other-long term liabilities included a debt repayment guarantee for a hotel property in Washington State. During the six months ended June 30, 2019, the debt was refinanced, and we are no longer a guarantor. As a result, we recognized a $15 million release of our debt repayment guarantee liability in other income (loss), net on our condensed consolidated statements of income for the six months ended June 30, 2019 (see Note 19).
At June 30, 2019, we are not aware of, nor have we received notification that hotel owners are not current on their debt service obligations where we have provided a debt repayment guarantee.
Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be $114 million and $128 million at June 30, 2019 and December 31, 2018, respectively. Based upon the lack of available market data, we have classified our guarantees as Level Three in the fair value hierarchy.

Insurance—We obtain commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property, cyber risk, and other miscellaneous coverages. A portion of the risk is retained on a self-insurance basis primarily through U.S.-based and licensed captive insurance companies that are wholly owned subsidiaries of Hyatt and generally insure our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Reserves for losses in our captive insurance companies to be paid within 12 months are $40 million and $38 million at June 30, 2019 and December 31, 2018, respectively, and are classified within accrued expenses and other current liabilities on our condensed consolidated balance sheets, while reserves for losses in our captive insurance companies to be paid in future periods are $77 million and $78 million at June 30, 2019 and December 31, 2018, respectively, and are included in other long-term liabilities on our condensed consolidated balance sheets.
Collective Bargaining Agreements—At June 30, 2019, approximately 22% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between us and various unions. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety Bonds—Surety bonds issued on our behalf were $38 million at June 30, 2019 and primarily relate to workers' compensation, taxes, licenses, construction liens, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at June 30, 2019 were $288 million, which relate to our ongoing operations, hotel properties under development in the U.S., collateral for estimated insurance claims, and securitization of our performance under our debt repayment guarantees associated with the hotel properties in India and the residential property in Brazil, which are only called upon if we default on our guarantees. The letters of credit outstanding do not reduce the available capacity under our revolving credit facility (see Note 10).
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
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, we have not recognized a liability in connection with this matter. At June 30, 2019, our maximum exposure is not expected to exceed $18 million.

14.    EQUITY
Accumulated Other Comprehensive Loss

	Balance at April 1, 2019	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at June 30, 2019
Foreign currency translation adjustments	$(197)	$6	$—	$(191)
Unrecognized pension cost	(5)	—	—	(5)
Unrealized losses on derivative instruments	(8)	(8)	—	(16)
Accumulated other comprehensive loss	$(210)	$(2)	$—	$(212)

	Balance at January 1, 2019	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at June 30, 2019
Foreign currency translation adjustments	$(191)	$—	$—	$(191)
Unrecognized pension cost	(5)	—	—	(5)
Unrealized losses on derivative instruments	(4)	(12)	—	(16)
Accumulated other comprehensive loss	$(200)	$(12)	$—	$(212)

	Balance at April 1, 2018	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss (a)	Balance at June 30, 2018
Foreign currency translation adjustments	$(220)	$(61)	$15	$(266)
Unrecognized pension cost	(7)	—	—	(7)
Unrealized losses on derivative instruments	(3)	—	—	(3)
Accumulated other comprehensive loss	$(230)	$(61)	$15	$(276)
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
During the six months ended June 30, 2019, we repurchased 2,052,536 shares of common stock. The shares of common stock were repurchased at a weighted-average price of $71.85 per share for an aggregate purchase price of $147 million, excluding related insignificant expenses. The shares repurchased during the six months ended June 30, 2019 represented approximately 2% of our total shares of common stock outstanding at December 31, 2018.
During the six months ended June 30, 2018, we entered into the following accelerated share repurchase ("ASR") program with a third-party financial institution to repurchase Class A shares:

	Total number of shares repurchased (1)	Weighted-average price per share	Total cash paid
May 2018 ASR	2,481,341	$80.60	$200
(1) The delivery of shares resulted in a reduction in weighted-average common shares outstanding for basic and diluted earnings per share.

During the six months ended June 30, 2018, we repurchased 7,715,794 shares of common stock, including settlement of the May 2018 ASR and 244,260 shares representing the settlement of an ASR program entered into during the fourth quarter of 2017 ("November 2017 ASR"). The shares of common stock were repurchased at a weighted-average price of $78.45 per share and an aggregate purchase price of $608 million, excluding related insignificant expenses. The aggregate purchase price includes $20 million of shares delivered in the settlement of the November 2017 ASR in 2018, for which payment was made during 2017. The shares repurchased during the six months ended June 30, 2018 represented approximately 6% of our total shares of common stock outstanding at December 31, 2017.
The shares of Class A common stock repurchased on the open market were retired and returned to the status of authorized and unissued shares. At June 30, 2019, we had $521 million remaining under the share repurchase authorization.
Dividend—The following tables summarize dividends paid to Class A and Class B shareholders of record:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Class A common stock	$7	$7	$14	$14
Class B common stock	13	10	26	21
Total cash dividends paid	$20	$17	$40	$35

Date declared	Dividend per share amount for Class A and Class B	Date of record	Date paid
February 13, 2019	$0.19	February 27, 2019	March 11, 2019
May 17, 2019	$0.19	May 29, 2019	June 10, 2019
February 14, 2018	$0.15	March 22, 2018	March 29, 2018
May 16, 2018	$0.15	June 19, 2018	June 28, 2018

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
SARs	$—	$1	$10	$9
RSUs	2	3	11	12
PSUs	2	1	3	2
Total	$4	$5	$24	$23

SARs—During the six months ended June 30, 2019, we granted 643,989 SARs to employees with a weighted-average grant date fair value of $17.11. During the six months ended June 30, 2018, we granted 504,760 SARs to employees with a weighted-average grant date fair value of $21.18.
RSUs— During the six months ended June 30, 2019, we granted 355,774 RSUs to employees with a weighted-average grant date fair value of $72.05. During the six months ended June 30, 2018, we granted 262,515 RSUs to employees with a weighted-average grant date fair value of $80.02.
PSUs—During the six months ended June 30, 2019, we granted 120,720 PSUs to employees with a weighted-average grant date fair value of $77.95. The performance period applicable to such PSUs is a three year period beginning January 1, 2019 and ending December 31, 2021. During the six months ended June 30, 2018, we granted 89,441 PSUs to our executive officers, with a weighted-average grant date fair value of $82.10.
Our total unearned compensation for our stock-based compensation programs at June 30, 2019 was $3 million for SARs, $19 million for RSUs, and $11 million for PSUs, which will primarily be recognized in stock-based compensation expense over a weighted-average period of three years with respect to SARs and RSUs and two years with respect to PSUs.
16.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Legal Services—A partner in a law firm that provided services to us throughout the six months ended June 30, 2019 and June 30, 2018 is the brother-in-law of our Executive Chairman. We incurred $2 million of legal fees with this firm during each of the three months ended June 30, 2019 and June 30, 2018. We incurred $3 million of legal fees with this firm during each of the six months ended June 30, 2019 and June 30, 2018. At June 30, 2019 and December 31, 2018, we had $2 million and insignificant amounts due to the law firm, respectively.
Equity Method Investments—We have equity method investments in entities that own properties for which we receive management or franchise fees. We recognized $5 million and $6 million of fees for the three months ended June 30, 2019 and June 30, 2018, respectively. We recognized $10 million of fees for each of the six months ended June 30, 2019 and June 30, 2018. At June 30, 2019 and December 31, 2018, we had $11 million and $17 million of receivables, respectively, due from these properties. In addition, in some cases we provide loans (see Note 5) or guarantees (see Note 13) to these entities. During the three months ended June 30, 2019 and June 30, 2018, we recognized $1 million and $2 million of income related to these guarantees, respectively. We recognized income related to these guarantees of $2 million and $3 million during the six months ended June 30, 2019 and June 30, 2018, respectively. Our ownership interest in these unconsolidated hospitality ventures varies from 24% to 50%. See Note 4 for further details regarding these investments.

Class B Share Conversion—During the six months ended June 30, 2018, 257,194 shares of Class B common stock were converted on a share-for-share basis into shares of our Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock were retired, thereby reducing the shares of Class B common stock authorized and outstanding.
Class B Share Repurchase—During the three and six months ended June 30, 2018, we repurchased 2,427,000 shares of Class B common stock for a weighted-average price of $78.11 per share, for an aggregate purchase price of approximately $190 million. The shares repurchased represented approximately 2% of our total shares of common stock outstanding prior to the repurchase. The shares of Class B common stock were repurchased in privately negotiated transactions from trusts for the benefit of certain Pritzker family members and limited partnerships owned indirectly by trusts for the benefit of certain Pritzker family members of which 2,127,000 shares were retired during the three months ended June 30, 2018. The retirements thereby reduced the shares of Class B common stock authorized and outstanding. The remaining 300,000 shares of Class B common stock were retired subsequent to June 30, 2018.
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

•
Americas management and franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our portfolio of brands to franchisees located in the United States, Latin America, Canada, and the Caribbean. This segment's revenues also include the reimbursement of costs incurred on behalf of managed and franchised properties as well as revenues from residential management operations. These costs relate primarily to payroll costs at managed properties where the Company is the employer, as well as costs associated with reservations, sales, marketing, technology, and the loyalty program operated on behalf of owners of managed and franchised properties. The intersegment revenues relate to management fees earned from the Company's owned and leased hotels and are eliminated in consolidation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Owned and leased hotels
Owned and leased hotels revenues	$481	$478	$939	$985
Intersegment revenues (a)	9	10	16	19
Adjusted EBITDA	114	120	215	233
Depreciation and amortization	63	64	123	132
Americas management and franchising
Management, franchise, and other fees revenues	117	108	220	206
Contra revenue	(3)	(3)	(7)	(6)
Other revenues	19	—	55	—
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	575	461	1,123	881
Intersegment revenues (a)	16	18	33	36
Adjusted EBITDA	101	96	193	183
Depreciation and amortization	6	—	12	4
ASPAC management and franchising
Management, franchise, and other fees revenues	32	30	64	60
Contra revenue	(1)	—	(1)	(1)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	26	23	50	43
Intersegment revenues (a)	—	—	—	—
Adjusted EBITDA	20	18	40	36
Depreciation and amortization	1	—	2	—
EAME/SW Asia management and franchising
Management, franchise, and other fees revenues	19	19	37	37
Contra revenue	(2)	(2)	(3)	(3)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	17	17	34	33
Intersegment revenues (a)	2	3	4	5
Adjusted EBITDA	11	11	21	21
Depreciation and amortization	—	—	—	—
Corporate and other
Revenues	34	31	69	63
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	1	1	2	1
Intersegment revenues (a)	(1)	(1)	(1)	(3)
Adjusted EBITDA	(35)	(27)	(72)	(56)
Depreciation and amortization	13	15	26	26
Eliminations
Revenues (a)	(26)	(30)	(52)	(57)
Adjusted EBITDA	2	—	3	3
TOTAL
Revenues	$1,289	$1,133	$2,530	$2,242
Adjusted EBITDA	213	218	400	420
Depreciation and amortization	83	79	163	162

(a)	Intersegment revenues are included in management, franchise, and other fees revenues, owned and leased hotels revenues, and other revenues and eliminated in Eliminations.

The table below provides a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to our consolidated Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to Hyatt Hotels Corporation	$86	$77	$149	$488
Interest expense	20	19	39	38
Provision for income taxes	19	25	39	175
Depreciation and amortization	83	79	163	162
EBITDA	208	200	390	863
Contra revenue	6	5	11	10
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(619)	(502)	(1,209)	(958)
Costs incurred on behalf of managed and franchised properties	633	500	1,238	960
Equity (earnings) losses from unconsolidated hospitality ventures	(6)	(2)	(3)	11
Stock-based compensation expense (Note 15)	4	5	24	23
Gains on sales of real estate (Note 6)	—	(1)	(1)	(530)
Asset impairments	1	—	4	—
Other (income) loss, net (Note 19)	(28)	(5)	(79)	13
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	14	18	25	28
Adjusted EBITDA	$213	$218	$400	$420

18.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$86	$77	$149	$488
Net income and accretion attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$86	$77	$149	$488
Denominator:
Basic weighted-average shares outstanding	105,372,799	114,559,378	105,673,464	116,595,080
Share-based compensation	1,580,569	1,891,466	1,554,396	2,007,649
Diluted weighted-average shares outstanding	106,953,368	116,450,844	107,227,860	118,602,729
Basic Earnings Per Share:
Net income	$0.81	$0.67	$1.41	$4.19
Net income and accretion attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$0.81	$0.67	$1.41	$4.19
Diluted Earnings Per Share:
Net income	$0.80	$0.66	$1.39	$4.12
Net income and accretion attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$0.80	$0.66	$1.39	$4.12

The computations of diluted net income per share for the three and six months ended June 30, 2019 and June 30, 2018 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
SARs	18,800	—	13,900	—
RSUs	300	—	100	—

19.    OTHER INCOME (LOSS), NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unrealized gains (losses) (Note 4)	$8	$6	$20	$(6)
Interest income (Note 4)	6	7	12	12
Depreciation recovery	6	6	12	11
Performance guarantee liability amortization (Note 13)	5	5	9	10
Release of contingent consideration liability (Note 6)	2	—	27	—
Release and amortization of debt repayment guarantee liability (Note 13)	—	3	17	6
Impairment of an equity security without a readily determinable fair value (Note 4)	—	(22)	—	(22)
Performance guarantee expense, net (Note 13)	(3)	(7)	(24)	(35)
Other, net	4	7	6	11
Other income (loss), net	$28	$5	$79	$(13)

20.    SUBSEQUENT EVENT

On July 31, 2019, we sold the property adjacent to Grand Hyatt San Francisco and assigned the related Apple store lease to an unrelated third party for a sales price of approximately $120 million.

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
At June 30, 2019, our worldwide hotel portfolio consisted of 872 full and select service hotels (213,037 rooms), including:

•	394 managed properties (118,916 rooms), all of which we operate under management and hotel services agreements with third-party property owners;

•	418 franchised properties (69,590 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	30 owned properties (14,997 rooms) (including 1 consolidated hospitality venture), 1 finance leased property (171 rooms), and 6 operating leased properties (2,069 rooms), all of which we manage; and

•	21 managed properties and 2 franchised properties owned or leased by unconsolidated hospitality ventures (7,294 rooms).
Our worldwide property portfolio also included:

•	3 destination wellness resorts (410 rooms), all of which we own and operate;

•	6 all-inclusive resorts (2,403 rooms), all of which are owned by a third party in which we hold common shares and which operates the resorts under franchise agreements with us;

•	16 vacation ownership properties under the Hyatt Residence Club brand and operated by third parties;

•
32 residential properties, which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel; and

•	38 condominium ownership properties for which we provide services for the rental programs or homeowners associations (including 1 unconsolidated hospitality venture).
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
During the quarter ended June 30, 2019, we returned $45 million of capital to our shareholders through share repurchases and $20 million through our quarterly dividend payment.
Our financial performance for the quarter ended June 30, 2019 reflects an increase in net income attributable to Hyatt Hotels Corporation of $9 million compared to the quarter ended June 30, 2018.
Consolidated revenues increased $156 million or 13.8% ($163 million or 14.5%, excluding the impact of currency), during the quarter ended June 30, 2019, compared to the quarter ended June 30, 2018. The increases in management, franchise, and other fees, other revenues, and revenues for the reimbursement of costs incurred on behalf of managed and franchised properties of $16 million, $19 million, and $117 million, respectively, for the quarter ended June 30, 2019, compared to the quarter ended June 30, 2018, were primarily driven by the acquisition of Two Roads. Management, franchise, and other fees also increased due to new and ramping hotels.
Our consolidated Adjusted EBITDA for the quarter ended June 30, 2019 decreased $5 million, compared to the second quarter of 2018, which included $2 million net unfavorable currency impact. The decrease was driven by a $4 million reduction in pro rata share of unconsolidated hospitality ventures Adjusted EBITDA and $1 million decrease as a result of the acquisition of Two Roads which includes $5 million of integration related expenses. See "—Segment Results" for further discussion. See "—Non-GAAP Measures" for an explanation of how we utilize Adjusted EBITDA, why we present it, and material limitations on its usefulness, as well as a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA.
Hotel Chain Revenue per Available Room ("RevPAR") Statistics.

		RevPAR
		Three Months Ended June 30,
(Comparable locations)	Number of comparable hotels (1)	2019	vs. 2018 (in constant $)
System-wide hotels	705	$144	1.3%
Owned and leased hotels	33	$186	2.3%
Americas full service hotels	165	$172	2.5%
Americas select service hotels	356	$114	(2.4)%
ASPAC full service hotels	81	$148	1.2%
ASPAC select service hotels	14	$59	10.3%
EAME/SW Asia full service hotels	74	$131	3.7%
EAME/SW Asia select service hotels	15	$66	2.2%
(1) The number of comparable hotels presented above includes owned and leased hotels.
System-wide RevPAR increased 1.3% during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, driven by strong transient demand across all reportable segments as well as improved average daily rate ("ADR") at full service hotels in the Americas. Group revenue decreased as compared to 2018 due to lower demand. Group revenue booked in 2019 for stays in 2019 is lower as compared to 2018, while group revenue booked in 2019 for stays in future years is higher as compared to 2018. RevPAR related to our owned and leased hotels increased due to higher transient business primarily at our international properties. See "—Segment Results" for discussion of RevPAR by segment.

Results of Operations
Three and Six Months Ended June 30, 2019 Compared with Three and Six Months Ended June 30, 2018
Discussion on Consolidated Results
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
Owned and leased hotels revenues.

	Three Months Ended June 30,
	2019	2018	Better / (Worse)		Currency impact
Comparable owned and leased hotels revenues	$458	$464	$(6)	(1.1)%	$(5)
Non-comparable owned and leased hotels revenues	32	21	11	52.8%	—
Total owned and leased hotels revenues	$490	$485	$5	1.2%	$(5)

	Six Months Ended June 30,
	2019	2018	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$892	$894	$(2)	(0.2)%	$(10)
Non-comparable owned and leased hotels revenues	68	106	(38)	(36.1)%	(1)
Total owned and leased hotels revenues	$960	$1,000	$(40)	(4.0)%	$(11)
Owned and leased hotels revenues increased during the three months ended June 30, 2019, compared to the same period in the prior year, driven primarily by non-comparable owned and leased hotels revenues related to 2018 acquisitions, partially offset by dispositions in 2018. Owned and leased hotels revenues decreased during the six months ended June 30, 2019, compared to the same period in the prior year, driven primarily by non-comparable owned and leased hotels revenues related to dispositions, partially offset by acquisitions in 2018. See "—Segment Results" for further discussion of owned and leased hotels revenues, including further information on acquisition and disposition activity.

Management, franchise, and other fees revenues.

	Three Months Ended June 30,
	2019	2018	Better / (Worse)
Base management fees	$68	$59	$9	14.9%
Incentive management fees	39	38	1	3.1%
Franchise fees	38	35	3	9.8%
Management and franchise fees	145	132	13	10.2%
Other fee revenues	13	10	3	14.7%
Management, franchise, and other fees	$158	$142	$16	10.5%

	Three Months Ended June 30,
	2019	2018	Better / (Worse)
Management, franchise, and other fees	$158	$142	$16	10.5%
Contra revenue	(6)	(5)	(1)	(11.5)%
Net management, franchise, and other fees	$152	$137	$15	10.5%

	Six Months Ended June 30,
	2019	2018	Better / (Worse)
Base management fees	$131	$112	$19	16.5%
Incentive management fees	73	72	1	1.7%
Franchise fees	70	63	7	11.6%
Management and franchise fees	274	247	27	11.0%
Other fee revenues	25	27	(2)	(10.6)%
Management, franchise, and other fees	$299	$274	$25	8.8%

	Six Months Ended June 30,
	2019	2018	Better / (Worse)
Management, franchise, and other fees	$299	$274	$25	8.8%
Contra revenue	(11)	(10)	(1)	(8.2)%
Net management, franchise, and other fees	$288	$264	$24	8.8%
The increases in management, franchise, and other fees, which included a $2 million and $4 million net unfavorable currency impact for the three and six months ended June 30, 2019, compared to the same periods in the prior year, were driven primarily by increases in base fees, most notably in the Americas management and franchising segment due to the acquisition of Two Roads. The increases in franchise fees were driven by the Americas management and franchising segment. See "—Segment Results" for further discussion.

Other revenues. During the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, other revenues increased $19 million and $53 million, respectively, primarily due to revenues from the residential management operations acquired as part of Two Roads.
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Three Months Ended June 30,
	2019	2018	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$619	$502	$117	23.5%
Less: rabbi trust impact	(4)	(3)	(1)	(47.7)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$615	$499	$116	23.4%

	Six Months Ended June 30,
	2019	2018	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$1,209	$958	$251	26.2%
Less: rabbi trust impact	(17)	(5)	(12)	(265.7)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$1,192	$953	$239	25.0%
Excluding the impact of rabbi trust, revenues for the reimbursement of costs incurred on behalf of managed and franchised properties increased during the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, driven by higher reimbursements for payroll and related costs primarily as a result of the acquisition of Two Roads.
Owned and leased hotels expense.

	Three Months Ended June 30,
	2019	2018	Better / (Worse)
Comparable owned and leased hotels expense	$338	$341	$3	1.2%
Non-comparable owned and leased hotels expense	28	15	(13)	(96.5)%
Rabbi trust impact	1	1	—	(33.4)%
Total owned and leased hotels expense	$367	$357	$(10)	(2.7)%

	Six Months Ended June 30,
	2019	2018	Better / (Worse)
Comparable owned and leased hotels expense	$665	$671	$6	1.0%
Non-comparable owned and leased hotels expense	54	69	15	21.8%
Rabbi trust impact	5	1	(4)	(230.4)%
Total owned and leased hotels expense	$724	$741	$17	2.3%
The increase in owned and leased hotels expense, which included $4 million net favorable currency impact, during the three months ended June 30, 2019, compared to the same period in the prior year, was driven primarily by non-comparable owned and leased hotel acquisitions, partially offset by dispositions. The decrease in owned and leased hotels expense, which included $9 million net favorable currency impact, during the six months ended June 30, 2019, compared to the same period in the prior year, was driven primarily by non-comparable owned and leased hotel dispositions, partially offset by acquisitions. See "—Segment Results" for a discussion of the non-comparable owned hotels activity in 2018.

Other direct costs.    Other direct costs increased $23 million and $60 million during the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, primarily due to expenses incurred from the residential management operations acquired as part of Two Roads as well as the growth of our co-branded credit card program.
Selling, general, and administrative expenses.

	Three Months Ended June 30,
	2019	2018	Change
Selling, general, and administrative expenses	$95	$83	$12	15.2%
Less: rabbi trust impact	(10)	(5)	(5)	(84.3)%
Less: stock-based compensation expense	(4)	(5)	1	6.4%
Adjusted selling, general, and administrative expenses	$81	$73	$8	11.8%

	Six Months Ended June 30,
	2019	2018	Change
Selling, general, and administrative expenses	$223	$178	$45	24.9%
Less: rabbi trust impact	(36)	(8)	(28)	(357.3)%
Less: stock-based compensation expense	(24)	(23)	(1)	(3.6)%
Adjusted selling, general, and administrative expenses	$163	$147	$16	10.8%
Adjusted selling, general, and administrative expenses exclude the impact of expenses related to deferred compensation plans funded through rabbi trusts and stock-based compensation expense. Adjusted selling, general, and administrative expenses, as we define it, is a non-GAAP measure. See "—Non-GAAP Measures" for further discussion of Adjusted selling, general, and administrative expenses.
Adjusted selling, general, and administrative expenses increased during the three months ended June 30, 2019, compared to the same period in 2018, primarily due to $9 million of expenses from the acquisition of Two Roads inclusive of $5 million of integration related costs. The increase during the six months ended June 30, 2019, compared to the same period in 2018, was driven by $18 million of expenses from the acquisition of Two Roads inclusive of $10 million of integration related costs.
Costs incurred on behalf of managed and franchised properties.

	Three Months Ended June 30,
	2019	2018	Change
Costs incurred on behalf of managed and franchised properties	$633	$500	$133	26.6%
Less: rabbi trust impact	(4)	(3)	(1)	(47.7)%
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$629	$497	$132	26.4%

	Six Months Ended June 30,
	2019	2018	Change
Costs incurred on behalf of managed and franchised properties	$1,238	$960	$278	29.0%
Less: rabbi trust impact	(17)	(5)	(12)	(265.7)%
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$1,221	$955	$266	27.8%
Excluding the impact of rabbi trust, costs incurred on behalf of managed and franchised properties increased during the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, driven by higher reimbursements for payroll and related costs primarily as a result of the acquisition of Two Roads.

Net gains and interest income from marketable securities held to fund rabbi trusts.

	Three Months Ended June 30,
	2019	2018	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$10	$5	$5	84.3%
Rabbi trust impact allocated to owned and leased hotels expense	1	1	—	33.4%
Net gains and interest income from marketable securities held to fund rabbi trusts	$11	$6	$5	74.8%

	Six Months Ended June 30,
	2019	2018	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$36	$8	$28	357.3%
Rabbi trust impact allocated to owned and leased hotels expense	5	1	4	230.4%
Net gains and interest income from marketable securities held to fund rabbi trusts	$41	$9	$32	333.4%
Net gains and interest income from marketable securities held to fund rabbi trusts increased during the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, driven by the performance of the underlying invested assets.
Equity earnings (losses) from unconsolidated hospitality ventures.

	Three Months Ended June 30,
	2019	2018	Better / (Worse)
Equity earnings (losses) from unconsolidated hospitality ventures	$6	$2	$4	130.5%

	Six Months Ended June 30,
	2019	2018	Better / (Worse)
Equity earnings (losses) from unconsolidated hospitality ventures	$3	$(11)	$14	125.7%
The increase in equity earnings (losses) from unconsolidated hospitality ventures during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, was primarily due to a gain recognized on the sale of our ownership interest in an unconsolidated hospitality venture in 2019.
The increase in equity earnings (losses) from unconsolidated hospitality ventures during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was also attributable to the following activity in 2018:

•
$16 million impairment charge related to certain unconsolidated hospitality ventures in Brazil; we acquired our partner's interest in the unconsolidated hospitality ventures during the second quarter of 2018; and

•	$4 million of foreign currency losses at one of our unconsolidated hospitality ventures which holds loans denominated in a currency other than its functional currency.
The decrease in equity losses was partially offset by $10 million of gains recognized from sales activity related to certain unconsolidated hospitality ventures in 2018.
Gains on sales of real estate.   During the six months ended June 30, 2018, we recognized a $531 million pre-tax gain related to the sales of Grand Hyatt San Francisco, Andaz Maui at Wailea Resort, and Hyatt Regency Coconut Point Resort and Spa.

Other income (loss), net.    Other income (loss), net increased $23 million and $92 million during the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. See Part I, Item 1 "Financial Statements—Note 19 to the Condensed Consolidated Financial Statements" for additional information.
Provision for income taxes.

	Three Months Ended June 30,
	2019	2018	Better / (Worse)
Income before income taxes	$105	$102	$3	2.7%
Provision for income taxes	(19)	(25)	6	22.1%
Effective tax rate	18.4%	24.3%		5.9%

	Six Months Ended June 30,
	2019	2018	Better / (Worse)
Income before income taxes	$188	$663	$(475)	(71.8)%
Provision for income taxes	(39)	(175)	136	77.9%
Effective tax rate	20.7%	26.4%		5.7%

Income tax expense and the effective tax rate decreased during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to a non-recurring benefit related to prior years recognized during the second quarter of 2019 as a result of an agreement reached by the United States and Swiss tax authorities on Advanced Pricing Agreement terms applicable to tax years 2012 to 2021.

The decrease in income tax expense during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, is primarily due to a decrease in income before income taxes driven by the portfolio sale of Grand Hyatt San Francisco, Andaz Maui at Wailea Resort, and Hyatt Regency Coconut Point Resort and Spa in 2018. The decrease in the effective tax rate is primarily due to the aforementioned Advanced Pricing Agreement benefit and a benefit recognized in the first quarter of 2019 to adjust certain deferred tax liabilities.
Segment Results
We evaluate segment operating performance using owned and leased hotels revenues, management, franchise, and other fees revenues, and Adjusted EBITDA, as described in Part I, Item 1 "Financial Statements—Note 17 to the Condensed Consolidated Financial Statements."
Owned and leased hotels segment revenues.

	Three Months Ended June 30,
	2019	2018	Better / (Worse)		Currency impact
Comparable owned and leased hotels revenues	$454	$461	$(7)	(1.6)%	$(5)
Non-comparable owned and leased hotels revenues	27	17	10	51.2%	—
Total segment revenues	$481	$478	$3	0.4%	$(5)

	Six Months Ended June 30,
	2019	2018	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$879	$885	$(6)	(0.7)%	$(10)
Non-comparable owned and leased hotels revenues	60	100	(40)	(40.8)%	(1)
Total segment revenues	$939	$985	$(46)	(4.7)%	$(11)

The decreases in comparable owned and leased hotels revenues during the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, were driven by performance in certain markets within the United States, most notably Orlando, New York City, and San Antonio, primarily attributable to decreased group and banquet revenues. These decreases were partially offset by improved performance in Atlanta, which also benefited from increased group revenue as a result of hosting the Super Bowl in the first quarter of 2019, and improved performance in certain international markets, despite net unfavorable currency impacts of $5 million and $10 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. Additionally, the revenues during the three months ended June 30, 2019, compared to the same period in the prior year, were unfavorably impacted by the shift in the timing of the Easter holiday.
The increase in non-comparable owned and leased hotels revenues for the three months ended June 30, 2019, compared to the same period in the prior year, was driven by the acquisitions of Hyatt Regency Indian Wells Resort & Spa and Hyatt Regency Phoenix, partially offset by the disposition of Hyatt Regency Mexico City, all of which occurred in the second half of 2018.
The decrease in non-comparable owned and leased hotels revenues for the six months ended June 30, 2019, compared to the same period in the prior year, was driven by the aforementioned sales activity, as well as the dispositions of Andaz Maui at Wailea Resort, Grand Hyatt San Francisco, and Hyatt Regency Coconut Point Resort and Spa, which occurred in the first quarter of 2018.

	Three Months Ended June 30,
	RevPAR		Occupancy		ADR
	2019	vs. 2018 (in constant $)	2019	vs. 2018	2019	vs. 2018 (in constant $)
Comparable owned and leased hotels	$186	2.3%	80.2%	0.8% pts	$232	1.2%

	Six Months Ended June 30,
	RevPAR		Occupancy		ADR
	2019	vs. 2018 (in constant $)	2019	vs. 2018	2019	vs. 2018 (in constant $)
Comparable owned and leased hotels	$180	2.5%	77.1%	0.2% pts	$233	2.2%
The increases in comparable RevPAR at our owned and leased hotels during the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, were driven primarily by improved transient demand, particularly in international markets. RevPAR for the three months ended June 30, 2019, compared to the same period in prior year, was also negatively impacted by decreased group demand in certain United States markets due in part to the aforementioned timing of the Easter holiday.
During the three and six months ended June 30, 2019, no properties were removed from the comparable owned and leased hotels results.

Owned and leased hotels segment Adjusted EBITDA.

	Three Months Ended June 30,
	2019	2018	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$100	$102	$(2)	(2.0)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	14	18	(4)	(18.6)%
Segment Adjusted EBITDA	$114	$120	$(6)	(4.4)%

	Six Months Ended June 30,
	2019	2018	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$190	$205	$(15)	(6.9)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	25	28	(3)	(8.6)%
Segment Adjusted EBITDA	$215	$233	$(18)	(7.1)%
Owned and leased hotels Adjusted EBITDA. The decrease in Adjusted EBITDA at our owned and leased hotels during the three months ended June 30, 2019, compared to the same period in the prior year, was driven primarily by the aforementioned decreases in revenues at our comparable owned and leased hotels. The decrease in Adjusted EBITDA at our owned and leased hotels during the six months ended June 30, 2019, compared to the same period in 2018, was driven by our non-comparable owned and leased hotels, which decreased $16 million due to the aforementioned dispositions and partially offset by acquisitions.
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA. Our pro rata share of Adjusted EBITDA from our unconsolidated hospitality ventures decreased during the three and six months ended June 30, 2019, compared to the same periods in 2018, primarily driven by the loss of earnings relating to the sales activity of certain unconsolidated hospitality ventures in 2018.

Americas management and franchising segment revenues.

	Three Months Ended June 30,
	2019	2018	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$117	$108	$9	8.9%
Contra revenue	(3)	(3)	—	(10.7)%
Other revenues	19	—	19	NM
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	575	461	114	24.8%
Total segment revenues	$708	$566	$142	25.2%

	Six Months Ended June 30,
	2019	2018	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$220	$206	$14	6.6%
Contra revenue	(7)	(6)	(1)	(11.8)%
Other revenues	55	—	55	NM
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	1,123	881	242	27.5%
Total segment revenues	$1,391	$1,081	$310	28.7%
Management, franchise, and other fees increased during the three and six months ended June 30, 2019, compared to the same periods in the prior year, primarily due to a $7 million and $16 million increase in management fees, respectively, primarily as a result of the acquisition of Two Roads. Franchise fees increased $2 million and $6 million, respectively, during the three and six months ended June 30, 2019, primarily attributable to new and ramping hotels. The increase for the six months ended June 30, 2019, compared to the same period in 2018, was partially offset by $8 million of legal settlement proceeds received in 2018 related to a franchise agreement termination for an unopened property.
Other revenues increased during the three and six months ended June 30, 2019, compared to the same periods in 2018, due to revenues from the residential management operations acquired as part of Two Roads.
The increases in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during the three and six months ended June 30, 2019, compared to the same periods in the prior year, were driven by higher reimbursements for payroll and related costs primarily as a result of the acquisition of Two Roads.

	Three Months Ended June 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2019	vs. 2018 (in constant $)	2019	vs. 2018	2019	vs. 2018 (in constant $)
Americas Full Service	$172	2.5%	79.9%	0.8% pts	$216	1.5%
Americas Select Service	$114	(2.4)%	80.1%	(0.8)% pts	$142	(1.4)%

	Six Months Ended June 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2019	vs. 2018 (in constant $)	2019	vs. 2018	2019	vs. 2018 (in constant $)
Americas Full Service	$164	2.8%	75.9%	0.3% pts	$216	2.4%
Americas Select Service	$107	(2.0)%	76.0%	(0.9)% pts	$141	(0.8)%
Comparable full service hotels RevPAR increased during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018. The increases were primarily driven by improved transient demand at certain resort locations outside of the United States and modest growth from the United States as decreases in group business in certain markets, including Chicago, were offset by transient demand. RevPAR for the three months ended June 30, 2019, compared to the same period in the prior year, was also negatively impacted by decreased group demand due to the aforementioned timing of the Easter holiday.
Comparable select service hotels RevPAR decreased during the three and six months ended June 30, 2019 due largely to supply growth in the United States outpacing demand as compared to the same periods in the prior year.
During the three and six months ended June 30, 2019, no properties were removed from the comparable Americas full and select service system-wide hotel results.
Americas management and franchising segment Adjusted EBITDA.

	Three Months Ended June 30,
	2019	2018	Better / (Worse)
Segment Adjusted EBITDA	$101	$96	$5	5.4%

	Six Months Ended June 30,
	2019	2018	Better / (Worse)
Segment Adjusted EBITDA	$193	$183	$10	5.4%
Adjusted EBITDA increased during the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, primarily driven by the aforementioned increases in management, franchise, and other fees, partially offset by additional selling, general, and administrative expenses related to the acquisition of Two Roads.
ASPAC management and franchising segment revenues.

	Three Months Ended June 30,
	2019	2018	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$32	$30	$2	8.9%
Contra revenue	(1)	—	(1)	(4.4)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	26	23	3	12.3%
Total segment revenues	$57	$53	$4	10.5%

	Six Months Ended June 30,
	2019	2018	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$64	$60	$4	7.6%
Contra revenue	(1)	(1)	—	2.0%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	50	43	7	15.7%
Total segment revenues	$113	$102	$11	11.1%
Management, franchise, and other fees increased during the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, primarily driven by increased management fees related to new hotels and improved performance. The six months ended June 30, 2019, compared to the same period in 2018, also included a $2 million net unfavorable currency impact.

The increases in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during the three and six months ended June 30, 2019, compared to the same periods in the prior year, were driven by the overall growth of our third-party owned full and select service portfolio.

	Three Months Ended June 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2019	vs. 2018 (in constant $)	2019	vs. 2018	2019	vs. 2018 (in constant $)
ASPAC Full Service	$148	1.2%	74.8%	1.1% pts	$198	(0.4)%
ASPAC Select Service	$59	10.3%	70.3%	10.3% pts	$84	(5.8)%

	Six Months Ended June 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2019	vs. 2018 (in constant $)	2019	vs. 2018	2019	vs. 2018 (in constant $)
ASPAC Full Service	$148	1.2%	73.2%	1.1% pts	$203	(0.2)%
ASPAC Select Service	$57	12.2%	67.0%	11.0% pts	$86	(6.2)%
The increases in comparable full service RevPAR during the three and six months ended June 30, 2019, compared to the same periods in the prior year, were driven by strong demand in Southeast Asia and improved ADR in Japan, partially offset by certain markets in Greater China, including lower demand in Hong Kong and lower rates realized in Macau.
During the three and six months ended June 30, 2019, one property that left the chain was removed from the comparable ASPAC full service system-wide hotel results. During the three and six months ended June 30, 2019, no properties were removed from the comparable ASPAC select service system-wide hotel results.
ASPAC management and franchising segment Adjusted EBITDA.

	Three Months Ended June 30,
	2019	2018	Better / (Worse)
Segment Adjusted EBITDA	$20	$18	$2	17.5%

	Six Months Ended June 30,
	2019	2018	Better / (Worse)
Segment Adjusted EBITDA	$40	$36	$4	11.9%
Adjusted EBITDA during the six months ended June 30, 2019, compared to the same period in 2018, included a $2 million net unfavorable currency impact.
EAME/SW Asia management and franchising segment revenues.

	Three Months Ended June 30,
	2019	2018	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$19	$19	$—	(1.5)%
Contra revenue	(2)	(2)	—	(18.0)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	17	17	—	1.1%
Total segment revenues	$34	$34	$—	(1.0)%

	Six Months Ended June 30,
	2019	2018	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$37	$37	$—	(2.1)%
Contra revenue	(3)	(3)	—	(1.5)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	34	33	1	2.8%
Total segment revenues	$68	$67	$1	0.1%
Management, franchise, and other fees included a $2 million net unfavorable currency impact during the six months ended June 30, 2019 compared to the same period in 2018.

	Three Months Ended June 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2019	vs. 2018 (in constant $)	2019	vs. 2018	2019	vs. 2018 (in constant $)
EAME/SW Asia Full Service	$131	3.7%	69.0%	3.1% pts	$190	(1.0)%
EAME/SW Asia Select Service	$66	2.2%	72.7%	6.1% pts	$91	(6.4)%

	Six Months Ended June 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2019	vs. 2018 (in constant $)	2019	vs. 2018	2019	vs. 2018 (in constant $)
EAME/SW Asia Full Service	$125	3.4%	68.5%	2.9% pts	$183	(0.9)%
EAME/SW Asia Select Service	$64	5.0%	70.1%	7.8% pts	$91	(6.7)%
The increases in comparable full service RevPAR during the three and six months ended June 30, 2019, compared to the same periods in the prior year, were driven by increased performance in certain European markets, including one hotel in France that benefited from the completion of a full renovation, and Southwest Asia. The increases were partially offset by lower ADR in the Middle East due to increased supply and in Russia which benefited from hosting the FIFA World Cup in 2018.
During the three and six months ended June 30, 2019, no properties were removed from the comparable EAME/SW Asia full service system-wide hotel results. During the three and six months ended June 30, 2019, one property that left the chain was removed from the comparable EAME/SW Asia select service system-wide hotel results.
EAME/SW Asia management and franchising segment Adjusted EBITDA.

	Three Months Ended June 30,
	2019	2018	Better / (Worse)
Segment Adjusted EBITDA	$11	$11	$—	(5.8)%

	Six Months Ended June 30,
	2019	2018	Better / (Worse)
Segment Adjusted EBITDA	$21	$21	$—	(2.8)%

Corporate and other.

	Three Months Ended June 30,
	2019	2018	Better / (Worse)
Revenues	$34	$31	$3	13.1%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	1	1	—	30.9%
Adjusted EBITDA	(35)	(27)	(8)	(30.6)%

	Six Months Ended June 30,
	2019	2018	Better / (Worse)
Revenues	$69	$63	$6	10.7%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	2	1	1	37.1%
Adjusted EBITDA	(72)	(56)	(16)	(30.1)%
Corporate and other revenues increased during the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, driven primarily by growth in our co-branded credit card program.
Corporate and other Adjusted EBITDA decreased during the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, primarily due to $5 million and $10 million of integration related expenses associated with Two Roads, respectively.
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

The charts below illustrate Adjusted EBITDA by segment for the three and six months ended June 30, 2019 and June 30, 2018:

*Consolidated Adjusted EBITDA for the three months ended June 30, 2019 included eliminations of $2 million and corporate and other Adjusted EBITDA of $(35) million.
**Consolidated Adjusted EBITDA for the three months ended June 30, 2018 included corporate and other Adjusted EBITDA of $(27) million.
*Consolidated Adjusted EBITDA for the six months ended June 30, 2019 included eliminations of $3 million and corporate and other Adjusted EBITDA of $(72) million.
**Consolidated Adjusted EBITDA for the six months ended June 30, 2018 included eliminations of $3 million and corporate and other Adjusted EBITDA of $(56) million.

The table below provides a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA for the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended June 30,
	2019	2018	Change
Net income attributable to Hyatt Hotels Corporation	$86	$77	$9	10.6%
Interest expense	20	19	1	8.0%
Provision for income taxes	19	25	(6)	(22.1)%
Depreciation and amortization	83	79	4	4.7%
EBITDA	208	200	8	4.0%
Contra revenue	6	5	1	11.5%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(619)	(502)	(117)	(23.5)%
Costs incurred on behalf of managed and franchised properties	633	500	133	26.6%
Equity (earnings) losses from unconsolidated hospitality ventures	(6)	(2)	(4)	(130.5)%
Stock-based compensation expense	4	5	(1)	(6.4)%
Gains on sales of real estate	—	(1)	1	100.0%
Asset impairments	1	—	1	NM
Other (income) loss, net	(28)	(5)	(23)	(481.3)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	14	18	(4)	(18.6)%
Adjusted EBITDA	$213	$218	$(5)	(2.1)%

	Six Months Ended June 30,
	2019	2018	Change
Net income attributable to Hyatt Hotels Corporation	$149	$488	$(339)	(69.6)%
Interest expense	39	38	1	4.5%
Provision for income taxes	39	175	(136)	(77.9)%
Depreciation and amortization	163	162	1	0.6%
EBITDA	390	863	(473)	(54.8)%
Contra revenue	11	10	1	8.2%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(1,209)	(958)	(251)	(26.2)%
Costs incurred on behalf of managed and franchised properties	1,238	960	278	29.0%
Equity (earnings) losses from unconsolidated hospitality ventures	(3)	11	(14)	(125.7)%
Stock-based compensation expense	24	23	1	3.6%
Gains on sales of real estate	(1)	(530)	529	99.8%
Asset impairments	4	—	4	NM
Other (income) loss, net	(79)	13	(92)	(696.7)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	25	28	(3)	(8.6)%
Adjusted EBITDA	$400	$420	$(20)	(4.6)%

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
Recent Transactions Affecting our Liquidity and Capital Resources
During the six months ended June 30, 2019 and June 30, 2018, various transactions impacted our liquidity. See "—Sources and Uses of Cash."
Sources and Uses of Cash

	Six Months Ended June 30,
	2019	2018
Cash provided by (used in):
Operating activities	$179	$30
Investing activities	(95)	774
Financing activities	(143)	(647)
Effect of exchange rate changes on cash	4	1
Cash, cash equivalents, and restricted cash reclassified to assets held for sale	—	(9)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(55)	$149
Cash Flows from Operating Activities
Cash provided by operating activities increased by $149 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was primarily driven by higher tax payments in 2018 driven by transactions and changes in our working capital.
Cash Flows from Investing Activities
During the six months ended June 30, 2019:

•	We invested $146 million in capital expenditures (see "—Capital Expenditures").

•	We acquired land for $15 million from an unrelated third party.

•	We received $55 million of net proceeds from the sale of marketable securities and short-term investments.

•	We received $23 million of proceeds from the sale of our ownership interest in an equity method investment.
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

•	We received $10 million of proceeds resulting from sales activity related to certain equity method investments.

•	We invested $121 million in capital expenditures (see "—Capital Expenditures").

•	We had $92 million of net purchases of marketable securities and short-term investments.
Cash Flows from Financing Activities
During the six months ended June 30, 2019:

•	We repurchased 2,052,536 shares of Class A common stock for an aggregate purchase price of $147 million.

•	We paid two quarterly $0.19 per share cash dividends on Class A and Class B common stock totaling $40 million.

•	We paid $24 million of contingent consideration as a result of the acquisition of Two Roads.

•	We borrowed $120 million and repaid $40 million on our revolving credit facility.
During the six months ended June 30, 2018:

•
We repurchased 7,715,794 shares of Class A common stock for an aggregate purchase price of $588 million. Of the shares repurchased, 2,481,341 shares were delivered in settlement of the May 2018 ASR and 244,260 shares were delivered in settlement of the November 2017 ASR in 2018, for which payment was made during 2017.

•	We paid two quarterly $0.15 per share cash dividends on Class A and Class B common stock totaling $35 million.

•	We borrowed and repaid $20 million on our revolving credit facility.

•	We redeemed the Miraval preferred shares for approximately $10 million.
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

	June 30, 2019	December 31, 2018
Consolidated debt (1)	$1,712	$1,634
Stockholders' equity	3,642	3,670
Total capital	5,354	5,304
Total debt to total capital	32.0%	30.8%
Consolidated debt (1)	1,712	1,634
Less: cash and cash equivalents and short-term investments	(577)	(686)
Net consolidated debt	$1,135	$948
Net debt to total capital	21.2%	17.9%
(1) Excludes approximately $547 million and $528 million of our share of unconsolidated hospitality venture indebtedness at June 30, 2019 and December 31, 2018, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements.

Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance and technology, enhancements to existing properties, and investment in new properties under development or recently opened. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations.

	Six Months Ended June 30,
	2019	2018
Maintenance and technology	$30	$26
Enhancements to existing properties	58	67
Investment in new properties under development or recently opened	58	28
Total capital expenditures	$146	$121
The increase in investment in new properties under development or recently opened is primarily driven by continued renovation spend at Miraval properties in 2019.
Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes at June 30, 2019. Interest on the Senior Notes is payable semi-annually.

Principal amount
2021 Notes	$250
2023 Notes	350
2026 Notes	400
2028 Notes	400
Total Senior Notes	$1,400
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at June 30, 2019.
Revolving Credit Facility
We had $80 million and $0 outstanding on our revolving credit facility at June 30, 2019 and December 31, 2018, respectively. See Part I, Item 1 "Financial Statements—Note 10 to the Condensed Consolidated Financial Statements."
We are in compliance with all applicable covenants under the revolving credit facility at June 30, 2019.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $288 million and $277 million in letters of credit issued directly with financial institutions outstanding at June 30, 2019 and December 31, 2018, respectively. These letters of credit had weighted-average fees of approximately 101 basis points and a range of maturity of up to approximately three years at June 30, 2019.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have disclosed those estimates that we believe are critical and require the use of complex judgment in their application in our 2018 Form 10-K. Upon adoption of ASU 2016-02, we added a critical accounting estimate as detailed below.
Incremental Borrowing Rate and Accounting for Leases

In determining the present value of our operating ROU assets and lease liabilities, we estimate an IBR by applying a portfolio approach based on lease terms. See Part I, Item 1 "Financial Statements—Note 7 to the Condensed Consolidated Financial Statements."

At June 30, 2019, our operating lease liabilities are $441 million. A 1% decrease in our estimated IBR would increase our operating lease liabilities by approximately $40 million.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At June 30, 2019, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
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
At June 30, 2019, we had outstanding interest rate locks that hedge a portion of the risk of changes in the benchmark interest rate associated with long-term debt we anticipate issuing in the future. See Part I, Item 1 "Financial Statements—Note 10 to the Condensed Consolidated Financial Statements." At June 30, 2019 and December 31, 2018, we did not hold any interest rate swap contracts.
The following table sets forth the contractual maturities and the total fair values at June 30, 2019 for our financial instruments materially affected by interest rate risk:

	Maturities by Period
	2019	2020	2021	2022	2023	Thereafter	Total carrying amount (1)	Total fair value
Fixed-rate debt	$5	$4	$255	$5	$355	$958	$1,582	$1,664
Average interest rate (2)							4.51%
Floating-rate debt (3)	$82	$5	$5	$5	$5	$32	$134	$145
Average interest rate (2)							5.25%
(1) Excludes $11 million of finance lease obligations and $15 million of unamortized discounts and deferred financing fees.
(2) Average interest rate at June 30, 2019.
(3) Includes Grand Hyatt Rio de Janeiro construction loan which had a 7.95% interest rate at June 30, 2019.
Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. The U.S. dollar equivalents of the notional amounts of the outstanding forward contracts, the majority of which relate to intercompany transactions, with terms of less than one year, were $237 million and $210 million at June 30, 2019 and December 31, 2018, respectively.
We intend to offset the gains and losses related to our third-party debt and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income. Our exposure to market risk has not materially changed from what we previously disclosed in our 2018 Form 10-K.
For the three and six months ended June 30, 2019, the effects of these derivative instruments resulted in $4 million and $5 million of net gains, respectively, recognized in other income (loss), net on our condensed consolidated statements of income. For the three and six months ended June 30, 2018, the effects of these derivative instruments resulted in $14 million and $8 million of net gains, respectively, recognized in other income (loss), net on our condensed consolidated statements of income. We offset the gains and losses on our foreign currency forward contracts with gains and losses related to our intercompany loans and transactions, such that there is a negligible effect to net income.

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
Item 1A. Risk Factors.
At June 30, 2019, there have been no material changes from the risk factors previously disclosed in response to Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A common stock during the quarter ended June 30, 2019:

	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
April 1 to April 30, 2019	233,089	$75.82	233,089	$548,386,143
May 1 to May 31, 2019	326,457	$76.23	326,457	$523,500,864
June 1 to June 30, 2019	40,132	$72.21	40,132	$520,602,996
Total	599,678	$75.80	599,678

(1)
On October 30, 2018, we announced the approval of the expansion of our share repurchase program pursuant to which we are authorized to purchase up to an additional $750 million of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. The repurchase program does not have an expiration date. At June 30, 2019, we had approximately $521 million remaining under the share repurchase authorization.

Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

3.1
Amended and Restated Certificate of Incorporation of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-34521) filed with the Securities and Exchange Commission on May 2, 2019)

3.2
Amended and Restated Bylaws of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 11, 2014)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyatt Hotels Corporation

Date:	August 1, 2019	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

Hyatt Hotels Corporation

Date:	August 1, 2019	By:	/s/ Joan Bottarini
Joan Bottarini
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)