Form 10-Q
period 2019-09-30
Hyatt Hotels Corp
filed 2019-10-31
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
At October 25, 2019, there were 36,582,951 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 66,163,274 shares of the registrant's Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
REVENUES:
Owned and leased hotels	$430	$450	$1,390	$1,450
Management, franchise, and other fees	148	133	447	407
Amortization of management and franchise agreement assets constituting payments to customers	(5)	(5)	(16)	(15)
Net management, franchise, and other fees	143	128	431	392
Other revenues	25	7	98	27
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	617	489	1,826	1,447
Total revenues	1,215	1,074	3,745	3,316
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	346	354	1,070	1,095
Depreciation and amortization	85	81	248	243
Other direct costs	28	8	103	23
Selling, general, and administrative	83	82	306	260
Costs incurred on behalf of managed and franchised properties	633	487	1,871	1,447
Direct and selling, general, and administrative expenses	1,175	1,012	3,598	3,068
Net gains and interest income from marketable securities held to fund rabbi trusts	—	10	41	19
Equity losses from unconsolidated hospitality ventures	(5)	(6)	(2)	(17)
Interest expense	(19)	(19)	(58)	(57)
Gains on sales of real estate	373	239	374	769
Asset impairments	(9)	(21)	(13)	(21)
Other income (loss), net	25	(9)	104	(22)
INCOME BEFORE INCOME TAXES	405	256	593	919
PROVISION FOR INCOME TAXES	(109)	(19)	(148)	(194)
NET INCOME	296	237	445	725
NET INCOME AND ACCRETION ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$296	$237	$445	$725
EARNINGS PER SHARE—Basic
Net income	$2.84	$2.12	$4.23	$6.31
Net income attributable to Hyatt Hotels Corporation	$2.84	$2.12	$4.23	$6.31
EARNINGS PER SHARE—Diluted
Net income	$2.80	$2.09	$4.17	$6.21
Net income attributable to Hyatt Hotels Corporation	$2.80	$2.09	$4.17	$6.21

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$296	$237	$445	$725
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax benefit of $(1) for the three and nine months ended September 30, 2019 and $- and $(1) for the three and nine months ended September 30, 2018, respectively	(27)	71	(27)	48
Unrealized gains (losses) on derivative activity, net of tax benefit of $(3) and $(7) for the three and nine months ended September 30, 2019, respectively, and net of tax expense of $1 for the three and nine months ended September 30, 2018	(9)	3	(21)	3
Other comprehensive income (loss)	(36)	74	(48)	51
COMPREHENSIVE INCOME	260	311	397	776
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$260	$311	$397	$776

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$660	$570
Restricted cash	140	33
Short-term investments	63	116
Receivables, net of allowances of $30 and $26 at September 30, 2019 and December 31, 2018, respectively	434	427
Inventories	12	14
Prepaids and other assets	129	149
Prepaid income taxes	21	36
Assets held for sale	17	—
Total current assets	1,476	1,345
Equity method investments	229	233
Property and equipment, net	3,519	3,608
Financing receivables, net of allowances	19	13
Operating lease right-of-use assets	488	—
Goodwill	322	283
Intangibles, net	453	628
Deferred tax assets	147	180
Other assets	1,476	1,353
TOTAL ASSETS	$8,129	$7,643
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$11	$11
Accounts payable	144	151
Accrued expenses and other current liabilities	315	361
Current contract liabilities	404	388
Accrued compensation and benefits	137	150
Current operating lease liabilities	33	—
Total current liabilities	1,044	1,061
Long-term debt	1,612	1,623
Long-term contract liabilities	471	442
Long-term operating lease liabilities	395	—
Other long-term liabilities	846	840
Total liabilities	4,368	3,966
Commitments and contingencies (see Note 13)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding at September 30, 2019 and December 31, 2018	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 36,811,374 issued and outstanding at September 30, 2019, and Class B common stock, $0.01 par value per share, 398,432,856 shares authorized, 66,438,444 shares issued and outstanding at September 30, 2019. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 39,507,817 issued and outstanding at December 31, 2018, and Class B common stock, $0.01 par value per share, 399,110,240 shares authorized, 67,115,828 shares issued and outstanding at December 31, 2018	1	1
Additional paid-in capital	—	50
Retained earnings	4,003	3,819
Accumulated other comprehensive loss	(248)	(200)
Total stockholders' equity	3,756	3,670
Noncontrolling interests in consolidated subsidiaries	5	7
Total equity	3,761	3,677
TOTAL LIABILITIES AND EQUITY	$8,129	$7,643
See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$445	$725
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of real estate	(374)	(769)
Depreciation and amortization	248	243
Release of contingent consideration liability	(29)	—
Amortization of share awards	32	28
Deferred income taxes	32	(7)
Asset impairments	13	43
Equity losses from unconsolidated hospitality ventures	2	17
Amortization of management and franchise agreement assets constituting payments to customers	16	15
Distributions from unconsolidated hospitality ventures	10	10
Working capital changes and other	(121)	(173)
Net cash provided by operating activities	274	132
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(196)	(572)
Proceeds from marketable securities and short-term investments	255	426
Contributions to equity method and other investments	(39)	(52)
Return of equity method and other investments	26	24
Acquisitions, net of cash acquired	(18)	(263)
Capital expenditures	(244)	(195)
Proceeds from sales of real estate, net of cash disposed	461	1,334
Proceeds from financing receivables	46	—
Other investing activities	7	10
Net cash provided by investing activities	298	712
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs $- and $4, respectively	180	416
Repayments of debt	(187)	(230)
Repurchases of common stock	(280)	(654)
Contingent consideration paid	(24)	—
Repayments of redeemable noncontrolling interest in preferred shares in a subsidiary	—	(10)
Dividends paid	(60)	(52)
Other financing activities	(9)	(13)
Net cash used in financing activities	(380)	(543)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	6	3
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	198	304
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—BEGINNING OF YEAR	622	752
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—END OF PERIOD	$820	$1,056

See accompanying Notes to condensed consolidated financial statements.

Supplemental disclosure of cash flow information:

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$660	$1,014
Restricted cash (1)	140	23
Restricted cash included in other assets (1)	20	19
Total cash, cash equivalents, and restricted cash	$820	$1,056

(1) Restricted cash generally represents sales proceeds pursuant to like-kind exchanges, captive insurance subsidiary requirements, debt service on bonds, escrow deposits, and other arrangements.

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash paid during the period for interest	$78	$72
Cash paid during the period for income taxes	$52	$267
Cash paid for amounts included in the measurement of operating lease liabilities	$38	$—
Non-cash investing and financing activities are as follows:
Non-cash contributions to equity method investments	$8	$53
Non-cash issuance of financing receivables	$1	$45
Change in accrued capital expenditures	$11	$7
Non-cash right-of-use assets obtained in exchange for operating lease liabilities	$8	$—

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions of dollars)
(Unaudited)

	Total	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries
BALANCE—January 1, 2018	$3,839	$1	$967	$3,118	$(253)	$6
Total comprehensive income	434	—	—	411	23	—
Repurchase of common stock	(75)	—	(75)	—	—	—
Employee stock plan issuance	1	—	1	—	—	—
Share-based payment activity	13	—	13	—	—	—
Cash dividends of $0.15 per share (see Note 14)	(18)	—	—	(18)	—	—
BALANCE—March 31, 2018	4,194	1	906	3,511	(230)	6
Total comprehensive income	31	—	—	77	(46)	—
Repurchase of common stock	(513)	—	(513)	—	—	—
Directors compensation	2	—	2	—	—	—
Employee stock plan issuance	1	—	1	—	—	—
Share-based payment activity	3	—	3	—	—	—
Cash dividends of $0.15 per share (see Note 14)	(17)	—	—	(17)	—	—
BALANCE—June 30, 2018	3,701	1	399	3,571	(276)	6
Total comprehensive income	311	—	—	237	74	—
Repurchase of common stock	(66)	—	(66)	—	—	—
Employee stock plan issuance	1	—	1	—	—	—
Share-based payment activity	5	—	5	—	—	—
Cash dividends of $0.15 per share (see Note 14)	(17)	—	—	(17)	—	—
BALANCE—September 30, 2018	$3,935	$1	$339	$3,791	$(202)	$6

BALANCE—January 1, 2019	$3,677	$1	$50	$3,819	$(200)	$7
Total comprehensive income	53	—	—	63	(10)	—
Noncontrolling interests	(1)	—	—	—	—	(1)
Repurchase of common stock	(102)	—	(71)	(31)	—	—
Employee stock plan issuance	1	—	1	—	—	—
Share-based payment activity	20	—	20	—	—	—
Cash dividends of $0.19 per share (see Note 14)	(20)	—	—	(20)	—	—
BALANCE—March 31, 2019	3,628	1	—	3,831	(210)	6
Total comprehensive income	84	—	—	86	(2)	—
Noncontrolling interests	(1)	—	—	—	—	(1)
Repurchase of common stock	(45)	—	(1)	(44)	—	—
Directors compensation	1	—	1	—	—	—
Employee stock plan issuance	1	—	1	—	—	—
Share-based payment activity	(1)	—	(1)	—	—	—
Cash dividends of $0.19 per share (see Note 14)	(20)	—	—	(20)	—	—
BALANCE—June 30, 2019	3,647	1	—	3,853	(212)	5
Total comprehensive income	260	—	—	296	(36)	—
Repurchase of common stock	(133)	—	(7)	(126)	—	—
Employee stock plan issuance	2	—	2	—	—	—
Share-based payment activity	5	—	5	—	—	—
Cash dividends of $0.19 per share (see Note 14)	(20)	—	—	(20)	—	—
BALANCE—September 30, 2019	$3,761	$1	$—	$4,003	$(248)	$5

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)

1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively "Hyatt Hotels Corporation") provide hospitality and other services on a worldwide basis through the development, ownership, operation, management, franchising, and licensing of hospitality and wellness-related businesses. We develop, own, operate, manage, franchise, license, or provide services to a portfolio of properties, consisting of full service hotels, select service hotels, resorts, and other properties, including branded spas and fitness studios, timeshare, fractional, and other forms of residential, vacation, and condominium ownership units. At September 30, 2019, (i) we operated or franchised 434 full service hotels, comprising 151,995 rooms throughout the world, (ii) we operated or franchised 453 select service hotels, comprising 64,500 rooms, of which 390 hotels are located in the United States, and (iii) our portfolio included 6 franchised all-inclusive Hyatt-branded resorts, comprising 2,403 rooms, and 3 destination wellness resorts, comprising 410 rooms. At September 30, 2019, our portfolio of properties operated in 63 countries around the world. Additionally, through strategic relationships, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and which operate under other tradenames or marks owned by such hotel or licensed by third parties.
As used in these Notes and throughout this Quarterly Report on Form 10-Q, (i) the terms "Hyatt," "Company," "we," "us," or "our" mean Hyatt Hotels Corporation and its consolidated subsidiaries, (ii) the term "properties" refers to hotels, resorts, and other properties, including branded spas and fitness studios, and residential, vacation, and condominium ownership units that we develop, own, operate, manage, franchise, or to which we provide services or license our trademarks, (iii) "Hyatt portfolio of properties" or "portfolio of properties" refers to hotels and other properties that we develop, own, operate, manage, franchise, license, or provide services to, including under the Park Hyatt, Miraval, Grand Hyatt, Alila, Andaz, The Unbound Collection by Hyatt, Destination, Hyatt Regency, Hyatt, Hyatt Ziva, Hyatt Zilara, Thompson Hotels, Hyatt Centric, Caption by Hyatt, Joie de Vivre, Hyatt House, Hyatt Place, tommie, Hyatt Residence Club and Exhale brands, (iv) the term "worldwide hotel portfolio" includes our full and select service hotels, and (v) the term "worldwide property portfolio" includes our wellness and all-inclusive resorts, branded spas and fitness studios, and residential, vacation, and condominium ownership units in addition to our worldwide hotel portfolio.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. As a result, this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 Form 10-K").
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
2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Standards
Leases—In February 2016, the Financial Accounting Standards Board ("FASB") released Accounting Standards Update No. 2016-02 ("ASU 2016-02"), Leases (Topic 842). ASU 2016-02 requires lessees to record lease contracts on the balance sheet by recognizing a right-of-use ("ROU") asset and lease liability with certain practical expedients available. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make fixed minimum lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of fixed minimum lease payments over the lease term, including optional periods for which it is reasonably certain the renewal option will be exercised.
In July 2018, the FASB released Accounting Standards Update No. 2018-11 ("ASU 2018-11"), Leases (Topic 842): Targeted Improvements, providing entities with an additional optional transition method. The provisions of ASU 2016-02, and all related ASUs, are effective for interim periods and fiscal years beginning after December 15, 2018, with early adoption permitted.
We adopted ASU 2016-02 utilizing the optional transition approach under ASU 2018-11 and applied the package of practical expedients beginning January 1, 2019. As a result of utilizing the optional transition method, our reporting for periods prior to January 1, 2019 continue to be reported in accordance with Leases (Topic 840).
We elected the following additional practical expedients: (i) for office space, land, and hotel leases, we do not separate the lease and nonlease components, which primarily relate to common area maintenance and utilities, (ii) we combine lease and nonlease components for those leases where we are the lessor, and (iii) we exclude all leases that are twelve months or less from the ROU assets and lease liabilities.
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
Future Adoption of Accounting Standards
Financial Instruments - Credit Losses—In June 2016, the FASB released Accounting Standards Update No. 2016-13 ("ASU 2016-13"), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the existing impairment model for most financial assets from an incurred loss impairment model to a current expected credit loss model, which requires an entity to recognize allowances for credit losses equal to its current estimate of all contractual cash flows the entity does not expect to collect. ASU 2016-13 also requires credit losses relating to available-for-sale ("AFS") debt securities to be recognized through an allowance for credit losses. The provisions of ASU 2016-13 are to be applied using a modified retrospective approach and are effective for interim periods and fiscal years beginning after December 15, 2019, with early adoption permitted.
While we continue to evaluate the impact of adopting ASU 2016-13, we do not expect a material impact upon adoption related to receivables at our owned and leased properties, AFS debt securities, and debt repayment guarantees. We are continuing to evaluate other potential impacts on our condensed consolidated financial statements, including the impact on our remaining receivables, held-to-maturity ("HTM") debt securities, and financing receivables.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenues
The following tables present our revenues disaggregated by the nature of the product or service:

	Three Months Ended September 30, 2019
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$259	$—	$—	$—	$4	$(11)	$252
Food and beverage	131	—	—	—	3	—	134
Other	35	—	—	—	9	—	44
Owned and leased hotels	425	—	—	—	16	(11)	430

Base management fees	—	55	11	10	—	(12)	64
Incentive management fees	—	13	17	9	—	(6)	33
Franchise fees	—	36	1	—	—	—	37
Other fees	—	2	3	2	1	—	8
License fees	—	—	—	—	6	—	6
Management, franchise, and other fees	—	106	32	21	7	(18)	148
Amortization of management and franchise agreement assets constituting payments to customers	—	(4)	—	(1)	—	—	(5)
Net management, franchise, and other fees	—	102	32	20	7	(18)	143

Other revenues	—	16	—	—	9	—	25

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	565	30	20	2	—	617

Total	$425	$683	$62	$40	$34	$(29)	$1,215

	Nine Months Ended September 30, 2019
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$804	$—	$—	$—	$17	$(27)	$794
Food and beverage	452	—	—	—	9	—	461
Other	108	—	—	—	27	—	135
Owned and leased hotels	1,364	—	—	—	53	(27)	1,390

Base management fees	—	173	33	27	—	(38)	195
Incentive management fees	—	46	51	26	—	(17)	106
Franchise fees	—	104	3	—	—	—	107
Other fees	—	3	9	5	4	—	21
License fees	—	—	—	—	18	—	18
Management, franchise, and other fees	—	326	96	58	22	(55)	447
Amortization of management and franchise agreement assets constituting payments to customers	—	(11)	(1)	(4)	—	—	(16)
Net management, franchise, and other fees	—	315	95	54	22	(55)	431

Other revenues	—	71	—	—	26	1	98

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	1,688	80	54	4	—	1,826

Total	$1,364	$2,074	$175	$108	$105	$(81)	$3,745

	Three Months Ended September 30, 2018
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$276	$—	$—	$—	$5	$(7)	$274
Food and beverage	133	—	—	—	2	—	135
Other	34	—	—	—	7	—	41
Owned and leased hotels	443	—	—	—	14	(7)	450

Base management fees	—	48	11	9	—	(13)	55
Incentive management fees	—	14	16	10	—	(7)	33
Franchise fees	—	32	1	—	—	—	33
Other fees	—	1	2	2	2	—	7
License fees	—	—	—	—	5	—	5
Management, franchise, and other fees	—	95	30	21	7	(20)	133
Amortization of management and franchise agreement assets constituting payments to customers	—	(4)	—	(1)	—	—	(5)
Net management, franchise, and other fees	—	91	30	20	7	(20)	128

Other revenues	—	—	—	—	5	2	7

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	447	24	16	2	—	489

Total	$443	$538	$54	$36	$28	$(25)	$1,074

	Nine Months Ended September 30, 2018
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$848	$—	$—	$—	$18	$(26)	$840
Food and beverage	474	—	—	—	7	—	481
Other	106	—	—	—	23	—	129
Owned and leased hotels	1,428	—	—	—	48	(26)	1,450

Base management fees	—	150	32	25	—	(40)	167
Incentive management fees	—	47	50	29	—	(21)	105
Franchise fees	—	94	2	—	—	—	96
Other fees	—	10	6	4	4	—	24
License fees	—	—	—	—	15	—	15
Management, franchise, and other fees	—	301	90	58	19	(61)	407
Amortization of management and franchise agreement assets constituting payments to customers	—	(10)	(1)	(4)	—	—	(15)
Net management, franchise, and other fees	—	291	89	54	19	(61)	392

Other revenues	—	—	—	—	22	5	27

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	1,328	67	49	3	—	1,447

Total	$1,428	$1,619	$156	$103	$92	$(82)	$3,316
Contract Balances
Our contract assets were $2 million and insignificant at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, the contract assets were included in receivables, net. As our profitability hurdles are generally calculated on a full-year basis, we expect our contract asset balance to be insignificant at year end.
Contract liabilities are comprised of the following:

	September 30, 2019	December 31, 2018
Deferred revenue related to the loyalty program	$657	$596
Advanced deposits	77	81
Initial fees received from franchise owners	39	35
Deferred revenue related to system-wide services	11	7
Other deferred revenue	91	111
Total contract liabilities	$875	$830

The following table summarizes the activity in our contract liabilities:

	2019	2018
Beginning balance, January 1	$830	$772
Cash received and other	490	433
Revenue recognized	(459)	(441)
Ending balance, June 30	$861	$764
Cash received and other	265	223
Revenue recognized	(251)	(222)
Ending balance, September 30	$875	$765
Revenue recognized during the three months ended September 30, 2019 and September 30, 2018 included in the contract liabilities balance at the beginning of each year was $80 million and $81 million, respectively. Revenue recognized during the nine months ended September 30, 2019 and September 30, 2018 included in the contract liabilities balance at the beginning of each year was $318 million and $299 million, respectively. This revenue primarily relates to the loyalty program, which is recognized net of redemption reimbursements paid to third parties, and advanced deposits.
Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $130 million at September 30, 2019, of which we expect to recognize approximately 20% as revenue over the next 12 months and the remainder thereafter.
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
4.    DEBT AND EQUITY SECURITIES
Equity Method Investments
Equity method investments were $229 million and $233 million at September 30, 2019 and December 31, 2018, respectively.
During the nine months ended September 30, 2019, we recognized $8 million of gains in equity losses from unconsolidated hospitality ventures on our condensed consolidated statements of income resulting from sales activity related to certain equity method investments within our owned and leased hotels segment. During the three and nine months ended September 30, 2019, we received $2 million and $25 million of sales proceeds, respectively.
During the three and nine months ended September 30, 2019, we recognized $6 million and $7 million of impairment charges, respectively, primarily related to one unconsolidated hospitality venture in equity losses from unconsolidated hospitality ventures on our condensed consolidated statements of income as the carrying value was in excess of fair value. The fair value was determined to be a Level Three fair value measure, and the impairment was deemed other-than-temporary.

During the three and nine months ended September 30, 2018, we recognized $1 million and $11 million of net gains, respectively, in equity losses from unconsolidated hospitality ventures on our condensed consolidated statements of income resulting from sales activity related to certain equity method investments within our owned and leased hotels segment. During the three and nine months ended September 30, 2018, we received $7 million and $17 million of sales proceeds, respectively.
During the nine months ended September 30, 2018, we completed an asset acquisition of our partner's interest in certain unconsolidated hospitality ventures in Brazil for a net purchase price of approximately $4 million. During the nine months ended September 30, 2018, we recognized $16 million of impairment charges related to these investments in equity losses from unconsolidated hospitality ventures on our condensed consolidated statements of income as the carrying value was in excess of fair value. The fair value was determined to be a Level Three fair value measure, and the impairment was deemed other-than-temporary.
The following table presents summarized financial information for all unconsolidated hospitality ventures in which we hold an investment accounted for under the equity method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenues	$130	$135	$371	$399
Gross operating profit	51	53	139	141
Income (loss) from continuing operations	9	(12)	(2)	(15)
Net income (loss)	9	(12)	(2)	(15)
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
Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value and included on our condensed consolidated balance sheets, were as follows:

	September 30, 2019	December 31, 2018
Loyalty program (Note 9)	$453	$397
Deferred compensation plans held in rabbi trusts (Note 9 and Note 11)	419	367
Captive insurance companies	136	133
Total marketable securities held to fund operating programs	$1,008	$897
Less: current portion of marketable securities held to fund operating programs included in cash and cash equivalents, short-term investments, and prepaids and other assets	(205)	(174)
Marketable securities held to fund operating programs included in other assets	$803	$723

Net realized and unrealized gains (losses) and interest income from marketable securities held to fund the loyalty program are recognized in other income (loss), net on our condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Loyalty program (Note 19)	$5	$1	$24	$(2)

Net realized and unrealized gains (losses) and interest income from marketable securities held to fund rabbi trusts are recognized in net gains and interest income from marketable securities held to fund rabbi trusts on our condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Unrealized gains (losses)	$(2)	$5	$35	$7
Realized gains	2	5	6	12
Net gains and interest income from marketable securities held to fund rabbi trusts	$—	$10	$41	$19

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
Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at fair value and included on our condensed consolidated balance sheets, were as follows:

	September 30, 2019	December 31, 2018
Interest-bearing money market funds	$202	$14
Common shares of Playa N.V. (Note 9)	95	87
Time deposits	37	100
Total marketable securities held for investment purposes	$334	$201
Less: current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(239)	(114)
Marketable securities held for investment purposes included in other assets	$95	$87

We hold common shares of Playa Hotels & Resorts N.V. ("Playa N.V.") which are accounted for as an equity security with a readily determinable fair value as we do not have the ability to significantly influence the operations of the entity. The fair value of the common shares is classified as Level One in the fair value hierarchy as we are able to obtain market available pricing information. The remeasurement of our investment at fair value resulted in $1 million of unrealized gains and $14 million of unrealized losses for the three months ended September 30, 2019 and September 30, 2018, respectively, and $8 million of unrealized gains and $14 million of unrealized losses for the nine months ended September 30, 2019 and September 30, 2018, respectively, recognized in other income (loss), net on our condensed consolidated statements of income (see Note 19). We did not sell any shares of common stock during the nine months ended September 30, 2019.
Other Investments
HTM Debt Securities—At September 30, 2019 and December 31, 2018, we held $56 million and $49 million, respectively, of investments in HTM debt securities, which are investments in third-party entities that own certain of our hotels and are recorded within other assets on our condensed consolidated balance sheets. The securities are mandatorily redeemable between 2020 and 2025. The amortized cost of our investments approximates fair value. We estimated the fair value of our investments using internally developed discounted cash flow models based on current market inputs for similar types of arrangements. Based upon the lack of available market data, our investments are classified as Level Three within the fair value hierarchy. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.
Equity Securities Without a Readily Determinable Fair Value—At September 30, 2019 and December 31, 2018, we held $9 million of investments in equity securities without a readily determinable fair value, which represent investments in entities where we do not have the ability to significantly influence the operations of the entity. These investments are recorded within other assets on our condensed consolidated balance sheets.
Due to ongoing operating cash flow shortfalls in the business underlying an equity security during the nine months ended September 30, 2018, we recognized a $22 million impairment charge for our full investment balance in other income (loss), net on our condensed consolidated statements of income (see Note 19) as the carrying value was in excess of the fair value. The fair value was determined to be a Level Three fair value measure. During the three months ended September 30, 2018, the entity in which we held our investment disposed of its assets.
Fair Value—We measured the following financial assets at fair value on a recurring basis:

	September 30, 2019	Cash and cash equivalents	Short-term investments	Prepaids and other assets	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$308	$308	$—	$—	$—
Mutual funds	419	—	—	—	419
Common shares	95	—	—	—	95
Level Two - Significant Other Observable Inputs
Time deposits	49	—	41	—	8
U.S. government obligations	195	—	—	34	161
U.S. government agencies	58	—	2	7	49
Corporate debt securities	155	—	20	21	114
Mortgage-backed securities	23	—	—	4	19
Asset-backed securities	38	—	—	7	31
Municipal and provincial notes and bonds	2	—	—	—	2
Total	$1,342	$308	$63	$73	$898

	December 31, 2018	Cash and cash equivalents	Short-term investments	Prepaids and other assets	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$88	$88	$—	$—	$—
Mutual funds	367	—	—	—	367
Common shares	87	—	—	—	87
Level Two - Significant Other Observable Inputs
Time deposits	113	—	104	—	9
U.S. government obligations	169	—	—	37	132
U.S. government agencies	52	—	2	7	43
Corporate debt securities	151	—	10	25	116
Mortgage-backed securities	23	—	—	5	18
Asset-backed securities	46	—	—	10	36
Municipal and provincial notes and bonds	2	—	—	—	2
Total	$1,098	$88	$116	$84	$810

During the three and nine months ended September 30, 2019 and September 30, 2018, there were no transfers between levels of the fair value hierarchy. We do not have non-financial assets or non-financial liabilities required to be measured at fair value on a recurring basis.

5.    FINANCING RECEIVABLES

	September 30, 2019	December 31, 2018
Unsecured financing to hotel owners	$119	$159
Less: current portion of financing receivables, included in receivables, net	—	(45)
Less: allowance for losses	(100)	(101)
Total long-term financing receivables, net of allowances	$19	$13

Allowance for Losses and Impairments—The following table summarizes the activity in our unsecured financing receivables allowance:

	2019	2018
Allowance at January 1	$101	$108
Provisions	3	3
Other adjustments	—	(2)
Write-offs	(4)	—
Allowance at June 30	$100	$109
Provisions	1	2
Other adjustments	(1)	—
Write-offs	—	(12)
Allowance at September 30	$100	$99

Credit Monitoring—Our unsecured financing receivables were as follows:

	September 30, 2019
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on non-accrual status
Loans	$17	$(1)	$16	$—
Impaired loans (1)	44	(44)	—	44
Total loans	61	(45)	16	44
Other financing arrangements	58	(55)	3	58
Total unsecured financing receivables	$119	$(100)	$19	$102
(1) The unpaid principal balance was $34 million and the average recorded loan balance was $47 million at September 30, 2019.

	December 31, 2018
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on non-accrual status
Loans	$58	$—	$58	$—
Impaired loans (2)	50	(50)	—	50
Total loans	108	(50)	58	50
Other financing arrangements	51	(51)	—	51
Total unsecured financing receivables	$159	$(101)	$58	$101
(2) The unpaid principal balance was $36 million and the average recorded loan balance was $54 million at December 31, 2018.
Fair Value—We estimated the fair value of financing receivables, which are classified as Level Three in the fair value hierarchy, to be approximately $20 million and $59 million at September 30, 2019 and December 31, 2018, respectively.

6.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Land—During the nine months ended September 30, 2019, we acquired $15 million of land through an asset acquisition from an unrelated third party to develop a hotel in Austin, Texas and subsequently signed a purchase and sale agreement to sell the land and related construction in progress. At September 30, 2019, these assets are classified as held for sale within our owned and leased hotels segment on our condensed consolidated balance sheet, and the sale closed subsequent to September 30, 2019.
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
We closed on the transaction on November 30, 2018 and paid cash of $415 million, net of $37 million cash acquired. Cash paid at closing was inclusive of a $36 million payment of the aforementioned additional consideration and $4 million of other purchase price adjustments. Related to the $68 million of potential additional consideration, we recorded a $57 million contingent liability in accrued expenses and other current liabilities on our condensed consolidated balance sheet at December 31, 2018, which represented our estimate of the remaining expected consideration to be paid.
Net assets acquired were determined as follows:

Cash paid, net of cash acquired	$415
Cash acquired	37
Contingent consideration liability	57
Net assets acquired at December 31, 2018	$509
Post-acquisition working capital adjustments	(2)
Net assets acquired at September 30, 2019	$507

As it relates to the $57 million contingent consideration liability recorded at December 31, 2018, of which $4 million remains at September 30, 2019, the following occurred during the nine months ended September 30, 2019:

•	The sellers completed the aforementioned specific actions with respect to certain management agreements, and we paid $24 million of additional consideration to the sellers.

•
For those management agreements where the specific actions were not completed or payment is no longer probable, we released $2 million and $29 million of the contingent liability to other income (loss), net on our condensed consolidated statements of income during the three and nine months ended September 30, 2019, respectively (see Note 19).

The acquisition includes management and license agreements for operating and pipeline hotels primarily across North America and Asia under five hospitality brands. Our condensed consolidated balance sheets at September 30, 2019 and December 31, 2018 reflect preliminary estimates of the fair value of the assets acquired and liabilities assumed. The fair values, which are classified as Level Three in the fair value hierarchy, are based on information that was available as of the date of acquisition and estimated using discounted future cash flow models and relief from royalty method, including revenue projections based on the expected contract terms and long-term growth rates.
During 2019, the estimated fair values of assets and liabilities were revised as we refined our analysis of contract terms and renewal assumptions which affected the underlying cash flows in the valuation. This resulted in a $34 million reduction in intangibles, net with an offsetting increase in goodwill on our condensed consolidated balance sheet at September 30, 2019. We continue to evaluate the underlying inputs and assumptions used in our valuation and accordingly, these estimates are subject to change during the one year measurement period.

The following table summarizes the preliminary fair value of the identifiable net assets acquired at September 30, 2019:

Cash	$32
Receivables	20
Other current assets	2
Equity method investment	2
Property and equipment	2
Indefinite-lived intangibles (1)	96
Management agreement intangibles (2), (5)	209
Goodwill (3)	194
Other assets (4)	25
Total assets	$582

Advanced deposits	$20
Other current liabilities	22
Other long-term liabilities (4)	33
Total liabilities	75
Total net assets acquired	$507
(1) Includes intangibles attributable to the Destination, Alila, and Thompson brands.
(2) Amortized over useful lives of 1 to 19 years, with a weighted-average useful life of approximately 12 years.
(3) The goodwill, of which $152 million is tax deductible, is attributable to the growth opportunities Hyatt expects to realize by expanding into new markets and enhancing guest experiences through a distinctive collection of lifestyle brands and recorded in the Americas management and franchising segment.
(4) Includes $13 million of prior year tax liabilities relating to certain foreign filing positions, including $4 million of interest and penalties. We recorded an offsetting indemnification asset which we expect to collect under contractual arrangements.
(5) See Note 8 for impairment discussion.
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
Dispositions
Hyatt Regency Atlanta—During the three months ended September 30, 2019, we sold Hyatt Regency Atlanta to an unrelated third party for approximately $346 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. We entered into a long-term management agreement for the property upon sale. The sale resulted in a $272 million pre-tax gain which was recognized in gains on sales of real estate on our condensed consolidated statements of income during the three and nine months ended September 30, 2019. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Land and Lease Assignment—During the three months ended September 30, 2019, we sold the property adjacent to Grand Hyatt San Francisco and assigned the related Apple store lease to an unrelated third party for approximately $115 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. The sale resulted in a $101 million pre-tax gain which was recognized in gains on sales of real estate on our condensed consolidated statements of income during the three and nine months ended

September 30, 2019. The operating results and financial position of this property prior to the sale remain within our owned and leased hotels segment.
Hyatt Regency Mexico City—During the three months ended September 30, 2018, we sold the shares of the entity which owns Hyatt Regency Mexico City, an investment in an unconsolidated hospitality venture, and adjacent land, a portion of which will be developed as Park Hyatt Mexico City, ("HRMC transaction") to an unrelated third party for approximately $405 million and accounted for the transaction as an asset disposition. We entered into long-term management agreements for the properties upon sale. We received $360 million of proceeds and issued $46 million of unsecured financing receivables which were repaid in full during the nine months ended September 30, 2019 (see Note 5). The sale resulted in a pre-tax gain of approximately $240 million which was recognized in gains on sales of real estate on our condensed consolidated statements of income during the three and nine months ended September 30, 2018. In connection with the disposition, we recognized a $21 million goodwill impairment charge in asset impairments on our condensed consolidated statements of income during the three and nine months ended September 30, 2018. The assets disposed represented the entirety of the related reporting unit and therefore, no business operations remained to support the related goodwill, which was therefore impaired. The operating results and financial position prior to the sale remain within our owned and leased hotels segment.
Grand Hyatt San Francisco, Andaz Maui at Wailea Resort, and Hyatt Regency Coconut Point Resort and Spa—During the nine months ended September 30, 2018, we sold Grand Hyatt San Francisco, Andaz Maui at Wailea Resort together with adjacent land, and Hyatt Regency Coconut Point Resort and Spa to an unrelated third party as a portfolio for approximately $992 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. We entered into long-term management agreements for the properties upon sale. The sale resulted in a $531 million pre-tax gain which was recognized in gains on sales of real estate on our condensed consolidated statements of income during the nine months ended September 30, 2018. The operating results and financial position of these hotels prior to the sale remain within our owned and leased hotels segment. Although we concluded the disposal of these properties did not qualify as discontinued operations, the disposal was considered to be material. Pre-tax net income attributable to the three properties was $15 million during the nine months ended September 30, 2018.
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

In conjunction with the sale of the property adjacent to Grand Hyatt San Francisco during the three months ended September 30, 2019, $115 million of proceeds were held as restricted for use in a potential like-kind exchange.
In conjunction with the sale of Hyatt Regency Coconut Point Resort and Spa during the nine months ended September 30, 2018, $221 million of proceeds were held as restricted for use in a potential like-kind exchange. During the three months ended September 30, 2018, $198 million of these proceeds were utilized to acquire Hyatt Regency Phoenix and Hyatt Regency Indian Wells Resort & Spa and the remaining $23 million were released.

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
As our leases do not provide an implicit borrowing rate, we use our estimated IBR to determine the present value of our lease payments and apply a portfolio approach. We apply judgment in estimating the IBR including factors related to currency risk and our credit risk. We also give consideration to our recent debt issuances as well as publicly available data for instruments with similar characteristics when determining our IBR.
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
Total lease expense related to short-term leases and finance leases was insignificant for the three and nine months ended September 30, 2019. A summary of operating lease expense is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Minimum rentals	$12	$37
Contingent rentals	22	78
Total operating lease expense	$34	$115

Supplemental balance sheet information related to finance leases is as follows:

September 30, 2019
Property and equipment, net (1)	$9
Current maturities of long-term debt	2
Long-term debt	9
Total finance lease liabilities	$11
(1) Finance lease assets are net of $13 million of accumulated amortization.

Weighted-average remaining lease terms and discount rates are as follows:

September 30, 2019
Weighted-average remaining lease term in years
Operating leases (1)	21
Finance leases	7

Weighted-average discount rate
Operating leases	3.7%
Finance leases	0.9%
(1) Certain of our hotel and land leases have nominal or contingent rental payments. As such, this results in a lower weighted-average remaining lease term.

The maturities of lease liabilities in accordance with Leases (Topic 842) in each of the next five years and thereafter at September 30, 2019 are as follows:

	Operating leases	Finance leases
2019 (remaining)	$12	$—
2020	47	3
2021	44	2
2022	42	2
2023	39	2
Thereafter	452	5
Total minimum lease payments	$636	$14
Less: amount representing interest	(208)	(3)
Present value of minimum lease payments	$428	$11

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

Lessor—We lease retail space under operating leases at our owned hotel locations. Rental payments are primarily fixed with certain variable payments based on a contractual percentage of revenues. We recognized rental income within owned and leased hotels revenues on our condensed consolidated statements of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Rental income	$5	$7	$18	$20

The future minimum lease receipts in accordance with Leases (Topic 842) scheduled to be received in each of the next five years and thereafter at September 30, 2019 are as follows:

2019 (remaining)	$5
2020	16
2021	12
2022	11
2023	8
Thereafter	14
Total minimum lease receipts	$66

The future minimum lease receipts from our 2018 Form 10-K as filed in accordance with Leases (Topic 840) scheduled to be received in each of the next five years and thereafter are as follows:

Years ending December 31,
2019	$22
2020	18
2021	16
2022	15
2023	11
Thereafter	48
Total minimum lease receipts	$130

8.    INTANGIBLES, NET

	September 30, 2019	Weighted- average useful lives in years	December 31, 2018
Management and franchise agreement intangibles	$371	18	$390
Lease related intangibles	—	—	121
Brand and other indefinite-lived intangibles	149	—	180
Advanced booking intangibles	14	6	14
Other definite-lived intangibles	8	6	8
Intangibles	542		713
Less: accumulated amortization	(89)		(85)
Intangibles, net	$453		$628

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization expense	$8	$3	$18	$10

During the three and nine months ended September 30, 2019, we recognized $9 million and $13 million of impairment charges related to management agreement intangibles, respectively, for contracts that terminated or will terminate in the near-term. The impairment charges were recognized in asset impairments on our condensed consolidated statements of income, primarily on the Americas management and franchising segment.
9.    OTHER ASSETS

	September 30, 2019	December 31, 2018
Marketable securities held to fund rabbi trusts (Note 4)	$419	$367
Management and franchise agreement assets constituting payments to customers (1)	409	396
Marketable securities held to fund the loyalty program (Note 4)	338	303
Long-term investments	111	112
Common shares of Playa N.V. (Note 4)	95	87
Other	104	88
Total other assets	$1,476	$1,353
(1) Includes cash consideration as well as other forms of consideration provided, such as debt repayment or performance guarantees.

10.    DEBT
Long-term debt, net of current maturities, was $1,612 million and $1,623 million at September 30, 2019 and December 31, 2018, respectively.

Senior Notes—During the nine months ended September 30, 2018, we issued $400 million of 4.375% senior notes due 2028, at an issue price of 99.866% (the "2028 Notes"). We received $396 million of net proceeds from the sale of the 2028 Notes, after deducting $4 million of underwriting discounts and other offering expenses. We used a portion of the proceeds from the issuance of the 2028 Notes to redeem our 6.875% senior notes due 2019 (the "2019 Notes"), and the remainder was used for general corporate purposes. Interest on the 2028 Notes is payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2019.

The 2028 Notes, together with our $250 million of 5.375% senior notes due 2021 (the "2021 Notes"), $350 million of 3.375% senior notes due 2023 (the "2023 Notes"), and $400 million of 4.850% senior notes due 2026 (the "2026 Notes"), are collectively referred to as the "Senior Notes."
Debt Redemption—During the nine months ended September 30, 2018, we redeemed all of our outstanding 2019 Notes, of which there was $196 million of aggregate principal outstanding, at a redemption price of approximately $203 million, which was calculated in accordance with the terms of the 2019 Notes and included principal and accrued interest plus a make-whole premium. The $7 million loss on extinguishment of debt was recognized in other income (loss), net on our condensed consolidated statements of income (see Note 19).
Revolving Credit Facility—During the nine months ended September 30, 2018, we refinanced our $1.5 billion senior unsecured revolving credit facility with a syndicate of lenders, extending the maturity of the facility to January 2023. During the nine months ended September 30, 2019, we had $180 million of borrowings and repayments on our revolving credit facility. The weighted-average interest rate on these borrowings was 3.46% at September 30, 2019. At September 30, 2019 and December 31, 2018, we had no balance outstanding. At September 30, 2019, we had $1.5 billion available on our revolving credit facility.
Fair Value—We estimated the fair value of debt, excluding finance leases, which consists of our Senior Notes, bonds, and other long-term debt. Our Senior Notes and bonds are classified as Level Two due to the use and weighting of multiple market inputs in the final price of the security. We estimated the fair value of other debt instruments using a discounted cash flow analysis based on current market inputs for similar types of arrangements. Based upon the lack of available market data, we have classified our revolving credit facility and other debt instruments as Level Three. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value.

	September 30, 2019
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (1)	$1,627	$1,745	$—	$1,685	$60
(1) Excludes $11 million of finance lease obligations and $15 million of unamortized discounts and deferred financing fees.

	December 31, 2018
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (2)	$1,638	$1,651	$—	$1,584	$67
(2) Excludes $12 million of capital lease obligations and $16 million of unamortized discounts and deferred financing fees.
Interest Rate Locks—At September 30, 2019, we had outstanding interest rate locks with $275 million notional value and mandatory settlement dates of 2021. The interest rate locks hedge a portion of the risk of changes in the benchmark interest rate associated with long-term debt we anticipate issuing in the future. The outstanding derivative instruments are designated as cash flow hedges and deemed highly effective both at inception and at September 30, 2019.
During the three and nine months ended September 30, 2019, we recognized $13 million and $30 million of pre-tax losses, respectively, and during the three and nine months ended September 30, 2018, we recognized $3 million and $2 million of pre-tax gains, respectively, in unrealized gains (losses) on derivative activity on our condensed consolidated statements of comprehensive income. At September 30, 2019 and December 31, 2018, we had $34 million and $4 million of liabilities related to these derivative instruments, respectively, recorded in other long-term liabilities on our condensed consolidated balance sheets. We estimated the fair values of interest rate locks, which are classified as Level Two in the fair value hierarchy, using discounted cash flow models. The primary sensitivity in these models is based on forward and discount curves.
During the three months ended September 30, 2018, we settled interest rate locks with $225 million notional value upon issuance of the 2028 Notes.
11.     OTHER LONG-TERM LIABILITIES

	September 30, 2019	December 31, 2018
Deferred compensation plans funded by rabbi trusts (Note 4)	$419	$367
Income taxes payable	145	131
Self-insurance liabilities (Note 13)	79	78
Deferred income taxes	47	54
Guarantee liabilities (Note 13)	37	76
Other	119	134
Total other long-term liabilities	$846	$840

12.    INCOME TAXES
The effective income tax rates for the three months ended September 30, 2019 and September 30, 2018 were 26.9% and 7.7%, respectively. The effective income tax rates for the nine months ended September 30, 2019 and September 30, 2018 were 25.0% and 21.2%, respectively. Our effective tax rate increased for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, primarily due to the low effective tax rate on the HRMC transaction in 2018.
We are currently under field exam by the Internal Revenue Service ("IRS") for tax years 2015 through 2017. U.S. tax years 2009 through 2011 are before the U.S. Tax Court concerning the tax treatment of the loyalty program. Additionally, U.S. tax years 2012 through 2014 are pending the outcome of the issue currently in U.S. Tax Court. If the IRS' position to include loyalty program contributions as taxable income to the Company is upheld, it would result in an income tax payment of $188 million (including $44 million of estimated interest, net of federal tax benefit) for all assessed years that would be partially offset by a deferred tax asset. As future tax benefits will be recognized at the reduced U.S. corporate income tax rate, $67 million of the payment and related interest would have an impact on the effective tax rate, if recognized. We believe we have an adequate uncertain tax liability recorded in connection with this matter.
13.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:
Commitments—At September 30, 2019, we are committed, under certain conditions, to lend or provide certain consideration to, or invest in, various business ventures up to $395 million, net of any related letters of credit, including a commitment to purchase land and a hotel under construction in Portland, Oregon from the developer for a remaining purchase price of approximately $140 million upon substantial completion of construction.
Performance Guarantees—Certain of our contractual agreements with third-party hotel owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels.
Our most significant performance guarantee relates to four managed hotels in France that we began managing in the second quarter of 2013 ("the four managed hotels in France"), which has a term of seven years and less than one year remaining. This guarantee has a maximum cap, but does not have an annual cap. The remaining maximum exposure related to our performance guarantees at September 30, 2019 was $252 million, of which €180 million ($196 million using exchange rates at September 30, 2019) was related to the four managed hotels in France.
We had $13 million and $47 million of total net performance guarantee liabilities at September 30, 2019 and December 31, 2018, respectively, which included $4 million and $25 million recorded in other long-term liabilities and $9 million and $22 million in accrued expenses and other current liabilities on our condensed consolidated balance sheets, respectively.

	The four managed hotels in France		Other performance guarantees		All performance guarantees
	2019	2018	2019	2018	2019	2018
Beginning balance, January 1	$36	$58	$11	$13	$47	$71
Initial guarantee obligation liability	—	—	1	—	1	—
Amortization of initial guarantee obligation liability into income	(8)	(8)	(1)	(2)	(9)	(10)
Performance guarantee expense (recovery), net	24	36	—	(1)	24	35
Net payments during the period	(36)	(50)	(4)	(5)	(40)	(55)
Ending balance, June 30	$16	$36	$7	$5	$23	$41
Amortization of initial guarantee obligation liability into income	(4)	(3)	(1)	(1)	(5)	(4)
Performance guarantee expense (recovery), net	(1)	3	2	3	1	6
Net (payments) receipts during the period	(3)	(9)	(2)	2	(5)	(7)
Foreign currency exchange, net	(1)	1	—	—	(1)	1
Ending balance, September 30	$7	$28	$6	$9	$13	$37

Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. At September 30, 2019 and December 31, 2018, there were no amounts recognized on our condensed consolidated balance sheets related to these performance test clauses.

Debt Repayment and Other Guarantees—We enter into various debt repayment and other guarantees in order to assist property owners and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms. Included within debt repayment and other guarantees are the following:

Property description	Maximum potential future payments	Maximum exposure net of recoverability from third parties	Other long-term liabilities recorded at September 30, 2019	Other long-term liabilities recorded at December 31, 2018	Year of guarantee expiration
Hotel properties in India (1)	$169	$169	$6	$10	2020
Hotel and residential properties in Brazil (2), (3)	97	40	3	3	various, through 2023
Hotel properties in Tennessee (2)	44	20	9	2	various, through 2023
Hotel property in Massachusetts (2), (4)	40	14	7	8	various, through 2022
Hotel properties in California (2)	31	12	3	4	various, through 2021
Hotel property in Oregon (2), (4)	28	7	3	4	various, through 2022
Hotel property in Arizona (2), (3)	25	—	—	1	2019
Other (2), (5)	10	5	2	19	2022
Total	$444	$267	$33	$51

(1) Debt repayment guarantee is denominated in Indian rupees and translated using exchange rates at September 30, 2019. We have the contractual right to recover amounts funded from an unconsolidated hospitality venture, which is a related party. We expect our maximum exposure to be $85 million, taking into account our partner's 50% ownership interest in the unconsolidated hospitality venture. Under certain events or conditions, we have the right to force the sale of the properties in order to recover amounts funded.
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
(4) In conjunction with the debt repayment guarantees, we are subject to completion guarantees whereby the parties agree to substantially complete the construction of the project by a specified date. In the event of default, we are obligated to complete construction using the funds available from the outstanding loan. Any additional funds paid by us are subject to partial recovery in the form of cash. At September 30, 2019, the maximum potential future payments for the property in Massachusetts and the property in Oregon are $13 million and $12 million, respectively. After consideration of recoverability from third parties, our maximum exposure is insignificant for both the property in Massachusetts and the property in Oregon at September 30, 2019.
(5) At December 31, 2018, other-long term liabilities included a debt repayment guarantee for a hotel property in Washington State. During the nine months ended September 30, 2019, the debt was refinanced, and we are no longer a guarantor. As a result, we recognized a $15 million release of our debt repayment guarantee liability in other income (loss), net on our condensed consolidated statements of income for the nine months ended September 30, 2019 (see Note 19).
At September 30, 2019, we are not aware of, nor have we received notification that hotel owners are not current on their debt service obligations where we have provided a debt repayment guarantee.
Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be $112 million and $128 million at September 30, 2019 and December 31, 2018, respectively. Based upon the lack of available market data, we have classified our guarantees as Level Three in the fair value hierarchy.

Insurance—We obtain commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property, cyber risk, and other miscellaneous coverages. A portion of the risk is retained on a self-insurance basis primarily through U.S.-based and licensed captive insurance companies that are wholly owned subsidiaries of Hyatt and generally insure our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Reserves for losses in our captive insurance companies to be paid within 12 months are $40 million and $38 million at September 30, 2019 and December 31, 2018, respectively, and are classified within accrued expenses and other current liabilities on our condensed consolidated balance sheets, while reserves for losses in our captive insurance companies to be paid in future periods are $79 million and $78 million at September 30, 2019 and December 31, 2018, respectively, and are included in other long-term liabilities on our condensed consolidated balance sheets.
Collective Bargaining Agreements—At September 30, 2019, approximately 22% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between us and various unions. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety Bonds—Surety bonds issued on our behalf were $46 million at September 30, 2019 and primarily relate to workers' compensation, taxes, licenses, construction liens, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at September 30, 2019 were $286 million, which relate to our ongoing operations, hotel properties under development in the U.S., collateral for estimated insurance claims, and securitization of our performance under our debt repayment guarantees associated with the hotel properties in India and the residential property in Brazil, which are only called upon if we default on our guarantees. The letters of credit outstanding do not reduce the available capacity under our revolving credit facility (see Note 10).
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
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, we have not recognized a liability in connection with this matter. At September 30, 2019, our maximum exposure is not expected to exceed $18 million.

14.    EQUITY
Accumulated Other Comprehensive Loss

	Balance at July 1, 2019	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at September 30, 2019
Foreign currency translation adjustments	$(191)	$(27)	$—	$(218)
Unrecognized pension cost	(5)	—	—	(5)
Unrealized losses on derivative instruments	(16)	(9)	—	(25)
Accumulated other comprehensive loss	$(212)	$(36)	$—	$(248)

	Balance at January 1, 2019	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at September 30, 2019
Foreign currency translation adjustments	$(191)	$(27)	$—	$(218)
Unrecognized pension cost	(5)	—	—	(5)
Unrealized losses on derivative instruments	(4)	(21)	—	(25)
Accumulated other comprehensive loss	$(200)	$(48)	$—	$(248)

	Balance at July 1, 2018	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss (a)	Balance at September 30, 2018
Foreign currency translation adjustments	$(266)	$9	$62	$(195)
Unrecognized pension cost	(7)	—	—	(7)
Unrealized losses on derivative instruments	(3)	3	—	—
Accumulated other comprehensive loss	$(276)	$12	$62	$(202)
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
During the nine months ended September 30, 2019, we repurchased 3,829,427 shares of common stock. The shares of common stock were repurchased at a weighted-average price of $73.08 per share for an aggregate purchase price of $280 million, excluding related insignificant expenses. The shares repurchased during the nine months ended September 30, 2019 represented approximately 4% of our total shares of common stock outstanding at December 31, 2018.
During the nine months ended September 30, 2018, we entered into the following accelerated share repurchase ("ASR") program with a third-party financial institution to repurchase Class A shares:

	Total number of shares repurchased (1)	Weighted-average price per share	Total cash paid
May 2018 ASR	2,481,341	$80.60	$200
(1) The delivery of shares resulted in a reduction in weighted-average common shares outstanding for basic and diluted earnings per share.

During the nine months ended September 30, 2018, we repurchased 8,560,012 shares of common stock, including settlement of the May 2018 ASR and 244,260 shares representing the settlement of an ASR program entered into during the fourth quarter of 2017 ("November 2017 ASR"). The shares of common stock were repurchased at a weighted-average price of $78.42 per share and an aggregate purchase price of $674 million, excluding related insignificant expenses. The aggregate purchase price includes $20 million of shares delivered in the settlement of the November 2017 ASR in 2018, for which payment was made during 2017. The shares repurchased during the nine months ended September 30, 2018 represented approximately 7% of our total shares of common stock outstanding at December 31, 2017.
The shares of Class A common stock repurchased on the open market were retired and returned to the status of authorized and unissued shares, while the shares of Class B common stock repurchased were retired and the total number of authorized Class B shares was reduced by the number of shares retired during the three months ended September 30, 2019 (see Note 16). At September 30, 2019, we had $388 million remaining under the share repurchase authorization.
Dividend—The following tables summarize dividends paid to Class A and Class B shareholders of record:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Class A common stock	$8	$7	$22	$21
Class B common stock	12	10	38	31
Total cash dividends paid	$20	$17	$60	$52

Date declared	Dividend per share amount for Class A and Class B	Date of record	Date paid
February 13, 2019	$0.19	February 27, 2019	March 11, 2019
May 17, 2019	$0.19	May 29, 2019	June 10, 2019
July 31, 2019	$0.19	August 27, 2019	September 9, 2019
February 14, 2018	$0.15	March 22, 2018	March 29, 2018
May 16, 2018	$0.15	June 19, 2018	June 28, 2018
July 31, 2018	$0.15	September 6, 2018	September 20, 2018

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
SARs	$1	$1	$11	$10
RSUs	2	2	13	14
PSUs	1	2	4	4
Total	$4	$5	$28	$28

SARs—During the nine months ended September 30, 2019, we granted 643,989 SARs to employees with a weighted-average grant date fair value of $17.11. During the nine months ended September 30, 2018, we granted 504,760 SARs to employees with a weighted-average grant date fair value of $21.18.
RSUs—During the nine months ended September 30, 2019, we granted 355,774 RSUs to employees with a weighted-average grant date fair value of $72.05. During the nine months ended September 30, 2018, we granted 272,549 RSUs to employees with a weighted-average grant date fair value of $79.90.
PSUs—During the nine months ended September 30, 2019, we granted 120,720 PSUs to employees with a weighted-average grant date fair value of $77.95. The performance period applicable to such PSUs is a three year period beginning January 1, 2019 and ending December 31, 2021. During the nine months ended September 30, 2018, we granted 89,441 PSUs to our executive officers, with a weighted-average grant date fair value of $82.10.
Our total unearned compensation for our stock-based compensation programs at September 30, 2019 was $2 million for SARs, $17 million for RSUs, and $10 million for PSUs, which will primarily be recognized in stock-based compensation expense over a weighted-average period of three years with respect to SARs and RSUs and two years with respect to PSUs.
16.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Legal Services—A partner in a law firm that provided services to us throughout the nine months ended September 30, 2019 and September 30, 2018 is the brother-in-law of our Executive Chairman. We incurred $2 million of legal fees with this firm during each of the three months ended September 30, 2019 and September 30, 2018. We incurred $5 million of legal fees with this firm during each of the nine months ended September 30, 2019 and September 30, 2018. At September 30, 2019 and December 31, 2018, we had $2 million and insignificant amounts due to the law firm, respectively.
Equity Method Investments—We have equity method investments in entities that own properties for which we receive management or franchise fees. We recognized $5 million of fees for each of the three months ended September 30, 2019 and September 30, 2018, respectively. We recognized $15 million of fees for each of the nine months ended September 30, 2019 and September 30, 2018. In addition, in some cases we provide loans (see Note 5) or guarantees (see Note 13) to these entities. During the three months ended September 30, 2019 and September 30, 2018, we recognized $1 million and $2 million of income related to these guarantees, respectively. We recognized income related to these guarantees of $3 million and $5 million during the nine months ended September 30, 2019 and September 30, 2018, respectively. At September 30, 2019 and December 31, 2018, we had $13 million and $17 million of receivables due from these properties, respectively. Our ownership interest in these unconsolidated hospitality ventures varies from 24% to 50%. See Note 4 for further details regarding these investments.

Other Services—The brother of our Executive Chairman is affiliated with a limited partnership which has ownership interests in hotels from which we recorded management and franchise fees of $2 million and $4 million during the three and nine months ended September 30, 2019, respectively. At both September 30, 2019 and December 31, 2018, we had insignificant receivables due from these properties.
Class B Share Conversion—During the three and nine months ended September 30, 2018, 950,161 shares and 1,207,355 shares of Class B common stock were converted on a share-for-share basis into shares of our Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock were retired, thereby reducing the shares of Class B common stock authorized and outstanding.
Class B Share Repurchase—During the three and nine months ended September 30, 2019, we repurchased 677,384 shares of Class B common stock for a weighted-average price of $74.21 per share, for an aggregate purchase price of approximately $50 million. The shares repurchased represented approximately 1% of our total shares of common stock outstanding prior to the repurchase. During the nine months ended September 30, 2018, we repurchased 2,427,000 shares of Class B common stock for a weighted-average price of $78.11 per share, for an aggregate purchase price of approximately $190 million. The shares repurchased represented approximately 2% of our total shares of common stock outstanding prior to the repurchase. The shares of Class B common stock were repurchased in privately negotiated transactions from trusts or limited partnerships owned indirectly by trusts for the benefit of certain Pritzker family members or private charitable organizations affiliated with certain Pritzker family members and were retired, thereby reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Owned and leased hotels
Owned and leased hotels revenues	$425	$443	$1,364	$1,428
Intersegment revenues (a)	11	7	27	26
Adjusted EBITDA	76	91	291	324
Depreciation and amortization	62	65	185	197
Americas management and franchising
Management, franchise, and other fees revenues	106	95	326	301
Contra revenue	(4)	(4)	(11)	(10)
Other revenues	16	—	71	—
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	565	447	1,688	1,328
Intersegment revenues (a)	14	16	47	52
Adjusted EBITDA	92	83	285	266
Depreciation and amortization	6	2	18	6
ASPAC management and franchising
Management, franchise, and other fees revenues	32	30	96	90
Contra revenue	—	—	(1)	(1)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	30	24	80	67
Intersegment revenues (a)	1	1	1	1
Adjusted EBITDA	19	19	59	55
Depreciation and amortization	1	1	3	1
EAME/SW Asia management and franchising
Management, franchise, and other fees revenues	21	21	58	58
Contra revenue	(1)	(1)	(4)	(4)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	20	16	54	49
Intersegment revenues (a)	3	3	7	8
Adjusted EBITDA	12	12	33	33
Depreciation and amortization	1	—	1	—
Corporate and other
Revenues	32	26	101	89
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	2	2	4	3
Intersegment revenues (a)	—	(2)	(1)	(5)
Adjusted EBITDA	(35)	(29)	(107)	(85)
Depreciation and amortization	15	13	41	39
Eliminations
Revenues (a)	(29)	(25)	(81)	(82)
Adjusted EBITDA	(1)	(1)	2	2
TOTAL
Revenues	$1,215	$1,074	$3,745	$3,316
Adjusted EBITDA	163	175	563	595
Depreciation and amortization	85	81	248	243

(a)	Intersegment revenues are included in management, franchise, and other fees revenues, owned and leased hotels revenues, and other revenues and eliminated in Eliminations.

The table below provides a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to our consolidated Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to Hyatt Hotels Corporation	$296	$237	$445	$725
Interest expense	19	19	58	57
Provision for income taxes	109	19	148	194
Depreciation and amortization	85	81	248	243
EBITDA	509	356	899	1,219
Contra revenue	5	5	16	15
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(617)	(489)	(1,826)	(1,447)
Costs incurred on behalf of managed and franchised properties	633	487	1,871	1,447
Equity losses from unconsolidated hospitality ventures	5	6	2	17
Stock-based compensation expense (Note 15)	4	5	28	28
Gains on sales of real estate (Note 6)	(373)	(239)	(374)	(769)
Asset impairments	9	21	13	21
Other (income) loss, net (Note 19)	(25)	9	(104)	22
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	13	14	38	42
Adjusted EBITDA	$163	$175	$563	$595

18.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$296	$237	$445	$725
Net income and accretion attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$296	$237	$445	$725
Denominator:
Basic weighted-average shares outstanding	104,349,157	111,356,759	105,226,587	114,829,210
Share-based compensation	1,569,736	1,867,226	1,553,693	1,954,863
Diluted weighted-average shares outstanding	105,918,893	113,223,985	106,780,280	116,784,073
Basic Earnings Per Share:
Net income	$2.84	$2.12	$4.23	$6.31
Net income and accretion attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$2.84	$2.12	$4.23	$6.31
Diluted Earnings Per Share:
Net income	$2.80	$2.09	$4.17	$6.21
Net income and accretion attributable to noncontrolling interests	—	—	—	—
Net income attributable to Hyatt Hotels Corporation	$2.80	$2.09	$4.17	$6.21

The computations of diluted net income per share for the three and nine months ended September 30, 2019 and September 30, 2018 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs because they are anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
SARs	14,800	—	14,400	—

19.    OTHER INCOME (LOSS), NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Depreciation recovery	$7	$5	$19	$16
Interest income (Note 4)	6	7	18	19
Performance guarantee liability amortization (Note 13)	5	4	14	14
Unrealized gains (losses) (Note 4)	3	(15)	23	(21)
Release of contingent consideration liability (Note 6)	2	—	29	—
Release and amortization of debt repayment guarantee liability (Note 13)	1	2	18	8
Impairment of an equity security without a readily determinable fair value (Note 4)	—	—	—	(22)
Loss on extinguishment of debt (Note 10)	—	(7)	—	(7)
Performance guarantee expense, net (Note 13)	(1)	(6)	(25)	(41)
Other, net	2	1	8	12
Other income (loss), net	$25	$(9)	$104	$(22)

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
At September 30, 2019, our worldwide hotel portfolio consisted of 887 full and select service hotels (216,495 rooms), including:

•	399 managed properties (121,785 rooms), all of which we operate under management and hotel services agreements with third-party property owners;

•	427 franchised properties (71,070 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	29 owned properties (13,737 rooms) (including 1 consolidated hospitality venture), 1 finance leased property (171 rooms), and 6 operating leased properties (2,071 rooms), all of which we manage; and

•	23 managed properties and 2 franchised properties owned or leased by unconsolidated hospitality ventures (7,661 rooms).
Our worldwide property portfolio also included:

•	3 destination wellness resorts (410 rooms), all of which we own and operate;

•	6 all-inclusive resorts (2,403 rooms), all of which are owned by a third party in which we hold common shares and which operates the resorts under franchise agreements with us;

•	16 vacation ownership properties under the Hyatt Residence Club brand and operated by third parties;

•
32 residential properties, which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel; and

•	39 condominium ownership properties for which we provide services for the rental programs or homeowners associations (including 1 unconsolidated hospitality venture).
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
During the quarter ended September 30, 2019, we returned $133 million of capital to our shareholders through share repurchases and $20 million through our quarterly dividend payment.
Our financial performance for the quarter ended September 30, 2019 reflects an increase in net income attributable to Hyatt Hotels Corporation of $59 million compared to the quarter ended September 30, 2018.
Consolidated revenues increased $141 million or 13.1% ($146 million or 13.6%, excluding the impact of currency), during the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018. The increases in management, franchise, and other fees, other revenues, and revenues for the reimbursement of costs incurred on behalf of managed and franchised properties of $15 million, $18 million, and $128 million, respectively, for the quarter ended September 30, 2019, compared to the quarter ended September 30, 2018, were primarily driven by the acquisition of Two Roads. Management, franchise, and other fees also increased due to new and ramping hotels, while owned and leased hotels revenues decreased $20 million primarily due to transaction activity.
Our consolidated Adjusted EBITDA for the quarter ended September 30, 2019 decreased $12 million, compared to the third quarter of 2018. Adjusted EBITDA for our owned and leased hotels segment decreased $15 million primarily due to transaction activity. The impact of the acquisition of Two Roads was insignificant inclusive of $8 million of integration related expenses. See "—Segment Results" for further discussion. See "—Non-GAAP Measures" for an explanation of how we utilize Adjusted EBITDA, why we present it, and material limitations on its usefulness, as well as a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA.
Hotel Chain Revenue per Available Room ("RevPAR") Statistics.

		RevPAR
		Three Months Ended September 30,
(Comparable locations)	Number of comparable hotels (1)	2019	vs. 2018 (in constant $)
System-wide hotels	703	$137	0.0%
Owned and leased hotels	32	$182	(0.1)%
Americas full service hotels	165	$159	1.5%
Americas select service hotels	355	$110	(2.4)%
ASPAC full service hotels	80	$146	(2.0)%
ASPAC select service hotels	14	$56	5.7%
EAME/SW Asia full service hotels	74	$130	1.6%
EAME/SW Asia select service hotels	15	$65	(0.6)%
(1) The number of comparable hotels presented above includes owned and leased hotels.
System-wide RevPAR was flat during the three months ended September 30, 2019, compared to the three months ended September 30, 2018, as strong transient demand at full service properties in the Americas and EAME/SWA was offset by weakened performance at Americas select service properties and ASPAC full service properties. See "—Segment Results" for discussion of RevPAR by segment.
Results of Operations
Three and Nine Months Ended September 30, 2019 Compared with Three and Nine Months Ended September 30, 2018
Discussion on Consolidated Results
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
Owned and leased hotels revenues.

	Three Months Ended September 30,
	2019	2018	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$393	$398	$(5)	(1.2)%	$(4)
Non-comparable owned and leased hotels revenues	37	52	(15)	(29.6)%	—
Total owned and leased hotels revenues	$430	$450	$(20)	(4.5)%	$(4)

	Nine Months Ended September 30,
	2019	2018	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$1,221	$1,240	$(19)	(1.6)%	$(14)
Non-comparable owned and leased hotels revenues	169	210	(41)	(19.4)%	(1)
Total owned and leased hotels revenues	$1,390	$1,450	$(60)	(4.1)%	$(15)
Owned and leased hotels revenues decreased during the three and nine months ended September 30, 2019, compared to the same period in the prior year, driven primarily by non-comparable owned and leased hotels revenues related to transaction activity. See "—Segment Results" for further discussion of owned and leased hotels revenues, including further information on acquisition and disposition activity.

Management, franchise, and other fees revenues.

	Three Months Ended September 30,
	2019	2018	Better / (Worse)
Base management fees	$64	$55	$9	17.8%
Incentive management fees	33	33	—	(1.3)%
Franchise fees	37	33	4	11.8%
Management and franchise fees	134	121	13	10.9%
Other fees revenues	14	12	2	22.0%
Management, franchise, and other fees	$148	$133	$15	11.9%

	Three Months Ended September 30,
	2019	2018	Better / (Worse)
Management, franchise, and other fees	$148	$133	$15	11.9%
Contra revenue	(5)	(5)	—	(13.3)%
Net management, franchise, and other fees	$143	$128	$15	11.8%

	Nine Months Ended September 30,
	2019	2018	Better / (Worse)
Base management fees	$195	$167	$28	16.9%
Incentive management fees	106	105	1	0.8%
Franchise fees	107	96	11	11.7%
Management and franchise fees	408	368	40	10.9%
Other fees revenues	39	39	—	(1.2)%
Management, franchise, and other fees	$447	$407	$40	9.8%

	Nine Months Ended September 30,
	2019	2018	Better / (Worse)
Management, franchise, and other fees	$447	$407	$40	9.8%
Contra revenue	(16)	(15)	(1)	(9.8)%
Net management, franchise, and other fees	$431	$392	$39	9.8%
The increases in management, franchise, and other fees, which included an insignificant and $5 million net unfavorable currency impact, for the three and nine months ended September 30, 2019, compared to the same periods in the prior year, respectively, were driven primarily by increases in base fees, most notably in the Americas management and franchising segment due to the acquisition of Two Roads. The increases in franchise fees were driven by the Americas management and franchising segment. See "—Segment Results" for further discussion.

Other revenues.   During the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, other revenues increased $18 million and $71 million, respectively, primarily due to revenues from the residential management operations acquired as part of Two Roads.
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Three Months Ended September 30,
	2019	2018	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$617	$489	$128	26.3%
Less: rabbi trust impact	—	(5)	5	103.7%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$617	$484	$133	27.6%

	Nine Months Ended September 30,
	2019	2018	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$1,826	$1,447	$379	26.2%
Less: rabbi trust impact	(17)	(10)	(7)	(83.0)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$1,809	$1,437	$372	25.9%
Excluding the impact of rabbi trust, revenues for the reimbursement of costs incurred on behalf of managed and franchised properties increased during the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, driven by higher reimbursements for payroll and related costs primarily as a result of the acquisition of Two Roads.
Owned and leased hotels expense.

	Three Months Ended September 30,
	2019	2018	Better / (Worse)
Comparable owned and leased hotels expense	$310	$313	$3	1.0%
Non-comparable owned and leased hotels expense	36	39	3	5.5%
Rabbi trust impact	—	2	2	103.1%
Total owned and leased hotels expense	$346	$354	$8	2.0%

	Nine Months Ended September 30,
	2019	2018	Better / (Worse)
Comparable owned and leased hotels expense	$938	$952	$14	1.4%
Non-comparable owned and leased hotels expense	127	140	13	9.3%
Rabbi trust impact	5	3	(2)	(65.4)%
Total owned and leased hotels expense	$1,070	$1,095	$25	2.2%
The decreases in owned and leased hotels expense for the three and nine months ended September 30, 2019, compared to the same periods in the prior year, were driven by decreases in comparable owned and leased hotels expense primarily due to net favorable currency impacts of $4 million and $13 million, respectively, as well as decreases in non-comparable owned and leased hotels expense due to dispositions, partially offset by acquisitions. See "—Segment Results" for a discussion of the non-comparable owned hotels activity.
Other direct costs.   Other direct costs increased $20 million and $80 million during the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, primarily due to expenses incurred from the residential management operations acquired as part of Two Roads and the growth of our co-branded credit card program.

Selling, general, and administrative expenses.

	Three Months Ended September 30,
	2019	2018	Change
Selling, general, and administrative expenses	$83	$82	$1	1.0%
Less: rabbi trust impact	—	(8)	8	103.1%
Less: stock-based compensation expense	(4)	(5)	1	8.1%
Adjusted selling, general, and administrative expenses	$79	$69	$10	13.8%

	Nine Months Ended September 30,
	2019	2018	Change
Selling, general, and administrative expenses	$306	$260	$46	17.4%
Less: rabbi trust impact	(36)	(16)	(20)	(122.0)%
Less: stock-based compensation expense	(28)	(28)	—	(1.7)%
Adjusted selling, general, and administrative expenses	$242	$216	$26	11.8%
Adjusted selling, general, and administrative expenses exclude the impact of expenses related to deferred compensation plans funded through rabbi trusts and stock-based compensation expense. Adjusted selling, general, and administrative expenses, as we define it, is a non-GAAP measure. See "—Non-GAAP Measures" for further discussion of Adjusted selling, general, and administrative expenses.
Adjusted selling, general, and administrative expenses increased during the three months ended September 30, 2019, compared to the same period in 2018, primarily due to $8 million of integration costs related to the acquisition of Two Roads. The increase during the nine months ended September 30, 2019, compared to the same period in 2018, was driven by $27 million of expenses from the acquisition of Two Roads inclusive of $18 million of integration related costs.
Costs incurred on behalf of managed and franchised properties.

	Three Months Ended September 30,
	2019	2018	Change
Costs incurred on behalf of managed and franchised properties	$633	$487	$146	29.8%
Less: rabbi trust impact	—	(5)	5	103.7%
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$633	$482	$151	31.1%

	Nine Months Ended September 30,
	2019	2018	Change
Costs incurred on behalf of managed and franchised properties	$1,871	$1,447	$424	29.2%
Less: rabbi trust impact	(17)	(10)	(7)	(83.0)%
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$1,854	$1,437	$417	28.9%
Excluding the impact of rabbi trust, costs incurred on behalf of managed and franchised properties increased during the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, driven by higher reimbursements for payroll and related costs primarily as a result of the acquisition of Two Roads.

Net gains and interest income from marketable securities held to fund rabbi trusts.

	Three Months Ended September 30,
	2019	2018	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$—	$8	$(8)	(103.1)%
Rabbi trust impact allocated to owned and leased hotels expense	—	2	(2)	(103.1)%
Net gains and interest income from marketable securities held to fund rabbi trusts	$—	$10	$(10)	(103.1)%

	Nine Months Ended September 30,
	2019	2018	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$36	$16	$20	122.0%
Rabbi trust impact allocated to owned and leased hotels expense	5	3	2	65.4%
Net gains and interest income from marketable securities held to fund rabbi trusts	$41	$19	$22	111.6%
Net gains and interest income from marketable securities held to fund rabbi trusts decreased $10 million and increased $22 million during the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, respectively, driven by the performance of the underlying invested assets.
Equity losses from unconsolidated hospitality ventures.

	Three Months Ended September 30,
	2019	2018	Better / (Worse)
Equity losses from unconsolidated hospitality ventures	$(5)	$(6)	$1	18.1%

	Nine Months Ended September 30,
	2019	2018	Better / (Worse)
Equity losses from unconsolidated hospitality ventures	$(2)	$(17)	$15	88.9%
The decreases in equity losses from unconsolidated hospitality ventures during the three and nine months ended September 30, 2019, compared to the same periods in the prior year, were driven by the following activity:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Better / (Worse)	2019	2018	Better / (Worse)
Impairment charges related to investments in unconsolidated hospitality ventures (Note 4)	$(6)	$—	$(6)	$(7)	$(16)	$9
Net gains from sales activity related to unconsolidated hospitality ventures (Note 4)	—	1	(1)	8	11	(3)
Foreign currency impact (1)	1	(8)	9	3	(10)	13
Other	—	1	(1)	(6)	(2)	(4)
Equity losses from unconsolidated hospitality ventures	$(5)	$(6)	$1	$(2)	$(17)	$15
(1) Foreign currency impact is driven by one of our unconsolidated hospitality ventures which holds loans denominated in a currency other than its functional currency.
Gains on sales of real estate.   During the three and nine months ended September 30, 2019, we recognized pre-tax gains of $272 million related to the sale of Hyatt Regency Atlanta and $101 million related the sale of the property adjacent to Grand Hyatt San Francisco and assignment of the Apple store lease. During the three and nine months ended September 30, 2018, we recognized a pre-tax gain of approximately $240 million associated with the HRMC transaction. During the nine months ended September 30, 2018, we recognized a $531 million pre-tax gain related to the sales of Grand Hyatt San Francisco, Andaz Maui at Wailea Resort, and Hyatt Regency Coconut Point Resort and Spa.
Asset impairments.   During the three and nine months ended September 30, 2019, we recognized $9 million and $13 million of impairment charges, respectively, related to Two Roads management agreement intangibles for contracts that terminated or will terminate in the near-term. We may recognize further impairment charges in future periods if additional agreements terminate. During the three and nine months ended September 30, 2018, we recognized a $21 million impairment charge related to goodwill associated with the HRMC transaction. See Part I, Item 1 "Financial Statements—Note 6 to the Condensed Consolidated Financial Statements" for further details.
Other income (loss), net.   Other income (loss), net increased $34 million and $126 million during the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. See Part I, Item 1 "Financial Statements—Note 19 to the Condensed Consolidated Financial Statements" for additional information.
Provision for income taxes.

	Three Months Ended September 30,
	2019	2018	Better / (Worse)
Income before income taxes	$405	$256	$149	58.4%
Provision for income taxes	(109)	(19)	(90)	(452.0)%
Effective tax rate	26.9%	7.7%		(19.2)%

	Nine Months Ended September 30,
	2019	2018	Better / (Worse)
Income before income taxes	$593	$919	$(326)	(35.5)%
Provision for income taxes	(148)	(194)	46	24.0%
Effective tax rate	25.0%	21.2%		(3.8)%

The increase in the effective tax rate during the three months ended September 30, 2019, compared to the three months ended September 30, 2018, is primarily due to a low effective tax rate on the HRMC transaction in 2018, which was based on the local country tax laws unique to the transaction. Income tax expense increased primarily due to an increase in income before taxes driven by the gain on the sale of Hyatt Regency Atlanta in 2019.

The increase in the effective tax rate during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, is primarily due to the aforementioned low effective tax rate on the HRMC transaction in 2018. Income tax expense decreased primarily due to a decrease in income before taxes driven by the gain on the portfolio sale of Grand Hyatt San Francisco, Andaz Maui at Wailea Resort, and Hyatt Coconut Point Resort and Spa in 2018.

Segment Results
We evaluate segment operating performance using owned and leased hotels revenues, management, franchise, and other fees revenues, and Adjusted EBITDA, as described in Part I, Item 1 "Financial Statements—Note 17 to the Condensed Consolidated Financial Statements."
Owned and leased hotels segment revenues.

	Three Months Ended September 30,
	2019	2018	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$395	$395	$—	0.1%	$(4)
Non-comparable owned and leased hotels revenues	30	48	(18)	(36.8)%	—
Total segment revenues	$425	$443	$(18)	(3.9)%	$(4)

	Nine Months Ended September 30,
	2019	2018	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$1,210	$1,228	$(18)	(1.5)%	$(14)
Non-comparable owned and leased hotels revenues	154	200	(46)	(22.7)%	(1)
Total segment revenues	$1,364	$1,428	$(64)	(4.5)%	$(15)
Comparable owned and leased hotels revenues were flat for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, resulting from modest growth within the United States, most notably in the New York City market, which benefited from improved group and banquet revenues, offset by decreased group revenues within the Orlando market. Additionally, improved performance in certain international markets was offset by net unfavorable currency impacts.
The decrease in non-comparable owned and leased hotels revenues for the three months ended September 30, 2019, compared to the same period in the prior year, was driven by:

•	the dispositions of Hyatt Regency Mexico City, which occurred in the third quarter of 2018, and Hyatt Regency Atlanta, which occurred in the third quarter of 2019,

•	partially offset by the acquisition of Hyatt Regency Indian Wells Resort & Spa, which occurred in the third quarter of 2018.
The decrease in comparable owned and leased hotels revenues during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was driven by decreased group and banquet revenues, particularly within the Orlando market, and improved performance in certain international markets, offset by net unfavorable currency impacts.
The decrease in non-comparable owned and leased hotels revenues for the nine months ended September 30, 2019, compared to the same period in 2018, was driven by:

•
the aforementioned disposition of Hyatt Regency Mexico City and the dispositions of Andaz Maui at Wailea Resort, Grand Hyatt San Francisco, and Hyatt Regency Coconut Point Resort and Spa, which occurred in the first quarter of 2018,

•	partially offset by the acquisitions of Hyatt Regency Indian Wells Resort & Spa and Hyatt Regency Phoenix, which both occurred in the third quarter of 2018.

	Three Months Ended September 30,
	RevPAR		Occupancy		ADR
	2019	vs. 2018 (in constant $)	2019	vs. 2018	2019	vs. 2018 (in constant $)
Comparable owned and leased hotels	$182	(0.1)%	78.9%	0.0% pts	$231	0.0%

	Nine Months Ended September 30,
	RevPAR		Occupancy		ADR
	2019	vs. 2018 (in constant $)	2019	vs. 2018	2019	vs. 2018 (in constant $)
Comparable owned and leased hotels	$182	0.6%	77.2%	(0.4)% pts	$235	1.0%
Comparable RevPAR at our owned and leased hotels during the three months ended September 30, 2019, compared to the three months ended September 30, 2018, was primarily impacted by improved transient business in a resort location outside of the United States, offset by decreased group demand in certain United States markets despite modest favorability from the shift in timing of the Jewish holidays.
The increase in comparable RevPAR at our owned and leased hotels during the nine months ended September 30, 2019, compared to the same period in prior year, was also impacted by improved group business in certain European markets.
During the three and nine months ended September 30, 2019, we removed one property from the comparable owned and leased hotels results as the hotel was sold.
Owned and leased hotels segment Adjusted EBITDA.

	Three Months Ended September 30,
	2019	2018	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$63	$77	$(14)	(18.6)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	13	14	(1)	(12.0)%
Segment Adjusted EBITDA	$76	$91	$(15)	(17.6)%

	Nine Months Ended September 30,
	2019	2018	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$253	$282	$(29)	(10.1)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	38	42	(4)	(9.8)%
Segment Adjusted EBITDA	$291	$324	$(33)	(10.0)%
Owned and leased hotels Adjusted EBITDA. The decreases in Adjusted EBITDA at our owned and leased hotels during the three and nine months ended September 30, 2019, compared to the same periods in the prior year, were driven primarily by non-comparable owned and leased hotels, which decreased $11 million and $21 million, respectively, due to the aforementioned transaction activity. The decrease for the nine months ended September 30, 2019, compared to the same period in the prior year, which included a $2 million net unfavorable currency impact, was also driven by the aforementioned decreases in revenues at our comparable owned and leased hotels.
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA. Our pro rata share of Adjusted EBITDA from our unconsolidated hospitality ventures decreased during the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily driven by the sale of our ownership interest in an unconsolidated hospitality venture in 2018.

Americas management and franchising segment revenues.

	Three Months Ended September 30,
	2019	2018	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$106	$95	$11	12.8%
Contra revenue	(4)	(4)	—	(18.3)%
Other revenues	16	—	16	NM
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	565	447	118	26.5%
Total segment revenues	$683	$538	$145	27.1%

	Nine Months Ended September 30,
	2019	2018	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$326	$301	$25	8.5%
Contra revenue	(11)	(10)	(1)	(13.9)%
Other revenues	71	—	71	NM
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	1,688	1,328	360	27.2%
Total segment revenues	$2,074	$1,619	$455	28.2%
Management, franchise, and other fees increased during the three and nine months ended September 30, 2019, compared to the same periods in the prior year, primarily driven by a $6 million and $22 million increase in management fees, respectively, related to the acquisition of Two Roads and recently opened hotels. Franchise fees increased $4 million and $10 million, respectively, during the three and nine months ended September 30, 2019, primarily attributable to new and ramping hotels. The increase for the nine months ended September 30, 2019, compared to the same period in 2018, was partially offset by $8 million of legal settlement proceeds received in 2018 related to a franchise agreement termination for an unopened property.
Other revenues increased during the three and nine months ended September 30, 2019, compared to the same periods in 2018, due to revenues from the residential management operations acquired as part of Two Roads.
The increases in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during the three and nine months ended September 30, 2019, compared to the same periods in the prior year, were driven by higher reimbursements for payroll and related costs primarily as a result of the acquisition of Two Roads.
United States managed group revenue booked in the nine months ended September 30, 2019 for stays in 2019 is lower as compared to 2018, while United States managed group revenue booked in the nine months ended September 30, 2019 for stays in future years is higher as compared to 2018.

	Three Months Ended September 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2019	vs. 2018 (in constant $)	2019	vs. 2018	2019	vs. 2018 (in constant $)
Americas Full Service	$159	1.5%	77.6%	0.7% pts	$205	0.7%
Americas Select Service	$110	(2.4)%	79.2%	(0.4)% pts	$139	(1.8)%

	Nine Months Ended September 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2019	vs. 2018 (in constant $)	2019	vs. 2018	2019	vs. 2018 (in constant $)
Americas Full Service	$162	2.4%	76.4%	0.3% pts	$212	1.8%
Americas Select Service	$108	(2.1)%	77.1%	(0.7)% pts	$140	(1.1)%
Comparable full service hotels RevPAR increased during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018. The increases were primarily driven by improved transient demand at certain resort locations outside of the United States and modest growth in the United States, primarily related to transient demand. The three months ended September 30, 2019, compared to the same period in 2018, was also favorably impacted by the aforementioned shift in timing of the Jewish Holidays.
Comparable select service hotels RevPAR decreased during the three and nine months ended September 30, 2019 due largely to supply growth in the United States outpacing demand as compared to the same periods in the prior year.
During the three and nine months ended September 30, 2019, no properties were removed from the comparable Americas full service system-wide hotel results. During the three and nine months ended September 30, 2019, one property that left the chain was removed from the comparable Americas select service system-wide hotel results.
Americas management and franchising segment Adjusted EBITDA.

	Three Months Ended September 30,
	2019	2018	Better / (Worse)
Segment Adjusted EBITDA	$92	$83	$9	11.2%

	Nine Months Ended September 30,
	2019	2018	Better / (Worse)
Segment Adjusted EBITDA	$285	$266	$19	7.2%
Adjusted EBITDA increased during the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, primarily driven by the aforementioned increases in management, franchise, and other fees, partially offset by additional selling, general, and administrative expenses related to the acquisition of Two Roads.
ASPAC management and franchising segment revenues.

	Three Months Ended September 30,
	2019	2018	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$32	$30	$2	4.2%
Contra revenue	—	—	—	(9.1)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	30	24	6	27.2%
Total segment revenues	$62	$54	$8	14.3%

	Nine Months Ended September 30,
	2019	2018	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$96	$90	$6	6.4%
Contra revenue	(1)	(1)	—	(1.5)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	80	67	13	19.8%
Total segment revenues	$175	$156	$19	12.2%

Management, franchise, and other fees increased during the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, primarily driven by increased management fees related to new hotels, due in part to the acquisition of Two Roads. The nine months ended September 30, 2019, compared to the same period in 2018, also included a $2 million net unfavorable currency impact.
The increases in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during the three and nine months ended September 30, 2019, compared to the same periods in the prior year, were driven by the overall growth of our third-party owned full and select service portfolio.

	Three Months Ended September 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2019	vs. 2018 (in constant $)	2019	vs. 2018	2019	vs. 2018 (in constant $)
ASPAC Full Service	$146	(2.0)%	76.3%	(0.5)% pts	$191	(1.3)%
ASPAC Select Service	$56	5.7%	70.3%	5.8% pts	$80	(3.0)%

	Nine Months Ended September 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2019	vs. 2018 (in constant $)	2019	vs. 2018	2019	vs. 2018 (in constant $)
ASPAC Full Service	$148	0.2%	74.2%	0.5% pts	$199	(0.5)%
ASPAC Select Service	$57	9.9%	68.1%	9.2% pts	$84	(5.0)%
The decrease in comparable full service RevPAR during the three months ended September 30, 2019, compared to the same period in the prior year, was primarily driven by decreased performance in Greater China, including political unrest in Hong Kong and lower ADR in Macau.
The increase in comparable full service RevPAR during the nine months ended September 30, 2019, compared to the same period in the prior year, was driven by strong demand in certain markets within Southeast Asia and improved ADR in Japan, partially offset by the aforementioned decreased performance in Greater China.
During the three months ended September 30, 2019, one property that left the chain was removed from the comparable ASPAC full service system-wide hotel results. During the nine months ended September 30, 2019, two properties that left the chain were removed from the comparable ASPAC full service system-wide hotel results, and no properties were removed from the comparable ASPAC select service system-wide hotel results.
ASPAC management and franchising segment Adjusted EBITDA.

	Three Months Ended September 30,
	2019	2018	Better / (Worse)
Segment Adjusted EBITDA	$19	$19	$—	0.9%

	Nine Months Ended September 30,
	2019	2018	Better / (Worse)
Segment Adjusted EBITDA	$59	$55	$4	7.9%
Adjusted EBITDA during the nine months ended September 30, 2019, compared to the same period in 2018, included a $2 million net unfavorable currency impact.

EAME/SW Asia management and franchising segment revenues.

	Three Months Ended September 30,
	2019	2018	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$21	$21	$—	2.2%
Contra revenue	(1)	(1)	—	(1.9)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	20	16	4	19.8%
Total segment revenues	$40	$36	$4	10.6%

	Nine Months Ended September 30,
	2019	2018	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$58	$58	$—	(0.6)%
Contra revenue	(4)	(4)	—	(1.7)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	54	49	5	8.7%
Total segment revenues	$108	$103	$5	3.8%
Management, franchise, and other fees included a $3 million net unfavorable currency impact during the nine months ended September 30, 2019 compared to the same period in 2018.

	Three Months Ended September 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2019	vs. 2018 (in constant $)	2019	vs. 2018	2019	vs. 2018 (in constant $)
EAME/SW Asia Full Service	$130	1.6%	71.5%	2.9% pts	$182	(2.6)%
EAME/SW Asia Select Service	$65	(0.6)%	77.9%	5.5% pts	$83	(7.6)%

	Nine Months Ended September 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2019	vs. 2018 (in constant $)	2019	vs. 2018	2019	vs. 2018 (in constant $)
EAME/SW Asia Full Service	$127	2.7%	69.5%	2.9% pts	$182	(1.5)%
EAME/SW Asia Select Service	$64	3.0%	72.7%	7.0% pts	$88	(7.0)%
The increases in comparable full service RevPAR during the three and nine months ended September 30, 2019, compared to the same periods in the prior year, were driven by increased performance in certain European markets, including one hotel in France that benefited from the completion of a renovation and in the United Kingdom, and Southwest Asia. The increases were partially offset by lower ADR in Russia which benefited from hosting the FIFA World Cup in 2018.
During the three and nine months ended September 30, 2019, no properties were removed from the comparable EAME/SW Asia full service system-wide hotel results. During the nine months ended September 30, 2019, one property that left the chain was removed from the comparable EAME/SW Asia select service system-wide hotel results.

EAME/SW Asia management and franchising segment Adjusted EBITDA.

	Three Months Ended September 30,
	2019	2018	Better / (Worse)
Segment Adjusted EBITDA	$12	$12	$—	4.8%

	Nine Months Ended September 30,
	2019	2018	Better / (Worse)
Segment Adjusted EBITDA	$33	$33	$—	(0.1)%

Corporate and other.

	Three Months Ended September 30,
	2019	2018	Better / (Worse)
Revenues	$32	$26	$6	19.1%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	2	2	—	34.0%
Adjusted EBITDA	(35)	(29)	(6)	(22.4)%

	Nine Months Ended September 30,
	2019	2018	Better / (Worse)
Revenues	$101	$89	$12	13.2%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	4	3	1	36.1%
Adjusted EBITDA	(107)	(85)	(22)	(27.4)%
Corporate and other revenues increased during the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, driven primarily by growth in our co-branded credit card program.
Corporate and other Adjusted EBITDA decreased during the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, primarily due to $6 million and $16 million of expenses in 2019 associated with Two Roads, respectively.

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
We believe Adjusted EBITDA is useful to investors because it provides investors the same information that we use internally for purposes of assessing our operating performance and making compensation decisions and facilitates our comparison of results before these items with results from other companies within our industry.
Adjusted EBITDA excludes certain items that can vary widely across different industries and among companies within the same industry. For instance, interest expense and provision for income taxes are dependent upon company specifics, including capital structure, credit ratings, tax policies, and jurisdictions in which they operate, and therefore, can vary significantly across companies. Depreciation and amortization, as well as Contra revenue, are dependent on company policies including how the assets are utilized as well as the lives assigned to the assets. We exclude revenues for the reimbursement of costs and costs incurred on behalf of managed and franchised properties which relate to the reimbursement of payroll costs and for system-wide services and programs that we operate for the benefit of our hotel owners as contractually we do not provide services or operate the related programs to generate a profit over the terms of the respective contracts. Over the long term, these programs and services are not designed to impact our economics, either positively or negatively. Therefore, we exclude the net impact when evaluating period-over-period changes in our operating results. We exclude stock-based compensation expense to remove the variability amongst companies resulting from different compensation plans companies have adopted. Finally, we exclude other items that are not core to our operations.

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

The charts below illustrate Adjusted EBITDA by segment for the three and nine months ended September 30, 2019 and September 30, 2018:

*Consolidated Adjusted EBITDA for the three months ended September 30, 2019 included eliminations of $(1) million and corporate and other Adjusted EBITDA of $(35) million.
**Consolidated Adjusted EBITDA for the three months ended September 30, 2018 included eliminations of $(1) million and corporate and other Adjusted EBITDA of $(29) million.
*Consolidated Adjusted EBITDA for the nine months ended September 30, 2019 included eliminations of $2 million and corporate and other Adjusted EBITDA of $(107) million.
**Consolidated Adjusted EBITDA for the nine months ended September 30, 2018 included eliminations of $2 million and corporate and other Adjusted EBITDA of $(85) million.

The table below provides a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three Months Ended September 30,
	2019	2018	Change
Net income attributable to Hyatt Hotels Corporation	$296	$237	$59	25.4%
Interest expense	19	19	—	(4.8)%
Provision for income taxes	109	19	90	452.0%
Depreciation and amortization	85	81	4	5.3%
EBITDA	509	356	153	42.9%
Contra revenue	5	5	—	13.3%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(617)	(489)	(128)	(26.3)%
Costs incurred on behalf of managed and franchised properties	633	487	146	29.8%
Equity losses from unconsolidated hospitality ventures	5	6	(1)	(18.1)%
Stock-based compensation expense	4	5	(1)	(8.1)%
Gains on sales of real estate	(373)	(239)	(134)	(55.9)%
Asset impairments	9	21	(12)	(55.7)%
Other (income) loss, net	(25)	9	(34)	(375.9)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	13	14	(1)	(12.0)%
Adjusted EBITDA	$163	$175	$(12)	(7.3)%

	Nine Months Ended September 30,
	2019	2018	Change
Net income attributable to Hyatt Hotels Corporation	$445	$725	$(280)	(38.6)%
Interest expense	58	57	1	1.3%
Provision for income taxes	148	194	(46)	(24.0)%
Depreciation and amortization	248	243	5	2.1%
EBITDA	899	1,219	(320)	(26.3)%
Contra revenue	16	15	1	9.8%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(1,826)	(1,447)	(379)	(26.2)%
Costs incurred on behalf of managed and franchised properties	1,871	1,447	424	29.2%
Equity losses from unconsolidated hospitality ventures	2	17	(15)	(88.9)%
Stock-based compensation expense	28	28	—	1.7%
Gains on sales of real estate	(374)	(769)	395	51.4%
Asset impairments	13	21	(8)	(35.6)%
Other (income) loss, net	(104)	22	(126)	(565.8)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	38	42	(4)	(9.8)%
Adjusted EBITDA	$563	$595	$(32)	(5.4)%

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
Recent Transactions Affecting our Liquidity and Capital Resources
During the nine months ended September 30, 2019 and September 30, 2018, various transactions impacted our liquidity. See "—Sources and Uses of Cash."
Sources and Uses of Cash

	Nine Months Ended September 30,
	2019	2018
Cash provided by (used in):
Operating activities	$274	$132
Investing activities	298	712
Financing activities	(380)	(543)
Effect of exchange rate changes on cash	6	3
Net increase in cash, cash equivalents, and restricted cash	$198	$304
Cash Flows from Operating Activities
Cash provided by operating activities increased by $142 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was primarily due to higher tax payments in 2018 driven by transactions and changes in our working capital.
Cash Flows from Investing Activities
During the nine months ended September 30, 2019:

•	We sold Hyatt Regency Atlanta to an unrelated third party for approximately $346 million, net of closing costs and proration adjustments.

•
We sold the property adjacent to Grand Hyatt San Francisco and assigned the related Apple store lease to an unrelated third party for approximately $115 million, net of closing costs and proration adjustments. Proceeds from the sale were held as restricted for use in a potential like-kind exchange.

•	We received $59 million of net proceeds from the sale of marketable securities and short-term investments.

•	We received $46 million of proceeds from the unsecured financing receivable related to the HRMC transaction.

•	We received $25 million of proceeds from sales activity related to certain equity method investments.

•	We invested $244 million in capital expenditures (see "—Capital Expenditures").

•	We acquired land for $15 million from an unrelated third party.

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

•	We received $360 million of proceeds from the HRMC transaction.

•	We received $17 million of proceeds resulting from sales activity related to certain equity method investments.

•	We invested $195 million in capital expenditures (see "—Capital Expenditures").

•	We had $146 million of net purchases of marketable securities and short-term investments.

•	We acquired Hyatt Regency Phoenix for a purchase price of approximately $139 million, net of proration adjustments.

•	We acquired Hyatt Regency Indian Wells Resort & Spa for a net purchase price of approximately $120 million.
Cash Flows from Financing Activities
During the nine months ended September 30, 2019:

•	We repurchased 3,829,427 shares of Class A and Class B common stock for an aggregate purchase price of $280 million.

•	We paid three quarterly $0.19 per share cash dividends on Class A and Class B common stock totaling $60 million.

•	We paid $24 million of contingent consideration as a result of the acquisition of Two Roads.

•	We borrowed and repaid $180 million on our revolving credit facility.
During the nine months ended September 30, 2018:

•
We repurchased 8,560,012 shares of Class A and Class B common stock for an aggregate purchase price of $654 million. Of the shares repurchased, 2,481,341 shares were delivered in settlement of the May 2018 ASR and 244,260 shares were delivered in settlement of the November 2017 ASR in 2018, for which payment was made during 2017.

•	We repaid our outstanding 2019 Notes for approximately $203 million, inclusive of a $7 million make-whole premium.

•	We paid three quarterly $0.15 per share cash dividends on Class A and Class B common stock totaling $52 million.

•	We borrowed and repaid $20 million on our revolving credit facility.

•	We redeemed the Miraval preferred shares for approximately $10 million.

•	We issued our 2028 Notes and received $396 million of net proceeds, after deducting approximately $4 million of underwriting discounts and offering expenses.

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

	September 30, 2019	December 31, 2018
Consolidated debt (1)	$1,623	$1,634
Stockholders' equity	3,756	3,670
Total capital	5,379	5,304
Total debt to total capital	30.2%	30.8%
Consolidated debt (1)	1,623	1,634
Less: cash and cash equivalents and short-term investments	(723)	(686)
Net consolidated debt	$900	$948
Net debt to total capital	16.7%	17.9%
(1) Excludes approximately $564 million and $528 million of our share of unconsolidated hospitality venture indebtedness at September 30, 2019 and December 31, 2018, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements.
Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance and technology, enhancements to existing properties, and investment in new properties under development or recently opened. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations.

	Nine Months Ended September 30,
	2019	2018
Maintenance and technology	$54	$47
Enhancements to existing properties	90	97
Investment in new properties under development or recently opened	100	51
Total capital expenditures	$244	$195
The increase in investment in new properties under development or recently opened is primarily driven by continued renovation spend at Miraval properties and the development of a hotel in Philadelphia in 2019.
Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes at September 30, 2019. Interest on the Senior Notes is payable semi-annually.

Principal amount
2021 Notes	$250
2023 Notes	350
2026 Notes	400
2028 Notes	400
Total Senior Notes	$1,400
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at September 30, 2019.
Revolving Credit Facility
We had no balance outstanding on our revolving credit facility at September 30, 2019 and December 31, 2018, respectively. See Part I, Item 1 "Financial Statements—Note 10 to the Condensed Consolidated Financial Statements."
We are in compliance with all applicable covenants under the revolving credit facility at September 30, 2019.

Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $286 million and $277 million in letters of credit issued directly with financial institutions outstanding at September 30, 2019 and December 31, 2018, respectively. These letters of credit had weighted-average fees of approximately 101 basis points and a range of maturity of up to approximately three years at September 30, 2019.
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

At September 30, 2019, our operating lease liabilities are $428 million. A 1% decrease in our estimated IBR would increase our operating lease liabilities by approximately $40 million.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At September 30, 2019, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
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
At September 30, 2019, we had outstanding interest rate locks that hedge a portion of the risk of changes in the benchmark interest rate associated with long-term debt we anticipate issuing in the future. See Part I, Item 1 "Financial Statements—Note 10 to the Condensed Consolidated Financial Statements." At September 30, 2019 and December 31, 2018, we did not hold any interest rate swap contracts.
The following table sets forth the contractual maturities and the total fair values at September 30, 2019 for our financial instruments materially affected by interest rate risk:

	Maturities by Period
	2019	2020	2021	2022	2023	Thereafter	Total carrying amount (1)	Total fair value
Fixed-rate debt	$—	$5	$255	$5	$356	$958	$1,579	$1,685
Average interest rate (2)							4.51%
Floating-rate debt (3)	$2	$4	$4	$4	$4	$30	$48	$60
Average interest rate (2)							7.91%
(1) Excludes $11 million of finance lease obligations and $15 million of unamortized discounts and deferred financing fees.
(2) Average interest rate at September 30, 2019.
(3) Includes Grand Hyatt Rio de Janeiro construction loan which had a 7.91% interest rate at September 30, 2019.
Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. The U.S. dollar equivalents of the notional amounts of the outstanding forward contracts, the majority of which relate to intercompany transactions, with terms of less than one year, were $234 million and $210 million at September 30, 2019 and December 31, 2018, respectively.
We intend to offset the gains and losses related to our third-party debt and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income. Our exposure to market risk has not materially changed from what we previously disclosed in our 2018 Form 10-K.
For the three and nine months ended September 30, 2019, the effects of these derivative instruments resulted in $9 million and $14 million of net gains, respectively, recognized in other income (loss), net on our condensed consolidated statements of income. For the three and nine months ended September 30, 2018, the effects of these derivative instruments resulted in $3 million and $11 million of net gains, respectively, recognized in other income (loss), net on our condensed consolidated statements of income. We offset the gains and losses on our foreign currency forward contracts with gains and losses related to our intercompany loans and transactions, such that there is a negligible effect to net income.

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
Item 1A. Risk Factors.
At September 30, 2019, there have been no material changes from the risk factors previously disclosed in response to Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A and Class B common stock during the quarter ended September 30, 2019:

	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
July 1 to July 31, 2019	180,043	$77.75	180,043	$506,604,285
August 1 to August 31, 2019	1,200,381	$74.10	1,200,381	$417,658,898
September 1 to September 30, 2019	396,467	$74.27	396,467	$388,215,209
Total	1,776,891	$74.51	1,776,891

(1)
On October 30, 2018, we announced the approval of the expansion of our share repurchase program pursuant to which we are authorized to purchase up to an additional $750 million of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. The repurchase program does not have an expiration date. At September 30, 2019, we had approximately $388 million remaining under the share repurchase authorization.

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

Hyatt Hotels Corporation

Date:	October 31, 2019	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

Hyatt Hotels Corporation

Date:	October 31, 2019	By:	/s/ Joan Bottarini
Joan Bottarini
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)