Form 10-K
period 2019-12-31
Hyatt Hotels Corp
filed 2020-02-20
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 001-34521

HYATT HOTELS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware			20-1480589
(State or Other Jurisdiction of Incorporation or Organization)			(IRS Employer Identification No.)
150 North Riverside Plaza
8th Floor,	Chicago,	Illinois	60606
(Address of Principal Executive Offices)			(Zip Code)
Registrant's telephone number, including area code: (312) 750-1234
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	H	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
At June 28, 2019, the aggregate market value of the registrant's Class A common stock, $0.01 par value, held by non-affiliates of the registrant was approximately $2,838.0 million (based upon the closing sale price of the Class A common stock on June 28, 2019 on The New York Stock Exchange). The market value of the registrant's Class B common stock is not included in the above value as there is no active market for such stock.
At January 31, 2020, there were 35,841,277 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 65,463,274 shares of the registrant's Class B common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Proxy Statement for its 2020 Annual Meeting of Stockholders to be held on May 20, 2020.

HYATT HOTELS CORPORATION

FISCAL YEAR ENDED DECEMBER 31, 2019

Disclosure Regarding Forward-Looking Statements
This annual report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, financial performance, the amount by which the Company intends to reduce its real estate asset base and the anticipated timeframe for such asset dispositions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would," and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•
the factors discussed in this annual report set forth under the sections titled "Risk Factors" in Part I, Item 1A and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7;

•	general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth;

•	the rate and the pace of economic recovery following economic downturns;

•	levels of spending in business and leisure segments as well as consumer confidence;

•	declines in occupancy and average daily rate ("ADR");

•	limited visibility with respect to future bookings;

•	loss of key personnel;

•	domestic and international political and geo-political conditions, including political or civil unrest or changes in trade policy;

•	hostilities, or fear of hostilities, including future terrorist attacks, that affect travel;

•	travel-related accidents;

•
natural or man-made disasters such as earthquakes, tsunamis, tornadoes, hurricanes, floods, wildfires, oil spills, nuclear incidents, and global outbreaks of pandemics or contagious diseases or fear of such outbreaks, such as the recent coronavirus (COVID-19) outbreak;

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

•	our intention to pay a quarterly cash dividend and the amounts thereof, if any;

•	the seasonal and cyclical nature of the real estate and hospitality businesses;

•	changes in distribution arrangements, such as through internet travel intermediaries;

•	changes in the tastes and preferences of our customers;

•	relationships with colleagues and labor unions and changes in labor laws;

•	the financial condition of, and our relationships with, third-party property owners, franchisees, and hospitality venture partners;

•	the possible inability of third-party owners, franchisees, or development partners to access capital necessary to fund current operations or implement our plans for growth;

•	risks associated with potential acquisitions and dispositions and the introduction of new brand concepts;

•	the timing of acquisitions and dispositions and our ability to successfully integrate completed acquisitions with existing operations;

•	failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals);

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
As used in this annual report, the term "properties" refers to hotels, resorts, and other properties, including branded spas and fitness studios, and residential, vacation, and condominium ownership units that we develop, own, operate, manage, franchise, or to which we provide services or license our trademarks. "Hyatt portfolio of properties" or "portfolio of properties" refers to hotels, resorts, and other properties that we develop, own, operate, manage, franchise, license, or provide services to, including under the Park Hyatt, Miraval, Grand Hyatt, Alila, Andaz, The Unbound Collection by Hyatt, Destination, Hyatt Regency, Hyatt, Hyatt Ziva, Hyatt Zilara, Thompson Hotels, Hyatt Centric, Caption by Hyatt, Joie de Vivre, Hyatt House, Hyatt Place, tommie, Hyatt Residences Club, and Exhale brands. Our "worldwide hotel portfolio" includes our full and select service hotels. Our "worldwide property portfolio" includes our wellness and all-inclusive resorts, branded spas and fitness studios, and residential, vacation, and condominium ownership units in addition to our worldwide hotel portfolio. "Residential ownership units" refer to residential units that we manage, own, or to which we provide services or license our trademarks (such as serviced apartments and Hyatt-branded residential units) that are typically part of a mixed-use project and located either adjacent to or near a full service hotel that is a member of the Hyatt portfolio of properties or in unique leisure locations. "Vacation ownership units" refer to the fractional and timeshare vacation ownership properties with respect to which we license our trademarks and that are part of the Hyatt Residence Club. "Condominium ownership units" refer to whole ownership residential units (condominium and private residences) that we provide services to and, in some cases management of, the rental programs or homeowner associations associated with such units. "Hospitality ventures" refer to entities in the hospitality industry in which we own less than a 100% equity interest.
Additionally, through strategic relationships, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and which operate under other tradenames or marks owned by such hotel or licensed by third parties.
As used in this annual report, the term "colleagues" refers to the more than 151,000 individuals working at our corporate and regional offices and our managed, franchised, and owned properties in 65 countries around the world. We directly employ approximately 55,000 of these colleagues. The remaining colleagues are employed by third-party owners and franchisees of our properties.
Park Hyatt®, Miraval®, Grand Hyatt®, Alila®, Andaz®, The Unbound Collection by Hyatt®, Destination®, Hyatt Regency®, Hyatt®, Hyatt Ziva™, Hyatt Zilara™, Thompson Hotels®, Hyatt Centric®, Caption by Hyatt, Hyatt House®, Hyatt Place®, tommie™, Hyatt Residence Club®, Hyatt Residences®, Exhale®, World of Hyatt®, Hyatt Resorts™, and related trademarks, logos, trade names, and service marks appearing in this annual report are the property of Hyatt Corporation or another wholly owned subsidiary of Hyatt Hotels Corporation. All other trademarks, trade names, or service marks appearing in this annual report are the property of their respective owners.

Part I
Item 1.    Business.
Our History
In 1957, Hyatt was founded by Jay Pritzker when he purchased the Hyatt House motel adjacent to the Los Angeles International Airport. In 2004, substantially all of the hospitality assets owned by Pritzker family business interests, including Hyatt Corporation and Hyatt International Corporation, were consolidated under a single entity whose name was subsequently changed to Global Hyatt Corporation. On June 30, 2009, Global Hyatt Corporation changed its name to Hyatt Hotels Corporation. On November 10, 2009, we completed our initial public offering of our Class A common stock.
Overview
Hyatt Hotels Corporation is a global hospitality company with widely recognized, industry leading brands and a tradition of innovation developed over our more than sixty-year history. We develop, own, operate, manage, franchise, license, or provide services to a portfolio of properties, consisting of full service hotels, select service hotels, resorts, and other properties, including branded spas and fitness studios, timeshare, fractional, and other forms of residential, vacation, and condominium ownership units. At December 31, 2019, our worldwide hotel portfolio consisted of 913 hotels (223,111 rooms). See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" for a categorized breakdown of our portfolio.
Our twelve full service brands are: Park Hyatt, Grand Hyatt, Alila, Andaz, The Unbound Collection by Hyatt, Destination, Hyatt Regency, Hyatt, Thompson Hotels, Hyatt Centric, Joie de Vivre, and tommie. Our select service brands are Caption by Hyatt, Hyatt House, and Hyatt Place. In addition, we participate in an unconsolidated hospitality venture with a Chinese hospitality company that owns and is developing the UrCove select service brand intended to serve the upper-midscale market in Greater China. The Miraval and Exhale brands form a distinct wellness category within our portfolio of brands. Our all-inclusive resort brands are Hyatt Ziva and Hyatt Zilara. We also manage, provide services to, or license our trademarks with respect to residential ownership units that are often adjacent to a Hyatt-branded full service hotel. We consult with third parties in the design and development of such mixed-use projects. We license certain of our trademarks with respect to vacation ownership units, which are part of Hyatt Residence Club. Additionally, we provide services and/or manage the rental programs or homeowner associations associated with condominium ownership units.
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
We primarily derive our revenues from owned and leased hotel operations, management of hotels, and licensing of our portfolio of brands to franchisees. For each of the years ended December 31, 2019 and December 31, 2018, revenues totaled $5.0 billion and $4.5 billion, respectively, net income attributable to Hyatt Hotels Corporation totaled $766 million and $769 million, respectively, and Adjusted EBITDA totaled $754 million and $777 million, respectively. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics Evaluated by Management—Adjusted Earnings Before Interest Expense, Taxes, Depreciation, and Amortization ("Adjusted EBITDA") and EBITDA" for our definition of Adjusted EBITDA, why we present it, and for a reconciliation of our net income attributable to Hyatt Hotels Corporation to consolidated Adjusted EBITDA for the periods presented.
Our Purpose, Vision, Mission, and Values
Our Purpose
We care for people so they can be their best.
Our Vision
A world of understanding and care.
Our Mission
We deliver distinctive experiences for our guests.

Our Values
Respect, integrity, humility, empathy, creativity, and fun.
Our purpose, vision, mission, and values are brought to life by our colleagues, whom we refer to as the Hyatt family. We believe our colleagues around the world embody our purpose of caring for people, including one another, our guests and customers, property owners, and ultimately, the communities in which our hotels operate. We are strongly committed to advancing care for all of our stakeholders and creating personal connections that increase loyalty and drive results. The management teams at each of our managed properties lead by example, and we provide them with the appropriate autonomy to make operational decisions in the best interests of the hotel and brand. We believe the managers of our franchised properties are experienced operators with high standards who have demonstrated commitment to our values and our approach to caring for guests to enhance guest satisfaction. High levels of guest satisfaction lead to increased guest preference for our brands, which we believe results in a strengthened revenue base over the long term. We also believe engaged colleagues will enhance efficient operation of our properties, resulting in improved financial results for our owners. Sustained adherence to these principles is a basis for our brand reputation and one of the principal factors behind the decisions of our diverse group of owners and developers to invest in the Hyatt portfolio of properties around the world. We work with existing and prospective owners and developers to increase our presence around the world, which we expect will lead to guest satisfaction, brand preference, and new channels of professional growth for our colleagues.
Our Competitive Strengths
We have significant competitive strengths that support our mission to deliver distinctive experiences for our guests and drive growth and create value for our customers, colleagues, and shareholders.
World Class Brands.    Inspired by a deep understanding of guest needs, we have developed a global suite of distinct brands. We believe our widely recognized, industry-leading brands provide us with a competitive advantage in attracting and driving preference. We have consistently received top rankings, awards, and accolades for service and guest experience from independent publications and surveys, including Condé Nast Traveler, Travel and Leisure, Forbes, AAA, and J.D. Power. The diversity and distinctiveness of our brand portfolio and the recognition and strength of our individual brands are key to our ability to drive preference.
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
Deep Culture and Experienced Management Teams.    Hyatt has a strong culture rooted in values that have supported our past success and form the foundation for our future. The members of the Hyatt family are united by shared values, a single purpose, and a deep commitment to listening, understanding, and personalizing experiences for our guests and customers – all of which we believe increases loyalty, differentiates us from the competition, and drives business results. Our colleagues at Hyatt properties are guided by experienced and dedicated teams including general managers and regional leadership teams that provide resources, mentorship and coaching, owner support, and other assistance. The general managers at our full service managed hotels have an average tenure of approximately 20 years, and senior operating management has an average of approximately 30 years of experience in the industry. Our seasoned executive management team sets overall policies for our Company, supports our regional teams and our colleagues around the world, provides strategic direction, and leads our global growth initiatives.
Strong Capital Base and Disciplined Financial Approach.    Our approach is to maintain appropriate levels of financial leverage through industry cycles and downturns. At December 31, 2019, we had cash and cash equivalents and short-term investments of $961 million and available borrowing capacity of $1.5 billion. We believe that as a result of our balance sheet strength, we are uniquely positioned to take advantage of strategic opportunities to expand our presence and grow our business. We may deploy capital through acquisitions of management contracts, hospitality companies, real estate assets or investment in new lines of business. We adhere to a formal investment process to evaluate such opportunities with input from various groups within our global organization.

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
High-Quality Owned Hotels are Located in Desirable Markets and are a Source of Capital for New Growth Investments.    At December 31, 2019, our owned and leased portfolio totaled 38 owned or leased properties (31 of which are owned) and 26 managed or franchised properties that are owned or leased (25 of which are owned) by unconsolidated hospitality ventures. Our owned full service hotels are located primarily in key markets, including major business centers and leisure destinations with strong growth potential, such as Chicago, London, New York, Paris, Miami, and Zurich. Our unconsolidated hospitality ventures include 50% ownership interests in properties in Mumbai and São Paulo. A number of our owned hotels and unconsolidated hospitality venture properties are unique assets with high brand recognition and a strong position in their local markets. We believe our owned assets provide us the opportunity to unlock additional shareholder value through targeted dispositions that provide cash proceeds to fund additional strategic investments to expand our presence or provide incremental return of capital to shareholders.
Our Business Strategy
Our strategy to drive long-term sustainable growth and create value for customers, colleagues, owners, and shareholders is focused on the following three areas:

•	Maximize Our Core Business: We continue to grow and operate our core business with excellence in order to be best-in-class while generating profits to fuel our growth.

•	Integrate New Growth Platforms: We seek to identify and integrate new opportunities to advance care for our guests and provide additional paths for growth.

•
Optimize Capital Deployment: We take a comprehensive and disciplined approach to our deployment of capital to expand our management and franchising business, invest in new growth platforms, and return capital to our shareholders.

We implement our strategy through a focus on four strategic priorities:
Cultivate the Best People and Evolve the Culture
We focus on cultivating the best people and fostering an inclusive work environment by attracting, developing, rewarding, and retaining individuals who live our values, distinguish Hyatt from our competitors, and provide a unique experience to our guests. We recognize our people and our culture are our greatest assets and the core of our strategy. Our goal is to sustain a strong pipeline of colleagues who are purpose driven, bring diverse perspectives, and have an agile, entrepreneurial mindset and to provide them with opportunities to fulfill their personal potential and development while helping to make Hyatt successful. We are focused on increasing the diverse representation amongst our colleagues and further integrating inclusion into our talent management practices.
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
Through our global corporate responsibility program initiatives, we strive to advance our commitment to care by volunteering in our communities, supporting organizations that work in our communities, providing career opportunities for young people through our RiseHY program, and working to reduce our waste and carbon footprint to make the communities in which our hotels operate places where we want to live, where guests want to visit, and where our owners want to invest.

Drive Guest and Customer Personalization
We aim to foster direct relationships with our guests by engaging with them in more direct ways, such as direct booking, communication, digital engagement, and on-property interactions. We continuously strive to uncover new opportunities to personalize the guest experience by listening to and truly understanding our guests – from the way we design our properties, to the way we cultivate and deliver our food and beverage offerings, to our holistic approach aimed at positively impacting our guests' and customers' wellbeing.
We develop loyalty by fostering personal relationships and creating emotional connections that inspire brand preference. We believe true loyalty is built through deep interpersonal connections, authenticity, care, and trust. The World of Hyatt loyalty program is designed to attract new guests, demonstrate loyalty to our existing guests, and build long lasting and meaningful relationships with guests. In addition, Hyatt's co-branded Visa credit cards with JP Morgan Chase Bank, N.A. increase the frequency and relevancy of member engagement with World of Hyatt.
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
Grow with Intent
We are focused on creating long-term shareholder value and expanding our presence in targeted locations. The recognition of our brands and our reputation for service is larger than the scale of our presence around the world, and therefore, we have a unique opportunity to grow.

o
Increase Market Presence.    We target our expansion efforts on under-penetrated markets where we already have an established presence and on locations where our guests are traveling, but where we do not have a presence. We intend to expand our presence by increasing the number of hotels in the Hyatt portfolio, primarily by entering into new management and franchise agreements. We believe our intense focus on each customer group that we serve and our understanding of how we can serve them in new locations will result in quality growth. Over the past few years, we have made significant progress in expanding our presence through development of new hotels, conversion of existing hotels, the integration of new brands such as those that were acquired in our acquisition of Two Roads Hospitality LLC ("Two Roads"), and through an alliance with Small Luxury Hotels of the World ("SLH"). Additionally, we are focused on continued growth of our development pipeline. We have expanded our pipeline by an average of over 14% per year since the time of our IPO in 2009. Since 2009, we have also entered 281 new markets and 24 new countries. Expansion in dynamic markets like Greater China and India is central to our growth strategy as representation in key cities and resort destinations provides us with the opportunity to drive preference for our brands as we serve a broader base of guests in these high growth and under-penetrated markets. At December 31, 2019, there were over 200 hotels open or under development in Greater China in markets such as Beijing, Hong Kong, Shanghai, and Shenzhen. In India, there were over 70 hotels open or under development at December 31, 2019. In addition to Greater China and India, we have also announced further expansion plans into diverse international markets including the Czech Republic, Turkey, Iceland, Finland, Spain, and Malaysia.

o
Expand Select Service Presence.    We continue to expand the Hyatt House and Hyatt Place brands. In September 2019, we announced Caption by Hyatt, a new lifestyle brand within the select service category. The Caption by Hyatt brand will offer the efficiency and flexibility of select service, while creating a compelling lifestyle experience that is designed to foster organic connections between guests that enrich their wellbeing and result in optimal revenue opportunities. In June 2019, we announced the UrCove brand, which is positioned specifically to meet Chinese travelers' preferences and growing expectations for a seamless, comfortable, and premium travel experience. We believe that these brands will support our overall growth and enhance the performance of all of our brands. We intend to grow our select service presence through third-party construction of new franchised properties, conversion and renovation of existing non-Hyatt properties, and in limited cases, support of the development of new managed and franchised properties. We believe the opportunity for properties providing a select offering of services at a lower price point than full service hotels is particularly compelling in certain markets, including Greater China, India, and the Middle East, where there is a large and growing middle class along with a meaningful number of local business travelers. At December 31, 2019, we had 11 Hyatt House hotels and 57 Hyatt Place hotels operating outside of the United States in 7 and 22 countries, respectively, throughout Asia, Europe, Africa, and Latin America. In addition to these hotels, we have announced new management and franchise agreements for select service properties currently under development in Thailand, Vietnam, France, Germany, and the Dominican Republic.

o
Increase Focus on Franchising.    We continue to increase our franchised hotel presence, primarily in the United States. By increasing our focus on franchising, we believe we will gain access to capital from developers and property owners who are specifically targeting franchise business opportunities. We have an internal team dedicated to supporting our franchise owners and driving the expansion of our franchised hotel presence. We plan to expand existing relationships and develop new relationships with franchisees who demonstrate an ability to provide excellent customer service and maintain our brand standards.

o
Utilize Our Capital and Asset Base for Targeted Growth.    The combination of our significant liquidity and strong capital position coupled with our high quality asset base provides a unique platform to support our growth strategy. We take a comprehensive approach to our efforts to dispose of or recycle certain hotel real estate assets and to manage capital deployment in furtherance of our expansion plans. In late 2017, we committed to a reduction of our owned real estate portfolio, and through 2018, we realized approximately $1.5 billion of proceeds from the disposition of owned assets. In March 2019, we committed to an additional $1.5 billion reduction of our owned real estate portfolio over a three year period, and as of December 31, 2019, we have realized proceeds of almost $1 billion from the disposition of owned assets. Our intent is to use the proceeds to unlock shareholder value, provide funds for growth investments, return capital to shareholders, and accelerate the evolution of our earnings profile to be less capital intensive. Capital deployment will continue with an objective to maximize long-term shareholder value, and we will assess and balance liquidity, value, and strategic importance in each instance. We will continue to commit capital to fund the renovation of certain assets and expect to maintain some level of hotel ownership over time in our owned portfolio.

o
Pursue Strategic Acquisitions and Alliances.    We evaluate potential acquisitions of other brands or hospitality management or franchising companies as a part of our efforts to expand our global presence. We focus on acquisitions that complement our ability to serve our existing customer base and enhance customer preference by providing a greater selection of locations, properties, and services. Furthermore, we may pursue these opportunities in alliance with existing or prospective owners of managed or franchised properties to strengthen our brand presence. In May 2019, we launched a loyalty collaboration with American Airlines in which elite members in both the American Airlines AAdvantage and World of Hyatt loyalty programs can be rewarded with more access to earning both points and miles on qualifying American flights and Hyatt hotel stays. In September 2019, we launched a loyalty collaboration with Lindblad Expeditions, a global provider of expedition cruises and adventure travel experiences, that provides World of Hyatt members with more unique ways to be rewarded for their loyalty beyond the traditional hotel stay by earning and redeeming World of Hyatt points. In November 2018, we completed the acquisition of Two Roads, a hotel management company with a unique collection of distinctive brands, properties, and a robust development pipeline around the globe. In the third quarter of 2018, we announced a strategic alliance with SLH. More than 300 participating SLH hotels around the globe have been added to the World of Hyatt loyalty program, and we will continue to add more hotels in many new markets to the World of Hyatt platform in 2020. This strategic alliance significantly enriches the benefits provided to members of the World of Hyatt loyalty program by providing additional stay opportunities at luxury quality hotels in many key markets which currently do not have a significant Hyatt presence (predominantly in Europe).

o
Extend Wellness Offerings.    We continue our commitment to a holistic wellness strategy as an extension of our purpose and an important part of our growth strategy. We pilot and launch products, services, and platforms designed to positively and holistically impact our guests' and colleagues' wellbeing. Miraval and Exhale build a greater depth of expertise in wellness and mindfulness that extends to our hotel business and increases guest loyalty. Our collaboration with Headspace will bring mindfulness exercises, guided meditations, and sleep content to guests and colleagues around the world.
Description of Brands

Brand	Segment	Customer Base	December 31, 2019 Rooms (1)				Primary Selected Competitors	Key Locations
			% of Our Managed and Franchised Properties (1)	Americas Region	ASPAC Region	EAME/SW Asia Region
	Full Service/ Luxury	Individual business and leisure travelers; small meetings	3%	1,623	3,611	2,565	Four Seasons, Ritz-Carlton, Peninsula, St. Regis, Mandarin Oriental	Bangkok, Buenos Aires, St. Kitts, New York, Paris, Vienna, Milan, Sydney, Washington D.C.
	Wellness	Individual leisure travelers	<1%	410	—	—	Cal-a-vie, Canyon Ranch, Golden Door	Austin, Tucson
	Full Service/ Luxury	Individual business and leisure travelers; large and small meetings, social events	13%	12,278	13,710	4,035	Mandarin Oriental, Shangri-La, InterContinental, Fairmont	Beijing, Berlin, Dubai, Hong Kong, Mumbai, Nassau, Rio de Janeiro, San Francisco, Shanghai, Tokyo
	Full Service/ Upper-Upscale	Individual business and leisure travelers; small and large meetings, weddings, social events	1%	59	1,434	296	Anantara, Banyan Tree, Como, Six Senses, One & Only	Anji, Bali, Bishangarth, Goa, Jabal Al Akhdar, Koh Russey Island, Surakarta, Wuzhen, Yangshuo
	Full Service/ Luxury	Individual business and leisure travelers; small meetings	2%	2,180	1,053	1,775	Rosewood, Langham, Edition, 1 Hotels, W	Abu Dhabi, Amsterdam, Vienna, Munich, Maui, New York, Tokyo
	Full Service/ Luxury/Upper-Upscale	Individual business and leisure travelers; small meetings	2%	3,131	644	1,484	Marriott Autograph Collection, Starwood Luxury Collection, Curio Collection by Hilton	Austin, Barcelona, Cannes, Carmelo, Miami Beach, Nashville, New Orleans, Paris, Phoenix
	Full Service/ Luxury/Upper-Upscale	Business and leisure travelers; large and small meetings, social events, associations	2%	3,713	—	—	Marriott Autograph Collection, Curio Collection by Hilton, Starwood Luxury Collection	Aspen, Charleston, Cle Elum, Maui, Phoenix, Lake Tahoe
	Full Service/ Upper-Upscale	Conventions, business and leisure travelers; large and small meetings, social events, associations	39%	57,427	16,476	14,179	Marriott, Sheraton, Hilton, Renaissance, Westin	Boston, Chicago, Delhi, Dubai, Hong Kong, London, Los Angeles, Mexico City, Orlando

Brand	Segment	Customer Base	December 31, 2019 Rooms (1)				Primary Selected Competitors	Key Locations
			% of Our Managed and Franchised Properties (1)	Americas Region	ASPAC Region	EAME/SW Asia Region
	Full Service/ Upper-Upscale	Business and leisure travelers; small meetings	1%	1,315	—	743	Marriott, Hilton, InterContinental, Westin, independent and boutique hotels	New York, Paris, Seattle
	All-Inclusive	Leisure travelers; families; small meetings	1%	2,234	—	—	Beaches, Club Med, Sandals	Cancun, Puerto Vallarta, Rose Hall, San Jose del Cabo
	All-Inclusive	Leisure travelers; adult-only; small meetings	<1%	919	—	—	Beaches, Club Med, Sandals	Cancun, Rose Hall
	Full Service/ Luxury	Leisure travelers; couples; solo business travelers; small meetings	1%	2,205	—	—	W, Mondrian, The Standard, Edition, Hoxton, The James, Viceroy	Cabo San Lucas, Nashville, New York, Seattle, Washington D.C.
	Full Service/ Upper-Upscale	Business and leisure travelers; small meetings	3%	4,785	829	1,344	Canopy, Kimpton, Renaissance, independent and boutique hotels	Boston, Dublin, Madrid, Miami, Montevideo, New York, Tokyo
	Select Service/ Upscale	Business and leisure travelers; small meetings	—%	—	—	—	AC Hotels, Moxy, Aloft, Motto	—
	Full Service Upscale / Upper- Upscale	Leisure travelers; couples; families; solo business travelers; small meetings	1%	2,237	202	—	Kimpton, Canopy, Marriott Autograph Collection	Baltimore, Beijing Chicago, New York, San Francisco
	Select Service/ Upscale	Extended stay guests; business and leisure travelers; families; small meetings, trainings	6%	13,220	937	362	Residence Inn by Marriott, Homewood Suites	Austin, Boston, Dallas, Mexico City, Miami, San Francisco
	Select Service/ Upscale	Business and leisure travelers; small meetings	23%	45,045	4,530	2,884	Courtyard by Marriott, Hilton Garden Inn	Atlanta, Chicago, Dubai, Houston, London, Miami, Phoenix, Santiago, Shanghai
	Full Service/ Upper-Upscale	Leisure travelers; entrepreneurs; solo business travelers; small meetings	—%	—	—	—	Freehand, Mama Shelter, Citizen M, The Line, Ace Hotels	—

Brand	Segment	Customer Base	December 31, 2019 Rooms (1)				Primary Selected Competitors	Key Locations
			% of Our Managed and Franchised Properties (1)	Americas Region	ASPAC Region	EAME/SW Asia Region
	Select Service/ Upper-Midscale	Business and leisure travelers; small meetings	—%	—	—	—	ATOUR, Hampton Inn, Mercure	—
	Vacation Ownership	Owners of vacation units, repeat Hyatt business and leisure guests	—%	—	—	—	Hilton Vacation Club, Marriott Vacation Club	Aspen, Beaver Creek, Carmel, Key West, Lake Tahoe, Maui, Sedona
	Wellness	Wellness-minded individuals	—%	—	—	—	Bliss, Pure Barre, Soul Cycle, Yoga Works	Atlanta, Boston, Chicago, Dallas, Los Angeles, Miami, New York
(1) Figures do not include vacation ownership, residential, branded spas and fitness studios, condominium ownership units, or one unbranded property in the Americas with 800 rooms. The UrCove brand is owned by an unconsolidated hospitality venture between a Hyatt affiliate and a Chinese hospitality company.
Park Hyatt
Park Hyatt hotels emphasize luxury and personalization. Located in many of the world's premier destinations, each Park Hyatt hotel is custom designed to combine sophistication with distinctive regional character. Cultured, affluent business and leisure travelers find a home-away-from-home amidst renowned artwork and design. Immersive and rare culinary experiences are designed to create unique and deeply enriching dining occasions for guests.
Miraval
The Miraval brand is a global leader in wellness resorts and spas. Miraval Arizona Resort & Spa in Tucson pioneered the wellness spa resort category with its comprehensive program of activities, experiences, and personal treatments. The Miraval brand's commitment to helping guests live life in balance joins our Exhale brand as the cornerstones of a distinct wellness category within our portfolio of brands. This commitment reflects our focus on serving the high-end traveler by finding new ways to understand and care for them beyond the traditional hotel stay.
Grand Hyatt
Grand Hyatt hotels are distinctive hotels in major gateway cities and resort destinations. With presence around the world and critical mass in Asia, Grand Hyatt hotels provide sophisticated business and leisure travelers with elegant accommodations, extraordinary restaurants, bars, luxury spas, and fitness centers, as well as comprehensive business and meeting facilities. Signature elements of Grand Hyatt hotels include iconic architecture, state of the art technology, and facilities for an array of business or social gatherings of all sizes.
Alila
The Alila brand is the combination of innovative design and luxury in unique locations, set apart by crafted artisanship, personalized hospitality, and bespoke journeys. Alila means "Surprise" in Sanskrit, which suitably describes the refreshing character of this brand. In support of sustainable tourism, Alila hotels and resorts adopt EarthCheck – operating standards, integrating the natural, physical, and cultural elements of their environments. To stay at any Alila hotel or resort is to embark on a destination experience – delighting in the flavors of the local cuisine, enhancing wellbeing through ancient healing arts, or enjoying the thrill of adventure sports.

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

The Unbound Collection by Hyatt

The Unbound Collection by Hyatt brand is a portfolio of unconventional upper-upscale and luxury properties ranging from historic urban gems to contemporary new build hotels, boutique properties, and resorts. Each hotel is one-of-a-kind and offers story-worthy and extraordinary experiences for our guests. The philosophy behind The Unbound Collection by Hyatt brand is to attract owners and developers who want their properties to maintain a distinct character and brand name, but gain the power of Hyatt's robust distribution, operational and marketing resources, award winning customer loyalty program, and trusted brand name and reputation.
Destination Hotels

Destination Hotels is a diverse collection of independent hotels, resorts, and residences that are individual at heart yet connected by a commitment to draw upon the true spirit of each location. Each property is purposefully crafted to be a place of discovery for guests through authentic experiences, unique design, and connections to the local community. The award-winning portfolio features renowned golf courses, indigenous spas, and exceptional food and beverage options including bars, restaurants, cafés, and rooftops. Destination Hotels capture the unique essence of each resort location through diverse by design experiences, immersive programming, and genuine service. The Destination Residential Management business operates within this brand and provides services to, and in some cases manages, the rental programs or homeowner associations related to condominium ownership units.
Hyatt Regency
Hyatt Regency hotels offer a full range of services, amenities, and facilities tailored to serve the needs of meeting planners, business travelers, and leisure guests. Hyatt Regency hotels in key urban markets around the world feature flexible meeting and conference facilities of all sizes designed to provide a productive, connected environment. Hyatt Regency hotels in resort locations cater to couples seeking a getaway, families enjoying a vacation together, and corporate groups seeking an atmosphere in which to conduct business and meetings.
Hyatt
Hyatt hotels are smaller-sized properties conveniently located in diverse business and leisure areas. These hotels help guests make the most of their stay, whether for an important business meeting or social gathering, to explore a new city, or to reconnect with family and friends.

Hyatt Ziva

Hyatt Ziva all-inclusive resorts are designed for guests of all ages in unique leisure locations. They offer a variety of on-site activities and opportunities to experience the local culture and destination. Hyatt Ziva resorts feature a wide array of food and beverage outlets with an emphasis on authentic local cuisine and are able to cater to social or business groups with varied and well-appointed meeting facilities.
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

Thompson Hotels

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
Caption by Hyatt
Announced in 2019, Caption by Hyatt is a new lifestyle brand within the select service category designed to foster organic connections between individuals on their own journeys that enrich their wellbeing and benefit our communities and our world. Properties will feature alluring and approachable spaces with repurposed, recycled, and responsibly sourced products inviting guests to work, eat, or socialize in comfortable, flexible, communal spaces that encourage meaningful conversations and connections. The brand offers the efficiency and flexibility of select service, while creating a compelling lifestyle experience that is designed to be fulfilling for guests, adapt to the needs of different locations and markets, and offer a sustainable approach to design and operations.
Joie de Vivre

Since its founding in San Francisco, Joie de Vivre has made curating playful travel through local connections and eclectic experiences its signature. Each Joie de Vivre boutique hotel is an original concept designed to reflect its neighborhood.
Hyatt House
Hyatt House hotels are designed to welcome guests as extended stay residents. Apartment-style suites with fully equipped kitchens and separate living areas remind guests of the conveniences of home. Hyatt House hotels are designed to keep guests comfortable longer with complimentary hot breakfast, H BAR with a Sip+Snack Menu, and indoor and outdoor communal spaces.
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
tommie
The tommie brand is designed to be a gathering place that inspires guests to author their own experiences. By focusing on the essentials and providing fun, relevant choices, the tommie brand offers a fresh lens for the youthful and open-minded to explore, connect, and discover.
UrCove
Launched in 2019, UrCove is a new brand created for young aspiring travelers' growing expectations for a comfortable and efficient travel experience that is intended to serve the upper-midscale market in Greater China.

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
Our Commitment to Corporate Responsibility
Our purpose – to care for people so they can be their best – is at the heart of how we care for our guests and colleagues and is the reason why we believe addressing environmental, social, and governance issues is an essential element to the advancement of care for all of our stakeholders, including our guests, colleagues, customers, owners, and the communities in which our hotels operate around the globe. Our global corporate responsibility program is focused on fostering environmental stewardship, strengthening our community impact through volunteerism, philanthropy, and disaster relief, and supporting responsible business practices in our operations. Additionally, through our global RiseHY program, we strive to provide career opportunities for young people and help them reach their full potential. By setting goals, measuring progress, and harnessing the power of our colleagues around the world, we strive to make a tangible impact within and beyond the walls of our hotels.
Business Segment, Revenues, and Geographical Information
We manage our business within four reportable segments as described below:

•
Owned and leased hotels, which consists of our owned and leased full service and select service hotels, and, for purposes of segment Adjusted EBITDA, our pro rata share of the Adjusted EBITDA of our unconsolidated hospitality ventures, based on our ownership percentage of each venture;

•
Americas management and franchising ("Americas"), which consists of our management and franchising of properties located in the United States, Latin America, Canada, and the Caribbean, as well as our residential management operations;

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

Hotel Management Agreements Fees
Our hotel management agreements typically provide for a two-tiered fee structure that compensates us both for the volume of business we generate for the property as well as for the profitability of hotel operations. In these two-tier fee structures, our base compensation is a base fee that is usually an agreed-upon percentage of gross revenues from hotel operations. In addition, we are incentivized to improve hotel profitability through an incentive fee that is typically calculated as a percentage of a hotel profitability measure, such as gross operating profit, adjusted profit, or the amount by which gross operating profit or adjusted profit exceeds a specified threshold. Outside of the United States, some management agreements have fees more dependent on hotel profitability measures either through a single management fee structure where the entire fee is based on a profitability measure or because our two-tier fee structure is more heavily weighted toward the incentive fee than the base fee.
Hotel Management Agreements Terms and Renewals
The approximate average remaining term of our hotel management agreements with third-party owners and unconsolidated hospitality ventures for full service hotels and select service hotels (other than those currently under development) is as follows:

	Assuming no renewal options are exercised by either party:	Including exercise of extension options that are in Hyatt's sole discretion:
Full service management agreements:
Americas	12 years	18 years
EAME/SW Asia	16 years	20 years
ASPAC	13 years	15 years

Select service management agreements:
Americas	12 years	28 years
EAME/SW Asia	20 years	32 years
ASPAC	18 years	21 years
Some of our hotel management agreements grant early termination rights to hotel owners upon the occurrence of a stated event, such as the sale of the hotel or our failure to meet a specified performance test (any such event a "termination event"). In the case of a termination event, some of our management agreements grant hotel owners the right to terminate the hotel management agreement and convert the hotel to a Hyatt franchise. Generally, termination rights under performance tests are based upon the property's individual performance or its performance when compared to a specified set of competitive hotels branded by other hotel operators or both. These termination rights are usually triggered if we do not meet the performance tests over multiple years. We generally have the option to cure performance failures by paying an amount equal to the shortfall, but in some cases our cure rights may be limited, and our failure to meet a performance test may result in the termination of our hotel management agreement. Certain of our management agreements allow for a termination right after a multi-year lock-out period and are subject to a termination fee generally based upon a formula related to the lost fees.
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
Spa and Fitness Studio Management Agreements Fees
We manage spas and fitness centers under the Exhale brand primarily pursuant to management agreements and leases and, in limited cases, we license the Exhale brand pursuant to a license agreement. The management agreements generally provide for a base fee, which is typically either a fixed amount or an amount tied to a percentage of revenue at the property. Some of Exhale's management agreements also provide for a two-tiered fee structure, featuring both a base fee as well as an incentive fee, which is typically tied to a percentage of a specified revenue or profitability measure. The leases may provide for fixed payments and/or a percentage of gross sales of services or products in the leased premises and, in certain cases, for items such as common area maintenance fees. When we license the Exhale brand pursuant to a licensing agreement, a third party manages the spa and fitness center.

Spa and Fitness Studio Management Agreements Terms and Renewals
The approximate average remaining term of our management agreements with third-party owners for our spa and fitness center facilities is three years (assuming no renewal options are exercised by either party) or six years (including the exercise of extension options that are in Hyatt's sole discretion).
Franchise Agreements
Our franchise agreements grant our franchisees the limited right to use our name, marks, and system in the operation of franchised Grand Hyatt, Hyatt Regency, Hyatt Ziva, Hyatt Zilara, Thompson Hotels, Hyatt Centric, Caption by Hyatt, Hyatt House, and Hyatt Place properties, and franchised properties operated under distinct tradenames and affiliated with The Unbound Collection by Hyatt, Destination Hotel, and Joie de Vivre. We do not participate in the management of our franchised hotels; however, franchisees are required to operate franchised hotels consistent with our brand standards. We approve the plans for, and the location of, franchised hotels and review the operation of these hotels to ensure our standards are maintained.
Fees
In general, our franchisees pay us an initial application fee and/or technical services fees and ongoing royalty fees, the amount of which depends on the brand under which the franchised property is licensed. We franchise full service hotels under the Grand Hyatt, Hyatt Regency, Hyatt, Thompson Hotels, and Hyatt Centric brands, all-inclusive resorts under the Hyatt Ziva and Hyatt Zilara brands, and full service hotels under distinct tradenames and affiliated with The Unbound Collection by Hyatt, Destination Hotel, and Joie de Vivre brands. We franchise select service hotels under the Caption by Hyatt, Hyatt House, and Hyatt Place brands. Our Hyatt Regency, Hyatt, and Thompson Hotels franchisees typically pay us franchise fees calculated as 6% of gross room revenues and 3% of gross food and beverage revenues. Our Hyatt Centric franchisees typically pay us franchise fees calculated as 5% of gross room revenues. The Unbound Collection by Hyatt, Destination Hotel, and Joie de Vivre franchisees typically pay us franchise fees calculated as 7% of gross room revenues generated through Hyatt reservation and booking channels. In some cases, our full service franchise fees escalate in the initial few years of the term. Our all-inclusive franchisees typically pay us franchise fees calculated as either 2.75% or 3.25% of gross revenues. Application fees are typically $75,000 plus $500 per guest room in excess of 150 for our Hyatt House and Hyatt Place hotels, $95,000 plus $500 per guest room in excess of 200 for our Caption by Hyatt hotels, and the greater of $100,000 or $400 per guest room for our full service hotels and all-inclusive resorts. Select service franchisees pay continuing franchise fees calculated as a percentage of gross room revenues, which typically are 3% in the first year of operations, 4% in the second year, and 5% through the remainder of the term. In some circumstances, we have negotiated other fee arrangements, and in some regions outside of the United States, we typically negotiate alternative application fee arrangements.
In addition to our franchise fees, we charge full service and select service hotels and all-inclusive resort franchisees for certain services arranged and, in most cases, provided by us. These activities may include centralized reservation functions, certain sales functions, technology, national advertising, certain marketing and promotional services, as well as various revenue management services.
Terms and Renewals
The standard term of our franchise agreements is typically 20 years, with one 10 year renewal option exercisable by the franchisee, assuming the franchisee has complied with franchise agreement requirements and standards. Certain of our franchise agreements have renewal options at Hyatt's option, generally triggered if the franchisee has failed to exercise its renewal option. Certain of our franchise agreements have renewal options upon the mutual agreement of the parties. We have the right to terminate franchise agreements upon specified events of default, including non-payment of fees and non-compliance with brand standards. In the event of early termination for any reason, our franchise agreements set forth liquidated damages our franchisees must pay to us upon termination. The bankruptcy of a franchisee or lender foreclosure could result in the termination of the franchise agreement. The average remaining base term of our franchise agreements for our select service and full service hotels in all regions (other than those currently under development) is approximately 16 years, assuming no renewal options are exercised by either party. Including exercise of extension options in Hyatt's sole discretion, the average remaining term of our franchise agreements for our select service hotels and full service hotels in all regions (other than those currently under development) is approximately 18 years.

Other Service Agreements

We provide services under the Destination Residential Management business pursuant to rental management agreements with individual property owners or homeowners' associations whereby the property owners and/or homeowners' association participate in our rental program. The agreements typically provide for our receipt of a percentage split of the total gross revenue generated from a property under the rental program, and expenses of the property are paid from such split. The agreement terms are typically one or two years. Additionally, we provide association management services to the various homeowner's associations where we manage the properties for a fee.
Sales, Marketing, and Reservations and Global Contact Centers
Sales
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
Marketing
We are focused on the high-end traveler, positioning our brands at the top of each segment in which we operate. Our marketing strategy is designed to drive loyalty and community, while meeting the specific business needs of hotel operations. Building and differentiating each of our brands are critical to increasing Hyatt's brand preference. We are focused on targeting the distinct guest segments that each of our brands serves and supporting the needs of the hotels by thorough analysis and application of data and analytics. The World of Hyatt loyalty program and our digital platforms are also key components of building loyalty and driving revenue. The loyalty program focuses on deepening relationships with members, driving repeat stays, guest satisfaction, recognition, and differential services and experiences for our most loyal guests. Our digital platforms are our primary distribution channels providing guests, customers, and members with an efficient source of information about our hotels, distinct brand experiences, and a seamless booking experience. With a combined focus on increasing brand awareness, building a community of loyalists, and enhancing digital engagement, our marketing is aimed at Hyatt becoming the most preferred hospitality brand.
Reservations and Global Contact Centers
We have a proprietary central reservation system that provides a comprehensive view of inventory, while allowing for local management of rates based on demand. Through this system, we are able to allow bookings and subsequent maintenance of bookings by hotels directly, via telephone through our contact centers, by travel agents, by corporate clients, and through digital platforms.
We have nine global contact centers that service our global guest base 24 hours per day, seven days per week and provide reservation and other services in over 18 languages. While we continue to provide full reservation services via telephone through these global contact centers, we have made significant investments in internet booking capabilities on Hyatt.com and mobile platforms. Additionally, we continue to enhance the services and capabilities of our global contact centers to better align with evolving technology and guest preference.
In addition, some of the rooms at hotels and resorts we manage or franchise are booked through internet travel intermediaries, partners, or online travel service providers. We also engage third-party intermediaries who collect fees by charging our hotels and resorts a commission on room revenues, including travel agencies and meeting and event management companies.
World of Hyatt Loyalty Program
We operate the World of Hyatt loyalty program for the benefit of the Hyatt portfolio of properties. The program generates substantial repeat guest business by rewarding frequent stays with points that can be used towards redeeming for hotel nights and other rewards. Inspired by our purpose, World of Hyatt is also about building community and engagement with high-end travelers. Loyalty program members enjoy additional rewards as they reach milestone rewards and advance through the three elite tiers based on qualifying nights or base points in a calendar year.
Members earn points based on their spend at our properties, by transacting with our strategic loyalty alliances (e.g., American Airlines, Lindblad Expeditions, MGM Resorts International, and SLH), or in connection with spend on the Hyatt co-branded credit cards. Loyalty program points can be redeemed at properties across the majority of our brands, converted into airline miles with numerous participating airlines, and redeemed with other third parties.
The loyalty program is primarily funded through contributions from eligible revenues generated from loyalty program members. These funds are applied to reimburse hotels for room nights when members redeem loyalty program points and pay for administrative expenses and marketing initiatives to support the loyalty program.
At December 31, 2019, the loyalty program had over 22 million members, and during 2019, represented approximately 41% of total room nights system wide, which includes the integration of the Alila, Destination, Thompson Hotels, and Joie de Vivre brands into the loyalty program over the course of 2019.
Competition
There is intense competition in all areas of the hospitality industry. Competition exists for hotel, resort, spa, fitness studio, and condominium ownership guests, management and franchise agreements, and sales of vacation and branded residential properties. Our principal competitors are other operators of full service, select service, including extended stay, all-inclusive, and wellness properties, including other major hospitality chains with well-established and recognized brands. We also compete against small chains and independent and local owners and operators. Increasingly, we also face competition from new channels of distribution in the travel industry. Additional sources of competition include large companies that offer online travel services as part of their business model, such as Alibaba, search engines such as Google, and peer-to-peer inventory sources that allow travelers to book stays on websites that facilitate the short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms, such as Airbnb and HomeAway.
We compete for guests based primarily on brand name recognition and reputation, location, customer satisfaction, room rates, quality of service, amenities, quality of accommodations, security, and the ability to earn and redeem loyalty program points.
We compete for management agreements based primarily on the value and quality of our management services, our brand name recognition and reputation, the level of our management fees, the costs of payroll at managed properties where we are the employer, cost associated with sales, reservations, technology, and marketing services (collectively, "system-wide services"), and the economic advantages to the property owner of retaining our management services and using our brand name. We compete for franchise agreements based primarily on brand name recognition and reputation, the room rate that can be realized, total revenues we can deliver to the properties, and cost associated with our system-wide services. Other competitive factors for management and franchise agreements include relationships with property owners and investors, including institutional owners of multiple properties, marketing support, reservation and e-commerce system capacity and efficiency, and the ability to provide capital that may be necessary to obtain management and franchise agreements.
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

Seasonality
The hospitality industry is seasonal in nature. The periods during which our properties experience higher revenues vary from property to property, depending principally upon location, the customer base served, and potential impacts due to the timing of certain holidays.
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
Intellectual Property
In the highly competitive hospitality industry in which we operate, trademarks, service marks, trade names, and logos are very important in the sales and marketing of our hotels, residential, vacation, and condominium ownership properties and services. We have a significant number of trademarks, service marks, trade names, logos, and pending registrations and significant resources are expended each year on surveillance, registration, and protection of our trademarks, service marks, trade names, and logos, which we believe have become synonymous in the hospitality industry with a reputation for excellence in service and care. For additional information, see Part I, Item 1A, "Risk Factors—Risks Related to Our Business—Any failure to protect our trademarks and intellectual property could reduce the value of our brand names and harm our business."
Government Regulation
We are subject to numerous foreign, federal, state, and local government laws and regulations, including those relating to the preparation and sale of food and beverages, building and zoning requirements, data privacy, and general business license and permit requirements, in the various jurisdictions in which we develop, own, operate, manage, franchise, license, or provide services to properties. Our ability to develop new hotel properties and to remodel, refurbish, or add to existing properties is also dependent on obtaining permits from local authorities. We are also subject to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions, hiring and firing, non-discrimination for disabilities and other individual characteristics, work permits, and benefit offerings. Federal, state, and provincial laws and regulations require certain registration, disclosure statements, compliance with specific standards of conduct, and other practices with respect to the franchising of hotels. Compliance with these various laws and regulations can affect the revenues and profits of properties managed, franchised, licensed, or owned, and of the residential, vacation, and condominium ownership business and could adversely affect our operations. We believe our businesses are conducted in substantial compliance with applicable laws and regulations.
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
Employees
At December 31, 2019, approximately 21% of our approximately 55,000 employees (approximately 23% of our U.S.-based employees) were either represented by a labor union or had terms of employment that were determined under a labor agreement. We believe relations with our employees and colleagues are good.

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
Insurance
Properties that the Company manages, franchises, licenses, and owns outright or through hospitality ventures are insured under different insurance programs depending on whether the property participates in our insurance programs or in the insurance programs of the property owner (including hospitality ventures), franchisee, or licensee. We maintain insurance coverage for hotels owned by the Company under our insurance programs for liability, property, workers compensation, and other risks with respect to our business. Our liability insurance provides coverage for most claims, including terrorism, resulting from our operations, goods and services, and automobiles. Our property insurance provides coverage for all risks to our properties including fire, windstorm, flood, earthquake, and terrorism. Property insurance also includes business interruption coverage. Our workers compensation insurance provides coverage for employee injuries in the course and scope of employment. Hotels owned by hospitality ventures, hotels managed by the Company, and certain franchises are permitted to participate in our insurance programs by mutual agreement with our hospitality venture partners or third-party hotel owners. The majority of hotels owned by hospitality ventures and managed hotels owned by third parties participate in our insurance programs. Our hospitality venture agreements and management agreements require hotels owned by hospitality ventures and managed hotels owned by third parties that do not participate in our insurance programs to be insured at coverage levels generally consistent with the coverage levels under our insurance programs, including liability, property, business interruption, workers compensation, and other insurance. Our franchise and license agreements require our franchisees and licensees to maintain liability, property, business interruption, workers compensation, and other insurance at our franchised or licensed properties. We are typically covered under insurance policies held by third-party property owners, franchisees, or licensees to the extent necessary and reasonable. We also maintain cyber-risk insurance for systems and data controlled by the Company. Cyber-risk insurance generally covers all Company-controlled systems and Company-controlled data in properties that the Company manages, franchises, licenses, and owns, outright or through hospitality ventures. We believe the Company's insurance policies, as well as those maintained by third-party owners, including hospitality ventures, are adequate for foreseeable losses and on terms and conditions that are reasonable and customary with solvent insurance carriers. We also self-insure some of our risks generally through the use of deductibles and retentions. We believe these deductibles and retentions are reasonable and customary for our industry and our size. We use U.S.-based and licensed captive insurance companies that are wholly owned subsidiaries of the Company to generally insure our deductibles and retentions, but excludes most property insurance deductibles and retentions.
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

Amended and Restated Global Hyatt Agreement
The trustees of the U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker, our executive chairman, and Mr. Jason Pritzker, one of our directors, and any of their successors that own, directly or indirectly, shares of our common stock, have entered into the Amended and Restated Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. At January 31, 2020, Pritzker family business interests own, directly or indirectly, 63,461,878 shares, or 62.6%, of our total outstanding common stock and control approximately 91.6% of our total voting power. Specifically, such parties have agreed that until the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote all of their voting securities consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.
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

Amended and Restated Foreign Global Hyatt Agreement
The trustees of the non-U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker and Mr. Jason Pritzker, and any of their successors that own, directly or indirectly, shares of our common stock, have entered into the Amended and Restated Foreign Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. At January 31, 2020, Pritzker family business interests own, directly or indirectly, 63,461,878 shares, or 62.6%, of our total outstanding common stock and control approximately 91.6% of our total voting power. Specifically, such parties have agreed that until the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of any Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote (or cause to be voted) all of the voting securities held directly or indirectly by them consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.
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
In May 2009, the shares of our Series A Convertible Preferred Stock held by the Goldman Sachs Funds were converted into shares of common stock. Such shares of common stock, along with shares of common stock purchased by the Goldman Sachs Funds and Madrone in May 2009 pursuant to the Subscription Agreement and in the May 2009 private placement transaction, and any other shares of common stock held by the parties to the 2007 Stockholders' Agreement prior to our initial public offering, were reclassified into shares of our Class B common stock upon the filing of our Amended and Restated Certificate of Incorporation on November 4, 2009, the date of our initial public offering. At January 31, 2020, the Goldman Sachs Funds and Madrone no longer held any shares of common stock subject to the 2007 Stockholders' Agreement as a result of sales into the public market subject to applicable securities laws. At January 31, 2020, the additional investor party to the 2007 Stockholders' Agreement held 2,270,395 shares of Class B common stock.
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
Voting Agreement
Until the date that Mr. Thomas J. Pritzker is no longer our chairman, each stockholder party to the 2007 Stockholders' Agreement has agreed to vote all of their shares of common stock consistent with the recommendations of a majority of our board of directors with respect to all matters. At January 31, 2020, the stockholders party to the 2007 Stockholders' Agreement own in the aggregate 2,270,395 shares of Class B common stock or approximately 3.5% of our Class B common stock, approximately 2.2% of the total outstanding shares of our common stock and approximately 3.3% of the total voting power of our outstanding common stock.
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
Our Website and Availability of SEC Reports and Other Information
The Company maintains a website at the following address: www.hyatt.com. The information on the Company's website is not incorporated by reference in, or otherwise to be regarded as part of, this annual report.
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
Investors and others should note that we routinely announce material information to investors and the marketplace using SEC filings, press releases, public conference calls, webcasts, and the Hyatt Investor Relations website. We use these channels as well as social media channels (e.g., the Hyatt Facebook account (facebook.com/hyatt); the Hyatt Instagram account (instagram.com/hyatt); the Hyatt Twitter account (twitter.com/hyatt); the Hyatt LinkedIn account (linkedin.com/company/hyatt); and the Hyatt YouTube account (youtube.com/user/hyatt)) as a means of disclosing information about our business to our guests, customers, colleagues, investors, and the public. While not all of the information that we post to the Hyatt Investor Relations website or on our social media channels is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in Hyatt to review the information that we share at the Hyatt Investor Relations website and on our social media channels. The information on the Hyatt Investor Relations website and the Company's social media channels is not incorporated by reference in, or otherwise to be regarded as part of, this annual report.

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
Macroeconomic and other factors beyond our control as well as the business, financial, operating, and other risks of the hospitality industry can adversely affect demand for hospitality products and services. This includes demand for rooms and services at the portfolio of properties that we develop, own, operate, manage, franchise, provide services to, and license. These factors include:

•	changes and volatility in general economic conditions, including the severity and duration of any downturn in the U.S., Europe, Asia Pacific, or global economy and financial markets;

•	war, civil unrest, terrorist activities or threats, and heightened travel security measures instituted in response to these events;

•	global outbreaks of pandemics or contagious diseases or fear of such outbreaks, such as the recent coronavirus (COVID-19) outbreak;

•	climate change and resource scarcity, such as water and energy scarcity;

•	natural or man-made disasters, such as earthquakes, tsunamis, tornadoes, hurricanes, floods, wildfires, oil spills, and nuclear incidents;

•	changes in the desirability of particular locations or travel patterns of customers;

•	decreased corporate budgets and spending and cancellations, deferrals, or renegotiations of group business;

•	low consumer confidence, high levels of unemployment, and depressed housing prices;

•	the financial condition of the airline, automotive, and other transportation-related industries and its impact on travel;

•	decreased airline capacities and routes;

•	travel-related accidents;

•	oil prices and travel costs;

•	statements, actions, or interventions by governmental officials related to travel and corporate travel-related activities and the resulting negative public perception of such travel and activities;

•	domestic and international political and geo-political conditions, including changes in trade policy;

•	changes in taxes and governmental regulations that influence or set wages, prices, interest rates, or construction and maintenance procedures and costs;

•	the costs and administrative burdens associated with compliance with applicable laws and regulations;

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

These factors, and the reputational repercussions of these factors, can adversely affect, and from time to time have adversely affected, individual properties, particular regions, or our business as a whole. How we manage any one or more of these factors, or any crisis, could limit or reduce demand for the services we provide or the rates our portfolio of properties are able to charge for rooms or services, which could adversely affect our financial results and growth. These factors can also increase our costs or affect our ability to develop new properties or maintain and operate our existing portfolio of properties.
The hospitality industry is cyclical and adverse global economic conditions or low levels of economic growth could adversely affect our revenues and profitability as well as cause a decline in or limitation of our future growth.
Consumer demand for our products and services is closely linked to the performance of the general economy and sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence, high unemployment, or adverse political conditions can lower the revenues and profitability of our owned properties and the amount of management and franchise fee revenues we are able to generate from our managed and franchised properties. In addition, expenses associated with managing, franchising, licensing, or owning hotels, branded spas and fitness studios, and residential, vacation, and condominium ownership units are relatively fixed. These costs include personnel costs, interest, rent, property taxes, insurance, and utilities, all of which may increase at a greater rate than our revenues and/or may not be able to be reduced at the same rate as declining revenues. Where cost-cutting efforts are insufficient to offset declines in revenues, we could experience a material decline in margins and reduced or negative cash flows. If we are unable to decrease costs significantly or rapidly when demand for our hotels and other properties decreases, the decline in our revenues could have a particularly adverse impact on our net cash flows and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth. Economic downturns generally affect the results derived from owned properties more significantly than those derived from managed and franchised properties given the greater exposure owners have to the properties' performance. Our proportion of owned and leased properties, compared to the number of properties we manage or franchise for third-party owners, is larger than that of many of our competitors and, as a result, an economic downturn could have a greater adverse effect on our results of operations. As a result, changes in consumer demand and general business cycles can subject, and have subjected, our revenues, earnings, and results of operations to significant volatility.
Uncertainty regarding the future rate and pace of economic growth in different regions of the world makes it difficult to predict future profitability levels. Additionally, if economic weakness were to affect any particular regions of the world, it could have an adverse impact on our revenues and negatively affect our profitability.
Because we derive a portion of our revenues from operations outside the United States, the risks of doing business internationally, or in a particular country or region, could lower our revenues, increase our costs, reduce our profits, or disrupt our business.
We currently manage, franchise, or own hotels and resorts in 65 countries around the world. Our operations outside the United States represented approximately 17% of our revenues for the year ended December 31, 2019. The hotels and resorts we manage, franchise, or own outside of the United States represent approximately 39% of the rooms in our system-wide inventory at December 31, 2019. We expect our international operations may account for an increasing portion of our total revenues and rooms in the future.
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

•	currency exchange rate fluctuations or currency restructurings;

•	U.S. taxation of income earned abroad;

•	limitations on the redeployment of non-U.S. earnings;

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
While these factors and the impact of these factors are difficult to predict, any one or more of them could lower our revenues, increase our costs, reduce our profits, or disrupt our business. For example, in 2019, our financial results were adversely affected by political unrest in Hong Kong.
In addition, conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates, currency devaluations, or restructurings that could have a negative impact on our financial results. Our exposure to foreign currency exchange rate fluctuations or currency restructurings is expected to continue to grow if the relative contribution of our operations outside the United States increases.
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
Risks relating to natural or man-made disasters, contagious diseases, such as the recent coronavirus (COVID-19) outbreak, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our financial condition and results of operations.
Hurricanes, earthquakes, tsunamis, wildfires, and other man-made or natural disasters, as well as the spread or fear of spread of contagious diseases in locations where we own, manage, or franchise significant properties and areas of the world from which we draw a large number of guests, could cause a decline in the level of business and leisure travel in certain regions or as a whole and reduce the demand for lodging, which may adversely affect our financial and operating performance. Actual or threatened war, terrorist activity, political unrest, civil strife, and other geopolitical uncertainty could have a similar effect on our financial condition or our growth strategy. Any one or more of these events may reduce the overall demand for hotel rooms or limit the prices we can obtain for them, both of which could adversely affect our profits and financial results.
The current outbreak of a novel strain of coronavirus (COVID-19) first identified in Wuhan, China is resulting in closures of certain of our Greater China properties and significant declines in occupancy at many of our other Greater China properties all of which are included in the ASPAC management and franchising segment. On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern," and major airlines have canceled flights to and from China for an extended period of time, which we anticipate will further impact travel and tourism in China and across the globe. While the duration of business interruption from this outbreak and related financial impact cannot be reasonably estimated at this time, we expect that the results of both the ASPAC management and franchising segment and our consolidated financial results will be adversely affected in 2020. In addition, we expect that the outbreak will affect construction progress in Greater China, which will negatively impact our net rooms growth in 2020. At the time of this filing, the outbreak has been largely concentrated in Greater China, although cases have been confirmed in other countries. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and actions taken to contain the coronavirus or its impact, among others.

Risks Related to Our Business
Because we operate in a highly competitive industry, our revenues, profits, or market share could be harmed if we are unable to compete effectively, and new distribution channels, alternatives to traditional hotels, and industry consolidation among our competitors may negatively impact our business.
The segments of the hospitality industry in which we operate are subject to intense competition. Our principal competitors are other operators of full service, select service, including extended stay, all-inclusive, and wellness properties, including other major hospitality chains with well-established and recognized brands. Some of these major hospitality chains are larger than we are based on the number of properties or rooms they manage, franchise, or own or based on the number of geographic locations in which they operate. Some of our competitors also have significantly more members participating in their loyalty programs which may enable them to attract more customers and more effectively retain such guests. Our competitors may also have greater financial and marketing resources than we do, which could allow them to improve their properties and expand and improve their marketing efforts in ways that could adversely affect our ability to compete for guests effectively. In addition to these competitors, we also compete against smaller hotel chains and independent and local hotel owners and operators.
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
The hospitality industry has experienced significant consolidation, and we expect this trend may continue as companies attempt to strengthen or hold their market positions in a highly competitive and evolving industry. Consolidation by our competitors will give them increased scale and may enhance their capacity, abilities, and resources and lower their cost structure, causing us to be at a competitive disadvantage. If we lose market share or are not able to successfully attract third-party hotel owners to our brands as a result of this consolidation, our results of operations, cash flow, business, and overall financial condition could be materially adversely affected.
Significant increases in the volume of sales made through third-party internet travel intermediaries could have an adverse impact on consumer loyalty to our brand and could negatively affect our revenues and profits.
We expect to continue to derive most of our business from traditional channels of distribution and our digital platforms. However, consumers worldwide routinely use internet travel intermediaries to book travel. Some of these intermediaries are attempting to increase the importance of generic quality indicators (such as "four-star downtown hotel") at the expense of brand identification. These intermediaries hope that consumers will eventually develop brand loyalties to their reservation systems rather than to our brands. Some of these intermediaries have launched their own loyalty programs to further develop loyalties to their reservation systems. In addition, these intermediaries typically obtain higher commissions or other potentially significant contract concessions, increasing the overall cost of these third-party distribution channels. If the volume of sales made through internet travel intermediaries continues to increase, consumers may develop stronger loyalties to these intermediaries rather than to our brands, our distribution costs could increase significantly, and our business revenues and profits could be harmed.
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
Cyber risk and the failure to maintain the integrity of customer, colleague, or company data could adversely affect our business, harm our reputation, and/or subject us to costs, fines, penalties, investigations, enforcement actions, or lawsuits.
We collect, use, and retain large volumes of customer data, including payment card numbers and other personal information for business, marketing, and other purposes, and our various information technology systems capture, process, summarize, and report such data. We also maintain personal information and other data about our colleagues. We store and process such customer, colleague, and company data both at onsite facilities and at third-party owned facilities including, for example, in third-party hosted cloud environments. We also rely on the availability of information technology systems to operate our business, including communications, reservations, digital platforms, including the loyalty program, guest services, payments, and other general operations. The integrity and protection of customer, colleague, and company data, as well as the continuous operation of our systems, are critical to our business. Our customers and colleagues expect we will adequately protect their personal information and that our services will be continuously available.
The regulations and contractual obligations applicable to security and privacy are increasingly demanding, both in the United States and in other jurisdictions where we operate, and cyber threat actors regularly target the hospitality industry. In addition, the scope and complexity of the cyber-threat landscape could affect our ability to adapt to and comply with changing regulatory obligations and expectations. Because of the scope and complexity of our information technology structure, our reliance on third parties to support and protect our structure and data, and the constantly evolving cyber-threat landscape, our systems may be vulnerable to disruptions, failures, unauthorized access, cyber-terrorism, human error, negligence, fraud, or other misuse. Moreover, our systems, colleagues, and customers may be targeted by social engineering attacks or account takeover tactics that may, among other things, aim to obtain funds or information fraudulently. These or similar occurrences, whether accidental or intentional, could result in an interruption in the operation of our systems or theft, unauthorized access, disclosure, loss, and fraudulent or unlawful use of customer, colleague, or company data, all of which could impact our business, result in operational inefficiencies or loss of business, create negative publicity, cause harm to our reputation, or subject us to remedial and other costs, fines, penalties, investigations, enforcement actions, or lawsuits. Additionally, we increasingly rely on franchisees and licensees who operate their own networks and engage with their own service providers, and a security incident involving such networks could affect our reputation and result in operational inefficiencies or loss of business.
We have disclosed prior incidents involving cyber threat actors who have attacked our systems, as well as those operated by third-parties, to gain access to devices that process payment card or other data. We expect ongoing attempts to gain access to our systems and those operated by our third-party owners, franchisees, licensees, and vendors. We continue to use an evolving privacy and security risk management framework utilizing risk assessments to identify priorities for enhancements, including enhancement efforts that involve implementing technologies such as payment card tokenization and point-to-point encryption, advanced endpoint detection, network segmentation, and secure web and email gateways. While we implement security measures designed to safeguard our systems and data, and intend to continue implementing additional measures in the future, our implementation efforts may be incomplete or our measures may not be sufficient to maintain the confidentiality, security, or availability of the data we collect, store, and use to operate our business. We work to continuously evaluate our security posture throughout our business and make appropriate changes to our operating processes and improve our defenses. We maintain insurance designed to provide coverage for cyber risks related to the theft, loss, and fraudulent, or unlawful use of customer, colleague, or company data in our systems, but future occurrences could result in costs and business impacts that may not be covered or may be in excess of any available insurance that we may have arranged. As a result, future incidents could have a material impact on our business and adversely affect our financial condition and results of operations.
Information technology system failures, delays in the operation of our information technology systems, or system enhancement failures could reduce our revenues and profits and harm the reputation of our brands and our business.
Our success depends on the efficient and uninterrupted operation of our information technology systems. For example, we depend on our central reservation system, which allows bookings by hotels directly, via telephone through our global contact centers, by travel agents, through our digital platforms, and through our online reservations partners. In addition, we depend on information technology to run our day-to-day operations, including, among others, hotel services and amenities such as guest check-in and check-out, housekeeping and room service, and systems for tracking and reporting our financial results and the financial results of our hotels.
Our information technology systems are vulnerable to damage or interruption from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins, and similar events. The occurrence of any of these natural disasters or unanticipated problems at any of our information technology facilities or any of our global contact centers could cause interruptions or delays in our business, loss of data, or render us unable to process reservations.
In addition, if our information technology systems are unable to provide the information communications capacity that we need or if our information technology systems suffer problems caused by installing system enhancements, we could experience similar failures or interruptions. If our information technology systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures or if our property and business interruption insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could be reduced and the reputation of our brands and our business could be harmed.

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
Competition for Guests
We compete for guests at our hotels and our resorts and for customers of our services, based primarily on brand name recognition and reputation, location, customer satisfaction, room rates, quality of service, amenities, quality of accommodations, security, our cancellation policy, and the ability to earn and redeem loyalty program points.
Competition for Management and Franchise Agreements
We compete for management agreements based primarily on the value and quality of our management services, our brand name recognition and reputation, the level of our management fees, the cost of our system-wide services, the terms of our management agreements (including compared to the terms our competitors offer), and the economic advantages to the property owner of retaining our management services and using our brand name. We compete for franchise agreements based primarily on brand name recognition and reputation, the room rate that can be realized, the cost of our system-wide services, and royalty fees charged. Other competitive factors for management and franchise agreements are relationships with property owners and investors, availability and affordability of financing, marketing support, loyalty programs, reservation and e-commerce system capacity and efficiency, distribution channels, limitations on the expansion of one or more of our brands in certain geographic areas due to restrictions previously agreed to in order to secure management and franchise opportunities, and the ability to provide capital that may be necessary to obtain management and franchise agreements.
Competition for Residential, Vacation, and Condominium Ownership Properties
The residential, vacation, and condominium ownership properties which we manage, own, or to which we provide services or license our trademarks compete with other hotel and resort properties principally on the basis of location, quality of accommodations, price, financing terms, quality of service, terms of property use, opportunity to exchange for time at other vacation properties, as applicable, and brand name recognition and reputation. In addition, our residential and condominium ownership properties compete with peer-to-peer inventory sources that allow travelers to book stays on websites that facilitate the short-term rental of homes and apartments from owners, such as Airbnb, Vrbo, and Vacasa, and residential projects affiliated with branded hospitality companies. Our vacation ownership business also competes with national and independent vacation ownership club operators and owners reselling their interests in these properties, which could reduce demand or prices for new vacation ownership properties.

Adverse incidents at, or adverse publicity concerning, our properties or our corporate responsibilities could harm our brands and reputation, as well as adversely affect our market share, business, financial condition, or results of operations.
Our brands and our reputation are among our most important assets. Our ability to attract and retain guests and colleagues depends, in part, upon the external perceptions of Hyatt, the quality of our hotels and services, and our corporate and management integrity. An incident involving the potential safety or security of our guests or colleagues, or adverse publicity regarding safety or security at our competitors' properties, or in respect of our third-party vendors or owners and the industry, and any media coverage resulting therefrom, may harm our brands and reputation, cause a loss of consumer confidence in Hyatt and the industry, and negatively impact our results of operations. Additionally, our reputation could be harmed if we fail to, or are perceived to, not comply with various regulatory requirements or if we fail to act responsibly or are perceived as not acting responsibly in a number of areas such as safety and security, data security, diversity and inclusion, sustainability, responsible tourism, environmental stewardship, supply chain management, climate change, human rights, and philanthropy and support for local communities. The continued expansion in the use and influence of social media has compounded the potential scope of the negative publicity that could be generated and could increase our costs, lead to litigation or governmental investigations, or result in negative publicity that could damage our reputation. Adverse incidents have occurred in the past and may occur in the future. Negative incidents could lead to tangible adverse effects on our business, including lost sales, boycotts, reduced enrollment and/or participation in the loyalty program, disruption of access to our digital platforms, loss of development opportunities, or colleague retention and recruiting difficulties. Any decline in the reputation or perceived quality of our brands or corporate image could adversely affect our market share, business, financial condition, or results of operations.
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
Generally, termination rights under performance tests are based upon the property's individual performance, its performance when compared to a specified set of competitive hotels branded by other hotel operators, or both. Some agreements require a failure of one test, and other agreements require a failure of more than one test, before termination rights are triggered. These termination rights are usually triggered if we do not meet the performance tests over multiple years. Generally, we have the option to cure performance failures by making an agreed-upon cure payment. However, our cure rights may be limited in some cases, and the failure to meet the performance tests may result in the termination of our management agreement. In the past we have (1) failed performance tests, received notices of termination, and elected to make cure payments, (2) failed performance tests and negotiated an alternative resolution, and (3) failed performance tests and elected not to make a cure payment. When any termination notice is received, we evaluate all relevant facts and circumstances at the time in deciding whether to cure. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements" for more information related to performance test payments. In addition, some of our management agreements give third-party property owners the right to terminate upon payment of a termination fee to us after a certain period of time, upon sale of the property, or another stated event. Our franchise agreements typically require franchisees to pay a fee to us before terminating. In addition, if an owner files for bankruptcy, our management and franchise agreements may be terminable under applicable law. If a management or franchise agreement terminates, we would lose the revenues we derive from that agreement and could incur costs related to ending our relationship with the third party and exiting the property.
Certain of our contractual arrangements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels.
The terms of certain guarantees to hotel owners may require us to fund shortfalls if the hotels do not attain specified levels of operating profit. This guaranteed funding to hotel owners may not be recoverable to us and could lower our profits and reduce our cash flows. As an example, in 2013, we entered into management agreements for four managed hotels in France ("the four managed hotels in France") and a related performance guarantee for the first seven years of the management agreements, pursuant to which we have had to make payments to the owner and expect to make payments through the term of the guarantee which expires on April 30, 2020. The performance guarantee stipulated a maximum performance guarantee commitment of €377 million, which is reduced by annual payments made under the guarantee. While neither the cumulative payments to date nor expected payments under this or other guarantees have been or are expected to be significant to our liquidity, future payments under these performance guarantees may adversely affect our financial performance and results of operations. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements" for more information related to our guarantees.
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

Economic and other conditions may adversely impact the valuation of our assets resulting in impairment charges that could have a material adverse impact on our results from operations.
We hold significant amounts of goodwill, intangible assets, property and equipment, and investments. On a regular basis, we evaluate our assets for impairment based on various triggers, including actual operating losses and trends of projected revenues and profitability and potential or actual terminations of underlying management and franchise agreements. During times of economic distress, declining demand and declining earnings often result in declining asset values. As a result, we have incurred and may incur future impairment charges, which could be material and may adversely affect our earnings.
We plan to sell selected properties; however, we may be unable to sell our selected properties at acceptable terms and conditions, if at all.
As part of our capital strategy, including our announced plan to sell $1.5 billion in owned assets by March 31, 2022, we plan, from time to time, to sell certain properties, subject to a management or franchise agreement, with the primary purpose of reinvesting the proceeds to support the growth of our business. As we actively market and look to sell selected properties, general economic conditions along with property-specific issues may negatively affect the value of our properties or prevent us from selling the property on acceptable terms or prevent us from selling properties within our previously announced timeframe. We cannot guarantee that we will be able to consummate any such sales on commercially reasonable terms or at all, or that we will realize any anticipated benefits from such sales. Real estate investments often cannot be sold quickly. Dispositions of real estate assets can be particularly difficult in a challenging economic environment, as financing alternatives are often limited for potential buyers. As a result, economic conditions may prevent potential purchasers from obtaining financing on acceptable terms, if at all, thereby delaying or preventing our ability to sell the properties selected for disposition. Our inability to sell assets, or to sell such assets at attractive prices, could have an adverse impact on our ability to realize proceeds for reinvestment or the return of capital to shareholders, and ultimately to execute on our long-term strategy. In addition, even if we are successful in consummating sales of selected properties, such dispositions may result in losses.
We may seek to expand our business through acquisitions of and investments in other businesses and properties, or through alliances and these activities may be unsuccessful or divert our management's attention.
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
In addition, in conjunction with financing obtained for our hospitality ventures, we may provide completion guarantees, debt repayment guarantees, or standard indemnifications to lenders for loss, liability, or damage occurring as a result of our actions or actions of the other hospitality venture owners.
If our hospitality ventures fail to provide accurate and/or timely information that is required to be included in our financial statements, we may be unable to accurately report our financial results.
Preparing our financial statements requires us to have access to information regarding the results of operations, financial position, and cash flows of our hospitality ventures. Any deficiencies in our hospitality ventures' internal controls over financial reporting may affect our ability to report our financial results accurately or prevent fraud. Such deficiencies could also result in restatements of, or other adjustments to, our previously reported or announced financial results, which could diminish investor confidence and reduce the market price for our shares. Additionally, if our hospitality ventures are unable to provide this information for any meaningful period or fail to meet expected deadlines, we may be unable to satisfy our financial reporting obligations or file our periodic reports in a timely manner.

Cash distributions from our hospitality ventures could be limited by factors outside our control that could reduce our return on investment and our ability to generate liquidity from these hospitality ventures.
Although our hospitality ventures may generate positive cash flow, in some cases, these hospitality ventures may be unable to distribute that cash to the hospitality venture partners. Additionally, in some cases, our hospitality venture partners control distributions and may choose to leave capital in the hospitality venture rather than distribute it. Because our ability to generate liquidity from our hospitality ventures depends on the hospitality ventures' ability to distribute capital to us, tax considerations or decisions of our hospitality venture partners could reduce our return on these investments. We include our pro rata share of Adjusted EBITDA attributable to our unconsolidated owned and leased hospitality ventures Adjusted EBITDA and our consolidated Adjusted EBITDA regardless of whether the cash flow of those ventures is, or can be, distributed to us.
Timing, budgeting, and other risks could result in delays or cancellations of our efforts to develop, redevelop, or renovate the properties that we own, or make these activities more expensive, which could reduce our profits or impair our ability to compete effectively.
We must maintain and renovate the properties that we own in order to remain competitive, maintain the value and brand standards of our properties, and comply with applicable laws and regulations. We also selectively undertake ground-up construction of properties together with hospitality venture partners in an effort to expand our brand presence. These efforts are subject to a number of risks, including:

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
Similarly, the cost of funding renovations and capital improvements may exceed budgeted amounts. Additionally, the timing of renovations and capital improvements can affect, and historically has affected, property performance, including occupancy and ADR, particularly if we need to close a significant number of rooms or other facilities, such as ballrooms, meeting spaces, or restaurants. Moreover, the investments that we make may fail to improve the performance of the properties in the manner that we expect.
Some of our existing development pipeline may not be developed into new hotels or may not open on the anticipated timeline, which could materially adversely affect our growth prospects.
At December 31, 2019, our executed contract base consisted of approximately 500 hotels, or approximately 101,000 rooms. The commitments of owners and developers with whom we have agreements are subject to numerous conditions, and the eventual development and construction of our pipeline not currently under construction is subject to numerous risks, including, in certain cases, obtaining governmental and regulatory approvals and adequate financing. As a result, we cannot assure you that our entire development pipeline will be completed and developed into new hotels or that those hotels will open when anticipated, which may impact our net rooms growth.

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
At times, we make loans to our third-party hotel owners or franchisees for hotel development expenditures when we enter into management or franchise agreements with third parties, including hospitality ventures. In other circumstances, we may also provide senior secured financing or subordinated forms of financing (also referred to as mezzanine financing) to third-party owners or franchisees. We could suffer losses if third-party property owners or franchisees default on loans that we provide. Additionally, we may provide financial guarantees to third-party lenders related to the timely repayment of all or a portion of the associated debt of certain of our properties. The guarantees may be for the full amount of the debt or may be limited to a portion of the debt. We typically obtain reimbursement agreements from our partner(s) or other third parties with the intent to limit our exposure to our share of the debt. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 6 to our Consolidated Financial Statements" for more information related to our loans and other financing arrangements and "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements" for more information related to our guarantees.
Our debt service obligations may adversely affect our cash flow and reduce our operational flexibility.
The terms of the indenture governing our Senior Notes (as defined in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements") and those of our revolving credit facility subject us to the following:

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
Additionally, a portion of our indebtedness, as well as certain derivative instruments and the terms of our revolving credit facility bear interest at fluctuating interest rates, some of which are tied to the London interbank offered rate for deposits of U.S. dollars ("LIBOR"). The discontinuation of LIBOR and replacement with an alternative reference rate may adversely impact interest rates.
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
We manage and franchise properties owned by third parties under the terms of management and franchise agreements and expect franchise ownership to continue to increase significantly over time. These agreements require third-party property owners or franchisees to comply with standards that are essential to maintaining our brand integrity and reputation. We depend on third-party property owners or franchisees to comply with these requirements by maintaining and improving properties through investments, including investments in furniture, fixtures, amenities, and personnel. If our third-party property owners or franchisees fail to make investments necessary to maintain or improve the properties we manage or franchise, our brand preference and reputation could suffer. Moreover, third-party owners or franchisees may be unwilling or unable to incur the cost of complying with brand standards for new and existing brands as such brands may evolve from time to time. This could result in poor hotel performance or force us to absorb costs to ensure that brand standards come to market in a timely fashion or exert resources to terminate agreements with such third-party owners or franchisees. Moreover, as we continue to increase our franchised hotel presence, our ability to maintain brand standards may become increasingly challenging.
In addition, we are continually evaluating and executing new initiatives, including new brands or marketing programs. We have invested capital and resources in owned real estate, property development, brand development, and brand promotion. If such initiatives are not well received by our colleagues, guests, and owners, they may not have the intended effect. We may not be able to recover the costs incurred in developing and launching new brands or other initiatives or to realize their intended or projected benefits, which could lower our profits.

The World of Hyatt loyalty program and our digital platforms build loyalty for our brands and drive hotel revenue which could be negatively impacted if we are unable to successfully operate the World of Hyatt loyalty program or further evolve the development and implementation of our digital platforms.
The World of Hyatt loyalty program is a platform for engagement with our most loyal guests, providing increased benefits and recognition as they continue to engage with Hyatt. We believe World of Hyatt will continue to develop loyalty by fostering personal relationships and creating emotional connections that inspire brand preference. The success of our business depends in part on attracting new consumers, enhancing digital platforms that are preferred by loyalty members, and on the continued participation of loyalty members in the loyalty program. If guests do not accept the loyalty program or if we are unable to operate the loyalty program successfully, our business could be adversely impacted. Further, our digital platforms are focused on driving outstanding guest experiences that differentiate Hyatt and drive revenue through direct bookings, but may not deliver all or part of the expected benefits. If our digital platforms do not evolve in a way that is able to adapt to future technology or keep pace with changes in consumer preferences, our hotel performance could become increasingly challenged.
Labor shortages could restrict our ability to operate our properties or grow our business or result in increased labor costs that could reduce our profits.
Our success depends in large part on the ability to attract, retain, train, manage, and engage our colleagues. Our properties are staffed 24 hours a day, seven days a week by thousands of colleagues around the world. If we and our franchisees are unable to attract, retain, train, and engage skilled colleagues, our and our franchisees' ability to manage and staff properties adequately could be impaired, which could reduce customer satisfaction. Staffing shortages could also hinder our ability to grow and expand our business. Because payroll costs are a major component of the operating expenses at our properties, a shortage of skilled labor could also require higher wages that would increase labor costs, which could reduce our profits and the profits of our third-party owners or franchisees.
Negotiations of collective bargaining agreements, attempts by labor organizations to organize additional groups of our colleagues, or changes in labor laws could disrupt our operations, increase our labor costs, or interfere with the ability of our management to focus on executing our business strategies.
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
Our franchising and licensing businesses and our international operations are also subject to laws and regulations affecting those businesses.
Franchising
Our franchising business is subject to various state laws, as well as to regulations enacted by the Federal Trade Commission ("FTC"). A number of states require franchisors to register with the state and/or to make extensive disclosures to potential franchisees in connection with offers and sales of franchises in those states. The FTC also regulates the manner and substance of our disclosures to prospective franchisees. In addition, a number of states have "franchise relationship laws" or "business opportunity laws" that, among other restrictions, limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of agreements. Failure to comply with those laws can limit a franchisor's ability to enter into new franchise agreements or enforce the terms of existing franchise agreements and may create liability for fines, penalties, and civil judgments.
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
The Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRSHR Act") expanded sanctions against Iran and Syria. In addition, the ITRSHR Act instituted disclosure requirements in annual and quarterly reports for public companies engaged in, or affiliated with an entity engaged in certain activities involving the Government of Iran, or involving other entities and persons targeted under certain OFAC sanctions, or otherwise involving specified activities under the ITRSHR Act. A company subject to Section 219 of the ITRSHR Act must make detailed disclosures about certain activities knowingly conducted by it or any of its affiliates. We did not identify any 2019 activities required to be disclosed. In the event Hyatt were to engage in certain activities that are subject to disclosure pursuant to Section 219 of the ITRSHR Act and Section 13(r) of the Exchange Act, we would be required to separately file, concurrently with any ITRSHR Act disclosure, a notice to the SEC that such activities were disclosed in our quarterly or annual report filings, which notice must also contain the information required by Section 13(r) of the Exchange Act. The SEC is required to post this notice of disclosure on its website and send the report to the President and certain Congressional committees. The President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed on the Company. Disclosure of such activities, even if they are not subject to sanctions under applicable law, and any sanction actually imposed on us or our affiliates as a result of these activities, could harm our reputation and brands and have a negative impact on our results of operations.
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
We, our owners, hospitality ventures, and our franchisees and licensees carry insurance from solvent insurance carriers that we believe is adequate for foreseeable losses and with terms and conditions that are reasonable and customary. Nevertheless, market forces beyond our control could limit the scope of the insurance coverage that we, our owners, hospitality ventures, our franchisees, or licensees can obtain or restrict our ability, our owners', our hospitality ventures', our franchisees', or licensees' ability to buy insurance coverage at reasonable rates. In the event of a substantial loss, the insurance coverage that we carry, our owners, hospitality ventures, franchisees, or licensees carry may not be sufficient to pay the full value of our financial obligations, our liabilities, or the replacement cost of any lost investment or property loss. In addition, there are other risks that may fall outside of the general coverage limits of our policies, may be uninsurable, or with respect to which the cost of insurance is too expensive to justify. In some cases, these factors could result in certain losses being completely uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenues, profits, management fees, franchise fees, or license fees from the property, we could remain obligated for performance guarantees in favor of third-party property owners or for their debt or other financial obligations, suffer an uninsured or underinsured property loss, or we may not have sufficient insurance to cover awards or damages resulting from our liabilities. If the insurance that we carry, our owners, hospitality ventures, franchisees, or licensees carry does not sufficiently cover damages or other losses or liabilities, our profits could be adversely affected.

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
Our global operations subject us to income and non-income based taxes such as sales, use, value added, goods and services, payroll, property, and franchise taxes in numerous jurisdictions. Our future tax expenses and liabilities could be affected by changes in tax laws or the interpretation of the tax laws, as well as changes in our business operations. Our future tax expense could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time, the U.S. federal, state, local, and foreign governments make substantive changes to tax rules and the application thereof, such as the Tax Cuts and Jobs Act of 2017 ("2017 Tax Act") and the Base Erosion and Profit Shifting project ("BEPS") being undertaken by the Organization for Economic Cooperation and Development. Legislative and tax treaty changes and the interpretation thereof could result in materially higher corporate taxes than would be incurred under existing tax law or interpretation and could adversely impact profitability. For example, the 2017 Tax Act and related interpretive guidance, including Treasury regulations in both proposed and final form, have significantly changed the U.S. federal income taxation of U.S. corporations. The interpretation of this legislation remains unclear in some respects and continues to be subject to technical corrections and interpretive guidance. State and local tax authorities have also increased their efforts to increase revenues through changes in tax law and audits. Such changes and proposals, if enacted, could increase our future effective income tax rates.
We are subject to on-going and periodic audits by the Internal Revenue Service ("IRS") and various state, local, and foreign tax authorities and currently are engaged in disputes with certain of such tax authorities. We are a party to certain agreements with tax authorities that reduce or defer the amount of tax we pay. The ultimate results of these agreements, or the expiration of such agreements, or changes in circumstances or in the interpretation of such agreements, could increase our tax costs. We believe we have established adequate reserves for potential tax liabilities, but the final amount of taxes, including interest and penalties, assessed and paid could exceed the amount of such reserves, which could reduce our profits and cash position.
We are exposed to counterparty and credit risk and fluctuations in the market values of our investment portfolio.
Cash balances not required to fund our daily operating activities are invested in interest-bearing investments with a greater focus placed on capital preservation than on investment return. The majority of our cash and cash equivalent balances are held on deposit with high quality financial institutions that hold long-term ratings of at least BBB or Baa from S&P or Moody's, respectively, and in AAA-rated money market funds. As such, we are exposed to counterparty risk on our cash and cash equivalent balances. We also have established investment accounts for purposes of investing portions of cash resources for the World of Hyatt loyalty program, certain benefit programs, and our captive insurance companies. Although we have not recognized any significant losses to date on these investments, any significant declines in their market values could materially adversely affect our financial condition and results. Credit ratings and pricing of these investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk, or other factors. As a result, the value and liquidity of our investments could decline and result in impairments, which could materially adversely affect our financial condition and results.
Risks Related to Share Ownership and Other Stockholder Matters
Our stock price has been and is likely to continue to be volatile, and holders of Class A common stock may not be able to resell shares at or above the price paid.
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
While we currently pay a quarterly cash dividend to our stockholders, we may change our dividend policy at any time, and we may not continue to declare cash dividends. Further, pursuant to our share repurchase program, we are authorized to purchase shares of our common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase ("ASR") transaction. Our dividend payments or share repurchase program may change from time to time, and we may not continue to declare dividends or repurchase shares in any particular amounts, in amounts consistent with historical practice, or at all. Our repurchase program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares and the timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the timing and amount of cash proceeds from asset dispositions, the timing and amount of any like-kind exchange transactions and other tax-planning matters, the trading price of our common stock, the nature of other investment opportunities, and other factors as our board of directors may deem relevant from time to time. A reduction in or elimination of our dividend payments or repurchase activity could have a negative effect on our stock price, increase volatility, or fail to enhance shareholder value. The actual declaration and payment of future dividends, the amount of any such dividends, and the establishment of record and payment dates, if any, are subject to determination by our board of directors after its review of our business strategy, applicable debt covenants, financial performance and position, and other factors as our board of directors may deem relevant from time to time. Our declaration and payment of future dividends is subject to risks and uncertainties, including: deterioration of our financial performance or position, inability to declare a dividend in compliance with applicable laws or debt covenants, an increase in our cash needs or decrease in available cash, and the business judgment of the board of directors that a declaration of a dividend is not in the best interest of our shareholders.
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
Our Class B common stock is entitled to ten votes per share and our Class A common stock is entitled to one vote per share. At January 31, 2020, Pritzker family business interests beneficially own, in the aggregate, 63,192,879 shares, or approximately 96.5%, of our Class B common stock, and 268,999 shares, or 0.8%, of Class A common stock, representing approximately 62.6% of the outstanding shares of our common stock and approximately 91.6% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests will be able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors, a merger, consolidation, or sale of all or substantially all of our assets and any other significant transaction. While the voting agreements are in effect, they may provide our board of directors with the effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. This concentrated control will limit your ability to influence corporate matters, and the interests of Pritzker family business interests may not coincide with our interests or your interests. As a result, we may take actions that you do not believe to be in our interests or your interests and that could depress our stock price. See also "—Voting agreements entered into with or among our major stockholders, including Pritzker family business interests, will result in a substantial number of our shares being voted consistent with the recommendation of our board of directors, and may limit your ability to influence the election of directors and other matters submitted to stockholders for approval."
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
Pritzker family business interests, which beneficially own at January 31, 2020, directly or indirectly, 63,461,878 shares, or 62.6% of our total outstanding common stock and control approximately 91.6% of our total voting power, have entered into a voting agreement with respect to all shares of common stock beneficially owned by Pritzker family business interests. During the term of the voting agreement, which expires on the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by non-Pritzker family business interests, Pritzker family business interests have agreed to vote their shares of our common stock consistent with the recommendation of our board of directors with respect to all matters (assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker)) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). In addition, at January 31, 2020, the stockholders party to the 2007 Stockholder's Agreement beneficially own, in the aggregate, approximately 3.5% of our outstanding Class B common stock, representing approximately 3.3% of the total voting power of our outstanding common stock. Pursuant to the 2007 Stockholder's Agreement, the stockholders party thereto have entered into a voting agreement with us, with respect to the shares of common stock that they beneficially own, and have agreed to vote their shares of common stock consistent with the recommendation of our board of directors, without any separate requirement that our independent directors agree with the recommendation. These voting agreements expire on the date that Thomas J. Pritzker is no longer chairman of our board of directors. See Part I, Item 1, "Business—Stockholder Agreements."
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
Future sales in the public market of Class A common stock issuable upon conversion of Class B common stock, or the perception in the market that the holders of a large number of shares of Class B common stock intend to sell shares, could reduce the market price of our Class A common stock. At January 31, 2020, we had 35,841,277 shares of Class A common stock outstanding and 65,463,274 shares of Class B common stock outstanding.
At January 31, 2020, 34,094,794 shares of Class A common stock are freely tradable in the public market without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act") unless these shares are held by any of our "affiliates," as that term is defined in Rule 144 under the Securities Act ("Rule 144"). The remaining 1,746,483 outstanding shares of Class A common stock and 65,463,274 outstanding shares of Class B common stock are deemed "restricted securities," as that term is defined in Rule 144. Restricted securities may be sold in the public market only if they are registered under the Securities Act or they qualify for an exemption from registration under Rule 144 or Rule 701 under the Securities Act ("Rule 701"). Of these restricted securities, 2,270,395 shares of Class B common stock are held by shareholders party to the 2007 Stockholders' Agreement and are otherwise eligible to be sold at any time, subject to the applicable rights of first refusal, "drag along" rights and other restrictions contained in the 2007 Stockholders' Agreement. See Part I, Item 1, "Business—Stockholder Agreements—2007 Stockholders' Agreement." Another 1,494,722 shares of Class A common stock that are deemed restricted securities are otherwise eligible to be sold at any time.
The rest of the restricted securities, consisting of 63,192,879 shares of Class B common stock and 251,761 shares of Class A common stock, together with 17,238 shares of Class A common stock previously registered, are subject to contractual lock-up and certain other restrictions contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement as described in Part I, Item 1, "Business—Stockholder Agreements." These contractual restrictions may be amended, waived, or terminated by the parties to those agreements in accordance with the terms of such agreements without our consent and without notice; the 25% limitation on sales of our common stock may, with respect to each 12 month period, be increased to a higher percentage or waived entirely by the unanimous affirmative vote of our independent directors (excluding for such purposes any Pritzker). All such shares of Class A common stock, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, will be eligible for resale in compliance with Rule 144 or Rule 701 to the extent the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement or the Amended and Restated Foreign Global Hyatt Agreement, as applicable, are waived or terminated with respect to such shares.
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

Time Period	Number of Shares*
During the 12 month period from November 5, 2019 through November 4, 2020	18,879,779
During the 12 month period from November 5, 2020 through November 4, 2021	14,969,525
During the 12 month period from November 5, 2021 through November 4, 2022	7,498,371
During the 12 month period from November 5, 2022 through November 4, 2023	6,419,886
During the 12 month period from November 5, 2023 through November 4, 2024	6,419,886
During the 12 month period from November 5, 2024 through November 4, 2025	6,271,290
During the 12 month period from November 5, 2025 through November 4, 2026	3,001,963
*The foregoing numbers are based on information at January 31, 2020 and assume that the maximum number of shares permitted to be sold during each period set forth above are, in fact, sold during each such period. To the extent any shares are not sold during the first time period that such shares are eligible to be sold as described above, the number of shares that may be sold in subsequent time periods may change.
In addition, at December 31, 2019, 2,651,111 shares of our Class A common stock were reserved for issuance under the Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan ("LTIP"). These shares of Class A common stock will become eligible for sale in the public market once those shares are issued or awarded under our LTIP, subject to provisions of various award agreements and Rule 144, as applicable. In addition, 339,498 shares of our Class A common stock were reserved for issuance under the Hyatt Hotels Corporation Employee Stock Purchase Plan ("ESPP"), 1,169,195 shares of our Class A common stock remained available for issuance pursuant to the Amended and Restated Hyatt Corporation Deferred Compensation Plan ("DCP"), and 300,000 shares of Class A common stock remained available for issuance pursuant to the Hyatt International Hotels Retirement Plan (commonly known as the Field Retirement Plan) ("FRP").
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
Holders of 65,463,274 shares of our Class B common stock (or 64.6% of our total outstanding shares of common stock at January 31, 2020), including Pritzker family business interests, have rights, subject to certain conditions, to require us to file registration statements registering sales of shares of Class A common stock acquired upon conversion of such Class B common stock or to include sales of such shares of Class A common stock in registration statements that we may file for ourselves or for other stockholders. In order to exercise such registration rights, the holder must be permitted to sell shares of its common stock under applicable lock-up restrictions. See "—A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well" and Part I, Item 1, "Business—Stockholder Agreements" for additional information with respect to these lock-up provisions. Subject to compliance with applicable lock-up agreements, shares of Class A common stock sold under the registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of Class A common stock issuable upon conversion of shares of Class B common stock are sold in the public market, such sales could reduce the trading price of our Class A common stock. These sales also could impede our ability to raise future capital. Additionally, we will bear all expenses in connection with any such registrations (other than underwriting discounts).
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
Subsequent to November 2019, a limited partnership for the benefit of Daniel F. Pritzker and/or certain of his lineal descendants engaged in sales and similar transactions representing an aggregate of 762,854 shares of Class A common stock and/or Class A common stock issuable upon conversion of shares of Class B common stock. After giving effect to these transactions, as well as sales prior to November 2019 by (i) entities affiliated with Goldman Sachs & Co. LLC, non-U.S. situs trusts for the benefit of Jay Robert Pritzker and Anthony N. Pritzker and/or certain of their lineal descendants, of which CIBC Trust Company (Bahamas) Limited served as trustee, and the Pritzker Family Foundation that resulted in such entities no longer holding any shares registered for resale on the May 2017 shelf registration statement, and (ii) the Anthony N. Pritzker Family Foundation that resulted in such entity holding fewer shares than are registered for resale on the 2017 shelf registration statement, as of the date of this filing, 11,920,151 shares of the 28,270,281 shares originally registered for resale on the May 2017 shelf registration statement continue to be eligible to be sold pursuant to the May 2017 shelf registration statement during the 12 month period commencing November 5, 2019 through November 4, 2020 under the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement. Subsequent to November 4, 2020, and assuming no further sales, 13,778,829 shares of the 28,270,281 shares originally registered for resale on the May 2017 shelf registration statement will continue to be eligible to be sold pursuant to the May 2017 shelf registration statement. Additional shares may be registered on the shelf registration statement in the future as such shares are eligible to be sold in accordance with the registration rights agreements and lock-up restrictions. See "—A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well" for additional information with respect to the lock-up provisions.
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
Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties:
The following table sets forth a description of each owned or leased property in the Hyatt portfolio of properties, excluding branded spas and fitness studios, at December 31, 2019.

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Owned and Leased Hotels

Full Service
Americas Owned:
Park Hyatt Chicago	Chicago, IL	198		100%
Park Hyatt New York	New York, NY	211		100%
Grand Hyatt New York (4)	New York, NY	1,298		100%
Grand Hyatt Rio de Janeiro	Rio de Janeiro, Brazil	436		100%
Grand Hyatt San Antonio (4)	San Antonio, TX	1,003		100%
Hyatt Regency Aruba Resort Spa and Casino (4)	Palm Beach, Aruba, Dutch Caribbean	359		100%
Hyatt Regency Baltimore Inner Harbor (4)	Baltimore, MD	488		100%
Hyatt Regency Green Bay	Green Bay, WI	241		100%
Hyatt Regency Greenwich	Old Greenwich, CT	373		100%
Hyatt Regency Indian Wells Resort & Spa	Riverside-San Bernadino, CA	530		100%
Hyatt Regency Lake Tahoe Resort, Spa and Casino	Incline Village, NV	422		100%
Hyatt Regency Long Beach (4)	Long Beach, CA	528		100%
Hyatt Regency Lost Pines Resort and Spa	Lost Pines, TX	491		100%
Hyatt Regency Miami (4)	Miami, FL	615		100%
Hyatt Regency O'Hare Chicago	Rosemont, IL	1,095		100%
Hyatt Regency Orlando	Orlando, FL	1,641		100%
Hyatt Regency Phoenix	Phoenix, AZ	693		100%
Hyatt Regency San Antonio Riverwalk (4)	San Antonio, TX	630		100%
Hyatt Centric The Pike Long Beach (4)	Long Beach, CA	138		100%
The Confidante Miami Beach	Miami Beach, FL	354		100%
The Driskill (4)	Austin, TX	189		100%
Americas Owned		11,933	21

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Americas Leased:
Hyatt Regency San Francisco (3) (6)	San Francisco, CA	821		—%
Andaz West Hollywood (3) (6)	West Hollywood, CA	239		—%
Americas Leased		1,060	2

Total Americas Owned and Leased Hotels		12,993	23

EAME/SW Asia Owned:
Park Hyatt Paris - Vendôme	Paris, France	155		100%
Park Hyatt Zurich (4)	Zurich, Switzerland	138		100%
Hyatt Regency Baku	Baku, Azerbaijan	159		100%
Hyatt Regency Bishkek (4)	Bishkek, Kyrgyz Republic	178		98%
Andaz London Liverpool Street (7)	London, England	267		100%
EAME/SW Asia Owned		897	5

EAME/SW Asia Leased:
Hyatt Regency Cologne (3) (6)	Cologne, Germany	306		—%
Hyatt Regency Mainz (3) (6)	Mainz, Germany	268		—%
Andaz Amsterdam Prinsengracht (3) (6)	Amsterdam, The Netherlands	122		—%
EAME/SW Asia Leased		696	3

Total EAME/SW Asia Owned and Leased Hotels		1,593	8

Total Full Service Owned and Leased Hotels		14,586	31

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Select Service
Owned:
Hyatt Place Macaé	Macaé, Brazil	141		100%
Hyatt Place São José do Rio Preto	São José do Rio Preto, Brazil	152		100%
Select Service Owned:		293	2

Leased:
Hyatt Place Amsterdam Airport (3) (6)	Amsterdam, The Netherlands	330		—%
Hyatt Place Atlanta / Buckhead (2)	Atlanta, GA	171		—%
Select Service Leased:		501	2

Total Select Service Owned and Leased Hotels		794	4

Wellness
Miraval Austin Resort and Spa	Austin, TX	117		100%
Cranwell Spa & Golf Resort	Lenox, MA	148		100%
Miraval Arizona Resort and Spa	Tucson, AZ	145		100%

Total Wellness Owned and Leased		410	3

Unconsolidated Hospitality Venture Hotels

Full Service
Americas Unconsolidated Hospitality Ventures:
Grand Hyatt São Paulo	São Paulo, Brazil	467		50%
Hyatt Regency Andares Guadalajara	Zapopan, Mexico	257		50%
Hyatt Regency Columbus (4)	Columbus, OH	633		24%
Hyatt Regency Crystal City at Reagan National Airport	Arlington, VA	686		50%
Hyatt Regency Huntington Beach Resort and Spa	Huntington Beach, CA	517		40%
Hyatt Regency Jersey City on the Hudson	Jersey City, NJ	351		50%
Andaz Mayakoba Resort Riviera Maya	Playa del Carmen, Mexico	214		40%
Americas Unconsolidated Hospitality Ventures		3,125	7

EAME/SW Asia Unconsolidated Hospitality Ventures:
Park Hyatt Hamburg (3) (5)	Hamburg, Germany	252		—%
Park Hyatt Milan	Milan, Italy	106		30%
Grand Hyatt Mumbai & Residences	Mumbai, India	548		50%
Hyatt Regency Ahmedabad	Ahmedabad, India	209		50%
Andaz Delhi	New Delhi, India	401		50%
Andaz Vienna Am Belvedere	Vienna, Austria	303		50%
EAME/SW Asia Unconsolidated Hospitality Ventures		1,819	6

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)

ASPAC Unconsolidated Hospitality Ventures:
Grand Hyatt Bali	Bali, Indonesia	636		10%
Hyatt Regency Bali	Bali, Indonesia	363		10%
ASPAC Unconsolidated Hospitality Ventures		999	2

Total Full Service Unconsolidated Hospitality Ventures		5,943	15

Select Service Unconsolidated Hospitality Ventures
Hyatt Place Atlanta / Centennial Park	Atlanta, GA	175		50%
Hyatt Place Celaya	Celaya, Mexico	145		50%
Hyatt Place Denver / Downtown	Denver, CO	248		50%
Hyatt Place Glendale / Los Angeles	Los Angeles/Long Beach, CA	179		40%
Hyatt Place Los Cabos	San Jose del Cabo, Mexico	157		50%
Hyatt Place Panama City / Downtown	Panama City, Panama	165		29%
Hyatt Place San Jose Airport	San Jose, CA	190		40%
Hyatt Place Tijuana	Tijuana, Mexico	145		50%
Hyatt House Denver / Downtown	Denver, CO	113		50%
Hyatt House Nashville at Vanderbilt	Nashville, TN	201		50%
Hyatt House San Jose Airport	San Jose, CA	165		40%
Total Select Service Unconsolidated Hospitality Ventures		1,883	11

Total Unconsolidated Hospitality Ventures		7,826	26

(1)	Unless otherwise indicated, ownership percentages include both the property and the underlying land.

(2)	Property is accounted for as a finance lease.

(3)	Property is accounted for as an operating lease.

(4)	Our ownership interest in the property is subject to a third-party ground lease on the land.

(5)	We own a 50% interest in the entity that is the operating lessee, and it is an unconsolidated hospitality venture.

(6)	We own a 100% interest in the entity that is the operating lessee.

(7)	Our ownership interest is derived through a long leasehold interest in the hotel building, with a nominal annual rental payment.

Below is a summary of our Hyatt managed and franchised hotels, including owned and leased hotels, by segment for all periods presented.

	December 31, 2019		December 31, 2018		December 31, 2017
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Americas Management and Franchising
Full Service Hotels
Managed	157	71,397	169	72,217	118	61,154
Franchised	67	20,356	57	17,981	52	15,636
Full Service Hotels	224	91,753	226	90,198	170	76,790
Select Service Hotels
Managed	62	9,054	58	8,393	64	9,137
Franchised	356	49,211	325	44,753	293	40,607
Select Service Hotels	418	58,265	383	53,146	357	49,744
ASPAC Management and Franchising
Full Service Hotels
Managed	110	36,026	102	33,570	80	29,173
Franchised	6	1,933	4	1,591	3	1,286
Full Service Hotels	116	37,959	106	35,161	83	30,459
Select Service Hotels
Managed	29	5,307	23	3,903	15	2,533
Franchised	1	160	—	—	—	—
Select Service Hotels	30	5,467	23	3,903	15	2,533
EAME/SW Asia Management and Franchising
Full Service Hotels
Managed	95	24,323	81	21,602	76	20,654
Franchised	11	2,098	6	1,215	2	148
Full Service Hotels	106	26,421	87	22,817	78	20,802
Select Service Hotels
Managed	17	2,803	16	2,531	14	2,134
Franchised	2	443	2	451	2	451
Select Service Hotels	19	3,246	18	2,982	16	2,585

Total Full and Select Service Hotels	913	223,111	843	208,207	719	182,913

Americas Management and Franchising - All-inclusive
All-inclusive
Franchised	8	3,153	6	2,401	6	2,401
All-inclusive	8	3,153	6	2,401	6	2,401

Corporate and other
Wellness
Managed	3	410	3	410	3	399
Wellness	3	410	3	410	3	399

Total Managed and Franchised	924	226,674	852	211,018	728	185,713

Included in the summary above are the following owned and leased hotels:

	December 31, 2019		December 31, 2018		December 31, 2017
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Owned and Leased Hotels
Full Service Hotels
United States	21	12,198	22	13,440	23	13,641
Other Americas	2	795	2	795	3	1,548
ASPAC	—	—	1	615	1	601
EAME/SW Asia	8	1,593	8	1,591	9	1,933
Select Service Hotels
United States	1	171	1	171	2	320
Other Americas	2	293	2	293	—	—
EAME/SW Asia	1	330	1	330	1	330
Total Full and Select Service Hotels	35	15,380	37	17,235	39	18,373
Wellness	3	410	3	410	3	399
Total Owned and Leased	38	15,790	40	17,645	42	18,772
Corporate Headquarters and Regional Offices
Our corporate headquarters are located at 150 North Riverside Plaza, Chicago, Illinois, pursuant to an operating lease. At December 31, 2019, we lease approximately 262,000 square feet.
In addition to our corporate headquarters, we lease space for our regional offices, service centers, data centers, and sales offices in multiple locations, including Amsterdam, The Netherlands; Atlanta, Georgia; Austin, Texas; Beijing, Hong Kong, Shanghai, and Shenzhen, People's Republic of China; Bensenville, Illinois; Chandler, Arizona; Coral Gables, Florida; Denver, Colorado; Dubai, United Arab Emirates; Franklin Park, Illinois; Gurgaon and Mumbai, India; Jakarta, Indonesia; Johannesburg, South Africa; London, United Kingdom; Los Angeles, California; Mainz, Germany; Marion, Illinois; Maui, Hawaii; Melbourne, Australia; Mexico City, Mexico; Moscow, Russia; Moore, Oklahoma; New York, New York; Paris, France; Plano, Texas; Opfikon, Switzerland; San Francisco, California; São Paulo, Brazil; Scottsdale, Arizona; Seoul, South Korea; Singapore; Tokyo, Japan; and Toronto, Canada.
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

Item 4.    Mine Safety Disclosures.
Not Applicable.

Information about our Executive Officers.
The following chart names each of the Company's executive officers and their ages and positions at February 20, 2020. Also included below is biographical information relating to each of the Company's executive officers. Each of the executive officers is elected by and serves at the pleasure of the board of directors.

Name	Age	Position
Thomas J. Pritzker	69	Executive Chairman of the Board
Mark S. Hoplamazian	56	President, Chief Executive Officer and Director (Principal Executive Officer)
Joan Bottarini	48	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Margaret C. Egan	50	Executive Vice President, General Counsel and Secretary
H. Charles Floyd	60	Executive Vice President, Global President of Operations
Peter Fulton	62	Executive Vice President, Group President—EAME/SW Asia
Malaika L. Myers	52	Executive Vice President, Chief Human Resources Officer
Peter J. Sears	55	Executive Vice President, Group President—Americas
David Udell	59	Executive Vice President, Group President—ASPAC
Mark R. Vondrasek	52	Executive Vice President, Chief Commercial Officer
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
Mark S. Hoplamazian was appointed to the Board of Directors in November 2006 and named President and Chief Executive Officer of Hyatt Hotels Corporation in December 2006. Prior to being appointed to his present position, Mr. Hoplamazian served as President of TPO. During his 17 year tenure with TPO, he served as advisor to various Pritzker family-owned companies, including Hyatt Hotels Corporation and its predecessors. He previously worked in international mergers and acquisitions at The First Boston Corporation in New York. Mr. Hoplamazian serves on the Board of Directors of VF Corporation and serves on the Council on the University of Chicago Booth School of Business, the Executive Committee of the Board of Directors of World Business Chicago, the Board of Directors of Brand USA, Skills for Chicagoland's Future, and the Chicago Council on Global Affairs, and the Board of Trustees of the Aspen Institute and of the Latin School of Chicago. Mr. Hoplamazian is a member of the World Travel & Tourism Council, the Commercial Club of Chicago, and the Discovery Class of the Henry Crown Fellowship.
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
Peter Fulton was appointed Executive Vice President, Group President—EAME/SW Asia in October 2012. Mr. Fulton is responsible for overseeing hotels in Europe, Africa, the Middle East, India, Central Asia, and Nepal. In 1983, Mr. Fulton embarked on his career with Hyatt International as Food & Beverage Manager at Hyatt Regency Kingsgate Auckland. For the next nine years, he filled senior food and beverage positions at Hyatt properties in Dubai, Canberra, and Macau before receiving his first appointment as Manager at Hyatt Regency Acapulco. In 1994, Mr. Fulton was appointed General Manager of the same hotel. Three years later, Mr. Fulton was appointed General Manager at Hyatt Regency Delhi, where he remained until assuming the position of General Manager of Grand Hyatt Dubai. From 2001 until February 2008, Mr. Fulton oversaw Grand Hyatt Dubai, the largest 5-star hotel in the region, which opened in March 2003. From February 2008 until October 2012, Mr. Fulton was the Managing Director—South West Asia. Prior to Hyatt, Mr. Fulton worked for Travelodge in Christchurch and Auckland, New Zealand, Claridges Hotel in London, and Le Beau Rivage Palace Hotel in Lausanne, Switzerland.
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
Mark R. Vondrasek was selected as Executive Vice President, Chief Commercial Officer in March 2018. In this role, Mr. Vondrasek oversees global sales, revenue management, distribution strategy, corporate marketing, brands, communications, digital, consumer insights, global contact centers, information technology, and the World of Hyatt loyalty platform. He is also charged with integrating and scaling new business opportunities, products and services, including Exhale. Mr. Vondrasek joined Hyatt in September 2017 with 15 years of hospitality leadership experience at Starwood Hotels and Resorts, where he most recently served in a similar role as Senior Vice President, Commercial Services Officer. Prior to entering the hospitality industry, he spent 10 years in the Financial Services industry, overseeing operational teams at Fidelity Investments and Kemper Financial Services.

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
Market Information
On November 5, 2009, our Class A common stock began trading publicly on the New York Stock Exchange under the symbol "H". Prior to that time, there was no public market for our Class A common stock. At January 31, 2020, our Class A common stock was held by approximately 25 shareholders of record and there were 35,841,277 shares of Class A common stock outstanding. This stockholder figure does not include a substantially greater number of "street name" holders or beneficial holders of our Class A common stock whose shares are held of record by banks, brokers, and other financial institutions.
There is no established public trading market for our Class B common stock. At January 31, 2020, our Class B common stock was held by approximately 80 shareholders and there were 65,463,274 shares of Class B common stock outstanding.
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
The following graph compares the cumulative total stockholder return since December 31, 2014, with the S&P 500 Index ("S&P 500") and the Russell 1000 Hotel/Motel Index (the "Russell 1000 Hotel"). The graph assumes the value of the investment in our Class A common stock and each index was $100 at December 31, 2014 and all dividends and other distributions were reinvested.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Hyatt Hotels Corporation	100.0	78.1	91.8	122.1	113.2	151.7
S&P 500	100.0	101.4	113.5	138.3	132.2	173.8
Russell 1000 Hotel	100.0	84.0	106.1	169.9	134.8	194.3
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Registered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A common stock during the quarter ended December 31, 2019:

	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
October 1 to October 31, 2019	604,499	$71.34	604,499	$345,087,566
November 1 to November 30, 2019	318,821	76.01	318,821	$320,854,869
December 1 to December 31, 2019	868,534	84.63	868,534	$997,351,204
Total	1,791,854	$78.61	1,791,854
(1) On each of October 30, 2018 and December 18, 2019, we announced the approvals of the expansions of our share repurchase program. Under each approval, we are authorized to purchase up to an additional $750 million of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. The repurchase program does not have an expiration date. At December 31, 2019, the Company had approximately $997 million remaining under the share repurchase authorization. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 16 to our Consolidated Financial Statements" for further detail.

Item 6.    Selected Financial Data.
We derived the selected consolidated statements of income data for the years ended December 31, 2019, December 31, 2018, and December 31, 2017 and the selected consolidated balance sheet data at December 31, 2019 and December 31, 2018 from our audited consolidated financial statements included in this annual report. We derived the selected consolidated statements of income data for the years ended December 31, 2016 and December 31, 2015 and the selected consolidated balance sheet data at December 31, 2017, December 31, 2016, and December 31, 2015 from our previously audited consolidated financial statements which are not included in this annual report.
Our selected consolidated balance sheet data for all prior periods has been restated for the adoption of Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Our selected consolidated statements of income and balance sheet data at and for the years ended December 31, 2017 and December 31, 2016 have been restated for the adoption of Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). Additionally, we adopted Accounting Standards Update No. 2016-01 ("ASU 2016-01"), Financial Instruments - Recognition, Measurement, Presentation, and Disclosure, on a modified retrospective basis resulting in the recognition of unrealized gains and losses on our equity securities, which were previously classified as available-for-sale, in net income on our consolidated statements of income during the years ended December 31, 2019 and December 31, 2018. We adopted Accounting Standards Update No. 2016-02 ("ASU 2016-02"), Leases (Topic 842), on January 1, 2019 utilizing the optional transition method, and we recognized operating right-of-use ("ROU") assets and lease liabilities on our consolidated balance sheet at December 31, 2019. Our historical results are not necessarily indicative of the results expected for any future period.
The selected historical financial data should be read together with our consolidated financial statements and related notes appearing in this annual report, as well as Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this annual report.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated statements of income data:
Total revenues	$5,020	$4,454	$4,462	$4,265	$4,328
Direct and selling, general, and administrative expenses	4,823	4,122	4,202	3,997	4,005
Net income	766	769	390	206	124
Net income attributable to Hyatt Hotels Corporation	766	769	389	206	124
Net income per share—basic	$7.33	$6.79	$3.13	$1.55	$0.87
Net income per share—diluted	$7.21	$6.68	$3.09	$1.53	$0.86
Cash dividends declared per share	$0.76	$0.60	$—	$—	$—

	At December 31,
	2019	2018	2017	2016	2015
Consolidated balance sheets data:
Total assets	$8,417	$7,643	$7,572	$7,661	$7,591
Long-term debt (1)	1,623	1,634	1,451	1,564	1,370
Redeemable noncontrolling interest in preferred shares of a subsidiary	—	—	10	—	—

(1) Includes current maturities of long-term debt, finance lease obligations, unamortized discounts, and deferred financing fees.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 6, "Selected Financial Data" and Part IV, Item 15, "Exhibits and Financial Statement Schedule—Consolidated Financial Statements." For our discussion and analysis of our financial condition and results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2018 Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations, and financial performance based on current expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in "Disclosure Regarding Forward-Looking Statements" and Part I, Item 1A, "Risk Factors" included elsewhere in this annual report.
Overview
At December 31, 2019, our worldwide hotel portfolio consisted of 913 full and select service hotels (223,111 rooms), including:

•	411 managed properties (126,065 rooms), all of which we operate under management and hotel services agreements with third-party property owners;

•	441 franchised properties (73,840 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	28 owned properties (13,123 rooms) (including 1 consolidated hospitality venture), 1 finance leased property (171 rooms), and 6 operating leased properties (2,086 rooms), all of which we manage; and

•	24 managed properties and 2 franchised properties owned or leased by unconsolidated hospitality ventures (7,826 rooms).
Our worldwide property portfolio also included:

•	3 wellness resorts (410 rooms), all of which we own and operate;

•	8 all-inclusive resorts (3,153 rooms), all of which are owned by a third party in which we hold common shares and which operates the resorts under franchise agreements with us;

•	16 vacation ownership properties under the Hyatt Residence Club brand and operated by third parties;

•
36 residential properties, which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel; and

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
We believe our business model allows us to pursue more diversified revenue and income streams balancing both the advantages and risks associated with these lines of business. Our expertise and experience in each of these areas gives us the flexibility to evaluate growth opportunities across these lines of business. Growth in the number of management and franchise agreements and earnings therefrom typically results in higher overall returns on invested capital because the capital investment under a typical management or franchise agreement is not significant. The capital required to build and maintain hotels we manage or franchise for third-party owners and franchisees is typically provided by the owner of the respective property with minimal capital required by us as the manager or franchisor. In certain instances, Hyatt has provided funding to owners for the acquisition and development of hotels that Hyatt will manage or franchise in the form of cash, debt repayment or performance guarantees, preferred equity, or mezzanine debt. During periods of increasing demand, we do not share fully in the incremental profits of hotel operations for hotels we manage for third-party owners as our fee arrangements generally include a base amount that is, typically, a percentage of revenue from the subject hotel and an incentive fee that is, typically, a percentage of hotel profits after satisfying certain financial return thresholds to be earned by the owner, depending on the structure and terms of the management agreement. We do not share in the benefits of increases in profits from franchised properties because franchisees pay us an initial application fee and ongoing royalty fees that are calculated as a percentage of gross room revenues, and also at times as a percentage of food and beverage revenues, with no fees based on profits. Disputes or disruptions may arise with third-party owners and franchisees of hotels we manage, franchise, or license to and these disputes can result in termination of the relevant agreement.
With respect to property ownership, we believe ownership of selected hotels in key markets enhances our ability to control our brand presence in these markets. Ownership of hotels allows us to capture the full benefit of increases in operating profits during periods of increasing demand and room rates. The cost structure of a typical hotel is more fixed than variable, so as demand and room rates increase over time, the rate of growth in operating profits typically is higher than the rate of growth of revenues. Hotel ownership is, however, more capital intensive than managing or franchising hotels for third-party owners, as we are responsible for the costs and all capital expenditures for our owned hotels. The profits realized from our owned and leased hotels are generally more significantly affected by economic downturns and declines in revenues than the management and franchise fees earned from our managed and franchised properties. This is because we absorb the full impact of declining profits for our owned and leased hotels whereas our management and franchise fees do not have the same level of downside exposure to declining hotel profitability. See also "—Principal Factors Affecting Our Results of Operations—Expenses—Factors Affecting Our Costs and Expenses—Fixed nature of expenses." and Part I, Item 1A, "Risk Factors—Risks Related to Our Business—We are exposed to the risks resulting from significant investments in owned and leased real estate, which could increase our costs, reduce our profits, limit our ability to respond to market conditions, or restrict our growth strategy."
For the years ended December 31, 2019 and December 31, 2018, 82.5% and 80.5% of our revenues were derived from operations in the United States, respectively. At December 31, 2019 and December 31, 2018, 80.6% and 81.1% of our long-lived assets were located in the United States, respectively.
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
Key Business Metrics Evaluated by Management
Revenues
We primarily derive our revenues from owned and leased hotel operations, management of hotels, and licensing of our portfolio of brands to franchisees. Management uses revenues to assess the overall performance of our business and analyze trends such as consumer demand, brand preference, and competition. For a detailed discussion of the factors that affect our revenues, see "—Principal Factors Affecting Our Results of Operations—Revenues."
Net Income Attributable to Hyatt Hotels Corporation
Net income attributable to Hyatt Hotels Corporation represents the total earnings or profits generated by our business. Management uses net income to analyze the performance of our business on a consolidated basis.
Adjusted Earnings Before Interest Expense, Taxes, Depreciation, and Amortization ("Adjusted EBITDA") and EBITDA
We use the terms Adjusted EBITDA and EBITDA throughout this annual report. Adjusted EBITDA and EBITDA, as we define them, are non-GAAP measures. We define consolidated Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro rata share of unconsolidated owned and leased hospitality ventures Adjusted EBITDA based on our ownership percentage of each owned and leased venture, adjusted to exclude the following items:

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
We calculate consolidated Adjusted EBITDA by adding the Adjusted EBITDA of each of our reportable segments and eliminations to corporate and other Adjusted EBITDA. See "—Segment Results."
Our board of directors and executive management team focus on Adjusted EBITDA as a key performance and compensation measure both on a segment and on a consolidated basis. Adjusted EBITDA assists us in comparing our performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that do not reflect our core operations both on a segment and on a consolidated basis. Our President and Chief Executive Officer, who is our chief operating decision maker ("CODM"), also evaluates the performance of each of our reportable segments and determines how to allocate resources to those segments, in significant part, by assessing the Adjusted EBITDA of each segment. In addition, the compensation committee of our board of directors determines the annual variable compensation for certain members of our management based in part on consolidated Adjusted EBITDA, segment Adjusted EBITDA, or some combination of both.
We believe Adjusted EBITDA is useful to investors because it provides investors the same information that we use internally for purposes of assessing our operating performance and making compensation decisions and facilitates our comparison of results before these items with results from other companies within our industry.
Adjusted EBITDA excludes certain items that can vary widely across different industries and among companies within the same industry. For instance, interest expense and provision for income taxes are dependent upon company specifics, including capital structure, credit ratings, tax policies, and jurisdictions in which they operate, and therefore, can vary significantly across companies. Depreciation and amortization, as well as Contra revenue, are dependent on company policies including how the assets are utilized as well as the lives assigned to the assets. We exclude revenues for the reimbursement of costs and costs incurred on behalf of managed and franchised properties which relate to the reimbursement of payroll costs and for system-wide services and programs that we operate for the benefit of our hotel owners as contractually we do not provide services or operate the related programs to generate a profit over the terms of the respective contracts. Over the long term, these programs and services are not designed to impact our economics, either positively or negatively. Therefore, we exclude the net impact when evaluating period-over-period changes in our operating results. We exclude stock-based compensation expense to remove the variability amongst companies resulting from different compensation plans companies have adopted. Finally, we exclude other items that are not core to our operations, such as asset impairments and unrealized and realized gains and losses on marketable securities.
Adjusted EBITDA and EBITDA are not substitutes for net income attributable to Hyatt Hotels Corporation, net income, or any other measure prescribed by GAAP. There are limitations to using non-GAAP measures such as Adjusted EBITDA and EBITDA. Although we believe that Adjusted EBITDA can make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, Adjusted EBITDA should not be considered as a measure of the income generated by our business. Our management compensates for these limitations by reference to our GAAP results and using Adjusted EBITDA supplementally. See our consolidated statements of income in our consolidated financial statements included elsewhere in this annual report.
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
Comparable Hotels
"Comparable system-wide hotels" represents all properties we manage or franchise (including owned and leased properties) and that are operated for the entirety of the periods being compared and that have not sustained substantial damage, business interruption, or undergone large scale renovations during the periods being compared or for which comparable results are not available. We may use variations of comparable system-wide hotels to specifically refer to comparable system-wide Americas full service or select service hotels for those properties that we manage or franchise within the Americas management and franchising segment, comparable system-wide ASPAC full service or select service hotels for those properties we manage or franchise within the ASPAC management and franchising segment, or comparable system-wide EAME/SW Asia full service or select service hotels for those properties that we manage or franchise within the EAME/SW Asia management and franchising segment. "Comparable owned and leased hotels" represents all properties we own or lease and that are operated and consolidated for the entirety of the periods being compared and have not sustained substantial damage, business interruption, or undergone large scale renovations during the periods being compared or for which comparable results are not available. Comparable system-wide hotels and comparable owned and leased hotels are commonly used as a basis of measurement in our industry. "Non-comparable system-wide hotels" or "non-comparable owned and leased hotels" represent all hotels that do not meet the respective definition of "comparable" as defined above.
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
Revenue per Available Room ("RevPAR")
RevPAR is the product of the ADR and the average daily occupancy percentage. RevPAR does not include non-room revenues, which consist of ancillary revenues generated by a hotel property, such as food and beverage, parking, and other guest service revenues. Our management uses RevPAR to identify trend information with respect to room revenues from comparable properties and to evaluate hotel performance on a regional and segment basis. RevPAR is a commonly used performance measure in our industry.
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
Average Daily Rate
ADR represents hotel room revenues, divided by the total number of rooms sold in a given period. ADR measures average room price attained by a hotel, and ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. ADR is a commonly used performance measure in our industry, and we use ADR to assess the pricing levels that we are able to generate by customer group, as changes in rates have a different effect on overall revenues and incremental profitability than changes in occupancy, as described above.
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
Management, franchise, and other fees.    Represents revenues derived from fees earned from hotels and residential ownership units managed worldwide (usually under long-term management agreements), franchise fees received in connection with the franchising of our brands (usually under long-term franchise agreements), termination fees, and license fees received in connection with the licensing of the Hyatt brand names through our co-branded credit card program and vacation ownership properties. For a detailed discussion of our management and franchise fees, see Part I, Item 1, "Business—Management Agreements—Hotel Management Agreements Fees" and Part I, Item 1, "Business—Franchise Agreements—Fees."
Other revenues.    Represents revenues primarily related to our residential management operations for our condominium ownership units, co-branded credit cards, and Exhale.
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.    Represents revenues for the reimbursement of costs incurred on behalf of the owners of properties. These reimbursed costs relate primarily to payroll at managed properties where we are the employer, as well as system-wide services and the loyalty program operated on behalf of owners. We record these revenues in "Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties" and the corresponding costs in "Costs incurred on behalf of managed and franchised properties" in our consolidated statements of income.
Intersegment eliminations.    Represents management fee revenues and expenses related to our owned and leased hotels and promotional award redemption revenues and expenses related to our co-branded credit cards at our owned and leased hotels, which are eliminated in consolidation.
Factors Affecting Our Revenues
For other factors affecting our revenues, see Part I, Item 1A, "Risk Factors—Risks Related to Our Business."
Consumer demand and global economic conditions.    Consumer demand for our products and services is closely linked to the performance of the general economy and sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence, high unemployment, or adverse political conditions can lower the revenues and profitability of our owned and leased properties and the amount of management and franchising fee revenues we are able to generate from our managed and franchised properties. Also, declines in hotel profitability during an economic downturn directly impact the incentive portion of our management fees, since it is based on hotel profit measures. As a result, changes in consumer demand and general business cycles can subject, and have subjected, our revenues to significant volatility. See Part I, Item 1A, "Risk Factors—Risks Related to the Hospitality Industry."

RevPAR Statistics

(Comparable locations)		RevPAR
		Year Ended December 31,
	Number of comparable hotels (1)	2019	vs. 2018 (in constant $)
System-wide hotels	703	$136	0.7%
Owned and leased hotels	31	183	1.0%
Americas full service hotels	165	159	1.7%
Americas select service hotels	355	105	(2.0)%
ASPAC full service hotels	80	149	(0.8)%
ASPAC select service hotels	14	58	8.4%
EAME/SW Asia full service hotels	74	129	3.9%
EAME/SW Asia select service hotels	15	65	3.6%
(1) The number of comparable hotels presented above includes owned and leased hotels.
System-wide RevPAR increased 0.7% in constant currency during 2019 compared to 2018 driven by increases in transient demand at full service properties in the Americas and EAME/SW Asia, partially offset by weakened performance at Americas select service properties and ASPAC full service properties. See "— Segment Results" for discussion of RevPAR by segment.
Competition.    The hospitality industry is highly competitive. While demand has continued to grow over the last several years, we have also seen an increase in supply, particularly in certain key markets. This increased supply can put significant pressure on ADR at our properties as well as those of our competitors. Despite this increased supply, our system-wide RevPAR has increased each year since 2009. Increasingly, we also face competition from new channels of distribution in the travel industry, including large companies that offer travel services as part of their business model and peer-to-peer inventory sources, as well as industry consolidation. We believe our brand strength and ability to manage our operations in an efficient manner will help us to continue competing successfully within the hospitality industry.
Agreements with third-party owners and franchisees and relationships with developers.    We depend on our long-term management and franchise agreements with third-party owners and franchisees for a significant portion of our management and franchising fee revenues. The viability of our management and franchising business depends on our ability to maintain good relationships with third-party property owners and franchisees. Our relationships with these third parties also generate new relationships with developers and opportunities for property development that can support our growth. We believe we have good relationships with our third-party owners, franchisees, and developers in all of our segments and are committed to the continued growth and development of these relationships. These relationships exist with a diverse group of owners, franchisees, and developers and are not heavily concentrated with any particular third party.
Access to capital.    The hospitality industry is a capital-intensive business that requires significant amounts of capital expenditures to develop, maintain, and renovate properties. Third-party owners and franchisees are required to fund these capital expenditures for the properties they own in accordance with the terms of the applicable management or franchise agreement. Access to the capital that we or our third-party owners, franchisees, or development partners need to finance the construction of new properties or to maintain and renovate existing properties is critical to the continued growth of our business and our revenues. The availability of capital or the conditions under which we or our third-party owners, franchisees, or development partners can obtain capital can have a significant impact on the overall level, cost, and pace of future development and therefore the ability to grow our revenues.
Expenses
Principal Components
We primarily incur the following expenses:
Owned and leased hotels expenses.    Reflects the expenses of our consolidated owned and leased hotels. Expenses to operate our hotels include rooms expenses, food and beverage costs, other support costs, and property expenses. Rooms expenses generally includes compensation costs for housekeeping, laundry, and front desk staff and supply costs for guest room amenities and laundry. Food and beverage costs include costs for wait and kitchen staff and food and beverage products. Other support expenses consist of costs associated with property-level management (including deferred compensation plans for certain employees that are funded through contributions to rabbi trusts), utilities, sales and marketing, hotel spa operations, parking and other guest recreation, entertainment, and services. Property expenses include property taxes, repairs and maintenance, rent, and insurance.
Depreciation and amortization expenses.    These are non-cash expenses that primarily consist of depreciation of fixed assets such as buildings, furniture, fixtures, and equipment at our consolidated owned and leased hotels. Amortization expense primarily consists of amortization of management and franchise agreement intangibles.
Other direct costs.    Represents expenses primarily related to our residential management operations for our condominium ownership units, co-branded credit cards, and Exhale.
Selling, general, and administrative expenses.    Consists primarily of compensation expense, including deferred compensation plans for certain employees that are funded through contributions to rabbi trusts, for our corporate staff and personnel supporting our business segments (including regional offices that support our management and franchising segments), professional fees (including consulting, audit, and legal fees), travel and entertainment expenses, sales and marketing expenses, bad debt expenses, and office administrative and related expenses, including rent expenses.
Costs incurred on behalf of managed and franchised properties.    Represents costs incurred on behalf of the owners of properties. These reimbursed costs relate primarily to payroll at managed properties where we are the employer, as well as system-wide services and the loyalty program operated on behalf of owners.
Factors Affecting Our Costs and Expenses
For other factors affecting our costs and expenses, see Part I, Item 1A, "Risk Factors—Risks Related to Our Business."
Fixed nature of expenses.    Expenses associated with managing, franchising, licensing, owning, leasing, or providing services to hotels, branded spas and fitness studios, and residential, vacation, and condominium ownership units, are relatively fixed. These costs include personnel costs, interest, rent, property taxes, insurance, and utilities, all of which may increase at a greater rate than our revenues and/or may not be able to be reduced at the same rate as declining revenues. If we are unable to decrease these costs significantly or rapidly if demand for our hotels and other properties decreases, the decline in our revenues can have a particularly adverse effect on our net cash flows and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth. Economic downturns generally affect the results derived from our owned and leased hotels more significantly than the results of our management and franchising segments due to the high fixed costs associated with operating an owned or leased property. The effectiveness of any cost-cutting efforts is limited by the fixed-cost nature of our business. As a result, we may not always be able to offset reductions in revenue through cost cutting. Employees at some of our owned and leased hotels are parties to collective bargaining agreements that may also limit our ability to make timely staffing or labor changes in response to declining revenues. In addition, efforts to reduce costs, or to defer or cancel capital improvements, could adversely affect the economic value of our properties and brands. We intend to manage our cost structure at levels appropriate for the degree of demand and revenue generated at our hotels.
Changes in depreciation and amortization expenses.    Changes in depreciation and amortization expenses may be driven by renovations of existing properties, acquisition or development of new properties and/or businesses, or the disposition of existing properties through sale or closure. If we execute such transactions, we may add depreciable and/or amortizable assets, which would result in an increase in depreciation and/or amortization expenses.
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

In 2019, we entered into the following key transactions:

•	sold the shares of the entity which owns Grand Hyatt Seoul and adjacent land for approximately $481 million and entered into a long-term management agreement for the property upon sale;

•	sold Hyatt Regency Atlanta for approximately $355 million and entered into a long-term management agreement for the property upon sale; and

•	sold the property adjacent to Grand Hyatt San Francisco and assigned the related Apple store lease for approximately $120 million.
In 2018, we entered into the following key transactions:

•
sold Grand Hyatt San Francisco, Andaz Maui at Wailea Resort together with adjacent land, and Hyatt Regency Coconut Point Resort and Spa as a portfolio for approximately $1 billion and entered into long-term management agreements for the properties upon sale;

•
sold the shares of the entity which owns Hyatt Regency Mexico City, an investment in an unconsolidated hospitality venture, and adjacent land, a portion of which will be developed as Park Hyatt Mexico City ("HRMC transaction") for approximately $405 million and entered into long-term management agreements for the properties upon sale;

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

•	acquired Hyatt Regency Phoenix for a purchase price of approximately $140 million; and

•	acquired Hyatt Regency Indian Wells Resort & Spa for a purchase price of approximately $120 million.
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 7 to our Consolidated Financial Statements" for further discussion on these key transactions.
Effect of foreign currency exchange rate fluctuations
A significant portion of our operations are conducted in functional currencies other than our reporting currency which is the U.S. dollar. As a result, we are required to translate those results from the functional currency into U.S. dollars at market based average exchange rates during the period reported. When comparing our results of operations between periods, there may be material portions of the changes in our revenues or expenses that are derived from fluctuations in exchange rates experienced between those periods. See Part I, Item 1A, "Risk Factors—Risks Related to the Hospitality Industry—Because we derive a portion of our revenues from operations outside the United States, the risks of doing business internationally, or in a particular country or region, could lower our revenues, increase our costs, reduce our profits, or disrupt our business."

Results of Operations
Years Ended December 31, 2019 and December 31, 2018
Discussion on Consolidated Results
For additional information regarding our consolidated results, please also refer to our consolidated statements of income included in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Consolidated Financial Statements." The impact from our investments in marketable securities held to fund our deferred compensation plans through rabbi trusts was recorded on the various financial statement line items discussed below and had no impact on net income. See "Net gains (losses) and interest income from marketable securities held to fund rabbi trusts" for the allocation of the impact to the various financial statement line items.
Owned and leased hotels revenues.

	Year Ended December 31,
	2019	2018	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$1,563	$1,559	$4	0.3%	$(11)
Non-comparable owned and leased hotels revenues	285	359	(74)	(20.8)%	(6)
Total owned and leased hotels revenues	$1,848	$1,918	$(70)	(3.7)%	$(17)
Owned and leased hotels revenues decreased for the year ended December 31, 2019, compared to the year ended December 31, 2018, driven primarily by non-comparable owned and leased hotels revenues related to transaction activity. See "—Segment Results" for further discussion of owned and leased hotels revenues, including further information on acquisition and disposition activity.
Management, franchise, and other fees revenues.

	Year Ended December 31,
	2019	2018	Better / (Worse) 2019 vs. 2018
Base management fees	$260	$225	$35	15.7%
Incentive management fees	151	148	3	1.7%
Franchise fees	141	127	14	11.3%
Management and franchise fees	552	500	52	10.5%
Other fees revenues	56	52	4	9.0%
Management, franchise, and other fees	$608	$552	$56	10.3%

	Year Ended December 31,
	2019	2018	Better / (Worse) 2019 vs. 2018
Management, franchise, and other fees	$608	$552	$56	10.3%
Contra revenue	(22)	(20)	(2)	(11.5)%
Net management, franchise, and other fees	$586	$532	$54	10.3%
The increase in management, franchise, and other fees, which included a $7 million net unfavorable currency impact for the year ended December 31, 2019, compared to the same period in 2018, was driven by increases in base fees, most notably in the Americas management and franchising segment primarily due to the acquisition of Two Roads, as well as increases in franchise fees driven by the Americas management and franchising segment. See "—Segment Results" for further discussion.
Other revenues.   Other revenues increased $77 million during the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to revenues from the residential management operations acquired as part of Two Roads.

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Year Ended December 31,
	2019	2018	Change 2019 vs. 2018
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$2,461	$1,956	$505	25.9%
Less: rabbi trust impact	(26)	4	(30)	(729.8)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$2,435	$1,960	$475	24.2%
Excluding the impact of rabbi trust, revenues for the reimbursement of costs incurred on behalf of managed and franchised properties increased during the year ended December 31, 2019, compared to the year ended December 31, 2018, driven by higher reimbursements for payroll and related costs due to growth of our third-party managed and franchised portfolio, including the acquisition of Two Roads.
Owned and leased hotels expenses.

	Year Ended December 31,
	2019	2018	Better / (Worse)
Comparable owned and leased hotels expenses	$1,185	$1,183	$(2)	(0.2)%
Non-comparable owned and leased hotels expenses	230	265	35	13.1%
Rabbi trust impact	9	(2)	(11)	(741.7)%
Total owned and leased hotels expenses	$1,424	$1,446	$22	1.5%
The decrease in owned and leased hotels expenses, which included a $14 million net favorable currency impact, during the year ended December 31, 2019, compared to the year ended December 31, 2018, was driven primarily by non-comparable owned and leased hotel dispositions, partially offset by acquisitions. See "— Segment Results" for a discussion of the non-comparable owned and leased hotels transaction activity in 2019 and 2018. Additionally, the impact recognized with respect to our employee benefit programs funded through rabbi trusts was driven by the performance of the underlying invested assets during the year ended December 31, 2019 compared to the year ended December 31, 2018.
Other direct costs.    Other direct costs increased $85 million during the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to expenses incurred from the residential management operations acquired as part of Two Roads and the growth of our co-branded credit card program.
Selling, general, and administrative expenses.

	Year Ended December 31,
	2019	2018	Change 2019 vs. 2018
Selling, general, and administrative expenses	$417	$320	$97	30.2%
Less: rabbi trust impact	(53)	9	(62)	(693.6)%
Less: stock-based compensation expense	(35)	(29)	(6)	(19.9)%
Adjusted selling, general, and administrative expenses	$329	$300	$29	9.6%
See "—Key Business Metrics Evaluated by Management" for further discussion of Adjusted selling, general, and administrative expenses.
During the year ended December 31, 2019, we incurred $37 million of expenses from the acquisition of Two Roads, inclusive of $22 million of integration-related costs.

Costs incurred on behalf of managed and franchised properties.

	Year Ended December 31,
	2019	2018	Change 2019 vs. 2018
Costs incurred on behalf of managed and franchised properties	$2,520	$1,981	$539	27.2%
Less: rabbi trust impact	(26)	4	(30)	(729.8)%
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$2,494	$1,985	$509	25.6%
Excluding the impact of rabbi trust, costs incurred on behalf of managed and franchised properties increased during the year ended December 31, 2019, compared to the year ended December 31, 2018, driven by higher reimbursements for payroll and related costs due to growth of our third-party managed and franchised portfolio, including the acquisition of Two Roads.
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Year Ended December 31,
	2019	2018	Better / (Worse) 2019 vs. 2018
Rabbi trust impact allocated to selling, general, and administrative expenses	$53	$(9)	$62	693.6%
Rabbi trust impact allocated to owned and leased hotels expense	9	(2)	11	741.7%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$62	$(11)	$73	700.2%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts increased during the year ended December 31, 2019, compared to the year ended December 31, 2018, driven by the performance of the underlying invested assets.
Equity earnings (losses) from unconsolidated hospitality ventures.

	Year Ended December 31,
	2019	2018	Better / (Worse) 2019 vs. 2018
Equity earnings (losses) from unconsolidated hospitality ventures	$(10)	$8	$(18)	(215.1)%
The decrease in equity earnings (losses) from unconsolidated hospitality ventures during the year ended December 31, 2019, compared to the year ended December 31, 2018, was driven by the following activity:

	Year Ended December 31,
	2019	2018	Better / (Worse) 2019 vs. 2018
Impairment charges related to investments in unconsolidated hospitality ventures (Note 4)	$(7)	$(16)	$9
Net gains from sales activity related to unconsolidated hospitality ventures (Note 4)	8	40	(32)
Foreign currency impact (1)	(3)	(13)	10
Other	(8)	(3)	(5)
Equity earnings (losses) from unconsolidated hospitality ventures	$(10)	$8	$(18)
(1) Foreign currency impact is driven by one of our unconsolidated hospitality ventures which holds loans denominated in a currency other than its functional currency.
Gains on sales of real estate.    During the year ended December 31, 2019, we recognized a $349 million pre-tax gain related to the sale of our shares of the entity which owns Grand Hyatt Seoul and adjacent land, a $272 million pre-tax gain related to the sale of Hyatt Regency Atlanta, and a $101 million pre-tax gain related the sale of the property adjacent to Grand Hyatt San Francisco and assignment of the Apple store lease.

During the year ended December 31, 2018, we recognized a $531 million pre-tax gain related to the sales of Grand Hyatt San Francisco, Andaz Maui at Wailea Resort, and Hyatt Regency Coconut Point Resort and Spa and a $238 million pre-tax gain associated with the HRMC transaction.
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 7 to the Consolidated Financial Statements" for additional information.
Asset impairments.   During the year ended December 31, 2019, we recognized $18 million of asset impairment charges related to Two Roads intangible assets primarily as a result of contract terminations. During the year ended December 31, 2018, we recognized $25 million of asset impairment charges related to goodwill primarily in relation to the HRMC transaction. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 9 to the Consolidated Financial Statements" for additional information.
Other income (loss), net.    Other income (loss), net increased $176 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 21 to the Consolidated Financial Statements" for additional information.
Provision for income taxes.

	Year Ended December 31,
	2019	2018	Better / (Worse) 2019 vs 2018
Income before income taxes	$1,006	$951	$55
Provision for income taxes	(240)	(182)	(58)
Effective tax rate	23.9%	19.1%	(4.8)%

The increased effective tax rate and provision for income taxes during the year ended December 31, 2019, compared to the year ended December 31, 2018, are primarily due to a low effective tax rate on the HRMC transaction in 2018, which was based on the local country tax laws unique to the transaction.
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
Owned and leased hotels segment revenues.

	Year Ended December 31,
	2019	2018	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$1,546	$1,541	$5	0.3%	$(11)
Non-comparable owned and leased hotels revenues	262	348	(86)	(24.7)%	(6)
Total segment revenues	$1,808	$1,889	$(81)	(4.3)%	$(17)
The increase in comparable owned and leased hotels revenues during the year ended December 31, 2019, compared to the year ended December 31, 2018, was primarily driven by improved transient revenue in certain international markets, partially offset by decreased group revenues within certain markets in the United States and net unfavorable currency impacts.
Excluding net unfavorable currency impacts, the decrease in non-comparable owned and leased hotels revenues was driven by:

•	the dispositions of Hyatt Regency Mexico City, Andaz Maui at Wailea Resort, Grand Hyatt San Francisco, and Hyatt Regency Coconut Point Resort and Spa in 2018, and

•	the dispositions of Hyatt Regency Atlanta and Grand Hyatt Seoul in 2019,

•	partially offset by the acquisitions of Hyatt Regency Indian Wells Resort & Spa and Hyatt Regency Phoenix in 2018.

	Year Ended December 31,
	RevPAR		Occupancy		ADR
	2019	vs. 2018 (in constant $)	2019	vs. 2018	2019	vs. 2018 (in constant $)
Comparable owned and leased hotels	$183	1.0%	76.8%	(0.1)% pts	$238	1.0%
The increase in comparable RevPAR at our owned and leased hotels during the year ended December 31, 2019, compared to the same period in 2018, was driven primarily by improved transient business at certain international hotels as well as strong group business within key European markets, partially offset by decreased group demand in certain United States markets.
During the year ended December 31, 2019, we removed two properties from the comparable owned and leased hotels results as the hotels were sold.
Owned and leased hotels segment Adjusted EBITDA.

	Year Ended December 31,
	2019	2018	Better / (Worse) 2019 vs. 2018
Owned and leased hotels Adjusted EBITDA	$337	$373	$(36)	(9.9)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	50	55	(5)	(8.4)%
Segment Adjusted EBITDA	$387	$428	$(41)	(9.7)%
Owned and leased hotels Adjusted EBITDA.    The decrease in Adjusted EBITDA at our owned and leased hotels during the year ended December 31, 2019, compared to the same period in 2018, which included a $2 million net unfavorable currency impact, was primarily driven by a $34 million decrease related to non-comparable owned and leased hotels due to the aforementioned transaction activity.
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA.    Our pro rata share of Adjusted EBITDA from our unconsolidated hospitality ventures decreased during the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily driven by the sale of our ownership interest in an unconsolidated hospitality venture in 2018.
Americas management and franchising segment revenues.

	Year Ended December 31,
	2019	2018	Better / (Worse) 2019 vs. 2018
Segment revenues
Management, franchise, and other fees	$433	$400	$33	8.2%
Contra revenue	(15)	(13)	(2)	(15.5)%
Other revenues	89	—	89	NM
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	2,268	1,787	481	27.0%
Total segment revenues	$2,775	$2,174	$601	27.7%
The increase in management, franchise, and other fees during the year ended December 31, 2019, compared to the year ended December 31, 2018, included a $25 million increase in management fees related to the acquisition of Two Roads and recently opened hotels. The increase was also driven by an increase in franchise fees of $13 million primarily attributable to new and ramping hotels, partially offset by a $5 million decrease in other fees driven by $8 million of legal settlement proceeds received in 2018 related to a franchise agreement termination for an unopened property.
Other revenues increased during the year ended December 31, 2019, compared to the year ended December 31, 2018, due to revenues earned from the residential management operations acquired as part of Two Roads.
The increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties for the year ended December 31, 2019, compared to the year ended December 31, 2018, was driven by higher reimbursements for payroll and related costs due to growth of our third-party managed and franchised portfolio, including the acquisition of Two Roads.
United States managed group revenue booked in 2019 for stays in 2019 as well as for stays in future years was lower as compared to 2018. Group revenue booked for 2020 increased modestly as compared to the same period in the prior year.

(Comparable System-wide Hotels)	Year Ended December 31,
	RevPAR		Occupancy		ADR
	2019	vs. 2018 (in constant $)	2019	vs. 2018	2019	vs. 2018 (in constant $)
Americas full service	$159	1.7%	74.9%	0.1% pts	$212	1.5%
Americas select service	$105	(2.0)%	75.7%	(0.6)% pts	$139	(1.3)%
Comparable full service hotels RevPAR increased during the year ended December 31, 2019, compared to the year ended December 31, 2018, driven primarily by improved transient business throughout the segment, including certain markets within the United States and Caribbean, partially offset by decreased group demand within certain United States markets.
Comparable select service hotels RevPAR decreased during the year ended December 31, 2019, compared to the year ended December 31, 2018, due largely to supply growth in the United States outpacing demand and programming changes we made relating to our Hyatt Place brand.
During the year ended December 31, 2019, no properties were removed from the comparable Americas full service system-wide hotels results, and one property that left the chain was removed from the comparable Americas select service system-wide hotel results.
Americas management and franchising segment Adjusted EBITDA.

	Year Ended December 31,
	2019	2018	Better / (Worse) 2019 vs. 2018
Segment Adjusted EBITDA	$376	$352	$24	6.9%
Adjusted EBITDA increased during the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily driven by the aforementioned increases in management, franchise, and other fees, partially offset by incremental selling, general, and administrative expenses related to the acquisition of Two Roads.
ASPAC management and franchising segment revenues.

	Year Ended December 31,
	2019	2018	Better / (Worse) 2019 vs. 2018
Segment revenues
Management, franchise, and other fees	$136	$127	$9	6.9%
Contra revenue	(2)	(2)	—	(4.4)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	113	95	18	19.3%
Total segment revenues	$247	$220	$27	12.3%
Management, franchise, and other fees, which included a $3 million net unfavorable currency impact, increased during the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily driven by increased management fees related to new hotels, due in part to the acquisition of Two Roads, as well as a $5 million increase in other fees driven by license fees from the sale of branded residential ownership units, partially offset by the impact of political unrest in Hong Kong.
The increases in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during the year ended December 31, 2019, compared to the year ended December 31, 2018, was driven by overall growth of our third-party owned full and select service portfolio.

(Comparable System-wide Hotels)	Year Ended December 31,
	RevPAR		Occupancy		ADR
	2019	vs. 2018 (in constant $)	2019	vs. 2018	2019	vs. 2018 (in constant $)
ASPAC full service	$149	(0.8)%	74.5%	0.3% pts	$201	(1.1)%
ASPAC select service	$58	8.4%	68.5%	8.2% pts	$84	(4.6)%
The decrease in comparable full service RevPAR during the year ended December 31, 2019, compared to year ended December 31, 2018, was primarily driven by decreased performance in Greater China, including political unrest in Hong Kong and lower ADR in Macau. The decrease was partially offset by strong transient demand in certain markets within Southeast Asia and improved ADR in Japan.
During the year ended December 31, 2019, two properties that left the chain were removed from the comparable ASPAC full service system-wide hotel results, and no properties were removed from the comparable ASPAC select service system-wide hotel results.
ASPAC management and franchising segment Adjusted EBITDA.

	Year Ended December 31,
	2019	2018	Better / (Worse) 2019 vs. 2018
Segment Adjusted EBITDA	$87	$78	$9	11.6%
Adjusted EBITDA increased during the year ended December 31, 2019, compared to the year ended December 31, 2018, including a $2 million net unfavorable currency impact. The increase was driven by the aforementioned increases in management, franchise, and other fees.
EAME/SW Asia management and franchising segment revenues.

	Year Ended December 31,
	2019	2018	Better / (Worse) 2019 vs. 2018
Segment revenues
Management, franchise, and other fees	$83	$80	$3	4.3%
Contra revenue	(5)	(5)	—	(3.2)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	74	68	6	9.3%
Total segment revenues	$152	$143	$9	6.7%
Management, franchise, and other fees, which included a $3 million net unfavorable currency impact, increased during the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily driven by increased management fees related to new hotels as well as hotels coming out of renovation, partially offset by hotels in Russia, which benefited from hosting the FIFA World Cup in 2018.
The increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during the year ended December 31, 2019, compared to the year ended December 31, 2018, was driven by overall growth of our third-party owned full and select service portfolio.

(Comparable System-wide Hotels)	Year Ended December 31,
	RevPAR		Occupancy		ADR
	2019	vs. 2018 (in constant $)	2019	vs. 2018	2019	vs. 2018 (in constant $)
EAME/SW Asia full service	$129	3.9%	70.6%	3.2% pts	$183	(0.8)%
EAME/SW Asia select service	$65	3.6%	73.0%	6.5% pts	$89	(5.7)%
The increase in comparable full service RevPAR during the year ended December 31, 2019, compared to the year ended December 31, 2018, was driven primarily by increased transient performance in certain European markets, including one hotel in France that benefited from the completion of a renovation, and Southwest Asia. The increase was partially offset by lower ADR in Russia which benefited from hosting the FIFA World Cup in 2018.
During the year ended December 31, 2019, no properties were removed from the comparable EAME/SW Asia full service system-wide hotel results, and one property that left the chain was removed from the comparable EAME/SW Asia select service system-wide hotel results.
EAME/SW Asia management and franchising segment Adjusted EBITDA.

	Year Ended December 31,
	2019	2018	Better / (Worse) 2019 vs. 2018
Segment Adjusted EBITDA	$49	$46	$3	7.3%
The increase in Adjusted EBITDA during the year ended December 31, 2019, compared to the year ended December 31, 2018, was primarily driven by the aforementioned increase in management, franchise, and other fees.
Corporate and other.

	Year Ended December 31,
	2019	2018	Better / (Worse) 2019 vs. 2018
Revenues	$140	$132	$8	6.3%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$6	$6	$—	(11.9)%
Adjusted EBITDA	$(146)	$(127)	$(19)	(14.3)%
Corporate and other revenues increased during the year ended December 31, 2019, compared to the year ended December 31, 2018, driven primarily by growth in our co-branded credit card program.
Corporate and other Adjusted EBITDA decreased for the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to $20 million of increased expenses associated with Two Roads.

Adjusted EBITDA by Segment and Non-GAAP Measure Reconciliation
The charts below illustrate Adjusted EBITDA by segment. For a discussion of our definition of Adjusted EBITDA, how we use it, why we present it, and material limitations on its usefulness, see "—Key Business Metrics Evaluated by Management."
*Consolidated Adjusted EBITDA for the year ended December 31, 2019 included eliminations of $1 million and corporate and other Adjusted EBITDA of $(146) million.
**Consolidated Adjusted EBITDA for the year ended December 31, 2018 included eliminations of $0 million and corporate and other Adjusted EBITDA of $(127) million.

The table below provides a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA:

	Year Ended December 31,
	2019	2018	Change 2019 vs. 2018
Net income attributable to Hyatt Hotels Corporation	$766	$769	$(3)	(0.4)%
Interest expense	75	76	(1)	(1.2)%
Provision for income taxes	240	182	58	32.2%
Depreciation and amortization	329	327	2	0.7%
EBITDA	1,410	1,354	56	4.2%
Contra revenue	22	20	2	11.5%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(2,461)	(1,956)	(505)	(25.9)%
Costs incurred on behalf of managed and franchised properties	2,520	1,981	539	27.2%
Equity (earnings) losses from unconsolidated hospitality ventures	10	(8)	18	215.1%
Stock-based compensation expense	35	29	6	19.9%
Gains on sales of real estate	(723)	(772)	49	6.3%
Asset impairments	18	25	(7)	(27.2)%
Other (income) loss, net	(127)	49	(176)	(358.6)%
Pro rata share of unconsolidated owned and leased hospitality ventures Adjusted EBITDA	50	55	(5)	(8.4)%
Adjusted EBITDA	$754	$777	$(23)	(2.9)%
Inflation
We do not believe inflation had a material effect on our business in 2019 or 2018.
Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments, and cash generated from our operations. As part of our business strategy, we use net proceeds from dispositions to support our acquisitions and new investment opportunities as well as return capital to our shareholders. When appropriate, we borrow cash under our revolving credit facility or from other third-party sources and may also raise funds by issuing debt or equity securities as necessary. We maintain a cash investment policy that emphasizes preservation of capital. We believe our cash position, short-term investments, and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives for the foreseeable future.
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
Recent Transactions Affecting Our Liquidity and Capital Resources
During the years ended December 31, 2019 and December 31, 2018, various transactions impacted our liquidity. See "—Sources and Uses of Cash."

Sources and Uses of Cash

	Year Ended December 31,
	2019	2018
Cash provided by (used in):
Operating activities	$396	$341
Investing activities	585	374
Financing activities	(541)	(850)
Effect of exchange rate changes on cash	1	5
Net increase (decrease) in cash, cash equivalents, and restricted cash	$441	$(130)
Cash Flows from Operating Activities
Cash provided by operating activities increased $55 million in the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily due to higher tax payments in 2018 driven by transactions and changes in our working capital.
Cash Flows from Investing Activities
2019 Activity:

•	We sold the shares of the entity which owns Grand Hyatt Seoul and adjacent land to an unrelated third party for approximately $467 million, net of closing costs and proration adjustments.

•	We sold Hyatt Regency Atlanta to an unrelated third party for approximately $346 million, net of closing costs and proration adjustments.

•
We sold the property adjacent to Grand Hyatt San Francisco and assigned the related Apple store lease to an unrelated third party for approximately $115 million, net of closing costs and proration adjustments. Proceeds from the sale were held as restricted for use in a potential like-kind exchange.

•	We collected $46 million of unsecured financing receivables related to the HRMC transaction.

•	We received $25 million of proceeds from sales activity related to certain equity method investments.

•	We sold our contractual right to purchase Hyatt Regency Portland at the Oregon Convention Center to an unrelated third party for approximately $21 million, net of closing costs.

•	We invested $369 million in capital expenditures (see "—Capital Expenditures").
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

•
We acquired Two Roads for cash of $415 million, net of $37 million cash acquired, which was inclusive of a $36 million payment of additional consideration and $4 million of other purchase price adjustments.

•	We invested $297 million in capital expenditures (see "—Capital Expenditures").

•	We acquired Hyatt Regency Phoenix for a purchase price of approximately $139 million, net of proration adjustments.

•	We acquired Hyatt Regency Indian Wells Resort & Spa for a purchase price of approximately $120 million, net of proration adjustments.

•	We had $41 million of net purchases of marketable securities and short-term investments.
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
Cash Flows from Financing Activities
2019 Activity:

•	We repurchased 5,621,281 shares of Class A and Class B common stock for an aggregate purchase price of $421 million.

•	We paid four quarterly $0.19 per share cash dividends on Class A and Class B common stock totaling $80 million.

•	We paid $24 million of contingent consideration as a result of the acquisition of Two Roads.

•	We borrowed and repaid $400 million on our revolving credit facility.
2018 Activity:

•
We repurchased 12,723,895 shares of Class A and Class B common stock for an aggregate purchase price of $946 million, including shares repurchased under the 2018 ASR programs and 244,260 shares delivered in settlement of the fourth quarter of 2017 ASR ("November 2017 ASR") in 2018, for which payment was made during 2017.

•	We repaid the remaining $196 million of 6.875% senior notes due 2019 (the "2019 Notes") for approximately $203 million, inclusive of a $7 million make-whole premium.

•	We paid four quarterly $0.15 per share cash dividends on Class A and Class B common stock totaling $68 million.

•	We borrowed and repaid $20 million on our revolving credit facility.

•	We redeemed the Miraval preferred shares for approximately $10 million.

•
We issued $400 million of 4.375% senior notes due 2028, at an issue price of 99.866% (the "2028 Notes") and received $396 million of net proceeds, after deducting approximately $4 million of underwriting discounts and offering expenses.

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

	December 31, 2019	December 31, 2018
Consolidated debt (1)	$1,623	$1,634
Stockholders' equity	3,962	3,670
Total capital	5,585	5,304
Total debt to total capital	29.1%	30.8%
Consolidated debt (1)	1,623	1,634
Less: Cash and cash equivalents and short-term investments	(961)	(686)
Net consolidated debt	$662	$948
Net debt to total capital	11.9%	17.9%

(1) Excludes approximately $572 million and $528 million of our share of indebtedness of our unconsolidated hospitality ventures accounted for under the equity method at December 31, 2019 and December 31, 2018, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements.

Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance and technology, enhancements to existing properties, and investment in new properties under development or recently opened. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flow from operations.

	Year Ended December 31,
	2019	2018
Investment in new properties under development or recently opened	$139	$79
Enhancements to existing properties	137	137
Maintenance and technology	93	81
Total capital expenditures	$369	$297
The increase in investment in new properties under development or recently opened is primarily driven by renovation spend at Miraval properties and the development of a hotel in Philadelphia, Pennsylvania in 2019.
Senior Notes
The table below sets forth the outstanding principal balance of our various series of senior unsecured notes (the "Senior Notes") at December 31, 2019, as described in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements." Interest on the Senior Notes is payable semi-annually.

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
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at December 31, 2019.
Revolving Credit Facility
The revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper backup and permitted investments and acquisitions. At December 31, 2019 and December 31, 2018, we had no balance outstanding. We had $1 million and no outstanding undrawn letters of credit issued under our revolving credit facility (and reduced availability thereunder) at December 31, 2019 and December 31, 2018, respectively. At December 31, 2019, we had available borrowing capacity of $1.5 billion under our revolving credit facility, net of outstanding undrawn letters of credit. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements."
All of our borrowings under our revolving credit facility are guaranteed by substantially all of our material domestic subsidiaries, as defined in the revolving credit facility. All guarantees are guarantees of payment and performance and not of collection. Hotel Investors I, Inc., a wholly owned subsidiary, is an additional borrower under our revolving credit facility.
Interest rates on outstanding borrowings are either LIBOR-based or based on an alternate base rate, with margins in each case based on our credit rating or, in certain circumstances, our credit rating and leverage ratio. At December 31, 2019, the interest rate for a one month LIBOR borrowing under our revolving credit facility would have been 2.813%, or LIBOR of 1.763% plus 1.050%.
Borrowings under our revolving credit facility bear interest, at our option, at either one, two, three, or six month LIBOR plus a margin ranging from 0.900% to 1.500% per annum (plus any mandatory costs, if applicable) or the alternative base rate plus a margin ranging from 0.000% to 0.500% per annum, in each case depending on our credit rating by either S&P or Moody's or, in certain circumstances, our credit rating and leverage ratio. Borrowings under our swingline subfacility will bear interest at a per annum rate equal to the alternate base rate plus the applicable percentage for revolving loans that are alternate base rate loans. We are also required to pay letter of credit fees with respect to each letter of credit equal to the applicable margin for LIBOR on the face amount of each letter of credit. In addition, we must pay a fronting fee to the issuer of each letter of credit of 0.10% per annum on the face amount of such letter of credit.
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
The revolving credit facility contains certain covenants, including financial covenants that limit our maximum leverage (consisting of the ratio of Adjusted Total Debt to Consolidated EBITDA, each as defined in the revolving credit facility) to not more than 4.5 to 1, and limit our Secured Funded Debt Ratio (consisting of the ratio of Secured Funded Debt to Property and Equipment, each as defined in the revolving credit facility), to not more than 0.30 to 1. Our outstanding Senior Notes do not contain a corresponding financial covenant or a requirement that we maintain certain financial ratios. We currently satisfy all the covenants in our revolving credit facility and Senior Notes and do not expect the covenants will restrict our ability to meet our anticipated borrowing and guarantee levels or increase those levels should we decide to do so in the future.
Letters of Credit
We issue letters of credit either under the revolving credit facility as discussed above or directly with financial institutions. We had $263 million and $277 million in letters of credit issued directly with financial institutions outstanding at December 31, 2019 and December 31, 2018, respectively. These letters of credit had weighted-average fees of approximately 99 basis points and a range of maturity of up to approximately three years at December 31, 2019.
Other Indebtedness and Future Debt Maturities
Excluding the $1,400 million of Senior Notes, all other third-party indebtedness was $223 million, net of $15 million of unamortized discounts and deferred financing fees, at December 31, 2019.
At December 31, 2019, $11 million of our outstanding debt will mature in the following 12 months. We believe we will have adequate liquidity, including our capacity to borrow under our revolving credit facility, and/or the ability to execute on refinancing or new issuances of debt to meet requirements for scheduled maturities.

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2019:

		Payments Due by Period
	Total	2020	2021	2022	2023	2024	Thereafter
Debt (1)	$2,117	$84	$334	$70	$419	$57	$1,153
Finance lease obligations (1)	14	3	2	2	2	2	3
Operating lease obligations	631	47	45	42	39	36	422
Purchase obligations	80	80	—	—	—	—	—
Other long-term liabilities (2)	472	2	1	1	1	1	466
Total contractual obligations	$3,314	$216	$382	$115	$461	$96	$2,044

(1) Includes principal and interest payments; assumes constant foreign exchange rates for floating-rate debt at December 31, 2019.
(2) Primarily consists of deferred compensation plan liabilities; excludes $147 million in long-term taxes payable due to the uncertainty related to the timing of the reversal of those liabilities.
Guarantee Commitments
The following table summarizes our guarantee commitments at December 31, 2019:

		Amount of Guarantee Commitments Expiration by Period
	Total	2020	2021	2022	2023	2024	Thereafter
Performance guarantees (1)	$238	$180	$12	$11	$6	$1	$28
Debt repayment and other guarantees (2)	415	192	36	75	112	—	—
Total guarantee commitments	$653	$372	$48	$86	$118	$1	$28

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
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements."
Investment Commitments
The following table summarizes our investment commitments, which represent our commitment, under certain conditions, to lend or provide certain consideration to, or invest in, various business ventures at December 31, 2019:

		Amount of Investment Commitments Expected Funding by Period
	Total	2020	2021	2022	2023	2024	Thereafter
Investment commitments	$296	$140	$41	$70	$8	$8	$29

See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements."
Off-Balance Sheet Arrangements
At December 31, 2019, our off-balance sheet arrangements included $80 million of purchase obligations, $264 million of letters of credit, and $48 million of surety bonds. These amounts are discussed in "—Sources and Uses of Cash—Revolving Credit Facility and —Letters of Credit," "—Contractual Obligations," and Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements."
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
Goodwill and Indefinite-Lived Intangible Assets
We evaluate goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year using balances at October 1 and at an interim date if indications of impairment exist. The Company has seven reporting units which have goodwill at December 31, 2019.
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
Historically, changes in estimates used in the goodwill and indefinite-lived intangible assets impairment valuations have not resulted in material impairment charges in subsequent periods as a result of changes in those estimates. However, changes in the economic and operating conditions impacting the assumptions and estimates could result in an impairment charge which could be material to our earnings. At December 31, 2019, excluding assets recently impaired or acquired, a change in our assumptions and estimates that could reduce the fair value of each of our reporting units or indefinite-lived intangible assets by 10% would not result in an impairment charge. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 9 to our Consolidated Financial Statements."
Acquisitions
Assets acquired and liabilities assumed in acquisitions are recorded at fair value as of the acquisition date. We use judgment to determine the fair value of the assets or businesses acquired and to allocate the fair value to identifiable tangible and intangible assets. Generally, tangible assets acquired include property and equipment, and intangible assets acquired may include management agreement intangibles, brand intangibles, advanced bookings, or goodwill in a business combination. Changes to the significant assumptions or factors used to determine fair value, in particular assumptions related to cash flow projections, inclusive of revenue projections, and the selection of discount rates, could affect the measurement and allocation of fair value. See Part IV, Item 15 "Exhibits and Financial Statement Schedule—Notes 7 and 9 to the Consolidated Financial Statements."
Property and Equipment and Definite-Lived Intangible Assets
We evaluate property and equipment and definite-lived intangible assets for impairment quarterly. We use judgment to determine whether indications of impairment exist. The determination of the occurrence of a triggering event is based on our knowledge of the hospitality industry, historical experience, location of the property, market conditions, termination of an underlying management agreement, and property-specific information available at the time of the assessment. We realize, however, that the results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis. When a triggering event occurs, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset or asset group, if applicable.
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
As a result of the Two Roads acquisition, we recorded management agreement intangibles for both operating and prospective hotels. During the year ended December 31, 2019, we recognized $13 million of impairment charges related to management agreement intangibles for contracts that terminated. We may incur impairment charges in a future period if agreements terminate, the timing of which is unpredictable. See Part IV, Item 15 "Exhibits and Financial Statement Schedule—Notes 7 and 9 to the Consolidated Financial Statements."
Equity Method Investments
We assess investments in unconsolidated hospitality ventures accounted for under the equity method for impairment quarterly. We use judgment to determine whether or not there is an indication that a loss in value has occurred and whether a decline is deemed to be other than temporary. The determination of whether a loss in value has occurred and whether such a decline is deemed to be other than temporary is based on our knowledge of the hospitality industry, historical experience, location of the underlying venture property, market conditions, and venture-specific information available at the time of the assessment. When there is an indication that a loss in value has occurred, judgment is also required in determining the assumptions and estimates to use when calculating the fair value.
Changes in economic and operating conditions impacting these estimates and judgments could result in impairments to our equity method investments in future periods. Historically, changes in estimates used in the impairment assessment process have not resulted in material impairment charges in subsequent periods as a result of changes made to those estimates. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 4 to our Consolidated Financial Statements."
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
Loyalty Program Future Redemption Obligation and Revenue Recognition
We utilize an actuary to assist with the valuation of the deferred revenue liability related to the loyalty program. Changes in the estimates, including the anticipated timing and value of future point redemptions and an estimate of the breakage for points that will not be redeemed, could result in a material change to our liability and the amount of revenue we recognize when redemptions occur. See Part IV, Item 15 "Exhibits and Financial Statement Schedule—Notes 2 and 3 to the Consolidated Financial Statements."
At December 31, 2019, our total deferred revenue liability related to the loyalty program was $671 million. A 10% decrease in the breakage assumption would result in an increase in the liability of approximately $35 million at December 31, 2019.

Incremental Borrowing Rate and Accounting for Leases
In determining the present value of our ROU assets and lease liabilities, we estimate an Incremental Borrowing Rate ("IBR") by applying a portfolio approach based on lease terms. Certain of our leases have terms that exceed 30 years. Given the lack of publicly available data for longer-term borrowing rates, determining the IBR for certain of our longer term leases requires additional judgment. Changes in these estimates could result in a material change to our lease liabilities. See Part IV, Item 15 "Exhibits and Financial Statement Schedule—Notes 2 and 8 to the Consolidated Financial Statements."
At December 31, 2019, our operating lease liabilities are $425 million. A 1% decrease in our estimated IBR would increase our operating lease liabilities by approximately $40 million.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At December 31, 2019, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
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
At December 31, 2019, we had outstanding interest rate locks that hedge a portion of the risk of changes in the benchmark interest rate associated with long-term debt we anticipate issuing in the future. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to the Consolidated Financial Statements." At December 31, 2019 and December 31, 2018, we did not hold any interest rate swap contracts.
The following table sets forth the contractual maturities and the total fair values at December 31, 2019 for our financial instruments materially affected by interest rate risk:

	Maturities by Period
	2020	2021	2022	2023	2024	Thereafter	Total carrying amount (1)	Total fair value
Fixed-rate debt	$5	$255	$5	$355	$6	$952	$1,578	$1,680
Average interest rate (2)							4.51%
Floating-rate debt (3)	$5	$5	$5	$4	$4	$26	$49	$60
Average interest rate (2)							7.54%
(1) Excludes $11 million of finance lease obligations and $15 million of unamortized discounts and deferred financing fees.
(2) Average interest rate at December 31, 2019.
(3) Includes Grand Hyatt Rio de Janeiro construction loan which had a 7.54% interest rate at December 31, 2019.
Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. The U.S. dollar equivalents of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany transactions, with terms of less than one year, were $194 million and $210 million at December 31, 2019 and December 31, 2018, respectively.
We intend to offset the gains and losses related to our third-party debt and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income. At December 31, 2019, a hypothetical 10% change in foreign currency exchange rates would result in an immaterial change in the fair value of the hedging instruments.
For the years ended December 31, 2019, December 31, 2018, and December 31, 2017, the effects of these derivative instruments resulted in $3 million of net gains, $15 million of net gains, and $19 million of net losses, respectively, recognized in other income (loss), net on our consolidated statements of income. We offset the gains and losses on our foreign currency forward contracts with gains and losses related to our intercompany loans and transactions, such that there is a negligible effect to net income.

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
Management's Report on Internal Control Over Financial Reporting.
Management's Report on Internal Control Over Financial Reporting is included in Part IV, Item 15 of this annual report.
Attestation Report of Independent Registered Public Accounting Firm.
The Attestation Report of Independent Registered Public Accounting Firm is included in Part IV, Item 15 of this annual report.
Changes in Internal Control.
In the fourth quarter of 2019, the Company completed the integration of Two Roads into the Company's internal control over financial reporting processes. The Company also implemented various internal controls related to our accounting for leases under the new accounting standard upon adoption on January 1, 2019. There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.    Other Information.
On February 19, 2020, we filed a Certificate of Retirement with the Secretary of State of the State of Delaware to retire 975,170 shares of Class B common stock, $0.01 par value per share, of the Company (the "Class B common stock"). All 975,170 shares of Class B common stock were converted into shares of Class A common stock. The Company's Amended and Restated Certificate of Incorporation requires that any shares of Class B common stock that are converted into shares of Class A common stock be retired and may not be reissued.
Effective upon filing, the Certificate of Retirement amended the Amended and Restated Certificate of Incorporation of the Company to reduce the total authorized number of shares of capital stock of the Company by 975,170 shares. The total number of authorized shares of the Company is now 1,407,457,686, such shares consisting of 1,000,000,000 shares designated Class A common stock, 397,457,686 shares designated Class B common stock, and 10,000,000 shares designated Preferred Stock, par value $0.01 per share. A copy of the Certificate of Retirement is attached as Exhibit 3.1 hereto.

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance.
The information required by this Item 10 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2019 pursuant to Regulation 14A under the Exchange Act in connection with our 2020 Annual Meeting of Stockholders.
Information required by this Item 10 appears under the captions: "CORPORATE GOVERNANCE—PROPOSAL 1— ELECTION OF DIRECTORS," "CORPORATE GOVERNANCE—OUR BOARD OF DIRECTORS," "CORPORATE GOVERNANCE," "CORPORATE GOVERNANCE—COMMITTEES OF THE BOARD OF DIRECTORS—Nominating and Corporate Governance Committee," "STOCK OWNERSHIP INFORMATION—DELINQUENT SECTION 16(a) REPORTS," and "CORPORATE GOVERNANCE—COMMITTEES OF THE BOARD OF DIRECTORS—Audit Committee" in the definitive proxy statement. See Part I, "Executive Officers of the Registrant" of this annual report for information regarding executive officers of the Company.
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
The information required by this Item 11 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2019 pursuant to Regulation 14A under the Exchange Act in connection with our 2020 Annual Meeting of Stockholders.
Information related to this Item 11 appears under the captions: "EXECUTIVE COMPENSATION," "CORPORATE GOVERNANCE—TALENT AND COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "CORPORATE GOVERNANCE—COMPENSATION OF NON-EMPLOYEE DIRECTORS," "CORPORATE GOVERNANCE—TALENT AND COMPENSATION COMMITTEE REPORT," and "CORPORATE GOVERNANCE—COMMITTEES OF THE BOARD OF DIRECTORS—Talent and Compensation Committee—Compensation Risk Considerations" in the definitive proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2019 pursuant to Regulation 14A under the Exchange Act in connection with our 2020 Annual Meeting of Stockholders.
Information related to this Item 12 appears under the caption "STOCK OWNERSHIP INFORMATION—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the definitive proxy statement.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information at December 31, 2019 about Class A common stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	5,361,715	(1)	$55.51	(2)	2,990,609	(3)
Equity Compensation Plans Not Approved by Security Holders	—		—		1,469,195	(4)
Total	5,361,715		$55.51		4,459,804
(1) Includes (a) Stock Appreciation Rights ("SARs") to purchase 3,844,357 shares of Class A common stock issued under the LTIP with a weighted-average exercise price of $55.51 (calculated on a one-for-one basis), (b) 1,500,704 shares of Class A common stock to be issued or retained, as applicable, upon the vesting of Restricted Stock Units ("RSUs") and Performance Share Units ("PSUs") issued under the LTIP for which no exercise price will be paid (assuming maximum payout of PSU awards), and (c) 16,654 shares of Class A common stock issued pursuant to the ESPP in connection with the October 2019 to December 2019 purchase period (for which shares were issued in January and February 2020).
(2) The calculation of weighted-average exercise price only includes outstanding SARs.
(3) Includes (a) 2,651,111 shares of Class A common stock that remain available for issuance under the LTIP and (b) 339,498 shares of Class A common stock that remain available for issuance pursuant to the ESPP.
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
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2019 pursuant to Regulation 14A under the Exchange Act in connection with our 2020 Annual Meeting of Stockholders.
Information related to this Item 13 appears under the captions: "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" and "CORPORATE GOVERNANCE—DIRECTOR INDEPENDENCE" in the definitive proxy statement.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2019 pursuant to Regulation 14A under the Exchange Act in connection with our 2020 Annual Meeting of Stockholders.

Information related to this Item 14 appears under the caption "INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in the definitive proxy statement.

Part IV

Item 15.	Exhibits and Financial Statement Schedule.
The following documents are filed as part of this annual report.

(a)	Financial Statements
The following consolidated financial statements are included in this annual report on the pages indicated:

(b)	Financial Statement Schedule
The following financial statement schedule is included in this annual report on the page indicated:

Page
Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2019, December 31, 2018, and December 31, 2017	SCHII-1

(c)	Exhibits
The Exhibit Index follows Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2019, December 31, 2018, and December 31, 2017 and is incorporated herein by reference.

Item 16.	Form 10-K Summary.
Omitted at registrant's option.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYATT HOTELS CORPORATION

	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer

Date: February 20, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Mark S. Hoplamazian	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2020
Mark S. Hoplamazian
/s/ Joan Bottarini	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 20, 2020
Joan Bottarini
/s/ Elizabeth M. Bauer	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 20, 2020
Elizabeth M. Bauer
/s/ Thomas J. Pritzker	Executive Chairman of the Board	February 20, 2020
Thomas J. Pritzker
/s/ Paul D. Ballew	Director	February 20, 2020
Paul D. Ballew
/s/ Susan D. Kronick	Director	February 20, 2020
Susan D. Kronick
/s/ Mackey J. McDonald	Director	February 20, 2020
Mackey J. McDonald
/s/ Cary D. McMillan	Director	February 20, 2020
Cary D. McMillan
/s/ Pamela M. Nicholson	Director	February 20, 2020
Pamela M. Nicholson
/s/ Jason Pritzker	Director	February 20, 2020
Jason Pritzker
/s/ Michael A. Rocca	Director	February 20, 2020
Michael A. Rocca
/s/ Richard C. Tuttle	Director	February 20, 2020
Richard C. Tuttle
/s/ James H. Wooten, Jr.	Director	February 20, 2020
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
Management assessed the effectiveness of Hyatt Hotels Corporation's internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that Hyatt Hotels Corporation maintained effective internal control over financial reporting as of December 31, 2019.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Hyatt Hotels Corporation's internal control over financial reporting as of December 31, 2019. That report is included in Item 15 of this Annual Report on Form  10-K.

/s/ Mark S. Hoplamazian
Mark S. Hoplamazian President & Chief Executive Officer

/s/ Joan Bottarini
Joan Bottarini Executive Vice President, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Hyatt Hotels Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hyatt Hotels Corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases on January 1, 2019 due to the adoption of FASB Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) and related ASUs.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Summary of Significant Accounting Policies - Management and Franchise Agreements - Loyalty program administration - Refer to Note 2 to the financial statements
Revenue from Contracts with Customers - Contract Balances - Refer to Note 3 to the financial statements
Critical Audit Matter Description
The Company operates its loyalty program for the benefit of the Hyatt portfolio of properties. The Company's estimate of the value of the deferred revenue liability related to the loyalty program ("the liability") is $671 million as of December 31, 2019 and is actuarially determined based on the anticipated timing and value of future point redemptions, including an estimate of the breakage for points that will never be redeemed. Changes in the estimates used in the determination of the liability could result in a material change to the amount of liability reported.

Given the subjectivity of the Company's breakage assumption, performing audit procedures to evaluate the reasonableness of this estimate involved a higher degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists in performing audit procedures over the liability.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the liability included the following, among others:

•	We tested the effectiveness of the Company's controls related to the liability, including those over the estimation of the breakage assumption.

•	We evaluated the methods and assumptions used by management to estimate the liability by:

•	Testing the underlying data that served as the basis for the actuarial analysis, including earnings and redemptions, to test that the inputs to the actuarial estimate were reasonable.

•	Comparing management's prior year assumptions of expected redemptions to actuals incurred during the current year to identify inconsistencies in the determination of the breakage assumptions.

•	With the assistance of our actuarial specialists, we developed independent estimates of the liability and compared our estimates to management's estimates.
Acquisitions and Dispositions - Acquisitions - Two Roads Hospitality, LLC - Refer to Note 7 to the financial statements
Intangibles, Net - Management and Franchise Agreement Intangibles, Brand and Other Indefinite-Lived Intangibles - Refer to Note 9 to the financial statements
Critical Audit Matter Description
On November 30, 2018, the Company acquired all of the outstanding equity interests of Two Roads Hospitality, LLC ("Two Roads") in a business combination for a purchase price of $405 million, plus contingent consideration. Accordingly, the total purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including brand and management agreement intangible assets of $96 million and $205 million, respectively. Management estimated the fair value of these intangible assets using the relief from royalty method and discounted future cash flow models, which included revenue projections and allocations based on the expected contract terms. The fair value determination of these intangible assets required management to make significant estimates and assumptions related to revenue projections and the selection of the discount rates. During 2019, the estimated fair values were revised as management refined its analysis of contract terms and renewal assumptions, which affected the underlying revenue projections in the valuation during the one-year measurement period.
Given that the fair value determination of these intangible assets required management to make significant estimates and assumptions related to revenue projections and the selection of the discount rates, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the revenue projections and the selection of discount rates for these intangible assets included the following, among others:

•
We tested the effectiveness of controls over the valuation of these intangible assets, including management's controls over revenue projections from the management agreements and the selection of the discount rates.

•
We evaluated the reasonableness of management's revenue projections from the management agreements by comparing the projections to historical results, existing contract terms and renewal periods and certain third-party industry data. We also evaluated whether the revenue projections from the management agreements were consistent with evidence obtained in other areas of the audit.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates by:

•	Assessing the appropriateness of the valuation methodology used to determine the discount rates.

•	Testing the source information underlying the determination of the discount rates and testing the mathematical accuracy of the calculations.

•	Developing a range of independent estimates of the discount rates and comparing the discount rates selected by management to the range of independent estimates.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 20, 2020

We have served as the Company's auditor since 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Hyatt Hotels Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Hyatt Hotels Corporation and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2019, of the Company and our report dated February 20, 2020, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph related to the Company's change in method of accounting for leases on January 1, 2019 due to the adoption of FASB Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) and related ASUs.
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
February 20, 2020

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2019, December 31, 2018, and December 31, 2017
(In millions of dollars, except per share amounts)

	2019	2018	2017
REVENUES:
Owned and leased hotels	$1,848	$1,918	$2,184
Management, franchise, and other fees	608	552	498
Amortization of management and franchise agreement assets constituting payments to customers	(22)	(20)	(18)
Net management, franchise, and other fees	586	532	480
Other revenues	125	48	36
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	2,461	1,956	1,762
Total revenues	5,020	4,454	4,462
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	1,424	1,446	1,664
Depreciation and amortization	329	327	348
Other direct costs	133	48	31
Selling, general, and administrative	417	320	377
Costs incurred on behalf of managed and franchised properties	2,520	1,981	1,782
Direct and selling, general, and administrative expenses	4,823	4,122	4,202
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	62	(11)	45
Equity earnings (losses) from unconsolidated hospitality ventures	(10)	8	219
Interest expense	(75)	(76)	(80)
Gains on sales of real estate	723	772	236
Asset impairments	(18)	(25)	—
Other income (loss), net	127	(49)	42
INCOME BEFORE INCOME TAXES	1,006	951	722
PROVISION FOR INCOME TAXES	(240)	(182)	(332)
NET INCOME	766	769	390
NET INCOME AND ACCRETION ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(1)
NET INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$766	$769	$389
EARNINGS PER SHARE—Basic
Net income	$7.33	$6.79	$3.13
Net income attributable to Hyatt Hotels Corporation	$7.33	$6.79	$3.12
EARNINGS PER SHARE—Diluted
Net income	$7.21	$6.68	$3.09
Net income attributable to Hyatt Hotels Corporation	$7.21	$6.68	$3.08

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2019, December 31, 2018, and December 31, 2017
(In millions of dollars)

	2019	2018	2017
Net income	$766	$769	$390
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (benefit) expense of $-, $(1), and $1 for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively	8	52	56
Unrecognized pension (cost) benefit, net of tax (benefit) expense of $(1), $1, and $- for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively	(4)	2	—
Unrealized gains on available-for-sale debt securities, net of tax expense of $- for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively, and unrealized gains on available-for-sale equity securities, net of tax expense of $23 for the year ended December 31, 2017	1	—	35
Unrealized gains (losses) on derivative activity, net of tax (benefit) expense of $(5), $-, and $- for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively	(14)	(1)	1
Other comprehensive income (loss)	(9)	53	92
COMPREHENSIVE INCOME	757	822	482
COMPREHENSIVE INCOME AND ACCRETION ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(1)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$757	$822	$481

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2019 and December 31, 2018
(In millions of dollars, except share and per share amounts)

	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$893	$570
Restricted cash	150	33
Short-term investments	68	116
Receivables, net of allowances of $32 and $26 at December 31, 2019 and December 31, 2018, respectively	421	427
Inventories	12	14
Prepaids and other assets	134	149
Prepaid income taxes	28	36
Total current assets	1,706	1,345
Equity method investments	232	233
Property and equipment, net	3,456	3,608
Financing receivables, net of allowances	35	13
Operating lease right-of-use assets	493	—
Goodwill	326	283
Intangibles, net	437	628
Deferred tax assets	144	180
Other assets	1,588	1,353
TOTAL ASSETS	$8,417	$7,643
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$11	$11
Accounts payable	150	151
Accrued expenses and other current liabilities	304	361
Current contract liabilities	445	388
Accrued compensation and benefits	144	150
Current operating lease liabilities	32	—
Total current liabilities	1,086	1,061
Long-term debt	1,612	1,623
Long-term contract liabilities	475	442
Long-term operating lease liabilities	393	—
Other long-term liabilities	884	840
Total liabilities	4,450	3,966
Commitments and contingencies (see Note 15)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of December 31, 2019 and December 31, 2018	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 36,109,179 issued and outstanding at December 31, 2019, and Class B common stock, $0.01 par value per share, 397,457,686 shares authorized, 65,463,274 shares issued and outstanding at December 31, 2019. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 39,507,817 issued and outstanding at December 31, 2018, and Class B common stock, $0.01 par value per share, 399,110,240 shares authorized, 67,115,828 shares issued and outstanding at December 31, 2018	1	1
Additional paid-in capital	—	50
Retained earnings	4,170	3,819
Accumulated other comprehensive loss	(209)	(200)
Total stockholders' equity	3,962	3,670
Noncontrolling interests in consolidated subsidiaries	5	7
Total equity	3,967	3,677
TOTAL LIABILITIES AND EQUITY	$8,417	$7,643
See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2019, December 31, 2018, and December 31, 2017
(In millions of dollars)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$766	$769	$390
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of real estate	(723)	(772)	(236)
Depreciation and amortization	329	327	348
Release of contingent consideration liability	(30)	—	—
Amortization of share awards	35	28	32
Amortization of operating lease right-of-use assets	35	—	—
Deferred income taxes	28	(33)	56
Asset impairments	18	47	—
Equity (earnings) losses from unconsolidated hospitality ventures	10	(8)	(219)
Amortization of management and franchise agreement assets constituting payments to customers	22	20	18
Gain on sale of contractual right	(16)	—	—
Realized (gains) losses, net	(2)	3	41
Unrealized (gains) losses, net	(26)	47	(1)
Distributions from unconsolidated hospitality ventures	13	17	29
Other	(55)	(25)	4
Increase (decrease) in cash attributable to changes in assets and liabilities and other
Receivables, net	(29)	14	(37)
Inventories	1	—	12
Prepaid income taxes	10	(5)	14
Accounts payable, accrued expenses, and other current liabilities	26	(80)	102
Operating lease liabilities	(34)	—	—
Accrued compensation and benefits	(1)	6	22
Other long-term liabilities	73	51	53
Other, net	(54)	(65)	(41)
Net cash provided by operating activities	396	341	587
(Continued)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2019, December 31, 2018, and December 31, 2017
(In millions of dollars)

	2019	2018	2017
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	$(350)	$(665)	$(469)
Proceeds from marketable securities and short-term investments	349	624	480
Contributions to equity method and other investments	(48)	(60)	(89)
Return of equity method and other investments	28	51	425
Acquisitions, net of cash acquired	(18)	(678)	(259)
Capital expenditures	(369)	(297)	(298)
Issuance of financing receivables	(18)	(2)	—
Proceeds from financing receivables	46	—	—
Proceeds from sales of real estate, net of cash disposed	940	1,382	663
Proceeds from sale of contractual right	21	—	—
Pre-condemnation proceeds	—	7	15
Other investing activities	4	12	(11)
Net cash provided by investing activities	585	374	457
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs of $-, $4, and $-, respectively	400	416	670
Repayments of debt	(409)	(231)	(782)
Repurchase of common stock	(421)	(946)	(743)
Contingent consideration paid	(24)	—	—
Proceeds from redeemable noncontrolling interest in preferred shares in a subsidiary	—	—	9
Repayments of redeemable noncontrolling interest in preferred shares in a subsidiary	—	(10)	—
Dividends paid	(80)	(68)	—
Other financing activities	(7)	(11)	(12)
Net cash used in financing activities	(541)	(850)	(858)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1	5	(7)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	441	(130)	179
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—BEGINNING OF YEAR	622	752	573
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—END OF PERIOD	$1,063	$622	$752
(Continued)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2019, December 31, 2018, and December 31, 2017
(In millions of dollars)

Supplemental disclosure of cash flow information:

	2019	2018	2017
Cash and cash equivalents	$893	$570	$503
Restricted cash (see Note 2)	150	33	234
Restricted cash included in other assets (see Note 2)	20	19	15
Total cash, cash equivalents, and restricted cash	$1,063	$622	$752

	2019	2018	2017
Cash paid during the period for interest	$79	$73	$80
Cash paid during the period for income taxes	$175	$292	$175
Cash paid for amounts included in the measurement of operating lease liabilities	$50	$—	$—
Non-cash investing and financing activities are as follows:
Non-cash contributions to equity method investments (see Note 4, Note 15)	$9	$61	$5
Non-cash issuance of financing receivables (see Note 6, Note 7)	$1	$45	$—
Change in accrued capital expenditures	$(7)	$13	$9
Non-cash right-of-use assets obtained in exchange for operating lease liabilities	$8	$—	$—
Contingent liability (see Note 7)	$—	$57	$—

(Concluded)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2019, December 31, 2018, and December 31, 2017
(In millions except share and per share amounts)

	Common Shares Outstanding		Common Stock Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries	Total
	Class A	Class B	Class A	Class B
BALANCE—January 1, 2017	39,952,061	90,863,209	$1	$—	$1,686	$2,665	$(277)	$5	$4,080
Total comprehensive income	—	—	—	—	—	389	92	—	481
Noncontrolling interests	—	—	—	—	—	—	—	1	1
Repurchase of common stock	(9,096,871)	(3,089,437)	—	—	(743)	—	—	—	(743)
Directors compensation	—	—	—	—	2	—	—	—	2
Employee stock plan issuance	69,012	—	—	—	4	—	—	—	4
Share-based payment activity	287,012	—	—	—	18	—	—	—	18
Class share conversions	17,019,935	(17,019,935)	—	—	—	—	—	—	—
BALANCE—December 31, 2017	48,231,149	70,753,837	$1	$—	$967	$3,054	$(185)	$6	$3,843
Cumulative effect of accounting changes (1)	—	—	—	—	—	64	(68)	—	(4)
BALANCE—January 1, 2018	48,231,149	70,753,837	$1	$—	$967	$3,118	$(253)	$6	$3,839
Total comprehensive income	—	—	—	—	—	769	53	—	822
Noncontrolling interests	—	—	—	—	—	—	—	1	1
Repurchase of common stock	(10,293,241)	(2,430,654)	—	—	(946)	—	—	—	(946)
Directors compensation	—	—	—	—	2	—	—	—	2
Employee stock plan issuance	61,900	—	—	—	5	—	—	—	5
Share-based payment activity	300,654	—	—	—	22	—	—	—	22
Class share conversions	1,207,355	(1,207,355)	—	—	—	—	—	—	—
Cash dividends of $0.15 per share (see Note 16)	—	—	—	—	—	(68)	—	—	(68)
BALANCE—December 31, 2018	39,507,817	67,115,828	$1	$—	$50	$3,819	$(200)	$7	$3,677
Total comprehensive income	—	—	—	—	—	766	(9)	—	757
Noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Repurchase of common stock	(4,943,897)	(677,384)	—	—	(86)	(335)	—	—	(421)
Directors compensation	—	—	—	—	2	—	—	—	2
Employee stock plan issuance	79,700	—	—	—	5	—	—	—	5
Share-based payment activity	490,389	—	—	—	29	—	—	—	29
Class share conversions	975,170	(975,170)	—	—	—	—	—	—	—
Cash dividends of $0.19 per share (see Note 16)	—	—	—	—	—	(80)	—	—	(80)
BALANCE—December 31, 2019	36,109,179	65,463,274	$1	$—	$—	$4,170	$(209)	$5	$3,967

(1) Cumulative adjustment due to adoption of ASU 2016-01 and ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Upon the adoption of ASU 2016-01, the unrealized gains and losses on our equity securities, previously classified as available-for-sale, are recognized in other income (loss), net.

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, unless otherwise indicated)

1.     ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively "Hyatt Hotels Corporation") provide hospitality and other services on a worldwide basis through the development, ownership, operation, management, franchising, and licensing of hospitality and wellness-related businesses. We develop, own, operate, manage, franchise, license, or provide services to a portfolio of properties, consisting of full service hotels, select service hotels, resorts, and other properties, including branded spas and fitness studios, timeshare, fractional, and other forms of residential, vacation, and condominium ownership units. At December 31, 2019, (i) we operated or franchised 446 full service hotels, comprising 156,133 rooms throughout the world, (ii) we operated or franchised 467 select service hotels, comprising 66,978 rooms, of which 399 hotels are located in the United States, and (iii) our portfolio included 8 franchised all-inclusive Hyatt-branded resorts, comprising 3,153 rooms, and 3 wellness resorts, comprising 410 rooms. At December 31, 2019, our portfolio of properties operated in 65 countries around the world. Additionally, through strategic relationships, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and which operate under other tradenames or marks owned by such hotel or licensed by third parties.
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
Revenue Recognition—Our revenues are primarily derived from the products and services provided to our customers and generally recognized when control of the product or service has transferred to the customer. Our customers include third-party hotel owners, guests at owned and leased hotels and spa and fitness centers, a third-party partner through our co-branded credit card program, and owners and guests of the condominium ownership units. A summary of our revenue streams is as follows:

•
Owned and leased hotels revenues—Owned and leased hotels revenues are derived from room rentals and services provided at our owned and leased hotels. We present revenues net of sales, occupancy, and other taxes. Taxes collected on behalf of and remitted to governmental taxing authorities are excluded from the transaction price of the underlying products and services.

•
Management, franchise, and other fees—Management fees primarily consist of a base fee, which is generally calculated as a percentage of gross revenues, and an incentive fee, which is generally computed based on a hotel profitability measure. Included within the aforementioned management fees are royalty fees that we earn in exchange for providing access to Hyatt's intellectual property ("IP"). Franchise fees consist of an initial fee and ongoing royalty fees computed as a percentage of gross room revenues and, as applicable, food and beverage revenues. Other fees include license fee revenues associated with the licensing of the Hyatt brand names through our co-branded credit card program and sales of our branded residential ownership units as well as termination fees.

•
Net management, franchise, and other fees—Management, franchise, and other fees are reduced by the amortization of management and franchise agreement assets constituting payments to customers. Consideration provided to customers is recognized in other assets and amortized over the expected customer life, which is typically the initial term of the management or franchise agreement.

•
Other revenues—Other revenues include revenues from our residential management operations for our condominium ownership units, the sale of promotional awards through our co-branded credit cards, and spa and fitness revenues from Exhale.

•
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties—Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties represent the reimbursement of costs incurred on behalf of the owners of properties. These reimbursed costs relate primarily to payroll at managed properties, as well as system-wide services and the loyalty program operated on behalf of owners.

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

•
System-wide services—We provide system-wide services on behalf of owners of managed and franchised properties. The promise to provide system-wide services is not a distinct performance obligation because it is attendant to the license of our IP. Therefore, this promise is combined with the license of our IP to form a single performance obligation. We have two accounting models depending on the terms of the agreements:

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

•
Fund model—Third-party hotel owners are invoiced a system-wide assessment fee primarily based on a percentage of hotel revenues on a monthly basis. We recognize the revenues over time as services are provided through revenues for the reimbursement of costs incurred on behalf of managed and franchised properties. We have discretion over how we spend program revenues and, therefore, we are the principal. Expenses related to the system-wide programs are recognized as incurred through costs incurred on behalf of managed and franchised properties. Over time, we manage the system-wide programs to break-even, but the timing of the revenue received from the owners may not align with the timing of the expenses to operate the programs. Therefore, the difference between the revenues and expenses will impact our net income.

•
Hotel management agreement services—Under the terms of our management agreements, we provide hotel management agreement services, which form a single performance obligation that qualifies as a series. In exchange, we receive variable consideration in the form of management fees, which are comprised of base and/or incentive fees. Incentive fees are typically subject to the achievement of certain profitability targets, and therefore, we apply judgment in determining the amount of incentive fees recognized each period. Incentive fees revenue is recognized to the extent it is probable that we will not reverse a significant portion of the fees in a subsequent period. We rely on internal financial forecasts and historical trends to estimate the amount of incentive fees revenue recognized and the probability that incentive fees will reverse in the future. Generally, base management fees are due and payable on a monthly basis as services are provided, and incentive fees are due and payable based on the terms of the agreement, but at a minimum, incentive fees are billed and collected annually. Revenue is recognized over time as services are rendered.

Under the terms of certain management agreements, primarily within the United States, we are the employer of hotel employees. When we are the employer, we are reimbursed for costs incurred related to the employee management services with no added margin, and the reimbursements are recognized over time as services are rendered within revenues for the reimbursement of costs incurred on behalf of managed and franchised properties. In jurisdictions in which we are the employer, we have discretion over how employee management services are provided and, therefore, we are the principal.

•
Loyalty program administration—We administer the loyalty program for the benefit of Hyatt's portfolio of properties during the period of their participation in the loyalty program. Under the program, members earn points based on their spend at our properties, by transacting with our strategic loyalty alliances, or in connection with spend on the Hyatt co-branded credit cards, which may be redeemed for the right to stay at participating properties, as well as for other goods and services from third parties. Points earned by loyalty program members represent a material right to free or discounted goods or services in the future.
The loyalty program has one performance obligation that consists of marketing and managing the program and arranging for award redemptions by members. These two promises are not distinct because the promise to market and manage the program does not benefit the customer without the related arrangement for award redemptions. The costs of administering the loyalty program are charged to the properties through an assessment fee based on members' qualified expenditures. The assessment fee is billed and collected monthly, and the revenue received by the program is deferred until a member redeems points. Upon redemption of points at managed and franchised properties, we recognize the previously deferred revenue through revenues for the reimbursement of costs incurred on behalf of managed and franchised properties, net of redemption expense paid to managed and franchised hotels. We are responsible for arranging for the redemption of promotional awards, but we do not directly fulfill the award night obligation except at owned and leased hotels. Therefore, we are the agent with respect to this performance obligation for managed and franchised hotels, and we are the principal with respect to owned and leased hotels. A portion of our owned and leased hotels revenues is deferred upon initial stay as points are earned by program members at owned or leased hotels, and revenues are recognized upon redemption at owned or leased hotels.
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
Hotels commonly enter into arrangements with online travel agencies, trade associations, and other entities. As part of these arrangements, Hyatt may pay the other party a commission or rebate based on the revenue generated through that channel. The determination of whether to recognize revenues gross or net of rebates and commissions is made based on the terms of each contract.
Residential management operations
We provide services related to the residential management business pursuant to rental management agreements with individual property owners or homeowners' associations whereby the property owners and/or homeowners' association participate in our rental program. The services provided include reservations, housekeeping, security, and concierge assistance to guests in exchange for a variable fee based on a revenue sharing agreement with the owner of the condominium ownership unit. The services represent an individual performance obligation. Revenue is recognized over time as services are rendered or upon completion of the guest's stay at the condominium ownership unit. We are responsible for establishing pricing as well as fulfilling the services during the guest's stay and, as a result, we are deemed to be the principal in the transaction.
Spa and fitness services
Exhale spa and fitness studios provide guests with spa and fitness services as well as retail products in exchange for fixed consideration. Each spa and fitness service represents an individual performance obligation. Payment is due in full, and revenue is recognized at the point in time the services are rendered or the products are provided to the customer. If a guest purchases a spa or fitness package, the fixed price is allocated to each distinct product or service based on the stand-alone selling price for each item.

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
In exchange for the products and services provided, we receive fixed and variable consideration which is allocated between the performance obligations based upon the relative stand-alone selling prices. Significant judgment is involved in determining the relative stand-alone selling prices, and therefore, we engaged a third-party valuation specialist to assist us. We utilize a relief from royalty method to determine the revenue allocated to the license, which is recognized over time as the licensee derives value from access to Hyatt's brand name. We utilize observable transaction prices and adjusted market assumptions to determine the stand-alone selling price of a loyalty point, and we utilize a cost plus margin approach to determine the stand-alone selling price of the free room nights. The revenues allocated to loyalty program points and free night awards are deferred and recognized upon redemption or expiration of a card member's promotional awards, which is recognized net of redemption expense when we are the agent. We are responsible for arranging for the redemption of promotional awards, but we do not directly fulfill the award night obligation except at owned and leased hotels. Therefore, we are the agent for managed and franchised hotels, and we are the principal with respect to owned and leased hotels.
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
For each performance obligation satisfied over time, we recognize revenue using an output method based on the value transferred to the customer. Revenue is recognized based on the transaction price and the observable outputs related to each performance obligation. We deem the following to represent our progress in satisfying these performance obligations:

•	revenues and operating profits earned by the hotels during the reporting period for access to Hyatt's IP, as it is indicative of the value third-party owners derive;

•	revenues and operating profits of the hotels for the promise to provide management agreement services to the hotels;

•	award night redemptions or point redemptions with third-party partners for the administration of the loyalty program performance obligation; and

•	cardholder spend for the license to the Hyatt name through our co-branded credit cards, as it is indicative of the value our partner derives from the use of our name.
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
Contract Balances—Our payments from customers are based on the billing terms established in our contracts. Customer billings are classified as accounts receivable when our right to consideration is unconditional. If our right to consideration is conditional on future performance under the contract, the balance is classified as a contract asset. Due to certain profitability hurdles in our management agreements, incentive fees are considered contract assets until the risk related to the achievement of the profitability metric no longer exists. Once the profitability hurdle has been met, the incentive fee receivable balance will be recorded in accounts receivable. Contract assets are included in receivables, net on our consolidated balance sheets. Payments received in advance of performance under the contract are classified as current or long-term contract liabilities on our consolidated balance sheets and recognized as revenue as we perform under the contract.

Cash Equivalents—We consider all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents.
Restricted Cash—We had restricted cash of $170 million and $52 million at December 31, 2019 and December 31, 2018, of which $20 million and $19 million, respectively, are recorded in other assets on our consolidated balance sheets, which includes:

•	$115 million at December 31, 2019 related to sale proceeds from the disposition of the property adjacent to Grand Hyatt San Francisco pursuant to a potential like-kind exchange (see Note 7);

•	$30 million and $28 million, respectively, related to debt service on bonds related to our ownership in Grand Hyatt San Antonio (see Note 11);

•	$9 million related to our captive insurance subsidiary for minimum capital and surplus requirements in accordance with local insurance regulations (see Note 15); and

•	$16 million and $15 million, respectively, related to escrow deposits and other arrangements.
Equity Method Investments—We have investments in unconsolidated hospitality ventures accounted for under the equity method. These investments are an integral part of our business and strategically and operationally important to our overall results. When we receive a distribution from an investment, we determine whether it is a return on our investment or a return of our investment based on the underlying nature of the distribution. We assess investments in unconsolidated hospitality ventures for impairment quarterly. When there is indication a loss in value has occurred, we evaluate the carrying value in comparison to the estimated fair value of the investment. Fair value is based upon internally developed discounted cash flow models, third-party appraisals, and if appropriate, current estimated net sales proceeds from pending offers. The principal inputs used in the discounted cash flow analysis requiring judgment are the projected future cash flows, the discount rate, and the capitalization rate assumptions. Our estimates of projected future cash flows are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of our routine, long-term planning process. If the estimated fair value is less than carrying value, we use our judgment to determine if the decline in value is other than temporary. In determining this, we consider factors including, but not limited to, the length of time and extent of the decline, loss of value as a percentage of the cost, financial condition and near-term financial projections, our intent and ability to recover the lost value, and current economic conditions. Impairments deemed other than temporary are charged to equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income. For additional information about equity method investments, see Note 4.
Debt and Equity Securities—Excluding the aforementioned equity method investments, debt and equity securities consist of various investments:

•
Equity securities consist of interest-bearing money market funds, mutual funds, common shares, and preferred shares. Equity securities with a readily determinable fair value are recorded at fair value on our consolidated balance sheets based on listed market prices or dealer quotations where available. Equity securities without a readily determinable fair value are recognized at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Net gains and losses, both realized and unrealized, and impairment charges on equity securities are recognized in other income (loss), net on our consolidated statements of income.

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

•	HTM securities—investments which we have the intent and ability to hold until maturity and are recorded at amortized cost.
Our preferred shares earn a return that is recognized as interest income in other income (loss), net as earned unless we determine collection is at risk.
AFS and HTM securities are assessed for impairment quarterly. To determine if an impairment is other than temporary for debt securities, we consider the duration and severity of the loss position, the strength of the underlying collateral, the term to maturity, credit rating, and our intent to sell. For debt securities that are deemed other than temporarily impaired and there is no intent to sell, impairments are separated into the amount related to the credit loss, which is typically recognized in other income (loss), net on our consolidated statements of income and the amount related to all other factors, which is recorded in accumulated other comprehensive loss on our consolidated balance sheets. For debt securities that are deemed other than temporarily impaired and there is intent to sell, impairments in their entirety are recognized in other income (loss), net on our consolidated statements of income. For additional information about debt and equity securities, see Note 4.
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
Accounts Receivable—Our accounts receivable primarily consists of trade receivables due from guests for services rendered at our owned and leased properties and from hotel owners with whom we have management and franchise agreements for services rendered and for reimbursements of costs incurred on behalf of managed and franchised properties. We record an accounts receivable reserve when losses are probable, based on an assessment of past collection activity and current business conditions.

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
Property and equipment are depreciated over the following:

Buildings and improvements	10-50 years
Leasehold improvements	The shorter of the lease term or useful life of asset
Furniture and equipment	3-20 years
Computers	3-7 years
Definite-lived intangible assets are amortized over the following:

Management and franchise agreement intangibles	4 - 30 years
Advanced booking intangibles	1 - 7 years

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
If the projected undiscounted future cash flows are less than the net book value of the assets, the fair value is determined based upon internally developed discounted cash flows of the assets, third-party appraisals or broker valuations, and if appropriate, current estimated net sales proceeds from pending offers. The principal inputs used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows, the discount rates, and the capitalization rate assumptions. The excess of the net book value over the estimated fair value is recognized in asset impairments on our consolidated statements of income.
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
For additional information about property and equipment and definite-lived intangible assets, see Notes 5 and 9, respectively.
Leases—We primarily lease land, buildings, office space, spas and fitness centers, and equipment. We determine if an arrangement is an operating or finance lease at inception. For our hotel management agreements, we apply judgment in order to determine whether the contract is accounted for as a lease or management agreement based on the specific facts and circumstances of each agreement. In evaluating whether an agreement constitutes a lease, we review the contractual terms to determine which party obtains both the economic benefits and control of the assets. In arrangements where we control the assets and obtain the economic benefits, we account for the contract as a lease.
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
We assess ROU assets for impairment quarterly. When events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the asset for impairment by comparison to the projected undiscounted future cash flows. If the carrying value of the asset is determined to not be recoverable and is in excess of the estimated fair value, we recognize an impairment charge in asset impairments on our consolidated statements of income.

As our leases do not provide an implicit borrowing rate, we use our estimated IBR to determine the present value of our lease payments and apply a portfolio approach. We apply judgment in estimating our IBR including factors related to currency risk and our credit risk. We also give consideration to our recent debt issuances as well as publicly available data for instruments with similar characteristics when determining our IBR.
Our operating leases may include the following terms: (i) fixed minimum lease payments, (ii) variable lease payments based on a percentage of the hotel's profitability measure, as defined in the lease, (iii) lease payments equal to the greater of a minimum or variable lease payments based on a percentage of the hotel's profitability measure, as defined in the lease, (iv) lease payments adjusted for changes in an index or market value, or (v) variable lease payments based on a percentage split of the total gross revenue, as defined in the leases, related to our residential management operations. Future lease payments that are contingent are not included in the measurement of the operating lease liability or in the future maturities table, see Note 8.
For office space, land, and hotel leases, we do not separate the lease and nonlease components, which primarily relate to common area maintenance and utilities. We combine lease and nonlease components for those leases where we are the lessor, and we exclude all leases that are twelve months or less from the ROU assets and lease liabilities.
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
When determining fair value, we utilize internally developed discounted future cash flow models, third-party valuation specialist models, third-party appraisals or broker valuations and, if appropriate, current estimated net sales proceeds from pending offers. Under the discounted cash flow approach, we utilize various assumptions requiring judgment, including projected future cash flows, discount rates, and capitalization rates. Our estimates of projected future cash flows are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of our routine, long-term planning process. We then compare the estimated fair value to our carrying value. If the carrying value is in excess of the fair value, we recognize an impairment charge in asset impairments on our consolidated statements of income based on the amount by which the reporting unit's carrying value exceeded its fair value, limited to the carrying amount of goodwill. For additional information about goodwill, see Note 9.

Indefinite-Lived Intangible Assets—We have certain brand and other indefinite-lived intangibles that were acquired through various business combinations. At the time of each respective acquisition, fair value was estimated using a relief from royalty methodology.
As required, we evaluate indefinite-lived intangible assets for impairment annually during the fourth quarter of each year using balances at October 1 and at an interim date if indications of impairment exist. We use the relief from royalty method to estimate the fair value. When determining fair value, we utilize internally developed discounted future cash flow models and third-party valuation specialist models, which include various assumptions requiring judgment, including projected future cash flows, discount rates, and market royalty rates. Our estimates of projected cash flows are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of our routine, long-term planning process. We then compare the estimated fair value to our carrying value. If the carrying value is in excess of the fair value, we recognize an impairment charge in asset impairments on our consolidated statements of income. For additional information about indefinite-lived intangible assets, see Note 9.
Guarantees—We enter into performance guarantees related to certain hotels we manage. We also enter into debt repayment and other guarantees with respect to unconsolidated hospitality ventures, certain managed or franchised hotels, and other properties. We record a liability for the fair value of these guarantees at their inception date. In order to estimate the fair value, we use a Monte Carlo simulation to model the probability of possible outcomes. The valuation methodology requires that we make certain assumptions and judgments regarding discount rates, volatility, hotel operating results, and hotel property sales prices. The fair value is not re-valued due to future changes in assumptions. The corresponding offset depends on the circumstances in which the guarantee was issued and is recorded to equity method investments, other assets, or expense. We amortize the liability for the fair value of a guarantee into income over the term of the guarantee using a systematic and rational, risk-based approach. Guarantees related to our managed or franchised hotels and other properties are amortized into income in other income (loss), net in our consolidated statements of income. Guarantees related to our unconsolidated hospitality ventures are amortized into equity earnings (losses) from unconsolidated hospitality ventures in our consolidated statements of income. On a quarterly basis, we evaluate the likelihood of funding under a guarantee. To the extent we determine an obligation to fund is both probable and estimable based upon performance during the period, we record a separate contingent liability in other income (loss), net or equity earnings (losses) from unconsolidated hospitality ventures. For additional information about guarantees, see Note 15.
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
Fair Value—We apply the provisions of fair value measurement to various financial instruments, which we measure at fair value on a recurring basis, and to various financial and nonfinancial assets and liabilities, which we measure at fair value on a nonrecurring basis. We disclose the fair value of our financial assets and liabilities based on observable market information where available or on market participant assumptions. These assumptions are subjective in nature, involve matters of judgment, and, therefore, fair values cannot always be determined with precision. When determining fair value, we maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of the fair value hierarchy are as follows:

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
The fair value of debt and equity securities is discussed in Note 4; the fair value of financing receivables is discussed in Note 6; the fair value of long-term debt is discussed in Note 11; and the fair value of our guarantee liabilities is discussed in Note 15. Excluding the aforementioned assets and liabilities, the carrying values of our current financial assets and current financial liabilities approximate fair values. We recognize transfers in and transfers out of the levels of the fair value hierarchy as of the end of each quarterly reporting period.
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

The value of the RSUs is based upon the fair value of our common stock at the grant date, based upon a valuation of the Company prior to IPO or the closing stock price of our Class A common stock for the December 2009 award and all subsequent awards. Awards issued prior to our November 2009 IPO are deferred in nature and will be settled once all tranches of the award have fully vested or otherwise as provided in the relevant agreements, while all awards issued in December 2009 and later will be settled as each individual tranche vests under the relevant agreements. We recognize compensation expense over the requisite service period of the individual grant, which is generally between one and four years unless the employee meets retirement eligibility criteria resulting in immediate recognition. We recognize the effect of forfeitures as they occur.
Under certain circumstances, we may issue performance-based RSUs which vest in tranches according to performance targets that are established annually. The value of the RSUs is determined using the fair value of our common stock at the grant date based upon the closing stock price of our Class A common stock. Due to the fact the performance tests, and therefore the vesting criteria, are established annually, each award tranche may have its own grant date. We issued 140,000 of such RSUs during the year ended December 31, 2019, for which, 126,000 RSUs have not met the grant date criteria and are therefore, not deemed granted as of December 31, 2019.

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
Loyalty Program—The loyalty program is funded through contributions from participating properties and third-party loyalty alliances based on eligible revenues from loyalty program members and returns on marketable securities. The funds are used for the redemption of member awards and payment of operating expenses. Operating costs are expensed as incurred through costs incurred on behalf of managed and franchised properties.
The program invests amounts received from the properties in marketable securities which are included in other current and noncurrent assets (see Note 4). Deferred revenues related to the loyalty program are classified as current and long-term contract liabilities on our consolidated balance sheets (see Note 3). The costs of administering the loyalty program, including the estimated cost of award redemption, are charged to the participating properties and third-party loyalty alliances based on members' qualified expenditures.
Adopted Accounting Standards
Leases—In February 2016, the Financial Accounting Standards Board ("FASB") released ASU 2016-02. ASU 2016-02 requires lessees to record lease contracts on the balance sheet by recognizing a ROU asset and lease liability with certain practical expedients available. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make fixed minimum lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of fixed minimum lease payments over the lease term, including optional periods for which it is reasonably certain the renewal option will be exercised.
In July 2018, the FASB released Accounting Standards Update No. 2018-11 ("ASU 2018-11"), Leases (Topic 842): Targeted Improvements, providing entities with an additional optional transition method. The provisions of ASU 2016-02, and all related ASUs, were effective for interim periods and fiscal years beginning after December 15, 2018, with early adoption permitted.
We adopted ASU 2016-02 utilizing the optional transition approach under ASU 2018-11 and applied the package of practical expedients beginning January 1, 2019. As a result of utilizing the optional transition method, our reporting for periods prior to January 1, 2019 continue to be reported in accordance with Leases (Topic 840).
For leases in place upon adoption, we used the remaining lease term as of January 1, 2019 in determining the IBR. For the initial measurement of the lease liabilities for leases commencing on or after January 1, 2019, the IBR at the lease commencement date was applied.
For operating leases, the adoption of ASU 2016-02 resulted in the initial recognition of ROU assets of $512 million and related lease liabilities of $452 million on our consolidated balance sheet at January 1, 2019. Upon adoption, we reclassified $103 million of intangibles, net related to below market leases and $49 million of deferred rent and other lease liabilities to the operating ROU assets. The net tax impact upon adoption was insignificant. The adoption of ASU 2016-02 did not significantly impact our accounting for finance leases or for those leases where we are the lessor. Additionally, the adoption of ASU 2016-02 did not materially affect our consolidated statements of income or our consolidated statements of cash flows.
The impact on our consolidated balance sheet upon adoption of ASU 2016-02 was as follows:

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

ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The provisions of ASU 2018-15 are to be applied using a prospective or retrospective approach and are effective for interim periods and fiscal years beginning after December 15, 2019, with early adoption permitted. We early adopted ASU 2018-15 on January 1, 2019 on a prospective basis which did not materially impact our consolidated financial statements.
Future Adoption of Accounting Standards
Financial Instruments - Credit Losses—In June 2016, the FASB released Accounting Standards Update No. 2016-13 ("ASU 2016-13"), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the existing impairment model for most financial assets from an incurred loss impairment model to a current expected credit loss model, which requires an entity to recognize allowances for credit losses equal to its current estimate of all contractual cash flows the entity does not expect to collect. ASU 2016-13 also requires credit losses relating to AFS debt securities to be recognized through an allowance for credit losses. The provisions of ASU 2016-13 are to be applied using a modified retrospective approach and are effective for interim periods and fiscal years beginning after December 15, 2019, with early adoption permitted. While we continue to evaluate the impact of adopting ASU 2016-13 and its disclosure requirements, we do not expect a material impact upon adoption.
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenues
The following tables present our revenues disaggregated by the nature of the product or service:

	Year Ended December 31, 2019
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$1,058	$—	$—	$—	$25	$(35)	$1,048
Food and beverage	607	—	—	—	12	—	619
Other	143	—	—	—	38	—	181
Owned and leased hotels	1,808	—	—	—	75	(35)	1,848

Base management fees	—	227	46	37	—	(50)	260
Incentive management fees	—	65	72	38	—	(24)	151
Franchise fees	—	136	4	1	—	—	141
Other fees	—	5	14	7	6	—	32
License fees	—	—	—	—	24	—	24
Management, franchise, and other fees	—	433	136	83	30	(74)	608
Amortization of management and franchise agreement assets constituting payments to customers	—	(15)	(2)	(5)	—	—	(22)
Net management, franchise, and other fees	—	418	134	78	30	(74)	586

Other revenues	—	89	—	—	35	1	125

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	2,268	113	74	6	—	2,461

Total	$1,808	$2,775	$247	$152	$146	$(108)	$5,020

	Year Ended December 31, 2018
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$1,110	$—	$—	$—	$23	$(33)	$1,100
Food and beverage	636	—	—	—	10	—	646
Other	143	—	—	—	29	—	172
Owned and leased hotels	1,889	—	—	—	62	(33)	1,918

Base management fees	—	200	44	34	—	(53)	225
Incentive management fees	—	67	71	39	—	(29)	148
Franchise fees	—	123	3	1	—	—	127
Other fees	—	10	9	6	6	—	31
License fees	—	—	—	—	21	—	21
Management, franchise, and other fees	—	400	127	80	27	(82)	552
Amortization of management and franchise agreement assets constituting payments to customers	—	(13)	(2)	(5)	—	—	(20)
Net management, franchise, and other fees	—	387	125	75	27	(82)	532

Other revenues	—	—	—	—	43	5	48

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	1,787	95	68	6	—	1,956

Total	$1,889	$2,174	$220	$143	$138	$(110)	$4,454

	Year Ended December 31, 2017
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$1,270	$—	$—	$—	$22	$(38)	$1,254
Food and beverage	722	—	—	—	11	—	733
Other	167	—	—	—	30	—	197
Owned and leased hotels	2,159	—	—	—	63	(38)	2,184

Base management fees	—	193	39	29	—	(59)	202
Incentive management fees	—	62	65	35	—	(27)	135
Franchise fees	—	112	2	—	—	—	114
Other fees	—	13	6	5	4	—	28
License fees	—	—	—	—	19	—	19
Management, franchise, and other fees	—	380	112	69	23	(86)	498
Amortization of management and franchise agreement assets constituting payments to customers	—	(12)	(1)	(5)	—	—	(18)
Net management, franchise, and other fees	—	368	111	64	23	(86)	480

Other revenues	13	—	—	—	14	9	36

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	1,625	79	58	—	—	1,762

Total	$2,172	$1,993	$190	$122	$100	$(115)	$4,462

Contract Balances
Our contract assets are insignificant at December 31, 2019 and December 31, 2018.
Contract liabilities are comprised of the following:

	December 31, 2019	December 31, 2018
Deferred revenue related to the loyalty program	$671	$596
Advanced deposits	77	81
Initial fees received from franchise owners	41	35
Deferred revenue related to system-wide services	5	7
Other deferred revenue	126	111
Total contract liabilities	$920	$830

The following table summarizes the activity in our contract liabilities:

	2019	2018
Beginning balance, January 1	$830	$772
Cash received and other	1,025	964
Revenue recognized	(935)	(906)
Ending balance, December 31	$920	$830

Revenue recognized during the years ended December 31, 2019 and December 31, 2018 included in the contract liabilities balance at the beginning of each year was $375 million and $356 million, respectively. This revenue primarily relates to the loyalty program, which is recognized net of redemption reimbursements paid to third parties, and advanced deposits.
Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $130 million at December 31, 2019, of which we expect to recognize approximately 20% of the revenue over the next 12 months and the remainder thereafter.
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

Equity Method Investments
Equity method investments were $232 million and $233 million at December 31, 2019 and December 31, 2018, respectively, and are primarily recorded on our owned and leased hotels segment.
The carrying values and ownership interests of our investments in unconsolidated hospitality ventures accounted for under the equity method are as follows:

Investee	Existing or future hotel property	Ownership interest	Carrying value
			December 31, 2019	December 31, 2018
Hyatt of Baja, S. de. R.L. de C.V.	Park Hyatt Los Cabos	50.0%	$48	$46
HP Boston Partners, LLC	Hyatt Place Boston/Seaport District	50.0%	29	29
Hotel am Belvedere Holding GmbH & Co KG	Andaz Vienna Am Belvedere	50.0%	22	25
San Jose Hotel Partners, LLC	Hyatt Place San Jose Airport, Hyatt House San Jose Airport	40.0%	20	18
Desarrolladora Hotelera Acueducto, S. de R.L. de C.V.	Hyatt Regency Andares Guadalajara	50.0%	14	13
Portland Hotel Properties, LLC	Hyatt Centric Downtown Portland	40.0%	13	13
CBR HCN, LLC	Hyatt Centric Downtown Nashville	40.0%	12	—
HH Nashville JV Holdings, LLC	Hyatt House Nashville at Vanderbilt	50.0%	11	12
33 Beale Street Hotel Company, LLC	Hyatt Centric Memphis	50.0%	11	—
HP Atlanta Centennial Park JV, LLC	Hyatt Place Atlanta/Centennial Park	50.0%	10	10
Hotel Hoyo Uno, S. de R.L. de C.V.	Andaz Mayakoba Resort Riviera Maya	40.0%	10	16
Other	Various		32	51
Total equity method investments			$232	$233

The following tables present summarized financial information for all unconsolidated hospitality ventures in which we hold an investment accounted for under the equity method:

	Years Ended December 31,
	2019	2018	2017
Total revenues	$496	$513	$832
Gross operating profit	179	182	289
Income (loss) from continuing operations	(24)	(16)	54
Net income (loss)	(24)	(16)	54

	December 31, 2019	December 31, 2018
Current assets	$231	$228
Noncurrent assets	1,417	1,345
Total assets	$1,648	$1,573

Current liabilities	$143	$141
Noncurrent liabilities	1,270	1,148
Total liabilities	$1,413	$1,289

During the year ended December 31, 2019, we had the following activity:

•
We recognized $8 million of gains in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income resulting from sales activity related to certain equity method investments within our owned and leased hotels segment and received $25 million of related sales proceeds.

During the year ended December 31, 2018, we had the following activity:

•
We recognized $40 million of net gains in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income resulting from sales activity related to certain equity method investments primarily within our owned and leased hotels segment and received $43 million of related sales proceeds.

•
We completed an asset acquisition of our partner's interest in certain unconsolidated hospitality ventures in Brazil for a net purchase price of approximately $4 million. We recognized $16 million of impairment charges related to these investments in equity earnings (losses) from unconsolidated hospitality ventures in our owned and leased hotels segment on our consolidated statements of income as the carrying value was in excess of fair value.

During the year ended December 31, 2017, we had the following activity:

•
In conjunction with the sale of Avendra, an equity method investment within our Americas management and franchising segment, to Aramark, we received approximately $217 million of net proceeds and recognized a $217 million gain in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income.

•
We recognized $6 million of gains in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income resulting from sales activity related to certain equity method investments within our owned and leased hotels segment and received $12 million of related sales proceeds.

During the years ended December 31, 2019, December 31, 2018, and December 31, 2017, we recognized $7 million, $16 million, and $3 million of impairment charges, respectively, in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income as the carrying values were in excess of fair values. The fair values were determined to be Level Three fair value measures, and the impairments were deemed other-than-temporary.

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
Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value and included on our consolidated balance sheets, were as follows:

	December 31, 2019	December 31, 2018
Loyalty program (Note 10)	$483	$397
Deferred compensation plans held in rabbi trusts (Note 10 and Note 13)	450	367
Captive insurance companies	180	133
Total marketable securities held to fund operating programs	$1,113	$897
Less: current portion of marketable securities held to fund operating programs included in cash and cash equivalents, short-term investments, and prepaids and other assets	(219)	(174)
Marketable securities held to fund operating programs included in other assets	$894	$723

Net realized and unrealized gains (losses) and interest income from marketable securities held to fund the loyalty program are recognized in other income (loss), net on our consolidated statements of income:

	Years Ended December 31,
	2019	2018	2017
Loyalty program (Note 21)	$26	$4	$9

Net realized and unrealized gains (losses) and interest income from marketable securities held to fund rabbi trusts are recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts on our consolidated statements of income:

	Years Ended December 31,
	2019	2018	2017
Unrealized gains (losses), net	$42	$(45)	$20
Realized gains, net	20	34	25
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$62	$(11)	$45

Our captive insurance companies hold marketable securities which include AFS debt securities that are invested in U.S. government agencies, time deposits, and corporate debt securities. We classify these investments as current or long-term, based on their contractual maturity dates, which range from 2020 through 2024.
Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at fair value and included on our consolidated balance sheets, were as follows:

	December 31, 2019	December 31, 2018
Interest-bearing money market funds	$147	$14
Common shares of Playa N.V. (Note 10)	102	87
Time deposits	37	100
Total marketable securities held for investment purposes	$286	$201
Less: current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(184)	(114)
Marketable securities held for investment purposes included in other assets	$102	$87

We hold common shares of Playa Hotels & Resorts N.V. ("Playa N.V.") which are accounted for as an equity security with a readily determinable fair value as we do not have the ability to significantly influence the operations of the entity. The fair value of the common shares is classified as Level One in the fair value hierarchy as we are able to obtain market available pricing information. The remeasurement of our investment at fair value resulted in $15 million of unrealized gains and

$44 million of unrealized losses for the years ended December 31, 2019 and December 31, 2018, respectively, recognized in other income (loss), net on our consolidated statements of income (see Note 21). We did not sell any shares of common stock during the year ended December 31, 2019.
Other Investments
HTM Debt Securities—At December 31, 2019 and December 31, 2018, we held $58 million and $49 million, respectively, of investments in HTM debt securities, which are investments in third-party entities that own certain of our hotels and are recorded within other assets in our consolidated balance sheets. The securities are mandatorily redeemable between 2020 and 2025. The amortized cost of our investments approximate fair value. We estimated the fair value of our investments using internally developed discounted cash flow models based on current market inputs for similar types of arrangements. Based upon the lack of available market data, our investments are classified as Level Three within the fair value hierarchy. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.
Equity Securities Without a Readily Determinable Fair Value—At December 31, 2019 and December 31, 2018, we had $7 million and $9 million, respectively, of investments in equity securities without a readily determinable fair value, which represent investments in entities where we do not have the ability to significantly influence the operations of the entity.
Due to ongoing operating cash flow shortfalls in the business underlying an equity security during the year ended December 31, 2018, we recognized a $22 million impairment charge for our full investment balance in other income (loss), net on our consolidated statements of income (see Note 21) as the carrying value was in excess of the fair value. The fair value was determined to be a Level Three fair value measure. During the year ended December 31, 2018, the entity in which we held our investment disposed of its assets.
Fair Value—We measured the following financial assets at fair value on a recurring basis:

	December 31, 2019	Cash and cash equivalents	Short-term investments	Prepaids and other assets	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$269	$269	$—	$—	$—
Mutual funds	502	—	—	—	502
Common shares	102	—	—	—	102
Level Two - Significant Other Observable Inputs
Time deposits	47	—	41	—	6
U.S. government obligations	202	—	4	31	167
U.S. government agencies	50	—	3	6	41
Corporate debt securities	161	—	20	18	123
Mortgage-backed securities	23	—	—	4	19
Asset-backed securities	39	—	—	6	33
Municipal and provincial notes and bonds	4	—	—	1	3
Total	$1,399	$269	$68	$66	$996

	December 31, 2018	Cash and cash equivalents	Short-term investments	Prepaids and other assets	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$88	$88	$—	$—	$—
Mutual funds	367	—	—	—	367
Common shares	87	—	—	—	87
Level Two - Significant Other Observable Inputs
Time deposits	113	—	104	—	9
U.S. government obligations	169	—	—	37	132
U.S. government agencies	52	—	2	7	43
Corporate debt securities	151	—	10	25	116
Mortgage-backed securities	23	—	—	5	18
Asset-backed securities	46	—	—	10	36
Municipal and provincial notes and bonds	2	—	—	—	2
Total	$1,098	$88	$116	$84	$810

During the years ended December 31, 2019 and December 31, 2018, there were no transfers between levels of the fair value hierarchy. We do not have non-financial assets or non-financial liabilities required to be measured at fair value on a recurring basis.
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
5.    PROPERTY AND EQUIPMENT, NET

	December 31, 2019	December 31, 2018
Land	$690	$713
Buildings	3,285	3,583
Leasehold improvements	194	215
Furniture, equipment, and computers	1,183	1,178
Construction in progress	253	158
Property and equipment	5,605	5,847
Less: accumulated depreciation	(2,149)	(2,239)
Total property and equipment, net	$3,456	$3,608

	Years Ended December 31,
	2019	2018	2017
Depreciation expense	$304	$312	$335

Interest capitalized as a cost of property and equipment was $6 million, $3 million, and $4 million for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively.

6.    FINANCING RECEIVABLES

	December 31, 2019	December 31, 2018
Unsecured financing to hotel owners	$135	$159
Less: current portion of financing receivables, included in receivables, net	—	(45)
Less: allowance for losses	(100)	(101)
Total long-term financing receivables, net of allowances	$35	$13

Allowance for Losses and Impairments—The following table summarizes the activity in our unsecured financing receivables allowance:

	2019	2018
Allowance at January 1	$101	$108
Provisions	6	7
Write-offs	(6)	(12)
Other adjustments	(1)	(2)
Allowance at December 31	$100	$101

Credit Monitoring—Our unsecured financing receivables were as follows:

	December 31, 2019
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on non-accrual status
Loans	$33	$(1)	$32	$—
Impaired loans (1)	43	(43)	—	43
Total loans	76	(44)	32	43
Other financing arrangements	59	(56)	3	56
Total unsecured financing receivables	$135	$(100)	$35	$99
(1) The unpaid principal balance was $33 million and the average recorded loan balance was $46 million at December 31, 2019.

	December 31, 2018
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on non-accrual status
Loans	$58	$—	$58	$—
Impaired loans (2)	50	(50)	—	50
Total loans	108	(50)	58	50
Other financing arrangements	51	(51)	—	51
Total unsecured financing receivables	$159	$(101)	$58	$101
(2) The unpaid principal balance was $36 million and the average recorded loan balance was $54 million at December 31, 2018.
Fair Value—We estimated the fair value of financing receivables to be approximately $36 million and $59 million at December 31, 2019 and December 31, 2018, respectively. The fair values, which are classified as Level Three in the fair value hierarchy, are estimated using discounted future cash flow models. The principal inputs used are projected future cash flows and the discount rate, which is generally the effective interest rate of the loan.
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
We closed on the transaction on November 30, 2018 and paid cash of $415 million, net of $37 million cash acquired. Cash paid at closing was inclusive of a $36 million payment of the aforementioned additional consideration and $4 million of other purchase price adjustments. Related to the $68 million of potential additional consideration, we recorded a $57 million contingent liability in accrued expenses and other current liabilities on our consolidated balance sheet at December 31, 2018, which represented our estimate of remaining expected consideration to be paid.
Net assets acquired were determined as follows:

Cash paid, net of cash acquired	$415
Cash acquired	37
Contingent consideration liability	57
Net assets acquired at December 31, 2018	$509
Post-acquisition working capital adjustments	(2)
Net assets acquired at December 31, 2019	$507

As it relates to the $57 million contingent consideration liability recorded at December 31, 2018, of which $3 million remains at December 31, 2019, the following occurred during the year ended December 31, 2019:

•	The sellers completed the aforementioned specific actions with respect to certain management agreements, and we paid $24 million of additional consideration to the sellers.

•
For those management agreements where the specific actions were not completed or payment is no longer probable, we released $30 million of the contingent liability to other income (loss), net on our consolidated statements of income during the year ended December 31, 2019 (see Note 21).

The acquisition includes management and license agreements for operating and pipeline hotels primarily across North America and Asia under five hospitality brands.
During the year ended December 31, 2019, the fair values of the assets acquired and liabilities assumed were revised as we refined our analysis of contract terms and renewal assumptions which affected the underlying cash flows in the valuation. This resulted in a $38 million reduction in intangibles, net with an offsetting increase in goodwill on our consolidated balance sheet at December 31, 2019. We finalized the fair values of the assets acquired and liabilities assumed, which are classified as Level Three in the fair value hierarchy, during 2019. The fair values are based on information that was available as of the date of acquisition and estimated using discounted future cash flow models and relief from royalty method, including revenue projections based on the expected contract terms, renewal assumptions, and long-term growth rates, as well as the selection of discount rates.

The following table summarizes the fair value of the identifiable net assets acquired:

Cash	$32
Receivables	20
Other current assets	2
Equity method investment	2
Property and equipment	2
Indefinite-lived intangibles (1), (5)	96
Management agreement intangibles (2), (5)	205
Goodwill (3)	199
Other assets (4)	25
Total assets	$583

Advanced deposits (6)	$20
Other current liabilities	23
Other long-term liabilities (4)	33
Total liabilities	76
Total net assets acquired	$507
(1) Includes brand-related intangibles.
(2) Amortized over useful lives of 1 to 19 years, with a weighted-average useful life of approximately 12 years.
(3) The goodwill, of which $154 million is tax deductible, is attributable to the growth opportunities we expect to realize by expanding into new markets and enhancing guest experiences through these newly acquired lifestyle brands (see Note 9).
(4) Includes $13 million of pre-acquisition liabilities relating to certain foreign filing positions, including $4 million of interest and penalties. We recorded an offsetting indemnification asset which we expect to collect under contractual arrangements (see Note 14).
(5) See Note 9 for impairment discussion.
(6) Included in contract liabilities (see Note 3).
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

Hyatt Regency Indian Wells Resort & Spa—During the year ended December 31, 2018, we completed an asset acquisition of Hyatt Regency Indian Wells Resort & Spa from an unrelated third party for a purchase price of approximately $120 million, net of proration adjustments. Assets acquired and recorded in our owned and leased hotels segment consist primarily of $119 million of property and equipment. The purchase of Hyatt Regency Indian Wells Resort & Spa was designated as replacement property in a like-kind exchange (see "Like-Kind Exchange Agreements" below).
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
Dispositions
Grand Hyatt Seoul—During the year ended December 31, 2019, we sold the shares of the entity which owns Grand Hyatt Seoul and adjacent land to an unrelated third party for approximately $467 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. We entered into a long-term management agreement for the property upon sale. The sale resulted in a $349 million pre-tax gain which was recognized in gains on sales of real estate on our consolidated statements of income during the year ended December 31, 2019. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Contractual Right—During the year ended December 31, 2019, we sold our contractual right to purchase Hyatt Regency Portland at the Oregon Convention Center to an unrelated third party for approximately $21 million, net of closing costs. We entered into a long-term management agreement for the property upon sale. The sale resulted in a $16 million pre-tax gain which was recognized in other income (loss), net on our consolidated statements of income during the year ended December 31, 2019 (see Note 21).
Land—During the year ended December 31, 2019, we acquired $15 million of land through an asset acquisition from an unrelated third party to develop a hotel in Austin, Texas and subsequently sold the land and related construction in progress through an asset disposition during 2019.
Hyatt Regency Atlanta—During the year ended December 31, 2019, we sold Hyatt Regency Atlanta to an unrelated third party for approximately $346 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. We entered into a long-term management agreement for the property upon sale. The sale resulted in a $272 million pre-tax gain which was recognized in gains on sales of real estate on our consolidated statements of income during the year ended December 31, 2019. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.

Land and Lease Assignment—During the year ended December 31, 2019, we sold the property adjacent to Grand Hyatt San Francisco and assigned the related Apple store lease to an unrelated third party for approximately $115 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. The sale resulted in a $101 million pre-tax gain which was recognized in gains on sales of real estate on our consolidated statements of income during the year ended December 31, 2019. The operating results and financial position of this property prior to the sale remain within our owned and leased hotels segment.

A Hyatt House Hotel—During the year ended December 31, 2018, we sold a select service property for $48 million, net of closing costs and proration adjustments, to an unrelated third party and accounted for the transaction as an asset disposition. We entered into a long-term management agreement for the property upon sale. The sale resulted in a $4 million pre-tax gain which was recognized in gains on sales of real estate on our consolidated statements of income during the year ended December 31, 2018. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.

Hyatt Regency Mexico City—During the year ended December 31, 2018, we sold the shares of the entity which owns Hyatt Regency Mexico City, an investment in an unconsolidated hospitality venture, and adjacent land, a portion of which will be developed as Park Hyatt Mexico City, to an unrelated third party for approximately $405 million and accounted for the transaction as an asset disposition. We entered into long-term management agreements for the properties upon sale. We received $360 million of proceeds and issued $46 million of unsecured financing receivables which were repaid in full during the year ended December 31, 2019 (see Note 6). The sale resulted in a pre-tax gain of approximately $238 million, which was recognized in gains on sales of real estate on our consolidated statements of income during the year ended December 31, 2018. In connection with the disposition, we recognized a $21 million goodwill impairment charge in asset impairments on our consolidated statements of income during the year ended December 31, 2018. The assets disposed represented the entirety of the related reporting unit and therefore, no business operations remained to support the related goodwill, which was therefore impaired (see Note 9). The operating results and financial position prior to the sale remain within our owned and leased hotels segment.

Grand Hyatt San Francisco, Andaz Maui at Wailea Resort, and Hyatt Regency Coconut Point Resort and Spa—During the year ended December 31, 2018, we sold Grand Hyatt San Francisco, Andaz Maui at Wailea Resort together with adjacent land, and Hyatt Regency Coconut Point Resort and Spa to an unrelated third party as a portfolio for approximately $992 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. We entered into long-term management agreements for the properties upon sale. The sale resulted in a $531 million pre-tax gain which was recognized in gains on sales of real estate on our consolidated statements of income during the year ended December 31, 2018. The operating results and financial position of these hotels prior to the sale remain within our owned and leased hotels segment. Although we concluded the disposal of these properties does not qualify as discontinued operations, the disposal is considered to be material. Pre-tax net income attributable to the three properties was $15 million and $23 million during the years ended December 31, 2018 and December 31, 2017, respectively.

Land Held for Development—A wholly owned subsidiary held undeveloped land in Los Cabos, Mexico. During the year ended December 31, 2018, an unrelated third party invested in the subsidiary in exchange for a 50% ownership interest resulting in derecognition of the subsidiary and the recognition of an investment in an unconsolidated hospitality venture at fair value of $45 million.
Hyatt Regency Monterey Hotel & Spa on Del Monte Golf Course—During the year ended December 31, 2017, we sold Hyatt Regency Monterey Hotel & Spa on Del Monte Golf Course to an unrelated third party for $58 million, net of closing costs and proration adjustments, and entered into a long-term franchise agreement for the property upon sale. The sale resulted in a $17 million pre-tax gain which was recognized in gains on sales of real estate on our consolidated statements of income during the year ended December 31, 2017. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch and Royal Palms Resort and Spa—During the year ended December 31, 2017, we sold Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch and Royal Palms Resort and Spa to an unrelated third party as a portfolio for $296 million, net of closing costs and proration adjustments, and entered into long-term management agreements for the properties upon sale. The sale resulted in a $159 million pre-tax gain which was recognized in gains on sales of real estate on our consolidated statements of income during the year ended December 31, 2017. The operating results and financial position of these hotels prior to the sale remain within our owned and leased hotels segment.
Hyatt Regency Grand Cypress—During the year ended December 31, 2017, we sold Hyatt Regency Grand Cypress to an unrelated third party for $202 million, net of closing costs and proration adjustments, and entered into a long-term management agreement for the property upon sale. The sale resulted in a $26 million pre-tax gain which was recognized in gains on sales of real estate on our consolidated statements of income during the year ended December 31, 2017. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Hyatt Regency Louisville—During the year ended December 31, 2017, we sold Hyatt Regency Louisville to an unrelated third party for $65 million, net of closing costs and proration adjustments, and entered into a long-term franchise agreement for the property upon sale. The sale resulted in a $35 million pre-tax gain which was recognized in gains on sales of real estate on our consolidated statements of income during the year ended December 31, 2017. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
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

In conjunction with the sale of the property adjacent to Grand Hyatt San Francisco during the year ended December 31, 2019, $115 million of proceeds were held as restricted for use in a potential like-kind exchange.

In conjunction with the sale of Hyatt Regency Coconut Point Resort and Spa during the year ended December 31, 2018, $221 million of proceeds were held as restricted for use in a potential like-kind exchange. During the year ended December 31, 2018, $198 million of these proceeds were utilized to acquire Hyatt Regency Phoenix and Hyatt Regency Indian Wells Resort & Spa and the remaining $23 million were released.
In conjunction with the sale of Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch during the year ended December 31, 2017, $207 million of proceeds were held as restricted for use in a potential like-kind exchange. However, we did not acquire an identified replacement property within the specified 180 day period, and the proceeds were released during the year ended December 31, 2018.
8.    LEASES
Lessee
A summary of operating lease expense is as follows:

	Years Ended December 31,
	2019	2018	2017
Minimum rentals	$50	$38	$42
Contingent rentals	97	47	52
Total operating lease expense	$147	$85	$94

Total lease expense related to short-term leases and finance leases was insignificant for the year ended December 31, 2019.
Supplemental balance sheet information related to finance leases is as follows:

December 31, 2019
Property and equipment, net (1)	$9
Current maturities of long-term debt	2
Long-term debt	9
Total finance lease liabilities	$11

(1) Finance lease assets are net of $14 million of accumulated amortization.

Weighted-average remaining lease terms and discount rates are as follows:

December 31, 2019
Weighted-average remaining lease term in years
Operating leases (1)	21
Finance leases	7

Weighted-average discount rate
Operating leases	3.7%
Finance leases	0.9%
(1) Certain of our hotel and land leases have nominal or contingent rental payments and are excluded from the weighted-average remaining lease term calculation resulting in a lower weighted-average term.

The maturities of lease liabilities in accordance with Leases (Topic 842) in each of the next five years and thereafter are as follows:

Years ending December 31,	Operating leases	Finance leases
2020	$47	$3
2021	45	2
2022	42	2
2023	39	2
2024	36	2
Thereafter	422	3
Total minimum lease payments	$631	$14
Less: amount representing interest	(206)	(3)
Present value of minimum lease payments	$425	$11

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

Lessor—We lease retail space under operating leases at certain of our owned hotels. Rental payments are primarily fixed with certain variable payments based on a contractual percentage of revenues. We recognized rental income within owned and leased hotels revenues on our consolidated statements of income as follows:

	Years Ended December 31,
	2019	2018	2017
Rental income	$23	$25	$27

The future minimum lease receipts in accordance with Leases (Topic 842) scheduled to be received in each of the next five years and thereafter are as follows:

Years Ending December 31,
2020	$19
2021	13
2022	11
2023	8
2024	4
Thereafter	8
Total minimum lease receipts	$63

The future minimum lease receipts from our 2018 Form 10-K as filed in accordance with Leases (Topic 840) scheduled to be received in each of the next five years and thereafter are as follows:

Years Ending December 31,
2019	$22
2020	18
2021	16
2022	15
2023	11
Thereafter	48
Total minimum lease receipts	$130

9.    GOODWILL AND INTANGIBLE ASSETS, NET

	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Total
Balance at January 1, 2018
Goodwill	$189	$33	$—	$—	$23	$245
Accumulated impairment losses	(95)	—	—	—	—	(95)
Goodwill, net	$94	$33	$—	$—	$23	$150
Activity during the year
Additions	—	135	18	3	2	158
Impairment losses	(21)	—	—	—	(4)	(25)
Balance at December 31, 2018
Goodwill	189	168	18	3	25	403
Accumulated impairment losses	(116)	—	—	—	(4)	(120)
Goodwill, net	$73	$168	$18	$3	$21	$283
Activity during the year
Measurement period adjustments (Note 7)	—	64	(18)	(3)	—	43
Balance at December 31, 2019
Goodwill	189	232	—	—	25	446
Accumulated impairment losses	(116)	—	—	—	(4)	(120)
Goodwill, net	$73	$232	$—	$—	$21	$326

	December 31, 2019	Weighted-average useful lives in years	December 31, 2018
Management and franchise agreement intangibles	$367	18	$390
Lease related intangibles	—	—	121
Brand and other indefinite-lived intangibles	144	—	180
Advanced booking intangibles	14	5	14
Other definite-lived intangibles	8	6	8
Intangibles	533		713
Less: accumulated amortization	(96)		(85)
Intangibles, net	$437		$628

	Years Ended December 31,
	2019	2018	2017
Amortization expense	$25	$15	$13

We estimate amortization expense for definite-lived intangibles as follows:

Years Ending December 31,
2020	$28
2021	27
2022	25
2023	24
2024	23
Thereafter	166
Total amortization expense	$293

During the year ended December 31, 2019, we recognized $18 million of impairment charges related to management and franchise agreement intangibles and brand and other indefinite-lived intangibles primarily as a result of contract terminations. The impairment charges were recognized in asset impairments on our consolidated statements of income, primarily within our Americas management and franchising segment, and are classified as Level Three in the fair value hierarchy. During the year ended December 31, 2018, we recognized $25 million of goodwill impairment charges primarily related to the HRMC transaction in asset impairments on our consolidated statements of income (see Note 7). During the year ended December 31, 2017, we did not recognize any impairment charges.
10.    OTHER ASSETS

	December 31, 2019	December 31, 2018
Marketable securities held to fund rabbi trusts (Note 4)	$450	$367
Management and franchise agreement assets constituting payments to customers (1)	423	396
Marketable securities held to fund the loyalty program (Note 4)	347	303
Long-term investments	162	112
Common shares of Playa N.V. (Note 4)	102	87
Other	104	88
Total other assets	$1,588	$1,353
(1) Includes cash consideration as well as other forms of consideration provided, such as debt repayment or performance guarantees.

11.    DEBT

	December 31, 2019	December 31, 2018
$250 million senior unsecured notes maturing in 2021—5.375%	$250	$250
$350 million senior unsecured notes maturing in 2023—3.375%	350	350
$400 million senior unsecured notes maturing in 2026—4.850%	400	400
$400 million senior unsecured notes maturing in 2028—4.375%	400	400
Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A	130	130
Contract Revenue Bonds, Senior Taxable Series 2005B	47	52
Floating average rate construction loan	49	55
Other	1	1
Total debt before finance lease obligations	1,627	1,638
Finance lease obligations	11	12
Total debt	1,638	1,650
Less: current maturities	(11)	(11)
Less: unamortized discounts and deferred financing fees	(15)	(16)
Total long-term debt	$1,612	$1,623

Under existing agreements, maturities of debt for the next five years and thereafter are as follows:

Years Ending December 31,
2020	$11
2021	261
2022	11
2023	361
2024	12
Thereafter	982
Total maturities of debt	$1,638

Senior Notes—At December 31, 2019 and December 31, 2018, we had unsecured Senior Notes as further described below. Interest on the Senior Notes is payable semi-annually. We may redeem all or a portion of the Senior Notes at any time at 100% of the principal amount of the Senior Notes redeemed together with the accrued and unpaid interest, plus a make-whole amount, if any. The amount of any make-whole payment depends, in part, on the yield of U.S. Treasury securities with a comparable maturity to the Senior Notes at the date of redemption. A summary of the terms of our outstanding Senior Notes, by year of issuance, is as follows:

•	In 2011, we issued $250 million of 5.375% senior notes due 2021, at an issue price of 99.846%.

•	In 2013, we issued $350 million of 3.375% senior notes due 2023, at an issue price of 99.498%.

•	In 2016, we issued $400 million of 4.850% senior notes due 2026, at an issue price of 99.920%.

•
In 2018, we issued the 2028 Notes. We received $396 million of net proceeds from the sale of the 2028 Notes, after deducting $4 million of underwriting discounts and other offering expenses. We used a portion of the proceeds from the issuance of the 2028 Notes to redeem the 2019 Notes, and the remainder was used for general corporate purposes.

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
Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A and Contract Revenue Bonds, Senior Taxable Series 2005B—During the year ended December 31, 2013, we acquired our partner's interest in the entity that owned Grand Hyatt San Antonio, and as a result, we consolidated $198 million of bonds, net of the $9 million bond discount, which is being amortized over the life of the bonds. The construction was financed in part by The City of San Antonio, Texas Convention Center Hotel Finance Corporation ("Texas Corporation"), a non-profit local government corporation created by the

City of San Antonio, Texas for the purpose of providing financing for a portion of the costs of constructing the hotel. On June 8, 2005, Texas Corporation issued $130 million of original principal amount Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A ("Series 2005A Bonds") and $78 million of original principal amount Contract Revenue Bonds, Senior Taxable Series 2005B ("Series 2005B Bonds"). The Series 2005A Bonds mature between 2034 and 2039, with interest ranging from 4.75% to 5.00%, and the remaining Series 2005B Bonds mature between 2020 and 2028, with interest ranging from 5.1% to 5.31%. The loan payments are required to be funded solely from net operating revenues of Grand Hyatt San Antonio, and in the event that net operating revenues are not sufficient to pay debt service, Texas Corporation under certain circumstances will be required to provide certain tax revenue to pay debt service on the 2005 Series Bonds. The indenture allows for optional early redemption of the Series 2005B Bonds subject to make-whole payments at any time with consent from Texas Corporation and beginning in 2015 for the Series 2005A Bonds. Interest is payable semi-annually.
Floating Average Rate Construction Loan—During the year ended December 31, 2012, we obtained a secured construction loan with Banco Nacional de Desenvolvimento Econômico e Social - BNDES ("BNDES") in order to develop Grand Hyatt Rio de Janeiro. The loan is split into four separate sub-loans, each with different interest rates. Sub-loans (a) and (b) mature in 2031 and sub-loans (c) and (d) mature in 2023. Borrowings under the four sub-loans bear interest at the following rates, depending on the applicable sub-loan: (a) and (b) the Brazilian Long Term Interest Rate - TJLP plus 2.92%, (c) 2.5%, and (d) the Brazilian Long Term Interest Rate - TJLP. On sub-loans (a), (b), and (d), when the TJLP rate exceeds 6%, the amount corresponding to the TJLP portion above 6% is required to be capitalized daily. At December 31, 2019, the weighted-average interest rates for the sub-loans we have drawn upon is 7.54%. The outstanding balance of the sub-loan subject to the interest rate described in (a) above is subject to adjustment on a daily basis based on BNDES's calculation of the weighted-average of exchange rate variations related to foreign currency funds raised by BNDES in foreign currency. At December 31, 2019 and December 31, 2018, we had Brazilian Real ("BRL") 197 million, or $49 million, and BRL 214 million, or $55 million, outstanding, respectively.
Revolving Credit Facility—During the year ended December 31, 2018, we refinanced our $1.5 billion senior unsecured revolving credit facility with a syndicate of lenders, extending the maturity of the facility to January 2023. Interest rates on outstanding borrowings are either LIBOR-based or based on an alternate base rate, with margins in each case based on our credit rating or, in certain circumstances, our credit rating and leverage ratio. During the year ended December 31, 2019, we had $400 million of borrowings and repayments on our revolving credit facility. The weighted-average interest rate on these borrowings was 3.47% at December 31, 2019. At December 31, 2019 and December 31, 2018, we had no balance outstanding.
The Company had $263 million and $277 million of letters of credit issued through additional banks at December 31, 2019 and December 31, 2018, respectively.
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

	December 31, 2019
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (1)	$1,627	$1,740	$—	$1,680	$60
(1) Excludes $11 million of finance lease obligations and $15 million of unamortized discounts and deferred financing fees.

	December 31, 2018
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (2)	$1,638	$1,651	$—	$1,584	$67

(2) Excludes $12 million of capital lease obligations and $16 million of unamortized discounts and deferred financing fees.

Interest Rate Locks—At December 31, 2019 and December 31, 2018, we had outstanding interest rate locks with $275 million and $200 million of notional value, respectively, and mandatory settlement dates of 2021. The interest rate locks hedge a portion of the risk of changes in the benchmark interest rate associated with long-term debt we anticipate issuing in the future. These outstanding derivative instruments are designated as cash flow hedges and deemed highly effective both at inception and at December 31, 2019.
During the years ended December 31, 2019 and December 31, 2018, we recognized $20 million and $4 million of pre-tax losses, respectively, in unrealized gains (losses) on derivative activity on our consolidated statements of comprehensive income. At December 31, 2019 and December 31, 2018, we had $24 million and $4 million of liabilities related to these derivative instruments, respectively, recorded in other long-term liabilities on our consolidated balance sheets. We estimated the fair values of interest rate locks, which are classified as Level Two in the fair value hierarchy, using discounted cash flow models. The primary sensitivity in these models is based on forward and discount curves.
During the year ended December 31, 2018, we settled interest rate locks with $225 million of notional value upon issuance of the 2028 Notes.
12.    EMPLOYEE BENEFIT PLANS
Defined Benefit Plans—We sponsor supplemental executive retirement plans consisting of funded and unfunded defined benefit plans for certain former executives. Retirement benefits are based primarily on the former employees' salary, as defined, and are payable upon satisfaction of certain service and age requirements as defined by the plans. The accumulated benefit obligation related to the unfunded U.S. plan was $21 million and $19 million, of which $20 million and $18 million was classified as a long-term liability, at December 31, 2019 and December 31, 2018, respectively. At December 31, 2019, we expect benefits of $1 million to be paid annually over the next 10 years.
Defined Contribution Plans—We provide retirement benefits to certain eligible employees under the Retirement Savings Plan (a qualified plan under Internal Revenue Code Section 401(k)), the FRP, and other similar plans. For the years ended December 31, 2019, December 31, 2018, and December 31, 2017, we recorded expenses of $48 million, $41 million, and $39 million, respectively, related to the Retirement Savings Plan based on a percentage of eligible employee contributions on stipulated amounts. The majority of these contributions relate to hotel property level employees, which are reimbursable to us, and are included in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and costs incurred on behalf of managed and franchised properties on our consolidated statements of income.
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
Employee Stock Purchase Program—We provide the Hyatt Hotels Corporation ESPP, which qualifies under Section 423 of the Internal Revenue Code. The ESPP provides eligible employees the opportunity to purchase shares of the Company's common stock on a quarterly basis through payroll deductions at a price equal to 95% of the fair value on the last trading day of each quarter. We issued 79,700 shares and 61,900 shares under the ESPP during 2019 and 2018, respectively.
13.    OTHER LONG-TERM LIABILITIES

	December 31, 2019	December 31, 2018
Deferred compensation plans funded by rabbi trusts (Note 4)	$450	$367
Income taxes payable	147	131
Self-insurance liabilities (Note 15)	80	78
Deferred income taxes (Note 14)	47	54
Guarantee liabilities (Note 15)	46	76
Other	114	134
Total other long-term liabilities	$884	$840

14.    INCOME TAXES
Our tax provision includes federal, state, local, and foreign income taxes.

	Years Ended December 31,
	2019	2018	2017
U.S. income before tax	$466	$652	$650
Foreign income before tax	540	299	72
Income before income taxes	$1,006	$951	$722

The provision (benefit) for income taxes from continuing operations is comprised of the following:

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$74	$140	$201
State	35	50	45
Foreign	103	25	30
Total Current	$212	$215	$276
Deferred:
Federal	$29	$(35)	$46
State	2	(12)	(3)
Foreign	(3)	14	13
Total Deferred	$28	$(33)	$56
Total	$240	$182	$332

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate from continuing operations:

	Years Ended December 31,
	2019	2018	2017
Statutory U.S. federal income tax rate	21.0%	21.0%	35.0%
State income taxes—net of federal tax benefit	2.7	2.6	3.8
Impact of foreign operations (excluding unconsolidated hospitality ventures losses)	(2.0)	(5.6)	(5.4)
U.S. foreign tax credits	—	(1.6)	0.7
2017 Tax Act deferred rate change	—	(0.1)	6.3
2017 Tax Act deemed repatriation tax	—	0.3	1.8
Change in valuation allowances	1.0	0.9	1.0
Foreign unconsolidated hospitality ventures	0.5	0.9	0.9
Tax contingencies	0.3	1.0	1.0
Equity based compensation	0.2	0.3	0.6
General business credits	(0.3)	(0.5)	(0.3)
Other	0.5	(0.1)	0.5
Effective income tax rate	23.9%	19.1%	45.9%

Significant items affecting the 2019 effective tax rate include the state impact of U.S. operations and certain foreign net operating losses generated in the current year that are not expected to be utilized within the carryforward period. These expenses are offset by the benefits related to the rate differential on foreign operations, including a non-recurring benefit related to prior years recognized as a result of an agreement reached by the United States and Swiss tax authorities on Advanced Pricing Agreement terms covering tax years 2012 through 2021.

Significant items affecting the 2018 effective tax rate include the decrease in the U.S. corporate income tax rate from 35% to 21% as part of the 2017 Tax Act, the low effective tax rate on the HRMC transaction, and a $15 million release of a valuation allowance on foreign tax credits expected to be utilized within the allowed carryforward period. These benefits are partially offset by the impact of certain foreign net operating losses generated that are not expected to be utilized in the future.

Significant items affecting the 2017 effective tax rate include a $45 million expense related to reducing our net deferred tax assets to the lower U.S. corporate income tax rate. Additional items that impacted the 2017 effective tax rate include an expense related to certain foreign net operating losses generated that are not expected to be utilized in the future, a $15 million valuation allowance on foreign tax credits not expected to be utilized in the future, and $13 million of expenses related to deemed repatriation tax as a result of the Tax Act. These expenses were partially offset by the benefit related to the rate differential of foreign operations and the recognition of $10 million of foreign tax credits generated by distributions from certain foreign subsidiaries.
The components of the net deferred tax assets and deferred tax liabilities are comprised of the following:

	December 31, 2019	December 31, 2018
Deferred tax assets related to:
Employee benefits	$134	$133
Loyalty program	118	99
Long-term operating lease liabilities	103	—
Foreign and state net operating losses and credit carryforwards	50	57
Allowance for uncollectible assets	33	31
Investments	28	37
Unrealized losses	7	3
Interest and state benefits	3	3
Other	33	41
Valuation allowance	(41)	(41)
Total deferred tax asset	$468	$363
Deferred tax liabilities related to:
Property and equipment	$(152)	$(131)
Operating ROU assets	(105)	—
Intangibles	(59)	(49)
Investments	(36)	(16)
Prepaid expenses	(9)	(7)
Unrealized gains	(2)	(24)
Other	(8)	(10)
Total deferred tax liabilities	$(371)	$(237)
Net deferred tax assets	$97	$126
Recognized in the balance sheet as:
Deferred tax assets—noncurrent	$144	$180
Deferred tax liabilities—noncurrent	(47)	(54)
Total	$97	$126

As a result of the adoption of ASU 2016-02, we recognized a deferred tax asset and an offsetting deferred tax liability for operating lease liabilities and operating ROU assets, respectively. Additionally, we reclassified existing deferred tax balances primarily from other deferred tax asset and property and equipment deferred tax liability balances. On a net basis, there was no change to our total net deferred tax assets as a result of the adoption.
During the year ended December 31, 2019, significant changes to our deferred tax balances include a $21 million increase in the property and equipment deferred tax liability as a result of book depreciation in excess of tax depreciation and a $10 million increase in the intangibles deferred tax liability due to tax amortization in excess of book, primarily driven by the Two Roads acquisition (see Note 7).
At December 31, 2019, we have $451 million of accumulated undistributed earnings generated by our foreign subsidiaries, the majority of which have been subject to U.S. tax. Any additional taxes due with respect to such earnings or the excess of book basis over tax basis of our foreign investments would generally be limited to foreign withholding and U.S. state income taxes. We continue to assert that undistributed net earnings with respect to certain foreign subsidiaries that have not previously been taxed in the U.S. are indefinitely reinvested.
At December 31, 2019, we have $46 million of deferred tax assets for future tax benefits related to foreign and state net operating losses and $4 million of benefits related to federal and state credits. Of these deferred tax assets, $23 million relates to net operating losses and federal and state credits that expire in 2020 through 2039. However, $27 million primarily relates to foreign net operating losses that have no expiration date and may be carried forward indefinitely. A valuation allowance of $41 million is recorded for certain deferred tax assets related to net operating losses and credits that we do not believe are more likely than not to be realized.
At December 31, 2019 and December 31, 2018, total unrecognized tax benefits were $125 million and $116 million, respectively, of which $36 million and $15 million, respectively, would impact the effective tax rate if recognized. It is reasonably possible that a reduction of up to $6 million of unrecognized tax benefits could occur within 12 months resulting from the expiration of certain tax statutes of limitations and tax settlements.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2019	2018
Unrecognized tax benefits—beginning balance	$116	$94
Total increases—current-period tax positions	21	10
Total increases (decreases)—prior-period tax positions	(7)	18
Settlements	(3)	(1)
Lapse of statute of limitations	(3)	(4)
Foreign currency fluctuation	1	(1)
Unrecognized tax benefits—ending balance	$125	$116

In 2019, the $9 million net increase in uncertain tax positions is primarily related to an accrual for the U.S. treatment of the loyalty program. The decrease in prior period tax positions primarily relates to the effective settlement of certain federal and state tax matters.
In 2018, the $22 million net increase in uncertain tax positions is primarily related to an accrual for the U.S. treatment of the loyalty program. The increase in prior period tax positions relates to local tax filing positions identified as a result of the Two Roads acquisition (see Note 7) and a state tax accrual related to filing positions taken on the 2017 state tax returns.
We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total gross accrued interest and penalties were $22 million and $18 million at December 31, 2019 and December 31, 2018, respectively.
The amount of interest and penalties recognized as a component of income tax expense in 2019 was an expense of $5 million, primarily related to federal, state, and foreign tax matters. The amount of interest and penalties recognized as a component of income tax expense in 2018 was insignificant.
We are subject to audits by federal, state, and foreign tax authorities. We are currently under field exam by the IRS for tax years 2015 through 2017. U.S. tax years 2009 through 2011 are before the U.S. Tax Court concerning the tax treatment of the loyalty program. Additionally, U.S. tax years 2012 through 2014 are pending the outcome of the issue currently in U.S. Tax Court. If the IRS' position to include loyalty program contributions as taxable income to the Company is upheld, it would result in an income tax payment of $191 million (including $47 million of estimated interest, net of federal tax benefit) for all assessed years that would be partially offset by a deferred tax asset. As future tax benefits will be recognized at the reduced U.S. corporate income tax rate, $69 million of the payment and related interest would have an impact on the effective tax rate, if recognized. We believe we have an adequate uncertain tax liability recorded in connection with this matter.
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

15.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements, which are discussed below:
Commitments—At December 31, 2019, we are committed, under certain conditions, to lend or provide certain consideration to, or invest in, various business ventures up to $296 million, net of any related letters of credit.
Performance Guarantees—Certain of our contractual agreements with third-party hotel owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels (see Note 2).
Our most significant performance guarantee relates to the four managed hotels in France, which has a term of seven years and expires on April 30, 2020. This guarantee has a maximum cap, but does not have an annual cap. The remaining maximum exposure related to our performance guarantees at December 31, 2019 was $238 million, of which €147 million ($165 million using exchange rates at December 31, 2019) was related to the four managed hotels in France.
We had $33 million and $47 million of total net performance guarantee liabilities at December 31, 2019 and December 31, 2018, respectively, which included $14 million and $25 million recorded in other long-term liabilities and $19 million and $22 million recorded in accrued expenses and other current liabilities on our consolidated balance sheets, respectively.

	The four managed hotels in France		Other performance guarantees		All performance guarantees
	2019	2018	2019	2018	2019	2018
Beginning balance, January 1	$36	$58	$11	$13	$47	$71
Initial guarantee obligation liability	—	—	7	—	7	—
Amortization of initial guarantee obligation liability into income	(15)	(15)	(3)	(3)	(18)	(18)
Performance guarantee expense, net	37	55	5	4	42	59
Net payments during the year	(37)	(62)	(7)	(3)	(44)	(65)
Foreign currency exchange, net	(1)	—	—	—	(1)	—
Ending balance, December 31	$20	$36	$13	$11	$33	$47

Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. At December 31, 2019 and December 31, 2018, there were no amounts recognized on our consolidated balance sheets related to these performance test clauses.

Debt Repayment and Other Guarantees—We enter into various debt repayment and other guarantees in order to assist property owners and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms. Included within debt repayment and other guarantees are the following:

Property description	Maximum potential future payments	Maximum exposure net of recoverability from third parties	Other long-term liabilities recorded at December 31, 2019	Other long-term liabilities recorded at December 31, 2018	Year of guarantee expiration
Hotel properties in India (1)	$169	$169	$5	$10	2020
Hotel and residential properties in Brazil (2), (3)	97	40	3	3	various, through 2023
Hotel properties in Tennessee (2)	44	20	8	2	various, through 2023
Hotel properties in California (2)	31	12	3	4	various, through 2021
Hotel property in Massachusetts (2), (4)	30	14	6	8	various, through 2022
Hotel property in Oregon (2), (4)	15	6	3	4	various, through 2022
Hotel property in Arizona (2), (3)	14	—	1	1	2021
Other (2), (5)	15	9	3	19	various, through 2022
Total	$415	$270	$32	$51

(1) Debt repayment guarantee is denominated in Indian rupees and translated using exchange rates at December 31, 2019. We have the contractual right to recover amounts funded from an unconsolidated hospitality venture, which is a related party. We expect our maximum exposure to be $85 million, taking into account our partner's 50% ownership interest in the unconsolidated hospitality venture. Under certain events or conditions, we have the right to force the sale of the properties in order to recover amounts funded.
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
(4) In conjunction with the debt repayment guarantees, we are subject to completion guarantees whereby the parties agree to substantially complete the construction of the project by a specified date. In the event of default, we are obligated to complete construction using the funds available from the outstanding loan. Any additional funds paid by us are subject to partial recovery in the form of cash. At December 31, 2019, the maximum potential future payments are $3 million, and the maximum exposure net of recoverability from third parties is insignificant.
(5) At December 31, 2018, other-long term liabilities included a debt repayment guarantee for a hotel property in Washington State. During the year ended December 31, 2019, the debt was refinanced, and we are no longer a guarantor. As a result, we recognized a $15 million release of our debt repayment guarantee liability in other income (loss), net on our consolidated statements of income for the year ended December 31, 2019 (see Note 21).
At December 31, 2019, we are not aware of, nor have we received notification that hotel owners are not current on their debt service obligations where we have provided a debt repayment guarantee.
Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be $62 million and $128 million at December 31, 2019 and December 31, 2018, respectively. Based upon the lack of available market data, we have classified our guarantees as Level Three in the fair value hierarchy (see Note 2).
Insurance—We obtain commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property, cyber risk, and other miscellaneous coverages. A portion of the risk is retained on a self-insurance basis primarily through U.S.-based and licensed captive insurance companies that are wholly owned subsidiaries of Hyatt and generally insure our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Reserves for losses in our captive insurance companies to be paid within 12 months are $41 million and $38 million at December 31, 2019 and December 31, 2018, respectively, and are recorded in accrued expenses and other current liabilities on our consolidated balance sheets, while reserves for losses in our captive insurance companies to be paid in future periods are $80 million and $78 million at December 31, 2019 and December 31, 2018, respectively, and are recorded in other long-term liabilities on our consolidated balance sheets.

Collective Bargaining Agreements—At December 31, 2019, approximately 23% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between us and various unions. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety Bonds—Surety bonds issued on our behalf were $48 million at December 31, 2019 and primarily relate to workers' compensation, taxes, licenses, construction liens, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at December 31, 2019 were $264 million, which relate to our ongoing operations, hotel properties under development in the U.S., collateral for estimated insurance claims, and securitization of our performance under our debt repayment guarantees associated with the hotel properties in India and the residential property in Brazil, which are only called upon if we default on our guarantees. Of the letters of credit outstanding, $1 million reduces the available capacity under our revolving credit facility (see Note 11).
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
We are subject, from time to time, to various claims and contingencies related to lawsuits, taxes, and environmental matters, as well as commitments under contractual obligations. Many of these claims are covered under our current insurance programs, subject to deductibles. Although the ultimate liability for these matters cannot be determined at this point, based on information currently available, we do not expect the ultimate resolution of such claims and litigation to have a material effect on our consolidated financial statements.
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, we have not recognized a liability in connection with this matter. As of December 31, 2019, our maximum exposure is not expected to exceed $18 million.
16.    STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
Common Stock—At December 31, 2019, Pritzker family business interests beneficially owned, in the aggregate, approximately 96.5% of our Class B common stock and approximately 2.9% of our Class A common stock, representing approximately 63.2% of the outstanding shares of our common stock and approximately 91.6% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests are able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors and other significant corporate transactions. While the voting agreements are in effect, they may provide our board of directors with effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. Pursuant to the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, the Pritzker family business interests have agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock. In addition, other stockholders beneficially own, in the aggregate, approximately 3.5% of our outstanding Class B common stock representing approximately 2.2% of the outstanding shares of our common stock and approximately 3.3% of the total voting power of our outstanding common stock. Pursuant to the 2007

Stockholders' Agreement, these entities have also agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock.
Share Repurchase—During 2019, 2018, and 2017, our board of directors authorized the repurchase of up to $750 million, $750 million, and $1,250 million, respectively, of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction, at prices we deem appropriate and subject to market conditions, applicable law, and other factors deemed relevant in our sole discretion. The common stock repurchase program applies to our Class A and Class B common stock. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock, and the program may be suspended or discontinued at any time.
During the year ended December 31, 2019, we repurchased 5,621,281 shares of common stock. The shares of common stock were repurchased at a weighted-average price of $74.85 per share for an aggregate purchase price of $421 million, excluding related insignificant expenses. The shares repurchased during 2019 represented approximately 5% of our total shares of common stock outstanding at December 31, 2018.
During the year ended December 31, 2018, we entered into the following ASR programs with third-party financial institutions to repurchase Class A shares:

	Total number of shares repurchased (1)	Weighted-average price per share	Total cash paid
May 2018 (2)	2,481,341	$80.60	$200
November 2018 (2)	2,575,095	$69.90	$180

(1) The delivery of shares resulted in a reduction in weighted-average common shares outstanding for basic and diluted earnings per share (see Note 20).
(2) The May 2018 ASR and the November 2018 ASR are collectively referred to as the "2018 ASR Agreements."
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
The shares of Class A common stock repurchased on the open market were retired and returned to the status of authorized and unissued shares, while the shares of Class B common stock repurchased were retired and the total number of authorized Class B shares was reduced by the number of shares retired during the year ended December 31, 2019 (see Note 18). At December 31, 2019, we had $997 million remaining under the share repurchase authorization.

Accumulated Other Comprehensive Loss

	Balance at January 1, 2019	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at December 31, 2019
Foreign currency translation adjustments (a)	$(191)	$1	$7	$(183)
Unrealized gains on AFS debt securities	—	1	—	1
Unrecognized pension cost	(5)	(4)	—	(9)
Unrealized losses on derivative instruments	(4)	(15)	1	(18)
Accumulated other comprehensive income (loss)	$(200)	$(17)	$8	$(209)
(a) The amount reclassified from accumulated other comprehensive loss includes the net gain recognized in gains on sales of real estate related to the sale of shares of the entity which owns Grand Hyatt Seoul and adjacent land (see Note 7).

	Balance at January 1, 2018	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at December 31, 2018
Foreign currency translation adjustments (b)	$(243)	$(25)	$77	$(191)
Unrecognized pension (cost) benefit	(7)	2	—	(5)
Unrealized losses on derivative instruments	(3)	(1)	—	(4)
Accumulated other comprehensive income (loss)	$(253)	$(24)	$77	$(200)
(b) The amount reclassified from accumulated other comprehensive loss includes the net gain recognized in gains on sales of real estate related to the derecognition of a wholly owned subsidiary and the HRMC transaction (see Note 7).

Dividend—During the year ended December 31, 2019, we paid cash dividends of $29 million and $51 million, respectively, to Class A and Class B shareholders of record, and during the year ended December 31, 2018, we paid cash dividends of $27 million and $41 million, respectively, to Class A and Class B shareholders of record as follows:

Date declared	Dividend per share amount for Class A and Class B	Date of record	Date paid
February 13, 2019	$0.19	February 27, 2019	March 11, 2019
May 17, 2019	$0.19	May 29, 2019	June 10, 2019
July 31, 2019	$0.19	August 27, 2019	September 9, 2019
October 30, 2019	$0.19	November 26, 2019	December 9, 2019
February 14, 2018	$0.15	March 22, 2018	March 29, 2018
May 16, 2018	$0.15	June 19, 2018	June 28, 2018
July 31, 2018	$0.15	September 6, 2018	September 20, 2018
October 30, 2018	$0.15	November 28, 2018	December 10, 2018

17.    STOCK-BASED COMPENSATION
As part of our LTIP, we award SARs, RSUs, and PSUs to certain employees and non-employee directors (see Note 2). In addition, non-employee directors may elect to receive their annual fees and/or annual equity retainers in the form of shares of our Class A common stock. Under the LTIP, we are authorized to issue up to 14,375,000 shares. Compensation expense and unearned compensation presented below exclude amounts related to employees of our managed hotels and other employees whose payroll is reimbursed, as this expense has been and will continue to be reimbursed by our third-party hotel owners and is recognized within revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and costs incurred on behalf of managed and franchised properties on our consolidated statements of income. Stock-based compensation expense included in selling, general, and administration expense on our consolidated statements of income related to these awards was as follows:

	Years Ended December 31,
	2019	2018	2017
SARs	$11	$10	$11
RSUs	17	15	16
PSUs	6	4	2
Other	1	—	—
Total	$35	$29	$29

The expected income tax benefit to be realized at the time of vest related to these awards for the years ended December 31, 2019, December 31, 2018, and December 31, 2017 was as follows:

	Years Ended December 31,
	2019	2018	2017
SARs	$3	$2	$3
RSUs	5	4	4
PSUs	2	1	1
Total	$10	$7	$8

SARs—The following table sets forth a summary of the SAR grants in 2019, 2018, and 2017:

Grant date	Granted	Value at date of grant	Vesting period		Vesting start month
March 2019	643,989	$17.11	25	% annually	March 2020
May 2018	38,918	21.84	25	% annually	March 2019
March 2018	465,842	21.13	25	% annually	March 2019
September 2017	20,139	18.62	25	% annually	September 2018
March 2017	605,601	16.35	25	% annually	March 2018

The weighted-average grant date fair value for the awards granted in 2019, 2018, and 2017 was $17.11, $21.18, and $16.42, respectively.
The fair value of each SAR was estimated based on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	2019	2018	2017
Exercise price	$71.67	$80.12	$52.93
Expected life in years	6.25	6.24	6.24
Risk-free interest rate	2.40%	2.79%	2.11%
Expected volatility	22.51%	22.97%	26.56%
Annual dividend yield	1.06%	0.75%	—%

Due to a lack of historical exercise activity, the expected life was estimated based on the midpoint between the vesting period and the contractual life of each SAR. The risk-free interest rate was based on U.S. Treasury instruments with similar expected life. We calculate volatility using our trading history over a time period consistent with our expected term assumption. The dividend yield assumption is based on the expected annualized dividend payment at the date of grant.

A summary of employee SAR activity is presented below:

	SAR units	Weighted-average exercise price (in whole dollars)	Weighted-average remaining contractual term
Outstanding at December 31, 2018:	3,488,886	$51.27	5.80
Granted	643,989	71.67
Exercised	(240,417)	36.48
Forfeited or expired	(48,101)	66.00
Outstanding at December 31, 2019:	3,844,357	$55.51	5.78
Exercisable at December 31, 2019:	2,458,448	$48.72	4.38

During the years ended December 31, 2019, December 31, 2018, and December 31, 2017, the intrinsic value of exercised SARs was $16 million, $7 million, and $24 million, respectively. The total intrinsic value of SARs outstanding at December 31, 2019 was $131 million, and the total intrinsic value for exercisable SARs was $101 million at December 31, 2019.
RSUs—The following table sets forth a summary of the employee RSU grants:

Grant date	Granted	Value at date of grant	Aggregate value at date of grant	Vesting period
December 2019	9,695	$82.50	$1	various
May 2019	23,672	77.54	2	various
March 2019	329,239	71.67	24	various
February 2019	2,863	69.85	—	4 years
December 2018	9,650	67.34	1	various
September 2018	10,034	76.72	1	various
May 2018	4,306	81.27	—	4 years
March 2018	254,707	80.02	20	various
February 2018	3,502	78.52	—	4 years
December 2017	9,238	70.35	1	various
September 2017	22,357	61.50	1	various
September 2017	43,151	60.48	3	various
May 2017	1,390	57.51	—	4 years
March 2017	416,404	52.65	22	various

The weighted-average grant date fair value for the awards granted in 2019, 2018, and 2017 was $72.32, $79.47, and $54.08, respectively. The liability and related expense for granted cash-settled RSUs are insignificant at and for the year ended December 31, 2019.
A summary of the status of the nonvested employee RSU awards outstanding under the LTIP is presented below:

	RSUs	Weighted-average grant date fair value
Nonvested at December 31, 2018:	796,830	$61.31
Granted	365,469	72.32
Vested	(339,227)	58.73
Forfeited or canceled	(47,790)	62.69
Nonvested at December 31, 2019:	775,282	$67.54

The total intrinsic value of nonvested RSUs at December 31, 2019 was $70 million.

PSUs—The following table sets forth a summary of PSU grants:

Year granted	Granted	Weighted-average grant date fair value	Performance period	Performance period start date
2019 PSUs	120,720	$77.95	3 years	January 1, 2019
2018 PSUs	89,441	$82.10	3 years	January 1, 2018
2017 PSUs	102,115	$52.65	3 years	January 1, 2017

A summary of the status of the nonvested PSU awards outstanding under the LTIP is presented below:

	PSUs	Weighted-average grant date fair value
Nonvested at December 31, 2018:	204,489	$62.68
Granted	120,720	77.95
Vested	(61,545)	47.36
Forfeited or canceled	(3,248)	82.10
Nonvested at December 31, 2019:	260,416	$73.14

At December 31, 2019, the total intrinsic value of nonvested PSUs if target performance is achieved was $23 million.
Unearned Compensation—Our total unearned compensation for our stock-based compensation programs at December 31, 2019 is as follows and is expected to be recorded as stock-based compensation expense:

	2020	2021	2022	2023	Total
SARs	$1	$1	$—	$—	$2
RSUs	7	4	3	1	15
PSUs	5	3	—	—	8
Total	$13	$8	$3	$1	$25

18.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Legal Services—A partner in a law firm that provided services to us throughout 2019, 2018, and 2017 is the brother-in-law of our Executive Chairman. We incurred $6 million, $6 million, and $3 million of legal fees with this firm for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively. At both December 31, 2019 and December 31, 2018, we had insignificant amounts due to the law firm.
Equity Method Investments—We have equity method investments in entities that own properties for which we receive management or franchise fees. We recognized $22 million, $20 million, and $24 million of fees for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively. In addition, in some cases we provide loans (see Note 6) or guarantees (see Note 15) to these entities. During the years ended December 31, 2019, December 31, 2018, and December 31, 2017, we recognized $4 million, $7 million, and $5 million, respectively, of income related to these guarantees. At both December 31, 2019 and December 31, 2018, we had $17 million of receivables due from these properties. Our ownership interest in these unconsolidated hospitality ventures varies from 24% to 50%. See Note 4 for further details regarding these investments.
Other Services—The brother of our Executive Chairman is affiliated with a limited partnership which has ownership interests in hotels from which we recognized $7 million of management and franchise fees during the year ended December 31, 2019. At both December 31, 2019 and December 31, 2018, we had insignificant receivables due from these properties.
Class B Share Conversion—During the years ended December 31, 2019 and December 31, 2018, 975,170 shares and 1,207,355 shares, respectively, of Class B common stock were converted on a share-for-share basis into shares of our Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock have been retired, thereby reducing the shares of Class B common stock authorized and outstanding.

Class B Share Repurchase—During 2019, we repurchased 677,384 shares of Class B common stock for a weighted-average price of $74.21 per share, for an aggregate purchase price of approximately $50 million. The shares repurchased represented approximately 1% of our total shares of common stock outstanding at December 31, 2018. During 2018, we repurchased 2,430,654 shares of Class B common stock at a weighted-average price of $78.10 per share, for an aggregate purchase price of approximately $190 million. The shares repurchased represented approximately 2% of our total shares of common stock outstanding at December 31, 2017. The shares of Class B common stock were repurchased in privately negotiated transactions from trusts or limited partnerships owned indirectly by trusts for the benefit of certain Pritzker family members or private charitable organizations affiliated with certain Pritzker family members and were retired, thereby reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.
19.    SEGMENT AND GEOGRAPHIC INFORMATION
Our reportable segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the CODM to assess performance and make decisions regarding the allocation of resources. We define our reportable segments as follows:

•
Owned and leased hotels—This segment derives its earnings from owned and leased hotel properties located predominantly in the United States but also in certain international locations and for purposes of segment Adjusted EBITDA, includes our pro rata share of the Adjusted EBITDA of our unconsolidated hospitality ventures, based on our ownership percentage of each venture. Adjusted EBITDA includes intercompany expenses related to management fees paid to the Company's management and franchising segments, which are eliminated in consolidation. Intersegment revenues relate to promotional award redemptions earned by our owned and leased hotels related to our co-branded credit cards and are eliminated in consolidation.

•
Americas management and franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our portfolio of brands to franchisees located in the United States, Latin America, Canada, and the Caribbean. This segment's revenues also include the reimbursement of costs incurred on behalf of managed and franchised properties as well revenues from residential management operations. These reimbursed costs relate primarily to payroll at managed properties where the Company is the employer, as well as system-wide services and the loyalty program operated on behalf of owners of managed and franchised properties. The intersegment revenues relate to management fees earned from the Company's owned and leased hotels and are eliminated in consolidation.

•
ASPAC management and franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our portfolio of brands to franchisees located in Southeast Asia, Greater China, Australia, South Korea, Japan, and Micronesia. This segment's revenues also include the reimbursement of costs incurred on behalf of managed and franchised properties. These reimbursed costs relate primarily to system-wide services and the loyalty program operated on behalf of owners of managed and franchised properties. The intersegment revenues relate to management fees earned from the Company's owned hotel, which was sold during the year ended December 31, 2019, and are eliminated in consolidation.

•
EAME/SW Asia management and franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our portfolio of brands to franchisees located in Europe, Africa, the Middle East, India, Central Asia, and Nepal. This segment's revenues also include the reimbursement of costs incurred on behalf of managed and franchised properties. These reimbursed costs relate primarily to system-wide services and the loyalty program operated on behalf of owners of managed and franchised properties. The intersegment revenues relate to management fees earned from the Company's owned and leased hotels and are eliminated in consolidation.

Our CODM evaluates performance based on owned and leased hotels revenues, management, franchise, and other fees revenues, and Adjusted EBITDA. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define Adjusted EBITDA as net income attributable to Hyatt Hotels Corporation plus our pro rata share of unconsolidated owned and leased hospitality ventures Adjusted EBITDA based on our ownership percentage of each owned and leased venture, adjusted to exclude interest expense; provision for income taxes; depreciation and amortization; Contra revenue; revenues for the reimbursement of costs incurred on behalf of managed and franchised properties; costs incurred on behalf of managed and franchised properties; equity earnings (losses) from unconsolidated hospitality ventures; stock-based compensation expense; gains (losses) on sales of real estate; asset impairments; and other income (loss), net.

The table below shows summarized consolidated financial information by segment. Included within corporate and other are the results of Miraval and Exhale, Hyatt Residence Club license fees, results related to our co-branded credit cards, and unallocated corporate expenses.

	Years Ended December 31,
	2019	2018	2017
Owned and leased hotels
Owned and leased hotels revenues	$1,808	$1,889	$2,159
Other revenues	—	—	13
Intersegment revenues (a)	35	33	38
Adjusted EBITDA	387	428	490
Depreciation and amortization	244	266	295
Capital expenditures	233	194	195
Americas management and franchising
Management, franchise, and other fees revenues	433	400	380
Contra revenue	(15)	(13)	(12)
Other revenues	89	—	—
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	2,268	1,787	1,625
Intersegment revenues (a)	62	70	74
Adjusted EBITDA	376	352	327
Depreciation and amortization	24	9	7
Capital expenditures	2	1	—
ASPAC management and franchising
Management, franchise, and other fees revenues	136	127	112
Contra revenue	(2)	(2)	(1)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	113	95	79
Intersegment revenues (a)	2	2	2
Adjusted EBITDA	87	78	70
Depreciation and amortization	3	1	1
Capital expenditures	1	4	1
EAME/SW Asia management and franchising
Management, franchise, and other fees revenues	83	80	69
Contra revenue	(5)	(5)	(5)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	74	68	58
Intersegment revenues (a)	10	10	10
Adjusted EBITDA	49	46	37
Depreciation and amortization	1	1	—
Capital expenditures	—	1	1
Corporate and other
Revenues	140	132	100
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	6	6	—
Intersegment revenues (a)	(1)	(5)	(9)
Adjusted EBITDA	(146)	(127)	(135)
Depreciation and amortization	57	50	45
Capital expenditures	133	97	101

Eliminations
Revenues (a)	(108)	(110)	(115)
Adjusted EBITDA	1	—	3
TOTAL
Revenues	$5,020	$4,454	$4,462
Adjusted EBITDA	754	777	792
Depreciation and amortization	329	327	348
Capital expenditures	369	297	298

(a)	Intersegment revenues are included in the management, franchise, and other fees revenues, owned and leased hotels revenues, and other revenues and eliminated in Eliminations.
The table below presents summarized consolidated balance sheet information by segment:

	December 31, 2019	December 31, 2018
Total Assets:
Owned and leased hotels	$4,203	$4,118
Americas management and franchising	1,024	842
ASPAC management and franchising	260	203
EAME/SW Asia management and franchising	273	225
Corporate and other	2,657	2,255
Total	$8,417	$7,643

The following tables present revenues and property and equipment, net, operating lease ROU assets, intangibles, net, and goodwill by geographical region:

	Years Ended December 31,
	2019	2018	2017
Revenues:
United States	$4,142	$3,587	$3,619
All foreign	878	867	843
Total	$5,020	$4,454	$4,462

		December 31, 2019	December 31, 2018
Property and equipment, net, Operating lease ROU assets, Intangibles, net, and Goodwill:
United States		$3,798	$3,670
All foreign		914	849
Total		$4,712	$4,519

The table below provides a reconciliation of our net income attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to our consolidated Adjusted EBITDA:

	Years Ended December 31,
	2019	2018	2017
Net income attributable to Hyatt Hotels Corporation	$766	$769	$389
Interest expense	75	76	80
Provision for income taxes	240	182	332
Depreciation and amortization	329	327	348
EBITDA	1,410	1,354	1,149
Contra revenue	22	20	18
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(2,461)	(1,956)	(1,762)
Costs incurred on behalf of managed and franchised properties	2,520	1,981	1,782
Equity (earnings) losses from unconsolidated hospitality ventures	10	(8)	(219)
Stock-based compensation expense	35	29	29
Gains on sales of real estate	(723)	(772)	(236)
Asset impairments	18	25	—
Other (income) loss, net	(127)	49	(42)
Pro rata share of unconsolidated owned and leased hospitality ventures Adjusted EBITDA	50	55	73
Adjusted EBITDA	$754	$777	$792

20.    EARNINGS PER SHARE
The calculation of basic and diluted earnings per share, including a reconciliation of the numerator and denominator, are as follows:

	Years Ended December 31,
	2019	2018	2017
Numerator:
Net income	$766	$769	$390
Net income and accretion attributable to noncontrolling interests	—	—	(1)
Net income attributable to Hyatt Hotels Corporation	$766	$769	$389
Denominator:
Basic weighted-average shares outstanding	104,590,383	113,259,113	124,836,917
Share-based compensation and equity-classified forward contract	1,702,021	1,865,904	1,509,986
Diluted weighted-average shares outstanding	106,292,404	115,125,017	126,346,903
Basic Earnings Per Share:
Net income	$7.33	$6.79	$3.13
Net income and accretion attributable to noncontrolling interests	—	—	(0.01)
Net income attributable to Hyatt Hotels Corporation	$7.33	$6.79	$3.12
Diluted Earnings Per Share:
Net income	$7.21	$6.68	$3.09
Net income and accretion attributable to noncontrolling interests	—	—	(0.01)
Net income attributable to Hyatt Hotels Corporation	$7.21	$6.68	$3.08

The computations of diluted net income per share for the years ended December 31, 2019, December 31, 2018, and December 31, 2017 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Years Ended December 31,
	2019	2018	2017
SARs	13,000	100	21,400
RSUs	—	—	100

21.    OTHER INCOME (LOSS), NET

	Years Ended December 31,
	2019	2018	2017
Release of contingent consideration liability (Note 7)	$30	$—	$—
Unrealized gains (losses), net (Note 4)	26	(47)	1
Interest income (Note 4)	25	28	110
Depreciation recovery	25	22	27
Performance guarantee liability amortization (Note 15)	18	18	19
Release and amortization of debt repayment guarantee liability (Note 15)	18	11	10
Gain on sale of contractual right (Note 7)	16	—	—
Realized gains (losses), net	2	(3)	(41)
Foreign currency gains (losses), net	1	4	(2)
Pre-condemnation income	—	4	18
Cease use liability	—	—	(21)
Loss on extinguishment of debt (Note 11)	—	(7)	—
Impairment of an equity security without a readily determinable fair value (Note 4)	—	(22)	—
Transaction costs	(1)	(10)	(4)
Performance guarantee expense, net (Note 15)	(42)	(59)	(77)
Other, net	9	12	2
Other income (loss), net	$127	$(49)	$42

We recognized approximately $4 million and $18 million during the years ended December 31, 2018 and December 31, 2017, respectively, primarily related to pre-condemnation income for relinquishment of subterranean space at an owned hotel.
During the year ended December 31, 2017, we relocated our corporate headquarters and recognized a $21 million cease use liability.
During the year ended December 31, 2017, our convertible redeemable preferred shares in Playa Hotels & Resorts B.V., plus accrued and unpaid paid-in-kind dividends were redeemed, and we recognized $94 million of interest income and $40 million of realized losses.

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

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Consolidated statements of income data:
Total revenues	$1,275	$1,215	$1,289	$1,241	$1,138	$1,074	$1,133	$1,109
Direct and selling, general, and administrative expenses	1,225	1,175	1,208	1,215	1,054	1,012	1,026	1,030
Net income	321	296	86	63	44	237	77	411
Net income attributable to Hyatt Hotels Corporation	321	296	86	63	44	237	77	411
Net income per share—basic	$3.13	$2.84	$0.81	$0.60	$0.41	$2.12	$0.67	$3.47
Net income per share—diluted	$3.08	$2.80	$0.80	$0.59	$0.40	$2.09	$0.66	$3.40
Cash dividends declared per share	$0.19	$0.19	$0.19	$0.19	$0.15	$0.15	$0.15	$0.15

HYATT HOTELS CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2019, December 31, 2018, and December 31, 2017
(In millions of dollars)

Description	Balance at beginning of period	Additions charged to revenues, costs, and expenses		Additions charged to other accounts		Deductions	Balance at end of period
Year Ended December 31, 2019:
Trade receivables—allowance for doubtful accounts	$26	$14		$—		$(8)	$32
Financing receivables—allowance for losses	101	6		(1)		(6)	100
Deferred tax assets—valuation allowance	41	6		—		(6)	41
Year Ended December 31, 2018:
Trade receivables—allowance for doubtful accounts	21	15		—		(10)	26
Financing receivables—allowance for losses	108	7		(2)	A	(12)	101
Deferred tax assets—valuation allowance	51	(10)		—		—	41
Year Ended December 31, 2017:
Trade receivables—allowance for doubtful accounts	18	8		—		(5)	21
Financing receivables—allowance for losses	100	6		2	A	—	108
Deferred tax assets—valuation allowance	27	24	B	—		—	51

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
4.10
Sixth Supplemental Indenture, dated March 7, 2016, between Hyatt Hotels Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 8, 2016)

4.11
Seventh Supplemental Indenture, dated as of August 16, 2018, between the Company and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 16, 2018)

4.12
Form of 6.875% Senior Notes due 2019 (included as part of Exhibit 4.5 above) (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

4.13
Form of 5.375% Senior Notes due 2021 (included as part of Exhibit 4.7 above) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 9, 2011)

4.14
Form of 3.375% Senior Notes due 2023 (included as part of Exhibit 4.9 above) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 10, 2013)

4.15
Form of 4.850% Senior Notes due 2026 (included as part of Exhibit 4.10 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 8, 2016)

4.16
Form of 4.375% Senior Note due 2028 (included in Exhibit 4.11 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 16, 2018)

4.17
Registration Rights Agreement, dated as of October 12, 2009, by and among Hyatt Hotels Corporation and Thomas J. Pritzker, Marshall E. Eisenberg and Karl J. Breyer, solely in their capacity as co-trustees (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 15, 2009)

4.18	Description of Registered Securities

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

Exhibit Number	Exhibit Description
+10.4
Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-34521) filed with the SEC on February 18, 2016)

+10.5
First Amendment to Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-34521) filed with the Securities and Exchange Commission on May 3, 2018)

+10.6
Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on August 5, 2009)

+10.7
Second Amendment to Hyatt Hotels Corporation Special Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34521) filed with the Securities and Exchange Commission on November 3, 2010)

+10.8
Amendment to Hyatt Hotels Corporation 2008 and 2009 Restricted Stock Unit Award Agreements, dated December 17, 2010 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-34521) filed with the SEC on February 17, 2011)

+10.9
Form of Deferred Cash Award Agreement under Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

+10.10
Form of Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

+10.11
Form of Stock Appreciation Rights Retention Award Agreement under Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

+10.12
Form of Special Restricted Stock Unit Award Agreement under Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

+10.13
Form of 2017 Performance Share Unit Award Agreement under Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

+10.14	Form of 2019 Performance Share Unit Award Agreement under Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan

+10.15
Form of Restricted Stock Unit - Cash Settled Award Agreement under Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

Exhibit Number	Exhibit Description
+10.16
Form of Restricted Stock Unit - Stock Settled Award Agreement under Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

+10.17
Form of 2018 Performance Share Unit Award Agreement under Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

+10.18
Amended and Restated Hyatt Hotels Corporation Deferred Compensation Plan for Directors, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-34521) filed with the Securities and Exchange Commission on October 31, 2018)

+10.19
Hyatt Hotels Corporation Summary of Amended and Restated Non-Employee Director Compensation, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-34521) filed with the Securities and Exchange Commission on October 31, 2018)

+10.20
Employment Letter, dated as of December 12, 2012, between Hyatt Hotels Corporation and Mark S. Hoplamazian (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 14, 2012)

+10.21
Employment Letter, dated as of December 12, 2012, between Hyatt Hotels Corporation and Thomas J. Pritzker (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 14, 2012)

+10.22
Employment Letter, dated as of October 5, 2018, between Hyatt Corporation and Joan Bottarini (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on October 9, 2018)

+10.23
Employment Letter, dated as of August 28, 2017, between Hyatt Corporation and Mark Vondrasek (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-34521) filed with the Securities and Exchange Commission on May 2, 2019)

+10.24
Hyatt Hotels Corporation 2018 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 23, 2018)

+10.25
Hyatt International Hotels Retirement Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

+10.26
Second Amended and Restated Hyatt Corporation Deferred Compensation Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

+10.27
Hyatt Hotels Corporation Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

Exhibit Number	Exhibit Description
10.28
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

10.29
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

10.30
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

99.2	Amended and Restated Foreign Global Hyatt Agreement, dated as of October 1, 2009, by and among each signatory thereto

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Exhibit Description

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.