Form 10-Q
period 2020-03-31
Hyatt Hotels Corp
filed 2020-05-07
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
At April 24, 2020, there were 35,607,552 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 65,463,274 shares of the registrant's Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
REVENUES:
Owned and leased hotels	$323	$470
Management, franchise, and other fees	108	141
Amortization of management and franchise agreement assets constituting payments to customers	(6)	(5)
Net management, franchise, and other fees	102	136
Other revenues	35	45
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	533	590
Total revenues	993	1,241
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	272	357
Depreciation and amortization	80	80
Other direct costs	34	45
Selling, general, and administrative	47	128
Costs incurred on behalf of managed and franchised properties	555	605
Direct and selling, general, and administrative expenses	988	1,215
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	(48)	30
Equity losses from unconsolidated hospitality ventures	(2)	(3)
Interest expense	(17)	(19)
Gains on sales of real estate	8	1
Asset impairments	(3)	(3)
Other income (loss), net	(81)	51
INCOME (LOSS) BEFORE INCOME TAXES	(138)	83
BENEFIT (PROVISION) FOR INCOME TAXES	35	(20)
NET INCOME (LOSS)	(103)	63
NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$(103)	$63
EARNINGS (LOSSES) PER SHARE—Basic
Net income (loss)	$(1.02)	$0.60
Net income (loss) attributable to Hyatt Hotels Corporation	$(1.02)	$0.60
EARNINGS (LOSSES) PER SHARE—Diluted
Net income (loss)	$(1.02)	$0.59
Net income (loss) attributable to Hyatt Hotels Corporation	$(1.02)	$0.59

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Net income (loss)	$(103)	$63
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax expense of $- for the three months ended March 31, 2020 and March 31, 2019	(51)	(6)
Unrealized losses on derivative activity, net of tax benefit of $(9) and $(1) for the three months ended March 31, 2020 and March 31, 2019, respectively	(25)	(4)
Other comprehensive loss	(76)	(10)
COMPREHENSIVE INCOME (LOSS)	(179)	53
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$(179)	$53

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,194	$893
Restricted cash	18	150
Short-term investments	68	68
Receivables, net of allowances of $38 and $32 at March 31, 2020 and December 31, 2019, respectively	365	421
Inventories	12	12
Prepaids and other assets	65	134
Prepaid income taxes	31	28
Total current assets	1,753	1,706
Equity method investments	259	232
Property and equipment, net	3,294	3,456
Financing receivables, net of allowances of $99 and $100 at March 31, 2020 and December 31, 2019, respectively	35	35
Operating lease right-of-use assets	479	493
Goodwill	326	326
Intangibles, net	427	437
Deferred tax assets	199	144
Other assets	1,526	1,588
TOTAL ASSETS	$8,298	$8,417
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$360	$11
Accounts payable	133	150
Accrued expenses and other current liabilities	279	304
Current contract liabilities	291	445
Accrued compensation and benefits	90	144
Current operating lease liabilities	30	32
Total current liabilities	1,183	1,086
Long-term debt	1,602	1,612
Long-term contract liabilities	613	475
Long-term operating lease liabilities	386	393
Other long-term liabilities	806	884
Total liabilities	4,590	4,450
Commitments and contingencies (see Note 13)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of March 31, 2020 and December 31, 2019	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 35,570,053 issued and outstanding at March 31, 2020, and Class B common stock, $0.01 par value per share, 397,457,686 shares authorized, 65,463,274 shares issued and outstanding at March 31, 2020. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 36,109,179 issued and outstanding at December 31, 2019, and Class B common stock, $0.01 par value per share, 397,457,686 shares authorized, 65,463,274 shares issued and outstanding at December 31, 2019	1	1
Additional paid-in capital	—	—
Retained earnings	3,989	4,170
Accumulated other comprehensive loss	(285)	(209)
Total stockholders' equity	3,705	3,962
Noncontrolling interests in consolidated subsidiaries	3	5
Total equity	3,708	3,967
TOTAL LIABILITIES AND EQUITY	$8,298	$8,417
See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(103)	$63
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gains on sales of real estate	(8)	(1)
Depreciation and amortization	80	80
Release of contingent consideration liability	—	(25)
Amortization of share awards	17	21
Amortization of operating lease right-of-use assets	8	9
Deferred income taxes	(45)	1
Equity losses from unconsolidated hospitality ventures	2	3
Amortization of management and franchise agreement assets constituting payments to customers	6	5
Unrealized (gains) losses, net	79	(12)
Distributions from unconsolidated hospitality ventures	2	2
Working capital changes and other	(138)	(133)
Net cash provided by (used in) operating activities	(100)	13
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(110)	(67)
Proceeds from marketable securities and short-term investments	109	123
Contributions to equity method and other investments	(21)	(7)
Return of equity method and other investments	2	—
Acquisitions, net of cash acquired	—	(15)
Capital expenditures	(55)	(66)
Proceeds from sales of real estate, net of cash disposed	78	—
Other investing activities	10	(7)
Net cash provided by (used in) investing activities	13	(39)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	400	120
Repayments of debt	(51)	(1)
Repurchases of common stock	(69)	(102)
Dividends paid	(20)	(20)
Other financing activities	(7)	(2)
Net cash provided by (used in) financing activities	253	(5)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	3	—
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	169	(31)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—BEGINNING OF YEAR	1,063	622
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—END OF PERIOD	$1,232	$591

See accompanying Notes to condensed consolidated financial statements.
Supplemental disclosure of cash flow information:

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$1,194	$547
Restricted cash (1)	18	24
Restricted cash included in other assets (1)	20	20
Total cash, cash equivalents, and restricted cash	$1,232	$591

(1) Restricted cash generally represents sales proceeds pursuant to like-kind exchanges, debt service on bonds, escrow deposits, and other arrangements.

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash paid during the period for interest	$37	$39
Cash paid during the period for income taxes	$31	$10
Cash paid for amounts included in the measurement of operating lease liabilities	$13	$13
Non-cash investing and financing activities are as follows:
Non-cash contributions to equity method and other investments (see Note 7, Note 13)	$33	$—
Non-cash issuance of financing receivables	$—	$1
Change in accrued capital expenditures	$9	$1
Non-cash right-of-use assets obtained in exchange for operating lease liabilities (see Note 7)	$4	$—

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions except share and per share amounts)
(Unaudited)

	Common Shares Outstanding		Common Stock Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries	Total
	Class A	Class B	Class A	Class B
BALANCE—January 1, 2019	39,507,817	67,115,828	$1	$—	$50	$3,819	$(200)	$7	$3,677
Total comprehensive income	—	—	—	—	—	63	(10)	—	53
Noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Repurchase of common stock	(1,452,858)	—	—	—	(71)	(31)	—	—	(102)
Employee stock plan issuance	19,245	—	—	—	1	—	—	—	1
Share-based payment activity	326,972	—	—	—	20	—	—	—	20
Cash dividends of $0.19 per share (see Note 14)	—	—	—	—	—	(20)	—	—	(20)
BALANCE—March 31, 2019	38,401,176	67,115,828	$1	$—	$—	$3,831	$(210)	$6	$3,628

BALANCE—December 31, 2019	36,109,179	65,463,274	$1	$—	$—	$4,170	$(209)	$5	$3,967
Cumulative effect of accounting changes, net of tax (see Note 3)	—	—	—	—	—	(1)	—	—	(1)
BALANCE—January 1, 2020	36,109,179	65,463,274	$1	$—	$—	$4,169	$(209)	$5	$3,966
Total comprehensive loss	—	—	—	—	—	(103)	(76)	—	(179)
Noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Repurchase of common stock	(827,643)	—	—	—	(12)	(57)	—	—	(69)
Employee stock plan issuance	16,654	—	—	—	1	—	—	—	1
Share-based payment activity	271,863	—	—	—	11	—	—	—	11
Cash dividends of $0.20 per share (see Note 14)	—	—	—	—	—	(20)	—	—	(20)
BALANCE—March 31, 2020	35,570,053	65,463,274	$1	$—	$—	$3,989	$(285)	$3	$3,708

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)

1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively "Hyatt Hotels Corporation") provide hospitality and other services on a worldwide basis through the development, ownership, operation, management, franchising, and licensing of hospitality and wellness-related businesses. We develop, own, operate, manage, franchise, license, or provide services to a portfolio of properties, consisting of full service hotels, select service hotels, resorts, and other properties, including branded spas and fitness studios, timeshare, fractional, and other forms of residential, vacation, and condominium ownership units. At March 31, 2020, (i) we operated or franchised 453 full service hotels, comprising 155,951 rooms throughout the world, (ii) we operated or franchised 471 select service hotels, comprising 67,523 rooms, of which 402 hotels are located in the United States, and (iii) we franchised 8 all-inclusive Hyatt-branded resorts, comprising 3,153 rooms. At March 31, 2020, our portfolio of properties operated in 65 countries around the world. Additionally, through strategic relationships, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other tradenames or marks owned by such hotel or licensed by third parties.
As used in these Notes and throughout this Quarterly Report on Form 10-Q, (i) the terms "Hyatt," "Company," "we," "us," or "our" mean Hyatt Hotels Corporation and its consolidated subsidiaries, (ii) the term "properties" refers to hotels, resorts, and other properties, including branded spas and fitness studios, and residential, vacation, and condominium ownership units that we develop, own, operate, manage, franchise, or to which we provide services or license our trademarks, (iii) "Hyatt portfolio of properties" or "portfolio of properties" refers to hotels, resorts, and other properties that we develop, own, operate, manage, franchise, license, or provide services to, including under the Park Hyatt, Miraval, Grand Hyatt, Alila, Andaz, The Unbound Collection by Hyatt, Destination, Hyatt Regency, Hyatt, Hyatt Ziva, Hyatt Zilara, Thompson Hotels, Hyatt Centric, Caption by Hyatt, Joie de Vivre, Hyatt House, Hyatt Place, tommie, Hyatt Residence Club, and Exhale brands, (iv) the term "worldwide hotel portfolio" includes our full service hotels, including our wellness resorts, and our select service hotels, and (v) the term "worldwide property portfolio" includes our all-inclusive resorts, branded spas and fitness studios, and residential, vacation, and condominium ownership units in addition to our worldwide hotel portfolio.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. As a result, this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Form 10-K").
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

2.    IMPACT OF THE COVID-19 PANDEMIC
Overview
The COVID-19 pandemic and related travel restrictions and other containment efforts have had a significant impact on the travel industry and, as a result, on our business. The impact began in the first quarter of 2020 and has extended into the second quarter. As a result, this interim period, as well as future periods, are unlikely to be comparable to past performance or indicative of future performance.
Impact to Financial and Non-financial Assets
We evaluate our goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year and at interim dates if indications of impairment exist. Given the impact the COVID-19 pandemic is having on our industry, we concluded that indicators of impairment existed at March 31, 2020. We updated our previous assumptions based on the current economic environment. Our assumptions are subject to inherent risk and uncertainty due to the stay-in-place measures enacted as a result of the COVID-19 pandemic, consumer confidence levels, and the ongoing impact of the COVID-19 pandemic on the hospitality industry. Based on our analysis, we concluded that our goodwill and indefinite-lived intangible assets are not impaired at March 31, 2020, but we continue to monitor the impact the COVID-19 pandemic is having on our business and the valuation of our goodwill and indefinite-lived intangible assets.
We evaluate property and equipment, right-of-use assets, definite-lived intangible assets, and equity method investments for impairment quarterly. As a result of the current economic environment, we performed procedures to assess the recoverability of the net book value of property and equipment, right-of-use assets, and definite-lived intangible assets and did not identify any impairments related to these assets at March 31, 2020. For our equity method investments, we considered the impact on the underlying operations of the investments to determine whether there were any indications that the decline in value was other than temporary, and none were identified.
In assessing our financial assets for credit losses, we considered the impact of the COVID-19 pandemic. As a result of our analysis, we recognized $3 million of bad debt expense in selling, general, and administrative expenses and $4 million of credit allowances in other income (loss), net on our condensed consolidated statements of income (loss) during the three months ended March 31, 2020. We will continue to monitor our financial assets for potential credit risk as the impact of the COVID-19 pandemic evolves.
3.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Summary of Significant Accounting Policies
Our significant accounting policies are detailed in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 2 to our Consolidated Financial Statements" within the 2019 Form 10-K. Upon adoption of Accounting Standards Update No. 2016-13 ("ASU 2016-13"), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, our accounting policies have been updated as follows:
Debt and Equity Securities—Excluding equity method investments, debt and equity securities consist of various investments:

•
Equity securities consist of interest-bearing money market funds, mutual funds, common shares, and preferred shares. Equity securities with a readily determinable fair value are recorded at fair value on our condensed consolidated balance sheets based on listed market prices or dealer quotations where available. Equity securities without a readily determinable fair value are recognized at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Net gains and losses, both realized and unrealized, and impairment charges on equity securities are recognized in other income (loss), net on our condensed consolidated statements of income (loss).

•
Debt securities include preferred shares, time deposits, and fixed income securities, including U.S. government obligations, obligations of other government agencies, corporate debt, mortgage-backed and asset-backed securities, and municipal and provincial notes and bonds. Debt securities are classified as trading, available-for-sale ("AFS"), or held-to-maturity ("HTM").

•	Trading securities—recognized at fair value based on listed market prices or dealer price quotations, where available. Net gains and losses, both realized and unrealized, on trading securities are recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts or other income (loss), net, depending on the nature of the investment, on our condensed consolidated statements of income (loss).

•
AFS securities—recognized at fair value based on listed market prices or dealer price quotations, where available. Unrealized gains and losses on AFS debt securities are recognized in accumulated other comprehensive loss on our condensed consolidated balance sheets. Realized gains and losses on debt securities are recognized in other income (loss), net on our condensed consolidated statements of income (loss). AFS securities are assessed quarterly for expected credit losses which are recognized in other income (loss), net on our condensed consolidated statements of income (loss). In determining the reserve for credit losses, we evaluate AFS securities at the individual security level and consider our investment strategy, current market conditions, financial strength of the underlying investments, term to maturity, credit rating, and our intent and ability to sell the securities.

•
HTM securities—investments that we have the intent and ability to hold until maturity and are recorded at amortized cost, net of expected credit losses. HTM securities are assessed for expected credit losses quarterly, and credit losses are recognized in other income (loss), net on our condensed consolidated statements of income (loss). We evaluate HTM securities individually when determining the reserve for credit losses due to the unique risks associated with each security. In determining the reserve for credit losses, we consider the financial strength of the underlying assets including the current and forecasted performance of the property, term to maturity, credit quality of the owner, and current market conditions.

Our preferred shares earn a return that is recognized as interest income in other income (loss), net.
For additional information about debt and equity securities, see Note 5.
Financing Receivables—Financing receivables represent contractual rights to receive money either on demand or on fixed or determinable dates and are recognized on our condensed consolidated balance sheets at amortized cost, net of expected credit losses. We recognize interest as earned and include accrued interest in the amortized cost basis of the asset.
Our financing receivables are composed of individual, unsecured loans and other types of unsecured financing arrangements provided to hotel owners. These financing receivables generally have stated maturities and interest rates, but the repayment terms vary and may be dependent upon future cash flows of the hotel. We individually assess all financing receivables for credit losses quarterly and establish a reserve to reflect the net amount expected to be collected. We estimate credit losses based on an analysis of several factors, including current economic conditions, industry trends, and specific risk characteristics of the financing receivable, including capital structure, loan performance, market factors, and the underlying hotel performance. Adjustments to credit allowances on financing receivables are recognized in other income (loss), net on our condensed consolidated statements of income (loss).
We evaluate accrued interest allowances separately from the financing receivable assets. On an ongoing basis, we monitor the credit quality of our financing receivables based on historical and expected future payment activity. We determine our financing to hotel owners to be non-performing if interest or principal is greater than 90 days past due based on the contractual terms of the individual financing receivables or if an allowance has been established for our other financing arrangements with that borrower. If we consider a financing receivable to be non-performing, we place the financing receivable on non-accrual status.
We recognize interest income when cash is received for financing receivables on non-accrual status which is recognized in other income (loss), net in our condensed consolidated statements of income (loss). Accrual of interest income is resumed and potential reversal of any associated allowance for credit loss occurs when the receivable becomes contractually current and collection doubts are removed.
After an allowance for credit losses has been established, we may determine the receivable balance is uncollectible when all commercially reasonable means of recovering the receivable balances have been exhausted. We write-off uncollectible balances by reversing the financing receivable and the related allowance for credit losses. For additional information about financing receivables, see Note 6.

Accounts Receivables—Our accounts receivables primarily consist of trade receivables due from guests for services rendered at our owned and leased properties and from hotel owners with whom we have management and franchise agreements for services rendered and for reimbursements of costs incurred on behalf of managed and franchised properties. We assess all accounts receivable for credit losses quarterly and establish a reserve to reflect the net amount expected to be collected. The credit loss reserve is based on an assessment of historical collection activity, the nature of the receivable, geographic considerations, and the current business environment. The allowance for credit losses is recognized in owned and leased hotels expense or selling, general, and administrative expenses on our condensed consolidated statements of income (loss), based on the nature of the receivable.
Guarantees—We enter into performance guarantees related to certain hotels we manage. We also enter into debt repayment and other guarantees with respect to unconsolidated hospitality ventures, certain managed or franchised hotels, and other properties. We record a liability for the fair value of these guarantees at their inception date. In order to estimate the fair value, we use a Monte Carlo simulation to model the probability of possible outcomes. The valuation methodology requires that we make certain assumptions and judgments regarding discount rates, volatility, hotel operating results, and hotel property sales prices. The fair value is not re-valued due to future changes in assumptions. The corresponding offset depends on the circumstances in which the guarantee was issued and is recorded to equity method investments, other assets, or expense. We amortize the liability for the fair value of a guarantee into income over the term of the guarantee using a systematic and rational, risk-based approach. Guarantees related to our managed or franchised hotels and other properties are amortized into income in other income (loss), net in our condensed consolidated statements of income (loss). Guarantees related to our unconsolidated hospitality ventures are amortized into equity earnings (losses) from unconsolidated hospitality ventures in our condensed consolidated statements of income (loss).

•
Performance and other guarantees—On a quarterly basis, we evaluate the likelihood of funding under a guarantee. To the extent we determine an obligation to fund is both probable and estimable based upon performance during the period, we record a separate contingent liability with the offset recognized in other income (loss), net.

•
Debt repayment guarantees—At inception of the guarantee and on a quarterly basis, we evaluate the risk of funding under a guarantee. Based on the current and forecasted performance of the underlying property, whether the property owner is current on debt service, the historical performance of the property, and the current market, we record a separate liability with an offset recognized in other income (loss), net or equity earnings (losses) from unconsolidated hospitality ventures as necessary.

For additional information about guarantees, see Note 13.
Adopted Accounting Standards
Financial Instruments—Credit Losses—In June 2016, the Financial Accounting Standards Board ("FASB") released ASU 2016-13. ASU 2016-13 replaces the existing impairment model for most financial assets from an incurred loss model to a current expected credit loss model, which requires an entity to recognize allowances for credit losses equal to its current estimate of all contractual cash flows the entity does not expect to collect. ASU 2016-13 also requires credit losses relating to AFS debt securities to be recognized through an allowance for credit losses. We adopted ASU 2016-13 on January 1, 2020 utilizing the modified retrospective approach. Upon adoption, we recorded an adjustment of $1 million, net of tax, to opening retained earnings related to our credit allowance for accounts receivables, a $12 million increase to our HTM debt securities, and a corresponding $12 million credit loss allowance on our condensed consolidated balance sheets. The adoption adjustments do not reflect the impact of the COVID-19 pandemic. ASU 2016-03 did not materially affect our condensed consolidated statements of income (loss) or our condensed consolidated statements of cash flows.
Future Adoption of Accounting Standards
Reference Rate Reform—In March 2020, the FASB issued Accounting Standards Update No. 2020-04 ("ASU 2020-04"), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions that we can elect to adopt, subject to meeting certain criteria, regarding contract modifications, hedging relationships, and other transactions that reference the London interbank offered rate for deposits of U.S. dollars ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The relief provided in ASU 2020-04 is applicable to all entities, but is only available through December 31, 2022. We are still assessing the impact of adopting ASU 2020-04.

4.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenues
The following tables present our revenues disaggregated by the nature of the product or service:

	Three Months Ended March 31, 2020
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$185	$—	$—	$—	$—	$(7)	$178
Food and beverage	105	—	—	—	—	—	105
Other	40	—	—	—	—	—	40
Owned and leased hotels	330	—	—	—	—	(7)	323

Base management fees	—	44	6	7	—	(10)	47
Incentive management fees	—	4	3	2	—	(1)	8
Franchise fees	—	27	—	—	—	—	27
Other fees	—	1	2	1	1	—	5
License fees	—	8	8	—	5	—	21
Management, franchise, and other fees	—	84	19	10	6	(11)	108
Amortization of management and franchise agreement assets constituting payments to customers	—	(4)	(1)	(1)	—	—	(6)
Net management, franchise, and other fees	—	80	18	9	6	(11)	102

Other revenues	—	27	—	—	8	—	35

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	484	27	20	2	—	533

Total	$330	$591	$45	$29	$16	$(18)	$993

	Three Months Ended March 31, 2019
	Owned and leased hotels (a)	Americas management and franchising (a)	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other (a)	Eliminations	Total
Rooms revenues	$273	$—	$—	$—	$—	$(7)	$266
Food and beverage	160	—	—	—	—	—	160
Other	44	—	—	—	—	—	44
Owned and leased hotels	477	—	—	—	—	(7)	470

Base management fees	—	57	12	8	—	(14)	63
Incentive management fees	—	14	17	8	—	(5)	34
Franchise fees	—	32	—	—	—	—	32
Other fees	—	—	3	2	1	—	6
License fees	—	1	—	—	5	—	6
Management, franchise, and other fees	—	104	32	18	6	(19)	141
Amortization of management and franchise agreement assets constituting payments to customers	—	(4)	—	(1)	—	—	(5)
Net management, franchise, and other fees	—	100	32	17	6	(19)	136

Other revenues	—	36	—	—	9	—	45

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	548	24	17	1	—	590

Total	$477	$684	$56	$34	$16	$(26)	$1,241
(a) Amounts presented have been adjusted for changes within the segments effective on January 1, 2020 (see Note 17).

Contract Balances
Our contract assets were $1 million and insignificant at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, the contract assets were included in receivables, net. As our profitability hurdles are generally calculated on a full-year basis, we expect our contract asset balance to be insignificant at year end.
Contract liabilities are comprised of the following:

	March 31, 2020	December 31, 2019
Deferred revenue related to the loyalty program	$696	$671
Advanced deposits	54	77
Initial fees received from franchise owners	41	41
Deferred revenue related to system-wide services	3	5
Other deferred revenue	110	126
Total contract liabilities	$904	$920

The following table summarizes the activity in our contract liabilities:

	2020	2019
Beginning balance, January 1	$920	$830
Cash received and other	246	247
Revenue recognized	(262)	(228)
Ending balance, March 31	$904	$849

Revenue recognized during the three months ended March 31, 2020 and March 31, 2019 included in the contract liabilities balance at the beginning of each year was $137 million and $145 million, respectively. This revenue primarily relates to the loyalty program, which is recognized net of redemption reimbursements paid to third parties, and advanced deposits.
Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $130 million at March 31, 2020, of which we expect to recognize approximately 15% as revenue over the next 12 months and the remainder thereafter.
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
5.    DEBT AND EQUITY SECURITIES
Equity Method Investments
Equity method investments were $259 million and $232 million at March 31, 2020 and December 31, 2019, respectively.
The following table presents summarized financial information for all unconsolidated hospitality ventures in which we hold an investment accounted for under the equity method:

	Three Months Ended March 31,
	2020	2019
Total revenues	$117	$116
Gross operating profit	34	39
Loss from continuing operations	(7)	(10)
Net loss	(7)	(10)
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

Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value and included on our condensed consolidated balance sheets, were as follows:

	March 31, 2020	December 31, 2019
Loyalty program (Note 9)	$510	$483
Deferred compensation plans held in rabbi trusts (Note 9 and Note 11)	385	450
Captive insurance companies	173	180
Total marketable securities held to fund operating programs	$1,068	$1,113
Less: current portion of marketable securities held to fund operating programs included in cash and cash equivalents, short-term investments, and prepaids and other assets	(172)	(219)
Marketable securities held to fund operating programs included in other assets	$896	$894

Net realized and unrealized gains (losses) and interest income from marketable securities held to fund the loyalty program are recognized in other income (loss), net on our condensed consolidated statements of income (loss):

	Three Months Ended March 31,
	2020	2019
Loyalty program (Note 19)	$11	$9
Net realized and unrealized gains (losses) and interest income from marketable securities held to fund rabbi trusts are recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts on our condensed consolidated statements of income (loss):

	Three Months Ended March 31,
	2020	2019
Unrealized gains (losses)	$(50)	$28
Realized gains	2	2
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$(48)	$30

Our captive insurance companies hold marketable securities which include AFS debt securities that are invested in U.S. government agencies, time deposits, and corporate debt securities. We classify these investments as current or long-term, based on their contractual maturity dates, which range from 2020 through 2025.
Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at fair value and included on our condensed consolidated balance sheets, were as follows:

	March 31, 2020	December 31, 2019
Interest-bearing money market funds (a)	$368	$147
Time deposits	37	37
Common shares of Playa N.V. (Note 9)	21	102
Total marketable securities held for investment purposes	$426	$286
Less: current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(405)	(184)
Marketable securities held for investment purposes included in other assets	$21	$102
(a) Proceeds from our revolving credit facility were reinvested in interest-bearing money market funds at March 31, 2020 (see Note 10).

We hold common shares of Playa Hotels & Resorts N.V. ("Playa N.V.") which are accounted for as an equity security with a readily determinable fair value as we do not have the ability to significantly influence the operations of the entity. The fair value of the common shares is classified as Level One in the fair value hierarchy as we are able to obtain market available pricing information. The remeasurement of our investment at fair value resulted in $81 million of unrealized losses and $6 million of unrealized gains for the three months ended March 31, 2020 and March 31, 2019, respectively, recognized in other income (loss), net on our condensed consolidated statements of income (loss) (see Note 19). We did not sell any shares of common stock during the three months ended March 31, 2020.
Other Investments
HTM Debt Securities—At March 31, 2020 and December 31, 2019, we held $62 million and $58 million, respectively, of investments in HTM debt securities, net of allowances, which are investments in third-party entities that own or are developing certain of our hotels and are recorded within other assets on our condensed consolidated balance sheets. The securities are mandatorily redeemable between 2020 and 2027. At March 31, 2020 our investments were net of allowances of $15 million. The carrying value of our investments approximates fair value. We estimated the fair value of our investments using internally developed discounted cash flow models based on current market inputs for similar types of arrangements. Based upon the lack of available market data, our investments are classified as Level Three within the fair value hierarchy. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.
Equity Securities Without a Readily Determinable Fair Value—At March 31, 2020 and December 31, 2019, we held $12 million and $7 million of investments in equity securities without a readily determinable fair value, which represent investments in entities where we do not have the ability to significantly influence the operations of the entity.
Fair Value—We measured the following financial assets at fair value on a recurring basis:

	March 31, 2020	Cash and cash equivalents	Short-term investments	Prepaids and other assets	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$509	$509	$—	$—	$—
Mutual funds	444	—	—	—	444
Common shares	21	—	—	—	21
Level Two - Significant Other Observable Inputs
Time deposits	45	—	41	—	4
U.S. government obligations	207	—	6	—	201
U.S. government agencies	42	—	3	—	39
Corporate debt securities	159	—	18	—	141
Mortgage-backed securities	24	—	—	—	24
Asset-backed securities	38	—	—	—	38
Municipal and provincial notes and bonds	5	—	—	—	5
Total	$1,494	$509	$68	$—	$917

	December 31, 2019	Cash and cash equivalents	Short-term investments	Prepaids and other assets	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$269	$269	$—	$—	$—
Mutual funds	502	—	—	—	502
Common shares	102	—	—	—	102
Level Two - Significant Other Observable Inputs
Time deposits	47	—	41	—	6
U.S. government obligations	202	—	4	31	167
U.S. government agencies	50	—	3	6	41
Corporate debt securities	161	—	20	18	123
Mortgage-backed securities	23	—	—	4	19
Asset-backed securities	39	—	—	6	33
Municipal and provincial notes and bonds	4	—	—	1	3
Total	$1,399	$269	$68	$66	$996

During the three months ended March 31, 2020 and March 31, 2019, there were no transfers between levels of the fair value hierarchy. We do not have non-financial assets or non-financial liabilities required to be measured at fair value on a recurring basis.
6.    FINANCING RECEIVABLES

	March 31, 2020	December 31, 2019
Unsecured financing to hotel owners	$134	$135
Less: allowance for losses	(99)	(100)
Total long-term financing receivables, net of allowances	$35	$35

Allowance for Losses—The following table summarizes the activity in our unsecured financing receivables allowance:

	2020	2019
Allowance at January 1	$100	$101
Provisions	2	2
Foreign currency exchange, net	(3)	—
Allowance at March 31	$99	$103

Credit Monitoring—Our unsecured financing receivables were as follows:

	March 31, 2020
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on non-accrual status
Loans	$34	$(1)	$33	$—
Impaired loans (1)	40	(40)	—	40
Total loans	74	(41)	33	40
Other financing arrangements	60	(58)	2	58
Total unsecured financing receivables	$134	$(99)	$35	$98
(1) The unpaid principal balance was $31 million and the average recorded loan balance was $42 million at March 31, 2020.

	December 31, 2019
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on non-accrual status
Loans	$33	$(1)	$32	$—
Impaired loans (2)	43	(43)	—	43
Total loans	76	(44)	32	43
Other financing arrangements	59	(56)	3	56
Total unsecured financing receivables	$135	$(100)	$35	$99
(2) The unpaid principal balance was $33 million and the average recorded loan balance was $46 million at December 31, 2019.
Fair Value—We estimated the fair value of financing receivables to be approximately $36 million at both March 31, 2020 and December 31, 2019. The fair values, which are classified as Level Three in the fair value hierarchy, are estimated using discounted future cash flow models. The principal inputs used are projected future cash flows and the discount rate, which is generally the effective interest rate of the loan.
7.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Land—During the three months ended March 31, 2019, we acquired $15 million of land through an asset acquisition from an unrelated third party to develop a hotel in Austin, Texas and subsequently sold the land and related construction in progress through an asset disposition during the year ended December 31, 2019.
Dispositions
Property Under Development—During the three months ended March 31, 2020, an unrelated third-party invested in certain of our subsidiaries that are developing a hotel, parking, and retail space in Philadelphia, Pennsylvania in exchange for a 60% ownership interest, resulting in the derecognition of the non-financial assets of the subsidiaries. As a result of the transaction, we received $72 million of proceeds, recorded our 40% ownership interest as an equity method investment, and recognized a $4 million pre-tax gain in gains on sales of real estate on our condensed consolidated statements of income (loss) during the three months ended March 31, 2020. Our $22 million equity method investment was recorded at fair value based upon the value contributed by our partner to the unconsolidated hospitality venture. As additional consideration, we received a $5 million investment in an equity security without a readily determinable fair value.
Building—During the three months ended March 31, 2020, we sold a building in Omaha, Nebraska for $6 million, net of closing costs and proration adjustments. In conjunction with the sale, we entered into a lease for a portion of the building and accounted for the transaction as a sale and leaseback and recorded a $4 million right-of-use asset and related lease liability on our condensed consolidated balance sheet at March 31, 2020. The sale resulted in a $4 million pre-tax gain which was recognized in gains on sales of real estate on our condensed consolidated statements of income (loss) during the three months ended March 31, 2020. The operating lease has a weighted-average remaining term of 9 years and a weighted-average discount rate of 3.25%. The lease includes an option to extend the lease term by 5 years.
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

However, we did not acquire the identified replacement property within the specified 180 day period, and the proceeds were released during the three months ended March 31, 2020.
8.    INTANGIBLES, NET

	March 31, 2020	Weighted- average useful lives in years	December 31, 2019
Management and franchise agreement intangibles	$363	18	$367
Brand and other indefinite-lived intangibles	144	—	144
Advanced booking intangibles	14	5	14
Other definite-lived intangibles	8	6	8
Intangibles	529		533
Less: accumulated amortization	(102)		(96)
Intangibles, net	$427		$437

	Three Months Ended March 31,
	2020	2019
Amortization expense	$7	$3

9.    OTHER ASSETS

	March 31, 2020	December 31, 2019
Management and franchise agreement assets constituting payments to customers (1)	$431	$423
Marketable securities held to fund the loyalty program (Note 5)	420	347
Marketable securities held to fund rabbi trusts (Note 5)	385	450
Marketable securities held for captive insurance companies (Note 5)	91	97
Long-term investments	74	65
Common shares of Playa N.V. (Note 5)	21	102
Other	104	104
Total other assets	$1,526	$1,588
(1) Includes cash consideration as well as other forms of consideration provided, such as debt repayment or performance guarantees.

10.    DEBT
Long-term debt, net of current maturities, was $1,602 million and $1,612 million at March 31, 2020 and December 31, 2019, respectively.
Revolving Credit Facility—During the three months ended March 31, 2020, we had $400 million of borrowings and $50 million of repayments on our revolving credit facility. The weighted-average interest rate on these borrowings was 1.66% at March 31, 2020. At March 31, 2020 and December 31, 2019, we had $350 million and $0 balance outstanding, respectively. At March 31, 2020, we had $1,149 million of borrowing capacity available under our revolving credit facility, net of letters of credit outstanding.
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

	March 31, 2020
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (1)	$1,965	$1,896	$—	$1,504	$392
(1) Excludes $10 million of finance lease obligations and $13 million of unamortized discounts and deferred financing fees.

	December 31, 2019
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (2)	$1,627	$1,740	$—	$1,680	$60
(2) Excludes $11 million of finance lease obligations and $15 million of unamortized discounts and deferred financing fees.
Interest Rate Locks—At March 31, 2020 and December 31, 2019, we had outstanding interest rate locks with $275 million in notional value and mandatory settlement dates of 2021. The interest rate locks hedge a portion of the risk of changes in the benchmark interest rate associated with long-term debt we anticipate issuing in the future. These outstanding derivative instruments are designated as cash flow hedges and deemed highly effective both at inception and at March 31, 2020.
During the three months ended March 31, 2020 and March 31, 2019, we recognized $34 million and $6 million of pre-tax losses in unrealized gains (losses) on derivative activity on our condensed consolidated statements of comprehensive income (loss). At March 31, 2020, we had $58 million recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets related to these instruments. At December 31, 2019, we had $24 million recorded in other long-term liabilities on our condensed consolidated balance sheets. We estimated the fair values of interest rate locks, which are classified as Level Two in the fair value hierarchy, using discounted cash flow models. The primary sensitivity in these models is based on forward and discount curves.
11.     OTHER LONG-TERM LIABILITIES

	March 31, 2020	December 31, 2019
Deferred compensation plans funded by rabbi trusts (Note 5)	$385	$450
Income taxes payable	164	147
Self-insurance liabilities (Note 13)	79	80
Deferred income taxes (Note 12)	45	47
Guarantee liabilities (Note 13)	42	46
Other	91	114
Total other long-term liabilities	$806	$884

12.    INCOME TAXES
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. The provisions include, but are not limited to, allowing net operating loss carrybacks, modifying the net interest deduction limitations, providing technical corrections to tax depreciation methods for qualified improvement property, allowing refundable payroll tax credits, and deferring employer social security deposits. Specifically, net operating losses incurred in 2020 may be carried back to each of the preceding five years to offset prior year taxable income generating a refund in future periods when the tax returns are filed, and the cash is received. We are in the process of evaluating the impact of each of the provisions to our business.
The effective income tax rates for the three months ended March 31, 2020 and March 31, 2019 were 25.4% and 23.5%, respectively. Our effective tax rate increased for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to U.S. net operating losses that will be benefited at the 35% tax rate in accordance with the terms of the CARES Act.
We are subject to audits by federal, state, and foreign tax authorities. We are currently under field exam by the Internal Revenue Service ("IRS") for tax years 2015 through 2017. U.S. tax years 2009 through 2011 are before the U.S. Tax Court concerning the tax treatment of the loyalty program. Additionally, U.S. tax years 2012 through 2014 are pending the outcome of the issue currently in U.S. Tax Court. If the IRS' position to include loyalty program contributions as taxable income to the Company is upheld, it would result in an income tax payment of $194 million (including $50 million of estimated interest, net of federal tax benefit) for all assessed years that would be partially offset by a deferred tax asset. As future tax benefits will be recognized at the reduced U.S. corporate income tax rate, $71 million of the payment and related interest would have an impact on the effective tax rate, if recognized. We believe we have an adequate uncertain tax liability recorded in connection with this matter.
13.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements.
Commitments—At March 31, 2020, we are committed, under certain conditions, to lend or provide certain consideration to, or invest in, various business ventures up to $295 million, net of any related letters of credit.
Performance Guarantees—Certain of our contractual agreements with third-party hotel owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. At March 31, 2020, the remaining maximum exposure under our performance guarantees was $194 million.
Our most significant performance guarantee relates to four managed hotels in France that we began managing in the second quarter of 2013 ("the four managed hotels in France"), which has a term of seven years and expires on April 30, 2020. This guarantee has a maximum cap but does not have an annual cap. At March 31, 2020, our remaining contractual maximum exposure was €115 million ($127 million using exchange rates at March 31, 2020). Of this amount, we recognized approximately $6 million of expense in April to fully settle our guarantee obligation which expired on April 30, 2020.
We had $36 million and $33 million of total net performance guarantee liabilities at March 31, 2020 and December 31, 2019, respectively, which included $9 million and $14 million recorded in other long-term liabilities and $27 million and $19 million recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets, respectively.

	The four managed hotels in France		Other performance guarantees		All performance guarantees
	2020	2019	2020	2019	2020	2019
Beginning balance, January 1	$20	$36	$13	$11	$33	$47
Initial guarantee obligation liability	—	—	—	1	—	1
Amortization of initial guarantee obligation liability into income	(4)	(4)	(1)	—	(5)	(4)
Performance guarantee expense, net	20	20	6	1	26	21
Net payments during the period	(15)	(16)	(3)	(3)	(18)	(19)
Ending balance, March 31	$21	$36	$15	$10	$36	$46

Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. At March 31, 2020 and December 31, 2019, there were no amounts recognized on our condensed consolidated balance sheets related to these performance test clauses.

Debt Repayment and Other Guarantees—We enter into various debt repayment and other guarantees in order to assist property owners and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms. Included within debt repayment and other guarantees are the following:

Property description	Maximum potential future payments	Maximum exposure net of recoverability from third parties	Other long-term liabilities recorded at March 31, 2020	Other long-term liabilities recorded at December 31, 2019	Year of guarantee expiration
Hotel properties in India (1)	$159	$159	$3	$5	2020
Hotel and residential properties in Brazil (2), (3)	90	38	3	3	various, through 2023
Hotel properties in Tennessee (2)	44	20	8	8	various, through 2023
Hotel property in Pennsylvania (2), (4)	32	11	2	—	various, through 2023
Hotel properties in California (2)	31	12	3	3	various, through 2021
Hotel property in Massachusetts (2), (4)	27	15	5	6	various, through 2022
Hotel properties in Georgia (2)	27	13	5	2	various, through 2024
Hotel property in Oregon (2), (4)	15	6	2	3	various, through 2022
Other (2), (3)	19	5	2	2	various, through 2022
Total	$444	$279	$33	$32

(1) Debt repayment guarantee is denominated in Indian rupees and translated using exchange rates at March 31, 2020. We have the contractual right to recover amounts funded from an unconsolidated hospitality venture, which is a related party. We expect our maximum exposure to be $80 million, taking into account our partner's 50% ownership interest in the unconsolidated hospitality venture. Under certain events or conditions, we have the right to force the sale of the properties in order to recover amounts funded.
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
(4) In conjunction with the debt repayment guarantees, we are subject to completion guarantees whereby the parties agree to substantially complete the construction of the project by a specified date. In the event of default, we are obligated to complete construction using the funds available from the outstanding loan. Any additional funds paid by us are subject to partial recovery in the form of cash. At March 31, 2020, the maximum potential future payments are $6 million, and the maximum exposure net of recoverability from third parties is insignificant.
At March 31, 2020, we are not aware of, nor have we received notification that hotel owners are not current on their debt service obligations where we have provided a debt repayment guarantee.
Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be $53 million and $62 million at March 31, 2020 and December 31, 2019, respectively. Based upon the lack of available market data, we have classified our guarantees as Level Three in the fair value hierarchy.
Insurance—We obtain commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property, cyber risk, and other miscellaneous coverages. A portion of the risk is retained on a self-insurance basis primarily through U.S.-based and licensed captive insurance companies that are wholly owned subsidiaries of Hyatt and generally insure our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Reserves for losses in our captive insurance companies to be paid within 12 months are $39 million and $41 million at March 31, 2020 and December 31, 2019, respectively, and are recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets. Reserves for losses in our captive insurance companies to be paid in future periods are $79 million and $80 million at March 31, 2020 and December 31, 2019, respectively, and are recorded in other long-term liabilities on our condensed consolidated balance sheets.

Collective Bargaining Agreements—At March 31, 2020, approximately 22% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between us and various unions. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety Bonds—Surety bonds issued on our behalf were $47 million at March 31, 2020 and primarily relate to workers' compensation, taxes, licenses, construction liens, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at March 31, 2020 were $254 million, which relate to our ongoing operations, hotel properties under development in the U.S., collateral for estimated insurance claims, and securitization of our performance under our debt repayment guarantees associated with the hotel properties in India and the residential property in Brazil, which are only called upon if we default on our guarantees. Of the letters of credit outstanding, $1 million reduces the available capacity under our revolving credit facility (see Note 10).
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
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, we have not recognized a liability in connection with this matter. At March 31, 2020, our maximum exposure is not expected to exceed $18 million.

14.    EQUITY
Accumulated Other Comprehensive Loss

	Balance at January 1, 2020	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at March 31, 2020
Foreign currency translation adjustments	$(183)	$(51)	$—	$(234)
Unrecognized gains on AFS debt securities	1	—	—	1
Unrecognized pension cost	(9)	—	—	(9)
Unrealized losses on derivative instruments	(18)	(25)	—	(43)
Accumulated other comprehensive loss	$(209)	$(76)	$—	$(285)

	Balance at January 1, 2019	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at March 31, 2019
Foreign currency translation adjustments	$(191)	$(6)	$—	$(197)
Unrecognized pension cost	(5)	—	—	(5)
Unrealized losses on derivative instruments	(4)	(4)	—	(8)
Accumulated other comprehensive loss	$(200)	$(10)	$—	$(210)

Share Repurchase—During 2019 and 2018 our board of directors authorized the repurchase of up to $750 million and $750 million, respectively, of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction, at prices we deem appropriate and subject to market conditions, applicable law, and other factors deemed relevant in our sole discretion. The common stock repurchase program applies to our Class A and Class B common stock. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time.
During the three months ended March 31, 2020, we repurchased 827,643 shares of common stock. The shares of common stock were repurchased at a weighted-average price of $84.08 per share for an aggregate purchase price of $69 million, excluding related insignificant expenses. The shares repurchased during the three months ended March 31, 2020 represented approximately 1% of our total shares of common stock outstanding at December 31, 2019.
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
The shares of Class A common stock repurchased on the open market were retired and returned to the status of authorized and unissued shares. At March 31, 2020, we had $928 million remaining under the share repurchase authorization.

Dividend—The following tables summarize dividends paid to Class A and Class B shareholders of record:

	Three Months Ended March 31,
	2020	2019
Class A common stock	$7	$7
Class B common stock	13	13
Total cash dividends paid	$20	$20

Date declared	Dividend per share amount for Class A and Class B	Date of record	Date paid
February 13, 2020	$0.20	February 26, 2020	March 9, 2020
February 13, 2019	$0.19	February 27, 2019	March 11, 2019

15.    STOCK-BASED COMPENSATION
As part of our Long-Term Incentive Plan ("LTIP"), we award Stock Appreciation Rights ("SARs"), Restricted Stock Units ("RSUs"), and Performance Share Units ("PSUs") to certain employees and non-employee directors. In addition, non-employee directors may elect to receive their annual fees and/or annual equity retainers in the form of shares of our Class A common stock. Compensation expense and unearned compensation presented below exclude amounts related to employees of our managed hotels and other employees whose payroll is reimbursed, as this expense has been and will continue to be reimbursed by our third-party hotel owners and is recognized within revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and costs incurred on behalf of managed and franchised properties on our condensed consolidated statements of income (loss). Stock-based compensation expense included in selling, general, and administrative expense on our condensed consolidated statements of income (loss) related to these awards was as follows:

	Three Months Ended March 31,
	2020	2019
SARs	$10	$10
RSUs	10	9
PSUs	(5)	1
Total	$15	$20

The three months ended March 31, 2020 includes a reversal of previously recognized stock-based compensation expense based on our current assessment of the expected achievement relative to the applicable performance targets related to certain PSU awards.
SARs—During the three months ended March 31, 2020, we granted 1,250,434 SARs to employees with a weighted-average grant date fair value of $8.88. During the three months ended March 31, 2019, we granted 643,989 SARs to employees with a weighted-average grant date fair value of $17.11.
RSUs—During the three months ended March 31, 2020, we granted 519,730 RSUs to employees with a weighted-average grant date fair value of $48.66. During the three months ended March 31, 2019, we granted 332,102 RSUs to employees with a weighted-average grant date fair value of $71.65.
PSUs—During the three months ended March 31, 2020 and March 31, 2019, we did not grant PSUs under our LTIP.
Our total unearned compensation for our stock-based compensation programs at March 31, 2020 was $3 million for SARs, $21 million for RSUs, and $3 million for PSUs, which will primarily be recognized in stock-based compensation expense over a weighted-average period of three years with respect to SARs and RSUs and two years with respect to PSUs.

16.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Legal Services—A partner in a law firm that provided services to us throughout the three months ended March 31, 2020 and March 31, 2019 is the brother-in-law of our Executive Chairman. We incurred $2 million and $1 million of legal fees with this firm during the three months ended March 31, 2020 and March 31, 2019, respectively. At March 31, 2020 and December 31, 2019, we had $2 million and insignificant amounts due to the law firm, respectively.
Equity Method Investments—We have equity method investments in entities that own properties for which we receive management or franchise fees. We recognized $3 million and $5 million of fees for the three months ended March 31, 2020 and March 31, 2019, respectively. In addition, in some cases we provide loans (see Note 6) or guarantees (see Note 13) to these entities. During each of the three months ended March 31, 2020 and March 31, 2019, we recognized $1 million of income related to these guarantees. At March 31, 2020 and December 31, 2019, we had $15 million and $17 million of receivables due from these properties, respectively. Our ownership interest in these unconsolidated hospitality ventures varies from 24% to 50%. See Note 5 for further details regarding these investments.
17.     SEGMENT INFORMATION
Our reportable segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker ("CODM") to assess performance and make decisions regarding the allocation of resources. Our CODM is our President and Chief Executive Officer. Effective January 1, 2020, we changed the strategic and operational oversight for our Miraval properties, which were previously evaluated as a distinct business by our CODM. The management fees from Miraval properties are now reported in the Americas management and franchising segment, and the operating results and financial position of underlying hotel results are now reported in our owned and leased hotels segment; the results of Miraval properties were previously reported in corporate and other. In addition, the license fees we receive from Hyatt Residence Club are now reported within our Americas management and franchising segment due to changes in the strategic oversight for these license agreements. The segment changes have been reflected retrospectively to the three months ended March 31, 2019. We define our reportable segments as follows:

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

•
Americas management and franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our portfolio of brands to franchisees located in the United States, Latin America, Canada, and the Caribbean as well as revenues from residential management operations. This segment's revenues also include the reimbursement of costs incurred on behalf of managed and franchised properties. These reimbursed costs relate primarily to payroll at managed properties where the Company is the employer, as well as costs associated with sales, reservations, technology, and marketing services (collectively, "system-wide services") and the loyalty program operated on behalf of owners of managed and franchised properties. The intersegment revenues relate to management fees earned from the Company's owned and leased hotels and are eliminated in consolidation.

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

Our CODM evaluates performance based on owned and leased hotels revenues, management, franchise, and other fees revenues, and Adjusted EBITDA. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define Adjusted EBITDA as net income (loss) attributable to Hyatt Hotels Corporation plus our pro rata share of unconsolidated owned and leased hospitality ventures Adjusted EBITDA based on our ownership percentage of each owned and leased venture, adjusted to exclude interest expense; benefit (provision) for income taxes; depreciation and amortization; amortization of management and franchise agreement assets constituting payments to customers ("Contra revenue"); revenues for the reimbursement of costs incurred on behalf of managed and franchised properties; costs incurred on behalf of managed and franchised properties; equity earnings (losses) from unconsolidated hospitality ventures; stock-based compensation expense; gains (losses) on sales of real estate; asset impairments; and other income (loss), net.

The table below shows summarized consolidated financial information by segment. Included within corporate and other are the results of Exhale, results related to our co-branded credit cards, and unallocated corporate expenses.

	Three Months Ended March 31,
	2020	2019
Owned and leased hotels
Owned and leased hotels revenues	$330	$477
Intersegment revenues (a)	7	7
Adjusted EBITDA	34	103
Depreciation and amortization	63	64
Americas management and franchising
Management, franchise, and other fees revenues	84	104
Contra revenue	(4)	(4)
Other revenues	27	36
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	484	548
Intersegment revenues (a)	10	17
Adjusted EBITDA	68	93
Depreciation and amortization	5	6
ASPAC management and franchising
Management, franchise, and other fees revenues	19	32
Contra revenue	(1)	—
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	27	24
Intersegment revenues (a)	—	—
Adjusted EBITDA	8	20
Depreciation and amortization	1	1
EAME/SW Asia management and franchising
Management, franchise, and other fees revenues	10	18
Contra revenue	(1)	(1)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	20	17
Intersegment revenues (a)	1	2
Adjusted EBITDA	1	10
Depreciation and amortization	—	—
Corporate and other
Revenues	14	15
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	2	1
Intersegment revenues (a)	—	—
Adjusted EBITDA	(27)	(40)
Depreciation and amortization	11	9
Eliminations
Revenues (a)	(18)	(26)
Adjusted EBITDA	2	1
TOTAL
Revenues	$993	$1,241
Adjusted EBITDA	86	187
Depreciation and amortization	80	80

(a)	Intersegment revenues are included in management, franchise, and other fees revenues, owned and leased hotels revenues, and other revenues and eliminated in Eliminations.

The table below provides a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to our consolidated Adjusted EBITDA:

	Three Months Ended March 31,
	2020	2019
Net income (loss) attributable to Hyatt Hotels Corporation	$(103)	$63
Interest expense	17	19
(Benefit) provision for income taxes	(35)	20
Depreciation and amortization	80	80
EBITDA	(41)	182
Contra revenue	6	5
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(533)	(590)
Costs incurred on behalf of managed and franchised properties	555	605
Equity losses from unconsolidated hospitality ventures	2	3
Stock-based compensation expense (Note 15)	15	20
Gains on sales of real estate (Note 7)	(8)	(1)
Asset impairments	3	3
Other (income) loss, net (Note 19)	81	(51)
Pro rata share of unconsolidated owned and leased hospitality ventures Adjusted EBITDA	6	11
Adjusted EBITDA	$86	$187

18.    EARNINGS (LOSSES) PER SHARE
The calculation of basic and diluted earnings (losses) per share, including a reconciliation of the numerator and denominator, are as follows:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income (loss)	$(103)	$63
Net income (loss) attributable to noncontrolling interests	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$(103)	$63
Denominator:
Basic weighted-average shares outstanding	101,402,348	105,976,163
Share-based compensation	—	1,543,020
Diluted weighted-average shares outstanding	101,402,348	107,519,183
Basic Earnings (Losses) Per Share:
Net income (loss)	$(1.02)	$0.60
Net income (loss) attributable to noncontrolling interests	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$(1.02)	$0.60
Diluted Earnings (Losses) Per Share:
Net income (loss)	$(1.02)	$0.59
Net income (loss) attributable to noncontrolling interests	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$(1.02)	$0.59

The computations of diluted net income (loss) per share for the three months ended March 31, 2020 and March 31, 2019 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Three Months Ended March 31,
	2020	2019
SARs	1,058,600	1,400
RSUs	470,500	200

19.    OTHER INCOME (LOSS), NET

	Three Months Ended March 31,
	2020	2019
Unrealized gains (losses), net (Note 5)	$(79)	$12
Performance guarantee expense, net (Note 13)	(26)	(21)
Release and amortization of debt repayment guarantee liability	—	17
Release of contingent consideration liability	—	25
Performance guarantee liability amortization (Note 13)	5	4
Depreciation recovery	6	6
Interest income (Note 5)	11	6
Other, net	2	2
Other income (loss), net	$(81)	$51

During the three months ended March 31, 2019, we released $25 million of contingent consideration liability for management agreements previously acquired in conjunction with Two Roads Hospitality LLC ("Two Roads") in which specific actions were not completed or payment was no longer probable.
During the three months ended March 31, 2019, we recognized a $15 million release of our debt repayment guarantee liability for a hotel property in Washington State as the debt was refinanced, and we are no longer guarantor.
20.    SUBSEQUENT EVENT
On April 21, 2020, we entered into a Second Amendment to the Second Amended and Restated Credit Agreement (the "Revolver Amendment"), which amends the Second Amended and Restated Credit Agreement. Terms of the Revolver Amendment include, but are not limited to, waivers on certain covenants and modifications to negative covenants and other terms, including the interest rate.
On April 21, 2020, we issued $450 million of 5.375% senior notes due 2025 (the "2025 Notes") and $450 million of 5.750% senior notes due 2030 (the "2030 Notes"). We received approximately $890 million, after deducting underwriting discounts and other offering expenses. In connection with the issuance of the 2030 Notes, we settled the outstanding interest rate locks with $275 million in notional value for $61 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, financial performance, prospects, or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance, or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would," and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the SEC, including our Annual Report on Form 10-K and our Current Report on Form 8-K filed on April 21, 2020; the short and longer-term effects of the COVID-19 pandemic, including on the demand for travel, transient and group business, and levels of consumer confidence; actions that governments, businesses, and individuals take in response to the COVID-19 pandemic or any future resurgence, including limiting or banning travel; the impact of the COVID-19 pandemic, and actions taken in response to the COVID-19 pandemic or any future resurgence, on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; the ability of third-party owners, franchisees, or hospitality venture partners to successfully navigate the impacts of the COVID-19 pandemic; the pace of recovery following the COVID-19 pandemic or any future resurgence; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; limited visibility with respect to future bookings; loss of key personnel; domestic and international political and geopolitical conditions, including political or civil unrest or changes in trade policy; hostilities, or fear of hostilities, including future terrorist attacks, that affect travel; travel-related accidents; natural or man-made disasters such as earthquakes, tsunamis, tornadoes, hurricanes, floods, wildfires, oil spills, nuclear incidents, and global outbreaks of pandemics or contagious diseases or fear of such outbreaks, such as the COVID-19 pandemic; our ability to successfully achieve certain levels of operating profits at hotels that have performance tests or guarantees in favor of our third-party owners; the impact of hotel renovations and redevelopments; risks associated with our capital allocation plans and common stock repurchase program and quarterly dividend, including a reduction in or elimination of repurchase activity or dividend payments; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through internet travel intermediaries; changes in the tastes and preferences of our customers; relationships with colleagues and labor unions and changes in labor laws; the financial condition of, and our relationships with, third-party property owners, franchisees, and hospitality venture partners; the possible inability of third-party owners, franchisees, or development partners to access capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions and the introduction of new brand concepts; the timing of acquisitions and dispositions, and our ability to successfully integrate completed acquisitions with existing operations; failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals); our ability to successfully execute on our strategy to expand our management and franchising business while at the same time reducing our real estate asset base within targeted timeframes and at expected values; declines in the value of our real estate assets; unforeseen terminations of our management or franchise agreements; changes in federal, state, local, or foreign tax law; increases in interest rates and operating costs; foreign exchange rate fluctuations or currency restructurings; lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access such markets; changes in the competitive environment in our industry, including as a result of the COVID-19 pandemic, industry consolidation, and the markets where we operate; our ability to successfully grow the World of Hyatt loyalty program; cyber incidents and information technology failures; outcomes of legal or administrative proceedings; and violations of regulations or laws related to our franchising business. These factors are not necessarily all of the important factors that could cause our actual results, performance, or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our business, financial condition, results of operations, or cash flows. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions, or changes in other factors affecting forward-looking statements, except to the extent required by applicable law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
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
At March 31, 2020, our worldwide hotel portfolio consisted of 924 full and select service hotels (223,474 rooms), including:

•	413 managed properties (126,251 rooms), all of which we operate under management and hotel services agreements with third-party property owners;

•	446 franchised properties (73,387 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	31 owned properties (13,534 rooms) (including 1 consolidated hospitality venture), 1 finance leased property (171 rooms), and 6 operating leased properties (2,086 rooms), all of which we manage; and

•	25 managed properties and 2 franchised properties owned or leased by unconsolidated hospitality ventures (8,045 rooms).
Our worldwide property portfolio also included:

•	8 all-inclusive resorts (3,153 rooms), all of which are owned by a third party in which we hold common shares and which operates the resorts under franchise agreements with us;

•	16 vacation ownership properties under the Hyatt Residence Club brand and operated by third parties;

•
36 residential properties, which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel; and

•	37 condominium ownership properties for which we provide services for the rental programs or homeowners associations (including 1 unconsolidated hospitality venture).
Our worldwide property portfolio also included branded spas and fitness studios, comprised of managed and leased locations. Additionally, through strategic relationships, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other tradenames or marks owned by such hotel or licensed by third parties.
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
Within corporate and other, we include the results of Exhale, results from our co-branded credit cards, and unallocated corporate expenses. See Part I, Item 1 "Financial Statements—Note 17 to the Condensed Consolidated Financial Statements" for further discussion of our segment structure, including changes that were effective January 1, 2020.
Overview of the Impact of the COVID-19 Pandemic
The global spread and unprecedented impact of the COVID-19 pandemic is complex and rapidly evolving and has resulted in significant disruption to our business, the lodging and hospitality industries, and the global economy. The pandemic has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement, gatherings of large numbers of people, and business operations such as travel bans, border closings, business closures, quarantines, shelter-in-place orders, and social distancing measures. As a result, the COVID-19 pandemic and its consequences have significantly reduced global travel and demand for hotel rooms and have had a material detrimental impact on global commercial activity across the travel, lodging, and hospitality industries, all of which has had, and is expected to continue to have, a material impact on our business, results of operations, and cash flows for the year ending December 31, 2020.
We do not expect a material improvement in results until business traveler and general consumer confidence related to risks associated with the COVID-19 pandemic improves and various governmental restrictions on travel and freedom of movement are lifted. Even after such restrictions are lifted and we are able to reopen hotels where operations are currently suspended, there remains considerable uncertainty as to the time it will take to see an increase in travel and demand for lodging and travel-related experiences.
We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state, and local public health authorities, and we may be required or elect to take additional actions based on their recommendations. Under these circumstances, there may be developments that require us to further adjust our operations.
Overview of Financial Results
For the quarter ended March 31, 2020, we reported a net loss attributable to Hyatt Hotels Corporation of $103 million, representing a $166 million decrease compared to the quarter ended March 31, 2019, primarily driven by the COVID-19 pandemic.
Consolidated revenues decreased $248 million or 19.9% ($244 million or 19.7%, excluding the impact of currency), during the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019. The decreases in management, franchise, and other fees, other revenues, and revenues for the reimbursement of costs incurred on behalf of managed and franchised properties of $33 million, $10 million, and $57 million, respectively, for the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019, were primarily driven by the impact of the COVID-19 pandemic. Owned and leased hotels revenues decreased $147 million primarily due to the impact of the COVID-19 pandemic on comparable owned and leased hotels and dispositions in 2019.
Across our portfolio of properties, we expect significant disruption during the second quarter with a level of recovery beginning in the third quarter. The pace of recovery is difficult to predict at this time and highly dependent on a variety of factors including corporate travel demand, consumer confidence regarding the safety of travel, and the global economic impact resulting from the pandemic.
At our owned and leased hotels and at our full and select service hotels in the Americas, we have seen cancellations concentrated in the first half of 2020. While cancellation activity has been modest for the second half of 2020, we anticipate cancellation activity to increase, especially for larger corporate meetings, as guest and customer booking behavior remains uncertain at this time. Cancellations for 2021 and beyond remain limited, and we continue to see long-term group bookings production; however, booking volumes began to decrease in April.
Our consolidated Adjusted EBITDA for the quarter ended March 31, 2020 decreased $101 million compared to the first quarter of 2019. See "—Segment Results" for further discussion. For the remainder of the year, we expect Adjusted EBITDA to be negatively impacted by the expected declines in revenues across our portfolio of properties and ongoing non-controllable fixed expenses at our owned and leased hotels. We anticipate this will be partially offset by favorability in Adjusted selling, general, and administrative expenses as a result of decreased payroll and related costs and the elimination of all non-essential spending. See "—Non-GAAP Measures" for an explanation of how we utilize Adjusted EBITDA, why we present it, and material limitations on its usefulness, as well as a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA.
During the quarter ended March 31, 2020, we returned $69 million of capital to our shareholders through share repurchases and $20 million through our quarterly dividend payment. We discontinued all share repurchase activity, effective March 3, 2020, and we also suspended all dividend payments. The suspension of share repurchases and dividend payments will continue through the first quarter of 2021. Furthermore, the terms of the Revolver Amendment restrict our ability to repurchase shares and pay dividends during this same period.
We expect to remain on track to successfully execute plans to sell approximately $1.5 billion of real estate by March 2022 as part of our capital strategy, and as of March 31, 2020, we have realized proceeds of over $950 million from the disposition of owned assets.
Hotel Chain Revenue per Available Room ("RevPAR") Statistics.

		RevPAR
		Three Months Ended March 31,
(Comparable locations)	Number of comparable hotels (1)	2020	vs. 2019 (in constant $)
System-wide hotels	816	$92	(28.1)%
Owned and leased hotels	37	$130	(25.8)%
Americas full service hotels	210	$115	(24.2)%
Americas select service hotels	382	$75	(22.9)%
ASPAC full service hotels	101	$70	(48.0)%
ASPAC select service hotels	20	$24	(47.5)%
EAME/SW Asia full service hotels	86	$88	(22.5)%
EAME/SW Asia select service hotels	17	$53	(12.7)%
(1) The number of comparable hotels presented above includes owned and leased hotels and hotels that have temporarily suspended operations due to the COVID-19 pandemic.
We started 2020 with RevPAR growth in the low single-digits in both comparable system-wide and owned and leased hotels, excluding our ASPAC region. February year-to-date system-wide results decreased approximately 4.8% entirely due to the impact of the COVID-19 pandemic in Greater China and other areas of Asia. Excluding the results of our ASPAC region, February year-to-date system-wide results increased 1.6%. With the global spread of the COVID-19 pandemic in March, we began to experience significant decreases in demand, with a system-wide RevPAR decrease of 66.6% in March. This system-wide RevPAR decrease reflects declines of 63.6% in the Americas, 77.8% in ASPAC, 69.3% in EAME/SW Asia, and 71.9% in our owned and leased portfolio in March.
The following table sets forth our comparable RevPAR performance by month for the three months ended March 31, 2020 compared to the same periods in the prior year:

	January 2020	February 2020	March 2020	Three Months Ended March 31, 2020
Owned and leased	1.7%	3.4%	(71.9)%	(25.8)%
Management and franchising:
Americas	2.0%	0.3%	(63.6)%	(23.8)%
ASPAC	(6.9)%	(56.8)%	(77.8)%	(48.0)%
EAME/SW Asia	10.5%	(2.5)%	(69.3)%	(21.9)%
System-wide	1.2%	(10.6)%	(66.6)%	(28.1)%
See "—Segment Results" for detailed discussion of RevPAR by segment.

Various parts of the world remain under strict quarantines and travel restrictions which have resulted in significant declines in occupancy with uncertainty surrounding near-term improvement. System-wide occupancy rates for the month ended April 30, 2020 are averaging approximately 15% for hotels that remain operational. At April 30, 2020, operations were suspended at approximately 35% of our system-wide hotels. Operations were suspended at 62% of our full service hotels and 19% of our select service hotels in the Americas, at 17% of our hotels in ASPAC, and at 58% of our hotels in EAME/SW Asia. Operations were suspended at 82% of our owned and leased hotels.
Comparable system-wide RevPAR has worsened in April, and we expect a material decrease in RevPAR for the second quarter of 2020.
Results of Operations
Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019
Discussion on Consolidated Results
For additional information regarding our consolidated results, please also refer to our condensed consolidated statements of income (loss) included in this quarterly report. Consolidated results were impacted significantly by the COVID-19 pandemic during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. See "—Segment Results" for further discussion.
The impact from our investments in marketable securities held to fund our deferred compensation plans through rabbi trusts was recorded on the various financial statement line items discussed below and had no impact on net income (loss). See "Net gains (losses) and interest income from marketable securities held to fund rabbi trusts" for the allocation of the impact to the various financial statement line items.
Owned and leased hotels revenues.

	Three Months Ended March 31,
	2020	2019	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$323	$418	$(95)	(22.8)%	$(2)
Non-comparable owned and leased hotels revenues	—	52	(52)	(99.4)%	(1)
Total owned and leased hotels revenues	$323	$470	$(147)	(31.2)%	$(3)

Owned and leased hotels revenues decreased during the three months ended March 31, 2020, compared to the same period in the prior year, driven by declines in comparable owned and leased hotels revenues due to the impact of the COVID-19 pandemic and the associated suspension of hotel operations at a number of hotels and non-comparable owned and leased hotels revenues related to dispositions. See "—Segment Results" for further discussion.

Management, franchise, and other fees revenues.

	Three Months Ended March 31,
	2020	2019	Better / (Worse)
Base management fees	$47	$63	$(16)	(24.4)%
Incentive management fees	8	34	(26)	(78.1)%
Franchise fees	27	32	(5)	(14.8)%
Management and franchise fees	82	129	(47)	(36.2)%
Other fees revenues	26	12	14	105.8%
Management, franchise, and other fees	$108	$141	$(33)	(23.6)%

	Three Months Ended March 31,
	2020	2019	Better / (Worse)
Management, franchise, and other fees	$108	$141	$(33)	(23.6)%
Contra revenue	(6)	(5)	(1)	(23.0)%
Net management, franchise, and other fees	$102	$136	$(34)	(25.4)%

The decrease in management and franchise fees for the three months ended March 31, 2020, compared to the same period in the prior year, was primarily driven by decreased demand and suspended hotel operations at a number of hotels as a result of the COVID-19 pandemic. The increase in other fees was primarily driven by license fees in the Americas and ASPAC management and franchising segments. See "—Segment Results" for further discussion.
Other revenues.   During the three months ended March 31, 2020, compared to the three months ended March 31, 2019, other revenues decreased $10 million primarily driven by the impact of the COVID-19 pandemic on our residential management operations.
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Three Months Ended March 31,
	2020	2019	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$533	$590	$(57)	(9.6)%
Less: rabbi trust impact	20	(13)	33	255.8%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$553	$577	$(24)	(4.1)%

Excluding the impact of rabbi trust, revenues for the reimbursement of costs incurred on behalf of managed and franchised properties decreased during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily driven by lower reimbursements for payroll and related costs due to the impact of the COVID-19 pandemic and the associated suspension of hotel operations at a number of hotels.

Owned and leased hotels expense.

	Three Months Ended March 31,
	2020	2019	Better / (Worse)
Comparable owned and leased hotels expense	$276	$313	$37	11.9%
Non-comparable owned and leased hotels expense	3	40	37	92.3%
Rabbi trust impact	(7)	4	11	260.0%
Total owned and leased hotels expense	$272	$357	$85	23.9%

Owned and leased hotels expense decreased during the three months ended March 31, 2020, compared to the same period in the prior year, driven primarily by declines in comparable owned and leased hotels expense due to the aforementioned suspension of hotel operations at a number of hotels and non-comparable owned and leased hotels expense related to dispositions. See "—Segment Results" for further discussion. The impact recognized from our employee benefit programs funded through rabbi trusts was driven by the performance of the underlying invested assets during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Other direct costs.   Other direct costs decreased $11 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily driven by a $6 million decrease in our residential management operations as a result of the COVID-19 pandemic and a $4 million decrease related to our co-branded credit card program.
Selling, general, and administrative expenses.

	Three Months Ended March 31,
	2020	2019	Change
Selling, general, and administrative expenses	$47	$128	$(81)	(63.2)%
Less: rabbi trust impact	41	(26)	67	258.0%
Less: stock-based compensation expense	(15)	(20)	5	21.0%
Adjusted selling, general, and administrative expenses	$73	$82	$(9)	(11.4)%

Adjusted selling, general, and administrative expenses exclude the impact of expenses related to deferred compensation plans funded through rabbi trusts and stock-based compensation expense. Adjusted selling, general, and administrative expenses, as we define it, is a non-GAAP measure. See "—Non-GAAP Measures" for further discussion of Adjusted selling, general, and administrative expenses.
Adjusted selling, general, and administrative expenses decreased during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, driven by an $8 million decrease in payroll and related costs as a result of the COVID-19 pandemic and $5 million of integration related costs in 2019 associated with the acquisition of Two Roads, partially offset by a $3 million increase in bad debt expense in 2020.
Costs incurred on behalf of managed and franchised properties.

	Three Months Ended March 31,
	2020	2019	Change
Costs incurred on behalf of managed and franchised properties	$555	$605	$(50)	(8.2)%
Less: rabbi trust impact	20	(13)	33	255.8%
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$575	$592	$(17)	(2.8)%

Excluding the impact of rabbi trust, costs incurred on behalf of managed and franchised properties decreased during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily driven by lower reimbursements for payroll and related costs due to the impact of the COVID-19 pandemic and the associated suspension of hotel operations at a number of hotels.
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Three Months Ended March 31,
	2020	2019	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$(41)	$26	$(67)	(258.0)%
Rabbi trust impact allocated to owned and leased hotels expense	(7)	4	(11)	(260.0)%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$(48)	$30	$(78)	(258.3)%

Net gains (losses) and interest income from marketable securities held to fund rabbi trusts decreased during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, driven by the performance of the underlying invested assets.

Gains on sales of real estate.   During the three months ended March 31, 2020, we recognized a $4 million pre-tax gain related to an unrelated third-party's investment in certain of our subsidiaries that are developing a hotel, parking, and retail space in Philadelphia, Pennsylvania and a $4 million pre-tax gain for the sale of a building in Omaha, Nebraska. See Part I, Item 1 "Financial Statements—Note 7 to the Condensed Consolidated Financial Statements" for additional information.
Other income (loss), net.   Other income (loss), net decreased $132 million during the three months ended March 31, 2020 compared to the same period in the prior year. See Part I, Item 1 "Financial Statements—Note 19 to the Condensed Consolidated Financial Statements" for additional information.
Benefit (provision) for income taxes.

	Three Months Ended March 31,
	2020	2019	Better / (Worse)
Income (loss) before income taxes	$(138)	$83	$(221)	(267.0)%
Benefit (provision) for income taxes	35	(20)	55	280.2%
Effective tax rate	25.4%	23.5%		(1.9)%

For the three months ended March 31, 2020, we recognized an income tax benefit of $35 million, compared to an income tax expense of $20 million for three months ended March 31, 2019. The income tax benefit for the three months ended March 31, 2020 is primarily due to net losses before income taxes. See Part I, Item 1 "Financial Statements—Note 12 to the Condensed Consolidated Financial Statements" for additional information.
Segment Results
As described in Part I, Item 1 "Financial Statements—Note 17 to the Condensed Consolidated Financial Statements," we evaluate segment operating performance using owned and leased hotels revenues, management, franchise, and other fees revenues, and Adjusted EBITDA, and amounts for the three months ended March 31, 2019 have been adjusted retrospectively for the change effective January 1, 2020.
Owned and leased hotels segment.
Revenues, comparable RevPAR, and Adjusted EBITDA decreased significantly during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily driven by the impact of the COVID-19 pandemic beginning in March 2020 at our full service hotels in the United States and certain international markets, resulting in decreased group and transient demand and the temporary suspension of hotel operations at a number of hotels. At March 31, 2020, 82% of our owned and leased hotels had temporarily suspended operations.

Owned and leased hotels segment revenues.

	Three Months Ended March 31,
	2020	2019	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$330	$425	$(95)	(22.4)%	$(2)
Non-comparable owned and leased hotels revenues	—	52	(52)	(99.4)%	(1)
Total segment revenues	$330	$477	$(147)	(30.7)%	$(3)

The $95 million decrease in comparable owned and leased hotels revenue includes a $12 million increase in revenues in January and February 2020, compared to the same months in the prior year, primarily driven by strong group and transient revenues in certain markets in the United States. The strong performance in the first two months of the quarter was offset by significant revenue declines in March as described above.
The decrease in non-comparable owned and leased hotels revenues for the three months ended March 31, 2020, compared to the same period in the prior year, was driven by the dispositions of Hyatt Regency Atlanta and Grand Hyatt Seoul in 2019.

	Three Months Ended March 31,
	RevPAR		Occupancy		ADR
	2020	vs. 2019 (in constant $)	2020	vs. 2019	2020	vs. 2019 (in constant $)
Comparable owned and leased hotels	$130	(25.8)%	55.3%	(18.8)% pts	$235	(0.5)%

The 25.8% decline in RevPAR at our comparable owned and leased hotels reflects a 1.7% and 3.4% RevPAR increase in January and February 2020, respectively, and a 71.9% decrease in March 2020 compared to the same months in the prior year. The increase in January and February 2020 was primarily driven by strong group business in the United States. The decrease beginning in March 2020 was driven by low occupancies at our full service hotels, primarily in the United States, as a result of low transient and group demand due to the impact of the COVID-19 pandemic.
During the three months ended March 31, 2020, no properties were removed from the comparable owned and leased hotels results.
Owned and leased hotels segment Adjusted EBITDA.

	Three Months Ended March 31,
	2020	2019	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$28	$92	$(64)	(69.3)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	6	11	(5)	(47.4)%
Segment Adjusted EBITDA	$34	$103	$(69)	(66.9)%

The decrease in Adjusted EBITDA was primarily driven by the aforementioned decrease in revenues during the three months ended March 31, 2020 compared to the same period in the prior year. Within Adjusted EBITDA, the decreases in revenues were partially offset by a $43 million decrease in comparable owned and leased hotels expense during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily driven by a reduction of payroll and related costs due to the temporary suspension of hotel operations at a number of hotels. Adjusted EBITDA at our non-comparable owned and leased hotels decreased $12 million driven by the aforementioned dispositions.

Americas management and franchising segment.
Revenues, full service and select service RevPAR, and Adjusted EBITDA decreased significantly during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, driven by the impact of the COVID-19 pandemic beginning in March 2020. At March 31, 2020, 49% of our Americas full service hotels and 9% of Americas select service hotels had temporarily suspended operations.
Americas management and franchising segment revenues.

	Three Months Ended March 31,
	2020	2019	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$84	$104	$(20)	(20.0)%
Contra revenue	(4)	(4)	—	(12.2)%
Other revenues	27	36	(9)	(25.0)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	484	548	(64)	(11.6)%
Total segment revenues	$591	$684	$(93)	(13.7)%

Management, franchise, and other fees include a $6 million increase in other fees driven by a license fee associated with an amended license agreement for Hyatt Residence Club and a $3 million increase in franchise fees primarily attributable to new and ramping hotels during January and February 2020 compared to the same months in the prior year. The strong performance in the first two months of the quarter was offset by revenue declines in March.
The decrease in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties was primarily driven by lower reimbursements for payroll and related costs due to suspension of hotel operations at a number of hotels, partially offset by an $11 million increase during January and February 2020, compared to the same months in the prior year, primarily driven by growth of our third-party owned managed and franchised portfolio. Additionally, the changes in the market value of the underlying invested assets for our benefit programs funded through rabbi trusts resulted in a $33 million decrease during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

	Three Months Ended March 31,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2020	vs. 2019 (in constant $)	2020	vs. 2019	2020	vs. 2019 (in constant $)
Americas Full Service	$115	(24.2)%	54.3%	(16.5)% pts	$212	(1.2)%
Americas Select Service	$75	(22.9)%	56.7%	(13.8)% pts	$133	(4.0)%

Comparable system-wide hotels RevPAR increased 2.0% and 0.3% in January and February 2020, respectively, and decreased 63.6% in March 2020 compared to the same months in the prior year.
The 24.2% RevPAR decrease at our comparable full service hotels reflects a 1.8% RevPAR increase in the first two months of the quarter offset by a 66.0% RevPAR decrease in March 2020 due to the COVID-19 pandemic compared to the same periods in the prior year. The RevPAR increase in January and February 2020 was due to strong group business in certain markets in the United States and the Caribbean.
Comparable select service RevPAR was flat in the first two months of the quarter and decreased 57.7% in March 2020, resulting in a 22.9% decrease in RevPAR for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

During the three months ended March 31, 2020, no properties were removed from the comparable Americas full service system-wide hotel results, and two properties were removed from the comparable Americas select service system-wide hotel results as one property left the chain and one property is undergoing a significant renovation.
Americas management and franchising segment Adjusted EBITDA.

	Three Months Ended March 31,
	2020	2019	Better / (Worse)
Segment Adjusted EBITDA	$68	$93	$(25)	(26.6)%

The decrease in Adjusted EBITDA was primarily driven by the aforementioned decrease in revenues during the three months ended March 31, 2020 compared to the same period in the prior year.
ASPAC management and franchising segment.
Revenues, full service and select service RevPAR, and Adjusted EBITDA decreased significantly during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, driven by the impact of the COVID-19 pandemic beginning in late January 2020, primarily in Greater China, and continuing in February 2020, primarily in Japan and South Korea, as hotels were operating with reduced occupancy rates due to lock downs, travel restrictions, and quarantine measures. During Greater China's peak of the pandemic in February, 30% of our full and select service hotels in Greater China and 18% of our full and select service hotels in ASPAC had temporarily suspended operations. Operations have resumed at many properties as travel restrictions were lifted and demand showed gradual improvement at the end of March 2020. At March 31, 2020, 12% of both our full and select service hotels in Greater China and in ASPAC had temporarily suspended operations.
ASPAC management and franchising segment revenues.

	Three Months Ended March 31,
	2020	2019	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$19	$32	$(13)	(40.6)%
Contra revenue	(1)	—	(1)	(23.5)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	27	24	3	13.3%
Total segment revenues	$45	$56	$(11)	(17.5)%

Management, franchise, and other fees includes an $8 million increase driven by license fees from the sale of branded residential ownership units during three months ended March 31, 2020 compared to the same period in the prior year
The increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during three months ended March 31, 2020, compared to the three months ended March 31, 2019, was driven by the overall growth of our third-party owned full and select service portfolio.

	Three Months Ended March 31,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2020	vs. 2019 (in constant $)	2020	vs. 2019	2020	vs. 2019 (in constant $)
ASPAC Full Service	$70	(48.0)%	36.3%	(31.5)% pts	$193	(3.1)%
ASPAC Select Service	$24	(47.5)%	30.6%	(26.4)% pts	$79	(2.3)%

Comparable system-wide hotels RevPAR decreased 6.9%, 56.8%, and 77.8% in January, February, and March 2020, respectively, compared to the same months in the prior year. The decrease in comparable full service RevPAR during the three months ended March 31, 2020, compared to the same period in the prior year, was primarily driven by decreased inbound travel to the region and low transient demand, primarily in Greater China, as a result of the COVID-19 pandemic.
Occupancy levels in Greater China, where the impacts of the COVID-19 pandemic were first reported, have shown gradual improvement over the past few weeks as quarantines and travel restrictions have lifted, with occupancy approaching 25% at the end of April, recovering from a low of mid-single digits in mid-February. There is currently one hotel where operations are suspended in Greater China, compared to 26 hotels at the peak of the crisis during February. The increase in demand is primarily driven by leisure travel.
During the three months ended March 31, 2020, no properties were removed from the comparable ASPAC full service system-wide hotel results, and one property that left the chain was removed from the comparable ASPAC select service system-wide hotel results.
ASPAC management and franchising segment Adjusted EBITDA.

	Three Months Ended March 31,
	2020	2019	Better / (Worse)
Segment Adjusted EBITDA	$8	$20	$(12)	(58.5)%

The decrease in Adjusted EBITDA was primarily driven by the aforementioned decrease in revenues during the three months ended March 31, 2020 compared to the same period in the prior year.
EAME/SW Asia management and franchising segment.
Revenues, full service and select service RevPAR, and Adjusted EBITDA decreased significantly during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, driven by the impact of the COVID-19 pandemic beginning in March 2020 as hotels began to temporarily suspend operations. At March 31, 2020, 48% of our EAME/SW Asia full and select service hotels had temporarily suspended operations.
EAME/SW Asia management and franchising segment revenues.

	Three Months Ended March 31,
	2020	2019	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$10	$18	$(8)	(43.0)%
Contra revenue	(1)	(1)	—	(55.0)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	20	17	3	21.7%
Total segment revenues	$29	$34	$(5)	(14.6)%

The decrease in management, franchise, and other fees during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was driven by the COVID-19 pandemic.
The increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during three months ended March 31, 2020, compared to the three months ended March 31, 2019, was driven by the overall growth of our third-party owned full and select service portfolio.

	Three Months Ended March 31,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2020	vs. 2019 (in constant $)	2020	vs. 2019	2020	vs. 2019 (in constant $)
EAME/SW Asia Full Service	$88	(22.5)%	51.3%	(13.5)% pts	$172	(2.0)%
EAME/SW Asia Select Service	$53	(12.7)%	58.2%	(8.0)% pts	$90	(0.7)%

Comparable system-wide hotels RevPAR increased 10.5% in January 2020, compared to January 2019, and decreased 2.5% and 69.3% in February and March 2020, respectively, compared to the same months in the prior year.
The 22.5% RevPAR decrease at our comparable full service hotels reflects a 3.6% RevPAR increase in the first two months of the quarter offset by a 70.3% RevPAR decrease in March 2020 due to the COVID-19 pandemic compared to the same period in the prior year. The RevPAR increase in January and February 2020 was due to increased transient demand and ADR in markets in Western Europe.
During the three months ended March 31, 2020, no properties were removed from the comparable EAME/SW Asia full and select service system-wide hotel results.
EAME/SW Asia management and franchising segment Adjusted EBITDA.

	Three Months Ended March 31,
	2020	2019	Better / (Worse)
Segment Adjusted EBITDA	$1	$10	$(9)	(91.2)%

The decrease in Adjusted EBITDA was primarily driven by the aforementioned decrease in revenues during the three months ended March 31, 2020 compared to the same period in the prior year.
Corporate and other.

	Three Months Ended March 31,
	2020	2019	Better / (Worse)
Revenues	$14	$15	$(1)	(4.1)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	2	1	1	6.1%
Adjusted EBITDA	(27)	(40)	13	30.6%

Adjusted EBITDA increased during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to $5 million of integration related costs in 2019 associated with the acquisition of Two Roads, a $4 million decrease of expenses related to our co-branded credit card program, and a $4 million reduction in payroll and related costs.

Non-GAAP Measures
Adjusted Earnings Before Interest Expense, Taxes, Depreciation, and Amortization ("Adjusted EBITDA") and EBITDA
We use the terms Adjusted EBITDA and EBITDA throughout this quarterly report. Adjusted EBITDA and EBITDA, as we define them, are non-GAAP measures. We define consolidated Adjusted EBITDA as net income (loss) attributable to Hyatt Hotels Corporation plus our pro rata share of unconsolidated owned and leased hospitality ventures Adjusted EBITDA based on our ownership percentage of each owned and leased venture, adjusted to exclude the following items:

•	interest expense;

•	benefit (provision) for income taxes;

•	depreciation and amortization;

•	amortization of management and franchise agreement assets constituting payments to customers ("Contra revenue");

•	revenues for the reimbursement of costs incurred on behalf of managed and franchised properties;

•	costs incurred on behalf of managed and franchised properties;

•	equity earnings (losses) from unconsolidated hospitality ventures;

•	stock-based compensation expense;

•	gains (losses) on sales of real estate;

•	asset impairments; and

•	other income (loss), net.
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
Adjusted EBITDA and EBITDA are not substitutes for net income (loss) attributable to Hyatt Hotels Corporation, net income (loss), or any other measure prescribed by GAAP. There are limitations to using non-GAAP measures such as Adjusted EBITDA and EBITDA. Although we believe that Adjusted EBITDA can make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, Adjusted EBITDA should not be considered as a measure of the income generated by our business. Our management compensates for these limitations by reference to our GAAP results and using Adjusted EBITDA supplementally. See our condensed consolidated statements of income (loss) in our condensed consolidated financial statements included elsewhere in this quarterly report.
See below for a reconciliation of net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA.
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
Comparable hotels
"Comparable system-wide hotels" represents all properties we manage or franchise (including owned and leased properties) and that are operated for the entirety of the periods being compared and that have not sustained substantial damage, business interruption, or undergone large scale renovations during the periods being compared or for which comparable results are not available. Hotels that have temporarily suspended operations due to the COVID-19 pandemic are included in our definition of comparable system-wide hotels. We may use variations of comparable system-wide hotels to specifically refer to comparable system-wide Americas full service or select service hotels for those properties that we manage or franchise within the Americas management and franchising segment, comparable system-wide ASPAC full service or select service hotels for those properties we manage or franchise within the ASPAC management and franchising segment, or comparable system-wide EAME SW Asia full service or select service hotels for those properties that we manage or franchise within the EAME/SW Asia management and franchising segment. "Comparable owned and leased hotels" represents all properties we own or lease and that are operated and consolidated for the entirety of the periods being compared and have not sustained substantial damage, business interruption, or undergone large scale renovations during the periods being compared or for which comparable results are not available. Hotels that have temporarily suspended operations due to the COVID-19 pandemic are included in our definition of comparable owned and leased hotels. Comparable system-wide hotels and comparable owned and leased hotels are commonly used as a basis of measurement in our industry. "Non-comparable system-wide hotels" or "non-comparable owned and leased hotels" represent all hotels that do not meet the respective definition of "comparable" as defined above.
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

The charts below illustrate Adjusted EBITDA by segment.
*Consolidated Adjusted EBITDA for the three months ended March 31, 2020 included eliminations of $2 million and corporate and other Adjusted EBITDA of $(27) million.
**Consolidated Adjusted EBITDA for the three months ended March 31, 2019 included eliminations of $1 million and corporate and other Adjusted EBITDA of $(40) million.
***Adjusted EBITDA percentages for the three months ended March 31, 2019 have been adjusted for changes within the segments effective January 1, 2020. See Part I, Item 1 "Financial Statements—Note 17 to the Condensed Consolidated Financial Statements" for additional information.

The table below provides a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA:

	Three Months Ended March 31,
	2020	2019	Change
Net income (loss) attributable to Hyatt Hotels Corporation	$(103)	$63	$(166)	(262.8)%
Interest expense	17	19	(2)	(8.7)%
(Benefit) provision for income taxes	(35)	20	(55)	(280.2)%
Depreciation and amortization	80	80	—	(0.1)%
EBITDA	(41)	182	(223)	(122.3)%
Contra revenue	6	5	1	23.0%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(533)	(590)	57	9.6%
Costs incurred on behalf of managed and franchised properties	555	605	(50)	(8.2)%
Equity losses from unconsolidated hospitality ventures	2	3	(1)	(40.6)%
Stock-based compensation expense	15	20	(5)	(21.0)%
Gains on sales of real estate	(8)	(1)	(7)	(794.5)%
Asset impairments	3	3	—	(16.7)%
Other (income) loss, net	81	(51)	132	258.4%
Pro rata share of unconsolidated owned and leased hospitality ventures Adjusted EBITDA	6	11	(5)	(47.4)%
Adjusted EBITDA	$86	$187	$(101)	(54.3)%

Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments, and cash generated from our operations. As part of our business strategy, we use net proceeds from dispositions to support our acquisitions and new investment opportunities as well as return capital to our shareholders when appropriate. If we deem necessary, we borrow cash under our revolving credit facility or from other third-party sources and may also raise funds by issuing debt or equity securities. We maintain a cash investment policy that emphasizes preservation of capital.
The COVID-19 pandemic and related travel restrictions and other containment efforts have had a significant impact on the travel industry and, as a result, on our business, results of operations, and cash flows. Given the uncertainty and dynamic nature of the situation, we cannot currently estimate the ultimate financial impact of the COVID-19 pandemic and have therefore taken significant actions to manage operating expenses and cash flows consistent with business needs and demand levels. Those actions include (i) the reduction of capital expenditures; (ii) the reduction of selling, general, and administrative expenses; (iii) the reduction of a significant portion of owned and leased hotels expenses; (iv) the reduction of costs incurred on behalf of our third-party owners; and (v) the suspension of our quarterly dividend and all share repurchases.
In addition, on April 21, 2020, we entered into the Revolver Amendment and issued the 2025 Notes and the 2030 Notes. See our Current Reports on Form 8-K filed with the SEC on April 21, 2020 and April 24, 2020, respectively, for more information related to our revolving credit facility amendment and notes offering. Based on these actions, we believe that our cash position, short-term investments, and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives for the foreseeable future. We believe we have adequate existing liquidity to fund our operations for at least the next 30 months assuming no improvement in operating conditions.

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
Recent Transactions Affecting our Liquidity and Capital Resources
During the three months ended March 31, 2020 and March 31, 2019, various transactions impacted our liquidity. See "—Sources and Uses of Cash."
Sources and Uses of Cash

	Three Months Ended March 31,
	2020	2019
Cash provided by (used in):
Operating activities	$(100)	$13
Investing activities	13	(39)
Financing activities	253	(5)
Effect of exchange rate changes on cash	3	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$169	$(31)
Cash Flows from Operating Activities
Cash provided by (used in) operating activities decreased by $113 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was primarily due to a decline in performance in our management and franchising and owned and leased hotels segments which were negatively impacted by the COVID-19 pandemic in 2020 and higher tax payments in 2020 driven by a transaction in 2019.
Cash Flows from Investing Activities
During the three months ended March 31, 2020:

•	We received $72 million of proceeds related to the disposition of a 60% ownership interest in certain subsidiaries that are developing a hotel, parking, and retail space in Philadelphia, Pennsylvania.

•	We received $6 million of proceeds from the sale of a building in Omaha, Nebraska.

•	We invested $55 million in capital expenditures (see "—Capital Expenditures").
During the three months ended March 31, 2019:

•	We invested $66 million in capital expenditures (see "—Capital Expenditures").

•	We acquired land for $15 million from an unrelated third party.

•	We received $56 million of net proceeds from the sale of marketable securities and short-term investments.
Cash Flows from Financing Activities
During the three months ended March 31, 2020:

•	We repurchased 827,643 shares of Class A common stock for an aggregate purchase price of $69 million.

•	We paid a quarterly $0.20 per share cash dividend on Class A and Class B common stock totaling $20 million.

•	We borrowed $400 million and repaid $50 million on our revolving credit facility.
During the three months ended March 31, 2019:

•	We repurchased 1,452,858 shares of Class A common stock for an aggregate purchase price of $102 million.

•	We paid a quarterly $0.19 per share cash dividend on Class A and Class B common stock totaling $20 million.

•	We borrowed $120 million on our revolving credit facility.
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

	March 31, 2020	December 31, 2019
Consolidated debt (1)	$1,962	$1,623
Stockholders' equity	3,705	3,962
Total capital	5,667	5,585
Total debt to total capital	34.6%	29.1%
Consolidated debt (1)	1,962	1,623
Less: cash and cash equivalents and short-term investments	(1,262)	(961)
Net consolidated debt	$700	$662
Net debt to total capital	12.4%	11.9%
(1) Excludes approximately $596 million and $572 million of our share of unconsolidated hospitality venture indebtedness at March 31, 2020 and December 31, 2019, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements.
Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance and technology, enhancements to existing properties, and investment in new properties under development or recently opened. We have been, and will continue to be, prudent with respect to our capital spending, taking into account our cash flow from operations. In 2020, we plan to reduce discretionary capital expenditures as a result of the COVID-19 pandemic.

	Three Months Ended March 31,
	2020	2019
Maintenance and technology	$13	$13
Enhancements to existing properties	27	31
Investment in new properties under development or recently opened	15	22
Total capital expenditures	$55	$66
The decrease in investment in new properties under development or recently opened is primarily driven by a decrease in renovation spend at a Miraval property in 2020.
Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes at March 31, 2020, as described in Part I, Item 1 "Financial Statements—Note 10 to the Condensed Consolidated Financial Statements." Interest on the Senior Notes is payable semi-annually.

Principal amount
2021 Notes	$250
2023 Notes	350
2026 Notes	400
2028 Notes	400
Total Senior Notes	$1,400
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at March 31, 2020.

On April 21, 2020, we issued the 2025 Notes and the 2030 Notes. See Part I, Item 1 "Financial Statements—Note 20 to the Condensed Consolidated Financial Statements" and our Current Reports on Form 8-K filed with the SEC on April 21, 2020 and April 24, 2020, respectively, for more information related to our Notes offering.
Revolving Credit Facility
The revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper backup and permitted investments and acquisitions. We had $350 million and $0 balance outstanding on our revolving credit facility at March 31, 2020 and December 31, 2019, respectively. See Part I, Item 1 "Financial Statements—Note 10 to the Condensed Consolidated Financial Statements."
We are in compliance with all applicable covenants under the revolving credit facility at March 31, 2020.
On April 21, 2020, we entered into the Revolver Amendment. See Part I, Item 1 "Financial Statements—Note 20 to the Condensed Consolidated Financial Statements" and our Current Report on Form 8-K filed with the SEC on April 21, 2020 for more information related to the Revolver Amendment.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $253 million and $263 million in letters of credit issued directly with financial institutions outstanding at March 31, 2020 and December 31, 2019, respectively. These letters of credit had weighted-average fees of approximately 99 basis points and a range of maturity of up to approximately two years at March 31, 2020.
Critical Accounting Policies and Estimates
Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have disclosed those estimates that we believe are critical and require the use of complex judgment in their application in our 2019 Form 10-K, with additional considerations below.
Loyalty Program Future Redemption Obligation
We utilize an actuary to assist with the valuation of the deferred revenue liability related to the loyalty program. As a result of the impact of the COVID-19 pandemic, we revised our estimate of the anticipated timing of our future point redemptions over the next 12 months, which resulted in a $116 million reclassification of our deferred revenue liability related to the loyalty program from current to long-term at March 31, 2020.
Goodwill and Indefinite-Lived Intangible Assets
Historically, changes in estimates used in our goodwill and indefinite-lived intangible asset valuations have not resulted in material impairment charges in subsequent periods. However, the extent, duration, and magnitude of the COVID-19 pandemic will depend on factors such as the impact of the pandemic on global and regional economies, travel, and economic activity, as well as actions taken by governments, businesses, and individuals in response to the pandemic or any resurgence. Future impacts of the COVID-19 pandemic are highly uncertain and difficult to predict, but they may change the estimates and assumptions used in our goodwill valuations, which could result in future impairment charges. At March 31, 2020, a 10% decline in the underlying cash flows or a 1% increase in the discount rates or terminal capitalization rates could reduce the fair value of two of our goodwill reporting units below the carrying value which could result in future impairment charges of up to $38 million. One reporting unit has a carrying value of $200 million, inclusive of goodwill of $17 million, and the other reporting unit has a carrying value of $400 million, inclusive of goodwill of $21 million. For all other goodwill reporting units, a 10% decline in the underlying cash flows or a 1% increase in the discount rates or terminal capitalization rates at March 31, 2020 would not result in an impairment of the goodwill as we have sufficient coverage in excess of our carrying value.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At March 31, 2020, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
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
At March 31, 2020, we had outstanding interest rate locks that hedge a portion of the risk of changes in the benchmark interest rate associated with long-term debt we anticipate issuing in the future. On April 21, 2020, we settled the outstanding interest rate locks upon issuance of the 2030 Notes. See Part I, Item 1 "Financial Statements—Note 10 to the Condensed Consolidated Financial Statements" and Part I, Item 1 "Financial Statements—Note 20 to the Condensed Consolidated Financial Statements" for further discussion. At March 31, 2020 and December 31, 2019, we did not hold any interest rate swap contracts.
The following table sets forth the contractual maturities and the total fair values at March 31, 2020 for our financial instruments materially affected by interest rate risk:

	Maturities by Period
	2020	2021	2022	2023	2024	Thereafter	Total carrying amount (1)	Total fair value
Fixed-rate debt	$5	$255	$5	$355	$6	$952	$1,578	$1,504
Average interest rate (2)							4.51%
Floating-rate debt (3)	$353	$4	$4	$3	$3	$20	$387	$392
Average interest rate (2)							2.22%
(1) Excludes $10 million of finance lease obligations and $13 million of unamortized discounts and deferred financing fees.
(2) Average interest rate at March 31, 2020.
(3) Includes Grand Hyatt Rio de Janeiro construction loan which had a 7.54% interest rate at March 31, 2020.
Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. The U.S. dollar equivalents of the notional amounts of the outstanding forward contracts, the majority of which relate to intercompany transactions, with terms of less than one year, were $163 million and $194 million at March 31, 2020 and December 31, 2019, respectively.
We intend to offset the gains and losses related to our third-party debt and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income (loss). Our exposure to market risk has not materially changed from what we previously disclosed in our 2019 Form 10-K.
For the three months ended March 31, 2020 and March 31, 2019, the effects of these derivative instruments resulted in net gains of $8 million and $1 million, respectively, recognized in other income (loss), net on our condensed consolidated statements of income (loss). We offset the gains and losses on our foreign currency forward contracts with gains and losses related to our intercompany loans and transactions, such that there is a negligible effect to net income (loss).

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
Item 1A. Risk Factors.
We are supplementing the risk factors described under the section titled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 with the following risk factor.
The global COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on the travel industry generally and, as a result, on our business and results of operations, and these impacts may persist for an extended period of time or become more pronounced over time.
The global spread and unprecedented impact of COVID-19 is complex and rapidly evolving and has resulted in significant disruption and additional risks to our business, the lodging, hospitality, and travel industries, and the global economy. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 pandemic has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement, gatherings of large numbers of people, and business operations such as travel bans, border closings, business closures, quarantines, shelter-in-place orders, and social distancing measures. As a result, the COVID-19 pandemic and its consequences have significantly reduced global travel and demand for hotel rooms and have had a material detrimental impact on global commercial activity across the lodging, hospitality, and travel industries, all of which has had, and is expected to continue to have, a material adverse impact on our business, operations, and financial results.
The extent, duration, and magnitude of the COVID-19 pandemic's effects will depend on future developments, all of which are highly uncertain and difficult to predict, including, but not limited to, the impact of the pandemic on global and regional economies, travel, and economic activity, as well as actions taken by governments, businesses, and individuals in response to the pandemic or any future resurgence. These developments include the impact of the COVID-19 pandemic on unemployment rates and consumer discretionary spending; the demand for travel and transient and group business; levels of consumer confidence; the ability of our third-party owners, franchisees, or hospitality venture partners to successfully navigate the impacts; and the post pandemic pace of recovery.
The COVID-19 pandemic has subjected our business, operations, and financial condition to a number of significant risks:

•
Revenues and Expenses: With the global spread of COVID-19 beginning in March 2020, we began to experience significant decreases in demand and system-wide RevPAR beyond our Greater China properties where the negative impacts first originated. The effects of the pandemic have materially adversely affected, and we expect will continue to materially adversely affect, the revenues and profitability of our owned and leased properties, and revenues may be insufficient to offset certain fixed costs, such as insurance and property taxes. In addition, uncertain or fluctuating real estate valuations and the inability for third party purchasers to obtain capital may prevent us from selling properties on acceptable terms or prevent us from selling properties within our previously announced timeframe.

In addition, the amount of management and franchise fee revenues we are able to generate from our managed and franchised properties has been materially adversely affected, and we expect will continue to be materially adversely affected by the COVID-19 pandemic. The economic impact of the pandemic has also made it difficult for certain third-party owners or franchisees to meet working capital needs, and could make it difficult for them to service debt obligations or obtain financing on favorable terms, or at all, which could have a significant impact on the overall level, cost, and pace of our future development and, therefore, our ability to increase revenue. The impact of the pandemic could cause third-party owners or franchisees to declare bankruptcy or cause their lenders to declare a default, accelerate the related debt or foreclose on the property. Such bankruptcies, sales or foreclosures could, in some cases, result in the termination of our management or franchise agreements and impact our anticipated income and cash flows. Additionally, third-party owners or franchisees may be unable or unwilling to pay us amounts that we are entitled to receive on a timely basis or at all, which would adversely affect our revenues and liquidity.
The COVID-19 pandemic could also cause us to incur additional expenses. For example, as a result of the pandemic and resulting deterioration in hotel operating performance, we may be required to fund shortfalls in operating profit under performance tests or guarantees we have entered into in favor of some third-party owners. Moreover, our third-party owners and franchisees could fail to reimburse us for any payments we may be required to make to third-party lenders to whom we made financial guarantees for the timely repayment of all or a portion of the third-party owners' or franchisees' debt related to hotels that we manage or franchise. We may find it necessary or in the interest of our business to provide financial or other types of support to certain of these parties, which could materially increase our expenses and affect cash flows. While governments have and may continue to implement various stimulus and relief programs, it is uncertain whether and to what extent we or our third-party owners or franchisees will be eligible to participate in such programs, whether conditions or restrictions imposed under such programs will be acceptable, and whether such programs will be effective in avoiding or significantly mitigating the financial impacts of the COVID-19 pandemic. Further, we may incur additional costs related to severance payments in the event our workforce is reduced. Even after the COVID-19 pandemic subsides, we could experience a longer-term impact on our costs, including the need for enhanced health and hygiene or social distancing requirements in one or more regions in attempts to counteract future outbreaks or a resurgence of the pandemic.

•
Operations: In response to the significant decline in demand for hotels across our system, we have taken actions and continue to evaluate spending to manage operating expenses and enhance our financial resources. These actions include furloughing a substantial number of our colleagues, implementing reduced work weeks and pay for other colleagues across our global regions, eliminating non-essential spending and corporate initiatives, and reducing costs related to certain system-wide expenses we incur on behalf of third-party owners related to marketing, sales, reservations, and technology. We have received and we may also receive additional demands or requests from labor unions that represent our colleagues, whether in the course of our periodic renegotiation of our collective bargaining agreements or otherwise, for additional compensation, healthcare benefits, or other terms that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our mitigation plans. Some actions we have taken, or that we may take in the future, to reduce costs for us or our third-party owners or franchisees may negatively impact guest loyalty, owner preference, or our ability to attract and retain colleagues, and our reputation and market share may suffer as a result. Further, once the effects of the pandemic subside, we expect the recovery period could be extended and we expect that certain operational changes, particularly with respect to enhanced health and safety measures, will be necessary and could increase our ongoing costs.

•
Financial Condition and Indebtedness: As we manage through the effects of the pandemic, our level of indebtedness may increase substantially. On April 21, 2020, we entered into the Revolver Amendment and issued the 2025 Notes and the 2030 Notes to enhance our liquidity profile and cash position in response to the COVID-19 pandemic. A default under our revolving credit facility would enable the lenders to terminate their commitments thereunder and could trigger a cross-default, acceleration, or other consequences under our other indebtedness or financial instruments. There is no guarantee that debt financings will be available in the future to fund our obligations or will be available on terms consistent with our expectations. We also expect the impact of the COVID-19 pandemic on the financial markets could adversely affect our ability to raise equity financing. Changes in the credit ratings of our debt, including our revolving credit facility and the notes, could have an adverse impact on our interest expense. As a result of the general economic uncertainty and the impact of the COVID-19 pandemic, some credit agencies have downgraded our credit ratings. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our credit rating levels, our industry, or our company, our access to capital and the cost of debt financing would be negatively impacted.

•
Growth: Our plans for growth could be negatively impacted by the COVID-19 pandemic. The current environment could result in difficulties for hotel owners and franchisees to obtain commercially viable financing. The commitments of owners and developers with whom we have agreements are subject to numerous conditions, and the eventual development and completion of construction of our pipeline properties is subject to numerous risks, including, in certain cases, obtaining adequate financing. In addition, we are experiencing construction delays as a result of business activity restrictions and supply chain interruptions. As a result, our current development pipeline may not be completed and developed into new hotels and those hotels may not open when anticipated, which will impact our net rooms growth. Further, our development pipeline may not grow at the same rate as in the past, and properties in our existing system-wide inventory may exit as a result of the COVID-19 pandemic, which would also negatively impact our net rooms growth. In addition, if we cannot access the capital we need to fund our operations or implement our growth strategy, we may need to postpone or cancel planned renovations or developments, which could impair our ability to compete effectively and harm our business.

•
Capital Markets Impact: The global stock markets have experienced, and may continue to experience, significant volatility as a result of the COVID-19 pandemic, and the price of our common stock has been volatile and has decreased significantly in recent months. The COVID-19 pandemic and the significant uncertainties it has caused for the global economy, business activity, and business confidence have had, and are likely to continue to have, a significant effect on the market price of securities generally, including our securities. In addition, certain debt covenants restrict our ability to make dividend payments to shareholders or engage in share repurchase activity.

The impact of the COVID-19 pandemic is rapidly evolving, and the continuation or a future resurgence of the pandemic could precipitate or aggravate the other risk factors that we identified in our 2019 Form 10-K, which in turn could further materially adversely affect our business, financial condition, liquidity, results of operations, and profitability, including in ways that are not currently known to us or that we do not currently consider to present significant risks.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A common stock during the quarter ended March 31, 2020:

	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
January 1 to January 31, 2020	301,889	$86.95	301,889	$971,102,648
February 1 to February 29, 2020	326,088	$86.17	326,088	$943,002,567
March 1 to March 31, 2020	199,666	$76.34	199,666	$927,760,966
Total	827,643	$84.08	827,643

(1)
On each of October 30, 2018 and December 18, 2019, we announced the approvals of the expansions of our share repurchase program. Under each approval, we are authorized to purchase up to an additional $750 million of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. The repurchase program does not have an expiration date. At March 31, 2020, we had approximately $928 million remaining under the share repurchase authorization. We discontinued all share repurchase activity effective March 3, 2020 through the first quarter of 2021.

Item 3.    Defaults Upon Senior Securities.
None.

Item 4.    Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

3.1
Amended and Restated Certificate of Incorporation of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 20, 2020)

3.2
Amended and Restated Bylaws of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 11, 2014)

4.1
Eighth Supplemental Indenture, dated as of April 23, 2020, between Hyatt Hotels Corporation and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on April 24, 2020)

4.2
Form of 5.375% Senior Note due 2025 (included as part of Exhibit 4.1 above) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on April 24, 2020)

4.3
Form of 5.750% Senior Note due 2030 (included as part of Exhibit 4.1 above) (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on April 24, 2020)

10.1
Second Amendment to the Second Amended and Restated Credit Agreement, dated as of April 21, 2020, among Hyatt Hotels Corporation and Hotel Investors I, Inc., as Borrowers, certain subsidiaries of Hyatt Hotels Corporation, as Guarantors, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on April 21, 2020)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Hyatt Hotels Corporation

Date:	May 7, 2020	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

Hyatt Hotels Corporation

Date:	May 7, 2020	By:	/s/ Joan Bottarini
Joan Bottarini
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)