Form 10-Q
period 2020-06-30
Hyatt Hotels Corp
filed 2020-08-04
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
At July 31, 2020, there were 38,457,392 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 62,696,948 shares of the registrant's Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
REVENUES:
Owned and leased hotels	$19	$490	$342	$960
Management, franchise, and other fees	20	158	128	299
Amortization of management and franchise agreement assets constituting payments to customers	(7)	(6)	(13)	(11)
Net management, franchise, and other fees	13	152	115	288
Other revenues	3	28	38	73
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	215	619	748	1,209
Total revenues	250	1,289	1,243	2,530
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	92	367	364	724
Depreciation and amortization	73	83	153	163
Other direct costs	7	30	41	75
Selling, general, and administrative	101	95	148	223
Costs incurred on behalf of managed and franchised properties	235	633	790	1,238
Direct and selling, general, and administrative expenses	508	1,208	1,496	2,423
Net gains and interest income from marketable securities held to fund rabbi trusts	49	11	1	41
Equity earnings (losses) from unconsolidated hospitality ventures	(23)	6	(25)	3
Interest expense	(35)	(20)	(52)	(39)
Gains on sales of real estate	—	—	8	1
Asset impairments	(49)	(1)	(52)	(4)
Other income (loss), net	(14)	28	(95)	79
INCOME (LOSS) BEFORE INCOME TAXES	(330)	105	(468)	188
BENEFIT (PROVISION) FOR INCOME TAXES	94	(19)	129	(39)
NET INCOME (LOSS)	(236)	86	(339)	149
NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$(236)	$86	$(339)	$149
EARNINGS (LOSSES) PER SHARE—Basic
Net income (loss)	$(2.33)	$0.81	$(3.35)	$1.41
Net income (loss) attributable to Hyatt Hotels Corporation	$(2.33)	$0.81	$(3.35)	$1.41
EARNINGS (LOSSES) PER SHARE—Diluted
Net income (loss)	$(2.33)	$0.80	$(3.35)	$1.39
Net income (loss) attributable to Hyatt Hotels Corporation	$(2.33)	$0.80	$(3.35)	$1.39

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income (loss)	$(236)	$86	$(339)	$149
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax expense of $- for the three and six months ended June 30, 2020 and June 30, 2019	19	6	(32)	—
Unrealized losses on derivative activity, net of tax benefit of $- and $(9) for the three and six months ended June 30, 2020 and $(3) and $(4) for the three and six months ended June 30, 2019, respectively	(1)	(8)	(26)	(12)
Other comprehensive income (loss)	18	(2)	(58)	(12)
COMPREHENSIVE INCOME (LOSS)	(218)	84	(397)	137
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$(218)	$84	$(397)	$137

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,438	$893
Restricted cash	21	150
Short-term investments	65	68
Receivables, net of allowances of $38 and $32 at June 30, 2020 and December 31, 2019, respectively	313	421
Inventories	11	12
Prepaids and other assets	53	134
Prepaid income taxes	37	28
Total current assets	1,938	1,706
Equity method investments	259	232
Property and equipment, net	3,237	3,456
Financing receivables, net of allowances of $105 and $100 at June 30, 2020 and December 31, 2019, respectively	33	35
Operating lease right-of-use assets	473	493
Goodwill	288	326
Intangibles, net	418	437
Deferred tax assets	223	144
Other assets	1,711	1,588
TOTAL ASSETS	$8,580	$8,417
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$9	$11
Accounts payable	93	150
Accrued expenses and other current liabilities	223	304
Current contract liabilities	248	445
Accrued compensation and benefits	97	144
Current operating lease liabilities	31	32
Total current liabilities	701	1,086
Long-term debt	2,491	1,612
Long-term contract liabilities	647	475
Long-term operating lease liabilities	382	393
Other long-term liabilities	866	884
Total liabilities	5,087	4,450
Commitments and contingencies (see Note 13)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of June 30, 2020 and December 31, 2019	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 38,114,681 issued and outstanding at June 30, 2020, and Class B common stock, $0.01 par value per share, 395,022,443 shares authorized, 63,028,031 shares issued and outstanding at June 30, 2020. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 36,109,179 issued and outstanding at December 31, 2019, and Class B common stock, $0.01 par value per share, 397,457,686 shares authorized, 65,463,274 shares issued and outstanding at December 31, 2019	1	1
Additional paid-in capital	3	—
Retained earnings	3,753	4,170
Accumulated other comprehensive loss	(267)	(209)
Total stockholders' equity	3,490	3,962
Noncontrolling interests in consolidated subsidiaries	3	5
Total equity	3,493	3,967
TOTAL LIABILITIES AND EQUITY	$8,580	$8,417
See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(339)	$149
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gains on sales of real estate	(8)	(1)
Depreciation and amortization	153	163
Release of contingent consideration liability	—	(27)
Amortization of share awards	20	27
Amortization of operating lease right-of-use assets	16	17
Deferred income taxes	(53)	4
Asset impairments	52	4
Equity (earnings) losses from unconsolidated hospitality ventures	25	(3)
Amortization of management and franchise agreement assets constituting payments to customers	13	11
Unrealized (gains) losses, net	44	(20)
Working capital changes and other	(253)	(145)
Net cash provided by (used in) operating activities	(330)	179
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(300)	(110)
Proceeds from marketable securities and short-term investments	307	165
Contributions to equity method and other investments	(47)	(16)
Return of equity method and other investments	2	24
Acquisitions, net of cash acquired	—	(18)
Capital expenditures	(88)	(146)
Proceeds from sales of real estate, net of cash disposed	78	—
Other investing activities	4	6
Net cash used in investing activities	(44)	(95)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, net of issuance costs of $10 and $-, respectively	1,290	120
Repayments of debt	(401)	(42)
Repurchases of common stock	(69)	(147)
Contingent consideration paid	—	(24)
Dividends paid	(20)	(40)
Other financing activities	(14)	(10)
Net cash provided by (used in) financing activities	786	(143)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	4	4
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	416	(55)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—BEGINNING OF YEAR	1,063	622
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—END OF PERIOD	$1,479	$567

See accompanying Notes to condensed consolidated financial statements.
Supplemental disclosure of cash flow information:

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$1,438	$515
Restricted cash (1)	21	32
Restricted cash included in other assets (1)	20	20
Total cash, cash equivalents, and restricted cash	$1,479	$567

(1) Restricted cash generally represents sales proceeds pursuant to like-kind exchanges, debt service on bonds, escrow deposits, and other arrangements.

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash paid during the period for interest	$37	$41
Cash paid during the period for income taxes	$31	$34
Cash paid for amounts included in the measurement of operating lease liabilities	$22	$24
Non-cash investing and financing activities are as follows:
Non-cash contributions to equity method and other investments (see Note 7, Note 13)	$33	$5
Change in accrued capital expenditures	$4	$2
Non-cash right-of-use assets obtained in exchange for operating lease liabilities (see Note 7)	$5	$5

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions except share and per share amounts)
(Unaudited)

	Common Shares Outstanding		Common Stock Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries	Total
	Class A	Class B	Class A	Class B
BALANCE—January 1, 2019	39,507,817	67,115,828	$1	$—	$50	$3,819	$(200)	$7	$3,677
Total comprehensive income	—	—	—	—	—	63	(10)	—	53
Noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Repurchase of common stock	(1,452,858)	—	—	—	(71)	(31)	—	—	(102)
Employee stock plan issuance	19,245	—	—	—	1	—	—	—	1
Share-based payment activity	326,972	—	—	—	20	—	—	—	20
Cash dividends of $0.19 per share (see Note 14)	—	—	—	—	—	(20)	—	—	(20)
BALANCE—March 31, 2019	38,401,176	67,115,828	1	—	—	3,831	(210)	6	3,628
Total comprehensive income	—	—	—	—	—	86	(2)	—	84
Noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Repurchase of common stock	(599,678)	—	—	—	(1)	(44)	—	—	(45)
Directors compensation	—	—	—	—	1	—	—	—	1
Employee stock plan issuance	20,523	—	—	—	1	—	—	—	1
Share-based payment activity	44,993	—	—	—	(1)	—	—	—	(1)
Cash dividends of $0.19 per share (see Note 14)	—	—	—	—	—	(20)	—	—	(20)
BALANCE—June 30, 2019	37,867,014	67,115,828	$1	$—	$—	$3,853	$(212)	$5	$3,647

BALANCE—December 31, 2019	36,109,179	65,463,274	$1	$—	$—	$4,170	$(209)	$5	$3,967
Cumulative effect of accounting changes, net of tax (see Note 3)	—	—	—	—	—	(1)	—	—	(1)
BALANCE—January 1, 2020	36,109,179	65,463,274	$1	$—	$—	$4,169	$(209)	$5	$3,966
Total comprehensive loss	—	—	—	—	—	(103)	(76)	—	(179)
Noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Repurchase of common stock	(827,643)	—	—	—	(12)	(57)	—	—	(69)
Employee stock plan issuance	16,654	—	—	—	1	—	—	—	1
Share-based payment activity	271,863	—	—	—	11	—	—	—	11
Cash dividends of $0.20 per share (see Note 14)	—	—	—	—	—	(20)	—	—	(20)
BALANCE—March 31, 2020	35,570,053	65,463,274	1	—	—	3,989	(285)	3	3,708
Total comprehensive loss	—	—	—	—	—	(236)	18	—	(218)
Employee stock plan issuance	35,338	—	—	—	2	—	—	—	2
Share-based payment activity	74,047	—	—	—	1	—	—	—	1
Class share conversions	2,435,243	(2,435,243)	—	—	—	—	—	—	—
BALANCE—June 30, 2020	38,114,681	63,028,031	$1	$—	$3	$3,753	$(267)	$3	$3,493

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)

1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively "Hyatt Hotels Corporation") provide hospitality and other services on a worldwide basis through the development, ownership, operation, management, franchising, and licensing of hospitality and wellness-related businesses. We develop, own, operate, manage, franchise, license, or provide services to a portfolio of properties, consisting of full service hotels, select service hotels, resorts, and other properties, including branded spas and fitness studios, timeshare, fractional, and other forms of residential, vacation, and condominium ownership units. At June 30, 2020, (i) we operated or franchised 455 full service hotels, comprising 156,927 rooms throughout the world, (ii) we operated or franchised 476 select service hotels, comprising 68,271 rooms, of which 406 hotels are located in the United States, and (iii) we franchised 8 all-inclusive Hyatt-branded resorts, comprising 3,153 rooms. At June 30, 2020, our portfolio of properties operated in 65 countries around the world. Additionally, through strategic relationships, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other tradenames or marks owned by such hotel or licensed by third parties.
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

2.    IMPACT OF THE COVID-19 PANDEMIC
Overview
The COVID-19 pandemic and related travel restrictions and containment efforts have had a significant impact on the travel industry and, as a result, on our business. The impact began in the first quarter of 2020 and has continued into the second and third quarters. As a result, this interim period, as well as future periods, are unlikely to be comparable to past performance or indicative of future performance.
Financial Impact
We evaluate our goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year and at interim dates, if indicators of impairment exist. Given the impact the COVID-19 pandemic is having on our industry, we concluded that indicators of impairment existed at June 30, 2020 for certain reporting units, and we updated our previous cash flow assumptions based on the current demand trends, historical experiences, and our future expectations for these reporting units. Our assumptions are subject to inherent risk and uncertainty due to the restrictive measures imposed by governments and other authorities around the world intended to control the spread of COVID-19, consumer confidence levels, and the ongoing impact of the COVID-19 pandemic on the hospitality industry. Based on our discounted cash flow analyses, the carrying values of the reporting units were in excess of the fair values, which were determined to be Level Three fair value measurements, and we recognized $38 million of goodwill impairment charges during the three months ended June 30, 2020. The impairment charges were recognized in asset impairments on our condensed consolidated statements of income (loss) within the owned and leased hotels segment (see Note 8). We concluded that our indefinite-lived intangible assets are not impaired at June 30, 2020. We will continue to monitor the impact the COVID-19 pandemic is having on our business and the valuations of our goodwill and indefinite-lived intangible assets.
We evaluate property and equipment, operating lease right-of-use assets, definite-lived intangible assets, and equity method investments for impairment quarterly. As a result of the current economic environment, we assessed the recoverability of the net book value of property and equipment, operating lease right-of-use assets, and definite-lived intangible assets and determined that the carrying value of certain assets were not fully recoverable. We then estimated the fair value of these assets and determined that the carrying values were in excess of the fair values. Our analyses incorporated cash flow assumptions based on current economic trends, historical experience, and future growth projections, and the fair value measurements were determined to be Level Three fair value measurements. Based on our analyses and contract terminations, we recognized $11 million and $14 million of impairment charges for the three and six months ended June 30, 2020, respectively, of property and equipment, operating lease right-of-use assets, and management agreement intangibles. The impairment charges were recognized in asset impairments on our condensed consolidated statements of income (loss), primarily within corporate and other. For our equity method investments, we considered the impact on the underlying operations of the investments to determine whether there were any indications that the decline in value was other than temporary, and none were identified.
In assessing our financial assets for credit losses, we considered the impact of the COVID-19 pandemic. As a result of our analysis, during the three and six months ended June 30, 2020, we recognized $10 million and $13 million, respectively, of accounts receivable reserves in selling, general, and administrative expenses on our condensed consolidated statements of income (loss). During the three and six months ended June 30, 2020, we recognized $1 million and $5 million, respectively, of interest income related to certain of our held-to-maturity ("HTM") debt securities and financing receivables, and we also recognized offsetting credit loss allowances in the same periods in other income (loss), net on our condensed consolidated statements of income (loss) (see Notes 5 and 6). During the three and six months ended June 30, 2020, we recognized a $13 million credit loss reserve related to a debt repayment guarantee, which has not been funded, in other income (loss), net on our condensed consolidated statements of income (loss) (see Note 13). We will continue to monitor our financial assets for potential credit risk as the impact of the COVID-19 pandemic evolves.

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
Debt and Equity Securities—Excluding equity method investments, debt and equity securities consist of various investments:

•
Equity securities consist of interest-bearing money market funds, mutual funds, common shares, and preferred shares. Equity securities with a readily determinable fair value are recorded at fair value on our condensed consolidated balance sheets based on listed market prices or dealer quotations where available. Equity securities without a readily determinable fair value are recorded at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Net gains and losses, both realized and unrealized, and impairment charges on equity securities are recognized in other income (loss), net on our condensed consolidated statements of income (loss).

•
Debt securities include preferred shares, time deposits, and fixed income securities, including U.S. government obligations, obligations of other government agencies, corporate debt, mortgage-backed and asset-backed securities, and municipal and provincial notes and bonds. Debt securities are classified as trading, available-for-sale ("AFS"), or held-to-maturity.

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

•
HTM securities—investments that we have the intent and ability to hold until maturity are recorded at amortized cost, net of expected credit losses. HTM securities are assessed for expected credit losses quarterly, and credit losses are recognized in other income (loss), net on our condensed consolidated statements of income (loss). We evaluate HTM securities individually when determining the reserve for credit losses due to the unique risks associated with each security. In determining the reserve for credit losses, we consider the financial strength of the underlying assets including the current and forecasted performance of the property, term to maturity, credit quality of the owner, and current market conditions.

We classify debt securities as current or long-term, based on their contractual maturity dates and our intent and ability to hold.
Our preferred shares earn a return that is recognized as interest income in other income (loss), net.
For additional information about debt and equity securities, see Note 5.
Financing Receivables—Financing receivables represent contractual rights to receive money either on demand or on fixed or determinable dates and are recorded on our condensed consolidated balance sheets at amortized cost, net of expected credit losses. We recognize interest as earned and include accrued interest in the amortized cost basis of the asset.
Our financing receivables are composed of individual, unsecured loans and other types of unsecured financing arrangements provided to hotel owners. These financing receivables generally have stated maturities and interest rates, but the repayment terms vary and may be dependent on future cash flows of the hotel. We individually assess all financing receivables for credit losses quarterly and establish a reserve to reflect the net amount expected to be collected. We estimate credit losses based on an analysis of several factors, including current economic conditions, industry trends, and specific risk characteristics of the financing receivable, including capital structure, loan performance, market factors, and the underlying hotel performance. Adjustments to credit allowances on financing receivables are recognized in other income (loss), net on our condensed consolidated statements of income (loss).
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
For financing receivables on non-accrual status, we recognize interest income in other income (loss), net in our condensed consolidated statements of income (loss) when cash is received. Accrual of interest income is resumed and potential reversal of any associated allowance for credit loss occurs when the receivable becomes contractually current and collection doubts are removed.
After an allowance for credit losses has been established, we may determine the receivable balance is uncollectible when all commercially reasonable means of recovering the receivable balance have been exhausted. We write-off uncollectible balances by reversing the financing receivable and the related allowance for credit losses. For additional information about financing receivables, see Note 6.
Accounts Receivables—Our accounts receivables primarily consist of trade receivables due from guests for services rendered at our owned and leased properties and from hotel owners with whom we have management and franchise agreements for services rendered and for reimbursements of costs incurred on behalf of managed and franchised properties. We assess all accounts receivables for credit losses quarterly and establish a reserve to reflect the net amount expected to be collected. The credit loss reserve is based on an assessment of historical collection activity, the nature of the receivable, geographic considerations, and the current business environment. The allowance for credit losses is recognized in owned and leased hotels expense or selling, general, and administrative expense on our condensed consolidated statements of income (loss), based on the nature of the receivable.
Guarantees—We enter into performance guarantees related to certain hotels we manage. We also enter into debt repayment and other guarantees with respect to unconsolidated hospitality ventures, certain managed hotels, and other properties. We record a liability for the fair value of these guarantees at their inception date. In order to estimate the fair value, we use a Monte Carlo simulation to model the probability of possible outcomes. The valuation methodology requires that we make certain assumptions and judgments regarding discount rates, volatility, hotel operating results, and hotel property sales prices. The fair value is not re-valued due to future changes in assumptions. The corresponding offset depends on the circumstances in which the guarantee was issued and is recorded to equity method investments, other assets, or expenses. We amortize the liability for the fair value of a guarantee into income over the term of the guarantee using a systematic and rational, risk-based approach. Guarantees related to our managed hotels and other properties are amortized into income in other income (loss), net in our condensed consolidated statements of income (loss). Guarantees related to our unconsolidated hospitality ventures are amortized into equity earnings (losses) from unconsolidated hospitality ventures in our condensed consolidated statements of income (loss).

•
Performance and other guarantees—On a quarterly basis, we evaluate the likelihood of funding under a guarantee. To the extent we determine an obligation to fund is both probable and estimable based on performance during the period, we record a separate contingent liability with the offset recognized in other income (loss), net.

•
Debt repayment guarantees—At inception of the guarantee and on a quarterly basis, we evaluate the risk of funding under a guarantee. We assess credit risk based on the current and forecasted performance of the underlying property, whether the property owner is current on debt service, the historical performance of the underlying property, and the current market, and we record a separate liability with an offset recognized in other income (loss), net or equity earnings (losses) from unconsolidated hospitality ventures as necessary.
For additional information about guarantees, see Note 13.
Adopted Accounting Standards
Financial Instruments—Credit Losses—In June 2016, the Financial Accounting Standards Board ("FASB") released ASU 2016-13. ASU 2016-13 replaces the existing impairment model for most financial assets from an incurred loss model to a current expected credit loss model, which requires an entity to recognize allowances for credit losses equal to its current estimate of all contractual cash flows the entity does not expect to collect. ASU 2016-13 also requires credit losses relating to AFS debt securities to be recognized through an allowance for credit losses. We adopted ASU 2016-13 on January 1, 2020 utilizing the modified retrospective approach. Upon adoption, we recorded an adjustment of $1 million, net of tax, to opening retained earnings related to our credit allowance for accounts receivables, a $12 million increase to our HTM debt securities, and a corresponding $12 million credit loss allowance on our condensed consolidated balance sheets. The adoption of ASU 2016-03 did not materially affect our condensed consolidated statements of income (loss) or our condensed consolidated statements of cash flows, and the adoption adjustments do not reflect the impact of the COVID-19 pandemic, see Note 2.
Future Adoption of Accounting Standards
Reference Rate Reform—In March 2020, the FASB issued Accounting Standards Update No. 2020-04 ("ASU 2020-04"), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions that we can elect to adopt, subject to meeting certain criteria, regarding contract modifications, hedging relationships, and other transactions that reference the London interbank offered rate for deposits of U.S. dollars or another reference rate expected to be discontinued because of reference rate reform. The relief provided in ASU 2020-04 is applicable to all entities, but is only available through December 31, 2022. We are still assessing the impact of adopting ASU 2020-04.

4.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenues
The following tables present our revenues disaggregated by the nature of the product or service:

	Three Months Ended June 30, 2020
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$8	$—	$—	$—	$—	$(1)	$7
Food and beverage	3	—	—	—	—	—	3
Other	9	—	—	—	—	—	9
Owned and leased hotels	20	—	—	—	—	(1)	19

Base management fees	—	4	3	1	—	—	8
Incentive management fees	—	(3)	—	—	—	1	(2)
Franchise fees	—	5	1	—	—	—	6
Other fees	—	1	2	1	—	—	4
License fees	—	1	—	—	3	—	4
Management, franchise, and other fees	—	8	6	2	3	1	20
Amortization of management and franchise agreement assets constituting payments to customers	—	(4)	(1)	(2)	—	—	(7)
Net management, franchise, and other fees	—	4	5	—	3	1	13

Other revenues	—	2	—	—	1	—	3

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	186	17	12	—	—	215

Total	$20	$192	$22	$12	$4	$—	$250

	Six Months Ended June 30, 2020
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$193	$—	$—	$—	$—	$(8)	$185
Food and beverage	108	—	—	—	—	—	108
Other	49	—	—	—	—	—	49
Owned and leased hotels	350	—	—	—	—	(8)	342

Base management fees	—	48	9	8	—	(10)	55
Incentive management fees	—	1	3	2	—	—	6
Franchise fees	—	32	1	—	—	—	33
Other fees	—	2	4	2	1	—	9
License fees	—	9	8	—	8	—	25
Management, franchise, and other fees	—	92	25	12	9	(10)	128
Amortization of management and franchise agreement assets constituting payments to customers	—	(8)	(2)	(3)	—	—	(13)
Net management, franchise, and other fees	—	84	23	9	9	(10)	115

Other revenues	—	29	—	—	9	—	38

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	670	44	32	2	—	748

Total	$350	$783	$67	$41	$20	$(18)	$1,243

	Three Months Ended June 30, 2019
	Owned and leased hotels (a)	Americas management and franchising (a)	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other (a)	Eliminations	Total
Rooms revenues	$285	$—	$—	$—	$—	$(9)	$276
Food and beverage	167	—	—	—	—	—	167
Other	47	—	—	—	—	—	47
Owned and leased hotels	499	—	—	—	—	(9)	490

Base management fees	—	62	10	9	—	(13)	68
Incentive management fees	—	19	17	9	—	(6)	39
Franchise fees	—	36	2	—	—	—	38
Other fees	—	1	3	1	2	—	7
License fees	—	1	—	—	5	—	6
Management, franchise, and other fees	—	119	32	19	7	(19)	158
Amortization of management and franchise agreement assets constituting payments to customers	—	(3)	(1)	(2)	—	—	(6)
Net management, franchise, and other fees	—	116	31	17	7	(19)	152

Other revenues	—	19	—	—	8	1	28

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	575	26	17	1	—	619

Total	$499	$710	$57	$34	$16	$(27)	$1,289
(a) Amounts presented have been adjusted for changes within the segments effective on January 1, 2020 (see Note 17).

	Six Months Ended June 30, 2019
	Owned and leased hotels (a)	Americas management and franchising (a)	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other (a)	Eliminations	Total
Rooms revenues	$558	$—	$—	$—	$—	$(16)	$542
Food and beverage	327	—	—	—	—	—	327
Other	91	—	—	—	—	—	91
Owned and leased hotels	976	—	—	—	—	(16)	960

Base management fees	—	119	22	17	—	(27)	131
Incentive management fees	—	33	34	17	—	(11)	73
Franchise fees	—	68	2	—	—	—	70
Other fees	—	1	6	3	3	—	13
License fees	—	2	—	—	10	—	12
Management, franchise, and other fees	—	223	64	37	13	(38)	299
Amortization of management and franchise agreement assets constituting payments to customers	—	(7)	(1)	(3)	—	—	(11)
Net management, franchise, and other fees	—	216	63	34	13	(38)	288

Other revenues	—	55	—	—	17	1	73

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	1,123	50	34	2	—	1,209

Total	$976	$1,394	$113	$68	$32	$(53)	$2,530
(a) Amounts presented have been adjusted for changes within the segments effective on January 1, 2020 (see Note 17).

Contract Balances
Our contract assets were insignificant at June 30, 2020 and December 31, 2019. At June 30, 2020, the contract assets were included in receivables, net. As our profitability hurdles are generally calculated on a full-year basis, we expect our contract asset balance to be insignificant through year end.
Contract liabilities are comprised of the following:

	June 30, 2020	December 31, 2019
Deferred revenue related to the loyalty program	$713	$671
Advanced deposits	42	77
Initial fees received from franchise owners	41	41
Deferred revenue related to system-wide services	8	5
Other deferred revenue	91	126
Total contract liabilities	$895	$920

The following table summarizes the activity in our contract liabilities:

	2020	2019
Beginning balance, January 1	$920	$830
Cash received and other	246	247
Revenue recognized	(262)	(228)
Ending balance, March 31	$904	$849
Cash received and other	65	243
Revenue recognized	(74)	(231)
Ending balance, June 30	$895	$861

Revenue recognized during the three months ended June 30, 2020 and June 30, 2019 included in the contract liabilities balance at the beginning of each year was $21 million and $93 million, respectively. Revenue recognized during the six months ended June 30, 2020 and June 30, 2019 included in the contract liabilities balance at the beginning of the year was $158 million and $238 million, respectively. This revenue primarily relates to the loyalty program, which is recognized net of redemption reimbursements paid to third parties, and advanced deposits.
Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $130 million at June 30, 2020, of which we expect to recognize approximately 15% as revenue over the next 12 months and the remainder thereafter.
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
5.    DEBT AND EQUITY SECURITIES
Equity Method Investments
Equity method investments were $259 million and $232 million at June 30, 2020 and December 31, 2019, respectively.
The following table presents summarized financial information for all unconsolidated hospitality ventures in which we hold an investment accounted for under the equity method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenues (a)	$67	$125	$184	$241
Gross operating profit (a)	11	49	45	88
Loss from continuing operations (a)	(79)	(1)	(86)	(11)
Net loss (a)	(79)	(1)	(86)	(11)
(a) The information above is based on the most recently available financial statements, which are reported on a lag of up to three months for certain of our equity method investments.
.

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
Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value and included on our condensed consolidated balance sheets, were as follows:

	June 30, 2020	December 31, 2019
Loyalty program (Note 9)	$545	$483
Deferred compensation plans held in rabbi trusts (Note 9 and Note 11)	453	450
Captive insurance companies	168	180
Total marketable securities held to fund operating programs	1,166	1,113
Less: current portion of marketable securities held to fund operating programs included in cash and cash equivalents, short-term investments, and prepaids and other assets	(189)	(219)
Marketable securities held to fund operating programs included in other assets	$977	$894

Net realized and unrealized gains and interest income from marketable securities held to fund the loyalty program are recognized in other income (loss), net on our condensed consolidated statements of income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Loyalty program (Note 19)	$12	$10	$23	$19
Net realized and unrealized gains (losses) and interest income from marketable securities held to fund rabbi trusts are recognized in net gains and interest income from marketable securities held to fund rabbi trusts on our condensed consolidated statements of income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Unrealized gains (losses)	$45	$9	$(5)	$37
Realized gains	4	2	6	4
Net gains and interest income from marketable securities held to fund rabbi trusts	$49	$11	$1	$41

Our captive insurance companies hold marketable securities which include AFS debt securities that are invested in U.S. government agencies, time deposits, and corporate debt securities and have contractual maturity dates ranging from 2020 through 2025.

Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes are recorded at cost or fair value, depending on the nature of the investment, and are included on our condensed consolidated balance sheets as follows:

	June 30, 2020	December 31, 2019
Time deposits (a)	$301	$37
Interest-bearing money market funds (a)	298	147
Common shares of Playa N.V. (Note 9)	44	102
Total marketable securities held for investment purposes	643	286
Less: current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(599)	(184)
Marketable securities held for investment purposes included in other assets	$44	$102
(a) A portion of proceeds from our bond issuance were reinvested in interest-bearing money market funds and time deposits at June 30, 2020 (see Note 10).

We hold common shares of Playa Hotels & Resorts N.V. ("Playa N.V.") which are accounted for as an equity security with a readily determinable fair value as we do not have the ability to significantly influence the operations of the entity. The fair value of the common shares is classified as Level One in the fair value hierarchy as we are able to obtain market available pricing information. The remeasurement of our investment at fair value resulted in $23 million and $1 million of unrealized gains for the three months ended June 30, 2020 and June 30, 2019, respectively, and $58 million of unrealized losses and $7 million of unrealized gains for the six months ended June 30, 2020 and June 30, 2019, respectively, recognized in other income (loss), net on our condensed consolidated statements of income (loss) (see Note 19). We did not sell any shares of common stock during the six months ended June 30, 2020 or June 30, 2019.
Other Investments
HTM Debt Securities—At June 30, 2020 and December 31, 2019, we held $80 million and $58 million, respectively, of investments in HTM debt securities, net of allowances, which are investments in third-party entities that own or are developing certain of our hotels and are recorded within other assets on our condensed consolidated balance sheets. The securities are mandatorily redeemable between 2020 and 2027. At June 30, 2020 our investments were net of allowances of $16 million. The carrying value of our investments approximates fair value. We estimated the fair value of our investments using internally developed discounted cash flow models based on current market inputs for similar types of arrangements. Based on the lack of available market data, our investments are classified as Level Three within the fair value hierarchy. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.
Equity Securities Without a Readily Determinable Fair Value—At June 30, 2020 and December 31, 2019, we held $12 million and $7 million of investments in equity securities without a readily determinable fair value, which represent investments in entities where we do not have the ability to significantly influence the operations of the entity.

Fair Value—We measured the following financial assets at fair value on a recurring basis:

	June 30, 2020	Cash and cash equivalents	Short-term investments	Prepaids and other assets	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$461	$461	$—	$—	$—
Mutual funds	518	—	—	—	518
Common shares	44	—	—	—	44
Level Two - Significant Other Observable Inputs
Time deposits	308	262	41	—	5
U.S. government obligations	198	—	8	—	190
U.S. government agencies	42	—	—	—	42
Corporate debt securities	174	—	16	—	158
Mortgage-backed securities	24	—	—	—	24
Asset-backed securities	35	—	—	—	35
Municipal and provincial notes and bonds	5	—	—	—	5
Total	$1,809	$723	$65	$—	$1,021

	December 31, 2019	Cash and cash equivalents	Short-term investments	Prepaids and other assets	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$269	$269	$—	$—	$—
Mutual funds	502	—	—	—	502
Common shares	102	—	—	—	102
Level Two - Significant Other Observable Inputs
Time deposits	47	—	41	—	6
U.S. government obligations	202	—	4	31	167
U.S. government agencies	50	—	3	6	41
Corporate debt securities	161	—	20	18	123
Mortgage-backed securities	23	—	—	4	19
Asset-backed securities	39	—	—	6	33
Municipal and provincial notes and bonds	4	—	—	1	3
Total	$1,399	$269	$68	$66	$996

During the three and six months ended June 30, 2020 and June 30, 2019, there were no transfers between levels of the fair value hierarchy. We do not have non-financial assets or non-financial liabilities required to be measured at fair value on a recurring basis.

6.    FINANCING RECEIVABLES

	June 30, 2020	December 31, 2019
Unsecured financing to hotel owners	$139	$135
Less: current portion of financing receivables, included in receivables, net	(1)	—
Less: allowance for losses	(105)	(100)
Total long-term financing receivables, net of allowances	$33	$35

Allowance for Losses—The following table summarizes the activity in our unsecured financing receivables allowance:

	2020	2019
Allowance at January 1	$100	$101
Provisions	2	2
Foreign currency exchange, net	(3)	—
Allowance at March 31	$99	$103
Provisions	3	1
Write-offs	—	(4)
Foreign currency exchange, net	3	—
Allowance at June 30	$105	$100

Credit Monitoring—Our unsecured financing receivables were as follows:

	June 30, 2020
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on non-accrual status
Loans	$33	$(1)	$32	$—
Impaired loans (1)	43	(43)	—	43
Total loans	76	(44)	32	43
Other financing arrangements	63	(61)	2	59
Total unsecured financing receivables	$139	$(105)	$34	$102
(1) The unpaid principal balance was $32 million and the average recorded loan balance was $43 million at June 30, 2020.

	December 31, 2019
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on non-accrual status
Loans	$33	$(1)	$32	$—
Impaired loans (2)	43	(43)	—	43
Total loans	76	(44)	32	43
Other financing arrangements	59	(56)	3	56
Total unsecured financing receivables	$135	$(100)	$35	$99
(2) The unpaid principal balance was $33 million and the average recorded loan balance was $46 million at December 31, 2019.
Fair Value—The carrying value of our financing receivables approximates fair value. The fair values, which are classified as Level Three in the fair value hierarchy, are estimated using discounted cash flow models. The principal inputs used are projected future cash flows and the discount rate, which is generally the effective interest rate of the loan.

7.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Land—During the six months ended June 30, 2019, we acquired $15 million of land through an asset acquisition from an unrelated third party to develop a hotel in Austin, Texas and subsequently sold the land and related construction in progress through an asset disposition during the year ended December 31, 2019.
Dispositions
Property Under Development—During the six months ended June 30, 2020, an unrelated third-party invested in certain of our subsidiaries that are developing a hotel, parking, and retail space in Philadelphia, Pennsylvania in exchange for a 60% ownership interest, resulting in the derecognition of the non-financial assets of the subsidiaries. As a result of the transaction, we received $72 million of proceeds, recorded our 40% ownership interest as an equity method investment, and recognized a $4 million pre-tax gain in gains on sales of real estate on our condensed consolidated statements of income (loss) during the six months ended June 30, 2020. Our $22 million equity method investment was recorded at fair value based on the value contributed by our partner to the unconsolidated hospitality venture. As additional consideration, we received a $5 million investment in an equity security without a readily determinable fair value.
Building—During the six months ended June 30, 2020, we sold a commercial building in Omaha, Nebraska for $6 million, net of closing costs and proration adjustments. In conjunction with the sale, we entered into a lease for a portion of the building and accounted for the transaction as a sale and leaseback, for which a $4 million operating lease right-of-use asset and related lease liability were recorded on our condensed consolidated balance sheet. The sale resulted in a $4 million pre-tax gain which was recognized in gains on sales of real estate on our condensed consolidated statements of income (loss) during the six months ended June 30, 2020. The operating lease has a weighted-average remaining term of 9 years and a weighted-average discount rate of 3.25%. The lease includes an option to extend the lease term by 5 years.
Like-Kind Exchange Agreements
Periodically, we enter into like-kind exchange agreements associated with the disposition or acquisition of certain properties. Pursuant to the terms of these agreements, the proceeds from the sales are placed into an escrow account administered by a qualified intermediary and are unavailable for our use until released. The proceeds are recorded as restricted cash on our condensed consolidated balance sheets and released (i) if they are utilized as part of a like-kind exchange agreement, (ii) if we do not identify a suitable replacement property within 45 days after the agreement date, or (iii) when a like-kind exchange agreement is not completed within the remaining allowable time period.
In conjunction with the sale of the property adjacent to Grand Hyatt San Francisco during the year ended December 31, 2019, $115 million of proceeds were held as restricted for use in a potential like-kind exchange. However, we did not acquire the identified replacement property within the specified 180 day period, and the proceeds were released during the six months ended June 30, 2020.
8.    GOODWILL AND INTANGIBLES, NET

	June 30, 2020	December 31, 2019
Goodwill	$288	$326

During the three and six months ended June 30, 2020, we recognized $38 million of goodwill impairment charges related to two reporting units (see Note 2). During the three and six months ended June 30, 2019, we did not recognize any goodwill impairment charges.

	June 30, 2020	Weighted- average useful lives in years	December 31, 2019
Management and franchise agreement intangibles	$361	18	$367
Brand and other indefinite-lived intangibles	144	—	144
Advanced booking intangibles	14	5	14
Other definite-lived intangibles	8	6	8
Intangibles	527		533
Less: accumulated amortization	(109)		(96)
Intangibles, net	$418		$437

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization expense	$7	$7	$14	$10

9.    OTHER ASSETS

	June 30, 2020	December 31, 2019
Marketable securities held to fund rabbi trusts (Note 5)	$453	$450
Management and franchise agreement assets constituting payments to customers (1)	437	423
Marketable securities held to fund the loyalty program (Note 5)	431	347
Marketable securities held for captive insurance companies (Note 5)	93	97
Long-term investments	92	65
Common shares of Playa N.V. (Note 5)	44	102
Other	161	104
Total other assets	$1,711	$1,588
(1) Includes cash consideration as well as other forms of consideration provided, such as debt repayment or performance guarantees.

10.    DEBT
Long-term debt, net of current maturities, was $2,491 million and $1,612 million at June 30, 2020 and December 31, 2019, respectively.
Senior Notes—During the three months ended June 30, 2020, we issued $450 million of 5.375% senior notes due 2025 (the "2025 Notes") and $450 million of 5.750% senior notes due 2030 (the "2030 Notes"), issued at par. We received approximately $890 million of net proceeds from the sale, after deducting $10 million of underwriting discounts and other offering expenses. We used a portion of the proceeds from the issuance of the 2025 Notes and the 2030 Notes to repay all outstanding borrowings on our revolving credit facility and settle the outstanding interest rate locks and we intend to use the remainder for general corporate purposes. Interest on the 2025 Notes and 2030 Notes is payable semi-annually on April 23 and October 23 of each year, beginning on October 23, 2020.
Revolving Credit Facility—During the three months ended June 30, 2020, we entered into a Second Amendment to the Second Amended and Restated Credit Agreement (the "Revolver Amendment"), which amends the Second Amended and Restated Credit Agreement. Terms of the Revolver Amendment include, but are not limited to, waivers on certain covenants and modifications to negative covenants and other terms, including the interest rate. The terms of the Revolver Amendment also restrict our ability to repurchase shares and pay dividends through the first quarter of 2021.
During the six months ended June 30, 2020, we had $400 million of borrowings and repayments on our revolving credit facility. The weighted-average interest rate on these borrowings was 1.71% at June 30, 2020. At June 30, 2020 and December 31, 2019, we had no balance outstanding. At June 30, 2020, we had $1,499 million of borrowing capacity available under our revolving credit facility, net of letters of credit outstanding.
Fair Value—We estimated the fair value of debt, excluding finance leases, which consists of $250 million of 5.375% senior notes due 2021 (the "2021 Notes"), $350 million of 3.375% senior notes due 2023 (the

"2023 Notes"), the 2025 Notes, $400 million of 4.850% senior notes due 2026 (the "2026 Notes"), $400 million of 4.375% senior notes due 2028 (the "2028 Notes"), and the 2030 Notes, collectively referred to as the "Senior Notes," bonds, and other long-term debt. Our Senior Notes and bonds are classified as Level Two due to the use and weighting of multiple market inputs in the final price of the security. We estimated the fair value of other debt instruments using a discounted cash flow analysis based on current market inputs for similar types of arrangements. Based on the lack of available market data, we have classified our revolving credit facility and other debt instruments as Level Three. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value.

	June 30, 2020
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (1)	$2,514	$2,641	$—	$2,600	$41
(1) Excludes $10 million of finance lease obligations and $24 million of unamortized discounts and deferred financing fees.

	December 31, 2019
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (2)	$1,627	$1,740	$—	$1,680	$60
(2) Excludes $11 million of finance lease obligations and $15 million of unamortized discounts and deferred financing fees.
Interest Rate Locks—At December 31, 2019, we had outstanding interest rate locks with $275 million in notional value and mandatory settlement dates of 2021. The interest rate locks hedged a portion of the risk of changes in the benchmark interest rate associated with long-term debt we anticipated issuing in the future. These outstanding derivative instruments were designated as cash flow hedges and deemed highly effective both at inception and upon settlement as discussed below.
At December 31, 2019, we had $24 million related to these instruments recorded in other long-term liabilities on our condensed consolidated balance sheets. We estimated the fair values of interest rate locks, which were classified as Level Two in the fair value hierarchy, using discounted cash flow models. The primary sensitivity in these models is based on forward and discount curves.
During the three months ended June 30, 2020, we settled the aforementioned interest rate locks for $61 million upon issuance of the 2030 Notes. The $61 million, which was recorded to accumulated other comprehensive loss, will be amortized over the term of the 2030 Notes to interest expense on our condensed consolidated statements of income (loss). As a result, we recognized $1 million of interest expense during the three months ended June 30, 2020 (see Note 14). The $61 million settlement is reflected as a cash outflow from operating activities on the condensed consolidated statement of cash flows for the six months ended June 30, 2020, as our policy is to classify cash flows from derivative instruments in the same category as the item being hedged.
During the three and six months ended June 30, 2020, we recognized $3 million and $37 million of pre-tax losses, respectively, in unrealized gains (losses) on derivative activity on our condensed consolidated statements of comprehensive income (loss).
During the three and six months ended June 30, 2019, we recognized $11 million and $17 million of pre-tax losses in unrealized gains (losses) on derivative activity on our condensed consolidated statements of comprehensive income (loss).

11.     OTHER LONG-TERM LIABILITIES

	June 30, 2020	December 31, 2019
Deferred compensation plans funded by rabbi trusts (Note 5)	$453	$450
Income taxes payable	166	147
Self-insurance liabilities (Note 13)	74	80
Deferred income taxes (Note 12)	45	47
Guarantee liabilities (Note 13)	36	46
Other	92	114
Total other long-term liabilities	$866	$884

12.    TAXES
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
During the three and six months ended June 30, 2020, we recognized an $18 million benefit related to the employee retention credit created under the CARES Act, the majority of which related to our managed properties. Of this benefit, $14 million related to our managed properties and $4 million related to our owned and leased properties. The benefit for our owned and leased hotels was recorded during the three months ended June 30, 2020 as a reduction of owned and leased hotels expense on our condensed consolidated statements of income (loss). The $14 million benefit for our managed properties is offset within revenues for the reimbursement of costs incurred on behalf of managed and franchised properties with no impact to net income on our condensed consolidated statements of income (loss).
The effective income tax rates for the three months ended June 30, 2020 and June 30, 2019 were 28.5% and 18.4%, respectively. The effective income tax rates for the six months ended June 30, 2020 and June 30, 2019 were 27.6% and 20.7%, respectively. Our effective tax rate increased for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, primarily due to U.S. net operating losses that will be benefited at the 35% tax rate in accordance with the terms of the CARES Act, partially offset by a $24 million valuation allowance recorded on foreign tax credits not expected to be realized within the carryforward period. In addition, in 2019 we recorded a non-recurring benefit as a result of an agreement reached by the United States and Swiss tax authorities on Advanced Pricing Agreement terms covering the years 2012 through 2021.
We are subject to audits by federal, state, and foreign tax authorities. We are currently under field exam by the Internal Revenue Service ("IRS") for tax years 2015 through 2017. U.S. tax years 2009 through 2011 are before the U.S. Tax Court concerning the tax treatment of the loyalty program. Additionally, U.S. tax years 2012 through 2014 are pending the outcome of the issue currently in U.S. Tax Court. If the IRS' position to include loyalty program contributions as taxable income to the Company is upheld, it would result in an income tax payment of $196 million (including $52 million of estimated interest, net of federal tax benefit) for all assessed years that would be partially offset by a deferred tax asset. As future tax benefits will be recognized at the reduced U.S. corporate income tax rate, $73 million of the payment and related interest would have an impact on the effective tax rate, if recognized. We believe we have an adequate uncertain tax liability recorded in connection with this matter.
13.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements.
Commitments—At June 30, 2020, we are committed, under certain conditions, to lend or provide certain consideration to, or invest in, various business ventures up to $277 million, net of any related letters of credit.
Performance Guarantees—Certain of our contractual agreements with third-party hotel owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. At June 30, 2020, the remaining maximum exposure under our performance guarantees was $60 million.

Our most significant performance guarantee relating to four managed hotels in France that we began managing in the second quarter of 2013 ("the four managed hotels in France") expired on April 30, 2020.
We had $39 million and $33 million of total net performance guarantee liabilities at June 30, 2020 and December 31, 2019, respectively, which included $7 million and $14 million recorded in other long-term liabilities and $32 million and $19 million recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets, respectively.

	The four managed hotels in France (1)		Other performance guarantees		All performance guarantees
	2020	2019	2020	2019	2020	2019
Beginning balance, January 1	$20	$36	$13	$11	$33	$47
Initial guarantee obligation liability	—	—	—	1	—	1
Amortization of initial guarantee obligation liability into income	(4)	(4)	(1)	—	(5)	(4)
Performance guarantee expense, net	20	20	6	1	26	21
Net payments during the period	(15)	(16)	(3)	(3)	(18)	(19)
Ending balance, March 31	$21	$36	$15	$10	$36	$46
Amortization of initial guarantee obligation liability into income	—	(4)	(1)	(1)	(1)	(5)
Performance guarantee expense (recovery), net	6	4	7	(1)	13	3
Net payments during the period	—	(20)	(8)	(1)	(8)	(21)
Foreign currency exchange, net	(1)	—	—	—	(1)	—
Ending balance, June 30	$26	$16	$13	$7	$39	$23
(1) Based on payment terms, we expect to settle the liability by December 31, 2020.
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. At June 30, 2020 and December 31, 2019, there were no amounts recognized on our condensed consolidated balance sheets related to these performance test clauses.

Debt Repayment and Other Guarantees—We enter into various debt repayment and other guarantees in order to assist property owners and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms.
We had $42 million and $32 million of total debt repayment and other guarantees liabilities at June 30, 2020 and December 31, 2019, respectively, which included $29 million and $32 million recorded in other long-term liabilities and $13 million and $0 recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets, respectively.

Property description	Maximum potential future payments	Maximum exposure net of recoverability from third parties	Total liabilities recorded at June 30, 2020	Total liabilities recorded at December 31, 2019	Year of guarantee expiration
Hotel properties in India (1)	$162	$162	$2	$5	2021
Hotel and residential properties in Brazil (2), (3)	89	38	16	3	various, through 2023
Hotel properties in Tennessee (2)	44	20	7	8	various, through 2023
Hotel properties in California (2)	38	15	2	3	various, through 2021
Hotel property in Massachusetts (2), (4)	30	15	5	6	various, through 2022
Hotel property in Pennsylvania (2), (4)	27	11	1	—	various, through 2023
Hotel properties in Georgia (2)	27	13	5	2	various, through 2024
Hotel property in Oregon (2), (4)	21	8	2	3	various, through 2022
Other (2), (3)	19	5	2	2	various, through 2022
Total	$457	$287	$42	$32

(1) Debt repayment guarantee is denominated in Indian rupees and translated using exchange rates at June 30, 2020. We have the contractual right to recover amounts funded from an unconsolidated hospitality venture, which is a related party. We expect our maximum exposure to be $81 million, taking into account our partner's 50% ownership interest in the unconsolidated hospitality venture. Under certain events or conditions, we have the right to force the sale of the properties in order to recover amounts funded.
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
(4) In conjunction with the debt repayment guarantees, we are subject to completion guarantees whereby the parties agree to substantially complete the construction of the project by a specified date. In the event of default, we are obligated to complete construction using the funds available from the outstanding loan. Any additional funds paid by us are subject to partial recovery in the form of cash. At June 30, 2020, the maximum potential future payments are $3 million, and the maximum exposure net of recoverability from third parties is insignificant.

As a result of existing economic conditions, in part due to the COVID-19 pandemic, and the developer's inability to complete construction and meet its debt service, we recognized a $13 million credit loss related to a debt repayment guarantee for the residential property in Brazil in other income (loss), net on our condensed consolidated statements of income (loss) during the three and six months ended June 30, 2020 (see Note 19).

At June 30, 2020, we are not aware of, nor have we received notification that our unconsolidated hospitality ventures or hotel owners are not current on their debt service obligations where we have provided a debt repayment guarantee.

Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be $78 million and $62 million at June 30, 2020 and December 31, 2019, respectively. Based on the lack of available market data, we have classified our guarantees as Level Three in the fair value hierarchy.
Insurance—We obtain commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property, cyber risk, and other miscellaneous coverages. A portion of the risk is retained on a self-insurance basis primarily through U.S.-based and licensed captive insurance companies that are wholly owned subsidiaries of Hyatt and generally insure our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Reserves for losses in our captive insurance companies to be paid within 12 months are $36 million and $41 million at June 30, 2020 and December 31, 2019, respectively, and are recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets. Reserves for losses in our captive insurance companies to be paid in future periods are $74 million and $80 million at June 30, 2020 and December 31, 2019, respectively, and are recorded in other long-term liabilities on our condensed consolidated balance sheets.
Collective Bargaining Agreements—At June 30, 2020, approximately 24% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between us and various unions. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety Bonds—Surety bonds issued on our behalf were $51 million at June 30, 2020 and primarily relate to workers' compensation, taxes, licenses, construction liens, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at June 30, 2020 were $256 million, which relate to our ongoing operations, hotel properties under development in the U.S., collateral for estimated insurance claims, and securitization of our performance under our debt repayment guarantees associated with the hotel properties in India and the residential property in Brazil, which are only called upon if we default on our guarantees. Of the letters of credit outstanding, $1 million reduces the available capacity under our revolving credit facility (see Note 10).
Capital Expenditures—As part of our ongoing business operations, expenditures are required to complete renovation projects that have been approved.
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
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, we have not recognized a liability in connection with this matter. At June 30, 2020, our maximum exposure is not expected to exceed $18 million.

14.    EQUITY
Accumulated Other Comprehensive Loss

	Balance at April 1, 2020	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss (a)	Balance at June 30, 2020
Foreign currency translation adjustments	$(234)	$19	$—	$(215)
Unrecognized gains on AFS debt securities	1	—	—	1
Unrecognized pension cost	(9)	—	—	(9)
Unrealized losses on derivative instruments	(43)	(2)	1	(44)
Accumulated other comprehensive loss	$(285)	$17	$1	$(267)
(a) The amount reclassified from accumulated other comprehensive loss includes realized losses recognized in interest expense, net of insignificant tax impacts, related to the settlement of interest rate locks (see Note 10).

	Balance at January 1, 2020	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss (b)	Balance at June 30, 2020
Foreign currency translation adjustments	$(183)	$(32)	$—	$(215)
Unrecognized gains on AFS debt securities	1	—	—	1
Unrecognized pension cost	(9)	—	—	(9)
Unrealized losses on derivative instruments	(18)	(27)	1	(44)
Accumulated other comprehensive loss	$(209)	$(59)	$1	$(267)
(b) The amount reclassified from accumulated other comprehensive loss includes realized losses recognized in interest expense, net of insignificant tax impacts, related to the settlement of interest rate locks (see Note 10). We expect to reclassify $6 million of losses over the next 12 months.

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
During the six months ended June 30, 2020, we repurchased 827,643 shares of common stock. The shares of common stock were repurchased at a weighted-average price of $84.08 per share for an aggregate purchase price of $69 million, excluding related insignificant expenses. The shares repurchased during the six months ended June 30, 2020 represented approximately 1% of our total shares of common stock outstanding at December 31, 2019.
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
The shares of Class A common stock repurchased on the open market were retired and returned to the status of authorized and unissued shares. At June 30, 2020, we had $928 million remaining under the share repurchase authorization.
Dividend—The following tables summarize dividends paid to Class A and Class B shareholders of record:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Class A common stock	$—	$7	$7	$14
Class B common stock	—	13	13	26
Total cash dividends paid	$—	$20	$20	$40

Date declared	Dividend per share amount for Class A and Class B	Date of record	Date paid
February 13, 2020	$0.20	February 26, 2020	March 9, 2020
February 13, 2019	$0.19	February 27, 2019	March 11, 2019
May 17, 2019	$0.19	May 29, 2019	June 10, 2019

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
SARs	$—	$—	$10	$10
RSUs	4	2	14	11
PSUs	(2)	2	(7)	3
Total	$2	$4	$17	$24

The three and six months ended June 30, 2020 includes a reversal of previously recognized stock-based compensation expense based on our current assessment of the expected achievement relative to the applicable performance targets related to certain PSU awards.
SARs—During the six months ended June 30, 2020, we granted 1,250,434 SARs to employees with a weighted-average grant date fair value of $8.88. During the six months ended June 30, 2019, we granted 643,989 SARs to employees with a weighted-average grant date fair value of $17.11.
RSUs—During the six months ended June 30, 2020, we granted 519,730 RSUs to employees with a weighted-average grant date fair value of $48.66. During the six months ended June 30, 2019, we granted 355,774 RSUs to employees with a weighted-average grant date fair value of $72.05.
PSUs—During the six months ended June 30, 2020, we did not grant any PSUs under our LTIP. During the six months ended June 30, 2019, we granted 120,720 PSUs to employees, with a weighted-average grant date fair value of $77.95.
Our total unearned compensation for our stock-based compensation programs at June 30, 2020 was $2 million for SARs and $16 million for RSUs and $0 for PSUs, which will primarily be recognized in stock-based compensation expense over a weighted-average period of three years with respect to SARs and RSUs.
16.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Legal Services—A partner in a law firm that provided services to us throughout the six months ended June 30, 2020 and June 30, 2019 is the brother-in-law of our Executive Chairman. We incurred $3 million and $2 million of legal fees with this firm during the three months ended June 30, 2020 and June 30, 2019, respectively. We incurred $5 million and $3 million of legal fees with this firm during the six months ended June 30, 2020 and June 30, 2019, respectively. At June 30, 2020 and December 31, 2019, we had $1 million and insignificant amounts due to the law firm, respectively.
Equity Method Investments—We have equity method investments in entities that own properties for which we receive management or franchise fees. We recognized $1 million and $5 million of fees for the three months ended June 30, 2020 and June 30, 2019, respectively. We recognized $4 million and $10 million of fees for the six months ended June 30, 2020 and June 30, 2019, respectively. In addition, in some cases we provide loans (see Note 6) or guarantees (see Note 13) to these entities. During each of the three months ended June 30, 2020 and June 30, 2019, we recognized $1 million of income related to these guarantees. We recognized income related to these guarantees of $2 million during each of the six months ended June 30, 2020 and June 30, 2019, respectively. At June 30, 2020 and December 31, 2019, we had $15 million and $17 million of receivables due from these properties, respectively. Our ownership interest in these unconsolidated hospitality ventures varies from 24% to 50%. See Note 5 for further details regarding these investments.
Class B Share Conversion—During the three and six months ended June 30, 2020, 2,435,243 shares of Class B common stock were converted on a share-for-share basis into shares of our Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock have been retired, thereby reducing the shares of Class B common stock authorized and outstanding.
17.     SEGMENT INFORMATION
Our reportable segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker ("CODM") to assess performance and make decisions regarding the allocation of resources. Our CODM is our President and Chief Executive Officer. Effective January 1, 2020, we changed the strategic and operational oversight for our Miraval properties, which were previously evaluated as a distinct business by our CODM. The management fees from Miraval properties are now reported in the Americas management and franchising segment, and the operating results and financial position of underlying hotel results are now reported in our owned and leased hotels segment; the results of Miraval properties were previously reported in corporate and other. In addition, the license fees we receive from Hyatt Residence Club are now reported within our Americas management and franchising segment due to changes in the strategic oversight for these license agreements. The segment changes have been reflected retrospectively to the three and six months ended June 30, 2019. We define our reportable segments as follows:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Owned and leased hotels
Owned and leased hotels revenues	$20	$499	$350	$976
Intersegment revenues (a)	1	9	8	16
Adjusted EBITDA	(78)	115	(44)	218
Depreciation and amortization	56	66	119	130
Americas management and franchising
Management, franchise, and other fees revenues	8	119	92	223
Contra revenue	(4)	(3)	(8)	(7)
Other revenues	2	19	29	55
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	186	575	670	1,123
Intersegment revenues (a)	(1)	17	9	34
Adjusted EBITDA	(3)	102	65	195
Depreciation and amortization	5	6	10	12
ASPAC management and franchising
Management, franchise, and other fees revenues	6	32	25	64
Contra revenue	(1)	(1)	(2)	(1)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	17	26	44	50
Intersegment revenues (a)	—	—	—	—
Adjusted EBITDA	(2)	20	6	40
Depreciation and amortization	1	1	2	2
EAME/SW Asia management and franchising
Management, franchise, and other fees revenues	2	19	12	37
Contra revenue	(2)	(2)	(3)	(3)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	12	17	32	34
Intersegment revenues (a)	—	2	1	4
Adjusted EBITDA	(11)	11	(10)	21
Depreciation and amortization	—	—	—	—
Corporate and other
Revenues	4	15	18	30
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	1	2	2
Intersegment revenues (a)	—	(1)	—	(1)
Adjusted EBITDA	(23)	(37)	(50)	(77)
Depreciation and amortization	11	10	22	19
Eliminations
Revenues (a)	—	(27)	(18)	(53)
Adjusted EBITDA	—	2	2	3
TOTAL
Revenues	$250	$1,289	$1,243	$2,530
Adjusted EBITDA	(117)	213	(31)	400
Depreciation and amortization	73	83	153	163

(a)	Intersegment revenues are included in management, franchise, and other fees revenues, owned and leased hotels revenues, and other revenues and eliminated in Eliminations.

The table below provides a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to our consolidated Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to Hyatt Hotels Corporation	$(236)	$86	$(339)	$149
Interest expense	35	20	52	39
(Benefit) provision for income taxes	(94)	19	(129)	39
Depreciation and amortization	73	83	153	163
EBITDA	(222)	208	(263)	390
Contra revenue	7	6	13	11
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(215)	(619)	(748)	(1,209)
Costs incurred on behalf of managed and franchised properties	235	633	790	1,238
Equity (earnings) losses from unconsolidated hospitality ventures	23	(6)	25	(3)
Stock-based compensation expense (Note 15)	2	4	17	24
Gains on sales of real estate (Note 7)	—	—	(8)	(1)
Asset impairments	49	1	52	4
Other (income) loss, net (Note 19)	14	(28)	95	(79)
Pro rata share of unconsolidated owned and leased hospitality ventures Adjusted EBITDA	(10)	14	(4)	25
Adjusted EBITDA	$(117)	$213	$(31)	$400

18.    EARNINGS (LOSSES) PER SHARE
The calculation of basic and diluted earnings (losses) per share, including a reconciliation of the numerator and denominator, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$(236)	$86	$(339)	$149
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$(236)	$86	$(339)	$149
Denominator:
Basic weighted-average shares outstanding	101,273,404	105,372,799	101,314,230	105,673,464
Share-based compensation	—	1,580,569	—	1,554,396
Diluted weighted-average shares outstanding	101,273,404	106,953,368	101,314,230	107,227,860
Basic Earnings (Losses) Per Share:
Net income (loss)	$(2.33)	$0.81	$(3.35)	$1.41
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$(2.33)	$0.81	$(3.35)	$1.41
Diluted Earnings (Losses) Per Share:
Net income (loss)	$(2.33)	$0.80	$(3.35)	$1.39
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$(2.33)	$0.80	$(3.35)	$1.39

The computations of diluted net income (loss) per share for the three and six months ended June 30, 2020 and June 30, 2019 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
SARs	383,500	18,800	832,900	13,900
RSUs	513,100	300	480,000	100

19.    OTHER INCOME (LOSS), NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restructuring expenses	$(47)	$—	$(47)	$—
Performance guarantee expense, net (Note 13)	(13)	(3)	(39)	(24)
Debt repayment guarantee credit loss (Note 2 and Note 13)	(13)	—	(13)	—
Release of contingent consideration liability	—	2	—	27
Release and amortization of debt repayment guarantee liability	1	—	1	17
Performance guarantee liability amortization (Note 13)	1	5	6	9
Realized gains (Note 5)	3	—	4	—
Depreciation recovery	6	6	12	12
Interest income (Note 5)	6	6	17	12
Unrealized gains (losses), net (Note 5)	35	8	(44)	20
Other, net	7	4	8	6
Other income (loss), net	$(14)	$28	$(95)	$79

During the three and six months ended June 30, 2020, we recognized $47 million of restructuring expenses, including severance, insurance benefits, outplacement, and other related costs, due to operational changes as a result of the COVID-19 pandemic.
During the six months ended June 30, 2019, we released $27 million of contingent consideration liability for management agreements previously acquired in conjunction with Two Roads Hospitality LLC ("Two Roads") in which specific actions were not completed or payment was no longer probable.
During the six months ended June 30, 2019, we recognized a $15 million release of our debt repayment guarantee liability for a hotel property in Washington State as the debt was refinanced, and we are no longer guarantor.
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, financial performance, prospects, or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance, or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would," and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the SEC, including our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q filed on May 7, 2020; the short and longer-term effects of the COVID-19 pandemic, including on the demand for travel, transient and group business, and levels of consumer confidence; actions that governments, businesses, and individuals take in response to the COVID-19 pandemic or any future resurgence, including limiting or banning travel; the impact of the COVID-19 pandemic, and actions taken in response to the COVID-19 pandemic or any future resurgence, on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; the ability of third-party owners, franchisees, or hospitality venture partners to successfully navigate the impacts of the COVID-19 pandemic; the pace of recovery following the COVID-19 pandemic or any future resurgence; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; limited visibility with respect to future bookings; loss of key personnel; domestic and international political and geopolitical conditions, including political or civil unrest or changes in trade policy; hostilities, or fear of hostilities, including future terrorist attacks, that affect travel; travel-related accidents; natural or man-made disasters such as earthquakes, tsunamis, tornadoes, hurricanes, floods, wildfires, oil spills, nuclear incidents, and global outbreaks of pandemics or contagious diseases or fear of such outbreaks, such as the COVID-19 pandemic; our ability to successfully achieve certain levels of operating profits at hotels that have performance tests or guarantees in favor of our third-party owners; the impact of hotel renovations and redevelopments; risks associated with our capital allocation plans and common stock repurchase program and quarterly dividend, including a reduction in or elimination of repurchase activity or dividend payments; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through internet travel intermediaries; changes in the tastes and preferences of our customers; relationships with colleagues and labor unions and changes in labor laws; the financial condition of, and our relationships with, third-party property owners, franchisees, and hospitality venture partners; the possible inability of third-party owners, franchisees, or development partners to access capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions and the introduction of new brand concepts; the timing of acquisitions and dispositions, and our ability to successfully integrate completed acquisitions with existing operations; failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals); our ability to successfully execute on our strategy to expand our management and franchising business while at the same time reducing our real estate asset base within targeted timeframes and at expected values; declines in the value of our real estate assets; unforeseen terminations of our management or franchise agreements; changes in federal, state, local, or foreign tax law; increases in interest rates and operating costs; foreign exchange rate fluctuations or currency restructurings; lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access such markets; changes in the competitive environment in our industry, including as a result of the COVID-19 pandemic, industry consolidation, and the markets where we operate; our ability to successfully grow the World of Hyatt loyalty program; cyber incidents and information technology failures; outcomes of legal or administrative proceedings; and violations of regulations or laws related to our franchising business. These factors are not necessarily all of the important factors that could cause our actual results, performance, or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our business, financial condition, results of operations, or cash flows. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions, or changes in other factors affecting forward-looking statements, except to the extent required by applicable law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
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
At June 30, 2020, our worldwide hotel portfolio consisted of 931 full and select service hotels (225,198 rooms), including:

•	414 managed properties (126,780 rooms), all of which we operate under management and hotel services agreements with third-party property owners;

•	452 franchised properties (74,579 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;

•	31 owned properties (13,537 rooms) (including 1 consolidated hospitality venture), 1 finance leased property (171 rooms), and 6 operating leased properties (2,086 rooms), all of which we manage; and

•	25 managed properties and 2 franchised properties owned or leased by unconsolidated hospitality ventures (8,045 rooms).

Our worldwide property portfolio also included:

•	8 all-inclusive resorts (3,153 rooms), all of which are owned by a third party in which we hold common shares and which operates the resorts under franchise agreements with us;

•	16 vacation ownership properties under the Hyatt Residence Club brand and operated by third parties;

•
35 residential properties, which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel; and

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
We report our consolidated operations in U.S. dollars. Amounts are reported in millions, unless otherwise noted. Percentages may not recompute due to rounding, and percentage changes that are not meaningful are presented as "NM". Constant currency disclosures are used throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are non-GAAP measures. See "—Non-GAAP Measures" for further discussion of constant currency disclosures. We manage our business within four reportable segments as described below:

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
Overview of the Impact of the COVID-19 Pandemic
The global spread and unprecedented impact of the COVID-19 pandemic are complex and continuously evolving, resulting in significant disruption to our business, the lodging and hospitality industries, and the global economy. The pandemic has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement, gatherings of large numbers of people, and business operations such as travel bans, border closings, business closures, quarantines, shelter-in-place orders, and social distancing measures. As a result, the COVID-19 pandemic and its consequences have significantly reduced global travel and demand for hotel rooms and have had a material detrimental impact on global commercial activity across the travel, lodging, and hospitality industries, all of which has had, and is expected to continue to have, a material impact on our business, results of operations, and cash flows for the year ending December 31, 2020.
We do not expect a material improvement in results until business traveler and general consumer confidence related to risks associated with the COVID-19 pandemic improves and various governmental restrictions on travel and freedom of movement, as well as social distancing and other precautionary requirements, are lifted. As such, we have suspended operations at certain hotels experiencing low levels of occupancy for different lengths of time across our portfolio. Even as such restrictions are lifted and we are able to reopen hotels where operations were previously suspended, there remains considerable uncertainty as to the time it will take to see an increase in travel and demand for lodging and travel-related experiences.
We continue to monitor the constantly evolving situation and guidance from international and domestic authorities, including federal, state, and local public health authorities, and we may be required or elect to take additional actions based on their recommendations. Under these circumstances, there may be developments that require us to further adjust our operations.
Overview of Financial Results
For the quarter ended June 30, 2020, we reported a net loss attributable to Hyatt Hotels Corporation of $236 million, representing a $322 million decrease compared to the quarter ended June 30, 2019, primarily driven by the COVID-19 pandemic.
Consolidated revenues decreased $1,039 million or 80.6% ($1,033 million or 80.5%, excluding the impact of currency), during the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019. The decreases in management, franchise, and other fees, other revenues, and revenues for the reimbursement of costs incurred on behalf of managed and franchised properties of $138 million, $25 million, and $404 million, respectively, for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019, were driven by the impact of the COVID-19 pandemic. Owned and leased hotels revenues decreased $471 million due to the impact of the COVID-19 pandemic on comparable hotels and dispositions in 2019.
Across our portfolio of properties, we experienced significant disruption during the second quarter, with some level of recovery within certain markets over the course of the quarter, and we expect varied levels of recovery to continue over the remainder of 2020. The pace of recovery is difficult to predict at this time and is highly dependent on a variety of factors including corporate travel demand, consumer confidence regarding the safety of travel, and the global economic impact resulting from the pandemic.
At our full and select service hotels in the Americas, including owned and leased hotels, we have seen cancellations concentrated in near-term booking dates. We anticipate cancellation activity to continue, especially for larger corporate meetings, as restrictions on travel remain uncertain at this time. Cancellations for 2021 and beyond remain limited at this time. While we continue to see long-term group bookings production, booking volumes for dates into 2021 and beyond have been uneven and diminished compared to pre-COVID-19 levels.
Our consolidated Adjusted EBITDA for the quarter ended June 30, 2020 decreased $330 million compared to the second quarter of 2019. See "—Segment Results" for further discussion. For the remainder of the year, we expect Adjusted EBITDA to be negatively impacted by the expected declines in revenues across our portfolio of properties and ongoing non-controllable fixed expenses at our owned and leased hotels. We anticipate this will be partially offset by favorability in selling, general, and administrative expenses as a result of decreased payroll and related costs and the elimination of all non-essential spending. See "—Non-GAAP Measures" for an explanation of how we utilize Adjusted EBITDA, why we present it, and material limitations on its usefulness, as well as a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA.
During the quarter ended June 30, 2020, there were no returns of capital to our shareholders through share repurchases and there was no quarterly dividend payment. We suspended all share repurchase activity, effective March 3, 2020, and we also suspended all dividend payments. The terms of the Revolver Amendment restrict our ability to repurchase shares and pay dividends through the first quarter of 2021.
We expect to remain on track to successfully execute plans announced in March 2019 to sell approximately $1.5 billion of real estate by March 2022 as part of our capital strategy. As of June 30, 2020, we have realized proceeds of over $950 million towards this goal from the disposition of owned assets.

Hotel Chain Revenue per Available Room ("RevPAR") Statistics.

		RevPAR
		Three Months Ended June 30,
(Comparable locations)	Number of comparable hotels (1)	2020	vs. 2019 (in constant $)
System-wide hotels	812	$15	(89.4)%
Owned and leased hotels	37	$5	(97.4)%
Americas full service hotels	209	$7	(95.7)%
Americas select service hotels	382	$21	(81.2)%
ASPAC full service hotels	98	$29	(79.1)%
ASPAC select service hotels	20	$22	(58.0)%
EAME/SW Asia full service hotels	86	$8	(93.9)%
EAME/SW Asia select service hotels	17	$13	(80.2)%
(1) The number of comparable hotels presented above includes owned and leased hotels and hotels that have temporarily suspended operations due to the COVID-19 pandemic.
System-wide RevPAR decreased 89.4% during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, driven by the impact of the COVID-19 pandemic on group and transient demand worldwide. During the second quarter, we had a significant number of hotels with suspended operations across our portfolio, including the majority of our owned and leased hotels. Several hotels have begun to resume operations in the latter part of the quarter, and at June 30, 2020, operations have resumed at 80% of our system-wide hotels, compared with 75% as of March 31, 2020. See "—Segment Results" for detailed discussion of RevPAR by segment.
The following table sets forth our RevPAR at comparable hotels for April, May, and June 2020 as well as the comparable RevPAR for the three months ended March 31, 2020, June 30, 2020, and June 30, 2019:

	Three Months Ended March 31, 2020	April 2020	May 2020	June 2020	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Owned and leased	$130	$1	$2	$12	$5	$186
Management and franchising:
Americas	$100	$6	$10	$22	$13	$149
ASPAC	$66	$21	$28	$36	$28	$141
EAME/SW Asia	$84	$6	$6	$13	$8	$123
System-wide	$92	$9	$13	$23	$15	$144
During the months of April, May, and June 2020, all segments had minimal monthly RevPAR progression through the quarter, partially driven by increasing levels of demand, especially on weekends, and hotels resuming operations in certain markets. RevPAR for our comparable full service and select service hotels in the Americas increased each month during the quarter, primarily driven by improved demand in certain markets within the United States with strong leisure demand. RevPAR trended favorably throughout the three months ended June 2020 within ASPAC, as domestic demand continued to improve in Greater China. During June 2020, occupancy levels increased within EAME/SW Asia due to hotels resuming operations in certain markets, most notably Germany. RevPAR at our comparable owned and leased hotels increased from April to June 2020 as hotels began to resume operations across the portfolio. See "—Segment Results" for further discussion of RevPAR by segment.
Various parts of the world remain under travel restrictions which have resulted in significant declines in occupancy with uncertainty surrounding near-term improvement. Preliminary results indicate system-wide occupancy rates and RevPAR for the month ended July 31, 2020 have improved slightly relative to June 30, 2020, and it is our expectation that demand should continue to improve over the coming months, but may be varied and irregular in the current environment.

At July 31, 2020, operations have resumed at approximately 87% of our system-wide hotels. Operations resumed at 75% of our full service hotels and 96% of our select service hotels in the Americas, at 92% of our hotels in ASPAC, and at 70% of our hotels in EAME/SW Asia. Operations have resumed at 69% of our owned and leased hotels.
Results of Operations
Three and Six Months Ended June 30, 2020 Compared with Three and Six Months Ended June 30, 2019
Discussion on Consolidated Results
For additional information regarding our consolidated results, please refer to our condensed consolidated statements of income (loss) included in this quarterly report. Consolidated results were impacted significantly by the COVID-19 pandemic during the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. See "—Segment Results" for further discussion.
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
Owned and leased hotels revenues.

	Three Months Ended June 30,
	2020	2019	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$19	$436	$(417)	(95.7)%	$(3)
Non-comparable owned and leased hotels revenues	—	54	(54)	(99.7)%	(1)
Total owned and leased hotels revenues	$19	$490	$(471)	(96.1)%	$(4)

	Six Months Ended June 30,
	2020	2019	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$342	$854	$(512)	(60.0)%	$(5)
Non-comparable owned and leased hotels revenues	—	106	(106)	(99.6)%	(2)
Total owned and leased hotels revenues	$342	$960	$(618)	(64.4)%	$(7)
Owned and leased hotels revenues decreased during the three and six months ended June 30, 2020, compared to the same periods in the prior year, driven by declines in comparable owned and leased hotels revenues due to the impact of the COVID-19 pandemic and the associated suspension of hotel operations at a number of hotels and non-comparable owned and leased hotels revenues related to dispositions. See "—Segment Results" for further discussion.

Management, franchise, and other fees revenues.

	Three Months Ended June 30,
	2020	2019	Better / (Worse)
Base management fees	$8	$68	$(60)	(89.1)%
Incentive management fees	(2)	39	(41)	(103.9)%
Franchise fees	6	38	(32)	(85.1)%
Management and franchise fees	12	145	(133)	(92.0)%
Other fees revenues	8	13	(5)	(29.7)%
Management, franchise, and other fees	$20	$158	$(138)	(87.2)%

	Three Months Ended June 30,
	2020	2019	Better / (Worse)
Management, franchise, and other fees	$20	$158	$(138)	(87.2)%
Contra revenue	(7)	(6)	(1)	(20.6)%
Net management, franchise, and other fees	$13	$152	$(139)	(91.2)%

	Six Months Ended June 30,
	2020	2019	Better / (Worse)
Base management fees	$55	$131	$(76)	(58.2)%
Incentive management fees	6	73	(67)	(91.8)%
Franchise fees	33	70	(37)	(52.6)%
Management and franchise fees	94	274	(180)	(65.7)%
Other fees revenues	34	25	9	39.3%
Management, franchise, and other fees	$128	$299	$(171)	(57.1)%

	Six Months Ended June 30,
	2020	2019	Better / (Worse)
Management, franchise, and other fees	$128	$299	$(171)	(57.1)%
Contra revenue	(13)	(11)	(2)	(21.8)%
Net management, franchise, and other fees	$115	$288	$(173)	(60.0)%

The decreases in management and franchise fees for the three and six months ended June 30, 2020, compared to the same periods in the prior year, were primarily driven by decreased demand and suspended hotel operations at a number of hotels as a result of the COVID-19 pandemic. The increase in other fees during the six months ended June 30, 2020, compared to the same period in the prior year, was primarily driven by license fees in the Americas and ASPAC management and franchising segments. See "—Segment Results" for further discussion.
Other revenues.   During the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, other revenues decreased $25 million and $35 million, respectively, primarily driven by the impact of the COVID-19 pandemic on our residential management and Exhale operations.

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Three Months Ended June 30,
	2020	2019	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$215	$619	$(404)	(65.4)%
Less: rabbi trust impact	(21)	(4)	(17)	(362.8)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$194	$615	$(421)	(68.6)%

	Six Months Ended June 30,
	2020	2019	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$748	$1,209	$(461)	(38.2)%
Less: rabbi trust impact	(1)	(17)	16	94.2%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$747	$1,192	$(445)	(37.4)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties decreased during the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, driven by the impact of the COVID-19 pandemic and the associated suspension of hotel operations at a number of hotels as well as cost containment initiatives in 2020, both of which led to lower reimbursements for payroll and related costs and expenses related to system-wide services provided to managed and franchised properties.
The decreases in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties, for the three and six months ended June 30, 2020, compared to the same periods in the prior year, include an increase of $17 million and a decrease of $16 million, respectively, due to the market performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts.
Owned and leased hotels expense.

	Three Months Ended June 30,
	2020	2019	Better / (Worse)
Comparable owned and leased hotels expense	$84	$324	$240	74.1%
Non-comparable owned and leased hotels expense	1	42	41	96.2%
Rabbi trust impact	7	1	(6)	(348.5)%
Total owned and leased hotels expense	$92	$367	$275	74.8%

	Six Months Ended June 30,
	2020	2019	Better / (Worse)
Comparable owned and leased hotels expense	$360	$637	$277	43.5%
Non-comparable owned and leased hotels expense	4	82	78	94.3%
Rabbi trust impact	—	5	5	101.1%
Total owned and leased hotels expense	$364	$724	$360	49.7%
The decreases in owned and leased hotels expense, which included a $3 million and $6 million net favorable currency impact during the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year, were primarily driven by declines in comparable owned and leased hotels expense due to the aforementioned suspension of hotel operations at a number of hotels and non-comparable owned and leased hotels expense related to dispositions. See "—Segment Results" for further discussion.

Other direct costs.   During the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, other direct costs decreased $23 million and $34 million, respectively, primarily driven by the impact of the COVID-19 pandemic on our residential management and Exhale operations as well as decreases related to our co-branded credit card program from lower point transfers.
Selling, general, and administrative expenses.

	Three Months Ended June 30,
	2020	2019	Change
Selling, general, and administrative expenses	$101	$95	$6	5.6%
Less: rabbi trust impact	(42)	(10)	(32)	(348.4)%
Less: stock-based compensation expense	(2)	(4)	2	62.8%
Adjusted selling, general, and administrative expenses	$57	$81	$(24)	(29.9)%

	Six Months Ended June 30,
	2020	2019	Change
Selling, general, and administrative expenses	$148	$223	$(75)	(33.8)%
Less: rabbi trust impact	(1)	(36)	35	97.8%
Less: stock-based compensation expense	$(17)	$(24)	$7	29.1%
Adjusted selling, general, and administrative expenses	$130	$163	$(33)	(20.6)%
Selling, general, and administrative expenses increased during the three months ended June 30, 2020, compared to the same period in the prior year, primarily due to the market performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts and an increase in bad debt expense offset by significant decreases in payroll and related costs as a result of cost containment initiatives in 2020.
Selling, general, and administrative expenses decreased during the six months ended June 30, 2020, compared to the same period in the prior year, primarily due to the market performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts, decreases in payroll and related costs as a result of cost containment initiatives, and integration related costs incurred in 2019 associated with the acquisition of Two Roads, partially offset by an increase in bad debt expense.
Adjusted selling, general, and administrative expenses exclude the impact of expenses related to deferred compensation plans funded through rabbi trusts and stock-based compensation expense. Adjusted selling, general, and administrative expenses, as we define it, is a non-GAAP measure. See "—Non-GAAP Measures" for further discussion of Adjusted selling, general, and administrative expenses.
Adjusted selling, general, and administrative expenses decreased during the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, driven by the aforementioned changes in selling, general, and administrative expenses.

Costs incurred on behalf of managed and franchised properties.

	Three Months Ended June 30,
	2020	2019	Change
Costs incurred on behalf of managed and franchised properties	$235	$633	$(398)	(62.9)%
Less: rabbi trust impact	(21)	(4)	(17)	(362.8)%
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$214	$629	$(415)	(66.0)%

	Six Months Ended June 30,
	2020	2019	Change
Costs incurred on behalf of managed and franchised properties	$790	$1,238	$(448)	(36.2)%
Less: rabbi trust impact	(1)	(17)	16	94.2%
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$789	$1,221	$(432)	(35.4)%
Costs incurred on behalf of managed and franchised properties decreased during the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, driven by the impact of the COVID-19 pandemic and the associated suspension of hotel operations at a number of hotels as well as cost containment initiatives in 2020, both of which led to lower reimbursements for payroll and related costs and expenses related to system-wide services provided to managed and franchised properties.
The decreases in costs incurred on behalf of managed and franchised properties during three and six months ended June 30, 2020, compared to the same periods in the prior year, include an increase of $17 million and a decrease of $16 million, respectively, due to the market performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts.
Net gains and interest income from marketable securities held to fund rabbi trusts.

	Three Months Ended June 30,
	2020	2019	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$42	$10	$32	348.4%
Rabbi trust impact allocated to owned and leased hotels expense	7	1	6	348.5%
Net gains and interest income from marketable securities held to fund rabbi trusts	$49	$11	$38	348.4%

	Six Months Ended June 30,
	2020	2019	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$1	$36	$(35)	(97.8)%
Rabbi trust impact allocated to owned and leased hotels expense	—	5	(5)	(101.1)%
Net gains and interest income from marketable securities held to fund rabbi trusts	$1	$41	$(40)	(98.2)%
Net gains and interest income from marketable securities held to fund rabbi trusts increased during the three months ended June 30, 2020, compared to the same period in prior year, driven by the favorable performance of the underlying invested assets. The six months ended June 30, 2020 compared to the six months ended June 30, 2019, decreased due to the aforementioned favorable performance offset by unfavorable performance during the three months ended March 31, 2020 compared to the same period in the prior year.

Equity earnings (losses) from unconsolidated hospitality ventures.

	Three Months Ended June 30			Six Months Ended June 30,
	2020	2019	Better / (Worse)	2020	2019	Better / (Worse)
Hyatt's share of unconsolidated hospitality ventures foreign currency gains (losses) (1)	(17)	—	(17)	(14)	1	(15)
Hyatt's share of unconsolidated hospitality ventures losses excluding foreign currency	(12)	(3)	(9)	(15)	(9)	(6)
Net gains from sales activity related to unconsolidated hospitality ventures (Note 5)	—	8	(8)	—	8	(8)
Other	6	1	5	4	3	1
Equity earnings (losses) from unconsolidated hospitality ventures	$(23)	$6	$(29)	$(25)	$3	$(28)
(1) Foreign currency impact is driven by one of our unconsolidated hospitality ventures which holds loans denominated in a currency other than its functional currency.
Interest Expense.   Interest expense increased $15 million and $13 million during the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year, driven by the 2025 Notes and the 2030 Notes issued during the quarter and issuance costs related to the bridge credit facility executed and terminated during the second quarter. See Part I, Item 1 "Financial Statements—Note 10 to the Condensed Consolidated Financial Statements" for additional information.
Gains on sales of real estate.   During the six months ended June 30, 2020, we recognized a $4 million pre-tax gain related to an unrelated third-party's investment in certain of our subsidiaries that are developing a hotel, parking, and retail space in Philadelphia, Pennsylvania and a $4 million pre-tax gain for the sale of a commercial building in Omaha, Nebraska. See Part I, Item 1 "Financial Statements—Note 7 to the Condensed Consolidated Financial Statements" for additional information.
Asset impairments.  During the three and six months ended June 30, 2020, we recognized $38 million of goodwill impairment charges. During the three and six months ended June 30, 2020, we recognized $11 million and $14 million, respectively, of impairment charges related to property and equipment, operating lease right-of-use assets, and definite-lived intangibles. See Part I, Item 1 "Financial Statements—Note 2 to the Condensed Consolidated Financial Statements" for additional information.
Other income (loss), net.   Other income (loss), net decreased $42 million and $174 million during the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year. See Part I, Item 1 "Financial Statements—Note 19 to the Condensed Consolidated Financial Statements" for additional information.
Benefit (provision) for income taxes.

	Three Months Ended June 30,
	2020	2019	Better / (Worse)
Income (loss) before income taxes	$(330)	$105	$(435)	(415.1)%
Benefit (provision) for income taxes	94	(19)	113	587.6%
Effective tax rate	28.5%	18.4%		(10.1)%

	Six Months Ended June 30,
	2020	2019	Better / (Worse)
Income (loss) before income taxes	$(468)	$188	$(656)	(349.8)%
Benefit (provision) for income taxes	129	(39)	168	433.4%
Effective tax rate	27.6%	20.7%		(6.9)%
For the three and six months ended June 30, 2020, we recognized an income tax benefit of $94 million and $129 million, respectively, compared to an income tax expense of $19 million and $39 million for the three and six months ended June 30, 2019, respectively. The income tax benefit for the three and six months ended June 30,

2020 is primarily due to net losses before income taxes. See Part I, Item 1 "Financial Statements—Note 12 to the Condensed Consolidated Financial Statements" for additional information.
Segment Results
As described in Part I, Item 1 "Financial Statements—Note 17 to the Condensed Consolidated Financial Statements," we evaluate segment operating performance using owned and leased hotels revenues, management, franchise, and other fees revenues, and Adjusted EBITDA, and amounts for the three and six months ended June 30, 2019 have been adjusted retrospectively for the segment changes effective January 1, 2020.
Owned and leased hotels segment.
Revenues, comparable RevPAR, and Adjusted EBITDA decreased significantly during the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, primarily driven by the impact of the COVID-19 pandemic beginning in March 2020 at our owned and leased properties, resulting in decreased group and transient demand. At March 31, 2020, 18% of our owned and leased hotels were open. Throughout the second quarter, operations have started to resume across the portfolio, with 45% of our owned and leased hotels open at June 30, 2020.
Owned and leased hotels segment revenues.

	Three Months Ended June 30,
	2020	2019	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$20	$445	$(425)	(95.6)%	$(3)
Non-comparable owned and leased hotels revenues	—	54	(54)	(99.7)%	(1)
Total segment revenues	$20	$499	$(479)	(95.9)%	$(4)

	Six Months Ended June 30,
	2020	2019	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$350	$870	$(520)	(59.8)%	$(5)
Non-comparable owned and leased hotels revenues	—	106	(106)	(99.6)%	(2)
Total segment revenues	$350	$976	$(626)	(64.1)%	$(7)
Comparable owned and leased hotels revenue decreased for the three and six months ended June 30, 2020, compared to the same periods in the prior year, driven by the significant impacts of the COVID-19 pandemic as described above.
The decrease in non-comparable owned and leased hotels revenues for the three and six months ended June 30, 2020, compared to the same period in the prior year, was primarily driven by the dispositions of Hyatt Regency Atlanta and Grand Hyatt Seoul in 2019.

	Three Months Ended June 30,
	RevPAR		Occupancy		ADR
	2020	vs. 2019 (in constant $)	2020	vs. 2019	2020	vs. 2019 (in constant $)
Comparable owned and leased hotels	$5	(97.4)%	3.1%	(75.0)% pts	$156	(32.6)%

	Six Months Ended June 30,
	RevPAR		Occupancy		ADR
	2020	vs. 2019 (in constant $)	2020	vs. 2019	2020	vs. 2019 (in constant $)
Comparable owned and leased hotels	$67	(62.1)%	29.2%	(46.9)% pts	$231	(1.2)%

The declines in RevPAR at our comparable owned and leased hotels during the three and six months ended June 30, 2020, compared to the same periods in the prior year, were driven by the temporary suspension of operations at a significant portion of our owned and leased portfolio as well as low demand, both due to the impact of the COVID-19 pandemic.
During the three and six months ended June 30, 2020, no properties were removed from the comparable owned and leased hotels results.
Owned and leased hotels segment Adjusted EBITDA.

	Three Months Ended June 30,
	2020	2019	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$(68)	$101	$(169)	(168.0)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(10)	14	(24)	(169.7)%
Segment Adjusted EBITDA	$(78)	$115	$(193)	(168.2)%

	Six Months Ended June 30,
	2020	2019	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$(40)	$193	$(233)	(120.7)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(4)	25	(29)	(115.6)%
Segment Adjusted EBITDA	$(44)	$218	$(262)	(120.2)%
Owned and leased hotels Adjusted EBITDA. The decreases in Adjusted EBITDA were primarily driven by the aforementioned decreases in revenues during the three and six months ended June 30, 2020 compared to the same periods in the prior year. Within Adjusted EBITDA, the decreases in revenues were partially offset by decreases in comparable owned and leased hotels expense during the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, primarily driven by a reduction of payroll and related costs due to the temporary suspension of hotel operations at a number of hotels. Adjusted EBITDA at our non-comparable owned and leased hotels decreased $12 million and $24 million during the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, respectively, driven by the disposition of Hyatt Regency Atlanta in 2019.

Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA. Our pro rata share of Adjusted EBITDA from our unconsolidated hospitality ventures decreased during the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily driven by the COVID-19 pandemic.
Americas management and franchising segment.
Revenues, full service and select service RevPAR, and Adjusted EBITDA decreased significantly during the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, driven by the impact of the COVID-19 pandemic beginning in March 2020. At March 31, 2020, 51% of our Americas full service hotels and 91% of Americas select service hotels were open. Throughout the second quarter, operations have resumed across the portfolio, with 61% of our Americas full service hotels and 93% of Americas select service hotels open at June 30, 2020.

Americas management and franchising segment revenues.

	Three Months Ended June 30,
	2020	2019	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$8	$119	$(111)	(92.8)%
Contra revenue	(4)	(3)	(1)	(27.0)%
Other revenues	2	19	(17)	(90.7)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	186	575	(389)	(67.8)%
Total segment revenues	$192	$710	$(518)	(73.1)%

	Six Months Ended June 30,
	2020	2019	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$92	$223	$(131)	(58.8)%
Contra revenue	(8)	(7)	(1)	(19.6)%
Other revenues	29	55	(26)	(47.3)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	670	1,123	(453)	(40.4)%
Total segment revenues	$783	$1,394	$(611)	(43.9)%
The decreases in management, franchise, and other fees and other revenues for the three and six months ended June 30, 2020, compared to the same periods in the prior year, were driven by hotels with suspended operations and lower levels of occupancy due to the COVID-19 pandemic. During the six months ended June 30, 2020, compared to the six months ended June 30, 2019, the aforementioned decrease was partially offset by an $8 million increase in other fees resulting from license fees associated with an amended license agreement for Hyatt Residence Club.
The decreases in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties for the three and six months ended June 30, 2020 compared to the same periods in the prior year, were driven by the impact of the COVID-19 pandemic and the associated suspension of hotel operations at a number of hotels as well as cost containment initiatives in 2020, both of which led to lower reimbursements for payroll and related costs and expenses related to system-wide services provided to managed and franchised properties.

	Three Months Ended June 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2020	vs. 2019 (in constant $)	2020	vs. 2019	2020	vs. 2019 (in constant $)
Americas Full Service	$7	(95.7)%	5.2%	(74.0)% pts	$139	(35.4)%
Americas Select Service	$21	(81.2)%	21.6%	(57.7)% pts	$98	(31.1)%

	Six Months Ended June 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2020	vs. 2019 (in constant $)	2020	vs. 2019	2020	vs. 2019 (in constant $)
Americas Full Service	$61	(62.0)%	29.8%	(45.2)% pts	$206	(4.3)%
Americas Select Service	$48	(54.2)%	39.2%	(35.7)% pts	$123	(12.4)%
The RevPAR decreases at our comparable full service and select service hotels during the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, were due to the COVID-19 pandemic.

During the three and six months ended June 30, 2020, one property left the chain and was removed from the comparable Americas full service system-wide hotel results. During the six months ended June 30, 2020, two properties were removed from the comparable Americas select service system-wide hotel results as one property left the chain and one property is undergoing a significant renovation.
Americas management and franchising segment Adjusted EBITDA.

	Three Months Ended June 30,
	2020	2019	Better / (Worse)
Segment Adjusted EBITDA	$(3)	$102	$(105)	(103.0)%

	Six Months Ended June 30,
	2020	2019	Better / (Worse)
Segment Adjusted EBITDA	$65	$195	$(130)	(66.6)%
The decreases in Adjusted EBITDA were primarily driven by the aforementioned decreases in revenues during the three and six months ended June 30, 2020 compared to the same periods in the prior year, partially offset by reductions in payroll and related costs as a result of cost containment initiatives in 2020.
ASPAC management and franchising segment.
Revenues, full service and select service RevPAR, and Adjusted EBITDA decreased significantly during the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, driven by the impact of the COVID-19 pandemic beginning in late January 2020. At both March 31, 2020 and June 30, 2020, 88% of hotels in ASPAC were open.
ASPAC management and franchising segment revenues.

	Three Months Ended June 30,
	2020	2019	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$6	$32	$(26)	(81.8)%
Contra revenue	(1)	(1)	—	(35.9)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	17	26	(9)	(35.9)%
Total segment revenues	$22	$57	$(35)	(62.2)%

	Six Months Ended June 30,
	2020	2019	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$25	$64	$(39)	(61.5)%
Contra revenue	(2)	(1)	(1)	(29.7)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	44	50	(6)	(12.2)%
Total segment revenues	$67	$113	$(46)	(40.4)%
Management, franchise, and other fees decreased for the three and six months ended June 30, 2020, compared to the same periods in the prior year, primarily driven by the COVID-19 pandemic. The decrease for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was partially offset by an $8 million increase in license fees from sales of branded residential ownership units.
The decreases in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, were driven by lower reimbursements for expenses related to system-wide services provided to managed and franchised properties due to cost containment initiatives in 2020.

	Three Months Ended June 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2020	vs. 2019 (in constant $)	2020	vs. 2019	2020	vs. 2019 (in constant $)
ASPAC Full Service	$29	(79.1)%	24.0%	(49.0)% pts	$121	(36.4)%
ASPAC Select Service	$22	(58.0)%	34.2%	(32.3)% pts	$64	(18.4)%

	Six Months Ended June 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2020	vs. 2019 (in constant $)	2020	vs. 2019	2020	vs. 2019 (in constant $)
ASPAC Full Service	$50	(63.8)%	30.2%	(40.4)% pts	$164	(15.5)%
ASPAC Select Service	$23	(53.1)%	32.4%	(29.4)% pts	$71	(10.7)%
Comparable system-wide hotels RevPAR decreased for three and six months ended June 30, 2020, compared to the same periods in the prior year, driven by decreased inbound travel and low transient demand, as a result of the COVID-19 pandemic.
During the three and six months ended June 30, 2020, three properties were removed from the comparable ASPAC full service system-wide hotel results as two properties left the chain and one property experienced a seasonal closure. During the six months ended June 30, 2020, one property that left the chain was removed from the comparable ASPAC select service system-wide hotel results.
ASPAC management and franchising segment Adjusted EBITDA.

	Three Months Ended June 30,
	2020	2019	Better / (Worse)
Segment Adjusted EBITDA	$(2)	$20	$(22)	(108.3)%

	Six Months Ended June 30,
	2020	2019	Better / (Worse)
Segment Adjusted EBITDA	$6	$40	$(34)	(83.9)%
The decreases in Adjusted EBITDA were primarily driven by the aforementioned decreases in revenues during the three and six months ended June 30, 2020 compared to the same periods in the prior year, partially offset by reductions in payroll and related costs as a result of cost containment initiatives in 2020.
EAME/SW Asia management and franchising segment.
Revenues, full service and select service RevPAR, and Adjusted EBITDA decreased significantly during the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, driven by the impact of the COVID-19 pandemic beginning in March 2020. At March 31, 2020, 52% of our EAME/SW Asia full and select service hotels were open. Throughout the second quarter, operations have started to resume across the portfolio, with 61% of hotels in EAME/SW Asia open at June 30, 2020.
EAME/SW Asia management and franchising segment revenues.

	Three Months Ended June 30,
	2020	2019	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$2	$19	$(17)	(90.4)%
Contra revenue	(2)	(2)	—	(1.9)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	12	17	(5)	(28.0)%
Total segment revenues	$12	$34	$(22)	(64.2)%

	Six Months Ended June 30,
	2020	2019	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$12	$37	$(25)	(67.5)%
Contra revenue	(3)	(3)	—	(25.6)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	32	34	(2)	(3.3)%
Total segment revenues	$41	$68	$(27)	(39.8)%
The decreases in management, franchise, and other fees during the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, were driven by the COVID-19 pandemic.
The decreases in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, were driven by lower reimbursements for expenses related to system-wide services provided to managed and franchised properties due to cost containment initiatives in 2020.

	Three Months Ended June 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2020	vs. 2019 (in constant $)	2020	vs. 2019	2020	vs. 2019 (in constant $)
EAME/SW Asia Full Service	$8	(93.9)%	6.4%	(60.6)% pts	$123	(35.4)%
EAME/SW Asia Select Service	$13	(80.2)%	14.6%	(57.8)% pts	$89	(1.5)%

	Six Months Ended June 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2020	vs. 2019 (in constant $)	2020	vs. 2019	2020	vs. 2019 (in constant $)
EAME/SW Asia Full Service	$48	(60.2)%	28.8%	(37.1)% pts	$167	(9.1)%
EAME/SW Asia Select Service	$33	(47.8)%	36.4%	(32.9)% pts	$90	(0.6)%
Comparable system-wide hotels RevPAR decreased during the three and six months ended June 30, 2020, compared to June 30, 2019, due to the COVID-19 pandemic.
During the three and six months ended June 30, 2020, no properties were removed from the comparable EAME/SW Asia full and select service system-wide hotel results.
EAME/SW Asia management and franchising segment Adjusted EBITDA.

	Three Months Ended June 30,
	2020	2019	Better / (Worse)
Segment Adjusted EBITDA	$(11)	$11	$(22)	(201.4)%

	Six Months Ended June 30,
	2020	2019	Better / (Worse)
Segment Adjusted EBITDA	$(10)	$21	$(31)	(148.6)%
The decreases in Adjusted EBITDA during the three and six months ended June 30, 2020, compared to the same periods in the prior year, were primarily driven by the aforementioned decreases in revenues as well as an $8 million increase in selling, general, and administrative expenses for reserves recorded on certain receivables, partially offset by reduced payroll and related costs as a result of cost containment initiatives in 2020.

Corporate and other.

	Three Months Ended June 30,
	2020	2019	Better / (Worse)
Revenues	$4	$15	$(11)	(72.3)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	1	(1)	(86.9)%
Adjusted EBITDA	(23)	(37)	14	39.0%

	Six Months Ended June 30,
	2020	2019	Better / (Worse)
Revenues	$18	$30	$(12)	(38.4)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	2	2	—	(38.0)%
Adjusted EBITDA	(50)	(77)	27	34.6%
Revenues decreased during the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, primarily driven by decreases in Exhale operations impacted by the COVID-19 pandemic as well as decreases in revenue from point transfers related to our co-branded credit card program.
Adjusted EBITDA increased during the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, primarily due to reductions in payroll and related costs as a result of cost containment initiatives in 2020 and integration related costs incurred in 2019 associated with the acquisition of Two Roads.
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

The table below provides a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA:

	Three Months Ended June 30,
	2020	2019	Change
Net income (loss) attributable to Hyatt Hotels Corporation	$(236)	$86	$(322)	(376.0)%
Interest expense	35	20	15	70.0%
(Benefit) provision for income taxes	(94)	19	(113)	(587.6)%
Depreciation and amortization	73	83	(10)	(11.4)%
EBITDA	(222)	208	(430)	(207.0)%
Contra revenue	7	6	1	20.6%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(215)	(619)	404	65.4%
Costs incurred on behalf of managed and franchised properties	235	633	(398)	(62.9)%
Equity (earnings) losses from unconsolidated hospitality ventures	23	(6)	29	508.3%
Stock-based compensation expense	2	4	(2)	(62.8)%
Asset impairments	49	1	48	NM
Other (income) loss, net	14	(28)	42	150.7%
Pro rata share of unconsolidated owned and leased hospitality ventures Adjusted EBITDA	(10)	14	(24)	(169.7)%
Adjusted EBITDA	$(117)	$213	$(330)	(154.6)%

	Six Months Ended June 30,
	2020	2019	Change
Net income (loss) attributable to Hyatt Hotels Corporation	$(339)	$149	$(488)	(327.9)%
Interest expense	52	39	13	31.5%
(Benefit) provision for income taxes	(129)	39	(168)	(433.4)%
Depreciation and amortization	153	163	(10)	(5.9)%
EBITDA	(263)	390	(653)	(167.5)%
Contra revenue	13	11	2	21.8%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(748)	(1,209)	461	38.2%
Costs incurred on behalf of managed and franchised properties	790	1,238	(448)	(36.2)%
Equity (earnings) losses from unconsolidated hospitality ventures	25	(3)	28	997.1%
Stock-based compensation expense	17	24	(7)	(29.1)%
Gains on sales of real estate	(8)	(1)	(7)	(765.9)%
Asset impairments	52	4	48	NM
Other (income) loss, net	95	(79)	174	220.0%
Pro rata share of unconsolidated owned and leased hospitality ventures Adjusted EBITDA	(4)	25	(29)	(115.6)%
Adjusted EBITDA	$(31)	$400	$(431)	(107.7)%

Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments, and cash generated from our operations. As part of our long-term business strategy, we use net proceeds from dispositions to support our acquisitions and new investment opportunities as well as return capital to our shareholders when appropriate. If we deem necessary, we borrow cash under our revolving credit facility or from other third-party sources and may also raise funds by issuing debt or equity securities. We maintain a cash investment policy that emphasizes preservation of capital.
The COVID-19 pandemic and related travel restrictions and other containment efforts have had a significant impact on the travel industry and, as a result, on our business, results of operations, and cash flows. Given the uncertainty and dynamic nature of the situation, we cannot currently estimate the ultimate financial impact of the COVID-19 pandemic and have therefore taken significant actions to manage operating expenses and cash flows consistent with business needs and demand levels. Those actions include the reduction of (i) capital expenditures; (ii) selling, general, and administrative expenses, including permanent reductions in staffing levels consistent with reduced revenue expectations; (iii) a significant portion of owned and leased hotels expenses; (iv) costs incurred on behalf of our third-party owners; and (v) the suspension of our quarterly dividend and all share repurchases.
In addition, on April 21, 2020, we entered into the Revolver Amendment and issued the 2025 Notes and the 2030 Notes. See our Current Reports on Form 8-K filed with the SEC on April 21, 2020 and April 24, 2020, respectively, for more information related to our revolving credit facility amendment and notes offering. Based on these actions, we believe that our cash position, short-term investments, and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives for the foreseeable future. Our cash burn for the three months ended June 30, 2020 was lower than expected, due in large part to fewer working capital needs from third-party owners and improved cash management at owned hotels. Based on these results, assuming no improvement in operating conditions, we believe we have sufficient liquidity to fund our operations for at least the next 36 months at second quarter 2020 demand levels.
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
Recent Transactions Affecting our Liquidity and Capital Resources
During the six months ended June 30, 2020 and June 30, 2019, various transactions impacted our liquidity. See "—Sources and Uses of Cash."
Sources and Uses of Cash

	Six Months Ended June 30,
	2020	2019
Cash provided by (used in):
Operating activities	$(330)	$179
Investing activities	(44)	(95)
Financing activities	786	(143)
Effect of exchange rate changes on cash	4	4
Net increase (decrease) in cash, cash equivalents, and restricted cash	$416	$(55)
Cash Flows from Operating Activities
Cash provided by (used in) operating activities decreased by $509 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease was primarily due to a decline in performance in our management and franchising and owned and leased hotels segments which were negatively impacted by the COVID-19 pandemic and the settlement of our outstanding interest rate locks for $61 million upon issuance of the 2030 Notes.

Cash Flows from Investing Activities
During the six months ended June 30, 2020:

•	We invested $88 million in capital expenditures (see "—Capital Expenditures").

•	We invested $47 million in unconsolidated hospitality ventures.

•	We received $72 million of proceeds related to the disposition of a 60% ownership interest in certain subsidiaries that are developing a hotel, parking, and retail space in Philadelphia, Pennsylvania.

•	We received $7 million of net proceeds from the sale of marketable securities and short-term investments.

•	We received $6 million of proceeds from the sale of a commercial building in Omaha, Nebraska.
During the six months ended June 30, 2019:

•	We invested $146 million in capital expenditures (see "—Capital Expenditures").

•	We acquired land for $15 million from an unrelated third party.

•	We received $55 million of net proceeds from the sale of marketable securities and short-term investments.

•	We received $23 million of proceeds from the sale of our ownership interest in an equity method investment.
Cash Flows from Financing Activities
During the six months ended June 30, 2020:

•	We issued our 2025 and 2030 Notes and received approximately $890 million of net proceeds, after deducting $10 million of underwriting discounts and other offering expenses.

•	We repurchased 827,643 shares of Class A common stock for an aggregate purchase price of $69 million.

•	We paid a first quarter $0.20 per share cash dividend on Class A and Class B common stock totaling $20 million.

•	We borrowed $400 million and repaid $400 million on our revolving credit facility.
During the six months ended June 30, 2019:

•	We repurchased 2,052,536 shares of Class A common stock for an aggregate purchase price of $147 million.

•	We paid two quarterly $0.19 per share cash dividends on Class A and Class B common stock totaling $40 million.

•	We paid $24 million of contingent consideration as a result of the acquisition of Two Roads.

•	We borrowed $120 million repaid $40 million on our revolving credit facility.

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

	June 30, 2020	December 31, 2019
Consolidated debt (1)	$2,500	$1,623
Stockholders' equity	3,490	3,962
Total capital	5,990	5,585
Total debt to total capital	41.7%	29.1%
Consolidated debt (1)	2,500	1,623
Less: cash and cash equivalents and short-term investments	(1,503)	(961)
Net consolidated debt	$997	$662
Net debt to total capital	16.6%	11.9%
(1) Excludes approximately $609 million and $572 million of our share of unconsolidated hospitality venture indebtedness at June 30, 2020 and December 31, 2019, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements.
Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance and technology, enhancements to existing properties, and investment in new properties under development or recently opened. We have been, and will continue to be, prudent with respect to our capital spending, taking into account our cash flow from operations. In 2020, we have reduced discretionary capital expenditures as a result of the COVID-19 pandemic.

	Six Months Ended June 30,
	2020	2019
Maintenance and technology	$16	$30
Enhancements to existing properties	43	58
Investment in new properties under development or recently opened	29	58
Total capital expenditures	$88	$146
As noted above, in response to the COVID-19 pandemic and impact to our business, we have taken actions to reduce capital expenditures in 2020. The decrease in maintenance and technology expenditures is driven by decreased technology spending. The decrease in enhancements to existing properties is driven by a decrease in discretionary hotel renovations. The decrease in investment in new properties under development or recently opened is primarily driven by a decrease in renovation spend at two Miraval properties.
Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes at June 30, 2020, as described in Part I, Item 1 "Financial Statements—Note 10 to the Condensed Consolidated Financial Statements." Interest on the Senior Notes is payable semi-annually.

Principal amount
2021 Notes	$250
2023 Notes	350
2025 Notes	450
2026 Notes	400
2028 Notes	400
2030 Notes	450
Total Senior Notes	$2,300
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at June 30, 2020.

On April 21, 2020, we issued the 2025 Notes and the 2030 Notes. See Part I, Item 1 "Financial Statements—Note 10 to the Condensed Consolidated Financial Statements" and our Current Reports on Form 8-K filed with the SEC on April 21, 2020 and April 24, 2020, respectively, for more information related to our Notes offering.
Revolving Credit Facility
The revolving credit facility is intended to provide financing for working capital and general corporate purposes, including permitted investments and acquisitions. At June 30, 2020 and December 31, 2019, we had no balance outstanding. See Part I, Item 1 "Financial Statements—Note 10 to the Condensed Consolidated Financial Statements."
We are in compliance with all applicable covenants under the revolving credit facility at June 30, 2020.
On April 21, 2020, we entered into the Revolver Amendment. See Part I, Item 1 "Financial Statements—Note 10 to the Condensed Consolidated Financial Statements" and our Current Report on Form 8-K filed with the SEC on April 21, 2020 for more information related to the Revolver Amendment.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $255 million and $263 million in letters of credit issued directly with financial institutions outstanding at June 30, 2020 and December 31, 2019, respectively. These letters of credit had weighted-average fees of approximately 144 basis points and a range of maturity of up to approximately two years at June 30, 2020.
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
Loyalty Program Future Redemption Obligation
We utilize an actuary to assist with the valuation of the deferred revenue liability related to the loyalty program. As a result of the impact of the COVID-19 pandemic, we revised our estimate of the anticipated timing of our future point redemptions over the next 12 months, which resulted in a $134 million reclassification of our deferred revenue liability related to the loyalty program from current at December 31, 2019 to long-term at June 30, 2020.
Goodwill and Indefinite-Lived Intangible Assets

Historically, changes in estimates used in our goodwill and indefinite-lived intangible asset valuations have not resulted in material impairment charges in subsequent periods. However, the extent, duration, and magnitude of the COVID-19 pandemic will depend on factors such as the impact of the pandemic on global and regional economies, travel, and economic activity, as well as actions taken by governments, businesses, and individuals in response to the pandemic or any resurgence. At June 30, 2020, a 10% decline in the underlying cash flows or a 1% increase in the discount rates or terminal capitalization rates would not result in an impairment of goodwill or indefinite-lived intangible assets as we have sufficient coverage in excess of our carrying values. However, future impacts of the COVID-19 pandemic are highly uncertain and difficult to predict, and the loss of management agreement contracts or changes in our intent with respect to certain assets could result in future impairment charges of up to $20 million for certain indefinite-lived intangible assets.
Property and Equipment and Operating Lease Right-of-Use Assets

We assess property and equipment and operating lease right-of-use assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing to the projected undiscounted cash flows of the asset. At June 30, 2020, all of our property and equipment and operating lease right-of-use assets were supportable. However, as noted above, the impacts of the COVID-19 pandemic are highly uncertain and difficult to predict, and they may change the estimates and assumptions used in our cash flow projections, which could result in future impairment charges.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At June 30, 2020, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
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
On April 21, 2020, we settled the outstanding interest rate locks upon issuance of the 2030 Notes. See Part I, Item 1 "Financial Statements—Note 10 to the Condensed Consolidated Financial Statements" and had no outstanding interest rate locks at June 30, 2020. At June 30, 2020 and December 31, 2019, we did not hold any interest rate swap contracts.
The following table sets forth the contractual maturities and the total fair values at June 30, 2020 for our financial instruments materially affected by interest rate risk:

	Maturities by Period
	2020	2021	2022	2023	2024	Thereafter	Total carrying amount (1)	Total fair value
Fixed-rate debt	$5	$255	$5	$355	$6	$1,852	$2,478	$2,600
Average interest rate (2)							4.89%
Floating-rate debt	$—	$4	$4	$3	$3	$22	$36	$41
Average interest rate (2)							6.92%
(1) Excludes $10 million of finance lease obligations and $24 million of unamortized discounts and deferred financing fees.
(2) Average interest rate at June 30, 2020.
Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. The U.S. dollar equivalents of the notional amounts of the outstanding forward contracts, the majority of which relate to intercompany transactions, with terms of less than one year, were $163 million and $194 million at June 30, 2020 and December 31, 2019, respectively.
We intend to offset the gains and losses related to our third-party debt and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income (loss). Our exposure to market risk has not materially changed from what we previously disclosed in our 2019 Form 10-K.
For the three and six months ended June 30, 2020, the effects of these derivative instruments resulted in a net loss of $1 million and a net gain of $7 million, respectively, recognized in other income (loss), net on our condensed consolidated statements of income (loss). For the three and six months ended June 30, 2019, the effects of these derivative instruments resulted in net gains of $4 million and $5 million, respectively, recognized in other income (loss), net of our condensed consolidated statements of income (loss). We offset the gains and losses on our foreign currency forward contracts with gains and losses related to our intercompany loans and transactions, such that there is a negligible effect to net income (loss).

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
Item 1A. Risk Factors.
At June 30, 2020, there have been no material changes from the risk factors previously disclosed in response to Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Item 1A to Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A common stock during the quarter ended June 30, 2020:

	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
April 1 to April 30, 2020	—	$—	—	$927,760,966
May 1 to May 31, 2020	—	$—	—	$927,760,966
June 1 to June 30, 2020	—	$—	—	$927,760,966
Total	—	$—	—

(1)
On each of October 30, 2018 and December 18, 2019, we announced the approvals of the expansions of our share repurchase program. Under each approval, we are authorized to purchase up to an additional $750 million of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. The repurchase program does not have an expiration date. At June 30, 2020, we had approximately $928 million remaining under the share repurchase authorization. We suspended all share repurchase activity effective March 3, 2020 through the first quarter of 2021.

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
Fourth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 21, 2020)

+10.2
Hyatt Hotels Corporation Second Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 21, 2020)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Hyatt Hotels Corporation

Date:	August 4, 2020	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

Hyatt Hotels Corporation

Date:	August 4, 2020	By:	/s/ Joan Bottarini
Joan Bottarini
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)