Form 10-Q
period 2020-09-30
Hyatt Hotels Corp
filed 2020-11-05
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
At October 30, 2020, there were 38,479,041 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 62,696,948 shares of the registrant's Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
REVENUES:
Owned and leased hotels	$80	$430	$422	$1,390
Management, franchise, and other fees	52	148	180	447
Amortization of management and franchise agreement assets constituting payments to customers	(7)	(5)	(20)	(16)
Net management, franchise, and other fees	45	143	160	431
Other revenues	7	25	45	98
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	267	617	1,015	1,826
Total revenues	399	1,215	1,642	3,745
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	131	346	495	1,070
Depreciation and amortization	80	85	233	248
Other direct costs	9	28	50	103
Selling, general, and administrative	69	83	217	306
Costs incurred on behalf of managed and franchised properties	278	633	1,068	1,871
Direct and selling, general, and administrative expenses	567	1,175	2,063	3,598
Net gains and interest income from marketable securities held to fund rabbi trusts	22	—	23	41
Equity losses from unconsolidated hospitality ventures	(20)	(5)	(45)	(2)
Interest expense	(35)	(19)	(87)	(58)
Gains on sales of real estate	—	373	8	374
Asset impairments	—	(9)	(52)	(13)
Other income (loss), net	(19)	25	(114)	104
INCOME (LOSS) BEFORE INCOME TAXES	(220)	405	(688)	593
BENEFIT (PROVISION) FOR INCOME TAXES	59	(109)	188	(148)
NET INCOME (LOSS)	(161)	296	(500)	445
NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$(161)	$296	$(500)	$445
EARNINGS (LOSSES) PER SHARE—Basic
Net income (loss)	$(1.59)	$2.84	$(4.93)	$4.23
Net income (loss) attributable to Hyatt Hotels Corporation	$(1.59)	$2.84	$(4.93)	$4.23
EARNINGS (LOSSES) PER SHARE—Diluted
Net income (loss)	$(1.59)	$2.80	$(4.93)	$4.17
Net income (loss) attributable to Hyatt Hotels Corporation	$(1.59)	$2.80	$(4.93)	$4.17

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income (loss)	$(161)	$296	$(500)	$445
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax expense (benefit) of $1 for the three and nine months ended September 30, 2020 and $(1) for the three and nine months ended September 30, 2019, respectively	15	(27)	(17)	(27)
Unrealized gains (losses) on derivative activity, net of tax benefit of $— and $(9) for the three and nine months ended September 30, 2020 and $(3) and $(7) for the three and nine months ended September 30, 2019, respectively	2	(9)	(24)	(21)
Other comprehensive income (loss)	17	(36)	(41)	(48)
COMPREHENSIVE INCOME (LOSS)	(144)	260	(541)	397
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$(144)	$260	$(541)	$397

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,778	$893
Restricted cash	12	150
Short-term investments	310	68
Receivables, net of allowances of $46 and $32 at September 30, 2020 and December 31, 2019, respectively	322	421
Inventories	14	12
Prepaids and other assets	42	134
Prepaid income taxes	160	28
Total current assets	2,638	1,706
Equity method investments	260	232
Property and equipment, net	3,178	3,456
Financing receivables, net of allowances of $107 and $100 at September 30, 2020 and December 31, 2019, respectively	32	35
Operating lease right-of-use assets	485	493
Goodwill	288	326
Intangibles, net	412	437
Deferred tax assets	243	144
Other assets	1,689	1,588
TOTAL ASSETS	$9,225	$8,417
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$260	$11
Accounts payable	101	150
Accrued expenses and other current liabilities	228	304
Current contract liabilities	246	445
Accrued compensation and benefits	103	144
Current operating lease liabilities	32	32
Total current liabilities	970	1,086
Long-term debt	2,981	1,612
Long-term contract liabilities	643	475
Long-term operating lease liabilities	390	393
Other long-term liabilities	888	884
Total liabilities	5,872	4,450
Commitments and contingencies (see Note 13)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of September 30, 2020 and December 31, 2019	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 38,466,898 issued and outstanding at September 30, 2020, and Class B common stock, $0.01 par value per share, 394,691,360 shares authorized, 62,696,948 shares issued and outstanding at September 30, 2020. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 36,109,179 issued and outstanding at December 31, 2019, and Class B common stock, $0.01 par value per share, 397,457,686 shares authorized, 65,463,274 shares issued and outstanding at December 31, 2019	1	1
Additional paid-in capital	7	—
Retained earnings	3,592	4,170
Accumulated other comprehensive loss	(250)	(209)
Total stockholders' equity	3,350	3,962
Noncontrolling interests in consolidated subsidiaries	3	5
Total equity	3,353	3,967
TOTAL LIABILITIES AND EQUITY	$9,225	$8,417
See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(500)	$445
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gains on sales of real estate	(8)	(374)
Depreciation and amortization	233	248
Release of contingent consideration liability	—	(29)
Amortization of share awards	24	32
Amortization of operating lease right-of-use assets	23	28
Deferred income taxes	(59)	32
Asset impairments	52	13
Equity losses from unconsolidated hospitality ventures	45	2
Amortization of management and franchise agreement assets constituting payments to customers	20	16
Unrealized (gains) losses, net	36	(23)
Working capital changes and other	(329)	(116)
Net cash provided by (used in) operating activities	(463)	274
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(622)	(196)
Proceeds from marketable securities and short-term investments	399	255
Contributions to equity method and other investments	(57)	(39)
Return of equity method and other investments	5	26
Acquisitions, net of cash acquired	—	(18)
Capital expenditures	(104)	(244)
Proceeds from sales of real estate, net of cash disposed	78	461
Proceeds from financing receivables	—	46
Other investing activities	(17)	7
Net cash provided by (used in) investing activities	(318)	298
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, net of issuance costs of $15 and $— for the nine months ended September 30, 2020 and September 30, 2019, respectively	2,035	180
Repayments of debt	(405)	(187)
Repurchases of common stock	(69)	(280)
Contingent consideration paid	—	(24)
Dividends paid	(20)	(60)
Other financing activities	(14)	(9)
Net cash provided by (used in) financing activities	1,527	(380)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1	6
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	747	198
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—BEGINNING OF YEAR	1,063	622
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—END OF PERIOD	$1,810	$820

See accompanying Notes to condensed consolidated financial statements.
Supplemental disclosure of cash flow information:

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$1,778	$660
Restricted cash (1)	12	140
Restricted cash included in other assets (1)	20	20
Total cash, cash equivalents, and restricted cash	$1,810	$820

(1) Restricted cash generally represents sales proceeds pursuant to like-kind exchanges, debt service on bonds, escrow deposits, and other arrangements.

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash paid during the period for interest	$73	$78
Cash paid during the period for income taxes	$54	$52
Cash paid for amounts included in the measurement of operating lease liabilities	$32	$38
Non-cash investing and financing activities are as follows:
Non-cash contributions to equity method and other investments (see Note 7, Note 13)	$33	$8
Change in accrued capital expenditures	$(7)	$11
Non-cash right-of-use assets obtained in exchange for operating lease liabilities (see Note 7)	$14	$8

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions except share and per share amounts)
(Unaudited)

	Common Shares Outstanding		Common Stock Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries	Total
	Class A	Class B	Class A	Class B
BALANCE—January 1, 2019	39,507,817	67,115,828	$1	$—	$50	$3,819	$(200)	$7	$3,677
Total comprehensive income	—	—	—	—	—	63	(10)	—	53
Noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Repurchase of common stock	(1,452,858)	—	—	—	(71)	(31)	—	—	(102)
Employee stock plan issuance	19,245	—	—	—	1	—	—	—	1
Share-based payment activity	326,972	—	—	—	20	—	—	—	20
Cash dividends of $0.19 per share (see Note 14)	—	—	—	—	—	(20)	—	—	(20)
BALANCE—March 31, 2019	38,401,176	67,115,828	1	—	—	3,831	(210)	6	3,628
Total comprehensive income	—	—	—	—	—	86	(2)	—	84
Noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Repurchase of common stock	(599,678)	—	—	—	(1)	(44)	—	—	(45)
Directors compensation	—	—	—	—	1	—	—	—	1
Employee stock plan issuance	20,523	—	—	—	1	—	—	—	1
Share-based payment activity	44,993	—	—	—	(1)	—	—	—	(1)
Cash dividends of $0.19 per share (see Note 14)	—	—	—	—	—	(20)	—	—	(20)
BALANCE—June 30, 2019	37,867,014	67,115,828	1	—	—	3,853	(212)	5	3,647
Total comprehensive income	—	—	—	—	—	296	(36)	—	260
Repurchase of common stock	(1,099,507)	(677,384)	—	—	(7)	(126)	—	—	(133)
Employee stock plan issuance	20,026	—	—	—	2	—	—	—	2
Share-based payment activity	23,841	—	—	—	5	—	—	—	5
Cash dividends of $0.19 per share (see Note 14)	—	—	—	—	—	(20)	—	—	(20)
BALANCE—September 30, 2019	36,811,374	66,438,444	$1	—	$—	$4,003	$(248)	$5	$3,761

BALANCE—December 31, 2019	36,109,179	65,463,274	$1	$—	$—	$4,170	$(209)	$5	$3,967
Cumulative effect of accounting changes, net of tax (see Note 3)	—	—	—	—	—	(1)	—	—	(1)
BALANCE—January 1, 2020	36,109,179	65,463,274	$1	$—	$—	$4,169	$(209)	$5	$3,966
Total comprehensive loss	—	—	—	—	—	(103)	(76)	—	(179)
Noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Repurchase of common stock	(827,643)	—	—	—	(12)	(57)	—	—	(69)
Employee stock plan issuance	16,654	—	—	—	1	—	—	—	1
Share-based payment activity	271,863	—	—	—	11	—	—	—	11
Cash dividends of $0.20 per share (see Note 14)	—	—	—	—	—	(20)	—	—	(20)
BALANCE—March 31, 2020	35,570,053	65,463,274	1	—	—	3,989	(285)	3	3,708
Total comprehensive loss	—	—	—	—	—	(236)	18	—	(218)
Employee stock plan issuance	35,338	—	—	—	2	—	—	—	2
Share-based payment activity	74,047	—	—	—	1	—	—	—	1
Class share conversions	2,435,243	(2,435,243)	—	—	—	—	—	—	—
BALANCE—June 30, 2020	38,114,681	63,028,031	1	—	3	3,753	(267)	3	3,493
Total comprehensive loss	—	—	—	—	—	(161)	17	—	(144)
Share-based payment activity	9,506	—	—	—	4	—	—	—	4
Employee stock plan issuance	11,628	—	—	—	—	—	—	—	—
Class share conversions	331,083	(331,083)	—	—	—	—	—	—	—
BALANCE—September 30, 2020	38,466,898	62,696,948	$1	$—	$7	$3,592	$(250)	$3	$3,353
See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)

1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively "Hyatt Hotels Corporation") provide hospitality and other services on a worldwide basis through the development, ownership, operation, management, franchising, and licensing of hospitality and wellness-related businesses. We develop, own, operate, manage, franchise, license, or provide services to a portfolio of properties, consisting of full service hotels, select service hotels, resorts, and other properties, including branded spas and fitness studios, timeshare, fractional, and other forms of residential, vacation, and condominium ownership units. At September 30, 2020, (i) we operated or franchised 462 full service hotels, comprising 158,731 rooms throughout the world, (ii) we operated or franchised 493 select service hotels, comprising 70,562 rooms, of which 418 hotels are located in the United States, and (iii) we franchised 8 all-inclusive Hyatt-branded resorts, comprising 3,153 rooms. At September 30, 2020, our portfolio of properties operated in 67 countries around the world. Additionally, through strategic relationships, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other tradenames or marks owned by such hotel or licensed by third parties.
As used in these Notes and throughout this Quarterly Report on Form 10-Q, (i) the terms "Hyatt," "Company," "we," "us," or "our" mean Hyatt Hotels Corporation and its consolidated subsidiaries, (ii) the term "properties" refers to hotels, resorts, and other properties, including branded spas and fitness studios, and residential, vacation, and condominium ownership units that we develop, own, operate, manage, franchise, or to which we provide services or license our trademarks, (iii) "Hyatt portfolio of properties" or "portfolio of properties" refers to hotels, resorts, and other properties that we develop, own, operate, manage, franchise, license, or provide services to, including under the Park Hyatt, Miraval, Grand Hyatt, Alila, Andaz, The Unbound Collection by Hyatt, Destination, Hyatt Regency, Hyatt, Hyatt Ziva, Hyatt Zilara, Thompson Hotels, Hyatt Centric, Caption by Hyatt, Joie de Vivre, Hyatt House, Hyatt Place, tommie, Hyatt Residence Club, and Exhale brands, (iv) the term "worldwide hotel portfolio" includes our full service hotels, including our wellness resorts, and our select service hotels, (v) the term "worldwide property portfolio" includes our all-inclusive resorts, branded spas and fitness studios, and residential, vacation, and condominium ownership units in addition to our worldwide hotel portfolio, and (vi) the term "hospitality ventures" refers to entities in the hospitality industry in which we own less than a 100% equity interest.
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

2.    IMPACT OF THE COVID-19 PANDEMIC
Overview
The COVID-19 pandemic and related travel restrictions and containment efforts have had a significant impact on the travel industry and, as a result, on our business. The impact began in the first quarter of 2020 and has continued throughout 2020. As a result, our financial results for the current interim period, and for the foreseeable future, are not comparable to past performance or indicative of long-term future performance.
Financial Impact
We evaluate our goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year and at interim dates, if indicators of impairment exist. Given the impact the COVID-19 pandemic is having on our industry, we concluded that indicators of impairment existed during the nine months ended September 30, 2020 for certain goodwill reporting units and indefinite-lived intangibles, and we updated our previous cash flow assumptions based on the current demand trends, historical experiences, and our future expectations for these reporting units and indefinite-lived intangibles. Our assumptions are subject to inherent risk and uncertainty due to the ongoing impact of the COVID-19 pandemic on the hospitality industry. Based on our discounted cash flow analyses, the carrying values of certain reporting units were in excess of the fair values, which were determined to be Level Three fair value measurements, and we recognized $38 million of goodwill impairment charges during the nine months ended September 30, 2020 (see Note 8). The impairment charges were recognized in asset impairments on our condensed consolidated statements of income (loss) within the owned and leased hotels segment. We concluded that there were no impairments of indefinite-lived intangible assets during the nine months ended September 30, 2020. We will continue to monitor the impact the COVID-19 pandemic is having on our business and the valuations of our goodwill and indefinite-lived intangible assets.
We evaluate property and equipment, operating lease right-of-use assets, definite-lived intangible assets, and equity method investments for impairment quarterly. For the nine months ended September 30, 2020, we assessed the recoverability of the net book value of property and equipment, operating lease right-of-use assets, and definite-lived intangible assets and determined that the carrying value of certain assets were not fully recoverable. We then estimated the fair value of these assets and determined that the carrying values were in excess of the fair values. Our analyses incorporated cash flow assumptions based on current economic trends, historical experience, and future growth projections, and the fair value measurements were determined to be Level Three fair value measurements. Based on our analyses and contract terminations, during the nine months ended September 30, 2020, we recognized $14 million of impairment charges related to property and equipment, operating lease right-of-use assets, and management agreement intangibles. The impairment charges were recognized in asset impairments on our condensed consolidated statements of income (loss), primarily within corporate and other. For our equity method investments, we considered the impact of the COVID-19 pandemic on the underlying operations of the investments to determine whether there were any indications that the declines in value were other than temporary and none were identified.
In assessing our financial assets for credit losses, we considered the impact of the COVID-19 pandemic. As a result of our analyses, during the three and nine months ended September 30, 2020, we recognized $6 million and $19 million, respectively, of accounts receivable reserves in selling, general, and administrative expenses on our condensed consolidated statements of income (loss). During the three and nine months ended September 30, 2020, we recognized $7 million and $12 million, respectively, of credit losses related to certain of our held-to-maturity ("HTM") debt securities and financing receivables, of which $1 million and $6 million was offset by interest income recognized in the same periods (see Notes 5 and 6). The credit losses and interest income were both recognized in other income (loss), net on our condensed consolidated statements of income (loss). During the three and nine months ended September 30, 2020, we recognized $1 million and $14 million, respectively, in credit losses related to a debt repayment guarantee, which has not been funded, in other income (loss), net on our condensed consolidated statements of income (loss) (see Note 13). We will continue to monitor our financial assets for potential credit risk as the impact of the COVID-19 pandemic evolves.

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
Debt and Equity Securities—Excluding equity method investments, debt and equity securities consist of various investments:
•Equity securities consist of interest-bearing money market funds, mutual funds, common shares, and preferred shares. Equity securities with a readily determinable fair value are recorded at fair value on our condensed consolidated balance sheets based on listed market prices or dealer quotations where available. Equity securities without a readily determinable fair value are recorded at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Net gains and losses, both realized and unrealized, and impairment charges on equity securities are recognized in other income (loss), net on our condensed consolidated statements of income (loss).
•Debt securities include preferred shares, time deposits, and fixed income securities, including U.S. government obligations, obligations of other government agencies, corporate debt, mortgage-backed and asset-backed securities, and municipal and provincial notes and bonds. Debt securities are classified as trading, available-for-sale ("AFS"), or held-to-maturity.
•Trading securities—recorded at fair value based on listed market prices or dealer price quotations, where available. Net gains and losses, both realized and unrealized, on trading securities are recognized in net gains and interest income from marketable securities held to fund rabbi trusts or other income (loss), net, depending on the nature of the investment, on our condensed consolidated statements of income (loss).
•AFS securities—recorded at fair value based on listed market prices or dealer price quotations, where available. Unrealized gains and losses on AFS debt securities are recognized in accumulated other comprehensive loss on our condensed consolidated balance sheets. Realized gains and losses on AFS debt securities are recognized in other income (loss), net on our condensed consolidated statements of income (loss). AFS securities are assessed quarterly for expected credit losses which are recognized in other income (loss), net on our condensed consolidated statements of income (loss). In determining the reserve for credit losses, we evaluate AFS securities at the individual security level and consider our investment strategy, current market conditions, financial strength of the underlying investments, term to maturity, credit rating, and our intent and ability to sell the securities.
•HTM securities—investments that we have the intent and ability to hold until maturity are recorded at amortized cost, net of expected credit losses. HTM securities are assessed for expected credit losses quarterly, and credit losses are recognized in other income (loss), net on our condensed consolidated statements of income (loss). We evaluate HTM securities individually when determining the reserve for credit losses due to the unique risks associated with each security. In determining the reserve for credit losses, we consider the financial strength of the underlying assets including the current and forecasted performance of the property, term to maturity, credit quality of the owner, and current market conditions.
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
Our financing receivables are composed of individual, unsecured loans and other types of unsecured financing arrangements provided to hotel owners. These financing receivables generally have stated maturities and interest rates, but the repayment terms vary and may be dependent on future cash flows of the hotel. We individually assess all financing receivables for credit losses quarterly and establish a reserve to reflect the net amount expected to be collected. We estimate credit losses based on an analysis of several factors, including current economic conditions, industry trends, and specific risk characteristics of the financing receivable, including capital structure, loan performance, market factors, and the underlying hotel performance. Adjustments to credit losses on financing receivables are recognized in other income (loss), net on our condensed consolidated statements of income (loss).
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
After an allowance for credit losses has been established, we may determine the receivable balance is uncollectible when all commercially reasonable means of recovering the receivable balance have been exhausted. We write off uncollectible balances by reversing the financing receivable and the related allowance for credit losses. For additional information about financing receivables, see Note 6.
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
•Performance and other guarantees—On a quarterly basis, we evaluate the likelihood of funding under a guarantee. To the extent we determine an obligation to fund is both probable and estimable based on performance during the period, we record a separate contingent liability with the offset recognized in other income (loss), net.
•Debt repayment guarantees—At inception of the guarantee and on a quarterly basis, we evaluate the risk of funding under a guarantee. We assess credit risk based on the current and forecasted performance of the underlying property, whether the property owner is current on debt service, the historical performance of the underlying property, and the current market, and we record a separate liability with an offset recognized in other income (loss), net or equity earnings (losses) from unconsolidated hospitality ventures as necessary.
For additional information about guarantees, see Note 13.
Adopted Accounting Standards
Financial Instruments—Credit Losses—In June 2016, the Financial Accounting Standards Board ("FASB") released ASU 2016-13. ASU 2016-13 replaces the existing impairment model for most financial assets from an incurred loss model to a current expected credit loss model, which requires an entity to recognize allowances for credit losses equal to its current estimate of all contractual cash flows the entity does not expect to collect. ASU 2016-13 also requires credit losses relating to AFS debt securities to be recognized through an allowance for credit losses. We adopted ASU 2016-13 on January 1, 2020 utilizing the modified retrospective approach. Upon adoption, we recorded an adjustment of $1 million, net of tax, to opening retained earnings related to our credit loss for accounts receivables, a $12 million increase to our HTM debt securities, and a corresponding $12 million credit loss allowance on our condensed consolidated balance sheets. The adoption of ASU 2016-03 did not materially affect our condensed consolidated statements of income (loss) or our condensed consolidated statements of cash flows, and the adoption adjustments do not reflect the impact of the COVID-19 pandemic, see Note 2.
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

4.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenues
The following tables present our revenues disaggregated by the nature of the product or service:

	Three Months Ended September 30, 2020
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$43	$—	$—	$—	$—	$(2)	$41
Food and beverage	20	—	—	—	—	—	20
Other	19	—	—	—	—	—	19
Owned and leased hotels	82	—	—	—	—	(2)	80

Base management fees	—	12	7	2	—	(2)	19
Incentive management fees	—	—	5	2	—	(1)	6
Franchise fees	—	15	—	—	—	—	15
Other fees	—	1	4	1	1	—	7
License fees	—	1	1	—	3	—	5
Management, franchise, and other fees	—	29	17	5	4	(3)	52
Amortization of management and franchise agreement assets constituting payments to customers	—	(5)	—	(2)	—	—	(7)
Net management, franchise, and other fees	—	24	17	3	4	(3)	45

Other revenues	—	4	—	—	3	—	7

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	234	18	14	1	—	267

Total	$82	$262	$35	$17	$8	$(5)	$399

	Nine Months Ended September 30, 2020
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$236	$—	$—	$—	$—	$(10)	$226
Food and beverage	128	—	—	—	—	—	128
Other	68	—	—	—	—	—	68
Owned and leased hotels	432	—	—	—	—	(10)	422

Base management fees	—	60	16	10	—	(12)	74
Incentive management fees	—	1	8	4	—	(1)	12
Franchise fees	—	47	1	—	—	—	48
Other fees	—	3	8	3	2	—	16
License fees	—	10	9	—	11	—	30
Management, franchise, and other fees	—	121	42	17	13	(13)	180
Amortization of management and franchise agreement assets constituting payments to customers	—	(13)	(2)	(5)	—	—	(20)
Net management, franchise, and other fees	—	108	40	12	13	(13)	160

Other revenues	—	33	—	—	12	—	45

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	904	62	46	3	—	1,015

Total	$432	$1,045	$102	$58	$28	$(23)	$1,642

	Three Months Ended September 30, 2019
	Owned and leased hotels (a)	Americas management and franchising (a)	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other (a)	Eliminations (a)	Total
Rooms revenues	$263	$—	$—	$—	$—	$(11)	$252
Food and beverage	134	—	—	—	—	—	134
Other	44	—	—	—	—	—	44
Owned and leased hotels	441	—	—	—	—	(11)	430

Base management fees	—	56	11	10	—	(13)	64
Incentive management fees	—	13	17	9	—	(6)	33
Franchise fees	—	36	1	—	—	—	37
Other fees	—	2	3	2	1	—	8
License fees	—	1	—	—	5	—	6
Management, franchise, and other fees	—	108	32	21	6	(19)	148
Amortization of management and franchise agreement assets constituting payments to customers	—	(4)	—	(1)	—	—	(5)
Net management, franchise, and other fees	—	104	32	20	6	(19)	143

Other revenues	—	16	—	—	9	—	25

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	565	30	20	2	—	617

Total	$441	$685	$62	$40	$17	$(30)	$1,215
(a) Amounts presented have been adjusted for changes within the segments effective on January 1, 2020 (see Note 17).

	Nine Months Ended September 30, 2019
	Owned and leased hotels (a)	Americas management and franchising (a)	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other (a)	Eliminations (a)	Total
Rooms revenues	$821	$—	$—	$—	$—	$(27)	$794
Food and beverage	461	—	—	—	—	—	461
Other	135	—	—	—	—	—	135
Owned and leased hotels	1,417	—	—	—	—	(27)	1,390

Base management fees	—	175	33	27	—	(40)	195
Incentive management fees	—	46	51	26	—	(17)	106
Franchise fees	—	104	3	—	—	—	107
Other fees	—	3	9	5	4	—	21
License fees	—	3	—	—	15	—	18
Management, franchise, and other fees	—	331	96	58	19	(57)	447
Amortization of management and franchise agreement assets constituting payments to customers	—	(11)	(1)	(4)	—	—	(16)
Net management, franchise, and other fees	—	320	95	54	19	(57)	431

Other revenues	—	71	—	—	26	1	98

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	1,688	80	54	4	—	1,826

Total	$1,417	$2,079	$175	$108	$49	$(83)	$3,745
(a) Amounts presented have been adjusted for changes within the segments effective on January 1, 2020 (see Note 17).
    Contract Balances
Our contract assets, included in receivables, net on our condensed consolidated balance sheets, were insignificant both at September 30, 2020 and December 31, 2019. As our profitability hurdles are generally calculated on a full-year basis, we expect our contract assets to be insignificant through year end.
Contract liabilities are comprised of the following:

	September 30, 2020	December 31, 2019
Deferred revenue related to the loyalty program	$723	$671
Advanced deposits	38	77
Initial fees received from franchise owners	41	41
Deferred revenue related to system-wide services	7	5
Other deferred revenue	80	126
Total contract liabilities	$889	$920

The following table summarizes the activity in our contract liabilities:

	2020	2019
Beginning balance, January 1	$920	$830
Cash received and other	311	490
Revenue recognized	(336)	(459)
Ending balance, June 30	895	861
Cash received and other	114	265
Revenue recognized	(120)	(251)
Ending balance, September 30	$889	$875
Revenue recognized during the three months ended September 30, 2020 and September 30, 2019 included in the contract liabilities balance at the beginning of each year was $57 million and $80 million, respectively. Revenue recognized during the nine months ended September 30, 2020 and September 30, 2019 included in the contract liabilities balance at the beginning of the year was $215 million and $318 million, respectively. This revenue primarily relates to the loyalty program, which is recognized net of redemption reimbursements paid to third parties.
Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $125 million at September 30, 2020, of which we expect to recognize approximately 10% as revenue over the next 12 months and the remainder thereafter.
We did not estimate revenues expected to be recognized related to our unsatisfied performance obligations for the following:
•Deferred revenue related to the loyalty program and revenue from base and incentive management fees as the revenue is allocated to a wholly unperformed performance obligation in a series;
•Revenues related to royalty fees as they are considered sales-based royalty fees;
•Revenues received for free nights granted through our co-branded credit cards as the awards have an original duration of 12 months; and
•Revenues related to advanced bookings at owned and leased hotels as each stay has a duration of 12 months or less.
5.    DEBT AND EQUITY SECURITIES
Equity Method Investments
Equity method investments were $260 million and $232 million at September 30, 2020 and December 31, 2019, respectively.
During the nine months ended September 30, 2019, we recognized $8 million of gains in equity losses from unconsolidated hospitality ventures on our condensed consolidated statements of income (loss) resulting from sales activity related to certain equity method investments within our owned and leased hotels segment. During the three and nine months ended September 30, 2019, we received $2 million and $25 million of related sales proceeds, respectively.

During the three and nine months ended September 30, 2019, we recognized $6 million and $7 million of impairment charges, respectively, primarily related to one unconsolidated hospitality venture in equity losses from unconsolidated hospitality ventures on our condensed consolidated statements of income (loss) as the carrying value was in excess of fair value. The fair value was determined to be a Level Three fair value measure, and the impairment was deemed other-than-temporary.

The following table presents summarized financial information for all unconsolidated hospitality ventures in which we hold an investment accounted for under the equity method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenues	$27	$130	$211	$371
Gross operating profit (loss)	(11)	51	34	139
Income (loss) from continuing operations	(57)	9	(143)	(2)
Net income (loss)	(57)	9	(143)	(2)
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
Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value and included on our condensed consolidated balance sheets, were as follows:

	September 30, 2020	December 31, 2019
Loyalty program (Note 9)	$556	$483
Deferred compensation plans held in rabbi trusts (Note 9 and Note 11)	464	450
Captive insurance companies (Note 9)	158	180
Total marketable securities held to fund operating programs	1,178	1,113
Less: current portion of marketable securities held to fund operating programs included in cash and cash equivalents, short-term investments, and prepaids and other assets	(182)	(219)
Marketable securities held to fund operating programs included in other assets	$996	$894
Net realized and unrealized gains and interest income from marketable securities held to fund the loyalty program are recognized in other income (loss), net on our condensed consolidated statements of income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Loyalty program (Note 19)	$3	$5	$26	$24
Net realized and unrealized gains (losses) and interest income from marketable securities held to fund rabbi trusts are recognized in net gains and interest income from marketable securities held to fund rabbi trusts on our condensed consolidated statements of income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Unrealized gains (losses)	$16	$(2)	$11	$35
Realized gains	6	2	12	6
Net gains and interest income from marketable securities held to fund rabbi trusts	$22	$—	$23	$41
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

Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes are recorded at cost or fair value, depending on the nature of the investment, and are included on our condensed consolidated balance sheets as follows:

	September 30, 2020	December 31, 2019
Interest-bearing money market funds (a)	$763	$147
Time deposits (a)	288	37
Common shares of Playa N.V. (Note 9)	51	102
Total marketable securities held for investment purposes	1,102	286
Less: current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(1,051)	(184)
Marketable securities held for investment purposes included in other assets	$51	$102
(a) A portion of proceeds from our senior notes issuances during the nine months ended September 30, 2020 were reinvested in interest-bearing money market funds and time deposits at September 30, 2020 (see Note 10).

We hold common shares of Playa Hotels & Resorts N.V. ("Playa N.V.") which are accounted for as an equity security with a readily determinable fair value as we do not have the ability to significantly influence the operations of the entity. The fair value of the common shares is classified as Level One in the fair value hierarchy as we are able to obtain market available pricing information. The remeasurement of our investment at fair value resulted in $7 million and $1 million of unrealized gains for the three months ended September 30, 2020 and September 30, 2019, respectively, and $51 million of unrealized losses and $8 million of unrealized gains for the nine months ended September 30, 2020 and September 30, 2019, respectively, recognized in other income (loss), net on our condensed consolidated statements of income (loss) (see Note 19). We did not sell any shares of common stock during the nine months ended September 30, 2020 or September 30, 2019.
Other Investments
HTM Debt Securities—At September 30, 2020 and December 31, 2019, we held $80 million and $58 million, respectively, of investments in HTM debt securities, net of allowances, which are investments in third-party entities that own or are developing certain of our hotels and are recorded within other assets on our condensed consolidated balance sheets. The securities are mandatorily redeemable between 2021 and 2027. At September 30, 2020, our investments were net of allowances of $20 million. The carrying value of our investments approximates fair value. We estimated the fair value of our investments using internally developed discounted cash flow models based on current market inputs for similar types of arrangements. Based on the lack of available market data, our investments are classified as Level Three within the fair value hierarchy. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.
Equity Securities Without a Readily Determinable Fair Value—At September 30, 2020 and December 31, 2019, we held $12 million and $7 million of investments in equity securities without a readily determinable fair value, which represent investments in entities where we do not have the ability to significantly influence the operations of the entity.

Fair Value—We measured the following financial assets at fair value on a recurring basis:

	September 30, 2020	Cash and cash equivalents	Short-term investments	Prepaids and other assets	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$920	$920	$—	$—	$—
Mutual funds	530	—	—	—	530
Common shares	51	—	—	—	51
Level Two - Significant Other Observable Inputs
Commercial paper	1	1	—	—	—
Time deposits	294	2	287	—	5
U.S. government obligations	204	—	6	—	198
U.S. government agencies	52	—	2	—	50
Corporate debt securities	168	—	15	—	153
Mortgage-backed securities	23	—	—	—	23
Asset-backed securities	32	—	—	—	32
Municipal and provincial notes and bonds	5	—	—	—	5
Total	$2,280	$923	$310	$—	$1,047

	December 31, 2019	Cash and cash equivalents	Short-term investments	Prepaids and other assets	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$269	$269	$—	$—	$—
Mutual funds	502	—	—	—	502
Common shares	102	—	—	—	102
Level Two - Significant Other Observable Inputs
Time deposits	47	—	41	—	6
U.S. government obligations	202	—	4	31	167
U.S. government agencies	50	—	3	6	41
Corporate debt securities	161	—	20	18	123
Mortgage-backed securities	23	—	—	4	19
Asset-backed securities	39	—	—	6	33
Municipal and provincial notes and bonds	4	—	—	1	3
Total	$1,399	$269	$68	$66	$996
During the three and nine months ended September 30, 2020 and September 30, 2019, there were no transfers between levels of the fair value hierarchy. We do not have non-financial assets or non-financial liabilities required to be measured at fair value on a recurring basis.

6.    FINANCING RECEIVABLES

	September 30, 2020	December 31, 2019
Unsecured financing to hotel owners	$143	$135
Less: current portion of financing receivables, included in receivables, net	(1)	—
Less: allowance for losses	(110)	(100)
Total long-term financing receivables, net of allowances	$32	$35
Allowance for Losses—The following table summarizes the activity in our unsecured financing receivables allowance:

	2020	2019
Allowance at January 1	$100	$101
Provisions	5	3
Write-offs	—	(4)
Allowance at June 30	105	100
Provisions	5	1
Foreign currency exchange, net	—	(1)
Allowance at September 30	$110	$100
Credit Monitoring—Our unsecured financing receivables were as follows:

	September 30, 2020
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on non-accrual status
Loans	$32	$(1)	$31	$—
Impaired loans (1)	46	(46)	—	46
Total loans	78	(47)	31	46
Other financing arrangements	65	(63)	2	61
Total unsecured financing receivables	$143	$(110)	$33	$107
(1) The unpaid principal balance was $36 million and the average recorded loan balance was $45 million at September 30, 2020.

	December 31, 2019
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on non-accrual status
Loans	$33	$(1)	$32	$—
Impaired loans (2)	43	(43)	—	43
Total loans	76	(44)	32	43
Other financing arrangements	59	(56)	3	56
Total unsecured financing receivables	$135	$(100)	$35	$99
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
Dispositions
Property Under Development—During the nine months ended September 30, 2020, an unrelated third-party invested in certain of our subsidiaries that are developing a hotel, parking, and retail space in Philadelphia, Pennsylvania in exchange for a 60% ownership interest, resulting in the derecognition of the non-financial assets of the subsidiaries. As a result of the transaction, we received $72 million of proceeds, recorded our 40% ownership interest as an equity method investment, and recognized a $4 million pre-tax gain in gains on sales of real estate on our condensed consolidated statements of income (loss) during the nine months ended September 30, 2020. Our $22 million equity method investment was recorded at fair value based on the value contributed by our partner to the unconsolidated hospitality venture. As additional consideration, we received a $5 million investment in an equity security without a readily determinable fair value.
Building—During the nine months ended September 30, 2020, we sold a commercial building in Omaha, Nebraska for $6 million, net of closing costs and proration adjustments. In conjunction with the sale, we entered into a lease for a portion of the building and accounted for the transaction as a sale and leaseback, for which a $4 million operating lease right-of-use asset and related lease liability were recorded on our condensed consolidated balance sheet. The sale resulted in a $4 million pre-tax gain which was recognized in gains on sales of real estate on our condensed consolidated statements of income (loss) during the nine months ended September 30, 2020. The operating lease has a weighted-average remaining term of 9 years and a weighted-average discount rate of 3.25%. The lease includes an option to extend the lease term by 5 years.
Hyatt Regency Atlanta—During the three months ended September 30, 2019, we sold Hyatt Regency Atlanta to an unrelated third party for approximately $346 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. We entered into a long-term management agreement for the property upon sale. The sale resulted in a $272 million pre-tax gain which was recognized in gains on sales of real estate on our condensed consolidated statements of income (loss) during the three and nine months ended September 30, 2019. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.

Land and Lease Assignment—During the three months ended September 30, 2019, we sold the property adjacent to Grand Hyatt San Francisco and assigned the related Apple store lease to an unrelated third party for approximately $115 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. The sale resulted in a $101 million pre-tax gain which was recognized in gains on sales of real estate on our condensed consolidated statements of income (loss) during the three and nine months ended September 30, 2019. The operating results and financial position of this property prior to the sale remain within our owned and leased hotels segment.

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
In conjunction with the sale of the property adjacent to Grand Hyatt San Francisco during the three months ended September 30, 2019, $115 million of proceeds were held as restricted for use in a potential like-kind exchange. However, we did not acquire the identified replacement property within the specified 180 day period, and the proceeds were released during the nine months ended September 30, 2020.

8.    GOODWILL AND INTANGIBLES, NET

	September 30, 2020	December 31, 2019
Goodwill	$288	$326
During the nine months ended September 30, 2020, we recognized $38 million of goodwill impairment charges related to two reporting units (see Note 2). During the nine months ended September 30, 2019, we did not recognize any goodwill impairment charges.

	September 30, 2020	Weighted- average useful lives in years	December 31, 2019
Management and franchise agreement intangibles	$362	18	$367
Brand and other indefinite-lived intangibles	144	—	144
Advanced booking intangibles	6	3	14
Other definite-lived intangibles	8	6	8
Intangibles	520		533
Less: accumulated amortization	(108)		(96)
Intangibles, net	$412		$437

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization expense	$7	$8	$21	$18

During the nine months ended September 30, 2020, we recognized $4 million of impairment charges related to management agreement intangibles for contracts that terminated. During the three and nine months ended September 30, 2019, we recognized $9 million and $13 million of impairment charges related to management agreement intangibles, respectively, for contracts that terminated. The impairment charges were recognized in asset impairments on our condensed consolidated statements of income (loss), primarily within our Americas management and franchising segment.
9.    OTHER ASSETS

	September 30, 2020	December 31, 2019
Marketable securities held to fund rabbi trusts (Note 5)	$464	$450
Management and franchise agreement assets constituting payments to customers (1)	448	423
Marketable securities held to fund the loyalty program (Note 5)	434	347
Marketable securities held for captive insurance companies (Note 5)	98	97
Long-term investments (Note 5)	92	65
Common shares of Playa N.V. (Note 5)	51	102
Other	102	104
Total other assets	$1,689	$1,588
(1) Includes cash consideration as well as other forms of consideration provided, such as debt repayment or performance guarantees.
10.    DEBT
Long-term debt, net of current maturities, was $2,981 million and $1,612 million at September 30, 2020 and December 31, 2019, respectively.
Senior Notes—During the three months ended September 30, 2020, we issued $750 million of three-month LIBOR plus 3.000% senior notes due 2022 (the "2022 Notes") at par. We received approximately $745 million of net proceeds from the sale, after deducting $5 million of underwriting discounts and other offering expenses, which we intend to use for general corporate purposes. Interest on the 2022 Notes is payable quarterly on March 1, June 1, September 1, and December 1 of each year, beginning on December 1, 2020.

During the nine months ended September 30, 2020, we issued $450 million of 5.375% senior notes due 2025 (the "2025 Notes") and $450 million of 5.750% senior notes due 2030 (the "2030 Notes") at par. We received approximately $890 million of net proceeds from the sale, after deducting $10 million of underwriting discounts and other offering expenses. We used a portion of the proceeds from the issuance of the 2025 Notes and the 2030 Notes to repay all outstanding borrowings on our revolving credit facility and settle the outstanding interest rate locks, and we intend to use the remainder for general corporate purposes. Interest on the 2025 Notes and 2030 Notes is payable semi-annually on April 23 and October 23 of each year, beginning on October 23, 2020.
Revolving Credit Facility—During the nine months ended September 30, 2020, we entered into a Second Amendment to the Second Amended and Restated Credit Agreement (the "Revolver Amendment"). Terms of the Revolver Amendment include, but are not limited to, waivers on certain covenants and modifications to negative covenants and other terms, including the interest rate. The terms of the Revolver Amendment also restrict our ability to repurchase shares and pay dividends through the first quarter of 2021.
During the nine months ended September 30, 2020, we had $400 million of borrowings and repayments on our revolving credit facility. The weighted-average interest rate on these borrowings was 1.71% at September 30, 2020. At September 30, 2020 and December 31, 2019, we had no balance outstanding. At September 30, 2020, we had $1,499 million of borrowing capacity available under our revolving credit facility, net of letters of credit outstanding.
Fair Value—We estimated the fair value of debt, excluding finance leases, which consists of $250 million of 5.375% senior notes due 2021 (the "2021 Notes"), the 2022 Notes, $350 million of 3.375% senior notes due 2023 (the "2023 Notes"), the 2025 Notes, $400 million of 4.850% senior notes due 2026 (the "2026 Notes"), $400 million of 4.375% senior notes due 2028 (the "2028 Notes"), and the 2030 Notes, collectively referred to as the "Senior Notes," bonds, and other long-term debt. Our Senior Notes and bonds are classified as Level Two due to the use and weighting of multiple market inputs in the final price of the security. We estimated the fair value of other debt instruments using a discounted cash flow analysis based on current market inputs for similar types of arrangements. Based on the lack of available market data, we have classified our revolving credit facility and other debt instruments as Level Three. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value.

	September 30, 2020
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (1)	$3,259	$3,435	$—	$3,395	$40
(1) Excludes $9 million of finance lease obligations and $27 million of unamortized discounts and deferred financing fees.

	December 31, 2019
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (2)	$1,627	$1,740	$—	$1,680	$60
(2) Excludes $11 million of finance lease obligations and $15 million of unamortized discounts and deferred financing fees.
Interest Rate Locks—At December 31, 2019, we had outstanding interest rate locks with $275 million in notional value and mandatory settlement dates of 2021. The interest rate locks hedged a portion of the risk of changes in the benchmark interest rate associated with long-term debt we anticipated issuing in the future. These derivative instruments were designated as cash flow hedges and deemed highly effective both at inception and upon settlement, as discussed below.
At December 31, 2019, we had $24 million related to these instruments recorded in other long-term liabilities on our condensed consolidated balance sheets. We estimated the fair values of interest rate locks, which were classified as Level Two in the fair value hierarchy, using discounted cash flow models. The primary sensitivities in these models were the forward and discount curves.

During the nine months ended September 30, 2020, we settled the aforementioned interest rate locks for $61 million upon issuance of the 2030 Notes. The $61 million, which was recorded to accumulated other comprehensive loss, is amortized over the term of the 2030 Notes to interest expense on our condensed consolidated statements of income (loss). As a result, we recognized $2 million and $3 million of interest expense during the three and nine months ended September 30, 2020 (see Note 14). The $61 million settlement is reflected as a cash outflow from operating activities on the condensed consolidated statement of cash flows for the nine months ended September 30, 2020, as our policy is to classify cash flows from derivative instruments in the same category as the item being hedged.
During the three and nine months ended September 30, 2020, we recognized $0 and $37 million of pre-tax losses, respectively, in unrealized gains (losses) on derivative activity on our condensed consolidated statements of comprehensive income (loss).
During the three and nine months ended September 30, 2019, we recognized $13 million and $30 million of pre-tax losses, respectively, in unrealized gains (losses) on derivative activity on our condensed consolidated statements of comprehensive income (loss).
11.     OTHER LONG-TERM LIABILITIES

	September 30, 2020	December 31, 2019
Deferred compensation plans funded by rabbi trusts (Note 5)	$464	$450
Income taxes payable	169	147
Self-insurance liabilities (Note 13)	74	80
Deferred income taxes (Note 12)	49	47
Guarantee liabilities (Note 13)	32	46
Other	100	114
Total other long-term liabilities	$888	$884
12.    TAXES
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. The provisions include, but are not limited to, allowing net operating loss carrybacks, modifying the net interest deduction limitations, providing technical corrections to tax depreciation methods for qualified improvement property, allowing refundable payroll tax credits, and deferring employer social security deposits. Specifically, net operating losses incurred in 2020 may be carried back to each of the preceding five years to offset prior year taxable income generating a refund in future periods when the tax returns are filed and the cash is received.
During the three months ended September 30, 2020, we recognized a $7 million benefit related to the employee retention credit created under the CARES Act, of which $3 million was recognized as a reduction of owned and leased hotels expense and $4 million was recognized as a reduction of costs incurred on behalf of managed and franchised properties on our condensed consolidated statements of income (loss). During the nine months ended September 30, 2020, we recognized a $25 million benefit related to the employee retention credit created under the CARES Act, of which $7 million was recognized as a reduction of owned and leased hotels expense and $18 million was recognized as a reduction of costs incurred on behalf of managed and franchise properties on our condensed consolidated statements of income (loss). In both periods, the reduction of costs incurred on behalf of managed properties was offset by a reduction in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties with no impact to net income (loss) on our condensed consolidated statements of income (loss).
The effective income tax rates for the three months ended September 30, 2020 and September 30, 2019 were 26.8% and 26.9%, respectively. The effective income tax rates for the nine months ended September 30, 2020 and September 30, 2019 were 27.3% and 25.0%, respectively. Our effective tax rate increased for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to U.S. net operating losses that will be benefited at the 35% tax rate in accordance with the terms of the CARES Act, partially offset by a $23 million valuation allowance recorded on foreign tax credits not expected to be realized within the carryforward period. In addition, in 2019, we recognized a non-recurring benefit as a result of an agreement reached by the United States and Swiss tax authorities on Advanced Pricing Agreement terms covering the years 2012 through 2021.

We are subject to audits by federal, state, and foreign tax authorities. We are currently under field exam by the Internal Revenue Service ("IRS") for tax years 2015 through 2017. U.S. tax years 2009 through 2011 are before the U.S. Tax Court concerning the tax treatment of the loyalty program. Additionally, U.S. tax years 2012 through 2014 are pending the outcome of the issue currently in U.S. Tax Court. If the IRS' position to include loyalty program contributions as taxable income to the Company is upheld, it would result in an income tax payment of $198 million (including $54 million of estimated interest, net of federal tax benefit) for all assessed years that would be partially offset by a deferred tax asset. As future tax benefits will be recognized at the reduced U.S. corporate income tax rate, $74 million of the payment and related interest would have an impact on the effective tax rate, if recognized. We believe we have an adequate uncertain tax liability recorded in connection with this matter.
13.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements.
Commitments—At September 30, 2020, we are committed, under certain conditions, to lend or provide certain consideration to, or invest in, various business ventures up to $282 million, net of any related letters of credit.
Performance Guarantees—Certain of our contractual agreements with third-party hotel owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. At September 30, 2020, the remaining maximum exposure under our performance guarantees was $52 million. Our most significant performance guarantee, relating to four managed hotels in France, expired on April 30, 2020.
We had $33 million of total net performance guarantee liabilities both at September 30, 2020 and December 31, 2019, respectively, which included $7 million and $14 million recorded in other long-term liabilities and $26 million and $19 million recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets, respectively.

	Four managed hotels in France (1)		Other performance guarantees		All performance guarantees
	2020	2019	2020	2019	2020	2019
Beginning balance, January 1	$20	$36	$13	$11	$33	$47
Initial guarantee obligation liability	—	—	—	1	—	1
Amortization of initial guarantee obligation liability into income	(4)	(8)	(2)	(1)	(6)	(9)
Performance guarantee expense, net	26	24	13	—	39	24
Net payments during the period	(15)	(36)	(11)	(4)	(26)	(40)
Foreign currency exchange, net	(1)	—	—	—	(1)	—
Ending balance, June 30	26	16	13	7	39	23
Amortization of initial guarantee obligation liability into income	—	(4)	(1)	(1)	(1)	(5)
Performance guarantee expense (recovery), net	—	(1)	8	2	8	1
Net payments during the period	(7)	(3)	(7)	(2)	(14)	(5)
Foreign currency exchange, net	1	(1)	—	—	1	(1)
Ending balance, September 30	$20	$7	$13	$6	$33	$13
(1) Based on payment terms, we expect to settle the liability by December 31, 2020.
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. At September 30, 2020 and December 31, 2019, there were no amounts recorded on our condensed consolidated balance sheets related to these performance test clauses.

Debt Repayment and Other Guarantees—We enter into various debt repayment and other guarantees in order to assist property owners and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms.
We had $39 million and $32 million of total debt repayment and other guarantees liabilities at September 30, 2020 and December 31, 2019, respectively, which included $25 million and $32 million recorded in other long-term liabilities and $14 million and $0 recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets, respectively.

Property description	Maximum potential future payments	Maximum exposure net of recoverability from third parties	Total liabilities recorded at September 30, 2020	Total liabilities recorded at December 31, 2019	Year of guarantee expiration
Hotel properties in India (1)	$168	$168	$1	$5	2021
Hotel and residential properties in Brazil (2), (3)	90	38	17	3	various, through 2023
Hotel properties in Tennessee (2)	44	20	6	8	various, through 2023
Hotel properties in California (2)	38	15	2	3	various, through 2021
Hotel property in Massachusetts (2), (4)	30	16	4	6	various, through 2022
Hotel property in Pennsylvania (2), (4)	27	11	1	—	various, through 2023
Hotel properties in Georgia (2)	27	13	4	2	various, through 2024
Hotel property in Oregon (2), (4)	21	8	2	3	various, through 2022
Other (2), (3)	19	5	2	2	various, through 2022
Total	$464	$294	$39	$32
(1) Debt repayment guarantee is denominated in Indian rupees and translated using exchange rates at September 30, 2020. We have the contractual right to recover amounts funded from an unconsolidated hospitality venture, which is a related party. We expect our maximum exposure to be $84 million, taking into account our partner's 50% ownership interest in the unconsolidated hospitality venture. Under certain events or conditions, we have the right to force the sale of the properties in order to recover amounts funded.
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
(4) In conjunction with the debt repayment guarantees, we are subject to completion guarantees whereby the parties agree to substantially complete the construction of the project by a specified date. In the event of default, we are obligated to complete construction using the funds available from the outstanding loan. Any additional funds paid by us are subject to partial recovery in the form of cash. At September 30, 2020, the maximum potential future payments are $4 million, and the maximum exposure net of recoverability from third parties is $2 million.

As a result of existing economic conditions, in part due to the COVID-19 pandemic, and the developer's inability to complete construction and meet its debt service, we recognized $1 million and $14 million of credit losses related to a debt repayment guarantee for the residential property in Brazil in other income (loss), net on our condensed consolidated statements of income (loss) during the three and nine months ended September 30, 2020, respectively (see Note 19).

At September 30, 2020, we are not aware of, nor have we received notification that our unconsolidated hospitality ventures or hotel owners are not current on their debt service obligations where we have provided a debt repayment guarantee.

Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be $79 million and $62 million at September 30, 2020 and December 31, 2019, respectively. Based on the lack of available market data, we have classified our guarantees as Level Three in the fair value hierarchy.
Insurance—We obtain commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property, cyber risk, and other miscellaneous coverages. A portion of the risk is retained on a self-insurance basis primarily through U.S.-based and licensed captive insurance companies that are wholly owned subsidiaries of Hyatt and generally insure our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Reserves for losses in our captive insurance companies to be paid within 12 months are $38 million and $41 million at September 30, 2020 and December 31, 2019, respectively, and are recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets. Reserves for losses in our captive insurance companies to be paid in future periods are $74 million and $80 million at September 30, 2020 and December 31, 2019, respectively, and are recorded in other long-term liabilities on our condensed consolidated balance sheets.
Collective Bargaining Agreements—At September 30, 2020, approximately 27% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between us and various unions. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety Bonds—Surety bonds issued on our behalf were $50 million at September 30, 2020 and primarily relate to workers' compensation, taxes, licenses, construction liens, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at September 30, 2020 were $264 million, which relate to our ongoing operations, hotel properties under development in the U.S., collateral for estimated insurance claims, and securitization of our performance under our debt repayment guarantees associated with the hotel properties in India and the residential property in Brazil, which are only called upon if we default on our guarantees. Of the letters of credit outstanding, $1 million reduces the available capacity under our revolving credit facility (see Note 10).
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
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, we have not recorded a liability in connection with this matter. At September 30, 2020, our maximum exposure is not expected to exceed $18 million.

14.    EQUITY
Accumulated Other Comprehensive Loss

	Balance at July 1, 2020	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss (a)	Balance at September 30, 2020
Foreign currency translation adjustments	$(215)	$15	$—	$(200)
Unrecognized gains on AFS debt securities	1	—	—	1
Unrecognized pension cost	(9)	—	—	(9)
Unrealized losses on derivative instruments	(44)	—	2	(42)
Accumulated other comprehensive loss	$(267)	$15	$2	$(250)
(a) The amount reclassified from accumulated other comprehensive loss includes realized losses recognized in interest expense, net of insignificant tax impacts, related to the settlement of interest rate locks (see Note 10).

	Balance at January 1, 2020	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss (b)	Balance at September 30, 2020
Foreign currency translation adjustments	$(183)	$(17)	$—	$(200)
Unrecognized gains on AFS debt securities	1	—	—	1
Unrecognized pension cost	(9)	—	—	(9)
Unrealized losses on derivative instruments	(18)	(27)	3	(42)
Accumulated other comprehensive loss	$(209)	$(44)	$3	$(250)
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

Share Repurchase—During 2019 and 2018, our board of directors authorized the repurchase of up to $750 million and $750 million, respectively, of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction, at prices we deem appropriate and subject to market conditions, applicable law, and other factors deemed relevant in our sole discretion. The common stock repurchase program applies to our Class A and Class B common stock. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock, and the program may be suspended or discontinued at any time.
During the nine months ended September 30, 2020, we repurchased 827,643 shares of common stock. The shares of common stock were repurchased at a weighted-average price of $84.08 per share for an aggregate purchase price of $69 million, excluding related insignificant expenses. The shares repurchased during the nine months ended September 30, 2020 represented approximately 1% of our total shares of common stock outstanding at December 31, 2019.
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
The shares of Class A common stock repurchased on the open market were retired and returned to the status of authorized and unissued shares, while the shares of Class B common stock repurchased were retired and the total number of authorized Class B shares was reduced by the number of shares retired (see Note 16). At September 30, 2020, we had $928 million remaining under the share repurchase authorization.
Dividend—The following tables summarize dividends paid to Class A and Class B shareholders of record:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Class A common stock	$—	$8	$7	$22
Class B common stock	—	12	13	38
Total cash dividends paid	$—	$20	$20	$60

Date declared	Dividend per share amount for Class A and Class B	Date of record	Date paid
February 13, 2020	$0.20	February 26, 2020	March 9, 2020
February 13, 2019	$0.19	February 27, 2019	March 11, 2019
May 17, 2019	$0.19	May 29, 2019	June 10, 2019
July 31, 2019	$0.19	August 27, 2019	September 9, 2019

15.    STOCK-BASED COMPENSATION
As part of our Long-Term Incentive Plan ("LTIP"), we award Stock Appreciation Rights ("SARs"), Restricted Stock Units ("RSUs"), and Performance Share Units ("PSUs") to certain employees and non-employee directors. In addition, non-employee directors may elect to receive their annual fees and/or annual equity retainers in the form of shares of our Class A common stock. Compensation expense and unearned compensation presented below exclude amounts related to employees of our managed hotels and other employees whose payroll is reimbursed, as this expense has been and will continue to be reimbursed by our third-party hotel owners and is recognized within revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and costs incurred on behalf of managed and franchised properties on our condensed consolidated statements of income (loss). Stock-based compensation expense included in selling, general, and administrative expenses on our condensed consolidated statements of income (loss) related to these awards was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
SARs	$—	$1	$10	$11
RSUs	3	2	17	13
PSUs	—	1	(7)	4
Total	$3	$4	$20	$28
The nine months ended September 30, 2020 includes a reversal of previously recognized stock-based compensation expense based on our current assessment of the expected achievement relative to the applicable performance targets related to certain PSU awards.
SARs—During the nine months ended September 30, 2020, we granted 1,250,434 SARs to employees with a weighted-average grant date fair value of $8.88. During the nine months ended September 30, 2019, we granted 643,989 SARs to employees with a weighted-average grant date fair value of $17.11.
RSUs—During the nine months ended September 30, 2020, we granted 628,407 RSUs to employees with a weighted-average grant date fair value of $49.33. During the nine months ended September 30, 2019, we granted 355,774 RSUs to employees with a weighted-average grant date fair value of $72.05.
PSUs—During the nine months ended September 30, 2020, we did not grant any PSUs under our LTIP. During the nine months ended September 30, 2019, we granted 120,720 PSUs to employees with a weighted-average grant date fair value of $77.95.
Our total unearned compensation for our stock-based compensation programs at September 30, 2020 was $2 million for SARs, $18 million for RSUs, and $0 for PSUs, which will primarily be recognized in stock-based compensation expense over a weighted-average period of three years.
16.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Legal Services—A partner in a law firm that provided services to us throughout the nine months ended September 30, 2020 and September 30, 2019 is the brother-in-law of our Executive Chairman. We incurred $2 million of legal fees with this firm during each of the three months ended September 30, 2020 and September 30, 2019. We incurred $7 million and $5 million of legal fees with this firm during the nine months ended September 30, 2020 and September 30, 2019, respectively. At September 30, 2020 and December 31, 2019, we had $1 million and insignificant amounts due to the law firm, respectively.
Equity Method Investments—We have equity method investments in entities that own properties for which we receive management or franchise fees. We recognized $1 million and $5 million of fees for the three months ended September 30, 2020 and September 30, 2019, respectively. We recognized $5 million and $15 million of fees for the nine months ended September 30, 2020 and September 30, 2019, respectively. In addition, in some cases we provide loans (see Note 6) or guarantees (see Note 13) to these entities. During each of the three months ended September 30, 2020 and September 30, 2019, we recognized $1 million of income related to these guarantees. During each of the nine months ended September 30, 2020 and September 30, 2019, we recognized $3 million of income related to these guarantees. At September 30, 2020 and December 31, 2019, we had $15 million and $17 million of receivables due from these properties, respectively. Our ownership interest in these unconsolidated hospitality ventures varies from 24% to 50%. See Note 5 for further details regarding these investments.
Other Services—The brother of our Executive Chairman is affiliated with a limited partnership which has ownership interests in hotels from which we recognized $1 million and $2 million of management and franchise fees during the three months ended September 30, 2020 and September 20, 2019, respectively. We recognized $1 million and $4 million of management and franchise fees during the nine months ended September 30, 2020 and September 30, 2019, respectively. At September 30, 2020 and December 31, 2019, we had $1 million and insignificant receivables due from these properties, respectively.
Class B Share Conversion—During the three and nine months ended September 30, 2020, 331,083 and 2,766,326 shares of Class B common stock, respectively, were converted on a share-for-share basis into shares of our Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock have been retired, thereby reducing the shares of Class B common stock authorized and outstanding.
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
17.     SEGMENT INFORMATION
Our reportable segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker ("CODM") to assess performance and make decisions regarding the allocation of resources. Our CODM is our President and Chief Executive Officer. Effective January 1, 2020, we changed the strategic and operational oversight for our Miraval properties, which were previously evaluated as a distinct business by our CODM. The management fees from Miraval properties are now reported in the Americas management and franchising segment, and the operating results and financial position of underlying hotel results are now reported in our owned and leased hotels segment; the results of Miraval properties were previously reported in corporate and other. In addition, the license fees we receive from Hyatt Residence Club are now reported within our Americas management and franchising segment due to changes in the strategic oversight for these license agreements. The segment changes have been reflected retrospectively to the three and nine months ended September 30, 2019. We define our reportable segments as follows:
•Owned and leased hotels—This segment derives its earnings from owned and leased hotel properties located predominantly in the United States but also in certain international locations and for purposes of segment Adjusted EBITDA, includes our pro rata share of the Adjusted EBITDA of our unconsolidated hospitality ventures, based on our ownership percentage of each venture. Adjusted EBITDA includes intercompany expenses related to management fees paid to the Company's management and franchising segments, which are eliminated in consolidation. Intersegment revenues relate to promotional award redemptions earned by our owned and leased hotels related to our co-branded credit cards and are eliminated in consolidation.
•Americas management and franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our portfolio of brands to franchisees located in the United States, Latin America, Canada, and the Caribbean as well as revenues from residential management operations. This segment's revenues also include the reimbursement of costs incurred on behalf of managed and franchised properties. These reimbursed costs relate primarily to payroll at managed properties where the Company is the employer, as well as costs associated with sales, reservations, technology, and marketing services (collectively, "system-wide services") and the loyalty program operated on behalf of owners of managed and franchised properties. The intersegment revenues relate to management fees earned from the Company's owned and leased hotels and are eliminated in consolidation.
•ASPAC management and franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our portfolio of brands to franchisees located in Southeast Asia, Greater China, Australia, South Korea, Japan, and Micronesia. This segment's revenues also include the reimbursement of costs incurred on behalf of managed and franchised properties. These reimbursed costs relate primarily to system-wide services and the loyalty program operated on behalf of owners of managed and franchised properties. The intersegment revenues relate to management fees earned from the Company's owned hotel, which was sold during the year ended December 31, 2019, and are eliminated in consolidation.
•EAME/SW Asia management and franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our portfolio of brands to franchisees located in Europe, Africa, the Middle East, India, Central Asia, and Nepal. This segment's revenues also include the reimbursement of costs incurred on behalf of managed and franchised properties. These reimbursed costs relate primarily to system-wide services and the loyalty program operated on behalf of owners of managed and franchised properties. The intersegment revenues relate to management fees earned from the Company's owned and leased hotels and are eliminated in consolidation.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Owned and leased hotels
Owned and leased hotels revenues	$82	$441	$432	$1,417
Intersegment revenues (a)	2	11	10	27
Adjusted EBITDA	(56)	73	(100)	291
Depreciation and amortization	63	66	182	196
Americas management and franchising
Management, franchise, and other fees revenues	29	108	121	331
Contra revenue	(5)	(4)	(13)	(11)
Other revenues	4	16	33	71
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	234	565	904	1,688
Intersegment revenues (a)	3	15	12	49
Adjusted EBITDA	16	93	81	288
Depreciation and amortization	5	6	15	18
ASPAC management and franchising
Management, franchise, and other fees revenues	17	32	42	96
Contra revenue	—	—	(2)	(1)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	18	30	62	80
Intersegment revenues (a)	—	1	—	1
Adjusted EBITDA	9	19	15	59
Depreciation and amortization	1	1	3	3
EAME/SW Asia management and franchising
Management, franchise, and other fees revenues	5	21	17	58
Contra revenue	(2)	(1)	(5)	(4)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	14	20	46	54
Intersegment revenues (a)	—	3	1	7
Adjusted EBITDA	(2)	12	(12)	33
Depreciation and amortization	1	1	1	1
Corporate and other
Revenues	7	15	25	45
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	1	2	3	4
Intersegment revenues (a)	—	—	—	(1)
Adjusted EBITDA	(15)	(33)	(65)	(110)
Depreciation and amortization	10	11	32	30
Eliminations
Revenues (a)	(5)	(30)	(23)	(83)
Adjusted EBITDA	—	(1)	2	2
TOTAL
Revenues	$399	$1,215	$1,642	$3,745
Adjusted EBITDA	(48)	163	(79)	563
Depreciation and amortization	80	85	233	248
(a)Intersegment revenues are included in management, franchise, and other fees revenues, owned and leased hotels revenues, and other revenues and eliminated in Eliminations.

The table below provides a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to our consolidated Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to Hyatt Hotels Corporation	$(161)	$296	$(500)	$445
Interest expense	35	19	87	58
(Benefit) provision for income taxes	(59)	109	(188)	148
Depreciation and amortization	80	85	233	248
EBITDA	(105)	509	(368)	899
Contra revenue	7	5	20	16
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(267)	(617)	(1,015)	(1,826)
Costs incurred on behalf of managed and franchised properties	278	633	1,068	1,871
Equity losses from unconsolidated hospitality ventures	20	5	45	2
Stock-based compensation expense (Note 15)	3	4	20	28
Gains on sales of real estate (Note 7)	—	(373)	(8)	(374)
Asset impairments	—	9	52	13
Other (income) loss, net (Note 19)	19	(25)	114	(104)
Pro rata share of unconsolidated owned and leased hospitality ventures Adjusted EBITDA	(3)	13	(7)	38
Adjusted EBITDA	$(48)	$163	$(79)	$563

18.    EARNINGS (LOSSES) PER SHARE
The calculation of basic and diluted earnings (losses) per share, including a reconciliation of the numerator and denominator, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$(161)	$296	$(500)	$445
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$(161)	$296	$(500)	$445
Denominator:
Basic weighted-average shares outstanding	101,277,404	104,349,157	101,312,741	105,226,587
Share-based compensation	—	1,569,736	—	1,553,693
Diluted weighted-average shares outstanding	101,277,404	105,918,893	101,312,741	106,780,280
Basic Earnings (Losses) Per Share:
Net income (loss)	$(1.59)	$2.84	$(4.93)	$4.23
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$(1.59)	$2.84	$(4.93)	$4.23
Diluted Earnings (Losses) Per Share:
Net income (loss)	$(1.59)	$2.80	$(4.93)	$4.17
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$(1.59)	$2.80	$(4.93)	$4.17
The computations of diluted net income (loss) per share for the three and nine months ended September 30, 2020 and September 30, 2019 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
SARs	390,900	14,800	706,600	14,400
RSUs	540,200	—	499,200	—

19.    OTHER INCOME (LOSS), NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restructuring expenses	$(22)	$—	$(69)	$—
Performance guarantee expense, net (Note 13)	(8)	(1)	(47)	(25)
Credit losses (Note 2 and Note 13)	(8)	—	(26)	—
Release of contingent consideration liability	—	2	—	29
Release and amortization of debt repayment guarantee liability	—	1	1	18
Realized gains (Note 5)	1	1	5	1
Performance guarantee liability amortization (Note 13)	1	5	7	14
Depreciation recovery	6	7	18	19
Interest income (Note 5)	6	6	23	18
Unrealized gains (losses), net (Note 5)	8	3	(36)	23
Other, net	(3)	1	10	7
Other income (loss), net	$(19)	$25	$(114)	$104
During the three and nine months ended September 30, 2020, we recognized $22 million and $69 million, respectively, of restructuring expenses, including severance, insurance benefits, outplacement, and other related costs, due to operational changes as a result of the COVID-19 pandemic.
During the nine months ended September 30, 2019, we released $29 million of contingent consideration liability for management agreements previously acquired in conjunction with Two Roads Hospitality LLC ("Two Roads") in which specific actions were not completed or payment was no longer probable.
During the nine months ended September 30, 2019, we recognized a $15 million release of our debt repayment guarantee liability for a hotel property in Washington State as the debt was refinanced, and we are no longer guarantor.
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, financial performance, prospects, or future events and involve known and unknown risks that are difficult to predict. As a result, our actual results, performance, or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would," and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the SEC, including our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2020 and June 30, 2020; the short and longer-term effects of the COVID-19 pandemic, including on the demand for travel, transient and group business, and levels of consumer confidence; actions that governments, businesses, and individuals take in response to the COVID-19 pandemic or any resurgence, including limiting or banning travel; the impact of the COVID-19 pandemic, and actions taken in response to the COVID-19 pandemic or any resurgence, on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; the ability of third-party owners, franchisees, or hospitality venture partners to successfully navigate the impacts of the COVID-19 pandemic; the duration of the COVID-19 pandemic and the pace of recovery following the pandemic or any resurgence; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; limited visibility with respect to future bookings; loss of key personnel; domestic and international political and geopolitical conditions, including political or civil unrest or changes in trade policy; hostilities, or fear of hostilities, including future terrorist attacks, that affect travel; travel-related accidents; natural or man-made disasters such as earthquakes, tsunamis, tornadoes, hurricanes, floods, wildfires, oil spills, nuclear incidents, and global outbreaks of pandemics or contagious diseases or fear of such outbreaks, such as the COVID-19 pandemic; our ability to successfully achieve certain levels of operating profits at hotels that have performance tests or guarantees in favor of our third-party owners; the impact of hotel renovations and redevelopments; risks associated with our capital allocation plans and common stock repurchase program and quarterly dividend, including a reduction in or elimination of repurchase activity or dividend payments; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through internet travel intermediaries; changes in the tastes and preferences of our customers; relationships with colleagues and labor unions and changes in labor laws; the financial condition of, and our relationships with, third-party property owners, franchisees, and hospitality venture partners; the possible inability of third-party owners, franchisees, or development partners to access capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions and the introduction of new brand concepts; the timing of acquisitions and dispositions, and our ability to successfully integrate completed acquisitions with existing operations; failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals); our ability to successfully execute on our strategy to expand our management and franchising business while at the same time reducing our real estate asset base within targeted timeframes and at expected values; declines in the value of our real estate assets; unforeseen terminations of our management or franchise agreements; changes in federal, state, local, or foreign tax law; increases in interest rates and operating costs; foreign exchange rate fluctuations or currency restructurings; lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access such markets; changes in the competitive environment in our industry, including as a result of the COVID-19 pandemic, industry consolidation, and the markets where we operate; our ability to successfully grow the World of Hyatt loyalty program; cyber incidents and information technology failures; outcomes of legal or administrative proceedings; and violations of regulations or laws related to our franchising business. These factors are not necessarily all of the important factors that could cause our actual results, performance, or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our business, financial condition, results of operations, or cash flows. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions, or changes in other factors affecting forward-looking statements, except to the extent required by applicable law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
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
At September 30, 2020, our worldwide hotel portfolio consisted of 955 full and select service hotels (229,293 rooms), including:
•414 managed properties (127,124 rooms), all of which we operate under management and hotel services agreements with third-party property owners;
•474 franchised properties (78,036 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;
•32 owned properties (13,534 rooms) (including 1 consolidated hospitality venture), 1 finance leased property (171 rooms), and 6 operating leased properties (2,086 rooms), all of which we manage; and
•26 managed properties and 2 franchised properties owned or leased by unconsolidated hospitality ventures (8,342 rooms).

Our worldwide property portfolio also included:
•8 all-inclusive resorts (3,153 rooms), all of which are owned by a third party in which we hold common shares and which operates the resorts under franchise agreements with us;
•16 vacation ownership properties under the Hyatt Residence Club brand and operated by third parties;
•35 residential properties, which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel; and
•37 condominium ownership properties for which we provide services for the rental programs or homeowners associations (including 1 unconsolidated hospitality venture).
Our worldwide property portfolio also included branded spas and fitness studios, comprised of managed and leased locations. Additionally, through strategic relationships, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other tradenames or marks owned by such hotel or licensed by third parties.
We report our consolidated operations in U.S. dollars. Amounts are reported in millions, unless otherwise noted. Percentages may not recompute due to rounding, and percentage changes that are not meaningful are presented as "NM". Constant currency disclosures used throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are non-GAAP measures. See "—Non-GAAP Measures" for further discussion of constant currency disclosures. We manage our business within four reportable segments as described below:
•Owned and leased hotels, which consists of our owned and leased full service and select service hotels and, for purposes of segment Adjusted EBITDA, our pro rata share of the Adjusted EBITDA of our unconsolidated hospitality ventures, based on our ownership percentage of each venture;
•Americas management and franchising ("Americas"), which consists of our management and franchising of properties located in the United States, Latin America, Canada, and the Caribbean;
•ASPAC management and franchising ("ASPAC"), which consists of our management and franchising of properties located in Southeast Asia, Greater China, Australia, South Korea, Japan, and Micronesia; and
•EAME/SW Asia management and franchising ("EAME/SW Asia"), which consists of our management and franchising of properties located in Europe, Africa, the Middle East, India, Central Asia, and Nepal.
Within corporate and other, we include the results of Exhale, results from our co-branded credit cards, and unallocated corporate expenses. See Part I, Item 1 "Financial Statements—Note 17 to the Condensed Consolidated Financial Statements" for further discussion of our segment structure, including changes that were effective January 1, 2020.
Overview of the Impact of the COVID-19 Pandemic
The global spread and unprecedented impact of the COVID-19 pandemic are complex and continuously evolving, resulting in significant disruption to our business, the lodging and hospitality industries, and the global economy. The pandemic has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement, gatherings of large numbers of people, and business operations such as travel bans, border closings, business closures, quarantines, shelter-in-place orders, and social distancing measures. As a result, the COVID-19 pandemic and its consequences have significantly reduced global travel and demand for hotel rooms and have had a material detrimental impact on global commercial activity across the travel, lodging, and hospitality industries, all of which has had, and is expected to continue to have, a material impact on our business, results of operations, and cash flows.
We do not expect a material improvement in results until business traveler and general consumer confidence related to risks associated with the COVID-19 pandemic improves and various governmental and corporate restrictions on travel and freedom of movement, as well as social distancing and other precautionary requirements, are lifted. As such, we have suspended operations at certain hotels experiencing low levels of occupancy for different lengths of time across our portfolio. As restrictions are lifted, we have been able to reopen hotels where operations were previously suspended, but as cases of the COVID-19 pandemic increase, restrictions have been re-established in certain markets, which may create demand volatility. Even once all restrictions on global travel have been lifted, there remains considerable uncertainty as to the pace of recovery of demand for lodging and travel-related experiences.
We are monitoring the continuously evolving situation and guidance from international and domestic authorities, including federal, state, and local public health authorities, and we may be required or elect to take additional actions based on their recommendations. Under these circumstances, there may be developments that require us to further adjust our operations.
Overview of Financial Results
For the quarter ended September 30, 2020, we reported a net loss attributable to Hyatt Hotels Corporation of $161 million, representing a $457 million decrease compared to the quarter ended September 30, 2019, primarily driven by the COVID-19 pandemic.
Consolidated revenues decreased $816 million or 67.2% ($817 million or 67.2%, excluding the impact of currency) during the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019. The decreases in management, franchise, and other fees, other revenues, and revenues for the reimbursement of costs incurred on behalf of managed and franchised properties of $96 million, $18 million, and $350 million, respectively, for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019, were driven by the impact of the COVID-19 pandemic. Owned and leased hotels revenues decreased $350 million due to the impact of the COVID-19 pandemic and dispositions in 2019.
Across our portfolio of properties, we have continued to experience significant disruption during the third quarter, with intermittent recovery within certain markets over the course of the quarter, and we expect varied levels of recovery to continue over the remainder of 2020 and into 2021. The pace of recovery is difficult to predict at this time and is highly dependent on a variety of factors including group business and corporate travel demand, consumer confidence regarding the safety of travel, and the global economic impact resulting from the pandemic.
At our full service hotels in the Americas, including owned and leased hotels, we have seen significant group cancellations concentrated in near-term booking dates, and we have started to see a meaningful increase in cancellations for the first half of 2021. We anticipate cancellation activity to continue, especially for larger corporate meetings, as long as the COVID-19 pandemic is ongoing and travel restrictions remain in place. While we continue to see long-term group bookings production, booking volumes for dates into 2021 and beyond have been uneven and lower than pre-COVID-19 pandemic levels.
Our consolidated Adjusted EBITDA for the quarter ended September 30, 2020 decreased $211 million compared to the third quarter of 2019. See "—Segment Results" for further discussion. For the remainder of the year, we expect Adjusted EBITDA to be negatively impacted by the expected declines in revenues across our portfolio of properties and ongoing non-controllable fixed expenses at our owned and leased hotels. We anticipate this will be partially offset by favorability in selling, general, and administrative expenses as a result of decreased payroll and related costs and the elimination of all non-essential spending. See "—Non-GAAP Measures" for an explanation of how we utilize Adjusted EBITDA, why we present it, and material limitations on its usefulness, as well as a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA.
During the quarter ended September 30, 2020, there were no returns of capital to our shareholders through share repurchases, and there was no quarterly dividend payment. We suspended all share repurchase activity, effective March 3, 2020, and we also suspended all dividend payments. The terms of the Revolver Amendment restrict our ability to repurchase shares and pay dividends through the first quarter of 2021.
We expect to successfully execute plans announced in March 2019 to realize proceeds of approximately $1.5 billion from the sale of real estate by March 2022 as part of our capital strategy. As of September 30, 2020, we have realized over $950 million of proceeds towards this goal from the disposition of owned assets.

Hotel Chain Revenue per Available Room ("RevPAR") Statistics.

		RevPAR
		Three Months Ended September 30,
(Comparable locations)	Number of comparable hotels (1)	2020	vs. 2019 (in constant $)
System-wide hotels	810	$38	(72.0)%
Owned and leased hotels	37	$28	(83.1)%
Americas full service hotels	209	$28	(82.7)%
Americas select service hotels	382	$47	(57.8)%
ASPAC full service hotels	97	$59	(58.9)%
ASPAC select service hotels	20	$38	(29.3)%
EAME/SW Asia full service hotels	85	$32	(76.1)%
EAME/SW Asia select service hotels	17	$25	(63.8)%
(1) The number of comparable hotels presented above includes owned and leased hotels and hotels that have temporarily suspended operations due to the COVID-19 pandemic.
System-wide RevPAR decreased 72.0% during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, driven by the impact of the COVID-19 pandemic on group and transient demand worldwide. During the third quarter, hotel operations that were previously suspended continue to resume across the portfolio, and at September 30, 2020, operations had resumed at 92% of our system-wide hotels compared to 80% at June 30, 2020. See "—Segment Results" for detailed discussion of RevPAR by segment.
During the three months ended September 30, 2020, compared to the three months ended June 30, 2020, all segments experienced triple-digit percentage RevPAR growth, primarily driven by increased demand. RevPAR for our Americas comparable full service and select service hotels benefited from improved demand in certain markets within the United States, largely driven by hotel re-openings. RevPAR in ASPAC trended favorably for the three months ended September 30, 2020 as domestic demand continued to improve in Greater China. Hotel re-openings, along with the summer holiday, contributed to occupancy trending favorably in EAME/SW Asia for the three months ended September 30, 2020 compared to the three months ended June 30, 2020. RevPAR at our comparable owned and leased hotels moderately increased over the course of the third quarter of 2020 as hotels resumed operations. See "—Segment Results" for further discussion of RevPAR by segment.

As various parts of the world are experiencing a resurgence in positive COVID-19 cases and continue to enforce travel restrictions, there remains uncertainty surrounding significant near-term improvement. It is our expectation that business transient and group business may be minimal in the coming months, but leisure transient demand may remain consistent with third quarter levels or gradually improve. However, demand may be varied and irregular in the current environment. Preliminary estimates indicate system-wide RevPAR for the month ended October 31, 2020 reflects a modest sequential improvement compared to the third quarter of 2020.
Results of Operations
Three and Nine Months Ended September 30, 2020 Compared with Three and Nine Months Ended September 30, 2019
Discussion on Consolidated Results
For additional information regarding our consolidated results, please refer to our condensed consolidated statements of income (loss) included in this quarterly report. Consolidated results were impacted significantly by the COVID-19 pandemic during the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019. See "—Segment Results" for further discussion.
The impact from our investments in marketable securities held to fund our deferred compensation plans through rabbi trusts was recognized on the various financial statement line items discussed below and had no impact on net income (loss). See "Net gains and interest income from marketable securities held to fund rabbi trusts" for the allocation of the impact to the various financial statement line items.

Owned and leased hotels revenues.

	Three Months Ended September 30,
	2020	2019	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$75	$388	$(313)	(80.5)%	$1
Non-comparable owned and leased hotels revenues	5	42	(37)	(90.0)%	—
Total owned and leased hotels revenues	$80	$430	$(350)	(81.4)%	$1

	Nine Months Ended September 30,
	2020	2019	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$417	$1,242	$(825)	(66.4)%	$(4)
Non-comparable owned and leased hotels revenues	5	148	(143)	(96.8)%	(2)
Total owned and leased hotels revenues	$422	$1,390	$(968)	(69.6)%	$(6)
Comparable owned and leased hotels revenues decreased during the three and nine months ended September 30, 2020, compared to the same periods in the prior year, driven by decreased demand and suspended hotel operations at a number of hotels due to the COVID-19 pandemic. For the same periods, non-comparable owned and leased hotels revenues decreased due to dispositions. See "—Segment Results" for further discussion.

Management, franchise, and other fees revenues.

	Three Months Ended September 30,
	2020	2019	Better / (Worse)
Base management fees	$19	$64	$(45)	(70.2)%
Incentive management fees	6	33	(27)	(81.3)%
Franchise fees	15	37	(22)	(59.0)%
Management and franchise fees	40	134	(94)	(69.8)%
Other fees revenues	12	14	(2)	(17.1)%
Management, franchise, and other fees	$52	$148	$(96)	(65.0)%

	Three Months Ended September 30,
	2020	2019	Better / (Worse)
Management, franchise, and other fees	$52	$148	$(96)	(65.0)%
Contra revenue	(7)	(5)	(2)	(20.5)%
Net management, franchise, and other fees	$45	$143	$(98)	(68.3)%

	Nine Months Ended September 30,
	2020	2019	Better / (Worse)
Base management fees	$74	$195	$(121)	(62.2)%
Incentive management fees	12	106	(94)	(88.5)%
Franchise fees	48	107	(59)	(54.8)%
Management and franchise fees	134	408	(274)	(67.1)%
Other fees revenues	46	39	7	19.2%
Management, franchise, and other fees	$180	$447	$(267)	(59.7)%

	Nine Months Ended September 30,
	2020	2019	Better / (Worse)
Management, franchise, and other fees	$180	$447	$(267)	(59.7)%
Contra revenue	(20)	(16)	(4)	(21.4)%
Net management, franchise, and other fees	$160	$431	$(271)	(62.8)%

The decreases in management and franchise fees for the three and nine months ended September 30, 2020, compared to the same periods in the prior year, were primarily driven by decreased demand and suspended hotel operations at a number of hotels as a result of the COVID-19 pandemic. See "—Segment Results" for further discussion. The increase in other fees during the nine months ended September 30, 2020, compared to the same period in the prior year, was primarily driven by license fees in the Americas and ASPAC management and franchising segments, partially offset by a decrease in license fees related to our co-branded credit cards.
Other revenues.   During the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, other revenues decreased $18 million and $53 million, respectively, primarily driven by the impact of the COVID-19 pandemic on our residential management and Exhale operations.

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Three Months Ended September 30,
	2020	2019	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$267	$617	$(350)	(56.8)%
Less: rabbi trust impact	(10)	—	(10)	NM
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$257	$617	$(360)	(58.4)%

	Nine Months Ended September 30,
	2020	2019	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$1,015	$1,826	$(811)	(44.5)%
Less: rabbi trust impact	(11)	(17)	6	37.5%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$1,004	$1,809	$(805)	(44.5)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties decreased during the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, driven by the impact of the COVID-19 pandemic and the associated suspension of hotel operations at a number of hotels as well as cost containment initiatives in 2020, both of which led to lower reimbursements for payroll and related costs and expenses related to system-wide services provided to managed and franchised properties.
The decreases in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties for the three and nine months ended September 30, 2020, compared to the same periods in the prior year, include a $10 million increase and a $6 million decrease, respectively, due to the market performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts.
Owned and leased hotels expense.

	Three Months Ended September 30,
	2020	2019	Better / (Worse)
Comparable owned and leased hotels expense	$120	$311	$191	61.3%
Non-comparable owned and leased hotels expense	8	35	27	79.5%
Rabbi trust impact	3	—	(3)	NM
Total owned and leased hotels expense	$131	$346	$215	62.2%

	Nine Months Ended September 30,
	2020	2019	Better / (Worse)
Comparable owned and leased hotels expense	$480	$948	$468	49.3%
Non-comparable owned and leased hotels expense	12	117	105	89.8%
Rabbi trust impact	3	5	2	48.0%
Total owned and leased hotels expense	$495	$1,070	$575	53.7%
The decreases in comparable owned and leased hotels expense, which include an insignificant and $4 million net favorable currency impact during the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year, were primarily driven by the aforementioned decreased demand and suspension of hotel operations at a number of hotels. For the same periods, non-comparable owned and leased hotels expense decreased due to dispositions. See "—Segment Results" for further discussion.

Other direct costs.   During the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, other direct costs decreased $19 million and $53 million, respectively, primarily driven by the impact of the COVID-19 pandemic on our residential management and Exhale operations as well as decreases related to our co-branded credit card program from lower point transfers.
Selling, general, and administrative expenses.

	Three Months Ended September 30,
	2020	2019	Change
Selling, general, and administrative expenses	$69	$83	$(14)	(16.7)%
Less: rabbi trust impact	(19)	—	(19)	NM
Less: stock-based compensation expense	(3)	(4)	1	25.5%
Adjusted selling, general, and administrative expenses	$47	$79	$(32)	(40.6)%

	Nine Months Ended September 30,
	2020	2019	Change
Selling, general, and administrative expenses	$217	$306	$(89)	(29.1)%
Less: rabbi trust impact	(20)	(36)	16	43.7%
Less: stock-based compensation expense	(20)	(28)	8	28.6%
Adjusted selling, general, and administrative expenses	$177	$242	$(65)	(27.1)%
Selling, general, and administrative expenses decreased during the three and nine months ended September 30, 2020, compared to the same periods in the prior year, primarily due to significant decreases in expenses as a result of cost containment initiatives in 2020, primarily payroll and related costs, and integration related costs incurred in 2019 associated with the acquisition of Two Roads, partially offset by an increase in bad debt expense.
The decreases in selling, general, and administrative expenses during the three and nine months ended September 30, 2020, compared to the same periods in the prior year, include a $19 million increase and a $16 million decrease, respectively, due to the market performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts.
Adjusted selling, general, and administrative expenses exclude the impact of expenses related to deferred compensation plans funded through rabbi trusts and stock-based compensation expense. Adjusted selling, general, and administrative expenses, as we define it, is a non-GAAP measure. See "—Non-GAAP Measures" for further discussion of Adjusted selling, general, and administrative expenses.

Costs incurred on behalf of managed and franchised properties.

	Three Months Ended September 30,
	2020	2019	Change
Costs incurred on behalf of managed and franchised properties	$278	$633	$(355)	(56.1)%
Less: rabbi trust impact	(10)	—	(10)	NM
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$268	$633	$(365)	(57.6)%

	Nine Months Ended September 30,
	2020	2019	Change
Costs incurred on behalf of managed and franchised properties	$1,068	$1,871	$(803)	(42.9)%
Less: rabbi trust impact	(11)	(17)	6	37.5%
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$1,057	$1,854	$(797)	(43.0)%
Costs incurred on behalf of managed and franchised properties decreased during the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, driven by the impact of the COVID-19 pandemic and the associated suspension of hotel operations at a number of hotels as well as cost containment initiatives in 2020, both of which led to lower reimbursements for payroll and related costs and expenses related to system-wide services provided to managed and franchised properties.
The decreases in costs incurred on behalf of managed and franchised properties during three and nine months ended September 30, 2020, compared to the same periods in the prior year, include a $10 million increase and a $6 million decrease, respectively, due to the market performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts.
Net gains and interest income from marketable securities held to fund rabbi trusts.

	Three Months Ended September 30,
	2020	2019	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$19	$—	$19	NM
Rabbi trust impact allocated to owned and leased hotels expense	3	—	3	NM
Net gains and interest income from marketable securities held to fund rabbi trusts	$22	$—	$22	NM

	Nine Months Ended September 30,
	2020	2019	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$20	$36	$(16)	(43.7)%
Rabbi trust impact allocated to owned and leased hotels expense	3	5	(2)	(48.0)%
Net gains and interest income from marketable securities held to fund rabbi trusts	$23	$41	$(18)	(44.3)%
Net gains and interest income from marketable securities held to fund rabbi trusts increased during the three months ended September 30, 2020, compared to the same period in prior year, driven by the favorable performance of the underlying invested assets. The nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, decreased due to the unfavorable performance of the underlying invested assets, partially offset by the aforementioned favorable performance during the three months ended September 30, 2020 compared to the same period in the prior year.

Equity losses from unconsolidated hospitality ventures.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Better / (Worse)	2020	2019	Better / (Worse)
Hyatt's share of unconsolidated hospitality ventures net losses excluding foreign currency	$(20)	$(4)	$(16)	$(35)	$(13)	$(22)
Hyatt's share of unconsolidated hospitality ventures foreign currency net gains (losses) (1)	(3)	1	(4)	(17)	2	(19)
Net gains from sales activity related to unconsolidated hospitality ventures (Note 5)	—	—	—	—	8	(8)
Impairment charges related to investments in unconsolidated hospitality ventures (Note 5)	—	(6)	6	(1)	(7)	6
Other	3	4	(1)	8	8	—
Equity losses from unconsolidated hospitality ventures	$(20)	$(5)	$(15)	$(45)	$(2)	$(43)
(1) Foreign currency impact is driven by one of our unconsolidated hospitality ventures which holds loans denominated in a currency other than its functional currency.
Interest Expense.   Interest expense increased $16 million and $29 million during the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year, driven by the 2022 Notes issued during the third quarter, the 2025 Notes and the 2030 Notes issued during the second quarter, and issuance costs related to the bridge credit facility executed and terminated during the second quarter. See Part I, Item 1 "Financial Statements—Note 10 to the Condensed Consolidated Financial Statements" for additional information.
Gains on sales of real estate.   During the nine months ended September 30, 2020, we recognized a $4 million pre-tax gain related to an unrelated third-party's investment in certain of our subsidiaries that are developing a hotel, parking, and retail space in Philadelphia, Pennsylvania and a $4 million pre-tax gain for the sale of a commercial building in Omaha, Nebraska. During the three and nine months ended September 30, 2019, we recognized pre-tax gains of $272 million related to the sale of Hyatt Regency Atlanta and $101 million related the sale of the property adjacent to Grand Hyatt San Francisco and assignment of the Apple store lease. See Part I, Item 1 "Financial Statements—Note 7 to the Condensed Consolidated Financial Statements" for additional information.
Asset impairments.  During the nine months ended September 30, 2020, we recognized $38 million of goodwill impairment charges and $14 million of impairment charges related to property and equipment, operating lease right-of-use assets, and definite-lived intangibles. During the three and nine months ended September 30, 2019, we recognized $9 million and $13 million of impairment charges, respectively, related to Two Roads management agreement intangibles for contracts that terminated. See Part I, Item 1 "Financial Statements—Note 2 to the Condensed Consolidated Financial Statements" for additional information.
Other income (loss), net.   Other income (loss), net decreased $44 million and $218 million during the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year. See Part I, Item 1 "Financial Statements—Note 19 to the Condensed Consolidated Financial Statements" for additional information.
Benefit (provision) for income taxes.

	Three Months Ended September 30,
	2020	2019	Better / (Worse)
Income (loss) before income taxes	$(220)	$405	$(625)	(154.1)%
Benefit (provision) for income taxes	59	(109)	168	153.8%
Effective tax rate	26.8%	26.9%		0.1%

	Nine Months Ended September 30,
	2020	2019	Better / (Worse)
Income (loss) before income taxes	$(688)	$593	$(1,281)	(215.9)%
Benefit (provision) for income taxes	188	(148)	336	227.0%
Effective tax rate	27.3%	25.0%		(2.3)%

The income tax benefit for the three and nine months ended September 30, 2020 is primarily due to net losses before income taxes. See Part I, Item 1 "Financial Statements—Note 12 to the Condensed Consolidated Financial Statements" for additional information.
Segment Results
As described in Part I, Item 1 "Financial Statements—Note 17 to the Condensed Consolidated Financial Statements," we evaluate segment operating performance using owned and leased hotels revenues, management, franchise, and other fees revenues, and Adjusted EBITDA, and amounts for the three and nine months ended September 30, 2019 have been adjusted retrospectively for the segment changes effective January 1, 2020.
Owned and leased hotels segment.
Revenues, comparable RevPAR, and Adjusted EBITDA decreased significantly during the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, primarily driven by the impact of the COVID-19 pandemic beginning in March 2020 at our owned and leased properties, resulting in decreased group and transient demand. At March 31, 2020, 18% of our owned and leased hotels were open, and throughout the second and third quarters, operations have largely resumed across the portfolio, with 87% of our owned and leased hotels open at September 30, 2020.
Owned and leased hotels segment revenues.

	Three Months Ended September 30,
	2020	2019	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$77	$399	$(322)	(80.5)%	$1
Non-comparable owned and leased hotels revenues	5	42	(37)	(90.0)%	—
Total segment revenues	$82	$441	$(359)	(81.4)%	$1

	Nine Months Ended September 30,
	2020	2019	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$427	$1,269	$(842)	(66.3)%	$(4)
Non-comparable owned and leased hotels revenues	5	148	(143)	(96.8)%	(2)
Total segment revenues	$432	$1,417	$(985)	(69.5)%	$(6)
Comparable owned and leased hotels revenues decreased for the three and nine months ended September 30, 2020, compared to the same periods in the prior year, driven by the significant impacts of the COVID-19 pandemic as described above.
The decreases in non-comparable owned and leased hotels revenues for the three and nine months ended September 30, 2020, compared to the same periods in the prior year, were driven by the dispositions of Hyatt Regency Atlanta and Grand Hyatt Seoul in the latter half of 2019.

	Three Months Ended September 30,
	RevPAR		Occupancy		ADR
	2020	vs. 2019 (in constant $)	2020	vs. 2019	2020	vs. 2019 (in constant $)
Comparable owned and leased hotels	$28	(83.1)%	14.6%	(60.5)% pts	$194	(13.1)%

	Nine Months Ended September 30,
	RevPAR		Occupancy		ADR
	2020	vs. 2019 (in constant $)	2020	vs. 2019	2020	vs. 2019 (in constant $)
Comparable owned and leased hotels	$54	(68.9)%	24.3%	(51.5)% pts	$224	(2.9)%

The declines in RevPAR at our comparable owned and leased hotels during the three and nine months ended September 30, 2020, compared to the same periods in the prior year, were driven by the temporary suspension of operations at certain owned and leased hotels as well as low demand, both due to the impact of the COVID-19 pandemic.
During the three and nine months ended September 30, 2020, no properties were removed from the comparable owned and leased hotels results.
Owned and leased hotels segment Adjusted EBITDA.

	Three Months Ended September 30,
	2020	2019	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$(53)	$60	$(113)	(187.6)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(3)	13	(16)	(127.5)%
Segment Adjusted EBITDA	$(56)	$73	$(129)	(177.4)%

	Nine Months Ended September 30,
	2020	2019	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$(93)	$253	$(346)	(136.7)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(7)	38	(45)	(119.5)%
Segment Adjusted EBITDA	$(100)	$291	$(391)	(134.5)%

Owned and leased hotels Adjusted EBITDA. The decreases in Adjusted EBITDA at our owned and leased hotels for the three and nine months ended September 30, 2020, compared to the same periods in the prior year, were primarily driven by the aforementioned decreases in revenues. Within Adjusted EBITDA, the decreases in revenues were partially offset by decreases in comparable owned and leased hotels expense during the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, primarily driven by a reduction of payroll and related costs due to the temporary suspension of hotel operations at a number of hotels. Adjusted EBITDA at our non-comparable owned and leased hotels decreased $9 million and $33 million during the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, respectively, primarily driven by the disposition of Hyatt Regency Atlanta in 2019.

Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA. Our pro rata share of Adjusted EBITDA from our unconsolidated hospitality ventures decreased during the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily driven by decreased demand due to the COVID-19 pandemic.
Americas management and franchising segment.
Revenues, full service and select service RevPAR, and Adjusted EBITDA decreased significantly during the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, driven by the impact of the COVID-19 pandemic beginning in March 2020. At March 31, 2020, 51% of our Americas full service hotels and 91% of Americas select service hotels were open, and throughout the second and third quarters, operations resumed across the portfolio, with 85% of our Americas full service hotels and 98% of Americas select service hotels open at September 30, 2020.

Americas management and franchising segment revenues.

	Three Months Ended September 30,
	2020	2019	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$29	$108	$(79)	(73.5)%
Contra revenue	(5)	(4)	(1)	(14.7)%
Other revenues	4	16	(12)	(74.5)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	234	565	(331)	(58.6)%
Total segment revenues	$262	$685	$(423)	(61.7)%

	Nine Months Ended September 30,
	2020	2019	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$121	$331	$(210)	(63.6)%
Contra revenue	(13)	(11)	(2)	(17.9)%
Other revenues	33	71	(38)	(53.4)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	904	1,688	(784)	(46.5)%
Total segment revenues	$1,045	$2,079	$(1,034)	(49.8)%
The decreases in management, franchise, and other fees and other revenues for the three and nine months ended September 30, 2020, compared to the same periods in the prior year, were driven by hotels with suspended operations and depressed demand due to the COVID-19 pandemic.
The decreases in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties for the three and nine months ended September 30, 2020, compared to the same periods in the prior year, were driven by the impact of the COVID-19 pandemic and the associated suspension of hotel operations at a number of hotels as well as cost containment initiatives in 2020, both of which led to lower reimbursements for payroll and related costs and expenses related to system-wide services provided to managed and franchised properties.

	Three Months Ended September 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2020	vs. 2019 (in constant $)	2020	vs. 2019	2020	vs. 2019 (in constant $)
Americas full service	$28	(82.7)%	17.7%	(59.4)% pts	$155	(24.6)%
Americas select service	$47	(57.8)%	44.3%	(34.6)% pts	$105	(24.8)%

	Nine Months Ended September 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2020	vs. 2019 (in constant $)	2020	vs. 2019	2020	vs. 2019 (in constant $)
Americas full service	$50	(68.9)%	25.7%	(50.0)% pts	$194	(8.4)%
Americas select service	$48	(55.5)%	40.9%	(35.4)% pts	$117	(16.9)%
The RevPAR decreases at our comparable system-wide full service and select service hotels during the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, were due to the COVID-19 pandemic.

During the three months ended September 30, 2020, no properties were removed from the comparable Americas full and select service system-wide hotel results. During the nine months ended September 30, 2020, one property left the chain and was removed from the comparable Americas full service system-wide hotel results, and two properties were removed from the comparable Americas select service system-wide hotel results as one property left the chain and one property is undergoing a significant renovation.
Americas management and franchising segment Adjusted EBITDA.

	Three Months Ended September 30,
	2020	2019	Better / (Worse)
Segment Adjusted EBITDA	$16	$93	$(77)	(82.9)%

	Nine Months Ended September 30,
	2020	2019	Better / (Worse)
Segment Adjusted EBITDA	$81	$288	$(207)	(71.9)%
The decreases in Adjusted EBITDA were primarily driven by the aforementioned decreases in revenues during the three and nine months ended September 30, 2020, compared to the same periods in the prior year, partially offset by reductions in expenses as a result of cost containment initiatives in 2020, primarily payroll and related costs.
ASPAC management and franchising segment.
Revenues, full service and select service RevPAR, and Adjusted EBITDA decreased significantly during the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, driven by the impact of the COVID-19 pandemic beginning in late January 2020. At March 31, 2020, 88% of our ASPAC full and select hotels were open. Operations have resumed across the portfolio throughout the second and third quarters, with 92% of hotels in ASPAC open at September 30, 2020.
ASPAC management and franchising segment revenues.

	Three Months Ended September 30,
	2020	2019	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$17	$32	$(15)	(47.9)%
Contra revenue	—	—	—	(37.5)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	18	30	(12)	(38.4)%
Total segment revenues	$35	$62	$(27)	(43.8)%

	Nine Months Ended September 30,
	2020	2019	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$42	$96	$(54)	(57.0)%
Contra revenue	(2)	(1)	(1)	(32.4)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	62	80	(18)	(22.1)%
Total segment revenues	$102	$175	$(73)	(41.6)%
Management, franchise, and other fees decreased for the three and nine months ended September 30, 2020, compared to the same periods in the prior year, primarily driven by the COVID-19 pandemic.
The decreases in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, were driven by lower reimbursements for expenses related to system-wide services provided to managed and franchised properties due to cost containment initiatives in 2020.

	Three Months Ended September 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2020	vs. 2019 (in constant $)	2020	vs. 2019	2020	vs. 2019 (in constant $)
ASPAC full service	$59	(58.9)%	42.4%	(33.0)% pts	$139	(26.9)%
ASPAC select service	$38	(29.3)%	57.9%	(9.9)% pts	$66	(17.3)%

	Nine Months Ended September 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2020	vs. 2019 (in constant $)	2020	vs. 2019	2020	vs. 2019 (in constant $)
ASPAC full service	$53	(62.1)%	34.4%	(37.9)% pts	$154	(20.2)%
ASPAC select service	$28	(44.6)%	41.0%	(22.8)% pts	$68	(13.8)%
Comparable system-wide hotels RevPAR decreased for three and nine months ended September 30, 2020, compared to the same periods in the prior year, driven by decreased inbound travel and low transient demand, as a result of the COVID-19 pandemic.
During the three months ended September 30, 2020, one property left the chain and was removed from the comparable ASPAC full service system-wide hotel results. During the nine months ended September 30, 2020, one property left the chain and was removed from the comparable ASPAC select service system-wide hotel results, and four properties were removed from the comparable ASPAC full service system-wide hotel results, as three properties left the chain and one property experienced a seasonal closure.
ASPAC management and franchising segment Adjusted EBITDA.

	Three Months Ended September 30,
	2020	2019	Better / (Worse)
Segment Adjusted EBITDA	$9	$19	$(10)	(58.2)%

	Nine Months Ended September 30,
	2020	2019	Better / (Worse)
Segment Adjusted EBITDA	$15	$59	$(44)	(75.4)%
The decreases in Adjusted EBITDA were primarily driven by the aforementioned decreases in revenues during the three and nine months ended September 30, 2020, compared to the same periods in the prior year, partially offset by reductions in expenses as a result of cost containment initiatives in 2020, primarily payroll and related costs.
EAME/SW Asia management and franchising segment.
Revenues, full service and select service RevPAR, and Adjusted EBITDA decreased significantly during the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, driven by the impact of the COVID-19 pandemic beginning in March 2020. At March 31, 2020, 52% of our EAME/SW Asia full and select service hotels were open. Operations have resumed across the portfolio throughout the second and third quarters, with 86% of hotels in EAME/SW Asia open at September 30, 2020.

EAME/SW Asia management and franchising segment revenues.

	Three Months Ended September 30,
	2020	2019	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$5	$21	$(16)	(75.2)%
Contra revenue	(2)	(1)	(1)	(31.6)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	14	20	(6)	(35.4)%
Total segment revenues	$17	$40	$(23)	(58.2)%

	Nine Months Ended September 30,
	2020	2019	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$17	$58	$(41)	(70.2)%
Contra revenue	(5)	(4)	(1)	(27.6)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	46	54	(8)	(15.6)%
Total segment revenues	$58	$108	$(50)	(46.6)%
The decreases in management, franchise, and other fees during the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, were driven by the COVID-19 pandemic.
The decreases in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, were driven by lower reimbursements for expenses related to system-wide services provided to managed and franchised properties due to cost containment initiatives in 2020.

	Three Months Ended September 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2020	vs. 2019 (in constant $)	2020	vs. 2019	2020	vs. 2019 (in constant $)
EAME/SW Asia full service	$32	(76.1)%	18.6%	(51.2)% pts	$172	(10.2)%
EAME/SW Asia select service	$25	(63.8)%	29.4%	(48.6)% pts	$85	(4.1)%

	Nine Months Ended September 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2020	vs. 2019 (in constant $)	2020	vs. 2019	2020	vs. 2019 (in constant $)
EAME/SW Asia full service	$43	(66.0)%	25.4%	(41.8)% pts	$168	(9.8)%
EAME/SW Asia select service	$30	(53.5)%	34.1%	(38.2)% pts	$89	(1.4)%
Comparable system-wide hotels RevPAR decreased during the three and nine months ended September 30, 2020, compared to September 30, 2019, due to the COVID-19 pandemic.
During the three and nine months ended September 30, 2020, one property left the chain and was removed from the comparable EAME/SW Asia full service system-wide hotel results, and no properties were removed from the comparable EAME/SW Asia select service system-wide hotel results.

EAME/SW Asia management and franchising segment Adjusted EBITDA.

	Three Months Ended September 30,
	2020	2019	Better / (Worse)
Segment Adjusted EBITDA	$(2)	$12	$(14)	(113.4)%

	Nine Months Ended September 30,
	2020	2019	Better / (Worse)
Segment Adjusted EBITDA	$(12)	$33	$(45)	(135.4)%
The decreases in Adjusted EBITDA during the three and nine months ended September 30, 2020, compared to the same periods in the prior year, were primarily driven by the aforementioned decreases in revenues. The decrease in Adjusted EBITDA during the nine months ended September 30, 2020, compared to September 30, 2019, was also driven by an increase in selling, general, and administrative expenses for reserves recognized on certain receivables, partially offset by reductions in expenses as a result of cost containment initiatives in 2020, primarily payroll and related costs.
Corporate and other.

	Three Months Ended September 30,
	2020	2019	Better / (Worse)
Revenues	$7	$15	$(8)	(54.8)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	1	2	(1)	(49.1)%
Adjusted EBITDA	(15)	(33)	18	57.8%

	Nine Months Ended September 30,
	2020	2019	Better / (Worse)
Revenues	$25	$45	$(20)	(43.9)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	3	4	(1)	(41.6)%
Adjusted EBITDA	(65)	(110)	45	41.7%
Revenues decreased during the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, primarily driven by decreases in Exhale operations impacted by the COVID-19 pandemic as well as decreases in revenue from point transfers related to our co-branded credit card program.
Adjusted EBITDA increased during the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, primarily due to reductions in expenses as a result of cost containment initiatives in 2020, primarily payroll and related costs, and integration related costs incurred in 2019 associated with the acquisition of Two Roads.

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
•interest expense;
•benefit (provision) for income taxes;
•depreciation and amortization;
•amortization of management and franchise agreement assets constituting payments to customers ("Contra revenue");
•revenues for the reimbursement of costs incurred on behalf of managed and franchised properties;
•costs incurred on behalf of managed and franchised properties;
•equity earnings (losses) from unconsolidated hospitality ventures;
•stock-based compensation expense;
•gains (losses) on sales of real estate;
•asset impairments; and
•other income (loss), net.
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
Adjusted EBITDA excludes certain items that can vary widely across different industries and among companies within the same industry. For instance, interest expense and benefit (provision) for income taxes are dependent upon company specifics, including capital structure, credit ratings, tax policies, and jurisdictions in which they operate, and therefore, can vary significantly across companies. Depreciation and amortization, as well as Contra revenue, are dependent on company policies including how the assets are utilized as well as the lives assigned to the assets. We exclude revenues for the reimbursement of costs and costs incurred on behalf of managed and franchised properties which relate to the reimbursement of payroll costs and for system-wide services and programs that we operate for the benefit of our hotel owners as contractually we do not provide services or operate the related programs to generate a profit over the terms of the respective contracts. Over the long term, these programs and services are not designed to impact our economics, either positively or negatively. Therefore, we exclude the net impact when evaluating period-over-period changes in our operating results. We exclude stock-based compensation expense to remove the variability amongst companies resulting from different compensation plans companies have adopted. Finally, we exclude other items that are not core to our operations, such as asset impairments and unrealized and realized gains and losses on marketable securities.
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

The table below provides a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA:

	Three Months Ended September 30,
	2020	2019	Change
Net income (loss) attributable to Hyatt Hotels Corporation	$(161)	$296	$(457)	(154.2)%
Interest expense	35	19	16	88.7%
(Benefit) provision for income taxes	(59)	109	(168)	(153.8)%
Depreciation and amortization	80	85	(5)	(6.4)%
EBITDA	(105)	509	(614)	(120.6)%
Contra revenue	7	5	2	20.5%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(267)	(617)	350	56.8%
Costs incurred on behalf of managed and franchised properties	278	633	(355)	(56.1)%
Equity losses from unconsolidated hospitality ventures	20	5	15	341.1%
Stock-based compensation expense	3	4	(1)	(25.5)%
Gains on sales of real estate	—	(373)	373	100.0%
Asset impairments	—	9	(9)	(99.5)%
Other (income) loss, net	19	(25)	44	173.9%
Pro rata share of unconsolidated owned and leased hospitality ventures Adjusted EBITDA	(3)	13	(16)	(127.5)%
Adjusted EBITDA	$(48)	$163	$(211)	(129.9)%

	Nine Months Ended September 30,
	2020	2019	Change
Net income (loss) attributable to Hyatt Hotels Corporation	$(500)	$445	$(945)	(212.3)%
Interest expense	87	58	29	49.9%
(Benefit) provision for income taxes	(188)	148	(336)	(227.0)%
Depreciation and amortization	233	248	(15)	(6.0)%
EBITDA	(368)	899	(1,267)	(140.9)%
Contra revenue	20	16	4	21.4%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(1,015)	(1,826)	811	44.5%
Costs incurred on behalf of managed and franchised properties	1,068	1,871	(803)	(42.9)%
Equity losses from unconsolidated hospitality ventures	45	2	43	NM
Stock-based compensation expense	20	28	(8)	(28.6)%
Gains on sales of real estate	(8)	(374)	366	97.9%
Asset impairments	52	13	39	277.7%
Other (income) loss, net	114	(104)	218	208.9%
Pro rata share of unconsolidated owned and leased hospitality ventures Adjusted EBITDA	(7)	38	(45)	(119.5)%
Adjusted EBITDA	$(79)	$563	$(642)	(114.1)%

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
The COVID-19 pandemic and related travel restrictions and other containment efforts have had a significant impact on the travel industry and, as a result, on our business, results of operations, and cash flows. Given the uncertainty and dynamic nature of the situation, we cannot currently estimate the ultimate financial impact of the COVID-19 pandemic and have therefore taken significant actions to manage operating expenses and cash flows consistent with business needs and demand levels. Those actions include the reduction of (i) capital expenditures; (ii) selling, general, and administrative expenses, including permanent reductions in staffing levels; (iii) a significant portion of owned and leased hotels expense; and (iv) costs incurred on behalf of our third-party owners. We also suspended our quarterly dividend and all share repurchases.
On August 26, 2020, we issued and sold the 2022 Notes and on April 21, 2020, we entered into the Revolver Amendment and issued the 2025 Notes and the 2030 Notes. See our Current Reports on Form 8-K filed with the SEC on September 1, 2020, April 21, 2020, and April 24, 2020, respectively, for more information related to our revolving credit facility amendment and notes offerings. Based on these actions, we believe that our cash position, short-term investments, and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives for the foreseeable future. Our cash burn decreased for the three months ended September 30, 2020, compared to the three months ended June 30, 2020, primarily due to improved cash flow from operations and lower levels of capital expenditures and investment spend. These results were partially offset by working capital support provided to third-party owners. We believe our existing liquidity, excluding proceeds from the 2022 Notes, is sufficient to fund our operations at third quarter 2020 demand levels for more than 36 months.
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
Recent Transactions Affecting our Liquidity and Capital Resources
During the nine months ended September 30, 2020 and September 30, 2019, various transactions impacted our liquidity. See "—Sources and Uses of Cash."

Sources and Uses of Cash

	Nine Months Ended September 30,
	2020	2019
Cash provided by (used in):
Operating activities	$(463)	$274
Investing activities	(318)	298
Financing activities	1,527	(380)
Effect of exchange rate changes on cash	1	6
Net increase in cash, cash equivalents, and restricted cash	$747	$198
Cash Flows from Operating Activities
Cash provided by (used in) operating activities decreased $737 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease was primarily due to a decline in performance at hotels within our management and franchising and owned and leased hotels segments which were negatively impacted by the COVID-19 pandemic and the settlement of our outstanding interest rate locks for $61 million upon issuance of the 2030 Notes.
Cash Flows from Investing Activities
During the nine months ended September 30, 2020:
•We invested $223 million in net purchases of marketable securities and short-term investments.
•We invested $104 million in capital expenditures (see "—Capital Expenditures").
•We invested $57 million in unconsolidated hospitality ventures.
•We received $72 million of proceeds related to the disposition of a 60% ownership interest in certain subsidiaries that are developing a hotel, parking, and retail space in Philadelphia, Pennsylvania.
•We received $6 million of proceeds from the sale of a commercial building in Omaha, Nebraska.
During the nine months ended September 30, 2019:
•We sold Hyatt Regency Atlanta to an unrelated third party for approximately $346 million, net of closing costs and proration adjustments.
•We sold the property adjacent to Grand Hyatt San Francisco and assigned the related Apple store lease to an unrelated third party for approximately $115 million, net of closing costs and proration adjustments. Proceeds from the sale were held as a restricted for use in a potential like-kind exchange.
•We received $59 million of net proceeds from the sale of marketable securities and short-term investments.
•We received $46 million of proceeds from an unsecured financing receivable
•We received $25 million of proceeds from the sales activity related to certain equity method investments.
•We invested $244 million in capital expenditures (see "—Capital Expenditures").
•We invested $39 million in unconsolidated hospitality ventures
•We acquired land for $15 million from an unrelated third party.
Cash Flows from Financing Activities
During the nine months ended September 30, 2020:
•We issued the 2025 and the 2030 Notes and received approximately $890 million of net proceeds, after deducting $10 million of underwriting discounts and other offering expenses.

•We issued the 2022 Notes and received approximately $745 million of net proceeds, after deducting $5 million of underwriting discounts and other offering expenses.
•We repurchased 827,643 shares of Class A common stock for an aggregate purchase price of $69 million.
•We paid a first quarter $0.20 per share cash dividend on Class A and Class B common stock totaling $20 million.
•We borrowed $400 million and repaid $400 million on our revolving credit facility.
During the nine months ended September 30, 2019:
•We repurchased 3,829,427 shares of Class A and Class B common stock for an aggregate purchase price of $280 million.
•We paid three quarterly $0.19 per share cash dividends on Class A and Class B common stock totaling $60 million.
•We paid $24 million of contingent consideration as a result of the acquisition of Two Roads.
•We borrowed and repaid $180 million on our revolving credit facility.
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

	September 30, 2020	December 31, 2019
Consolidated debt (1)	$3,241	$1,623
Stockholders' equity	3,350	3,962
Total capital	6,591	5,585
Total debt to total capital	49.2%	29.1%
Consolidated debt (1)	3,241	1,623
Less: cash and cash equivalents and short-term investments	(2,088)	(961)
Net consolidated debt	$1,153	$662
Net debt to total capital	17.5%	11.9%
(1) Excludes approximately $654 million and $572 million of our share of unconsolidated hospitality venture indebtedness at September 30, 2020 and December 31, 2019, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements.
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

	Nine Months Ended September 30,
	2020	2019
Enhancements to existing properties	$52	$90
Investment in new properties under development or recently opened	33	100
Maintenance and technology	19	54
Total capital expenditures	$104	$244
In response to the COVID-19 pandemic and its impact to our business, we have taken actions to reduce capital expenditures in 2020. The decrease in enhancements to existing properties is driven by a decrease in discretionary hotel renovations, including Grand Hyatt Seoul which was sold during the year ended December 31, 2019. The decrease in investment in new properties under development or recently opened is primarily driven by a decrease in renovation spend at two Miraval properties and the development of a hotel in Philadelphia in 2019 that converted to an equity method investment in 2020. The decrease in maintenance and technology expenditures is driven by decreased technology spending.
Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes at September 30, 2020, as described in Part I, Item 1 "Financial Statements—Note 10 to the Condensed Consolidated Financial Statements." Interest on the Senior Notes is payable semi-annually or quarterly.

Principal amount
2021 Notes	$250
2022 Notes	750
2023 Notes	350
2025 Notes	450
2026 Notes	400
2028 Notes	400
2030 Notes	450
Total Senior Notes	$3,050
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at September 30, 2020.
On August 26, 2020, we issued the 2022 Notes. See Part I, Item 1 "Financial Statements—Note 10 to the Condensed Consolidated Financial Statements" and our Current Report on Form 8-K filed with the SEC on September 1, 2020 for more information related to our Senior Notes.
On April 21, 2020, we issued the 2025 Notes and the 2030 Notes. See Part I, Item 1 "Financial Statements—Note 10 to the Condensed Consolidated Financial Statements" and our Current Reports on Form 8-K filed with the SEC on April 21, 2020 and April 24, 2020, respectively, for more information related to our Senior Notes.
Revolving Credit Facility
The revolving credit facility is intended to provide financing for working capital and general corporate purposes, including permitted investments and acquisitions. At September 30, 2020 and December 31, 2019, we had no balance outstanding. See Part I, Item 1 "Financial Statements—Note 10 to the Condensed Consolidated Financial Statements."
We are in compliance with all applicable covenants under the revolving credit facility at September 30, 2020.
On April 21, 2020, we entered into the Revolver Amendment. See Part I, Item 1 "Financial Statements—Note 10 to the Condensed Consolidated Financial Statements" and our Current Report on Form 8-K filed with the SEC on April 21, 2020 for more information related to the Revolver Amendment.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $263 million in letters of credit issued directly with financial institutions outstanding both at September 30, 2020 and December 31, 2019. These letters of credit had weighted-average fees of approximately 144 basis points and a range of maturity of up to approximately two years at September 30, 2020.
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

Loyalty Program Future Redemption Obligation
We utilize an actuary to assist with the valuation of the deferred revenue liability related to the loyalty program. As a result of the impact of the COVID-19 pandemic, we revised our estimate of the anticipated timing of our future point redemptions over the next 12 months, which resulted in a $118 million reclassification of our deferred revenue liability related to the loyalty program from current at December 31, 2019 to long-term at September 30, 2020.
Goodwill and Indefinite-Lived Intangible Assets

Historically, changes in estimates used in our goodwill and indefinite-lived intangible asset valuations have not resulted in material impairment charges in subsequent periods. However, the extent, duration, and magnitude of the COVID-19 pandemic will depend on factors such as the impact of the pandemic on global and regional economies, travel, and economic activity, as well as actions taken by governments, businesses, and individuals in response to the pandemic or any resurgence. Future impacts of the COVID-19 pandemic are highly uncertain and difficult to predict, but they may change the estimates and assumptions used in our valuations, which could result in future impairment charges. At September 30, 2020, a 10% decline in the underlying cash flows or a 1% increase in the discount rates or terminal capitalization rates would not result in an impairment of goodwill. However, the loss of management agreement contracts, changes in our intent with respect to certain assets, and/or changes in our estimates and assumptions used in our valuations could result in future impairment charges of up to $20 million for certain indefinite-lived intangible assets.
Property and Equipment and Operating Lease Right-of-Use Assets

We assess property and equipment and operating lease right-of-use assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing to the projected undiscounted cash flows of the asset. At September 30, 2020, all of our property and equipment and operating lease right-of-use assets were recoverable. However, as noted above, the impacts of the COVID-19 pandemic are highly uncertain and difficult to predict, and they may change the estimates and assumptions used in our cash flow projections, which could result in future impairment charges.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At September 30, 2020, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
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
On April 21, 2020, we settled our outstanding interest rate locks upon issuance of the 2030 Notes. See Part I, Item 1 "Financial Statements—Note 10 to the Condensed Consolidated Financial Statements" and had no outstanding interest rate locks at September 30, 2020. At September 30, 2020 and December 31, 2019, we did not hold any interest rate swap contracts.
The following table sets forth the contractual maturities and the total fair values at September 30, 2020 for our financial instruments materially affected by interest rate risk:

	Maturities by Period
	2020	2021	2022	2023	2024	Thereafter	Total carrying amount (1)	Total fair value
Fixed-rate debt	$—	$255	$5	$355	$6	$1,852	$2,473	$2,641
Average interest rate (2)							4.89%
Floating-rate debt (3)	$1	$4	$754	$3	$3	$21	$786	$794
Average interest rate (2)							3.41%
(1) Excludes $9 million of finance lease obligations and $27 million of unamortized discounts and deferred financing fees.
(2) Average interest rate at September 30, 2020.
(3) Includes Grand Hyatt Rio de Janeiro construction loan which had a 6.92% interest rate at September 30, 2020.
Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. The U.S. dollar equivalents of the notional amounts of the outstanding forward contracts, the majority of which relate to intercompany transactions, with terms of less than one year, were $172 million and $194 million at September 30, 2020 and December 31, 2019, respectively.
We intend to offset the gains and losses related to our third-party debt and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income (loss). Our exposure to market risk has not materially changed from what we previously disclosed in our 2019 Form 10-K.
For the three and nine months ended September 30, 2020, the effects of these derivative instruments resulted in a net loss of $7 million and $0, respectively, recognized in other income (loss), net on our condensed consolidated statements of income (loss). For the three and nine months ended September 30, 2019, the effects of these derivative instruments resulted in net gains of $9 million and $14 million, respectively, recognized in other income (loss), net of our condensed consolidated statements of income (loss). We offset the gains and losses on our foreign currency forward contracts with gains and losses related to our intercompany loans and transactions, such that there is a negligible effect to net income (loss).

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

In March 2018, a putative class action was filed against the Company and several other hotel companies in federal district court in Illinois, Case No. 1:18-cv-01959, seeking an unspecified amount of damages and equitable relief for an alleged violation of the federal antitrust laws. In December 2018, a second lawsuit was filed against the Company by TravelPass Group, LLC, Partner Fusion, Inc., and Reservation Counter, LLC in federal district court in Texas, Case No. 5:18-cv-00153, for an alleged violation of federal antitrust laws arising from similar conduct alleged in the Illinois case and seeking an unspecified amount of monetary damages. As part of the Texas federal court case, the Company filed counterclaims against the plaintiffs for unfair competition and trademark infringement. In October 2020, the Company resolved the claims and counterclaims in the Texas lawsuit without either party admitting liability. The Company disputes the allegations in the remaining Illinois federal district court lawsuit and will defend its interests vigorously. We currently do not believe the ultimate outcome of this litigation will have a material effect on our consolidated financial position, results of operation, or liquidity.
Item 1A. Risk Factors.
We are supplementing the risk factors described under the section titled "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Item 1A to Part II of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 with the following risk factor.

The global COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on the travel industry generally and, as a result, on our business and results of operations, and these impacts may persist for an extended period of time or become more pronounced over time.

The global spread and unprecedented impact of the COVID-19 pandemic is complex, unpredictable, and continuously evolving and has resulted in significant disruption and additional risks to our business, the lodging, hospitality, and travel industries, and the global economy. The COVID-19 pandemic has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement, gatherings of large numbers of people, and business operations such as travel bans, border closings, business closures, quarantines, shelter-in-place orders, and social distancing measures. As a result, the COVID-19 pandemic and its consequences have significantly reduced global travel and demand for hotel rooms and have had a material detrimental impact on global commercial activity across the lodging, hospitality, and travel industries, all of which has had, and is expected to continue to have, a material adverse impact on our business, operations, and financial results.

The extent, duration, and magnitude of the COVID-19 pandemic's effects will depend on future developments, all of which are highly uncertain and difficult to predict, including, but not limited to, the impact of the pandemic on global and regional economies, travel, and economic activity, as well as actions taken by governments, businesses, and individuals in response to the pandemic or any resurgence. These developments include the impact of the COVID-19 pandemic on unemployment rates and consumer discretionary spending; the demand for travel and transient and group business; levels of consumer confidence; the ability of our third-party owners, franchisees, or hospitality venture partners to successfully navigate such impacts; and the pace of recovery when the pandemic subsides or effective treatments or vaccines become available.

The COVID-19 pandemic has subjected our business, operations, and financial condition to a number of significant risks:

•Revenues and Expenses: With the global spread of COVID-19 beginning in March 2020, we began to experience significant decreases in demand and system-wide RevPAR beyond our Greater China properties where the negative impacts first originated. The effects of the pandemic have materially adversely affected, and we expect will continue to materially adversely affect to an extent we are unable to predict, the revenues and profitability of our owned and leased properties, and revenues may be insufficient to offset certain fixed costs, such as insurance and property taxes. In addition, uncertain or fluctuating real estate valuations and the inability for third-party purchasers to obtain capital may prevent us from selling properties on acceptable terms or prevent us from selling properties within our previously announced timeframes.

In addition, the amount of management and franchise fee revenues we are able to generate from our managed and franchised properties has been materially adversely affected, and we expect will continue to be materially adversely affected by the COVID-19 pandemic. The economic impact of the pandemic has also made it difficult for certain third-party owners or franchisees to meet working capital needs, and could make it difficult for them to service debt obligations or obtain financing on favorable terms, or at all, which could have a significant impact on the overall level, cost, and pace of our future development and, therefore, our ability to increase revenue. The impact of the pandemic could cause third-party owners or franchisees to declare bankruptcy or cause their lenders to declare a default, accelerate the related debt or foreclose on the property. Such bankruptcies, sales or foreclosures could, in some cases, result in the termination of our management or franchise agreements and impact our anticipated income and cash flows. Additionally, third-party owners or franchisees may be, and in limited cases, have been, unable or unwilling to pay us amounts that we are entitled to receive on a timely basis or at all, which has adversely affected, and may continue to adversely affect, our revenues and liquidity.

The COVID-19 pandemic has caused us, and could continue to cause us, to incur additional expenses. For example, as a result of the pandemic and resulting deterioration in hotel operating performance, we may be, and in limited cases, have been, required to fund shortfalls in operating profit under performance tests or guarantees we have entered into in favor of some third-party owners. Moreover, our third-party owners and franchisees could fail to reimburse us for any payments we may be required to make to third-party lenders to whom we made financial guarantees for the timely repayment of all or a portion of the third-party owners' or franchisees' debt related to hotels that we manage or franchise. We have, in limited cases, found it necessary or in the interest of our business to provide financial or other types of support to certain of these parties, and may continue to do so in the future, which could increase our expenses and affect cash flows. While governments have and may continue to implement various stimulus and relief programs, it is uncertain whether and to what extent we or our third-party owners or franchisees will be eligible to participate in such programs, whether conditions or restrictions imposed under such programs will be acceptable, and whether such programs will be effective in avoiding or significantly mitigating the financial impacts of the COVID-19 pandemic. Further, we have incurred additional costs related to severance payments and may incur additional expenses related to restructuring activities in future periods. Even after the COVID-19 pandemic subsides, we or our hotel owners and franchisees could experience other short or longer-term impacts on our costs, including, for example, the need for enhanced health and hygiene standards or certifications, social distancing requirements or other precautionary measures in response to the health and safety challenges presented by the COVID-19 pandemic. These effects could impact our ability to generate profits even after revenues improve.

•Operations: In response to the significant decline in demand for hotels across our system, we have taken actions and continue to evaluate spending to manage operating expenses and optimize our financial resources. These actions include an approximate 35% permanent reduction in our employee workforce across our regions, eliminating non-essential spending and corporate initiatives, and reducing costs related to certain system-wide expenses we incur on behalf of third-party owners related to marketing, sales, reservations, and technology. We have received, and may continue to receive, demands or requests from labor unions that represent our colleagues, whether in the course of our periodic renegotiation of our collective bargaining agreements or otherwise, for additional compensation, healthcare benefits, or other terms that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our mitigation plans. Some actions we have taken, or that we may take in the future, to reduce costs for us or our third-party owners or franchisees may negatively impact guest loyalty, owner preference, or our ability to attract and retain colleagues, and our reputation and market share may suffer as a result. Loss of our personnel may cause us to experience operational challenges that impact guest loyalty, owner preference, and our market share, which could limit our ability to maintain or expand our business and could reduce our profits. Further, once the effects of the pandemic subside, we expect the recovery period could be extended and that certain operational changes, particularly with respect to enhanced health and safety measures, will be necessary over the long-term and will increase our ongoing costs. The challenges of the current operating environment may also adversely impact our ability to maintain brand standards across our portfolio as third-party owners or franchisees may be unwilling or unable to incur the cost of complying with such standards.

•Financial Condition and Indebtedness: As we manage through the effects of the pandemic, our level of indebtedness has increased and may continue to increase. To enhance our liquidity profile and cash position in response to the COVID-19 pandemic, on April 21, 2020, we entered into the Revolver Amendment and issued the 2025 Notes and the 2030 Notes and on August 26, 2020, we issued the 2022 Notes. A default under our revolving credit facility would enable the lenders to terminate their commitments thereunder and could trigger a cross-default, acceleration, or other consequences under our other indebtedness or financial instruments. There is no guarantee that debt financings will be available in the future to fund our obligations or will be available on terms consistent with our expectations. We also expect the impact of the COVID-19 pandemic on the financial markets could adversely affect our ability to raise equity financing. Changes in the credit ratings of our debt, including our revolving credit facility and the notes, could have an adverse impact on our interest expense. As a result of the general economic uncertainty and the impact of the COVID-19 pandemic, our credit ratings have been downgraded. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our credit rating levels, our industry, or our company, our access to capital and the cost of debt financing would be negatively impacted.

•Growth: The COVID-19 pandemic has impacted, and could continue to impact, the pace and timing of our growth. The current environment has resulted in, and could continue to result in, difficulties for certain hotel owners and franchisees to obtain commercially viable financing. The commitments of owners and developers with whom we have agreements are subject to numerous conditions, and the eventual development and completion of construction of our pipeline properties is subject to numerous risks, including, in certain cases, obtaining adequate financing. In addition, we are experiencing construction and opening delays as a result of business activity restrictions and supply chain interruptions. As a result, some portion, or all, of our current development pipeline may not be completed and developed into new hotels and those hotels may not open when anticipated or at all, which would impact our net rooms growth. Further, our development pipeline may not grow at the same rate as in the past, and properties in our existing system-wide inventory may exit as a result of the COVID-19 pandemic, which would also negatively impact our net rooms growth. In addition, if we cannot access the capital we need to fund our operations or implement our growth strategy, we may need to postpone or cancel planned renovations or developments, which could impair our ability to compete effectively and harm our business.

•Capital Markets Impact: The global stock markets have experienced, and may continue to experience, significant volatility as a result of the COVID-19 pandemic, and the price of our common stock has been volatile and has decreased significantly since the onset of the pandemic. The COVID-19 pandemic and the significant uncertainties it has caused for the global economy, business activity, and business confidence have had, and are likely to continue to have, a significant effect on the market price of securities generally, including our securities. In addition, certain debt covenants restrict our ability to make dividend payments to shareholders or engage in share repurchase activity.

The impact of the COVID-19 pandemic is continuously evolving, and the continuation or a resurgence of the pandemic could precipitate or aggravate the other risk factors that we identified in our 2019 Form 10-K, which in turn could further materially adversely affect our business, financial condition, liquidity, results of operations, and profitability, including in ways that are not currently known to us or that we do not currently consider to present significant risks.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A common stock during the quarter ended September 30, 2020:

	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
July 1 to July 31, 2020	—	$—	—	$927,760,966
August 1 to August 31, 2020	—	$—	—	$927,760,966
September 1 to September 30, 2020	—	$—	—	$927,760,966
Total	—	$—	—
(1)On each of October 30, 2018 and December 18, 2019, we announced the approvals of the expansions of our share repurchase program. Under each approval, we are authorized to purchase up to an additional $750 million of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. The repurchase program does not have an expiration date. At September 30, 2020, we had approximately $928 million remaining under the share repurchase authorization. We suspended all share repurchase activity effective March 3, 2020 through the first quarter of 2021.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Hyatt Hotels Corporation

3.2
Amended and Restated Bylaws of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 11, 2014)

4.1
Ninth Supplemental Indenture, dated September 1, 2020, between Hyatt Hotels Corporation and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 1, 2020)

4.2
Form of Floating Rate Senior Note due 2022 (included in Exhibit 4.1 above) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 1, 2020)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Hyatt Hotels Corporation

Date:	November 5, 2020	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

Hyatt Hotels Corporation

Date:	November 5, 2020	By:	/s/ Joan Bottarini
Joan Bottarini
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)