Form 10-K
period 2020-12-31
Hyatt Hotels Corp
filed 2021-02-18
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
At June 30, 2020, the aggregate market value of the registrant's Class A common stock, $0.01 par value, held by non-affiliates of the registrant was approximately $1,871.4 million (based upon the closing sale price of the Class A common stock on June 30, 2020 on The New York Stock Exchange). The market value of the registrant's Class B common stock is not included in the above value as there is no active market for such stock.
At January 31, 2021, there were 39,261,233 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 62,038,918 shares of the registrant's Class B common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Proxy Statement for its 2021 Annual Meeting of Stockholders to be held on May 19, 2021.

HYATT HOTELS CORPORATION

FISCAL YEAR ENDED DECEMBER 31, 2020

Disclosure Regarding Forward-Looking Statements
This annual report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, and financial performance; the impact of the COVID-19 pandemic and pace of recovery; the amount by which the Company intends to reduce its real estate asset base and the anticipated timeframe for such asset dispositions; the Company's liquidity profile and sufficiency to fund operations at current demand levels; and prospective or future events. Forward-looking statements involve known and unknown risks that are difficult to predict. As a result, our actual results, performance or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would," and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•the factors discussed in this annual report set forth under the sections titled "Risk Factors" in Part I, Item 1A and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7;
•the duration of the COVID-19 pandemic and its short and longer-term effects, including the demand for travel, transient and group business, and levels of consumer confidence, and the pace of recovery following the pandemic, any additional resurgence, or COVID-19 variants;
•the impact of the COVID-19 pandemic, any additional resurgence, or COVID-19 variants, and the impact of actions that governments, businesses, and individuals take in response, on global and regional economies, travel limitations or bans, and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending;
•the ability of third-party owners, franchisees, or hospitality venture partners to successfully navigate the impacts of the COVID-19 pandemic, any additional resurgence, or COVID-19 variants;
•general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth;
•the rate and the pace of economic recovery following economic downturns;
•levels of spending in business and leisure segments as well as consumer confidence;
•declines in occupancy and average daily rate ("ADR");
•limited visibility with respect to future bookings;
•loss of key personnel;
•domestic and international political and geo-political conditions, including political or civil unrest or changes in trade policy;
•hostilities, or fear of hostilities, including future terrorist attacks, that affect travel;
•travel-related accidents;
•natural or man-made disasters such as earthquakes, tsunamis, tornadoes, hurricanes, floods, wildfires, oil spills, nuclear incidents, and global outbreaks of pandemics or contagious diseases, such as the COVID-19 pandemic, or fear of such outbreaks;
•our ability to successfully achieve certain levels of operating profits at hotels that have performance tests or guarantees in favor of our third-party owners;
•the impact of hotel renovations and redevelopments;
•risks associated with our capital allocation plans, share repurchase program, and dividend payments, including a reduction in, or elimination or suspension of, repurchase activity or dividend payments;
•the seasonal and cyclical nature of the real estate and hospitality businesses;
•changes in distribution arrangements, such as through internet travel intermediaries;
•changes in the tastes and preferences of our customers;
•relationships with colleagues and labor unions and changes in labor laws;
•the financial condition of, and our relationships with, third-party property owners, franchisees, and hospitality venture partners;
•the possible inability of third-party owners, franchisees, or development partners to access capital necessary to fund current operations or implement our plans for growth;

•risks associated with potential acquisitions and dispositions and the introduction of new brand concepts;
•the timing of acquisitions and dispositions and our ability to successfully integrate completed acquisitions with existing operations;
•failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals);
•our ability to successfully execute on our strategy to expand our management and franchising business while at the same time reducing our real estate asset base within targeted timeframes and at expected values;
•declines in the value of our real estate assets;
•unforeseen terminations of our management or franchise agreements;
•changes in federal, state, local, or foreign tax law;
•increases in interest rates and operating costs;
•foreign exchange rate fluctuations or currency restructurings;
•lack of acceptance of new brands or innovation;
•general volatility of the capital markets and our ability to access such markets;
•changes in the competitive environment in our industry, including as a result of the COVID-19 pandemic, industry consolidation, and the markets where we operate;
•our ability to successfully grow the World of Hyatt loyalty program;
•cyber incidents and information technology failures;
•outcomes of legal or administrative proceedings; and
•violations of regulations or laws related to our franchising business.
These factors are not necessarily all of the important factors that could cause our actual results, performance, or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors could also harm our business, financial condition, results of operations, or cash flows. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made, and we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions, or changes in other factors affecting forward-looking statements, except to the extent required by applicable law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Terms Used in this Annual Report
Unless otherwise specified or required by the context, references in this annual report to "we," "our," "us," "Hyatt," and the "Company" refer to Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries.
As used in this annual report:
•"Pritzker family business interests" means (1) various lineal descendants of Nicholas J. Pritzker (deceased) and spouses and adopted children of such descendants; (2) various trusts for the benefit of the individuals described in clause (1) and trustees thereof; and (3) various entities owned and/or controlled, directly and/or indirectly, by the individuals and trusts described in (1) and (2);
•"colleagues" refers to the more than 115,000 individuals (of which we directly employ approximately 37,000) working at our corporate and regional offices and our managed, franchised, owned, and leased properties in 69 countries around the world;
•"hotel portfolio" refers to our full service hotels, including our wellness resorts, and our select service hotels;
•"properties," "portfolio of properties," or "property portfolio" refers to our hotel portfolio, all-inclusive resorts, and residential, vacation, and condominium ownership units that we operate, manage, franchise, own, lease, develop, license, or to which we provide services or license our trademarks, including under the Park Hyatt, Miraval, Grand Hyatt, Alila, Andaz, The Unbound Collection by Hyatt, Destination, Hyatt Regency, Hyatt, Hyatt Ziva, Hyatt Zilara, Thompson Hotels, Hyatt Centric, Caption by Hyatt, Joie de Vivre, Hyatt House, Hyatt Place, tommie, UrCove, and Hyatt Residences Club brands;
•"residential ownership units" refer to residential units that we manage, own, or to which we provide services or license our trademarks (such as serviced apartments and Hyatt-branded residential units) that are typically part of a mixed-use project and located either adjacent to or near a full service hotel that is a member of our portfolio of properties or in unique leisure locations;
•"vacation ownership units" refer to the fractional and timeshare vacation ownership properties with respect to which we license our trademarks and that are part of the Hyatt Residence Club;
•"condominium ownership units" refer to whole ownership residential units (condominium and private residences) that we provide services to and, in some cases management of, the rental programs and/or homeowner associations associated with such units; and
•"hospitality ventures" refer to entities in the hospitality industry in which we own less than a 100% equity interest.
Additionally, through strategic relationships, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and which operate under other tradenames or marks owned by such hotel or licensed by third parties.
Park Hyatt®, Miraval®, Grand Hyatt®, Alila®, Andaz®, The Unbound Collection by Hyatt®, Destination®, Hyatt Regency®, Hyatt®, Hyatt Ziva™, Hyatt Zilara™, Thompson Hotels®, Hyatt Centric®, Caption by Hyatt, Hyatt House®, Hyatt Place®, tommie™, Hyatt Residence Club®, Hyatt Residences®, World of Hyatt®, Hyatt Resorts™, and related trademarks, logos, trade names, and service marks appearing in this annual report are the property of Hyatt Corporation or another wholly owned subsidiary of Hyatt Hotels Corporation. All other trademarks, trade names, or service marks appearing in this annual report are the property of their respective owners.

Part I
Item 1.    Business.
Overview
Hyatt Hotels Corporation is a global hospitality company with widely recognized, industry-leading brands and a tradition of innovation developed over our more than sixty-year history. In 2004, substantially all of the hospitality assets owned by Pritzker family business interests, including Hyatt Corporation and Hyatt International Corporation, were consolidated under a single entity whose name was subsequently changed to Global Hyatt Corporation. In 2009, Global Hyatt Corporation changed its name to Hyatt Hotels Corporation, and we completed our initial public offering ("IPO") of our Class A common stock.
We operate, manage, franchise, own, lease, develop, license, or provide services to a portfolio of properties, consisting of full service hotels, select service hotels, resorts, and other properties, including timeshare, fractional, and other forms of residential, vacation, and condominium ownership units. At December 31, 2020, our hotel portfolio consisted of 974 hotels (235,272 rooms). See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" for a categorized breakdown of our portfolio. Our colleagues and hotel general managers are supported by our regional management teams, located in cities around the world, and our executive management team, headquartered in Chicago.
Our thirteen full service brands are: Park Hyatt, Miraval, Grand Hyatt, Alila, Andaz, The Unbound Collection by Hyatt, Destination, Hyatt Regency, Hyatt, Thompson Hotels, Hyatt Centric, Joie de Vivre, and tommie. Our select service brands are Caption by Hyatt, Hyatt House, and Hyatt Place. In addition, we participate in an unconsolidated hospitality venture with a Chinese hospitality company that owns the UrCove select service brand serving the upper-midscale market in Greater China. Our all-inclusive resort brands are Hyatt Ziva and Hyatt Zilara. We also manage, provide services to, or license our trademarks with respect to residential ownership units that are often adjacent to a Hyatt-branded full service hotel. We consult with third parties in the design and development of such mixed-use projects. We license certain of our trademarks with respect to vacation ownership units, which are part of Hyatt Residence Club. Additionally, we provide services and, in some cases, manage the rental programs and/or homeowner associations associated with condominium ownership units.
We primarily derive our revenues from owned and leased hotel operations, management of hotels, and licensing of our portfolio of brands to franchisees. For the year ended December 31, 2020, revenues totaled $2.1 billion, net loss attributable to Hyatt Hotels Corporation totaled $703 million, and Adjusted EBITDA totaled $(177) million. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics Evaluated by Management—Adjusted Earnings Before Interest Expense, Taxes, Depreciation, and Amortization ("Adjusted EBITDA") and EBITDA" for our definition of Adjusted EBITDA, why we present it, and for a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to consolidated Adjusted EBITDA for the periods presented.
Impact of the COVID-19 Pandemic
The global spread and impact of the COVID-19 pandemic are complex and continuously evolving, resulting in significant disruption to our business, the lodging and hospitality industries, and the global economy. The pandemic has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on large gatherings of people, travel bans, border closings, business closures and restrictions, quarantines, shelter-in-place orders, and social distancing measures. As a result, the COVID-19 pandemic and its consequences have significantly reduced global travel and demand for hotel rooms and travel experiences, and have had a material detrimental impact on global commercial activity across the travel, lodging, and hospitality industries, which has had, and is expected to continue to have, a material impact on our business, results of operations, cash flows, and financial condition.
Our Purpose, Vision, Mission, and Values
Our Purpose
We care for people so they can be their best.
Our Vision
A world of understanding and care.
Our Mission
We deliver distinctive experiences for our guests.

Our Values
Respect, integrity, humility, empathy, creativity, and fun.
Our purpose, vision, mission, and values are brought to life by our colleagues, whom we refer to as the Hyatt family. We believe our colleagues around the world embody our purpose of caring for people, including one another, our guests and customers, property owners, and the communities in which our hotels operate. We are strongly committed to advancing care for all of our stakeholders and creating personal connections to increase loyalty and drive results. High levels of guest satisfaction lead to increased guest preference for our brands, which we believe results in a strengthened revenue base over the long term. We also believe engaged colleagues will enhance efficient operation of our properties, resulting in improved financial results. Sustained adherence to these principles is a basis for our brand reputation and strongly contributes to our growth as our diverse group of owners and developers choose to invest in our portfolio of properties around the world.
Our Competitive Strengths
We have significant competitive strengths that support our mission to deliver distinctive experiences for our guests and drive growth and create value for our customers, colleagues, and shareholders.
    World Class Brands.    Inspired by a deep understanding of guest needs, we have developed, and in some cases acquired, a global suite of distinct brands.
    Global Platform with Compelling Growth Potential.    Our existing global presence is widely distributed, and our hotels operate in some of the most populous urban centers around the globe, and we believe our existing hotels, located in key markets around the globe, provide us with a strong platform from which to selectively pursue new growth opportunities in markets where our brands are less prevalent.
    Deep Culture and Experienced Management Teams.    The Hyatt family is united by shared values, a single purpose, and a deep commitment to listening, understanding, and personalizing experiences for our guests and customers – all of which we believe increases loyalty, differentiates us from the competition, and drives business results.
    Strong Capital Base and Disciplined Financial Approach.    Our approach is to maintain appropriate levels of financial leverage through industry cycles and downturns. Current economic conditions brought about by the COVID-19 pandemic have negatively impacted our earnings, cash flow from operations, and leverage levels. As a result, we accessed debt capital markets to enhance our liquidity in order to support operations until demand returns and cash flow improves. At December 31, 2020, we had cash and cash equivalents and short-term investments of $1.9 billion and available borrowing capacity of approximately $1.5 billion. We believe our balance sheet strength uniquely positions us to successfully navigate the current economic environment and to take advantage of strategic opportunities to expand our presence and grow our business over time.
    Diverse Exposure to Hotel Management, Franchising, Ownership, and Development.    Our mix of managed, franchised, owned, and leased properties provides a broad and diverse base of revenues, profits, and cash flows and gives us flexibility to evaluate growth opportunities across our lines of business.
    High-Quality Owned Hotels are Located in Desirable Markets and are a Source of Capital for New Growth Investments.    We believe our owned assets provide us the opportunity to unlock additional shareholder value through targeted dispositions that provide cash proceeds to fund additional strategic investments to expand our presence or provide incremental return of capital to shareholders. In 2018, we realized $1.5 billion of proceeds from the disposition of owned assets, completing our initial sell-down commitment. In March 2019, we committed to an additional $1.5 billion reduction of our owned real estate portfolio over a three-year period, and at December 31, 2020, we have realized proceeds of approximately $1 billion under this commitment.
Our Business Strategy
Despite the disruptive impact of the COVID-19 pandemic on our business and the hospitality industry, we remain committed to our long-term strategy. Our strategy to drive long-term sustainable growth and create value for guests, customers, colleagues, owners, and shareholders is focused on the following areas:
•Maximize Our Core Business: We continue to grow and operate our core business with excellence in order to be best-in-class while aiming to generate profits to fuel our growth.

•Integrate New Growth Platforms: We seek to identify and integrate new opportunities to advance care for our guests and provide additional paths for growth.
•Optimize Capital Deployment: We take a comprehensive and disciplined approach to our deployment of capital to expand our management and franchising business, invest in new growth platforms, and return capital to our shareholders.
Description of Brands

Brand	Segment	Customer Base	December 31, 2020 Rooms (1)				Primary Selected Competitors	Key Locations
			% of Our Managed and Franchised Properties (1)	Americas Region	ASPAC Region	EAME/SW Asia Region
	Luxury	Leisure and business; small meetings	3%	1,622	4,158	2,425	Four Seasons, Mandarin Oriental, Ritz-Carlton, St. Regis, The Peninsula	Auckland, Bangkok, Buenos Aires, St. Kitts, Kyoto, New York, Paris, Vienna, Milan, Sydney, Tokyo Washington D.C.
	Luxury/Wellness	Leisure	<1%	362	—	—	Cal-a-vie, Canyon Ranch, Golden Door	Austin, Berkshires, Tucson
	Luxury	Leisure and business; large and small meetings, social events	13%	12,871	15,278	4,036	JW Marriott, Conrad, Fairmont, InterContinental	Abu Dhabi, Beijing, Dubai, Hong Kong, Kochi, Mumbai, Nashville, Nassau, Rio de Janeiro, San Francisco, Singapore, Shanghai, Tokyo, Xian
	Luxury	Leisure and business; small meetings, social events	1%	50	1,099	296	One&Only, Six Senses, Aman, Banyan Tree, COMO	Anji, Bali, Big Sur, Bishangarth, Goa, Jabal Al Akhdar, Koh Russey Island, Surakarta, Wuzhen
	Luxury	Leisure and business; small meetings	2%	2,179	1,578	1,775	W, Edition, SLS, Viceroy, Kimpton	Abu Dhabi, Amsterdam, Delhi, Dubai, London, Munich, Maui, New York, Seoul, Singapore, Vienna, Tokyo, Xiamen
	Luxury	Business and leisure; small meetings	2%	2,355	801	1,685	Marriott Autograph Collection, Curio Collection by Hilton	Austin, Barcelona, Biarritz, Cannes, Chongqing, London, Miami Beach, Nashville, New Orleans, Paris, Phoenix, Stockholm
	Upper-Upscale	Business and leisure; large and small meetings, social events, associations	2%	3,906	—	—	Marriott Autograph Collection, Curio Collection by Hilton, Tapestry Collection by Hilton	Charleston, Cle Elum, Maui, Phoenix, Snowmass, Lake Tahoe, Stowe, Vail

Brand	Segment	Customer Base	December 31, 2020 Rooms (1)				Primary Selected Competitors	Key Locations
			% of Our Managed and Franchised Properties (1)	Americas Region	ASPAC Region	EAME/SW Asia Region
	Upper-Upscale	Conventions, business and leisure; large and small meetings, social events, associations	38%	58,420	17,649	14,830	Marriott, Sheraton, Hilton, Renaissance, Westin	Boston, Cape Town, Chicago, Delhi, Dubai, Hong Kong, Johannesburg, London, Los Angeles, Madrid, Mexico City, Orlando, Paris, Sofia
	Upper-Upscale	Business and leisure; small meetings	1%	1,315	—	741	Marriott, Hilton, Westin	New York, Paris, Seattle
	All-Inclusive	Leisure; small meetings	1%	2,234	—	—	Beaches, Dreams	Cancun, Cap Cana, Puerto Vallarta, Montego Bay, San Jose del Cabo
	All-Inclusive	Leisure; adult-only; small meetings	<1%	919	—	—	Sandals, Secrets	Cancun, Cap Cana, Montego Bay
	Luxury	Leisure and business; small meetings	1%	2,543	—	—	W, Edition, SLS, Viceroy, Kimpton	Cabo San Lucas, Dallas, Nashville, New York, Seattle, Washington D.C.
	Upper-Upscale	Leisure and business; small meetings	3%	5,511	1,082	1,344	ACE, AC Hotels, Moxy, Canopy, Hotel Indigo	Bangalore, Boston, Dublin, Hong Kong, Madrid, Miami, Montevideo, New York, Philadelphia, Tokyo
	Upscale	Leisure and business; small meetings	—%	—	—	—	Citizen M, Moxy, AC Hotels, Motto, Aloft	—
	Upper- Upscale	Leisure and business; small meetings	1%	1,888	202	—	Kimpton, Canopy, Marriott Autograph Collection	Baltimore, Beijing Chicago, New York, San Francisco
	Upscale	Extended stay guests; business and leisure; small meetings	7%	14,390	953	687	Residence Inn by Marriott, Homewood Suites	Austin, Boston, Dallas, Frankfurt, Mexico City, Miami, Paris, San Francisco, Shanghai
	Upscale	Business and leisure; small meetings	23%	47,654	4,579	3,193	Courtyard by Marriott, Hilton Garden Inn, AC Hotels	Atlanta, Chicago, Dubai, Frankfurt, Houston, Hyderabad, London, Miami, Paris, Phoenix, Santiago, Shanghai

Brand	Segment	Customer Base	December 31, 2020 Rooms (1)				Primary Selected Competitors	Key Locations
			% of Our Managed and Franchised Properties (1)	Americas Region	ASPAC Region	EAME/SW Asia Region
	Upper-Upscale	Leisure and business; small meetings	—%	—	—	—	Freehand, Mama Shelter, Citizen M, The Line, Ace Hotels	—
	Upper-Midscale	Business and leisure; small meetings	<1%	—	1,015	—	ATOUR, Hampton Inn, Mercure	Shanghai
	Vacation Ownership	Owners of vacation units, repeat Hyatt business and leisure	—%	—	—	—	Hilton Vacation Club, Marriott Vacation Club	Aspen, Beaver Creek, Carmel, Key West, Lake Tahoe, Maui, Sedona
(1) Figures do not include vacation ownership, residential, condominium ownership units, or one unbranded property in the Americas with 800 rooms. The UrCove brand is owned by an unconsolidated hospitality venture between a Hyatt affiliate and a Chinese hospitality company. The Hyatt Centric and Thompson Hotels room counts each include one property that we will rebrand under the Hyatt Centric brand and Thompson Hotels brand, respectively, in 2021. The Hyatt Regency room count includes two properties that we will rebrand under the Hyatt Regency brand in 2021.
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
Miraval
The Miraval brand is a global leader in wellness resorts and spas. Miraval Arizona Resort & Spa in Tucson pioneered the wellness spa resort category with its comprehensive program of activities, experiences, and personal treatments. The Miraval brand's commitment to helping guests live life in balance is the cornerstone of a distinct wellness offering within our portfolio of brands. This commitment reflects our focus on serving the high-end traveler by finding new ways to understand and care for them beyond the traditional hotel stay.
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
The Unbound Collection by Hyatt
The Unbound Collection by Hyatt brand is a portfolio of upper-upscale and luxury properties ranging from historic urban gems to contemporary new build hotels, boutique properties, and resorts. Each property provides thought-provoking environments that inspire moments for guests seeking a sophisticated yet unscripted experience when they travel. The philosophy behind The Unbound Collection by Hyatt brand is to attract owners and developers who want their properties to maintain a distinct character and brand name, but gain the power of Hyatt's robust distribution, operational and marketing resources, award winning customer loyalty program, and trusted brand name and reputation.
Destination Hotels
Destination Hotels is a diverse collection of independent hotels, resorts, and residences that are individual at heart yet connected by a commitment to draw upon the true spirit of each location. Each property is purposefully crafted to be a place of discovery for guests through authentic experiences, unique design, and connections to the local community. The award-winning portfolio features renowned golf courses, indigenous spas, and exceptional food and beverage options including bars, restaurants, cafés, and rooftops. Destination Hotels capture the unique essence of each resort location through immersive discoveries, authentic design, and warm, welcoming service. The Destination Residential Management business operates within this brand and provides services to, and in some cases manages, the rental programs and/or homeowner associations related to condominium ownership units.
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
Hyatt Ziva
Hyatt Ziva all-inclusive resorts are designed for guests of all ages in premier leisure locations. They offer a variety of on-site activities and opportunities to experience the local culture and destination. Hyatt Ziva resorts feature a wide array of food and beverage outlets with an emphasis on authentic local cuisine and are able to cater to social or business groups with varied and well-appointed meeting facilities.
Hyatt Zilara
Hyatt Zilara adult-only all-inclusive resorts are located in sought-after resort destinations. They offer a wide array of food and beverage services with a focus on authentic local and global cuisines. The resorts offer premier spas, social activities, and live entertainment, as well as a variety of meeting spaces. The resorts are designed so couples or small groups can enjoy intimate, sophisticated surroundings.

Thompson Hotels
Thompson Hotels is an award-winning boutique lifestyle brand with a collection of original properties in urban and resort destinations. A collection for the modern, sophisticated traveler, each location offers a thoughtfully curated experience designed to spark conversation, connect guests to world-class culinary offerings, and a layered design reflective of the surroundings locale.
Hyatt Centric
Hyatt Centric hotels are full service lifestyle hotels located in prime destinations, created for curious leisure travelers who want to be in the heart of the action so they never miss a moment of adventure. Hyatt Centric hotels help guests discover the world's most compelling destinations like a local. Located in the center of the action, Hyatt Centric hotels serve as the perfect launch pad for exploring all the hidden gems and hot spots each destination has to offer. Exploration does not end at the door. Hyatt Centric hotels feature artistically curated spaces throughout the hotel, thoughtfully designed to help guests work, relax, and socialize. After a day of exploration, guests can enjoy a selection of artisanal crafted cocktails and local fare in a chic space with a chill vibe. A staff of knowledgeable colleagues is on hand to aid guests in their discovery of their surroundings.
Caption by Hyatt
Caption by Hyatt is a new lifestyle brand within the select service category designed to deliver on today's travelers' desires for an approachable, lively, and conscious environment where everyone is welcome. The social spaces are designed to act as a constantly active and engaging destination within the neighborhoods and communities they are located. At the heart of the experience is Talk Shop, an all-day food and beverage concept that invites guests to work, eat, and socialize in comfortable, flexible, communal spaces designed to inspire meaningful conversations and authentic connections. Caption by Hyatt hotels will combine the design and comfort of an upscale, lifestyle-forward hotel with the flexibility and efficiency of a select-service property through self-activated experiences, a responsibly engaged local team, and social spaces designed for community.
Joie de Vivre
A community for the spirited, light-hearted, and young-at-heart, the Joie de Vivre brand offers a collection of vibrant, independent hotels that are true reflections of the urban neighborhoods they call home. Each hotel provides an experience that is inclusive in spirit and space, effortlessly bringing people together with joy-driven service. Embracing its namesake, each property invites guests and locals to connect, live in the moment, and make each stay yours truly.
Hyatt House
Hyatt House hotels are designed to welcome guests as extended stay residents. Apartment-style suites with fully equipped kitchens and separate living areas remind guests of the conveniences of home. Hyatt House hotels are designed to keep guests comfortable during longer stays with complimentary hot breakfast, H BAR food and beverage offerings, and indoor and outdoor communal spaces.
Hyatt Place
Hyatt Place hotels offer a modern, comfortable, and seamless experience, combining style and innovation to create a casual hotel environment for today's multi-tasking traveler. Thoughtfully designed guestrooms feature distinct areas for sleep, work, and relaxation. Hyatt Place hotels also offer freshly prepared food around the clock, efficient service, and an easy to navigate experience. From the lobby to the guest rooms to in-hotel dining, every aspect of the hotel experience is designed with the high value business traveler in mind.
tommie
The tommie brand is designed to be a gathering place that inspires guests to author their own experiences. By focusing on the essentials and providing fun, relevant choices, the tommie brand offers a fresh lens for the youthful and open-minded to explore, connect, and discover.
UrCove
The UrCove brand is designed specifically to meet Chinese business travelers' preferences and growing expectations for a seamless, comfortable, and premium travel experience in the upper-midscale market. Hotels in the UrCove brand, which is short for "your cove," blend comfort and convenience for the modern traveler through thoughtful service, spacious rooms, delicious food, and a relaxed yet refined ambiance.

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
•ASPAC management and franchising ("ASPAC"), which consists of our management and franchising of properties located in Southeast Asia, Greater China, Australia, New Zealand, South Korea, Japan, and Micronesia; and
•EAME/SW Asia management and franchising ("EAME/SW Asia"), which consists of our management and franchising of properties located in Europe, Africa, the Middle East, India, Central Asia, and Nepal.
Within corporate and other, we include the results from our co-branded credit card program, the results of the Exhale spa and fitness business, which was sold in December 2020, and unallocated corporate expenses. Effective January 1, 2020, we changed the strategic and operational oversight for our Miraval properties, which were previously evaluated as a distinct business by our chief operating decision maker ("CODM"). The management fees from Miraval properties are now reported in the Americas management and franchising segment, and the operating results and financial position of underlying hotel results are now reported in our owned and leased hotels segment; the results of Miraval properties were previously reported in corporate and other. In addition, the license fees we receive from Hyatt Residence Club are now reported within our Americas management and franchising segment due to changes in the strategic oversight for these license agreements. For information regarding our four reportable business segments, revenues, and geographical information, see Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 19 to our Consolidated Financial Statements."
Management Agreements
We manage hotels worldwide pursuant to management agreements.
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

Hotel Management Agreements Terms and Renewals
The approximate average remaining term of our hotel management agreements with third-party owners and unconsolidated hospitality ventures for full service hotels and select service hotels (other than those currently under development) is as follows:

	Assuming no renewal options are exercised by either party:	Including exercise of extension options that are in Hyatt's sole discretion:
Full service management agreements:
Americas	13 years	18 years
EAME/SW Asia	16 years	20 years
ASPAC	14 years	15 years

Select service management agreements:
Americas	12 years	28 years
EAME/SW Asia	19 years	33 years
ASPAC	18 years	19 years
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
Franchise Agreements
Our franchise agreements grant our franchisees the limited right to use our name, marks, and system in the operation of franchised Grand Hyatt, Hyatt Regency, Hyatt, Hyatt Ziva, Hyatt Zilara, Thompson Hotels, Hyatt Centric, Caption by Hyatt, Hyatt House, and Hyatt Place properties, and franchised properties operated under distinct tradenames and affiliated with The Unbound Collection by Hyatt, Destination Hotels, and Joie de Vivre. We do not participate in the management of our franchised hotels; however, franchisees are required to operate franchised hotels consistent with our brand standards. We approve the plans for, and the location of, franchised hotels and review the operation of these hotels to ensure our standards are maintained.
Fees
In general, our franchisees pay us an initial application fee and/or a design services fee as well as ongoing royalty fees, the amount of which depends on the brand under which the franchised property is licensed. We franchise full service hotels under the Grand Hyatt, Hyatt Regency, Hyatt, Thompson Hotels, and Hyatt Centric brands, all-inclusive resorts under the Hyatt Ziva and Hyatt Zilara brands, and full service hotels under distinct tradenames and affiliated with The Unbound Collection by Hyatt, Destination Hotels, and Joie de Vivre brands. We franchise select service hotels under the Caption by Hyatt, Hyatt House, and Hyatt Place brands. Our Grand Hyatt, Hyatt Regency, Hyatt, and Thompson Hotels franchisees typically pay us franchise fees calculated as 6% of gross room revenues and 3% of gross food and beverage revenues. Our Hyatt Centric franchisees typically pay us franchise fees calculated as 5% of gross room revenues. The Unbound Collection by Hyatt, Destination Hotels, and Joie de Vivre franchisees typically pay us continuing franchise fees calculated as 7% of gross room revenues generated through Hyatt reservation and booking channels. In some cases, typically for new hotel development franchise agreements, our full service continuing franchise fees begin at a lower percentage than listed above and escalate in the initial few years of the term. Caption by Hyatt, Hyatt House, and Hyatt Place franchisees, typically for new hotel development franchise agreements, pay continuing franchise fees calculated as a percentage of gross room revenues, which typically are 3% in the first year of operations, 4% in the second year, and 5% through the remainder of the term. Our all-inclusive franchisees typically pay us franchise fees calculated as either 2.75% or 3.25% of gross revenues. Application fees are typically $75,000 plus $500 per guest room in excess of 150 for our Hyatt House and Hyatt Place hotels, $95,000 plus $500 per guest room in excess of 200 for our Caption by Hyatt hotels, the greater of $100,000 or $400 per guest room for our Hyatt Regency and Grand Hyatt hotels, and the greater of $100,000 or $300 per guest room for our other full service hotels and all-inclusive resorts. In some circumstances, we have negotiated other fee arrangements, and in some regions outside of the United States, we typically negotiate alternative application fee arrangements.
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
Terms and Renewals
The standard term of our franchise agreements is typically 20 years, with one 10 year renewal option exercisable by the franchisee, assuming the franchisee has complied with franchise agreement requirements and standards. Certain of our franchise agreements have renewal options at Hyatt's option, generally triggered if the franchisee has failed to exercise its renewal option. Certain of our franchise agreements have renewal options upon the mutual agreement of the parties. We have the right to terminate franchise agreements upon specified events of default, including non-payment of fees and non-compliance with brand standards. In the event of early termination for any reason, our franchise agreements typically set forth liquidated damages our franchisees must pay to us upon termination. The bankruptcy of a franchisee or lender foreclosure could result in the termination of the franchise agreement. The average remaining base term of our franchise agreements for our select service and full service hotels in all regions (other than those currently under development) is approximately 16 years, assuming no renewal options are exercised by either party. Including exercise of extension options in Hyatt's sole discretion, the average remaining term of our franchise agreements for our select service hotels and full service hotels in all regions (other than those currently under development) is approximately 17 years.
Other Service Agreements
We provide services under the Destination Residential Management business pursuant to rental management agreements with individual property owners and/or homeowner associations whereby the property owners and/or homeowner associations participate in our rental program. The agreements typically provide for our receipt of a percentage split of the total gross revenue generated from a property under the rental program, and expenses of the property are paid from such split. The agreement terms are typically one or two years. Additionally, we provide association management services to the various homeowner associations where we manage the properties for a fee.
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
Our corporate sales organizations are focused on growing market share with key accounts, identifying new business opportunities, and maximizing our local customer base. Our key accounts consist of major corporations; national, state, and regional associations; specialty market accounts (social, government, military, educational, religious, and fraternal); travel agency and luxury organizations; and a broad and diverse group of individual consumers. Our global and regional sales teams target multiple brands to key customer accounts within these groups. No single customer is material to our business. Our global and regional teams consist of over 125 colleagues at global and regional sales offices around the world, who are focused on group business, corporate and leisure traveler accounts, and travel agencies.
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
We have nine global contact centers that service our global guest base 24 hours per day, seven days per week and provide reservation and other services in over 17 languages. While we continue to provide full reservation services via telephone through these global contact centers, we have made significant investments in internet booking capabilities on Hyatt.com and mobile platforms. Additionally, we continue to enhance the services and capabilities of our global contact centers to better align with evolving technology and guest preference.
In addition, some of the rooms at hotels and resorts we manage or franchise are booked through internet travel intermediaries, partners, or online travel service providers. We also engage third-party intermediaries who collect fees by charging our hotels and resorts a commission on room revenues, including travel agencies and meeting and event management companies.
World of Hyatt Loyalty Program
We operate the World of Hyatt loyalty program for the benefit of our portfolio of properties. The program generates substantial repeat guest business by rewarding frequent stays with points that can be redeemed for hotel nights and other rewards. Inspired by our purpose, World of Hyatt is also about building community and engagement with high-end travelers. Loyalty program members enjoy additional rewards as they reach milestone rewards and advance through the three elite tiers based on qualifying nights or base points in a calendar year.
Members earn points based on their spend at our properties, by transacting with our strategic loyalty alliances (e.g., American Airlines, Lindblad Expeditions, MGM Resorts International, and Small Luxury Hotels of the World), or in connection with spend on the Hyatt co-branded credit card. Loyalty program points can be redeemed at properties across our brands, converted into airline miles with numerous participating airlines, and redeemed with other third parties.
The loyalty program is primarily funded through contributions from eligible revenues generated from loyalty program members. These funds are applied to reimburse hotels for room nights when members redeem loyalty program points and pay for administrative expenses and marketing initiatives to support the loyalty program.
At December 31, 2020, the loyalty program had over 25 million members, and during 2020, represented approximately 36% of total room nights system wide.

Competition
There is intense competition in all areas of the hospitality industry. Competition exists for hotel, resort, and condominium ownership guests; management and franchise agreements; and sales of vacation and branded residential properties. Our principal competitors are other operators of full service, select service, extended stay, all-inclusive, and wellness properties, including other major hospitality chains with well-established and recognized brands. We also compete against small chains and independent and local owners and operators. Increasingly, we also face competition from new channels of distribution in the travel industry. Additional sources of competition include large companies that offer online travel services as part of their business model, such as Alibaba, search engines such as Google, and peer-to-peer inventory sources that allow travelers to book stays on websites that facilitate the short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms, such as Airbnb and HomeAway.
We compete for guests based primarily on brand name recognition and reputation, location, customer satisfaction, room rates, quality of service, health and cleanliness standards, amenities, quality of accommodations, security, and the ability to earn and redeem loyalty program points.
We compete for management agreements based primarily on the value and quality of our management services; our brand name recognition and reputation; the level of our management fees; the costs of payroll at managed properties where we are the employer; cost associated with sales, reservations, technology, and marketing services (collectively, "system-wide services"); and the economic advantages to the property owner of retaining our management services and using our brand name. We compete for franchise agreements based primarily on brand name recognition and reputation, the room rate that can be realized, total revenues we can deliver to the properties, and cost associated with our system-wide services. Other competitive factors for management and franchise agreements include relationships with property owners and investors, including institutional owners of multiple properties; marketing support; reservation and e-commerce system capacity and efficiency; and the ability to provide capital that may be necessary to obtain management and franchise agreements.
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
Seasonality
The hospitality industry is typically seasonal in nature, although the COVID-19 pandemic has disrupted, and may continue to disrupt, seasonality patterns of our business. The periods during which our properties experience higher revenues vary from property to property, depending principally upon location, the customer base served, and potential impacts due to the timing of certain holidays.
Cyclicality
The hospitality industry is cyclical and generally follows, on a lagged basis, the overall economy. There is a history of increases and decreases in demand for hotel rooms, in occupancy levels, and in rates realized by owners of hotels through economic cycles. Variability of results through some of the cycles in the past has been more severe due to changes in the supply of hotel rooms in given markets or in given categories of hotels. In the most recent cycle, the impact of the global COVID-19 pandemic drove immediate decreases in demand. Changes in industry demand related to economic conditions, other factors such as those experienced with the COVID-19 pandemic, or in the supply of hotel rooms, or any combination thereof, can result in significant volatility in results for owners, managers, and franchisors of hotel properties. The costs of running a hotel tend to be more fixed than variable. Because of this, in an environment of declining revenues, the rate of decline in earnings will be higher than the rate of decline in revenues. Conversely, in an environment of increasing demand and room rates, the rate of increase in earnings is typically higher than the rate of increase in revenues.

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
Government Regulation
We are subject to numerous foreign, federal, state, and local government laws and regulations, including those relating to the preparation and sale of food and beverages, building and zoning requirements, data privacy, and general business license and permit requirements, in the various jurisdictions in which we operate, manage, franchise, own, lease, develop, license, or provide services to properties. Our ability to develop new hotel properties and to remodel, refurbish, or add to existing properties is also dependent on obtaining permits from local authorities. We are also subject to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions, hiring and firing, non-discrimination for disabilities and other individual characteristics, work permits, and benefit offerings. Federal, state, and provincial laws and regulations require certain registration, disclosure statements, compliance with specific standards of conduct, and other practices with respect to the franchising of hotels. In addition, as a result of the COVID-19 pandemic, governmental agencies in various jurisdictions have issued evolving health and safety-related regulations and orders that affect our operations. Compliance with these various laws and regulations can affect the revenues and profits of properties managed, franchised, licensed, owned, or leased, and of the residential, vacation, and condominium ownership business and could adversely affect our operations or our reputation. We believe our businesses are conducted in substantial compliance with applicable laws and regulations.
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
Human Capital Resources and Corporate Responsibility Commitment
Our purpose – to care for people so they can be their best – is at the heart of how we care for our guests and colleagues. We recognize that Hyatt's success is dependent on the commitment to genuine service and care that our colleagues deliver to our guests and that our colleagues and culture are at the core of our purpose. Therefore, one of our strategic priorities is to cultivate the best people and foster a diverse, equitable, and inclusive culture that prioritizes wellbeing, enables colleagues to reach their fullest potential, and emphasizes development and growth for all colleagues.
To support our colleague's physical, mental, and emotional wellbeing, we prioritize offerings and opportunities for them to practice self-care, including providing complimentary access to the Headspace meditation and mindfulness mobile application available for colleagues wherever they are, as well as opportunities for continual learning, such as tuition reimbursement and training courses. Our Colleague Wellbeing Council helps evaluate and shape how we can continue to energize and engage colleagues through feedback collected from colleagues around the world.
In addition, we are continuing to develop new work procedures and mandatory trainings in an effort to ensure health and safety for colleagues. For example, daily colleague surveys were introduced in 2020 to measure colleague comfort as well as a property's cleanliness, working order, and customer service, with the goal of enabling property leaders to address opportunities, make adjustments as necessary, and meet the needs of colleagues and guests in real time.
We believe addressing environmental, social, and governance issues is an essential element of advancing care for all of our stakeholders, including our guests, colleagues, customers, owners, and the communities in which our properties operate around the world. Our global corporate responsibility efforts are focused on fostering environmental stewardship; strengthening our community impact through volunteerism, philanthropy, and disaster relief; and supporting responsible business practices in our operations.
We have a long history of focusing on diversity, equity, and inclusion and we are committed to holding ourselves accountable for continued change holistically across Hyatt's business. Our Change Starts Here commitment that launched in

June 2020 includes actionable goals to accelerate our diversity, equity, and inclusion efforts by 2025. These commitments include specific representation goals for women and people of color, and are designed to drive meaningful change and positively impact our workforce, communities, and industry. In addition, we maintain a Global Diversity, Equity & Inclusion Council, led by our CEO, to shape and drive our diversity and inclusion strategy, and we sponsor seven colleague-led Diversity Business Resource Groups with chapters around the globe to provide career development programs and support workforce diversity. Hyatt colleagues are eager to learn, participate, and impact this space. To address this interest, Hyatt provides a Leading Inclusively training for all people managers at both the corporate and hotel-level. This training provides an opportunity for colleagues to reflect on potential biases and assumptions that may create barriers in practicing inclusion, seeking out and engaging in diverse perspectives, and collaborating to solve problems. Additionally, through our global RiseHY program, we provide career pathways for Opportunity Youth, or young people aged 16-24 who are neither in school nor working, in order to help them reach their full potential. By setting goals, measuring progress, and harnessing the power of our colleagues around the world, we strive to make a tangible impact within and beyond the walls of our properties.
Employees
At December 31, 2020, there were more than 115,000 colleagues working at our corporate and regional offices and our managed, franchised, owned, and leased properties, and we directly employ approximately 37,000 of these colleagues. The remaining colleagues are employed by third-party owners and franchisees of our properties. Approximately 23% of our employees (approximately 25% of our U.S.-based employees) were either represented by a labor union or had terms of employment that were determined under a labor agreement. We believe relations with our employees and colleagues are good.
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
Insurance
Properties we manage, franchise, license, own, and lease outright or through hospitality ventures are insured under different insurance programs depending on whether the property participates in our insurance programs or in the insurance programs of the property owner (including hospitality ventures), franchisee, or licensee. We maintain insurance coverage for hotels owned and leased by the Company under our insurance programs for liability, property, workers compensation, and other risks with respect to our business. Our liability insurance provides coverage for most claims, including claims related to terrorism, operations, goods and services, and automobiles, but does not provide coverage for certain losses, including pandemics and/or epidemics. Our property insurance provides coverage for all risks to our properties including fire, windstorm, flood, earthquake, and terrorism. Property insurance also includes business interruption coverage, but does not provide coverage for certain losses, including pandemics and/or epidemics. Our workers compensation insurance provides coverage for employee injuries in the course and scope of employment. Hotels owned by hospitality ventures, hotels managed by the Company, and certain franchises are permitted to participate in our insurance programs by mutual agreement with our hospitality venture partners or third-party hotel owners and franchisees. The majority of hotels owned by hospitality ventures and managed hotels owned by third parties participate in our insurance programs. Our hospitality venture agreements and management agreements require hotels owned by hospitality ventures and managed hotels owned by third parties that do not participate in our insurance programs to be insured at coverage levels generally consistent with the coverage levels under our insurance programs, including liability, property, business interruption, workers compensation, and other insurance. Our franchise and license agreements require our franchisees and licensees to maintain liability, property, business interruption, workers compensation, and other insurance at our franchised or licensed properties. We are typically covered under insurance policies held by third-party property owners, franchisees, or licensees to the extent necessary and reasonable. We also maintain cyber-risk insurance for systems and data controlled by the Company. Cyber-risk insurance generally covers all Company-controlled systems and Company-controlled data in properties that the Company manages, franchises, licenses, owns, and leases, outright or through hospitality ventures.
We believe the Company's insurance policies, as well as those maintained by third-party owners and franchisees, including hospitality ventures, are adequate for foreseeable losses and on terms and conditions that are reasonable and customary with solvent insurance carriers. We also self-insure some of our risks generally through the use of deductibles and retentions. We believe these deductibles and retentions are reasonable and customary for our industry and our size. However, there are losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. We use a U.S.-based and licensed captive insurance company that is a wholly owned subsidiary of the Company to generally insure our deductibles and retentions, but excludes most property insurance deductibles and retentions.
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
Amended and Restated Global Hyatt Agreement
The trustees of the U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker, our executive chairman, and Mr. Jason Pritzker, one of our directors, and any of their successors that own, directly or indirectly, shares of our common stock, have entered into the Amended and Restated Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. At January 31, 2021, Pritzker family business interests own, directly or indirectly, 59,895,959 shares, or 59.1%, of our total outstanding common stock and control approximately 90.6% of our total voting power. Specifically, such parties have agreed that until the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote all of their voting securities consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.
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
Amended and Restated Foreign Global Hyatt Agreement
The trustees of the non-U.S. situs trusts for the benefit of certain lineal descendants of Nicholas J. Pritzker, deceased, that own, directly or indirectly, shares of our common stock, and the adult beneficiaries of such trusts, including Mr. Thomas J. Pritzker and Mr. Jason Pritzker, and any of their successors that own, directly or indirectly, shares of our common stock, have entered into the Amended and Restated Foreign Global Hyatt Agreement pursuant to which they have agreed to, among other things, certain voting agreements and limitations on the sale of shares of our common stock. At January 31, 2021, Pritzker family business interests own, directly or indirectly, 59,895,959 shares, or 59.1%, of our total outstanding common stock and control approximately 90.6% of our total voting power. Specifically, such parties have agreed that until the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by persons other than Pritzker family members and spouses (including any U.S. or non-U.S. situs trusts for the current or future, direct or indirect, vested or contingent, benefit of any Pritzker family members and spouses), all Pritzkers (and their successors in interest, if applicable), but not the transferees by sale (other than Pritzkers who purchase directly from other Pritzkers), will vote (or cause to be voted) all of the voting securities held directly or indirectly by them consistent with the recommendations of our board of directors with respect to all matters assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). All Pritzkers have agreed to cast and submit by proxy to us their votes in a manner consistent with the foregoing voting agreement at least five business days prior to the scheduled date of any annual or special meeting of stockholders.
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
In May 2009, the shares of our Series A Convertible Preferred Stock held by the Goldman Sachs Funds were converted into shares of common stock. Such shares of common stock, along with shares of common stock purchased by the Goldman Sachs Funds and Madrone in May 2009 pursuant to the Subscription Agreement and in the May 2009 private placement transaction, and any other shares of common stock held by the parties to the 2007 Stockholders' Agreement prior to our initial public offering, were reclassified into shares of our Class B common stock upon the filing of our Amended and Restated Certificate of Incorporation on November 4, 2009, the date of our initial public offering. At January 31, 2021, the Goldman Sachs Funds and Madrone no longer held any shares of common stock subject to the 2007 Stockholders' Agreement as a result of sales into the public market subject to applicable securities laws. At January 31, 2021, the additional investor party to the 2007 Stockholders' Agreement held 2,270,395 shares of Class B common stock.
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
Voting Agreement
Until the date that Mr. Thomas J. Pritzker is no longer our chairman, each stockholder party to the 2007 Stockholders' Agreement has agreed to vote all of their shares of common stock consistent with the recommendations of a majority of our board of directors with respect to all matters. At January 31, 2021, the stockholders party to the 2007 Stockholders' Agreement own in the aggregate 2,270,395 shares of Class B common stock or approximately 3.7% of our Class B common stock, approximately 2.2% of the total outstanding shares of our common stock and approximately 3.4% of the total voting power of our outstanding common stock.
Standstill
Under the 2007 Stockholders' Agreement, each stockholder party to the 2007 Stockholders' Agreement agreed that, subject to certain limited exceptions, so long as such stockholder owns shares of common stock, neither such stockholder nor any of its related persons will in any manner, directly or indirectly:
•effect or seek, offer or propose (whether publicly or otherwise) to effect, or announce any intention to effect or cause or participate in or in any way assist, facilitate, or encourage any other person to effect or seek, offer or propose (whether publicly or otherwise) to effect or participate in, (a) any acquisition of any of our or our subsidiaries' securities (or beneficial ownership thereof) (except through the proper exercise of preemptive rights granted under the 2007 Stockholders' Agreement), or rights or options to acquire any of our or our subsidiaries' securities (or beneficial ownership thereof), or any of our or our subsidiaries' or affiliates' assets, indebtedness, or businesses, (b) any tender or exchange offer, merger, or other business combination involving us or any of our subsidiaries or affiliates or any assets constituting a significant portion of our consolidated assets, (c) any recapitalization, restructuring, liquidation, dissolution, or other extraordinary transaction with respect to us or any of our subsidiaries or affiliates, or (d) any "solicitation" of "proxies" (as such terms are used in the proxy rules under the Exchange Act) or written consents with respect to any of our or our affiliates' voting securities. For this purpose, the term "affiliates" means our affiliates primarily engaged in the hospitality, lodging, and/or gaming industries;
•form, join, or in any way participate in a "group" (within the meaning of Section 13(d) of the Exchange Act) with respect to us where such group seeks to acquire any of our equity securities;

•otherwise act, alone or in concert with others, to seek representation on or to control or influence our or our subsidiaries' management, board of directors, or policies;
•take any action which would or would reasonably be expected to force us to make a public announcement regarding any of the types of matters set forth in the first bullet point above;
•own more than 12% of the issued and outstanding common stock, unless such ownership arises as a result of any action not taken by or on behalf of such stockholder or a related person of such stockholder; or
•request that we or any of our representatives, directly or indirectly, amend or waive any of the foregoing provisions.
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
Risk Factors Summary
The following is a summary of the principal risks and uncertainties described in more detail in this annual report:
•The global COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on the travel industry generally and, as a result, on our business and results of operations.
•Global economic conditions and the cyclical nature of the hospitality industry could adversely affect demand for travel and lodging, and, as a result, our revenues, profitability, and future growth.
•Risks relating to natural or man-made disasters, contagious diseases, such as the COVID-19 pandemic, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our financial condition and results of operations.
•We operate in a highly competitive industry and our revenues, profits, or market share could be harmed if we are unable to compete effectively.
•New distribution channels, alternatives to traditional hotels, significant increases in the volume of sales made through third-party internet travel intermediaries, and industry consolidation among our competitors could have an adverse impact on consumer loyalty to our brand and may negatively impact our business.
•If we are unable to establish and maintain key distribution arrangements for our properties, the demand for our rooms and our revenues could decrease.
•Because we derive a portion of our revenues from operations outside the United States, we are subject to various risks of doing business internationally.
•If we are unable to successfully operate the World of Hyatt loyalty program or further evolve the development and implementation of our digital platforms, loyalty for our brands, and our revenues, could be negatively impacted.
•Adverse incidents at, or adverse publicity concerning, our properties or our corporate responsibilities could harm our brands and reputation, as well as adversely affect our market share, business, financial condition, or results of operations.
•If we are unable to maintain good relationships with third-party property owners and franchisees and/or if our management or franchise agreements terminate, our revenues could decrease and our costs could increase.
•Some of our existing development pipeline may not be developed into new hotels or may not open on the anticipated timeline, which could affect our growth prospects.
•If we or our third-party owners or franchisees are not able to maintain our brand standards or develop, redevelop, or renovate properties successfully, our business, profitability, and ability to compete effectively could be harmed.
•We may be unable to sell selected properties at acceptable terms and conditions, if at all, or within targeted timeframes, and are exposed to risks resulting from significant investments in owned and leased real estate.
•We may seek to expand our business through acquisitions of and investments in other businesses and properties, or through alliances, and these activities may be unsuccessful or divert our management's attention.
•If we or our third-party owners, franchisees, or development partners are unable to repay or refinance loans secured by the mortgaged properties, access the capital necessary to fund current operations or implement our plans for growth, our revenues, profits, and capital resources could be reduced and our business could be harmed.
•If we become liable for losses related to loans we have provided or guaranteed to third parties or contractual arrangements with third-party owners and franchisees, our profits could be reduced.

•Cyber risk and the failure to maintain the integrity of customer, colleague, or Company data could adversely affect our business, harm our reputation, and/or subject us to costs, fines, penalties, investigations, enforcement actions, or lawsuits.
•Information technology system failures or delays could reduce our revenues and profits and harm the reputation of our brands and our business.
•We have a limited ability to manage third-party risks associated with our hospitality venture investments, which could reduce our revenues, increase our costs, lower our profits, and/or increase our liabilities.
•Our debt service obligations may adversely affect our cash flow and reduce our operational flexibility, and we are exposed to counterparty and credit risk and fluctuations in the market values of our investment portfolio.
•Our failure to comply with applicable laws and regulations may increase our costs, reduce our profits, or limit our growth.
•Adverse judgments or settlements resulting from legal proceedings in which we may be involved could reduce our profits or limit our ability to operate our business.
•Labor shortages or changes in labor laws could disrupt our operations and increase our labor costs.
•Any failure to protect our trademarks and intellectual property could reduce the value of our brand names and harm our business.
•There can be no assurance that we will declare or pay dividends in the future or that we will repurchase shares pursuant to our share repurchase program consistent with historical amounts or at all.
•Anti-takeover provisions in our organizational documents and Delaware law, as well as agreements with our major stockholders, may discourage or prevent a change of control transaction or any attempt by stockholders to replace or remove our board of directors or management.
•Pritzker family business interests have substantial control over us and have the ability to control the election of directors and other matters submitted to stockholders for approval.
Risks Related to the COVID-19 Pandemic
The global COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on the travel industry generally and, as a result, on our business and results of operations, and these impacts may persist for an extended period of time or become more pronounced over time.
The global spread and impact of the COVID-19 pandemic is complex, unpredictable, and continuously evolving and has resulted in significant disruption and additional risks to our business; the lodging, hospitality, and travel industries; and the global economy. The COVID-19 pandemic has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on large gatherings of people, travel bans, border closings and restrictions, business closures, quarantines, shelter-in-place orders, and social distancing measures. As a result, the COVID-19 pandemic and its consequences have significantly reduced global travel and demand for hotel rooms and have had a material detrimental impact on global commercial activity across the lodging, hospitality, and travel industries, all of which has had, and is expected to continue to have, a material adverse impact on our business, operations, and financial results.
The extent, duration, and magnitude of the COVID-19 pandemic's effects will depend on various factors, all of which are highly uncertain and difficult to predict, including, but not limited to, the impact of the pandemic on global and regional economies, travel, and economic activity, as well as actions taken by governments, businesses, and individuals in response to the pandemic, any additional resurgence, or COVID-19 variants. These factors include the impact of the COVID-19 pandemic on unemployment rates and consumer discretionary spending; governmental or regulatory orders that impact our business and our industry; the demand for travel and transient and group business; levels of consumer confidence; the ability of our third-party owners, franchisees, or hospitality venture partners to successfully navigate the effects of the pandemic; the ability to effectively and widely manufacture and distribute vaccines and broad acceptance of the vaccine by the general population; and the pace of recovery when the pandemic subsides. Moreover, even after shelter-in-place orders and travel bans and advisories are lifted and vaccines are more widely distributed and available, demand for hotels, including corporate travel and group meetings, may remain depressed for a significant length of time, and we cannot predict if and when demand will return to pre-COVID-19 levels. In addition, we cannot predict whether business travel for in-person meetings will decrease over the long-

term due to technological advancements in, and consumer acceptance and adaptation to, virtual meetings and/or changes in guest and consumer preferences.
The COVID-19 pandemic has subjected our business, operations, and financial condition to a number of significant risks:
•Revenues and Expenses: With the global spread of COVID-19 beginning in March 2020, we began to experience significant decreases in demand and system-wide Revenue per Available Room ("RevPAR") beyond our Greater China properties where the negative impacts first originated. The effects of the pandemic have materially adversely affected, and we expect will continue to materially adversely affect to an extent we are unable to predict, the revenues and profitability of our owned and leased properties, and revenues may be insufficient to offset certain fixed costs, such as insurance and property taxes. In addition, uncertain or fluctuating real estate valuations and the inability for third-party purchasers to obtain capital may prevent us from selling properties on acceptable terms or prevent us from selling properties within our previously announced timeframes.
In addition, the amount of management and franchise fee revenues we are able to generate from our managed and franchised properties has been materially adversely affected, and we expect will continue to be materially adversely affected, by the COVID-19 pandemic. The economic impact of the pandemic has also made it difficult for certain third-party owners or franchisees to meet working capital needs, and could make it difficult for them to service debt obligations or obtain financing on favorable terms, or at all, which could have a significant impact on the overall level, cost, and pace of our future development and, therefore, our ability to increase revenue. The impact of the pandemic could cause third-party owners or franchisees to declare bankruptcy or cause their lenders to declare a default, accelerate the related debt or foreclose on the property. Such bankruptcies, sales or foreclosures could, in some cases, result in the termination of our management or franchise agreements and impact our anticipated income and cash flows. Additionally, third-party owners or franchisees may be, and in limited cases, have been, unable or unwilling to pay us amounts that we are entitled to receive on a timely basis or at all, which has adversely affected, and may continue to adversely affect, our revenues and liquidity.
The COVID-19 pandemic has caused us, and could continue to cause us, to incur additional expenses. For example, as a result of the COVID-19 pandemic and resulting deterioration in hotel operating performance, we may be, and in limited cases, have been, required to fund shortfalls in operating profit under performance tests or guarantees we have entered into in favor of some third-party owners and franchisees. Moreover, our third-party owners and franchisees could fail to reimburse us for any payments we may be required to make to third-party lenders to whom we made financial guarantees for the timely repayment of all or a portion of the third-party owners' or franchisees' debt related to hotels that we manage or franchise. We have, in limited cases, found it necessary or in the interest of our business to provide financial or other types of support to certain of these parties, and may continue to do so in the future, which could increase our expenses and affect cash flows. While governments have and may continue to implement various stimulus and relief programs, it is uncertain whether and to what extent we or our third-party owners or franchisees will be eligible to participate in, or successfully access, such programs, whether conditions or restrictions imposed under such programs will be acceptable, and whether such programs will be effective in avoiding or significantly mitigating the financial impacts of the COVID-19 pandemic. Further, we have incurred additional costs related to severance payments and may incur additional expenses related to restructuring activities in future periods. Even after the COVID-19 pandemic subsides, we or our third-party hotel owners and franchisees could experience other short or longer-term impacts on our costs, including, for example, the need for enhanced health and hygiene standards or certifications, social distancing requirements or other precautionary measures in response to the health and safety challenges presented by the COVID-19 pandemic. These effects could impact our ability to generate profits even after revenues improve.
•Operations: In response to the significant decline in demand for hotels across our system, we have taken actions and continue to evaluate spending to manage operating expenses and optimize our financial resources. These actions include a permanent reduction in our workforce across our regions, eliminating non-essential spending and corporate initiatives, and reducing costs related to certain system-wide expenses we incur on behalf of third-party owners and franchisees related to marketing, sales, reservations, and technology. We have received, and may continue to receive, demands or requests from labor unions that represent our colleagues, whether in the course of our periodic renegotiation of our collective bargaining agreements or otherwise, for additional compensation, healthcare benefits, or other terms that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our mitigation plans. Some actions we have taken, or that we may take in the future, to reduce costs for us or our third-party owners or franchisees may cause us to experience operational challenges, and may negatively impact guest loyalty, owner preference, or our ability to attract and retain colleagues, and our reputation and market share may suffer as a result. Further, once the effects of the pandemic subside, the recovery period could be extended and we expect that certain operational changes, particularly with respect to enhanced health and safety measures and global care and cleanliness certifications, will be necessary over the long-term. The challenges of the current operating environment may also adversely impact our ability to maintain brand standards across our portfolio as third-party owners or franchisees may be unwilling or unable to incur the cost of complying with such standards.
•Financial Condition and Indebtedness: As we manage through the effects of the pandemic, our level of indebtedness has increased and may continue to increase. To enhance our liquidity profile and cash position in response to the COVID-19 pandemic, on April 21, 2020, we entered into a Second Amendment to the Second Amended and Restated Credit Agreement (the "Revolver Amendment") and issued $450 million of 5.375% senior notes due 2025 (the "2025 Notes") and $450 million of 5.750% senior notes due 2030 (the "2030 Notes"). On August 26, 2020, we issued $750 million of three-month LIBOR plus 3.000% senior notes due 2022 (the "2022 Notes"). A default under our revolving credit facility would enable the lenders to terminate their commitments thereunder and could trigger a cross-default, acceleration, or other consequences under our other indebtedness or financial instruments. There is no guarantee that debt financings will be available in the future to fund our obligations or will be available on terms consistent with our expectations. We also expect the impact of the COVID-19 pandemic on the financial markets could adversely affect our ability to raise equity financing. Changes in the credit ratings of our debt, including our revolving credit facility and outstanding senior notes, could have an adverse impact on our interest expense. As a result of the general economic uncertainty and the impact of the COVID-19 pandemic, our credit ratings have been downgraded. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our credit rating levels, our industry, or our Company, our access to capital and the cost of debt financing would be negatively impacted.
•Growth: The COVID-19 pandemic has impacted, and could continue to impact, the pace and timing of our growth. The current environment has resulted in, and could continue to result in, difficulties for certain third-party hotel owners and franchisees to obtain commercially viable financing. The commitments of third-party owners, franchisees, and developers with whom we have agreements are subject to numerous conditions, and the eventual development and completion of construction of our pipeline properties is subject to numerous risks, including, in certain cases, obtaining adequate financing. In addition, we are experiencing construction and opening delays as a result of business activity restrictions and supply chain interruptions. As a result, some portion, or all, of our current development pipeline may not be completed and developed into new hotels and those hotels may not open when anticipated or at all, which would impact our net rooms growth. Further, our development pipeline may not grow at the same rate as in the past, and properties in our existing system-wide inventory may exit as a result of the COVID-19 pandemic, which would also negatively impact our net rooms growth. Even if we are able to successfully grow our pipeline, consumer demand for our rooms may remain depressed or improve at a slower rate than our pipeline growth, resulting in over-supply. In addition, if we cannot access the capital we need to fund our operations or implement our growth strategy, we may need to postpone or cancel planned renovations or developments, which could impair our ability to compete effectively and harm our business.
•Capital Markets Impact: The global stock markets have experienced, and may continue to experience, significant volatility as a result of the COVID-19 pandemic, and the price of our common stock has been volatile since the onset of the pandemic. The COVID-19 pandemic and the significant uncertainties it has caused for the global economy, business activity, and business confidence have had, and are likely to continue to have, a significant effect on the market price of securities generally, including our securities. In addition, certain debt covenants restrict our ability to make dividend payments to shareholders or engage in share repurchase activity.
The impact of the COVID-19 pandemic is continuously evolving, and the continuation of the pandemic, any additional resurgence, or COVID-19 variants could precipitate or aggravate the other risk factors included in this annual report, which in turn could further materially adversely affect our business, financial condition, liquidity, results of operations, and profitability, including in ways that are not currently known to us or that we do not currently consider to present significant risks.
Risks Related to the Hospitality Industry
We are subject to macroeconomic and other factors beyond our control as well as the business, financial, operating, and other risks of the hospitality industry, all of which may adversely affect our financial results and growth.
Macroeconomic and other factors beyond our control as well as the business, financial, operating, and other risks of the hospitality industry can adversely affect demand for hospitality products and services. This includes demand for rooms and services at our portfolio of properties. These factors include:

•changes and volatility in general economic conditions, including the severity and duration of any downturn in the U.S., Europe, Asia Pacific, or global economy and financial markets;
•war, political conditions or uncertainty, civil unrest, protests, terrorist activities or threats, and heightened travel security measures instituted in response to these events;
•global outbreaks of pandemics or contagious diseases, such as the COVID-19 pandemic, or fear of such outbreaks;
•climate change and resource scarcity, such as water and energy scarcity;
•natural or man-made disasters, such as earthquakes, tsunamis, tornadoes, hurricanes, floods, wildfires, oil spills, and nuclear incidents;
•changes in the desirability of particular locations or travel patterns of customers;
•decreased corporate budgets and spending and cancellations, deferrals, or renegotiations of group business;
•decreased demand for business-related travel due to innovations in business-related technology, such as virtual meetings and/or conferences;
•low consumer confidence, high levels of unemployment, and depressed housing prices;
•the financial condition of the airline, automotive, and other transportation-related industries and its impact on travel;
•decreased airline capacities and routes;
•increasing awareness around sustainability, the impact of air travel on climate change and the impact of over-tourism;
•travel-related accidents;
•oil prices and travel costs;
•statements, actions, or interventions by governmental officials related to travel and corporate travel-related activities and the resulting negative public perception of such travel and activities;
•domestic and international political and geo-political conditions, including changes in trade policy;
•changes in taxes and governmental regulations that influence or set wages, prices, interest rates, or construction and maintenance procedures and costs;
•the costs and administrative burdens associated with compliance with applicable laws and regulations;
•changes in operating costs, including, but not limited to, labor (including minimum wage increases), energy, food, workers' compensation, benefits, insurance, and unanticipated costs resulting from force majeure events;
•significant increases in cost for healthcare coverage for employees and potential government regulation with respect to health coverage;
•the lack of availability, or increase in the cost, of capital for us or our existing and potential property owners;
•the attractiveness of our properties and services to consumers and potential owners and competition from other hotels and alternative lodging marketplaces, including online accommodation search and/or reservation services, and wellness-related businesses;
•cyclical over-building in the hotel, all-inclusive, and vacation ownership industries; and
•organized labor activities, which could cause a diversion of business from hotels involved in labor negotiations and loss of group business for our hotels generally as a result of certain labor tactics.
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
Consumer demand for our products and services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels, and the COVID-19 pandemic has resulted in a number of trends that negatively impact consumer demand. Changes in consumer demand and general business cycles can subject, and have subjected, our revenues to significant volatility. Adverse general economic conditions, health and safety concerns, risks or restrictions affecting or reducing travel patterns, lower consumer confidence, high unemployment, or adverse political conditions can result in a decline in consumer demand, which can lower the revenues and profitability of our owned and leased properties and the amount of management and franchise fee revenues we are able to generate from our managed and franchised properties. In addition, expenses associated with managing, franchising, licensing, owning, or leasing hotels as well as residential, vacation, and condominium ownership units are relatively fixed. These costs include personnel costs, interest, rent, property taxes, insurance, and utilities, all of which may increase at a greater rate than our revenues and/or may not be able to be reduced at the same rate as declining revenues. Where cost-cutting efforts are insufficient to offset declines in revenues, we could experience a material decline in margins and reduced or negative cash flows. If we are unable to decrease costs significantly or rapidly when demand for our hotels and other properties decreases, the decline in our revenues could have a particularly adverse impact on our net cash flows and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth like the United States and other economies are currently experiencing due to the COVID-19 pandemic. Economic downturns generally affect the results derived from owned and leased properties more significantly than those derived from managed and franchised properties due to the high fixed costs associated with operating an owned or leased property and the greater exposure owners have to the properties' performance. Our proportion of owned and leased properties, compared to the number of properties we manage or franchise for third-party owners and franchisees, is larger than that of many of our competitors and, as a result, an economic downturn, like the current one resulting from the COVID-19 pandemic, could have a greater adverse effect on our results of operations. As a result, changes in consumer demand and general business cycles, like the current downturn, can subject, and have subjected, our revenues, earnings, and results of operations to significant volatility.
Uncertainty regarding the future rate and pace of economic growth in different regions of the world makes it difficult to predict future profitability levels. Additionally, if economic weakness were to affect any particular regions of the world, it could have an adverse impact on our revenues and negatively affect our profitability.
In addition to general economic conditions, new hotel room supply is an important factor that can affect the hospitality industry's performance. Increased or excessive growth in lodging supply could further exacerbate the negative impact of the economic downturn resulting from the COVID-19 pandemic, and result in returns that are substantially below expectations or result in losses, which could materially and adversely affect our revenues, profitability, and future growth prospects.
Risks relating to natural or man-made disasters, contagious diseases, such as the COVID-19 pandemic, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our financial condition and results of operations.
Hurricanes, earthquakes, tsunamis, wildfires, and other man-made or natural disasters, as well as the spread or fear of spread of contagious diseases in locations where we own, lease, manage, or franchise significant properties and areas of the world from which we draw a large number of guests, could cause a decline in the level of business and leisure travel in certain regions or as a whole and reduce the demand for lodging, which may adversely affect our financial and operating performance, as has been the case with the COVID-19 pandemic. See also "Risks Related to the COVID-19 Pandemic—The global COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on the travel industry generally and, as a result, on our business and results of operations, and these impacts may persist for an extended period of time or become more pronounced over time." Actual or threatened war, terrorist activity, political unrest, civil strife, and other geopolitical uncertainty could have a similar effect on our financial condition or our growth strategy. Any one or more of these events may reduce the overall demand for hotel rooms or limit the prices we can obtain for them, both of which could adversely affect our profits and financial results.

Risks Related to Our Business
Competition Risks
Because we operate in a highly competitive industry, our revenues, profits, or market share could be harmed if we are unable to compete effectively, and new distribution channels, alternatives to traditional hotels, and industry consolidation among our competitors may negatively impact our business.
The segments of the hospitality industry in which we operate are subject to intense competition. Our principal competitors are other operators of full service, select service, extended stay, all-inclusive, and wellness properties, including other major hospitality chains with well-established and recognized brands. Some of these major hospitality chains are larger than we are based on the number of properties or rooms they manage, franchise, own, or lease or based on the number of geographic locations in which they operate. Some of our competitors also have significantly more members participating in their loyalty programs which may enable them to attract more customers and more effectively retain such guests. Our competitors may also have greater financial and marketing resources than we do, which could allow them to improve their properties and expand and improve their marketing efforts in ways that could adversely affect our ability to compete for guests effectively. In addition to these competitors, we also compete against smaller hotel chains and independent and local hotel owners and operators.
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
The hospitality industry has experienced significant consolidation, and we expect this trend may continue as companies attempt to strengthen or hold their market positions in a highly competitive and evolving industry. Consolidation by our competitors would give them increased scale and may enhance their capacity, abilities, and resources and lower their cost structure, causing us to be at a competitive disadvantage. If we lose market share or are not able to successfully attract third-party hotel owners to our brands as a result of this consolidation, our results of operations, cash flow, business, and overall financial condition could be materially adversely affected.
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
Increasingly, the rooms at hotels and resorts that we manage, franchise, own, or lease are booked through third-party internet travel intermediaries and online travel service providers. We also engage third-party intermediaries, including travel agencies and meeting and event management companies, who collect fees by charging our hotels and resorts a commission on room revenues. A failure by our distributors to attract or retain their customer bases could lower demand for hotel rooms and, in turn, reduce our revenues. In addition, some of our distribution agreements are not exclusive, are short term, are terminable at will, or are subject to early termination provisions. The loss of distributors, increased distribution costs, or the renewal of distribution agreements on less favorable terms could adversely impact our business.

We compete for guests, management and franchise agreements, and residential, vacation, and condominium ownership properties based on a variety of factors.
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
Operational Risks
Because we derive a portion of our revenues from operations outside the United States, the risks of doing business internationally, or in a particular country or region, could lower our revenues, increase our costs, reduce our profits, or disrupt our business.
We currently manage, franchise, own, or lease hotels and resorts in 69 countries around the world. Our operations outside the United States represented approximately 16% of our revenues for the year ended December 31, 2020. The hotels and resorts we manage, franchise, own, or lease outside of the United States represent approximately 40% of the rooms in our system-wide inventory at December 31, 2020. Over the long term, we expect our international operations may account for an increasing portion of our total revenues and rooms.
 As a result, we are subject to the risks of doing business outside the United States, including:
•the costs of complying with laws, regulations, and policies (including taxation policies) of foreign governments relating to investments and operations, the costs or desirability of complying with local practices and customs, and the impact of various anti-corruption and other laws affecting the activities of U.S. companies abroad;
•currency exchange rate fluctuations or currency restructurings;
•evolving local data residency requirements that require data to be stored only in and, in some cases, also to be accessed only from within, a certain jurisdiction;
•U.S. taxation of income earned abroad;
•limitations on the redeployment of non-U.S. earnings;
•import and export licensing requirements and regulations, as well as unforeseen changes in regulatory requirements, including imposition of tariffs or embargoes, export regulations, controls, and other trade restrictions;
•political and economic instability;
•health and safety protocols, including global care and cleanliness certifications, at our portfolio of properties;

•the complexity of managing an organization doing business in many jurisdictions;
•uncertainties as to local laws and enforcement of contract and intellectual property rights and occasional requirements for onerous contract clauses; and
•rapid changes in government, economic, and political policies; political or civil unrest; acts of terrorism; or the threat of international boycotts or U.S. anti-boycott legislation.
While these factors and the impact of these factors are difficult to predict, any one or more of them could lower our revenues, affect our operations, increase our costs, reduce our profits, or disrupt our business. For example, in 2020, our financial results were materially adversely affected by the global COVID-19 pandemic.
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
The World of Hyatt loyalty program is a platform for engagement with our most loyal guests, providing increased benefits and recognition as they continue to engage with Hyatt. We believe World of Hyatt will continue to develop loyalty by fostering personal relationships and creating emotional connections that inspire brand preference. The success of our business depends in part on attracting new consumers, enhancing digital platforms that are preferred by loyalty members, and on continuing participation in the loyalty program by loyalty members. If guests do not accept the loyalty program or if we are unable to operate the loyalty program successfully, our business could be adversely impacted. Further, our digital platforms are focused on driving outstanding guest experiences that differentiate Hyatt and drive revenue through direct bookings, but may not deliver all or part of the expected benefits. If our digital platforms do not evolve in a way that is able to adapt to future technology or keep pace with changes in consumer preferences, our hotel performance could become increasingly challenged.
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
Additionally, our reputation could be harmed if we fail to, or are perceived to, not comply with various regulatory requirements or if we fail to act responsibly or are perceived as not acting responsibly in a number of areas such as health, safety and security, data security, diversity and inclusion, sustainability, responsible tourism, environmental stewardship, supply chain management, climate change, human rights, and philanthropy and support for local communities. We manage a broad range of corporate responsibility matters, taking into consideration their expected impact on the sustainability of our business over time, and the potential impact of our business on society and the environment. Adverse incidents with respect to our corporate responsibility efforts could impact the value of our brands or our reputation, the cost of our operations, and relationships with investors and stakeholders, all of which could adversely affect our business and results of operations.
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
Management, Franchising, Ownership, Development, and Financing Risks
If we are unable to maintain good relationships with third-party property owners and franchisees and/or if we terminate agreements with defaulting third-party property owners and franchisees, our revenues could decrease and we may be unable to maintain or expand our presence.
We earn fees for managing and franchising hotels and other properties and expect franchise ownership to continue to increase over time. The viability of our management and franchising business depends on our ability to establish and maintain good relationships with third-party property owners and franchisees. Third-party developers, property owners, and franchisees are focused on maximizing the value of their investment and working with a management company or franchisor that can help them be successful. The effectiveness of our management, the value of our brands, and the rapport we maintain with our third-party property owners and franchisees impact renewals of existing agreements and are also important factors for existing or new third-party property owners or franchisees considering doing business with us. Our relationships with these third parties generate additional management and franchise agreement expansion opportunities that support our growth. As such, if we are unable to maintain good relationships with these third parties, our revenues could decrease or we may be unable to maintain or expand our presence. In addition, if third-party property owners or franchisees breach the terms of our agreements with them, we may elect to exercise our termination rights, which would eliminate our revenues from these properties and cause us to incur expenses related to terminating these relationships. These risks become more pronounced during economic downturns, such as the current downturn resulting from the COVID-19 pandemic.
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
At December 31, 2020, our executed contract base consisted of approximately 500 hotels, or approximately 101,000 rooms. The commitments of owners and developers with whom we have agreements are subject to numerous conditions, and the eventual development and construction of our pipeline not currently under construction is subject to numerous risks, including, in certain cases, obtaining governmental and regulatory approvals and adequate financing. As a result, we cannot assure you that our entire development pipeline will be completed and developed into new hotels or that those hotels will open when anticipated, which may impact our net rooms growth. We also cannot assure you that consumer demand will meet the new supply as hotels open. The COVID-19 pandemic has resulted in, and could continue to result in, difficulties for certain hotel owners and franchisees to obtain commercially viable financing, which may negatively impact our future development pipeline. See also "Risks Related to the COVID-19 Pandemic— The global COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on the travel industry generally and, as a result, on our business and results of operations, and these impacts may persist for an extended period of time or become more pronounced over time."
If we or our third-party owners or franchisees are not able to maintain our current brand standards or we are not able to develop new initiatives, including new brands, successfully, our business and profitability could be harmed.
We manage and franchise properties owned by third parties under the terms of management and franchise agreements and expect franchise ownership to continue to increase significantly over time. These agreements require third-party property owners or franchisees to comply with standards that are essential to maintaining our brand integrity and reputation. We depend on third-party property owners or franchisees to comply with these requirements by maintaining and improving properties through investments, including investments in furniture, fixtures, amenities, and personnel. If our third-party property owners or franchisees fail to make investments necessary to maintain or improve the properties we manage or franchise, our brand preference and reputation could suffer. Moreover, third-party owners or franchisees may be unwilling or unable to incur the cost of complying with brand standards for new and existing brands as such brands may evolve from time to time. This could result in poor hotel performance or force us to absorb costs to ensure that brand standards come to market in a timely fashion or exert resources to terminate agreements with such third-party owners or franchisees. Moreover, as we continue to increase our franchised hotel presence, our ability to maintain brand standards may become increasingly challenging. Our ability to implement and maintain brand standards across our portfolio of properties is more challenging in the current operating environment as a result of the COVID-19 pandemic.
In addition, we are continually evaluating and executing new initiatives, including new brands or marketing programs. We have invested capital and resources in owned and leased real estate, property development, brand development, and brand promotion. If such initiatives are not well received by our colleagues, guests, and owners, they may not have the intended effect. We may not be able to recover the costs incurred in developing and launching new brands or other initiatives or to realize their intended or projected benefits, which could lower our profits.
Certain of our contractual arrangements with third-party owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels.
The terms of certain guarantees to hotel owners may require us to fund shortfalls if the hotels do not attain specified levels of operating profit. This guaranteed funding to hotel owners may not be recoverable to us and could lower our profits and reduce our cash flows. For example, we previously were subject to a performance guarantee for a portfolio of four managed hotels in France during the first seven years of the management agreements, pursuant to which we made payments to the owner over the term of the guarantee. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements" for more information related to our guarantees.
We are exposed to the risks resulting from significant investments in owned and leased real estate, which could increase our costs, reduce our profits, limit our ability to respond to market conditions, or restrict our growth strategy.
Our proportion of owned and leased properties, compared to the number of properties that we manage or franchise for third-party owners and franchisees, is larger than that of many of our competitors. Real estate ownership and leasing is subject to risks not applicable to managed or franchised properties which could adversely affect our results of operations, cash flow, business, and overall financial condition, including:
•governmental regulations relating to real estate ownership;

•real estate, insurance, zoning, tax, environmental, and eminent domain laws;
•the ongoing need for owner funded capital improvements and expenditures to maintain or upgrade properties;
•risks associated with mortgage debt, including the possibility of default, fluctuating interest rate levels, and the availability of replacement financing;
•risks associated with the possibility that cost increases will outpace revenue increases and that in the event of an economic slowdown, the high proportion of fixed costs will make it difficult to reduce costs to the extent required to offset declining revenues;
•fluctuations in real estate values or potential impairments in the value of our assets; and
•the relative illiquidity of real estate compared to some other assets.
We plan to sell selected properties; however, we may be unable to sell our selected properties at acceptable terms and conditions, if at all.
As part of our capital strategy, including our plan announced in March 2019 to sell $1.5 billion in owned assets by March 31, 2022, we plan, from time to time, to sell certain properties, subject to a management or franchise agreement, with the primary purpose of reinvesting the proceeds to support the growth of our business. As we actively market and look to sell selected properties, general economic conditions, such as the current downturn due to the COVID-19 pandemic, along with property-specific issues may negatively affect the value of our properties or prevent us from selling the property on acceptable terms or prevent us from selling properties within our previously announced timeframe. We cannot guarantee that we will be able to consummate any such sales on commercially reasonable terms or at all, or that we will realize any anticipated benefits from such sales. Real estate investments often cannot be sold quickly. Dispositions of real estate assets can be particularly difficult in a challenging economic environment, as financing alternatives are often limited for potential buyers. As a result, economic conditions may prevent potential purchasers from obtaining financing on acceptable terms, if at all, thereby delaying or preventing our ability to sell the properties selected for disposition. Our inability to sell assets, or to sell such assets at attractive prices, could have an adverse impact on our ability to realize proceeds for reinvestment, return of capital to shareholders, or repayment of debt, and ultimately to execute on our long-term strategy. In addition, even if we are successful in consummating sales of selected properties, such dispositions may result in losses. Further, as we continue to manage through the effects of the COVID-19 pandemic, our level of indebtedness has increased and may continue to increase, and proceeds from any asset sales may be used to repay certain indebtedness.
We may seek to expand our business through acquisitions of and investments in other businesses and properties, or through alliances, and these activities may be unsuccessful or divert our management's attention.
We consider strategic and complementary acquisitions of and investments in other businesses, properties, brands, or other assets as part of our growth strategy. For example, in 2018, we acquired Two Roads Hospitality LLC ("Two Roads") and in 2017, we acquired Miraval. We may also pursue opportunities in alliance with existing or prospective owners of managed or franchised properties. In many cases, we will be competing for these opportunities with third parties that may have substantially greater financial resources than we do. Acquisitions of or investments in hospitality companies, businesses, properties, brands, or assets, as well as these alliances, are subject to risks that could affect our business, including risks related to:
•spending cash and incurring debt;
•assuming contingent liabilities;
•contributing properties or related assets to hospitality ventures that could result in recognition of losses;
•creating additional transactional and operating expenses; or
•issuing shares of stock that could dilute the interests of our existing shareholders.
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

The success of any such acquisitions or investments will also depend, in part, on our ability to integrate the acquisition or investment with our existing operations. Inability to integrate completed acquisitions in an efficient and timely manner could result in reputational harm or have an adverse impact on our results of operations. Integration efforts may also take longer than we anticipate and involve unexpected costs. If we are unable to successfully integrate an acquired business, we may not realize the benefits that were expected at the time of acquisition. We may experience difficulty with integrating acquired businesses, properties, or other assets, including difficulties relating to:
•coordinating sales, distribution, loyalty, and marketing functions;
•effectively and efficiently integrating information technology and other systems;
•issues not discovered as part of the transactional due diligence process and/or unanticipated liabilities or contingencies of acquired businesses, including with respect to commercial disputes or cyber incidents and information technology failures or other matters; and
•preserving the important licensing, distribution, marketing, owner, customer, labor, and other relationships of the acquired assets.
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
Timing, budgeting, and other risks could result in delays or cancellations of our efforts to develop, redevelop, or renovate the properties that we own or lease, or make these activities more expensive, which could reduce our profits or impair our ability to compete effectively.
We must maintain and renovate the properties that we own and lease in order to remain competitive, maintain the value and brand standards of our properties, and comply with applicable laws and regulations. We also selectively undertake ground-up construction of properties together with hospitality venture partners in an effort to expand our brand presence. These efforts are subject to a number of risks, including:
•construction delays or cost overruns (including labor and materials) that may increase project costs;
•obtaining zoning, occupancy, and other required permits or authorizations;
•changes in economic conditions that may result in weakened or lack of demand or negative project returns;
•governmental restrictions on the size or kind of development;
•multi-year urban redevelopment projects, including temporary hotel closures, that may significantly disrupt hotel profits;
•force majeure events, including earthquakes, tornadoes, hurricanes, floods, wildfires, tsunamis, or pandemics; and
•design defects that could increase costs.
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
We hold significant amounts of goodwill, intangible assets, property and equipment, and investments. On a regular basis, we evaluate our assets for impairment based on various factors, including actual operating results, trends of projected revenues and profitability, and potential or actual terminations of underlying management and franchise agreements. During times of economic distress, declining demand and declining earnings often result in declining asset values. As a result, we have incurred impairment charges, and may incur charges in the future, which could be material and may adversely affect our earnings.
If our third-party property owners and franchisees, including our hospitality venture partners, are unable to repay or refinance loans secured by the mortgaged properties, our revenues, profits, and capital resources could be reduced and our business could be harmed.
Many of the properties owned by third-parties, franchisees, or our hospitality ventures are pledged as collateral for mortgage loans entered into when such properties were purchased or refinanced. If our third-party property owners, franchisees, or our hospitality venture partners are unable to repay or refinance maturing indebtedness on favorable terms or at all, the lenders could declare a default, accelerate the related debt, and repossess the property. Any sales or repossessions could, in certain cases, result in the termination of our management or franchise agreements and eliminate anticipated income and cash flows, which could negatively affect our results of operations.
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
The availability of capital or the conditions under which we or our third-party owners, franchisees, or development partners can obtain capital can have a significant impact on the overall level, cost, and pace of future development and therefore the ability to grow our revenues. The most recent economic downturn caused credit markets to experience significant disruption severely reducing liquidity and credit availability and the COVID-19 pandemic has resulted in, and could continue to result in, difficulties for certain third-party hotel owners and franchisees to obtain commercially viable financing. Such disruptions may diminish the ability and desire of existing and potential development partners to access capital necessary to develop properties. Our ability to access additional capital could also be limited by the terms of our revolving credit facility, which restricts our ability to incur debt under certain circumstances. Additionally, if one or more of the financial institutions that support our revolving credit facility fail, we may not be able to find a replacement, which would reduce the availability of funds that we can borrow under the facility.
If we are forced to spend larger than anticipated amounts of cash from operating activities to operate, maintain, or renovate existing properties, then our ability to use cash for other purposes, including acquisition or development of other businesses, properties, brands, or other assets could be limited and our profits could be reduced. Similarly, if we cannot access the capital we need to fund our operations or implement our growth strategy, we may need to postpone or cancel planned renovations or developments, which could impair our ability to compete effectively and harm our business.
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
Cash balances not required to fund our daily operating activities are invested in interest-bearing investments with a greater focus placed on capital preservation than on investment return. The majority of our cash and cash equivalent balances are held on deposit with high quality financial institutions that hold long-term ratings of at least BBB or Baa from S&P or Moody's, respectively, and in AAA-rated money market funds. As such, we are exposed to counterparty risk on our cash and cash equivalent balances. We also have established investment accounts for purposes of investing portions of cash resources for the World of Hyatt loyalty program, certain benefit programs, and our captive insurance company. Although we have not recognized any significant losses to date on these investments, any significant declines in their market values could materially adversely affect our financial condition and results. Credit ratings and pricing of these investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk, or other factors. As a result, the value and liquidity of our investments could decline and result in impairments, which could materially adversely affect our financial condition and results.
Technology and Information Systems Risks
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
Our information technology systems are vulnerable to damage or interruption from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins, and similar events. The occurrence of any of these natural or man-made disasters or unanticipated problems at any of our information technology facilities or any of our global contact centers could cause interruptions or delays in our business, loss of data, or render us unable to process reservations.
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
Hospitality Venture Risks
We have a limited ability to manage third-party risks associated with our hospitality venture investments, which could reduce our revenues, increase our costs, lower our profits, and/or increase our liabilities.
We participate in numerous hospitality ventures with third parties. We may also buy and develop properties in hospitality ventures with the sellers of the properties, affiliates of the sellers, developers, or other third parties. Our hospitality venture partners may have shared or majority control over the operations of our hospitality ventures. As a result, our investments in hospitality ventures involve risks that are different from the risks involved in investing in real estate independently. These risks include the possibility that our hospitality ventures or our partners:
•go bankrupt or otherwise are unable to meet their capital contribution obligations, especially in times of adverse economic conditions;
•have economic or business interests or goals that are or become inconsistent with our business interests or goals;
•are in a position to take action contrary to our instructions, our requests, our policies, our objectives, or applicable laws;
•subject the property to liabilities exceeding those contemplated;
•take actions that reduce our return on investment; or
•take actions that harm our reputation or restrict our ability to run our business.
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
Although our hospitality ventures may generate positive cash flow, in some cases, these hospitality ventures may be unable to distribute that cash to the hospitality venture partners. Additionally, in some cases, our hospitality venture partners control distributions and may choose to leave capital in the hospitality venture rather than distribute it. Because our ability to generate liquidity from our hospitality ventures depends on the hospitality ventures' ability to distribute capital to us, tax considerations or decisions of our hospitality venture partners could reduce our return on these investments. We include our pro rata share of Adjusted EBITDA attributable to our unconsolidated owned and leased hospitality ventures in our consolidated Adjusted EBITDA regardless of whether the cash flow of those ventures is, or can be, distributed to us.
Indebtedness Risks
Our debt service obligations may adversely affect our cash flow and reduce our operational flexibility and changes affecting the availability of the London Interbank Offered Rate ("LIBOR") may have consequences that we cannot yet reasonably predict.
The terms of the indenture governing our Senior Notes (as described in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements") and those of our revolving credit facility subject us to the following:
•a risk that cash flow from operations will be insufficient to meet required payments of principal and interest;
•restrictive covenants, including covenants related to certain financial ratios. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for further information related to restrictions under our financial covenants; and
•the risk that any increase in the interest rate applicable to any borrowings under our revolving credit facility could reduce our cash flows available for other corporate purposes, including investments in our portfolio, could limit our ability to refinance existing debt when it matures, or could increase interest costs on any debt that is refinanced.
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
Additionally, a portion of our indebtedness, as well as certain derivative instruments and the terms of our revolving credit facility bear interest at fluctuating interest rates, some of which are tied to LIBOR. In July 2017, the U.K. Financial Conduct Authority ("FCA") announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR after 2021. On November 30, 2020, the ICE Benchmark Administration, the FCA-regulated and authorized administrator of LIBOR, announced its intention to cease publication of 1 week and 2 month LIBOR settings at the end of 2021, with other USD settings to cease on June 30, 2023. As a result, LIBOR may perform differently than in the past and may ultimately cease to be utilized or to exist, either during or after 2021. Alternative benchmark rate(s) may replace LIBOR and could affect our agreements that rely on LIBOR, not all of which contain alternative rate provisions. Certain of our agreements rely on LIBOR and, at this time, it is not possible for us to predict the effect of any changes to LIBOR, any phase out of LIBOR, or any establishment of alternative benchmark rates. There is uncertainty about how we, the financial markets, applicable law, and the courts will address the replacement of LIBOR with alternative rates on contracts that do not include alternative rate provisions. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds, our receipts or payments under agreements that rely on LIBOR, and the valuation of derivative or other contracts to which we are a party, any of which could impact our results of operations and cash flows.
Rating agency downgrades may increase our cost of capital.
The interest rate on borrowings and the facility fee under our revolving credit facility are determined by a pricing grid, which is dependent in part on our credit ratings by Standard & Poor's Financial Services, LLC, a subsidiary of McGraw Hill Financial, Inc. ("S&P"), and Moody's Investors Service, Inc. ("Moody's"). Lower ratings result in a higher cost of funds. Therefore, if these independent rating agencies were to downgrade our credit ratings or if we no longer have a credit rating from either agency, the cost of our borrowing and the amount of the facility fee under our revolving credit facility will increase as specified in the pricing grid. In 2020, both rating agencies that cover us downgraded our credit rating as part of a sector downgrade resulting from the impact of the COVID-19 pandemic, which had a negative impact on our cost of borrowing. Any future downgrade of our credit ratings by the rating agencies could reduce or limit our access to capital and further increase our cost of capital.
Risks Related to Laws, Regulations, and Insurance
Our failure to comply with applicable laws and regulations may increase our costs, reduce our profits, or limit our growth.
Our business, properties, and colleagues are subject to a variety of laws and regulations around the globe. Generally, these laws and regulations address our sales and marketing and advertising efforts, our handling of privacy issues and customer data, our anti-corruption efforts, our ability to obtain licenses for business operations such as sales of food and liquor, and matters relating to immigration, the environment, health and safety, health care, gaming, competition, and trade, among other things. Our collection and use of personal data are governed by privacy laws and regulations, and privacy law is an area that changes often and varies significantly by jurisdiction. Increasingly, there is potential for increased exposure to fines, penalties, and civil judgments as a result of new privacy regulations. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our properties and services to our guests.
Our franchising and licensing businesses and our international operations are also subject to laws and regulations affecting those businesses:
Franchising
Our franchising business is subject to various laws, as well as to regulations enacted by the Federal Trade Commission ("FTC"). The FTC also regulates the manner and substance of our disclosures to prospective franchisees. In addition, a number of U.S. states and foreign countries require franchisors to register the franchise offering with the applicable governmental body and/or to make extensive disclosures to potential franchisees in connection with offers and sales of franchises in those states and countries. Further, a number of U.S. states and countries have "franchise relationship laws" or "business opportunity laws" that, among other restrictions, limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of agreements. Failure to comply with those laws, where applicable, can limit a franchisor's ability to enter into new franchise agreements or enforce the terms of existing franchise agreements and may create liability for fines, penalties, and civil judgments.
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
Our global operations subject us to income and non-income based taxes such as sales, use, value added, goods and services, payroll, property, and franchise taxes in numerous jurisdictions. Our future tax expenses and liabilities could be affected by changes in tax laws or the interpretation of the tax laws, as well as changes in our business operations. Our future tax expense could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes to our global transfer pricing methodology, changes in the valuation of our deferred tax assets and liabilities, including net operating losses, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time, the U.S. federal, state, local, and foreign governments make substantive changes to tax rules and the application thereof, such as the Base Erosion and Profit Shifting project ("BEPS") being undertaken by the Organization for Economic Cooperation and Development. Legislative and tax treaty changes and the interpretation thereof, including any new U.S. tax legislation put forth by the new administration, could result in materially higher corporate taxes than would be incurred under existing tax law or interpretation and could adversely impact profitability. State and local tax authorities have also increased their efforts to increase revenues through changes in tax law and audits. Such changes and proposals, if enacted, could increase our future tax liabilities.
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
Certain of our properties are subject to collective bargaining agreements, similar agreements, or regulations enforced by governmental authorities. If relationships with our colleagues, other field personnel, or the unions that represent them become adverse, the properties we manage, own, or lease could experience labor disruptions such as strikes, lockouts, and public demonstrations. Labor disruptions, which are generally more likely when collective bargaining agreements are being renegotiated, could harm our relationship with our colleagues or cause us to lose guests. Further, adverse publicity in the marketplace related to union messaging could further harm our reputation and reduce customer demand for our services. Labor regulation, including minimum wage legislation, could lead to higher wage and benefit costs, changes in work rules that raise operating expenses, legal costs, and limitations on our ability or the ability of our third-party property owners and franchisees to take cost saving measures during economic downturns. Collective bargaining agreements may also limit our ability to make timely staffing or labor changes in response to declining revenues.
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
Third parties may make claims against us for infringing their intellectual property rights. Any such claims, even those without merit, could:
•be expensive and time consuming to defend;
•force us to stop providing products or services that use the intellectual property that is being challenged;
•force us to redesign or rebrand our products or services;
•divert our management's attention and resources;
•force us to enter into royalty or licensing agreements to obtain the right to use a third-party's intellectual property; or
•force us to pay significant damages.
In addition, we may be required to indemnify third-party owners and franchisees of the hotels we manage or franchise for any losses they incur as a result of any such third-party infringement claims. Any necessary royalty or licensing agreements may not be available to us on acceptable terms. Any costs, lost revenues, changes to our business, or management attention related to intellectual property claims against us, whether successful or not, could impact our business.
The extensive environmental requirements to which we are subject could increase our environmental costs and liabilities, reduce our profits, or limit our ability to run our business.
Our operations and properties are subject to extensive environmental laws and regulations of various federal, state, local, and foreign governments, including requirements addressing:
•health and safety;
•the use, management, storage, and disposal of hazardous substances and wastes;
•discharges of waste materials into the environment, such as refuse or sewage;
•water discharge and supply; and
•air emissions.
We could be subject to liability under some of these laws for the costs of investigating or remediating hazardous substances or wastes on, under, or in real property we currently or formerly manage, own, or develop, or third-party sites where we sent hazardous substances or wastes for disposal. We could be held liable under these laws regardless of whether we knew of, or were at fault in connection with, the presence or release of any such hazardous or toxic substances or wastes. Some of these laws make each covered person responsible for all of the costs involved, even if more than one person may have been responsible for the contamination. Furthermore, a person who arranges for hazardous substances or wastes to be transported, disposed of, or treated offsite, such as at disposal or treatment facilities, may be liable for the costs of removal or remediation if those substances are released into the environment by third parties at such disposal or treatment facilities. The presence or release of hazardous or toxic substances or wastes, or the failure to properly clean up such materials, could cause us to incur significant costs, or jeopardize our ability to develop, use, sell, or rent real property we own, lease, or operate or to borrow using such property as collateral.
Other laws and regulations require us to manage, abate, or remove materials containing hazardous substances such as mold, lead, or asbestos during demolitions, renovations, or remodeling at properties that we manage, own, lease, or develop or to obtain permits for certain of our equipment or operations. The costs of such management, abatement, removal, or permitting could be substantial. Further, we may be subject to common law claims by third parties based on damages and costs resulting from violations of environmental regulations or from contamination associated with one or more of our properties. Complying with these laws and regulations, or addressing violations arising under them, could increase our environmental costs and liabilities, reduce our profits, or limit our ability to run our business. Existing environmental laws and regulations may be revised or reinterpreted or new more stringent laws and regulations related to global climate change, air quality, or other environmental, health, and safety concerns may be adopted or become applicable to us. The identification of new areas of contamination, a change in the extent or known scope of contamination or changes in cleanup requirements, or the adoption of new requirements governing our operations could have a material adverse effect on our results or operations, financial condition, and business.
If the insurance that we, our owners, hospitality ventures, franchisees, or licensees carry does not sufficiently cover damage or other potential losses or liabilities involving properties that we own, lease, manage, or franchise, our profits could be reduced.

We, our owners, hospitality ventures, and our franchisees and licensees carry insurance from solvent insurance carriers that we believe is adequate for foreseeable losses and with terms and conditions that are reasonable and customary. Nevertheless, market forces beyond our control could limit the scope of the insurance coverage that we, our owners, hospitality ventures, our franchisees, or licensees can obtain or restrict our ability, our owners', our hospitality ventures', our franchisees', or licensees' ability to buy insurance coverage at reasonable rates. In the event of a substantial loss, the insurance coverage that we, our owners, hospitality ventures, franchisees, or licensees carry may not be sufficient to pay the full value of our financial obligations, our liabilities, or the replacement cost of any lost investment or property loss. In addition, there are other risks or losses, such as those related to the COVID-19 pandemic, that may fall outside of the general coverage limits of our policies, may be uninsurable, or with respect to which the cost of insurance is too expensive to justify. In some cases, these factors could result in certain losses being completely uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenues, profits, management fees, franchise fees, or license fees from the property, we could remain obligated for performance guarantees in favor of third-party property owners and franchisees or for their debt or other financial obligations, suffer an uninsured or underinsured property loss, or we may not have sufficient insurance to cover awards or damages resulting from our liabilities. If the insurance that we, our owners, hospitality ventures, franchisees, or licensees carry does not sufficiently cover damages or other losses or liabilities, our profits could be adversely affected.
The Iran Threat Reduction and Syria Human Rights Act of 2012 could result in investigations by the U.S. Government against our Company and could harm our reputation and brands.
The Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRSHR Act") expanded sanctions against Iran and Syria. In addition, the ITRSHR Act instituted disclosure requirements in annual and quarterly reports for public companies engaged in, or affiliated with an entity engaged in certain activities involving the Government of Iran, or involving other entities and persons targeted under certain OFAC sanctions, or otherwise involving specified activities under the ITRSHR Act. A company subject to Section 219 of the ITRSHR Act must make detailed disclosures about certain activities knowingly conducted by it or any of its affiliates. We did not identify any 2020 activities required to be disclosed. In the event Hyatt were to engage in certain activities that are subject to disclosure pursuant to Section 219 of the ITRSHR Act and Section 13(r) of the Exchange Act, we would be required to separately file, concurrently with any ITRSHR Act disclosure, a notice to the SEC that such activities were disclosed in our quarterly or annual report filings, which notice must also contain the information required by Section 13(r) of the Exchange Act. The SEC is required to post this notice of disclosure on its website and send the report to the President and certain Congressional committees. The President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed on the Company. Disclosure of such activities, even if they are not subject to sanctions under applicable law, and any sanction actually imposed on us or our affiliates as a result of these activities, could harm our reputation and brands and have a negative impact on our results of operations.
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
In addition to the risks described in this section, several factors that could cause the price of our Class A common stock in the public market to fluctuate significantly include, among others, the following:
•quarterly variations in our operating results compared to market expectations;
•annual variations in our operating results compared to our guidance;
•withdrawals or suspensions of our guidance;

•announcements of acquisitions of or investments in other businesses and properties or dispositions;
•announcements of new services or products or significant price reductions by us or our competitors;
•size of our public float;
•future conversions to and sales of our Class A common stock by current holders of Class B common stock in the public market, or the perception in the market that the holders of a large number of shares of Class B common stock intend to sell shares;
•stock price performance of our competitors;
•fluctuations in stock market prices and volumes in the United States and abroad;
•low investor confidence;
•default on our indebtedness or foreclosure of our properties;
•changes in senior management or key personnel;
•downgrades or changes in financial estimates by securities analysts or negative reports published by securities analysts about our business or the hospitality industry in general;
•negative earnings or other announcements by us or other hospitality companies;
•downgrades in our credit ratings or the credit ratings of our competitors;
•issuances or repurchases of equity or debt securities;
•a decision to pay or not to pay dividends;
•cyber incidents and information technology failures;
•terrorist activities or threats of such activities, civil or political unrest, or war; and
•global economic, legal, and regulatory factors unrelated to our performance.
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
There can be no assurance that we will declare or pay dividends in the future or that we will repurchase shares pursuant to our share repurchase program consistent with historical amounts or at all.
We suspended all dividend payments beginning in the second quarter of 2020, and suspended all share repurchase activity effective March 3, 2020. The terms of the Revolver Amendment restrict our ability to pay dividends and repurchase shares through the first quarter of 2021. Our dividend policy or share repurchase program may change from time to time, and we may not declare dividends or repurchase shares in any particular amounts, in amounts consistent with historical practice, or at all. Our repurchase program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares and the timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, applicable debt covenants, the timing and amount of cash proceeds from asset dispositions, the timing and amount of any like-kind exchange transactions and other tax-planning matters, the trading price of our common stock, the nature of other investment opportunities, and other factors as our board of directors may deem relevant from time to time. A reduction in or elimination of our dividend payments or repurchase activity could have a negative effect on our stock price, increase volatility, or fail to enhance shareholder value. The actual declaration and payment of future dividends, the amount of any such dividends, and the establishment of record and payment dates, if any, are subject to determination by our board of directors after its review of our business strategy, applicable debt covenants, financial performance and position, and other factors as our board of directors may deem relevant from time to time. Our declaration and payment of future dividends is subject to risks and uncertainties, including: deterioration of our financial performance or position, inability to declare a dividend in compliance with applicable laws or debt covenants, an increase in our cash needs or decrease in available cash, and the business judgment of the board of directors that a declaration of a dividend is not in the best interest of our shareholders.
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
Our amended and restated certificate of incorporation and bylaws, as well as agreements with our major stockholders, contain provisions that may make it difficult to remove our board of directors and management and may discourage or delay "change of control" transactions that certain stockholders may view as beneficial or could involve the payment of a premium over prevailing market prices for our Class A common stock. These provisions include, among others:
•Our amended and restated certificate of incorporation provides for a dual class ownership structure, in which our Class B common stock is entitled to ten votes per share and our Class A common stock is entitled to one vote per share. As a result of this structure, our major stockholders have significant influence or actual control over matters requiring stockholder approval.
•Voting agreements entered into with or among our major stockholders require these stockholders to vote their shares consistent with the recommendation of our board of directors, assuming in certain instances that a majority of a minimum of three independent directors (excluding for such purposes any Pritzker) or, in the case of transactions involving us and an affiliate, all of such minimum of three independent directors (excluding for such purposes any Pritzker) agree with the recommendation. While the voting agreements are in effect, they may provide our board of directors with effective control over matters requiring stockholder approval.
•Lock-up agreements entered into with stockholders party to our 2007 Stockholders' Agreement limit the ability of these stockholders to sell their shares to any person who would be required to file a Schedule 13D with the SEC disclosing an intent to acquire the shares other than for investment purposes and, in certain instances, to competitors of ours in the hospitality, lodging, or gaming industries.
•Stockholders party to our 2007 Stockholders' Agreement have agreed, subject to certain limited exceptions, to "standstill" provisions that prevent the stockholders from acquiring additional shares of our common stock, making or participating in acquisition proposals for us, or soliciting proxies in connection with meetings of our stockholders, unless the stockholders are invited to do so by our board of directors.
•Our board of directors is divided into three classes, with each class serving for a staggered three-year term, which prevents stockholders from electing an entirely new board of directors at an annual meeting.
•Our directors may be removed only for cause, which prevents stockholders from being able to remove directors without cause other than those directors who are being elected at an annual meeting.
•Our amended and restated certificate of incorporation does not provide for cumulative voting in the election of directors. As a result, holders of our Class B common stock will control the election of directors and the ability of holders of our Class A common stock to elect director candidates will be limited.
•Vacancies on our board of directors, and any newly created director positions created by the expansion of the board of directors, may be filled only by a majority of remaining directors then in office.
•Actions to be taken by our stockholders may only be effected at an annual or special meeting of our stockholders and not by written consent.

•Special meetings of our stockholders can be called only by the Chairman of the Board or by our corporate secretary at the direction of our board of directors.
•Advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors and propose matters to be brought before an annual meeting of our stockholders may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or otherwise attempting to obtain control of our Company.
•Our board of directors may, without stockholder approval, issue series of preferred stock, or rights to acquire preferred stock, that could dilute the interest of, or impair the voting power of, holders of our common stock or could also be used as a method of discouraging, delaying, or preventing a change of control.
•An affirmative vote of the holders of at least 80% of the voting power of our outstanding capital stock entitled to vote is required to amend any provision of our certificate of incorporation or bylaws.
Pritzker family business interests have substantial control over us and have the ability to control the election of directors and other matters submitted to stockholders for approval, which will limit your ability to influence corporate matters or result in actions that you do not believe to be in our interests or your interests.
Our Class B common stock is entitled to ten votes per share and our Class A common stock is entitled to one vote per share. At January 31, 2021, Pritzker family business interests beneficially own, in the aggregate, 59,768,523 shares, or approximately 96.3%, of our Class B common stock, and 127,436 shares, or 0.3%, of Class A common stock, representing approximately 59.1% of the outstanding shares of our common stock and approximately 90.6% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests will be able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors, a merger, consolidation, or sale of all or substantially all of our assets and any other significant transaction. While the voting agreements are in effect, they may provide our board of directors with the effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. This concentrated control will limit your ability to influence corporate matters, and the interests of Pritzker family business interests may not coincide with our interests or your interests. As a result, we may take actions that you do not believe to be in our interests or your interests and that could depress our stock price. See also "—Voting agreements entered into with or among our major stockholders, including Pritzker family business interests, will result in a substantial number of our shares being voted consistent with the recommendation of our board of directors, and may limit your ability to influence the election of directors and other matters submitted to stockholders for approval."
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
Pritzker family business interests, which beneficially own at January 31, 2021, directly or indirectly, 59,895,959 shares, or 59.1% of our total outstanding common stock and control approximately 90.6% of our total voting power, have entered into a voting agreement with respect to all shares of common stock beneficially owned by Pritzker family business interests. During the term of the voting agreement, which expires on the date upon which more than 75% of the Company's fully diluted shares of common stock is owned by non-Pritzker family business interests, Pritzker family business interests have agreed to vote their shares of our common stock consistent with the recommendation of our board of directors with respect to all matters (assuming agreement as to any such matter by a majority of a minimum of three independent directors (excluding for such purposes any Pritzker)) or, in the case of transactions involving us and an affiliate, assuming agreement of all of such minimum of three independent directors (excluding for such purposes any Pritzker). In addition, at January 31, 2021, the stockholders party to the 2007 Stockholder's Agreement beneficially own, in the aggregate, approximately 3.7% of our outstanding Class B common stock, representing approximately 3.4% of the total voting power of our outstanding common stock. Pursuant to the 2007 Stockholder's Agreement, the stockholders party thereto have entered into a voting agreement with us, with respect to the shares of common stock that they beneficially own, and have agreed to vote their shares of common stock consistent with the recommendation of our board of directors, without any separate requirement that our independent directors agree with the recommendation. These voting agreements expire on the date that Thomas J. Pritzker is no longer chairman of our board of directors. See Part I, Item 1, "Business—Stockholder Agreements."
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
Future sales in the public market of Class A common stock issuable upon conversion of Class B common stock, or the perception in the market that the holders of a large number of shares of Class B common stock intend to sell shares, could reduce the market price of our Class A common stock. At January 31, 2021, we had 39,261,233 shares of Class A common stock outstanding and 62,038,918 shares of Class B common stock outstanding.
At January 31, 2021, 37,811,649 shares of Class A common stock are freely tradable in the public market without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act") unless these shares are held by any of our "affiliates," as that term is defined in Rule 144 under the Securities Act ("Rule 144"). The remaining 1,449,584 outstanding shares of Class A common stock and 62,038,918 outstanding shares of Class B common stock are deemed "restricted securities," as that term is defined in Rule 144. Restricted securities may be sold in the public market only if they are registered under the Securities Act or they qualify for an exemption from registration under Rule 144 or Rule 701 under the Securities Act ("Rule 701"). Of these restricted securities, 2,270,395 shares of Class B common stock are held by shareholders party to the 2007 Stockholders' Agreement and are otherwise eligible to be sold at any time, subject to the applicable rights of first refusal, "drag along" rights and other restrictions contained in the 2007 Stockholders' Agreement. See Part I, Item 1, "Business—Stockholder Agreements—2007 Stockholders' Agreement." Another 1,422,153 shares of Class A common stock that are deemed restricted securities are otherwise eligible to be sold at any time.
The rest of the restricted securities, consisting of 59,768,523 shares of Class B common stock and 27,431 shares of Class A common stock, together with 100,005 shares of Class A common stock previously registered, are subject to contractual lock-up and certain other restrictions contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement as described in Part I, Item 1, "Business—Stockholder Agreements." These contractual restrictions may be amended, waived, or terminated by the parties to those agreements in accordance with the terms of such agreements without our consent and without notice; the 25% limitation on sales of our common stock may, with respect to each 12 month period, be increased to a higher percentage or waived entirely by the unanimous affirmative vote of our independent directors (excluding for such purposes any Pritzker). All such shares of Class A common stock, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, will be eligible for resale in compliance with Rule 144 or Rule 701 to the extent the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement or the Amended and Restated Foreign Global Hyatt Agreement, as applicable, are waived or terminated with respect to such shares.
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

Time Period	Number of Shares*
During the 12 month period from November 5, 2020 through November 4, 2021	17,314,426
During the 12 month period from November 5, 2021 through November 4, 2022	12,886,192
During the 12 month period from November 5, 2022 through November 4, 2023	7,498,371
During the 12 month period from November 5, 2023 through November 4, 2024	6,419,886
During the 12 month period from November 5, 2024 through November 4, 2025	6,419,886
During the 12 month period from November 5, 2025 through November 4, 2026	6,271,290
During the 12 month period from November 5, 2026 through November 4, 2027	3,085,908
*The foregoing numbers are based on information at January 31, 2021 and assume that the maximum number of shares permitted to be sold during each period set forth above are, in fact, sold during each such period. To the extent any shares are not sold during the first time period that such shares are eligible to be sold as described above, the number of shares that may be sold in subsequent time periods may change.
In addition, at December 31, 2020, 8,109,881 shares of our Class A common stock were reserved for issuance under the Fourth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (as amended, the "LTIP"). These shares of Class A common stock will become eligible for sale in the public market once those shares are issued or awarded under our LTIP, subject to provisions of various award agreements and Rule 144, as applicable. In addition, 919,397 shares of our Class A common stock were reserved for issuance under the Hyatt Hotels Corporation Second Amended and Restated Employee Stock Purchase Plan ("ESPP"), 1,169,195 shares of our Class A common stock remained available for issuance pursuant to the Amended and Restated Hyatt Corporation Deferred Compensation Plan ("DCP"), and 300,000 shares of Class A common stock remained available for issuance pursuant to the Hyatt International Hotels Retirement Plan (commonly known as the Field Retirement Plan) ("FRP").
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
Holders of 62,038,918 shares of our Class B common stock (or 61.2% of our total outstanding shares of common stock at January 31, 2021), including Pritzker family business interests, have rights, subject to certain conditions, to require us to file registration statements registering sales of shares of Class A common stock acquired upon conversion of such Class B common stock or to include sales of such shares of Class A common stock in registration statements that we may file for ourselves or for other stockholders. In order to exercise such registration rights, the holder must be permitted to sell shares of its common stock under applicable lock-up restrictions. See "—A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well" and Part I, Item 1, "Business—Stockholder Agreements" for additional information with respect to these lock-up provisions. Subject to compliance with applicable lock-up agreements, shares of Class A common stock sold under the registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of Class A common stock issuable upon conversion of shares of Class B common stock are sold in the public market, such sales could reduce the trading price of our Class A common stock. These sales also could impede our ability to raise future capital. Additionally, we will bear all expenses in connection with any such registrations (other than underwriting discounts).
Following our decision in May 2020 to file a shelf registration statement on Form S-3 pursuant to Rule 415 of the Securities Act, certain stockholders party to the Registration Rights Agreement, dated as of October 12, 2009, among Hyatt and the Pritzker family business interests party thereto, elected to exercise their piggyback registration rights with respect to 13,347,885 shares of Class A common stock issuable upon conversion of shares of Class B common stock. On May 21, 2020, the Company filed an automatic effective shelf registration statement with the SEC to register the resale of such aggregate 13,347,885 shares. In connection with such registration, all other holders of registration rights, including trustees of trusts for the benefit of Thomas J. Pritzker and his lineal descendants (including Jason Pritzker), elected not to exercise their piggyback registration rights.
Subsequent to November 2020,(i) a limited partnership and a trust, each for the benefit of Daniel F. Pritzker and/or certain of his lineal descendants, and Daniel F. Pritzker, individually, engaged in sales, charitable contributions and similar transactions representing an aggregate of 583,333 shares of Class A common stock and/or Class A common stock issuable upon conversion of shares of Class B common stock and (ii) the Anthony N. Pritzker Family Foundation engaged in sales representing an aggregate of 299,027 shares of Class A common stock issuable upon conversion of shares of Class B common stock. After giving effect to these transactions, as well as sales prior to November 2020 by (a) a limited partnership and a trust, each for the benefit of Daniel F. Pritzker and/or certain of his lineal descendants, that resulted in such entities holding fewer shares than are registered for resale on the May 2020 shelf registration statement, and (b) the Anthony N. Pritzker Family Foundation that resulted in such entity no longer holding any shares registered for resale on the May 2020 shelf registration statement, as of the date of this filing, 11,019,678 shares of the 13,347,885 shares originally registered for resale on the May 2020 shelf registration statement continue to be eligible to be sold pursuant to the May 2020 shelf registration statement during the 12 month period commencing November 5, 2020 through November 4, 2021 under the lock-up restrictions contained in the Amended and Restated Global Hyatt Agreement and the Amended and Restated Foreign Global Hyatt Agreement. Subsequent to November 4, 2021, and assuming no further sales, 11,019,678 shares of the 13,347,885 shares originally registered for resale on the May 2020 shelf registration statement will continue to be eligible to be sold pursuant to the May 2020 shelf registration statement. Additional shares may be registered on the shelf registration statement in the future as such shares are eligible to be sold in accordance with the registration rights agreements and lock-up restrictions. See "—A significant number of shares of Class A common stock issuable upon conversion of Class B common stock could be sold into the market, which could depress our stock price even if our business is doing well" for additional information with respect to the lock-up provisions.
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
General Risk Factors
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
Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties:
The following table sets forth a description of each owned or leased property in our portfolio of properties at December 31, 2020.

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Owned and Leased Hotels

Full Service
Americas Owned:
Park Hyatt Chicago	Chicago, IL	198		100%
Park Hyatt New York	New York, NY	210		100%
Miraval Arizona Resort and Spa (9)	Tucson, AZ	145		100%
Miraval Austin Resort and Spa (9)	Austin, TX	117		100%
Miraval Berkshires Resort and Spa (9)	Lenox, MA	100		100%
Wyndhurst Manor & Club (9)	Lenox, MA	46		100%
Grand Hyatt New York (4)	New York, NY	1,298		100%
Grand Hyatt Rio de Janeiro	Rio de Janeiro, Brazil	436		100%
Grand Hyatt San Antonio (4)	San Antonio, TX	1,003		100%
The Confidante Miami Beach	Miami Beach, FL	354		100%
The Driskill (4)	Austin, TX	189		100%
Hyatt Regency Aruba Resort Spa and Casino (4)	Palm Beach, Aruba, Dutch Caribbean	359		100%
Hyatt Regency Baltimore Inner Harbor (4)	Baltimore, MD	488		100%
Hyatt Regency Green Bay	Green Bay, WI	241		100%
Hyatt Regency Greenwich	Old Greenwich, CT	373		100%
Hyatt Regency Indian Wells Resort & Spa	Riverside-San Bernardino, CA	530		100%
Hyatt Regency Lake Tahoe Resort, Spa and Casino	Incline Village, NV	422		100%
Hyatt Regency Long Beach (4)	Long Beach, CA	531		100%
Hyatt Regency Lost Pines Resort and Spa	Lost Pines, TX	490		100%
Hyatt Regency Miami (4)	Miami, FL	615		100%
Hyatt Regency O'Hare Chicago	Rosemont, IL	1,095		100%
Hyatt Regency Orlando	Orlando, FL	1,641		100%
Hyatt Regency Phoenix	Phoenix, AZ	693		100%
Hyatt Regency San Antonio Riverwalk (4)	San Antonio, TX	630		100%
Hyatt Centric The Pike Long Beach (4)	Long Beach, CA	138		100%
Americas Owned		12,342	25

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Americas Leased:
Andaz West Hollywood (3) (6)	West Hollywood, CA	239		—%
Hyatt Regency San Francisco (3) (6)	San Francisco, CA	821		—%
Americas Leased		1,060	2

Total Americas Owned and Leased Hotels		13,402	27

EAME/SW Asia Owned:
Park Hyatt Paris-Vendôme	Paris, France	156		100%
Park Hyatt Zurich (4)	Zurich, Switzerland	138		100%
Andaz London Liverpool Street (7)	London, England	267		100%
Hyatt Regency Bishkek (4)	Bishkek, Kyrgyz Republic	178		98%
EAME/SW Asia Owned		739	4

EAME/SW Asia Leased:
Andaz Amsterdam Prinsengracht (3) (6)	Amsterdam, The Netherlands	122		—%
Hyatt Regency Cologne (3) (6)	Cologne, Germany	306		—%
Hyatt Regency Mainz (3) (6)	Mainz, Germany	268		—%
EAME/SW Asia Leased		696	3

Total EAME/SW Asia Owned and Leased Hotels		1,435	7

Total Full Service Owned and Leased Hotels		14,837	34

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)
Select Service
Owned:
Hyatt Place Macaé	Macaé, Brazil	141		100%
Hyatt Place São José do Rio Preto	São José do Rio Preto, Brazil	152		100%
Select Service Owned:		293	2

Leased:
Hyatt Place Amsterdam Airport (3) (6)	Amsterdam, The Netherlands	330		—%
Hyatt Place Atlanta/Buckhead (2)	Atlanta, GA	171		—%
Select Service Leased:		501	2

Total Select Service Owned and Leased Hotels		794	4

Unconsolidated Hospitality Venture Hotels

Full Service
Americas Unconsolidated Hospitality Ventures:
Grand Hyatt São Paulo	São Paulo, Brazil	467		50%
Andaz Mayakoba Resort Riviera Maya	Playa del Carmen, Mexico	214		40%
Hyatt Regency Andares Guadalajara	Zapopan, Mexico	257		50%
Hyatt Regency Columbus (4)	Columbus, OH	633		24%
Hyatt Regency Crystal City at Reagan National Airport	Arlington, VA	686		50%
Hyatt Regency Huntington Beach Resort and Spa	Huntington Beach, CA	517		40%
Hyatt Regency Jersey City on the Hudson	Jersey City, NJ	351		50%
Hyatt Centric Downtown Portland	Portland, OR	220		40%
Hyatt Centric Center City Philadelphia	Philadelphia, PA	332		42%
Americas Unconsolidated Hospitality Ventures		3,677	9

EAME/SW Asia Unconsolidated Hospitality Ventures:
Park Hyatt Hamburg (3) (5)	Hamburg, Germany	252		—%
Park Hyatt Milan	Milan, Italy	106		30%
Grand Hyatt Mumbai Hotel & Residences	Mumbai, India	548		50%
Andaz Delhi	New Delhi, India	401		50%
Andaz Vienna Am Belvedere	Vienna, Austria	303		50%
Hyatt Regency Ahmedabad	Ahmedabad, India	208		50%
EAME/SW Asia Unconsolidated Hospitality Ventures		1,818	6

ASPAC Unconsolidated Hospitality Ventures:
Grand Hyatt Bali	Bali, Indonesia	636		10%
Hyatt Regency Bali	Bali, Indonesia	363		10%
ASPAC Unconsolidated Hospitality Ventures		999	2

Total Full Service Unconsolidated Hospitality Ventures		6,494	17

Hotel Property	Location	Rooms	# of Hotels	Ownership (1)

Select Service Unconsolidated Hospitality Ventures
Hyatt House Denver/Downtown	Denver, CO	113		50%
Hyatt House Nashville at Vanderbilt	Nashville, TN	201		50%
Hyatt House San Jose Airport	San Jose, CA	165		40%
Hyatt Place Atlanta / Centennial Park	Atlanta, GA	175		50%
Hyatt Place Celaya	Celaya, Mexico	145		50%
Hyatt Place Denver/Downtown	Denver, CO	248		50%
Hyatt Place Glendale / Los Angeles	Glendale, CA	179		40%
Hyatt Place Los Cabos	San José del Cabo, Mexico	157		50%
Hyatt Place Panama City/Downtown	Panama City, Panama	165		29%
Hyatt Place San Jose Airport	San Jose, CA	190		40%
Hyatt Place Tijuana	Tijuana, Mexico	145		50%
Hyatt Place Boston / Seaport District	Boston, MA	297		50%
Total Select Service Unconsolidated Hospitality Ventures		2,180	12

Total Unconsolidated Hospitality Ventures (8)		8,674	29

(1)Unless otherwise indicated, ownership percentages include both the property and the underlying land.
(2)Property is accounted for as a finance lease.
(3)Property is accounted for as an operating lease.
(4)Our ownership interest in the property is subject to a third-party ground lease on the land.
(5)We own a 50% interest in an unconsolidated hospitality venture that is the operating lessee.
(6)We own a 100% interest in the entity that is the operating lessee.
(7)Our ownership interest is derived through a long leasehold interest in the hotel building, with a nominal annual rental payment.
(8)Excludes three UrCove hotels where we own a 49% interest in an unconsolidated hospitality venture that is the operating lessee.
(9)Effective January 1, 2020, Miraval wellness resorts are reported as full service hotels and included in our owned and leased hotels segment.

Below is a summary of our Hyatt managed and franchised hotels, including owned and leased hotels and all-inclusive resorts, by segment for all periods presented.

	December 31, 2020		December 31, 2019		December 31, 2018
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Americas Management and Franchising
Full Service Hotels (a)
Managed	164	72,278	160	71,807	172	72,627
Franchised	73	21,544	67	20,356	57	17,981
Full Service Hotels	237	93,822	227	92,163	229	90,608
Select Service Hotels
Managed	55	8,132	62	9,054	58	8,393
Franchised	391	53,912	356	49,211	325	44,753
Select Service Hotels	446	62,044	418	58,265	383	53,146
ASPAC Management and Franchising
Full Service Hotels
Managed	116	39,327	110	36,026	102	33,570
Franchised	8	2,520	6	1,933	4	1,591
Full Service Hotels	124	41,847	116	37,959	106	35,161
Select Service Hotels
Managed	29	5,378	29	5,307	23	3,903
Franchised	6	1,169	1	160	—	—
Select Service Hotels	35	6,547	30	5,467	23	3,903
EAME/SW Asia Management and Franchising
Full Service Hotels
Managed	97	24,678	95	24,323	81	21,602
Franchised	13	2,454	11	2,098	6	1,215
Full Service Hotels	110	27,132	106	26,421	87	22,817
Select Service Hotels
Managed	17	2,749	17	2,803	16	2,531
Franchised	5	1,131	2	443	2	451
Select Service Hotels	22	3,880	19	3,246	18	2,982

Total Full Service and Select Service Hotels (b)	974	235,272	916	223,521	846	208,617

Americas Management and Franchising - All-inclusive
All-inclusive
Franchised	8	3,153	8	3,153	6	2,401
All-inclusive	8	3,153	8	3,153	6	2,401

Total Managed and Franchised	982	238,425	924	226,674	852	211,018
(a) Effective January 1, 2020, Miraval wellness resorts are reported as full service hotels. We have reflected this change in all periods presented.
(b) Figures do not include vacation ownership, residential, or condominium ownership units.

Included in the summary above are the following owned and leased hotels:

	December 31, 2020		December 31, 2019		December 31, 2018
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Owned and Leased Hotels
Full Service Hotels (a)
United States	25	12,607	24	12,608	25	13,850
Other Americas	2	795	2	795	2	795
ASPAC	—	—	—	—	1	615
EAME/SW Asia	7	1,435	8	1,593	8	1,591
Select Service Hotels
United States	1	171	1	171	1	171
Other Americas	2	293	2	293	2	293
EAME/SW Asia	1	330	1	330	1	330
Total Owned and Leased	38	15,631	38	15,790	40	17,645
(a) Effective January 1, 2020, Miraval wellness resorts are reported as full service hotels. We have reflected this change in all periods presented.
Corporate Headquarters and Regional Offices
Our corporate headquarters are located at 150 North Riverside Plaza, Chicago, Illinois, pursuant to an operating lease. At December 31, 2020, we lease approximately 262,000 square feet.
In addition to our corporate headquarters, we lease space for our regional offices, service centers, data centers, and sales offices in multiple locations, including Atlanta, Georgia; Beijing, Hong Kong, Shanghai, and Shenzhen, People's Republic of China; Bensenville, Illinois; Chandler, Arizona; Chiyoda-ku, Japan; Coral Gables, Florida; Delhi and Mumbai, India; Denver, Colorado; Dubai, United Arab Emirates; Franklin Park, Illinois; Jakarta, Indonesia; London, United Kingdom; Mainz, Germany; Marion, Illinois; Maui, Hawaii; Melbourne, Australia; Mexico City, Mexico; Moore, Oklahoma; Moscow, Russia; New York, New York; Omaha, Nebraska; Paris, France; San Francisco, California; São Paulo, Brazil; Scottsdale, Arizona; Singapore; Tokyo, Japan; Toronto, Canada; and Zurich, Switzerland.
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
Item 4.    Mine Safety Disclosures.
    Not Applicable.

Information about our Executive Officers.
The following chart names each of the Company's executive officers and their ages and positions at February 18, 2021. Also included below is biographical information relating to each of the Company's executive officers. Each of the executive officers is elected by and serves at the pleasure of the board of directors.

Name	Age	Position
Thomas J. Pritzker	70	Executive Chairman of the Board
Mark S. Hoplamazian	57	President, Chief Executive Officer and Director (Principal Executive Officer)
Joan Bottarini	49	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
Margaret C. Egan	51	Executive Vice President, General Counsel and Secretary
H. Charles Floyd	61	Executive Vice President, Global President of Operations
Peter Fulton	63	Executive Vice President, Group President—EAME/SW Asia
Malaika L. Myers	53	Executive Vice President, Chief Human Resources Officer
Peter J. Sears	56	Executive Vice President, Group President—Americas
David Udell	60	Executive Vice President, Group President—ASPAC
Mark R. Vondrasek	53	Executive Vice President, Chief Commercial Officer
Thomas J. Pritzker has been a member of our board of directors since August 2004 and our Executive Chairman since August 2004. Mr. Pritzker served as our Chief Executive Officer from August 2004 to December 2006. Mr. Pritzker was appointed President of Hyatt Corporation in 1980 and served as Chairman and Chief Executive Officer of Hyatt Corporation from 1999 to December 2006. Mr. Pritzker is Chairman and Chief Executive Officer of The Pritzker Organization, LLC ("TPO"), the principal financial and investment advisor to certain Pritzker family business interests. Mr. Pritzker served as a Director of Royal Caribbean Cruises Ltd. until May 2020. He served as a Director of TransUnion Corp., a credit reporting service company, until June 2010 and as Chairman of Marmon Holdings, Inc. until March 2014. Mr. Pritzker is Chairman of the Board of Trustees of the Center for Strategic & International Studies; Director and Vice President of The Pritzker Foundation, a charitable foundation; Director and President of the Pritzker Family Philanthropic Fund, a charitable organization; and Director, Chairman and President of The Hyatt Foundation, a charitable foundation which established The Pritzker Architecture Prize.
Mark S. Hoplamazian was appointed to the Board of Directors in November 2006 and named President and Chief Executive Officer of Hyatt Hotels Corporation in December 2006. Prior to being appointed to his present position, Mr. Hoplamazian served as President of TPO. During his 17 year tenure with TPO, he served as advisor to various Pritzker family-owned companies, including Hyatt Hotels Corporation and its predecessors. He previously worked in international mergers and acquisitions at The First Boston Corporation in New York. Mr. Hoplamazian serves as Chairman of the American Hotel & Lodging Association, on the Board of Directors of VF Corporation, Brand USA, Skills for Chicagoland's Future, and the Chicago Council on Global Affairs, the Executive Committee of the Board of Directors of World Business Chicago, and the Board of Trustees of the Aspen Institute and of the Latin School of Chicago. Mr. Hoplamazian is a member of the World Travel & Tourism Council, the Commercial Club of Chicago, and the Discovery Class of the Henry Crown Fellowship.
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
Mark R. Vondrasek was selected as Executive Vice President, Chief Commercial Officer in March 2018. In this role, Mr. Vondrasek oversees global sales, revenue management, distribution strategy, corporate marketing, brands, communications, digital, consumer insights, global contact centers, information technology, and the World of Hyatt loyalty platform. He is also charged with integrating and scaling new business opportunities, products, and services. Mr. Vondrasek joined Hyatt in September 2017 with 15 years of hospitality leadership experience at Starwood Hotels and Resorts, where he most recently served in a similar role as Senior Vice President, Commercial Services Officer. Prior to entering the hospitality industry, he spent 10 years in the Financial Services industry, overseeing operational teams at Fidelity Investments and Kemper Financial Services.

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

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information
On November 5, 2009, our Class A common stock began trading publicly on the New York Stock Exchange under the symbol "H". Prior to that time, there was no public market for our Class A common stock. At January 31, 2021, our Class A common stock was held by approximately 26 shareholders of record and there were 39,261,233 shares of Class A common stock outstanding. This stockholder figure does not include a substantially greater number of "street name" holders or beneficial holders of our Class A common stock whose shares are held of record by banks, brokers, and other financial institutions.
There is no established public trading market for our Class B common stock. At January 31, 2021, our Class B common stock was held by approximately 79 shareholders and there were 62,038,918 shares of Class B common stock outstanding.
Dividends
We suspended all dividend payments beginning in the second quarter of 2020. The terms of the Revolver Amendment restrict our ability to pay dividends through the first quarter of 2021. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, capital requirements, restrictions contained in current or future financing instruments, and such other factors as our board of directors deems relevant. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 16 to our Consolidated Financial Statements" for further detail.

Performance Graph
The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent we specifically incorporate it by reference into such filing.
The following graph compares the cumulative total stockholder return since December 31, 2015, with the S&P 500 Index ("S&P 500") and the Russell 1000 Hotel/Motel Index (the "Russell 1000 Hotel"). The graph assumes the value of the investment in our Class A common stock and each index was $100 at December 31, 2015 and all dividends and other distributions were reinvested.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Hyatt Hotels Corporation	100.0	117.5	156.4	144.9	194.3	161.2
S&P 500	100.0	112.0	136.4	130.4	171.4	203.0
Russell 1000 Hotel	100.0	126.3	202.3	160.5	231.3	219.4
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Registered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A common stock during the quarter ended December 31, 2020:

	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
October 1 to October 31, 2020	—	$—	—	$927,760,966
November 1 to November 30, 2020	—	—	—	$927,760,966
December 1 to December 31, 2020	—	—	—	$927,760,966
Total	—	$—	—
(1) On each of October 30, 2018 and December 18, 2019, we announced the approvals of the expansions of our share repurchase program. Under each approval, we are authorized to purchase up to an additional $750 million of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase ("ASR") transaction. The repurchase program does not have an expiration date. At December 31, 2020, the Company had approximately $928 million remaining under the share repurchase authorization. We suspended all share repurchase activity effective March 3, 2020, and the terms of the Revolver Amendment restrict our ability to repurchase shares through the first quarter of 2021. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 16 to our Consolidated Financial Statements" for further detail.
Item 6.    (Removed and Reserved).

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part IV, Item 15, "Exhibits and Financial Statement Schedule—Consolidated Financial Statements." For our discussion and analysis of our financial condition and results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2019 Form 10-K. Effective January 1, 2020, (i) the management fees from Miraval properties are reported in our Americas management and franchising segment; (ii) the operating results and financial position of underlying Miraval hotel results are reported in our owned and leased hotels segment; (iii) the license fees we receive from Hyatt Residence Club are reported in our Americas management and franchising segment. We do not consider these changes to be material and consolidated results were not impacted. Segment operating information for the years ended December 31, 2019 and December 31, 2018 have been recast to reflect these segment changes; see Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 19 to our Consolidated Financial Statements" for further information. In addition to historical data, this discussion contains forward-looking statements about our business, operations, and financial performance based on current expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in "Disclosure Regarding Forward-Looking Statements" and Part I, Item 1A, "Risk Factors" included elsewhere in this annual report.
Overview
At December 31, 2020, our hotel portfolio consisted of 974 full and select service hotels (235,272 rooms), including:
•413 managed properties (128,598 rooms), all of which we operate under management and hotel services agreements with third-party property owners;
•489 franchised properties (81,354 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;
•31 owned properties (13,374 rooms) (including 1 consolidated hospitality venture), 1 finance leased property (171 rooms), and 6 operating leased properties (2,086 rooms), all of which we manage;
•27 managed properties and 2 franchised properties owned or leased by unconsolidated hospitality ventures (8,674 rooms); and
•5 franchised properties (1,015 rooms) that are operated by an unconsolidated hospitality venture in connection with a master license agreement by Hyatt, 3 of these properties (669 rooms) are leased by the unconsolidated hospitality venture.
Our property portfolio also included:
•8 all-inclusive resorts (3,153 rooms), all of which are owned by a third party in which we hold common shares and which operates the resorts under franchise agreements with us;
•16 vacation ownership properties under the Hyatt Residence Club brand and operated by third parties;
•37 residential properties, which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel; and
•36 condominium ownership properties for which we provide services for the rental programs and/or homeowner associations (including 1 unconsolidated hospitality venture).
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
With respect to property ownership, we believe ownership of selected hotels in key markets enhances our ability to control our brand presence in these markets. Ownership of hotels allows us to capture the full benefit of increases in operating profits during periods of increasing demand and room rates. The cost structure of a typical hotel includes substantial fixed costs, so as demand and room rates increase over time, the rate of growth in operating profits typically is higher than the rate of growth of revenues. The profits realized from our owned and leased hotels are generally more significantly affected by economic downturns and declines in revenues than the management and franchise fees earned from our managed and franchised properties. This is because we absorb the full impact of declining profits for our owned and leased hotels whereas our management and franchise fees do not have the same level of downside exposure to declining hotel profitability. Hotel ownership is, however, more capital intensive than managing or franchising hotels for third-party owners and franchisees, as we are responsible for the costs and all capital expenditures for our owned and leased hotels. See also "—Principal Factors Affecting Our Results of Operations—Expenses." and Part I, Item 1A, "Risk Factors—Risks Related to Our Business—We are exposed to the risks resulting from significant investments in owned and leased real estate, which could increase our costs, reduce our profits, limit our ability to respond to market conditions, or restrict our growth strategy."
For the years ended December 31, 2020 and December 31, 2019, 83.7% and 82.5% of our revenues were derived from operations in the United States, respectively. At December 31, 2020 and December 31, 2019, 80.4% and 80.6% of our long-lived assets were located in the United States, respectively.
We report our consolidated operations in U.S. dollars. Amounts are reported in millions, unless otherwise noted. Percentages may not recompute due to rounding, and percentage changes that are not meaningful are presented as "NM." Constant currency disclosures throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are non-GAAP measures. See "—Key Business Metrics Evaluated by Management—Constant Dollar Currency" below for further discussion of constant currency disclosures. We manage our business within four reportable segments, see Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 19 to our Consolidated Financial Statements."
Overview of the Impact of the COVID-19 Pandemic
The COVID-19 pandemic and its consequences have significantly reduced global travel and demand for hotel rooms and have had a material detrimental impact on global commercial activity across the travel, lodging, and hospitality industries, all of which has had, and is expected to continue to have, a material impact on our business, results of operations, cash flows, and financial condition.
We do not expect a material improvement in results until business traveler and consumer confidence, with respect to the risks associated with the COVID-19 pandemic, improves and various governmental and corporate restrictions on travel and freedom of movement, as well as social distancing and other precautionary requirements, are lifted. As such, we have suspended operations at certain hotels experiencing low levels of occupancy for different lengths of time across our portfolio. As restrictions are lifted, we have been able to reopen hotels where operations were previously suspended, but as cases of the COVID-19 pandemic increase, restrictions have been re-established in certain markets, which have created, and may continue to create, demand volatility and result in the subsequent re-suspension of operations at certain hotels. Even once all restrictions have been lifted and the pandemic subsides, there remains considerable uncertainty as to the pace of recovery of demand for lodging and travel-related experiences.
We are monitoring guidance from international and domestic authorities, including federal, state, and local public health authorities, and we may be required or elect to take additional actions based on their recommendations. Under these circumstances, there may be developments that require us to further adapt our operations.
Across our portfolio of properties, we have experienced significant disruption during the year, with intermittent recovery within certain markets, and we expect varied levels of recovery to continue throughout 2021. The pace of recovery is difficult to predict at this time and is highly dependent on a variety of factors including group business and corporate travel demand, consumer confidence regarding the safety of travel, and the global economic impact resulting from the COVID-19 pandemic or any resurgence.
At our full service hotels in the Americas, including owned and leased hotels, we have seen significant group cancellations concentrated in near-term booking dates, and we have started to see a meaningful increase in cancellations for 2021, primarily for the first half of the year. As long as the COVID-19 pandemic, and any resurgence or variant, is ongoing and travel restrictions remain in place, we anticipate cancellation activity may continue to negatively impact our business, especially for larger corporate meetings. While we continue to see long-term group bookings production, booking volumes for dates into 2021 and beyond have been uneven and significantly lower than pre-COVID-19 pandemic levels.
Key Business Metrics Evaluated by Management
Revenues
We primarily derive our revenues from owned and leased hotel operations, management of hotels, and licensing of our portfolio of brands to franchisees. Management uses revenues to assess the overall performance of our business and to analyze trends such as consumer demand, brand preference, and competition. For a detailed discussion of our primary revenue sources, see "—Principal Factors Affecting Our Results of Operations—Revenues."
Net Income (Loss) Attributable to Hyatt Hotels Corporation
Net income (loss) attributable to Hyatt Hotels Corporation represents the total earnings or profits generated by our business or total loss incurred. Management uses net income (loss) to analyze the performance of our business on a consolidated basis.
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
•interest expense;
•benefit (provision) for income taxes;
•depreciation and amortization;
•amortization of management and franchise agreement assets and performance cure payments, which constitute payments to customers ("Contra revenue");
•revenues for the reimbursement of costs incurred on behalf of managed and franchised properties;
•costs incurred on behalf of managed and franchised properties that we intend to recover over the long term;
•equity earnings (losses) from unconsolidated hospitality ventures;
•stock-based compensation expense;
•gains (losses) on sales of real estate and other;
•asset impairments; and
•other income (loss), net
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
We believe Adjusted EBITDA is useful to investors because it provides investors the same information that we use internally for purposes of assessing our operating performance and making compensation decisions and facilitates our comparison of results with results from other companies within our industry.
Adjusted EBITDA excludes certain items that can vary widely across different industries and among companies within the same industry. For instance, interest expense and benefit (provision) for income taxes are dependent upon company specifics, including capital structure, credit ratings, tax policies, and jurisdictions in which they operate, and therefore, can vary significantly across companies. Depreciation and amortization are dependent on company policies including how the assets are utilized as well as the lives assigned to the assets, and Contra revenue is dependent on company policies and strategic decisions regarding payments to hotel owners. We exclude revenues for the reimbursement of costs and costs incurred on behalf of managed and franchised properties which relate to the reimbursement of payroll costs and for system-wide services and programs that we operate for the benefit of our hotel owners as contractually we do not provide services or operate the related programs to generate a profit over the terms of the respective contracts. Over the long term, these programs and services are not designed to impact our economics, either positively or negatively. Therefore, we exclude the net impact when evaluating period-over-period changes in our operating results. Adjusted EBITDA includes costs incurred on behalf of our managed and franchised properties related to system-wide services and programs that we do not intend to recover from hotel owners. We exclude stock-based compensation expense to remove the variability amongst companies resulting from different compensation plans companies have adopted. Finally, we exclude other items that are not core to our operations, such as asset impairments and unrealized and realized gains and losses on marketable securities.
Adjusted EBITDA and EBITDA are not substitutes for net income (loss) attributable to Hyatt Hotels Corporation, net income (loss), or any other measure prescribed by GAAP. There are limitations to using non-GAAP measures such as Adjusted EBITDA and EBITDA. Although we believe that Adjusted EBITDA can make an evaluation of our operating performance more consistent because it removes items that do not reflect our core operations, other companies in our industry may define Adjusted EBITDA differently than we do. As a result, it may be difficult to use Adjusted EBITDA or similarly named non-GAAP measures that other companies may use to compare the performance of those companies to our performance. Because of these limitations, Adjusted EBITDA should not be considered as a measure of the income (loss) generated by our business. Our management compensates for these limitations by referencing our GAAP results and using Adjusted EBITDA supplementally. See our consolidated statements of income (loss) in our consolidated financial statements included elsewhere in this annual report.
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
RevPAR
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

Principal Factors Affecting Our Results of Operations
Our revenues, costs, and expenses are affected by a variety of factors. Revenues are principally affected by consumer demand, which is closely linked to economic conditions and is sensitive to business and personal discretionary spending levels. Expenses associated with our business, including personnel costs, interest, rent, property taxes, insurance, and utilities, are relatively fixed and may increase at a greater rate than our revenues and/or may not be able to be reduced at the same rate as declining revenues. The fixed-cost nature of these expenses limits our ability to offset reductions in revenue through cost-cutting measures, which could adversely affect our net cash flows and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth, and when demand rapidly and significantly decreases, as we experienced with the onset of the COVID-19 pandemic. See Part I, Item 1A, "Risk Factors—Risks Related to the Hospitality Industry," "Risk Factors—Risks Related to Our Business," and "Risk Factors—Risks Related to the COVID-19 Pandemic."
Revenues
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
Other revenues.    Represents revenues primarily related to our residential management operations for our condominium ownership units, co-branded credit card program, and the Exhale spa and fitness business, which was sold during the year ended December 31, 2020.
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.    Represents revenues for the reimbursement of costs incurred on behalf of third-party owners and franchisees. These reimbursed costs relate primarily to payroll at managed properties where we are the employer, as well as system-wide services and the loyalty program operated on behalf of owners. We recognize these revenues in "Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties" and the corresponding costs in "Costs incurred on behalf of managed and franchised properties" in our consolidated statements of income (loss).
Intersegment eliminations.    Represents management fee revenues and expenses related to our owned and leased hotels and promotional award redemption revenues and expenses related to our co-branded credit card program at our owned and leased hotels, which are eliminated in consolidation.

RevPAR Statistics

(Comparable locations)		RevPAR
		Year Ended December 31,
	Number of comparable hotels (1)	2020	vs. 2019 (in constant $)
System-wide hotels	806	$46	(65.4)%
Owned and leased hotels	36	49	(72.2)%
Americas full service hotels	208	45	(71.3)%
Americas select service hotels	381	46	(55.9)%
ASPAC full service hotels	97	58	(59.5)%
ASPAC select service hotels	20	32	(40.7)%
EAME/SW Asia full service hotels	84	41	(68.1)%
EAME/SW Asia select service hotels	16	26	(58.0)%
(1) The number of comparable hotels presented above includes owned and leased hotels and hotels that have temporarily suspended operations due to the COVID-19 pandemic.
System-wide RevPAR decreased 65.4% during 2020, compared to 2019, driven by the impact of the COVID-19 pandemic on group and transient demand worldwide beginning in early 2020. Our hotel operations were suspended at various points throughout the year, with operations suspended at 25% of our system-wide hotels at March 31, 2020. During the latter half of the year, hotels across the portfolio resumed operations, and at December 31, 2020, 94% of our hotel portfolio was open. See "—Segment Results" for detailed discussion of RevPAR by segment.
As various parts of the world are experiencing a resurgence in positive COVID-19 cases and travel restrictions are evolving, there continues to be uncertainty surrounding the profile and pace of recovery. It is our expectation that business transient and group business could continue to be muted and may gradually improve beginning in the second half of 2021, and that leisure transient demand could sustain levels experienced in the third and fourth quarter of 2020 and gradually improve.
Competition.    The hospitality industry is highly competitive. Increased supply can put significant pressure on ADR at our properties as well as those of our competitors. Increasingly, we also face competition from new channels of distribution in the travel industry, including large companies that offer travel services as part of their business model and peer-to-peer inventory sources, as well as industry consolidation. We believe our brand strength and ability to manage our operations in an efficient manner will help us to continue competing successfully within the hospitality industry.
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
Depreciation and amortization expenses.    These are non-cash expenses that primarily consist of depreciation of fixed assets such as buildings, furniture, fixtures, and equipment at our consolidated owned and leased hotels. Amortization expenses primarily consists of amortization of management and franchise agreement intangibles. Changes in depreciation and amortization expenses may be driven by renovations of existing properties, acquisition or development of new properties and/or businesses, or the disposition of existing properties through sale or closure.
Other direct costs.    Represents expenses primarily related to our residential management operations for our condominium ownership units, co-branded credit card program, and the Exhale spa and fitness business, which was sold during the year ended December 31, 2020.
Selling, general, and administrative expenses.    Consists primarily of compensation expenses, including deferred compensation plans for certain employees that are funded through contributions to rabbi trusts, for our corporate staff and personnel supporting our business segments (including regional offices that support our management and franchising segments), professional fees (including consulting, audit, and legal fees), travel and entertainment expenses, sales and marketing expenses, bad debt expenses, and office administrative and related expenses, including rent expenses.
Costs incurred on behalf of managed and franchised properties.    Represents costs incurred on behalf of third-party owners and franchisees. These reimbursed costs relate primarily to payroll at managed properties where we are the employer, as well as system-wide services and the loyalty program operated on behalf of owners.
Other Items
Asset impairments
We hold significant amounts of goodwill, intangible assets, property and equipment, operating lease right-of-use ("ROU") assets, and investments. We evaluate these assets on a quarterly basis for impairment as further discussed in "—Critical Accounting Policies and Estimates." These evaluations have, in the past, resulted in impairment charges for certain of these assets based on the specific facts and circumstances surrounding those assets. We may be required to take additional impairment charges to reflect further declines in our asset and/or investment values.
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

In 2020, we entered into the following key transactions:
•sold the shares of the entities which own Hyatt Regency Baku for approximately $11 million, net of $4 million of cash disposed, closing costs, and proration adjustments, and entered into a long-term management agreement for the property upon sale;
•sold the shares of the entity which owns the Exhale spa and fitness business for a nominal amount; and
•sold a 58% ownership interest in certain of our subsidiaries that developed Hyatt Centric City Center Philadelphia and adjacent parking and retail space for $72 million and recorded our 42% ownership interest as an equity method investment.
In 2019, we entered into the following key transactions:
•sold the shares of the entity which owns Grand Hyatt Seoul and adjacent land for approximately $481 million and entered into a long-term management agreement for the property upon sale;
•sold Hyatt Regency Atlanta for approximately $355 million and entered into a long-term management agreement for the property upon sale; and
•sold the property adjacent to Grand Hyatt San Francisco and assigned the related Apple store lease for approximately $120 million.
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 7 to our Consolidated Financial Statements" for further discussion on these key transactions.
Effect of foreign currency exchange rate fluctuations
A significant portion of our operations are conducted in functional currencies other than our reporting currency, which is the U.S. dollar. As a result, we are required to translate those results from the functional currency into U.S. dollars at market based average exchange rates during the period reported. When comparing our results of operations between periods, there may be material portions of the changes in our revenues or expenses that are derived from fluctuations in exchange rates experienced between those periods. See Part I, Item 1A, "Risk Factors—Risks Related to the Hospitality Industry—Because we derive a portion of our revenues from operations outside the United States, the risks of doing business internationally, or in a particular country or region, could lower our revenues, increase our costs, reduce our profits, or disrupt our business."

Results of Operations
Years Ended December 31, 2020 and December 31, 2019
Discussion on Consolidated Results
For additional information regarding our consolidated results, refer to our consolidated statements of income (loss) included in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Consolidated Financial Statements." Consolidated results were impacted significantly by the COVID-19 pandemic during the year ended December 31, 2020 compared to the year ended December 31, 2019. See "—Segment Results" for further discussion.
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
Owned and leased hotels revenues.

	Year Ended December 31,
	2020	2019	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$499	$1,664	$(1,165)	(70.0)%	$(2)
Non-comparable owned and leased hotels revenues	14	184	(170)	(92.2)%	(1)
Total owned and leased hotels revenues	$513	$1,848	$(1,335)	(72.2)%	$(3)
Owned and leased hotels revenues decreased during the year ended December 31, 2020, compared to the year ended December 31, 2019, driven by decreased demand and suspended hotel operations at a number of hotels for varying lengths of time during the year due to the COVID-19 pandemic. For the same period, non-comparable owned and leased hotels revenues primarily decreased due to dispositions. See "—Segment Results" for further discussion.
Management, franchise, and other fees revenues.

	Year Ended December 31,
	2020	2019	Better / (Worse)
Base management fees	$96	$260	$(164)	(63.2)%
Incentive management fees	22	151	(129)	(85.0)%
Franchise fees	63	141	(78)	(55.4)%
Management and franchise fees	181	552	(371)	(67.2)%
Other fees revenues	58	56	2	2.8%
Management, franchise, and other fees	$239	$608	$(369)	(60.7)%

	Year Ended December 31,
	2020	2019	Better / (Worse)
Management, franchise, and other fees	$239	$608	$(369)	(60.7)%
Contra revenue	(30)	(22)	(8)	(35.6)%
Net management, franchise, and other fees	$209	$586	$(377)	(64.3)%
The decrease in management and franchise fees for the year ended December 31, 2020, compared to the same period in 2019, was primarily driven by decreased demand and suspended hotel operations at a number of hotels for varying lengths of time during the year as a result of the COVID-19 pandemic. The increase in Contra revenue for the year ended December 31, 2020, compared to the same period in 2019, was primarily driven by amortization of management and franchise assets related to newly opened properties and a performance cure payment. See "—Segment Results" for further discussion.
Other revenues.   Other revenues decreased $67 million during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily driven by the impact of the COVID-19 pandemic on our residential management and Exhale spa and fitness operations.

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Year Ended December 31,
	2020	2019	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$1,286	$2,461	$(1,175)	(47.8)%
Less: rabbi trust impact	(28)	(26)	(2)	(5.1)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$1,258	$2,435	$(1,177)	(48.3)%
Excluding the impact of rabbi trust, revenues for the reimbursement of costs incurred on behalf of managed and franchised properties decreased during the year ended December 31, 2020, compared to the year ended December 31, 2019, driven by the impact of the COVID-19 pandemic and the associated suspension of hotel operations at a number of hotels for varying lengths of time during the year as well as cost containment initiatives in 2020, both of which led to lower reimbursements for payroll and related costs and expenses related to system-wide services provided to managed and franchised properties.
Owned and leased hotels expenses.

	Year Ended December 31,
	2020	2019	Better / (Worse)
Comparable owned and leased hotels expenses	$597	$1,271	$674	53.0%
Non-comparable owned and leased hotels expenses	22	144	122	84.6%
Rabbi trust impact	8	9	1	11.6%
Total owned and leased hotels expenses	$627	$1,424	$797	56.0%
The decrease in owned and leased hotels expenses, which included a $4 million net favorable currency impact, during the year ended December 31, 2020, compared to the year ended December 31, 2019, was primarily driven by the aforementioned decreased demand and suspension of hotel operations at a number of hotels for varying lengths of time during the year. For the same period, non-comparable owned and leased hotels expenses decreased primarily due to dispositions in 2019. See "—Segment Results" for further discussion.
Depreciation and amortization expenses.    Depreciation and amortization expenses decreased $19 million during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily driven by dispositions in 2019.
Other direct costs.    Other direct costs decreased $68 million during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily driven by the impact of the COVID-19 pandemic on our residential management and Exhale spa and fitness operations as well as decreases related to our co-branded credit card program from lower point transfers.
Selling, general, and administrative expenses.

	Year Ended December 31,
	2020	2019	Change
Selling, general, and administrative expenses	$321	$417	$(96)	(22.9)%
Less: rabbi trust impact	(52)	(53)	1	2.0%
Less: stock-based compensation expense	(24)	(35)	11	31.6%
Adjusted selling, general, and administrative expenses	$245	$329	$(84)	(25.4)%
See "—Key Business Metrics Evaluated by Management" for further discussion of Adjusted selling, general, and administrative expenses.
Selling, general, and administrative expenses decreased during the year ended December 31, 2020, compared to the same period in the prior year, primarily due to significant decreases in expenses as a result of cost containment initiatives in 2020, primarily payroll and related costs, and $22 million of integration-related costs incurred in 2019 associated with the acquisition of Two Roads. This decrease is partially offset by $33 million of bad debt expense recognized during the year ended December 31, 2020, which is an increase of $28 million compared to the year ended December 31, 2019.

Costs incurred on behalf of managed and franchised properties.

	Year Ended December 31,
	2020	2019	Change
Costs incurred on behalf of managed and franchised properties	$1,375	$2,520	$(1,145)	(45.4)%
Less: rabbi trust impact	(28)	(26)	(2)	(5.1)%
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$1,347	$2,494	$(1,147)	(46.0)%
Costs incurred on behalf of managed and franchised properties decreased during the year ended December 31, 2020, compared to the year ended December 31, 2019, driven by the impact of the COVID-19 pandemic and the associated suspension of hotel operations at a number of hotels for varying lengths of time during the year as well as cost containment initiatives in 2020, both of which led to lower payroll and related costs and expenses related to system-wide services provided to managed and franchised properties.
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Year Ended December 31,
	2020	2019	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$52	$53	$(1)	(2.0)%
Rabbi trust impact allocated to owned and leased hotels expenses	8	9	(1)	(11.6)%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$60	$62	$(2)	(3.4)%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts decreased during the year ended December 31, 2020, compared to the year ended December 31, 2019, driven by the performance of the underlying invested assets.
Equity earnings (losses) from unconsolidated hospitality ventures.

	Year Ended December 31,
	2020	2019	Better / (Worse)
Hyatt's share of unconsolidated hospitality ventures net losses excluding foreign currency	$(57)	$(22)	$(35)
Hyatt's share of unconsolidated hospitality ventures foreign currency net losses (1)	(20)	(3)	(17)
Net gains from sales activity related to unconsolidated hospitality ventures (Note 4)	—	8	(8)
Impairment charges related to investments in unconsolidated hospitality ventures (Note 4)	(1)	(7)	6
Other	8	14	(6)
Equity losses from unconsolidated hospitality ventures	$(70)	$(10)	$(60)
(1) Foreign currency impact is driven by one of our unconsolidated hospitality ventures which holds loans denominated in a currency other than its functional currency.
The increase in Hyatt's share of unconsolidated hospitality ventures net losses, excluding foreign currency during the year ended December 31, 2020, compared to the year ended December 31, 2019 was primarily driven by the impact of the COVID-19 pandemic and the associated suspension of hotel operations at a number of hotels for varying lengths of time during the year.
Interest expense.    Interest expense increased $53 million during the year ended December 31, 2020, compared to the year ended December 31, 2019, driven by the issuances of the 2022 Notes, the 2025 Notes, and the 2030 Notes during the current year and issuance costs related to the bridge credit facility executed and terminated during 2020. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to the Consolidated Financial Statements" for additional information.
Gains (losses) on sales of real estate and other.   During the year ended December 31, 2020, we recognized a $30 million pre-tax loss, which included the reclassification of $24 million of currency translation losses from accumulated other comprehensive loss, related to the sale of our shares of the entities which own Hyatt Regency Baku, an $11 million pre-tax loss related to the sale of our shares of the entity which owns the Exhale spa and fitness business, and a $3 million pre-tax loss related to the sale of land and construction in progress. The losses were partially offset by a $4 million pre-tax gain related to an unrelated third-party's investment in certain of our subsidiaries that developed Hyatt Centric City Center Philadelphia and adjacent parking and retail space and a $4 million pre-tax gain for the sale of a commercial building in Omaha, Nebraska.
During the year ended December 31, 2019, we recognized a $349 million pre-tax gain related to the sale of our shares of the entity which owns Grand Hyatt Seoul and adjacent land, a $272 million pre-tax gain related to the sale of Hyatt Regency Atlanta, and a $101 million pre-tax gain related to the sale of the property adjacent to Grand Hyatt San Francisco and assignment of the Apple store lease.
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 7 to the Consolidated Financial Statements" for additional information.
Asset impairments.   During the year ended December 31, 2020, we recognized $38 million of goodwill impairment charges and $24 million of impairment charges related to property and equipment, operating lease ROU assets, and intangible assets.
During the year ended December 31, 2019, we recognized $18 million of asset impairment charges related to intangible assets, primarily as a result of contract terminations.
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 9 to the Consolidated Financial Statements" for additional information.
Other income (loss), net.    Other income (loss), net decreased $219 million from income of $127 million for the year ended December 31, 2019 to a loss of $92 million for the year ended December 31, 2020. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 21 to the Consolidated Financial Statements" for additional information.
Benefit (provision) for income taxes.

	Year Ended December 31,
	2020	2019	Better / (Worse)
Income (loss) before income taxes	$(960)	$1,006	$(1,966)
Benefit (provision) for income taxes	257	(240)	497
Effective tax rate	26.8%	23.9%	(2.9)%

The income tax benefit for the year ended December 31, 2020 is primarily due to net losses before income taxes. The increase in the effective income tax rate for the year ended December 31, 2020, compared to the year ended December 31, 2019, is primarily due to U.S. net operating losses that will be benefited at the 35% tax rate in accordance with the terms of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 14 to our Consolidated Financial Statements" for further detail.

Segment Results
As described in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 19 to our Consolidated Financial Statements," we evaluate segment operating performance using owned and leased hotels revenues, management, franchise, and other fees revenues, and Adjusted EBITDA, and amounts for the year ended December 31, 2019 have been recast for the segment changes effective January 1, 2020.
Owned and leased hotels segment.
Revenues, comparable RevPAR, and Adjusted EBITDA decreased significantly during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily driven by the impact of the COVID-19 pandemic beginning in March 2020 at our owned and leased properties, resulting in decreased group and transient demand. At March 31, 2020, 18% of our owned and leased hotels were open, and throughout the year, operations have largely resumed across the portfolio, with 82% of our owned and leased hotels open at December 31, 2020.
Owned and leased hotels segment revenues.

	Year Ended December 31,
	2020	2019	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$511	$1,699	$(1,188)	(69.9)%	$(2)
Non-comparable owned and leased hotels revenues	14	184	(170)	(92.2)%	(1)
Total segment revenues	$525	$1,883	$(1,358)	(72.1)%	$(3)
Comparable owned and leased hotels revenues decreased for the year ended December 31, 2020, compared to the same period in the prior year, driven by the significant impacts of the COVID-19 pandemic as described above.
The decrease in non-comparable owned and leased hotels revenues for the year ended December 31, 2020, compared to the same period in the prior year, was primarily driven by the dispositions of Hyatt Regency Atlanta and Grand Hyatt Seoul in 2019.

	Year Ended December 31,
	RevPAR		Occupancy		ADR
	2020	vs. 2019 (in constant $)	2020	vs. 2019	2020	vs. 2019 (in constant $)
Comparable owned and leased hotels	$49	(72.2)%	22.9%	(52.0)% pts	$215	(8.7)%
The decline in RevPAR at our comparable owned and leased hotels during the year ended December 31, 2020, compared to the same period in 2019, was driven by the temporary suspension of operations at certain owned and leased hotels for varying lengths of time during the year as well as low demand, both due to the impact of the COVID-19 pandemic.
During the year ended December 31, 2020, we removed one property from the comparable owned and leased hotels results as the hotel was sold.
Owned and leased hotels segment Adjusted EBITDA.

	Year Ended December 31,
	2020	2019	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$(135)	$339	$(474)	(139.7)%
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA	(13)	50	(63)	(126.7)%
Segment Adjusted EBITDA	$(148)	$389	$(537)	(138.0)%
Owned and leased hotels Adjusted EBITDA.    The decrease in Adjusted EBITDA at our comparable owned and leased hotels during the year ended December 31, 2020, compared to the same period in 2019, was primarily driven by the aforementioned decreases in revenues due to the COVID-19 pandemic. Within Adjusted EBITDA, the decreases in revenues were partially offset by decreases in comparable owned and leased hotels expense during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily driven by a reduction of payroll and related costs due to the temporary suspension of hotel operations at a number of hotels for varying lengths of time during the year. Adjusted EBITDA at our non-comparable owned and leased hotels decreased $40 million during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily driven by the dispositions of Hyatt Regency Atlanta and Grand Hyatt Seoul in 2019.
Pro rata share of unconsolidated hospitality ventures Adjusted EBITDA.    Our pro rata share of Adjusted EBITDA from our unconsolidated hospitality ventures decreased during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily driven by decreased demand due to the COVID-19 pandemic.
Americas management and franchising segment.
Revenues, full service and select service RevPAR, and Adjusted EBITDA decreased significantly during the year ended December 31, 2020, compared to the year ended December 31, 2019, driven by the impact of the COVID-19 pandemic beginning in March 2020. At March 31, 2020, 51% of our Americas full service hotels and 91% of Americas select service hotels were open, and throughout the rest of the year, operations resumed across the portfolio, with 90% of our Americas full service hotels and 99% of Americas select service hotels open at December 31, 2020.
Americas management and franchising segment revenues.

	Year Ended December 31,
	2020	2019	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$152	$439	$(287)	(65.4)%
Contra revenue	(18)	(15)	(3)	(15.5)%
Other revenues	42	89	(47)	(52.5)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	1,152	2,268	(1,116)	(49.2)%
Total segment revenues	$1,328	$2,781	$(1,453)	(52.2)%
The decreases in management, franchise, and other fees and other revenues during the year ended December 31, 2020, compared to the year ended December 31, 2019, were driven by hotels with suspended operations and depressed demand due to the COVID-19 pandemic.
The decrease in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties for the year ended December 31, 2020, compared to the same period in the prior year, was driven by the impact of the COVID-19 pandemic and the associated suspension of hotel operations at a number of hotels for varying lengths of time during the year as well as cost containment initiatives in 2020, both of which led to lower reimbursements for payroll and related costs and expenses related to system-wide services provided to managed and franchised properties.

(Comparable System-wide Hotels)	Year Ended December 31,
	RevPAR		Occupancy		ADR
	2020	vs. 2019 (in constant $)	2020	vs. 2019	2020	vs. 2019 (in constant $)
Americas full service	$45	(71.3)%	24.2%	(50.2)% pts	$187	(11.7)%
Americas select service	$46	(55.9)%	41.3%	(33.7)% pts	$111	(20.0)%
The RevPAR decreases at our comparable system-wide full service and select service hotels during the year ended December 31, 2020, compared to the year ended December 31, 2019, were due to the COVID-19 pandemic.

During the year ended December 31, 2020, two properties left the chain and were removed from the comparable Americas full service system-wide hotel results, and three properties were removed from the comparable Americas select service system-wide hotel results as two properties left the chain and one property is undergoing a significant renovation.
Americas management and franchising segment Adjusted EBITDA.

	Year Ended December 31,
	2020	2019	Better / (Worse)
Segment Adjusted EBITDA	$90	$380	$(290)	(76.3)%
Adjusted EBITDA decreased during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily driven by the aforementioned decreases in revenues and by a $12 million increase in bad debt expense, partially offset by reductions in selling, general, and administrative expenses as a result of cost containment initiatives in 2020, primarily payroll and related costs.
ASPAC management and franchising segment.
Revenues, full service and select service RevPAR, and Adjusted EBITDA decreased significantly during the year ended December 31, 2020, compared to the year ended December 31, 2019, driven by the impact of the COVID-19 pandemic beginning in late January 2020. At March 31, 2020, 88% of our ASPAC full and select hotels were open. Operations have resumed across the portfolio throughout the rest of the year, with 98% of hotels in ASPAC open at December 31, 2020.
ASPAC management and franchising segment revenues.

	Year Ended December 31,
	2020	2019	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$61	$136	$(75)	(55.3)%
Contra revenue	(2)	(2)	—	(36.3)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	75	113	(38)	(32.8)%
Total segment revenues	$134	$247	$(113)	(45.7)%
Management, franchise, and other fees decreased for the year ended December 31, 2020, compared to the same period in the prior year, primarily driven by the COVID-19 pandemic.
The decrease in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during the year ended December 31, 2020, compared to the year ended December 31, 2019, was driven by lower reimbursements for expenses related to system-wide services provided to managed and franchised properties due to cost containment initiatives in 2020.

(Comparable System-wide Hotels)	Year Ended December 31,
	RevPAR		Occupancy		ADR
	2020	vs. 2019 (in constant $)	2020	vs. 2019	2020	vs. 2019 (in constant $)
ASPAC full service	$58	(59.5)%	37.3%	(35.5)% pts	$155	(20.8)%
ASPAC select service	$32	(40.7)%	45.8%	(19.9)% pts	$69	(15.0)%
Comparable system-wide hotels RevPAR decreased for year ended December 31, 2020, compared to the same period in the prior year, driven by decreased inbound travel and low transient demand as a result of the COVID-19 pandemic.
During the year ended December 31, 2020, one property left the chain and was removed from the comparable ASPAC select service system-wide hotel results, and four properties were removed from the comparable ASPAC full service system-wide hotel results, as three properties left the chain and one property experienced a seasonal closure.
ASPAC management and franchising segment Adjusted EBITDA.

	Year Ended December 31,
	2020	2019	Better / (Worse)
Segment Adjusted EBITDA	$24	$87	$(63)	(72.4)%
The decrease in Adjusted EBITDA was primarily driven by the aforementioned decrease in revenues during the year ended December 31, 2020, compared to the same period in the prior year, partially offset by a reduction in expenses as a result of cost containment initiatives in 2020, primarily payroll and related costs.
EAME/SW Asia management and franchising segment.
Revenues, full service and select service RevPAR, and Adjusted EBITDA decreased significantly during the year ended December 31, 2020, compared to the year ended December 31, 2019, driven by the impact of the COVID-19 pandemic beginning in March 2020. At March 31, 2020, 52% of our EAME/SW Asia full and select service hotels were open. Operations have resumed across the portfolio throughout the rest of the year, with 84% of hotels in EAME/SW Asia open at December 31, 2020.

EAME/SW Asia management and franchising segment revenues.

	Year Ended December 31,
	2020	2019	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$23	$83	$(60)	(72.2)%
Contra revenue	(10)	(5)	(5)	(91.0)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	55	74	(19)	(26.3)%
Total segment revenues	$68	$152	$(84)	(55.6)%
The decrease in management, franchise, and other fees during the year ended December 31, 2020, compared to the year ended December 31, 2019, was driven by the COVID-19 pandemic.
The increase in Contra revenue during the year ended December 31, 2020, compared to the year ended December 31, 2019, was primarily driven by a performance cure payment.
The decrease in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during year ended December 31, 2020, compared to the year ended December 31, 2019, was driven by lower reimbursements for expenses related to system-wide services provided to managed and franchised properties due to cost containment initiatives in 2020.

(Comparable System-wide Hotels)	Year Ended December 31,
	RevPAR		Occupancy		ADR
	2020	vs. 2019 (in constant $)	2020	vs. 2019	2020	vs. 2019 (in constant $)
EAME/SW Asia full service	$41	(68.1)%	25.7%	(42.9)% pts	$160	(14.9)%
EAME/SW Asia select service	$26	(58.0)%	33.9%	(39.0)% pts	$78	(9.7)%
Comparable system-wide hotels RevPAR decreased during the year ended December 31, 2020, compared to the year ended December 31, 2019, due to the COVID-19 pandemic.
During the year ended December 31, 2020, three properties that left the chain were removed from the comparable EAME/SW Asia full service system-wide hotel results, and no properties were removed from the comparable EAME/SW Asia select service system-wide hotel results.
EAME/SW Asia management and franchising segment Adjusted EBITDA.

	Year Ended December 31,
	2020	2019	Better / (Worse)
Segment Adjusted EBITDA	$(15)	$49	$(64)	(130.9)%
The decrease in Adjusted EBITDA during the year ended December 31, 2020, compared to the year ended December 31, 2019, was primarily driven by the aforementioned decrease in revenues and an increase in selling, general, and administrative expenses driven by a $15 million increase in bad debt expense, partially offset by reductions in expenses as a result of cost containment initiatives in 2020, primarily payroll and related costs.
Corporate and other.

	Year Ended December 31,
	2020	2019	Better / (Worse)
Revenues	$34	$61	$(27)	(44.5)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$4	$6	$(2)	(40.8)%
Adjusted EBITDA	$(130)	$(152)	$22	14.9%
Revenues decreased during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily driven by decreases in Exhale spa and fitness operations impacted by the COVID-19 pandemic as well as decreases in revenue from point transfers related to our co-branded credit card program.

Adjusted EBITDA increased during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to reductions in expenses as a result of cost containment initiatives in 2020, primarily payroll and related costs, reductions in other direct costs at our Exhale spa and fitness operations due to the impact of the COVID-19 pandemic as well as decreased expenses related to our co-branded credit card program driven by lower point transfers, and integration-related costs incurred in 2019 associated with the acquisition of Two Roads. During the year ended December 31, 2020, Adjusted EBITDA was negatively impacted by $45 million of costs incurred on behalf of managed and franchised properties that we do not intend to recover from hotel owners. The costs were associated with providing necessary system-wide services and programs, and during the year, we continued to provide these services despite the reduction in revenues for the reimbursement of these costs due to declines in hotel operations as a result of the COVID-19 pandemic.
Non-GAAP Measure Reconciliation
The table below provides a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA:

	Year Ended December 31,
	2020	2019	Change
Net income (loss) attributable to Hyatt Hotels Corporation	$(703)	$766	$(1,469)	(191.7)%
Interest expense	128	75	53	70.8%
(Benefit) provision for income taxes	(257)	240	(497)	(207.4)%
Depreciation and amortization	310	329	(19)	(5.7)%
EBITDA	(522)	1,410	(1,932)	(137.0)%
Contra revenue	30	22	8	35.6%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(1,286)	(2,461)	1,175	47.8%
Costs incurred on behalf of managed and franchised properties	1,375	2,520	(1,145)	(45.4)%
Costs incurred on behalf of managed and franchised properties that we do not intend to recover from hotel owners	(45)	—	(45)	NM
Equity losses from unconsolidated hospitality ventures	70	10	60	581.9%
Stock-based compensation expense	24	35	(11)	(31.6)%
(Gains) losses on sales of real estate and other	36	(723)	759	105.0%
Asset impairments	62	18	44	232.4%
Other (income) loss, net	92	(127)	219	172.8%
Pro rata share of unconsolidated owned and leased hospitality ventures Adjusted EBITDA	(13)	50	(63)	(126.7)%
Adjusted EBITDA	$(177)	$754	$(931)	(123.5)%
Inflation
We do not believe inflation had a material effect on our business in 2020 or 2019.
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

The COVID-19 pandemic and related travel restrictions and other containment efforts have had a significant impact on the travel and lodging and hospitality industries and, as a result, on our business, results of operations, cash flows, and financial condition. Given the uncertainty and dynamic nature of the situation, we cannot currently estimate the ultimate financial impact of the COVID-19 pandemic on our business and have therefore taken significant actions to manage operating expenses and cash flows consistent with business needs and demand levels. Those actions include the reduction of (i) capital expenditures; (ii) selling, general, and administrative expenses, including permanent reductions in staffing levels; (iii) a significant portion of owned and leased hotels expenses; and (iv) costs incurred on behalf of our third-party owners and franchisees. We also suspended our quarterly dividend and all share repurchases.
On August 26, 2020, we issued the 2022 Notes and on April 21, 2020, we entered into the Revolver Amendment and issued the 2025 Notes and the 2030 Notes. See our Current Reports on Form 8-K filed with the SEC on September 1, 2020, April 21, 2020, and April 24, 2020, respectively, all of which are incorporated in this annual report by reference, for more information related to our revolving credit facility amendment and notes offerings. Based on these actions, we believe that our cash position, short-term investments, and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives for the foreseeable future.
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
Recent Transactions Affecting Our Liquidity and Capital Resources
During the years ended December 31, 2020 and December 31, 2019, various transactions impacted our liquidity. See "—Sources and Uses of Cash."
Sources and Uses of Cash

	Year Ended December 31,
	2020	2019
Cash provided by (used in):
Operating activities	$(611)	$396
Investing activities	(736)	585
Financing activities	1,525	(541)
Effect of exchange rate changes on cash	(4)	1
Net increase in cash, cash equivalents, and restricted cash	$174	$441
Cash Flows from Operating Activities
Cash provided by (used in) operating activities decreased $1,007 million in the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily due to a decline in performance across the portfolio as results were negatively impacted by the COVID-19 pandemic and the $61 million settlement of our interest rate locks upon issuance of the 2030 Notes. This decrease was partially offset by decreased tax payments in 2020.
Cash Flows from Investing Activities
2020 Activity:
•We invested $601 million in net purchases of marketable securities and short-term investments.
•We invested $122 million in capital expenditures (see "—Capital Expenditures").
•We invested $65 million in unconsolidated hospitality ventures.
•We issued $32 million of financing receivables.
•We received $72 million of proceeds related to the disposition of 58% ownership interest in certain subsidiaries that developed Hyatt Centric City Center Philadelphia and adjacent parking and retail space.

•We sold the shares of the entities which own Hyatt Regency Baku for approximately $11 million, net of $4 million of cash disposed, closing costs, and proration adjustments.
•We received $6 million of proceeds, net of closing costs and proration adjustments, from the sale of a commercial building in Omaha, Nebraska.
2019 Activity:
•We sold the shares of the entity which owns Grand Hyatt Seoul and adjacent land to an unrelated third party for approximately $467 million, net of closing costs and proration adjustments.
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
•We collected $46 million of unsecured financing receivables related to the Hyatt Regency Mexico City transaction.
•We received $25 million of proceeds from sales activity related to certain equity method investments.
•We sold our contractual right to purchase Hyatt Regency Portland at the Oregon Convention Center to an unrelated third party for approximately $21 million, net of closing costs.
•We invested $369 million in capital expenditures (see "—Capital Expenditures").
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
2020 Activity:
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
•We borrowed and repaid $400 million on our revolving credit facility.
2019 Activity:
•We repurchased 5,621,281 shares of Class A and Class B common stock for an aggregate purchase price of $421 million.
•We paid four quarterly $0.19 per share cash dividends on Class A and Class B common stock totaling $80 million.
•We paid $24 million of contingent consideration as a result of the acquisition of Two Roads.
•We borrowed and repaid $400 million on our revolving credit facility.

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

	December 31, 2020	December 31, 2019
Consolidated debt (1)	$3,244	$1,623
Stockholders' equity	3,211	3,962
Total capital	6,455	5,585
Total debt to total capital	50.3%	29.1%
Consolidated debt (1)	3,244	1,623
Less: Cash and cash equivalents and short-term investments	(1,882)	(961)
Net consolidated debt	$1,362	$662
Net debt to total capital	21.1%	11.9%

(1) Excludes approximately $671 million and $572 million of our share of indebtedness of our unconsolidated hospitality ventures accounted for under the equity method at December 31, 2020 and December 31, 2019, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements.
Capital Expenditures
We routinely make capital expenditures to enhance our business. We classify our capital expenditures into maintenance and technology, enhancements to existing properties, and investment in new properties under development or recently opened. We have been, and will continue to be, disciplined with respect to our capital spending, taking into account our cash flow from operations.

	Year Ended December 31,
	2020	2019
Enhancements to existing properties	$60	$137
Investment in new properties under development or recently opened	36	139
Maintenance and technology	26	93
Total capital expenditures	$122	$369
In response to the COVID-19 pandemic and its impact to our business, we have taken actions to reduce capital expenditures in 2020. We expect to maintain conservative levels of capital expenditures during 2021 due to a continuation of demand pressure resulting from the COVID-19 pandemic. The decrease in enhancements to existing properties is driven by a decrease in discretionary hotel renovations in 2020 as well as significant renovations completed in 2019 for a property in Phoenix and Grand Hyatt Seoul, which was sold during the year ended December 31, 2019. The decrease in investment in new properties under development or recently opened is primarily driven by a decrease in renovation spend at two Miraval properties and the development of Hyatt Centric City Center Philadelphia and adjacent parking and retail space in 2019 that converted to an equity method investment in 2020. The decrease in maintenance and technology expenditures is driven by decreased spending spread across the owned and leased hotels portfolio.

Senior Notes
The table below sets forth the outstanding principal balance of our various series of senior unsecured notes (collectively, the "Senior Notes") at December 31, 2020, as described in Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements." Interest on the Senior Notes is payable semi-annually or quarterly.

Principal amount
$250 million senior unsecured notes maturing in 2021—5.375%	$250
$750 million senior unsecured notes maturing in 2022—three-month LIBOR plus 3.000%	750
$350 million senior unsecured notes maturing in 2023—3.375%	350
$450 million senior unsecured notes maturing in 2025—5.375%	450
$400 million senior unsecured notes maturing in 2026—4.850%	400
$400 million senior unsecured notes maturing in 2028—4.375%	400
$450 million senior unsecured notes maturing in 2030—5.750%	450
Total Senior Notes	$3,050
In the indenture that governs the Senior Notes, we agreed not to:
•create any liens on our principal properties, or on the capital stock or debt of our subsidiaries that own or lease principal properties, to secure debt without also effectively providing that the Senior Notes are secured equally and ratably with such debt for so long as such debt is so secured; or
•enter into any sale and leaseback transactions with respect to our principal properties.
These limitations are subject to significant exceptions.
The indenture also limits our ability to enter into mergers or consolidations or transfer all or substantially all of our assets unless certain conditions are satisfied.
If a change of control triggering event occurs, as defined in the indenture governing the Senior Notes, we will be required to offer to purchase the Senior Notes at a price equal to 101% of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase. With the exception of the 2022 Notes, we may also redeem some or all of the Senior Notes at any time prior to their maturity at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption plus a make-whole amount. The amount of any make-whole payment depends, in part, on the yield of U.S. Treasury securities with a comparable maturity to the Senior Notes at the date of redemption. The 2022 Notes will not be redeemable at our option at any time before the first anniversary of the issue date of the notes. At any time on or after the first anniversary of the issue date of the 2022 Notes, we may redeem some or all of the notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest.
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at December 31, 2020.
On August 26, 2020, we issued the 2022 Notes. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements" and our Current Report on Form 8-K filed with the SEC on September 1, 2020, which is incorporated in this annual report by reference, for more information related to the 2022 Notes.
On April 21, 2020, we issued the 2025 Notes and the 2030 Notes. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements" and our Current Report on Form 8-K filed with the SEC on April 24, 2020, which is incorporated in this annual report by reference, for more information related to the 2025 Notes and 2030 Notes.
Revolving Credit Facility
On April 21, 2020, we entered into the Revolver Amendment. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements" and our Current Report on Form 8-K filed with the SEC on April 21, 2020, which is incorporated in this annual report by reference, for more information related to the Revolver Amendment. Terms of the Revolver Amendment include, but are not limited to, waivers on certain covenants and modifications to negative covenants and other terms, including the interest rate. The terms of the Revolver Amendment also restrict our ability to repurchase shares and pay dividends through the first quarter of 2021.

The revolving credit facility is intended to provide financing for working capital and general corporate purposes, including commercial paper backup and permitted investments and acquisitions. At December 31, 2020 and December 31, 2019, we had no balance outstanding. We had $1 million outstanding undrawn letters of credit issued under our revolving credit facility (and reduced availability thereunder) at both December 31, 2020 and December 31, 2019. At December 31, 2020, we had available borrowing capacity of $1,499 million under our revolving credit facility, net of outstanding undrawn letters of credit. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to our Consolidated Financial Statements."
All of our borrowings under our revolving credit facility are guaranteed by substantially all of our material domestic subsidiaries, as defined in the revolving credit facility. All guarantees are guarantees of payment and performance and not of collection. Hotel Investors I, Inc., a wholly owned subsidiary, is an additional borrower under our revolving credit facility.
Interest rates on outstanding borrowings are either LIBOR-based or based on an alternate base rate, with margins in each case based on our credit rating or, in certain circumstances, our credit rating and leverage ratio. Interest rates under our revolving credit facility are subject to a LIBOR floor of 0.750%.
Borrowings under our revolving credit facility bear interest, at our option, at either one, two, three, or six month LIBOR (subject to the LIBOR floor) plus a margin of 1.550% per annum (plus any mandatory costs, if applicable) or the alternative base rate plus a margin of 0.550% per annum, in each case depending on our credit rating by either S&P or Moody's or, in certain circumstances, our credit rating and leverage ratio. At December 31, 2020, the interest rate for a one month LIBOR borrowing under our revolving credit facility would have been 2.300%, or LIBOR of 0.144% (but subject to a LIBOR floor of 0.750%) plus the margin. Borrowings under our swingline subfacility will bear interest at a per annum rate equal to the alternate base rate plus the applicable percentage for revolving loans that are alternate base rate loans. We are also required to pay letter of credit fees with respect to each letter of credit equal to the applicable margin for LIBOR on the face amount of each letter of credit. In addition, we must pay a fronting fee to the issuer of each letter of credit of 0.10% per annum on the face amount of such letter of credit.
The revolving credit facility also provides for a facility fee of 0.200% of the total commitment of the lenders under the revolving credit facility (depending on our credit rating by either S&P or Moody's). The facility fee is charged regardless of the level of borrowings.
In the event we no longer have a credit rating from either S&P or Moody's or our rating falls below BBB- or Baa3, with respect to borrowings under our revolving credit facility (a) such borrowings will bear interest at LIBOR (subject to the LIBOR floor) plus 2.000% per annum or the alternative base rate referenced above at 1.000% total per annum, in each case, depending on our leverage ratio and (b) the facility fee will be 0.250%.
Our revolving credit facility contains a number of affirmative and restrictive covenants including limitations on the ability to place liens on our direct or indirect subsidiaries' assets; to merge, consolidate, and dissolve; to sell assets; to engage in transactions with affiliates; to change our or our direct or indirect subsidiaries' fiscal year or organizational documents; and to make investments and restricted payments.
The revolving credit facility contains certain covenants, including financial covenants that limit our maximum leverage (consisting of the ratio of Consolidated Adjusted Funded Debt to Consolidated EBITDA, each as defined in the revolving credit facility) to not more than 4.5 to 1 (or 5.5 to 1 as of the two fiscal quarters following the end of the Covenant Waiver Period described below), and limit our Secured Funded Debt Ratio (consisting of the ratio of Secured Funded Debt to Property and Equipment, each as defined in the revolving credit facility), to not more than 0.30 to 1. These financial covenants are measured quarterly, except that the maximum leverage ratio covenant is not required to be measured through the first quarter of 2021 (the "Covenant Waiver Period"). Our revolving credit facility also includes a requirement to maintain Liquidity (as defined in the revolving credit facility) of at least $300 million during the Covenant Waiver Period. Our outstanding Senior Notes do not contain a corresponding financial covenant or a requirement that we maintain certain financial ratios.
Letters of Credit
We issue letters of credit either under the revolving credit facility as discussed above or directly with financial institutions. We had $234 million and $263 million in letters of credit issued directly with financial institutions outstanding at December 31, 2020 and December 31, 2019, respectively. At December 31, 2020, these letters of credit had weighted-average fees of approximately 142 basis points and maturity dates of less than one year.

Other Indebtedness and Future Debt Maturities
Excluding the $3,050 million of Senior Notes, all other third-party indebtedness was $194 million, net of $26 million of unamortized discounts and deferred financing fees, at December 31, 2020.
At December 31, 2020, $260 million of our outstanding debt will mature in the following 12 months. We believe we will have adequate liquidity, including our capacity to borrow under our revolving credit facility, and/or proceeds from recent issuances of debt to repay our current debt obligations.
Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2020:

		Payments Due by Period
	Total	2021	2022	2023	2024	2025	Thereafter
Debt (1)	$4,069	$407	$886	$468	$106	$544	$1,658
Finance lease obligations (1)	11	2	2	2	2	2	1
Operating lease obligations	604	43	40	39	37	31	414
Purchase obligations	8	8	—	—	—	—	—
Other long-term liabilities (2)	534	2	1	1	1	1	528
Total contractual obligations	$5,226	$462	$929	$510	$146	$578	$2,601

(1) Includes principal and interest payments; assumes constant foreign exchange rates for floating-rate debt at December 31, 2020.
(2) Primarily consists of deferred compensation plan liabilities; excludes $166 million in long-term taxes payable due to the uncertainty related to the timing of the reversal of those liabilities.
Guarantee Commitments
The following table summarizes our guarantee commitments at December 31, 2020:

		Amount of Guarantee Commitments Expiration by Period
	Total	2021	2022	2023	2024	2025	Thereafter
Performance guarantees (1)	$44	$13	$13	$9	$4	$1	$4
Debt repayment and other guarantees (2)	463	235	63	134	29	2	—
Total guarantee commitments	$507	$248	$76	$143	$33	$3	$4

(1) Consists of contractual agreements with third-party owners which require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels.
(2) Consists of debt repayment and other guarantees with respect to unconsolidated hospitality ventures and certain managed hotels. Certain of these underlying debt agreements have extension periods which are not reflected in the table above. With respect to certain of these guarantees, we have agreements with our unconsolidated hospitality venture partners or the respective hotel owners which reduce our maximum guarantee and are not reflected in the table above.
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements."
Investment Commitments
The following table summarizes our investment commitments, which represent our commitment, under certain conditions, to lend or provide certain consideration to, or invest in, various business ventures at December 31, 2020:

		Amount of Investment Commitments Expected Funding by Period
	Total	2021	2022	2023	2024	2025	Thereafter
Investment commitments	$330	$121	$85	$78	$19	$6	$21
See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements."

Off-Balance Sheet Arrangements
At December 31, 2020, our off-balance sheet arrangements included $235 million of letters of credit, $49 million of surety bonds, and $8 million of purchase obligations. These amounts are discussed in "—Sources and Uses of Cash—Revolving Credit Facility and —Letters of Credit," "—Contractual Obligations," and Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 15 to our Consolidated Financial Statements."
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
Guarantees
We enter into performance guarantees related to certain hotels we manage. We also enter into debt repayment and other guarantees with respect to unconsolidated hospitality ventures and certain managed and franchised hotels. We record a liability for the fair value of these guarantees at their inception date. In order to estimate the fair value, we use a Monte Carlo simulation to model the probability of possible outcomes. The valuation methodology requires that we make certain assumptions and judgments in our determination of the fair value, which are based on our knowledge of the hospitality industry, market conditions, location of the property, and specific information available at the time of the valuation.
Goodwill and Indefinite-Lived Intangible Assets
We evaluate goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year using balances at October 1 and at interim dates if indicators of impairment exist. The Company has five reporting units which have goodwill at December 31, 2020.
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
Historically, changes in estimates used in the goodwill and indefinite-lived intangible assets valuations have not resulted in material impairment charges in subsequent periods, and at December 31, 2020, excluding assets recently impaired, a 10% decline in the underlying cash flows or a 1% increase in the discount rates or terminal capitalization rates would not result in a material impairment of our goodwill or indefinite-lived intangible assets. However, future impacts of the COVID-19 pandemic are highly uncertain and difficult to predict. The extent, duration, and magnitude of the COVID-19 pandemic will depend on factors such as the impact of the pandemic on global and regional economies, travel and lodging demand, and economic activity as well as actions taken by governments, businesses, and individuals in response to the COVID-19 pandemic or any resurgence. The future impacts of the COVID-19 pandemic on our industry and our business may change the estimates and assumptions used in our valuations, which could result in future impairment charges that may be material to our earnings. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 9 to our Consolidated Financial Statements."
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
Property and Equipment, Operating Lease ROU Assets, and Definite-Lived Intangible Assets
We evaluate property and equipment, operating lease ROU assets, and definite-lived intangible assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing to the projected undiscounted cash flows of the assets. We use judgment to determine whether indications of impairment exist. The determination of the occurrence of an indicator of impairment is based on our knowledge of the hospitality industry, historical experience, location of the property, market conditions, termination of an underlying management agreement, and property-specific information available at the time of the assessment. We realize, however, that the results of our analysis could vary from period to period depending on how our judgment is applied and the facts and circumstances available at the time of the analysis. When an indicator of impairment exists, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset or asset group, if applicable.
Changes in economic and operating conditions impacting the judgments used could result in impairments to our long-lived assets in future periods. Historically, changes in estimates used in the property and equipment and definite-lived intangible assets impairment assessment process have not resulted in material impairment charges in subsequent periods as a result of changes made to those estimates. However, as noted above, the impacts of the COVID-19 pandemic are highly uncertain and difficult to predict, and they may change the estimates and assumptions used in our cash flow projections, which could result in future impairment charges that may be material to our earnings.
As a result of the acquisition of Two Roads, we recorded management agreement intangibles for both operating and pipeline hotels. During the years ended December 31, 2020 and December 31, 2019, we recognized $9 million and $13 million of impairment charges, respectively, related to management agreement intangibles for contracts that terminated. We may incur impairment charges in a future period if agreements terminate, the timing of which is unpredictable. See Part IV, Item 15 "Exhibits and Financial Statement Schedule—Notes 7 and 9 to the Consolidated Financial Statements."
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
Changes in economic and operating conditions impacting these estimates and judgments could result in impairments to our equity method investments in future periods. Historically, changes in estimates used in the impairment assessment process have not resulted in material impairment charges in subsequent periods as a result of changes made to those estimates. However, as noted above, the impacts of the COVID-19 pandemic are highly uncertain and difficult to predict, and they may change the estimates and assumptions used in our cash flow projections, which could result in future impairment charges that may be material to our earnings. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 4 to our Consolidated Financial Statements."
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
Loyalty Program Future Redemption Obligation and Revenue Recognition
We utilize an actuary to assist with the valuation of the deferred revenue liability related to the loyalty program. Changes in the estimates, including the anticipated timing and value of future point redemptions and an estimate of the breakage for points that will not be redeemed, could result in further material changes to our liability and the amount of revenue we recognize when redemptions occur. As a result of the impact of the COVID-19 pandemic, over the course of 2020 we revised our estimate of the anticipated timing of our future point redemptions over the next 12 months. The current portion of our deferred revenue liability related to our loyalty program decreased by $109 million at December 31, 2020 compared to December 31, 2019, in part due to changes in assumptions related to the timing of future redemptions. See Part IV, Item 15 "Exhibits and Financial Statement Schedule—Note 3 to the Consolidated Financial Statements."
At December 31, 2020, our total deferred revenue liability related to the loyalty program was $733 million. A 10% decrease in the breakage assumption would result in an increase in the liability of approximately $36 million at December 31, 2020.
Incremental Borrowing Rate and Accounting for Leases
In determining the present value of our operating lease ROU assets and lease liabilities, we estimate an incremental borrowing rate ("IBR") by applying a portfolio approach based on lease terms. Certain of our leases have terms that exceed 30 years. Given the lack of publicly available data for longer-term borrowing rates, determining the IBR for certain of our longer-term leases requires additional judgment. Changes in these estimates could result in a material change to our lease liabilities. See Part IV, Item 15 "Exhibits and Financial Statement Schedule—Note 8 to the Consolidated Financial Statements."
At December 31, 2020, our operating lease liabilities are $406 million. A 1% decrease in our estimated IBR would increase our operating lease liabilities by approximately $39 million.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At December 31, 2020, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
Interest Rate Risk
In the normal course of business, we are exposed to the impact of interest rate changes due to our borrowing activities. Our objective is to manage the risk of interest rate changes on the results of operations, cash flows, and the market value of our debt by creating an appropriate balance between our fixed and floating-rate debt. We enter into interest rate derivative transactions from time to time, including interest rate swaps and interest rate locks, in order to maintain a level of exposure to interest rate variability that we deem acceptable. To enhance our liquidity profile and cash position in response to the COVID-19 pandemic, in 2020 we entered into the Revolver Amendment and issued the 2022 Notes, the 2025 Notes, and the 2030 Notes, and this activity increased our interest rate exposure for both existing debt and borrowing capacity.
On April 21, 2020, we settled our outstanding interest rate locks upon issuance of the 2025 Notes and the 2030 Notes and had no outstanding interest rate locks at December 31, 2020. See Part IV, Item 15, "Exhibits and Financial Statement Schedule—Note 11 to the Consolidated Financial Statements." At December 31, 2020 and December 31, 2019, we did not hold any interest rate swap contracts.

The following table sets forth the contractual maturities and the total fair values at December 31, 2020 for our financial instruments materially affected by interest rate risk:

	Maturities by Period
	2021	2022	2023	2024	2025	Thereafter	Total carrying amount (1)	Total fair value
Fixed-rate debt	$255	$5	$355	$6	$456	$1,397	$2,474	$2,756
Average interest rate (2)							4.89%
Floating-rate debt (3)	$4	$754	$4	$4	$4	$17	$787	$805
Average interest rate (2)							3.38%
(1) Excludes $9 million of finance lease obligations and $26 million of unamortized discounts and deferred financing fees.
(2) Average interest rate at December 31, 2020.
(3) Includes Grand Hyatt Rio de Janeiro construction loan which had a 6.54% interest rate at December 31, 2020.
Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. The U.S. dollar equivalents of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany transactions, with terms of less than one year, were $172 million and $194 million at December 31, 2020 and December 31, 2019, respectively.
We intend to offset the gains and losses related to our third-party debt and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on net income (loss). At December 31, 2020, a hypothetical 10% change in foreign currency exchange rates would result in an immaterial change in the fair value of the hedging instruments.
For the years ended December 31, 2020, December 31, 2019, and December 31, 2018, the effects of these derivative instruments resulted in $9 million of net losses, $3 million of net gains, and $15 million of net gains, respectively, recognized in other income (loss), net on our consolidated statements of income (loss). We offset the gains and losses on our foreign currency forward contracts with gains and losses related to our intercompany loans and transactions, such that there is a negligible effect to net income (loss). At December 31, 2020 and December 31, 2019, we had $10 million and $2 million of liabilities, respectively, recorded in current liabilities on our consolidated balance sheets related to derivative instruments.
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
Item 9B.    Other Information.
None.

Part III

Item 10.    Directors, Executive Officers, and Corporate Governance.
The information required by this Item 10 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2020 pursuant to Regulation 14A under the Exchange Act in connection with our 2021 Annual Meeting of Stockholders.
Information required by this Item 10 appears under the captions: "CORPORATE GOVERNANCE—PROPOSAL 1— ELECTION OF DIRECTORS," "CORPORATE GOVERNANCE—OUR BOARD OF DIRECTORS," "CORPORATE GOVERNANCE," "CORPORATE GOVERNANCE—COMMITTEES OF THE BOARD OF DIRECTORS—Nominating and Corporate Governance Committee," "STOCK OWNERSHIP INFORMATION—DELINQUENT SECTION 16(a) REPORTS," and "CORPORATE GOVERNANCE—COMMITTEES OF THE BOARD OF DIRECTORS—Audit Committee" in the definitive proxy statement. See Part I, "Information about our Executive Officers" of this annual report for information regarding executive officers of the Company.
Code of Business Conduct and Ethics
The Company has adopted the Hyatt Hotels Corporation Code of Business Conduct and Ethics (the "Code of Ethics"), which is applicable to all of the Hyatt directors, officers, and colleagues, including the Company's President and Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller, and other senior financial officers performing similar functions. The Code of Ethics is posted on the Company's website at http://www.hyatt.com. The Company will furnish a copy of the Code of Ethics to any person, without charge, upon written request directed to: Treasurer and Senior Vice President, Investor Relations and Corporate Finance, Hyatt Hotels Corporation, 150 North Riverside Plaza, Chicago, Illinois 60606. In the event that the Company amends or waives any of the provisions of the Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller, and other senior financial officers performing similar functions, the Company intends to disclose the subsequent information on its website.
Item 11.    Executive Compensation.
The information required by this Item 11 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2020 pursuant to Regulation 14A under the Exchange Act in connection with our 2021 Annual Meeting of Stockholders.
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2020 pursuant to Regulation 14A under the Exchange Act in connection with our 2021 Annual Meeting of Stockholders.
Information related to this Item 12 appears under the caption "STOCK OWNERSHIP INFORMATION—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the definitive proxy statement.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information at December 31, 2020 about Class A common stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	6,640,609	(1)	$54.90	(2)	9,029,278	(3) (4)
Equity Compensation Plans Not Approved by Security Holders	—		—		1,469,195	(5)
Total	6,640,609		$54.90		10,498,473
(1) Includes (a) time-vested stock appreciation rights ("SARs") to purchase 4,677,013 shares of Class A common stock issued under the LTIP with a weighted-average exercise price of $54.90 (calculated on a one-for-one basis), (b) 1,952,604 shares of Class A common stock to be issued or retained, as applicable, upon the vesting of time-vested restricted stock units ("RSUs") and performance-vested restricted stock units ("PSUs") issued under the LTIP for which no exercise price will be paid (assuming maximum payout of PSU awards), and (c) 10,992 shares of Class A common stock issued pursuant to the ESPP in connection with the October 2020 to December 2020 purchase period (for which shares were issued in January 2021).
(2) The calculation of weighted-average exercise price only includes outstanding SARs.
(3) Includes (a) 8,109,881 shares of Class A common stock that remain available for issuance under the LTIP and (b) 919,397 shares of Class A common stock that remain available for issuance pursuant to the ESPP.
(4) Effective May 20, 2020, the plan's authorized share reserve is based on a fungible unit system, under which full value awards (including RSUs, PSUs and restricted shares) count as two fungible units for every one share of common stock subject to the award (and each share subject to any such award thus reduces the available reserve by two), while non-full value awards (such as stock options and SARs) count as one fungible unit for every one share of common stock subject to the award (and each share subject to any such award thus reduces the available reserve by one).
(5) Includes (a) 1,169,195 shares of Class A common stock that remain available for issuance pursuant to the DCP and (b) 300,000 shares of Class A common stock that remain available for issuance pursuant to the FRP.

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
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2020 pursuant to Regulation 14A under the Exchange Act in connection with our 2021 Annual Meeting of Stockholders.
Information related to this Item 13 appears under the captions: "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" and "CORPORATE GOVERNANCE—DIRECTOR INDEPENDENCE" in the definitive proxy statement.

Item 14.    Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated by reference to the information set forth in the Company's definitive proxy statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2020 pursuant to Regulation 14A under the Exchange Act in connection with our 2021 Annual Meeting of Stockholders.
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
(a)    Financial Statements
The following consolidated financial statements are included in this annual report on the pages indicated:
(b)    Financial Statement Schedule
The following financial statement schedule is included in this annual report on the page indicated:

Page
Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2020, December 31, 2019, and December 31, 2018	SCHII-1
(c)    Exhibits
The Exhibit Index follows Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2020, December 31, 2019, and December 31, 2018 and is incorporated herein by reference.
Item 16.    Form 10-K Summary.
Omitted at registrant's option.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYATT HOTELS CORPORATION

	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer

Date: February 18, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Mark S. Hoplamazian	President, Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2021
Mark S. Hoplamazian
/s/ Joan Bottarini	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 18, 2021
Joan Bottarini
/s/ Elizabeth M. Bauer	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 18, 2021
Elizabeth M. Bauer
/s/ Thomas J. Pritzker	Executive Chairman of the Board	February 18, 2021
Thomas J. Pritzker
/s/ Paul D. Ballew	Director	February 18, 2021
Paul D. Ballew
/s/ Susan D. Kronick	Director	February 18, 2021
Susan D. Kronick
/s/ Mackey J. McDonald	Director	February 18, 2021
Mackey J. McDonald
/s/ Cary D. McMillan	Director	February 18, 2021
Cary D. McMillan
/s/ Pamela M. Nicholson	Director	February 18, 2021
Pamela M. Nicholson
/s/ Jason Pritzker	Director	February 18, 2021
Jason Pritzker
/s/ Michael A. Rocca	Director	February 18, 2021
Michael A. Rocca
/s/ Richard C. Tuttle	Director	February 18, 2021
Richard C. Tuttle
/s/ James H. Wooten, Jr.	Director	February 18, 2021
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
Management assessed the effectiveness of Hyatt Hotels Corporation's internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that Hyatt Hotels Corporation maintained effective internal control over financial reporting as of December 31, 2020.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Hyatt Hotels Corporation's internal control over financial reporting as of December 31, 2020. That report is included in Item 15 of this Annual Report on Form  10-K.

/s/ Mark S. Hoplamazian
Mark S. Hoplamazian President & Chief Executive Officer

/s/ Joan Bottarini
Joan Bottarini Executive Vice President, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Hyatt Hotels Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hyatt Hotels Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases effective January 1, 2019, due to the adoption of FASB Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and related ASUs.
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
Deferred Revenue Related to the Loyalty Program – Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company operates the loyalty program for the benefit of the Hyatt portfolio of properties during the period of their participation in the loyalty program. The Company's estimate of the value of the deferred revenue liability related to the loyalty program ("the liability") is $733 million as of December 31, 2020 and is actuarially determined based on the anticipated timing and value of future point redemptions, including an estimate of the breakage for points that will not be redeemed. Changes in the estimates used in the determination of the liability could result in a material change to the liability.

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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the liability included the following, among others:
•We tested the effectiveness of the Company's controls related to the liability, including those over the estimation of the breakage assumption.
•We evaluated the methods and assumptions used by management to estimate the liability by testing the underlying data that served as the basis for the actuarial estimate, including points earned and redemptions, to test that the inputs to the actuarial estimate were reasonable.
•With the assistance of our actuarial specialists, we developed independent estimates of the liability and compared our estimates to management's estimate.
Brand Indefinite-Lived Intangible Assets – Refer to Notes 2 and 9 to the financial statements
Critical Audit Matter Description
The Company has certain brand indefinite-lived intangible assets that were acquired through certain business combinations (the "brand intangible assets"). As of December 31, 2020, the carrying value of brand and other indefinite-lived intangible assets was $130 million. Management evaluates its brand intangible assets for impairment annually during the fourth quarter and at interim dates if indicators of impairment exist. The impairment evaluation involves the comparison of the fair value of each brand intangible asset to its respective carrying value.
Management estimated the fair value of each brand intangible asset using the relief from royalty method. The fair value determination of these brand intangible assets required management to make significant estimates and assumptions (including the impacts of the COVID-19 pandemic) related to projected future cash flows, discount rates, and market royalty rates.
Given the determination of fair value of these brand intangible assets required management to make significant estimates and assumptions (including the impacts of the COVID-19 pandemic) relating to the projected future cash flows, discount rates, and market royalty rates, performing audit procedures to evaluate the reasonableness of these estimates and assumptions involved a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the significant estimates and assumptions used by management for the valuation of brand intangible assets included the following, among others:
•We tested the effectiveness of the Company's controls related to their brand intangible assets impairment evaluation, including those over significant estimates and assumptions.
•We evaluated the reasonableness of management's projected future cash flows associated with the brands, including consideration of the effects related to the COVID-19 pandemic, by comparing them to (1) historical data, (2) internal communications to management, and (3) forecasted information included in external industry reports.
•We assessed the sensitivity of valuation models to changes in significant estimates and assumptions used.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount and market royalty rates by:
•Testing the source information underlying the determination of the discount and market royalty rates and the mathematical accuracy of the calculations.
•Developing a range of independent estimates and comparing those to the discount and market royalty rates selected by management.
Property and Equipment, Net – Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description

Property and equipment, net, was $3,126 million as of December 31, 2020. Management evaluates impairment of property and equipment quarterly to determine whether events or circumstances indicate that the carrying value of an asset may not be recoverable.
Given the identification of indicators of impairment required management to make significant judgments and consider factors related to the travel and hospitality industry, historical experience, location of the property, market conditions, and property-specific information available (including the impacts of the COVID-19 pandemic) at the time of the assessment, performing audit procedures to evaluate the reasonableness of such judgments involved a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of property and equipment for indicators of impairment included the following, among others:
•We tested the effectiveness of the Company's controls related to the identification of events or circumstances that indicate the carrying value of assets may not be recoverable.
•We evaluated the reasonableness of management's significant judgments by:
•Comparing the assumptions related to the travel and hospitality industry, market conditions, and location of the property (including the impacts of the COVID-19 pandemic) to external market sources.
•Evaluating the judgments used in the Company's assessment for consistency with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 18, 2021

We have served as the Company's auditor since 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Hyatt Hotels Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Hyatt Hotels Corporation and subsidiaries (the "Company") as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2020, of the Company and our report dated February 18, 2021, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
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
February 18, 2021

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the Years Ended December 31, 2020, December 31, 2019, and December 31, 2018
(In millions of dollars, except per share amounts)

	2020	2019	2018
REVENUES:
Owned and leased hotels	$513	$1,848	$1,918
Management, franchise, and other fees	239	608	552
Contra revenue	(30)	(22)	(20)
Net management, franchise, and other fees	209	586	532
Other revenues	58	125	48
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	1,286	2,461	1,956
Total revenues	2,066	5,020	4,454
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	627	1,424	1,446
Depreciation and amortization	310	329	327
Other direct costs	65	133	48
Selling, general, and administrative	321	417	320
Costs incurred on behalf of managed and franchised properties	1,375	2,520	1,981
Direct and selling, general, and administrative expenses	2,698	4,823	4,122
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	60	62	(11)
Equity earnings (losses) from unconsolidated hospitality ventures	(70)	(10)	8
Interest expense	(128)	(75)	(76)
Gains (losses) on sales of real estate and other	(36)	723	772
Asset impairments	(62)	(18)	(25)
Other income (loss), net	(92)	127	(49)
INCOME (LOSS) BEFORE INCOME TAXES	(960)	1,006	951
BENEFIT (PROVISION) FOR INCOME TAXES	257	(240)	(182)
NET INCOME (LOSS)	(703)	766	769
NET INCOME (LOSS) AND ACCRETION ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$(703)	$766	$769
EARNINGS (LOSSES) PER SHARE—Basic
Net income (loss)	$(6.93)	$7.33	$6.79
Net income (loss) attributable to Hyatt Hotels Corporation	$(6.93)	$7.33	$6.79
EARNINGS (LOSSES) PER SHARE—Diluted
Net income (loss)	$(6.93)	$7.21	$6.68
Net income (loss) attributable to Hyatt Hotels Corporation	$(6.93)	$7.21	$6.68

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2020, December 31, 2019, and December 31, 2018
(In millions of dollars)

	2020	2019	2018
Net income (loss)	$(703)	$766	$769
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax (benefit) expense of $2, $—, and $(1) for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively	38	8	52
Unrecognized pension (cost) benefit, net of tax (benefit) expense of $—, $(1), and $1 for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively	2	(4)	2
Unrealized gains on available-for-sale debt securities, net of tax expense of $— for the years ended December 31, 2020, December 31, 2019, and December 31, 2018.	—	1	—
Unrealized losses on derivative activity, net of tax benefit of $(8), $(5), and $— for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively	(23)	(14)	(1)
Other comprehensive income (loss)	17	(9)	53
COMPREHENSIVE INCOME (LOSS)	(686)	757	822
COMPREHENSIVE INCOME (LOSS) AND ACCRETION ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$(686)	$757	$822

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2020 and December 31, 2019
(In millions of dollars, except share and per share amounts)

	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,207	$893
Restricted cash	11	150
Short-term investments	675	68
Receivables, net of allowances of $56 and $32 at December 31, 2020 and December 31, 2019, respectively	316	421
Inventories	9	12
Prepaids and other assets	64	134
Prepaid income taxes	281	28
Total current assets	2,563	1,706
Equity method investments	260	232
Property and equipment, net	3,126	3,456
Financing receivables, net of allowances of $114 and $100 at December 31, 2020 and December 31, 2019, respectively	29	35
Operating lease right-of-use assets	474	493
Goodwill	288	326
Intangibles, net	385	437
Deferred tax assets	207	144
Other assets	1,797	1,588
TOTAL ASSETS	$9,129	$8,417
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$260	$11
Accounts payable	102	150
Accrued expenses and other current liabilities	200	304
Current contract liabilities	282	445
Accrued compensation and benefits	111	144
Current operating lease liabilities	29	32
Total current liabilities	984	1,086
Long-term debt	2,984	1,612
Long-term contract liabilities	659	475
Long-term operating lease liabilities	377	393
Other long-term liabilities	911	884
Total liabilities	5,915	4,450
Commitments and contingencies (see Note 15)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of December 31, 2020 and December 31, 2019	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 39,250,241 issued and outstanding at December 31, 2020, and Class B common stock, $0.01 par value per share, 394,033,330 shares authorized, 62,038,918 shares issued and outstanding at December 31, 2020. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 36,109,179 issued and outstanding at December 31, 2019, and Class B common stock, $0.01 par value per share, 397,457,686 shares authorized, 65,463,274 shares issued and outstanding at December 31, 2019	1	1
Additional paid-in capital	13	—
Retained earnings	3,389	4,170
Accumulated other comprehensive loss	(192)	(209)
Total stockholders' equity	3,211	3,962
Noncontrolling interests in consolidated subsidiaries	3	5
Total equity	3,214	3,967
TOTAL LIABILITIES AND EQUITY	$9,129	$8,417

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2020, December 31, 2019, and December 31, 2018
(In millions of dollars)

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(703)	$766	$769
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gains) losses on sales of real estate and other	36	(723)	(772)
Depreciation and amortization	310	329	327
Release of contingent consideration liability	(1)	(30)	—
Amortization of share awards	28	35	28
Amortization of operating lease right-of-use assets	31	35	—
Deferred income taxes	(59)	28	(33)
Asset impairments	62	18	47
Equity (earnings) losses from unconsolidated hospitality ventures	70	10	(8)
Contra revenue	30	22	20
Gain on sale of contractual right	—	(16)	—
Unrealized (gains) losses, net	13	(26)	47
Distributions from unconsolidated hospitality ventures	3	13	17
Other	(27)	(57)	(22)
Increase (decrease) in cash attributable to changes in assets and liabilities and other
Receivables, net	133	(29)	14
Prepaid income taxes	(241)	10	(5)
Accounts payable, accrued expenses, and other current liabilities	(249)	(23)	(130)
Contract liabilities	73	131	94
Operating lease liabilities	(23)	(34)	—
Accrued compensation and benefits	(47)	(1)	6
Other long-term liabilities	(27)	(9)	7
Other, net	(23)	(53)	(65)
Net cash provided by (used in) operating activities	(611)	396	341

(Continued)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2020, December 31, 2019, and December 31, 2018
(In millions of dollars)

	2020	2019	2018
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	$(1,143)	$(350)	$(665)
Proceeds from marketable securities and short-term investments	542	349	624
Contributions to equity method and other investments	(65)	(48)	(60)
Return of equity method and other investments	5	28	51
Acquisitions, net of cash acquired	—	(18)	(678)
Capital expenditures	(122)	(369)	(297)
Issuance of financing receivables	(32)	(18)	(2)
Proceeds from financing receivables	—	46	—
Proceeds from sales of real estate and other, net of cash disposed	85	940	1,382
Proceeds from sale of contractual right	—	21	—
Other investing activities	(6)	4	19
Net cash provided by (used in) investing activities	(736)	585	374
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs of $15, $—, and $4, respectively	2,035	400	416
Repayments of debt	(406)	(409)	(231)
Repurchase of common stock	(69)	(421)	(946)
Contingent consideration paid	—	(24)	—
Dividends paid	(20)	(80)	(68)
Other financing activities	(15)	(7)	(21)
Net cash provided by (used in) financing activities	1,525	(541)	(850)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4)	1	5
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	174	441	(130)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—BEGINNING OF YEAR	1,063	622	752
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—END OF PERIOD	$1,237	$1,063	$622
(Continued)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2020, December 31, 2019, and December 31, 2018
(In millions of dollars)

Supplemental disclosure of cash flow information:

	2020	2019	2018
Cash and cash equivalents	$1,207	$893	$570
Restricted cash (see Note 2)	11	150	33
Restricted cash included in other assets (see Note 2)	19	20	19
Total cash, cash equivalents, and restricted cash	$1,237	$1,063	$622

	2020	2019	2018
Cash paid during the period for interest	$105	$79	$73
Cash paid during the period for income taxes	$63	$175	$292
Cash paid for amounts included in the measurement of operating lease liabilities	$42	$50	$—
Non-cash investing and financing activities are as follows:
Non-cash contributions to equity method investments (see Note 4, Note 15)	$35	$9	$61
Non-cash issuance of financing receivables (see Note 6, Note 7)	$—	$1	$45
Change in accrued capital expenditures	$(12)	$(7)	$13
Non-cash right-of-use assets obtained in exchange for operating lease liabilities	$14	$8	$—
Contingent liability (see Note 7)	$—	$—	$57

(Concluded)

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2020, December 31, 2019, and December 31, 2018
(In millions except share and per share amounts)

	Common Shares Outstanding		Common Stock Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries	Total
	Class A	Class B	Class A	Class B
BALANCE—December 31, 2017	48,231,149	70,753,837	$1	$—	$967	$3,054	$(185)	$6	$3,843
Cumulative effect of accounting changes (1)	—	—	—	—	—	64	(68)	—	(4)
BALANCE—January 1, 2018	48,231,149	70,753,837	$1	$—	$967	$3,118	$(253)	$6	$3,839
Total comprehensive income	—	—	—	—	—	769	53	—	822
Noncontrolling interests	—	—	—	—	—	—	—	1	1
Repurchase of common stock	(10,293,241)	(2,430,654)	—	—	(946)	—	—	—	(946)
Directors compensation	—	—	—	—	2	—	—	—	2
Employee stock plan issuance	61,900	—	—	—	5	—	—	—	5
Share-based payment activity	300,654	—	—	—	22	—	—	—	22
Class share conversions	1,207,355	(1,207,355)	—	—	—	—	—	—	—
Cash dividends of $0.15 share (see Note 16)	—	—	—	—	—	(68)	—	—	(68)
BALANCE—December 31, 2018	39,507,817	67,115,828	$1	$—	$50	$3,819	$(200)	$7	$3,677
Total comprehensive income (loss)	—	—	—	—	—	766	(9)	—	757
Noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Repurchase of common stock	(4,943,897)	(677,384)	—	—	(86)	(335)	—	—	(421)
Directors compensation	—	—	—	—	2	—	—	—	2
Employee stock plan issuance	79,700	—	—	—	5	—	—	—	5
Share-based payment activity	490,389	—	—	—	29	—	—	—	29
Class share conversions	975,170	(975,170)	—	—	—	—	—	—	—
Cash dividends of $0.19 per share (see Note 16)	—	—	—	—	—	(80)	—	—	(80)
BALANCE—December 31, 2019	36,109,179	65,463,274	$1	$—	$—	$4,170	$(209)	$5	$3,967
Cumulative effect of accounting changes, net of tax (2)	—	—	—	—	—	(1)	—	—	(1)
BALANCE—January 1, 2020	36,109,179	65,463,274	$1	$—	$—	$4,169	$(209)	$5	$3,966
Total comprehensive income (loss)	—	—	—	—	—	(703)	17	—	(686)
Noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Repurchase of common stock	(827,643)	—	—	—	(12)	(57)	—	—	(69)
Directors compensation	—	—	—	—	1	—	—	—	1
Employee stock plan issuance	75,763	—	—	—	4	—	—	—	4
Share-based payment activity	468,586	—	—	—	20	—	—	—	20
Class share conversions	3,424,356	(3,424,356)	—	—	—	—	—	—	—
Cash dividends of $0.20 per share (see Note 16)	—	—	—	—	—	(20)	—	—	(20)
BALANCE—December 31, 2020	39,250,241	62,038,918	$1	$—	$13	$3,389	$(192)	$3	$3,214

(1) Cumulative adjustment due to adoption of Accounting Standards Update No. 2016-01 ("ASU 2016-01"), Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and Accounting Standards Update No. 2016-16 ("ASU 2016-16"), Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Upon the adoption of ASU 2016-01, the unrealized gains and losses on our equity securities, previously classified as available-for-sale, are recognized in other income (loss), net.

(2) Cumulative adjustment due to adoption of Accounting Standards Update No. 2016-13 ("ASU 2016-13"), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (see Note 2).

See accompanying Notes to consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, unless otherwise indicated)

1.     ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively "Hyatt Hotels Corporation") provides hospitality and other services on a worldwide basis through the operation, management, franchising, ownership, development, and licensing of hospitality businesses. We operate, manage, franchise, own, lease, develop, license, or provide services to a portfolio of properties, consisting of full service hotels, select service hotels, resorts, and other properties, including timeshare, fractional, and other forms of residential, vacation, and condominium ownership units. At December 31, 2020, (i) we operated or franchised 471 full service hotels, comprising 162,801 rooms throughout the world, (ii) we operated or franchised 503 select service hotels, comprising 72,471 rooms, of which 421 hotels are located in the United States, and (iii) our portfolio included 8 franchised all-inclusive Hyatt-branded resorts, comprising 3,153 rooms. At December 31, 2020, our portfolio of properties operated in 69 countries around the world. Additionally, through strategic relationships, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and which operate under other tradenames or marks owned by such hotel or licensed by third parties.
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—Our consolidated financial statements present the results of operations, financial position, and cash flows of Hyatt Hotels Corporation and its majority owned and controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Impact of the COVID-19 Pandemic—The COVID-19 pandemic and related travel restrictions and containment efforts have had a significant impact on the travel industry and as a result, on our business. The impact began in the first quarter of 2020 and has continued throughout the year ended December 31, 2020. As a result, our financial results for 2020, and for the foreseeable future, are not comparable to past performance or indicative of long-term future performance.
Use of Estimates—We are required to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying Notes. Our estimates and assumptions are subject to inherent risk and uncertainty due to the ongoing impact of the COVID-19 pandemic, and actual results could differ materially from our estimated amounts.
Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.
Revenue Recognition—Our revenues are primarily derived from the products and services provided to our customers and generally recognized when control of the product or service has transferred to the customer. Our customers include third-party hotel owners and franchisees, guests at owned and leased hotels, a third-party partner through our co-branded credit card program, and owners and guests of the condominium ownership units. A summary of our revenue streams is as follows:
•Owned and leased hotels revenues—Owned and leased hotels revenues are derived from room rentals and services provided at our owned and leased hotels. We present revenues net of sales, occupancy, and other taxes. Taxes collected on behalf of and remitted to governmental taxing authorities are excluded from the transaction price of the underlying products and services.
•Management, franchise, and other fees—Management fees primarily consist of a base fee, which is generally calculated as a percentage of gross revenues, and an incentive fee, which is generally computed based on a hotel profitability measure. Included within the management fees are royalty fees that we earn in exchange for providing access to Hyatt's intellectual property ("IP"). Franchise fees consist of an initial fee and ongoing royalty fees computed as a percentage of gross room revenues and as applicable, food and beverage revenues. Other fees include license fee revenues associated with the licensing of the Hyatt brand names through our co-branded credit card program and sales of our branded residential ownership units as well as termination fees.
•Net management, franchise, and other fees—Management, franchise, and other fees are reduced by the amortization of management and franchise agreement assets and performance cure payments, which constitute payments to customers. Consideration provided to customers related to management and franchise agreement assets is recorded in other assets and amortized to Contra revenue over the expected customer life, which is typically the initial term of the management or franchise agreement.

•Other revenues—Other revenues include revenues from our residential management operations for our condominium ownership units, the sale of promotional awards through our co-branded credit card program, and spa and fitness revenues from Exhale, which was sold during the year ended December 31, 2020 (see Note 7).
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
The products and services we offer to our customers are comprised of the following performance obligations:
Management and franchise agreements
•License to Hyatt's IP, including the Hyatt brand names—We receive variable consideration from third-party hotel owners in exchange for providing access to our IP, including the Hyatt brand names. The license represents a license of symbolic IP and in exchange for providing the license, Hyatt receives sales-based royalty fees. Fees are generally payable on a monthly basis as the third-party hotel owners and franchisees derive value from access to our IP. Royalty fees are recognized over time as services are rendered. Under our franchise agreements, we also receive initial fees from third-party hotel owners and franchisees. The initial fees do not represent a distinct performance obligation, and therefore, are combined with the royalty fees and deferred and recognized through management, franchise, and other fees over the expected customer life, which is typically the initial term of the franchise agreement.
•System-wide services—We provide system-wide services on behalf of owners of managed and franchised properties. The promise to provide system-wide services is not a distinct performance obligation because it is attendant to the license of our IP. Therefore, this promise is combined with the license of our IP to form a single performance obligation. We have two accounting models depending on the terms of the agreements:
•Cost reimbursement model—Hotel owners and franchisees are required to reimburse us for all costs incurred to operate the system-wide programs with no added margin. The reimbursements are recognized over time within revenues for the reimbursement of costs incurred on behalf of managed and franchised properties. We have discretion over how we spend program revenues, and therefore, we are the principal. Expenses incurred related to the system-wide programs are recognized within costs incurred on behalf of managed and franchised properties. The reimbursement of system-wide services is billed monthly based on an annual estimate of costs to be incurred and recognized as revenue commensurate with incurring the cost. Any amounts collected and not yet recognized as revenues are deferred and classified as contract liabilities. Any costs incurred in excess of revenues collected are classified as receivables to the extent we expect to recover the costs over the long term.
•Fund model—Hotel owners and franchisees are invoiced a system-wide assessment fee primarily based on a percentage of hotel revenues on a monthly basis. We recognize the revenues over time as services are provided through revenues for the reimbursement of costs incurred on behalf of managed and franchised properties. We have discretion over how we spend program revenues, and therefore, we are the principal. Expenses related to the system-wide programs are recognized as incurred through costs incurred on behalf of managed and franchised properties. Over time, we intend to manage the system-wide programs to break-even and not earn a profit on these services, but the timing of the revenue received from the owners may not align with the timing of the expenses to operate the programs. Therefore, the difference between the revenues and expenses will impact our net income (loss).
•Hotel management agreement services—Under the terms of our management agreements, we provide hotel management agreement services, which form a single performance obligation that qualifies as a series. In exchange, we receive variable consideration in the form of management fees which are comprised of base and/or incentive fees. Incentive fees are typically subject to the achievement of certain profitability targets, and therefore, we apply judgment in determining the amount of incentive fees recognized each period. Incentive fees revenue is recognized to the extent it is probable that we will not reverse a significant portion of the fees in a subsequent period. We rely on internal financial forecasts and historical trends to estimate the amount of incentive fees revenue recognized and the probability that incentive fees will reverse in the future. Generally, base management fees are due and payable on a monthly basis as services are provided, and incentive fees are due and payable based on the terms of the agreement, but at a minimum, incentive fees are billed and collected annually. Revenue is recognized over time as services are rendered.

Under the terms of certain management agreements, primarily within the U.S., we are the employer of hotel employees. When we are the employer, we are reimbursed for costs incurred related to the employee management services with no added margin, and the reimbursements are recognized over time as services are rendered within revenues for the reimbursement of costs incurred on behalf of managed and franchised properties. In jurisdictions in which we are the employer, we have discretion over how employee management services are provided, and therefore, we are the principal.
•Loyalty program administration—We administer the loyalty program for the benefit of Hyatt's portfolio of properties during the period of their participation in the loyalty program. Under the program, members earn points based on their spend at our properties, by transacting with our strategic loyalty alliances, or in connection with spend on a Hyatt co-branded credit card, which may be redeemed for the right to stay at participating properties, as well as for other goods and services from third parties. Points earned by loyalty program members represent a material right to free or discounted goods or services in the future.
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
Room rentals and other services provided at owned and leased hotels
We provide room rentals and other services to our guests, including but not limited to spa, laundry, and parking. These products and services each represent individual performance obligations, and in exchange for these services, we receive fixed amounts based on published rates or negotiated contracts. Payment is due in full at the time the services are rendered or the goods are provided. If a guest enters into a package including multiple goods or services, the fixed price is allocated to each distinct good or service based on the standalone selling price for each item. Revenue is recognized over time when we transfer control of the good or service to the customer. Room rental revenue is recognized on a daily basis as the guest occupies the room, and revenue related to other products and services is recognized when the product or service is provided to the guest.
Hotels commonly enter into arrangements with online travel agencies, trade associations, and other entities. As part of these arrangements, Hyatt may pay the other party a commission or rebate based on the revenue generated through that channel. The determination of whether to recognize revenues gross or net of rebates and commissions is made based on the terms of each contract.
Residential management operations
We provide residential management services pursuant to rental management agreements with individual property owners and/or homeowner associations whereby the property owners and/or homeowner associations participate in our rental program. The services provided include reservations, housekeeping, security, and concierge assistance to guests in exchange for a variable fee based on a revenue sharing agreement with the owner of the condominium ownership unit. The services represent an individual performance obligation. Revenue is recognized over time as services are rendered or upon completion of the guest's stay at the condominium ownership unit. We are responsible for establishing pricing as well as fulfilling the services during the guest's stay, and as a result, we are deemed to be the principal in the transaction.
Co-branded credit card program
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
In exchange for the products and services provided, we receive fixed and variable consideration which is allocated between the performance obligations based on the relative standalone selling prices. Significant judgment is involved in determining the relative standalone selling prices, and therefore, we engaged a third-party valuation specialist to assist us. We utilize a relief from royalty method to determine the revenue allocated to the license which is recognized over time as the licensee derives value from access to Hyatt's brand name. We utilize observable transaction prices and adjusted market assumptions to determine the standalone selling price of a loyalty point, and we utilize a cost plus margin approach to determine the standalone selling price of the free room nights. The revenues allocated to loyalty program points and free night awards are deferred and recognized upon redemption or expiration of a card member's promotional awards which is recognized net of redemption expense when we are the agent. We are responsible for arranging for the redemption of promotional awards, but we do not directly fulfill the award night obligation except at owned and leased hotels. Therefore, we are the agent for managed and franchised hotels, and we are the principal with respect to owned and leased hotels.
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
For each performance obligation satisfied over time, we recognize revenue using an output method based on the value transferred to the customer. Revenue is recognized based on the transaction price and the observable outputs related to each performance obligation. We deem the following to represent our progress in satisfying these performance obligations:
•revenues and operating profits earned by the hotels during the reporting period for access to Hyatt's IP, as it is indicative of the value third-party hotel owners and franchisees derive;
•revenues and operating profits of the hotels for the promise to provide management agreement services to the hotels;
•award night redemptions or point redemptions with third-party partners for the administration of the loyalty program performance obligation; and
•cardholder spend for the license to the Hyatt name through our co-branded credit card program, as it is indicative of the value our partner derives from the use of our name.
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
We do not estimate revenues allocated to remaining performance obligations for the following:

•Deferred revenue related to the loyalty program and revenue from base and incentive management fees as the revenue is allocated to a wholly unperformed performance obligation in a series;
•Revenues related to royalty fees as they are considered sales-based royalty fees;
•Revenues received for free nights granted through our co-branded credit card program as the awards have an original duration of 12 months; and
•Revenues related to advanced bookings at owned and leased hotels as each stay has a duration of 12 months or less.
Contract Balances—Our payments from customers are based on the billing terms established in our contracts. Customer billings are recorded as accounts receivable when our right to consideration is unconditional. If our right to consideration is conditional on future performance under the contract, the balance is recorded as a contract asset. Due to certain profitability hurdles in our management agreements, incentive fees are considered contract assets until the risk related to the achievement of the profitability metric no longer exists. Once the profitability hurdle has been met, the incentive fee receivable balance will be recorded in accounts receivable. Contract assets are recorded in receivables, net on our consolidated balance sheets. Payments received in advance of performance under the contract are recorded as current or long-term contract liabilities on our consolidated balance sheets and recognized as revenue as we perform under the contract.
Cash Equivalents—We consider all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents.
Restricted Cash—Restricted cash generally represents sales proceeds pursuant to like-kind exchanges, debt service on bonds, escrow deposits, and other arrangements.
Equity Method Investments—We have investments in unconsolidated hospitality ventures accounted for under the equity method. These investments are an integral part of our business and strategically and operationally important to our overall results. When we receive a distribution from an investment, we determine whether it is a return on our investment or a return of our investment based on the underlying nature of the distribution. Certain of our equity method investments are reported on a lag of up to three months. When intervening events occur during the time lag, we recognize the impact in our consolidated financial statements.
We assess investments in unconsolidated hospitality ventures for impairment quarterly, and when there is an indication that a loss in value has occurred, we evaluate the carrying value in comparison to the estimated fair value of the investment. Fair value is based on internally developed discounted cash flow models, third-party appraisals, and if appropriate, current estimated net sales proceeds from pending offers. Under the discounted cash flow approach, we utilize various assumptions requiring judgment, including projected future cash flows, discount rates, and capitalization rates. Our estimates of projected future cash flows are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of our routine, long-term planning process.
If the estimated fair value is less than carrying value, we apply judgment to determine whether the decline in value is other than temporary. In determining this, we consider factors including, but not limited to, the length of time and extent of the decline, loss of value as a percentage of the cost, financial condition and near-term financial projections, our intent and ability to recover the lost value, and current economic conditions. Impairments deemed other than temporary are recognized in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income (loss).
For additional information about equity method investments, see Note 4.
Debt and Equity Securities—Excluding equity method investments, debt and equity securities consist of various investments:
•Equity securities consist of interest-bearing money market funds, mutual funds, common shares, and preferred shares. Equity securities with a readily determinable fair value are recorded at fair value on our consolidated balance sheets based on listed market prices or dealer quotations where available. Equity securities without a readily determinable fair value are recorded at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Net gains and losses, both realized and unrealized, and impairment charges on equity securities are recognized in other income (loss), net on our consolidated statements of income (loss).
•Debt securities include preferred shares, time deposits, and fixed income securities, including U.S. government obligations, obligations of other government agencies, corporate debt, mortgage-backed and asset-backed securities, and municipal and provincial notes and bonds. Debt securities are classified as trading, available-for-sale ("AFS"), or held-to-maturity ("HTM").
•Trading securities—recorded at fair value based on listed market prices or dealer price quotations, where available. Net gains and losses, both realized and unrealized, on trading securities are recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts or other income (loss), net, depending on the nature of the investment, on our consolidated statements of income (loss).
•AFS securities—recorded at fair value based on listed market prices or dealer price quotations, where available. Unrealized gains and losses on AFS debt securities are recognized in accumulated other comprehensive loss on our consolidated balance sheets. Realized gains and losses on AFS debt securities are recognized in other income (loss), net on our consolidated statements of income (loss). AFS securities are assessed quarterly for expected credit losses which are recognized in other income (loss), net on our consolidated statements of income (loss). In determining the reserve for credit losses, we evaluate AFS securities at the individual security level and consider our investment strategy, current market conditions, financial strength of the underlying investments, term to maturity, credit rating, and our intent and ability to sell the securities.
•HTM securities—investments that we have the intent and ability to hold until maturity are recorded at amortized cost, net of expected credit losses. HTM securities are assessed for expected credit losses quarterly, and credit losses are recognized in other income (loss), net on our consolidated statements of income (loss). We evaluate HTM securities individually when determining the reserve for credit losses due to the unique risks associated with each security. In determining the reserve for credit losses, we consider the financial strength of the underlying assets including the current and forecasted performance of the property, term to maturity, credit quality of the owner, and current market conditions.
We classify debt securities as current or long-term, based on their contractual maturity dates and our intent and ability to hold the investment.
Interest income on our preferred shares that earn a return is recognized in other income (loss), net.
For additional information about debt and equity securities, see Note 4.
Foreign Currency—The functional currency of our consolidated entities located outside the U.S. is generally the local currency. The assets and liabilities of these entities are translated into U.S. dollars at period-end exchange rates, and the related gains and losses, net of applicable deferred income taxes, are recorded in accumulated other comprehensive loss on our consolidated balance sheets. Gains and losses from foreign currency transactions are recognized in net income (loss) on our consolidated statements of income (loss). Gains and losses from foreign exchange rate changes related to intercompany receivables and payables of a long-term nature are generally recorded in accumulated other comprehensive loss. Gains and losses from foreign exchange rate movement related to intercompany receivables and payables that are not long-term are recognized in net income (loss) on our consolidated statements of income (loss).
Financing Receivables—Financing receivables represent contractual rights to receive money either on demand or on fixed or determinable dates and are recorded on our consolidated balance sheets at amortized cost, net of expected credit losses. We recognize interest as earned and include accrued interest in the amortized cost basis of the asset.
Our financing receivables are composed of individual, unsecured loans and other types of unsecured financing arrangements provided to hotel owners. These financing receivables generally have stated maturities and interest rates, but the repayment terms vary and may be dependent on future cash flows of the hotel. We individually assess all financing receivables for credit losses quarterly and establish a reserve to reflect the net amount expected to be collected. We estimate credit losses based on an analysis of several factors, including current economic conditions, industry trends, and specific risk characteristics of the financing receivable, including capital structure, loan performance, market factors, and the underlying hotel performance. Adjustments to credit losses on financing receivables are recognized in other income (loss), net on our consolidated statements of income (loss).
We evaluate accrued interest allowances separately from the financing receivable assets. On an ongoing basis, we monitor the credit quality of our financing receivables based on historical and expected future payment activity. We determine our financing to hotel owners to be nonperforming if interest or principal is greater than 90 days past due based on the contractual terms of the individual financing receivables or if an allowance has been established for our other financing arrangements with that borrower. If we consider a financing receivable to be nonperforming, we place the financing receivable on nonaccrual status.

For financing receivables on nonaccrual status, we recognize interest income in other income (loss), net on our consolidated statements of income (loss) when cash is received. Accrual of interest income is resumed and potential reversal of any associated allowance for credit loss occurs when the receivable becomes contractually current and collection doubts are removed.
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
Accounts Receivable—Our accounts receivable primarily consist of trade receivables due from guests for services rendered at our owned and leased properties and from hotel owners with whom we have management and franchise agreements for services rendered and for reimbursements of costs incurred on behalf of managed and franchised properties. We assess all accounts receivable for credit losses quarterly and establish a reserve to reflect the net amount expected to be collected. The allowance for credit losses is based on an assessment of historical collection activity, the nature of the receivable, geographic considerations, and the current business environment. The allowance for credit losses is recognized in owned and leased hotels expenses or selling, general, and administrative expenses on our consolidated statements of income (loss), based on the nature of the receivable. For additional information about accounts receivable, see Note 6.
Inventories—Inventories are comprised of operating supplies and equipment that have a period of consumption of two years or less and food and beverage items at our owned and leased hotels, which are generally valued at the lower of cost (first-in, first-out) or net realizable value.
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
Property and equipment are depreciated over the following:

Buildings and improvements	10–50 years
Leasehold improvements	The shorter of the lease term or useful life of asset
Furniture and equipment	3–20 years
Computers	3–7 years
Definite-lived intangible assets are amortized over the following:

Management and franchise agreement intangibles	4–30 years
Advanced booking intangibles	1–3 years
We assess property and equipment and definite-lived intangible assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing to the projected undiscounted future cash flows of the assets. The principal factor used in the undiscounted cash flow analysis requiring judgment is the projected future operating cash flows, which are based on historical data, various internal estimates, and a variety of external resources, and are developed as part of our routine, long-term planning process.
If the projected undiscounted future cash flows are less than the net book value of the assets, the fair value is determined based on internally developed discounted cash flows of the assets, third-party appraisals or broker valuations, and if appropriate, current estimated net sales proceeds from pending offers. Under the discounted cash flow approach, we utilize various assumptions requiring judgment, including projected future cash flows, discount rates, and capitalization rates. The excess of the net book value over the estimated fair value is recognized in asset impairments on our consolidated statements of income (loss).
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

Leases—We primarily lease land, buildings, office space, and equipment. We determine if an arrangement is an operating or finance lease at inception. For our hotel management agreements, we apply judgment in order to determine whether the contract is accounted for as a lease or management agreement based on the specific facts and circumstances of each agreement. In evaluating whether an agreement constitutes a lease, we review the contractual terms to determine which party obtains both the economic benefits and control of the assets. In arrangements where we control the assets and obtain the economic benefits, we account for the contract as a lease.
Certain of our leases include options to extend the lease term by 1 to 99 years. We include lease extension options in our operating lease ROU assets and lease liabilities when it is reasonably certain that we will exercise the options. The range of extension options included in our operating lease ROU assets and lease liabilities is approximately 1 to 20 years. Our lease agreements do not contain any significant residual value guarantees or restrictive covenants.
We assess operating lease ROU assets for impairment quarterly, and when events or circumstances indicate the carrying value may not be recoverable, we evaluate the net book value of the assets by comparing to the projected undiscounted future cash flows of the assets. If the carrying value of the assets is determined to not be recoverable and is in excess of the estimated fair value, we recognize an impairment charge in asset impairments on our consolidated statements of income (loss).
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
For office space, land, and hotel leases, we do not separate the lease and nonlease components, which primarily relate to common area maintenance and utilities. We combine lease and nonlease components for those leases where we are the lessor, and we exclude all leases that are twelve months or less from the operating lease ROU assets and lease liabilities.
We adopted Accounting Standards Update No. 2016-02, Leases (Topic 842), utilizing the optional transition approach under Accounting Standards Update No. 2018-11, Leases (Topic 842): Targeted Improvements, and applied the package of practical expedients beginning January 1, 2019. As a result of utilizing the optional transition method, our reporting for periods prior to January 1, 2019 continue to be reported in accordance with Leases (Topic 840).
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
The results of operations of properties or businesses have been included on our consolidated statements of income (loss) since their respective dates of acquisition. Assets acquired and liabilities assumed in acquisitions are recorded on our consolidated balance sheets at the respective acquisition dates based on their estimated fair values. In business combinations, the purchase price allocations may be based on preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive final information, including appraisals and other analyses.

Acquisition-related costs incurred in conjunction with a business combination are recognized in other income (loss), net on our consolidated statements of income (loss). In an asset acquisition, these costs are included in the total consideration paid and allocated to the acquired assets.
For additional information about acquisitions, see Note 7.
Goodwill—Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. We evaluate goodwill for impairment annually during the fourth quarter of each year using balances at October 1 and at interim dates if indicators of impairment exist. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount.
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
When determining fair value, we utilize internally developed discounted future cash flow models, third-party valuation specialist models, third-party appraisals or broker valuations, and if appropriate, current estimated net sales proceeds from pending offers. Under the discounted cash flow approach, we utilize various assumptions requiring judgment, including projected future cash flows, discount rates, and capitalization rates. Our estimates of projected future cash flows are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of our routine, long-term planning process. We then compare the estimated fair value to our carrying value. If the carrying value is in excess of the fair value, we recognize an impairment charge in asset impairments on our consolidated statements of income (loss) based on the amount by which the reporting unit's carrying value exceeded its fair value, limited to the carrying amount of goodwill. For additional information about goodwill, see Note 9.
Indefinite-Lived Intangible Assets—We have certain brand and other indefinite-lived intangible assets that were acquired through various business combinations. At the time of each acquisition, fair value was estimated using a relief from royalty method.
We evaluate indefinite-lived intangible assets for impairment annually during the fourth quarter of each year using balances at October 1 and at interim dates if indicators of impairment exist. We use the relief from royalty method to estimate the fair value. When determining fair value, we utilize internally developed discounted future cash flow models and third-party valuation specialist models, which include various assumptions requiring judgment, including projected future cash flows, discount rates, and market royalty rates. Our estimates of projected cash flows are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of our routine, long-term planning process. We then compare the estimated fair value to our carrying value. If the carrying value is in excess of the fair value, we recognize an impairment charge in asset impairments on our consolidated statements of income (loss). For additional information about indefinite-lived intangible assets, see Note 9.
Guarantees—We enter into performance guarantees related to certain hotels we manage. We also enter into debt repayment and other guarantees with respect to unconsolidated hospitality ventures and certain managed and franchised hotels. We record a liability for the fair value of these guarantees at their inception date. In order to estimate the fair value, we use a Monte Carlo simulation to model the probability of possible outcomes. The valuation methodology requires that we make certain assumptions and judgments regarding discount rates, volatility, hotel operating results, and hotel property sales prices. The fair value is not revalued due to future changes in assumptions. The corresponding offset depends on the circumstances in which the guarantee was issued and is recorded to equity method investments, other assets, or expenses. We amortize the liability for the fair value of a guarantee into income over the term of the guarantee using a systematic and rational, risk-based approach. Guarantees related to our managed hotels are amortized into income in other income (loss), net on our consolidated statements of income (loss). Guarantees related to our unconsolidated hospitality ventures are amortized into equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income (loss).
•Performance and other guarantees—On a quarterly basis, we evaluate the likelihood of funding under a guarantee. To the extent we determine an obligation to fund is both probable and estimable based on performance during the period, we record a separate contingent liability and recognize expense in other income (loss), net.
•Debt repayment guarantees—At inception of the guarantee and on a quarterly basis, we evaluate the risk of funding under a guarantee. We assess credit risk based on the current and forecasted performance of the underlying property, whether the property owner is current on debt service, the historical performance of the underlying property, and the current market, and we record a separate liability and recognize expense in other income (loss), net or equity earnings (losses) from unconsolidated hospitality ventures based on the nature of the guarantee.

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
Fair Value—We apply the provisions of fair value measurement to various financial instruments, which we measure at fair value on a recurring basis, and to various financial and nonfinancial assets and liabilities, which we measure at fair value on a nonrecurring basis. We disclose the fair value of our financial assets and liabilities based on observable market information where available or on market participant assumptions. These assumptions are subjective in nature and involve matters of judgment, and therefore, fair values cannot always be determined with precision. When determining fair value, we maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of the fair value hierarchy are as follows:
•Level One—Fair values based on unadjusted quoted prices in active markets for identical assets and liabilities;
•Level Two—Fair values based on quoted market prices for similar assets and liabilities in active markets, quoted prices in inactive markets for identical assets and liabilities, and inputs other than quoted market prices that are observable for the asset or liability; and
•Level Three—Fair values based on inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. Valuation techniques could include the use of discounted cash flow models and similar techniques.
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
Stock-Based Compensation—As part of our LTIP, we award SARs, RSUs, and PSUs to certain employees and non-employee directors:
•SARs—Each vested SAR gives the holder the right to the difference between the value of one share of our Class A common stock at the exercise date and the value of one share of our Class A common stock at the grant date. The value of the SARs is determined using the fair value of our common stock at the grant date based on the closing stock price of our Class A common stock. SARs generally vest 25% annually over four years, beginning on the first anniversary after the grant date. Vested SARs can be exercised over their life as determined in accordance with the LTIP. All SARs have a 10-year contractual term, are settled in shares of our Class A common stock, and are accounted for as equity instruments.
We recognize the compensation expense on a straight-line basis from the date of grant through the requisite service period, which is generally the vesting period, unless the employee meets retirement eligibility criteria resulting in immediate recognition. We recognize the effect of forfeitures as they occur.
•RSUs—Each vested RSU will generally be settled by delivery of a single share of our Class A common stock and therefore is accounted for as an equity instrument. In certain situations, we also grant a limited number of cash-settled RSUs, which are recorded as a liability instrument. The cash-settled RSUs represent an insignificant portion of certain previous grants.

The value of the RSUs is based on the fair value of our common stock at the grant date, based on a valuation of the Company prior to IPO or the closing stock price of our Class A common stock for the December 2009 award and all subsequent awards. Awards issued prior to our November 2009 IPO were deferred and settled once all tranches of the award vested in full or otherwise as provided in the relevant agreements. During the year ended December 31, 2020, all remaining November 2009 IPO awards vested in full. Awards issued in December 2009 and beyond will be settled as each individual tranche vests under the relevant agreements. We recognize compensation expense over the requisite service period of the individual grant, which is generally a vesting period of one to four years, unless the employee meets retirement eligibility criteria resulting in immediate recognition. We recognize the effect of forfeitures as they occur.
Under certain circumstances, we may issue time-vested RSUs with performance requirements, which vest based on the satisfaction of a continued employment requirement and the attainment of specified performance-vesting conditions that are established annually and eligible to be earned in tranches. Generally, these RSUs fully vest and settle in Class A common stock to the extent performance requirements for each tranche are achieved and if the requisite service period, which is generally three to five years, is satisfied. The value of the RSUs is determined using the fair value of our common stock at the grant date based on the closing stock price of our Class A common stock. Due to the fact that the performance conditions are established annually, each tranche may have its own grant date. We issued 51,400 and 140,000 of such RSUs during the years ended December 31, 2020 and December 31, 2019, respectively, for which, 148,690 RSUs have not met the grant date criteria and are therefore, not deemed granted as of December 31, 2020.
•PSUs—PSUs vest and are settled in Class A common stock based on the performance of the Company through the end of the applicable performance period relative to the applicable performance target and are generally subject to continued employment through the applicable performance period. The PSUs will vest at the end of the performance period only if the performance threshold is met and continued service requirements are satisfied; there is no interim performance metric except in the case of certain change in control transactions.
The value of the PSUs is determined using the fair value of our common stock at the grant date based on the closing stock price of our Class A common stock. We recognize compensation expense over the requisite performance period, which is generally a vesting period of approximately three to six years. Compensation expense recognized is dependent on management's quarterly assessment of the expected achievement relative to the applicable performance targets. We recognize the effect of forfeitures as they occur.
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
The program invests amounts received from the properties in marketable securities which are included in other current and long-term assets on our consolidated balance sheets (see Note 4). Deferred revenues related to the loyalty program are classified as current and long-term contract liabilities on our consolidated balance sheets (see Note 3). The costs of administering the loyalty program, including the estimated cost of award redemption, are charged to the participating properties and third-party loyalty alliances based on members' qualified expenditures.
Adopted Accounting Standards
Financial Instruments—Credit Losses—In June 2016, the Financial Accounting Standards Board ("FASB") released ASU 2016-13. ASU 2016-13 replaces the existing impairment model for most financial assets from an incurred loss model to a current expected credit loss model, which requires an entity to recognize allowances for credit losses equal to its current estimate of all contractual cash flows the entity does not expect to collect. ASU 2016-13 also requires credit losses relating to AFS debt securities to be recognized through an allowance for credit losses. We adopted ASU 2016-13 on January 1, 2020 utilizing the modified retrospective approach. Upon adoption, we recorded an adjustment of $1 million, net of tax, to opening retained earnings related to our credit loss for accounts receivable, a $12 million increase to our HTM debt securities, and a corresponding $12 million credit loss allowance on our consolidated balance sheets. The adoption of ASU 2016-03 did not materially affect our consolidated statements of income (loss) or our consolidated statements of cash flows, and the adoption adjustments do not reflect the impact of the COVID-19 pandemic.
Future Adoption of Accounting Standards

Reference Rate Reform—In March 2020, the FASB issued Accounting Standards Update No. 2020-04 ("ASU 2020-04"), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions that we can elect to adopt, subject to meeting certain criteria, regarding contract modifications, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The relief provided in ASU 2020-04 is applicable to all entities, but is only available through December 31, 2022. We are still assessing the impact of adopting ASU 2020-04.
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenues
The following tables present our revenues disaggregated by the nature of the product or service:

	Year Ended December 31, 2020
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$283	$—	$—	$—	$—	$(12)	$271
Food and beverage	148	—	—	—	—	—	148
Other	94	—	—	—	—	—	94
Owned and leased hotels	525	—	—	—	—	(12)	513

Base management fees	—	72	26	13	—	(15)	96
Incentive management fees	—	4	14	5	—	(1)	22
Franchise fees	—	61	1	1	—	—	63
Other fees	—	4	11	4	4	—	23
License fees	—	11	9	—	15	—	35
Management, franchise, and other fees	—	152	61	23	19	(16)	239
Contra revenue	—	(18)	(2)	(10)	—	—	(30)
Net management, franchise, and other fees	—	134	59	13	19	(16)	209

Other revenues	—	42	—	—	15	1	58

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	1,152	75	55	4	—	1,286

Total	$525	$1,328	$134	$68	$38	$(27)	$2,066

	Year Ended December 31, 2019
	Owned and leased hotels (a)	Americas management and franchising (a)	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other (a)	Eliminations (a)	Total
Rooms revenues	$1,083	$—	$—	$—	$—	$(35)	$1,048
Food and beverage	619	—	—	—	—	—	619
Other	181	—	—	—	—	—	181
Owned and leased hotels	1,883	—	—	—	—	(35)	1,848

Base management fees	—	229	46	37	—	(52)	260
Incentive management fees	—	65	72	38	—	(24)	151
Franchise fees	—	136	4	1	—	—	141
Other fees	—	5	14	7	6	—	32
License fees	—	4	—	—	20	—	24
Management, franchise, and other fees	—	439	136	83	26	(76)	608
Contra revenue	—	(15)	(2)	(5)	—	—	(22)
Net management, franchise, and other fees	—	424	134	78	26	(76)	586

Other revenues	—	89	—	—	35	1	125

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	2,268	113	74	6	—	2,461

Total	$1,883	$2,781	$247	$152	$67	$(110)	$5,020
(a) Amounts presented have been adjusted for changes within the segments effective on January 1, 2020 (see Note 19).

	Year Ended December 31, 2018
	Owned and leased hotels (a)	Americas management and franchising (a)	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other (a)	Eliminations (a)	Total
Rooms revenues	$1,133	$—	$—	$—	$—	$(33)	$1,100
Food and beverage	646	—	—	—	—	—	646
Other	172	—	—	—	—	—	172
Owned and leased hotels	1,951	—	—	—	—	(33)	1,918

Base management fees	—	202	44	34	—	(55)	225
Incentive management fees	—	67	71	39	—	(29)	148
Franchise fees	—	123	3	1	—	—	127
Other fees	—	10	9	6	6	—	31
License fees	—	3	—	—	18	—	21
Management, franchise, and other fees	—	405	127	80	24	(84)	552
Contra revenue	—	(13)	(2)	(5)	—	—	(20)
Net management, franchise, and other fees	—	392	125	75	24	(84)	532

Other revenues	—	—	—	—	43	5	48

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	1,787	95	68	6	—	1,956

Total	$1,951	$2,179	$220	$143	$73	$(112)	$4,454
(a) Amounts presented have been adjusted for changes within the segments effective on January 1, 2020 (see Note 19).
Contract Balances
Our contract assets are insignificant at December 31, 2020 and December 31, 2019.
Contract liabilities are comprised of the following:

	December 31, 2020	December 31, 2019
Deferred revenue related to the loyalty program	$733	$671
Deferred revenue related to insurance programs	47	46
Advanced deposits	44	77
Initial fees received from franchise owners	41	41
Other deferred revenue	76	85
Total contract liabilities	$941	$920

The following table summarizes the activity in our contract liabilities:

	2020	2019
Beginning balance, January 1	$920	$830
Cash received and other	564	1,025
Revenue recognized	(543)	(935)
Ending balance, December 31	$941	$920
Revenue recognized during the years ended December 31, 2020 and December 31, 2019 included in the contract liabilities balance at the beginning of each year was $243 million and $375 million, respectively. This revenue primarily relates to the loyalty program, which is recognized net of redemption reimbursements paid to third parties.

Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $120 million at December 31, 2020, of which we expect to recognize approximately 10% of the revenue over the next 12 months and the remainder thereafter.
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

Equity Method Investments
Equity method investments were $260 million and $232 million at December 31, 2020 and December 31, 2019, respectively, and are primarily recorded on our owned and leased hotels segment.
The carrying values and ownership interests of our investments in unconsolidated hospitality ventures accounted for under the equity method are as follows:

Investee	Existing or future hotel property	Ownership interest	Carrying value
			December 31, 2020	December 31, 2019
Hyatt of Baja, S. de. R.L. de C.V.	Park Hyatt Los Cabos	50.0%	$50	$48
HP Boston Partners, LLC	Hyatt Place Boston / Seaport District	50.0%	28	29
Hotel am Belvedere Holding GmbH & Co KG	Andaz Vienna Am Belvedere	50.0%	24	22
H.E. Philadelphia HC Hotel, L.L.C.	Hyatt Centric Center City Philadelphia	42.3%	19	—
San Jose Hotel Partners, L.L.C.	Hyatt Place San Jose Airport, Hyatt House San Jose Airport	40.0%	18	20
33 Beale Street Hotel Company, LLC	Hyatt Centric Beale Street Memphis	50.0%	15	11
CBR HCN, LLC	Hyatt Centric Downtown Nashville	40.0%	15	12
HC Lenox JV LLC	Hyatt Centric Atlanta / Buckhead	50.0%	15	1
Desarrolladora Hotelera Acueducto, S. de R.L. de C.V.	Hyatt Regency Andares Guadalajara	50.0%	13	14
Portland Hotel Properties, L.L.C.	Hyatt Centric Downtown Portland	40.0%	9	13
HH Nashville JV Holdings, L.L.C.	Hyatt House Nashville at Vanderbilt	50.0%	9	11
Other	Various		45	51
Total equity method investments			$260	$232

The following tables present summarized financial information for all unconsolidated hospitality ventures in which we hold an investment accounted for under the equity method:

	Year Ended December 31,
	2020	2019	2018
Total revenues	$243	$496	$513
Gross operating profit	30	179	182
Loss from continuing operations	(206)	(24)	(16)
Net loss	(206)	(24)	(16)

	December 31, 2020	December 31, 2019
Current assets	$168	$231
Noncurrent assets	1,754	1,417
Total assets	$1,922	$1,648

Current liabilities	$177	$143
Noncurrent liabilities	1,527	1,270
Total liabilities	$1,704	$1,413
During the year ended December 31, 2020, we had no significant sales activity.
During the year ended December 31, 2019, we recognized $8 million of gains in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income (loss) resulting from sales activity related to certain equity method investments within our owned and leased hotels segment and received $25 million of related sales proceeds.
During the year ended December 31, 2018, we had the following activity:
•We recognized $40 million of net gains in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income (loss) resulting from sales activity related to certain equity method investments primarily within our owned and leased hotels segment and received $43 million of related sales proceeds.
•We completed an asset acquisition of our partner's interest in certain unconsolidated hospitality ventures in Brazil for a net purchase price of approximately $4 million. We recognized $16 million of impairment charges related to these investments in equity earnings (losses) from unconsolidated hospitality ventures in our owned and leased hotels segment on our consolidated statements of income (loss) as the carrying value was in excess of fair value.
During the years ended December 31, 2020, December 31, 2019, and December 31, 2018, we recognized $1 million, $7 million, and $16 million of impairment charges, respectively, in equity earnings (losses) from unconsolidated hospitality ventures on our consolidated statements of income (loss) as the carrying values were in excess of fair values. The fair values were determined to be Level Three fair value measures, and the impairments were deemed other-than-temporary.

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
Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value and included on our consolidated balance sheets, were as follows:

	December 31, 2020	December 31, 2019
Loyalty program (Note 10)	$567	$483
Deferred compensation plans held in rabbi trusts (Note 10 and Note 13)	511	450
Captive insurance company (Note 10)	226	180
Total marketable securities held to fund operating programs	$1,304	$1,113
Less: current portion of marketable securities held to fund operating programs included in cash and cash equivalents, short-term investments, and prepaids and other assets	(238)	(219)
Marketable securities held to fund operating programs included in other assets	$1,066	$894
Net realized and unrealized gains and interest income from marketable securities held to fund the loyalty program are recognized in other income (loss), net on our consolidated statements of income (loss):

	Year Ended December 31,
	2020	2019	2018
Loyalty program (Note 21)	$29	$26	$4
Our loyalty program holds marketable securities, including $25 million and $0 of AFS debt securities at December 31, 2020 and December 31, 2019, respectively, which are invested in U.S. government agencies and obligations, asset-backed securities, commercial mortgage-backed securities, municipal bonds, and corporate debt securities and have contractual maturity dates ranging from 2021 through 2069. The fair value of our AFS debt securities approximates amortized cost.
Net realized and unrealized gains (losses) and interest income from marketable securities held to fund rabbi trusts are recognized in net gains (losses) and interest income from marketable securities held to fund rabbi trusts on our consolidated statements of income (loss):

	Year Ended December 31,
	2020	2019	2018
Unrealized gains (losses)	$24	$42	$(45)
Realized gains	36	20	34
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$60	$62	$(11)
Our captive insurance company holds marketable securities which include $70 million and $52 million of equity securities with a readily determinable fair value at December 31, 2020 and December 31, 2019, respectively. The fair value of the equity securities is classified as Level One in the fair value hierarchy as we are able to obtain market available pricing information. The remeasurement of our investment at fair value resulted in unrealized gains of $4 million and $0 during the years ended December 31, 2020 and December 31, 2019, respectively, which was recognized in other income (loss), net on our consolidated statements of income (loss) (see Note 21).
Our captive insurance company also holds $57 million and $65 million of AFS debt securities at December 31, 2020 and December 31, 2019, respectively, which are invested in U.S. government agencies and obligations, time deposits, and corporate debt securities and have contractual maturity dates ranging from 2021 through 2025. The fair value of our AFS debt securities approximates amortized cost.

Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes are recorded at cost or fair value, depending on the nature of the investment, and are included on our consolidated balance sheets as follows:

	December 31, 2020	December 31, 2019
Time deposits (a)	$657	$37
Interest-bearing money market funds (a)	107	147
Common shares of Playa N.V. (Note 10)	72	102
Total marketable securities held for investment purposes	$836	$286
Less: current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(764)	(184)
Marketable securities held for investment purposes included in other assets	$72	$102
(a) A portion of proceeds from our Senior Notes issuances during the year ended December 31, 2020 were reinvested in interest-bearing money market funds and time deposits at December 31, 2020 (see Note 11).

We hold common shares of Playa Hotels & Resorts N.V. ("Playa N.V.") which are accounted for as an equity security with a readily determinable fair value as we do not have the ability to significantly influence the operations of the entity. The fair value of the common shares is classified as Level One in the fair value hierarchy as we are able to obtain market available pricing information. The remeasurement of our investment at fair value resulted in $30 million of unrealized losses, $15 million of unrealized gains, and $44 million of unrealized losses for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively, recognized in other income (loss), net on our consolidated statements of income (loss) (see Note 21). We did not sell any shares of common stock during the years ended December 31, 2020 and December 31, 2019.
Other Investments
HTM Debt Securities—At December 31, 2020 and December 31, 2019, we held $81 million and $58 million, respectively, of investments in HTM debt securities, net of allowances of $21 million and $0, respectively, which are investments in third-party entities that own or are developing certain of our hotels and are recorded within other assets on our consolidated balance sheets. The securities are mandatorily redeemable between 2021 and 2027. We estimated the fair value of HTM debt securities to be approximately $100 million and $58 million at December 31, 2020 and December 31, 2019, respectively. The fair values, which are classified as Level Three in the fair value hierarchy, are estimated using internally developed discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.
Equity Securities Without a Readily Determinable Fair Value—At December 31, 2020 and December 31, 2019, we had $12 million and $7 million, respectively, of investments in equity securities without a readily determinable fair value, which represent investments in entities where we do not have the ability to significantly influence the operations of the entity.
Due to ongoing operating cash flow shortfalls in the business underlying an equity security during the year ended December 31, 2018, we recognized a $22 million impairment charge for our full investment balance in other income (loss), net on our consolidated statements of income (loss) (see Note 21) as the carrying value was in excess of the fair value. The fair value was determined to be a Level Three fair value measure. During the year ended December 31, 2018, the entity in which we held our investment disposed of its assets.

Fair Value—We measured the following financial assets at fair value on a recurring basis:

	December 31, 2020	Cash and cash equivalents	Short-term investments	Prepaids and other assets	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$327	$327	$—	$—	$—
Mutual funds	581	—	—	—	581
Common shares	72	—	—	—	72
Level Two - Significant Other Observable Inputs
Time deposits	662	—	659	—	3
U.S. government obligations	208	—	3	—	205
U.S. government agencies	65	—	—	—	65
Corporate debt securities	159	—	13	—	146
Mortgage-backed securities	24	—	—	—	24
Asset-backed securities	35	—	—	—	35
Municipal and provincial notes and bonds	7	—	—	—	7
Total	$2,140	$327	$675	$—	$1,138

	December 31, 2019	Cash and cash equivalents	Short-term investments	Prepaids and other assets	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$269	$269	$—	$—	$—
Mutual funds	502	—	—	—	502
Common shares	102	—	—	—	102
Level Two - Significant Other Observable Inputs
Time deposits	47	—	41	—	6
U.S. government obligations	202	—	4	31	167
U.S. government agencies	50	—	3	6	41
Corporate debt securities	161	—	20	18	123
Mortgage-backed securities	23	—	—	4	19
Asset-backed securities	39	—	—	6	33
Municipal and provincial notes and bonds	4	—	—	1	3
Total	$1,399	$269	$68	$66	$996

During the years ended December 31, 2020 and December 31, 2019, there were no transfers between levels of the fair value hierarchy. We do not have nonfinancial assets or nonfinancial liabilities required to be measured at fair value on a recurring basis.
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

5.    PROPERTY AND EQUIPMENT, NET

	December 31, 2020	December 31, 2019
Land	$658	$690
Buildings	3,381	3,285
Leasehold improvements	187	194
Furniture, equipment, and computers	1,216	1,183
Construction in progress	32	253
Property and equipment	5,474	5,605
Less: accumulated depreciation	(2,348)	(2,149)
Total property and equipment, net	$3,126	$3,456

	Year Ended December 31,
	2020	2019	2018
Depreciation expense	$283	$304	$312
Interest capitalized as a cost of property and equipment was $5 million, $6 million, and $3 million for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively.
During the year ended December 31, 2020, the carrying values of certain property and equipment were in excess of fair values, which were determined to be Level Three fair value measurements, and we recognized $9 million of impairment charges in asset impairments on our consolidated statements of income (loss) within corporate and other. During the years ended December 31, 2019 and December 31, 2018, we did not recognize any property and equipment impairment charges.
6.    RECEIVABLES
Accounts Receivable
At December 31, 2020 and December 31, 2019, we had $316 million and $421 million of net receivables, respectively, on our consolidated balance sheets.
The following table summarizes the activity in our accounts receivable allowance for credit losses:

	2020	2019
Allowance at January 1	$32	$26
Adoption of ASU 2016-13 (Note 2)	2	—
Provisions	35	14
Write-offs and recoveries	(13)	(8)
Allowance at December 31	$56	$32
Financing Receivables

	December 31, 2020	December 31, 2019
Unsecured financing to hotel owners	$145	$135
Less: current portion of financing receivables, included in receivables, net	(2)	—
Less: allowance for credit losses	(114)	(100)
Total long-term financing receivables, net of allowances	$29	$35

Allowance for Credit Losses—The following table summarizes the activity in our unsecured financing receivables allowance for credit losses:

	2020	2019
Allowance at January 1	$100	$101
Provisions	29	6
Write-offs	(17)	(6)
Other adjustments	2	(1)
Allowance at December 31	$114	$100
Credit Monitoring—Our unsecured financing receivables were as follows:

	December 31, 2020
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$30	$(1)	$29	$—
Impaired loans (1)	53	(53)	—	53
Total loans	83	(54)	29	53
Other financing arrangements	62	(60)	2	58
Total unsecured financing receivables	$145	$(114)	$31	$111
(1) The unpaid principal balance was $42 million and the average recorded loan balance was $48 million at December 31, 2020.

	December 31, 2019
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$33	$(1)	$32	$—
Impaired loans (2)	43	(43)	—	43
Total loans	76	(44)	32	43
Other financing arrangements	59	(56)	3	56
Total unsecured financing receivables	$135	$(100)	$35	$99
(2) The unpaid principal balance was $33 million and the average recorded loan balance was $46 million at December 31, 2019.
Fair Value—We estimated the fair value of financing receivables to be approximately $44 million and $36 million at December 31, 2020 and December 31, 2019, respectively. The fair values, which are classified as Level Three in the fair value hierarchy, are estimated using discounted future cash flow models. The principal inputs used are projected future cash flows and the discount rate, which is generally the effective interest rate of the loan.
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
As it relates to the $57 million contingent consideration liability recorded at December 31, 2018, of which $2 million and $3 million remained at December 31, 2020 and December 31, 2019, respectively, the following occurred during the year ended December 31, 2019:
•The sellers completed the aforementioned specific actions with respect to certain management agreements, and we paid $24 million of additional consideration to the sellers.
•For those management agreements where the specific actions were not completed or payment is no longer probable, we released $30 million of the contingent liability to other income (loss), net on our consolidated statements of income (loss) during the year ended December 31, 2019 (see Note 21).
The acquisition includes management and license agreements for operating and pipeline hotels primarily across North America and Asia under five hospitality brands.
During the year ended December 31, 2019, the fair values of the assets acquired and liabilities assumed were revised as we refined our analysis of contract terms and renewal assumptions, which affected the underlying cash flows in the valuation. This resulted in a $38 million reduction in intangibles, net with an offsetting increase in goodwill on our consolidated balance sheet at December 31, 2019. We finalized the fair values of the assets acquired and liabilities assumed, which are classified as Level Three in the fair value hierarchy, during 2019. The fair values are based on information that was available as of the date of acquisition and estimated using discounted future cash flow models and relief from royalty method, including revenue projections based on the expected contract terms, renewal assumptions, and long-term growth rates, as well as the selection of discount rates.

The following table summarizes the fair value of the identifiable net assets acquired:

Cash	$32
Receivables	20
Other current assets	2
Equity method investment	2
Property and equipment	2
Indefinite-lived intangibles (1) (5)	96
Management agreement intangibles (2) (5)	205
Goodwill (3)	199
Other assets (4)	25
Total assets	$583

Advanced deposits (6)	$20
Other current liabilities	23
Other long-term liabilities (4)	33
Total liabilities	76
Total net assets acquired	$507
(1) Includes brand-related intangibles.
(2) Amortized over useful lives of 1 to 19 years, with a weighted-average useful life of approximately 12 years.
(3) The goodwill, of which $154 million is tax deductible, is attributable to the growth opportunities we expect to realize by expanding into new markets and enhancing guest experiences through these newly acquired lifestyle brands (see Note 9).
(4) Includes $13 million of pre-acquisition liabilities relating to certain foreign filing positions, including $4 million of interest and penalties. We recorded an offsetting indemnification asset which we expect to collect under contractual arrangements. During the year ended December 31, 2020, $8 million of liabilities and offsetting assets were released as the statute of limitations expired (see Note 14).
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
Miraval—In conjunction with the Miraval acquisition during the year ended December 31, 2017, a consolidated hospitality venture for which we are the managing partner (the "Miraval Venture") issued $9 million of redeemable preferred shares to unrelated third-party investors. The preferred shares were non-voting, except as required by applicable law and certain contractual approval rights, and had liquidation preference over all other classes of securities within the Miraval Venture. The redeemable preferred shares earned a return of 12%. During the year ended December 31, 2018, the preferred shares were redeemed for $10 million.
Dispositions
Hyatt Regency Baku—During the year ended December 31, 2020, we sold shares of the entities which own Hyatt Regency Baku to an unrelated third party for approximately $11 million, net of $4 million of cash disposed, closing costs, and proration adjustments, and accounted for the transaction as an asset disposition. We entered into a long-term management agreement for the property upon sale. The sale resulted in a $30 million pre-tax loss, including the reclassification of $24 million of currency translation losses from accumulated other comprehensive loss (see Note 16), which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2020. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.

Exhale—During the year ended December 31, 2020, we sold shares of the entity which owns the Exhale spa and fitness business to an unrelated third party for a nominal amount and accounted for the transaction as a business disposition. The sale resulted in an $11 million pre-tax loss, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2020. The operating results and financial position of this business prior to the sale remain within corporate and other.
Land—During the year ended December 31, 2020, we sold land and construction in progress to an unrelated third party for a nominal amount and accounted for the transaction as an asset disposition. The sale resulted in a $3 million pre-tax loss, including the reclassification of $1 million of currency translation losses from accumulated other comprehensive loss (see Note 16), which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2020.
Hyatt Centric City Center Philadelphia—During the year ended December 31, 2020, an unrelated third-party invested in certain of our subsidiaries that developed Hyatt Centric City Center Philadelphia and adjacent parking and retail space in exchange for 58% ownership interest, resulting in the derecognition of the nonfinancial assets of the subsidiaries. As a result of the transaction, we received $72 million of proceeds, recorded our 42% ownership interest as an equity method investment, and recognized a $4 million pre-tax gain in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2020. Our $22 million equity method investment was recorded at fair value based on the value contributed by our partner to the unconsolidated hospitality venture. As additional consideration, we received a $5 million investment in an equity security without a readily determinable fair value.
Building—During the year ended December 31, 2020, we sold a commercial building in Omaha, Nebraska for $6 million, net of closing costs and proration adjustments. In conjunction with the sale, we entered into a lease for a portion of the building and accounted for the transaction as a sale and leaseback, for which a $4 million operating lease right-of-use asset and related lease liability were recorded on our consolidated balance sheet. The sale resulted in a $4 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2020. The operating lease has a weighted-average remaining term of 9 years and a weighted-average discount rate of 3.25%. The lease includes an option to extend the lease term by 5 years.
Grand Hyatt Seoul—During the year ended December 31, 2019, we sold the shares of the entity which owns Grand Hyatt Seoul and adjacent land to an unrelated third party for approximately $467 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. We entered into a long-term management agreement for the property upon sale. The sale resulted in a $349 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2019. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Contractual Right—During the year ended December 31, 2019, we sold our contractual right to purchase Hyatt Regency Portland at the Oregon Convention Center to an unrelated third party for approximately $21 million, net of closing costs. We entered into a long-term management agreement for the property upon sale. The sale resulted in a $16 million pre-tax gain, which was recognized in other income (loss), net on our consolidated statements of income (loss) during the year ended December 31, 2019 (see Note 21).
Land—During the year ended December 31, 2019, we acquired $15 million of land through an asset acquisition from an unrelated third party to develop a hotel in Austin, Texas and subsequently sold the land and related construction in progress through an asset disposition during 2019.
Hyatt Regency Atlanta—During the year ended December 31, 2019, we sold Hyatt Regency Atlanta to an unrelated third party for approximately $346 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. We entered into a long-term management agreement for the property upon sale. The sale resulted in a $272 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2019. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Land and Lease Assignment—During the year ended December 31, 2019, we sold the property adjacent to Grand Hyatt San Francisco and assigned the related Apple store lease to an unrelated third party for approximately $115 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. The sale resulted in a $101 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2019. The operating results and financial position of this property prior to the sale remain within our owned and leased hotels segment.

A Hyatt House Hotel—During the year ended December 31, 2018, we sold a select service property for $48 million, net of closing costs and proration adjustments, to an unrelated third party and accounted for the transaction as an asset disposition. We entered into a long-term management agreement for the property upon sale. The sale resulted in a $4 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2018. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.

Hyatt Regency Mexico City—During the year ended December 31, 2018, we sold the shares of the entity which owns Hyatt Regency Mexico City, an investment in an unconsolidated hospitality venture, and adjacent land, a portion of which will be developed as Park Hyatt Mexico City, to an unrelated third party for approximately $405 million and accounted for the transaction as an asset disposition. We entered into long-term management agreements for the properties upon sale. We received $360 million of proceeds and issued $46 million of unsecured financing receivables, which were repaid in full during the year ended December 31, 2019. The sale resulted in a pre-tax gain of approximately $238 million, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2018. In connection with the disposition, we recognized a $21 million goodwill impairment charge in asset impairments on our consolidated statements of income (loss) during the year ended December 31, 2018. The assets disposed represented the entirety of the related reporting unit and therefore, no business operations remained to support the related goodwill, which was therefore impaired (see Note 9). The operating results and financial position prior to the sale remain within our owned and leased hotels segment.

Grand Hyatt San Francisco, Andaz Maui at Wailea Resort, and Hyatt Regency Coconut Point Resort and Spa—During the year ended December 31, 2018, we sold Grand Hyatt San Francisco, Andaz Maui at Wailea Resort together with adjacent land, and Hyatt Regency Coconut Point Resort and Spa to an unrelated third party as a portfolio for approximately $992 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. We entered into long-term management agreements for the properties upon sale. The sale resulted in a $531 million pre-tax gain, which was recognized in gains (losses) on sales of real estate and other on our consolidated statements of income (loss) during the year ended December 31, 2018. The operating results and financial position of these hotels prior to the sale remain within our owned and leased hotels segment. Although we concluded the disposal of these properties does not qualify as discontinued operations, the disposal is considered to be material. Pre-tax net income attributable to the three properties was $15 million during the year ended December 31, 2018.

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

In conjunction with the sale of the property adjacent to Grand Hyatt San Francisco during the year ended December 31, 2019, $115 million of proceeds were held as restricted for use in a potential like-kind exchange. However, we did not acquire the identified replacement property within the specified 180 day period, and the proceeds were released during the year ended December 31, 2020.

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

8.    LEASES
Lessee
A summary of operating lease expense is as follows:

	Year Ended December 31,
	2020	2019	2018
Minimum rentals	$45	$50	$38
Contingent rentals	38	97	47
Total operating lease expense	$83	$147	$85
Total lease expense related to short-term leases and finance leases was insignificant for the years ended December 31, 2020, December 31, 2019, and December 31, 2018.
Supplemental balance sheet information related to finance leases is as follows:

	December 31, 2020	December 31, 2019
Property and equipment, net (1)	$8	$9

Current maturities of long-term debt	$2	$2
Long-term debt	7	9
Total finance lease liabilities	$9	$11
(1) Finance lease assets are net of $15 million and $14 million, respectively, of accumulated amortization.
Weighted-average remaining lease terms and discount rates are as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term in years
Operating leases (1)	22	21
Finance leases	6	7

Weighted-average discount rate
Operating leases	3.9%	3.7%
Finance leases	0.6%	0.9%
(1) Certain of our hotel and land leases have nominal or contingent rental payments and are excluded from the weighted-average remaining lease term calculation resulting in a lower weighted-average term.

The maturities of lease liabilities for the next five years and thereafter are as follows:

Year ending December 31,	Operating leases	Finance leases
2021	$43	$2
2022	40	2
2023	39	2
2024	37	2
2025	31	2
Thereafter	414	1
Total minimum lease payments	$604	$11
Less: amount representing interest	(198)	(2)
Present value of minimum lease payments	$406	$9

Lessor—We lease retail space under operating leases at certain of our owned hotels. Rental payments are primarily fixed with certain variable payments based on a contractual percentage of revenues. We recognized rental income within owned and leased hotels revenues on our consolidated statements of income (loss) as follows:

	Year Ended December 31,
	2020	2019	2018
Rental income	$16	$23	$25
The future minimum lease receipts scheduled to be received for the next five years and thereafter are as follows:

Year Ending December 31,
2021	$14
2022	11
2023	9
2024	4
2025	3
Thereafter	6
Total minimum lease receipts	$47
9.    GOODWILL AND INTANGIBLE ASSETS, NET

	Owned and leased hotels (1)	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other (1)	Total
Balance at January 1, 2019
Goodwill	$210	$168	$18	$3	$4	$403
Accumulated impairment losses	(116)	—	—	—	(4)	(120)
Goodwill, net	$94	$168	$18	$3	$—	$283
Activity during the year
Measurement period adjustments (Note 7)	—	64	(18)	(3)	—	43
Balance at December 31, 2019
Goodwill	210	232	—	—	4	446
Accumulated impairment losses	(116)	—	—	—	(4)	(120)
Goodwill, net	$94	$232	$—	$—	$—	$326
Activity during the year
Impairment losses	(38)	—	—	—	—	(38)
Balance at December 31, 2020
Goodwill	210	232	—	—	4	446
Accumulated impairment losses	(154)	—	—	—	(4)	(158)
Goodwill, net	$56	$232	$—	$—	$—	$288
(1) Amounts presented have been adjusted for changes within the segments effective on January 1, 2020 (see Note 19).
During the year ended December 31, 2020, the carrying values of two reporting units were in excess of fair values, which were determined to be Level Three fair value measurements, and we recognized $38 million of goodwill impairment charges in asset impairments on our consolidated statements of income (loss) within our owned and leased hotels segment. During the year ended December 31, 2019, we did not recognize any goodwill impairment charges. During the year ended December 31, 2018, we recognized $25 million of goodwill impairment charges primarily related to the Hyatt Regency Mexico City transaction in asset impairments on our consolidated statements of income (loss) (see Note 7).

	December 31, 2020	Weighted-average useful lives in years	December 31, 2019
Management and franchise agreement intangibles	$354	18	$367
Brand and other indefinite-lived intangibles	130	—	144
Advanced booking intangibles	6	3	14
Other definite-lived intangibles	8	6	8
Intangibles	498		533
Less: accumulated amortization	(113)		(96)
Intangibles, net	$385		$437

	Year Ended December 31,
	2020	2019	2018
Amortization expense	$27	$25	$15
We estimate amortization expense for definite-lived intangibles for the next five years and thereafter as follows:

Year Ending December 31,
2021	$26
2022	24
2023	23
2024	22
2025	21
Thereafter	139
Total amortization expense	$255
During the years ended December 31, 2020 and December 31, 2019, we recognized $14 million and $18 million of impairment charges, respectively, related to management and franchise agreement intangibles and brand and other indefinite-lived intangibles primarily as a result of contract terminations. The impairment charges were recognized in asset impairments on our consolidated statements of income (loss), primarily within our Americas management and franchising segment, and are classified as Level Three in the fair value hierarchy. During the year ended December 31, 2018, we did not recognize any impairment charges related to intangibles.
10.    OTHER ASSETS

	December 31, 2020	December 31, 2019
Marketable securities held to fund rabbi trusts (Note 4)	$511	$450
Management and franchise agreement assets constituting payments to customers (1)	470	423
Marketable securities held to fund the loyalty program (Note 4)	441	347
Marketable securities held for captive insurance company (Note 4)	114	97
Long-term investments (Note 4)	93	65
Common shares of Playa N.V. (Note 4)	72	102
Other	96	104
Total other assets	$1,797	$1,588
(1) Includes cash consideration as well as other forms of consideration provided, such as debt repayment or performance guarantees.

11.    DEBT

	December 31, 2020	December 31, 2019
$250 million senior unsecured notes maturing in 2021—5.375%	$250	$250
$750 million senior unsecured notes maturing in 2022—three-month LIBOR plus 3.000%	750	—
$350 million senior unsecured notes maturing in 2023—3.375%	350	350
$450 million senior unsecured notes maturing in 2025—5.375%	450	—
$400 million senior unsecured notes maturing in 2026—4.850%	400	400
$400 million senior unsecured notes maturing in 2028—4.375%	400	400
$450 million senior unsecured notes maturing in 2030—5.750%	450	—
Tax-Exempt Contract Revenue Empowerment Zone Bonds, Series 2005A	130	130
Contract Revenue Bonds, Senior Taxable Series 2005B	43	47
Floating average rate construction loan	37	49
Other	1	1
Total debt before finance lease obligations	3,261	1,627
Finance lease obligations	9	11
Total debt	3,270	1,638
Less: current maturities	(260)	(11)
Less: unamortized discounts and deferred financing fees	(26)	(15)
Total long-term debt	$2,984	$1,612
Under existing agreements, maturities of debt for the next five years and thereafter are as follows:

Year Ending December 31,
2021	$260
2022	760
2023	361
2024	11
2025	461
Thereafter	1,417
Total maturities of debt	$3,270
Senior Notes—At December 31, 2020 and December 31, 2019, we had unsecured Senior Notes as further described below. Interest on the Senior Notes is payable semi-annually or quarterly. With the exception of the 2022 Notes, we may redeem all or a portion of the Senior Notes at any time at 100% of the principal amount of the Senior Notes redeemed together with the accrued and unpaid interest, plus a make-whole amount, if any. The amount of any make-whole payment depends, in part, on the yield of U.S. Treasury securities with a comparable maturity to the Senior Notes at the date of redemption. The 2022 Notes will not be redeemable at our option at any time before the first anniversary of the issue date of the notes. At any time on or after the first anniversary of the issue date of the 2022 Notes, we may redeem some or all of the notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. A summary of the terms of our outstanding Senior Notes, by year of issuance, is as follows:
•In 2011, we issued $250 million of 5.375% senior notes due 2021, at an issue price of 99.846%.
•In 2013, we issued $350 million of 3.375% senior notes due 2023, at an issue price of 99.498%.
•In 2016, we issued $400 million of 4.850% senior notes due 2026, at an issue price of 99.920%.
•In 2018, we issued $400 million of 4.375% senior notes due 2028, at an issue price of 99.866% (the "2028 Notes"). We received $396 million of net proceeds from the sale of the 2028 Notes, after deducting $4 million of underwriting discounts and other offering expenses. We used a portion of the proceeds from the issuance of the 2028 Notes to redeem the $250 million of 6.875% senior notes due 2019, at an issue price of 99.864% (the "2019 Notes"), and the remainder was used for general corporate purposes.

•In 2020, we issued the 2022 Notes, the 2025 Notes, and the 2030 Notes. We received approximately $1,635 million of net proceeds from the sale, after deducting $15 million of underwriting discounts and other offering expenses. We used a portion of the proceeds from these issuances to repay all outstanding borrowings on our revolving credit facility and settle the outstanding interest rate locks, and we intend to use the remainder for general corporate purposes.
Debt Redemption—During the year ended December 31, 2018, we redeemed all of our outstanding 2019 Notes, of which there was $196 million of aggregate principal outstanding, at a redemption price of approximately $203 million, which was calculated in accordance with the terms of the 2019 Notes and included principal and accrued interest plus a make-whole premium. The $7 million loss on extinguishment of debt was recognized in other income (loss), net on our consolidated statements of income (loss) (see Note 21).
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
Floating Average Rate Construction Loan—During the year ended December 31, 2012, we obtained a secured construction loan with Banco Nacional de Desenvolvimento Econômico e Social - BNDES ("BNDES") in order to develop Grand Hyatt Rio de Janeiro. The loan is split into four separate sub-loans, each with different interest rates. Sub-loans (a) and (b) mature in 2031 and sub-loans (c) and (d) mature in 2023. Borrowings under the four sub-loans bear interest at the following rates, depending on the applicable sub-loan: (a) and (b) the Brazilian Long Term Interest Rate - TJLP plus 2.02%, (c) 2.5%, and (d) the Brazilian Long Term Interest Rate - TJLP. On sub-loans (a), (b), and (d), when the TJLP rate exceeds 6%, the amount corresponding to the TJLP portion above 6% is required to be capitalized daily. At December 31, 2020, the weighted-average interest rates for the sub-loans we have drawn upon is 6.54%. The outstanding balance of the sub-loan subject to the interest rate described in (a) above is subject to adjustment on a daily basis based on BNDES's calculation of the weighted-average of exchange rate variations related to foreign currency funds raised by BNDES in foreign currency. At December 31, 2020 and December 31, 2019, we had Brazilian Real ("BRL") 193 million, or $37 million, and BRL 197 million, or $49 million, outstanding, respectively.
Revolving Credit Facility—During the year ended December 31, 2020, we entered into a Second Amendment to the Second Amended and Restated Credit Agreement (the "Revolver Amendment"). Terms of the Revolver Amendment include, but are not limited to, waivers on certain covenants and modifications to negative covenants and other terms, including the interest rate. The terms of the Revolver Amendment also restrict our ability to repurchase shares and pay dividends through the first quarter of 2021.
During the years ended December 31, 2020 and December 31, 2019, we had $400 million of borrowings and repayments on our revolving credit facility. The weighted-average interest rate on these borrowings was 1.71% and 3.47% at December 31, 2020 and December 31, 2019, respectively. At December 31, 2020 and December 31, 2019, we had no balance outstanding. At December 31, 2020, we had $1,499 million of borrowing capacity available under our revolving credit facility, net of letters of credit outstanding.
The Company had $234 million and $263 million of letters of credit issued through additional banks at December 31, 2020 and December 31, 2019, respectively.

Fair Value—We estimated the fair value of debt, excluding finance leases, which consists of our Senior Notes, bonds, and other long-term debt. Our Senior Notes and bonds are classified as Level Two due to the use and weighting of multiple market inputs in the final price of the security. We estimated the fair value of other debt instruments using discounted cash flow analysis based on current market inputs for similar types of arrangements. Based on the lack of available market data, we have classified our revolving credit facility and other debt instruments as Level Three. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in our assumptions will result in different estimates of fair value.

	December 31, 2020
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (1)	$3,261	$3,561	$—	$3,518	$43
(1) Excludes $9 million of finance lease obligations and $26 million of unamortized discounts and deferred financing fees.

	December 31, 2019
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (2)	$1,627	$1,740	$—	$1,680	$60
(2) Excludes $11 million of capital lease obligations and $15 million of unamortized discounts and deferred financing fees.
Interest Rate Locks—At December 31, 2019, we had outstanding interest rate locks with $275 million in notional value and mandatory settlement dates in 2021. The interest rate locks hedged a portion of the risk of changes in the benchmark interest rate associated with long-term debt we anticipated issuing in the future. These derivative instruments were designated as cash flow hedges and deemed highly effective both at inception and upon settlement, as discussed below.
Upon issuance of the 2030 Notes during the year ended December 31, 2020, we settled the interest rate locks for $61 million, which was recorded in accumulated other comprehensive loss. This loss is being amortized into interest expense on our consolidated statements of income (loss) over the term of the 2030 Notes, and resulted in $4 million of interest expense during the year ended December 31, 2020 (see Note 16). The settlement was reflected as a cash outflow from operating activities on the consolidated statement of cash flows for the year ended December 31, 2020, as our policy is to classify cash flows from derivative instruments in the same category as the item being hedged.
At December 31, 2019, we had $24 million related to these hedging instruments recorded in other long-term liabilities on our consolidated balance sheets. We estimated the fair values of interest rate locks, which were classified as Level Two in the fair value hierarchy, using discounted cash flow models. The primary sensitives in these models were the forward and discount curves.
During the years ended December 31, 2020 and December 31, 2019, we recognized $37 million and $20 million of pre-tax losses, respectively, in unrealized gains (losses) on derivative activity on our consolidated statements of comprehensive income (loss).
12.    EMPLOYEE BENEFIT PLANS
Defined Benefit Plans—We sponsor supplemental executive retirement plans consisting of funded and unfunded defined benefit plans for certain former executives. Retirement benefits are based primarily on the former employees' salary, as defined, and are payable upon satisfaction of certain service and age requirements as defined by the plans. The accumulated benefit obligation related to the unfunded U.S. plan was $23 million and $21 million, of which $22 million and $20 million was recorded as a long-term liability on our consolidated balance sheets, at December 31, 2020 and December 31, 2019, respectively. At December 31, 2020, we expect $1 million of benefits to be paid annually over the next 10 years.
Defined Contribution Plans—We provide retirement benefits to certain eligible employees under the Retirement Savings Plan (a qualified plan under Internal Revenue Code Section 401(k)), the FRP, and other similar plans. For the years ended December 31, 2020, December 31, 2019, and December 31, 2018, we recognized $30 million, $48 million, and $41 million, respectively, of expenses related to the Retirement Savings Plan based on a percentage of eligible employee contributions on stipulated amounts. The majority of these contributions relate to hotel property-level employees, which are reimbursable to us, and are included in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and costs incurred on behalf of managed and franchised properties on our consolidated statements of income (loss).

Deferred Compensation Plans—We provide nonqualified deferred compensation for certain employees through the DCP. Contributions and investment elections are determined by the employees, and we provide contributions to certain eligible employees according to pre-established formulas. The DCP is fully funded through a rabbi trust, therefore changes in the underlying securities impact the deferred compensation liability, which is recorded in other long-term liabilities (see Note 13) and the corresponding marketable securities assets, which are recorded in other assets (see Note 10) on our consolidated balance sheets.
Employee Stock Purchase Program—We provide the ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code. The ESPP provides eligible employees the opportunity to purchase shares of the Company's common stock on a quarterly basis through payroll deductions at a price equal to 95% of the fair value on the last trading day of each quarter. We issued 75,763 shares and 79,700 shares under the ESPP during the years ended December 31, 2020 and December 31, 2019, respectively.
13.    OTHER LONG-TERM LIABILITIES

	December 31, 2020	December 31, 2019
Deferred compensation plans funded by rabbi trusts (Note 4)	$511	$450
Income taxes payable	166	147
Self-insurance liabilities (Note 15)	67	80
Deferred income taxes (Note 14)	48	47
Guarantee liabilities (Note 15)	31	46
Other	88	114
Total other long-term liabilities	$911	$884
14.    TAXES
Our tax provision includes federal, state, local, and foreign income taxes.

	Year Ended December 31,
	2020	2019	2018
U.S. income (loss) before tax	$(694)	$466	$652
Foreign income (loss) before tax	(266)	540	299
Income (loss) before income taxes	$(960)	$1,006	$951
The provision (benefit) for income taxes is comprised of the following:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$(209)	$74	$140
State	8	35	50
Foreign	3	103	25
Total Current	$(198)	$212	$215
Deferred:
Federal	$(11)	$29	$(35)
State	(47)	2	(12)
Foreign	(1)	(3)	14
Total Deferred	$(59)	$28	$(33)
Total	$(257)	$240	$182

On March 27, 2020, the CARES Act was signed into law. The provisions include, but are not limited to, allowing net operating loss carrybacks, modifying the net interest deduction limitations, providing technical corrections to tax depreciation methods for qualified improvement property, allowing refundable payroll tax credits, and deferring employer social security deposits. Specifically, net operating losses incurred in 2020 may be carried back to each of the preceding five years to offset prior year taxable income, generating a refund. This expected refund is recorded in prepaid income taxes on our consolidated balance sheet at December 31, 2020.

During the year ended December 31, 2020, we recognized a $30 million benefit related to the employee retention credit created under the CARES Act, of which $8 million was recognized as a reduction of owned and leased hotels expenses and $22 million was recognized as a reduction of costs incurred on behalf of managed and franchised properties on our consolidated statements of income (loss). The reduction of costs incurred on behalf of managed properties was offset by a reduction in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties with no impact to net income (loss) on our consolidated statements of income (loss) for the year ended December 31, 2020.
The following is a reconciliation of the statutory federal income tax rate to the effective tax rate:

	Year Ended December 31,
	2020	2019	2018
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes—net of federal tax benefit	4.0	2.7	2.6
Impact of foreign operations (excluding unconsolidated hospitality ventures losses)	(2.3)	(2.0)	(5.6)
U.S. net operating loss carryback benefit at 35%	11.5	—	—
U.S. foreign tax credits	(2.3)	—	(1.6)
Tax Cuts and Jobs Act of 2017 deferred rate change	—	—	(0.1)
Tax Cuts and Jobs Act of 2017 deemed repatriation tax	—	—	0.3
Change in valuation allowances	(1.6)	1.0	0.9
Foreign unconsolidated hospitality ventures	(1.0)	0.5	0.9
Tax contingencies	(2.1)	0.3	1.0
Other	(0.4)	0.4	(0.3)
Effective income tax rate	26.8%	23.9%	19.1%

Significant items affecting the 2020 effective tax rate include the impact of U.S. net operating losses that will be benefited at the 35% tax rate in accordance with the terms of the CARES Act and the state impact of U.S. operations. These benefits are offset by a $35 million valuation allowance recorded on foreign tax credit carryforwards and certain foreign net operating losses, which are not expected to be realized within the carryforward period, and the rate differential on foreign operations.

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

Significant items affecting the 2018 effective tax rate include the decrease in the U.S. corporate income tax rate from 35% to 21% as part of the Tax Cuts and Jobs Act of 2017, the low effective tax rate on the Hyatt Regency Mexico City transaction, and a $15 million release of a valuation allowance on foreign tax credits expected to be utilized within the allowed carryforward period. These benefits are partially offset by the impact of certain foreign net operating losses generated that are not expected to be utilized in the future.

The components of the net deferred tax assets and deferred tax liabilities are comprised of the following:

	December 31, 2020	December 31, 2019
Deferred tax assets related to:
Employee benefits	$134	$134
Loyalty program	133	118
Long-term operating lease liabilities	98	103
Foreign and state net operating losses and credit carryforwards	118	50
Allowance for uncollectible assets	40	33
Investments	36	28
Unrealized losses	23	7
Interest and state benefits	5	3
Other	34	33
Valuation allowance	(82)	(41)
Total deferred tax assets	$539	$468
Deferred tax liabilities related to:
Property and equipment	$(131)	$(152)
Operating lease ROU assets	(102)	(105)
Intangibles	(61)	(59)
Investments	(52)	(36)
Prepaid expenses	(19)	(9)
Unrealized gains	(3)	(2)
Other	(12)	(8)
Total deferred tax liabilities	$(380)	$(371)
Net deferred tax assets	$159	$97
Recognized in the balance sheet as:
Deferred tax assets—noncurrent	$207	$144
Deferred tax liabilities—noncurrent	(48)	(47)
Total	$159	$97

During the year ended December 31, 2020, significant changes to our deferred tax balances include a $27 million increase in the deferred tax asset related to federal, state, and foreign net operating losses and credits, net of valuation allowance activity, and a $21 million decrease to the deferred tax liability related property and equipment from the sale of the property adjacent to Grand Hyatt San Francisco.
At December 31, 2020, we have $90 million of deferred tax assets for future tax benefits related to foreign and state net operating losses and $28 million of benefits related to federal and state credits. Of these deferred tax assets, $75 million relates to net operating losses and federal and state credits that expire in 2021 through 2040. However, $43 million primarily relates to foreign net operating losses that have no expiration date and may be carried forward indefinitely. A valuation allowance of $82 million is recorded primarily for certain deferred tax assets related to net operating losses and credits that we do not believe are more likely than not to be realized.
At December 31, 2020, we have $198 million of accumulated undistributed earnings generated by our foreign subsidiaries, the majority of which have been subject to U.S. tax. Any additional taxes due with respect to such earnings or the excess of book basis over tax basis of our foreign investments would generally be limited to foreign withholding and/or U.S. state income taxes, which are not expected to be significant. We continue to assert that undistributed net earnings with respect to certain foreign subsidiaries that have not previously been taxed in the U.S. are indefinitely reinvested.
At December 31, 2020, December 31, 2019, and December 31, 2018, total unrecognized tax benefits were $146 million, $125 million, and $116 million, respectively, of which $49 million, $36 million, and $15 million, respectively, would impact the effective tax rate if recognized. It is reasonably possible that a reduction of up to $5 million of unrecognized tax benefits could occur within 12 months resulting from the expiration of certain tax statutes of limitations and tax settlements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2020	2019	2018
Unrecognized tax benefits—beginning balance	$125	$116	$94
Total increases—current-period tax positions	24	21	10
Total increases (decreases)—prior-period tax positions	3	(7)	18
Settlements	—	(3)	(1)
Lapse of statute of limitations	(6)	(3)	(4)
Foreign currency fluctuation	—	1	(1)
Unrecognized tax benefits—ending balance	$146	$125	$116
In 2020, the $21 million net increase in uncertain tax positions is primarily related to an accrual for the U.S. treatment of the loyalty program. The change in the lapse of statute of limitations is related to local tax filing positions identified as a result of the acquisition of Two Roads (see Note 7).
In 2019, the $9 million net increase in uncertain tax positions is primarily related to an accrual for the U.S. treatment of the loyalty program. The decrease in prior period tax positions primarily relates to the effective settlement of certain federal and state tax matters.
In 2018, the $22 million net increase in uncertain tax positions is primarily related to an accrual for the U.S. treatment of the loyalty program. The increase in prior period tax positions relates to local tax filing positions identified as a result of the acquisition of Two Roads (see Note 7) and a state tax accrual related to filing positions taken on the 2017 state tax returns.
We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total gross accrued interest and penalties were $26 million, $22 million, and $18 million at December 31, 2020, December 31, 2019, and December 31, 2018, respectively.
The amount of interest and penalties recognized as a reduction of our income tax benefit in 2020 was $6 million, primarily related to federal, state, and foreign tax matters. The amount of interest and penalties recognized as a component of income tax expense in 2019 was $5 million, primarily related to federal, state, and foreign tax matters. The amount of interest and penalties recognized as a component of income tax expense in 2018 was insignificant.
We are subject to audits by federal, state, and foreign tax authorities. We are currently under field exam by the IRS for tax years 2015 through 2017. U.S. tax years 2009 through 2011 are before the U.S. Tax Court concerning the tax treatment of the loyalty program. Additionally, U.S. tax years 2012 through 2014 are pending the outcome of the issue currently in U.S. Tax Court. If the IRS' position to include loyalty program contributions as taxable income to the Company is upheld, it would result in an income tax payment of $199 million (including $56 million of estimated interest, net of federal tax benefit) for all assessed years that would be partially offset by a deferred tax asset. As future tax benefits will be recognized at the reduced U.S. corporate income tax rate, $76 million of the payment and related interest would have an impact on the effective tax rate, if recognized. We believe we have an adequate uncertain tax liability recorded in connection with this matter.
We have several state audits pending, including in Illinois and Florida. State income tax returns are generally subject to examination for a period of three to five years after filing of the return. However, the state impact of any federal changes remains subject to examination by various states for a period generally up to one year after formal notification to the states of the federal changes. We also have several foreign audits pending. The statutes of limitations for the foreign jurisdictions ranges from three to ten years after filing the applicable tax return.
15.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements.
Commitments—At December 31, 2020, we are committed, under certain conditions, to lend or provide certain consideration to, or invest in, various business ventures up to $330 million, net of any related letters of credit.
Performance Guarantees—Certain of our contractual agreements with third-party hotel owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels (see Note 2). At December 31, 2020, the remaining maximum exposure under our performance guarantees was $44 million. Our most significant performance guarantee, relating to four managed hotels in France, expired on April 30, 2020.

We had $16 million and $33 million of total net performance guarantee liabilities at December 31, 2020 and December 31, 2019, respectively, which included $6 million and $14 million recorded in other long-term liabilities and $10 million and $19 million recorded in accrued expenses and other current liabilities on our consolidated balance sheets, respectively.

	Four managed hotels in France		Other performance guarantees		All performance guarantees
	2020	2019	2020	2019	2020	2019
Beginning balance, January 1	$20	$36	$13	$11	$33	$47
Initial guarantee obligation liability	—	—	—	7	—	7
Amortization of initial guarantee obligation liability into income	(4)	(15)	(4)	(3)	(8)	(18)
Performance guarantee expense, net	26	37	31	5	57	42
Net payments during the year	(43)	(37)	(24)	(7)	(67)	(44)
Foreign currency exchange, net	1	(1)	—	—	1	(1)
Ending balance, December 31	$—	$20	$16	$13	$16	$33
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. At December 31, 2020 and December 31, 2019, we had $3 million and $0, respectively, recorded in accrued expenses and other current liabilities on our consolidated balance sheets related to these performance cure payments.

Debt Repayment and Other Guarantees—We enter into various debt repayment and other guarantees in order to assist hotel owners and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms.

Property description	Maximum potential future payments	Maximum exposure net of recoverability from third parties	Other long-term liabilities recorded at December 31, 2020	Other long-term liabilities recorded at December 31, 2019	Year of guarantee expiration
Hotel properties in India (1)	$170	$170	$—	$5	2021
Hotel property in Brazil (2)	76	38	2	3	2023
Hotel properties in Tennessee (2)	56	26	8	8	various, through 2024
Hotel properties in California (2)	38	15	2	3	2021
Hotel property in Massachusetts (2) (4)	27	14	4	6	various, through 2022
Hotel property in Pennsylvania (2) (4)	27	11	1	—	various, through 2023
Hotel properties in Georgia (2)	27	13	4	2	various, through 2024
Hotel property in Oregon (2)	21	8	1	3	2022
Other (2) (3) (5)	21	8	3	2	various, through 2025
Total	$463	$303	$25	$32

(1) Debt repayment guarantee is denominated in Indian rupees and translated using exchange rates at December 31, 2020. We have the contractual right to recover amounts funded from an unconsolidated hospitality venture, which is a related party. We expect our maximum exposure to be $85 million, taking into account our partner's 50% ownership interest in the unconsolidated hospitality venture. Under certain events or conditions, we have the right to force the sale of the properties in order to recover amounts funded.
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
(4) In conjunction with the debt repayment guarantees, we are subject to completion guarantees whereby the parties agree to substantially complete the construction of the project by a specified date. In the event of default, we are obligated to complete construction using the funds available from the outstanding loan. Any additional funds paid by us are subject to partial recovery in the form of cash. At December 31, 2020, the maximum potential future payments and the maximum exposure net of recoverability from third parties are insignificant.
(5) At December 31, 2019, other-long term liabilities included a debt repayment guarantee for a residential property in Brazil. During the year ended December 31, 2020, we recognized a $14 million credit loss related to the debt repayment guarantee, and we subsequently purchased the debt from the lender and were released from the guarantee. We recorded the $14 million loan as a financing receivable on our consolidated balance sheet (see Note 6) and is reserved in full.
At December 31, 2020, we are not aware of, nor have we received notification that our unconsolidated hospitality ventures or hotel owners are not current on their debt service obligations where we have provided a debt repayment guarantee.
Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be $66 million and $62 million at December 31, 2020 and December 31, 2019, respectively. Based on the lack of available market data, we have classified our guarantees as Level Three in the fair value hierarchy (see Note 2).
Insurance—We obtain commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property, cyber risk, and other miscellaneous coverages. A portion of the risk is retained on a self-insurance basis primarily through a U.S.-based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Reserves for losses in our captive insurance company to be paid within 12 months are $37 million and $41 million at December 31, 2020 and December 31, 2019, respectively, and are recorded in accrued expenses and other current liabilities on our consolidated balance sheets. Reserves for losses in our captive insurance company to be paid in future periods are $67 million and $80 million at December 31, 2020 and December 31, 2019, respectively, and are recorded in other long-term liabilities on our consolidated balance sheets.

Collective Bargaining Agreements—At December 31, 2020, approximately 25% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between us and various unions. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety Bonds—Surety bonds issued on our behalf were $49 million at December 31, 2020 and primarily relate to workers' compensation, taxes, licenses, construction liens, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at December 31, 2020 were $235 million, which relate to our ongoing operations, hotel properties under development in the U.S., collateral for estimated insurance claims, and securitization of our performance under our debt repayment guarantee associated with the hotel properties in India, which is only called on if we default on our guarantee. Of the letters of credit outstanding, $1 million reduces the available capacity under our revolving credit facility (see Note 11).
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
In conjunction with financing obtained for our unconsolidated hospitality ventures and certain managed hotels, we may provide standard indemnifications to the lender for loss, liability, or damage occurring as a result of our actions or actions of the other unconsolidated hospitality venture partners or respective hotel owners.
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
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, we have not recorded a liability in connection with this matter. At December 31, 2020, our maximum exposure is not expected to exceed $18 million.
16.    STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
Common Stock—At December 31, 2020, Pritzker family business interests beneficially owned, in the aggregate, approximately 96.3% of our Class B common stock and approximately 0.3% of our Class A common stock, representing approximately 59.1% of the outstanding shares of our common stock and approximately 90.6% of the total voting power of our outstanding common stock. As a result, consistent with the voting agreements contained in the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, Pritzker family business interests are able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors and other significant corporate transactions. While the voting agreements are in effect, they may provide our board of directors with effective control over matters requiring stockholder approval. Because of our dual class ownership structure, Pritzker family business interests will continue to exert a significant degree of influence or actual control over matters requiring stockholder approval, even if they own less than 50% of the outstanding shares of our common stock. Pursuant to the Amended and Restated Global Hyatt Agreement and Amended and Restated Foreign Global Hyatt Agreement, the Pritzker family business interests have agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock. In addition, other stockholders beneficially own, in the aggregate, approximately 3.7% of our outstanding Class B common stock representing approximately 2.2% of the outstanding shares of our common stock and approximately 3.4% of the total voting power of our outstanding common stock. Pursuant to the 2007

Stockholders' Agreement, these entities have also agreed to certain voting agreements and to certain limitations with respect to the sale of shares of our common stock.
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

	Year Ended December 31,
	2020	2019	2018 (1)
Total number of shares repurchased	827,643	5,621,281	12,723,895
Weighted-average price per share	$84.08	$74.85	$75.68
Aggregate purchase price (2)	$69	$421	$966
Shares repurchased as a percentage of total common stock outstanding (3)	1%	5%	11%
(1) Includes the settlement of the May 2018 and November 2018 ASRs, as well as 244,260 shares related to the 2018 settlement of the November 2017 ASR. The aggregate purchase price includes $20 million of shares delivered in the settlement of the November 2017 ASR in 2018, for which payment was made during 2017.

(2) Excludes related insignificant expenses.
(3) Calculated based on the total common stock outstanding as of December 31 of the prior year.
During the year ended December 31, 2018, we entered into the following ASR programs with third-party financial institutions to repurchase Class A shares:

	Total number of shares repurchased (1)	Weighted-average price per share	Total cash paid
May 2018	2,481,341	$80.60	$200
November 2018	2,575,095	69.90	180
(1) The delivery of shares resulted in a reduction in weighted-average common shares outstanding for basic and diluted earnings per share (see Note 20).
The shares of Class A common stock repurchased on the open market were retired and returned to the status of authorized and unissued shares, while the shares of Class B common stock repurchased were retired and the total number of authorized Class B shares was reduced by the number of shares retired (see Note 18). At December 31, 2020, we had $928 million remaining under the share repurchase authorization.

Accumulated Other Comprehensive Loss

	Balance at January 1, 2020	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at December 31, 2020
Foreign currency translation adjustments (a)	$(183)	$13	$25	$(145)
Unrealized gains on AFS debt securities	1	—	—	1
Unrecognized pension cost	(9)	2	—	(7)
Unrealized losses on derivative instruments (b)	(18)	(27)	4	(41)
Accumulated other comprehensive loss	$(209)	$(12)	$29	$(192)
(a) The amount reclassified from accumulated other comprehensive loss includes the net losses recognized in gains (losses) on sales of real estate and other related to the sale of shares of the entities which own Hyatt Regency Baku and the sale of land and construction in progress (see Note 7).

(b) The amount reclassified from accumulated other comprehensive loss includes realized losses recognized in interest expense, net of $2 million tax impacts, related to the settlement of interest rate locks (see Note 11). We expect to reclassify $6 million of losses over the next 12 months.

	Balance at January 1, 2019	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at December 31, 2019
Foreign currency translation adjustments (c)	$(191)	$1	$7	$(183)
Unrealized gains on AFS debt securities	—	1	—	1
Unrecognized pension cost	(5)	(4)	—	(9)
Unrealized losses on derivative instruments	(4)	(15)	1	(18)
Accumulated other comprehensive loss	$(200)	$(17)	$8	$(209)
(c) The amount reclassified from accumulated other comprehensive loss includes the net gain recognized in gains (losses) on sales of real estate and other related to the sale of shares of the entity which owns Grand Hyatt Seoul and adjacent land (see Note 7).

Dividend— The following tables summarize dividends paid to Class A and Class B shareholders of record:

	Year Ended December 31,
	2020	2019	2018
Class A common stock	$7	$29	$27
Class B common stock	13	51	41
Total cash dividends paid	$20	$80	$68

Date declared	Dividend per share amount for Class A and Class B	Date of record	Date paid
February 13, 2020	$0.20	February 26, 2020	March 9, 2020
February 13, 2019	$0.19	February 27, 2019	March 11, 2019
May 17, 2019	$0.19	May 29, 2019	June 10, 2019
July 31, 2019	$0.19	August 27, 2019	September 9, 2019
October 30, 2019	$0.19	November 26, 2019	December 9, 2019
February 14, 2018	$0.15	March 22, 2018	March 29, 2018
May 16, 2018	$0.15	June 19, 2018	June 28, 2018
July 31, 2018	$0.15	September 6, 2018	September 20, 2018
October 30, 2018	$0.15	November 28, 2018	December 10, 2018

17.    STOCK-BASED COMPENSATION
As part of our LTIP, we award SARs, RSUs, and PSUs to certain employees and non-employee directors (see Note 2). In addition, non-employee directors may elect to receive their annual fees and/or annual equity retainers in the form of shares of our Class A common stock. Under the LTIP, we are authorized to issue up to 22,375,000 shares. Compensation expense and unearned compensation presented below exclude amounts related to employees of our managed hotels and other employees whose payroll is reimbursed, as this expense has been and will continue to be reimbursed by our third-party hotel owners and is recognized within revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and costs incurred on behalf of managed and franchised properties on our consolidated statements of income (loss). Stock-based compensation expense included in selling, general, and administration expenses on our consolidated statements of income (loss) related to these awards was as follows:

	Year Ended December 31,
	2020	2019	2018
SARs	$11	$11	$10
RSUs	19	17	15
PSUs	(6)	6	4
Other	—	1	—
Total	$24	$35	$29
The year ended December 31, 2020 includes a reversal of previously recognized stock-based compensation expense based on our current assessment of the expected achievement relative to the applicable performance targets related to certain PSU awards.
The income tax benefit recognized at the time of vest related to these awards was as follows:

	Year Ended December 31,
	2020	2019	2018
SARs	$—	$3	$2
RSUs	4	5	4
PSUs	—	2	1
Total	$4	$10	$7
SARs—A summary of SAR activity is presented below:

	SAR units	Weighted-average exercise price (in whole dollars)	Weighted-average remaining contractual term
Outstanding at December 31, 2019	3,844,357	$55.51	5.78
Granted	1,250,434	48.66
Exercised	(417,778)	41.86
Forfeited or expired	—	—
Outstanding at December 31, 2020	4,677,013	$54.90	6.37
Exercisable at December 31, 2020	2,602,223	$52.68	4.59
The weighted-average grant date fair value for the awards granted in 2020, 2019, and 2018 was $8.88, $17.11, and $21.18, respectively.
The fair value of each SAR was estimated based on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	2020	2019	2018
Exercise price	$48.66	$71.67	$80.12
Expected life in years	6.24	6.25	6.24
Risk-free interest rate	0.66%	2.40%	2.79%
Expected volatility	22.92%	22.51%	22.97%
Annual dividend yield	1.64%	1.06%	0.75%
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
During the years ended December 31, 2020, December 31, 2019, and December 31, 2018, the intrinsic value of exercised SARs was $14 million, $16 million, and $7 million, respectively. The total intrinsic value of SARs outstanding at December 31, 2020 was $93 million, and the total intrinsic value for exercisable SARs was $57 million at December 31, 2020.
RSUs—A summary of the status of the nonvested RSU awards outstanding under the LTIP, including certain RSUs with a performance component, is presented below:

	RSUs	Weighted-average grant date fair value
Nonvested at December 31, 2019	775,282	$67.54
Granted	663,617	50.28
Vested	(337,528)	63.04
Forfeited or canceled	(70,181)	58.04
Nonvested at December 31, 2020	1,031,190	$58.54
The weighted-average grant date fair value for the awards granted in 2020, 2019, and 2018 was $50.28, $72.32, and $79.47, respectively. The liability and related expense for granted cash-settled RSUs are insignificant at and for the year ended December 31, 2020. The fair value of RSUs vested during the years ended December 31, 2020, December 31, 2019, and December 31, 2018 was $18 million, $25 million, and $31 million, respectively.
The total intrinsic value of nonvested RSUs at December 31, 2020 was $77 million.
PSUs—A summary of the status of the nonvested PSU awards outstanding under the LTIP is presented below:

	PSUs	Weighted-average grant date fair value
Nonvested at December 31, 2019	260,416	$73.14
Granted	148,315	80.95
Vested	(62,232)	52.65
Forfeited or canceled	—	—
Nonvested at December 31, 2020	346,499	$80.16
The weighted-average grant date fair value for the awards granted in 2020, 2019, and 2018 was $80.95, $77.95, and $82.10, respectively. The fair value of PSUs vested during the years ended December 31, 2020, December 31, 2019, and December 31, 2018 was $4 million, $4 million, and $0, respectively.
At December 31, 2020, the total intrinsic value of nonvested PSUs if target performance is achieved was $11 million.
Unearned Compensation—Our total unearned compensation for our stock-based compensation programs at December 31, 2020 was $2 million for SARs, $15 million for RSUs, and $10 million for PSUs, which will primarily be recognized in stock-based compensation expense over a weighted-average period of 3 years for SARs, 2 years for RSUs, and 5 years for PSUs.

18.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Legal Services—A partner in a law firm that provided services to us throughout 2020, 2019, and 2018 is the brother-in-law of our Executive Chairman. We incurred $7 million, $6 million, and $6 million of legal fees with this firm for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively. At both December 31, 2020 and December 31, 2019, we had insignificant amounts due to the law firm.
Equity Method Investments—We have equity method investments in entities that own, operate, manage, or franchise properties for which we receive management, franchise, or license fees. We recognized $6 million, $22 million, and $20 million of fees for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively. In addition, in some cases we provide loans (see Note 6) or guarantees (see Note 15) to these entities. During the years ended December 31, 2020, December 31, 2019, and December 31, 2018, we recognized $3 million, $4 million, and $7 million, respectively, of income related to these guarantees. At December 31, 2020 and December 31, 2019, we had $15 million and $17 million of receivables due from these properties, respectively. Our ownership interest in these unconsolidated hospitality ventures varies from 24% to 50%. See Note 4 for further details regarding these investments.
Other Services—The brother of our Executive Chairman is affiliated with a limited partnership which has ownership interests in hotels from which we recognized $2 million and $7 million of management and franchise fees during the years ended December 31, 2020 and December 31, 2019, respectively. At both December 31, 2020 and December 31, 2019, we had insignificant receivables due from these properties.
Class B Share Conversion—During the years ended December 31, 2020, December 31, 2019, and December 31, 2018, 3,424,356 shares, 975,170 shares, and 1,207,355 shares, respectively, of Class B common stock were converted on a share-for-share basis into shares of our Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock have been retired, thereby reducing the shares of Class B common stock authorized and outstanding.
Class B Share Repurchase—During 2019, we repurchased 677,384 shares of Class B common stock at a weighted-average price of $74.21 per share, for an aggregate purchase price of approximately $50 million. The shares repurchased represented approximately 1% of our total shares of common stock outstanding at December 31, 2018. During 2018, we repurchased 2,430,654 shares of Class B common stock at a weighted-average price of $78.10 per share, for an aggregate purchase price of approximately $190 million. The shares repurchased represented approximately 2% of our total shares of common stock outstanding at December 31, 2017. The shares of Class B common stock were repurchased in privately negotiated transactions from trusts or limited partnerships owned indirectly by trusts for the benefit of certain Pritzker family members or private charitable organizations affiliated with certain Pritzker family members and were retired, thereby reducing the shares of Class B common stock authorized and outstanding by the repurchased share amount.
19.    SEGMENT AND GEOGRAPHIC INFORMATION
Our reportable segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the CODM to assess performance and make decisions regarding the allocation of resources. Effective January 1, 2020, we changed the strategic and operational oversight for our Miraval properties, which were previously evaluated as a distinct business by our CODM. The management fees from Miraval properties are now reported in the Americas management and franchising segment, and the operating results and financial position of underlying hotel results are now reported in our owned and leased hotels segment; the results of Miraval properties were previously reported in corporate and other. In addition, the license fees we receive from Hyatt Residence Club are now reported within our Americas management and franchising segment due to changes in the strategic oversight for these license agreements. The segment changes have been reflected retrospectively to the years ended December 31, 2019 and December 31, 2018. We define our reportable segments as follows:
•Owned and leased hotels—This segment derives its earnings from owned and leased hotel properties located predominantly in the United States but also in certain international locations and for purposes of segment Adjusted EBITDA, includes our pro rata share of the Adjusted EBITDA of our unconsolidated hospitality ventures, based on our ownership percentage of each venture. Adjusted EBITDA includes intercompany expenses related to management fees paid to the Company's management and franchising segments, which are eliminated in consolidation. Intersegment revenues relate to promotional award redemptions earned by our owned and leased hotels related to our co-branded credit card program and are eliminated in consolidation.

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
•ASPAC management and franchising—This segment derives its earnings primarily from a combination of hotel management and licensing of our portfolio of brands to franchisees located in Southeast Asia, Greater China, Australia, New Zealand, South Korea, Japan, and Micronesia. This segment's revenues also include the reimbursement of costs incurred on behalf of managed and franchised properties. These reimbursed costs relate primarily to system-wide services and the loyalty program operated on behalf of owners of managed and franchised properties. The intersegment revenues relate to management fees earned from the Company's owned hotel, which was sold during the year ended December 31, 2019, and are eliminated in consolidation.
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
Our CODM evaluates performance based on owned and leased hotels revenues, management, franchise, and other fees revenues, and Adjusted EBITDA. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define Adjusted EBITDA as net income (loss) attributable to Hyatt Hotels Corporation plus our pro rata share of unconsolidated owned and leased hospitality ventures Adjusted EBITDA based on our ownership percentage of each owned and leased venture, adjusted to exclude interest expense; benefit (provision) for income taxes; depreciation and amortization; Contra revenue; revenues for the reimbursement of costs incurred on behalf of managed and franchised properties; costs incurred on behalf of managed and franchised properties that we intend to recover over the long term; equity earnings (losses) from unconsolidated hospitality ventures; stock-based compensation expense; gains (losses) on sales of real estate and other; asset impairments; and other income (loss), net.

The table below shows summarized consolidated financial information by segment. Included within corporate and other are the results of the Exhale spa and fitness business, which was sold during the year ended December 31, 2020, results related to our co-branded credit card program, and unallocated corporate expenses.

	Year Ended December 31,
	2020	2019	2018
Owned and leased hotels
Owned and leased hotels revenues	$525	$1,883	$1,951
Intersegment revenues (a)	12	35	33
Adjusted EBITDA	(148)	389	431
Depreciation and amortization	243	259	277
Capital expenditures	111	331	256
Americas management and franchising
Management, franchise, and other fees revenues	152	439	405
Contra revenue	(18)	(15)	(13)
Other revenues	42	89	—
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	1,152	2,268	1,787
Intersegment revenues (a)	14	64	72
Adjusted EBITDA	90	380	354
Depreciation and amortization	22	24	9
Capital expenditures	1	2	1
ASPAC management and franchising
Management, franchise, and other fees revenues	61	136	127
Contra revenue	(2)	(2)	(2)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	75	113	95
Intersegment revenues (a)	—	2	2
Adjusted EBITDA	24	87	78
Depreciation and amortization	3	3	1
Capital expenditures	—	1	4
EAME/SW Asia management and franchising
Management, franchise, and other fees revenues	23	83	80
Contra revenue	(10)	(5)	(5)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	55	74	68
Intersegment revenues (a)	2	10	10
Adjusted EBITDA	(15)	49	46
Depreciation and amortization	1	1	1
Capital expenditures	2	—	1
Corporate and other
Revenues	34	61	67
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	4	6	6
Intersegment revenues (a)	(1)	(1)	(5)
Adjusted EBITDA	(130)	(152)	(132)
Depreciation and amortization	41	42	39
Capital expenditures	8	35	35

Eliminations
Revenues (a)	(27)	(110)	(112)
Adjusted EBITDA	2	1	—
TOTAL
Revenues	$2,066	$5,020	$4,454
Adjusted EBITDA	(177)	754	777
Depreciation and amortization	310	329	327
Capital expenditures	122	369	297
(a)Intersegment revenues are included in the management, franchise, and other fees revenues, owned and leased hotels revenues, and other revenues and eliminated in Eliminations.
The table below presents summarized consolidated balance sheet information by segment:

	December 31, 2020	December 31, 2019
Total Assets:
Owned and leased hotels	$4,006	$4,609
Americas management and franchising	1,055	1,061
ASPAC management and franchising	235	260
EAME/SW Asia management and franchising	254	273
Corporate and other	3,579	2,214
Total	$9,129	$8,417
The following tables present revenues and property and equipment, net, operating lease ROU assets, intangibles, net, and goodwill by geographical region:

	Year Ended December 31,
	2020	2019	2018
Revenues:
United States	$1,730	$4,142	$3,587
All foreign	336	878	867
Total	$2,066	$5,020	$4,454

		December 31, 2020	December 31, 2019
Property and equipment, net, Operating lease ROU assets, Intangibles, net, and Goodwill:
United States		$3,435	$3,798
All foreign		838	914
Total		$4,273	$4,712

The table below provides a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to our consolidated Adjusted EBITDA:

	Year Ended December 31,
	2020	2019	2018
Net income (loss) attributable to Hyatt Hotels Corporation	$(703)	$766	$769
Interest expense	128	75	76
(Benefit) provision for income taxes	(257)	240	182
Depreciation and amortization	310	329	327
EBITDA	(522)	1,410	1,354
Contra revenue	30	22	20
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(1,286)	(2,461)	(1,956)
Costs incurred on behalf of managed and franchised properties	1,375	2,520	1,981
Costs incurred on behalf of managed and franchised properties that we do not intend to recover from hotel owners	(45)	—	—
Equity (earnings) losses from unconsolidated hospitality ventures	70	10	(8)
Stock-based compensation expense	24	35	29
(Gains) losses on sales of real estate and other	36	(723)	(772)
Asset impairments	62	18	25
Other (income) loss, net	92	(127)	49
Pro rata share of unconsolidated owned and leased hospitality ventures Adjusted EBITDA	(13)	50	55
Adjusted EBITDA	$(177)	$754	$777

20.    EARNINGS (LOSSES) PER SHARE
The calculation of basic and diluted earnings (losses) per share, including a reconciliation of the numerator and denominator, are as follows:

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income (loss)	$(703)	$766	$769
Net income (loss) and accretion attributable to noncontrolling interests	—	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$(703)	$766	$769
Denominator:
Basic weighted-average shares outstanding	101,325,394	104,590,383	113,259,113
Share-based compensation	—	1,702,021	1,865,904
Diluted weighted-average shares outstanding	101,325,394	106,292,404	115,125,017
Basic Earnings (Losses) Per Share:
Net income (loss)	$(6.93)	$7.33	$6.79
Net income (loss) and accretion attributable to noncontrolling interests	—	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$(6.93)	$7.33	$6.79
Diluted Earnings (Losses) Per Share:
Net income (loss)	$(6.93)	$7.21	$6.68
Net income (loss) and accretion attributable to noncontrolling interests	—	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$(6.93)	$7.21	$6.68
The computations of diluted net income (loss) per share for the years ended December 31, 2020, December 31, 2019, and December 31, 2018 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Year Ended December 31,
	2020	2019	2018
SARs	767,400	13,000	100
RSUs	522,300	—	—

21.    OTHER INCOME (LOSS), NET

	Year Ended December 31,
	2020	2019	2018
Restructuring expenses	$(73)	$—	$—
Performance guarantee expense, net (Note 15)	(57)	(42)	(59)
Credit losses (Note 4 and Note 6)	(29)	—	—
Unrealized gains (losses), net (Note 4)	(13)	26	(47)
Transaction costs	—	(1)	(10)
Impairment of an equity security without a readily determinable fair value (Note 4)	—	—	(22)
Loss on extinguishment of debt (Note 11)	—	—	(7)
Gain on sale of contractual right (Note 7)	—	16	—
Release of contingent consideration liability (Note 7)	1	30	—
Release and amortization of debt repayment guarantee liability	1	18	11
Realized gains (losses), net (Note 4)	6	2	(3)
Performance guarantee liability amortization (Note 15)	8	18	18
Depreciation recovery	23	25	22
Interest income (Note 4)	30	25	28
Other, net	11	10	20
Other income (loss), net	$(92)	$127	$(49)
During the year ended December 31, 2020, we recognized $73 million of restructuring expenses, including severance, insurance benefits, outplacement, and other related costs, due to operational changes as a result of the COVID-19 pandemic.
During the year ended December 31, 2019, we recognized a $15 million release of our debt repayment guarantee liability for a hotel property in Washington State as the debt was refinanced, and we are no longer the guarantor.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2020, December 31, 2019, and December 31, 2018
(In millions of dollars)

Description	Balance at beginning of period	Additions charged to revenues, costs, and expenses		Additions charged to other accounts		Deductions	Balance at end of period
Year Ended December 31, 2020:
Trade receivables—allowance for credit losses	$32	$35		$2	A	$(13)	$56
Financing receivables—allowance for credit losses	100	29		2	B	(17)	114
Deferred tax assets—valuation allowance	41	41	C	—		—	82
Year Ended December 31, 2019:
Trade receivables—allowance for doubtful accounts	26	14		—		(8)	32
Financing receivables—allowance for losses	101	6		(1)		(6)	100
Deferred tax assets—valuation allowance	41	6		—		(6)	41
Year Ended December 31, 2018:
Trade receivables—allowance for doubtful accounts	21	15		—		(10)	26
Financing receivables—allowance for losses	108	7		(2)	B	(12)	101
Deferred tax assets—valuation allowance	51	(10)		—		—	41
A—This amount represents the pre-tax credit loss for accounts receivable recorded upon the adoption of ASU 2016-13 (Note 2).
B—This amount represents currency translation on foreign currency denominated financing receivables.
C—This amount primarily represents the allowance on our foreign tax credit and net operating loss carryforwards.

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
4.10
Sixth Supplemental Indenture, dated March 7, 2016, between Hyatt Hotels Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 8, 2016)

4.11
Seventh Supplemental Indenture, dated as of August 16, 2018, between the Company and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 16, 2018)

4.12
Eighth Supplemental Indenture, dated as of April 23, 2020, between the Company and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on April 24, 2020)

4.13
Ninth Supplemental Indenture, dated September 1, 2020, between the Company and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 1, 2020)

4.14
Form of 6.875% Senior Notes due 2019 (included as part of Exhibit 4.5 above) (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on September 9, 2009)

4.15
Form of 5.375% Senior Notes due 2021 (included as part of Exhibit 4.7 above) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 9, 2011)

4.16
Form of 3.375% Senior Notes due 2023 (included as part of Exhibit 4.9 above) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 10, 2013)

4.17
Form of 4.850% Senior Notes due 2026 (included as part of Exhibit 4.10 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 8, 2016)

4.18
Form of 4.375% Senior Note due 2028 (included in Exhibit 4.11 above) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 16, 2018)

4.19
Form of 5.375% Senior Note due 2025 (included in Exhibit 4.12 above) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on April 24, 2020)

4.20
Form of 5.750% Senior Note due 2030 (included in Exhibit 4.12 above) (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on April 24, 2020)

4.21
Form of Floating Rate Senior Note due 2022 (included in Exhibit 4.13 above) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 1, 2020)

4.22
Registration Rights Agreement, dated as of October 12, 2009, by and among Hyatt Hotels Corporation and Thomas J. Pritzker, Marshall E. Eisenberg and Karl J. Breyer, solely in their capacity as co-trustees (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1 (File No. 333-161068) filed with the Securities and Exchange Commission on October 15, 2009)

Exhibit Number	Exhibit Description

4.23	Description of Registered Securities

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

+10.7
Form of Stock Appreciation Rights Award Agreement under Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

+10.8
Form of Stock Appreciation Rights Retention Award Agreement under Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

+10.9
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

Exhibit Number	Exhibit Description

+10.12
Form of 2020 Performance Share Unit Agreement under Fourth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 11, 2020)

+10.13
Form of Restricted Stock Unit - Cash Settled Award Agreement under Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

+10.14
Form of Restricted Stock Unit - Stock Settled Award Agreement under Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

+10.15
Form of 2018 Performance Share Unit Award Agreement under Third Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

+10.16
Amended and Restated Hyatt Hotels Corporation Deferred Compensation Plan for Directors, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-34521) filed with the Securities and Exchange Commission on October 31, 2018)

+10.17
Hyatt Hotels Corporation Summary of Amended and Restated Non-Employee Director Compensation, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-34521) filed with the Securities and Exchange Commission on October 31, 2018)

+10.18
Employment Letter, dated as of December 12, 2012, between Hyatt Hotels Corporation and Mark S. Hoplamazian (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 14, 2012)

+10.19
Employment Letter, dated as of December 12, 2012, between Hyatt Hotels Corporation and Thomas J. Pritzker (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on December 14, 2012)

+10.20
Employment Letter, dated as of October 5, 2018, between Hyatt Corporation and Joan Bottarini (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on October 9, 2018)

+10.21
Employment Letter, dated as of August 28, 2017, between Hyatt Corporation and Mark Vondrasek (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-34521) filed with the Securities and Exchange Commission on May 2, 2019)

+10.22
Hyatt Hotels Corporation 2018 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 23, 2018)

+10.23
Hyatt International Hotels Retirement Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

Exhibit Number	Exhibit Description
+10.24
Second Amended and Restated Hyatt Corporation Deferred Compensation Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 14, 2019)

+10.25
Hyatt Hotels Corporation Second Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on May 21, 2020)

10.26
Second Amended and Restated Credit Agreement, dated as of January 6, 2014, among Hyatt Hotels Corporation and Hotel Investors I, Inc., as Borrowers, certain subsidiaries of Hyatt Hotels Corporation, as Guarantors, various Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Deutsche Bank Securities, Inc., as Joint Book Runners and Co-Lead Arrangers, and JPMorgan Chase Bank, N.A., Deutsche Bank Securities, Inc. and SunTrust Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on January 6, 2014)

10.27
First Amendment to Second Amended and Restated Credit Agreement, dated as of January 10, 2018, among Hyatt Hotels Corporation and Hotel Investors I, Inc., as Borrowers, certain subsidiaries of Hyatt Hotels Corporation, as Guarantors, various Lenders and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on January 17, 2018)

10.28
Second Amendment to the Second Amended and Restated Credit Agreement, dated as of April 21, 2020, among Hyatt Hotels Corporation and Hotel Investors I, Inc., as Borrowers, certain subsidiaries of Hyatt Hotels Corporation, as Guarantors, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on April 21, 2020)

10.29
Form of Franchise Agreement with Hyatt Place Franchising, L.L.C., as amended (incorporated by reference to Exhibit 10.46 to the Company's Registration Statement on Form S-1 (File No. 333- 161068) filed with the Securities and Exchange Commission on August 5, 2009)

14.1
Code of Business Conduct and Ethics incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K (File No. 001-34521) filed with the Securities and Exchange Commission on February 20, 2020)

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

99.2	Amended and Restated Foreign Global Hyatt Agreement, dated as of October 1, 2009, by and among each signatory thereto

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+    Management contract or compensatory plan or arrangement.