Form 10-Q
period 2021-03-31
Hyatt Hotels Corp
filed 2021-05-05
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
At April 30, 2021, there were 41,150,456 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 60,623,918 shares of the registrant's Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
REVENUES:
Owned and leased hotels	$104	$323
Management, franchise, and other fees	63	108
Contra revenue	(8)	(6)
Net management, franchise, and other fees	55	102
Other revenues	19	35
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	260	533
Total revenues	438	993
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	124	272
Depreciation and amortization	74	80
Other direct costs	23	34
Selling, general, and administrative	95	47
Costs incurred on behalf of managed and franchised properties	277	555
Direct and selling, general, and administrative expenses	593	988
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	12	(48)
Equity earnings (losses) from unconsolidated hospitality ventures	54	(2)
Interest expense	(41)	(17)
Gains on sales of real estate	—	8
Asset impairments	—	(3)
Other income (loss), net	12	(81)
LOSS BEFORE INCOME TAXES	(118)	(138)
BENEFIT (PROVISION) FOR INCOME TAXES	(186)	35
NET LOSS	(304)	(103)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—
NET LOSS ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$(304)	$(103)
LOSSES PER SHARE—Basic
Net loss	$(2.99)	$(1.02)
Net loss attributable to Hyatt Hotels Corporation	$(2.99)	$(1.02)
LOSSES PER SHARE—Diluted
Net loss	$(2.99)	$(1.02)
Net loss attributable to Hyatt Hotels Corporation	$(2.99)	$(1.02)

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net loss	$(304)	$(103)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments, net of tax benefit of $— for the three months ended March 31, 2021 and March 31, 2020	(46)	(51)
Unrealized losses on available-for-sale debt securities, net of tax benefit of $— for the three months ended March 31, 2021 and March 31,2020	(1)	—
Unrealized gains (losses) on derivative activity, net of tax benefit of $— and $(9) for the three months ended March 31, 2021, and March 31, 2020, respectively	2	(25)
Other comprehensive loss	(45)	(76)
COMPREHENSIVE LOSS	(349)	(179)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—
COMPREHENSIVE LOSS ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$(349)	$(179)

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,078	$1,207
Restricted cash	9	11
Short-term investments	550	675
Receivables, net of allowances of $57 and $56 at March 31, 2021 and December 31, 2020, respectively	340	316
Inventories	9	9
Prepaids and other assets	58	64
Prepaid income taxes	288	281
Total current assets	2,332	2,563
Equity method investments	259	260
Property and equipment, net	3,159	3,126
Financing receivables, net of allowances of $115 and $114 at March 31, 2021 and December 31, 2020, respectively	24	29
Operating lease right-of-use assets	458	474
Goodwill	288	288
Intangibles, net	378	385
Deferred tax assets	15	207
Other assets	1,856	1,797
TOTAL ASSETS	$8,769	$9,129
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$260	$260
Accounts payable	102	102
Accrued expenses and other current liabilities	180	200
Current contract liabilities	281	282
Accrued compensation and benefits	100	111
Current operating lease liabilities	27	29
Total current liabilities	950	984
Long-term debt	2,982	2,984
Long-term contract liabilities	679	659
Long-term operating lease liabilities	363	377
Other long-term liabilities	907	911
Total liabilities	5,881	5,915
Commitments and contingencies (see Note 12)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of March 31, 2021 and December 31, 2020	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 40,523,505 issued and outstanding at March 31, 2021, and Class B common stock, $0.01 par value per share, 393,233,161 shares authorized, 61,238,749 shares issued and outstanding at March 31, 2021. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 39,250,241 issued and outstanding at December 31, 2020, and Class B common stock, $0.01 par value per share, 394,033,330 shares authorized, 62,038,918 shares issued and outstanding at December 31, 2020	1	1
Additional paid-in capital	36	13
Retained earnings	3,085	3,389
Accumulated other comprehensive loss	(237)	(192)
Total stockholders' equity	2,885	3,211
Noncontrolling interests in consolidated subsidiaries	3	3
Total equity	2,888	3,214
TOTAL LIABILITIES AND EQUITY	$8,769	$9,129

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(304)	$(103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74	80
Gains on sales of real estate	—	(8)
Amortization of share awards	32	17
Amortization of operating lease right-of-use assets	8	8
Deferred income taxes	200	(45)
Equity (earnings) losses from unconsolidated hospitality ventures	(54)	2
Contra revenue	8	6
Unrealized (gains) losses, net	(8)	79
Working capital changes and other	(47)	(136)
Net cash used in operating activities	(91)	(100)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(423)	(110)
Proceeds from marketable securities and short-term investments	523	109
Contributions to equity method and other investments	(16)	(21)
Acquisitions, net of cash acquired	(84)	—
Capital expenditures	(19)	(55)
Proceeds from sales of real estate, net of cash disposed	—	78
Other investing activities	(12)	12
Net cash provided by (used in) investing activities	(31)	13
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	—	400
Repayments of debt	(1)	(51)
Repurchases of common stock	—	(69)
Dividends paid	—	(20)
Other financing activities	(13)	(7)
Net cash provided by (used in) financing activities	(14)	253
EFFECT OF EXCHANGE RATE CHANGES ON CASH	5	3
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(131)	169
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—BEGINNING OF YEAR	1,237	1,063
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—END OF PERIOD	$1,106	$1,232

See accompanying Notes to condensed consolidated financial statements.
Supplemental disclosure of cash flow information:

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$1,078	$1,194
Restricted cash (1)	9	18
Restricted cash included in other assets (1)	19	20
Total cash, cash equivalents, and restricted cash	$1,106	$1,232

(1) Restricted cash generally represents debt service on bonds, escrow deposits, and other arrangements.

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash paid during the period for interest	$42	$37
Cash paid (received) during the period for income taxes, net	$(2)	$31
Cash paid for amounts included in the measurement of operating lease liabilities	$9	$13
Non-cash investing and financing activities are as follows:
Non-cash contributions to equity method and other investments (see Note 6, Note 12)	$—	$33
Change in accrued capital expenditures	$—	$9
Non-cash right-of-use assets obtained in exchange for operating lease liabilities (see Note 6)	$2	$4

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions except share and per share amounts)
(Unaudited)

	Common Shares Outstanding		Common Stock Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries	Total
	Class	Class	Class	Class
	A	B	A	B
BALANCE—January 1, 2020	36,109,179	65,463,274	$1	$—	$—	$4,169	$(209)	$5	$3,966
Total comprehensive loss	—	—	—	—	—	(103)	(76)	—	(179)
Noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Repurchase of common stock	(827,643)	—	—	—	(12)	(57)	—	—	(69)
Employee stock plan issuance	16,654	—	—	—	1	—	—	—	1
Share-based payment activity	271,863	—	—	—	11	—	—	—	11
Cash dividends of $0.20 per share (see Note 13)	—	—	—	—	—	(20)	—	—	(20)
BALANCE—March 31, 2020	35,570,053	65,463,274	$1	$—	$—	$3,989	$(285)	$3	$3,708

BALANCE—January 1, 2021	39,250,241	62,038,918	$1	$—	$13	$3,389	$(192)	$3	$3,214
Total comprehensive loss	—	—	—	—	—	(304)	(45)	—	(349)
Employee stock plan issuance	10,992	—	—	—	1	—	—	—	1
Class share conversions	800,169	(800,169)	—	—	—	—	—	—	—
Share-based payment activity	462,103	—	—	—	22	—	—	—	22
BALANCE—March 31, 2021	40,523,505	61,238,749	$1	$—	$36	$3,085	$(237)	$3	$2,888

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)
1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively "Hyatt Hotels Corporation") provides hospitality and other services on a worldwide basis through the operation, management, franchising, ownership, development, and licensing of hospitality businesses. We operate, manage, franchise, own, lease, develop, license, or provide services to a portfolio of properties, consisting of full service hotels, select service hotels, resorts, and other properties, including timeshare, fractional, and other forms of residential, vacation, and condominium ownership units. At March 31, 2021, (i) we operated or franchised 479 full service hotels, comprising 164,260 rooms throughout the world, (ii) we operated or franchised 514 select service hotels, comprising 73,987 rooms, of which 434 hotels are located in the United States, and (iii) our portfolio included 8 franchised all-inclusive Hyatt-branded resorts, comprising 3,153 rooms. At March 31, 2021, our portfolio of properties operated in 68 countries around the world. Additionally, through strategic relationships, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other tradenames or marks owned by such hotel or licensed by third parties.
As used in these Notes and throughout this Quarterly Report on Form 10-Q, (i) the terms "Hyatt," "Company," "we," "us," or "our" mean Hyatt Hotels Corporation and its consolidated subsidiaries, (ii) the term "hotel portfolio" refers to our full service hotels, including our wellness resorts, and our select service hotels, (iii) the terms "properties," "portfolio of properties," or "property portfolio" refer to our hotel portfolio; all-inclusive resorts; and residential, vacation, and condominium ownership units that we operate, manage, franchise, own, lease, develop, license, or to which we provide services or license our trademarks, including under the Park Hyatt, Miraval, Grand Hyatt, Alila, Andaz, The Unbound Collection by Hyatt, Destination by Hyatt, Hyatt Regency, Hyatt, Hyatt Ziva, Hyatt Zilara, Thompson Hotels, Hyatt Centric, Caption by Hyatt, JdV by Hyatt, Hyatt House, Hyatt Place, tommie, UrCove, and Hyatt Residences Club brands, and (iv) the term "hospitality ventures" refers to entities in the hospitality industry in which we own less than a 100% equity interest.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. As a result, this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Form 10-K").
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
Impact of the COVID-19 Pandemic
The COVID-19 pandemic and related travel restrictions and containment efforts have had a significant impact on the travel industry and, as a result, on our business. The impact began in the first quarter of 2020 and has continued into 2021. As a result, our financial results for the current interim period, and for the foreseeable future, are not comparable to past performance or indicative of long-term future performance.
The extent, duration, and magnitude of the COVID-19 pandemic's effects will depend on various factors, all of which are highly uncertain and difficult to predict, including, but not limited to, the impact of the pandemic on global and regional economies, travel, and economic activity; actions taken by governments, businesses, and individuals in response to the pandemic, any additional resurgence, or COVID-19 variants; and the distribution and broad acceptance of COVID-19 vaccines.
We are required to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying Notes. Our estimates and assumptions are subject to inherent risk and uncertainty due to the ongoing impact of the COVID-19 pandemic, and actual results could differ materially from our estimated amounts.
2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Future Adoption of Accounting Standards
Reference Rate Reform—In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04 ("ASU 2020-04"), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions that we can elect to adopt, subject to meeting certain criteria, regarding contract modifications, hedging relationships, and other transactions that reference the London Inter-bank Offered Rate for deposits of U.S. dollars ("LIBOR") or another reference rate expected to be discontinued by June 30, 2023 because of reference rate reform. The provisions of ASU 2020-04 are only available through December 31, 2022. We are currently assessing the impact of adopting ASU 2020-04.
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenues
The following tables present our revenues disaggregated by the nature of the product or service:

	Three Months Ended March 31, 2021
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$62	$—	$—	$—	$—	$(3)	$59
Food and beverage	20	—	—	—	—	—	20
Other	25	—	—	—	—	—	25
Owned and leased hotels	107	—	—	—	—	(3)	104

Base management fees	—	16	8	3	—	(3)	24
Incentive management fees	—	1	5	2	—	—	8
Franchise fees	—	17	—	—	—	—	17
Other fees	—	4	2	2	6	—	14
Management, franchise, and other fees	—	38	15	7	6	(3)	63
Contra revenue	—	(4)	(1)	(3)	—	—	(8)
Net management, franchise, and other fees	—	34	14	4	6	(3)	55

Other revenues	—	17	—	—	2	—	19

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	227	20	13	—	—	260
Total	$107	$278	$34	$17	$8	$(6)	$438

	Three Months Ended March 31, 2020
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$185	$—	$—	$—	$—	$(7)	$178
Food and beverage	105	—	—	—	—	—	105
Other	40	—	—	—	—	—	40
Owned and leased hotels	330	—	—	—	—	(7)	323

Base management fees	—	44	6	7	—	(10)	47
Incentive management fees	—	4	3	2	—	(1)	8
Franchise fees	—	27	—	—	—	—	27
Other fees	—	9	10	1	6	—	26
Management, franchise, and other fees	—	84	19	10	6	(11)	108
Contra revenue	—	(4)	(1)	(1)	—	—	(6)
Net management, franchise, and other fees	—	80	18	9	6	(11)	102

Other revenues	—	27	—	—	8	—	35

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	484	27	20	2	—	533
Total	$330	$591	$45	$29	$16	$(18)	$993
Contract Balances
Our contract assets, included in receivables, net on our condensed consolidated balance sheets, were insignificant at both March 31, 2021 and December 31, 2020. As our profitability hurdles are generally calculated on a full-year basis, we expect our contract assets to be insignificant at year end.
Contract liabilities were comprised of the following:

	March 31, 2021	December 31, 2020
Deferred revenue related to the loyalty program	$752	$733
Advanced deposits	55	44
Initial fees received from franchise owners	41	41
Deferred revenue related to insurance programs	33	47
Other deferred revenue	79	76
Total contract liabilities	$960	$941

The following table summarizes the activity in our contract liabilities:

	2021	2020
Beginning balance, January 1	$941	$920
Cash received and other	105	246
Revenue recognized	(86)	(262)
Ending balance, March 31	$960	$904
Revenue recognized during the three months ended March 31, 2021 and March 31, 2020 included in the contract liabilities balance at the beginning of each year was $69 million and $137 million, respectively. This revenue primarily relates to the loyalty program, which is recognized net of redemption reimbursements paid to third parties.

Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $120 million at March 31, 2021, of which we expect to recognize approximately 10% of the revenue over the next 12 months and the remainder thereafter.
4.    DEBT AND EQUITY SECURITIES
Equity Method Investments
Equity method investments were $259 million and $260 million at March 31, 2021 and December 31, 2020, respectively.
The following table presents summarized financial information for all unconsolidated hospitality ventures in which we hold an investment accounted for under the equity method:

	Three Months Ended March 31,
	2021	2020
Total revenues	$31	$117
Gross operating profit (loss)	(6)	34
Loss from continuing operations	(43)	(7)
Net loss	(43)	(7)
During the three months ended March 31, 2021, we purchased our partner's interest in the entities that own Grand Hyatt São Paulo for $6 million of cash, and we repaid the $78 million third-party mortgage loan on the property. We recognized a $69 million pre-tax gain in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income (loss) (see Note 6).
Marketable Securities
We hold marketable securities with readily determinable fair values to fund certain operating programs and for investment purposes. We periodically transfer available cash and cash equivalents to purchase marketable securities for investment purposes.
Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value on our condensed consolidated balance sheets, were as follows:

	March 31, 2021	December 31, 2020
Loyalty program (Note 8)	$566	$567
Deferred compensation plans held in rabbi trusts (Note 8 and Note 10)	524	511
Captive insurance company (Note 8)	216	226
Total marketable securities held to fund operating programs	$1,306	$1,304
Less: current portion of marketable securities held to fund operating programs included in cash and cash equivalents and short-term investments	(208)	(238)
Marketable securities held to fund operating programs included in other assets	$1,098	$1,066
Marketable securities held to fund operating programs include $107 million and $82 million of available-for-sale ("AFS") debt securities at March 31, 2021 and December 31, 2020, respectively, with contractual maturity dates ranging from 2021 through 2069. The fair value of our AFS debt securities approximates amortized cost. Additionally, marketable securities held to fund operating programs include $86 million and $70 million of equity securities with a readily determinable fair value at March 31, 2021 and December 31, 2020, respectively.

Net unrealized and realized gains (losses) from marketable securities held to fund operating programs recognized on our condensed consolidated statements of income (loss) were as follows:

	Three Months Ended March 31,
	2021	2020
Unrealized gains (losses), net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$3	$(50)
Other income (loss), net (Note 18)	(9)	2
Other comprehensive loss (Note 13)	(1)	—

Realized gains (losses), net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$9	$2
Other income (loss), net (Note 18)	—	1
Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at cost or fair value, depending on the nature of the investment, on our condensed consolidated balance sheets, were as follows:

	March 31, 2021	December 31, 2020
Time deposits	$539	$657
Interest-bearing money market funds	134	107
Common shares of Playa N.V. (Note 8)	89	72
Total marketable securities held for investment purposes	$762	$836
Less: current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(673)	(764)
Marketable securities held for investment purposes included in other assets	$89	$72
We hold common shares of Playa Hotels & Resorts N.V. ("Playa N.V.") which are accounted for as an equity security with a readily determinable fair value as we do not have the ability to significantly influence the operations of the entity. We did not sell any shares of common stock during the three months ended March 31, 2021 or March 31, 2020. Net unrealized gains (losses) recognized on our condensed consolidated statements of income (loss) were as follows:

	Three Months Ended March 31,
	2021	2020
Other income (loss), net (Note 18)	$17	$(81)

Fair Value—We measure marketable securities held to fund operating programs and held for investment purposes at fair value on a recurring basis:

	March 31, 2021	Cash and cash equivalents	Short-term investments	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$330	$330	$—	$—
Mutual funds	610	—	—	610
Common shares in Playa N.V.	89	—	—	89
Level Two - Significant Other Observable Inputs
Time deposits	546	1	540	5
U.S. government obligations	215	—	1	214
U.S. government agencies	65	—	—	65
Corporate debt securities	151	—	9	142
Mortgage-backed securities	24	—	—	24
Asset-backed securities	31	—	—	31
Municipal and provincial notes and bonds	7	—	—	7
Total	$2,068	$331	$550	$1,187

	December 31, 2020	Cash and cash equivalents	Short-term investments	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$327	$327	$—	$—
Mutual funds	581	—	—	581
Common shares in Playa N.V.	72	—	—	72
Level Two - Significant Other Observable Inputs
Time deposits	662	—	659	3
U.S. government obligations	208	—	3	205
U.S. government agencies	65	—	—	65
Corporate debt securities	159	—	13	146
Mortgage-backed securities	24	—	—	24
Asset-backed securities	35	—	—	35
Municipal and provincial notes and bonds	7	—	—	7
Total	$2,140	$327	$675	$1,138
During the three months ended March 31, 2021 and March 31, 2020, there were no transfers between levels of the fair value hierarchy. We do not have non-financial assets or non-financial liabilities required to be measured at fair value on a recurring basis.
Other Investments
HTM Debt Securities—We hold investments in held-to-maturity ("HTM") debt securities, which are investments in third-party entities that own or are developing certain of our hotels. The securities are mandatorily redeemable between 2021 and 2027. At March 31, 2021 and December 31, 2020, HTM debt securities recorded within other assets on our condensed consolidated balance sheets were as follows:

	March 31, 2021	December 31, 2020
HTM debt securities	$103	$102
Less: allowance for credit losses	(22)	(21)
Total HTM debt securities, net of allowances	$81	$81

The following table summarizes the activity in our HTM debt security allowance for credit losses:

	2021	2020
Allowance at January 1	$21	$12
Credit losses (a)	1	3
Allowance at March 31	$22	$15
(a) Credit losses were offset by interest income recognized in the same periods. The credit losses and interest income were both recognized in other income (loss), net on our condensed consolidated statements of income (loss).

We estimated the fair value of HTM debt securities to be approximately $103 million and $100 million at March 31, 2021 and December 31, 2020, respectively. The fair values, which are classified as Level Three in the fair value hierarchy, are estimated using internally developed discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.
Equity Securities Without a Readily Determinable Fair Value—At both March 31, 2021 and December 31, 2020, we held $12 million of investments in equity securities without a readily determinable fair value, which represent investments in entities where we do not have the ability to significantly influence the operations of the entity.
5.    RECEIVABLES
Accounts Receivable
At March 31, 2021 and December 31, 2020, we had $340 million and $316 million of net receivables, respectively, on our condensed consolidated balance sheets.
The following table summarizes the activity in our accounts receivable allowance for credit losses:

	2021	2020
Allowance at January 1	$56	$34
Provisions	1	3
Other	—	1
Allowance at March 31	$57	$38

Financing Receivables

	March 31, 2021	December 31, 2020
Unsecured financing to hotel owners	$144	$145
Less: current portion of financing receivables, included in receivables, net	(5)	(2)
Less: allowance for credit losses	(115)	(114)
Total long-term financing receivables, net of allowances	$24	$29

Allowance for Credit Losses—The following table summarizes the activity in our unsecured financing receivables allowance:

	2021	2020
Allowance at January 1	$114	$100
Provisions	3	2
Foreign currency exchange, net	(2)	(3)
Allowance at March 31	$115	$99
Credit Monitoring—Our unsecured financing receivables were as follows:

	March 31, 2021
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$29	$(1)	$28	$—
Impaired loans (1)	53	(53)	—	53
Total loans	82	(54)	28	53
Other financing arrangements	62	(61)	1	59
Total unsecured financing receivables	$144	$(115)	$29	$112
(1) The unpaid principal balance was $42 million and the average recorded loan balance was $53 million at March 31, 2021.

	December 31, 2020
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on non-accrual status
Loans	$30	$(1)	$29	$—
Impaired loans (2)	53	(53)	—	53
Total loans	83	(54)	29	53
Other financing arrangements	62	(60)	2	58
Total unsecured financing receivables	$145	$(114)	$31	$111
(2) The unpaid principal balance was $42 million and the average recorded loan balance was $48 million at December 31, 2020.
Fair Value—We estimated the fair value of financing receivables to be approximately $47 million and $44 million at March 31, 2021 and December 31, 2020, respectively. The fair values, which are classified as Level Three in the fair value hierarchy, are estimated using discounted future cash flow models. The principal inputs used are projected future cash flows and the discount rate, which is generally the effective interest rate of the loan.

6.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Grand Hyatt São Paulo—We previously held a 50% interest in the entities that own Grand Hyatt São Paulo, and we accounted for the investment as an unconsolidated hospitality venture under the equity method. During the three months ended March 31, 2021, we purchased the remaining 50% interest for $6 million of cash. Additionally, we repaid the $78 million third-party mortgage loan on the property, and we were released from our debt repayment guarantee (see Note 12). The transaction was accounted for as an asset acquisition, and we recognized a $69 million pre-tax gain related to the transaction in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income (loss). The pre-tax gain is primarily attributable a $42 million reversal of other long-term liabilities associated with our equity method investment and a $22 million reclassification from accumulated other comprehensive loss (see Note 13).
Net assets acquired were determined as follows:

Cash paid	$6
Repayment of third-party mortgage loan	78
Fair value of our previously held equity method investment	6
Net assets acquired	$90
Upon acquisition, we recorded $101 million of property and equipment and $11 million of deferred tax liabilities within our owned and leased hotels segment.
Dispositions
Hyatt Centric Center City Philadelphia—During the three months ended March 31, 2020, an unrelated third party invested in certain of our subsidiaries that developed Hyatt Centric Center City Philadelphia and adjacent parking and retail space in exchange for a 58% ownership interest, resulting in the derecognition of the nonfinancial assets of the subsidiaries. As a result of the transaction, we received $72 million of proceeds, recorded our 42% ownership interest as an equity method investment, and recognized a $4 million pre-tax gain in gains on sales of real estate on our condensed consolidated statements of income (loss) during the three months ended March 31, 2020. Our $22 million equity method investment was recorded at fair value based on the value contributed by our partner to the unconsolidated hospitality venture. As additional consideration, we received a $5 million investment in an equity security without a readily determinable fair value.
Building—During the three months ended March 31, 2020, we sold a commercial building in Omaha, Nebraska for $6 million, net of closing costs and proration adjustments. In conjunction with the sale, we entered into a lease for a portion of the building and accounted for the transaction as a sale and leaseback and recorded a $4 million operating lease right-of-use asset and related lease liability on our condensed consolidated balance sheet. The sale resulted in a $4 million pre-tax gain, which was recognized in gains on sales of real estate on our condensed consolidated statements of income (loss) during the three months ended March 31, 2020. At March 31, 2020, the operating lease had a weighted-average remaining term of 9 years and a weighted-average discount rate of 3.25%. The lease includes an option to extend the lease term by 5 years.
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

7.    INTANGIBLES, NET

	March 31, 2021	Weighted- average useful lives in years	December 31, 2020
Management and franchise agreement intangibles	$354	18	$354
Brand and other indefinite-lived intangibles	130	—	130
Advanced booking intangibles	6	3	6
Other definite-lived intangibles	8	6	8
Intangibles	498		498
Less: accumulated amortization	(120)		(113)
Intangibles, net	$378		$385

	Three Months Ended March 31,
	2021	2020
Amortization expense	$7	$7
8.    OTHER ASSETS

	March 31, 2021	December 31, 2020
Marketable securities held to fund rabbi trusts (Note 4)	$524	$511
Management and franchise agreement assets constituting payments to customers (1)	471	470
Marketable securities held to fund the loyalty program (Note 4)	432	441
Marketable securities held for captive insurance company (Note 4)	142	114
Long-term investments (Note 4)	93	93
Common shares of Playa N.V. (Note 4)	89	72
Other	105	96
Total other assets	$1,856	$1,797
(1) Includes cash consideration as well as other forms of consideration provided, such as debt repayment or performance guarantees.
9.    DEBT
Long-term debt was $2,982 million and $2,984 million at March 31, 2021 and December 31, 2020, respectively.
Revolving Credit Facility—During the three months ended March 31, 2021, we entered into a Third Amendment to the Second Amended and Restated Credit Agreement (the "Revolver Amendment"). The Revolver Amendment (i) extended the current covenant relief period through January 1, 2022 (the "Covenant Relief Period"), (ii) added a new minimum fixed charge coverage ratio covenant applicable to the first quarter of 2022, and (iii) increased the maintenance level of the leverage ratio covenant for the second, third, fourth and fifth quarters following the end of the Covenant Relief Period. The Revolver Amendment also included an option, at our election, to extend the maturity date of $1.45 billion of revolving credit commitments by one year on the terms specified in the Revolver Amendment. The terms of the Revolver Amendment restrict, among other things, our ability to repurchase shares and pay dividends until the first quarter of 2022. The $1.5 billion aggregate commitment amount under our revolving credit facility remains unchanged.
During the three months ended March 31, 2021, we had no borrowings or repayments on our revolving credit facility. During the three months ended March 31, 2020, we had $400 million of borrowings and $50 million of repayments on our revolving credit facility. The weighted-average interest rate on these borrowings was 1.66% at March 31, 2020. At both March 31, 2021 and December 31, 2020, we had no balance outstanding. At March 31, 2021, we had $1,499 million of borrowing capacity available under our revolving credit facility, net of letters of credit outstanding.
Fair Value—We estimated the fair value of debt, excluding finance lease obligations, which consists of the notes below, collectively referred to as the "Senior Notes," bonds, and other long-term debt.

•$250 million of 5.375% senior notes due 2021 (the "2021 Notes")
•$750 million of three-month LIBOR plus 3.000% senior notes due 2022 (the "2022 Notes")
•$350 million of 3.375% senior notes due 2023 (the "2023 Notes")
•$450 million of 5.375% senior notes due 2025 (the "2025 Notes")
•$400 million of 4.850% senior notes due 2026 (the "2026 Notes")
•$400 million of 4.375% senior notes due 2028 (the "2028 Notes")
•$450 million of 5.750% senior notes due 2030 (the "2030 Notes")
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

	March 31, 2021
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (1)	$3,257	$3,499	$—	$3,461	$38
(1) Excludes $9 million of finance lease obligations and $24 million of unamortized discounts and deferred financing fees.

	December 31, 2020
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (2)	$3,261	$3,561	$—	$3,518	$43
(2) Excludes $9 million of finance lease obligations and $26 million of unamortized discounts and deferred financing fees.
Interest Rate Locks—At both March 31, 2021 and December 31, 2020, we had no outstanding interest rate locks. During the three months ended March 31, 2020, we recognized $34 million of pre-tax losses in unrealized gains (losses) on our condensed consolidated statements of comprehensive loss related to derivative instruments that were settled in April 2020. Upon settlement, we recorded a $61 million loss within accumulated other comprehensive loss. This loss is amortized into interest expense on our condensed consolidated statements of income (loss) over the term of the 2030 Notes and resulted in $2 million of interest expense recognized during the three months ended March 31, 2021 (see Note 13).
10.     OTHER LONG-TERM LIABILITIES

	March 31, 2021	December 31, 2020
Deferred compensation plans funded by rabbi trusts (Note 4)	$524	$511
Income taxes payable	167	166
Self-insurance liabilities (Note 12)	67	67
Deferred income taxes (Note 11)	66	48
Guarantee liabilities (Note 12)	26	31
Other	57	88
Total other long-term liabilities	$907	$911
11.    INCOME TAXES
The effective income tax rates for the three months ended March 31, 2021 and March 31, 2020 were (156.6)% and 25.4%, respectively. Our effective tax rate decreased for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, due to a $193 million non-cash expense to record a full valuation allowance on U.S. federal and state deferred tax assets and the impact of unbenefited U.S. and foreign losses in the period.
During the year ended December 31, 2020 and the three months ended March 31, 2021, we generated significant pre-tax losses driven by the COVID-19 pandemic business disruption, and during the three months ended March 31, 2021, we entered into a three-year cumulative U.S. pre-tax loss position. When assessing the need for a valuation allowance against our deferred tax assets, we considered both positive and negative evidence, including the cumulative three-year pre-tax loss position. We considered sources of positive evidence including recent favorable recovery trends in the hospitality industry in the first quarter of 2021 and the indefinite carryforward period of U.S. tax losses generated. Accounting Standards Codification 740, Income Taxes, prescribes that a recent cumulative pre-tax loss position is strong objectively verifiable negative evidence that is difficult to overcome and little or no weight is placed on future projections of pre-tax income, and therefore, our forecasts did not have an impact on our assessment. Based on the weight of all available evidence, we recorded a full valuation allowance against our U.S. deferred tax assets.
During the three months ended March 31, 2021, we recognized a $193 million valuation allowance for U.S. federal and state deferred tax assets. At January 1, 2021, we had no U.S. federal net operating loss carryforwards, as the net operating losses we generated in 2020 were carried back to prior years, as described below. To measure the valuation allowance, we estimated the years in which our deferred tax assets and liabilities would reverse using systematic and logical methods to determine reversal patterns.
If we continue to generate losses in future periods, additional valuation allowances may be required that could have an adverse impact on our net income (loss). Conversely, if pre-tax income returns to normalized levels, we expect to see these allowances reverse, which would result in an increase in reported net income. We will continue to reassess the realizability of our U.S. deferred tax asset balances in future periods.
During the three months ended March 31, 2021, we filed a U.S. refund claim, which carried back the taxable loss generated in 2020 to 2015, 2016, and 2017 as allowed under the provision of the Coronavirus Aid, Relief, and Economic Security Act. As a result, we expect a refund from the Internal Revenue Service ("IRS") of approximately $250 million, which is recorded in prepaid income taxes on our condensed consolidated balance sheets.
We are subject to audits by federal, state, and foreign tax authorities. U.S. tax years 2009 through 2011 are before the U.S. Tax Court concerning the tax treatment of the loyalty program. We are currently under field exam by the IRS for tax years 2015 through 2017. During the three months ended March 31, 2021, we received a Notice of Proposed Adjustment for those tax years related to the loyalty program issue currently in U.S. Tax Court. As a result, U.S. tax years 2009 through 2017 are pending the outcome of the issue currently in U.S. Tax Court. If the IRS' position to include loyalty program contributions as taxable income to the Company is upheld, it would result in an income tax payment of $218 million (including $60 million of estimated interest, net of federal tax benefit) for all assessed years. We believe we have an adequate uncertain tax liability recorded in connection with this matter.
At March 31, 2021 and December 31, 2020, total unrecognized tax benefits recorded in other long-term liabilities on our condensed consolidated balance sheets were $147 million and $146 million, respectively, of which $138 million and $49 million, respectively, would impact the effective tax rate if recognized.
12.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements.
Commitments—At March 31, 2021, we are committed, under certain conditions, to lend or provide certain consideration to, or invest in, various business ventures up to $335 million, net of any related letters of credit.
Performance Guarantees—Certain of our contractual agreements with third-party hotel owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. At March 31, 2021, the remaining maximum exposure under our performance guarantees was $41 million. Our most significant performance guarantee, relating to four managed hotels in France, expired on April 30, 2020.
We had $14 million and $16 million of total performance guarantee liabilities at March 31, 2021 and December 31, 2020, respectively, which included $6 million recorded in other long-term liabilities for both periods and $8 million and $10 million recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets, respectively.

	Four managed hotels in France		Other performance guarantees		All performance guarantees
	2021	2020	2021	2020	2021	2020
Beginning balance, January 1	$—	$20	$16	$13	$16	$33
Initial guarantee obligation liability	—	—	1	—	1	—
Amortization of initial guarantee obligation liability into income	—	(4)	(1)	(1)	(1)	(5)
Performance guarantee expense, net	—	20	1	6	1	26
Payments during the period	—	(15)	(3)	(3)	(3)	(18)
Ending balance, March 31	$—	$21	$14	$15	$14	$36
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. At March 31, 2021 and December 31, 2020, we had $4 million and $3 million, respectively, recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets related to these performance cure payments.
Debt Repayment and Other Guarantees—We enter into various debt repayment and other guarantees in order to assist hotel owners and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms.

Property description	Maximum potential future payments	Maximum exposure net of recoverability from third parties	Other long-term liabilities recorded at March 31, 2021	Other long-term liabilities recorded at December 31, 2020	Year of guarantee expiration
Hotel properties in India (1)	$170	$170	$—	$—	2021
Hotel properties in Tennessee (2)	56	26	7	8	various, through 2024
Hotel properties in California (2)	38	15	2	2	2021
Hotel property in Pennsylvania (2), (3)	28	11	1	1	various, through 2023
Hotel property in Massachusetts (2), (3)	27	14	3	4	various, through 2022
Hotel properties in Georgia (2)	27	13	3	4	various, through 2024
Hotel property in Oregon (2)	21	8	1	1	2022
Other (2), (4)	21	8	3	5	various, through 2025
Total	$388	$265	$20	$25
(1) Debt repayment guarantee is denominated in Indian rupees and translated using exchange rates at March 31, 2021. We have the contractual right to recover amounts funded from an unconsolidated hospitality venture, which is a related party. We expect our maximum exposure to be $85 million, taking into account our partner's 50% ownership interest in the unconsolidated hospitality venture. Under certain events or conditions, we have the right to force the sale of the properties in order to recover amounts funded.
(2) We have agreements with our unconsolidated hospitality venture partners, the respective hotel owners, or other third parties to recover certain amounts funded under the debt repayment guarantee; the recoverability mechanism may be in the form of cash or HTM debt security.
(3) In conjunction with the debt repayment guarantees, we are subject to completion guarantees whereby the parties agree to substantially complete the construction of the project by a specified date. In the event of default, we are obligated to complete construction using the funds available from the outstanding loan. Any additional funds paid by us are subject to partial recovery in the form of cash. At March 31, 2021, the maximum potential future payments and the maximum exposure net of recoverability from third parties are insignificant.
(4) If certain funding thresholds are met or if certain events occur, we have the ability to assume control of the property.

At March 31, 2021, we are not aware of, nor have we received notification that our unconsolidated hospitality ventures or hotel owners are not current on their debt service obligations where we have provided a debt repayment guarantee.

Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be $44 million and $66 million at March 31, 2021 and December 31, 2020, respectively. Based on the lack of available market data, we have classified our guarantees as Level Three in the fair value hierarchy.
Insurance—We obtain commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property, cyber risk, and other miscellaneous coverages. A portion of the risk is retained on a self-insurance basis primarily through a U.S.-based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Reserves for losses in our captive insurance company to be paid within 12 months are $36 million and $37 million at March 31, 2021 and December 31, 2020, respectively, and are recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets. Reserves for losses in our captive insurance company to be paid in future periods are $67 million at both March 31, 2021 and December 31, 2020 and are recorded in other long-term liabilities on our condensed consolidated balance sheets.
Collective Bargaining Agreements—At March 31, 2021, approximately 26% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between us and various unions. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety Bonds—Surety bonds issued on our behalf were $49 million at March 31, 2021 and primarily relate to workers' compensation, taxes, licenses, construction liens, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at March 31, 2021 were $238 million, which relate to our ongoing operations, hotel properties under development in the U.S., collateral for estimated insurance claims, and securitization of our performance under our debt repayment guarantee associated with the hotel properties in India, which is only called on if we default on our guarantee. Of the letters of credit outstanding, $1 million reduces the available capacity under our revolving credit facility (see Note 9).
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
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, we have not recorded a liability in connection with this matter. At March 31, 2021, our maximum exposure is not expected to exceed $18 million.

13.    EQUITY
Accumulated Other Comprehensive Loss

	Balance at January 1, 2021	Current period other comprehensive loss before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at March 31, 2021
Foreign currency translation adjustments (a)	$(145)	$(24)	$(22)	$(191)
Unrealized gains (losses) on AFS debt securities	1	(1)	—	—
Unrecognized pension cost	(7)	—	—	(7)
Unrealized losses on derivative instruments (b)	(41)	—	2	(39)
Accumulated other comprehensive loss	$(192)	$(25)	$(20)	$(237)
(a) The amount reclassified from accumulated other comprehensive loss related to the acquisition of the remaining interest in the entities which own Grand Hyatt São Paulo (see Note 6).
(b) The amount reclassified from accumulated other comprehensive loss represents realized losses recognized in interest expense related to the settlement of interest rate locks (see Note 9). We expect to reclassify $7 million of losses over the next 12 months.

	Balance at January 1, 2020	Current period other comprehensive loss before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at March 31, 2020
Foreign currency translation adjustments	$(183)	$(51)	$—	$(234)
Unrealized gains (losses) on AFS debt securities	1	—	—	1
Unrecognized pension cost	(9)	—	—	(9)
Unrealized losses on derivative instruments	(18)	(25)	—	(43)
Accumulated other comprehensive loss	$(209)	$(76)	$—	$(285)
Share Repurchase—During 2019 and 2018, our board of directors authorized the repurchase of up to $750 million and $750 million, respectively, of our common stock. These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction, at prices we deem appropriate and subject to our financial condition, capital requirements, market conditions, restrictions under the terms of our revolving credit facility, applicable law, and other factors deemed relevant in our sole discretion. The common stock repurchase program applies to our Class A and Class B common stock. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock, and the program may be suspended or discontinued at any time.
During the three months ended March 31, 2021, we did not repurchase common stock.
During the three months ended March 31, 2020, we repurchased 827,643 shares of Class A common stock. The shares of common stock were repurchased at a weighted-average price of $84.08 per share for an aggregate purchase price of $69 million, excluding related insignificant expenses. The shares repurchased during the three months ended March 31, 2020 represented approximately 1% of our total shares of common stock outstanding at December 31, 2019.
The shares of Class A common stock repurchased on the open market were retired and returned to the status of authorized and unissued shares. At March 31, 2021, we had $928 million remaining under the share repurchase authorization.
Dividend—Hyatt did not declare or pay dividends to Class A or Class B shareholders of record during the three months ended March 31, 2021. On February 13, 2020, our board of directors declared a cash dividend of $0.20 per share for the first quarter of 2020, which was paid on March 9, 2020 to Class A and Class B shareholders of record on February 26, 2020. For the three months ended March 31, 2020, $7 million and $13 million of cash dividends were paid for Class A and Class B common stock, respectively.

14.    STOCK-BASED COMPENSATION
As part of our Long-Term Incentive Plan ("LTIP"), we award time-vested stock appreciation rights ("SARs"), time-vested restricted stock units ("RSUs"), and performance-vested restricted stock units ("PSUs") to certain employees and non-employee directors. In addition, non-employee directors may elect to receive their annual fees and/or annual equity retainers in the form of shares of our Class A common stock. Compensation expense and unearned compensation presented below exclude amounts related to employees of our managed hotels and other employees whose payroll is reimbursed, as this expense has been and will continue to be reimbursed by our third-party hotel owners and is recognized within revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and costs incurred on behalf of managed and franchised properties on our condensed consolidated statements of income (loss). Stock-based compensation expense recognized in selling, general, and administrative expenses on our condensed consolidated statements of income (loss) related to these awards was as follows:

	Three Months Ended March 31,
	2021	2020
SARs	$9	$10
RSUs	13	10
PSUs	6	(5)
Total	$28	$15
The three months ended March 31, 2020 included a reversal of previously recognized stock-based compensation expense based on our assessment at the time of the expected achievement relative to the applicable performance targets related to certain PSU awards.
SARs—During the three months ended March 31, 2021, we granted 396,889 SARs to employees with a weighted-average grant date fair value of $28.68. During the three months ended March 31, 2020, we granted 1,250,434 SARs to employees with a weighted-average grant date fair value of $8.88.
RSUs—During the three months ended March 31, 2021, we granted 388,726 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $80.48. During the three months ended March 31, 2020, we granted 519,730 RSUs to employees with a weighted-average grant date fair value of $48.66.
PSUs—During the three months ended March 31, 2021, we granted 153,256 PSUs to employees with a weighted-average grant date fair value of $82.02. During the three months ended March 31, 2020, we did not grant any PSUs under our LTIP.
Our total unearned compensation for our stock-based compensation programs at March 31, 2021 was $3 million for SARs, $25 million for RSUs, and $23 million for PSUs, which will primarily be recognized in stock-based compensation expense over a weighted-average period of three years.
15.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Equity Method Investments—We have equity method investments in entities that own, operate, manage, or franchise properties for which we receive management, franchise, or license fees. We recognized $1 million and $3 million of fees for the three months ended March 31, 2021 and March 31, 2020, respectively. In addition, in some cases we provide loans (see Note 5) or guarantees (see Note 12) to these entities. During each of the three months ended March 31, 2021 and March 31, 2020, we recognized $1 million of income related to these guarantees. At March 31, 2021 and December 31, 2020, we had $15 million of receivables due from these properties. Our ownership interest in these unconsolidated hospitality ventures varies from 24% to 50%. See Note 4 for further details regarding these investments.
Class B Share Conversion—During the three months ended March 31, 2021, 800,169 shares of Class B common stock were converted on a share-for-share basis into shares of Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock have been retired, thereby reducing the shares of Class B common stock authorized and outstanding.

16.     SEGMENT INFORMATION
Our reportable segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker ("CODM") to assess performance and make decisions regarding the allocation of resources. Our CODM is our President and Chief Executive Officer. We define our reportable segments as follows:
•Owned and leased hotels—This segment derives its earnings from owned and leased hotel properties located predominantly in the United States but also in certain international locations, and for purposes of segment Adjusted EBITDA, includes our pro rata share of the Adjusted EBITDA of our unconsolidated hospitality ventures, based on our ownership percentage of each venture. Adjusted EBITDA includes intercompany expenses related to management fees paid to the Company's management and franchising segments, which are eliminated in consolidation. Intersegment revenues relate to promotional award redemptions earned by our owned and leased hotels related to our co-branded credit card program and are eliminated in consolidation.
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
Our CODM evaluates performance based on owned and leased hotels revenues; management, franchise, and other fees revenues; and Adjusted EBITDA. Adjusted EBITDA, as we define it, is a non-GAAP measure. We define Adjusted EBITDA as net income (loss) attributable to Hyatt Hotels Corporation plus our pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA based on our ownership percentage of each owned and leased venture, adjusted to exclude interest expense; benefit (provision) for income taxes; depreciation and amortization; amortization of management and franchise agreement assets and performance cure payments, which constitute payments to customers ("Contra revenue"); revenues for the reimbursement of costs incurred on behalf of managed and franchised properties; costs incurred on behalf of managed and franchised properties that we intend to recover over the long term; equity earnings (losses) from unconsolidated hospitality ventures; stock-based compensation expense; gains (losses) on sales of real estate; asset impairments; and other income (loss), net.

The table below shows summarized consolidated financial information by segment. Included within corporate and other are results from our co-branded credit card program, the results of the Exhale spa and fitness business, which was sold during the year ended December 31, 2020, and unallocated corporate expenses.

	Three Months Ended March 31,
	2021	2020
Owned and leased hotels
Owned and leased hotels revenues	$107	$330
Intersegment revenues (a)	3	7
Adjusted EBITDA	(29)	34
Depreciation and amortization	59	63
Americas management and franchising
Management, franchise, and other fees revenues	38	84
Contra revenue	(4)	(4)
Other revenues	17	27
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	227	484
Intersegment revenues (a)	3	10
Adjusted EBITDA	28	68
Depreciation and amortization	5	5
ASPAC management and franchising
Management, franchise, and other fees revenues	15	19
Contra revenue	(1)	(1)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	20	27
Adjusted EBITDA	5	8
Depreciation and amortization	1	1
EAME/SW Asia management and franchising
Management, franchise, and other fees revenues	7	10
Contra revenue	(3)	(1)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	13	20
Intersegment revenues (a)	—	1
Adjusted EBITDA	—	1
Depreciation and amortization	—	—
Corporate and other
Revenues	8	14
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	2
Intersegment revenues (a)	—	—
Adjusted EBITDA	(24)	(27)
Depreciation and amortization	9	11
Eliminations
Revenues (a)	(6)	(18)
Adjusted EBITDA	—	2
TOTAL
Revenues	$438	$993
Adjusted EBITDA	(20)	86
Depreciation and amortization	74	80
(a)Intersegment revenues are included in management, franchise, and other fees revenues, owned and leased hotels revenues, and other revenues and eliminated in Eliminations.

The table below provides a reconciliation of our net loss attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to our consolidated Adjusted EBITDA:

	Three Months Ended March 31,
	2021	2020
Net loss attributable to Hyatt Hotels Corporation	$(304)	$(103)
Interest expense	41	17
(Benefit) provision for income taxes	186	(35)
Depreciation and amortization	74	80
EBITDA	(3)	(41)
Contra revenue	8	6
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(260)	(533)
Costs incurred on behalf of managed and franchised properties	277	555
Equity (earnings) losses from unconsolidated hospitality ventures	(54)	2
Stock-based compensation expense (Note 14)	28	15
Gains on sales of real estate (Note 6)	—	(8)
Asset impairments	—	3
Other (income) loss, net (Note 18)	(12)	81
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	(4)	6
Adjusted EBITDA	$(20)	$86

17.    LOSSES PER SHARE
The calculation of basic and diluted losses per share, including a reconciliation of the numerator and denominator, are as follows:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(304)	$(103)
Net loss attributable to noncontrolling interests	—	—
Net loss attributable to Hyatt Hotels Corporation	$(304)	$(103)
Denominator:
Basic weighted-average shares outstanding	101,525,935	101,402,348
Share-based compensation	—	—
Diluted weighted-average shares outstanding	101,525,935	101,402,348
Basic Losses Per Share:
Net loss	$(2.99)	$(1.02)
Net loss attributable to noncontrolling interests	—	—
Net loss attributable to Hyatt Hotels Corporation	$(2.99)	$(1.02)
Diluted Losses Per Share:
Net loss	$(2.99)	$(1.02)
Net loss attributable to noncontrolling interests	—	—
Net loss attributable to Hyatt Hotels Corporation	$(2.99)	$(1.02)
The computations of diluted net losses per share for the three months ended March 31, 2021 and March 31, 2020 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Three Months Ended March 31,
	2021	2020
SARs	1,342,600	1,058,600
RSUs	658,100	470,500
18.    OTHER INCOME (LOSS), NET

	Three Months Ended March 31,
	2021	2020
Unrealized gains (losses), net (Note 4)	$8	$(79)
Interest income	6	11
Depreciation recovery	4	6
Performance guarantee liability amortization (Note 12)	1	5
Performance guarantee expense, net (Note 12)	(1)	(26)
Credit losses (Note 4 and Note 5)	(2)	(4)
Other, net	(4)	6
Other income (loss), net	$12	$(81)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, and financial performance; the impact of the COVID-19 pandemic and pace of recovery; the amount by which the Company intends to reduce its real estate asset base and the anticipated timeframe for such asset dispositions; and prospective or future events. Forward-looking statements involve known and unknown risks that are difficult to predict. As a result, our actual results, performance or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would," and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the SEC, including our Annual Report on Form 10-K; the duration of the COVID-19 pandemic and its short and longer-term effects, including the demand for travel, transient and group business, and levels of consumer confidence, and the pace of recovery following the pandemic, any additional resurgence, or COVID-19 variants; the impact of the COVID-19 pandemic, any additional resurgence, or COVID-19 variants, and the impact of actions that governments, businesses, and individuals take in response, on global and regional economies, travel limitations or bans, and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; the broad distribution of COVID-19 vaccines and wide acceptance by the general population of such vaccines; the ability of third-party owners, franchisees, or hospitality venture partners to successfully navigate the impacts of the COVID-19 pandemic, any additional resurgence, or COVID-19 variants; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; levels of spending in business and leisure segments as well as consumer confidence;
declines in occupancy and average daily rate ("ADR"); limited visibility with respect to future bookings; loss of key personnel; domestic and international political and geo-political conditions, including political or civil unrest or changes in trade policy; hostilities, or fear of hostilities, including future terrorist attacks, that affect travel; travel-related accidents; natural or man-made disasters such as earthquakes, tsunamis, tornadoes, hurricanes, floods, wildfires, oil spills, nuclear incidents, and global outbreaks of pandemics or contagious diseases, such as the COVID-19 pandemic, or fear of such outbreaks; our ability to successfully achieve certain levels of operating profits at hotels that have performance tests or guarantees in favor of our third-party owners; the impact of hotel renovations and redevelopments; risks associated with our capital allocation plans, share repurchase program, and dividend payments, including a reduction in, or elimination or suspension of, repurchase activity or dividend payments; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through internet travel intermediaries; changes in the tastes and preferences of our customers; relationships with colleagues and labor unions and changes in labor laws; the financial condition of, and our relationships with, third-party property owners, franchisees, and hospitality venture partners; the possible inability of third-party owners, franchisees, or development partners to access capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions and the introduction of new brand concepts; the timing of acquisitions and dispositions and our ability to successfully integrate completed acquisitions with existing operations; failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals); our ability to successfully execute on our strategy to expand our management and franchising business while at the same time reducing our real estate asset base within targeted timeframes and at expected values; declines in the value of our real estate assets; unforeseen terminations of our management or franchise agreements; changes in federal, state, local, or foreign tax law; increases in interest rates and operating costs; foreign exchange rate fluctuations or currency restructurings; lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access such markets; changes in the competitive environment in our industry, including as a result of the COVID-19 pandemic, industry consolidation, and the markets where we operate; our ability to successfully grow the World of Hyatt loyalty program; cyber incidents and information technology failures; outcomes of legal or administrative proceedings; and violations of regulations or laws related to our franchising business.

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
Executive Overview
We provide hospitality and other services on a worldwide basis through the operation, management, franchising, ownership, development, and licensing of hospitality businesses. We operate, manage, franchise, own, lease, develop, license, or provide services to a portfolio of properties consisting of full service hotels, select service hotels, resorts, and other properties, including timeshare, fractional, and other forms of residential, vacation, and condominium ownership units.
At March 31, 2021, our worldwide hotel portfolio consisted of 993 full and select service hotels (238,247 rooms), including:
•418 managed properties (129,429 rooms), all of which we operate under management and hotel services agreements with third-party property owners;
•503 franchised properties (83,498 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;
•32 owned properties (13,841 rooms) (including 1 consolidated hospitality venture), 1 finance leased property (171 rooms), and 6 operating leased properties (2,086 rooms), all of which we manage;
•26 managed properties and 2 franchised properties owned or leased by unconsolidated hospitality ventures (8,207 rooms); and
•5 franchised properties (1,015 rooms) that are operated by an unconsolidated hospitality venture in connection with a master license agreement by Hyatt, 3 of these properties (669 rooms) are leased by the unconsolidated hospitality venture.
Our worldwide property portfolio also included:
•8 all-inclusive resorts (3,153 rooms), all of which are owned by a third party in which we hold common shares and which operates the resorts under franchise agreements with us;
•16 vacation ownership properties under the Hyatt Residence Club brand and operated by third parties;
•38 residential properties, which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel; and
•36 condominium ownership properties for which we provide services for the rental programs and/or homeowners associations (including 1 unconsolidated hospitality venture).
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
Within corporate and other, we include the results from our co-branded credit card program, the results of the Exhale spa and fitness business, which was sold during the year ended December 31, 2020, and unallocated corporate expenses. See Part I, Item 1 "Financial Statements—Note 16 to the Condensed Consolidated Financial Statements" for further discussion of our segment structure.
Overview of the Impact of the COVID-19 Pandemic
The global spread and impact of the COVID-19 pandemic are complex and continuously evolving, resulting in significant disruption to our business, the lodging and hospitality industries, and the global economy. The pandemic has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on large gatherings of people, travel bans, border closings, business closures and restrictions, quarantines, shelter-in-place orders, and social distancing measures. As a result, the COVID-19 pandemic and its impacts have significantly reduced global travel and demand for hotel rooms and travel experiences and have had a material detrimental impact on global commercial activity across the travel, lodging, and hospitality industries, which has had, and is expected to continue to have, a material impact on our business, results of operations, cash flows, and financial condition.
While we have seen continued improvement during the quarter ended March 31, 2021, we expect demand could continue to be uneven in the near term, and we do not expect a material improvement in results until business traveler and consumer confidence related to risks associated with the COVID-19 pandemic improves and various government and corporate restrictions on travel and freedom of movement are lifted. We have, at times, suspended operations at certain hotels experiencing low levels of occupancy for different lengths of time across our portfolio. As restrictions have been lifted, we have been able to reopen the majority of hotels where operations were previously suspended, but as cases of COVID-19 increase in various regions around the globe, restrictions have been re-established in certain markets, which have created, and may continue to create, demand volatility and may result in the subsequent re-suspension of operations at certain hotels. At March 31, 2021, 96% of our system-wide hotels were open compared to 94% at December 31, 2020. Even once all restrictions on global travel have been lifted and vaccines are widely available and distributed, there remains considerable uncertainty as to the pace of recovery of demand for lodging and travel-related experiences.
We are monitoring guidance from international and domestic authorities, including federal, state, and local public health authorities, and there may be developments that require us to further adjust our operations.
Overview of Financial Results
For the quarter ended March 31, 2021, we reported a net loss attributable to Hyatt Hotels Corporation of $304 million, representing a $201 million decrease compared to the quarter ended March 31, 2020, driven by decreased operating performance as a result of the COVID-19 pandemic and a non-cash tax valuation allowance recognized in the quarter.
Consolidated revenues decreased $555 million or 55.9% ($557 million, or 56.0%, excluding the impact of currency) during the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020. The decreases in owned and leased hotels revenues; management, franchise, and other fees; other revenues; and revenues for the reimbursement of costs incurred on behalf of managed and franchised properties of $219 million, $45 million, $16 million, and $273 million, respectively, for the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020, were primarily driven by the impact of the COVID-19 pandemic.
Across our portfolio of properties, we have continued to experience significant disruption during the first quarter, with sequential improvement in demand over the course of the quarter, largely driven by leisure travel within certain markets, and we expect varied levels of recovery over the remainder of 2021. The pace of recovery is difficult to predict at this time and is highly dependent on a variety of factors including group business and corporate travel demand, consumer confidence regarding the safety of travel, the distribution and broad acceptance of COVID-19 vaccines, and the global economic impact resulting from the pandemic.
At our full service hotels in the Americas, including owned and leased hotels, we have seen long-term group bookings production improve compared to 2020, though still significantly lower than pre-COVID-19 pandemic levels. The revenue associated with group booking demand is dependent on travel restrictions related to gatherings being lifted and confidence from meeting planners and businesses that their attendees are comfortable traveling.
Our consolidated Adjusted EBITDA for the quarter ended March 31, 2021 decreased $106 million, compared to the first quarter of 2020, driven by the impacts of the COVID-19 pandemic. See "—Segment Results" for further discussion. See "—Non-GAAP Measures" for an explanation of how we utilize Adjusted EBITDA, why we present it, and material limitations on its usefulness, as well as a reconciliation of our net loss attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA.
During the quarter ended March 31, 2021, there were no returns of capital to our shareholders through share repurchases, and there was no quarterly dividend payment as we suspended all share repurchase activity and dividend payments beginning in March 2020.
We expect to successfully execute plans announced in March 2019 to realize proceeds of approximately $1.5 billion from the sale of real estate by March 2022 as part of our capital strategy. As of March 31, 2021, we have realized proceeds of approximately $1 billion towards this goal from the disposition of owned assets.
Hotel Chain Revenue per Available Room ("RevPAR") Statistics.

		RevPAR
		Three Months Ended March 31,
(Comparable locations)	Number of comparable hotels (1)	2021	vs. 2020 (in constant $)
System-wide hotels	889	$46	(48.9)%
Owned and leased hotels	35	$48	(64.4)%
Americas full service hotels	216	$44	(61.8)%
Americas select service hotels	416	$48	(34.7)%
ASPAC full service hotels	111	$57	(19.8)%
ASPAC select service hotels	26	$32	40.9%
EAME/SW Asia full service hotels	102	$37	(58.2)%
EAME/SW Asia select service hotels	18	$29	(46.7)%
(1) The number of comparable hotels presented above includes owned and leased hotels and hotels that have temporarily suspended operations due to the COVID-19 pandemic.
System-wide RevPAR decreased 48.9% during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, driven by decreased group and transient demand due to the impact of the COVID-19 pandemic, which significantly affected most regions beginning in March 2020. System-wide RevPAR had double-digit percentage growth for the month of March 2021 compared to the same period in 2020, as leisure demand continues to drive recovery and travel restrictions have eased in certain markets due to lower COVID-19 cases coupled with an increase in vaccine distribution. The ASPAC region had triple-digit percentage RevPAR growth for the month of March 2021, compared to the same period in 2020, primarily due to improved transient demand led by Greater China. See "—Segment Results" for discussion of RevPAR by segment.
Our comparable system-wide hotels RevPAR of $46 and $90 for the three months ended March 31, 2021 and March 31, 2020, respectively, remain significantly below pre-pandemic levels of previously reported comparable system-wide hotels RevPAR of $132 for the three months ended March 31, 2019. While there remains uncertainty surrounding significant near-term improvement, it is our expectation that business transient and group business will continue to gradually improve over the coming months. Leisure transient demand may remain consistent or moderately improve over 2021, especially during the summer months, but demand may be varied and irregular in the current environment.

Results of Operations
Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
Discussion on Consolidated Results
For additional information regarding our consolidated results, refer to our condensed consolidated statements of income (loss) included in this quarterly report. Consolidated results were impacted significantly by the COVID-19 pandemic during the three months ended March 31, 2021 and March 31, 2020. See "—Segment Results" for further discussion.
The impact from our investments in marketable securities held to fund our deferred compensation plans through rabbi trusts was recognized on the various financial statement line items discussed below and had no impact on net loss.
Owned and leased hotels revenues.

	Three Months Ended March 31,
	2021	2020	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$101	$301	$(200)	(66.4)%	$2
Non-comparable owned and leased hotels revenues	3	22	(19)	(86.3)%	—
Total owned and leased hotels revenues	$104	$323	$(219)	(67.8)%	$2

Comparable owned and leased hotels revenues decreased during the three months ended March 31, 2021, compared to the same period in the prior year, driven by the COVID-19 pandemic beginning in the latter half of the first quarter of 2020, resulting in decreased demand at a significant number of hotels. For the same period, non-comparable owned and leased hotels revenues decreased due to the extended closure of an owned hotel. See "—Segment Results" for further discussion.
Management, franchise, and other fees revenues.

	Three Months Ended March 31,
	2021	2020	Better / (Worse)
Base management fees	$24	$47	$(23)	(48.8)%
Incentive management fees	8	8	—	2.2%
Franchise fees	17	27	(10)	(38.0)%
Management and franchise fees	49	82	(33)	(40.6)%
Other fees revenues	14	26	(12)	(46.7)%
Management, franchise, and other fees	$63	$108	$(45)	(42.0)%

	Three Months Ended March 31,
	2021	2020	Better / (Worse)
Management, franchise, and other fees	$63	$108	$(45)	(42.0)%
Contra revenue	(8)	(6)	(2)	(24.6)%
Net management, franchise, and other fees	$55	$102	$(47)	(46.3)%

The decreases in base management fees and franchise fees for the three months ended March 31, 2021, compared to the same period in the prior year, were driven by decreased demand at a significant number of hotels as a result of the COVID-19 pandemic. Other fees revenues decreased for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, driven by decreases in license fees in the ASPAC and Americas management and franchising segments. See "—Segment Results" for further discussion.
Other revenues.   During the three months ended March 31, 2021, compared to the three months ended March 31, 2020, other revenues decreased $16 million, primarily driven by the impact of the COVID-19 pandemic on our residential management operations and the sale of the Exhale spa and fitness business during the fourth quarter of 2020.
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Three Months Ended March 31,
	2021	2020	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$260	$533	$(273)	(51.2)%
Less: rabbi trust impact	(5)	20	(25)	(125.1)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$255	$553	$(298)	(53.9)%

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties decreased during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily driven by the impact of the COVID-19 pandemic and associated cost containment initiatives, which led to lower reimbursements for payroll and related costs and expenses related to system-wide services provided to managed and franchised properties. This decrease was partially offset by a $25 million increase in the value of the marketable securities held to fund our deferred compensation plans through rabbi trusts due to improved market performance.
Owned and leased hotels expenses.

	Three Months Ended March 31,
	2021	2020	Better / (Worse)
Comparable owned and leased hotels expenses	$111	$247	$136	54.7%
Non-comparable owned and leased hotels expenses	11	32	21	66.1%
Rabbi trust impact	2	(7)	(9)	(123.3)%
Total owned and leased hotels expenses	$124	$272	$148	54.3%

The decrease in comparable owned and leased hotels expenses during the three months ended March 31, 2021, compared to the same period in the prior year, was primarily driven by the aforementioned decreased demand at a significant number of hotels and related suspension of operations at certain hotels due to the COVID-19 pandemic. For the same period, non-comparable owned and leased hotels expenses decreased due to the extended closure of an owned hotel. See "—Segment Results" for further discussion.
Other direct costs.   During the three months ended March 31, 2021, compared to the three months ended March 31, 2020, other direct costs decreased $11 million, primarily driven by the impact of the COVID-19 pandemic on our residential management operations and the sale of the Exhale spa and fitness business during the fourth quarter of 2020.
Selling, general, and administrative expenses.

	Three Months Ended March 31,
	2021	2020	Change
Selling, general, and administrative expenses	$95	$47	$48	102.0%
Less: rabbi trust impact	(10)	41	(51)	(124.4)%
Less: stock-based compensation expense	(28)	(15)	(13)	(85.3)%
Adjusted selling, general, and administrative expenses	$57	$73	$(16)	(22.5)%

Selling, general, and administrative expenses increased during the three months ended March 31, 2021, compared to the same period in the prior year, primarily driven by the improved market performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts and an increase in stock-based compensation expense, primarily due to lapping a reversal of previously recognized stock-based compensation expense related to certain PSU awards during the three months ended March 31, 2020.

During the three months ended March 31, 2021, compared to the three months ended March 31, 2020, Adjusted selling, general, and administrative expenses decreased as a result of cost containment initiatives that primarily drove decreases in payroll and related costs.
Adjusted selling, general, and administrative expenses exclude the impact of deferred compensation plans funded through rabbi trusts and stock-based compensation expense. Adjusted selling, general, and administrative expenses, as we define it, is a non-GAAP measure. See "—Non-GAAP Measures" for further discussion of Adjusted selling, general, and administrative expenses.
Costs incurred on behalf of managed and franchised properties.

	Three Months Ended March 31,
	2021	2020	Change
Costs incurred on behalf of managed and franchised properties	$277	$555	$(278)	(50.1)%
Less: rabbi trust impact	(5)	20	(25)	(125.1)%
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$272	$575	$(303)	(52.7)%

Costs incurred on behalf of managed and franchised properties decreased during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, driven by the impact of the COVID-19 pandemic and associated cost containment initiatives, both of which led to lower reimbursements for payroll and related costs and expenses related to system-wide services provided to managed and franchised properties. This decrease was partially offset by a $25 million increase in the value of the marketable securities held to fund our deferred compensation plans through rabbi trusts due to improved market performance.
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Three Months Ended March 31,
	2021	2020	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$10	$(41)	$51	124.4%
Rabbi trust impact allocated to owned and leased hotels expenses	2	(7)	9	123.3%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$12	$(48)	$60	124.3%

Net gains (losses) and interest income from marketable securities held to fund rabbi trusts increased during the three months ended March 31, 2021, compared to the same period in prior year, driven by the aforementioned performance of the underlying invested assets.

Equity earnings (losses) from unconsolidated hospitality ventures. Equity earnings (losses) from unconsolidated hospitality ventures increased $56 million during the three months ended March 31, 2021 compared to the same period in prior year. This increase is driven by a $69 million pre-tax gain recognized in connection with the acquisition of the remaining 50% interest in the entities that own Grand Hyatt São Paulo, partially offset by an increase in Hyatt's share of unconsolidated hospitality ventures' net losses.
Interest expense.   Interest expense increased $24 million during the three months ended March 31, 2021, compared to the same period in the prior year, driven by the 2025 and 2030 Notes issued during the second quarter of 2020 and the 2022 Notes issued during the third quarter of 2020. See Part I, Item 1 "Financial Statements—Note 9 to the Condensed Consolidated Financial Statements" for additional information.
Gains on sales of real estate.   During the three months ended March 31, 2020, we recognized a $4 million pre-tax gain related to an unrelated third-party's investment in certain of our subsidiaries that developed Hyatt Centric Center City Philadelphia and adjacent parking and retail space and a $4 million pre-tax gain for the sale of a commercial building in Omaha, Nebraska. See Part I, Item 1 "Financial Statements—Note 6 to the Condensed Consolidated Financial Statements" for additional information.

Other income (loss), net.   Other income (loss), net increased $93 million during the three months ended March 31, 2021 compared to the same period in the prior year. See Part I, Item 1 "Financial Statements—Note 18 to the Condensed Consolidated Financial Statements" for additional information.
Benefit (provision) for income taxes.

	Three Months Ended March 31,
	2021	2020	Better / (Worse)
Loss before income taxes	$(118)	$(138)	$20	14.2%
Benefit (provision) for income taxes	(186)	35	(221)	(629.6)%
Effective tax rate	(156.6)%	25.4%		(182.0)%

The income tax provision of $186 million for the three months ended March 31, 2021 is primarily driven by a non-cash expense to recognize a full valuation allowance on U.S. federal and state deferred tax assets as further described in Part I, Item 1 "Financial Statements—Note 11 to the Condensed Consolidated Financial Statements."
Segment Results
As described in Part I, Item 1 "Financial Statements—Note 16 to the Condensed Consolidated Financial Statements," we evaluate segment operating performance using owned and leased hotels revenues; management, franchise, and other fees revenues; and Adjusted EBITDA.
Owned and leased hotels segment.
Revenues, comparable RevPAR, and Adjusted EBITDA decreased during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily driven by the impact of the COVID-19 pandemic beginning in March 2020 at our owned and leased properties, resulting in decreased group and transient demand. At March 31, 2021, 85% of our owned and leased hotels were open.
Owned and leased hotels segment revenues.

	Three Months Ended March 31,
	2021	2020	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$104	$308	$(204)	(66.4)%	$2
Non-comparable owned and leased hotels revenues	3	22	(19)	(86.3)%	—
Total segment revenues	$107	$330	$(223)	(67.7)%	$2
Comparable owned and leased hotels revenues decreased for the three months ended March 31, 2021, compared to the same period in the prior year, driven by the significant impacts of the COVID-19 pandemic as described above.
The decrease in non-comparable owned and leased hotels revenues for the three months ended March 31, 2021, compared to the same period in the prior year, was primarily driven by the extended closure of an owned hotel.

	Three Months Ended March 31,
	RevPAR		Occupancy		ADR
	2021	vs. 2020 (in constant $)	2021	vs. 2020	2021	vs. 2020 (in constant $)
Comparable owned and leased hotels	$48	(64.4)%	28.1%	(27.3)% pts	$170	(29.9)%
The decline in RevPAR at our comparable owned and leased hotels during the three months ended March 31, 2021, compared to the same period in the prior year, was driven by low demand due to the impact of the COVID-19 pandemic. The comparable owned and leased hotel portfolio overall showed signs of recovery during the three months ended March 31, 2021 with sequential monthly increases in RevPAR, driven by leisure demand with notable increases toward the end of the quarter.

During the three months ended March 31, 2021, one property was removed from comparable owned and leased hotels results as the property has been closed for an extended period.
Owned and leased hotels segment Adjusted EBITDA.

	Three Months Ended March 31,
	2021	2020	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$(25)	$28	$(53)	(187.5)%
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA	(4)	6	(10)	(164.2)%
Segment Adjusted EBITDA	$(29)	$34	$(63)	(183.5)%
Owned and leased hotels Adjusted EBITDA. The decrease in Adjusted EBITDA at our owned and leased hotels for the three months ended March 31, 2021, compared to the same period in the prior year, was primarily driven by the aforementioned decrease in comparable owned and leased hotels revenues. Within Adjusted EBITDA, the decrease in revenues was partially offset by a decrease in comparable owned and leased hotels expenses during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily driven by a reduced payroll and related costs.

Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA. Our pro rata share of Adjusted EBITDA from our unconsolidated hospitality ventures decreased during the three months ended March 31, 2021, compared to the same period in 2020, primarily driven by decreased demand due to the COVID-19 pandemic.
Americas management and franchising segment.
Revenues, full service and select service RevPAR, and Adjusted EBITDA decreased during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, driven by the impact of the COVID-19 pandemic beginning in March 2020. At March 31, 2021, 93% of our Americas full service hotels and 99% of Americas select service hotels were open.
Americas management and franchising segment revenues.

	Three Months Ended March 31,
	2021	2020	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$38	$84	$(46)	(53.9)%
Contra revenue	(4)	(4)	—	(9.0)%
Other revenues	17	27	(10)	(34.8)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	227	484	(257)	(53.0)%
Total segment revenues	$278	$591	$(313)	(52.8)%
The decreases in management, franchise, and other fees and other revenues for the three months ended March 31, 2021, compared to the same period in the prior year, were driven by depressed demand due to the COVID-19 pandemic.
The decrease in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties for the three months ended March 31, 2021, compared to the same period in the prior year, was driven by the impact of the COVID-19 pandemic as well as cost containment initiatives, both of which led to lower reimbursements for payroll and related costs and expenses related to system-wide services provided to managed and franchised properties.

	Three Months Ended March 31,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2021	vs. 2020 (in constant $)	2021	vs. 2020	2021	vs. 2020 (in constant $)
Americas full service	$44	(61.8)%	26.3%	(27.4)% pts	$166	(21.8)%
Americas select service	$48	(34.7)%	48.4%	(7.3)% pts	$99	(25.0)%
The RevPAR decreases at our comparable system-wide full service and select service hotels during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, were due to the COVID-19 pandemic. RevPAR increased sequentially throughout the months in 2021, for both full service and select service hotels, driven by transient demand.
During the three months ended March 31, 2021, two properties were removed from the comparable Americas full service system-wide hotel results as one is undergoing a significant renovation and one has been closed for an extended period. No properties were removed from the comparable Americas select service system-wide hotel results.
Americas management and franchising segment Adjusted EBITDA.

	Three Months Ended March 31,
	2021	2020	Better / (Worse)
Segment Adjusted EBITDA	$28	$68	$(40)	(59.3)%
The decrease in Adjusted EBITDA was primarily driven by the aforementioned decreases in revenues during the three months ended March 31, 2021, compared to the same period in the prior year, partially offset by reduced expenses as a result of cost containment initiatives, primarily payroll and related costs.
ASPAC management and franchising segment.
The impact of the COVID-19 pandemic began in late January 2020, primarily in Greater China, and expanded throughout ASPAC, primarily Japan and South Korea, in February 2020 as hotels were operating with reduced occupancy rates due to lockdowns, travel restrictions, and quarantine measures. Recovery into 2021 has been led by improved transient demand in Greater China and at March 31, 2021, all hotels in Greater China and 97% of our ASPAC full and select service hotels were open.
ASPAC management and franchising segment revenues.

	Three Months Ended March 31,
	2021	2020	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$15	$19	$(4)	(21.7)%
Contra revenue	(1)	(1)	—	(44.7)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	20	27	(7)	(27.6)%
Total segment revenues	$34	$45	$(11)	(25.9)%
Management, franchise, and other fees decreased for the three months ended March 31, 2021, compared to the same period in the prior year, primarily driven by a decrease in license fees due to timing of sales of branded residential ownership units, partially offset by an increase in base and incentive management fees driven by Greater China.
The decrease in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during three months ended March 31, 2021, compared to the three months ended March 31, 2020, was driven by cost containment initiatives that lowered reimbursements for expenses related to system-wide services provided to managed and franchised properties.

	Three Months Ended March 31,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2021	vs. 2020 (in constant $)	2021	vs. 2020	2021	vs. 2020 (in constant $)
ASPAC full service	$57	(19.8)%	37.5%	3.0% pts	$151	(26.2)%
ASPAC select service	$32	40.9%	48.0%	21.7% pts	$68	(22.9)%
Comparable full service RevPAR decreased for the three months ended March 31, 2021, compared to the same period in the prior year, driven by decreased transient business as a result of the COVID-19 pandemic and travel restrictions in certain markets in the region, partially offset by stronger recovery in Greater China as a result of domestic demand. Comparable select service RevPAR increased for the three months ended March 31, 2021, compared to the same period in the prior year, driven by the aforementioned increase in domestic demand led by Greater China.
During the three months ended March 31, 2021, one property left the chain and was removed from the comparable ASPAC full service system-wide hotel results and one property left the chain and was removed from the ASPAC select service system-wide hotel results.
ASPAC management and franchising segment Adjusted EBITDA.

	Three Months Ended March 31,
	2021	2020	Better / (Worse)
Segment Adjusted EBITDA	$5	$8	$(3)	(39.7)%
The decrease in Adjusted EBITDA was primarily driven by the aforementioned decrease in revenues during the three months ended March 31, 2021 compared to the same period in the prior year.
EAME/SW Asia management and franchising segment.
Revenues, full service and select service RevPAR, and Adjusted EBITDA decreased during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, driven by the impact of the COVID-19 pandemic beginning in March 2020. At March 31, 2021, 89% of our EAME/SW Asia full and select service hotels were open.
EAME/SW Asia management and franchising segment revenues.

	Three Months Ended March 31,
	2021	2020	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$7	$10	$(3)	(35.2)%
Contra revenue	(3)	(1)	(2)	(54.1)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	13	20	(7)	(34.5)%
Total segment revenues	$17	$29	$(12)	(40.6)%
The decrease in management, franchise, and other fees during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was driven by the COVID-19 pandemic.
The decrease in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during three months ended March 31, 2021, compared to the three months ended March 31, 2020, was driven by cost containment initiatives that lowered reimbursements for expenses related to system-wide services provided to managed and franchised properties.

	Three Months Ended March 31,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2021	vs. 2020 (in constant $)	2021	vs. 2020	2021	vs. 2020 (in constant $)
EAME/SW Asia full service	$37	(58.2)%	29.6%	(19.4)% pts	$124	(31.0)%
EAME/SW Asia select service	$29	(46.7)%	45.3%	(15.0)% pts	$63	(29.2)%
Comparable system-wide hotels RevPAR decreased during the three months ended March 31, 2021, compared to March 31, 2020, driven by the COVID-19 pandemic and associated travel restrictions.
During the three months ended March 31, 2021, no properties were removed from the comparable EAME/SW Asia full service system-wide hotel results and one property left the chain and was removed from the comparable EAME/SW Asia select service system-wide hotel results.
EAME/SW Asia management and franchising segment Adjusted EBITDA.

	Three Months Ended March 31,
	2021	2020	Better / (Worse)
Segment Adjusted EBITDA	$—	$1	$(1)	(102.5)%
The decrease in Adjusted EBITDA during the three months ended March 31, 2021, compared to the same period in the prior year, was primarily driven by the aforementioned decrease in revenues. This decrease was partially offset by cost containment initiatives that reduced expenses, primarily payroll and related costs, and prior year selling, general, and administrative expenses for reserves recognized on certain receivables.
Corporate and other.

	Three Months Ended March 31,
	2021	2020	Better / (Worse)
Revenues	$8	$14	$(6)	(44.8)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	2	(2)	(100.0)%
Adjusted EBITDA	(24)	(27)	3	13.3%
Revenues decreased during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily driven by the sale of the Exhale spa and fitness business during the fourth quarter of 2020.
Adjusted EBITDA increased during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to cost containment initiatives that reduced expenses, predominantly payroll and related costs.

Non-GAAP Measures
Adjusted Earnings Before Interest Expense, Taxes, Depreciation, and Amortization ("Adjusted EBITDA") and EBITDA
We use the terms Adjusted EBITDA and EBITDA throughout this quarterly report. Adjusted EBITDA and EBITDA, as we define them, are non-GAAP measures. We define consolidated Adjusted EBITDA as net income (loss) attributable to Hyatt Hotels Corporation plus our pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA based on our ownership percentage of each owned and leased venture, adjusted to exclude the following items:
•interest expense;
•benefit (provision) for income taxes;
•depreciation and amortization;
•Contra revenue;
•revenues for the reimbursement of costs incurred on behalf of managed and franchised properties;
•costs incurred on behalf of managed and franchised properties that we intend to recover over the long term;
•equity earnings (losses) from unconsolidated hospitality ventures;
•stock-based compensation expense;
•gains on sales of real estate;
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

The table below provides a reconciliation of our net loss attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA:

	Three Months Ended March 31,
	2021	2020	Change
Net loss attributable to Hyatt Hotels Corporation	$(304)	$(103)	$(201)	(195.2)%
Interest expense	41	17	24	132.6%
(Benefit) provision for income taxes	186	(35)	221	629.6%
Depreciation and amortization	74	80	(6)	(7.4)%
EBITDA	(3)	(41)	38	91.3%
Contra revenue	8	6	2	24.6%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(260)	(533)	273	51.2%
Costs incurred on behalf of managed and franchised properties	277	555	(278)	(50.1)%
Equity (earnings) losses from unconsolidated hospitality ventures	(54)	2	(56)	NM
Stock-based compensation expense	28	15	13	85.3%
Gains on sales of real estate	—	(8)	8	100.0%
Asset impairments	—	3	(3)	(100.0)%
Other (income) loss, net	(12)	81	(93)	(114.8)%
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	(4)	6	(10)	(164.2)%
Adjusted EBITDA	$(20)	$86	$(106)	(123.3)%
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
The COVID-19 pandemic and related travel restrictions and other containment efforts have had a significant impact on travel and lodging and hospitality industries and, as a result, on our business, results of operations, cash flows, and financial condition. Given the uncertainty and dynamic nature of the situation, we cannot currently estimate the ultimate financial impact of the COVID-19 pandemic and have therefore taken significant actions to manage operating expenses and cash flows consistent with business needs and demand levels. Those actions include the reduction of (i) capital expenditures; (ii) selling, general, and administrative expenses, including permanent reductions in staffing levels; (iii) a significant portion of owned and leased hotels expense; and (iv) costs incurred on behalf of our third-party owners. We also suspended our quarterly dividend and all share repurchases.
On March 18, 2021, we entered into the Revolver Amendment. See Part I, Item 1 "Financial Statements—Note 9 to the Condensed Consolidated Financial Statements" and our Current Report on Form 8-K filed with the SEC on March 22, 2021, which is incorporated in this quarterly report by reference, for more information related to the Revolver Amendment. We believe that our cash position, short-term investments, and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives for the foreseeable future.
We may, from time to time, seek to retire or purchase our outstanding equity and/or debt securities through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. Such repurchases or exchanges, if any, will depend on prevailing market conditions, restrictions in our existing or future financing arrangements, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Recent Transactions Affecting our Liquidity and Capital Resources
During the three months ended March 31, 2021 and March 31, 2020, various transactions impacted our liquidity. See "—Sources and Uses of Cash."
Sources and Uses of Cash

	Three Months Ended March 31,
	2021	2020
Cash provided by (used in):
Operating activities	$(91)	$(100)
Investing activities	(31)	13
Financing activities	(14)	253
Effect of exchange rate changes on cash	5	3
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(131)	$169
Cash Flows from Operating Activities
Cash used in operating activities decreased $9 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was primarily due to an increase in our working capital and a decrease in tax payments in 2021. This decrease was partially offset by a decline in performance across the portfolio as results were negatively impacted by the COVID-19 pandemic, which significantly affected operations beginning in March 2020.
Cash Flows from Investing Activities
During the three months ended March 31, 2021:
•We purchased our partner's interest in the entities that own Grand Hyatt São Paulo for $6 million of cash, and we repaid the $78 million third-party mortgage loan on the property.
•We invested $19 million in capital expenditures (see "—Capital Expenditures").
•We invested $16 million in unconsolidated hospitality ventures.
•We received $100 million in net proceeds from marketable securities and short-term investments.
During the three months ended March 31, 2020:
•We received $72 million of proceeds related to the disposition of a 58% ownership interest in certain subsidiaries that developed Hyatt Centric Center City Philadelphia and adjacent parking and retail space.
•We received $6 million of proceeds, net of closing costs and proration adjustments, from the sale of a commercial building in Omaha, Nebraska.
•We invested $55 million in capital expenditures (see "—Capital Expenditures").

Cash Flows from Financing Activities
•During the three months ended March 31, 2021, we did not repurchase common stock. During the three months ended March 31, 2020, we repurchased 827,643 shares of Class A common stock for an aggregate purchase price of $69 million.
•During the three months ended March 31, 2021, we did not pay dividends. During the three months ended March 31, 2020, we paid a quarterly $0.20 per share cash dividend on Class A and Class B common stock totaling $20 million.
•During the three months ended March 31, 2021, we did not draw on our revolving credit facility. During the three months ended March 31, 2020, we borrowed $400 million and repaid $50 million on our revolving credit facility.
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

	March 31, 2021	December 31, 2020
Consolidated debt (1)	$3,242	$3,244
Stockholders' equity	2,885	3,211
Total capital	6,127	6,455
Total debt to total capital	52.9%	50.3%
Consolidated debt (1)	3,242	3,244
Less: cash and cash equivalents and short-term investments	(1,628)	(1,882)
Net consolidated debt	$1,614	$1,362
Net debt to total capital	26.3%	21.1%
(1) Excludes approximately $643 million and $671 million of our share of unconsolidated hospitality venture indebtedness at March 31, 2021 and December 31, 2020, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements.
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

	Three Months Ended March 31,
	2021	2020
Maintenance and technology	$10	$13
Enhancements to existing properties	9	27
Investment in new properties under development or recently opened	—	15
Total capital expenditures	$19	$55

In response to the COVID-19 pandemic and its impact to our business, we have taken actions to reduce capital expenditures. We expect to maintain conservative levels of capital expenditures during 2021 due to a continuation of demand pressure resulting from the COVID-19 pandemic. The decrease in enhancements to existing properties is driven by a decrease in discretionary hotel renovations. The decrease in investment in new properties under development or recently opened is primarily driven by a decrease in renovation spend at a Miraval property and the development of Hyatt Centric Center City Philadelphia and adjacent parking and retail space in 2020.

Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes at March 31, 2021, as described in Part I, Item 1 "Financial Statements—Note 9 to the Condensed Consolidated Financial Statements." Interest on the Senior Notes is payable semi-annually or quarterly.

Principal amount
2021 Notes	$250
2022 Notes	750
2023 Notes	350
2025 Notes	450
2026 Notes	400
2028 Notes	400
2030 Notes	450
Total Senior Notes	$3,050
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at March 31, 2021.
Revolving Credit Facility
The revolving credit facility is intended to provide financing for working capital and general corporate purposes, including permitted investments and acquisitions. At both March 31, 2021 and December 31, 2020, we had no balance outstanding. See Part I, Item 1 "Financial Statements—Note 9 to the Condensed Consolidated Financial Statements."
We are in compliance with all applicable covenants under the revolving credit facility at March 31, 2021.
On March 18, 2021, we entered into the Revolver Amendment. See Part I, Item 1 "Financial Statements—Note 9 to the Condensed Consolidated Financial Statements" and our Current Report on Form 8-K filed with the SEC on March 22, 2021, which is incorporated in this quarterly report by reference, for more information related to the Revolver Amendment.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $237 million and $234 million in letters of credit issued directly with financial institutions outstanding at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, these letters of credit had weighted-average fees of approximately 141 basis points and maturity dates of less than one year.
Critical Accounting Policies and Estimates
Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have disclosed those estimates that we believe are critical and require the use of complex judgment in their application in our 2020 Form 10-K, with additional considerations below.
Income Taxes
Judgment is required in assessing the future tax consequences of events that have been recognized in our condensed consolidated financial statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws, or interpretations thereof). In addition, we are subject to examination of our income tax returns by the IRS and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our condensed consolidated financial statements.
We evaluate tax positions taken or expected to be taken on a tax return to determine whether they are "more likely than not" of being sustained assuming that the tax reporting positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in our condensed consolidated financial statements. If a position does not meet the "more likely than not" standard, the benefit cannot be recognized. Assumptions, judgment, and the use of estimates are required in determining if the "more likely than not" standard has been met when developing the provision for income taxes. A change in the assessment of the "more likely than not" standard with respect to a position could materially impact our condensed consolidated financial statements. See Part I, Item 1, "Financial Statements—Note 11 to our Condensed Consolidated Financial Statements."
Deferred Income Taxes – Valuation Allowance
On a quarterly basis, we assess the realizability of our deferred tax assets and recognize a valuation allowance when it is "more likely than not" that some or all of our deferred tax assets are not realizable. This assessment is completed by tax jurisdiction and relies on the weight of both positive and negative evidence available with significant weight placed on recent financial results. Cumulative pre-tax losses for the three-year period are considered significant objective negative evidence that some or all of our deferred tax assets may not be realizable. Cumulative reported pre-tax income is considered objectively verifiable positive evidence of our ability to generate positive pre-tax income in the future. In accordance with GAAP, when there is a recent history of pre-tax losses, there is little or no weight placed on forecasts for purposes of assessing the recoverability of our deferred tax assets. When necessary, we use systematic and logical methods to estimate when deferred tax liabilities will reverse and generate taxable income and when deferred tax assets will reverse and generate tax deductions. Assumptions, judgment, and the use of estimates are required when scheduling the reversal of deferred tax assets and liabilities, and the exercise is inherently complex and subjective.
We generated significant pre-tax losses in 2020 and the first quarter of 2021 due to the impact of the COVID-19 pandemic, and during the three months ended March 31, 2021, we entered into a three-year U.S. cumulative loss position. We expect the cumulative three-year loss position may continue in 2021 as 2018 pre-tax income is replaced by 2021 results. As a result of our three-year U.S. cumulative loss and the scheduling estimates discussed above, we recognized a $193 million valuation allowance during the three months ended March 31, 2021. If we continue to generate losses in future periods, additional valuation allowances may be required that could have an adverse impact on our net income (loss). When pre-tax income returns to normalized levels, we will consider the pre-tax income as positive evidence weighted within our analysis to evaluate the realizability of our U.S. deferred tax asset balances and determine whether a portion of the valuation allowance can be reversed. However, significant judgment will be required to determine the timing and amount of any reversal of the valuation allowance in future periods. See Part I, Item 1, "Financial Statements—Note 11 to our Condensed Consolidated Financial Statements."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At March 31, 2021, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
Interest Rate Risk
In the normal course of business, we are exposed to the impact of interest rate changes due to our borrowing activities. Our objective is to manage the risk of interest rate changes on the results of operations, cash flows, and the market value of our debt by creating an appropriate balance between our fixed and floating-rate debt. We enter into interest rate derivative transactions from time to time, including interest rate swaps and interest rate locks, in order to maintain a level of exposure to interest rate variability that we deem acceptable. At both March 31, 2021 and December 31, 2020, we did not hold any interest rate swap contracts or have outstanding interest rate locks.
The following table sets forth the contractual maturities and the total fair values at March 31, 2021 for our financial instruments materially affected by interest rate risk:

	Maturities by Period
	2021	2022	2023	2024	2025	Thereafter	Total carrying amount (1)	Total fair value
Fixed-rate debt	$255	$5	$355	$6	$456	$1,397	$2,474	$2,703
Average interest rate (2)							4.89%
Floating-rate debt (3)	$3	$754	$3	$3	$3	$17	$783	$796
Average interest rate (2)							3.33%
(1) Excludes $9 million of finance lease obligations and $24 million of unamortized discounts and deferred financing fees.
(2) Average interest rate at March 31, 2021.
(3) Includes Grand Hyatt Rio de Janeiro construction loan which had a 6.38% interest rate at March 31, 2021.
Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. The U.S. dollar equivalents of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany transactions, with terms of less than one year, were $184 million and $172 million at March 31, 2021 and December 31, 2020, respectively.
We intend to offset the gains and losses related to our third-party debt and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on our annual net income (loss). Our exposure to market risk has not materially changed from what we previously disclosed in our 2020 Form 10-K.
For the three months ended March 31, 2021 and March 31, 2020, the effects of these derivative instruments resulted in $3 million of net losses and $8 million of net gains, respectively, recognized in other income (loss), net on our condensed consolidated statements of income (loss). We offset the gains and losses on our foreign currency forward contracts with gains and losses related to our intercompany loans and transactions, such that there is a negligible effect to our net income (loss). At March 31, 2021 and December 31, 2020, we had $0 and $10 million of liabilities, respectively, related to these derivative instruments recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.

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
Item 1A. Risk Factors.
At March 31, 2021, there have been no material changes from the risk factors previously disclosed in response to Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A common stock during the quarter ended March 31, 2021:

	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
January 1 to January 31, 2021	—	$—	—	$927,760,966
February 1 to February 28, 2021	—	—	—	$927,760,966
March 1 to March 31, 2021	—	—	—	$927,760,966
Total	—	$—	—
(1)On each of October 30, 2018 and December 18, 2019, we announced the approvals of the expansions of our share repurchase program. Under each approval, we are authorized to purchase up to an additional $750 million of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. The repurchase program does not have an expiration date. At March 31, 2021, we had approximately $928 million remaining under the share repurchase authorization. We suspended all share repurchase activity effective March 3, 2020, and the terms of the Revolver Amendment restrict our ability to repurchase shares until the first quarter of 2022.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not Applicable.

Item 5.    Other Information.
On May 4, 2021, we filed a Certificate of Retirement with the Secretary of State of the State of Delaware to retire 1,415,000 shares of Class B common stock, $0.01 par value per share, of the Company. Of the 1,415,000 shares of Class B common stock, 500,000 shares were converted into shares of Class A common stock, $0.01 par value per share, of the Company, in connection with a conversion by stockholder, and 915,000 shares were converted into shares of Class A common stock in connection with sales by certain selling stockholders into the public market pursuant to Rule 144 under the Securities Act of 1933, as amended. The Company's Amended and Restated Certificate of Incorporation requires that any shares of Class B common stock that are converted into shares of Class A common stock be retired and may not be reissued.

Effective upon filing, the Certificate of Retirement amended the Amended and Restated Certificate of Incorporation of the Company to reduce the total authorized number of shares of capital stock of the Company by 1,415,000 shares. The total number of authorized shares of the Company is now 1,402,618,330, such shares consisting of 1,000,000,000 shares designated Class A common stock, 392,618,330 shares designated Class B common stock, and 10,000,000 shares designated Preferred Stock, par value $0.01 per share. A copy of the Certificate of Retirement is attached as Exhibit 3.1 hereto.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Hyatt Hotels Corporation

3.2
Amended and Restated Bylaws of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 11, 2014)

10.1
Third Amendment to Second Amended and Restated Credit Agreement, dated as of March 18, 2021, among Hyatt Hotels Corporation and Hotel Investors I, Inc., as Borrowers, certain subsidiaries of Hyatt Hotels Corporation, as Guarantors, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 22, 2021)

+10.2
Form of 2021-2023 Performance Share Unit Agreement under the Fourth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 25, 2021)

+10.3
Form of 2021 Performance Share Unit Agreement under the Fourth Amended and Restated Hyatt Hotels Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on March 25, 2021)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Hyatt Hotels Corporation

Date:	May 5, 2021	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

Hyatt Hotels Corporation

Date:	May 5, 2021	By:	/s/ Joan Bottarini
Joan Bottarini
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)