Form 10-Q
period 2021-06-30
Hyatt Hotels Corp
filed 2021-08-04
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
At July 30, 2021, there were 41,172,573 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 60,623,918 shares of the registrant's Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
REVENUES:
Owned and leased hotels	$191	$19	$295	$342
Management, franchise, and other fees	93	20	156	128
Contra revenue	(9)	(7)	(17)	(13)
Net management, franchise, and other fees	84	13	139	115
Other revenues	22	3	41	38
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	366	215	626	748
Total revenues	663	250	1,101	1,243
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	174	92	298	364
Depreciation and amortization	74	73	148	153
Other direct costs	24	7	47	41
Selling, general, and administrative	86	101	181	148
Costs incurred on behalf of managed and franchised properties	375	235	652	790
Direct and selling, general, and administrative expenses	733	508	1,326	1,496
Net gains and interest income from marketable securities held to fund rabbi trusts	24	49	36	1
Equity earnings (losses) from unconsolidated hospitality ventures	(34)	(23)	20	(25)
Interest expense	(42)	(35)	(83)	(52)
Gains on sales of real estate and other	105	—	105	8
Asset impairments	(2)	(49)	(2)	(52)
Other income (loss), net	25	(14)	37	(95)
INCOME (LOSS) BEFORE INCOME TAXES	6	(330)	(112)	(468)
BENEFIT (PROVISION) FOR INCOME TAXES	(15)	94	(201)	129
NET LOSS	(9)	(236)	(313)	(339)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—
NET LOSS ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$(9)	$(236)	$(313)	$(339)
LOSSES PER SHARE—Basic
Net loss	$(0.08)	$(2.33)	$(3.07)	$(3.35)
Net loss attributable to Hyatt Hotels Corporation	$(0.08)	$(2.33)	$(3.07)	$(3.35)
LOSSES PER SHARE—Diluted
Net loss	$(0.08)	$(2.33)	$(3.07)	$(3.35)
Net loss attributable to Hyatt Hotels Corporation	$(0.08)	$(2.33)	$(3.07)	$(3.35)

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net loss	$(9)	$(236)	$(313)	$(339)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax benefit (provision) of $— for the three and six months ended June 30, 2021 and June 30,2020	17	19	(29)	(32)
Unrealized gains (losses) on available-for-sale debt securities, net of tax benefit (provision) of $— for the three and six months ended June 30, 2021 and June 30, 2020	—	—	(1)	—
Unrealized gains (losses) on derivative activity, net of tax benefit (provision) of $— for the three and six months ended June 30, 2021 and $— and $(9) for the three and six months ended June 30, 2020	2	(1)	4	(26)
Other comprehensive income (loss)	19	18	(26)	(58)
COMPREHENSIVE INCOME (LOSS)	10	(218)	(339)	(397)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$10	$(218)	$(339)	$(397)

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,144	$1,207
Restricted cash	18	11
Short-term investments	593	675
Receivables, net of allowances of $58 and $56 at June 30, 2021 and December 31, 2020, respectively	360	316
Inventories	9	9
Prepaids and other assets	64	64
Prepaid income taxes	286	281
Total current assets	2,474	2,563
Equity method investments	262	260
Property and equipment, net	3,121	3,126
Financing receivables, net of allowances of $120 and $114 at June 30, 2021 and December 31, 2020, respectively	26	29
Operating lease right-of-use assets	465	474
Goodwill	288	288
Intangibles, net	369	385
Deferred tax assets	16	207
Other assets	1,941	1,797
TOTAL ASSETS	$8,962	$9,129
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$260	$260
Accounts payable	110	102
Accrued expenses and other current liabilities	198	200
Current contract liabilities	311	282
Accrued compensation and benefits	108	111
Current operating lease liabilities	30	29
Total current liabilities	1,017	984
Long-term debt	2,986	2,984
Long-term contract liabilities	667	659
Long-term operating lease liabilities	367	377
Other long-term liabilities	1,016	911
Total liabilities	6,053	5,915
Commitments and contingencies (see Note 12)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding as of June 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 41,159,089 issued and outstanding at June 30, 2021, and Class B common stock, $0.01 par value per share, 392,618,330 shares authorized, 60,623,918 shares issued and outstanding at June 30, 2021. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 39,250,241 issued and outstanding at December 31, 2020, and Class B common stock, $0.01 par value per share, 394,033,330 shares authorized, 62,038,918 shares issued and outstanding at December 31, 2020	1	1
Additional paid-in capital	47	13
Retained earnings	3,076	3,389
Accumulated other comprehensive loss	(218)	(192)
Total stockholders' equity	2,906	3,211
Noncontrolling interests in consolidated subsidiaries	3	3
Total equity	2,909	3,214
TOTAL LIABILITIES AND EQUITY	$8,962	$9,129

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(313)	$(339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	148	153
Gains on sales of real estate and other	(105)	(8)
Amortization of share awards	41	20
Amortization of operating lease right-of-use assets	14	16
Deferred income taxes	203	(53)
Asset impairments	2	52
Equity (earnings) losses from unconsolidated hospitality ventures	(20)	25
Contra revenue	17	13
Unrealized (gains) losses, net	(13)	44
Working capital changes and other	(32)	(253)
Net cash used in operating activities	(58)	(330)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(603)	(300)
Proceeds from marketable securities and short-term investments	663	307
Contributions to equity method and other investments	(24)	(47)
Return of equity method and other investments	25	2
Acquisitions, net of cash acquired	(230)	—
Capital expenditures	(37)	(88)
Issuance of financing receivables	(8)	(1)
Proceeds from sales of real estate, net of cash disposed	268	78
Other investing activities	(7)	5
Net cash provided by (used in) investing activities	47	(44)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, net of issuance costs of $— and $10, respectively	—	1,290
Repayments of debt	(2)	(401)
Repurchases of common stock	—	(69)
Dividends paid	—	(20)
Other financing activities	(14)	(14)
Net cash provided by (used in) financing activities	(16)	786
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7)	4
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(34)	416
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—BEGINNING OF YEAR	1,237	1,063
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—END OF PERIOD	$1,203	$1,479

See accompanying Notes to condensed consolidated financial statements.
Supplemental disclosure of cash flow information:

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$1,144	$1,438
Restricted cash (1)	18	21
Restricted cash included in other assets (1)	41	20
Total cash, cash equivalents, and restricted cash	$1,203	$1,479

(1) Restricted cash generally represents debt service on bonds, escrow deposits, and other arrangements.

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash paid during the period for interest	$74	$37
Cash paid during the period for income taxes, net	$2	$31
Cash paid for amounts included in the measurement of operating lease liabilities	$18	$22
Non-cash investing and financing activities are as follows:
Non-cash contributions to equity method and other investments (see Note 6, Note 12)	$42	$33
Change in accrued capital expenditures	$1	$4
Non-cash right-of-use assets obtained in exchange for operating lease liabilities (see Note 6)	$12	$5

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions except share and per share amounts)
(Unaudited)

	Common Shares Outstanding		Common Stock Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries	Total
	Class	Class	Class	Class
	A	B	A	B
BALANCE—January 1, 2020	36,109,179	65,463,274	$1	$—	$—	$4,169	$(209)	$5	$3,966
Total comprehensive loss	—	—	—	—	—	(103)	(76)	—	(179)
Noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Repurchase of common stock	(827,643)	—	—	—	(12)	(57)	—	—	(69)
Employee stock plan issuance	16,654	—	—	—	1	—	—	—	1
Share-based payment activity	271,863	—	—	—	11	—	—	—	11
Cash dividends of $0.20 per share (see Note 13)	—	—	—	—	—	(20)	—	—	(20)
BALANCE—March 31, 2020	35,570,053	65,463,274	1	—	—	3,989	(285)	3	3,708
Total comprehensive loss	—	—	—	—	—	(236)	18	—	(218)
Employee stock plan issuance	35,338	—	—	—	2	—	—	—	2
Share-based payment activity	74,047	—	—	—	1	—	—	—	1
Class share conversions	2,435,243	(2,435,243)	—	—	—	—	—	—	—
BALANCE—June 30, 2020	38,114,681	63,028,031	$1	$—	$3	$3,753	$(267)	$3	$3,493

BALANCE—January 1, 2021	39,250,241	62,038,918	$1	$—	$13	$3,389	$(192)	$3	$3,214
Total comprehensive loss	—	—	—	—	—	(304)	(45)	—	(349)
Employee stock plan issuance	10,992	—	—	—	1	—	—	—	1
Class share conversions	800,169	(800,169)	—	—	—	—	—	—	—
Share-based payment activity	462,103	—	—	—	22	—	—	—	22
BALANCE—March 31, 2021	40,523,505	61,238,749	1	—	36	3,085	(237)	3	2,888
Total comprehensive income	—	—	—	—	—	(9)	19	—	10
Directors compensation	—	—	—	—	2	—	—	—	2
Employee stock plan issuance	9,603	—	—	—	1	—	—	—	1
Class share conversions	614,831	(614,831)	—	—	—	—	—	—	—
Share-based payment activity	11,150	—	—	—	8	—	—	—	8
BALANCE—June 30, 2021	41,159,089	60,623,918	$1	$—	$47	$3,076	$(218)	$3	$2,909

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)
1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively "Hyatt Hotels Corporation") provides hospitality and other services on a worldwide basis through the operation, management, franchising, ownership, development, and licensing of hospitality businesses. We operate, manage, franchise, own, lease, develop, license, or provide services to a portfolio of properties. At June 30, 2021, (i) we operated or franchised 493 full service hotels, comprising 166,576 rooms throughout the world, (ii) we operated or franchised 519 select service hotels, comprising 74,827 rooms, of which 437 hotels are located in the United States, and (iii) our portfolio included 8 franchised all-inclusive Hyatt-branded resorts, comprising 3,153 rooms. At June 30, 2021, our portfolio of properties operated in 68 countries around the world. Additionally, through strategic relationships, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other tradenames or marks owned by such hotel or licensed by third parties.
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
Impact of the COVID-19 Pandemic
The COVID-19 pandemic and related travel restrictions and containment efforts have had a significant impact on the travel industry and, as a result, on our business. The impact began in the first quarter of 2020 and has continued in 2021. As a result, our financial results for the current interim period, and for the foreseeable future, are not comparable to past performance or indicative of long-term future performance.
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

2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Future Adoption of Accounting Standards
Reference Rate Reform—In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04 ("ASU 2020-04"), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions that we can elect to adopt, subject to meeting certain criteria, regarding contract modifications, hedging relationships, and other transactions that reference the London Inter-bank Offered Rate for deposits of U.S. dollars ("LIBOR") or another reference rate expected to be discontinued by June 30, 2023 because of reference rate reform. The provisions of ASU 2020-04 are available through December 31, 2022, and we are currently assessing the impact of adopting ASU 2020-04.
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenues
The following tables present our revenues disaggregated by the nature of the product or service:

	Three Months Ended June 30, 2021
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$117	$—	$—	$—	$—	$(3)	$114
Food and beverage	43	—	—	—	—	—	43
Other	34	—	—	—	—	—	34
Owned and leased hotels	194	—	—	—	—	(3)	191
Base management fees	—	30	9	3	—	(6)	36
Incentive management fees	—	4	6	3	—	(1)	12
Franchise fees	—	28	1	—	—	—	29
Other fees	—	4	4	—	8	—	16
Management, franchise, and other fees	—	66	20	6	8	(7)	93
Contra revenue	—	(5)	(1)	(3)	—	—	(9)
Net management, franchise, and other fees	—	61	19	3	8	(7)	84
Other revenues	—	19	—	—	3	—	22
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	327	24	15	—	—	366
Total	$194	$407	$43	$18	$11	$(10)	$663

	Six Months Ended June 30, 2021
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$179	$—	$—	$—	$—	$(6)	$173
Food and beverage	63	—	—	—	—	—	63
Other	59	—	—	—	—	—	59
Owned and leased hotels	301	—	—	—	—	(6)	295
Base management fees	—	46	17	6	—	(9)	60
Incentive management fees	—	5	11	5	—	(1)	20
Franchise fees	—	45	1	—	—	—	46
Other fees	—	8	6	2	14	—	30
Management, franchise, and other fees	—	104	35	13	14	(10)	156
Contra revenue	—	(9)	(2)	(6)	—	—	(17)
Net management, franchise, and other fees	—	95	33	7	14	(10)	139
Other revenues	—	36	—	—	5	—	41
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	554	44	28	—	—	626
Total	$301	$685	$77	$35	$19	$(16)	$1,101

	Three Months Ended June 30, 2020
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$8	$—	$—	$—	$—	$(1)	$7
Food and beverage	3	—	—	—	—	—	3
Other	9	—	—	—	—	—	9
Owned and leased hotels	20	—	—	—	—	(1)	19
Base management fees	—	4	3	1	—	—	8
Incentive management fees	—	(3)	—	—	—	1	(2)
Franchise fees	—	5	1	—	—	—	6
Other fees	—	2	2	1	3	—	8
Management, franchise, and other fees	—	8	6	2	3	1	20
Contra revenue	—	(4)	(1)	(2)	—	—	(7)
Net management, franchise, and other fees	—	4	5	—	3	1	13
Other revenues	—	2	—	—	1	—	3
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	186	17	12	—	—	215
Total	$20	$192	$22	$12	$4	$—	$250

	Six Months Ended June 30, 2020
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$193	$—	$—	$—	$—	$(8)	$185
Food and beverage	108	—	—	—	—	—	108
Other	49	—	—	—	—	—	49
Owned and leased hotels	350	—	—	—	—	(8)	342
Base management fees	—	48	9	8	—	(10)	55
Incentive management fees	—	1	3	2	—	—	6
Franchise fees	—	32	1	—	—	—	33
Other fees	—	11	12	2	9	—	34
Management, franchise, and other fees	—	92	25	12	9	(10)	128
Contra revenue	—	(8)	(2)	(3)	—	—	(13)
Net management, franchise, and other fees	—	84	23	9	9	(10)	115
Other revenues	—	29	—	—	9	—	38
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	670	44	32	2	—	748
Total	$350	$783	$67	$41	$20	$(18)	$1,243

Contract Balances
Our contract assets, included in receivables, net on our condensed consolidated balance sheets, were $1 million and insignificant at June 30, 2021 and December 31, 2020, respectively. As our profitability hurdles are generally calculated on a full-year basis, we expect our contract assets to be insignificant at year end.
Contract liabilities were comprised of the following:

	June 30, 2021	December 31, 2020
Deferred revenue related to the loyalty program	$774	$733
Advanced deposits	68	44
Initial fees received from franchise owners	41	41
Deferred revenue related to insurance programs	17	47
Other deferred revenue	78	76
Total contract liabilities	$978	$941

The following table summarizes the activity in our contract liabilities:

	2021	2020
Beginning balance, January 1	$941	$920
Cash received and other	105	246
Revenue recognized	(86)	(262)
Ending balance, March 31	$960	$904
Cash received and other	133	65
Revenue recognized	(115)	(74)
Ending balance, June 30	$978	$895
Revenue recognized during the three months ended June 30, 2021 and June 30, 2020 included in the contract liabilities balance at the beginning of each year was $78 million and $21 million, respectively. Revenue recognized during the six months ended June 30, 2021 and June 30, 2020 included in the contract liabilities balance at the beginning of the year was $147 million and $158 million, respectively. This revenue primarily relates to the loyalty program, which is recognized net of redemption reimbursements paid to third parties.
Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $120 million at June 30, 2021, of which we expect to recognize approximately 15% of the revenue over the next 12 months and the remainder thereafter.
4.    DEBT AND EQUITY SECURITIES
Equity Method Investments
Equity method investments were $262 million and $260 million at June 30, 2021 and December 31, 2020, respectively.
The following table presents summarized financial information for all unconsolidated hospitality ventures in which we hold an investment accounted for under the equity method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenues	$51	$67	$82	$184
Gross operating profit (loss)	1	11	(5)	45
Loss from continuing operations	(43)	(79)	(86)	(86)
Net loss	(43)	(79)	(86)	(86)
During the three and six months ended June 30, 2021, we received $17 million of proceeds related to sales activity of certain equity method investments and recognized an insignificant net loss in equity earnings (losses) from unconsolidated hospitality ventures within the owned and leased hotels segment on our condensed consolidated statements of income (loss).
During the six months ended June 30, 2021, we purchased our partner's interest in the entities that own Grand Hyatt São Paulo for $6 million of cash, and we repaid the $78 million third-party mortgage loan on the property. We recognized a $69 million pre-tax gain in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income (loss) (see Note 6).

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
Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value on our condensed consolidated balance sheets, were as follows:

	June 30, 2021	December 31, 2020
Loyalty program (Note 8)	$582	$567
Deferred compensation plans held in rabbi trusts (Note 8 and Note 10)	555	511
Captive insurance company (Note 8)	200	226
Total marketable securities held to fund operating programs	$1,337	$1,304
Less: current portion of marketable securities held to fund operating programs included in cash and cash equivalents and short-term investments	(203)	(238)
Marketable securities held to fund operating programs included in other assets	$1,134	$1,066
Marketable securities held to fund operating programs include $118 million and $82 million of available-for-sale ("AFS") debt securities at June 30, 2021 and December 31, 2020, respectively, with contractual maturity dates ranging from 2021 through 2069. The fair value of our AFS debt securities approximates amortized cost. Additionally, marketable securities held to fund operating programs include $87 million and $70 million of equity securities with a readily determinable fair value at June 30, 2021 and December 31, 2020, respectively.
Net unrealized and realized gains (losses) from marketable securities held to fund operating programs recognized on our condensed consolidated financial statements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unrealized gains (losses), net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$20	$45	$23	$(5)
Other income (loss), net (Note 18)	4	12	(5)	14
Other comprehensive loss (Note 13)	—	—	(1)	—

Realized gains, net
Net gains and interest income from marketable securities held to fund rabbi trusts	$4	$4	$13	$6
Other income (loss), net (Note 18)	—	3	—	4
Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at cost or fair value, depending on the nature of the investment, on our condensed consolidated balance sheets, were as follows:

	June 30, 2021	December 31, 2020
Time deposits	$586	$657
Interest-bearing money market funds	117	107
Common shares in Playa N.V. (Note 8)	90	72
Total marketable securities held for investment purposes	$793	$836
Less: current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(703)	(764)
Marketable securities held for investment purposes included in other assets	$90	$72

We hold common shares in Playa Hotels & Resorts N.V. ("Playa N.V.") which are accounted for as an equity security with a readily determinable fair value as we do not have the ability to significantly influence the operations of the entity. We did not sell any shares of common stock during the six months ended June 30, 2021 or June 30, 2020. Net unrealized gains (losses) recognized on our condensed consolidated statements of income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Other income (loss), net (Note 18)	$1	$23	$18	$(58)
Fair Value—We measure marketable securities held to fund operating programs and held for investment purposes at fair value on a recurring basis:

	June 30, 2021	Cash and cash equivalents	Short-term investments	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$313	$313	$—	$—
Mutual funds	642	—	—	642
Common shares in Playa N.V.	90	—	—	90
Level Two - Significant Other Observable Inputs
Time deposits	592	—	587	5
U.S. government obligations	215	—	—	215
U.S. government agencies	63	—	—	63
Corporate debt securities	152	—	6	146
Mortgage-backed securities	24	—	—	24
Asset-backed securities	32	—	—	32
Municipal and provincial notes and bonds	7	—	—	7
Total	$2,130	$313	$593	$1,224

	December 31, 2020	Cash and cash equivalents	Short-term investments	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$327	$327	$—	$—
Mutual funds	581	—	—	581
Common shares in Playa N.V.	72	—	—	72
Level Two - Significant Other Observable Inputs
Time deposits	662	—	659	3
U.S. government obligations	208	—	3	205
U.S. government agencies	65	—	—	65
Corporate debt securities	159	—	13	146
Mortgage-backed securities	24	—	—	24
Asset-backed securities	35	—	—	35
Municipal and provincial notes and bonds	7	—	—	7
Total	$2,140	$327	$675	$1,138
During the three and six months ended June 30, 2021 and June 30, 2020, there were no transfers between levels of the fair value hierarchy. We do not have non-financial assets or non-financial liabilities required to be measured at fair value on a recurring basis.

Other Investments
HTM Debt Securities—We hold investments in held-to-maturity ("HTM") debt securities, which are investments in third-party entities that own or are developing certain of our hotels. The securities are mandatorily redeemable between 2021 and 2027. At June 30, 2021 and December 31, 2020, HTM debt securities recorded within other assets on our condensed consolidated balance sheets were as follows:

	June 30, 2021	December 31, 2020
HTM debt securities	$97	$102
Less: allowance for credit losses	(29)	(21)
Total HTM debt securities, net of allowances	$68	$81
The following table summarizes the activity in our HTM debt security allowance for credit losses:

	2021	2020
Allowance at January 1	$21	$12
Credit losses (a)	1	3
Allowance at March 31	$22	$15
Credit losses (a)	7	1
Allowance at June 30	$29	$16
(a) Credit losses were partially or fully offset by interest income recognized in the same periods (see Note 18).
We estimated the fair value of HTM debt securities to be approximately $96 million and $100 million at June 30, 2021 and December 31, 2020, respectively. The fair values, which are classified as Level Three in the fair value hierarchy, are estimated using internally developed discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.
Equity Securities Without a Readily Determinable Fair Value—At both June 30, 2021 and December 31, 2020, we held $12 million of investments in equity securities without a readily determinable fair value, which represent investments in entities where we do not have the ability to significantly influence the operations of the entity.
5.    RECEIVABLES
Receivables
At June 30, 2021 and December 31, 2020, we had $360 million and $316 million of net receivables, respectively, on our condensed consolidated balance sheets.
The following table summarizes the activity in our receivables allowance:

	2021	2020
Allowance at January 1	$56	$34
Provisions	1	3
Other	—	1
Allowance at March 31	$57	$38
Provisions	4	11
Other	(3)	(11)
Allowance at June 30	$58	$38

Financing Receivables

	June 30, 2021	December 31, 2020
Unsecured financing to hotel owners	$148	$145
Less: current portion of financing receivables, included in receivables, net	(2)	(2)
Less: allowance for credit losses	(120)	(114)
Total long-term financing receivables, net of allowances	$26	$29
Allowance for Credit Losses—The following table summarizes the activity in our unsecured financing receivables allowance:

	2021	2020
Allowance at January 1	$114	$100
Provisions	3	2
Foreign currency exchange, net	(2)	(3)
Allowance at March 31	$115	$99
Provisions	3	3
Foreign currency exchange, net	2	3
Allowance at June 30	$120	$105
Credit Monitoring—Our unsecured financing receivables were as follows:

	June 30, 2021
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$84	$(56)	$28	$49
Other financing arrangements	64	(64)	—	60
Total unsecured financing receivables	$148	$(120)	$28	$109

	December 31, 2020
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$83	$(54)	$29	$53
Other financing arrangements	62	(60)	2	58
Total unsecured financing receivables	$145	$(114)	$31	$111
Fair Value—We estimated the fair value of financing receivables to be approximately $49 million and $44 million at June 30, 2021 and December 31, 2020, respectively. The fair values, which are classified as Level Three in the fair value hierarchy, are estimated using discounted future cash flow models. The principal inputs used are projected future cash flows and the discount rate, which is generally the effective interest rate of the loan.

6.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Ventana Big Sur, an Alila Resort—During the three months ended June 30, 2021, we completed an asset acquisition of Ventana Big Sur, an Alila Resort, for $146 million, net of closing costs and proration adjustments. Upon acquisition, we recorded $149 million of property and equipment and $3 million of contract liabilities within our owned and leased hotels segment on our condensed consolidated balance sheet. The seller is indirectly owned by a limited partnership affiliated with the brother of our Executive Chairman. The acquisition was identified as replacement property in a potential reverse like-kind exchange.
Grand Hyatt São Paulo—We previously held a 50% interest in the entities that own Grand Hyatt São Paulo, and we accounted for the investment as an unconsolidated hospitality venture under the equity method. During the six months ended June 30, 2021, we purchased the remaining 50% interest for $6 million of cash. Additionally, we repaid the $78 million third-party mortgage loan on the property, and we were released from our debt repayment guarantee (see Note 12). The transaction was accounted for as an asset acquisition, and we recognized a $69 million pre-tax gain related to the transaction in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income (loss). The pre-tax gain is primarily attributable to a $42 million reversal of other long-term liabilities associated with our equity method investment and a $22 million reclassification from accumulated other comprehensive loss (see Note 13).
Net assets acquired were determined as follows:

Cash paid	$6
Repayment of third-party mortgage loan	78
Fair value of our previously-held equity method investment	6
Net assets acquired	$90
Upon acquisition, we recorded $101 million of property and equipment and $11 million of deferred tax liabilities within our owned and leased hotels segment on our condensed consolidated balance sheet.
Dispositions
Hyatt Regency Lost Pines Resort and Spa—During the three months ended June 30, 2021, we sold Hyatt Regency Lost Pines Resort and Spa to an unrelated third party for approximately $268 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $104 million pre-tax gain, which was recognized in gains on sales of real estate and other on our condensed consolidated statements of income (loss) during the three months ended June 30, 2021. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Hyatt Centric Center City Philadelphia—During the six months ended June 30, 2020, an unrelated third party invested in certain of our subsidiaries that developed Hyatt Centric Center City Philadelphia and adjacent parking and retail space in exchange for a 58% ownership interest, resulting in the derecognition of the nonfinancial assets of the subsidiaries. As a result of the transaction, we received $72 million of proceeds, recorded our 42% ownership interest as an equity method investment, and recognized a $4 million pre-tax gain in gains on sales of real estate and other on our condensed consolidated statements of income (loss) during the six months ended June 30, 2020. Our $22 million equity method investment was recorded at fair value based on the value contributed by our partner to the unconsolidated hospitality venture. As additional consideration, we received a $5 million investment in an equity security without a readily determinable fair value.
Building—During the six months ended June 30, 2020, we sold a commercial building in Omaha, Nebraska for $6 million, net of closing costs and proration adjustments. In conjunction with the sale, we entered into a lease for a portion of the building and accounted for the transaction as a sale and leaseback and recorded a $4 million operating lease right-of-use asset and related lease liability on our condensed consolidated balance sheet. The sale resulted in a $4 million pre-tax gain, which was recognized in gains on sales of real estate and other on our condensed consolidated statements of income (loss) during the six months ended June 30, 2020. At June 30, 2020, the operating lease had a weighted-average remaining term of 9 years and a weighted-average discount rate of 3.25%. The lease includes an option to extend the lease term by 5 years.

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
7.    GOODWILL AND INTANGIBLES, NET
At both June 30, 2021 and December 31, 2020, we had $288 million of goodwill on our condensed consolidated balance sheets. During the three and six months ended June 30, 2020, we determined that the carrying values of two reporting units were in excess of the fair values, which were Level Three fair value measurements, and we recognized $38 million of goodwill impairment charges in asset impairments on our condensed consolidated statements of income (loss) within our owned and leased hotels segment.

	June 30, 2021	Weighted- average useful lives in years	December 31, 2020
Management and franchise agreement intangibles	$349	18	$354
Brand and other indefinite-lived intangibles	130	—	130
Advanced booking intangibles	6	3	6
Other definite-lived intangibles	8	6	8
Intangibles	493		498
Less: accumulated amortization	(124)		(113)
Intangibles, net	$369		$385

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization expense	$7	$7	$14	$14
8.    OTHER ASSETS

	June 30, 2021	December 31, 2020
Marketable securities held to fund rabbi trusts (Note 4)	$555	$511
Management and franchise agreement assets constituting payments to customers (1)	517	470
Marketable securities held to fund the loyalty program (Note 4)	436	441
Marketable securities held for captive insurance company (Note 4)	143	114
Common shares in Playa N.V. (Note 4)	90	72
Long-term investments (Note 4)	80	93
Other	120	96
Total other assets	$1,941	$1,797
(1) Includes cash consideration as well as other forms of consideration provided, such as debt repayment or performance guarantees.
9.    DEBT
Long-term debt was $2,986 million and $2,984 million at June 30, 2021 and December 31, 2020, respectively.
Senior Notes—During the three months ended June 30, 2020, we issued $450 million of 5.375% senior notes due 2025 (the "2025 Notes") and $450 million of 5.750% senior notes due 2030 (the "2030 Notes") at par. We received approximately $890 million of net proceeds from the sale, after deducting $10 million of underwriting discounts and other offering expenses. We used a portion of the proceeds from these issuances to repay all outstanding borrowings on our revolving credit facility and settle the outstanding interest rate locks, and the remainder was used for general corporate purposes. Interest is payable semi-annually on April 23 and October 23 of each year, beginning on October 23, 2020.
Revolving Credit Facility—During the six months ended June 30, 2021, we entered into a Third Amendment to the Second Amended and Restated Credit Agreement (the "Revolver Amendment"). The Revolver Amendment (i) extended the current covenant relief period through January 1, 2022 (the "Covenant Relief Period"), (ii) added a new minimum fixed charge coverage ratio covenant applicable to the first quarter of 2022, and (iii) increased the maintenance level of the leverage ratio covenant for the second, third, fourth, and fifth quarters following the end of the Covenant Relief Period. The Revolver Amendment also included an option, at our election, to extend the maturity date of $1.45 billion of revolving credit commitments by one year on the terms specified in the Revolver Amendment. The terms of the Revolver Amendment restrict, among other things, our ability to repurchase shares and pay dividends until the first quarter of 2022. The $1.5 billion aggregate commitment amount under our revolving credit facility remains unchanged.
During the six months ended June 30, 2021 and June 30, 2020, we had $0 and $400 million, respectively, of borrowings and repayments on our revolving credit facility. The weighted-average interest rate on these borrowings was 1.71% at June 30, 2020. At both June 30, 2021 and December 31, 2020, we had no balance outstanding. At June 30, 2021, we had $1.5 billion of borrowing capacity available under our revolving credit facility.
Fair Value—We estimate the fair value of debt, which consists of the 2025 Notes, 2030 Notes, and the notes below (collectively, the "Senior Notes"), bonds, and other long-term debt.
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

	June 30, 2021
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (1)	$3,261	$3,535	$—	$3,492	$43
(1) Excludes $8 million of finance lease obligations and $23 million of unamortized discounts and deferred financing fees.

	December 31, 2020
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (2)	$3,261	$3,561	$—	$3,518	$43
(2) Excludes $9 million of finance lease obligations and $26 million of unamortized discounts and deferred financing fees.

Interest Rate Locks—During the three and six months ended June 30, 2020, we recognized $3 million and $37 million of pre-tax losses, respectively, in unrealized gains (losses) on derivative activity on our condensed consolidated statements of comprehensive income (loss) related to interest rate locks that were settled in April 2020. Upon settlement, we recorded a $61 million loss within accumulated other comprehensive loss. This loss is amortized into interest expense on our condensed consolidated statements of income (loss) over the term of the 2030 Notes. The $61 million settlement is included as a cash outflow from operating activities on our condensed consolidated statements of cash flows for the six months ended June 30, 2020, as our policy is to classify cash flows from derivative instruments in the same category as the item being hedged.
10.     OTHER LONG-TERM LIABILITIES

	June 30, 2021	December 31, 2020
Deferred compensation plans funded by rabbi trusts (Note 4)	$555	$511
Income taxes payable	174	166
Guarantee liabilities (Note 12)	96	31
Deferred income taxes (Note 11)	73	48
Self-insurance liabilities (Note 12)	65	67
Other	53	88
Total other long-term liabilities	$1,016	$911
11.    INCOME TAXES
The provision for income taxes for the three and six months ended June 30, 2021 was $15 million and $201 million, respectively, compared to the benefit for income taxes of $94 million and $129 million for the three and six months ended June 30, 2020, respectively. The changes in our benefit (provision) for income taxes for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, were primarily attributable to the full valuation allowance on U.S. federal and state deferred tax assets recorded in the first quarter of 2021 and the impact of unbenefited U.S. and foreign losses.
During the year ended December 31, 2020 and the six months ended June 30, 2021, we generated significant pre-tax losses driven by the COVID-19 pandemic business disruption, and during the three months ended March 31, 2021, we entered into a three-year cumulative U.S. pre-tax loss position. Therefore, in the first quarter of 2021, we assessed the need for a valuation allowance against our deferred tax assets, considering both positive and negative evidence, including the cumulative three-year pre-tax loss position. We considered sources of positive evidence including recent favorable recovery trends in the hospitality industry and the indefinite carryforward period of U.S. tax losses generated. Accounting Standards Codification 740, Income Taxes, prescribes that a recent cumulative pre-tax loss position is strong objectively verifiable negative evidence that is difficult to overcome and little or no weight is placed on future projections of pre-tax income, and therefore, our forecasts did not have an impact on our assessment. Based on the weight of all available evidence, we recorded a full valuation allowance against our U.S. federal and state deferred tax assets during the three months ended March 31, 2021. We continue to assess the appropriateness of the valuation allowance on a quarterly basis, and at June 30, 2021, our valuation allowance was $192 million.
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
During the six months ended June 30, 2021, we filed a U.S. refund claim, which carried back the taxable loss generated in 2020 to 2015, 2016, and 2017 as allowed under the provision of the Coronavirus Aid, Relief, and Economic Security Act. In July 2021, we received a $254 million refund from the Internal Revenue Service ("IRS"), which was included in prepaid income taxes on our condensed consolidated balance sheets at both June 30, 2021 and December 31, 2020.

We are subject to audits by federal, state, and foreign tax authorities. U.S. tax years 2009 through 2011 are before the U.S. Tax Court concerning the tax treatment of the loyalty program. We are currently under field exam by the IRS for tax years 2015 through 2017. During the six months ended June 30, 2021, we received a Notice of Proposed Adjustment for those tax years related to the loyalty program issue currently in the U.S. Tax Court. As a result, U.S. tax years 2009 through 2017 are pending the outcome of the issue currently in U.S. Tax Court. If the IRS' position to include loyalty program contributions as taxable income to the Company is upheld, it would result in an income tax payment of $220 million (including $62 million of estimated interest, net of federal tax benefit) for all assessed years. We believe we have an adequate uncertain tax liability recorded in connection with this matter.
At June 30, 2021 and December 31, 2020, total unrecognized tax benefits recorded in other long-term liabilities on our condensed consolidated balance sheets were $151 million and $146 million, respectively, of which $144 million and $49 million, respectively, would impact the effective tax rate if recognized.
12.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements.
Commitments—At June 30, 2021, we are committed, under certain conditions, to lend or provide certain consideration to, or invest in, various business ventures up to $352 million, net of any related letters of credit.
Performance Guarantees—Certain of our contractual agreements with third-party hotel owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. At June 30, 2021, our performance guarantees have $92 million of remaining maximum exposure and expire between 2022 and 2036. Our most significant performance guarantee, related to four managed hotels in France, expired in April 2020.
At June 30, 2021 and December 31, 2020, we had $47 million and $16 million of total performance guarantee liabilities, respectively, which included $39 million and $6 million recorded in other long-term liabilities and $8 million and $10 million recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets, respectively.

	Four managed hotels in France		Other performance guarantees		All performance guarantees
	2021	2020	2021	2020	2021	2020
Beginning balance, January 1	$—	$20	$16	$13	$16	$33
Initial guarantee obligation liability	—	—	1	—	1	—
Amortization of initial guarantee obligation liability into income	—	(4)	(1)	(1)	(1)	(5)
Performance guarantee expense, net	—	20	1	6	1	26
Payments during the period	—	(15)	(3)	(3)	(3)	(18)
Ending balance, March 31	$—	$21	$14	$15	$14	$36
Initial guarantee obligation liability	—	—	33	—	33	—
Amortization of initial guarantee obligation liability into income	—	—	—	(1)	—	(1)
Performance guarantee expense	—	6	4	7	4	13
Payments during the period	—	—	(4)	(8)	(4)	(8)
Foreign currency exchange, net	—	(1)	—	—	—	(1)
Ending balance, June 30	$—	$26	$47	$13	$47	$39
Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. At June 30, 2021 and December 31, 2020, we had $5 million and $3 million, respectively, recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets related to these performance cure payments.

Debt Repayment and Other Guarantees—We enter into various debt repayment and other guarantees in order to assist hotel owners and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms.

Property description	Maximum potential future payments	Maximum exposure net of recoverability from third parties	Other long-term liabilities recorded at June 30, 2021	Other long-term liabilities recorded at December 31, 2020	Year of guarantee expiration
Hotel properties in India (1)	$197	$197	$40	$—	2024
Hotel properties in Tennessee (2), (3)	56	20	6	8	various, through 2024
Hotel properties in California (2)	38	15	1	2	various, through 2022
Hotel property in Pennsylvania (2), (4)	28	11	1	1	various, through 2023
Hotel property in Massachusetts (2), (4)	27	14	3	4	various, through 2022
Hotel properties in Georgia (2)	27	13	3	4	various, through 2024
Hotel property in Oregon (2)	21	8	1	1	2022
Other (2), (3)	21	7	2	5	various, through 2025
Total	$415	$285	$57	$25
(1) Debt repayment guarantees are denominated in Indian rupees and translated using exchange rates at June 30, 2021. We have the contractual right to recover amounts funded from an unconsolidated hospitality venture, which is a related party. We expect our maximum exposure to be approximately $100 million, taking into account our partner's 50% ownership interest in the unconsolidated hospitality venture. Under certain events or conditions, we have the right to force the sale of the properties in order to recover amounts funded.
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
(4) We are subject to completion guarantees whereby the parties agree to substantially complete the construction of the project by a specified date. At June 30, 2021, the maximum potential exposure is insignificant.
At June 30, 2021, we are not aware, nor have we received any notification, that our unconsolidated hospitality ventures or hotel owners are not current on their debt service obligations where we have provided a debt repayment guarantee.
Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be $117 million and $66 million at June 30, 2021 and December 31, 2020, respectively. Based on the lack of available market data, we have classified our guarantees as Level Three in the fair value hierarchy.
Insurance—We obtain commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property, cyber risk, and other miscellaneous coverages. A portion of the risk is retained on a self-insurance basis primarily through a U.S.-based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Reserves for losses in our captive insurance company to be paid within 12 months are $35 million and $37 million at June 30, 2021 and December 31, 2020, respectively, and are recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets. Reserves for losses in our captive insurance company to be paid in future periods are $65 million and $67 million at June 30, 2021 and December 31, 2020 and are recorded in other long-term liabilities on our condensed consolidated balance sheets.
Collective Bargaining Agreements—At June 30, 2021, approximately 24% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between us and various unions. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.

Surety Bonds—Surety bonds issued on our behalf were $49 million at June 30, 2021 and primarily relate to workers' compensation, taxes, licenses, construction liens, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at June 30, 2021 were $264 million, which relate to our ongoing operations, hotel properties under development in the U.S., collateral for estimated insurance claims, and securitization of our performance under our debt repayment guarantees associated with the hotel properties in India, which are only called on if we default on our guarantees. The letters of credit outstanding do not reduce the available capacity under our revolving credit facility (see Note 9).
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
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, we have not recorded a liability in connection with this matter. At June 30, 2021, our maximum exposure is not expected to exceed $18 million.

13.    EQUITY
Accumulated Other Comprehensive Loss

	Balance at April 1, 2021	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at June 30, 2021
Foreign currency translation adjustments (a)	$(191)	$15	$2	$(174)
Unrealized gains (losses) on AFS debt securities	—	—	—	—
Unrecognized pension cost	(7)	—	—	(7)
Unrealized gains (losses) on derivative instruments (b)	(39)	—	2	(37)
Accumulated other comprehensive loss	$(237)	$15	$4	$(218)
(a) The amount reclassified from accumulated other comprehensive loss related to the disposition of our ownership interest in certain unconsolidated hospitality ventures.
(b) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense, net of insignificant tax impacts, related to the settlement of interest rate locks (see Note 9).

	Balance at January 1, 2021	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at June 30, 2021
Foreign currency translation adjustments (c)	$(145)	$(9)	$(20)	$(174)
Unrealized gains (losses) on AFS debt securities	1	(1)	—	—
Unrecognized pension cost	(7)	—	—	(7)
Unrealized gains (losses) on derivative instruments (d)	(41)	—	4	(37)
Accumulated other comprehensive loss	$(192)	$(10)	$(16)	$(218)
(c) The amount reclassified from accumulated other comprehensive loss related to the acquisition of the remaining interest in the entities which own Grand Hyatt São Paulo (see Note 6) and the disposition of our ownership interest in certain unconsolidated hospitality ventures.
(d) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense, net of significant tax impacts, related to the settlement of interest rate locks (see Note 9). We expect to reclassify $6 million of losses over the next 12 months.

	Balance at April 1, 2020	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at June 30, 2020
Foreign currency translation adjustments	$(234)	$19	$—	$(215)
Unrealized gains (losses) on AFS debt securities	1	—	—	1
Unrecognized pension cost	(9)	—	—	(9)
Unrealized gains (losses) on derivative instruments (e)	(43)	(2)	1	(44)
Accumulated other comprehensive loss	$(285)	$17	$1	$(267)
(e) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense, net of insignificant tax impacts, related to the settlement of interest rate locks (see Note 9).

	Balance at January 1, 2020	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at June 30, 2020
Foreign currency translation adjustments	$(183)	$(32)	$—	$(215)
Unrealized gains (losses) on AFS debt securities	1	—	—	1
Unrecognized pension cost	(9)	—	—	(9)
Unrealized gains (losses) on derivative instruments (f)	(18)	(27)	1	(44)
Accumulated other comprehensive loss	$(209)	$(59)	$1	$(267)
(f) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense, net of insignificant tax impacts, related to the settlement of interest rate locks (see Note 9). We expect to reclassify $6 million of losses over the next 12 months.

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
During the six months ended June 30, 2021, we did not repurchase common stock.
During the six months ended June 30, 2020, we repurchased 827,643 shares of Class A common stock. The shares of common stock were repurchased at a weighted-average price of $84.08 per share for an aggregate purchase price of $69 million, excluding insignificant related expenses. The shares repurchased during the six months ended June 30, 2020 represented approximately 1% of our total shares of common stock outstanding at December 31, 2019.
The shares of Class A common stock repurchased on the open market were retired and returned to the status of authorized and unissued shares. At June 30, 2021, we had $928 million remaining under the share repurchase authorization.
Dividend—Hyatt did not declare or pay dividends to Class A or Class B shareholders of record during the six months ended June 30, 2021. On February 13, 2020, our board of directors declared a cash dividend of $0.20 per share for the first quarter of 2020, which was paid on March 9, 2020 to Class A and Class B shareholders of record on February 26, 2020. For the six months ended June 30, 2020, $7 million and $13 million of cash dividends were paid for Class A and Class B common stock, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
SARs	$1	$—	$10	$10
RSUs	3	4	16	14
PSUs	4	(2)	10	(7)
Total	$8	$2	$36	$17
The three and six months ended June 30, 2020 included a reversal of previously recognized stock-based compensation expense based on our assessment at the time of the expected achievement relative to the applicable performance targets related to certain PSU awards.
SARs—During the six months ended June 30, 2021, we granted 396,889 SARs to employees with a weighted-average grant date fair value of $28.68. During the six months ended June 30, 2020, we granted 1,250,434 SARs to employees with a weighted-average grant date fair value of $8.88.
RSUs—During the six months ended June 30, 2021, we granted 407,585 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $80.31. During the six months ended June 30, 2020, we granted 519,730 RSUs to employees with a weighted-average grant date fair value of $48.66.
PSUs—During the six months ended June 30, 2021, we granted 153,256 PSUs to employees with a weighted-average grant date fair value of $82.02. During the six months ended June 30, 2020, we did not grant any PSUs under our LTIP.
Our total unearned compensation for our stock-based compensation programs at June 30, 2021 was $3 million for SARs, $22 million for RSUs, and $21 million for PSUs, which will primarily be recognized in stock-based compensation expense over a weighted-average period of three years.
15.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Equity Method Investments—We have equity method investments in entities that own, operate, manage, or franchise properties for which we receive management, franchise, or license fees. We recognized $3 million and $1 million of fees for the three months ended June 30, 2021 and June 30, 2020, respectively. During each of the six months ended June 30, 2021 and June 30, 2020, we recognized $4 million of fees. In addition, in some cases we provide loans (see Note 5) or guarantees (see Note 12) to these entities. At June 30, 2021 and December 31, 2020, we had $12 million and $15 million of receivables due from these properties. Our ownership interest in these unconsolidated hospitality ventures varies from 24% to 50%. See Note 4 for further details regarding these investments.
Class B Share Conversion—During the three and six months ended June 30, 2021, 614,831 and 1,415,000 shares of Class B common stock, respectively, were converted on a share-for-share basis into shares of Class A common stock, $0.01 par value per share. During the three and six months ended June 30, 2020, 2,435,243 shares of Class B common stock were converted on a share-for-share basis into shares of Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock have been retired, thereby reducing the shares of Class B common stock authorized and outstanding.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Owned and leased hotels
Owned and leased hotels revenues	$194	$20	$301	$350
Intersegment revenues (a)	3	1	6	8
Adjusted EBITDA	12	(78)	(17)	(44)
Depreciation and amortization	58	56	117	119
Americas management and franchising
Management, franchise, and other fees revenues	66	8	104	92
Contra revenue	(5)	(4)	(9)	(8)
Other revenues	19	2	36	29
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	327	186	554	670
Intersegment revenues (a)	7	(1)	10	9
Adjusted EBITDA	54	(3)	82	65
Depreciation and amortization	6	5	11	10
ASPAC management and franchising
Management, franchise, and other fees revenues	20	6	35	25
Contra revenue	(1)	(1)	(2)	(2)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	24	17	44	44
Adjusted EBITDA	10	(2)	15	6
Depreciation and amortization	1	1	2	2
EAME/SW Asia management and franchising
Management, franchise, and other fees revenues	6	2	13	12
Contra revenue	(3)	(2)	(6)	(3)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	15	12	28	32
Intersegment revenues (a)	—	—	—	1
Adjusted EBITDA	(1)	(11)	(1)	(10)
Depreciation and amortization	—	—	—	—
Corporate and other
Revenues	11	4	19	18
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	—	—	2
Intersegment revenues (a)	—	—	—	—
Adjusted EBITDA	(21)	(23)	(45)	(50)
Depreciation and amortization	9	11	18	22
Eliminations
Revenues (a)	(10)	—	(16)	(18)
Adjusted EBITDA	1	—	1	2
TOTAL
Revenues	$663	$250	$1,101	$1,243
Adjusted EBITDA	55	(117)	35	(31)
Depreciation and amortization	74	73	148	153
(a)Intersegment revenues are included in management, franchise, and other fees revenues, owned and leased hotels revenues, and other revenues and eliminated in Eliminations.

The table below provides a reconciliation of our net loss attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to our consolidated Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss attributable to Hyatt Hotels Corporation	$(9)	$(236)	$(313)	$(339)
Interest expense	42	35	83	52
(Benefit) provision for income taxes	15	(94)	201	(129)
Depreciation and amortization	74	73	148	153
EBITDA	122	(222)	119	(263)
Contra revenue	9	7	17	13
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(366)	(215)	(626)	(748)
Costs incurred on behalf of managed and franchised properties	375	235	652	790
Equity (earnings) losses from unconsolidated hospitality ventures	34	23	(20)	25
Stock-based compensation expense (Note 14)	8	2	36	17
Gains on sales of real estate and other (Note 6)	(105)	—	(105)	(8)
Asset impairments	2	49	2	52
Other (income) loss, net (Note 18)	(25)	14	(37)	95
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	1	(10)	(3)	(4)
Adjusted EBITDA	$55	$(117)	$35	$(31)

17.    LOSSES PER SHARE
The calculation of basic and diluted losses per share, including a reconciliation of the numerator and denominator, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(9)	$(236)	$(313)	$(339)
Net loss attributable to noncontrolling interests	—	—	—	—
Net loss attributable to Hyatt Hotels Corporation	$(9)	$(236)	$(313)	$(339)
Denominator:
Basic weighted-average shares outstanding	101,898,773	101,273,404	101,713,331	101,314,230
Share-based compensation	—	—	—	—
Diluted weighted-average shares outstanding	101,898,773	101,273,404	101,713,331	101,314,230
Basic Losses Per Share:
Net loss	$(0.08)	$(2.33)	$(3.07)	$(3.35)
Net loss attributable to noncontrolling interests	—	—	—	—
Net loss attributable to Hyatt Hotels Corporation	$(0.08)	$(2.33)	$(3.07)	$(3.35)
Diluted Losses Per Share:
Net loss	$(0.08)	$(2.33)	$(3.07)	$(3.35)
Net loss attributable to noncontrolling interests	—	—	—	—
Net loss attributable to Hyatt Hotels Corporation	$(0.08)	$(2.33)	$(3.07)	$(3.35)
The computations of diluted net losses per share for the three and six months ended June 30, 2021 and June 30, 2020 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
SARs	1,321,700	383,500	1,317,600	832,900
RSUs	587,900	513,100	584,100	480,000

18.    OTHER INCOME (LOSS), NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Foreign currency gains (losses), net	$13	$—	$7	$(1)
Interest income	8	6	14	17
Unrealized gains (losses), net (Note 4)	5	35	13	(44)
Depreciation recovery	5	6	9	12
Performance guarantee liability amortization (Note 12)	—	1	1	6
Restructuring expenses	—	(47)	—	(47)
Performance guarantee expense, net (Note 12)	(4)	(13)	(5)	(39)
Credit losses (Note 4 and Note 5)	(8)	(14)	(10)	(18)
Other, net	6	12	8	19
Other income (loss), net	$25	$(14)	$37	$(95)
During the three and six months ended June 30, 2021, foreign currency gains were primarily driven by a property in our owned and leased hotels segment, which held a loan denominated in a currency other than its functional currency.
During the three and six months ended June 30, 2021, we recognized $8 million and $10 million, respectively, of credit losses, primarily related to certain of our HTM debt securities (see Note 4). During the three and six months ended June 30, 2020, as a result of existing economic conditions, in part due to the COVID-19 pandemic, and the developer's inability to complete construction and meet its debt service, we recognized a $13 million credit loss related to a debt repayment guarantee for a residential property in Brazil.
During the three and six months ended June 30, 2020, we recognized $47 million of restructuring expenses, including severance, insurance benefits, outplacement, and other related costs, due to operational changes as a result of the COVID-19 pandemic.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, and financial performance; the impact of the COVID-19 pandemic and pace of recovery; the amount by which the Company intends to reduce its real estate asset base and the anticipated timeframe for such asset dispositions; and prospective or future events. Forward-looking statements involve known and unknown risks that are difficult to predict. As a result, our actual results, performance or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would," and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the SEC, including our Annual Report on Form 10-K; the duration of the COVID-19 pandemic and the pace of recovery following the pandemic, any additional resurgence, or COVID-19 variants; the short and longer-term effects of the COVID-19 pandemic, including the demand for travel, transient and group business, and levels of consumer confidence; the impact of the COVID-19 pandemic, any additional resurgence, or COVID-19 variants, and the impact of actions that governments, businesses, and individuals take in response, on global and regional economies, travel limitations or bans, and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; the broad distribution of COVID-19 vaccines and wide acceptance by the general population of such vaccines; the ability of third-party owners, franchisees, or hospitality venture partners to successfully navigate the impacts of the COVID-19 pandemic, any additional resurgence, or COVID-19 variants; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate ("ADR"); limited visibility with respect to future bookings; loss of key personnel; domestic and international political and geo-political conditions, including political or civil unrest or changes in trade policy; hostilities, or fear of hostilities, including future terrorist attacks, that affect travel; travel-related accidents; natural or man-made disasters such as earthquakes, tsunamis, tornadoes, hurricanes, floods, wildfires, oil spills, nuclear incidents, and global outbreaks of pandemics or contagious diseases, such as the COVID-19 pandemic, or fear of such outbreaks; our ability to successfully achieve certain levels of operating profits at hotels that have performance tests or guarantees in favor of our third-party owners; the impact of hotel renovations and redevelopments; risks associated with our capital allocation plans, share repurchase program, and dividend payments, including a reduction in, or elimination or suspension of, repurchase activity or dividend payments; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through internet travel intermediaries; changes in the tastes and preferences of our customers; relationships with colleagues and labor unions and changes in labor laws; the financial condition of, and our relationships with, third-party property owners, franchisees, and hospitality venture partners; the possible inability of third-party owners, franchisees, or development partners to access capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions and the introduction of new brand concepts; the timing of acquisitions and dispositions and our ability to successfully integrate completed acquisitions with existing operations; failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals); our ability to successfully execute on our strategy to expand our management and franchising business while at the same time reducing our real estate asset base within targeted timeframes and at expected values; declines in the value of our real estate assets; unforeseen terminations of our management or franchise agreements; changes in federal, state, local, or foreign tax law; increases in interest rates and operating costs; foreign exchange rate fluctuations or currency restructurings; lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access such markets; changes in the competitive environment in our industry, including as a result of the COVID-19 pandemic, industry consolidation, and the markets where we operate; our ability to successfully grow the World of Hyatt loyalty program; cyber incidents and information technology failures; outcomes of legal or administrative proceedings; and violations of regulations or laws related to our franchising business.

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
Executive Overview
We provide hospitality and other services on a worldwide basis through the operation, management, franchising, ownership, development, and licensing of hospitality businesses. We operate, manage, franchise, own, lease, develop, license, or provide services to a portfolio of properties consisting of full service hotels, select service hotels, all-inclusive resorts, and other properties, including timeshare, fractional, and other forms of residential, vacation, and condominium ownership units.
At June 30, 2021, our worldwide hotel portfolio consisted of 1,012 hotels (241,403 rooms), including:
•422 managed properties (130,990 rooms), all of which we operate under management and hotel services agreements with third-party property owners;
•520 franchised properties (85,831 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;
•32 owned properties (13,401 rooms) (including 1 consolidated hospitality venture), 1 finance leased property (171 rooms), and 6 operating leased properties (2,086 rooms), all of which we manage;
•24 managed properties and 2 franchised properties owned or leased by unconsolidated hospitality ventures (7,909 rooms); and
•5 franchised properties (1,015 rooms) that are operated by an unconsolidated hospitality venture in connection with a master license agreement by Hyatt, 3 of these properties (669 rooms) are leased by the unconsolidated hospitality venture.
Our worldwide property portfolio also included:
•8 all-inclusive resorts (3,153 rooms), all of which are owned by a third party in which we hold common shares and which operates the resorts under franchise agreements with us;
•16 vacation ownership properties under the Hyatt Residence Club brand and operated by third parties;
•36 residential properties, which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel; and
•36 condominium ownership properties for which we provide services for the rental programs and/or homeowners associations (including 1 unconsolidated hospitality venture).
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
Overview of the Impact of the COVID-19 Pandemic
The global spread of the COVID-19 pandemic and its impacts are complex and continue to evolve, resulting in significant disruption to our business, the lodging and hospitality industries, and the global economy. The pandemic and its impacts have significantly reduced global travel, demand for hotel rooms, and travel experiences and have had a material detrimental impact on global commercial activity across the travel, lodging, and hospitality industries, which has had, and is expected to continue to have, a material impact on our business, results of operations, cash flows, and financial condition.
We have seen improvement and progressive recovery in our comparable system-wide RevPAR for the quarter ended June 30, 2021 compared with the quarter ended March 31, 2021. However, we expect demand could continue to be uneven in the near term, and we do not expect results to return to pre-COVID-19 levels until business traveler and consumer confidence related to risks associated with the COVID-19 pandemic materially improve, and government and corporate restrictions on travel and freedom of movement are fully lifted.
We have, at times, suspended operations at certain hotels across our portfolio in response to government restrictions and low levels of demand. As restrictions have been lifted and demand has increased, we have been able to re-open the majority of hotels where operations were previously suspended, and at June 30, 2021, 98% of our system-wide hotels were open. However, as cases of COVID-19 persist in various regions around the globe and new COVID-19 variants emerge, restrictions still remain in certain markets, which has created, and may continue to create, demand volatility. This may result in the subsequent re-suspension of operations at certain hotels.
Even once all restrictions on global travel have been lifted and vaccines are widely available and distributed, there remains considerable uncertainty as to the pace of recovery of demand for lodging and travel-related experiences.
Overview of Financial Results
For the quarter ended June 30, 2021, we reported a net loss attributable to Hyatt Hotels Corporation of $9 million, representing a $227 million increase, compared to the quarter ended June 30, 2020, driven by improved operating performance, a pre-tax gain on the sale of Hyatt Regency Lost Pines Resort and Spa, and prior year asset impairments and restructuring costs.
Consolidated revenues increased $413 million, or 165.6% ($412 million, or 164.8%, excluding the impact of currency), during the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020. The increases in owned and leased hotels revenues; management, franchise, and other fees; other revenues; and revenues for the reimbursement of costs incurred on behalf of managed and franchised properties of $172 million, $73 million, $19 million, and $151 million, respectively, for the quarter ended June 30, 2021, compared to the quarter ended June 30, 2020, were driven by gradual recovery in operating performance as compared to the prior year, largely driven by leisure travel within certain markets.

At our full service managed hotels in the Americas, including owned and leased hotels, we have seen group bookings production improve compared to 2020, though still significantly lower than pre-COVID-19 pandemic levels. During each month of the quarter, we experienced positive net booking production for 2021 for the first time since the onset of the COVID-19 pandemic. The revenues associated with group booking demand is dependent on travel restrictions related to gatherings being lifted and confidence from meeting planners and businesses that their attendees are comfortable traveling.
Our consolidated Adjusted EBITDA for the quarter ended June 30, 2021 increased $172 million, compared to the second quarter of 2020, driven by the aforementioned increases in revenues due to gradual recovery from the prior year impacts of the COVID-19 pandemic. Adjusted EBITDA increased $90 million for our owned and leased hotels segment, $57 million for our Americas management and franchising segment, $12 million for our ASPAC management and franchising segment, and $10 million for our EAME/SW Asia management and franchising segment during the second quarter of 2021 as compared to the second quarter of 2020. See "—Segment Results" for further discussion. See "—Non-GAAP Measures" for an explanation of how we utilize Adjusted EBITDA, why we present it, and material limitations on its usefulness, as well as a reconciliation of our net loss attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA.
During the quarter ended June 30, 2021, there were no returns of capital to our shareholders through share repurchases, and there was no quarterly dividend payment as we suspended all share repurchase activity and dividend payments beginning in March 2020.
We expect to successfully execute plans announced in March 2019 to realize proceeds of approximately $1.5 billion from the sale of real estate by March 2022 as part of our capital strategy. At June 30, 2021, we have realized proceeds of approximately $1.1 billion towards this goal from the disposition of owned assets.
Hotel Chain Revenue per Available Room ("RevPAR") Statistics.

		RevPAR
		Three Months Ended June 30,
(Comparable locations)	Number of comparable hotels (1)	2021	vs. 2020 (in constant $)
System-wide hotels	882	$72	361.5%
Owned and leased hotels	34	$87	NM
Americas full service hotels	214	$82	984.3%
Americas select service hotels	411	$76	256.2%
ASPAC full service hotels	111	$73	139.1%
ASPAC select service hotels	26	$41	104.4%
EAME/SW Asia full service hotels	102	$44	431.4%
EAME/SW Asia select service hotels	18	$29	150.1%
(1) The number of comparable hotels presented above includes owned and leased hotels and hotels that had temporarily suspended operations for a portion of 2020 and/or 2021 due to the COVID-19 pandemic.
System-wide RevPAR increased 361.5% during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, driven by increased demand as compared to the prior year resulting from the impact of the COVID-19 pandemic. Leisure demand continues to lead the recovery as travel restrictions have eased in certain markets. See "—Segment Results" for discussion of RevPAR by segment.
Our comparable system-wide hotels RevPAR of $72 and $16 for the three months ended June 30, 2021 and June 30, 2020, respectively, remain significantly below pre-COVID-19 pandemic levels of previously reported comparable system-wide hotels RevPAR of $144 for the three months ended June 30, 2019. While uncertainty surrounding the recovery remains, it is our expectation that business transient and group business will continue to gradually improve over the coming months. Leisure transient demand is expected to remain consistent or may moderately improve throughout 2021, but demand may be varied and irregular in the current environment.

Results of Operations
Three and Six Months Ended June 30, 2021 Compared with Three and Six Months Ended June 30, 2020
Discussion on Consolidated Results
For additional information regarding our consolidated results, refer to our condensed consolidated statements of income (loss) included in this quarterly report. Consolidated results were impacted significantly by the COVID-19 pandemic during the three and six months ended June 30, 2021 and June 30, 2020. See "—Segment Results" for further discussion.
The impact from our investments in marketable securities held to fund our deferred compensation plans through rabbi trusts was recognized on the various financial statement line items discussed below and had no impact on net loss.
Owned and leased hotels revenues.

	Three Months Ended June 30,
	2021	2020	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$172	$15	$157	NM	$—
Non-comparable owned and leased hotels revenues	19	4	15	320.1%	—
Total owned and leased hotels revenues	$191	$19	$172	900.1%	$—

	Six Months Ended June 30,
	2021	2020	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$268	$304	$(36)	(11.8)%	$2
Non-comparable owned and leased hotels revenues	27	38	(11)	(29.2)%	—
Total owned and leased hotels revenues	$295	$342	$(47)	(13.8)%	$2
Comparable owned and leased hotels revenues increased during the three months ended June 30, 2021, compared to the same period in the prior year, driven by increased demand and hotel re-openings following the suspension of operations at a number of hotels in 2020 due to the COVID-19 pandemic, which resulted in lower revenues for the three months ended June 30, 2020. Non-comparable owned and leased hotels revenues increased during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, driven primarily by transaction activity and two properties undergoing renovations during 2020. See "—Segment Results" for further discussion.
Comparable owned and leased hotels revenues decreased during the six months ended June 30, 2021, compared to the same period in the prior year, driven by the COVID-19 pandemic, resulting in decreased demand at a significant number of hotels. Non-comparable owned and leased hotels revenues decreased during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily driven by the extended closure of an owned hotel, partially offset by two properties undergoing renovations during the six months ended June 30, 2020. See "—Segment Results" for further discussion.

Management, franchise, and other fees revenues.

	Three Months Ended June 30,
	2021	2020	Better / (Worse)
Base management fees	$36	$8	$28	388.4%
Incentive management fees	12	(2)	14	920.1%
Franchise fees	29	6	23	400.9%
Management and franchise fees	77	12	65	564.8%
Other fees revenues	16	8	8	99.9%
Management, franchise, and other fees	$93	$20	$73	367.2%

	Three Months Ended June 30,
	2021	2020	Better / (Worse)
Management, franchise, and other fees	$93	$20	$73	367.2%
Contra revenue	(9)	(7)	(2)	(31.9)%
Net management, franchise, and other fees	$84	$13	$71	536.3%

	Six Months Ended June 30,
	2021	2020	Better / (Worse)
Base management fees	$60	$55	$5	10.5%
Incentive management fees	20	6	14	233.3%
Franchise fees	46	33	13	36.3%
Management and franchise fees	126	94	32	33.9%
Other fees revenues	30	34	(4)	(10.4)%
Management, franchise, and other fees	$156	$128	$28	22.0%

	Six Months Ended June 30,
	2021	2020	Better / (Worse)
Management, franchise, and other fees	$156	$128	$28	22.0%
Contra revenue	(17)	(13)	(4)	(28.3)%
Net management, franchise, and other fees	$139	$115	$24	21.3%
The increases in management and franchise fees during the three and six months ended June 30, 2021, compared to the same periods in the prior year, were due to increased demand driven by gradual recovery in 2021, compared to the decreased demand and suspended hotel operations at a number of hotels in 2020, as a result of the COVID-19 pandemic. Other fees revenues increased for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily driven by an increase in license fees related to our co-branded credit card.
Other revenues.   During the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, other revenues increased $19 million and $3 million, respectively, primarily driven by the impact of the COVID-19 pandemic on our residential management operations during the prior year. During the six months ended June 30, 2021, compared to the same period in the prior year, the favorability in our residential management operations was partially offset by decreased revenues due to the sale of the Exhale spa and fitness business during the fourth quarter of 2020.

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Three Months Ended June 30,
	2021	2020	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$366	$215	$151	70.7%
Less: rabbi trust impact	(11)	(21)	10	49.1%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$355	$194	$161	83.8%

	Six Months Ended June 30,
	2021	2020	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$626	$748	$(122)	(16.3)%
Less: rabbi trust impact	(16)	(1)	(15)	NM
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$610	$747	$(137)	(18.3)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties increased during the three months ended June 30, 2021, compared to the same period in the prior year, primarily driven by higher reimbursements for payroll and related costs due to hotels resuming operations after prior year suspensions of operations as a result of the COVID-19 pandemic and higher reimbursements related to system-wide services provided to managed and franchised properties driven by improved hotel operating performance. This increase was partially offset by a $10 million decrease in the value of the marketable securities held to fund our deferred compensation plans through rabbi trusts due to declines in market performance.
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties decreased during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily driven by the impact of the COVID-19 pandemic and associated cost containment initiatives, which led to lower reimbursements for payroll and related costs and reduced expenses related to system-wide services provided to managed and franchised properties. This decrease was partially offset by a $15 million increase in the value of the marketable securities held to fund our deferred compensation plans through rabbi trusts due to improved market performance.
Owned and leased hotels expenses.

	Three Months Ended June 30,
	2021	2020	Better / (Worse)
Comparable owned and leased hotels expenses	$149	$67	$(82)	(121.5)%
Non-comparable owned and leased hotels expenses	22	18	(4)	(19.4)%
Rabbi trust impact	3	7	4	53.2%
Total owned and leased hotels expenses	$174	$92	$(82)	(88.2)%

	Six Months Ended June 30,
	2021	2020	Better / (Worse)
Comparable owned and leased hotels expenses	$255	$305	$50	16.3%
Non-comparable owned and leased hotels expenses	38	59	21	36.5%
Rabbi trust impact	5	—	(5)	NM
Total owned and leased hotels expenses	$298	$364	$66	18.2%
The increase in comparable owned and leased hotels expenses during the three months ended June 30, 2021, compared to the same period in the prior year, was primarily due to resumed operations driving increased variable expenses in 2021 as compared to the prior year, which included the impact of suspended operations at certain owned and leased hotels.
The decrease in comparable owned and leased hotels expenses during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily driven by decreased demand and the related suspension of operations at certain owned and leased hotels beginning in March 2020, partially offset by increased operations and a subsequent increase in variable expenses in the second quarter of 2021 compared to 2020.
During the six months ended June 30, 2021, compared to the six months ended June 30, 2020, non-comparable owned and leased hotels expenses decreased primarily due to the extended closure of an owned hotel. See "—Segment Results" for further discussion.
Other direct costs.  During the three and six months ended June 30, 2021, compared to the same periods in the prior year, other direct costs increased $17 million and $6 million, respectively, primarily driven by the impact of the COVID-19 pandemic on our residential management operations during the prior year as well as increases related to our co-branded credit card program from higher cardholder spend and point transfers, partially offset by decreased expenses due to the sale of the Exhale spa and fitness business during the fourth quarter of 2020.
Selling, general, and administrative expenses.

	Three Months Ended June 30,
	2021	2020	Change
Selling, general, and administrative expenses	$86	$101	$(15)	(14.3)%
Less: rabbi trust impact	(21)	(42)	21	50.5%
Less: stock-based compensation expense	(8)	(2)	(6)	(324.0)%
Adjusted selling, general, and administrative expenses	$57	$57	$—	1.9%

	Six Months Ended June 30,
	2021	2020	Change
Selling, general, and administrative expenses	$181	$148	$33	22.7%
Less: rabbi trust impact	(31)	(1)	(30)	NM
Less: stock-based compensation expense	(36)	(17)	(19)	(109.7)%
Adjusted selling, general, and administrative expenses	$114	$130	$(16)	(11.8)%
Selling, general, and administrative expenses decreased during the three months ended June 30, 2021, compared to the same period in the prior year, primarily driven by the decline in market performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts as well as a decrease in bad debt expenses, partially offset by increases in payroll and related costs and stock- based compensation expense.
Selling, general, and administrative expenses increased during the six months ended June 30, 2021, compared to the same period in the prior year, primarily driven by the improved market performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts, an increase in stock-based compensation expense, primarily due to lapping a reversal of previously recognized stock-based compensation expense related to certain PSU awards during the six months ended June 30, 2020, and increases in payroll and related costs. The aforementioned increases were partially offset by a decrease in bad debt expenses.
Adjusted selling, general, and administrative expenses exclude the impact of deferred compensation plans funded through rabbi trusts and stock-based compensation expense. Adjusted selling, general, and administrative expenses, as we define it, is a non-GAAP measure. See "—Non-GAAP Measures" for further discussion of Adjusted selling, general, and administrative expenses.

Costs incurred on behalf of managed and franchised properties.

	Three Months Ended June 30,
	2021	2020	Change
Costs incurred on behalf of managed and franchised properties	$375	$235	$140	59.8%
Less: rabbi trust impact	(11)	(21)	10	49.1%
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$364	$214	$150	70.5%

	Six Months Ended June 30,
	2021	2020	Change
Costs incurred on behalf of managed and franchised properties	$652	$790	$(138)	(17.5)%
Less: rabbi trust impact	(16)	(1)	(15)	NM
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$636	$789	$(153)	(19.4)%
Costs incurred on behalf of managed and franchised properties increased during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily driven by increased payroll and related expenses at managed properties where we are the employer as hotels resumed operations after prior year suspensions of operations due to the COVID-19 pandemic and increased expenses related to system-wide services provided to managed and franchised properties. These increases were partially offset by a $10 million decrease in the value of the marketable securities held to fund our deferred compensation plans through rabbi trusts due to declines in market performance.
Costs incurred on behalf of managed and franchised properties decreased during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily driven by the impact of the COVID-19 pandemic and associated cost containment initiatives, both of which led to lower payroll and related costs at managed properties where we are the employer and lower expenses for system-wide services provided to managed and franchised properties. This decrease was partially offset by a $15 million increase in the value of the marketable securities held to fund our deferred compensation plans through rabbi trusts due to improved market performance.

Net gains and interest income from marketable securities held to fund rabbi trusts.

	Three Months Ended June 30,
	2021	2020	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$21	$42	$(21)	(50.5)%
Rabbi trust impact allocated to owned and leased hotels expenses	3	7	(4)	(53.2)%
Net gains and interest income from marketable securities held to fund rabbi trusts	$24	$49	$(25)	(50.9)%

	Six Months Ended June 30,
	2021	2020	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$31	$1	$30	NM
Rabbi trust impact allocated to owned and leased hotels expenses	5	—	5	NM
Net gains and interest income from marketable securities held to fund rabbi trusts	$36	$1	$35	NM
Net gains and interest income from marketable securities held to fund rabbi trusts decreased during the three months ended June 30, 2021, compared to the same period in prior year, and increased during the six months ended June 30, 2021, compared to the same period in the prior year, driven by the market performance of the underlying invested assets.
Equity earnings (losses) from unconsolidated hospitality ventures.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Better / (Worse)	2021	2020	Better / (Worse)
Hyatt's share of unconsolidated hospitality ventures net losses excluding foreign currency	$(14)	$(12)	$(2)	$(34)	$(15)	$(19)
Net gains (losses) from sales activity related to unconsolidated hospitality ventures (Note 4)	(1)	—	(1)	68	—	68
Hyatt's share of unconsolidated hospitality ventures foreign currency net gains (losses) (1)	—	(17)	17	4	(14)	18
Other (2)	(19)	6	(25)	(18)	4	(22)
Equity earnings (losses) from unconsolidated hospitality ventures	$(34)	$(23)	$(11)	$20	$(25)	$45
(1) Foreign currency impact was primarily driven by one of our unconsolidated hospitality ventures which held loans denominated in a currency other than its functional currency. During the six months ended June 30, 2021, we purchased our partner's ownership interest. See Part I, Item 1 "Financial Statements—Note 4 to the Condensed Consolidated Financial Statements" for additional information.

(2) Primarily related to the debt repayment guarantees for the hotel properties in India that we entered into during the three months ended June 30, 2021. See Part I, Item 1 "Financial Statements—Note 12 to the Condensed Consolidated Financial Statements" for additional information..

Interest expense.   Interest expense increased $7 million during the three months ended June 30, 2021, compared to the same period in the prior year, primarily driven by the 2022 Notes issued during the third quarter of 2020. Interest expense increased $31 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily driven by the 2022 Notes issued during the third quarter of 2020 and the 2025 and 2030 Notes issued during the second quarter of 2020. See Part I, Item 1 "Financial Statements—Note 9 to the Condensed Consolidated Financial Statements" for additional information.
Gains on sales of real estate and other.   During the three and six months ended June 30, 2021, we recognized a $104 million pre-tax gain related to the sale of Hyatt Regency Lost Pines Resort and Spa. During the six months ended June 30, 2020, we recognized a $4 million pre-tax gain related to an unrelated third-party's investment in certain of our subsidiaries that developed Hyatt Centric Center City Philadelphia and adjacent parking and retail space and a $4 million pre-tax gain for the sale of a commercial building in Omaha, Nebraska. See Part I,

Item 1 "Financial Statements—Note 6 to the Condensed Consolidated Financial Statements" for additional information.
Asset impairments.   Asset impairments decreased $47 million and $50 million during the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year. During the three and six months ended June 30, 2020, we recognized $38 million of goodwill impairment charges. During the three and six months ended June 30, 2020, we recognized $11 million and $14 million, respectively, of impairment charges related to property and equipment, operating lease right-of-use assets, and definite-lived intangibles.
Other income (loss), net.   Other income (loss), net increased $39 million and $132 million during the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year. See Part I, Item 1 "Financial Statements—Note 18 to the Condensed Consolidated Financial Statements" for additional information.
Benefit (provision) for income taxes.

	Three Months Ended June 30,
	2021	2020	Better / (Worse)
Income (loss) before income taxes	$6	$(330)	$336	102.1%
Benefit (provision) for income taxes	(15)	94	(109)	(116.5)%
Effective tax rate	227.6%	28.5%		199.1%

	Six Months Ended June 30,
	2021	2020	Better / (Worse)
Income (loss) before income taxes	$(112)	$(468)	$356	76.1%
Benefit (provision) for income taxes	(201)	129	(330)	(255.6)%
Effective tax rate	(180.0)%	27.6%		(207.6)%
For the three and six months ended June 30, 2021, we recognized an income tax provision of $15 million and $201 million, respectively, primarily driven by a non-cash expense to recognize a full valuation allowance on U.S. federal and state deferred tax assets as further described in Part I, Item 1 "Financial Statements—Note 11 to the Condensed Consolidated Financial Statements."
Segment Results
As described in Part I, Item 1 "Financial Statements—Note 16 to the Condensed Consolidated Financial Statements," we evaluate segment operating performance using owned and leased hotels revenues; management, franchise, and other fees revenues; and Adjusted EBITDA.
We have seen continuous improvement in the second quarter of 2021 across our segments, but the level of recovery has varied by market. Our segment revenues, comparable RevPAR, and Adjusted EBITDA during the three and six months ended June 30, 2021 continue to be impacted by the COVID-19 pandemic and performance remains significantly below pre-COVID-19 pandemic results. As the recovery has continued, we have re-opened hotels where operations were previously suspended, and the percentage of hotels open by segment at June 30, 2021 and June 30, 2020 was as follows:

	June 30, 2021	June 30, 2020
Owned and leased hotels	97%	45%
Americas full service hotels	98%	61%
Americas select service hotels	99%	93%
ASPAC full and select service hotels	96%	88%
EAME/SW Asia full and select service hotels	97%	61%

Owned and leased hotels segment revenues.

	Three Months Ended June 30,
	2021	2020	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$175	$15	$160	NM	$—
Non-comparable owned and leased hotels revenues	19	5	14	320.1%	—
Total segment revenues	$194	$20	$174	860.7%	$—

	Six Months Ended June 30,
	2021	2020	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$274	$312	$(38)	(12.2)%	$2
Non-comparable owned and leased hotels revenues	27	38	(11)	(29.2)%	—
Total segment revenues	$301	$350	$(49)	(14.1)%	$2
Comparable owned and leased hotels revenues increased for the three months ended June 30, 2021, compared to the same period in the prior year, driven by increased demand and hotel re-openings in 2021, compared with the prior year decline in revenues due to the COVID-19 pandemic and associated suspension of operations at a number of hotels.
The increase in non-comparable owned and leased hotels revenues for the three months ended June 30, 2021, compared to the same period in the prior year, was primarily driven by the opening of two properties that were undergoing renovations during the prior year and the acquisition of Ventana Big Sur, an Alila Resort, during the three months ended June 30, 2021.
Comparable owned and leased hotels revenues decreased for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, driven by the impact of the COVID-19 pandemic beginning in March 2020 causing significant declines in demand.
Non-comparable owned and leased hotels revenues decreased during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily driven by the extended closure of an owned hotel and disposition activity, partially offset by the opening of two properties undergoing renovations during the six months ended June 30, 2020.

	Three Months Ended June 30,
	RevPAR		Occupancy		ADR
	2021	vs. 2020 (in constant $)	2021	vs. 2020	2021	vs. 2020 (in constant $)
Comparable owned and leased hotels	$87	NM	42.4%	39.3% pts	$204	40.2%

	Six Months Ended June 30,
	RevPAR		Occupancy		ADR
	2021	vs. 2020 (in constant $)	2021	vs. 2020	2021	vs. 2020 (in constant $)
Comparable owned and leased hotels	$67	(4.4)%	35.5%	6.0% pts	$189	(20.5)%
The increase in RevPAR at our comparable owned and leased hotels during the three months ended June 30, 2021, compared to the same period in the prior year, was driven by improved demand across various markets in the United States, as well as increased ADR driven by the impact of the COVID-19 pandemic during the prior year.
During the six months ended June 30, 2021, compared to the six months ended June 30, 2020, comparable owned and leased hotels RevPAR marginally decreased primarily driven by the impact of the COVID-19 pandemic beginning in March 2020 and the associated decline in demand.

During the three and six months ended June 30, 2021, we sold one property that was removed from comparable owned and leased hotels results. During the six months ended June 30, 2021, one property was removed from comparable owned and leased hotels results as the property has been closed for an extended period.
Owned and leased hotels segment Adjusted EBITDA.

	Three Months Ended June 30,
	2021	2020	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$11	$(68)	$79	115.2%
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA	1	(10)	11	112.5%
Segment Adjusted EBITDA	$12	$(78)	$90	114.9%

	Six Months Ended June 30,
	2021	2020	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$(14)	$(40)	$26	64.0%
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA	(3)	(4)	1	35.7%
Segment Adjusted EBITDA	$(17)	$(44)	$27	61.4%
Owned and leased hotels Adjusted EBITDA. The increase in Adjusted EBITDA at our owned and leased hotels for the three months ended June 30, 2021, compared to the same period in the prior year, was primarily driven by the aforementioned $160 million increase in comparable owned and leased hotels revenues, partially offset by a $92 million increase in comparable owned and leased expenses driven by the increase in open hotels and corresponding increase in variable expenses compared to the prior year when a significant number of hotels had suspended operations due to the COVID-19 pandemic.
The increase in Adjusted EBITDA at our owned and leased hotels for the six months ended June 30, 2021, compared to the same period in the prior year, was primarily driven by a $52 million decrease in comparable owned and leased hotels expenses due to reduced payroll and related costs and a $22 million decrease in non-comparable owned and leased hotels expenses largely related to the extended closure of an owned hotel. The decreases in comparable owned and leased hotels expenses were partially offset by the aforementioned $38 million decrease in comparable owned and leased hotels revenues during the six months ended June 30, 2021 compared to the same period in the prior year.
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA. Our pro rata share of Adjusted EBITDA from our unconsolidated hospitality ventures increased during the three months ended June 30, 2021, compared to the same period in 2020, primarily driven by gradual recovery and increased demand during the quarter as compared to the negative impact of the COVID-19 pandemic during the prior year.

Americas management and franchising segment revenues.

	Three Months Ended June 30,
	2021	2020	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$66	$8	$58	662.9%
Contra revenue	(5)	(4)	(1)	(4.3)%
Other revenues	19	2	17	983.6%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	327	186	141	76.0%
Total segment revenues	$407	$192	$215	112.3%

	Six Months Ended June 30,
	2021	2020	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$104	$92	$12	13.1%
Contra revenue	(9)	(8)	(1)	(6.5)%
Other revenues	36	29	7	25.9%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	554	670	(116)	(17.3)%
Total segment revenues	$685	$783	$(98)	(12.4)%
The increase in management and franchise fees for the three months ended June 30, 2021, compared to the same period in the prior year, was primarily driven by a $26 million increase in base management fees due to demand recovery, which was led by certain markets in the United States and resort destinations, and a $23 million increase in franchise fees driven by select service properties. Additionally, the increase in other fees was driven by termination fees.
The $15 million increase in management and franchise fees for the six months ended June 30, 2021, compared to the same period in the prior year, is driven by recovery from the COVID-19 pandemic, which caused a significant decline in fees starting at the end of the first quarter of 2020. Other fees declined $3 million due to the recognition of license fees in 2020 associated with an amended license agreement for Hyatt Residence Club, which was partially offset by an increase in termination fees.
The increases in other revenues for the three and six months ended June 30, 2021, compared to the same periods in the prior year, were driven by increased demand in our residential management business.
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties increased during the three months ended June 30, 2021, compared to the same period in the prior year, primarily driven by higher reimbursements for payroll and related costs due to hotels resuming operations after prior year suspensions of operations as a result of the COVID-19 pandemic and due to higher reimbursements related to system-wide services provided to managed and franchised properties driven by improved hotel operating performance.
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties decreased during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily driven by the impact of the COVID-19 pandemic and associated cost containment initiatives, which led to lower reimbursements for payroll and related costs and reduced expenses related to system-wide services provided to managed and franchised properties.

	Three Months Ended June 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2021	vs. 2020 (in constant $)	2021	vs. 2020	2021	vs. 2020 (in constant $)
Americas full service	$82	984.3%	42.3%	36.9% pts	$193	37.4%
Americas select service	$76	256.2%	63.9%	42.2% pts	$119	21.0%

	Six Months Ended June 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2021	vs. 2020 (in constant $)	2021	vs. 2020	2021	vs. 2020 (in constant $)
Americas full service	$63	3.1%	34.3%	4.8% pts	$183	(11.3)%
Americas select service	$62	30.7%	56.2%	17.5% pts	$111	(10.1)%
The RevPAR increases at our comparable system-wide full service and select service hotels during the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, were primarily due to increased transient demand as compared to the prior year due to the impact of the COVID-19 pandemic. The three months ended June 30, 2021 also benefited from increases in ADR as compared to the same period in the prior year.
During the three and six months ended June 30, 2021, two properties were removed from the comparable Americas full service system-wide hotel results and five properties were removed from the comparable Americas select service system-wide hotel results as they left the chain. Additionally, during the six months ended June 30, 2021, two properties were removed from the comparable Americas full service system-wide hotel results as one is undergoing a significant renovation and one has been closed for an extended period.
Americas management and franchising segment Adjusted EBITDA.

	Three Months Ended June 30,
	2021	2020	Better / (Worse)
Segment Adjusted EBITDA	$54	$(3)	$57	NM

	Six Months Ended June 30,
	2021	2020	Better / (Worse)
Segment Adjusted EBITDA	$82	$65	$17	26.0%
The increases in Adjusted EBITDA during the three and six months ended June 30, 2021, compared to the same periods in the prior year, were primarily driven by the aforementioned increases in management, franchise, and other fees.
ASPAC management and franchising segment revenues.

	Three Months Ended June 30,
	2021	2020	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$20	$6	$14	234.1%
Contra revenue	(1)	(1)	—	(46.9)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	24	17	7	50.2%
Total segment revenues	$43	$22	$21	100.0%

	Six Months Ended June 30,
	2021	2020	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$35	$25	$10	39.7%
Contra revenue	(2)	(2)	—	(45.9)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	44	44	—	1.8%
Total segment revenues	$77	$67	$10	14.9%

Management, franchise, and other fees increased for the three and six months ended June 30, 2021, compared to the same periods in the prior year, primarily driven by an increase in base and incentive management fees in Greater China due to increased demand.
The increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was driven by higher reimbursements related to system-wide services provided to managed and franchised properties.

	Three Months Ended June 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2021	vs. 2020 (in constant $)	2021	vs. 2020	2021	vs. 2020 (in constant $)
ASPAC full service	$73	139.1%	47.3%	23.6% pts	$155	19.6%
ASPAC select service	$41	104.4%	55.5%	26.7% pts	$73	6.1%

	Six Months Ended June 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2021	vs. 2020 (in constant $)	2021	vs. 2020	2021	vs. 2020 (in constant $)
ASPAC full service	$65	28.6%	42.4%	13.3% pts	$153	(11.9)%
ASPAC select service	$37	70.4%	51.8%	24.3% pts	$71	(9.4)%
Comparable full and select service RevPAR increased for the three and six months ended June 30, 2021, compared to the same periods in the prior year, primarily driven by increased transient demand following gradual recovery as compared to the impacts of the COVID-19 pandemic in the prior year.
During the three months ended June 30, 2021, no properties were removed from the comparable ASPAC full service and select service system-wide hotel results. During the six months ended June 30, 2021, one property was removed from the comparable ASPAC full service system-wide hotel results and one property was removed from the ASPAC select service system-wide hotel results as the properties left the chain.
ASPAC management and franchising segment Adjusted EBITDA.

	Three Months Ended June 30,
	2021	2020	Better / (Worse)
Segment Adjusted EBITDA	$10	$(2)	$12	693.4%

	Six Months Ended June 30,
	2021	2020	Better / (Worse)
Segment Adjusted EBITDA	$15	$6	$9	131.9%
The increases in Adjusted EBITDA were primarily driven by the aforementioned increases in management, franchise, and other fees revenues during the three and six months ended June 30, 2021, compared to the same periods in the prior year, partially offset by increases in selling, general, and administrative expenses, primarily payroll and related costs due to cost containment initiatives in 2020.

EAME/SW Asia management and franchising segment revenues.

	Three Months Ended June 30,
	2021	2020	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$6	$2	$4	265.7%
Contra revenue	(3)	(2)	(1)	(110.6)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	15	12	3	19.2%
Total segment revenues	$18	$12	$6	44.6%

	Six Months Ended June 30,
	2021	2020	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$13	$12	$1	10.4%
Contra revenue	(6)	(3)	(3)	(79.5)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	28	32	(4)	(14.4)%
Total segment revenues	$35	$41	$(6)	(14.9)%
The increase in management, franchise, and other fees during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was driven by an increase in base and incentive management fees across the region due to a gradual recovery from the COVID-19 pandemic. During the three months ended June 30, 2020, the region was under various levels of restrictions including both international and local travel bans.
The increase in Contra revenue during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily driven by an accrued performance cure payment.
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties increased during the three months ended June 30, 2021, compared to the same period in the prior year, primarily driven by higher reimbursements related to system-wide services provided to managed and franchised properties.
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties decreased during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily driven by the impact of the COVID-19 pandemic and associated cost containment initiatives, which led to lower reimbursements of expenses related to system-wide services provided to managed and franchised properties.

	Three Months Ended June 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2021	vs. 2020 (in constant $)	2021	vs. 2020	2021	vs. 2020 (in constant $)
EAME/SW Asia full service	$44	431.4%	28.3%	21.8% pts	$154	23.0%
EAME/SW Asia select service	$29	150.1%	42.9%	29.5% pts	$67	(22.0)%

	Six Months Ended June 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2021	vs. 2020 (in constant $)	2021	vs. 2020	2021	vs. 2020 (in constant $)
EAME/SW Asia full service	$40	(16.3)%	29.0%	1.3% pts	$139	(19.8)%
EAME/SW Asia select service	$29	(12.2)%	44.1%	7.3% pts	$65	(26.8)%
Comparable system-wide hotels RevPAR increased during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily driven by increased demand. EAME/SW Asia full service system-wide hotels further benefited from increased ADR during the three months ended June 30, 2021 compared to the same period in the prior year. Notable markets that contributed to increased RevPAR include the Middle East, which has experienced steady recovery; Eastern Europe, which is benefiting from the resurgence of business demand; and certain hotels in Western and Southern European markets, which experienced increased leisure demand as various travel and movement restrictions were lifted during the current quarter.
Comparable system-wide hotels RevPAR decreased during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily driven by the travel and movement restrictions persisting across certain markets during the period due to the continued impact of the COVID-19 pandemic. The COVID-19 pandemic related restrictions did not impact the segment until late during the first quarter of 2020, which contributed to the higher RevPAR during the six months ended June 30, 2020.
During the three and six months ended June 30, 2021, no properties were removed from the comparable EAME/SW Asia full service system-wide hotel results, and during the six months ended June 30, 2021, one property left the chain and was removed from the comparable EAME/SW Asia select service system-wide hotel results.
EAME/SW Asia management and franchising segment Adjusted EBITDA.

	Three Months Ended June 30,
	2021	2020	Better / (Worse)
Segment Adjusted EBITDA	$(1)	$(11)	$10	95.1%

	Six Months Ended June 30,
	2021	2020	Better / (Worse)
Segment Adjusted EBITDA	$(1)	$(10)	$9	94.5%
The increases in Adjusted EBITDA during the three and six months ended June 30, 2021, compared to the same periods in the prior year, were primarily driven by reduced selling, general, and administrative expenses due to reserves recognized on certain receivables in the prior year as well as the aforementioned increases in management, franchise, and other fees revenues in the current year.
Corporate and other.

	Three Months Ended June 30,
	2021	2020	Better / (Worse)
Revenues	$11	$4	$7	168.2%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	—	—	(100.0)%
Adjusted EBITDA	(21)	(23)	2	4.2%

	Six Months Ended June 30,
	2021	2020	Better / (Worse)
Revenues	$19	$18	$1	3.4%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	2	(2)	(100.0)%
Adjusted EBITDA	(45)	(50)	5	9.3%
Revenues increased during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily driven by increased license fees related to our co-branded credit card.
Adjusted EBITDA increased during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily driven by reduced expenses due to the sale of the Exhale spa and fitness business during the fourth quarter of 2020 as well as the reduction of certain selling, general, administrative expenses, partially offset by increased expenses related to our co-branded credit card due to increased spend and transfers.

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
•stock-based compensation expense;
•gains on sales of real estate and other;
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
Adjusted EBITDA excludes certain items that can vary widely across different industries and among companies within the same industry. For instance, interest expense and benefit (provision) for income taxes are dependent upon company specifics, including capital structure, credit ratings, tax policies, and jurisdictions in which they operate, and therefore, can vary significantly across companies. Depreciation and amortization are dependent on company policies including how the assets are utilized as well as the lives assigned to the assets, and Contra revenue is dependent on company policies and strategic decisions regarding payments to hotel owners. We exclude revenues for the reimbursement of costs and costs incurred on behalf of managed and franchised properties which relate to the reimbursement of payroll costs and system-wide services and programs that we operate for the benefit of our hotel owners as contractually we do not provide services or operate the related programs to generate a profit over the terms of the respective contracts. Over the long term, these programs and services are not designed to impact our economics, either positively or negatively. Therefore, we exclude the net impact when evaluating period-over-period changes in our operating results. Adjusted EBITDA includes costs incurred on behalf of our managed and franchised properties related to system-wide services and programs that we do not intend to recover from hotel owners. We exclude stock-based compensation expense to remove the variability amongst companies resulting from different compensation plans companies have adopted. Finally, we exclude other items that are not core to our operations, such as asset impairments and unrealized and realized gains and losses on marketable securities.
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

The table below provides a reconciliation of our net loss attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA:

	Three Months Ended June 30,
	2021	2020	Change
Net loss attributable to Hyatt Hotels Corporation	$(9)	$(236)	$227	96.3%
Interest expense	42	35	7	22.1%
(Benefit) provision for income taxes	15	(94)	109	116.5%
Depreciation and amortization	74	73	1	0.6%
EBITDA	122	(222)	344	155.1%
Contra revenue	9	7	2	31.9%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(366)	(215)	(151)	(70.7)%
Costs incurred on behalf of managed and franchised properties	375	235	140	59.8%
Equity (earnings) losses from unconsolidated hospitality ventures	34	23	11	46.5%
Stock-based compensation expense	8	2	6	324.0%
Gains on sales of real estate and other	(105)	—	(105)	NM
Asset impairments	2	49	(47)	(95.1)%
Other (income) loss, net	(25)	14	(39)	(280.4)%
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	1	(10)	11	112.5%
Adjusted EBITDA	$55	$(117)	$172	147.2%

	Six Months Ended June 30,
	2021	2020	Change
Net loss attributable to Hyatt Hotels Corporation	$(313)	$(339)	$26	7.8%
Interest expense	83	52	31	59.6%
(Benefit) provision for income taxes	201	(129)	330	255.6%
Depreciation and amortization	148	153	(5)	(3.6)%
EBITDA	119	(263)	382	145.2%
Contra revenue	17	13	4	28.3%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(626)	(748)	122	16.3%
Costs incurred on behalf of managed and franchised properties	652	790	(138)	(17.5)%
Equity (earnings) losses from unconsolidated hospitality ventures	(20)	25	(45)	(178.3)%
Stock-based compensation expense	36	17	19	109.7%
Gains on sales of real estate and other	(105)	(8)	(97)	NM
Asset impairments	2	52	(50)	(95.4)%
Other (income) loss, net	(37)	95	(132)	(139.8)%
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	(3)	(4)	1	35.7%
Adjusted EBITDA	$35	$(31)	$66	213.8%

Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments, and cash generated from our operations. As part of our long-term business strategy, we use net proceeds from dispositions to support new investment opportunities, including acquisitions, as well as return capital to our shareholders when appropriate. If we deem necessary, we borrow cash under our revolving credit facility or from other third-party sources and may also raise funds by issuing debt or equity securities. We maintain a cash investment policy that emphasizes preservation of capital.
The COVID-19 pandemic and related travel restrictions and other containment efforts have had a significant impact on travel and lodging and hospitality industries and, as a result, on our business, results of operations, cash flows, and financial condition. During 2020, we took significant actions to manage operating expenses and cash flows consistent with business needs and demand levels. We have been, and will continue to be, disciplined with respect to our spending, taking into account our cash flow from operations as we monitor the impacts of the COVID-19 pandemic. We believe that our cash position, short-term investments, and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives for the foreseeable future.
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
Recent Transactions Affecting our Liquidity and Capital Resources
During the six months ended June 30, 2021 and June 30, 2020, various transactions impacted our liquidity. See "—Sources and Uses of Cash."
Sources and Uses of Cash

	Six Months Ended June 30,
	2021	2020
Cash provided by (used in):
Operating activities	$(58)	$(330)
Investing activities	47	(44)
Financing activities	(16)	786
Effect of exchange rate changes on cash	(7)	4
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(34)	$416
Cash Flows from Operating Activities
Cash used in operating activities decreased $272 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease was primarily due to continued improvement in performance across the portfolio driven by recovery from the COVID-19 pandemic, which also attributed to increased working capital. Additionally, in 2020, cash used in operations included a $61 million settlement for our interest rate locks upon issuance of the 2030 Notes.
Cash Flows from Investing Activities
During the six months ended June 30, 2021:
•We received $268 million of proceeds, net of closing costs and proration adjustments, from the sale of Hyatt Regency Lost Pines Resort and Spa.
•We received $60 million of net proceeds from the sale of marketable securities and short-term investments.

•We received $25 million of proceeds from the sales activity related to certain equity method investments and the redemption of a HTM debt security.
•We acquired Ventana Big Sur, an Alila Resort, for $146 million of cash, net of closing costs and proration adjustments.
•We purchased our partner's interest in the entities that own Grand Hyatt São Paulo for $6 million of cash, and we repaid the $78 million third-party mortgage loan on the property.
•We invested $37 million in capital expenditures (see "—Capital Expenditures").
•We invested $24 million in unconsolidated hospitality ventures.
During the six months ended June 30, 2020:
•We invested $88 million in capital expenditures (see "—Capital Expenditures").
•We invested $47 million in unconsolidated hospitality ventures.
•We received $72 million of proceeds related to the disposition of a 58% ownership interest in certain subsidiaries that developed Hyatt Centric Center City Philadelphia and adjacent parking and retail space.
•We received $7 million of proceeds from the sale of marketable securities and short-term investments.
•We received $6 million of proceeds, net of closing costs and proration adjustments, from the sale of a commercial building in Omaha, Nebraska.
Cash Flows from Financing Activities
During the six months ended June 30, 2021:
•We did not have any significant financing activities.
During the six months ended June 30, 2020:
•We issued our 2025 and 2030 Notes and received approximately $890 million of net proceeds, after deducting $10 million of underwriting discounts and other offering expenses.
•We repurchased 827,643 shares of Class A common stock for an aggregate purchase price of $69 million.
•We paid a quarterly $0.20 per share cash dividend on Class A and Class B common stock totaling $20 million.
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

	June 30, 2021	December 31, 2020
Consolidated debt (1)	$3,246	$3,244
Stockholders' equity	2,906	3,211
Total capital	6,152	6,455
Total debt to total capital	52.8%	50.3%
Consolidated debt (1)	3,246	3,244
Less: cash and cash equivalents and short-term investments	(1,737)	(1,882)
Net consolidated debt	$1,509	$1,362
Net debt to total capital	24.5%	21.1%
(1) Excludes approximately $623 million and $671 million of our share of unconsolidated hospitality venture indebtedness at June 30, 2021 and December 31, 2020, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements.
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

	Six Months Ended June 30,
	2021	2020
Enhancements to existing properties	$23	$43
Maintenance and technology	14	16
Investment in new properties under development or recently opened	—	29
Total capital expenditures	$37	$88

In response to the COVID-19 pandemic and its impact to our business, we have taken actions to reduce capital expenditures. We expect to maintain conservative levels of capital expenditures during 2021 due to a continuation of demand pressure resulting from the COVID-19 pandemic. The decrease in enhancements to existing properties is driven by a decrease in discretionary hotel renovations. The decrease in investment in new properties under development or recently opened is primarily driven by a decrease in renovation spend at a Miraval property.

Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes at June 30, 2021, as described in Part I, Item 1 "Financial Statements—Note 9 to the Condensed Consolidated Financial Statements." Interest on the Senior Notes is payable semi-annually or quarterly.

Principal amount
2021 Notes	$250
2022 Notes	750
2023 Notes	350
2025 Notes	450
2026 Notes	400
2028 Notes	400
2030 Notes	450
Total Senior Notes	$3,050
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at June 30, 2021.
Revolving Credit Facility
The revolving credit facility is intended to provide financing for working capital and general corporate purposes, including permitted investments and acquisitions. At both June 30, 2021 and December 31, 2020, we had no balance outstanding. See Part I, Item 1 "Financial Statements—Note 9 to the Condensed Consolidated Financial Statements."
We are in compliance with all applicable covenants under the revolving credit facility at June 30, 2021.
On March 18, 2021, we entered into the Revolver Amendment. See Part I, Item 1 "Financial Statements—Note 9 to the Condensed Consolidated Financial Statements" and our Current Report on Form 8-K filed with the SEC on March 22, 2021, which is incorporated in this quarterly report by reference, for more information related to the Revolver Amendment.
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $264 million and $234 million in letters of credit issued directly with financial institutions outstanding at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, these letters of credit had weighted-average fees of approximately 164 basis points and a range of maturity of up to approximately three years.
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
We generated significant pre-tax losses in 2020 and the first half of 2021 due to the impact of the COVID-19 pandemic, and during the three months ended March 31, 2021, we entered into a three-year U.S. cumulative loss position. We expect the cumulative three-year loss position may continue in 2021 as 2018 pre-tax income is replaced by 2021 results. As a result of our three-year U.S. cumulative loss and the scheduling estimates discussed above, we recognized a $192 million valuation allowance during the six months ended June 30, 2021. If we continue to generate losses in future periods, additional valuation allowances may be required that could have an adverse impact on our net income (loss). When pre-tax income returns to normalized levels, we will consider the pre-tax income as positive evidence weighted within our analysis to evaluate the realizability of our U.S. deferred tax asset balances and determine whether a portion of the valuation allowance can be reversed. However, significant judgment will be required to determine the timing and amount of any reversal of the valuation allowance in future periods. See Part I, Item 1, "Financial Statements—Note 11 to our Condensed Consolidated Financial Statements."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At June 30, 2021, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
Interest Rate Risk
In the normal course of business, we are exposed to the impact of interest rate changes due to our borrowing activities. Our objective is to manage the risk of interest rate changes on the results of operations, cash flows, and the market value of our debt by creating an appropriate balance between our fixed and floating-rate debt. We enter into interest rate derivative transactions from time to time, including interest rate swaps and interest rate locks, in order to maintain a level of exposure to interest rate variability that we deem acceptable. At both June 30, 2021 and December 31, 2020, we did not hold any interest rate swap contracts or have outstanding interest rate locks.
The following table sets forth the contractual maturities and the total fair values at June 30, 2021 for our financial instruments materially affected by interest rate risk:

	Maturities by Period
	2021	2022	2023	2024	2025	Thereafter	Total carrying amount (1)	Total fair value
Fixed-rate debt	$255	$5	$355	$6	$456	$1,397	$2,474	$2,739
Average interest rate (2)							4.89%
Floating-rate debt (3)	$2	$754	$4	$4	$4	$19	$787	$796
Average interest rate (2)							3.30%
(1) Excludes $8 million of finance lease obligations and $23 million of unamortized discounts and deferred financing fees.
(2) Average interest rate at June 30, 2021.
(3) Includes Grand Hyatt Rio de Janeiro construction loan which had a 6.60% interest rate at June 30, 2021.
Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. The U.S. dollar equivalents of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany transactions, with terms of less than one year, were $184 million and $172 million at June 30, 2021 and December 31, 2020, respectively.
We intend to offset the gains and losses related to our third-party debt and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on our annual net income (loss). Our exposure to market risk has not materially changed from what we previously disclosed in our 2020 Form 10-K.
For the three and six months ended June 30, 2021, the effects of these derivative instruments resulted in insignificant gains (losses) recognized in other income (loss), net on our condensed consolidated statements of income (loss). For the three and six months ended June 30, 2020, the effects of these derivative instruments resulted in insignificant net losses and $7 million of net gains, respectively, recognized in other income (loss), net on our condensed consolidated statements of income (loss). We offset the gains and losses on our foreign currency forward contracts with gains and losses related to our intercompany loans and transactions, such that there is a negligible effect to our net income (loss). At June 30, 2021 and December 31, 2020, we had insignificant and $10 million of liabilities, respectively, related to these derivative instruments recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.

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
In March 2018, a putative class action was filed against the Company and several other hotel companies in federal district court in Illinois, Case No. 1:18-cv-01959, seeking an unspecified amount of damages and equitable relief for an alleged violation of the federal antitrust laws. In July 2021, the parties involved in this litigation entered into a confidential settlement agreement, and on July 26, 2021, the parties filed a Joint Stipulation of Dismissal With Prejudice dismissing the claims in that action. The settlement amount attributed to Hyatt is not considered material to the Company.
Item 1A. Risk Factors.
At June 30, 2021, there have been no material changes from the risk factors previously disclosed in response to Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A common stock during the quarter ended June 30, 2021:

	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
April 1 to April 30, 2021	—	$—	—	$927,760,966
May 1 to May 31, 2021	—	—	—	$927,760,966
June 1 to June 30, 2021	—	—	—	$927,760,966
Total	—	$—	—
(1)On each of October 30, 2018 and December 18, 2019, we announced the approvals of the expansions of our share repurchase program. Under each approval, we are authorized to purchase up to an additional $750 million of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. The repurchase program does not have an expiration date. At June 30, 2021, we had approximately $928 million remaining under the share repurchase authorization. We suspended all share repurchase activity effective March 3, 2020, and the terms of the Revolver Amendment restrict our ability to repurchase shares until the first quarter of 2022.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

3.1
Amended and Restated Certificate of Incorporation of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-34521) filed with the Securities and Exchange Commission on May 5, 2021)

3.2
Amended and Restated Bylaws of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 11, 2014)

31.1
Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Hyatt Hotels Corporation

Date:	August 4, 2021	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

Hyatt Hotels Corporation

Date:	August 4, 2021	By:	/s/ Joan Bottarini
Joan Bottarini
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)