Form 10-Q
period 2021-09-30
Hyatt Hotels Corp
filed 2021-11-04
CIK 1468174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
At October 29, 2021, there were 50,301,183 shares of the registrant's Class A common stock, $0.01 par value, outstanding and 59,653,271 shares of the registrant's Class B common stock, $0.01 par value, outstanding.

HYATT HOTELS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
REVENUES:
Owned and leased hotels	$263	$80	$558	$422
Management, franchise, and other fees	113	52	269	180
Contra revenue	(9)	(7)	(26)	(20)
Net management, franchise, and other fees	104	45	243	160
Other revenues	28	7	69	45
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	456	267	1,082	1,015
Total revenues	851	399	1,952	1,642
DIRECT AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Owned and leased hotels	208	131	506	495
Depreciation and amortization	71	80	219	233
Other direct costs	31	9	78	50
Selling, general, and administrative	69	69	250	217
Costs incurred on behalf of managed and franchised properties	465	278	1,117	1,068
Direct and selling, general, and administrative expenses	844	567	2,170	2,063
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	(1)	22	35	23
Equity earnings (losses) from unconsolidated hospitality ventures	(12)	(20)	8	(45)
Interest expense	(40)	(35)	(123)	(87)
Gains on sales of real estate and other	307	—	412	8
Asset impairments	—	—	(2)	(52)
Other income (loss), net	(3)	(19)	34	(114)
INCOME (LOSS) BEFORE INCOME TAXES	258	(220)	146	(688)
BENEFIT (PROVISION) FOR INCOME TAXES	(138)	59	(339)	188
NET INCOME (LOSS)	120	(161)	(193)	(500)
NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$120	$(161)	$(193)	$(500)
EARNINGS (LOSSES) PER SHARE—Basic
Net income (loss)	$1.17	$(1.59)	$(1.89)	$(4.93)
Net income (loss) attributable to Hyatt Hotels Corporation	$1.17	$(1.59)	$(1.89)	$(4.93)
EARNINGS (LOSSES) PER SHARE—Diluted
Net income (loss)	$1.15	$(1.59)	$(1.89)	$(4.93)
Net income (loss) attributable to Hyatt Hotels Corporation	$1.15	$(1.59)	$(1.89)	$(4.93)

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income (loss)	$120	$(161)	$(193)	$(500)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax benefit (provision) of $— for the three and nine months ended September 30, 2021 and $(1) for the three and nine months ended September 30,2020, respectively.	(24)	15	(53)	(17)
Unrealized gains (losses) on available-for-sale debt securities, net of tax benefit (provision) of $— for the three and nine months ended September 30, 2021 and September 30, 2020	—	—	(1)	—
Unrealized gains (losses) on derivative activity, net of tax benefit (provision) of $— for the three and nine months ended September 30, 2021 and $— and $9 for the three and nine months ended September 30, 2020, respectively.	1	2	5	(24)
Other comprehensive income (loss)	(23)	17	(49)	(41)
COMPREHENSIVE INCOME (LOSS)	97	(144)	(242)	(541)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HYATT HOTELS CORPORATION	$97	$(144)	$(242)	$(541)

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except share and per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,418	$1,207
Restricted cash	15	11
Short-term investments	357	675
Receivables, net of allowances of $58 and $56 at September 30, 2021 and December 31, 2020, respectively	373	316
Inventories	9	9
Prepaids and other assets	59	64
Prepaid income taxes	8	281
Total current assets	3,239	2,563
Equity method investments	249	260
Property and equipment, net	2,876	3,126
Financing receivables, net of allowances of $57 and $114 at September 30, 2021 and December 31, 2020, respectively	31	29
Operating lease right-of-use assets	455	474
Goodwill	288	288
Intangibles, net	363	385
Deferred tax assets	15	207
Other assets	1,961	1,797
TOTAL ASSETS	$9,477	$9,129
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$10	$260
Accounts payable	109	102
Accrued expenses and other current liabilities	305	200
Current contract liabilities	306	282
Accrued compensation and benefits	116	111
Current operating lease liabilities	30	29
Total current liabilities	876	984
Long-term debt	2,978	2,984
Long-term contract liabilities	666	659
Long-term operating lease liabilities	360	377
Other long-term liabilities	1,008	911
Total liabilities	5,888	5,915
Commitments and contingencies (see Note 12)
EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized and none outstanding at September 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 50,287,596 issued and outstanding at September 30, 2021, and Class B common stock, $0.01 par value per share, 391,647,683 shares authorized, 59,653,271 shares issued and outstanding at September 30, 2021. Class A common stock, $0.01 par value per share, 1,000,000,000 shares authorized, 39,250,241 issued and outstanding at December 31, 2020, and Class B common stock, $0.01 par value per share, 394,033,330 shares authorized, 62,038,918 shares issued and outstanding at December 31, 2020	1	1
Additional paid-in capital	630	13
Retained earnings	3,196	3,389
Accumulated other comprehensive loss	(241)	(192)
Total stockholders' equity	3,586	3,211
Noncontrolling interests in consolidated subsidiaries	3	3
Total equity	3,589	3,214
TOTAL LIABILITIES AND EQUITY	$9,477	$9,129

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(193)	$(500)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	219	233
Gains on sales of real estate and other	(412)	(8)
Amortization of share awards	49	24
Amortization of operating lease right-of-use assets	20	23
Deferred income taxes	210	(59)
Asset impairments	2	52
Equity (earnings) losses from unconsolidated hospitality ventures	(8)	45
Contra revenue	26	20
Unrealized (gains) losses, net	(20)	36
Working capital changes and other	316	(329)
Net cash provided by (used in) operating activities	209	(463)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(693)	(622)
Proceeds from marketable securities and short-term investments	1,002	399
Contributions to equity method and other investments	(28)	(57)
Return of equity method and other investments	25	5
Acquisitions, net of cash acquired	(237)	—
Capital expenditures	(65)	(104)
Issuance of financing receivables	(20)	(11)
Proceeds from sales of real estate, net of cash disposed	759	78
Other investing activities	(5)	(6)
Net cash provided by (used in) investing activities	738	(318)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt, net of issuance costs of $— and $15, respectively	—	2,035
Repayments of debt	(258)	(405)
Repurchases of common stock	—	(69)
Proceeds from issuance of Class A common stock, net of offering costs of $25 and $—, respectively	575	—
Dividends paid	—	(20)
Other financing activities	(17)	(14)
Net cash provided by financing activities	300	1,527
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3)	1
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,244	747
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—BEGINNING OF YEAR	1,237	1,063
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—END OF PERIOD	$2,481	$1,810

See accompanying Notes to condensed consolidated financial statements.
Supplemental disclosure of cash flow information:

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$2,418	$1,778
Restricted cash (1)	15	12
Restricted cash included in other assets (1)	48	20
Total cash, cash equivalents, and restricted cash	$2,481	$1,810

(1) Restricted cash generally represents debt service on bonds, escrow deposits, and other arrangements.

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash paid during the period for interest	$116	$73
Cash paid (received) during the period for income taxes, net	$(244)	$54
Cash paid for amounts included in the measurement of operating lease liabilities	$27	$32
Non-cash investing and financing activities are as follows:
Non-cash contributions to equity method and other investments (see Note 6, Note 12)	$42	$33
Change in accrued capital expenditures	$1	$(7)
Non-cash right-of-use assets obtained in exchange for operating lease liabilities (see Note 6)	$16	$14

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions except share and per share amounts)
(Unaudited)

	Common Shares Outstanding		Common Stock Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Subsidiaries	Total
	Class	Class	Class	Class
	A	B	A	B
BALANCE—January 1, 2020	36,109,179	65,463,274	$1	$—	$—	$4,169	$(209)	$5	$3,966
Total comprehensive loss	—	—	—	—	—	(103)	(76)	—	(179)
Noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Repurchase of common stock	(827,643)	—	—	—	(12)	(57)	—	—	(69)
Employee stock plan issuance	16,654	—	—	—	1	—	—	—	1
Share-based payment activity	271,863	—	—	—	11	—	—	—	11
Cash dividends of $0.20 per share (see Note 13)	—	—	—	—	—	(20)	—	—	(20)
BALANCE—March 31, 2020	35,570,053	65,463,274	1	—	—	3,989	(285)	3	3,708
Total comprehensive loss	—	—	—	—	—	(236)	18	—	(218)
Employee stock plan issuance	35,338	—	—	—	2	—	—	—	2
Class share conversions	2,435,243	(2,435,243)	—	—	—	—	—	—	—
Share-based payment activity	74,047	—	—	—	1	—	—	—	1
BALANCE—June 30, 2020	38,114,681	63,028,031	1	—	3	3,753	(267)	3	3,493
Total comprehensive loss	—	—	—	—	—	(161)	17	—	(144)
Employee stock plan issuance	11,628	—	—	—	—	—	—	—	—
Class share conversions	331,083	(331,083)	—	—	—	—	—	—	—
Share-based payment activity	9,506	—	—	—	4	—	—	—	4
BALANCE—September 30, 2020	38,466,898	62,696,948	$1	$—	$7	$3,592	$(250)	$3	$3,353

BALANCE—January 1, 2021	39,250,241	62,038,918	$1	$—	$13	$3,389	$(192)	$3	$3,214
Total comprehensive loss	—	—	—	—	—	(304)	(45)	—	(349)
Employee stock plan issuance	10,992	—	—	—	1	—	—	—	1
Class share conversions	800,169	(800,169)	—	—	—	—	—	—	—
Share-based payment activity	462,103	—	—	—	22	—	—	—	22
BALANCE—March 31, 2021	40,523,505	61,238,749	1	—	36	3,085	(237)	3	2,888
Total comprehensive income	—	—	—	—	—	(9)	19	—	10
Directors compensation	—	—	—	—	2	—	—	—	2
Employee stock plan issuance	9,603	—	—	—	1	—	—	—	1
Class share conversions	614,831	(614,831)	—	—	—	—	—	—	—
Share-based payment activity	11,150	—	—	—	8	—	—	—	8
BALANCE—June 30, 2021	41,159,089	60,623,918	1	—	47	3,076	(218)	3	2,909
Total comprehensive income	—	—	—	—	—	120	(23)	—	97
Employee stock plan issuance	12,129	—	—	—	—	—	—	—	—
Class share conversions	970,647	(970,647)	—	—	—	—	—	—	—
Share-based payment activity	95,731	—	—	—	8	—	—	—	8
Issuance of Class A common stock	8,050,000	—	—	—	575	—	—	—	575
BALANCE—September 30, 2021	50,287,596	59,653,271	$1	$—	$630	$3,196	$(241)	$3	$3,589

See accompanying Notes to condensed consolidated financial statements.

HYATT HOTELS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions of dollars, unless otherwise indicated)
(Unaudited)
1.    ORGANIZATION
Hyatt Hotels Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively "Hyatt Hotels Corporation") provides hospitality and other services on a worldwide basis through the operation, management, franchising, ownership, development, and licensing of hospitality businesses. We operate, manage, franchise, own, lease, develop, license, or provide services to a portfolio of properties. At September 30, 2021, (i) we operated or franchised 505 full service hotels, comprising 169,567 rooms throughout the world, (ii) we operated or franchised 523 select service hotels, comprising 75,312 rooms, of which 438 hotels are located in the United States, and (iii) our portfolio included 9 franchised all-inclusive Hyatt-branded resorts, comprising 3,591 rooms. At September 30, 2021, our portfolio of properties operated in 69 countries around the world. Additionally, through strategic relationships, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other tradenames or marks owned by such hotels or licensed by third parties.
As used in these Notes and throughout this Quarterly Report on Form 10-Q, (i) the terms "Hyatt," "Company," "we," "us," or "our" mean Hyatt Hotels Corporation and its consolidated subsidiaries, (ii) the term "hotel portfolio" refers to our full service hotels, including our wellness resorts, and our select service hotels, (iii) the terms "properties," "portfolio of properties," or "property portfolio" refer to our hotel portfolio; all-inclusive resorts; and residential, vacation, and condominium ownership units that we operate, manage, franchise, own, lease, develop, license, or to which we provide services or license our trademarks, including under the Park Hyatt, Miraval, Grand Hyatt, Alila, Andaz, The Unbound Collection by Hyatt, Destination by Hyatt, Hyatt Regency, Hyatt, Hyatt Ziva, Hyatt Zilara, Thompson Hotels, Hyatt Centric, Caption by Hyatt, JdV by Hyatt, Hyatt House, Hyatt Place, UrCove, and Hyatt Residences Club brands, and (iv) the term "hospitality ventures" refers to entities in the hospitality industry in which we own less than a 100% equity interest.
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
The extent, duration, and magnitude of the COVID-19 pandemic's effects will depend on various factors, all of which are highly uncertain and difficult to predict, including, but not limited to, the impact of the pandemic on global and regional economies, travel, and economic activity; actions taken by governments, businesses, and individuals in response to the pandemic, any additional resurgence, or COVID-19 variants; and the distribution, efficacy, and broad acceptance of COVID-19 vaccines.
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
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenues
The following tables present our revenues disaggregated by the nature of the product or service:

	Three Months Ended September 30, 2021
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$167	$—	$—	$—	$—	$(5)	$162
Food and beverage	64	—	—	—	—	—	64
Other	37	—	—	—	—	—	37
Owned and leased hotels	268	—	—	—	—	(5)	263
Base management fees	—	41	10	7	—	(8)	50
Incentive management fees	—	6	4	3	—	(3)	10
Franchise fees	—	35	—	1	—	—	36
Other fees	—	3	2	1	11	—	17
Management, franchise, and other fees	—	85	16	12	11	(11)	113
Contra revenue	—	(5)	(1)	(3)	—	—	(9)
Net management, franchise, and other fees	—	80	15	9	11	(11)	104
Other revenues	—	24	—	—	3	1	28
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	412	26	18	—	—	456
Total	$268	$516	$41	$27	$14	$(15)	$851

	Nine Months Ended September 30, 2021
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$346	$—	$—	$—	$—	$(11)	$335
Food and beverage	127	—	—	—	—	—	127
Other	96	—	—	—	—	—	96
Owned and leased hotels	569	—	—	—	—	(11)	558
Base management fees	—	87	27	13	—	(17)	110
Incentive management fees	—	11	15	8	—	(4)	30
Franchise fees	—	80	1	1	—	—	82
Other fees	—	11	8	3	25	—	47
Management, franchise, and other fees	—	189	51	25	25	(21)	269
Contra revenue	—	(14)	(3)	(9)	—	—	(26)
Net management, franchise, and other fees	—	175	48	16	25	(21)	243
Other revenues	—	60	—	—	8	1	69
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	966	70	46	—	—	1,082
Total	$569	$1,201	$118	$62	$33	$(31)	$1,952

	Three Months Ended September 30, 2020
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$43	$—	$—	$—	$—	$(2)	$41
Food and beverage	20	—	—	—	—	—	20
Other	19	—	—	—	—	—	19
Owned and leased hotels	82	—	—	—	—	(2)	80
Base management fees	—	12	7	2	—	(2)	19
Incentive management fees	—	—	5	2	—	(1)	6
Franchise fees	—	15	—	—	—	—	15
Other fees	—	2	5	1	4	—	12
Management, franchise, and other fees	—	29	17	5	4	(3)	52
Contra revenue	—	(5)	—	(2)	—	—	(7)
Net management, franchise, and other fees	—	24	17	3	4	(3)	45
Other revenues	—	4	—	—	3	—	7
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	234	18	14	1	—	267
Total	$82	$262	$35	$17	$8	$(5)	$399

	Nine Months Ended September 30, 2020
	Owned and leased hotels	Americas management and franchising	ASPAC management and franchising	EAME/SW Asia management and franchising	Corporate and other	Eliminations	Total
Rooms revenues	$236	$—	$—	$—	$—	$(10)	$226
Food and beverage	128	—	—	—	—	—	128
Other	68	—	—	—	—	—	68
Owned and leased hotels	432	—	—	—	—	(10)	422
Base management fees	—	60	16	10	—	(12)	74
Incentive management fees	—	1	8	4	—	(1)	12
Franchise fees	—	47	1	—	—	—	48
Other fees	—	13	17	3	13	—	46
Management, franchise, and other fees	—	121	42	17	13	(13)	180
Contra revenue	—	(13)	(2)	(5)	—	—	(20)
Net management, franchise, and other fees	—	108	40	12	13	(13)	160
Other revenues	—	33	—	—	12	—	45
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	904	62	46	3	—	1,015
Total	$432	$1,045	$102	$58	$28	$(23)	$1,642

Contract Balances
Our contract assets, included in receivables, net on our condensed consolidated balance sheets, were insignificant at both September 30, 2021 and December 31, 2020. As our profitability hurdles are generally calculated on a full-year basis, we expect our contract assets to be insignificant through year end.
Contract liabilities were comprised of the following:

	September 30, 2021	December 31, 2020
Deferred revenue related to the loyalty program	$792	$733
Advanced deposits	59	44
Initial fees received from franchise owners	42	41
Deferred revenue related to insurance programs	4	47
Other deferred revenue	75	76
Total contract liabilities	$972	$941

The following table summarizes the activity in our contract liabilities:

	2021	2020
Beginning balance, January 1	$941	$920
Cash received and other	238	311
Revenue recognized	(201)	(336)
Ending balance, June 30	$978	$895
Cash received and other	152	114
Revenue recognized	(158)	(120)
Ending balance, September 30	$972	$889
Revenue recognized during the three months ended September 30, 2021 and September 30, 2020 included in the contract liabilities balance at the beginning of each year was $83 million and $57 million, respectively. Revenue recognized during the nine months ended September 30, 2021 and September 30, 2020 included in the contract liabilities balance at the beginning of the year was $230 million and $215 million, respectively. This revenue primarily relates to the loyalty program, which is recognized net of redemption reimbursements paid to third parties.
Revenue Allocated to Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue expected to be recognized in future periods was approximately $110 million at September 30, 2021, of which we expect to recognize approximately 15% of the revenue over the next 12 months and the remainder thereafter.
4.    DEBT AND EQUITY SECURITIES
Equity Method Investments
Equity method investments were $249 million and $260 million at September 30, 2021 and December 31, 2020, respectively.
The following table presents summarized financial information for all unconsolidated hospitality ventures in which we hold an investment accounted for under the equity method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues	$89	$27	$171	$211
Gross operating profit (loss)	36	(11)	31	34
Loss from continuing operations	(5)	(57)	(91)	(143)
Net loss	(5)	(57)	(91)	(143)
During the nine months ended September 30, 2021, we received $17 million of proceeds related to sales activity of certain equity method investments and recognized an insignificant net loss in equity earnings (losses) from unconsolidated hospitality ventures within the owned and leased hotels segment on our condensed consolidated statements of income (loss).
During the nine months ended September 30, 2021, we purchased our partner's interest in the entities that own Grand Hyatt São Paulo for $6 million of cash, and we repaid the $78 million third-party mortgage loan on the property. We recognized a $69 million pre-tax gain in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income (loss) (see Note 6).

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
Marketable Securities Held to Fund Operating Programs—Marketable securities held to fund operating programs, which are recorded at fair value on our condensed consolidated balance sheets, were as follows:

	September 30, 2021	December 31, 2020
Loyalty program (Note 8)	$584	$567
Deferred compensation plans held in rabbi trusts (Note 8 and Note 10)	543	511
Captive insurance company (Note 8)	184	226
Total marketable securities held to fund operating programs	$1,311	$1,304
Less: current portion of marketable securities held to fund operating programs included in cash and cash equivalents and short-term investments	(192)	(238)
Marketable securities held to fund operating programs included in other assets	$1,119	$1,066
Marketable securities held to fund operating programs included $128 million and $82 million of available-for-sale ("AFS") debt securities at September 30, 2021 and December 31, 2020, respectively, with contractual maturity dates ranging from 2021 through 2069. The fair value of our AFS debt securities approximates amortized cost. Additionally, marketable securities held to fund operating programs include $88 million and $70 million of equity securities with a readily determinable fair value at September 30, 2021 and December 31, 2020, respectively.
Net unrealized and realized gains (losses) from marketable securities held to fund operating programs recognized on our condensed consolidated financial statements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unrealized gains (losses), net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$(4)	$16	$19	$11
Other income (loss), net (Note 18)	(3)	1	(8)	15
Other comprehensive loss (Note 13)	—	—	(1)	—

Realized gains, net
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$3	$6	$16	$12
Other income (loss), net (Note 18)	1	1	1	5

Marketable Securities Held for Investment Purposes—Marketable securities held for investment purposes, which are recorded at cost or fair value, depending on the nature of the investment, on our condensed consolidated balance sheets, were as follows:

	September 30, 2021	December 31, 2020
Interest-bearing money market funds (1)	$1,114	$107
Time deposits	495	657
Common shares in Playa N.V. (Note 8)	100	72
Total marketable securities held for investment purposes	$1,709	$836
Less: current portion of marketable securities held for investment purposes included in cash and cash equivalents and short-term investments	(1,609)	(764)
Marketable securities held for investment purposes included in other assets	$100	$72
(1) Proceeds from our common stock issuance and asset dispositions were reinvested in interest-bearing money market funds at September 30, 2021 (see Note 6 and Note 13).
We hold common shares in Playa Hotels & Resorts N.V. ("Playa N.V."), which are accounted for as an equity security with a readily determinable fair value as we do not have the ability to significantly influence the operations of the entity. We did not sell any shares of common stock during the nine months ended September 30, 2021 or September 30, 2020. Net unrealized gains (losses) recognized on our condensed consolidated statements of income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Other income (loss), net (Note 18)	$10	$7	$28	$(51)
Fair Value—We measure marketable securities held to fund operating programs and held for investment purposes at fair value on a recurring basis:

	September 30, 2021	Cash and cash equivalents	Short-term investments	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$1,299	$1,299	$—	$—
Mutual funds	631	—	—	631
Common shares in Playa N.V.	100	—	—	100
Level Two - Significant Other Observable Inputs
Time deposits	500	145	352	3
U.S. government obligations	230	—	—	230
U.S. government agencies	60	—	—	60
Corporate debt securities	138	—	5	133
Mortgage-backed securities	25	—	—	25
Asset-backed securities	29	—	—	29
Municipal and provincial notes and bonds	8	—	—	8
Total	$3,020	$1,444	$357	$1,219

	December 31, 2020	Cash and cash equivalents	Short-term investments	Other assets
Level One - Quoted Prices in Active Markets for Identical Assets
Interest-bearing money market funds	$327	$327	$—	$—
Mutual funds	581	—	—	581
Common shares in Playa N.V.	72	—	—	72
Level Two - Significant Other Observable Inputs
Time deposits	662	—	659	3
U.S. government obligations	208	—	3	205
U.S. government agencies	65	—	—	65
Corporate debt securities	159	—	13	146
Mortgage-backed securities	24	—	—	24
Asset-backed securities	35	—	—	35
Municipal and provincial notes and bonds	7	—	—	7
Total	$2,140	$327	$675	$1,138
During the three and nine months ended September 30, 2021 and September 30, 2020, there were no transfers between levels of the fair value hierarchy. We do not have non-financial assets or non-financial liabilities required to be measured at fair value on a recurring basis.
Other Investments
HTM Debt Securities—We hold investments in held-to-maturity ("HTM") debt securities, which are investments in third-party entities that own or are developing certain of our hotels. The securities are mandatorily redeemable between 2021 and 2027. At September 30, 2021 and December 31, 2020, HTM debt securities recorded within prepaids and other assets and other assets on our condensed consolidated balance sheets were as follows:

	September 30, 2021	December 31, 2020
HTM debt securities	$100	$102
Less: allowance for credit losses	(31)	(21)
Total HTM debt securities, net of allowances	$69	$81
The following table summarizes the activity in our HTM debt securities allowance for credit losses:

	2021	2020
Allowance at January 1	$21	$12
Credit losses (1)	8	4
Allowance at June 30	$29	$16
Credit losses (1)	2	4
Allowance at September 30	$31	$20
(1) Credit losses were partially or fully offset by interest income recognized in the same periods (see Note 18).
We estimated the fair value of HTM debt securities to be approximately $98 million and $100 million at September 30, 2021 and December 31, 2020, respectively. The fair values, which are classified as Level Three in the fair value hierarchy, are estimated using internally developed discounted cash flow models based on current market inputs for similar types of arrangements. The primary sensitivity in these models is based on the selection of appropriate discount rates. Fluctuations in these assumptions could result in different estimates of fair value.
Equity Securities Without a Readily Determinable Fair Value—At both September 30, 2021 and December 31, 2020, we held $12 million of investments in equity securities without a readily determinable fair value, which represent investments in entities where we do not have the ability to significantly influence the operations of the entity.

5.    RECEIVABLES
Receivables
At September 30, 2021 and December 31, 2020, we had $373 million and $316 million of net receivables, respectively, on our condensed consolidated balance sheets.
The following table summarizes the activity in our receivables allowance:

	2021	2020
Allowance at January 1	$56	$34
Provisions	5	14
Other	(3)	(10)
Allowance at June 30	$58	$38
Provisions	1	7
Other	(1)	1
Allowance at September 30	$58	$46

Financing Receivables

	September 30, 2021	December 31, 2020
Unsecured financing to hotel owners	$96	$145
Less: current portion of financing receivables, included in receivables, net	(8)	(2)
Less: allowance for credit losses	(57)	(114)
Total long-term financing receivables, net of allowances	$31	$29
Allowance for Credit Losses—The following table summarizes the activity in our unsecured financing receivables allowance:

	2021	2020
Allowance at January 1	$114	$100
Provisions	6	5
Allowance at June 30	$120	$105
Write offs (1)	(60)	—
Provisions	—	5
Foreign currency exchange, net	(3)	—
Allowance at September 30	$57	$110
(1) The amount written off relates to a financing arrangement with a hotel owner, which was legally waived during the three months ended September 30, 2021.

Credit Monitoring—Our unsecured financing receivables were as follows:

	September 30, 2021
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$92	$(54)	$38	$46
Other financing arrangements	4	(3)	1	—
Total unsecured financing receivables	$96	$(57)	$39	$46

	December 31, 2020
	Gross loan balance (principal and interest)	Related allowance	Net financing receivables	Gross receivables on nonaccrual status
Loans	$83	$(54)	$29	$53
Other financing arrangements	62	(60)	2	58
Total unsecured financing receivables	$145	$(114)	$31	$111
Fair Value—We estimated the fair value of financing receivables to be approximately $62 million and $44 million at September 30, 2021 and December 31, 2020, respectively. The fair values, which are classified as Level Three in the fair value hierarchy, are estimated using discounted future cash flow models. The principal inputs used are projected future cash flows and the discount rate, which is generally the effective interest rate of the loan.
6.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Land—During the three months ended September 30, 2021, we acquired $7 million of land through an asset acquisition from an unrelated third party to develop a hotel in Tempe, Arizona.
Alila Ventana Big Sur—During the nine months ended September 30, 2021, we completed an asset acquisition of Alila Ventana Big Sur for $146 million, net of closing costs and proration adjustments, which primarily consisted of $149 million of property and equipment. The seller is indirectly owned by a limited partnership affiliated with the brother of our Executive Chairman. The acquisition was identified as replacement property in a potential reverse like-kind exchange; however, we sold the property before a suitable replacement property was identified.
During the three months ended September 30, 2021, we sold the property to an unrelated third party for approximately $148 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $2 million pre-tax gain, which was recognized in gains on sales of real estate and other on our condensed consolidated statements of income (loss) during the three months ended September 30, 2021. The operating results and financial position of this hotel during our period of ownership remain within our owned and leased hotels segment.
Grand Hyatt São Paulo—We previously held a 50% interest in the entities that own Grand Hyatt São Paulo, and we accounted for the investment as an unconsolidated hospitality venture under the equity method. During the nine months ended September 30, 2021, we purchased the remaining 50% interest for $6 million of cash. Additionally, we repaid the $78 million third-party mortgage loan on the property, and we were released from our debt repayment guarantee (see Note 12). The transaction was accounted for as an asset acquisition, and we recognized a $69 million pre-tax gain related to the transaction in equity earnings (losses) from unconsolidated hospitality ventures on our condensed consolidated statements of income (loss). The pre-tax gain is primarily attributable to a $42 million reversal of other long-term liabilities associated with our equity method investment and a $22 million reclassification from accumulated other comprehensive loss (see Note 13).

Net assets acquired were determined as follows:

Cash paid	$6
Repayment of third-party mortgage loan	78
Fair value of our previously-held equity method investment	6
Net assets acquired	$90
Upon acquisition, we recorded $101 million of property and equipment and $11 million of deferred tax liabilities within our owned and leased hotels segment on our condensed consolidated balance sheet.
Dispositions
Hyatt Regency Lake Tahoe Resort, Spa and Casino—During the three months ended September 30, 2021, we sold Hyatt Regency Lake Tahoe Resort, Spa and Casino to an unrelated third party for approximately $343 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $305 million pre-tax gain, which was recognized in gains on sales of real estate and other on our condensed consolidated statements of income (loss) during the three months ended September 30, 2021. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Hyatt Regency Lost Pines Resort and Spa—During the nine months ended September 30, 2021, we sold Hyatt Regency Lost Pines Resort and Spa to an unrelated third party for approximately $268 million, net of closing costs and proration adjustments, and accounted for the transaction as an asset disposition. Upon sale, we entered into a long-term management agreement for the property. The sale resulted in a $104 million pre-tax gain, which was recognized in gains on sales of real estate and other on our condensed consolidated statements of income (loss) during the nine months ended September 30, 2021. The operating results and financial position of this hotel prior to the sale remain within our owned and leased hotels segment.
Hyatt Centric Center City Philadelphia—During the nine months ended September 30, 2020, an unrelated third party invested in certain of our subsidiaries that developed Hyatt Centric Center City Philadelphia and adjacent parking and retail space in exchange for a 58% ownership interest, resulting in the derecognition of the nonfinancial assets of the subsidiaries. As a result of the transaction, we received $72 million of proceeds, recorded our 42% ownership interest as an equity method investment, and recognized a $4 million pre-tax gain in gains on sales of real estate and other on our condensed consolidated statements of income (loss) during the nine months ended September 30, 2020. Our $22 million equity method investment was recorded at fair value based on the value contributed by our partner to the unconsolidated hospitality venture. As additional consideration, we received a $5 million investment in an equity security without a readily determinable fair value.
Building—During the nine months ended September 30, 2020, we sold a commercial building in Omaha, Nebraska for $6 million, net of closing costs and proration adjustments. In conjunction with the sale, we entered into a lease for a portion of the building and accounted for the transaction as a sale and leaseback and recorded a $4 million operating lease right-of-use asset and related lease liability on our condensed consolidated balance sheet. The sale resulted in a $4 million pre-tax gain, which was recognized in gains on sales of real estate and other on our condensed consolidated statements of income (loss) during the nine months ended September 30, 2020. At September 30, 2020, the operating lease had a weighted-average remaining term of 9 years and a weighted-average discount rate of 3.25%. The lease includes an option to extend the lease term by 5 years.
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

7.    GOODWILL AND INTANGIBLES, NET
At both September 30, 2021 and December 31, 2020, we had $288 million of goodwill on our condensed consolidated balance sheets. During the nine months ended September 30, 2020, we determined that the carrying values of two reporting units were in excess of the fair values, which were Level Three fair value measurements, and we recognized $38 million of goodwill impairment charges in asset impairments on our condensed consolidated statements of income (loss) within our owned and leased hotels segment.

	September 30, 2021	Weighted- average useful lives in years	December 31, 2020
Management and franchise agreement intangibles	$349	18	$354
Brand and other indefinite-lived intangibles	130	—	130
Advanced booking intangibles	6	3	6
Other definite-lived intangibles	8	6	8
Intangibles	493		498
Less: accumulated amortization	(130)		(113)
Intangibles, net	$363		$385

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization expense	$6	$7	$20	$21
8.    OTHER ASSETS

	September 30, 2021	December 31, 2020
Marketable securities held to fund rabbi trusts (Note 4)	$543	$511
Management and franchise agreement assets constituting payments to customers (1)	538	470
Marketable securities held to fund the loyalty program (Note 4)	436	441
Marketable securities held for captive insurance company (Note 4)	140	114
Common shares in Playa N.V. (Note 4)	100	72
Long-term investments (Note 4)	74	93
Other	130	96
Total other assets	$1,961	$1,797
(1) Includes cash consideration as well as other forms of consideration provided, such as debt repayment or performance guarantees.
9.    DEBT
Long-term debt was $2,978 million and $2,984 million at September 30, 2021 and December 31, 2020, respectively.
Senior Notes—During the three months ended September 30, 2020, we issued $750 million of three-month LIBOR plus 3.000% senior notes due 2022 (the "2022 Notes") at par with interest payable quarterly on March 1, June 1, September 1, and December 1 of each year. We received approximately $745 million of net proceeds from the sale, after deducting $5 million of underwriting discounts and other offering expenses, which we used for general corporate purposes. At September 30, 2021, the 2022 Notes were classified as long-term on our condensed consolidated balance sheet as the debt was refinanced in October 2021 (see Note 19).
During the nine months ended September 30, 2020, we issued $450 million of 5.375% senior notes due 2025 (the "2025 Notes") and $450 million of 5.750% senior notes due 2030 (the "2030 Notes") at par. We received approximately $890 million of net proceeds from the sale, after deducting $10 million of underwriting discounts and other offering expenses. We used a portion of the proceeds from these issuances to repay all outstanding borrowings on our revolving credit facility and settle the outstanding interest rate locks, and the remainder was used for general corporate purposes. Interest is payable semi-annually on April 23 and October 23 of each year.

Debt Repayment—During the three months ended September 30, 2021, we repaid the outstanding $250 million of 5.375% senior notes due 2021 (the "2021 Notes") at maturity for approximately $257 million, inclusive of $7 million of accrued interest.
Revolving Credit Facility—During the three months ended September 30, 2021, we entered into a Fourth Amendment to Second Amended and Restated Credit Agreement (the "Fourth Revolver Amendment"). The Fourth Revolver Amendment, among other things, (i) modified the negative investments covenant to permit the acquisition of Apple Leisure Group ("ALG") (see Note 19), (ii) incorporated certain metrics consistent with ALG's covenants, (iii) amended certain negative covenants to permit certain existing transactions by ALG, and (iv) included a post-closing covenant requiring certain ALG entities to become guarantors under the revolving credit facility, subject to certain conditions. The effectiveness of the Fourth Revolver Amendment, including the amendments described herein, was subject in all respects to the substantially concurrent consummation of the acquisition of ALG.
During the nine months ended September 30, 2021, we entered into a Third Amendment to Second Amended and Restated Credit Agreement (the "Third Revolver Amendment"). The Third Revolver Amendment, among other things, (i) extended the current covenant relief period through January 1, 2022 (the "Covenant Relief Period"), (ii) added a new minimum fixed charge coverage ratio covenant applicable to the first quarter of 2022, and (iii) increased the maintenance level of the leverage ratio covenant for the second, third, fourth, and fifth quarters following the end of the Covenant Relief Period. The Third Revolver Amendment also included an option, at our election, to extend the maturity date of $1.45 billion of revolving credit commitments by one year on the terms specified in the Third Revolver Amendment. The terms of the Third Revolver Amendment restrict, among other things, our ability to repurchase shares and pay dividends until the first quarter of 2022.
The $1.5 billion aggregate commitment amount under our revolving credit facility remains unchanged under the Fourth Revolver Amendment and Third Revolver Amendment.
During the nine months ended September 30, 2021 and September 30, 2020, we had $0 and $400 million, respectively, of borrowings and repayments on our revolving credit facility. The weighted-average interest rate on these borrowings was 1.71% at September 30, 2020. At both September 30, 2021 and December 31, 2020, we had no balance outstanding. At September 30, 2021, we had $1.5 billion of borrowing capacity available under our revolving credit facility.
Fair Value—We estimate the fair value of debt, which consists of the 2022 Notes, 2025 Notes, 2030 Notes, and the notes below (collectively, the "Senior Notes"), bonds, and other long-term debt.
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

	September 30, 2021
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (1)	$3,002	$3,252	$—	$3,214	$38
(1) Excludes $7 million of finance lease obligations and $21 million of unamortized discounts and deferred financing fees.

	December 31, 2020
	Carrying value	Fair value	Quoted prices in active markets for identical assets (Level One)	Significant other observable inputs (Level Two)	Significant unobservable inputs (Level Three)
Debt (2)	$3,261	$3,561	$—	$3,518	$43
(2) Excludes $9 million of finance lease obligations and $26 million of unamortized discounts and deferred financing fees.
Interest Rate Locks—During the three and nine months ended September 30, 2020, we recognized $0 and $37 million of pre-tax losses, respectively, in unrealized gains (losses) on derivative activity on our condensed consolidated statements of comprehensive income (loss) related to interest rate locks that were settled in April 2020. Upon settlement, we recorded a $61 million loss within accumulated other comprehensive loss. This loss is amortized into interest expense on our condensed consolidated statements of income (loss) over the term of the 2030 Notes. The $61 million settlement is included as a cash outflow from operating activities on our condensed consolidated statements of cash flows for the nine months ended September 30, 2020, as our policy is to classify cash flows from derivative instruments in the same category as the item being hedged.
10.     OTHER LONG-TERM LIABILITIES

	September 30, 2021	December 31, 2020
Deferred compensation plans funded by rabbi trusts (Note 4)	$543	$511
Income taxes payable	174	166
Guarantee liabilities (Note 12)	89	31
Deferred income taxes (Note 11)	78	48
Self-insurance liabilities (Note 12)	64	67
Other	60	88
Total other long-term liabilities	$1,008	$911
11.    INCOME TAXES
The provision for income taxes for the three and nine months ended September 30, 2021 was $138 million and $339 million, respectively, compared to the benefit for income taxes of $59 million and $188 million for the three and nine months ended September 30, 2020, respectively. The changes in our benefit (provision) for income taxes for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, were primarily attributable to the tax impact of the sale of Hyatt Regency Lake Tahoe Resort, Spa and Casino combined with the impact of recording a full valuation allowance on U.S. federal and state deferred tax assets in the first quarter of 2021 and the impact of unbenefited foreign losses.
During the year ended December 31, 2020, we generated significant pre-tax losses driven by the COVID-19 pandemic business disruption, and during the three months ended March 31, 2021, we entered into a three-year cumulative U.S. pre-tax loss position. Therefore, in the first quarter of 2021, we assessed the need for a valuation allowance against our deferred tax assets, considering both positive and negative evidence, including the cumulative three-year pre-tax loss position. We considered sources of positive evidence including recent favorable recovery trends in the hospitality industry and the indefinite carryforward period of any U.S. tax losses generated. Accounting Standards Codification 740, Income Taxes, prescribes that a recent cumulative pre-tax loss position is strong objectively verifiable negative evidence that is difficult to overcome and little or no weight is placed on future projections of pre-tax income, and therefore, our forecasts did not have an impact on our assessment. Based on the weight of all available evidence, we recorded a full valuation allowance against our U.S. federal and state deferred tax assets during the three months ended March 31, 2021. We continue to assess the valuation allowance on a quarterly basis, and at September 30, 2021, our valuation allowance was $176 million.
At January 1, 2021, we had no U.S. federal net operating loss carryforwards, as the net operating losses we generated in 2020 were carried back to prior years, as described below. To measure the valuation allowance, we estimated the years in which our deferred tax assets and liabilities would reverse using systematic and logical methods to determine reversal patterns. If we generate losses in future periods, additional valuation allowances may be required that could have an adverse impact on our net income (loss). Conversely, if pre-tax income returns to normalized levels, we expect to see these allowances reverse, which would result in an increase in reported net income. We will continue to reassess the realizability of our U.S. deferred tax asset balances in future periods.

During the nine months ended September 30, 2021, we filed a U.S. refund claim, which carried back the taxable loss generated in 2020 to 2015, 2016, and 2017 as allowed under the provision of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). In July 2021, we received a $254 million refund from the Internal Revenue Service ("IRS"), which was included in prepaid income taxes on our condensed consolidated balance sheet at December 31, 2020.
We are subject to audits by federal, state, and foreign tax authorities. U.S. tax years 2009 through 2011 are before the U.S. Tax Court concerning the tax treatment of the loyalty program. We are currently under field exam by the IRS for tax years 2015 through 2017. During the nine months ended September 30, 2021, we received a Notice of Proposed Adjustment for those tax years related to the loyalty program issue currently in the U.S. Tax Court. As a result, U.S. tax years 2009 through 2017 are pending the outcome of the issue currently in U.S. Tax Court. If the IRS' position to include loyalty program contributions as taxable income to the Company is upheld, it would result in an income tax payment of $221 million (including $63 million of estimated interest, net of federal tax benefit) for all assessed years. We believe we have an adequate uncertain tax liability recorded in connection with this matter.
At September 30, 2021 and December 31, 2020, total unrecognized tax benefits recorded in other long-term liabilities on our condensed consolidated balance sheets were $150 million and $146 million, respectively, of which $146 million and $49 million, respectively, would impact the effective tax rate if recognized.
12.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into various commitments, guarantees, surety bonds, and letter of credit agreements.
Commitments—At September 30, 2021, we are committed, under certain conditions, to lend or provide certain consideration to, or invest in, various business ventures up to $332 million, net of any related letters of credit.
Performance Guarantees—Certain of our contractual agreements with third-party hotel owners require us to guarantee payments to the owners if specified levels of operating profit are not achieved by their hotels. At September 30, 2021, our performance guarantees have $93 million of remaining maximum exposure and expire between 2022 and 2036. Our most significant performance guarantee, related to four managed hotels in France, expired in April 2020.
At September 30, 2021 and December 31, 2020, we had $48 million and $16 million of total performance guarantee liabilities, respectively, which included $38 million and $6 million recorded in other long-term liabilities, respectively, on our condensed consolidated balance sheets. At both September 30, 2021 and December 31, 2020, we had $10 million recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.

	Four managed hotels in France		Other performance guarantees		All performance guarantees
	2021	2020	2021	2020	2021	2020
Beginning balance, January 1	$—	$20	$16	$13	$16	$33
Initial guarantee obligation liability	—	—	34	—	34	—
Amortization of initial guarantee obligation liability into income	—	(4)	(1)	(2)	(1)	(6)
Performance guarantee expense, net	—	26	5	13	5	39
Payments during the period	—	(15)	(7)	(11)	(7)	(26)
Foreign currency exchange, net	—	(1)	—	—	—	(1)
Ending balance, June 30	$—	$26	$47	$13	$47	$39
Amortization of initial guarantee obligation liability into income	—	—	(1)	(1)	(1)	(1)
Performance guarantee expense	—	—	3	8	3	8
Payments during the period	—	(7)	(1)	(7)	(1)	(14)
Foreign currency exchange, net	—	1	—	—	—	1
Ending balance, September 30	$—	$20	$48	$13	$48	$33

Additionally, we enter into certain management contracts where we have the right, but not an obligation, to make payments to certain hotel owners if their hotels do not achieve specified levels of operating profit. If we choose not to fund the shortfall, the hotel owner has the option to terminate the management contract. At September 30, 2021 and December 31, 2020, we had $6 million and $3 million, respectively, recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets related to these performance cure payments.
Debt Repayment and Other Guarantees—We enter into various debt repayment and other guarantees in order to assist hotel owners and unconsolidated hospitality ventures in obtaining third-party financing or to obtain more favorable borrowing terms.

Property description	Maximum potential future payments	Maximum exposure net of recoverability from third parties	Other long-term liabilities recorded at September 30, 2021	Other long-term liabilities recorded at December 31, 2020	Year of guarantee expiration
Hotel properties in India (1)	$197	$197	$36	$—	2024
Hotel properties in Tennessee (2), (3)	56	20	6	8	various, through 2024
Hotel properties in California (2)	38	15	—	2	various, through 2022
Hotel property in Pennsylvania (2), (4)	28	11	1	1	various, through 2023
Hotel property in Massachusetts (2), (4)	27	14	2	4	various, through 2022
Hotel properties in Georgia (2)	27	13	3	4	various, through 2024
Hotel property in Oregon (2)	21	8	1	1	2022
Other (2), (3)	21	7	2	5	various, through 2025
Total	$415	$285	$51	$25
(1) Debt repayment guarantees are denominated in Indian rupees and translated using exchange rates at September 30, 2021. We have the contractual right to recover amounts funded from an unconsolidated hospitality venture, which is a related party. We expect our maximum exposure to be approximately $100 million, taking into account our partner's 50% ownership interest in the unconsolidated hospitality venture. Under certain events or conditions, we have the right to force the sale of the properties in order to recover amounts funded.
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
(4) We are subject to completion guarantees whereby the parties agree to substantially complete the construction of the project by a specified date. At September 30, 2021, the maximum potential exposure under the completion guarantees is insignificant.
At September 30, 2021, we are not aware, nor have we received any notification, that our unconsolidated hospitality ventures or hotel owners are not current on their debt service obligations where we have provided a debt repayment guarantee.
Guarantee Liabilities Fair Value—We estimated the fair value of our guarantees to be approximately $116 million and $66 million at September 30, 2021 and December 31, 2020, respectively. Based on the lack of available market data, we have classified our guarantees as Level Three in the fair value hierarchy.
Insurance—We obtain commercial insurance for potential losses for general liability, workers' compensation, automobile liability, employment practices, crime, property, cyber risk, and other miscellaneous coverages. A portion of the risk is retained on a self-insurance basis primarily through a U.S.-based and licensed captive insurance company that is a wholly owned subsidiary of Hyatt and generally insures our deductibles and retentions. Reserve requirements are established based on actuarial projections of ultimate losses. Reserves for losses in our captive insurance company to be paid within 12 months are $36 million and $37 million at September 30, 2021 and December 31, 2020, respectively, and are recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets. Reserves for losses in our captive insurance company to be paid in future periods are $64 million and $67 million at September 30, 2021 and December 31, 2020 and are recorded in other long-term liabilities on our condensed consolidated balance sheets.

Collective Bargaining Agreements—At September 30, 2021, approximately 23% of our U.S.-based employees were covered by various collective bargaining agreements, generally providing for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Certain employees are covered by union-sponsored, multi-employer pension and health plans pursuant to agreements between us and various unions. Generally, labor relations have been maintained in a normal and satisfactory manner, and we believe our employee relations are good.
Surety Bonds—Surety bonds issued on our behalf were $44 million at September 30, 2021 and primarily relate to workers' compensation, taxes, licenses, construction liens, and utilities related to our lodging operations.
Letters of Credit—Letters of credit outstanding on our behalf at September 30, 2021 were $272 million, which relate to our ongoing operations, hotel properties under development in the U.S., collateral for estimated insurance claims, and securitization of our performance under our debt repayment guarantees associated with the hotel properties in India, which are only called on if we default on our guarantees. The letters of credit outstanding do not reduce the available capacity under our revolving credit facility (see Note 9).
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
During the year ended December 31, 2018, we received a notice from the Indian tax authorities assessing additional service tax on our operations in India. We appealed this decision and do not believe a loss is probable, and therefore, we have not recorded a liability in connection with this matter. At September 30, 2021, our maximum exposure is not expected to exceed $18 million.

13.    EQUITY
Accumulated Other Comprehensive Loss

	Balance at July 1, 2021	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at September 30, 2021
Foreign currency translation adjustments	$(174)	$(24)	$—	$(198)
Unrealized gains (losses) on AFS debt securities	—	—	—	—
Unrecognized pension cost	(7)	—	—	(7)
Unrealized gains (losses) on derivative instruments (1)	(37)	—	1	(36)
Accumulated other comprehensive loss	$(218)	$(24)	$1	$(241)
(1) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense, net of insignificant tax impacts, related to the settlement of interest rate locks (see Note 9).

	Balance at January 1, 2021	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at September 30, 2021
Foreign currency translation adjustments (2)	$(145)	$(33)	$(20)	$(198)
Unrealized gains (losses) on AFS debt securities	1	(1)	—	—
Unrecognized pension cost	(7)	—	—	(7)
Unrealized gains (losses) on derivative instruments (3)	(41)	—	5	(36)
Accumulated other comprehensive loss	$(192)	$(34)	$(15)	$(241)
(2) The amount reclassified from accumulated other comprehensive loss related to the acquisition of the remaining interest in the entities which own Grand Hyatt São Paulo (see Note 6) and the disposition of our ownership interest in certain unconsolidated hospitality ventures.
(3) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense, net of significant tax impacts, related to the settlement of interest rate locks (see Note 9). We expect to reclassify $7 million of losses over the next 12 months.

	Balance at July 1, 2020	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at September 30, 2020
Foreign currency translation adjustments	$(215)	$15	$—	$(200)
Unrealized gains (losses) on AFS debt securities	1	—	—	1
Unrecognized pension cost	(9)	—	—	(9)
Unrealized gains (losses) on derivative instruments (4)	(44)	—	2	(42)
Accumulated other comprehensive loss	$(267)	$15	$2	$(250)
(4) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense, net of insignificant tax impacts, related to the settlement of interest rate locks (see Note 9).

	Balance at January 1, 2020	Current period other comprehensive income (loss) before reclassification	Amount reclassified from accumulated other comprehensive loss	Balance at September 30, 2020
Foreign currency translation adjustments	$(183)	$(17)	$—	$(200)
Unrealized gains (losses) on AFS debt securities	1	—	—	1
Unrecognized pension cost	(9)	—	—	(9)
Unrealized gains (losses) on derivative instruments (5)	(18)	(27)	3	(42)
Accumulated other comprehensive loss	$(209)	$(44)	$3	$(250)
(5) The amount reclassified from accumulated other comprehensive loss included realized losses recognized in interest expense, net of insignificant tax impacts, related to the settlement of interest rate locks (see Note 9).
Common Stock Issuance—During the three months ended September 30, 2021, we completed an underwritten public offering of our Class A common stock at a price of $74.50 per share (the "common stock issuance"). We issued and sold 8,050,000 shares, including 1,050,000 shares issued in connection with the full exercise of the underwriters' over-allotment option.
We received $575 million of net proceeds from the common stock issuance, after deducting approximately $25 million of underwriting discounts and other offering expenses. We used the proceeds from the common stock issuance to fund a portion of the purchase of ALG (see Note 19).
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
During the nine months ended September 30, 2021, we did not repurchase common stock.
During the nine months ended September 30, 2020, we repurchased 827,643 shares of Class A common stock. The shares of common stock were repurchased at a weighted-average price of $84.08 per share for an aggregate purchase price of $69 million, excluding insignificant related expenses. The shares repurchased during the nine months ended September 30, 2020 represented approximately 1% of our total shares of common stock outstanding at December 31, 2019.
The shares of Class A common stock repurchased on the open market were retired and returned to the status of authorized and unissued shares. At September 30, 2021, we had $928 million remaining under the share repurchase authorization.

Dividend—During the nine months ended September 30, 2021, Hyatt did not declare or pay dividends to Class A or Class B shareholders of record. On February 13, 2020, our board of directors declared a cash dividend of $0.20 per share for the first quarter of 2020, which was paid on March 9, 2020 to Class A and Class B shareholders of record on February 26, 2020. For the nine months ended September 30, 2020, $7 million and $13 million of cash dividends were paid for Class A and Class B common stock, respectively.
14.    STOCK-BASED COMPENSATION
As part of our Long-Term Incentive Plan ("LTIP"), we award time-vested stock appreciation rights ("SARs"), time-vested restricted stock units ("RSUs"), and performance-vested restricted stock units ("PSUs") to certain employees and non-employee directors. In addition, non-employee directors may elect to receive their annual fees and/or annual equity retainers in the form of shares of our Class A common stock. Compensation expense and unearned compensation presented below exclude amounts related to employees of our managed hotels and other employees whose payroll is reimbursed, as this expense has been and will continue to be reimbursed by our third-party hotel owners and is recognized within revenues for the reimbursement of costs incurred on behalf of managed and franchised properties and costs incurred on behalf of managed and franchised properties on our condensed consolidated statements of income (loss). Stock-based compensation expense recognized in selling, general, and administrative expenses on our condensed consolidated statements of income (loss) related to the LTIP awards was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
SARs	$—	$—	$10	$10
RSUs	3	3	19	17
PSUs	3	—	13	(7)
Total	$6	$3	$42	$20
The nine months ended September 30, 2020 included a reversal of previously recognized stock-based compensation expense based on our assessment at the time of the expected achievement relative to the applicable performance targets related to certain PSU awards.
SARs—During the nine months ended September 30, 2021, we granted 396,889 SARs to employees with a weighted-average grant date fair value of $28.68. During the nine months ended September 30, 2020, we granted 1,250,434 SARs to employees with a weighted-average grant date fair value of $8.88.
RSUs—During the nine months ended September 30, 2021, we granted 423,079 RSUs to employees and non-employee directors with a weighted-average grant date fair value of $80.12. During the nine months ended September 30, 2020, we granted 628,407 RSUs to employees with a weighted-average grant date fair value of $49.33.
PSUs—During the nine months ended September 30, 2021, we granted 153,256 PSUs to employees with a weighted-average grant date fair value of $82.02. During the nine months ended September 30, 2020, we did not grant any PSUs under our LTIP.
Our total unearned compensation for our stock-based compensation programs at September 30, 2021 was $2 million for SARs, $18 million for RSUs, and $17 million for PSUs, which will primarily be recognized in stock-based compensation expense over a weighted-average period of three years with respect to SARs and PSUs and two years with respect to RSUs.
15.    RELATED-PARTY TRANSACTIONS
In addition to those included elsewhere in the Notes to our condensed consolidated financial statements, related-party transactions entered into by us are summarized as follows:
Legal Services—A partner in a law firm that provided services to us throughout the nine months ended September 30, 2021 and September 30, 2020 is the brother-in-law of our Executive Chairman. We incurred $5 million and $2 million of legal fees with this firm during the three months ended September 30, 2021 and September 30, 2020, respectively. We incurred $7 million of legal fees with this firm during each of the nine months ended September 30, 2021 and September 30, 2020. At September 30, 2021 and December 31, 2020, we had $5 million and insignificant amounts due to the law firm, respectively.

Equity Method Investments—We have equity method investments in entities that own, operate, manage, or franchise properties for which we receive management, franchise, or license fees. We recognized $3 million and $1 million of fees during the three months ended September 30, 2021 and September 30, 2020, respectively. During the nine months ended September 30, 2021 and September 30, 2020, we recognized $7 million and $5 million of fees, respectively. In addition, in some cases we provide loans (see Note 5) or guarantees (see Note 12) to these entities. At September 30, 2021 and December 31, 2020, we had $12 million and $15 million of receivables due from these properties, respectively. Our ownership interest in these unconsolidated hospitality ventures varies from 24% to 50%. See Note 4 for further details regarding these investments.
Class B Share Conversion—During the three and nine months ended September 30, 2021, 970,647 and 2,385,647 shares of Class B common stock, respectively, were converted on a share-for-share basis into shares of Class A common stock, $0.01 par value per share. During the three and nine months ended September 30, 2020, 331,083 and 2,766,326 shares of Class B common stock were converted on a share-for-share basis into shares of Class A common stock, $0.01 par value per share. The shares of Class B common stock that were converted into shares of Class A common stock have been retired, thereby reducing the shares of Class B common stock authorized and outstanding.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Owned and leased hotels
Owned and leased hotels revenues	$268	$82	$569	$432
Intersegment revenues (1)	5	2	11	10
Adjusted EBITDA	51	(56)	34	(100)
Depreciation and amortization	58	63	175	182
Americas management and franchising
Management, franchise, and other fees revenues	85	29	189	121
Contra revenue	(5)	(5)	(14)	(13)
Other revenues	24	4	60	33
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	412	234	966	904
Intersegment revenues (1)	10	3	20	12
Adjusted EBITDA	74	16	156	81
Depreciation and amortization	5	5	16	15
ASPAC management and franchising
Management, franchise, and other fees revenues	16	17	51	42
Contra revenue	(1)	—	(3)	(2)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	26	18	70	62
Adjusted EBITDA	6	9	21	15
Depreciation and amortization	—	1	2	3
EAME/SW Asia management and franchising
Management, franchise, and other fees revenues	12	5	25	17
Contra revenue	(3)	(2)	(9)	(5)
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	18	14	46	46
Intersegment revenues (1)	1	—	1	1
Adjusted EBITDA	5	(2)	4	(12)
Depreciation and amortization	—	1	—	1
Corporate and other
Revenues	14	7	33	25
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	1	—	3
Intersegment revenues (1)	(1)	—	(1)	—
Adjusted EBITDA	(26)	(15)	(71)	(65)
Depreciation and amortization	8	10	26	32
Eliminations
Revenues (1)	(15)	(5)	(31)	(23)
Adjusted EBITDA	—	—	1	2
TOTAL
Revenues	$851	$399	$1,952	$1,642
Adjusted EBITDA	110	(48)	145	(79)
Depreciation and amortization	71	80	219	233
(1)Intersegment revenues are included in management, franchise, and other fees revenues, owned and leased hotels revenues, and other revenues and eliminated in Eliminations.

The table below provides a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to our consolidated Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to Hyatt Hotels Corporation	$120	$(161)	$(193)	$(500)
Interest expense	40	35	123	87
(Benefit) provision for income taxes	138	(59)	339	(188)
Depreciation and amortization	71	80	219	233
EBITDA	369	(105)	488	(368)
Contra revenue	9	7	26	20
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(456)	(267)	(1,082)	(1,015)
Costs incurred on behalf of managed and franchised properties	465	278	1,117	1,068
Equity (earnings) losses from unconsolidated hospitality ventures	12	20	(8)	45
Stock-based compensation expense (Note 14)	6	3	42	20
Gains on sales of real estate and other (Note 6)	(307)	—	(412)	(8)
Asset impairments	—	—	2	52
Other (income) loss, net (Note 18)	3	19	(34)	114
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	9	(3)	6	(7)
Adjusted EBITDA	$110	$(48)	$145	$(79)

17.    EARNINGS (LOSSES) PER SHARE
The calculation of basic and diluted earnings (losses) per share, including a reconciliation of the numerator and denominator, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$120	$(161)	$(193)	$(500)
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$120	$(161)	$(193)	$(500)
Denominator:
Basic weighted-average shares outstanding	102,298,714	101,277,404	101,910,558	101,312,741
Share-based compensation	1,688,833	—	—	—
Diluted weighted-average shares outstanding	103,987,547	101,277,404	101,910,558	101,312,741
Basic Earnings (Losses) Per Share:
Net income (loss)	$1.17	$(1.59)	$(1.89)	$(4.93)
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$1.17	$(1.59)	$(1.89)	$(4.93)
Diluted Earnings (Losses) Per Share:
Net income (loss)	$1.15	$(1.59)	$(1.89)	$(4.93)
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Hyatt Hotels Corporation	$1.15	$(1.59)	$(1.89)	$(4.93)
The computations of diluted net earnings (losses) per share for the three and nine months ended September 30, 2021 and September 30, 2020 do not include the following shares of Class A common stock assumed to be issued as stock-settled SARs and RSUs because they are anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
SARs	4,500	390,900	1,242,900	706,600
RSUs	3,400	540,200	562,800	499,200

18.    OTHER INCOME (LOSS), NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Transaction costs	$(19)	$—	$(19)	$—
Restructuring expenses	(3)	(22)	(3)	(69)
Performance guarantee expense (Note 12)	(3)	(8)	(8)	(47)
Credit losses (Note 4 and Note 5)	(2)	(8)	(12)	(26)
Foreign currency gains (losses), net	—	(1)	7	(3)
Performance guarantee liability amortization (Note 12)	1	1	2	7
Depreciation recovery	4	6	13	18
Unrealized gains (losses), net (Note 4)	7	8	20	(36)
Interest income	7	6	21	23
Other, net	5	(1)	13	19
Other income (loss), net	$(3)	$(19)	$34	$(114)
During the three and nine months ended September 30, 2021, we recognized $19 million of transaction costs related to the acquisition of ALG (see Note 19).
During the three and nine months ended September 30, 2020, we recognized $22 million and $69 million, respectively, of restructuring expenses, including severance, insurance benefits, outplacement, and other related costs, due to operational changes as a result of the COVID-19 pandemic.
During the nine months ended September 30, 2020, as a result of existing economic conditions, in part due to the COVID-19 pandemic and the developer's inability to complete construction and meet its debt service, we recognized a $14 million credit loss related to a debt repayment guarantee for a residential property in Brazil.
19.    SUBSEQUENT EVENTS
Acquisition—On August 14, 2021, we agreed to acquire 100% of the outstanding limited partnership interests in Casablanca Global Intermediate Holdings L.P., doing business as Apple Leisure Group, and 100% of the outstanding ordinary shares of Casablanca Global GP Limited, its general partner, a leading luxury resort management services, travel, and hospitality group (the "ALG acquisition"), pursuant to a definitive Securities Purchase Agreement (the "Purchase Agreement") for $2.7 billion of total consideration, subject to customary adjustments set forth in the Purchase Agreement related to working capital, cash, and indebtedness. The Purchase Agreement also provides for contingent consideration following the closing of the transaction upon the achievement, if ever, of certain targets related to ALG's outstanding travel credits. We closed on the transaction on November 1, 2021 and paid cash of $2.7 billion. The transaction was funded with a combination of cash on hand, $1 billion of proceeds from new debt described below, $575 million of proceeds from the common stock issuance (see Note 13), and $210 million of borrowings on the revolving credit facility. Given that the transaction recently closed, the preliminary purchase price allocation is in process and is incomplete as of this filing date.
Senior Notes Issuance—On October 1, 2021, we issued $700 million of 1.300% senior notes due 2023 at an issue price of 99.941% (the "2023 Fixed Rate Notes"), $300 million of floating rate senior notes due 2023 (the "2023 Floating Rate Notes") at par, and $750 million of 1.800% senior notes due 2024 at an issue price of 99.994% (the "2024 Fixed Rate Notes") (collectively, the "senior notes issuance"). We received approximately $1.7 billion of net proceeds, after deducting underwriting discounts and other offering expenses.
We used the net proceeds from the senior notes issuance to (i) fund a portion of the purchase price for the ALG acquisition, (ii) refinance the 2022 Notes as described below, and (iii) pay fees and expenses related to the senior notes issuance.
Debt Redemption—On October 15, 2021, utilizing the proceeds from the senior notes issuance, we redeemed the 2022 Notes for approximately $753 million, inclusive of $750 million of aggregate principal and $3 million of accrued interest outstanding.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements about the Company's plans, strategies, and financial performance; the impact of the COVID-19 pandemic and pace of recovery; the amount by which the Company intends to reduce its real estate asset base and the anticipated timeframe for such asset dispositions; and prospective or future events. Forward-looking statements involve known and unknown risks that are difficult to predict. As a result, our actual results, performance, or achievements may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "predict," "potential," "continue," "likely," "will," "would," and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to: the factors discussed in our filings with the SEC, including our Annual Report on Form 10-K; risks associated with the consummation of the ALG acquisition, including the related incurrence of material additional indebtedness; our ability to successfully integrate ALG's employees and operations into ours; the ability to realize the anticipated benefits of the acquisition of ALG as rapidly or to the extent anticipated; the duration of the COVID-19 pandemic and the pace of recovery following the pandemic, any additional resurgence, or COVID-19 variants; the short and longer-term effects of the COVID-19 pandemic, including the demand for travel, transient and group business, and levels of consumer confidence; the impact of the COVID-19 pandemic, any additional resurgence, or COVID-19 variants, and the impact of actions that governments, businesses, and individuals take in response, on global and regional economies, travel limitations or bans, and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; the broad distribution and efficacy of COVID-19 vaccines and wide acceptance by the general population of such vaccines; the ability of third-party owners, franchisees, or hospitality venture partners to successfully navigate the impacts of the COVID-19 pandemic, any additional resurgence, or COVID-19 variants; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the rate and the pace of economic recovery following economic downturns; global supply chain constraints and interruptions; risks affecting the luxury, resort, and all-inclusive lodging segments; levels of spending in business, leisure, and all-inclusive segments as well as consumer confidence; declines in occupancy and average daily rate ("ADR"); limited visibility with respect to future bookings; loss of key personnel; domestic and international political and geo-political conditions, including political or civil unrest or changes in trade policy; hostilities, or fear of hostilities, including future terrorist attacks, that affect travel; travel-related accidents; natural or man-made disasters such as earthquakes, tsunamis, tornadoes, hurricanes, floods, wildfires, oil spills, nuclear incidents, and global outbreaks of pandemics or contagious diseases, such as the COVID-19 pandemic, or fear of such outbreaks; our ability to successfully achieve certain levels of operating profits at hotels that have performance tests or guarantees in favor of our third-party owners; the impact of hotel renovations and redevelopments; risks associated with our capital allocation plans, share repurchase program, and dividend payments, including a reduction in, or elimination or suspension of, repurchase activity or dividend payments; the seasonal and cyclical nature of the real estate and hospitality businesses; changes in distribution arrangements, such as through internet travel intermediaries; changes in the tastes and preferences of our customers; relationships with colleagues and labor unions and changes in labor laws; the financial condition of, and our relationships with, third-party property owners, franchisees, and hospitality venture partners; the possible inability of third-party owners, franchisees, or development partners to access capital necessary to fund current operations or implement our plans for growth; risks associated with potential acquisitions and dispositions and the introduction of new brand concepts; the timing of acquisitions and dispositions and our ability to successfully integrate completed acquisitions with existing operations; failure to successfully complete proposed transactions (including the failure to satisfy closing conditions or obtain required approvals); our ability to successfully execute on our strategy to expand our management and franchising business while at the same time reducing our real estate asset base within targeted timeframes and at expected values; declines in the value of our real estate assets; unforeseen terminations of our management or franchise agreements; changes in federal, state, local, or foreign tax law; increases in interest rates and operating costs; foreign exchange rate fluctuations or currency restructurings; lack of acceptance of new brands or innovation; general volatility of the capital markets and our ability to access such markets; changes in the competitive environment in our industry, including as a result of the COVID-19 pandemic, industry consolidation, and the markets where we operate; our ability to successfully grow the World of Hyatt loyalty program and ALG's membership offering; cyber incidents and information technology failures; outcomes of legal or administrative proceedings; and violations of regulations or laws related to our franchising business.

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
At September 30, 2021, our worldwide hotel portfolio consisted of 1,028 hotels (244,879 rooms), including:
•427 managed properties (131,821 rooms), all of which we operate under management and hotel services agreements with third-party property owners;
•529 franchised properties (88,307 rooms), all of which are owned by third parties that have franchise agreements with us and are operated by third parties;
•30 owned properties (12,906 rooms) (including 1 consolidated hospitality venture), 1 finance leased property (171 rooms), and 6 operating leased properties (2,087 rooms), all of which we manage;
•25 managed properties and 2 franchised properties owned or leased by unconsolidated hospitality ventures (8,132 rooms); and
•8 franchised properties (1,455 rooms) that are operated by an unconsolidated hospitality venture in connection with a master license agreement by Hyatt, 3 of these properties (669 rooms) are leased by the unconsolidated hospitality venture.
Our worldwide property portfolio also included:
•9 all-inclusive resorts (3,591 rooms), all of which are owned by a third party in which we hold common shares and which operates the resorts under franchise agreements with us;
•16 vacation ownership properties under the Hyatt Residence Club brand and operated by third parties;
•34 residential properties, which consist of branded residences and serviced apartments. We manage all of the serviced apartments and those branded residential units that participate in a rental program with an adjacent Hyatt-branded hotel; and
•39 condominium ownership properties for which we provide services for the rental programs and/or homeowners associations (including 1 unconsolidated hospitality venture).
Additionally, through strategic relationships, we provide certain reservation and/or loyalty program services to hotels that are unaffiliated with our hotel portfolio and operate under other tradenames or marks owned by such hotels or licensed by third parties.
We report our consolidated operations in U.S. dollars. Amounts are reported in millions, unless otherwise noted. Percentages may not recompute due to rounding, and percentage changes that are not meaningful are presented as "NM." Constant currency disclosures used throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are non-GAAP measures. See "—Non-GAAP Measures" for further discussion of constant currency disclosures. We manage our business within four reportable segments as described below:
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
Overview of the Impact of the COVID-19 Pandemic
The global spread of the COVID-19 pandemic and its impacts are complex and continue to evolve, resulting in significant disruption to our business, the lodging and hospitality industries, and the global economy. The pandemic and its impacts have significantly reduced global travel, demand for hotel rooms, and travel experiences, and have had a material impact on global commercial activity across the travel, lodging, and hospitality industries, which has had, and is expected to continue to have, a material impact on our business, results of operations, cash flows, and financial condition. While recovery from the pandemic is underway, we expect demand for hospitality services could continue to be uneven in the near term as there remains uncertainty as to the pace of recovery of demand for lodging and travel-related experiences.
We have seen improvement in our comparable system-wide RevPAR for the quarter ended September 30, 2021 compared with the quarter ended June 30, 2021, led by strong leisure demand. As business traveler and consumer confidence improves and government and corporate restrictions on travel and freedom of movement are lifted, we expect to continue to see increased demand for business transient and group travel. However, as cases of COVID-19 persist in various regions around the globe and new COVID-19 variants emerge, restrictions still remain in certain markets, which has created, and may continue to create, demand volatility.
We have, at times, suspended operations at certain hotels across our portfolio in response to government restrictions and low levels of demand, but as restrictions have been lifted and demand has increased, we have re-opened the majority of our hotels. At September 30, 2021, 99% of our system-wide hotels were open.
Overview of Financial Results
For the quarter ended September 30, 2021, we reported net income attributable to Hyatt Hotels Corporation of $120 million, representing a $281 million increase, compared to the quarter ended September 30, 2020, driven by improved operating performance and a pre-tax gain on the sale of Hyatt Regency Lake Tahoe Resort, Spa and Casino, partially offset by an increase in tax expense.
Consolidated revenues increased $452 million, or 113.3% ($451 million, or 112.8%, excluding the impact of currency), during the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020. The increases in owned and leased hotels revenues; management, franchise, and other fees; other revenues; and revenues for the reimbursement of costs incurred on behalf of managed and franchised properties of $183 million, $61 million, $21 million, and $189 million, respectively, for the quarter ended September 30, 2021, compared to the quarter ended September 30, 2020, were driven by continuing recovery in operating performance as compared to the prior year, largely driven by leisure travel within certain markets.

During the quarter ended September 30, 2021, compared to the same period in 2020, we have seen group bookings production improve at our full service managed hotels in the Americas, including owned and leased hotels, with September gross production at the highest level since the onset of the COVID-19 pandemic, though still significantly lower than pre-COVID-19 pandemic levels. During the quarter, we experienced positive net booking production for 2021. In certain locations, revenues associated with group booking demand could be dependent on travel restrictions related to gatherings being lifted and confidence from meeting planners and businesses that their attendees are comfortable traveling.
Our consolidated Adjusted EBITDA for the quarter ended September 30, 2021 increased $158 million, compared to the third quarter of 2020, driven by the aforementioned increases in revenues due to the ongoing recovery from the prior year impacts of the COVID-19 pandemic. The increase in Adjusted EBITDA was primarily driven by our owned and leased hotels segment and Americas management and franchising segment, which increased $107 million and $58 million, respectively, for the quarter ended September 30, 2021, compared to the same period in the prior year. See "—Segment Results" for further discussion. See "—Non-GAAP Measures" for an explanation of how we utilize Adjusted EBITDA, why we present it, and material limitations on its usefulness, as well as a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA.
During the quarter ended September 30, 2021, there were no returns of capital to our shareholders through share repurchases, and there was no quarterly dividend payment as we suspended all share repurchase activity and dividend payments beginning in March 2020.
During the quarter ended September 30, 2021, we completed our 2019 commitment to realize $1.5 billion of proceeds through the sale of real estate and announced an additional commitment to realize $2.0 billion of proceeds from the disposition of owned assets by the end of 2024.
Hotel Chain Revenue per Available Room ("RevPAR") Statistics.

		RevPAR
		Three Months Ended September 30,
(Comparable locations)	Number of comparable hotels (1)	2021	vs. 2020 (in constant $)
System-wide hotels	876	$94	137.8%
Owned and leased hotels	33	$117	428.3%
Americas full service hotels	213	$114	303.1%
Americas select service hotels	409	$94	102.4%
ASPAC full service hotels	111	$64	5.7%
ASPAC select service hotels	25	$36	(4.1)%
EAME/SW Asia full service hotels	100	$83	162.6%
EAME/SW Asia select service hotels	18	$46	106.7%
(1) The number of comparable hotels presented above includes owned and leased hotels and hotels that had temporarily suspended operations for a portion of 2020 and/or 2021 due to the COVID-19 pandemic.
System-wide RevPAR increased 137.8% during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, driven by increased demand due to the continued recovery from the COVID-19 pandemic. Leisure demand continues to lead the recovery as travel restrictions have eased in certain markets. See "—Segment Results" for discussion of RevPAR by segment.
Our comparable system-wide hotels RevPAR of $94 and $39 for the three months ended September 30, 2021 and September 30, 2020, respectively, remain significantly below pre-COVID-19 pandemic levels of previously reported comparable system-wide hotels RevPAR of $137 for the three months ended September 30, 2019. While uncertainty surrounding the recovery remains, we have experienced growing momentum in our business transient and group business, and it is our expectation that both will continue to improve over the coming months. Leisure transient demand is expected to remain durable, but demand may be varied and uneven in the current environment.

Results of Operations
Three and Nine Months Ended September 30, 2021 Compared with Three and Nine Months Ended September 30, 2020
Discussion on Consolidated Results
For additional information regarding our consolidated results, refer to our condensed consolidated statements of income (loss) included in this quarterly report. Consolidated results were impacted significantly by the COVID-19 pandemic during the three and nine months ended September 30, 2021 and September 30, 2020. See "—Segment Results" for further discussion.
The impact from our investments in marketable securities held to fund our deferred compensation plans through rabbi trusts was recognized on the various financial statement line items discussed below and had no impact on net income (loss).
Owned and leased hotels revenues.

	Three Months Ended September 30,
	2021	2020	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$220	$49	$171	348.0%	$—
Non-comparable owned and leased hotels revenues	43	31	12	38.6%	—
Total owned and leased hotels revenues	$263	$80	$183	228.9%	$—

	Nine Months Ended September 30,
	2021	2020	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$465	$340	$125	36.9%	$2
Non-comparable owned and leased hotels revenues	93	82	11	12.7%	—
Total owned and leased hotels revenues	$558	$422	$136	32.2%	$2
Comparable owned and leased hotels revenues increased during the three and nine months ended September 30, 2021, compared to the same periods in the prior year, driven by increased demand and hotel re-openings following the suspension of operations at a number of hotels in 2020 due to the COVID-19 pandemic.
Non-comparable owned and leased hotels revenues increased during the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, driven primarily by acquisitions in 2021 and two properties undergoing renovations during 2020, partially offset by disposition activity. Additionally, the aforementioned increase in non-comparable owned and leased hotels revenues during the nine months ended September 30, 2021, compared to the same period in the prior year, was partially offset by the extended closure of an owned hotel. See "—Segment Results" for further discussion.

Management, franchise, and other fees revenues.

	Three Months Ended September 30,
	2021	2020	Better / (Worse)
Base management fees	$50	$19	$31	158.8%
Incentive management fees	10	6	4	54.7%
Franchise fees	36	15	21	141.6%
Management and franchise fees	96	40	56	136.5%
Other fees revenues	17	12	5	40.4%
Management, franchise, and other fees	$113	$52	$61	115.7%

	Three Months Ended September 30,
	2021	2020	Better / (Worse)
Management, franchise, and other fees	$113	$52	$61	115.7%
Contra revenue	(9)	(7)	(2)	(34.3)%
Net management, franchise, and other fees	$104	$45	$59	127.7%

	Nine Months Ended September 30,
	2021	2020	Better / (Worse)
Base management fees	$110	$74	$36	49.3%
Incentive management fees	30	12	18	142.4%
Franchise fees	82	48	34	69.4%
Management and franchise fees	222	134	88	65.0%
Other fees revenues	47	46	1	2.1%
Management, franchise, and other fees	$269	$180	$89	49.1%

	Nine Months Ended September 30,
	2021	2020	Better / (Worse)
Management, franchise, and other fees	$269	$180	$89	49.1%
Contra revenue	(26)	(20)	(6)	(30.3)%
Net management, franchise, and other fees	$243	$160	$83	51.4%
The increases in management and franchise fees during the three and nine months ended September 30, 2021, compared to the same periods in the prior year, were due to increased demand driven by the ongoing recovery in 2021, compared to the decreased demand and suspended hotel operations at a number of hotels in 2020 as a result of the COVID-19 pandemic.
Other fees revenues increased for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, primarily driven by increased license fees related to our co-branded credit card. During the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, the aforementioned increase was partially offset by a decrease in license fees in the Americas and ASPAC management and franchising segments. The increase in Contra revenue during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily driven by an accrued performance cure payment.
Other revenues.   During the three and nine months ended September 30, 2021, other revenues increased $21 million and $24 million, respectively, compared to the three and nine months ended September 30, 2020, primarily driven by the impact of the COVID-19 pandemic on our residential management operations during the prior year. The aforementioned favorability in our residential management operations was partially offset by decreased revenues due to the sale of the Exhale spa and fitness business during the fourth quarter of 2020.

Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties.

	Three Months Ended September 30,
	2021	2020	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$456	$267	$189	71.0%
Less: rabbi trust impact	1	(10)	11	104.2%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$457	$257	$200	77.7%

	Nine Months Ended September 30,
	2021	2020	Change
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	$1,082	$1,015	$67	6.7%
Less: rabbi trust impact	(15)	(11)	(4)	(42.3)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$1,067	$1,004	$63	6.3%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties increased during the three and nine months ended September 30, 2021, compared to the same periods in the prior year, primarily driven by higher reimbursements for payroll and related costs and system-wide services provided to managed and franchised properties due to hotels resuming operations after prior year suspensions and improved hotel operating performance.
The increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, included an $11 million decrease in the value of the marketable securities held to fund our deferred compensation plans through rabbi trusts due to declines in market performance. The increase in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, included a $4 million increase in the value of the marketable securities held to fund our deferred compensation plans through rabbi trusts due to improved market performance.
Owned and leased hotels expenses.

	Three Months Ended September 30,
	2021	2020	Better / (Worse)
Comparable owned and leased hotels expenses	$176	$96	$(80)	(83.5)%
Non-comparable owned and leased hotels expenses	32	32	—	0.4%
Rabbi trust impact	—	3	3	103.5%
Total owned and leased hotels expenses	$208	$131	$(77)	(58.4)%

	Nine Months Ended September 30,
	2021	2020	Better / (Worse)
Comparable owned and leased hotels expenses	$413	$387	$(26)	(6.8)%
Non-comparable owned and leased hotels expenses	88	105	17	16.8%
Rabbi trust impact	5	3	(2)	(56.4)%
Total owned and leased hotels expenses	$506	$495	$(11)	(2.0)%

The increases in comparable owned and leased hotels expenses during the three and nine months ended September 30, 2021, compared to the same periods in the prior year, were primarily due to higher variable expenses driven by hotels re-opening following the suspension of operations at a number of hotels in 2020 due to the COVID-19 pandemic and increased demand.
During the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, non-comparable owned and leased hotels expenses decreased primarily due to the extended closure of an owned hotel, partially offset by transaction activity and properties undergoing renovations during 2020. See "—Segment Results" for further discussion.
Other direct costs.  During the three and nine months ended September 30, 2021, other direct costs increased $22 million and $28 million, respectively, compared to the same periods in the prior year, primarily driven by the impact of the COVID-19 pandemic on our residential management operations during the prior year as well as increases related to our co-branded credit card program from higher cardholder spend and point transfers, partially offset by decreased expenses due to the sale of the Exhale spa and fitness business during the fourth quarter of 2020.
Selling, general, and administrative expenses.

	Three Months Ended September 30,
	2021	2020	Change
Selling, general, and administrative expenses	$69	$69	$—	0.6%
Less: rabbi trust impact	1	(19)	20	104.6%
Less: stock-based compensation expense	(6)	(3)	(3)	(107.5)%
Adjusted selling, general, and administrative expenses	$64	$47	$17	36.3%

	Nine Months Ended September 30,
	2021	2020	Change
Selling, general, and administrative expenses	$250	$217	$33	15.7%
Less: rabbi trust impact	(30)	(20)	(10)	(51.3)%
Less: stock-based compensation expense	(42)	(20)	(22)	(109.4)%
Adjusted selling, general, and administrative expenses	$178	$177	$1	1.0%
Selling, general, and administrative expenses were flat during the three months ended September 30, 2021, compared to the same period in the prior year, as increased expenses in 2021 were offset by the decline in market performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts. The aforementioned increases in expenses for the three months ended September 30, 2021, compared to the same period in the prior year, were due to prior year cost containment initiatives, primarily payroll and related costs, and increased stock-based compensation expense.
Selling, general, and administrative expenses increased during the nine months ended September 30, 2021, compared to the same period in the prior year, primarily driven by a reversal of previously recognized stock-based compensation expense related to certain PSU awards during the nine months ended September 30, 2020; increases in payroll and related costs resulting from cost containment initiatives during 2020; and the improved market performance of the underlying investments in marketable securities held to fund our deferred compensation plans through rabbi trusts. The increases were partially offset by a decrease in bad debt expense for the nine months ended September 30, 2021 compared to the same period in the prior year.
Adjusted selling, general, and administrative expenses exclude the impact of deferred compensation plans funded through rabbi trusts and stock-based compensation expense. Adjusted selling, general, and administrative expenses, as we define it, is a non-GAAP measure. See "—Non-GAAP Measures" for further discussion of Adjusted selling, general, and administrative expenses.

Costs incurred on behalf of managed and franchised properties.

	Three Months Ended September 30,
	2021	2020	Change
Costs incurred on behalf of managed and franchised properties	$465	$278	$187	67.4%
Less: rabbi trust impact	1	(10)	11	104.2%
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$466	$268	$198	73.7%

	Nine Months Ended September 30,
	2021	2020	Change
Costs incurred on behalf of managed and franchised properties	$1,117	$1,068	$49	4.6%
Less: rabbi trust impact	(15)	(11)	(4)	(42.3)%
Costs incurred on behalf of managed and franchised properties excluding rabbi trust impact	$1,102	$1,057	$45	4.3%
Costs incurred on behalf of managed and franchised properties increased during the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, primarily driven by increased payroll and related expenses at managed properties where we are the employer and expenses related to system-wide services provided to managed and franchised properties due to hotels resuming operations after prior year suspensions and improved operating performance.
The increase in costs incurred on behalf of managed and franchised properties during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, included an $11 million decrease in the value of the marketable securities held to fund our deferred compensation plans through rabbi trusts due to declines in market performance. The increase in costs incurred on behalf of managed and franchised properties during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, included a $4 million increase in the value of the marketable securities held to fund our deferred compensation plans through rabbi trusts due to improved market performance.
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts.

	Three Months Ended September 30,
	2021	2020	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$(1)	$19	$(20)	(104.6)%
Rabbi trust impact allocated to owned and leased hotels expenses	—	3	(3)	(103.5)%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$(1)	$22	$(23)	(104.5)%

	Nine Months Ended September 30,
	2021	2020	Better / (Worse)
Rabbi trust impact allocated to selling, general, and administrative expenses	$30	$20	$10	51.3%
Rabbi trust impact allocated to owned and leased hotels expenses	5	3	2	56.4%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts	$35	$23	$12	52.0%
Net gains (losses) and interest income from marketable securities held to fund rabbi trusts decreased during the three months ended September 30, 2021, compared to the same period in the prior year, and increased during the nine months ended September 30, 2021, compared to the same period in the prior year, driven by the market performance of the underlying invested assets.

Equity earnings (losses) from unconsolidated hospitality ventures.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Better / (Worse)	2021	2020	Better / (Worse)
Hyatt's share of unconsolidated hospitality ventures net losses excluding foreign currency	$(14)	$(20)	$6	$(48)	$(35)	$(13)
Net gains from sales activity related to unconsolidated hospitality ventures (Note 4)	—	—	—	68	—	68
Hyatt's share of unconsolidated hospitality ventures foreign currency net gains (losses)	—	(3)	3	4	(17)	21
Other	2	3	(1)	(16)	7	(23)
Equity earnings (losses) from unconsolidated hospitality ventures	$(12)	$(20)	$8	$8	$(45)	$53
The increase in equity earnings (losses) from unconsolidated hospitality ventures during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily driven by a pre-tax gain as we purchased our partner's interest in the entities that own Grand Hyatt São Paulo. See Part I, Item 1 "Financial Statements—Note 6 to the Condensed Consolidated Financial Statements" for additional information. The increases were partially offset by debt repayment guarantees for the hotel properties in India that we entered into during 2021. See Part I, Item 1 "Financial Statements—Note 12 to the Condensed Consolidated Financial Statements" for additional information.
Interest expense.   Interest expense increased $5 million and $36 million during the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year, primarily driven by the 2022 Notes issued during the third quarter of 2020. Interest expense during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, also increased due to the 2025 Notes and 2030 Notes issued during the second quarter of 2020. See Part I, Item 1 "Financial Statements—Note 9 to the Condensed Consolidated Financial Statements" for additional information.
Gains on sales of real estate and other.   During the three and nine months ended September 30, 2021, we recognized a $305 million pre-tax gain related to the sale of Hyatt Regency Lake Tahoe Resort, Spa and Casino and a $2 million pre-tax gain related to the sale of Alila Ventana Big Sur. During the nine months ended September 30, 2021, we also recognized a $104 million pre-tax gain related to the sale of Hyatt Regency Lost Pines Resort and Spa.
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
Asset impairments.   Asset impairments decreased $50 million during the nine months ended September 30, 2021 compared to the same period in the prior year. During the nine months ended September 30, 2020, we recognized $38 million of goodwill impairment charges and $14 million of impairment charges related to property and equipment, operating lease right-of-use assets, and definite-lived intangibles.
Other income (loss), net.   Other income (loss), net increased $16 million and $148 million during the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year. See Part I, Item 1 "Financial Statements—Note 18 to the Condensed Consolidated Financial Statements" for additional information.

Benefit (provision) for income taxes.

	Three Months Ended September 30,
	2021	2020	Better / (Worse)
Income (loss) before income taxes	$258	$(220)	$478	217.2%
Benefit (provision) for income taxes	(138)	59	(197)	(333.9)%
Effective tax rate	53.5%	26.8%		(26.7)%

	Nine Months Ended September 30,
	2021	2020	Better / (Worse)
Income (loss) before income taxes	$146	$(688)	$834	121.2%
Benefit (provision) for income taxes	(339)	188	(527)	(280.1)%
Effective tax rate	232.6%	27.3%		(205.3)%
For the three and nine months ended September 30, 2021, we recognized an income tax provision of $138 million and $339 million, respectively, primarily driven by the tax impact of the sale of Hyatt Regency Lake Tahoe Resort, Spa and Casino combined with a full valuation allowance on U.S. federal and state deferred tax assets and unbenefited foreign losses. See Part I, Item 1 "Financial Statements—Note 11 to the Condensed Consolidated Financial Statements."
Segment Results
As described in Part I, Item 1 "Financial Statements—Note 16 to the Condensed Consolidated Financial Statements," we evaluate segment operating performance using owned and leased hotels revenues; management, franchise, and other fees revenues; and Adjusted EBITDA.
Our segment revenues, comparable RevPAR, and Adjusted EBITDA during the three and nine months ended September 30, 2021 continue to be impacted by the COVID-19 pandemic, and performance remains significantly below pre-COVID-19 pandemic results. We have seen improvement in the third quarter of 2021 across most segments as compared to the second quarter, but the level of recovery has varied by market.
Owned and leased hotels segment revenues.

	Three Months Ended September 30,
	2021	2020	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$225	$51	$174	339.8%	$—
Non-comparable owned and leased hotels revenues	43	31	12	38.6%	—
Total segment revenues	$268	$82	$186	226.9%	$—

	Nine Months Ended September 30,
	2021	2020	Better / (Worse)		Currency Impact
Comparable owned and leased hotels revenues	$476	$350	$126	36.1%	$2
Non-comparable owned and leased hotels revenues	93	82	11	12.7%	—
Total segment revenues	$569	$432	$137	31.5%	$2
Comparable owned and leased hotels revenues increased during the three and nine months ended September 30, 2021, compared to the same periods in the prior year, driven by increased demand and hotel re-openings.

Non-comparable owned and leased hotels revenues increased during the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, primarily driven by acquisitions in 2021 and two properties undergoing renovations during 2020, partially offset by disposition activity. Additionally, the aforementioned increase in non-comparable owned and leased hotels revenues during the nine months ended September 30, 2021, compared to the same period in the prior year, was partially offset by the extended closure of an owned hotel.

	Three Months Ended September 30,
	RevPAR		Occupancy		ADR
	2021	vs. 2020 (in constant $)	2021	vs. 2020	2021	vs. 2020 (in constant $)
Comparable owned and leased hotels	$117	428.3%	55.2%	41.3% pts	$212	32.6%

	Nine Months Ended September 30,
	RevPAR		Occupancy		ADR
	2021	vs. 2020 (in constant $)	2021	vs. 2020	2021	vs. 2020 (in constant $)
Comparable owned and leased hotels	$83	52.4%	41.7%	17.5% pts	$198	(11.5)%
The increase in RevPAR at our comparable owned and leased hotels during the three and nine months ended September 30, 2021, compared to the same periods in the prior year, was primarily driven by improved leisure transient demand across various markets in the United States due to continued recovery from the COVID-19 pandemic. The three months ended September 30, 2021, compared to the same period in the prior year, also benefited from improved ADR.
During the three months ended September 30, 2021, we sold one property and it was removed from the comparable owned and leased hotels results. During the nine months ended September 30, 2021, we sold two properties and removed them from the comparable owned and leased hotels results, and we removed an additional property from the comparable owned and leased hotels results as the property has been closed for an extended period.
Owned and leased hotels segment Adjusted EBITDA.

	Three Months Ended September 30,
	2021	2020	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$42	$(53)	$95	179.8%
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA	9	(3)	12	351.5%
Segment Adjusted EBITDA	$51	$(56)	$107	190.2%

	Nine Months Ended September 30,
	2021	2020	Better / (Worse)
Owned and leased hotels Adjusted EBITDA	$28	$(93)	$121	129.9%
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA	6	(7)	13	182.2%
Segment Adjusted EBITDA	$34	$(100)	$134	133.7%

Owned and leased hotels Adjusted EBITDA. The increases in Adjusted EBITDA at our owned and leased hotels for the three and nine months ended September 30, 2021, compared to the same periods in the prior year, were primarily driven by the aforementioned $174 million and $126 million increases in comparable owned and leased hotels revenues, respectively, partially offset by increases in comparable owned and leased expenses driven by variable expenses incurred due to higher demand and hotels re-opening in 2021. The nine months ended September 30, 2021, compared to the same period in the prior year, further benefited from a decrease in non-comparable owned and leased hotels expenses largely related to the extended closure of an owned hotel.
Pro rata share of unconsolidated hospitality ventures' Adjusted EBITDA. Our pro rata share of Adjusted EBITDA from our unconsolidated hospitality ventures increased during the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily driven by the increased demand during 2021 due to continued recovery from the COVID-19 pandemic.
Americas management and franchising segment revenues.

	Three Months Ended September 30,
	2021	2020	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$85	$29	$56	198.4%
Contra revenue	(5)	(5)	—	(17.3)%
Other revenues	24	4	20	483.3%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	412	234	178	76.0%
Total segment revenues	$516	$262	$254	96.6%

	Nine Months Ended September 30,
	2021	2020	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$189	$121	$68	57.0%
Contra revenue	(14)	(13)	(1)	(10.1)%
Other revenues	60	33	27	82.2%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	966	904	62	6.9%
Total segment revenues	$1,201	$1,045	$156	15.0%
The increases in management, franchise, and other fees for the three and nine months ended September 30, 2021, compared to the same periods in the prior year, were primarily driven by increases in management fees from improved demand during 2021 due to continued recovery from the COVID-19 pandemic, which was led by certain markets in the United States, particularly resort destinations, and increases in franchise fees from select service properties. Additionally, during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, other fees declined due to the recognition of license fees in 2020 associated with an amended license agreement for Hyatt Residence Club, which was largely offset by an increase in termination fees.
The increases in other revenues for the three and nine months ended September 30, 2021, compared to the same periods in the prior year, were driven by increased demand in our residential management business during 2021 due to continued recovery from the COVID-19 pandemic.
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties increased during the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, primarily driven by higher reimbursements for payroll and related costs and system-wide services provided to managed and franchised properties due to hotels resuming operations after prior year suspensions and improved hotel operating performance.

	Three Months Ended September 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2021	vs. 2020 (in constant $)	2021	vs. 2020	2021	vs. 2020 (in constant $)
Americas full service	$114	303.1%	53.9%	35.8% pts	$212	35.1%
Americas select service	$94	102.4%	68.7%	24.8% pts	$137	29.3%

	Nine Months Ended September 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2021	vs. 2020 (in constant $)	2021	vs. 2020	2021	vs. 2020 (in constant $)
Americas full service	$80	60.3%	40.9%	15.2% pts	$196	0.6%
Americas select service	$73	54.2%	60.4%	20.0% pts	$121	3.2%
The RevPAR increases at our comparable system-wide full service and select service hotels during the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, were primarily driven by leisure transient demand, due to continued recovery from the COVID-19 pandemic. The three months ended September 30, 2021 also benefited from increases in ADR as compared to the same period in the prior year.
During the three and nine months ended September 30, 2021, one property was removed from the comparable Americas full service system-wide hotel results, and two properties were removed from the comparable Americas select service system-wide hotel results as the properties left the chain. Additionally, during the nine months ended September 30, 2021, four properties were removed from the comparable Americas full service system-wide hotel results as one is undergoing a significant renovation, one has been closed for an extended period, and two left the chain, and five properties were removed from the comparable Americas select service system-wide hotel results as they left the chain.
Americas management and franchising segment Adjusted EBITDA.

	Three Months Ended September 30,
	2021	2020	Better / (Worse)
Segment Adjusted EBITDA	$74	$16	$58	367.2%

	Nine Months Ended September 30,
	2021	2020	Better / (Worse)
Segment Adjusted EBITDA	$156	$81	$75	92.8%
The increases in Adjusted EBITDA during the three and nine months ended September 30, 2021, compared to the same periods in the prior year, were primarily driven by the aforementioned increases in management and franchise fees.

ASPAC management and franchising segment revenues.

	Three Months Ended September 30,
	2021	2020	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$16	$17	$(1)	(1.8)%
Contra revenue	(1)	—	(1)	(58.1)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	26	18	8	34.6%
Total segment revenues	$41	$35	$6	16.9%

	Nine Months Ended September 30,
	2021	2020	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$51	$42	$9	23.0%
Contra revenue	(3)	(2)	(1)	(50.2)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	70	62	8	11.6%
Total segment revenues	$118	$102	$16	15.6%
Management, franchise, and other fees increased for the nine months ended September 30, 2021, compared to the same period in the prior year, primarily driven by an increase in base and incentive management fees in Greater China due to improved domestic demand, partially offset by a decrease in license fees from the sale of branded residential ownership units.
The increases in revenues for the reimbursement of costs incurred on behalf of managed and franchised properties during the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, were driven by higher reimbursements related to system-wide services provided to managed and franchised properties due to improved operating performance.

	Three Months Ended September 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2021	vs. 2020 (in constant $)	2021	vs. 2020	2021	vs. 2020 (in constant $)
ASPAC full service	$64	5.7%	40.2%	(2.1)% pts	$159	11.2%
ASPAC select service	$36	(4.1)%	50.0%	(5.9)% pts	$72	7.3%

	Nine Months Ended September 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2021	vs. 2020 (in constant $)	2021	vs. 2020	2021	vs. 2020 (in constant $)
ASPAC full service	$65	20.0%	41.6%	8.2% pts	$155	(3.5)%
ASPAC select service	$38	42.8%	53.9%	16.2% pts	$71	(0.2)%
Comparable full service RevPAR increased for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily driven by an increase in ADR as compared to the prior year, which was negatively affected by the COVID-19 pandemic, as well as modest increases in demand from certain markets, including Tokyo which hosted the Olympics.
Comparable full and select service RevPAR increased for the nine months ended September 30, 2021, compared to the same period in the prior year, primarily driven by increased transient demand led by Greater China during 2021 due to continued recovery from the COVID-19 pandemic.

During the three and nine months ended September 30, 2021, one property was removed from the comparable ASPAC full service system-wide hotel results as it is undergoing a significant renovation. During the three months ended September 30, 2021, no properties were removed from the comparable ASPAC select service system-wide hotel results. Additionally, during the nine months ended September 30, 2021, one property was removed from the comparable ASPAC full service system-wide hotel results, and one property was removed from the ASPAC select service system-wide hotel results as the properties left the chain.
ASPAC management and franchising segment Adjusted EBITDA.

	Three Months Ended September 30,
	2021	2020	Better / (Worse)
Segment Adjusted EBITDA	$6	$9	$(3)	(26.9)%

	Nine Months Ended September 30,
	2021	2020	Better / (Worse)
Segment Adjusted EBITDA	$21	$15	$6	42.8%
The increase in Adjusted EBITDA during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily driven by the aforementioned increases in management, franchise, and other fees revenues, partially offset by increased selling, general, and administrative expenses, primarily payroll and related costs due to cost containment initiatives, in 2020.
EAME/SW Asia management and franchising segment revenues.

	Three Months Ended September 30,
	2021	2020	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$12	$5	$7	125.9%
Contra revenue	(3)	(2)	(1)	(68.1)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	18	14	4	43.0%
Total segment revenues	$27	$17	$10	65.8%

	Nine Months Ended September 30,
	2021	2020	Better / (Worse)
Segment revenues
Management, franchise, and other fees	$25	$17	$8	44.7%
Contra revenue	(9)	(5)	(4)	(75.6)%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	46	46	—	2.4%
Total segment revenues	$62	$58	$4	8.5%
The increases in management, franchise, and other fees during the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, were driven by increases in base and incentive management fees across the region during 2021 due to continued recovery from the COVID-19 pandemic. The increases in management fees were led by Europe as travel restrictions eased toward the end of the second quarter leading to increased transient demand.
The increase in Contra revenue during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily driven by an accrued performance cure payment.
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties increased during the three months ended September 30, 2021, compared to the same period in the prior year, primarily driven by higher reimbursements related to system-wide services provided to managed and franchised properties due to improved hotel operating performance.

	Three Months Ended September 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2021	vs. 2020 (in constant $)	2021	vs. 2020	2021	vs. 2020 (in constant $)
EAME/SW Asia full service	$83	162.6%	47.0%	28.6% pts	$178	3.0%
EAME/SW Asia select service	$46	106.7%	60.0%	29.6% pts	$76	4.8%

	Nine Months Ended September 30,
	RevPAR		Occupancy		ADR
(Comparable System-wide Hotels)	2021	vs. 2020 (in constant $)	2021	vs. 2020	2021	vs. 2020 (in constant $)
EAME/SW Asia full service	$55	30.3%	34.9%	10.4% pts	$158	(8.5)%
EAME/SW Asia select service	$34	18.1%	49.4%	14.8% pts	$69	(17.2)%
Comparable system-wide hotels RevPAR increased during the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, primarily driven by increased demand as various travel and movement restrictions were lifted during 2021 due to continued recovery from the COVID-19 pandemic. The RevPAR increases were primarily driven by leisure destinations in Europe, which benefited from a strong summer, and the Middle East, which has experienced steady recovery as restrictions on international travel have eased.
During the three and nine months ended September 30, 2021, two properties were removed from the comparable EAME/SW Asia full service system-wide hotel results as one was undergoing a renovation and one was closed for an extended period. During the three months ended September 30, 2021, no properties were removed from the comparable EAME/SW Asia select service system-wide hotel results, and during the nine months ended September 30, 2021, one property was removed from the comparable EAME/SW Asia select service system-wide hotel results as it left the chain.
EAME/SW Asia management and franchising segment Adjusted EBITDA.

	Three Months Ended September 30,
	2021	2020	Better / (Worse)
Segment Adjusted EBITDA	$5	$(2)	$7	374.9%

	Nine Months Ended September 30,
	2021	2020	Better / (Worse)
Segment Adjusted EBITDA	$4	$(12)	$16	134.3%
During the three months ended September 30, 2021, compared to the three months ended September 30, 2020, Adjusted EBITDA increased primarily due to the aforementioned increases in management, franchise, and other fees revenues.
The increase in Adjusted EBITDA during the nine months ended September 30, 2021, compared to the same period in the prior year, was primarily driven by reduced selling, general, and administrative expenses due to reserves recognized on certain receivables in the prior year as well as the aforementioned increases in management, franchise, and other fees revenues in the current year.

Corporate and other.

	Three Months Ended September 30,
	2021	2020	Better / (Worse)
Revenues	$14	$7	$7	102.8%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	1	(1)	(100.0)%
Adjusted EBITDA	(26)	(15)	(11)	(73.5)%

	Nine Months Ended September 30,
	2021	2020	Better / (Worse)
Revenues	$33	$25	$8	30.3%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	—	3	(3)	(100.0)%
Adjusted EBITDA	(71)	(65)	(6)	(9.2)%
Revenues increased during the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, primarily driven by license fees related to our co-branded credit card, partially offset by the sale of the Exhale spa and fitness business during the fourth quarter of 2020
Adjusted EBITDA decreased during the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, primarily driven by increases in certain selling, general, administrative expenses, including payroll and related costs, due to cost containment initiatives in 2020, partially offset by reduced expenses due to the sale of the Exhale spa and fitness business during the fourth quarter of 2020.
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
Adjusted EBITDA excludes certain items that can vary widely across different industries and among companies within the same industry. For instance, interest expense and benefit (provision) for income taxes are dependent upon company specifics, including capital structure, credit ratings, tax policies, and jurisdictions in which they operate, and therefore, can vary significantly across companies. Depreciation and amortization are dependent on company policies, including how the assets are utilized as well as the lives assigned to the assets, and Contra revenue is dependent on company policies and strategic decisions regarding payments to hotel owners. We exclude revenues for the reimbursement of costs and costs incurred on behalf of managed and franchised properties which relate to the reimbursement of payroll costs and system-wide services and programs that we operate for the benefit of our hotel owners as contractually we do not provide services or operate the related programs to generate a profit over the terms of the respective contracts. Over the long term, these programs and services are not designed to impact our economics, either positively or negatively. Therefore, we exclude the net impact when evaluating period-over-period changes in our operating results. Adjusted EBITDA includes costs incurred on behalf of our managed and franchised properties related to system-wide services and programs that we do not intend to recover from hotel owners. We exclude stock-based compensation expense to remove the variability amongst companies resulting from different compensation plans companies have adopted. Finally, we exclude other items that are not core to our operations, such as asset impairments and unrealized and realized gains and losses on marketable securities.
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

The table below provides a reconciliation of our net income (loss) attributable to Hyatt Hotels Corporation to EBITDA and a reconciliation of EBITDA to consolidated Adjusted EBITDA:

	Three Months Ended September 30,
	2021	2020	Change
Net income (loss) attributable to Hyatt Hotels Corporation	$120	$(161)	$281	174.5%
Interest expense	40	35	5	13.4%
(Benefit) provision for income taxes	138	(59)	197	333.9%
Depreciation and amortization	71	80	(9)	(9.9)%
EBITDA	369	(105)	474	451.3%
Contra revenue	9	7	2	34.3%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(456)	(267)	(189)	(71.0)%
Costs incurred on behalf of managed and franchised properties	465	278	187	67.4%
Equity (earnings) losses from unconsolidated hospitality ventures	12	20	(8)	(43.8)%
Stock-based compensation expense	6	3	3	107.5%
Gains on sales of real estate and other	(307)	—	(307)	NM
Other (income) loss, net	3	19	(16)	(79.1)%
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	9	(3)	12	351.5%
Adjusted EBITDA	$110	$(48)	$158	327.3%

	Nine Months Ended September 30,
	2021	2020	Change
Net income (loss) attributable to Hyatt Hotels Corporation	$(193)	$(500)	$307	61.4%
Interest expense	123	87	36	40.9%
(Benefit) provision for income taxes	339	(188)	527	280.1%
Depreciation and amortization	219	233	(14)	(5.7)%
EBITDA	488	(368)	856	232.5%
Contra revenue	26	20	6	30.3%
Revenues for the reimbursement of costs incurred on behalf of managed and franchised properties	(1,082)	(1,015)	(67)	(6.7)%
Costs incurred on behalf of managed and franchised properties	1,117	1,068	49	4.6%
Equity (earnings) losses from unconsolidated hospitality ventures	(8)	45	(53)	(118.0)%
Stock-based compensation expense	42	20	22	109.4%
Gains on sales of real estate and other	(412)	(8)	(404)	NM
Asset impairments	2	52	(50)	(95.4)%
Other (income) loss, net	(34)	114	(148)	(129.8)%
Pro rata share of unconsolidated owned and leased hospitality ventures' Adjusted EBITDA	6	(7)	13	182.2%
Adjusted EBITDA	$145	$(79)	$224	283.4%

Liquidity and Capital Resources
Overview
We finance our business primarily with existing cash, short-term investments, and cash generated from our operations. As part of our long-term business strategy, we use net proceeds from dispositions to support new investment opportunities, including acquisitions, as well as return capital to our shareholders when appropriate. If we deem it necessary, we borrow cash under our revolving credit facility or from other third-party sources and raise funds by issuing debt or equity securities. We maintain a cash investment policy that emphasizes the preservation of capital.
The COVID-19 pandemic and related travel restrictions and other containment efforts have had a significant impact on the travel and lodging and hospitality industries and, as a result, on our business, results of operations, cash flows, and financial condition. During 2020, we raised capital by issuing debt securities and took significant actions to manage operating expenses and cash flows consistent with business needs and demand levels. We have been, and will continue to be, disciplined with respect to our operational spending.
In alignment with our long-term business strategy, on November 1, 2021, we completed the ALG acquisition and paid cash of $2.7 billion. The transaction was funded with a combination of cash on hand, $1 billion of proceeds from new debt, $575 million of proceeds from the common stock issuance, and $210 million of borrowings on the revolving credit facility. See Part I, Item 1 "Financial Statements—Note 19 to the Condensed Consolidated Financial Statements" for additional information.
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
We believe that our cash position, short-term investments, and cash from operations, together with borrowing capacity under our revolving credit facility and our access to the capital markets, will be adequate to meet all of our funding requirements and capital deployment objectives in both the short term and long term.
Recent Transactions Affecting our Liquidity and Capital Resources
During the nine months ended September 30, 2021 and September 30, 2020, various transactions impacted our liquidity. See "—Sources and Uses of Cash."
Sources and Uses of Cash

	Nine Months Ended September 30,
	2021	2020
Cash provided by (used in):
Operating activities	$209	$(463)
Investing activities	738	(318)
Financing activities	300	1,527
Effect of exchange rate changes on cash	(3)	1
Net increase in cash, cash equivalents, and restricted cash	$1,244	$747
Cash Flows from Operating Activities
Cash provided by (used in) operating activities increased $672 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to improved performance across the portfolio driven by continued recovery from the COVID-19 pandemic, which contributed to increased working capital. Additionally, during the three months ended September 30, 2021, we received a $254 million refund from the IRS for a loss carryback claim allowed under the provision of the CARES Act.

Cash Flows from Investing Activities
During the nine months ended September 30, 2021:
•We received $343 million of proceeds, net of closing costs and proration adjustments, from the sale of Hyatt Regency Lake Tahoe Resort, Spa and Casino.
•We received $309 million of net proceeds from the sale of marketable securities and short-term investments.
•We received $268 million of proceeds, net of closing costs and proration adjustments, from the sale of Hyatt Regency Lost Pines Resort and Spa.
•We received $25 million of proceeds from the sales activity related to certain equity method investments and the redemption of a HTM debt security.
•We acquired Alila Ventana Big Sur for $146 million of cash, net of closing costs and proration adjustments, and received $148 million of proceeds, net of closing costs and proration adjustments from the subsequent sale.
•We purchased our partner's interest in the entities that own Grand Hyatt São Paulo for $6 million of cash, and we repaid the $78 million third-party mortgage loan on the property.
•We invested $65 million in capital expenditures (see "—Capital Expenditures").
•We invested $28 million in unconsolidated hospitality ventures.
•We acquired land from an unrelated third party for $7 million of cash.
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

Cash Flows from Financing Activities
During the nine months ended September 30, 2021:
•We issued and sold 8,050,000 shares of Class A common stock and received $575 million of net proceeds, after deducting approximately $25 million of underwriting discounts and other offering expenses.
•We repaid our outstanding 2021 Notes at maturity for approximately $257 million, inclusive of $7 million of accrued interest.
During the nine months ended September 30, 2020:
•We issued our 2025 Notes and 2030 Notes and received approximately $890 million of net proceeds, after deducting $10 million of underwriting discounts and other offering expenses.
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

	September 30, 2021	December 31, 2020
Consolidated debt (1)	$2,988	$3,244
Stockholders' equity	3,586	3,211
Total capital	6,574	6,455
Total debt to total capital	45.5%	50.3%
Consolidated debt (1)	2,988	3,244
Less: cash and cash equivalents and short-term investments	(2,775)	(1,882)
Net consolidated debt	$213	$1,362
Net debt to total capital	3.2%	21.1%
(1) Excludes approximately $633 million and $671 million of our share of unconsolidated hospitality venture indebtedness at September 30, 2021 and December 31, 2020, respectively, substantially all of which is non-recourse to us and a portion of which we guarantee pursuant to separate agreements.
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

	Nine Months Ended September 30,
	2021	2020
Enhancements to existing properties	$42	$52
Maintenance and technology	23	19
Investment in new properties under development or recently opened	—	33
Total capital expenditures	$65	$104

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
Senior Notes
The table below sets forth the outstanding principal balance of our Senior Notes at September 30, 2021, as described in Part I, Item 1 "Financial Statements—Note 9 to the Condensed Consolidated Financial Statements." Interest on the Senior Notes is payable semi-annually or quarterly. On October 1, 2021, we issued senior notes with an aggregate principal amount of $1.75 billion, and on October 15, 2021, we redeemed the 2022 Notes. See Part I, Item 1, "Financial Statements—Note 19 to the Condensed Consolidated Financial Statements."

Principal amount
2022 Notes	$750
2023 Notes	350
2025 Notes	450
2026 Notes	400
2028 Notes	400
2030 Notes	450
Total Senior Notes	$2,800
We are in compliance with all applicable covenants under the indenture governing our Senior Notes at September 30, 2021.
Revolving Credit Facility
The revolving credit facility is intended to provide financing for working capital and general corporate purposes, including permitted investments and acquisitions. At both September 30, 2021 and December 31, 2020, we had no balance outstanding. See Part I, Item 1 "Financial Statements—Note 9 to the Condensed Consolidated Financial Statements."
We are in compliance with all applicable covenants under the revolving credit facility at September 30, 2021.
On August 30, 2021, we entered into the Fourth Revolver Amendment and on March 18, 2021, we entered into the Third Revolver Amendment. See Part I, Item 1 "Financial Statements—Note 9 to the Condensed Consolidated Financial Statements" and our Current Reports on Form 8-K filed with the SEC on August 31, 2021 and March 22, 2021, respectively, both of which are incorporated in this quarterly report by reference, for more information related to the Fourth Revolver Amendment and the Third Revolver Amendment.
In connection with funding the acquisition of ALG that closed on November 1, 2021, we borrowed $210 million on the revolving credit facility. See Part I, Item 1 "Financial Statements—Note 19 to the Condensed Consolidated Financial Statements"
Letters of Credit
We issue letters of credit either under the revolving credit facility or directly with financial institutions. We had $272 million and $234 million in letters of credit issued directly with financial institutions outstanding at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, these letters of credit had weighted-average fees of approximately 160 basis points and a range of maturity of up to approximately three years.
Critical Accounting Policies and Estimates
Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have disclosed those estimates that we believe are critical and require complex judgment in their application in our 2020 Form 10-K, with additional considerations below.

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
We evaluate tax positions taken or expected to be taken on a tax return to determine whether they are "more likely than not" of being sustained assuming that the tax reporting positions will be examined by taxing authorities with full knowledge of all relevant information prior to recording the related tax benefit in our condensed consolidated financial statements. If a position does not meet the "more likely than not" standard, the benefit cannot be recognized. Assumptions, judgment, and the use of estimates are required in determining whether the "more likely than not" standard has been met when developing the provision for income taxes. A change in the assessment of the "more likely than not" standard with respect to a position could materially impact our condensed consolidated financial statements. See Part I, Item 1, "Financial Statements—Note 11 to our Condensed Consolidated Financial Statements."
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
We generated significant pre-tax losses in 2020 due to the impact of the COVID-19 pandemic, and during the three months ended March 31, 2021, we entered into a three-year U.S. cumulative loss position. We expect the cumulative three-year loss position may continue in 2021 as 2018 pre-tax income is replaced by 2021 results. As a result of our three-year U.S. cumulative loss and the scheduling estimates discussed above, we recognized a $176 million valuation allowance during the nine months ended September 30, 2021. If we continue to generate losses in future periods, additional valuation allowances may be required that could have an adverse impact on our net income (loss). When pre-tax income returns to normalized levels, we will consider the pre-tax income as positive evidence weighted within our analysis to evaluate the realizability of our U.S. deferred tax asset balances and determine whether a portion of the valuation allowance can be reversed. However, significant judgment will be required to determine the timing and amount of any reversal of the valuation allowance in future periods. See Part I, Item 1, "Financial Statements—Note 11 to our Condensed Consolidated Financial Statements."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. In certain situations, we seek to reduce earnings and cash flow volatility associated with changes in interest rates and foreign currency exchange rates by entering into financial arrangements to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objectives described above, and we do not use derivatives for trading or speculative purposes. At September 30, 2021, we were a party to hedging transactions, including the use of derivative financial instruments, as discussed below.
Interest Rate Risk
In the normal course of business, we are exposed to the impact of interest rate changes due to our borrowing activities. Our objective is to manage the risk of interest rate changes on the results of operations, cash flows, and the market value of our debt by creating an appropriate balance between our fixed and floating-rate debt. We enter into interest rate derivative transactions from time to time, including interest rate swaps and interest rate locks, in order to maintain a level of exposure to interest rate variability that we deem acceptable. At both September 30, 2021 and December 31, 2020, we did not hold any interest rate swap contracts or have outstanding interest rate locks.
The following table sets forth the contractual maturities and the total fair values at September 30, 2021 for our financial instruments materially affected by interest rate risk:

	Maturities by Period
	2021	2022	2023	2024	2025	Thereafter	Total carrying amount (1)	Total fair value
Fixed-rate debt	$—	$5	$355	$6	$456	$1,397	$2,219	$2,462
Average interest rate (2)							4.83%
Floating-rate debt (3)	$1	$754	$4	$3	$3	$18	$783	$790
Average interest rate (2)							3.28%
(1) Excludes $7 million of finance lease obligations and $21 million of unamortized discounts and deferred financing fees.
(2) Average interest rate at September 30, 2021.
(3) Includes Grand Hyatt Rio de Janeiro construction loan which had a 6.87% interest rate at September 30, 2021.
Foreign Currency Exposures and Exchange Rate Instruments
We transact business in various foreign currencies and utilize foreign currency forward contracts to offset our exposure associated with the fluctuations of certain foreign currencies. The U.S. dollar equivalents of the notional amount of the outstanding forward contracts, the majority of which relate to intercompany transactions, with terms of less than one year, were $184 million and $172 million at September 30, 2021 and December 31, 2020, respectively.
We intend to offset the gains and losses related to our third-party debt and intercompany transactions with gains or losses on our foreign currency forward contracts such that there is a negligible effect on our annual net income (loss). Our exposure to market risk has not materially changed from what we previously disclosed in our 2020 Form 10-K.
For the three and nine months ended September 30, 2021, the effects of these derivative instruments resulted in $5 million of net gains recognized in other income (loss), net on our condensed consolidated statements of income (loss). For the three and nine months ended September 30, 2020, the effects of these derivative instruments resulted in a net loss of $7 million and $0, respectively, recognized in other income (loss), net on our condensed consolidated statements of income (loss). We offset the gains and losses on our foreign currency forward contracts with gains and losses related to our intercompany loans and transactions, such that there is a negligible effect to our net income (loss). At both September 30, 2021 and December 31, 2020, we had an insignificant asset and $10 million of liabilities, respectively, related to these derivative instruments recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheets.

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
In March 2018, a putative class action was filed against the Company and several other hotel companies in federal district court in Illinois, Case No. 1:18-cv-01959, seeking an unspecified amount of damages and equitable relief for an alleged violation of the federal antitrust laws. In July 2021, the parties involved in this litigation entered into a confidential settlement agreement, and on July 26, 2021, the parties filed a Joint Stipulation of Dismissal With Prejudice dismissing the claims in that action. The settlement amount attributed to Hyatt was insignificant.
Item 1A. Risk Factors.
We are supplementing the risk factors described under the section titled "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 with the following risk factors.

We expect to incur material expenses and have incurred additional indebtedness related to the ALG acquisition.
We expect to incur material expenses and indebtedness in completing the ALG acquisition and integrating the business, operations, practices, policies, and procedures of ALG. While we have assumed that a certain level of transaction and integration expenses will be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Also, we incurred additional indebtedness to fund the ALG acquisition, which increases our debt service obligations and the risk of a downgrade of our credit ratings by credit rating agencies. On November 3, 2021, S&P lowered our credit rating to BB+ from BBB-. On October 1, 2021, we executed the senior notes issuance, which is disclosed as a subsequent event. See Part I, Item 1, "Financial Statements—Note 19 to our Condensed Consolidated Financial Statements." We cannot assure you that these additional expenses or indebtedness will not have an adverse effect on us or our results of operations.
We may not realize the anticipated benefits from the ALG acquisition.
The success of the ALG acquisition will depend, in part, on our ability to realize the anticipated benefits from successfully combining our and ALG's businesses. We plan on devoting substantial management attention and resources to integrating our and ALG's business practices so that we can fully realize the anticipated benefits of the ALG acquisition. Nonetheless, the business and assets acquired may not be successful or continue to grow at the same rate as when operated independently or may require greater resources and investments than originally anticipated. The ALG acquisition could also result in the assumption of unknown or contingent liabilities, and, because ALG operates in the same sector that we do, the ALG acquisition could also exacerbate a number of risks that currently apply to us.
Potential difficulties we may encounter include the following:
•the inability to successfully combine our and ALG's businesses in a manner that permits us to realize the anticipated benefits of the ALG acquisition in the time frame currently anticipated, or at all;
•difficulties resulting from developments of the COVID-19 pandemic, including the emergence of new virus variants or limits in the effectiveness of vaccination programs, which could cause us to slow, cease, or reevaluate the focus of integration efforts or impair the value of our and ALG's assets;
•the failure to integrate internal systems, programs, and controls, or decisions by our management to apply different accounting policies, assumptions, or judgments to ALG's operational results than ALG applied in the past;
•the inability to successfully realize the anticipated value from ALG's assets or the expected benefits and added value from the World of Hyatt loyalty program and ALG's membership club offering;

•loss of sales and other commercial relationships;
•the complexities associated with managing the combined company;
•the additional complexities of combining two companies with different histories, cultures, markets, strategies, and customer bases;
•the failure to retain key employees of either of the two companies that may be difficult to replace;
•the disruption of each company's ongoing businesses or inconsistencies in services, standards, controls, procedures, and policies;
•potential unknown liabilities and unforeseen increased expenses, delays, or regulatory conditions associated with the ALG acquisition; and
•performance shortfalls at one or both of the two companies as a result of the diversion of management's attention caused by completing the ALG acquisition and integrating our and ALG's operations.
We expect a significant portion of the purchase price for the ALG acquisition will be allocated to goodwill and intangible assets. We test goodwill and indefinite-lived intangible assets for impairment on an annual basis and at an interim date, if indicators of impairment exist. We evaluate definite-lived intangible assets for impairment on a quarterly basis. If our acquisition of ALG does not yield expected returns, we may be required to record impairment losses, which could materially adversely affect our reported results.
Any of these risks could adversely affect our ability to maintain relationships with customers, vendors, colleagues, and other commercial relationships or adversely affect our or ALG's future operational results. As a result, the anticipated benefits of the ALG acquisition may not be realized at all or may take longer to realize or may cost more than expected, which could adversely affect our business, financial condition, results of operations, and growth prospects. In addition, changes in laws and regulations could adversely impact our business, financial condition, results of operations, and growth prospects after the ALG acquisition.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of Class A common stock during the quarter ended September 30, 2021:

	Total number of shares purchased (1)	Weighted-average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
July 1 to July 31, 2021	—	$—	—	$927,760,966
August 1 to August 31, 2021	—	—	—	$927,760,966
September 1 to September 30, 2021	—	—	—	$927,760,966
Total	—	$—	—
(1)On each of October 30, 2018 and December 18, 2019, we announced the approvals of the expansions of our share repurchase program. Under each approval, we are authorized to purchase up to an additional $750 million of Class A and Class B common stock in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan or an accelerated share repurchase transaction. The repurchase program does not have an expiration date. At September 30, 2021, we had approximately $928 million remaining under the share repurchase authorization. We suspended all share repurchase activity effective March 3, 2020, and the terms of the Revolver Amendment restrict our ability to repurchase shares until the first quarter of 2022.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not Applicable.

Item 5.    Other Information.
On November 3, 2021, we filed a Certificate of Retirement with the Secretary of State of the State of Delaware to retire 187,562 shares of Class B common stock, $0.01 par value per share, of the Company. All 187,562 shares were converted into shares of Class A common stock in connection with sales by certain selling stockholders into the public market pursuant to Rule 144 under the Securities Act of 1933, as amended. The Company's Amended and Restated Certificate of Incorporation requires that any shares of Class B common stock that are converted into shares of Class A common stock be retired and may not be reissued.
Effective upon filing, the Certificate of Retirement amended the Amended and Restated Certificate of Incorporation of the Company to reduce the total authorized number of shares of capital stock of the Company by 187,562 shares. The total number of authorized shares of the Company is now 1,401,647,683, such shares consisting of 1,000,000,000 shares designated Class A common stock, 391,647,683 shares designated Class B common stock, and 10,000,000 shares designated Preferred Stock, par value $0.01 per share. A copy of the Certificate of Retirement is attached as Exhibit 3.1 hereto.

Item 6.    Exhibits.

Exhibit Number	Exhibit Description

2.1
Securities Purchase Agreement, dated August 14, 2021, by and among Casablanca Holdings L.P. (acting through Casablanca Holdings GP LLC), Casablanca Global GP Limited, Casablanca Global Intermediate Holdings L.P. and Zurich Hotel Investments, and, solely with respect to Section 11.17 and Article XI (solely as such Article relates to Section 11.17), Hyatt Hotels Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on November 2, 2021)

3.1	Amended and Restated Certificate of Incorporation of Hyatt Hotels Corporation, including the Certificate of Retirement of 187,562 Shares of Class B Common Stock

3.2
Amended and Restated Bylaws of Hyatt Hotels Corporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on September 11, 2014)

4.1
Tenth Supplemental Indenture, dated as of October 1, 2021, between the Company and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on October 1, 2021)

4.2
Eleventh Supplemental Indenture, dated as of October 1, 2021, between the Company and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on October 1, 2021)

4.3
Form of 1.300% Senior Note due 2023 (included in Exhibit 4.1 above) (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on October 1, 2021)

4.4
Form of 1.800% Senior Note due 2024 (included in Exhibit 4.1 above) (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on October 1, 2021)

4.5
Form of Floating Rate Senior Note due 2023 (included in Exhibit 4.2 above) (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on October 1, 2021)

10.1
Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of August 30, 2021, among Hyatt Hotels Corporation and Hotel Investors I, Inc., as Borrowers, certain subsidiaries of Hyatt Hotels Corporation, as Guarantors, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-34521) filed with the Securities and Exchange Commission on August 31, 2021)

+10.2	Hyatt Hotels Corporation Summary of Amended and Restated Non-Employee Director Compensation, effective as of January 1, 2022

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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Exhibit Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Management contract or compensatory plan arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hyatt Hotels Corporation

Date:	November 4, 2021	By:	/s/ Mark S. Hoplamazian
Mark S. Hoplamazian
President and Chief Executive Officer
(Principal Executive Officer)

Hyatt Hotels Corporation

Date:	November 4, 2021	By:	/s/ Joan Bottarini
Joan Bottarini
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)